Form 10QSB
period 1997-03-31
PC411 INC
filed 1997-06-30
CIK 1023994

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                         COMMISSION FILE NUMBER 0-22563

                                  PC411, INC.
       (Exact name of small business issuer as specified in its charter)

          DELAWARE                                              95-4463937
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                            Identification Number)


      9800 S. LA CIENEGA BLVD.
          INGLEWOOD, CA                                             90301
(Address of principal executive offices)                         (Zip Code)


                                 (310) 645-1114
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)

     CHECK WHETHER THE ISSUER (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY
SECTION 13 OR 15(d) OF THE EXCHANGE ACT DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND
(2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                               YES         NO  X
                                  -------    -------

     AS OF JUNE 26, 1997, THERE WERE OUTSTANDING 2,972,500 SHARES OF THE ISSUER'S COMMON STOCK, $.01 PAR VALUE.

===============================================================================

                                  PC411, INC.
                        QUARTERLY REPORT ON FORM 10-QSB
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                               TABLE OF CONTENTS
                               -----------------

PART I. FINANCIAL INFORMATION

                                                                            Page
                                                                            ----
Item 1.       Financial Statements (Unaudited):

              Balance Sheets as of March 31, 1997 and
                  December 31, 1996......................................    3

              Statements of Operations for the three months
                  ended March 31, 1997 and 1996..........................    4

              Statement of Stockholders' Equity for the
                  three months ended March 31, 1997......................    5

              Statements of Cash Flows for the three months
                  ended March 31, 1997 and 1996..........................    6

              Notes to the Quarterly Consolidated Financial Statements...    7

Item 2.       Management's Discussion and Analysis of Financial
                  Condition and Results of Operations....................    11


PART  II. OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K...........................    16

SIGNATURE................................................................    17

                                  PC411, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS
                                  (UNAUDITED)

                                                                          March 31,        December 31,
                                                                             1997              1996
                                                                       ----------------- -----------------
ASSETS:
Current assets:
    Cash and cash equivalents.....................................     $      35,899     $       8,605
    Accounts receivable...........................................            10,823            10,947
    Prepaid expenses..............................................           283,338           192,865
                                                                         -----------       -----------

         Total current assets.....................................           330,060           212,417
                                                                         -----------       -----------

Property and equipment, net.......................................           125,826           132,972
                                                                         -----------       -----------

         Total assets.............................................      $    455,886      $    345,389
                                                                         ===========       ===========


CURRENT LIABILITIES:
Accrued expenses..................................................      $    199,276      $    192,992
Deferred revenue..................................................            35,887            25,387
Related party demand loan payable ................................           577,623           327,065
                                                                         -----------       -----------

         Total current liabilities................................           812,786           545,444
                                                                         -----------       -----------

Commitments and contingencies.....................................                --                --

STOCKHOLDERS' EQUITY (DEFICIT):
    Preferred stock, Series A $.01 par value.  Authorized 10,000 shares; issued and outstanding 0 and 1,820 shares at
       March 31, 1997 and December 31, 1996, respectively,
       liquidation value of $550 per share........................                --                18
    Common Stock, $.01 par value.  Authorized 10,000 shares;
       issued and outstanding 12,866 and 4,240 at March 31, 1997
       and December 31, 1996, respectively........................               129                42
    Additional paid-in capital....................................         1,450,724         1,406,427
    Deficit accumulated during the development stage..............        (1,807,753)       (1,606,542)
                                                                         -----------       -----------

         Net stockholders' deficit................................          (356,900)         (200,055)
                                                                         -----------       -----------

         Total liabilities and stockholders' equity (deficit).....      $    455,886      $    345,839
                                                                         ===========       ===========









                 See accompanying Notes to Financial Statements

                                  PC411, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                                                  Period from
                                                        Three Months Ended March 31,           December 29, 1993
                                                  ----------------------------------------- (Date of Inception) to
                                                         1997                 1996              March 31, 1997
                                                  -------------------- -------------------- ------------------------
Revenues....................................       $     41,550          $    11,556             $    109,961

Cost and expenses:
     Cost of revenues.......................             30,659               13,242                  228,199
     Research and development...............              7,843               76,159                  553,976
     Sales and marketing....................             15,855               13,435                  159,197
     General and administrative.............            129,858              125,581                  792,155
                                                    -----------          -----------               ----------
                                                        184,215              228,417                1,733,527
                                                    -----------          -----------               ----------

Operating loss..............................           (142,665)            (216,861)              (1,623,566)
                                                    -----------          -----------               ----------

Other income (expense):
     Interest and other income..............                 --                2,945                   50,818
     Interest expense.......................            (57,746)                  --                 (232,605)
                                                    -----------          -----------               ----------

     Other income (expense).................            (57,746)               2,945                 (181,787)
                                                    -----------          -----------               ----------

Loss before income taxes....................           (200,411)            (213,916)

Income taxes................................                800                  800                    2,400
                                                    -----------          -----------               ----------

Net loss....................................           (201,211)            (214,716)             $(1,807,753)
                                                                                                   ==========

Dividends on preferred shares - undeclared..           (104,250)                  --
                                                    -----------          -----------

Net loss applicable to common stock.........       $   (305,461)        $   (214,716)
                                                    ===========          ===========

Net loss per share..........................       $     (30.57)        $     (50.64)
                                                    ===========          ===========

Shares used in computing net loss per share               9,991                4,240
                                                    ===========          ===========

Pro forma net loss per share................               (.10)                (.07)
                                                    ===========          ===========

Shares used in computing pro forma net
     loss per share.........................          2,972,500            2,972,500
                                                    ===========          ===========








                 See accompanying Notes to Financial Statements

                                  PC411, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                       STATEMENT OF STOCKHOLDERS' EQUITY
                   FOR THE THREE MONTHS ENDED MARCH 31, 1997
                                  (Unaudited)

                                                                                                    Deficit
                                                                                                  accumulated        Total
                                     Preferred Stock          Common Stock         Additional      during the    stockholders'
                                   -------------------    ---------------------      paid-in      development       equity
                                    Shares     Amount      Shares       Amount       capital         stage       (deficiency)
                                   --------   --------    --------     --------    ----------     -----------    ------------
Balance, December 31, 1996......      1,820     $  18       4,240        $  42      $1,406,427    $(1,606,542)      $(200,055)

Net loss........................                                                                     (201,211)       (201,211)

Conversion of preferred stock
   to common stock..............     (1,820)      (18)      8,626           87             (69)                            --

Interest component of stock
   option granted...............                                                        44,366                         44,366
                                    -------      ----      ------          ---       ---------      ---------         -------

Balance, March 31, 1997.........         --     $  --      12,866         $129      $1,450,724    $(1,807,753)      $(356,900)
                                    =======      ====      ======          ===       =========      =========         =======

























                 See accompanying Notes to Financial Statements

                                  PC411, INC.
                         (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                                                  Period from
                                                           Three Months Ended March 31,        December 29, 1993
                                                         ---------------------------------- (Date of Inception) to
                                                               1997             1996            March 31, 1997
                                                         ----------------- ---------------- ------------------------
Cash flows from operating activities:
   Net loss..........................................        $(201,211)         $(214,716)        $(1,807,753)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
     Depreciation....................................            9,968              9,052              76,441
     Interest component of stock options granted.....           44,366                                 44,366
     Amortization of discount on loan payable........                                                 160,940
     Changes in assets and liabilities:
        Accounts receivable..........................              124                                (10,823)
        Prepaid expenses.............................          (90,473)                              (283,338)
        Accrued expenses.............................            6,284                                199,276
        Deferred revenues............................           10,500                                 35,877
                                                            ----------          ---------        ------------

Cash used in operating activities....................         (220,442)          (205,665)         (1,585,004)
                                                            ----------          ---------        ------------

Cash flows from investing activities:
   Acquisition of property and equipment.............           (2,822)            (5,071)           (202,267)
                                                            ----------          ---------        ------------

Cash flows from financing activities:
   Increase in loan payable..........................          250,558                                577,623
   Issuance of preferred stock.......................                                               1,001,000
   Shareholder cash contribution.....................                                                  92,047
   Issuance of common stock..........................                                                 152,500
                                                            ----------          ---------        ------------

Cash flows provided from financing activities........          250,558                              1,823,170
                                                            ----------          ---------        ------------

Net increase (decrease) in cash......................           27,294           (210,735)             35,899
Cash and cash equivalents at beginning of period.....            8,605            370,827                  --
                                                            ----------          ---------        ------------

Cash and cash equivalents at end of period...........       $   35,899          $ 160,093       $      35,899
                                                            ==========           ========        ============












                 See accompanying Notes to Financial Statements

                                  PC411, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

                                  (UNAUDITED)

 (1)   BUSINESS AND ORGANIZATION

       PC411, Inc. was incorporated in Delaware on December 29, 1993. The Company provides an on-line service that transmits name, address, telephone number and other related information digitally to users of personal computers.

       INITIAL PUBLIC OFFERING

       On May 21, 1997, the Company completed an initial public offering ("IPO") of 1,322,500 units (including 172,500 units from the exercise of the Underwriter's over allotment option), each unit consisting of one share of Common Stock and one Redeemable Class A Warrant to purchase a share of Common Stock. The units were sold for $5.75 each and the Company received, after expenses of the IPO, approximately $6 million in net proceeds. Immediately prior to the IPO, the then outstanding 12,866 shares of Common Stock were converted into 2,222,390 shares of Common Stock pursuant to a 172.7336-for-1 stock split. Certain stockholders contributed 632,390 shares to the Company resulting in 1,590,000 shares outstanding. In addition, the Company issued an additional 60,000 shares to its legal counsel in connection with services rendered for the IPO. As a result of the foregoing, at May 23, 1997 the Company had 2,972,500 shares outstanding. See notes 5 and 6 below.

(2)    PRINCIPLES OF REPORTING

       The financial statements of the Company as of March 31, 1997 presented herein have been prepared by the Company and are unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of March 31, 1997 and the results of operations and cash flows for all periods presented have been made. Results for the interim periods are not necessarily indicative of the results for the entire year.

       These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1996 included in the Company's Registration Statement on Form SB-2, as amended (No. 333-21545).

       USE OF ESTIMATES

       The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

                                  PC411, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                                  (UNAUDITED)

       STOCK OPTIONS

       The Company applies APB Opinion No. 25 and related Interpretations in accounting for its stock options. In 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation", which, if fully adopted, changes the methods of recognition of cost on certain stock options.

 (3)   RELATED PARTY TRANSACTIONS

       The Company entered into a Loan and Security Agreement, dated as of June 27, 1996, as amended (the Loan Agreement), with New Valley Corporation ("New Valley"), an indirect majority owner of the Company's shares of Common Stock, pursuant to which New Valley agreed to provide the Company, in its sole and absolute discretion, with up to $750,000 in financing. Amounts advanced under the Loan Agreement were due on demand and bore interest at 12% per annum. In May 1997, the Company issued to New Valley 1,000,000 Redeemable Class A Warrants at the IPO price of $.25 per warrant in satisfaction of $250,000 of indebtedness under the Loan Agreement and the remaining balance due under the Loan Agreement of $447,064 was satisfied out of the net proceeds of the IPO.

       In January 1997, the Company granted to Direct Assist Holding Inc., a wholly-owned subsidiary of New Valley, options to acquire 500,000 shares of Common Stock at $5.75 per share, which fully vested upon the completion of the IPO. Such options were issued in connection with services provided on behalf of the Company's IPO, for Preferred Stock equity placement by New Valley, and for the Loan Agreement provided to the Company by New Valley. For financial reporting purposes, the Company has recorded $125,000 of the value assigned to these options as a dividend on Preferred Stock for the period January 1, 1997 through May 22, 1997, of which $79,225 relates to the first quarter of 1997. In addition, the Company has recorded imputed interest expense of $70,000 arising from the issuance of such options during the period from January 1, 1997 through May 22, 1997, of which $44,366 relates to the first quarter of 1997.

 (4)   STOCK OPTION PLAN

       The Company has a stock option plan, "1997 Stock Option Plan" (the "1997 Plan"). The 1997 Plan provides for the grant of options to purchase the Company's stock to the employees of the Company. Subject to certain limitations under the 1997 Plan, the number of awards, the terms and conditions of any award granted thereunder (including, but not limited to, the exercise price, grant price or purchase price) are at the discretion of the Board of Directors. The Board of Directors had set aside 750,000 shares of the Company's common stock for issuance under the 1997 Plan. In January 1997, the Company's Board of Directors authorized the grant of 404,000 stock options at an exercise price of $4.40 under the 1997 Plan. One third of such options vested upon the completion of the IPO and one third will vest at the end of each of the first and second years thereafter. When granted, the Company determined the fair market value of each of the Company's shares to be $4.40, post-stock split; accordingly, no compensation expense was

                                  PC411, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                                  (UNAUDITED)

       recognized for these options. In April and May 1997, an aggregate of 102,000 stock options were granted at an exercise price of $5.50 per share, of which 15,060 became exercisable on the completion of the IPO. All stock options under the 1997 Plan are subject to an eighteen month lock-up agreement with the underwriter of the IPO which expires November 1998.

       Stock options issued in 1995 and 1996 under a 1994 stock option plan which was terminated in 1997, vest over a three-year period and have an exercise price of $11.50 per share. At March 31, 1997, 3,455 of the granted options were outstanding and exercisable.

       Additionally, in connection with its IPO, the Company granted to the underwriter of the offering options to purchase 73,600 units, at the price of $5.75. Each unit consists of one share of Common Stock and one warrant to purchase an additional share at the price of $5.75.

       In addition to the options issued in connection with the stock option plans, the Company has granted other parties certain stock options as described in Note 3.

(5)   PREFERRED STOCK

       The Company has the authority to issue 10,000 shares of Preferred Stock, which may be issued from time to time in one or more series. In May 1995, the Company sold and issued 1,820 shares of Series A Cumulative Convertible Preferred Stock, $.01 par value. Dividends at an annual rate of $55 per share on the Series A Preferred Stock are cumulative from the date of original issue and are payable annually in arrears, when and as declared by the Company's Board of Directors.

       On January 29, 1997, all 1,820 outstanding shares of Preferred Stock were converted into 8,626 shares of Common Stock, and the cumulative dividends on the Preferred Stock of $171,953 were subsequently declared and paid on May 22, 1997 out of the net proceeds of the IPO.

(6)    PRO FORMA FINANCIAL INFORMATION

       On May 21, 1997, the Company received gross proceeds of $6,843,938 from the sale of the 1,322,500 units after the underwriting discount. After offering expenses of approximately $750,000, repayment of the amounts advanced under the Loan Agreement, the payment of Preferred Dividends, and the payment of a consulting fee to the underwriters of $80,000, the Company had approximately $5.4 million remaining from the proceeds of the IPO for working capital purposes.

       The following table presents the Company's pro forma unaudited stockholders' equity as of March 31, 1997 assuming the then outstanding 12,866 shares of Common Stock were converted into 2,222,390 shares of Common Stock pursuant to a 172.7336-for-1 stock split, certain stockholders contributed 632,390 shares to the Company, the issuance of 60,000 shares of Common Stock to the Company's counsel, and the completion of the IPO of 1,322,500 units

                                  PC411, INC.
                         (A Development Stage Company)

                  NOTES TO FINANCIAL STATEMENTS - (Continued)
                                  (Unaudited)


       (including 172,500 units from the exercise of the Underwriter's over allotment option), each unit consisting of one share of Common Stock and one Redeemable Class A Warrant occurred on March 31, 1997.

                                                                                        MARCH 31,
                                                                                           1997
                                                                                    ------------------
       Pro Forma Stockholders' Equity:
           Preferred stock, $.01 par value. Authorized 10,000 shares;
             no issued and outstanding shares.................................      $           --
           Common stock, $.01 par value.  Authorized  25,000,000 shares;
             issued and outstanding 2,972,500 shares..........................              29,725
           Additional paid-in capital.........................................           7,389,223
           Accumulated deficit during the development stage...................          (1,807,753)
                                                                                    --------------

                Net stockholders' equity......................................      $    5,611,195
                                                                                    ==============


                                  PC411, INC.

                         (A DEVELOPMENT STAGE COMPANY)

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Financial Condition and Results of Operations of the Company should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and the notes thereto included in the Company's Registration Statement on Form SB-2 (No. 333-21545) relating to its initial public offering, which was completed in May 1997.

OVERVIEW

The Company currently provides an on-line electronic directory assistance service that gives its customers access to over 110 million U.S. and Canadian residence and business telephone numbers, addresses and ZIP codes. The PC411 service is available on a direct-dial basis with a personal computer, a modem, and either the Company's proprietary, copyrighted software program, PC411 FOR WINDOWS, or an Internet browser. The PC411 service is available over the Internet at the address HTPP://WWW.PC411.COM. The Company is a development stage enterprise. Since its inception in December 1993, the Company has devoted substantially all of its expenditures (approximately $1.8 million through March 31, 1997) to the development of the PC411 service. The Company introduced the first version of the PC411 service in December 1994.

Given its limited operating history, the Company and its prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the new and rapidly evolving markets for on-line and internet services. To address these risks, the Company must, among other things, continue to respond to competitive developments, attract, retain and motivate qualified personnel, implement and successfully execute its sales and marketing strategy, create and distribute a version of PC411 FOR WINDOWS for other operating systems, develop relationships with third parties for purposes of general distribution and specific industry penetration and upgrade its technologies and services. There can be no assurance that the Company will be successful in addressing such risks.

The limited operating history of the Company makes the prediction of future results of operations difficult or impossible. The Company believes that period to period comparisons of its operating results for any period should not be relied upon as an indication of future performance. The Company currently expects to significantly increase its operating expenses as it builds its sales and marketing staff, increases product development spending, and invests in infrastructure. As a result, the Company expects to continue to incur significant losses on a quarterly and annual basis for the foreseeable future.

In addition, the Company does not have historical financial data for any significant period of time on which to base planned operating expenses. The Company's expense levels are based in part on its expectations concerning future revenue and to a large extent are fixed. Quarterly revenues and operating results depend substantially upon signing up new customers and retaining such customers which are difficult to forecast accurately. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall, and any significant shortfall in revenue in relation to the Company's expectations would have an immediate adverse effect on the Company's business, results of operations and financial condition. In addition, the Company currently expects to increase significantly its operating expenses as it builds its sales and marketing staff, increases product

                                  PC411, INC.
                         (A DEVELOPMENT STAGE COMPANY)

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

development spending, and invests in infrastructure. To the extent that such expenses precede or are not subsequently followed by increased revenues, the Company's business, results of operations and financial condition will be materially and adversely affected.

The Company licenses its database and pays a percentage of revenues earned from the display of the listing data, with minimum quarterly payments. The Company typically charges its customers a registration fee and then on a per use basis, or an annual subscription fee. The Company has entered into distribution agreements with three computer equipment manufacturers and one modem manufacturer, pursuant to which PC411 FOR WINDOWS will be installed on a computer's hard drive or a copy of PC411 FOR WINDOWS will be included with the purchase of a modem. The Company pays a distribution fee to the three computer equipment manufacturers and one modem manufacturer for the distribution of PC411 FOR WINDOWS either based upon the number of new customers that sign up for the PC411 service or the revenues that such new customers generate. Although the Company has experienced revenue growth in recent months due to these bundling agreements, there can be no assurance that revenues of the Company will continue to increase, that revenues will continue at their current level, that the Company will be able to maintain these arrangements, or that the Company will enter into additional bundling agreements with other third parties. The Company has recently been notified by Sony that as of June 1997 it will no longer include in its new releases products, such as PC411 FOR WINDOWS, which require users to pay for services. Sony accounted for less than 10% of the Company's customers during the three months ended March 31, 1997.

The Company's operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside the Company's control. These factors include the level of usage of the Internet, demand for Internet advertising, the continued growth of private intranets, the amount and timing of capital expenditures and other costs relating to the expansion of the Company's operations, the introduction of new products or services by the Company or its competitors, pricing changes in the industry, technical difficulties with respect to the use of the PC411 service, general economic conditions and economic conditions specific to on-line services and the Internet. As a strategic response to changes in the competitive environment, the Company may from time to time make certain pricing, service or marketing decisions that could have a material adverse effect on the Company's business, results of operations and financial condition.

INITIAL PUBLIC OFFERING

On May 21, 1997, the Company completed an initial public offering ("IPO") of 1,322,500 units (including 172,500 units from the exercise of the Underwriter's over allotment option), each unit consisting of one share of Common Stock and one Redeemable Class A Warrant to purchase a share of Common Stock. The units were sold for $5.75 each and the Company received, after expenses of the IPO, approximately $6.1 million in net proceeds. Immediately prior to the IPO, the then outstanding 12,866 shares of Common Stock were converted into 2,222,390 shares of Common Stock pursuant to a 172.7336-for-1 stock split. Certain stockholders contributed 632,390 shares to the Company resulting

                                  PC411, INC.
                         (A DEVELOPMENT STAGE COMPANY)

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

in 1,590,000 shares outstanding. In addition, the Company issued an additional 60,000 shares to its legal counsel in connection with services rendered for the IPO. As a result of the foregoing, at May 23, 1997 the Company had 2,972,500 shares outstanding.

RESULTS OF OPERATIONS

REVENUES. The Company's revenues have been derived from registration fees and usage charges for the modem dial-up PC411 service. Revenues are recognized over the period in which the related services are to be provided. Revenues for the three months ended March 31, 1997 were $41,550 compared to $11,556 for the same period in the prior year. The increase in revenues were due primarily to the bundling arrangements with IBM and U.S. Robotics.

COST OF REVENUES. Cost of revenues consists primarily of the cost of data and the distribution fees paid to IBM and U.S. Robotics. The Company's contract for the listing data provides for a specified percentage of revenues that the Company generates from the distributing the data, with minimum quarterly payments. To date, the Company has been only required to pay the minimum quarterly payments. Cost of revenues for the three months ended March 31, 1997 were $30,659 as compared to $13,242 for the same period in the prior year. The increase is due primarily to the bundling arrangements with IBM and U.S. Robotics.

RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of employee compensation associated with the design, programming, and testing of the PC411 service. Research and development expenses were $7,843 and $76,159 for the three months ended March 31, 1997 and 1996, respectively. The decrease in research and development was primarily attributable to a decrease in the number of programmer hours.

SALES AND MARKETING EXPENSES. Sales and marketing expenses consist primarily of public relations, print advertising, and trade shows. Sales and marketing expenses for the three months ended March 31, 1997 and 1996 were $15,855 and $13,435, respectively.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of expenses for administration, office operations, and general management activities, including legal, accounting, and other professional fees. General and administrative expenses were $129,858 and $125,581 for the three months ended March 31, 1997 and 1996, respectively.

OTHER INCOME (EXPENSE). Interest expense was $57,746 for the three months ended March 31, 1997 as compared to interest income of $2,945 for the same period in the prior year. The interest expense was attributed entirely to the loan from New Valley Corporation ("NVC"), an indirect majority owner of the Company. Included in interest expense was $35,000 in imputed interest attributable to stock options granted to Direct Assist Holding Inc. ("DAH"), a wholly-owned subsidiary of NVC, on January 29, 1997.

                                  PC411, INC.
                         (A DEVELOPMENT STAGE COMPANY)

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

INCOME TAXES; NET OPERATING LOSS. The Company had no income and therefore made no provision for federal or state income taxes other than the required California state minimum tax of $800. At March 31 1997, the Company had approximately $1,400,000 of federal net operating loss carryforwards for tax reporting purposes available to offset future taxable income, if any. The amounts of and the benefits from net operating loss carryforwards are subject to certain limitations and these net operating loss carryforwards expire in 2010.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception the Company has financed its operations primarily through the private placement of Preferred Stock and secured short term borrowings from NVC. The Company has not been able to generate sufficient cash from operations and, as a consequence, additional financing has been required to fund ongoing operations. Cash used in operations for the three months ended March 31, 1997 and 1996 was $220,442 and $205,665, respectively. The increase in the cash used in operations in 1997 as compared to 1996 was due primarily to prepaid expenses of $90,473 paid in the first quarter of 1997 related to IPO costs.

Capital expenditures for the three months ended March 31, 1997 were $2,822 as compared to $5,071 for the three months ended March 31, 1996. These expenditures were primarily for computer equipment.

Cash provided by financing activities for the three months ended March 31, 1997 was $250,558, all of which was advanced by NVC under a loan agreement. On May 22, 1997, the Company issued to NVC warrants in satisfaction of $250,000 of indebtedness under the NVC loan agreement and net proceeds from the IPO were used to repay NVC the then remaining outstanding balance of the loan and accrued interest of $447,064. Financing for the cash used in operations for the three months ended March 31, 1996 was provided through the sale of 1,820 shares of Preferred Stock to DAH for $1,001,000 on May 28, 1995. On January 29, 1997, the Company converted the 1,820 shares of Preferred Stock into 8,626 shares of Common Stock and paid the cumulative dividends thereon of $171,953 on May 22, 1997 out of net proceeds from the IPO.

As noted above, the Company completed the sale of 1,322,500 units at a price of $5.75 per unit and received net proceeds after IPO expenses of approximately $6.1 million. After the repayment of the NVC loan, cumulative Preferred Stock dividends, and an $80,000 consulting fee to the Underwriter of the IPO, the Company had approximately $5.4 million to use to complete the introduction of the PC411 service over the Internet, to expand marketing, sales and advertising, to develop or acquire new services or databases, and for general corporate purposes.

The Company expects that its cash used in operating activities will increase in the future. The timing of the Company's future capital requirements, however, cannot be accurately predicted. The Company's capital requirements depend upon numerous factors, principally the acceptance and use of the PC411 services and the Company's ability to generate advertising revenue. If capital requirements vary materially from those currently planned, the Company may require additional financing, including, but not limited to the sale of equity or debt securities. The Company has no commitments for any additional financing, and there can be no assurance that any such commitments can be obtained.

                                  PC411, INC.
                         (A DEVELOPMENT STAGE COMPANY)

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

Any additional equity financing may be dilutive to the Company's existing stockholders, and debt financing, if available, may involve pledging some or all of the Company's assets and may contain restrictive covenants with respect to raising future capital and other financial and operational matters. The Company believes that the net proceeds from the IPO will be sufficient to meet the Company's operations and capital requirements for the next 12 months, although there can be no assurance in this regard. Although there can be no assurance, management believes that the Company will be able to continue as a going concern for the next 12 months.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The Company and its representatives may from time to time make oral or written "forward-looking statements" within the meaning of the Private Securities Reform Act of 1995 (the "Reform Act"), including any statements that may be contained in the foregoing "Management's Discussion and Analysis of Financial Condition and Results of Operations", in this report and in other filings with the Securities and Exchange Commission and in its reports to stockholders, which represent the Company's expectations or beliefs with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties and, in connection with the "safe-harbor" provisions of the Reform Act, the Company is hereby identifying important factors that could cause actual results to differ materially from those contained in any forward-looking statements made by or on behalf of the Company.

The Company's plans and objectives are based, in part, on assumptions involving the continued growth and expansion of the Internet, the Company's ability to market successfully the PC411 service and related services to the SOHO (small office/home office) market and to private intranets as a more convenient and reliable alternative to current comparable and widely used services and that there will be no unanticipated material adverse change in the Company's business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company.

Results actually achieved may differ materially from expected results included in these statements as a result of these or other factors particularly in light of the Company's early stage operations. Due to such uncertainties and risks, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date on which such statements are made. The Company does not undertake to update any forward-looking statement that may be made from time to time on behalf of the Company.

                                  PC411, INC.
                         (A DEVELOPMENT STAGE COMPANY)


                           PART II. OTHER INFORMATION



Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) EXHIBITS

                 1.1 Underwriting Agreement dated May 14, 1997 between the Company and Biltmore Securities, Inc.

                 3.1     Restated Certificate of Incorporation of the Company

                 3.2 Amendment to Restated Certificate of Incorporation of the Company

                 3.3     Amended and Restated By-Laws of the Company

                 4.3 Purchase Option Agreement dated May 14, 1997 between the Company and Biltmore Securities, Inc.

                 4.4 Warrant Agreement dated as of May 14, 1997 between the Company and American Stock Transfer & Trust Company

                10.1     1997 Stock Option Plan of the Company

                10.2 Option Agreement effective as of January 29, 1997 between the Company and Direct Assist Holding Inc.

                27.      Financial Data Schedule (for SEC use only)

         (b) REPORTS ON FORM 8-K

                None

                                  PC411, INC.
                         (A DEVELOPMENT STAGE COMPANY)

SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          PC411, INC.
                                          (Registrant)



Date:    June 28, 1997                    By:   /s/ Robert M. Lundgren
                                             -------------------------------
                                                Robert M. Lundgren
                                                Vice President, Treasurer
                                                and Chief Financial Officer
                                                (Duly Authorized Officer and
                                                   Chief Accounting Officer)