Form 10QSB
period 1997-06-30
PC411 INC
filed 1997-08-13
CIK 1023994

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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
(2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
                                                          YES X  NO
                                                             ---   ---

     AS OF AUGUST 8, 1997, THERE WERE OUTSTANDING 2,972,500 SHARES OF THE ISSUER'S COMMON STOCK, $.01 PAR VALUE.



================================================================================

                                   PC411, INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997


                               TABLE OF CONTENTS
                               -----------------


PART I. FINANCIAL INFORMATION

                                                                          PAGE
                                                                          ----

Item 1.    Financial Statements (Unaudited):

           Balance Sheets as of June 30, 1997 and
               December 31, 1996 (Audited)............................     3

           Statements of Operations for the six months
               ended June 30, 1997 and 1996...........................     4

           Statement of Stockholders' Equity for the
               six months ended June 30, 1997.........................     5

           Statements of Cash Flows for the six months
               ended June 30, 1997 and 1996...........................     6

           Notes to the Quarterly Consolidated Financial Statements...     7

Item 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations....................    10


PART  II. OTHER INFORMATION

Item 5.    Other Information..........................................    16

Item 6.    Exhibits and Reports on Form 8-K...........................    16

SIGNATURE.............................................................    17

                                   PC411, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS

                                                                           June 30,        December 31,
                                                                             1997              1996
                                                                       ----------------- -----------------
                                                                         (Unaudited)        (Audited)

ASSETS:
Current assets:
    Cash and cash equivalents.....................................       $   779,744       $     8,605
    Short-term investments........................................         4,847,779                --
    Accounts receivable...........................................                --            10,947
    Prepaid expenses..............................................            42,995           192,865
                                                                         -----------       -----------

         Total current assets.....................................         5,670,518           212,417
                                                                         -----------       -----------

Property and equipment, net.......................................           119,031           132,972
                                                                         -----------       -----------

         Total assets.............................................       $ 5,789,549       $   345,389
                                                                         ===========       ===========


CURRENT LIABILITIES:
Accrued expenses..................................................       $   319,700      $    192,992
Deferred revenue..................................................            53,130            25,387
Related party demand loan payable ...............................                 --           327,065
                                                                         -----------       -----------

         Total current liabilities................................           372,830           545,444
                                                                         -----------       -----------

Commitments and contingencies.....................................                --                --

STOCKHOLDERS' EQUITY (DEFICIT):
   Preferred stock, Series A $.01 par value.  Authorized 10,000 shares; issued and outstanding 0 and 1,820 shares at
       June 30, 1997 and December 31, 1996, respectively,
       liquidation value of $550 per share........................                --                18
   Common Stock, $.01 par value.  Authorized 10,000 shares;
       issued and outstanding 2,972,500 and 4,240 at June 30, 1997
       and December 31, 1996, respectively........................            29,725                42
    Additional paid-in capital....................................         7,409,809         1,406,427
    Deficit accumulated during the development stage..............        (2,022,815)       (1,606,542)
                                                                         -----------       -----------

         Net stockholders' equity (deficit).......................         5,416,719          (200,055)
                                                                         -----------       -----------

         Total liabilities and stockholders' equity (deficit).....       $ 5,789,549       $   345,839
                                                                         ===========       ===========





                 See accompanying Notes to Financial Statements

                                   PC411, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                    Three Months Ended                Six Months Ended               Period From
                                             --------------------------------- --------------------------------   December 29, 1993
                                                June 30,         June 30,         June 30,        June 30,       (Date of Inception)
                                                  1997             1996             1997            1996          to June 30, 1997
                                             ---------------- ---------------- --------------- ---------------- --------------------
Revenues...................................... $  50,491       $    8,197        $  92,041       $  19,753           $    160,452

Cost and expenses:
     Cost of revenues.........................    40,865           14,268           71,524          27,510                269,064
     Research and development.................    16,796           74,366           24,639         150,525                570,772
     Sales and marketing......................    50,321            5,870           66,176          19,305                209,518
     General and administrative...............   156,788           87,411          286,646         212,992                948,943
                                               ---------       ----------        ---------       ---------           ------------
                                                 264,770          181,915          448,985         410,332              1,998,297
                                               ---------       ----------        ---------       ---------           ------------

Operating loss................................  (214,279)        (173,718)        (356,944)       (390,579)            (1,837,845)
                                               ---------       ----------        ---------       ---------           ------------

Other income (expense):
     Interest and other income................    35,473              804           35,473           3,749                 86,291
     Interest expense.........................   (36,256)              --          (94,002)             --               (268,861)
                                               ---------       ----------        ---------       ---------           ------------

     Other income (expense)...................      (783)             804          (58,529)          3,749               (182,570)
                                               ---------       ----------        ---------       ---------           ------------

Loss before income taxes......................  (215,062)        (172,914)        (415,473)       (386,830)            (2,020,415)

Income taxes..................................        --               --              800             800                  2,400
                                               ---------       ----------        ---------       ---------           ------------

Net loss......................................  (215,062)        (172,914)        (416,273)       (387,630)          $ (2,022,815)
                                                                                                                     ============

Dividends on preferred shares -
     undeclared...............................  (192,703)              --         (296,953)             --
                                               ---------       ----------        ---------       ---------

Net loss applicable to common stock........... $(407,765)      $ (172,914)       $(713,226)      $(387,630)
                                               =========       ==========        =========       =========

Net loss per share............................ $    (.16)      $     (.24)       $    (.34)      $    (.53)
                                               =========       ==========        =========       =========

Shares used in computing net loss per
     share.................................... 2,472,427          732,390        2,099,075         732,390
                                               =========       ==========        =========       =========



                 See accompanying Notes to Financial Statements

                                   PC411, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1997
                                   (UNAUDITED)



                                                                                  Deficit
                                                                                accumulated        Total
                                                                 Additional      during the    stockholders'
                                        Preferred     Common       paid-in      development        equity
                                          Stock       Stock        capital         stage        (deficiency)
                                        ---------     ------     -----------    -----------    -------------
Balance, December 31, 1996........       $   18      $    42     $ 1,406,427    $ (1,606,542)    $  (200,055)

Net loss..........................           --           --              --        (416,273)       (416,273)

Conversion of preferred stock
   to common stock................          (18)          86             (68)             --              --

Stock split.......................           --       22,096         (22,096)             --              --

Contribution of common stock to
   company........................           --       (6,324)          6,324              --              --

Issuance of stock to legal
   counsel........................           --          600            (600)             --              --

Sale of common stock in
   initial public offering........           --       13,225       5,871,775              --       5,885,000

Payment of preferred
   dividend.......................           --           --        (171,953)             --        (171,953)

Sale of warrants to related
   party..........................           --           --         250,000              --         250,000

Interest component of stock
   option granted.................           --           --          70,000              --          70,000
                                         ------      -------     -----------    ------------     -----------


Balance, June 30, 1997............       $   --      $29,725     $ 7,409,809    $ (2,022,815)    $ 5,416,719
                                         ======      =======     ===========    ============     ===========









                 See accompanying Notes to Financial Statements

                                   PC411, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                Six Months Ended               Period From
                                                                        --------------------------------    December 29, 1993
                                                                           June 30,          June 30,      (Date of Inception)
                                                                             1997              1996          to June 30, 1997
                                                                        --------------    --------------   -------------------
Cash flows from operating activities:
   Net loss........................................................     $ (416,273)       $ (387,630)         $ (2,022,815)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
     Depreciation..................................................         19,919            19,002                86,392
     Interest component of stock options granted...................         70,000                --                70,000
     Amortization of discount on loan payable......................             --                --               160,940
     Changes in assets and liabilities:
        Accounts receivable........................................         10,947                --
        Prepaid expenses...........................................        149,870            13,000               (42,995)
        Accrued expenses...........................................        126,708                --               319,700
        Deferred revenues..........................................         27,743        $       --                53,130
                                                                        ----------        ----------          ------------

Cash used in operating activities..................................        (11,086)         (355,628)           (1,375,648)
                                                                        ----------        ----------          ------------

Cash flows from investing activities:
   Purchase of short-term investments..............................     (4,847,779)               --            (4,847,779)
   Acquisition of property and equipment...........................         (5,978)           (7,569)             (205,423)
                                                                        ----------        ----------          ------------

Cash flows used in investing activities.............................    (4,853,757)           (7,569)           (5,053,202)
                                                                        ----------        ----------          ------------

Cash flows from financing activities:
   Increase in (repayment of) loan payable.........................       (327,065)           37,500                    --
   Issuance of preferred stock.....................................             --                --             1,001,000
   Shareholder cash contribution...................................             --                --                92,047
   Issuance of common stock........................................      5,885,000                --             6,037,500
   Payment of preferred dividends..................................       (171,953)               --              (171,953)
   Sale of warrants................................................        250,000                --               250,000
                                                                        ----------        ----------          ------------

Cash flows provided from financing activities......................      5,635,982            37,500             7,208,594
                                                                        ----------        ----------          ------------

Net increase (decrease) in cash....................................        771,139          (325,697)              779,744
Cash and cash equivalents at beginning of period...................          8,605           370,827                    --
                                                                        ----------        ----------          ------------

Cash and cash equivalents at end of period.........................     $  779,744        $   45,130          $    779,744
                                                                        ==========        ==========          ============








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

       INITIAL PUBLIC OFFERING

       On May 21, 1997, the Company completed an initial public offering ("IPO") of 1,322,500 units (including 172,500 units from the exercise of the Underwriter's over allotment option), each unit consisting of one share of Common Stock and one Redeemable Class A Warrant to purchase a share of Common Stock. The units were sold for $5.75 each and the Company received, after expenses of the IPO, approximately $6 million in net proceeds. Immediately prior to the IPO, the then outstanding 12,866 shares of Common Stock were converted into 2,222,390 shares of Common Stock pursuant to a 172.7336-for-1 stock split. Certain stockholders contributed 632,390 shares to the Company resulting in 1,590,000 shares outstanding. In addition, the Company issued an additional 60,000 shares to its legal counsel in connection with services rendered for the IPO. As a result of the foregoing, at June 30, 1997 the Company had 2,972,500 shares outstanding.


 (2)   PRINCIPLES OF REPORTING

       The financial statements of the Company as of June 30, 1997 presented herein have been prepared by the Company and are unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of June 30, 1997 and the results of operations and cash flows for all periods presented have been made. Results for the interim periods are not necessarily indicative of the results for the entire year.

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

       SHORT-TERM INVESTMENTS

       The Company's short-term investments comprise readily marketable debt securities with remaining maturities of more than 90 days at the time of purchase. The Company has classified all of its short-term investments as available for sale under the provisions of Statement of Financial Accounting Standards 115, "Accounting for Certain Investments in Debt and Equity Securities". Available for sale securities are stated at fair value with unrealized gains and losses included in stockholders' equity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income.

       As of June 30, 1997, the Company had approximately $1.9 million in U.S. Government Obligations and approximately $2.9 million in commercial paper and bonds. The fair value of these short-term investments approximated their amortized costs and, accordingly, no unrealized gains or losses are included in stockholders' equity.


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

       In January 1997, the Company granted to Direct Assist Holding Inc., a wholly-owned subsidiary of New Valley, options to acquire 500,000 shares of Common Stock at $5.75 per share, which fully vested upon the completion of the IPO. Such options were issued in connection with services provided on behalf of the Company's IPO, for Preferred Stock equity placement by New Valley, and for the Loan Agreement provided to the Company by New Valley. For financial reporting purposes, the Company has recorded $125,000 of the value assigned to these options as a dividend on Preferred Stock for the period January 1, 1997 through May 22, 1997. In addition, the Company has recorded imputed interest expense of $70,000 arising from the issuance of such options during the period from January 1, 1997 through May 22, 1997.

                                   PC411, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)




(4)    STOCK OPTION PLAN

       The Company has a stock option plan, "1997 Stock Option Plan" (the "1997 Plan"). The 1997 Plan provides for the grant of options to purchase the Company's stock to the employees of the Company. Subject to certain limitations under the 1997 Plan, the number of awards, the terms and conditions of any award granted thereunder (including, but not limited to, the exercise price, grant price or purchase price) are at the discretion of the Board of Directors. The Board of Directors had set aside 750,000 shares of the Company's common stock for issuance under the 1997 Plan. In January 1997, the Company's Board of Directors authorized the grant of 404,000 stock options at an exercise price of $4.40 under the 1997 Plan. One third of such options vested upon the completion of the IPO and one third will vest at the end of each of the first and second years thereafter. When granted, the Company determined the fair market value of each of the Company's shares to be $4.40, post-stock split; accordingly, no compensation expense was recognized for these options. In April and May 1997, an aggregate of 102,000 stock options were granted at an exercise price of $5.50 per share, of which 15,060 became exercisable on the completion of the IPO. All stock options under the 1997 Plan are subject to an eighteen month lock-up agreement with the underwriter of the IPO which expires November 1998.

       Stock options issued in 1995 and 1996 under a 1994 stock option plan which was terminated in 1997, vest over a three-year period and have an exercise price of $11.50 per share. At June 30, 1997, 3,455 of the granted options were outstanding and exercisable.

       Additionally, in connection with its IPO, the Company granted to the underwriter of the offering options to purchase 73,600 units, at the exercise price of $9.49 per unit. Each unit consists of one share of Common Stock and one warrant to purchase an additional share at the price of $6.10.

       In addition to the options issued in connection with the stock option plans, the Company has granted other parties certain stock options as described in Note 3.


 (5)   PREFERRED STOCK

       The Company has the authority to issue 10,000 shares of Preferred Stock, which may be issued from time to time in one or more series. In May 1995, the Company sold and issued 1,820 shares of Series A Cumulative Convertible Preferred Stock, $.01 par value. Dividends at an annual rate of $55 per share on the Series A Preferred Stock were cumulative from the date of original issue and are payable annually in arrears, when and as declared by the Company's Board of Directors.

       On January 29, 1997, all 1,820 outstanding shares of Preferred Stock were converted into 8,626 shares (1,490,000 shares after stock split) of Common Stock, and the cumulative dividends on the Preferred Stock of $171,953 were subsequently declared and paid on May 22, 1997 out of the net proceeds of the IPO.

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

OVERVIEW

The Company currently provides an on-line electronic directory assistance service that gives its customers access to over 110 million U.S. and Canadian residence and business telephone numbers, addresses and ZIP codes. The PC411 service is available on a direct-dial basis with a personal computer, a modem, and either the Company's proprietary, copyrighted software program, PC411 FOR WINDOWS, or an Internet browser. The PC411 service is available over the Internet at the address HTTP://WWW.PC411.COM. The Company was a development stage enterprise through June 30, 1997. Effective July 1, 1997, the Company is no longer considered a development stage enterprise as significant revenues are being generated and the raising of capital has been completed. Since its inception in December 1993, the Company has devoted substantially all of its expenditures (approximately $2 million through June 30, 1997) to the development of the PC411 service. The Company introduced the first version of the PC411 service in December 1994.

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

The Company licenses its database and pays a percentage of revenues earned from the display of the listing data, with minimum quarterly payments. The Company typically charges its customers a registration fee and then on a per use basis, or an annual subscription fee. The Company has entered into distribution agreements with three computer equipment manufacturers and one modem manufacturer, pursuant to which PC411 FOR WINDOWS will be installed on a computer's hard drive or a copy of PC411 FOR WINDOWS will be included with the purchase of a modem. The Company pays a distribution fee to the three computer equipment manufacturers and one modem manufacturer for the distribution of PC411 FOR WINDOWS either based upon the number of new customers that sign up for the PC411 service or the revenues that such new customers generate. Although the Company has experienced revenue growth in recent months due to these bundling agreements, there can be no assurance that revenues of the Company will continue to increase, that revenues will continue at their current level, that the Company will be able to maintain these arrangements, or that the Company will enter into additional bundling agreements with other third parties. The Company has recently been notified by Sony that as of June 1997 it will no longer include in its new releases products, such as PC411 FOR WINDOWS, which require users to pay for services. Sony accounted for less than 10% of the Company's customers during the six months ended June 30, 1997.

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

                                   PC411, INC.
                          (A DEVELOPMENT STAGE COMPANY)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)



RESULTS OF OPERATIONS

REVENUES. The Company's revenues have been derived from registration fees and usage charges for the modem dial-up PC411 service. Revenues are recognized over the period in which the related services are to be provided. Revenues for the three months and six months ended June 30, 1997 were $50,491 and $92,041, respectively, compared to $8,197 and $19,753 for the same periods in the prior year. The increase in revenues were due primarily to the bundling arrangements with IBM and U.S. Robotics.

COST OF REVENUES. Cost of revenues consists primarily of the cost of data and the distribution fees paid to IBM and U.S. Robotics. The Company's contract for the listing data provides for a specified percentage of revenues that the Company generates from the distributing the data, with minimum quarterly payments. To date, the Company has been only required to pay the minimum quarterly payments. Cost of revenues for the three months and six months ended June 30, 1997 were $40,865 and $71,524, respectively, as compared to $14,268 and $27,510 for the same periods in the prior year. The increase is due primarily to the increase in revenues which increases the distribution fees related to the bundling arrangements with IBM and U.S. Robotics.

RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of employee compensation associated with the design, programming, and testing of the PC411 service. Research and development expenses for the three months and six months ended June 30, 1997 were $16,796 and $24,639, respectively, as compared to $74,366 and $150,525 for the same periods in the prior year. The decrease in research and development was primarily attributable to a decrease in the number of programmer hours as a result of the completion of the initial version of the Company's software program. Research and development will increase over the next six months as the Windows 95 compatible version of the software is completed.

SALES AND MARKETING EXPENSES. Sales and marketing expenses consist primarily of public relations, print advertising, and trade shows. Sales and marketing expenses for the three months and six months ended June 30, 1997 were $50,321 and $66,176, respectively, as compared to $5,870 and $19,305 for the same periods in the prior year. The increase in sales and marketing expenses is due to the Company's effort to obtain additional bundling arrangements.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of expenses for administration, office operations, and general management activities, including legal, accounting, and other professional fees. General and administrative expenses were $156,788 and $286,646 for the three months and six months ended June 30, 1997, respectively, as compared to $87,411 and $212,992 for the same periods in the prior year. The increase in general and administrative expenses is due to an increase in payroll and costs associated with a public company.

                                   PC411, INC.
                          (A DEVELOPMENT STAGE COMPANY)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)



OTHER INCOME (EXPENSE). Interest expense was $36,256 and $94,002 for the three months and six months ended June 30, 1997. The interest expense was attributed entirely to the loan from New Valley Corporation ("NVC"), an indirect majority owner of the Company. Included in interest expense was $70,000 in imputed interest attributable to stock options granted to Direct Assist Holding Inc. ("DAH"), a wholly-owned subsidiary of NVC, on January 29, 1997. Interest income for the three months and six months ended June 30, 1997 was $35,473 which related to interest on the funds received on May 22, 1997 for the initial public offering.

INCOME TAXES; NET OPERATING LOSS. The Company had no income and therefore made no provision for federal or state income taxes other than the required California state minimum tax of $800. At June 30, 1997, the Company had approximately $1,600,000 of federal net operating loss carryforwards for tax reporting purposes available to offset future taxable income, if any. The amounts of and the benefits from net operating loss carryforwards are subject to certain limitations and these net operating loss carryforwards expire in 2010.


LIQUIDITY AND CAPITAL RESOURCES

Since its inception the Company has financed its operations primarily through the sale of common stock, the private placement of Preferred Stock, and secured short-term borrowings from NVC. The Company has not been able to generate sufficient cash from operations and, as a consequence, additional financing has been required to fund ongoing operations. Cash used in operations for the six months ended June 30, 1997 and 1996 was $11,086 and $355,628, respectively. The decrease in the cash used in operations in 1997 as compared to 1996 was due primarily to the increase in accrued expenses of $126,708 and the decrease in prepaid expenses of $149,870 which were primarily related to IPO costs.

Capital expenditures for the six months ended June 30, 1997 were $5,978 as compared to $7,569 for the six months ended June 30, 1996. These expenditures were primarily for computer equipment.

Cash provided by financing activities for the six months ended June 30, 1997 was $5,635,982, of which $5,885,000 related to proceeds from the initial public offering. On May 22, 1997, the Company issued to NVC warrants in satisfaction of $250,000 of indebtedness under the NVC loan agreement and net proceeds from the IPO were used to repay NVC the then remaining outstanding balance of the loan and accrued interest of $447,064. Financing for the cash used in operations for the six months ended June 30, 1996 was provided through the sale of 1,820 shares of Preferred Stock to DAH for $1,001,000 on May 28, 1995 and through the NVC loan agreement. On January 29, 1997, the Company converted the 1,820 shares of Preferred Stock into 8,626 shares of Common Stock (1,490,000 shares after stock split) and paid the cumulative dividends thereon of $171,953 on May 22, 1997 out of net proceeds from the IPO.

                                   PC411, INC.
                          (A DEVELOPMENT STAGE COMPANY)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


As noted above, the Company completed the sale of 1,322,500 units at a price of $5.75 per unit and received net proceeds after IPO expenses of approximately $5.9 million. After the repayment of the NVC loan, cumulative Preferred Stock dividends, and an $80,000 consulting fee to the Underwriter of the IPO, the Company had approximately $5.4 million to use to complete the introduction of the PC411 service over the Internet, to expand marketing, sales and advertising, to develop or acquire new services or databases, and for general corporate purposes.

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

                                   PC411, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                           PART II. OTHER INFORMATION



Item 5.  OTHER INFORMATION

         Effective as of July 31, 1997, the Company's Common Stock (symbol:
         PCFR), Redeemable Class A Warrants (symbol: PCFRW), and Units (symbol:
         PCFRU) began trading on the Nasdaq SmallCap Market. Such securities had previously traded on the OTC Bulletin Board.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) EXHIBITS

                10.1 Employment Agreement dated May 14, 1997 between the Company and Dean R. Eaker.

                10.2 Employment Agreement dated May 14, 1997 between the Company and Edward A. Fleiss.

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




                                        PC411, INC.
                                        (Registrant)



Date:    August 13, 1997                By: /s/ ROBERT M. LUNDGREN
                                            ----------------------------
                                            Robert M. Lundgren
                                            Vice President, Treasurer
                                            and Chief Financial Officer
                                            (Duly Authorized Officer and
                                               Chief Accounting Officer)