Form 10QSB
period 1997-09-30
PC411 INC
filed 1997-11-14
CIK 1023994

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

     CHECK WHETHER THE ISSUER (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY
SECTION 13 OR 15(D) OF THE EXCHANGE ACT DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND
(2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
YES [X]   NO [ ]

     AS OF NOVEMBER 14, 1997, THERE WERE OUTSTANDING 2,972,500 SHARES OF THE ISSUER'S COMMON STOCK, $.01 PAR VALUE.






================================================================================

                                   PC411, INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997



                                TABLE OF CONTENTS

       PART I. FINANCIAL INFORMATION

                                                                                         PAGE
Item 1.            Financial Statements (Unaudited):

                   Balance Sheets as of September 30, 1997 and
                       December 31, 1996 (Audited)...................................    3

                   Statements of Operations for the three months and
                       nine months ended September 30, 1997 and 1996.................    4

                   Statement of Stockholders' Equity for the
                       nine months ended September 30, 1997..........................    5

                   Statements of Cash Flows for the nine months
                       ended September 30, 1997 and 1996.............................    6

                   Notes to the Financial Statements.................................    7

Item 2.            Management's Discussion and Analysis of Financial
                       Condition and Results of Operations...........................    10


       PART  II. OTHER INFORMATION

Item 2             Changes in Securities and Use of Proceeds.........................    15

Item 5.            Other Information.................................................    16

Item 6.            Exhibits and Reports on Form 8-K..................................    16

SIGNATURE...........................................................................     17

                                   PC411, INC.

                                 BALANCE SHEETS

                                                              --------------  ---------------
                                                               September 30,   December 31,
                                                              --------------  ---------------
                                                                   1997           1996
                                                              --------------  ---------------
                                                               (Unaudited)      (Audited)
                                                              --------------  ---------------
ASSETS:
Current assets:
    Cash and cash equivalents ...............................   $   228,258    $     8,605
    Short-term investments ..................................     4,748,862           --
    Accounts receivable .....................................          --           10,947
    Prepaid expenses ........................................       148,089        192,865
                                                                -----------    -----------

         Total current assets ...............................     5,125,209        212,417
                                                                -----------    -----------

Property and equipment, net .................................       133,033        132,972
                                                                -----------    -----------

         Total assets .......................................   $ 5,258,242    $   345,389
                                                                ===========    ===========


CURRENT LIABILITIES:
Accrued expenses ............................................   $   133,818    $   192,992
Deferred revenue ............................................        57,254         25,387
Related party demand loan payable ...........................          --          327,065
                                                                -----------    -----------

         Total current liabilities ..........................       191,072        545,444
                                                                -----------    -----------

Commitments and contingencies ...............................          --             --

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, Series A $.01 par value. Authorized
    5,000,000 shares; issued and outstanding 0 and 1,820
    shares at September 30, 1997 and December 31, 1996,
    respectively, liquidation value of $550 per share .......          --               18
  Common Stock, $.01 par value.  Authorized 25,000,000
    shares; issued and outstanding 2,972,500 and 4,240 at
    September 30, 1997 and December 31, 1996,
    respectively ............................................        29,725             42
  Additional paid-in capital ................................     7,409,809      1,406,427
  Accumulated deficit .......................................    (2,372,364)    (1,606,542)
                                                                -----------    -----------

         Net stockholders' equity (deficit) .................     5,067,170       (200,055)
                                                                -----------    -----------

         Total liabilities and stockholders' equity (deficit)   $ 5,258,242    $   345,389
                                                                ===========    ===========







                 See accompanying Notes to Financial Statements

                                   PC411, INC.

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                  ----------------------------  ----------------------------
                                         Three Months Ended            Nine Months Ended
                                  ----------------------------  ----------------------------
                                  September 30,  September 30,  September 30,  September 30,
                                       1997          1996           1997           1996
                                  ---------------- -----------  ----------------------------
Revenues ......................   $    20,619    $     3,331    $   112,660    $    23,084

Cost and expenses:
     Cost of revenues .........        25,309         29,163         96,833         56,673
     Research and development .       100,690         69,847        125,329        220,372
     Sales and marketing ......        80,076          3,780        146,252         23,085
     General and administrative       237,029         92,502        523,675        305,494
                                  -----------    -----------    -----------    -----------
                                      443,104        195,292        892,089        605,624
                                  -----------    -----------    -----------    -----------

Operating loss ................      (422,484)      (191,961)      (779,428)      (582,540)
                                  -----------    -----------    -----------    -----------

Other income (expense):
     Interest and other income         72,935            484        108,408          4,233
     Interest expense .........          --          (84,656)       (94,002)       (84,656)
                                  -----------    -----------    -----------    -----------

     Other income (expense) ...        72,935        (84,172)        14,406        (80,423)
                                  -----------    -----------    -----------    -----------

Income taxes ..................          --             --              800            800
                                  -----------    -----------    -----------    -----------

Net loss ......................      (349,549)      (276,133)      (765,822)      (663,763)

Dividend requirements .........          --             --         (296,953)          --
                                  -----------    -----------    -----------    -----------

Net loss to common stock ......   $  (349,549)   $  (276,133)   $(1,062,775)   $  (663,763)
                                  ===========    ===========    ===========    ===========

Net loss per common share .....   $      (.12)   $      (.38)   $      (.44)   $      (.91)
                                  ===========    ===========    ===========    ===========

Shares used in computing net
     loss per share ...........     2,972,500        732,390      2,390,217        732,390
                                  ===========    ===========    ===========    ===========















                 See accompanying Notes to Financial Statements

                                   PC411, INC.

                        STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                                   (UNAUDITED)

                                                                                                   Total
                                                                 Additional                    stockholders'
                                        Preferred     Common       paid-in      Accumulated        equity
                                          Stock       Stock        capital        Deficit       (deficiency)
                                          -----       -----        -------        -------       ------------

Balance, December 31, 1996........         $  18       $  42      $1,406,427    $(1,606,542)      $(200,055)

Net loss..........................            --          --              --       (765,822)       (765,822)

Conversion of preferred stock
   to common stock................           (18)         86             (68)            --              --

Stock split.......................           --       22,096         (22,096)            --              --

Contribution of common stock to
   company........................           --       (6,324)          6,324             --              --

Issuance of stock to legal
   counsel........................           --          600            (600)            --              --

Sale of common stock in
   initial public offering........           --       13,225       5,871,775             --       5,885,000

Payment of preferred
   dividend.......................           --          --         (171,953)            --        (171,953)

Sale of warrants to related
   party..........................           --          --          250,000             --         250,000

Interest component of stock
   option granted.................           --           --          70,000             --          70,000
                                         ------      -------     -----------   --------------   -----------


Balance, September 30, 1997.......       $   --      $29,725      $7,409,809    $(2,372,364)     $5,067,170
                                         ======      =======      ==========    ===========      ==========












                 See accompanying Notes to Financial Statements

                                   PC411, INC.

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                         ----------------------------------
                                                                                                 Nine Months Ended
                                                                                         ----------------- ----------------
                                                                                          September 30,     September 30,
                                                                                               1997             1996
                                                                                         ----------------- ----------------
Cash flows from operating activities:
   Net loss......................................................................          $  (765,822)    $  (663,763)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
     Depreciation................................................................               30,011          28,433
     Interest component of stock options granted.................................               70,000              --
     Changes in assets and liabilities:
        Accounts receivable......................................................               10,947          (5,325)
        Prepaid expenses.........................................................               44,776         (48,779)
        Accrued expenses.........................................................              (59,174)         90,877
        Deferred revenues........................................................               31,867          19,602
                                                                                           -----------     -----------

Cash used in operating activities................................................             (637,395)       (578,955)
                                                                                           -----------     -----------

Cash flows from investing activities:
   Purchase of short-term investments............................................           (4,847,779)             --
   Sale of short-term investments................................................               98,917              --
   Acquisition of property and equipment.........................................              (30,072)        (10,284)
                                                                                           -----------     -----------

Cash used in investing activities................................................           (4,778,934)        (10,284)
                                                                                           -----------     -----------

Cash flows from financing activities:
   Increase (decrease) in loan payable...........................................             (327,065)        319,779
   Proceeds from common stock offering...........................................            5,885,000              --
   Payment of preferred dividends................................................             (171,953)             --
   Sale of warrants..............................................................              250,000              --
                                                                                           -----------     -----------

Cash provided from financing activities..........................................            5,635,982         319,779
                                                                                           -----------     -----------

Net increase (decrease) in cash..................................................              219,653        (269,460)
Cash and cash equivalents at beginning of period.................................                8,605         370,827
                                                                                           -----------     -----------

Cash and cash equivalents at end of period.......................................          $   228,258     $   101,367
                                                                                           ===========     ===========












                 See accompanying Notes to Financial Statements

                                   PC411, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)    BUSINESS AND ORGANIZATION

       PC411, Inc. was incorporated in Delaware on December 29, 1993. The Company provides an on-line service that transmits name, address, telephone number and other related information digitally to users of personal computers.

       INITIAL PUBLIC OFFERING

       On May 21, 1997, the Company completed an initial public offering ("IPO") of 1,322,500 units (including 172,500 units from the exercise of the Underwriter's over allotment option), each unit consisting of one share of Common Stock and one Redeemable Class A Warrant to purchase a share of Common Stock. The units were sold for $5.75 each and the Company received, after expenses of the IPO, approximately $5.9 million in net proceeds.

 (2)   PRINCIPLES OF REPORTING

       The financial statements of the Company as of September 30, 1997 presented herein have been prepared by the Company and are unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of September 30, 1997 and the results of operations and cash flows for all periods presented have been made. Results for the interim periods are not necessarily indicative of the results for the entire year.

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

                                   PC411, INC.

                                   (UNAUDITED)

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

       As of September 30, 1997, the Company had approximately $1.9 million in U.S. Government Obligations and approximately $2.8 million in commercial paper and bonds. The fair value of these short-term investments approximated their amortized costs and, accordingly, no unrealized gains or losses are included in stockholders' equity.

       New Accounting Pronouncements

       In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). SFAS 128 specifies new standards designed to improve the earnings per share ("EPS") information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements, and increasing the comparability of EPS data on an international basis. Some of the changes made to simplify the EPS computations include: (a) eliminating the presentation of primary EPS and replacing it with basic EPS, with the principal difference being that common stock equivalents (CSEs) are not considered in computing basic EPS, (b) eliminating the modified treasury stock method and the three percent materiality provision, and (c) revising the contingent share provisions and the supplemental EPS data requirements. SAFS 128 also makes a number of changes to existing disclosure requirements. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The Company has not yet determined the impact of the implementation of SFAS 128.

       In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income". SFAS 130 establishes standards for reporting and display of comprehensive income. The purpose of reporting comprehensive income is to present a measure of all changes in equity that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. SFAS 130 requires that an enterprise classify items of other comprehensive income by their nature in the financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. SFAS 130 is effective for fiscal years beginning after December 15, 1997, with the earlier application permitted. The Company has not yet determined the impact of the implementation of SFAS 130.


(3)    RELATED PARTY TRANSACTIONS

       The Company entered into a Loan and Security Agreement, dated as of June 27, 1996, as amended (the "Loan Agreement"), with New Valley Corporation ("New Valley"), an indirect majority owner of the Company's shares of Common Stock, pursuant to which New Valley agreed to provide the Company, in its sole and absolute discretion, with up to $750,000 in financing. Amounts advanced under the Loan Agreement were due on demand and bore interest at 12% per annum. In May 1997, the Company issued to New Valley 1,000,000 Redeemable Class A Warrants at the IPO price of $.25 per warrant in satisfaction of $250,000 of indebtedness under the Loan Agreement and the remaining balance due under the Loan Agreement of $447,064 was satisfied out of the net proceeds of the IPO.

       In January 1997, the Company granted to Direct Assist Holding Inc., a wholly-owned subsidiary of New Valley, options to acquire 500,000 shares of Common Stock at $5.75 per share, which fully vested upon the completion of the IPO. Such options were issued in connection with services provided on behalf of the Company's IPO, for the Preferred Stock private placement by New Valley, and for the Loan Agreement provided to the Company by New Valley. For financial reporting purposes, the Company has recorded $125,000 of the value assigned to these options as a dividend on Preferred Stock for the period January 1, 1997 through May 22, 1997. In addition, the Company has recorded imputed interest expense of $70,000 arising from the issuance of such options during the period from January 1, 1997 through May 22, 1997.

(4)    STOCK OPTION PLAN

       The Company has a stock option plan, "1997 Stock Option Plan" (the "1997 Plan"). The 1997 Plan provides for the grant of options to purchase the Company's stock to the employees and directors of the Company. Subject to certain limitations under the 1997 Plan, the number of awards, the terms and conditions of any award granted thereunder (including, but not limited to, the exercise price,

                                   PC411, INC.

                                   (UNAUDITED)

       grant price or purchase price) are at the discretion of the Board of Directors. The Board of Directors had set aside 750,000 shares of the Company's common stock for issuance under the 1997 Plan. In January 1997, the Company's Board of Directors authorized the grant of 404,000 stock options at an exercise price of $4.40 under the 1997 Plan. One third of such options vested upon the completion of the IPO and one third will vest at the end of each of the first and second years thereafter. When granted, the Company determined the fair market value of each of the Company's shares to be $4.40, post-stock split; accordingly, no compensation expense was recognized for these options. In April and May 1997, an aggregate of 102,000 stock options were granted at an exercise price of $5.50 per share, of which 15,060 became exercisable on the completion of the IPO. All stock options under the 1997 Plan are subject to an eighteen month lock-up agreement with the underwriter of the IPO which expires November 1998.

       Stock options issued in 1995 and 1996 under a 1994 stock option plan which was terminated in 1997, vest over a three-year period and have an exercise price of $11.50 per share. At September 30, 1997, 3,455 of the granted options were outstanding and exercisable.

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

 (5)   PREFERRED STOCK

       The Company has the authority to issue 5,000,000 shares of Preferred Stock, which may be issued from time to time in one or more series. In May 1995, the Company sold and issued 1,820 shares of Series A Cumulative Convertible Preferred Stock, $.01 par value. Dividends at an annual rate of $55 per share on the Series A Preferred Stock were cumulative from the date of original issue and are payable annually in arrears, when and as declared by the Company's Board of Directors.

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

OVERVIEW

The Company currently provides an on-line electronic directory assistance service that gives its customers access to over 110 million U.S. and Canadian residence and business telephone numbers, addresses and ZIP codes. The PC411 service is available on a direct-dial basis with a personal computer, a modem, and either the Company's proprietary, copyrighted software program, PC411 FOR WINDOWS, or an Internet browser. The PC411 service is available over the Internet at the address HTTP://WWW.PC411.COM. The Company is scheduled to release its newest version of software (Release 3.0) in November 1997. Based on a 32-bit architecture for optimized performance, the Company's software has been enhanced to provide a quicker, easier to use search tool to find names and phone numbers, along with street addresses of people and businesses anywhere in North America.

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

The Company licenses its database and pays a percentage of revenues earned from the display of the listing data, with a minimum annual payment. The Company charges its customers an annual subscription fee. The Company has entered into distribution agreements with the following companies: IBM (Aptiva), HP (Vector), Multimedia Labs (representing 3Com), The Media Form (representing Hayes modems), 3Com/US Robotics and Silicom Multimedia (representing AST). PC411 FOR WINDOWS is pre-installed on a computer's hard drive or copy of PC411 FOR WINDOWS is included on a CD with the purchase of a modem. The Company pays distribution fees to these equipment manufacturers for the distribution of PC411 FOR WINDOWS either based upon the number of new customers that sign up for the PC411 service or the revenues that such new customers generate. Although the Company has experienced revenue growth in recent months due to these distribution agreements, there can be no assurance that revenues of the Company will continue to increase, that revenues will continue at their current level, that the Company will be able to maintain these arrangements, or that the Company will enter into additional bundling agreements with other third parties.

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

INITIAL PUBLIC OFFERING

On May 21, 1997, the Company completed an initial public offering ("IPO") of 1,322,500 units (including 172,500 units from the exercise of the Underwriter's over-allotment option), each unit consisting of one share of Common Stock and one Redeemable Class A Warrant to purchase a share of Common Stock. The units were sold for $5.75 each and the Company received, after expenses of the IPO, approximately $5.9 million in net proceeds.

RESULTS OF OPERATIONS

REVENUEs. The Company's revenues have been derived from registration fees and usage charges for the modem dial-up PC411 service. Revenues are recognized over the period in which the related services are to be provided. Revenues for the three months and nine months ended September 30, 1997 were $20,619 and $112,660, respectively, compared to $3,331 and $23,084 for the same periods in the prior year. The increase in revenues were due primarily to the bundling arrangements with IBM and U.S. Robotics.

                                   PC411, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

COST OF REVENUES. Cost of revenues consists primarily of the cost of data and the distribution fees paid to IBM and U.S. Robotics. The Company's contract for the listing data provides for a specified percentage of revenues that the Company generates from distributing the data, with minimum quarterly payments. To date, the Company has been only required to pay the minimum quarterly payments related to the cost of data. Cost of revenues for the three months and nine months ended September 30, 1997 were $25,309 and $96,833, respectively, as compared to $29,163 and $56,673 for the same periods in the prior year. The increase is due primarily to the increase in revenues which increases the distribution fees related to the distribution arrangements with IBM and U.S. Robotics.

RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of employee compensation and consulting fees associated with the design, programming, and testing of the PC411 service and its software upgrade. Research and development expenses for the three months and nine months ended September 30, 1997 were $100,690 and $125,329, respectively, as compared to $69,847 and $220,372 for the same periods in the prior year. The increase in research and development for the three months ended September 30, 1997 was primarily attributable to an increase in the number of programmer hours as a result of the completion of the new version of the Company's software program. Research and development will increase over the next six months as the Windows 95 compatible version of the software is completed.

SALES AND MARKETING EXPENSES. Sales and marketing expenses consist primarily of public relations, print advertising, and trade shows. Sales and marketing expenses for the three months and nine months ended September 30, 1997 were $80,076 and $146,252, respectively, as compared to $3,780 and $23,085 for the same periods in the prior year. The increase in sales and marketing expenses is due to the Company's effort in obtaining additional bundling arrangements.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of expenses for administration, office operations, and general management activities, including legal, accounting, and other professional fees. General and administrative expenses were $237,029 and $523,675 for the three months and nine months ended September 30, 1997, respectively, as compared to $92,502 and $305,494 for the same periods in the prior year. The increase in general and administrative expenses is due to an increase in payroll and costs associated with a public company.

OTHER INCOME (EXPENSE). Interest expense was $94,002 for the nine months ended September 30, 1997. The interest expense was attributed entirely to the loan from New Valley Corporation ("NVC"), an indirect majority owner of the Company. Included in interest expense was $70,000 in imputed interest attributable to stock options granted to Direct Assist Holding Inc. ("DAH"), a wholly-owned subsidiary of NVC, on January 29, 1997. Interest income for the three months and nine months ended September 30,1997 was $72,935 and $108,408, respectively, which related to interest on the funds received on May 22, 1997 for the initial public offering.

                                   PC411, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

INCOME TAXES; NET OPERATING LOSS. The Company had no income and therefore made no provision for federal or state income taxes other than the required California state minimum tax of $800. At September 30, 1997, the Company had approximately $1,950,000 of federal net operating loss carryforwards for tax reporting purposes available to offset future taxable income, if any. The amounts of and the benefits from net operating loss carryforwards are subject to certain limitations and these net operating loss carryforwards expire in 2010.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception the Company has financed its operations primarily through the sale of common stock, the private placement of Preferred Stock, and secured short-term borrowings from NVC. The Company has not been able to generate sufficient cash from operations and, as a consequence, additional financing has been required to fund ongoing operations. Cash used in operations for the nine months ended September 30, 1997 and 1996 was $637,395 and $578,955, respectively. The increase in the cash used in operations in 1997 as compared to 1996 was due primarily to the increase in the net loss for the nine months ended September 30, 1997 as compared to the same period in 1996.

Capital expenditures for the nine months ended September 30, 1997 were $30,072 as compared to $10,284 for the nine months ended September 30, 1996. These expenditures were primarily for computer equipment.

Cash provided by financing activities for the nine months ended September 30, 1997 was $5,635,982, of which $5,885,000 related to proceeds from the initial public offering. On May 22, 1997, the Company issued to NVC warrants in satisfaction of $250,000 of indebtedness under the NVC loan agreement and net proceeds from the IPO were used to repay NVC the then remaining outstanding balance of the loan and accrued interest of $447,064. Financing for the cash used in operations for the nine months ended September 30, 1996 was provided through the sale of 1,820 shares of Preferred Stock to DAH for $1,001,000 on May 28, 1995 and through the NVC loan agreement. On January 29, 1997, the Company converted the 1,820 shares of Preferred Stock into 8,626 shares of Common Stock (1,490,000 shares after stock split) and paid the cumulative dividends thereon of $171,953 on May 22, 1997 out of net proceeds from the IPO.

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

                                   PC411, INC.

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

                                   PC411, INC.

                           PART II. OTHER INFORMATION

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On May 21, 1997, the Company completed an initial public offering ("IPO") of 1,322,500 units (including 172,500 units from the exercise of the Underwriter's over-allotment option), each unit consisting of one share of Common Stock and one Redeemable Class A Warrant to purchase a share of Common Stock. The units were sold for $5.75 each and the Company received, after expenses of the IPO, approximately $5.9 million in net proceeds.

         On August 14, 1997, the Company filed its initial report of sales of securities and use of proceeds therefrom on Form SR. Form SR has been discontinued and the Company will continue to report the following information in the Company's quarterly and annual filings until the proceeds have been fully used.

         1. The offering commenced May 14, 1997 and all registered securities were sold.

         2.   The managing underwriter was Biltmore Securities, Inc.

         3.   Title of Securities:

              a. Units - Each Unit consists of one share of common stock and one Redeemable Class A Warrant.
              b.  Common Stock - Common Stock included in Units, Par value $.01.
              c. Redeemable Class A Warrants ("Warrants") - Each Warrant is convertible into one share of Common Stock at an exercise price of $6.10.
              d. Common stock issuable upon conversion of the Warrants ("Other Common Stock").
              e. Underwriter's Options - The Underwriter's Options are convertible into Units at an exercise price of $9.49.

         4. The Amount and Aggregate Offering Price of Securities Registered and Sold to Date For the Account of the Issuer:

                                                       Aggregate Price                          Aggregate
                                       Amount            of Offering          Amount         Offering Price
          Title of Security          Registered       Amount Registered        Sold          of Amount Sold
          -----------------          ----------       -----------------        ----          --------------
Units                                 1,322,500          $7,604,375         1,322,500          $7,604,375
Common Stock                          1,322,500                  --                --                  --
Warrants                              1,322,500                  --                --                  --
Other Common Stock                    1,322,500          $8,067,250                --                  --
Underwriter's Options                    73,600          $1,147,424                --                  --

                                   PC411, INC.

                           PART II. OTHER INFORMATION

         5.   Expenses Incurred in Connection with Issuance of Securities:

                 Underwriting discounts and commissions          $760,438
                 Expenses paid to underwriters                   $228,131
                 Other expenses (estimated)                      $730,880
                   (All expenses were direct or indirect to others)

         6. Net offering proceeds after the total expenses above were $5,885,000.

         7. Amount of net offering proceeds used for each of the purposes listed below:


Amounts paid to affiliates of the Company:
      Repayment of Indebtedness                             $  619,016
Amounts paid to others:
  Temporary investments:
      US Government Obligations                             $1,906,352
      Commercial paper                                      $1,969,570
      Bankers acceptance                                    $  873,940
  Purchase of equipment                                     $   27,250
  Employee compensation - estimated                         $  200,000
  Other working capital - estimated                         $  289,872



Item 5.  OTHER INFORMATION

         Effective as of July 31, 1997, the Company's Common Stock (symbol:
         PCFR), Redeemable Class A Warrants (symbol: PCFRW), and Units (symbol:
         PCFRU) began trading on the Nasdaq SmallCap Market. Such securities had previously traded on the OTC Bulletin Board.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) EXHIBITS

             10.1  Distribution Agreement between the Company and The Media Farm
             10.2 Distribution Agreement between the Company and Silicon Multimedia Systems, Inc.
             10.3  License Agreement with Acxiom Corporation
             27.   Financial Data Schedule (for SEC use only)

         (b) REPORTS ON FORM 8-K

                None

                                   PC411, INC.

                                   SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  PC411, INC.
                                                  (Registrant)





Date:    November 14, 1997                  By:   /s/ROBERT M. LUNDGREN
                                                  ---------------------
                                                  Robert M. Lundgren
                                                  Vice President, Treasurer
                                                  and Chief Financial Officer
                                                  (Duly Authorized Officer and
                                                     Chief Accounting Officer)