Form 10KSB40
period 1997-12-31
PC411 INC
filed 1998-03-31
CIK 1023994

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

Mark One

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to __________________

                       Commission file number: 0001-22563

                                  PC411, INC.
                  (Name of issuer as specified in its charter)

             DELAWARE                                        95-4463937
------------------------------------               ----------------------------
     (State of jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                        Identification No.)


9800 S. LACIENEGA BOULEVARD, INGLEWOOD, CALIFORNIA           90301-4440
---------------------------------------------------     -----------------------
                   (Address)                                  (Zip Code)


Issuer's telephone number:                                    310-645-1114
                                                        ----------------------

Securities registered under Section 12(b) of the Exchange Act:

      Title of each class                                      Name of each exchange on which registered
      -------------------                                      ----------------------------------------
              NONE                                                              NONE


Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, par value $.01 per share
                                (Title of class)
                Redeemable Class A Common Stock Purchase Warrants
                                (Title of class)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

          Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained herein, and will not be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

          The issuer's revenues for the year ended December 31, 1997 were $143,132.00.

          The aggregate market value of the voting stock of the issuer held by non-affiliates of the issuer on March 25, 1998 based on the average bid and asked price on such date was $1,119,219.00.

          As of March 25, 1998 the issuer had a total of 2,972,500 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: The information required by Part III in Form 10-KSB is incorporated herein by reference to the registrant's definitive Proxy Statement relating to its 1998 Annual Meeting of Stockholders which will be filed with the Commission within 120 days after the end of the registrant's fiscal year.

              Transitional Small Business Disclosure Format: Yes  [ ]    No [X]

                                     PART I

ITEM 1.           DESCRIPTION OF BUSINESS

                           FORWARD-LOOKING STATEMENTS

         CERTAIN STATEMENTS MADE IN THIS ANNUAL REPORT ON FORM 10-KSB ARE "FORWARD-LOOKING STATEMENTS" (WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995) REGARDING THE PLANS AND OBJECTIVES OF MANAGEMENT FOR FUTURE OPERATIONS. SUCH STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. THE FORWARD-LOOKING STATEMENTS INCLUDED HEREIN ARE BASED ON CURRENT EXPECTATIONS THAT INVOLVE NUMEROUS RISKS AND UNCERTAINTIES. THE COMPANY'S PLANS AND OBJECTIVES ARE BASED, IN PART, ON ASSUMPTIONS INVOLVING THE CONTINUED EXPANSION OF BUSINESS. ASSUMPTIONS RELATING TO THE FOREGOING INVOLVE JUDGMENTS WITH RESPECT TO, AMONG OTHER THINGS, FUTURE ECONOMIC, COMPETITIVE AND MARKET CONDITIONS AND FUTURE BUSINESS DECISIONS, ALL OF WHICH ARE DIFFICULT OR IMPOSSIBLE TO PREDICT ACCURATELY AND MANY OF WHICH ARE BEYOND THE CONTROL OF THE COMPANY. ALTHOUGH THE COMPANY BELIEVES THAT ITS ASSUMPTIONS UNDERLYING THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, ANY OF THE ASSUMPTIONS COULD PROVE INACCURATE AND, THEREFORE, THERE CAN BE NO ASSURANCE THAT THE FORWARD-LOOKING STATEMENTS INCLUDED IN THIS REPORT WILL PROVE TO BE ACCURATE. IN LIGHT OF THE SIGNIFICANT UNCERTAINTIES INHERENT IN THE FORWARD-LOOKING STATEMENTS INCLUDED HEREIN PARTICULARLY IN VIEW OF THE COMPANY'S EARLY STAGE OPERATIONS, THE INCLUSION OF SUCH INFORMATION SHOULD NOT BE REGARDED AS A REPRESENTATION BY THE COMPANY OR ANY OTHER PERSON THAT THE OBJECTIVES AND PLANS OF THE COMPANY WILL BE ACHIEVED.

OVERVIEW

         PC411, Inc. ("PC411" or the "Company") is a development stage enterprise, formed in December 1993 under the laws of the State of Delaware. The Company offers on-line directory information services (the "PC411 Service") to personal computer users. The Company licenses a database of listings that includes over 110 million names, telephone numbers, addresses and ZIP codes in the United States and Canada. The Company's strategy is to establish itself as an on-line information publishing and distribution company and to establish "PC411" as a brand name for the distribution of electronic data and information. The Company intends to achieve this goal by designing and developing comprehensive, efficient, and easy-to-use directories and tools to search, retrieve and manipulate the data in these directories. Such directories are and, it is anticipated, will continue to be accessible through a direct dial-up connection, via the Internet or private "intranets", or through other on-line communications media that may develop in the future.

         The Company believes that the growth of the Internet and "intranets" (private networks using Internet technology and protocols) provides the Company with an expanding market and new opportunities to generate revenue. The Internet gives the Company access to a growing, worldwide base of potential users, consumers and businesses. In addition, large organizations continue to invest and develop intranets. The Company believes that it can provide on-line directory information services to such organizations and populate their private networks with both industry specific as well as general market directory information. This would allow for greater flexibility in the presentation of internal and external data, while maintaining connectivity to the PC411 data center for searches that cannot be fulfilled locally.

         Currently, a customer can access the PC411 Service using a computer by either dialing directly into the Company's server in which the database is housed or indirectly via the Internet. Either method requires the use of the Company's copyrighted, Windows-based software program, PC411 FOR WINDOWS 3.0. To date, substantially all of the Company's capital has been invested in software and systems development to provide the PC411 Service on a commercial basis. The Company's expenditures for marketing have been insignificant and the Company has not developed any significant customer base or revenue.

INDUSTRY BACKGROUND

         The Company believes that the traditional methods used to access names, addresses, ZIP codes and telephone numbers for directory assistance or marketing purposes are inefficient, antiquated, and expensive. Individuals and businesses spend a great deal of time and money researching such information, often making multiple telephone calls or consulting multiple directories. Furthermore, traditional directories do not provide this information in a digital format, requiring additional effort by the user to type the information into a computer if the user wants to use the information in other applications. Organizations that want to market directly to a group of people or businesses spend a substantial amount of time and effort compiling lists of names and locating addresses and telephone numbers for those names.

         DIRECTORY ASSISTANCE. Operator directory assistance or telephone books can only be used to look up a small number of names at a time and are only effective if one knows the location for the individual or business. Transferring information obtained from operator directory assistance or the telephone books to a computer requires additional effort.

         YELLOW PAGE DIRECTORIES. Printed "yellow page" telephone books provide a list of companies in a geographic area ordered by the types of products or services those companies sell. The yellow pages provide a way for the listed companies to advertise their services to a local audience.

         ON-LINE SERVICES. The growth of communication enabled personal computers and the publication of on-line databases has resulted in a rapid increase in the number of businesses and individuals that use computers to access information on-line. Historically, access to information was slow, expensive, and required extensive training, but in the 1980s the major consumer on-line services began to attract substantial numbers of customers by offering entertainment, communications, and access to general interest content with relatively easy-to-use interfaces and simple pricing plans.

         THE INTERNET. The Internet is a global network linking public and private computer users. Initially, the Internet was used almost exclusively by academic institutions and government agencies to exchange information. However, the proliferation of communication enabled personal computers, computer databases that present information in a multi-media format, the development of intuitive, simple to use graphical software programs known as "Web browsers", and widely available, low-cost Internet access has made the Internet accessible to non-technical users. Internet access is available through a number of existing and planned devices and methods. Current access methods for individuals include using personal computers and standard telephone or ISDN lines. Businesses, universities, government offices and other organizations can connect to the Internet using personal computers, midrange computers or mainframes with high bandwidth telephone lines capable of carrying large amounts of information at high speeds, such as ISDN, T-1 or T-3 lines. Potential future high bandwidth access methods include coaxial cable, high-speed, digital ADSL telephone lines, and wireless connections. Currently, the devices used to connect to the Internet are generally limited to personal, midrange, or mainframe computers. However, Internet access may also be available through other devices such as televisions, Internet enabled telephones with screens for homes and offices, inexpensive computer terminals often referred to as network computers, personal digital assistants (often referred to as palmtop computers), pagers, cellular telephones, or any other communication enabled electronic device.

         INTRANETS. Organizations publish and share internal information on their private networks using Internet technology and protocols. Such private networks are referred to as "intranets". Intranets developed as a result of the fact that different departments within the same organizations may use different network operating systems. Accordingly, it was virtually impossible for the computers using different network operating systems to communicate with one another. Rather than incur the capital cost to make all their internal computers run on the same network operating system, these organizations elected to install internal "servers" to link their various computer networks, thereby creating an "intranet". As a result, people in all departments could view, publish, and share information across different hardware and operating system platforms. The use of Internet technology and protocols allows an organization to extend its internal information systems and enterprise applications to geographically dispersed facilities, remote offices, and mobile employees. Intranet connectivity to the Internet allows users easy access to data outside of their organization that is published on the Internet by third party information providers such as the Company.

         E-MAIL COMMUNICATION. The rapid growth of the Internet has resulted in increased e-mail communications and the development of the Internet as a new mass communications medium. The Company believes that the use of e-mail will continue to grow and will evolve from simple text based messages into a communication medium incorporating text, sound, voice, graphics, and video. E-mail provides practically instant delivery of text, sound, images and computer files, and can be sent to a large number of recipients at costs which are generally less than mail, telephone or other forms of communication.

CURRENT PRODUCTS AND SERVICES

         Currently, the Company has one product -- PC411 FOR WINDOWS 3.0-- a copyrighted, Windows-based software program which is distributed through bundling arrangements with OEM partners as well as through the Company's Web site on the Internet. In addition, the Company is developing a second product -- PC411 FOR WINDOWS CE -- which is expected to be available commercially by the end of the second quarter of 1998. Using either product, a subscriber can access the PC411 Service, which includes over 110 million residential and business listings in the United States and Canada, by either dialing directly into the Company's server in which the database is housed or indirectly via the Internet. PC411 FOR WINDOWS 3.0 released in November 1997, has been upgraded so that it is now completely Internet compatible. In addition, many new tools and functions have been added.

         The PC411 Service provides functions not possible or practicable with conventional operator directory assistance services. Such functions include: (a) searching for one or more listings using a single search parameter (i.e., name, telephone number, city, etc.); (b) searching for one or more listings using multiple search parameters (i.e., last name and phone number); (c) performing multiple searches at one time; (d) batch processing hundreds of names; (e) automatically searching the areas surrounding a city for a listing; (f) providing addresses and ZIP codes in addition to telephone numbers; (g) providing nationwide AT&T 800 numbers; (h) appending telephone numbers to a list of names and addresses; and (i) supplementing a list of telephone numbers with names and addresses. The Company's search engine will, among other things, automatically search up to an entire state if there is no listing in a city, find alternate spellings of a first name, return names listed with just an initial, and search AT&T's national 800 directory as part of every business search. PC411 FOR WINDOWS 3.0 enables users to search for listings one at a time or to batch process hundreds of listings and allows users to edit, print, sort and save the information, dial the telephone number found, and transfer the information to other applications such as word processors and databases. PC411 FOR WINDOWS 3.0 does not require a commercial on-line account or a connection to the Internet.

         RESIDENCE SEARCHES. The Company's search engine is designed specifically to search for name and address information. The Company's data base contains more than 93 million published residential telephone numbers and addresses in any city in the United States or Canada. The PC411 Service can search by just the last name, will search for alternate spellings of the first name, will bring back listings that have only an initial, and will expand and search surrounding metropolitan areas up to an entire state if there is no listing in the specified city. A user can also search a state, a group of states such as the Southeast, or even the entire United States or Canada for a listing.

         BUSINESS SEARCHES. The Company's data base includes more than 17 million published business telephone numbers and addresses in any city in the United States or Canada. Using the name of the business as the sole search parameter, the Company's business search engine will search for alternate business listings and will expand and search surrounding metropolitan areas up to an entire state if there is no listing in the specified city. In most cases, the PC411 Service will also produce a description of the target industry. A user can also search a state, a group of states such as the Northeast, or even the entire United States or Canada for a listing. Each time a user conducts a business search, the PC411 Service will automatically search the AT&T nationwide directory and provide the published nationwide AT&T 800 numbers, if any.

         800 SEARCHES. The PC411 Service allows a user to search a database of AT&T 800 listings for businesses that have nationwide 800 numbers. The PC411 Service also searches this database automatically each time a user looks up a business listing. For all matching listings, the PC411 800 search provides the company name, the 800 number, the address, the ZIP code, and a standard business description.

         REVERSE NUMBER SEARCHES. The PC411 Service allows a user to type in a seven digit telephone number and search a particular area code, state, region, or even the entire country for all of the residence or business listings with that number. In the event the PC411 Service cannot locate the telephone number in a specified area code, it will automatically search all other area codes in that state for the telephone number.

         MULTIPLE SEARCHES. The PC411 Service allows a user conduct multiple searches simultaneously. This feature allows a user to update a customer list, append telephone numbers to a list of names and addresses and supplement a list of telephone numbers with a names and addresses. The results of the searches can be sorted, edited, saved, printed, transferred to a word processing program, or used in other database applications.

         OTHER FEATURES. A user can work off-line and when the search has been designed, connect to the database. Once the desired listing is found, the telephone number can be automatically dialed. The PC411 Service can also be used to create a personal address book or contact manager.

EXPANSION OPPORTUNITIES

         NEW MARKETS. At present, the Company believes that most of its subscribers are individual consumers rather than commercial users. Such subscribers are generally accessing the PC411 Service directly as opposed to indirectly via the Internet. All current subscribers to the PC411 Service have acquired PC411 FOR WINDOWS 3.0 either by purchasing products manufactured by bundle partners or by having downloaded the software from the Company's site (the "Web site") on the Internet's World Wide Web (the "Web").

         Notwithstanding the foregoing, the Company believes that its future growth lies not in the general consumer market but in the business to business market. Accordingly, the Company will direct its marketing efforts to the "small office home office" ("SOHO") market and organizations with private intranets. SOHO users, generally, are persons who do not work in the traditional corporate office environment. This segment is made up of firms that employ a limited number of people, sole proprietors and sole practitioners, corporate employees that work either full-time or part-time from their home or a satellite office, and persons whose job requires a substantial amount of travel. Such persons still require resources for support services and data from their remote locations that were taken for granted in the centralized corporate office structure. With the development and accessibility of the Web, services, such as digital data searches, are now available to such persons.

         Private intranets are, generally, large scale computer operations that support an extended number of employees. A private intranet can take many forms. The most common forms today are Local Area Networks, Wide Area Networks, Enterprise Networks, Metropolitan Networks and Multinational Networks. Each form is designed around server technology that interconnects people in real time via computers, terminals, printers, modems and telephones. Because large inter-networking operations (connections between networks) extend multiple sites, it has become a common practice to use digital telephone technology to connect the different parts of a private intranet. Due to the sensitivity and the proprietary nature of data being shared across such a network, network security and integrity have become major issues. Most operators of such networks today need to establish extensive firewall and encryption technologies to protect the value of the data being shared. Accordingly, many such organizations are creating procedures restricting outbound connectivity between their private intranet and the public Internet. Almost all restrict public Internet users direct access to their private intranet.

         In a private intranet, a single organization or group of organizations is exchanging information using servers, computers, modems, phone lines, and telephony systems in some defined combination. Within these organizations or groups of organizations, directory data is usually being distributed. Most likely the distribution is in the form of hard copy data. This directory data is more often than not, expensive to maintain, produce and update. In very large organizations, it is out-of-date at the immediate point of final distribution. Additionally, these organizations have a high level of operator assisted information services. By combining the presentation of the Company's data listing in a form tailored to the organization's accepted guidelines, populating it with the human resource listings for the organization and adding routing controls to the telephone system, the organization can realize an immediate reduction in bottom line operating costs. Given its experience with on-line directory services, the Company believes it can create digital directory databases for these entities either entirely populated on the organization's private intranet, externally at the Company's data center or a combination of the two. If the directory is wholly or partially maintained externally, it can be accessed through a direct dial up connection or through the Internet.

         SEARCHING CAPABILITIES. The Company intends to increase its searching capabilities by allowing the customer to search for addresses using the criteria listed below. Providing these searches may create opportunities to sell targeted advertising. Searches by business headings may provide the Company with the opportunity to sell product specific advertising, while searches by addresses may provide the Company with the opportunity to sell geographically targeted advertising.

o Business Heading Searches - The majority of the Company's business listings contain Standard Industrial Classification codes that can be used to provide an "on-line yellow pages" service or generate mailing lists for the Company's customers. For example, searching by business headings, a customer could use the PC411 service to search for all "machine shops" in a state or an individual could look for all "florists" within a city.

o Reverse Address Searches - By designing search techniques tailored to address and/or other geographic information, a user can create targeted geographic mailing lists for areas as small as a single street or building or search for a type of business, such as "dry cleaners", within a certain geographic area.

         ADDITIONAL DIRECTORIES OF ADDRESS INFORMATION. Currently, the Company provides name, telephone number, address, and ZIP code information for United States and Canadian listings in a manner that is designed to be easier, faster, and more productive than using directory assistance or the telephone book. The Company expects to enhance the PC411 Service by adding new address information if such information is available to the Company on favorable economic terms. For example, the Company added AT&T's nationwide 800 directory in March 1996 so that the PC411 Service automatically searches the AT&T 800 directory and returns any matching 800 listings whenever a user looks up a business. The Company may add census and other demographic information and targeted mailing lists to its service either independently or by licensing data from other third party vendors.

         The Company may attempt to acquire and/or create additional databases through a number of means including licensing data from third parties, collecting addresses from voluntary registrations at the Company's Web site and from other promotions and services that encourage users to supply their data. There can be no assurance that the Company will be able to amass directories of additional data, maintain the accuracy of such addresses, associate the addresses with the listings from other sources or add other demographic information or that a market will develop for any such database.

         PROVIDING SERVICES TO OTHER WEB SITES. The Company may enter into formal and informal arrangements that would allow Internet users to access the PC411 Service through other Web sites. These arrangements may allow the Company to offer a branded service, co-brand its service with other services or simply provide the data without reference to PC411. Informal arrangements may allow Web sites, unknown to the Company, to display the PC411 logo and initiate searches that would bring users to the PC411 Web site.

         CREATION OF SPECIALIZED PRODUCTS. The Company may enter into formal or informal relationships with respect to the development of specialized data delivery for traditional broadcast and/or cable outlets on a syndicated basis. This business envisions the creation of a product, based on a directory database of Internet and Web addresses, the content of which would be tailored to meet the specific on-line preferences of audiences viewing local broadcast/cable channels who are also users of on-line and internet services. This product may have nationally branded content as well as content that is custom tailored to the local outlet and marketed under the local brand of the broadcast or cable operator.

MARKETING AND DISTRIBUTION STRATEGY

         The Company's primary marketing objective is to establish itself as an Internet/intranet information publishing and distribution company. All marketing efforts will associate the registered "PC411" service mark with easy, quick, accurate, and comprehensive directory information and other types of data. The Company plans to focus its marketing activity on the SOHO market and on organizations that maintain private intranets. The Company will attempt to extend the PC411 brand name and identity with computer and computer peripheral manufacturers, software developers, cable/modem manufacturers, and telephony systems manufactures. The Company intends to update and extend its user base with a newsletter, qualifying its users and obtaining information about their buying habits and equipment use. All marketing plans will be supported, to the extent appropriate, by public relations support as well as targeted trade shows, advertising and creative efforts to build the PC411 brand name as an information publisher and distributor.

         Currently, anyone, whether or not a subscriber to the PC411 Service, can access the PC411 Service by visiting the Company's Web site. However, use of the PC411 Service in this fashion is extremely limited; only a single search is permitted and no tools or functionality are available. In the future, the Company may offer expanded use of the PC411 Service at its Web site for which it will charge user fees. Such services may be sold on a per transaction basis or on a monthly or annual subscription basis.

         At the present time, the full benefit of the PC411 Service requires the installation of PC411 FOR WINDOWS 3.0. The Company currently provides PC411 FOR WINDOWS 3.0 for free either by purchasing products manufactured by bundle partners or by "downloading" the product from the Company's Web site. In either case, customers are given a 30-day free trial period after which they are charged an annual subscription fee of $29.95 which entitles them to unlimited searches. For the SOHO market, the Company will offer a monthly subscription rate for a fixed number of users and unlimited searches. The actual subscription rate would depend on the actual number of users. The Company believes that such a pricing plan will make the PC411 Service highly competitive with current directory information sources for businesses of all sizes.

         The Company has from time to time experienced significant errors in the processing of subscriber credit card charges resulting in charge-backs to the Company. In certain situations, these events have created customer relations issues for the Company including cancellation of the account.

         PURSUE BUNDLING AND OEM ARRANGEMENTS. The Company distributes PC411 FOR WINDOWS 3.0 through "bundling" arrangements with computer and computer equipment manufacturers as well as Original Equipment Manufacturers (OEMs) and software bundlers. The Company has bundling agreements with IBM, 3Com/U.S. Robotics, Multimedia Labs Media Farm and Silicon Multimedia. Generally, under these agreements, the manufacturers are responsible for all costs associated with the duplication and distribution of the software. The Company in turn pays the manufacturers a commission for each new customer they deliver. The Company intends to pursue similar arrangements with other personal computer manufacturers, modem manufacturers, and software developers. There can be no assurance the any such additional bundling arrangements will be consummated by the Company or that existing bundling arrangements will be profitable. The agreement with IBM will expire on June 1, 1998. To date, there have been no discussions between the Company and IBM concerning renewing or extending that agreement and there can be no assurance that such agreement will be renewed or extended.

         DEVELOP INTRANET SERVICES. The Company is in the process of adapting the PC411 Service to the evolving Internet standards for directory structures and address information formats. Adopting these structures and formats and distributing the information over the Internet will allow the Company to provide the data in various formats to organizations that have private intranets. Such information, distributed via the Internet, can be integrated into third party applications such as phone systems, internal company directories and other information systems. The Company will offer its technology and capabilities to other organizations to help such entities minimize their directory assistance expenses as well as serving their on-line needs for internal and external communications. In addition, the Company may provide selected subset directories (i.e., Standard Industrial Codes) customized for the client's business needs as a part of extending the branding of the PC411 Service. By developing Internet and intranet solutions which provide a standard platform for data interchange, the Company can deliver its services to a diverse group of customers. In targeting specific industries, the Company will seek to engage sales executives who are familiar with such industries. Fees would be generated for customization of the data, maintenance and service and frequency and number of users.

        PUBLISHING PARTNERS. The Company will also explore relationships with other companies that publish data to specific industry segments. The intent is to develop alternative revenue streams by enabling the publishers to deliver the data that they presently distribute to a specific market with the PC411 search technology. Thus, the Company will penetrate new market segments with a minimum investment in sales representation.

         ADVERTISING. The Company also intends to attempt to sell advertising on its Web site to generate revenue. Advertising may in the future be targeted and delivered based upon the type of searches a customer performs.

TECHNOLOGY AND PRODUCT DEVELOPMENT

         The Company's ability to generate revenue depends on its ability to define, sort and deliver data in a timely, secure and dependable manner. The Company's data center is designed to meet this standard. The Company's data center is accessible 24 hours a day, 7 days a week and is housed in a secure, temperature controlled computer room with an emergency power supply. The design allows for scalability, flexibility, duplication, security, accuracy and dependability in executing user demands. As users require alternate configurations to address their individual needs, the system can be easily reconfigured.

         Nevertheless, from time to time, subscribers have experienced significant delays in contacting, and in receiving responses from the Company's customer and technical support personnel. In certain situations, these events have created customer relations issues for the Company including cancellation of the account.

         The Company's server technology encompasses search techniques specifically designed for names, businesses, telephone numbers and addresses, and licensed database and other software from third parties. The core design of the Company's data center is a scaleable, object oriented, distributed, information search and retrieval system. The Company's graphical user interface enables users to access and search the database of telephone book listings and receive rapid responses to their queries. The Company's core technology is characterized by the following important features:

         SEARCH ACCURACY. The search techniques used by the PC411 Service are designed to mimic the thought process of a very experienced and fast directory assistance operator. The Company's core technology is designed to find a listing taking into account that (a) the user most likely does not know exactly how the business or residence is listed, (b) the myriad of ways people and businesses choose to be listed in telephone books and (c) the inconsistent formats used in different telephone books.

         FLEXIBLE AND SCALEABLE ARCHITECTURE. The distributed server architecture consists of independent servers that handle modem communications, Internet communications, customer usage tracking and management, customer billing, and the storage and retrieval of over 110 million listings. Multiple instances of each server software can co-exist and share work loads while system monitoring software can re-establish connections between different server programs if necessary. This structure provides for fast access, shared processing, fault tolerance, and rapid scalability. The servers are housed in a secure, temperature controlled computer room with an uninterruptable power supply. The modem communication server can handle multiple modem connections simultaneously. The Internet communications server connects the PC411 Service to the Internet through a T-1 line. Additionally, the Company's Web site is hosted remotely by UUNet/MFS/WorldCom. The customer database establishes, maintains, and processes accounts for the Company's customers and permits and tracks usage of the PC411 Service. The billing functions provide real time credit card verification and electronic, batch credit card processing. The listings database server provides access to a database of more than 110 million records using the Company's search techniques. Data is maintained and stored on fault tolerant hard disk drives.

         BUSINESS MANAGEMENT FUNCTIONS. The Company's core technology includes features for essential business management functions related to the Company's on-line service. These functions include listing management, subscriber management and billing, and commission tracking. For example, the listing management function permits the Company to charge users by the listing or by the search and lets the Company provide and track trial usage by either a dollar limit, a connections limit or a days limit. The Company believes these functions provide a sophisticated and valuable foundation for managing relationships with subscribers, data providers and marketing partners.

         DATA DIVERSITY. The Company licenses its data from Acxiom, Inc. pursuant to a three-year license agreement entered into in September 1997. The Company's systems allow for the integration and delivery of multiple sources of data. This capability includes software filters that transform third party data suppliers content into standard formats for loading into the database. As a result, the Company, if required, can accept multiple data sources.

         INTEGRATION. The Company has completed the redesign of PC411 FOR WINDOWS 3.0 and is now undertaking a redesign of the backend database management environment. Upon completion of this second step, the Company will be able to address a number of critical issues for expanding the potential customer base for the PC411 Service.

         The new technical capabilities of PC411 FOR WINDOWS 3.0 have several important benefits relative to earlier versions. First, PC411 FOR WINDOWS 3.0 is fully compatible with the Windows 95 operating system. Secondly, it is no longer necessary to make a long distance call to access the database outside the 310 area code. Access is possible through any local ISP (internet service provider) or from any network that is connected to the Internet and is serving as its own ISP.

         All the features that were available in earlier versions of PC411 FOR WINDOWS are incorporated into PC411 FOR WINDOW 3.0. Additionally, several other key innovations were added. Some of the key additional features are as follows:

o Multiple Search Sessions - PC411 can perform multiple searches at one time, while other searches are being constructed. It is no longer limited to performing serial task executions.

o Intelligent Installer - When being installed, PC411 FOR WINDOWS 3.0 will now search for all Internet connections that are preconfigured on the workstation and configure the software to allow any of them to be used. It will also create a dialer that will call directly to the Company's data center for any users who do not have an Internet connection.

o Smart Connection - The user to select a connection to always be used as a default or to select method of connecting at the beginning of each search. If a live connection to the Internet is available, PC411 FOR WINDOWS 3.0 will always default to that open connection. In the event that the software does not find an internet connection available, it will automatically execute a direct dial connection to the PC411 data center.

o Editing - The edit mode of PC411 FOR WINDOWS 3.0 has been expanded to support auto telephone dialing for voice, fax, and pagers as well as e-mail messaging. For example, if a user wants to send an e-mail message, PC411 FOR WINDOWS 3.0 will launch an available MAPI enabled mail client to create the message. If the e-mail address is included in the record, it will be automatically entered into the appropriate fields in the mail client.

         PC411 FOR WINDOWS CE is a derivative of PC411 FOR WINDOWS 3.0 and uses a nearly identical interface. Additionally, both versions can share the same file data allowing for easy transport of search results.

         Additionally, tools are being distributed in the form of an SDK (Software Development Kit) that allow other manufacturers and integrators/developers of software to directly link the PC411 Service into their software without using PC411 FOR WINDOWS 3.0. A number of companies already have expressed interest in doing so or have begun the process. These include a "Point of Sale" system manufacturer/consultant, a major PIM manufacturer, and a company that designs specialized Web based reservation systems. As the backend redesign progresses, the corporate intranet client software will become viable. This new client will be based on the engineering done to develop PC411 FOR WINDOWS 3.0 and, as such, reduce development time and costs.

         The Company also intends to develop its Internet software tools as "plug-ins" for Web browsers and search engines such as Microsoft Explorer, and Netscape Navigator and Communicator. Finally, the Company may develop OEM products for proprietary hardware manufacturers in the telephony and cable modem markets.

COMPETITION

         The on-line services market and the market for listing information and related services is extremely competitive and there are no substantial barriers to entry. The Company expects that competition will intensify in the future. The Company believes that its ability to compete successfully will depend upon a number of factors, including brand awareness and market presence; the quality and completeness of its data; the accuracy of its search engine; the pricing policies of its competitors and suppliers; the features, ease of use and timing of introductions of new services by the Company and its competitors; and industry and general economic trends. Competitive pressures could result in reduced market share, price reductions, and increased spending on marketing and product development, which could adversely affect the Company's earnings and its ability to gain market share.

         The Company competes, and will in the future compete, with traditional, widely used directory services such as the printed white pages, yellow pages, operator assisted directory services, on-line directories, CD-ROM directories, and with mailing list providers, many of which provide their information both in electronic and traditional forms. The Company is currently aware of approximately a dozen Web sites that provide residential and business listings and/or e-mail addresses, including those belonging to Bigfoot and Four 11. Generally, all of the Company's competitors have substantially greater financial, technical, human, and marketing resources than those of the Company and greater experience than the Company in developing and marketing on-line services and directory databases. Such companies include local, regional and long distance telecommunication companies, telephone directory publishers, on-line or Internet services, a multitude of regional, international and industry specific directory companies, and a variety of commercial and institutional search engines and databases. In addition, many of the Company's competitors provide directory assistance listings for free in order to attract viewership and advertise their other products. Telephone companies have provided directory assistance services for many years in conjunction with their common carrier telephone communication services. They also control the updating, production and distribution of telephone books which contain telephone numbers and address information. Traditionally, they have held dominant positions in their respective markets. Telephone companies may respond to new competition, including competition from the PC411 Service, by enhancing their services in ways that cannot be matched by PC411 due to their position in the telecommunications industry and by linking directory assistance service to other products and services they offer.

INTELLECTUAL PROPERTY

         The Company believes that it will be critical to establish itself as a branded supplier of directory assistance services and information. Accordingly, the Company regards its copyrights, service mark, trade secrets, and similar intellectual property as important to its success, and relies upon trademark and copyright law, trade secret protection, and confidentiality and/or license agreements with its employees, customers, partners, and others to protect its proprietary rights. "PC411" is a registered service mark on the principal register of the United States is owned by the Company. In addition, the Company has copyrighted the PC411 FOR WINDOWS 3.0 software. No assurance can be given that any copyright or service mark will be enforceable and copyright and trademark laws afford only limited protection. Furthermore, there can be no assurance that any copyright or other rights will exclude competitors or provide competitive advantages to the Company. The Company intends to protect its service mark and copyright by taking appropriate legal action whenever necessary, although there can be no assurance that the Company will be able to effectively enforce or protect its proprietary rights and prevent others from using the same or similar marks or copyrights. The Company's inability or failure to establish, or adequately protect its intellectual property rights may have a material adverse effect on the Company. A determination that the Company's use of the mark "PC411" infringes or otherwise violates the rights of owners of similar marks may cause the Company to incur significant expense and may also have a material adverse effect on the Company's growth prospects.

REGULATION

         Generally, there are few specific government imposed limitations or guidelines pertaining to customer privacy or the pricing, service, characteristics or capabilities, geographic distribution or quality control features of products and services sold over the Internet. There exists, however, the risk that a U.S. governmental policy for regulating of the data network industry could be affected by executive order, legislation regulation or administrative rules or orders. Any such policy or regulations could have a material adverse effect on the Company, particularly if it makes use of and access to the Internet more difficult or costly. The Company cannot predict the impact, if any, that future regulation, legislation or regulatory changes may have on its business. From time to time legislation has been introduced which, if enacted, would grant protection similar to copyright protection to compilers of data. Such legislation, if enacted, may give telephone companies the right to preclude others, such as Acxiom, from converting printed telephone directories into digital format without the consent of the telephone companies. In such event, the Company would have to seek alternative sources for licensing its database. There can be no assurance that such alternative sources would be available or would be willing to enter into a license arrangement with the Company on terms and conditions acceptable to the Company, if at all. In addition, recent legislative enactments, such as the Telecommunications Act, and other proposals aimed at limiting the use of the Internet to transmit certain information or protect individual privacy may decrease demand for Internet access, chill the development of Internet content, or have other adverse affects on Internet service and product providers such as the Company. In light of the uncertainty attached to interpretation and application of such laws, there can be no assurance that the Company would not have to modify its operations to comply with the statute. Finally, although the Company distributes published information that is already legally available to the public, there can be no assurance that due to the ease and price at which this information is available through the PC411 Service that the Company will not face issues regarding invasion of privacy. Regulatory changes or new regulations relating to the telecommunications and media industries or with respect to invasion of privacy could directly effect the Company's business by either placing restrictions on PC411 or creating opportunities for other competitors.

INSURANCE

         The Company's operations are dependent on its ability to protect its data center and network systems against damage from fire, earthquake, power loss, telecommunications failure, natural disaster and similar events. The Company does not have redundant, multiple site capacity in the event of such occurrence. The Company's computer equipment is located at its facilities in Inglewood, California. Any damage or failure that causes interruptions in the Company's operations could have a material adverse effect on the Company's business and results of operations. While the Company carries property and business interruption insurance, such coverage may not be adequate to compensate the Company for all losses that may occur.

EMPLOYEES

         As of March 25, 1998, the Company had eight full-time employees, including its President and Chief Executive Officer and its Vice President and Chief Technology Officer. In addition, the Company's Chief Financial Officer is an employee of New Valley Corporation ("NVC"), an indirect majority owner of the Company, and works on a part-time basis with the Company. The Company's ability to develop, manufacture and market its services and products and to establish and maintain a competitive position in its businesses will depend, in large part, upon its ability to attract and retain qualified technical, marketing and managerial personnel, of which there can be no assurance. The Company believes that its relations with its employees are good. None of the Company's employees is represented by a collective bargaining agreement.

ITEM 2.  PROPERTIES

         The Company leases approximately 3,400 square feet of office space in Inglewood, California for its corporate headquarters, data center, sales, customer service and administrative functions for a term ending in August 31, 2000. The annual rent for the premises will be approximately $35,000 for 1998.

         The Company believes that its current facilities are adequate for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not a party to any legal proceedings. Please refer to
Note 7 of the Financial Statements for further discussion.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock, par value $.01 per share (the "Common Stock"), and Redeemable Class A Common Stock Purchase Warrants (the "Warrants") are traded in the over-the-counter market and are quoted through the National Association of Securities Dealers Automated Quotation System ("Nasdaq") on the SmallCap Market System under the symbols PCFR and PCFRW, respectively.

         From May 22, 1997 until July 31, 1997 the Common Stock and the Warrants were traded on the OTC Bulletin Board. Beginning on July 31, 1997 such securities began trading on the Nasdaq SmallCap Market System. The Company has recently been advised by Nasdaq that its securities will be delisted on June 10, 1998 unless the minimum bid price for the Common Stock is $1.00.

         The following table sets forth, for the periods indicated, the high and low closing bid quotations per share for the Company's Common Stock and Warrants as reported by Nasdaq. The sale prices set forth below reflect inter-dealer quotations, do not include retail mark-ups, markdowns or commissions and do not necessarily represent actual transactions.

           COMMON STOCK                          HIGH        LOW
           ------------                          ----        ---
               1997

         Second Quarter                      $  9  1/8     $  5
         Third Quarter                          5  1/2        2  3/4
         Fourth Quarter                         3  3/8        1  1/2

           WARRANTS
           --------
             1997

         Second Quarter                      $  3 1/2      $  3
         Third Quarter                          3 1/4         1  1/4
         Fourth Quarter                         1 9/16           1/4


         As of March 25, 1998, there were 35 holders of record, including participants in security position listings, of the Company's Common Stock.

DIVIDEND POLICY

         The Company has not declared or paid dividends to its stockholders since its inception and has no intention of paying any dividends to its stockholders in the foreseeable future. The Company intends to reinvest earnings, if any, in the developments and expansion of its business.

CHANGES IN SECURITIES AND USE OF PROCEEDS

         On May 21, 1997, the Company completed an initial public offering ("IPO") of 1,322,500 units (including 172,500 units from the exercise of the underwriter's over-allotment option), each unit consisting of one share of Common Stock and one Warrant. The units were sold for $5.75 each and the Company received, after expenses of the IPO, approximately $5.9 million in net proceeds.

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

         2.       The managing underwriter was Biltmore Securities, Inc.

         3.       Title of Securities:

                  a. Units - Each Unit consists of one share of Common Stock and one Warrant.

                  b. Common Stock - Common Stock included in Units, par value $.01.

                  c. Warrants - Each Warrant is convertible into one share of Common Stock at an exercise price of $6.10.

                  d. Common stock issuable upon conversion of the Warrants ("Other Common Stock").

                  e. Underwriter's Options - The Underwriter's Options are convertible into Units at an exercise price of $9.49 per Unit.

         4. The Amount and Aggregate Offering Price of Securities Registered and Sold to Date For the Account of the Issuer:

                                               AGGREGATE PRICE OF
                                 AMOUNT          OFFERING AMOUNT      AMOUNT
TITLE OF SECURITY              REGISTERED          REGISTERED          SOLD
-----------------              ----------      ------------------   ---------

Units                          1,322,500       $   7,604,375        1,322,000
Common Stock                   1,322,500                  --               --
Warrants                       1,322,500                  --               --
Other Common Stock             1,322,500       $   8,067,250               --
Underwriter's Options             73,600       $   1,147,424               --

         5. Expenses Incurred in Connection with Issuance of Securities:

Underwriting discounts and commissions                    $760,438
Expenses paid to underwriters                             $228,131
Other expenses (estimated)                                $730,880

                (All expenses were direct or indirect to others)

         6. Net offering proceeds after the total expenses above were $5,885,000.

         7. Amount of net offering proceeds used for each of the purposes listed below:


Amounts paid to affiliates of the Company:

      Repayment of Indebtedness;
        preferred stock dividends                         $  619,016
Amounts paid to others:
      Temporary investments:
           US Government Obligations                      $1,620,399
           Commercial paper                               $  510,111
           Bankers acceptance                             $1,467,606
           Cash Equivalents                               $  342,166
      Purchase of equipment                               $   34,899
      Employee compensation - estimated                   $  370,000
      Other working capital - estimated                   $  920,803



ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company currently provides an on-line electronic directory information service (the "PC411 Service"). The Company licenses a database with over 110 million U.S. and Canadian residence and business telephone numbers, addresses and ZIP codes. A customer can access the PC411 Service using a computer by either dialing directly into the Company's server in which the database is housed or indirectly via the Internet. Either method requires the use of the Company's copyrighted, Windows-based software program, PC411 FOR WINDOWS 3.0. To date, substantially all of the Company's capital has been invested in software and systems development to provide the PC411 Service on a commercial basis. The Company's expenditures for marketing have been insignificant and the Company has not developed any significant customer base or revenue. In addition, a limited version of the PC411 Service is available for free over the Internet at the address HTTP://WWW.PC411.COM. In November 1997 the Company released the current version of its software product, PC411 FOR WINDOWS
3.0 in CD-ROM format. Designed to operate in a Windows 95 environment, PC411 FOR WINDOWS 3.0 is Internet compatible and has been enhanced to provide a quicker, easier to use search tool.

         To date, the Company has limited revenue and significant operating losses. The Company will continue to seek to expand its core business and develop new products. However, in view of the Company's operating results to date, the Company is reevaluating its commitment to the PC411 Service business. In connection with such reevaluation and based, in part, on the Company's performance during the first half of 1998 and the Company's assessment of the future prospects for the PC411 Service business, the Company may decide to sell all or a portion of, or terminate, the PC411 Service business. In addition, the Company will also seek to acquire other businesses and/or properties, which may or may not be related to its core business. Acquisitions involve numerous risks, including difficulties in the assimilation of the operations and products or services of the acquired companies, the expenses incurred in connection with the acquisition and subsequent assimilation of operations and products or services, the diversion of management's attention from other business concerns and the potential loss of key employees of the acquired company. The Company may also face increased competition for acquisition opportunities which may inhibit its ability to consummate suitable acquisitions on terms favorable to the Company. There can be no assurance that the Company will successfully identify, complete or integrate any future acquisitions, or that acquisitions, if completed, will contribute favorably to the Company's operations and future financial condition.

         The Company has entered into negotiations to acquire a small development stage company with rights to an inventory control system for tobacco products which is remotely controlled. The consideration for this proposed acquisition would be shares of the Company's Common Stock. The issuance of a substantial number of such shares would be dependent upon the satisfaction of certain business conditions over a multi-year period. This proposed acquisition is dependent upon the execution of a definitive purchase agreement as well as the satisfaction of certain closing conditions. There is no assurance that the Company will enter into a definitive agreement or that the acquisition thereunder will be consummated.

         Given its limited operating history, the Company and its prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the new and rapidly evolving markets for on-line and Internet services. To address these risks, the Company must, among other things, continue to respond to competitive developments, attract, retain and motivate qualified personnel, implement and successfully execute its sales and marketing strategy, create and distribute a version of PC411 FOR WINDOWS 3.0 for other operating systems, develop relationships with third parties for purposes of general distribution and specific industry penetration and upgrade its technologies and services. There can be no assurance that the Company will be successful in addressing such risks.

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

         In addition, the Company does not have historical financial data for any significant period of time on which to base planned operating expenses. The Company's expense levels are based in part on its expectations concerning future revenue and to a large extent are fixed. Quarterly revenue and operating results depend substantially upon signing up new customers and retaining such customers which are difficult to forecast accurately. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall, and any significant shortfall in revenue in relation to the Company's expectations would have an immediate adverse effect on the Company's business, results of operations and financial condition. In addition, the Company currently expects to increase significantly its operating expenses as it builds its sales and marketing staff, increases product development spending and invests in infrastructure. To the extent that such expenses precede or are not subsequently followed by increased revenue, the Company's business, results of operations and financial condition will be materially and adversely affected.

         In September 1997 the Company entered into a license agreement with Acxiom, Inc. ("Acxiom") pursuant to which it licenses the database consisting of the residential and business listings which are part of the PC411 Service. This license agreement supersedes a previous license agreement between the Company and Pro CD, Inc. ("Pro CD") which was acquired by Acxiom. Under the license agreement, Acxiom is entitled to a royalty payment equal to 12% of the Company's revenue generated from the PC411 Service. The minimum royalty payments for the first, second and third years under this agreement are $75,000, $125,000 and $175,000, respectively, and is payable upon the commencement of each such year. In addition, the Company agreed to pay Acxiom $15,000 no later than March 15, 1998 as a final payment due under the prior license agreement with Pro CD. Further, the parties agreed that the minimum royalty payments and terms of payment for the second and third years of the agreement will be reviewed during the ninth month of the initial year of the agreement.

         The Company generates revenue by charging its customers an annual subscription fee. To become a subscriber, a user must install PC411 FOR WINDOWS
3.0 on his computer's hard drive. PC411 FOR WINDOWS 3.0 can either be downloaded from the Company's Web site or can be obtained by purchasing equipment or software from one of the Company's bundling partners. The Company has entered into distribution agreements with IBM (Aptiva), Multimedia Labs (representing
3Com), The Media Farm (representing Hayes modems), 3Com/US Robotics and Silicom Multimedia (representing AST). Pursuant to these distribution agreements, PC411 FOR WINDOWS 3.0 is preinstalled on a computer's hard drive or copy of PC411 FOR WINDOWS 3.0 is included with the purchase of a modem. The Company pays distribution fees to these equipment manufacturers for the distribution of PC411 FOR WINDOWS 3.0 either based upon the number of new customers that subscribe to the PC411 Service or the revenue that such new customers generate. Although the Company has experienced revenue growth in recent months due to these distribution agreements, there can be no assurance that the Company's revenue will continue to increase, that revenue will continue at its current level, that the Company will be able to maintain these arrangements, or that the Company will enter into additional bundling agreements with other third parties. The agreement with IBM will expire on June 1, 1998. To date, there have been no discussions between the Company and IBM concerning renewing or extending that agreement and there can be no assurance that such agreement will be renewed or extended.

         RECENT ACCOUNTING DEVELOPMENTS. In October 1997, the AICPA issued SOP 97-2, "Software Revenue Recognition". SOP 97-2 provides guidance in recognizing revenue on software transactions when persuasive evidence of an arrangement exists, delivery has occurred, the vendor's fee is fixed or determinable and collectibility is probably. SOP 97-2 is effective for transactions entered into in fiscal years beginning after December 15, 1997. The Company believes that adoption of SOP 97-2 will not have a material impact on the Company's financial statements.

         YEAR 2000 COSTS. The Company has evaluated the costs to implement century date change compliant systems conversions and is in the process of executing a planned conversion of its systems prior to the year 2000. Although such costs may be a factor in describing changes in operating profit for any given reporting period, the Company currently does not believe that the anticipated costs of year 2000 systems conversions will have a material impact on its future consolidated results of operations. However, due to the interdependent nature of computer systems, the Company may be adversely impacted in the year 2000 depending on whether it or entities not affiliated with the Company have addressed this issue successfully.

RESULTS OF OPERATIONS

         REVENUE. The Company's revenue is derived from annual subscription fees and, in some cases, usage charges for the modem dial-up PC411 Service. Usage charges are based on old pricing models which are no longer available. Beginning with the 1996 fiscal year, revenue has been recognized over the period in which the related services are to be provided. Deferred revenue consists of non-refundable registration fees and annual subscription fees billed in advance. Had such policy been in effect prior to fiscal year 1996, the effect on the Company's financial statements would have been immaterial. Revenue for the years ended December 31, 1997 and 1996 was $143,132 and $55,915, respectively. The increase resulted from the Release of PC411 FOR WINDOWS VERSION 2 in the first quarter of 1997. The Company's revenues in the second half of 1997 were only 55% of the Company's revenues for the first half of 1997. This decline was attributable to the cancellation of a bundling agreement with an OEM partner, the seasonality of personal computer sales and the delayed release of PC411 FOR WINDOWS - VERSION 3.

         COST OF REVENUE. Cost of revenue consists primarily of the cost of data and the distribution fees paid pursuant to the distribution agreements. The Company's contract with Pro CD, which was in effect through the end of August 1997, provided for payments to Pro CD equal to a specified percentage of revenue that the Company generated from distributing the data, with minimum quarterly payments. The Company's revenue through such date was not greater than the minimum quarterly payments and, as such, the cost of revenue exceeded revenue. Cost of revenue for the years ended December 31, 1997 and 1996 was $119,759 and $94,773, respectively. This increase was due primarily to the increase in revenue which increases the distribution fees related to the distribution arrangements and an increase in the cost of licensing the database of residential and business listings.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consist primarily of employee compensation and consulting fees associated with the design, programming, and testing of the PC411 Service and its software upgrade. To date, all research and development costs have been expensed as incurred. Research and development expenses for the years ended December 31, 1997 and 1996 were $168,959 and $248,736, respectively. This decrease was primarily attributable to the development of the new version of PC411 FOR WINDOWS in 1996. Research and development expenses are expected to increase as the Company continues to upgrade its products and services and expands its products line.

         SALES AND MARKETING EXPENSES. Sales and marketing expenses consist primarily of expenses incurred in connection with public relations, print advertising, and trade shows. Sales and marketing expenses for the years ended December 31, 1997 and 1996 were $192,313 and $37,772, respectively. The increase in sales and marketing expenses is due to the Company's effort in obtaining additional bundling arrangements. The Company intends to pursue an aggressive branding strategy and as a result expects an increase in the absolute dollar level of sales and marketing expenses in future periods.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of expenses for administration, office operations, and general management activities, including legal, accounting, and other professional fees. Such costs relate to management personnel, consulting fees, professional fees, rent expense and insurance costs. General and administrative expenses have increased significantly since the Company's inception. This trend reflects the costs associated with increased efforts to commercialize the Company's products and services. General and administrative expenses for the years ended December 31, 1997 and 1996 were $943,883 and $387,571, respectively. This increase was due to an increase in payroll and other costs as a result of the IPO and attempts to expand the Company's business. The Company anticipates that general and administrative expenses will continue to increase as the Company attempts to expand its business.

         OTHER INCOME (EXPENSE). Other income (expense) consists primarily of net interest income (expense). Net interest income for the year ended December 31, 1997 was $75,426 consisting of interest income of $169,428 and interest expense of $94,002. The interest income was attributable to the net proceeds of the IPO and the interest expense was attributable entirely to a loan from NVC. Included in interest expense was $70,000 in imputed interest attributable to stock options granted to Direct Assist Holding Inc. ("DAH"), the majority stockholder of the Company and a wholly-owned subsidiary of

NVC, on January 29, 1997. Net interest expense for the year ended December 31, 1996 was $170,445, consisting of interest expense of $174,859 and interest income of $4,414. The interest expense in 1996 was attributable entirely to the NVC loan. Of this amount of interest expense, $160,940 represents the imputed discount on such loan as a result of the change in the conversion ratio with respect to the Preferred Stock held by DAH, all of which was amortized by December 31, 1996.

         INCOME TAXES; NET OPERATING LOSS. During the years ended December 31, 1996 and 1997, the Company had no income and therefore made no provision for Federal and state income taxes other than the required annual California state minimum tax of $800.

         At December 31, 1997, the Company had approximately $2,500,000 of net operating loss carryforwards for federal and state tax reporting purposes available to offset future taxable income, if any, such carryforwards expire in 2010 (federal) and 2002 (state), respectively. Deferred tax assets and liabilities principally relate to net operating loss carryforwards and aggregate approximately $1,000,000 before valuation allowance. In assessing the realizability of the net deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. As of December 31, 1997, the Company has provided a full valuation allowance against net deferred tax assets due to the Company's uncertainty of future taxable income against which the deferred tax asset may be utilized. Accordingly, no deferred tax asset has been recorded on the accompanying balance sheet.

         During May 1997, the Company consummated an initial public offering. The Tax Reform Act of 1986 restricts the amount of future income that may be offset by losses and credits incurred prior to an ownership change. The Company's annual limitation on the use of its net operating losses is approximately $500,000, computed by multiplying the "long-term tax exempt rate" at time of change of ownership by the fair market value of the Company's outstanding stock immediately before the ownership change. The limitation is cumulative; any unused limitation from one year may be added to the limitation of a following year. Operating losses incurred subsequent to an ownership change are generally not subject to such restrictions. At December 31, 1997, the Company's portion of net operating losses subject to this limitation was approximately $1,200,000.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has not been able to generate sufficient cash from operations and, as a consequence, financing has been required to fund ongoing operations. The Company has financed its operations primarily through the sale of its Preferred Stock to DAH, secured short-term borrowings from NVC and the proceeds of an initial public offering completed in 1997 (the "IPO"). Two of the Company's directors and its Chief Financial Officer are or have been executive officers of NVC.

         On May 21, 1997, the Company sold 1,322,500 units (including 172,500 units from the exercise of the underwriter's over-allotment option) in the IPO, each unit consisting of one share of Common Stock and one Redeemable Class A Common Stock Purchase Warrant to purchase one share of Common Stock. The units were sold for $5.75 each and the Company received, after expenses of the IPO, approximately $5,885,000 in net proceeds. After the repayment of the indebtedness to NVC, cumulative Preferred Stock dividends in the amount of $172,000 and an $80,000 consulting fee to the underwriter of the IPO, approximately $5.4 million remained for the completion of the introduction of the PC411 Service over the Internet, to expand marketing, sales and advertising, to develop or acquire new services or databases, and for general corporate purposes. Cash used in operations for the years ended December 31, 1997 and 1996 was $1,061,009 and $670,881, respectively. This increase in cash used in operations was due primarily to the increase in the net operating loss for the 1997 year compared to the 1996 year.

         Financing for the cash used in operations for the year ended December 31, 1996 was provided through the sale of 1,820 shares of Preferred Stock to DAH for $1,001,000 on May 28, 1995 and through the loans made by NVC. On January 29, 1997, the Company converted the 1,820 shares of Preferred Stock into 8,626 shares of Common Stock (1,490,000 shares after a stock split).

         Cash provided by financing activities for the years ended December 31, 1997 and 1996 was $5,635,982 and $327,065, respectively. Included in the 1997 amount is $5,885,000 of proceeds from the IPO. In addition, on May 22, 1997, the Company issued warrants to NVC in satisfaction of $250,000 of indebtedness owed to NVC. The balance of the indebtedness to NVC, $447,064 including accrued interest, was paid from the net proceeds of the IPO. The Company also paid preferred stock dividends in arrears of $171,9583 to New Valley in 1997.

         Cash used in investing activities for the years ended December 31, 1997 and 1996 was $3,634,421 and $18,406, respectively. Included in the 1997 amount is $3,598,116 from the net purchases of investments. Capital expenditures for the years ended December 31, 1997 and 1996 were $36,305 and $18,406, respectively. These expenditures were primarily for computer equipment.

         The Company expects that its cash used in operating activities will increase in the future. The timing of the Company's future capital requirements, however, cannot be accurately predicted. The Company's capital requirements depend upon numerous factors, principally the acceptance and use of the PC411 Service and the Company's ability to generate revenue. If capital requirements vary materially from those currently planned, the Company may require additional financing, including, but not limited to the sale of equity or debt securities. The Company has no commitments for any additional financing, and there can be no assurance that any such commitments can be obtained. Any additional equity financing may be dilutive to the Company's existing stockholders, and debt financing, if available, may involve pledging some or all of the Company's assets and may contain restrictive covenants with respect to raising future capital and other financial and operational matters.

         The Company believes that the net proceeds from the IPO will be sufficient to meet the Company's operations and capital requirements for the next 12 months, although there can be no assurance in this regard. Although there can be no assurance, management believes that the Company will be able to continue as a going concern for the next 12 months.

ITEM 7.  FINANCIAL STATEMENTS

         Reference is made to the Financial Statements, the report thereon and notes thereto, commencing on page F-1 to this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         (a) On March 11, 1998, the Audit Committee of the Company's Board of Directors voted to: (i) dismiss the firm of KPMG Peat Marwick LLP ("KPMG"); and
(ii) approve the engagement of the firm of Coopers & Lybrand LLP, as auditors for fiscal year 1997.

         (b) During the two most recent fiscal years and through March 11, 1998, there were no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of KPMG, would have caused KPMG to make reference to the subject matter of the disagreements in connection with its report.

         (c) The audit report of KPMG on the financial statements of the Company as of and for the two fiscal years ended December 31, 1996 did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified as to audit scope or accounting principles; however, such report did contain an explanatory paragraph stating that "the Company's losses from operations and deficit accumulated during the development stage raise substantial doubt about the entity's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty".

         (d) The Company engaged Coopers & Lybrand LLP as its new independent accountants as of March 11, 1998. During the two most recent fiscal years and through March 11, 1998, the Company has not consulted with Coopers & Lybrand LLP on items which (1) were or should have been subject to SAS 50 or (2) concerned the subject matter of a disagreement or reportable event with the former auditor (as described in Regulation S-K Item 304(a)(2)).

                                    PART III

         Items 9 through 12 inclusive are omitted per General Instruction E. The information required by Part III shall be incorporated by reference from the Registrant's definitive proxy statement pursuant to Regulation 14A for the fiscal year ended December 31, 1997.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         Unless otherwise indicated, the following exhibits are incorporated by reference from the Company's Registration Statement on Form SB-2 (SEC File Number 333-21545 referencing the exhibit number used in such Registration Statement).

         EXHIBITS

         The Exhibits listed below are filed as part of this Report.

3.1      Form of Restated Certificate of Incorporation of the Company (1)
3.2      Form of By-Laws of the Company (1)
4.1      Specimen Stock Certificate (1)
4.2      Specimen Class A Redeemable Warrant (1)
4.3      Form of Underwriter's Option (1)
4.4      Form of Warrant Agreement (1)
10.1     Form of 1997 Stock Option Plan (1)
10.2     Form of Employment Agreement between the Company and Dean R. Eaker (1)
10.3     Form of Employment Agreement between the Company and Edward A. Fleiss
         (1)
10.4     Agreement of Lease between Trizec Properties, Inc. and the Company (1)
10.5     Form of Agreement with DeltaNet (1)
10.6     PC411 Distribution Agreement between the Company and Hewlett-Packard
         (1)
10.7     Distribution Agreement between the Company and U.S. Robotics (1)
10.8 License Agreement between the Company and International Business Machines Corporation (1)
10.9 Aftermarket and Direct Distribution Agreement between the Company and The Media Farm, Inc.(2)
10.10    License Agreement with Acxiom, Inc. (2)
10.11 Form of PC411, Inc. New Valley Corporation Stock Option Plan and Agreement (1)
10.12 Distribution Agreement between the Company and Silicom Multimedia Systems, Inc. (2)
21       Subsidiaries of the Company*
27       Financial Data Schedule*

----------------------------
*    Filed herewith.

(1) Previously filed as an Exhibit to the Company's Registration Statement on Form S-1 (File #333-21545). This Exhibit is incorporated herein by reference.

(2) Previously filed as an Exhibit to the Company's Form 10-QSB filed for the quarter ended September 30, 1997. This Exhibit is incorporated herein by reference.

     REPORTS ON FORM 8-K

     None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d), the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on March 31, 1998, on its behalf by the undersigned, thereunto duly authorized.

         PC411, INC.



         By: /s/ Dean R. Eaker
             ------------------------------
             Dean R. Eaker, President

         Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities indicated.

           SIGNATURE                                       TITLE                                     DATE
 ----------------------------------       --------------------------------------          ----------------------------



 /s/ Dean R. Eaker                        Director, President and                              March 31, 1998
 ----------------------------------
 Dean R. Eaker                            Chief Executive Officer



 /s/ J. Bryant Kirkland III               Chief Financial Officer                              March 31, 1998
 ----------------------------------       (principal accounting and financial officer)
 J. Bryant Kirkland III



 /s/ Richard J. Lampen                    Director                                             March 31, 1998
 ----------------------------------
 Richard J. Lampen



 /s/ Henry Morris                         Director                                             March 31, 1998
 ----------------------------------
 Henry Morris



 /s/ Robert Lundgren                      Director                                             March 31, 1998
 ----------------------------------
 Robert Lundgren



                                   PC411, INC.

                          (A Development Stage Company)
                              Financial Statements
                           December 31, 1996 and 1997
                   (With Independent Auditors' Report Thereon)

                                   PC411, INC.
                          (A Development Stage Company)


                          INDEX TO FINANCIAL STATEMENTS

                                                                  PAGE

Independent Auditors' Report                                       F-2

Audited Financial Statements:

     Balance Sheet                                                 F-4

     Statements of Operations                                      F-5

     Statements of Stockholders' Equity (Deficiency)               F-6

     Statements of Cash Flow                                       F-7

Notes to Financial Statements                                      F-9

                        REPORT OF INDEPENDENT ACCOUNTANTS

The Stockholders and Board of Directors of
PC411, Inc.:

We have audited the accompanying balance sheet of PC411, Inc. (a development stage company) as of December 31, 1997 and the related statements of operations, stockholders' equity (deficiency) and cash flows for the year then ended and for the period from December 29, 1993 (date of inception) to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of PC411, Inc. for the period from December 29,1993 (date of inception) to December 31, 1996. Such statements are included in the cumulative inception to December 31, 1997, totals of the statements of operations and cash flows and reflect total revenues and net loss of 26 percent and 31 percent, respectively, of the related cumulative totals. Those statements were audited by other auditors whose reports have been furnished to us and our opinion, insofar as it relates to amounts for the period from December 29,1993 (date of inception) to December 31, 1996, included in the cumulative totals, is based solely upon the reports of the other auditors.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and on the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of PC411, Inc. (a development stage company) as of December 31, 1997 and the results of its operations and its cash flows for the year then ended and for the period from December 29, 1993 (date of inception) to December 31, 1997 in conformity with generally accepted accounting principles.

/s/ Coopers & Lybrand L.L.P.
Coopers & Lybrand L.L.P.

Miami, Florida
March 24, 1998

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
PC411, Inc.

We have audited the statements of operations, stockholders' equity (deficiency) and cash flows of PC411, Inc. (a development stage company) for the year ended December 31, 1996 and for the period from December 29, 1993 (date of inception) to December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

Our report dated March 26, 1997 contained an explanatory paragraph describing material uncertainties relating to the Company's ability to continue as a going concern. As disclosed in the second paragraph of note 1, the Company completed an initial public offering on May 21, 1997 resulting in the Company receiving net proceeds of $5,885,000. Accordingly, our present opinion on the 1996 financial statements, as presented herein, is different from our previous report.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of PC411, Inc. (a development stage company) for the year ended December 31, 1996 and for the period from December 29, 1993 (date of inception) to December 31, 1996, in conformity with generally accepted accounting principles.

KPMG PEAT MARWICK LLP

Long Beach, California
March 26, 1997, except for
the second paragraph of note 1,
which is as of May 21, 1997

                                   PC411, INC.
                          (A Development Stage Company)

                                  Balance Sheet

                                                                            DECEMBER 31
                                                                               1997
                                                                            -----------

                               ASSETS
Current assets:
    Cash and cash equivalents                                               $   949,157
    Investments                                                               3,598,116
    Accounts receivable                                                           8,963
    Accrued interest receivable                                                  70,233
    Prepaid expenses and other current assets                                   103,232
                                                                            -----------

           Total current assets                                               4,729,701

Property and equipment, net                                                     128,959

                                                                            -----------

           Total assets                                                     $ 4,858,660
                                                                            ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:

    Accounts payable and accrued expenses                                   $   178,789
    Deferred revenue                                                             54,035
                                                                            -----------
           Total current liabilities                                            232,824
                                                                            -----------


Commitments and contingencies

Stockholders' equity:

    Preferred stock, $.01 par value.  Authorized 5,000,000 shares;                   --
      no shares issued and outstanding

    Common stock, $.01 par value.  Authorized 25,000,000 shares;
      2,972,500 shares issued and outstanding                                    29,725
    Additional paid-in capital                                                7,409,809
    Deficit accumulated during the development stage                         (2,813,698)
                                                                            -----------

           Total stockholders' equity                                         4,625,836
                                                                            -----------
           Total liabilities and stockholders' equity                       $ 4,858,660
                                                                            ===========





                 See accompanying notes to financial statements.

                                   PC411, INC.
                          (A Development Stage Company)

                            Statements of Operations

                                                                                   PERIOD FROM
                                                                                 DECEMBER 29, 1993
                                                   YEAR ENDED DECEMBER 31     (DATE OF INCEPTION) TO
                                                   -----------------------       DECEMBER 31, 1997
                                                    1996             1997
                                                -----------       -----------  ---------------------
Revenues                                        $    55,915       $   143,132       $   211,543
                                                -----------       -----------       -----------
Cost and expenses:
    Cost of revenues                                 94,773           119,759           317,299
    Research and development                        248,736           168,959           715,092
    Sales and marketing                              37,772           192,313           335,655
    General and administrative                      387,511           943,883         1,606,180
                                                -----------       -----------       -----------
                                                    768,972         1,424,914         2,974,226
                                                -----------       -----------       -----------

         Operating loss                            (712,877)       (1,281,782)       (2,762,683)
                                                -----------       -----------       -----------

Other income (expense):
    Interest income                                   4,414           169,428           197,384
    Interest expense                               (174,859)          (94,002)         (268,861)
    Other income                                          0                 0            22,862
                                                -----------       -----------       -----------
                                                   (170,445)           75,426           (48,615)
                                                -----------       -----------       -----------

         Loss before income taxes                  (883,322)       (1,206,356)       (2,811,298)

Income taxes                                            800               800             2,400
                                                -----------       -----------       -----------

         Net Loss                                  (884,122)       (1,207,156)      $(2,813,698)

Dividends on preferred shares                      (100,100)         (132,679)
                                                -----------       -----------

Net loss applicable to common stock             $  (984,222)      $(1,339,835)
                                                ===========       ===========


Net loss per share (basic and diluted)          $     (0.62)      $     (0.53)
                                                ===========       ===========

Shares used in computing net loss
    per share                                     1,590,000         2,542,524
                                                ===========       ===========




                 See accompanying notes to financial statements.

                                   PC411, INC.
                         (A Development Stage Company)

                 Statement of Stockholders' Equity (Deficiency)



                                          PREFERRED STOCK                     COMMON STOCK
                                    -----------------------------       -----------------------------
                                       SHARES            AMOUNT             SHARES           AMOUNT
                                    -----------       -----------       -----------       -----------
Issuance of common stock
   for cash                                  --       $        --             4,240       $        42
Stockholder cash contribution                --                --                --                --
Net loss                                     --                --                --                --
                                    -----------       -----------       -----------       -----------

Balance at December 31, 1994                 --                --             4,240                42
Issuance of preferred stock
   for cash                               1,820                18                --                --
Net loss                                     --                --                --                --
                                    -----------       -----------       -----------       -----------

Balance, December 31, 1995                1,820                18             4,240                42
Discount on indebtedness
   associated with preferred
   stock conversion                          --                --                --                --
Net loss                                     --                --                --                --
                                    -----------       -----------       -----------       -----------
Balance at December 31, 1996              1,820                18             4,240                42
Net loss                                     --                --                --                --
Conversion of preferred stock
   to common stock                       (1,820)              (18)            8,626                86
Stock split                                  --                --         2,209,524            22,096
Contribution of common stock
   to company                                --                --          (632,390)           (6,324)
Issuance of stock to legal
   counsel                                   --                --            60,000               600
Sale of common stock in
   initial public offering                   --                --         1,322,500            13,255
Payment of preferred dividends
   (at $55 per share)                        --                --                --                --
Sale of warrants to related
   party                                     --                --                --                --
Interest component of stock
   option granted                            --                --                --                --
                                    -----------       -----------       -----------       -----------

Balance at December 31, 1997                 --       $        --         2,972,500            29,725
                                    ===========       ===========       ===========       ===========


                                                         DEFICIT
                                                       ACCUMULATED         TOTAL
                                     ADDITIONAL         DURING THE      STOCKHOLDERS'
                                      PAID-IN         DEVELOPMENT         EQUITY
                                      CAPITAL            STAGE         (DEFICIENCY)
                                    ------------       -----------      -------------
Issuance of common stock
   for cash                          $   152,458       $        --       $   152,500
Stockholder cash contribution             92,407                --            92,047
Net loss                                      --          (172,682)         (172,682)
                                    ------------       -----------       -----------

Balance at December 31, 1994             244,505          (172,682)           71,865
Issuance of preferred stock
   for cash                            1,000,982                --         1,001,000
Net loss                                      --          (549,738)         (549,738)
                                    ------------       -----------       -----------

Balance, December 31, 1995             1,245,487          (722,420)          523,127
Discount on indebtedness
   associated with preferred
   stock conversion                      160,940                --           160,940
Net loss                                      --          (884,122)         (884,122)
                                    ------------       -----------       -----------
Balance at December 31, 1996           1,406,427        (1,606,542)         (200,055)
Net loss                                      --        (1,207,156)       (1,207,156)
Conversion of preferred stock
   to common stock                           (68)               --                --
Stock split                              (22,096)               --                --
Contribution of common stock
   to company                              6,324                --                --
Issuance of stock to legal
   counsel                                  (600)               --                --
Sale of common stock in
initial public offering                5,871,775                --         5,885,000
Payment of preferred dividends
   (at $55 per share)                   (171,953)               --          (171,953)
Sale of warrants to related
   Party                                 250,000                --           250,000
Interest component of stock
   option granted                         70,000                --            70,000
                                    ------------       -----------       -----------

Balance at December 31, 1997         $ 7,409,809       $(2,813,698)      $ 4,625,836
                                    ============       ===========       ===========




                 See accompanying notes to financial statements.

                                   PC411, INC.
                          (A Development Stage Company)

                             Statements of Cash Flow


                                                                                         PERIOD FROM
                                                       YEAR ENDED DECEMBER 31          DECEMBER 21, 1993
                                                     --------------------------     (DATE OF INCEPTION) TO
                                                        1996               1997       DECEMBER 31, 1997
                                                     -----------       -----------    ------------------
Cash flows from operating activities:
    Net loss                                         $  (884,122)      $(1,207,156)      $(2,813,698)
    Adjustments to reconcile net loss to
      net cash used in operating activities:
         Depreciation                                     37,734            40,318           106,791
         Amortization of discount on
             loan payable                                160,940                --           160,940
         Interest component of stock
             options granted                                  --            70,000            70,000
         Changes in assets and liabilities:
             Accounts receivable                         (10,947)            1,984            (8,963)
             Prepaid expenses and other current
              assets                                    (192,865)           89,633          (103,232)
             Accrued interest receivable                      --           (70,233)          (70,233)
             Accounts payable and
                accrued expenses                         192,992           (14,203)          178,789
             Deferred revenue                             25,387            28,648            54,035
                                                     -----------       -----------       -----------
                Net cash used in operating
                   activities                           (670,881)       (1,061,009)       (2,425,571)
                                                     -----------       -----------       -----------
Cash flows from investing activities:
    Acquisition of property and equipment                (18,406)          (36,305)         (235,750)
    Sale and maturity of investments                          --         2,618,468         2,618,468
    Purchase of investments                                   --        (6,216,584)       (6,216,584)
                                                     -----------       -----------       -----------
                Net cash used in investing
                   activities                            (18,406)       (3,634,421)       (3,833,866)

                                                     -----------       -----------       -----------
Cash flows from financing activities:
    Proceeds from loan payable                           327,065           369,998           697,063
    Issuance of preferred stock                               --                --         1,001,000
    Stockholder cash contribution                             --                --            92,047
    Repayment of loan to related party, net                   --          (619,016)         (619,016)
    Issuance of common stock                                  --         5,885,000         6,037,500
                                                     -----------       -----------       -----------
                Net cash provided by
                   financing activities                  327,065         5,635,982         7,208,594
                Net (decrease) increase
                   in cash                              (362,222)          940,552           949,157
Cash beginning of period                                 370,827             8,605                --
                                                     -----------        ----------       -----------
Cash at end of period                                $     8,605       $   949,157       $   949,157
                                                     ===========       ===========       ===========




                 See accompanying notes to financial statements.

                                   PC411, INC.
                          (A Development Stage Company)

                       Statements of Cash Flow - Continued

                                                                         PERIOD FROM
                                           YEAR ENDED DECEMBER 31      DECEMBER 21, 1993
                                           ----------------------   (DATE OF INCEPTION) TO
                                             1996          1997       DECEMBER 31, 1997
                                           -------      ---------    ----------------------
Supplemental cash flow information:
Cash paid during year for:
      Interest                             $    --          $37,915          $37,915
      Income taxes                             800              800            2,400













                 See accompanying notes to financial statements.

                                   PC411, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements

(1)    BUSINESS AND ORGANIZATION

       PC411, Inc. (the "Company") was incorporated in Delaware on December 29, 1993. The Company provides an on-line service that transmits name, address, telephone number and other related information digitally to users of personal computers. The Company is a majority-owned subsidiary of New Valley Corporation, a publicly held company.

       INITIAL PUBLIC OFFERING; STOCK SPLIT

       On May 21, 1997, the Company completed an initial public offering ("IPO") of 1,322,500 units (including 172,500 units from the exercise of the underwriter's over-allotment option), each unit consisting of one share of Common Stock and one Redeemable Class A Warrant to purchase a share of Common Stock. The units were sold for $5.75 each and the Company received, after expenses of the IPO, approximately $5.9 million in net proceeds. In addition, the Company issued an additional 60,000 shares of Common Stock to its legal counsel in connection for services rendered for the IPO. In connection with the IPO, the Company effected a 172.7336-for-one stock split of the Company's Common Stock. All share and share amounts have been restated to reflect the stock split.

(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       REVENUE RECOGNITION

       Revenue is recognized over the period services are provided. Deferred revenue consists of non-refundable registration fees and annual subscription fees billed in advance. Non-refundable registration fees are recognized as revenue as services are provided and over the length of the contract.

       DISTRIBUTION COSTS

       Fees are paid to manufacturers of computer hardware to distribute the Company's software product which is "bundled" with the hardware products. These contractual stipulated fees are charged based on a percentage of revenues or number of registered customers. Distribution costs are included in cost of revenues on the statement of operations.

       LICENSE COSTS

       The Company incurs license fees for the right to use a database of directory listings. Minimum fees are charged to operations in the related period as incurred or paid whichever is earlier. Variable fees are charged to operations based on a percentage of revenue recognized. License fee expenses are included in cost of revenues on the statement of operations.

       RESEARCH AND DEVELOPMENT

       Research and development costs associated with the design and development of the Company's services have been charged to operations as incurred.

       CASH AND CASH EQUIVALENTS

       Cash and cash equivalents include money market funds with a weighted average maturity of three months or less.

                                   PC411, INC.
                          (A Development Stage Company)

                    Notes to Financial Statements - Continued

       SHORT-TERM INVESTMENTS

       The Company's short-term investments comprise readily marketable debt securities with remaining maturities of more than 90 days at the time of purchase. The Company has classified all of its short-term investments as held to maturity under the provisions of Statement of Financial Accounting Standards ("SFAS") 115, "Accounting for Certain Investments in Debt and Equity Securities". The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income.

       As of December, 1997, the Company had approximately $1.6 million in U.S. Government Obligations and approximately $2.0 million in commercial paper and bonds with various maturity dates through June 1998. The carrying value of these investments approximated their market value at December 31, 1997.

       PROPERTY AND EQUIPMENT

       Property and equipment are stated at cost. Depreciation of equipment is calculated on the straight-line method over the estimated useful lives of the assets, generally five years. Upon sale or retirement, the cost of property and equipment, and related accumulated depreciation, are eliminated from the accounts. Any results or gains and losses are reflected in operations for the period.

       FAIR VALUE OF FINANCIAL INSTRUMENTS

       The fair values of the Company's cash and cash equivalents, accounts receivable and accrued expenses approximate their carrying values due to the relatively short maturities of these instruments.

       INCOME TAXES

       The Company provides for income taxes under SFAS No. 109, "Accounting for Income Taxes," which employs an asset and liability approach in accounting for income taxes payable or refundable at the date of the financial statements as a result of all events that have been recognized in the financial statements and as measured by the provisions of enacted tax laws.

       COMPUTATION OF BASIC AND DILUTED NET LOSS PER SHARE

       Basic net loss per share of Common Stock has been computed by dividing the net loss applicable to common shareholders by the weighted average number of shares of Common Stock outstanding during the year. Diluted loss per share is computed by dividing net loss applicable to common shareholders by the weighted average number of common shares outstanding, increased by assumed conversion of other potentially dilutive securities during the period. Potentially dilutive shares which have not been included in the diluted per share calculation include 2,322,500 warrants and 971,182 options as their effect would be anti-dilutive due to the loss incurred by the Company. Accordingly, diluted net loss per common share is the same as basic net loss per common share.

                                   PC411, INC.
                          (A Development Stage Company)

                    Notes to Financial Statements - Continued

       In February 1998, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 98 which changes the calculation of earnings per share in periods prior to initial public offerings as previously applied under SAB No. 83 upon a registrant's issuance of common stock, warrants, options or other potentially dilutive instruments for consideration or with exercise prices below the initial public offering price within a one year period prior to the initial filing of a registration statement relating to an initial public offering. SAB No. 83 required such equity instruments to be treated as outstanding for all periods presented in the filing using the anticipated initial public offering price and treasury stock method. Under SAB No. 98, when common stock options, warrants or other potentially dilutive instruments have been issued for nominal consideration during the periods covered by income statements in the filing those nominal instruments are to be reflected in earnings per share calculations for all periods presented. Based on the Company's current understanding of the definition of "nominal consideration," the Company has concluded that during all periods prior to the Company's initial public offering, no equity instruments were issued for nominal consideration. Per share results for periods prior to or including the Company's initial public offering have been restated in accordance with SAB No. 98.

       USE OF ESTIMATES

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

       CONCENTRATIONS OF RISKS

       The Company had no major customers whose receivable balances represented a concentration of credit risk at December 31, 1997.

       The Company is dependent upon a licensor for the names, addresses and telephone numbers computerized database. If the licensor was to become unwilling or unable to continue providing the data, the Company would have to identify and qualify an acceptable alternative licensor. The inability to develop alternate sources could result in delays or reductions in services for the Company.

       RECENT ACCOUNTING PRONOUNCEMENTS

       In October 1997, the AICPA issued SOP 97-2, "Software Revenue Recognition". SOP 97-2 provides guidance in recognizing revenue on software transactions when persuasive evidence of an arrangement exists, delivery has occurred, the vendor's fee is fixed or determinable and collectibility is probably. SOP 97-2 is effective for transactions entered into in fiscal years beginning after December 15, 1997. The Company believes that adoption of SOP 97-2 will not have a material impact on the Company's financial statements.

                                   PC411, INC.
                          (A Development Stage Company)

                    Notes to Financial Statements - Continued


(3)    RELATED PARTY TRANSACTIONS

       The Company entered into a Loan and Security Agreement, dated as of June 27, 1996, as amended (the "Loan Agreement"), with New Valley Corporation ("New Valley"), an indirect majority owner of the Company's shares of Common Stock, pursuant to which New Valley agreed to provide the Company, in its sole and absolute discretion, with up to $750,000 in financing. Amounts advanced under the Loan Agreement were due on demand and bore interest at 12% per annum. All advances were collateralized by all of the assets of the Company. In connection with the Loan Agreement, the conversion ratio of the Preferred Stock (Note 7) was increased from one share of Common Stock for each share of Preferred Stock to 4.7395 shares. In May 1997, the Company issued to New Valley 1,000,000 Redeemable Class A Warrants at the IPO price of $.25 per warrant in satisfaction of $250,000 of indebtedness under the Loan Agreement and the remaining balance due under the Loan Agreement, including accrued interest, of $447,064 was satisfied out of the net proceeds of the IPO. The payment to New Valley totaled $619,016, which included accrued dividends on preferred stock of $171,952. The Loan Agreement was subsequently terminated.

       In January 1997, the Company granted to Direct Assist Holding Inc. ("DAH"), a wholly-owned subsidiary of New Valley, options to acquire 500,000 shares of Common Stock at $5.75 per share, which fully vested upon the completion of the IPO. The term of the options expire in January 2007. Such options were issued in connection with services provided on behalf of the Company's IPO, for the 1995 Preferred Stock private placement by New Valley, and for the Loan Agreement provided to the Company by New Valley. For financial reporting purposes, the Company has recorded $125,000 of the value assigned to these options as a dividend on Preferred Stock for the period January 1, 1997 through May 22, 1997. In addition, the Company has recorded imputed interest expense of $70,000 arising from the issuance of such options during the period from January 1, 1997 through May 22, 1997.

       A stockholder and former director received approximately $26,000 in exchange for consulting services during 1996 and was reimbursed $10,000 by the Company during 1997 for expenses in connection with the IPO.

       Certain accounting and related finance functions are performed on behalf of the Company by employees of New Valley, Expenses incurred relating to these functions are allocated to the Company and paid as incurred to New Valley based on management's best estimate of the cost involved. The amounts allocated were immaterial for all periods presented herein.

 (4)   PROPERTY AND EQUIPMENT

       A summary of property and equipment at December 31, 1997 is as follows:

                                                   DECEMBER 31,
                                                      1997
                                                   ---------
          Computer hardware                        $ 188,858
          Computer software                           16,685
          Other                                       30,207
                                                   ---------
                                                     235,750
          Less accumulated depreciation             (106,791)
                                                   ---------
                                                   $ 128,959
                                                   =========

       Depreciation expense was $37,734 and $40,318 during the years ended December 31, 1996 and 1997, respectively.

                                   PC411, INC.
                          (A Development Stage Company)

                    Notes to Financial Statements - Continued

(5)    STOCK OPTIONS

       The Company has a stock option plan, "1997 Stock Option Plan" (the "1997 Plan"). The 1997 Plan provides for the grant of options to purchase the Company's stock to the employees and directors of the Company. The term of the options granted under the 1997 Plan is limited to 10 years. Subject to certain limitations under the 1997 Plan, the number of awards, the terms and conditions of any award granted thereunder (including, but not limited to, the exercise price, grant price or purchase price) are at the discretion of the Board of Directors. The Board of Directors has reserved 750,000 shares of the Company's common stock for issuance under the 1997 Plan. In January 1997, the Company's Board of Directors authorized the grant of 404,000 stock options at an exercise price of $4.40 under the 1997 Plan. One third of such options vested upon the completion of the IPO and one third will vest at the end of each of the first and second years thereafter. When granted, the Company determined the fair market value of each of the Company's shares to be $4.40; accordingly, no compensation expense was recognized for these options. In April and May 1997, an aggregate of 63,727 stock options were granted at an exercise price of $5.50 per share, of which 24,395 became exercisable on the completion of the IPO. All stock options under the 1997 Plan are subject to an eighteen month lock-up agreement with the underwriter of the IPO which expires November 1998.

       Stock options issued in 1995 and 1996 under a 1994 stock option plan which was terminated in 1997, vest over a three-year period and have an exercise price of $11.52 per share. At December 31, 1997, 3,455 of the granted options were outstanding and exercisable.

       The stock option activity for the plans is as follows:

                                                                   WEIGHTED
                                                                   AVERAGE
                                                   NUMBER OF    EXERCISE PRICE
                                                    SHARES        PER SHARE
                                                   --------       ---------
          Balance at December 31, 1995               15,546       $   11.52
          Options granted                            10,364           11.52
          Options terminated                        (20,728)         (11.52)
          Options exercised                              --           --
                                                   --------       ---------
          Balance at December 31, 1996                5,182       $   11.52
          Options granted                           467,727            4.56
          Options terminated                         (1,727)         (11.52)
          Options exercised                              --           --
                                                   --------       ---------
          Balance at December 31, 1997              471,182       $    4.46
                                                   ========       =========



       The following table summarizes information regarding outstanding and exercisable options as of December 31, 1997:

             EXERCISE        NUMBER             WEIGHTED AVERAGE            NUMBER
               PRICE       OUTSTANDING      CONTRACTUAL LIFE (YEARS)     EXERCISABLE
             ---------    ------------      ------------------------     -----------
             $    4.40       404,000                  9.08                  134,667
             $    5.50        63,727                  9.54                   24,395
             $   11.52         3,455                  7.00                    3,445
                          ----------                                     ----------
                             471,182                                        162,507
                          ==========                                     ==========


                                   PC411, INC.
                          (A Development Stage Company)

                    Notes to Financial Statements - Continued

       The Company applies APB Opinion No. 25 and related Interpretations in accounting for its stock options. In 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation", which, if fully adopted, changes the methods of recognition of cost on certain stock options. Had compensation cost for the Company's stock options been determined based on the fair value at the date of grant consistent with SFAS 123, the Company's net loss and basic and diluted net loss per share in 1997 would have been $(2,318,721) and $(0.91), respectively. The amount would have been immaterial in 1996. The weighted average grant date fair value of options granted ($3.89 in 1997) was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                               1997
                                                           -------------
          Risk-Free Interest Rate                              6.70%
          Expected Life                                          10
          Expected Volatility                                 79.92%
          Expected Dividend Yield                              0.00%

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

 (6)   LEASES

       The Company is obligated under noncancelable operating leases, primarily for facilities, that expire at various dates through 2000. The real property lease requires the Company to pay utilities, insurance, capital and operating expenses. Total rental expense for the years ended December 31, 1996 and 1997 was $33,615 and $31,027, respectively.

       Future minimum lease payments under noncancelable operating leases at December 31, 1997 are as follows:

       Year ending December 31:

           1998                                     35,112
           1999                                     35,112
           2000                                     18,363
                                                 ----------
             Total minimum lease payments        $  88,587
                                                 ==========

                                   PC411, INC.
                          (A Development Stage Company)

                    Notes to Financial Statements - Continued

(7)    COMMITMENTS AND CONTINGENCIES

       The Company is not a defendant in any lawsuits; however, it is aware of a potential severance claim which may be asserted by a former employee in the amount of $150,000. The Company believes the claim is without merit and will vigorously contest any such action; however, no assurance can be given that the Company will prevail in such action.

       In September 1997 the Company entered into a license agreement with Acxiom, Inc. ("Acxiom") pursuant to which it licenses the database consisting of the residential and business listings which are part of the PC411 Service. This license agreement supersedes a previous license agreement between the Company and a prior licensor, which was acquired by Acxiom. Under the license agreement, Acxiom is entitled to a royalty payment equal to 12% of the Company's revenue generated from the PC411 Service. The minimum royalty payments for the first, second and third years under this agreement are $75,000, $125,000 and $175,000, respectively, and is payable upon the commencement of each such year. The parties agreed that the minimum royalty payments and terms of payment for the second and third years of the agreement will be reviewed during the ninth month of the initial year of the agreement.

(8)    STOCKHOLDERS' EQUITY (DEFICIENCY)

       PREFERRED STOCK

       The Company has the authority to issue 5,000,000 shares of Preferred Stock, which may be issued from time to time in one or more series. In May 1995, the Company sold to DAH 1,820 shares of Series A Cumulative Convertible Preferred Stock, $.01 par value for $1,001,000. Dividends at an annual rate of $55 per share on the Series A Preferred Stock were cumulative from the date of original issue and were payable annually in arrears, when and as declared by the Company's Board of Directors.

       On January 29, 1997, all 1,820 outstanding shares of Preferred Stock were converted by DAH into 1,490,000 shares of Common Stock, and the cumulative dividends on the Preferred Stock of $171,953 were subsequently declared and paid on May 22, 1997 out of the net proceeds of the IPO.

       REDEEMABLE CLASS A WARRANT

       Each Redeemable Class A Warrant (the "Warrant") entitles the holder to purchase one share of Common Stock at an initial exercise price of $6.10 at any time during the period commencing May 14, 1998 and terminating four years thereafter. The Warrant exercise price is subject to adjustment under certain circumstances. The Warrants are subject to redemption by the Company at $0.01 per Warrant at any time during the Warrant exercise period if the closing bid price of the Common Stock exceeds $9.625 for 20 consecutive trading days.

(9)    INCOME TAXES

       During the years ended December 31, 1996 and 1997, the Company had no income and therefore made no provision for Federal and state income taxes other than the required annual California state minimum tax of $800.

       At December 31, 1997, the Company had approximately $2,500,000 of net operating loss carryforwards for federal and state tax reporting purposes available to offset future taxable income, if any; such carryforwards expire in 2010 (federal) and 2002 (state), respectively. Deferred tax assets and liabilities principally relate to net operating loss carryforwards and aggregate approximately $1,000,000 before valuation allowance. In assessing the realizability of the net deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. As of December 31, 1997, the Company has provided a full valuation allowance against net deferred tax assets due to the Company's uncertainty of future taxable income against which the deferred tax asset may be utilized. Accordingly, no deferred tax asset has been recorded on the accompanying balance sheet.

       During May 1997, the Company consummated an initial public offering. The Tax Reform Act of 1986 restricts the amount of future income that may be offset by losses and credits incurred prior to an ownership change. The Company's annual limitation on the use of its net operating losses is approximately $500,000, computed by multiplying the "long-term tax exempt rate" at time of change of ownership by the fair market value of the Company's outstanding stock immediately before the ownership change. The limitation is cumulative; any unused limitation from one year may be added to the limitation of a following year. Operating losses incurred subsequent to an ownership change are generally not subject to such restrictions. At December 31, 1997, the Company's portion of net operating losses subject to this limitation was approximately $1,200,000.