Form 10KSB/A
period 1997-12-31
PC411 INC
filed 1998-04-30
CIK 1023994

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  FORM 10-KSB/A

Mark One
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year ended December 31, 1997
                   -------------------------------------------

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to __________________

                       Commission file number: 0001-22563

                                   PC411, INC.
                                   -----------

                  (Name of issuer as specified in its charter)

             Delaware                                         95-4463937
------------------------------------                   -------------------------
     (State of jurisdiction of                             (I.R.S. Employer
  incorporation or organization)                          Identification No.)

9800 S. LaCienega Boulevard, Inglewood, California            90301-4440
--------------------------------------------------     -------------------------
                 (Address)                                    (Zip Code)

Issuer's telephone number                                    310-645-1114
                                                       -------------------------

Securities registered under Section 12(b) of the Exchange Act:

      Title of each class              Name of each exchange on which registered
---------------------------------      -----------------------------------------
              None                                       None

Securities registered under Section 12 (g) of the Exchange Act:
                     Common Stock, par value $.01 per share
                                (Title of class)
               Redeemable Class A Common Stock Purchase Warrants
                                (Title of class)

          The Issue hereby amends its Annual Report on Form 10-KSB for the year ended December 31, 1997 to include the information required by Part III.

                                   MANAGEMENT

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS

         Set forth below are the names, ages and positions of the Company's directors and executive officers on April 1, 1998.


                  Name                            Age                                Position
------------------------------------------    -------------    -----------------------------------------------
Dean R. Eaker..........................            40          President, Chief Executive Officer and Director
Edward A. Fleiss.......................            40          Vice President, Chief Technology Officer
J. Bryant Kirkland III.................            32          Vice President, Chief Financial Officer and
                                                                 Treasurer
Richard J. Lampen......................            44          Director
Henry Morris...........................            44          Director
Robert M. Lundgren.....................            39          Director


         DEAN R. EAKER was engaged by the Company to serve as President and Chief Executive Officer and became a director thereof in May 1997. From January 1997 through May 1997 he served as a consultant to the Company. Prior to that time, he was the President of Electronic Pictures Corp. ("EPC"), a company he founded in 1986. EPC specialized in developing markets for media and digital technology firms. After selling its publishing assets in 1989, EPC provided consulting services to publishing and technology companies such as Cowles Business Media and IBM's Media and Entertainment division. From 1991-1994, Mr. Eaker also served as Senior Vice President & Group Publisher of Knowledge Industry Publications, a publishing concern. In 1994, Mr. Eaker helped found Millennium Media Group, an electronic publishing company which published CD-ROM software for the education and consumer entertainment market. Mr. Eaker received a degree in Business Administration in 1979 from the University of Miami.

         EDWARD A. FLEISS was engaged by the Company in May 1997 to serve as Vice President-Chief Technology Officer. From April 1996 until May 1997, he served as the Chief Technology Officer of EPC. From 1993-1996 he served as Technology Sales Manager for Marcus Technology, Inc., New York, NY, a network integration firm specializing in printing and publishing systems, where he was responsible for developing server based solutions for the integration of proprietary and non-proprietary pre-press graphics workstations and researched and evaluated the use of new technology to be included in client solutions. From 1989-1993, Mr. Fleiss was the Technology Manager of Profile PS, Inc., Plainview, NY, where his responsibilities included evaluating the company's capabilities in high-end electronic production, coordinated the company's involvement in the Beta testing of various products, staff training and resolving client desktop publishing related issues. Mr. Fleiss was also one of the original founders of the former Association for Imaging Service Bureaus, one of the predecessors of the International Digital Image Association. Mr. Fleiss received a Bachelor of Arts in Radio, Television and Film Production from the School of Communications and Theatre of Temple University in 1978.

         J. BRYANT KIRKLAND III has served as the Company's Vice President, Chief Financial Officer and Treasurer since January 1998. Mr. Kirkland has served in various financial capacities with New Valley Corporation ("NVC") since November 1994. He is presently Vice President, Treasurer and Chief

Financial Officer of NVC, a publicly held company engaged in the investment banking and brokerage business, in the ownership and management of commercial real estate in the United States and Russia and in the computer software business. From July 1992 to November 1994 Mr. Kirkland served in various financial positions at Liggett Group Inc., a subsidiary of Brooke Group Ltd. ("Brooke"), a New York Stock Exchange listed holding company. Mr. Kirkland received a Bachelor of Science in Business Administration from the University of North Carolina in May 1987.

         RICHARD J. LAMPEN has served as a director of the Company since January 1997. Since October 1995, Mr. Lampen has been the Executive Vice President of NVC and since July 1996, the Executive Vice President of its affiliates, Brooke and BGLS Inc. ("BGLS"), a wholly-owned subsidiary of Brooke. From May 1992 to September 1995, Mr. Lampen was a partner at Steel Hector & Davis, a law firm located in Miami, Florida. From January 1991 to April 1992, Mr. Lampen was a Managing Director at Salomon Brothers Inc, an investment bank, and was an employee at Salomon Brothers Inc from 1986 to April 1992. Mr. Lampen is a director of Spec's Music Inc., NVC and Thinking Machines Corporation, a developer and marketer of data mining and knowledge discovery software and services in which NVC indirectly holds a controlling interest. Mr. Lampen has served as a director of a number of other companies, including U.S. Can Corporation and The International Bank of Miami, N.A., as well as a court-appointed independent director of Trump Plaza Funding, Inc. Mr. Lampen received a Bachelor of Arts degree from The Johns Hopkins University in 1975 and received a Juris Doctorate degree in 1978 from Columbia Law School.

         ROBERT M. LUNDGREN has served as a director of the Company since January 1997. He also served as Vice President, Chief Financial Officer, Secretary and Treasurer of the Company from January 1997 through January 14, 1998. Since January 14, 1998 Mr. Lundgren has been employed by Solar Cosmetic Labs, Inc. as Chief Financial Officer. From November 1994 through January 14, 1998, Mr. Lundgren was employed by NVC where he served as Vice President and Chief Financial Officer since May 1996. From November 1992 through November 1994, Mr. Lundgren worked for Deloitte & Touche as a Senior Manager in the audit practice. Mr. Lundgren has been a certified public accountant since 1981 and holds a Bachelor of Science in Accounting from Wake Forest University.

         HENRY MORRIS became a director of the Company in May 1997. Since 1989, Mr. Morris has been the Chairman and President of Morris & Carrick, Inc., a leading political and media consulting firm. Mr. Morris is also Chairman of the Board and Chief Executive Officer of Curran & Connors, Inc., a leading designer and producer of annual reports and corporate literature. Mr. Morris received a Bachelor of Arts degree in 1974 from Columbia College and a Juris Doctorate degree in 1978 from Columbia Law School.

         Each director of the Company holds office until the next annual meeting of stockholders, or until his successor is elected and qualified. At present, the Company's By-laws provide for not less than two directors or more than nine directors. Currently, there are four directors. Biltmore Securities, Inc., the underwriter in connection with the initial public offering of shares of the Company's Common Stock (the "IPO"), has the right to designate a director to serve on the Company's Board of Directors for the three year period beginning on the date the IPO was effective. The By-laws permit the Board of Directors to fill any vacancy and such director may serve until the next annual meeting of stockholders or until his successor is elected and qualified. Officers serve at the discretion of the Board of Directors.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms which they file. Based solely on review of the copies of such forms furnished to the Company, or written representations that no Forms 5 were required, the Company believes that, during and with respect to the fiscal year ended December 31, 1997, all Section 16(a) filing requirements applicable to its officers and directors were complied with.

ITEM 10. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

         The following table sets forth the combined remuneration paid or accrued by the Company during its last three fiscal years to those persons who were, at December 31, 1997, the Company's Chief Executive Officer or who were executive officers whose cash compensation exceeded $100,000 (the "Named Executive Officers").

                           Summary Compensation Table


                                                                                Long Term
                                                                               Compensation
                                                Annual Compensation            ------------
        Name and                              ----------------------           Common Shares          All Other
   Principal Position           Year          Salary           Bonus         Underlying Options      Compensation
   ------------------           ----          ------           -----         ------------------      ------------
     Dean R. Eaker,             1997         $155,149           ---               364,000                ---
   President and Chief
  Executive Officer(1)

--------------------

(1) The Company's former Chief Executive Officer, Christopher C. Hansen, resigned in January 1997.

STOCK OPTIONS

         In order to attract and retain persons necessary for the business of the Company, the Company adopted the 1997 Stock Option Plan (the "Option Plan") covering up to 750,000 shares, pursuant to which officers, directors and key employees of the Company and consultants to the Company are eligible to receive incentive and/or non-incentive stock options. The Option Plan, which expires ten years from the date of its adoption, is administered by the Board of Directors or the Compensation Committee. The selection of participants, allotment of shares, determination of price and other conditions relating to the grant of options will be determined by the Board of Directors, or the Compensation Committee. Incentive stock options granted under the Option Plan are exercisable for a period of up to 10 years from the date of grant at an exercise price which is not less than the fair market value of the Common Stock on the date of the grant, except that the term of an incentive stock option granted under the Option Plan to a stockholder owning more than 10% of the outstanding Common Stock may not exceed five years and its exercise price may be not less than 110% of the fair market value of the Shares on the date of the grant. The Company has granted options under the Option Plan to Mr. Eaker to acquire 364,000 shares of Common Stock at an exercise price of $4.40 per share. One-third of such options became exercisable upon consummation of the IPO and one-third are exercisable at the end of each of the first and second year following consummation of the IPO.

         Under the Option Plan, each director who is not an executive officer of the Company, immediately upon first taking office, is granted options for 6,000 shares of Common Stock exercisable at the fair market value of such shares on the date of grant. Options for 3,000 shares covered thereby are exercisable immediately and options for 3,000 shares will be exercisable on the first anniversary of the date of grant. Subsequently, annual grants of options to purchase 3,000 shares of Common Stock will be made upon such person's reelection as a director of the Company.

         In January 1997, the Company issued to DAH options to purchase 500,000 shares of Common Stock at an exercise price of $5.75 per share.

         The following tables set forth certain information concerning the incentive stock options granted during the last completed fiscal year to the Named Executive Officers and the fiscal year-end value of unexercised options on an aggregated basis:

                              Option Grants in 1997
-------------------------------------------------------------------------------

                          Individual Grants of Options
-------------------------------------------------------------------------------


                                        Percent Of                                     Potential Realizable Value
                                          Total                                          At Assumed Annual Rates
                      Number of          Options                                       Of Stock Price Appreciation
                      Securities         Granted         Exercise                                For Option
                      Underlying       To Employees       Price        Expiration       --------------------------
      Name             Option #          In 1997          ($/Sh)          Date          5%($)              10%($)
      ----            ----------        ---------      ------------    -----------      -----              -------
  Dean R. Eaker        364,000(2)         79.9%           $4.40         12/31/06       $996,886           $2,521,068

---------------------------

(1) Potential realizable values are net of exercise price but before taxes, and are based on the assumption that the Common Stock of the Company appreciates at the annual rate shown (compounded annually) from the date of grant until the expiration date of the respective options. These numbers are calculated based on Securities and Exchange Commission requirements and do not reflect the Company's projection or estimate of future stock price growth. Actual gains, if any, on stock option exercises are dependent on the future financial performance of the Company, overall market conditions and the option holder's continued employment through the vesting period. This table does not take into account any appreciation or decline in the price of the Common Stock from the date of grant to the date of this form.

(2) One-third on such options vested on May 14, 1997 and one-third will vest on each of May 14, 1998 and 1999.

                     Aggregated 1997 Year End Option Values
-------------------------------------------------------------------------------


                                                    Number of Common Shares              Value of Unexercised
                                             Underlying Unexercised Options             In-The-Money Options at
                                                     At 12/31/97 (#)                         12/31/97 ($)
     Name                                       Exercisable/Unexercisable              Exercisable/Unexercisable
-------------                                   -------------------------              -------------------------
Dean R. Eaker                                        123,333/242,667                             ----

EMPLOYMENT AGREEMENTS

         The Company has entered into an employment agreement (the "Employment Agreement") with Dean R. Eaker, its President and Chief Executive Officer. The Employment Agreement has an initial term which expires on June 30, 1998, with automatic renewals thereafter for additional one-year periods unless notice of non-renewal is given by either party within the ninety-day period prior to the termination date. The Employment Agreement provides for a base salary of $180,000 which may be supplemented by discretionary and performance increases as may be determined by the Board of Directors. The Employment Agreement provides, among other things, for participation in an equitable manner in any profit sharing or retirement, life insurance and disability plans for employees or executives and for participation in other employee benefits applicable to employees and executives of the Company. Pursuant to the Employment Agreement, termination of employment by the Company without "cause", or by the executive following a material adverse change in title, duties or benefits, would subject the Company to liability for liquidated damages in an amount equal to six months' base salary. The Employment Agreement contains a non-competition covenant with the Company for a period of one-year following termination of employment.

COMPENSATION OF DIRECTORS

         The Company pays each director who is not a full-time employee of the Company an annual retainer of $5,000, payable quarterly and reimburses the directors for reasonable travel expenses incurred in connection with their activities on behalf of the Company.

         Under the Company's Option Plan, each director who is not an executive officer of the Company, immediately upon first taking office, is granted options for 6,000 shares of Common Stock exercisable at the fair market value of such shares on the date of grant. Options for 3,000 shares covered thereby are exercisable immediately and options for 3,000 shares will be exercisable on the first anniversary of the date of grant. Subsequently, annual grants of options to purchase 3,000 shares of Common Stock will be made upon such person's reelection as a director of the Company.

INDEMNIFICATION OF DIRECTORS AND RELATED MATTERS

         The Company's Amended and Restated Certificate of Incorporation limits, to the maximum extent permitted by the Delaware General Corporation Law (the "DGCL"), the personal liability of directors and officers for monetary damages for breach of their fiduciary duties as directors and officers (other than liabilities arising from acts or omissions which involve intentional misconduct, fraud or knowing violations of law or the payment of distributions in violation of the DGCL). The Amended and Restated Certificate of Incorporation provides further that the Company shall indemnify to the fullest extent permitted by the DGCL any person made a party to an action or proceeding by reason of the fact that such person was a director, officer, employee or agent of the Company. Subject to the Company's Amended and Restated Certificate of Incorporation, the By-laws provide that the Company shall indemnify directors and officers for all costs reasonably incurred in connection with any action, suit or proceeding in which such director or officer is made a party by virtue of his being an officer or director of the Company, except where such director or officer is finally adjudged to have been derelict in the performance of his duties as such director or officer.

         The Company has entered into indemnification agreements with Messrs. Eaker and Fleiss. The Company may enter into separate indemnification agreements with other officers and directors containing provisions which are in some respects broader than the specific indemnification provisions contained in the Company's Amended and Restated Certificate of Incorporation and By-laws. The indemnification agreements may require the Company, among other things, to indemnify such directors and officers against certain liabilities that may arise by reason of their status as directors and officers (other than liabilities arising from willful misconduct of a culpable nature), to advance their expenses as a result of any proceeding against them as to which they could be indemnified, and to obtain directors' and officers' insurance, if available on reasonable terms. The Company believes these agreements are necessary to attract and retain qualified persons as directors and officers. Insofar as indemnification for liabilities under the Securities Act of 1933, as amended, may be provided to officers, directors or persons controlling the Company, the Company has been informed that in the opinion of the Commission, such indemnification is against public policy and is therefore unenforceable.

         At present, there is no pending litigation or proceeding involving any director, officer, employee or agent of the Company where indemnification will be required or permitted. The Company is not aware of any threatened litigation or proceeding which may result in a claim for such indemnification.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

         The following table sets forth certain information with respect to beneficial ownership of the Company's Common Stock on April 1, 1998 by (i) each person who is known by the Company to own beneficially more than five percent (5%) of the Company's Common Stock; (ii) the Named Executive Officers; (iii) each of the Company's directors; and (iv) all executive officers and directors as a group:


                                                         Number of Shares of
                Name and Address(1)                         Common Stock               Percentage of Ownership
----------------------------------------------------    ----------------------    -----------------------------------
New Valley Corporation(2)(3).....................             2,990,000                          66.85%
      Direct Assist Holding, Inc.
      100 S.E. 2nd Street
      Miami, FL 33131
Dean R. Eaker(4).................................               242,666                           7.52%
      67 Stonehedge Drive South
      Greenwich, CT 06831
Richard J. Lampen(4).............................                 6,000                            *
        100 S.E. 2nd Street
        Miami, FL 33131
Henry Morris(4)..................................                 6,000                            *
        432 Park Avenue So.
        New York, NY 10016
 Robert Lundgren(4)..............................                13,333                            *
       100 S.E. 2nd Street
        Miami, FL 33131
All executive officers and directors                            294,665                           9.02%
      as a group (6 persons)(4)..................
-------------------

*        Less than 1%
(1) Unless otherwise indicated, each named person has sole voting and investment power with respect to the shares set forth opposite such named person's name.
(2) Includes 500,000 shares subject to options and 1,000,000 shares subject to warrants which are currently exercisable or exercisable within 60 days of the date hereof.
(3) Both New Valley Corporation ("NVC") and Direct Assist Holding, Inc. ("DAH"), a wholly-owned subsidiary of NVC, have shared voting and investment power with regard to such shares. J. Bryant Kirkland III, an executive officer of the Company, serves as Vice President, Chief Financial Officer and Treasurer of NVC and DAH and Richard J. Lampen, a director of the Company, serves as Executive Vice President of NVC and DAH and as a director of NVC. Neither Mr. Kirkland nor Mr. Lampen has investment authority or voting control over the Company's securities owned by NVC or DAH. The other executive officers and directors of NVC and DAH are Bennett S. LeBow, Chairman and Chief Executive Officer of NVC; Howard M. Lorber, President of NVC and a director of NVC and Chairman, President and Chief Executive Officer of DAH; Marc N. Bell, Vice President and Associate General Counsel of New Valley; and Henry
         C. Beinstein, Arnold I. Burns, Ronald J. Kramer, and Barry W. Ridings, directors of NVC.
(4) Includes shares subject to options and/or warrants currently exercisable or exercisable within 60 days of the date hereof.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company and DAH, a wholly owned subsidiary of NVC, entered into an agreement dated as of May 10, 1995, as amended, pursuant to which the Company sold and DAH purchased 1,820 shares of the Company's authorized Preferred Stock for an aggregate of $1,001,000 ($550 per share). Initially, the Preferred Stock was convertible into shares of Common Stock on a one for one basis. In connection with the Loan Agreement (defined below), the conversion ratio on the Preferred Stock was increased to 4.7395 shares of Common Stock for each share of Preferred Stock. The holder of the Preferred Stock was entitled to receive an annual cash dividend of $55 for each share of Preferred Stock. The right to receive dividends was cumulative. Approximately $170,000 in accrued and unpaid dividends was paid in May 1997 out of the net proceeds of the IPO.

         The Company entered into a Loan and Security Agreement, dated as June 27, 1996, as amended (the "Loan Agreement"), with NVC pursuant to which NVC agreed, from time to time and in its absolute and sole discretion, to lend the Company up to an aggregate of $750,000. From June 27, 1996 to May 15, 1997 NVC made 23 advances aggregating $659,148. Each advance was evidenced by a demand promissory note issued by the Company and payable to NVC with interest at a rate of 12% per annum the ("NVC Notes"). The NVC Notes were secured by all of the assets of the Company. In May 1997 the Company issued 1,000,000 warrants (the "NVC Warrants") to NVC in satisfaction of $250,000 of the indebtedness owed to NVC. The NVC Warrants are of the same class and have the same terms and conditions as the warrants offered in the IPO. Accordingly, each NVC Warrant entitles the holder thereof to purchase one share of Common Stock at a price equal to $6.10 per share beginning one year from the date of the IPO, May 14, 1998, and ending four years thereafter, May 13, 2002. Upon consummation of the IPO, the remaining amount due to NVC, including accrued interest, $447,064 was repaid out of the proceeds of the IPO and the Loan Agreement was terminated.

         In January 1997, the Company issued to DAH options to purchase 500,000 shares of Common Stock at an exercise price of $5.75 per share. The Company has agreed with DAH that, upon its written request, the Company will file a registration statement with respect to the shares of Common Stock acquired upon the exercise of such options. The Company has agreed, to the extent permitted by law, to indemnify and hold harmless each of DAH and NVC against certain liabilities in connection with the registration and offering of the Company's securities, including liabilities arising under the Securities Act of 1933, the Exchange Act of 1934 or any comparable state securities laws. The Company has further agreed to pay all fees and expenses incident to the registration of such securities, except selling commissions and fees and expenses of counsel and any other professional advisors, if any, to each of DAH and NVC.

         Certain accounting and related financial functions are performed on behalf of the Company by employees of NVC. Expenses incurred relating to these functions are allocated to the Company and paid as incurred to NVC based on management's best estimate of the cost involved. The amounts so allocated for the Company's fiscal years ended December 31, 1997 and 1996 were immaterial.

         In 1996, the Company paid approximately $26,000 to Matthew E. Stasior, a former director of the Company, for consulting services rendered to the Company and Mr. Stasior was reimbursed $10,000 by the Company during 1997 for expenses in connection with the IPO.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d), the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on April 30, 1998, on its behalf by the undersigned, thereunto duly authorized.

                                     PC411, INC.

                                     By: /s/ Dean R. Eaker
                                         --------------------------------
                                         Dean R. Eaker, Director, President and
                                         Chief Executive Officer

         Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities indicated.


 SIGNATURE                                TITLE                                         DATE
 ----------------------------------       ----------------------------------------      ------------------



 /s/ Dean R. Eaker                        Director, President and                       April 30, 1998
 ----------------------------------       Chief Executive Officer
 Dean R. Eaker


 /s/ Bryant Kirkland                      Vice President, Chief Financial Officer       April 30, 1998
 ----------------------------------       and Treasurer (Chief Accounting Officer)
 Bryant Kirkland


 /s/ Richard J. Lampen                    Director                                      April 30, 1998
 ----------------------------------
 Richard J.Lampen


 /s/ Henry Morris                         Director                                      April 30, 1998
 ----------------------------------
 Henry Morris


 /s/ Robert Lundgren                      Director                                      April 30, 1998
 ----------------------------------
 Robert Lundgren
