Form 10QSB
period 1998-03-31
PC411 INC
filed 1998-05-19
CIK 1023994

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                        COMMISSION FILE NUMBER 0001-22563

                                   PC411, INC.
        (Exact name of small business issuer as specified in its charter)


                   DELAWARE                              95-4463937
        (State or other jurisdiction of               (I.R.S. Employer
        incorporation or organization)             Identification Number)


              9800 S. LACIENEGA BLVD.
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
YES   X   NO
    -----    -----

         AS OF MAY 15, 1998, THERE WERE OUTSTANDING 3,120,000 SHARES OF THE ISSUER'S COMMON STOCK, $.01 PAR VALUE.


===============================================================================

                                   PC411, INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998


                                TABLE OF CONTENTS

       PART I. FINANCIAL INFORMATION

                                                                                    Page
Item 1.            Condensed Financial Statements (Unaudited):

                   Condensed Balance Sheets as of March 31, 1998
                       and December 31, 1997....................................    3

                   Condensed Statements of Operations for the
                       three months ended March 31, 1998 and 1997...............    4

                   Condensed Statements of Cash Flows for the
                       three months ended March 31, 1998 and 1997...............    5

                   Condensed Notes to the Quarterly Consolidated
                       Financial Statements.....................................    6

Item 2.            Management's Discussion and Analysis of Financial
                       Condition and Results of Operations......................    8


       PART  II. OTHER INFORMATION

Item 6.            Exhibits and Reports on Form 8-K.............................    14

SIGNATURE.......................................................................    16

                                   PC411, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                                                       ----------------------------------
                                                                          March 31,        December 31,
                                                                       ----------------------------------
                                                                             1998              1997
                                                                       ----------------------------------
ASSETS:
Current assets:
    Cash and cash equivalents.....................................      $    471,513      $    949,157
    Investments...................................................         3,597,970         3,598,116
    Accounts receivable...........................................             1,809             8,963
    Accrued interest receivable...................................           113,711            70,233
    Prepaid expenses and other current assets.....................            62,945           103,232
                                                                        ------------        ----------

         Total current assets.....................................         4,247,948         4,729,701

Property and equipment, net.......................................           122,398           128,959
                                                                         -----------       -----------

         Total assets.............................................       $ 4,370,346       $ 4,858,660
                                                                          ==========        ==========


CURRENT LIABILITIES:
Accounts payable and accrued expenses.............................      $    227,857      $    178,789
Deferred revenue..................................................            23,776            54,035
                                                                        ------------      ------------

         Total current liabilities................................           251,633           232,824
                                                                         -----------       -----------

STOCKHOLDERS' EQUITY:
    Preferred stock, Series A $.01 par value.  Authorized
       5,000,000 shares; no shares issued and outstanding.........                --                --
    Common Stock, $.01 par value.  Authorized 25,000,000
       shares; 2,972,500 shares issued and outstanding............            29,725            29,725
    Additional paid-in capital....................................         7,409,809         7,409,809
    Deficit accumulated during the development stage..............        (3,320,821)       (2,813,698)
                                                                          ----------        ----------

         Total stockholders' equity...............................         4,118,713         4,625,836
                                                                          ----------        ----------

         Total liabilities and stockholders' equity (deficit).....       $ 4,370,346       $ 4,858,660
                                                                          ==========        ==========


            See accompanying Notes to Condensed Financial Statements

                                   PC411, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                  --------------------------------------------------------------

                                                                                                Period from
                                                  Three Months Ended March 31,               December 29, 1993
                                                 -------------------------------           (Date of Inception) to
                                                      1998              1997                   March 31, 1998
                                                 ---------------------------------------------------------------
Revenues ..................................      $    48,469       $    41,550                   $   260,012

Cost and expenses:
     Cost of revenues .....................           93,572            30,659                       410,871
     Research and development .............           69,485             7,843                       784,577
     Sales and marketing ..................          211,543            15,855                       547,198
     General and administrative ...........          239,291           129,858                     1,845,471
                                                 -----------       -----------                   -----------
                                                     613,891           184,215                     3,588,117
                                                 -----------       -----------                   -----------

Operating loss ............................         (565,422)         (142,665)                   (3,328,105)
                                                 -----------       -----------                   -----------

Other income (expense):
     Other income .........................               --                --                        22,862
     Interest income ......................           58,299                --                       255,683
     Interest expense .....................               --           (57,746)                     (268,861)
                                                 -----------       -----------                   -----------
                                                      58,299           (57,746)                        9,684
                                                 -----------       -----------                   -----------

Loss before income taxes ..................         (507,123)         (200,411)                   (3,318,421)

Income taxes ..............................               --               800                         2,400
                                                 -----------       -----------                   -----------

Net loss ..................................         (507,123)         (201,211)                  $(3,320,821)
                                                                                                 ===========

Dividends on preferred shares .............               --          (104,250)
                                                 -----------       -----------

Net loss applicable to common stock .......      $  (507,123)      $  (305,461)
                                                 ===========       ===========

Net loss per share (basic and diluted) ....      $     (0.17)      $     (0.18)
                                                 ===========       ===========

Shares used in computing net loss per share        2,972,500         1,725,724
                                                 ===========       ===========


            See accompanying Notes to Condensed Financial Statements

                                   PC411, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                         ---------------------------------------------------------

                                                                                                 Period from
                                                           Three Months Ended March 31,        December 29, 1993
                                                           ----------------------------     (Date of Inception) to
                                                              1998           1997               March 31, 1998
                                                           -------------------------------------------------------
Cash flows from operating activities:
   Net loss ...........................................    $(507,123)     $(201,211)               $(3,320,821)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
     Depreciation .....................................       10,290          9,968                    117,081
     Interest component of stock options granted ......           --         44,366                    160,940
     Amortization of discount on loan payable .........           --             --                     70,000
     Changes in assets and liabilities:
        Accounts receivable ...........................        7,154            124                     (1,809)
        Prepaid expenses and other current assets .....       (3,191)       (90,473)                  (176,656)
        Accounts payable and accrued expenses .........       49,068          6,284                    227,857
        Deferred revenue ..............................      (30,259)        10,500                     23,776
                                                           ---------      ---------                -----------

Net cash used in operating activities .................     (474,061)      (220,442)                (2,899,632)
                                                           ---------      ---------                -----------

Cash flows from investing activities:
   Acquisition of property and equipment ..............       (3,729)        (2,822)                  (239,479)
   Sale of investments ................................      500,000             --                  3,118,468
   Purchase of investments ............................     (499,854)            --                 (6,716,438)
                                                           ---------      ---------                -----------

Net cash used in investing activities .................       (3,583)        (2,822)                (3,837,449)
                                                           ---------      ---------                -----------


Cash flows from financing activities:
   Proceeds from loan payable .........................           --        250,558                    697,063
   Repayment of loan to related party, net ............           --             --                   (619,016)
   Issuance of preferred stock ........................           --             --                  1,001,000
   Shareholder cash contribution ......................           --             --                     92,047
   Issuance of common stock ...........................           --             --                  6,037,500
                                                           ---------      ---------                -----------

Net cash provided by financing activities .............           --        250,558                  7,208,594
                                                           ---------      ---------                -----------

Net (decrease) increase in cash and cash
   equivalents ........................................     (477,644)        27,294                    471,513
Cash and cash equivalents at beginning of period ......      949,157          8,605                         --
                                                           ---------      ---------                -----------

Cash and cash equivalents at end of period ............    $ 471,513      $  35,899                $   471,513
                                                           =========      =========                ===========


            See accompanying Notes to Condensed Financial Statements

                                   PC411, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)



 (1)   BUSINESS AND ORGANIZATION

       PC411, Inc. was incorporated in Delaware on December 29, 1993. The Company provides an on-line service that transmits name, address, telephone number and other related information digitally to users of personal computers. At March 31, 1998, the Company was a majority owned subsidiary of New Valley Corporation ("New Valley"), a publicly held company.

       INITIAL PUBLIC OFFERING

       On May 21, 1997, the Company completed an initial public offering ("IPO") of 1,322,500 units (including 172,500 units from the exercise of the Underwriter's over-allotment option), each unit consisting of one share of Common Stock and one Redeemable Class A Warrant to purchase a share of Common Stock. The units were sold for $5.75 each and the Company received, after expenses of the IPO, approximately $5.9 million in net proceeds. In connection with the IPO, the Company effected a 172.7336-for-1 stock split of the Company's Common Stock. All shares and share amounts have been restated to reflect the stock split.



(2)    PRINCIPLES OF REPORTING

       The financial statements of the Company as of March 31, 1998 presented herein have been prepared by the Company and are unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of March 31, 1998 and the results of operations and cash flows for all periods presented have been made. Results for the interim periods are not necessarily indicative of the results for the entire year.

       These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1997 included in the Company's Form 10-KSB (Commission File No. 0001-22563).

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

                                   PC411, INC.
                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONDENSED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

       STOCK OPTIONS

       The Company applies APB Opinion No. 25 and related Interpretations in accounting for its stock options. In 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation", which, if fully adopted, changes the methods of recognition of cost on certain stock options.

       NEW ACCOUNTING PRONOUNCEMENTS

       For transactions entered into in fiscal years beginning after December 15, 1997, the Company adopted and is reporting in accordance with SOP 97-2, "Software Revenue Recognition". The adoption of SOP 97-2 did not have a material impact on the Company's financial statements. In March 1998, the AICPA issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 provides guidance that the carrying value of software developed or obtained for internal use is assessed based upon an analysis of estimated future cash flows on an undiscounted basis and before interest charges. SOP 98-1 is effective for transactions entered into in fiscal years beginning after December 15, 1998. The Company believes that adoption of SOP 98-1 will not have a material impact on the Company's financial statements.

(3)    RELATED PARTY TRANSACTIONS

       Certain accounting and related finance functions are performed on behalf of the Company by employees of New Valley Corporation. Expenses incurred relating to these functions are allocated to the Company and paid as incurred to New Valley based on management's best estimate of the cost involved. The amounts allocated were immaterial for all periods presented herein.

(4)    NET LOSS PER SHARE

       Basic loss per share of common stock is computed by dividing net loss applicable to common shareholders by the weighted average shares of common stock outstanding during the period (2,972,500 shares and 1,725,724 shares for the three months ended March 31, 1998 and 1997, respectively). Diluted per share results reflect the potential dilution from the exercise or conversion of securities into common stock.

       Stock options, warrants and contingent shares totaling 3,267,015 and 904,000 shares at March 31, 1998 and 1997, respectively, were excluded from the calculation of diluted per share results presented because their effect was antidilutive.

(5)    STOCK OPTION PLAN

       The Company applies APB Opinion No. 25 and related Interpretations in accounting for its stock options. In 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation", which, if fully adopted, changes the methods of recognition of cost on certain stock options. Had compensation cost for the Company's stock options been determined based on the fair value at the date of grant consistent with SFAS 123, the Company's basic and diluted net loss per share for the three months ended March 31, 1998 and 1997 would have been $(644,700) and $(0.22) and $(558,634) and $(0.32), respectively.

(6)    CONTINGENCIES

       The Company is not a defendant in any lawsuits; however, it is aware of a potential severance claim which may be asserted by a former employee in the amount of $150,000. The Company believes the claim is without merit and will vigorously contest any such action; however, no assurance can be given that the Company will prevail in such action.


(7)    SUBSEQUENT EVENT

       On May 8, 1998, the Company acquired Coinexx Corporation ("Coinexx"), a development stage company engaged in the manufacturing and marketing of an inventory control system for tobacco products. Under the terms of the acquisition, the Coinexx stockholders received 147,500 shares of the Company's Common Stock at closing. In addition, the Company will issue an additional 147,500 shares to Coinexx stockholders on each of the first, second and third anniversaries of the closing provided that on each such delivery date Coinexx was actively engaged in the business it is now engaged. The schedule for the deferred deliveries of stock is subject to a delay of 12 months if the President of Coinexx (the "Executive") is not employed by Coinexx on any of the three anniversary dates and is subject to acceleration if the Company's Common Stock trades at $15 per share for 60 consecutive trading days. In connection with this acquisition, the Company entered into a three year employment agreement, subject to certain termination provisions, with the Executive. The Executive was also granted options to purchase 110,000 shares of Common Stock of the Company at $1.50 per share.

                                   PC411, INC.
                          (A DEVELOPMENT STAGE COMPANY)


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


The following discussion and analysis of the Financial Condition and Results of Operations of the Company should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and the notes thereto included in the Company's Form 10-KSB (Commission File No. 0001-22563) relating to the year ended December 31, 1997.

OVERVIEW

The Company currently provides an on-line electronic directory information service (the "PC411 Service"). The Company licenses a database with over 110 million U.S. and Canadian residence and business telephone numbers, addresses and ZIP codes. A customer can access the PC411 Service using a computer by either dialing directly into the Company's server in which the database is housed or indirectly via the Internet. Either method requires the use of the Company's copyrighted, Windows-based software program, PC411 for Windows 3.0. Though the Company's expenditures for marketing were significant in the first quarter of 1998, the Company has not developed any significant customer base or revenue. In addition, a limited version of the PC411 Service is available at no charge via the Internet at the address http://www.pc411.com. In November 1997 the Company released the current version of its software product, PC411 for Windows 3.0 in CD-ROM format. Designed to operate in a Windows 95 environment, PC411 for Windows 3.0 is Internet compatible and has been enhanced to provide a quicker, easier to use search tool.

To date, the Company has limited revenue and significant operating losses. In view of the Company's operating results to date, the Company is reevaluating its commitment to the PC411 Service business. In connection with such reevaluation and based, in part, on the Company's performance during the first half of 1998 and the Company's assessment of the future prospects for the PC411 Service business, the Company may decide to sell all or a portion of, or terminate, the PC411 Service business. In addition, the Company will also seek to acquire other businesses and/or properties, which may or may not be related to its core businesses. Acquisitions involve numerous risks, including difficulties in the assimilation of the operations and products or services of the acquired companies, the expenses incurred in connection with the acquisition and subsequent assimilation of operations and products or services, the diversion of management's attention from other business concerns and the potential loss of key employees of the acquired company. The Company may also face increased competition for acquisition opportunities which may inhibit its ability to consummate suitable acquisitions on terms favorable to the Company. There can be no assurance that the Company will successfully identify, complete or integrate any future acquisitions, or that acquisitions, if completed, will contribute favorably to the Company's operations and future financial condition.

On May 8, 1998, the Company acquired Coinexx Corporation ("Coinexx"), a development stage company engaged in the manufacturing and marketing of an inventory control system for tobacco products. Under the terms of the acquisition, the Coinexx stockholders received 147,500 shares of the Company's Common Stock at closing. In addition, the Company will issue an additional 147,500 shares to Coinexx stockholders on each of the first, second and third anniversaries of the closing provided that on each such delivery date Coinnex was actively engaged in the business it is now engaged. The schedule for the deferred deliveries of stock is subject to a delay of 12 months if the President of Coinexx (the "Executive") is not employed by Coinexx on any of the three anniversary dates and is subject to acceleration if the Company's Common Stock trades at $15 per share for 60 consecutive trading days. In connection with this acquisition, the Company entered into a three year employment agreement, subject to certain termination provisions, with the Executive. The Executive was also granted options to purchase 110,000 shares of Common Stock of the Company at $1.50 per share.

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

The limited operating history of the Company makes the prediction of future results of operations difficult or impossible. The Company believes that period to period comparisons of its operating results for any period should not be relied upon as an indication of future performance. The continued development of the PC411 Service business will require the Company to significantly increase its operating expenses in order to build its sales and marketing staff, increase product development spending, and invest in infrastructure. The Company expects to continue to incur significant losses for the foreseeable future.

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

                                   PC411, INC.
                          (A DEVELOPMENT STAGE COMPANY)


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


In September 1997 the Company entered into a license agreement with Acxiom, Inc. ("Acxiom") pursuant to which it licenses the database consisting of the residential and business listings which are part of the PC411 Service. This license agreement supersedes a previous license agreement between the Company and Pro CD, Inc. ("Pro CD") which was acquired by Acxiom. Under the license agreement, Acxiom is entitled to a royalty payment equal to 12% of the Company's revenue generated from the PC411 Service. The minimum royalty payments for the first, second and third years under this agreement are $75,000, $125,000 and $175,000, respectively, and is payable upon the commencement of each such year. In addition, the Company agreed to pay and paid to Acxiom $15,000 in the first quarter of 1998 as a final payment due under the prior license agreement with Pro CD. Further, the parties agreed that the minimum royalty payments and terms of payment for the second and third years of the agreement will be reviewed during the ninth month of the initial year of the agreement.

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

Recent Accounting Developments. In October 1997, the AICPA issued SOP 97-2, "Software Revenue Recognition". SOP 97-2 provides guidance in recognizing revenue on software transactions when persuasive evidence of an arrangement exists, delivery has occurred, the vendor's fee is fixed or determinable and collectibility is probable. SOP 97-2 is effective for transactions entered into in fiscal years beginning after December 15, 1997. The adoption of SOP 97-2 did not have a material impact on the Company's financial statements.

Year 2000 Costs. The Company has evaluated the costs to implement century date change compliant systems conversions and is in the process of executing a planned conversion of its systems prior to the year 2000. Although such costs may be a factor in describing changes in operating profit for given reporting period, the Company currently does not believe that the anticipated costs of year 2000 systems conversions will have a material impact on its future condensed results of operations.

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

                                   PC411, INC.
                          (A DEVELOPMENT STAGE COMPANY)


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


RESULTS OF OPERATIONS

Revenues. The Company's revenues have been derived from registration fees and usage charges for the modem dial-up PC411 service. Revenues are recognized over the period in which the related services are to be provided. Revenues for the three months ended March 31, 1998 were $48,469 compared to $41,550 for the same period in the prior year. The increase in revenues was due primarily to the recognition of revenues deferred in 1997, which were initially deferred and recognized over the contract life. The Company's accounting policy is recognize revenues over the period that services are provided. Had the Company's policy been to recognize revenue upon the initiation of the customer's subscription, revenues would have declined by approximately 48% from 1997. The decline was attributable to the cancellation of a bundling agreement with an OEM partner.

Cost of Revenues. Cost of revenues consists primarily of the cost of data and the distribution fees paid to OEM Partners in 1997 and 1998. Cost of revenues in 1998 also includes employee compensation and depreciation associated with the maintenance of the PC411 system. The Company's contract for the listing data provides for a specified percentage of revenues that the Company generates from the distributing the data, with minimum quarterly payments. To date, the Company has been only required to pay the minimum quarterly payments. Cost of revenues for the three months ended March 31, 1998 were $93,572 as compared to $30,659 for the same period in the prior year. The increase is due primarily to increased costs in the maintenance of the PC411 system.

Research and Development. Research and development expenses consist primarily of employee compensation associated with the design, programming, and testing of the PC411 service. Research and development expenses were $69,485 and $7,843 for the three months ended March 31, 1998 and 1997, respectively. The increase in research and development was primarily attributable to the development of PC411 for Windows version 3.0, the re-engineering of the PC411 system and the development of American Webstation.

Sales and Marketing Expenses. Sales and marketing expenses consist primarily of public relations, direct mail, print advertising, and trade shows. Sales and marketing expenses for the three months ended March 31, 1998 and 1997 were $211,543 and $15,855, respectively. The increase was primarily due increased efforts to expand distribution of PC411 for Windows version 3.0 and the initiation of a renewal program for current subscribers of PC411.

General and Administrative Expenses. General and administrative expenses consist primarily of expenses for administration, office operations, and general management activities, including legal, accounting, and other professional fees. General and administrative expenses were $239,291 and $129,858 for the three months ended March 31, 1998 and 1997, respectively. The increase was primarily due to an increase in payroll and attempts to expand the Company's business.

                                   PC411, INC.
                          (A DEVELOPMENT STAGE COMPANY)


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


Other Income (Expense). Interest income was $58,299 for the three months ended March 31, 1998 as compared to interest expense of $57,746 for the same period in the prior year. The interest income in 1998 was attributable to the net proceeds of an initial public offering completed in 1997 (the "IPO"). The interest expense in 1997 was attributed entirely to the loan from New Valley Corporation ("NVC"), which was the indirect majority owner of the Company. Included in interest expense in 1997 was $35,000 in imputed interest attributable to stock options granted to Direct Assist Holding Inc. ("DAH"), a wholly-owned subsidiary of NVC, on January 29, 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company has not been able to generate sufficient cash from operations and, as a consequence, financing has been required to fund ongoing operations. The Company has financed its operations to date primarily through the sale of its Preferred Stock to DAH, secured short-term borrowings from NVC and the proceeds of the IPO. Two of the Company's directors and its Chief Financial Officer are or have been executive officers of NVC.

On May 21, 1997, the Company sold 1,322,500 units (including 172,500 units from the exercise of the underwriter's over-allotment option) in the IPO, each unit consisting of one share of Common Stock and one Redeemable Class A Common Stock Purchase Warrant to purchase one share of Common Stock. The units were sold for $5.75 each and the Company received, after expenses of the IPO, approximately $5,885,000 in net proceeds. After the repayment of the indebtedness to NVC, cumulative Preferred Stock dividends in the amount of $172,000 and an $80,000 consulting fee to the underwriter of the IPO, approximately $5.4 million remained for the completion of the introduction of the PC411 Service over the Internet, to expand marketing, sales and advertising, to develop or acquire new services or databases, and for general corporate purposes. Cash used in operations for the three months ended March 31, 1998 and 1997 was $474,061 and $220,442, respectively.

Cash provided by financing activities for the three months ended March 31, 1998 and 1997 was $ 0 and $250,558, respectively.

Cash used in investing activities for the three months ended March 31, 1998 and 1997 was $3,583 and $2,822, respectively. Included in the 1998 amount is $146 from the net sales of investments. Capital expenditures for the three months ended March 31, 1998 and 1997 were $3,729 and $2,822, respectively. These expenditures were primarily for computer equipment.

The Company expects that its cash used in operating activities could increase in the future. The timing of the Company's future capital requirements, however, cannot be accurately predicted. The Company's capital requirements depend upon numerous factors, principally the acceptance and use of the PC411 Service and the Company's ability to generate revenue. If capital requirements vary materially from those currently planned, the Company may require additional financing, including, but not limited to the sale of equity or debt securities. The Company has no commitments for any additional financing, and there can be no assurance that any such commitments can be obtained. Any additional equity financing may be dilutive to the Company's existing stockholders, and debt financing, if available, may involve pledging some or all of the Company's assets and may contain restrictive covenants with respect to raising future capital and other financial and operational matters.

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

                                   PC411, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         Reference is made to information entitled "Contingencies" in Note 6 to the Financial Statements of PC411, Inc. included elsewhere in this report on Form 10-Q.

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

         4. The Amount and Aggregate Offering Price of Securities Registered and Sold to Date For the Account of the Issuer:

   TITLE OF SECURITY                 AMOUNT      AGGREGATE PRICE OF      AMOUNT
                                   REGISTERED     OFFERING AMOUNT         SOLD
                                                    REGISTERED
------------------------           ----------    ------------------   -----------
Units                               1,322,500       $ 7,604,375        1,322,000
Common Stock                        1,322,500                --               --
Warrants                            1,322,500                --               --
Other Common Stock                  1,322,500       $ 8,067,250               --
Underwriter's Options                  73,600       $ 1,147,424               --

         5.       Expenses Incurred in Connection with Issuance of Securities:

Underwriting discounts and commissions                                  $760,438
Expenses paid to underwriters                                           $228,131
Other expenses (estimated)                                              $730,880

                (All expenses were direct or indirect to others)

         6. Net offering proceeds after the total expenses above were $5,885,000.

         7. Amount of net offering proceeds used for each of the purposes listed below:

Amounts paid to affiliates of the Company:
      Repayment of Indebtedness; preferred stock dividends           $   619,016

Amounts paid to others:
      Temporary investments:
           US Government Obligations                                 $ 1,620,399
           Commercial paper                                          $   510,111
           Bankers acceptance                                        $ 1,467,460
      Purchase of equipment                                          $    38,628
      Employee compensation - estimated                              $   568,372
      Other working capital - estimated                              $ 1,061,014


Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

                27       Financial Data Schedule (for SEC use only).

         (b) Reports on Form 8-K

                The Company filed the following report on Form 8-K during the first quarter of 1998:

                  Date               Item             Financial Statements
                  ----               ----             --------------------
                  March 11, 1998     4, 7             None

                                   PC411, INC.
                          (A DEVELOPMENT STAGE COMPANY)


SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             PC 411, INC.
                                             (Registrant)



Date: May 15, 1998                  By:      /s/J. Bryant Kirkland III
                                             -----------------------------------
                                             J. Bryant Kirkland III
                                             Vice President, Treasurer
                                             and Chief Financial Officer
                                             (Duly Authorized Officer and
                                             Chief Accounting Officer)