Form 10QSB
period 1998-06-30
PC411 INC
filed 1998-08-14
CIK 1023994

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1998

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

     As of August 14, 1998, there were outstanding 3,120,000 shares of the issuer's Common Stock, $.01 par value.






===============================================================================

                                   PC411, INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998


                                TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION

                                                                                       Page
                                                                                       ----
Item 1.            Condensed Consolidated Financial Statements (Unaudited):

                   Condensed Consolidated Balance Sheets as of June 30, 1998
                       and December 31, 1997.........................................    3

                   Condensed Consolidated Statements of Operations for the
                       three months and six months ended June 30, 1998 and
                       1997..........................................................    4

                   Condensed Consolidated Statements of Cash Flows for the
                       six months ended June 30, 1998 and 1997.......................    5

                   Condensed Notes to the Quarterly Consolidated Financial
                       Statements....................................................    6

Item 2.            Management's Discussion and Analysis of Financial
                       Condition and Results of Operations...........................    9


PART  II. OTHER INFORMATION

Item 1.            Legal Proceedings.................................................    16

Item 2.            Changes in Securities and Use of Proceeds.........................    16

Item 6.            Exhibits and Reports on Form 8-K..................................    18

SIGNATURE...........................................................................     19

                                   PC411, INC.
                          (A Development Stage Company)

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                                           June 30.        December 31,
                                                                       ----------------- -----------------
                                                                             1998              1997
                                                                       ----------------- -----------------

ASSETS:
Current assets:
    Cash and cash equivalents.....................................       $ 2,915,231       $   949,157
    Investments...................................................                --         3,498,116
    Restricted assets.............................................           567,000           100,000
    Accounts receivable...........................................             5,815             8,963
    Accrued interest receivable...................................             5,965            70,233
    Prepaid expenses and other current assets.....................            45,427           103,232
                                                                         -----------       -----------

         Total current assets.....................................         3,539,438         4,729,701

Machines held for lease...........................................            41,508                --

Property and equipment, net.......................................           160,105           128,959

Intangible assets, net............................................           442,413                 --
                                                                         -----------       ------------

         Total assets.............................................       $ 4,183,464       $ 4,858,660
                                                                         ===========       ===========


CURRENT LIABILITIES:
Accounts payable and accrued expenses.............................       $   190,038       $   178,789
Deferred revenue..................................................            51,643            54,035
                                                                         -----------       -----------

         Total current liabilities................................           241,681           232,824
                                                                         -----------       -----------

STOCKHOLDERS' EQUITY:
    Preferred stock, Series A $.01 par value.  Authorized
       5,000,000 shares; no shares issued and outstanding.........                --                --
    Common Stock, $.01 par value.  Authorized 25,000,000
       shares; 3,120,000 and 2,972,500 shares issued and
       outstanding, respectively..................................            29,725            29,725
    Additional paid-in capital....................................         7,749,059         7,409,809
    Deficit accumulated during the development stage..............        (3,837,001)       (2,813,698)
                                                                         -----------       -----------

         Total stockholders' equity...............................         3,941,783         4,625,836
                                                                         -----------       -----------

         Total liabilities and stockholders' equity...............       $ 4,183,464       $ 4,858,660
                                                                         ===========       ===========







      See accompanying Notes to Condensed Consolidated Financial Statements

                                   PC411, INC.
                          (A Development Stage Company)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                              Three Months Ended             Six Months Ended         Period From
                                             -----------------------       ----------------------   December 29, 1993
                                             June 30,       June 30,       June 30,      June 30,  (Date of Inception)
                                               1998           1997           1998          1997      to June 30, 1998
                                             --------       --------       --------      --------  -------------------
Revenues .............................   $    24,362    $    50,491    $    47,511    $    92,041     $  259,054

Cost and expenses:
     Cost of revenues ................        89,868         40,865        183,440         71,524        500,739
     Research and development ........        48,188         16,796        117,673         24,639        832,765
     Sales and marketing .............       108,711         50,321        320,254         66,176        655,909
     General and administrative ......       302,476        156,788        541,767        286,646      2,147,947
                                         -----------    -----------    -----------    -----------    -----------
                                             549,243        264,770      1,163,134        448,985      4,137,360
                                         -----------    -----------    -----------    -----------    -----------

Operating loss .......................      (524,881)      (214,279)    (1,115,623)      (356,944)    (3,878,306)
                                         -----------    -----------    -----------    -----------    -----------

Other income (expense):
     Interest and other income .......        34,021         35,473         92,320         35,473        312,566
     Interest expense ................            --        (36,256)            --        (94,002)      (268,861)
                                         -----------    -----------    -----------    -----------    -----------

                                              34,021           (783)        92,320        (58,529)        43,705
                                         -----------    -----------    -----------    -----------    -----------

Loss before income taxes .............      (490,860)      (215,062)    (1,023,303)      (415,473)    (3,834,601)

Income taxes .........................            --             --             --            800          2,400
                                         -----------    -----------    -----------    -----------    -----------

Net loss .............................      (490,860)      (215,062)    (1,023,303)      (416,273)    (3,837,001)

Dividends on preferred shares ........            --        (28,429)            --       (132,679)
                                         -----------    -----------    -----------    -----------

Net loss applicable to common stock ..   $  (490,860)   $  (243,491)   $(1,023,303)   $  (548,952)
                                         ===========    ===========    ===========    ===========

Net loss per share (basic and diluted)   $      (.16)   $      (.10)   $      (.34)   $      (.26)
                                         ===========    ===========    ===========    ===========

Shares used in computing net loss per
     share ...........................     3,058,145      2,472,427      3,015,323      2,099,075
                                         ===========    ===========    ===========    ===========






      See accompanying Notes to Condensed Consolidated Financial Statements

                                  PC411, INC.
                         (A Development Stage Company)

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                Six Months Ended               Period From
                                                                       ----------------- -----------------  December 29, 1993
                                                                           June 30,          June 30,      (Date of Inception)
                                                                             1998              1997          to June 30, 1998
                                                                       ----------------- ----------------- -------------------
Cash flows from operating activities:
   Net loss........................................................      $(1,023,303)     $ (416,273)         $ (3,837,001)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
     Depreciation and amortization.................................           35,114          19,919               141,905
     Interest component of stock options granted...................               --          70,000                70,000
     Amortization of discount on loan payable......................               --              --               160,940
     Changes in assets and liabilities:
        Accounts receivable........................................            3,148          10,947                (5,815)
        Purchase of machines held for lease........................          (41,508)             --               (41,508)
        Prepaid expenses and other current assets..................          122,073         149,870               (51,392)
        Accrued expenses...........................................           11,249         126,708               190,038
        Deferred revenues..........................................           (2,392)         27,743                51,643
                                                                         -----------      ----------           -----------

Net cash used in operating activities..............................         (895,619)        (11,086)           (3,321,190)
                                                                          ----------      ----------             ---------

Cash flows from (used in) investing activities:
   Increase in restricted assets...................................         (467,000)       (100,000)             (567,000)
   Purchase of investments.........................................               --      (4,747,779)           (6,116,584)
   Sale of short-term investments..................................        3,498,116              --             6,116,584
   Acquisition of business.........................................         (104,250)             --              (104,250)
   Acquisition of property and equipment...........................          (55,173)         (5,978)             (290,923)
                                                                          ----------     -----------           -----------

Net cash flows from (used in) investing activities..................       2,871,693      (4,853,757)             (962,173)
                                                                          ----------     -----------           -----------

Cash flows from financing activities:
   Proceeds from loan payable......................................               --         369,998               697,063
   Repayment of loan to related party, net.........................               --        (619,016)             (619,016)
   Shareholder cash contribution...................................               --              --                92,047
   Issuance of common stock........................................               --       5,885,000             6,037,500
   Deferred finance charges.........................................         (10,000)             --               (10,000)
   Issuance of preferred stock......................................              --              --             1,001,000
                                                                          ----------     -----------           -----------

Net cash flows provided from financing activities..................          (10,000)      5,635,982             7,198,594
                                                                          ----------     -----------           -----------

Net increase in cash...............................................        1,966,074         771,139             2,915,231
Cash and cash equivalents at beginning of period...................          949,157           8,605                    --
                                                                          ----------     -----------           -----------

Cash and cash equivalents at end of period.........................       $2,915,231     $   779,744           $ 2,915,231
                                                                          ==========     ===========           ===========

Detail of acquisition:
   Fair value of assets acquired...................................       $  339,750     $        --           $   485,000
   Liabilities assumed.............................................           61,500              --                61,500


      See accompanying Notes to Condensed Consolidated Financial Statements

                                   PC411, INC.
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



(1)    Business and Organization

       PC411, Inc. (the "Company") was incorporated in Delaware on December 29, 1993. Prior to May 8, 1998, the Company's principal business was an on-line service that transmits name, address, telephone number and other related information digitally to users of personal computers. On May 8, 1998, the Company acquired Controlled Distribution Systems, Inc. ("CDS", formerly known as Coinexx Corporation).

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

       CDS Acquisition

       On May 8, 1998, the Company acquired CDS, a development stage company engaged in the marketing and leasing of an inventory control system for tobacco products. Under the terms of the acquisition, the CDS stockholders received 147,500 shares of the Company's Common Stock at closing. In addition, the Company will issue an additional 147,500 shares to CDS stockholders on each of the first, second and third anniversaries of the closing provided that on each such delivery date CDS is actively engaged in the business it is now engaged. The schedule for the deferred deliveries of stock is subject to a delay of 12 months if the President of CDS (the "Executive") is not employed by CDS on any of the three anniversary dates and is subject to acceleration if the Company's Common Stock trades at $15 per share for 60 consecutive trading days. In connection with this acquisition, the Company entered into a three-year employment agreement, subject to certain termination provisions, with the Executive. The Executive was also granted options to purchase 110,000 shares of Common Stock of the Company at $1.50 per share. CDS did not have any significant tangible assets at the time of acquisition and to date has not recognized material revenues. The aggregate of the fair value of the shares issued and issuable to the CDS stockholders as consideration for the acquisition of $339,250 and legal and other costs incurred in the acquisition of $104,250 have been capitalized and will be amortized over an estimated useful life of five years.

                                   PC411, INC.
                          (A Development Stage Company)

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                   (Unaudited)




(2)    Principles of Reporting

       The consolidated financial statements of the Company as of June 30, 1998 presented herein include the accounts of PC411 and CDS and have been prepared by the Company without an audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of June 30, 1998 and the results of operations and cash flows for all periods presented have been made. Results for the interim periods are not necessarily indicative of the results for the entire year.

       These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1997 included in the Company's Form 10-KSB (Commission File No. 0001-22563).

       Certain reclassifications have been made to prior year financial information to conform with current year presentation.

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

       Stock Options

       The Company applies APB Opinion No. 25 and related Interpretations in accounting for its stock options. In 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation", which, if fully adopted, changes the methods of recognition of cost on certain stock options. The Company has elected to apply the "disclosure only" provisions of SFAS No. 123. Such disclosures are not required in interim financial statements.

       Restricted Assets

       Restricted assets consist of cash pledged as collateral for a letter of credit collateralizing a contract to purchase equipment ($467,000) and for a credit card facility ($100,000).

       New Accounting Pronouncements

       For transactions entered into in fiscal years beginning after December 15, 1997, the Company adopted and is reporting in accordance with SOP 97-2, "Software Revenue Recognition". The adoption of SOP 97-2 did not have a material impact on the Company's financial statements. In March 1998, the AICPA issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 provides guidance that the carrying value of

                                   PC411, INC.
                          (A Development Stage Company)

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                   (Unaudited)


       software developed or obtained for internal use is assessed based upon an analysis of estimated future cash flows on an undiscounted basis and before interest charges. SOP 98-1 is effective for transactions entered into in fiscal years beginning after December 15, 1998. The Company believes that adoption of SOP 98-1 will not have a material impact on the Company's financial statements.

       In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which establishes standards for the way that public business enterprises report information about operating segments. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997. The Company is currently reviewing its operating segment disclosures and will adopt SFAS No. 131 in the fourth quarter of 1998.

(3)    Restatement

       Unaudited quarterly financial data for the three months ended March 31, 1998 have been restated due to a mischaracterization of deferred revenues as revenues. The unaudited quarterly financial data for the three and six months ended June 30, 1998 have been prepared based on the restated financial data presented below. The effect of such restatement, as discussed above, is presented in the following table.

                                                               Three Months Ended
                                                                 March 31, 1998
                                                            ---------------------------
                                                                            Previously
                                                            As restated      reported
                                                            -----------     -----------
       Revenues............................................ $   23,148      $   48,469

       Operating expenses..................................    613,891         613,891
                                                            ----------      ----------

       Operating loss......................................   (590,743)       (565,422)
                                                            ----------      ----------

       Other income........................................     58,299          58,299
                                                            ----------      ----------

       Net loss...........................................    (532,444)       (507,123)
                                                            ----------      ----------

       Net loss per share (basic and diluted).............  $   (0.18)      $   (0.17)
                                                            ==========      ==========

       Shares used in computing net loss per share.........  2,972,500       2,972,500
                                                            ==========      ==========

 (4)   Related Party Transactions

       Certain accounting and related finance functions are performed on behalf of the Company by employees of New Valley Corporation ("NVC"), the Company's principal stockholder. Expenses incurred relating to these functions are allocated to the Company and paid as incurred to NVC based on management's best estimate of the cost involved. The amounts allocated were immaterial for all periods presented herein.

 (5)   Net Loss Per Share

       Basic loss per share of common stock is computed by dividing net loss applicable to common shareholders by the weighted average shares of common stock outstanding during the period. Diluted per share results reflect the potential dilution from the exercise or conversion of securities into common stock.

       Stock options, warrants and contingent shares (both vested and non-vested) totaling 3,819,515 and 904,000 shares at June 30, 1998 and 1997, respectively, were excluded from the calculation of diluted per share results presented because their effect was accretive. Accordingly, diluted net loss per common share is the same as basic net loss per common share.

 (6)   Contingencies

       The Company is a defendant in a lawsuit asserted by a former employee seeking a severance payment of $150,000. The Company believes the claim is without merit; however, no assurance can be given that the Company will prevail in its defense of the claim.

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

Overview

The Company presently has two lines of business: the delivery of an on-line electronic directory information service (the "PC411 Service") and the marketing of an inventory control system for tobacco products through its subsidiary, Controlled Distribution Systems, Inc. ("CDS").

PC411 Service - The Company has conducted the PC411 Service since 1994. The PC411 Service licenses a database with more than 110 million U.S. and Canadian residence and business telephone numbers, addresses and ZIP codes. A customer can access the PC411 Service using a computer by either dialing directly into the Company's server, in which the database is housed, or indirectly via the Internet. Either method requires the use of the Company's copyrighted, Windows-based, software program, PC411 for Windows 3.0, which was introduced in November 1997. Designed to operate in a Windows 95 environment, PC411 for Windows 3.0 is Internet compatible and has been enhanced to provide a quicker, easier to use search tool. In addition, a limited version of the PC411 Service is available at no charge via the Internet at the address http://www.pc411.com. Although the Company's expenditures for marketing were significant in the six months ended June 30, 1998, the Company has not developed any significant customer base or revenue.

To date, the PC411 Service has experienced limited revenue and significant operating losses. In view of the PC411 Service's operating results, the Company is reevaluating its commitment to the PC411 Service business. In connection with such reevaluation, the Company is exploring a number of possible alternatives for the PC411 Service business including, but not limited to, a sale of such business, the contribution of the assets of such business to a new entity in exchange for an equity interest in such entity or a termination of the PC411 Service business. If the PC411 Service business is terminated, the Company currently estimates that shut-down costs will be approximately $650,000.

In September 1997, the Company entered into a license agreement with Acxiom, Inc. ("Acxiom") pursuant to which it licenses the database consisting of the residential and business listings which are part of the PC411 Service. This license agreement supersedes a previous license agreement between the Company and Pro CD, Inc. ("Pro CD") which was acquired by Acxiom. Under the license agreement, Acxiom is entitled to a royalty payment equal to 12% of the Company's revenue generated from the PC411 Service. The minimum royalty payments for the first, second and third years under this agreement are $75,000, $125,000 and $175,000, respectively, and are payable upon the commencement of the first year and at the end of each such subsequent year. In addition, the Company paid Acxiom $15,000 in the first quarter of 1998 as a final payment due under the prior license agreement with Pro CD. Further, the parties agreed that the minimum royalty payments and terms of payment for the second and third years of the agreement will be reviewed during the ninth month of the initial year of the agreement.

The Company generates revenue by charging its customers an annual subscription fee. To become a subscriber, a user must install PC411 for Windows 3.0 on his computer's hard drive. PC411 for Windows 3.0 can either be downloaded from the Company's Web site or can be obtained by purchasing equipment or software from one of the Company's bundling partners. The Company has entered into distribution agreements with Multimedia Labs (representing 3Com), The Media Farm (representing Hayes modems), 3Com/US Robotics and Silicom Multimedia (representing AST). Pursuant to these distribution agreements, PC411 for Windows
3.0 is preinstalled on a computer's hard drive or a copy of PC411 for Windows
3.0 is included with the purchase of a modem. The Company pays distribution fees to these equipment manufacturers for the distribution of PC411 for Windows 3.0 either based upon the number of new customers that subscribe to the PC411 Service or the revenue that such new customers generate. The distribution agreement with IBM (Aptiva) expired on June 1, 1998 and has not been renewed.

                                   PC411, INC.
                          (A Development Stage Company)


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

CDS - In May, 1998, the Company acquired the stock of CDS, a development stage company engaged in the marketing and leasing of an inventory control system for tobacco products. Under the terms of the acquisition, the former CDS stockholders received 147,500 shares of the Company's Common Stock at closing. In addition, the Company will issue an additional 147,500 shares in the aggregate to the former CDS stockholders on each of the first, second and third anniversaries of the closing provided that on each such delivery date CDS was actively engaged in the business it is now engaged. The schedule for the deferred deliveries of stock is subject to a delay of 12 months if the current President of CDS (the "Executive") is not employed by CDS on any of the three anniversary dates and is subject to acceleration if the Company's Common Stock trades at $15 per share for 60 consecutive trading days. In connection with this acquisition, the Company entered into a three-year employment agreement, subject to certain termination provisions, with the Executive. The Executive was also granted options to purchase 110,000 shares of Common Stock of the Company at $1.50 per share. CDS did not have any significant tangible assets at the time of acquisition and to date has not recognized material revenues. The aggregate of the fair value of the shares issued and issuable to the CDS stockholders as consideration for the acquisition of $339,250 and legal and other costs incurred in the acquisition of $104,250 have been capitalized and will be amortized over an estimated useful life of five years.

CDS markets a dispensing machine for cigarettes, which is controlled by a remote-control device. The dispensing machine is designed to replace the current money-operated cigarette vending machine. The Company's product is differentiated from the current money-operated vending machine by a remote-control transmitter, which may only be activated by an authorized individual. Thus, the operation of the machine requires a face-to-face transaction between the operator (typically a cashier) and the customer wishing to purchase cigarettes. CDS' management believes that this method for dispensing cigarettes would be permitted under the final Food and Drug Administration regulations issued August 28, 1996 and various bills proposed before Congress this year which would restrict the sale and distribution of cigarettes. CDS believes that the principal market for its equipment consists of restaurants, bars and taverns. The Company intends to lease its equipment to these entities for a 36-month term and intends to derive additional revenues by selling advertising space on the machine's panels. CDS will depreciate the equipment over five years. The Company believes that depreciation will be the principal component of costs of sales related to the leases. As of August 14, 1998, CDS had entered into 13 leases and had commitments to purchase machines for approximately $475,000 from a foreign manufacturer with which CDS has an exclusive contract. As of June 30, 1998, the Company classified $467,000 pledged as collateral for a letter of credit, which collateralized the purchase, as a restricted asset. CDS has recently employed two additional executives, including a Vice President of Sales.

The Company may also seek to acquire other businesses and/or properties, which may or may not be related to its existing businesses. Acquisitions involve numerous risks, including difficulties in the assimilation of the operations and products or services of the acquired companies, the expenses incurred in connection with the acquisition and subsequent assimilation of operations and products or services, the diversion of management's attention from other business concerns and the potential loss of key employees of the acquired company. The Company may also face increased competition for acquisition opportunities which may inhibit its ability to consummate suitable acquisitions on terms favorable to the Company. There can be no assurance that the Company will successfully identify,

                                   PC411, INC.
                          (A Development Stage Company)


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

complete or integrate any future acquisitions, or that acquisitions, if completed, will contribute favorably to the Company's operations and future financial condition.

The limited operating history of the Company makes the prediction of future results of operations difficult or impossible. The Company believes that period to period comparisons of its operating results for any period should not be relied upon as an indication of future performance. The continued development of the PC411 Service and CDS businesses will require the Company to significantly increase its operating expenses in order to build its sales and marketing staff, increase product development spending, and invest in infrastructure. As a result, the Company expects to continue to incur significant losses for the foreseeable future.

The Company's operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside the Company's control. In addition, the Company does not have historical financial data for any significant period of time on which to base planned operating expenses. The Company's expense levels are based in part on its expectations concerning future revenue and to a large extent are fixed. Quarterly revenue and operating results depend substantially upon signing up new customers and retaining such customers which are difficult to forecast accurately. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall, and any significant shortfall in revenue in relation to the Company's expectations would have an immediate adverse effect on the Company's business, results of operations and financial condition. In addition, the Company currently expects CDS to increase significantly its operating expenses as it builds its sales and marketing staff, increases product development spending and invests in infrastructure. To the extent that such expenses precede or are not subsequently followed by increased revenue, the Company's business, results of operations and financial condition will be materially and adversely affected.

                                   PC411, INC.
                          (A Development Stage Company)


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Recent Accounting Developments. For transactions entered into in fiscal years beginning after December 15, 1997, the Company adopted and is reporting in accordance with SOP 97-2, "Software Revenue Recognition". The adoption of SOP 97-2 did not have a material impact on the Company's financial statements. In March 1998, the AICPA issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 provides guidance that the carrying value of software developed or obtained for internal use is assessed based upon an analysis of estimated future cash flows on an undiscounted basis and before interest charges. SOP 98-1 is effective for transactions entered into in fiscal years beginning after December 15, 1998. The Company believes that adoption of SOP 98-1 will not have a material impact on the Company's financial statements.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which establishes standards for the way that public business enterprises report information about operating segments. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997. The Company is currently reviewing its operating segment disclosures and will adopt SFAS No.
131 in the fourth quarter of 1998.

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


Results of Operations

Revenues. The Company's revenues have been derived from registration fees and usage charges for the modem dial-up PC411 service. Revenues are recognized over the period in which the related services are to be provided. Revenues for the PC411 Service for the three months and six months ended June 30, 1998 were $24,362 and $47,511, respectively, compared to $50,491 and $92,041 for the same periods in the prior year. The decrease in revenues was due primarily to lower sales due to the cancellation of a bundling agreement with an OEM partner. This downward trend began during the three-month period ended September 30, 1997. CDS had no revenues for the three and six months ended June 30, 1998.

                                   PC411, INC.
                          (A Development Stage Company)


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Cost of Revenues. Cost of revenues consists primarily of the cost of data and the distribution fees payable to OEM partners in 1997 and 1998. Cost of revenues in 1998 also includes employee compensation and depreciation associated with the maintenance of the PC411 Service. The Company's contract for the listing data provides for payment based on a specified percentage of revenues that the Company generates from the distributing the data, with minimum annual payments. To date, the Company has been only required to pay the minimum quarterly payments. Cost of revenues for the three months and six months ended June 30, 1998 were $89,868 and $183,440, respectively, as compared to $40,865 and $71,524 for the same periods in the prior year. The increase is due primarily to the increased costs in the maintenance of the PC411 Service.

Research and Development. Research and development expenses consist primarily of employee compensation associated with the design, programming, and testing of the PC411 service. Research and development expenses for the three months and six months ended June 30, 1998 were $48,188 and $117,673, respectively, as compared to $16,796 and $24,639 for the same periods in the prior year. The increase in research and development was primarily attributable the re-engineering of the PC411 for Windows version 3.0.

Sales and Marketing Expenses. Sales and marketing expenses consist primarily of direct mail, public relations, print advertising, and trade shows. Sales and marketing expenses for the three months and six months ended June 30, 1998 were $108,711 and $320,254, respectively, as compared to $50,321 and $66,176 for the same periods in the prior year. The increase in sales and marketing expenses is due to the Company's efforts to expand distribution of PC411 for Windows version
3.0 and initiation of a renewal program for current subscribers to the PC411 Service.

General and Administrative Expenses. General and administrative expenses consist primarily of expenses for administration, office operations, and general management activities, including legal, accounting, and other professional fees. General and administrative expenses for the PC411 Service were $216,503 and $455,794 for the three months and six months ended June 30, 1998, respectively, as compared to $156,788 and $286,646 for the same periods in the prior year. The increase in general and administrative expenses is due to an increase in payroll and costs associated with a public company. General and administrative expenses for CDS were $85,973 for the three and six months ended June 30, 1998. The CDS expenses consisted principally of payroll and consulting expenses.

Other Income (Expense). Interest expense was $36,256 and $94,002 for the three months and six months ended June 30, 1997, respectively. The interest expense was attributed entirely to the loan from New Valley Corporation ("NVC"), the principal shareholder of the Company. Included in interest expense was $35,000 and $70,000 for each respective period in imputed interest attributable to stock options granted to Direct Assist Holding Inc. ("DAH"), a wholly-owned subsidiary of NVC, on January 29, 1997. Interest and other income was $34,021 and $92,320 for the three months and six months ended June 30, 1998, compared to $35,473 for the three and six months ended June 30, 1997. The increase is principally related to interest on the funds received on May 22, 1997 from the Company's initial public offering ("IPO").

                                   PC411, INC.
                          (A Development Stage Company)


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

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

On May 21, 1997, the Company sold 1,322,500 units (including 172,500 units from the exercise of the underwriter's over-allotment option) in the IPO, each unit consisting of one share of Common Stock and one Redeemable Class A Common Stock Purchase Warrant to purchase one share of Common Stock. The units were sold for $5.75 each and the Company received, after expenses of the IPO, approximately $5.9 million in net proceeds. After the repayment of the indebtedness to NVC, cumulative Preferred Stock dividends in the amount of $171,953 and an $80,000 consulting fee to the underwriter of the IPO, approximately $5.4 million remained for the completion of the introduction of the PC411 Service over the Internet, to expand marketing, sales and advertising, to develop or acquire new services or databases, and for general corporate purposes. Cash used in operations for the six months ended June 30, 1998 and 1997 was $895,619 and $11,086, respectively.

Cash provided from investing activities for the six months ended June 30, 1998 was $2,871,693, compared with cash used in investing activities of $4,853,757 during the six months ended June 30, 1997. The primary source of cash provided from investing activities in 1998 was the maturity of certain short-term investments and subsequent conversion to cash-investment accounts in the second quarter of 1998. Cash used in investing activities for the 1997 period resulted primarily from the investment of proceeds from the IPO into the aforementioned short-term investments. Capital expenditures for the six months ended June 30, 1998 and 1997 were $55,173 and $5,978, respectively. The expenditures in 1998 were primarily for CDS' office furniture and computers. The expenditures for 1997 were primarily for computer equipment. The Company also incurred $104,250 of costs, principally legal and other fees, in connection with the CDS acquisition. The Company will amortize these costs over an estimated useful life of five years.

Cash provided from financing activities for the six months ended June 30, 1997 consisted of $5,635,982, which was primarily associated with the Company's IPO. On May 22, 1997, the Company issued to NVC warrants in satisfaction of $250,000 of indebtedness owed to NVC. The balance of the indebtedness to NVC, $447,064, including accrued interest, was paid from the net proceeds from the IPO. The Company also paid preferred stock dividends in arrears of $171,953 to NVC.

The Company expects that cash used in operating activities could increase in the future. The timing of the Company's future capital requirements, however, cannot be accurately predicted. The Company's capital requirements depend upon numerous factors, principally the acceptance and use of CDS's product and the PC411 Service and the Company's ability to generate revenue. If capital requirements vary materially from those currently planned, the Company may require additional financing, including, but not limited to the sale of equity or debt securities. The Company has no commitments for any additional financing, and there can be no assurance that any such commitments can be obtained. Any additional equity financing may be dilutive to the Company's existing

                                   PC411, INC.
                          (A Development Stage Company)

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

stockholders, and debt financing, if available, may involve pledging some or all of the Company's assets and may contain restrictive covenants with respect to raising future capital and other financial and operational matters.

The Company believes that the net proceeds from the IPO will be sufficient to meet the Company's operations and capital requirements for the next 12 months, although there can be no assurance in this regard. Although there can be no assurance, management believes that the Company will be able to continue as a going concern for the next 12 months.

The Company or its affiliates, including NVC, may, from time to time, based upon present market conditions, purchase shares of the Company's Common Stock in the open market or in privately negotiated transactions.

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

The Company's plans and objectives are based, in part, on assumptions involving the market acceptance of its services, the continued growth and expansion of the Internet, the Company's ability to market successfully the CDS product as a more convenient and reliable alternative to current comparable and widely used inventory control systems and that there will be no unanticipated material adverse change in the Company's business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company.

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

                                   PC411, INC.
                          (A Development Stage Company)


                           PART II. OTHER INFORMATION




Item 1.  Legal Proceedings

         Reference is made to information entitled "Contingencies" in Note 6 to the Financial Statements of PC411, Inc. included elsewhere in this report on Form 10-QSB.

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

                                   PC411, INC.
                          (A Development Stage Company)


                           PART II. OTHER INFORMATION

          4. The Amount and Aggregate Offering Price of Securities Registered and Sold to Date For the Account of the Issuer:

                                                                       AGGREGATE PRICE OF
                                                AMOUNT                   OFFERING AMOUNT              AMOUNT
      TITLE OF SECURITY                       REGISTERED                   REGISTERED                  SOLD
      -----------------                       ----------               -------------------            -------
Units                                          1,322,500                 $    7,604,375              1,322,000
Common Stock                                   1,322,500                             --                     --
Warrants                                       1,322,500                             --                     --
Other Common Stock                             1,322,500                 $    8,067,250                     --
Underwriter's Options                             73,600                 $    1,147,424                     --

         5.        Expenses Incurred in Connection with Issuance of Securities:

Underwriting discounts and commissions                                 $760,438
Expenses paid to underwriters                                          $228,131
Other expenses (estimated)                                             $730,880
                (All expenses were direct or indirect to others)

         6. Net offering proceeds after the total expenses above were $5,885,000.

         7. Amount of net offering proceeds used for each of the purposes listed below:

Amounts paid to affiliates of the Company:
      Repayment of Indebtedness; preferred stock dividends      $       619,016

Amounts paid to others:
      Temporary investments:
           Money-market cash accounts                           $     2,665,861
           Commercial paper                                     $       100,000
           Letters of credit                                    $       567,000
      Purchase of equipment                                     $        90,072
      Employee compensation - estimated                         $       763,254
      Other working capital - estimated                         $     1,079,797

                                   PC411, INC.
                          (A Development Stage Company)


                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits

         10.1  Agreement and Plan of Merger, dated as of May 6, 1998, among
               Coinexx Corporation, R. Mark Elmore, PC411, Inc. and PC411
               Acquisition Corp.
         10.2  Employment Agreement, dated as of May 6, 1998, between Coinexx
               Corporation and R. Mark Elmore.
         10.3  Stock Option Agreement, dated as of May 6, 1998, between PC411,
               Inc. and R. Mark Elmore. 27 Financial Data Schedule (for SEC use
               only).
         27    Financial Data Schedule (for SEC use only).


         (b)   Reports on Form 8-K

                 None.

                                   PC411, INC.
                          (A Development Stage Company)


SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            PC411, INC.
                                            (Registrant)



Date:    August 14, 1998                    By: /s/ J. Bryant Kirkland III
                                                -------------------------------
                                                J. Bryant Kirkland III
                                                Vice President, Treasurer
                                                and Chief Financial Officer
                                                (Duly Authorized Officer and
                                                Chief Accounting Officer)