Form 10QSB
period 1998-09-30
PC411 INC
filed 1998-11-16
CIK 1023994

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                         COMMISSION FILE NUMBER 0-22563


                                   PC411, INC.

        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)


                DELAWARE                                  95-4463937
    (STATE OR OTHER JURISDICTION OF                    (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NUMBER)


           100 SE 2ND STREET
                MIAMI, FL                                    33131
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)

                                 (305) 579-8000
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)


            9800 S. LA CIENEGA, BLVD., INGLEWOOD, CA      90301-4440
          (FORMER NAME OR FORMER ADDRESS, IF CHANGED SINCE LAST REPORT)

      CHECK WHETHER THE ISSUER (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY
SECTION 13 OR 15(d) OF THE EXCHANGE ACT DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND
(2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                             YES  X    NO
                                ------   ------

      AS OF NOVEMBER 13, 1998, THERE WERE OUTSTANDING 3,120,000 SHARES OF THE ISSUER'S COMMON STOCK, $.01 PAR VALUE.


================================================================================

                                   PC411, INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION
                                                                                             Page
                                                                                             ----
Item 1.             Condensed Consolidated Financial Statements (Unaudited):

                    Condensed Consolidated Balance Sheets as of September 30,
                        1998 and December 31, 1997....................................         3

                    Condensed Consolidated Statements of Operations for the
                        three months and nine months ended September 30,
                        1998 and 1997.................................................         4

                    Condensed Consolidated Statements of Cash Flows for the
                        nine months ended September 30, 1998 and 1997.................         5

                    Condensed Notes to Quarterly Consolidated Financial
                        Statements  ..................................................         6

Item 2.             Management's Discussion and Analysis of Financial
                        Condition and Results of Operations...........................        10


PART  II. OTHER INFORMATION

Item 1.             Legal Proceedings.................................................        19

Item 2              Changes in Securities and Use of Proceeds.........................        19

Item 5.             Other Information.................................................        21

Item 6.             Exhibits and Reports on Form 8-K..................................        26

SIGNATURE.............................................................................        27

                                   PC411, INC.
                          (A DEVELOPMENT STAGE ENTITY)

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                            September 30,  December 31,
                                                               1998           1997
                                                            -------------  -----------
ASSETS:
Current assets:
    Cash and cash equivalents                               $ 2,337,558    $   949,157
    Investments                                                      --      3,498,116
    Restricted assets                                           100,000        100,000
    Accounts receivable                                           2,842          8,963
    Accrued interest receivable                                   7,402         70,233
    Prepaid expenses and other current assets                    26,954        103,232
                                                            -----------    -----------

         Total current assets                                 2,474,756      4,729,701

Machines held for lease, net of depreciation                    469,394             --

Property and equipment, net                                     206,435        128,959

Intangible assets, net                                          410,238             --
                                                            -----------    -----------

         Total assets                                       $ 3,560,823    $ 4,858,660
                                                            ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
Accounts payable and accrued expenses                       $   188,888    $   178,789
Deferred revenue                                                 29,657         54,035
                                                            -----------    -----------

         Total current liabilities                              218,545        232,824
                                                            -----------    -----------

Commitments and contingencies

STOCKHOLDERS' EQUITY:
    Preferred stock, Series A $.01 par value.
       Authorized 5,000,000 shares; no shares issued
       and outstanding                                               --             --
    Common Stock, $.01 par value. Authorized
       25,000,000 shares; 3,120,000 and 2,972,500
       shares issued and outstanding, respectively               31,200         29,725
    Additional paid-in capital                                7,747,584      7,409,809
    Deficit accumulated during the development stage         (4,436,506)    (2,813,698)
                                                            -----------    -----------

         Total stockholders' equity                           3,342,278      4,625,836
                                                            -----------    -----------

         Total liabilities and stockholders' equity         $ 3,560,823    $ 4,858,660
                                                            ===========    ===========




      See accompanying Notes to Condensed Consolidated Financial Statements

                                   PC411, INC.
                          (A DEVELOPMENT STAGE ENTITY)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                          Three Months Ended           Nine Months Ended                 Period From
                                     ----------------------------  ----------------------------       December 29, 1993
                                     September 30,  September 30,  September 30,  September 30,      (Date of Inception)
                                          1998          1997           1998           1997          to September 30, 1998
                                     -------------  -------------  -------------  -------------     ---------------------
Revenues                              $    24,466    $    20,619    $    71,977    $   112,660           $   285,979

Cost and expenses:
     Cost of revenues................     115,182         25,309        298,622         96,833               618,380
     Research and development........      31,867        100,690        149,540        125,329               864,632
     Sales and marketing.............     133,538         80,076        453,792        146,252               789,447
     General and administrative......     380,330        237,028        922,097        523,674             2,528,277
                                      -----------    -----------    -----------    -----------           -----------
                                          660,917        443,103      1,824,051        892,088             4,800,736
                                      -----------    -----------    -----------    -----------           -----------

Operating loss.......................    (636,451)      (422,484)    (1,752,074)      (779,428)           (4,514,757)
                                      -----------    -----------    -----------    -----------           -----------

Other income (expense):
     Interest and other income.......      36,946         72,935        129,266        108,408               349,512
     Interest expense................          --             --             --        (94,002)             (268,861)
                                      -----------    -----------    -----------    -----------           -----------

                                           36,946         72,935        129,266         14,406                80,651
                                      -----------    -----------    -----------    -----------           -----------

     Loss before income taxes........    (599,505)      (349,549)    (1,622,808)      (765,822)           (4,434,106)

Income taxes.........................          --             --             --            800                 2,400
                                      -----------    -----------    -----------    -----------           -----------

     Net loss........................    (599,505)      (349,549)    (1,622,808)      (765,822)           (4,436,506)

Dividends on preferred shares........          --             --             --       (132,679)
                                      -----------    -----------    -----------    -----------

Net loss applicable to common stock.. $  (599,505)   $  (349,549)   $(1,622,808)   $  (898,501)
                                      ===========    ===========    ===========    ===========

Net loss per share (basic
     and diluted).................... $      (.19)   $      (.12)   $      (.53)   $      (.38)
                                      ===========    ===========    ===========    ===========

Shares used in computing net
     loss per share..................   3,120,000      2,972,500      3,050,215      2,390,217
                                      ===========    ===========    ===========    ===========













      See accompanying Notes to Condensed Consolidated Financial Statements

                                   PC411, INC.
                          (A DEVELOPMENT STAGE ENTITY)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                  Nine Months Ended             Period From
                                                             ----------------------------    December 29, 1993
                                                             September 30,  September 30,   (Date of Inception)
                                                                 1998           1997        to September 30, 1997
                                                             -------------  -------------   ---------------------
Cash flows used in operating activities:
   Net loss                                                   $(1,622,808)   $  (765,822)        $(4,436,506)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
     Depreciation and amortization                                 85,767         30,011             192,558
     Interest component of stock options granted                       --         70,000              70,000
     Amortization of discount on loan payable                          --             --             160,940
     Changes in assets and liabilities:
        Accounts receivable                                         6,121         10,947              (2,842)
        Purchase of machines held for lease                      (470,638)            --            (470,638)
        Prepaid expenses and other current assets                 139,109         44,776             (34,356)
        Accrued expenses                                           10,099        (59,174)            188,888
        Deferred revenues                                         (24,378)        31,867              29,657
                                                              -----------    -----------         -----------

Net cash used in operating activities                          (1,876,728)      (637,395)         (4,302,299)
                                                              -----------    -----------         -----------

Cash flows from (used in) investing activities:
   Increase in restricted assets                                       --             --            (100,000)
   Purchase of investments                                             --     (4,847,779)         (6,116,584)
   Sale of short-term investments                               3,498,116         98,917           6,116,584
   Acquisition of business                                       (104,250)            --            (104,250)
   Acquisition of property and equipment                         (118,737)       (30,072)           (354,487)
                                                              -----------    -----------         -----------

Net cash flows from (used in) investing activities              3,275,129     (4,778,934)           (558,737)
                                                              -----------    -----------         -----------

Cash flows (used in) from financing activities:
   Proceeds from loan payable                                          --        369,998             697,063
   Repayment of loan to related party, net                             --       (619,016)           (619,016)
   Shareholder cash contribution                                       --             --              92,047
   Issuance of common stock                                            --      5,885,000           6,037,500
   Deferred finance charges                                       (10,000)            --             (10,000)
   Issuance of preferred stock                                         --             --           1,001,000
                                                              -----------    -----------         -----------

Net cash flows (used in) provided from financing activities       (10,000)     5,635,982           7,198,594
                                                              -----------    -----------         -----------

Net increase in cash                                            1,388,401        219,653           2,337,558
Cash and cash equivalents at beginning of period                  949,157          8,605                  --
                                                              -----------    -----------         -----------

Cash and cash equivalents at end of period                    $ 2,337,558    $   228,258         $ 2,337,558
                                                              ===========    ===========         ===========

Detail of acquisition:
   Fair value of assets acquired                              $   339,750    $        --         $   397,750
   Liabilities assumed                                             71,500             --              71,500



      See accompanying Notes to Condensed Consolidated Financial Statements

                                   PC411, INC.

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

       DAMI TRANSACTION

       On November 5, 1998, PC411, Inc. (the "Company") contributed the non-cash assets and certain liabilities of its on-line electronic delivery information service (the "PC411 Service") to Digital Asset Management, Inc. ("DAMI"). DAMI is a newly formed corporation organized by Dean Eaker, the former President, Chief Executive Officer and a director of the Company, and Edward Fleiss, the former Vice President and Chief Technology Officer of the Company, to continue to operate and develop the PC411 Service. The Company received preferred stock representing an initial 42.5% interest in DAMI in exchange for the contribution of the PC411 Service. Acxiom Corporation ("Acxiom") purchased preferred stock representing a 42.5% interest in DAMI for $1,250,000 and will initially designate a majority of the Board of Directors of DAMI. DAMI's management, including Messrs. Eaker and Fleiss, will hold an initial 15% interest in DAMI with options to increase their ownership position to 50% upon satisfaction of operational and financial benchmarks over a three-year period. As a result, the Company will account for its interest in the PC411 Service by using the equity method of accounting after November 5, 1998. See Part II - Item 5 - "Other Information" for additional information concerning the DAMI transaction and certain pro forma information. The Company has agreed, under certain conditions, to fund up to $200,000 of an $800,000 working capital line to be provided to DAMI by Acxiom, the Company and Dean R. Eaker.

                                   PC411, INC.
                          (A DEVELOPMENT STAGE COMPANY)

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

       CDS ACQUISITION

       On May 8, 1998, the Company acquired CDS, a development stage company engaged in the marketing and leasing of an inventory control system for tobacco products. Under the terms of the acquisition, the CDS stockholders received 147,500 shares of the Company's Common Stock at closing. In addition, the Company will issue an additional 147,500 shares to CDS stockholders on each of the first, second and third anniversaries of the closing provided that on each such delivery date CDS is actively engaged in the business it is now engaged. The schedule for the deferred deliveries of stock is subject to a delay of 12 months if the President of CDS (the "Executive") is not employed by CDS on any of the three anniversary dates and is subject to acceleration if the Company's Common Stock trades at $15 per share for 60 consecutive trading days. In connection with this acquisition, the Company entered into a three-year employment agreement, subject to certain termination provisions, with the Executive. The Executive was also granted options to purchase 110,000 shares of Common Stock of the Company at $1.50 per share. CDS did not have any significant tangible assets at the time of acquisition. The aggregate of the fair value of the shares issued and issuable to the CDS stockholders as consideration for the acquisition of $339,250 and legal and other costs incurred in the acquisition of $104,250 have been capitalized and will be amortized over an estimated useful life of five years.


(2)    PRINCIPLES OF REPORTING

       The consolidated financial statements of the Company as of September 30, 1998 presented herein include the accounts of PC411 and CDS and have been prepared by the Company without an audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of September 30, 1998 and the results of operations and cash flows for all periods presented have been made. Results for the interim periods are not necessarily indicative of the results for the entire year.

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

       RESTRICTED ASSETS

       Restricted assets consist of cash pledged as collateral for a letter of credit collateralizing a credit card facility $100,000.

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

       Stock options, warrants and contingent shares (both vested and non-vested) totaling 3,767,933 and 3,368,954 shares at September 30, 1998 and 1997, respectively, were excluded from the calculation of diluted per share results presented because their effect was accretive. Accordingly, diluted net loss per common share is the same as basic net loss per common share.

 (5)   CONTINGENCIES

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

PC411 SERVICE - The Company has conducted the PC411 Service since 1994. The PC411 Service licenses a database for Acxiom Corporation ("Acxiom") with more than 110 million U.S. and Canadian residence and business telephone numbers, addresses and ZIP codes. A customer can access the PC411 Service using a computer by either dialing directly into the Company's server, in which the database is housed, or indirectly via the Internet. Either method requires the use of the Company's copyrighted, Windows-based, software program, PC411 FOR WINDOWS 3.0, which was introduced in November 1997. Designed to operate in a Windows 95 environment, PC411 FOR WINDOWS 3.0 is Internet compatible and has been enhanced to provide a quicker, easier to use search tool. In addition, a limited version of the PC411 Service is available at no charge via the Internet at the address http://www.pc411.com.

On November 5, 1998, the Company contributed the non-cash assets and certain liabilities of its on-line electronic delivery information service (the "PC411 Service") to Digital Asset Management, Inc. ("DAMI"). The assets contributed include the tradename for "PC411 for Windows 3.0", distribution agreements with equipment manufacturers, subscriber contracts for the PC411 Service, the Company's internet site and domain name, all property, plant and equipment, including hardware and software, relating to the PC411 Service and all accounts receivable, inventories and prepaid expenses relating to the PC411 Service. The contributed assets do not include the Company's cash and marketable securities and other financial investments. The liabilities assumed by DAMI include the Company's obligations under the Acxiom data licensing agreement, up to $10,000 of liabilities under the OEM distribution agreements, obligations of the Company to provide the PC411 Service to subscribers and up to $10,000 of other pre-closing liabilities.

DAMI is a newly formed corporation organized by Dean Eaker, the former President, Chief Executive Officer and a director of the Company, and Edward Fleiss, the former Vice President and Chief Technology Officer of the Company, to continue to operate and develop the PC411 Service. The Company received preferred stock representing an initial 42.5% interest in DAMI in exchange for the contribution of the PC411 Service. Acxiom purchased preferred stock representing a 42.5% interest in DAMI for $1,250,000 and will initially designate a majority of the Board of Directors of DAMI. DAMI's management, including Messrs. Eaker and Fleiss, will hold an initial 15% interest in DAMI with options to increase their ownership position to 50% upon satisfaction of operational and financial benchmarks over a three-year period. As a result, the Company will account for its interest in the PC411 Service by using the equity method of accounting after November 5, 1998. See Part II - Item 5 - "Other Information" for additional information concerning the DAMI transaction and certain pro forma information.

                                   PC411, INC.
                          (A DEVELOPMENT STAGE COMPANY)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CDS - In May, 1998, the Company acquired the stock of CDS, a development stage company engaged in the marketing and leasing of an inventory control system for tobacco products. Under the terms of the acquisition, the former CDS stockholders received 147,500 shares of the Company's Common Stock at closing. In addition, the Company will issue an additional 147,500 shares in the aggregate to the former CDS stockholders on each of the first, second and third anniversaries of the closing provided that on each such delivery date CDS was actively engaged in the business it is now engaged. The schedule for the deferred deliveries of stock is subject to a delay of 12 months if the current President of CDS (the "Executive") is not employed by CDS on any of the three anniversary dates and is subject to acceleration if the Company's Common Stock trades at $15 per share for 60 consecutive trading days. In connection with this acquisition, the Company entered into a three-year employment agreement, subject to certain termination provisions, with the Executive. The Executive was also granted options to purchase 110,000 shares of Common Stock of the Company at $1.50 per share. CDS did not have any significant tangible assets at the time of acquisition. The aggregate of the fair value of the shares issued and issuable to the CDS stockholders as consideration for the acquisition of $339,250 and legal and other costs incurred in the acquisition of $104,250 have been capitalized and will be amortized over an estimated useful life of five years.

CDS markets a dispensing machine for cigarettes, which is controlled by a remote-control device. The dispensing machine is designed to replace the current money-operated cigarette vending machine. The Company's product is differentiated from the current money-operated vending machine by a remote-control transmitter, which may only be activated by an authorized individual. Thus, the operation of the machine requires a face-to-face transaction between the operator (typically a cashier) and the customer wishing to purchase cigarettes. CDS' management believes that this method for dispensing cigarettes would be permitted under the final Food and Drug Administration regulations issued August 28, 1996 and various bills proposed before Congress this year which would restrict the sale and distribution of cigarettes. CDS believes that the principal market for its equipment consists of restaurants, bars and taverns. The Company intends to lease its equipment to these entities for a 36-month term and intends to derive additional revenues by selling advertising space on the machine's panels. CDS will depreciate the equipment over five years. As of November 13, 1998, CDS had entered into 17 leases for machines.

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

The limited operating history of the Company makes the prediction of future results of operations difficult or impossible. The Company believes that period to period comparisons of its operating results for any period should not be relied upon as an indication of future performance. The continued development of the CDS businesses will require the Company to significantly increase its operating expenses in order to build its sales and marketing staff, increase product development spending, and invest in infrastructure. As a result, the Company expects to continue to incur significant losses for the foreseeable future.

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

YEAR 2000 COSTS. The Company, its subsidiary and its affiliate have evaluated the implementation of the century date change on their internal computer systems and believes they are year 2000 compliant. CDS believes that its dispensing machine is Year 2000 compliant and the Company has been informed by DAMI that the PC411 Service is Year 2000 compliant. Furthermore, the Company uses personal computers less than three years old for all accounting functions. However, the failure of the Company's service providers to resolve their own processing issues in a timely manner could result in a material financial risk. As a result, the Company is presently confirming that its service providers are adequately addressing Year 2000 issues. However, there can be no complete assurance of success, or that interaction with service providers will not impair the Company, its subsidiary and its affiliate's services.

RESULTS OF OPERATIONS

For the three and nine months ended September 30, 1998, the results of operations of the Company's primary operating units, which include the PC411 Service and CDS were as follows. Effective November 5, 1998, the Company contributed the PC411 Service to DAMI in exchange for preferred stock in DAMI. See Part I - Item 2 - "Overview". The Company will account for its interest in the PC411 Service using the equity method of accounting subsequent to November 5, 1998.




                                Three Months Ended              Nine Months Ended
                                   September 30,                  September 30,
                             --------------------------    --------------------------
                                1998           1997           1998           1997
                             -----------    -----------    -----------    -----------
PC411 SERVICE

Sales                        $    24,466    $    20,619    $    70,608    $   112,660
Cost of sales                     86,360         25,309        269,800         96,833
Research and development          31,867        100,690        120,291        125,329
Sales and marketing               45,526         76,076        365,781        134,252
General and administrative       140,975        199,889        525,914        481,689
                             -----------    -----------    -----------    -----------
     Total expenses              304,728        401,964      1,281,786        838,103
                             -----------    -----------    -----------    -----------
Operating loss               $  (280,262)   $  (381,345)   $(1,211,178)   $  (725,443)
                             ===========    ===========    ===========    ===========

CDS(1)

Sales                        $     1,369    $        --    $     1,369    $        --
Cost of sales                     28,822             --         28,822             --
Research and development              --             --             --             --
Sales and marketing               88,012             --         88,012             --
General and administrative       221,061             --        307,034             --
                             -----------    -----------    -----------    -----------
     Total expenses              337,895             --        423,868             --
                             -----------    -----------    -----------    -----------
Operating loss               $  (337,895)   $        --    $  (422,499)   $        --
                             ===========    ===========    ===========    ===========

                                   PC411, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



                               Three Months Ended        Nine Months Ended
                                  September 30,            September 30,
                             ------------------------------------------------
                               1998         1997         1998         1997
                             ---------    ---------    ---------    ---------
CORPORATE AND OTHER

Sales                        $      --    $      --    $      --    $      --
Cost of sales                       --           --           --           --
Research and development            --           --       29,249           --
Sales and marketing                 --        4,000           --       12,000
General and administrative      18,294       37,139       89,148       41,985
                             ---------    ---------    ---------    ---------
     Total expenses             18,294       41,139      118,397       53,985
                             ---------    ---------    ---------    ---------
Operating loss               $ (18,294)   $ (41,139)   $(118,397)   $ (53,985)
                             =========    =========    =========    =========


(1) CDS' results for the nine months ended September 30, 1998 are for the period from the date of acquisition (May 8, 1998) through September 30, 1998.


THE PC411 SERVICE

REVENUES. The Company's revenues from the PC411 Service have been derived from registration fees and usage charges for the modem dial-up PC411 service. Revenues are recognized over the period in which the related services are to be provided. Revenues for the PC411 Service for the three and nine months ended September 30, 1998 were $24,466 and $70,608, respectively, compared to $20,619 and $112,660 for the same periods in the prior year. The decrease in revenues for the nine-month period was due primarily to lower sales due to the cancellation of a bundling agreement with an OEM partner in the third quarter of 1997.

COST OF REVENUES. Cost of revenues for the PC411 Service consists primarily of the cost of data and the distribution fees payable to OEM partners in 1997 and 1998. Cost of revenues in 1998 also includes employee compensation and depreciation associated with the maintenance of the PC411 Service. The Company's contract with Acxiom for the listing data provides for payment based on a specified percentage of revenues that the Company generates from the distributing the data, with minimum annual payments. The Company has been only required to pay the minimum quarterly payments. Cost of revenues for the three months and nine months ended September 30, 1998 were $86,360 and $269,800, respectively, as compared to $25,309 and $96,833 for the same periods in the prior year. The increase is due primarily to the increased costs in the maintenance of the PC411 Service.

RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of employee compensation associated with the design, programming, and testing of the PC411 Service. Research and development expenses for the three months and nine months ended September 30, 1998 were $31,867 and $120,291, respectively, as compared to $100,690 and $125,329 for the same periods in the prior year. The decrease in research and development for the three month period was primarily attributable the development of PC411 FOR WINDOWS VERSION 3.0 in the third quarter of 1997 and the curtailment of the re-engineering of PC411 FOR WINDOWS VERSION 3.0 in the third quarter of 1998.

                                  PC411, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


SALES AND MARKETING EXPENSES. Sales and marketing expenses consist primarily of direct mail, public relations, print advertising, and trade shows. Sales and marketing expenses for the PC411 Service for the three and nine months ended September 30, 1998 were $45,526 and $365,781, respectively, as compared to $76,076 and $134,252 for the same periods in the prior year. The Company initiated several sales and marketing programs in the third quarter of 1997 in an effort to expand distribution of PC411 FOR WINDOWS VERSION 3.0. The Company also incurred expenses in the initiation of a renewal program for current subscribers to the PC411 Service in the first and second quarters of 1998. The Company curtailed its sales and marketing expense related to the PC411 Service significantly in the third quarter of 1998, which resulted in significantly lower expenses from the comparable quarter in 1997.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the PC411 Service consisted primarily of expenses for administration, office operations, and general management activities, including legal, accounting, and other professional fees. General and administrative expenses for the PC411 Service were $140,975 and $525,914 for the three months and nine months ended September 30, 1998, respectively, as compared to $199,889 and $481,689 for the same periods in the prior year. The decrease for the three-month period is the result of the Company's initiative to reduce administrative expenses associated with the PC411 Service in the third quarter of 1998.

CDS

CDS' results for the nine months ended September 30, 1998 are for the period from the date of acquisition (May 8, 1998) through September 30, 1998.

REVENUES. CDS had leasing revenues of $1,369 for the three and nine months ended September 30, 1998. CDS did not realize any advertising revenues for the three and nine months ended September 30, 1998.

COST OF SALES. Cost of sales for CDS consists primarily of warehouse expenses and shipping of machines held for lease. CDS depreciates its machines held for lease over five years once the asset is placed in service.

SALES AND MARKETING EXPENSES. Sales and marketing expenses for CDS were $88,012 for the three and nine months ended September 30, 1998. The expenses consisted principally of personnel costs and expenses associated with trade shows.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for
CDS were $221,061 and $307,034 for the three and nine months ended September 30, 1998. The CDS expenses consisted principally of payroll, amortization of intangible assets, consulting and office expenses.

CORPORATE AND OTHER

Expenses associated with corporate activities were $18,294 and $118,397 for the three months and nine months ended September 30, 1998, respectively, as compared to $41,139 and $53,985 for the same periods in the prior year. The expenses were primarily associated with costs necessary to maintain a public company and costs incurred in searching for potential merger and acquisition candidates.

                                   PC411, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OTHER INCOME

OTHER INCOME (EXPENSE). Interest expense was $0 and $94,002 for the three months and nine months ended September 30, 1997, respectively. The interest expense was attributed entirely to the loan from New Valley Corporation ("NVC"), the principal shareholder of the Company. Included in interest expense was $35,000 and $70,000 for each respective period in imputed interest attributable to stock options granted to Direct Assist Holding Inc. ("DAH"), a wholly-owned subsidiary of NVC, on January 29, 1997. Interest and other income was $36,946 and $129,266 for the three months and nine months ended September 30, 1998, compared to $72,935 and $108,408 for the three and nine months ended September 30, 1998. The increase for the nine-month period is principally related to interest on the funds received on May 22, 1997 from the Company's initial public offering ("IPO").

LIQUIDITY AND CAPITAL RESOURCES

The Company has not been able to generate sufficient cash from operations and, as a consequence, financing has been required to fund ongoing operations. The Company has financed its operations to date primarily through the sale of its Preferred Stock to DAH, secured short-term borrowings from NVC and the proceeds of the IPO. Three of the Company's directors and its interim President and its Chief Financial Officer are or have been executive officers of NVC.

On May 21, 1997, the Company sold 1,322,500 units (including 172,500 units from the exercise of the underwriter's over-allotment option) in the IPO, each unit consisting of one share of Common Stock and one Redeemable Class A Common Stock Purchase Warrant to purchase one share of Common Stock. The units were sold for $5.75 each and the Company received, after expenses of the IPO, approximately $5.9 million in net proceeds. After the repayment of the indebtedness to NVC, cumulative Preferred Stock dividends in the amount of $171,953 and an $80,000 consulting fee to the underwriter of the IPO, approximately $5.4 million remained for the completion of the introduction of the PC411 Service over the Internet, to expand marketing, sales and advertising, to develop or acquire new services or databases, and for general corporate purposes. Cash used in operations for the nine months ended September 30, 1998 and 1997 was $1,876,728 and $637,395, respectively.

Cash provided from investing activities for the nine months ended September 30, 1998 was $3,275,129, compared with cash used in investing activities of $4,778,934 during the nine months ended September 30, 1997. The primary source of cash provided from investing activities in 1998 was the maturity of certain short-term investments and subsequent conversion to cash-investment accounts in 1998. Cash used in investing activities for the 1997 period resulted primarily from the investment of proceeds from the IPO into the aforementioned short-term investments. Capital expenditures for the nine months ended September 30, 1998 and 1997 were $118,737 and $30,072, respectively. The expenditures in 1998 were primarily for CDS' office furniture and computers. The expenditures for 1997 were primarily for computer equipment. The Company also incurred $104,250 of costs, principally legal and other fees, in connection with the CDS acquisition. The Company will amortize these costs over an estimated useful life of five years.

                                   PC411, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



Cash provided from financing activities for the nine months ended September 30, 1997 consisted of $5,635,982, which was primarily associated with the Company's IPO. On May 22, 1997, the Company issued to NVC warrants in satisfaction of $250,000 of indebtedness owed to NVC. The balance of the indebtedness to NVC, $447,064, including accrued interest, was paid from the net proceeds from the IPO. The Company also paid preferred stock dividends in arrears of $171,953 to NVC.

In connection with the DAMI transaction, the Company agreed, under certain circumstances, to fund up to $200,000 of an $800,000 line of credit to be provided to DAMI by various of its stockholders.

The Company expects that cash used in operating activities could increase in the future. The timing of the Company's future capital requirements, however, cannot be accurately predicted. The Company's capital requirements depend upon numerous factors, principally the acceptance and use of CDS's product and the Company's ability to generate revenue. If capital requirements vary materially from those currently planned, the Company may require additional financing, including, but not limited to the sale of equity or debt securities. The Company has no commitments for any additional financing, and there can be no assurance that any such commitments can be obtained. Any additional equity financing may be dilutive to the Company's existing stockholders, and debt financing, if available, may involve pledging some or all of the Company's assets and may contain restrictive covenants with respect to raising future capital and other financial and operational matters.

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

                                   PC411, INC.
                          (A DEVELOPMENT STAGE COMPANY)



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



The Company's plans and objectives are based, in part, on assumptions involving the market acceptance of its services, continued growth and expansion of the Internet, the Company's ability to market successfully the CDS product as a more convenient and reliable alternative to current comparable and widely used inventory control systems and that there will be no unanticipated material adverse change in the Company's business or regulatory developments. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive, regulatory and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company.

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

                                   PC411, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                           PART II. OTHER INFORMATION





Item 1.  LEGAL PROCEEDINGS

         Reference is made to information entitled "Contingencies" in Note 5 to the Financial Statements of PC411, Inc. included elsewhere in this report on Form 10-QSB.

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

                                   PC411, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                           PART II. OTHER INFORMATION



     4. The Amount and Aggregate Offering Price of Securities Registered and Sold to Date For the Account of the Issuer:

                                                        AGGREGATE PRICE OF
                                    AMOUNT                OFFERING AMOUNT
 TITLE OF SECURITY                REGISTERED                REGISTERED             AMOUNT SOLD
----------------------        --------------------     ----------------------     --------------
Units                              1,322,500                 $7,604,375              1,322,000
Common Stock                       1,322,500                         --                     --
Warrants                           1,322,500                         --                     --
Other Common Stock                 1,322,500                 $8,067,250                     --
Underwriter's Options                 73,600                 $1,147,424                     --

     5.   Expenses Incurred in Connection with Issuance of Securities:

Underwriting discounts and commissions                               $760,438
Expenses paid to underwriters                                        $228,131
Other expenses (estimated)                                           $730,880

                (All expenses were direct or indirect to others)

     6.   Net offering proceeds after the total expenses above were $5,885,000.

     7. Amount of net offering proceeds used for each of the purposes listed below:

Amounts paid to affiliates of the Company:
      Repayment of Indebtedness; preferred stock dividends       $    619,016

Amounts paid to others:
      Temporary investments:
           Money-market cash accounts                            $  2,127,174
           Commercial paper                                      $    100,000
      Purchase of machines held for lease                        $    470,638
      Purchase of equipment                                      $    153,600
      Employee compensation - estimated                          $    983,494
      Costs associated with acquisition of CDS                   $    104,250
      Other working capital - estimated                          $  1,326,828

                                   PC411, INC.

                           PART II. OTHER INFORMATION

ITEM 5.           OTHER INFORMATION.

         NASDAQ SMALLCAP MARKET LISTING

         The Company's common stock, par value $.01 per share (the "Common Stock"), and Redeemable Class A Common Stock Purchase Warrants (the "Warrants") are traded in the over-the-counter market and are quoted through the National Association of Securities Dealers Automated Quotation System ("Nasdaq") on the SmallCap Market System under the symbols PCFR and PCFRW, respectively. The Company has recently been advised by Nasdaq that its securities will be delisted on December 16, 1998 unless prior to that date the Company's common stock achieves a market value of the public float greater than $1,000,000 for ten consecutive trading days.

         DAMI TRANSACTION

         On November 5, 1998, PC411, Inc. (the "Company") contributed the non-cash assets and certain liabilities of its on-line electronic delivery information service (the "PC411 Service") to Digital Asset Management, Inc. ("DAMI"). See Part I - Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview". DAMI is a newly formed corporation organized by Dean Eaker, the former President, Chief Executive Officer and a director of the Company, and Edward Fleiss, the former Vice President and Chief Technology Officer of the Company, to continue to operate and develop the PC411 Service. The Company received preferred stock representing an initial 42.5% interest in DAMI in exchange for the contribution of the PC411 Service. Acxiom Corporation ("Acxiom") purchased preferred stock representing a 42.5% interest in DAMI for $1,250,000 and will initially designate a majority of the Board of Directors of DAMI. DAMI's management, including Messrs. Eaker and Fleiss, will hold an initial 15% interest in DAMI with options to increase their ownership position to 50% upon satisfaction of operational and financial benchmarks over a three-year period.

         The Company has agreed, under certain conditions, to fund up to $200,000 of an $800,000 working capital line to be provided to DAMI by Acxiom, the Company and Dean R. Eaker.

         Effective with the closing of the DAMI transaction, Dean R. Eaker and Edward A. Fleiss resigned their positions with the Company and entered into an agreement with Company terminating their employment agreements. The Board of Directors of the Company has elected Richard J. Lampen, a director of PC411, as interim President and Chief Executive Officer, and J. Bryant Kirkland III, Vice President and Chief Financial Officer of PC411, as a director. Messrs. Lampen and Kirkland also serve as executive officers of New Valley Corporation, the Company's principal stockholder. The Company's principal executive offices have been relocated to Miami, Florida. The Company will continue to be engaged in the marketing of an inventory control system for tobacco products through its wholly-owned subsidiary CDS, and in the delivery of the PC411 Service through its interest in DAMI.

                                   PC411, INC.

                           PART II. OTHER INFORMATION


         The contribution of the PC411 Service to DAMI was effected pursuant to a Stock Purchase Agreement (the "Purchase Agreement"), dated as of October 31, 1998, by and among DAMI, Acxiom and the Company. The sale was negotiated on an arm's-length basis between the executive officers and directors of the Company, other than Messrs. Eaker and Fleiss, and Acxiom. Except as noted above, there is no material relationship between DAMI and the Company or any of its affiliates, any director or officer of the Company, or any affiliate or associate of any such director or officer.

         The foregoing summary of the contribution of the PC411 Service to DAMI is qualified in its entirety by reference to the text of the Purchase Agreement and related agreements, which are attached hereto as exhibits and are incorporated herein by reference.

         PRO FORMA FINANCIAL INFORMATION

         On November 5, 1998, the Company consummated the contribution of the PC411 Service to DAMI. The Unaudited Pro Forma Consolidated Statements of Operations for the year ended December 31, 1997 and for the nine months ended September 30, 1998 present the results of operations of the Company assuming the contribution of the PC411 Service to DAMI had been consummated as of the beginning of the periods presented.

         The Unaudited Pro Forma Consolidated Balance Sheet as of September 30, 1998 reflects the assets, liabilities and capitalization of the Company after giving effect to the elimination of the assets and liabilities relating to the PC411 Service and the acquisition of preferred stock in DAMI.

         The pro forma information does not purport to be indicative of the results of operations or the financial position which would have actually been obtained if the contribution of the PC411 Service to DAMI had been consummated as of the beginning of the periods presented or at September 30, 1998. In addition, the pro forma financial information does not purport to be indicative of results of operations or financial position which may be obtained in the future.

         The pro forma financial information should be read in conjunction with the Company's historical Consolidated Financial Statements and Notes thereto contained herein and in the Company's 1997 Annual Report on Form 10-KSB and the Quarterly Reports on Form 10-QSB for the quarters ended March 31, 1998 and June 30, 1998.

                                   PC411, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                 PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                                 September 30, 1998
                                                              ----------------------------------------------------------------
                                                                                      Pro Forma
                                                                   Historical         Adjustments             Pro Forma
                                                              ------------------ -------------------  ------------------------
ASSETS:
Current assets:
    Cash and cash equivalents...............................        $2,337,558                                  $ 2,337,558
    Investments.............................................                --                                           --
    Restricted assets.......................................           100,000                                      100,000
    Accounts receivable.....................................             2,842         $  (1,385) (1)                 1,457
    Accrued interest receivable.............................             7,402                                        7,402
    Prepaid expenses and other current assets...............            26,954                --                     26,954
                                                                    ----------         ---------                -----------

         Total current assets...............................         2,474,756            (1,385)                 2,473,371

Machines held for lease, net of depreciation................           469,394                                      469,394

Property and equipment, net.................................           206,435          (100,980) (1)               105,455

Investment in DAMI..........................................                --           553,651                    553,651

Intangible assets, net......................................           410,238                --                    410,238
                                                                    ----------         ---------                -----------

         Total assets.......................................        $3,560,823         $ 451,286  (2)           $ 4,012,109
                                                                    ==========         =========                ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
    Accounts payable and accrued expenses...................        $  188,888         $ (20,000) (1)           $   168,888
    Deferred revenue........................................            29,657           (29,657) (1)                    --
                                                                    ----------         ---------                -----------
         Total current liabilities..........................           218,545           (49,657)                   168,888
                                                                    ----------         ---------                -----------
Commitments and contingencies

STOCKHOLDERS' EQUITY:
    Preferred stock, Series A $.01 par value.
       Authorized 5,000,000 shares; no shares
       issued and outstanding...............................                                                             --
    Common Stock, $.01 par value. Authorized
       25,000,000 shares; 3,120,000 shares issued
       and outstanding......................................            31,200                                       31,200
    Additional paid-in capital..............................         7,747,584           500,943 (2)              8,248,527
    Deficit accumulated during the development stage........        (4,436,506)               --                 (4,436,506)
                                                                    ----------         ---------                -----------
         Total stockholders' equity.........................         3,342,278           500,943                  3,843,221
                                                                    ----------         ---------                -----------

         Total liabilities and stockholders' equity.........        $3,560,823         $ 451,286                $ 4,012,109
                                                                    ==========         =========                ===========

(1) To eliminate assets transferred to and liabilities assumed by DAMI.
(2) To record initial equity investment in PC411's 42.5% ownership interest of DAMI.

                                   PC411, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                                                    Year Ended December 31, 1997
                                                    --------------------------------------------------------
                                                                           Pro Forma
                                                    Historical            Adjustments            Pro Forma
                                                    -----------           -----------           ------------
Revenues..................................          $   143,132           $   (143,132) (1)     $         --
                                                    -----------           ------------          ------------

Cost and expenses:
    Cost of revenues......................              119,759               (119,759) (1)               --
    Research and development..............              168,959               (168,959) (1)               --
    Sales and marketing...................              192,313               (180,313) (1)           12,000
    General and administrative............              943,883               (760,742) (1)          183,141
                                                    -----------           ------------          ------------
                                                      1,424,914             (1,229,773) (1)          195,141
                                                    -----------           ------------          ------------

         Operating loss...................           (1,281,782)             1,086,641              (195,141)
                                                    -----------           ------------          ------------

Other income (expense):
    Interest income.......................              169,428                     --               169,428
    Interest expense......................              (94,002)                    --               (94,002)
    Equity loss in DAMI...................                   --               (461,822) (2)         (461,822)
                                                    -----------           ------------          ------------
                                                         75,426               (461,822)             (387,396)
                                                    -----------           ------------          ------------

         Loss before income taxes.........           (1,206,356)                    --              (582,537)

Income taxes..............................                  800                     --                   800
                                                    -----------           ------------          ------------

         Net Loss.........................           (1,207,156)               624,819              (583,337)

Dividends on preferred shares.............             (132,679)                    --              (132,679)
                                                    -----------           ------------          ------------

Net loss applicable to common stock.......          $(1,339,835)          $    624,819          $   (716,016)
                                                    ===========           ============          ============


Net loss per share (basic and diluted)....             $  (0.53)              $   0.25               $ (0.28)
                                                    ===========           ============          ============

Shares used in computing net loss
    per share.............................            2,542,524                                    2,542,524
                                                    ===========                                 ============


(1) To eliminate results from operations related to the PC411 Service.
(2) To record 42.5% interest in DAMI's operations.

                                   PC411, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                              Nine Months Ended September 30, 1998
                                         -----------------------------------------------
                                                            Pro Forma
                                         Historical        Adjustments        Pro Forma
                                         -----------       -----------       -----------
Revenues                                 $    71,977       $   (70,608) (1)  $     1,369

Cost and expenses:
     Cost of revenues                        298,662          (269,800) (1)           --
     Research and development                149,540          (120,291) (1)       28,862
     Sales and marketing                     453,792          (365,781) (1)       88,011
     General and administrative              922,097          (525,914) (1)      396,183
                                         -----------       -----------       -----------
                                           1,824,051        (1,281,786)          542,305
                                         -----------       -----------       -----------

Operating loss                            (1,752,074)       (1,211,178)         (540,896)
                                         -----------       -----------       -----------

Other income (expense):

     Interest and other income               129,266                             129,266
     Interest expense                             --                --                --
     Equity loss in DAMI                          --          (514,751) (2)     (514,751)
                                         -----------       -----------       -----------

                                             129,266          (514,751)         (388,485)
                                         -----------       -----------       -----------

     Loss before income taxes             (1,622,808)          696,427          (929,381)

Income taxes                                      --                --                --
                                         -----------       -----------       -----------

Net loss applicable to common stock      $(1,622,808)      $   696,427       $  (929,381)
                                         ===========       ===========       ===========

Net loss per share (basic and diluted)   $      (.53)      $       .23       $      (.30)
                                         ===========       ===========       ===========

Shares used in computing net loss per
     share                                 3,050,215                           3,050,215
                                         ===========                         ===========

(1) To eliminate results from operations related to the PC411 Service.
(2) To record 42.5% interest in DAMI's operations.

                                   PC411, INC.

                           PART II. OTHER INFORMATION

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.



         (a)      EXHIBITS

         2.1 Stock Purchase Agreement, dated as of October 31, 1998, by and between DAMI, Acxiom and the Company.

         10.1 Voting Agreement, dated as of October 31, 1998, by and between DAMI, Acxiom, the Company and the other stockholders of DAMI.

         10.2 Shareholders Agreement, dated as of October 31, 1998, by and between DAMI, Acxiom, the Company and the other stockholders of DAMI.

         10.3 Bridge Loan and Security Agreement, dated as of October 31, 1998, by and among DAMI, Acxiom, the Company and Dean R. Eaker.

         27.0     Financial Data Schedule (for SEC use only).

         (b)      REPORTS ON FORM 8-K

                  None

                                   PC411, INC.
                          (A DEVELOPMENT STAGE COMPANY)



SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  PC411, INC.
                                                  (Registrant)



Date:    November 13, 1998               By:      /s/ J. Bryant Kirkland III
                                                  ---------------------------
                                                  J. Bryant Kirkland III
                                                  Vice President, Treasurer
                                                  and Chief Financial Officer
                                                  (Duly Authorized Officer and
                                                  Chief Accounting Officer)