Form 10KSB
period 1998-12-31
CDSI HOLDINGS INC
filed 1999-04-14
CIK 1023994

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

Mark One
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to __________________

                       Commission file number: 0001-22563

                               CDSI HOLDINGS INC.
                  --------------------------------------------
                  (Name of issuer as specified in its charter)

              DELAWARE                                    95-4463937
   ------------------------------                     -------------------
     (State of jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                     Identification No.)

   100 S.E. SECOND STREET, 32ND FLOOR, MIAMI, FLORIDA         33131
   --------------------------------------------------    ---------------
                    (Address)                              (Zip Code)

Issuer's telephone number                                 305-579-8000
                                                          ------------

Securities registered under Section 12(b) of the Exchange Act:

       Title of each class            Name of each exchange on which registered
       -------------------            -----------------------------------------
               NONE                                      NONE

Securities registered under Section 12 (g) of the Exchange Act:
                     Common Stock, par value $.01 per share
                                (Title of class)
                Redeemable Class A Common Stock Purchase Warrants
                                (Title of class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past
90 days. Yes /X/   No / /

          Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained herein, and will not be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

          The issuer's revenues for the year ended December 31, 1998 were $122,545.

          The aggregate market value of the voting stock of the issuer held by non-affiliates of the issuer on March 31, 1999 based on the average bid and asked price on such date was $254,688.

          As of March 31, 1999 the issuer had a total of 3,120,000 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: The information required by Part III in Form 10-KSB is incorporated herein by reference to the registrant's definitive Proxy Statement relating to its 1999 Annual Meeting of Stockholders which will be filed with the Commission within 120 days after the end of the registrant's fiscal year.

          Transitional Small Business Disclosure Format: Yes / / No /X/

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

                           FORWARD-LOOKING STATEMENTS

         CERTAIN STATEMENTS MADE IN THIS ANNUAL REPORT ON FORM 10-KSB ARE "FORWARD-LOOKING STATEMENTS" (WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995) REGARDING THE PLANS AND OBJECTIVES OF MANAGEMENT FOR FUTURE OPERATIONS. SUCH STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE OUR ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. THE FORWARD-LOOKING STATEMENTS INCLUDED HEREIN ARE BASED ON CURRENT EXPECTATIONS THAT INVOLVE NUMEROUS RISKS AND UNCERTAINTIES. OUR PLANS AND OBJECTIVES ARE BASED, IN PART, ON ASSUMPTIONS INVOLVING THE CONTINUED EXPANSION OF BUSINESS. ASSUMPTIONS RELATING TO THE FOREGOING INVOLVE JUDGMENTS WITH RESPECT TO, AMONG OTHER THINGS, FUTURE ECONOMIC, COMPETITIVE AND MARKET CONDITIONS AND FUTURE BUSINESS DECISIONS, ALL OF WHICH ARE DIFFICULT OR IMPOSSIBLE TO PREDICT ACCURATELY AND MANY OF WHICH ARE BEYOND OUR CONTROL. ALTHOUGH WE BELIEVE THAT OUR ASSUMPTIONS UNDERLYING THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, ANY OF THE ASSUMPTIONS COULD PROVE INACCURATE AND, THEREFORE, THERE CAN BE NO ASSURANCE THAT THE FORWARD-LOOKING STATEMENTS INCLUDED IN THIS REPORT WILL PROVE TO BE ACCURATE. IN LIGHT OF THE SIGNIFICANT UNCERTAINTIES INHERENT IN THE FORWARD-LOOKING STATEMENTS INCLUDED HEREIN PARTICULARLY IN VIEW OF OUR EARLY STAGE OPERATIONS, THE INCLUSION OF SUCH INFORMATION SHOULD NOT BE REGARDED AS A REPRESENTATION BY US OR ANY OTHER PERSON THAT OUR OBJECTIVES AND PLANS WILL BE ACHIEVED.

                                   THE COMPANY

OVERVIEW

         We were incorporated in Delaware in December 1993 under the name PC411, Inc. In January 1999 we changed our name to CDSI Holdings Inc. to reflect the change in our principal business. Prior to May 8, 1998 our principal business was an online service that transmits name, address, telephone number and other related information digitally to users of personal computers. On May 8, 1998 we acquired Controlled Distribution Systems, Inc. ("CDS") and in November 1998 we transferred substantially all of the non-cash assets and certain liabilities used in our online data distribution business to Digital Asset Management Inc. ("DAMI") in exchange for a 42.5% interest in that company.

CDS

         CDS markets and distributes a pre-paid, wireless, remote operated retail inventory control and dispensing system for tobacco products called the Coinexx Star 10. The Coinexx Star 10 is designed to replace the traditional coin-operated cigarette vending machine. It is similar in appearance and "end function" to traditional coin operated cigarette vending machines, but has no coin slots or bill acceptors. When a purchase is made, the buyer first pays a cashier who activates the unit via a small, hand-held, wireless remote control transmitter. The customer then goes to the unit, waits for the select light to appear, selects the appropriate brand and receives the product. The machine then immediately shuts off.

         The Coinexx Star 10 has two principal competitive advantages over the traditional coin-operated cigarette vending machines. First, certain states and local governments have advised us that, because the Coinexx Star 10 requires a face-to-face transaction between a cashier and consumer, it is not a cigarette vending machine and therefore not covered by their restrictions on the use of traditional coin-operated cigarette vending machines. Second, Coinexx Star 10 has a built-in inventory control system. Therefore, business owners who own or lease the Coinexx Star 10 can increase their profits because they can accurately track the number of cigarette packs sold via the system.

         In December 1998, CDS acquired substantially all of the assets of TD Rowe Corporation's New York cigarette vending route, including all vending machines, for $59,250. As part of the transaction, we also purchased the inventory in the machines for $29,158.

         INDUSTRY BACKGROUND

         In 1997, coin-operated vending machines accounted for $1.425 billion of cigarette sales, compared to $1.4 billion in the prior year. However, unit volume in 1997 decreased to 548 million packs from 580 million in the prior year and the number of machines in use declined to 285,000 from 300,000 in the prior year. By way of comparison, in 1987, dollar volume, unit sales and number of machines in use were $3.41 billion, 2.385 million and 700,000, respectively. The traditional coin-operated cigarette machines are usually located at retail and recreational outlets such as bars, restaurants, bowling alleys, motels, hotels and casinos. The owners of these businesses view the traditional coin-operated cigarette vending machine as a necessary convenience for their customers. Generally cigarettes sold via vending machines are priced up to $1.00 per pack more than they are at newstands, candy shops and other retail outlets.

         The cigarette vending machine industry has not changed significantly over the last 40-50 years. It consists primarily of small, privately held businesses that own the vending machines. In exchange for the right to place a vending machine on his business premises, the owner of the vending machine pays to the owner of the business a fixed fee plus a contingent fee, usually $.25, for each pack of cigarettes sold via the machine. The owner of the vending machine assumes all responsibility for servicing, repairing, restocking and emptying the cash from the machines. The technology of the traditional cigarette vending machine is quite primitive by today's standards. There is no internal accounting system that allows the business owner to accurately track sales via the machines. In addition, the machines are generally unreliable; they often jam and are out of service and there are only a limited number of companies that can service them. Finally, the traditional cigarette vending machine is aesthetically unappealing and, therefore, is usually placed out of sight.

         PENDING LEGISLATION AND REGULATIONS

         Over the last few years, the tobacco industry has been the subject of increasing scrutiny by federal and state legislators and states attorney generals. Of particular concern has been the increase in cigarette smoking by minors. Traditional coin-operated cigarette vending machines have been identified as a principal source of tobacco products for underage smokers. Accordingly over the past few years, the federal government (through the Food and Drug Administration) and state and municipal officials have sought to restrict, or even ban, the use of such machines.

         The FDA has issued regulations claiming jurisdiction over cigarettes as "drugs" or "medical devices" under the provisions of the Food, Drug and Cosmetic Act. These regulations include a ban on cigarette vending machines except those in establishments with age-restricted access. In August 1998, the Fourth Circuit Court of Appeals ruled that the FDA does not have the authority to regulate tobacco products, and declared the FDA's regulations invalid and, in November 1998, that court denied the FDA's petition for rehearing. The FDA is now petitioning the U.S. Supreme Court to review the judgment of the Fourth Circuit Court of Appeals. The ultimate outcome of this litigation cannot be predicted.

         States and municipalities have enacted three general types of prohibitions or restrictions to limit access to cigarette vending machines for those under 18 years of age. A few states and municipalities have prohibited the use of all types of cigarette vending machines, including machines equipped with a "lock-out device" such as remotely controlled switches or special tokens to be purchased from the establishment in which the machine is placed (e.g., California, Connecticut, Vermont and Washington). Many states and municipalities have banned cigarette vending machines, except in establishments that do not admit minors. Several states and municipalities have enacted legislation requiring the use of a lock-out device. To date, courts have rejected arguments that laws prohibiting or restricting cigarette vending machines are unconstitutional. These courts have found that such laws furthered a legitimate state interest by promoting public health goals.

         PRODUCT DESCRIPTION

         Unlike the traditional coin-operated cigarette vending machine, the Coinexx Star 10 does not accept money. The Coinexx Star 10 operates as follows:

         o  A customer approaches a cashier to purchase cigarettes.

         o The cashier is supposed to verify the age of the purchaser before accepting payment. The money goes directly into the cash register and is rung up on the cigarette sale key. While the cash register drawer is open, the cashier activates the Coinexx Star 10 using an RF transmitter device located in the cash drawer.

         o The transmitter sends a signal to the Coinexx Star 10. The system has a built-in timer that is calibrated to the estimated time it takes the customer to walk from the cashier to the unit. The system will not dispense cigarettes until it flashes a "select" sign, signaling the customer to make a selection.

         o After the selection is made, or if a selection is not made within an allotted time, the system shuts down and locks. If the customer did not make a selection, he must go back to the cashier for a refund or to reactivate the system. If the customer did not make a selection, an indicator light flashes alerting the cashier that a selection was not made.

         o After each pack is dispensed, the system records the sale. The register key and counter can then be used to provide proper verification and reconciliation of inventory.

         MARKETING

         We believe that leases and sales of the Coinexx Star 10 will be driven by two primary factors. The first factor is the growing movement to ban or limit the use of traditional coin-operated cigarette vending machines and the second factor is the higher profits business owners can realize because of the inventory control capability of the Coinexx Star 10.

         We believe the Coinexx Star 10 has four significant marketing advantages over the traditional cigarette vending machine.

         o The Coinexx Star 10 is not a coin-operated vending machine and therefore may be permitted in jurisdictions that have banned or restricted the use of traditional coin-operated cigarette vending machines.

         o Business owners can increase their revenue because they will be able to track sales via the Coinexx Star 10.

         o The Coinexx Star 10 is believed to be more reliable than traditional coin-operated cigarette vending machines.

         o The Coinexx Star 10 reduces product shrinkage that is common with shelf-stocked tobacco products.

         We anticipate that we will derive most of our revenue from the following sources:

         o  Leasing the Coinexx Star 10;

         o  Selling cigarettes to lessees or owners of the Coinexx Star 10;

         o  Selling the Coinexx Star 10; and

         o  Advertisements on the front panel of the Coinexx Star 10 unit.

         We offer potential customers a choice of four programs:

         o RENTAL PROGRAM. The business owner rents the system for 36 months at $69 per month. The business owner is responsible for buying the cigarettes to stock the unit. Our only obligation is to service the system.

         o PARTNER PROGRAM. The business owner rents the system for 36 months at $69 per month. We service the system and supply the cigarettes to stock the unit. The lessee pays us the wholesale price plus $.25 per pack and keeps all the profit.

         o UP-CHARGE PROGRAM. We supply the system for free and service the unit. The business owner agrees to buy all the cigarettes from us at $1.00 per pack above the wholesale price.

         o SALES PROGRAM. The business owner buys the system from us for $3,000 and is responsible for servicing and stocking the unit.

         Currently, we have a wholesale tobacco license for New York and have an application pending in New Jersey. In those states where we are not licensed tobacco wholesalers, we plan to enter into exclusive agency agreements with licensed tobacco wholesalers. In those cases we anticipate receiving 20% of the profits under the Partner Program and the Up-charge Program. To date we have not yet entered into any such agreements and we cannot assure that we will enter into any such agreements or what will be the terms of any such agreements.

         Our marketing efforts are directed to the hotel and food service industries. The primary avenues are trade publications and trade shows.

         COMPETITION

         We expect to compete with traditional coin-operated cigarette vending machines in jurisdictions where their use continues to be permitted. We further expect that the traditional coin-operated cigarette vending machine industry will promote devices, such as "lock-out devices", in order to comply with state and local rules, regulations and ordinances restricting access to minors. We also expect that new products will be introduced with technologies and characteristics similar to those of the Coinexx Star 10. Finally, we also expect strong lobbying efforts from certain groups who seek to regulate and even ban the sale of tobacco products.

         The general industry in which we operate -- i.e., the vending machine industry -- is characterized by rapidly evolving technology and intense competition. We face potential competition from a number of established domestic and international companies, all of which have vastly greater engineering, manufacturing, marketing and financial capabilities than we do. We expect competition to increase as retail sales of tobacco are subject to continuing government regulation. Our ability to compete successfully in existing and future markets will depend on our success in marketing the Coinexx Star 10, effectively utilizing intellectual property laws to protect our product, including full exercise of our patent rights, improving the quality, reliability, ease of use, price, and diversity of our product, keeping our costs low, expanding our product line, product introductions by our competitors and general domestic and international economic conditions.

         We believe that the Coinexx Star 10 is the only remote controlled inventory and dispensing system for cigarettes offered in the United States. However, we expect that competing products will be developed soon in response to new legislative and regulatory developments. If competing products are approved for sale and become commercially available in the United States in the future, they could have a material adverse effect on sales of the Coinexx Star 10 and, as a result, on our business and financial condition.

         INTELLECTUAL PROPERTY

         We rely primarily on patents to protect the technology used in the Coinexx Star 10. To a lesser extent we also rely on a combination of trade secret, copyright and trademark laws, confidentiality procedures and other intellectual property protection methods to protect our proprietary technology.

         The commercial success of the Coinexx Star 10 depends on, in part, our ability to protect and defend our intellectual property rights and the competitive advantages inherent in those rights. We cannot assure you that we will be successful in these efforts. Our patent position is subject to certain uncertainties and may involve complex legal and factual issues. Consequently, we cannot assure you that claims allowed by any existing or future patents issued or licensed to us will not be challenged, invalidated or circumvented, or that any rights granted under such patents will provide us with adequate protection. Moreover, we may be required to participate in proceedings to determine the priority of inventions, which could result in substantial costs. Further, while we believe that the Coinexx Star 10 does not infringe upon the domestic or foreign patent rights or other intellectual property rights of others, we cannot assure you that we will not be required to defend against future infringement claims of third parties. Such additional litigation could represent a substantial commitment of our limited resources and a substantial commitment of time and energy from management without any assurance that we will ultimately prevail on the merits. As a result, the potential of such litigation could represent a material adverse effect upon our future financial condition and results of operations.

INVESTMENT IN DAMI

         DAMI was organized in October 1998 by Dean Eaker, our former Chief Executive Officer and President and a former member of our Board of Directors, to acquire substantially all of the non-cash assets and certain liabilities of our online information delivery service. We currently have a 42.5% interest in DAMI. The other stockholders in DAMI are Acxiom Corporation, which also owns 42.5% interest, and members of DAMI's management, who own the remaining 15%. Our interest in DAMI could be reduced if, as contemplated, a new investor is introduced and if certain performance thresholds are achieved, in which case management's ownership stake would be increased. Currently, we have the right to designate one member (out of five) of DAMI's Board of Directors.

         DAMI designs, develops and distributes proprietary search tools for accessing, delivering and utilizing this data for a variety of sales and marketing tasks. These products and services are intended to be used by the United States small business/home office (SOHO) market. DAMI's products and services are currently distributed through its website currently located at WWW.DIGITALASSET.NET.

         DAMI is creating a new website where small business owners and marketers will come to purchase a variety of products and services to facilitate their direct marketing efforts. The site will include information on DAMI's products and services and editorial content on small business marketing strategies and tactics focused on direct marketing and chat services for peer to peer interaction. The site may also offer online seminars by industry personalities as well as forums and bulletin boards where questions are posted and answered and small business people can communicate ideas and experiences. Other services will include calendaring for events and personalization for one-to-one marketing efforts.

         DAMI's primary revenue source will be sales of annual subscriptions. Subscribers to the DAMI data will have unlimited opportunity to download information from the website and use it to create up-to-date, targeted direct mail lists. DAMI also expects to generate revenues through strategic alliances and marketing relationships it develops with key SOHO product and service providers and associations.

         INDUSTRY BACKGROUND

         The Direct Marketing Association estimates that 1998 expenditures for non-Internet direct marketing exceeded $152 billion and Internet expenditures were $1 billion. By 2002 Internet marketing expenditures are expected to reach $71 billion. It has been estimated that there are more than seven million small businesses (99 people or less) in the United States and more than 1.6 million of these businesses have access to the internet.

         Small businesses need timely and accurate information about their prospects, clients, markets, opportunities, advantages and threats. They need cost-effective solutions to manage their marketing problems and strategies and need to be educated about direct marketing database and online data distribution services and solutions, integrated marketing approaches, and, particularly, direct mail. Typically, mailing lists are sold on a per name and usage basis. Generally, the accuracy of these lists is questionable and they go stale relatively quickly. In addition, most lists are downloaded as text files that have to be converted manually into a form that can be used for printing mailing labels. DAMI's goal is to provide small business owners with an affordable, reliable, easy to use results-oriented process, data and support.

         MARKETING

         DAMI has been and will continue to focus its marketing activities on a number of SOHO market segments. These include:

         o  INSURANCE, focusing on independent insurance agents;

         o RETAIL, focusing on independently owned retail locations, as well as regional chains;

         o HOSPITALITY, including independently owned restaurants and entertainment facilities;

         o PROFESSIONAL SERVICES, including accounting, legal, and other professionals; and

         o  SOHO GENERAL, including home based businesses.

         DAMI intends to drive sales through a combination of web and traditional marketing channels and methodologies. For example, DAMI intends to be the online distributor for selected publishers.

         DAMI's Internet delivery products will be complemented by an off-line marketing program that includes direct mail, small business trade publication advertising, telemarketing, trade show participation and a national seminar series in conjunction with other companies and institutions that service this business segment. To complement this effort, a channel distribution program has begun that targets the associations of which the small businesses are members.

         PRODUCTS AND SERVICES

         o PC411 versions 3.0 and ThinkPC411 provide telephone directory information that can be exported to a customer's database. This service is currently being offered for a yearly subscription of $39.95-$49.95 with no per search fees. Each search is limited to 1,000 names.

         o "ThinkDirectMail" is slated for release in April 1999 and will allow subscribers to retrieve direct marketing lists with extensive geographical and business search criteria, as well as easy integration with the leading contact management products. This service will be offered at an annual subscription rate currently targeted at $175 per year.

         o The ThinkNeighborhoods service, scheduled for release in fourth quarter of 1999, will incorporate higher levels of demographic data, such as lifestyle, finances, and home information, as search criteria for more targeted and profitable direct marketing campaigns.

         o The server software is also packaged as a software developers kit for integration with third party software packages in "point of sale" credit card verification, interactive voice response and computer telephony for direct marketing applications. DAMI is discussing with and has already signed several target integrator program partners.

         DAMI's software products are constructed to allow the eventual integration and delivery of data from multiple sources. This capability includes software filters that transform third party suppliers' content into standard formats for loading into the database. As a result DAMI can supplement and complement data as determined by market requirements.

         COMPETITION

         There are two main areas of competition for the DAMI's products and services: direct and indirect. Direct competition comes from companies that maintain and distribute prospect lists and demographic information for direct mail and other marketing activities. These companies can be broken into three groups: data aggregators, list brokers and full-service direct marketing firms. Data aggregators are large multi-national businesses, primarily targeting their marketing activities toward Fortune 1000 companies to support highly targeted national direct marketing campaigns. These data aggregators also resell their resources to the list brokers and full-service direct marketing firms. List brokers typically provide lists in either label or electronic media format based on customer search criteria. Direct marketing firms provide complete direct mail solutions from list creation to fulfillment. Several mailing list companies have taken the traditional model and utilized the Internet as a distribution channel. Currently, all of these companies are charging by name with prices ranging from $.04 to more than $1. Online competitors include MySoftware, a small business productivity tool and mailing list software developer ($0.13 -$1.00 per name), and Sales Leads USA, a subsidiary of InfoUSA providing business to business lists ($.20-$1.50 per name). In all of these cases, lists are sold on a per name and usage basis, becoming increasingly more expensive as search criteria becomes more refined. Indirect competition includes any form of marketing that small businesses would currently be using. This includes direct marketing activities with lists purchased through list brokers and advertising in local/regional newspapers or magazines and on local/regional radio or television.

         Data aggregators are not considered direct competition to DAMI's current plans. Potential competition comes from other online services establishing similar relationships with the other major data aggregators. In fact, DAMI has established a collaborative agreement with one of its principal shareholders, Acxiom, one of the largest data aggregators, to be the primary data provider for its online services.

         Traditional mail list brokers and full service direct marketing firms typically focus on companies with annual direct marketing budgets of more than $100,000. DAMI plans on delivering small databases (1,000 at a time, several times per year) and a fixed subscription price with no additional fees per label or search.

         The online mail list brokers are following the price/delivery model of traditional mail list brokers, I.E. charging on a per name/usage basis and delivering the data in the form of lists. Indirect competitors, including the free Internet search services such as Who, Where and 411, provide only one correct response for the search in HTML format, requiring the user to re-enter the data into another application. The inherent problem of retail CD-ROM products is that delivery on multiple discs, out of date data and lack of search tools have hindered the effectiveness of this channel.

         To counter these competitive offerings, DAMI aims to deliver its products and services at a low fixed price subscription fee; leverage the relationship with and investment from Acxiom; and develop superior patent protected search tools. Additionally, DAMI plans to initiate a number of education programs and services to inform small business owners about the advantages of direct mail marketing.

         INTELLECTUAL PROPERTY

         DAMI believes that it will be critical to establish itself as a branded supplier of directory assistance services and information. Accordingly, DAMI regards its trademarks, copyrights, service marks, trade names, trade secrets, and similar intellectual property as important to its success, and relies upon trademark and copyright law, trade secret protection, and confidentiality and/or license agreements with its employees, customers, partners, and others to protect its proprietary rights. "PC411" is a registered service mark on the principal register of the United States and is owned by DAMI. In addition, DAMI has copyrighted the PC411 FOR WINDOWS 3.0 software. No assurance can be given that any copyright or service mark will be enforceable. Copyright and trademark laws afford only limited protection. DAMI intends to protect its service mark and copyright by taking appropriate legal action whenever necessary, although we cannot assure you that DAMI will be able to effectively enforce or protect its proprietary rights and prevent others from using the same or similar marks or copyrights. DAMI's inability or failure to establish or adequately protect its intellectual property rights may have a material adverse effect on its business. Similarly, a determination that DAMI infringes or otherwise violates the proprietary rights of others may cause DAMI to incur significant expense and may also have a material adverse effect on DAMI's growth prospects.

         GOVERNMENT REGULATION

         Generally, there are few specific government imposed regulations that apply to products and services sold over the Internet. There exists, however, the risk that the data network industry could be affected by executive order, legislation regulation or administrative rules or orders. Recent legislative enactments, such as the Telecommunications Act, and other proposals aimed at limiting the use of the Internet to transmit certain information or protect individual privacy may decrease demand for Internet access, chill the development of Internet content, or have other adverse affects on Internet service and product providers such as DAMI. Any such policy or regulations could also make use of and access to the Internet more difficult or costly. Finally, although DAMI distributes published information that is already legally available to the public, there can be no assurance that DAMI will not face issues regarding invasion of privacy. Regulatory changes or new regulations relating to the telecommunications and media industries or with respect to invasion of privacy could directly effect DAMI's business by either placing restrictions on DAMI or creating opportunities for other competitors.

EMPLOYEES

         As of March 31, 1999, we had two employees, our President and Chief Executive Officer and our Chief Financial Officer, both of whom are also employees of New Valley Corporation, our largest stockholder. CDS has 12 employees, all of whom are full-time. In addition, DAMI has 18 employees. We believe that we have good relations with our employees. None of our employees is represented by a collective bargaining agreement.

                                  RISK FACTORS

         LIMITED OPERATING HISTORY. Both CDS and DAMI have limited operating histories, limited revenues and a limited customer base. Furthermore, the industries in which CDS and DAMI operate are evolving and, in the case of CDS, subject to extensive government regulation. Our prospects, therefore, must be evaluated in light of the risks and uncertainties frequently encountered by a company trying to establish a new line of business and operating in a highly regulated industry. Thus, our future success depends on our ability to

         o convince legislators and regulators that the Coinexx Star 10 is not a cigarette vending machine;

         o  establish distribution networks for the Coinexx Star 10;

         o  establish a brand identity for the Coinexx Star 10;

         o  maintain effective quality control over our product;

         o attract, hire, retain and motivate qualified sales, operating and management personnel;

         o develop and upgrade our management, technical, information and accounting systems;

         o  respond to regulatory and competitive developments promptly;

         o introduce enhancements to our existing products to address new technologies and standards, expand into new markets (such as convenience stores and supermarkets) and evolving customer demands; and

         o control costs and expenses and manage higher levels of capital expenditures and operating expenses.

         In addition, our operating results will also depend on external factors such as the development of similar or superior products by competitors and general economic conditions. We cannot assure you that we can successfully address any of these challenges in an efficient and timely manner, which could have an adverse effect on our business, financial condition, results of operations and the value of our securities.

         LIMITED PUBLIC TRADING MARKET FOR OUR SECURITIES; DELISTING OF COMMON STOCK FROM NASDAQ SMALLCAP MARKET. There has been a limited public trading market for our Common Stock and there can be no assurance that such market will improve in the future. During 1998, the average daily trading volume of our Common Stock was approximately 20,598 shares, with 52 days having no trading activity. As of March 24, 1999 our Common Stock is no longer listed on the Nasdaq SmallCap Market. Trading, if any, in our Common Stock is conducted in the over-the-counter market in the so-called "pink sheets" published by the National Quotation Bureau or the OTC Bulletin Board of the National Association of Securities Dealers, Inc. As a consequence, a stockholder would likely find it more difficult to sell or to obtain quotations as to prices of our Common Stock.

         HISTORY OF LOSSES; EXPECTATION OF FURTHER LOSSES. Since our inception, we have incurred net losses in each fiscal quarter. As of December 31, 1998, we had an accumulated deficit of $4.7 million. We anticipate that our operating expenses will increase substantially in the foreseeable future as we initiate a sales and marketing program for the Coinexx Star 10. Accordingly, we expect to continue to incur losses in the immediate future. We cannot assure you that we will eventually generate sufficient revenues to offset our anticipated costs.

         LIMITED REVENUE; MARKET ACCEPTANCE OF PRODUCT. We plan to derive revenue from the following sources:

         o  Leasing the Coinexx Star 10;

         o  Selling cigarettes to lessees and owners of the Coinexx Star 10;

         o  Selling the Coinexx Star 10; and

         o  Advertising on the Coinexx Star 10.

         To date we have had limited revenue. As of December 31, 1998, approximately 20 units were in use. By March 31, 1999 that number had increased to approximately 60. For a variety of reasons, including our limited operating history and the fact that we operate within a highly regulated industry, we cannot accurately forecast the scope, magnitude or timing of our future revenues, if any. Our future success depends on our ability to lease or sell the Coinexx Star 10 which depends upon, among other things, our marketing and distribution efforts and the reliability of our product. In order to increase leases and sales of the Coinexx Star 10 we must enter into long-term agreements with distributors. We have not entered into any such agreements and we cannot assure you that we will be able to enter such agreements or what will be the terms of such agreements. We have limited resources for marketing, distribution and sales and we cannot assure you that we will be successful in leasing or selling the Coinexx Star 10, that a market for the Coinexx Star 10 will develop at all or what will be the growth rate of such a market should it develop. If the market fails to develop, develops more slowly than expected or becomes too crowded or if the Coinexx Star 10 does not achieve market acceptance, our business, results of operations and financial condition will be adversely affected.

         NEED FOR ADDITIONAL FINANCING. At December 31, 1998 we had available cash of only about $1.9 million, which amount had declined to approximately $1.4 million at the end of the first quarter of 1999. We expect our operating expenses will increase significantly as a result of additional sales and marketing costs for the Coinexx Star 10. If we cannot generate any appreciable amount of revenue relatively quickly, we will have to adjust spending, which would hurt our business. Alternatively, we would have to raise money by selling securities or incurring bank or other debt. We cannot assure you that we will be able to obtain additional financing or what will be the terms of such financing. Our ability to obtain any additional financing may be limited by our financial condition, our operating results or the condition of the financial markets. If additional funds are obtained by selling equity securities, the percentage ownership of our existing stockholders will be reduced and such securities may have rights, preferences or privileges senior to those of the holders of the Common Stock. On the other hand, we may not have sufficient assets to support a large amount of debt or the cash flow to support interest and amortization payments with respect to such debt. Furthermore, any such indebtedness could contain covenants that would restrict our operations. Accordingly, any debt financing could have a material adverse affect on our business, financial condition and results of operations. If we cannot raise additional capital on acceptable terms when needed, our business, financial condition and results of operations will suffer.

         ADDITIONAL FUNDING OBLIGATIONS FOR DAMI. We have agreed to loan DAMI $200,000 for working capital if certain conditions are met and have received a request for this funding from DAMI. Any additional capital provided to DAMI will divert scarce resources from our primary business, the Coinexx Star 10 Machine. As a result, we may have to seek additional financing sooner than we anticipated.

         PENDING LAWSUIT. We are a defendant in a lawsuit asserted by a former employee seeking a severance payment of $150,000 plus interest, which could result in an adverse judgement of approximately $175,000. We believe the claim is without merit; however, no assurance can be given that the we will prevail in our defense of the claim which is currently scheduled to go to trial in May 1999. Any amounts paid by us in connection with this lawsuit will further reduce our financial resources available for the expansion of our business.

         GOVERNMENT REGULATION. The federal government (through the Food and Drug Administration) and state and municipal officials have sought to restrict, or even ban, the use of traditional cigarette vending machines. The primary purpose of the restrictions that have been promulgated is to limit access for individuals under 18 years of age. We believe, and we have been advised by our counsel, that the Coinexx Star 10 would be permitted under the FDA regulations issued in August 1996; however, we cannot assure you that the FDA or these other state and local municipalities will permit the Coinexx Star 10. If the FDA or a significant number of state and local municipalities that restrict, or ban, the use of traditional cigarette vending machines will not permit the Coinexx Star 10, our business, results of operations and financial condition will be adversely affected.

         RAPID TECHNOLOGICAL CHANGE. Demand for the Coinexx Star 10 will depend on, in part, technological developments, evolving industry standards, and frequent new product introductions and enhancements. The development and introduction of new coinless cigarette dispensing systems using different technology could render the Coinexx Star 10 obsolete and unmarketable. We must continually improve the performance, features, and reliability of the Coinexx Star 10 and modify the Coinexx Star 10 to work with new technological standards in response to new government regulations, evolving demands of the marketplace and competitive products. This will require significant amounts of capital. In addition, we cannot assure you that the announcement or introductions of new products by our competitors or any change in industry standards will not cause customers to defer or cancel purchases of our product.

         INTENSE COMPETITION. We believe that we will face intense competition from vending machine manufacturers and distributors, particularly as legislators and regulators continue to regulate the sale of cigarettes. Many of our existing and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, personnel, sales and marketing and other resources than we do. These competitors may be able to respond more quickly to new rules and regulations, emerging technologies and changes in customer requirements and to devote greater resources to the development, promotion and sale of their products and services than we can.

         We believe that our ability to compete successfully depends on the following:

         o  the quality of our product;
         o  our ability to establish distribution networks;
         o  brand awareness and market presence;
         o the features, ease of use and timing of introductions of new products by us and our competitors;
         o  the pricing policies of its competitors and suppliers; and
         o  industry and general economic trends.

         DEFECTS. The Coinexx Star 10 may contain undetected errors or defects resulting in product redevelopment costs and loss of, or delay in, market acceptance, delays in collecting accounts receivable and additional service costs.

         RISKS OF GROWTH AND EXPANSION. Any measurable growth in our business will result in additional demands and place a significant strain on our limited management, administrative, operational, financial and technical resources and increased demands on our systems and controls. We cannot assure you that our existing resources are adequate to facilitate our future growth. In addition, we cannot assure you that our operating and financial control systems will be adequate to support future operations and growth. As our business grows, we will have to hire additional qualified management, administrative, sales, marketing and technical personnel to manage and support this growth. Competition for qualified employees is intense, and we may not be able to find suitable personnel to meet our immediate needs. The inability to recruit and hire necessary personnel could have a material adverse effect on our business, financial condition and results of operations. Our failure to upgrade our operating and financial control systems, the emergence of unexpected expansion difficulties or our failure to manage our growth properly could have a material adverse effect on our business, financial condition and results of operations.

         NEW SENIOR MANAGEMENT. In November 1998, all of our executive officers resigned and were hired by DAMI. Richard J. Lampen was then elected as our President and Chief Executive Officer. Mr. Lampen is currently a senior executive officer of New Valley Corporation. In addition, our Chief Financial Officer, J. Bryant Kirkland III, is also an executive officer of New Valley Corporation. Accordingly, they do not devote their full time and attention to the affairs of the Company. In addition, in February 1999, Mark Elmore, the former President of CDS, resigned. Mr. Elmore's duties were assumed by Todd Eisenbud and Jim Brock, CDS' Vice Presidents. If they cannot adequately perform Mr. Elmore's functions, for whatever reason, CDS' business would suffer and it may have to hire a new president resulting in additional operating expenses.

         SUBSTANTIAL DEPENDENCE UPON THIRD PARTIES. We depend substantially on New Valley Corporation, which, indirectly, owns 47.75% of our issued and outstanding Common Stock, for several administrative and management functions. In addition, we have an agreement with Jofemar S.A. of Spain to manufacture the Coinexx Star 10. We cannot assure you Jofemar will continue to manufacture the system or that the units they do manufacture will meet our quality control standards. If they fail to manufacture the system or produce defective units, it may be difficult for us to enforce our rights against them. In such case, we would have to find another manufacturer that could result in additional costs, delays and customer dissatisfaction, all of which could have an adverse impact on our business.

         FAILURE TO PROTECT INTELLECTUAL PROPERTY RIGHTS MAY ADVERSELY AFFECT OUR BUSINESS. We believe that our success depends on the viability of our patents regarding the Coinexx Star 10 as well as our ability to develop other proprietary rights, such as trademarks, trade names, service marks and copyrights. In particular, our current or future competitors may challenge our patents, try to limit the scope of our patent rights or try to limit our ability to obtain additional or broader patent rights. A successful challenge to the validity of any of our patents and/or patent rights may adversely affect our competitive position and could limit our ability to commercialize our product. Further, we may in the future be required to initiate litigation to protect our patents. We cannot assure you that we will have the resources necessary to pursue such litigation or otherwise protect our patent rights. The defense and prosecution of patent suits is costly and time-consuming, even if the outcome is favorable. An adverse outcome in the defense of a patent or infringement suit could subject us to significant liabilities to third parties, require us to cease distributing products that infringe or require disputed rights to be licensed from third parties. Such licenses may not be available on satisfactory terms or at all. We believe that continued regulation of the retail tobacco industry will lead to competing products and technologies and therefore increase the likelihood of patent litigation. Any litigation could consume a substantial portion of our financial and personnel resources and, regardless of the outcome of such litigation, have a material adverse impact upon our business, results of operations and financial condition.

         We intend to protect our proprietary rights by relying on statutory and common law rights, entering into confidentiality agreements, where appropriate, with our employees, consultants, vendors and customers, license agreements with third parties and will generally seek to control access to and distribution of any technology, documentation and other proprietary information. Legal standards relating to the validity, enforceability and scope of protection of certain intellectual property rights are uncertain. We cannot assure you as to the future viability or value of any of our intellectual property, that the steps we have taken or will take to protect any intellectual property rights will be adequate or that third parties will not infringe or misappropriate our proprietary rights. Any such infringement or misappropriation, should it occur, could have a material adverse effect on our business, results of operations and financial condition. Furthermore, we cannot assure that our business activities will not infringe upon the proprietary rights of others, or that other parties will not assert infringement claims against us. Such claims and any resultant litigation, should they occur, could subject us to significant liability for damages and could result in invalidation of our proprietary rights, could be time-consuming and expensive to defend (even if not meritorious), and could result in the diversion of management time and attention, any of which could have a material adverse effect on our business, results of operations and financial condition.

         FLUCTUATIONS IN QUARTERLY OPERATING RESULTS. Our quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, some of which are outside of our control. These factors include general economic conditions, government regulations, capital expenditures and other costs relating to the expansion of operations, the timing of new product announcements by us or our competitors, changes in our marketing strategies or those of our competitors, market availability and acceptance of new versions of our products or those of our competitors. Accordingly, quarterly operating results may not be indicative of yearly operating results.

         CONCENTRATION OF STOCK OWNERSHIP. Direct Assist Holding, Inc., a wholly owned subsidiary of New Valley Corporation, beneficially owns approximately 47.75% of our outstanding Common Stock. As a result, New Valley Corporation, through Direct Assist Holding, controls all matters requiring stockholder approval, including the election of directors, the appointment of officers and approval of significant corporate transactions including our sale or a sale of all or substantially all of our assets.

Such concentration of ownership may also have the effect of delaying or preventing a change in control of us. In addition, we are subject to a State of Delaware statute regulating business combinations which may also hinder or delay a change of control.

         ABSENCE OF DIVIDENDS. We have not paid any dividends in the past and do not expect to pay cash or stock dividends in the foreseeable future. To the extent, we have earnings in the future, we intend to retain such earnings.

         LIMITATION ON DIRECTOR LIABILITY. As permitted by the Delaware General Corporation Law ("DGCL"), our Restated Certificate of Incorporation limits the liability of our directors to our stockholders for monetary damages for breach of a director's fiduciary duty, including breaches which constitute gross negligence, subject to certain limitations imposed by the DGCL. As a result, under certain circumstances, neither we nor our stockholders will be able to recover damages, even if directors take action which harm us.

         BARRIERS TO TAKEOVER. We are a Delaware corporation and, thus, are subject to the prohibitions imposed by Section 203 of the DGCL, which is generally viewed as an anti-takeover statute. In general, this statute prohibits us from entering into certain business combinations without the approval of the Board of Directors, the effect of which is to discourage, prohibit or delay mergers or other attempted takeovers or changes in control of us. We currently have only a single class of Common Stock outstanding and there is no current plan to designate or issue any such securities. The Board of Directors, without any action by our stockholders, is authorized to designate and issue shares in such additional classes or series (including classes or series of preferred stock) as it deems appropriate and to establish the rights, preferences and privileges of such shares, including dividends, liquidation and voting rights. The rights of holders of preferred stock and other classes of Common Stock that may be issued may be superior to the rights granted to the holders of the existing classes of Common Stock. Further, the ability of the Board of Directors to designate and issue such undesignated shares could impede or deter an unsolicited tender offer or takeover proposal and the issuance of additional shares having preferential rights could adversely affect the voting power and other rights of holders of Common Stock. Issuance of preferred stock, which may be accomplished though a public offering or a private placement, may dilute the voting power of holders of Common Stock (such as by issuing preferred stock with super voting rights) and may render more difficult the removal of current management, even if such removal may be in the stockholders' best interests. Any such issuance of preferred stock could prevent the holders of Common Stock from realizing a premium on their shares.

         YEAR 2000 COSTS. We have evaluated the implementation of the century date change on our internal computer systems and those of CDS and DAMI and believe we are all year 2000 compliant. CDS believes that its dispensing machine is Year 2000 compliant and we have been informed by DAMI that the PC411 Service is Year 2000 compliant. Furthermore, we use personal computers less than three years old for all accounting functions. However, the failure of our service providers to resolve their own processing issues in a timely manner could result in a material financial risk. As a result, we are presently confirming that our service providers are adequately addressing Year 2000 issues. However, there can be no complete assurance of success, or that interaction with service providers will not impair our subsidiary's and our affiliate's services.

         FORWARD-LOOKING STATEMENTS. This Form contains forward-looking statements that involve risks and uncertainties. We use words such as "anticipate," "believes," "expects," "future" and "intends" and similar expressions to identify forward-looking statements. You should not unduly rely on these forward-looking statements, which apply only as of the date of this Form. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks described above and elsewhere in this Form.

ITEM 2. PROPERTIES

         Our corporate offices are located in the executive offices of New Valley Corporation. CDS leases approximately 5,738 square feet of office space in Fort Lee, New Jersey for its corporate offices, sales, customer service and administrative functions for a term ending in June 2003. The annual rent for the premises will be approximately $113,660 for 1999.

         We also lease approximately 3,000 square feet of space in Inglewood, California that we previously used for our executive offices and for all of our sales, data center, service and administrative functions. Monthly rent is $2,530 plus a proportionate share of utilities, insurance, capital and operation expenses. The lease terminates August 31, 2000 and we are seeking to sublease the space.

         We believe that our current facilities are adequate for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

         Reference is made to Note 8 to our Consolidated Financial Statement included elsewhere in this report on Form 10-KSB.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our Common Stock, par value $.01 per share, and Redeemable Class A Common Stock Purchase Warrants were traded in the over-the-counter market and were quoted through the National Association of Securities Dealers Automated Quotation System on the SmallCap Market System under the symbols CDSI and CDSIW, respectively, through March 23, 1999. Commencing March 24, 1999 our securities were delisted from the Nasdaq SmallCap Market because we could not comply with the requirement that the value of our public float be at least $1 million and that the minimum bid price per share of our Common Stock be $1.00. See "Risk Factors - Limited Public Trading Market for our Securities; Delisting of Common Stock from NASDAQ SmallCap Market" in Item 1 above.

         The following table sets forth, for the periods indicated, the high and low closing bid quotations per share for our Common Stock and Warrants as reported by Nasdaq. The sale prices set forth below reflect inter-dealer quotations, do not include retail mark-ups, markdowns or commissions and do not necessarily represent actual transactions.

          COMMON STOCK                          HIGH                  LOW
       ------------------                    ----------           -----------
       1998
       First Quarter                         $   1.6875           $   0.375
       Second Quarter                            2.3125               0.4375
       Third Quarter                             0.71875              0.21875
       Fourth Quarter                            1.50                 0.21875

            WARRANTS
       ------------------
       1998
       First Quarter                         $   0.3125           $   0.0625
       Second Quarter                            0.40625              0.09375
       Third Quarter                             0.125                0.0625
       Fourth Quarter                            0.125                0.0625

         As of March 31, 1999 the closing bid price per share for our Common Stock and Warrants, as reported by Nasdaq, was $0.15625 and $0.0625, respectively. As of March 19, 1998, there were 86 and 24 holders of record of our Common Stock and Warrants, respectively.

         DIVIDEND POLICY

         We have not declared or paid dividends to our stockholders since its inception and have no intention of paying any dividends to our stockholders in the foreseeable future. We intend to reinvest earnings, if any, in the expansion of our business.

         RECENT SALES OF UNREGISTERED SECURITIES

         On May 6, 1998, we granted the former President of CDS an option to purchase 110,000 shares of our common stock at $1.50 per share. On November 5, 1998, we granted J. Bryant Kirkland III options to purchase 6,000 shares of our common stock at $.28 per share upon his election as a director. The foregoing transaction was effected in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act or did not involve a "sale" under the Securities Act. We did not issue any other securities during 1998.

         CHANGES IN SECURITIES AND USE OF PROCEEDS

         On May 21, 1997, we completed an initial public offering of 1,322,500 units (including 172,500 units from the exercise of the underwriter's over-allotment option), each unit consisting of one share of Common Stock and one Warrant. The units were sold for $5.75 each. Net proceeds from the IPO were approximately $5.9 million.

         On August 14, 1997, we filed our initial report of sales of securities and use of proceeds therefrom on Form SR. Form SR has been discontinued and we will continue to report the following information in our quarterly and annual filings until the proceeds have been fully used.

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

            d. Common stock issuable upon conversion of the Warrants.

            e. Underwriter's Options - The Underwriter's Options are convertible into Units at an exercise price of $9.49 per Unit.

         4. The Amount and Aggregate Offering Price of Securities Registered and Sold to Date For the Account of the Issuer:


                                                                    AGGREGATE PRICE OF OFFERING
       TITLE OF SECURITY                   AMOUNT REGISTERED             AMOUNT REGISTERED               AMOUNT SOLD
--------------------------------          --------------------    ---------------------------------     --------------
Units                                           1,322,500                 $    7,604,375                 1,322,000
Common Stock                                    1,322,500                             --                        --
Warrants                                        1,322,500                             --                        --
Other Common Stock                              1,322,500                 $    8,067,250                        --
Underwriter's Options                              73,600                 $    1,147,424                        --


         5. Expenses Incurred in Connection with Issuance of Securities:

Underwriting discounts and commissions                              $760,438
Expenses paid to underwriters                                       $228,131
Other expenses (estimated)                                          $730,880
                (All expenses were direct or indirect to others)

         6. Net offering proceeds after the total expenses above were $5,885,000.

         7. Amount of net offering proceeds used for each of the purposes listed below:

Amounts paid to our affiliates:
      Repayment of Indebtedness; preferred stock dividends         $   619,016
Amounts paid to others:
      Temporary investments:
           Money market cash accounts                              $ 1,888,813
           Certificate of deposit                                  $    30,000
      Purchase of machines held for lease/sale                     $   471,122
      Purchase of equipment                                        $   156,983
      Employee compensation - estimated                            $ 1,179,890
      Costs associated with acquisition of CDS                     $   104,250
      Other working capital - estimated                            $ 1,434,926

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         We presently have two lines of business: the marketing of an inventory control system for tobacco products through our subsidiary, Controlled Distribution Systems, Inc. ("CDS"), and the delivery of an on-line electronic directory information service through our investment in Digital Asset Management Inc. ("DAMI").

         CDS. In May, 1998, we acquired the stock of CDS, a company engaged in the marketing and leasing of an inventory control system for tobacco products. Under the terms of the acquisition, the former CDS stockholders received 147,500 shares of our Common Stock at closing. We also agreed to issue an additional 147,500 shares to the former CDS stockholders on each of the first, second and third anniversaries of the closing if, on each such delivery date, CDS was actively engaged in the business it is now engaged. The schedule for the deferred deliveries of stock is subject to a delay of 12 months if the then President of CDS (the "Executive") is not employed by CDS on any of the three anniversary dates and is subject to acceleration if our Common Stock trades at $15 per share for 60 consecutive trading days. The Executive resigned from CDS, effective February 28, 1999, and the delivery scheduled for May 8, 1999 will be delayed for 12 months. In connection with this acquisition, CDS entered into an employment agreement with the Executive, which provides for him to receive salary for a one-year period following his termination of employment. The Executive was also granted options to purchase 110,000 shares of our Common Stock at $1.50 per share. CDS did not have any significant tangible assets at the time of acquisition. The aggregate of the fair value of the shares issued and issuable to the CDS stockholders as consideration for the acquisition of $339,250 and the legal and other costs incurred in the acquisition of $104,250 have been capitalized and will be amortized over an estimated useful life of five years.

         CDS markets a dispensing machine for cigarettes, which is controlled by a remote-control device. The Coinexx Star 10 distributes and is designed to replace the current money-operated cigarette vending machine. CDS' product is differentiated from the current money-operated vending machine by a remote-control transmitter, which may only be activated by an authorized individual. Thus, the Coinexx Star 10 requires a face-to-face transaction between the operator (typically a cashier) and the customer wishing to purchase cigarettes. CDS' management believes that this method for dispensing cigarettes would be permitted under the final Food and Drug Administration regulations issued August 28, 1996. CDS believes that the principal market for its equipment consists of restaurants, bars and taverns. CDS intends to lease its equipment to these entities for a 36-month term and intends to derive additional revenues from sales of the units and by selling advertising space on the machine's panels. CDS will depreciate the equipment over five years. As of March 31, 1999, CDS had entered into approximately 60 leases for machines.

         In December 1998, CDS acquired substantially all of the assets of TD Rowe Corporation's New York state cigarette vending route, including vending machines, for $59,250. We paid $20,000 at closing and the remaining $39,250 in the first quarter of 1999. As part of the transaction, we also purchased the inventory in the machines for $29,158.

         DAMI. On November 5, 1998, we contributed the non-cash assets and certain liabilities of our on-line electronic delivery information service (the "PC411 Service") to Digital Asset Management, Inc. ("DAMI"). The assets contributed include the tradename for "PC411 for Windows 3.0", distribution agreements with equipment manufacturers, subscriber contracts for the PC411 Service, our internet site and domain name, all property, plant and equipment, including hardware and software, relating to the PC411 Service and all accounts receivable, inventories and prepaid expenses relating to the PC411 Service. The contributed assets did not include our cash and marketable securities and other financial investments. The liabilities assumed by DAMI include our obligations to Acxiom Corporation ("Acxiom") under a data licensing agreement, up to $10,000 of liabilities under OEM distribution agreements, our obligations to provide the PC411 Service to subscribers and up to $10,000 of other pre-closing liabilities. See Item 1, "Description of Business - Investment in DAMI".

         DAMI was organized by Dean Eaker, our former President, Chief Executive Officer and director, and Edward Fleiss, our former Vice President and Chief Technology Officer, to continue to operate and develop the PC411 Service. We received preferred stock representing an initial 42.5% interest in DAMI in exchange for the contribution of the PC411 Service. Acxiom purchased preferred stock representing a 42.5% interest in DAMI for $1,250,000 and will initially designate a majority of the Board of Directors of DAMI. DAMI's management, including Messrs. Eaker and Fleiss, will hold an initial 15% interest in DAMI with options to increase their ownership position to 50% upon satisfaction of operational and financial benchmarks over a three-year period. As a result, we have accounted for our interest in the PC411 Service by using the equity method of accounting after November 5, 1998. We recorded as a capital contribution $462,360 in connection with the transaction, which represented our proportionate interest (42.5%) in the capital raised by DAMI in excess of the carrying value of our net assets contributed to DAMI. We have agreed, under certain conditions, to fund up to $200,000 of an $800,000 working capital line to be provided to DAMI by Acxiom, Dean Eaker and us, and we have received a request for this funding from DAMI.


         We may also seek to acquire other businesses and/or properties, which may or may not be related to our existing businesses. Acquisitions involve numerous risks, including difficulties in the assimilation of the operations and products or services of the acquired companies, the expenses incurred in connection with the acquisition and subsequent assimilation of operations and products or services, the diversion of management's attention from other business concerns and the potential loss of key employees of the acquired company. We may also face increased competition for acquisition opportunities which may inhibit our ability to consummate suitable acquisitions on terms favorable to us. There can be no assurance that we will successfully identify, complete or integrate any future acquisitions, or that acquisitions, if completed, will contribute favorably to our operations and future financial condition.

         Our operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside our control. In addition, we do not have historical financial data for any significant period of time on which to base planned operating expenses. Our expense levels are based in part on our expectations concerning future revenue and to a large extent are fixed. Quarterly revenue and operating results depend substantially upon signing up new customers and retaining such customers which are difficult to forecast accurately. We may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall, and any significant shortfall in revenue in relation to our expectations would have an immediate adverse effect on our business, results of operations and financial condition. In addition, we currently expect CDS to increase significantly its operating expenses as it builds its sales and marketing staff, increases product development spending and invests in infrastructure. To the extent that such expenses precede or are not subsequently followed by increased revenue, our business, results of operations and financial condition will be materially and adversely affected.

         RECENT ACCOUNTING DEVELOPMENTS. For transactions entered into in fiscal years beginning after December 15, 1997, we adopted and are reporting in accordance with SOP 97-2, "Software Revenue Recognition". The adoption of SOP 97-2 did not have a material impact on our financial statements. In March 1998, the AICPA issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 provides guidance that the carrying value of software developed or obtained for internal use is assessed based upon an analysis of estimated future cash flows on an undiscounted basis and before interest charges. SOP 98-1 is effective for transactions entered into in fiscal years beginning after December 15, 1998. We believe that adoption of SOP 98-1 will not have a material impact on our financial statements.

         In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which establishes standards for the way that public business enterprises report information about operating segments. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997. We adopted SFAS No. 131 in the fourth quarter of 1998.

         YEAR 2000 COSTS. We have evaluated the implementation of the century date change on our internal computer systems and those of CDS and DAMI and believe we are all year 2000 compliant. CDS believes that its dispensing machine is Year 2000 compliant and we have been informed by DAMI that the PC411 Service is Year 2000 compliant. Furthermore, we use personal computers less than three years old for all accounting functions. However, the failure of our service providers to resolve their own processing issues in a timely manner could result in a material financial risk. As a result, we are presently confirming that our service providers are adequately addressing Year 2000 issues. However, there can be no complete assurance of success, or that interaction with service providers will not impair our subsidiary's and our affiliate's services.

RESULTS OF OPERATIONS

         For the year ended December 31, 1998 and 1997, the results of operations of our primary operating units, which include the PC411 Service and CDS' were as follows. Effective November 5, 1998, we contributed the PC411 Service to DAMI in exchange for preferred stock in DAMI. We have accounted for our interest in the PC411 Service using the equity method of accounting subsequent to November 5, 1998.

                                                   Year Ended December 31,
                                                -----------------------------
                                                   1998               1997
                                                -----------       -----------
     CDS (1)

     Revenues................................   $    42,526       $        --
     Cost of revenues........................       299,455                --
     Sales and marketing.....................       110,856                --
     General and administrative..............       569,622                --
                                                -----------       -----------
          Total expenses.....................       979,933                --
                                                -----------       -----------
     Operating loss..........................   $  (937,407)      $        --
                                                ===========       ===========

     PC411 SERVICE

     Revenues................................   $    80,019       $   143,132
     Cost of revenues........................       314,037           119,759
     Research and development................       126,776           168,959
     Sales and marketing.....................       371,087           180,313
     General and administrative..............       556,638           760,742
                                                -----------       -----------
          Total expenses.....................     1,368,538         1,229,773
                                                -----------       -----------
     Operating loss..........................   $(1,288,519)      $(1,086,641)
                                                ===========       ===========

     CORPORATE AND OTHER

     Revenues................................   $        --       $        --
     Cost of revenues........................            --                --
     Research and development................        29,249                --
     Sales and marketing.....................            --            12,000
     General and administrative..............       111,843           183,141
                                                -----------       -----------
         Total expenses.....................        141,092           195,141
                                                -----------       -----------
     Operating loss..........................   $  (141,092)      $  (195,141)
                                                ===========       ===========


----------

(1) CDS' results for the year ended December 31, 1998 are for the period from the date of acquisition (May 8, 1998) through December 31, 1998.

         CDS

         CDS' results for the year ended December 31, 1998 are for the period from the date of acquisition (May 8, 1998) through December 31, 1998.

         REVENUES. CDS had revenues of $42,526 for the year ended December 31, 1998. The revenues resulted from the following: $5,876 machine leases, $2,495 machine sales and $34,747 vending route sales of cigarettes. CDS acquired substantially all of the assets of TD Rowe Corporation's New York state cigarette vending route in December, 1998.

         COST OF REVENUES. Cost of sales for CDS consists primarily of a write-down of $235,000 related to CDS' machines at December 31, 1998. Cost of sales also include warehouse expenses and shipping of machines held for lease. $22,534 of CDS' cost of sales resulted from vending route sales. CDS depreciates its machines held for lease over five years once the asset is placed in service.

         SALES AND MARKETING EXPENSES. Sales and marketing expenses for CDS were $110,856 for the year ended December 31, 1998. The expenses consisted principally of personnel costs and expenses associated with trade shows.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for CDS were $569,622 for the year ended December 31, 1998. The CDS expenses consisted principally of payroll, amortization of intangible assets, consulting and office expenses.

         THE PC411 SERVICE

         REVENUES. Our revenues from the PC411 Service have been derived from registration fees and usage charges for the modem dial-up PC411 Service. Revenues are recognized over the period in which the related services are to be provided. Revenues for the PC411 Service for the year ended December 31, 1998 were $80,019, compared to $143,132 for the same period in the prior year. The decrease in revenues for the twelve-month period was due primarily to lower sales due to the cancellation of a bundling agreement with an OEM partner in the third quarter of 1997 and the contribution of the PC411 Service to DAMI on November 5, 1998.

         COST OF REVENUES. Cost of revenues for the PC411 Service consists primarily of the cost of data and the distribution fees payable to OEM partners in 1997 and 1998. Cost of revenues in 1998 also includes employee compensation and depreciation associated with the maintenance of the PC411 Service. Our contract with Acxiom for the listing data provided for payment based on a specified percentage of revenues that we generate from distributing the data, with minimum annual payments. We were required to pay the minimum quarterly payments. Cost of revenues for the year ended December 31, 1998 were $314,037, as compared to $119,759 for the same period in the prior year. The increase is due primarily to the increased costs in the maintenance of the PC411 Service.

         RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of employee compensation associated with the design, programming, and testing of the PC411 Service. Research and development expenses for the year ended December 31, 1998 were $126,776, as compared to $168,959 for the same period in the prior year. The decrease in research and development was primarily attributable to the development of PC411 FOR WINDOWS VERSION 3.0 in the third quarter of 1997, the curtailment of the re-engineering of PC411 FOR WINDOWS VERSION 3.0 in the third quarter of 1998 and the contribution of the PC411 Service to DAMI on November 5, 1998.

         SALES AND MARKETING EXPENSES. Sales and marketing expenses consist primarily of direct mail, public relations, print advertising, and trade shows. Sales and marketing expenses for the PC411 Service for the year ended December 31, 1998 were $371,087, as compared to $180,313 for the same period in the prior year. We initiated several sales and marketing programs in the third quarter of 1997 in an effort to expand distribution of PC411 FOR WINDOWS VERSION 3.0. We also incurred expenses in the initiation of a renewal program for current subscribers to the PC411 Service in the first six months of 1998. We curtailed our sales and marketing expense related to the PC411 Service significantly in the third quarter of 1998.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the PC411 Service consisted primarily of expenses for administration, office operations, and general management activities, including legal, accounting, and other professional fees. General and administrative expenses for the PC411 Service were $556,638 for the year ended December 31, 1998, as compared to $760,742 for the same period in the prior year. The decrease is the result of our initiative to reduce administrative expenses associated with the PC411 Service in the third quarter of 1998 and the contribution of the PC411 Service to DAMI on November 5, 1998.

         CORPORATE AND OTHER

         Expenses associated with corporate activities were $141,092 for the year ended December 31, 1998, as compared to $195,141 for the same period in the prior year. The expenses were primarily associated with costs necessary to maintain a public company and costs incurred in searching for potential merger and acquisition candidates in 1997.

         OTHER INCOME (EXPENSE)

         Interest expense was $94,002 for the year ended December 31, 1997. The interest expense was attributed entirely to the loan from New Valley Corporation ("NVC"), our principal stockholder. Included in interest expense was $35,000 and $70,000 for each respective period in imputed interest attributable to stock options granted to Direct Assist Holding Inc. ("DAH"), a wholly-owned subsidiary of NVC, on January 29, 1997. Interest and other income was $144,085 for the year ended December 31, 1998, compared to $169,428 for the year ended December 31, 1998. The decrease for the year is principally related to our use of proceeds received on May 22, 1997 from our initial public offering ("IPO") to fund operations.

LIQUIDITY AND CAPITAL RESOURCES

         We have not been able to generate sufficient cash from operations and, as a consequence, financing has been required to fund ongoing operations. We have financed our operations to date primarily through the sale of our Preferred Stock to DAH, secured short-term borrowings from NVC and the proceeds of the IPO. Three of our directors and our President and our Chief Financial Officer are or have been executive officers of NVC.

         On May 21, 1997, we sold 1,322,500 units in the IPO, each unit consisting of one share of Common Stock and one Redeemable Class A Common Stock Purchase Warrant to purchase one share of Common Stock. The units were sold for $5.75 each and we received, after expenses of the IPO, approximately $5.9 million in net proceeds. After the repayment of the indebtedness to NVC, cumulative Preferred Stock dividends in the amount of $171,953 and an $80,000 consulting fee to the underwriter of the IPO, approximately $5.4 million remained for the future development of our business and for general corporate purposes. Cash used for operations for the years ended December 31, 1998 and 1997 was $2,364,357 and $1,061,009, respectively.

         Cash provided from investing activities for the year ended December 31, 1998 was $3,314,013, compared with cash used in investing activities of $3,634,421 during the year ended December 31, 1997. The primary source of cash provided from investing activities in 1998 was the maturity of certain short-term investments and subsequent conversion to cash-investment accounts in 1998. Cash used in investing activities for the 1997 period resulted primarily from the investment of proceeds from the IPO into short-term investments. Capital expenditures for the years ended December 31, 1998 and 1997 were $129,235 and $36,305, respectively. The expenditures in 1998 were primarily for CDS' office furniture and computers. The expenditures for 1997 were primarily for computer equipment. We also incurred $104,250 of costs, principally legal and other fees, in connection with the CDS acquisition and incurred expenditures of $20,618 to purchase a vending route in December, 1998. We will amortize these costs over an estimated useful life of five years.

         Cash provided from financing activities for the year ended December 31, 1997 consisted of $5,635,982, which was primarily associated with our IPO. On May 22, 1997, we issued to NVC warrants in satisfaction of $250,000 of indebtedness owed to NVC. The balance of the indebtedness to NVC, $447,064, including accrued interest, was paid from the net proceeds from the IPO. We also paid preferred stock dividends in arrears of $171,983 to NVC.

         In connection with the DAMI transaction, we agreed, under certain circumstances, to fund up to $200,000 of an $800,000 line of credit to be provided to DAMI by various of its stockholders and have received a request for this funding from DAMI.

         We have abandoned our former headquarters in Inglewood, California and have accrued $25,000 based on our estimate of the costs to locate a new tenant. Nevertheless, the amount of future lease payments due for the Inglewood location (including equipment rentals) is $33,586 for 1999 and $22,600 for 2000. No assurance can be given that we will be able to locate a new tenant.

         We expect that cash used in operating activities could increase in the future. The timing of our future capital requirements, however, cannot be accurately predicted. Our capital requirements depend upon numerous factors, principally the acceptance and use of CDS' product and our ability to generate revenue. If capital requirements vary materially from those currently planned, we may require additional financing, including, but not limited to the sale of equity or debt securities. We have no commitments for any additional financing, and there can be no assurance that any such commitments can be obtained. Any additional equity financing may be dilutive to our existing stockholders, and debt financing, if available, may involve pledging some or all of our assets and may contain restrictive covenants with respect to raising future capital and other financial and operational matters.

         We believe our available cash on hand will be sufficient to meet our operations and capital requirements for the next 12 months, although there can be no assurance in this regard. Although there can be no assurance, we believe that we will be able to continue as a going concern for the next 12 months.

         We or our affiliates, including NVC, may, from time to time, based upon present market conditions, purchase shares of our Common Stock in the open market or in privately negotiated transactions.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         We and our representatives may from time to time make oral or written "forward-looking statements" within the meaning of the Private Securities Reform Act of 1995 (the "Reform Act"), including any statements that may be contained in the foregoing "Management's Discussion and Analysis of Financial Condition and Results of Operations", in this report and in other filings with the Securities and Exchange Commission and in our reports to stockholders, which represent our expectations or beliefs with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties and, in connection with the "safe-harbor" provisions of the Reform Act, we have identified under "Risk Factors" in Item 1 above and in this section important factors that could cause actual results to differ materially from those contained in any forward-looking statements made by us or on our behalf.

         Our plans and objectives are based, in part, on assumptions involving the market acceptance of CDS' and DAMI's respective products and services, continued growth and expansion of the Internet, our ability to market successfully the Coinexx Star 10 System as a legally permitted and more convenient and reliable alternative to current comparable and widely used tobacco dispensing systems and that there will be no unanticipated material adverse change in our business or regulatory developments. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive, regulatory and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control.

         Results actually achieved may differ materially from expected results included in these statements as a result of these or other factors particularly in light of our early stage operations. Due to such uncertainties and risks, you are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date on which such statements are made. We do not undertake to update any forward-looking statement that may be made from time to time on our behalf.

ITEM 7. FINANCIAL STATEMENTS

         Reference is made to the Financial Statements, the report thereon and notes thereto, commencing on page F-1 to this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         (a) On March 11, 1998, the Audit Committee of our Board of Directors voted to: (i) dismiss the firm of KPMG Peat Marwick LLP ("KPMG"); and (ii) approve the engagement of the firm of PricewaterhouseCoopers LLP, as auditors for fiscal year 1997.

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

         (c) The audit report of KPMG on our financial statements as of and for the two fiscal years ended December 31, 1996 did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified as to audit scope or accounting principles; however, such report did contain an explanatory paragraph stating that "the Company's losses from operations and deficit accumulated during the development stage raise substantial doubt about the entity's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty".

         (d) We engaged PricewaterhouseCoopers LLP as our new independent accountants as of March 11, 1998. During the two most recent fiscal years and through March 11, 1998, we did not consult with PricewaterhouseCoopers LLP on items which (1) were or should have been subject to SAS 50 or (2) concerned the subject matter of a disagreement or reportable event with the former auditor (as described in Regulation S-K Item 304(a)(2)).

                                    PART III

         Items 9 through 12 inclusive are omitted per General Instruction E. The information required by Part III shall be incorporated by reference from our definitive proxy statement pursuant to Regulation 14A for the fiscal year ended December 31, 1998.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         EXHIBITS

         The Exhibits listed below are filed as part of this Report.

2.1 Stock Purchase Agreement, dated as of October 1, 1998, by and between DAMI, Acxiom and the Company(1)
3.1      Form of Restated Certificate of Incorporation of the Company(2)
3.2 Certificate of Amendment to the Restated Certificate of Incorporation of the Company(3)
3.3      Form of By-Laws of the Company(2)
4.1      Form of Underwriter's Option(2)
4.2      Form of Warrant Agreement(2)
10.1     Form of 1997 Stock Option Plan(2)
10.2     Form of PC411, Inc. New Valley Corporation Stock Option Plan and
         Agreement(2)
10.3 Agreement and Plan of Merger, dated as of May 6, 1998, among Coinexx Corporation, R. Mark Elmore, PC411, Inc. and PC411 Acquisition Corp.(4)
10.4 Employment Agreement, dated as of May 6, 1998, between Coinexx Corporation and R. Mark Elmore(4)
10.5 Stock Option Agreement, dated as of May 6, 1998, between PC411, Inc. and R. Mark Elmore(4)
10.6 Voting Agreement, dated as of October 31, 1998, by and between DAMI, Acxiom, the Company and the other stockholders of DAMI(1)
10.7 Shareholders Agreement, dated as of October 31, 1998, by and between DAMI, Acxiom, the Company and the other stockholders of DAMI(1)
10.8 Bridge Loan and Security Agreement, dated as of October 31, 1998, by and among DAMI, Acxiom, the Company and Dean R. Eaker(1)
21       Subsidiaries of the Company*
27       Financial Data Schedule*

----------------------------
*        Filed herewith.

(1) Previously filed as an Exhibit to the Company's Form 10-Q for the quarter ended September 30, 1998. This Exhibit are incorporated herein by reference.

(2) Previously filed as an Exhibit to the Company's Registration Statement on Form SB-2 (File #333-21545). This Exhibit is incorporated herein by reference.

(3) Previously filed as an Exhibit to the Company's Form 8-K filed January 14, 1999. This Exhibit is incorporated herein by reference.

(4) Previously filed as an Exhibit to the Company's Form 10-Q for the quarter ended June 30, 1998. This Exhibit is incorporated herein by reference.

         REPORTS ON FORM 8-K

         None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d), the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on April 13, 1999, on its behalf by the undersigned, thereunto duly authorized.

                                      CDSI Holdings Inc.



                                      By: /s/ J. Bryant Kirkland III
                                          -------------------------------------
                                          J. Bryant Kirkland III,
                                          Chief Financial Officer

                                POWER OF ATTORNEY

         The undersigned directors and officers of CDSI Holdings Inc. hereby constitute and appoint Richard J. Lampen and J. Bryant Kirkland III, and each of them, with full power to act without the other and with full power of substitution and resubstitution, our true and lawful attorneys-in-fact with full power to execute in our name and behalf in the capacities indicated below, this Annual Report on Form 10-KSB and any and all amendments thereto and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and hereby ratify and confirm all that such attorneys-in-facts, or any of them, or their substitutes shall lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities indicated.


 SIGNATURE                                             TITLE                                   DATE
 -------------------------------------       --------------------------------------        -------------
 /s/ Richard J. Lampen                       Director, President and                       April 13, 1999
 -------------------------------------       Chief Executive Officer
 Richard J. Lampen



 /s/ J. Bryant Kirkland III                  Director, Chief Financial Officer             April 13, 1999
 -------------------------------------       (principal accounting and financial
 J. Bryant Kirkland III                      officer)



 /s/ Henry Morris                            Director                                      April 13, 1999
 -------------------------------------
 Henry Morris



 /s/ Robert M. Lundgren                      Director                                      April 13, 1999
 -------------------------------------
 Robert M. Lundgren


                       CDSI HOLDINGS INC. AND SUBSIDIARIES

                        Consolidated Financial Statements

                           December 31, 1998 and 1997

               (With Report of Independent Accountants Thereon)

                       CDSI HOLDINGS INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----
Report of Independent Accountants                                           F-2

Audited Financial Statements:

     Consolidated Balance Sheet                                             F-3

     Consolidated Statements of Operations                                  F-4

     Consolidated Statements of Stockholders' Equity (Deficiency)           F-5

     Consolidated Statements of Cash Flows                                  F-6

     Notes to Consolidated Financial Statements                             F-8

                        REPORT OF INDEPENDENT ACCOUNTANTS

March 19, 1999

The Stockholders and Board of Directors of
CDSI Holdings Inc.:

In our opinion, the accompanying consolidated balance sheet and the related statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of CDSI Holdings and Subsidiaries of CDSI Holdings Inc. and its subsidiaries ("the Company") as of December 31, 1998, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of the consolidated financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

                       CDSI HOLDINGS INC. AND SUBSIDIARIES

                           Consolidated Balance Sheet


                                                                                                  DECEMBER 31,
                                                                                                      1998
                                                                                                  ------------
                               ASSETS
Current assets:
    Cash and cash equivalents                                                                     $ 1,888,813
    Restricted assets                                                                                  30,000
    Accounts receivable                                                                                 3,371
    Inventory                                                                                          37,170
    Prepaid expenses and other current assets                                                          73,721
                                                                                                  -----------
           Total current assets                                                                     2,033,075

Machines held for sale or lease, net of depreciation                                                  233,885
Property and equipment, net                                                                           110,053
Other assets                                                                                           18,505
Investment in Digital Asset Management, Inc.                                                          401,924
Intangible assets, net                                                                                447,930
                                                                                                  -----------
           Total assets                                                                           $ 3,245,372
                                                                                                  ===========

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued expenses                                                         $   174,733
                                                                                                  -----------
           Total current liabilities                                                                  174,733
                                                                                                  -----------

Commitments and contingencies

Stockholders' equity:
    Preferred stock, $.01 par value.  Authorized 5,000,000 shares;                                         --
      no shares issued and outstanding
    Common stock, $.01 par value.  Authorized 25,000,000 shares;
      3,120,000 shares issued and outstanding                                                          31,200
    Additional paid-in capital                                                                      8,209,944
    Accumulated deficit                                                                            (5,170,505)
                                                                                                  -----------
           Total stockholders' equity                                                               3,070,639
                                                                                                  -----------
           Total liabilities and stockholders' equity                                             $ 3,245,372
                                                                                                  ===========



          See accompanying notes to consolidated financial statements.

                       CDSI HOLDINGS INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations


                                                                                     YEAR ENDED DECEMBER 31,
                                                                                 ------------------------------
                                                                                     1998              1997
                                                                                 -----------        -----------
Revenues                                                                         $   122,545        $   143,132
                                                                                 -----------        -----------
Cost and expenses:
    Cost of revenues                                                                 613,492            119,759
    Research and development                                                         156,025            168,959
    Sales and marketing                                                              481,943            192,313
    General and administrative                                                     1,238,103            943,883
                                                                                 -----------        -----------
                                                                                   2,489,563          1,424,914
                                                                                 -----------        -----------
         Operating loss                                                           (2,367,018)        (1,281,782)
                                                                                 -----------        -----------
Other income (expense):
    Interest income                                                                  144,085            169,428
    Interest expense                                                                      --            (94,002)
    Equity loss in DAMI                                                             (133,874)                --
    Other income                                                                          --                 --
                                                                                 -----------        -----------
                                                                                      10,211             75,426
                                                                                 -----------        -----------

         Loss before income taxes                                                 (2,356,807)        (1,206,356)
Income taxes                                                                              --                800
                                                                                 -----------        -----------

         Net loss                                                                 (2,356,807)        (1,207,156)

Dividends on preferred shares                                                             --           (132,679)
                                                                                 -----------        -----------
Net loss applicable to common stock                                              $(2,356,807)       $(1,339,835)
                                                                                 ===========        ===========
Net loss per share (basic and diluted)                                           $     (0.77)       $     (0.53)
                                                                                 ===========        ===========
Shares used in computing net loss
    per share                                                                      3,067,661          2,542,524
                                                                                 ===========        ===========





          See accompanying notes to consolidated financial statements.

                       CDSI HOLDINGS INC. AND SUBSIDIARIES

           Consolidated Statement of Stockholders' Equity (Deficiency)

                                                                                                              TOTAL
                                   PREFERRED STOCK        COMMON STOCK        ADDITIONAL                   STOCKHOLDERS'
                                  -----------------     ------------------     PAID-IN      ACCUMULATED       EQUITY
                                  SHARES     AMOUNT     SHARES      AMOUNT     CAPITAL        DEFICIT      (DEFICIENCY)
                                  ------     ------     ------      ------   -----------    -----------   ------------
Balance at December 31, 1996       1,820       $  18      4,240    $    42   $1,406,427     $(1,606,542)  $  (200,055)
Net loss                              --         --          --         --           --      (1,207,156)   (1,207,156)
Conversion of preferred stock
   to common stock                (1,820)        (18)     8,626         86          (68)             --            --
Stock split                           --         --   2,209,524     22,096      (22,096)             --            --
Contribution of common stock
   to company                         --         --    (632,390)    (6,324)       6,324              --            --
Issuance of stock to legal
   counsel                            --         --      60,000        600         (600)             --            --
Sale of common stock in initial
   public offering                    --         --   1,322,500     13,225    5,871,775              --     5,885,000
Payment of preferred dividends
   (at $55 per share)                 --         --          --         --     (171,953)             --      (171,953)
Sale of warrants to related
   party                              --         --          --         --      250,000              --       250,000
Interest component of stock
   option granted                     --         --          --         --       70,000              --        70,000
                                 ---------- --------- ------------ --------- ------------- -------------- ---------------

Balance at December 31, 1997          --         --   2,972,500     29,725    7,409,809      (2,813,698)    4,625,836
Net loss                              --         --          --         --           --      (2,356,807)   (2,356,807)
Equity in capital raised by
   investee (DAMI)                    --         --          --         --      462,360              --       462,360
Issuance of common stock              --         --     147,500      1,475      337,775              --       339,250
                                 ---------- --------- ------------ --------- ------------- -------------- ---------------

Balance at December 31, 1998          --    $     --  3,120,000    $31,200   $ 8,209,944   $ (5,170,505)  $ 3,070,639
                                 ========== ========= ============ ========= ============= ============== ===============




          See accompanying notes to consolidated financial statements.

                       CDSI HOLDINGS INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                                                                                YEAR ENDED DECEMBER 31,
                                                                                       ------------------------------------------
                                                                                              1998                  1997
                                                                                       -------------------   --------------------
Cash flows from operating activities:
    Net loss                                                                        $      (2,356,807)    $      (1,207,156)
    Adjustments to reconcile net loss to
      net cash used in operating activities:
         Depreciation                                                                          51,884                40,318
         Amortization of intangible assets                                                     65,420                    --
         Amortization of discount on loan payable                                                  --                    --
         Equity loss in DAMI                                                                  133,874                    --
         Interest component of stock options granted                                               --                70,000
         Changes in assets and liabilities:
             Accounts receivable                                                                5,592                 1,984
             Inventory                                                                        (37,170)                   --
             Machines held for sale or lease                                                 (233,885)                   --
             Prepaid expenses and other current assets                                         11,006                89,633
             Accrued interest receivable                                                       70,233               (70,233)
             Accounts payable and accrued expenses                                            (43,305)              (14,203)
             Deferred revenue                                                                 (31,199)               28,648
                                                                                       -------------------   ---------------------
                Net cash used in operating activities                                      (2,364,357)           (1,061,009)
                                                                                       -------------------   ---------------------

Cash flows from investing activities:
    Acquisition of property and equipment                                                    (129,235)              (36,305)
    Sale and maturity of investments                                                        3,568,116             2,618,468
    Acquisition of business                                                                  (124,868)                   --
    Purchase of investments                                                                        --            (6,216,584)
                                                                                       -------------------   ---------------------
                Net cash provided by (used in)
                   investing activities                                                     3,314,013            (3,634,421)
                                                                                       -------------------   ---------------------

Cash flows from financing activities:
    Proceeds from loan payable                                                                     --               369,998
    Issuance of preferred stock                                                                    --                    --
    Stockholder cash contribution                                                                  --                    --
    Deferred finance charge                                                                   (10,000)                   --
    Repayment of loan to related party, net                                                        --              (619,016)
    Issuance of common stock                                                                       --             5,885,000
                                                                                       -------------------   ---------------------

                Net cash (used in) provided by
                   financing activities                                                       (10,000)            5,635,982
                                                                                       -------------------   ---------------------

                Net increase in cash                                                          939,656               940,552

Cash and cash equivalents beginning of period                                                 949,157                 8,605
                                                                                       -------------------   ---------------------
Cash and cash equivalents at end of period                                          $       1,888,813     $         949,157
                                                                                       ===================   =====================






          See accompanying notes to consolidated financial statements.

                       CDSI HOLDINGS INC. AND SUBSIDIARIES

                                                                                    YEAR ENDED DECEMBER 31,
                                                                           ------------------------------------------
                                                                                  1998                  1997
                                                                           -------------------   --------------------
Supplemental cash flow information::
    Cash paid during year for:
      Interest                                                          $              --     $          37,915
      Income taxes                                                                     --                   800

    Details of acquisitions:
      Fair value of assets acquired                                               339,750                    --
      Liabilities assumed                                                          71,500                    --

    Details of contribution to DAMI:
      Assets contributed at historical cost                                        96,274                    --
      Liabilities contributed                                                      22,836                    --
                                                                           -------------------   --------------------
         Capital contribution                                                      73,438                    --
                                                                           -------------------   --------------------

         Net cash contributed to DAMI                                   $              --     $              --
                                                                           ===================   ====================




          See accompanying notes to consolidated financial statements.

                       CDSI HOLDINGS INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(1)    BUSINESS AND ORGANIZATION

       CDSI Holdings Inc. (the "Company" or "CDSI") was incorporated in Delaware on December 29, 1993. On January 12, 1999, the Company's stockholders voted to change the corporate name of the Company from PC411, Inc. to CDSI Holdings Inc. Prior to May 8, 1998, the Company's principal business was an on-line service that transmits name, address, telephone number and other related information digitally to users of personal computers. On May 8, 1998, the Company acquired Controlled Distribution Systems, Inc. ("CDS", formerly known as Coinexx Corporation), a company engaged in the marketing and leasing of an inventory control system for tobacco products.

       INITIAL PUBLIC OFFERING

       On May 21, 1997, the Company completed an initial public offering ("IPO") of 1,322,500 units, each unit consisting of one share of Common Stock and one Redeemable Class A Warrant to purchase a share of Common Stock. The units were sold for $5.75 each and the Company received, after expenses of the IPO, approximately $5.9 million in net proceeds. In addition, the Company issued an additional 60,000 shares of Common Stock to its legal counsel for services rendered for the IPO. In connection with the IPO, the Company effected a 172.7336-for-1 stock split of the Company's Common Stock. All shares and share amounts have been restated to reflect the stock split.

       DAMI TRANSACTION

       On November 5, 1998, the Company contributed the non-cash assets and certain liabilities of its on-line electronic delivery information service (the "PC411 Service") to Digital Asset Management, Inc. ("DAMI"). DAMI is a newly formed corporation organized by Dean Eaker, the former President, Chief Executive Officer and a director of the Company, and Edward Fleiss, the former Vice President and Chief Technology Officer of the Company, to continue to operate and develop the PC411 Service. The Company received preferred stock representing an initial 42.5% interest in DAMI in exchange for the contribution of the PC411 Service. Acxiom Corporation ("Acxiom") purchased preferred stock representing a 42.5% interest in DAMI for $1,250,000 and will initially designate a majority of the Board of Directors of DAMI. DAMI's management, including Messrs. Eaker and Fleiss, will hold an initial 15% interest in DAMI with options to increase their ownership position to 50% upon satisfaction of operational and financial benchmarks over a three-year period. The Company's carrying value in the net assets contributed to DAMI totaled $73,438. The Company recorded as a capital contribution, $462,360 in connection with the transaction, which represented the Company's proportionate interest (42.5%) in the capital raised by DAMI in excess of the carrying value of the Company's net assets contributed to DAMI. The Company has agreed, under certain conditions, to fund up to $200,000 of an $800,000 working capital line to be provided to DAMI by Acxiom, the Company and Dean Eaker and the Company has received a request for this funding from DAMI.

       The Company is accounting for its non-controlling interest in DAMI using the equity basis of accounting after November 5, 1998. In connection, the accompanying consolidated statement of operations for the year ended December 31, 1998 reflects the Company's equity in DAMI's losses subsequent to November 5, 1998.

       The following table presents unaudited pro forma results from continuing operations as if the DAMI transaction had occurred on January 1, 1998 and January 1, 1997, respectively. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had this transaction been consummated as of each respective date.


                                                                               Pro Forma          Pro Forma
                                                                               Year Ended         Year Ended
                                                                              December 31,       December 31,
                                                                                  1998               1997
                                                                            --------------       ------------
           Revenues..................................................       $    42,526          $         --
                                                                            ===========          ============
           Net loss..................................................       $(1,620,937)         $  (583,337)
                                                                            ===========          ===========
           Net loss applicable to common stock.......................       $(1,620,937)         $  (716,016)
                                                                            ===========          ===========
           Net loss per share (basic and diluted)....................       $     (0.53)         $     (0.28)
                                                                            ===========          ===========


                       CDSI HOLDINGS INC. AND SUBSIDIARIES

       CDS ACQUISITION

       On May 8, 1998, the Company acquired CDS, a company engaged in the marketing and leasing of an inventory control system for tobacco products. Under the terms of the acquisition, the CDS stockholders received 147,500 shares of the Company's Common Stock at closing. In addition, the Company agreed to issue an additional 147,500 shares to CDS stockholders on each of the first, second and third anniversaries of the closing if, on each such delivery date, CDS is actively engaged in the business it is now engaged. The schedule for the deferred deliveries of stock is subject to a delay of 12 months if the then President of CDS (the "Executive") is not employed by CDS on any of the three anniversary dates and is subject to acceleration if the Company's Common Stock trades at $15 per share for 60 consecutive trading days. The Executive resigned from CDSI effective February 28, 1999, and the delivery scheduled for May 8, 1999 will be delayed for 12 months. In connection with this acquisition, CDS entered into an employment agreement with the Executive which provides for him to receive salary for a one-year period following his termination of employment. The Executive was also granted options to purchase 110,000 shares of Common Stock of the Company at $1.50 per share. CDS did not have any significant tangible assets at the time of acquisition. The aggregate of the fair value of the shares issued and issuable to the CDS stockholders as consideration for the acquisition of $339,250 and the legal and other costs incurred in the acquisition of $104,250 have been capitalized and will be amortized over an estimated useful life of five years.

 (2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       REVENUE RECOGNITION

       Revenue is recognized upon the completion of a sale or over the period services and leases are earned.

       DISTRIBUTION COSTS

       Prior to the contribution of the PC411 Service to DAMI, fees were paid to manufacturers of computer hardware to distribute the Company's software related to the PC411 Service which was "bundled" with the hardware products. These contractually stipulated fees were charged based on a percentage of revenues or number of registered customers. Distribution costs were included in cost of revenues on the statement of operations.

       LICENSE COSTS

       Prior to the contribution of the PC411 Service to DAMI, the Company incurred license fees for the right to use a data base of directory listings. Minimum fees were charged to operations in the related period as incurred or paid, whichever is earlier. Variable fees were charged to operations based on a percentage of revenue recognized. License fee expenses were included in cost of revenues on the statement of operations.

       RESEARCH AND DEVELOPMENT

       Research and development costs associated with the design and development of the Company's services are charged to operations as incurred.

       CASH AND CASH EQUIVALENTS

       Cash and cash equivalents include money market funds with a weighted average maturity of three months or less.

       RESTRICTED ASSETS

       Restricted assets consist of cash pledged as collateral for a certificate of deposit collateralizing a credit card facility of $30,000.

                       CDSI HOLDINGS INC. AND SUBSIDIARIES

       INVENTORIES

       Inventories are stated at the lower of cost or market with cost determined by the first-in, first-out (FIFO) method.

       PROPERTY AND EQUIPMENT

       Property and equipment are stated at cost. Depreciation of equipment is calculated on the straight-line method over the estimated useful lives of the assets, generally five years. Upon sale or retirement, the cost of property and equipment, and related accumulated depreciation, are eliminated from the accounts. Any resulting gains and losses are reflected in operations for the period.

       INTANGIBLE ASSETS

       Intangible assets, consisting primarily of goodwill and costs associated with the acquisition of CDS, were amortized using the straight-line method over five years. Amortization expense for the year ended December 31, 1998 was $65,420.

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

       COMPUTATION OF BASIC AND DILUTED NET LOSS PER SHARE

       Basic net loss per share of Common Stock has been computed by dividing the net loss applicable to common shareholders by the weighted average number of shares of Common Stock outstanding during the year. Diluted loss per share is computed by dividing net loss applicable to common shareholders by the weighted average number of common shares outstanding, increased by the assumed conversion of other potentially dilutive securities during the period. Potentially dilutive shares which have not been included in the diluted per share calculation include 2,322,500 warrants and 644,788 options as their effect would be anti-dilutive due to the loss incurred by the Company. Accordingly, diluted net loss per common share is the same as basic net loss per common share.

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

                       CDSI HOLDINGS INC. AND SUBSIDIARIES

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

       CONCENTRATIONS OF RISKS

       The Company had no major customers whose receivable balances represented a concentration of credit risk at December 31, 1998.

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

       In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which establishes standards for the way that public business enterprises report information about operating segments. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997. The Company adopted SFAS No. 131 in 1998.

(3)    RELATED PARTY TRANSACTIONS

       The Company entered into a Loan and Security Agreement, dated as of June 27, 1996, as amended (the "Loan Agreement"), with New Valley Corporation ("New Valley"), the principal stockholder of the Company, pursuant to which New Valley agreed to provide the Company, in its sole and absolute discretion, with up to $750,000 in financing. Amounts advanced under the Loan Agreement were due on demand and bore interest at 12% per annum. All advances were collateralized by all of the assets of the Company. In connection with the Loan Agreement, the conversion ratio of the Preferred Stock (Note 9) was increased from one share of Common Stock for each share of Preferred Stock to 4.7395 shares. In May 1997, the Company issued to New Valley 1,000,000 Redeemable Class A Warrants at the IPO price of $.25 per warrant in satisfaction of $250,000 of indebtedness under the Loan Agreement and the remaining balance due under the Loan Agreement, including accrued interest, of $447,064 was satisfied out of the net proceeds of the IPO. The Loan Agreement was subsequently terminated.

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

                       CDSI HOLDINGS INC. AND SUBSIDIARIES

       A stockholder and former director was reimbursed $10,000 by the Company during 1997 for expenses in connection with the IPO.

       Certain accounting and related finance functions are performed on behalf of the Company by employees of New Valley. Expenses incurred relating to these functions are allocated to the Company and paid as incurred to New Valley based on management's best estimate of the cost involved. The amounts allocated were immaterial for all periods presented herein.

(4)      INVENTORIES

       A summary of inventories at December 31, 1998 is as follows:

                 Tobacco products                               $     37,170
                 Machines held for sale or lease                     471,123
                                                                ------------
                                                                     508,293
                 Less:  Provision for obsolescence                  (235,000)
                 Less:  Accumulated depreciation                      (2,238)
                                                                ------------
                                                                $   $271,055
                                                                ============


(5)    PROPERTY AND EQUIPMENT

       A summary of property and equipment at December 31, 1998 is as follows:

                Computer equipment                              $     88,097
                Furniture and fixtures                                33,987
                                                                ------------
                                                                     122,084
                Less:  Accumulated depreciation                      (12,031)
                                                                ------------
                                                                $    110,053
                                                                ============

       Depreciation expense was $51,884 and $40,318 during the years ended December 31, 1998 and 1997, respectively.


(6)    STOCK OPTIONS

       The Company has a stock option plan, "1997 Stock Option Plan" (the "1997 Plan"). The 1997 Plan provides for the grant of options to purchase the Company's stock to the employees and directors of the Company. The term of the options granted under the 1997 Plan is limited to 10 years. Subject to certain limitations under the 1997 Plan, the number of awards, the terms and conditions of any award granted thereunder (including, but not limited to, the exercise price, grant price or purchase price) are at the discretion of the Board of Directors. The Board of Directors has reserved 750,000 shares of the Company's common stock for issuance under the 1997 Plan. In January 1997, the Company's Board of Directors authorized the grant of 404,000 stock options at an exercise price of $4.40 under the 1997 Plan. One third of such options vested upon the completion of the IPO and one third were to vest at the end of each of the first and second years thereafter. In connection with the DAMI transaction, the options were cancelled on November 5, 1998. When granted, the Company determined the fair market value of each of the Company's shares to be $4.40; accordingly, no compensation expense was recognized for these options. In April and May 1997, an aggregate of 63,727 stock options were granted at an exercise price of $5.50 per share, of which 24,395 became exercisable on the completion of the IPO. All stock options under the 1997 Plan were subject to an eighteen month lock-up agreement with the underwriter of the ipo which expires November 1998.

                       CDSI HOLDINGS INC. AND SUBSIDIARIES

       Stock options issued in 1995 and 1996 under a 1994 stock option plan which was terminated in 1997, vest over a three-year period and have an exercise price of $11.52 per share. At December 31, 1998, 3,455 of the granted options were outstanding and exercisable.

       The stock option activity for the plans is as follows:


                                                                                    WEIGHTED
                                                                                    AVERAGE
                                                                 NUMBER OF       EXERCISE PRICE
                                                                  SHARES           PER SHARE
                                                                ------------     ---------------

           Balance at December 31, 1996                             5,182         $   11.52
           Options granted                                        467,727              4.56
           Options terminated                                      (1,727)           (11.52)
           Options exercised                                           --                --
                                                                ------------

           Balance at December 31, 1997                           471,182     $        4.46
           Options granted                                        116,000              1.44
           Options terminated                                    (442,394)            (4.50)
           Options exercised                                           --               --
                                                                ------------

           Balance at December 31, 1998                           144,788     $        2.39
                                                                ============


       The following table summarizes information regarding outstanding and exercisable options as of December 31, 1998:


              EXERCISE        NUMBER             WEIGHTED AVERAGE            NUMBER
                PRICE       OUTSTANDING      CONTRACTUAL LIFE (YEARS)     EXERCISABLE
              --------      -----------      ------------------------     -----------
              $    0.28         6,000                  9.85                    3,000
              $    1.50       110,000                  8.00                       --
              $    5.50        25,333                  8.54                   25,333
              $   11.52         3,455                  6.00                    3,445
                           --------------                                 -------------
                              144,788                                        162,507
                           ==============                                 =============

       The Company applies APB Opinion No. 25 and related Interpretations in accounting for its stock options. In 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation", which, if fully adopted, changes the methods of recognition of cost on certain stock options. Had compensation cost for the Company's stock options been determined based on the fair value at the date of grant consistent with SFAS 123, the Company's net loss and basic and diluted net loss per share in 1998 and 1997 would have been $(2,415,357) and $(2,318,721) and $(0.79) and $(0.91), respectively. The weighted average grant date fair value of options granted ($0.55 in 1998 and $3.89 in 1997) was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:


                                                     1998          1997
                                                 ------------- -------------
           Risk-Free Interest Rate                   5.74%         6.70%
           Expected Life                             8.65             10
           Expected Volatility                     323.15%        79.92%
           Expected Dividend Yield                   0.00%         0.00%

                       CDSI HOLDINGS INC. AND SUBSIDIARIES

       Additionally, in connection with its IPO, the Company granted to the underwriter of the offering options to purchase 73,600 units, at the exercise price of $9.49 per unit. Each unit consists of one share of Common Stock and one warrant to purchase an additional share at the price of $6.10.

       In addition to the options issued in connection with the stock option plans, the Company has granted other parties certain stock options as described in Notes 1 and 3.

 (7)   LEASES

       The Company is obligated under noncancelable operating leases, primarily for facilities, that expire at various dates through 2000. The real property lease requires the Company to pay utilities, insurance, capital and operating expenses. Total rental expense for the years ended December 31, 1998 and 1997 was $106,648 and $31,027, respectively.

       Future minimum lease payments under noncancelable operating leases at December 31, 1998 are as follows:

              Year ending December 31:
                  1999                                      $       151,688
                  2000                                              146,710
                  2001                                              127,004
                  2002                                              132,305
                  2003                                               76,124
                                                            ------------------
                         Total minimum lease payments       $       633,871
                                                            ==================

       The Company has abandoned its former headquarters in Inglewood, California and has accrued $25,000 based on its estimate of the costs to locate a new tenant. Nevertheless, the amount of future lease payments (included above) due for the Inglewood location (including equipment rentals) is $33,586 for 1999 and $22,600 for 2000. No assurance can be given that the Company will be able to locate a new tenant.

(8)    COMMITMENTS AND CONTINGENCIES

       The Company is a defendant in a lawsuit asserted by a former employee seeking a severance payment of $150,000 plus interest, which could result in an adverse judgement of approximately $175,000. The Company believes the claim is without merit; however, no assurance can be given that the Company will prevail in its defense of the claim, which is currently scheduled to go to trial in May 1999.

                       CDSI HOLDINGS INC. AND SUBSIDIARIES

(9)    STOCKHOLDERS' EQUITY (DEFICIENCY)

       PREFERRED STOCK

       The Company has the authority to issue 5,000,000 shares of Preferred Stock, which may be issued from time to time in one or more series. In May 1995, the Company sold to DAH 1,820 shares of Series A Cumulative Convertible Preferred Stock, $.01 par value, for $1,001,000. Dividends at an annual rate of $55 per share on the Series A Preferred Stock were cumulative from the date of original issue and were payable annually in arrears, when and as declared by the Company's Board of Directors.

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

(10)   INCOME TAXES

       During the years ended December 31, 1997 and 1998, the Company had no income and therefore made no provision for Federal and state income taxes other than the required annual California state minimum tax of $800 in 1997.

       At December 31, 1998, the Company had approximately $5,100,000 of net operating loss carryforwards for federal and state tax reporting purposes available to offset future taxable income, if any; such carryforwards expire in 2013 (federal) and 2004 (state), respectively. Deferred tax assets and liabilities principally relate to net operating loss carryforwards and aggregate approximately $1,900,000 before valuation allowance. In assessing the realizability of the net deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. As of December 31, 1998, the Company has provided a full valuation allowance against net deferred tax assets due to the Company's uncertainty of future taxable income against which the deferred tax asset may be utilized. Accordingly, no deferred tax asset has been recorded on the accompanying balance sheet.

       During May 1997, the Company consummated an initial public offering. The Tax Reform Act of 1986 restricts the amount of future income that may be offset by losses and credits incurred prior to an ownership change. The Company's annual limitation on the use of its net operating losses is approximately $400,000, computed by multiplying the "long-term tax exempt rate" at time of change of ownership by the fair market value of the Company's outstanding stock immediately before the ownership change. The limitation is cumulative; any unused limitation from one year may be added to the limitation of a following year. Operating losses incurred subsequent to an ownership change are generally not subject to such restrictions. At December 31, 1998, the Company's portion of net operating losses subject to this limitation was approximately $700,000.