Form 10KSB/A
period 1998-12-31
CDSI HOLDINGS INC
filed 1999-04-28
CIK 1023994

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  FORM 10-KSB/A

Mark One

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year ended December 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to __________________


                       Commission file number: 0001-22563

                               CDSI HOLDINGS INC.
                  --------------------------------------------
                  (Name of issuer as specified in its charter)


              DELAWARE                                                                             95-4463937
--------------------------------------                                                     ---------------------------
     (State of jurisdiction of                                                                  (I.R.S. Employer
   incorporation or organization)                                                             Identification No.)


100 S.E. SECOND STREET, MIAMI, FLORIDA                                                               33131
--------------------------------------                                                     ---------------------------
            (Address)                                                                              (Zip Code)


Issuer's telephone number                                                                         305-579-8000
                                                                                           ---------------------------

Securities registered under Section 12(b) of the Exchange Act:


       Title of each class                                             Name of each exchange on which registered
-----------------------------------                                ---------------------------------------------------
               NONE                                                                       NONE

Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, par value $.01 per share
                                (Title of class)

                Redeemable Class A Common Stock Purchase Warrants
                                (Title of class)

          The Issuer hereby amends its Annual Report on Form 10-KSB for the year ended December 31, 1998 to include the information required by Part III.

                                   MANAGEMENT

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS

         Set forth below are the names, ages and positions of the Company's directors and executive officers as of April 26, 1999.

                   NAME                             AGE                               POSITION
-------------------------------------------     ------------    -----------------------------------------------------
Richard J. Lampen......................              45         President, Chief Executive Officer and Director
J. Bryant Kirkland III.................              33         Vice President, Chief Financial Officer,
                                                                  Secretary and Treasurer
Robert M. Lundgren.....................              40         Director
Henry Morris...........................              45         Director

         RICHARD J. LAMPEN, age 45, has served as President and Chief Executive Officer of the Company since November 1998 and as a director of the Company since January 1997. Since October 1995, Mr. Lampen has been the Executive Vice President of New Valley Corporation ("NVC"), a publicly held company engaged in the investment banking and brokerage business, in the ownership and management of commercial real estate in the United States and Russia and in the computer software business. Since July 1996, he has served as the Executive Vice President of NVC affiliates, Brooke Group Ltd. ("Brooke"), a New York Stock Exchange listed holding company, and BGLS Inc., a wholly-owned subsidiary of Brooke. From May 1992 to September 1995, Mr. Lampen was a partner at Steel Hector & Davis, a law firm located in Miami, Florida. From January 1991 to April 1992, Mr. Lampen was a Managing Director at Salomon Brothers Inc, an investment bank, and was an employee at Salomon Brothers Inc from 1986 to April 1992. Mr. Lampen is a director of NVC, Thinking Machines Corporation, a developer and marketer of data mining and knowledge discovery software and services in which NVC indirectly holds a controlling interest, and PANACO INC., an independent oil and gas exploration and production company. Mr. Lampen has served as a director of a number of other companies, including U.S. Can Corporation, The International Bank of Miami, N.A. and Spec's Music Inc., as well as a court-appointed independent director of Trump Plaza Funding, Inc. Mr. Lampen received a Bachelor of Arts degree from The Johns Hopkins University in 1975 and received a Juris Doctorate degree in 1978 from Columbia Law School.

         J. BRYANT KIRKLAND III, age 33, has served as the Company's Vice President, Chief Financial Officer, Secretary and Treasurer since January 1998 and as a director of the Company since November 1998. Mr. Kirkland has served in various financial capacities with NVC since November 1994 and since January 1998 as the Vice President, Treasurer and Chief Financial Officer of NVC. From July 1992 to November 1994, Mr. Kirkland served in various financial positions at Liggett Group Inc., a subsidiary of Brooke. Mr. Kirkland received a Bachelor of Science in Business Administration from the University of North Carolina in May 1987.

         ROBERT M. LUNDGREN, age 40, has served as a director of the Company since January 1997. He also served as Vice President, Chief Financial Officer, Secretary and Treasurer of the Company from January 1997 through January 14, 1998. Since January 14, 1998, Mr. Lundgren has been employed by Solar Cosmetic Labs, Inc. as Chief Financial Officer. From November 1994 through January 14, 1998, Mr. Lundgren was employed by NVC where he served as Vice President and Chief Financial Officer since May 1996. From November 1992 through November 1994, Mr. Lundgren worked for Deloitte & Touche as a Senior Manager in the audit practice. Mr. Lundgren has been a certified public accountant since 1981 and holds a Bachelor of Science in Accounting from Wake Forest University.

         HENRY MORRIS, age 45, became a director of the Company in May 1997. Since 1989, Mr. Morris has been the Chairman and President of Morris & Carrick, Inc., a political and media consulting firm. Mr. Morris is also Chairman of the Board and Chief Executive Officer of Curran & Connors, Inc., a designer and producer of annual reports and corporate literature. Mr. Morris received a Bachelor of Arts degree in 1974 from Columbia College and a Juris Doctorate degree in 1978 from Columbia Law School.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms which they file. Based solely on review of the copies of such forms furnished to the Company, or written representations that no Forms 5 were required, the Company believes that, during and with respect to the fiscal year ended December 31, 1998, all Section 16(a) filing requirements applicable to its officers and directors were complied with, except a Form 3 with respect to Mr. Kirkland's election as an executive officer was filed late.

ITEM 10. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

         The following table sets forth the combined remuneration paid or accrued by the Company during its last three fiscal years to those persons who were, at December 31, 1998, the Company's Chief Executive Officer or who were executive officers whose cash compensation exceeded $100,000 (the "named executive officers").

                           SUMMARY COMPENSATION TABLE

                                                                                   Long Term
                                                                                 Compensation
                                                  Annual Compensation         ------------------
         Name and                               ----------------------           Common Shares          All Other
    Principal Position           Year           Salary           Bonus        Underlying Options      Compensation
    ------------------           ----           ------           -----        ------------------      ------------
Richard J. Lampen                1998            ---              ---                 ---                  ---
  President and Chief
  Executive Officer(1)

Dean R. Eaker                    1998          $152,934           ---                 ---                  ---
  President and Chief            1997           155,149           ---               364,000                ---
  Executive Officer(2)

--------------------

(1) Richard J. Lampen, who has served as President and Chief Executive Officer of the Company since November 5, 1998, did not receive any salary or other compensation from the Company in 1998, other than the normal compensation paid to directors of the Company. See "Compensation of Directors."

(2) Mr. Eaker resigned as an executive officer and director of the Company on November 5, 1998. See "Certain Relationships and Related Transactions." In connection with such resignation, Mr. Eaker agreed that all options previously granted to him, whether vested or unvested, would be cancelled.

STOCK OPTIONS

         In order to attract and retain persons necessary for the business of the Company, the Company adopted the 1997 Stock Option Plan (the "Option Plan") covering up to 750,000 shares, pursuant to which officers, directors and key employees of the Company and consultants to the Company are eligible to receive incentive and/or non-incentive stock options. The Option Plan, which expires ten years from the date of its adoption, is administered by the Board of Directors or the Compensation Committee. The selection of participants, allotment of shares, determination of price and other conditions relating to the grant of options is determined by the Board of Directors or the Compensation Committee. Incentive stock options granted under the Option Plan are exercisable for a period of up to 10 years from the date of grant at an exercise price which is not less than the fair market value of the Common Stock on the date of the grant, except that the term of an incentive stock option granted under the Option Plan to a stockholder owning more than 10% of the outstanding Common Stock may not exceed five years and its exercise price may be not less than 110% of the fair market value of the shares on the date of the grant. The Company had granted options under the Option Plan to Mr. Eaker to acquire 364,000 shares of Common Stock at an exercise price of $4.40 per share. One-third of such options became exercisable upon consummation of the IPO and one-third were exercisable at the end of each of the first and second year following consummation of the IPO. In connection with Mr. Eaker's resignation as an executive officer and director of the Company on November 5, 1998, Mr. Eaker entered into an agreement with the Company which, among other things, cancelled the options granted to him under the Option Plan, whether vested or unvested.

         Under the Option Plan, each director who is not an a full-time employee of the Company, immediately upon first taking office, is granted options to purchase 6,000 shares of Common Stock exercisable at the fair market value of such shares on the date of grant. Options for 3,000 shares covered thereby are exercisable immediately and options for 3,000 shares become exercisable on the first anniversary of the date of grant. Subsequently, the Option Plan provides for annual grants of options to purchase 3,000 shares of Common Stock upon reelection as a director of the Company.

         There were no stock options granted to or exercised by any of the named executive officers during 1998.

EMPLOYMENT AGREEMENTS

         The Company had entered into an employment agreement (the "Employment Agreement") with Dean R. Eaker, its President and Chief Executive Officer until his resignation on November 5, 1998. The Employment Agreement had an initial term that expired on June 30, 1998, with automatic renewals thereafter for additional one-year periods unless notice of non-renewal was given by either party within the ninety-day period prior to the termination date. The Employment Agreement provided for a base salary of $180,000 which may be supplemented by discretionary and performance increases as may be determined by the Board of Directors. The Employment Agreement provided, among other things, for participation in an equitable manner in any profit sharing or retirement, life insurance and disability plans for employees or executives and for participation in other employee benefits applicable to employees and executives of the Company. Pursuant to the Employment Agreement, termination of employment by the Company without "cause", or by the executive following a material adverse change in title, duties or benefits, would subject the Company to liability for liquidated damages in an amount equal to six months' base salary. The Employment Agreement contained a non-competition covenant with the Company for a period of one-year following termination of employment.

         In connection with Mr. Eaker's resignation, Mr. Eaker entered into an agreement with the Company which terminated his employment agreement as of November 5, 1998.

COMPENSATION OF DIRECTORS

         The Company pays each director who is not a full-time employee of the Company an annual retainer of $5,000, payable quarterly, and reimburses the directors for reasonable travel expenses incurred in connection with their activities on behalf of the Company.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of April 26, 1999, the beneficial ownership of the Company's Common Stock (the only class of voting securities) by
(i) each person known to the Company to own beneficially more than five percent of the Common Stock, (ii) each of the Company's directors, (iii) each of the Company's named executive officers (as such term is defined in the Summary Compensation Table above) and (iv) all directors and executive officers as a group. Unless otherwise indicated, each person possesses sole voting and investment power with respect to the shares indicated as beneficially owned, and the business address of each person is 100 S.E. Second Street, Miami, Florida 33131.

                                                           NUMBER OF SHARES OF
                NAME AND ADDRESS(1)                           COMMON STOCK               PERCENTAGE OF OWNERSHIP
-----------------------------------------------------     ----------------------    ----------------------------------
New Valley Corporation(2)(3).....................                2,990,000                         64.7%
Direct Assist Holding, Inc.

Dean R. Eaker(4).................................                       -0-                          --
      67 Stonehedge Drive South
      Greenwich, CT 06831

                                                                                                      *
J. Bryant Kirkland III(5)........................                    9,000
                                                                                                      *
Richard J. Lampen(5).............................                    9,000
                                                                                                      *
Henry Morris(5)..................................                    9,000
      271 Madison Avenue
      New York, NY 10016

                                                                                                      *
Robert Lundgren(5)...............................                   16,333
      4920 N.W. 165th Street
      Miami, FL 33014

All executive officers and directors
      as a group (4 persons)(5)..................                   43,333                          1.4%



-------------------
 *       Less than 1%
(1) Unless otherwise indicated, each named person has sole voting and investment power with respect to the shares set forth opposite such named person's name.
(2) Includes 500,000 shares subject to options and 1,000,000 shares subject to warrants which are currently exercisable or exercisable within 60 days of the date hereof.
(3) Both NVC and Direct Assist Holding, Inc. ("DAH"), a wholly-owned subsidiary of NVC, have shared voting and investment power with regard to such shares. J. Bryant Kirkland III, an executive officer and a director of the Company, serves as Vice President, Chief Financial Officer and Treasurer of NVC and DAH and Richard J. Lampen, an executive officer and a director of the Company, serves as Executive Vice President of NVC and DAH and as a director of NVC. Neither Mr. Kirkland nor Mr. Lampen has investment authority or voting control over the Company's securities owned by NVC or DAH. The other executive officers and directors of NVC and DAH are Bennett S. LeBow, Chairman and Chief Executive Officer of NVC; Howard M. Lorber, President of NVC and a director of NVC and Chairman, President and Chief Executive Officer of DAH; Marc N. Bell, Vice President, Associate General Counsel and Secretary of NVC; and Henry C. Beinstein, Arnold I. Burns, Ronald J. Kramer, and Barry W. Ridings, directors of NVC.
(4) Mr. Eaker resigned as President, Chief Executive Officer and a director of the Company on November 5, 1998.
(5) Includes shares subject to options and/or warrants currently exercisable or exercisable within 60 days of the date hereof.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         DAMI TRANSACTION. On November 5, 1998, the Company contributed the non-cash assets and certain liabilities of its on-line data delivery service business (the "PC411 Service") to Digital Asset Management, Inc. ("DAMI"). DAMI was a newly formed corporation organized by Dean Eaker, the former President, Chief Executive Officer and a director of the Company, and Edward Fleiss, the former Vice President and Chief Technology Officer of the Company, to continue to operate and develop the PC411 Service. The Company received preferred stock representing an initial 42.5% interest in DAMI in exchange for the contribution of the PC411 Service. Acxiom Corporation ("Acxiom") purchased preferred stock representing a 42.5% interest in DAMI for $1,250,000 and will initially designate a majority of the Board of Directors of DAMI. DAMI's management, including Messrs. Eaker and Fleiss, will hold an initial 15% interest in DAMI with options to increase their ownership position to 50% upon satisfaction of certain operational and financial benchmarks over a three-year period.

         The Company has agreed, under certain conditions, to fund up to $200,000 of an $800,000 working capital line to be provided to DAMI by Acxiom, the Company and Dean R. Eaker, and has received a request for this funding from DAMI.

         Effective with the closing of the DAMI transaction, Dean R. Eaker and Edward A. Fleiss resigned their positions with the Company and entered into an agreement with the Company terminating their employment agreements. The Board of Directors of the Company elected Richard J. Lampen, a director of the Company, as President and Chief Executive Officer, and J. Bryant Kirkland III, Vice President and Chief Financial Officer of the Company, as a director. Messrs. Lampen and Kirkland also serve as executive officers of NVC.

         NEW VALLEY CORPORATION. The Company and DAH, a wholly owned subsidiary of NVC, entered into an agreement dated as of May 10, 1995, as amended, pursuant to which the Company sold and DAH purchased 1,820 shares of the Company's authorized Preferred Stock for an aggregate of $1,001,000 ($550 per share). Initially, the Preferred Stock was convertible into shares of Common Stock on a one for one basis. In connection with the Loan Agreement (defined below), the conversion ratio on the Preferred Stock was increased to 4.7395 shares of Common Stock for each share of Preferred Stock. The holder of the Preferred Stock was entitled to receive an annual cash dividend of $55 for each share of Preferred Stock. The right to receive dividends was cumulative. Approximately $170,000 in accrued and unpaid dividends was paid in May 1997 out of the net proceeds of the IPO.

         The Company entered into a Loan and Security Agreement, dated as June 27, 1996, as amended (the "Loan Agreement"), with NVC pursuant to which NVC agreed, from time to time and in its absolute and sole discretion, to lend the Company up to an aggregate of $750,000. From June 27, 1996 to May 15, 1997 NVC made 23 advances aggregating $659,148. Each advance was evidenced by a demand promissory note issued by the Company and payable to NVC with interest at a rate of 12% per annum (the "NVC Notes"). The NVC Notes were secured by all of the assets of the Company. In May 1997 the Company issued 1,000,000 warrants (the "NVC Warrants") to NVC in satisfaction of $250,000 of the indebtedness owed to NVC. The NVC Warrants are of the same class and have the same terms and conditions as the warrants offered in the IPO. Accordingly, each NVC Warrant entitles the holder thereof to purchase one share of Common Stock at a price equal to $6.10 per share beginning one year from the date of the IPO, May 14, 1998, and ending four years thereafter, May 13, 2002. Upon consummation of the IPO, the remaining amount due to NVC, including accrued interest, $447,064, was repaid out of the proceeds of the IPO and the Loan Agreement was terminated.

         In January 1997, the Company issued to DAH options to purchase 500,000 shares of Common Stock at an exercise price of $5.75 per share. The Company has agreed with DAH that, upon its written request, the Company will file a registration statement with respect to the shares of Common Stock acquired upon the exercise of such options. The Company has agreed, to the extent permitted by law, to indemnify and hold harmless each of DAH and NVC against certain liabilities in connection with the registration and offering of the Company's securities, including liabilities arising under the Securities Act of 1933, the Securities Exchange Act of 1934 or any comparable state securities laws. The Company has further agreed to pay all fees and expenses incident to the registration of such securities, except selling commissions and fees and expenses of counsel and any other professional advisors, if any, to each of DAH and NVC.

         Certain accounting and related financial functions are performed on behalf of the Company by employees of NVC. Expenses incurred relating to these functions are allocated to the Company and paid as incurred to NVC based on management's best estimate of the cost involved. The amounts so allocated for the Company's fiscal years ended December 31, 1997 and 1998 were immaterial.

         OTHER. In 1997, the Company reimbursed $10,000 to Matthew E. Stasior, a former director of the Company, for expenses in connection with the IPO.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d), the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on April 28, 1999, on its behalf by the undersigned, thereunto duly authorized.

                            CDSI HOLDINGS INC.



                            By: /s/ J. Bryant Kirkland III
                                -------------------------------------------
                                Vice President, Chief Financial Officer and
                                  Treasurer