Form 10-Q
period 1999-03-31
CDSI HOLDINGS INC
filed 1999-05-17
CIK 1023994

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                        COMMISSION FILE NUMBER 0001-22563

                               CDSI HOLDINGS INC.

        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                    95-4463937
   (STATE OR OTHER JURISDICTION OF                     (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)                  IDENTIFICATION NUMBER)


   100 S.E. SECOND STREET, 32ND FLOOR
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

     AS OF MAY 13, 1999, THERE WERE OUTSTANDING 3,120,000 SHARES OF THE ISSUER'S COMMON STOCK, $.01 PAR VALUE.





================================================================================

                       CDSI HOLDINGS INC. AND SUBSIDIARIES
                         QUARTERLY REPORT ON FORM 10-QSB
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                TABLE OF CONTENTS
                                -----------------


PART I. FINANCIAL INFORMATION

                                                                               PAGE
                                                                               ----
Item 1.    Condensed Consolidated Financial Statements (Unaudited):

           Condensed Consolidated Balance Sheets as of March 31,
               1999 and December 31, 1998....................................    3

           Condensed Consolidated Statements of Operations for
               the three months ended March 31, 1999 and 1998................    4

           Condensed Consolidated Statements of Cash Flows for
               the three months ended March 31, 1999 and 1998................    5

           Notes to Condensed Consolidated Quarterly Financial
               Statements  ..................................................    6

Item 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations...........................    10


PART  II. OTHER INFORMATION

Item 1.    Legal Proceedings.................................................    18

Item 2.    Changes in Securities and Use of Proceeds.........................    18

Item 4.    Submission of Matters to a Vote of Security Holders...............    20

Item 5.    Other Information.................................................    21

Item 6.    Exhibits and Reports on Form 8-K..................................    21

SIGNATURE....................................................................    22


                       CDSI HOLDINGS INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                         ---------------- -----------------
                                                                            March 31,       December 31,
                                                                         ---------------- -----------------
                                                                              1999              1998
                                                                         ---------------- -----------------
                                ASSETS:

Current assets:
    Cash and cash equivalents.....................................         $ 1,502,694      $ 1,888,813
    Restricted assets.............................................              30,270           30,000
    Accounts receivable...........................................               7,612            3,371
    Inventory.....................................................              28,841           37,170
    Prepaid expenses and other current assets.....................               1,938           73,721
                                                                         -------------     ------------

         Total current assets.....................................           1,571,355        2,033,075

Machines held for sale or lease, net..............................             234,618          233,885
Property and equipment, net.......................................             126,811          110,053
Other assets......................................................              18,505           18,505
Investment in Digital Asset Management, Inc.......................             175,478          401,924
Intangible assets, net............................................             421,356          447,930
                                                                           -----------      -----------

         Total assets.............................................         $ 2,548,123      $ 3,245,372
                                                                            ==========       ==========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses.............................        $    400,059     $    174,733
                                                                           -----------      -----------

         Total current liabilities................................             400,059          174,733
                                                                           -----------      -----------

Commitments and contingencies                                                       --               --

Stockholders' equity:
    Preferred stock, $.01 par value.  Authorized 5,000,000
       shares; no shares issued and outstanding...................                  --               --
    Common stock, $.01 par value.  Authorized 25,000,000
       shares; 3,120,000 shares issued and outstanding............              31,200           31,200
    Additional paid-in capital....................................           8,209,944        8,209,944
    Accumulated deficit...........................................          (6,093,080)      (5,170,505)
                                                                            ----------       ----------

         Total stockholders' equity...............................           2,148,064        3,070,639
                                                                            ----------       ----------

         Total liabilities and stockholders' equity...............         $ 2,548,123      $ 3,245,372
                                                                            ==========       ==========






      See accompanying Notes to Condensed Consolidated Financial Statements

                       CDSI HOLDINGS INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                         -----------------------------------------
                                                                               Three Months Ended March 31,
                                                                         -----------------------------------------
                                                                                1999                 1998
                                                                         -------------------- --------------------
Revenues..........................................................          $  111,088         $     23,148

Cost and expenses:
     Cost of revenues.............................................              83,323               93,572
     Research and development.....................................              38,443               69,485
     Sales and marketing..........................................             101,348              211,543
     General and administrative...................................             604,971              239,291
                                                                            ----------         ------------
                                                                               828,085              613,891
                                                                            ----------         ------------

Operating loss....................................................            (716,997)            (590,743)
                                                                            ----------         ------------

Other income (expense):
     Interest income..............................................              20,868               58,299
     Equity in loss of DAMI.......................................            (226,446)                  --
                                                                            ----------         ------------
                                                                              (205,578)              58,299
                                                                            ----------         ------------

Net loss..........................................................          $ (922,575)        $   (532,444)
                                                                            ==========         ============

Net loss per share (basic and diluted)............................          $    (0.30)        $      (0.18)
                                                                            ==========         ============

Shares used in computing net loss per share.......................           3,120,000            2,972,500
                                                                            ==========         ============
























      See accompanying Notes to Condensed Consolidated Financial Statements

                       CDSI HOLDINGS INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  ----------------------------------
                                                                                    Three Months Ended March 31,
                                                                                  ----------------------------------
                                                                                       1999              1998
                                                                                  ---------------- -----------------
Cash flows from operating activities:
   Net loss................................................................       $    (922,575)      $ (532,444)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
     Depreciation..........................................................               7,500           10,290
     Amortization of intangible assets.....................................              26,638               --
     Equity loss in DAMI...................................................             226,446               --
     Changes in assets and liabilities:
        Accounts receivable................................................              (4,241)           7,154
        Inventory..........................................................               8,329               --
        Machines held for sale or lease....................................              (1,472)              --
        Prepaid expenses and other current assets..........................              71,513           (3,191)
        Accounts payable and accrued expenses..............................             264,575           49,068
        Deferred revenue...................................................                  --           (4,938)
                                                                                  -------------       ----------

Net cash used in operating activities......................................            (323,287)        (474,061)
                                                                                  -------------       ----------

Cash flows used in investing activities:
   Acquisition of property and equipment...................................             (23,519)          (3,729)
   Purchase of business....................................................             (39,313)              --
   Sale of investments.....................................................                  --          500,000
   Purchase of investments.................................................                  --         (499,854)
                                                                                  -------------       ----------

Net cash used in investing activities......................................             (62,832)          (3,583)
                                                                                  -------------       ----------

Net decrease in cash and cash equivalents..................................            (386,119)        (477,644)
Cash and cash equivalents at beginning of period...........................           1,888,813          949,157
                                                                                  -------------       ----------

Cash and cash equivalents at end of period.................................       $   1,502,694       $  471,513
                                                                                  =============       ==========














      See accompanying Notes to Condensed Consolidated Financial Statements

                       CDSI HOLDINGS INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



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

       CDS ACQUISITION

       On May 8, 1998, the Company acquired CDS, a development stage company engaged in the marketing and leasing of an inventory control system for tobacco products. Under the terms of the acquisition, the former CDS stockholders received 147,500 shares of the Company's Common Stock at closing. In addition, the Company will issue an additional 147,500 shares to CDS stockholders on each of the first, second and third anniversaries of the closing provided that on each such delivery date CDS is actively engaged in the business it is now engaged. The schedule for the deferred deliveries of stock is subject to a delay of 12 months if the then President of CDS (the "Executive") is not employed by CDS on any of the three anniversary dates and is subject to acceleration if the Company's Common Stock trades at $15 per share for 60 consecutive trading days. The Executive resigned from CDS effective February 28, 1999, and the delivery scheduled for May 8, 1999 was delayed 12 months. In connection with this acquisition, the Company entered into an employment agreement with the Executive which provided for him to receive salary for a one-year period following his termination of employment. The Executive was also granted options to purchase 110,000 shares of Common Stock of the Company at $1.50 per share. CDS did not have any significant tangible assets at the time of acquisition. The aggregate of the fair value of the shares issued and issuable to the CDS stockholders as consideration for the acquisition of $339,250 and legal and other costs incurred in the acquisition of $104,250 have been capitalized and are being amortized over an estimated useful life of five years. In 1998 CDS acquired substantially all of the assets of TD Rowe Corporation's New York state cigarette vending route, including vending machines, for $59,250. CDS paid $20,000 in 1998 and the remaining $39,250 in the first quarter of 1999. CDS amortizes the costs of the vending route over an estimated useful life of five years.

                       CDSI HOLDINGS INC. AND SUBSIDIARIES

                                   (UNAUDITED)

       DAMI TRANSACTION

       On November 5, 1998, the Company contributed the non-cash assets and certain liabilities of its on-line electronic delivery information service (the "PC411 Service") to Digital Asset Management, Inc. ("DAMI"). DAMI was a newly formed corporation organized by Dean Eaker, the former President, Chief Executive Officer and a director of the Company, and Edward Fleiss, the former Vice President and Chief Technology Officer of the Company, to continue to operate and develop the PC411 Service. The Company received preferred stock representing an initial 42.5% interest in DAMI in exchange for the contribution of the PC411 Service's net assets. Acxiom Corporation ("Acxiom") purchased preferred stock representing a 42.5% interest in DAMI for $1,250,000 and will initially designate a majority of the Board of Directors of DAMI. DAMI's management, including Messrs. Eaker and Fleiss, will hold an initial 15% interest in DAMI with options to increase their ownership position to 50% upon satisfaction of operational and financial benchmarks over a three-year period. The Company's carrying value in the net assets contributed to DAMI totaled $73,438. The Company recorded $462,360 as a capital contribution in connection with the transaction, which represented the Company's 42.5% interest in the capital raised by DAMI in excess of the carrying value of the Company's net assets contributed to DAMI. The Company has agreed, under certain conditions, to fund up to $200,000 of an $800,000 working capital line to be provided to DAMI by Acxiom, the Company and Dean Eaker. The Company has received a request for this funding from DAMI and had funded $50,000 of the working capital line as of May 13, 1999.

       The Company is accounting for its non-controlling interest in DAMI using the equity basis of accounting after November 5, 1998. The Company's equity in loss of DAMI for the three months ended March 31, 1999 has been adjusted to reflect the difference in the Company's contribution of its net assets to DAMI and the fair value of those assets recorded by DAMI.

       Summarized financial information as of March 31, 1999 and December 31, 1998 and for the three month period ended March 31, 1999 for DAMI follows:

                                                                MARCH 31, 1999          DECEMBER 31, 1998
                                                                --------------          -----------------
           Current assets................................           $111,851                  $728,248
           Furniture and fixtures, net...................            191,734                   168,022
           Noncurrent assets.............................             21,835                    21,835
           Intangible assets, net........................          1,189,041                 1,174,839
           Current liabilities...........................            143,650                    77,878
           Stockholders' equity..........................          1,370,811                 2,015,066


                                                            Three months ended
                                                              March 31, 1999
                                                            ------------------

           Revenues......................................        $  14,567
           Costs and expenses............................          661,616
           Interest income...............................            2,794
           Net loss......................................         (644,255)


                       CDSI HOLDINGS INC. AND SUBSIDIARIES

                                   (UNAUDITED)



(2)    PRINCIPLES OF REPORTING

       The financial statements of the Company as of March 31, 1999 presented herein have been prepared by the Company and are unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of March 31, 1999 and the results of operations and cash flows for all periods presented have been made. Results for the interim periods are not necessarily indicative of the results for the entire year.

       The accompanying financial statements have been prepared assuming the Company will continue as a going concern. Management is currently evalu-ating alternatives to implement in the event that the Company's liquidity requirements in the next twelve months exceed its present cash and cash equivalents. Such alternatives include seeking additional investors and/or lenders and disposing of the Company's interest in DAMI. Although there can be no assurance, the Company believes that it will be able to continue as a going concern for the next twelve months.

       These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1998 included in the Company's Form 10-KSB, as amended (Commission File No. 0001-22563).

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

 (3)   RELATED PARTY TRANSACTIONS

       Certain accounting and related finance functions are performed on behalf of the Company by employees of New Valley Corporation, the principal stockholder of the Company. Expenses incurred relating to these functions are allocated to the Company and paid as incurred to New Valley based on management's best estimate of the cost involved. The amounts allocated were immaterial for all periods presented herein.

 (4)   NET LOSS PER SHARE

       Basic loss per share of common stock is computed by dividing net loss applicable to common stockholders by the weighted average shares of common stock outstanding during the period (3,120,000 shares). Diluted per share results reflect the potential dilution from the exercise or conversion of securities into common stock.

       Stock options, warrants and contingent shares (both vested and non-vested) totaling 3,421,788 and 3,267,015 shares at March 31, 1999 and 1998, respectively, were excluded from the calculation of diluted per share results presented because their effect was anti-dilutive. Accordingly, diluted net loss per common share is the same as basic net loss per common share.

                       CDSI HOLDINGS INC. AND SUBSIDIARIES

                                   (UNAUDITED)



(5)   CONTINGENCIES

      In May 1999, the Company agreed to settle a lawsuit asserted by a former employee seeking a severance payment. During the first quarter of 1999, the Company accrued $165,000 for the settlement and associated legal fees and expenses.

                       CDSI HOLDINGS INC. AND SUBSIDIARIES

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

         CDS. In May, 1998, we acquired the stock of CDS, a company engaged in the marketing and leasing of an inventory control system for tobacco products. Under the terms of the acquisition, the former CDS stockholders received 147,500 shares of our Common Stock at closing. We also agreed to issue an additional 147,500 shares to the former CDS stockholders on each of the first, second and third anniversaries of the closing if, on each such delivery date, CDS was actively engaged in the business it is now engaged. The schedule for the deferred deliveries of stock is subject to a delay of 12 months if the then President of CDS (the "Executive") is not employed by CDS on any of the three anniversary dates and is subject to acceleration if our Common Stock trades at $15 per share for 60 consecutive trading days. The Executive resigned from CDS, effective February 28, 1999, and the delivery scheduled for May 8, 1999 was delayed for 12 months. In connection with this acquisition, CDS entered into an employment agreement with the Executive, which provided for him to receive salary for a one-year period following his termination of employment. The Executive was also granted options to purchase 110,000 shares of our Common Stock at $1.50 per share. CDS did not have any significant tangible assets at the time of acquisition. The aggregate of the fair value of the shares issued and issuable to the CDS stockholders as consideration for the acquisition of $339,250 and the legal and other costs incurred in the acquisition of $104,250 have been capitalized and will be amortized over an estimated useful life of five years.

         CDS markets a dispensing machine for cigarettes, which is controlled by a remote-control device. This machine, the Coinexx Star 10, distributes and is designed to replace the current money-operated cigarette vending machine. CDS' product is differentiated from the current money-operated vending machine by a remote-control transmitter, which may only be activated by an authorized individual. Thus, the Coinexx Star 10 requires a face-to-face transaction between the operator (typically a cashier) and the customer wishing to purchase cigarettes. CDS' management believes that this method for dispensing cigarettes would be permitted under the final Food and Drug Administration regulations issued August 28, 1996. CDS believes that the principal market for its equipment consists of restaurants, bars and taverns. CDS intends to lease its equipment to these entities for a 36-month term and intends to derive additional revenues from sales of the units and by selling advertising space on the machine's panels. CDS will depreciate the equipment over five years. As of May 13, 1999, CDS had entered into approximately 72 leases for machines.

         In December 1998, CDS acquired substantially all of the assets of TD Rowe Corporation's New York state cigarette vending route, including vending machines, for $59,250. We paid $20,000 at closing and the remaining $39,250 in the first quarter of 1999. As part of the transaction, we also purchased the inventory in the machines for $29,158.

                       CDSI HOLDINGS INC. AND SUBSIDIARIES



ITEM 2. CONT'D.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS (CONTINUED)



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

         DAMI was organized by Dean Eaker, our former President, Chief Executive Officer and director, and Edward Fleiss, our former Vice President and Chief Technology Officer, to continue to operate and develop the PC411 Service. We received preferred stock representing an initial 42.5% interest in DAMI in exchange for the contribution of the PC411 Service. Acxiom purchased preferred stock representing a 42.5% interest in DAMI for $1,250,000 and will initially designate a majority of the Board of Directors of DAMI. DAMI's management, including Messrs. Eaker and Fleiss, will hold an initial 15% interest in DAMI with options to increase their ownership position to 50% upon satisfaction of operational and financial benchmarks over a three-year period. As a result, we have accounted for our interest in the PC411 Service by using the equity method of accounting after November 5, 1998. We recorded $462,360 as a capital contribution in connection with the transaction, which represented our 42.5% interest in the capital raised by DAMI in excess of the carrying value of our net assets contributed to DAMI. We have agreed, under certain conditions, to fund up to $200,000 of an $800,000 working capital line to be provided to DAMI by Acxiom, Dean Eaker and us. We have received a request for this funding from DAMI and have funded $50,000 of the working capital line as of May 13, 1999.

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

                       CDSI HOLDINGS INC. AND SUBSIDIARIES



ITEM 2. CONT'D.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS (CONTINUED)




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

         YEAR 2000 COSTS. We have evaluated the implementation of the century date change on our internal computer systems and those of CDS and DAMI and believe we are all Year 2000 compliant. CDS believes that its dispensing machine is Year 2000 compliant and we have been informed by DAMI that the PC411 Service is Year 2000 compliant. Furthermore, we use personal computers less than three years old for all accounting functions. However, the failure of our service providers to resolve their own processing issues in a timely manner could result in a material financial risk. As a result, we are presently confirming that our service providers are adequately addressing Year 2000 issues. However, there can be no complete assurance of success, or that interaction with service providers will not impair CDS' and DAMI's services.

RESULTS OF OPERATIONS

         For the three months ended March 31, 1999 and 1998, the results of operations of our primary operating units, which include the PC411 Service and CDS, were as follows. We acquired CDS on May 8, 1998. We contributed the PC411 Service to DAMI in exchange for preferred stock in DAMI on November 5, 1998. We have accounted for our interest in the PC411 Service using the equity method of accounting subsequent to November 5, 1998.

                       CDSI HOLDINGS INC. AND SUBSIDIARIES



ITEM 2. CONT'D.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS (CONTINUED)




                                                       --------------------------------------------
                                                              Three months ended March 31,
                                                       --------------------------------------------
                                                              1999                   1998
                                                       -------------------- -----------------------
           CDS

           Revenues................................      $    111,088       $           --
           Cost of revenues........................            83,323                   --
           Research and development................            38,443
           Sales and marketing.....................           101,348                   --
           General and administrative..............           328,310                   --
                                                              -------       --------------
                Total expenses.....................           551,424                   --
                                                              -------       --------------
           Operating loss..........................       $  (440,336)      $           --
                                                             ========        =============

           PC411 SERVICE

           Revenues................................    $           --           $   23,148
           Cost of revenues........................                --               93,572
           Research and development................                --               40,236
           Sales and marketing.....................                --              211,543
           General and administrative..............                --              165,264
                                                       --------------              -------
                Total expenses.....................                --              510,615
                                                       --------------              -------
           Operating loss..........................    $           --          $  (487,467)
                                                        =============             ========


           CORPORATE AND OTHER

           Revenues................................    $           --       $           --
           Cost of revenues........................                --                   --
           Research and development................                --               29,249
           Sales and marketing.....................                --                   --
           General and administrative..............           276,661               74,027
                                                           ----------            ---------
                Total expenses.....................           276,661              103,276
                                                           ----------             --------
           Operating loss..........................       $  (276,661)          $ (103,276)
                                                           ==========             ========

                       CDSI HOLDINGS INC. AND SUBSIDIARIES



ITEM 2. CONT'D.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS (CONTINUED)




         CDS

         REVENUES. CDS had revenues of $111,088 for the three months ended March 31, 1999. The revenues resulted from the following: $6,448 machine leases, $11,220 machine sales and $93,420 from the sales of cigarettes. CDS acquired substantially all of the assets of TD Rowe Corporation's New York state cigarette vending route in December 1998.

         COST OF REVENUES. Cost of revenues of $83,323 for CDS for the three months ended March 31, 1999 consisted primarily of costs of cigarettes of $69,231. Cost of sales also included warehouse expenses and shipping of machines held for lease. CDS depreciates its machines held for lease over five years once the asset is placed in service and removes the machine and related accumulated depreciation from its financial statements upon the sale.

         SALES AND MARKETING EXPENSES. Sales and marketing expenses for CDS were $101,348 for the three months ended March 31, 1999. The expenses consisted principally of personnel costs and expenses associated with trade shows.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for CDS were $328,310 for the three months ended March 31, 1999. The CDS expenses consisted principally of payroll, amortization of intangible assets, consulting and office expenses. The expenses also included severance charges associated with the termination of an executive of $105,951.

         THE PC411 SERVICE

         REVENUES. Our revenues from the PC411 Service in 1998 were derived from registration fees and usage charges for the modem dial-up PC411 service. Revenues were recognized over the period in which the related services are to be provided. Revenues for the three months ended March 31, 1998 were $23,148. Our policy is to recognize revenues over the period that services are provided.

         COST OF REVENUES. Cost of revenues consisted primarily of the cost of data and the distribution fees paid to OEM partners in 1998. Cost of revenues in 1998 also included employee compensation and depreciation associated with the maintenance of the PC411 Service. Cost of revenues for the three months ended March 31, 1998 were $93,572.

         RESEARCH AND DEVELOPMENT. Research and development expenses consisted primarily of employee compensation associated with the design, programming, and testing of the PC411 Service. Research and development expenses were $69,485 for the three months ended March 31, 1998.

         SALES AND MARKETING EXPENSES. Sales and marketing expenses consisted primarily of public relations, direct mail, print advertising, and trade shows. Sales and marketing expenses for the three months ended March 31, 1998 were $211,543.

                       CDSI HOLDINGS INC. AND SUBSIDIARIES



ITEM 2. CONT'D.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS (CONTINUED)




         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses related to the PC411 Service consisted primarily of expenses for administration, office operations, and general management activities, including legal, accounting, and other professional fees. General and administrative expenses were $165,264 for the three months ended March 31, 1998.

         CORPORATE AND OTHER

         Expenses associated with corporate activities were $276,661 for the three months ended March 31, 1999, as compared to $103,246 for the same period in the prior year. The increase was primarily due to amounts accrued for the settlement of a lawsuit and associated legal fees and expenses. The balance of the expenses were primarily associated with costs necessary to maintain a public company.

         OTHER INCOME (EXPENSE)

         Interest and other income was $20,868 for the three months ended March 31, 1999, compared to $58,299 for the three months ended March 31, 1998. The decrease is principally related to lower balances in cash and cash equivalents in 1999. We recorded an equity loss in DAMI of $226,446 for the three months ended March 31, 1999. The amount represents 42.5% of DAMI's operating loss of $532,813 for the three months ended March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         We have not been able to generate sufficient cash from operations and, as a consequence, financing has been required to fund ongoing operations. We have financed our operations to date primarily through the sale of our Preferred Stock, secured short-term borrowings from New Valley Corporation ("NVC"), our principal stockholder, and the proceeds of our May 1997 initial public offering ("IPO"). Three of our directors and our President and our Chief Financial Officer are or have been executive officers of NVC.

         Cash used for operations for the three months ended March 31, 1999 and 1998 was $323,287 and $474,061, respectively. The decrease is primarily due to increased non-cash charges in 1999 related to equity loss in DAMI ($226,446), increased depreciation and amortization ($23,848) associated with CDS, a net increase in accrued expenses ($215,507) and a net decrease in other receivables ($74,704) in 1999 as compared to the 1998 period. The amount is offset by an increased loss of $390,131 in 1999.

         Cash used in investing activities was $62,832 for the three months ended March 31, 1999 compared with $3,583 for same period in the prior year. Cash used in investing activities for the 1999 period resulted primarily from acquisition of substantially all of the assets of TD Rowe Corporation's New York state cigarette vending route, including vending machines, for $59,250. We paid $20,000 in 1998 and the remaining $39,250 in the first quarter of 1999. We will amortize the costs of the vending route over an estimated useful life of five years.

         Our capital expenditures of $23,519 for the three months ended March 31, 1999 consisted primarily of the purchase of a booth for trade shows and a vehicle. We expect capital expenditures will be approximately $50,000 for the year ended December 31, 1999.

                       CDSI HOLDINGS INC. AND SUBSIDIARIES



ITEM 2. CONT'D.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS (CONTINUED)





         In connection with the DAMI transaction, we agreed, under certain circumstances, to fund up to $200,000 of an $800,000 line of credit to be provided to DAMI by various of its stockholders. We have received a request for this funding from DAMI and have funded $50,000 of the working capital line as of May 13, 1999.

         Effective May 1, 1999, we entered into a sublease for our former headquarters in Inglewood, California. We expensed approximately $25,000 associated with the costs to locate a new tenant and the relocation of our headquarters. Nonetheless, the agreement is a sublease and no assurance can be given that we will not ultimately be liable for future lease payments.

         In May, 1999 we agreed to settle a lawsuit brought by a former employee seeking a severance payment. We have accrued $165,000 for the settlement and associated legal fees and expenses which amount will be payable following the signing of the final settlement agreements.

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

         The accompanying financial statements have been prepared assuming we will continue as a going concern. Management is currently evaluating alternatives to implement in the event that our liquidity requirements in the next twelve months exceed our present cash and cash equivalents. Such alternatives include seeking additional investors and/or lenders and disposing of our interest in DAMI. Although there can be no assurance, we believe that we will be able to continue as a going concern for the next twelve months.

         We or our affiliates, including NVC, may, from time to time, based upon present market conditions, purchase shares of our Common Stock in the open market or in privately negotiated transactions.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         We and our representatives may from time to time make oral or written "forward-looking statements" within the meaning of the Private Securities Reform Act of 1995 (the "Reform Act"), including any statements that may be contained in the foregoing "Management's Discussion and Analysis of Financial Condition and Results of Operations", in this report and in other filings with the Securities and Exchange Commission and in our reports to stockholders, which represent our expectations or beliefs with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties and, in connection with the "safe-harbor" provisions of the Reform Act, we have identified under "Risk Factors" in Item 1 of our Form 10-KSB for the year ended December 31, 1998 filed with the SEC and in this section important factors that

                       CDSI HOLDINGS INC. AND SUBSIDIARIES



ITEM 2. CONT'D.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS (CONTINUED)



could cause actual results to differ materially from those contained in any forward-looking statements made by us or on our behalf.

         Our plans and objectives are based, in part, on assumptions involving the market acceptance of CDS' and DAMI's respective products and services, continued growth and expansion of the Internet, our ability to market successfully the Coinexx Star 10 System as a legally permitted and more convenient and reliable alternative to current comparable and widely used tobacco dispensing control systems and that there will be no unanticipated material adverse change in our business or regulatory developments. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive, regulatory and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control.

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

                       CDSI HOLDINGS INC. AND SUBSIDIARIES


                           PART II. OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

         Reference is made to information entitled "Contingencies" in Note 5 to our Financial Statements included elsewhere in this report on Form 10-QSB.

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On May 21, 1997, we completed an initial public offering ("IPO") of 1,322,500 units (including 172,500 units from the exercise of the underwriter's over-allotment option), each unit consisting of one share of Common Stock and one Warrant. The units were sold for $5.75 each and we received, after expenses of the IPO, approximately $5.9 million in net proceeds.

         On August 14, 1997, we filed our initial report of sales of securities and use of proceeds therefrom on Form SR. Form SR has been discontinued and the we will continue to report the following information in our quarterly and annual filings until the proceeds have been fully used.

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

                       CDSI HOLDINGS INC. AND SUBSIDIARIES

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

                (All expenses were direct or indirect to others)

         6. Net offering proceeds after the total expenses above were $5,885,000.

         7. Amount of net offering proceeds used for each of the purposes listed below:

Amounts paid to affiliates of the Company:
      Repayment of Indebtedness; preferred stock dividends     $       619,016

Amounts paid to others:
      Temporary investments:
           Money market cash accounts                          $     1,502,694
           Commercial paper                                    $        30,270
      Purchase of machines held for lease/sale                 $       476,094
      Purchase of equipment                                    $       180,502
      Employee compensation - estimated                        $     1,298,781
      Costs associated with acquisition of CDS                 $       104,250
      Costs associated with acquisition of vending route       $        59,250
      Other working capital - estimated                        $     1,614,143

                       CDSI HOLDINGS INC. AND SUBSIDIARIES

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         During the first quarter of 1999, we submitted certain matters to a vote of stockholders at our Annual Meeting of Stockholders held on January 12, 1999 (the "Annual Meeting"). Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

         At the Annual Meeting, every holder of record of our Common Stock at the close of business on December 9, 1998 (the "Record Date") was entitled to vote, in person or by proxy one vote for each Common Share held by such holder. As of the Record Date, there were 3,120,000 Common Shares outstanding.

         The holders of a majority of the outstanding shares entitled to vote at the Annual Meeting were either present in person or represented by proxy, and constituted a quorum for the transaction of business at the Annual Meeting, as indicated in the following table:

                                                                          Present in Person or Represented by Proxy
                                Shares        Votes          Votes           No. of         No. of        Percent
                             Outstanding    Per Share     Outstanding        Shares          Votes        of Class
                             -----------    ---------     -----------        ------          -----        --------
           Common Shares      3,120,000         1          3,120,000       2,676,417       2,676,417        85.8


         The following constitutes a brief description of the matters voted upon at the Annual Meeting and a tabulation of the results:

         1. Four nominees were elected as our directors by more than the required plurality of affirmative votes of the holders of Common Shares to serve until the next annual stockholders' meeting:

                                             VOTED FOR DIRECTORS                    VOTE WITHHELD
                                        --------------------------------    --------------------------------
                                        No. of Votes    Percent of Votes    No. of Votes    Percent of Votes
                                        ------------    ----------------    ------------    ----------------
              J. Bryant Kirkland III     2,670,417           99.78             6,000              0.22

              Richard J. Lampen          2,670,417           99.78             6,000              0.22

              Robert Lundgren            2,670,417           99.78             6,000              0.22

              Henry Morris               2,670,417           99.78             6,000              0.22



         2. Our Certificate of Incorporation was amended to change the corporate name from PC411, Inc. to CDSI Holdings Inc.


                                        No. of Votes    Percent of Votes
                                        ------------    ----------------

              Voted for proposal         2,674,717           99.93

              Voted against proposal       1,600              0.06

              Abstained from voting         100               0.01

                       CDSI HOLDINGS INC. AND SUBSIDIARIES

Item 5.  OTHER INFORMATION

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

                      CDSI HOLDINGS INC. AND SUBISIDIARIES


SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CDSI HOLDINGS INC.
                                    (Registrant)

Date:    May 13, 1999               By:   /s/ J. Bryant Kirkland III
                                          -------------------------------------
                                          J. Bryant Kirkland III
                                          Vice President, Treasurer
                                          and Chief Financial Officer
                                          (Duly Authorized Officer and
                                             Chief Accounting Officer)