Form 10QSB
period 1999-06-30
CDSI HOLDINGS INC
filed 1999-08-16
CIK 1023994

===============================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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
(2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
YES  X   NO
    ----    ----

     AS OF AUGUST 16, 1999, THERE WERE OUTSTANDING 3,120,000 SHARES OF THE ISSUER'S COMMON STOCK, $.01 PAR VALUE.






===============================================================================

                               CDSI HOLDINGS INC.
                        QUARTERLY REPORT ON FORM 10-QSB
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999


                               TABLE OF CONTENTS


       PART I. FINANCIAL INFORMATION

                                                                                         Page
                                                                                         ----
Item 1.             Condensed Consolidated Financial Statements (Unaudited):

                    Condensed Consolidated Balance Sheets as of June 30, 1999
                        and December 31, 1998.........................................    3

                    Condensed Consolidated Statements of Operations for the
                        three months and six months ended June 30, 1999 and
                        1998..........................................................    4

                    Condensed Consolidated Statements of Cash Flows for the
                        six months ended June 30, 1999 and 1998.......................    5

                    Notes to the Condensed Quarterly Consolidated Financial
                        Statements ...................................................    6

Item 2.             Management's Discussion and Analysis of Financial
                        Condition and Results of Operations...........................    10


       PART  II. OTHER INFORMATION

Item 1.             Legal Proceedings.................................................    17

Item 2.             Changes in Securities and Use of Proceeds.........................    17

Item 6.             Exhibits and Reports on Form 8-K..................................    19

SIGNATURE...........................................................................      20


                               CDSI HOLDINGS INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


                                                                            June 30,        December 31,
                                                                         ---------------- -----------------
                                                                              1999              1998
                                                                         ---------------- -----------------
                                ASSETS:
Current assets:
    Cash and cash equivalents.....................................        $    777,488      $ 1,888,813
    Restricted assets.............................................              30,000           30,000
    Accounts receivable...........................................               2,108            3,371
    Inventory.....................................................              26,506           37,170
    Prepaid expenses and other current assets.....................              52,219           73,721
                                                                           -----------      -----------
         Total current assets.....................................             888,321        2,033,075

Machines held for sale or lease, net..............................             240,117          233,885
Property and equipment, net.......................................             140,398          110,053
Other assets......................................................              18,505           18,505
Investment in Digital Asset Management, Inc.......................                  --          401,924
Intangible assets, net............................................              51,016          447,930
                                                                           -----------      -----------
         Total assets.............................................         $ 1,338,357      $ 3,245,372
                                                                           ===========      ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses.............................         $   213,400      $   174,733
                                                                           -----------      -----------
         Total current liabilities................................             213,400          174,733
                                                                           -----------      -----------

Commitments and contingencies                                                                        --

Stockholders' equity:
    Preferred stock, $.01 par value.  Authorized 5,000,000
       shares; no shares issued and outstanding...................                  --               --
    Common stock, $.01 par value.  Authorized 25,000,000
       shares; 3,120,000 shares issued and outstanding............              31,200           31,200
    Additional paid-in capital....................................           8,209,944        8,209,944
    Accumulated deficit...........................................          (7,116,187)      (5,170,505)
                                                                           -----------      -----------
         Total stockholders' equity...............................           1,124,957        3,070,639
                                                                           -----------      -----------
         Total liabilities and stockholders' equity...............         $ 1,338,357      $ 3,245,372
                                                                           ===========      ===========





     See accompanying Notes to Condensed Consolidated Financial Statements

                               CDSI HOLDINGS INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                             Three Months Ended                  Six Months Ended
                                                     ----------------------------------- ----------------------------------
                                                         June 30,          June 30,          June 30,         June 30,
                                                           1999              1998              1999             1998
                                                     ------------------ ---------------- ----------------- ----------------
Revenues.........................................      $    94,288        $  24,362        $    205,376    $      47,511

Cost and expenses:
     Cost of revenues............................           88,867           89,868             172,190         183,440
     Research and development....................           30,010           48,188              68,453         117,673
     Sales and marketing.........................          141,462          108,711             242,810         320,254
     Amortization of intangible assets...........          373,617           12,606             396,979          12,606
     General and administrative..................          220,643          289,870             802,252         529,161
                                                       -----------        ---------         -----------     -----------
                                                           854,599          549,243           1,682,684       1,163,134
                                                       -----------        ---------         -----------     -----------
Operating loss...................................         (760,311)        (524,881)         (1,477,308)     (1,115,623)
                                                       -----------        ---------         -----------     -----------
Other income (expense):
     Interest and other income...................           12,682           34,021              33,550          92,320
     Equity in loss of DAMI......................         (275,478)              --            (501,924)             --
                                                       -----------        ---------         -----------     -----------
                                                          (262,796)          34,021            (468,374)         92,320
                                                       -----------        ---------         -----------     -----------
Net loss.........................................      $(1,023,107)       $(490,860)        $(1,945,682)    $(1,023,303)
                                                       ===========        =========         ===========     ===========
Net loss per share (basic and diluted)...........      $     (0.33)       $   (0.16)        $     (0.62)    $     (0.34)
                                                       ===========        =========         ===========     ===========
Shares used in computing net loss per share......        3,120,000        3,058,145           3,120,000      3,015,323
                                                       ===========        =========         ===========     ===========








     See accompanying Notes to Condensed Consolidated Financial Statements

                               CDSI HOLDINGS INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                          Six Months Ended
                                                                                    ----------------------------
                                                                                     June 30,          June 30,
                                                                                       1999              1998
                                                                                    -----------       ----------
Cash flows from operating activities:
   Net loss................................................................         $(1,945,682)     $(1,023,303)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
     Depreciation..........................................................              17,043           35,114
     Amortization of intangible assets.....................................             396,979               --
     Equity loss in DAMI...................................................             501,924               --
     Changes in assets and liabilities:
        Accounts receivable................................................               1,263            3,148
        Purchase of machines held for lease................................              (8,216)         (41,508)
        Prepaid expenses and other current assets..........................              32,166          122,073
        Accrued expenses...................................................              77,980           11,249
        Deferred revenues..................................................                  --           (2,392)
                                                                                    -----------       ----------
Net cash used in operating activities......................................            (926,543)        (895,619)
                                                                                    -----------       ----------
Cash flows from (used in) investing activities:
   Increase in restricted assets...........................................                  --         (467,000)
   Sale of short-term investments..........................................                  --        3,498,116
   Issuance of loan to DAMI................................................            (100,000)              --
   Acquisition of business.................................................             (39,313)        (104,250)
   Acquisition of property and equipment...................................             (45,469)         (55,173)
                                                                                    -----------       ----------
Net cash flows from (used in) investing activities.........................            (184,782)       2,871,693
                                                                                    -----------       ----------
Cash flows from financing activities:
   Deferred finance charges................................................                  --          (10,000)
                                                                                    -----------       ----------
Net cash flows provided from financing activities..........................                  --          (10,000)
                                                                                    -----------       ----------
Net increase in cash.......................................................          (1,111,325)       1,966,074
Cash and cash equivalents at beginning of period...........................           1,888,813          949,157
                                                                                    -----------       ----------
Cash and cash equivalents at end of period.................................         $   777,488       $2,915,231
                                                                                    ===========       ==========
Detail of acquisition:
   Fair value of assets acquired...........................................         $        --       $  339,750
   Liabilities assumed.....................................................                  --           61,500



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

       CDS ACQUISITION

       On May 8, 1998, the Company acquired CDS, a company engaged in the marketing and leasing of an inventory control system for tobacco products. Under the terms of the acquisition, the former CDS stockholders received 147,500 shares of the Company's Common Stock at closing. In addition, the Company will issue an additional 147,500 shares to CDS stockholders on each of the second, third and fourth anniversaries of the closing provided that on each such delivery date
       CDS is actively engaged in the business it is now engaged. The schedule for the deferred deliveries of stock is subject to acceleration if the Company's Common Stock trades at $15 per share for 60 consecutive trading days. The former president ("the Executive") resigned from CDS effective February 28, 1999 and is entitled under his employment agreement to receive salary for a one-year period following his termination of employment. The Company recorded severance expense of $105,951 associated with the Executive's termination in the first quarter of 1999. The Executive was also granted options to purchase 110,000 shares of Common Stock of the Company at $1.50 per share. CDS did not have any significant tangible assets at the time of acquisition. The aggregate of the fair value of the shares issued and issuable to the CDS stockholders as consideration for the acquisition of $339,250 and the legal and other costs incurred in the acquisition of $104,250 were capitalized and were being amortized over an estimated useful life of five years. In the second quarter of 1999, based on the results of such business since the acquisition and future projections, the Company expensed the remaining unamortized acquisition costs of $340,017. In 1998, CDS acquired substantially all of the assets of TD Rowe Corporation's New York state cigarette vending route, including vending machines, for $59,250. CDS paid $20,000 in 1998 and the remaining $39,250 in the first quarter of 1999. CDS amortizes the costs of the vending route over an estimated useful life of five years.

                      CDSI HOLDINGS INC. AND SUBSIDIARIES

                                  (UNAUDITED)



       DAMI TRANSACTION

       On November 5, 1998, the Company contributed the non-cash assets and certain liabilities of its on-line electronic delivery information service (the "PC411 Service") to Digital Asset Management, Inc. ("DAMI"). DAMI was a newly formed corporation organized by Dean Eaker, the former President, Chief Executive Officer and a director of the Company, and Edward Fleiss, the former Vice President and Chief Technology Officer of the Company, to continue to operate and develop the PC411 Service. The Company received 1,250 shares of preferred stock representing an initial 42.5% interest in DAMI in exchange for the contribution of the PC411 Service's net assets. Acxiom Corporation ("Acxiom") purchased preferred stock representing a 42.5% interest in DAMI for $1,250,000 and initially designated a majority of the Board of Directors of DAMI. DAMI's management, including Messrs. Eaker and Fleiss, held an initial 15% interest in DAMI with options which would have increased their ownership position to 50% upon satisfaction of operational and financial benchmarks over a three-year period. The Company's carrying value in the net assets contributed to DAMI totaled $73,438. The Company recorded $462,360 as a capital contribution in connection with the transaction, which represented the Company's 42.5% interest in the capital raised by DAMI in excess of the carrying value of the Company's net assets contributed to DAMI. The Company agreed, under certain conditions, to fund up to $200,000 of an $800,000 working capital line to be provided to DAMI by Acxiom, the Company and Dean Eaker. The Company funded $100,000 of the working capital line in the second quarter of 1999.

       On July 7, 1999, DAMI issued $550,000 of 8% convertible notes due March 31, 2000 to outside investors. The notes are convertible into 400 shares of DAMI preferred stock. The convertible note holders also received warrants to purchase 300 shares of DAMI preferred stock at $1,500 per share. In connection with the issuance of the notes, Eaker and Acxiom agreed to extend the maturity of their working capital lines from June 30, 1999 to March 31, 2000 and received warrants to purchase 200 and 100 preferred shares, respectively, at $1,500 per share. The Eaker and Acxiom working capital lines are also convertible into 267 and 133 shares, respectively, of DAMI preferred stock at $1,500 per share. In connection with the issuance of the notes, the Company agreed to extend the maturity of its working capital line from June 30, 1999 to August 31, 1999 and was released from any further obligation to fund additional amounts under the working capital line. The Company's interest in DAMI would decrease from 42.5% to 28.8% assuming the conversion of all notes and warrants issued in the transaction.

       The Company is accounting for its non-controlling interest in DAMI using the equity basis of accounting after November 5, 1998. The Company's equity in DAMI's losses for the three and six months ended June 30, 1999 has been adjusted to reflect the difference in the Company's contribution of its net assets to DAMI and the fair value of those assets recorded by DAMI. In the second quarter of 1999, the cumulative equity in DAMI's losses exceeded the Company's investment in DAMI of $635,798, which consisted of the initial carrying value in DAMI of $535,798 and the loan of $100,000 under the working capital line to DAMI. Since the Company accounts for its investment in DAMI under the equity method of accounting and has no intention or commitment to fund future DAMI losses, the Company's investment in DAMI is carried at $0.

                      CDSI HOLDINGS INC. AND SUBSIDIARIES

                                  (UNAUDITED)

       Summarized financial information as of June 30, 1999 and December 31, 1998 and for the three and six month periods ended June 30, 1999 for DAMI follows:

                                                       June 30, 1999            December 31, 1998
                                                       -------------            -----------------
Current assets..................................        $   156,768               $   728,248
Furniture and fixtures, net.....................            203,481                   168,022
Noncurrent assets...............................             21,835                    21,835
Intangible assets, net..........................          1,267,269                 1,174,839
Current liabilities.............................            194,502                    77,878
Notes payable...................................            850,000                        --
Stockholders' equity............................            604,851                 2,015,066


                                                     Three Months Ended         Six Months Ended
                                                       June 30, 1999              June 30, 1999
                                                       -------------              -------------
Revenues........................................         $   11,085              $     25,652
Costs and expenses..............................            777,047                 1,438,663
Interest income.................................                  2                     2,796
Net loss........................................           (765,960)               (1,410,215)


(2)    PRINCIPLES OF REPORTING

       The financial statements of the Company presented herein have been prepared by the Company and are unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of June 30, 1999 and the results of operations and cash flows for all periods presented have been made. Results for the interim periods are not necessarily indicative of the results for the entire year.

       The accompanying financial statements have been prepared assuming the Company will continue as a going concern. Management is currently evaluating alternatives to implement in the event that the Company's liquidity requirements in the next twelve months exceed its present cash and cash equivalents. Such alternatives include seeking additional investors and/or lenders and disposing of the Company's interest in DAMI. Although there can be no assurance, the Company believes that it will be able to continue as a going concern for the next twelve months.

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

                      CDSI HOLDINGS INC. AND SUBSIDIARIES

                                  (UNAUDITED)

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

       Stock options, warrants and contingent shares (both vested and non-vested) totaling 3,421,788 and 3,839,243 shares at June 30, 1999 and 1998, respectively, were excluded from the calculation of diluted per share results presented because their effect was anti-dilutive. Accordingly, diluted net loss per common share is the same as basic net loss per common share.


 (5)   CONTINGENCIES

       In May 1999, the Company agreed to settle a lawsuit asserted by a former employee seeking a severance payment. During the first quarter of 1999, the Company accrued $165,000 for the settlement and associated legal fees and expenses. The amount was paid in the second quarter of 1999.

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

CDS. In May, 1998, we acquired the stock of CDS, a company engaged in the marketing and leasing of an inventory control system for tobacco products. Under the terms of the acquisition, the former CDS stockholders received 147,500 shares of our Common Stock at closing. We also agreed to issue an additional 147,500 shares to the former CDS stockholders on each of the second, third and fourth anniversaries of the closing if, on each such delivery date, CDS was actively engaged in the business it is now engaged. The schedule for the deferred deliveries of stock is subject to acceleration if our Common Stock trades at $15 per share for 60 consecutive trading days. The former President of CDS ("the Executive") resigned from CDS, effective February 28, 1999 and is entitled under his employment agreement to receive salary for a one-year period following his termination of employment. We recorded severance expense of $105,951 associated with the Executive's termination in the first quarter of 1999. The Executive was also granted options to purchase 110,000 shares of our Common Stock at $1.50 per share. CDS did not have any significant tangible assets at the time of acquisition. The aggregate of the fair value of the shares issued and issuable to the CDS stockholders as consideration for the acquisition of $339,250 and the legal and other costs incurred in the acquisition of $104,250 have been capitalized and will be amortized over an estimated useful life of five years. In the second quarter of 1999, based on the results of such business since acquisition and future projections, we expensed the remaining unamortized acquisition costs of $340,017.

CDS markets a dispensing machine for cigarettes, which is controlled by a remote-control device. This machine, the Coinexx Star 10, distributes and is designed to replace the current money-operated cigarette vending machine. CDS' product is differentiated from the current money-operated vending machine by a remote-control transmitter, which may only be activated by an authorized individual. Thus, the Coinexx Star 10 requires a face-to-face transaction between the operator (typically a cashier) and the customer wishing to purchase cigarettes. CDS' management believes that this method for dispensing cigarettes would be permitted under the final Food and Drug Administration regulations issued August 28, 1996. Nonetheless, nothing prohibits various state and local governments from enacting laws, ordinances or regulations prohibiting CDS' method for dispensing cigarettes. We were recently informed by the city of Minneapolis, Minnesota, where we had leased seven machines, that it had enacted such an ordinance. CDS' principal market for its equipment consists of restaurants, bars and taverns. CDS depreciates the equipment over five years. As of August 13, 1999, CDS had entered into approximately 90 leases for machines in addition to the machines leased in Minneapolis.

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

                      CDSI HOLDINGS INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


DAMI. On November 5, 1998, we contributed the non-cash assets and certain liabilities of our on-line electronic delivery information service (the "PC411 Service") to Digital Asset Management, Inc. ("DAMI"). The assets contributed include the tradename for "PC411 for Windows 3.0", distribution agreements with equipment manufacturers, subscriber contracts for the PC411 Service, our internet site and domain name, all property, plant and equipment, including hardware and software, relating to the PC411 Service and all accounts receivable, inventories and prepaid expenses relating to the PC411 Service. The contributed assets did not include our cash and marketable securities and other financial investments. The liabilities assumed by DAMI included our obligations to Acxiom Corporation ("Acxiom") under a data licensing agreement, $10,000 of liabilities under OEM distribution agreements, our obligations to provide the PC411 Service to subscribers and $10,000 of other pre-closing liabilities.

DAMI was organized by Dean Eaker, our former President, Chief Executive Officer and director, and Edward Fleiss, our former Vice President and Chief Technology Officer, to continue to operate and develop the PC411 Service. We received preferred stock representing an initial 42.5% interest in DAMI in exchange for the contribution of the PC411 Service. Acxiom purchased preferred stock representing a 42.5% interest in DAMI for $1,250,000 and initially designated a majority of the Board of Directors of DAMI. DAMI's management, including Messrs. Eaker and Fleiss, held an initial 15% interest in DAMI with options which would have increased their ownership position to 50% upon satisfaction of operational and financial benchmarks over a three-year period. As a result, we have accounted for our interest in the PC411 Service by using the equity method of accounting after November 5, 1998. We recorded $462,360 as a capital contribution in connection with the transaction, which represented our 42.5% interest in the capital raised by DAMI in excess of the carrying value of our net assets contributed to DAMI. We agreed, under certain conditions, to fund up to $200,000 of an $800,000 working capital line to be provided to DAMI by Acxiom, Dean Eaker and us. We funded $100,000 of the working capital line in the second quarter of 1999.

On July 7, 1999, DAMI issued $550,000 of 8% convertible notes due March 31, 2000 to outside investors. The notes are convertible into 400 shares of DAMI preferred stock. The convertible note holders also received warrants to purchase 300 shares of DAMI preferred stock at $1,500 per share. In connection with the issuance of the notes, Eaker and Acxiom agreed to extend the maturity of their working capital lines from June 30, 1999 to March 31, 2000 and received warrants to purchase 200 and 100 preferred shares at $1,500 per share. The Eaker and Acxiom working capital lines also are convertible into 267 and 133 shares of DAMI preferred stock at $1,500 per share. Further, in connection with the issuance of the notes, we agreed to extend the maturity of our working capital line from June 30, 1999 to August 31, 1999 and were released from any further obligation to fund additional amounts under the working capital line. Our interest in DAMI would decrease from 42.5% to 28.8% assuming the conversion of all notes and warrants issued in the transaction.

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

Results of Operations

For the six months ended June 30, 1999 and 1998, the results of operations of our primary operating units, which include the PC411 Service and CDS, were as follows. We acquired CDS on May 8, 1998. We contributed the PC411 Service to DAMI in exchange for preferred stock in DAMI on November 5, 1998. We have accounted for our interest in the PC411 Service using the equity method of accounting subsequent to November 5, 1998.


                                                 Three Months Ended June 30,          Six months ended June 30,
                                              ----------------------------------- ----------------------------------
                                                    1999              1998             1999              1998
                                              ----------------- ----------------- ---------------- -----------------
CDS
Revenues................................          $   94,288         $      --       $   205,376        $      --
Cost of revenues........................              88,867                --           172,190               --
Research and development................              30,010                --            68,453               --
Sales and marketing.....................             141,462                --           242,810               --
Amortization of intangible assets.......             373,617            12,606           396,979           12,606
General and administrative..............             205,386            73,367           510,334           73,367
                                                  ----------         ---------       -----------        ---------
     Total expenses.....................             839,342            85,973         1,390,766           85,973
                                                  ----------         ---------       -----------        ---------
Operating loss..........................          $ (745,054)        $ (85,973)      $(1,185,390)       $ (85,973)
                                                  ==========         =========       ==========         =========

                      CDSI HOLDINGS INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)



PC411 Service
Revenues................................          $       --         $  24,363       $        --        $  47,511
                                                                                              --
Cost of revenues........................                  --            89,868                --          183,440
Research and development................                  --            48,188                --           88,424
Sales and marketing.....................                  --           108,711                --          320,254
General and administrative..............                  --           190,427                --          384,939
                                                  ----------         ---------       -----------        ---------
     Total expenses.....................                  --           437,194                --          977,057
                                                  ----------         ---------       -----------        ---------
Operating loss..........................          $       --         $(412,831)      $                  $(929,546)
                                                  ==========         =========       ===========        =========
Corporate and other

Revenues................................          $       --         $      --       $        --        $      --
                                                                                              --
Cost of revenues........................                  --                --                --               --
Research and development................                  --                --                --           29,249
Sales and marketing.....................                  --                --                --               --
General and administrative..............              15,157            26,077           291,818           70,855
                                                  ----------         ---------       -----------        ---------
     Total expenses.....................              15,157            26,077           291,818          100,104
                                                  ----------         ---------       -----------        ---------
Operating loss..........................          $  (15,157)        $ (26,077)      $  (291,818)       $(100,104)
                                                  ==========         =========       ===========        =========


CDS

Revenues. CDS had revenues of $94,288 and $205,376 for the three and six months ended June 30, 1999. The revenues for the three-month period resulted from the following: $9,066 from machine leases, $3,546 from machine sales and $81,676 from the sales of cigarettes. The revenues for the six month period resulted from the following: $15,514 from machine leases, $14,766 from machine sales and $175,096 from the sales of cigarettes. CDS acquired substantially all of the assets of TD Rowe Corporation's New York state cigarette vending route in December 1998.

Cost of Revenues. Cost of revenues of $88,867 and $172,190 for CDS for the three and six months ended June 30, 1999 consisted primarily of costs of cigarettes of $67,876 and $137,107 in each respective period. Cost of revenues also included warehouse expenses and shipping of machines held for lease or sale. We depreciate our machines held for lease over five years once the asset is placed in service and remove the machine and related accumulated depreciation from our financial statements upon sale.

Sales and Marketing Expenses. Sales and marketing expenses for CDS were $141,462 and $242,810 for the three and six months ended June 30, 1999. The expenses consisted principally of personnel costs and expenses associated with trade shows.

General and Administrative Expenses. General and administrative expenses for CDS were $205,386 and $510,334 for the three and six months ended June 30, 1999. The CDS expenses consisted principally of payroll, amortization of intangible assets, consulting and office expenses. The expenses for the six month period also included severance charges associated with the termination of an executive of $105,951. General and administrative expenses for the three and six months ended June 30, 1998 consisted primarily of payroll and consulting expenses.

                      CDSI HOLDINGS INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

Amortization of Intangible Assets. We amortize intangible assets over a 60-month life. We wrote off $340,017 of acquisition costs of the CDS business in the three months ended June 30, 1999. The write-off of the acquisition costs was based on the results of such business since the date of acquisition and future projections.

THE PC411 SERVICE

Revenues. Our revenues from the PC411 Service in 1998 were derived from registration fees and usage charges for the modem dial-up PC411 service. Revenues were recognized over the period in which the related services were provided. Revenues for the PC411 Service for the three and six months ended June 30, 1998 were $24,363 and $47,511. Our policy is to recognize revenues over the period that the services are provided.

Cost of Revenues. Cost of revenues consisted primarily of the cost of data and the distribution fees payable to OEM partners, employee compensation and depreciation associated with the maintenance of the PC411 Service in 1998. Cost of revenues for the three and six months ended June 30, 1998 were $89,868 and $183,440.

Research and Development. Research and development expenses consisted primarily of employee compensation associated with the design, programming, and testing of the PC411 service. Research and development expenses for the three and six months ended June 30, 1998 were $48,188 and $88,424.

Sales and Marketing Expenses. Sales and marketing expenses consisted primarily of direct mail, public relations, print advertising, and trade shows. Sales and marketing expenses for the three and six months ended June 30, 1998 were $108,711 and $320,254.

General and Administrative Expenses. General and administrative expenses consist primarily of expenses for administration, office operations, and general management activities, including legal, accounting, and other professional fees. General and administrative expenses for the PC411 Service were $190,427 and $384,939 for the three and six months ended June 30, 1998.

CORPORATE AND OTHER

Expenses associated with corporate activities were $15,157 and $291,818 for the three and six months ended June 30, 1999, as compared to $26,077 and $100,104 for the same periods in the prior year. The increase in the six month period was primarily due to amounts accrued for the settlement of a lawsuit and associated legal fees and expenses. The balance of the expenses were primarily associated with costs necessary to maintain a public company.

OTHER INCOME (EXPENSE)

Interest and other income was $12,682 and $33,550 for the three and six months ended June 30, 1999, compared to $34,021 and $92,320 for the three and six months ended June 30, 1998. The decrease is principally related to lower balances in cash and cash equivalents in 1999. We recorded equity losses in DAMI of $275,478 and $501,924 for the three and six months ended June 30, 1999. In the second quarter of 1999, our cumulative equity loss attributable to DAMI exceeded our investment of $635,798, which consisted of our initial carrying value in DAMI of $535,798 and the loan under the working capital line of $100,000 to DAMI. Since we have no future intention or commitment to fund future DAMI losses, our investment in DAMI is carried at $0.

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

Cash used for operations for the six months ended June 30, 1999 and 1998 was $926,543 and $895,619, respectively. The increase is primarily due to increased net loss ($922,379) offset by non-cash charges in 1999 related to equity loss in DAMI of $501,924, increased depreciation and amortization of $396,979 associated with CDS and a net increase in accrued expenses of $66,731.

Cash used in investing activities was $184,782 for the six months ended June 30, 1999 compared with cash provided from investing activities of $2,871,693 for same period in the prior year. Cash used in investing activities for the 1999 period resulted primarily from acquisition of substantially all of the assets of TD Rowe Corporation's New York state cigarette vending route, including vending machines, for $59,250. We paid $20,000 in 1998 and the remaining $39,250 in the first quarter of 1999. We will amortize the costs of the vending route over an estimated useful life of five years.

Cash provided from investing activities for the six months ended June 30, 1998 of $2,871,693 consisted primarily of sale of short-term investments of $3,498,116, offset by increases in restricted assets of $467,000 and costs associated with the acquisition of CDS of $104,250.

Our capital expenditures of $45,469 for the six months ended June 30, 1999 consisted primarily of the purchase of a booth for trade shows and a vehicle. We expect capital expenditures will be approximately $50,000 for the year ended December 31, 1999.

In connection with the DAMI transaction, we agreed, under certain circumstances, to fund up to $200,000 of an $800,000 line of credit to be provided to DAMI by various of its stockholders. We funded $100,000 of the working capital line in 1999. On July 8, 1999, we were released from any further obligation to fund additional amounts under the working capital line.

Effective May 1, 1999, we entered into a sublease for our former headquarters in Inglewood, California. We expensed approximately $25,000 associated with the costs to locate a new tenant and the relocation of our headquarters. Nonetheless, the agreement is a sublease and no assurance can be given that we will not ultimately be liable for future lease payments.

In May, 1999 we agreed to settle a lawsuit brought by a former employee seeking a severance payment. We have accrued $165,000 for the settlement and associated legal fees and expenses. The amounts were paid in the second quarter of 1999.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

We and our representatives may from time to time make oral or written "forward-looking statements" within the meaning of the Private Securities Reform Act of 1995 (the "Reform Act"), including any statements that may be contained in the foregoing "Management's Discussion and Analysis of Financial Condition and Results of Operations", in this report and in other filings with the Securities and Exchange Commission and in our reports to stockholders, which represent our expectations or beliefs with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties and, in connection with the "safe-harbor" provisions of the Reform Act, we have identified under "Risk Factors" in Item 1 of our Form 10-KSB for the year ended December 31, 1998 filed with the SEC and in this section important factors that could cause actual results to differ materially from those contained in any forward-looking statements made by us or on our behalf.

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

          4. The Amount and Aggregate Offering Price of Securities Registered and Sold to Date For the Account of the Issuer:

                                                                        Aggregate Price of
                                                 Amount                   Offering Amount
  Title of Security                            Registered                   Registered                   Amount Sold
  --------------------                         ----------               ------------------               -----------
Units                                           1,322,500                   $7,604,375                    1,322,000
Common Stock                                    1,322,500                           --                           --
Warrants                                        1,322,500                           --                           --
Other Common Stock                              1,322,500                   $8,067,250                           --
Underwriter's Options                              73,600                   $1,147,424                           --



          5. Expenses Incurred in Connection with Issuance of Securities:

Underwriting discounts and commissions                            $760,438
Expenses paid to underwriters                                     $228,131
Other expenses (estimated)                                        $730,880

                (All expenses were direct or indirect to others)

          6. Net offering proceeds after the total expenses above were $5,885,000.

          7. Amount of net offering proceeds used for each of the purposes listed below:

Amounts paid to affiliates of the Company:
      Repayment of Indebtedness; preferred stock dividends          $  619,016

Amounts paid to others:
      Temporary investments:
           Money market cash accounts                               $  777,488
           Commercial paper                                         $   30,590
      Purchase of machines held for lease/sale                      $  482,838
      Loan to Digital Asset Management, Inc.                        $  100,000
      Purchase of equipment                                         $  202,452
      Employee compensation - estimated                             $1,438,305
      Costs associated with acquisition of CDS                      $  104,250
      Costs associated with acquisition of vending route            $   59,250
      Other working capital - estimated                             $2,070,811

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



                                              PC411, INC.
                                              (Registrant)



Date:    August 16, 1999                  By: /s/ J. Bryant Kirkland III
                                              ---------------------------------
                                              J. Bryant Kirkland III
                                              Vice President, Treasurer
                                              and Chief Financial Officer
                                              (Duly Authorized Officer and
                                              Chief Accounting Officer)