Form 10QSB
period 1999-09-30
CDSI HOLDINGS INC
filed 1999-11-15
CIK 1023994

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

     AS OF NOVEMBER 12, 1999, THERE WERE OUTSTANDING 3,120,000 SHARES OF THE ISSUER'S COMMON STOCK, $.01 PAR VALUE.



===============================================================================

                               CDSI HOLDINGS INC.
                        QUARTERLY REPORT ON FORM 10-QSB
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999


                               TABLE OF CONTENTS



PART I. FINANCIAL INFORMATION

                                                                                        Page
                                                                                        ----
Item 1.             Condensed Consolidated Financial Statements (Unaudited):

                    Condensed Consolidated Balance Sheets as of September 30,
                        1999 and December 31, 1998....................................    2

                    Condensed Consolidated Statements of Operations for the
                        three months and nine months ended September 30,
                        1999 and 1998.................................................    3

                    Condensed Consolidated Statements of Cash Flows for the
                        nine months ended September 30, 1999 and 1998.................    4

                    Notes to the Condensed Quarterly Consolidated Financial
                        Statements....................................................    5

Item 2.             Management's Discussion and Analysis of Financial
                        Condition and Results of Operations...........................    9


PART  II. OTHER INFORMATION

Item 1.             Legal Proceedings.................................................    16

Item 2.             Changes in Securities and Use of Proceeds.........................    16

Item 6.             Exhibits and Reports on Form 8-K..................................    18

SIGNATURE...........................................................................      19


                               CDSI HOLDINGS INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)



                                                                          September 30,     December 31,
                                                                              1999              1998
                                                                         ---------------- -----------------
                                ASSETS:

Current assets:
    Cash and cash equivalents.....................................         $   532,859      $ 1,888,813
    Restricted assets.............................................                  --           30,000
    Accounts receivable...........................................              17,114            3,371
    Inventory.....................................................              34,382           37,170
    Prepaid expenses and other current assets.....................              22,555           73,721
                                                                           -----------     ------------

         Total current assets.....................................             606,910        2,033,075

    Machines held for sale or lease, net..........................             241,257          233,885
    Property and equipment, net...................................             134,214          110,053
    Other assets..................................................              18,505           18,505
    Investment in Digital Asset Management, Inc...................                  --          401,924
    Intangible assets, net........................................              49,935          447,930
                                                                           -----------      -----------

         Total assets.............................................          $1,050,821      $ 3,245,372
                                                                             =========       ==========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued expenses.........................         $   143,528     $    174,733
                                                                            ----------      -----------

         Total current liabilities................................             143,528          174,733
                                                                            ----------      -----------

Commitments and contingencies                                                       --               --

Stockholders' equity:
    Preferred stock, $.01 par value.  Authorized 5,000,000
       shares; no shares issued and outstanding...................                  --               --
    Common stock, $.01 par value.  Authorized 25,000,000
       shares; 3,120,000 shares issued and outstanding............              31,200           31,200
    Additional paid-in capital....................................           8,209,944        8,209,944
    Accumulated deficit...........................................          (7,333,851)      (5,170,505)
                                                                            ----------       ----------

         Total stockholders' equity...............................             907,293        3,070,639
                                                                            ----------       ----------

         Total liabilities and stockholders' equity...............          $1,050,821      $ 3,245,372
                                                                             =========       ==========



     See accompanying Notes to Condensed Consolidated Financial Statements

                               CDSI HOLDINGS INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                   Three Months Ended                   Nine Months Ended
                                            ---------------------------------- -------------------------------------
                                             September 30,     September 30,     September 30,      September 30,
                                                  1999             1998               1999               1998
                                            ----------------- ---------------- ------------------- -----------------
Revenues...................................    $  127,207       $  24,466        $   332,583          $    71,977

Cost and expenses:
     Cost of revenues......................        98,636         115,182            270,826              298,622
     Research and development..............        35,550          31,867            104,003              149,540
     Sales and marketing...................       141,592         133,538            384,402              453,792
     Amortization of intangible assets.....         1,081          20,656            398,060               33,262
     General and administrative............        74,977         359,674            877,229              888,835
                                               ----------       ---------        -----------          -----------
                                                  351,836         660,917          2,034,520            1,824,051
                                               ----------       ---------        -----------          -----------

Operating loss.............................      (224,629)       (636,451)        (1,701,937)          (1,752,074)
                                               ----------       ---------        -----------          -----------

Other income (expense):
     Interest and other income.............         6,965          36,946             40,515              129,266
     Equity in loss of DAMI................            --              --           (501,924)                  --
                                               ----------       ---------        -----------          -----------
                                                    6,965          36,946           (461,409)             129,266
                                               ----------       ---------        -----------          -----------

     Net loss..............................    $ (217,664)      $(599,505)       $(2,163,346)         $(1,622,808)
                                               ==========       =========        ===========          ===========

Net loss per share (basic
     and diluted)..........................    $     (.07)      $   (.19)        $      (.69)        $       (.53)
                                               ==========       ========         ===========         ============

Shares used in computing net
     loss per share........................     3,120,000      3,120,000           3,120,000            3,050,215
                                                =========      =========           =========            =========





     See accompanying Notes to Condensed Consolidated Financial Statements

                               CDSI HOLDINGS INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                        Nine Months Ended
                                                                ----------------------------------
                                                                 September 30,     September 30,
                                                                      1999             1998
                                                                ----------------- ----------------
Cash flows used in operating activities:
   Net loss...................................................    $(2,163,346)      $(1,622,808)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
     Depreciation.............................................         27,421            85,767
     Amortization of intangible assets........................        398,060                --
     Equity loss in DAMI......................................        501,924                --
     Changes in assets and liabilities:
        Accounts receivable...................................        (13,743)            6,121
        Purchase of machines held for lease...................        (11,193)         (470,638)
        Prepaid expenses and other current assets.............         53,954           139,109
        Accrued expenses......................................          8,108            10,099
        Deferred revenues.....................................             --           (24,378)
                                                                  -----------       -----------

Net cash used in operating activities.........................     (1,198,815)       (1,876,728)
                                                                  -----------       -----------

Cash flows (used in) provided from investing activities:
   Decrease in restricted assets..............................         30,000                --
   Issuance of loan to DAMI...................................       (100,000)               --
   Sale of short-term investments.............................             --         3,498,116
   Acquisition of business....................................        (39,378)         (104,250)
   Acquisition of property and equipment......................        (47,761)         (118,737)
                                                                  -----------       -----------

Net cash flows (used in) provided from
   investing activities.......................................       (157,139)        3,275,129
                                                                  -----------       -----------

Cash flows used in financing activities:
   Deferred finance charges...................................             --           (10,000)
                                                                  -----------       -----------

Net cash flows used in financing activities...................             --           (10,000)
                                                                  -----------       -----------

Net (decrease) increase in cash...............................     (1,355,954)        1,388,401
Cash and cash equivalents at beginning of period..............      1,888,813           949,157
                                                                  -----------       -----------

Cash and cash equivalents at end of period....................    $   532,859       $ 2,337,558
                                                                  ===========       ===========

Detail of acquisition:
   Fair value of assets acquired..............................    $        --       $   339,750
   Liabilities assumed........................................             --            71,500





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

(2)    PRINCIPLES OF REPORTING

       The financial statements of the Company presented herein have been prepared by the Company and are unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of September 30, 1999 and the results of operations and cash flows for all periods presented have been made. Results for the interim periods are not necessarily indicative of the results for the entire year.

       The accompanying financial statements have been prepared assuming the Company will continue as a going concern. Management is currently evaluating alternatives to supplement the Company's present cash and cash equivalents to meet the Company's liquidity requirements over the next twelve months. Such alternatives include seeking additional investors and/or lenders and disposing of the Company's interest in DAMI. Although there can be no assurance, the Company believes that it will be able to continue as a going concern for the next twelve months.

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

(3)    CDS ACQUISITION

       On May 8, 1998, the Company acquired CDS, a company engaged in the marketing and leasing of an inventory control system for tobacco products. Under the terms of the acquisition, the former CDS stockholders received 147,500 shares of the Company's Common Stock at closing. In addition, the Company will issue an additional 147,500 shares to CDS stockholders on each of the second, third and fourth anniversaries of the closing provided that on each such delivery date CDS is actively engaged in the business it is now engaged. The schedule for the deferred deliveries of stock is subject to acceleration if the Company's Common Stock trades at $15 per share for 60 consecutive trading days. The former president (the "Executive") resigned from CDS effective February 28, 1999 and is entitled under his employment agreement to receive salary for a one-year period following his termination of employment. The Company recorded severance expense of $105,951 associated with the Executive's termination in the first quarter of 1999. The Executive was also granted options to purchase 110,000 shares of Common Stock of the Company at $1.50 per share. CDS did not have any significant tangible assets at the time of acquisition. The aggregate of the fair value of the shares issued and issuable to the CDS stockholders as consideration for the acquisition of $339,250 and the legal and other costs incurred in the acquisition of $104,250 were capitalized and were being amortized over an estimated useful life of five years. In the second quarter of 1999, based on the results of such business since the acquisition and future projections, the Company expensed the remaining unamortized acquisition costs of $340,017. In 1998, CDS acquired substantially all of the assets of TD Rowe Corporation's New York state cigarette vending route, including vending machines, for $59,250. CDS paid $20,000 in 1998 and the remaining $39,250 in the first quarter of 1999. CDS amortizes the costs of the vending route over an estimated useful life of five years.

                      CDSI HOLDINGS INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  (UNAUDITED)

(3)    DAMI TRANSACTION

       On November 5, 1998, the Company contributed the non-cash assets and certain liabilities of its on-line electronic delivery information service (the "PC411 Service") to Digital Asset Management, Inc. ("DAMI"). DAMI was a newly formed corporation organized by Dean Eaker, the former President, Chief Executive Officer and director of the Company, and Edward Fleiss, the former Vice President and Chief Technology Officer of the Company, to continue to operate and develop the PC411 Service. The Company received 1,250 shares of preferred stock representing an initial 42.5% interest in DAMI in exchange for the contribution of the PC411 Service's net assets. Acxiom Corporation ("Acxiom") purchased preferred stock representing a 42.5% interest in DAMI for $1,250,000 and initially designated a majority of the Board of Directors of DAMI. DAMI's management, including Messrs. Eaker and Fleiss, held an initial 15% interest in DAMI with options which would have increased their ownership position to 50% upon satisfaction of operational and financial benchmarks over a three-year period. The Company's carrying value in the net assets contributed to DAMI totaled $73,438. The Company recorded $462,360 as a capital contribution in connection with the transaction, which represented the Company's 42.5% interest in the capital raised by DAMI in excess of the carrying value of the Company's net assets contributed to DAMI. The Company agreed, under certain conditions, to fund up to $200,000 of an $800,000 working capital line to be provided to DAMI by Acxiom, the Company and Dean Eaker. The Company funded $100,000 of the working capital line in the second quarter of 1999.

       Since July 1999, DAMI issued approximately $750,000 of convertible notes due March 31, 2000 and warrants to purchase DAMI Preferred Stock. Mr. Eaker and Acxiom agreed to extend the maturity of their working capital lines from June 30, 1999 to March 31, 2000 and have received warrants to purchase preferred shares. The Eaker and Acxiom working capital lines are also convertible into DAMI preferred stock. The Company agreed in July 1999 to extend the maturity of its working capital line from June 30, 1999 to August 31, 1999 and was released from any further obligation to fund additional amounts under the working capital line. DAMI has not made any payments to the Company on the working capital line. The Company's interest in DAMI could decrease from 42.5% to approximately 13.0% assuming the conversion of all notes and warrants issued in the above transactions.

       DAMI has incurred significant losses and negative cash flow since its inception. DAMI requires a significant amount of additional capital to continue its operations and to develop its business. DAMI currently has only limited cash resources to continue its business. Although management of DAMI is exploring possible sources of additional financing and potential sales of assets, there is a substantial risk that DAMI will not be able to raise sufficient additional capital to continue its operations.

       The Company is accounting for its non-controlling interest in DAMI using the equity basis of accounting after November 5, 1998. The Company's equity in DAMI's losses for the nine months ended September 30, 1999 has been adjusted to reflect the difference in the Company's contribution of its net assets to DAMI and the fair value of those assets recorded by DAMI. In the second quarter of 1999, the carrying value of the Company's investment in DAMI was reduced to zero as the cumulative equity in DAMI's losses exceeded the Company's investment in DAMI of $635,798, which consisted of the initial carrying value of $535,798 and the $100,000 working capital loan to DAMI. Since the Company has no intention or commitment to fund future DAMI losses, commencing in the second quarter of 1999, the Company suspended recognizing its share of the additional losses of DAMI.

                      CDSI HOLDINGS INC. AND SUBSIDIARIES

                                  (UNAUDITED)


       Summarized financial information as of September 30, 1999 and December 31, 1998 and for the three and nine month periods ended September 30, 1999 for DAMI follows. This information has been prepared by DAMI assuming DAMI will continue as a going concern.


                                                     SEPTEMBER 30, 1999         DECEMBER 31, 1998
                                                     ------------------         -----------------
Current assets..................................        $   120,957               $   728,248
Furniture and fixtures, net.....................            209,372                   168,022
Noncurrent assets...............................             21,835                    21,835
Intangible assets, net..........................          1,197,974                 1,174,839
Current liabilities.............................            433,462                    77,878
Notes payable...................................          1,362,000                        --
Stockholders' equity............................           (245,324)                2,015,066


                                                     THREE MONTHS ENDED         NINE MONTHS ENDED
                                                     SEPTEMBER 30, 1999        SEPTEMBER 30, 1999
                                                     ------------------        ------------------
Revenues........................................       $     13,093              $     38,745
Costs and expenses..............................            863,332                 2,301,995
Interest income.................................                  2                     2,798
Net loss........................................           (850,237)               (2,260,452)

                      CDSI HOLDINGS INC. AND SUBSIDIARIES

                                  (UNAUDITED)



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

       Stock options, warrants and contingent shares (both vested and non-vested) totaling 3,421,788 and 3,839,243 shares at September 30, 1999 and 1998, respectively, were excluded from the calculation of diluted per share results presented because their effect was anti-dilutive. Accordingly, diluted net loss per common share is the same as basic net loss per common share.


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

                      CDSI HOLDINGS INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview

We presently have two lines of business: the marketing of an inventory control system for tobacco products through our subsidiary, Controlled Distribution Systems, Inc. ("CDS"), and the delivery of an on-line electronic directory information service through our investment in Digital Asset Management, Inc. ("DAMI").

CDS. In May 1998, we acquired the stock of CDS, a company engaged in the marketing and leasing of an inventory control system for tobacco products. Under the terms of the acquisition, the former CDS stockholders received 147,500 shares of our Common Stock at closing. We also agreed to issue an additional 147,500 shares to the former CDS stockholders on each of the second, third and fourth anniversaries of the closing if, on each such delivery date, CDS was actively engaged in the business it is now engaged. The schedule for the deferred deliveries of stock is subject to acceleration if our Common Stock trades at $15 per share for 60 consecutive trading days. The former President of CDS (the "Executive") resigned from CDS effective February 28, 1999 and is entitled under his employment agreement to receive salary for a one-year period following his termination of employment. We recorded severance expense of $105,951 associated with the Executive's termination in the first quarter of 1999. The Executive was also granted options to purchase 110,000 shares of our Common Stock at $1.50 per share. CDS did not have any significant tangible assets at the time of acquisition. The aggregate of the fair value of the shares issued and issuable to the CDS stockholders as consideration for the acquisition of $339,250 and the legal and other costs incurred in the acquisition of $104,250 have been capitalized and were to be amortized over an estimated useful life of five years. In the second quarter of 1999, based on the results of such business since acquisition and future projections, we expensed the remaining unamortized acquisition costs of $340,017.

CDS markets a dispensing machine for cigarettes, which is controlled by a remote-control device. This machine, the Coinexx Star 10, distributes and is designed to replace the current money-operated cigarette vending machine. CDS' product is differentiated from the current money-operated vending machine by a remote-control transmitter, which may only be activated by an authorized individual. Thus, the Coinexx Star 10 requires a face-to-face transaction between the operator (typically a cashier) and the customer wishing to purchase cigarettes. CDS' management believes that this method for dispensing cigarettes would be permitted under the final Food and Drug Administration regulations issued August 28, 1996. Nonetheless, nothing prohibits various state and local governments from enacting laws, ordinances or regulations prohibiting CDS' method for dispensing cigarettes. We were recently informed by the City of Minneapolis, Minnesota, where we had leased seven machines, that it had enacted such an ordinance. CDS' principal market for its equipment consists of restaurants, bars and taverns. CDS depreciates the equipment over five years. As of November 15, 1999, CDS had entered into approximately 105 leases for machines in addition to the machines leased in Minneapolis.

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

                      CDSI HOLDINGS INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

DAMI. On November 5, 1998, we contributed the non-cash assets and certain liabilities of our on-line electronic delivery information service (the "PC411 Service") to Digital Asset Management, Inc. ("DAMI"). The assets contributed include the tradename for "PC411 for Windows 3.0", distribution agreements with equipment manufacturers, subscriber contracts for the PC411 Service, the PC411 Service internet site and domain name, all property, plant and equipment, including hardware and software, relating to the PC411 Service and all accounts receivable, inventories and prepaid expenses relating to the PC411 Service. The contributed assets did not include our cash and marketable securities and other financial investments. The liabilities assumed by DAMI included our obligations to Acxiom Corporation ("Acxiom") under a data licensing agreement, $10,000 of liabilities under OEM distribution agreements, our obligations to provide the PC411 Service to subscribers and $10,000 of other pre-closing liabilities.

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

Since July 1999, DAMI issued approximately $750,000 of convertible notes due March 31, 2000 and warrants to purchase DAMI preferred stock. Mr. Eaker and Acxiom agreed to extend the maturity of their working capital lines from June 30, 1999 to March 31, 2000, and received warrants to purchase preferred shares. The Eaker and Acxiom working capital lines also are convertible into DAMI preferred stock. Further, we agreed to extend the maturity of our working capital line from June 30, 1999 to August 31, 1999 and were released from any further obligation to fund additional amounts under the working capital line. DAMI has not made any payments to us on the working capital line. Our interest in DAMI could decrease from 42.5% to approximately 13.0% assuming the conversion of all notes and warrants issued in the above transactions.

DAMI has incurred significant losses and negative cash flow since its inception. DAMI requires a significant amount of additional capital to continue its operations and to develop its business. DAMI currently has only limited cash resources to continue its business. Although management of DAMI is exploring possible sources of additional financing and potential sales of assets, there is a substantial risk that DAMI will not be able to raise sufficient additional capital to continue its operations.

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

Results of Operations

For the three and nine months ended September 30, 1999 and 1998, the results of operations of our primary operating units, which include the PC411 Service and CDS, were as follows. We acquired CDS on May 8, 1998. We contributed the PC411 Service to DAMI in exchange for preferred stock in DAMI on November 5, 1998. We have accounted for our interest in the PC411 Service using the equity method of accounting subsequent to November 5, 1998.


                                                      Three Months Ended                  Nine Months Ended
                                                        September 30,                       September 30,
                                              ----------------------------------- ----------------------------------
                                                    1999              1998             1999              1998
                                              ----------------- ----------------- ---------------- -----------------
CDS
Sales...................................           $ 127,207     $       1,369      $    332,583    $       1,369
Cost of sales...........................              98,636            28,822           270,826           28,822
Research and development................              35,550                --           104,003               --
Sales and marketing.....................             141,592            88,012           384,402           88,012
Amortization of intangibles.............               1,081            20,656           398,060           33,262
General and administrative..............              55,746           200,405           566,180          273,772
                                                   ---------        ----------       -----------       ----------
     Total expenses.....................             332,605           337,895         1,723,471          423,868
                                                    --------        ----------        ----------       ----------
Operating loss..........................           $(205,398)      $  (337,895)      $(1,390,888)     $  (422,499)
                                                    ========        ==========        ==========       ==========

                      CDSI HOLDINGS INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


                                                      Three Months Ended                  Nine Months Ended
                                                        September 30,                       September 30,
                                              ----------------------------------- ----------------------------------
                                                    1999              1998             1999              1998
                                              ----------------- ----------------- ---------------- -----------------
PC411 SERVICE
Sales...................................        $         --        $   24,466        $       --      $    70,608
Cost of sales...........................                  --            86,360                --          269,800
Research and development................                  --            31,867                --          120,291
Sales and marketing.....................                  --            45,526                --          365,781
General and administrative..............                  --           140,975                --          525,914
                                                ------------        ----------        ----------      -----------
     Total expenses.....................                               304,728                          1,281,786
                                                ------------        ----------        ----------      -----------
Operating loss..........................        $                   $ (280,262)       $               $(1,211,178)
                                                ============        ==========        ==========      ===========
CORPORATE AND OTHER
Sales...................................        $         --        $       --        $       --      $        --
Cost of sales...........................                  --                --                --               --
Research and development................                  --                --                --           29,249
Sales and marketing.....................                  --                --                --               --
General and administrative..............              19,231            18,294           311,049           89,148
                                                ------------        ----------        ----------      -----------
     Total expenses.....................              19,231            18,294           311,049          118,397
                                                ------------        ----------        ----------      -----------
Operating loss..........................        $    (19,231)       $  (18,294)       $ (311,049)     $  (118,397)
                                                ============        ==========        ==========      ===========

CDS

Revenues. CDS had revenues of $127,207 and $332,583 for the three and nine months ended September 30, 1999. The revenues for the three-month period resulted from the following: $12,681 from machine leases, $10,923 from machine sales and $103,603 from the sales of cigarettes. The revenues for the nine month period resulted from the following: $28,195 from machine leases, $25,689 from machine sales and $278,699 from the sales of cigarettes. CDS acquired substantially all of the assets of TD Rowe Corporation's New York state cigarette vending route in December 1998.

Cost of Revenues. Cost of revenues of $98,636 and $270,826 for CDS for the three and nine months ended September 30, 1999 consisted primarily of costs of cigarettes $73,211 and $210,318 in each respective period. Cost of revenues also included warehouse expenses and shipping of machines held for lease or sale. We depreciate our machines held for lease over five years once the asset is placed in service and remove the machine and related accumulated depreciation from our financial statements upon sale.

Sales and Marketing Expenses. Sales and marketing expenses for CDS were $141,592 and $384,402 for the three and nine months ended September 30, 1999. The expenses consisted principally of personnel costs and expenses associated with trade shows.

General and Administrative Expenses. General and administrative expenses for CDS were $55,746 and $566,180 for the three and nine months ended September 30, 1999. The CDS expenses consisted principally of payroll, amortization of intangible assets, consulting and office expenses. The expenses for the nine month period also included severance charges associated with the termination of an executive of $105,951. General and administrative expenses for the three and nine months ended September 30, 1998 consisted primarily of payroll and consulting expenses.

                      CDSI HOLDINGS INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

Amortization of Intangible Assets. We amortize intangible assets over a 60-month life. We wrote off $340,017 of acquisition costs of the CDS business in the nine months ended September 30, 1999. The write-off of the acquisition costs was based on the results of such business since the date of acquisition and future projections.

THE PC411 SERVICE

Revenues. Our revenues from the PC411 Service in 1998 were derived from registration fees and usage charges for the modem dial-up PC411 service. Revenues were recognized over the period in which the related services were provided. Revenues for the PC411 Service for the three and nine months ended September 30, 1998 were $24,466 and $70,608. Our policy was to recognize revenues over the period that the services were provided.

Cost of Revenues. Cost of revenues consisted primarily of the cost of data and the distribution fees payable to OEM partners, employee compensation and depreciation associated with the maintenance of the PC411 Service in 1998. Cost of revenues for the three and nine months ended September 30, 1998 were $86,360 and $269,800.

Research and Development. Research and development expenses consisted primarily of employee compensation associated with the design, programming, and testing of the PC411 service. Research and development expenses for the three and nine months ended September 30, 1998 were $31,867 and $120,291.

Sales and Marketing Expenses. Sales and marketing expenses consisted primarily of direct mail, public relations, print advertising, and trade shows. Sales and marketing expenses for the three and nine months ended September 30, 1998 were $45,526 and $365,781.

General and Administrative Expenses. General and administrative expenses consist primarily of expenses for administration, office operations, and general management activities, including legal, accounting, and other professional fees. General and administrative expenses for the PC411 Service were $140,975 and $525,914 for the three and nine months ended September, 1998.

CORPORATE AND OTHER

Expenses associated with corporate activities were $19,231 and $311,049 for the three and nine months ended September 30, 1999, as compared to $18,294 and $118,397 for the same periods in the prior year. The increase in the nine month period was primarily due to amounts accrued for the settlement of a lawsuit and associated legal fees and expenses. The balance of the expenses were primarily associated with costs necessary to maintain a public company.

OTHER INCOME (EXPENSE)

Interest and other income was $6,965 and $40,515 for the three and nine months ended September 30, 1999, compared to $36,946 and $129,266 for the three and nine months ended September 30, 1998. The decrease is principally related to lower balances in cash and cash equivalents in 1999. We recorded equity losses in DAMI of $501,924 for the nine months ended September 30, 1999. Commencing in the second quarter of 1999, the carrying value of our investment in DAMI was reduced to zero and we suspended recognizing our share of the additional losses of DAMI.

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

Cash used for operations for the nine months ended September 30, 1999 and 1998 was $1,198,815 and $1,876,728, respectively. The decrease in 1999 is primarily due to non-cash charges related to equity loss in DAMI of $501,924, increased depreciation and amortization of $339,714 associated with CDS and a net decrease in purchases of machines held for lease of $459,445 offset by increased net loss of $540,538.

Cash used in investing activities was $157,139 for the nine months ended September 30, 1999 compared with cash provided from investing activities of $3,275,129 for same period in the prior year. Cash used in investing activities for the 1999 period resulted primarily from the $100,000 loan to DAMI, the acquisition of substantially all of the assets of TD Rowe Corporation's New York state cigarette vending route, including vending machines, for $59,250 and capital expenditures of $47,761. We paid $20,000 in 1998 and the remaining $39,250 in the first quarter of 1999. Cash provided from investing activities for the nine months ended September 30, 1998 of $3,275,129 consisted primarily of sale of short-term investments of $3,498,116, offset by costs associated with the acquisition of CDS of $104,250 and capital expenditures of $118,737.

Our capital expenditures of $47,761 for the nine months ended September 30, 1999 consisted primarily of the purchase of a booth for trade shows and a vehicle. We expect capital expenditures will be approximately $50,000 for the year ended December 31, 1999.

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

                      CDSI HOLDINGS INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

We expect that we will continue to incur significant losses and negative cash flow. At September 30, 1999, our cash and cash equivalents were $532,859. We do not currently have any commitments for any additional financing, and there can be no assurance that any such commitments can be obtained. Any additional equity financing may be dilutive to our existing stockholders, and debt financing, if available, may involve pledging some or all of our assets and may contain restrictive covenants with respect to raising future capital and other financial and operational matters.

The accompanying financial statements have been prepared assuming we will continue as a going concern. Management is currently evaluating alternatives to supplement our present cash and cash equivalents to meet our liquidity requirements over the next twelve months. Such alternatives include seeking additional investors and/or lenders and disposing of our interest in DAMI. Although there can be no assurance, we believe that we will be able to continue as a going concern for the next twelve months.

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

Our plans and objectives are based, in part, on assumptions involving the market acceptance of CDS' products and services, our ability to market successfully the Coinexx Star 10 System as a legally permitted and more convenient and reliable alternative to current comparable and widely used tobacco dispensing control systems and that there will be no unanticipated material adverse change in our business or regulatory developments. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive, regulatory and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control.

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

                      CDSI HOLDINGS INC. AND SUBSIDIARIES


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         Reference is made to information entitled "Contingencies" in Note 6 to our Financial Statements included elsewhere in this report on Form 10-QSB.

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

          4. The Amount and Aggregate Offering Price of Securities Registered and Sold to Date For the Account of the Issuer:

                                                                         AGGREGATE PRICE
                                                                            OF OFFERING
       TITLE OF SECURITY                   AMOUNT REGISTERED             AMOUNT REGISTERED               AMOUNT SOLD
       -----------------                  ------------------             -----------------               ------------
Units                                           1,322,500                 $    7,604,375                  1,322,000
Common Stock                                    1,322,500                             --                         --
Warrants                                        1,322,500                             --                         --
Other Common Stock                              1,322,500                 $    8,067,250                         --
Underwriter's Options                              73,600                 $    1,147,424                         --


          5. Expenses Incurred in Connection with Issuance of Securities:

Underwriting discounts and commissions                             $760,438
Expenses paid to underwriters                                      $228,131
Other expenses (estimated)                                         $730,880
                (All expenses were direct or indirect to others)

          6. Net offering proceeds after the total expenses above were $5,885,000.

          7. Amount of net offering proceeds used for each of the purposes listed below:

Amounts paid to affiliates of the Company:
      Repayment of Indebtedness; preferred stock dividends        $  619,016

Amounts paid to others:
      Temporary investments:
           Money market cash accounts                             $  532,859
      Purchase of machines held for lease/sale                    $  482,315
      Loan to Digital Asset Management, Inc.                      $  100,000
      Purchase of equipment                                       $  204,744
      Employee compensation - estimated                           $1,554,829
      Costs associated with acquisition of CDS                    $  104,250
      Costs associated with acquisition of vending route          $   59,250
      Other working capital - estimated                           $2,227,737

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

            27 Financial Data Schedule (for SEC use only).

         (b) Reports on Form 8-K

                None.

                               CDSI HOLDINGS INC.
                         (A DEVELOPMENT STAGE COMPANY)


                                   SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   CDSI HOLDINGS INC.
                                   (Registrant)



Date:    November 15, 1999          By: /s/ J. Bryant Kirkland III
                                        ---------------------------------------
                                        J. Bryant Kirkland III
                                        Vice President, Treasurer
                                        and Chief Financial Officer
                                        (Duly Authorized Officer and
                                        Chief Accounting Officer)