Form 10KSB
period 1999-12-31
CDSI HOLDINGS INC
filed 2000-04-14
CIK 1023994

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          -----------------------------

                                   FORM 10-KSB

                          -----------------------------

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                       COMMISSION FILE NUMBER: 0001-22563

                           ---------------------------

                               CDSI HOLDINGS INC.

                 (Name of small business issuer in its charter)

                           ---------------------------

             DELAWARE                                         95-4463937
 (State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                          Identification No.)

100 S.E. SECOND STREET, 32ND FLOOR, MIAMI, FLORIDA                     33131
     (Address of principal executive offices)                       (Zip Code)

                                  305-579-8000
                           (Issuer's telephone number)

                           ---------------------------

       SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT: None

         SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:

                     Common Stock, par value $.01 per share
                Redeemable Class A Common Stock Purchase Warrants

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The issuer's revenues for the year ended December 31, 1999 were $431,587.

         The aggregate market value of the voting stock of the issuer held by non-affiliates of the issuer on April 7, 2000 based on the average bid and asked price on such date was $505,300.

         As of April 7, 2000 the issuer had a total of 3,120,000 shares of Common Stock outstanding.

          Transitional Small Business Disclosure Format: Yes [ ] No [X]

===============================================================================

                                     PART I

ITEM 1.           DESCRIPTION OF BUSINESS

                           FORWARD-LOOKING STATEMENTS

         CERTAIN STATEMENTS MADE IN THIS ANNUAL REPORT ON FORM 10-KSB ARE "FORWARD-LOOKING STATEMENTS" (WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995) REGARDING THE PLANS AND OBJECTIVES OF MANAGEMENT FOR FUTURE OPERATIONS. SUCH STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. THE FORWARD-LOOKING STATEMENTS INCLUDED HEREIN ARE BASED ON CURRENT EXPECTATIONS THAT INVOLVE NUMEROUS RISKS AND UNCERTAINTIES. THE COMPANY'S PLANS AND OBJECTIVES ARE BASED, IN PART, ON ASSUMPTIONS INVOLVING JUDGMENTS WITH RESPECT TO, AMONG OTHER THINGS, FUTURE ECONOMIC, COMPETITIVE AND MARKET CONDITIONS AND FUTURE BUSINESS DECISIONS, ALL OF WHICH ARE DIFFICULT OR IMPOSSIBLE TO PREDICT ACCURATELY AND MANY OF WHICH ARE BEYOND THE CONTROL OF THE COMPANY. ALTHOUGH THE COMPANY BELIEVES THAT ITS ASSUMPTIONS UNDERLYING THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, ANY OF THE ASSUMPTIONS COULD PROVE INACCURATE AND, THEREFORE, THERE CAN BE NO ASSURANCE THAT THE FORWARD-LOOKING STATEMENTS INCLUDED IN THIS REPORT WILL PROVE TO BE ACCURATE. IN LIGHT OF THE SIGNIFICANT UNCERTAINTIES INHERENT IN THE FORWARD-LOOKING STATEMENTS INCLUDED HEREIN, PARTICULARLY IN VIEW OF THE COMPANY'S LIMITED OPERATIONS, THE INCLUSION OF SUCH INFORMATION SHOULD NOT BE REGARDED AS A REPRESENTATION BY THE COMPANY OR ANY OTHER PERSON THAT THE OBJECTIVES AND PLANS OF THE COMPANY WILL BE ACHIEVED. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON SUCH FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE ON WHICH SUCH STATEMENTS ARE MADE. FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESS OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, THE FACTORS SET FORTH IN THIS REPORT UNDER THE HEADINGS "THE COMPANY," "RISK FACTORS" AND "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." THE COMPANY DOES NOT UNDERTAKE TO UPDATE ANY FORWARD-LOOKING STATEMENT THAT MAY BE MADE FROM TIME TO TIME ON ITS BEHALF.

                                   THE COMPANY

OVERVIEW

         CDSI Holdings Inc (the "Company") owns 100% of the issued and outstanding shares of common stock of Controlled Distribution Systems, Inc. ("CDS") and a minority interest in ThinkDirectMarketing.com, Inc. ("ThinkDirectMarketing.com"). CDS is a company that was primarily engaged in marketing and leasing a prepaid, wireless, remote-operated retail inventory control and dispensing system for tobacco products called the Coinexx Star 10. It also owns traditional cigarette vending machines and a related vending route. In February 2000, the Company terminated all operations relating to marketing and leasing the Coinexx Star 10 system. ThinkDirectMarketing.com is a company that designs, develops and distributes proprietary search tools for accessing, delivering and utilizing data for a variety of sales and marketing tasks. ThinkDirectMarketing.com's products and services are marketed primarily to the small business/home office (SOHO) market.

         The Company intends to explore investments in other Internet-related businesses as well as other business opportunities. As the Company has only limited cash resources, the Company's ability to complete any acquisition or investment opportunities it may identify will depend on its ability to raise additional financing, as to which there can be no assurance.

COMPANY HISTORY

         The Company was incorporated in Delaware in December 1993 under the name PC411, Inc. In January 1999, it changed its name to CDSI Holdings Inc. to reflect the change in its principal business. The Company was originally formed to develop an on-line service that transmits name, address, telephone number and other related information digitally to users of personal computers. In May 1998 the Company acquired CDS and, in December 1998, CDS acquired substantially all of the assets of TD Rowe Corporation's New York cigarette vending route. In November 1998, the Company transferred substantially all of the non-cash assets and certain liabilities used in its on-line data distribution business to ThinkDirectMarketing.com in exchange for an initial 42.5% interest in that company. That interest has since been diluted to approximately 10% on a fully diluted basis as a result of subsequent financings. The other principal stockholders of ThinkDirectMarketing.com include Acxiom Corporation, which owns approximately 21% on a fully diluted basis, and ThinkDirectMarketing.com's management, which collectively owns approximately 28% on a fully diluted basis. The Company's interest in ThinkDirectMarketing.com's will be further reduced, and management's increased, if management achieves certain performance thresholds. Currently, the Company has the right to designate one of the five members of ThinkDirectMarketing.com's Board of Directors. ThinkDirectMarketing.com was organized in October 1998 under the name Digital Asset Management, Inc. by Dean Eaker, the Company's former Chief Executive Officer and President and a former member of its Board of Directors, for the purpose of acquiring substantially all of the non-cash assets and certain liabilities of the Company's on-line data distribution business.

CDS

         Until February 2000, CDS marketed and leased a prepaid, wireless, remote-operated retail inventory control and dispensing system for tobacco products called the Coinexx Star 10. The Coinexx Star 10 machine was designed to replace the traditional coin-operated cigarette vending machine. It was similar in appearance and "end function" to traditional coin-operated cigarette vending machines, but had no coin slots or bill acceptors. When a purchase was made, the buyer first paid a cashier who activated the unit through a small, hand-held, wireless remote control transmitter. The customer then went to the unit, waited for the select light to appear, selected the appropriate brand and received the product. The machine then immediately shut off.

         The Coinexx Star 10 was designed to have two principal competitive advantages over traditional coin-operated cigarette vending machines. First, as the Coinexx Star 10 required a face-to-face transaction between the consumer and a cashier (who could verify the age of the purchaser), it differed from a traditional coin-operated cigarette vending machine and might not be covered by restrictions of certain states and local governments on the use of vending machines. Second, Coinexx Star 10 had a built-in inventory control system. Therefore, business owners who owned or leased the Coinexx Star 10 could reduce inventory shrink by accurately tracking the number of cigarette packs sold through the system.

         The Company offered potential customers various options to buy or lease the Coinexx Star 10 machines. In addition, customers were offered programs where the Company would service the system and supply the cigarettes to stock the unit.

         In December 1998, the Company acquired substantially all of the assets of TD Rowe Corporation's New York cigarette vending route, including all vending machines and cigarette inventory for $59,250. As part of the transaction, the Company also purchased the cigarette inventory in the machines for $29,158.

         INDUSTRY BACKGROUND

         The cigarette vending machine industry has not changed significantly over the last 40-50 years. Traditional coin-operated cigarette machines are usually located at retail and recreational outlets such as bars, restaurants, bowling alleys, motels, hotels and casinos. In exchange for the right to place a vending machine on its business premises, the owner of the vending machine pays to the owner of the business a fixed fee plus a contingent fee, usually $.25, for each pack of cigarettes sold through the machine. Cigarettes sold through vending machines are generally priced up to $1.00 per pack more than they are at newsstands, candy shops and other retail outlets. The owner of the vending machine assumes all responsibility for servicing, repairing, restocking and emptying the cash from the machines. The technology of the traditional cigarette vending machine is quite primitive by today's standards. There is no internal accounting system that allows the business owner to accurately track sales through the machines.

         PENDING LEGISLATION AND REGULATIONS

         In recent years, the tobacco industry has been the subject of increasing scrutiny by federal and state legislators and states attorney generals. Of particular concern has been the increase in cigarette smoking by minors. Traditional coin-operated cigarette vending machines have been identified as a principal source of tobacco products for underage smokers. Accordingly, over the past few years, the federal government (through the Food and Drug Administration) and state and municipal officials have sought to restrict, or even ban, the use of such machines.

         In 1996, the FDA issued regulations claiming jurisdiction over cigarettes as "drugs" or "medical devices" under the provisions of the Food, Drug and Cosmetic Act. These regulations included a ban on cigarette vending machines except those in establishments with age-restricted access. The legality of the FDA regulations was challenged by the tobacco industry. In March 2000, the United States Supreme Court upheld lower court rulings that the FDA does not have the power to regulate tobacco.

         TERMINATION OF BUSINESS

         In February 2000, the Company announced that CDS will no longer actively engage in the business of marketing and leasing an inventory control system for tobacco products. The Company determined that CDS could not generate sufficient revenues from the sale and leasing of the Coinexx Star 10 to justify continuation of the business.

         The factors considered by the Company included the following:

         o the nationwide regulation by the FDA of traditional coin-operated vending machines did not occur and only a limited number of state and local municipalities had restricted or banned the use of traditional cigarette vending machines;

         o the Coinexx Star 10 machine was not permitted in various jurisdictions which have restricted or banned the use of traditional cigarette vending machines;

         o CDS' target market was not as concerned with inventory shrink and youth access as originally anticipated; and

         o potential customers and other vending companies have resisted using machines that do not accept cash.

         The Company does not anticipate it will receive any material proceeds from the disposition of the assets of the business. The Company recognized charges of approximately $350,000 for the year ended December 31, 1999 relating to the discontinuation of the business, primarily associated with the write-off of its inventory of machines.

THINKDIRECTMARKETING.COM

         ThinkDirectMarketing.com is a business-to-business Internet application service provider that develops, distributes and hosts two scaleable and complementary lines of integrated direct marketing, customer acquisition and customer relationship management products and professional services. ThinkDirectMarketing.com's proprietary subscription products are tailored to provide a direct marketing solution to the fast growing small office/home office ("SOHO") market. ThinkDirectMarketing.com's proprietary embedded technology products are designed to support customer relationship management initiatives and improve sales and marketing by increasing the effectiveness and efficiency of call centers and point of sales systems.

         ThinkDirectMarketing.com's primary revenue sources will be sales of annual subscriptions and transaction fees from its embedded technology products. It is anticipated that renewable subscriptions will become the principal revenue generator for ThinkDirectMarketing.com in the future. Revenues from subscriptions are derived from ThinkDirectMarketing.com's list products for use by the SOHO market, with each subscription representing a significant continuing revenue stream for ThinkDirectMarketing.com.

         ThinkDirectMarketing.com has incurred significant losses since its inception and has not generated material revenues to date.

         INDUSTRY BACKGROUND

         ThinkDirectMarketing.com's management estimates, based on published industry sources, that direct marketing represented more than 44% of all mail in the United States in 1998. The SOHO market is estimated to include more than 29 million small and medium sized businesses and income generating home-based offices in the United States. Published reports indicate that more than 73% of these businesses are equipped with personal computers, and more than 50% are connected to the Internet. ThinkDirectMarketing.com's strategy is to concentrate its marketing activities on a number of important vertical market segments including financial services, retail, hospitality and professional services. ThinkDirectMarketing.com believes that its potential target market could include approximately 8.5 million businesses.

         PRODUCTS AND SERVICES

         o ThinkPC411 is the ThinkDirectMarketing.com's introductory search product that provides subscribers with access to its North American, including Canadian, white and yellow page directory services. Searches return consumer and business information, addresses and telephone numbers and can be exported to the subscriber's database. This service is being offered for an annual subscription of $50 with a limit of 250,000 matched results.

         o Think Direct Mail Geographic is the company's primary search engine technology that permits subscribers to generate mailing lists based on several geographic criteria such as zip code, zip plus 4, city or state. This service is being offered for a yearly subscription of $195 with a limit of 250,000 listings.

         o Think Direct Mail Demographic is the company's enhanced search engine technology that permits subscribers to generate mailing lists based on several demographic criteria such as household income, age, education and occupation. This service is being offered for a yearly subscription of $395 with a limit of 20,000 listings.

         o DigitalData is the company's proprietary embedded service technology that permits licensees with instant access to its database through automatic Internet links in a user's software application. This product provides name and address validation, an essential component for any business that utilizes point of sale systems or telephone call centers.

         COMPETITION

         There are three main areas of competition for the ThinkDirectMarketing.com's products and services: direct, indirect and on-line. Direct competition comes from companies that maintain and distribute prospect lists and demographic information for direct mail and other marketing activities. These companies can be broken into three groups: data aggregators, list brokers and full-service direct marketing firms. Data aggregators are large multinational businesses, primarily targeting their marketing activities toward Fortune 1000 companies to support highly targeted national direct marketing campaigns. These data aggregators also resell their resources to the list brokers and full-service direct marketing firms. List brokers typically provide lists in either label or electronic media format based on customer search criteria. Direct marketing firms provide complete direct mail solutions from list creation and fulfillment. Indirect competition includes any form of marketing that small businesses typically use including advertising in local/regional newspapers, magazines, on local/regional radio or television, or with local direct mail coupon programs. Several mailing list companies such as ClickAction and InfoUSA have also taken the traditional model and use the Internet as a distribution channel. Data is shipped to the customer on labels, or in a few instances, downloaded on-line with prices ranging from $0.04 to more than $1.50 per name. These on-line list brokers are following the price/delivery model of traditional brokers and charge on a per name and per usage basis that becomes more expensive as search criteria are refined. Free Internet search services such as WhoWhere and Switchboard.com provide only one correct response for a search in HTML format and require the user to re-enter the data into another application. Database CD-ROMs can be purchased in many retail stores or on-line; however, the major problem with CD-ROMs is they are typically out-of-date and lack effective search engines to create targeted lists.

         INTELLECTUAL PROPERTY

         ThinkDirectMarketing.com believes that its trademarks, copyrights, service marks, trade names, trade secrets and similar intellectual property are important to its success, and relies upon trademark and copyright law, trade secret protection, and confidentiality and/or license agreements with its employees, customers, partners and others to protect its proprietary rights. "PC411" is a registered service mark on the principal register of the United States and is owned by ThinkDirectMarketing.com. In addition, ThinkDirectMarketing.com has copyrighted the PC411 FOR WINDOWS 3.0 software. No assurance can be given that any copyright or service mark will be enforceable. Copyright and trademark laws afford only limited protection. ThinkDirectMarketing.com intends to protect its service mark and copyright by taking appropriate legal action whenever necessary, although no assurances can be given that ThinkDirectMarketing.com will be able to effectively enforce or protect its proprietary rights and prevent others from using the same or similar marks or copyrights. ThinkDirectMarketing.com's inability or failure to establish, or adequately protect, its intellectual property rights may have a material adverse effect on its business. Similarly, a determination that ThinkDirectMarketing.com infringes or otherwise violates the proprietary rights of others may cause ThinkDirectMarketing.com to incur significant expense and may also have a material adverse effect on ThinkDirectMarketing.com's growth prospects.

         GOVERNMENT REGULATION

         Congress has recently passed legislation that regulates certain aspects of the Internet, including on-line content, copyright infringement, user privacy, taxation, access charges, liability for third-party activities and jurisdiction. In addition, Federal, state, local and foreign governmental organizations also are considering, and may consider in the future, other legislative and regulatory proposals that would regulate the Internet. Areas of potential regulation include libel, pricing, product and service quality and intellectual property ownership. It is not known how courts will interpret both existing and new laws. Therefore, it is uncertain as to how new laws or the application of existing laws will affect ThinkDirectMarketing.com's business. In addition, the company's business may be indirectly affected by the effect of laws and regulations on its clients. Increased regulation of the Internet may decrease the growth in the use of the Internet, which could decrease the demand for its services, increase its cost of doing business or otherwise have a material adverse effect on its business, results of operations and financial condition.

EMPLOYEES

         As of March 31, 2000, the Company had two employees, its President and Chief Executive Officer and its Chief Financial Officer, both of whom are also employees of New Valley Corporation, its largest stockholder. CDS has two employees, who are full-time. ThinkDirectMarketing.com has 19 employees. The Company believes that it has good relations with its employees. None of its employees is represented by a collective bargaining agreement.

                                  RISK FACTORS

         ACCUMULATED DEFICIT; HISTORY OF LOSSES. At December 31, 1999, the Company had an accumulated deficit of approximately $7.8 million. The Company has reported a loss in each of its fiscal quarters since inception and expects to continue to incur losses in the immediate future. The Company has reduced operating expenses and is seeking acquisition and investment opportunities. No assurance can be given that the Company will not continue to incur operating losses or that the Company will be able to continue operations for more than 12 months.

         LIMITED RESOURCES AND SOURCE OF REVENUES. At December 31, 1999, the Company had cash and cash equivalents of $346,107 and working capital of $291,146. At March 31, 2000, the Company had approximately $175,000 of cash. The Company's only source of revenue is its vending route, which is not significant. The Company will not achieve any significant revenues until the consummation of an acquisition or investment, if ever. Moreover, there can be no assurance that any acquisition or investment, if achieved, will result in material revenues from its operations or that it will operate on a profitable basis.

         ADDITIONAL FINANCING REQUIREMENTS. The Company's ability to complete any acquisition or investment opportunities it may identify, will depend upon the availability of, and its ability to secure, new equity or debt financing. The Company has no commitments for any financing.

Further, there can be no assurance that the Company will be able to generate levels of revenues and cash flows sufficient from any acquisition or investment to fund operations or that the Company will be able to obtain financing on satisfactory terms, if at all, to achieve profitable operations.

         THINKDIRECTMARKETING.COM FINANCING REQUIREMENTS. The Company holds a minority interest in ThinkDirectMarketing.com, which has incurred significant losses and negative cash flow since its inception and currently has only limited cash resources. ThinkDirectMarketing.com requires a significant amount of additional capital to continue its operations and to develop its business. There is a substantial risk that ThinkDirectMarketing.com will not be able to raise sufficient additional capital to continue its operations.

         "BLIND POOL"; BROAD DISCRETION OF MANAGEMENT. Prospective investors who invest in the Company will do so without an opportunity to evaluate the specific merits or risks of any proposed transactions. As a result, investors will be entirely dependent on the broad discretion and judgment of management in connection with the application of the Company's working capital and the selection of an acquisition or investment target. There can be no assurance that determinations ultimately made by the Company will permit the Company to achieve profitable operations.

         ACQUISITION AND INVESTMENT RISKS. As part of its business strategy, the Company may evaluate new acquisition and investment opportunities. Acquisitions involve numerous risks, including difficulties in the assimilation of the operations and products or services of the acquired companies, the expenses incurred in connection with the acquisition and subsequent assimilation of operations and products or services and the potential loss of key employees of the acquired company. There can be no assurance that the Company will successfully identify, complete or integrate any future acquisitions or investments or that completed acquisitions or investments will contribute favorably to the Company's operations and future financial condition.

         DEPENDENCE UPON EXECUTIVE OFFICERS AND BOARD OF DIRECTORS. The ability of the Company to successfully effect a transaction will be largely dependent upon the efforts of its management and the Board of Directors. The Company only has two employees, none of whom work full-time for the Company. No assurance can be given that the Board of Directors and management will be successful in consummating a transaction and achieving profitability.

         LIMITED TRADING MARKET. During 1999, the Company's securities were delisted from the Nasdaq SmallCap market for failure to comply with the minimum listing maintenance requirements. As a result, the Company's securities currently trade on the OTC Bulletin Board of the National Association of Security Dealers, Inc. Consequently, a stockholder could likely find it more difficult to sell or to obtain quotations as to prices of the Company's securities. In addition, there is a limited trading market in the Company's securities. During 1999, the average daily trading volume of the Company's Common Stock was approximately 5,720 shares, with 105 days having no trading activity. No assurances can be given that the Company's Common Stock will continue to trade on the OTC Bulletin Board or that an orderly trading market will be maintained for the Company's Common Stock.

         ABSENCE OF FULL-TIME MANAGEMENT PERSONNEL. In November 1998, all of the Company's executive officers resigned and were hired by ThinkDirectMarketing.com. In addition, in February 1999, the former President of CDS resigned. The Company's current President and Chief Executive Officer and its Chief Financial Officer are executive officers of New Valley Corporation ("New Valley"), the Company's principal stockholder. Neither of these individuals devotes his full time and attention to the affairs of the Company.

         CONCENTRATION OF STOCK OWNERSHIP. Direct Assist Holding, Inc. ("DAH"), a wholly-owned subsidiary of New Valley, beneficially owns approximately 47.75% of the Company's outstanding Common Stock. As a result, New Valley, through DAH, controls all matters requiring stockholder approval, including the election of directors, the appointment of officers and approval of significant corporate transactions including a merger, an acquisition or a sale of all or substantially all of the Company's assets. Such concentration of ownership may also have the effect of delaying or preventing a change in control of the Company. In addition, the Company is subject to a State of Delaware statute regulating business combinations, which may also hinder or delay a change of control.

         ABSENCE OF DIVIDENDS. The Company has never paid nor does it expect in the foreseeable future to pay any dividends.

         LIMITATION ON DIRECTOR LIABILITY. To the extent permitted under the Delaware General Corporation Law, the Company's Restated Certificate of Incorporation limits the liability of directors for monetary damages for breaches of a director's fiduciary duty, including breaches that constitute gross negligence. As a result, under certain circumstances, neither the Company nor its stockholders may be able to recover damages from directors.

         DILUTION. The Board of Directors of the Company, without any action by the stockholders, is authorized to designate and issue additional classes or series of capital stock (including classes or series of preferred stock) as it deems appropriate and to establish the rights, preferences and privileges of such classes or series. The issuance of any new class or series of capital stock would not only dilute the ownership interest of the current stockholders of the Company but may also adversely affect the voting power and other rights of holders of Common Stock. The rights of holders of preferred stock and other classes of common stock that may be issued may be superior to the rights of the holders of the existing class of Common Stock in terms of the payment of ordinary and liquidating dividends and voting rights.

         FORWARD-LOOKING STATEMENTS. This report contains forward-looking statements that involve risks and uncertainties. Words such as "anticipate," "believes," "expects," "future" and "intends" and similar expressions are used to identify forward-looking statements. You should not unduly rely on these forward-looking statements, which apply only as of the date of this report. The Company's actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks described above and elsewhere in this report.

ITEM 2.  PROPERTIES

         The Company's corporate offices are located in the executive offices of New Valley. The Company also leases approximately 3,000 square feet of space in Inglewood, California that was previously used for executive offices and a data center. Monthly rent for this space is $2,530 plus a proportionate share of utilities, insurance, capital and operating expenses. The lease terminates August 31, 2000. In May 1999, the Company entered into a sublease for this space. CDS leases approximately 5,738 square feet of office space in Fort Lee, New Jersey that was previously used for its corporate offices, sales, customer service and administrative functions for a term ending in June 2003. CDS' annual rent in its New Jersey location for 2000 will be approximately $120,000. CDS has subleased the space at its cost on a month-to-month basis. The Company believes that its current facilities are adequate for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not a party to any pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Commencing March 24, 1999, the Company's Common Stock, par value $.01 per share, was delisted from the Nasdaq SmallCap Market due to the Company's failure to meet Nasdaq's continued listing requirements. The Company's Common Stock is currently traded on the OTC Bulletin Board under the symbol "CDSI". The following table sets forth for the periods indicated, the reported high and low closing bid quotations per share for the Company's Common Stock. The sale prices set forth below reflect inter-dealer quotations, do not include retail mark-ups, markdowns or commissions and do not necessarily represent actual transactions.

                                               HIGH                  LOW
                                         -----------------     ----------------
               1999

       First Quarter                          $ 0.59                $ 0.13
       Second Quarter                           0.31                  0.16
       Third Quarter                            0.22                  0.07
       Fourth Quarter                           0.31                  0.08


               1998

       First Quarter                          $ 1.69                $ 0.38
       Second Quarter                           2.31                  0.44
       Third Quarter                            0.72                  0.22
       Fourth Quarter                           1.50                  0.22

         As of April 6, 2000, there were 26 holders of record of the Company's Common Stock.

         DIVIDEND POLICY

         The Company has never declared or paid dividends to its stockholders and does not expect to pay any dividends in the foreseeable future.

         RECENT SALES OF UNREGISTERED SECURITIES

         On January 12, 1999, the Company granted to the four directors of the Company options to purchase a total of 12,000 shares Common Stock at $0.44 per share. The foregoing transaction was effected in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933 or did not involve a "sale" under the Securities Act of 1933. No other securities were issued in 1999.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company owns 100% of the issued and outstanding shares of common stock of CDS and an approximate 10% interest on a fully diluted basis in ThinkDirectMarketing.com. In February 2000, the Company terminated all operations relating to marketing and leasing the Coinexx Star 10 inventory control system, leaving the cigarette vending route as the only current source of revenue for CDS and the Company. The Company recognized charges of approximately $350,000 relating to the discontinuation of this business, primarily associated with the write-off of its inventory of machines.

         The Company has limited revenues and working capital and no available lines of credit to meet its short and long-term working capital requirements. The Company intends to seek other Internet-related businesses as well as other business opportunities. As the Company has only limited cash resources, the Company's ability to complete any acquisition or investment opportunities it may identify will pending on its ability to raise additional financing, as to which there can be no assurance. As of the date of this report, the Company has not identified any potential acquisition or investment. There can be no assurance that the Company will successfully identify, complete or integrate any future acquisition or investment, or that acquisitions or investments, if completed, will contribute favorably to its operations and future financial condition.

CDS

         CDS was acquired in May 1998. Under the terms of the acquisition, the former stockholders of CDS received an aggregate of 147,500 shares of Common Stock at closing. In addition, the former stockholders were to receive an additional 147,500 shares of Common Stock on each of May 8, 2000, 2001 and 2002 so long as CDS was actively engaged in the business of marketing and leasing the Coinexx Star 10 inventory control system. As CDS is no longer actively engaged in that business, the contingent shares of Common Stock will not be issued to the former stockholders of CDS.

         CDS did not have any significant tangible assets at the time of acquisition. The fair value of the Common Stock issued and issuable to the CDS stockholders as consideration for the acquisition of $339,250 and the legal and other costs incurred in connection with the acquisition of $104,250 have been capitalized and were being amortized over a five-year period. In the second quarter of 1999, based on the results of the business since the acquisition and future projections, the Company expensed the remaining unamortized acquisition costs of $340,017.

         At the time of the acquisition, CDS entered into an employment agreement with the former President of CDS which provided that he was to receive salary for a one-year period following the termination of employment. He was also granted options to purchase 110,000 shares of Common Stock at $1.50 per share. The executive's employment was terminated in February 1999. In connection with that termination, he was paid severance of $100,000.

THINKDIRECTMARKETING.COM

         On November 5, 1998, the Company contributed substantially all the non-cash assets and certain liabilities related to its on-line electronic delivery information service to ThinkDirectMarketing.com. In exchange, the Company received preferred stock of ThinkDirectMarketing.com representing an initial 42.5% interest in ThinkDirectMarketing.com. The assets contributed include the rights to the name "PC411" and "PC411 for Windows 3.0", distribution agreements with equipment manufacturers, subscriber contracts for the service, an internet site and domain name, all property, plant and equipment, including hardware and software, relating to the service and all accounts receivable, inventories and prepaid expenses relating to the service. The contributed assets did not include the Company's cash and marketable securities and other financial investments. The liabilities assumed by ThinkDirectMarketing.com included the Company's obligations to Acxiom Corporation pursuant to a data licensing agreement, up to $10,000 of liabilities under OEM distribution agreements, obligations to provide the service to subscribers and up to $10,000 of other pre-closing liabilities.

         The Company's interest in ThinkDirectMarketing.com is accounted for using the equity method of accounting. In 1998, the Company recorded $462,360 as a capital contribution in connection with the transaction, which represented the Company's 42.5% interest in the capital raised by ThinkDirectMarketing.com in excess of the carrying value of the Company's net assets contributed to ThinkDirectMarketing.com. The Company recorded equity losses in ThinkDirectMarketing.com of $133,874 in 1998 and $501,924 in 1999. Commencing in the second quarter of 1999, the carrying value of the Company's investment in ThinkDirectMarketing.com was reduced to zero, and the Company suspended recognizing its share of the additional losses of ThinkDirectMarketing.com.

YEAR 2000 COSTS

         The "Year 2000 issue" is the result of computer programs that were written using two digits rather than four digits to define the applicable year. If the Company or its affiliates' computer programs with date-sensitive functions are not Year 2000 compliant, they may recognize a date using "00" as the Year 1900 rather than the Year 2000. This could result in system failure or miscalculations causing disruption to operations, including, among other things, an inability to process transactions or engage in similar normal business activities. Published reports have stated that Year 2000 miscalculations could occur throughout the Year 2000. To date, neither the Company nor its subsidiaries have experienced any material disruptions to their business operations.

         The modifications for Year 2000 compliance by the Company and its affiliates were completed in 1999. However, the failure of external service providers to resolve their own processing issues in a timely manner could result in a material financial risk. To date, the Company is unaware of any incidents that have occurred where its external service providers were not Year 2000 complaint. Although the Company has confirmed that its service providers adequately addressed Year 2000 issues, there can be no complete assurance of success, or that interaction with other service providers will not impair the Company or its affiliates' services.

RESULTS OF OPERATIONS

         Results of operations for the years ended December 31, 1999 and 1998 are set forth below. The Company's interest in ThinkDirectMarketing.com has been accounted for using the equity method of accounting.


                                Year Ended December 31,
                           ------------------------------------
                                 1999              1998
                           ----------------- ------------------
CDS

Sales .....................   $   431,587    $    42,526
Cost of sales .............       593,273        299,455
Research and development ..       122,355             --
Sales and marketing .......       451,465        110,856
Amortization of intangibles       402,503         55,437
General and administrative        740,340        514,185
                              -----------    -----------
     Total expenses .......     2,309,936        979,933
                              -----------    -----------
Operating loss ............   $(1,878,349)   $  (937,407)
                              ===========    ===========

PC411 SERVICE

Sales .....................                  $    80,019
Cost of revenues ..........                      314,037
Research and development ..                      126,776
Sales and marketing .......                      371,087
General and administrative                       556,638
                                             -----------
     Total expenses .......                    1,368,538
                                             -----------
Operating loss ............                  $(1,288,519)
                                             ===========

CORPORATE AND OTHER

Sales .....................   $        --    $        --
Cost of sales .............            --             --
Research and development ..            --         29,249
Sales and marketing .......            --             --
General and administrative        337,767        111,843
                              -----------    -----------
     Total expenses .......       337,767        141,092
                              -----------    -----------
Operating loss ............   $  (337,767)   $  (141,092)
                              ===========    ===========

         CDS

         CDS' results for the year ended December 31, 1998 are for the period from the date of acquisition (May 8, 1998) through December 31, 1998.

         REVENUES. CDS had revenues of $431,587 in 1999 and $42,526 in 1998. The revenues in 1999 resulted from the following: $36,940 machine leases, $24,711 machine sales and $369,936 from the sales of cigarettes. The revenues in 1998 resulted from the following: $5,284 machine leases, $2,495 machine sales and $34,747 from the sales of cigarettes.

         COST OF SALES. CDS' cost of sales in 1999 of $593,273 consisted primarily of $284,526 from the sales of cigarettes and a write-down of $244,028 related to the inventory of Coinexx Star 10 machines at December 31, 1999. Cost of sales for CDS in 1998 consisted primarily of a write-down of $235,000 related to the inventory of machines at December 31, 1998. Cost of sales also included warehouse and shipping expenses. In 1998, $22,534 of CDS' cost of sales resulted from vending route sales. CDS depreciated its machines held for lease over five years once the asset was placed in service.

         SALES AND MARKETING EXPENSES. Sales and marketing expenses for CDS were $451,465 in 1999 and $110,856 in 1998. The expenses consisted principally of personnel costs and expenses associated with trade shows.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for CDS were $740,340 in 1999 and $514,185 in 1998. The CDS expenses consisted principally of payroll, consulting and office expenses. The expenses for the 1999 period also consisted of approximately $125,000 of severance costs and approximately $82,500 related to the write-down of equipment used in connection with the sales and leasing of the Coinexx Star 10.

         AMORTIZATION OF INTANGIBLE ASSETS. The Company amortizes intangible assets over a 60-month life. The Company wrote-off $340,017 of acquisition costs of the CDS business in 1999. The write-off of the acquisition costs was based on the results of such business since the date of acquisition and future projections.

         PC411 SERVICE

         The results of the PC411 Service for the year ended December 31, 1998 are for the period January 1, 1998 through November 4, 1998, when the PC411 Service was contributed to ThinkDirectMarketing.com. The Company has accounted for its interest in ThinkDirectMarketing.com using the equity method of accounting since November 5, 1998.

         REVENUES. Revenues from the PC411 Service were derived from registration fees and usage charges for the modem dial-up PC411 Service. Revenues were recognized over the period in which the related services were to be provided. Revenues for the PC411 Service in 1998 were $80,019.

         COST OF REVENUES. Cost of revenues for the PC411 Service consisted primarily of the cost of data and the distribution fees payable to OEM partners and employee compensation and depreciation associated with the maintenance of the PC411 Service. The contract with Acxiom for the listing data provided for payments to Acxiom based on a specified percentage of revenues that generated by the Company from distributing the data, with minimum annual payments. The Company was required to pay the minimum quarterly payments. Cost of revenues in 1998 was $314,037.

         RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of employee compensation associated with the design, programming and testing of the PC411 Service. Research and development expenses in 1998 were $126,776.

         SALES AND MARKETING EXPENSES. Sales and marketing expenses consisted primarily of direct mail, public relations, print advertising and trade shows. Sales and marketing expenses for the PC411 Service in 1998 were $371,087. The Company initiated several sales and marketing programs in 1997 in an effort to expand distribution of PC411 FOR WINDOWS 3.0. The Company also incurred expenses in the initiation of a renewal program for existing subscribers to the PC411 Service in the first six months of 1998. The Company curtailed its sales and marketing expense related to the PC411 Service significantly in the third quarter of 1998.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the PC411 Service consisted primarily of expenses for administration, office operations and general management activities, including legal, accounting and other professional fees. General and administrative expenses for the PC411 Service were $556,638 in 1998.

         CORPORATE AND OTHER

         Expenses associated with corporate activities were $337,767 in 1999 and $141,092 in 1998. The expenses were primarily associated with costs necessary to maintain a public company. The increase from 1998 to 1999 was primarily due to the settlement of a lawsuit and associated legal fees and expenses.

         OTHER INCOME

         OTHER INCOME (EXPENSE). Interest income was $45,545 in 1999, compared to $144,085 in 1998. The decrease for the year is principally related to the use of proceeds from the Company's initial public offering of its Common Stock (the "IPO") to fund operations. The Company recorded equity losses in ThinkDirectMarketing.com of $501,924 in 1999. Commencing in the second quarter of 1999, the carrying value of the Company's investment in ThinkDirectMarketing.com was reduced to zero, and the Company suspended recognizing its share of the additional losses of ThinkDirectMarketing.com.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has limited available cash, limited cash flow, limited liquid assets and no credit facilities. The Company has not been able to generate sufficient cash from operations and, as a consequence, financing has been required to fund ongoing operations. Since completion of the IPO in May 1997, the Company has financed its operations with the net proceeds of the IPO of approximately $5.4 million after expenses and retirement of debt and payment of accrued dividends on preferred stock. The funds were used to complete the introduction of the PC411 Service over the Internet, to expand marketing, sales and advertising, to develop or acquire new services or databases, and for general corporate purposes. Cash used for operations was $1,385,434 in 1999 and $2,364,357 in 1998.

         Cash used in investing activities in 1999 was $169,523 compared to cash provided from investing activities of $3,314,013 in 1998. Cash used in investing activities for the 1999 period resulted primarily from the $100,000 loan to ThinkDirectMarketing.com, the acquisition of substantially all of the assets of TD Rowe Corporation's New York state cigarette vending route, including vending machines, for $59,250 and capital expenditures of $60,145. The Company paid $20,000 in 1998 and the remaining $39,250 in the first quarter of 1999 for the cigarette vending route. The primary source of cash provided from investing activities in 1998 was the maturity of certain short-term investments and subsequent conversion to cash-investment accounts in 1998. Capital expenditures were $60,145 in 1999 and $129,235 in 1998. The expenditures in 1999 were primarily for the purchase of a booth for a trade show and a vehicle. The expenditures for 1998 were primarily for CDS' office furniture and computers.

         In connection with the ThinkDirectMarketing.com transaction, the Company agreed, under certain circumstances, to fund up to $200,000 of an $800,000 line of credit to be provided to ThinkDirectMarketing.com by various of its stockholders. The Company funded $100,000 of the working capital line in 1999. On July 8, 1999, the Company was released from any further obligation to fund additional amounts under the working capital line.

         Effective May 1, 1999, the Company entered into a sublease for its former headquarters in Inglewood, California. The Company expensed approximately $25,000 associated with the costs to locate a new tenant and the relocation of its headquarters. CDS has subleased its office space in New Jersey at its cost on a month-to-month basis. Nonetheless, these agreement are subleases and no assurance can be given that the Company will not ultimately be liable for future lease payments.

         In 1999, the Company settled a lawsuit brought by a former employee seeking a severance payment and recognized an expense of $165,000 for the settlement and associated legal fees and expenses. The amounts were paid in the second quarter of 1999.

         At December 31, 1999, the Company had cash and cash equivalents of $346,107 (approximately $175,000 at March 31, 2000). The Company does not currently have any commitments for any additional financing, and there can be no assurance that any such commitments can be obtained. Any additional equity financing may be dilutive to its existing stockholders, and debt financing, if available, may involve pledging some or all of its assets and may contain restrictive covenants with respect to raising future capital and other financial and operational matters.

         Inflation and changing prices had no material impact on revenues or the results of operations for the years ended December 31, 1999 and 1998.

         Management is currently evaluating alternatives to supplement the Company's present cash and cash equivalents to meet its liquidity requirements over the next twelve months. Such alternatives include seeking additional investors and/or lenders and disposing of the interest in ThinkDirectMarketing.com. Although there can be no assurance, the Company believes that it will be able to continue as a going concern for the next twelve months.

         The Company or its affiliates, including New Valley, may, from time to time, based upon present market conditions, purchase shares of the Common Stock in the open market or in privately negotiated transactions.

ITEM 7.  FINANCIAL STATEMENTS

         Reference is made to the Financial Statements, the report thereon and notes thereto, commencing on page F-1 to this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

         The information required by Items 9 through 12 of Part III will be included in an amendment to this report filed with the SEC within 120 days after the end of the Company's fiscal year ended December 31, 1999.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

         Unless otherwise indicated, the following exhibits are incorporated by reference from the Company's Registration Statement on Form SB-2 (SEC File Number 333-21545) referencing the exhibit number used in such Registration Statement.

         EXHIBITS

         The Exhibits listed below are filed as part of this report.

2.1      Stock Purchase Agreement, dated as of October 1, 1998, by and between Digital Asset Management Inc. ("DAMI"), Acxiom and the Company (1)

3.1      Form of Restated Certificate of Incorporation of the Company (2)

3.2      Certificate of Amendment to the Restated Certificate of Incorporation of the Company (3)

3.3      Form of By-Laws of the Company (2)

4.1      Form of Underwriter's Option (2)

4.2      Form of Warrant Agreement (2)

10.1     Form of 1997 Stock Option Plan (2)

10.2     Form of PC411, Inc. New Valley Corporation Stock Option Plan and Agreement (2)

10.3     Agreement and Plan of Merger, dated as of May 6, 1998, among Coinexx Corporation, R. Mark Elmore, PC411, Inc. and PC411
         Acquisition Corp. (4)

10.4     Employment Agreement, dated as of May 6, 1998, between Coinexx Corporation and R. Mark Elmore (4)

10.5     Stock Option Agreement, dated as of May 6, 1998, between PC411, Inc. and R. Mark Elmore (4)

10.6     Voting Agreement, dated as of October 31, 1998, by and between DAMI, Acxiom, the Company and the other stockholders of
         DAMI (1)

10.7     Shareholders Agreement, dated as of October 31, 1998, by and between DAMI, Acxiom, the Company and the other stockholders of DAMI (1)

10.8     Bridge Loan and Security Agreement, dated as of October 31, 1998, by and among DAMI, Acxiom, the Company and Dean R.
         Eaker (1)

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

         REPORTS ON FORM 8-K

         None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d), the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on April 13, 2000, on its behalf by the undersigned, thereunto duly authorized.

                                  CDSI Holdings Inc.

                                  By:      /s/ J. BRYANT KIRKLAND III
                                           -----------------------------------
                                           J. Bryant Kirkland III
                                           Vice President and Chief Financial
                                           Officer

                                POWER OF ATTORNEY

         The undersigned directors and officers of CDSI Holdings Inc. hereby constitute and appoint Richard J. Lampen and J. Bryant Kirkland III, and each of them, with full power to act without the other and with full power of substitution and resubstitution, our true and lawful attorneys-in-fact with full power to execute in our name and behalf in the capacities indicated below, this Annual Report on Form 10-KSB and any and all amendments thereto and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and hereby ratify and confirm all that such attorneys-in-fact, or any of them, or their substitutes shall lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on April 13, 2000.

         SIGNATURE                                               TITLE
----------------------------------------           ----------------------------------


/s/ Richard J. Lampen                               Director, President and
----------------------------------------            Chief Executive Officer
Richard J. Lampen

/s/ J. Bryant Kirkland III                          Director, Vice President and
----------------------------------------            Chief Financial Officer
J. Bryant Kirkland III                              (principal accounting and financial officer)

/s/ Henry Morris                                    Director
----------------------------------------
Henry Morris

/s/ Robert Lundgren                                 Director
----------------------------------------
Robert Lundgren


                      CDSI HOLDINGS INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                         PAGE
                                                                                                         ----

Report of Independent Certified Public Accountants                                                       F-2

Audited Financial Statements:

     Consolidated Balance Sheet                                                                          F-3

     Consolidated Statements of Operations                                                               F-4

     Consolidated Statements of Stockholders' Equity                                                     F-5

     Consolidated Statements of Cash Flows                                                               F-6

     Notes to Consolidated Financial Statements                                                          F-8

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Stockholders and Board of Directors of
CDSI Holdings Inc.:

In our opinion, the accompanying consolidated financial statements included in this Form 10-KSB present fairly, in all material respects, the financial position of CDSI Holdings Inc. and its subsidiaries (the "Company") at December 31, 1999, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 3, the Company is no longer engaged in the business of marketing and leasing an inventory control system for tobacco products. The Company intends to seek potential acquisition and investment opportunities; however, no such opportunities have been identified.

/s/PricewaterhouseCoopers LLP

Miami, Florida
April 7, 2000

                       CDSI HOLDINGS INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                                                             DECEMBER 31,
                                                                                 1999
                                                                          --------------------
                                ASSETS

Current assets:
    Cash and cash equivalents                                           $        346,107
    Accounts receivable                                                            9,507
    Inventory                                                                     34,727
    Prepaid expenses and other current assets                                     32,092
                                                                          -------------------
           Total current assets                                                  422,433

Property and equipment, net                                                       52,013
Other assets                                                                      18,505
Investment in ThinkDirectMarketing.com                                                --
Intangible assets, net                                                            45,491
                                                                          -------------------
           Total assets                                                 $        538,442
                                                                          ===================

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current portion of note payable                                     $          2,496
    Accounts payable and accrued expenses                                        128,791
                                                                          -------------------
           Total current liabilities                                             131,287
                                                                          -------------------

Note payable                                                                       9,755

Commitments and contingencies                                                         --

Stockholders' equity:
    Preferred stock, $.01 par value.  Authorized 5,000,000 shares;
      no shares issued and outstanding                                                --
    Common stock, $.01 par value.  Authorized 25,000,000 shares;
      3,120,000 shares issued and outstanding                                     31,200
    Additional paid-in capital                                                 8,209,944
    Accumulated deficit                                                       (7,843,744)
                                                                          -------------------
           Total stockholders' equity                                            397,400
                                                                          -------------------
           Total liabilities and stockholders' equity                   $        538,442
                                                                          ===================



          See accompanying notes to consolidated financial statements.

                       CDSI HOLDINGS INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                             YEAR ENDED DECEMBER 31,
                                                                    ------------------------------------------
                                                                           1999                  1998
                                                                    -------------------   --------------------
Revenues                                                            $      431,587        $      122,545
                                                                    -------------------   --------------------

Cost and expenses:

    Cost of revenues                                                       593,273               613,492
    Research and development                                               122,355               156,025
    Amortization of intangible assets                                      402,503                65,420
    Sales and marketing                                                    451,465               481,943
    General and administrative                                           1,078,107             1,172,683
                                                                    -------------------   --------------------
                                                                         2,647,703             2,489,563
                                                                    -------------------   --------------------
         Operating loss                                                 (2,216,116)           (2,367,018)
                                                                    -------------------   --------------------
Other income (expense):
    Interest income                                                         45,545               144,085
    Interest expense                                                          (744)                   --
    Equity in loss of ThinkDirectMarketing.com                            (501,924)             (133,874)
                                                                    -------------------   --------------------
                                                                          (457,123)               10,211

         Net loss                                                   $   (2,673,239)       $   (2,356,807)
                                                                    ===================   ====================
Net loss per share (basic and diluted)                              $        (0.86)       $        (0.77)
                                                                    ===================   ====================
Shares used in computing net loss
    per share                                                            3,120,000             3,067,661
                                                                    ===================   ====================



          See accompanying notes to consolidated financial statements.

                       CDSI HOLDINGS INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                          COMMON STOCK         ADDITIONAL                            TOTAL
                                       -------------------       PAID-IN       ACCUMULATED       STOCKHOLDERS'
                                       SHARES       AMOUNT       CAPITAL         DEFICIT            EQUITY
                                       ------       ------       -------         -------         -------------

Balance at December 31, 1997       2,972,500       $29,725    $ 7,409,809     $ (2,813,698)        $ 4,625,836
Net loss                                  --            --             --       (2,356,807)         (2,356,807)
Equity in capital raised by
   ThinkDirectMarketing.com               --            --        462,360               --             462,360
Issuance of common stock             147,500         1,475        337,775               --             339,250
                                  ----------      --------    -----------    -------------       -------------
Balance at December 31, 1998       3,120,000        31,200      8,209,944       (5,170,505)          3,070,639

Net loss                                  --            --             --       (2,673,239)         (2,673,239)
                                  ----------      --------    -----------    -------------       -------------

Balance at December 31, 1999       3,120,000       $31,200    $ 8,209,944     $ (7,843,744)       $    397,400
                                  ==========      ========    ===========    =============       =============











          See accompanying notes to consolidated financial statements.

                       CDSI HOLDINGS INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              YEAR ENDED DECEMBER 31,
                                                      -----------------------------------
                                                           1999              1998
                                                      -------------    -----------------
Cash flows from operating activities:

    Net loss                                             $(2,673,239)   $(2,356,807)
    Adjustments to reconcile net loss to
      net cash used in operating activities:
         Depreciation                                         38,443         51,884
         Amortization of intangible assets                   402,503         65,420
         Provision for obsolescence of inventory and
             equipment                                       326,181        235,000
         Equity in loss of ThinkDirectMarketing.com          501,924        133,874
         Changes in assets and liabilities:

             Accounts receivable                              (6,136)         5,592
             Inventory                                         2,443        (37,170)
             Machines held for sale or lease                 (12,534)      (468,885)
             Prepaid expenses and other current assets        41,629         11,006
             Accrued interest receivable                          --         70,233
             Accounts payable and accrued expenses            (6,648)       (43,305)
             Deferred revenue                                     --        (31,199)
                                                         -----------    -----------
                Net cash used in operating activities     (1,385,434)    (2,364,357)
                                                         -----------    -----------

Cash flows from investing activities:
    Decrease in restricted assets                             30,000             --
    Issuance of loan to ThinkDirectMarketing.com            (100,000)            --
    Acquisition of property and equipment                    (60,145)      (129,235)
    Sale and maturity of investments                              --      3,568,116
    Acquisition of business                                  (39,378)      (124,868)
                                                         -----------    -----------
                Net cash (used in) provided by
                   investing activities                     (169,523)     3,314,013
                                                         -----------    -----------

Cash flows from financing activities:
    Issuance of note payable                                  14,613             --
    Payments on note payable                                  (2,362)            --
    Deferred finance charge                                       --        (10,000)
                                                         -----------    -----------

                Net cash provided by (used in)
                   financing activities                       12,251        (10,000)
                                                         -----------    -----------
                Net (decrease) increase in cash           (1,542,706)       939,656

Cash and cash equivalents beginning of period              1,888,813        949,157
                                                         -----------    -----------

Cash and cash equivalents at end of period               $   346,107    $ 1,888,813
                                                         ===========    ===========

          See accompanying notes to consolidated financial statements.

                       CDSI HOLDINGS INC. AND SUBSIDIARIES

                                                                YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                                   1999           1998
                                                              -------------   -------------
Supplemental cash flow information:
    Cash paid during year for:
      Interest                                                    $    744   $     --
      Income taxes                                                      --         --

    Details of acquisitions:
      Fair value of assets acquired                                     --    339,750
      Liabilities assumed                                               --     71,500

    Details of contribution to
    ThinkDirectMarketing.com:
      Assets contributed at historical cost                             --     96,274
      Liabilities contributed                                           --     22,836
                                                                  --------   --------
         Capital contribution                                           --     73,438
                                                                  --------   --------
         Net cash contributed to
         ThinkDirectMarketing.com                                 $     --   $     --
                                                                  ========   ========












          See accompanying notes to consolidated financial statements.

                       CDSI HOLDINGS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)    BUSINESS AND ORGANIZATION

       CDSI Holdings Inc. (the "Company" or "CDSI") was incorporated in Delaware on December 29, 1993. On January 12, 1999, the Company's stockholders voted to change the corporate name of the Company from PC411, Inc. to CDSI Holdings Inc. Prior to May 8, 1998, the Company's principal business was an on-line electronic delivery information service that transmits name, address, telephone number and other related information digitally to users of personal computers (the "PC411 Service"). On May 8, 1998, the Company acquired Controlled Distribution Systems, Inc. ("CDS", formerly known as Coinexx Corporation), a company engaged in the marketing and leasing of an inventory control system (the "Coinexx Star 10") for tobacco products. In February 2000, CDSI announced CDS will no longer actively engage in the business of marketing and leasing an inventory control system for tobacco products.

       CDSI intends to explore investments in other Internet-related businesses as well as other business opportunities. As CDSI has only limited cash resources, CDSI's ability to complete any acquisition or investment opportunities it may identify will depend on its ability to raise additional financing, as to which there can be no assurance.

 (2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       PRINCIPLES OF CONSOLIDATION

       The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All significant intercompany transactions have been eliminated.

       REVENUE RECOGNITION

       Revenue is recognized upon the completion of a sale or over the period services and leases are earned.

       DISTRIBUTION COSTS

       Prior to the contribution of the PC411 Service to ThinkDirectMarketing.com, fees were paid to manufacturers of computer hardware to distribute the Company's software related to the PC411 Service which was "bundled" with the hardware products. These contractually stipulated fees were charged based on a percentage of revenues or number of registered customers. Distribution costs were included in cost of revenues on the statement of operations.

       LICENSE COSTS

       Prior to the contribution of the PC411 Service to ThinkDirectMarketing.com, the Company incurred license fees for the right to use a data base of directory listings. Minimum fees were charged to operations in the related period as incurred or paid, whichever is earlier. Variable fees were charged to operations based on a percentage of revenue recognized. License fee expenses were included in cost of revenues on the statement of operations.

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

       PROPERTY AND EQUIPMENT

       Property and equipment are stated at cost. Depreciation of inventory of equipment is calculated on the straight-line method over the estimated useful lives of the assets, generally five years. Upon sale or retirement, the cost of property and equipment, and related accumulated depreciation, are eliminated from the accounts. Any resulting gains and losses are reflected in operations for the period.

       INTANGIBLE ASSETS

       Intangible assets as of December 31, 1999, consisting primarily of costs associated with the acquisition of substantially all of the assets of TD Rowe Corporation's New York State cigarette vending route, were amortized using the straight-line method over five years. In the second quarter of 1999, based on the results of such business since the acquisition and future projections of the costs associated with the acquisition of CDS, the Company expensed the remaining unamortized acquisition costs related to the acquisition of CDS of $340,017. Amortization expense was $402,503 in 1999 and $65,420 in 1998.

       FAIR VALUE OF FINANCIAL INSTRUMENTS

       The fair values of the Company's cash and cash equivalents, accounts receivable and accrued expenses approximate their carrying values due to the relatively short maturities of these instruments.

       INCOME TAXES

       The Company utilizes the liability method of accounting for deferred income taxes. Under the liability method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

       COMPUTATION OF BASIC AND DILUTED NET LOSS PER SHARE

       Basic net loss per share of Common Stock has been computed by dividing the net loss applicable to common shareholders by the weighted average number of shares of Common Stock outstanding during the year. Diluted loss per share is computed by dividing net loss applicable to common shareholders by the weighted average number of common shares outstanding, increased by the assumed conversion of other potentially dilutive securities during the period. Potentially dilutive shares which have not been included in the diluted per share calculation include 2,322,500 warrants and 656,788 options as their effect would be anti-dilutive due to the loss incurred by the Company. Accordingly, diluted net loss per common share is the same as basic net loss per common share.

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

       CONCENTRATIONS OF RISKS

       The Company had no major customers whose receivable balances represented a concentration of credit risk at December 31, 1999.

(3)    CDS ACQUISITION

       On May 8, 1998, the Company acquired CDS, a company engaged in the marketing and leasing of an inventory control system for tobacco products. Under the terms of the acquisition, the CDS stockholders received 147,500 shares of the Company's Common Stock at closing. In addition, the Company agreed to issue an additional 147,500 shares to CDS stockholders on each of the second, third and fourth anniversaries of the closing provided that, on each such delivery date, CDS was actively engaged in the business it is now engaged. As the Company is no longer engaged in the marketing and leasing of the Coinexx Star 10, the contingent shares will not be issued.

       The former president of CDS (the "Executive") resigned from CDS effective February 28, 1999 and was entitled under his employment agreement to receive salary for a one-year period following his termination of employment. The Executive was also granted options to purchase 110,000 shares of Common Stock of the Company at $1.50 per share.

       CDS did not have any significant tangible assets at the time of acquisition. The fair value of the shares issued and issuable to the CDS stockholders as consideration for the acquisition of $339,250 and the legal and other costs incurred in the acquisition of $104,250 have been capitalized and were being amortized over an estimated useful life of five years. In the second quarter of 1999, based on the results of such business since the acquisition and future projections, the Company expensed the remaining unamortized acquisition costs of $340,017.

       In February 2000, CDSI announced CDS will no longer actively engage in the business of marketing and leasing an inventory control system for tobacco products. CDSI determined that CDS could not generate sufficient revenues from the sale and leasing of the Coinexx Star 10 to justify continuation of the business. The Company does not anticipate it will receive any material proceeds from the disposition of the assets of the business. The Company recognized charges of approximately $350,000 for the year ended December 31, 1999 related to the discontinuation of the business, primarily associated with the write-off of its inventory of machines.

       In 1998, CDS acquired substantially all of the assets of TD Rowe Corporation's New York state cigarette vending route, including vending machines, for $59,250. CDS paid $20,000 in 1998 and the remaining $39,250 in the first quarter of 1999. CDS amortizes the costs of the vending route over an estimated useful life of five years.

(4)    THINKDIRECTMARKETING.COM TRANSACTION

       On November 5, 1998, the Company contributed the non-cash assets and certain liabilities of the PC411 Service to ThinkDirectMarketing.com (formerly known as Digital Asset Management, Inc.). ThinkDirectMarketing.com was organized by Dean Eaker, the former President, Chief Executive Officer and director of the Company, and Edward Fleiss, the former Vice President and Chief Technology Officer of the Company, to continue to operate and develop the PC411 Service. The Company received 1,250 shares of preferred stock representing an initial 42.5% interest in ThinkDirectMarketing.com in exchange for the contribution of the PC411 Service's net assets. Acxiom Corporation ("Acxiom") purchased preferred stock representing a 42.5% interest in ThinkDirectMarketing.com for $1,250,000 and initially designated a majority of the Board of Directors of ThinkDirectMarketing.com. ThinkDirectMarketing.com's management, including Messrs. Eaker and Fleiss, held an initial 15% interest in ThinkDirectMarketing.com with options which would have increased their ownership position to 50% upon satisfaction of operational and financial benchmarks over a three-year period. The Company's carrying value in the net assets contributed to ThinkDirectMarketing.com totaled $73,438. The Company recorded $462,360 as a capital contribution in connection with the transaction, which represented the Company's 42.5% interest in the capital raised by ThinkDirectMarketing.com in excess of the carrying value of the Company's net assets contributed to ThinkDirectMarketing.com. The Company agreed, under certain conditions, to fund up to $200,000 of an $800,000 working capital line to be provided to ThinkDirectMarketing.com by Acxiom, the Company and Dean Eaker. The Company funded $100,000 of the working capital line in the second quarter of 1999.

       Since July 1999, ThinkDirectMarketing.com has issued approximately $3,500,000 of convertible notes due June 30, 2000 and warrants to purchase ThinkDirectMarketing.com preferred stock. Mr. Eaker and Acxiom agreed to extend the maturity of their working capital lines from June 30, 1999 to March 31, 2000 (which has been extended to June 30, 2000) and have received warrants to purchase preferred shares. The Eaker and Acxiom working capital lines are also convertible into ThinkDirectMarketing.com preferred stock. The Company agreed in July 1999 to extend the maturity of its working capital line from June 30, 1999 to August 31, 1999 and was released from any further obligation to fund additional amounts under the working capital line. ThinkDirectMarketing.com has not made any payments to the Company on the working capital line. The Company's interest in ThinkDirectMarketing.com would decrease from 42.5% to approximately 10% assuming the conversion and exercise of all notes and warrants issued in the above transactions.

       ThinkDirectMarketing.com has incurred significant losses and negative cash flow since its inception and currently has only limited cash resources. ThinkDirectMarketing.com requires a significant amount of additional capital to continue its operations and to develop its business. Although management of ThinkDirectMarketing.com is exploring possible sources of additional financing and potential sales of assets, there is a substantial risk that ThinkDirectMarketing.com will not be able to raise sufficient additional capital to continue its operations.

       The Company has accounted for its non-controlling interest in ThinkDirectMarketing.com using the equity basis of accounting since November 5, 1998. The Company's equity in ThinkDirectMarketing.com's losses for the year ended December 31, 1999 has been adjusted to reflect the difference in the Company's contribution of its net assets to ThinkDirectMarketing.com and the fair value of those assets recorded by ThinkDirectMarketing.com. In the second quarter of 1999, the carrying value of the Company's investment in ThinkDirectMarketing.com was reduced to zero as the cumulative equity in ThinkDirectMarketing.com's losses exceeded the Company's investment in ThinkDirectMarketing.com of $635,798, which consisted of the initial carrying value of $535,798 and the $100,000 working capital loan to ThinkDirectMarketing.com. Since the Company has no intention or commitment to fund future ThinkDirectMarketing.com losses, commencing in the second quarter of 1999, the Company suspended recognizing its share of the additional losses of ThinkDirectMarketing.com.

       Summarized financial information as of December 31, 1999 and December 31, 1998 and for the periods ended December 31, 1999 and 1998 for ThinkDirectMarketing.com follows. This unaudited information which was prepared by ThinkDirectMarketing.com assumes that it will continue as a going concern.

                                                     DECEMBER 31, 1999          DECEMBER 31, 1998
                                                     -----------------          -----------------
Current assets..................................        $   231,245               $   728,248
Furniture and fixtures, net.....................            196,163                   168,022
Noncurrent assets...............................             21,835                    21,835
Intangible assets, net..........................            415,377                 1,174,839
Current liabilities.............................            354,598                    77,878
Notes payable...................................          1,862,000                        --
Stockholders' equity............................         (1,351,978)                2,015,066



                                                                                NOVEMBER 5, 1998
                                                         YEAR ENDED          (DATE OF INCEPTION) TO
                                                     DECEMBER 31, 1999          DECEMBER 31, 1998
                                                     -----------------          -----------------
Revenues........................................       $    139,225              $     10,711
Costs and expenses..............................          2,850,652                   497,346
Impairment loss on intangible assets............            658,417                        --
Interest income.................................              2,800                     1,701
Net loss........................................         (3,367,044)                 (484,934)

       The following table presents unaudited pro forma results from continuing operations for the year ended December 31, 1998 as if the ThinkDirectMarketing.com transaction had occurred on January 1, 1998. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had this transaction been consummated as of that date.

       Revenues .............................            $    42,526
                                                         ===========
       Net loss .............................            $(1,620,937)
                                                         ===========
       Net loss applicable to common stock ..            $(1,620,937)
                                                         ===========
       Net loss per share (basic and diluted)            $     (0.53)
                                                         ===========



 (5)   RELATED PARTY TRANSACTIONS

       Certain accounting and related finance functions are performed on behalf of the Company by employees of the Company's principal stockholder, New Valley Corporation ("New Valley"). Expenses incurred relating to these functions are allocated to the Company and paid as incurred to New Valley based on management's best estimate of the cost involved. The amounts allocated were immaterial for all periods presented herein.

(6)    INVENTORIES

       A summary of inventories at December 31, 1999 is as follows:

       Tobacco products .....................       $  34,727
       Machines held for sale or lease ......         483,928
                                                    ---------
                                                      518,655
       Less: Provision for obsolescence......        (479,028)
       Less: Accumulated depreciation .......          (4,900)
                                                    ---------
                                                    $  34,727
                                                    =========



(7)    PROPERTY AND EQUIPMENT

       A summary of property and equipment at December 31, 1999 is as follows:

       Computer equipment...................        $ 119,993
       Vehicles.............................           21,425
       Furniture and fixtures...............           40,809
                                                    ---------
                                                      182,227
       Less:  Provision for obsolescence....          (82,133)
       Less:  Accumulated depreciation......          (48,081)
                                                    ---------
                                                    $  52,013
                                                    =========

       Depreciation expense was $38,443 and $51,884 during the years ended December 31, 1999 and 1998, respectively.


(8)    NOTE PAYABLE

       In 1999, CDS entered into a note payable to purchase a van used to distribute cigarettes on its vending route. The note bears interest at 6% per annum and is secured by the van. Remaining required principal payments on the note payable are $2,496 in 2000, $2,898 in 2001, $3,076 in 2002, $3,266 in 2003 and $515 in 2004.

 (9)   STOCK OPTIONS

       The Company's 1997 Stock Option Plan (the "1997 Plan") provides for the grant of options to purchase the Company's stock to the employees and directors of the Company. The term of the options granted under the 1997 Plan is limited to 10 years. Subject to certain limitations under the 1997 Plan, the number of awards, the terms and conditions of any award granted thereunder (including the exercise price, grant price or purchase price) are at the discretion of the Board of Directors. The Board of Directors has reserved 750,000 shares of the Company's common stock for issuance under the 1997 Plan. In January 1997, the Company's Board of Directors authorized the grant of 404,000 stock options at an exercise price of $4.40 under the 1997 Plan. In connection with the ThinkDirectMarketing.com transaction, these options were canceled in November 1998. In April and May 1997, an aggregate of 63,727 stock options were granted at an exercise price of $5.50 per share, of which 24,395 became exercisable on the completion of the Company's initial public offering of its Common Stock (the "IPO") in May 1997.

       Stock options issued in 1995 and 1996 under a 1994 stock option plan, which was terminated in 1997, vest over a three-year period and have an exercise price of $11.52 per share. At December 31, 1999, 3,455 of the granted options were outstanding and exercisable.

       The stock option activity for the plans is as follows:

                                                                                   WEIGHTED
                                                                                   AVERAGE
                                                               NUMBER OF        EXERCISE PRICE
                                                                SHARES            PER SHARE
                                                               ---------       ---------------
       Balance at December 31, 1997.................            471,182         $     4.46
       Options granted..............................            116,000               1.44
       Options terminated...........................           (442,394)             (4.50)
       Options exercised............................                 --
                                                              ---------

       Balance at December 31, 1998.................            144,788               2.39
       Options granted..............................             12,000               0.44
       Options terminated...........................                 --
       Options exercised............................                 --
                                                              ---------

       Balance at December 31, 1999.................            156,788         $     2.24
                                                              =========


       The following table summarizes information regarding outstanding and exercisable options as of December 31, 1999:

             EXERCISE          NUMBER                WEIGHTED AVERAGE              NUMBER
               PRICE         OUTSTANDING         CONTRACTUAL LIFE (YEARS)       EXERCISABLE
               -----         -----------         ------------------------       -----------
              $0.28             6,000                      8.85                     3,000
               0.44            12,000                      9.03                    12,000
               1.50           110,000                      7.00                    36,667
               5.50            25,333                      7.54                    25,333
              11.52             3,455                      5.00                     3,445
                              -------                                             -------
                              156,788                                              80,445
                              =======                                             =======

       The Company applies APB Opinion No. 25 and related Interpretations in accounting for its stock options. In 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation", which, if fully adopted, changes the methods of recognition of cost on certain stock options. Had compensation cost for the Company's stock options been determined based on the fair value at the date of grant consistent with SFAS 123, the Company's net loss and basic and diluted net loss per share would have been $(2,700,794) or $(0.87) in 1999 and $(2,415,357) or $(0.79) in 1998. The weighted average grant date fair value of options granted ($0.44 in 1999 and $0.55 in 1998) was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                              1999          1998
                                                          ------------- -------------
       Risk-Free Interest Rate.......................         4.81%         5.74%
       Expected Life in years........................        10.00          8.65
       Expected Volatility...........................       351.06%       323.15%
       Expected Dividend Yield.......................         0.00%         0.00%


       Additionally, in connection with its IPO, the Company granted to the underwriter of the offering options to purchase 73,600 units, at the exercise price of $9.49 per unit. Each unit consists of one share of Common Stock and one warrant to purchase an additional share at the price of $6.10.

       In addition to the options issued in connection with the stock option plans, the Company has granted Direct Assist Holding Inc., a wholly-owned subsidiary of New Valley, options to acquire 500,000 shares of Common Stock at $5.75 per share, which fully vested upon the completion of the IPO. The term of the options expire in January 2007.

(10)   LEASES

       The Company is obligated under noncancelable operating leases, primarily for facilities, that expire at various dates through 2003. The real property leases require the Company to pay utilities, insurance, capital and operating expenses. Total rental expense, net of sublease income, for the years ended December 31, 1999 and 1998 was $59,206 and $106,648, respectively.

       Future minimum lease payments under noncancelable operating leases at December 31, 1999 are as follows:

       Year ending December 31:

           2000............................................      $ 146,821
           2001............................................        127,044
           2002............................................        132,305
           2003............................................         76,124
                                                                 ---------
                  Total minimum lease payments.............      $ 482,294
                                                                 =========

       In 1998, the Company abandoned its former headquarters in Inglewood, California and expensed approximately $25,000 based on its estimate of the costs to locate a new tenant. Effective May 1, 1999, the Company entered into a sublease for the Inglewood space. Nonetheless, the agreement is a sublease and no assurance can be given that CDSI will not ultimately be liable for future lease payments (included above) of $22,770 due in 2000. The Company has subleased at its cost CDS' former facility in New Jersey on a month-to-month basis.

(11)   COMMITMENTS AND CONTINGENCIES

       In 1999, the Company settled a lawsuit brought by a former employee seeking a severance payment and recognized an expense of $165,000 for the settlement and associated legal fees and expenses.

(12)   STOCKHOLDERS' EQUITY

       PREFERRED STOCK

       The Company has the authority to issue 5,000,000 shares of Preferred Stock, which may be issued from time to time in one or more series.

       REDEEMABLE CLASS A WARRANTS

       Each Redeemable Class A Warrant (the "Warrant") issued in the IPO entitles the holder to purchase one share of Common Stock at an initial exercise price of $6.10 at any time through May 14, 2002. The Warrant exercise price is subject to adjustment under certain circumstances. The Warrants are subject to redemption by the Company at $0.01 per Warrant at any time during the Warrant exercise period if the closing bid price of the Common Stock exceeds $9.625 for 20 consecutive trading days. There were 2,322,500 Warrants outstanding at December 31, 1999, of which 1,000,000 were held by New Valley.

(13)   INCOME TAXES

       During the years ended December 31, 1999 and 1998, the Company had no income and therefore made no provision for Federal and state income taxes.

       At December 31, 1999, the Company had approximately $5,800,000 of net operating loss carryforwards for federal and state tax reporting purposes available to offset future taxable income, if any; such carryforwards expire in 2013 (federal) and 2004 (state), respectively. Deferred tax assets and liabilities principally relate to net operating loss carryforwards and aggregate approximately $2,500,000 before valuation allowance. In assessing the realizability of the net deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. As of December 31, 1999, the Company has provided a full valuation allowance against net deferred tax assets due to the Company's uncertainty of future taxable income against which the deferred tax asset may be utilized. Accordingly, no deferred tax asset has been recorded on the accompanying balance sheet.

       During May 1997, the Company consummated the IPO. The Tax Reform Act of 1986 restricts the amount of future income that may be offset by losses and credits incurred prior to an ownership change. The Company's annual limitation on the use of its net operating losses is approximately $400,000, computed by multiplying the "long-term tax exempt rate" at time of change of ownership by the fair market value of the Company's outstanding stock immediately before the ownership change. The limitation is cumulative; any unused limitation from one year may be added to the limitation of a following year. Operating losses incurred subsequent to an ownership change are generally not subject to such restrictions. At December 31, 1999, the Company's portion of net operating losses subject to this limitation was approximately $250,000.