Form 10KSB/A
period 1999-12-31
CDSI HOLDINGS INC
filed 2000-04-17
CIK 1023994

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

                       Commission file number: 0001-22563

                               CDSI HOLDINGS INC.
                  --------------------------------------------
                  (Name of issuer as specified in its charter)

            DELAWARE                                       95-4463937
--------------------------------                   ---------------------------
   (State of jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                       Identification No.)

100 S.E. SECOND STREET, MIAMI, FLORIDA                     33131
------------------------------------------        --------------------------
           (Address)                                     (Zip Code)

Issuer's telephone number                              305-579-8000
                                                  --------------------------

Securities registered under Section 12(b) of the Exchange Act:

 Title of each class              Name of each exchange on which registered
-----------------------          -------------------------------------------
         NONE                                        NONE

Securities registered under Section 12 (g) of the Exchange Act:

                     Common Stock, par value $.01 per share
                                (Title of class)

                Redeemable Class A Common Stock Purchase Warrants
                                (Title of class)

          The Issuer hereby amends its Annual Report on Form 10-KSB for the year ended December 31, 1999 to include the information required by Part III.

                                   MANAGEMENT

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS

         Set forth below are the names, ages and positions of the Company's directors and executive officers as of April 14, 2000.

                   NAME                             AGE                               POSITION
                  -----                             ---                              ----------

Richard J. Lampen......................              46         President, Chief Executive Officer and Director

J. Bryant Kirkland III.................              34         Vice President, Chief Financial Officer,
                                                                  Secretary and Treasurer

Robert M. Lundgren.....................              41         Director

Henry Morris...........................              46         Director

         RICHARD J. LAMPEN, age 46, has served as President and Chief Executive Officer of the Company since November 1998 and as a director of the Company since January 1997. Since October 1995, Mr. Lampen has been the Executive Vice President of New Valley Corporation ("NVC"), a publicly held company principally engaged in the investment banking and brokerage business, the real estate business in Russia and investment in Internet-related businesses. Since July 1996, he has served as the Executive Vice President of NVC affiliates, Brooke Group Ltd. ("Brooke"), a New York Stock Exchange listed holding company, and BGLS Inc., a wholly-owned subsidiary of Brooke. From May 1992 to September 1995, Mr. Lampen was a partner at Steel Hector & Davis, a law firm located in Miami, Florida. From January 1991 to April 1992, Mr. Lampen was a Managing Director at Salomon Brothers Inc, an investment bank, and was an employee at Salomon Brothers Inc from 1986 to April 1992. Mr. Lampen is a director of NVC and PANACO INC., an independent oil and gas exploration and production company. Mr. Lampen has served as a director of a number of other companies, including U.S. Can Corporation, The International Bank of Miami, N.A. and Spec's Music Inc., as well as a court-appointed independent director of Trump Plaza Funding, Inc. Mr. Lampen received a Bachelor of Arts degree from The Johns Hopkins University in 1975 and received a Juris Doctorate degree in 1978 from Columbia Law School.

         J. BRYANT KIRKLAND III, age 34, has served as the Company's Vice President, Chief Financial Officer, Secretary and Treasurer since January 1998 and as a director of the Company since November 1998. Mr. Kirkland has served in various financial capacities with NVC since November 1994 and since January 1998 as the Vice President, Treasurer and Chief Financial Officer of NVC. Mr. Kirkland received a Bachelor of Science in Business Administration from the University of North Carolina in May 1987.

         ROBERT M. LUNDGREN, age 41, has served as a director of the Company since January 1997. He also served as Vice President, Chief Financial Officer, Secretary and Treasurer of the Company from January 1997 through January 14, 1998. Since January 14, 1998, Mr. Lundgren has been employed by Solar Cosmetic Labs, Inc. as Chief Financial Officer. From November 1994 through January 14, 1998, Mr. Lundgren was employed by NVC where he served as Vice President and Chief Financial Officer since May 1996. From November 1992 through November 1994, Mr. Lundgren worked for Deloitte & Touche as a Senior Manager in the audit practice. Mr. Lundgren has been a certified public accountant since 1981 and holds a Bachelor of Science in Accounting from Wake Forest University.

         HENRY MORRIS, age 46, became a director of the Company in May 1997. Since 1989, Mr. Morris has been the Chairman and President of Morris & Carrick, Inc., a political and media consulting firm. Mr. Morris is also Chairman of the Board and Chief Executive Officer of Curran & Connors, Inc., a designer and producer of annual reports and corporate literature. Mr. Morris received a Bachelor of Arts degree in 1974 from Columbia College and a Juris Doctorate degree in 1978 from Columbia Law School.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms which they file. Based solely on review of the copies of such forms furnished to the Company, or written representations that no Forms 5 were required, the Company believes that, during and with respect to the fiscal year ended December 31, 1999, all officers and directors complied with applicable
Section 16(a) filing requirements.

ITEM 10. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

         The following table sets forth the combined remuneration paid or accrued by the Company during its last three fiscal years to those persons who were, at December 31, 1999, the Company's Chief Executive Officer or who were executive officers whose cash compensation exceeded $100,000 (the "named executive officers").

                           SUMMARY COMPENSATION TABLE

                                                                                   LONG TERM
                                                                                 COMPENSATION
                                                 ANNUAL COMPENSATION          ------------------
         NAME AND                               ----------------------           COMMON SHARES          ALL OTHER
    PRINCIPAL POSITION           YEAR           SALARY           BONUS        UNDERLYING OPTIONS      COMPENSATION
    ------------------           ----           ------           -----        ------------------      ------------

Richard J. Lampen                1999             --               --                 --                    --
  President and Chief            1998             --               --                 --                    --
  Executive Officer(1)

--------------------

(1) Richard J. Lampen, who has served as President and Chief Executive Officer of the Company since November 5, 1998, did not receive any salary or other compensation from the Company in 1999 or 1998, other than the normal compensation paid to directors of the Company. See "Compensation of Directors."

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

         Under the Option Plan, each director who is not an a full-time employee of the Company, immediately upon first taking office, is granted options to purchase 6,000 shares of Common Stock exercisable at the fair market value of such shares on the date of grant. Options for 3,000 shares covered thereby are exercisable immediately and options for 3,000 shares become exercisable on the first anniversary of the date of grant. Subsequently, the Option Plan provides for annual grants of options to purchase 3,000 shares of Common Stock upon reelection as a director of the Company. At the Company's annual meeting on January 12, 1999, each director was granted options to purchase 3,000 shares of Common Stock at $0.44 per share.

EMPLOYMENT AGREEMENTS

         There is no employment agreement between the Company and Mr. Lampen, the named executive officer.

COMPENSATION OF DIRECTORS

         The Company pays each director who is not a full-time employee of the Company an annual retainer of $5,000, payable quarterly, and reimburses the directors for reasonable travel expenses incurred in connection with their activities on behalf of the Company. See "Stock Options."

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

         The following table sets forth, as of April 14, 2000, the beneficial ownership of the Company's Common Stock (the only class of voting securities) by
(i) each person known to the Company to own beneficially more than five percent of the Common Stock, (ii) each of the Company's directors, (iii) each of the Company's named executive officers (as such term is defined in the Summary Compensation Table above) and (iv) all directors and executive officers as a group. Unless otherwise indicated, each person possesses sole voting and investment power with respect to the shares indicated as beneficially owned, and the business address of each person is 100 S.E. Second Street, Miami, Florida 33131.

                                                          NUMBER OF SHARES OF
                NAME AND ADDRESS(1)                           COMMON STOCK               PERCENTAGE OF OWNERSHIP
               --------------------                       ----------------------    ----------------------------------
New Valley Corporation(2)(3).....................                2,990,000                         64.7%
Direct Assist Holding, Inc.

J. Bryant Kirkland III(4)........................                    9,000                            *

Richard J. Lampen(4).............................                    9,000                            *

Henry Morris(4)..................................                    9,000                            *
        271 Madison Avenue
        New York, NY 10016

Robert Lundgren(4)...............................                   16,333                            *
       4920 N.W. 165th Street
       Miami, FL 33014

All executive officers and directors
      as a group (4 persons)(4)..................                   43,333                          1.4%

-------------------

*    Less than 1%
(1) Unless otherwise indicated, each named person has sole voting and investment power with respect to the shares set forth opposite such named person's name.
(2) Includes 500,000 shares subject to options and 1,000,000 shares subject to warrants which are currently exercisable or exercisable within 60 days of the date hereof.
(3) Both NVC and Direct Assist Holding, Inc. ("DAH"), a wholly-owned subsidiary of NVC, have shared voting and investment power with regard to such shares.
     J. Bryant Kirkland III, an executive officer and a director of the Company, serves as Vice President, Chief Financial Officer and Treasurer of NVC and DAH and Richard J. Lampen, an executive officer and a director of the Company, serves as Executive Vice President of NVC and DAH and as a director of NVC. Neither Mr. Kirkland nor Mr. Lampen has investment authority or voting control over the Company's securities owned by NVC or DAH. The other executive officers and directors of NVC and DAH are Bennett
     S. LeBow, Chairman and Chief Executive Officer of NVC; Howard M. Lorber, President of NVC and a director of NVC and Chairman, President and Chief Executive Officer of DAH; Marc N. Bell, Vice President, Associate General Counsel and Secretary of NVC; and Henry C. Beinstein, Arnold I. Burns, Ronald J. Kramer, Barry W. Ridings and Victor M. Rivas, directors of NVC.
(4) Includes shares subject to options and/or warrants currently exercisable or exercisable within 60 days of the date hereof.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On November 5, 1998, the Company contributed the non-cash assets and certain liabilities of its on-line data delivery service business (the "PC411 Service") to ThinkDirectMarketing.com Inc. ("ThinkDirectMarketing.com"), formerly known as Digital Asset Management, Inc. ThinkDirectMarketing.com was a newly formed corporation organized by Dean Eaker, the former President, Chief Executive Officer and a director of the Company, and Edward Fleiss, the former Vice President and Chief Technology Officer of the Company, to continue to operate and develop the PC411 Service. The Company received preferred stock representing an initial 42.5% interest in ThinkDirectMarketing.com in exchange for the contribution of the PC411 Service. Currently, the Company has the right to designate one of the five members of ThinkDirectMarketing.com's Board of Directors and Mr. Kirkland serves as a member of ThinkDirectMarketing.com's Board of Directors. Acxiom Corporation ("Acxiom") purchased preferred stock representing a 42.5% interest in ThinkDirectMarketing.com for $1,250,000 and will initially designate a majority of the Board of Directors of ThinkDirectMarketing.com. ThinkDirectMarketing.com's management, including Messrs. Eaker and Fleiss, acquired an initial 15% interest in ThinkDirectMarketing.com with options to increase their ownership position to 50% upon satisfaction of certain operational and financial benchmarks over a three-year period. The Company's interest in ThinkDirectMarketing.com has since been diluted to approximately 10% on a fully diluted basis as a result of subsequent financings.

         The Company agreed, under certain conditions, to fund up to $200,000 of an $800,000 working capital line to be provided to ThinkDirectMarketing.com by Acxiom, the Company and Dean R. Eaker, and funded $100,000 in the second quarter of 1999. The Company agreed in July 1999 to extend the maturity of its working capital line from June 30, 1999 to August 31, 1999 and was released from any further obligation to fund additional amounts under the working capital line.

         Effective with the closing of the ThinkDirectMarketing.com transaction, Dean R. Eaker and Edward A. Fleiss resigned their positions with the Company and entered into an agreement with the Company terminating their employment agreements. The Board of Directors of the Company elected Richard J. Lampen, a director of the Company, as President and Chief Executive Officer, and J. Bryant Kirkland III, Vice President and Chief Financial Officer of the Company, as a director. Messrs. Lampen and Kirkland also serve as executive officers of NVC.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d), the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on April 17, 2000, on its behalf by the undersigned, thereunto duly authorized.

                                     CDSI HOLDINGS INC.

                                     By:      /s/ J. BRYANT KIRKLAND III
                                              ----------------------------------
                                              Vice President, Chief Financial
                                              Officer and Treasurer