Form 10QSB
period 2000-03-31
CDSI HOLDINGS INC
filed 2000-05-15
CIK 1023994

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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


     AS OF MAY 12, 2000, THERE WERE OUTSTANDING 3,120,000 SHARES OF THE ISSUER'S COMMON STOCK, $.01 PAR VALUE.


================================================================================

                      CDSI HOLDINGS INC. AND SUBSIDIARIES
                        QUARTERLY REPORT ON FORM 10-QSB
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000


                               TABLE OF CONTENTS



                                                                                         Page
PART I. FINANCIAL INFORMATION

Item 1.             Condensed Consolidated Financial Statements (Unaudited):

                    Condensed Consolidated Balance Sheets as of March 31,
                        2000 and December 31, 1999..................................       3

                    Condensed Consolidated Statements of Operations for
                        the three months ended March 31, 2000 and 1999..............       4

                    Condensed Consolidated Statements of Cash Flows for
                        the three months ended March 31, 2000 and 1999..............       5

                    Notes to Condensed Consolidated Quarterly Financial
                        Statements  ................................................       6

Item 2.             Management's Discussion and Analysis of Financial
                        Condition and Results of Operations.........................      10


PART  II. OTHER INFORMATION

Item 6.             Exhibits and Reports on Form 8-K................................      16

SIGNATURE...........................................................................      17

                      CDSI HOLDINGS INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                        -------------------------------
                                                                         March 31,         December 31,
                                                                        -------------------------------
                                                                            2000               1999
                                                                        -------------------------------
                                ASSETS:
Current assets:
    Cash and cash equivalents ..................................        $   205,924         $   346,107
    Accounts receivable ........................................                 --               9,507
    Inventory ..................................................             60,088              34,727
    Prepaid expenses and other current assets ..................             42,326              32,092
                                                                        -----------         -----------

         Total current assets ..................................            308,338             422,433

    Property and equipment, net ................................             41,563              52,013
    Other assets ...............................................             18,505              18,505
    Intangible assets, net .....................................             42,528              45,491
                                                                        -----------         -----------

         Total assets ..........................................        $   410,934         $   538,442
                                                                        ===========         ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current portion of note payable ............................        $     2,994         $     2,496
    Accounts payable and accrued expenses ......................            102,200             128,791
                                                                        -----------         -----------

         Total current liabilities .............................            105,194             131,287
                                                                        -----------         -----------

Note payable ...................................................              8,813               9,755

Commitments and contingencies ..................................                 --                  --

Stockholders' equity:
    Preferred stock, $.01 par value.  Authorized 5,000,000
       shares; no shares issued and outstanding ................                 --                  --
    Common stock, $.01 par value.  Authorized 25,000,000
       shares; 3,120,000 shares issued and outstanding .........             31,200              31,200
    Additional paid-in capital .................................          8,209,944           8,209,944
    Accumulated deficit ........................................         (7,944,217)         (7,843,744)
                                                                        -----------         -----------

         Total stockholders' equity ............................            296,927             397,440
                                                                        -----------         -----------

         Total liabilities and stockholders' equity ............        $   410,934         $   538,442
                                                                        ===========         ===========


     See accompanying Notes to Condensed Consolidated Financial Statements

                      CDSI HOLDINGS INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                              -------------------------------
                                                                Three Months Ended March 31,
                                                              -------------------------------
                                                                  2000                1999
                                                              -------------------------------
Revenues .............................................        $    71,983         $   111,088

Cost and expenses:
     Cost of revenues ................................             55,910              83,323
     Research and development ........................             12,616              38,443
     Sales and marketing .............................             16,122             101,348
     Amortization of intangible assets ...............              2,963              26,638
     General and administrative ......................             87,785             578,333
                                                              -----------         -----------
                                                                  175,396             828,085
                                                              -----------         -----------

Operating loss .......................................           (103,413)           (716,997)
                                                              -----------         -----------

Other income (expense):
     Interest income .................................              3,062              20,868
     Interest expense ................................               (121)                 --
     Equity in loss of ThinkDirectMarketing.com ......                 --            (226,446)
                                                              -----------         -----------
                                                                    2,941            (205,578)
                                                              -----------         -----------

Net loss .............................................        $  (100,472)        $  (922,575)
                                                              ===========         ===========

Net loss per share (basic and diluted) ...............        $     (0.03)        $     (0.30)
                                                              ===========         ===========

Shares used in computing net loss per share ..........          3,120,000           3,120,000
                                                              ===========         ===========


     See accompanying Notes to Condensed Consolidated Financial Statements

                      CDSI HOLDINGS INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                        --------------------------------
                                                                          Three Months Ended March 31,
                                                                        --------------------------------
                                                                             2000              1999
                                                                        --------------------------------
Cash flows from operating activities:
   Net loss ....................................................        $  (100,472)        $  (922,575)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
     Depreciation ..............................................              1,350               7,500
     Amortization of intangible assets .........................              2,963              26,638
     Equity loss in ThinkDirectMarketing.com ...................                 --             226,446
     Provision for obsolescence of equipment ...................             10,000                  --
     Changes in assets and liabilities:
        Accounts receivable ....................................              9,507              (4,241)
        Inventory ..............................................            (25,361)              8,329
        Machines held for sale or lease ........................                 --              (1,472)
        Prepaid expenses and other assets ......................            (10,234)             71,513
        Accounts payable and accrued expenses ..................            (26,592)            264,575
                                                                        -----------         -----------

Net cash used in operating activities ..........................           (138,839)           (323,287)
                                                                        -----------         -----------

Cash flows used in investing activities:
   Acquisition of property and equipment .......................               (900)            (23,519)
   Purchase of business ........................................                 --             (39,313)
                                                                        -----------         -----------

Net cash used in investing activities ..........................               (900)            (62,832)
                                                                        -----------         -----------

Cash flows from financing activities:
   Payment on note payable .....................................               (444)                 --
                                                                        -----------         -----------

Net cash used in financing activities ..........................               (444)                 --
                                                                        -----------         -----------

Net decrease in cash and cash equivalents ......................           (140,183)           (386,119)
Cash and cash equivalents at beginning of period ...............            346,107           1,888,813
                                                                        -----------         -----------

Cash and cash equivalents at end of period .....................        $   205,924         $ 1,502,694
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


(2)    PRINCIPLES OF REPORTING

       The financial statements of the Company as of March 31, 2000 presented herein have been prepared by the Company and are unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2000 and the results of operations and cash flows for all periods presented have been made. Results for the interim periods are not necessarily indicative of the results for the entire year.

       These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1999 included in the Company's Form 10-KSB, as amended, filed with the Securities and Exchange Commission (Commission File No. 0001-22563).

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

       The Company has accounted for its non-controlling interest in ThinkDirectMarketing.com using the equity basis of accounting since November 5, 1998. The Company's equity in ThinkDirectMarketing.com's losses for the three months ended March 31, 1999 has been adjusted to reflect the difference in the Company's contribution of its net assets to ThinkDirectMarketing.com and the fair value of those assets recorded by ThinkDirectMarketing.com. In the second quarter of 1999, the carrying value of the Company's investment in ThinkDirectMarketing.com was reduced to zero as the cumulative equity in ThinkDirectMarketing.com's losses exceeded the Company's investment in ThinkDirectMarketing.com of $635,798, which consisted of the initial carrying value of $535,798 and the $100,000 working capital loan to ThinkDirectMarketing.com. Since the Company has no intention or commitment to fund future ThinkDirectMarketing.com losses, commencing in the second quarter of 1999, the Company suspended recognizing its share of the additional losses of ThinkDirectMarketing.com.

       Summarized unaudited financial information for the three month period ended March 31, 1999 for ThinkDirectMarketing.com follows:

                                                          THREE MONTHS ENDED
                                                            MARCH 31, 1999
                                                            --------------
           Revenues.................................        $    14,567
           Costs and expenses.......................            661,616
           Interest income..........................              2,794
           Net loss.................................           (644,255)


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


 (6)   NET LOSS PER SHARE

       Basic loss per share of common stock is computed by dividing net loss applicable to common stockholders by the weighted average shares of common stock outstanding during the period (3,120,000 shares). Diluted per share results reflect the potential dilution from the exercise or conversion of securities into common stock.

       Stock options, warrants and contingent shares (both vested and non-vested) totaling 2,979,288 and 3,421,788 shares at March 31, 2000 and 1999, respectively, were excluded from the calculation of diluted per share results presented because their effect was anti-dilutive. Accordingly, diluted net loss per common share is the same as basic net loss per common share.

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

Year 2000 Costs

       The "Year 2000 issue" is the result of computer programs that were written using two digits rather than four digits to define the applicable year. If the Company or its affiliates' computer programs with date-sensitive functions are not Year 2000 compliant, they may recognize a date using "00" as the Year 1900 rather than the Year 2000. This could result in system failure or miscalculations causing disruption to operations, including, among other things, an inability to process transactions or engage in similar normal business activities. Published reports have stated that Year 2000 miscalculations could occur throughout the Year 2000. To date, neither the Company nor its affiliates have experienced any material disruptions to their business operations.

       The modifications for Year 2000 compliance by the Company and its affiliates were completed in 1999. However, the failure of external service providers to resolve their own processing issues in a timely manner could result in a material financial risk. To date, the Company is unaware of any incidents that have occurred where its external service providers were not Year 2000 complaint. Although the Company has confirmed that its service providers adequately addressed Year 2000 issues, there can be no complete assurance of success, or that interaction with other service providers will not impair the Company's or its affiliates' services.

                      CDSI HOLDINGS INC. AND SUBSIDIARIES


ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Results of Operations

         For the three months ended March 31, 2000 and 1999, the results of operations of CDS, our primary operating unit, were as follows:

                                                        ------------------------------
                                                          Three months ended March 31,
                                                        ------------------------------
                                                            2000               1999
                                                        ------------------------------
       CDS

       Revenues................................         $  71,983           $  111,088
       Cost of revenues........................            55,910               83,323
       Research and development................            12,616               38,443
       Sales and marketing.....................            16,122              101,348
       Amortization of intangible assets.......             2,963               26,638
       General and administrative..............            74,498              301,672
                                                        ---------           ----------
            Total expenses.....................           162,109              551,424
                                                        ---------           ----------
       Operating loss..........................         $ (90,126)          $ (440,336)
                                                        =========           ==========

       Corporate and other

       Revenues................................         $      --           $       --
       General and administrative..............            13,287              276,661
                                                        ---------           ----------
            Total expenses.....................            13,287              276,661
                                                        ---------           ----------
       Operating loss..........................         $ (13,287)          $ (276,661)
                                                        =========           ==========

       CDS

       Revenues. CDS had revenues of $71,983 and $111,088 for the three months ended March 31, 2000 and 1999, respectively. The revenues in the 2000 period resulted from the following: $1,102 machine leases, $8,162 machine sales and $62,719 from sales of cigarettes. In February 2000, the Company terminated all operations relating to marketing and leasing the Coinexx Star 10 inventory control system, leaving the cigarette vending route as the only current source of revenue for CDS and the Company. The 1999 revenues resulted from the following: $6,448 machine leases, $11,220 machine sales and $93,420 from the sales of cigarettes. CDS acquired substantially all of the assets of TD Rowe Corporation's New York state cigarette vending route in December 1998.

       Cost of Revenues. Cost of revenues of $55,910 and $83,323 for CDS for the three months ended March 31, 2000 and 1999, respectively, consisted primarily of costs of cigarettes of $45,825 and $69,231. Cost of sales also included warehouse expenses and shipping of machines held for lease. CDS depreciated its machines held for lease over five years once the asset was placed in service.

                      CDSI HOLDINGS INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


       Sales and Marketing Expenses. Sales and marketing expenses for CDS were $16,122 and $101,348 for the three months ended March 31, 2000 and 1999, respectively. The expenses consisted principally of personnel costs and expenses associated with trade shows in 1999. The expenses decreased significantly in 2000 due to the Company's decision terminate all operations relating to marketing and leasing the Coinexx Star 10 inventory control system.

       General and Administrative Expenses. General and administrative expenses for CDS were $74,498 and $301,672 for the three months ended March 31, 2000 and 1999, respectively. The CDS expenses consisted principally of payroll, consulting and office expenses. The expenses in 1999 also included severance charges associated with the termination of an executive of $105,951. The expenses decreased significantly in 2000 due to the Company's decision to terminate all operations relating to marketing and leasing the Coinexx Star 10 inventory control system.


       CORPORATE AND OTHER

       Expenses associated with corporate activities were $13,287 for the three months ended March 31, 2000, as compared to $276,661 for the same period in the prior year. The decrease was primarily due to amounts accrued for the settlement of a lawsuit and associated legal fees and expenses in 1999. The balance of the expenses was primarily associated with costs necessary to maintain a public company.

       OTHER INCOME (EXPENSE)

       Interest and other income was $3,062 for the three months ended March 31, 2000, compared to $20,868 for the three months ended March 31, 1999. The decrease is principally related to lower balances in cash and cash equivalents in 2000. The Company recorded an equity loss in ThinkDirectMarketing.com of $226,446 for the three months ended March 31, 1999. The amount represented 42.5% of ThinkDirectMarketing.com's operating loss of $532,813 for the three months ended March 31, 1999.

Liquidity and Capital Resources

       The Company has limited available cash, limited cash flow, limited liquid assets and no credit facilities. The Company has not been able to generate sufficient cash from operations and, as a consequence, financing has been required to fund ongoing operations. Since completion of the Company's initial public offering of its common stock (the "IPO") in May 1997, the Company has primarily financed its operations with the net proceeds of the IPO. The funds were used to complete the introduction of the PC411 Service over the Internet, to expand marketing, sales and advertising, to develop or acquire new services or databases, and for general corporate purposes.

       Cash used for operations for the three months ended March 31, 2000 and 1999 was $138,839 and $323,287, respectively. The decrease is primarily due to a decreased net loss of $822,103 offset by decreased non-cash charges in 1999 related primarily to equity loss in ThinkDirectMarketing.com of $226,446 and higher accrued expenses of $291,167 recorded in 1999.

                      CDSI HOLDINGS INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


       Cash used in investing activities was $62,832 for the three months ended March 31, 1999. Cash used in investing activities for the 1999 period resulted primarily from acquisition of substantially all of the assets of TD Rowe Corporation's New York state cigarette vending route, including vending machines, for $59,250. CDS paid $39,250 of the purchase price in the first quarter of 1999. CDS amortizes the costs of the vending route over an estimated useful life of five years.

       Our capital expenditures of $23,519 for the three months ended March 31, 1999 consisted primarily of the purchase of a booth for trade shows and a vehicle. Our capital expenditures of $900 for the three months ended March 31, 2000 consisted primarily of the purchase of office equipment. The Company does not expect significant capital expenditures during the year ended December 31, 2000.

       At March 31, 2000, the Company had cash and cash equivalents of $205,924 (approximately $150,000 at May 12, 2000). The Company does not currently have any commitments for any additional financing, and there can be no assurance that any such commitments can be obtained. Any additional equity financing may be dilutive to its existing stockholders, and debt financing, if available, may involve pledging some or all of its assets and may contain restrictive covenants with respect to raising future capital and other financial and operational matters.

       Inflation and changing prices had no material impact on revenues or the results of operations for the three months ended March 31, 2000 and 1999.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

       The Company and its representatives may from time to time make oral or written "forward-looking statements" within the meaning of the Private Securities Reform Act of 1995 (the "Reform Act"), including any statements that may be contained in the foregoing "Management's Discussion and Analysis of Financial Condition and Results of Operations", in this report and in other filings with the Securities and Exchange Commission and in its reports to stockholders, which represent the Company's expectations or beliefs with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties and, in connection with the "safe-harbor" provisions of the Reform Act, the Company has identified under "Risk Factors" in Item 1 of the Company's Form 10-KSB for the year ended December 31, 1999 filed with the Securities and Exchange Commission and in this section important factors that could cause actual results to differ materially from those contained in any forward-looking statements made by or on behalf of the Company.

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

                      CDSI HOLDINGS INC. AND SUBSIDIARIES

                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

                27       Financial Data Schedule (for SEC use only).

         (b) Reports on Form 8-K

                      Date                 Items          Financial Statements

                  March 6, 2000             5, 7                  None

                                   SIGNATURE


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         CDSI HOLDINGS INC.
                                         (Registrant)



Date:    May 12, 2000                    By: /s/ J. Bryant Kirkland III
                                             -------------------------------
                                             J. Bryant Kirkland III
                                             Vice President, Treasurer
                                             and Chief Financial Officer
                                             (Duly Authorized Officer and
                                               Chief Accounting Officer)