Form 10QSB
period 2000-06-30
CDSI HOLDINGS INC
filed 2000-08-14
CIK 1023994

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

YES [X] NO [ ]

     AS OF AUGUST 11, 2000, THERE WERE OUTSTANDING 3,120,000 SHARES OF THE ISSUER'S COMMON STOCK, $.01 PAR VALUE.

================================================================================

                               CDSI HOLDINGS INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                TABLE OF CONTENTS


                                                                                        PAGE
                                                                                        ----
PART I. FINANCIAL INFORMATION
Item 1.             Condensed Consolidated Financial Statements (Unaudited):

                    Condensed Consolidated Balance Sheets as of June 30, 2000
                        and December 31, 1999.........................................    3

                    Condensed Consolidated Statements of Operations for the
                        three months and six months ended June 30, 2000 and
                        1999..........................................................    4

                    Condensed Consolidated Statements of Cash Flows for the
                        six months ended June 30, 2000 and 1999.......................    5

                    Notes to the Condensed Quarterly Consolidated Financial
                        Statements....................................................    6

Item 2.             Management's Discussion and Analysis of Financial
                        Condition and Results of Operations...........................    9


PART II. OTHER INFORMATION

Item 6.             Exhibits and Reports on Form 8-K..................................   14

SIGNATURE.............................................................................   15


                               CDSI HOLDINGS INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                              -----------     -----------
                                                                June 30,      December 31,
                                                                 2000            1999
                                                              -----------     -----------
                                ASSETS:
Current assets:
    Cash and cash equivalents ............................    $   210,680     $   346,107
    Accounts receivable ..................................            889           9,507
    Inventory ............................................         39,829          34,727
    Prepaid expenses and other current assets ............         41,598          32,092
                                                              -----------     -----------

         Total current assets ............................        292,996         422,433

    Property and equipment, net ..........................         30,213          52,013
    Other assets .........................................         18,505          18,505
    Intangible assets, net ...............................             --          45,491
                                                              -----------     -----------

         Total assets ....................................    $   341,714     $   538,442
                                                              ===========     ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current portion of note payable ......................    $     3,039     $     2,496
    Accounts payable and accrued expenses ................        104,269         128,791
                                                              -----------     -----------

         Total current liabilities .......................        107,308         131,287
                                                              -----------     -----------

Note payable .............................................          8,094           9,755

Commitments and contingencies ............................             --              --

Stockholders' equity:
    Preferred stock, $.01 par value. Authorized 5,000,000
       shares; no shares issued and outstanding ..........             --              --
    Common stock, $.01 par value. Authorized 25,000,000
       shares; 3,120,000 shares issued and outstanding ...         31,200          31,200
    Additional paid-in capital ...........................      8,209,944       8,209,944
    Accumulated deficit ..................................     (8,014,832)     (7,843,744)
                                                              -----------     -----------

         Total stockholders' equity ......................        226,312         397,440
                                                              -----------     -----------

         Total liabilities and stockholders' equity ......    $   341,714     $   538,442
                                                              ===========     ===========


      See accompanying Notes to Condensed Consolidated Financial Statements

                               CDSI HOLDINGS INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                      -------------------------       --------------------------
                                                          Three Months Ended               Six Months Ended
                                                      -------------------------       --------------------------
                                                       June 30,        June 30,        June 30,        June 30,
                                                         2000            1999            2000            1999
                                                     -----------     -----------     -----------     -----------
Revenues ........................................    $   105,047     $    94,288     $   177,030     $   205,376

Cost and expenses:
     Cost of revenues ...........................         94,573          88,867         150,483         172,190
     Research and development ...................             --          30,010          12,616          68,453
     Sales and marketing ........................          6,458         141,462          22,580         242,810
     Amortization of intangible assets ..........         42,528         373,617          45,491         396,979
     General and administrative .................         34,060         220,643         121,845         802,252
                                                     -----------     -----------     -----------     -----------
                                                         177,619         854,599         353,015       1,682,684
                                                     -----------     -----------     -----------     -----------

Operating loss ..................................        (72,572)       (760,311)       (175,985)     (1,477,308)
                                                     -----------     -----------     -----------     -----------

Other income (expense):
     Interest and other income ..................          2,130          12,682           5,192          33,550
     Interest expense ...........................           (174)             --            (295)             --
     Equity in loss of ThinkDirectMarketing.com .             --        (275,478)             --        (501,924)
                                                     -----------     -----------     -----------     -----------

                                                           1,956        (262,796)          4,897        (468,374)
                                                     -----------     -----------     -----------     -----------

Net loss ........................................    $   (70,616)    $(1,023,107)    $  (171,088)    $(1,945,682)
                                                     ===========     ===========     ===========     ===========

Net loss per share (basic and diluted) ..........    $     (0.02)    $     (0.33)    $     (0.05)    $     (0.62)
                                                     ===========     ===========     ===========     ===========

Shares used in computing net loss per share .....      3,120,000       3,120,000       3,120,000       3,120,000
                                                     ===========     ===========     ===========     ===========


      See accompanying Notes to Condensed Consolidated Financial Statements

                               CDSI HOLDINGS INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                       ---------------------------
                                                            Six Months Ended
                                                       ---------------------------
                                                         June 30,        June 30,
                                                           2000            1999
                                                       -----------     -----------
Cash flows from operating activities:
   Net loss .......................................    $  (171,088)    $(1,945,682)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
     Depreciation .................................          2,700          17,043
     Amortization of intangible assets ............         45,491         396,979
     Equity loss in ThinkDirectMarketing.com ......             --         501,924
     Provision for obsolescence of equipment ......         20,000              --
     Changes in assets and liabilities:
        Accounts receivable .......................          8,618           1,263
        Purchase of machines held for sale or lease             --          (8,216)
        Inventory .................................         (5,102)         10,664
        Prepaid expenses and other current assets .         (9,506)         21,502
        Accounts payable and accrued expenses .....        (24,522)         77,980
                                                       -----------     -----------

Net cash used in operating activities .............       (133,409)       (926,543)
                                                       -----------     -----------

Cash flows used in investing activities:
   Issuance of loan to ThinkDirectMarketing.com ...             --        (100,000)
   Acquisition of business ........................             --         (39,313)
   Acquisition of property and equipment ..........           (900)        (45,469)
                                                       -----------     -----------

Net cash flows used in investing activities .......           (900)       (184,782)
                                                       -----------     -----------

Cash flows used in financing activities:
   Payments on note payable .......................         (1,118)             --
                                                       -----------     -----------

Net cash flows used in financing activities .......         (1,118)             --
                                                       -----------     -----------

Net decrease in cash ..............................       (135,427)     (1,111,325)
Cash and cash equivalents at beginning of period ..        346,107       1,888,813
                                                       -----------     -----------

Cash and cash equivalents at end of period ........    $   210,680     $   777,488
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

(2)    PRINCIPLES OF REPORTING

       The financial statements of the Company as of June 30, 2000 presented herein have been prepared by the Company and are unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2000 and the results of operations and cash flows for all periods presented have been made. Results for the interim periods are not necessarily indicative of the results for the entire year.

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

                       CDSI HOLDINGS INC. AND SUBSIDIARIES

                                   (UNAUDITED)

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

       In 1998, CDS acquired substantially all of the assets of TD Rowe Corporation's New York state cigarette vending route, including vending machines, for $59,250. CDS paid $20,000 in 1998 and the remaining $39,250 in the first quarter of 1999. CDS amortized the costs of the vending route over an estimated useful life of five years. In the second quarter of 2000, based on the results of the vending route and future projections of its fair market value, the Company expensed the remaining unamortized acquisition costs of $40,488.

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

                       CDSI HOLDINGS INC. AND SUBSIDIARIES

                                   (UNAUDITED)


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

       The Company has accounted for its non-controlling interest in ThinkDirectMarketing.com using the equity basis of accounting since November 5, 1998. The Company's equity in ThinkDirectMarketing.com's losses for the three and six months ended June 30, 1999 was adjusted to reflect the difference in the Company's contribution of its net assets to ThinkDirectMarketing.com and the fair value of those assets recorded by ThinkDirectMarketing.com. In the second quarter of 1999, the carrying value of the Company's investment in ThinkDirectMarketing.com was reduced to zero as the cumulative equity in ThinkDirectMarketing.com's losses exceeded the Company's investment in ThinkDirectMarketing.com of $635,798, which consisted of the initial carrying value of $535,798 and the $100,000 working capital loan to ThinkDirectMarketing.com. Since the Company has no intention or commitment to fund future ThinkDirectMarketing.com losses, commencing in the second quarter of 1999, the Company suspended recognizing its share of the additional losses of ThinkDirectMarketing.com.

       Summarized financial information for the three and six month periods ended June 30, 1999 for DAMI follows:

                                   THREE MONTHS ENDED         SIX MONTHS ENDED
                                     JUNE 30, 1999              JUNE 30, 1999
                                   ------------------         ----------------

       Revenues..................      $   11,085             $      25,652
       Costs and expenses........         777,047                 1,438,663
       Interest income...........               2                     2,796
       Net loss..................        (765,960)               (1,410,215)

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

       Stock options, warrants and contingent shares (both vested and non-vested) totaling 2,979,288 and 3,421,788 shares at June 30, 2000 and 1999, respectively, were excluded from the calculation of diluted per share results presented because their effect was anti-dilutive. Accordingly, diluted net loss per common share is the same as basic net loss per common share.

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

       In 1998, CDS acquired substantially all of the assets of TD Rowe Corporation's New York state cigarette vending route, including vending machines, for $59,250. CDS paid $20,000 in 1998 and the remaining $39,250 in the first quarter of 1999. CDS amortized the costs of the vending route over an estimated useful life of five years. In the second quarter of 2000, based on the results of the vending route and future projections of its fair market value, the Company expensed the remaining unamortized acquisition costs of $40,488.

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

RESULTS OF OPERATIONS

         For the three and six months ended June 30, 2000 and 1999, the results of operations of CDS, the Company's primary operating unit, were as follows:

                                     ---------------------------     ---------------------------
                                     Three Months Ended June 30,      Six months ended June 30,
                                     ---------------------------     ---------------------------
                                         2000            1999            2000            1999
                                     -----------     -----------     -----------     -----------
CDS

Revenues ........................    $   105,047     $    94,288     $   177,030     $   205,376
Cost of revenues ................         94,573          88,867         150,483         172,190
Research and development ........             --          30,010          12,616          68,453
Sales and marketing .............          6,458         141,462          22,580         242,810
Amortization of intangible assets         42,528         373,617          45,491         396,979
General and administrative ......         31,251         205,386         105,749         510,334
                                     -----------     -----------     -----------     -----------
     Total expenses .............        174,810         839,342         336,919       1,390,766
                                     -----------     -----------     -----------     -----------
Operating loss ..................    $   (69,763)    $  (745,054)    $  (159,889)    $(1,185,390)
                                     ===========     ===========     ===========     ===========

CORPORATE AND OTHER

Revenues ........................    $        --     $        --     $        --     $        --
General and administrative ......          2,809          15,157          16,096         291,818
                                     -----------     -----------     -----------     -----------
     Total expenses .............          2,809          15,157          16,096         291,818
                                     -----------     -----------     -----------     -----------
Operating loss ..................    $    (2,809)    $   (15,157)    $   (16,096)    $  (291,818)
                                     ===========     ===========     ===========     -----------

CDS

         REVENUES. CDS had revenues of $105,047 and $177,030 for the three and six months ended June 30, 2000. The revenues for the three-month period resulted from sales of cigarettes. The revenues for the six-month period resulted from the following: $1,102 from machine leases, $8,162 from machine sales and $167,766 from the sales of cigarettes. In February 2000, the Company terminated all operations relating to marketing and leasing the Coinexx Star 10 inventory control system, leaving the vending route as the only current revenue for CDS and the Company. CDS acquired substantially all of the assets of TD Rowe Corporation's New York state cigarette vending route in December 1999.

         CDS had revenues of $94,288 and $205,376 for the three and six months ended June 30, 1999. The revenues for the three-month period resulted from the following: $9,066 from machine leases, $3,546 from machine sales and $81,676 from the sales of cigarettes. The revenues for the six-month period resulted from the following: $15,514 from machine leases, $14,766 from machine sales and $175,096 from the sales of cigarettes.

                       CDSI HOLDINGS INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

         COST OF REVENUES. Cost of revenues of $94,573 and $150,483 for CDS for the three and six months ended June 30, 2000, respectively, consisted primarily of costs of cigarettes of $94,573 and $140,398. Cost of revenues of $88,867 and $172,190 for CDS for the three and six months ended June 30, 1999, respectively, consisted primarily of costs of cigarettes of $67,876 and $137,107. Cost of revenues also included warehouse expenses and shipping of machines held for lease. CDS depreciated its machines held for lease over five years once the asset was placed in service.

         SALES AND MARKETING EXPENSES. Sales and marketing expenses for CDS were $6,458 and $22,580 for the three and six months ended June 30, 2000, respectively, as compared to $141,462 and $242,810 for the three and six months ended June 30, 1999, respectively. The expenses consisted principally of personnel costs and expenses associated with trade shows in 1999. The expenses decreased significantly in 2000 due to the Company's decision to terminate all operations relating to marketing and leasing the Coinexx Star 10 inventory control system.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for CDS were $31,251 and $105,749 for the three and six months ended June 30, 2000, respectively, as compared to $205,386 and $510,334 for the three and six months ended June 30, 1999, respectively. The expenses for the three and six months ended June 30, 2000 consisted primarily of payroll, consulting and office expenses.

         The expenses for the six-month period in 1999 also included severance charges associated with the termination of an executive of $105,951. The expenses decreased significantly in 2000 due to the Company's decision to terminate all operations relating to marketing and leasing the Coinexx Star 10 inventory control system.

         AMORTIZATION OF INTANGIBLE ASSETS. CDS amortized its intangible assets over a 60-month life. In the second quarter of 2000, based on the results of the vending route and future projections of its fair market value, the Company expensed the remaining unamortized acquisition costs of $40,488. In the second quarter of 1999, CDS wrote-off $340,017 of acquisition costs of the CDS business, which was based on the results of such business since the date of acquisition and future projections.

CORPORATE AND OTHER

         Expenses associated with corporate activities were $2,809 and $16,096 for the three and six months ended June 30, 2000, respectively, as compared to $15,157 and $291,818 for the same periods in the prior year. The decrease in 2000 was primarily due to amounts accrued for the settlement of a lawsuit and associated legal fees and expenses in 1999. The balance of the expenses were primarily associated with costs necessary to maintain a public company.

OTHER INCOME (EXPENSE)

         Interest and other income was $2,130 and $5,192 for the three and six months ended June 30, 2000, compared to $12,682 and $33,550 for the three and six months ended June 30, 1999. The decrease is principally related to lower balances of cash and cash equivalents in 2000. The Company recorded an equity loss in ThinkDirectMarketing.com of $275,478 and $501,924 for the three and six months ended June 30, 1999, respectively. Commencing in the second quarter of 1999, the carrying value of the Company's investment in ThinkDirectMarketing was reduced to zero, and the Company suspended recognizing its share of the additional losses of ThinkDirectMarketing.com.

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

         Cash used for operations for the six months ended June 30, 2000 and 1999 was $133,409 and $926,543, respectively. The decrease is primarily due to a decreased net loss of $1,774,594 offset by decreased non-cash charges in 1999 related primarily to equity loss in ThinkDirectMarketing.com of $501,924, lower amortization of intangible assets of $351,488 and higher accrued expenses of $102,502 recorded in 1999.

         Cash used in investing activities was $900 and $184,782 for the six months ended June 30, 2000 and 1999, respectively. Cash used in investing activities for the 1999 period resulted primarily from issuance of a loan to ThinkDirectMarkeing.com and the acquisition of substantially all of the assets of TD Rowe Corporation's New York state cigarette vending route, including vending machines, for $59,250. CDS paid $39,250 of the purchase price in the first quarter of 1999. CDS amortized the costs of the vending route over an estimated useful life of five years.

         Capital expenditures of $45,469 for the six months ended June 30, 1999 consisted primarily of the purchase of a booth for trade shows and a vehicle. Capital expenditures of $900 for the six months ended June 30, 2000 consisted primarily of the purchase of office equipment. The Company does not expect significant capital expenditures during the year ended December 31, 2000.

         At June 30, 2000, the Company had cash and cash equivalents of $210,680 (approximately $180,000 at August 11, 2000). The Company does not currently have any commitments for any additional financing, and there can be no assurance that any such commitments can be obtained. Any additional equity financing may be dilutive to its existing stockholders, and debt financing, if available, may involve pledging some or all of its assets and may contain restrictive covenants with respect to raising future capital and other financial and operational matters.

         Inflation and changing prices had no material impact on revenues or the results of operations for the six months ended June 30, 2000 and 1999.

         Management is currently evaluating alternatives to supplement the Company's present cash and cash equivalents to meet its liquidity requirements over the next twelve months. Such alternatives include seeking additional investors and/or lenders and disposing of the interest in ThinkDirectMarketing.com or CDS' cigarette vending route. Although there can be no assurance, the Company believes that it will be able to continue as a going concern for the next twelve months.

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

                       CDSI HOLDINGS INC. AND SUBSIDIARIES

                           PART II. OTHER INFORMATION

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         No securities of the Company which were not registered under the Securities Act of 1933, as amended, have been issued or sold by the Company during the six months ended June 30, 2000.

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

                                            CDSI HOLDINGS INC.
                                            (Registrant)

Date:    August 14, 2000                    By: /s/ J. BRYANT KIRKLAND III
                                               -------------------------------
                                               J. Bryant Kirkland III
                                               Vice President, Treasurer
                                               and Chief Financial Officer
                                               (Duly Authorized Officer and
                                               Chief Accounting Officer)