Form 10QSB
period 2000-09-30
CDSI HOLDINGS INC
filed 2000-11-14
CIK 1023994

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                        COMMISSION FILE NUMBER 0001-22563

                               CDSI HOLDINGS INC.
        -----------------------------------------------------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)


           DELAWARE                                        95-4463937
-------------------------------                      ----------------------
(STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NUMBER)


   100 S.E. SECOND STREET, 32ND FLOOR
                MIAMI, FL                                             33131
----------------------------------------                           ----------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                           (ZIP CODE)


                                 (305) 579-8000
                ------------------------------------------------
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)

         CHECK WHETHER THE ISSUER (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE EXCHANGE ACT DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
YES [X]   NO [ ]

         AS OF NOVEMBER 13, 2000, THERE WERE OUTSTANDING 3,120,000 SHARES OF THE ISSUER'S COMMON STOCK, $.01 PAR VALUE.


================================================================================

                               CDSI HOLDINGS INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                TABLE OF CONTENTS

       PART I. FINANCIAL INFORMATION

                                                                                 PAGE
                                                                                 ----
Item 1.    Condensed Consolidated Financial Statements (Unaudited):

           Condensed Consolidated Balance Sheets as of September 30,
               2000 and December 31, 1999....................................    3

           Condensed Consolidated Statements of Operations for the
               three months and nine months ended September 30,
               2000 and 1999.................................................    4

           Condensed Consolidated Statements of Cash Flows for the
               nine months ended September 30, 2000 and 1999.................    5

           Notes to the Condensed Consolidated Financial Statements..........    6

Item 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations...........................    10

       PART  II. OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds.........................    15

Item 6.    Exhibits and Reports on Form 8-K..................................    15

SIGNATURE....................................................................    16


                               CDSI HOLDINGS INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                  September 30,     December 31,
                                                                 ---------------- -----------------
                                                                      2000              1999
                                                                 ---------------- -----------------

                                      ASSETS:

      Current assets:
          Cash and cash equivalents ............................      $   234,838       $   346,107
          Accounts receivable ..................................               --             9,507
          Inventory ............................................           34,140            34,727
          Prepaid expenses and other current assets ............               --            32,092
                                                                      -----------       -----------

               Total current assets ............................          268,978           422,433

          Property and equipment, net ..........................           14,283            52,013
          Other assets .........................................           18,505            18,505
          Intangible assets, net ...............................               --            45,491
                                                                      -----------       -----------
               Total assets ....................................      $   301,766       $   538,442
                                                                      ===========       ===========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

      Current liabilities:
          Current portion of note payable ......................      $     2,855       $     2,496
          Accounts payable and accrued expenses ................           76,217           128,791
                                                                      -----------       -----------
               Total current liabilities .......................           79,072           131,287
                                                                      -----------       -----------

      Note payable .............................................            7,364             9,755

      Commitments and contingencies ............................               --                --

      Stockholders' equity:
          Preferred stock, $.01 par value.  Authorized 5,000,000
             shares; no shares issued and outstanding ..........               --                --
          Common stock, $.01 par value.  Authorized 25,000,000
             shares; 3,120,000 shares issued and outstanding ...           31,200            31,200
          Additional paid-in capital ...........................        8,209,944         8,209,944
          Accumulated deficit ..................................       (8,025,814)       (7,843,744)
                                                                      -----------       -----------

               Total stockholders' equity ......................          215,330           397,400
                                                                      -----------       -----------

               Total liabilities and stockholders' equity ......      $   301,766       $   538,442
                                                                      ===========       ===========




      See accompanying Notes to Condensed Consolidated Financial Statements

                               CDSI HOLDINGS INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                               Three Months Ended                   Nine Months Ended
                                                       ----------------- ----------------- ------------------ -----------------
                                                        September 30,     September 30,      September 30,     September 30,
                                                             2000              1999              2000               1999
                                                       ----------------- ----------------- ------------------ -----------------
      Revenues .............................         $    78,919          $   127,207          $   255,949          $   332,583

      Cost and expenses:
           Cost of revenues ................              69,331               98,636              219,814              270,826
           Research and development ........                  --               35,550               12,616              104,003
           Sales and marketing .............                  --              141,592               22,580              384,402
           Amortization of intangible assets                  --                1,081               45,491              398,060
           General and administrative ......              22,238               74,977              144,083              877,229
                                                     -----------          -----------          -----------          -----------
                                                          91,569              351,836              444,584            2,034,520
                                                     -----------          -----------          -----------          -----------
      Operating loss .......................             (12,650)            (224,629)            (188,635)          (1,701,937)
                                                     -----------          -----------          -----------          -----------

      Other income (expense):
           Interest and other income .......               1,818                6,965                7,010               40,515
           Interest expense ................                (150)                  --                 (445)                  --
           Equity in loss of
             ThinkDirectMarketing.com ......                  --                   --                   --             (501,924)
                                                     -----------          -----------          -----------          -----------
                                                           1,668                6,965                6,565             (461,409)
                                                     -----------          -----------          -----------          -----------
           Net loss ........................         $   (10,982)         $  (217,664)         $  (182,070)         $(2,163,346)
                                                     ===========          ===========          ===========          ===========
      Net loss per share (basic
           and diluted) ....................         $     (0.00)         $     (0.07)         $     (0.06)         $     (0.69)
                                                     ===========          ===========          ===========          ===========
      Shares used in computing net
           loss per share ..................           3,120,000            3,120,000            3,120,000            3,120,000
                                                     ===========          ===========          ===========          ===========










      See accompanying Notes to Condensed Consolidated Financial Statements

                               CDSI HOLDINGS INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                        Nine Months Ended
                                                                ----------------------------------
                                                                 September 30,     September 30,
                                                                      2000             1999
                                                                ----------------- ----------------
      Cash flows used in operating activities:
         Net loss ............................................      $(182,070)      $(2,163,346)
         Adjustments to reconcile net loss to net cash
          used in operating activities:
           Depreciation ......................................          3,771            27,421
           Amortization of intangible assets .................         45,491           398,060
           Equity in loss of ThinkDirectMarketing.com ........             --           501,924
           Provision for obsolescence of equipment ...........         20,000                --
           Gain on sale of assets ............................         (2,141)               --
           Changes in assets and liabilities:
              Accounts receivable ............................          9,507           (13,743)
              Purchase of machines held for lease ............             --           (11,193)
              Inventory ......................................            587             2,788
              Prepaid expenses and other current assets ......         32,092            51,166
              Accounts payable and accrued expenses ..........        (52,574)            8,108
                                                                    ---------       -----------
      Net cash used in operating activities ..................       (125,337)       (1,198,815)
                                                                    ---------       -----------

      Cash flows provided from (used in) investing activities:
         Decrease in restricted assets .......................             --            30,000
         Issuance of loan to ThinkDirectMarketing.com ........             --          (100,000)
         Acquisition of business .............................             --           (39,378)
         Sale of property and equipment ......................         17,000                --
         Acquisition of property and equipment ...............           (900)          (47,761)
                                                                    ---------       -----------
      Net cash flows provided from (used in)
         investing activities ................................         16,100          (157,139)
                                                                    ---------       -----------
      Cash flows used in financing activities:
         Payments on note payable ............................         (2,032)               --
                                                                    ---------       -----------
      Net cash flows used in financing activities ............         (2,032)               --
                                                                    ---------       -----------
      Net decrease in cash ...................................       (111,269)       (1,355,954)
      Cash and cash equivalents at beginning of period .......        346,107         1,888,813
                                                                    ---------       -----------
      Cash and cash equivalents at end of period .............      $ 234,838       $   532,859
                                                                    =========       ===========









      See accompanying Notes to Condensed Consolidated Financial Statements

                       CDSI HOLDINGS INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)      BUSINESS AND ORGANIZATION

       CDSI Holdings Inc. (the "Company" or "CDSI") was incorporated in Delaware on December 29, 1993. On January 12, 1999, the Company's stockholders voted to change the corporate name of the Company from PC411, Inc. to CDSI Holdings Inc. Prior to May 8, 1998, the Company's principal business was an on-line electronic delivery information service that transmits name, address, telephone number and other related information digitally to users of personal computers (the "PC411 Service"). On May 8, 1998, the Company acquired Controlled Distribution Systems, Inc. ("CDS", formerly known as Coinexx Corporation), a company engaged in the marketing and leasing of an inventory control system (the "Coinexx Star 10") for tobacco products. In February 2000, CDSI announced CDS will no longer actively engage in the business of marketing and leasing an inventory control system for tobacco products. In October 2000, CDS sold the assets of its cigarette vending route, the only current source of revenue for the Company.

       The Company intends to seek new Internet-related or other business opportunities. As the Company has only limited cash resources, the Company's ability to complete any acquisition or investment opportunities it may identify will depend on its ability to raise additional financing, as to which there can be no assurance. As of the date of this report, the Company has not identified any potential acquisition or investment. There can be no assurance that the Company will successfully identify, complete or integrate any future acquisition or investment, or that acquisitions or investments, if completed, will contribute favorably to its operations and future financial condition.

(2)    PRINCIPLES OF REPORTING

       The financial statements of the Company as of September 30, 2000 presented herein have been prepared by the Company and are unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2000 and the results of operations and cash flows for all periods presented have been made. Results for the interim periods are not necessarily indicative of the results for the entire year.

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

       In February 2000, CDSI announced CDS would no longer actively engage in the business of marketing and leasing an inventory control system for tobacco products. CDSI determined that CDS could not generate sufficient revenues from the sale and leasing of the Coinexx Star 10 to justify continuation of the business. The Company did not receive any material proceeds from the disposition of the assets of the business.

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

       On October 5, 2000, CDS completed the sale to Gutlove and Shirvint Inc. ("Gutlove") of the assets of its cigarette vending route, including vending machines and a van. The purchase price for the vending route, which is primarily located in New York state, was $34,140 in cash and the assumption of a $10,219 note secured by the van. The cash portion of the purchase price was based on the cigarette and coin inventory of the vending route at the open of business on October 2, 2000, and was paid $29,140 on October 5, 2000 with the remaining $5,000 to be paid by December 1, 2000.

                       CDSI HOLDINGS INC. AND SUBSIDIARIES

                                   (UNAUDITED)


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

       From July 1999 to September 2000, ThinkDirectMarketing.com issued approximately $4,000,000 of convertible notes and warrants to purchase ThinkDirectMarketing.com preferred stock. In connection with such issuances, Mr. Eaker and Acxiom have agreed to extend the maturity of their working capital lines from June 30, 1999 to December 31, 2001 and have received warrants to purchase preferred shares. The Eaker and Acxiom working capital lines are also convertible into ThinkDirectMarketing.com preferred stock. The Company agreed in July 1999 to extend the maturity of its working capital line from June 30, 1999 to August 31, 1999 and was released from any further obligation to fund additional amounts under the working capital line.

       In October 2000, ThinkDirectMarketing.com and VoyagerIT.com PLC ("VoyagerIT.com") entered into an agreement where VoyagerIT.com purchased shares of convertible preferred stock for $1,000,000 and agreed to purchase $4,000,000 of convertible notes the "Notes") on various dates between November 10, 2000 and June 8, 2001. ThinkDirectMarketing.com's management has informed the Company that VoyagerIT.com completed its first scheduled purchase of $360,000 of the Notes on November 10, 2000. ThinkDirectMarketing.com granted VoyagerIT.com an option to acquire the remaining shares of ThinkDirectMarketing.com's stock for $20 million, subject to downward adjustment if certain targets related to revenue, subscriptions, number of clients, expenses and net income are not met on or before October 31, 2001 (which may be extended under certain circumstances to March 31, 2002).

       In connection with such agreements, the Company agreed to extend the maturity of its working capital line from August 31, 1999 until the earlier of June 8, 2001 or the date on which VoyagerIT.com does not close on any of its scheduled purchases of the Notes. The Company's interest in ThinkDirectMarketing.com would decrease to approximately 5.9% assuming the conversion and exercise of all notes and warrants issued in the above transactions.

       ThinkDirectMarketing.com has incurred significant losses and negative cash flow since its inception and currently has only limited cash resources. ThinkDirectMarketing.com requires a significant amount of additional capital to continue its operations and to develop its business. No assurance can be given that VoyagerIT.com will complete the

                       CDSI HOLDINGS INC. AND SUBSIDIARIES

                                   (UNAUDITED)


       purchase of the Notes or exercise its option to acquire
       ThinkDirectmarketing.com or that ThinkDirectMarketing.com will achieve the targets stated in the option agreement. As a result, there is a substantial risk that ThinkDirectMarketing.com will not be able to raise sufficient additional capital to continue its operations.

       The Company has accounted for its non-controlling interest in ThinkDirectMarketing.com using the equity basis of accounting since November 5, 1998. The Company's equity in ThinkDirectMarketing.com's losses for the three and nine months ended September 30, 1999 was adjusted to reflect the difference in the Company's contribution of its net assets to ThinkDirectMarketing.com and the fair value of those assets recorded by ThinkDirectMarketing.com. In the second quarter of 1999, the carrying value of the Company's investment in ThinkDirectMarketing.com was reduced to zero as the cumulative equity in ThinkDirectMarketing.com's losses exceeded the Company's investment in ThinkDirectMarketing.com of $635,798, which consisted of the initial carrying value of $535,798 and the $100,000 working capital loan to ThinkDirectMarketing.com. Since the Company has no intention or commitment to fund future ThinkDirectMarketing.com losses, commencing in the second quarter of 1999, the Company suspended recognizing its share of the additional losses of ThinkDirectMarketing.com.

       Summarized financial information for the three and nine month periods ended September 30, 1999 for ThinkDirectMarketing.com follows:

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

       Stock options, warrants and contingent shares (both vested and non-vested) totaling 2,979,288 and 3,421,788 shares at September 30, 2000 and 1999, respectively, were excluded from the calculation of diluted per share results presented because their effect was anti-dilutive. Accordingly, diluted net loss per common share is the same as basic net loss per common share.

                       CDSI HOLDINGS INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

         The Company owns 100% of the issued and outstanding shares of common stock of CDS and an approximate 5.9% interest on a fully diluted basis in ThinkDirectMarketing.com. In February 2000, the Company terminated all operations relating to marketing and leasing the Coinexx Star 10 inventory control system. In October 2000, CDS sold the assets of its cigarette vending route, the only current source of revenue for CDS and the Company.

         The Company intends to seek new Internet-related businesses or other business opportunities. As the Company has only limited cash resources, the Company's ability to complete any acquisition or investment opportunities it may identify will depend on its ability to raise additional financing, as to which there can be no assurance. As of the date of this report, the Company has not identified any potential acquisition or investment. There can be no assurance that the Company will successfully identify, complete or integrate any future acquisition or investment, or that acquisitions or investments, if completed, will contribute favorably to its operations and future financial condition.

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

        On October 5, 2000, CDS completed the sale to Gutlove of the assets of its cigarette vending route, including vending machines and a van. The purchase price for the vending route, which is primarily located in New York state, was $34,140 in cash and the assumption of a $10,219 note secured by the van. The cash portion of the purchase price was based on the cigarette and coin inventory of the vending route at the open of business on October 2, 2000, and was paid $29,140 on October 5, 2000 with the remaining $5,000 to be paid by December 1, 2000.

                       CDSI HOLDINGS INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


THINKDIRECTMARKETING.COM

         On November 5, 1998, the Company contributed substantially all the non-cash assets and certain liabilities related to its on-line electronic delivery information service to ThinkDirectMarketing.com. See Note 4 to the financial statements for additional information concerning the Company's investment in ThinkDirectMarketing.com.

         The Company's interest in ThinkDirectMarketing.com is accounted for using the equity method of accounting. Commencing in the second quarter of 1999, the carrying value of the Company's investment in ThinkDirectMarketing.com was reduced to zero, and the Company suspended recognizing its share of the additional losses of ThinkDirectMarketing.com.

RESULTS OF OPERATIONS

         For the three and nine months ended September 30, 2000 and 1999, the results of operations of CDS, the Company's primary operating unit, were as follows:

                                         Three Months Ended               Nine Months Ended
                                           September 30,                    September 30,
                                       ------------------------       ---------------------------
                                         2000            1999            2000              1999
                                       --------       ---------       ---------       -----------
      CDS

      Revenues ..................      $ 78,919       $ 127,207       $ 255,949       $   332,583

      Cost of sales .............        69,331          98,636         219,814           270,826
      Research and development ..            --          35,550          12,616           104,003
      Sales and marketing .......            --         141,592          22,580           384,402
      Amortization of intangibles            --           1,081          45,491           398,060
      General and administrative          6,619          55,746         112,368           566,180
                                       --------       ---------       ---------       -----------
           Total expenses .......        75,950         332,605         412,869         1,723,471
                                       --------       ---------       ---------       -----------
      Operating income (loss) ...      $  2,969       $(205,398)      $(156,920)      $(1,390,888)
                                       ========       =========       =========       ===========

      CORPORATE AND OTHER
      Revenues ..................      $     --       $      --       $      --       $        --
      General and administrative         15,619          19,231          31,715           311,049
                                       --------       ---------       ---------       -----------
           Total expenses .......        15,619          19,231          31,715           311,049
                                       --------       ---------       ---------       -----------
      Operating loss ............      $(15,619)      $ (19,231)      $ (31,715)      $  (311,049)
                                       ========       =========       =========       ===========


CDS

         REVENUES. CDS had revenues of $78,919 and $255,949 for the three and nine months ended September 30, 2000. The revenues for the three-month period resulted from sales of cigarettes. The revenues for the nine-month period resulted from the following: $1,102 from machine leases, $8,162 from machine

                       CDSI HOLDINGS INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


sales and $246,685 from the sales of cigarettes. In February 2000, the Company terminated all operations relating to marketing and leasing the Coinexx Star 10 inventory control system. On October 5, 2000, CDS completed the sale to Gutlove of the assets of the cigarette vending route, including vending machines and a van.

         CDS had revenues of $127,207 and $332,583 for the three and nine months ended September 30, 1999. The revenues for the three-month period resulted from the following: $12,681 from machine leases, $10,923 from machine sales and $103,603 from the sales of cigarettes. The revenues for the nine-month period resulted from the following: $28,195 from machine leases, $25,689 from machine sales and $278,699 from the sales of cigarettes.

         COST OF REVENUES. Cost of revenues of $69,331 and $219,814 for CDS for the three and nine months ended September 30, 2000, respectively, consisted primarily of costs of cigarettes of $69,331 and $209,729. Cost of revenues of $98,636 and $270,826 for CDS for the three and nine months ended September 30, 1999, respectively, consisted primarily of costs of cigarettes of $73,211 and $210,318. Cost of revenues also included warehouse expenses and shipping of machines held for lease. CDS depreciated its machines held for lease over five years once the asset was placed in service.

         SALES AND MARKETING EXPENSES. Sales and marketing expenses for CDS were $0 and $22,580 for the three and nine months ended September 30, 2000, respectively, as compared to $141,592 and $384,402 for the three and nine months ended September 30, 1999, respectively. The expenses consisted principally of personnel costs and expenses associated with trade shows in 1999. The expenses decreased significantly in 2000 due to the Company's decision to terminate all operations relating to marketing and leasing the Coinexx Star 10 inventory control system.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for CDS were $6,619 and $112,368 for the three and nine months ended September 30, 2000, respectively, as compared to $55,746 and $566,180 for the three and nine months ended September 30, 1999, respectively. The expenses for the three and nine months ended September 30, 2000 consisted primarily of payroll, consulting and office expenses.

         The expenses for the nine-month period in 1999 also included severance charges associated with the termination of an executive of $105,951. The expenses decreased significantly in 2000 due to the Company's decision to terminate all operations relating to marketing and leasing the Coinexx Star 10 inventory control system.

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

CORPORATE AND OTHER

         Expenses associated with corporate activities were $15,619 and $31,715 for the three and nine months ended September 30, 2000, respectively, as compared to $19,231 and $311,049 for the same periods in the prior year. The decrease in 2000 was primarily due to amounts accrued for the settlement of a lawsuit and associated legal fees and expenses in 1999. The balance of the expenses were primarily associated with costs necessary to maintain a public company.

OTHER INCOME (EXPENSE)

         Interest and other income was $1,818 and $7,010 for the three and nine months ended September 30, 2000, compared to $6,965 and $40,515 for the three and nine months ended September 30, 1999. The decrease is principally related to

                       CDSI HOLDINGS INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


lower balances of cash and cash equivalents in 2000. The Company recorded an equity loss in ThinkDirectMarketing.com of $501,924 for the nine months ended September 30, 1999. Commencing in the second quarter of 1999, the carrying value of the Company's investment in ThinkDirectMarketing was reduced to zero, and the Company suspended recognizing its share of the additional losses of ThinkDirectMarketing.com.

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

         Cash used for operations for the nine months ended September 30, 2000 and 1999 was $125,337 and $1,198,815, respectively. The decrease is primarily due to a decreased net loss of $1,981,276 offset by decreased non-cash charges in 1999 related primarily to equity loss in ThinkDirectMarketing.com of $501,924 and lower amortization of intangible assets of $352,569.

         Cash provided from investing activities was $16,100 for the nine months ended September 30, 2000 versus cash used in investing activities of $157,139 for the nine months ended September 30, 1999, respectively. Cash provided from investing activities for the 2000 period resulted primarily from the sale of equipment at CDS' headquarters of $17,000. Cash used in investing activities for the 1999 period resulted primarily from issuance of a loan to ThinkDirectMarkeing.com and the acquisition of substantially all of the assets of TD Rowe Corporation's New York state cigarette vending route, including vending machines, for $59,250. CDS paid $39,250 of the purchase price in the first quarter of 1999. On October 5, 2000, CDS completed the sale to Gutlove of the assets of its cigarette vending route, including vending machines and a van.

         Capital expenditures of $47,761 for the nine months ended September 30, 1999 consisted primarily of the purchase of a booth for trade shows and a vehicle. Capital expenditures of $900 for the nine months ended September 30, 2000 consisted primarily of the purchase of office equipment. The Company does not expect significant capital expenditures during the year ended December 31, 2000.

         At September 30, 2000, the Company had cash and cash equivalents of $234,838 (approximately $250,000 at November 10, 2000). The Company does not currently have any commitments for any additional financing, and there can be no assurance that any such commitments can be obtained. Any additional equity financing may be dilutive to its existing stockholders, and debt financing, if available, may involve pledging some or all of its assets and may contain restrictive covenants with respect to raising future capital and other financial and operational matters.

         Inflation and changing prices had no material impact on revenues or the results of operations for the nine months ended September 30, 2000 and 1999.

         Management is currently evaluating alternatives to supplement the Company's present cash and cash equivalents to meet its liquidity requirements over the next twelve months. Such alternatives include seeking additional investors and/or lenders and disposing of its interest in ThinkDirectMarketing.com. Although there can be no assurance, the Company believes that it will be able to continue as a going concern for the next twelve months.

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

                       CDSI HOLDINGS INC. AND SUBSIDIARIES

                           PART II. OTHER INFORMATION

Item 2   CHANGES IN SECURITIES AND USE OF PROCEEDS

         No securities of the Company which were not registered under the Securities Act of 1933, as amended, have been issued or sold by the Company during the nine months ended September 30, 2000.

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

                                         CDSI HOLDINGS INC.
                                         (Registrant)



Date:    November 13, 2000          By:  /s/ J. BRYANT KIRKLAND III
                                         -------------------------------------
                                               J. Bryant Kirkland III
                                               Vice President, Treasurer
                                               and Chief Financial Officer
                                               (Duly Authorized Officer and
                                                  Chief Accounting Officer)