Form 10QSB
period 2001-03-31
CDSI HOLDINGS INC
filed 2001-05-15
CIK 1023994

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

         AS OF MAY 11, 2001, THERE WERE OUTSTANDING 3,120,000 SHARES OF THE ISSUER'S COMMON STOCK, $.01 PAR VALUE.


================================================================================

                       CDSI HOLDINGS INC. AND SUBSIDIARIES
                         QUARTERLY REPORT ON FORM 10-QSB
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                TABLE OF CONTENTS


                                                                         PAGE
                                                                         ----
PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited):

        Condensed Consolidated Balance Sheets as of March 31,
            2001 and December 31, 2000.................................    3

        Condensed Consolidated Statements of Operations for
            the three months ended March 31, 2001 and 2000.............    4

        Condensed Consolidated Statements of Cash Flows for
            the three months ended March 31, 2001 and 2000.............    5

        Notes to Condensed Consolidated Quarterly Financial
            Statements  ...............................................    6

Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations........................    10


PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K...............................    14

SIGNATURE.............................................................     15

                       CDSI HOLDINGS INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                 MARCH 31,       DECEMBER 31,
                                                               -----------      -------------
                                                                   2001              2000
                                                               -----------       -----------
                                ASSETS:

Current assets:
    Cash and cash equivalents ...........................      $   210,633       $   253,187
                                                               -----------       -----------

         Total current assets ...........................          210,633           253,187

    Other assets ........................................           18,505            18,505
                                                               -----------       -----------

         Total assets ...................................      $   229,138       $   271,692
                                                               ===========       ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued expenses ...............      $    46,406       $    72,632
                                                               -----------       -----------

         Total current liabilities ......................           46,406            72,632
                                                               -----------       -----------

Commitments and contingencies ...........................               --                --

Stockholders' equity:
    Preferred stock, $.01 par value. Authorized 5,000,000
       shares; no shares issued and outstanding .........               --                --
    Common stock, $.01 par value. Authorized 25,000,000
       shares; 3,120,000 shares issued and outstanding ..           31,200            31,200
    Additional paid-in capital ..........................        8,209,944         8,209,944
    Accumulated deficit .................................       (8,058,412)       (8,042,084)
                                                               -----------       -----------

         Total stockholders' equity .....................          182,732           199,060
                                                               -----------       -----------

         Total liabilities and stockholders' equity .....      $   229,138       $   271,692
                                                               ===========       ===========





      See accompanying Notes to Condensed Consolidated Financial Statements

                       CDSI HOLDINGS INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                 THREE MONTHS ENDED MARCH 31,
                                                 -----------------------------
                                                     2001              2000
                                                 -----------       -----------

Revenues ..................................      $        --       $    71,983

Cost and expenses:
     Cost of revenues .....................               --            55,910
     Research and development .............               --            12,616
     Sales and marketing ..................               --            16,122
     Amortization of intangible assets ....               --             2,963
     General and administrative ...........           19,403            87,785
                                                 -----------       -----------
                                                      19,403           175,396
                                                 -----------       -----------

Operating loss ............................          (19,403)         (103,413)
                                                 -----------       -----------

Other income (expense):
     Interest income ......................            3,075             3,062
     Interest expense .....................               --              (121)
                                                 -----------       -----------
                                                       3,075             2,941
                                                 -----------       -----------

Net loss ..................................      $   (16,328)      $  (100,472)
                                                 ===========       ===========

Net loss per share (basic and diluted) ....      $     (0.01)      $     (0.03)
                                                 ===========       ===========

Shares used in computing net loss per share        3,120,000         3,120,000
                                                 ===========       ===========






      See accompanying Notes to Condensed Consolidated Financial Statements

                       CDSI HOLDINGS INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                   THREE MONTHS ENDED MARCH 31,
                                                   ----------------------------
                                                       2001            2000
                                                    ---------       ----------

Cash flows from operating activities:

   Net loss ....................................    $ (16,328)      $(100,472)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
     Depreciation ..............................           --           1,350
     Amortization of intangible assets .........           --           2,963
     Provision for obsolescence of equipment ...           --          10,000
     Changes in assets and liabilities:
        Accounts receivable ....................           --           9,507
        Inventory ..............................           --         (25,361)
        Machines held for sale or lease ........           --
        Prepaid expenses and other assets ......           --         (10,234)
        Accounts payable and accrued expenses ..      (26,226)        (26,592)
                                                    ---------       ---------

Net cash used in operating activities ..........      (42,554)       (138,839)
                                                    ---------       ---------

Cash flows used in investing activities:

   Acquisition of property and equipment .......           --            (900)
   Purchase of business ........................           --              --
                                                    ---------       ---------

Net cash used in investing activities ..........           --            (900)
                                                    ---------       ---------

Cash flows from financing activities:

   Payment on note payable .....................           --            (444)
                                                    ---------       ---------

Net cash used in financing activities ..........           --            (444)
                                                    ---------       ---------

Net decrease in cash and cash equivalents ......      (42,554)       (140,183)
Cash and cash equivalents at beginning of period      253,187         346,107
                                                    ---------       ---------

Cash and cash equivalents at end of period .....    $ 210,633       $ 205,924
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

(2)    PRINCIPLES OF REPORTING

       The financial statements of the Company as of March 31, 2001 presented herein have been prepared by the Company and are unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2001 and the results of operations and cash flows for all periods presented have been made. Results for the interim periods are not necessarily indicative of the results for the entire year.

       These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2000 included in the Company's Form 10-KSB filed with the Securities and Exchange Commission (Commission File No. 0001-22563).

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

       On October 5, 2000, CDS completed the sale to Gutlove and Shirvint Inc. ("Gutlove") of the assets of its cigarette vending route, including vending machines and a van. The purchase price for the vending route, which is primarily located in New York state, was $34,140 in cash and the assumption of a $10,219 note secured by the van. The cash portion of the purchase price was based on the cigarette and coin inventory of the vending route at the open of business on October 2, 2000, and was paid $29,140 on October 5, 2000 with the remaining $5,000 paid on December 1, 2000.

(4)    THINKDIRECTMARKETING TRANSACTION

       On November 5, 1998, the Company contributed the non-cash assets and certain liabilities of the PC411 Service to ThinkDirectMarketing Inc. (formerly known as Digital Asset Management, Inc.). ThinkDirectMarketing was organized by Dean Eaker, the former President, Chief Executive Officer and director of the Company, and Edward Fleiss, the former Vice President and Chief Technology Officer of the Company, to continue to operate and develop the PC411 Service. The Company received 1,250 shares of preferred stock representing an initial 42.5% interest in ThinkDirectMarketing in exchange for the contribution of the PC411 Service's net assets. Acxiom Corporation ("Acxiom") purchased preferred stock representing a 42.5% interest in ThinkDirectMarketing for

                       CDSI HOLDINGS INC. AND SUBSIDIARIES

                                   (UNAUDITED)

       $1,250,000 and initially designated a majority of the Board of Directors of ThinkDirectMarketing. ThinkDirectMarketing's management, including Messrs. Eaker and Fleiss, held an initial 15% interest in ThinkDirectMarketing with options which would have increased their ownership position to 50% upon satisfaction of operational and financial benchmarks over a three-year period. The Company's carrying value in the net assets contributed to ThinkDirectMarketing totaled $73,438. The Company recorded $462,360 as a capital contribution in connection with the transaction, which represented the Company's 42.5% interest in the capital raised by ThinkDirectMarketing in excess of the carrying value of the Company's net assets contributed to ThinkDirectMarketing. The Company agreed, under certain conditions, to fund up to $200,000 of an $800,000 working capital line to be provided to ThinkDirectMarketing by Acxiom, the Company and Dean Eaker. The Company funded $100,000 of the working capital line in the second quarter of 1999.

       From July 1999 to September 2000, ThinkDirectMarketing issued approximately $3,112,000 of convertible notes and warrants to purchase ThinkDirectMarketing preferred stock. In connection with such issuances, Mr. Eaker and Acxiom have agreed to extend the maturity of their working capital lines from June 30, 1999 to December 31, 2001 and have received warrants to purchase preferred shares. The Eaker and Acxiom working capital lines are also convertible into ThinkDirectMarketing preferred stock. The Company agreed in July 1999 to extend the maturity of its working capital line from June 30, 1999 to August 31, 1999 and was released from any further obligation to fund additional amounts under the working capital line.

       In October 2000, ThinkDirectMarketing and VoyagerIT.com PLC ("VoyagerIT.com") entered into an agreement where VoyagerIT.com purchased shares of convertible preferred stock for $1,000,000 (the "VoyagerIT.com Preferred Stock") and agreed to purchase $4,000,000 of convertible notes the "Notes") on various dates between November 10, 2000 and June 8, 2001. ThinkDirectMarketing's management has informed the Company that VoyagerIT.com has completed its scheduled purchases of $3,110,000 of the Notes through April 2001. In connection with the completion of VoyagerIT.com's scheduled purchase of the Notes in February 2001, ThinkDirectMarketing converted $3,312,000 of its notes into various classes of preferred stock ranking pari passu with CDSI's preferred stock. At April 30, 2001, the aggregate stated liquidation preference of ThinkDirectMarketing's preferred stock was $6,852,000, of which $1,250,000 was owned by CDSI. Also, at April 30, 2001, ThinkDirectMarketing had notes payable due to CDSI, Acxiom and VoyagerIT.com of $100,000, $400,000 and $3,110,000, respectively. In connection with the agreement to purchase the VoyagerIT.com Preferred Stock and the Notes, ThinkDirectMarketing granted VoyagerIT.com an option to acquire the remaining shares of ThinkDirectMarketing's stock for $20 million, subject to downward adjustment if certain targets related to revenue, subscriptions, number of clients, expenses and net income are not met on or before October 31, 2001 (which may be extended under certain circumstances to March 31, 2002).

       In connection with such agreements, the Company agreed to extend the maturity of its working capital line from August 31, 1999 until the earlier of June 8, 2001 or the date on which VoyagerIT.com does not close on any of its scheduled purchases of the Notes. The Company's interest in ThinkDirectMarketing would decrease to approximately 6% assuming the conversion and exercise of all notes and warrants issued in the above transactions.

       ThinkDirectMarketing has incurred significant losses and negative cash flow since its inception and currently has only limited cash resources. ThinkDirectMarketing requires a significant amount of additional capital to continue its operations and to develop its business. No assurance can be given that VoyagerIT.com will complete the purchase of the Notes or exercise its option to acquire ThinkDirectmarketing or that

                       CDSI HOLDINGS INC. AND SUBSIDIARIES

                                   (UNAUDITED)

       ThinkDirectMarketing will achieve the targets stated in the option agreement. As a result, there is a substantial risk that ThinkDirectMarketing will not be able to raise sufficient additional capital to continue its operations.

       The Company has accounted for its non-controlling interest in ThinkDirectMarketing using the equity basis of accounting since November 5, 1998. The Company's equity in ThinkDirectMarketing's losses for the year ended December 31, 1999 was adjusted to reflect the difference in the Company's contribution of its net assets to ThinkDirectMarketing and the fair value of those assets recorded by ThinkDirectMarketing. In the second quarter of 1999, the carrying value of the Company's investment in ThinkDirectMarketing was reduced to zero as the cumulative equity in ThinkDirectMarketing's losses exceeded the Company's investment in ThinkDirectMarketing of $635,798, which consisted of the initial carrying value of $535,798 and the $100,000 working capital loan to ThinkDirectMarketing. Since the Company has no intention or commitment to fund future ThinkDirectMarketing losses, commencing in the second quarter of 1999, the Company suspended recognizing its share of the additional losses of ThinkDirectMarketing.

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

       Stock options and warrants (both vested and non-vested) totaling 2,979,288 shares at March 31, 2001 and 2000, respectively, were excluded from the calculation of diluted per share results presented because their effect was anti-dilutive. Accordingly, diluted net loss per common share is the same as basic net loss per common share.

                       CDSI HOLDINGS INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        The Company owns 100% of the issued and outstanding shares of common stock of CDS and an approximate 6% interest on a fully diluted basis in ThinkDirectMarketing. In February 2000, the Company terminated all operations relating to marketing and leasing the Coinexx Star 10 inventory control system. In October 2000, CDS sold the assets of its cigarette vending route, the only current source of revenue for CDS and the Company.

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

                               CDSI HOLDINGS INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


        On October 5, 2000, CDS completed the sale to Gutlove of the assets of its cigarette vending route, including vending machines and a van. The purchase price for the vending route, which is primarily located in New York state, was $34,140 in cash and the assumption of a $10,219 note secured by the van. The cash portion of the purchase price was based on the cigarette and coin inventory of the vending route at the open of business on October 2, 2000, and was paid $29,140 on October 5, 2000 with the remaining $5,000 paid on December 1, 2000.

THINKDIRECTMARKETING

        On November 5, 1998, the Company contributed substantially all the non-cash assets and certain liabilities related to its on-line electronic delivery information service to ThinkDirectMarketing. See Note 4 to the financial statements for additional information concerning the Company's investment in ThinkDirectMarketing.

         The Company's interest in ThinkDirectMarketing is accounted for using the equity method of accounting. Commencing in the second quarter of 1999, the carrying value of the Company's investment in ThinkDirectMarketing was reduced to zero, and the Company suspended recognizing its share of the additional losses of ThinkDirectMarketing.

RESULTS OF OPERATIONS

        For the three months ended March 31, 2001 and 2000, the results of operations of CDS, our primary operating unit, were as follows:

                                           THREE MONTHS ENDED MARCH 31,
                                           -----------------------------
                                              2001              2000
                                           ----------       ------------
      CDS

      Revenues ........................      $     --       $  71,983
      Cost of revenues ................            --          55,910
      Research and development ........            --          12,616
      Sales and marketing .............            --          16,122
      Amortization of intangible assets            --           2,963
      General and administrative ......            --          74,498
                                             --------       ---------
           Total expenses .............            --         162,109
                                             --------       ---------
      Operating loss ..................      $     --       $ (90,126)
                                             ========       =========
      CORPORATE AND OTHER

      Revenues ........................      $     --       $      --
      General and administrative ......        19,403          13,287
                                             --------       ---------
           Total expenses .............        19,403          13,287
                                             --------       ---------
      Operating loss ..................      $(19,403)      $ (13,287)
                                             ========       =========

                               CDSI HOLDINGS INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


        CDS

        REVENUES. CDS had revenues of $71,983 for the three months ended March 31, 2000. The revenues resulted from the following: $1,102 machine leases, $8,162 machine sales and $62,719 from sales of cigarettes.

        COST OF REVENUES. Cost of revenues of $55,910 for CDS for the three months ended March 31, 2000 consisted primarily of costs of cigarettes of $45,825. Cost of sales also included warehouse expenses and shipping of machines held for lease. CDS depreciated its machines held for lease over five years once the asset was placed in service.

        SALES AND MARKETING EXPENSES. Sales and marketing expenses for CDS were $16,122 for the three months ended March 31, 2000. The expenses consisted principally of personnel costs.

        GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for CDS were $74,498 for the three months ended March 31, 2000. The CDS expenses consisted principally of payroll, consulting and office expenses.

        CORPORATE AND OTHER

        Expenses associated with corporate activities were $19,403 for the three months ended March 31, 2001, as compared to $13,287 for the same period in the prior year. The increase was primarily due to the costs necessary to maintain a public company.

        OTHER INCOME (EXPENSE)

        Interest income was $3,075 for the three months ended March 31, 2001, compared to $3,062 for the three months ended March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

        The Company has limited available cash, limited cash flow, limited liquid assets and no credit facilities. The Company has not been able to generate sufficient cash from operations and, as a consequence, financing has been required to fund ongoing operations. Since completion of the Company's initial public offering of its common stock (the "IPO") in May 1997, the Company has primarily financed its operations with the net proceeds of the IPO. The funds were used to complete the introduction of the PC411 Service over the Internet, to expand marketing, sales and advertising, to develop or acquire new services or databases, to acquire CDS and for general corporate purposes.

        Cash used for operations for the three months ended March 31, 2001 and 2000 was $42,554 and $138,839, respectively. The decrease is primarily due to a decreased net loss of $84,144.

        Our capital expenditures of $900 for the three months ended March 31, 2000 consisted primarily of the purchase of office equipment. The Company does not expect significant capital expenditures during the year ended December 31, 2001.

                               CDSI HOLDINGS INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


        At March 31, 2001, the Company had cash and cash equivalents of $210,633 (approximately $190,000 at May 11, 2001). The Company does not currently have any commitments for any additional financing, and there can be no assurance that any such commitments can be obtained. Any additional equity financing may be dilutive to its existing stockholders, and debt financing, if available, may involve pledging some or all of its assets and may contain restrictive covenants with respect to raising future capital and other financial and operational matters.

        Inflation and changing prices had no material impact on revenues or the results of operations for the three months ended March 31, 2001 and 2000.

        Management is currently evaluating alternatives to supplement the Company's present cash and cash equivalents to meet its liquidity requirements over the next twelve months. Such alternatives include seeking additional investors and/or lenders and disposing of the interest in ThinkDirectMarketing. Although there can be no assurance, the Company believes that it will be able to continue as a going concern for the next twelve months.

        The Company or its affiliates, including New Valley, may, from time to time, based upon present market conditions, purchase shares of the Common Stock in the open market or in privately negotiated transactions.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        The Company and its representatives may from time to time make oral or written "forward-looking statements" within the meaning of the Private Securities Reform Act of 1995 (the "Reform Act"), including any statements that may be contained in the foregoing "Management's Discussion and Analysis of Financial Condition and Results of Operations", in this report and in other filings with the Securities and Exchange Commission and in its reports to stockholders, which represent the Company's expectations or beliefs with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties and, in connection with the "safe-harbor" provisions of the Reform Act, the Company has identified under "Risk Factors" in Item 1 of the Company's Form 10-KSB for the year ended December 31, 2000 filed with the Securities and Exchange Commission and in this section important factors that could cause actual results to differ materially from those contained in any forward-looking statements made by or on behalf of the Company.

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

                None

         (b) REPORTS ON FORM 8-K

                None

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     CDSI HOLDINGS INC.
                                     (Registrant)



Date:    May 11, 2001                By:   /s/ J. BRYANT KIRKLAND III
                                           ------------------------------------
                                           J. Bryant Kirkland III
                                           Vice President, Treasurer
                                           and Chief Financial Officer
                                           (Duly Authorized Officer and
                                              Chief Accounting Officer)