Form 10QSB
period 2001-06-30
CDSI HOLDINGS INC
filed 2001-08-14
CIK 1023994

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

     AS OF AUGUST 13, 2001, THERE WERE OUTSTANDING 3,120,000 SHARES OF THE ISSUER'S COMMON STOCK, $.01 PAR VALUE.

================================================================================

                               CDSI HOLDINGS INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                TABLE OF CONTENTS



                                                                                          PAGE
                                                                                          ----

       PART I. FINANCIAL INFORMATION

Item 1.             Condensed Consolidated Financial Statements (Unaudited):

                    Condensed Consolidated Balance Sheets as of June 30, 2001
                        and December 31, 2000.........................................    2

                    Condensed Consolidated Statements of Operations for the
                        three months and six months ended June 30, 2001 and
                        2000..........................................................    3

                    Condensed Consolidated Statements of Cash Flows for the
                        six months ended June 30, 2001 and 2000.......................    4

                    Notes to the Condensed Quarterly Consolidated Financial               5
                        Statements....................................................

Item 2.             Management's Discussion and Analysis of Financial
                        Condition and Results of Operations...........................    10


       PART  II. OTHER INFORMATION

Item 6.             Exhibits and Reports on Form 8-K..................................    15

SIGNATURE...........................................................................      16


                               CDSI HOLDINGS INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                  June 30,        December 31,
                                                                    2001              2000
                                                                -----------       -----------

                                ASSETS:

Current assets:
    Cash and cash equivalents ............................      $   287,713       $   253,187
                                                                -----------       -----------

         Total current assets ............................          287,713           253,187

    Other assets .........................................           18,505            18,505
                                                                -----------       -----------

         Total assets ....................................      $   306,218       $   271,692
                                                                ===========       ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued expenses ................      $    37,831       $    72,632
                                                                -----------       -----------

         Total current liabilities .......................           37,831            72,632
                                                                -----------       -----------

Commitments and contingencies ............................               --                --

Stockholders' equity:
    Preferred stock, $.01 par value.  Authorized 5,000,000
       shares; no shares issued and outstanding ..........               --                --
    Common stock, $.01 par value. Authorized 25,000,000
       shares; 3,120,000 shares issued and outstanding ...           31,200            31,200
    Additional paid-in capital ...........................        8,209,944         8,209,944
    Accumulated deficit ..................................       (7,972,757)       (8,042,084)
                                                                -----------       -----------

         Total stockholders' equity ......................          268,387           199,060
                                                                -----------       -----------

         Total liabilities and stockholders' equity ......      $   306,218       $   271,692
                                                                ===========       ===========











      See accompanying Notes to Condensed Consolidated Financial Statements

                               CDSI HOLDINGS INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                                Three Months Ended                 Six Months Ended
                                                          -----------------------------       -----------------------------
                                                            June 30,          June 30,          June 30,          June 30,
                                                              2001              2000              2001              2000
                                                          -----------       -----------       -----------       -----------
Revenues ...........................................      $        --       $   105,047       $        --       $   177,030

Cost and expenses:
     Cost of revenues ..............................               --            94,573                --           150,483
     Research and development ......................               --                --                --            12,616
     Sales and marketing ...........................               --             6,458                --            22,580
     Amortization of intangible assets .............               --            42,528                --            45,491
     General and administrative ....................           16,278            34,060            35,681           121,845
                                                          -----------       -----------       -----------       -----------
                                                               16,278           177,619            35,681           353,015
                                                          -----------       -----------       -----------       -----------
Operating loss .....................................          (16,278)          (72,572)          (35,681)         (175,985)
                                                          -----------       -----------       -----------       -----------
Other income (expense):
     Interest and other income .....................            1,933             2,130             5,008             5,192
     Interest expense ..............................               --              (174)               --              (295)
     Payment of note receivable from
       ThinkDirectMarketing ........................          100,000                --           100,000                --
                                                          -----------       -----------       -----------       -----------
                                                              101,933             1,956           105,008             4,897
                                                          -----------       -----------       -----------       -----------
Net income (loss) ..................................      $    85,655       $   (70,616)      $    69,327       $  (171,088)
                                                          ===========       ===========       ===========       ===========
Net income (loss) per share (basic and diluted) ....      $      0.03       $     (0.02)      $      0.02       $     (0.05)
                                                          ===========       ===========       ===========       ===========
Shares used in computing net income (loss) per share        3,120,000         3,120,000         3,120,000         3,120,000
                                                          ===========       ===========       ===========       ===========








      See accompanying Notes to Condensed Consolidated Financial Statements

                               CDSI HOLDINGS INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                    Six Months Ended
                                                               -------------------------
                                                                 June 30,       June 30,
                                                                  2001            2000
                                                               ---------       ---------
Cash flows from operating activities:
   Net income (loss) ....................................      $  69,327       $(171,088)
   Adjustments to reconcile net loss to net cash
    Used in operating activities:
     Depreciation .......................................             --           2,700
     Amortization of intangible assets ..................             --          45,491
     Payment of note receivable from ThinkDirectMarketing       (100,000)             --
     Provision for obsolescence of equipment ............             --          20,000
     Changes in assets and liabilities:
        Accounts receivable .............................             --           8,618
        Inventory .......................................             --          (5,102)
        Prepaid expenses and other current assets .......             --          (9,506)
        Accounts payable and accrued expenses ...........        (34,801)        (24,522)
                                                               ---------       ---------
Net cash used in operating activities ...................        (65,474)       (133,409)
                                                               ---------       ---------
Cash flows used in investing activities:
   Payment of note receivable from ThinkDirectMarketing .        100,000              --
   Acquisition of property and equipment ................             --            (900)
                                                               ---------       ---------
Net cash flows used in investing activities .............        100,000            (900)
                                                               ---------       ---------
Cash flows used in financing activities:
   Payments on note payable .............................             --          (1,118)
                                                               ---------       ---------
Net cash flows used in financing activities .............             --          (1,118)
                                                               ---------       ---------
Net increase (decrease) in cash .........................         34,526        (135,427)
Cash and cash equivalents at beginning of period ........        253,187         346,107
                                                               ---------       ---------
Cash and cash equivalents at end of period ..............      $ 287,713       $ 210,680
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

(2)    PRINCIPLES OF REPORTING

       The financial statements of the Company as of June 30, 2001 presented herein have been prepared by the Company and are unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2001 and the results of operations and cash flows for all periods presented have been made. Results for the interim periods are not necessarily indicative of the results for the entire year.

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

(4)    THINKDIRECTMARKETING TRANSACTION

       On November 5, 1998, the Company contributed the non-cash assets and certain liabilities of the PC411 Service to ThinkDirectMarketing Inc. (formerly known as Digital Asset Management,

                       CDSI HOLDINGS INC. AND SUBSIDIARIES

                                   (UNAUDITED)

       Inc.). ThinkDirectMarketing was organized by Dean Eaker, the former President, Chief Executive Officer and director of the Company, and Edward Fleiss, the former Vice President and Chief Technology Officer of the Company, to continue to operate and develop the PC411 Service. The Company received 1,250 shares of preferred stock representing an initial 42.5% interest in ThinkDirectMarketing in exchange for the contribution of the PC411 Service's net assets. Acxiom Corporation ("Acxiom") purchased preferred stock representing a 42.5% interest in ThinkDirectMarketing for $1,250,000 and initially designated a majority of the Board of Directors of ThinkDirectMarketing. ThinkDirectMarketing's management, including Messrs. Eaker and Fleiss, held an initial 15% interest in ThinkDirectMarketing with options which would have increased their ownership position to 50% upon satisfaction of operational and financial benchmarks over a three-year period. The Company's carrying value in the net assets contributed to ThinkDirectMarketing totaled $73,438. The Company recorded $462,360 as a capital contribution in connection with the transaction, which represented the Company's 42.5% interest in the capital raised by ThinkDirectMarketing in excess of the carrying value of the Company's net assets contributed to ThinkDirectMarketing. The Company agreed, under certain conditions, to fund up to $200,000 of an $800,000 working capital line to be provided to ThinkDirectMarketing by Acxiom, the Company and Dean Eaker. The Company funded $100,000 of the working capital line in the second quarter of 1999.

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

       In October 2000, ThinkDirectMarketing and VoyagerIT.com PLC ("VoyagerIT.com") entered into an agreement where VoyagerIT.com purchased shares of convertible preferred stock for $1,000,000 (the "VoyagerIT.com Preferred Stock") and agreed to purchase $4,000,000 of convertible notes the "Notes") on various dates between November 10, 2000 and June 8, 2001. ThinkDirectMarketing's management has informed the Company that VoyagerIT.com has completed its scheduled purchases of $4,000,000 of the Notes. In connection with the completion of VoyagerIT.com's scheduled purchase of the Notes in February 2001, ThinkDirectMarketing converted $3,312,000 of its notes into various classes of preferred stock ranking pari passu with CDSI's preferred stock. At June 30, 2001, the aggregate stated liquidation preference of ThinkDirectMarketing's preferred stock was $6,852,000, of which $1,250,000 was owned by CDSI. Also, at June 30, 2001, ThinkDirectMarketing had notes payable due to Acxiom and VoyagerIT.com of $400,000 and $3,110,000, respectively. In connection with the agreement to purchase the VoyagerIT.com Preferred Stock and the Notes, ThinkDirectMarketing granted VoyagerIT.com an option to acquire the remaining shares of ThinkDirectMarketing's stock for $20 million, subject to downward adjustment if certain targets

                       CDSI HOLDINGS INC. AND SUBSIDIARIES

                                   (UNAUDITED)

       related to revenue, subscriptions, number of clients, expenses and net income are not met on or before October 31, 2001 (which may be extended under certain circumstances to March 31, 2002).

       In connection with such agreements, the Company agreed to extend the maturity of its working capital line from August 31, 1999 until the earlier of June 8, 2001 or the date on which VoyagerIT.com does not close on any of its scheduled purchases of the Notes. In June 2001, VoyagerIT.com completed its scheduled purchases and the Company's note receivable was repaid. The Company's interest in ThinkDirectMarketing would decrease to approximately 6% assuming the conversion and exercise of all notes and warrants issued in the above transactions.

       ThinkDirectMarketing has incurred significant losses and negative cash flow since its inception and currently has only limited cash resources. ThinkDirectMarketing requires a significant amount of additional capital to continue its operations and to develop its business. No assurance can be given that VoyagerIT.com will exercise its option to acquire ThinkDirectmarketing or that ThinkDirectMarketing will achieve the targets stated in the option agreement. As a result, there is a substantial risk that ThinkDirectMarketing will not be able to raise sufficient additional capital to continue its operations or, if ThinkDirectMarketing is able to raise additional capital that the Company's ownership percentage will be diluted.

       The Company has accounted for its non-controlling interest in ThinkDirectMarketing using the equity basis of accounting since November 5, 1998. The Company's equity in ThinkDirectMarketing's losses for the year ended December 31, 1999 was adjusted to reflect the difference in the Company's contribution of its net assets to ThinkDirectMarketing and the fair value of those assets recorded by ThinkDirectMarketing. In the second quarter of 1999, the carrying value of the Company's investment in ThinkDirectMarketing, including the $100,000 note receivable, was reduced to zero as the cumulative equity in ThinkDirectMarketing's losses exceeded the Company's investment in ThinkDirectMarketing of $635,798, which consisted of the initial carrying value of $535,798 and the $100,000 working capital loan to ThinkDirectMarketing. Since the Company has no intention or commitment to fund future ThinkDirectMarketing losses, commencing in the second quarter of 1999, the Company suspended recognizing its share of the additional losses of ThinkDirectMarketing. The Company recorded income of $100,000 in the second quarter in connection with the repayment of the $100,000 note receivable from ThinkDirectMarketing.

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

                       CDSI HOLDINGS INC. AND SUBSIDIARIES

                                   (UNAUDITED)

(6)    NET INCOME (LOSS) PER SHARE

       Basic income (loss) per share of common stock is computed by dividing net loss applicable to common stockholders by the weighted average shares of common stock outstanding during the period (3,120,000 shares). Diluted per share results reflect the potential dilution from the exercise or conversion of securities into common stock.

       Stock options and warrants (both vested and non-vested) totaling 2,979,288 shares at June 30, 2001 and 2000, respectively, were excluded from the calculation of diluted per share results presented because their effect was anti-dilutive. Accordingly, diluted net income (loss) per common share is the same as basic net loss per common share.

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

       The Company's interest in ThinkDirectMarketing is accounted for using the equity method of accounting. Commencing in the second quarter of 1999, the carrying value of the Company's investment in ThinkDirectMarketing was reduced to zero, and the Company suspended recognizing its share of the additional losses of ThinkDirectMarketing. In the second quarter of 2001, ThinkDirectMarketing repaid a $100,000 note receivable due to the Company. As a result, CDS recorded $100,000 of income associated with the repayment.

RESULTS OF OPERATIONS

         For the three and six months ended June 30, 2001 and 2000, the results of operations of CDS, the Company's primary operating unit, were as follows:


                                       Three Months Ended June 30,        Six Months Ended June 30,
                                       ---------------------------     ------------------------------
                                          2001            2000                  2001            2000
                                       ---------       ---------       ---------------       ---------
CDS

Revenues ........................      $      --       $ 105,047       $                     $ 177,030
Cost of revenues ................             --          94,573                    --         150,483
Research and development ........             --              --                    --          12,616
Sales and marketing .............             --           6,458                    --          22,580
Amortization of intangible assets             --          42,528                    --          45,491
General and administrative ......             --          31,251                    --         105,749
                                       ---------       ---------       ---------------       ---------
     Total expenses .............                        174,810                               336,919
                                       ---------       ---------       ---------------       ---------
Operating loss ..................      $               $ (69,763)      $                     $(159,889)
                                       =========       =========       ===============       =========


CORPORATE AND OTHER

Revenues ........................      $      --       $      --       $            --       $      --
General and administrative ......         16,278           2,809                35,681          16,096
                                       ---------       ---------       ---------------       ---------
     Total expenses .............         16,278           2,809                35,681          16,096
                                       ---------       ---------       ---------------       ---------
Operating loss ..................      $ (16,278)      $  (2,809)      $       (35,681)      $ (16,096)
                                       =========       =========       ===============       =========

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

         SALES AND MARKETING EXPENSES. Sales and marketing expenses for CDS were $6,458 and $22,580 for the three and six months ended June 30, 2000, respectively. The expenses consisted primarily of personnel costs.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for CDS were $31,251 and $105,749 for the three and six months ended June 30, 2000, respectively. The expenses consisted primarily of payroll, consulting and office expenses.

         AMORTIZATION OF INTANGIBLE ASSETS. CDS amortized its intangible assets over a 60-month life. In the second quarter of 2000, based on the results of the vending route and future projections of its fair market value, the Company expensed the remaining unamortized acquisition costs of $40,488.

CORPORATE AND OTHER

         Expenses associated with corporate activities were $16,278 and $35,681 for the three and six months ended June 30, 2001, respectively, as compared to $2,809 and $16,096 for the same periods in the prior year. The expenses were primarily associated with costs necessary to maintain a public company.

OTHER INCOME (EXPENSE)

         Interest and other income was $1,933 and $5,008 for the three and six months ended June 30, 2001, compared to $2,130 and $5,192 for the three and six months ended June 30, 2000. The decrease is principally related to lower interest rates in 2001 offset by higher cash balances. CDS recorded $100,000 in income in the second quarter of 2001 relating to the repayment of a loan receivable from ThinkDirectMarking. The carrying value of the loan had been reduced to zero in the second quarter of 1999 when CDS suspended recognizing its share of the additional losses of ThinkDirectMarketing.

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

         Cash used for operations for the six months ended June 30, 2001 and 2000 was $65,474 and $133,409, respectively. The decrease is primarily due to a decreased operating loss of $140,304 offset by lower amortization expense of $45,491.

         Capital expenditures of $900 for the six months ended June 30, 2000 consisted primarily of the purchase of office equipment. The Company does not expect significant capital expenditures during the year ended December 31, 2001.

         At June 30, 2001, the Company had cash and cash equivalents of $287,713. The Company does not currently have any commitments for any additional financing, and there can be no assurance that any such commitments can be obtained. Any additional equity financing may be dilutive to its existing stockholders, and debt financing, if available, may involve pledging some or all of its assets and may contain restrictive covenants with respect to raising future capital and other financial and operational matters.

         Inflation and changing prices had no material impact on revenues or the results of operations for the six months ended June 30, 2001 and 2000.

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

         ThinkDirectMarketing has incurred significant losses and negative cash flow since its inception and currently has only limited cash resources. ThinkDirectMarketing requires a significant amount of additional capital to continue its operations and to develop its business. As a result, there is a substantial risk that ThinkDirectMarketing will not be able to raise sufficient additional capital to continue its operations or, if ThinkDirectMarketing is able to raise additional capital that the Company's ownership percentage will be diluted.

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

                                         CDSI HOLDINGS INC.
                                         (Registrant)

Date: August 13, 2001                    By: /s/ J. BRYANT KIRKLAND III
                                             ----------------------------------
                                                 J. Bryant Kirkland III
                                                 Vice President, Treasurer
                                                 and Chief Financial Officer
                                                 (Duly Authorized Officer and
                                                    Chief Accounting Officer)