Form 10QSB
period 2001-09-30
CDSI HOLDINGS INC
filed 2001-11-14
CIK 1023994

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                        COMMISSION FILE NUMBER 0001-22563

                               CDSI HOLDINGS INC.
        (Exact name of small business issuer as specified in its charter)


            DELAWARE                                          95-4463937
 (State or Other Jurisdiction of                           (I.R.S. Employer
 Incorporation or Organization)                         Identification Number)


  100 S.E. Second Street, 32nd Floor
            Miami, FL                                            33131
Address of Principal Executive Offices)                        (Zip Code)


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

     AS OF NOVEMBER 14, 2001, THERE WERE OUTSTANDING 3,120,000 SHARES OF THE ISSUER'S COMMON STOCK, $.01 PAR VALUE.

================================================================================

                               CDSI HOLDINGS INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

                                                                           Page
                                                                           ----
Item 1.   Condensed Consolidated Financial Statements (Unaudited):

          Condensed Consolidated Balance Sheets as of September 30,
              2001 and December 31, 2000.................................   3

          Condensed Consolidated Statements of Operations for the
              three months and nine months ended September 30,
              2001 and 2000..............................................   4

          Condensed Consolidated Statements of Cash Flows for the
              nine months ended September 30, 2001 and 2000..............   5

          Notes to the Condensed Consolidated Financial
              Statements.................................................   6

Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations........................  11


PART  II. OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K...............................  16

SIGNATURE................................................................  17

                               CDSI HOLDINGS INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                                 September 30,       December 31,
                                                                      2001               2000
                                                                 ------------        ------------
                                ASSETS:
Current assets:
    Cash and cash equivalents ............................        $   277,731         $   253,187
                                                                  -----------         -----------

         Total current assets ............................            277,731             253,187

    Other assets .........................................             18,505              18,505
                                                                  -----------         -----------

         Total assets ....................................        $   296,236         $   271,692
                                                                  ===========         ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
    Accounts payable and accrued expenses ................        $    37,177         $    72,632
                                                                  -----------         -----------

         Total current liabilities .......................             37,177              72,632
                                                                  -----------         -----------

Commitments and contingencies ............................                 --                  --

Stockholders' equity:
    Preferred stock, $.01 par value.  Authorized 5,000,000
       shares; no shares issued and outstanding ..........                 --                  --
    Common stock, $.01 par value.  Authorized 25,000,000
       shares; 3,120,000 shares issued and outstanding ...             31,200              31,200
    Additional paid-in capital ...........................          8,209,944           8,209,944
    Accumulated deficit ..................................         (7,982,085)         (8,042,084)
                                                                  -----------         -----------

         Total stockholders' equity ......................            259,059             199,060
                                                                  -----------         -----------

         Total liabilities and stockholders' equity ......        $   296,236         $   271,692
                                                                  ===========         ===========





      See accompanying Notes to Condensed Consolidated Financial Statements

                              CDSI HOLDINGS INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                    Three Months Ended                      Nine Months Ended
                                             ---------------------------------       ---------------------------------
                                             September 30,       September 30,       September 30,       September 30,
                                                  2001               2000               2001                 2000
                                             ------------        ------------        ------------        ------------
Revenues .............................        $        --         $    78,919         $        --         $   255,949

Cost and expenses:
     Cost of revenues ................                 --              69,331                  --             219,814
     Research and development ........                 --                  --                  --              12,616
     Sales and marketing .............                 --                  --                  --              22,580
     Amortization of intangible assets                 --                  --                  --              45,491
     General and administrative ......             11,314              22,238              46,995             144,083
                                              -----------         -----------         -----------         -----------
                                                   11,314              91,569              46,995             444,584
                                              -----------         -----------         -----------         -----------

Operating loss .......................            (11,314)            (12,650)            (46,995)           (188,635)
                                              -----------         -----------         -----------         -----------

Other income (expense):
     Interest and other income .......              1,986               1,818               6,994               7,010
     Interest expense ................                 --                (150)                 --                (445)
     Payment of note receivable from
       ThinkDirectMarketing ..........                 --                  --             100,000                  --
                                              -----------         -----------         -----------         -----------
                                                    1,986               1,668             106,994               6,565
                                              -----------         -----------         -----------         -----------

     Net (loss) income ...............        $    (9,328)        $   (10,982)        $    59,999         $  (182,070)
                                              ===========         ===========         ===========         ===========

Net (loss) income per share (basic
     and diluted) ....................        $     (0.00)        $     (0.00)        $      0.02         $     (0.06)
                                              ===========         ===========         ===========         ===========

Shares used in computing net
     loss per share ..................          3,120,000           3,120,000           3,120,000           3,120,000
                                              ===========         ===========         ===========         ===========







      See accompanying Notes to Condensed Consolidated Financial Statements

                              CDSI HOLDINGS INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                         Nine Months Ended
                                                                                   -------------------------------
                                                                                   September 30,     September 30,
                                                                                       2001             2000
                                                                                   -------------     -------------
Cash flows used in operating activities:
   Net (loss) income.........................................................        $   59,999        $(182,070)
   Adjustments to reconcile net income (loss) to net cash
    used in operating activities:
     Depreciation ...........................................................               --             3,771
     Amortization of intangible assets ......................................               --            45,491
     Payment of note receivable from
       ThinkDirectMarketing .................................................         (100,000)               --
     Provision for obsolescence of equipment ................................               --            20,000
     Gain on sale of assets .................................................               --            (2,141)
     Changes in assets and liabilities:
        Accounts receivable .................................................               --             9,507
        Inventory ...........................................................               --               587
        Prepaid expenses and other current assets ...........................               --            32,092
        Accounts payable and accrued expenses ...............................          (35,455)          (52,574)
                                                                                     ---------         ---------

Net cash used in operating activities .......................................          (75,456)         (125,337)
                                                                                     ---------         ---------

Cash flows provided from investing activities:
   Payment of note receivable from
     ThinkDirectMarketing ...................................................          100,000                --
   Sale of property and equipment ...........................................               --            17,000
   Acquisition of property and equipment ....................................               --              (900)
                                                                                     ---------         ---------

Net cash flows provided from
   investing activities .....................................................          100,000            16,100
                                                                                     ---------         ---------
Cash flows used in financing activities:
   Payments on note payable .................................................               --            (2,032)
                                                                                     ---------         ---------

Net cash flows used in financing activities .................................               --            (2,032)
                                                                                     ---------         ---------

Net increase (decrease) in cash .............................................           24,544          (111,269)
Cash and cash equivalents at beginning of period ............................          253,187           346,107
                                                                                     ---------         ---------

Cash and cash equivalents at end of period ..................................        $ 277,731         $ 234,838
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

(2)    PRINCIPLES OF REPORTING

       The financial statements of the Company as of September 30, 2001 presented herein have been prepared by the Company and are unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2001 and the results of operations and cash flows for all periods presented have been made. Results for the interim periods are not necessarily indicative of the results for the entire year.

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

                       CDSI HOLDINGS INC. AND SUBSIDIARIES

                                   (Unaudited)


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

       In October 2000, ThinkDirectMarketing and Cater Barnard plc ("Cater Barnard", formerly known as VoyagerIT.com) entered into an agreement where Cater Barnard purchased shares of convertible preferred stock for $1,000,000 (the "Cater Barnard Preferred Stock") and agreed to purchase $4,000,000 of convertible notes (the "Notes") on various dates between November 10, 2000 and June 8, 2001. ThinkDirectMarketing's management has informed the Company that Cater Barnard completed its scheduled purchases of $4,000,000 of the Notes. In connection with the completion of Cater Barnard`s scheduled purchase of the Notes in February 2001, ThinkDirectMarketing converted $3,312,000 of its notes into various classes of preferred stock ranking pari passu with CDSI's preferred stock. At September 30, 2001, the aggregate stated liquidation preference of ThinkDirectMarketing's preferred stock was $6,852,000, of which $1,250,000 was owned by CDSI. Also, at September 30, 2001, ThinkDirectMarketing had notes payable due to Acxiom and Cater Barnard of $400,000 and $4,000,000 ("the Bridge Notes"), respectively.

       On October 16, 2001, Cater Barnard agreed to use its best efforts to fund an additional $1,250,000 to ThinkDirectMarketing by January 31, 2002 and on the same date, the ThinkDirectMarketing stockholders granted Cater Barnard an option to purchase by January 31, 2002 all of ThinkDirectMarketing's common stock not held by Cater Barnard for an aggregate purchase price of 78,750 shares of Convertible Preferred Stock of IMX Pharmaceuticals, Inc. ("IMX," OTC Bulletin Board: IMXN), a majority-owned subsidiary of Cater Barnard. The preferred stock is convertible into 1,575,000 shares of IMX common stock. However, if IMX issues common stock after October 16, 2001 at an issue price lower than $4.00 per share, then

                       CDSI HOLDINGS INC. AND SUBSIDIARIES

                                   (Unaudited)


       the number of shares of IMX Common Stock issuable upon conversion of the preferred stock will represent an aggregate of approximately 16.7% of the issued and outstanding capital stock of IMX on a fully-diluted basis at the time of exercise.

       In connection with such agreements, the Company agreed to extend the maturity of its working capital line from August 31, 1999 until the earlier of June 8, 2001 or the date on which Cater Barnard does not close on any of its scheduled purchases of the Notes. In June 2001, Cater Barnard completed its scheduled purchases and the Company's note receivable was repaid. The Company's interest in ThinkDirectMarketing would decrease to approximately 6% assuming the conversion and exercise of all notes and warrants issued in the above transactions. Assuming Cater Barnard exercises its option to merge ThinkDirectMarketing into IMX, management estimates that the Company's interest in IMX would be approximately 1% on a fully-diluted basis.

       ThinkDirectMarketing has incurred significant losses and negative cash flow since its inception and currently has only limited cash resources. ThinkDirectMarketing requires a significant amount of additional capital to continue its operations and to develop its business. No assurance can be given that Cater Barnard will exercise its option to acquire ThinkDirectMarketing or fund future operations. As a result, there is a substantial risk that ThinkDirectMarketing will not be able to raise sufficient additional capital to continue its operations or, if ThinkDirectMarketing is able to raise additional capital that the Company's ownership percentage will be further diluted.

       The Company has accounted for its non-controlling interest in ThinkDirectMarketing using the equity basis of accounting since November 5, 1998. The Company's equity in ThinkDirectMarketing's losses for the year ended December 31, 1999 was adjusted to reflect the difference in the Company's contribution of its net assets to ThinkDirectMarketing and the fair value of those assets recorded by ThinkDirectMarketing. In the second quarter of 1999, the carrying value of the Company's investment in ThinkDirectMarketing, including the $100,000 note receivable, was reduced to zero as the cumulative equity in ThinkDirectMarketing's losses exceeded the Company's investment in ThinkDirectMarketing of $635,798, which consisted of the initial carrying value of $535,798 and the $100,000 working capital loan to ThinkDirectMarketing. Since the Company has no intention or commitment to fund future ThinkDirectMarketing losses, commencing in the second quarter of 1999, the Company suspended recognizing its share of the additional losses of ThinkDirectMarketing. The Company recorded income of $100,000 in the second quarter of 2001 in connection with the repayment of the $100,000 note receivable from ThinkDirectMarketing.

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

                       CDSI HOLDINGS INC. AND SUBSIDIARIES

                                   (Unaudited)


(6)    NET (LOSS) INCOME PER SHARE

       Basic (loss) income per share of common stock is computed by dividing net loss applicable to common stockholders by the weighted average shares of common stock outstanding during the period (3,120,000 shares). Diluted per share results reflect the potential dilution from the exercise or conversion of securities into common stock.

       Stock options and warrants (both vested and non-vested) totaling 2,979,288 shares at September 30, 2001 and 2000, respectively, were excluded from the calculation of diluted per share results presented because their effect was anti-dilutive. Accordingly, diluted net income
       (loss) per common share is the same as basic net loss per common share.

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

         The Company's interest in ThinkDirectMarketing is accounted for using the equity method of accounting. Commencing in the second quarter of 1999, the carrying value of the Company's investment in ThinkDirectMarketing was reduced to zero, and the Company suspended recognizing its share of the additional losses of ThinkDirectMarketing. In the second quarter of 2001, ThinkDirectMarketing repaid a $100,000 note receivable due to the Company. As a result, CDS recorded $100,000 of income associated with the repayment for the nine months ended September 30, 2001.

RESULTS OF OPERATIONS

         For the three and nine months ended September 30, 2001 and 2000, the results of operations of CDS, the Company's primary operating unit, were as follows:


                                         Three Months Ended               Nine Months Ended
                                           September 30,                     September 30,
                                   ---------------------------         ---------------------------
                                     2001              2000              2001              2000
                                   ---------         ---------         ---------         ---------
CDS

Revenues ..................        $      --         $  78,919         $      --         $ 255,949
Cost of sales .............               --            69,331                --           219,814
Research and development ..               --                --                --            12,616
Sales and marketing .......               --                --                --            22,580
Amortization of intangibles               --                --                --            45,491
General and administrative                --             6,619                --           112,368
                                   ---------         ---------         ---------         ---------
     Total expenses .......               --            75,950                --           412,869
                                   ---------         ---------         ---------         ---------
Operating income (loss) ...        $      --         $   2,969         $      --         $(156,920)
                                   =========         =========         =========         =========

CORPORATE AND OTHER

Revenues ..................        $      --         $      --         $      --         $      --
General and administrative            11,314            15,619            46,995            31,715
                                   ---------         ---------         ---------         ---------
     Total expenses .......           11,314            15,619            46,995            31,715
                                   ---------         ---------         ---------         ---------
Operating loss ............        $ (11,314)        $ (15,619)        $ (46,995)        $ (31,715)
                                   =========         =========         =========         =========


                       CDSI HOLDINGS INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


CDS

         REVENUES. CDS had revenues of $78,919 and $255,949 for the three and nine months ended September 30, 2000. The revenues for the three-month period resulted from sales of cigarettes. The revenues for the nine-month period resulted from the following: $1,102 from machine leases, $8,162 from machine sales and $246,685 from the sales of cigarettes. In February 2000, the Company terminated all operations relating to marketing and leasing the Coinexx Star 10 inventory control system. On October 5, 2000, CDS completed the sale to Gutlove of the assets of the cigarette vending route, including vending machines and a van.

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

         SALES AND MARKETING EXPENSES. Sales and marketing expenses for CDS were $0 and $22,580 for the three and nine months ended September 30, 2000, respectively. The expenses consisted primarily of personnel costs.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for CDS were $6,619 and $112,368 for the three and nine months ended September 30, 2000, respectively. The expenses consisted primarily of payroll, consulting and office expenses.

         AMORTIZATION OF INTANGIBLE ASSETS. CDS amortized its intangible assets over a 60-month life. In the second quarter of 2000, based on the results of the vending route and future projections of its fair market value, the Company expensed the remaining unamortized acquisition costs of $40,488.

CORPORATE AND OTHER

         Expenses associated with corporate activities were $11,314 and $46,995 for the three and nine months ended September 30, 2001, respectively, as compared to $15,619 and $31,715 for the same periods in the prior year. The expenses were primarily associated with costs necessary to maintain a public company.

OTHER INCOME (EXPENSE)

         Interest and other income was $1,986 and $6,994 for the three and nine months ended September 30, 2001, compared to $1,818 and $7,010 for the three and nine months ended September 30, 2000. The change is principally related to higher balances of cash and cash equivalents in 2001 offset by lower interest rates in 2001. CDS recorded $100,000 in income in the second quarter of 2001 relating to the repayment of a loan receivable from ThinkDirectMarking. The carrying value of the loan had been reduced to zero in the second quarter of 1999 when CDS suspended recognizing its share of the additional losses of ThinkDirectMarketing.

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

         Cash used for operations for the nine months ended September 30, 2001 and 2000 was $75,456 and $125,337, respectively. The decrease is primarily due to a decreased operating loss of $242,069 offset by the Company's receipt of $100,000 note receivable from ThinkDirectMarketing and lower amortization expense of $45,491.

         Cash provided from investing activities for the nine months ended September 30, 2001 and 2000 was $100,000 and $16,100, respectively. The change primarily relates to the Company's receipt of $100,000 from the note receivable from ThinkDirectMarketing in 2001 offset by $17,000 received from the sale of property and equipment in 2000.

         Capital expenditures of $900 for the nine months ended September 30, 2000 consisted primarily of the purchase of office equipment. The Company does not expect significant capital expenditures during the year ended December 31, 2001.

         At September 30, 2001, the Company had cash and cash equivalents of $277,731. The Company does not currently have any commitments for any additional financing, and there can be no assurance that any such commitments can be obtained. Any additional equity financing may be dilutive to its existing stockholders, and debt financing, if available, may involve pledging some or all of its assets and may contain restrictive covenants with respect to raising future capital and other financial and operational matters.

         Inflation and changing prices had no material impact on revenues or the results of operations for the nine months ended September 30, 2001 and 2000.

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

         ThinkDirectMarketing has incurred significant losses and negative cash flow since its inception and currently has only limited cash resources. ThinkDirectMarketing requires a significant amount of additional capital to continue its operations and to develop its business. As a result, there is a substantial risk that ThinkDirectMarketing will not be able to raise sufficient additional capital to continue its operations or, if ThinkDirectMarketing is able to raise additional capital that the Company's ownership percentage will be further diluted.

                       CDSI HOLDINGS INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


         On October 16, 2001, Cater Barnard plc, an investor in ThinkDirectMarketing, agreed to use its best efforts to fund an additional $1,250,000 to ThinkDirectMarketing by January 31, 2002 and on the same date, the ThinkDirectMarketing stockholders granted Cater Barnard an option to purchase by January 31, 2002 all of ThinkDirectMarketing's common stock not held by Cater Barnard for an aggregate purchase price of 78,750 shares of Convertible Preferred Stock of IMX Pharmaceuticals, Inc. ("IMX," OTC Bulletin Board: IMXN), a majority-owned subsidiary of Cater Barnard. The preferred stock is convertible into 1,575,000 shares of IMX common stock. However, if IMX issues common stock after October 16, 2001 at an issue price lower than $4.00 per share, then the number of shares of IMX Common Stock issuable upon conversion of the preferred stock will represent an aggregate of approximately 16.7% of the issued and outstanding capital stock of IMX on a fully-diluted basis at the time of exercise. Assuming Cater Barnard exercises its option to merge ThinkDirectMarketing into IMX, management estimates that the Company's interest in IMX would be approximately 1% on a fully-diluted basis. No assurance can be given that Cater Barnard will exercise its option to acquire ThinkDirectMarketing or fund future operations.

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

                                       CDSI HOLDINGS INC.
                                       (Registrant)

Date: November 14, 2001                By: /s/ J. Bryant Kirkland III
                                           -------------------------------------
                                           J. Bryant Kirkland III
                                           Vice President, Treasurer
                                           and Chief Financial Officer
                                           (Duly Authorized Officer and
                                              Chief Accounting Officer)