Form 10KSB40
period 2001-12-31
CDSI HOLDINGS INC
filed 2002-04-01
CIK 1023994

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                          -----------------------------

                                   FORM 10-KSB

                          -----------------------------

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The issuer's revenues for the year ended December 31, 2001 were $0.

         The aggregate market value of the voting stock of the issuer held by non-affiliates of the issuer on March 25, 2002 based on the average bid and asked price on such date was $65,200.

         As of March 25, 2002 the issuer had a total of 3,120,000 shares of Common Stock outstanding.

          Transitional Small Business Disclosure Format: Yes [ ] No [X]

================================================================================

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

                                   THE COMPANY

OVERVIEW

         CDSI Holdings Inc. (the "Company") owns 100% of the issued and outstanding shares of common stock of Controlled Distribution Systems, Inc. ("CDS") and an approximate 1% interest on a fully diluted basis in IMXI Pharmaceuticals Inc. ("IMXI"). Prior to February 2000, CDS was a company that was primarily engaged in marketing and leasing a prepaid, wireless, remote-operated retail inventory control and dispensing system for tobacco products called the Coinexx Star 10. Prior to October 2000, CDS also owned traditional cigarette vending machines and a related vending route. In February 2000, the Company terminated all operations relating to marketing and leasing the Coinexx Star 10 system. On October 5, 2000, CDS completed the sale to Gutlove & Shirvant, Inc. ("Gutlove") of the assets of its cigarette vending route, including vending machines and a van. IMXI is a marketing services company that provides direct mail and telemarketing services.

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

COMPANY HISTORY

         The Company was incorporated in Delaware in December 1993 under the name PC411, Inc. In January 1999, it changed its name to CDSI Holdings Inc. to reflect the change in its principal business. The Company was originally formed to develop an on-line service that transmits name, address, telephone number and other related information digitally to users of personal computers. In May 1998 the Company acquired CDS and, in December 1998, CDS acquired substantially all of the assets of TD Rowe Corporation's New York cigarette vending route. In November 1998, the Company transferred substantially all of the non-cash assets and certain liabilities used in its on-line data distribution business to ThinkDirectMarketing Inc. ("TDMI") in exchange for an initial 42.5% interest in that company. The other investors of TDMI included Acxiom Corporation, Cater Barnard plc and TDMI's management and employees. In January 2002, IMXI acquired all the stock of TDMI that it did not already own, and, following the acquisition, the Company holds approximately a 1% interest on a fully diluted basis in IMXI.

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

       On October 5, 2000, CDS completed the sale to Gutlove of the assets of its cigarette vending route, including vending machines and a van. The purchase price for the vending route, which is primarily located in New York state, was

$34,140 in cash and the assumption of a $10,219 note secured by the van. The cash portion of the purchase price was based on the cigarette and coin inventory of the vending route at the open of business on October 2, 2000, and was paid $29,140 on October 5, 2000 with the remaining $5,000 paid in December 2000.

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

         TERMINATION OF BUSINESS

         In February 2000, the Company announced that CDS will no longer actively engage in the business of marketing and leasing an inventory control system for tobacco products. The Company determined that CDS could not generate sufficient revenues from the sale and leasing of the Coinexx Star 10 to justify continuation of the business. In October 2000, CDS sold the assets of its cigarette vending route, including vending machines and a van.

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

         o potential customers and other vending companies have resisted using machines that do not accept cash; and

         o the overhead costs and other risks associated with operating a cigarette vending route.

         The Company did not receive any material proceeds from the disposition of the assets of the Coinexx Star 10 business. The Company recognized charges of approximately $350,000 for the year ended December 31, 1999 relating to the discontinuation of the business, primarily associated with the write-off of its inventory of machines. The Company received $34,140 and was relieved of its obligation under a note payable on its delivery truck for the sale of its vending route. The cash received represented the cigarette and coin inventory of the vending route at the open of business on October 2, 2000.

THINKDIRECTMARKETING, INC.

         On November 5, 1998, the Company contributed substantially all the non-cash assets and certain liabilities related to its on-line electronic delivery information service to TDMI, and received preferred stock of TDMI. TDMI currently designs, develops and distributes products and services that automate and streamline direct marketing and customer relationship management.

         TDMI has developed several scaleable and complementary lines of data management products and professional direct mail services. TDMI's direct mail, mailing services and telemarketing products are specifically tailored to provide a cost-effective and powerful direct marketing solution for new customer acquisition and customer retention for small and medium size businesses. TDMI has marketing agreements to provide direct mail and telemarketing services with major corporations and business service partners that serve the small and medium business marketplace. In April 2001, TDMI, completed the acquisition of DirectMailQuotes, LLC to further expand into direct product sales to the mail shop channel and to provide additional value added services to the small and medium business market.

         TDMI has incurred significant losses since its inception and has not generated material revenues to date.

         IMXI ACQUISITION

         On January 31, 2002, IMXI acquired all the shares of TDMI that it did not already own by exercising an option previously granted by the remaining TDMI stockholders. The Company received 8,250 shares of IMXI Class B Convertible Preferred Stock in exchange for its interest in TDMI. Each share of IMXI Class B Preferred Stock is entitled to receive an annual dividend of $4.00 on December 31 of each year. The dividend may be paid at the option of IMXI in shares of its Common Stock. The shares of IMXI Class B Preferred Stock to be received by the Company are convertible into 165,000 shares of IMXI Common Stock and may be converted on the earlier of (i) October 1, 2002 or (ii) the effective date of a registration statement under the Securities Act of 1933 for the Common Stock into which the Class B Preferred Stock may be converted. Under an Investors' Rights Agreement dated January 31, 2002 between IMXI and the former TDMI stockholders, if IMXI receives after July 31, 2002 a written request from at least 50% of the former TDMI stockholders to register the IMXI Common Stock issuable on conversion of the IMXI Class B Preferred Stock, it must use its best efforts to file, within 90 days of the receipt of such request, a registration statement covering the registration of such securities under the Securities Act of 1933.

         IMXI is a public company, and its common stock trades on the NASD OTC Electronic Bulletin Board under the symbol "IMXI". In December 2001, IMXI emerged from bankruptcy proceedings, divested its former operations and acquired TDMI and Findstar, plc. Findstar is a sales-led organization with telemarketing capabilities currently responsible for the sale and distribution of Panda Software anti-virus software and products in the United Kingdom.

EMPLOYEES

         As of December 31, 2001, the Company had two employees, its President and Chief Executive Officer and its Vice President and Chief Financial Officer, both of whom are also employees of New Valley Corporation ("New Valley"), its largest stockholder. The Company believes that it has good relations with its employees. None of its employees is represented by a collective bargaining agreement.

                                  RISK FACTORS

         ACCUMULATED DEFICIT; HISTORY OF LOSSES. At December 31, 2001, the Company had an accumulated deficit of approximately $8.0 million. The Company has reported an operating loss in each of its fiscal quarters since inception and expects to continue to incur operating losses in the immediate future. The Company has reduced operating expenses and is seeking acquisition and investment opportunities. No assurance can be given that the Company will not continue to incur operating losses.

         LIMITED RESOURCES AND NO SOURCE OF OPERATING REVENUES. At December 31, 2001, the Company had cash and cash equivalents of $265,685 and working capital of $231,854. Since the sale of CDS's vending route in October 2000, the Company has had no source of operating revenue. The Company will not achieve any significant revenues until the consummation of an acquisition or investment, if ever. Moreover, there can be no assurance that any acquisition or investment, if achieved, will result in material revenues from its operations or that it will operate on a profitable basis.

         ADDITIONAL FINANCING REQUIREMENTS. The Company's ability to complete any acquisition or investment opportunities it may identify will depend upon the availability of, and its ability to secure, new equity or debt financing. The Company has no commitments for any financing. Further, there can be no assurance that the Company will be able to generate levels of revenues and cash flows sufficient from any acquisition or investment to fund operations or that the Company will be able to obtain financing on satisfactory terms, if at all, to achieve profitable operations.

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

         LIMITED TRADING MARKET. During 1999, the Company's securities were delisted from the Nasdaq SmallCap market for failure to comply with the minimum listing maintenance requirements. As a result, the Company's securities currently trade on the OTC Bulletin Board of the National Association of Security Dealers, Inc. Consequently, a stockholder could likely find it more difficult to sell or to obtain quotations as to prices of the Company's securities. In addition, there is a limited trading market in the Company's securities. During 2001, the average daily trading volume of the Company's Common Stock was approximately 2,525 shares, with 185 days having no trading activity. No assurances can be given that the Company's Common Stock will continue to trade on the OTC Bulletin Board or that an orderly trading market will be maintained for the Company's Common Stock.

         ABSENCE OF FULL-TIME MANAGEMENT PERSONNEL. In November 1998, all of the Company's executive officers resigned and were hired by TDMI. In addition, in February 1999, the former President of CDS resigned. The Company's current President and Chief Executive Officer and its Vice President and Chief Financial Officer are executive officers of New Valley. Neither of these individuals devotes his full time and attention to the affairs of the Company.

         CONCENTRATION OF STOCK OWNERSHIP. Direct Assist Holding, Inc., a wholly-owned subsidiary of New Valley, beneficially owns approximately 47.75% of the Company's outstanding Common Stock. As a result, New Valley, through its subsidiary, controls all matters requiring stockholder approval, including the election of directors, the appointment of officers and approval of significant corporate transactions including a merger, an acquisition or a sale of all or substantially all of the Company's assets. Such concentration of ownership may also have the effect of delaying or preventing a change in control of the Company. In addition, the Company is subject to a State of Delaware statute regulating business combinations, which may also hinder or delay a change of control.

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

ITEM 2.  PROPERTIES

         The Company's corporate offices are located in the executive offices of New Valley. CDS leases approximately 5,738 square feet of office space in Fort Lee, New Jersey that was previously used for its corporate offices, sales, customer service and administrative functions for a term ending in June 2003. CDS's annual rent for the New Jersey location for 2002 will be approximately $130,874. CDS has subleased the space at its cost on a month-to-month basis. The Company believes that its current facilities are adequate for the foreseeable future.

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

                                       HIGH                        LOW
                                 -----------------          -------------------
               2001

       First Quarter                $   0.13                    $   0.04
       Second Quarter                   0.12                        0.04
       Third Quarter                    0.10                        0.04
       Fourth Quarter                   0.07                        0.03


               2000

       First Quarter                $   0.55                    $   0.14
       Second Quarter                   0.31                        0.08
       Third Quarter                    0.15                        0.08
       Fourth Quarter                   0.15                        0.05

         As of March 25, 2002, there were 28 holders of record of the Company's Common Stock.

         DIVIDEND POLICY

         The Company has never declared or paid dividends on its Common Stock and does not expect to pay any dividends in the foreseeable future.

         RECENT SALES OF UNREGISTERED SECURITIES

         No other securities were issued in 2001.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company owns 100% of the issued and outstanding shares of common stock of CDS and an approximate 1% interest on a fully diluted basis in IMXI. In February 2000, the Company terminated all operations relating to marketing and leasing the Coinexx Star 10 inventory control system. In October 2000, CDS sold the assets of its cigarette vending route, the only current source of operating revenue for CDS and the Company.

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

        On October 5, 2000, CDS completed the sale to Gutlove of the assets of its cigarette vending route, including vending machines and a van. The purchase price for the vending route, which is primarily located in New York state, was $34,140 in cash and the assumption of a $10,219 note secured by the van. The cash portion of the purchase price was based on the cigarette and coin inventory of the vending route at the open of business on October 2, 2000, and was paid $29,140 on October 5, 2000 with the remaining $5,000 paid in December 2000.

THINKDIRECTMARKETING, INC.

         On November 5, 1998, the Company contributed substantially all the non-cash assets and certain liabilities related to its on-line electronic delivery information service to TDMI, and received preferred stock of TDMI. See

Note 4 to the Consolidated Financial Statements for additional information concerning the Company's former investment in TDMI.

         The Company's interest in TDMI was accounted for using the equity method of accounting. Commencing in the second quarter of 1999, the carrying value of the Company's investment in TDMI was reduced to zero, and the Company suspended recognizing its share of the additional losses of TDMI. In the second quarter of 2001, TDMI repaid a $100,000 note receivable due to the Company. As a result, the Company recorded $100,000 of income associated with the repayment for the year ended December 31, 2001.

         On January 31, 2002, IMXI acquired all the shares of TDMI it did not already own by exercising an option previously granted by the remaining TDMI stockholders. The Company received preferred stock of IMXI in exchange for its interest in TDMI. The preferred stock is convertible into IMXI common stock representing an approximate 1% interest in IMXI on a fully diluted basis.

RESULTS OF OPERATIONS

         Results of operations for the years ended December 31, 2001 and 2000 are set forth below. The Company's interest in TDMI has been accounted for using the equity method of accounting and is included in other income (expense) in the Company's Consolidated Statement of Operations.

                                          YEAR ENDED DECEMBER 31,
                                          ------------------------
                                            2001            2000
                                          --------       ---------
         CDS

         Revenues ..................      $     --       $ 255,949
         Cost of sales .............            --         219,814
         Research and development ..            --          12,616
         Sales and marketing .......            --          22,580
         Amortization of intangibles            --          45,491
         General and administrative             --         123,454
                                          --------       ---------
              Total expenses .......            --         423,955
                                          --------       ---------
         Operating loss ............      $     --       $(168,006)
                                          ========       =========

         CORPORATE AND OTHER

         General and administrative       $ 56,688          40,553
                                          --------       ---------
              Total expenses .......      $ 56,688          40,553
                                          --------       ---------
         Operating loss ............      $(56,688)      $ (40,553)
                                          ========       =========

         CDS

         REVENUES. CDS had revenues of $255,949 in 2000. The revenues for the year ended December 31, 2000 resulted from the following: $1,102 from machine leases, $8,162 from machine sales and $246,685 from the sales of cigarettes. In February 2000, the Company terminated all operations relating to marketing and leasing the Coinexx Star 10 inventory control system. On October 5, 2000, CDS completed the sale to Gutlove of the assets of the cigarette vending route, including vending machines and a van.

         COST OF REVENUES. Cost of revenues of $219,814 in 2000 consisted primarily of costs of cigarettes of $209,729. Cost of revenues also included warehouse expenses and shipping of machines held for lease. CDS depreciated its machines held for lease over five years once the asset was placed in service.

         SALES AND MARKETING EXPENSES. Sales and marketing expenses for CDS were $22,580 in 2000. The expenses consisted principally of personnel costs and expenses associated with trade shows in 1999. The expenses decreased significantly in 2000 due to the Company's decision to terminate all operations relating to marketing and leasing the Coinexx Star 10 inventory control system.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for CDS were $123,454 in 2000. The expenses for the 2000 period consisted primarily of payroll, consulting and office expenses.

         AMORTIZATION OF INTANGIBLE ASSETS. CDS amortized its intangible assets over a 60-month life. In the second quarter of 2000, based on the results of the vending route and future projections of its fair market value, the Company expensed the remaining unamortized acquisition costs of $40,488.

CORPORATE AND OTHER

         Expenses associated with corporate activities were $56,688 in 2001 and $40,553 in 2000. The expenses were primarily associated with costs necessary to maintain a public company.

OTHER INCOME (EXPENSE)

         Interest and other income was $7,988 in 2001 and $10,664 in 2000. The decrease is principally related to lower interest rates in 2001. The Company recorded $100,000 in income in 2001 related to the repayment of a loan receivable from TDMI. The carrying value of the loan had been reduced to zero in 1999 when the Company suspended recognizing its share of the additional losses of TDMI.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2001, the Company had an accumulated deficit of approximately $8.0 million. The Company has reported an operating loss in each of its fiscal quarters since inception and it expects to continue to incur operating losses in the immediate future. The Company has reduced operating expenses and is seeking acquisition and investment opportunities. No assurance can be given that the Company will not continue to incur operating losses.

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

         Cash used for operations was $87,502 in 2001 compared to $106,988 in 2000. The decrease is primarily due to a decreased operating loss of $151,871 offset by the Company's receipt of the $100,000 note receivable from TDMI and lower amortization expense of $45,491.

         Cash provided from investing activities was $100,000 in 2001 compared to $16,100 in 2000. The change primarily relates to the Company's receipt of $100,000 from the note receivable from TDMI in 2001 offset by $17,000 received from the sale of property and equipment in 2000.

         Capital expenditures were $900 in 2000, consisting primarily of the purchase of office equipment. The Company does not expect significant capital expenditures during the year ended December 31, 2002.

         CDS has subleased its office space in New Jersey at its cost on a month-to-month basis. Nonetheless, this agreement is a month-to-month sublease and no assurance can be given that the Company will not ultimately be liable for future lease payments.

         At December 31 2001, the Company had cash and cash equivalents of $265,685. The Company does not currently have any commitments for any additional financing, and there can be no assurance that any such commitments can be obtained. Any additional equity financing may be dilutive to its existing stockholders, and debt financing, if available, may involve pledging some or all of its assets and may contain restrictive covenants with respect to raising future capital and other financial and operational matters.

         Inflation and changing prices had no material impact on revenues or the results of operations for the years ended December 31, 2001 and 2000.

         Management is currently evaluating alternatives to supplement the Company's present cash and cash equivalents to meet its liquidity requirements over the next twelve months. Such alternatives include seeking additional investors and/or lenders and disposing of its interest in IMXI.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

                                   MANAGEMENT

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS

         Set forth below are the names, ages and positions of the Company's directors and executive officers as of March 22, 2002.

                   NAME                             AGE                               POSITION
-------------------------------------------     ------------    -----------------------------------------------------
Richard J. Lampen......................              48         President, Chief Executive Officer and Director
J. Bryant Kirkland III.................              36         Vice President, Chief Financial Officer,
                                                                  Secretary, Treasurer and Director

Robert M. Lundgren.....................              43         Director
Henry Morris...........................              48         Director


         RICHARD J. LAMPEN, age 48, has served as President and Chief Executive Officer of the Company since November 1998 and as a director of the Company since January 1997. Since October 1995, Mr. Lampen has been the Executive Vice President of New Valley, a publicly held company principally engaged in the real estate business and seeking to acquire additional operating companies. Since July 1996, he has served as the Executive Vice President of New Valley affiliate, Vector Group Ltd. ("Vector"), a New York Stock Exchange listed holding company. From May 1992 to September 1995, Mr. Lampen was a partner at Steel Hector & Davis, a law firm located in Miami, Florida. From January 1991 to April 1992, Mr. Lampen was a Managing Director at Salomon Brothers Inc., an investment bank, and was an employee at Salomon Brothers Inc from 1986 to April 1992. Mr. Lampen is a director of New Valley and Ladenburg Thalmann Financial Services Inc. Mr. Lampen has served as a director of a number of other companies, including U.S. Can Corporation, The International Bank of Miami, N.A., Spec's Music Inc. and Panaco, Inc., as well as a court-appointed independent director of Trump Plaza Funding, Inc. Mr. Lampen received a Bachelor of Arts degree from The Johns Hopkins University in 1975 and received a Juris Doctorate degree in 1978 from Columbia Law School.

         J. BRYANT KIRKLAND III, age 36, has served as the Company's Vice President, Chief Financial Officer, Secretary and Treasurer since January 1998 and as a director of the Company since November 1998. Mr. Kirkland has served in various financial capacities with New Valley since November 1994 and since January 1998 as the Vice President, Treasurer and Chief Financial Officer of New Valley. Since January 2001, Mr. Kirkland has served as a Vice President of Vector and since June 2001, as Chief Financial Officer of Ladenburg Thalmann Financial Services Inc. Mr. Kirkland received a Bachelor of Science in Business Administration from the University of North Carolina in May 1987.

         ROBERT M. LUNDGREN, age 43, has served as a director of the Company since January 1997. He also served as Vice President, Chief Financial Officer, Secretary and Treasurer of the Company from January 1997 through January 14, 1998. Since January 14, 1998, Mr. Lundgren has been employed by Solar Cosmetic Labs, Inc. as Chief Financial Officer. From November 1994 through January 14, 1998, Mr. Lundgren was employed by New Valley where he served as Vice President and Chief Financial Officer since May 1996. From November 1992 through November 1994, Mr. Lundgren worked for Deloitte & Touche as a Senior Manager in the audit practice. Mr. Lundgren has been a certified public accountant since 1981 and holds a Bachelor of Science in Accounting from Wake Forest University.

         HENRY MORRIS, age 48, became a director of the Company in May 1997. Since 1989, Mr. Morris has been the Chairman and President of Morris & Carrick, Inc., a political and media consulting firm. Mr. Morris is also Chairman of the Board and Chief Executive Officer of Curran & Connors, Inc., a designer and producer of annual reports and corporate literature. Mr. Morris received a Bachelor of Arts degree in 1974 from Columbia College and a Juris Doctorate degree in 1978 from Columbia Law School.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms which they file. Based solely on review of the copies of such forms furnished to the Company, or written representations that no Forms 5 were required, the Company believes that, during and with respect to the fiscal year ended December 31, 2001, all officers and directors complied with applicable
Section 16(a) filing requirements.

ITEM 10. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

         The following table sets forth the combined remuneration paid or accrued by the Company during its last three fiscal years to those persons who were, at December 31, 2001, the Company's Chief Executive Officer or who were executive officers whose cash compensation exceeded $100,000 (the "named executive officers").

                           SUMMARY COMPENSATION TABLE

                                                                                   LONG TERM
                                                                                 COMPENSATION
                                                  ANNUAL COMPENSATION         -----------------
         NAME AND                                 -------------------            COMMON SHARES          ALL OTHER
    PRINCIPAL POSITION           YEAR           SALARY           BONUS        UNDERLYING OPTIONS      COMPENSATION
    ------------------           ----           ------           -----        ------------------      ------------

Richard J. Lampen                2001             --               --                 --                    --
  President and Chief            2000             --               --                 --                    --
  Executive Officer(1)           1999             --               --                 --                    --


--------------------

(1) Richard J. Lampen, who has served as President and Chief Executive Officer of the Company since November 5, 1998, did not receive any salary or other compensation from the Company in 2001, 2000 or 1999, other than the normal compensation paid to directors of the Company. See "Compensation of Directors."

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

         Under the Option Plan, each director who is not a full-time employee of the Company, immediately upon first taking office, is granted options to purchase 6,000 shares of Common Stock exercisable at the fair market value of such shares on the date of grant. Options for 3,000 shares covered thereby are exercisable immediately and options for 3,000 shares become exercisable on the first anniversary of the date of grant. Subsequently, the Option Plan provides for annual grants of options to purchase 3,000 shares of Common Stock upon reelection as a director of the Company. At the Company's annual meeting on January 12, 1999, each director was granted options to purchase 3,000 shares of Common Stock at $0.44 per share.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of March 22, 2002, the beneficial ownership of the Company's Common Stock (the only class of voting securities) by
(i) each person known to the Company to own beneficially more than five percent of the Common Stock, (ii) each of the Company's directors, (iii) each of the Company's named executive officers (as such term is defined in the Summary Compensation Table above) and (iv) all directors and executive officers as a group. Unless otherwise indicated, each person possesses sole voting and investment power with respect to the shares indicated as beneficially owned, and the business address of each person is 100 S.E. Second Street, Miami, Florida 33131.

                                                           NUMBER OF SHARES OF
                NAME AND ADDRESS(1)                           COMMON STOCK               PERCENTAGE OF OWNERSHIP
-----------------------------------------------------     ----------------------    ----------------------------------
New Valley Corporation(2)(3).....................                2,990,000                         64.7%
Direct Assist Holding, Inc.
                                                                                                      *
J. Bryant Kirkland III(4)........................                    9,000
                                                                                                      *
Richard J. Lampen(4).............................                    9,000
                                                                                                      *
Henry Morris(4)..................................                    9,000
        271 Madison Avenue
        New York, NY 10016
                                                                                                      *
Robert Lundgren(4)...............................                   16,333
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

(3) Both New Valley and Direct Assist Holding, Inc. ("DAH"), a wholly-owned subsidiary of New Valley, have shared voting and investment power with regard to such shares. J. Bryant Kirkland III, an executive officer and a director of the Company, serves as Vice President, Chief Financial Officer and Treasurer of New Valley and DAH and Richard J. Lampen, an executive officer and a director of the Company, serves as Executive Vice President of New Valley and DAH and as a director of New Valley. Neither Mr. Kirkland nor Mr. Lampen has investment authority or voting control over the Company's securities owned by New Valley or DAH. The other executive officers and directors of New Valley and DAH are Bennett S. LeBow, Chairman and Chief Executive Officer of New Valley; Howard M. Lorber, President of New Valley and a director of New Valley and Chairman, President and Chief Executive Officer of DAH; Marc N. Bell, Vice President, Associate General Counsel and Secretary of New Valley; and Henry C. Beinstein, Arnold I. Burns, Ronald J. Kramer, Barry W. Ridings and Victor M. Rivas, directors of New Valley.

(4) Includes shares subject to options and/or warrants currently exercisable or exercisable within 60 days of the date hereof.

ITEM 12. EXHIBITS AND REPORTS ON FORM 8-K


         EXHIBITS

         The Exhibits listed below are filed as part of this report.

2.1 Stock Purchase Agreement, dated as of October 1, 1998, by and between Digital Asset Management Inc., Acxiom and the Company(1)

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

4.2      Form of Warrant Agreement(2)

10.1     Form of 1997 Stock Option Plan(2)

10.2     Form of PC411, Inc. New Valley Corporation Stock Option Plan and
         Agreement(2)

10.3 Agreement and Plan of Merger, dated as of May 6, 1998, among Coinexx Corporation, R. Mark Elmore, PC411, Inc. and PC411 Acquisition Corp.(4)

10.4 Stock Option Agreement, dated as of May 6, 1998, between PC411, Inc. and R. Mark Elmore(4)

10.5 Asset Purchase Agreement, dated as of September 18, 2000, between Gutlove and Shirvint, Inc. and Controlled Distribution Systems, Inc.(5)

10.6 Investors' Rights Agreement, dated January 31, 2002, by and between IMX Pharmaceuticals, Inc. and the former stockholders of ThinkDirectMarketing, Inc.(6)

21       Subsidiaries of the Company*

----------------------------
*        Filed herewith.

(1) Previously filed as an Exhibit to the Company's Form 10-Q for the quarter ended September 30, 1998. This Exhibit is incorporated herein by reference.

(2) Previously filed as an Exhibit to the Company's Registration Statement on Form S-1 (File No. 333-21545). This Exhibit is incorporated herein by reference.

(3) Previously filed as an Exhibit to the Company's Form 8-K filed January 14, 1999. This Exhibit is incorporated herein by reference.

(4) Previously filed as an Exhibit to the Company's Form 10-Q for the quarter ended June 30, 1998. This Exhibit is incorporated herein by reference.

(5) Previously filed as an Exhibit to the Company's Form 8-K filed October 19, 2000. This Exhibit is incorporated herein by reference.

(6) Previously filed as an Exhibit to IMX Pharmaceuticals Inc.'s Form 8-K filed January 31, 2002 (File No. 000-30294). This Exhibit is incorporated herein by reference.

         REPORTS ON FORM 8-K

         None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d), the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on March 29, 2002, on its behalf by the undersigned, thereunto duly authorized.

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

         Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on March 29, 2002.

         SIGNATURE                                 TITLE
---------------------------      -------------------------------------------


/s/ Richard J. Lampen             Director, President and
---------------------------       Chief Executive Officer
Richard J. Lampen


/s/ J. Bryant Kirkland III        Director, Vice President and
---------------------------       Chief Financial Officer
J. Bryant Kirkland III            (principal accounting and financial officer)

/s/ Henry Morris                  Director
---------------------------
Henry Morris

/s/ Robert Lundgren               Director
---------------------------
Robert Lundgren

                       CDSI HOLDINGS INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                   PAGE
                                                                   ----

       Report of Independent Certified Public Accountants..........F-2

       Audited Financial Statements:

         Consolidated Balance Sheet ...............................F-3

         Consolidated Statements of Operations ....................F-4

         Consolidated Statements of Stockholders' Equity ..........F-5

         Consolidated Statements of Cash Flows ....................F-6

         Notes to Consolidated Financial Statements ...............F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Stockholders and Board of Directors of
CDSI Holdings Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of CDSI Holdings Inc. and its subsidiaries (the "Company") at December 31, 2001, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 3, the Company's principal subsidiary is no longer engaged in either the business of marketing and leasing an inventory control system for tobacco products or operating a vending route. The Company intends to seek potential acquisition and investment opportunities; however, no such opportunities have been identified.


/s/ PricewaterhouseCoopers LLP

Miami, Florida
March 22, 2002

                       CDSI HOLDINGS INC. AND SUBSIDIARIES

                           Consolidated Balance Sheet

                                                                        DECEMBER 31,
                                                                            2001
                                                                        -----------
                                ASSETS

Current assets:
    Cash and cash equivalents                                           $   265,685
                                                                        -----------
           Total current assets                                             265,685

Other assets                                                                 18,505
                                                                        -----------
           Total assets                                                 $   284,190
                                                                        ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued expenses                               $    33,831
                                                                        -----------
           Total current liabilities                                         33,831
                                                                        -----------
Commitments and contingencies                                                    --

Stockholders' equity:
    Preferred stock, $.01 par value.  Authorized 5,000,000 shares;
      no shares issued and outstanding                                           --
    Common stock, $.01 par value.  Authorized 25,000,000 shares;
      3,120,000 shares issued and outstanding
                                                                             31,200

    Additional paid-in capital                                            8,209,944
    Accumulated deficit                                                  (7,990,784)
                                                                        -----------
           Total stockholders' equity                                       250,360
                                                                        -----------
           Total liabilities and stockholders' equity                   $   284,190
                                                                        ===========


          See accompanying notes to consolidated financial statements.

                       CDSI HOLDINGS INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations


                                                       YEAR ENDED DECEMBER 31,
                                                     -----------------------------
                                                        2001              2000
                                                     -----------       -----------
Revenues                                             $        --       $   255,949
                                                     -----------       -----------
Cost and expenses:
    Cost of revenues                                          --           219,814
    Research and development                                  --            12,616
    Amortization of intangible assets                         --            45,491
    Sales and marketing                                       --            22,580
    General and administrative                            56,688           164,007
                                                     -----------       -----------
                                                          56,688           464,508
                                                     -----------       -----------
         Operating loss                                  (56,688)         (208,559)
                                                     -----------       -----------

Other income (expense):
    Interest income                                        7,988            10,664
    Interest expense                                          --              (445)
    Payment of note receivable from TDMI                 100,000                --
                                                     -----------       -----------
                                                         107,988            10,219
                                                     -----------       -----------
         Net income (loss)                           $    51,300       $  (198,340)
                                                     ===========       ===========
Net income (loss) per share (basic and diluted)      $      0.02       $     (0.06)
                                                     ===========       ===========
Shares used in computing net income (loss)
    per share                                          3,120,000         3,120,000
                                                     ===========       ===========







          See accompanying notes to consolidated financial statements.

                       CDSI HOLDINGS INC. AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity


                                        COMMON STOCK            ADDITIONAL                       TOTAL
                                   ----------------------        PAID-IN      ACCUMULATED    STOCKHOLDERS'
                                   SHARES         AMOUNT         CAPITAL        DEFICIT         EQUITY
                                   ------         ------         -------      ------------   -------------
Balance at December 31, 1999      3,120,000      $31,200      $8,209,944      $(7,843,744)      $ 397,400

Net loss                                 --           --              --         (198,340)       (198,340)
                                  ---------      -------      ----------      -----------       ---------

Balance at December 31, 2000      3,120,000      $31,200      $8,209,944      $(8,042,084)      $ 199,060

Net income                               --           --              --           51,300          51,300
                                  ---------      -------      ----------      -----------       ---------
Balance at December 31, 2001      3,120,000      $31,200      $8,209,944      $(7,990,784)      $ 250,360
                                  =========      =======      ==========      ===========       =========















          See accompanying notes to consolidated financial statements.

                       CDSI HOLDINGS INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows


                                                                         YEAR ENDED DECEMBER 31,
                                                                       ----------------------------
                                                                          2001               2000
                                                                       ---------          ---------
Cash flows from operating activities:
    Net income (loss)                                                  $  51,300          $(198,340)
    Adjustments to reconcile net income (loss) to
      net cash used in operating activities:
         Depreciation                                                         --              3,771
         Amortization of intangible assets                                    --             45,491
         Provision for obsolescence of inventory and equipment                --             20,000
         Payment of note receivable from TDMI                           (100,000)                --
         Loss on sale of assets                                               --              1,923
         Changes in assets and liabilities:
             Accounts receivable                                              --              9,507
             Inventory                                                        --             34,727
             Prepaid expenses and other current assets                        --             32,092
             Accounts payable and accrued expenses                       (38,802)           (56,159)
                                                                       ---------          ---------
                Net cash used in operating activities                    (87,502)          (106,988)
                                                                       ---------          ---------

Cash flows from investing activities:
    Payment of note receivable from TDMI                                 100,000                 --
    Sale of property and equipment                                            --             17,000
    Acquisition of property and equipment                                     --               (900)
                                                                       ---------          ---------
                Net cash provided by investing activities                100,000             16,100
                                                                       ---------          ---------

Cash flows from financing activities:
    Payments on note payable                                                  --             (2,032)
                                                                       ---------          ---------
                Net cash used in financing activities                         --             (2,032)
                                                                       ---------          ---------
                Net increase (decrease) in cash                           12,498            (92,920)

Cash and cash equivalents beginning of period                            253,187            346,107
                                                                       ---------          ---------
Cash and cash equivalents at end of period                             $ 265,685          $ 253,187
                                                                       =========          =========

Supplemental cash flow information:
    Cash paid during year for:
         Interest                                                             --          $     445
         Income taxes                                                         --                 --











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

       At December 31, 2001, the Company had an accumulated deficit of approximately $8.0 million. The Company has reported an operating loss in each of its fiscal quarters since inception and it expects to continue to incur operating losses in the immediate future. The Company has reduced operating expenses and is seeking acquisition and investment opportunities. No assurance can be given that the Company will not continue to incur operating losses.

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

(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany transactions have been eliminated.

       REVENUE RECOGNITION

       Revenue is recognized upon the completion of a sale or over the period services and leases are earned.

                       CDSI HOLDINGS INC. AND SUBSIDIARIES

       RESEARCH AND DEVELOPMENT

       Research and development costs associated with the design and development of the Company's services are charged to operations as incurred.

       CASH AND CASH EQUIVALENTS

       Cash and cash equivalents include money market funds with a weighted average maturity of three months or less.

       INTANGIBLE ASSETS

       During 2000, the Company expensed the remaining unamortized costs associated with the acquisition of substantially all of the assets of TD Rowe Corporation's New York State cigarette vending route, which were being amortized using the straight-line method over five years. Amortization expense was $45,491 in 2000.

       FAIR VALUE OF FINANCIAL INSTRUMENTS

       The fair values of the Company's cash and cash equivalents and accrued expenses approximate their carrying values due to the relatively short maturities of these instruments.

       INCOME TAXES

       The Company utilizes the liability method of accounting for deferred income taxes. Under the liability method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

       COMPUTATION OF BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

       Basic net income (loss) per share of Common Stock has been computed by dividing the net income (loss) applicable to common shareholders by the weighted average number of shares of common stock outstanding during the year. Diluted loss per share is computed by dividing net loss applicable to common shareholders by the weighted average number of common shares outstanding, increased by the assumed conversion of other potentially dilutive securities during the period. Potentially dilutive shares which have not been included in the diluted per share calculation include 2,322,500 warrants and 656,788 options as their effect would be anti-dilutive due to the loss incurred by the Company. Accordingly, diluted net loss per common share is the same as basic net loss per common share.

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

       CONCENTRATIONS OF RISKS

        Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash held in overnight money market accounts. The Company has no formal policy requiring collateral to support the financial instruments subject to credit risk.

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

       On October 5, 2000, CDS completed the sale to Gutlove and Shirvint Inc. ("Gutlove") of the assets of its cigarette vending route, including vending machines and a van. The purchase price for the vending route, which is primarily located in New York state, was $34,140 in cash and the assumption of a $10,219 note secured by the van. The cash portion of the purchase price was based on the cigarette and coin inventory of the vending route at the open of business on October 2, 2000, and was paid $29,140 on October 5, 2000 with the remaining $5,000 paid in December 2000.

(4)    TDMI TRANSACTION

       On November 5, 1998, the Company contributed the non-cash assets and certain liabilities of the PC411 Service to ThinkDirectMarketing, Inc. ("TDMI") (formerly known as Digital Asset Management, Inc.). TDMI was organized by Dean Eaker, the former President, Chief Executive Officer and director of the Company, and Edward Fleiss, the former Vice President and Chief Technology Officer of the Company, to continue to operate and

                       CDSI HOLDINGS INC. AND SUBSIDIARIES
       develop the PC411 Service. The Company received 1,250 shares of preferred stock representing an initial 42.5% interest in TDMI in exchange for the contribution of the PC411 Service's net assets. Acxiom Corporation ("Acxiom") purchased preferred stock representing a 42.5% interest in TDMI for $1,250,000 and initially designated a majority of the Board of Directors of TDMI. TDMI's management, including Messrs. Eaker and Fleiss, held an initial 15% interest in TDMI with options which would have increased their ownership position to 50% upon satisfaction of operational and financial benchmarks over a three-year period. The Company's carrying value in the net assets contributed to TDMI totaled $73,438. The Company recorded $462,360 as a capital contribution in connection with the transaction, which represented the Company's 42.5% interest in the capital raised by TDMI in excess of the carrying value of the Company's net assets contributed to TDMI. The Company agreed, under certain conditions, to fund up to $200,000 of an $800,000 working capital line to be provided to ThinkDirectMarketing by Acxiom, the Company and Dean Eaker. The Company funded $100,000 of the working capital line in the second quarter of 1999. In July 1999, the Company agreed to extend the maturity of its working capital line and was released from any further obligation to fund additional amounts under the working capital line.

       In October 2000, TDMI and Cater Barnard plc ("Cater Barnard", formerly known as VoyagerIT.com) entered into an agreement whereby Cater Barnard purchased for $5,000,000 shares of TDMI's convertible preferred stock and convertible notes on various dates between November 10, 2000 and June 8, 2001. On October 16, 2001, Cater Barnard agreed to use its best efforts to fund an additional $1,250,000 to TDMI by January 31, 2002 and on the same date, the TDMI stockholders granted Cater Barnard an option to purchase by January 31, 2002 all of TDMI's common stock not held by Cater Barnard for an aggregate purchase price of 78,750 shares of Convertible Preferred Stock of IMX Pharmaceuticals, Inc. ("IMXI"). IMXI is a majority-owned subsidiary of Cater Barnard to which Cater Barnard had transferred its interest in TDMI. The preferred stock is convertible into 1,575,000 shares of IMXI common stock.

       On January 31, 2002, IMXI acquired all the shares of TDMI it did not already own by exercising the option previously granted to Cater Barnard. CDSI received 8,250 shares of IMXI Class B Convertible Preferred Stock in exchange for its interest in TDMI. Each share of IMXI Class B Preferred Stock is entitled to receive an annual dividend of $4.00 on December 31 of each year. The dividend may be paid at the option of IMXI in shares of its Common Stock, which trades on the NASD OTC Electronic Bulletin Board under the symbol "IMXI". The shares of IMXI Class B Preferred Stock to be received by the Company are convertible into 165,000 shares of IMXI Common Stock and may be converted on the earlier of (i) October 1, 2002 or (ii) the effective date of a registration statement under the Securities Act of 1933 for the Common Stock into which the Class B Preferred Stock may be converted. Under an Investors' Rights Agreement dated January 31, 2002 between IMXI and the former TDMI stockholders, if IMXI receives after July 31, 2002 a written request from at least 50% of the former TDMI stockholders to register the IMXI Common Stock issuable on conversion of the IMXI Class B Preferred Stock, it must use its best efforts to file, within 90 days of the receipt of such request, a registration statement covering the registration of such securities under the Securities Act of 1933. Management estimates that CDSI's interest in IMXI is approximately 1% on a fully-diluted basis.

       The Company accounted for its non-controlling interest in TDMI using the equity basis of accounting since November 5, 1998. In the second quarter of 1999, the carrying value of the Company's investment in TDMI, including the $100,000 note receivable, was reduced to zero as the cumulative equity in TDMI's losses exceeded the Company's investment in TDMI. Since the Company had no intention or commitment to fund future TDMI losses, commencing in the second quarter of 1999, the Company suspended recognizing its share of the additional losses of TDMI. The Company recorded income of $100,000 in 2001 in connection with the repayment of the $100,000 note receivable from TDMI.

                       CDSI HOLDINGS INC. AND SUBSIDIARIES

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

(6)    PROPERTY AND EQUIPMENT

       CDSI did not own any property and equipment at December 31, 2001 or 2000, respectively. Depreciation expense was $3,771 during the year ended December 31, 2000.

(7)    STOCK OPTIONS

       The Company's 1997 Stock Option Plan (the "1997 Plan") provides for the grant of options to purchase the Company's stock to the employees and directors of the Company. The term of the options granted under the 1997 Plan is limited to 10 years. Subject to certain limitations under the 1997 Plan, the number of awards, the terms and conditions of any award granted thereunder (including the exercise price, grant price or purchase price) are at the discretion of the Board of Directors. The Board of Directors has reserved 750,000 shares of the Company's common stock for issuance under the 1997 Plan and, at December 31, 2001, 153,333 of the granted options were outstanding and exercisable.

       Stock options issued in 1995 and 1996 under a 1994 stock option plan, which was terminated in 1997, vested over a three-year period and have an exercise price of $11.52 per share. At December 31, 2001, 3,455 of the granted options were outstanding and exercisable.

       The following table summarizes information regarding outstanding and exercisable options as of December 31, 2001:

         EXERCISE                NUMBER                    WEIGHTED AVERAGE                    NUMBER
          PRICE               OUTSTANDING              CONTRACTUAL LIFE (YEARS)             EXERCISABLE
          -----               -----------              ------------------------             -----------
            $0.28                 6,000                          8.85                            6,000
             0.44                12,000                          9.03                           12,000
             1.50               110,000                          7.00                           73,334
             5.50                25,333                          7.54                           25,333
            11.52                 3,455                          5.00                            3,445
                                -------                                                        -------
                                156,788                                                        120,112
                                =======                                                        =======

       The Company applies APB Opinion No. 25 and related Interpretations in accounting for its stock options. In 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation", which, if fully adopted, changes the methods of recognition of cost on certain stock options. Had compensation cost for the Company's stock options been determined based on the fair value at the date of grant consistent with SFAS 123, the Company's net loss and basic and diluted net income (loss) per share would have been $51,300 or $0.02 in 2001 and $(218,965) or $(0.07) in 2000.

       No options were granted or forfeited for the year ended December 31, 2001 and the weighted average exercise price per share of options outstanding is $2.24.

                       CDSI HOLDINGS INC. AND SUBSIDIARIES

       In addition to the options issued in connection with the stock option plans, the Company has granted Direct Assist Holding Inc., a wholly-owned subsidiary of New Valley, options to acquire 500,000 shares of Common Stock at $5.75 per share, which fully vested upon the completion of the IPO. The term of the options expire in January 2007.

(8)    LEASE

       The Company is obligated under a noncancelable operating lease agreement for CDS's former facility in New Jersey, expiring in June 2003. The lease requires the Company to pay utilities, insurance, capital and operating expenses. The Company has subleased at its cost the New Jersey facility on a month-to-month basis. Nonetheless, the agreement is a sublease and no assurance can be given that CDSI will not ultimately be liable for future lease payments included above. Total rental expense, net of sublease income, for the years ended December 31, 2001 and 2000 was $0 and $0, respectively.

       Future minimum lease payments under the noncancelable operating lease at December 31, 2001 are as follows:

Year ending December 31:
    2002.........................................        $130,874
    2003.........................................          76,124
                                                        ------------
           Total minimum lease payments                  $206,998
                                                        ============

(9)    STOCKHOLDERS' EQUITY

       PREFERRED STOCK

       The Company has the authority to issue 5,000,000 shares of Preferred Stock, which may be issued from time to time in one or more series.

       REDEEMABLE CLASS A WARRANTS

       Each Redeemable Class A Warrant (the "Warrant") issued in the IPO entitles the holder to purchase one share of Common Stock at an initial exercise price of $6.10 at any time through May 14, 2002. The Warrant exercise price is subject to adjustment under certain circumstances. The Warrants are subject to redemption by the Company at $0.01 per Warrant at any time during the Warrant exercise period if the closing bid price of the Common Stock exceeds $9.625 for 20 consecutive trading days. There were 2,322,500 Warrants outstanding at December 31, 2001, of which 1,000,000 were held by New Valley.

                       CDSI HOLDINGS INC. AND SUBSIDIARIES

(11)   INCOME TAXES

       During the years ended December 31, 2001 and 2000, the Company had no income and therefore made no provision for Federal and state income taxes.

       At December 31, 2001, the Company had approximately $6,750,000 of net operating loss carryforwards for federal and state tax reporting purposes available to offset future taxable income, if any; such carryforwards expire in 2015 (federal) and 2005 (state), respectively. Deferred tax assets and liabilities principally relate to net operating loss carryforwards and aggregate approximately $2,295,000 before valuation allowance. In assessing the realizability of the net deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. As of December 31, 2001, the Company has provided a full valuation allowance against net deferred tax assets due to the Company's uncertainty of future taxable income against which the deferred tax asset may be utilized. Accordingly, no deferred tax asset has been recorded on the accompanying balance sheet.