Form 10QSB
period 2002-03-31
CDSI HOLDINGS INC
filed 2002-05-15
CIK 1023994

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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


         AS OF MAY 14, 2002, THERE WERE OUTSTANDING 3,120,000 SHARES OF THE ISSUER'S COMMON STOCK, $.01 PAR VALUE.

================================================================================

                       CDSI HOLDINGS INC. AND SUBSIDIARIES
                         QUARTERLY REPORT ON FORM 10-QSB
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002


                                TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION

                                                                                 Page
                                                                                 ----

Item 1.    Condensed Consolidated Financial Statements (Unaudited):

           Condensed Consolidated Balance Sheets as of March 31,
               2002 and December 31, 2001....................................    3

           Condensed Consolidated Statements of Operations for
               the three months ended March 31, 2002 and 2001................    4

           Condensed Consolidated Statements of Cash Flows for
               the three months ended March 31, 2002 and 2001................    5

           Notes to Condensed Consolidated Quarterly Financial
               Statements  ..................................................    6

Item 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations...........................    9


PART  II. OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K..................................    12

SIGNATURE..................................................................      13

                       CDSI HOLDINGS INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                        ---------------------------------
                                                                         March 31,            December 31,
                                                                        ---------------------------------
                                                                            2002                  2001
                                                                        -----------           -----------

                                ASSETS:

Current assets:
    Cash and cash equivalents                                           $   256,294           $   265,685

         Total current assets                                               256,294               265,685

    Other assets                                                             18,505                18,505
                                                                        -----------           -----------

         Total assets                                                   $   274,799           $   284,190
                                                                        ===========           ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued expenses                               $    32,831           $    33,831
                                                                        -----------           -----------

         Total current liabilities                                           32,831                33,831
                                                                        -----------           -----------

Commitments and contingencies                                                    --                    --

Stockholders' equity:
    Preferred stock, $.01 par value.  Authorized 5,000,000
       shares; no shares issued and outstanding                                  --                    --
    Common stock, $.01 par value.  Authorized 25,000,000
       shares; 3,120,000 shares issued and outstanding                       31,200                31,200
    Additional paid-in capital                                            8,209,944             8,209,944
    Accumulated deficit                                                  (7,999,176)           (7,990,784)
                                                                        -----------           -----------

         Total stockholders' equity                                         241,968               250,360
                                                                        -----------           -----------

         Total liabilities and stockholders' equity                     $   274,799           $   284,190
                                                                        ===========           ===========









      See accompanying Notes to Condensed Consolidated Financial Statements

                       CDSI HOLDINGS INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                          ----------------------------------
                                                             Three Months Ended March 31,
                                                          ----------------------------------
                                                              2002                 2001
                                                          ----------------------------------
Revenues .......................................          $        --           $        --

Expenses:
     General and administrative ................                8,920                19,403
                                                          -----------           -----------
                                                                8,920                19,403
                                                          -----------           -----------

Operating loss .................................               (8,920)              (19,403)
                                                          -----------           -----------

     Interest income ...........................                  528                 3,075
                                                          -----------           -----------

Net loss .......................................          $    (8,392)          $   (16,328)
                                                          ===========           ===========

Net loss per share (basic and diluted) .........          $     (0.00)          $     (0.01)
                                                          ===========           ===========

Shares used in computing net loss per share ....            3,120,000             3,120,000
                                                          ===========           ===========







      See accompanying Notes to Condensed Consolidated Financial Statements

                       CDSI HOLDINGS INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                 -------------------------------
                                                                  Three Months Ended March 31,
                                                                 -------------------------------
                                                                    2002              2001
                                                                 -------------------------------

Cash flows from operating activities:
   Net loss ............................................          $  (8,392)          $ (16,328)
   Decrease in accounts payable and accrued expenses ...               (999)            (26,226)
                                                                  ---------           ---------

Net cash used in operating activities ..................             (9,391)            (42,554)
                                                                  ---------           ---------


Net cash from investing activities .....................                 --                  --
                                                                  ---------           ---------

Net cash from financing activities .....................                 --                  --
                                                                  ---------           ---------

Net decrease in cash and cash equivalents ..............             (9,391)            (42,554)
Cash and cash equivalents at beginning of period .......            265,685             253,187
                                                                  ---------           ---------

Cash and cash equivalents at end of period .............          $ 256,294           $ 210,633
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

         At March 31, 2002, the Company had an accumulated deficit of approximately $8.0 million. The Company has reported an operating loss in each of its fiscal quarters since inception and it expects to continue to incur operating losses in the immediate future. The Company has reduced operating expenses and is seeking acquisition and investment opportunities. No assurance can be given that the Company will not continue to incur operating losses.

         CDSI intends to explore investments in other Internet-related businesses as well as other business opportunities. As CDSI has only limited cash resources, CDSI's ability to complete any acquisition or investment opportunities it may identify will depend on its ability to raise additional financing, as to which there can be no assurance.


(2)      PRINCIPLES OF REPORTING

         The financial statements of the Company as of March 31, 2002 presented herein have been prepared by the Company and are unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2002 and the results of operations and cash flows for all periods presented have been made. Results for the interim periods are not necessarily indicative of the results for the entire year.

         These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2001 included in the Company's Form 10-KSB filed with the Securities and Exchange Commission (Commission File No. 0001-22563).

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




(3)      THINKDIRECTMARKETING TRANSACTION


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

                       CDSI HOLDINGS INC. AND SUBSIDIARIES

                                   (UNAUDITED)



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

         Stock options and warrants (both vested and non-vested) totaling 2,979,288 shares at March 31, 2002 and 2001, respectively, were excluded from the calculation of diluted per share results presented because their effect was anti-dilutive. Accordingly, diluted net loss per common share is the same as basic net loss per common share. On May 13, 2002, 2,322,500 of the stock options and warrants expired.

                       CDSI HOLDINGS INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    OVERVIEW


         The Company owns an approximate 1% interest on a fully diluted basis in IMXI. The Company intends to seek new Internet-related businesses or other business opportunities. As the Company has only limited cash resources, the Company's ability to complete any acquisition or investment opportunities it may identify will depend on its ability to raise additional financing, as to which there can be no assurance. As of the date of this report, the Company has not identified any potential acquisition or investment. There can be no assurance that the Company will successfully identify, complete or integrate any future acquisition or investment, or that acquisitions or investments, if completed, will contribute favorably to its operations and future financial condition.

THINKDIRECTMARKETING, INC.

         On November 5, 1998, the Company contributed substantially all the non-cash assets and certain liabilities related to its on-line electronic delivery information service to TDMI, and received preferred stock of TDMI. See
Note 3 to the Condensed Consolidated Financial Statements for additional information concerning the Company's former investment in TDMI.

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

    RESULTS OF OPERATIONS

         REVENUES

         For the three months ended March 31, 2002 and 2001, the Company did not generate revenues from operations.

         EXPENSES

         Expenses associated with corporate activities were $8,920 for the three months ended March 31, 2002, as compared to $19,403 for the same period in the prior year. The amounts were primarily due to the costs necessary to maintain a public company.

                       CDSI HOLDINGS INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



         OTHER INCOME (EXPENSE)

         Interest income was $528 for the three months ended March 31, 2002, compared to $3,075 for the three months ended March 31, 2001. The difference was primarily due to lower interest rates in 2002.

    LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2002, the Company had an accumulated deficit of approximately $8.0 million. The Company has reported an operating loss in each of its fiscal quarters since inception and it expects to continue to incur operating losses in the immediate future. The Company has reduced operating expenses and is seeking acquisition and investment opportunities. No assurance can be given that the Company will not continue to incur operating losses.

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

         In connection with the IPO, the Company issued 2,322,500 Redeemable Class A Warrants (the "Warrants"), including 1,000,000 of which were held by New Valley. The Warrants, which entitled the holder to purchase one share of Common Stock at an initial exercise price of $6.10, expired on May 13, 2002.

         Cash used for operations for the three months ended March 31, 2002 and 2001 was $9,391 and $42,554, respectively. The decrease is primarily due to payments of accounts payable and accrued liabilities for the three months ended March 31, 2001.

         The Company does not expect significant capital expenditures during the year ended December 31, 2002.

         At March 31, 2002, the Company had cash and cash equivalents of $256,294. The Company does not currently have any commitments for any additional financing, and there can be no assurance that any such commitments can be obtained. Any additional equity financing may be dilutive to its existing stockholders, and debt financing, if available, may involve pledging some or all of its assets and may contain restrictive covenants with respect to raising future capital and other financial and operational matters.

         Inflation and changing prices had no material impact on revenues or the results of operations for the three months ended March 31, 2002 and 2001.

         Management is currently evaluating alternatives to supplement the Company's present cash and cash equivalents to meet its liquidity requirements over the next twelve months. Such alternatives

                       CDSI HOLDINGS INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



include seeking additional investors and/or lenders and disposing of the interest in IMXI. Although there can be no assurance, the Company believes that it will be able to continue as a going concern for the next twelve months.

         The Company or its affiliates, including New Valley, may, from time to time, based upon present market conditions, purchase shares of the Common Stock in the open market or in privately negotiated transactions.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         The Company and its representatives may from time to time make oral or written "forward-looking statements" within the meaning of the Private Securities Reform Act of 1995 (the "Reform Act"), including any statements that may be contained in the foregoing "Management's Discussion and Analysis of Financial Condition and Results of Operations", in this report and in other filings with the Securities and Exchange Commission and in its reports to stockholders, which represent the Company's expectations or beliefs with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties and, in connection with the "safe-harbor" provisions of the Reform Act, the Company has identified under "Risk Factors" in Item 1 of the Company's Form 10-KSB for the year ended December 31, 2001 filed with the Securities and Exchange Commission and in this section important factors that could cause actual results to differ materially from those contained in any forward-looking statements made by or on behalf of the Company.

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

                       CDSI HOLDINGS INC. AND SUBSIDIARIES


                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

                None

         (b) Reports on Form 8-K


                   Date                 Items         Financial Statements
                   ----                 -----         --------------------

             February 14, 2002            5                   None

                                    SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    CDSI HOLDINGS INC.
                                    (Registrant)



Date: May 14, 2002                  By:   /s/J. Bryant Kirkland III
                                          --------------------------------
                                          J. Bryant Kirkland III
                                          Vice President, Treasurer
                                          and Chief Financial Officer
                                          (Duly Authorized Officer and
                                             Chief Accounting Officer)