Form 10QSB
period 2002-06-30
CDSI HOLDINGS INC
filed 2002-08-14
CIK 1023994

+===============================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2002

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

     AS OF AUGUST 14, 2002, THERE WERE OUTSTANDING 3,120,000 SHARES OF THE ISSUER'S COMMON STOCK, $.01 PAR VALUE.




================================================================================

                               CDSI HOLDINGS INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002


                                TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION

                                                                            Page
                                                                            ----

  Item 1.    Condensed Consolidated Financial Statements (Unaudited):

             Condensed Consolidated Balance Sheets as of June 30, 2002
                 and December 31, 2001.....................................  2

             Condensed Consolidated Statements of Operations for the
                 three months and six months ended June 30, 2002 and
                 2001......................................................  3

             Condensed Consolidated Statements of Cash Flows for the
                 six months ended June 30, 2002 and 2001...................  4

             Notes to the Condensed Quarterly Consolidated Financial
                 Statements................................................  5

  Item 2.    Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.......................  8


PART  II. OTHER INFORMATION

  Item 6.    Exhibits and Reports on Form 8-K.............................. 12

  SIGNATURE................................................................ 13

                               CDSI HOLDINGS INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)



                                                                      June 30,           December 31,
                                                                        2002                2001
                                                                    -----------           -----------
                                ASSETS:

Current assets:
    Cash and cash equivalents ............................          $   237,939           $   265,685

         Total current assets ............................              237,969               265,685

    Other assets .........................................               18,505                18,505
                                                                    -----------           -----------

         Total assets ....................................          $   256,444           $   284,190
                                                                    ===========           ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued expenses ................          $    26,381           $    33,831
                                                                    -----------           -----------

         Total current liabilities .......................               26,381                33,831
                                                                    -----------           -----------

Commitments and contingencies ............................                                         --

Stockholders' equity:
    Preferred stock, $.01 par value. Authorized 5,000,000
       shares; no shares issued and outstanding ..........                   --                    --
    Common stock, $.01 par value. Authorized 25,000,000
       shares; 3,120,000 shares issued and outstanding ...               31,200                31,200
    Additional paid-in capital ...........................            8,209,944             8,209,944
    Accumulated deficit ..................................           (8,011,081)           (7,990,784)
                                                                    -----------           -----------

         Total stockholders' equity ......................              230,063               250,360
                                                                    -----------           -----------

         Total liabilities and stockholders' equity ......          $   256,444           $   284,190
                                                                    ===========           ===========



      See accompanying Notes to Condensed Consolidated Financial Statements

                               CDSI HOLDINGS INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                   Three Months Ended                      Six Months Ended
                                                            -------------------------------         -------------------------------
                                                              June 30,           June 30,            June 30,            June 30,
                                                               2002                2001                2002                2001
                                                            -----------         -----------         -----------         -----------
Revenues ...........................................        $        --         $        --         $        --         $        --

Cost and expenses:
     General and administrative ....................             12,408              16,278              21,328              35,681
                                                            -----------         -----------         -----------         -----------
                                                                 12,408              16,278              21,328              35,681
                                                            -----------         -----------         -----------         -----------

Operating loss .....................................            (12,408)            (16,278)            (21,328)            (35,681)
                                                            -----------         -----------         -----------         -----------

Other income (expense):
     Interest and other income .....................                503               1,933               1,031               5,008
     Payment of note receivable from
       TDMI ........................................                 --             100,000                  --             100,000
                                                            -----------         -----------         -----------         -----------

                                                                    503             101,933               1,031             105,008
                                                            -----------         -----------         -----------         -----------

Net (loss) income ..................................        $   (11,905)        $    85,655         $   (20,297)        $    69,327
                                                            ===========         ===========         ===========         ===========

Net (loss) income per share (basic and diluted) ....        $     (0.00)        $      0.03         $     (0.01)        $      0.02
                                                            ===========         ===========         ===========         ===========

Shares used in computing net (loss) income per share          3,120,000           3,120,000           3,120,000           3,120,000
                                                            ===========         ===========         ===========         ===========



      See accompanying Notes to Condensed Consolidated Financial Statements

                               CDSI HOLDINGS INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          Six Months Ended
                                                                    -----------------------------
                                                                     June 30,            June 30,
                                                                       2002                2001
                                                                    ---------           ---------
Cash flows from operating activities:
   Net (loss) income .....................................          $ (20,297)          $  69,327
   Adjustments to reconcile net (loss) income to net cash
    Used in operating activities:
     Payment of note receivable from TDMI ................                 --            (100,000)
     Changes in assets and liabilities:
        Accounts payable and accrued expenses ............             (7,449)            (34,801)
                                                                    ---------           ---------

Net cash used in operating activities ....................            (27,746)            (65,474)
                                                                    ---------           ---------

Cash flows used in investing activities:
   Payment of note receivable from TDMI ..................                 --             100,000
                                                                    ---------           ---------

Net cash flows used in investing activities ..............                 --             100,000
                                                                    ---------           ---------

Net cash flows from financing activities .................                 --                  --
                                                                    ---------           ---------

Net (decrease) increase in cash ..........................            (27,746)             34,526
Cash and cash equivalents at beginning of period .........            265,685             253,187
                                                                    ---------           ---------

Cash and cash equivalents at end of period ...............          $ 237,939           $ 287,713
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

       At June 30, 2002, the Company had an accumulated deficit of approximately $8.0 million. The Company has reported an operating loss in each of its fiscal quarters since inception and it expects to continue to incur operating losses in the immediate future. The Company has reduced operating expenses and is seeking acquisition and investment opportunities. No assurance can be given that the Company will not continue to incur operating losses.

       CDSI intends to explore investments in other Internet-related businesses as well as other business opportunities. As CDSI has only limited cash resources, CDSI's ability to complete any acquisition or investment opportunities it may identify will depend on its ability to raise additional financing, as to which there can be no assurance.

(2)    PRINCIPLES OF REPORTING

       The financial statements of the Company as of June 30, 2002 presented herein have been prepared by the Company and are unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2002 and the results of operations and cash flows for all periods presented have been made. Results for the interim periods are not necessarily indicative of the results for the entire year.

       These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2001 included in the Company's Form 10-KSB filed with the Securities and Exchange Commission (Commission File No. 0001-22563).

                       CDSI HOLDINGS INC. AND SUBSIDIARIES

                                   (Unaudited)



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

(3)    THINKDIRECTMARKETING TRANSACTION


       On November 5, 1998, the Company contributed the non-cash assets and certain liabilities of the PC411 Service to ThinkDirectMarketing, Inc. ("TDMI") (formerly known as Digital Asset Management, Inc.). TDMI was organized by Dean Eaker, the former President, Chief Executive Officer and director of the Company, and Edward Fleiss, the former Vice President and Chief Technology Officer of the Company, to continue to operate and develop the PC411 Service. The Company received 1,250 shares of preferred stock representing an initial 42.5% interest in TDMI in exchange for the contribution of the PC411 Service's net assets. Acxiom Corporation ("Acxiom") purchased preferred stock representing a 42.5% interest in TDMI for $1,250,000 and initially designated a majority of the Board of Directors of TDMI. TDMI's management, including Messrs. Eaker and Fleiss, held an initial 15% interest in TDMI with options which would have increased their ownership position to 50% upon satisfaction of operational and financial benchmarks over a three-year period. The Company's carrying value in the net assets contributed to TDMI totaled $73,438. The Company recorded $462,360 as a capital contribution in connection with the transaction, which represented the Company's 42.5% interest in the capital raised by TDMI in excess of the carrying value of the Company's net assets contributed to TDMI. The Company agreed, under certain conditions, to fund up to $200,000 of an $800,000 working capital line to be provided to TDMI by Acxiom, the Company and Dean Eaker. The Company funded $100,000 of the working capital line in the second quarter of 1999. In July 1999, the Company agreed to extend the maturity of its working capital line and was released from any further obligation to fund additional amounts under the working capital line.

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

                       CDSI HOLDINGS INC. AND SUBSIDIARIES

                                   (Unaudited)


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

       The Company accounted for its non-controlling interest in TDMI using the equity basis of accounting since November 5, 1998. In the second quarter of 1999, the carrying value of the Company's investment in TDMI, including the $100,000 note receivable, was reduced to zero as the cumulative equity in TDMI's losses exceeded the Company's investment in TDMI. Since the Company had no intention or commitment to fund future TDMI losses, commencing in the second quarter of 1999, the Company suspended recognizing its share of the additional losses of TDMI. The Company recorded income of $100,000 for the three and six months ended June 30, 2001 in connection with the repayment of the $100,000 note receivable from TDMI.


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

(5)    NET INCOME (LOSS) PER SHARE

       Basic loss per share of common stock is computed by dividing net loss applicable to common stockholders by the weighted average shares of common stock outstanding during the period (3,120,000 shares). Diluted per share results reflect the potential dilution from the exercise or conversion of securities into common stock.

       Stock options and warrants (both vested and non-vested) totaling 656,798 and 2,979,288 shares at June 30, 2002 and 2001, respectively, were excluded from the calculation of diluted per share results presented because their effect was anti-dilutive. Accordingly, diluted net income
       (loss) per common share is the same as basic net loss per common share. On May 13, 2002, a total of 2,322,500 of the stock options and warrants expired.

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

                       CDSI HOLDINGS INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


RESULTS OF OPERATIONS

         REVENUES

         For the three and six months ended June 30, 2002 and 2001, the Company did not generate revenues from operations.

         EXPENSES

         Expenses associated with corporate activities were $12,408 and $21,328 for the three and six months ended June 30, 2002, respectively, as compared to $16,278 and $35,681 for the same periods in the prior year. The expenses were primarily associated with costs necessary to maintain a public company. The decrease in expenses is associated with lower audit expenses in 2002 and a $1,688 refund of prepaid franchise taxes in 2002. The expenses have been reduced by adjustments of previously established accruals of $1,250 and $2,500 for the three and six months ended June 30, 2002, respectively, as compared to $5,000 and $10,000 for the same periods in the prior year. These adjustments related to liabilities established when the Company conducted an on-line electronic directory service. The Company evaluates accruals on a quarterly basis and adjusts as appropriate.

         OTHER INCOME (EXPENSE)

         Interest and other income was $503 and $1,031 for the three and six months ended June 30, 2002, compared to $1,993 and $5,008 for the three and six months ended June 30, 2001. The difference was primarily due to lower interest rates in 2002. The Company recorded $100,000 in income in the second quarter of 2001 relating to the repayment of a loan receivable from TDMI. The carrying value of the loan had been reduced to zero in the second quarter of 1999 when the Company suspended recognizing its share of the additional losses of TDMI.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2002, the Company had an accumulated deficit of approximately $8.0 million. The Company has reported an operating loss in each of its fiscal quarters since inception and it expects to continue to incur operating losses in the immediate future. The Company has reduced operating expenses and is seeking acquisition and investment opportunities. No assurance can be given that the Company will not continue to incur operating losses.

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

           In connection with the IPO, the Company issued 2,322,500 Redeemable Class A Warrants (the "Warrants"), including 1,000,000 of which were held by New Valley. The Warrants, which entitled the holder to purchase one share of Common Stock at an initial exercise price of $6.10, expired unexercised on May 13, 2002.

         Cash used for operations for the six months ended June 31, 2002 and 2001 was $27,746 and $65,474, respectively. The decrease is primarily due to a lower balance in accrued expenses at December 31, 2001 versus December 31, 2000, which resulted in lower payments of accounts payable and accrued liabilities for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. Included in the Company's accrued liabilities as of June 30, 2002 are $1,250 of accruals related to the Company's former on-line electronic directory service and $14,725 of liabilities established in the disposal of the Company's former business of marketing and leasing an inventory control system for tobacco products. The Company evaluates its accruals on a quarterly basis and makes adjustments when appropriate.

         The Company does not expect significant capital expenditures during the year ended December 31, 2002.

         At June 30, 2002, the Company had cash and cash equivalents of $237,939. The Company does not currently have any commitments for any additional financing, and there can be no assurance that any such commitments can be obtained. Any additional equity financing may be dilutive to its existing stockholders, and debt financing, if available, may involve pledging some or all of its assets and may contain restrictive covenants with respect to raising future capital and other financial and operational matters.

         Inflation and changing prices had no material impact on revenues or the results of operations for the six months ended June 30, 2002 and 2001.

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

                       CDSI HOLDINGS INC. AND SUBSIDIARIES


                           PART II. OTHER INFORMATION



Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) EXHIBITS

             99.1 Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

             99.2 Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) REPORTS ON FORM 8-K

             None.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       CDSI HOLDINGS INC.
                                       (Registrant)



Date: August 14, 2002                  By: /s/ J. BRYANT KIRKLAND III
                                           -------------------------------------
                                           J. Bryant Kirkland III
                                           Vice President, Treasurer
                                           and Chief Financial Officer
                                           (Duly Authorized Officer and
                                             Chief Accounting Officer)