Form 10QSB
period 2002-09-30
CDSI HOLDINGS INC
filed 2002-11-14
CIK 1023994

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

     AS OF NOVEMBER 14, 2002, THERE WERE OUTSTANDING 3,120,000 SHARES OF THE ISSUER'S COMMON STOCK, $.01 PAR VALUE.


================================================================================

                               CDSI HOLDINGS INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002


                                TABLE OF CONTENTS



PART I. FINANCIAL INFORMATION

                                                                                            Page
                                                                                            ----
Item 1.             Condensed Consolidated Financial Statements (Unaudited):

                    Condensed Consolidated Balance Sheets as of September 30,
                        2002 and December 31, 2001....................................        2

                    Condensed Consolidated Statements of Operations for the
                        three months and nine months ended September 30,
                        2002 and 2001.................................................        3

                    Condensed Consolidated Statements of Cash Flows for the
                        nine months ended September 30, 2002 and 2001.................        4

                    Notes to the Condensed Consolidated Financial
                        Statements....................................................        5

Item 2.             Management's Discussion and Analysis of Financial
                        Condition and Results of Operations...........................        8

Item 3.             Controls and Procedures...........................................       11

PART  II. OTHER INFORMATION

Item 6.             Exhibits and Reports on Form 8-K..................................       12

SIGNATURE...........................................................................         13

CERTIFICATIONS......................................................................         14


                               CDSI HOLDINGS INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                   September 30,          December 31,
                                                                       2002                  2001
                                                                   -------------          ------------
                                ASSETS:

Current assets:
    Cash and cash equivalents ............................          $   225,194           $   265,685

         Total current assets ............................              225,194               265,685

    Other assets .........................................               18,505                18,505
                                                                    -----------           -----------

         Total assets ....................................          $   243,699           $   284,190
                                                                    ===========           ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued expenses ................          $    27,789           $    33,830
                                                                    -----------           -----------

         Total current liabilities .......................               27,789                33,830
                                                                    -----------           -----------

Commitments and contingencies ............................                   --                    --

Stockholders' equity:
    Preferred stock, $.01 par value.  Authorized 5,000,000
       shares; no shares issued and outstanding ..........                   --                    --
    Common stock, $.01 par value.  Authorized 25,000,000
       shares; 3,120,000 shares issued and outstanding ...               31,200                31,200
    Additional paid-in capital ...........................            8,209,944             8,209,944
    Accumulated deficit ..................................           (8,025,234)           (7,990,784)
                                                                    -----------           -----------

         Total stockholders' equity ......................              215,910               250,360
                                                                    -----------           -----------

         Total liabilities and stockholders' equity ......          $   243,699           $   284,190
                                                                    ===========           ===========




      See accompanying Notes to Condensed Consolidated Financial Statements

                               CDSI HOLDINGS INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                    Three Months Ended                             Nine Months Ended
                                             ------------------------------------         ------------------------------------
                                             September 30,          September 30,         September 30,          September 30,
                                                 2002                  2001                   2002                   2001
                                             -------------          -------------         -------------          -------------
Revenues ...........................          $        --           $        --           $        --           $        --

Cost and expenses:
     General and administrative ....               14,866                11,314                36,194                46,995
                                              -----------           -----------           -----------           -----------
                                                   14,866                11,314                36,194                46,995
                                              -----------           -----------           -----------           -----------

Operating loss .....................              (14,866)              (11,314)              (36,194)              (46,995)
                                              -----------           -----------           -----------           -----------

Other income:
     Interest and other income .....                  713                 1,986                 1,744                 6,994
     Payment of note receivable from
       ThinkDirectMarketing ........                   --                    --                    --               100,000
                                              -----------           -----------           -----------           -----------
                                                      713                 1,986                 1,744               106,994
                                              -----------           -----------           -----------           -----------

     Net (loss) income .............          $   (14,153)          $    (9,328)          $   (34,450)          $    59,999
                                              ===========           ===========           ===========           ===========

Net (loss) income per share (basic
     and diluted) ..................          $     (0.00)          $     (0.00)          $     (0.01)          $      0.02
                                              ===========           ===========           ===========           ===========

Shares used in computing net
     loss per share ................            3,120,000             3,120,000             3,120,000             3,120,000
                                              ===========           ===========           ===========           ===========



      See accompanying Notes to Condensed Consolidated Financial Statements

                               CDSI HOLDINGS INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                 Nine Months Ended
                                                         ---------------------------------
                                                         September 30,       September 30,
                                                             2002               2001
                                                         -------------       ------------
Cash flows used in operating activities:
   Net (loss) income ...........................          $ (34,450)          $  59,999
   Adjustments to reconcile net (loss) income to
    net cash used in operating activities:
     Payment of note receivable from
       ThinkDirectMarketing ....................                 --            (100,000)
     Changes in assets and liabilities:
        Accounts payable and accrued expenses ..             (6,041)            (35,455)
                                                          ---------           ---------

Net cash used in operating activities ..........            (40,491)            (75,456)
                                                          ---------           ---------

Cash flows provided from investing activities:
   Payment of note receivable from
     ThinkDirectMarketing ......................                 --             100,000
                                                          ---------           ---------

Net cash flows provided from
   investing activities ........................                 --             100,000
                                                          ---------           ---------

Net cash flows from financing activities .......                 --                  --
                                                          ---------           ---------

Net (decrease) increase in cash ................            (40,491)             24,544
Cash and cash equivalents at beginning of period            265,685             253,187
                                                          ---------           ---------

Cash and cash equivalents at end of period .....          $ 225,194           $ 277,731
                                                          =========           =========


      See accompanying Notes to Condensed Consolidated Financial Statements

                       CDSI HOLDINGS INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1)    BUSINESS AND ORGANIZATION

       CDSI Holdings Inc. (the "Company" or "CDSI") was incorporated in Delaware on December 29, 1993. On January 12, 1999, the Company's stockholders voted to change the corporate name of the Company from PC411, Inc. to CDSI Holdings Inc. Prior to May 8, 1998, the Company's principal business was an on-line electronic delivery information service that transmits name, address, telephone number and other related information digitally to users of personal computers (the "PC411 Service"). On May 8, 1998, the Company acquired Controlled Distribution Systems, Inc. ("CDS"), a company engaged in the marketing and leasing of an inventory control system for tobacco products. In February 2000, CDSI announced CDS will no longer actively engage in the business of marketing and leasing the inventory control system.

       CDSI intends to explore investments in other business opportunities. As CDSI has only limited cash resources, CDSI's ability to complete any acquisition or investment opportunities it may identify will depend on its ability to raise additional financing, as to which there can be no assurance.


(2)    PRINCIPLES OF REPORTING

       The financial statements of the Company as of September 30, 2002 presented herein have been prepared by the Company and are unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2002 and the results of operations and cash flows for all periods presented have been made. Results for the interim periods are not necessarily indicative of the results for the entire year.

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

                       CDSI HOLDINGS INC. AND SUBSIDIARIES

                                   (UNAUDITED)


(3)    THINKDIRECTMARKETING TRANSACTION

       On November 5, 1998, the Company contributed the non-cash assets and certain liabilities of the PC411 Service to ThinkDirectMarketing, Inc. ("TDMI") (formerly known as Digital Asset Management, Inc.). The Company received preferred stock representing an initial 42.5% interest in TDMI in exchange for the contribution of the PC411 Service's net assets. The Company's carrying value in the net assets contributed to TDMI totaled $73,438. The Company recorded $462,360 as a capital contribution in connection with the transaction, which represented the Company's 42.5% interest in the capital raised by TDMI in excess of the carrying value of the Company's net assets contributed to TDMI. The Company agreed, under certain conditions, to fund up to $200,000 of an $800,000 working capital line. The Company funded $100,000 of the working capital line in the second quarter of 1999. In July 1999, the Company agreed to extend the maturity of its working capital line and was released from any further obligation to fund additional amounts under the working capital line.

       In October 2000, TDMI and Cater Barnard plc (formerly known as VoyagerIT.com) entered into an agreement whereby Cater Barnard purchased for $5,000,000 shares of TDMI's convertible preferred stock and convertible notes on various dates between November 10, 2000 and June 8, 2001. On October 16, 2001, Cater Barnard agreed to use its best efforts to fund an additional $1,250,000 to TDMI by January 31, 2002 and on the same date, the TDMI stockholders granted Cater Barnard an option to purchase by January 31, 2002 all of TDMI's common stock not held by Cater Barnard for an aggregate purchase price of 78,750 shares of Convertible Preferred Stock of IMX Pharmaceuticals, Inc. ("IMXI"). IMXI is a majority-owned subsidiary of Cater Barnard to which Cater Barnard had transferred its interest in TDMI. The preferred stock was initially convertible into 1,575,000 shares of IMXI common stock.

       On January 31, 2002, IMXI acquired all the shares of TDMI it did not already own by exercising the option previously granted to Cater Barnard. CDSI received 8,250 shares of IMXI Class B Convertible Preferred Stock in exchange for its interest in TDMI. Each share of IMXI Class B Preferred Stock was entitled to receive an annual dividend of $4.00 on December 31 of each year. The dividend was payable at the option of IMXI in shares of its Common Stock, which trades on the NASD OTC Electronic Bulletin Board under the symbol "IMXI". The shares of IMXI Class B Preferred Stock to be received by the Company were initially convertible into 165,000 shares of IMXI Common Stock.

       On November 4, 2002, the holders of IMXI Class B Preferred Stock and IMXI agreed to (i) increase the number of common shares into which the IMXI Class B Preferred Stock is convertible from 1,575,000 to 3,150,000 and
       (ii) eliminate the annual dividend on the Class B Preferred Stock. As a result, the Class B Preferred Stock held by CDSI is convertible into 330,000 shares of IMXI Common Stock. Based on public filings by IMXI, management estimates that CDSI's interest in IMXI is approximately 1.7% on a fully-diluted basis.

       Under an Investors' Rights Agreement dated January 31, 2002 between IMXI and the former TDMI stockholders, if IMXI receives a written request from at least 50% of the former TDMI stockholders to register the IMXI Common Stock issuable on conversion of the IMXI Class B

                       CDSI HOLDINGS INC. AND SUBSIDIARIES

                                   (UNAUDITED)


       Preferred Stock, it must use its best efforts to file, within 90 days of the receipt of such request, a registration statement covering the registration of such securities under the Securities Act of 1933.

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

 (5)   NET (LOSS) INCOME PER SHARE

       Basic (loss) income per share of common stock is computed by dividing net
       (loss) income applicable to common stockholders by the weighted average shares of common stock outstanding during the period (3,120,000 shares). Diluted per share results reflect the potential dilution from the exercise or conversion of securities into common stock.

       Stock options and warrants (both vested and non-vested) totaling 656,788 and 2,979,288 shares at September 30, 2002 and 2001, respectively, were excluded from the calculation of diluted per share results presented because their effect was anti-dilutive. Accordingly, diluted net (loss) income per common share is the same as basic net (loss) income per common share. On May 13, 2002, a total of 2,322,500 of the stock options and warrants expired.

                       CDSI HOLDINGS INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Based on public filings by IMXI, management estimates that the Company owns an approximate 1.7% interest in IMXI on a fully diluted basis.
The Company intends to seek new investments in other business opportunities. As the Company has only limited cash resources, the Company's ability to complete any acquisition or investment opportunities it may identify will depend on its ability to raise additional financing, as to which there can be no assurance. There can be no assurance that the Company will successfully identify, complete or integrate any future acquisition or investment, or that acquisitions or investments, if completed, will contribute favorably to its operations and future financial condition.

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

         On January 31, 2002, IMXI acquired all the shares of TDMI it did not already own by exercising an option previously granted by the remaining TDMI stockholders. The Company received preferred stock of IMXI in exchange for its interest in TDMI. The preferred stock is convertible into 330,000 shares of IMXI common stock.

RESULTS OF OPERATIONS

         REVENUES

         For the three and nine months ended September 30, 2002 and 2001, the Company did not generate revenues from operations.

                       CDSI HOLDINGS INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

         EXPENSES

         Expenses associated with corporate activities were $14,866 and $36,194 for the three and nine months ended September 30, 2002, respectively, as compared to $11,314 and $46,995 for the same periods in the prior year. The expenses were primarily associated with costs necessary to maintain a public company. The decrease in expenses in the nine-month period is associated with lower audit expenses in 2002 and a $1,688 refund of prepaid franchise taxes in 2002. The expenses have been reduced by adjustments of previously established accruals of $1,250 and $3,750 for the three and nine months ended September 30, 2002, respectively, as compared to $5,000 and $15,000 for the same periods in the prior year. These adjustments related to liabilities established when the Company conducted an on-line electronic directory service. The Company evaluates accruals on a quarterly basis and adjusts as appropriate.

         OTHER INCOME (EXPENSE)

         Interest and other income was $713 and $1,744 for the three and nine months ended September 30, 2002, compared to $1,986 and $6,994 for the three and nine months ended September 30, 2001. The difference was primarily due to lower interest rates in 2002. The Company recorded $100,000 in income in the second quarter of 2001 relating to the repayment of a loan receivable from TDMI. The carrying value of the loan had been reduced to zero in the second quarter of 1999 when the Company suspended recognizing its share of the additional losses of TDMI.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2002, the Company had an accumulated deficit of approximately $8.0 million. The Company has reported an operating loss in each of its fiscal quarters since inception and it expects to continue to incur operating losses in the immediate future. The Company has reduced operating expenses and is seeking acquisition and investment opportunities. No assurance can be given that the Company will not continue to incur operating losses.

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

         Cash used for operations for the nine months ended September 30, 2002 and 2001 was $40,491 and $75,456, respectively. The decrease is primarily due to a lower balance in accrued expenses at

                       CDSI HOLDINGS INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

December 31, 2001 versus December 31, 2000, which resulted in lower payments of accounts payable and accrued liabilities for the nine months ended September 30, 2002 as compared to the nine months ended June 30, 2001. Included in the Company's accrued liabilities as of September 30, 2002 are $14,683 of liabilities established in the disposal of the Company's former business of marketing and leasing an inventory control system for tobacco products. The Company evaluates its accruals on a quarterly basis and makes adjustments when appropriate.

         The Company does not expect significant capital expenditures during the year ended December 31, 2002.

         At September 30, 2002, the Company had cash and cash equivalents of $225,194. The Company does not currently have any commitments for any additional financing, and there can be no assurance that any such commitments can be obtained. Any additional equity financing may be dilutive to its existing stockholders, and debt financing, if available, may involve pledging some or all of its assets and may contain restrictive covenants with respect to raising future capital and other financial and operational matters.

         Inflation and changing prices had no material impact on revenues or the results of operations for the nine months ended September 30, 2002 and 2001.

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


ITEM 3. CONTROLS AND PROCEDURES

         The Company's principal executive officer and principal financial officer have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures within 90 days of the filing date of this quarterly report and have concluded that these controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

         Disclosure controls and procedures are the Company's controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to its management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

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




                                       CDSI HOLDINGS INC.
                                       (Registrant)



Date: November 14, 2002                By: /s/ J. BRYANT KIRKLAND III
                                           ------------------------------------
                                           J. Bryant Kirkland III
                                           Vice President, Treasurer
                                           and Chief Financial Officer
                                           (Duly Authorized Officer and
                                           Chief Accounting Officer)

                                  CERTIFICATION

I, Richard J. Lampen, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of CDSI Holdings Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002


                                       /s/ RICHARD J. LAMPEN
                                       -----------------------------------------
                                           Richard J. Lampen
                                           Chairman and Chief Executive Officer

                                  CERTIFICATION

I, J. Bryant Kirkland III, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of CDSI Holdings Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002


                                       /s/ J. BRYANT KIRKLAND III
                                       -----------------------------------------
                                           J. Bryant Kirkland III
                                           Vice President and Chief
                                           Financial Officer