Form 10KSB
period 2002-12-31
CDSI HOLDINGS INC
filed 2003-03-31
CIK 1023994

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

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

          The issuer's revenues for the year ended December 31, 2002 were $0.

          The aggregate market value of the voting stock of the issuer held by non-affiliates of the issuer on March 24, 2003 based on the average bid and asked price on such date was $65,400

          As of March 24, 2003 the issuer had a total of 3,120,000 shares of Common Stock outstanding.



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


                                   THE COMPANY

OVERVIEW

         CDSI Holdings Inc. (the "Company") owns 100% of the issued and outstanding shares of common stock of Controlled Distribution Systems, Inc. ("CDS") and an approximate 0.4% interest on a fully diluted basis in Dialog Group Inc. (formerly known as IMX Pharmaceuticals Inc.). Prior to February 2000, CDS was a company that was primarily engaged in marketing and leasing a prepaid, wireless, remote-operated retail inventory control and dispensing system for tobacco products called the Coinexx Star 10. Prior to October 2000, CDS also owned traditional cigarette vending machines and a related vending route. In February 2000, the Company terminated all operations relating to marketing and leasing the Coinexx Star 10 system. On October 5, 2000, CDS completed the sale to Gutlove & Shirvant, Inc. ("Gutlove") of the assets of its cigarette vending route, including vending machines and a van. Dialog is a marketing services company that provides direct mail and telemarketing services.

         The Company intends to seek new business opportunities. As the Company has only limited cash resources, the Company's ability to complete any acquisition or investment opportunities it may identify will depend on its ability to raise additional financing, as to which there can be no assurance. As of the date of this report, the Company has not identified any potential acquisition or investment. There can be no assurance that the Company will successfully identify, complete or integrate any future acquisition or investment, or that acquisitions or investments, if completed, will contribute favorably to its operations and future financial condition.

COMPANY HISTORY

         The Company was incorporated in Delaware in December 1993 under the name PC411, Inc. In January 1999, it changed its name to CDSI Holdings Inc. to reflect the change in its principal business. The Company was originally formed to develop an on-line service that transmits name, address, telephone number and other related information digitally to users of personal computers. In May 1998 the Company acquired CDS and, in December 1998, CDS acquired substantially all of the assets of TD Rowe Corporation's New York cigarette vending route. In November 1998, the Company transferred substantially all of the non-cash assets and certain liabilities used in its on-line data distribution business to ThinkDirectMarketing Inc. ("TDMI") in exchange for an initial 42.5% interest in that company. The other investors of TDMI included Acxiom Corporation, Cater Barnard plc and TDMI's management and employees. In January 2002, Dialog acquired all the stock of TDMI that it did not already own, and, based on public filings by Dialog, the Company presently holds approximately a 0.4% interest in Dialog on a fully diluted basis in Dialog.

THINKDIRECTMARKETING, INC.

         On November 5, 1998, the Company contributed substantially all the non-cash assets and certain liabilities related to its on-line electronic delivery information service to TDMI, and received preferred stock of TDMI. On January 31, 2002, Dialog acquired all the shares of TDMI that it did not already own by exercising an option previously granted by the remaining TDMI stockholders. The Company received 8,250 shares of Dialog Class B Convertible Preferred Stock in exchange for its interest in TDMI. Each share of Dialog Class B Preferred Stock was entitled to receive an annual dividend of $4.00 on December 31 of each year. The dividend was payable at the option of Dialog in shares of its Common Stock, which trades on the NASD OTC Electronic Bulletin Board under the symbol "DLGG". The shares of Dialog Class B Preferred Stock to be received by the Company were initially convertible into 165,000 shares of Dialog Common Stock.

       On November 4, 2002, the holders of Dialog Class B Preferred Stock and Dialog agreed to (i) increase the number of common shares into which the Dialog Class B Preferred Stock is convertible from 1,575,000 to 3,150,000 and (ii) eliminate the annual dividend on the Class B Preferred Stock. As a result, the Class B Preferred Stock held by CDSI became convertible into 330,000 shares of Dialog Common Stock and, on February 7, 2003, CDSI converted its Class B Preferred Shares into 330,000 shares of Dialog Common Stock. Based on public filings by Dialog, management estimates that CDSI's interest in Dialog is approximately 0.4 % on a fully-diluted basis.

         Dialog is registered under the Securities Exchange Act of 1934 and files periodic and other information with the Securities and Exchange Commission. In December 2001, Dialog emerged from bankruptcy proceedings, divested its former operations and acquired TDMI and Findstar, plc. Findstar is a sales-led organization with telemarketing capabilities currently responsible for the sale and distribution of Panda Software anti-virus software and products in the United Kingdom. Dialog has recently announced its acquisition of Healthcare Dialog, Inc., a provider of relationship marketing communications services to the healthcare industry, and IP2M, Inc., a marketing company that has developed a marketing platform in healthcare that integrates radio, television and the Internet to assist clients in targeting customers. Dialog has also announced that it is negotiating to acquire the 50% of Healthcare Horizons, Inc. not presently owned by Dialog and the assets of Azimuth Target Marketing, Inc.

EMPLOYEES

         As of December 31, 2002, the Company had two employees, its President and Chief Executive Officer and its Vice President and Chief Financial Officer, both of whom are also employees of New Valley Corporation ("New Valley"), its largest stockholder. The Company believes that it has good relations with its employees. None of its employees is represented by a collective bargaining agreement.

                                  RISK FACTORS

         ACCUMULATED DEFICIT; HISTORY OF LOSSES. At December 31, 2002, the Company had an accumulated deficit of approximately $8 million. The Company has reported an operating loss in each of its fiscal quarters since inception and expects to continue to incur operating losses in the immediate future. The Company has reduced operating expenses and is seeking acquisition and investment opportunities. No assurance can be given that the Company will not continue to incur operating losses.

         LIMITED RESOURCES AND NO SOURCE OF OPERATING REVENUES. At December 31, 2002, the Company had cash and cash equivalents of $215,087 and working capital of $200,981. Since the sale of CDS's vending route in October 2000, the Company has had no source of operating revenue. The Company will not achieve any significant revenues until the consummation of an acquisition or investment, if ever. Moreover, there can be no assurance that any acquisition or investment, if achieved, will result in material revenues from its operations or that it will operate on a profitable basis.

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

         LIMITED TRADING MARKET. During 1999, the Company's securities were delisted from the Nasdaq SmallCap market for failure to comply with the minimum listing maintenance requirements. As a result, the Company's securities currently trade on the OTC Bulletin Board of the National Association of Security Dealers, Inc. Consequently, a stockholder could likely find it more difficult to sell or to obtain quotations as to prices of the Company's securities. In addition, there is a limited trading market in the Company's securities. During 2002, the average daily trading volume of the Company's Common Stock was approximately 3,055 shares, with 202 days having no trading activity. No assurances can be given that the Company's Common Stock will continue to trade on the OTC Bulletin Board or that an orderly trading market will be maintained for the Company's Common Stock.

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

         CONCENTRATION OF STOCK OWNERSHIP. Alki Corp., the successor to Direct Assist Holding, Inc., a wholly-owned subsidiary of New Valley, beneficially owns approximately 55.0% of the Company's outstanding Common Stock. As a result, New Valley, through its subsidiary, controls all matters requiring stockholder approval, including the election of directors, the appointment of officers and approval of significant corporate transactions including a merger, an acquisition or a sale of all or substantially all of the Company's assets. Such concentration of ownership may also have the effect of delaying or preventing a change in control of the Company. In addition, the Company is subject to a State of Delaware statute regulating business combinations, which may also hinder or delay a change of control.

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

ITEM 2. PROPERTIES

         The Company's corporate offices are located in the executive offices of New Valley. CDS leased approximately 5,738 square feet of office space in Fort Lee, New Jersey that was previously used for its corporate offices, sales, customer service and administrative functions. In 2001 and 2002, the Company sublet at its cost the New Jersey facility on a month-to-month basis. In January 2003, the sublease tenant abandoned the facility. In February 2003, the Company reached an understanding with the lessor where it would be released from the remaining lease obligations of $76,124 in exchange for the forfeiture of a security deposit of $18,505. The parties are in the process of completing the documentation for the settlement. The Company believes that its current facilities are adequate for the foreseeable future.

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

                                   HIGH                        LOW
                              ----------------          -------------------
           2002
       First Quarter             $  0.080                $      0.035
       Second Quarter               0.065                       0.035
       Third Quarter                0.080                       0.050
       Fourth Quarter               0.020                       0.100


           2001
       First Quarter            $   0.13                    $   0.04
       Second Quarter               0.12                        0.04
       Third Quarter                0.10                        0.04
       Fourth Quarter               0.07                        0.03

         As of March 24, 2003, there were 30 holders of record of the Company's Common Stock.

         DIVIDEND POLICY

         The Company has never declared or paid dividends on its Common Stock and does not expect to pay any dividends in the foreseeable future.

         RECENT SALES OF UNREGISTERED SECURITIES

         No other securities were issued in 2002.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

         Based on public filings by Dialog, management estimates that the Company owns an approximate 0.4% interest in Dialog on a fully diluted basis. The Company intends to seek new investments in other business opportunities. As the Company has only limited cash resources, the Company's ability to complete any acquisition or investment opportunities it may identify will depend on its ability to raise additional financing, as to which there can be no assurance. There can be no assurance that the Company will successfully identify, complete or integrate any future acquisition or investment, or that acquisitions or investments, if completed, will contribute favorably to its operations and future financial condition.

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

         On January 31, 2002, Dialog acquired all the shares of TDMI it did not already own by exercising an option previously granted by the remaining TDMI stockholders. The Company received preferred stock of Dialog in exchange for its interest in TDMI. The preferred stock was convertible into Dialog common stock and, on February 7, 2003, CDSI converted its Class B Preferred Shares into 330,000 shares of Dialog Common Stock.

RESULTS OF OPERATIONS

         REVENUES

         For the years ended December 31, 2002 and 2001, the Company did not generate revenues from operations.

         EXPENSES

         Expenses associated with corporate activities were $51,948 and $56,688 for the years ended December 31, 2002 and 2001, respectively. The expenses were primarily associated with costs necessary to maintain a public company. The decrease in expenses is associated with lower audit expenses in 2002. The expenses have been reduced by adjustments of previously established accruals of $5,000 and $15,000 for the years ended December 31, 2002 and 2001, respectively. These adjustments related to liabilities established when the Company conducted an on-line electronic directory service. The Company evaluates accruals on a quarterly basis and adjusts as appropriate.

         OTHER INCOME (EXPENSE)

         Interest and other income was $2,569 and $7,988 for the years ended December 31, 2002 and 2001, respectively. The difference was primarily due to lower interest rates in 2002. The Company recorded $100,000 in income in 2001 relating to the repayment of a loan receivable from TDMI. The carrying value of the loan had been reduced to zero in the second quarter of 1999 when the Company suspended recognizing its share of the additional losses of TDMI.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2002, the Company had an accumulated deficit of approximately $8 million. The Company has reported an operating loss in each of its fiscal quarters since inception and it expects to continue to incur operating losses in the immediate future. The Company has reduced operating expenses and is seeking acquisition and investment opportunities. No assurance can be given that the Company will not continue to incur operating losses.

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

         Cash used for operations for the years ended December 31, 2002 and 2001 was $50,598 and $87,502, respectively. The decrease is primarily due to a lower balance in accrued expenses at December 31, 2001 versus December 31, 2000, which resulted in lower payments of accounts payable and accrued liabilities for the year ended December 31, 2002 as compared to the year ended December 31, 2001. Included in the Company's accrued liabilities as of December 31, 2002 is $1,500 of liabilities established in the disposal of the Company's former business of marketing and leasing an inventory control system for tobacco products. The Company evaluates its accruals on a quarterly basis and makes adjustments when appropriate.

         The Company does not expect significant capital expenditures during the year ended December 31, 2003.

         At December 31, 2002, the Company had cash and cash equivalents of $215,087. The Company does not currently have any commitments for any additional financing, and there can be no assurance that any such commitments can be obtained. Any additional equity financing may be dilutive to its existing stockholders, and debt financing, if available, may involve pledging some or all of its assets and may contain restrictive covenants with respect to raising future capital and other financial and operational matters.

         Inflation and changing prices had no material impact on revenues or the results of operations for the year ended December 31, 2002 and 2001.

         Management is currently evaluating alternatives to supplement the Company's present cash and cash equivalents to meet its liquidity requirements over the next twelve months. Such alternatives include seeking additional investors and/or lenders and disposing of the share of Dialog common stock held by the Company. On February 7, 2003, the Company converted its Class B Preferred Shares into Dialog Common Stock, which is traded on the NASD OTC Bulletin Board. However, there is only a limited trading market for the Dialog shares, and the Company may not be able to sell any material portion of its shares at prevailing market prices. Although there can be no assurance, the Company believes that it will be able to continue as a going concern for the next twelve months.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III
                                   MANAGEMENT


ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS


         Set forth below are the names, ages and positions of the Company's directors and executive officers as of March 24, 2003.


                   NAME                             AGE                               POSITION
-------------------------------------------     ------------    -----------------------------------------------------
Richard J. Lampen......................              49         President, Chief Executive Officer and Director
J. Bryant Kirkland III.................              37         Vice President, Chief Financial Officer,
                                                                  Secretary, Treasurer and Director
Robert M. Lundgren.....................              44         Director
Henry Morris...........................              49         Director


         RICHARD J. LAMPEN, age 49, has served as President and Chief Executive Officer of the Company since November 1998 and as a director of the Company since January 1997. Since October 1995, Mr. Lampen has been the Executive Vice President of New Valley, a publicly held company principally engaged in the real estate business and seeking to acquire additional operating companies. Since July 1996, he has served as the Executive Vice President of New Valley affiliate, Vector Group Ltd. ("Vector"), a New York Stock Exchange listed holding company. From May 1992 to September 1995, Mr. Lampen was a partner at Steel Hector & Davis, a law firm located in Miami, Florida. From January 1991 to April 1992, Mr. Lampen was a Managing Director at Salomon Brothers Inc., an investment bank, and was an employee at Salomon Brothers Inc from 1986 to April 1992. Mr. Lampen is a director of New Valley and Ladenburg Thalmann Financial Services Inc. Mr. Lampen has served as a director of a number of other companies, including U.S. Can Corporation, The International Bank of Miami, N.A., Spec's Music Inc. and Panaco, Inc., as well as a court-appointed independent director of Trump Plaza Funding, Inc. Mr. Lampen received a Bachelor of Arts degree from The Johns Hopkins University in 1975 and received a Juris Doctorate degree in 1978 from Columbia Law School.

         J. BRYANT KIRKLAND III, age 37, has served as the Company's Vice President, Chief Financial Officer, Secretary and Treasurer since January 1998 and as a director of the Company since November 1998. Mr. Kirkland has served in various financial capacities with New Valley since November 1994 and since January 1998 as the Vice President, Treasurer and Chief Financial Officer of New Valley. Since January 2001, Mr. Kirkland has served as a Vice President of Vector and from June 2001 until October 2002, Mr. Kirkland served as Chief Financial Officer of Ladenburg Thalmann Financial Services Inc. Mr. Kirkland received a Bachelor of Science in Business Administration from the University of North Carolina in 1987.

         ROBERT M. LUNDGREN, age 44, has served as a director of the Company since January 1997. He also served as Vice President, Chief Financial Officer, Secretary and Treasurer of the Company from January 1997 through January 14, 1998. Mr. Lundgren has served as Director of Finance and Operations of Palmer Trinity School in Miami since July 2002. Mr. Lundgren was an independent consultant from October 2001 to July 2002. Mr. Lundgren was employed by Solar Cosmetic Labs, Inc. as Chief Financial Officer from January 15, 1998 to October 2001. From November 1994 through January 14, 1998, Mr. Lundgren was employed by New Valley where he served as Vice President and Chief Financial Officer from May 1996 to January 14, 1998. From November 1992 through November 1994, Mr. Lundgren worked for Deloitte &

Touche as a Senior Manager in the audit practice. Mr. Lundgren has been a certified public accountant since 1981 and holds a Bachelor of Science in Accounting from Wake Forest University.

         HENRY MORRIS, age 49, became a director of the Company in May 1997. Since 1989, Mr. Morris has been the Chairman and President of Morris & Carrick, Inc., a political and media consulting firm. Mr. Morris is also Chairman of the Board and Chief Executive Officer of Curran & Connors, Inc., a designer and producer of annual reports and corporate literature. Mr. Morris received a Bachelor of Arts degree in 1974 from Columbia College and a Juris Doctorate degree in 1978 from Columbia Law School.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms which they file. Based solely on review of the copies of such forms furnished to the Company, or written representations that no Forms 5 were required, the Company believes that, during and with respect to the fiscal year ended December 31, 2002, all officers and directors complied with applicable
Section 16(a) filing requirements.

ITEM 10. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

         The following table sets forth the combined remuneration paid or accrued by the Company during its last three fiscal years to those persons who were, at December 31, 2002, the Company's Chief Executive Officer or who were executive officers whose cash compensation exceeded $100,000 (the "named executive officers").

                           SUMMARY COMPENSATION TABLE

                                                                                   LONG TERM
                                                  ANNUAL COMPENSATION            COMPENSATION
         NAME AND                                 -------------------            COMMON SHARES          ALL OTHER
    PRINCIPAL POSITION           YEAR           SALARY           BONUS        UNDERLYING OPTIONS      COMPENSATION
    ------------------           ----           ------           -----        ------------------      ------------

Richard J. Lampen                2002            ---              ---                 --                   ---
  President and Chief            2001            ---              ---                 --                   ---
  Executive Officer(1)           2000            ---              ---                 --                   ---


--------------------

(1) Richard J. Lampen, who has served as President and Chief Executive Officer of the Company since November 5, 1998, did not receive any salary or other compensation from the Company in 2002, 2001 or 2000, other than the normal compensation paid to directors of the Company. See "Compensation of Directors."

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of March 24, 2003, the beneficial ownership of the Company's Common Stock (the only class of voting securities) by
(i) each person known to the Company to own beneficially more than five percent of the Common Stock, (ii) each of the Company's directors, (iii) each of the Company's named executive officers (as such term is defined in the Summary Compensation Table above) and (iv) all directors and executive officers as a group. Unless otherwise indicated, each person possesses sole voting and investment power with respect to the shares indicated as beneficially owned, and the business address of each person is 100 S.E. Second Street, Miami, Florida 33131.


                                                           NUMBER OF SHARES OF
                NAME AND ADDRESS(1)                           COMMON STOCK               PERCENTAGE OF OWNERSHIP
-----------------------------------------------------     ----------------------    ----------------------------------
New Valley Corporation(2)(3).....................                1,990,000                         55.0%
Alki Corp. (3)
204D Weldin Building
Wilmington, DE 19810
                                                                                                      *
J. Bryant Kirkland III(4)........................                    9,000
                                                                                                      *
Richard J. Lampen(4).............................                    9,000
                                                                                                      *
Henry Morris(4)..................................                    9,000
        271 Madison Avenue
        New York, NY 10016
                                                                                                      *
Robert Lundgren(4)...............................                   16,333
       4920 N.W. 165th Street
       Miami, FL 33014

All executive officers and directors
      As a group (4 persons)(4)..................                   43,333                          1.4%


-------------------
*    Less than 1%

(1) Unless otherwise indicated, each named person has sole voting and investment power with respect to the shares set forth opposite such named person's name.

(2) Includes 500,000 shares subject to warrants, which are currently exercisable or exercisable within 60 days of the date hereof.

(3) Both New Valley and Alki Corp. (successor to Direct Assist Holding, Inc.) ("Alki"), a wholly-owned subsidiary of New Valley, have shared voting and investment power with regard to such shares. J. Bryant Kirkland III, an executive officer and a director of the Company, serves as Vice President, Chief Financial Officer and Treasurer of New Valley and Alki and Richard J. Lampen, an executive officer and a director of the Company, serves as Executive Vice President of New Valley and Alki and as a director of New Valley. Neither Mr. Kirkland nor Mr. Lampen has investment authority or voting control over the Company's securities owned by New Valley or Alki. The other executive officers and directors of New Valley are Bennett S. LeBow, Chairman and Chief Executive Officer of New Valley; Howard M. Lorber, President of New Valley and a director of New Valley and Chairman, President and Chief Executive Officer of Alki; Marc N. Bell, Vice President, Associate General Counsel and Secretary of New Valley and Alki; and Henry C. Beinstein, Arnold I. Burns, Ronald J. Kramer, Barry W. Ridings and Victor M. Rivas, directors of New Valley.

(4) Includes shares subject to options and/or warrants currently exercisable or exercisable within 60 days of the date hereof.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Certain accounting and related finance functions are performed on behalf of the Company by employees of the Company's principal stockholder, New Valley. Expenses incurred relating to these functions are allocated to the Company and paid as incurred to New Valley based on management's best estimate of the cost involved. The amounts allocated were immaterial for all periods presented herein.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K


         EXHIBITS

         The Exhibits listed below are filed as part of this report.

2.1 Stock Purchase Agreement, dated as of October 1, 1998, by and between Digital Asset Management Inc., Acxiom and the Company (1)

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

3.3      Form of By-Laws of the Company (2)

10.1     Form of 1997 Stock Option Plan (2)

10.2 Form of PC411, Inc. New Valley Corporation Stock Option Plan and Agreement (2)

10.3 Agreement and Plan of Merger, dated as of May 6, 1998, among Coinexx Corporation, R. Mark Elmore, PC411, Inc. and PC411 Acquisition Corp.
         (4)

10.4 Asset Purchase Agreement, dated as of September 18, 2000, between Gutlove and Shirvint, Inc. and Controlled Distribution Systems, Inc.
         (5)

10.5 Investors' Rights Agreement, dated January 31, 2002, by and between IMX Pharmaceuticals, Inc. and the former stockholders of ThinkDirectMarketing, Inc. (6)

21       Subsidiaries of the Company*

99.1 Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.2 Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

----------------------------
*    Filed herewith.

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

         REPORTS ON FORM 8-K

         None.

ITEM 14. CONTROLS AND PROCEDURES

         The Company's principal executive officer and principal financial officer have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures within 90 days of the filing date of this annual report and have concluded that these controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d), the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on March 31, 2003, on its behalf by the undersigned, thereunto duly authorized.

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

         Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on March 31, 2003.


         SIGNATURE                               TITLE
--------------------------     -------------------------------------------


/s/ Richard J. Lampen            Director, President and
--------------------------       Chief Executive Officer
Richard J. Lampen


/s/ J. Bryant Kirkland III       Director, Vice President and
--------------------------       Chief Financial Officer
J. Bryant Kirkland III           (principal accounting and financial officer)


/s/ Henry Morris                 Director
--------------------------
Henry Morris


/s/ Robert Lundgren              Director
--------------------------
Robert Lundgren

                                  CERTIFICATION

I, Richard J. Lampen, certify that:

1.       I have reviewed this annual report on Form 10-KSB of CDSI Holdings
         Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003


                                     /s/ RICHARD J. LAMPEN
                                     ------------------------------------------
                                         Richard J. Lampen
                                         Chairman and Chief Executive Officer

                                  CERTIFICATION

I, J. Bryant Kirkland III, certify that:

1.       I have reviewed this annual report on Form 10-KSB of CDSI Holdings
         Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003


                                  /s/ J. BRYANT KIRKLAND III
                                  --------------------------------------------
                                    J. Bryant Kirkland III
                                    Vice President and Chief Financial Officer

                      CDSI HOLDINGS INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

        (With Report of Independent Certified Public Accountants Thereon)

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

     Consolidated Statements of Cash Flows                                F-6

     Notes to Consolidated Financial Statements                           F-8

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS






The Stockholders and Board of Directors of
CDSI Holdings Inc.:



In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of CDSI Holdings Inc. and its subsidiaries (the "Company") at December 31, 2002, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.





/s/PricewaterhouseCoopers LLP

Miami, Florida
March 21, 2003

                       CDSI HOLDINGS INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET



                                                                         DECEMBER 31,
                                                                             2002
                                                                         -----------
                                ASSETS

Current assets:
    Cash and cash equivalents ....................................       $   215,087
                                                                         -----------
           Total assets ..........................................       $   215,087
                                                                         ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued expenses ........................       $    14,106
                                                                         -----------

           Total current liabilities
                                                                         -----------

Commitments and contingencies ....................................                --

Stockholders' equity:
    Preferred stock, $.01 par value.  Authorized 5,000,000 shares;
      no shares issued and outstanding ...........................                --
    Common stock, $.01 par value.  Authorized 25,000,000 shares;
      3,120,000 shares issued and outstanding
                                                                              31,200
    Additional paid-in capital ...................................         8,209,944
    Accumulated deficit ..........................................        (8,040,163)
                                                                         -----------
           Total stockholders' equity ............................           200,981
                                                                         -----------
           Total liabilities and stockholders' equity ............       $   215,087
                                                                         ===========


          See accompanying notes to consolidated financial statements.

                       CDSI HOLDINGS INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                        YEAR ENDED DECEMBER 31,
                                                      ------------------------------
                                                          2002               2001
                                                      -----------        -----------
Revenues ......................................       $        --         $       --
                                                      -----------        -----------

Cost and expenses:
    General and administrative ................            51,948             56,688
                                                      -----------        -----------
                                                           51,948             56,688
                                                      -----------        -----------
         Operating loss .......................           (51,948)           (56,688)
                                                      -----------        -----------

Other income (expense):
    Interest income ...........................             2,569              7,988

    Payment of note receivable
         from ThinkDirectMarketing ............                --            100,000
                                                      -----------        -----------
                                                            2,569            107,988
                                                      -----------        -----------
         Net (loss) income ....................       $   (49,379)       $    51,300
                                                      ===========        ===========

Net (loss) income per share (basic and diluted)       $     (0.02)       $      0.02
                                                      ===========        ===========

Shares used in computing net (loss) income
    per share .................................         3,120,000          3,120,000
                                                      ===========        ===========






          See accompanying notes to consolidated financial statements.

                       CDSI HOLDINGS INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY






                                            COMMON STOCK                 ADDITIONAL                                  TOTAL
                                       -------------------------          PAID-IN             ACCUMULATED        STOCKHOLDERS'
                                        SHARES           AMOUNT            CAPITAL              DEFICIT               EQUITY
                                      ---------          -------          ----------          -----------        --------------
Balance at December 31, 2000          3,120,000          $31,200          $8,209,944          $(8,042,084)          $ 199,060

Net income .................                 --               --                  --               51,300              51,300
                                      ---------          -------          ----------          -----------           ---------

Balance at December 31, 2001          3,120,000          $31,200          $8,209,944          $(7,990,784)          $ 250,360

Net loss ...................                                                                      (49,379)            (49,379)
                                      ---------          -------          ----------          -----------           ---------
Balance at December 31, 2002          3,120,000          $31,200          $8,209,944           (8,040,162)            200,981
                                      =========          =======          ==========          ===========           =========



          See accompanying notes to consolidated financial statements.

                       CDSI HOLDINGS INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                          YEAR ENDED DECEMBER 31,
                                                                       -----------------------------
                                                                          2002                2001
                                                                       ---------           ---------
Cash flows from operating activities:
    Net (loss) income .......................................          $ (49,379)          $  51,300
    Adjustments to reconcile net (loss) income to
      net cash used in operating activities:
         Payment of note receivable from TDMI ...............                 --            (100,000)
         Changes in assets and liabilities:
             Other assets ...................................            (18,505)                 --
             Accounts payable and accrued expenses ..........             17,286             (38,802)
                                                                       ---------           ---------
                Net cash used in operating activities .......            (50,598)            (87,502)
                                                                       ---------           ---------

Cash flows from investing activities:

    Payment of note receivable from ThinkDirectMarketing Inc.                 --             100,000
                                                                       ---------           ---------
                Net cash provided by investing activities ...                 --             100,000
                                                                       ---------           ---------

                Net (decrease) increase in cash .............            (50,598)             12,498


Cash and cash equivalents beginning of period ...............            265,685             253,187
                                                                       ---------           ---------

Cash and cash equivalents at end of period ..................          $ 215,087           $ 265,685
                                                                       =========           =========


                       CDSI HOLDINGS INC. AND SUBSIDIARIES


                                                                                    YEAR ENDED DECEMBER 31,
                                                                           ------------------------------------------
                                                                                  2002                  2001
                                                                           -------------------   --------------------
Supplemental cash flow information:
   Cash paid during year for:
      Interest                                                                         --                    --
      Income taxes                                                                     --                    --









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

       At December 31, 2002, the Company had an accumulated deficit of approximately $8 million. The Company has reported an operating loss in each of its fiscal quarters since inception and it expects to continue to incur operating losses in the immediate future. The Company has reduced operating expenses and is seeking acquisition and investment opportunities. No assurance can be given that the Company will not continue to incur operating losses.

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

                       CDSI HOLDINGS INC. AND SUBSIDIARIES

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

       COMPUTATION OF BASIC AND DILUTED NET (LOSS) INCOME PER SHARE

       Basic net (loss) income per share of Common Stock has been computed by dividing the net (loss) income applicable to common shareholders by the weighted average number of shares of common stock outstanding during the year. Diluted loss per share is computed by dividing net loss applicable to common shareholders by the weighted average number of common shares outstanding, increased by the assumed conversion of other potentially dilutive securities during the period. Stock options and warrants totaling 656,788 and 2,979,288 shares at December 31, 2002 and 2001, respectively, were excluded from the calculation of diluted per share results presented because their effect was anti-dilutive. Accordingly, diluted net (loss) income per common share is the same as basic net
       (loss) income per common share. On May 13, 2002, a total of 2,322,500 of the stock options and warrants expired.

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


(3)    THINKDIRECTMARKETING, INC. TRANSACTION

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

                       CDSI HOLDINGS INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


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

       In October 2000, TDMI and Cater Barnard plc (formerly known as VoyagerIT.com) entered into an agreement whereby Cater Barnard purchased for $5,000,000 shares of TDMI's convertible preferred stock and convertible notes on various dates between November 10, 2000 and June 8, 2001. On October 16, 2001, Cater Barnard agreed to use its best efforts to fund an additional $1,250,000 to TDMI by January 31, 2002 and on the same date, the TDMI stockholders granted Cater Barnard an option to purchase by January 31, 2002 all of TDMI's common stock not held by Cater Barnard for an aggregate purchase price of 78,750 shares of Convertible Preferred Stock of Dialog Group Inc. ("Dialog," formerly known as IMX Pharmaceuticals, Inc.). Dialog is a majority-owned subsidiary of Cater Barnard to which Cater Barnard had transferred its interest in TDMI. The preferred stock was initially convertible into 1,575,000 shares of Dialog common stock.

       On January 31, 2002, Dialog acquired all the shares of TDMI it did not already own by exercising the option previously granted to Cater Barnard. CDSI received 8,250 shares of Dialog Class B Convertible Preferred Stock in exchange for its interest in TDMI. Each share of Dialog Class B Preferred Stock was entitled to receive an annual dividend of $4.00 on December 31 of each year. The dividend was payable at the option of Dialog in shares of its Common Stock, which trades on the NASD OTC Electronic Bulletin Board under the symbol "DLGG". The shares of Dialog Class B Preferred Stock to be received by the Company were initially convertible into 165,000 shares of Dialog Common Stock.

       On November 4, 2002, the holders of Dialog Class B Preferred Stock and Dialog agreed to (i) increase the number of common shares into which the Dialog Class B Preferred Stock is convertible from 1,575,000 to 3,150,000 and (ii) eliminate the annual dividend on the Class B Preferred Stock. As a result, the Class B Preferred Stock held by CDSI became convertible into 330,000 shares of Dialog Common Stock. Based on public filings by Dialog, management estimates that CDSI's interest in Dialog is approximately 0.4% on a fully-diluted basis. On February 7, 2003, CDSI converted its preferred shares into 330,000 shares of Dialog Common Stock.

       Under an Investors' Rights Agreement dated January 31, 2002 between Dialog and the former TDMI stockholders, if Dialog receives a written request from at least 50% of the former TDMI stockholders to register the Dialog Common Stock issuable on conversion of the Dialog Class B Preferred Stock, it must use its best efforts to file, within 90 days of the receipt of such request, a registration statement covering the registration of such securities under the Securities Act of 1933.

       The Company accounted for its non-controlling interest in TDMI using the equity basis of accounting since November 5, 1998. In the second quarter of 1999, the carrying value of the Company's investment in TDMI, including the $100,000 note receivable, was reduced to zero as the cumulative equity in TDMI's losses exceeded the Company's investment in TDMI. Since the Company had no intention or commitment to fund future TDMI losses, commencing in the second quarter of 1999, the Company suspended recognizing its share of the additional losses of TDMI. The Company recorded income of $100,000 for the year ended December 31, 2001 in connection with the repayment of the $100,000 note receivable from TDMI.

                       CDSI HOLDINGS INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


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


(5)    STOCK OPTIONS

       The Company's 1997 Stock Option Plan (the "1997 Plan") provides for the grant of options to purchase the Company's stock to the employees and directors of the Company. The term of the options granted under the 1997 Plan is limited to 10 years. Subject to certain limitations under the 1997 Plan, the number of awards, the terms and conditions of any award granted thereunder (including the exercise price, grant price or purchase price) are at the discretion of the Board of Directors. The Board of Directors has reserved 750,000 shares of the Company's common stock for issuance under the 1997 Plan and, at December 31, 2002, 153,333 of the granted options were outstanding and exercisable.

       Stock options issued in 1995 and 1996 under a 1994 stock option plan, which was terminated in 1997, vested over a three-year period and have an exercise price of $11.52 per share. At December 31, 2002, 3,455 of the granted options were outstanding and exercisable.

       The following table summarizes information regarding outstanding and exercisable options as of December 31, 2002:


         EXERCISE                NUMBER                    WEIGHTED AVERAGE                    NUMBER
          PRICE               OUTSTANDING              CONTRACTUAL LIFE (YEARS)             EXERCISABLE
     -----------------       ----------------         ----------------------------         --------------
            $0.28                  6,000                         7.85                            6,000
             0.44                 12,000                         8.03                           12,000
             1.50                110,000                         6.00                          110,000
             5.50                 25,333                         6.54                           25,333
            11.52                  3,455                         4.00                            3,445
                                 -------                                                       -------
                                 156,788                                                       156,788
                                 =======                                                       =======

       The Company applies APB Opinion No. 25 and related Interpretations in accounting for its stock options. In 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation", which, if fully adopted, changes the methods of recognition of cost on certain stock options. Had compensation cost for the Company's stock options been determined based on the fair value at the date of grant consistent with SFAS 123, the Company's net loss and basic and diluted net (loss) income per share would have been $(49,379) or $(0.02) in 2002 and $51,300 or $0.02 in 2001.

       No options were granted or forfeited for the year ended December 31, 2002 and the weighted average exercise price per share of options outstanding is $2.24.

       In addition to the options issued in connection with the stock option plans, the Company has granted Direct Assist Holding Inc., a wholly-owned subsidiary of New Valley, options to acquire 500,000 shares of Common Stock at $5.75 per share, which fully vested upon the completion of the IPO. The options expire in January 2007.


(7)    LEASE

       At December 31, 2002, the Company was obligated under a noncancelable operating lease agreement for CDS's former facility in New Jersey, expiring in June 2003. The lease requires the Company to pay utilities, insurance, capital and operating expenses. In 2001 and 2002, the Company sublet at its cost the New Jersey facility on a month-to-month basis. In

                       CDSI HOLDINGS INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


       January 2003, the sublease tenant abandoned the facility. In February 2003, the Company reached an agreement with the lessor where it would be released from the lease obligations of $76,124 in exchange for the forfeiture of a security deposit of $18,505. Total rental expense, net of sublease income, for the years ended December 31, 2002 and 2001 was $0 and $0, respectively.


(8)    STOCKHOLDERS' EQUITY

       PREFERRED STOCK

       The Company has the authority to issue 5,000,000 shares of Preferred Stock, which may be issued from time to time in one or more series.

       REDEEMABLE CLASS A WARRANTS

       Each Redeemable Class A Warrant (the "Warrant") issued in the IPO entitles the holder to purchase one share of Common Stock at an initial exercise price of $6.10 at any time through May 13, 2002. There were 2,322,500 Warrants outstanding at December 31, 2001, of which 1,000,000 were held by New Valley. The Warrants expired on May 13, 2002 and, as a result, no Warrants were outstanding at December 31, 2002.


(9)   INCOME TAXES

       During the years ended December 31, 2002 and 2001, the Company had no income and therefore made no provision for Federal and state income taxes.

       At December 31, 2002, the Company had approximately $6,825,000 of net operating loss carryforwards for federal and state tax reporting purposes available to offset future taxable income, if any; such carryforwards expire between 2009 and 2022 (federal) and 2005 and 2022 (state), respectively. Deferred tax assets and liabilities principally relate to net operating loss carryforwards and aggregate approximately $2,320,000 before valuation allowance. In assessing the realizability of the net deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. As of December 31, 2002, the Company has provided a full valuation allowance against net deferred tax assets due to the Company's uncertainty of future taxable income against which the deferred tax asset may be utilized. Accordingly, no deferred tax asset has been recorded on the accompanying balance sheet.