Form 10KSB/A
period 2002-12-31
CDSI HOLDINGS INC
filed 2003-04-30
CIK 1023994

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          -----------------------------

                                  FORM 10-KSB/A
                                (AMENDMENT NO. 1)
                          -----------------------------

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

                                  305-579-8000
                           (Issuer's telephone number)

================================================================================

         THE ANNUAL REPORT ON FORM 10-KSB OF CDSI HOLDINGS INC. (THE "COMPANY") FOR THE YEAR ENDED DECEMBER 31, 2002 IS HEREBY AMENDED TO INCLUDE THE EQUITY COMPENSATION PLAN INFORMATION IN PART III, ITEM 11 OF SUCH ANNUAL REPORT:


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


                                                           NUMBER OF SHARES OF
                NAME AND ADDRESS(1)                           COMMON STOCK               PERCENTAGE OF OWNERSHIP
-----------------------------------------------------     ----------------------    ----------------------------------
New Valley Corporation(2)(3).....................                1,990,000                         55.0%
Alki Corp. (3)
204D Weldin Building
Wilmington, DE 19810
                                                                                                      *
J. Bryant Kirkland III(4)........................                    9,000
                                                                                                      *
Richard J. Lampen(4).............................                    9,000
                                                                                                      *
Henry Morris(4)..................................                    9,000
        271 Madison Avenue
        New York, NY 10016
                                                                                                      *
Robert Lundgren(4)...............................                   16,333
       7900 SW 176 Street
       Miami, FL 33157

All executive officers and directors
      As a group (4 persons)(4)..................                   43,333                          1.4%

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

EQUITY COMPENSATION PLAN INFORMATION

         The following table summarizes information about the options, warrants and rights and other equity compensation under the Company's equity plans as of December 31, 2002.



                                                                                         NUMBER OF SECURITIES REMAINING
                           NUMBER OF SECURITIES TO                                        AVAILABLE FOR FUTURE ISSUANCE
                           BE ISSUED UPON EXERCISE       WEIGHTED-AVERAGE EXERCISE          UNDER EQUITY COMPENSATION
                           OF OUTSTANDING OPTIONS,          PRICE OF OUTSTANDING           PLANS (EXCLUDING SECURITIES
                             WARRANTS AND RIGHTS           OPTIONS, WARRANTS AND            REFLECTED IN COLUMN (A))
                                                                   RIGHTS
      PLAN CATEGORY                  (A)                            (B)                                (C)
      -------------        -----------------------      --------------------------       ---------------------------------

Equity compensation
plans approved by
security holders (1)....              153,333                         $2.03                           596,667

Equity compensation
plans not approved by
security holders (2)....              503,455                         $5.79                               - 0 -

         Total..........              656,788                         $4.91                           596,667


-----------------------

(1) Includes options to purchase 153,333 shares of the Company's Common Stock under the 1997 Stock Option Plan, which was approved by stockholders.

(2) Includes options to purchase 3,455 shares of Common Stock issued under a 1994 Stock Option Plan, which was terminated in 1997, and an option to purchase 500,000 shares of Common Stock issued in 1997 to a wholly-owned subsidiary of New Valley. For additional information concerning the options, see note 5 to the Company's consolidated financial statements.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d), the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on April 30, 2003, on its behalf by the undersigned, thereunto duly authorized.

                                      CDSI Holdings Inc.

                                      By:      /s/ J. Bryant Kirkland III
                                          ----------------------------------
                                          J. Bryant Kirkland III
                                          Vice President and Chief Financial
                                          Officer

                                  CERTIFICATION


I, Richard J. Lampen, certify that:

1. I have reviewed this annual report on Form 10-KSB/A, Amendment No. 1, of CDSI Holdings Inc.;

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

Date: April 30, 2003


                                       /s/ Richard J. Lampen
                                       ----------------------------------------
                                           Richard J. Lampen
                                           Chairman and Chief Executive Officer

                                  CERTIFICATION

I, J. Bryant Kirkland III, certify that:

1. I have reviewed this annual report on Form 10-KSB/A, Amendment No. 1, of CDSI Holdings Inc.;

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

Date: April 30, 2003


                              /s/ J. Bryant Kirkland III
                              -------------------------------------------------
                                  J. Bryant Kirkland III
                                  Vice President and Chief Financial Officer