Form 10QSB
period 2003-03-31
CDSI HOLDINGS INC
filed 2003-05-15
CIK 1023994

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

YES [X] NO [ ]


     AS OF MAY 15, 2003, THERE WERE OUTSTANDING 3,120,000 SHARES OF THE ISSUER'S COMMON STOCK, $.01 PAR VALUE.


================================================================================

                       CDSI HOLDINGS INC. AND SUBSIDIARIES
                         QUARTERLY REPORT ON FORM 10-QSB
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003


                                TABLE OF CONTENTS



                                                                             PAGE
                                                                             ----

PART I. FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements (Unaudited):

          Condensed Consolidated Balance Sheets as of March 31,
              2003 and December 31, 2002....................................    3

          Condensed Consolidated Statements of Operations for
              the three months ended March 31, 2003 and 2002................    4

          Condensed Consolidated Statements of Cash Flows for
              the three months ended March 31, 2003 and 2002................    5

          Notes to Condensed Consolidated Quarterly Financial
              Statements  ..................................................    6

Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations...........................    9

Item 3.   Controls and Procedures...........................................   12

PART  II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds.........................    13

Item 6.  Exhibits and Reports on Form 8-K..................................    13

SIGNATURE................................................................      14

CERTIFICATIONS...........................................................      15


                       CDSI HOLDINGS INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)



                                                                      March 31,              December 31,
                                                                        2003                     2002
                                                                      -----------             -----------

                                ASSETS:

Current assets:
    Cash and cash equivalents ............................            $   208,142             $   215,087
                                                                      -----------             -----------

         Total assets ....................................            $   208,142             $   215,087
                                                                      ===========             ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued expenses ................            $    20,926             $    14,106
                                                                      -----------             -----------

         Total current liabilities .......................                 20,926                  14,106
                                                                      -----------             -----------

Commitments and contingencies ............................                     --                      --

Stockholders' equity:
    Preferred stock, $.01 par value. Authorized 5,000,000
       shares; no shares issued and outstanding ..........                     --                      --
    Common stock, $.01 par value.  Authorized 25,000,000
       shares; 3,120,000 shares issued and outstanding ...                 31,200                  31,200
    Additional paid-in capital ...........................              8,209,944               8,209,944
    Accumulated deficit ..................................             (8,053,928)             (8,040,163)
                                                                      -----------             -----------

         Total stockholders' equity ......................                187,216                 200,981
                                                                      -----------             -----------

         Total liabilities and stockholders' equity ......            $   208,142             $   215,087
                                                                      ===========             ===========




      See accompanying Notes to Condensed Consolidated Financial Statements

                       CDSI HOLDINGS INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                          Three Months Ended March 31,
                                                       -----------------------------------
                                                           2003                    2002
                                                       -----------             -----------
Revenues ..................................            $        --             $        --

Expenses:
     General and administrative ...........                 14,428                   8,920
                                                       -----------             -----------
                                                            14,428                   8,920
                                                       -----------             -----------

Operating loss ............................                (14,428)                 (8,920)
                                                       -----------             -----------

     Interest income ......................                    663                     528
                                                       -----------             -----------

Net loss ..................................            $   (13,765)            $    (8,392)
                                                       ===========             ===========

Net loss per share (basic and diluted) ....            $     (0.00)            $     (0.00)
                                                       ===========             ===========

Shares used in computing net loss per share              3,120,000               3,120,000
                                                       ===========             ===========















      See accompanying Notes to Condensed Consolidated Financial Statements

                       CDSI HOLDINGS INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                             Three Months Ended March 31,
                                                                           --------------------------------
                                                                             2003                  2002
                                                                           ---------             ---------
Cash flows from operating activities:
   Net loss ...................................................            $ (13,765)            $  (8,392)
   Increase (decrease) in accounts payable and accrued expenses                6,820                  (999)
                                                                           ---------             ---------

Net cash used in operating activities .........................               (6,945)               (9,391)
                                                                           ---------             ---------

Net cash from investing activities ............................                   --                    --
                                                                           ---------             ---------

Net cash from financing activities ............................                   --                    --
                                                                           ---------             ---------

Net decrease in cash and cash equivalents .....................               (6,945)               (9,391)
Cash and cash equivalents at beginning of period ..............              215,087               265,685
                                                                           ---------             ---------

Cash and cash equivalents at end of period ....................            $ 208,142             $ 256,294
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

       At March 31, 2003, the Company had an accumulated deficit of approximately $8.1 million. The Company has reported an operating loss in each of its fiscal quarters since inception and it expects to continue to incur operating losses in the immediate future. The Company has reduced operating expenses and is seeking acquisition and investment opportunities. No assurance can be given that the Company will not continue to incur operating losses.

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


(2)    PRINCIPLES OF REPORTING

       The financial statements of the Company as of March 31, 2003 presented herein have been prepared by the Company and are unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2003 and the results of operations and cash flows for all periods presented have been made. Results for the interim periods are not necessarily indicative of the results for the entire year.

       These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2002 included in the Company's Form 10-KSB, as amended, filed with the Securities and Exchange Commission (Commission File No. 0001-22563).

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

                       CDSI HOLDINGS INC. AND SUBSIDIARIES

                                   (UNAUDITED)



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

       Stock options and warrants (both vested and non-vested) totaling 656,788 and 2,979,288 shares at March 31, 2003 and 2002, respectively, were excluded from the calculation of diluted per share results presented because their effect was anti-dilutive. Accordingly, diluted net loss per common share is the same as basic net loss per common share. On May 13, 2002, 2,322,500 of the stock options and warrants outstanding at March 31, 2002 expired.

                       CDSI HOLDINGS INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    OVERVIEW

         Based on public filings by Dialog Group Inc. (formerly known as IMX Pharmaceuticals Inc.), management estimates that the Company owns an approximate 0.4% interest in Dialog on a fully diluted basis. Dialog is a provider of relationship marketing communications services, business and consumer targeting databases for the healthcare, financial, and other direct-to-consumer, direct-to-professional, business markets. The Dialog Common Stock, which trades on the NASD OTC Electronic Bulletin Board under the symbol "DLGG", is registered under the Securities Exchange Act of 1934, and Dialog files periodic and other reports with the Securities and Exchange Commission.

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

    RESULTS OF OPERATIONS

         REVENUES

         For the three months ended March 31, 2003 and 2002, the Company did not generate revenues from operations.

         EXPENSES

         Expenses associated with corporate activities were $14,428 for the three months ended March 31, 2003, as compared to $8,920 for the same period in the prior year. The amounts were primarily due to the costs necessary to maintain a public company and the increase in 2003 is due primarily to increased audit expenses. In addition, the expenses for the three months ended March 31, 2002 have been reduced by adjustments of previously established accruals of $1,250. These adjustments related to liabilities established when the Company conducted an on-line electronic directory service. The Company evaluates accruals on a quarterly basis and adjusts as appropriate.

                       CDSI HOLDINGS INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


         OTHER INCOME

         Interest income was $663 for the three months ended March 31, 2003, compared to $528 for the three months ended March 31, 2002.

    LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2003, the Company had an accumulated deficit of approximately $8.1 million. The Company has reported an operating loss in each of its fiscal quarters since inception and it expects to continue to incur operating losses in the immediate future. The Company has reduced operating expenses and is seeking acquisition and investment opportunities. No assurance can be given that the Company will not continue to incur operating losses.

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

         Cash used for operations for the three months ended March 31, 2003 and 2002 was $6,945 and $9,391, respectively. The decrease is associated primarily with the timing of payments of accounts payable and accrued liabilities. Included in the Company's accrued liabilities as of March 31, 2003 is $1,457 of liabilities established in the disposal of the Company's former business of marketing and leasing an inventory control system for tobacco products. The Company evaluates its accruals on a quarterly basis and makes adjustments when appropriate.

         The Company does not expect significant capital expenditures during the year ended December 31, 2003.

         At March 31, 2003, the Company had cash and cash equivalents of $208,142. The Company does not currently have any commitments for any additional financing, and there can be no assurance that any such commitments can be obtained. Any additional equity financing may be dilutive to its existing stockholders, and debt financing, if available, may involve pledging some or all of its assets and may contain restrictive covenants with respect to raising future capital and other financial and operational matters.

         Inflation and changing prices had no material impact on revenues or the results of operations for the three months ended March 31, 2003 and 2002.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         The Company and its representatives may from time to time make oral or written "forward-looking statements" within the meaning of the Private Securities Reform Act of 1995 (the "Reform Act"), including any statements that may be contained in the foregoing "Management's Discussion and Analysis of Financial Condition and Results of Operations", in this report and in other filings with the Securities and Exchange Commission and in its reports to stockholders, which represent the Company's expectations or beliefs with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties and, in connection with the "safe-harbor" provisions of the Reform Act, the Company has identified under "Risk Factors" in Item 1 of the Company's Form 10-KSB for the year ended December 31, 2002 filed with the Securities and Exchange Commission and in this section important factors that could cause actual results to differ materially from those contained in any forward-looking statements made by or on behalf of the Company.

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

                       CDSI HOLDINGS INC. AND SUBSIDIARIES


                           PART II. OTHER INFORMATION


Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         No securities of the Company that were not registered under the Securities Act of 1933 have been issued or sold by the Company during the quarter ended March 31, 2003.


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




                                       CDSI HOLDINGS INC.
                                       (Registrant)



Date:  May 15, 2003                    By:   /s/ J. BRYANT KIRKLAND III
                                             ----------------------------------
                                             J. Bryant Kirkland III
                                             Vice President, Treasurer
                                             and Chief Financial Officer
                                             (Duly Authorized Officer and
                                               Chief Accounting Officer)

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

Date: May 15, 2003


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

Date: May 15, 2003


                                 /s/ J. BRYANT KIRKLAND III
                                 --------------------------------------------
                                   J. Bryant Kirkland III
                                   Vice President and Chief Financial Officer