Form 10QSB
period 2003-06-30
CDSI HOLDINGS INC
filed 2003-08-04
CIK 1023994

===============================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

                               YES [X]   NO [ ]

         AS OF AUGUST 1, 2003, THERE WERE OUTSTANDING 3,120,000 SHARES OF THE ISSUER'S COMMON STOCK, $.01 PAR VALUE.



================================================================================

                               CDSI HOLDINGS INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003


                                TABLE OF CONTENTS



                                                                          PAGE
                                                                          ----
PART I. FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements (Unaudited):

          Condensed Consolidated Balance Sheets as of June 30, 2003
            and December 31, 2002......................................... 2

          Condensed Consolidated Statements of Operations for the
             three months and six months ended June 30, 2003 and
             2002......................................................... 3

          Condensed Consolidated Statements of Cash Flows for the
            six months ended June 30, 2003 and 2002....................... 4

          Notes to the Condensed Quarterly Consolidated Financial
            Statements.................................................... 5

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations........................... 8

Item 3.   Controls and Procedures.........................................12


PART  II. OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds.......................13

Item 6.   Exhibits and Reports on Form 8-K................................13

SIGNATURE.................................................................14

                               CDSI HOLDINGS INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                   June 30,       December 31,
                                                                    2003              2002
                                                                -----------       -----------

                                ASSETS:

Current assets:
    Cash and cash equivalents ............................      $   185,189       $   215,087
                                                                -----------       -----------

         Total assets ....................................      $   185,189       $   215,087
                                                                ===========       ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued expenses ................      $    12,625       $    14,106
                                                                -----------       -----------

         Total current liabilities .......................           12,625            14,106
                                                                -----------       -----------

Commitments and contingencies ............................               --                --

Stockholders' equity:
    Preferred stock, $.01 par value.  Authorized 5,000,000
       shares; no shares issued and outstanding ..........               --                --
    Common stock, $.01 par value.  Authorized 25,000,000
       shares; 3,120,000 shares issued and outstanding ...           31,200            31,200
    Additional paid-in capital ...........................        8,209,944         8,209,944
    Accumulated deficit ..................................       (8,068,580)       (8,040,163)
                                                                -----------       -----------

         Total stockholders' equity ......................          172,564           200,981
                                                                -----------       -----------

         Total liabilities and stockholders' equity ......      $   185,189       $   215,087
                                                                ===========       ===========





      See accompanying Notes to Condensed Consolidated Financial Statements

                               CDSI HOLDINGS INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                      Three Months Ended                 Six Months Ended
                                                 -----------------------------       -----------------------------
                                                   June 30,          June 30,         June 30,         June 30,
                                                     2003              2002              2003              2002
                                                 -----------       -----------       -----------       -----------

Revenues ..................................      $        --       $        --       $        --       $        --

Cost and expenses:
     General and administrative ...........           15,205            12,408            29,633            21,328
                                                 -----------       -----------       -----------       -----------
                                                      15,205            12,408            29,633            21,328
                                                 -----------       -----------       -----------       -----------

Operating loss ............................          (15,205)          (12,408)          (29,633)          (21,328)
                                                 -----------       -----------       -----------       -----------

     Interest income ......................              553               503             1,216             1,031
                                                 -----------       -----------       -----------       -----------

Net loss ..................................      $   (14,652)      $   (11,905)      $   (28,417)      $   (20,297)
                                                 ===========       ===========       ===========       ===========

Net loss per share (basic and diluted) ....      $     (0.00)      $     (0.00)      $     (0.01)      $     (0.01)
                                                 ===========       ===========       ===========       ===========

Shares used in computing net loss per share        3,120,000         3,120,000         3,120,000         3,120,000
                                                 ===========       ===========       ===========       ===========



      See accompanying Notes to Condensed Consolidated Financial Statements

                               CDSI HOLDINGS INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                               Six Months Ended
                                                          -------------------------
                                                           June 30,       June 30,
                                                            2003            2002
                                                          ---------       ---------
Cash flows from operating activities:
   Net loss ........................................      $ (28,417)      $ (20,297)
   Decrease in accounts payable and accrued expenses         (1,481)         (7,449)
                                                          ---------       ---------

Net cash used in operating activities ..............        (29,898)        (27,746)
                                                          ---------       ---------

Net cash from investing activities .................             --              --
                                                          ---------       ---------

Net cash from financing activities .................             --              --
                                                          ---------       ---------

Net decrease in cash and cash equivalents ..........        (29,898)        (27,746)
Cash and cash equivalents at beginning of period ...        215,087         265,685
                                                          ---------       ---------

Cash and cash equivalents at end of period .........      $ 185,189       $ 237,939
                                                          =========       =========





      See accompanying Notes to Condensed Consolidated Financial Statements

                       CDSI HOLDINGS INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



(1)    BUSINESS AND ORGANIZATION

       CDSI Holdings Inc. (the "Company" or "CDSI") was incorporated in Delaware on December 29, 1993. On January 12, 1999, the Company's stockholders voted to change the corporate name of the Company from PC411, Inc. to CDSI Holdings Inc. Prior to May 8, 1998, the Company's principal business was an on-line electronic delivery information service that transmitted name, address, telephone number and other related information digitally to users of personal computers (the "PC411 Service"). On May 8, 1998, the Company acquired Controlled Distribution Systems, Inc. ("CDS"), a company engaged in the marketing and leasing of an inventory control system for tobacco products. In February 2000, CDSI announced CDS will no longer actively engage in the business of marketing and leasing the inventory control system.

       At June 30, 2003, the Company had an accumulated deficit of approximately $8.1 million. The Company has reported an operating loss in each of its fiscal quarters since inception and it expects to continue to incur operating losses in the immediate future. The Company has reduced operating expenses and is seeking acquisition and investment opportunities. No assurance can be given that the Company will not continue to incur operating losses.

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

(2)    PRINCIPLES OF REPORTING

       The financial statements of the Company as of June 30, 2003 presented herein have been prepared by the Company and are unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2003 and the results of operations and cash flows for all periods presented have been made. Results for the interim periods are not necessarily indicative of the results for the entire year.

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

       In October 2000, TDMI and Cater Barnard plc (formerly known as VoyagerIT.com) entered into an agreement whereby Cater Barnard purchased for $5,000,000 shares of TDMI's convertible preferred stock and convertible notes on various dates between November 10, 2000 and June 8, 2001. On October 16, 2001, Cater Barnard agreed to use its best efforts to fund an additional $1,250,000 to TDMI by January 31, 2002 and on the same date, the TDMI stockholders granted Cater Barnard an option to purchase by January 31, 2002 all of TDMI's common stock not held by Cater Barnard for an aggregate purchase price of 78,750 shares of Convertible Preferred Stock of Dialog Group Inc. ("Dialog," formerly known as IMX Pharmaceuticals, Inc.). Dialog was then a majority-owned subsidiary of Cater Barnard to which Cater Barnard had transferred its interest in TDMI. The preferred stock was initially convertible into 1,575,000 shares of Dialog common stock.

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

       On November 4, 2002, the holders of Dialog Class B Preferred Stock and Dialog agreed to (i) increase the number of common shares into which the

                       CDSI HOLDINGS INC. AND SUBSIDIARIES

                                   (UNAUDITED)


       Dialog Class B Preferred Stock is convertible from 1,575,000 to 3,150,000 and (ii) eliminate the annual dividend on the Class B Preferred Stock. As a result, the Class B Preferred Stock held by CDSI became convertible into 330,000 shares of Dialog Common Stock. Based on public filings by Dialog, management estimates that CDSI's interest in Dialog is approximately 0.3% on a fully-diluted basis. On February 7, 2003, CDSI converted its preferred shares into 330,000 shares of Dialog Common Stock.

       As contemplated by the Investors' Rights Agreement dated January 31, 2002 between Dialog and the former TDMI stockholders, Dialog filed a registration statement on June 25, 2003 with the Securities and Exchange Commission to register under the Securities Act of 1933, among other things, the Dialog shares held by CDSI as well as the Dialog Common Stock issuable on conversion of the Dialog Class B Preferred Stock held by the other former TDMI stockholders. The registration statement has not yet been declared effective.

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

       Stock options and warrants (both vested and non-vested) totaling 656,788 shares at June 30, 2003 and 2002, respectively, were excluded from the calculation of diluted per share results presented because their effect was anti-dilutive. Accordingly, diluted net loss per common share is the same as basic net loss per common share. On May 13, 2002, a total of 2,322,500 of the stock options and warrants expired.

                       CDSI HOLDINGS INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW


         Based on public filings by Dialog Group Inc. (formerly known as IMX Pharmaceuticals Inc.), management estimates that the Company owns an approximate 0.3% interest in Dialog on a fully diluted basis. Dialog is a provider of relationship marketing communications services and business and consumer targeting databases for the healthcare, financial, and other direct-to-consumer, direct-to-professional, business markets in the United States and anti-virus software in the United Kingdom. The Dialog Common Stock, which trades on the NASD OTC Electronic Bulletin Board under the symbol "DLGG", is registered under the Securities Exchange Act of 1934, and Dialog files periodic and other reports with the Securities and Exchange Commission.

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

                       CDSI HOLDINGS INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


RESULTS OF OPERATIONS


         REVENUES

         For the three and six months ended June 30, 2003 and 2002, the Company did not generate revenues from operations.

         EXPENSES

         Expenses associated with corporate activities were $15,205 and $29,633 for the three and six months ended June 30, 2003, respectively, as compared to $12,408 and $21,328 for the same periods in the prior year. The expenses were primarily associated with costs necessary to maintain a public company. The increase in expenses is associated with increased auditing and securities maintenance fees in 2003, a franchise tax refund of $1,628 received in the second quarter of 2002 and a reduction of expenses by adjusting previously established accruals of $1,250 and $2,500 for the three and six months ended June 30, 2002, respectively. These adjustments related to liabilities established when the Company conducted an on-line electronic directory service. The Company evaluates accruals on a quarterly basis and adjusts as appropriate.

         INTEREST INCOME

         Interest income was $553 and $1,216 for the three and six months ended June 30, 2003, compared to $503 and $1,031 for the three and six months ended June 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2003, the Company had an accumulated deficit of approximately $8.1 million. The Company has reported an operating loss in each of its fiscal quarters since inception and it expects to continue to incur operating losses in the immediate future. The Company has reduced operating expenses and is seeking acquisition and investment opportunities. No assurance can be given that the Company will not continue to incur operating losses.

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

                       CDSI HOLDINGS INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


         Cash used for operations for the six months ended June 31, 2003 and 2002 was $28,898 and $27,746, respectively. The decrease is associated primarily with the timing of payments of accounts payable and accrued liabilities. Included in the Company's accrued liabilities as of June 30, 2003 is $1,457 of liabilities established in the disposal of the Company's former business of marketing and leasing an inventory control system for tobacco products. The Company evaluates its accruals on a quarterly basis and makes adjustments when appropriate.

         The Company does not expect significant capital expenditures during the year ended December 31, 2003.

         At June 30, 2003, the Company had cash and cash equivalents of $185,189. The Company does not currently have any commitments for any additional financing, and there can be no assurance that any such commitments can be obtained. Any additional equity financing may be dilutive to its existing stockholders, and debt financing, if available, may involve pledging some or all of its assets and may contain restrictive covenants with respect to raising future capital and other financial and operational matters.

         Inflation and changing prices had no material impact on revenues or the results of operations for the six months ended June 30, 2003 and 2002.

         Management is currently evaluating alternatives to supplement the Company's present cash and cash equivalents to meet its liquidity requirements over the next twelve months. Such alternatives include seeking additional investors and/or lenders and disposing of the shares of Dialog Common Stock held by the Company. On February 7, 2003, the Company converted its Class B Preferred Shares into Dialog Common Stock, which is traded on the NASD OTC Bulletin Board. However, there is only a limited trading market for the Dialog shares, and the Company may not be able to sell any material portion of its shares at prevailing market prices. Although there can be no assurance, the Company believes that it will be able to continue as a going concern for the next twelve months.

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

ITEM 3.  CONTROLS AND PROCEDURES

         Under the supervision and with the participation of CDSI Holdings Inc.'s management, including its principal executive officer and principal financial officer, CDSI Holdings Inc. has evaluated the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report, and, based on that evaluation, its principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no changes in CDSI Holdings Inc.'s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, CDSI Holdings Inc.'s internal control over financial reporting.

         Disclosure controls and procedures are CDSI Holdings Inc.'s controls and other procedures that are designed to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

                       CDSI HOLDINGS INC. AND SUBSIDIARIES


                           PART II. OTHER INFORMATION


Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         No securities of the Company that were not registered under the Securities Act of 1933 have been issued or sold by the Company during the quarter ended June 30, 2003.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) EXHIBITS


             31.1 Certification of Chief Executive Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

             31.2 Certification of Chief Financial Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

             32.1 Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

             32.2 Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


         (b) REPORTS ON FORM 8-K

             None.

                                    SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           CDSI HOLDINGS INC.
                                           (Registrant)



Date: August 1, 2003                      By:   /s/ J. BRYANT KIRKLAND III
                                                 ------------------------------
                                                 J. Bryant Kirkland III
                                                 Vice President, Treasurer
                                                 and Chief Financial Officer
                                                 (Duly Authorized Officer and
                                                    Chief Accounting Officer)