Form 10QSB
period 2003-09-30
CDSI HOLDINGS INC
filed 2003-11-03
CIK 1023994

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

     AS OF NOVEMBER 3, 2003, THERE WERE OUTSTANDING 3,120,000 SHARES OF THE ISSUER'S COMMON STOCK, $.01 PAR VALUE.


================================================================================

                               CDSI HOLDINGS INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003


                                TABLE OF CONTENTS



                                                                          PAGE
                                                                          ----
PART I. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited):

         Condensed Consolidated Balance Sheets as of September 30,
             2003 and December 31, 2002...................................  2

         Condensed Consolidated Statements of Operations for the
             three months and nine months ended September 30,
             2003 and 2002................................................  3

         Condensed Consolidated Statements of Cash Flows for the
             nine months ended September 30, 2003 and 2002................  4

         Notes to the Condensed Consolidated Financial
             Statements...................................................  5

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations..........................  9

Item 3.  Controls and Procedures.......................................... 12

PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds........................ 13

Item 6.  Exhibits and Reports on Form 8-K................................. 13

SIGNATURE................................................................. 14

CERTIFICATIONS............................................................ 15

                               CDSI HOLDINGS INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)



                                                             September 30,  December 31,
                                                                 2003           2002
                                                             -------------  ------------

                                ASSETS:

Current assets:
    Cash and cash equivalents ............................   $   176,371    $   215,087
    Investment securities available for sale .............        29,700             --
                                                             -----------    -----------

         Total assets ....................................   $   206,071    $   215,087
                                                             ===========    ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
    Accounts payable and accrued expenses ................   $    16,030    $    14,106
                                                             -----------    -----------

         Total current liabilities .......................        16,030         14,106
                                                             -----------    -----------

Commitments and contingencies ............................            --             --

Stockholders' equity:
    Preferred stock, $.01 par value.  Authorized 5,000,000
       shares; no shares issued and outstanding ..........            --             --
    Common stock, $.01 par value.  Authorized 25,000,000
       shares; 3,120,000 shares issued and outstanding ...        31,200         31,200
    Additional paid-in capital ...........................     8,209,944      8,209,944
    Accumulated deficit ..................................    (8,080,803)    (8,040,163)
    Accumulated other comprehensive income ...............        29,700             --
                                                             -----------    -----------

         Total stockholders' equity ......................       190,041        200,981
                                                             -----------    -----------

         Total liabilities and stockholders' equity ......   $   206,071    $   215,087
                                                             ===========    ===========













      See accompanying Notes to Condensed Consolidated Financial Statements

                               CDSI HOLDINGS INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                      Three Months Ended                   Nine Months Ended
                                                -------------------------------    --------------------------------
                                                September 30,     September 30,    September 30,     September 30,
                                                    2003              2002              2003              2002
                                                -------------     -------------    -------------     -------------
Revenues .................................      $        --       $        --       $        --       $        --

Cost and expenses:
     General and administrative ..........           12,654            14,866            42,287            36,194
                                                -----------       -----------       -----------       -----------
                                                     12,654            14,866            42,287            36,194
                                                -----------       -----------       -----------       -----------

Operating loss ...........................          (12,654)          (14,866)          (42,287)          (36,194)
                                                -----------       -----------       -----------       -----------

Interest income ..........................              431               713             1,647             1,744
                                                -----------       -----------       -----------       -----------

     Net loss ............................      $   (12,223)      $   (14,153)      $   (40,640)      $   (34,450)
                                                ===========       ===========       ===========       ===========


Net loss per share (basic and and diluted)      $     (0.00)      $     (0.00)      $     (0.01)      $     (0.01)
                                                ===========       ===========       ===========       ===========

Shares used in computing net
     loss per share ......................        3,120,000         3,120,000         3,120,000         3,120,000
                                                ===========       ===========       ===========       ===========














      See accompanying Notes to Condensed Consolidated Financial Statements

                               CDSI HOLDINGS INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                          Nine Months Ended
                                                     ------------------------------
                                                     September 30,   September 30,
                                                          2003            2002
                                                     -------------   -------------

Cash flows used in operating activities:
   Net loss .....................................      $ (40,640)      $ (34,450)
   Adjustments to reconcile net loss to
    net cash used in operating activities:
     Changes in assets and liabilities:
        Accounts payable and accrued expenses ...          1,924          (6,041)
                                                       ---------       ---------

Net cash used in operating activities ...........        (38,716)        (40,491)
                                                       ---------       ---------

Net cash flows provided from investing activities             --              --
                                                       ---------       ---------

Net cash flows from financing activities ........             --              --
                                                       ---------       ---------

Net decrease in cash ............................        (38,716)        (40,491)
Cash and cash equivalents at beginning of period         215,087         265,685
                                                       ---------       ---------

Cash and cash equivalents at end of period ......      $ 176,371       $ 225,194
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

       At September 30, 2003, the Company had an accumulated deficit of approximately $8.1 million. The Company has reported an operating loss in each of its fiscal quarters since inception and it expects to continue to incur operating losses in the immediate future. The Company has reduced operating expenses and is seeking acquisition and investment opportunities. No assurance can be given that the Company will not continue to incur operating losses.

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



(2)    PRINCIPLES OF REPORTING

       The financial statements of the Company as of September 30, 2003 presented herein have been prepared by the Company and are unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2003 and the results of operations and cash flows for all periods presented have been made. Results for the interim periods are not necessarily indicative of the results for the entire year.

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

       In October 2000, TDMI and Cater Barnard plc (formerly known as VoyagerIT.com) entered into an agreement whereby Cater Barnard purchased for $5,000,000 shares of TDMI's convertible preferred stock and convertible notes on various dates between November 10, 2000 and June 8, 2001. On October 16, 2001, Cater Barnard agreed to use its best efforts to fund an additional $1,250,000 to TDMI by January 31, 2002 and on the same date, the TDMI stockholders granted Cater Barnard an option to purchase by January 31, 2002 all of TDMI's common stock not held by Cater Barnard for an aggregate purchase price of 78,750 shares of Convertible Preferred Stock of Dialog Group Inc. ("Dialog", formerly known as IMX Pharmaceuticals, Inc.). Dialog was then a majority-owned subsidiary of Cater Barnard to which Cater Barnard had transferred its interest in TDMI. The preferred stock was initially convertible into 1,575,000 shares of Dialog Common Stock.

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

                       CDSI HOLDINGS INC. AND SUBSIDIARIES

                                   (UNAUDITED)


       On November 4, 2002, the holders of Dialog Class B Preferred Stock and Dialog agreed to (i) increase the number of common shares into which the Dialog Class B Preferred Stock is convertible from 1,575,000 to 3,150,000 and (ii) eliminate the annual dividend on the Class B Preferred Stock. As a result, the Class B Preferred Stock held by CDSI became convertible into 330,000 shares of Dialog Common Stock. Based on public filings by Dialog, management currently estimates that CDSI's interest in Dialog is approximately 0.3% on a fully-diluted basis. On February 7, 2003, CDSI converted its preferred shares into 330,000 shares of Dialog Common Stock.

       As contemplated by the Investors' Rights Agreement dated January 31, 2002 between Dialog and the former TDMI stockholders, Dialog filed a registration statement on June 25, 2003 with the Securities and Exchange Commission to register under the Securities Act of 1933, among other things, the Dialog shares held by CDSI as well as the Dialog Common Stock issuable on conversion of the Dialog Class B Preferred Stock held by the other former TDMI stockholders. The registration statement has not yet been declared effective. On August 18, 2003, the Company filed a notice of proposed sale under Rule 144 of the Securities Act of 1933 with respect to its 330,000 shares of Dialog Common Stock. None of the shares have been sold by the Company as of November 3, 2003. See Note 4.

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

(4)    INVESTMENT SECURITIES AVAILABLE FOR SALE

       On August 18, 2003, the Company filed a notice of proposed sale under Rule 144 of the Securities Act of 1933 with respect to its 330,000 shares of Dialog Common Stock. See Note 3. As a result, in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", the Company has classified these shares as "Investment Securities Available for Sale" as of September 30, 2003. The Dialog Common Stock is carried at fair value, based on the last trade prior to September 30, 2003, and net unrealized gains are included as a component of stockholders' equity. However, no assurance can be given that the Company will ultimately realize fair value for its Dialog shares as there is only a limited trading market for the shares and the Company may not be able to sell any material portion of its shares at prevailing market prices.


 (5)   RELATED PARTY TRANSACTIONS

       Certain accounting and related finance functions are performed on behalf of the Company by employees of New Valley Corporation, the principal stockholder of the Company. Expenses incurred relating to these functions

                       CDSI HOLDINGS INC. AND SUBSIDIARIES

                                   (UNAUDITED)


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

       Stock options and warrants (both vested and non-vested) totaling 656,788 shares at September 30, 2003 and 2002, respectively, were excluded from the calculation of diluted per share results presented because their effect was anti-dilutive. Accordingly, diluted net loss per common share is the same as basic net loss per common share. On May 13, 2002, a total of 2,322,500 of the stock options and warrants expired.

                       CDSI HOLDINGS INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW


         Based on public filings by Dialog Group Inc. (formerly known as IMX Pharmaceuticals Inc.), management currently estimates that the Company owns an approximate 0.3% interest in Dialog on a fully diluted basis. Dialog is a provider of relationship marketing communications services and business and consumer targeting databases for the healthcare, financial, and other direct-to-consumer, direct-to-professional, business markets in the United States and anti-virus software in the United Kingdom. The Dialog Common Stock, which trades on the NASD OTC Electronic Bulletin Board under the symbol "DLGG", is registered under the Securities Exchange Act of 1934, and Dialog files periodic and other reports with the Securities and Exchange Commission.

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

         On January 31, 2002, Dialog acquired all the shares of TDMI it did not already own by exercising an option previously granted by the remaining TDMI stockholders. The Company received preferred stock of Dialog in exchange for its interest in TDMI. The preferred stock was convertible into Dialog Common Stock and, on February 7, 2003, CDSI converted its Class B Preferred Shares into 330,000 shares of Dialog Common Stock. On August 18, 2003, the Company filed a notice of proposed sale under Rule 144 of the Securities Act of 1933 with respect to its Dialog shares. None of the shares have been sold by the Company as of November 3, 2003. See Notes 3 and 4 to the Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS

         REVENUES

         For the three and nine months ended September 30, 2003 and 2002, the Company did not generate revenues from operations.

                       CDSI HOLDINGS INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

         EXPENSES

         Expenses associated with corporate activities were $12,654 and $42,287 for the three and nine months ended September 30, 2003, respectively, as compared to $14,866 and $36,194 for the same periods in the prior year. The expenses were primarily associated with costs necessary to maintain a public company. The increase in expenses in the nine-month period is primarily associated with a $1,688 refund of prepaid franchise taxes received in 2002 and reductions of previously established accruals of $3,750 in 2002. The expenses in the 2002 periods were reduced by adjustments of previously established accruals of $1,250 and $3,750. These adjustments related to liabilities established when the Company conducted an on-line electronic directory service. The Company evaluates accruals on a quarterly basis and adjusts as appropriate.

         OTHER INCOME (EXPENSE)

         Interest and other income was $431 and $1,647 for the three and nine months ended September 30, 2003, compared to $713 and $1,744 for the three and nine months ended September 30, 2002. The decrease in interest income is due primarily to lower prevailing interest rates and lower cash balances in 2003 versus 2002.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2003, the Company had an accumulated deficit of approximately $8.1 million. The Company has reported an operating loss in each of its fiscal quarters since inception and it expects to continue to incur operating losses in the immediate future. The Company has reduced operating expenses and is seeking acquisition and investment opportunities. No assurance can be given that the Company will not continue to incur operating losses.

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

         Cash used for operations for the nine months ended September 30, 2003 and 2002 was $38,716 and $40,491, respectively. The decrease is associated primarily with the timing of payments of accounts payable and accrued liabilities offset by a higher net loss in the 2003 period. Included in the Company's accrued liabilities as of September 30, 2003 is $525 of liabilities established in the disposal of the Company's former business of marketing and leasing an inventory control system for tobacco products. The Company evaluates its accruals on a quarterly basis and makes adjustments when appropriate.

                       CDSI HOLDINGS INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

         The Company does not expect significant capital expenditures during the year ended December 31, 2003.

         At September 30, 2003, the Company had cash and cash equivalents of $176,371. The Company does not currently have any commitments for any additional financing, and there can be no assurance that any such commitments can be obtained. Any additional equity financing may be dilutive to its existing stockholders, and debt financing, if available, may involve pledging some or all of its assets and may contain restrictive covenants with respect to raising future capital and other financial and operational matters.

         Inflation and changing prices had no material impact on revenues or the results of operations for the nine months ended September 30, 2003 and 2002.

         On August 18, 2003, the Company filed a notice of proposed sale under Rule 144 of the Securities Act of 1933 with respect to its 330,000 shares of Dialog Common Stock, which is traded on the NASD OTC Bulletin Board. As a result, in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", the Company has classified these shares as "Investment Securities Available for Sale" as of September 30, 2003. The Dialog Common Stock is carried at fair value ($29,700), based on the last trade prior to September 30, 2003, and net unrealized gains are included as a component of stockholders' equity. However, no assurance can be given that the Company will ultimately realize fair value for its Dialog shares as there is only a limited trading market for the shares and the Company may not be able to sell any material portion of its shares at prevailing market prices.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         The Company and its representatives may from time to time make oral or written "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), including any statements that may be contained in the foregoing "Management's Discussion and Analysis of Financial Condition and Results of Operations", in this report and in other filings with the Securities and Exchange Commission and in its reports to stockholders, which represent the Company's expectations or beliefs with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties and, in connection with the "safe-harbor" provisions of the Reform Act, the Company has identified under "Risk Factors" in Item 1 of the Company's Form 10-KSB for the year ended December 31, 2002 filed with the Securities and Exchange Commission and in this

                       CDSI HOLDINGS INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

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

ITEM 3.  CONTROLS AND PROCEDURES

         Under the supervision and with the participation of the Company's management, including its principal executive officer and principal financial officer, the Company has evaluated the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report, and, based on that evaluation, its principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no changes in the Company's internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                       CDSI HOLDINGS INC. AND SUBSIDIARIES


                           PART II. OTHER INFORMATION



Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         No securities of the Company that were not registered under the Securities Act of 1933 have been issued or sold by the Company during the quarter ended September 30, 2003.


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




                                         CDSI HOLDINGS INC.
                                         (Registrant)



Date: November 3, 2003                   By:  /s/ J. BRYANT KIRKLAND III
                                              ---------------------------------
                                                  J. Bryant Kirkland III
                                                  Vice President, Treasurer
                                                  and Chief Financial Officer
                                                  (Duly Authorized Officer and
                                                  Chief Accounting Officer)