Form 10KSB
period 2003-12-31
CDSI HOLDINGS INC
filed 2004-02-06
CIK 1023994

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

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

          Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

          The issuer's revenues for the year ended December 31, 2003 were $0.

          The aggregate market value of the voting stock of the issuer held by non-affiliates of the issuer on February 2, 2004 based on the closing price on such date was $260,800.

          As of February 5, 2004 the issuer had a total of 3,120,000 shares of Common Stock outstanding.



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


                                   THE COMPANY

OVERVIEW

         CDSI Holdings Inc. (the "Company") holds limited amounts of cash and an approximate 0.3% interest on a fully diluted basis in Dialog Group Inc. ("Dialog", formerly known as IMX Pharmaceuticals Inc.). Prior to February 2000, its former wholly-owned subsidiary, Controlled Distribution Systems, Inc. ("CDS"), was primarily engaged in marketing and leasing a prepaid, wireless, remote-operated retail inventory control and dispensing system for tobacco products called the Coinexx Star 10. Prior to October 2000, CDS also owned traditional cigarette vending machines and a related vending route. In February 2000, the Company terminated all operations relating to marketing and leasing the Coinexx Star 10 system. On October 5, 2000, CDS completed the sale to Gutlove & Shirvant, Inc. ("Gutlove") of the assets of its cigarette vending route, including vending machines and a van. Dialog is a marketing services company that provides direct mail and telemarketing services.

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

COMPANY HISTORY

         The Company was incorporated in Delaware in December 1993 under the name PC411, Inc. In January 1999, it changed its name to CDSI Holdings Inc. to reflect the change in its principal business. The Company was originally formed to develop an on-line service that transmits name, address, telephone number and other related information digitally to users of personal computers. In May 1998 the Company acquired CDS and, in December 1998, CDS acquired substantially all of the assets of TD Rowe Corporation's New York cigarette vending route. In November 1998, the Company transferred substantially all of the non-cash assets and certain liabilities used in its on-line data distribution business to ThinkDirectMarketing Inc. ("TDMI") in exchange for an initial 42.5% interest in that company. The other investors of TDMI included Acxiom Corporation, Cater Barnard plc and TDMI's management and employees. In January 2002, Dialog acquired all the stock of TDMI that it did not already own, and the Company presently holds 330,000 shares of Dialog Common Stock.

         Effective November 12, 2003, the Company and its wholly-owned subsidiary CDS merged with the Company as the surviving corporation.

THINKDIRECTMARKETING, INC.

         On November 5, 1998, the Company contributed substantially all the non-cash assets and certain liabilities related to its on-line electronic delivery information service to TDMI, and received preferred stock of TDMI. On January 31, 2002, Dialog acquired all the shares of TDMI that it did not already own by exercising an option previously granted by the remaining TDMI stockholders. The Company received 8,250 shares of Dialog Class B Convertible Preferred Stock in exchange for its interest in TDMI. Each share of Dialog Class B Preferred Stock was entitled to receive an annual dividend of $4.00 on December 31 of each year. The dividend was payable at the option of Dialog in shares of its Common Stock. The shares of Dialog Class B Preferred Stock to be received by the Company were initially convertible into 165,000 shares of Dialog Common Stock.

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

         Dialog is registered under the Securities Exchange Act of 1934 and is required to file periodic and other information with the Securities and Exchange Commission (symbol "DLGG"). However, Dialog was delinquent in filing its Form 10-QSB for the quarter ended September 30, 2003 which was not filed until January 26, 2004. As a result, its Common Stock was delisted, effective December 31, 2003, from trading on the NASD OTC Bulletin Board.

         In December 2001, Dialog emerged from bankruptcy proceedings, divested its former operations and acquired TDMI and Findstar, plc. Findstar is a sales-led organization with telemarketing capabilities currently responsible for the sale and distribution of Panda Software anti-virus software and products in the United Kingdom. Dialog announced acquisitions of Healthcare Dialog, Inc., a provider of relationship marketing communications services to the healthcare industry; IP2M, Inc., a marketing company that has developed a marketing platform in healthcare that integrates radio, television and the Internet to assist clients in targeting customers; Healthcare Horizons, Inc., a company which owns, collects and distributes demographic, disease and healthcare information; and the assets of Azimuth Target Marketing, Inc.

EMPLOYEES

         As of December 31, 2003, the Company had two employees, its President and Chief Executive Officer and its Vice President and Chief Financial Officer, both of whom are also employees of New Valley Corporation ("New Valley"), its largest stockholder. The Company believes that it has good relations with its employees.

                                  RISK FACTORS

         ACCUMULATED DEFICIT; HISTORY OF LOSSES. At December 31, 2003, the Company had an accumulated deficit of approximately $8.1 million. The Company has reported an operating loss in each of its fiscal quarters since inception and expects to continue to incur operating losses in the immediate future. The Company has reduced operating expenses and is seeking acquisition and investment opportunities. There is a risk that the Company will continue to incur operating losses.

         LIMITED RESOURCES AND NO SOURCE OF OPERATING REVENUES. At December 31, 2003, the Company had cash and cash equivalents of $164,334 and working capital of $168,959. Since the sale of CDS's vending route in October 2000, the Company has had no source of operating revenue. The Company will not achieve any significant revenues until the consummation of an acquisition or investment, if ever. Moreover, there can be no assurance that any acquisition or investment, if achieved, will result in material revenues from its operations or that it will operate on a profitable basis.

         A LIMITED TRADING MARKET EXISTS FOR DIALOG GROUP INC. The Company owns 330,000 shares of Common Stock of Dialog, which are carried at $18,150 on the Company's Balance Sheet at December 31, 2003. The Company recently filed notices of proposed sale under Rule 144 of the Securities Act of 1933 with respect to its Dialog Common Stock. In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", the Company has classified these shares as "Investment Securities Available for Sale" as of December 31, 2003. The Dialog Common Stock is carried at fair value, based on the last trade prior to December 31, 2003, and net unrealized gains are included as a component of stockholders' equity. However, no assurance can be given that the Company will ultimately realize fair value for its Dialog shares as there is only a limited trading market for the shares and the Company may not be able to sell any material portion of its shares at prevailing market prices. During 2003, the average daily trading volume of Dialog's Common Stock was approximately 14,553 shares, with 148 days of 252 trading days having no trading activity. No assurances can be given that an orderly trading market will be maintained for Dialog's Common Stock as Dialog was delinquent in filing a quarterly report with the Securities and Exchange Commission and, as a result, its shares have been delisted from the NASD OTC Bulletin Board. See Note 3 to the Company's Financial Statements.

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

         LIMITED TRADING MARKET. During 1999, the Company's securities were delisted from the Nasdaq SmallCap market for failure to comply with the minimum listing maintenance requirements. As a result, the Company's securities currently trade on the OTC Bulletin Board of the National Association of Security Dealers, Inc. Consequently, a stockholder could likely find it more difficult to sell or to obtain quotations as to prices of the Company's securities. In addition, there is a limited trading market in the Company's securities. During 2003, the average daily trading volume of the Company's Common Stock was approximately 1,933 shares, with 215 days of 252 trading days having no trading activity. No assurances can be given that the Company's Common Stock will continue to trade on the OTC Bulletin Board or that an orderly trading market will be maintained for the Company's Common Stock.

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

         CONCENTRATION OF STOCK OWNERSHIP. Alki Corp., a wholly-owned subsidiary of New Valley, beneficially owns approximately 55.0% of the Company's outstanding Common Stock. As a result, New Valley, through its subsidiary, controls all matters requiring stockholder approval, including the election of directors, the appointment of officers and approval of significant corporate transactions including a merger, an acquisition or a sale of all or substantially all of the Company's assets. Such concentration of ownership may also have the effect of delaying or preventing a change in control of the Company. In addition, the Company is subject to a State of Delaware statute regulating business combinations, which may also hinder or delay a change of control.

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

ITEM 2.  PROPERTIES

         The Company's corporate offices are located in the executive offices of New Valley. Until April 2003, CDS leased approximately 5,738 square feet of office space in Fort Lee, New Jersey that was previously used for its corporate offices, sales, customer service and administrative functions. In 2002 and January 2003, the Company sublet at its cost the New Jersey facility on a month-to-month basis. In April 2003, the Company reached a settlement with the lessor where it was released from the remaining lease obligations of $76,124 in exchange for the forfeiture of a security deposit of $18,505. The Company believes that its current facilities are adequate for the foreseeable future.

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

                                          High               Low
                                         ------             ------
               2003
       Fourth Quarter                    $0.300             $0.090
       Third Quarter                      0.200              0.070
       Second Quarter                     0.200              0.050
       First Quarter                      0.060              0.040

               2002
       Fourth Quarter                    $0.020             $0.100
       Third Quarter                      0.080              0.050
       Second Quarter                     0.065              0.035
       First Quarter                      0.080              0.035

         As of February 2, 2004, there were 31 holders of record of the Company's Common Stock.

         DIVIDEND POLICY

         The Company has never declared or paid dividends on its Common Stock and does not expect to pay any dividends in the foreseeable future.

         RECENT SALES OF UNREGISTERED SECURITIES

         No securities were issued in 2003.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

         Based on public filings by Dialog, management estimates that the Company owns an approximate 0.3% interest in Dialog on a fully diluted basis. The Company intends to seek new investments in other business opportunities. As the Company has only limited cash resources, the Company's ability to complete any acquisition or investment opportunities it may identify will depend on its ability to raise additional financing, as to which there can be no assurance. There can be no assurance that the Company will successfully identify, complete or integrate any future acquisition or investment, or that acquisitions or investments, if completed, will contribute favorably to its operations and future financial condition.

THINKDIRECTMARKETING, INC.

         On November 5, 1998, the Company contributed substantially all the non-cash assets and certain liabilities related to its on-line electronic delivery information service to TDMI, and received preferred stock of TDMI. See
Note 3 to the Financial Statements for additional information concerning the Company's former investment in TDMI.

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

         On January 31, 2002, Dialog acquired all the shares of TDMI it did not already own by exercising an option previously granted by the remaining TDMI stockholders. The Company received preferred stock of Dialog in exchange for its interest in TDMI. The preferred stock was convertible into Dialog common stock and, on February 7, 2003, CDSI converted its Class B Preferred Shares into 330,000 shares of Dialog Common Stock. On August 18, 2003 and November 13, 2003, the Company filed a notice of proposed sale under Rule 144 of the Securities Act of 1933 with respect to its Dialog shares. None of the shares have been sold by the Company as of February 5, 2004. See Notes 3 and 4 to the Financial Statements.

RESULTS OF OPERATIONS

         REVENUES

         For the years ended December 31, 2003 and 2002, the Company did not generate revenues from operations.

         EXPENSES

         Expenses associated with corporate activities were $52,209 and $51,948 for the years ended December 31, 2003 and 2002, respectively. The expenses in both years were primarily associated with costs necessary to maintain a public company. The increase in expenses in 2003 is primarily associated with a $1,688 refund of prepaid franchise taxes received in 2002 and reductions of previously established accruals of $5,000 in 2002 versus $2,605 in 2003. The expenses have been reduced by adjustments of previously established accruals of $2,605 and $5,000 for the years ended December 31, 2003 and 2002, respectively. The adjustment in 2003 related to a liability established when the Company vacated previously leased office space. The adjustment in 2002 related to liabilities established when the Company conducted an on-line electronic directory service. The Company evaluates accruals on a quarterly basis and adjusts as appropriate.

         OTHER INCOME

         Interest and other income was $2,037 and $2,569 for the years ended December 31, 2003 and 2002, respectively. The decrease in interest income is due primarily to lower prevailing interest rates and lower cash balances in 2003 versus 2002.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2003, the Company had an accumulated deficit of approximately $8.1 million. The Company has reported an operating loss in each of its fiscal quarters since inception and it expects to continue to incur operating losses in the immediate future. The Company has reduced operating expenses and is seeking acquisition and investment opportunities. No assurance can be given that the Company will not continue to incur operating losses.

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

         Cash used for operations for the years ended December 31, 2003 and 2002 was $50,753 and $50,598, respectively. Included in the Company's accrued liabilities as of December 31, 2003 is $525 of liabilities established in the disposal of the Company's former business of marketing and leasing an inventory control system for tobacco products. The Company evaluates its accruals on a quarterly basis and makes adjustments when appropriate.

         The Company does not expect significant capital expenditures during the year ended December 31, 2004.

         At December 31, 2003, the Company had cash and cash equivalents of $164,334. The Company does not currently have any commitments for any additional financing, and there can be no assurance that any such commitments can be obtained. Any additional equity financing may be dilutive to its existing stockholders, and debt financing, if available, may involve pledging some or all of its assets and may contain restrictive covenants with respect to raising future capital and other financial and operational matters.

         Inflation and changing prices had no material impact on revenues or the results of operations for the years ended December 31, 2003 and 2002.

         On August 18, 2003 and November 13, 2003, the Company filed a notice of proposed sale under Rule 144 of the Securities Act of 1933 with respect to its 330,000 shares of Dialog Common Stock. In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", the Company has classified these shares as "Investment Securities Available for Sale" as of December 31, 2003. The Dialog Common Stock is carried at fair value ($18,750), based on the last trade prior to December 31, 2003, and net unrealized gains are included as a component of stockholders' equity. However, no assurance can be given that the Company will ultimately realize fair value for its Dialog shares as there is only a limited trading market for the shares and the Company may not be able to sell any material portion of its shares at prevailing market prices. No assurances can be given that an orderly trading market will be maintained for Dialog's Common Stock as Dialog was delinquent in filing a quarterly report with the Securities and Exchange Commission and, as a result, its shares have been delisted from the NASD OTC Bulletin Board.

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

ITEM 8A. CONTROLS AND PROCEDURES

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

                                    PART III
                                   MANAGEMENT


ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS


         Set forth below are the names, ages and positions of the Company's directors and executive officers as of February 5, 2004.


                   Name                        Age                               Position
                   ----                        ---                               --------
Richard J. Lampen......................         50         President, Chief Executive Officer and Director
J. Bryant Kirkland III.................         38         Vice President, Chief Financial Officer,
                                                             Secretary, Treasurer and Director
Robert M. Lundgren.....................         45         Director
Henry Morris...........................         50         Director


         RICHARD J. LAMPEN, age 50, has served as President and Chief Executive Officer of the Company since November 1998 and as a director of the Company since January 1997. Since October 1995, Mr. Lampen has been the Executive Vice President of New Valley, a publicly held company principally engaged in the real estate business and seeking to acquire additional operating companies. Since July 1996, he has served as the Executive Vice President of New Valley affiliate, Vector Group Ltd. ("Vector"), a New York Stock Exchange listed holding company. From May 1992 to September 1995, Mr. Lampen was a partner at Steel Hector & Davis, a law firm located in Miami, Florida. From January 1991 to April 1992, Mr. Lampen was a Managing Director at Salomon Brothers Inc., an investment bank, and was an employee at Salomon Brothers Inc from 1986 to April 1992. Mr. Lampen is a director of New Valley and Ladenburg Thalmann Financial Services Inc. Mr. Lampen has served as a director of a number of other companies, including U.S. Can Corporation, The International Bank of Miami, N.A. and Spec's Music Inc., as well as a court-appointed independent director of Trump Plaza Funding, Inc. Mr. Lampen received a Bachelor of Arts degree from The Johns Hopkins University in 1975 and received a Juris Doctorate degree in 1978 from Columbia Law School.

         J. BRYANT KIRKLAND III, age 38, has served as the Company's Vice President, Chief Financial Officer, Secretary and Treasurer since January 1998 and as a director of the Company since November 1998. Mr. Kirkland has served in various financial capacities with New Valley since November 1994 and since January 1998 as the Vice President, Treasurer and Chief Financial Officer of New Valley. Since January 2001, Mr. Kirkland has served as a Vice President of Vector and from June 2001 until October 2002, Mr. Kirkland served as Chief Financial Officer of Ladenburg Thalmann Financial Services Inc. Mr. Kirkland received a Bachelor of Science in Business Administration from the University of North Carolina in 1987.

         ROBERT M. LUNDGREN, age 45, has served as a director of the Company since January 1997. He also served as Vice President, Chief Financial Officer, Secretary and Treasurer of the Company from January 1997 through January 14, 1998. Mr. Lundgren has served as Director of Finance and Operations of Palmer Trinity School in Miami, Florida since July 2002. Mr. Lundgren was an independent consultant from October 2001 until July 2002. From January 14, 1998 to October 2001, Mr. Lundgren was employed by Solar Cosmetic Labs, Inc. as Chief Financial Officer. From November 1994 through January 14, 1998, Mr. Lundgren was employed by New Valley where he served as Vice President and Chief Financial Officer from May 1996 to January 14, 1998. From November 1992 through November 1994, Mr. Lundgren worked for Deloitte & Touche as a Senior Manager in the audit practice. Mr. Lundgren has been a certified public accountant since 1981 and holds a Bachelor of Science in Accounting from Wake Forest University.

         HENRY MORRIS, age 50, became a director of the Company in May 1997. Since 1989, Mr. Morris has been the Chairman and President of Morris & Carrick, Inc., a political and media consulting firm. Mr. Morris is also Chairman of the Board and Chief Executive Officer of Curran & Connors, Inc., a designer and producer of annual reports and corporate literature. Mr. Morris is a director of eSpeed, Inc., which operates electronic interactive marketplaces for financial and non-financial products. Mr. Morris received a Bachelor of Arts degree in 1974 from Columbia College and a Juris Doctorate degree in 1978 from Columbia Law School.

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

AUDIT COMMITTEE

         The Audit Committee of the Company's Board of Directors consists of Messrs. Lundgren and Morris. The Company's Board of Directors has determined that Mr. Lundgren is an "audit committee financial expert", and that Messrs. Lundgren and Morris are "independent", as those terms are defined under the applicable Securities and Exchange Commission rules. In determining that Messrs. Lundgren and Morris are "independent", the Board used the definition of independence in Rule 4200(a)(15) of the NASD's listing standards.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms which they file. Based solely on review of the copies of such forms furnished to the Company, or written representations that no Forms 5 were required, the Company believes that, during and with respect to the fiscal year ended December 31, 2003, all officers and directors complied with applicable
Section 16(a) filing requirements.

CODE OF ETHICS

         The Company has adopted a Code of Ethics that applies to the Company's two employees, its President and Chief Executive Officer and its Vice President and Chief Financial Officer. The Company will provide, without charge, a copy of the Code of Ethics on the written request of any person addressed to the Company's Chief Financial Officer at CDSI Holdings Inc., 100 S.E. Second Street, 32nd Floor, Miami, Florida 33131.

ITEM 10. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

         The following table sets forth the combined remuneration paid or accrued by the Company during its last three fiscal years to those persons who were, at December 31, 2003, the Company's Chief Executive Officer or who were executive officers whose cash compensation exceeded $100,000 (the "named executive officers").

                           SUMMARY COMPENSATION TABLE


                                                                                   Long Term
                                                  Annual Compensation            Compensation
         Name and                               ----------------------           Common Shares          All Other
    Principal Position           Year           Salary           Bonus        Underlying Options      Compensation
    ------------------           ----           ------           -----        ------------------      ------------
Richard J. Lampen                2003            ---              ---                 --                   ---
  President and Chief            2002            ---              ---                 --                   ---
  Executive Officer(1)           2001            ---              ---                 --                   ---



--------------------

(1) Richard J. Lampen, who has served as President and Chief Executive Officer of the Company since November 5, 1998, did not receive any salary or other compensation from the Company in 2003, 2002 or 2001, other than the normal compensation paid to directors of the Company. See "Compensation of Directors."

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of February 5, 2004, the beneficial ownership of the Company's Common Stock (the only class of voting securities) by
(i) each person known to the Company to own beneficially more than five percent of the Common Stock, (ii) each of the Company's directors, (iii) each of the Company's named executive officers (as such term is defined in the Summary Compensation Table above) and (iv) all directors and executive officers as a group. Unless otherwise indicated, each person possesses sole voting and investment power with respect to the shares indicated as beneficially owned, and the business address of each person is 100 S.E. Second Street, Miami, Florida 33131.


                                                           Number of Shares of
                Name and Address(1)                           Common Stock               Percentage of Ownership
                -------------------                        -------------------           -----------------------
New Valley Corporation(2)(3).....................                1,990,000                         55.0%
Alki Corp. (3)
204D Weldin Building
Wilmington, DE 19810
                                                                                                      *
J. Bryant Kirkland III(4)........................                    9,000
                                                                                                      *
Richard J. Lampen(4).............................                    9,000
                                                                                                      *
Henry Morris(4)..................................                    9,000
        271 Madison Avenue
        New York, NY 10016
                                                                                                      *
Robert Lundgren(4)...............................                   16,333
       14545 SW 79th Court
       Miami, FL 33158

All executive officers and directors
      As a group (4 persons)(4)..................                   43,333                          1.4%



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

EQUITY COMPENSATION PLAN INFORMATION

         The following table summarizes information about the options, warrants and rights and other equity compensation under the Company's equity plans as of December 31, 2003.


                                                                                         Number of securities remaining
                           Number of securities to                                        available for future issuance
                           be issued upon exercise       Weighted-average exercise          under equity compensation
                           of outstanding options,          price of outstanding           plans (excluding securities
                             warrants and rights           options, warrants and            reflected in column (a))
                                                                   rights
      Plan Category                  (a)                            (b)                                (c)
      -------------        -----------------------       --------------------------      -------------------------------
Equity compensation
plans approved by
security holders (1)....              656,788                         $4.91                           596,667

Equity compensation
plans not approved by
security holders........                   --                            --                                --

         Total..........              656,788                         $4.91                           596,667


-----------------------

(1) Includes options to purchase 153,333 shares of the Company's Common Stock under the 1997 Stock Option Plan, options to purchase 3,455 shares of Common Stock issued under a 1994 Stock Option Plan, which was terminated in 1997, and an option to purchase 500,000 shares of Common Stock issued in 1997 to a wholly-owned subsidiary of New Valley, which were approved by stockholders. For additional information concerning the options, see Note 6 to the Company's Financial Statements.

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

3.1      Form of Restated Certificate of Incorporation of the Company (1)

3.2 Certificate of Amendment to the Restated Certificate of Incorporation of the Company (2)

3.3      Form of By-Laws of the Company (1)

10.1     Form of 1997 Stock Option Plan (1)

10.2 Form of PC411, Inc. New Valley Corporation Stock Option Plan and Agreement (1)

10.3 Investors' Rights Agreement, dated January 31, 2002, by and between IMX Pharmaceuticals, Inc. and the former stockholders of ThinkDirectMarketing, Inc. (3)

31.1 Certification of Chief Executive Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2 Certification of Chief Financial Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1 Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2 Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

--------------------------
*        Filed herewith.

(1) Previously filed as an Exhibit to the Company's Registration Statement on Form S-1 (File No. 333-21545). This Exhibit is incorporated herein by reference.

(2) Previously filed as an Exhibit to the Company's Form 8-K filed January 14, 1999. This Exhibit is incorporated herein by reference.

(3) Previously filed as an Exhibit to IMX Pharmaceuticals Inc.'s Form 8-K filed January 31, 2002 (File No. 000-30294). This Exhibit is incorporated herein by reference.

         REPORTS ON FORM 8-K

         None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The Audit Committee reviews and approves audit and permissible non-audit services performed by PricewaterhouseCoopers LLP, as well as the fees charged by PricewaterhouseCoopers LLP for such services. In its review of non-audit service fees and its appointment of PricewaterhouseCoopers LLP as the Company's independent accountants, the Audit Committee considered whether the provision of such services is compatible with maintaining PricewaterhouseCoopers LLP's independence. All of the services provided and fees charged by PricewaterhouseCoopers LLP in 2003 were pre-approved by the Audit Committee.

         AUDIT FEES. The aggregate fees billed by PricewaterhouseCoopers LLP for professional services for the audit of the annual financial statements of the Company and the reviews of the financial statements included in the Company's quarterly reports on Form 10-QSB for 2003 and 2002 were $16,000 and $16,000, respectively, net of expenses.

         AUDIT-RELATED FEES. There were no other fees billed by PricewaterhouseCoopers LLP during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company's financial statements and not reported under "Audit Fees" above.

         TAX FEES. There were no fees billed by PricewaterhouseCoopers LLP during the last two fiscal years for professional services rendered by PricewaterhouseCoopers LLP for tax compliance, tax advice and tax planning.

         ALL OTHER FEES. There were no other fees billed by PricewaterhouseCoopers LLP during the last two fiscal years for products and services provided by PricewaterhouseCoopers LLP.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on February 6, 2004, on its behalf by the undersigned, thereunto duly authorized.

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

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on February 6, 2004.


         Signature                                            Title
         ---------                                            -----


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

/s/ Henry Morris                              Director
----------------------------------------
Henry Morris


/s/ Robert Lundgren                           Director
----------------------------------------
Robert Lundgren

                       CDSI HOLDINGS INC. AND SUBSIDIARIES

                        Consolidated Financial Statements

                           December 31, 2003 and 2002

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

     Notes to Consolidated Financial Statements                        F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS






The Stockholders and Board of Directors of
CDSI Holdings Inc.:



In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of CDSI Holdings Inc. and its subsidiaries (the "Company") at December 31, 2003, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.





/s/ PricewaterhouseCoopers LLP

Miami, Florida
February 5, 2004

                               CDSI HOLDINGS INC.

                           Consolidated Balance Sheet



                                                                          December 31,
                                                                              2003
                                                                          ------------
                                ASSETS

Current assets:
    Cash and cash equivalents                                             $   164,334
    Investment securities available for sale                                   18,150
                                                                          -----------
           Total assets                                                   $   182,484
                                                                          ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued expenses                                 $    13,525
                                                                          -----------

           Total current liabilities                                           13,525
                                                                          -----------

Commitments and contingencies                                                      --

Stockholders' equity:
    Preferred stock, $.01 par value.  Authorized 5,000,000 shares;
      no shares issued and outstanding                                             --
    Common stock, $.01 par value.  Authorized 25,000,000 shares;
      3,120,000 shares issued and outstanding
                                                                               31,200
    Additional paid-in capital                                              8,209,944
    Accumulated deficit                                                    (8,090,335)
    Accumulated other comprehensive income                                     18,150
                                                                          -----------

           Total stockholders' equity                                         168,959
                                                                          -----------

           Total liabilities and stockholders' equity                     $   182,484
                                                                          ===========






          See accompanying notes to consolidated financial statements.

                       CDSI HOLDINGS INC. AND SUBSIDIARIES


                      Consolidated Statements of Operations




                                                  Year Ended December 31,
                                              -------------------------------
                                                  2003                2002
                                              -----------         -----------
Revenues                                      $        --         $        --


Cost and expenses:
    General and administrative                     52,209              51,948
                                              -----------         -----------
                                                   52,209              51,948

         Operating loss                           (52,209)            (51,948)
                                              -----------         -----------


Other income:
    Interest income                                 2,037               2,569
                                              -----------         -----------
                                                    2,037               2,569
                                              -----------         -----------

         Net loss                             $   (50,172)        $   (49,379)
                                              ===========         ===========

Net loss per share (basic and diluted)        $     (0.02)        $     (0.02)
                                              ===========         ===========


Shares used in computing net loss
    per share                                   3,120,000           3,120,000
                                              ===========         ===========













          See accompanying notes to consolidated financial statements.

                       CDSI HOLDINGS INC. AND SUBSIDIARIES


                 Consolidated Statements of Stockholders' Equity




                                                                                                   Accumulated
                                            Common Stock             Additional                        Other            Total
                                  ----------------------------        Paid-in       Accumulated    Comprehensive    Stockholders'
                                     Shares           Amount          Capital         Deficit          Income          Equity
                                  -----------      -----------      -----------     -----------    -------------    -------------
Balance at December 31, 2001        3,120,000      $    31,200      $ 8,209,944     $(7,990,784)     $        --     $   250,360

Net loss                                                                                (49,379)                         (49,379)
                                  -----------      -----------      -----------     -----------      -----------     -----------

Balance at December 31, 2002        3,120,000      $    31,200      $ 8,209,944      (8,040,163)              --         200,981

Net loss                                                                                (50,172)                         (50,172)

Unrealized gain on investment
   securities                                                                                            18,150           18,150
                                                                                                                     -----------

Total comprehensive loss                                                                                                 (32,022)
                                                                                                                     -----------

                                  -----------      -----------      -----------     -----------      -----------     -----------

Balance at December 31, 2003        3,120,000      $    31,200      $ 8,209,944     $(8,090,335)     $    18,150     $   168,959
                                  ===========      ===========      ===========     ===========      ===========     ===========












          See accompanying notes to consolidated financial statements.

                       CDSI HOLDINGS INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows


                                                              Year Ended December 31,
                                                            --------------------------
                                                               2003             2002
                                                            ---------        ---------
Cash flows from operating activities:
    Net loss                                                $ (50,172)       $ (49,379)
    Adjustments to reconcile net loss to
      net cash used in operating activities:
         Changes in assets and liabilities:
             Other assets                                          --          (18,505)
             Accounts payable and accrued expenses               (581)          17,286
                                                            ---------        ---------

                Net cash used in operating activities         (50,753)         (50,598)
                                                            ---------        ---------


    Net cash flows provided from investing activities              --               --
                                                            ---------        ---------

    Net cash flows provided from financing activities              --               --

                                                            ---------        ---------

                Net decrease in cash                          (50,753)         (50,598)


Cash and cash equivalents beginning of period                 215,087          265,685
                                                            ---------        ---------

Cash and cash equivalents at end of period                  $ 164,334        $ 215,087
                                                            =========        =========

Supplemental cash flow information:
    Cash paid during year for:
      Interest                                                     --               --
      Income taxes                                                 --               --









          See accompanying notes to consolidated financial statements.

                       CDSI HOLDINGS INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(1)    BUSINESS AND ORGANIZATION

       CDSI Holdings Inc. (the "Company" or "CDSI") was incorporated in Delaware on December 29, 1993. On January 12, 1999, the Company's stockholders voted to change the corporate name of the Company from PC411, Inc. to CDSI Holdings Inc. Prior to May 8, 1998, the Company's principal business was an on-line electronic delivery information service that transmits name, address, telephone number and other related information digitally to users of personal computers (the "PC411 Service"). On May 8, 1998, the Company acquired Controlled Distribution Systems, Inc. ("CDS"), a company engaged in the marketing and leasing of an inventory control system for tobacco products. In February 2000, CDSI announced CDS will no longer actively engage in the business of marketing and leasing the inventory control system. Effective November 12, 2003, the Company and its wholly-owned subsidiary CDS merged with the Company as the surviving corporation.

       At December 31, 2003, the Company had an accumulated deficit of approximately $8.1 million. The Company has reported an operating loss in each of its fiscal quarters since inception and it expects to continue to incur operating losses in the immediate future. The Company has reduced operating expenses and is seeking acquisition and investment opportunities. There is a risk the Company will continue to incur operating losses.

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

       INVESTMENT SECURITIES AVAILABLE FOR SALE

       The Company owns 330,000 shares of Dialog Group Inc. ("Dialog") Common Stock and classifies its investment in Dialog as "Investment Securities Available for Sale". The Dialog Common Stock is carried at fair value, based on the last trade prior to December 31, 2003, and net unrealized gains are included as a component of stockholders' equity. However, no assurance can be given that the Company will ultimately realize fair value for its Dialog shares as there is only a limited trading market for the shares and the Company may not be able to sell any material portion of its shares at prevailing market prices. Realized gains and losses are included in other income. The cost of securities sold is determined based on average cost. See Notes 3 and 4.

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

       COMPUTATION OF BASIC AND DILUTED NET LOSS PER SHARE

       Basic net loss per share of Common Stock has been computed by dividing the net loss applicable to common shareholders by the weighted average number of shares of common stock outstanding during the year. Diluted loss per share is computed by dividing net loss applicable to common shareholders by the weighted average number of common shares outstanding, increased by the assumed conversion of other potentially dilutive securities during the period. Stock options and warrants totaling 656,788 shares at December 31, 2003 and 2002 were excluded from the calculation of diluted per share results presented because their effect was anti-dilutive. Accordingly, diluted net loss per common share is the same as basic net loss per common share. On May 13, 2002, a total of 2,322,500 stock options and warrants expired.

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

       On January 31, 2002, Dialog acquired all the shares of TDMI it did not already own by exercising the option previously granted to Cater Barnard. CDSI received 8,250 shares of Dialog Class B Convertible Preferred Stock in exchange for its interest in TDMI. Each share of Dialog Class B Preferred Stock was entitled to receive an annual dividend of $4.00 on December 31 of each year. The dividend was payable at the option of Dialog in shares of its Common Stock. The shares of Dialog Class B Preferred Stock to be received by the Company were initially convertible into 165,000 shares of Dialog Common Stock.

       On November 4, 2002, the holders of Dialog Class B Preferred Stock and Dialog agreed to (i) increase the number of common shares into which the Dialog Class B Preferred Stock is convertible from 1,575,000 to 3,150,000 and (ii) eliminate the annual dividend on the Class B Preferred Stock. As a result, the Class B Preferred Stock held by CDSI became convertible into 330,000 shares of Dialog Common Stock and, on February 7, 2003, CDSI converted its preferred shares into 330,000 shares of Dialog Common Stock. Based on public filings by Dialog, management currently estimates that CDSI's interest in Dialog is approximately 0.3% on a fully-diluted basis.

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

       The registration statement has not yet been declared effective. On August 18, 2003 and November 13, 2003, the Company filed a notice of proposed sale under Rule 144 of the Securities Act of 1933 with respect to its 330,000 shares of Dialog Common Stock. None of the shares have been sold by the Company as of February 5, 2004. See Note 4.

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

(4)    INVESTMENT SECURITIES AVAILABLE FOR SALE

       On August 18, 2003 and November 13, 2003, the Company filed a notice of proposed sale under Rule 144 of the Securities Act of 1933 with respect to its 330,000 shares of Dialog Common Stock. See Note 3. In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", the Company has classified these shares as "Investment Securities Available for Sale" as of December 31, 2003. The Dialog Common Stock is carried at fair value, based on the last trade prior to December 31, 2003, and net unrealized gains are included as a component of stockholders' equity. However, no assurance can be given that the Company will ultimately realize fair value for its Dialog shares as there is only a limited trading market for the shares and the Company may not be able to sell any material portion of its shares at prevailing market prices.

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

(6)    STOCK OPTIONS

       The Company's 1997 Stock Option Plan (the "1997 Plan") provides for the grant of options to purchase the Company's stock to the employees and directors of the Company. The term of the options granted under the 1997 Plan is limited to 10 years. Subject to certain limitations under the 1997 Plan, the number of awards, the terms and conditions of any award granted thereunder (including the exercise price, grant price or purchase price) are at the discretion of the Board of Directors. The Board of Directors has reserved 750,000 shares of the Company's common stock for issuance under the 1997 Plan and, at December 31, 2003, 153,333 of the granted options were outstanding and exercisable.

       Stock options issued in 1995 and 1996 under a 1994 stock option plan, which was terminated in 1997, vested over a three-year period and have an exercise price of $11.52 per share. At December 31, 2003, 3,455 of the granted options were outstanding and exercisable.

       The following table summarizes information regarding outstanding and exercisable options as of December 31, 2003:


         Exercise                   Number                 Weighted Average                    Number
          Price                  Outstanding           Contractual Life (Years)             Exercisable
         --------                -----------           ------------------------             -----------

            $0.28                     6,000                      6.85                            6,000
             0.44                    12,000                      7.03                           12,000
             1.50                   110,000                      5.00                          110,000
             5.50                    25,333                      5.54                           25,333
            11.52                     3,455                      3.00                            3,445
                                     ------                                                     ------
                                    156,788                                                    156,788
                                    =======                                                    =======


       The Company applies APB Opinion No. 25 and related Interpretations in accounting for its stock options. In 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation", which, if fully adopted, changes the methods of recognition of cost on certain stock options. Had compensation cost for the Company's stock options been determined based on the fair value at the date of grant consistent with SFAS 123, the Company's net loss and basic and diluted net loss per share would have been $(50,172) or $(0.02) in 2003 and $(49,379) or $(0.02) in 2002.

       No options were granted or forfeited for the year ended December 31, 2003 and the weighted average exercise price per share of options outstanding is $2.24.

       In addition to the options issued in connection with the stock option plans, the Company has granted Alki Corp., a wholly-owned subsidiary of New Valley, options to acquire 500,000 shares of Common Stock at $5.75 per share, which fully vested upon the completion of the Company's initial public offering in May 1997. The options expire in January 2007.

(7)    PREFERRED STOCK

       The Company has the authority to issue 5,000,000 shares of Preferred Stock, which may be issued from time to time in one or more series.


 (8)   INCOME TAXES

       During the years ended December 31, 2003 and 2002, the Company had no income and therefore made no provision for Federal and state income taxes.

       At December 31, 2003, the Company had approximately $6,875,000 of net operating loss carryforwards for federal and state tax reporting purposes available to offset future taxable income, if any; such carryforwards expire between 2009 and 2023 (federal) and 2005 and 2023 (state). Deferred tax assets and liabilities principally relate to net operating loss carryforwards and aggregate approximately $2,400,000 before valuation allowance. In assessing the realizability of the net deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. As of December 31, 2003, the Company has provided a full valuation allowance against net deferred tax assets due to the Company's uncertainty of future taxable income against which the deferred tax asset may be utilized. Accordingly, no deferred tax asset has been recorded on the accompanying balance sheet.