Form 10QSB
period 2004-03-31
CDSI HOLDINGS INC
filed 2004-04-30
CIK 1023994

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

         AS OF APRIL 30, 2004, THERE WERE OUTSTANDING 3,120,000 SHARES OF THE ISSUER'S COMMON STOCK, $.01 PAR VALUE.

================================================================================

                       CDSI HOLDINGS INC. AND SUBSIDIARIES
                         QUARTERLY REPORT ON FORM 10-QSB
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

                                                                                         Page
                                                                                         ----
Item 1.   Condensed Consolidated Financial Statements (Unaudited):

          Condensed Consolidated Balance Sheets as of March 31,
              2004 and December 31, 2003 .............................................     3

          Condensed Consolidated Statements of Operations for
              the three months ended March 31, 2004 and 2003 .........................     4

          Condensed Consolidated Statements of Cash Flows for
              the three months ended March 31, 2004 and 2003 .........................     5

          Notes to Condensed Consolidated Quarterly Financial
              Statements .............................................................     6

Item 2.   Management's Discussion and Analysis of Financial

              Condition and Results of Operations ....................................    10

Item 3.   Controls and Procedures ....................................................    14

PART  II. OTHER INFORMATION

Item 2.   Changes in Securities and Small Business Issuer

                    Purchases of Equity Securities ...................................    15

Item 6.   Exhibits and Reports on Form 8-K ...........................................    15

SIGNATURE ............................................................................    16

                               CDSI HOLDINGS INC.

                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                                                 March 31,       December 31,
                                                                   2004              2003
                                                               -----------      -----------
                                ASSETS:

Current assets:
    Cash and cash equivalents ............................     $   145,541      $   164,334
    Investment securities available for sale .............          14,850           18,150
                                                               -----------      -----------

         Total assets ....................................     $   160,391      $   182,484
                                                               ===========      ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued expenses ................     $     6,618      $    13,525
                                                               -----------      -----------

         Total current liabilities .......................           6,618           13,525
                                                               -----------      -----------

Commitments and contingencies ............................            --               --

Stockholders' equity:
    Preferred stock, $.01 par value.  Authorized 5,000,000
       shares; no shares issued and outstanding ..........            --               --
    Common stock, $.01 par value.  Authorized 25,000,000
       shares; 3,120,000 shares issued and outstanding ...          31,200           31,200
    Additional paid-in capital ...........................       8,209,944        8,209,944
    Accumulated deficit ..................................      (8,102,221)      (8,090,335)
    Accumulated other comprehensive income ...............          14,850           18,150
                                                               -----------      -----------

         Total stockholders' equity ......................         153,773          168,959
                                                               -----------      -----------

         Total liabilities and stockholders' equity ......     $   160,391      $   182,484
                                                               ===========      ===========


      See accompanying Notes to Condensed Consolidated Financial Statements

                       CDSI HOLDINGS INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                Three Months Ended March 31,
                                                ----------------------------
                                                   2004             2003
                                                -----------      -----------
Revenues ..................................     $      --        $      --

Expenses:
     General and administrative ...........          12,280           14,428
                                                -----------      -----------
                                                     12,280           14,428
                                                -----------      -----------

Operating loss ............................         (12,280)         (14,428)
                                                -----------      -----------

     Interest income ......................             394              663
                                                -----------      -----------

Net loss ..................................     $   (11,886)     $   (13,765)
                                                ===========      ===========

Net loss per share (basic and diluted) ....     $     (0.00)     $     (0.00)
                                                ===========      ===========

Shares used in computing net loss per share       3,120,000        3,120,000
                                                ===========      ===========


      See accompanying Notes to Condensed Consolidated Financial Statements

                       CDSI HOLDINGS INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                   Three Months Ended March 31,
                                                                   ----------------------------
                                                                      2004            2003
                                                                    ---------      ---------
Cash flows from operating activities:
   Net loss ...................................................     $ (11,886)     $ (13,765)
   Increase (decrease) in accounts payable and accrued expenses        (6,907)         6,820
                                                                    ---------      ---------

Net cash used in operating activities .........................       (18,793)        (6,945)
                                                                    ---------      ---------

Net cash from investing activities ............................          --             --
                                                                    ---------      ---------

Net cash from financing activities ............................          --             --
                                                                    ---------      ---------

Net decrease in cash and cash equivalents .....................       (18,793)        (6,945)
Cash and cash equivalents at beginning of period ..............       164,334        215,087
                                                                    ---------      ---------

Cash and cash equivalents at end of period ....................     $ 145,541      $ 208,142
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

         At March 31, 2004, the Company had an accumulated deficit of approximately $8.1 million. The Company has reported an operating loss in each of its fiscal quarters since inception and it expects to continue to incur operating losses in the immediate future. The Company has reduced operating expenses and is seeking acquisition and investment opportunities. There is a risk the Company will continue to incur operating losses.

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

(2)      PRINCIPLES OF REPORTING

         The financial statements of the Company as of March 31, 2004 presented herein have been prepared by the Company and are unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2004 and the results of operations and cash flows for all periods presented have been made. Results for the interim periods are not necessarily indicative of the results for the entire year.

         These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2003 included in the Company's Form 10-KSB filed with the Securities and Exchange Commission (Commission File No. 0001-22563).

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

                       CDSI HOLDINGS INC. AND SUBSIDIARIES

                                   (UNAUDITED)

         330,000 shares of Dialog Common Stock and, on February 7, 2003, CDSI converted its preferred shares into 330,000 shares of Dialog Common Stock. Based on public filings by Dialog, management currently estimates that CDSI's interest in Dialog is approximately 0.3% on a fully-diluted basis.

         As contemplated by the Investors' Rights Agreement dated January 31, 2002 between Dialog and the former TDMI stockholders, Dialog filed a registration statement on June 25, 2003 with the Securities and Exchange Commission to register under the Securities Act of 1933, among other things, the Dialog shares held by CDSI as well as the Dialog Common Stock issuable on conversion of the Dialog Class B Preferred Stock held by the other former TDMI stockholders. The registration statement has not yet been declared effective. On August 18, 2003 and November 13, 2003, the Company filed a notice of proposed sale under Rule 144 of the Securities Act of 1933 with respect to its 330,000 shares of Dialog Common Stock. None of the shares have been sold by the Company as of April 30, 2004. See Note 4.

(4)      INVESTMENT SECURITIES AVAILABLE FOR SALE

         The Company's 330,000 shares of Dialog Common Stock may be sold by the Company pursuant to Rule 144(k) of the Securities Act of 1933. See Note
         3. In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", the Company has classified these shares as "Investment Securities Available for Sale" as of March 31, 2004. The Dialog Common Stock is carried at fair value, based on the last trade prior to March 31, 2004, and net unrealized gains are included as a component of stockholders' equity. However, no assurance can be given that the Company will ultimately realize fair value for its Dialog shares as there is only a limited trading market for the shares and the Company may not be able to sell any material portion of its shares at prevailing market prices.

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

         Stock options and warrants (both vested and non-vested) totaling 656,788 shares at March 31, 2004 and 2003, respectively, were excluded from the calculation of diluted per share results presented because their effect was anti-dilutive. Accordingly, diluted net loss per common share is the same as basic net loss per common share.

                       CDSI HOLDINGS INC. AND SUBSIDIARIES

                                   (UNAUDITED)

(7)      COMPREHENSIVE LOSS

         Comprehensive loss of the Company includes net loss and changes in the value of investment securities available for sale that have not been included in net income. Comprehensive loss applicable to Common Shares for the three months ended March 31, 2004 and 2003 is as follows:

                                                        THREE MONTHS            THREE MONTHS
                                                            ENDED                   ENDED
                                                       MARCH 31, 2004          MARCH 31, 2003
                                                       --------------          --------------
Net loss .........................................       $(11,886)               $(13,765)

Change in unrealized gain on investment securities         (3,300)                   --
                                                         --------                --------

Total comprehensive loss .........................       $(15,186)               $(13,765)
                                                         ========                ========

                       CDSI HOLDINGS INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      OVERVIEW

            Based on public filings by Dialog Group Inc. (formerly known as IMX Pharmaceuticals Inc.), management estimates that the Company owns an approximate 0.3% interest in Dialog on a fully diluted basis. Dialog is a provider of relationship marketing communications services, business and consumer targeting databases for the healthcare, financial, and other direct-to-consumer, direct-to-professional, business markets. Dialog is registered under the Securities Exchange Act of 1934 and is required to file periodic and other information with the Securities and Exchange Commission (symbol "DLGG"). However, Dialog was delinquent in filing its Form 10-QSB for the quarter ended September 30, 2003 which was not filed until January 26, 2004. As a result, its Common Stock was delisted, effective December 31, 2003, from trading on the NASD OTC Bulletin Board. Dialog was also delinquent in filing its Form 10-KSB for the year ended December 31, 2003, which was not filed until April 29, 2004.

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

THINKDIRECTMARKETING, INC.

            On November 5, 1998, the Company contributed substantially all the non-cash assets and certain liabilities related to its on-line electronic delivery information service to TDMI, and received preferred stock of TDMI. See
Note 3 to the unaudited condensed consolidated financial statements for additional information concerning the Company's former investment in TDMI.

            On January 31, 2002, Dialog acquired all the shares of TDMI it did not already own by exercising an option previously granted by the remaining TDMI stockholders. The Company received preferred stock of Dialog in exchange for its interest in TDMI. The preferred stock was convertible into Dialog common stock and, on February 7, 2003, CDSI converted its Class B Preferred Shares into 330,000 shares of Dialog Common Stock. The Company's Dialog shares may be sold by the Company pursuant to Rule 144(k) of the Securities Act of 1933. None of the shares have been sold by the Company as of April 30, 2004. See Notes 3 and 4 to the unaudited condensed consolidated financial statements.

                       CDSI HOLDINGS INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

      RESULTS OF OPERATIONS

            REVENUES

            For the three months ended March 31, 2004 and 2003, the Company did not generate revenues from operations.

            EXPENSES

            Expenses associated with corporate activities were $12,280 for the three months ended March 31, 2004, as compared to $14,428 for the same period in the prior year. The amounts were primarily due to the costs necessary to maintain a public company. The Company evaluates accruals on a quarterly basis and adjusts as appropriate.

            OTHER INCOME

            Interest income was $394 for the three months ended March 31, 2004, compared to $663 for the three months ended March 31, 2003. The decrease is due primarily to lower prevailing interest rates and lower cash balances in 2004 versus 2003.

      LIQUIDITY AND CAPITAL RESOURCES

            At March 31, 2004, the Company had an accumulated deficit of approximately $8.1 million. The Company has reported an operating loss in each of its fiscal quarters since inception and it expects to continue to incur operating losses in the immediate future. The Company has reduced operating expenses and is seeking acquisition and investment opportunities. No assurance can be given that the Company will not continue to incur operating losses.

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

            Cash used for operations for the three months ended March 31, 2004 and 2003 was $18,793 and $6,945, respectively. The increase is associated primarily with the timing of payments of accounts payable and accrued liabilities. Included in the Company's accrued liabilities as of March 31, 2004 is $525 of liabilities established in the disposal of the Company's former business of marketing and leasing an inventory control system for tobacco products. The Company evaluates its accruals on a quarterly basis and makes adjustments when appropriate.

            The Company does not expect significant capital expenditures during the year ended December 31, 2004.

            At March 31, 2004, the Company had cash and cash equivalents of $145,541. The Company does not currently have any commitments for any additional financing, and there can be no assurance that

                       CDSI HOLDINGS INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


any such commitments can be obtained. Any additional equity financing may be dilutive to its existing stockholders, and debt financing, if available, may involve pledging some or all of its assets and may contain restrictive covenants with respect to raising future capital and other financial and operational matters.

            Inflation and changing prices had no material impact on revenues or the results of operations for the periods ended March 31, 2004 and 2003.

            The Company's 330,000 shares of Dialog Common Stock may be sold pursuant to Rule 144(k) of the Securities Act of 1933. In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", the Company has classified these shares as "Investment Securities Available for Sale" as of March 31, 2004. The Dialog Common Stock is carried at fair value ($14,850), based on the last trade prior to March 31, 2004, and net unrealized gains are included as a component of stockholders' equity. However, no assurance can be given that the Company will ultimately realize fair value for its Dialog shares as there is only a limited trading market for the shares and the Company may not be able to sell any material portion of its shares at prevailing market prices. No assurances can be given that an orderly trading market will be maintained for Dialog's Common Stock as Dialog was delinquent in filing a quarterly report with the Securities and Exchange Commission and, as a result, its shares have been delisted from the NASD OTC Bulletin Board. Dialog was also delinquent in filing its Form 10-KSB for the year ended December 31, 2003, which was not filed until April 29, 2004.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

            The Company and its representatives may from time to time make oral or written "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), including any statements that may be contained in the foregoing "Management's Discussion and Analysis of Financial Condition and Results of Operations", in this report and in other filings with the Securities and Exchange Commission and in its reports to stockholders, which represent the Company's expectations or beliefs with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties and, in connection with the "safe-harbor" provisions of the Reform Act, the Company has identified under "Risk Factors" in Item 1 of the Company's Form 10-KSB for the year ended December 31, 2003 filed with the Securities and Exchange Commission and in this section important factors that could cause actual results to differ materially from those contained in any forward-looking statements made by or on behalf of the Company.

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

                       CDSI HOLDINGS INC. AND SUBSIDIARIES

                           PART II. OTHER INFORMATION

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities

      No securities of the Company that were not registered under the Securities Act of 1933 have been issued or sold by the Company during the quarter ended March 31, 2004. No securities of the Company were repurchased by the Company, or an affiliated purchaser, during the quarter ended March 31, 2004.

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

                                            CDSI HOLDINGS INC.
                                            (Registrant)



Date: April 30, 2004                        By:   /s/J. Bryant Kirkland III
                                                  ------------------------------
                                                  J. Bryant Kirkland III
                                                  Vice President, Treasurer
                                                  and Chief Financial Officer
                                                  (Duly Authorized Officer and
                                                     Chief Accounting Officer)