Form 10QSB
period 2004-06-30
CDSI HOLDINGS INC
filed 2004-07-23
CIK 1023994

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

      CHECK WHETHER THE ISSUER (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY
SECTION 13 OR 15(d) OF THE EXCHANGE ACT DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND
(2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
YES[X] NO[ ]

      AS OF JULY 23, 2004, THERE WERE OUTSTANDING 3,120,000 SHARES OF THE ISSUER'S COMMON STOCK, $.01 PAR VALUE.

================================================================================

                               CDSI HOLDINGS INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

                                TABLE OF CONTENTS

                                                                             Page
                                                                             ----
PART I. FINANCIAL INFORMATION

  Item 1. Condensed Consolidated Financial Statements (Unaudited):

          Condensed Consolidated Balance Sheets as of June 30, 2004
             and December 31, 2003..........................................   2

          Condensed Consolidated Statements of Operations for the
             three months and six months ended June 30, 2004 and 2003.......   3

          Condensed Consolidated Statements of Cash Flows for the
             six months ended June 30, 2004 and 2003........................   4

          Notes to the Condensed Quarterly Consolidated Financial
             Statements.....................................................   5

  Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations............................   9

  Item 3. Controls and Procedures...........................................  13

PART II. OTHER INFORMATION

  Item 2. Changes in Securities and Small Business Issuer
                 Purchases of Equity Securities.............................  14

  Item 6. Exhibits and Reports on Form 8-K..................................  14

  SIGNATURE.................................................................  15

                               CDSI HOLDINGS INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                   June 30,     December 31,
                                                                                     2004          2003
                                                                                     ----          ----
                                     ASSETS:
Current assets:
   Cash and cash equivalents................................................     $   135,715    $   164,334
   Investment securities available for sale.................................           9,900         18,150
                                                                                 -----------    -----------
          Total assets......................................................     $   145,615    $   182,484
                                                                                 ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses....................................     $     9,625    $    13,525
                                                                                 -----------    -----------
          Total current liabilities.........................................           9,625         13,525
                                                                                 -----------    -----------

Commitments and contingencies...............................................              --             --

Stockholders' equity:
   Preferred stock, $.01 par value. Authorized 5,000,000
       shares; no shares issued and outstanding.............................              --             --
   Common stock, $.01 par value. Authorized 25,000,000
         shares; 3,120,000 shares issued and outstanding....................          31,200         31,200
   Additional paid-in capital...............................................       8,209,944      8,209,944
   Accumulated deficit......................................................      (8,115,054)    (8,090,335)
   Accumulated other comprehensive income...................................           9,900         18,150
                                                                                 -----------    -----------
          Total stockholders' equity........................................         135,990        168,959
                                                                                 -----------    -----------
          Total liabilities and stockholders' equity........................     $   145,615    $   182,484
                                                                                 ===========    ===========

      See accompanying Notes to Condensed Consolidated Financial Statements

                               CDSI HOLDINGS INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        Three Months Ended              Six Months Ended
                                                    --------------------------    ----------------------------
                                                      June 30,       June 30,        June 30,      June 30,
                                                        2004           2003            2004          2003
                                                        ----           ----            ----          ----
Revenues .......................................    $        --    $        --    $              $        --

Cost and expenses:
     General and administrative ................         13,156         15,205         25,436         29,633
                                                    -----------    -----------    -----------    -----------
                                                         13,156         15,205         25,436         29,633
                                                    -----------    -----------    -----------    -----------

Operating loss .................................        (13,156)       (15,205)       (25,436)       (29,633)
                                                    -----------    -----------    -----------    -----------

     Interest income ...........................            323            553            717          1,216
                                                    -----------    -----------    -----------    -----------

Net loss .......................................    $   (12,833)   $   (14,652)   $   (24,719)   $   (28,417)
                                                    ===========    ===========    ===========    ===========

Net loss per share (basic and diluted) .........    $     (0.00)   $     (0.00)   $     (0.01)   $     (0.01)
                                                    ===========    ===========    ===========    ===========

Shares used in computing net loss per share ....      3,120,000      3,120,000      3,120,000      3,120,000
                                                    ===========    ===========    ===========    ===========

      See accompanying Notes to Condensed Consolidated Financial Statements

                               CDSI HOLDINGS INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                  Six Months Ended
                                                              ------------------------
                                                                June 30,    June 30,
                                                                  2004        2003
                                                                  ----        ----
Cash flows from operating activities:
   Net loss ..............................................    $ (24,719)   $ (28,417)
   Decrease in accounts payable and accrued expenses .....       (3,900)      (1,481)
                                                              ---------    ---------

Net cash used in operating activities ....................      (28,619)     (29,898)
                                                              ---------    ---------

Net cash from investing activities .......................           --           --
                                                              ---------    ---------

Net cash from financing activities .......................           --           --
                                                              ---------    ---------

Net decrease in cash and cash equivalents ................      (28,619)     (29,898)
Cash and cash equivalents at beginning of period .........      164,334      215,087
                                                              ---------    ---------

Cash and cash equivalents at end of period ...............    $ 135,715    $ 185,189
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

      At June 30, 2004, the Company had an accumulated deficit of approximately $8.1 million. The Company has reported an operating loss in each of its fiscal quarters since inception and it expects to continue to incur operating losses in the immediate future. The Company has reduced operating expenses and is seeking acquisition and investment opportunities. There is a risk the Company will continue to incur operating losses.

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

(2)   PRINCIPLES OF REPORTING

      The financial statements of the Company as of June 30, 2004 presented herein have been prepared by the Company and are unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2004 and the results of operations and cash flows for all periods presented have been made. Results for the interim periods are not necessarily indicative of the results for the entire year.

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

      As contemplated by the Investors' Rights Agreement dated January 31, 2002 between Dialog and the former TDMI stockholders, Dialog filed a registration statement on June 25, 2003 with the Securities and Exchange Commission to register under the Securities Act of 1933, among other things, the Dialog shares held by CDSI as well as the Dialog Common Stock issuable on conversion of the Dialog Class B Preferred Stock held by the other former TDMI stockholders. The registration statement has not yet been declared effective. On August 18, 2003 and November 13, 2003, the Company filed a notice of proposed sale under Rule 144 of the Securities Act of 1933 with respect to its 330,000 shares of Dialog Common Stock. As of July 23, 2004, the Company had sold 25,000 shares of Dialog stock for $2,755 in the third quarter of 2004. See Note 4.

(4)   INVESTMENT SECURITIES AVAILABLE FOR SALE

      The Company's 330,000 shares of Dialog Common Stock may be sold by the Company pursuant to Rule 144(k) of the Securities Act of 1933. See Note 3. In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", the Company has classified these shares as "Investment Securities Available for Sale" as of June 30, 2004. The Dialog Common Stock is carried at fair value, based on the last trade prior to June 30, 2004, and net unrealized gains are included as a component of stockholders' equity. However, no assurance can be given that the Company will ultimately realize fair value for its Dialog shares as there is only a limited trading market for the shares and the Company may not be able to sell any material portion of its shares at prevailing market prices.

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

      Stock options and warrants (both vested and non-vested) totaling 656,788 shares at June 30, 2004 and 2003, respectively, were excluded from the calculation of diluted per share results presented because their effect was anti-dilutive. Accordingly, diluted net loss per common share is the same as basic net loss per common share.

                       CDSI HOLDINGS INC. AND SUBSIDIARIES

                                   (UNAUDITED)

(7)   COMPREHENSIVE LOSS

      Comprehensive loss of the Company includes net loss and changes in the value of investment securities available for sale that have not been included in net income. Comprehensive loss applicable to Common Shares for the three and six months ended June 30, 2004 and 2003 is as follows:

                                               THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                               ---------------------------    ---------------------------
                                                   2004          2003            2004            2003
                                                   ----          ----            ----            ----
Net loss ..................................      $(12,833)     $(14,652)       $(24,719)       $(28,417)
Net change in unrealized gain
      on investment securities ............        (4,950)           --          (8,250)             --
                                                 --------      --------        --------        --------

      Comprehensive loss ..................      $(17,783)     $(14,652)       $(32,969)       $(28,417)
                                                 ========      ========        ========        ========

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

      On January 31, 2002, Dialog acquired all the shares of TDMI it did not already own by exercising an option previously granted by the remaining TDMI stockholders. The Company received preferred stock of Dialog in exchange for its interest in TDMI. The preferred stock was convertible into Dialog common stock and, on February 7, 2003, CDSI converted its Class B Preferred Shares into 330,000 shares of Dialog Common Stock. The Company's Dialog shares may be sold by the Company pursuant to Rule 144(k) of the Securities Act of 1933. As of July 23, 2004, the Company has sold 25,000 shares of Dialog stock for $2,755 in the third quarter of 2004. See Notes 3 and 4 to the unaudited condensed consolidated financial statements.

                       CDSI HOLDINGS INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Results of Operations

      REVENUES

      For the three and six months ended June 30, 2004 and 2003, the Company did not generate revenues from operations.

      EXPENSES

      Expenses associated with corporate activities were $13,156 and $25,436 for the three and six months ended June 30, 2004, respectively, as compared to $15,205 and $29,633 for the same periods in the prior year. The expenses were primarily associated with costs necessary to maintain a public company.

      INTEREST INCOME

      Interest income was $323 and $717 for the three and six months ended June 30, 2004, compared to $553 and $1,216 for the three and six months ended June 30, 2003. The decrease is due primarily to lower prevailing interest rates and lower cash balances in 2004 versus 2003.

Liquidity and Capital Resources

      At June 30, 2004, the Company had an accumulated deficit of approximately $8.1 million. The Company has reported an operating loss in each of its fiscal quarters since inception and it expects to continue to incur operating losses in the immediate future. The Company has reduced operating expenses and is seeking acquisition and investment opportunities. No assurance can be given that the Company will not continue to incur operating losses.

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

      Cash used for operations for the six months ended June 30, 2004 and 2003 was $28,619 and $29,898, respectively. Included in the Company's accrued liabilities as of June 30, 2004 is $525 of liabilities established in the disposal of the Company's former business of marketing and leasing an inventory control system for tobacco products. The Company evaluates its accruals on a quarterly basis and makes adjustments when appropriate.

      The Company does not expect significant capital expenditures during the year ended December 31, 2004.

                       CDSI HOLDINGS INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

      At June 30, 2004, the Company had cash and cash equivalents of $135,715. The Company does not currently have any commitments for any additional financing, and there can be no assurance that any such commitments can be obtained. Any additional equity financing may be dilutive to its existing stockholders, and debt financing, if available, may involve pledging some or all of its assets and may contain restrictive covenants with respect to raising future capital and other financial and operational matters.

      Inflation and changing prices had no material impact on revenues or the results of operations for the six months ended June 30, 2004 and 2003.

      The Company's 330,000 shares of Dialog Common Stock may be sold pursuant to Rule 144(k) of the Securities Act of 1933. In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", the Company has classified these shares as "Investment Securities Available for Sale" as of June 30, 2004. The Dialog Common Stock is carried at fair value ($9,900), based on the last trade prior to June 30, 2004, and net unrealized gains are included as a component of stockholders' equity. However, no assurance can be given that the Company will ultimately realize fair value for its Dialog shares as there is only a limited trading market for the shares and the Company may not be able to sell any material portion of its shares at prevailing market prices. No assurances can be given that an orderly trading market will be maintained for Dialog's Common Stock as Dialog was delinquent in filing a quarterly report with the Securities and Exchange Commission and, as a result, its shares have been delisted from the NASD OTC Bulletin Board. Dialog was also delinquent in filing its Form 10-KSB for the year ended December 31, 2003, which was not filed until April 29, 2004 and its Form 10-QSB for the quarterly period ended March 31, 2004, which was not filed until May 18, 2004. As of July 23, 2004, the Company had sold 25,000 shares of Dialog stock for $2,755 in the third quarter of 2004.

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

                       CDSI HOLDINGS INC. AND SUBSIDIARIES

                           PART II. OTHER INFORMATION

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities

        No securities of the Company that were not registered under the Securities Act of 1933 have been issued or sold by the Company during the quarter ended June 30, 2004. No securities of the Company were repurchased by the Company, or an affiliated purchaser, during the quarter ended June 30, 2004.

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

                                           CDSI HOLDINGS INC.
                                           (Registrant)

Date: July 23, 2004                        By: /s/ J. Bryant Kirkland III
                                               --------------------------------
                                               J. Bryant Kirkland III
                                               Vice President, Treasurer
                                               and Chief Financial Officer
                                              (Duly Authorized Officer and
                                                 Chief Accounting Officer)