Form 10QSB
period 2004-09-30
CDSI HOLDINGS INC
filed 2004-11-09
CIK 1023994

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

      AS OF NOVEMBER 5, 2004, THERE WERE OUTSTANDING 3,120,000 SHARES OF THE ISSUER'S COMMON STOCK, $.01 PAR VALUE.

================================================================================

                               CDSI HOLDINGS INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

                                                                                Page
                                                                                ----
Item 1.    Condensed Consolidated Financial Statements (Unaudited):

           Condensed Consolidated Balance Sheets as of September 30,
               2004 and December 31, 2003..............................          2

           Condensed Consolidated Statements of Operations for the
               three months and nine months ended September 30,
               2004 and 2003...........................................          3

           Condensed Consolidated Statements of Cash Flows for the
               nine months ended September 30, 2004 and 2003...........          4

           Notes to the Condensed Consolidated Financial
               Statements..............................................          5

Item 2.    Management's Discussion and Analysis of Financial

               Condition and Results of Operations.....................          9

Item 3.    Controls and Procedures.....................................         13

PART  II. OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and
               Use of Proceeds.........................................         14

Item 6.    Exhibits....................................................         14

SIGNATURE..............................................................         15

                               CDSI HOLDINGS INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                   September 30,        December 31,
                                                                                       2004                 2003
                                                                                   -------------        ------------
                                      ASSETS:
Current assets:
     Cash and cash equivalents................................................     $     133,917        $    164,334
     Investment securities available for sale.................................            14,280              18,150
                                                                                   -------------        ------------
           Total assets.......................................................     $     148,197        $    182,484
                                                                                   =============        ============
                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses....................................     $      11,300        $     13,525
                                                                                   -------------        ------------
           Total current liabilities..........................................            11,300              13,525
                                                                                   -------------        ------------
Commitments and contingencies.................................................                --                  --

Stockholders' equity:
     Preferred stock, $.01 par value.  Authorized 5,000,000
        shares; no shares issued and outstanding..............................                --                  --
     Common stock, $.01 par value.  Authorized 25,000,000
        shares; 3,120,000 shares issued and outstanding.......................            31,200              31,200
     Additional paid-in capital...............................................         8,209,944           8,209,944
     Accumulated deficit......................................................        (8,118,527)         (8,090,335)
     Accumulated other comprehensive income...................................            14,280              18,150
                                                                                   -------------        ------------

           Total stockholders' equity.........................................           136,897             168,959
                                                                                   -------------        ------------

           Total liabilities and stockholders' equity.........................     $     148,197        $    182,484
                                                                                   =============        ============

      See accompanying Notes to Condensed Consolidated Financial Statements

                               CDSI HOLDINGS INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                  Three Months Ended           Nine Months Ended
                                             ---------------------------   ---------------------------
                                             September 30,  September 30,  September 30,  September 30,
                                                2004           2003            2004            2003
                                             ------------   ------------   ------------   ------------
Revenues ............................        $        --    $        --    $        --    $        --

Cost and expenses:
      General and administrative .........         8,782         12,654         34,218         42,287
                                             -----------    -----------    -----------    -----------
...........................................         8,782         12,654         34,218         42,287
                                             -----------    -----------    -----------    -----------

Operating loss ...........................        (8,782)       (12,654)       (34,218)       (42,287)
                                             -----------    -----------    -----------    -----------

Other income:
      Gain on sale of investments ........         4,888             --          4,888             --
      Interest income ....................           421            431          1,138          1,647
                                             -----------    -----------    -----------    -----------
           Total .........................         5,309            431          6,026          1,647
                                             -----------    -----------    -----------    -----------

      Net loss ...........................   $    (3,473)   $   (12,223)   $   (28,192)   $   (40,640)
                                             ===========    ===========    ===========    ===========

Net loss per share (basic and diluted)....   $     (0.00)   $     (0.00)   $     (0.01)   $     (0.01)
                                             ===========    ===========    ===========    ===========

Shares used in computing net
      loss per share .....................     3,120,000      3,120,000      3,120,000      3,120,000
                                             ===========    ===========    ===========    ===========

      See accompanying Notes to Condensed Consolidated Financial Statements

                               CDSI HOLDINGS INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                           Nine Months Ended
                                                      September 30,   September 30,
                                                        2004             2003
Cash flows used in operating activities:
   Net loss ........................................    $ (28,192)     $ (40,640)
   Adjustments to reconcile net loss to
    net cash used in operating activities:
      Gain on sale of investments ..................       (4,888)            --
      Changes in assets and liabilities:
         Accounts payable and accrued expenses .....       (2,225)         1,924
                                                        ---------      ---------

      Net cash used in operating.activities ........      (35,305)       (38,716)
                                                        ---------      ---------
Net cash flows provided from investing activities
   Sale of investment securities....................        4,888             --
                                                        ---------      ---------
   Net cash provided from investing activities .....        4,888             --
                                                        ---------      ---------

Net cash flows from financing activities ...........           --             --
                                                        ---------      ---------

Net decrease in cash ...............................      (30,417)       (38,716)
Cash and cash equivalents at beginning of period....      164,334        215,087
                                                        ---------      ---------

Cash and cash equivalents at end.of period .........    $ 133,917      $ 176,371
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

      At September 30, 2004, the Company had an accumulated deficit of approximately $8.1 million. The Company has reported an operating loss in each of its fiscal quarters since inception and it expects to continue to incur operating losses in the immediate future. The Company has reduced operating expenses and is seeking acquisition and investment opportunities. There is a risk the Company will continue to incur operating losses.

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

(2)   PRINCIPLES OF REPORTING

      The financial statements of the Company as of September 30, 2004 presented herein have been prepared by the Company and are unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2004 and the results of operations and cash flows for all periods presented have been made. Results for the interim periods are not necessarily indicative of the results for the entire year.

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

      On November 4, 2002, the holders of Dialog Class B Preferred Stock and Dialog agreed to (i) increase the number of common shares into which the Dialog Class B Preferred Stock is convertible from 1,575,000 to 3,150,000 and (ii) eliminate the annual dividend on the Class B

                       CDSI HOLDINGS INC. AND SUBSIDIARIES

                                   (UNAUDITED)

      Preferred Stock. As a result, the Class B Preferred Stock held by CDSI became convertible into 330,000 shares of Dialog Common Stock and, on February 7, 2003, CDSI converted its preferred shares into 330,000 shares of Dialog Common Stock. The Company had sold 50,000 shares of Dialog stock for $4,888 in the third quarter of 2004. See Note 4. Based on public filings by Dialog, management currently estimates that CDSI's interest in Dialog is approximately 0.2% on a fully-diluted basis.

(4)   INVESTMENT SECURITIES AVAILABLE FOR SALE

      The Company's 280,000 shares of Dialog Common Stock may be sold by the Company pursuant to Rule 144(k) of the Securities Act of 1933. See Note 3. In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", the Company has classified these shares as "Investment Securities Available for Sale" as of September 30, 2004. The Dialog Common Stock is carried at fair value, based on the last trade prior to September 30, 2004, and net unrealized gains are included as a component of stockholders' equity. However, no assurance can be given that the Company will ultimately realize fair value for its Dialog shares as there is only a limited trading market for the shares and the Company may not be able to sell any material portion of its shares at prevailing market prices.

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

      Stock options and warrants (both vested and non-vested) totaling 656,788 shares at September 30, 2004 and 2003, respectively, were excluded from the calculation of diluted per share results presented because their effect was anti-dilutive. Accordingly, diluted net loss per common share is the same as basic net loss per common share.

                       CDSI HOLDINGS INC. AND SUBSIDIARIES

                                   (UNAUDITED)

(7)   COMPREHENSIVE INCOME (LOSS)

      Comprehensive income (loss) of the Company includes net loss and changes in the value of investment securities available for sale that have not been included in net income. Comprehensive loss applicable to Common Shares for the three and nine months ended September 30, 2004 and 2003 is as follows:

                                                THREE MONTHS ENDED           NINE MONTHS ENDED
                                             -----------------------       -----------------------
                                                   SEPTEMBER 30,                 SEPTEMBER 30,
                                                   -------------                 -------------
                                               2004          2003             2004         2003
                                             ---------   -----------       ----------    ---------
Net loss................................     $  (3,473)  $   (12,223)      $  (28,192)   $ (40,640)
Net change in unrealized gain
    on investment securities............         4,380        29,700           (3,870)      29,700
                                             ---------   -----------       ----------    ---------

    Comprehensive income (loss).........     $     907   $    17,477       $  (32,062)   $ (10,940)
                                             =========   ===========       ==========    =========

                       CDSI HOLDINGS INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

      Based on public filings by Dialog Group Inc. (formerly known as IMX Pharmaceuticals Inc.), management estimates that the Company owns an approximate 0.2% interest in Dialog on a fully diluted basis. Dialog is a provider of relationship marketing communications services, business and consumer targeting databases for the healthcare, financial, and other direct-to-consumer, direct-to-professional, business markets. Dialog is registered under the Securities Exchange Act of 1934 and is required to file periodic and other information with the Securities and Exchange Commission (symbol "DLGG"). However, Dialog was delinquent in filing its Form 10-QSB for the quarter ended September 30, 2003 which was not filed until January 26, 2004. As a result, its Common Stock was delisted, effective December 31, 2003, from trading on the NASD OTC Bulletin Board. Dialog was also delinquent in filing its Form 10-KSB for the year ended December 31, 2003, which was not filed until April 29, 2004.

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

      On January 31, 2002, Dialog acquired all the shares of TDMI it did not already own by exercising an option previously granted by the remaining TDMI stockholders. The Company received preferred stock of Dialog in exchange for its interest in TDMI. The preferred stock was convertible into Dialog common stock and, on February 7, 2003, CDSI converted its Class B Preferred Shares into 330,000 shares of Dialog Common Stock. The Company sold 50,000 shares of Dialog stock for $4,888 in the third quarter of 2004. The Company's remaining 280,000 Dialog shares may be sold by the Company pursuant to Rule 144(k) of the Securities Act of 1933. See Notes 3 and 4 to the unaudited condensed consolidated financial statements.

Results of Operations

      REVENUES

      For the three and nine months ended September 30, 2004 and 2003, the Company did not generate revenues from operations.

                      CDSI HOLDINGS INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

      EXPENSES

      Expenses associated with corporate activities were $8,782 and $34,218 for the three and nine months ended September 30, 2004, respectively, as compared to $12,654 and $42,287 for the same periods in the prior year. The expenses were primarily associated with costs necessary to maintain a public company. The decrease in expenses in the 2004 periods primarily relate to lower audit fees accrued for CDSI's 2004 annual audit as a result of CDSI changing independent registered public accounting firms in the third quarter of 2004 and lower printing expenses in 2004 versus 2003.

      OTHER INCOME (EXPENSE)

      Other income for the three and nine months ended September 30, 2004 consisted of gains on the sale of investments and interest income. CDSI recorded a $4,888 gain on its disposal of 50,000 shares of Dialog stock for the three and nine months ended September 30, 2004. See Notes 3 and 4 to the unaudited condensed consolidated financial statements. Interest income was $421 and $1,138 for the three and nine months ended September 30, 2004, compared to $431 and $1,647 for the three and nine months ended September 30, 2003. The decrease is due primarily to lower prevailing interest rates and lower cash balances in 2004 versus 2003.

Liquidity and Capital Resources

      At September 30, 2004, the Company had an accumulated deficit of approximately $8.1 million. The Company has reported an operating loss in each of its fiscal quarters since inception and it expects to continue to incur operating losses in the immediate future. The Company has reduced operating expenses and is seeking acquisition and investment opportunities. No assurance can be given that the Company will not continue to incur operating losses.

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

      Cash used in operations for the nine months ended September 30, 2004 and 2003 was $35,305 and $38,716, respectively. The decrease is associated primarily with the timing of payments of accounts payable and accrued liabilities offset by a higher net loss in the 2003 period. Included in the Company's accrued liabilities as of September 30, 2004 is $525 of liabilities established in the disposal of the Company's former business of marketing and leasing an inventory control system for tobacco products. The Company evaluates its accruals on a quarterly basis and makes adjustments when appropriate.

                      CDSI HOLDINGS INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

      Cash provided from investing activities of $4,888 for the nine months ended September 30, 2004 consisted of gains on the sale of 50,000 shares of Dialog Common Stock. See Notes 3 and 4 to the unaudited condensed consolidated financial statements.

      The Company does not expect significant capital expenditures during the year ended December 31, 2004.

      At September 30, 2004, the Company had cash and cash equivalents of $133,917. The Company does not currently have any commitments for any additional financing, and there can be no assurance that any such commitments can be obtained. Any additional equity financing may be dilutive to its existing stockholders, and debt financing, if available, may involve pledging some or all of its assets and may contain restrictive covenants with respect to raising future capital and other financial and operational matters.

      Inflation and changing prices had no material impact on revenues or the results of operations for the nine months ended September 30, 2004 and 2003.

      The Company's 280,000 shares of Dialog Common Stock may be sold pursuant to Rule 144(k) of the Securities Act of 1933. In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", the Company has classified these shares as "Investment Securities Available for Sale" as of September 30, 2004. The Dialog Common Stock is carried at fair value ($14,280), based on the last trade prior to September 30, 2004, and net unrealized gains are included as a component of stockholders' equity. However, no assurance can be given that the Company will ultimately realize fair value for its Dialog shares as there is only a limited trading market for the shares and the Company may not be able to sell any material portion of its shares at prevailing market prices. No assurances can be given that an orderly trading market will be maintained for Dialog's Common Stock. Dialog was delinquent in filing a quarterly report with the Securities and Exchange Commission and, as a result, its Common Stock was delisted, effective December 31, 2003, from the NASD OTC Bulletin Board. Dialog was also delinquent in filing its Form 10-KSB for the year ended December 31, 2003, which was not filed until April 29, 2004. The Company sold 50,000 shares of Dialog stock for $4,888 in the third quarter of 2004.

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

                       CDSI HOLDINGS INC. AND SUBSIDIARIES

                           PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

      No securities of the Company that were not registered under the Securities Act of 1933 have been issued or sold by the Company during the quarter ended September 30, 2004. No securities of the Company were repurchased by the Company, or an affiliated purchaser, during the quarter ended September 30, 2004.

Item 6. Exhibits

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

                                             CDSI HOLDINGS INC.
                                             (Registrant)

Date: November 9, 2004                       By: /s/ J. Bryant Kirkland III
                                                 ------------------------------
                                                 J. Bryant Kirkland III
                                                 Vice President, Treasurer
                                                 and Chief Financial Officer
                                                 (Duly Authorized Officer and
                                                  Chief Accounting Officer)