Form 10KSB
period 2004-12-31
CDSI HOLDINGS INC
filed 2005-03-31
CIK 1023994

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2004

Commission File Number: 0001-22563

CDSI HOLDINGS INC.

(Name of small business issuer in its charter)

Delaware	95-4463937
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 S.E. Second Street, 32nd Floor, Miami, Florida	33131
(Address of principal executive offices)	(Zip Code)

305-579-8000
(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $.01 per share
Redeemable Class A Common Stock Purchase Warrants

     Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

     The issuer’s revenues for the year ended December 31, 2004 were $0.

     The aggregate market value of the voting stock of the issuer held by non-affiliates of the issuer on March 23, 2004 based on the closing price on such date was $374,900.

     As of March 30, 2005 the issuer had a total of 3,120,000 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

PART I

ITEM 1. DESCRIPTION OF BUSINESS

FORWARD-LOOKING STATEMENTS

     Certain statements made in this Annual Report on Form 10-KSB are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company’s plans and objectives are based, in part, on assumptions involving judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, particularly in view of the Company’s limited operations, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved. Readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date on which such statements are made. Factors that could cause actual results to differ materially from those express or implied by such forward-looking statements include, but are not limited to, the factors set forth in this report under the headings “The Company,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The Company does not undertake to update any forward-looking statement that may be made from time to time on its behalf.

THE COMPANY

Overview

     CDSI Holdings Inc. (the “Company”) holds limited amounts of cash and an approximate 0.2% interest on a fully diluted basis in Dialog Group Inc. (“Dialog”, formerly known as IMX Pharmaceuticals Inc.). Prior to February 2000, its former wholly-owned subsidiary, Controlled Distribution Systems, Inc. (“CDS”), was primarily engaged in marketing and leasing a prepaid, wireless, remote-operated retail inventory control and dispensing system for tobacco products called the Coinexx Star 10. Prior to October 2000, CDS also owned traditional cigarette vending machines and a related vending route. In February 2000, the Company terminated all operations relating to marketing and leasing the Coinexx Star 10 system. On October 5, 2000, CDS completed the sale to Gutlove & Shirvant, Inc. (“Gutlove”) of the assets of its cigarette vending route, including vending machines and a van. Dialog is a provider of relationship marketing communications services, business and consumer targeting databases for the healthcare, financial and other direct-to-customer, direct-to-professional business markets.

     The Company intends to seek new business opportunities. As the Company has only limited cash resources, the Company’s ability to complete any acquisition or investment opportunities it may identify will depend on its ability to raise additional financing, as to which there can be no assurance. As of the date of this report, the Company has not identified any potential acquisition or investment. There can be no assurance that the Company will successfully identify, complete or integrate any future acquisition or investment, or that acquisitions or investments, if completed, will contribute favorably to its operations and future financial condition.

Company History

     The Company was incorporated in Delaware in December 1993 under the name PC411, Inc. In January 1999, it changed its name to CDSI Holdings Inc. to reflect the change in its principal business. The Company was originally formed to develop an on-line service that transmits name, address, telephone number and other related information digitally to users of personal computers. In May 1998 the Company acquired CDS and, in December 1998, CDS acquired substantially all of the assets of TD Rowe Corporation’s New York cigarette vending route. In November 1998, the Company transferred substantially all of the non-cash assets and certain liabilities used in its on-line data distribution business to ThinkDirectMarketing Inc. (“TDMI”) in exchange for an initial 42.5% interest in that company. The other investors of TDMI included Acxiom Corporation, Cater Barnard plc and TDMI’s management and employees. In January 2002, Dialog acquired all the stock of TDMI that it did not already own, and the Company presently holds 280,000 shares of Dialog Common Stock.

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

     On November 4, 2002, the holders of Dialog Class B Preferred Stock and Dialog agreed to (i) increase the number of common shares into which the Dialog Class B Preferred Stock was convertible from 1,575,000 to 3,150,000 and (ii) eliminate the annual dividend on the Class B Preferred Stock. As a result, the Class B Preferred Stock held by CDSI became convertible into 330,000 shares of Dialog Common Stock and, on February 7, 2003, CDSI converted its Class B Preferred Shares into 330,000 shares of Dialog Common Stock. The Company sold 50,000 shares of Dialog stock for $4,888 in 2004. Based on public filings by Dialog, management estimates that CDSI’s interest in Dialog is approximately 0.2% on a fully-diluted basis.

     Dialog is registered under the Securities Exchange Act of 1934 and is required to file periodic and other information with the Securities and Exchange Commission (symbol “DLGG”). However, Dialog was delinquent in filing its Form 10-QSB for the quarter ended September 30, 2003 which was not filed until January 26, 2004. As a result, its Common Stock was delisted, effective December 31, 2003, from trading on the NASD OTC Bulletin Board. Dialog was also delinquent in filing its Form 10-KSB for the year ended December 31, 2003, which was not filed until April 29, 2004. Effective February 8, 2005, Dialog’s common stock resumed trading on the NASD OTC Bulletin Board.

Employees

     As of December 31, 2004, the Company had two employees, its President and Chief Executive Officer and its Vice President and Chief Financial Officer, both of whom are also employees of New Valley Corporation (“New Valley”), its largest stockholder. The Company believes that it has good relations with its employees.

RISK FACTORS

     Accumulated Deficit; History of Losses. At December 31, 2004, the Company had an accumulated deficit of approximately $8.1 million. The Company has reported an operating loss in each of its fiscal quarters since inception and expects to continue to incur operating losses in the immediate future. The Company has reduced operating expenses and is seeking acquisition and investment opportunities. There is a risk that the Company will continue to incur operating losses.

     Limited Resources and No Source of Operating Revenues. At December 31, 2004, the Company had cash and cash equivalents of $122,946 and net working capital of $126,096. Since the sale of CDS’s vending route in October 2000, the Company has had no source of operating revenue. The Company will not achieve any significant revenues until the consummation of an acquisition or investment, if ever. Moreover, there can be no assurance that any acquisition or investment, if achieved, will result in material revenues from its operations or that it will operate on a profitable basis.

     A Limited Trading Market Exists for Dialog Group Inc. The Company owns 280,000 shares of Common Stock of Dialog, which are carried at $10,500 on the Company’s Balance Sheet at December 31, 2004. In accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, the Company has classified these shares as “Investment Securities Available for Sale” as of December 31, 2004. The Dialog Common Stock is carried at fair value, based on the last trade prior to December 31, 2004, and net unrealized gains are included as a component of stockholders’ equity. However, no assurance can be given that the Company will ultimately realize fair value for its Dialog shares as there is only a limited trading market for the shares and the Company may not be able to sell any material portion of its shares at prevailing market prices. During 2004, the average daily trading volume of Dialog’s Common Stock was approximately 92,838 shares, with 104 days of 252 trading days having no trading activity. No assurances can be given that an orderly trading market will be maintained for Dialog’s Common Stock as Dialog was delinquent in filing a quarterly report with the Securities and Exchange Commission in 2003 and, as a result, its shares were delisted from the NASD OTC Bulletin Board. Following the delisting, the Dialog shares traded on the OTC Pink Sheets until the shares resumed trading on the NASD OTC Bulletin Board on February 8, 2005. See Note 3 to the Company’s Financial Statements.

     Additional Financing Requirements. The Company’s ability to complete any acquisition or investment opportunities it may identify will depend upon the availability of, and its ability to secure, new equity or debt financing. The Company has no commitments for any financing. Further, there can be no assurance that the Company will be able to generate levels of revenues and cash flows sufficient from any acquisition or investment to fund operations or that the Company will be able to obtain financing on satisfactory terms, if at all, to achieve profitable operations.

     “Blind Pool”; Broad Discretion of Management. Prospective investors who invest in the Company will do so without an opportunity to evaluate the specific merits or risks of any proposed transactions. As a result, investors will be entirely dependent on the broad discretion and judgment of management in connection with the application of the Company’s working capital and the selection of an acquisition or investment target. There can be no assurance that determinations ultimately made by the Company will permit the Company to achieve profitable operations.

     Acquisition and Investment Risks. As part of its business strategy, the Company may evaluate new acquisition and investment opportunities. Acquisitions involve numerous risks, including difficulties in the assimilation of the operations and products or services of the acquired companies, the expenses incurred in connection with the acquisition and subsequent assimilation of operations and products or services and the potential loss of key employees of the acquired company. There can be no assurance that the Company will successfully identify, complete or integrate any future acquisitions or investments or that completed acquisitions or investments will contribute favorably to the Company’s operations and future financial condition.

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

     Limited Trading Market. During 1999, the Company’s securities were delisted from the Nasdaq SmallCap market for failure to comply with the minimum listing maintenance requirements. As a result, the Company’s securities currently trade on the OTC Bulletin Board of the National Association of Security Dealers, Inc. Consequently, a stockholder could likely find it more difficult to sell or to obtain quotations as to prices of the Company’s securities. In addition, there is a limited trading market in the Company’s securities. During 2004, the average daily trading volume of the Company’s Common Stock was approximately 2,697 shares, with 192 days of 252 trading days having no trading activity. No assurances can be given that the Company’s Common Stock will continue to trade on the OTC Bulletin Board or that an orderly trading market will be maintained for the Company’s Common Stock.

     Absence of Full-Time Management Personnel. In November 1998, all of the Company’s executive officers resigned and were hired by TDMI. In addition, in February 1999, the former President of CDS resigned. The Company’s current President and Chief Executive Officer and its Vice President and Chief Financial Officer are executive officers of New Valley. Neither of these individuals devotes his full time and attention to the affairs of the Company.

     Concentration of Stock Ownership. Alki Corp., a wholly-owned subsidiary of New Valley, beneficially owns approximately 55.0% of the Company’s outstanding Common Stock. As a result, New Valley, through its subsidiary, controls all matters requiring stockholder approval, including the election of directors, the appointment of officers and approval of significant corporate transactions including a merger, an acquisition or a sale of all or substantially all of the Company’s assets. Such concentration of ownership may also have the effect of delaying or preventing a change in control of the Company. In addition, the Company is subject to a State of Delaware statute regulating business combinations, which may also hinder or delay a change of control.

     Absence of Dividends. The Company has never paid nor does it expect in the foreseeable future to pay any dividends.

     Limitation on Director Liability. To the extent permitted under the Delaware General Corporation Law, the Company’s Restated Certificate of Incorporation limits the liability of directors for monetary damages for breaches of a director’s fiduciary duty, including breaches that constitute gross negligence. As a result, under certain circumstances, neither the Company nor its stockholders may be able to recover damages from directors.

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

     Forward-looking Statements. This report contains forward-looking statements that involve risks and uncertainties. Words such as “anticipate,” “believes,” “expects,” “future” and “intends” and similar expressions are used to identify forward-looking statements. You should not unduly rely on these forward-looking statements, which apply only as of the date of this report. The Company’s actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks described above and elsewhere in this report.

ITEM 2. PROPERTIES

     The Company’s corporate offices are located in the executive offices of New Valley. Until April 2003, CDS leased approximately 5,738 square feet of office space in Fort Lee, New Jersey that was previously used for its corporate offices, sales, customer service and administrative functions. From January 2003 until April 2003, the Company sublet at its cost the New Jersey facility on a month-to-month basis. In April 2003, the Company reached a settlement with the lessor where it was released from the remaining lease obligations of $76,124 in exchange for the forfeiture of a security deposit of $18,505. The Company believes that its current facilities are adequate for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not a party to any pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER
               PURCHASES OF EQUITY SECURITIES

     The Company’s Common Stock is currently traded on the OTC Bulletin Board under the symbol “CDSI”. The following table sets forth for the periods indicated, the reported high and low closing bid quotations per share for the Company’s Common Stock. The sale prices set forth below reflect inter-dealer quotations, do not include retail mark-ups, markdowns or commissions and do not necessarily represent actual transactions.

	High	Low
2004
Fourth Quarter	$0.140	$0.080
Third Quarter	0.090	0.045
Second Quarter	0.140	0.080
First Quarter	0.160	0.080

2003
Fourth Quarter	$0.300	$0.090
Third Quarter	0.200	0.070
Second Quarter	0.200	0.050
First Quarter	0.060	0.040

     As of March 23, 2005, there were 31 holders of record of the Company’s Common Stock.

     Dividend Policy

     The Company has never declared or paid dividends on its Common Stock and does not expect to pay any dividends in the foreseeable future.

     Recent Sales of Unregistered Securities

     No securities were issued by the Company in 2004.

     Issuer Purchases of Equity Securities

     No securities of the Company were repurchased by the Company during the fourth quarter of 2004.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

     Based on public filings by Dialog, management estimates that the Company owns an approximate 0.2% interest in Dialog on a fully diluted basis. The Company intends to seek new investments in other business opportunities. As the Company has only limited cash resources, the Company’s ability to complete any acquisition or investment opportunities it may identify will depend on its ability to raise additional financing, as to which there can be no assurance. There can be no assurance that the Company will successfully identify, complete or integrate any future acquisition or investment, or that acquisitions or investments, if completed, will contribute favorably to its operations and future financial condition.

ThinkDirectMarketing, Inc.

     On November 5, 1998, the Company contributed substantially all the non-cash assets and certain liabilities related to its on-line electronic delivery information service to TDMI, and received preferred stock of TDMI. See Note 3 to the Financial Statements for additional information concerning the Company’s former investment in TDMI.

     On January 31, 2002, Dialog acquired all the shares of TDMI it did not already own by exercising an option previously granted by the remaining TDMI stockholders. The Company received convertible preferred stock of Dialog in exchange for its interest in TDMI, and, on February 7, 2003, CDSI converted its Class B Preferred Shares into 330,000 shares of Dialog Common Stock. The Company sold 50,000 shares of Dialog stock for $4,888 in 2004. The Company’s remaining 280,000 Dialog shares may be sold by the Company pursuant to Rule 144(k) of the Securities Act of 1933. See Notes 3 and 4 to the Financial Statements.

Results of Operations

     Revenues

     For the years ended December 31, 2004 and 2003, the Company did not generate revenues from operations.

     Expenses

     Expenses associated with corporate activities were $41,776 and $52,209 for the years ended December 31, 2004 and 2003, respectively. The expenses in both years were primarily associated with costs necessary to maintain a public company. The decrease in expenses in the 2004 periods primarily relate to lower audit fees accrued for CDSI’s 2004 annual audit as a result of CDSI changing independent registered public accounting firms in the third quarter of 2004 and lower printing expenses in 2004 versus 2003. The expenses for the year ended December 31, 2003 have been reduced by adjustments of previously established accruals of $2,605. The adjustment in 2003 related to a liability established when the Company vacated previously leased office space. The Company evaluates accruals on a quarterly basis and adjusts as appropriate.

     Other Income

     Other income for the year ended December 31, 2004 consisted of gains on the sale of investments and interest income. CDSI recorded a $4,888 gain on its disposal of 50,000 shares of Dialog stock for the year ended December 31, 2004. See Notes 3 and 4 to the consolidated financial statements. Interest income was $1,675 and $2,037 for the years ended December 31, 2004 and 2003, respectively. The decrease in interest income was due primarily to lower prevailing interest rates and lower cash balances in 2004 versus 2003.

Liquidity and Capital Resources

     At December 31, 2004, the Company had an accumulated deficit of approximately $8.1 million. The Company has reported an operating loss in each of its fiscal quarters since inception and it expects to continue to incur operating losses in the immediate future. The Company has reduced operating expenses and is seeking acquisition and investment opportunities. No assurance can be given that the Company will not continue to incur operating losses.

     The Company has limited available cash, limited cash flow, limited liquid assets and no credit facilities. The Company has not been able to generate sufficient cash from operations and, as a consequence, financing has been required to fund ongoing operations. Since completion of the Company’s initial public offering of its common stock (the “IPO”) in May 1997, the Company has primarily financed its operations with the net proceeds of the IPO. The funds were used to complete the introduction of the PC411 Service over the Internet, to expand marketing, sales and advertising, to develop or acquire new services or databases, to acquire CDS and for general corporate purposes.

     In connection with the IPO, the Company issued 2,322,500 Redeemable Class A Warrants (the “Warrants”), including 1,000,000 of which were held by New Valley. The Warrants, which entitled the holder to purchase one share of Common Stock at an initial exercise price of $6.10, expired unexercised on May 13, 2002.

     Cash used for operations for the years ended December 31, 2004 and 2003 was $41,776 and $50,753, respectively.

     Cash provided from investing activities of $4,888 for the year ended December 31, 2004 consisted of gains on the sale of 50,000 shares of Dialog Common Stock. See Notes 3 and 4 to the consolidated financial statements.

     The Company does not expect significant capital expenditures during the year ended December 31, 2005.

     At December 31, 2004, the Company had cash and cash equivalents of $122,946. The Company does not currently have any commitments for any additional financing, and there can be no assurance that any such commitments can be obtained. Any additional equity financing may be dilutive to its existing stockholders, and debt financing, if available, may involve pledging some or all of its assets and may contain restrictive covenants with respect to raising future capital and other financial and operational matters.

     Inflation and changing prices had no material impact on revenues or the results of operations for the years ended December 31, 2004 and 2003.

     The Company’s 280,000 shares of Dialog Common Stock may be sold pursuant to Rule 144(k) of the Securities Act of 1933. In accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, the Company has classified these shares as “Investment Securities Available for Sale” as of September 30, 2004. The Dialog Common Stock is carried at fair value ($14,280), based on the last trade prior to September 30, 2004, and net unrealized gains are included as a component of stockholders’ equity. However, no assurance can be given that the Company will ultimately realize fair value for its Dialog shares as there is only a limited trading market for the shares and the Company may not be able to sell any material portion of its shares at prevailing market prices. No assurances can be given that an orderly trading market will be maintained for Dialog’s Common Stock. Dialog was delinquent in filing a quarterly report with the Securities and Exchange Commission and, as a result, its Common Stock was delisted, effective December 31, 2003, from the NASD OTC Bulletin Board. Following the delisting, the Dialog shares traded on the OTC Pink Sheets until the shares resumed trading on the NASD OTC Bulletin Board on February 8, 2005. Dialog was also delinquent in filing its Form 10-KSB for the year ended December 31, 2003, which was not filed until April 29, 2004. The Company sold 50,000 shares of Dialog stock for $4,888 in the third quarter of 2004.

     Management is currently evaluating alternatives to supplement the Company’s present cash and cash equivalents to meet its liquidity requirements over the next twelve months. Such alternatives include seeking additional investors and/or lenders and disposing of the shares of Dialog Common Stock held by the Company. Although there can be no assurance, the Company believes that it will be able to continue as a going concern for the next twelve months.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On September 7, 2004, the Audit Committee voted to dismiss the independent registered public accounting firm of PricewaterhouseCoopers LLP and approve the engagement of the firm of Becher Della Torre Gitto & Company PC, as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2004.

     The reports of PricewaterhouseCoopers on the financial statements of CDSI as of and for the two fiscal years ended December 31, 2003 and 2002 did not contain an adverse opinion or a disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principle and during the fiscal years ended December 31, 2003 and 2002 and through September 7, 2004 there were no disagreements with PricewaterhouseCoopers on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PricewaterhouseCoopers, would have caused PricewaterhouseCoopers to make reference thereto in its reports on the financial statements for such years.

ITEM 8A. CONTROLS AND PROCEDURES

     Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company has evaluated the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report, and, based on that evaluation, its principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

     Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure .

ITEM 8B. OTHER INFORMATION

     None.

PART III
MANAGEMENT

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS

     Set forth below are the names, ages and positions of the Company’s directors and executive officers as of March 23, 2005.

Name	Age	Position
Richard J. Lampen.	51	President, Chief Executive Officer and Director

J. Bryant Kirkland III	39	Vice President, Chief Financial Officer, Secretary, Treasurer and Director

Robert M. Lundgren.	46	Director

Henry Morris.	51	Director

     Richard J. Lampen, age 51, has served as President and Chief Executive Officer of the Company since November 1998 and as a director of the Company since January 1997. Since October 1995, Mr. Lampen has been the Executive Vice President of New Valley, a publicly-held company principally engaged in the real estate business and seeking to acquire additional operating companies and real estate properties. Since July 1996, he has served as the Executive Vice President of New Valley affiliate, Vector Group Ltd. (“Vector”), a New York Stock Exchange listed holding company. From May 1992 to September 1995, Mr. Lampen was a partner at Steel Hector & Davis, a law firm located in Miami, Florida. From January 1991 to April 1992, Mr. Lampen was a Managing Director at Salomon Brothers Inc., an investment bank, and was an employee at Salomon Brothers Inc from 1986 to April 1992. Mr. Lampen is a director of New Valley and Ladenburg Thalmann Financial Services Inc. Mr. Lampen has served as a director of a number of other companies, including U.S. Can Corporation, The International Bank of Miami, N.A. and Spec’s Music Inc., as well as a court-appointed independent director of Trump Plaza Funding, Inc. Mr. Lampen received a Bachelor of Arts degree from The Johns Hopkins University in 1975 and received a Juris Doctorate degree in 1978 from Columbia Law School.

     J. Bryant Kirkland III, age 39, has served as the Company’s Vice President, Chief Financial Officer, Secretary and Treasurer since January 1998 and as a director of the Company since November 1998. Mr. Kirkland has served in various financial capacities with New Valley since November 1994 and since January 1998 as the Vice President, Treasurer and Chief Financial Officer of New Valley. Since January 2001, Mr. Kirkland has served as a Vice President of Vector and from June 2001 until October 2002, Mr. Kirkland served as Chief Financial Officer of Ladenburg Thalmann Financial Services Inc. Mr. Kirkland received a Bachelor of Science in Business Administration from the University of North Carolina in 1987.

     Robert M. Lundgren, age 46, has served as a director of the Company since January 1997. He also served as Vice President, Chief Financial Officer, Secretary and Treasurer of the Company from January 1997 through January 14, 1998. Mr. Lundgren has served as Director of Finance and Operations of Palmer Trinity School in Miami, Florida since July 2002. Mr. Lundgren was an independent consultant from October 2001 until July 2002. From January 14, 1998 to October 2001, Mr. Lundgren was employed by Solar Cosmetic Labs, Inc. as Chief Financial Officer. From November 1994 through January 14, 1998, Mr. Lundgren was employed by New Valley where he served as Vice President and Chief Financial Officer from May 1996 to January 14, 1998. From November 1992 through November 1994, Mr. Lundgren worked for Deloitte & Touche as a Senior Manager in the audit practice. Mr. Lundgren has been a certified public accountant since 1981 and holds a Bachelor of Science in Accounting from Wake Forest University.

     Henry Morris, age 51, became a director of the Company in May 1997. Since 1989, Mr. Morris has been the Chairman and President of Morris & Carrick, Inc., a political and media consulting firm. Mr. Morris is also Chairman of the Board and Chief Executive Officer of Curran & Connors, Inc., a designer and producer of annual reports and corporate literature. Mr. Morris is a director of eSpeed, Inc., which operates electronic interactive marketplaces for financial and non-financial products. Mr. Morris received a Bachelor of Arts degree in 1974 from Columbia College and a Juris Doctorate degree in 1978 from Columbia Law School.

     Each director of the Company holds office until the next annual meeting of stockholders, or until his successor is elected and qualified. At present, the Company’s By-laws provide for not less than two directors or more than nine directors. Currently, there are four directors. The By-laws permit the Board of Directors to fill any vacancy and such director may serve until the next annual meeting of stockholders or until his successor is elected and qualified. Officers serve at the discretion of the Board of Directors.

Audit Committee

     The Audit Committee of the Company’s Board of Directors consists of Messrs. Lundgren and Morris. The Company’s Board of Directors has determined that Mr. Lundgren is an “audit committee financial expert”, and that Messrs. Lundgren and Morris are “independent”, as those terms are defined under the applicable Securities and Exchange Commission rules. In determining that Messrs. Lundgren and Morris are “independent”, the Board used the definition of independence in Rule 4200(a)(15) of the NASD’s listing standards.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “SEC”). Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms which they file. Based solely on review of the copies of such forms furnished to the Company, or written representations that no Forms 5 were required, the Company believes that, during and with respect to the fiscal year ended December 31, 2003, all officers and directors complied with applicable Section 16(a) filing requirements.

Code of Ethics

     The Company has adopted a Code of Ethics that applies to the Company’s two employees, its President and Chief Executive Officer and its Vice President and Chief Financial Officer. The Company will provide, without charge, a copy of the Code of Ethics on the written request of any person addressed to the Company’s Chief Financial Officer at CDSI Holdings Inc., 100 S.E. Second Street, 32nd Floor, Miami, Florida 33131.

ITEM 10. EXECUTIVE COMPENSATION

Executive Compensation

     The following table sets forth the combined remuneration paid or accrued by the Company during its last three fiscal years to those persons who were, at December 31, 2004, the Company’s Chief Executive Officer or who were executive officers whose cash compensation exceeded $100,000 (the “named executive officers”).

Summary Compensation Table

				Long Term
				Compensation
Name and		Annual Compensation		Common Shares	All Other
Principal Position	Year	Salary	Bonus	Underlying Options	Compensation
Richard J. Lampen	2004	—	—	--	—
President and Chief	2003	—	—	—	—
Executive Officer(1)	2002	—	—	—	—

(1)	Richard J. Lampen, who has served as President and Chief Executive Officer of the Company since November 5, 1998, did not receive any salary or other compensation from the Company in 2004, 2003 or 2002, other than the normal compensation paid to directors of the Company. See “Compensation of Directors.”

Stock Options

     In order to attract and retain persons necessary for the business of the Company, the Company adopted the 1997 Stock Option Plan (the “Option Plan”) covering up to 750,000 shares, pursuant to which officers, directors and key employees of the Company and consultants to the Company are eligible to receive incentive and/or non-incentive stock options. The Option Plan, which expires ten years from the date of its adoption, is administered by the Board of Directors or the Compensation Committee. The selection of participants, allotment of shares, determination of price and other conditions relating to the grant of options is determined by the Board of Directors or the Compensation Committee. Incentive stock options granted under the Option Plan are exercisable for a period of up to 10 years from the date of grant at an exercise price which is not less than the fair market value of the Common Stock on the date of the grant, except that the term of an incentive stock option granted under the Option Plan to a stockholder owning more than 10% of the outstanding Common Stock may not exceed five years and its exercise price may be not less than 110% of the fair market value of the shares on the date of the grant.

     Under the Option Plan, each director who is not a full-time employee of the Company, immediately upon first taking office, is granted options to purchase 6,000 shares of Common Stock exercisable at the fair market value of such shares on the date of grant. Options for 3,000 shares covered thereby are exercisable immediately and options for 3,000 shares become exercisable on the first anniversary of the date of grant. Subsequently, the Option Plan provides for annual grants of options to purchase 3,000 shares of Common Stock upon reelection as a director of the Company. At the Company’s annual meeting on January 12, 1999, each director was granted options to purchase 3,000 shares of Common Stock at $0.44 per share.

Employment Agreements

     There is no employment agreement between the Company and Mr. Lampen, the named executive officer.

Compensation of Directors

     The Company pays each director who is not a full-time employee of the Company an annual retainer of $5,000, payable quarterly, and reimburses the directors for reasonable travel expenses incurred in connection with their activities on behalf of the Company. See “Stock Options.”

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
                  RELATED STOCKHOLDER MATTERS

     The following table sets forth, as of March 23, 2005, the beneficial ownership of the Company’s Common Stock (the only class of voting securities) by (i) each person known to the Company to own beneficially more than five percent of the Common Stock, (ii) each of the Company’s directors, (iii) each of the Company’s named executive officers (as such term is defined in the Summary Compensation Table above) and (iv) all directors and executive officers as a group. Unless otherwise indicated, each person possesses sole voting and investment power with respect to the shares indicated as beneficially owned, and the business address of each person is 100 S.E. Second Street, Miami, Florida 33131.

	Number of Shares of	Percentage
Name and Address(1)	Common Stock	of Ownership
New Valley Corporation(2)(3)	1,990,000	55.0%
Alki Corp. (3)
204D Weldin Building
Wilmington, DE 19810

J. Bryant Kirkland III(4)	9,000	*

Richard J. Lampen(4)	9,000	*

Henry Morris(4) 271 Madison Avenue New York, NY 10016	9,000	*

Robert Lundgren(4) 14545 SW 79th Court Miami, FL 33158	16,333	*

All executive officers and directors as a group (4 persons)(4)	43,333	1.4%

*	Less than 1%

(1)	Unless otherwise indicated, each named person has sole voting and investment power with respect to the shares set forth opposite such named person’s name.

(2)	Includes 500,000 shares subject to warrants, which are currently exercisable or exercisable within 60 days of the date hereof.

(3)	Both New Valley and Alki Corp. (“Alki”), a wholly-owned subsidiary of New Valley, have shared voting and investment power with regard to such shares. J. Bryant Kirkland III, an executive officer and a director of the Company, serves as Vice President, Chief Financial Officer and Treasurer of New Valley and Alki and Richard J. Lampen, an executive officer and a director of the Company, serves as Executive Vice President of New Valley and Alki and as a director of New Valley. Neither Mr. Kirkland nor Mr. Lampen has investment authority or voting control over the Company’s securities owned by New Valley or Alki. The other executive officers and directors of New Valley are Bennett S. LeBow, Chairman and Chief Executive Officer of New Valley; Howard M. Lorber, President of New Valley and a director of New Valley and Chairman, President and Chief Executive Officer of Alki; Marc N. Bell, Vice President, Associate General Counsel and Secretary of New Valley and Alki; and Henry C. Beinstein, Arnold I. Burns, Ronald J. Kramer, Barry W. Ridings and Victor M. Rivas, directors of New Valley.

(4)	Includes shares subject to options and/or warrants currently exercisable or exercisable within 60 days of the date hereof.

Equity Compensation Plan Information

     The following table summarizes information about the options, warrants and rights and other equity compensation under the Company’s equity plans as of December 31, 2004.

Number of securities remaining
	Number of securities to		available for future issuance
	be issued upon exercise	Weighted-average exercise	under equity compensation
	of outstanding options,	price of outstanding	plans (excluding securities
	warrants and rights	options, warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	653,333	$4.88	596,667

Equity compensation plans not approved by security holders.	–	–	–

Total	653,333	$4.88	596,667

(1)	Includes options to purchase 153,333 shares of the Company’s Common Stock under the 1997 Stock Option Plan and an option to purchase 500,000 shares of Common Stock issued in 1997 to a wholly-owned subsidiary of New Valley, which were approved by stockholders. For additional information concerning the options, see Note 6 to the Company’s Financial Statements.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Certain accounting and related finance functions are performed on behalf of the Company by employees of the Company’s principal stockholder, New Valley. Expenses incurred relating to these functions are allocated to the Company and paid as incurred to New Valley based on management’s best estimate of the cost involved. The amounts allocated were immaterial for all periods presented herein.

ITEM 13. EXHIBITS

     Exhibits

     The Exhibits listed below are filed as part of this report.

3.1	Form of Restated Certificate of Incorporation of the Company (1)

3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the Company (2)

3.3	Form of By-Laws of the Company (1)

10.1	Form of 1997 Stock Option Plan (1)

10.2	Form of PC411, Inc. New Valley Corporation Stock Option Plan and Agreement (1)

31.1	Certification of Chief Executive Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

(1)	Previously filed as an Exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-21545). This Exhibit is incorporated herein by reference.

(2)	Previously filed as an Exhibit to the Company’s Form 8-K filed January 14, 1999. This Exhibit is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The Audit Committee reviews and approves audit and permissible non-audit services performed by Becher Della Torre Gilto & Company PC, as well as the fees charged for such services. In its review of non-audit service fees and its appointment of Becher Della Torre Gitto & Company PC as the Company’s independent accountants, the Audit Committee considered whether the provision of such services is compatible with maintaining Becher Della Torre Gitto & Company PC independence. All of the services provided and fees charged by Becher Della Torre Gitto & Company PC in 2004 and by PricewaterhouseCoopers LLP in 2004 and 2003 were pre-approved by the Audit Committee.

     Audit Fees. The aggregate fees billed by Becher Della Torre Gitto & Company PC for professional services for the audit of the annual financial statements of the Company for 2004 and the review of the financial statements included in the Company’s quarterly report on Form 10-QSB for the quarter ended September 30, 2004 was $6,500, net of expenses. The aggregate fees billed by PricewaterhouseCoopers LLP for professional services for reviews of the financial statements included in the Company’s quarterly reports on Form 10-QSB for the quarters ended March 31, 2004 and June 30, 2004 was $4,000, net of expenses. The aggregate fees billed by PricewaterhouseCoopers LLP for professional services for the audit of the annual financial statements of the Company and the reviews of the financial statements included in the Company’s quarterly reports on Form 10-QSB for 2003 was $16,000, net of expenses.

     Audit-Related Fees. There were no other fees billed by Becher Della Torre Gitto & Company PC during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company’s financial statements and not reported under “Audit Fees” above. The aggregate fees billed by PricewaterhouseCoopers LLP during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company’s financial statements and not reported under “Audit Fees” above includes $1,500 billed in connection with the review of the Company’s Form 8-K, dated September 7, 2004, in connection with the change of the independent registered certified public accounting firm and a $750 fee incurred in connection with the issuance of PricewaterhouseCoopers’ consent for its report for the year ended December 31, 2003 to be included in the Company’s Form 10-KSB for the year ended December 31, 2004.

     Tax Fees. There were no fees billed by Becher Della Torre Gitto & Company PC or PricewaterhouseCoopers LLP during the last two fiscal years for professional services rendered by such firms for tax compliance, tax advice and tax planning.

     All Other Fees. There were no other fees billed by Becher Della Torre Gitto & Company PC or PricewaterhouseCoopers LLP during the last two fiscal years for products and services provided by such firms.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on March 30, 2005, on its behalf by the undersigned, thereunto duly authorized.

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

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on March 30, 2005.

Signature	Title

/s/ Richard J. Lampen Richard J. Lampen	Director, President and Chief Executive Officer

/s/ J. Bryant Kirkland III J. Bryant Kirkland III	Director, Vice President and Chief Financial Officer (principal accounting and financial officer)

/s/ Henry Morris Henry Morris	Director

/s/ Robert Lundgren Robert Lundgren	Director

CDSI HOLDINGS INC. AND SUBSIDIARIES

Consolidated Financial Statements

December 31, 2004 and 2003

(With Report of Independent Registered Certified Public Accounting Firms Thereon)

CDSI HOLDINGS INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of CDSI Holdings Inc.:

We have audited the accompanying balance sheet of CDSI Holdings Inc. (the “Company”) as of December 31, 2004, and the related statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of CDSI Holdings Inc. as of December 31, 2003, were audited by other auditors whose report dated February 5, 2004, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2004 financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004, and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

/s/ Becher Della Torre Gitto & Company, PC

Becher Della Torre Gitto & Company, PC
Ridgewood, NJ
March 30, 2005

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Stockholders
of CDSI Holdings Inc.:

In our opinion, the consolidated statements of operations, of stockholders’ equity and of cash flows for the year ended December 31, 2003 (appearing on pages F-5 to F-7 of this Form 10-KSB) present fairly, in all material respects, the results of operations and of cash flows of CDSI Holdings Inc. and its subsidiaries for the year ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Miami, Florida
February 5, 2004

CDSI HOLDINGS INC.

Balance Sheet

December 31,
2004
Assets

Current assets:
Cash and cash equivalents	$122,946
Investment securities available for sale	10,500

Total assets	$133,446

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued expenses	$7,350

Total current liabilities	7,350

Commitments and contingencies	—

Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 5,000,000 shares; no shares issued and outstanding	—
Common stock, $.01 par value. Authorized 25,000,000 shares; 3,120,000 shares issued and outstanding	31,200
Additional paid-in capital	8,209,944
Accumulated deficit	(8,125,548)
Accumulated other comprehensive income	10,500

Total stockholders’ equity	126,096

Total liabilities and stockholders’ equity	$133,446

See accompanying notes to consolidated financial statements.

CDSI HOLDINGS INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Years Ended December 31,
	2004	2003
Revenues	$—	$—

Cost and expenses:
General and administrative	41,776	52,209

	41,776	52,209

Operating loss	(41,776)	(52,209)

Other income:
Gain on sale of investments	4,888	—
Interest income	1,675	2,037

	6,563	2,037

Net loss	$(35,213)	$(50,172)

Net loss per share (basic and diluted)	$(0.01)	$(0.02)

Shares used in computing net loss per share	3,120,000	3,120,000

See accompanying notes to consolidated financial statements.

CDSI HOLDINGS INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

					Accumulated
			Additional		Other	Total
	Common stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at December 31, 2002	3,120,000	$31,200	$8,209,944	$(8,040,163)	$—	$200,981

Net loss				(50,172)		(50,172)

Unrealized gain on investment securities					18,150	18,150

Total comprehensive loss						(32,022)

Balance at December 31, 2003	3,120,000	31,200	8,209,944	(8,090,335)	18,150	168,959

Net loss				(35,213)		(35,213)

Net unrealized gains reclassified into net income					(4,888)
Change in unrealized loss on investment securities					(2,762)	(7,650)

Total comprehensive loss						(42,863)

Balance at December 31, 2004	3,120,000	$31,200	$8,209,944	$(8,125,548)	$10,500	$126,096

See accompanying notes to consolidated financial statements.

CDSI HOLDINGS INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(35,213)	$(50,172)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of investments	(4,888)	—
Changes in assets and liabilities:
Accounts payable and accrued expenses	(6,175)	(581)

Net cash used in operating activities	(46,276)	(50,753)

Net cash flows provided from investing activities
Proceeds from sale of investments	4,888	—

Net cash flows provided from investing activities	4,888	—

Net cash flows provided from investing activities	—	—

Net decrease in cash	(41,388)	(50,753)

Cash and cash equivalents beginning of period	164,334	215,087

Cash and cash equivalents at end of period	$122,946	$164,334

Supplemental cash flow information:
Cash paid during year for:
Interest	—	—
Income taxes	—	—

See accompanying notes to consolidated financial statements.

CDSI HOLDINGS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)	Business and Organization

CDSI Holdings Inc. (the “Company” or “CDSI”) was incorporated in Delaware on December 29, 1993. On January 12, 1999, the Company’s stockholders voted to change the corporate name of the Company from PC411, Inc. to CDSI Holdings Inc. Prior to May 8, 1998, the Company’s principal business was an on-line electronic delivery information service that transmits name, address, telephone number and other related information digitally to users of personal computers (the “PC411 Service”). On May 8, 1998, the Company acquired Controlled Distribution Systems, Inc. (“CDS”), a company engaged in the marketing and leasing of an inventory control system for tobacco products. In February 2000, CDSI announced CDS will no longer actively engage in the business of marketing and leasing the inventory control system. Effective November 12, 2003, the Company and its wholly-owned subsidiary CDS merged with the Company as the surviving corporation.

At December 31, 2004, the Company had an accumulated deficit of approximately $8,125,548. The Company has reported an operating loss in each of its fiscal quarters since inception and it expects to continue to incur operating losses in the immediate future. The Company has reduced operating expenses and is seeking acquisition and investment opportunities. There is a risk the Company will continue to incur operating losses.

CDSI intends to explore investments in other business opportunities. As CDSI has only limited cash resources, CDSI’s ability to complete any acquisition or investment opportunities it may identify will depend on its ability to raise additional financing, as to which there can be no assurance. As of the date of this report, the Company has not identified any potential acquisition or investment. There can be no assurance that the Company will successfully identify, complete or integrate any future acquisition or investment, or that acquisitions or investments, if completed, will contribute favorably to its operations and future financial condition.

(2)	Summary of Significant Accounting Policies

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany transactions have been eliminated.

Cash and Cash Equivalents

Cash and cash equivalents include money market funds with a maturity of three months or less.

Fair Value of Financial Instruments

The fair values of the Company’s cash and cash equivalents and accrued expenses approximate their carrying values due to the relatively short maturities of these instruments.

CDSI HOLDINGS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — Continued

Investment Securities Available for Sale

The Company owns 280,000 shares of Dialog Group Inc. (“Dialog”) Common Stock and classifies its investment in Dialog as “Investment Securities Available for Sale”. The Dialog Common Stock is carried at fair value, based on the last trade prior to December 31, 2004, and net unrealized gains are included as a component of stockholders’ equity. However, no assurance can be given that the Company will ultimately realize fair value for its Dialog shares as there is only a limited trading market for the shares and the Company may not be able to sell any material portion of its shares at prevailing market prices. The Company sold 50,000 shares of Dialog stock in 2004 for a net gain of $4,888. Realized gains and losses are included in other income. The cost of securities sold is determined based on average cost. See Notes 3 and 4.

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

Computation of Basic and Diluted Net Loss per Share

Basic net loss per share of Common Stock has been computed by dividing the net loss applicable to common shareholders by the weighted average number of shares of common stock outstanding during the year. Diluted loss per share is computed by dividing net loss applicable to common shareholders by the weighted average number of common shares outstanding, increased by the assumed conversion of other potentially dilutive securities during the period. Stock options and warrants totaling 653,333 shares at December 31, 2004 and 2003 were excluded from the calculation of diluted per share results presented because their effect was anti-dilutive. Accordingly, diluted net loss per common share is the same as basic net loss per common share.

Use of Estimates

The preparation of financial statements in conformity with United States Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Concentrations of Risks

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash held in overnight money market accounts. The Company has no formal policy requiring collateral to support the financial instruments subject to credit risk.

CDSI HOLDINGS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — Continued

(3)	ThinkDirectMarketing, Inc. Transaction

On November 5, 1998, the Company contributed the non-cash assets and certain liabilities of the PC411 Service to ThinkDirectMarketing, Inc. (“TDMI”) (formerly known as Digital Asset Management, Inc.). The Company received preferred stock representing an initial 42.5% interest in TDMI in exchange for the contribution of the PC411 Service’s net assets. The Company’s carrying value in the net assets contributed to TDMI totaled $73,438. The Company recorded $462,360 as a capital contribution in connection with the transaction, which represented the Company’s 42.5% interest in the capital raised by TDMI in excess of the carrying value of the Company’s net assets contributed to TDMI. The Company agreed, under certain conditions, to fund up to $200,000 of an $800,000 working capital line. The Company funded $100,000 of the working capital line in the second quarter of 1999. In July 1999, the Company agreed to extend the maturity of its working capital line and was released from any further obligation to fund additional amounts under the working capital line.

In October 2000, TDMI and Cater Barnard plc (formerly known as VoyagerIT.com) entered into an agreement whereby Cater Barnard purchased for $5,000,000 shares of TDMI’s convertible preferred stock and convertible notes on various dates between November 10, 2000 and June 8, 2001. On October 16, 2001, Cater Barnard agreed to use its best efforts to fund an additional $1,250,000 to TDMI by January 31, 2002 and on the same date, the TDMI stockholders granted Cater Barnard an option to purchase by January 31, 2002 all of TDMI’s common stock not held by Cater Barnard for an aggregate purchase price of 78,750 shares of Convertible Preferred Stock of Dialog Group Inc. (“Dialog”, formerly known as IMX Pharmaceuticals, Inc.). Dialog was then a majority-owned subsidiary of Cater Barnard to which Cater Barnard had transferred its interest in TDMI. The preferred stock was initially convertible into 1,575,000 shares of Dialog Common Stock.

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

On November 4, 2002, the holders of Dialog Class B Preferred Stock and Dialog agreed to (i) increase the number of common shares into which the Dialog Class B Preferred Stock was convertible from 1,575,000 to 3,150,000 and (ii) eliminate the annual dividend on the Class B Preferred Stock. As a result, the Class B Preferred Stock held by CDSI became convertible into 330,000 shares of Dialog Common Stock and, on February 7, 2003, CDSI converted its preferred shares into 330,000 shares of Dialog Common Stock. The Company sold 50,000 shares of Dialog stock for $4,888 in 2004. Based on public filings by Dialog, management currently estimates that CDSI’s interest in Dialog is approximately 0.2% on a fully-diluted basis.

CDSI HOLDINGS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — Continued

(4)	Investment Securities Available for Sale

The Company’s 280,000 shares of Dialog Common Stock may be sold by the Company pursuant to Rule 144(k) of the Securities Act of 1933. See Note 3. In accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, the Company has classified these shares as “Investment Securities Available for Sale” as of December 31, 2004. The Dialog Common Stock is carried at fair value, based on the last trade prior to December 31, 2004, and net unrealized gains are included as a component of stockholders’ equity. However, no assurance can be given that the Company will ultimately realize fair value for its Dialog shares as there is only a limited trading market for the shares and the Company may not be able to sell any material portion of its shares at prevailing market prices.

(5)	Related Party Transactions

Certain accounting and related finance functions are performed on behalf of the Company by employees of the Company’s principal stockholder, New Valley Corporation (“New Valley”). Expenses incurred relating to these functions are allocated to the Company and paid as incurred to New Valley based on management’s best estimate of the cost involved. The amounts allocated were immaterial for all periods presented herein.

(6)	Stock Options

The Company’s 1997 Stock Option Plan (the “1997 Plan”) provides for the grant of options to purchase the Company’s stock to the employees and directors of the Company. The term of the options granted under the 1997 Plan is limited to 10 years. Subject to certain limitations under the 1997 Plan, the number of awards, the terms and conditions of any award granted thereunder (including the exercise price, grant price or purchase price) are at the discretion of the Board of Directors. The Board of Directors has reserved 750,000 shares of the Company’s common stock for issuance under the 1997 Plan and, at December 31, 2003, 153,333 of the granted options were outstanding and exercisable.

CDSI HOLDINGS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — Continued

The following table summarizes information regarding outstanding and exercisable options as of December 31, 2004:

Exercise	Number	Weighted Average	Number
Price	Outstanding	Contractual Life (Years)	Exercisable
$0.28	6,000	3.85	6,000
0.44	12,000	4.04	12,000
1.50	110,000	3.25	110,000
5.50	25,333	2.39	25,333

	153,333		153,333

The Company applies APB Opinion No. 25 and related Interpretations in accounting for its stock options. In 1995, the Financial Accounting Standards Board issued SFAS No. 123, “Accounting for Stock-Based Compensation”, which, if fully adopted, changes the methods of recognition of cost on certain stock options. Had compensation cost for the Company’s stock options been determined based on the fair value at the date of grant consistent with SFAS 123, the Company’s net loss and basic and diluted net loss per share would have been $(35,213) or $(0.01) in 2004 and $(50,172) or $(0.02) in 2003.

No options were granted or forfeited for the year ended December 31, 2004 and the weighted average exercise price per share of options outstanding is $2.02.

In addition to the options issued in connection with the stock option plans, the Company has granted Alki Corp., a wholly-owned subsidiary of New Valley, options to acquire 500,000 shares of Common Stock at $5.75 per share, which fully vested upon the completion of the Company’s initial public offering in May 1997. The options expire in January 2007.

(7)	Preferred Stock

The Company has the authority to issue 5,000,000 shares of Preferred Stock, which may be issued from time to time in one or more series.

CDSI HOLDINGS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — Continued

(8)	Income Taxes

During the years ended December 31, 2004 and 2003, the Company had no income and therefore made no provision for Federal and state income taxes.

At December 31, 2004, the Company had approximately $6,910,000 of net operating loss carryforwards for federal and state tax reporting purposes available to offset future taxable income, if any; such carryforwards expire between 2009 and 2025 (federal) and 2005 and 2025 (state). Deferred tax assets and liabilities principally relate to net operating loss carryforwards and aggregate approximately $2,400,000 before valuation allowance. In assessing the realizability of the net deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. As of December 31, 2004, the Company has provided a full valuation allowance against net deferred tax assets due to the Company’s uncertainty of future taxable income against which the deferred tax asset may be utilized. Accordingly, no deferred tax asset has been recorded on the accompanying balance sheet.