Form 10QSB
period 2005-03-31
CDSI HOLDINGS INC
filed 2005-05-12
CIK 1023994

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2005

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


     As of May 11, 2005, there were outstanding 3,120,000 shares of the issuer's Common Stock, $.01 par value.


================================================================================

                               CDSI HOLDINGS INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004


                                TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION

                                                                        Page
                                                                        ----

Item 1. Condensed Consolidated Financial Statements (Unaudited):

        Condensed Consolidated Balance Sheets as of March 31,
            2005 and December 31, 2004..................................  3

        Condensed Consolidated Statements of Operations for
            the three months ended March 31, 2005 and 2004..............  4

        Condensed Consolidated Statements of Cash Flows for
            the three months ended March 31, 2005 and 2004..............  5

        Notes to Condensed Consolidated Quarterly Financial
            Statements..................................................  6

Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations.........................  10

Item 3. Controls and Procedures.........................................  14

PART  II. OTHER INFORMATION

Item 6. Exhibits........................................................  15

SIGNATURE...............................................................  16

                               CDSI HOLDINGS INC.

                            CONDENSED BALANCE SHEETS
                                   (Unaudited)


                                                                   March 31,         December 31,
                                                                     2005                2004
                                                                  -----------         -----------
                                Assets:

Current assets:
    Cash and cash equivalents ............................        $   115,396         $   122,946
    Investment securities available for sale .............              3,920              10,500
                                                                  -----------         -----------

         Total assets ....................................        $   119,316         $   133,446
                                                                  ===========         ===========

                 Liabilities and Stockholders' Equity:

Current liabilities:
    Accounts payable and accrued expenses ................        $     7,225         $     7,350
                                                                  -----------         -----------

         Total current liabilities .......................              7,225               7,350
                                                                  -----------         -----------

Commitments and contingencies ............................                 --                  --

Stockholders' equity:
    Preferred stock, $.01 par value. Authorized 5,000,000
       shares; no shares issued and outstanding ..........                 --                  --
    Common stock, $.01 par value. Authorized 25,000,000
       shares; 3,120,000 shares issued and outstanding ...             31,200              31,200
    Additional paid-in capital ...........................          8,209,944           8,209,944
    Accumulated deficit ..................................         (8,132,973)         (8,125,548)
    Accumulated other comprehensive income ...............              3,920              10,500
                                                                  -----------         -----------

         Total stockholders' equity ......................            112,091             126,096
                                                                  -----------         -----------

         Total liabilities and stockholders' equity ......        $   119,316         $   133,446
                                                                  ===========         ===========






      See accompanying Notes to Condensed Consolidated Financial Statements

                               CDSI HOLDINGS INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                Three Months Ended March 31,
                                               -------------------------------
                                                  2005                 2004
                                               -----------         -----------

Revenues ..................................    $        --         $        --

Expenses:
     General and administrative ...........          8,108              12,280
                                               -----------         -----------
                                                     8,108              12,280
                                               -----------         -----------

Operating loss ............................         (8,108)            (12,280)
                                               -----------         -----------

     Interest income ......................            683                 394
                                               -----------         -----------

Net loss ..................................    $    (7,425)        $   (11,886)
                                               ===========         ===========

Net loss per share (basic and diluted) ....    $     (0.00)        $     (0.00)
                                               ===========         ===========

Shares used in computing net loss per share      3,120,000           3,120,000
                                               ===========         ===========






      See accompanying Notes to Condensed Consolidated Financial Statements

                               CDSI HOLDINGS INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                      Three Months Ended March 31,
                                                                      ----------------------------
                                                                         2005              2004
                                                                       ---------         ---------
Cash flows from operating activities:
   Net loss ...................................................        $  (7,425)        $ (11,886)
   Increase (decrease) in accounts payable and accrued expenses             (125)           (6,907)
                                                                       ---------         ---------

Net cash used in operating activities .........................           (7,550)          (18,793)
                                                                       ---------         ---------

Net cash from investing activities ............................               --                --
                                                                       ---------         ---------

Net cash from financing activities ............................               --                --
                                                                       ---------         ---------

Net decrease in cash and cash equivalents .....................           (7,550)          (18,793)
Cash and cash equivalents at beginning of period ..............          122,946           164,334
                                                                       ---------         ---------

Cash and cash equivalents at end of period ....................        $ 115,396         $ 145,541
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

       At March 31, 2005, the Company had an accumulated deficit of approximately $8,132,973. The Company has reported an operating loss in each of its fiscal quarters since inception and it expects to continue to incur operating losses in the immediate future. The Company has reduced operating expenses and is seeking acquisition and investment opportunities. There is a risk the Company will continue to incur operating losses.

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


(2)    Principles of Reporting

       The financial statements of the Company as of March 31, 2005 presented herein have been prepared by the Company and are unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2005 and the results of operations and cash flows for all periods presented have been made. Results for the interim periods are not necessarily indicative of the results for the entire year.

       These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2004 included in the Company's Form 10-KSB filed with the Securities and Exchange Commission (Commission File No. 0001-22563).

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


(4)    Investment Securities Available for Sale


       The Company's 280,000 shares of Dialog Common Stock may be sold by the Company pursuant to Rule 144(k) of the Securities Act of 1933. See Note
       3. In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", the Company has classified these shares as "Investment Securities Available for Sale" as of March 31, 2005. The Dialog Common Stock is carried at fair value, based on the last trade prior to March 31, 2005, and net unrealized gains are included as a component of stockholders' equity. However, no assurance can be given that the Company will ultimately realize fair value for its Dialog shares as there is only a limited trading market for the shares and the Company may not be able to sell any material portion of its shares at prevailing market prices.


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

       Stock options and warrants (both vested and non-vested) totaling 653,333 shares at March 31, 2005 and 2004, respectively, were excluded from the calculation of diluted per share results presented because their effect was anti-dilutive. Accordingly, diluted net loss per common share is the same as basic net loss per common share.

                               CDSI HOLDINGS INC.

                                   (Unaudited)



(7)    Comprehensive Loss

       Comprehensive loss of the Company includes net loss and changes in the value of investment securities available for sale that have not been included in net loss. Comprehensive loss applicable to Common Shares for the three months ended March 31, 2005 and 2004 is as follows:


                                                                          Three Months Ended      Three Months Ended
                                                                            March 31, 2005          March 31, 2004
                                                                            --------------          --------------
          Net loss.................................................             $ (7,425)              $ (11,886)

          Change in unrealized gain on investment securities.......               (6,580)                 (3,300)
                                                                                --------               ---------

          Total comprehensive loss.................................             $(14,005)              $ (15,186)
                                                                                ========               =========


                               CDSI HOLDINGS INC.


Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

    Overview

         Based on public filings by Dialog Group Inc. (formerly known as IMX Pharmaceuticals Inc.), management estimates that the Company owns an approximate 0.2% interest in Dialog on a fully diluted basis. Dialog is registered under the Securities Exchange Act of 1934 and is required to file periodic and other information with the Securities and Exchange Commission (symbol "DLGG"). However, Dialog was delinquent in filing its Form 10-QSB for the quarter ended September 30, 2003 which was not filed until January 26, 2004. As a result, its Common Stock was delisted, effective December 31, 2003, from trading on the NASD OTC Bulletin Board. Dialog was also delinquent in filing its Form 10-KSB for the year ended December 31, 2003, which was not filed until April 29, 2004. Effective February 8, 2005, Dialog's Common Stock resumed trading on the NASD OTC Bulletin Board.

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

                               CDSI HOLDINGS INC.

Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS (continued)

    Results of Operations

         Revenues

         For the three months ended March 31, 2005 and 2004, the Company did not generate revenues from operations.

         Expenses

         Expenses associated with corporate activities were $8,108 for the three months ended March 31, 2005, as compared to $12,280 for the same period in the prior year. The amounts were primarily due to the costs necessary to maintain a public company. The decrease in expenses in the 2005 period primarily relates to lower audit fees accrued for CDSI's 2005 annual audit as a result of CDSI changing independent registered public accounting firms in the third quarter of 2004 and lower printing expenses in 2005 versus 2004.

         Other Income

         Interest income was $683 for the three months ended March 31, 2005, compared to $394 for the three months ended March 31, 2004. The increase is due primarily to higher prevailing interest rates offset by lower cash balances in 2005 versus 2004.

    Liquidity and Capital Resources

         At March 31, 2005, the Company had an accumulated deficit of approximately $8,132,973. The Company has reported an operating loss in each of its fiscal quarters since inception and it expects to continue to incur operating losses in the immediate future. The Company has reduced operating expenses and is seeking acquisition and investment opportunities. No assurance can be given that the Company will not continue to incur operating losses.

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

         Cash used for operations for the three months ended March 31, 2005 and 2004 was $7,550 and $18,793, respectively. The decrease is associated primarily with a lower net loss and the timing of payments of accounts payable and accrued liabilities. The Company evaluates its accruals on a quarterly basis and makes adjustments when appropriate.

                               CDSI HOLDINGS INC.

Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS (continued)


         The Company does not expect significant capital expenditures during the year ended December 31, 2005.

         At March 31, 2005, the Company had cash and cash equivalents of $115,396. The Company does not currently have any commitments for any additional financing, and there can be no assurance that any such commitments can be obtained. Any additional equity financing may be dilutive to its existing stockholders, and debt financing, if available, may involve pledging some or all of its assets and may contain restrictive covenants with respect to raising future capital and other financial and operational matters.

         Inflation and changing prices had no material impact on revenues or the results of operations for the periods ended March 31, 2005 and 2004.

         The Company's 280,000 shares of Dialog Common Stock may be sold pursuant to Rule 144(k) of the Securities Act of 1933. In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", the Company has classified these shares as "Investment Securities Available for Sale" as of March 31, 2005. The Dialog Common Stock is carried at fair value ($3,920), based on the last trade prior to March 31, 2005, and net unrealized gains are included as a component of stockholders' equity. However, no assurance can be given that the Company will ultimately realize fair value for its Dialog shares as there is only a limited trading market for the shares and the Company may not be able to sell any material portion of its shares at prevailing market prices. No assurances can be given that an orderly trading market will be maintained for Dialog's Common Stock. Dialog was delinquent in filing a quarterly report with the Securities and Exchange Commission and, as a result, its Common Stock was delisted, effective December 31, 2003, from the NASD OTC Bulletin Board. Following the delisting, the Dialog shares traded on the OTC Pink Sheets until the shares resumed trading on the NASD OTC Bulletin Board on February 8, 2005. Dialog was also delinquent in filing its Form 10-KSB for the year ended December 31, 2003, which was not filed until April 29, 2004. The Company sold 50,000 shares of Dialog stock for $4,888 in the third quarter of 2004.

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

                               CDSI HOLDINGS INC.

Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS (continued)

Special Note Regarding Forward-Looking Statements

         The Company and its representatives may from time to time make oral or written "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), including any statements that may be contained in the foregoing "Management's Discussion and Analysis of Financial Condition and Results of Operations", in this report and in other filings with the Securities and Exchange Commission and in its reports to stockholders, which represent the Company's expectations or beliefs with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties and, in connection with the "safe-harbor" provisions of the Reform Act, the Company has identified under "Risk Factors" in Item 1 of the Company's Form 10-KSB for the year ended December 31, 2004 filed with the Securities and Exchange Commission and in this section important factors that could cause actual results to differ materially from those contained in any forward-looking statements made by or on behalf of the Company.

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


                           PART II. OTHER INFORMATION


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




                                       CDSI HOLDINGS INC.
                                       (Registrant)



Date: May 12, 2005                     By: /s/ J. Bryant Kirkland III
                                           -------------------------------------
                                           J. Bryant Kirkland III
                                           Vice President, Treasurer
                                           and Chief Financial Officer
                                           (Duly Authorized Officer and
                                           Chief Accounting Officer)