Form 10QSB
period 2005-06-30
CDSI HOLDINGS INC
filed 2005-08-09
CIK 1023994

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

     AS OF AUGUST 9, 2005, THERE WERE OUTSTANDING 3,120,000 SHARES OF THE ISSUER'S COMMON STOCK, $.01 PAR VALUE.



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

          Condensed Consolidated Balance Sheets as of June 30, 2005
              and December 31, 2004......................................... 2

          Condensed Consolidated Statements of Operations for the
              three months and six months ended June 30, 2005 and
              2004.......................................................... 3

          Condensed Consolidated Statements of Cash Flows for the
              six months ended June 30, 2005 and 2004....................... 4

          Notes to the Condensed Quarterly Consolidated Financial            5
              Statements....................................................

Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations........................... 9

Item 3.   Controls and Procedures........................................... 13


PART II. OTHER INFORMATION

Item 6.   Exhibits  ........................................................ 14

SIGNATURE................................................................... 15

                               CDSI HOLDINGS INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                     June 30,             December 31,
                                                                       2005                  2004
                                                                    -----------           -----------
                                ASSETS:

Current assets:
    Cash and cash equivalents ............................          $   105,076           $   122,946
    Investment securities available for sale .............                3,640                10,500
                                                                    -----------           -----------

         Total assets ....................................          $   108,716           $   133,446
                                                                    ===========           ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued expenses ................          $     5,550           $     7,350
                                                                    -----------           -----------

         Total current liabilities .......................                5,550                 7,350
                                                                    -----------           -----------

Commitments and contingencies ............................                   --                    --

Stockholders' equity:
    Preferred stock, $.01 par value. Authorized 5,000,000
       shares; no shares issued and outstanding ..........                   --                    --
    Common stock, $.01 par value. Authorized 25,000,000
       shares; 3,120,000 shares issued and outstanding ...               31,200                31,200
    Additional paid-in capital ...........................            8,209,944             8,209,944
    Accumulated deficit ..................................           (8,141,618)           (8,125,548)
    Accumulated other comprehensive income ...............                3,640                10,500
                                                                    -----------           -----------

         Total stockholders' equity ......................              103,166               126,096
                                                                    -----------           -----------

         Total liabilities and stockholders' equity ......          $   108,716           $   133,446
                                                                    ===========           ===========




      See accompanying Notes to Condensed Consolidated Financial Statements

                               CDSI HOLDINGS INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                             Three Months Ended                           Six Months Ended
                                                     ---------------------------------           ---------------------------------
                                                       June 30,             June 30,              June 30,              June 30,
                                                         2005                 2004                  2005                  2004
                                                     -----------           -----------           -----------           -----------
Revenues ..................................          $        --           $        --           $        --           $        --

Cost and expenses:
     General and administrative ...........                9,398                13,156                17,506                25,436
                                                     -----------           -----------           -----------           -----------
                                                           9,398                13,156                17,506                25,436
                                                     -----------           -----------           -----------           -----------

Operating loss ............................               (9,398)              (13,156)              (17,506)              (25,436)
                                                     -----------           -----------           -----------           -----------

     Interest income ......................                  753                   323                 1,436                   717
                                                     -----------           -----------           -----------           -----------

Net loss ..................................          $    (8,645)          $   (12,833)          $   (16,070)          $   (24,719)
                                                     ===========           ===========           ===========           ===========

Net loss per share (basic and diluted) ....          $     (0.00)          $     (0.00)          $     (0.01)          $     (0.01)
                                                     ===========           ===========           ===========           ===========

Shares used in computing net loss per share            3,120,000             3,120,000             3,120,000             3,120,000
                                                     ===========           ===========           ===========           ===========







      See accompanying Notes to Condensed Consolidated Financial Statements

                               CDSI HOLDINGS INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                     Six Months Ended
                                                              -----------------------------
                                                               June 30,           June 30,
                                                                 2005               2004
                                                              ---------           ---------
Cash flows from operating activities:
   Net loss ........................................          $ (16,070)          $ (24,719)
   Decrease in accounts payable and accrued expenses             (1,800)             (3,900)
                                                              ---------           ---------

Net cash used in operating activities ..............            (17,870)            (28,619)
                                                              ---------           ---------

Net cash from investing activities .................                 --                  --
                                                              ---------           ---------

Net cash from financing activities .................                 --                  --
                                                              ---------           ---------

Net decrease in cash and cash equivalents ..........            (17,870)            (28,619)
Cash and cash equivalents at beginning of period ...            122,946             164,334
                                                              ---------           ---------

Cash and cash equivalents at end of period .........          $ 105,076           $ 135,715
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

       At June 30, 2005, the Company had an accumulated deficit of $8,141,618. The Company has reported an operating loss in each of its fiscal quarters since inception and it expects to continue to incur operating losses in the immediate future. The Company has reduced operating expenses and is seeking acquisition and investment opportunities. There is a risk the Company will continue to incur operating losses.

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

(2)    PRINCIPLES OF REPORTING

       The financial statements of the Company as of June 30, 2005 presented herein have been prepared by the Company and are unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2005 and the results of operations and cash flows for all periods presented have been made. Results for the interim periods are not necessarily indicative of the results for the entire year.

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

       On November 4, 2002, the holders of Dialog Class B Preferred Stock and Dialog agreed to (i) increase the number of common shares into which the Dialog Class B Preferred Stock is

                               CDSI HOLDINGS INC.

                                   (UNAUDITED)


       convertible from 1,575,000 to 3,150,000 and (ii) eliminate the annual dividend on the Class B Preferred Stock. As a result, the Class B Preferred Stock held by CDSI became convertible into 330,000 shares of Dialog Common Stock and, on February 7, 2003, CDSI converted its preferred shares into 330,000 shares of Dialog Common Stock. The Company sold 50,000 shares of Dialog stock for $4,888 in the third quarter of 2004. See Note 4. Based on public filings by Dialog, management currently estimates that CDSI's interest in Dialog is approximately 0.05% on a fully-diluted basis.

(4)    INVESTMENT SECURITIES AVAILABLE FOR SALE

       The Company's 280,000 shares of Dialog Common Stock may be sold by the Company pursuant to Rule 144(k) of the Securities Act of 1933. See Note
       3. In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", the Company has classified these shares as "Investment Securities Available for Sale" as of June 30, 2005. The Dialog Common Stock is carried at fair value, based on the last trade prior to June 30, 2005, and net unrealized gains are included as a component of stockholders' equity. However, no assurance can be given that the Company will ultimately realize fair value for its Dialog shares as there is only a limited trading market for the shares and the Company may not be able to sell any material portion of its shares at prevailing market prices.


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

       Stock options and warrants (both vested and non-vested) totaling 653,333 shares at June 30, 2005 and 2004, respectively, were excluded from the calculation of diluted per share results presented because their effect was anti-dilutive. Accordingly, diluted net loss per common share is the same as basic net loss per common share.

                               CDSI HOLDINGS INC.

                                   (UNAUDITED)



(7)    COMPREHENSIVE LOSS

       Comprehensive loss of the Company includes net loss and changes in the value of investment securities available for sale that have not been included in net income. Comprehensive loss applicable to Common Shares for the three and six months ended June 30, 2005 and 2004 is as follows:

                                                THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
                                               ----------------------------       ----------------------------
                                                   2005             2004              2005             2004
                                               ---------         ----------       ----------        ----------
      Net loss..........................       $  (8,645)        $  (12,833)      $  (16,070)       $  (24,719)
      Net change in unrealized gain
         on investment securities.......            (280)            (4,950)          (6,860)           (8,250)
                                               ---------         ----------       ----------        ----------

         Comprehensive loss.............       $  (8,925)        $  (17,783)      $  (22,930)       $  (32,969)
                                               =========         ==========       ==========        ==========

                               CDSI HOLDINGS INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Based on public filings by Dialog Group Inc. (formerly known as IMX Pharmaceuticals Inc.), management estimates that the Company owns an approximate 0.05% interest in Dialog on a fully diluted basis. Dialog is registered under the Securities Exchange Act of 1934 and is required to file periodic and other information with the Securities and Exchange Commission (symbol "DLGG"). However, Dialog was delinquent in filing its Form 10-QSB for the quarter ended September 30, 2003 which was not filed until January 26, 2004. As a result, its Common Stock was delisted, effective December 31, 2003, from trading on the NASD OTC Bulletin Board. Dialog was also delinquent in filing its Form 10-KSB for the year ended December 31, 2003, which was not filed until April 29, 2004. Effective February 8, 2005, Dialog's Common Stock resumed trading on the NASD OTC Bulletin Board.

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

                               CDSI HOLDINGS INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS

         REVENUES

         For the three and six months ended June 30, 2005 and 2004, the Company did not generate revenues from operations.

         EXPENSES

         Expenses associated with corporate activities were $9,398 and $17,506 for the three and six months ended June 30, 2005, respectively, as compared to $13,156 and $25,436 for the same periods in the prior year. The expenses were primarily associated with costs necessary to maintain a public company. The decrease in expenses in the 2005 period primarily relates to lower audit fees accrued for CDSI's 2005 annual audit as a result of CDSI changing independent registered public accounting firms in the third quarter of 2004 and lower printing expenses in 2005 versus 2004.

         INTEREST INCOME

         Interest income was $753 and $1,436 for the three and six months ended June 30, 2005, compared to $323 and $717 for the three and six months ended June 30, 2004. The increase is due primarily to higher prevailing interest rates offset by lower cash balances in 2005 versus 2004.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2005, the Company had an accumulated deficit of $8,141,618. The Company has reported an operating loss in each of its fiscal quarters since inception and it expects to continue to incur operating losses in the immediate future. The Company has reduced operating expenses and is seeking acquisition and investment opportunities. No assurance can be given that the Company will not continue to incur operating losses.

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

         Cash used for operations for the six months ended June 30, 2005 and 2004 was $17,870 and $28,619, respectively. The decrease is associated primarily with a lower net loss and the timing of payments of accounts payable and accrued liabilities. The Company evaluates its accruals on a quarterly basis and makes adjustments when appropriate.

                               CDSI HOLDINGS INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


         The Company does not expect significant capital expenditures during the year ended December 31, 2005.

         At June 30, 2005, the Company had cash and cash equivalents of $105,076.

         Inflation and changing prices had no material impact on revenues or the results of operations for the six months ended June 30, 2005 and 2004.

         The Company's 280,000 shares of Dialog Common Stock may be sold pursuant to Rule 144(k) of the Securities Act of 1933. In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", the Company has classified these shares as "Investment Securities Available for Sale" as of June 30, 2005. The Dialog Common Stock is carried at fair value ($3,640), based on the last trade prior to June 30, 2005, and net unrealized gains are included as a component of stockholders' equity. However, no assurance can be given that the Company will ultimately realize fair value for its Dialog shares as there is only a limited trading market for the shares and the Company may not be able to sell any material portion of its shares at prevailing market prices. No assurances can be given that an orderly trading market will be maintained for Dialog's Common Stock. Dialog was delinquent in filing a quarterly report with the Securities and Exchange Commission and, as a result, its Common Stock was delisted, effective December 31, 2003, from the NASD OTC Bulletin Board. Following the delisting, the Dialog shares traded on the OTC Pink Sheets until the shares resumed trading on the NASD OTC Bulletin Board on February 8, 2005. Dialog was also delinquent in filing its Form 10-KSB for the year ended December 31, 2003, which was not filed until April 29, 2004. The Company sold 50,000 shares of Dialog stock for $4,888 in the third quarter of 2004.

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




                                       CDSI HOLDINGS INC.
                                       (Registrant)



Date: August 9, 2005                   By: /s/ J. BRYANT KIRKLAND III
                                           -------------------------------------
                                           J. Bryant Kirkland III
                                           Vice President, Treasurer
                                           and Chief Financial Officer
                                           (Duly Authorized Officer and
                                              Chief Accounting Officer)