Form 10QSB
period 2005-09-30
CDSI HOLDINGS INC
filed 2005-11-07
CIK 1023994

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [X] No [ ]

     As of November 3, 2005, there were outstanding 3,120,000 shares of the issuer's Common Stock, $.01 par value.


================================================================================

                               CDSI HOLDINGS INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005


                                TABLE OF CONTENTS
                                -----------------

PART I. FINANCIAL INFORMATION

                                                                         Page
                                                                         ----
Item 1.   Condensed Consolidated Financial Statements (Unaudited):

          Condensed Consolidated Balance Sheets as of September 30,
              2005 and December 31, 2004.................................  2

          Condensed Consolidated Statements of Operations for the
              three months and nine months ended September 30,
              2005 and 2004..............................................  3

          Condensed Consolidated Statements of Cash Flows for the
              nine months ended September 30, 2005 and 2004..............  4

          Notes to the Condensed Consolidated Financial
              Statements.................................................  5

Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations........................  9

Item 3.   Controls and Procedures........................................ 13

PART  II. OTHER INFORMATION

Item 6.   Exhibits....................................................... 14

SIGNATURE................................................................ 15

                               CDSI HOLDINGS INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                                  September 30,       December 31,
                                                                      2005                2004
                                                                  -------------       ------------
                                ASSETS:

Current assets:
    Cash and cash equivalents ............................        $    97,880         $   122,946
    Investment securities available for sale .............              2,520              10,500
                                                                  -----------         -----------

         Total assets ....................................        $   100,400         $   133,446
                                                                  ===========         ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued expenses ................        $     6,025         $     7,350
                                                                  -----------         -----------

         Total current liabilities .......................              6,025               7,350
                                                                  -----------         -----------

Commitments and contingencies ............................                 --                  --

Stockholders' equity:
    Preferred stock, $.01 par value.  Authorized 5,000,000
       shares; no shares issued and outstanding ..........                 --                  --
    Common stock, $.01 par value.  Authorized 25,000,000
       shares; 3,120,000 shares issued and outstanding ...             31,200              31,200
    Additional paid-in capital ...........................          8,209,944           8,209,944
    Accumulated deficit ..................................         (8,149,289)         (8,125,548)
    Accumulated other comprehensive income ...............              2,520              10,500
                                                                  -----------         -----------

         Total stockholders' equity ......................             94,375             126,096
                                                                  -----------         -----------

         Total liabilities and stockholders' equity ......        $   100,400         $   133,446
                                                                  ===========         ===========




      See accompanying Notes to Condensed Consolidated Financial Statements

                               CDSI HOLDINGS INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                    Three Months Ended                       Nine Months Ended
                                             ---------------------------------       ---------------------------------
                                             September 30,       September 30,       September 30,       September 30,
                                                  2005               2004                2005                2004
                                             -------------       -------------       -------------       -------------
Revenues .............................        $        --         $        --         $        --         $        --

Cost and expenses:
     General and administrative ......              8,480               8,782              25,986              34,218
                                              -----------         -----------         -----------         -----------
                                                    8,480               8,782              25,986              34,218
                                              -----------         -----------         -----------         -----------

Operating loss .......................             (8,480)             (8,782)            (25,986)            (34,218)
                                              -----------         -----------         -----------         -----------

Other income:
     Gain on sale of investments .....                 --               4,888                  --               4,888
     Interest income .................                809                 421               2,245               1,138
                                              -----------         -----------         -----------         -----------
         Total .......................                809               5,309               2,245               6,026
                                              -----------         -----------         -----------         -----------


     Net loss ........................        $    (7,671)        $    (3,473)        $   (23,741)        $   (28,192)
                                              ===========         ===========         ===========         ===========


Net loss per share (basic and diluted)        $     (0.00)        $     (0.00)        $     (0.01)        $     (0.01)
                                              ===========         ===========         ===========         ===========

Shares used in computing net
     loss per share ..................          3,120,000           3,120,000           3,120,000           3,120,000
                                              ===========         ===========         ===========         ===========





      See accompanying Notes to Condensed Consolidated Financial Statements

                               CDSI HOLDINGS INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                              Nine Months Ended
                                                        ------------------------------
                                                        September 30,    September 30,
                                                            2005             2004
                                                        -------------    -------------
Cash flows used in operating activities:
   Net loss .....................................        $ (23,741)        $ (28,192)
   Adjustments to reconcile net loss to
    net cash used in operating activities:
     Gain on sale of investments ................               --            (4,888)
     Changes in assets and liabilities:
        Accounts payable and accrued expenses ...           (1,325)           (2,225)
                                                         ---------         ---------

     Net cash used in operating activities ......          (25,066)          (35,305)
                                                         ---------         ---------

Net cash flows provided from investing activities
   Sale of investment securities ................               --             4,888
                                                         ---------         ---------
   Net cash provided from investing activities ..               --             4,888
                                                         ---------         ---------

Net cash flows from financing activities ........               --                --
                                                         ---------         ---------

Net decrease in cash ............................          (25,066)          (30,417)
Cash and cash equivalents at beginning of period           122,946           164,334
                                                         ---------         ---------

Cash and cash equivalents at end of period ......        $  97,880         $ 133,917
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

         At September 30, 2005, the Company had an accumulated deficit of $8,149,289. The Company has reported an operating loss in each of its fiscal quarters since inception and it expects to continue to incur operating losses in the immediate future. The Company has reduced operating expenses and is seeking acquisition and investment opportunities. There is a risk the Company will continue to incur operating losses.

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


(2)      PRINCIPLES OF REPORTING


         The financial statements of the Company as of September 30, 2005 presented herein have been prepared by the Company and are unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2005 and the results of operations and cash flows for all periods presented have been made. Results for the interim periods are not necessarily indicative of the results for the entire year.

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

         On November 4, 2002, the holders of Dialog Class B Preferred Stock and Dialog agreed to (i) increase the number of common shares into which the Dialog Class B Preferred Stock is convertible from 1,575,000 to 3,150,000 and (ii) eliminate the annual dividend on the Class B

                               CDSI HOLDINGS INC.

                                   (UNAUDITED)


         Preferred Stock. As a result, the Class B Preferred Stock held by CDSI became convertible into 330,000 shares of Dialog Common Stock and, on February 7, 2003, CDSI converted its preferred shares into 330,000 shares of Dialog Common Stock. The Company sold 50,000 shares of Dialog stock for $4,888 in the third quarter of 2004. See Note 4. Based on public filings by Dialog, management currently estimates that CDSI's interest in Dialog is less than a 0.05% on a fully-diluted basis.

(4)      INVESTMENT SECURITIES AVAILABLE FOR SALE

         The Company's 280,000 shares of Dialog Common Stock may be sold by the Company pursuant to Rule 144(k) of the Securities Act of 1933. See Note
         3. In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", the Company has classified these shares as "Investment Securities Available for Sale" as of September 30, 2005. The Dialog Common Stock is carried at fair value, based on the last trade prior to September 30, 2005, and net unrealized gains are included as a component of stockholders' equity. However, no assurance can be given that the Company will ultimately realize fair value for its Dialog shares as there is only a limited trading market for the shares and the Company may not be able to sell any material portion of its shares at prevailing market prices.


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

         Stock options and warrants (both vested and non-vested) totaling 656,788 shares at September 30, 2005 and 2004, respectively, were excluded from the calculation of diluted per share results presented because their effect was anti-dilutive. Accordingly, diluted net loss per common share is the same as basic net loss per common share.

                               CDSI HOLDINGS INC.

                                   (UNAUDITED)


(7)      COMPREHENSIVE INCOME (LOSS)

         Comprehensive income (loss) of the Company includes net loss and changes in the value of investment securities available for sale that have not been included in net income. Comprehensive loss applicable to Common Shares for the three and nine months ended September 30, 2005 and 2004 is as follows:

                                                  Three Months Ended                  Nine Months Ended
                                                     September 30,                      September 30,
                                               -------------------------         -------------------------
                                                 2005             2004             2005             2004
                                               --------         --------         --------         --------
         Net loss .....................        $ (7,671)        $ (3,473)        $(23,741)        $(28,192)
         Net change in unrealized gain
            on investment securities ..          (1,120)           4,380           (7,980)          (3,870)
                                               --------         --------         --------         --------

            Comprehensive (loss) income        $ (8,791)        $    907         $(31,721)        $(32,062)
                                               ========         ========         ========         ========

                               CDSI HOLDINGS INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Based on public filings by Dialog Group Inc. (formerly known as IMX Pharmaceuticals Inc.), management estimates that the Company owns less than a 0.05% interest in Dialog on a fully diluted basis. Dialog is registered under the Securities Exchange Act of 1934 and is required to file periodic and other information with the Securities and Exchange Commission (symbol "DLGG"). However, Dialog was delinquent in filing its Form 10-QSB for the quarter ended September 30, 2003 which was not filed until January 26, 2004. As a result, its Common Stock was delisted, effective December 31, 2003, from trading on the NASD OTC Bulletin Board. Dialog was also delinquent in filing its Form 10-KSB for the year ended December 31, 2003, which was not filed until April 29, 2004. Effective February 8, 2005, Dialog's Common Stock resumed trading on the NASD OTC Bulletin Board.

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

RESULTS OF OPERATIONS

         REVENUES

         For the three and nine months ended September 30, 2005 and 2004, the Company did not generate revenues from operations.

                               CDSI HOLDINGS INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


         EXPENSES

         Expenses associated with corporate activities were $8,480 and $25,986 for the three and nine months ended September 30, 2005, respectively, as compared to $8,782 and $34,218 for the same periods in the prior year. The expenses were primarily associated with costs necessary to maintain a public company. The decrease in expenses in the 2005 period primarily relates to lower audit fees accrued for CDSI's 2005 annual audit as a result of CDSI changing independent registered public accounting firms in the third quarter of 2004 and lower printing expenses in 2005 versus 2004.

         OTHER INCOME (EXPENSE)

         Other income for the three and nine months ended September 30, 2005 consisted of interest income. Other income for the three and nine months ended September 30, 2004 consisted of gains on the sale of investments and interest income. CDSI recorded a $4,888 gain on its disposal of 50,000 shares of Dialog stock for the three and nine months ended September 30, 2004. See Notes 3 and 4 to the unaudited condensed consolidated financial statements. Interest income was $809 and $2,245 for the three and nine months ended September 30, 2005, compared to $421 and $1,138 for the three and nine months ended September 30, 2004. The increase is due primarily to higher prevailing interest rates offset by lower cash balances in 2005 versus 2004.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2005, the Company had an accumulated deficit of $8,149,289. The Company has reported an operating loss in each of its fiscal quarters since inception and it expects to continue to incur operating losses in the immediate future. The Company has reduced operating expenses and is seeking acquisition and investment opportunities. No assurance can be given that the Company will not continue to incur operating losses.

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

         Cash used for operations for the nine months ended September 30, 2005 and 2004 was $25,066 and $35,305, respectively. The decrease is associated primarily with a lower net loss and the timing of payments of accounts payable and accrued liabilities. The Company evaluates its accruals on a quarterly basis and makes adjustments when appropriate.

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

         At September 30, 2005, the Company had cash and cash equivalents of $97,880.

         Inflation and changing prices had no material impact on revenues or the results of operations for the nine months ended September 30, 2005 and 2004.

         The Company's 280,000 shares of Dialog Common Stock may be sold pursuant to Rule 144(k) of the Securities Act of 1933. In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", the Company has classified these shares as "Investment Securities Available for Sale" as of September 30, 2005. The Dialog Common Stock is carried at fair value ($2,520), based on the last trade prior to September 30, 2005, and net unrealized gains are included as a component of stockholders' equity. However, no assurance can be given that the Company will ultimately realize fair value for its Dialog shares as there is only a limited trading market for the shares and the Company may not be able to sell any material portion of its shares at prevailing market prices. No assurances can be given that an orderly trading market will be maintained for Dialog's Common Stock. Dialog was delinquent in filing a quarterly report with the Securities and Exchange Commission and, as a result, its Common Stock was delisted, effective December 31, 2003, from the NASD OTC Bulletin Board. Following the delisting, the Dialog shares traded on the OTC Pink Sheets until the shares resumed trading on the NASD OTC Bulletin Board on February 8, 2005. Dialog was also delinquent in filing its Form 10-KSB for the year ended December 31, 2003, which was not filed until April 29, 2004. The Company sold 50,000 shares of Dialog stock for $4,888 in the third quarter of 2004.

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




                                              CDSI HOLDINGS INC.
                                              (Registrant)



Date: November 4, 2005                        By: /s/ J. Bryant Kirkland III
                                              ----------------------------------
                                              J. Bryant Kirkland III
                                              Vice President, Treasurer
                                              and Chief Financial Officer
                                              (Duly Authorized Officer and
                                                 Chief Accounting Officer)