Form 10KSB
period 2005-12-31
CDSI HOLDINGS INC
filed 2006-03-31
CIK 1023994

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year ended December 31, 2005
Commission File Number: 0001-22563

CDSI HOLDINGS INC.
(Name of small business issuer in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-4463937 (I.R.S. Employer Identification No.)

100 S.E. Second Street, 32nd Floor, Miami, Florida (Address of principal executive offices)	33131 (Zip Code)
305-579-8000
(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act: None
Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $.01 per share
     Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐
     Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐
     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   ☒
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☒
     The issuer’s revenues for the year ended December 31, 2005 were $0.
     The aggregate market value of the voting stock of the issuer held by non-affiliates of the issuer on March 24, 2006 based on the closing price on such date was $244,500.
     As of March 31, 2006 the issuer had a total of 3,120,000 shares of Common Stock outstanding.
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
THE COMPANY
Overview
     CDSI Holdings Inc. (the “Company”) holds limited amounts of cash and 280,000 shares of Common Stock of Dialog Group Inc. (“Dialog”, formerly known as IMX Pharmaceuticals Inc.). Prior to February 2000, its former wholly-owned subsidiary, Controlled Distribution Systems, Inc. (“CDS”), was primarily engaged in marketing and leasing a prepaid, wireless, remote-operated retail inventory control and dispensing system for tobacco products called the Coinexx Star 10. Prior to October 2000, CDS also owned traditional cigarette vending machines and a related vending route. In February 2000, the Company terminated all operations relating to marketing and leasing the Coinexx Star 10 system. On October 5, 2000, CDS completed the sale to Gutlove & Shirvant, Inc. (“Gutlove”) of the assets of its cigarette vending route, including vending machines and a van. Dialog is a provider of relationship marketing communications services, business and consumer targeting databases for the healthcare, financial and other direct-to-customer, direct-to-professional business markets.

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
     On November 4, 2002, the holders of Dialog Class B Preferred Stock and Dialog agreed to (i) increase the number of common shares into which the Dialog Class B Preferred Stock was convertible from 1,575,000 to 3,150,000 and (ii) eliminate the annual dividend on the Class B Preferred Stock. As a result, the Class B Preferred Stock held by CDSI became convertible into 330,000 shares of Dialog Common Stock and, on February 7, 2003, CDSI converted its Class B Preferred Shares into 330,000 shares of Dialog Common Stock. The Company sold 50,000 shares of Dialog stock for $4,888 in 2004. Based on public filings by Dialog, management estimates that CDSI’s interest in Dialog is less than 0.05% on a fully-diluted basis.
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

Employees
     As of December 31, 2005, the Company had two employees, its President and Chief Executive Officer and its Vice President and Chief Financial Officer, both of whom are also employees of Vector Group Ltd. (“Vector”), the parent of New Valley LLC (“New Valley”), its largest stockholder. The Company believes that it has good relations with its employees.
RISK FACTORS
     Accumulated Deficit; History of Losses. At December 31, 2005, the Company had an accumulated deficit of approximately $8.2 million. The Company has reported an operating loss in each of its fiscal quarters since inception and expects to continue to incur operating losses in the immediate future. The Company has reduced operating expenses and is seeking acquisition and investment opportunities. There is a risk that the Company will continue to incur operating losses.
     Limited Resources and No Source of Operating Revenues. At December 31, 2005, the Company had cash and cash equivalents of $91,660 and net working capital of $86,480. Since the sale of CDS’s vending route in October 2000, the Company has had no source of operating revenue. The Company will not achieve any significant revenues until the consummation of an acquisition or investment, if ever. Moreover, there can be no assurance that any acquisition or investment, if achieved, will result in material revenues from its operations or that it will operate on a profitable basis.
     A Limited Trading Market Exists for Dialog Group Inc. The Company owns 280,000 shares of Common Stock of Dialog, which are carried at $1,820 on the Company’s Balance Sheet at December 31, 2005. In accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, the Company has classified these shares as “Investment Securities Available for Sale” as of December 31, 2005. The Dialog Common Stock is carried at fair value, based on the last trade prior to December 31, 2005, and net unrealized gains are included as a component of stockholders’ equity. However, no assurance can be given that the Company will ultimately realize fair value for its Dialog shares as there is only a limited trading market for the shares and the Company may not be able to sell any material portion of its shares at prevailing market prices. During 2005, the average daily trading volume of Dialog’s Common Stock was approximately 109,489 shares, with 112 days of 252 trading days having no trading activity. No assurances can be given that an orderly trading market will be maintained for Dialog’s Common Stock as Dialog was delinquent in filing reports with the Securities and Exchange Commission in 2003 and 2004 and, as a result, its shares were delisted from the NASD OTC Bulletin Board. Following the delisting, the Dialog shares traded on the OTC Pink Sheets until the shares resumed trading on the NASD OTC Bulletin Board on February 8, 2005. See Note 3 to the Company’s Financial Statements.
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
     Limited Trading Market. During 1999, the Company’s securities were delisted from the Nasdaq SmallCap market for failure to comply with the minimum listing maintenance requirements. As a result, the Company’s securities currently trade on the OTC Bulletin Board of the National Association of Security Dealers, Inc. Consequently, a stockholder could likely find it more difficult to sell or to obtain quotations as to prices of the Company’s securities. In addition, there is a limited trading market in the Company’s securities. During 2005, the average daily trading volume of the Company’s Common Stock was approximately 2,533 shares, with 185 days of 252 trading days having no trading activity. No assurances can be given that the Company’s Common Stock will continue to trade on the OTC Bulletin Board or that an orderly trading market will be maintained for the Company’s Common Stock.
     Absence of Full-Time Management Personnel. The Company’s current President and Chief Executive Officer and its Vice President and Chief Financial Officer are executive officers of New Valley. Neither of these individuals devotes his full time and attention to the affairs of the Company.
     Concentration of Stock Ownership. New Valley LLC, a wholly-owned subsidiary of Vector, beneficially owns approximately 55.0% of the Company’s outstanding Common Stock. As a result, Vector, through its subsidiary, controls all matters requiring stockholder approval, including the election of directors, the appointment of officers and approval of significant corporate transactions including a merger, an acquisition or a sale of all or substantially all of the Company’s assets. Such concentration of ownership may also have the effect of delaying or preventing a change in control of the Company. In addition, the Company is subject to a State of Delaware statute regulating business combinations, which may also hinder or delay a change of control.
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
ITEM 2. PROPERTIES
     The Company’s corporate offices are located in the executive offices of Vector. The Company believes that its current facilities are adequate for the foreseeable future.
ITEM 3. LEGAL PROCEEDINGS
     Reference is made to Note 9 to our financial statements.
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

	High	Low
2005
Fourth Quarter	$0.200	$0.147
Third Quarter	0.200	0.136
Second Quarter	0.190	0.120
First Quarter	0.420	0.100

2004
Fourth Quarter	$0.140	$0.080
Third Quarter	0.090	0.045
Second Quarter	0.140	0.080
First Quarter	0.160	0.080
     As of March 23, 2006, there were 31 holders of record of the Company’s Common Stock.
     Dividend Policy
     The Company has never declared or paid dividends on its Common Stock and does not expect to pay any dividends in the foreseeable future.
     Recent Sales of Unregistered Securities
     No securities were issued by the Company in 2005.
     Issuer Purchases of Equity Securities
     No securities of the Company were repurchased by the Company during the fourth quarter of 2005.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
Overview
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
Results of Operations
     Revenues
     For the years ended December 31, 2005 and 2004, the Company did not generate revenues from operations.
     Expenses
     Expenses associated with corporate activities were $34,061 and $41,776 for the years ended December 31, 2005 and 2004, respectively. The expenses in both years were primarily associated with costs necessary to maintain a public company. The decrease in expenses in 2005 primarily relates to lower audit fees accrued as a result of CDSI changing independent registered public accounting firms in the third quarter of 2004 and lower printing expenses in 2005 versus 2004.
     Other Income
     Other income for the year ended December 31, 2004 consisted of gains on the sale of investments and interest income. CDSI recorded a $4,888 gain on its disposal of 50,000 shares of Dialog stock for the year ended December 31, 2004. See Notes 3 and 4 to the Company’s Financial Statements. Interest income was $3,125 and $1,675 for the years ended December 31, 2005 and 2004, respectively. The increase is due primarily to higher prevailing interest rates offset by lower cash balances in 2005 versus 2004.

Liquidity and Capital Resources
     At December 31, 2005, the Company had an accumulated deficit of approximately $8.2 million. The Company has reported an operating loss in each of its fiscal quarters since inception and it expects to continue to incur operating losses in the immediate future. The Company has reduced operating expenses and is seeking acquisition and investment opportunities. No assurance can be given that the Company will not continue to incur operating losses.
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
     Cash used for operations for the years ended December 31, 2005 and 2004 was $31,286 and $46,276, respectively.
     Cash provided from investing activities of $4,888 for the year ended December 31, 2004 consisted of proceeds from the sale of 50,000 shares of Dialog Common Stock. See Notes 3 and 4 to the Company’s Financial Statements.
     The Company does not expect significant capital expenditures during the year ended December 31, 2005.
     At December 31, 2005, the Company had cash and cash equivalents of $91,660. The Company does not currently have any commitments for any additional financing, and there can be no assurance that any such commitments can be obtained. Any additional equity financing may be dilutive to its existing stockholders, and debt financing, if available, may involve pledging some or all of its assets and may contain restrictive covenants with respect to raising future capital and other financial and operational matters.
     Inflation and changing prices had no material impact on revenues or the results of operations for the years ended December 31, 2005 and 2004.
     The Company’s 280,000 shares of Dialog Common Stock may be sold pursuant to Rule 144(k) of the Securities Act of 1933. In accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, the Company has classified these shares as “Investment Securities Available for Sale” as of December 31, 2005. The Dialog Common Stock is carried at fair value ($1,820), based on the last trade prior to December 31, 2005, and net unrealized gains are included as a component of stockholders’ equity. However, no assurance can be given that the Company will ultimately realize fair value for its Dialog shares as there is only a limited trading market for the shares and the Company may not be able to sell any material portion of its shares at prevailing market prices. No assurances can be given that an orderly trading market will be maintained for Dialog’s Common Stock. Dialog was delinquent in filing reports with the Securities and Exchange Commission in 2003 and 2004 and, as a result, its Common Stock was delisted, effective December 31, 2003, from the NASD OTC Bulletin Board. Following the delisting, the Dialog shares traded on the OTC Pink Sheets until the shares resumed trading on the NASD OTC Bulletin Board on February 8, 2005. The Company sold 50,000 shares of Dialog stock for $4,888 in the third quarter of 2004.
     We are not authorized to transact business in any state other than Delaware, which is our state of incorporation. Recently, we received an inquiry from the Florida Department of State inquiring whether we should have registered with the Florida Department of State in previous years, beginning in 1998. We are responding to the inquiry and believe our activities in prior years did not meet the requirements for such registration; however, no assurance can be provided that our position will be accepted by the Florida Department of State. We are unable to quantity the amount of any registration fees and other costs attributable to any failure to register and have not accrued any amounts in our financial statements related to such inquiry.
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
     The Company or its affiliates, including Vector, may, from time to time, based upon present market conditions, purchase shares of the Common Stock in the open market or in privately negotiated transactions.
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
ITEM 8B. OTHER INFORMATION
     None.

PART III
MANAGEMENT
ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS
     Set forth below are the names, ages and positions of the Company’s directors and executive officers as of March 31, 2006.

Name	Age	Position
Richard J. Lampen	52	President, Chief Executive Officer and Director
J. Bryant Kirkland III	40	Vice President, Chief Financial Officer, Secretary, Treasurer and Director
Robert M. Lundgren	47	Director
Henry Morris	52	Director
     Richard J. Lampen, age 52, has served as President and Chief Executive Officer of the Company since November 1998 and as a director of the Company since January 1997. From October 1995 to December 2005, Mr. Lampen served as the Executive Vice President of New Valley Corporation, a publicly-held company principally engaged in the real estate business and seeking to acquire additional operating companies and real estate properties. Since July 1996, he has served as the Executive Vice President of New Valley’s parent, Vector, a New York Stock Exchange listed holding company. From May 1992 to September 1995, Mr. Lampen was a partner at Steel Hector & Davis, a law firm located in Miami, Florida. From January 1991 to April 1992, Mr. Lampen was a Managing Director at Salomon Brothers Inc., an investment bank, and was an employee at Salomon Brothers Inc from 1986 to April 1992. Mr. Lampen is a director of Ladenburg Thalmann Financial Services Inc. and served as a director of New Valley Corporation from June 1996 to December 2005. Mr. Lampen has served as a director of a number of other companies, including U.S. Can Corporation, The International Bank of Miami, N.A. and Spec’s Music Inc., as well as a court-appointed independent director of Trump Plaza Funding, Inc. Mr. Lampen received a Bachelor of Arts degree from The Johns Hopkins University in 1975 and received a Juris Doctorate degree in 1978 from Columbia Law School.
     J. Bryant Kirkland III, age 40, has served as the Company’s Vice President, Chief Financial Officer, Secretary and Treasurer since January 1998 and as a director of the Company since November 1998. Mr. Kirkland has served in various financial capacities with New Valley Corporation, the predecessor to New Valley LLC, since November 1994 and from January 1998 to December 2005 as the Vice President, Treasurer and Chief Financial Officer of New Valley Corporation. Since January 2001, Mr. Kirkland has served as a Vice President of Vector and, effective April 1, 2006, will become Vector’s Chief Financial Officer. Mr. Kirkland also served as Chief Financial Officer of Ladenburg Thalmann Financial Services Inc. from June 2001 to October 2002. Mr. Kirkland received a Bachelor of Science in Business Administration from the University of North Carolina in 1987.
     Robert M. Lundgren, age 47, has served as a director of the Company since January 1997. He also served as Vice President, Chief Financial Officer, Secretary and Treasurer of the Company from January 1997 through January 14, 1998. Mr. Lundgren has served as Director of Finance and Operations of Palmer Trinity School in Miami, Florida since July 2002. Mr. Lundgren was an independent consultant from October 2001 until July 2002. From January 14, 1998 to October 2001, Mr. Lundgren was employed by Solar Cosmetic Labs, Inc. as Chief Financial Officer. From November 1994 through January 14, 1998, Mr. Lundgren was employed by New Valley Corporation where he served as Vice President and Chief Financial Officer from May 1996 to January 14, 1998. From November 1992 through November 1994, Mr. Lundgren worked for Deloitte & Touche as a Senior Manager in the audit practice. Mr. Lundgren has been a certified public accountant since 1981 and holds a Bachelor of Science in Accounting from Wake Forest University.
     Henry Morris, age 52, became a director of the Company in May 1997. Since 1989, Mr. Morris has been the Chairman and President of Morris & Carrick, Inc., a political and media consulting firm. Mr. Morris is also Chairman of the Board and Chief Executive Officer of Curran & Connors, Inc., a designer and producer of annual reports and corporate literature. Mr. Morris is a director of eSpeed, Inc., which operates electronic interactive marketplaces for financial and non-financial products. Mr. Morris received a Bachelor of Arts degree in 1974 from Columbia College and a Juris Doctorate degree in 1978 from Columbia Law School.
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
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “SEC”). Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms which they file. Based solely on review of the copies of such forms furnished to the Company, or written representations that no Forms 5 were required, the Company believes that, during and with respect to the fiscal year ended December 31, 2005, all officers and directors complied with applicable Section 16(a) filing requirements.
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
ITEM 10. EXECUTIVE COMPENSATION
Executive Compensation
     The following table sets forth the combined remuneration paid or accrued by the Company during its last three fiscal years to those persons who were, at December 31, 2005, the Company’s Chief Executive Officer or who were executive officers whose cash compensation exceeded $100,000 (the “named executive officers”).

Summary Compensation Table

				Long Term
				Compensation
Name and		Annual Compensation		Common Shares	All Other
Principal Position	Year	Salary	Bonus	Underlying Options	Compensation
Richard J. Lampen	2005	—	—	—	—
President and Chief	2004	—	—	—	—
Executive Officer(1)	2003	—	—	—	—

(1)	Richard J. Lampen, who has served as President and Chief Executive Officer of the Company since November 5, 1998, did not receive any salary or other compensation from the Company in 2005, 2004 or 2003, other than the normal compensation paid to directors of the Company. See “Compensation of Directors.”
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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The following table sets forth, as of March 31, 2006, the beneficial ownership of the Company’s Common Stock (the only class of voting securities) by (i) each person known to the Company to own beneficially more than five percent of the Common Stock, (ii) each of the Company’s directors, (iii) each of the Company’s named executive officers (as such term is defined in the Summary Compensation Table above) and (iv) all directors and executive officers as a group. Unless otherwise indicated, each person possesses sole voting and investment power with respect to the shares indicated as beneficially owned, and the business address of each person is 100 S.E. Second Street, Miami, Florida 33131.

	Number of Shares of
Name and Address(1)	Common Stock	Percentage of Ownership
New Valley LLC(2)(3)	1,990,000	55.0%

J. Bryant Kirkland III(4)	9,000	*

Richard J. Lampen(4)	9,000	*

Henry Morris(4) 271 Madison Avenue New York, NY 10016	9,000	*

Robert Lundgren(4) 14545 SW 79th Court Miami, FL 33158	16,333	*

All executive officers and directors as a group (4 persons)(4)	43,333	1.4%

*	Less than 1%

(1)	Unless otherwise indicated, each named person has sole voting and investment power with respect to the shares set forth opposite such named person’s name.

(2)	Includes 500,000 shares subject to warrants, which are currently exercisable and expire on January 29, 2007.

(3)	New Valley LLC, a wholly-owned subsidiary of Vector, has voting and investment power with regard to such shares. Richard J. Lampen, an executive officer and a director of the Company, and J. Bryant Kirkland III, an executive officer and a director of the Company, serve as Executive Vice President and Vice President, respectively, of Vector. Neither Mr. Kirkland nor Mr. Lampen has investment authority or voting control over the Company’s securities owned by New Valley. The other executive officers of Vector are Bennett S. LeBow, Executive Chairman, Howard M. Lorber, President and Chief Executive Officer, Joselynn D. Van Siclen, Vice President, Treasurer and Chief Financial Officer, and Marc N. Bell, Vice President and General Counsel. The directors of Vector are Messrs. LeBow and Lorber, Henry C. Beinstein, Ronald J. Bernstein, Robert J. Eide, Jeffrey S. Podell and Jean E. Sharpe.

(4)	Includes shares subject to options and/or warrants currently exercisable or exercisable within 60 days of the date hereof.

Equity Compensation Plan Information
     The following table summarizes information about the options, warrants and rights and other equity compensation under the Company’s equity plans as of December 31, 2005.

Number of securities remaining
	Number of securities to		available for future issuance
	be issued upon exercise	Weighted-average exercise	under equity compensation
	of outstanding options,	price of outstanding	plans (excluding securities
	warrants and rights	options, warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	653,333	$4.88	596,667

Equity compensation plans not approved by security holders	—	—	—

Total	653,333	$4.88	596,667

(1)	Includes options to purchase 153,333 shares of the Company’s Common Stock under the 1997 Stock Option Plan and an option to purchase 500,000 shares of Common Stock issued in 1997 to a wholly-owned subsidiary of New Valley, which were approved by stockholders. For additional information concerning the options, see Note 6 to the Company’s Financial Statements.

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
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The Audit Committee reviews and approves audit and permissible non-audit services performed by Becher Della Torre Gitto & Company PC, as well as the fees charged for such services. In its review of non-audit service fees and its appointment of Becher Della Torre Gitto & Company PC as the Company’s independent accountants, the Audit Committee considered whether the provision of such services is compatible with maintaining Becher Della Torre Gitto & Company PC’s independence. All of the services provided and fees charged by Becher Della Torre Gitto & Company PC in 2005 and 2004 and PricewaterhouseCoopers LLP in 2004 were pre-approved by the Audit Committee.
     Audit Fees. The aggregate fees billed by Becher Della Torre Gitto & Company PC for professional services for the audit of the annual financial statements of the Company for 2005 and the review of the financial statements included in the Company’s quarterly reports on Form 10-QSB for the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005 was $9,150. The aggregate fees billed by Becher Della Torre Gitto & Company PC for professional services for the audit of the annual financial statements of the Company for 2004 and the review of the financial statements included in the Company’s quarterly report on Form 10-QSB for the quarter ended September 30, 2004 was $6,886. The aggregate fees billed by PricewaterhouseCoopers LLP for professional services for reviews of the financial statements included in the Company’s quarterly reports on Form 10-QSB for the quarters ended March 31, 2004 and June 30, 2004 was $4,040, net of expenses.

     Audit-Related Fees. There were no other fees billed by Becher Della Torre Gitto & Company PC during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company’s financial statements and not reported under “Audit Fees” above. The aggregate fees billed by PricewaterhouseCoopers LLP during 2004 for assurance and related services that were reasonably related to the performance of the audit or review of the Company’s financial statements and not reported under “Audit Fees” above includes $1,500 billed in connection with the review of the Company’s Form 8-K, dated September 7, 2004, in connection with the change of the independent registered certified public accounting firm and a $750 fee incurred in connection with the issuance of PricewaterhouseCoopers’s consent for its report for the year ended December 31, 2003 to be included in the Company’s Form 10-KSB for the year ended December 31, 2004.
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

SIGNATURES
     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on March 31, 2006, on its behalf by the undersigned, thereunto duly authorized.

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
     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on March 31, 2005.

Signature	Title

/s/ Richard J. Lampen Richard J. Lampen	Director, President and Chief Executive Officer

/s/J. Bryant Kirkland III J. Bryant Kirkland III	Director, Vice President and Chief Financial Officer (principal accounting and financial officer)

/s/Henry Morris Henry Morris	Director

/s/Robert Lundgren Robert Lundgren	Director

CDSI HOLDINGS INC.
Financial Statements
December 31, 2005 and 2004
(With Report of Independent Registered Public Accounting Firm Thereon)

CDSI HOLDINGS INC.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of
CDSI Holdings Inc.:
We have audited the accompanying balance sheet of CDSI Holdings Inc. (the “Company”) as of December 31, 2005, and the related statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005, and the results of its operations and its cash flows for the years ended December 31,2005 and 2004 in conformity with U.S. generally accepted accounting principles.
/s/ Becher Della Torre Gitto & Company PC
Becher Della Torre Gitto & Company PC
Ridgewood, NJ
March 31, 2006

CDSI HOLDINGS INC.
Balance Sheet

December 31,
2005
Assets

Current assets:
Cash and cash equivalents	$91,660
Investment securities available for sale	1,820

Total assets	$93,480

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$7,000

Total current liabilities	7,000

Commitments and contingencies	—

Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 5,000,000 shares; no shares issued and outstanding	—
Common stock, $.01 par value. Authorized 25,000,000 shares; 3,120,000 shares issued and outstanding	31,200
Additional paid-in capital	8,209,944
Accumulated deficit	(8,156,484)
Accumulated other comprehensive income	1,820

Total stockholders’ equity	86,480

Total liabilities and stockholders’ equity	$93,480

See accompanying notes to financial statements.

CDSI HOLDINGS INC.
Statements of Operations

	Years Ended December 31,
	2005	2004
Revenues	$—	$—

Cost and expenses:
General and administrative	34,061	41,776

	34,061	41,776

Operating loss	(34,061)	(41,776)

Other income:
Gain on sale of investments	—	4,888
Interest income	3,125	1,675

	3,125	6,563

Net loss	$(30,936)	$(35,213)

Net loss per share (basic and diluted)	$(0.01)	$(0.01)

Shares used in computing net loss per share	3,120,000	3,120,000

See accompanying notes to financial statements.

CDSI HOLDINGS INC.
Statements of Stockholders’ Equity

					Accumulated
			Additional		Other	Total
	Common stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at January 1, 2004	3,120,000	$31,200	$8,209,944	$(8,090,335)	$18,150	$168,959

Net loss	—	—	—	(35,213)	—	(35,213)

Net realized gains reclassified into net income	—	—	—	—	(4,888)	—
Change in unrealized loss on investment securities	—	—	—	—	(2,762)	(7,650)

Total comprehensive loss	—	—	—	—	—	(42,863)

Balance at December 31, 2004	3,120,000	$31,200	8,209,944	(8,125,548)	10,500	126,096

Net loss	—	—	—	(30,936)	—	(30,936)

Net realized gains reclassified into net income	—	—	—	—	—	—
Change in unrealized loss on investment securities	—	—	—	—	(8,680)	(8,680)

Total comprehensive loss	—	—	—	—	—	(39,616)

Balance at December 31, 2005	3,120,000	$31,200	$8,209,944	$(8,156,484)	$1,820	$86,480

See accompanying notes to financial statements.

CDSI HOLDINGS INC.
Statements of Cash Flows

	Years Ended December 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(30,936)	$(35,213)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of investments	—	(4,888)
Changes in assets and liabilities:
Accounts payable and accrued expenses	(350)	(6,175)

Net cash used in operating activities	(31,286)	(46,276)

Net cash flows provided from investing activities:
Proceeds from sale of investments	—	4,888

Net cash flows provided from investing activities	—	4,888

Net cash flows provided from financing activities	—	—

Net decrease in cash	(31,286)	(41,388)

Cash and cash equivalents beginning of period	122,946	164,334

Cash and cash equivalents at end of period	$91,660	$122,946

Supplemental cash flow information:
Cash paid during year for:
Interest	—	—
Income taxes	—	—
See accompanying notes to financial statements.

CDSI HOLDINGS INC.
Notes to Financial Statements
(1)	Business and Organization
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
At December 31, 2005, the Company had an accumulated deficit of approximately $8,156,484. The Company has reported an operating loss in each of its fiscal quarters since inception and it expects to continue to incur operating losses in the immediate future. The Company has reduced operating expenses and is seeking acquisition and investment opportunities. There is a risk the Company will continue to incur operating losses.
CDSI intends to seek new business opportunities. As CDSI has only limited cash resources, CDSI’s ability to complete any acquisition or investment opportunities it may identify will depend on its ability to raise additional financing, as to which there can be no assurance. There can be no assurance that the Company will successfully identify, complete or integrate any future acquisition or investment, or that acquisitions or investments, if completed, will contribute favorably to its operations and future financial condition.
(2)	Summary of Significant Accounting Policies
Cash and Cash Equivalents
Cash and cash equivalents include money market funds with a maturity of three months or less.
Fair Value of Financial Instruments
The fair values of the Company’s cash and cash equivalents and accrued expenses approximate their carrying values due to the relatively short maturities of these instruments.

CDSI HOLDINGS INC.
Notes to Financial Statements — Continued
Investment Securities Available for Sale
The Company owns 280,000 shares of Dialog Group Inc. (“Dialog”) Common Stock and classifies its investment in Dialog as “Investment Securities Available for Sale” as of December 31, 2005. The Dialog Common Stock is carried at fair value, based on the last trade prior to December 31, 2005, and net unrealized gains are included as a component of stockholders’ equity. However, no assurance can be given that the Company will ultimately realize fair value for its Dialog shares as there is only a limited trading market for the shares and the Company may not be able to sell any material portion of its shares at prevailing market prices. The Company sold 50,000 shares of Dialog stock in 2004 for a net gain of $4,888. Realized gains and losses are included in other income. The cost of securities sold is determined based on average cost. See Notes 3 and 4.
Income Taxes
The Company utilizes the liability method of accounting for deferred income taxes. Under the liability method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.
Computation of Basic and Diluted Net Loss per Share
Basic net loss per share of Common Stock has been computed by dividing the net loss applicable to common shareholders by the weighted average number of shares of common stock outstanding during the year. Diluted loss per share is computed by dividing net loss applicable to common shareholders by the weighted average number of common shares outstanding, increased by the assumed conversion of other potentially dilutive securities during the period. Stock options and warrants totaling 653,333 shares at December 31, 2005 and 2004 were excluded from the calculation of diluted per share results presented because their effect was anti-dilutive. Accordingly, diluted net loss per common share is the same as basic net loss per common share.
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
Concentrations of Risks
Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash held in overnight money market accounts. The Company has no formal policy requiring collateral to support the financial instruments subject to credit risk.

CDSI HOLDINGS INC.
Notes to Financial Statements — Continued
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
On November 4, 2002, the holders of Dialog Class B Preferred Stock and Dialog agreed to (i) increase the number of common shares into which the Dialog Class B Preferred Stock was convertible from 1,575,000 to 3,150,000 and (ii) eliminate the annual dividend on the Class B Preferred Stock. As a result, the Class B Preferred Stock held by CDSI became convertible into 330,000 shares of Dialog Common Stock and, on February 7, 2003, CDSI converted its preferred shares into 330,000 shares of Dialog Common Stock. The Company sold 50,000 shares of Dialog stock for $4,888 in 2004. Based on public filings by Dialog, management currently estimates that CDSI’s interest in Dialog is less than 0.05% on a fully-diluted basis.

CDSI HOLDINGS INC.
Notes to Financial Statements — Continued
(4)	Investment Securities Available for Sale
The Company’s 280,000 shares of Dialog Common Stock may be sold by the Company pursuant to Rule 144(k) of the Securities Act of 1933. See Note 3. In accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, the Company has classified these shares as “Investment Securities Available for Sale” as of December 31, 2005. The Dialog Common Stock is carried at fair value, based on the last trade prior to December 31, 2005, and net unrealized gains are included as a component of stockholders’ equity. However, no assurance can be given that the Company will ultimately realize fair value for its Dialog shares as there is only a limited trading market for the shares and the Company may not be able to sell any material portion of its shares at prevailing market prices.
(5)	Related Party Transactions
Certain accounting and related finance functions are performed on behalf of the Company by employees of the parent of the Company’s principal stockholder, Vector Group Ltd. (“Vector”). Expenses incurred relating to these functions are allocated to the Company and paid as incurred to Vector based on management’s best estimate of the cost involved. The amounts allocated were immaterial for all periods presented herein.
(6)	Stock Options
The Company’s 1997 Stock Option Plan (the “1997 Plan”) provides for the grant of options to purchase the Company’s stock to the employees and directors of the Company. The term of the options granted under the 1997 Plan is limited to 10 years. Subject to certain limitations under the 1997 Plan, the number of awards, the terms and conditions of any award granted thereunder (including the exercise price, grant price or purchase price) are at the discretion of the Board of Directors. The Board of Directors has reserved 750,000 shares of the Company’s common stock for issuance under the 1997 Plan and, at December 31, 2005, 153,333 of the granted options were outstanding and exercisable.

CDSI HOLDINGS INC.
Notes to Financial Statements — Continued
The following table summarizes information regarding outstanding and exercisable options as of December 31, 2005:

Exercise	Number	Weighted Average	Number
Price	Outstanding	Contractual Life (Years)	Exercisable
$0.28	6,000	2.85	6,000
0.44	12,000	3.04	12,000
1.50	110,000	2.25	110,000
5.50	25,333	1.39	25,333

	153,333		153,333

The Company accounts for employee stock compensation plans under APB Opinion No. 25, “Accounting for Stock Issued to Employees” with the intrinsic value-based method permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148. Accordingly, no compensation expense is recognized when the exercise price is equal to the market price of the underlying common stock on the date of grant.
Had compensation cost for the Company’s stock options been determined based on the fair value at the date of grant consistent with SFAS 123, the Company’s net loss and basic and diluted net loss per share would have been $(30,936) or $(0.01) in 2005 and $(35,213) or $(0.01) in 2004.
No options were granted or forfeited for the year ended December 31, 2005 and the weighted average exercise price per share of options outstanding is $2.03.
In 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R requires companies to measure compensation cost for share-based payments at fair value. The Company adopted this new standard, prospectively, on January 1, 2006, and has not yet determined whether the adoption of SFAS No. 123R will have a material impact on its financial statements.
In addition to the options issued in connection with the stock option plans, the Company has granted New Valley LLC, a wholly-owned subsidiary of Vector, options to acquire 500,000 shares of Common Stock at $5.75 per share, which fully vested upon the completion of the Company’s initial public offering in May 1997. The options expire in January 2007.
(7)	Preferred Stock
The Company has the authority to issue 5,000,000 shares of Preferred Stock, which may be issued from time to time in one or more series.

CDSI HOLDINGS INC.
Notes to Financial Statements — Continued
(8)	Income Taxes
During the years ended December 31, 2005 and 2004, the Company had no income and therefore made no provision for Federal and state income taxes.
At December 31, 2005, the Company had approximately $6,950,000 of net operating loss carryforwards for federal and state tax reporting purposes available to offset future taxable income, if any; such carryforwards expire between 2009 and 2026 (federal) and 2005 and 2026 (state). Deferred tax assets and liabilities principally relate to net operating loss carryforwards and aggregate approximately $2,475,000 before valuation allowance. In assessing the realizability of the net deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. As of December 31, 2005, the Company has provided a full valuation allowance against net deferred tax assets due to the Company’s uncertainty of future taxable income against which the deferred tax asset may be utilized. Accordingly, no deferred tax asset has been recorded on the accompanying balance sheet.
(9)	Contingencies
     As of December 31, 2005, the Company was not authorized to transact business in any state other than Delaware, which is its state of incorporation. Recently, the Company received an inquiry from the Florida Department of State (“the FDS”) inquiring whether the Company should have registered with the FDS in previous years, beginning in 1998. The Company is responding to the inquiry and believes its activities in previous years did not meet the requirements for such registration; however, no assurance can be provided that the Company’s position will be accepted by the FDS. The Company is unable to quantity the amount of any registration fees and other costs attributable to any failure to register and has not accrued any amounts in its financial statements related to such inquiry.