Form 10QSB
period 2006-03-31
CDSI HOLDINGS INC
filed 2006-05-01
CIK 1023994

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

                                                                  YES [X] NO [ ]


     AS OF MAY 1, 2006, THERE WERE OUTSTANDING 3,120,000 SHARES OF THE ISSUER'S COMMON STOCK, $.01 PAR VALUE.

================================================================================

                               CDSI HOLDINGS INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006


                                TABLE OF CONTENTS



                                                                             PAGE
                                                                             ----

PART I. FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements (Unaudited):

         Condensed Balance Sheets as of March 31,
            2006 and December 31, 2005....................................    3

         Condensed Statements of Operations for
            the three months ended March 31, 2006 and 2005................    4

         Condensed Statements of Cash Flows for
            the three months ended March 31, 2006 and 2005................    5

         Notes to Condensed Quarterly Financial
            Statements  ..................................................    6

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations...........................   10

Item 3.  Controls and Procedures...........................................  14

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings................................................   15

Item 6.  Exhibits  .......................................................   15

SIGNATURE.................................................................   16


                               CDSI HOLDINGS INC.

                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)




                                                                  March 31,       December 31,
                                                                    2006              2005
                                                                -----------       -----------

                                ASSETS:

Current assets:
    Cash and cash equivalents ............................      $    86,735       $    91,660
    Investment securities available for sale .............            1,120             1,820
                                                                -----------       -----------

         Total assets ....................................      $    87,855       $    93,480
                                                                ===========       ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
    Accounts payable and accrued expenses ................      $    10,100       $     7,000
                                                                -----------       -----------

         Total current liabilities .......................           10,100             7,000
                                                                -----------       -----------

Commitments and contingencies ............................               --                --

Stockholders' equity:
    Preferred stock, $.01 par value.  Authorized 5,000,000
       shares; no shares issued and outstanding ..........               --                --
    Common stock, $.01 par value.  Authorized 25,000,000
       shares; 3,120,000 shares issued and outstanding ...           31,200            31,200
    Additional paid-in capital ...........................        8,209,944         8,209,944
    Accumulated deficit ..................................       (8,164,509)       (8,156,484)
    Accumulated other comprehensive income ...............            1,120             1,820
                                                                -----------       -----------

         Total stockholders' equity ......................           77,755            86,480
                                                                -----------       -----------

         Total liabilities and stockholders' equity ......      $    87,855       $    93,480
                                                                ===========       ===========














            See accompanying Notes to Condensed Financial Statements

                               CDSI HOLDINGS INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                  Three Months Ended March 31,
                                                 ------------------------------
                                                     2006              2005
                                                 -----------       -----------

Revenues ..................................      $        --       $        --

Expenses:
     General and administrative ...........            8,956             8,108
                                                 -----------       -----------
                                                       8,956             8,108
                                                 -----------       -----------

Operating loss ............................           (8,956)           (8,108)
                                                 -----------       -----------

     Interest income ......................              931               683
                                                 -----------       -----------

Net loss ..................................      $    (8,025)      $    (7,425)
                                                 ===========       ===========

Net loss per share (basic and diluted) ....      $     (0.00)      $     (0.00)
                                                 ===========       ===========

Shares used in computing net loss per share        3,120,000         3,120,000
                                                 ===========       ===========













            See accompanying Notes to Condensed Financial Statements

                               CDSI HOLDINGS INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                      Three Months Ended March 31,
                                                                      ---------------------------
                                                                         2006             2005
                                                                      ---------        ---------
Cash flows from operating activities:
   Net loss ...................................................       $  (8,025)       $  (7,425)
   Increase (decrease) in accounts payable and accrued expenses           3,100             (125)
                                                                      ---------        ---------

Net cash used in operating activities .........................          (4,925)          (7,550)
                                                                      ---------        ---------

Net cash from investing activities ............................              --               --
                                                                      ---------        ---------

Net cash from financing activities ............................              --               --
                                                                      ---------        ---------

Net decrease in cash and cash equivalents .....................          (4,925)          (7,550)
Cash and cash equivalents at beginning of period ..............          91,660          122,946
                                                                      ---------        ---------

Cash and cash equivalents at end of period ....................       $  86,735        $ 115,396
                                                                      =========        =========








            See accompanying Notes to Condensed Financial Statements

                               CDSI HOLDINGS INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)



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

       At March 31, 2006, the Company had an accumulated deficit of approximately $8,164,509. The Company has reported an operating loss in each of its fiscal quarters since inception and it expects to continue to incur operating losses in the immediate future. The Company has reduced operating expenses and is seeking acquisition and investment opportunities. There is a risk the Company will continue to incur operating losses.

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


(2)    PRINCIPLES OF REPORTING

       The financial statements of the Company as of March 31, 2006 presented herein have been prepared by the Company and are unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2006 and the results of operations and cash flows for all periods presented have been made. Results for the interim periods are not necessarily indicative of the results for the entire year.

       These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2005 included in the Company's Form 10-KSB filed with the Securities and Exchange Commission (Commission File No. 0001-22563).

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

       On November 4, 2002, the holders of Dialog Class B Preferred Stock and Dialog agreed to (i) increase the number of common shares into which the Dialog Class B Preferred Stock was convertible from 1,575,000 to 3,150,000 and (ii) eliminate the annual dividend on the Class B Preferred Stock. As a result, the Class B Preferred Stock held by CDSI became

                               CDSI HOLDINGS INC.

                                   (UNAUDITED)


       convertible into 330,000 shares of Dialog Common Stock and, on February 7, 2003, CDSI converted its preferred shares into 330,000 shares of Dialog Common Stock. The Company sold 50,000 shares of Dialog stock for $4,888 in 2004. Based on public filings by Dialog, management currently estimates that CDSI's interest in Dialog is less than 0.05% on a fully-diluted basis.


(4)    INVESTMENT SECURITIES AVAILABLE FOR SALE

       The Company's 280,000 shares of Dialog Common Stock may be sold by the Company pursuant to Rule 144(k) of the Securities Act of 1933. See Note
       3. In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", the Company has classified these shares as "Investment Securities Available for Sale" as of March 31, 2006. The Dialog Common Stock is carried at fair value, based on the last trade prior to March 31, 2006, and net unrealized gains are included as a component of stockholders' equity. However, no assurance can be given that the Company will ultimately realize fair value for its Dialog shares as there is only a limited trading market for the shares and the Company may not be able to sell any material portion of its shares at prevailing market prices.


(5)    RELATED PARTY TRANSACTIONS

       Certain accounting and related finance functions are performed on behalf of the Company by employees of the parent of the Company's principal stockholder of Vector Group Ltd. ("Vector"). Expenses incurred relating to these functions are allocated to the Company and paid as incurred to Vector based on management's best estimate of the cost involved. The amounts allocated were immaterial for all periods presented herein.


(6)    NET LOSS PER SHARE

       Basic loss per share of common stock is computed by dividing net loss applicable to common stockholders by the weighted average shares of common stock outstanding during the period (3,120,000 shares). Diluted per share results reflect the potential dilution from the exercise or conversion of securities into common stock.

       Stock options and warrants (both vested and non-vested) totaling 653,333 shares at March 31, 2006 and 2005, respectively, were excluded from the calculation of diluted per share results presented because their effect was anti-dilutive. Accordingly, diluted net loss per common share is the same as basic net loss per common share.

                               CDSI HOLDINGS INC.

                                   (UNAUDITED)


(7)    COMPREHENSIVE LOSS

       Comprehensive loss of the Company includes net loss and changes in the value of investment securities available for sale that have not been included in net loss. Comprehensive loss applicable to Common Shares for the three months ended March 31, 2006 and 2005 is as follows:


                                                                      THREE MONTHS ENDED   THREE MONTHS ENDED
                                                                        MARCH 31, 2006       MARCH 31, 2005
                                                                      ------------------   ------------------

       Net loss .................................................          $ (8,025)            $ (7,425)

       Change in unrealized gain on investment securities........              (700)              (6,580)
                                                                           --------             --------

       Total comprehensive loss .................................          $ (8,725)            $(14,005)
                                                                           ========             ========


(8)    STOCK OPTIONS

       In 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"). SFAS No. 123R requires companies to measure compensation cost for share-based payments at fair value. The Company adopted this new standard, prospectively, on January 1, 2006. Because all options outstanding were fully vested at January 1, 2006, there was no impact on the Company's financial statements.


(9)    CONTINGENCIES

       As of March 31, 2006, the Company was not authorized to transact business in any state other than Delaware, which is its state of incorporation. Recently, the Company received an inquiry from the Florida Department of State (the "FDS") inquiring whether the Company should have registered with the FDS in previous years, beginning in 1998. The Company has responded to the inquiry and believes its activities in previous years did not meet the requirements for such registration; however, no assurance can be provided that the Company's position will be accepted by the FDS. The Company is unable to quantify the amount of any registration fees and other costs attributable to any failure to register and has not accrued any amounts in its financial statements related to such inquiry.

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


THINKDIRECTMARKETING, INC.

         On November 5, 1998, the Company contributed substantially all the non-cash assets and certain liabilities related to its on-line electronic delivery information service to TDMI, and received preferred stock of TDMI. See
Note 3 to the unaudited condensed financial statements for additional information concerning the Company's former investment in TDMI.

         On January 31, 2002, Dialog acquired all the shares of TDMI it did not already own by exercising an option previously granted by the remaining TDMI stockholders. The Company received convertible preferred stock of Dialog in exchange for its interest in TDMI, and, on February 7, 2003, CDSI converted its Class B Preferred Shares into 330,000 shares of Dialog Common Stock. The Company sold 50,000 shares of Dialog stock for $4,888 in 2004. The Company's remaining 280,000 Dialog shares may be sold by the Company pursuant to Rule 144(k) of the Securities Act of 1933. See Notes 3 and 4 to the unaudited condensed financial statements.


RESULTS OF OPERATIONS

         REVENUES

         For the three months ended March 31, 2006 and 2005, the Company did not generate revenues from operations.

                               CDSI HOLDINGS INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


         EXPENSES

         Expenses associated with corporate activities were $8,956 for the three months ended March 31, 2006, as compared to $8,108 for the same period in the prior year. The amounts were primarily due to the costs necessary to maintain a public company. The increase in expenses in the 2005 period primarily relates to increased audit and printing fees accrued for CDSI's 2006 annual audit as a result of inflationary increases from 2005.


         OTHER INCOME

         Interest income was $931 for the three months ended March 31, 2006, compared to $683 for the three months ended March 31, 2005. The increase is due primarily to higher prevailing interest rates offset by lower cash balances in 2006 versus 2005.


LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2006, the Company had an accumulated deficit of approximately $8.2 million. The Company has reported an operating loss in each of its fiscal quarters since inception and it expects to continue to incur operating losses in the immediate future. The Company has reduced operating expenses and is seeking acquisition and investment opportunities. No assurance can be given that the Company will not continue to incur operating losses.

         The Company has limited available cash, limited cash flow, limited liquid assets and no credit facilities. The Company has not been able to generate sufficient cash from operations and, as a consequence, financing has been required to fund ongoing operations. Since completion of the Company's initial public offering of its common stock (the "IPO") in May 1997, the Company has primarily financed its operations with the net proceeds of the IPO. The funds were used to complete the introduction of the PC411 Service over the Internet, to expand marketing, sales and advertising, to develop or acquire new services or databases, to acquire Controlled Distribution Systems, Inc. and for general corporate purposes.

         Cash used for operations for the three months ended March 31, 2006 and 2005 was $4,925 and $7,550, respectively. The decrease is associated primarily with the timing of payments of accounts payable and accrued liabilities offset by an increased net loss.

         The Company does not expect significant capital expenditures during the year ended December 31, 2006.

         At March 31, 2006, the Company had cash and cash equivalents of $86,735. The Company does not currently have any commitments for any additional financing, and there can be no assurance that any such commitments can be obtained. Any additional equity financing may be dilutive to its existing stockholders, and debt financing, if available, may involve pledging some or all of its assets and may contain restrictive covenants with respect to raising future capital and other financial and operational matters.

         Inflation and changing prices had no material impact on revenues or the results of operations for the periods ended March 31, 2006 and 2005.

                               CDSI HOLDINGS INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


         The Company's 280,000 shares of Dialog Common Stock may be sold pursuant to Rule 144(k) of the Securities Act of 1933. In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", the Company has classified these shares as "Investment Securities Available for Sale" as of December 31, 2005. The Dialog Common Stock is carried at fair value ($1,820), based on the last trade prior to December 31, 2005, and net unrealized gains are included as a component of stockholders' equity. However, no assurance can be given that the Company will ultimately realize fair value for its Dialog shares as there is only a limited trading market for the shares and the Company may not be able to sell any material portion of its shares at prevailing market prices. No assurances can be given that an orderly trading market will be maintained for Dialog's Common Stock. Dialog was delinquent in filing reports with the Securities and Exchange Commission in 2003 and 2004 and, as a result, its Common Stock was delisted, effective December 31, 2003, from the NASD OTC Bulletin Board. Following the delisting, the Dialog shares traded on the OTC Pink Sheets until the shares resumed trading on the NASD OTC Bulletin Board on February 8, 2005. The Company sold 50,000 shares of Dialog stock for $4,888 in the third quarter of 2004.

         We are not authorized to transact business in any state other than Delaware, which is our state of incorporation. Recently, we received an inquiry from the Florida Department of State inquiring whether we should have registered with the Florida Department of State in previous years, beginning in 1998. We have responded to the inquiry and believe our activities in prior years did not meet the requirements for such registration; however, no assurance can be provided that our position will be accepted by the Florida Department of State. We are unable to quantify the amount of any registration fees and other costs attributable to any failure to register and have not accrued any amounts in our financial statements related to such inquiry.

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

         The Company or its affiliates, including Vector Group Ltd., may, from time to time, based upon present market conditions, purchase shares of the Common Stock in the open market or in privately negotiated transactions.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         The Company and its representatives may from time to time make oral or written "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), including any statements that may be contained in the foregoing "Management's Discussion and Analysis of Financial Condition and Results of Operations", in this report and in other filings with the Securities and Exchange Commission and in its reports to stockholders, which represent the Company's expectations or beliefs with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties and, in connection with the "safe-harbor" provisions of the Reform Act, the Company has identified under "Risk Factors" in Item 1 of the Company's Form 10-KSB for the year ended December 31, 2005 filed with the Securities and Exchange Commission and in this

                               CDSI HOLDINGS INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


section important factors that could cause actual results to differ materially from those contained in any forward-looking statements made by or on behalf of the Company.

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

                               CDSI HOLDINGS INC.


                           PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         Reference is made to Note 9 to our unaudited condensed financial statements.

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




                                             CDSI HOLDINGS INC.
                                             (Registrant)



Date: May 1, 2006                            By: /s/ J. BRYANT KIRKLAND III
                                                 -----------------------------
                                                 J. Bryant Kirkland III
                                                 Vice President, Treasurer
                                                 and Chief Financial Officer
                                                 (Duly Authorized Officer and
                                                    Chief Accounting Officer)