Form 10QSB
period 2006-06-30
CDSI HOLDINGS INC
filed 2006-08-14
CIK 1023994

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

                                        YES [X]  NO [ ]


      AS OF AUGUST 14, 2006, THERE WERE OUTSTANDING 3,120,000 SHARES OF THE ISSUER'S COMMON STOCK, $.01 PAR VALUE.


================================================================================

                               CDSI HOLDINGS INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006



                                TABLE OF CONTENTS






                                                                        Page
                                                                      ---------

PART I. FINANCIAL INFORMATION


Item 1.  Condensed Consolidated Financial Statements (Unaudited):

         Condensed Consolidated Balance Sheets as of June 30, 2006
           and December 31, 2005..................................      2

         Condensed Consolidated Statements of Operations for the
           three months and six months ended June 30, 2006 and
           2005...................................................      3

         Condensed Consolidated Statements of Cash Flows for the
           six months ended June 30, 2006 and 2005................      4

         Notes to the Condensed Quarterly Consolidated Financial
           Statements.............................................      5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations....................      10

Item 3.  Controls and Procedures..................................      14

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings........................................      15

Item 6.  Exhibits.................................................      15

SIGNATURE.........................................................      16

                               CDSI HOLDINGS INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)









                                                                   June 30,        December 31,
                                                                    2006               2005
                                                                 -----------       -----------
                       ASSETS:

Current assets:
     Cash and cash equivalents ............................      $    75,526       $    91,660
     Investment securities available for sale .............              840             1,820
                                                                 -----------       -----------

            Total assets ..................................      $    76,366       $    93,480
                                                                 ===========       ===========
           LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
     Accounts payable and accrued expenses ................      $     7,000       $     7,000
                                                                 -----------       -----------

            Total current liabilities .....................            7,000             7,000
                                                                 -----------       -----------
Commitments and contingencies .............................               --                --

Stockholders' equity:
     Preferred stock, $.01 par value. Authorized 5,000,000
         shares; no shares issued and outstanding .........               --                --
     Common stock, $.01 par value. Authorized 25,000,000
         shares; 3,120,000 shares issued and outstanding ..           31,200            31,200
     Additional paid-in capital ...........................        8,209,944         8,209,944
     Accumulated deficit ..................................       (8,172,618)       (8,156,484)
     Accumulated other comprehensive income ...............              840             1,820
                                                                 -----------       -----------

            Total stockholders' equity ....................           69,366            86,480
                                                                 -----------       -----------

            Total liabilities and stockholders' equity ....      $    76,366       $    93,480
                                                                 ===========       ===========



      See accompanying Notes to Condensed Consolidated Financial Statements

                               CDSI HOLDINGS INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                     Three Months Ended                    Six Months Ended
                                                 -----------------------------       -----------------------------
                                                  June 30,          June 30,          June 30,          June 30,
                                                    2006              2005              2006              2005
                                                 -----------       -----------       -----------       -----------
Revenues ..................................      $        --       $        --      $         --       $        --

Cost and expenses:

      General and administrative ..........            9,024             9,398            17,980            17,506
                                                 -----------       -----------       -----------       -----------
                                                       9,024             9,398            17,980            17,506
                                                 -----------       -----------       -----------       -----------

Operating loss ............................           (9,024)           (9,398)          (17,980)          (17,506)
                                                 -----------       -----------       -----------       -----------

      Interest income .....................              915               753             1,846             1,436
                                                 -----------       -----------       -----------       -----------

Net loss ..................................      $    (8,109)      $    (8,645)      $   (16,134)      $   (16,070)
                                                 ===========       ===========       ===========       ===========

Net loss per share (basic and diluted) ....      $     (0.00)      $     (0.00)      $     (0.01)      $     (0.01)
                                                 ===========       ===========       ===========       ===========

Shares used in computing net loss per share        3,120,000         3,120,000         3,120,000         3,120,000
                                                 ===========       ===========       ===========       ===========




      See accompanying Notes to Condensed Consolidated Financial Statements

                               CDSI HOLDINGS INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)




                                                                             Six Months Ended
                                                                         -------------------------
                                                                          June 30,       June 30,
                                                                           2006            2005
                                                                         ---------       ---------

Cash flows from operating activities:

   Net loss .......................................................      $ (16,134)      $ (16,070)

   Decrease in accounts payable and accrued expenses ..............             --          (1,800)
                                                                         ---------       ---------

Net cash used in operating activities .............................        (16,134)        (17,870)
                                                                         ---------       ---------

Net cash from investing activities ................................             --              --
                                                                         ---------       ---------

Net cash from financing activities ................................             --              --
                                                                         ---------       ---------

Net decrease in cash and cash equivalents .........................        (16,134)        (17,870)
Cash and cash equivalents at beginning of period ..................         91,660         122,946
                                                                         ---------       ---------

Cash and cash equivalents at end of period ........................      $  75,526       $ 105,076
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

     At June 30, 2006, the Company had an accumulated deficit of $ 8,172,618. The Company has reported an operating loss in each of its fiscal quarters since inception and it expects to continue to incur operating losses in the immediate future. The Company has reduced operating expenses and is seeking acquisition and investment opportunities. There is a risk the Company will continue to incur operating losses.

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

(2)  PRINCIPLES OF REPORTING

     The financial statements of the Company as of June 30, 2006 presented herein have been prepared by the Company and are unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2006 and the results of operations and cash flows for all periods presented have been made. Results for the interim periods are not necessarily indicative of the results for the entire year.

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

                               CDSI HOLDINGS INC.

                                   (UNAUDITED)

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

(4)  INVESTMENT SECURITIES AVAILABLE FOR SALE

     The Company's 280,000 shares of Dialog Common Stock may be sold by the Company pursuant to Rule 144(k) of the Securities Act of 1933. See Note 3. In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", the Company has classified these shares as "Investment Securities Available for Sale" as of June 30, 2006. The Dialog Common Stock is carried at fair value, based on the last trade prior to June 30, 2006, and net unrealized gains are included as a component of stockholders' equity. However, no assurance can be given that the Company will ultimately realize fair value for its Dialog shares as there is only a limited trading market for the shares and the Company may not be able to sell any material portion of its shares at prevailing market prices.

(5)  RELATED PARTY TRANSACTIONS

     Certain accounting and related finance functions are performed on behalf of the Company by employees of the parent of the Company's principal stockholder, Vector Group Ltd. ("Vector"). Expenses incurred relating to these functions are allocated to the Company and paid as incurred to Vector based on management's best estimate of the cost involved. The amounts allocated were immaterial for all periods presented herein.

(6)  NET LOSS PER SHARE

     Basic loss per share of common stock is computed by dividing net loss applicable to common stockholders by the weighted average shares of common stock outstanding during the period (3,120,000 shares). Diluted per share results reflect the potential dilution from the exercise or conversion of securities into common stock.

     Stock options and warrants (both vested and non-vested) totaling 653,333 shares at June 30, 2006 and 2005, respectively, were excluded from the calculation of diluted per share results presented because their effect was anti-dilutive. Accordingly, diluted net loss per common share is the same as basic net loss per common share.

                               CDSI HOLDINGS INC.

                                   (UNAUDITED)

(7)  COMPREHENSIVE LOSS



     Comprehensive loss of the Company includes net loss and changes in the value of investment securities available for sale that have not been included in net income. Comprehensive loss applicable to common shares for the three and six months ended June 30, 2006 and 2005 is as follows:




                                               THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                               ---------------------------          -------------------------
                                                 2006               2005              2006             2005
                                               --------           --------          --------         --------


Net loss ............................          $ (8,109)          $ (8,645)         $(16,134)        $(16,070)

Net change in unrealized gain
    on investment securities ........              (280)              (280)             (980)          (6,860)
                                               --------           --------          --------         --------

    Comprehensive loss ..............          $ (8,389)          $ (8,925)         $(17,114)        $(22,930)
                                               ========           ========          ========         ========




(8)  STOCK OPTIONS

     The Company grants equity compensation under its 1997 Stock Option Plan ("the 1997 Plan"), which provides for the grant of options to purchase the Company's stock to the employees and directors of the Company. The term of the options granted under the 1997 Plan is limited to 10 years. As of June 30, 2006, there were approximately 596,667 shares available for issuance under the 1997 Plan.

     Prior to January 1, 2006, the Company accounted for share-based compensation plans in accordance with the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees," as permitted by SFAS No.
     123. The Company elected to use the intrinsic value method of accounting for employee and director share-based compensation expense for its non-compensatory employee and director stock option awards and did not recognize compensation expense for the issuance of options with an exercise price equal to the market price of the underlying common stock on the date of grant.

     On January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), which requires the Company to value unvested stock options granted prior to the adoption of SFAS No. 123(R) under the fair value method of accounting and expense this amount in the statement of operations over the stock option's remaining vesting period. The Company adopted this new standard, prospectively, on January 1, 2006. Because all options outstanding were fully vested at January 1, 2006, there was no impact on the Company's financial statements. In addition, because all options were fully vested on January 1, 2005, there would have been no impact of the Company's financial statements for the three and six months ended June 30, 2005.

     As permitted by SFAS No. 123 and SFAS No. 123(R), the fair value of option grants is estimated at the date of grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price characteristics which are significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models do not necessarily provide a reliable single measure of the fair value of stock-based compensation awards.


     There were no option grants in the three and six months ended June 30, 2006 and 2005. If options had been granted, the assumptions used in computing fair value under the Black-Scholes option pricing model would have been based on the expected option life considering both the contractual term of the option and expected employee exercise behavior, the interest rate associated with U.S. Treasury issues with a remaining term equal to the expected option life and the expected volatility of the Company's common stock over the expected term of the option.

     A summary of the Company's stock option activity during the three and six months ended June 30, 2006 follows:

                                                                                Weighted-Average
                                                                                    Remaining          Aggregate
                                                           Weighted-Average     Contractual Term       Intrinsic
                                              Shares        Exercise Price         (in years)           Value(1)
                                              ------        --------------         ----------           --------

Outstanding at December 31, 2005 .....         153,333        $   2.03                2.2                  --

Granted ..............................              --           --                    --                  --

Exercised ............................              --           --                    --                  --

Forfeited or expired .................              --           --                    --                  --
                                              --------        -----                  ----               -----

Outstanding at June 30, 2006 .........         153,333        $2.03                   1.7               $  --
                                              ========        =====                  ====               =====

Options exercisable at June 30, 2006 .         153,333                                                  $  --
                                              ========                                                  =====

Options vested during period .........        $     --                                                  $ --
                                              ========                                                  =====

 ----------------

  (1) The aggregate intrinsic value represents the amount by which the fair value of the underlying common stock ($0.13 at June 30, 2006) exceeds the option exercise price.

     In addition to the options issued in connection with the stock option plans, the Company has granted New Valley LLC, a wholly-owned subsidiary of Vector, options to acquire 500,000 shares of Common Stock at $5.75 per share, which fully vested upon the completion of the Company's initial public offering in May 1997. The options expire in January 2007.

(9)  CONTINGENCIES

     As of June 30, 2006, the Company was not authorized to transact business in any state other than Delaware, which is its state of incorporation. The Company received an inquiry from the Florida Department of State (the "FDS") inquiring whether the Company should have registered with the FDS in previous years, beginning in 1998. The Company has responded to the inquiry and believes its activities in previous years did not meet the requirements for such registration; however, no assurance can be provided that the Company's position will be accepted by the FDS. The Company is unable to quantify the amount of any registration fees and other costs attributable to any failure to register and has not accrued any amounts in its financial statements related to such inquiry.

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

                               CDSI HOLDINGS INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS

     REVENUES

     For the three and six months ended June 30, 2006 and 2005 the Company did not generate revenues from operations.

     EXPENSES

     Expenses associated with corporate activities were $9,024 and $17,980 for the three and six months ended June 30, 2006, respectively, as compared to $9,398 and $17,506 for the same periods in the prior year. The expenses were primarily associated with costs necessary to maintain a public company.

     INTEREST INCOME

     Interest income was $915 and $1,846 for the three and six months ended June 30, 2006, compared to $753 and $1,436 for the three and six months ended June 30, 2005. The increase is due primarily to higher prevailing interest rates offset by lower cash balances in 2006 versus 2005.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2006, the Company had an accumulated deficit of approximately $8.2 million. The Company has reported an operating loss in each of its fiscal quarters since inception and it expects to continue to incur operating losses in the immediate future. The Company has reduced operating expenses and is seeking acquisition and investment opportunities. No assurance can be given that the Company will not continue to incur operating losses.

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

     Cash used for operations for the six months ended June 30, 2006 and 2005 was $16,134 and $17,870, respectively. The decrease is associated primarily with the timing of payments of accounts payable and accrued liabilities offset by an increased net loss.

     The Company does not expect significant capital expenditures during the year ended December 31, 2006.

     At June 30, 2006, the Company had cash and cash equivalents of $75,526. The Company does not currently have any commitments for any additional financing, and there can be no assurance that any such commitments can be obtained. Any additional equity financing may be dilutive to its existing stockholders, and debt financing, if available, may involve pledging some or all of its assets and may

                               CDSI HOLDINGS INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

contain restrictive covenants with respect to raising future capital and other financial and operational matters.

     Inflation and changing prices had no material impact on revenues or the results of operations for the three and six months ended June 30, 2006 and 2005.

     The Company's 280,000 shares of Dialog Common Stock may be sold pursuant to Rule 144(k) of the Securities Act of 1933. In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", the Company has classified these shares as "Investment Securities Available for Sale" as of June 30, 2006. The Dialog Common Stock is carried at fair value ($840), based on the last trade prior to June 30, 2006, and net unrealized gains are included as a component of stockholders' equity. However, no assurance can be given that the Company will ultimately realize fair value for its Dialog shares as there is only a limited trading market for the shares and the Company may not be able to sell any material portion of its shares at prevailing market prices. No assurances can be given that an orderly trading market will be maintained for Dialog's Common Stock. Dialog was delinquent in filing reports with the Securities and Exchange Commission in 2003 and 2004 and, as a result, its Common Stock was delisted, effective December 31, 2003, from the NASD OTC Bulletin Board. Following the delisting, the Dialog shares traded on the OTC Pink Sheets until the shares resumed trading on the NASD OTC Bulletin Board on February 8, 2005. The Company sold 50,000 shares of Dialog stock for $4,888 in the third quarter of 2004.

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

                               CDSI HOLDINGS INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     The Company and its representatives may from time to time make oral or written "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), including any statements that may be contained in the foregoing "Management's Discussion and Analysis of Financial Condition and Results of Operations", in this report and in other filings with the Securities and Exchange Commission and in its reports to stockholders, which represent the Company's expectations or beliefs with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties and, in connection with the "safe-harbor" provisions of the Reform Act, the Company has identified under "Risk Factors" in Item 1 of the Company's Form 10-KSB for the year ended December 31, 2005 filed with the Securities and Exchange Commission and in this section important factors that could cause actual results to differ materially from those contained in any forward-looking statements made by or on behalf of the Company.

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



                                            CDSI HOLDINGS INC.
                                            (Registrant)



Date: August 14, 2006                       By: /s/ J. Bryant Kirkland III
                                                -------------------------------
                                                J. Bryant Kirkland III
                                                Vice President, Treasurer
                                                and Chief Financial Officer
                                                (Duly Authorized Officer and
                                                Chief Accounting Officer)