Form 10QSB
period 2006-09-30
CDSI HOLDINGS INC
filed 2006-11-14
CIK 1023994

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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
(2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                                        YES  X    NO
                                            ---      ---

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12b-2 OF THE EXCHANGE ACT).

                                        YES  X    NO
                                            ---      ---

     AS OF NOVEMBER 14, 2006, THERE WERE OUTSTANDING 3,120,000 SHARES OF THE ISSUER'S COMMON STOCK, $.01 PAR VALUE.

================================================================================

                               CDSI HOLDINGS INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I. FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements (Unaudited):

         Condensed Balance Sheets as of September 30,
            2006 and December 31, 2005...................................     2

         Condensed Statements of Operations for the
            three months and nine months ended September 30,
            2006 and 2005................................................     3

         Condensed Statements of Cash Flows for the
            nine months ended September 30, 2006 and 2005................     4

         Notes to the Condensed Financial Statements.....................     5

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations..........................    11

Item 3.  Controls and Procedures.........................................    15

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...............................................    16

Item 6.  Exhibits........................................................    16

SIGNATURE................................................................    17

                               CDSI HOLDINGS INC.

                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                                                September 30,   December 31,
                                                                    2006            2005
                                                                -------------   ------------
                           ASSETS:

Current assets:
   Cash and cash equivalents ................................    $    67,409    $    91,660
   Investment securities available for sale .................            196          1,820
                                                                 -----------    -----------
      Total assets ..........................................    $    67,605    $    93,480
                                                                 ===========    ===========

            LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
   Accounts payable and accrued expenses ....................    $     6,350    $     7,000
                                                                 ===========    -----------
      Total current liabilities .............................          6,350          7,000
                                                                 -----------    -----------

Commitments and contingencies ...............................             --             --

Stockholders' equity:
   Preferred stock, $.01 par value.  Authorized 5,000,000
      shares; no shares issued and outstanding ..............             --             --
   Common stock, $.01 par value.  Authorized 25,000,000
      shares; 3,120,000 shares issued and outstanding .......         31,200         31,200
   Additional paid-in capital ...............................      8,209,944      8,209,944
   Accumulated deficit ......................................     (8,180,085)    (8,156,484)
   Accumulated other comprehensive income ...................            196          1,820
                                                                 -----------    -----------
      Total stockholders' equity ............................         61,255         86,480
                                                                 -----------    -----------
      Total liabilities and stockholders' equity ............    $    67,605    $    93,480
                                                                 ===========    ===========

            See accompanying Notes to Condensed Financial Statements

                               CDSI HOLDINGS INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   Three Months Ended              Nine Months Ended
                                             -----------------------------   -----------------------------
                                             September 30,   September 30,   September 30,   September 30,
                                                  2006            2005            2006            2005
                                             -------------   -------------   -------------   -------------
Revenues .................................    $       --      $       --      $       --      $       --
                                              ----------      ----------      ----------      ----------

Cost and expenses:
   General and administrative ............         8,349           8,480          26,329          25,986
                                              ----------      ----------      ----------      ----------
                                                   8,349           8,480          26,329          25,986
                                              ----------      ----------      ----------      ----------
Operating loss ...........................        (8,349)         (8,480)        (26,329)        (25,986)
                                              ----------      ----------      ----------      ----------

Other income:

   Interest income .......................           882             809           2,728           2,245
                                              ----------      ----------      ----------      ----------

Net loss .................................    $   (7,467)     $   (7,671)     $  (23,601)     $  (23,741)
                                              ==========      ==========      ==========      ==========
Net loss per share (basic and diluted) ...    $    (0.00)     $    (0.00)     $    (0.01)     $    (0.01)
                                              ==========      ==========      ==========      ==========

Shares used in computing net loss per
   share .................................     3,120,000       3,120,000       3,120,000       3,120,000
                                              ==========      ==========      ==========      ==========

            See accompanying Notes to Condensed Financial Statements

                               CDSI HOLDINGS INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                 Nine Months Ended
                                                           -----------------------------
                                                           September 30,   September 30,
                                                                2006           2005
                                                           -------------   -------------
Cash flows used in operating activities:
   Net loss ............................................     $(23,601)       $ (23,741)
   Decrease in accounts payable and accrued expenses ...         (650)          (1,325)
                                                             --------        ---------

Net cash used in operating activities ..................      (24,251)         (25,066)
                                                             --------        ---------

Net cash flows from investing activities ...............           --               --
                                                             --------        ---------

Net cash flows from financing activities ...............           --               --
                                                             --------        ---------

Net decrease in cash ...................................      (24,251)         (25,066)
Cash and cash equivalents at beginning of period .......       91,660          122,946
                                                             --------        ---------

Cash and cash equivalents at end of period .............     $ 67,409        $  97,880
                                                             ========        =========

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

     At September 30, 2006, the Company had an accumulated deficit of $8,180,085. The Company has reported an operating loss in each of its fiscal quarters since inception and it expects to continue to incur operating losses in the immediate future. The Company has reduced operating expenses and is seeking acquisition and investment opportunities. There is a risk the Company will continue to incur operating losses.

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

(2)  PRINCIPLES OF REPORTING

     The financial statements of the Company as of September 30, 2006 presented herein have been prepared by the Company and are unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2006 and the results of operations and cash flows for all periods presented have been made. Results for the interim periods are not necessarily indicative of the results for the entire year.

     These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2005 included in the Company's Form 10-KSB filed with the Securities and Exchange Commission (Commission File No. 0001-22563).

                               CDSI HOLDINGS INC.

                                   (UNAUDITED)

     USE OF ESTIMATES

     The preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

     On November 4, 2002, the holders of Dialog Class B Preferred Stock and Dialog agreed to (i) increase the number of common shares into which the Dialog Class B Preferred Stock is convertible from 1,575,000 to 3,150,000 and (ii) eliminate the annual dividend on the Class B Preferred Stock. As a result, the Class B Preferred Stock held by CDSI became convertible into 330,000 shares of Dialog Common Stock and, on February 7, 2003, CDSI converted its preferred shares into 330,000

                               CDSI HOLDINGS INC.

                                   (UNAUDITED)

     shares of Dialog Common Stock. The Company sold 50,000 shares of Dialog stock for $4,888 in the third quarter of 2004. See Note 4. On September 18, 2006, Dialog effected a 1-for-100 reverse stock split. Based on public filings by Dialog, management currently estimates that CDSI's interest in Dialog (currently 2,800 shares) is less than a 0.1% on a fully-diluted basis.

(4)  INVESTMENT SECURITIES AVAILABLE FOR SALE

     The Company's 2,800 shares of Dialog Common Stock may be sold by the Company pursuant to Rule 144(k) of the Securities Act of 1933. See Note 3. In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", the Company has classified these shares as "Investment Securities Available for Sale" as of September 30, 2006. The Dialog Common Stock is carried at fair value, and net unrealized gains are included as a component of stockholders' equity. However, no assurance can be given that the Company will ultimately realize fair value for its Dialog shares as there is only a limited trading market for the shares and the Company may not be able to sell any material portion of its shares at prevailing market prices.

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

     Stock options and warrants (both vested and non-vested) totaling 653,333 shares at September 30, 2006 and 2005, respectively, were excluded from the calculation of diluted per share results presented because their effect was anti-dilutive. Accordingly, diluted net loss per common share is the same as basic net loss per common share.

                               CDSI HOLDINGS INC.

                                   (UNAUDITED)

(7)  COMPREHENSIVE LOSS

     Comprehensive loss of the Company includes net loss and changes in the value of investment securities available for sale that have not been included in net income. Comprehensive loss applicable to Common Shares for the three and nine months ended September 30, 2006 and 2005 is as follows:

                                    THREE MONTHS ENDED    NINE MONTHS ENDED
                                       SEPTEMBER 30,        SEPTEMBER 30,
                                    ------------------   -------------------
                                      2006      2005       2006       2005
                                    -------   -------    --------   --------
Net loss ........................   $(7,467)  $(7,671)   $(23,601)  $(23,741)
Net change in unrealized gain
   on investment securities .....      (644)   (1,120)     (1,624)    (7,980)
                                    -------   -------    --------   --------
   Comprehensive loss ...........   $(8,111)  $(8,791)   $(25,225)  $(31,721)
                                    =======   =======    ========   ========

(8)  STOCK OPTIONS

     The Company grants equity compensation under its 1997 Stock Option Plan ("the 1997 Plan"), which provides for the grant of options to purchase the Company's stock to the employees and directors of the Company. The term of the options granted under the 1997 Plan is limited to 10 years. As of September 30, 2006, there were approximately 596,667 shares available for issuance under the 1997 Plan.

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

     On January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), which requires the Company to value unvested stock options granted prior to the adoption of SFAS No. 123(R) under the fair value method of accounting and expense this amount in the statement of operations over the stock option's remaining vesting period. The Company adopted this new standard, prospectively, on January 1, 2006. Because all options outstanding were fully vested at January 1, 2006, there was no impact on the Company's financial statements. In addition, because all options were fully vested on January 1, 2005, there would have been no impact of the Company's financial statements for the three and nine months ended September 30, 2005.

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

                               CDSI HOLDINGS INC.

                                   (UNAUDITED)

     materially affect the fair value estimate, the existing models do not necessarily provide a reliable single measure of the fair value of stock-based compensation awards.

     There were no option grants in the three and nine months ended September 30, 2006 and 2005. If options had been granted, the assumptions used in computing fair value under the Black-Scholes option pricing model would have been based on the expected option life considering both the contractual term of the option and expected employee exercise behavior, the interest rate associated with U.S. Treasury issues with a remaining term equal to the expected option life and the expected volatility of the Company's common stock over the expected term of the option.

     A summary of the Company's stock option activity during the three and nine months ended September 30, 2006 follows:

                                                               Weighted-
                                                                Average
                                                  Weighted-    Remaining
                                                   Average    Contractual   Aggregate
                                                   Exercise       Term      Intrinsic
                                         Shares     Price      (in years)    Value(1)
                                        -------   ---------   -----------   ---------
Outstanding at December 31, 2005 ....   153,333     $2.03         2.2          $--
Granted .............................        --        --          --           --
Exercised ...........................        --        --          --           --
Forfeited or expired ................        --        --          --           --
                                        -------     -----         ---          ---
Outstanding at September 30, 2006 ...   153,333     $2.03         1.4          $--
                                        =======     =====         ===          ===
Exercisable at September 30, 2006 ...   153,333                                $--
                                        =======                                ===
Options vested during period ........        --                                $--
                                        =======                                ===

----------
(1) The aggregate intrinsic value represents the amount by which the fair value of the underlying common stock ($0.14 at September 30, 2006) exceeds the option exercise price.

     In addition to the options issued in connection with the stock option plans, the Company has granted New Valley LLC, a wholly-owned subsidiary of Vector, options to acquire 500,000 shares of Common Stock at $5.75 per share, which fully vested upon the completion of the Company's initial public offering in May 1997. The options expire in January 2007.

                               CDSI HOLDINGS INC.

                                   (UNAUDITED)

(9)  CONTINGENCIES

     As of September 30, 2006, the Company was not authorized to transact business in any state other than Delaware, which is its state of incorporation. The Company received an inquiry from the Florida Department of State (the "FDS") inquiring whether the Company should have registered with the FDS in previous years, beginning in 1998. The Company has responded to the inquiry and believes its activities in previous years did not meet the requirements for such registration; however, no assurance can be provided that the Company's position will be accepted by the FDS. The Company is unable to quantify the amount of any registration fees and other costs attributable to any failure to register and has not accrued any amounts in its financial statements related to such inquiry.

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

     On January 31, 2002, Dialog acquired all the shares of TDMI it did not already own by exercising an option previously granted by the remaining TDMI stockholders. The Company received preferred stock of Dialog in exchange for its interest in TDMI. The preferred stock was convertible into Dialog common stock and, on February 7, 2003, CDSI converted its Class B Preferred Shares into 330,000 shares of Dialog Common Stock. The Company sold 50,000 shares of Dialog stock for $4,888 in the third quarter of 2004. On September 18, 2006, Dialog effected a 1-for-100 reverse stock split. The Company's remaining 2,800 Dialog shares may be sold by the Company pursuant to Rule 144(k) of the Securities Act of 1933. See Notes 3 and 4 to the unaudited condensed financial statements.

Results of Operations

     REVENUES

     For the three and nine months ended September 30, 2006 and 2005, the Company did not generate revenues from operations.

                               CDSI HOLDINGS INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     EXPENSES

     Expenses associated with corporate activities were $ 8,349 and $26,329 for the three and nine months ended September 30, 2006, respectively, as compared to $8,480 and $25,986 for the same periods in the prior year. The expenses were primarily associated with costs necessary to maintain a public company.

     INTEREST INCOME

     Interest income was $882 and $2,728 for the three and nine months ended September 30, 2006, compared to $809 and $2,245 for the three and nine months ended September 30, 2005. The increase is due primarily to higher prevailing interest rates offset by lower cash balances in 2006 versus 2005.

Liquidity and Capital Resources

     At September 30, 2006, the Company had an accumulated deficit of $8.2 million. The Company has reported an operating loss in each of its fiscal quarters since inception and it expects to continue to incur operating losses in the immediate future. The Company has reduced operating expenses and is seeking acquisition and investment opportunities. No assurance can be given that the Company will not continue to incur operating losses.

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

     Cash used for operations for the nine months ended September 30, 2006 and 2005 was $24, 251 and $25,066, respectively. The decrease is associated primarily with a lower net loss and the timing of payments of accounts payable and accrued liabilities. The Company evaluates its accruals on a quarterly basis and makes adjustments when appropriate.

     The Company does not expect significant capital expenditures during the year ended December 31, 2006.

     At September 30, 2006, the Company had cash and cash equivalents of $67,409.

     Inflation and changing prices had no material impact on revenues or the results of operations for the nine months ended September 30, 2006 and 2005.

     The Company's 2,800 shares of Dialog Common Stock may be sold pursuant to Rule 144(k) of the Securities Act of 1933. In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", the Company has classified these

                               CDSI HOLDINGS INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

shares as "Investment Securities Available for Sale" as of September 30, 2006. The Dialog Common Stock is carried at fair value ($196), and net unrealized gains are included as a component of stockholders' equity. However, no assurance can be given that the Company will ultimately realize fair value for its Dialog shares as there is only a limited trading market for the shares and the Company may not be able to sell any material portion of its shares at prevailing market prices. No assurances can be given that an orderly trading market will be maintained for Dialog's Common Stock. Dialog was delinquent in filing reports with the Securities and Exchange Commission in 2003 and 2004 and, as a result, its Common Stock was delisted, effective December 31, 2003, from the NASD OTC Bulletin Board. Following the delisting, the Dialog shares traded on the OTC Pink Sheets until the shares resumed trading on the NASD OTC Bulletin Board on February 8, 2005. The Company sold 50,000 shares (500 shares adjusted for reverse stock split) of Dialog stock for $4,888 in the third quarter of 2004.

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

                                        CDSI HOLDINGS INC.
                                        (Registrant)


Date: November 14, 2006                 By: /s/ J. Bryant Kirkland III
                                            ------------------------------------
                                            J. Bryant Kirkland III
                                            Vice President, Treasurer
                                            and Chief Financial Officer
                                            (Duly Authorized Officer and
                                            Chief Accounting Officer)