Form 10KSB
period 2006-12-31
CDSI HOLDINGS INC
filed 2007-04-02
CIK 1023994

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year ended December 31, 2006
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
Common Stock, par value $.01 per share
     Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐
     Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐
     The issuer’s revenues for the year ended December 31, 2006 were $0.
     The aggregate market value of the voting stock of the issuer held by non-affiliates of the issuer on March 19, 2007 based on the closing price on such date was $358,600.
     As of April 2, 2007 the issuer had a total of 3,120,000 shares of Common Stock outstanding.
Transitional Small Business Disclosure Format: Yes ☐ No ☒

PART I
FORWARD-LOOKING STATEMENTS
THE COMPANY
RISK FACTORS
PART II
PART III MANAGEMENT
Summary Compensation Table
SIGNATURES
POWER OF ATTORNEY
EX-31.1 Section 302 Certification of the Pres/CEO
EX-31.2 Section 302 Certification of the VP/CFO
EX-32.1 Section 906 Certification of the Pres/CEO
EX-32.2 Section 906 Certification of the VP/CFO

PART I
ITEM 1. DESCRIPTION OF BUSINESS
FORWARD-LOOKING STATEMENTS
     Certain statements made in this Annual Report on Form 10-KSB are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company’s plans and objectives are based, in part, on assumptions involving judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, particularly in view of the Company’s limited operations, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved. Readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date on which such statements are made. Factors that could cause actual results to differ materially from those express or implied by such forward-looking statements include, but are not limited to, the factors set forth in this report under the headings “The Company”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The Company does not undertake to update any forward-looking statement that may be made from time to time on its behalf.
THE COMPANY
Overview
     CDSI Holdings Inc. (the “Company”) holds limited amounts of cash and 2,800 shares of Common Stock of Dialog Group Inc. (“Dialog”, formerly known as IMX Pharmaceuticals Inc.). Prior to February 2000, its former wholly-owned subsidiary, Controlled Distribution Systems, Inc. (“CDS”), was primarily engaged in marketing and leasing a prepaid, wireless, remote-operated retail inventory control and dispensing system for tobacco products called the Coinexx Star 10. Prior to October 2000, CDS also owned traditional cigarette vending machines and a related vending route. In February 2000, the Company terminated all operations relating to marketing and leasing the Coinexx Star 10 system. On October 5, 2000, CDS completed the sale to Gutlove & Shirvant, Inc. of the assets of its cigarette vending route, including vending machines and a van. Prior to January 4, 2007, Dialog was a provider of relationship marketing communications services, business and consumer targeting databases for the healthcare, financial and other direct-to-customer, direct-to-professional business markets. On January 8, 2007, the Dialog reported that it had completed the sale of substantially all of its operating assets.

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
Company History
     The Company was incorporated in Delaware in December 1993 under the name PC411, Inc. In January 1999, it changed its name to CDSI Holdings Inc. to reflect the change in its principal business. The Company was originally formed to develop an on-line service that transmits name, address, telephone number and other related information digitally to users of personal computers. In May 1998 the Company acquired CDS and, in December 1998, CDS acquired substantially all of the assets of TD Rowe Corporation’s New York cigarette vending route. In November 1998, the Company transferred substantially all of the non-cash assets and certain liabilities used in its on-line data distribution business to ThinkDirectMarketing Inc. (“TDMI”) in exchange for an initial 42.5% interest in that company. The other investors of TDMI included Acxiom Corporation, Cater Barnard plc and TDMI’s management and employees. In January 2002, Dialog acquired all the stock of TDMI that it did not already own, and the Company presently holds 2,800 shares of Dialog Common Stock.
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
     Dialog is registered under the Securities Exchange Act of 1934 and is required to file periodic and other information with the Securities and Exchange Commission (symbol “DLGO”). Dialog’s common stock trades on the NASD OTC Bulletin Board. On September 18, 2006, Dialog effected a 1-for-100 reverse stock split. Based on public filings by Dialog, management currently estimates that CDSI’s interest in Dialog (currently 2,800 shares) is less than a 0.01% on a fully-diluted basis.
     On January 8, 2007, the Dialog reported that it had completed the sale of substantially all of its operating assets to Dialog Marketing Services, Inc., a subsidiary of Redi Direct, Inc., a privately held information services company on January 4, 2007. The sale, which was effective as of December 31, 2006, was for a cash purchase price of $1,900,000. Dialog reported that subsequent to the sale, it retained its financial assets, including its receivables, and was relieved of the liability for its office leases.

Employees
     As of December 31, 2006, the Company had two employees, its President and Chief Executive Officer and its Vice President and Chief Financial Officer, both of whom are also employees of Vector Group Ltd. (“Vector”), the parent of New Valley LLC (“New Valley”), its largest stockholder. The Company believes that it has good relations with its employees.
RISK FACTORS
     Accumulated Deficit; History of Losses. At December 31, 2006, the Company had an accumulated deficit of approximately $8.2 million. The Company has reported an operating loss in each of its fiscal quarters since inception and expects to continue to incur operating losses in the immediate future. The Company has reduced operating expenses and is seeking acquisition and investment opportunities. There is a risk that the Company will continue to incur operating losses.
     Limited Resources and No Source of Operating Revenues. At December 31, 2006, the Company had cash and cash equivalents of $61,812 and net working capital of $54,436. Since the sale of CDS’s vending route in October 2000, the Company has had no source of operating revenue. The Company will not achieve any significant revenues until the consummation of an acquisition or investment, if ever. Moreover, there can be no assurance that any acquisition or investment, if achieved, will result in material revenues from its operations or that it will operate on a profitable basis.
     A Limited Trading Market Exists for Dialog Group Inc. The Company owns 2,800 shares of Common Stock of Dialog, which are carried at $224 on the Company’s Balance Sheet at December 31, 2006. In accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, the Company has classified these shares as “Investment Securities Available for Sale” as of December 31, 2006. The Dialog Common Stock is carried at fair value, based on the last trade prior to December 31, 2006, and net unrealized gains are included as a component of stockholders’ equity. However, no assurance can be given that the Company will ultimately realize fair value for its Dialog shares as there is only a limited trading market for the shares and the Company may not be able to sell any material portion of its shares at prevailing market prices. During 2006, the average daily trading volume of Dialog’s Common Stock was approximately 297 shares, with 189 days of 251 trading days having no trading activity. No assurances can be given that an orderly trading market will be maintained for Dialog’s Common Stock. On January 8, 2007, the Dialog reported that it had completed the sale of substantially all of its operating assets.
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
     Limited Trading Market. During 1999, the Company’s securities were delisted from the Nasdaq SmallCap market for failure to comply with the minimum listing maintenance requirements. As a result, the Company’s securities currently trade on the OTC Bulletin Board of the National Association of Security Dealers, Inc. Consequently, a stockholder could likely find it more difficult to sell or to obtain quotations as to prices of the Company’s securities. In addition, there is a limited trading market in the Company’s securities. During 2006, the average daily trading volume of the Company’s Common Stock was approximately 1,003 shares, with 160 days of 251 trading days having no trading activity. No assurances can be given that the Company’s Common Stock will continue to trade on the OTC Bulletin Board or that an orderly trading market will be maintained for the Company’s Common Stock.
     Absence of Full-Time Management Personnel. The Company’s current President and Chief Executive Officer and its Vice President and Chief Financial Officer are executive officers of Vector. Neither of these individuals devotes his full time and attention to the affairs of the Company.
     Concentration of Stock Ownership. New Valley LLC, a wholly-owned subsidiary of Vector, beneficially owns approximately 47.8% of the Company’s outstanding Common Stock. As a result, Vector, through its subsidiary, effectively controls all matters requiring stockholder approval, including the election of directors, the appointment of officers and approval of significant corporate transactions including a merger, an acquisition or a sale of all or substantially all of the Company’s assets. Such concentration of ownership may also have the effect of delaying or preventing a change in control of the Company. In addition, the Company is subject to a State of Delaware statute regulating business combinations, which may also hinder or delay a change of control.
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

	High	Low
2006
Fourth Quarter	$0.150	$0.131
Third Quarter	0.140	0.120
Second Quarter	0.150	0.130
First Quarter	0.180	0.142
2005
Fourth Quarter	$0.200	$0.147
Third Quarter	0.200	0.136
Second Quarter	0.190	0.120
First Quarter	0.420	0.100
     As of March 19, 2007, there were 32 holders of record of the Company’s Common Stock.
     Dividend Policy
     The Company has never declared or paid dividends on its Common Stock and does not expect to pay any dividends in the foreseeable future.
     Recent Sales of Unregistered Securities
     No securities were issued by the Company in 2006.
     Issuer Purchases of Equity Securities
     No securities of the Company were repurchased by the Company during the fourth quarter of 2006.

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
     On January 31, 2002, Dialog acquired all the shares of TDMI it did not already own by exercising an option previously granted by the remaining TDMI stockholders. The Company received convertible preferred stock of Dialog in exchange for its interest in TDMI, and, on February 7, 2003, CDSI converted its Class B Preferred Shares into 330,000 shares of Dialog Common Stock. The Company sold 50,000 shares of Dialog stock for $4,888 in 2004. On September 18, 2006, Dialog effected a 1-for-100 reverse stock split. Based on public filings by Dialog, management currently estimates that CDSI’s interest in Dialog (currently 2,800 shares) is less than a 0.01% on a fully-diluted basis. The Company’s remaining 2,800 Dialog shares may be sold by the Company pursuant to Rule 144(k) of the Securities Act of 1933. See Notes 3 and 4 to the Financial Statements.
Results of Operations
     Revenues
     For the years ended December 31, 2006 and 2005, the Company did not generate revenues from operations.
     Expenses
     Expenses associated with corporate activities were $33,983 and $34,061 for the years ended December 31, 2006 and 2005, respectively. The expenses in both years were primarily associated with costs necessary to maintain a public company, which consist primarily of directors’ fees, auditing fees and stock transfer fees.
     Other Income
     Interest income was $3,535 and $3,125 for the years ended December 31, 2006 and 2005, respectively. The increase is due primarily to higher prevailing interest rates offset by lower cash balances in 2006 versus 2005.

Liquidity and Capital Resources
     At December 31, 2006, the Company had an accumulated deficit of $8.2 million. The Company has reported an operating loss in each of its fiscal quarters since inception and it expects to continue to incur operating losses in the immediate future. The Company has reduced operating expenses and is seeking acquisition and investment opportunities. No assurance can be given that the Company will not continue to incur operating losses.
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
     Cash used for operations for the years ended December 31, 2006 and 2005 were $29,848 and $31,286, respectively. The decrease is associated primarily with the timing of payments of accounts payable and accrued liabilities. The Company evaluates its accruals on a quarterly basis and makes adjustments when appropriate.
     The Company does not expect significant capital expenditures during the year ended December 31, 2007.
     At December 31, 2006, the Company had cash and cash equivalents of $61,812.
     Inflation and changing prices had no material impact on revenues or the results of operations for years ended December 31, 2006.
     The Company’s 2,800 shares of Dialog Common Stock may be sold pursuant to Rule 144(k) of the Securities Act of 1933. In accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, the Company has classified these shares as “Investment Securities Available for Sale” as of December 31, 2006. The Dialog Common Stock is carried at fair value ($244), and net unrealized gains are included as a component of stockholders’ equity. However, no assurance can be given that the Company will ultimately realize fair value for its Dialog shares as there is only a limited trading market for the shares and the Company may not be able to sell any material portion of its shares at prevailing market prices. No assurances can be given that an orderly trading market will be maintained for Dialog’s Common Stock. The Company sold 50,000 shares (500 shares adjusted for reverse stock split) of Dialog stock for $4,888 in the third quarter of 2004.
     On January 8, 2007, the Dialog reported that it had completed the sale of substantially all of its operating assets.
     We are not authorized to transact business in any state other than Delaware, which is its state of incorporation. We received an inquiry from the Florida Department of State inquiring whether we should have registered with the FDS in previous years, beginning in 1998. In March 2006, we responded to the inquiry and stated we believe our activities in previous years did not meet the requirements for such registration; however, no assurance can be provided that our position will be accepted. We are unable to quantify the amount of any registration fees and other costs attributable to any failure to register and have not accrued any amounts in our financial statements related to such inquiry.
     We have recently filed for refunds of approximately $21,700 for unclaimed property in a state we previously conducted business. No assurance can be given that we will prevail in receiving such refund claims.

     Management is currently evaluating alternatives to supplement the Company’s present cash and cash equivalents to meet its liquidity requirements over the next twelve months. Such alternatives include seeking additional investors and/or lenders. Although there can be no assurance, we believe that we will be able to continue as a going concern for the next twelve months.
     We or our affiliates, including Vector, may, from time to time, based upon present market conditions, may purchase shares of the Common Stock in the open market or in privately negotiated transactions.
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
ITEM 8B. OTHER INFORMATION
     None.

PART III
MANAGEMENT
ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS
     Set forth below are the names, ages and positions of the Company’s directors and executive officers as of April 2, 2007.

Name	Age	Position

Richard J. Lampen	53	President, Chief Executive Officer and Director
J. Bryant Kirkland III	41	Vice President, Chief Financial Officer, Secretary, Treasurer and Director
Robert M. Lundgren	48	Director
Henry Morris	53	Director
     Richard J. Lampen, age 53, has served as President and Chief Executive Officer of the Company since November 1998 and as a director of the Company since January 1997. Since September 2006, he has served as President and Chief Executive Officer of Ladenburg Thalmann Financial Services Inc. From October 1995 to December 2005, Mr. Lampen served as the Executive Vice President of New Valley Corporation, a publicly-held company principally engaged in the real estate business and seeking to acquire additional operating companies and real estate properties, which was the predecessor to New Valley LLC. Since July 1996, he has served as the Executive Vice President of New Valley’s parent, Vector, a New York Stock Exchange listed holding company. From May 1992 to September 1995, Mr. Lampen was a partner at Steel Hector & Davis, a law firm located in Miami, Florida. From January 1991 to April 1992, Mr. Lampen was a Managing Director at Salomon Brothers Inc, an investment bank, and was an employee at Salomon Brothers Inc from 1986 to April 1992. Mr. Lampen is a director of Ladenburg Thalmann Financial Services Inc. and served as a director of New Valley Corporation from June 1996 to December 2005. Mr. Lampen has served as a director of a number of other companies, including U.S. Can Corporation, The International Bank of Miami, N.A. and Spec’s Music Inc., as well as a court-appointed independent director of Trump Plaza Funding, Inc. Mr. Lampen received a Bachelor of Arts degree from The Johns Hopkins University in 1975 and received a Juris Doctorate degree in 1978 from Columbia Law School.
     J. Bryant Kirkland III, age 41, has served as the Company’s Vice President, Chief Financial Officer, Secretary and Treasurer since January 1998 and as a director of the Company since November 1998. Mr. Kirkland has served as a Vice President of Vector Group Ltd. since 2001 and became Vice President, Treasurer and Chief Financial Officer of Vector on April 1, 2006. From November 1994 to December 2005, Mr. Kirkland served in various financial capacities with New Valley Corporation, the predecessor to New Valley LLC, since November 1994 and from January 1998 to December 2005 as the Vice President, Treasurer and Chief Financial Officer of New Valley Corporation. Mr. Kirkland also served as Chief Financial Officer of Ladenburg Thalmann Financial Services Inc. from June 2001 to October 2002. Mr. Kirkland received a Bachelor of Science in Business Administration from the University of North Carolina in 1987 and a Masters of Business Administration from Barry University in December 2006.
     Robert M. Lundgren, age 48, has served as a director of the Company since January 1997. He also served as Vice President, Chief Financial Officer, Secretary and Treasurer of the Company from January 1997 through January 14, 1998. Mr. Lundgren has served as Director of Finance and Operations of Palmer Trinity School in Miami, Florida since July 2002. Mr. Lundgren was an independent consultant from October 2001 until July 2002. From January 14, 1998 to October 2001, Mr. Lundgren was employed by Solar Cosmetic Labs, Inc. as Chief Financial Officer. From November 1994 through January 14, 1998, Mr. Lundgren was employed by New Valley Corporation where he served as Vice President and Chief Financial Officer from May 1996 to January 14, 1998. From November 1992 through November 1994,

Mr. Lundgren worked for Deloitte & Touche as a Senior Manager in the audit practice. Mr. Lundgren has been a certified public accountant since 1981 and holds a Bachelor of Science in Accounting from Wake Forest University.
     Henry Morris, age 53, became a director of the Company in May 1997. Since 1989, Mr. Morris has been the Chairman and President of Morris & Carrick, Inc., a political and media consulting firm. Mr. Morris is also Chairman of the Board and Chief Executive Officer of Curran & Connors, Inc., a designer and producer of annual reports and corporate literature. From May 2003 until December 2006, Mr. Morris was a director of eSpeed, Inc., which operates electronic interactive marketplaces for financial and non-financial products. Mr. Morris received a Bachelor of Arts degree in 1974 from Columbia College and a Juris Doctorate degree in 1978 from Columbia Law School.
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
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “SEC”). Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms which they file. Based solely on review of the copies of such forms furnished to the Company, or written representations that no Forms 5 were required, the Company believes that, during and with respect to the fiscal year ended December 31, 2006, all officers and directors complied with applicable Section 16(a) filing requirements.
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
ITEM 10. EXECUTIVE COMPENSATION
Executive Compensation
     The following table sets forth the combined remuneration paid or accrued by the Company during its last two fiscal years to those persons who were, at December 31, 2006, the Company’s Principal Executive Officer or who were executive officers whose cash compensation exceeded $100,000 (the “named executive officers”).

Summary Compensation Table

Nonqualified
						Non-Equity	Deferred
						Incentive Plan	Compensation		Total
Name and					Option	Compensation	Earnings	All Other	Compensation
Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Awards ($)	($)	($)	Compensation ($)	($)
Richard J. Lampen President and Chief Executive Officer(1)	2006	—	—	—	—	—	—	—	None
	2005	—	—	—	—	—	—	—	None

(1)	Richard J. Lampen, who has served as President and Chief Executive Officer of the Company since November 5, 1998, did not receive any salary or other compensation from the Company in 2006 or 2005, other than the normal compensation paid to directors of the Company. See “Compensation of Directors.”
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

	Option Awards					Stock Awards
Equity
Incentive
								Equity	Plan
								Incentive	Awards:
			Equity					Plan	Market or
			Incentive					Awards:	Payout
			Plan					Number of	Value of
			Awards:					Unearned	Unearned
			Number of			Number	Market	Shares,	Shares,
	Number of		Securities			of Shares	Value of	Units or	Units or
	Securities	Number of	Underlying			or Units	Shares or	Other	Other
	Underlying	Securities	Unexer-		Option	of Stock	Units of	Rights	Rights
	Unexercised	Underlying	cised	Option	Expir-	That	Stock That	That Have	That
	Options (#)	Options (#)	Unearned	Exercise	ation	Have Not	Have Not	Not	Have Not
Name	Exercisable	Unexercisable	Options (#)	Price ($)	Date	Vested (#)	Vested ($)	Vested (#)	Vested ($)
Richard J. Lampen	6,000	—	—	$5.50	5/21/07	—	—	—	—
	3,000	—	—	$0.44	1/12/09	—	—	—	—
     There were no exercises or grants of options during 2006.
Employment Agreements and Other Compensation Plans
     The Company is not party to any employment agreements or other compensation plans except for the Option Plan.
Compensation of Directors
     The Company pays each director who is not a full-time employee of the Company an annual retainer of $5,000, payable quarterly, and reimburses the directors for reasonable travel expenses incurred in connection with their activities on behalf of the Company.
     The table below summarizes the compensation paid by the Company to non-employee directors for the fiscal year ended December 31, 2006.

					Changes in Pension
					Value and
					Nonqualified
				Non-Equity	Deferred
	Fees Earned or Paid		Option	Incentive Plan	Compensation	All Other
Name	in Cash ($)	Stock Awards ($)	Awards ($)	Compensation ($)	Earnings ($)	Compensation ($)	Total ($)
Richard J. Lampen	$5,000	—	—	—	—	—	$5,000
J. Bryant Kirkland III	$5,000	—	—	—	—	—	$5,000
Robert M. Lundgren	$5,000	—	—	—	—	—	$5,000
Henry Morris	$5,000	—	—	—	—	—	$5,000

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The following table sets forth, as of April 2, 2007, the beneficial ownership of the Company’s Common Stock (the only class of voting securities) by (i) each person known to the Company to own beneficially more than five percent of the Common Stock, (ii) each of the Company’s directors, (iii) each of the Company’s named executive officers (as such term is defined in the Summary Compensation Table above) and (iv) all directors and executive officers as a group. Unless otherwise indicated, each person possesses sole voting and investment power with respect to the shares indicated as beneficially owned, and the business address of each person is 100 S.E. Second Street, Miami, Florida 33131.

	Number of Shares of
Name and Address(1)	Common Stock	Percentage of Ownership
New Valley LLC(2)	1,490,000	47.8%
J. Bryant Kirkland III(3)	9,000	*
Richard J. Lampen(3)	9,000	*
Henry Morris(3) 271 Madison Avenue New York, NY 10016	9,000	*
Robert Lundgren(3) 14545 SW 79th Court Miami, FL 33158	16,333	*
All executive officers and directors as a group (4 persons)(3)	43,333	1.4%

*	Less than 1%

(1)	Unless otherwise indicated, each named person has sole voting and investment power with respect to the shares set forth opposite such named person’s name.

(2)	New Valley LLC, a wholly-owned subsidiary of Vector, has voting and investment power with regard to such shares. Richard J. Lampen, an executive officer and a director of the Company, and J. Bryant Kirkland III, an executive officer and a director of the Company, serve as Executive Vice President and Vice President, respectively, of Vector. Neither Mr. Kirkland nor Mr. Lampen has investment authority or voting control over the Company’s securities owned by New Valley. The other executive officers of Vector are Bennett S. LeBow, Executive Chairman, Howard M. Lorber, President and Chief Executive Officer and Marc N. Bell, Vice President and General Counsel. The directors of Vector are Messrs. LeBow and Lorber, Henry C. Beinstein, Ronald J. Bernstein, Robert J. Eide, Jeffrey S. Podell and Jean E. Sharpe.

(3)	Includes shares subject to options and/or warrants currently exercisable or exercisable within 60 days of the date hereof.

Equity Compensation Plan Information
     The following table summarizes information about the options, warrants and rights and other equity compensation under the Company’s equity plans as of December 31, 2006.

Number of securities remaining
	Number of securities to		available for future issuance
	be issued upon exercise	Weighted-average exercise	under equity compensation
	of outstanding options,	price of outstanding	plans (excluding securities
	warrants and rights	options, warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	653,333	$4.88	596,667
Equity compensation plans not approved by security holders.	—	—	—

Total	653,333	$4.88	596,667

(1)	Includes options to purchase 153,333 shares of the Company’s Common Stock under the 1997 Stock Option Plan and an option to purchase 500,000 shares of Common Stock, which expired in March 2007, issued in 1997 to New Valley LLC, which were approved by stockholders. For additional information concerning the options, see Note 6 to the Company’s Financial Statements.

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
ITEM 13. EXHIBITS

Exhibits

The Exhibits listed below are filed as part of this report.

3.1	Form of Restated Certificate of Incorporation of the Company (1)
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the Company (2)
3.3	Form of By-Laws of the Company (1)
10.1	Form of 1997 Stock Option Plan (1)
10.2	Form of PC411, Inc. New Valley Corporation Stock Option Plan and Agreement (1)
31.1	Certification of Chief Executive Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of Chief Financial Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith.

(1)	Previously filed as an Exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-21545). This Exhibit is incorporated herein by reference.

(2)	Previously filed as an Exhibit to the Company’s Form 8-K filed January 14, 1999. This Exhibit is incorporated herein by reference.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The Audit Committee reviews and approves audit and permissible non-audit services performed by Becher Della Torre Gitto & Company PC, as well as the fees charged for such services. In its review of non-audit service fees and its appointment of Becher Della Torre Gitto & Company PC as the Company’s independent accountants, the Audit Committee considered whether the provision of such services is compatible with maintaining Becher Della Torre Gitto & Company PC’s independence. All of the services provided and fees charged by Becher Della Torre Gitto & Company PC in 2006 and 2005 were pre-approved by the Audit Committee.
     Audit Fees. The aggregate fees billed by Becher Della Torre Gitto & Company PC for professional services for the audit of the annual financial statements of the Company for 2006 and the review of the financial statements included in the Company’s quarterly reports on Form 10-QSB for the quarters ended March 31, 2006, June 30, 2006 and September 30, 2006 was $9,328. The aggregate fees billed by Becher Della Torre Gitto & Company PC for professional services for the audit of the annual financial statements of the Company for 2005 and the review of the financial statements included in the Company’s quarterly reports on Form 10-QSB for the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005 was $9,150.

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

SIGNATURES
     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on April 2, 2007, on its behalf by the undersigned, thereunto duly authorized.

CDSI Holdings Inc.
By:	/s/ J. Bryant Kirkland III
J. Bryant Kirkland III
Vice President, Treasurer and Chief Financial Officer

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
     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on April 2, 2007.

Signature	Title

/s/ Richard J. Lampen Richard J. Lampen	Director, President and Chief Executive Officer
/s/ J. Bryant Kirkland III J. Bryant Kirkland III	Director, Vice President, Treasurer and Chief Financial Officer (principal accounting and financial officer)
/s/ Henry Morris Henry Morris	Director
/s/ Robert Lundgren Robert Lundgren	Director

CDSI HOLDINGS INC.
Financial Statements
December 31, 2006 and 2005
(With Report of Independent Registered Public Accounting Firm Thereon)

CDSI HOLDINGS INC.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of
CDSI Holdings Inc.:
We have audited the accompanying balance sheet of CDSI Holdings Inc. (the “Company”) as of December 31, 2006, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the CDSI Holdings, Inc. as of December 31, 2006, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2006 in conformity with accounting principles generally accepted in the United State of America.
/s/ Becher Della Torre Gitto & Company PC
Becher Della Torre Gitto & Company PC
Ridgewood, NJ
March 23, 2007

CDSI HOLDINGS INC.
Balance Sheet

December 31,
2006
Assets
Current assets:
Cash and cash equivalents	$61,812
Investment securities available for sale	224

Total assets	$62,036

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$7,600

Total current liabilities	7,600

Commitments and contingencies	—
Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 5,000,000 shares; no shares issued and outstanding	—
Common stock, $.01 par value. Authorized 25,000,000 shares; 3,120,000 shares issued and outstanding	31,200
Additional paid-in capital	8,209,944
Accumulated deficit	(8,186,932)
Accumulated other comprehensive income	224

Total stockholders’ equity	54,436

Total liabilities and stockholders’ equity	$62,036

See accompanying notes to financial statements.

CDSI HOLDINGS INC.
Statements of Operations

	Years Ended December 31,
	2006	2005
Revenues	$—	$—

Cost and expenses:
General and administrative	33,983	34,061

	33,983	34,061

Operating loss	(33,983)	(34,061)

Other income:
Interest income	3,535	3,125

	3,535	3,125

Net loss	$(30,448)	$(30,936)

Net loss per share (basic and diluted)	$(0.01)	$(0.01)

Shares used in computing net loss Per share	3,120,000	3,120,000

See accompanying notes to financial statements.

CDSI HOLDINGS INC.
Statements of Stockholders’ Equity

					Accumulated
			Additional		Other	Total
	Common stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at January 1, 2005	3,120,000	$31,200	$8,209,944	$(8,125,548)	$10,500	$126,096
Net loss	—	—	—	(30,936)	—	(30,936)
Net realized gains reclassified into net income	—	—	—	—	—	—
Change in unrealized loss on investment securities	—	—	—	—	(8,680)	(8,680)

Total comprehensive loss	—	—	—	—	—	(39,616)

Balance at January 1, 2006	3,120,000	$31,200	$8,209,944	$(8,156,484)	$1,820	$86,480
Net loss	—	—	—	(30,448)	—	(30,448)
Net realized gains reclassified into net income	—	—	—	—	—	—
Change in unrealized loss on investment securities	—	—	—	—	(1,596)	(1,596)

Total comprehensive loss	—	—	—	—	—	(32,044)

Balance at December 31, 2006	3,120,000	$31,200	$8,209,944	$(8,186,932)	$224	$54,436

See accompanying notes to financial statements.

CDSI HOLDINGS INC.
Statements of Cash Flows

	Years Ended December 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(30,448)	$(30,936)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Accounts payable and accrued expenses	600	(350)
Net cash used in operating activities	(29,848)	(31,286)
Net cash flows provided from investing activities:
Proceeds from sale of investments	—	—

Net cash flows provided from investing activities	—	—

Net cash flows provided from financing activities	—	—

Net decrease in cash	(29,848)	(31,286)
Cash and cash equivalents beginning of period	91,660	122,946

Cash and cash equivalents at end of period	$61,812	$91,660

Supplemental cash flow information:
Cash paid during year for:
Interest	—	—
Income taxes	—	—
See accompanying notes to financial statements.

CDSI HOLDINGS INC.
Notes to Financial Statements
(1)	Business and Organization

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

At December 31, 2006, the Company had an accumulated deficit of approximately $8,186,932. The Company has reported an operating loss in each of its fiscal quarters since inception and it expects to continue to incur operating losses in the immediate future. The Company has reduced operating expenses and is seeking acquisition and investment opportunities. There is a risk the Company will continue to incur operating losses.

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

CDSI HOLDINGS INC.
Notes to Financial Statements — Continued
Investment Securities Available for Sale

The Company owns 2,800 shares of Dialog Group Inc. (“Dialog”) Common Stock and classifies its investment in Dialog as “Investment Securities Available for Sale” as of December 31, 2006. The Dialog Common Stock is carried at fair value, based on the last trade prior to December 31, 2006, and net unrealized gains are included as a component of stockholders’ equity. However, no assurance can be given that the Company will ultimately realize fair value for its Dialog shares as there is only a limited trading market for the shares and the Company may not be able to sell any material portion of its shares at prevailing market prices. The Company sold 50,000 shares of Dialog stock in 2004 for a net gain of $4,888. Realized gains and losses are included in other income. The cost of securities sold is determined based on average cost. See Notes 3 and 4.

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

Computation of Basic and Diluted Net Loss per Share

Basic net loss per share of Common Stock has been computed by dividing the net loss applicable to common shareholders by the weighted average number of shares of common stock outstanding during the year. Diluted loss per share is computed by dividing net loss applicable to common shareholders by the weighted average number of common shares outstanding, increased by the assumed conversion of other potentially dilutive securities during the period. Stock options and warrants totaling 653,333 shares at December 31, 2006 and 2005 were excluded from the calculation of diluted per share results presented because their effect was anti-dilutive. Accordingly, diluted net loss per common share is the same as basic net loss per common share.

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

On November 4, 2002, the holders of Dialog Class B Preferred Stock and Dialog agreed to (i) increase the number of common shares into which the Dialog Class B Preferred Stock is convertible from 1,575,000 to 3,150,000 and (ii) eliminate the annual dividend on the Class B Preferred Stock. As a result, the Class B Preferred Stock held by CDSI became convertible into 330,000 shares of Dialog Common Stock and, on February 7, 2003, CDSI converted its preferred shares into 330,000 shares of Dialog Common Stock. The Company sold 50,000 shares of Dialog stock for $4,888 in the third quarter of 2004. See Note 4. On September 18, 2006, Dialog effected a 1-for-100 reverse stock split. Based on public filings by Dialog, management currently estimates that CDSI’s interest in Dialog (currently 2,800 shares) is less than a 0.01% on a fully-diluted basis.

CDSI HOLDINGS INC.
Notes to Financial Statements — Continued
On January 8, 2007, the Dialog reported that it had completed the sale of substantially all of its operating assets.

(4)	Investment Securities Available for Sale

The Company’s 2,800 shares of Dialog Common Stock may be sold by the Company pursuant to Rule 144(k) of the Securities Act of 1933. See Note 3. In accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, the Company has classified these shares as “Investment Securities Available for Sale” as of December 31, 2006 The Dialog Common Stock is carried at fair value, based on the last trade prior to December 31, 2006 and net unrealized gains are included as a component of stockholders’ equity. However, no assurance can be given that the Company will ultimately realize fair value for its Dialog shares as there is only a limited trading market for the shares and the Company may not be able to sell any material portion of its shares at prevailing market prices.

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

The Company grants equity compensation under its 1997 Stock Option Plan (“the 1997 Plan”), which provides for the grant of options to purchase the Company’s stock to the employees and directors of the Company. The term of the options granted under the 1997 Plan is limited to 10 years. As of December 31, 2006, there were approximately 596,667 shares available for issuance under the 1997 Plan.

Prior to January 1, 2006, the Company accounted for share-based compensation plans in accordance with the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” as permitted by SFAS No. 123. The Company elected to use the intrinsic value method of accounting for employee and director share-based compensation expense for its non-compensatory employee and director stock option awards and did not recognize compensation expense for the issuance of options with an exercise price equal to the market price of the underlying common stock on the date of grant.

On January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), which requires the Company to value unvested stock options granted prior to the adoption of SFAS No. 123(R) under the fair value method of accounting and expense this amount in the statement of operations over the stock option’s remaining vesting period. The Company adopted this new standard, prospectively, on January 1, 2006. Because all options outstanding were fully vested at January 1, 2006, there was no impact on the Company’s financial statements. In addition, because all options were fully vested on

CDSI HOLDINGS INC.
Notes to Financial Statements — Continued
January 1, 2005, there would have been no impact of the Company’s financial statements for the year ended December 31, 2005.

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

There were no option grants in the years ended December 31, 2006 and 2005. If options had been granted, the assumptions used in computing fair value under the Black-Scholes option pricing model would have been based on the expected option life considering both the contractual term of the option and expected employee exercise behavior, the interest rate associated with U.S. Treasury issues with a remaining term equal to the expected option life and the expected volatility of the Company’s common stock over the expected term of the option.

A summary of the Company’s stock option activity during the years ended December 31, 2005 and 2006, respectively, are as follows:

Weighted-
Average
		Weighted-	Remaining
		Average	Contractual
		Exercise	Term	Aggregate Intrinsic
	Shares	Price	(in years)	Value(1)
Outstanding at January 1, 2005	153,333	$2.03	3.2	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—

Outstanding at December 31, 2005	153,333	$2.03	2.2	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—

Outstanding at December 31, 2006	153,333	$2.03	1.2	$—

Exercisable at December 31, 2006	153,333			$—

Options vested during period	—			$—

(1)	The aggregate intrinsic value represents the amount by which the fair value of the underlying common stock ($0.14 and $0.15 at December 31, 2006 and 2005, respectively) exceeds the option exercise price.

In addition to the options issued in connection with the stock option plans, the Company had granted New Valley LLC, a wholly-owned subsidiary of Vector, options to acquire 500,000 shares of Common Stock at $5.75 per share, which fully vested upon the completion of the Company’s initial public offering in May 1997. The options expired in March 2007.
(7)	Preferred Stock

The Company has the authority to issue 5,000,000 shares of Preferred Stock, which may be issued from time to time in one or more series.

CDSI HOLDINGS INC.
Notes to Financial Statements — Continued
(8)	Income Taxes

During the years ended December 31, 2006 and 2005, the Company had no income and therefore made no provision for Federal and state income taxes.

At December 31, 2006, the Company had approximately $6,980,000 of net operating loss carryforwards for federal and state tax reporting purposes available to offset future taxable income, if any; such carryforwards expire between 2009 and 2027 (federal) and 2006 and 2026 (state). At December 31, 2005, the Company had approximately $6,950,000 of net operating loss carryforwards for federal and state tax reporting purposes available to offset future taxable income, if any; such carryforwards expire between 2009 and 2026 (federal) and 2005 and 2027 (state). Deferred tax assets and liabilities principally relate to net operating loss carryforwards and aggregate approximately $2,485,000 before valuation allowance. In assessing the realizability of the net deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. As of December 31, 2006, the Company has provided a full valuation allowance against net deferred tax assets due to the Company’s uncertainty of future taxable income against which the deferred tax asset may be utilized. Accordingly, no deferred tax asset has been recorded on the accompanying balance sheet.

(9)	Contingencies

As of December 31, 2006, the Company was not authorized to transact business in any state other than Delaware, which is its state of incorporation. The Company received an inquiry from the Florida Department of State (the “FDS”) inquiring whether the Company should have registered with the FDS in previous years, beginning in 1998. In March 2006, the Company responded to the inquiry and stated it believes its activities in previous years did not meet the requirements for such registration; however, no assurance can be provided that the Company’s position will be accepted by the FDS. The Company is unable to quantify the amount of any registration fees and other costs attributable to any failure to register and has not accrued any amounts in its financial statements related to such inquiry.

The Company has recently filed for refunds of approximately $21,700 for unclaimed property in a state the Company previously conducted business. No assurance can be given that the Company will prevail in receiving such refund claims.