Form 10KSB/A
period 2006-12-31
CDSI HOLDINGS INC
filed 2007-04-02
CIK 1023994

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
(Amendment No. 1)

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

The Annual Report on Form 10-KSB of CDSI Holdings Inc. (the “Company”) for the year ended December 31, 2006 is hereby amended to revise Item 11, “Security Ownership of Certain Beneficial Owners and Management and Relate Stockholder Matters”.

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

	Number of Shares of
Name and Address(1)	Common Stock	Percentage of Ownership
New Valley LLC(2)	1,490,000	47.8%
Jay Gottlieb(3) 27 Misty Brooke Lane New Fairfield, CT 06812	202,180	6.5%
J. Bryant Kirkland III(4)	9,000	*
Richard J. Lampen(4)	9,000	*
Henry Morris(4) 271 Madison Avenue New York, NY 10016	9,000	*
Robert Lundgren(4) 14545 SW 79th Court Miami, FL 33158	16,333	*
All executive officers and directors as a group (4 persons)(4)	43,333	1.4%

*	Less than 1%

(1)	Unless otherwise indicated, each named person has sole voting and investment power with respect to the shares set forth opposite such named person’s name.

(2)	New Valley LLC, a wholly-owned subsidiary of Vector, has voting and investment power with regard to such shares. Richard J. Lampen, an executive officer and a director of the Company, and J. Bryant Kirkland III, an executive officer and a director of the Company, serve as Executive Vice President and Vice President, respectively, of Vector. Neither Mr. Kirkland nor Mr. Lampen has investment authority or voting control over the Company’s securities owned by New Valley. The other executive officers of Vector are Bennett S. LeBow, Executive Chairman, Howard M. Lorber, President and Chief Executive Officer and Marc N. Bell, Vice President and General Counsel. The directors of Vector are Messrs. LeBow and Lorber, Henry C. Beinstein, Ronald J. Bernstein, Robert J. Eide, Jeffrey S. Podell and Jean E. Sharpe.

(3)	Based on Schedule 13G filed on August 23, 2006 by Jay Gottlieb.

(4)	Includes shares subject to options and/or warrants currently exercisable or exercisable within 60 days of the date hereof.

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