Form 10QSB
period 2007-03-31
CDSI HOLDINGS INC
filed 2007-05-14
CIK 1023994

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 2007

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

Yes   X      No
    -----        ------

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   X      No
    -----        ------

     As of May 11, 2007, there were outstanding 3,120,000 shares of the issuer's Common Stock, $.01 par value.

================================================================================

                               CDSI HOLDINGS INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007


                                TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION

                                                                                 Page
                                                                                 ----
Item 1.     Condensed Financial Statements (Unaudited):

            Condensed Balance Sheets as of March 31,
                2007 and December 31, 2006....................................     3

            Condensed Statements of Operations for
                the three months ended March 31, 2007 and 2006................     4

            Condensed Statements of Cash Flows for
                the three months ended March 31, 2007 and 2006................     5

            Notes to Condensed Quarterly Financial
                Statements....................................................     6

Item 2.     Management's Discussion and Analysis of Financial
                Condition and Results of Operations...........................    11

Item 3.     Controls and Procedures...........................................    15

PART II. OTHER INFORMATION


Item 1.     Legal Proceedings.................................................    16

Item 6.     Exhibits..........................................................    16

SIGNATURE.....................................................................    17

                               CDSI HOLDINGS INC.

                            CONDENSED BALANCE SHEETS
                                   (Unaudited)




                                                                            March 31,     December 31,
                                                                         -------------    -------------
                                                                              2007           2006
                                                                         -------------    -------------
                                ASSETS:

Current assets:
    Cash and cash equivalents ........................................   $      55,951    $      61,812
    Investment securities available for sale .........................             168              224
                                                                         -------------    -------------

         Total assets ................................................   $      56,119    $      62,036
                                                                         =============    =============

                 LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
    Accounts payable and accrued expenses ............................   $      10,978    $       7,600
                                                                         -------------    -------------

         Total current liabilities ...................................          10,978            7,600
                                                                         -------------    -------------

Commitments and contingencies ........................................              --               --

Stockholders' equity:
    Preferred stock, $.01 par value.  Authorized 5,000,000
       shares; no shares issued and outstanding ......................              --               --
    Common stock, $.01 par value.  Authorized 25,000,000
       shares; 3,120,000 shares issued and outstanding ...............          31,200           31,200
    Additional paid-in capital .......................................       8,209,944        8,209,944
    Accumulated deficit ..............................................      (8,196,171)      (8,186,932)
    Accumulated other comprehensive income ...........................             168              224
                                                                         -------------    -------------

         Total stockholders' equity ..................................          45,141           54,436
                                                                         -------------    -------------

         Total liabilities and stockholders' equity ..................   $      56,119    $      62,036
                                                                         =============    =============




            See accompanying Notes to Condensed Financial Statements

                               CDSI HOLDINGS INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                           Three Months Ended March 31,
                                                          ------------------------------
                                                              2007             2006
                                                          -------------    -------------
Revenues ..............................................   $        --      $        --

Expenses:
     General and administrative .......................           9,951            8,956
                                                          -------------    -------------
                                                                  9,951            8,956
                                                          -------------    -------------

Operating loss ........................................          (9,951)          (8,956)
                                                          -------------    -------------

     Interest income ..................................             712              931
                                                          -------------    -------------

Net loss ..............................................   $      (9,239)   $      (8,025)
                                                          =============    =============

Net loss per share (basic and diluted) ................   $       (0.00)   $       (0.00)
                                                          =============    =============

Shares used in computing net loss per share ...........       3,120,000        3,120,000
                                                          =============    =============




            See accompanying Notes to Condensed Financial Statements

                               CDSI HOLDINGS INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                    Three Months Ended March 31,
                                                                                   ------------------------------
                                                                                       2007              2006
                                                                                   -------------    -------------
Cash flows from operating activities:
   Net loss ....................................................................   $      (9,239)   $      (8,025)
   Increase in accounts payable and accrued expenses ...........................           3,378            3,100
                                                                                   -------------    -------------

Net cash used in operating activities ..........................................          (5,861)          (4,925)
                                                                                   -------------    -------------

Net cash from investing activities .............................................              --               --
                                                                                   -------------    -------------

Net cash from financing activities .............................................              --               --
                                                                                   -------------    -------------

Net decrease in cash and cash equivalents ......................................          (5,861)          (4,925)
Cash and cash equivalents at beginning of period ...............................          61,812           91,660
                                                                                   -------------    -------------

Cash and cash equivalents at end of period .....................................   $      55,951    $      86,735
                                                                                   =============    =============




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

     At March 31, 2007, the Company had an accumulated deficit of approximately $8,196,171. The Company has reported an operating loss in each of its fiscal quarters since inception and it expects to continue to incur operating losses in the immediate future. The Company has reduced operating expenses and is seeking acquisition and investment opportunities. There is a risk the Company will continue to incur operating losses.

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


(2)  PRINCIPLES OF REPORTING

     The condensed financial statements of the Company as of March 31, 2007 presented herein have been prepared by the Company and are unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2007 and the results of operations and cash flows for all periods presented have been made. Results for the interim periods are not necessarily indicative of the results for the entire year.

     These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2006 included in the Company's Form 10-KSB, as amended, filed with the Securities and Exchange Commission (Commission File No. 0001-22563).

                               CDSI HOLDINGS INC.

                                   (Unaudited)



     USE OF ESTIMATES

     The preparation of the condensed financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

     On November 4, 2002, the holders of Dialog Class B Preferred Stock and Dialog agreed to (i) increase the number of common shares into which the Dialog Class B Preferred Stock was convertible from 1,575,000 to 3,150,000 and (ii) eliminate the annual dividend on the Class B Preferred Stock. As a result, the Class B Preferred Stock held by CDSI became convertible into 330,000 shares of Dialog Common Stock and, on February 7, 2003, CDSI converted its preferred

                               CDSI HOLDINGS INC.

                                   (Unaudited)



     shares into 330,000 shares of Dialog Common Stock. The Company sold 50,000 shares of Dialog stock for $4,888 in 2004 (500 shares adjusted for reverse stock split). See Note 4. On September 18, 2006, Dialog effected a 1-for-100 reverse stock split. On April 10, 2007, the Company sold its remaining 2,800 shares of Dialog stock for $204.


(4)  INVESTMENT SECURITIES AVAILABLE FOR SALE

     In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", the Company has classified its 2,800 shares of Dialog Common Stock as "Investment Securities Available for Sale" as of March 31, 2007. The Dialog Common Stock is carried at fair value, based on the last trade prior to March 31, 2007 and net unrealized gains are included as a component of stockholders' equity. On April 10, 2007, the Company sold its remaining 2,800 shares of Dialog stock for $204. See Note 3.


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

     Stock options and warrants (both vested and non-vested) totaling 153,333 shares at March 31, 2007 and 653,333 shares at March 31, 2006 were excluded from the calculation of diluted per share results presented because their effect was anti-dilutive. Accordingly, diluted net loss per common share is the same as basic net loss per common share.

                               CDSI HOLDINGS INC.

                                   (Unaudited)



(7)  COMPREHENSIVE LOSS

     Comprehensive loss of the Company includes net loss and changes in the value of investment securities available for sale that have not been included in net loss. Comprehensive loss applicable to Common Shares for the three months ended March 31, 2007 and 2006 is as follows:

                                                                              Three Months Ended   Three Months Ended
                                                                                March 31, 2007       March 31, 2006
                                                                              ------------------   ------------------
     Net loss .............................................................     $      (9,239)       $      (8,025)

     Change in unrealized gain on investment securities ...................               (56)                (700)
                                                                                -------------        -------------

     Total comprehensive loss .............................................     $      (9,295)       $      (8,725)
                                                                                =============        =============


(8)  STOCK OPTIONS

     In 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"). SFAS No. 123R requires companies to measure compensation cost for share-based payments at fair value. The Company adopted this new standard, prospectively, on January 1, 2007. Because all options outstanding were fully vested at January 1, 2006, there was no impact on the Company's condensed financial statements.

     In addition to the options issued to employees, the Company had granted New Valley LLC, a wholly-owned subsidiary of Vector, options to acquire 500,000 shares of Common Stock at $5.75 per share, which fully vested upon the completion of the Company's initial public offering in May 1997. The options expired in March 2007.

(9)  INCOME TAXES

     On January 1, 2007, the Company adopted the Financial Accounting Standards Board's Interpretation No. 48, "Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109) ("FIN No. 48")." The Company did not recognize any adjustment in the liability for unrecognized tax benefits that impacted its December 31, 2006 accumulated deficit. The Company did not have any unrecognized tax benefits as of January 1, 2007 or March 31, 2007.

     The Company files U.S. federal income tax returns and tax returns in various states. The Company's tax returns have never been audited.

     The Company classifies all interest and penalties as income tax expense.

                               CDSI HOLDINGS INC.

                                   (Unaudited)



(10)   CONTINGENCIES

       As of March 31, 2007, the Company was not authorized to transact business in any state other than Delaware, which is its state of incorporation. The Company received an inquiry from the Florida Department of State (the "FDS") inquiring whether the Company should have registered with the FDS in previous years, beginning in 1998. In March 2006, the Company responded to the inquiry and stated it believes its activities in previous years did not meet the requirements for such registration; however, no assurance can be provided that the Company's position will be accepted by the FDS. The Company is unable to quantify the amount of any registration fees and other costs attributable to any failure to register and has not accrued any amounts in its condensed financial statements related to such inquiry.

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

THINKDIRECTMARKETING, INC.

     On November 5, 1998, the Company contributed substantially all the non-cash assets and certain liabilities related to its on-line electronic delivery information service to TDMI, and received preferred stock of TDMI. See Note 3 to the Condensed Financial Statements for additional information concerning the Company's former investment in TDMI.

     On January 31, 2002, Dialog acquired all the shares of TDMI it did not already own by exercising an option previously granted by the remaining TDMI stockholders. The Company received convertible preferred stock of Dialog in exchange for its interest in TDMI, and, on February 7, 2003, CDSI converted its Class B Preferred Shares into 330,000 shares of Dialog Common Stock. The Company sold 50,000 shares of Dialog stock (500 shares adjusted for reverse stock split) for $4,888 in 2004. On September 18, 2006, Dialog effected a 1-for-100 reverse stock split. On April 10, 2007, the Company sold its remaining 2,800 shares of Dialog stock for $204. See Notes 3 and 4 to the Condensed Financial Statements.


RESULTS OF OPERATIONS

     REVENUES

     For the three months ended March 31, 2007 and 2006, the Company did not generate revenues from operations.

                               CDSI HOLDINGS INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


     EXPENSES

     Expenses associated with corporate activities were $9,951 for the three months ended March 31, 2007, as compared to $8,956 for the same period in the prior year. The amounts were primarily due to the costs necessary to maintain a public company. The increase in expenses in the 2007 period primarily relates to increased audit fees accrued for CDSI's 2007 annual audit as a result of inflationary increases from 2006.

     OTHER INCOME

     Interest income was $712 for the three months ended March 31, 2007, compared to $931 for the three months ended March 31, 2006. The decrease is due primarily to lower cash balances offset by higher prevailing interest rates in 2007 versus 2006.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2007, the Company had an accumulated deficit of approximately $8.2 million. The Company has reported an operating loss in each of its fiscal quarters since inception and it expects to continue to incur operating losses in the immediate future. The Company has reduced operating expenses and is seeking acquisition and investment opportunities. No assurance can be given that the Company will not continue to incur operating losses.

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

     Cash used for operations for the three months ended March 31, 2007 and 2006 was $5,861 and $4,925, respectively. The increase is associated primarily with the increased net loss.

     The Company does not expect significant capital expenditures during the year ended December 31, 2007.

     At March 31, 2007, the Company had cash and cash equivalents of $55,951. The Company does not currently have any commitments for any additional financing, and there can be no assurance that any such commitments can be obtained. Any additional equity financing may be dilutive to its existing stockholders, and debt financing, if available, may involve pledging some or all of its assets and may contain restrictive covenants with respect to raising future capital and other financial and operational matters.

     Inflation and changing prices had no material impact on revenues or the results of operations for the periods ended March 31, 2007 and 2006.

                               CDSI HOLDINGS INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


     The Company's 2,800 shares of Dialog Common Stock have been classified as "Investment Securities Available for Sale" as of March 31, 2007 in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and are carried at fair value ($168). Net unrealized gains are included as a component of stockholders' equity. On January 8, 2007, the Dialog reported that it had completed the sale of substantially all of its operating assets. On April 10, 2007, the Company sold its remaining 2,800 shares of Dialog stock for $204.

     We are not authorized to transact business in any state other than Delaware, which is its state of incorporation. We received an inquiry from the Florida Department of State inquiring whether we should have registered with the FDS in previous years, beginning in 1998. In March 2006, we responded to the inquiry and stated we believe our activities in previous years did not meet the requirements for such registration; however, no assurance can be provided that our position will be accepted. We are unable to quantify the amount of any registration fees and other costs attributable to any failure to register and have not accrued any amounts in our condensed financial statements related to such inquiry.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     The Company and its representatives may from time to time make oral or written "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), including any statements that may be contained in the foregoing "Management's Discussion and Analysis of Financial Condition and Results of Operations", in this report and in other filings with the Securities and Exchange Commission and in its reports to stockholders, which represent the Company's expectations or beliefs with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties and, in connection with the "safe-harbor" provisions of the Reform Act, the Company has identified under "Risk Factors" in Item 1 of the Company's Form 10-KSB, as amended, for the year ended December 31, 2006 filed with the Securities and Exchange Commission and in this section important factors that could cause actual results to differ materially from those contained in any forward-looking statements made by or on behalf of the Company.

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

                               CDSI HOLDINGS INC.


                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     Reference is made to Note 10 to our unaudited condensed financial statements.

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




                                         CDSI HOLDINGS INC.
                                         (Registrant)



Date:   May 11, 2007                     By:   /s/ J. Bryant Kirkland III
                                               -----------------------------
                                               J. Bryant Kirkland III
                                               Vice President, Treasurer
                                               and Chief Financial Officer
                                               (Duly Authorized Officer and
                                                  Chief Accounting Officer)