Form 10QSB
period 2007-06-30
CDSI HOLDINGS INC
filed 2007-08-14
CIK 1023994

===============================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

                                 YES [X] NO [ ]

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT). YES NO

                                 YES [X] NO [ ]

     AS OF AUGUST 14, 2007, THERE WERE OUTSTANDING 3,120,000 SHARES OF THE ISSUER'S COMMON STOCK, $.01 PAR VALUE.

     TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): YES [ ]  NO [X]


===============================================================================

                               CDSI HOLDINGS INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007


                                TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION

                                                                                    PAGE
                                                                                   -------
Item 1.       Condensed Consolidated Financial Statements (Unaudited):

              Condensed Consolidated Balance Sheets as of June 30, 2007
                  and December 31, 2006.........................................    2

              Condensed Consolidated Statements of Operations for the
                  three months and six months ended June 30, 2007 and
                  2006..........................................................    3

              Condensed Consolidated Statements of Cash Flows for the
                  six months ended June 30, 2007 and 2006.......................    4

              Notes to the Condensed Quarterly Consolidated Financial               5
                  Statements....................................................

Item 2.       Management's Discussion and Analysis of Financial
                  Condition and Results of Operations...........................    10

Item 3.       Controls and Procedures...........................................    13


PART  II. OTHER INFORMATION

Item 1.       Legal Proceedings.................................................    14

Item 6.       Exhibits  ........................................................    14

SIGNATURE.......................................................................    15

                               CDSI HOLDINGS INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                  June 30,        December 31,
                                                                    2007              2006
                                                                -----------       -----------
                                ASSETS:

Current assets:
    Cash and cash equivalents ............................      $    41,769       $    61,812
    Investment securities available for sale .............               --               224
    Unclaimed property receivable ........................           18,624                --
                                                                -----------       -----------

         Total assets ....................................      $    60,393       $    62,036
                                                                ===========       ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
    Accounts payable and accrued expenses ................      $     4,725       $     7,600
                                                                -----------       -----------

         Total current liabilities .......................            4,725             7,600
                                                                -----------       -----------

Commitments and contingencies ............................               --                --

Stockholders' equity:
    Preferred stock, $.01 par value.  Authorized 5,000,000
       shares; no shares issued and outstanding ..........               --                --
    Common stock, $.01 par value.  Authorized 25,000,000
       shares; 3,120,000 shares issued and outstanding ...           31,200            31,200
    Additional paid-in capital ...........................        8,209,944         8,209,944
    Accumulated deficit ..................................       (8,185,476)       (8,186,932)
    Accumulated other comprehensive income ...............               --               224
                                                                -----------       -----------

         Total stockholders' equity ......................           55,668            54,436
                                                                -----------       -----------

         Total liabilities and stockholders' equity ......      $    60,393       $    62,036
                                                                ===========       ===========









      See accompanying Notes to Condensed Consolidated Financial Statements

                               CDSI HOLDINGS INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                               Three Months Ended                    Six Months Ended
                                                          -----------------------------       -----------------------------
                                                            June 30,          June 30,          June 30,         June 30,
                                                              2007              2006              2007             2006
                                                          -----------       -----------       -----------       -----------

Revenues ...........................................      $        --       $        --       $        --       $        --

Cost and expenses:
     General and administrative ....................            8,691             9,024            18,642            17,980
                                                          -----------       -----------       -----------       -----------
                                                                8,691             9,024            18,642            17,980
                                                          -----------       -----------       -----------       -----------

Operating loss .....................................           (8,691)           (9,024)          (18,642)          (17,980)
                                                          -----------       -----------       -----------       -----------

     Other income:
     Gain on sale of Dialog common stock ...........              204                --               204                --
     Recovery of unclaimed property ................           18,624                --            18,624                --
                                                                                                                -----------
     Interest income ...............................              558               915             1,270             1,846
                                                          -----------       -----------       -----------       -----------
     Total other income ............................           19,386               915            20,098             1,846
                                                          -----------       -----------       -----------       -----------

Net income (loss) ..................................      $    10,695       $    (8,109)      $     1,456       $   (16,134)
                                                          ===========       ===========       ===========       ===========

Net income (loss) per share (basic and diluted) ....      $      0.00       $     (0.00)      $      0.00       $     (0.01)
                                                          ===========       ===========       ===========       ===========

Shares used in computing net income (loss) per share        3,120,000         3,120,000         3,120,000         3,120,000
                                                          ===========       ===========       ===========       ===========
















     See accompanying Notes to Condensed Consolidated Financial Statements

                               CDSI HOLDINGS INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                           Six Months Ended
                                                                     -----------------------------
                                                                      June 30,            June 30,
                                                                        2007                2006
                                                                     --------             --------
Cash flows from operating activities:
   Net income (loss) ....................................            $  1,456             $(16,134)
   Adjustments to reconcile net income (loss) to net cash
     used in operations:
   Gain on sale of Dialog common stock ..................                (204)                  --
   Changes in assets and liabilities:
   Increase in unclaimed property receivable ............             (18,624)                  --
   Decrease in accounts payable and accrued expenses ....              (2,875)                  --
                                                                     --------             --------

Net cash used in operating activities ...................             (20,247)             (16,134)
                                                                     --------             --------

Net cash flows provided from investing activities:
Sale of investment securities ...........................                 204                   --
                                                                     --------             --------
Net cash from investing activities ......................                 204                   --
                                                                     --------             --------

Net cash from financing activities ......................                  --                   --
                                                                     --------             --------

Net decrease in cash and cash equivalents ...............             (20,043)             (16,134)
Cash and cash equivalents at beginning of period ........              61,812               91,660
                                                                     --------             --------

Cash and cash equivalents at end of period ..............            $ 41,769             $ 75,526
                                                                     ========             ========









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

       At June 30, 2007, the Company had an accumulated deficit of $8,185,476. The Company has reported an operating loss in each of its fiscal quarters since inception and it expects to continue to incur operating losses in the immediate future. The Company has reduced operating expenses and is seeking acquisition and investment opportunities. There is a risk the Company will continue to incur operating losses.

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

 (2)   PRINCIPLES OF REPORTING


       The condensed financial statements of the Company as of June 30, 2007 presented herein have been prepared by the Company and are unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2007 and the results of operations and cash flows for all periods presented have been made. Results for the interim periods are not necessarily indicative of the results for the entire year.

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

       On November 4, 2002, the holders of Dialog Class B Preferred Stock and Dialog agreed to (i) increase the number of common shares into which the Dialog Class B Preferred Stock was convertible from 1,575,000 to 3,150,000 and (ii) eliminate the annual dividend on the Class B Preferred Stock. As a result, the Class B Preferred Stock held by CDSI became convertible into 330,000 shares of Dialog Common Stock and, on February 7, 2003, CDSI converted its preferred shares into 330,000 shares of

                               CDSI HOLDINGS INC.

                                   (UNAUDITED)


       Dialog Common Stock. The Company sold 50,000 shares of Dialog stock for $4,888 in 2004 (500 shares adjusted for reverse stock split). See Note 4. On September 18, 2006, Dialog effected a 1-for-100 reverse stock split. On April 10, 2007, the Company sold its remaining 2,800 shares of Dialog stock for $204 and the Company recorded a gain of $204 from the sale for the three and six months ended June 30, 2007.

(4)    INVESTMENT SECURITIES AVAILABLE FOR SALE

       In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", the Company classified its 2,800 shares of Dialog Common Stock as "Investment Securities Available for Sale" as of December 31, 2006. The Dialog Common Stock was carried at fair value, based on the last trade prior to December 31, 2006 and net unrealized gains were included as a component of stockholders' equity. On April 10, 2007, the Company sold its remaining 2,800 shares of Dialog stock for $204 and the Company recorded a gain of $204 from the sale for the three and six months ended June 30, 2007. See Note 3.


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

(6)    NET INCOME (LOSS) PER SHARE

       Basic income (loss) per share of common stock is computed by dividing net income (loss) applicable to common stockholders by the weighted average shares of common stock outstanding during the period (3,120,000 shares). Diluted income (loss) per share results reflects the potential dilution from the exercise or conversion of securities into common stock.

       Stock options and warrants (both vested and non-vested) totaling 128,000 shares at June 30, 2007 and 653,333 shares at June 30, 2006 were excluded from the calculation of diluted per share results presented because their effect was anti-dilutive. Accordingly, diluted net income (loss) per common share is the same as basic net income (loss) per common share.

                               CDSI HOLDINGS INC.

                                   (UNAUDITED)


(7)    COMPREHENSIVE INCOME (LOSS)

       Comprehensive income (loss) of the Company includes net income (loss) and changes in the value of investment securities available for sale that have not been included in net income (loss). Comprehensive income (loss) applicable to common shares for the three and six months ended June 30, 2007 and 2006 is as follows:

                                                                             THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                                                             -----------------------       -------------------------
                                                                               2007           2006           2007           2006
                                                                             --------       --------       --------       --------

      Net income (loss) ...............................................      $ 10,695       $ (8,109)      $  1,456       $(16,134)

      Net unrealized gains on investment securities available for sale:

      Change in unrealized gains ......................................            36           (280)           (20)          (980)
      Net unrealized gains reclassified
         into net income, net of taxes ................................          (204)            --           (204)            --
                                                                             --------       --------       --------       --------
      Net change in unrealized gain
         on investment securities .....................................          (168)          (280)          (224)          (980)
                                                                             --------       --------       --------       --------

         Comprehensive income (loss) ..................................      $ 10,527       $ (8,389)      $  1,232       $(17,114)
                                                                             ========       ========       ========       ========



(8)    STOCK OPTIONS

       In 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"). SFAS No. 123R requires companies to measure compensation cost for share-based payments at fair value. The Company adopted this new standard, prospectively, on January 1, 2007. Because all options outstanding were fully vested at January 1, 2006, there was no impact on the Company's condensed financial statements.

       Approximately 25,333 options to acquire shares of Common Stock expired in the second quarter of 2007.

       In addition to the options issued to employees, the Company had granted New Valley LLC, a wholly-owned subsidiary of Vector, options to acquire 500,000 shares of Common Stock at $5.75 per share, which fully vested upon the completion of the Company's initial public offering in May 1997. The options expired in March 2007.

                               CDSI HOLDINGS INC.

                                   (UNAUDITED)


(9)    INCOME TAXES

       On January 1, 2007, the Company adopted the Financial Accounting Standards Board's Interpretation No. 48, "Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109) ("FIN No. 48")." The Company did not recognize any adjustment in the liability for unrecognized tax benefits that impacted its December 31, 2006 accumulated deficit. The Company did not have any unrecognized tax benefits as of January 1, 2007 or June 30, 2007.

       The Company files U.S. federal income tax returns and tax returns in various states. The Company's tax returns have never been audited.

       The Company classifies all interest and penalties as income tax expense.


(10)   CONTINGENCIES

       As of June 30, 2007, the Company was not authorized to transact business in any state other than Delaware, which is its state of incorporation. The Company received an inquiry from the Florida Department of State (the "FDS") inquiring whether the Company should have registered with the FDS in previous years, beginning in 1998. In March 2006, the Company responded to the inquiry and stated it believes its activities in previous years did not meet the requirements for such registration; however, no assurance can be provided that the Company's position will be accepted by the FDS. The Company is unable to quantify the amount of any registration fees and other costs attributable to any failure to register and has not accrued any amounts in its condensed financial statements related to such inquiry.

       The Company has recently filed for refunds of approximately $21,700 for unclaimed property in a state the Company previously conducted business. In June 2007, the Company was notified that $18,624 of the refund claims had been approved for payment. The amount was received in July 2007. The Company is continuing to pursue the remaining refunds; however, no assurance can be given that the Company will prevail in receiving such refund claims.

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

         On January 31, 2002, Dialog acquired all the shares of TDMI it did not already own by exercising an option previously granted by the remaining TDMI stockholders. The Company received convertible preferred stock of Dialog in exchange for its interest in TDMI, and, on February 7, 2003, CDSI converted its Class B Preferred Shares into 330,000 shares of Dialog Common Stock. The Company sold 50,000 shares of Dialog stock (500 shares adjusted for reverse stock split) for $4,888 in 2004. On September 18, 2006, Dialog effected a 1-for-100 reverse stock split. On April 10, 2007, the Company sold its remaining 2,800 shares of Dialog stock for $204 and recorded a gain of $204 for the three and six months ended June 30, 2007. See Notes 3 and 4 to the Condensed Financial Statements.

RESULTS OF OPERATIONS

         REVENUES

         For the three and six months ended June 30, 2007 and 2006 the Company did not generate revenues from operations.

         EXPENSES

         Expenses associated with corporate activities were $8,691 and $18,642 for the three and six months ended June 30, 2007, respectively, as compared to $9,024 and $17,980 for the same periods in the prior year. The expenses were primarily associated with costs necessary to maintain a public company.

         OTHER INCOME

         Interest income was $558 and $1,270 for the three and six months ended June 30, 2007, compared to $915 and $1,846 for the three and six months ended June 30, 2006. The increase is due primarily to higher prevailing interest rates offset by lower cash balances in 2006 versus 2005. On April 10, 2007, the Company sold its remaining 2,800 shares of Dialog stock for $204 and recorded a gain of $204 for the three and six months ended June 30, 2007.

                               CDSI HOLDINGS INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


         The recovery of unclaimed property relates to refunds receivable for unclaimed property in a state where we previously conducted business. We recently filed for refunds of approximately $21,700 and in June 2007 were notified that $18,624 of the refund claims had been approved for payment. The amount was received in July 2007. We are continuing to pursue the remaining refunds; however, no assurance can be given that we will prevail in receiving such refund claims.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2007, the Company had an accumulated deficit of approximately $8.2 million. The Company has reported an operating loss in each of its fiscal quarters since inception and it expects to continue to incur operating losses in the immediate future. The Company has reduced operating expenses and is seeking acquisition and investment opportunities. No assurance can be given that the Company will not continue to incur operating losses.

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

         Cash used for operations for the six months ended June 30, 2007 and 2006 was $20,247 and $16,134, respectively. The increase is associated primarily with increased expenses and lower interest income.

         Cash provided from investing activities of $204 for the six months ended June 30, 2007 consisted of gains on the sale of 2,800 shares of Dialog Common Stock. See Notes 3 and 4 to the unaudited condensed consolidated financial statements.

          The Company does not expect significant capital expenditures during the year ended December 31, 2007.

         At June 30, 2007, the Company had cash and cash equivalents of $41,769. The Company does not currently have any commitments for any additional financing, and there can be no assurance that any such commitments can be obtained. Any additional equity financing may be dilutive to its existing stockholders, and debt financing, if available, may involve pledging some or all of its assets and may contain restrictive covenants with respect to raising future capital and other financial and operational matters.

         Inflation and changing prices had no material impact on revenues or the results of operations for the periods ended June 30, 2007 and 2006.

       We are not authorized to transact business in any state other than Delaware, which is its state of incorporation. We received an inquiry from the Florida Department of State (the "FDS") inquiring whether we should have registered with the FDS in previous years, beginning in 1998. In March 2006, we responded to the inquiry and stated we believe our activities in previous years

                               CDSI HOLDINGS INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


did not meet the requirements for such registration; however, no assurance can be provided that our position will be accepted. We are unable to quantify the amount of any registration fees and other costs attributable to any failure to register and have not accrued any amounts in our condensed financial statements related to such inquiry.

         We recently filed for refunds for unclaimed property of approximately $21,700 and in June 2007 were notified that $18,624 of the refund claims had been approved for payment. The amount was received in July 2007. We are continuing to pursue the remaining refunds; however, no assurance can be given that we will prevail in receiving such refund claims.

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




                                     CDSI HOLDINGS INC.
                                     (Registrant)



Date: August 14, 2007                By:   /s/J. Bryant Kirkland III
                                           ------------------------------------
                                           J. Bryant Kirkland III
                                           Vice President, Treasurer
                                           and Chief Financial Officer
                                           (Duly Authorized Officer and
                                              Chief Accounting Officer)