Form 10QSB
period 2007-09-30
CDSI HOLDINGS INC
filed 2007-11-14
CIK 1023994

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

YES [X]  NO  [ ]

     AS OF NOVEMBER 14, 2007, THERE WERE OUTSTANDING 3,120,000 SHARES OF THE ISSUER'S COMMON STOCK, $.01 PAR VALUE.




================================================================================

                               CDSI HOLDINGS INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007


                                TABLE OF CONTENTS




                                                                               Page
                                                                               ----



PART I. FINANCIAL INFORMATION


Item 1.  Condensed Financial Statements (Unaudited):


         Condensed Balance Sheets as of September 30,
             2007 and December 31, 2006....................................      3

         Condensed Statements of Operations for the
             three months and nine months ended September 30,
             2007 and 2006.................................................      4

         Condensed Statements of Cash Flows for the
             nine months ended September 30, 2007 and 2006.................      5

         Notes to the Condensed Financial Statements.......................      6

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations...........................     11

Item 3.  Controls and Procedures...........................................     15

PART  II. OTHER INFORMATION

Item 1.  Legal Proceedings.................................................     16
Item 6.  Exhibits..........................................................     16

SIGNATURE..................................................................     17


PART I. FINANCIAL INFORMATION


Item 1.  Condensed Financial Statements (Unaudited):


                               CDSI HOLDINGS INC.

                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)




                                                                     September 30,     December 31,
                                                                        2007              2006
                                                                   ---------------    ---------------

                                ASSETS:

Current assets:

    Cash and cash equivalents ..................................            53,781             61,812
    Investment securities available for sale ...................                --                224
                                                                   ---------------    ---------------

         Total assets ..........................................   $        53,781    $        62,036
                                                                   ===============    ===============

                 LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
    Accounts payable and accrued expenses ......................   $         6,188    $         7,600
                                                                   ---------------    ---------------

         Total current liabilities .............................             6,188              7,600
                                                                   ---------------    ---------------

Commitments and contingencies ..................................                --                 --

Stockholders' equity:
    Preferred stock, $.01 par value.  Authorized 5,000,000
       shares; no shares issued and outstanding ................                --                 --
    Common stock, $.01 par value.  Authorized 25,000,000
       shares; 3,120,000 shares issued and outstanding .........            31,200             31,200
    Additional paid-in capital .................................         8,209,944          8,209,944
    Accumulated deficit ........................................        (8,193,551)        (8,186,932)
    Accumulated other comprehensive income .....................                --                224
                                                                   ---------------    ---------------

         Total stockholders' equity ............................            47,593             54,436
                                                                   ---------------    ---------------

         Total liabilities and stockholders' equity ............   $        53,781    $        62,036
                                                                   ===============    ===============






            See accompanying Notes to Condensed Financial Statements

                               CDSI HOLDINGS INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                        Three Months Ended                   Nine Months Ended
                                                ----------------------------------    ----------------------------------
                                                 September 30,      September 30,      September 30,     September 30,
                                                     2007               2006              2007               2006
                                                ---------------    ---------------    ---------------    ---------------

Revenues ....................................   $                  $            --    $                  $            --
                                                ---------------    ---------------    ---------------    ---------------


Cost and expenses:

     General and administrative .............             8,713              8,349             27,355             26,329
                                                ---------------    ---------------    ---------------    ---------------
                                                          8,713              8,349             27,355             26,329
                                                ---------------    ---------------    ---------------    ---------------

Operating loss ..............................            (8,713)            (8,349)           (27,355)           (26,329)
                                                ---------------    ---------------    ---------------    ---------------


     Other income:
     Gain on sale of Dialog common stock ....                --                 --                204                 --
     Recovery of unclaimed property .........                --                 --             18,624                 --
     Interest income ........................               638                882              1,908              2,728
                                                ---------------    ---------------    ---------------    ---------------
     Total other income .....................               638                882             20,736              2,728
                                                ---------------    ---------------    ---------------    ---------------

Net loss ....................................   $        (8,075)   $        (7,467)   $        (6,619)   $       (23,601)
                                                ===============    ===============    ===============    ===============


Net loss per share (basic and diluted) ......   $         (0.00)   $         (0.00)   $         (0.00)   $         (0.01)
                                                ===============    ===============    ===============    ===============

Shares used in computing net
     loss per share .........................         3,120,000          3,120,000          3,120,000          3,120,000
                                                ===============    ===============    ===============    ===============













            See accompanying Notes to Condensed Financial Statements

                               CDSI HOLDINGS INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                 Nine Months Ended
                                                           ----------------------------------
                                                            September 30,    September 30,
                                                                2007               2006
                                                           ---------------    ---------------


Cash flows from operating activities:
   Net loss ............................................   $        (6,619)   $       (23,601)
   Adjustments to reconcile net loss to net cash
     used in operations:
   Gain on sale of Dialog common stock .................              (204)                --
   Changes in assets and liabilities:
   Decrease in accounts payable and accrued expenses ...            (1,412)              (650)
                                                           ---------------    ---------------

Net cash used in operating activities ..................            (8,235)           (24,251)
                                                           ---------------    ---------------

Net cash flows provided from investing activities:
Sale of investment securities ..........................               204                 --
                                                           ---------------    ---------------
Net cash from investing activities .....................               204                 --
                                                           ---------------    ---------------

Net cash from financing activities .....................                --                 --
                                                           ---------------    ---------------

Net decrease in cash and cash equivalents ..............            (8,031)           (24,251)
Cash and cash equivalents at beginning of period .......            61,812             91,660
                                                           ---------------    ---------------

Cash and cash equivalents at end of period .............   $        53,781    $        67,409
                                                           ===============    ===============






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

         At September 30, 2007, the Company had an accumulated deficit of $8,193,551. The Company has reported an operating loss in each of its fiscal quarters since inception and it expects to continue to incur operating losses in the immediate future. The Company has reduced operating expenses and is seeking acquisition and investment opportunities. There is a risk the Company will continue to incur operating losses.

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

(2)      PRINCIPLES OF REPORTING


         The financial statements of the Company as of September 30, 2007 presented herein have been prepared by the Company and are unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2007 and the results of operations and cash flows for all periods presented have been made. Results for the interim periods are not necessarily indicative of the results for the entire year.

         These unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2006 included in the Company's Form 10-KSB, as amended, filed with the Securities and Exchange Commission (Commission File No. 0001-22563).

                               CDSI HOLDINGS INC.

                                   (UNAUDITED)


         USE OF ESTIMATES

         The preparation of the unaudited condensed financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

         On November 4, 2002, the holders of Dialog Class B Preferred Stock and Dialog agreed to (i) increase the number of common shares into which the Dialog Class B Preferred Stock was convertible from 1,575,000 to 3,150,000 and (ii) eliminate the annual dividend on the Class B Preferred Stock. As a result, the Class B Preferred Stock held by CDSI became convertible into 330,000 shares of Dialog Common Stock and, on February 7, 2003, CDSI converted its preferred

                               CDSI HOLDINGS INC.

                                   (UNAUDITED)


         shares into 330,000 shares of Dialog Common Stock. The Company sold 50,000 shares (500 shares adjusted for reverse stock split) of Dialog stock for $4,888 in the third quarter of 2004. See Note 4. On September 18, 2006, Dialog effected a 1-for-100 reverse stock split. On April 10, 2007, the Company sold its remaining 2,800 shares of Dialog stock for $204 and the Company recorded a gain of $0 and $204 from the sale for the three and nine months ended September 30, 2007.

(4)      INVESTMENT SECURITIES AVAILABLE FOR SALE

         In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", the Company classified its 2,800 shares of Dialog Common Stock as "Investment Securities Available for Sale" as of December 31, 2006. The Dialog Common Stock was carried at fair value, based on the last trade prior to December 31, 2006 and net unrealized gains were included as a component of stockholders' equity. On April 10, 2007, the Company sold its remaining 2,800 shares of Dialog stock for $204 and the Company recorded a gain of $0 and $204 from the sale for the three and nine months ended September 30, 2007. See Note 3.

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

         Stock options and warrants (both vested and non-vested) totaling 128,000 shares at September 30, 2007 and 653,333 shares at September 30, 2006 were excluded from the calculation of diluted per share results presented because their effect was anti-dilutive. Accordingly, diluted net income (loss) per common share is the same as basic net income (loss) per common share.

                               CDSI HOLDINGS INC.

                                   (UNAUDITED)


(7)      COMPREHENSIVE LOSS

         Comprehensive loss of the Company includes net loss and changes in the value of investment securities available for sale that have not been included in net income. Comprehensive loss applicable to Common Shares for the three and nine months ended September 30, 2007 and 2006 is as follows:

                                                    THREE MONTHS ENDED            NINE MONTHS ENDED
                                                       SEPTEMBER 30,                 SEPTEMBER 30,
                                                --------------------------    --------------------------
                                                   2007           2006           2007            2006
                                                -----------    -----------    -----------    -----------

      Net loss ..............................   $    (8,075)   $    (7,467)   $    (6,619)   $   (23,601)

      Net unrealized gains on investment
        securities available for sale:

         Change in unrealized gains .........            --           (644)           (20)        (1,624)
         Net unrealized gains reclassified
            into net income, net of taxes ...            --             --           (204)            --
                                                -----------    -----------    -----------    -----------
         Net change in unrealized gain
            on investment securities ........            --           (644)          (224)        (1,624)
                                                -----------    -----------    -----------    -----------

         Comprehensive loss .................   $    (8,075)   $    (8,111)   $    (6,843)   $   (25,225)
                                                ===========    ===========    ===========    ===========

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

                               CDSI HOLDINGS INC.

                                   (UNAUDITED)


(9)      INCOME TAXES

         On January 1, 2007, the Company adopted the Financial Accounting Standards Board's Interpretation No. 48, "Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109) ("FIN No. 48")." The Company did not recognize any adjustment in the liability for unrecognized tax benefits that impacted its December 31, 2006 accumulated deficit. The Company did not have any unrecognized tax benefits as of January 1, 2007 or September 30, 2007.

         The Company files U.S. federal income tax returns and tax returns in various states. The Company's tax returns have never been audited.

         The Company classifies all interest and penalties as income tax expense.


(10)     CONTINGENCIES

         As of September 30, 2007, the Company was not authorized to transact business in any state other than Delaware, which is its state of incorporation. The Company received an inquiry from the Florida Department of State (the "FDS") inquiring whether the Company should have registered with the FDS in previous years, beginning in 1998. In March 2006, the Company responded to the inquiry and stated it believes its activities in previous years did not meet the requirements for such registration; however, no assurance can be provided that the Company's position will be accepted by the FDS. The Company is unable to quantify the amount of any registration fees and other costs attributable to any failure to register and has not accrued any amounts in its financial statements related to such inquiry.

         The Company has filed for refunds of approximately $21,700 for unclaimed property in a state the Company previously conducted business. In June 2007, the Company was notified that $18,624 of the refund claims had been approved for payment. The amount was received in July 2007. The Company is continuing to pursue the remaining refunds; however, no assurance can be given that the Company will prevail in receiving such refund claims.

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

         On January 31, 2002, Dialog acquired all the shares of TDMI it did not already own by exercising an option previously granted by the remaining TDMI stockholders. The Company received convertible preferred stock of Dialog in exchange for its interest in TDMI, and, on February 7, 2003, CDSI converted its Class B Preferred Shares into 330,000 shares of Dialog Common Stock. The Company sold 50,000 shares of Dialog stock (500 shares adjusted for reverse stock split) for $4,888 in 2004. On September 18, 2006, Dialog effected a 1-for-100 reverse stock split. On April 10, 2007, the Company sold its remaining 2,800 shares of Dialog stock for $204 and recorded gains of $0 and $204 for the three and nine months ended September 30, 2007. See Notes 3 and 4 to the unaudited condensed financial statements.


Results of Operations

         REVENUES

         For the three and nine months ended September 30, 2007 and 2006, the Company did not generate revenues from operations.

                               CDSI HOLDINGS INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



         EXPENSES

         Expenses associated with corporate activities were $8,713 and $27,355 for the three and nine months ended September 30, 2007, respectively, as compared to $8,349 and $26,329 for the same periods in the prior year. The expenses were primarily associated with costs necessary to maintain a public company.

         OTHER INCOME

         Interest income was $638 and $1,908 for the three and nine months ended September 30, 2007, compared to $882 and $2,728 for the three and nine months ended September 30, 2006. The decrease is due primarily to lower prevailing interest rates and lower cash balances in 2007 versus 2006. On April 10, 2007, the Company sold its remaining 2,800 shares of Dialog stock for $204 and recorded a gain of $204 for the nine months ended September 30, 2007.

         The recovery of unclaimed property relates to refunds receivable for unclaimed property in a state where we previously conducted business. We filed for refunds of approximately $21,700 and in June 2007 were notified that $18,624 of the refund claims had been approved for payment. The amount was received in July 2007. We are continuing to pursue the remaining refunds; however no assurance can be given that we will prevail in receiving such refund claims.

Liquidity and Capital Resources

         At September 30, 2007 the Company had an accumulated deficit of $8,193,551. The Company has reported an operating loss in each of its fiscal quarters since inception and it expects to continue to incur operating losses in the immediate future. The Company has reduced operating expenses and is seeking acquisition and investment opportunities. No assurance can be given that the Company will not continue to incur operating losses.

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

         Cash used for operations for the nine months ended September 30, 2007 and 2006 was $8,235 and $24,251, respectively. The decrease is associated primarily with a lower net loss offset by the timing of payments of accounts payable and accrued liabilities. The Company evaluates its accruals on a quarterly basis and makes adjustments when appropriate.

         Cash provided from investing activities of $204 for the nine months ended September 30, 2007 consisted of gains on the sale of 2,800 shares of Dialog Common Stock. See Notes 3 and 4 to the unaudited condensed financial statements.

                               CDSI HOLDINGS INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)





         The Company does not expect significant capital expenditures during the year ended December 31, 2007.

         At September 30, 2007, the Company had cash and cash equivalents of $53,781. The Company does not currently have any commitments for any additional financing, and there can be no assurance that any such commitments can be obtained. Any additional equity financing may be dilutive to its existing stockholders, and debt financing, if available, may involve pledging some or all of its assets and may contain restrictive covenants with respect to raising future capital and other financial and operational matters.

         Inflation and changing prices had no material impact on revenues or the results of operations for the nine months ended September 30, 2007 and 2006.

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




                                       CDSI HOLDINGS INC.
                                       (Registrant)



Date:    November 14, 2007             By:   /s/ J. Bryant Kirkland III
                                             ----------------------------------
                                             J. Bryant Kirkland III
                                             Vice President, Treasurer
                                             and Chief Financial Officer
                                             (Duly Authorized Officer and
                                             Chief Accounting Officer)