Form 10KSB
period 2007-12-31
CDSI HOLDINGS INC
filed 2008-03-31
CIK 1023994

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year ended December 31, 2007
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
Common Stock, par value $.01 per share
     Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    Yes ☐  No ☒
     Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐
     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☒  No ☐
     The issuer’s revenues for the year ended December 31, 2007 were $0.
     The aggregate market value of the voting stock of the issuer held by non-affiliates of the issuer on March 27, 2008 based on the closing price on such date was $374,900.
     As of March 31, 2008 the issuer had a total of 3,120,000 shares of Common Stock outstanding.
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
THE COMPANY
Overview
     CDSI Holdings Inc. (the “Company”) holds limited amounts of cash and, prior to April 2007, held 2,800 shares of Common Stock of Dialog Group Inc. (“Dialog”, formerly known as IMX Pharmaceuticals Inc.). Prior to February 2000, the Company’s former wholly-owned subsidiary, Controlled Distribution Systems, Inc. (“CDS”), was primarily engaged in marketing and leasing a prepaid, wireless, remote-operated retail inventory control and dispensing system for tobacco products called the Coinexx Star 10. Prior to October 2000, CDS also owned traditional cigarette vending machines and a related vending route. In February 2000, the Company terminated all operations relating to marketing and leasing the Coinexx Star 10 system. On October 5, 2000, CDS completed the sale to Gutlove & Shirvant, Inc. of the assets of its cigarette vending route, including vending machines and a van. Prior to January 2007, Dialog was a provider of relationship marketing communications services, business and consumer targeting databases for the healthcare, financial and other direct-to-customer, direct-to-professional business markets. In January 2007, the Dialog reported that it had completed the sale of substantially all of its operating assets. The Company sold its remaining 2,800 shares in Dialog on April 10, 2007.

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
Company History
     The Company was incorporated in Delaware in December 1993 under the name PC411, Inc. In January 1999, it changed its name to CDSI Holdings Inc. to reflect the change in its principal business. The Company was originally formed to develop an on-line service that transmits name, address, telephone number and other related information digitally to users of personal computers. In May 1998 the Company acquired CDS and, in December 1998, CDS acquired substantially all of the assets of TD Rowe Corporation’s New York cigarette vending route. In November 1998, the Company transferred substantially all of the non-cash assets and certain liabilities used in its on-line data distribution business to ThinkDirectMarketing Inc. (“TDMI”) in exchange for an initial 42.5% interest in that company. The other investors of TDMI included Acxiom Corporation, Cater Barnard plc and TDMI’s management and employees. In January 2002, Dialog acquired all the stock of TDMI that it did not already own. On April 10, 2007, the Company sold its remaining 2,800 shares of Dialog Common Stock for $204.
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
     On November 4, 2002, the holders of Dialog Class B Preferred Stock and Dialog agreed to (i) increase the number of common shares into which the Dialog Class B Preferred Stock was convertible from 1,575,000 to 3,150,000 and (ii) eliminate the annual dividend on the Class B Preferred Stock. As a result, the Class B Preferred Stock held by CDSI became convertible into 330,000 shares of Dialog Common Stock and, on February 7, 2003, CDSI converted its Class B Preferred Shares into 330,000 shares of Dialog Common Stock. The Company sold 50,000 shares of Dialog stock for $4,888 in 2004 and sold its remaining 2,800 shares on April 10, 2007 for $204.
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

Employees
     As of December 31, 2007, the Company had two employees, its President and Chief Executive Officer and its Vice President and Chief Financial Officer, both of whom are also employees of Vector Group Ltd. (“Vector”), its largest stockholder. The Company believes that it has good relations with its employees.
RISK FACTORS
     Accumulated Deficit; History of Losses. At December 31, 2007, the Company had an accumulated deficit of approximately $8.2 million. The Company has reported an operating loss in each of its fiscal quarters since inception and expects to continue to incur operating losses in the immediate future. The Company has reduced operating expenses and is seeking acquisition and investment opportunities. There is a risk that the Company will continue to incur operating losses.
     Limited Resources and No Source of Operating Revenues. At December 31, 2007, the Company had cash and cash equivalents of $50,288 and net working capital of $43,638. Since the sale of CDS’s vending route in October 2000, the Company has had no source of operating revenue. The Company will not achieve any significant revenues until the consummation of an acquisition or investment, if ever. Moreover, there can be no assurance that any acquisition or investment, if achieved, will result in material revenues from its operations or that it will operate on a profitable basis.
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

     Limited Trading Market. Since 1999, the Company’s common stock has been traded on the OTC Bulletin Board of the National Association of Security Dealers, Inc. There is a limited trading market in the Company’s shares and a stockholder could likely find it difficult to sell or to obtain quotations as to prices of the Company’s shares. During 2007, the average daily trading volume of the Company’s Common Stock was approximately 2,547 shares, with 189 days of 251 trading days having no trading activity. No assurances can be given that the Company’s Common Stock will continue to trade on the OTC Bulletin Board or that an orderly trading market will be maintained for the Company’s Common Stock.
     Absence of Full-Time Management Personnel. The Company’s current President and Chief Executive Officer and its Vice President and Chief Financial Officer are executive officers of Vector. Neither of these individuals devotes his full time and attention to the affairs of the Company.
     Concentration of Stock Ownership. Vector beneficially owns approximately 47.8% of the Company’s outstanding Common Stock. As a result, Vector, effectively controls all matters requiring stockholder approval, including the election of directors, the appointment of officers and approval of significant corporate transactions including a merger, an acquisition or a sale of all or substantially all of the Company’s assets. Such concentration of ownership may also have the effect of delaying or preventing a change in control of the Company. In addition, the Company is subject to a State of Delaware statute regulating business combinations, which may also hinder or delay a change of control.
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

	High	Low
2007
Fourth Quarter	$0.250	$0.155
Third Quarter	0.300	0.175
Second Quarter	0.220	0.170
First Quarter	0.250	0.145
2006
Fourth Quarter	$0.150	$0.131
Third Quarter	0.140	0.120
Second Quarter	0.150	0.130
First Quarter	0.180	0.142
     As of March 24, 2008, there were 32 holders of record of the Company’s Common Stock.
     Dividend Policy
     The Company has never declared or paid dividends on its Common Stock and does not expect to pay any dividends in the foreseeable future.
     Recent Sales of Unregistered Securities
     No securities were issued by the Company in 2007.
     Issuer Purchases of Equity Securities
     No securities of the Company were repurchased by the Company during the fourth quarter of 2007.

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
     On January 31, 2002, Dialog acquired all the shares of TDMI it did not already own by exercising an option previously granted by the remaining TDMI stockholders. The Company received convertible preferred stock of Dialog in exchange for its interest in TDMI, and, on February 7, 2003, CDSI converted its Class B Preferred Shares into 330,000 shares of Dialog Common Stock. The Company sold 50,000 shares of Dialog stock (500 shares adjusted for reverse stock split) for $4,888 in 2004. On September 18, 2006, Dialog effected a 1-for-100 reverse stock split. On April 10, 2007, the Company sold its remaining 2,800 shares of Dialog stock for $204 and the Company recorded a gain of $204 from the sale for the year ended December 31, 2007. See Notes 3 and 4 to the financial statements.
Results of Operations
     Revenues
     For the years ended December 31, 2007 and 2006, the Company did not generate revenues from operations.
     Expenses
     Expenses associated with corporate activities were $35,070 and $33,983 for the years ended December 31, 2007 and 2006, respectively. The expenses in both years were primarily associated with costs necessary to maintain a public company, which consist primarily of directors’ fees, auditing fees and stock transfer fees.
     Other Income
     Interest income was $2,501 and $3,535 for the years ended December 31, 2007 and 2006, respectively. The decrease is due primarily to lower cash balances and lower interest rates in 2007 versus 2006.
     The recovery of unclaimed property relates to refunds receivable for unclaimed property in a state where we previously conducted business. We received $21,791 of refund claims in 2007.

Liquidity and Capital Resources
     At December 31, 2007, the Company had an accumulated deficit of $8,197,506. The Company has reported an operating loss in each of its fiscal quarters since inception and it expects to continue to incur operating losses in the immediate future. The Company has reduced operating expenses and is seeking acquisition and investment opportunities. No assurance can be given that the Company will not continue to incur operating losses.
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
     Cash used for operations for the years ended December 31, 2007 and 2006 were $11,728 and $29,848, respectively. The decrease is associated primarily with the receipt of the refunds of unclaimed property in 2007 and the timing of payments of accounts payable and accrued liabilities. The Company evaluates its accruals on a quarterly basis and makes adjustments when appropriate.
     The Company does not expect significant capital expenditures during the year ended December 31, 2008.
     At December 31, 2007, the Company had cash and cash equivalents of $50,288.
     Inflation and changing prices had no material impact on revenues or the results of operations for years ended December 31, 2007.
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

ITEM 7.	FINANCIAL STATEMENTS
     Reference is made to the Financial Statements, the report thereon and notes thereto, commencing on page F-1 to this report.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None

ITEM 8A(T).	CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2007. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2007, such disclosure controls and procedures were effective in ensuring information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Management’s Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. As of December 31, 2007, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation was conducted of the effectiveness of the Company’s internal control over financial reporting based on the framework contained in the report titled “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on that evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007.
This annual report does not include an attestation report of Becher Della Torre Gitto & Company PC, the Company’s independent registered public accounting firm, regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.
(c) Inherent Limitations on Effectiveness of Controls
Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance the objectives of the control system are met. Further, the design of a control system must reflect the fact there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to errors or fraud may occur and not be detected. Our disclosure controls and procedures are designed to provide a reasonable level of assurance that their objectives are achieved.
(d) Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

ITEM 8B.	OTHER INFORMATION
     None.

PART III
MANAGEMENT

ITEM 9.	DIRECTORS AND EXECUTIVE OFFICERS
     Set forth below are the names, ages and positions of the Company’s directors and executive officers as of March 31, 2008.

Name	Age	Position
Richard J. Lampen.	54	President, Chief Executive Officer and Director
J. Bryant Kirkland III	42	Vice President, Chief Financial Officer, Secretary, Treasurer and Director
Robert M. Lundgren.	49	Director
     Richard J. Lampen, age 54, has served as President and Chief Executive Officer of the Company since November 1998 and as a director of the Company since January 1997. Mr. Lampen has also served as Executive Vice President of Vector since July 1996 and as President and Chief Executive Officer of Ladenburg Thalmann Financial Services Inc. since September 2006. From October 1995 to December 2005, Mr. Lampen served as the Executive Vice President and General Counsel of New Valley Corporation, where he also served as a director. From May 1992 to September 1995, Mr. Lampen was a partner at Steel Hector & Davis, a law firm located in Miami, Florida. From January 1991 to April 1992, Mr. Lampen was a Managing Director at Salomon Brothers Inc, an investment bank, and was an employee at Salomon Brothers Inc from 1986 to April 1992. Mr. Lampen is also a director of Ladenburg Thalmann Financial Services. Mr. Lampen has served as a director of a number of other companies, including U.S. Can Corporation, The International Bank of Miami, N.A. and Spec’s Music Inc., as well as a court-appointed independent director of Trump Plaza Funding, Inc. Mr. Lampen received a Bachelor of Arts degree from The Johns Hopkins University in 1975 and received a Juris Doctorate degree in 1978 from Columbia Law School.
     J. Bryant Kirkland III, age 42, has served as the Company’s Vice President, Chief Financial Officer, Secretary and Treasurer since January 1998 and as a director of the Company since November 1998. Mr. Kirkland has served as a Vice President of Vector since 2001 and became Vice President, Treasurer and Chief Financial Officer of Vector on April 1, 2006. From November 1994 to December 2005, Mr. Kirkland served in various financial capacities with New Valley Corporation, the predecessor to New Valley LLC, since November 1994 and from January 1998 to December 2005 as the Vice President, Treasurer and Chief Financial Officer of New Valley Corporation. Mr. Kirkland also served as Chief Financial Officer of Ladenburg Thalmann Financial Services Inc. from June 2001 to October 2002. Mr. Kirkland received a Bachelor of Science in Business Administration from the University of North Carolina in 1987 and a Masters of Business Administration from Barry University in December 2006.
     Robert M. Lundgren, age 49, has served as a director of the Company since January 1997. He also served as Vice President, Chief Financial Officer, Secretary and Treasurer of the Company from January 1997 through January 14, 1998. Mr. Lundgren has served as Director of Finance and Operations of Palmer Trinity School in Miami, Florida since July 2002. Mr. Lundgren was an independent consultant from October 2001 until July 2002. From January 14, 1998 to October 2001, Mr. Lundgren was employed by Solar Cosmetic Labs, Inc. as Chief Financial Officer. From November 1994 through January 14, 1998, Mr. Lundgren was employed by New Valley Corporation where he served as Vice President and Chief Financial Officer from May 1996 to January 14, 1998. From November 1992 through November 1994, Mr. Lundgren worked for Deloitte & Touche as a Senior Manager in the audit practice. Mr. Lundgren has been a certified public accountant since 1981 and holds a Bachelor of Science in Accounting from Wake Forest University.

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
Audit Committee
     The Audit Committee of the Company’s Board of Directors consists of Mr. Lundgren and, prior to March 27, 2008, consisted of Messrs. Lundgren and Henry Morris. The Company’s Board of Directors has determined that Mr. Lundgren is an “audit committee financial expert” and “independent’, and that Mr. Morris was “independent” prior to his resignation on March 27, 2008, as those terms are defined under the applicable Securities and Exchange Commission rules. In determining that Messrs. Lundgren and Morris were “independent”, the Board used the definition of independence in Rule 4200(a)(15) of the NASD’s listing standards.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “SEC”). Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms which they file. Based solely on review of the copies of such forms furnished to the Company, or written representations that no Forms 5 were required, the Company believes that, during and with respect to the fiscal year ended December 31, 2007, all officers and directors complied with applicable Section 16(a) filing requirements.
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
Executive Compensation
     The following table sets forth the combined remuneration paid or accrued by the Company during its last two fiscal years to those persons who were, at December 31, 2007, the Company’s Principal Executive Officer or who were executive officers whose cash compensation exceeded $100,000 (the “named executive officers”).
Summary Compensation Table

							Nonqualified
						Non-Equity	Deferred
					Option	Incentive Plan	Compensation	All Other	Total
Name and		Salary	Bonus	Stock Awards	Awards	Compensation	Earnings	Compensation	Compensation
Principal Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Richard J. Lampen	2007	—	—	—	—	—	—	—	None
President and Chief Executive Officer(1)	2006	—	—	—	—	—	—	—	None

(1)	Richard J. Lampen, who has served as President and Chief Executive Officer of the Company since November 5, 1998, did not receive any salary or other compensation from the Company in 2007 or 2006, other than the normal compensation paid to directors of the Company. See “Compensation of Directors.”
Stock Options
     In order to attract and retain persons necessary for the business of the Company, the Company adopted the 1997 Stock Option Plan (the “Option Plan”) covering up to 750,000 shares, pursuant to which officers, directors and key employees of the Company and consultants to the Company are eligible to receive incentive and/or non-incentive stock options. The Option Plan, which expired on January 29, 2007, was administered by the Board of Directors or the Compensation Committee. The selection of participants, allotment of shares, determination of price and other conditions relating to the grant of options was determined by the Board of Directors or the Compensation Committee. Incentive stock options granted under the Option Plan were exercisable for a period of up to 10 years from the date of grant at an exercise price which is not less than the fair market value of the Common Stock on the date of the grant, except that the term of an incentive stock option granted under the Option Plan to a stockholder owning more than 10% of the outstanding Common Stock could not exceed five years and its exercise price could not be less than 110% of the fair market value of the shares on the date of the grant.
     Under the Option Plan, each director who is not a full-time employee of the Company, immediately upon first taking office, was granted options to purchase 6,000 shares of Common Stock exercisable at the fair market value of such shares on the date of grant. Options for 3,000 shares covered thereby were exercisable immediately and options for 3,000 shares became exercisable on the first anniversary of the date of grant. Subsequently, the Option Plan provided for annual grants of options to purchase 3,000 shares of Common Stock upon reelection as a director of the Company.

	Option Awards					Stock Awards
Equity
Incentive
								Equity	Plan
								Incentive	Awards:
			Equity					Plan	Market or
			Incentive					Awards:	Payout
			Plan					Number of	Value of
			Awards:					Unearned	Unearned
	Number of		Number of			Number	Market	Shares,	Shares,
	Securities	Number of	Securities			of Shares	Value of	Units or	Units or
	Underlying	Securities	Underlying			or Units	Shares or	Other	Other
	Unexercised	Underlying	Unexercised			of Stock	Units of	Rights	Rights
	Options	Options	Unearned	Option	Option	That	Stock That	That Have	That
	(#)	(#)	Options	Exercise	Expiration	Have Not	Have Not	Not Vested	Have Not
Name	Exercisable	Unexercisable	(#)	Price ($)	Date	Vested (#)	Vested ($)	(#)	Vested ($)
Richard J. Lampen	3,000	—	—	$0.44	1/12/09	—	—	—	—
     There were no exercises or grants of options during 2007.
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
     The table below summarizes the compensation paid by the Company to non-employee directors for the fiscal year ended December 31, 2007.

					Changes in
					Pension
	Fees				Value and
	Earned			Non-Equity	Nonqualified
	or Paid	Stock	Option	Incentive Plan	Deferred	All Other
	in Cash	Awards	Awards	Compensation	Compensation	Compensation
Name	($)	($)	($)	($)	Earnings ($)	($)	Total ($)
Richard J. Lampen	$5,000	—	—	—	—	—	$5,000

J. Bryant Kirkland III	$5,000	—	—	—	—	—	$5,000

Robert M. Lundgren	$5,000	—	—	—	—	—	$5,000

Henry Morris	$5,000	—	—	—	—	—	$5,000

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The following table sets forth, as of March 31, 2008, the beneficial ownership of the Company’s Common Stock (the only class of voting securities) by (i) each person known to the Company to own beneficially more than five percent of the Common Stock, (ii) each of the Company’s directors, (iii) each of the Company’s named executive officers (as such term is defined in the Summary Compensation Table above) and (iv) all directors and executive officers as a group. Unless otherwise indicated, each person possesses sole voting and investment power with respect to the shares indicated as beneficially owned, and the business address of each person is 100 S.E. Second Street, Miami, Florida 33131.

	Number of Shares of
Name and Address(1)	Common Stock	Percentage of Ownership
Vector Group Ltd.(2)	1,490,000	47.8%
Jay Gottlieb(3)	309,680	9.9%
27 Misty Brooke Lane
New Fairfield, CT 06812
J. Bryant Kirkland III(4)	9,000	*
Richard J. Lampen(4)	3,000	*
Robert Lundgren(4)	3,000	*
14545 SW 79th Court Miami, FL 33158
All executive officers and directors as a group (3 persons)(4)	15,000	*

*	Less than 1%

(1)	Unless otherwise indicated, each named person has sole voting and investment power with respect to the shares set forth opposite such named person’s name.

(2)	Vector has voting and investment power with regard to such shares. Prior to November 2007, Vector’s subsidiary, New Valley LLC, held such shares. Richard J. Lampen, an executive officer and a director of the Company, and J. Bryant Kirkland III, an executive officer and a director of the Company, serve as Executive Vice President and Vice President, respectively, of Vector. Neither Mr. Kirkland nor Mr. Lampen has investment authority or voting control over the Company’s securities owned by New Valley. The other executive officers of Vector are Bennett S. LeBow, Executive Chairman, Howard M. Lorber, President and Chief Executive Officer and Marc N. Bell, Vice President and General Counsel. The directors of Vector are Messrs. LeBow and Lorber, Henry C. Beinstein, Ronald J. Bernstein, Robert J. Eide, Jeffrey S. Podell and Jean E. Sharpe.

(3)	Based on Schedule 13G filed on August 23, 2006, as amended, by Jay Gottlieb.

(4)	Includes shares subject to options and/or warrants currently exercisable or exercisable within 60 days of the date hereof.

Equity Compensation Plan Information
     The following table summarizes information about the options, warrants and rights and other equity compensation under the Company’s equity plans as of December 31, 2007.

Number of securities remaining
	Number of securities to		available for future issuance
	be issued upon exercise	Weighted-average exercise	under equity compensation
	of outstanding options,	price of outstanding	plans (excluding securities
	warrants and rights	options, warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	128,000	$1.34	—
Equity compensation plans not approved by security holders	—	—	—

Total	128,000	$1.34	—

(1)	Includes options to purchase 128,000 shares of the Company’s Common Stock under the 1997 Stock Option Plan, which were approved by stockholders. For additional information concerning the options, see Note 6 to the Company’s Financial Statements.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     Certain accounting and related finance functions are performed on behalf of the Company by employees of the Company’s principal stockholder, Vector. Expenses incurred relating to these functions are allocated to the Company and paid as incurred to Vector based on management’s best estimate of the cost involved. The amounts allocated were immaterial for all periods presented herein.

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
     The Audit Committee reviews and approves audit and permissible non-audit services performed by Becher Della Torre Gitto & Company PC, as well as the fees charged for such services. In its review of non-audit service fees and its appointment of Becher Della Torre Gitto & Company PC as the Company’s independent accountants, the Audit Committee considered whether the provision of such services is compatible with maintaining Becher Della Torre Gitto & Company PC’s independence. All of the services provided and fees charged by Becher Della Torre Gitto & Company PC in 2007 and 2006 were pre-approved by the Audit Committee.
     Audit Fees. The aggregate fees billed by Becher Della Torre Gitto & Company PC for professional services for the audit of the annual financial statements of the Company for 2007 and the review of the financial statements included in the Company’s quarterly reports on Form 10-QSB for the quarters ended March 31, 2007, June 30, 2007 and September 30, 2007 was $10,500. The aggregate fees billed by Becher Della Torre Gitto & Company PC for professional services for the audit of the annual financial statements of the Company for 2006 and the review of the financial statements included in the Company’s quarterly reports on Form 10-QSB for the quarters ended March 31, 2006, June 30, 2006 and September 30, 2006 was $9,328.
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

SIGNATURES
     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on March 31, 2008, on its behalf by the undersigned, thereunto duly authorized.

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
     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on March 31, 2008.

Signature	Title

/s/ Richard J. Lampen	Director, President and
Richard J. Lampen	Chief Executive Officer

/s/ J. Bryant Kirkland III	Director, Vice President, Treasurer and
J. Bryant Kirkland III	Chief Financial Officer (principal accounting and financial officer)

/s/ Robert Lundgren	Director
Robert Lundgren

CDSI HOLDINGS INC.
Financial Statements
December 31, 2007 and 2006
(With Report of Independent Registered Public Accounting Firm Thereon)

CDSI HOLDINGS INC.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of
CDSI Holdings Inc.:
We have audited the accompanying balance sheet of CDSI Holdings Inc. (the “Company”) as of December 31, 2007, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the CDSI Holdings, Inc. as of December 31, 2007, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United State of America.
/s/ Becher Della Torre Gitto & Company PC
Becher Della Torre Gitto & Company PC
Ridgewood, NJ
     March 27, 2008

CDSI HOLDINGS INC.
Balance Sheet

December 31,
2007
Assets

Current assets:
Cash and cash equivalents	$50,288

Investment securities available for sale
Total assets	$50,288

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$6,650

Total current liabilities	6,650

Commitments and contingencies	—

Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 5,000,000 shares; no shares issued and outstanding	—
Common stock, $.01 par value. Authorized 25,000,000 shares; 3,120,000 shares issued and outstanding	31,200
Additional paid-in capital	8,209,944
Accumulated deficit	(8,197,506)
Accumulated other comprehensive income	—

Total stockholders’ equity	43,638

Total liabilities and stockholders’ equity	$50,288

See accompanying notes to financial statements.

CDSI HOLDINGS INC.
Statements of Operations

	Years Ended December 31,
	2007	2006
Revenues	$—	$—

Cost and expenses:
General and administrative	35,070	33,983

	35,070	33,983

Operating loss	(35,070)	(33,983)

Other income:
Gain on sale of Dialog common stock	204	—
Recovery of unclaimed property	21,791	—
Interest income	2,501	3,535
	24,292	3,535

Net loss	$(10,574)	$(30,448)

Net loss per share (basic and diluted)	$(0.00)	$(0.01)

Shares used in computing net loss
Per share	3,120,000	3,120,000

See accompanying notes to financial statements.

CDSI HOLDINGS INC.
Statements of Stockholders’ Equity

					Accumulated
			Additional		Other	Total
	Common stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity

Balance at January 1, 2006	3,120,000	$31,200	$8,209,944	$(8,156,484)	$1,820	$86,480

Net loss	—	—	—	(30,448)	—	(30,448)

Net realized gains reclassified into net income	—	—	—	—	—	—

Change in unrealized loss on investment securities	—	—	—	—	(1,596)	(1,596)

Total comprehensive loss	—	—	—	—	—	(32,044)

Balance at January 1, 2007	3,120,000	$31,200	$8,209,944	$(8,186,932)	$224	$54,436

Net loss	—	—	—	(10,574)	—	(10,574)

Net realized gains reclassified into net income	—	—	—	—	(204)	(204)
Change in unrealized gain on investment securities	—	—	—	—	(20)	(20)

Net change in unrealized gains on investment securities						(224)

Total comprehensive loss	—	—	—	—	—	(10,798)

Balance at December 31, 2007	3,120,000	$31,200	$8,209,944	$(8,197,506)	$—	$43,638

See accompanying notes to financial statements.

CDSI HOLDINGS INC.
Statements of Cash Flows

	Years Ended December 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(10,574)	$(30,448)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Gain on investment securities	(204)	—
Accounts payable and accrued expenses	(950)	600

Net cash used in operating activities	(11,728)	(29,848)

Net cash flows provided from investing activities:
Sale of investment securities	204	—

Net cash flows provided from investing activities	204	—

Net cash flows provided from financing activities	—	—

Net decrease in cash	(11,524)	(29,848)

Cash and cash equivalents beginning of period	61,812	91,660

Cash and cash equivalents at end of period	$50,288	$61,812

Supplemental cash flow information:
Cash paid during year for:
Interest	—	—
Income taxes	—	—
See accompanying notes to financial statements.

CDSI HOLDINGS INC.
Notes to Financial Statements
(1)	Business and Organization

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

At December 31, 2007, the Company had an accumulated deficit of approximately $8,197,506. The Company has reported an operating loss in each of its fiscal quarters since inception and it expects to continue to incur operating losses in the immediate future. The Company has reduced operating expenses and is seeking acquisition and investment opportunities. There is a risk the Company will continue to incur operating losses.

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

CDSI HOLDINGS INC.
Notes to Financial Statements — Continued
Investment Securities Available for Sale

Prior to April 10, 2007, the Company owned 2,800 shares of Dialog Group Inc. (“Dialog”) Common Stock and classified its investment in Dialog as “Investment Securities Available for Sale” as of December 31, 2006. The Dialog Common Stock was carried at fair value, based on the last trade prior to December 31, 2006, and net unrealized gains were included as a component of stockholders’ equity. The Company sold 50,000 shares of Dialog stock in 2004 for a net gain of $4,888 and 2,800 shares of Dialog sock in 2007 for a net gain of $204. Realized gains and losses are included in other income. See Notes 3 and 4.

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

Computation of Basic and Diluted Net Loss per Share

Basic net loss per share of Common Stock has been computed by dividing the net loss applicable to common shareholders by the weighted average number of shares of common stock outstanding during the year. Diluted loss per share is computed by dividing net loss applicable to common shareholders by the weighted average number of common shares outstanding, increased by the assumed conversion of other potentially dilutive securities during the period. Stock options and warrants totaling 128,000 and 653,333 shares at December 31, 2007 and 2006, respectively, were excluded from the calculation of diluted per share results presented because their effect was anti-dilutive. Accordingly, diluted net loss per common share is the same as basic net loss per common share.

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

On November 4, 2002, the holders of Dialog Class B Preferred Stock and Dialog agreed to (i) increase the number of common shares into which the Dialog Class B Preferred Stock was convertible from 1,575,000 to 3,150,000 and (ii) eliminate the annual dividend on the Class B Preferred Stock. As a result, the Class B Preferred Stock held by CDSI became convertible into 330,000 shares of Dialog Common Stock and, on February 7, 2003, CDSI converted its preferred shares into 330,000 shares of Dialog Common Stock. The Company sold 50,000 shares (500 shares adjusted for reverse stock split) of Dialog stock for $4,888 in the third quarter of 2004. See Note 4. On September 18, 2006, Dialog effected a 1-for-100 reverse stock split. On April 10, 2007, the Company sold its remaining 2,800 shares of Dialog stock for $204 and the Company recorded a gain of $204 from the sale for the year ended December 31, 2007.

CDSI HOLDINGS INC.
Notes to Financial Statements — Continued
(4)	Investment Securities Available for Sale

In accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, the Company classified its 2,800 shares of Dialog Common Stock as “Investment Securities Available for Sale” as of December 31, 2006. The Dialog Common Stock was carried at fair value, based on the last trade prior to December 31, 2006 and net unrealized gains were included as a component of stockholders’ equity. On April 10, 2007, the Company sold its remaining 2,800 shares of Dialog stock for $204 and the Company recorded a gain of $204 from the sale for the year ended December 31, 2007. See Note 3.

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

The Company granted equity compensation under its 1997 Stock Option Plan (“the 1997 Plan”), which expired on January 29, 2007 and provided for the grant of options to purchase the Company’s stock to the employees and directors of the Company. The term of the options granted under the 1997 Plan was limited to 10 years from the date of grant.

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

CDSI HOLDINGS INC.
Notes to Financial Statements — Continued
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

There were no option grants in the years ended December 31, 2007 and 2006. If options had been granted, the assumptions used in computing fair value under the Black-Scholes option pricing model would have been based on the expected option life considering both the contractual term of the option and expected employee exercise behavior, the interest rate associated with U.S. Treasury issues with a remaining term equal to the expected option life and the expected volatility of the Company’s common stock over the expected term of the option.

Approximately 25,333 options to acquire shares of Common Stock expired in 2007. In addition to the options issued to employees, the Company had granted New Valley LLC, a wholly-owned subsidiary of Vector, options to acquire 500,000 shares of Common Stock at $5.75 per share, which fully vested upon the completion of the Company’s initial public offering in May 1997. These options expired in March 2007.

A summary of the Company’s stock option activity during the years ended December 31, 2006 and 2007, respectively, are as follows:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Shares	Price	(in years)	Value(1)
Outstanding at January 1, 2006	153,333	$2.03	2.2	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—

Outstanding at December 31, 2006	153,333	$2.03	1.2	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	(25,333)	5.50

Outstanding at December 31, 2007	128,000	$1.34	0.35	$—

Exercisable at December 31, 2007	128,000			$—

Options vested during period	—			$—

(1)	The aggregate intrinsic value represents the amount by which the fair value of the underlying common stock ($0.19 and $0.14 at December 31, 2007 and 2006, respectively) exceeds the option exercise price.
(7)	Preferred Stock

The Company has the authority to issue 5,000,000 shares of Preferred Stock, which may be issued from time to time in one or more series.

CDSI HOLDINGS INC.
Notes to Financial Statements — Continued
(8)	Income Taxes

During the years ended December 31, 2007 and 2006, the Company had no income and therefore made no provision for Federal and state income taxes.

At December 31, 2007 and 2006, the Company had approximately $6,995,000 and $6,980,000, respectively, of net operating loss carryforwards for federal and state tax reporting purposes available to offset future taxable income, if any; such carryforwards expire between 2009 and 2027 (federal) and 2006 and 2027 (state). Deferred tax assets and liabilities principally relate to net operating loss carryforwards and aggregate approximately $2,490,000 before valuation allowance. In assessing the realizability of the net deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. As of December 31, 2007, the Company has provided a full valuation allowance against net deferred tax assets due to the Company’s uncertainty of future taxable income against which the deferred tax asset may be utilized. Accordingly, no deferred tax asset has been recorded on the accompanying balance sheet.

(9)	Contingencies

As of December 31, 2007, the Company was not authorized to transact business in any state other than Delaware, which is its state of incorporation. The Company received an inquiry from the Florida Department of State (the “FDS”) inquiring whether the Company should have registered with the FDS in previous years, beginning in 1998. In March 2006, the Company responded to the inquiry and stated it believes its activities in previous years did not meet the requirements for such registration; however, no assurance can be provided that the Company’s position will be accepted by the FDS. The Company is unable to quantify the amount of any registration fees and other costs attributable to any failure to register and has not accrued any amounts in its financial statements related to such inquiry.

The Company received refunds of approximately $21,791 in 2007 for unclaimed property in a state the Company previously conducted business.