Form 10QSB
period 2008-03-31
CDSI HOLDINGS INC
filed 2008-05-15
CIK 1023994

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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

     AS OF MAY 15, 2008, THERE WERE OUTSTANDING 3,120,000 SHARES OF THE ISSUER'S COMMON STOCK, $.01 PAR VALUE.

================================================================================

                               CDSI HOLDINGS INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION
Item 1.     Condensed Financial Statements (Unaudited):
            Condensed Balance Sheets as of March 31, 2008 and
               December 31, 2007.........................................     3
            Condensed Statements of Operations for the three months
               ended March 31, 2008 and 2007.............................     4
            Condensed Statements of Cash Flows for the three months
               ended March 31, 2008 and 2007.............................     5
            Notes to Condensed Quarterly Financial Statements............     6
Item 2.     Management's Discussion and Analysis of Financial Condition
               and Results of Operations.................................    11
Item 3.     Controls and Procedures......................................    15
PART II. OTHER INFORMATION
Item 1.     Legal Proceedings............................................    16
Item 6.     Exhibits.....................................................    16
SIGNATURE................................................................    17

                               CDSI HOLDINGS INC.

                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                                               March 31,    December 31,
                                                                  2008          2007
                                                              -----------   ------------
                                     ASSETS:
Current assets:
   Cash and cash equivalents...............................   $    44,574    $   50,288
                                                              -----------    ----------
      Total assets.........................................   $    44,574    $   50,288
                                                              ===========    ==========
                      LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
   Accounts payable and accrued expenses...................   $    12,786    $    6,650
                                                              -----------    ----------
      Total current liabilities............................        12,786         6,650
                                                              -----------    ----------
Commitments and contingencies..............................            --            --
Stockholders' equity:
   Preferred stock, $.01 par value.  Authorized 5,000,000
      shares; no shares issued and outstanding.............            --            --
   Common stock, $.01 par value.  Authorized 25,000,000
      shares; 3,120,000 shares issued and outstanding......        31,200        31,200
   Additional paid-in capital..............................     8,209,944     8,209,944
   Accumulated deficit.....................................    (8,209,356)   (8,197,506)
                                                              -----------    ----------
      Total stockholders' equity...........................        31,788        43,638
                                                              -----------    ----------
      Total liabilities and stockholders' equity...........   $    44,574    $   50,288
                                                              ===========    ==========

            See accompanying Notes to Condensed Financial Statements

                               CDSI HOLDINGS INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                Three Months Ended March 31,
                                                ----------------------------
                                                    2008            2007
                                                ------------    ------------
Revenues.....................................     $       --     $       --
Expenses:
   General and administrative................         12,109          9,951
                                                  ----------     ----------
                                                      12,109          9,951
                                                  ----------     ----------
Operating loss...............................        (12,109)        (9,951)
                                                  ----------     ----------
   Interest income...........................            259            712
                                                  ----------     ----------
Net loss.....................................     $  (11,850)    $   (9,239)
                                                  ==========     ==========
Net loss per share (basic and diluted).......     $    (0.00)    $    (0.00)
                                                  ==========     ==========
Shares used in computing net loss per share..      3,120,000      3,120,000
                                                  ==========     ==========

            See accompanying Notes to Condensed Financial Statements

                               CDSI HOLDINGS INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                          Three Months Ended March 31,
                                                          ----------------------------
                                                              2008            2007
                                                          ------------   -------------
Cash flows from operating activities:
   Net loss............................................     $(11,850)      $ (9,239)
   Increase in accounts payable and accrued expenses...        6,136          3,378
                                                            --------       --------
Net cash used in operating activities..................       (5,714)        (5,861)
                                                            --------       --------
Net cash from investing activities.....................           --             --
                                                            --------       --------
Net cash from financing activities.....................           --             --
                                                            --------       --------
Net decrease in cash and cash equivalents..............      (5,714)         (5,861)
Cash and cash equivalents at beginning of period.......       50,288         61,812
                                                            --------       --------
Cash and cash equivalents at end of period.............     $ 44,574       $ 55,951
                                                            ========       ========

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

     At March 31, 2008, the Company had an accumulated deficit of approximately $8,209,356. The Company has reported an operating loss in each of its fiscal quarters since inception and it expects to continue to incur operating losses in the immediate future. The Company has reduced operating expenses and is seeking acquisition and investment opportunities. There is a risk the Company will continue to incur operating losses.

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

(2)  PRINCIPLES OF REPORTING

     The condensed financial statements of the Company as of March 31, 2008 presented herein have been prepared by the Company and are unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2008 and the results of operations and cash flows for all periods presented have been made. Results for the interim periods are not necessarily indicative of the results for the entire year.

     These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2007 included in the Company's Form 10-KSB, filed with the Securities and Exchange Commission (Commission File No. 0001-22563).

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

     Stock options and warrants (both vested and non-vested) totaling 18,000 shares at March 31, 2008 and 153,333 shares at March 31, 2007 were excluded from the calculation of diluted per share results presented because their effect was anti-dilutive. Accordingly, diluted net loss per common share is the same as basic net loss per common share.

                               CDSI HOLDINGS INC.

                                   (UNAUDITED)

(5)  COMPREHENSIVE LOSS

     Comprehensive loss of the Company includes net loss and changes in the value of investment securities available for sale that have not been included in net loss. Comprehensive loss applicable to Common Shares for the three months ended March 31, 2008 and 2007 is as follows:

                                 THREE MONTHS ENDED   THREE MONTHS ENDED
                                   MARCH 31, 2008       MARCH 31, 2007
                                 ------------------   ------------------
Net loss .....................        $(11,850)            $(9,239)
Change in unrealized gain
   on investment securities ..              --                 (56)
                                      --------             -------
Total comprehensive loss .....        $(11,850)            $(9,295)
                                      ========             =======

                               CDSI HOLDINGS INC.

                                   (UNAUDITED)

(6)  CONTINGENCIES

     As of March 31, 2008, the Company was not authorized to transact business in any state other than Delaware, which is its state of incorporation. The Company received an inquiry from the Florida Department of State (the "FDS") inquiring whether the Company should have registered with the FDS in previous years, beginning in 1998. In March 2006, the Company responded to the inquiry and stated it believes its activities in previous years did not meet the requirements for such registration; however, no assurance can be provided that the Company's position will be accepted by the FDS. The Company is unable to quantify the amount of any registration fees and other costs attributable to any failure to register and has not accrued any amounts in its condensed financial statements related to such inquiry.

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

RESULTS OF OPERATIONS

     REVENUES

     For the three months ended March 31, 2008 and 2007, the Company did not generate revenues from operations.

                               CDSI HOLDINGS INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     EXPENSES

     Expenses associated with corporate activities were $12,109 for the three months ended March 31, 2008, as compared to $9,951 for the same period in the prior year. The amounts were primarily due to the costs necessary to maintain a public company, which consist primarily of directors' fees, accounting fees, and stock transfer fees.

     OTHER INCOME

     Interest income was $259 for the three months ended March 31, 2008, compared to $712 for the three months ended March 31, 2007. The decrease is due primarily to lower cash balances and lower interest rates in 2008 versus 2007.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2008, the Company had an accumulated deficit of approximately $8,209,356. The Company has reported an operating loss in each of its fiscal quarters since inception and it expects to continue to incur operating losses in the immediate future. The Company has reduced operating expenses and is seeking acquisition and investment opportunities. No assurance can be given that the Company will not continue to incur operating losses.

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

     Cash used for operations for the three months ended March 31, 2008 and 2007 was $5,714 and $5,861, respectively. The decrease is associated primarily with the timing of payments of accounts payable and accrued liabilities offset by an increased net loss. The Company evaluates its accruals on a quarterly basis and makes adjustments when appropriate.

     The Company does not expect significant capital expenditures during the year ended December 31, 2008.

     At March 31, 2008, the Company had cash and cash equivalents of $44,574. The Company does not currently have any commitments for any additional financing, and there can be no assurance that any such commitments can be obtained. Any additional equity financing may be dilutive to its existing stockholders, and debt financing, if available, may involve pledging some or all of its assets and may contain restrictive covenants with respect to raising future capital and other financial and operational matters.

     Inflation and changing prices had no material impact on revenues or the results of operations for the periods ended March 31, 2008 and 2007.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     The Company and its representatives may from time to time make oral or written "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), including any statements that may be contained in the foregoing "Management's Discussion and Analysis of Financial Condition and Results of Operations", in this report and in other filings with the Securities and Exchange Commission and in its reports to stockholders, which represent the Company's expectations or beliefs with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties and, in connection with the "safe-harbor" provisions of the Reform Act, the Company has identified under "Risk Factors" in Item 1 of the Company's Form 10-KSB for the year ended December 31, 2007 filed with the Securities and Exchange Commission and in this section important factors that could cause actual results to differ materially from those contained in any forward-looking statements made by or on behalf of the Company.

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

ITEM 3. CONTROLS AND PROCEDURES

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, and, based on their evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective.

     There were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                               CDSI HOLDINGS INC.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     Reference is made to Note 6 to our unaudited condensed financial statements.

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

                                        CDSI HOLDINGS INC.
                                        (Registrant)


Date: May 15, 2008                      By: /s/ J. Bryant Kirkland III
                                            ------------------------------------
                                            J. Bryant Kirkland III
                                            Vice President, Treasurer
                                            and Chief Financial Officer
                                            (Duly Authorized Officer and
                                            Chief Accounting Officer)