Form 10-Q
period 2008-06-30
CDSI HOLDINGS INC
filed 2008-08-14
CIK 1023994

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE EXCHANGE ACT DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR
THE PAST 90 DAYS.                                        YES  [X]   NO [ ]


INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A LARGE ACCELERATED FILER, AN ACCELERATED FILER, A NON-ACCELERATED FILER OR A SMALLER REPORTING COMPANY. SEE DEFINITION OF "LARGE ACCELERATED FILER", "ACCELERATED FILER" AND "SMALLER REPORTING COMPANY" IN RULE 12B-2 OF THE EXCHANGE ACT.

[ ] LARGE ACCELERATED FILE                       [ ] ACCELERATED FILER

[ ] NON-ACCELERATED FILER                        [X] SMALLER REPORTING COMPANY

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN
RULE 12B-2 OF THE EXCHANGE ACT).                          YES  [X]   NO [ ]

     AS OF AUGUST 14, 2008, THERE WERE OUTSTANDING 3,120,000 SHARES OF THE ISSUER'S COMMON STOCK, $.01 PAR VALUE.


===============================================================================

                               CDSI HOLDINGS INC.
                          QUARTERLY REPORT ON FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008


                                TABLE OF CONTENTS



                                                                                          Page
                                                                                          ----

PART I. FINANCIAL INFORMATION




Item 1.             Condensed Financial Statements (Unaudited):

                    Condensed Balance Sheets as of June 30, 2008
                        and December 31, 2007.........................................     2

                    Condensed Statements of Operations for the
                        three months and six months ended June 30, 2008 and
                        2007..........................................................     3

                    Condensed Statements of Cash Flows for the
                        six months ended June 30, 2008 and 2007.......................     4

                    Notes to the Condensed Quarterly Financial
                        Statements....................................................     5

Item 2.             Management's Discussion and Analysis of Financial
                        Condition and Results of Operations...........................     8

Item 4.             Controls and Procedures...........................................    11


PART II. OTHER INFORMATION


Item 1.             Legal Proceedings.................................................    12

Item 2.             Unregistered  sales of equity securities and use of proceeds......    12

Item 6.             Exhibits  ........................................................    12

SIGNATURE.............................................................................    13

                               CDSI HOLDINGS INC.

                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)



                                                                       June 30,         December 31,
                                                                    --------------    ---------------
                                                                         2008               2007
                                                                    --------------    --------------
                                ASSETS:


Current assets:


    Cash and cash equivalents ...................................   $       29,338    $       50,288
                                                                    --------------    --------------

         Total assets ...........................................   $       29,338    $       50,288
                                                                    ==============    ==============

                 LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:

    Accounts payable and accrued expenses .......................   $        5,251    $        6,650
                                                                    --------------    --------------

         Total current liabilities ..............................            5,251             6,650
                                                                    --------------    --------------

Commitments and contingencies ...................................               --                --

Stockholders' equity:

    Preferred stock, $.01 par value.  Authorized 5,000,000
       shares; no shares issued and outstanding .................               --                --
    Common stock, $.01 par value.  Authorized 25,000,000
       shares; 3,120,000 shares issued and outstanding ..........           31,200            31,200
    Additional paid-in capital ..................................        8,209,944         8,209,944
    Accumulated deficit .........................................       (8,217,057)       (8,197,506)
    Accumulated other comprehensive income ......................               --                --
                                                                    --------------    --------------


         Total stockholders' equity .............................           24,087            43,638
                                                                    --------------    --------------

         Total liabilities and stockholders' equity .............   $       29,338    $       50,288
                                                                    ==============    ==============



            See accompanying Notes to Condensed Financial Statements

                               CDSI HOLDINGS INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                 Three Months Ended             Six Months Ended
                                                             --------------------------    --------------------------
                                                              June 30,        June 30,       June 30,        June 30,
                                                                2008           2007           2008            2007
                                                             -----------    -----------    -----------    -----------

Revenues .................................................   $        --    $        --    $        --    $        --

Cost and expenses:

     General and administrative ..........................         7,805          8,691         19,915         18,642
                                                             -----------    -----------    -----------    -----------
                                                                   7,805          8,691         19,915         18,642
                                                             -----------    -----------    -----------    -----------

Operating loss ...........................................        (7,805)        (8,691)       (19,915)       (18,642)
                                                             -----------    -----------    -----------    -----------

     Other income:
     Gain on sale of Dialog common stock .................            --            204             --            204
     Recovery of unclaimed property ......................            --         18,624             --         18,624
     Interest income .....................................           105            558            364          1,270
                                                             -----------    -----------    -----------    -----------
     Total other income ..................................           105         19,386            364         20,098
                                                             -----------    -----------    -----------    -----------

Net (loss) income ........................................   $    (7,700)   $    10,695    $   (19,551)   $     1,456
                                                             ===========    ===========    ===========    ===========

Net (loss) income per share (basic and diluted) ..........   $     (0.00)   $      0.00    $     (0.01)   $      0.00
                                                             ===========    ===========    ===========    ===========

Shares used in computing net (loss) income per share .....     3,120,000      3,120,000      3,120,000      3,120,000
                                                             ===========    ===========    ===========    ===========






            See accompanying Notes to Condensed Financial Statements

                               CDSI HOLDINGS INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                        Six Months Ended
                                                                                    ------------------------
                                                                                     June 30,      June 30,
                                                                                       2008          2007
                                                                                    ----------    ----------
Cash flows from operating activities:

   Net (loss) income ............................................................   $  (19,551)   $    1,456


   Adjustments to reconcile net (loss) income to net cash used in operations:
   Gain on sale of Dialog common stock ..........................................           --          (204)
   Changes in assets and liabilities:
   Increase in unclaimed property receivable ....................................           --       (18,624)
   Decrease in accounts payable and accrued expenses ............................       (1,399)       (2,875)
                                                                                    ----------    ----------

Net cash used in operating activities ...........................................      (20,950)      (20,247)
                                                                                    ----------    ----------

Net cash flows provided from investing activities:
Sale of investment securities ...................................................           --           204
                                                                                    ----------    ----------
Net cash from investing activities ..............................................           --           204
                                                                                    ----------    ----------

Net cash from financing activities ..............................................           --            --
                                                                                    ----------    ----------

Net decrease in cash and cash equivalents .......................................      (20,950)      (20,043)
Cash and cash equivalents at beginning of period ................................       50,288        61,812
                                                                                    ----------    ----------

Cash and cash equivalents at end of period ......................................   $   29,338    $   41,769
                                                                                    ==========    ==========




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

       At June 30, 2008, the Company had an accumulated deficit of approximately $8,217,057. The Company has reported an operating loss in each of its fiscal quarters since inception and it expects to continue to incur operating losses in the immediate future. The Company has reduced operating expenses and is seeking acquisition and investment opportunities. There is a risk the Company will continue to incur operating losses.

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


 (2)   PRINCIPLES OF REPORTING


       The condensed financial statements of the Company as of June 30, 2008 presented herein have been prepared by the Company and are unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2008 and the results of operations and cash flows for all periods presented have been made. Results for the interim periods are not necessarily indicative of the results for the entire year.

       These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2007 included in the Company's Form 10-KSB, filed with the Securities and Exchange Commission (Commission File No. 0001-22563).

                               CDSI HOLDINGS INC.

              NOTES TO CONDENSED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)



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

       Stock options and warrants (both vested and non-vested) totaling 18,000 shares at June 30, 2008 and 153,333 shares at June 30, 2007 were excluded from the calculation of diluted per share results presented because their effect was anti-dilutive. Accordingly, diluted net loss per common share is the same as basic net loss per common share.

                               CDSI HOLDINGS INC.

                                   (UNAUDITED)


(5)    COMPREHENSIVE (LOSS) INCOME

       Comprehensive (loss) income of the Company includes net (loss) income and changes in the value of investment securities available for sale that have not been included in net (loss) income. Comprehensive (loss) income applicable to common shares for the three and six months ended June 30, 2008 and 2007 is as follows:

                                               THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                               ---------------------------    --------------------------
                                                  2008            2007           2008           2007
                                               -----------    ------------    -----------    -----------

      Net (loss) income ....................    $   (7,700)   $    10,695    $   (19,551)   $     1,456

      Net unrealized gains on investment
         securities available for sale:

      Change in unrealized gains ...........            --             36             --            (20)
      Net unrealized gains reclassified
         into net (loss) income, net .......            --           (204)            --           (204)
                                               -----------    -----------    -----------    -----------
      Net change in unrealized gain
         on investment securities ..........            --           (168)            --           (224)
                                               -----------    -----------    -----------    -----------

         Comprehensive (loss) income .......   $    (7,700)   $    10,527    $   (19,551)   $     1,232
                                               ===========    ===========    ===========    ===========




(6)    CONTINGENCIES

       As of June 30, 2008, the Company was not authorized to transact business in any state other than Delaware, which is its state of incorporation. The Company received an inquiry from the Florida Department of State (the "FDS") inquiring whether the Company should have registered with the FDS in previous years, beginning in 1998. In March 2006, the Company responded to the inquiry and stated it believes its activities in previous years did not meet the requirements for such registration; however, no assurance can be provided that the Company's position will be accepted by the FDS. The Company is unable to quantify the amount of any registration fees and other costs attributable to any failure to register and has not accrued any amounts in its condensed financial statements related to such inquiry.

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


RESULTS OF OPERATIONS

         REVENUES

         For the three and six months ended June 30, 2008 and 2007 the Company did not generate revenues from operations.

         EXPENSES

         Expenses associated with corporate activities were $7,805 and $19,915 for the three and six months ended June 30, 2008, respectively, as compared to $8,691 and $18,642 for the same periods in the prior year. The expenses were primarily associated with costs necessary to maintain a public company, which consist primarily of directors' fees, accounting fees, and stock transfer fees. The increase in the six month period was primarily associated with the costs associated with testing management's internal control over financial reporting in the 2008 period offset by lower director's fees. The decrease in the three month period was primarily due to lower director's fees in 2008 compared to 2007.

         OTHER INCOME

         Interest income was $105 and $364 for the three and six months ended June 30, 2008, compared to $558 and $1,270 for the three and six months ended June 30, 2007. The decrease is due primarily to lower cash balances and lower interest rates in 2008 versus 2007.

         We recorded a $204 gain from the disposal of our remaining 2,800 shares of Dialog stock for the three and six months ended June 30, 2007.

         The recovery of unclaimed property for the three and six months ended June 30, 2007 relates to refunds receivable for unclaimed property in a state where we previously conducted business. In January 2007, we filed for refunds of approximately $21,700 and in June 2007 were notified that $18,624 of the refund claims had been approved for payment. The amount was received in July 2007. All claims were accepted as an additional $3,167 was received in the fourth quarter of 2007.

                               CDSI HOLDINGS INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)



LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2008, the Company had an accumulated deficit of approximately $8,217,057. The Company has reported an operating loss in each of its fiscal quarters since inception and it expects to continue to incur operating losses in the immediate future. The Company has reduced operating expenses and is seeking acquisition and investment opportunities. No assurance can be given that the Company will not continue to incur operating losses.

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

         Cash used for operations for the six months ended June 30, 2008 and 2007 was $20,950 and $20,247, respectively. The increase is associated primarily with increased expenses and lower interest income. The Company evaluates its accruals on a quarterly basis and makes adjustments when appropriate.

         Cash provided from investing activities of $204 for the six months ended June 30, 2007 consisted of gains on the sale of 2,800 shares of Dialog Common Stock.

          The Company does not expect significant capital expenditures during the year ended December 31, 2008.

         At June 30, 2008, the Company had cash and cash equivalents of $29,338. The Company does not currently have any commitments for any additional financing, and there can be no assurance that any such commitments can be obtained. Any additional equity financing may be dilutive to its existing stockholders, and debt financing, if available, may involve pledging some or all of its assets and may contain restrictive covenants with respect to raising future capital and other financial and operational matters.

         Inflation and changing prices had no material impact on revenues or the results of operations for the periods ended June 30, 2008 and 2007.

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

                               CDSI HOLDINGS INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


         Management is currently evaluating alternatives to supplement the Company's present cash and cash equivalents to meet its liquidity requirements over the next twelve months. Such alternatives include seeking additional investors and/or lenders and may include an investment or loan from Vector Group Ltd., our principal stockholder. Although there can be no assurance, the Company believes that it will be able to continue as a going concern for the next twelve months.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds


         No securities of ours which were not registered under the Securities
              Act of 1933 have been issued or sold by us during the three months ended June 30, 2008.

         No securities of ours were repurchased by us or our affiliated purchasers during the three months ended June 30, 2008.

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




                                     CDSI HOLDINGS INC.
                                     (Registrant)



Date: August 14, 2008                By: /s/ J. Bryant Kirkland III
                                         ---------------------------------------
                                         J. Bryant Kirkland III
                                         Vice President, Treasurer
                                         and Chief Financial Officer
                                         (Duly Authorized Officer and
                                         Chief Accounting Officer)