Form 10-Q
period 2008-09-30
CDSI HOLDINGS INC
filed 2008-11-14
CIK 1023994

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

                        COMMISSION FILE NUMBER 0001-22563

                               CDSI HOLDINGS INC.
             (Exact name of Registrant as specified in its charter)


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

                                 (305) 579-8000
              (Registrant's telephone number, including area code)

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

         [ ]   LARGE ACCELERATED FILER        [ ]    ACCELERATED FILER
         [ ]   NON-ACCELERATED FILER          [X]    SMALLER REPORTING COMPANY

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT). YES [X] NO [ ]

AS OF NOVEMBER 14, 2008, THERE WERE OUTSTANDING 3,120,000 SHARES OF THE ISSUER'S COMMON STOCK, $.01 PAR VALUE.

================================================================================

                               CDSI HOLDINGS INC.
                          QUARTERLY REPORT ON FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008


                                TABLE OF CONTENTS



                                                                                               Page
PART I. FINANCIAL INFORMATION


  Item 1.             Condensed Financial Statements (Unaudited):

                      Condensed Balance Sheets as of September 30,
                        2008 and December 31, 2007......................................          2

                      Condensed Statements of Operations for the
                        three months and nine months ended September 30,
                        2008 and 2007...................................................          3

                      Condensed Statements of Cash Flows for the
                        nine months ended September 30, 2008 and 2007...................          4

                      Notes to the Condensed Quarterly Financial Statements.............          5

  Item 2.             Management's Discussion and Analysis of Financial
                        Condition and Results of Operations.............................          8

  Item 4T.            Controls and Procedures...........................................         11


PART  II. OTHER INFORMATION

  Item 1.             Legal Proceedings.................................................         12
  Item 2.             Unregistered  sales of equity securities and use of proceeds......         12
  Item 6.             Exhibits..........................................................         12

SIGNATURE...............................................................................         13

                               CDSI HOLDINGS INC.

                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)



                                                                   September 30,   December 31,
                                                                       2008            2007
                                                                   ------------    ------------
                                ASSETS:

Current assets:
    Cash and cash equivalents ..................................   $    24,551    $    50,288
                                                                   -----------    -----------

         Total assets ..........................................   $    24,551    $    50,288
                                                                   ===========    ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
    Accounts payable and accrued expenses ......................   $     7,000    $     6,650
                                                                   -----------    -----------

         Total current liabilities .............................         7,000          6,650
                                                                   -----------    -----------

Commitments and contingencies ..................................            --             --

Stockholders' equity:
    Preferred stock, $.01 par value.  Authorized 5,000,000
       shares; no shares issued and outstanding ................            --             --
    Common stock, $.01 par value.  Authorized 25,000,000
       shares; 3,120,000 shares issued and outstanding .........        31,200         31,200
    Additional paid-in capital .................................     8,209,944      8,209,944
    Accumulated deficit ........................................    (8,223,593)    (8,197,506)
    Accumulated other comprehensive income .....................            --             --
                                                                   -----------    -----------

         Total stockholders' equity ............................        17,551         43,638
                                                                   -----------    -----------

         Total liabilities and stockholders' equity ............   $    24,551    $    50,288
                                                                   ===========    ===========










            See accompanying Notes to Condensed Financial Statements

                               CDSI HOLDINGS INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                     Three Months Ended                  Nine Months Ended
                                               ------------------------------    ------------------------------
                                               September 30,    September 30,    September 30,    September 30,
                                                   2008              2007            2008             2007
                                               -------------    -------------    -------------    -------------


Revenues ...................................   $          --    $          --    $          --    $          --
                                               -------------    -------------    -------------    -------------


Cost and expenses:
     General and administrative ............           6,608            8,713           26,523           27,355
                                               -------------    -------------    -------------    -------------
                                                       6,608            8,713           26,523           27,355
                                               -------------    -------------    -------------    -------------

Operating loss .............................          (6,608)          (8,713)         (26,523)         (27,355)
                                               -------------    -------------    -------------    -------------


     Other income:
     Gain on sale of Dialog common stock ...              --               --               --              204
     Recovery of unclaimed property ........              --               --               --           18,624
     Interest income .......................              71              638              435            1,908
                                               -------------    -------------    -------------    -------------
     Total other income ....................              71              638              435           20,736
                                               -------------    -------------    -------------    -------------

Net loss ...................................   $      (6,537)   $      (8,075)   $     (26,088)   $      (6,619)
                                               =============    =============    =============    =============


Net loss per share (basic and diluted) .....   $       (0.00)   $       (0.00)   $       (0.01)   $       (0.00)
                                               =============    =============    =============    =============

Shares used in computing net
     loss per share ........................       3,120,000        3,120,000        3,120,000        3,120,000
                                               =============    =============    =============    =============





















            See accompanying Notes to Condensed Financial Statements

                               CDSI HOLDINGS INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                 Nine Months Ended
                                                           ------------------------------
                                                           September 30,    September 30,
                                                                2008             2007
                                                           -------------    -------------

Cash flows from operating activities:
   Net loss ............................................   $     (26,088)   $      (6,619)
   Adjustments to reconcile net loss to net cash
     used in operations:
   Gain on sale of Dialog common stock .................              --             (204)
   Changes in assets and liabilities:
   Increase in accounts payable and accrued expenses ...             351           (1,412)
                                                           -------------    -------------

Net cash used in operating activities ..................         (25,737)          (8,235)
                                                           -------------    -------------

Net cash flows provided from investing activities:
   Sale of investment securities .......................              --              204
                                                           -------------    -------------
   Net cash from investing activities ..................              --              204
                                                           -------------    -------------

Net cash from financing activities .....................              --               --
                                                           -------------    -------------

Net decrease in cash and cash equivalents ..............         (25,737)          (8,031)
Cash and cash equivalents at beginning of period .......          50,288           61,812
                                                           -------------    -------------

Cash and cash equivalents at end of period .............   $      24,551    $      53,781
                                                           =============    =============




















            See accompanying Notes to Condensed Financial Statements

                               CDSI HOLDINGS INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)



(1)   BUSINESS AND ORGANIZATION


      CDSI Holdings Inc. (the "Company" or "CDSI") was incorporated in Delaware on December 29, 1993. On January 12, 1999, the Company's stockholders voted to change the corporate name of the Company from PC411, Inc. to CDSI Holdings Inc. Prior to May 8, 1998, the Company's principal business was an on-line electronic delivery information service that transmited name, address, telephone number and other related information digitally to users of personal computers (the "PC411 Service"). On May 8, 1998, the Company acquired Controlled Distribution Systems, Inc. ("CDS"), a company engaged in the marketing and leasing of an inventory control system for tobacco products. In February 2000, CDSI announced CDS will no longer actively engage in the business of marketing and leasing the inventory control system. Effective November 12, 2003, the Company and its wholly-owned subsidiary CDS merged with the Company as the surviving corporation.

      At September 30, 2008, the Company had an accumulated deficit of $8,223,593. The Company has reported an operating loss in each of its fiscal quarters since inception and it expects to continue to incur operating losses in the immediate future. The Company has reduced operating expenses and is seeking acquisition and investment opportunities. There is a risk the Company will continue to incur operating losses.

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

(2)   PRINCIPLES OF REPORTING


      The condensed financial statements of the Company as of September 30, 2008 presented herein have been prepared by the Company and are unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2008 and the results of operations and cash flows for all periods presented have been made. Results for the interim periods are not necessarily indicative of the results for the entire year.

      These unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2007 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission (Commission File No. 0001-22563).

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

      Stock options and warrants (both vested and non-vested) totaling 15,000 shares at September 30, 2008 and 128,000 shares at September 30, 2007 were excluded from the calculation of diluted per share results presented because their effect was anti-dilutive. Accordingly, diluted net loss per common share is the same as basic net loss per common share.

(5)   COMPREHENSIVE LOSS

      Comprehensive loss of the Company includes net loss and changes in the value of investment securities available for sale that have not been included in net loss. Comprehensive loss applicable to Common Shares for the three and nine months ended September 30, 2008 and 2007 is as follows:

                                                   THREE MONTHS ENDED         NINE MONTHS ENDED
                                                     SEPTEMBER 30,              SEPTEMBER 30,
                                               ------------------------    ------------------------
                                                 2008           2007          2008           2007
                                               ----------    ----------    ----------    ----------

      Net loss .............................   $   (6,537)   $   (8,075)   $  (26,088)   $   (6,619)

      Net unrealized gains on investment
         securities available for sale:

      Change in unrealized gains ...........           --            --            --           (20)
      Net unrealized gains reclassified
         into net income, net of taxes .....           --            --            --          (204)
                                               ----------    ----------    ----------    ----------
      Net change in unrealized gain
         on investment securities ..........           --            --            --          (224)
                                               ----------    ----------    ----------    ----------

         Comprehensive loss ................   $   (6,537)   $   (8,075)   $  (26,088)   $   (6,843)
                                               ==========    ==========    ==========    ==========



(6)   CONTINGENCIES

      As of September 30, 2008, the Company was not authorized to transact business in any state other than Delaware, which is its state of incorporation. The Company received an inquiry from the Florida Department of State (the "FDS") inquiring whether the Company should have registered with the FDS in previous years, beginning in 1998. In March 2006, the Company responded to the inquiry and stated it believes its activities in previous years did not meet the requirements for such registration; however, no assurance can be provided that the Company's position will be accepted by the FDS. The Company is unable to quantify the amount of any registration fees and other costs attributable to any failure to register and has not accrued any amounts in its condensed financial statements related to such inquiry.

                               CDSI HOLDINGS INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

      We intend to seek new business opportunities. As we have only limited cash resources, our ability to complete any acquisition or investment opportunities we may identify will depend on our ability to raise additional financing, as to which there can be no assurance. There can be no assurance that we will successfully identify, complete or integrate any future acquisition or investment, or that acquisitions or investments, if completed, will contribute favorably to our operations and future financial condition.



Results of Operations

      REVENUES

      For the three and nine months ended September 30, 2008 and 2007, the Company did not generate revenues from operations.

      EXPENSES

      Expenses associated with corporate activities were $6,608 and $26,523 for the three and nine months ended September 30, 2008, respectively, as compared to $8,713 and $27,355 for the same periods in the prior year. The expenses were primarily associated with costs necessary to maintain a public company, which consist primarily of directors' fees, accounting fees, and stock transfer fees. The decrease in the nine month period in 2008 was primarily associated with lower director fees offset by the costs associated with testing management's internal control over financial reporting in 2008. The decrease in the three month period was primarily due to lower directors' fees in 2008 compared to 2007.

      OTHER INCOME

      Interest income was $71 and $435 for the three and nine months ended September 30, 2008 compared to $638 and $1,908 for the three and nine months ended September 30, 2007. The decrease is due primarily to lower prevailing interest rates and lower cash balances in 2008 versus 2007

      On April 10, 2007, the Company sold its remaining 2,800 shares of Dialog stock for $204 and recorded a gain of $204 for the nine months ended September 30, 2007.

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

                               CDSI HOLDINGS INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


Liquidity and Capital Resources

      At September 30, 2008 the Company had an accumulated deficit of $8,223,593. The Company has reported an operating loss in each of its fiscal quarters since inception and it expects to continue to incur operating losses in the immediate future. The Company has reduced operating expenses and is seeking acquisition and investment opportunities. No assurance can be given that the Company will not continue to incur operating losses.

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

      Cash used for operations for the nine months ended September 30, 2008 and 2007 was $25,737 and $8,235, respectively. The increase was primarily the result of the recovery of unclaimed property of $18,624 in 2007.

      Cash provided from investing activities of $204 for the nine months ended September 30, 2007 consisted of gains on the sale of 2,800 shares of Dialog Common Stock.

      The Company does not expect significant capital expenditures during the year ended December 31, 2008.

      At September 30, 2008, the Company had cash and cash equivalents of $24,551. The Company does not currently have any commitments for any additional financing, and there can be no assurance that any such commitments can be obtained. Any additional equity financing may be dilutive to its existing stockholders, and debt financing, if available, may involve pledging some or all of its assets and may contain restrictive covenants with respect to raising future capital and other financial and operational matters.

      Inflation and changing prices had no material impact on revenues or the results of operations for the nine months ended September 30, 2008 and 2007.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

      The Company and its representatives may from time to time make oral or written "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), including any statements that may be contained in the foregoing "Management's Discussion and Analysis of Financial Condition and Results of Operations", in this report and in other filings with the Securities and Exchange Commission and in its reports to stockholders, which represent the Company's expectations or beliefs with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties and, in connection with the "safe-harbor" provisions of the Reform Act, the Company has identified under "Risk Factors" in Item 1 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007 filed with the Securities and Exchange Commission and in this section important factors that could cause actual results to differ materially from those contained in any forward-looking statements made by or on behalf of the Company.

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

ITEM 4T.  CONTROLS AND PROCEDURES

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         No securities of ours which were not registered under the Securities
           Act of 1933 have been issued or sold by us during the three months ended September 30, 2008.

         No securities of ours were repurchased by us or our affiliated purchasers during the three months ended September 30, 2008.


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




                                           CDSI HOLDINGS INC.
                                           (Registrant)



Date:    November 14, 2008                 By:  /s/ J. Bryant Kirkland III
                                                --------------------------------
                                                J. Bryant Kirkland III
                                                Vice President, Treasurer
                                                and Chief Financial Officer
                                                (Duly Authorized Officer and
                                                Chief Accounting Officer)