Form 10-K
period 2008-12-31
CDSI HOLDINGS INC
filed 2009-03-27
CIK 1023994

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year ended December 31, 2008
Commission File Number: 0001-22563

CDSI HOLDINGS INC.
(Name of registrant as specified in its charter)

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
Common Stock, par value $.01 per share
     Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes     ☒ No
     Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. ☐ Yes ☒ No
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes      ☐ No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)
     Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. ☒ Yes     ☐ No
     The aggregate market value of the common stock held by non-affiliates of CDSI Holdings Inc. as of June 30, 2008 was approximately $342,000.
     As of March 27, 2009 the issuer had a total of 3,120,000 shares of Common Stock outstanding.

CDSI HOLDINGS INC.
FORM 10-K

PART I
ITEM 1. BUSINESS
FORWARD-LOOKING STATEMENTS
     Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of ours to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of us. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, particularly in view of our limited operations, the inclusion of such information should not be regarded as a representation by us or any other person that the objectives and plans of ours will be achieved. Readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date on which such statements are made. Factors that could cause actual results to differ materially from those express or implied by such forward-looking statements include, but are not limited to, the factors set forth in this report under the headings “The Company”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. We do not undertake to update any forward-looking statement that may be made from time to time on our behalf.
THE COMPANY
Overview
     CDSI Holdings Inc. is a shell company as defined in Rule 12b-2 of the Securities Exchange Act of 1934 and holds limited amounts of cash. Prior to April 2007, we held 2,800 shares of Common Stock of Dialog Group Inc. (“Dialog”, formerly known as IMX Pharmaceuticals Inc.). Prior to February 2000, our former wholly-owned subsidiary, Controlled Distribution Systems, Inc. (“CDS”), was primarily engaged in marketing and leasing a prepaid, wireless, remote-operated retail inventory control and dispensing system for tobacco products called the Coinexx Star 10. Prior to October 2000, CDS also owned traditional cigarette vending machines and a related vending route. In February 2000, we terminated all operations relating to marketing and leasing the Coinexx Star 10 system. In October 2000, CDS sold the assets of its cigarette vending route, including vending machines and a van. Prior to January 2007, Dialog was a provider of relationship marketing communications services, business and consumer targeting databases for the healthcare, financial and other direct-to-customer, direct-to-professional business markets. In January 2007, the Dialog reported that it had completed the sale of substantially all of its operating assets. We sold our remaining 2,800 shares in Dialog in April 2007.

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
Company History
     We were incorporated in Delaware in December 1993 under the name PC411, Inc. In January 1999, we changed our name to CDSI Holdings Inc. to reflect the change in our principal business. We were originally formed to develop an on-line service that transmits name, address, telephone number and other related information digitally to users of personal computers. In May 1998 we acquired CDS and, in December 1998, CDS acquired substantially all of the assets of TD Rowe Corporation’s New York cigarette vending route. In November 1998, we transferred substantially all of the non-cash assets and certain liabilities used in our on-line data distribution business to ThinkDirectMarketing Inc. (“TDMI”) in exchange for an initial 42.5% interest in that company. The other investors of TDMI included Acxiom Corporation, Cater Barnard plc and TDMI’s management and employees. In January 2002, Dialog acquired all the stock of TDMI that it did not already own. In April 2007, we sold our remaining 2,800 shares of Dialog Common Stock for $204.
     In November 2003, we and our wholly-owned subsidiary CDS merged with CDSI Holdings Inc. as the surviving corporation.
ThinkDirectMarketing, Inc.
     In November 1998, we contributed substantially all the non-cash assets and certain liabilities related to our on-line electronic delivery information service to TDMI, and received preferred stock of TDMI. In January 2002, Dialog acquired all the shares of TDMI that it did not already own by exercising an option previously granted by the remaining TDMI stockholders. We received 8,250 shares of Dialog Class B Convertible Preferred Stock in exchange for our interest in TDMI, which were converted into shares of Dialog Common Stock. We sold shares of Dialog stock for $4,888 in 2004 and our remaining shares in April 2007 for $204.
Employees
     As of December 31, 2008, we had two employees, our President and Chief Executive Officer and our Vice President and Chief Financial Officer, both of whom are also employees of Vector Group Ltd. (“Vector”), our largest stockholder. We believe that we have good relations with our employees.

ITEM 1A.	RISK FACTORS
     Accumulated Deficit; History of Losses. At December 31, 2008, we had an accumulated deficit of approximately $8.2 million. We have reported an operating loss in each of our fiscal quarters since inception and expects to continue to incur operating losses in the immediate future. We have reduced operating expenses and are seeking acquisition and investment opportunities. There is a risk that we will continue to incur operating losses.
     Limited Resources and No Source of Operating Revenues. At December 31, 2008, we had cash and cash equivalents of $19,698 and net working capital of $8,048. Since the sale of CDS’s vending route in October 2000, we have had no source of operating revenue. We will not achieve any significant revenues until the consummation of an acquisition or investment, if ever. Moreover, there can be no assurance that any acquisition or investment, if achieved, will result in material revenues from our operations or that we will operate on a profitable basis.

     Additional Financing Requirements. Our ability to complete any acquisition or investment opportunities we may identify will depend upon the availability of, and our ability to secure, new equity or debt financing. Further, there can be no assurance that we will be able to generate levels of revenues and cash flows sufficient from any acquisition or investment to fund operations or that we will be able to obtain financing on satisfactory terms, if at all, to achieve profitable operations.
     “Blind Pool”; Broad Discretion of Management. Prospective investors who invest in us will do so without an opportunity to evaluate the specific merits or risks of any proposed transactions. As a result, investors will be entirely dependent on the broad discretion and judgment of management in connection with the application of our working capital and the selection of an acquisition or investment target. There can be no assurance that determinations ultimately made by us will permit us to achieve profitable operations.
     Acquisition and Investment Risks. As part of our business strategy, we may evaluate new acquisition and investment opportunities. Acquisitions involve numerous risks, including difficulties in the assimilation of the operations and products or services of the acquired companies, the expenses incurred in connection with the acquisition and subsequent assimilation of operations and products or services and the potential loss of key employees of the acquired company. There can be no assurance that we will successfully identify, complete or integrate any future acquisitions or investments or that completed acquisitions or investments will contribute favorably to our operations and future financial condition.
     Dependence Upon Executive Officers and Board of Directors. The ability of us to successfully effect a transaction will be largely dependent upon the efforts of our management and the Board of Directors. We only have two employees, none of whom work full-time for us. No assurance can be given that the Board of Directors and management will be successful in consummating a transaction and achieving profitability.
     Limited Trading Market. Since 1999, our common stock has been traded on the OTC Bulletin Board of the National Association of Security Dealers, Inc. There is a limited trading market in our shares and a stockholder could likely find it difficult to sell or to obtain quotations as to prices of our shares. During 2008, the average daily trading volume of our Common Stock was approximately 2,367 shares, with 190 days of 252 trading days having no trading activity. No assurances can be given that our Common Stock will continue to trade on the OTC Bulletin Board or that an orderly trading market will be maintained for our Common Stock.
     Absence of Full-Time Management Personnel. Our current President and Chief Executive Officer and our Vice President and Chief Financial Officer are executive officers of Vector. Neither of these individuals devotes his full time and attention to our affairs.
     Concentration of Stock Ownership. Vector beneficially owns approximately 47.8% of our outstanding Common Stock. As a result, Vector effectively controls all matters requiring stockholder approval, including the election of directors, the appointment of officers and approval of significant corporate transactions including a merger, an acquisition or a sale of all or substantially all of our assets. Such concentration of ownership may also have the effect of delaying or preventing a change in control. In addition, we are subject to a State of Delaware statute regulating business combinations, which may also hinder or delay a change of control.
     Absence of Dividends. We have never paid nor do we expect in the foreseeable future to pay any dividends.

     Limitation on Director Liability. To the extent permitted under the Delaware General Corporation Law, our Restated Certificate of Incorporation limits the liability of directors for monetary damages for breaches of a director’s fiduciary duty, including breaches that constitute gross negligence. As a result, under certain circumstances, neither us nor our stockholders may be able to recover damages from directors.
     Dilution. Our Board of Directors, without any action by the stockholders, is authorized to designate and issue additional classes or series of capital stock (including classes or series of preferred stock) as it deems appropriate and to establish the rights, preferences and privileges of such classes or series. The issuance of any new class or series of capital stock would not only dilute the ownership interest of our current stockholders but may also adversely affect the voting power and other rights of holders of Common Stock. The rights of holders of preferred stock and other classes of common stock that may be issued may be superior to the rights of the holders of the existing class of Common Stock in terms of the payment of ordinary and liquidating dividends and voting rights.
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

ITEM 1B.	UNRESOLVED STAFF COMMENTS
     None

ITEM 2.	PROPERTIES
     Our corporate offices are located in the executive offices of Vector. We believe that our current facilities are adequate for the foreseeable future.

ITEM 3.	LEGAL PROCEEDINGS
     Reference is made to Note 9 to our financial statements.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     During the last quarter of 2008, no matter was submitted to stockholders for their vote or approval, through the solicitation of proxies or otherwise.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES
     Our Common Stock is currently traded on the OTC Bulletin Board under the symbol “CDSI”. The following table sets forth for the periods indicated, the reported high and low closing bid quotations per share for our Common Stock. The sale prices set forth below reflect inter-dealer quotations, do not include retail mark-ups, markdowns or commissions and do not necessarily represent actual transactions.

	High	Low
2007
Fourth Quarter	$0.25	$0.16
Third Quarter	0.30	0.18
Second Quarter	0.22	0.17
First Quarter	0.25	0.15

2008
Fourth Quarter	$0.20	$0.07
Third Quarter	0.26	0.20
Second Quarter	0.45	0.14
First Quarter	0.39	0.16
     As of March 5, 2009, there were 32 holders of record of our Common Stock.
     Dividend Policy
     We have never declared or paid dividends on our Common Stock and do not expect to pay any dividends in the foreseeable future.
     Recent Sales of Unregistered Securities
     No securities were issued by us in 2008.
     Issuer Purchases of Equity Securities
     No securities of ours were repurchased by us during the fourth quarter of 2008.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Results of Operations
     Revenues
     For the years ended December 31, 2008 and 2007, we did not generate revenues from operations.
     Expenses
     Expenses associated with corporate activities were $36,029 and $35,070 for the years ended December 31, 2008 and 2007, respectively. The expenses in both years were primarily associated with costs necessary to maintain a public company, which consist primarily of directors’ fees, auditing fees and stock transfer fees.
     Other Income
     Interest income was $439 and $2,501 for the years ended December 31, 2008 and 2007, respectively. The decrease is due primarily to lower cash balances and lower interest rates in 2008 versus 2007.
     The recovery of unclaimed property relates to refunds receivable for unclaimed property in a state where we previously conducted business. We received $21,791 of refund claims in 2007.
Liquidity and Capital Resources
     At December 31, 2008, we had an accumulated deficit of $8,233,096. We have reported an operating loss in each of our fiscal quarters since inception and we expect to continue to incur operating losses in the immediate future. We have reduced operating expenses and are seeking acquisition and investment opportunities. No assurance can be given that we will not continue to incur operating losses.
     We have limited available cash, limited cash flow, limited liquid assets and no credit facilities. We have not been able to generate sufficient cash from operations and, as a consequence, financing has been required to fund ongoing operations. Since completion of our initial public offering of our common stock (the “IPO”) in May 1997, we have primarily financed our operations with the net proceeds of the IPO. The funds were used to complete the introduction of the PC411 Service over the Internet, to expand marketing, sales and advertising, to develop or acquire new services or databases, to acquire CDS and for general corporate purposes.
     Cash used for operations for the years ended December 31, 2008 and 2007 was $30,590 and $11,728, respectively. The decrease is associated primarily with the receipt of the refunds of unclaimed property in 2007 and the timing of payments of accounts payable and accrued liabilities. We evaluate our accruals on a quarterly basis and make adjustments when appropriate.

     We do not expect significant capital expenditures during the year ended December 31, 2009.
     At December 31, 2008, we had cash and cash equivalents of $19,698.
     Inflation and changing prices had no material impact on revenues or the results of operations for years ended December 31, 2008.
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
     In March 2009, we entered into a revolving credit promissory note where our principal stockholder, Vector, has agreed to lend us $50,000 to meet our liquidity requirements over the next twelve months. The facility bears interest at 11% per annum and is due on December 31, 2012. No amounts were outstanding under the facility at March 27, 2009.
     Although there can be no assurance, we believe that we will be able to continue as a going concern for the next twelve months.
     We or our affiliates, including Vector, may, from time to time, based upon present market conditions, purchase shares of the Common Stock in the open market or in privately negotiated transactions.

ITEM 8.	FINANCIAL STATEMENTS
     Our financial statements and the notes thereto, together with the report thereon of Becher Della Torre Gitto & Company PC dated March 27, 2009, appear beginning on page F-1 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None
ITEM 9A (T). CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2008. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2008, such disclosure controls and procedures were effective in ensuring information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Annual Report on Internal Control over Financial Reporting
     Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. As of December 31, 2008, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, an evaluation was conducted of the effectiveness of our internal control over financial reporting based on the framework contained in the report titled “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2008.
     This annual report does not include an attestation report of Becher Della Torre Gitto & Company PC, our independent registered public accounting firm, regarding internal control over financial reporting. Our report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.
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
(d) Changes in Internal Control Over Financial Reporting
     There were no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION
     None.

PART III
MANAGEMENT

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     Set forth below are the names, ages and positions of our directors and executive officers as of March 27, 2009.

Name	Age	Position

Richard J. Lampen	55	President, Chief Executive Officer and Director
J. Bryant Kirkland III	43	Vice President, Chief Financial Officer,
		Secretary, Treasurer and Director
Robert M. Lundgren	50	Director
     Richard J. Lampen, age 55, has served as President and Chief Executive Officer of ours since November 1998 and as our director since January 1997. Mr. Lampen has also served as Executive Vice President of Vector since July 1996 and as President and Chief Executive Officer of Ladenburg Thalmann Financial Services Inc. since September 2006. Since October 2008, Mr. Lampen has served as interim President and Chief Executive Officer of Castle Brands Inc., a publicly traded developer and importer of premium branded spirits in which Vector held an approximate 11% equity interest at December 31, 2008. From October 1995 to December 2005, Mr. Lampen served as the Executive Vice President and General Counsel of New Valley Corporation, where he also served as a director. From May 1992 to September 1995, Mr. Lampen was a partner at Steel Hector & Davis, a law firm located in Miami, Florida. From January 1991 to April 1992, Mr. Lampen was a Managing Director at Salomon Brothers Inc, an investment bank, and was an employee at Salomon Brothers Inc from 1986 to April 1992. Mr. Lampen is also a director of Ladenburg Thalmann Financial Services and Castle Brands Inc. Mr. Lampen has served as a director of a number of other companies, including U.S. Can Corporation, The International Bank of Miami, N.A. and Spec’s Music Inc., as well as a court-appointed independent director of Trump Plaza Funding, Inc. Mr. Lampen received a Bachelor of Arts degree from The Johns Hopkins University in 1975 and received a Juris Doctorate degree in 1978 from Columbia Law School.
     J. Bryant Kirkland III, age 43, has served as our Vice President, Chief Financial Officer, Secretary and Treasurer since January 1998 and as our director since November 1998. Mr. Kirkland has served as a Vice President of Vector since 2001 and became Vice President, Treasurer and Chief Financial Officer of Vector on April 1, 2006. From November 1994 to December 2005, Mr. Kirkland served in various financial capacities with New Valley Corporation, the predecessor to New Valley LLC, since November 1994 and from January 1998 to December 2005 as the Vice President, Treasurer and Chief Financial Officer of New Valley Corporation. Mr. Kirkland also served as Chief Financial Officer of Ladenburg Thalmann Financial Services Inc. from June 2001 to October 2002. Mr. Kirkland received a Bachelor of Science in Business Administration from the University of North Carolina in 1987 and a Masters of Business Administration from Barry University in December 2006.
     Robert M. Lundgren, age 50, has served as our director since January 1997. He also served as our Vice President, Chief Financial Officer, Secretary and Treasurer from January 1997 through January 14, 1998. Mr. Lundgren has served as Director of Finance and Operations of Palmer Trinity School in Miami, Florida since July 2002. Mr. Lundgren was an independent consultant from October 2001 until July 2002. From January 14, 1998 to October 2001, Mr. Lundgren was employed by Solar Cosmetic Labs, Inc. as Chief Financial Officer. From November 1994 through January 14, 1998, Mr. Lundgren was employed by New Valley Corporation where he served as Vice President and Chief Financial Officer from May 1996 to January 14, 1998. From November 1992 through November 1994, Mr. Lundgren worked for Deloitte & Touche as a Senior Manager in the audit practice. Mr. Lundgren has been a certified public accountant since 1981 and holds a Bachelor of Science in Accounting from Wake Forest University.

     Each director of ours holds office until the next annual meeting of stockholders, or until his successor is elected and qualified. At present, our By-laws provide for not less than two directors or more than nine directors. Currently, there are three directors. The By-laws permit the Board of Directors to fill any vacancy and such director may serve until the next annual meeting of stockholders or until his successor is elected and qualified. Officers serve at the discretion of the Board of Directors.
Audit Committee
     The Audit Committee of our Board of Directors consists of Mr. Lundgren and, prior to March 27, 2008, consisted of Messrs. Lundgren and Henry Morris. Our Board of Directors has determined that Mr. Lundgren is an “audit committee financial expert” and “independent’, and that Mr. Morris was “independent” prior to his resignation on March 27, 2008, as those terms are defined under the applicable Securities and Exchange Commission rules. In determining that Messrs. Lundgren and Morris were “independent”, the Board used the definition of independence in Rule 4200(a)(15) of the NASD’s listing standards.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “SEC”). Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms which they file. Based solely on review of the copies of such forms furnished to us, or written representations that no Forms 5 were required, we believe that, during and with respect to the fiscal year ended December 31, 2008, all officers and directors complied with applicable Section 16(a) filing requirements.
Code of Ethics
     We have adopted a Code of Ethics that applies to our two employees, our President and Chief Executive Officer and our Vice President and Chief Financial Officer. We will provide, without charge, a copy of the Code of Ethics on the written request of any person addressed to our Chief Financial Officer at CDSI Holdings Inc., 100 S.E. Second Street, 32nd Floor, Miami, Florida 33131.

ITEM 11. EXECUTIVE COMPENSATION
Executive Compensation
     The following table sets forth the combined remuneration paid or accrued by us during our last two fiscal years to those persons who were, at December 31, 2008, our Principal Executive Officer or who were executive officers whose cash compensation exceeded $100,000 (the “named executive officers”).
Summary Compensation Table

						Non-Equity	Deferred
					Option	Incentive Plan	Compensation	All Other	Total
Name and			Bonus	Stock Awards	Awards	Compensation	Earnings	Compensation	Compensation
Principal Position	Year	Salary ($)	($)	($)	($)	($)	($)	($)	($)
Richard J. Lampen	2008	—	—	—	—	—	—	—	None
President and Chief	2007	—	—	—	—	—	—	—	None
Executive Officer(1)

(1) Richard J. Lampen, who has served as our President and Chief Executive Officer since November 5, 1998, did not receive any salary or other compensation from us in 2008 or 2007, other than the normal compensation paid to directors of ours. See “Compensation of Directors.”
Stock Options
     In order to attract and retain persons necessary for our business, we adopted the 1997 Stock Option Plan (the “Option Plan”) covering up to 750,000 shares, pursuant to which officers, directors and key employees of ours and our consultants are eligible to receive incentive and/or non-incentive stock options. The Option Plan, which expired on January 29, 2007, was administered by the Board of Directors or the Compensation Committee. The selection of participants, allotment of shares, determination of price and other conditions relating to the grant of options was determined by the Board of Directors or the Compensation Committee. Incentive stock options granted under the Option Plan were exercisable for a period of up to 10 years from the date of grant at an exercise price which is not less than the fair market value of the Common Stock on the date of the grant, except that the term of an incentive stock option granted under the Option Plan to a stockholder owning more than 10% of the outstanding Common Stock could not exceed five years and its exercise price could not be less than 110% of the fair market value of the shares on the date of the grant.
     Under the Option Plan, each director who is not a full-time employee, immediately upon first taking office, was granted options to purchase 6,000 shares of Common Stock exercisable at the fair market value of such shares on the date of grant. Options for 3,000 shares covered thereby were exercisable immediately and options for 3,000 shares became exercisable on the first anniversary of the date of grant. Subsequently, the Option Plan provided for annual grants of options to purchase 3,000 shares of Common Stock upon reelection as a director.

	Option Awards					Stock Awards
Equity
Incentive
								Equity	Plan
			Equity					Incentive	Awards:
	Number		Incentive					Plan	Market or
	of		Plan					Awards:	Payout
	Securities	Number	Awards:					Number of	Value of
	Under-	of	Number of					Unearned	Unearned
	lying	Securities	Securities			Number	Market	Shares,	Shares,
	Unexer-	Under-	Underlying			of Shares	Value of	Units or	Units or
	cised	lying	Unexer-			or Units	Shares or	Other	Other
	Options	Options	cised		Option	of Stock	Units of	Rights	Rights
	(#)	(#)	Unearned	Option	Expir-	That	Stock That	That Have	That Have
	Exercis-	Unexercis-	Options	Exercise	ation	Have Not	Have Not	Not Vested	Not Vested
Name	able	able	(#)	Price ($)	Date	Vested (#)	Vested ($)	(#)	($)
Richard J. Lampen	3,000	—	—	$0.44	1/12/09	—	—	—	—
There were no exercises or grants of options during 2008.
Employment Agreements and Other Compensation Plans
We are not party to any employment agreements or other compensation plans except for the Option Plan.
Compensation of Directors
We pay each director who is not a full-time employee of ours an annual retainer of $5,000, payable quarterly, and reimburse the directors for reasonable travel expenses incurred in connection with their activities on our behalf.
The table below summarizes the compensation paid by us to non-employee directors for the fiscal year ended December 31, 2008.

					Changes in
					Pension Value
	Fees				and
	Earned			Non-Equity	Nonqualified
	or Paid	Stock	Option	Incentive Plan	Deferred	All Other
	in Cash	Awards	Awards	Compensation	Compensation	Compensation
Name	($)	($)	($)	($)	Earnings ($)	($)	Total ($)
Richard J. Lampen	$5,000	—	—	—	—	—	$5,000

J. Bryant Kirkland III	$5,000	—	—	—	—	—	$5,000

Robert M. Lundgren	$5,000	—	—	—	—	—	$5,000

Henry Morris[1]	$1,250	—	—	—	—	—	$1,250

[1]	Mr. Morris resigned from our Board of Directors on March 27, 2008.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The following table sets forth, as of March 27, 2009, the beneficial ownership of our Common Stock (the only class of voting securities) by (i) each person known to us to own beneficially more than five percent of the Common Stock, (ii) each of our directors, (iii) each of our named executive officers (as such term is defined in the Summary Compensation Table above) and (iv) all directors and executive officers as a group. Unless otherwise indicated, each person possesses sole voting and investment power with respect to the shares indicated as beneficially owned, and the business address of each person is 100 S.E. Second Street, Miami, Florida 33131.

	Number of Shares of
Name and Address(1)	Common Stock	Percentage of Ownership
Vector Group Ltd.(2)	1,490,000	47.8%
Jay Gottlieb(3)	275,000	8.8%
27 Misty Brooke Lane New Fairfield, CT 06812
J. Bryant Kirkland III(4)	—	0.0%
Richard J. Lampen(4)	—	0.0%
Robert Lundgren(4)	—	0.0%
14545 SW 79th Court Miami, FL 33158
All executive officers and directors as a group (3 persons)(4)	—	0.0%

(1)	Unless otherwise indicated, each named person has sole voting and investment power with respect to the shares set forth opposite such named person’s name.

(2)	Vector has voting and investment power with regard to such shares. Prior to November 2007, Vector’s subsidiary, New Valley LLC, held such shares. Richard J. Lampen, an executive officer and a director of ours, and J. Bryant Kirkland III, an executive officer and a director of ours, serve as Executive Vice President and Vice President, respectively, of Vector. Neither Mr. Kirkland nor Mr. Lampen has investment authority or voting control over our securities owned by Vector. The other executive officers of Vector are Bennett S. LeBow, Executive Chairman, Howard M. Lorber, President and Chief Executive Officer and Marc N. Bell, Vice President and General Counsel. The directors of Vector are Messrs. LeBow and Lorber, Henry C. Beinstein, Ronald J. Bernstein, Robert J. Eide, Jeffrey S. Podell and Jean E. Sharpe.

(3)	Based on Schedule 13G filed on February 10, 2009 by Jay Gottlieb.

(4)	Includes shares subject to options and/or warrants currently exercisable or exercisable within 60 days of the date hereof.

Equity Compensation Plan Information
     The following table summarizes information about the options, warrants and rights and other equity compensation under our equity plans as of December 31, 2008.

Number of securities remaining
	Number of securities to		available for future issuance
	be issued upon exercise	Weighted-average exercise	under equity compensation
	of outstanding options,	price of outstanding	plans (excluding securities
	warrants and rights	options, warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	9,000	$0.44	—

Equity compensation plans not approved by security holders	—	—	—

Total	9,000	$0.44	—

(1)	Includes options to purchase 9,000 shares of our Common Stock under the 1997 Stock Option Plan, which were approved by stockholders. These options expired on January 12, 2009. For additional information concerning the options, see Note 6 to our Financial Statements.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     Certain accounting and related finance functions are performed on behalf of us by employees of our principal stockholder, Vector. Expenses incurred relating to these functions are allocated to us and paid as incurred to Vector based on management’s best estimate of the cost involved. The amounts allocated were immaterial for all periods presented herein.
     On March 26, 2009, we entered into a $50,000 Revolving Credit Promissory Note (the “Revolver”) with Vector due December 31, 2012. The loan bears interest at 11% per annum and is due on December 31, 2012. No amounts were outstanding under the Revolver at March 27, 2009.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
     The Audit Committee reviews and approves audit and permissible non-audit services performed by Becher Della Torre Gitto & Company PC, as well as the fees charged for such services. In our review of non-audit service fees and our appointment of Becher Della Torre Gitto & Company PC as our independent accountants, the Audit Committee considered whether the provision of such services is compatible with maintaining Becher Della Torre Gitto & Company PC’s independence. All of the services provided and fees charged by Becher Della Torre Gitto & Company PC in 2008 and 2007 were pre-approved by the Audit Committee.
     Audit Fees. The aggregate fees billed by Becher Della Torre Gitto & Company PC for professional services for the audit of our annual financial statements for 2008 and the review of the financial statements included in our quarterly reports on Form 10-QSB for the quarters ended March 31, 2008, June 30, 2008 and September 30, 2008 was $10,548. The aggregate fees billed by Becher Della Torre Gitto & Company PC for professional services for the audit of our annual financial statements for 2007 and the review of the financial statements included in our quarterly reports on Form 10-QSB for the quarters ended March 31, 2007, June 30, 2007 and September 30, 2007 was $10,500.

     Audit-Related Fees. There were no other fees billed by Becher Della Torre Gitto & Company PC during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements and not reported under “Audit Fees” above.
     Tax Fees. There were no fees billed by Becher Della Torre Gitto & Company PC during the last two fiscal years for professional services rendered by such firms for tax compliance, tax advice and tax planning.
     All Other Fees. There were no other fees billed by Becher Della Torre Gitto & Company PC during the last two fiscal years for products and services provided by such firms.
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
     (a)(1) INDEX TO 2008 CONSOLIDATED FINANCIAL STATEMENTS:
     Our financial statements and the notes thereto, together with the report thereon of Becher Della Torre Gitto & Company PC dated March 27, 2009, appear beginning on page F-1 of this report.
     (a)(3) EXHIBITS
     The following is a list of exhibits filed herewith as part of this Annual Report on Form 10-K:

3.1	Form of Restated Certificate of Incorporation of the Company (1)
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the Company (2)
3.3	Form of By-Laws of the Company (1)
4.1	Revolving Credit Promissory Note, dated as of March 26, 2009, by and between Vector Group Ltd, as lender, and CDSI Holdings Inc., as borrower.*
10.1	Form of 1997 Stock Option Plan (1)
31.1	Certification of Chief Executive Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

(1)	Previously filed as an Exhibit to our Registration Statement on Form S-1 (File No. 333-21545). This Exhibit is incorporated herein by reference.

(2)	Previously filed as an Exhibit to our Form 8-K filed January 14, 1999. This Exhibit is incorporated herein by reference.

SIGNATURES
     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on Mach 27, 2009, on its behalf by the undersigned, thereunto duly authorized.

CDSI Holdings Inc.
By:	/s/ J. Bryant Kirkland III
J. Bryant Kirkland III
Vice President, Treasurer and Chief Financial Officer

POWER OF ATTORNEY
     The undersigned directors and officers of CDSI Holdings Inc. hereby constitute and appoint Richard J. Lampen and J. Bryant Kirkland III, and each of them, with full power to act without the other and with full power of substitution and resubstitution, our true and lawful attorneys-in-fact with full power to execute in our name and behalf in the capacities indicated below, this Annual Report on Form 10-K and any and all amendments thereto and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and hereby ratify and confirm all that such attorneys-in-fact, or any of them, or their substitutes shall lawfully do or cause to be done by virtue hereof.
     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on March 27, 2009.

Signature	Title

/s/ Richard J. Lampen Richard J. Lampen	Director, President and Chief Executive Officer
/s/ J. Bryant Kirkland III J. Bryant Kirkland III	Director, Vice President, Treasurer and Chief Financial Officer (principal accounting and financial officer)
/s/ Robert Lundgren Robert Lundgren	Director

CDSI HOLDINGS INC.
Financial Statements
December 31, 2008 and 2007
(With Report of Independent Registered Public Accounting Firm Thereon)

CDSI HOLDINGS INC.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of
CDSI Holdings Inc.:
We have audited the accompanying balance sheet of CDSI Holdings Inc. (the “Company”) as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the CDSI Holdings, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United State of America.
/s/ Becher Della Torre Gitto & Company PC
Becher Della Torre Gitto & Company PC
Ridgewood, NJ
March 27, 2009

CDSI HOLDINGS INC.
Balance Sheets

	December 31,	December 31,
	2008	2007
Assets:

Current assets:
Cash and cash equivalents	$19,698	$50,288

Total assets	$19,698	$50,288

Liabilities and Stockholders’ Equity:

Current liabilities:
Accounts payable and accrued expenses	$11,650	$6,650

Total current liabilities	11,650	6,650

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 5,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value. Authorized 25,000,000 shares; 3,120,000 shares issued and outstanding	31,200	31,200
Additional paid-in capital	8,209,944	8,209,944
Accumulated deficit	(8,233,096)	(8,197,506)
Accumulated other comprehensive income	—	—

Total stockholders’ equity	8,048	43,638

Total liabilities and stockholders’ equity	$19,698	$50,288

See accompanying notes to financial statements.

CDSI HOLDINGS INC.
Statements of Operations

	Years Ended December 31,
	2008	2007

Revenues	$—	$—

Cost and expenses:
General and administrative	36,029	35,070

	36,029	35,070

Operating loss	(36,029)	(35,070)

Other income:
Gain on sale of Dialog common stock	—	204
Recovery of unclaimed property	—	21,791
Interest income	439	2,501

	439	24,496

Net loss	$(35,590)	$(10,574)

Net loss per share (basic and diluted)	$(0.01)	$(0.00)

Shares used in computing net loss
Per share	3,120,000	3,120,000

See accompanying notes to financial statements.

CDSI HOLDINGS INC.
Statements of Stockholders’ Equity

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity

Balance at January 1, 2007	3,120,000	$31,200	$8,209,944	$(8,186,932)	$224	$54,436

Net loss	—	—	—	(10,574)	—	(10,574)

Net realized gain reclassified into net loss	—	—	—	—	(204)	(204)

Change in unrealized gain on investment securities	—	—	—	—	(20)	(20)

Net change in unrealized gain on investment securities						(224)

Total comprehensive loss	—	—	—	—	—	(10,798)

Balance at January 1, 2008	3,120,000	$31,200	$8,209,944	$(8,197,506)	$—	$43,638

Net loss	—	—	—	(35,590)	—	(35,590)

Balance at December 31, 2008	3,120,000	$31,200	$8,209,944	$(8,233,096)	$—	$8,048

See accompanying notes to financial statements.

CDSI HOLDINGS INC.
Statements of Cash Flows

	Years Ended December 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(35,590)	$(10,574)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Gain on investment securities	—	(204)
Accounts payable and accrued expenses	5,000	(950)

Net cash used in operating activities	(30,590)	(11,728)

Net cash flows provided from investing activities:
Sale of investment securities	—	204

Net cash flows provided from investing activities	—	204

Net cash flows provided from financing activities	—	—

Net decrease in cash	(30,590)	(11,524)

Cash and cash equivalents at beginning of period	50,288	61,812

Cash and cash equivalents at end of period	$19,698	$50,288

Supplemental cash flow information:
Cash paid during year for:
Interest	—	—
Income taxes	—	—
See accompanying notes to financial statements.

CDSI HOLDINGS INC.
Notes to Financial Statements
(1)	Business and Organization

CDSI Holdings Inc. (the “Company” or “CDSI”) was incorporated in Delaware on December 29, 1993 and is a shell company as defined in Rule 12b-2 of the Securities Exchange Act of 1934. On January 12, 1999, the Company’s stockholders voted to change the corporate name of the Company from PC411, Inc. to CDSI Holdings Inc. Prior to May 1998, the Company’s principal business was an on-line electronic delivery information service that transmits name, address, telephone number and other related information digitally to users of personal computers (the “PC411 Service”). In May 1998, the Company acquired Controlled Distribution Systems, Inc. (“CDS”), a company engaged in the marketing and leasing of an inventory control system for tobacco products. In February 2000, CDSI announced CDS will no longer actively engage in the business of marketing and leasing the inventory control system. In November 2003, the Company and its wholly-owned subsidiary CDS merged with the Company as the surviving corporation.

At December 31, 2008, the Company had an accumulated deficit of approximately $8,233,096. The Company has reported an operating loss in each of its fiscal quarters since inception and it expects to continue to incur operating losses in the immediate future. The Company has reduced operating expenses and is seeking acquisition and investment opportunities. There is a risk the Company will continue to incur operating losses.

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

CDSI HOLDINGS INC.
Notes to Financial Statements – Continued
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

Computation of Basic and Diluted Net Loss per Share

Basic net loss per share of Common Stock has been computed by dividing the net loss applicable to common shareholders by the weighted average number of shares of common stock outstanding during the year. Diluted loss per share is computed by dividing net loss applicable to common shareholders by the weighted average number of common shares outstanding, increased by the assumed conversion of other potentially dilutive securities during the period. Stock options and warrants totaling 9,000 and 128,000 shares at December 31, 2008 and 2007, respectively, were excluded from the calculation of diluted per share results presented because their effect was anti-dilutive. Accordingly, diluted net loss per common share is the same as basic net loss per common share.

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

CDSI HOLDINGS INC.
Notes to Financial Statements – Continued
(3)	Sale of Dialog Stock

Dialog Group Inc. owns the PC411 Service. In April 2007, the Company sold its remaining 2,800 shares of Dialog stock for $204 and recorded a gain of $204 from the sale for the year ended December 31, 2007.

(4)	Investments and Fair Value Measurements

On January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements”, for financial assets and financial liabilities. SFAS No. 157 does not require any new fair value measurements but rather introduces a framework for measuring fair value and expands required disclosure about fair value measurements of assets and liabilities.

SFAS No. 157 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The statement clarifies that fair value is an exit price, representing amounts that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.

SFAS No. 157 utilizes a three-tier fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

Level 1	Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2
Inputs other than quoted prices that are observable for the assets or liability, either directory or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3	Unobservable inputs in which there is little market data, which requires the reporting entity to develop their own assumptions
This hierarchy requires the use of observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.

The Company’s population of recurring financial assets and liabilities subject to fair value measurements and the necessary disclosures consists of approximately $19,394 of cash invested in a money market fund. The fair value determination of the money market fund is a Level 1 asset under the SFAS 157 hierarchy. The money market fund is invested in Treasury Funds with quoted prices in active markets.

CDSI HOLDINGS INC.
Notes to Financial Statements – Continued
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

On March 26, 2009, the Company and Vector entered into a $50,000 Revolving Credit Promissory Note (the “Revolver”) due December 31, 2012. The loan bears interest at 11% per annum and is due on December 31, 2012. No amounts were outstanding under the Revolver at March 27, 2009.

(6)	Stock Options

The Company granted equity compensation under its 1997 Stock Option Plan (the “1997 Plan”), which expired on January 29, 2007 and provided for the grant of options to purchase the Company’s stock to the employees and directors of the Company. The term of the options granted under the 1997 Plan was limited to 10 years from the date of grant.

The Company accounts for stock options under the provisions of SFAS No. 123(R), which requires the Company to value unvested stock options granted prior to the adoption of SFAS No. 123(R) under the fair value method of accounting and expense this amount in the statement of operations over the stock option’s remaining vesting period. The Company adopted this new standard, prospectively, on January 1, 2006. Because all options outstanding were fully vested at January 1, 2006, there was no impact on the Company’s financial statements.

As permitted by SFAS No. 123 and SFAS No. 123(R), the fair value of option grants is estimated at the date of grant using the Black-Scholes option pricing model. There were no option grants in the years ended December 31, 2008 and 2007.

Approximately 25,333 and 119,000 options to acquire shares of Common Stock expired during 2007 and 2008. In addition to the options issued to employees, the Company had granted New Valley LLC, a wholly-owned subsidiary of Vector, options to acquire 500,000 shares of Common Stock at $5.75 per share, which fully vested upon the completion of the Company’s initial public offering in May 1997. These options expired in March 2007.

CDSI HOLDINGS INC.
Notes to Financial Statements – Continued
A summary of the Company’s stock option activity during the years ended December 31, 2007 and 2008, respectively, are as follows:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Shares	Price	(in years)	Value(1)
Outstanding at January 1, 2007	153,333	$2.03	1.2	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	(25,333)	5.50	—	—

Outstanding at December 31, 2007	128,000	$1.34	.35	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	(119,000)	1.41

Outstanding at December 31, 2008	9,000 (2)	$0.44	0.03	$—

Exercisable at December 31, 2008	9,000			$—

Options vested during period	—			$—

(1)	The aggregate intrinsic value represents the amount by which the fair value of the underlying common stock ($0.10 and $0.19 at December 31, 2008 and 2007, respectively) exceeds the option exercise price.

(2)	These options expired on January 12, 2009.
(7)	Preferred Stock

The Company has the authority to issue 5,000,000 shares of Preferred Stock, which may be issued from time to time in one or more series.

CDSI HOLDINGS INC.
Notes to Financial Statements – Continued
(8)	Income Taxes

During the years ended December 31, 2008 and 2007, the Company had no income and therefore made no provision for Federal and state income taxes.

At December 31, 2008 and 2007, the Company had approximately $7,025,000 and $6,995,000, respectively, of net operating loss carryforwards for federal and state tax reporting purposes available to offset future taxable income, if any; such carryforwards expire between 2009 and 2028 (federal) and 2006 and 2028 (state). Deferred tax assets and liabilities principally relate to net operating loss carryforwards and aggregate approximately $2,500,000 before valuation allowance. In assessing the realizability of the net deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. As of December 31, 2008, the Company has provided a full valuation allowance against net deferred tax assets due to the Company’s uncertainty of future taxable income against which the deferred tax asset may be utilized. Accordingly, no deferred tax asset has been recorded on the accompanying balance sheet.

(9)	Contingencies

As of December 31, 2008, the Company was not authorized to transact business in any state other than Delaware, which is its state of incorporation. The Company received an inquiry from the Florida Department of State (the “FDS”) inquiring whether the Company should have registered with the FDS in previous years, beginning in 1998. In March 2006, the Company responded to the inquiry and stated it believes its activities in previous years did not meet the requirements for such registration; however, no assurance can be provided that the Company’s position will be accepted by the FDS. The Company is unable to quantify the amount of any registration fees and other costs attributable to any failure to register and has not accrued any amounts in its financial statements related to such inquiry.

The Company received refunds of approximately $21,791 in 2007 for unclaimed property in a state the Company previously conducted business.