Form 10-Q
period 2009-03-31
CDSI HOLDINGS INC
filed 2009-05-15
CIK 1023994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended March 31, 2009

CDSI HOLDINGS INC.
(Exact name of registrant as specified in its charter)

Delaware	0001-22563	65-0949535

(State or other jurisdiction incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification No.)
100 S.E. Second Street
Miami, Florida 33131
305/579-8000

(Address, including zip code and telephone number, including area code, of the principal executive offices)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes     ☐ No
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes     ☐ No
     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer
☐ Non-accelerated filer	☒ Smaller reporting company
     Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. ☒ Yes     ☐ No
     At May 15, 2009, CDSI Holdings Inc. had 3,120,000 shares of common stock outstanding.

CDSI HOLDINGS INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

PART I. FINANCIAL INFORMATION
Item 1. Condensed Financial Statements (Unaudited):
CDSI HOLDINGS INC.
CONDENSED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2009	2008
Assets:

Current assets:
Cash and cash equivalents	$14,003	$19,698

Total assets	$14,003	$19,698

Liabilities and Stockholders’ Equity:

Current liabilities:
Accounts payable and accrued expenses	$12,561	$11,650

Total current liabilities	12,561	11,650

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 5,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value. Authorized 25,000,000 shares; 3,120,000 shares issued and outstanding	31,200	31,200
Additional paid-in capital	8,209,944	8,209,944
Accumulated deficit	(8,239,702)	(8,233,096)
Accumulated other comprehensive income	—	—

Total stockholders’ equity	1,442	8,048

Total liabilities and stockholders’ equity	$14,003	$19,698

See accompanying Notes to Condensed Financial Statements

CDSI HOLDINGS INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2009	2008

Revenues	$—	$—

Expenses:
General and administrative	6,607	12,109

	6,607	12,109

Operating loss	(6,607)	(12,109)

Interest income	1	259

Net loss	$(6,606)	$(11,850)

Net loss per share (basic and diluted)	$(0.00)	$(0.00)

Shares used in computing net loss per share	3,120,000	3,120,000

See accompanying Notes to Condensed Financial Statements

CDSI HOLDINGS INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(6,606)	$(11,850)
Increase in accounts payable and accrued expenses	911	6,136

Net cash used in operating activities	(5,695)	(5,714)

Net cash from investing activities	—	—

Net cash from financing activities	—	—

Net decrease in cash and cash equivalents	(5,695)	(5,714)
Cash and cash equivalents at beginning of period	19,698	50,288

Cash and cash equivalents at end of period	$14,003	$44,574

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

At March 31, 2009, the Company had an accumulated deficit of approximately $8,239,702. The Company has reported an operating loss in each of its fiscal quarters since inception and it expects to continue to incur operating losses in the immediate future. The Company has reduced operating expenses and is seeking acquisition and investment opportunities. There is a risk the Company will continue to incur operating losses.

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

The condensed financial statements of the Company as of March 31, 2009 presented herein have been prepared by the Company and are unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2009 and the results of operations and cash flows for all periods presented have been made. Results for the interim periods are not necessarily indicative of the results for the entire year.

These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2008 included in the Company’s Form 10-K, filed with the Securities and Exchange Commission (Commission File No. 0001-22563).

CDSI HOLDINGS INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)
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

On March 26, 2009, the Company and Vector entered into a $50,000 Revolving Credit Promissory Note (the “Revolver”) due December 31, 2012. The loan bears interest at 11% per annum and is due on December 31, 2012. There was a balance of $20,000 outstanding under the Revolver at May 15, 2009.

(4)	Net Loss Per Share

Basic loss per share of common stock is computed by dividing net loss applicable to common stockholders by the weighted average shares of common stock outstanding during the period (3,120,000 shares). Diluted per share results reflect the potential dilution from the exercise or conversion of securities into common stock.

Stock options and warrants (both vested and non-vested) totaling 18,000 shares and 9,000 shares for the three months ended March 31, 2009 and 2008, respectively, were excluded from the calculation of diluted per share results presented because their effect was anti-dilutive. 9,000 options expired on January 12, 2009 and there were no stock options and warrants (both vested and non-vested) as of March 31, 2009. Accordingly, diluted net loss per common share is the same as basic net loss per common share.

CDSI HOLDINGS INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
(5)	Investments and Fair Value Measurements

As of January 1, 2009, SFAS No. 157, “Fair Value Measurements,” applies to both the Company’s financial assets and liabilities and non-financial assets and liabilities. SFAS No. 157 provides guidance for using fair value to measure assets and liabilities and only applies when other standards require or permit the fair value measurement of assets and liabilities. SFAS No. 157 does not require any new fair value measurements but rather introduces a framework for measuring fair value and expands required disclosure about fair value measurements of assets and liabilities.

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

The Company did not have any fair value measurements for its non-financial assets and liabilities during the first quarter.

The Company’s population of recurring financial assets and liabilities subject to fair value measurements and the necessary disclosures are as consists of approximately $14,003 and $19,394 of cash invested in a money market fund as of March 31, 2009 and December 31, 2008, respectively. The fair value determination of the money market fund is a Level I asset under the SFAS 157 hierarchy. The money market fund is invested in Treasury Funds with quoted prices in active markets.

CDSI HOLDINGS INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
(6)	Comprehensive Loss

Comprehensive loss applicable to Common Shares for the three months ended March 31, 2009 and 2008 was $6,606 and $11,850, respectively.

(7)	Contingencies

As of March 31, 2009, the Company was not authorized to transact business in any state other than Delaware, which is its state of incorporation. The Company received an inquiry from the Florida Department of State (the “FDS”) inquiring whether the Company should have registered with the FDS in previous years, beginning in 1998. In March 2006, the Company responded to the inquiry and stated it believes its activities in previous years did not meet the requirements for such registration; however, no assurance can be provided that the Company’s position will be accepted by the FDS. The Company is unable to quantify the amount of any registration fees and other costs attributable to any failure to register and has not accrued any amounts in its condensed financial statements related to such inquiry.

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
Results of Operations
     Revenues
     For the three months ended March 31, 2009 and 2008, we did not generate revenues from operations.
     Expenses
     Expenses associated with corporate activities were $6,607 for the three months ended March 31, 2009, as compared to $12,109 for the same period in the prior year. The amounts were primarily due to the costs necessary to maintain a public company, which consist primarily of directors’ fees, accounting fees, and stock transfer fees.
     Other Income
     Interest income was $1 for the three months ended March 31, 2009, compared to $259 for the three months ended March 31, 2008. The decrease is due primarily to lower cash balances and lower interest rates in 2009 versus 2008.
Liquidity and Capital Resources
     At March 31, 2009, we had an accumulated deficit of approximately $8.2 million. We have has reported an operating loss in each of our fiscal quarters since inception and it expect to continue to incur operating losses in the immediate future. We have reduced operating expenses and are seeking acquisition and investment opportunities. No assurance can be given that we will not continue to incur operating losses.
     We have limited available cash, limited cash flow and limited liquid assets. We have not been able to generate sufficient cash from operations and, as a consequence, financing has been required to fund ongoing operations. Since completion of our initial public offering of our common stock (the “IPO”) in May 1997, we have primarily financed our operations with the net proceeds of the IPO. The funds were used to complete the introduction of the PC411 Service over the Internet, to expand marketing, sales and advertising, to develop or acquire new services or databases, to acquire Controlled Distribution Systems, Inc. and for general corporate purposes.

CDSI HOLDINGS INC.
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
     Cash used for operations for the three months ended March 31, 2009 and 2008 was $5,695 and $5,714, respectively. The decrease is associated primarily with the timing of payments of accounts payable and accrued liabilities offset by an increased net loss. We evaluate accruals on a quarterly basis and make adjustments when appropriate.
     We do not expect significant capital expenditures during the year ended December 31, 2009.
     At March 31, 2009, we had cash and cash equivalents of $14,003.
     Inflation and changing prices had no material impact on revenues or the results of operations for the periods ended March 31, 2009 and 2008.
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
     In March 2009, we entered into a revolving credit promissory note where our principal stockholder, Vector, has agreed to lend us $50,000 to meet our liquidity requirements over the next twelve months. The facility bears interest at 11% per annum and is due on December 31, 2012. The facility had a balance of $20,000 at May 15, 2009.
     Although there can be no assurance, we believe that we will be able to continue as a going concern for the next twelve months.
     We or our affiliates, including Vector, may, from time to time, based upon present market conditions, purchase shares of the Common Stock in the open market or in privately negotiated transactions.

CDSI HOLDINGS INC.
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Special Note Regarding Forward-Looking Statements
     We and our representatives may from time to time make oral or written “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”), including any statements that may be contained in the foregoing “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in this report and in other filings with the Securities and Exchange Commission and in our reports to stockholders, which represent our expectations or beliefs with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties and, in connection with the “safe-harbor” provisions of the Reform Act, we have identified under “Risk Factors” in Item 1 of our Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission and in this section important factors that could cause actual results to differ materially from those contained in any forward-looking statements made by or on behalf of us.
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

CDSI HOLDINGS INC.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     Reference is made to Note 7 to our unaudited condensed financial statements.
Item 6. Exhibits
4.1	Revolving Credit Promissory Note, dated as of March 26, 2009, by and between Vector Group Ltd., Lender, and CDSI Holdings Inc., as borrower. (incorporated by reference to Exhibit 4.1 to our Form 10-K for the year ended December 31, 2008).

31.1	Certification of Chief Executive Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CDSI HOLDINGS INC. (Registrant)
Date: May 15, 2009	By:	/s/ J. Bryant Kirkland III
J. Bryant Kirkland III
Vice President, Treasurer and Chief Financial Officer (Duly Authorized Officer and Chief Accounting Officer)