Form 10-Q
period 2009-06-30
CDSI HOLDINGS INC
filed 2009-08-14
CIK 1023994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2009

CDSI HOLDINGS INC.

(Exact name of registrant as specified in its charter)

Delaware	0001-22563	65-0949535

(State or other jurisdiction of incorporation or organization)	Commission File Number	(I.R.S. Employer Identification No.)
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
     Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. ☒ Yes     ☐ No
     At August 14, 2009, CDSI Holdings Inc. had 3,120,000 shares of common stock outstanding.

CDSI HOLDINGS INC.
CONDENSED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2009	2008
Assets:
Current assets:
Cash and cash equivalents	$19,319	$19,698

Total assets	$19.319	$19,698

Liabilities and Stockholders’ (Deficiency) Equity:

Current liabilities:
Accounts payable and accrued expenses	$6,927	$11,650

Total current liabilities	6,927	11,650

Revolving credit promissory note	20,000	—

Commitments and contingencies	—	—

Stockholders’ (deficiency) equity:
Preferred stock, $.01 par value. Authorized 5,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value. Authorized 25,000,000 shares; 3,120,000 shares issued and outstanding	31,200	31,200
Additional paid-in capital	8,209,944	8,209,944
Accumulated deficit	(8,248,752)	(8,233,096)
Accumulated other comprehensive income	—	—

Total stockholders’ (deficiency) equity	(7,608)	8,048

Total liabilities and stockholders’ (deficiency) equity	$19,319	$19,698

See accompanying Notes to Condensed Financial Statements

CDSI HOLDINGS INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008

Revenues	$—	$—	$—	$—

Cost and expenses:
General and administrative	8,773	7,805	15,380	19,915

	8,773	7,805	15,380	19,915

Operating loss	(8,773)	(7,805)	(15,380)	(19,915)

Other income (expense):
Interest income	—	105	1	364
Interest expense	(277)	—	(277)	—

Total other (expense) income	(277)	105	(276)	364

Net loss	$(9,050)	$(7,700)	$(15,656)	$(19,551)

Net loss per share (basic and diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Shares used in computing net loss per share	3,120,000	3,120,000	3,120,000	3,120,000

See accompanying Notes to Condensed Financial Statements

CDSI HOLDINGS INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,	June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(15,656)	$(19,551)

Changes in assets and liabilities:
Decrease in accounts payable and accrued expenses	(4,723)	(1,399)

Net cash used in operating activities	(20,379)	(20,950)

Net cash provided by investing activities	—	—

Net cash flows provided by financing activities:
Borrowings under revolving credit promissory note	20,000	—

Net provided by financing activities	20,000	—

Net decrease in cash and cash equivalents	(379)	(20,950)
Cash and cash equivalents at beginning of period	19,698	50,288

Cash and cash equivalents at end of period	$19,319	$29,338

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

At June 30, 2009, the Company had an accumulated deficit of approximately $8,248,752. The Company has reported an operating loss in each of its fiscal quarters since inception and it expects to continue to incur operating losses in the immediate future. The Company has reduced operating expenses and is seeking acquisition and investment opportunities. There is a risk the Company will continue to incur operating losses.

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

The condensed financial statements of the Company as of June 30, 2009 presented herein have been prepared by the Company and are unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2009 and the results of operations and cash flows for all periods presented have been made. Results for the interim periods are not necessarily indicative of the results for the entire year.

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

Subsequent Events

The Company has evaluated events that occurred subsequent to June 30, 2009, through the financial statement issue date of August 14, 2009, and determined that there were no recordable or reportable subsequent events.

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

On March 26, 2009, the Company and Vector entered into a $50,000 Revolving Credit Promissory Note (the “Revolver”) due December 31, 2012. The loan bears interest at 11% per annum and is due on December 31, 2012. There was a balance of $20,000 outstanding under the Revolver at June 30, 2009 and August 14, 2009.

(4)	Net Loss Per Share

Basic loss per share of common stock is computed by dividing net loss applicable to common stockholders by the weighted average shares of common stock outstanding during the period (3,120,000 shares). Diluted per share results reflect the potential dilution from the exercise or conversion of securities into common stock.

Stock options and warrants (both vested and non-vested) totaling 18,000 shares for the three and six months ended June 30, 2008 and 9,000 shares for the six months ended June 30, 2009 were excluded from the calculation of diluted per share results presented because their effect was anti-dilutive. All remaining stock options and warrants (both vested and non-vested) expired in January 2009. Accordingly, diluted net loss per common share is the same as basic net loss per common share.

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

The Company’s population of recurring financial assets and liabilities subject to fair value measurements and the necessary disclosures consists of approximately $7,095 and $19,394 of cash invested in a money market fund as of June 30, 2009 and December 31, 2008, respectively. The fair value determination of the money market fund is a Level I asset under the SFAS 157 hierarchy. The money market fund is invested in Treasury Funds with quoted prices in active markets.

CDSI HOLDINGS INC.
Notes to CONDENSED Financial Statements — (Continued)
(Unaudited)
(6)	Comprehensive Loss

Comprehensive loss applicable to Common Shares for the three months ended June 30, 2009 and 2008 was $9,050 and $7,700, respectively. Comprehensive loss applicable to Common Shares for the six months ended June 30, 2009 and 2008 was $15,656 and $19,551, respectively.

(7)	Contingencies

As of June 30, 2009, the Company was not authorized to transact business in any state other than Delaware, which is its state of incorporation. The Company received an inquiry from the Florida Department of State (the “FDS”) inquiring whether the Company should have registered with the FDS in previous years, beginning in 1998. In March 2006, the Company responded to the inquiry and stated it believes its activities in previous years did not meet the requirements for such registration; however, no assurance can be provided that the Company’s position will be accepted by the FDS. The Company is unable to quantify the amount of any registration fees and other costs attributable to any failure to register and has not accrued any amounts in its condensed financial statements related to such inquiry.

CDSI HOLDINGS INC.
Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
     We are a shell company as defined in Rule 12b-2 of the Securities Exchange Act of 1934 and hold limited amounts of cash. We intend to seek new business opportunities. As we have only limited cash resources, our ability to complete any acquisition or investment opportunities we may identify will depend on our ability to raise additional financing, as to which there can be no assurance. There can be no assurance that we will successfully identify, complete or integrate any future acquisition or investment, or that acquisitions or investments, if completed, will contribute favorably to our operations and future financial condition.
Recent Developments
     Revolving Credit Promissory Note. In March 2009, we entered into a revolving credit promissory note where our principal stockholder, Vector, has agreed to lend us $50,000 to meet our liquidity requirements over the next twelve months. The facility bears interest at 11% per annum and is due on December 31, 2012. The facility had a balance of $20,000 at June 30, 2009 and August 14, 2009.
Results of Operations
     Revenues
     For the three and six months ended June 30, 2009 and 2008 we did not generate revenues from operations.
     Expenses
     Expenses associated with corporate activities were $8,773 and $15,380 for the three and six months ended June 30, 2009, respectively, as compared to $7,805 and $19,915 for the same periods in the prior year. The expenses were primarily associated with costs necessary to maintain a public company, which consist primarily of directors’ fees, accounting fees, and stock transfer fees.
     Other income
     Interest expense was $277 for the three and six months ended June 30, 2009. Interest income was $0 and $1 for the three and six months ended June 30, 2009 compared to $105 and $364 for the three and six months ended June 30, 2008. The decrease in interest income is due primarily to lower cash balances and lower interest rates in 2009 versus 2008.
Liquidity and Capital Resources
     At June 30, 2009, we had an accumulated deficit of approximately $8.2 million. We have reported an operating loss in each of our fiscal quarters since inception and we expect to continue to incur operating losses in the immediate future. We have reduced operating expenses and are seeking acquisition and investment opportunities. No assurance can be given that we will not continue to incur operating losses.

CDSI HOLDINGS INC.
Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
     We have limited available cash, limited cash flow, and limited liquid assets. We have not been able to generate sufficient cash from operations and, as a consequence, financing has been required to fund ongoing operations. Since completion of our initial public offering of our common stock (the “IPO”) in May 1997, we have primarily financed our operations with the net proceeds of the IPO. The funds were used to complete the introduction of the PC411 Service over the Internet, to expand marketing, sales and advertising, to develop or acquire new services or databases, to acquire Controlled Distribution Systems, Inc. and for general corporate purposes.
     Cash used for operations for the six months ended June 30, 2009 and 2008 was $20,379 and $20,950, respectively. The decrease is associated primarily with the timing of payments of accounts payable and accrued liabilities offset by an increased net loss. We evaluate our accruals on a quarterly basis and makes adjustments when appropriate.
     Cash provided from financing activities of $20,000 for the six months ended June 30, 2009 consisted of borrowings under the revolving credit agreement.
     We do not expect significant capital expenditures during the year ended December 31, 2009.
     At June 30, 2009, we had cash and cash equivalents of $19,319.
     Inflation and changing prices had no material impact on revenues or the results of operations for the periods ended June 30, 2009 and 2008.
     We are not authorized to transact business in any state other than Delaware, which is its state of incorporation. We received an inquiry from the Florida Department of State (the “FDS”) inquiring whether we should have registered with the FDS in previous years, beginning in 1998. In March 2006, we responded to the inquiry and stated we believe our activities in previous years did not meet the requirements for such registration; however, no assurance can be provided that our position will be accepted. We are unable to quantify the amount of any registration fees and other costs attributable to any failure to register and have not accrued any amounts in our condensed financial statements related to such inquiry.
     In March 2009, we entered into a revolving credit promissory note where our principal stockholder, Vector, has agreed to lend us $50,000 to meet our liquidity requirements over the next twelve months. The facility bears interest at 11% per annum and is due on December 31, 2012. The facility had a balance of $20,000 at June 30, 2009 and August 14, 2009.
     Although there can be no assurance, we believe that we will be able to continue as a going concern for the next twelve months.
     We or our affiliates, including Vector, may, from time to time, based upon present market conditions, purchase shares of the Common Stock in the open market or in privately negotiated transactions.

CDSI HOLDINGS INC.
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Special Note Regarding Forward-Looking Statements
     We and our representatives may from time to time make oral or written “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”), including any statements that may be contained in the foregoing “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in this report and in other filings with the Securities and Exchange Commission and in our reports to stockholders, which represent our expectations or beliefs with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties and, in connection with the “safe-harbor” provisions of the Reform Act, we have identified under “Risk Factors” in Item 1 of our Form 10-K for the year ended December 31, 2008 and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, filed with the Securities and Exchange Commission and in this section important factors that could cause actual results to differ materially from those contained in any forward-looking statements made by or on behalf of us.
     Our plans and objectives are based, in part, on assumptions involving judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of ours. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, particularly in view of our limited operations, the inclusion of such information should not be regarded as a representation by us or any other person that the objectives and plans of ours will be achieved. Readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date on which such statements are made. We do not undertake to update any forward-looking statement that may be made from time to time on our behalf.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
No securities of ours which were not registered under the Securities Act of 1933 have been issued or sold by us during the three months ended June 30, 2009.
No securities of ours were repurchased by us or our affiliated purchasers during the three months ended June 30, 2009.
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

CDSI HOLDINGS INC. (Registrant)
Date: August 14, 2009	By:	/s/ J. Bryant Kirkland III
J. Bryant Kirkland III
Vice President, Treasurer and Chief Financial Officer (Duly Authorized Officer and Chief Accounting Officer)