Form 10-Q
period 2009-09-30
CDSI HOLDINGS INC
filed 2009-11-13
CIK 1023994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended September 30, 2009

CDSI HOLDINGS INC.
(Exact name of registrant as specified in its charter)

Delaware	000-22563	95-4463937
(State or other jurisdiction of	Commission File Number	(I.R.S. Employer Identification No.)
incorporation or organization)
100 S.E. Second Street
Miami, Florida 33131
305/579-8000
(Address, including zip code and telephone number, including area code, of the principal executive offices)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☑ Smaller reporting company
Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. ☑ Yes ☐ No
At November 13, 2009, CDSI Holdings Inc. had 3,120,000 shares of common stock outstanding.

CDSI HOLDINGS INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

Page

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited):

Condensed Balance Sheets as of September 30, 2009 and December 31, 2008	2

Condensed Statements of Operations for the three months and nine months ended September 30, 2009 and 2008	3

Condensed Statements of Cash Flows for the nine months ended September 30, 2009 and 2008	4

Notes to the Condensed Quarterly Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Controls and Procedures	12

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	13

Item 6. Exhibits	13

SIGNATURE	14

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

CDSI HOLDINGS INC.
CONDENSED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2009	2008

Assets:

Current assets:
Cash and cash equivalents	$11,568	$19,698

Total assets	$11,568	$19,698

Liabilities and Stockholders’ Equity:

Current liabilities:
Accounts payable and accrued expenses	$7,830	$11,650

Total current liabilities	7,830	11,650

Revolving credit promissory note	20,000	—

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 5,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value. Authorized 25,000,000 shares; 3,120,000 shares issued and outstanding	31,200	31,200
Additional paid-in capital	8,209,944	8,209,944
Accumulated deficit	(8,257,406)	(8,233,096)
Accumulated other comprehensive income	—	—

Total stockholders’ (deficiency) equity	(16,262)	8,048

Total liabilities and stockholders’ (deficiency) equity	$11,568	$19,698

See accompanying Notes to Condensed Financial Statements

CDSI HOLDINGS INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008

Revenues	$—	$—	$—	$—

Cost and expenses:
General and administrative	8,088	6,608	23,468	26,523

	8,088	6,608	23,468	26,523

Operating loss	(8,088)	(6,608)	(23,468)	(26,523)

Other income (expense):
Interest income	—	71	1	435
Interest expense	(566)	—	(843)	—

Total other (expense) income	(566)	71	(843)	435

Net loss	$(8,654)	$(6,537)	$(24,310)	$(26,088)

Net loss per share (basic and diluted)	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Shares used in computing net loss per share	3,120,000	3,120,000	3,120,000	3,120,000

See accompanying Notes to Condensed Financial Statements

CDSI HOLDINGS INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(24,310)	$(26,088)

Changes in assets and liabilities:
(Decrease) increase in accounts payable and accrued expenses	(3,820)	351

Net cash used in operating activities	(28,130)	(25,737)

Net cash from investing activities	—	—

Net cash from financing activities
Borrowings under revolving credit promissory note	20,000	—

Net cash provided by financing activities	20,000	—

Net decrease in cash and cash equivalents	(8,130)	(25,737)
Cash and cash equivalents at beginning of period	19,698	50,288

Cash and cash equivalents at end of period	$11,568	$24,551

See accompanying Notes to Condensed Financial Statements

CDSI HOLDINGS INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(1)	Business and Organization

CDSI Holdings Inc. (the “Company” or “CDSI”) was incorporated in Delaware on December 29, 1993 and is a shell company as defined in Rule 12b-2 of the Securities Exchange Act of 1934. On January 12, 1999, the Company’s stockholders voted to change the corporate name of the Company from PC411, Inc. to CDSI Holdings Inc. Prior to May 1998, the Company’s principal business was an on-line electronic delivery information service that transmitted name, address, telephone number and other related information digitally to users of personal computers (the “PC411 Service”). In May 1998, the Company acquired Controlled Distribution Systems, Inc. (“CDS”), a company engaged in the marketing and leasing of an inventory control system for tobacco products. In February 2000, CDSI announced CDS will no longer actively engage in the business of marketing and leasing the inventory control system. In November 2003, the Company and its wholly-owned subsidiary CDS merged with the Company as the surviving corporation.

At September 30, 2009, the Company had an accumulated deficit of $8,257,406. The Company has reported an operating loss in each of its fiscal quarters since inception and it expects to continue to incur operating losses in the immediate future. The Company has reduced operating expenses and is seeking acquisition and investment opportunities. There is a risk the Company will continue to incur operating losses.

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

The condensed financial statements of the Company as of September 30, 2009 presented herein have been prepared by the Company and are unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2009 and the results of operations and cash flows for all periods presented have been made. Results for the interim periods are not necessarily indicative of the results for the entire year.

These unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (Commission File No. 0001-22563).

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

Subsequent Events

The Company has evaluated events that occurred subsequent to September 30, 2009, through the financial statement issue date of November 13, 2009, and determined that there were no recordable or reportable subsequent events.

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

On March 26, 2009, the Company and Vector entered into a $50,000 Revolving Credit Promissory Note (the “Revolver”). The loan bears interest at 11% per annum and is due on December 31, 2012. There was a balance of $20,000 outstanding under the Revolver at September 30, 2009. Interest expense on the Revolver was $566 and $843 for the three and nine months ended September 30, 2009.

(4)	Net Loss Per Share

Basic loss per share of common stock is computed by dividing net loss applicable to common stockholders by the weighted average shares of common stock outstanding during the period (3,120,000 shares). Diluted per share results reflect the potential dilution from the exercise or conversion of securities into common stock.

Stock options and warrants (both vested and non-vested) totaling 15,000 shares for the three and nine months ended September 30, 2008 and 9,000 shares for the nine months ended September 30, 2009 were excluded from the calculation of diluted per share results presented because their effect was anti-dilutive. All remaining stock options and warrants (both vested and non-vested) expired in January 2009. Accordingly, diluted net loss per common share is the same as basic net loss per common share.

CDSI HOLDINGS INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
(5)	Investments and Fair Value Measurements

The Company utilizes a three-tier framework for assets and liabilities required to be measured at fair value. In addition, the Company uses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost) to value these assets and liabilities as appropriate. The Company uses an exit price when determining the fair value. The exit price represents amounts that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.

The Company utilizes a three-tier fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

Level 1	Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.
Level 2
Inputs other than quoted prices that are observable for the assets or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3	Unobservable inputs in which there is little market data, which requires the reporting entity to develop their own assumptions.
This hierarchy requires the use of observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.

The Company’s population of recurring financial assets and liabilities subject to fair value measurements and the necessary disclosures consists of approximately $7,095 and $19,394 of cash investments in a money market fund as of September 30, 2009 and December 31, 2008, respectively. The fair value determination of the money market fund is a Level 1 asset under the fair value authoritative guidance. The money market fund is invested in Treasury Funds with quoted prices in active markets.

CDSI HOLDINGS INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
(6)	Comprehensive Loss

Comprehensive loss applicable to Common Shares was $8,654 and $24,310 for the three and nine months ended September 30, 2009. Comprehensive loss applicable to Common Shares was $6,537 and $26,088 for the three and nine months ended September 30, 2008.

(7)	Contingencies

As of September 30, 2009, the Company was not authorized to transact business in any state other than Delaware, which is its state of incorporation. The Company received an inquiry from the Florida Department of State (the “FDS”) inquiring whether the Company should have registered with the FDS in previous years, beginning in 1998. In March 2006, the Company responded to the inquiry and stated it believes its activities in previous years did not meet the requirements for such registration; however, no assurance can be provided that the Company’s position will be accepted by the FDS. The Company is unable to quantify the amount of any registration fees and other costs attributable to any failure to register and has not accrued any amounts in its condensed financial statements related to such inquiry.

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
Recent Developments
Revolving Credit Promissory Note. In March 2009, we entered into a revolving credit promissory note where our principal stockholder, Vector, has agreed to lend us $50,000 to meet our liquidity requirements over the next twelve months. The facility bears interest at 11% per annum and is due on December 31, 2012. The facility had a balance of $20,000 at September 30, 2009 and November 13, 2009. Interest expense on the facility was $566 and $843 for the three and nine months ended September 30, 2009.
Results of Operations
Revenues
We did not generate revenues from operations for the three and nine months ended September 30, 2009 and 2008, respectively.
Expenses
Expenses associated with corporate activities were $8,088 and $23,468 for the three and nine months ended September 30, 2009, respectively, as compared to $6,608 and $26,523 for the same periods in the prior year. The expenses were primarily associated with costs necessary to maintain a public company, which consist primarily of directors’ fees, accounting fees, and stock transfer fees.
Other income
Interest expense was $566 and $843 for the three and nine months ended September 30, 2009. Interest income was $0 and $1 for the three and nine months ended September 30, 2009 compared to $71 and $435 for the three and nine months ended September 30, 2008. The decrease in interest income is due primarily to lower cash balances and lower interest rates in 2009 versus 2008.
Liquidity and Capital Resources
At September 30, 2009, we had an accumulated deficit of approximately $8.26 million. We have reported an operating loss in each of our fiscal quarters since inception and we expect to continue to incur operating losses in the immediate future. We have reduced operating expenses and are seeking acquisition and investment opportunities. No assurance can be given that we will not continue to incur operating losses.

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
Cash used for operations for the nine months ended September 30, 2009 and 2008 was $28,130 and $25,737, respectively. The increase is associated with higher interest costs and the timing of payments of accounts payable and accrued liabilities. We evaluate our accruals on a quarterly basis and makes adjustments when appropriate.
Cash provided from financing activities of $20,000 for the nine months ended September 30, 2009 consisted of borrowings under the revolving credit agreement.
We do not expect significant capital expenditures during the year ended December 31, 2009.
At September 30, 2009, we had cash and cash equivalents of $11,568.
Inflation and changing prices had no material impact on revenues or the results of operations for the periods ended September 30, 2009 and 2008.
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
In March 2009, we entered into a revolving credit promissory note where our principal stockholder, Vector, has agreed to lend us $50,000 to meet our liquidity requirements over the next twelve months. The facility bears interest at 11% per annum and is due on December 31, 2012. The facility had a balance of $20,000 at September 30, 2009 and November 13, 2009. Interest expense on the facility was $566 and $843 for the three and nine months ended September 30, 2009.
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
Special Note Regarding Forward-Looking Statements
We and our representatives may from time to time make oral or written “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”), including any statements that may be contained in the foregoing “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in this report and in other filings with the Securities and Exchange Commission and in our reports to stockholders, which represent our expectations or beliefs with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties and, in connection with the “safe-harbor” provisions of the Reform Act, we have identified under “Risk Factors” in Item 1 of our Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission and in this section important factors that could cause actual results to differ materially from those contained in any forward-looking statements made by or on behalf of us.
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

CDSI HOLDINGS INC. (Registrant)
Date: November 13, 2009	By:	/s/ J. Bryant Kirkland III
J. Bryant Kirkland III
Vice President, Treasurer and Chief Financial Officer (Duly Authorized Officer and Chief Accounting Officer)