Form 10-K
period 2009-12-31
CDSI HOLDINGS INC
filed 2010-03-30
CIK 1023994

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year ended December 31, 2009
Commission File Number: 000-22563

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
Common Stock, par value $.01 per share
     Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes   ☑ No
     Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. ☐ Yes   ☑ No
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes   ☐ No
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes   ☐ No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer (Do not check if a smaller reporting company)	Smaller Reporting Company ☑
     Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. ☑ Yes    ☐ No
     The aggregate market value of the common stock held by non-affiliates of CDSI Holdings Inc. as of June 30, 2009 was approximately $97,800.
     As of March 29, 2010, the issuer had a total of 3,120,000 shares of Common Stock outstanding.

CDSI HOLDINGS INC.
FORM 10-K
T A B L E O F C O N T E N T S

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
Company History
     We were incorporated in Delaware in December 1993 under the name PC411, Inc. In January 1999, we changed our name to CDSI Holdings Inc. to reflect a change in our principal business at that time.
     We were originally formed to develop an on-line service that transmited name, address, telephone number and other related information digitally to users of personal computers. In November 1998, we transferred substantially all of the non-cash assets and certain liabilities used in our on-line data distribution business to ThinkDirectMarketing Inc. (“TDMI”) in exchange for an initial 42.5% interest in that company.

The other investors of TDMI included Acxiom Corporation, Cater Barnard plc and TDMI’s management and employees. In January 2002, Dialog Group Inc. (“Dialog”) acquired all the stock of TDMI that it did not already own. In April 2007, we sold our remaining 2,800 shares of Dialog Common Stock for $204.
     In May 1998 we acquired Controlled Distribution Systems, Inc. (“CDS”), which was primarily engaged in marketing and leasing a prepaid, wireless, remote-operated retail inventory control and dispensing system for tobacco products called the Coinexx Star 10. In December 1998, CDS acquired substantially all of the assets of TD Rowe Corporation’s New York cigarette vending route. In February 2000, we terminated all operations relating to marketing and leasing the Coinexx Star 10 system. In October 2000, CDS sold the assets of its cigarette vending route, including vending machines and a van.
     In November 2003, we and our wholly-owned subsidiary CDS merged with CDSI Holdings Inc. as the surviving corporation.
Employees
     As of December 31, 2009, we had two employees, our President and Chief Executive Officer and our Vice President and Chief Financial Officer, both of whom are also employees of Vector Group Ltd. (“Vector”), our largest stockholder. We believe that we have good relations with our employees.

ITEM 1A.	RISK FACTORS
     Accumulated Deficit; History of Losses. At December 31, 2009, we had an accumulated deficit of approximately $8.3 million. We have reported an operating loss in each of our fiscal quarters since inception and expect to continue to incur operating losses in the immediate future. We have reduced operating expenses and are seeking acquisition and investment opportunities. There is a risk that we will continue to incur operating losses.
     Limited Resources and No Source of Operating Revenues. At December 31, 2009, we had cash and cash equivalents of $9,004 and negative working capital of $2,216. Since the sale of CDS’s vending route in October 2000, we have had no source of operating revenue. We will not achieve any significant revenues until the consummation of an acquisition or investment, if ever. Moreover, there can be no assurance that any acquisition or investment, if achieved, will result in material revenues from our operations or that we will operate on a profitable basis.
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
     Limited Trading Market. Since 1999, our common stock has been traded on the OTC Bulletin Board of the National Association of Security Dealers, Inc. There is a limited trading market in our shares and a stockholder could likely find it difficult to sell or to obtain quotations as to prices of our shares. During 2009, the average daily trading volume of our Common Stock was approximately 1,655 shares, with 202 days of 252 trading days having no trading activity. No assurances can be given that our Common Stock will continue to trade on the OTC Bulletin Board or that an orderly trading market will be maintained for our Common Stock.
     Absence of Full-Time Management Personnel. Our current President and Chief Executive Officer and our Vice President and Chief Financial Officer are executive officers of Vector. Neither of these individuals devotes his full time and attention to our affairs.
     Concentration of Stock Ownership. Vector beneficially owns approximately 47.8% of our outstanding Common Stock. As a result, Vector effectively controls all matters requiring stockholder approval, including the election of directors, the amendment of our Certificate of Incorporation, the appointment of officers and approval of significant corporate transactions including a merger, an acquisition or a sale of all or substantially all of our assets. Such concentration of ownership may also have the effect of delaying or preventing a change in control. In addition, we are subject to a State of Delaware statute regulating business combinations, which may also hinder or delay a change of control.
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

ITEM 1B.	UNRESOLVED STAFF COMMENTS
     None

ITEM 2.	PROPERTIES
     Our corporate offices are located in the executive offices of Vector. We believe that our current facilities are adequate for the foreseeable future.

ITEM 3.	LEGAL PROCEEDINGS
     We are not a party to any legal proceedings.

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES
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

	High	Low
2009
Fourth Quarter	$0.12	$0.07
Third Quarter	0.10	0.06
Second Quarter	0.13	0.05
First Quarter	0.13	0.10

2008
Fourth Quarter	$0.20	$0.07
Third Quarter	0.26	0.20
Second Quarter	0.45	0.14
First Quarter	0.39	0.16
     As of March 14, 2010, there were 32 holders of record of our Common Stock.
Dividend Policy
     We have never declared or paid dividends on our Common Stock and do not expect to pay any dividends in the foreseeable future.
Recent Sales of Unregistered Securities
     No securities were issued by us in 2009.
Issuer Purchases of Equity Securities
     No securities of ours were repurchased by us during the fourth quarter of 2009.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Results of Operations
     Revenues
     For the years ended December 31, 2009 and 2008, we did not generate revenues from operations.
     Expenses
     Expenses associated with corporate activities were $31,343 and $36,029 for the years ended December 31, 2009 and 2008, respectively. The expenses in both years were primarily associated with costs necessary to maintain a public company, which consist primarily of directors’ fees, auditing fees and stock transfer fees.
     Other Income
     Interest income was $1 and $439 for the years ended December 31, 2009 and 2008, respectively. The decrease is due primarily to lower cash balances and lower interest rates in 2009 versus 2008. Interest expense was $1,422 for the year ended December 31, 2009 related to a $50,000 Revolving Credit Promissory Note (the “Revolver”) entered into on March 26, 2009.
Liquidity and Capital Resources
     At December 31, 2009, we had an accumulated deficit of $8,265,860. We have reported an operating loss in each of our fiscal quarters since inception and we expect to continue to incur operating losses in the immediate future. We have reduced operating expenses and are seeking acquisition and investment opportunities. No assurance can be given that we will not continue to incur operating losses.
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
     Cash used for operations for the years ended December 31, 2009 and 2008 was $33,194 and $30,590, respectively. The increase is associated primarily with the timing of payments of accounts payable and accrued liabilities. We evaluate our accruals on a quarterly basis and make adjustments when appropriate.

     Cash from financing activities for the years ended December 31, 2009 and 2008 was $22,500 and $0, respectively. The increase is due to borrowings under the Revolver in 2009.
     We do not expect significant capital expenditures during the year ended December 31, 2010.
     At December 31, 2009, we had cash and cash equivalents of $9,004.
     Inflation and changing prices had no material impact on revenues or the results of operations for the years ended December 31, 2009 and 2008.
     In March 2009, we entered into the Revolver, a revolving credit promissory note where our principal stockholder, Vector, has agreed to lend us $50,000 to meet our liquidity requirements over the next twelve months. The facility bears interest at 11% per annum and is due on December 31, 2012. There was a balance $22,500 outstanding under the Revolver at December 31, 2009. In addition, we have recorded accrued interest expense of $1,422 to Vector in “Accounts payable and other accrued expenses” in our Balance Sheet at December 31, 2009.
     Although there can be no assurance, we believe that we will be able to continue as a going concern for the next twelve months.
     We or our affiliates, including Vector, may, from time to time, based upon present market conditions, purchase shares of the Common Stock in the open market or in privately negotiated transactions.

ITEM 8.	FINANCIAL STATEMENTS
     Our financial statements and the notes thereto, together with the report thereon of Becher Della Torre Gitto & Company PC dated March 29, 2010, appear beginning on page F-1 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None

ITEM 9A	(T). CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2009. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2009, such disclosure controls and procedures were effective in ensuring information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Management’s Annual Report on Internal Control over Financial Reporting
     Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934,

as amended. Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the framework contained in the report titled “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2009.
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
(c) Inherent Limitations on Effectiveness of Controls
     Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to errors or fraud may occur and not be detected. Our disclosure controls and procedures are designed to provide a reasonable level of assurance that their objectives are achieved.
(d) Changes in Internal Control Over Financial Reporting
     There were no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION
     None.

PART III
MANAGEMENT

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     Set forth below are the names, ages and positions of our directors and executive officers as of March 29, 2010.

Name	Age	Position
Richard J. Lampen	56	President, Chief Executive Officer and Director
J. Bryant Kirkland III	44	Vice President, Chief Financial Officer, Secretary, Treasurer and Director
Robert M. Lundgren	51	Director
     Richard J. Lampen, age 56, has served as President and Chief Executive Officer of ours since November 1998 and as our director since January 1997. Mr. Lampen has also served as Executive Vice President of Vector since July 1996 and as President and Chief Executive Officer of Ladenburg Thalmann Financial Services Inc. since September 2006. Since October 2008, Mr. Lampen has served as interim President and Chief Executive Officer of Castle Brands Inc., a publicly traded developer and importer of premium branded spirits in which Vector held an approximate 11% equity interest at December 31, 2008. From October 1995 to December 2005, Mr. Lampen served as the Executive Vice President and General Counsel of New Valley Corporation, where he also served as a director. From May 1992 to September 1995, Mr. Lampen was a partner at Steel Hector & Davis, a law firm located in Miami, Florida. From January 1991 to April 1992, Mr. Lampen was a Managing Director at Salomon Brothers Inc, an investment bank, and was an employee at Salomon Brothers Inc from 1986 to April 1992. Mr. Lampen is also a director of Ladenburg Thalmann Financial Services and Castle Brands Inc. Mr. Lampen received a Bachelor of Arts degree from The Johns Hopkins University in 1975 and received a Juris Doctorate degree in 1978 from Columbia Law School.
     J. Bryant Kirkland III, age 44, has served as our Vice President, Chief Financial Officer, Secretary and Treasurer since January 1998 and as our director since November 1998. Mr. Kirkland has served as a Vice President of Vector since 2001 and became Vice President, Treasurer and Chief Financial Officer of Vector on April 1, 2006. From November 1994 to December 2005, Mr. Kirkland served in various financial capacities with New Valley Corporation, the predecessor to New Valley LLC, since November 1994 and from January 1998 to December 2005 as the Vice President, Treasurer and Chief Financial Officer of New Valley Corporation. Mr. Kirkland also served as Chief Financial Officer of Ladenburg Thalmann Financial Services Inc. from June 2001 to October 2002. Mr. Kirkland received a Bachelor of Science in Business Administration from the University of North Carolina in 1987 and a Masters of Business Administration from Barry University in December 2006.
     Robert M. Lundgren, age 51, has served as our director since January 1997. He also served as our Vice President, Chief Financial Officer, Secretary and Treasurer from January 1997 through January 14, 1998. Mr. Lundgren has served as Chief Financial Officer of Westminster Christian School in Palmetto Bay, Florida since January 2010. He previously served as Director of Finance and Operations of Palmer Trinity School in Miami, Florida from July 2002 to December 2009. Mr. Lundgren was an independent consultant from October 2001 until July 2002. From January 14, 1998 to October 2001, Mr. Lundgren was employed by Solar Cosmetic Labs, Inc. as Chief Financial Officer. From November 1994 through January 14, 1998, Mr. Lundgren was employed by New Valley Corporation where he served as Vice President and

Chief Financial Officer from May 1996 to January 14, 1998. From November 1992 through November 1994, Mr. Lundgren worked for Deloitte & Touche as a Senior Manager in the audit practice. Mr. Lundgren has been a certified public accountant since 1981 and holds a Bachelor of Science in Accounting from Wake Forest University.
     Each director of ours holds office until the next annual meeting of stockholders or until his successor is elected and qualified. At present, our By-laws provide for not less than two directors or more than nine directors. Currently, there are three directors. The By-laws permit the Board of Directors to fill any vacancy and such director may serve until the next annual meeting of stockholders or until his successor is elected and qualified. Officers serve at the discretion of the Board of Directors.
Audit Committee
     The Audit Committee of our Board of Directors consists of Mr. Lundgren. Our Board of Directors has determined that Mr. Lundgren is an “audit committee financial expert” and “independent’ as those terms are defined under the applicable Securities and Exchange Commission rules. In determining that Mr. Lundgren was “independent”, the Board used the definition of independence in Rule 4200(a)(15) of the NASD’s listing standards.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “SEC”). Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms which they file. Based solely on review of the copies of such forms furnished to us, or written representations that no Forms 5 were required, we believe that, during and with respect to the fiscal year ended December 31, 2009, all officers and directors complied with applicable Section 16(a) filing requirements.
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

ITEM 11. EXECUTIVE COMPENSATION
Executive Compensation
     The following table sets forth the combined remuneration paid or accrued by us during our last two fiscal years to those persons who were, at December 31, 2009, our Principal Executive Officer or who were executive officers whose cash compensation exceeded $100,000 (the “named executive officers”).
Summary Compensation Table

							Nonqualified
						Non-Equity	Deferred
						Incentive Plan	Compensation		Total
Name and					Option	Compensation	Earnings	All Other	Compensation
Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Awards ($)	($)	($)	Compensation ($)	($)
Richard J. Lampen	2009	—	—	—	—	—	—	—	None
President and Chief
Executive Officer(1)	2008	—	—	—	—	—	—	—	None

(1)	Richard J. Lampen, who has served as our President and Chief Executive Officer since November 5, 1998, did not receive any salary or other compensation from us in 2009 or 2008, other than the normal compensation paid to directors of ours. See “Compensation of Directors.”
Stock Options
     In order to attract and retain persons necessary for our business, we adopted the 1997 Stock Option Plan (the “Option Plan”) covering up to 750,000 shares, pursuant to which officers, directors and key employees of ours and our consultants are eligible to receive incentive and/or non-incentive stock options. The Option Plan, which expired on January 29, 2007, was administered by the Board of Directors or the Compensation Committee. All options outstanding expired on January 12, 2009.
     There were no exercises or grants of options during 2009.
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
     The table below summarizes the compensation paid by us to non-employee directors for the fiscal year ended December 31, 2009.

					Changes in Pension
					Value and
	Fees			Non-Equity	Nonqualified
	Earned			Incentive Plan	Deferred
	or Paid		Option	Compensation	Compensation	All Other
Name	in Cash ($)	Stock Awards ($)	Awards ($)	($)	Earnings ($)	Compensation ($)	Total ($)
Richard J. Lampen	$5,000	—	—	—	—	—	$5,000

J. Bryant Kirkland III	$5,000	—	—	—	—	—	$5,000

Robert M. Lundgren	$5,000	—	—	—	—	—	$5,000

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The following table sets forth, as of March 29, 2010, the beneficial ownership of our Common Stock (the only class of voting securities) by (i) each person known to us to own beneficially more than five percent of the Common Stock, (ii) each of our directors, (iii) each of our named executive officers (as such term is defined in the Summary Compensation Table above) and (iv) all directors and executive officers as a group. Unless otherwise indicated, each person possesses sole voting and investment power with respect to the shares indicated as beneficially owned, and the business address of each person is 100 S.E. Second Street, Miami, Florida 33131.

	Number of Shares of
Name and Address(1)	Common Stock	Percentage of Ownership
Vector Group Ltd.(2)	1,490,000	47.8%

T. Baulch(3)	200,583	6.4%
5315-B FM 1960 West, #239 Houston, TX 77069

Jay Gottlieb(4)	191,200	6.1%
27 Misty Brooke Lane New Fairfield, CT 06812

J. Bryant Kirkland III	—	0.0%

Richard J. Lampen	—	0.0%

Robert Lundgren	—	0.0%
14545 SW 79th Court Miami, FL 33158

All executive officers and directors as a group (3 persons)(4)	—	0.0%

(1)	Unless otherwise indicated, each named person has sole voting and investment power with respect to the shares set forth opposite such named person’s name.

(2)	Vector has voting and investment power with regard to such shares. Richard J. Lampen, an executive officer and a director of ours, and J. Bryant Kirkland III, an executive officer and a director of ours, serve as Executive Vice President and Vice President, respectively, of Vector. Neither Mr. Kirkland nor Mr. Lampen has investment authority or voting control over our securities owned by Vector. The other executive officers of Vector are Howard M. Lorber, President and Chief Executive Officer and Marc N. Bell, Vice President and General Counsel. The directors of Vector are Mr. Lorber, Bennett S. LeBow, Henry C. Beinstein, Ronald J. Bernstein, Robert J. Eide, Jeffrey S. Podell and Jean E. Sharpe.

(3)	Based on Schedule 13G filed on February 16, 2010 by T. Baulch.

(4)	Based on Schedule 13G filed on February 11, 2010 by Jay Gottlieb.

Equity Compensation Plan Information
     There were no outstanding options, warrants, rights and other equity compensation under our equity plans as of December 31, 2009.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     Certain accounting and related finance functions are performed on behalf of us by employees of our principal stockholder, Vector. Expenses incurred relating to these functions are allocated to us and paid as incurred to Vector based on management’s best estimate of the cost involved. The amounts allocated were immaterial for all periods presented herein.
     On March 26, 2009, we entered into a $50,000 Revolving Credit Promissory Note (the “Revolver”) with Vector due December 31, 2012. The loan bears interest at 11% per annum and is due on December 31, 2012. There was a balance $22,500 outstanding under the Revolver at December 31, 2009.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
     The Audit Committee reviews and approves audit and permissible non-audit services performed by Becher Della Torre Gitto & Company PC, as well as the fees charged for such services. In our review of non-audit service fees and our appointment of Becher Della Torre Gitto & Company PC as our independent accountants, the Audit Committee considered whether the provision of such services is compatible with maintaining Becher Della Torre Gitto & Company PC’s independence. All of the services provided and fees charged by Becher Della Torre Gitto & Company PC in 2009 and 2008 were pre-approved by the Audit Committee.
     Audit Fees. The aggregate fees billed by Becher Della Torre Gitto & Company PC for professional services for the audit of our annual financial statements for 2008 and the review of the financial statements included in our quarterly reports on Form 10-Q for the quarters ended March 31, 2009, June 30, 2009 and September 30, 2009 was $11,011. The aggregate fees billed by Becher Della Torre Gitto & Company PC for professional services for the audit of our annual financial statements for 2007 and the review of the financial statements included in our quarterly reports on Form 10-QSB for the quarters ended March 31, 2008, June 30, 2008 and September 30, 2008 was $10,540.
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

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
     (a)(1) INDEX TO 2009 CONSOLIDATED FINANCIAL STATEMENTS:
     Our financial statements and the notes thereto, together with the report thereon of Becher Della Torre Gitto & Company PC dated March 29, 2010, appear beginning on page F-1 of this report.

     (a)(3) EXHIBITS
The following is a list of exhibits filed herewith as part of this Annual Report on Form 10-K:

3.1	Form of Restated Certificate of Incorporation of the Company (1)

3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the Company (2)

3.3	Form of By-Laws of the Company (1)

4.1	Revolving Credit Promissory Note, dated as of March 26, 2009, by and between Vector Group Ltd., Lender, and CDSI Holdings Inc., as borrower. (3)

31.1	Certification of Chief Executive Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

(1)	Previously filed as an Exhibit to our Registration Statement on Form S-1 (File No. 333-21545). This Exhibit is incorporated herein by reference.

(2)	Previously filed as an Exhibit to our Form 8-K filed January 14, 1999. This Exhibit is incorporated herein by reference.

(3)	Previously filed as an Exhibit to our Form 10-K for the year ended December 31, 2008. This exhibit is incorporated herein by reference.

SIGNATURES
     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on Mach 29, 2010, on its behalf by the undersigned, thereunto duly authorized.

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
     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on March 29, 2010.

Signature	Title
/s/ Richard J. Lampen Richard J. Lampen	Director, President and Chief Executive Officer

/s/ J. Bryant Kirkland III J. Bryant Kirkland III	Director, Vice President, Treasurer and Chief Financial Officer
(principal accounting and financial officer)

/s/Robert Lundgren Robert Lundgren	Director

CDSI HOLDINGS INC.
Financial Statements
December 31, 2009 and 2008
(With Report of Independent Registered Public Accounting Firm Thereon)

CDSI HOLDINGS INC.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of
CDSI Holdings Inc.:
We have audited the accompanying balance sheets of CDSI Holdings Inc. (the “Company”) as of December 31, 2009 and 2008, and the related statements of operations, stockholders’ (deficiency) equity, and cash flows for each of the years in the two-year period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the CDSI Holdings, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United State of America.
/s/ Becher Della Torre Gitto & Company PC
Becher Della Torre Gitto & Company PC
Ridgewood, NJ
March 29, 2010

CDSI HOLDINGS INC.
Balance Sheets

	December 31,	December 31,
	2009	2008
Assets:

Current assets:
Cash and cash equivalents	$9,004	$19,698

Total assets	$9,004	$19,698

Liabilities and Stockholders’ (Deficiency) Equity:

Current liabilities:
Accounts payable and accrued expenses	$11,220	$11,650

Total current liabilities	11,220	11,650

Revolving credit promissory note from related party	22,500	—

Commitments and contingencies	—	—

Stockholders’ (deficiency) equity:
Preferred stock, $.01 par value. Authorized 5,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value. Authorized 25,000,000 shares; 3,120,000 shares issued and outstanding	31,200	31,200
Additional paid-in capital	8,209,944	8,209,944
Accumulated deficit	(8,265,860)	(8,233,096)
Accumulated other comprehensive income	—	—

Total stockholders’ (deficiency) equity	(24,716)	8,048

Total liabilities and stockholders’ (deficiency) equity	$9,004	$19,698

See accompanying notes to financial statements.

CDSI HOLDINGS INC.
Statements of Operations

	Years Ended December 31,
	2009	2008
Revenues	$—	$—

Cost and expenses:
General and administrative	31,343	36,029

	31,343	36,029

Operating loss	(31,343)	(36,029)

Other income (expense):
Interest income	1	439
Interest expense	(1,422)	—

	(1,421)	439

Net loss	$(32,764)	$(35,590)

Net loss per share (basic and diluted)	$(0.01)	$(0.01)

Shares used in computing net loss per share	3,120,000	3,120,000

See accompanying notes to financial statements.

CDSI HOLDINGS INC.
Statements of Stockholders’ (Deficiency) Equity

					Accumulated	Total
			Additional		Other	Stockholders’
	Common Stock		Paid-in	Accumulated	Comprehensive	(Deficiency)
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at January 1, 2008	3,120,000	$31,200	$8,209,944	$(8,197,506)	$—	$43,638

Net loss	—	—	—	(35,590)	—	(35,590)

Balance at January 1, 2009	3,120,000	$31,200	$8,209,944	$(8,233,096)	$—	$8,048

Net loss	—	—	—	(32,764)	—	(32,764)

Balance at December 31, 2009	3,120,000	$31,200	$8,209,944	$(8,265,860)	$—	$(24,716)

See accompanying notes to financial statements.

CDSI HOLDINGS INC.
Statements of Cash Flows

	Years Ended December 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(32,764)	$(35,590)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
(Decrease) increase in accounts payable and accrued expenses	(430)	5,000

Net cash used in operating activities	(33,194)	(30,590)

Net cash from investing activities	—	—

Net cash from financing activities:
Borrowings under revolving credit promissory note	22,500	—

Net cash flows provided from financing activities	22,500	—

Net decrease in cash	(10,694)	(30,590)

Cash and cash equivalents at beginning of period	19,698	50,288

Cash and cash equivalents at end of period	$9,004	$19,698

Supplemental cash flow information:
Cash paid during year for:
Interest	—	—
Income taxes	—	—
See accompanying notes to financial statements.

CDSI HOLDINGS INC.
Notes to Financial Statements
(1)	Business and Organization

CDSI Holdings Inc. (the “Company” or “CDSI”) was incorporated in Delaware on December 29, 1993 and is a shell company as defined in Rule 12b-2 of the Securities Exchange Act of 1934. On January 12, 1999, the Company’s stockholders voted to change the corporate name of the Company from PC411, Inc. to CDSI Holdings Inc. Prior to May 1998, the Company’s principal business was an on-line electronic delivery information service that transmited name, address, telephone number and other related information digitally to users of personal computers (the “PC411 Service”). In May 1998, the Company acquired Controlled Distribution Systems, Inc. (“CDS”), a company engaged in the marketing and leasing of an inventory control system for tobacco products. In February 2000, CDSI announced CDS will no longer actively engage in the business of marketing and leasing the inventory control system. In November 2003, the Company and its wholly-owned subsidiary CDS merged with the Company as the surviving corporation.

At December 31, 2009, the Company had an accumulated deficit of approximately $8,265,860. The Company has reported an operating loss in each of its fiscal quarters since inception and it expects to continue to incur operating losses in the immediate future. The Company has reduced operating expenses and is seeking acquisition and investment opportunities. There is a risk the Company will continue to incur operating losses.

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

Fair Value of Financial Instruments

The fair values of the Company’s cash and cash equivalents and accrued expenses approximate their carrying values due to the relatively short maturities of these instruments. The carrying value of the Revolving Credit Promissory Note is estimated to approximate fair value as the stated note approximates its fair value.

CDSI HOLDINGS INC.
Notes to Financial Statements — Continued
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

Computation of Basic and Diluted Net Loss per Share

Basic net loss per share of Common Stock has been computed by dividing the net loss applicable to common shareholders by the weighted average number of shares of common stock outstanding during the year. Diluted loss per share is computed by dividing net loss applicable to common shareholders by the weighted average number of common shares outstanding, increased by the assumed conversion of other potentially dilutive securities during the period. Stock options and warrants totaling 9,000 shares at December 31, 2008,were excluded from the calculation of diluted per share results presented because their effect was anti-dilutive. Accordingly, diluted net loss per common share is the same as basic net loss per common share.

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

Subsequent Events

The Company has evaluated events that occurred subsequent to December 31, 2009, through the financial statement issue date (March 29, 2010), and determined that there were no recordable or reportable subsequent events.

CDSI HOLDINGS INC.
Notes to Financial Statements — Continued
(3)	Investments and Fair Value Measurements

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

The Company’s population of recurring financial assets and liabilities subject to fair value measurements and the necessary disclosures consists of approximately $7,096 and $19,394 of cash invested in a money market fund as of December 31, 2009 and 2008, respectively. The fair value determination of the money market fund is a Level 1 asset under the fair value hierarchy. The money market fund is invested in Treasury Funds with quoted prices in active markets.
(4)	Related Party Transactions

Certain accounting and related finance functions are performed on behalf of the Company by employees of the Company’s principal stockholder, Vector Group Ltd. (“Vector”). Expenses incurred relating to these functions are allocated to the Company and paid as incurred to Vector

CDSI HOLDINGS INC.
Notes to Financial Statements — Continued
based on management’s best estimate of the cost involved. The amounts allocated were immaterial for all periods presented herein.

On March 26, 2009, the Company and Vector entered into a $50,000 Revolving Credit Promissory Note (the “Revolver”) due December 31, 2012. The loan bears interest at 11% per annum and is due on December 31, 2012. There was a balance $22,500 outstanding under the Revolver at December 31, 2009. In addition, the Company has recorded accrued interest expense of $1,422 to Vector in “Accounts payable and other accrued expenses” in its Balance Sheet at December 31, 2009.
(5)	Stock Options

The Company granted equity compensation under its 1997 Stock Option Plan (the “1997 Plan”), which expired on January 29, 2007 and provided for the grant of options to purchase the Company’s stock to the employees and directors of the Company. The term of the options granted under the 1997 Plan was limited to 10 years from the date of grant.

The Company accounts for stock options by estimating at the date of grant using the Black-Scholes option pricing model. There were no option grants in the years ended December 31, 2009 and 2008.

Approximately 9,000 and 119,000 options to acquire shares of Common Stock expired during 2009 and 2008, respectively.

CDSI HOLDINGS INC.
Notes to Financial Statements — Continued
A summary of the Company’s stock option activity is as follows:

Weighted-
Average
			Weighted-	Remaining
			Average Exercise	Contractual Term	Aggregate Intrinsic
	Shares		Price	(in years)	Value
Outstanding at January 1, 2008	128,000		$1.34	.35	$—
Granted	—		—	—	—
Exercised	—		—	—	—
Forfeited or expired	(119,000)		1.41	—	—

Outstanding at December 31, 2008	9,000		$0.44	0.03	$—
Granted	—		—	—	—
Exercised	—		—	—	—
Forfeited or expired	(9,000	)(1)	0.44	—	—

Outstanding at December 31, 2009	—		$—	—	$—

Exercisable at December 31, 2009	—				$—

Options vested during period	—				$—

(1)	These options expired on January 12, 2009.
(6)	Preferred Stock

The Company has the authority to issue 5,000,000 shares of Preferred Stock, which may be issued from time to time in one or more series.

CDSI HOLDINGS INC.
Notes to Financial Statements — Continued
(7)	Income Taxes

During the years ended December 31, 2009 and 2008, the Company had no income and therefore made no provision for Federal and state income taxes.

At December 31, 2009 and 2008, the Company had approximately $7,050,000 and $7,025,000, respectively, of net operating loss carryforwards for federal and state tax reporting purposes available to offset future taxable income, if any; such carryforwards expire between 2010 and 2029 (federal) and 2010 and 2029 (state). Deferred tax assets and liabilities principally relate to net operating loss carryforwards and aggregate approximately $2,500,000 before valuation allowance. In assessing the realizability of the net deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. As of December 31, 2009, the Company has provided a full valuation allowance against net deferred tax assets due to the Company’s uncertainty of future taxable income against which the deferred tax asset may be utilized. Accordingly, no deferred tax asset has been recorded on the accompanying balance sheet.