Form 10-Q
period 2010-06-30
CDSI HOLDINGS INC
filed 2010-08-16
CIK 1023994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended June 30, 2010

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

At August 16, 2010, CDSI Holdings Inc. had 3,270,000 shares of common stock outstanding.

CDSI HOLDINGS INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

TABLE OF CONTENTS

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements (Unaudited):

	Condensed Balance Sheets as of June 30, 2010 and December 31, 2009	2

	Condensed Statements of Operations for the three and six months ended June 30, 2010 and 2009	3

	Condensed Statements of Cash Flows for the six months ended June 30, 2010 and 2009	4

	Notes to the Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

Item 3.	Controls and Procedures	10

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	11

Item 6.	Exhibits	11

SIGNATURE		12

CDSI HOLDINGS INC.

CONDENSED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2010	2009

Assets:

Current assets:
Cash and cash equivalents	$17,810	$9,004
Other receivable	2,825	-

Total assets	$20,635	$9,004

Liabilities and Stockholders’ Deficiency:

Current liabilities:
Accounts payable and accrued expenses	$5,876	$9,800
Accrued interest on revolving credit promissory note	2,665	1,420

Total current liabilities	8,541	11,220

Revolving credit promissory note from related party	37,500	22,500

Commitments and contingencies	-	-

Stockholders’ deficiency:
Preferred stock, $.01 par value. Authorized 5,000,000 shares; no shares issued and outstanding	-	-
Common stock, $.01 par value. Authorized 25,000,000 shares; 3,270,000 and 3,120,000 shares issued and outstanding	32,700	31,200
Additional paid-in capital	8,223,444	8,209,944
Accumulated deficit	(8,281,550)	(8,265,860)
Accumulated other comprehensive income	-	-

Total stockholders’ deficiency	(25,406)	(24,716)

Total liabilities and stockholders’ deficiency	$20,635	$9,004

See accompanying Notes to Condensed Financial Statements

CDSI HOLDINGS INC.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
Revenues	$—	$—	$—	$—

Cost and expenses:
General and administrative	9,352	8,773	17,270	15,380
	9,352	8,773	17,270	15,380

Operating loss	(9,352)	(8,773)	(17,270)	(15,380)

Other income (expense):
Interest income	—	—	—	1
Interest expense	(624)	(277)	(1,245)	(277)
Recovery of unclaimed property	2,825	—	2,825	—
Total other income (expense)	2,201	(277)	1,580	(276)

Net loss	$(7,151)	$(9,050)	$(15,690)	$(15,656)

Net loss per share (basic and diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares used in computing net loss per share (basic and diluted)	3,232,087	3,120,000	3,176,353	3,120,000

See accompanying Notes to Condensed Financial Statements

CDSI HOLDINGS INC.

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,	June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(15,690)	$(15,656)

Changes in assets and liabilities:
Increase in other receivable	(2,825)	-
Decrease in accounts payable and accrued expenses	(3,924)	(4,723)
Increase in accrued interest on revolving credit promissory note	1,245	-

Net cash used in operating activities	(21,194)	(20,379)

Net cash from investing activities	-	-

Net cash from financing activities
Borrowings under revolving credit promissory note	15,000	20,000
Proceeds from issuance of common stock	15,000	-
Net cash provided by financing activities	30,000	20,000

Net increase (decrease) in cash and cash equivalents	8,806	(379)
Cash and cash equivalents at beginning of period	9,004	19,698

Cash and cash equivalents at end of period	$17,810	$19,319

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

At June 30, 2010, the Company had an accumulated deficit of $8,281,550.  The Company has reported an operating loss in each of its fiscal quarters since inception and it expects to continue to incur operating losses in the immediate future.  The Company has reduced operating expenses and is seeking acquisition and investment opportunities.  There is a risk the Company will continue to incur operating losses.

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

The condensed financial statements of the Company as of June 30, 2010 presented herein have been prepared by the Company and are unaudited.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2010 and the results of operations and cash flows for all periods presented have been made.  Results for the interim periods are not necessarily indicative of the results for the entire year.

These unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (Commission File No. 0001-22563).

CDSI HOLDINGS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS – (Continued)
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

Basis of Presentation

Certain reclassifications have been made to the 2009 financial information to conform to the 2010 presentation.

(2)	Other Income

The Company recorded other income of $2,825 for the three and six months ended June 30, 2010 due to the recovery of unclaimed property.

(3)	Related Party Transactions

There was a balance of $37,500 and $22,500 outstanding under the 11% Revolving Credit Promissory Note due 2012 (the “Revolver”) at June 30, 2010 and December 31, 2009, respectively. Interest expense on the Revolver was $624 and $1,245 for the three and six months ended June 30, 2010.  Interest expense on the Revolver was $277 and $277 for the three and six months ended June 30, 2009.

(4)     Investments and Fair Value Measurements

The Company’s population of recurring financial assets and liabilities subject to fair value measurements and the necessary disclosures consists of approximately $7,096 of cash investments in a money market fund as of June 30, 2010 and December 31, 2009, respectively.  The fair value determination of the money market fund is a Level 1 asset under the fair value authoritative guidance.  The money market fund is invested in Treasury Funds with quoted prices in active markets.

(5)	Issuance of Common Stock

On April 23, 2010, the Company entered into a stock purchase agreement pursuant to which the Company sold 150,000 shares of the Company’s common stock (the “Shares”) for an aggregate purchase price of $15,000, or $0.10 per Share.  The Shares are restricted securities and no registration rights have been granted.  The issuance of the Shares is exempt from the registration requirements under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof, because the transaction does not involve a public offering.

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

Recent Developments

Sale of Equity Shares.  On April 23, 2010, we entered into a stock purchase agreement pursuant to which we sold 150,000 shares of our common stock for an aggregate purchase price of $15,000, or $0.10 per share.  The shares are restricted securities and no registration rights have been granted.  The issuance of the shares is exempt from the registration requirements under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof, because the transaction does not involve a public offering.

Results of Operations

Revenues

We did not generate revenues from operations for the three and six months ended June 30, 2010 and 2009, respectively.

Expenses

Expenses associated with corporate activities were $9,352 and $17,270 for the three and six months ended June 30, 2010, as compared to $8,773 and $15,380 for the same periods in the prior year.  The expenses were primarily associated with costs necessary to maintain a public company, which consist primarily of directors’ fees, accounting fees, and stock transfer fees.

Other income (expenses)

Interest expense was $624 and $1,245 for the three and six months ended June 30, 2010 compared to interest expense of $277 for the same periods in the prior year.  The increase in interest expense is related to the revolving credit promissory note entered into in March 2009.

The recovery of unclaimed property relates to refunds receivable for unclaimed property in a state where we previously conducted business. In December 2009, we filed for refunds of approximately $2,800 and in July 2010 were notified that the refund claims had been approved for payment.

CDSI HOLDINGS INC.

Liquidity and Capital Resources

At June 30, 2010, we had an accumulated deficit of approximately $8.28 million.  We have reported an operating loss in each of our fiscal quarters since inception and we expect to continue to incur operating losses in the immediate future.  We have reduced operating expenses and are seeking acquisition and investment opportunities.  No assurance can be given that we will not continue to incur operating losses.

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

Cash used for operations for the six months ended June 30, 2010 and 2009 was $21,194 and $20,379, respectively. The increase is associated with the timing of payments of accounts payable and accrued liabilities.  We evaluate our accruals on a quarterly basis and makes adjustments when appropriate.

Cash provided from financing activities was $30,000 and $20,000 for the six months ended June 30, 2010 and 2009, respectively.  In the first six months of 2010, cash provided from financing activities was from the proceeds from the sale of common stock of $15,000 and borrowings under the revolving credit agreement of $15,000.  In the first six months of 2009, cash provided from financing activities was from borrowings under the revolving credit agreement of $20,000.

We do not expect significant capital expenditures during the year ended December 31, 2010.

At June 30, 2010, we had cash and cash equivalents of $17,810.

Inflation and changing prices had no material impact on revenues or the results of operations for the periods ended June 30, 2010 and 2009.

In March 2009, we entered into a revolving credit promissory note where our principal stockholder, Vector Group Ltd., has agreed to lend us $50,000 to meet our liquidity requirements over the next twelve months.  The facility bears interest at 11% per annum and is due on December 31, 2012.  The facility had a balance of $37,500 at June 30, 2010.  Interest expense on the facility was $624 and $1,245 for the three and six months ended June 30, 2010, respectively.  Interest expense on the facility was $277 for the three and six months ended June 30, 2009, respectively.

Although there can be no assurance, we believe that we will be able to continue as a going concern for the next twelve months.

We or our affiliates, including Vector, may, from time to time, based upon present market conditions, purchase shares of our common stock in the open market or in privately negotiated transactions.

CDSI HOLDINGS INC.

Special Note Regarding Forward-Looking Statements

We and our representatives may from time to time make oral or written “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”), including any statements that may be contained in the foregoing “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in this report and in other filings with the Securities and Exchange Commission and in our reports to stockholders, which represent our expectations or beliefs with respect to future events and financial performance.  These forward-looking statements are subject to certain risks and uncertainties and, in connection with the “safe-harbor” provisions of the Reform Act, we have identified under "Risk Factors" in Item 1 of our Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission and in this section important factors that could cause actual results to differ materially from those contained in any forward-looking statements made by or on behalf of us.

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

CDSI HOLDINGS INC.
(Registrant)

Date: August 16, 2010	By:	/s/J. Bryant Kirkland III
J. Bryant Kirkland III
Vice President, Treasurer
and Chief Financial Officer
(Duly Authorized Officer and
Chief Accounting Officer)