Form 10-K
period 2010-12-31
CDSI HOLDINGS INC
filed 2011-01-31
CIK 1023994

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2010

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
Common Stock, par value $.01 per share

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes]   ☒ No

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    ☐ Yes ☒ No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.   ☐ Large accelerated filer     ☐ Accelerated filer     ☐ Non-accelerated filer  Smaller Reporting Company ☒

Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  ☒ Yes   ☐ No

The aggregate market value of the common stock held by non-affiliates of CDSI Holdings Inc. as of June 30, 2010 was approximately $472,700.

As of January 31, 2011, the issuer had a total of 3,270,000 shares of common stock outstanding.

CDSI HOLDINGS INC.
FORM 10-K

TABLE OF CONTENTS

PART I

ITEM 1.                BUSINESS

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations.  Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of ours to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties.  Our plans and objectives are based, in part, on assumptions involving judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of us.  Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate.  In light of the significant uncertainties inherent in the forward-looking statements included herein, particularly in view of our limited operations, the inclusion of such information should not be regarded as a representation by us or any other person that the objectives and plans of ours will be achieved.  Readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date on which such statements are made.  Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth in this report under the headings “The Company”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.  We do not undertake to update any forward-looking statement that may be made from time to time on our behalf.

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

Employees

As of December 31, 2010, we had two employees, our President and Chief Executive Officer and our Vice President and Chief Financial Officer, both of whom are also employees of Vector Group Ltd. (“Vector”), our largest stockholder. We believe that we have good relations with our employees.

ITEM 1A.             RISK FACTORS

Accumulated Deficit; History of Losses.  At December 31, 2010, we had an accumulated deficit of approximately $8.3 million.  We have reported an operating loss in each of our fiscal quarters since inception and expect to continue to incur operating losses in the immediate future.  We have reduced operating expenses and are seeking acquisition and investment opportunities.  There is a risk that we will continue to incur operating losses.

Limited Resources and No Source of Operating Revenues.  At December 31, 2010, we had cash and cash equivalents of $5,586 and negative working capital of $7,420.  Since the sale of CDS’s vending route in October 2000, we have had no source of operating revenue.  We will not achieve any significant revenues until the consummation of an acquisition or investment, if ever.  Moreover, there can be no assurance that any acquisition or investment, if achieved, will result in material revenues from our operations or that we will operate on a profitable basis.

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

Limited Trading Market.  Since 1999, our common stock has been traded on the OTC Bulletin Board of the National Association of Security Dealers, Inc.  There is a limited trading market in our shares and a stockholder could likely find it difficult to sell or to obtain quotations as to prices of our shares.  During 2010, the average daily trading volume of our Common Stock was approximately 1,209 shares, with 207 days of 252 trading days having no trading activity.  No assurances can be given that our Common Stock will continue to trade on the OTC Bulletin Board or that an orderly trading market will be maintained for our common stock.

Absence of Full-Time Management Personnel. Our current President and Chief Executive Officer and our Vice President and Chief Financial Officer are executive officers of Vector.  Neither of these individuals devotes his full time and attention to our affairs.

Concentration of Stock Ownership.  Vector beneficially owns approximately 45.6% of our outstanding common stock.  As a result, Vector effectively controls all matters requiring stockholder approval, including the election of directors, the appointment of officers and approval of significant corporate transactions including a merger, an acquisition or a sale of all or substantially all of our assets.  Such concentration of ownership may also have the effect of delaying or preventing a change in control.  In addition, we are subject to a State of Delaware statute regulating business combinations, which may also hinder or delay a change of control.

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

	High	Low

2010
Fourth Quarter	$0.30	$0.14
Third Quarter	0.20	0.18
Second Quarter	0.30	0.07
First Quarter	0.14	0.07

2009
Fourth Quarter	$0.12	$0.07
Third Quarter	0.10	0.06
Second Quarter	0.13	0.05
First Quarter	0.13	0.10

As of January 14, 2011, there were 24 holders of record of our common stock.

Dividend Policy

We have never declared or paid dividends on our common stock and do not expect to pay any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

On April 23, 2010, we entered into a stock purchase agreement pursuant to which we sold 150,000 shares of our common stock (the “Shares”) for an aggregate purchase price of $15,000, or $0.10 per Share.  The Shares are restricted securities and no registration rights have been granted.  The issuance of the Shares was exempt from the registration requirements under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof, because the transaction did not involve a public offering.

Issuer Purchases of Equity Securities

No securities of ours were repurchased by us during 2010.

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

Results of Operations

Revenues

For the years ended December 31, 2010 and 2009, we did not generate revenues from operations.

Expenses

Expenses associated with corporate activities were $35,520 and $31,343 for the years ended December 31, 2010 and 2009, respectively.  The expenses in both years were primarily associated with costs necessary to maintain a public company, which consist primarily of directors’ fees, auditing fees and stock transfer fees.

Other Income

Interest expense was $2,510 and $1,422 for the years ended December 31, 2010 and 2009, respectively.  The increase in interest expense is related to the revolving credit promissory note entered into in March 2009.

The recovery of unclaimed property relates to refunds receivable for unclaimed property in a state where we previously conducted business. In December 2009, we filed for refunds of approximately $2,800 and in July 2010 were notified that the refund claims had been approved for payment.

Liquidity and Capital Resources

At December 31, 2010, we had an accumulated deficit of $8,301,064.  We have reported an operating loss in each of our fiscal quarters since inception and we expect to continue to incur operating losses in the immediate future.  We have reduced operating expenses and are seeking acquisition and investment opportunities.  No assurance can be given that we will not continue to incur operating losses.

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

Cash used for operations for the years ended December 31, 2010 and 2009 was $33,418 and $33,194, respectively. The increase is associated primarily with the timing of payments of accounts payable and accrued liabilities offset by the increase in accrued interest on the Revolver.  We evaluate our accruals on a quarterly basis and make adjustments when appropriate.

Cash from financing activities for the years ended December 31, 2010 and 2009 was $30,000 and $22,500, respectively.  Cash provided by financing activities was from the proceeds from the sale of common stock of $15,000 and borrowings under the Revolving Credit Promissory Note (the “Revolver”) of $15,000 for the year ended December 31, 2010.   Cash provided by financing activities was from the borrowings under the Revolver of $22,500 for the year ended December 31, 2009.

We do not expect significant capital expenditures during the year ended December 31, 2010.

At December 31, 2010, we had cash and cash equivalents of $5,586.

Inflation and changing prices had no material impact on revenues or the results of operations for the years ended December 31, 2010 and 2009.

In March 2009, we entered into the Revolver, a revolving credit promissory note where our principal stockholder, Vector, agreed to lend us $50,000 to meet our liquidity requirements over the next twelve months.  The facility bears interest at 11% per annum and is due on December 31, 2012. The facility had a balance of $37,500 at December 31, 2010.  Interest expense on the facility was $2,510 and $1,422 for the years ended December 31, 2010 and 2009, respectively.  On January 26, 2011, we and Vector entered into an amendment to the Revolver increasing the amount that we may borrow thereunder from $50,000 to $100,000.

Although there can be no assurance, we believe that we will be able to continue as a going concern for the next twelve months.

We or our affiliates, including Vector, may, from time to time, based upon present market conditions, purchase shares of the common stock in the open market or in privately negotiated transactions.

ITEM 8.	FINANCIAL STATEMENTS

Our financial statements and the notes thereto, together with the report thereon of Becher Della Torre Gitto & Company PC dated January 31, 2011, appear beginning on page F-1 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A (T).	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2010.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2010, such disclosure controls and procedures were effective in ensuring information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended.  Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2010 based on the framework contained in the report titled “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation.  Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2010.

This annual report does not include an attestation report of Becher Della Torre Gitto & Company PC, our independent registered public accounting firm, regarding internal control over financial reporting. Our report is not subject to attestation by our independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

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

None.

PART III
MANAGEMENT

ITEM 10.              DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are the names, ages and positions of our directors and executive officers as of January 31, 2011.

Name	Age	Position

Richard J. Lampen	57	President, Chief Executive Officer and Director
J. Bryant Kirkland III	45	Vice President, Chief Financial Officer, Secretary, Treasurer and Director
Robert M. Lundgren	52	Director
Glenn L. Halpryn	50	Director

Richard J. Lampen, age 57, has served as President and Chief Executive Officer of ours since November 1998 and as our director since January 1997.  Mr. Lampen has also served as Executive Vice President of Vector since July 1996.  Mr. Lampen has also served as President and Chief Executive Officer of Ladenburg Thalmann Financial Services Inc. (AMEX:LTS), an entity which Vector owns an approximate 8% equity interest, since September 2006.  Since October 2008, Mr. Lampen has served as interim President and Chief Executive Officer of Castle Brands Inc. (AMEX:ROX), a publicly traded developer and importer of premium branded spirits in which Vector held an approximate 11% equity interest at December 31, 2010.  From October 1995 to December 2005, Mr. Lampen served as the Executive Vice President and General Counsel of New Valley Corporation, where he also served as a director. From May 1992 to September 1995, Mr. Lampen was a partner at Steel Hector & Davis, a law firm located in Miami, Florida. From January 1991 to April 1992, Mr. Lampen was a Managing Director at Salomon Brothers Inc, an investment bank, and was an employee at Salomon Brothers Inc from 1986 to April 1992. Mr. Lampen is also a director of Ladenburg Thalmann Financial Services and Castle Brands Inc.  Mr. Lampen received a Bachelor of Arts degree from The Johns Hopkins University in 1975 and received a Juris Doctorate degree in 1978 from Columbia Law School.  Mr. Lampen’s pertinent experience, qualifications, attributes and skills include managerial experience and the knowledge and experience he has attained through his service as a director of publicly-traded corporations.

J. Bryant Kirkland III, age 45, has served as our Vice President, Chief Financial Officer, Secretary and Treasurer since January 1998 and as our director since November 1998.  Mr. Kirkland has served as a Vice President of Vector since 2001 and became Vice President, Treasurer and Chief Financial Officer of Vector on April 1, 2006.  From November 1994 to December 2005, Mr. Kirkland served in various financial capacities with New Valley Corporation, the predecessor to New Valley LLC, since November 1994 and from January 1998 to December 2005 as the Vice President, Treasurer and Chief Financial Officer of New Valley Corporation.  Mr. Kirkland also served as Chief Financial Officer of Ladenburg Thalmann Financial Services Inc. from June 2001 to October 2002.  Mr. Kirkland received a Bachelor of Science in Business Administration from the University of North Carolina in 1987 and a Masters of Business Administration from Barry University in December 2006.  Mr. Kirkland’s pertinent experience, qualifications, attributes and skills include financial literacy and expertise.

Robert M. Lundgren, age 52, has served as our director since January 1997.  He also served as our Vice President, Chief Financial Officer, Secretary and Treasurer from January 1997 through January 14, 1998.  Mr. Lundgren has served as Chief Financial Officer of Westminster Christian School in Palmetto Bay, Florida since January 2010.  He previously served as Director of Finance and Operations of Palmer Trinity School in Miami, Florida from July 2002 to December 2009.  Mr. Lundgren was an independent consultant from October 2001 until July 2002.  From January 14, 1998 to October 2001, Mr. Lundgren was employed by Solar Cosmetic Labs, Inc. as Chief Financial Officer.  From November 1994 through January 14, 1998, Mr. Lundgren was employed by New Valley Corporation where he served as Vice President and Chief Financial Officer from May 1996 to January 14, 1998.  From November 1992 through November 1994, Mr. Lundgren worked for Deloitte & Touche as a Senior Manager in the audit practice. Mr. Lundgren has been a certified public accountant since 1981 and holds a Bachelor of Science in Accounting from Wake Forest University. Mr. Lundgren’s pertinent experience, qualifications, attributes and skills include financial literacy and expertise.

Glenn L. Halpryn, 50 - Since August 2010 Mr. Halpryn has served as a Director of ChromaDex Corporation (OTCBB: CDXC.OB). ChromaDex Corporation and its subsidiaries supply phytochemical reference standards and reference materials, related contract services, and products for the dietary supplement, nutraceutical, food and beverage, functional food, pharmaceutical and cosmetic markets. Mr. Halpryn has been the Chief Executive Officer and a Director of Transworld Investment Corporation, a private investment company, since June 2001. Mr. Halpryn currently serves as a Director of Sorrento Therapeutics (OTCBB: SRNE.OB), a biopharmaceutical company, Castle Brands Inc. (AMEX:ROX), a developer and international marketer of premium branded spirits, and SearchMedia Holdings Limited (AMEX:IDI), a China-based billboard and in-elevator advertising company. From September 2008 until May 2010, Mr. Halpryn served as a Director of Winston Pharmaceuticals, Inc. (OTCBB: WPHM.OB), a pharmaceutical company specializing in skin creams and pain medications. From October 2002 to September 2008, Mr. Halpryn served as a Director of Ivax Diagnostics, Inc. (AMEX:IVD). Mr. Halpryn served as Chairman of the board of directors and Chief Executive Officer of Orthodontix, Inc. (now Protalix Bio Therapeutics, Inc.) (AMEX:PLX) from April 2001 to December 2006. From April 1988 to June 1998, Mr. Halpryn was Vice Chairman of Central Bank, a Florida state-chartered bank. Since June 1987, Mr. Halpryn has been the President of and a beneficial holder of stock of United Security Corporation, a broker-dealer registered with FINRA.  Mr. Halpryn's pertinent experience, qualifications, attributes and skills include financial literacy and expertise, managerial experience and the knowledge and experience he has attained through his services as a director of publicly-traded corporations.

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

Audit Committee

The Audit Committee of our Board of Directors consists of Mr. Lundgren and Mr. Halpryn.  Our Board of Directors has determined that Mr. Lundgren is an “audit committee financial expert” and “independent’ as those terms are defined under the applicable Securities and Exchange Commission rules.  In determining that Mr. Lundgren was “independent”, the Board used the definition of independence in Rule 4200(a)(15) of the NASD’s listing standards.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC").  Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms which they file.  Based solely on review of the copies of such forms furnished to us, or written representations that no Forms 5 were required, we believe that, during and with respect to the fiscal year ended December 31, 2010, all officers and directors complied with applicable Section 16(a) filing requirements.

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

ITEM 11.              EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth the combined remuneration paid or accrued by us during our last two fiscal years to those persons who were, at December 31, 2010, our Principal Executive Officer or who were executive officers whose cash compensation exceeded $100,000 (the "named executive officers”).

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total Compensation ($)
Richard J. Lampen	2010	—	—	—	—	—	—	—	None
President and Chief
Executive Officer(1)	2009	—	—	—	—	—	—	—	None

(1)
Richard J. Lampen, who has served as our President and Chief Executive Officer since November 5, 1998, did not receive any salary or other compensation from us in 2010 or 2009, other than the normal compensation paid to directors of ours.  See "Compensation of Directors."

Stock Options

In order to attract and retain persons necessary for our business, we adopted the 1997 Stock Option Plan (the "Option Plan") covering up to 750,000 shares, pursuant to which officers, directors and key employees of ours and our consultants are eligible to receive incentive and/or non-incentive stock options.  The Option Plan, which expired on January 29, 2007, was administered by the Board of Directors or the Compensation Committee.  All options outstanding expired on January 12, 2009.

Employment Agreements and Other Compensation Plans

We are not party to any employment agreements or other compensation plans.

Compensation of Directors

We pay each director an annual retainer of $5,000, payable quarterly, and reimburse the directors for reasonable travel expenses incurred in connection with their activities on our behalf.

The table below summarizes the compensation paid by us to non-employee directors for the fiscal year ended December 31, 2010.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Changes in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Richard J. Lampen	$5,000	–	–	–	–	–	$5,000

J. Bryant Kirkland III	$5,000	–	–	–	–	–	$5,000

Robert M. Lundgren	$5,000	–	–	–	–	–	$5,000

Glenn L. Halpryn	$2,500	–	–	–	–	–	$2,500

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS ANDMANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of January 31, 2011, the beneficial ownership of our common stock (the only class of voting securities) by (i) each person known to us to own beneficially more than five percent of the common stock, (ii) each of our directors, (iii) each of our named executive officers (as such term is defined in the Summary Compensation Table above) and (iv) all directors and executive officers as a group.  Unless otherwise indicated, each person possesses sole voting and investment power with respect to the shares indicated as beneficially owned, and the business address of each person is 100 S.E. Second Street, Miami, Florida 33131.

Name and Address(1)	Number of Shares of Common Stock	Percentage of Ownership

Vector Group Ltd.(2)	1,490,000	45.6%
T. Baulch(3) 5315-B FM 1960 West, #239 Houston, TX 77069	200,583	6.1%
Glenn L. Halpryn 4400 Biscayne Boulevard, #950 Miami, FL 33137	150,000	4.6%
J. Bryant Kirkland III	-	0.0%
Richard J. Lampen	-	0.0%
Robert Lundgren 14545 SW 79th Court Miami, FL 33158	-	0.0%
All executive officers and directors as a group (4 persons)	150,000	4.6%

(1)	Unless otherwise indicated, each named person has sole voting and investment power with respect to the shares set forth opposite such named person's name.
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

Equity Compensation Plan Information

There were no outstanding options, warrants, rights and other equity compensation under any equity plans as of December 31, 2010.

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

On March 26, 2009, we entered into a $50,000 Revolving Credit Promissory Note (the “Revolver”) with Vector due December 31, 2012.  The loan bears interest at 11% per annum and is due on December 31, 2012.  There was a balance $37,500 outstanding under the Revolver at December 31, 2010.  On January 26, 2011, we and Vector entered into an amendment to the Revolver increasing the amount that we may borrow thereunder from $50,000 to $100,000.

ITEM 14.             PRINCIPAL ACCOUNTING FEES AND SERVICES

The Audit Committee reviews and approves audit and permissible non-audit services performed by Becher Della Torre Gitto & Company PC, as well as the fees charged for such services.  In our review of non-audit service fees and our appointment of Becher Della Torre Gitto & Company PC as our independent accountants, the Audit Committee considered whether the provision of such services is compatible with maintaining Becher Della Torre Gitto & Company PC’s independence.  All of the services provided and fees charged by Becher Della Torre Gitto & Company PC in 2010 and 2009 were pre-approved by the Audit Committee.

Audit Fees.  The aggregate fees billed by Becher Della Torre Gitto & Company PC for professional services for the audit of our annual financial statements for 2010 and the review of the financial statements included in our quarterly reports on Form 10-Q for the quarters ended March 31, 2010, June 30, 2010 and September 30, 2010 was $11,594. The aggregate fees billed by Becher Della Torre Gitto & Company PC for professional services for the audit of our annual financial statements for 2009 and the review of the financial statements included in our quarterly reports on Form 10-Q for the quarters ended March 31, 2009, June 30, 2009 and September 30, 2009 was $11,100.

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

ITEM 15.             EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)  INDEX TO 2010 CONSOLIDATED FINANCIAL STATEMENTS:

Our financial statements and the notes thereto, together with the report thereon of Becher Della Torre Gitto & Company PC dated January 31, 2011, appear beginning on page F-1 of this report.

(a)(3)  EXHIBITS

The following is a list of exhibits filed herewith as part of this Annual Report on Form 10-K:

3.1	Form of Restated Certificate of Incorporation of the Company (1)
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the Company (2)
3.3	Form of By-Laws of the Company (1)
4.1	Revolving Credit Promissory Note, dated as of March 26, 2009, by and between Vector Group Ltd., Lender, and CDSI Holdings Inc., as borrower. (3)
4.2	Amendment, dated as of January 26, 2011, to the Revolving Credit Promissory Note between Vector Group Ltd., Lender, and CDSI Holdings Inc., as borrower. (4)
31.1	Certification of Chief Executive Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

(1)	Previously filed as an Exhibit to our Registration Statement on Form S-1 (File No. 333-21545). This Exhibit is incorporated herein by reference.

(2)	Previously filed as an Exhibit to our Form 8-K filed January 14, 1999. This Exhibit is incorporated herein by reference.

(3)	Previously filed as an Exhibit to our Form 10-K for the year ended December 31, 2008. This Exhibit is incorporated herein by reference.

(4)	Previously filed as an Exhibit to our Form 8-K filed January 26, 2011. This Exhibit is incorporated by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on January 31, 2011, on its behalf by the undersigned, thereunto duly authorized.

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

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on January 31, 2011.

Signature	Title

/s/Richard J. Lampen	Director, President and
Richard J. Lampen	Chief Executive Officer

/s/J. Bryant Kirkland III	Director, Vice President, Treasurer and
J. Bryant Kirkland III	Chief Financial Officer
(principal accounting and financial officer)

/s/Robert Lundgren	Director
Robert Lundgren

/s/Glenn L. Halpryn	Director
Glenn L. Halpryn

CDSI HOLDINGS INC.

Financial Statements

December 31, 2010 and 2009

(With Report of Independent Registered Public Accounting Firm Thereon)

CDSI HOLDINGS INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of
CDSI Holdings Inc.:

We have audited the accompanying balance sheets of CDSI Holdings Inc. (the “Company”) as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ equity (deficiency), and cash flows for each of the years in the two-year period ended December 31, 2010.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the CDSI Holdings, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United State of America.

/s/ Becher Della Torre Gitto & Company PC

Becher Della Torre Gitto & Company PC
Ridgewood, NJ

January 31, 2011

CDSI HOLDINGS INC.

Balance Sheets

	December 31,	December 31,
	2010	2009

Assets:

Current assets:
Cash and cash equivalents	$5,586	$9,004

Total assets	$5,586	$9,004

Liabilities and Stockholders’ Deficiency:

Current liabilities:
Accounts payable and accrued expenses	$9,076	$9,798
Accrued interest on revolving credit promissory note	3,930	1,422

Total current liabilities	13,006	11,220

Revolving credit promissory note from related party	37,500	22,500

Commitments and contingencies	—	—

Stockholders’ deficiency:
Preferred stock, $.01 par value. Authorized 5,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value. Authorized 25,000,000 shares; 3,270,000 and 3,120,000 shares issued and outstanding	32,700	31,200
Additional paid-in capital	8,223,444	8,209,944
Accumulated deficit	(8,301,064)	(8,265,860)
Accumulated other comprehensive income	—	—

Total stockholders’ deficiency	(44,920)	(24,716)

Total liabilities and stockholders’ deficiency	$5,586	$9,004

See accompanying notes to financial statements.

CDSI HOLDINGS INC.

Statements of Operations

	Years Ended December 31,
	2010	2009

Revenues	$—	$—

Cost and expenses:
General and administrative	35,520	31,343
	35,520	31,343

Operating loss	(35,520)	(31,343)

Other income (expense):
Interest income	1	1
Interest expense	(2,510)	(1,422)
Recovery of unclaimed property	2,825	-
Total other income (expense)	316	(1,421)

Net loss	$(35,204)	$(32,764)

Net loss per share (basic and diluted)	$(0.01)	$(0.01)

Shares used in computing net loss Per share	3,223,562	3,120,000

See accompanying notes to financial statements.

CDSI HOLDINGS INC.

Statements of Stockholders’ Equity (Deficiency)

					Accumulated	Total
			Additional		Other	Stockholders’
	Common Stock		Paid-in	Accumulated	Comprehensive	Equity
	Shares	Amount	Capital	Deficit	Income	(Deficiency)

Balance at January 1, 2009	3,120,000	$31,200	$8,209,944	$(8,233,096)	$—	$8,048

Net loss	—	—	—	(32,764)	—	(32,764)

Balance at January 1, 2010	3,120,000	$31,200	$8,209,944	$(8,265,860)	$—	$(24,716)

Issuance of common stock	150,000	1,500	13,500	—	—	15,000

Net loss	—	—	—	(35,204)	—	(35,204)

Balance at December 31, 2010	3,270,000	$32,700	$8,223,444	$(8,301,064)	$—	$(44,920)

See accompanying notes to financial statements.

CDSI HOLDINGS INC.

Statements of Cash Flows

	Years Ended December 31,
	2010	2009

Cash flows from operating activities:
Net loss	$(35,204)	$(32,764)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Decrease in accounts payable and accrued expenses	(722)	(1,852)
Increase in accrued interest on revolving credit promissory note	2,508	1,422

Net cash used in operating activities	(33,418)	(33,194)

Net cash from investing activities	—	—

Net cash from financing activities:
Borrowings under revolving credit promissory note	15,000	22,500
Proceeds from issuance of common stock	15,000	—
Net cash provided by financing activities	30,000	22,500

Net decrease in cash	(3,418)	(10,694)

Cash and cash equivalents at beginning of period	9,004	19,698

Cash and cash equivalents at end of period	$5,586	$9,004

Supplemental cash flow information:
Cash paid during year for:
Interest	—	—
Income taxes	—	—

See accompanying notes to financial statements.

CDSI HOLDINGS INC.

Notes to Financial Statements

(1)	Business and Organization

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

At December 31, 2010, the Company had an accumulated deficit of approximately $8,301,064.  The Company has reported an operating loss in each of its fiscal quarters since inception and it expects to continue to incur operating losses in the immediate future.  The Company has reduced operating expenses and is seeking acquisition and investment opportunities.  There is a risk the Company will continue to incur operating losses.

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

CDSI HOLDINGS INC.

Notes to Financial Statements - Continued

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

CDSI HOLDINGS INC.

Notes to Financial Statements - Continued

Subsequent Events

On March 26, 2009, the Company and Vector entered into a $50,000 Revolving Credit Promissory Note (the “Revolver”) due December 31, 2012.  The loan bears interest at 11% per annum and is due on December 31, 2012.  On January 26, 2011, The Company and Vector entered into an amendment to the Revolver increasing the amount that we may borrow thereunder from $50,000 to $100,000.

The Company has evaluated subsequent events through January 31, 2011, the date which the financial statements were available to be issued.

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

The Company’s population of recurring financial assets and liabilities subject to fair value measurements and the necessary disclosures consists of approximately $0 and $7,096 of cash invested in a money market fund as of December 31, 2010 and 2009, respectively.

CDSI HOLDINGS INC.

Notes to Financial Statements - Continued

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

On March 26, 2009, the Company and Vector entered into a $50,000 Revolving Credit Promissory Note (the “Revolver”) due December 31, 2012.  The loan bears interest at 11% per annum and is due on December 31, 2012.  There was a balance $37,500 outstanding under the Revolver at December 31, 2010. Interest expense on the Revolver was $2,510 and $1,422 for the years ended December 31, 2010 and 2009, respectively.  On January 26, 2011, The Company and Vector entered into an amendment to the Revolver increasing the amount that we may borrow thereunder from $50,000 to $100,000.

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

The Company granted equity compensation under its 1997 Stock Option Plan (the “1997 Plan"), which expired on January 29, 2007 and provided for the grant of options to purchase the Company’s stock to the employees and directors of the Company.  The term of the options granted under the 1997 Plan was limited to 10 years from the date of grant.

The Company accounts for stock options by estimating at the date of grant using the Black-Scholes option pricing model.

The final outstanding 9,000 options granted under the 1997 Plan to acquire shares of common stock expired during 2009.

CDSI HOLDINGS INC.

Notes to Financial Statements - Continued

A summary of the Company’s stock option activity is as follows:

Weighted-
Average
			Weighted-	Remaining
			Average Exercise	Contractual Term	Aggregate Intrinsic
	Shares		Price	(in years)	Value

Outstanding at January 1, 2009	9,000		$0.44	0.03	$—

Granted	—		—	—	—

Exercised	—		—	—	—

Forfeited or expired	(9,000	)(1)	0.44	—	—

Outstanding at December 31, 2009 and 2010	—		$—	—	$—

Exercisable at December 31, 2009 and 2010	—				$—

Options vested during period	—				$—

  (1)  These options expired on January 12, 2009.

 (7)      Preferred Stock

The Company has the authority to issue 5,000,000 shares of Preferred Stock, which may be issued from time to time in one or more series.

CDSI HOLDINGS INC.

Notes to Financial Statements - Continued

(8)	Income Taxes

During the years ended December 31, 2010 and 2009, the Company had no income and therefore made no provision for Federal and state income taxes.

At December 31, 2010 and 2009, the Company had approximately $7,093,000 and $7,060,000, respectively, of net operating loss carryforwards for federal and state tax reporting purposes available to offset future taxable income, if any; such carryforwards expire between 2011 and 2030 (federal) and 2011 and 2030 (state).  Deferred tax assets and liabilities principally relate to net operating loss carryforwards and aggregate approximately $2,500,000 before valuation allowance.  In assessing the realizability of the net deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible.  As of December 31, 2010, the Company has provided a full valuation allowance against net deferred tax assets due to the Company’s uncertainty of future taxable income against which the deferred tax asset may be utilized. Accordingly, no deferred tax asset has been recorded on the accompanying balance sheet.