Form 10-Q
period 2011-03-31
CDSI HOLDINGS INC
filed 2011-05-16
CIK 1023994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended March 31, 2011

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

At May 16, 2011, CDSI Holdings Inc. had 3,270,000 shares of common stock outstanding.

CDSI HOLDINGS INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

CDSI HOLDINGS INC.

CONDENSED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2011	2010
Assets:

Current assets:
Cash and cash equivalents	$6,092	$5,586

Total assets	$6,092	$5,586

Liabilities and Stockholders’ Deficiency:

Current liabilities:
Accounts payable and accrued expenses	$4,414	$9,076
Accrued interest on revolving credit promissory note	6,640	3,930

Total current liabilities	11,054	13,006

Revolving credit promissory note from related party	53,500	37,500

Commitments and contingencies	—	—

Stockholders’ deficiency:
Preferred stock, $.01 par value. Authorized 5,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value. Authorized 25,000,000 shares; 3,270,000 shares issued and outstanding	32,700	32,700
Additional paid-in capital	8,223,444	8,223,444
Accumulated deficit	(8,314,606)	(8,301,064)
Accumulated other comprehensive income	—	—

Total stockholders’ deficiency	(58,462)	(44,920)

Total liabilities and stockholders’ deficiency	$6,092	$5,586

See accompanying Notes to Condensed Financial Statements.

CDSI HOLDINGS INC.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2011	2010
Revenues	$-	$-

Cost and expenses:
General and administrative	10,832	7,920
	10,832	7,920

Operating loss	(10,832)	(7,920)

Other expense:
Interest expense	(2,710)	(621)
Total other expense	(2,710)	(621)

Net loss	$(13,542)	$(8,541)

Net loss per share (basic and diluted)	$(0.00)	$(0.00)

Shares used in computing net loss per share	3,270,000	3,120,000

See accompanying Notes to Condensed Financial Statements.

CDSI HOLDINGS INC.

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(13,542)	$(8,541)

Changes in assets and liabilities:
(Decrease) increase in accounts payable and accrued expenses	(4,662)	1,213
Increase in accrued interest on revolving credit promissory note	2,710	620

Net cash used in operating activities	(15,494)	(6,708)

Net cash from investing activities	-	-

Net cash from financing activities
Borrowings under revolving credit promissory note	16,000	15,000
Net cash provided by financing activities	16,000	15,000

Net increase in cash and cash equivalents	506	8,292
Cash and cash equivalents at beginning of period	5,586	9,004

Cash and cash equivalents at end of period	$6,092	$17,296

See accompanying Notes to Condensed Financial Statements.

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

At March 31, 2011, the Company had an accumulated deficit of $8,314,606.  The Company has reported an operating loss in each of its fiscal quarters since inception and it expects to continue to incur operating losses in the immediate future.  The Company has reduced operating expenses and is seeking acquisition and investment opportunities.  There is a risk the Company will continue to incur operating losses.

CDSI is seeking new business opportunities.  As CDSI has only limited cash resources, CDSI’s ability to complete any acquisition or investment opportunities it may identify will depend on its ability to raise additional financing, as to which there can be no assurance. There can be no assurance that the Company will successfully identify, complete or integrate any future acquisition or investment, or that acquisitions or investments, if completed, will contribute favorably to its operations and future financial condition.

(2)	Principles of Reporting

The condensed financial statements of the Company as of March 31, 2011 presented herein have been prepared by the Company and are unaudited.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position as of March 31, 2011 and the results of operations and cash flows for all periods presented, have been made.  Results for the interim periods are not necessarily indicative of the results for the entire year.

These unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (Commission File No. 0001-22563).

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

There was a balance of $53,500 and $37,500 outstanding under the 11% Revolving Credit Promissory Note (the “Revolver”) due 2012 at March 31, 2011 and December 31, 2010, respectively. Accrued interest on the Revolver was $6,640 as of March 31, 2011.  Interest expense was $2,710 and $621 for the three months ended March 31, 2011 and 2010, respectively.  Included in the increase in interest expense in the 2011 period was the impact of an error identified by the Company, which resulted in an out-of-period adjustment of approximately $1,390.  The error was a mathematical error made in the fourth quarter of 2010. The Company assessed the materiality of this error on the 2010 financial statements in accordance with the SEC's Staff Accounting Bulletin ("SAB") No. 99 and concluded that the error was immaterial to such financial statements. The impact of correcting this error in the current year will not be material to the Company’s 2011 financial statements.  This adjustment was recognized within interest expense in the condensed statement of operations.

On January 26, 2011, the Company and Vector entered into an amendment to the Revolver increasing the amount that the Company may borrow thereunder from $50,000 to $100,000.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a shell company as defined in Rule 12b-2 of the Securities Exchange Act of 1934 and hold limited amounts of cash.  We are seeking new business opportunities.  As we have only limited cash resources, our ability to complete any acquisition or investment opportunities we may identify will depend on our ability to raise additional financing, as to which there can be no assurance.  There can be no assurance that we will successfully identify, complete or integrate any future acquisition or investment, or that acquisitions or investments, if completed, will contribute favorably to our operations and future financial condition.

Results of Operations

Revenues

We did not generate revenues from operations for the three months ended March 31, 2011 and 2010, respectively.

Expenses

Expenses associated with corporate activities were $10,832 for the three months ended March 31, 2011, as compared to $7,920 for the same period in the prior year.  The expenses were primarily associated with costs necessary to maintain a public company, which consist primarily of directors’ fees, accounting fees, and stock transfer fees.

Other expenses

Interest expense was $2,710 for the three months ended March 31, 2011, as compared to $621 for the same period in the prior year.  Included in the increase in interest expense for the three months ended March 31, 2011 was the impact of an error identified by us, which resulted in an out-of-period adjustment of approximately $1,390.  The error was a mathematical error made in the fourth quarter of 2010. We assessed the materiality of this error on the 2010 financial statements in accordance with the SEC's Staff Accounting Bulletin ("SAB") No. 99 and concluded that the error was immaterial to such financial statements. We do not believe the impact of correcting this error in the current year will be material to our 2011 financial statements.  This adjustment was recognized within interest expense in the condensed statement of operations.  In addition, interest expense increased due to additional borrowings from the revolving credit promissory note entered into in March 2009.

Liquidity and Capital Resources

At March 31, 2011, we had an accumulated deficit of approximately $8.31 million.  We have reported an operating loss in each of our fiscal quarters since inception and we expect to continue to incur operating losses in the immediate future.  We have reduced operating expenses and are seeking acquisition and investment opportunities.  No assurance can be given that we will not continue to incur operating losses.

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

Cash used for operations for the three months ended March 31, 2011 and 2010 was $15,494 and $6,708, respectively. The increase is associated with the increased loss for the period and the timing of payments of accounts payable and accrued liabilities.  We evaluate our accruals on a quarterly basis and make adjustments when appropriate.

Cash provided from financing activities of $16,000 and $15,000 for the three months ended March 31, 2011 and 2010, respectively, consisted of borrowings under the revolving credit agreement.

We do not expect significant capital expenditures during the year ended December 31, 2011.

At March 31, 2011, we had cash and cash equivalents of $6,092.

Inflation and changing prices had no material impact on revenues or the results of operations for the periods ended March 31, 2011 and 2010.

In March 2009, we entered into a revolving credit promissory note where our principal stockholder, Vector, agreed to lend us $50,000 to meet our liquidity requirements over the next twelve months.  The facility bears interest at 11% per annum and is due on December 31, 2012.  On January 26, 2011, we and Vector entered into an amendment to the Revolver increasing the amount that we may borrow thereunder from $50,000 to $100,000.  The facility had a balance of $53,500 at March 31, 2011.  Accrued interest on the Revolver was $6,640 as of March 31, 2011.  Interest expense on the facility was $2,710 and $621 for the three months ended March 31, 2011 and 2010, respectively.

Although there can be no assurance, we believe that we will be able to continue as a going concern for the next twelve months.

We or our affiliates, including Vector, may, from time to time, based upon present market conditions, purchase shares of the Common Stock in the open market or in privately negotiated transactions.

Special Note Regarding Forward-Looking Statements

We and our representatives may from time to time make oral or written “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”), including any statements that may be contained in the foregoing “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in this report and in other filings with the Securities and Exchange Commission and in our reports to stockholders, which represent our expectations or beliefs with respect to future events and financial performance.  These forward-looking statements are subject to certain risks and uncertainties and, in connection with the “safe-harbor” provisions of the Reform Act, we have identified under "Risk Factors" in Item 1 of our Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission and in this section important factors that could cause actual results to differ materially from those contained in any forward-looking statements made by or on behalf of us.

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

CDSI HOLDINGS INC.
(Registrant)

Date: May 16, 2011	By:	/s/J. Bryant Kirkland III
J. Bryant Kirkland III
Vice President, Treasurer
and Chief Financial Officer
(Duly Authorized Officer and
Chief Accounting Officer)