Form 10-Q
period 2011-06-30
CDSI HOLDINGS INC
filed 2011-08-15
CIK 1023994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended June 30, 2011

CDSI HOLDINGS INC.
(Exact name of registrant as specified in its charter)

Delaware	000-22563	95-4463937
(State or other jurisdiction of	Commission File Number	(I.R.S. Employer Identification No.)
incorporation or organization)

100 S.E. Second Street
Miami, Florida 33131
305/579-8000
(Address, including zip code and telephone number, including area code, of the principal executive offices)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes   ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes   ☐ No
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
(Check one):
☐ Large accelerated filer	☐ Accelerated filer
☐ Non-accelerated filer	☒ Smaller reporting company

Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  ☒  Yes   ☐  No

At August 15, 2011, CDSI Holdings Inc. had 3,270,000 shares of common stock outstanding.

CDSI HOLDINGS INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

TABLE OF CONTENTS

		Page

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements (Unaudited):

	Condensed Balance Sheets as of June 30, 2011 and December 31, 2010	2

	Condensed Statements of Operations for the three and six months ended June 30, 2011 and 2010	3

	Condensed Statements of Cash Flows for the six months ended June 30, 2011 and 2010	4

	Notes to the Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

Item 3.	Controls and Procedures	11

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	12

Item 6.	Exhibits	12

SIGNATURE		13

CDSI HOLDINGS INC.

CONDENSED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2011	2010

Assets:

Current assets:
Cash and cash equivalents	$13,430	$5,586

Total assets	$13,430	$5,586

Liabilities and Stockholders’ Deficiency:

Current liabilities:
Accounts payable and accrued expenses	$37,962	$9,076
Accrued interest on revolving credit promissory note	8,253	3,930

Total current liabilities	46,215	13,006

Revolving credit promissory note from related party	68,500	37,500

Commitments and contingencies	--	--

Stockholders’ deficiency:
Preferred stock, $.01 par value. Authorized 5,000,000 shares; no shares issued and outstanding	--	--
Common stock, $.01 par value. Authorized 25,000,000 shares; 3,270,000 shares issued and outstanding	32,700	32,700
Additional paid-in capital	8,223,444	8,223,444
Accumulated deficit	(8,357,429)	(8,301,064)
Accumulated other comprehensive income	--	--

Total stockholders’ deficiency	(101,285)	(44,920)

Total liabilities and stockholders’ deficiency	$13,430	$5,586

See accompanying Notes to Condensed Financial Statements.

CDSI HOLDINGS INC.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010

Revenues	$--	$--	$--	$--

Cost and expenses:
General and administrative	41,210	9,352	52,042	17,270
	41,210	9,352	52,042	17,270

Operating loss	(41,210)	(9,352)	(52,042)	(17,270)

Other income (expense):
Interest expense	(1,613)	(624)	(4,323)	(1,245)
Recovery of unclaimed property	-	2,825	-	2,825
Total other income (expense)	(1,613)	2,201	(4,323)	1,580

Net loss	$(42,823)	$(7,151)	$(56,365)	$(15,690)

Net loss per share (basic and diluted)	$(0.01)	$(0.00)	$(0.02)	$(0.00)

Shares used in computing net loss per share	3,270,000	3,232,087	3,270,000	3,176,353

See accompanying Notes to Condensed Financial Statements

CDSI HOLDINGS INC.

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,	June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(56,365)	$(15,690)
Changes in assets and liabilities:
Increase in other receivable	-	(2,825)
Increase (decrease) in accounts payable and accrued expenses	28,886	(3,924)
Increase in accrued interest on revolving credit promissory note	4,323	1,245

Net cash used in operating activities	(23,156)	(21,194)

Net cash from investing activities	-	-

Net cash from financing activities
Borrowings under revolving credit promissory note	31,000	15,000
Proceeds from issuance of common stock	-	15,000
Net cash provided by financing activities	31,000	30,000

Net increase in cash and cash equivalents	7,844	8,806
Cash and cash equivalents at beginning of period	5,586	9,004

Cash and cash equivalents at end of period	$13,430	$17,810

See accompanying Notes to Condensed Financial Statements

CDSI HOLDINGS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

(1)	Business and Organization

CDSI Holdings Inc. (the “Company” or “CDSI”) was incorporated in Delaware on December 29, 1993 and is a shell company as defined in Rule 12b-2 of the Securities Exchange Act of 1934.  On January 12, 1999, the Company’s stockholders voted to change the corporate name of the Company from PC411, Inc. to CDSI Holdings Inc.  Prior to May 1998, the Company’s principal business was an on-line electronic delivery information service that transmitted name, address, telephone number and other related information digitally to users of personal computers (the “PC411 Service”).  In May 1998, the Company acquired Controlled Distribution Systems, Inc. (“CDS”), a company engaged in the marketing and leasing of an inventory control system for tobacco products.  In February 2000, CDSI announced CDS would no longer actively engage in the business of marketing and leasing the inventory control system. In November 2003, the Company and its wholly-owned subsidiary CDS merged with the Company as the surviving corporation.

At June 30, 2011, the Company had an accumulated deficit of $8,357,429.  The Company has reported an operating loss in each of its fiscal quarters since inception and it expects to continue to incur operating losses in the immediate future.  There is a risk the Company will continue to incur operating losses.

Through June 30, 2011, CDSI was seeking acquisition and investment opportunities.  On July 27, 2011, CDSI entered into a Merger Agreement and Plan of Reorganization (the “Merger Agreement”) by and among CDSI, CDSI Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of CDSI (“Merger Sub”), SG Blocks, Inc., a Delaware corporation (“SG Blocks”), and certain stockholders of SG Blocks (“Signing Stockholders”). See Note 6.  Upon the consummation of the transactions contemplated by the Merger Agreement, Merger Sub will be merged with and into SG Blocks, with SG Blocks surviving the merger and becoming a wholly-owned subsidiary of CDSI.  As CDSI has only limited cash resources, CDSI’s ability to complete the transactions contemplated by the Merger Agreement or any other acquisition or investment opportunities it may identify will depend on its ability to raise additional financing, as to which there can be no assurance. There can be no assurance that the Company will successfully complete or integrate any acquisition or investment, or that acquisitions or investments, if completed, will contribute favorably to its operations and future financial condition.

(2)	Principles of Reporting

The condensed financial statements of the Company as of June 30, 2011 presented herein have been prepared by the Company and are unaudited.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position as of June 30, 2011 and the results of operations and cash flows for all periods presented, have been made.  Results for the interim periods are not necessarily indicative of the results for the entire year.

These unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (Commission File No. 000-22563).

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

CDSI HOLDINGS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

(3)	Other Income

The Company recorded other income of $2,825 for the three and six months ended June 30, 2010 due to the recovery of unclaimed property.

(4)	Comprehensive Loss

The Company's comprehensive loss was $42,823 and $56,365 for the three and six months ended June 30, 2011, respectively.  The Company's comprehensive loss was $7,151 and $15,690 for the three and six months ended June 30, 2010, respectively.

(5)	Related Party Transactions

There was a balance of $68,500 and $37,500 outstanding under the 11% Revolving Credit Promissory Note (the “Revolver”) due 2012 at June 30, 2011 and December 31, 2010, respectively. Accrued interest on the Revolver was $8,253 as of June 30, 2011.  Interest expense on the Revolver was $1,613 and $624 for the three months ended June 30, 2011 and 2010, respectively.  Interest on the Revolver was $4,323 and $1,245 for the six months ended June 30, 2011 and 2010, respectively. Included in the increase in interest expense in the 2011 six-month period was the impact of an error identified by the Company, which resulted in an out-of-period adjustment of approximately $1,390. The error was a mathematical error made in the fourth quarter of 2010. The Company assessed the materiality of this error on the 2010 financial statements in accordance with ASC 250-10-S99-1 and concluded that the error was immaterial to such financial statements. The impact of correcting this error in the current year will not be material to the Company’s 2011 financial statements. This adjustment was recognized within interest expense in the condensed statement of operations.

On January 26, 2011, the Company and Vector entered into an amendment to the Revolver increasing the amount that the Company may borrow thereunder from $50,000 to $100,000.

(6)	Subsequent Event

On July 27, 2011, CDSI entered into the Merger Agreement with Merger Sub, SG Blocks and the Signing Stockholders.  Upon the consummation of the transactions contemplated by the Merger Agreement, Merger Sub will be merged with and into SG Blocks, with SG Blocks surviving the merger and becoming a wholly-owned subsidiary of CDSI (the “Merger”).

Upon consummation of the Merger, the holders of common stock of SG Blocks will receive an aggregate of 36,050,741 shares of CDSI common stock.   Additionally, Ladenburg Thalmann & Co. Inc. (“Ladenburg”) will receive in the Merger 408,750 shares of CDSI common stock pursuant to contractual obligations between SG Blocks and Ladenburg.

Upon consummation of the Merger, all outstanding SG Blocks warrants shall be cancelled and substituted with warrants of similar tenor to purchase an aggregate of 1,145,509 shares of CDSI common stock.

As a result of the foregoing transactions, the current holders of common stock of CDSI will own an aggregate of 8% of the common stock of CDSI on a fully diluted basis, the stockholders and warrant holders of SG Blocks will beneficially own an aggregate of 91% of the common stock of CDSI on a fully diluted basis and Ladenburg will own an aggregate of 1% of the common stock of CDSI on a fully diluted basis (not including the warrants to purchase shares of CDSI common stock it will receive in the Merger as a result of it currently holding warrants to purchase shares of SG Blocks common stock).

If approved, the Merger is expected to be consummated in September 2011, after the required approval by the stockholders of SG Blocks and the fulfillment of certain other conditions, as described in the Merger Agreement.

 CDSI HOLDINGS INC.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a shell company as defined in Rule 12b-2 of the Securities Exchange Act of 1934 and hold limited amounts of cash.  We are seeking new business opportunities.  As we have only limited cash resources, our ability to complete any acquisition or investment opportunities we may identify will depend on our ability to raise additional financing, as to which there can be no assurance.  There can be no assurance that we will successfully complete or integrate any future acquisition or investment, or that acquisitions or investments, if completed, will contribute favorably to our operations and future financial condition.

On July 27, 2011, we entered into a Merger Agreement and Plan of Reorganization (the “Merger Agreement”) with CDSI Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of ours (“Merger Sub”), SG Blocks, Inc., a Delaware corporation (“SG Blocks”), and certain stockholders of SG Blocks (“Signing Stockholders”). Upon the consummation of the transactions contemplated by the Merger Agreement, Merger Sub will be merged with and into SG Blocks, with SG Blocks surviving the merger and becoming a wholly-owned subsidiary of ours (the “Merger”).

SG Blocks is a provider of code engineered cargo shipping containers that it modifies and delivers to meet the growing demand for safe and green construction.  Rather than consuming new steel and lumber, SG Blocks capitalizes on the structural engineering and design parameters a shipping container must meet and repurposes them for use in building.

Upon consummation of the Merger, the holders of common stock of SG Blocks will receive an aggregate of 36,050,741 shares of our common stock.   Additionally, Ladenburg Thalmann & Co. Inc. (“Ladenburg”) will receive in the Merger 408,750 shares of our common stock pursuant to contractual obligations between SG Blocks and Ladenburg.  Furthermore, upon consummation of the Merger, all outstanding SG Blocks warrants shall be cancelled and substituted with warrants of similar tenor to purchase an aggregate of 1,145,509 shares of our common stock.

As a result of the foregoing, the current holders of our common stock will own an aggregate of 8% of our common stock on a fully diluted basis, the stockholders and warrant holders of SG Blocks will beneficially own an aggregate of 91% of our common stock on a fully diluted basis and Ladenburg will own an aggregate of 1% of our common stock on a fully diluted basis (not including the warrants to purchase shares of our common stock it will receive in the Merger as a result of it currently holding warrants to purchase shares of SG Blocks common stock).

For a more complete discussion of the Merger Agreement and the Merger, see our Current Report on Form 8-K dated July 27, 2011 and filed with the SEC on August 2, 2011.

If approved, the Merger is expected to be consummated in September 2011, after the required approval by the stockholders of SG Blocks and the fulfillment of certain other conditions, as described in the Merger Agreement.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Results of Operations

Revenues

We did not generate revenues from operations for the three and six months ended June 30, 2011 and 2010, respectively.

Expenses

Expenses associated with corporate activities were $41,210 and $52,042 for the three and six months ended June 30, 2011, as compared to $9,352 and $17,270 for the same periods in the prior year.  The expenses in 2011 consisted of legal expenses associated with the pending Merger with SG Blocks, and other expenses associated with costs necessary to maintain a public company, which consist primarily of directors’ fees, accounting fees, and stock transfer fees.  The expenses in 2010 were primarily associated with costs necessary to maintain a public company, which consist primarily of directors’ fees, accounting fees, and stock transfer fees.

Other income (expenses)

Interest expense was $1,613 and $4,323 for the three and six months ended June 30, 2011, compared to interest expense of $624 and $1,245 for the same periods in the prior year.  Included in the increase in interest expense for the six months ended June 30, 2011 was the impact of an error identified by us, which resulted in an out-of-period adjustment of approximately $1,390. The error was a mathematical error made in the fourth quarter of 2010. We assessed the materiality of this error on the 2010 financial statements in accordance with ASC 250-10-S99-1 and concluded that the error was immaterial to such financial statements. We do not believe the impact of correcting the error in the current year will be material to our 2011 financial statements.  This adjustment was recognized within interest expense in the condensed statement of operations. In addition, interest expense increased due to additional borrowings from the revolving credit promissory note entered into in March 2009.

The recovery of unclaimed property relates to refunds receivable for unclaimed property in a state where we previously conducted business. In December 2009, we filed for refunds of approximately $2,800 and in July 2010 were notified that the refund claims had been approved for payment.

CDSI HOLDINGS INC.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Liquidity and Capital Resources

At June 30, 2011, we had an accumulated deficit of approximately $8.4 million.  We have reported an operating loss in each of our fiscal quarters since inception and we expect to continue to incur operating losses in the immediate future.  We have reduced operating expenses and are seeking acquisition and investment opportunities.  No assurance can be given that we will not continue to incur operating losses.

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

Cash used for operations for the six months ended June 30, 2011 and 2010 was $23,156 and $21,194, respectively. The increase is associated with the timing of payments of accounts payable and accrued liabilities.  We evaluate our accruals on a quarterly basis and make adjustments when appropriate.

Cash provided from financing activities was $31,000 and $30,000 for the six months ended June 30, 2011 and 2010, respectively.  In the first six months of 2011, cash provided from financing activities was from borrowings under the revolving credit agreement of $31,000.  In the first six months of 2010, cash provided from financing activities was from the proceeds from the sale of common stock of $15,000 and borrowings under the revolving credit agreement of $15,000.

We do not expect significant capital expenditures during the year ended December 31, 2011.

At June 30, 2011, we had cash and cash equivalents of $13,430.

Inflation and changing prices had no material impact on revenues or the results of operations for the periods ended June 30, 2011 and 2010.

In March 2009, we entered into a revolving credit promissory note where our principal stockholder, Vector, agreed to lend us $50,000 to meet our liquidity requirements over the next twelve months.  The facility bears interest at 11% per annum and is due on December 31, 2012.  On January 26, 2011, we and Vector entered into an amendment to the Revolver increasing the amount that we may borrow thereunder from $50,000 to $100,000.  The facility had a balance of $68,500 at June 30, 2011.  Accrued interest on the Revolver was $8,253 as of June 30, 2011.  Interest expense on the facility was $1,613 and $4,323 for the three and six months ended June 30, 2011, compared to interest expense of $624 and $1,245 for the same periods in the prior year.

CDSI HOLDINGS INC.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

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

CDSI HOLDINGS INC.
(Registrant)

Date: August 15, 2011	By:	/s/J. Bryant Kirkland III
J. Bryant Kirkland III
Vice President, Treasurer
and Chief Financial Officer
(Duly Authorized Officer and
Chief Accounting Officer)