Form 10-Q
period 2011-09-30
CDSI HOLDINGS INC
filed 2011-11-10
CIK 1023994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended September 30, 2011

 SG BLOCKS, INC.
(Exact name of registrant as specified in its charter)

Delaware	000-22563	95-4463937
(State or other jurisdiction of	Commission File Number	(I.R.S. Employer Identification No.)
incorporation or organization)

400 Madison Avenue, 16th Floor
New York, New York 10016
646-747-2423
(Address, including zip code and telephone number, including area code, of the principal executive offices)

CDSI Holdings inc.
100 S.E. Second Street
Miami, Florida 33131

(Former name, former address and former fiscal year,
if changed since last reported)

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

At November 10, 2011, SG Blocks, Inc. had 39,729,491 shares of common stock outstanding.

SG BLOCKS, INC.
(FORMERLY, CDSI HOLDINGS INC.)
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

TABLE OF CONTENTS

		Page

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements (Unaudited):

	Condensed Balance Sheets as of September 30, 2011 and December 31, 2010	2

	Condensed Statements of Operations for the three and nine months ended September 30, 2011 and 2010	3

	Condensed Statements of Cash Flows for the nine months ended September 30, 2011 and 2010	4

	Notes to the Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3.	Controls and Procedures	12

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	13

Item 6.	Exhibits	13

SIGNATURE		14

SG BLOCKS, INC.
(FORMERLY, CDSI HOLDINGS INC.)

CONDENSED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2011	2010

Assets:

Current assets:
Cash and cash equivalents	$3,072	$5,586

Total assets	$3,072	$5,586

Liabilities and Stockholders’ Deficiency:

Current liabilities:
Accounts payable and accrued expenses	$87,699	$9,076
Accrued interest on revolving credit promissory note	10,179	3,930

Total current liabilities	97,878	13,006

Revolving credit promissory note from related party	68,500	37,500

Commitments and contingencies	—	—

Stockholders’ deficiency:
Preferred stock, $.01 par value. Authorized 5,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value. Authorized 25,000,000 shares; 3,270,000 shares issued and outstanding	32,700	32,700
Additional paid-in capital	8,223,444	8,223,444
Accumulated deficit	(8,419,450)	(8,301,064)
Accumulated other comprehensive income	—	—

Total stockholders’ deficiency	(163,306)	(44,920)

Total liabilities and stockholders’ deficiency	$3,072	$5,586

See accompanying Notes to Condensed Financial Statements.

SG BLOCKS, INC.
(FORMERLY, CDSI HOLDINGS INC.)

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010

Revenues	$—	$—	$—	$—

Cost and expenses:
General and administrative	60,095	9,590	112,137	26,860
	60,095	9,590	112,137	26,860

Operating loss	(60,095)	(9,590)	(112,137)	(26,860)

Other income (expense):
Interest expense	(1,926)	(632)	(6,249)	(1,877)
Recovery of unclaimed property	-	-	-	2,825
Total other (expense) income	(1,926)	(632)	(6,249)	948

Net loss	$(62,021)	$(10,222)	$(118,386)	$(25,912)

Net loss per share (basic and diluted)	$(0.02)	$(0.00)	$(0.04)	$(0.01)

Shares used in computing net loss per share	3,270,000	3,270,000	3,270,000	3,207,913

See accompanying Notes to Condensed Financial Statements

SG BLOCKS, INC.
(FORMERLY, CDSI HOLDINGS INC.)

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(118,386)	$(25,912)

Changes in assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses	78,623	(1,837)
Increase in accrued interest on revolving credit promissory note	6,249	1,878

Net cash used in operating activities	(33,514)	(25,871)

Net cash from investing activities	-	-

Net cash from financing activities
Borrowings under revolving credit promissory note	31,000	15,000
Proceeds from issuance of common stock	-	15,000
Net cash provided by financing activities	31,000	30,000

Net (decrease) increase in cash and cash equivalents	(2,514)	4,129
Cash and cash equivalents at beginning of period	5,586	9,004

Cash and cash equivalents at end of period	$3,072	$13,133

See accompanying Notes to Condensed Financial Statements

SG BLOCKS, INC.
(FORMERLY, CDSI HOLDINGS INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

(1)	Business and Organization

SG Blocks, Inc. (formerly CDSI Holdings, Inc.) (the “Company”) was incorporated in Delaware on December 29, 1993 and is a shell company as defined in Rule 12b-2 of the Securities Exchange Act of 1934.  On January 12, 1999, the Company’s stockholders voted to change the corporate name of the Company from PC411, Inc. to CDSI Holdings Inc.  Prior to May 1998, the Company’s principal business was an on-line electronic delivery information service that transmitted name, address, telephone number and other related information digitally to users of personal computers (the “PC411 Service”).  In May 1998, the Company acquired Controlled Distribution Systems, Inc. (“CDS”), a company engaged in the marketing and leasing of an inventory control system for tobacco products.  In February 2000, CDSI announced CDS will no longer actively engage in the business of marketing and leasing the inventory control system.  In November 2003, the Company and its wholly-owned subsidiary CDS merged with the Company as the surviving corporation.

At September 30, 2011, the Company had an accumulated deficit of $8,419,450.  The Company has reported an operating loss in each of its fiscal quarters since inception and it expects to continue to incur operating losses in the immediate future.

Through September 30, 2011, the Company was seeking acquisition and investment opportunities.  On July 27, 2011, the Company entered into a Merger Agreement and Plan of Reorganization (the “Merger Agreement”) by and among CDSI, CDSI Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“Merger Sub”), SG Building Blockers, Inc. (formerly SG Blocks, Inc.), a Delaware corporation (“SG Blocks”), and certain stockholders of SG Blocks (“Signing Stockholders”). The transaction was completed on November 7, 2011.  Upon the consummation of the transactions contemplated by the Merger Agreement, Merger Sub was merged with and into SG Blocks, with SG Blocks surviving the merger and becoming a wholly-owned subsidiary of the Company.

(2)	Principles of Reporting

The condensed financial statements of the Company as of September 30, 2011 presented herein have been prepared by the Company and are unaudited.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position as of September 30, 2011 and the results of operations and cash flows for all periods presented, have been made.  Results for the interim periods are not necessarily indicative of the results for the entire year.

SG BLOCKS, INC.
(FORMERLY, CDSI HOLDINGS INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

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

(3)	Other Income

The Company recorded zero and $2,825 of other income for the three and nine months ended September 30, 2010, respectively, due to the recovery of unclaimed property.

(4)	Comprehensive Income

The Company's comprehensive loss was $62,021 and $118,386 for the three and nine months ended September 30, 2011, respectively.  The Company's comprehensive loss was $10,222 and $25,912 for the three and nine months ended September 30, 2010, respectively.

(5)	Related Party Transactions

There was a balance of $68,500 and $37,500 outstanding under the 11% Revolving Credit Promissory Note (the “Revolver”) due 2012 at September 30, 2011 and December 31, 2010, respectively.  Accrued interest on the Revolver was $10,179 and $3,930 as of September 30, 2011 and December 31, 2010, respectively.

Interest expense on the Revolver was $1,926 and $632 for the three months ended September 30, 2011 and 2010, respectively.  Interest on the Revolver was $6,249 and $1,877 for the nine months ended September 30, 2011 and 2010, respectively. Included in the increase in interest expense in the 2011 nine-month period was the impact of an error identified by the Company, which resulted in an out-of-period adjustment of approximately $1,390. The error was a mathematical error made in the fourth quarter of 2010. The Company assessed the materiality of this error on the 2010 financial statements in accordance with ASC 250-10-S99-1 and concluded that the error was immaterial to such financial statements. The impact of correcting this error in the current year will not be material to the Company’s 2011 financial statements. This adjustment was recognized within interest expense in the condensed statement of operations.

SG BLOCKS, INC.
(FORMERLY, CDSI HOLDINGS INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

On January 26, 2011, the Company and Vector entered into an amendment to the Revolver increasing the amount that the Company may borrow thereunder from $50,000 to $100,000.

(6)	Subsequent Event

On July 27, 2011, the Company entered into the Merger Agreement with Merger Sub, SG Blocks and the Signing Stockholders.  The transaction was consummated on November 7, 2011.  Upon the consummation of the transactions contemplated by the Merger Agreement, Merger Sub was merged with and into SG Blocks, with SG Blocks surviving the merger and becoming a wholly-owned subsidiary of the Company (the “Merger”).

Upon consummation of the Merger, the holders of common stock of SG Blocks received an aggregate of 36,050,741 shares of the Company's common stock.   Additionally, Ladenburg Thalmann & Co. Inc. (“Ladenburg”) received in the Merger 408,750 shares of the Company's common stock pursuant to contractual obligations between SG Blocks and Ladenburg.

Upon consummation of the Merger, all outstanding SG Blocks warrants were cancelled and substituted with warrants of similar tenor to purchase an aggregate of 1,145,509 shares of the Company's common stock.

As a result of the foregoing transactions, the current holders of common stock of the Company own an aggregate of 8% of the common stock of the Company on a fully diluted basis, the stockholders and warrant holders of SG Blocks beneficially own an aggregate of 91% of the common stock of the Company on a fully diluted basis and Ladenburg owns an aggregate of 1% of the common stock of the Company on a fully diluted basis (not including warrants to purchase shares of the Company common stock it will receive in the Merger as a result of it currently holding warrants to purchase shares of SG Blocks common stock).

On November 4, 2011, CDSI Holdings Inc. amended and restated its Certificate of Incorporation to change its name to SG Blocks, Inc.  The Amended and Restated Certificate of Incorporation of SG Blocks, Inc. authorizes the aggregate number of shares which SG Blocks, Inc. shall have authority to issue as 105,000,000, of which 100,000,000 shall be shares of Common Stock, par value $0.01 per share and 5,000,000 shall be shares of Preferred Stock, par value $0.01 per share.

SG BLOCKS, INC.
(FORMERLY, CDSI HOLDINGS INC.)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Until November 7, 2011, we were a shell company as defined in Rule 12b-2 of the Securities Exchange Act of 1934 and held limited amounts of cash.  We were seeking new business opportunities.

On July 27, 2011, we entered into a Merger Agreement and Plan of Reorganization (the “Merger Agreement”) with CDSI Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of ours (“Merger Sub”), SG Blocks, Inc., a Delaware corporation (“SG Blocks”), and certain stockholders of SG Blocks (“Signing Stockholders”). The transaction was consummated on November 7, 2011. Upon the consummation of the transactions contemplated by the Merger Agreement, Merger Sub was merged with and into SG Blocks, with SG Blocks surviving the merger and becoming a wholly-owned subsidiary of ours (the “Merger”).

SG Blocks is a provider of code engineered cargo shipping containers that it modifies and delivers to meet the growing demand for safe and green construction.  Rather than consuming new steel and lumber, SG Blocks capitalizes on the structural engineering and design parameters a shipping container must meet and repurposes them for use in building.

Upon consummation of the Merger, the holders of common stock of SG Blocks received an aggregate of 36,050,741 shares of our common stock.   Additionally, Ladenburg Thalmann & Co. Inc. (“Ladenburg”) received in the Merger 408,750 shares of our common stock pursuant to contractual obligations between SG Blocks and Ladenburg.  Furthermore, upon consummation of the Merger, all outstanding SG Blocks warrants were cancelled and substituted with warrants of similar tenor to purchase an aggregate of 1,145,509 shares of our common stock.

As a result of the foregoing, the current holders of our common stock own an aggregate of 8% of our common stock on a fully diluted basis, the stockholders and warrant holders of SG Blocks beneficially own an aggregate of 91% of our common stock on a fully diluted basis and Ladenburg owns an aggregate of 1% of our common stock on a fully diluted basis (not including warrants to purchase shares of our common stock it will receive in the Merger as a result of it currently holding warrants to purchase shares of SG Blocks common stock).

On November 4, 2011, CDSI Holdings Inc. amended and restated its Certificate of Incorporation to change its name to SG Blocks, Inc.  The Amended and Restated Certificate of Incorporation of SG Blocks, Inc. authorizes the aggregate number of shares which SG Blocks, Inc. shall have authority to issue as 105,000,000, of which 100,000,000 shall be shares of Common Stock, par value $0.01 per share and 5,000,000 shall be shares of Preferred Stock, par value $0.01 per share.

For a more complete discussion of the Merger Agreement and the Merger, see our Current Report on Form 8-K dated July 27, 2011 and filed with the SEC on August 2, 2011 and the Current Report on Form 8-K dated November 3, 2011 and filed with the SEC on November 10, 2011.

SG BLOCKS, INC.
(FORMERLY, CDSI HOLDINGS INC.)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Results of Operations

Revenues

We did not generate revenues from operations for the three and nine months ended September 30, 2011 and 2010, respectively.

Expenses

Expenses associated with corporate activities were $60,095 and $112,137 for the three and nine months ended September 30, 2011, as compared to $9,590 and $26,860 for the same periods in the prior year.  The expenses in 2011 consisted of legal expenses associated with the pending merger with SG Blocks, Inc. and other expenses associated with costs necessary to maintain a public company, which consist primarily of directors’ fees, accounting fees, and stock transfer fees.  The expenses in 2010 were primarily associated with costs necessary to maintain a public company, which consist primarily of directors’ fees, accounting fees, and stock transfer fees.

Other income (expenses)

Interest expense was $1,926 and $6,249 for the three and nine months ended September 30, 2011, compared to interest expense of $632 and $1,877 for the same periods in the prior year.  Included in the increase in interest expense for the nine months ended September 30, 2011 was the impact of an error identified by us, which resulted in an out-of-period adjustment of approximately $1,390. The error was a mathematical error made in the fourth quarter of 2010. We assessed the materiality of this error on the 2010 financial statements in accordance with ASC 250-10-S99-1 and concluded that the error was immaterial to such financial statements. We do not believe the impact of correcting the error in the current year will be material to our 2011 financial statements.  This adjustment was recognized within interest expense in the condensed statement of operations. In addition, interest expense increased due to additional borrowings from the revolving credit promissory note entered into in March 2009.

The recovery of unclaimed property relates to refunds receivable for unclaimed property in a state where we previously conducted business. In December 2009, we filed for refunds of approximately $2,800 and in July 2010 were notified that the refund claims had been approved for payment.

SG BLOCKS, INC.
(FORMERLY, CDSI HOLDINGS INC.)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Liquidity and Capital Resources

At September 30, 2011, we had an accumulated deficit of approximately $8.4 million.  We have reported an operating loss in each of our fiscal quarters since inception and we expect to continue to incur operating losses in the immediate future.  We have reduced operating expenses and are seeking acquisition and investment opportunities.  No assurance can be given that we will not continue to incur operating losses.

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

Cash used for operations for the nine months ended September 30, 2011 and 2010 was $33,514 and $25,871, respectively. The increase is associated with the timing of payments of accounts payable and accrued liabilities.  We evaluate our accruals on a quarterly basis and make adjustments when appropriate.

Cash provided by financing activities was $31,000 and $30,000 for the nine months ended September 30, 2011 and 2010, respectively.  In the first nine months of 2011, cash provided by financing activities was from borrowings under the revolving credit agreement of $31,000.  In the first nine months of 2010, cash provided by financing activities was from the proceeds from the sale of common stock of $15,000 and borrowings under the revolving credit agreement of $15,000.

At September 30, 2011, we had cash and cash equivalents of $3,072.

Inflation and changing prices had no material impact on revenues or the results of operations for the periods ended September 30, 2011 and 2010.

In March 2009, we entered into a revolving credit promissory note where our principal stockholder, Vector, agreed to lend us $50,000 to meet our liquidity requirements over the next twelve months.  The facility bears interest at 11% per annum and is due on December 31, 2012.  On January 26, 2011, we and Vector entered into an amendment to the Revolver increasing the amount that we may borrow thereunder from $50,000 to $100,000.  The facility had a balance of $68,500 at September 30, 2011.  Accrued interest on the Revolver was $10,179 and $3,930 as of September 30, 2011 and December 31, 2010.  Interest expense on the facility was $1,926 and $6,249 for the three and nine months ended September 30, 2011, compared to interest expense of $632 and $1,877 for the same periods in the prior year.

SG BLOCKS, INC.
(FORMERLY, CDSI HOLDINGS INC.)

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

SG BLOCKS, INC.
(FORMERLY, CDSI HOLDINGS INC.)

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

SG BLOCKS, INC.
(FORMERLY, CDSI HOLDINGS INC.)

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 6.	Exhibits

2.1
Merger Agreement and Plan of Reorganization, dated as of July 27, 2011, by and among CDSI Holdings Inc., CDSI Merger Sub, Inc., SG Blocks, Inc. and certain stockholders of SG Blocks, Inc. (incorporated by reference to the Current Report on Form 8-K filed on August 2, 2011)*

4.2	Equity Incentive Plan.
10.1	Form of lock-up agreement.
31.1	Certification of Chief Executive Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Certain exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2).  SG Blocks agrees to furnish supplementally a copy of all omitted exhibits and schedules to the Securities and Exchange Commission upon its request.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SG BLOCKS, INC. (formerly CDSI Holdings Inc.)
(Registrant)

Date: November 10, 2011	By:	/s/Brian Wasserman
Brian Wasserman
Chief Financial Officer
(Duly Authorized Officer and
Chief Accounting Officer)