Form 10-K
period 2011-12-31
SG BLOCKS, INC.
filed 2012-03-30
CIK 1023994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number:  000-22563

SG BLOCKS, INC.
(Exact name of registrant as specified in its charter)

Delaware	95-4463937
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

400 Madison Avenue, Suite 16C New York, NY	10017
(Address of principal executive offices)	(Zip Code)

(646) 747-2423
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, par value $.01 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐                                           No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ☐                                           No  ☒

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
Yes  ☒                                           No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                                                                      Accelerated filer  ☐

Non-accelerated filer  ☐ (Do not check if a smaller reporting company)                     Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐   No  ☒

The aggregate market value of the common stock held by non-affiliates of SG Blocks, Inc. as of June 30, 2011 was approximately $373,613.

As of March 25, 2012, the issuer had a total of 39,779,506 shares of common stock outstanding.

SG BLOCKS, INC.
FORM 10-K

TABLE OF CONTENTS

PART I

ITEM 1	BUSINESS

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K  (the “Annual Report”) are “forward-looking statements” regarding the plans and objectives of management for future operations.  Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of ours to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties.  Our plans and objectives are based, in part, on assumptions involving judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of us.  Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate.  In light of the significant uncertainties inherent in the forward-looking statements included herein, particularly in view of our limited operations, the inclusion of such information should not be regarded as a representation by us or any other person that the objectives and plans of ours will be achieved.  Readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date on which such statements are made.  Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth in this report under the headings “The Company”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.  We do not undertake to update any forward-looking statement that may be made from time to time on our behalf.

THE COMPANY
DESCRIPTION OF BUSINESS

Background of SG Blocks, Inc.

SG Blocks, Inc. was previously known as CDSI Holdings, Inc. and PC411, Inc., and was incorporated in Delaware on December 29, 1993.  SG Blocks, Inc. (and together with its subsidiaries, as context requires) is referred to herein as "we," "our," "us" or the "Company".  On January 12, 1999, the Company’s stockholders voted to change the corporate name of the Company from PC411, Inc. to CDSI Holdings Inc.  Prior to May 1998, the Company’s principal business was an on-line electronic delivery information service that transmitted name, address, telephone number and other related information digitally to users of personal computers.  In May 1998, the Company acquired Controlled Distribution Systems, Inc. (“CDS”), a company engaged in the marketing and leasing of an inventory control system for tobacco products.  In February 2000, the Company announced that CDS will no longer actively engage in the business of marketing and leasing the inventory control system.  In November 2003, the Company and CDS (a wholly-owned subsidiary) merged with the Company as the surviving corporation.  Immediately prior to the merger between the Company’s wholly-owned subsidiary, CDSI Merger Sub, Inc. and SG Building (described below under the heading “SG Blocks Merger”) the Company was a shell company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934 (the “Exchange Act”), seeking acquisition and investment opportunities.

Background of SG Building Blocks, Inc.

On October 25, 2010, SG Blocks, LLC (“SG LLC”), a Missouri limited liability company, merged with and into SG Building Blocks, Inc. (“SG Building”), which was formerly known as SG Blocks, Inc., then continued the business of SG LLC. SG LLC was formed on January 23, 2007 and SG Building was formed in Delaware on August 16, 2010.  SG Building was not engaged in any business prior to the merger with SG LLC in 2010.

SG Blocks Merger

On July 27, 2011, the Company entered into a Merger Agreement and Plan of Reorganization (the “Merger Agreement”) by and among the Company, CDSI Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“Merger Sub”), SG Building, and certain stockholders of SG Building.  The merger contemplated by Merger Agreement was completed on November 4, 2011 (the “Merger”).  Upon the consummation of the transactions contemplated by the Merger Agreement, Merger Sub was merged with and into SG Building, with SG Building surviving the Merger and becoming a wholly-owned subsidiary, and only operating business of, the Company.  The Merger was a reverse merger that will be accounted for as a recapitalization of SG Building, and accordingly SG Building is deemed to be the accounting acquirer.

Upon consummation of the Merger, the holders of common stock of SG Building received an aggregate of 36,050,764 shares of common stock in the Company.  Additionally, Ladenburg Thalman & Co. Inc. ("Ladenberg") received in the Merger 408,750 shares of Company common stock pursuant to contractual obligations between SG Building and Ladenburg. Upon consummation of the Merger, all outstanding SG  Building warrants were cancelled and substituted with warrants of similar tenor to purchase an aggregate of 1,145,510 shares of Company common stock.  Immediately following the Merger, warrants to purchase 100,926 shares of Company common stock were forfeited by a warrant holder.  As a result of the foregoing, the holders of Company common stock prior to the Merger owned an aggregate of 8% of the Company common stock on a fully diluted basis immediately after the Merger, the stockholders and warrant holders of SG Building before the Merger beneficially owned an aggregate of 91% of the Company common stock on a fully diluted basis immediately after the Merger, and Ladenburg owned an aggregate of 1% of the Company common stock on a fully diluted basis immediately after the Merger (not including warrants to purchase shares of Company common stock it received in the Merger as a result of it holding warrants to purchase shares of SG Building common stock prior to the Merger).

Overview

The principal business of the Company, through SG Building, is to provide code engineered cargo shipping containers. SG Building modifies and delivers containers to meet the growing demand for safe and green construction. Rather than consuming new steel and lumber, SG Building capitalizes on the structural engineering and design parameters a shipping container must meet and repurposes them for use in building. Offering a product that typically exceeds building code requirements, SG Building seeks to enable developers, architects, builders and owners to achieve greener construction, faster execution and stronger buildings of higher value. Since its inception in 2007, SG Building has developed and implemented the technology to break away from standardized container-construction while maintaining reduced costs. Committed to providing a construction methodology that will lessen the global carbon footprint, SG Building does not simply recycle (which requires additional energy consumption to break down material and then reform it for another purposes) — it utilizes existing steel material and repurposes it into modules that can be put to a higher and better use with significantly less energy input. In addition to providing code engineered cargo shipping containers for construction use, SG Building also continues to advance a patent pending structural steel framing system and the use thereof.

SG Building’s products have been featured in reports by several leading media outlets including Fortune, NY Post, USA Today, CNN, Washington Post, ABC World News, NBC Nightly News and Bob Vila. In addition, Popular Mechanics selected one of SG Building’s buildings as a “best green design” in its April 2009 edition.

Description of Business

SG Building first selects shipping containers appropriate for the project, often that have reached the end of their useful life, which are then designed and proprietarily engineered.  These durable steel containers are then modified or manufactured under contract into a structure that is referred to in this “Description of Business” section as “SG Blocks™”.  A combination of engineering and architecture is used to make the containers adaptable for a wide variety of uses including housing, office buildings, barracks, hotels, schools, dormitories, hospitals, clinics and institutional facilities.

From a design perspective, SG Blocks™ can be used to build virtually any style of construction, from traditional to modern.  SG Blocks™ can be delivered with a highly durable surface finish or ready to be clad with any type of standard or green technology friendly building skin.

SG Blocks™ have a particular application in meeting safe and sustainable housing needs in the United States and globally.  The building system is designed to meet the needs of builders, developers, government officials, urban planners, architects, and engineers looking for fast and affordable alternatives that meet safe housing needs and standards, particularly in hurricane and earthquake prone areas.  Criteria and testing processes have been developed to evaluate each container.  Conversion and assembly is subjected to quality control, making the containers “code-ready.”  Conformance with International Code Council requirements is an ongoing objective as this standard is used by a vast majority of governmental jurisdictions in the United States.

Partners, affiliates and customers carry the responsibility for container storage, modification, transportation and welding, leaving SG Building to manage the logistical task of coordinating the efforts of its strategic partners.  These alliances help SG Building maintain a steady supply of containers available around the world.  SG Building is actively exploring international opportunities, including in Brazil where it has formed a subsidiary.

Green Building

There is a worldwide movement toward green and carbon neutrality. Sustainable or “green” building is the practice of designing, constructing, operating, maintaining and removing buildings in ways that conserve natural resources and reduce their impact on climate change. Builders are increasingly incorporating “green” components in all projects as they adopt the LEED system, a third-party certification program and the nationally accepted benchmark for the design, construction and operation of high performance green buildings. We believe SG Building’s structural system contributes significantly towards LEED certification, and help minimize the wasteful practices of traditional construction methods.

Description of the Product

SG Building’s structural building system represents a change from the way buildings have typically been built in the past. It also represents a contribution to the greening of the construction industry with the advancement of new technology. Of great importance to the technology is the recycling of standard shipping containers. Intermodal containers generally come in either 40 foot or 20 foot long units that are either 8’6” (standard cube) or 9’6” (high cube).

The payload rating in a shipping configuration for a 40 foot container is roughly 60,000 pounds. The payload rating normally associated with residential or commercial structures is in most cases half of that amount. These units are designed for 9-high stacking aboard ships. The structures in this condition need to be able to withstand 15 long tons of load transversely and 7.5 long tons longitudinally. This far exceeds any gravity or lateral loads a normal residential or commercial building will ever experience.

This strong structure is the beginning of the SG Building building system. Various combinations as desired of siding, brick, and stucco can be added and the interior finished as any conventional structure would be. Upon completion, structures look and feel as if they were erected using traditional construction methods. However, the SG Building product is generally stronger, more durable, environmentally sensitive, and finished in less time than traditional construction methods.

The Process of the SG Building Conversion

Containers are selected, tested and evaluated against SG Building’s engineering, environmental, and utilization criteria and standards.  The used containers are then certified as SG Blocks™, ready for the manufacturing and fabrication processes.  SG Building then provides specific and detailed engineering and fabrication details to qualified contractors and subcontractors who then modify the containers in various configurations, which often require structural changes, wall reconfigurations, the creation of window and door openings, and ceiling alterations to allow sheetrock hanging.  The exterior walls and roof structure are then insulated with a high tech waterproof ceramic insulation.  The SG Blocks™ are then shipped directly to the building site or are run through a modular factory and then delivered to the site.  The builder, generally under contract with the Company, places the SG Blocks™ into position on their foundation and connects them together by welding.  The builder may then add roof trusses or other roof systems, quickly creating an insulated structure under roof.  The potential for savings in building time can be significant, particularly if interior pre-finish modularization is introduced at this step.

Historical Use of Shipping Containers in Construction

Although shipping containers have been reused as building structures since their introduction in the 1950s, such applications have been limited. Typically, shipping containers have been re-used to provide temporary shelter or storage. However, the idea of fabricating containers in large quantities for the building sector market is a relatively novel idea.

Over the past few years, several companies and individuals have been touting the use of shipping containers for construction purposes. Very few, however, have actually designed and built structures to meet building code requirements. In contrast, SG Building has already completed projects for the US Military, municipalities and Fortune 500 companies. As a result, we believe SG Building is positioned as the leader in this new technology industry.

We believe SG Building has debunked the architectural notion that structures built with containers look as if they were built with containers. Through concentrated education and promotion, we believe SG Building has already begun to position its concept into the vocabulary of the architecture and building industries.

Competition

The construction industry is highly competitive.  SG Building competes against numerous local, regional, national and international builders and others in the real estate business around the world.  Going forward, SG Building is committed to further educating the building community on the benefits of its technology to illustrate SG Building is more of a complement to than competition for builders.  SG Building may compete for investment opportunities, financing, available land, raw materials and skilled labor with entities that possess greater financial, marketing and other resources than it does.  Competition may increase if there is future consolidation in the land development and construction industry or from new building technologies that could arise.  Additionally, many of those working with containers focus on the architecture and design element.  As the Company’s competitors are generally not involved with the entire building process (from container selection to occupancy), SG Building has an advantage in being able to deliver a final product.

We believe SG Building can distinguish itself from its competitors on the basis of cost and construction time.  SG Building’s construction method is typically 10% to 20% less expensive than traditional construction methods, particularly in urban locations and multi-story projects.  Construction time is typically reduced by 30% to 40% using SG Building’s construction method, reducing construction and soft costs substantially.  The SG Blocks™ are designed to be hurricane, tornado and blast resistant, able to withstand harsh climate conditions and their flexibility of construction allows architects, developers, and owners to design the product to meet their needs.

Having already worked with regulatory agencies and obtained jurisdictional approvals from building departments, SG Building has gained practical experience needed to complement its engineering, architectural and technological knowledge. Standard permit approvals at the municipal level is the principal compliance and approval requirement for SG Building.

Intellectual Property

The creation of a proprietary, patentable intellectual property platform, driven by technological innovation, is a central strategy and a key differentiator for SG Building. This use of advanced technology is positioning SG Building as a primary resource for container based structure information and support. Such advanced application of technology creates a valuable marketing and closing tool for leads, a barrier to competitive entry, and is a cornerstone in the strategic development of SG Building’s global, scalable business platform. SG Building is now routinely called upon to provide the product for innovative architects who design container based systems. SG Building relies primarily on trade secrets to protect its intellectual property and proprietary technology at this time.

The SG Buildings Network

One of our stockholders, ConGlobal Industries, Inc. (“ConGlobal”), is also one of our most important affiliates.  ConGlobal is one of the largest depot operators in the United States.  ConGlobal operates 17 container repair and storage depots in 14 U.S. cities, Costa Rica and Mexico, catering to major shipping, leasing and freight movement companies around the world.  With a national capacity of over 600 acres, the ConGlobal network of maintenance depots currently handles over 6,500 containers per week and can accommodate at least 170,000 TEU’s (twenty-foot equivalent unit).  Through SG Building, we currently have an exclusive 10 year Collaboration and Supply contract with ConGlobal (the “ConGlobal Agreement”), which is currently being renegotiated.  Each ConGlobal depot is equipped with the resources to modify used shipping containers into SG Building’s green building material.

The ConGlobal Agreement, in its current form, generally provides that during the term of the ConGlobal Agreement, we will purchase our supply of SG Blocks™ for SG Building’s business exclusively from ConGlobal within the “Territory”, as defined in the ConGlobal Agreement, and within the “Field of Use”, as defined in the ConGlobal Agreement.  The ConGlobal Agreement defines “Territory” as all locations within the continental United States within a five hundred (500) mile radius of an existing ConGlobal site.  The ConGlobal Agreement defines “Field of Use” as housing, office, and/or retail uses generally constructed as a permanent structures, but excludes uses exclusively for storage, mobile storage, temporary storage and commercial applications that:

(1)  are occupied by persons temporarily or infrequently (such as construction site temporary offices), or

(2)  are not assembled into buildings consisting of greater than 6 containers in size and not intended for use as permanent housing, office, and/or retail structures, or

(3)  are buildings of such nature that: (A) (i) they do not require a building or other permit or process from local government agencies, or (ii) are built from drawings, and/or specifications supplied to ConGlobal by the party buying the modified container(s) and (B) are for purposes that are not primarily for permanent housing, office and/or retail structures.

In the event a proposed use of shipping containers by ConGlobal is not clearly within or outside of the Field of Use, ConGlobal will notify us of such proposed use and we will collaborate to determine whether such use is within the Field of Use and if so, whether (i) the proposed use by ConGlobal should be permitted; and (ii) if so, whether the proposed use should be performed on a shared or joint venture basis.

The ConGlobal Agreement also provides that ConGlobal will not supply SG Blocks™ to any entity competing with SG Building during the term of the ConGlobal Agreement unless SG Building fails to purchase at least sixty percent (60%) of its forecasted purchases, as defined, for two (2) consecutive years.

We have eight employees, not including Brian Wasserman who is serving as our Chief Financial Officer pursuant to a consulting agreement.  We also hire independent contractors on an as-needed basis.

On November 15, 2011, we entered into a two-year consulting agreement with Admiral Edmund P. Giambastiani, Jr. U.S. Navy (ret) (the “Giambastiani Agreement”).  Pursuant to the Giambastiani Agreement, Mr. Giambastiani will serve as a consultant to the Company on matters relating to business development and provide advice on products and operations.  For each month during term of the Giambastiani Agreement, Mr. Giambastiani will be granted options to purchase 10,000 shares of Company common stock.  Such grants will be made pursuant to our 2011 Incentive Stock Plan and priced at Fair Market Value on the date of grant.

In March 2012, we entered into strategic partnership with McCann Enterprise Worldwide (MCEW) to jointly implement a sales, product design, and brand enhancement platform for current and prospective clients of both companies.

ITEM 1A.     RISK FACTORS.

Investing in our common stock involves a high degree of risk.  You should carefully consider the risks and uncertainties described below before making an investment decision.  If any of the following risks or uncertainties occur, our business, prospects, financial condition or operating results could be materially adversely affected, the trading price of our common stock could decline, and you may lose all or part of your investment.  In assessing the risks described below, you should also refer to the other information contained in this Annual Report, including our consolidated financial statements and the related notes and schedules, before deciding to purchase any shares of our common stock.

Risks Relating to the Company

If we are not successful in our efforts to increase sales or raise capital, we will experience a shortfall in cash over the next twelve months and our ability to raise capital may be limited.

As of December 31, 2011, SG Building, our wholly-owned subsidiary and only operating business, had cash and cash equivalents of $561,759.  However, over the fiscal year ended December 31, 2011, we had a net loss of $1,909,575.  If we are not successful with our marketing efforts to increase sales, we will experience a shortfall in cash over the next twelve months.  If necessary, we will implement a plan to fund such a deficit which could include, among other things, reducing operating expenses in an amount sufficient to operate the business for a reasonable period of time.   We recently received net proceeds of $433,608 from a private placement.  The private placement is ongoing.  We may also seek to obtain debt or additional equity financing to address any shortfalls in our cash. The type, timing and terms of the financing we may select will depend on, among other things, our cash needs, the availability of other financing sources and prevailing conditions in the financial markets.  However, there can be no assurance that we would be able to secure additional funds if needed and that if such funds are available, whether the terms or conditions would be acceptable to us.  In such case, the further reduction in operating expenses might need to be substantial in order for us to ensure enough liquidity to sustain our operations.  It will also be difficult for us to make any acquisitions unless we can raise additional capital. Any financing would be dilutive to our stockholders.

We have incurred net losses in certain prior periods and there can be no assurance that we will generate income in the future.

Our ability to achieve profitability will depend upon our ability to generate and sustain substantially increased revenues. We may incur operating losses in the future as we execute our growth strategy. We intend to make significant expenditures related to marketing, expansion of our website, hiring of additional personnel, and development of our technology and infrastructure. Although SG Building generated revenue from operations during the fiscal year ended December 31, 2010 and the fiscal year ended December 31, 2011, it has incurred net losses of $1,247,644 and $1,909,575, respectively, during such periods. For the fiscal year ended December 31, 2010 and the fiscal year ended December 31, 2011, we (prior to giving effect to the Merger of CDSI Merger Sub with and into SG Building (formerly SG Blocks, Inc.)) incurred net losses of $35,204 and $118,460, respectively, during such periods. The likelihood that we will generate net income in the future must be considered in light of the difficulties facing the construction and construction management industries as a whole, economic conditions, the competitive environment in which we operate and the other risks and uncertainties discussed in this Annual Report. Our operating results for future periods are subject to numerous uncertainties, and it may not achieve sufficient revenues to sustain or increase profitability on a quarterly or annual basis.

We have a history of losses.

We have reported an operating loss in each of our fiscal quarters since inception.  There is a risk that we will continue to incur operating losses.

We are dependent on the services of key personnel, and the unexpected loss of their services may adversely affect its operations.

Our success depends highly upon the personal efforts and abilities of our senior management team, specifically the efforts of Paul Galvin, the Company’s Chief Executive Officer and Director, and Stevan Armstrong, the Company’s President and Chief Operating Officer and Director.  The loss of the services of one or more of these individuals could have a material adverse effect on our business.  Our ability to achieve profitability and generate increased revenue will depend upon our ability to retain, and attract if necessary, experienced management personnel.

An investor in our common stock must consider the uncertainties facing early stage companies in highly regulated industries.

An investor in our common stock must consider the uncertainties facing early stage companies in highly regulated industries.  These uncertainties include:

•	an evolving business model that makes future success uncertain and an investment in our common stock highly speculative;

•	the lack of a well-developed brand that may limit our ability to attract customers;

•	the potential development of a comparable product and lack of barriers to entry by better funded competitors; and

•	our new corporate organization, regulatory requirements and its anticipated growth could lead to management distractions and higher than expected operating expenses.

Our business is susceptible to adverse weather conditions and natural disasters.

Our construction projects are susceptible to, and are significantly affected by, adverse weather conditions and natural disasters such as hurricanes, tornadoes, earthquakes, droughts, floods and fires.  These adverse weather conditions and natural disasters can cause delays and increased costs in the construction of new buildings.  If insurance is unavailable to us or is unavailable on acceptable terms, or if our insurance is not adequate to cover business interruption or losses resulting from adverse weather or natural disasters, our business and results of operations will be adversely affected.  In addition, damage to new buildings caused by adverse weather or a natural disaster can cause our insurance costs to increase.

Our failure to successfully complete the integration of SG Building or any other businesses acquired in the future could have a material adverse effect on our business, financial condition and operating results.

Any financing required for acquisitions could dilute the interests of our existing holders of our common stock, result in an increase in our indebtedness or both.  Acquisitions may entail numerous risks, including:

•	difficulties in assimilating acquired operations or products, including the loss of key employees from acquired businesses;

•	diversion of management’s attention from our core business;

•	adverse effects on existing business relationships with supplies and customers; and

•	risks of entering markets in which we have limited or no prior experience.

Our failure to successfully complete the integration of SG Building or any other acquired business could have a material adverse effect on our business, financial condition and operating results.  In addition, there can be no assurance that we will be able to identify suitable acquisition candidates or consummate acquisitions on favorable terms.

We rely on ConGlobal Industries, Inc. to supply us with containers used in our business and the unexpected termination of our exclusive 10 year Collaboration and Supply contract with ConGlobal to provide these containers would have a negative impact on our business.

We rely on ConGlobal to supply us with containers and other resources used in our business and if this relationship were to unexpectedly end, or if the ConGlobal Agreement were to be unexpectedly terminated, such event could have a short-term (1-3 months) negative impact on our business while our alternate sources of supply are being implemented.

We rely on certain vendors to supply us with materials and products that if we were unable to obtain could adversely affect our business.

We have relationships with key materials vendors, and we rely on suppliers for our purchases of products from them.  Any inability to obtain materials or services in the volumes required and at competitive prices from our major trading partners, the loss of any major trading partner, or the discontinuation of vendor financing (if any) may seriously harm our business because we may not be able to meet the demands of our customers on a timely basis in sufficient quantities or at all.  Other factors, including reduced access to credit by our vendors resulting from economic conditions, may impair our vendors’ ability to provide products in a timely manner or at competitive prices.  We also rely on other vendors for critical services such as transportation, supply chain and professional services.  Any negative impacts to our business or liquidity could adversely impact our ability to establish or maintain these relationships.

Risks Relating to our Business

We depend on the availability and skill of subcontractors, their willingness to work with us, and their selection of suitable and quality building materials.

We rely on subcontractors to perform the actual construction of our building projects, and in many cases, to select and obtain raw materials.  Despite our detailed specifications and quality control procedures, in some cases, improper construction processes or defective materials may be used to finish construction of our building projects.  We may need to spend money to remediate such problems when they are discovered.  Defective products widely used by the construction industry can result in the need to perform extensive repairs to large numbers of buildings.  Though subcontracts are written to protect us from substandard performance or materials, pervasive problems could adversely affect our business.  The cost to us in complying with its warranty obligations in these cases may be significant if it is unable to recover the cost of repair from subcontractors, materials suppliers and insurers.  Further, the timing and quality of our construction depends on the availability and skill of subcontractors.  Although we believe that our relationships with our suppliers and subcontractors are good, there can be no assurance that skilled subcontractors will continue to be available at reasonable rates and in the areas in which we conducts our operations.  The inability to contract with skilled subcontractors or general contractors at reasonable costs on a timely basis could limit our ability to build and deliver buildings and could erode our profit margins and adversely affect our results of operations and cash flows.

We may have difficulty protecting our proprietary technology.

Intellectual property and proprietary technology are important to the success of our business.  We rely primarily on trade secrets to protect our intellectual property and proprietary technology.  While we intend to make the appropriate filings and protect our intellectual property and proprietary technology, there can be no assurance that we will be able to so.  In addition, it is difficult to protect against or monitor all possible misappropriations and unauthorized access to our intellectual property and technology.  To date, we have ordered prior art on five potential intellectual property claims.  Significant challenges in protecting our intellectual property and technology are posed by (a) funding limitations and (b) our rapidly evolving adaptation to new product/market/technology challenges.  Dissemination or dilution of the aforementioned intellectual property and technology could have an adverse effect on our business, financial condition, results of operations and liquidity.

Growth of operations may strain resources and if we fail to manage growth successfully, our business could be adversely affected.

Increased orders for our product have placed, and may continue to place, a strain on our operational, financial and managerial resources and personnel.  Any failure to manage growth effectively could have a material adverse effect on our business, operating results, financial condition and liquidity.

Our exposure to foreign currency rate risks and inflation could materially and adversely affect our business, financial condition and results of operations.

We may be exposed to foreign currency exchange rate risks and inflation with respect to our sales, profits, and assets and liabilities denominated in currencies other than the U.S. dollar as a result of possible international operations.  As a result, we may suffer losses as a result of foreign currency rate fluctuations.

Our revenue growth rate depends on our ability to execute our business plan.

We may not be able to identify and maintain the necessary relationships within the industries in which we participate.  Our ability to execute our business plan also depends on other factors, including the ability to:

•	negotiate and maintain contracts and agreements with acceptable terms;

•	implement terms of contracts and agreements according to original specifications;

•	hire and train qualified personnel and retain key employees;

•	maintain an affordable labor force;

•	maintain marketing and development costs at affordable rates;

•	ensure the availability of project financing; and

•	effectively compete within domestic and international markets.

Failure to properly perform any of the foregoing may have a material adverse effect on our business, operating results, financial condition and liquidity.

We face continuous pricing pressure from our customers and our competitors.  This will affect our margins and therefore our profitability and cash flow unless we can efficiently manage our manufacturing costs and market our products based on superior quality.

Our customers often make purchase decisions based on product pricing.  Many of our competitors have significantly greater financial resources than we have, and as a result may be able to withstand the adverse effect of discounted pricing and reduced margins in order to build market share.  While one of our strategies is to offer competitive pricing in order to retain and increase market share, and to seek to manage its manufacturing efficiently to sustain acceptable margins, we may not be able to maintain appropriate prices or to manage product manufacturing costs sufficiently to sustain acceptable margins.  Similarly, we also seek to compete based on product quality rather than just price, but we may not be successful in these efforts.  This could adversely affect our profitability, liquidity and market share.

The sale and export of products to a foreign country involves inherent operational risks that may not be adequately covered by insurance.

We can give no assurance that we will be adequately insured against all risks or that our insurers will pay a particular claim.  The cost of insurance on foreign business may be substantial and could decrease profitability.  Furthermore, we may not be able to obtain adequate insurance coverage at reasonable rates in the future.  We may also be subject to claims by our customers involving disputes or situations that are beyond its control.  There is also a possibility of fraudulent claims or other illicit activities involving our transactions.  Any of these potentialities may give rise to a loss for which we are not insured, or adequately insured.

Our liability for estimated warranties may be inadequate, which could materially and adversely affect our business, financial condition and results of operations.

As a construction manager, we are subject to construction defect and warranty claims arising in the ordinary course of its business.  These claims are common in the construction management industry and can be costly.  At this time, the third party providers offer guarantees and warranties in accordance with industry standards that flow through to our clients.  Although we maintain reserves for such claims, which to date have been adequate, there can be no assurance that warranty expense levels will remain at current levels or that such reserves will continue to be adequate.  A large number of warranty claims exceeding our current warranty expense levels could have a material adverse effect on our results of operations.

We can be adversely effected by failures of persons who act on our behalf to comply with applicable regulations and guidelines.

Although we expect all of our associates (i.e., employees), officers and directors to comply at all times with all applicable laws, rules and regulations, there are instances in which subcontractors or others through whom we do business may engage in practices that do not comply with applicable regulations or guidelines.  It is possible that our associates may become aware of these practices but do not take steps to prevent them.  If we learn of practices relating to buildings it constructs that do not comply with applicable regulations or guidelines, we will move actively to stop the non-complying practices as soon as possible and we will take disciplinary action with regard to our associates who were aware of the practices, including in some instances terminating their employment.  However, regardless of the steps we take, we may be subject to fines or other governmental penalties, and our reputation may be injured.

The cyclical and seasonal nature of the construction and construction management industries causes our revenues and operating results to fluctuate, and we expect this cyclicality and seasonality to continue in the future.

The construction and construction management industries are highly cyclical and seasonal and is influenced by many international, national and regional economic factors including the availability of consumer and wholesale financing, seasonality of demand, consumer confidence, interest rates, income levels and general economic conditions, including inflation and recessions.  As a result of the foregoing factors, our revenues and operating results fluctuate, and we currently expect them to continue to fluctuate in the future.  Moreover, we have and may continue to experience operating losses during cyclical downturns in the construction and construction management market.

We may not be paid all amounts owed to us by our customers.

If the financial condition of our customers were to deteriorate, resulting in their inability or unwillingness to pay amounts owed to us, or if our customers are otherwise unable or unwilling to pay us, or if bankruptcy courts require us to refund amounts paid to us, our earnings and financial position could be negatively impacted.

Risks Relating to the Construction and Construction Management Industries

The construction management industry suffers from a lack of third-party financing, and our financial condition and results of operations could be negatively affected if additional third-party financing for the purchases of our buildings does not become available.

Our business and earnings depend substantially on our client’s ability to obtain financing for the development of their construction projects.  The availability and cost of such financing is further dependent on the number of financial institutions participating in the industry, the departure of financial institutions from the industry, the financial institutions’ lending practices, the strength of the domestic and international credit markets generally, governmental policies and other conditions, all of which are beyond our control.  In light of the current economic climate, some of our projects may not be successful in obtaining additional funds in a timely manner, on favorable terms or at all.  The availability of borrowed funds, especially for construction financing, has been greatly reduced, and lenders may require project developers to invest increased amounts of equity in a project in connection with both new loans and the extension of existing loans.  Unfavorable changes in the availability and terms of financing in the industry will have a material adverse effect on certain privately financed projects.

Our results of operations also depend on the ability of our potential privately financed customers to obtain loans for the purchase of new buildings.  Over the past few years, lenders have tightened the credit underwriting standards which have reduced lending volumes.  If this trend continues, it would negatively impact our sales.  Our sales depend in large part on the availability and cost of financing.  In addition, where our potential customers must sell their existing buildings or real estate in order to develop the new buildings, increases in mortgage costs and/or lack of availability of mortgages could prevent buyers of potential customers’ existing buildings from obtaining the mortgages they need to complete their purchases, which would result in our potential customers’ inability to make purchases from us.  If our potential buyers cannot obtain suitable financing, our sales and results of operations would be adversely affected.

The construction and construction management industries are highly competitive, and competition may increase the adverse effects of industry conditions.

We operate in a very competitive environment, which is characterized by competition from numerous local, regional and national builders and others in the real estate development business around the world.  We may compete for financing, raw materials and skilled management and labor resources.  We also compete with the rental market, as well as with the resale, or “previously owned,” building market, which has increased significantly due to the large number of foreclosures due to the current economic downturn.  An oversupply of buildings available for sale and the heavy discounting of building prices by some of our competitors could adversely affect demand for our buildings and our results of operations.  Increased competition could require us to further increase our selling incentives and/or reduce our prices which could negatively affect our profits.

Government regulations and legal challenges may delay the start or completion of our projects, increase our expenses or limit our building activities, which could have a negative impact on our operations.

Various domestic and international rules and regulations concerning building, zoning, sales and similar matters apply to and/or affect the construction and construction management industries.  Governmental regulation affects construction activities as well as sales activities, mortgage lending activities and other dealings with consumers.  These industries also have experienced an increase in domestic state and local legislation and regulations that limit the availability or use of land.  Municipalities may also restrict or place moratoriums on the availability of utilities, such as water and sewer taps.  In some areas, municipalities may enact growth control initiatives, which will restrict the number of building permits available in a given year.  In addition, we may be required to apply for additional approvals or modify our existing approvals because of changes in local circumstances or applicable law.  If governments in locations in which we operate take actions like these, it could have an adverse effect on our business by causing delays, increasing our costs or limiting our ability to operate in those areas.  Further, we may experience delays and increased expenses as a result of legal challenges to our proposed projects, whether brought by governmental authorities or private parties.  Failure to comply with laws or regulations applicable to or affecting us, or the passage in the future of new and more stringent laws affecting us, may adversely affect our financial condition or results of operations.

Supply risks and shortages relating to labor and materials can harm our business by delaying construction and increasing costs.

Though the availability of talented consultants and subcontractors is high in the current economic environment, the construction and construction management industries from time to time have experienced significant difficulties with respect to:

•	shortages of materials;

•	volatile or sustained increases in the cost of raw materials, including containers, traditional finish materials which are significant components of its construction costs;

•	shortages of qualified trades people and other labor;

•	changes in laws relating to union organizing activity;

•	inadequately capitalized or uninsured local subcontractors;

•	lack of availability of adequate utility infrastructure and services; and

•	transportation cost increases.

These difficulties can, and often do, cause unexpected short-term increases in construction costs and cause construction delays.  In addition, to the extent our subcontractors incur increased costs associated with higher insurance premiums and compliance with regulations, these costs may be passed on to us.  We are generally unable to pass on any unexpected increases in construction costs to those customers who have already entered into sales contracts, as those contracts generally fix the price of the building at the time the contract is signed.  Pricing competition, oversupply of new and existing buildings and tightening mortgage qualifications, among other factors may restrict our ability to pass on any additional costs, and may negatively impact its profit margins.

We have not experienced any work stoppages due to strikes by unionized workers, but there is no assurance that there will not be any work stoppages due to strikes or other job actions in the future.

Risks Relating to the Merger

As a result of the merger between a wholly-owned subsidiary of the Company and SG Building in November 2011, we have become subject to more reporting requirements of federal securities laws, which can be expensive.

As a result of the merger between a wholly-owned subsidiary of the Company and SG Building in November 2011, we have become an operating company. See the section entitled “Description of Business - SG Blocks Merger” in Part I, Item 1 of this Annual Report for a description of the Merger.  Accordingly, we may be subject to more information and reporting requirements of the Securities Exchange Act of 1934 and other Federal securities laws, including compliance with the Sarbanes-Oxley Act. The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the Securities and Exchange Commission (including reporting of the Merger) and furnishing audited reports to stockholders may increase and may cause our expenses to be higher.

In addition, it may be time consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act.  We may need to hire additional financial reporting, internal controls and other finance personnel in order to develop and implement appropriate internal controls and reporting procedures.  If we are unable to comply with the internal controls requirements of the Sarbanes-Oxley Act, we may not be able to obtain the independent registered public accountant certifications required by the Sarbanes-Oxley Act.

Because we were previously a shell company and acquired an operating entity by means of a reverse merger with one of our subsidiaries, we may not be able to attract the attention of major brokerage firms.

There may be risks associated with us formerly being a shell company and acquiring an operating entity through a “reverse merger”.  Securities analysts of major brokerage firms may not provide coverage of us since there is no incentive to brokerage firms to recommend the purchase of our common stock.  No assurance can be given that brokerage firms will, in the future, want to conduct any secondary offerings on our behalf.

Risks Relating to our common stock

Our stock price may be volatile.

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

•	technological innovations or new products by us or our competitors;

•	intellectual property disputes;

•	additions or departures of key personnel;

•	sales of our common stock;

•	our ability to execute our business plan;

•	operating results that fall below expectations;

•	loss of any strategic relationship;

•	industry developments;

•	economic and other external factors; and

•	period-to-period fluctuations in our financial results.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

Our limited operating history makes evaluating our common stock more difficult, and therefore, investors have limited information upon which to rely.

We have limited historical data upon which to forecast operating expenses or future needs and operating results.  Our limited operating history will make it difficult for investors to evaluate our business and prospects.  Investors must consider our prospects in light of the risks, expenses and difficulties we face as an early stage company with a limited operating history, new organizational structure and operating in a highly regulated and competitive industry.

Our directors, executive officers and affiliated persons beneficially own a substantial number of shares of  our common stock, which gives them significant control over certain major decisions upon which its stockholders may vote and may discourage an acquisition of the Company.

Our executive officers, directors and affiliated persons beneficially own a substantial number of shares of our common stock.  The interests of our officers, directors and affiliated persons (as stockholders) may differ from the interests of other stockholders.  As a result, these officers, directors and affiliated persons will have significant influence over all corporate actions requiring stockholder approval, irrespective of how other stockholders may vote, including the following actions:

•	elect or defeat the election of the our directors;

•	amend or prevent amendment the our Amended and Restated Certificate of Incorporation or By-Laws;

•	effect or prevent a merger, sale of assets or other corporate transaction; and

•	control the outcome of any other matter submitted to the stockholders for vote.

Management’s ownership of a substantial number of shares of our common stock may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company, which in turn could reduce its stock price or prevent our stockholders from realizing a premium over its stock price.

Trading of our common stock may be restricted by Blue Sky eligibility and our common stock may be deemed a “penny stock”, which would make it more difficult for the Company’s investors to sell their shares.

We currently are not Blue Sky eligible in certain states so trading of the Company’s stock in such states may be restricted. In addition, our common stock is subject to the “penny stock” rules adopted under section 15(g) of the Securities Exchange Act.  The penny stock rules apply to non-Nasdaq companies whose common stock trades at less than $5.00 per share or that have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years).  These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances.  Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited.  If we remain subject to the penny stock rules for any significant period, that could have an adverse effect on the market, if any, for our securities.  If our securities are subject to the penny stock rules, investors will find it more difficult to dispose of the common stock.  In addition, the Blue Sky eligibility rules may discourage investor interest in and limit the marketability of, the common stock.

Furthermore, for companies whose securities are quoted on the OTC Bulletin Board of the National Association of Security Dealers, Inc., it is more difficult (1) to obtain accurate quotations, (2) to obtain coverage for significant news events because major wire services generally do not publish press releases about such companies, and (3) to obtain needed capital.

Sale of a substantial number of shares of the common stock may cause the price of our common stock to decline.

If our stockholders sell substantial amounts of the common stock in the public market, the market price of our common stock could fall.  These sales also may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that it deems reasonable or appropriate.

The exercise of outstanding warrants and options will dilute the percentage ownership of then-existing stockholders.

As of March 1, 2012, there are outstanding Warrants to purchase 1,044,584 shares of common stock and options to purchase 7,427,500 shares of common stock.  The options were granted under our 2011 Incentive Stock Plan.  The exercise of such outstanding warrants and options would dilute the then-existing stockholders' percentage ownership of the Company's stock, and any sales in the public market of common stock underlying such securities could adversely affect prevailing market prices for the common stock.  Moreover, the terms upon which the Company would be able to obtain additional equity capital could be adversely affected since the holders of such securities can be expected to exercise them at a time when the Company would, in all likelihood, be able to obtain any needed capital on terms more favorable to the Company than those provided by such securities.  See sections entitled "Executive Compensation - Stock Options".

The issuance of additional securities by the Board will dilute the ownership interests of our current stockholders and could discourage the acquisition of the Company.

Our Board, without any action by our stockholders, is authorized to designate and issue additional classes or series of capital stock (including classes or series of preferred stock) as it deems appropriate and to establish the rights, preferences and privileges of such classes or series.  The issuance of any new class or series of capital stock would not only dilute the ownership interest of our current stockholders but may also adversely affect the voting power and other rights of holders of common stock.  The rights of holders of preferred stock and other classes of common stock that may be issued may be superior to the rights of the holders of the existing class of common stock in terms of the payment of ordinary and liquidating dividends and voting rights.

In addition, the ability of the Board to designate and issue such undesignated shares could impede or deter an unsolicited tender offer or takeover proposal regarding the Company and the issuance of additional shares having preferential rights could adversely affect the voting power and other rights of holders of common stock and render more difficult the removal of current management, even if such removal may be in the stockholders’ best interests.

Additional equity offerings may dilute current stockholders.

As a result of acquisitions or additional capital raisings, we may issue additional securities or instruments that may by convertible into or exercisable or exchangeable for, or otherwise entitle the holder thereof to receive common stock.  The issuance of such additional securities will dilute the ownership of our then current stockholders.

If we do not implement necessary internal control over financial reporting in an efficient and timely manner, or if we discover deficiencies and weaknesses in existing systems and controls, we could be subject to regulatory enforcement and investors may lose confidence in our ability to operate in compliance with existing internal control rules and regulations, either of which could result in a decline in our stock price.

It may be difficult to design and implement effective internal control over financial reporting for combined operations as the Company integrates the business of SG Building it acquired as a result of the Merger, and perhaps other acquired businesses in the future.  In addition, differences in existing controls of acquired businesses may result in weaknesses that require remediation when internal controls over financial reporting are combined.

If we fail to maintain an effective system of internal control, we may be unable to produce reliable financial reports or prevent fraud.  If we are unable to assert that its internal control over financial reporting is effective at any time in the future, or if our independent registered public accounting firm is unable to attest to the effectiveness of internal controls, is unable to deliver a report at all or can deliver only a qualified report, we could be subject to regulatory enforcement and investors may lose confidence in our ability to operate in compliance with existing internal control rules and regulations, either of which could result in a decline in the our stock price.

We do not expect to pay dividends in the future. Any return on investment may be limited to the value of our common stock.

We have never paid nor do we expect in the foreseeable future to pay any dividends.

There is a limited trading market for our common stock.

Our common stock has been quoted on the OTC Bulletin Board since 1999 and is currently quoted under the symbol “SGBX”.  Prior to November 9, 2011, our common stock was quoted under the symbol “CDSI.”  There is a limited trading market in our shares and a stockholder could likely find it difficult to sell or to obtain quotations as to prices of our common stock.  During 2010, the average daily trading volume of our common stock was approximately 1,209 shares, with 207 days of 252 trading days having no trading activity.  Since the consummation of the Merger on November 4, 2011 there has been limited trading volume of our common stock, and on many days there has been no trading activity in our common stock.

No assurances can be given that our common stock will continue to be quoted on the OTC Bulletin Board or that an orderly trading market will be maintained for our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES.

We lease office space at New York City for use as our headquarters.  The lease for this facility is terminable by either party to the lease upon 180 days prior written notice after September 26, 2013.  We also have use of office space in Brazil pursuant to an unwritten agreement that is terminable at any time, and use of storage and processing space at certain ConGlobal facilities pursuant to the ConGlobal Agreement.  We believe that our current facilities are adequate for the foreseeable future.

ITEM 3.	LEGAL PROCEEDINGS.

We are not a party to any legal proceedings.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

The Company’s common stock is currently quoted on the OTC Bulletin Board (“OTCBB”) under the symbol “SGBX”.  Prior to November 9, 2011, the common stock was quoted under the symbol “CDSI”.  The following table sets forth for the periods indicated, the reported high and low closing bid quotations per share for our common stock.  The sale prices set forth below reflect inter-dealer quotations, do not include retail mark-ups, markdowns or commissions and do not necessarily represent actual transactions.

Year Ended December 31, 2011	High	Low
Fourth Quarter	$1.00	$0.20
Third Quarter	0.65	0.19
Second Quarter	0.23	0.20
First Quarter	0.50	0.19

Year Ended December 31, 2010	High	Low
Fourth Quarter	$0.30	$0.14
Third Quarter	0.20	0.18
Second Quarter	0.30	0.07
First Quarter	0.14	0.07

Stockholders

As of March 25, 2012, there were 39,779,506 shares of common stock outstanding, held by 80 holders of record.

Dividend Policy

We have never declared or paid dividends on our common stock and do not expect to pay any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

On April 23, 2010, the Company entered into a stock purchase agreement pursuant to which it sold 150,000 shares of our common stock (the “Shares”) for an aggregate purchase price of $15,000, or $0.10 per Share.  The Shares are restricted securities and no registration rights have been granted.  The issuance of the Shares was exempt from the registration requirements under the Securities Act, pursuant to Section 4(2) thereof, because the transaction did not involve a public offering.

See description of the securities issued in connection with Merger in the section entitled “Description of Business - History - SG Blocks Merger” in Part I, Item 1 of this Annual Report, which is incorporated by reference.  The issuance of the securities in connection with the Merger was exempt from the registration requirements under the Securities Act, pursuant to Section 4(2) thereof, because the transaction did not involve a public offering.

The Company has issued option grants as described the section entitled “Executive Compensation - 2011 Option Grants” which is incorporated by reference.  In addition to the options granted to our directors and executive officers (including Mr. Wasserman), described in the section entitled “Executive Compensation - 2011 Option Grants” in Part III, Item 11 of this Annual Report, the Company has also granted 1,020,000 options to consultants (not including Mr. Wasserman) during the period covered by this Annual Report on Form 10-K.  The aggregate number of options granted during the period covered by this Annual Report on Form 10-K is 5,407,500.  The issuance of such options was exempt from the registration requirements under the Securities Act, pursuant to Section 4(2) thereof, because the transaction did not involve a public offering.

On November 7, 2011, the Company issued 50,000 shares of Company common stock in connection with the conversion of outstanding debt into shares of common stock.  The issuance of such shares was exempt from the registration requirements under the Securities Act, pursuant to Section 4(2) thereof, because the transaction did not involve a public offering.

In addition to the foregoing, SG Building sold shares of its common stock in 2011 and in the Private Placement.  See section entitled "Transactions with Related Persons - Transactions with Ladenburg" in Item 13 for a description of the Private Placement.

Issuer Purchases of Equity Securities

No securities of ours were repurchased by us during 2011.

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction and Certain Cautionary Statements

The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with our consolidated financial statements and related notes and schedules included elsewhere in this Annual Report.  This discussion contains forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those discussed below.  Factors that could cause or contribute to such differences include, but are not limited to, intensified competition and/or operating problems in its operating business projects and their impact on revenues and profit margins or additional factors, and those discussed in the section entitled “Risk Factors” in Part I, Item 1A of this Annual Report.  In addition, certain information presented below is based on unaudited financial information. There can be no assurance that there will not be changes to this information once audited financial information is available.

Completed Merger

On July 27, 2011, the Company entered into the Merger Agreement by and among Merger Sub, a Delaware corporation and a wholly-owned subsidiary of the Company, SG Building, a Delaware corporation (known as SG Blocks, Inc. prior to the Merger), and certain stockholders of SG Building. The Merger Agreement provides for the merger of Merger Sub with and into SG Building, with SG Building surviving the Merger and becoming a wholly-owned subsidiary of the Company. Upon consummation of the Merger on November 4, 2011, SG Building became the principal operating business of the Company and the Company was renamed SG Blocks, Inc. The Merger was a reverse merger that will be accounted for as a recapitalization of SG Building, and accordingly SG Building is deemed to be the accounting acquirer.

The following summaries of the Merger and related transactions, the Merger Agreement and the other agreements entered into by the parties are qualified in their entirety by reference to the text of the agreements, certain of which are attached as exhibits hereto and are incorporated herein by reference.

On November 4, 2011, pursuant to the terms of the Merger Agreement, the Merger was consummated and Merger Sub was merged with and into SG Building, with SG Building surviving the Merger and becoming a wholly-owned subsidiary, and only operating business of the Company. In connection with the Merger, (i) each of the 1,786,000 shares of SG Building common stock which were outstanding immediately prior to the effective date of the Merger were exchanged for 20.1851851852 shares of the Company’s common stock and (ii) each of the 51,750 outstanding SG Building warrants were cancelled and substituted with Company warrants of a similar tenor to purchase an aggregate of 1,044,584 shares of the Company’s common stock. Also, in connection with the Merger, 408,750 shares of the Company’s common stock were issued for services related to the Merger.

The number of shares of common stock of the Company issued and outstanding immediately following the consummation of the Merger on November 4, 2011 is summarized as follows:

	Number of Shares
SG Building shares outstanding prior to the Merger	1,786,000
Share exchange ratio (20.1851851852 to 1)	20.1851851852	x
	36,050,764
SG Blocks shares outstanding prior to the Merger	3,269,992
Shares issued in connection with the Merger	408,750
	39,729,506

In connection with the Merger Agreement, the Company entered into an escrow agreement with former shareholders of SG Building in order to provide for any payment to which the Company may be entitled with respect to post-closing rights to indemnification under the Merger Agreement. Under the terms of the escrow agreement, the former stockholders of SG Building placed in escrow (with an independent escrow agent) a total of 817,500 shares of common stock received by them in the Merger. Such shares of common stock held in escrow will be the Company’s sole remedy for rights to indemnification under the Merger Agreement. Claims for indemnification may be asserted by the Company until the 5th business day after the Company has filed the Annual Report on Form 10-K with the Securities and Exchange Commission for the year ended December 31, 2011.

General

SG Building, our wholly-owned subsidiary and only operating business, offers the construction industry a safer, greener, faster, longer lasting and more economical alternative to conventional construction methods. SG Building redesigns, repurposes, and converts heavy-gauge steel cargo shipping containers into safe green building blocks for commercial, industrial, and residential building construction.

SG Building is a provider of code engineered cargo shipping containers that it modifies and delivers to meet the growing demand for safe and green construction. Rather than consuming new steel and lumber, SG Building capitalizes on the structural engineering and design parameters a shipping container must meet and repurposes them for use in building.

Results of Operations

Years Ended December 31, 2011, 2010 and 2009:

Year Ended December 31

	2011	2010	2009
Loss from operations	(2,059,080)	(933,858)	(1,125,222)
Other income (expenses):	149,505	(313,786)	463,291
Net Loss	(1,909,575)	(1,247,644)	(661,931)

Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010:

Revenue

Revenue for the year ended December 31, 2011 was $3,964,796 compared to $1,916,565 for the year ended December 31, 2010. This increase of $2,048,231 results from significantly increased block “green steel” sales to three customers (approximately $2,400,000 of sales in 2011) offset by a decrease of approximately $200,000 in engineering and project management jobs during 2011.

The decrease of sales in engineering and project management jobs resulted from SG Building having fewer customers in these product areas with lower contracted dollar amounts than during 2010. The reduced number of customers and sales revenue in these product areas is due to management’s decision to focus resources on larger block “green steel” projects and thus forgoing proposing on additional engineering and project management jobs during 2011.

Cost of Revenue and Gross Profit

Cost of revenue increased by $2,068,759 to $3,407,918 for the year ended December 31, 2011 from $1,339,159 for the year ended December 31, 2010. The increase in cost of revenue results from an increase in sales as well as a decrease in gross profit percentage.  Gross profit decreased to $556,878 for the year ended December 31, 2011 from a gross profit of $577,406 for the year ended December 31, 2010.  The gross profit percentage was 14.1% for the year ended December 31, 2011 as compared to a gross profit percentage of 30.1% for the year ended December 31, 2010.  This decrease in gross profit percentage results from a decrease in gross profit percent in block “green steel” sales (from 32.5% in 2010 to 14.8% in 2011), engineering (from 42.4% in 2010 to 14% in 2011) and project management (from 20.9% in 2010 to 7.4% in 2011) projects. The decrease in gross profit percentage for block “green steel” sales and engineering projects resulted from jobs that were priced below our normal margin in order to obtain product acceptance and building approvals as well as a single block “green steel” sale job for approximately $1,400,000 which had a gross profit percentage of 5%.  The decrease in gross profit percentage for project management projects resulted from one contract of approximately $300,000 which was completed at cost in order to obtain product acceptance and building approvals.

Payroll and Related Expense

Payroll and related expense for the year ended December 31, 2011 was $1,084,953 compared to $963,075 for the year ended December 31, 2010. The increase of $121,878 principally results from recognition of stock compensation expense for stock options granted during the year.

Other Operating Expenses

Other operating expense for the year ended December 31, 2011 was $1,531,005 compared to $548,189 for the year ended December 31, 2010. The increase of $1,035,526 results from increases of approximately (i) $630,000 in consulting and professional fees, (ii) $250,000 in marketing costs, (iii) $69,000 in travel and entertainment expenses,  (iv) $51,000 other general and administrative expenses. Operating expenses partially increased by approximately $131,000 due to non-recurring legal and accounting fees associated with the Merger. The Company also incurred additional consulting and professional fees during 2011 of approximately $310,000 due to the increased costs related to various compliance and filing requirements from becoming a public company.

Interest Expense

Interest expense for the year ended December 31, 2011 was $3,733 compared to $396,155 for the year ended December 31, 2010. This decrease results from all convertible notes and other interest bearing liabilities either being converted or paid off during 2010.

Other Income (Expense)

During 2011 there was other income recognized from a cancellation of trade liabilities and accrued interest of $239,250 compared to $73,057 in 2010. Additionally in 2010 there was other income of $9,275 recognized due to a change in fair value of derivative conversion option liabilities, compared to ($86,122) in 2011.

Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009:
Revenue

Revenue for the year ended December 31, 2010 was $1,916,565 compared to $478,340 for the year ended December 31, 2009. This increase of $1,438,225 results from significantly increased block “green steel” sales to a single customer (2010 sales of approximately $990,000 vs 2009 sales of approximately 285,000)  and an increase in new engineering and project management jobs during 2010.

Cost of Revenue and Gross Profit

Cost of revenue increased by $1,049,466 to $1,339,159 for the year ended December 31, 2010 from $289,693 for the year ended December 31, 2009. The increase in cost of revenue results from an increase in sales as well as a decrease in gross profit percentage.  Gross profit increased to $577,406 for the year ended December 31, 2010 from a gross profit of $188,647 for the year ended December 31, 2009.  The gross profit percentage was 30.1% for the year ended December 31, 2010 as compared to a gross profit percentage of 39.4% for the year ended December 31, 2009.  This decrease in gross profit percentage results from a decrease in gross profit percent in engineering (from 58.9% in 2009 to 42.4% in 2010) and project management (from 49.1% in 2009 to 20.1 % in 2010) projects offset by an increase in the gross profit percent in block “green steel” sales (from 29.6% in 2009 to 32.5% in 2010) .. The decrease in gross profit percentage for engineering and project management projects resulted from jobs which were priced below our normal margin in order to obtain product acceptance and building approvals.

Payroll and Related Expense

Payroll and related expense for the year ended December 31, 2010 was $963,075 compared to $172,537 for the year ended December 31, 2009. The increase of $790,538 results from an increase in sales, marketing and administrative personnel.

Other Operating Expenses

Other operating expense for the year ended December 31, 2010 was $548,189 compared to $234,247 for the year ended December 31, 2009. The increase of $313,942 results from increases of approximately (i) $81,000 in consulting and professional fees, (ii) $65,000 in marketing costs, (iii) $25,000 in travel and entertainment expenses,  (iv) 64,000 in insurance costs and (v) $78,000 other general and administrative expenses.

Interest Expense

Interest expense for the year ended December 31, 2010 was $ 396,155 compared to $81,083 for the year ended December 31, 2009. This increase results from the conversion feature included in the convertible notes and related debt discount and contractual interest on increased borrowings.

Other income (expense)

During 2010 there was other income recognized from a cancellation of trade liabilities and accrued interest of $73,057 while there were no such debt cancellations during 2009.  Additionally in 2010 there was other income of $9,275 recognized due to a change in fair value of derivative conversion option liabilities.

Income Tax Provision

A 100% valuation allowance was provided against the deferred tax asset consisting of available net operating loss carry forwards and accordingly no income tax benefit was provided.

 Impact of Inflation

The impact of inflation upon SG Building’s revenue and income/(loss) from continuing operations during each of the past two fiscal years has not been material to its financial position or results of operations for those years because SG Building does not maintain any inventories whose costs are affected by inflation.

Liquidity and Capital Resources

Since SG Building’s inception in 2008, SG Building has generated losses from operations and it anticipates that it will continue to generate losses from operations for the foreseeable future. As of December 31, 2011 and December 31, 2010, SG Building’s stockholders’ equity/(deficiency) was approximately ($185,000) and $440,000, respectively. SG Building’s net loss from operations for the years ended December 31, 2011 and 2010 was $2,059,080 and $933,858, respectively. Net cash used in operating activities was $1,591,506 and $804,405 for the years ended December 31, 2011 and December 31, 2010, respectively. Operations since inception have been funded with the proceeds from equity and debt financings and sales activity.  As of December 31, 2011, we had cash and cash equivalents of $561,759. We anticipate that our existing capital resources will enable us to continue operations through at least March 31, 2013.

SG Building incurred a net loss of $1,909,575 for the year ended December 31, 2011. SG Building’s cash balance as of December 31, 2011 was $561,759 and SG Building had working capital as of that date of ($192,597).

Since inception, SG Building has funded its operations and working capital needs primarily with proceeds from equity and debt financings and sales activity. During 2010, SG Building generated net cash proceeds of $2,739,797 from the issuance of notes payable and issuance of common stock. During 2010, SG Building repaid $999,224 of outstanding notes payable. During 2011, SG Building generated net cash proceeds of $1,200,000 from the issuance of common stock and also repaid $41,247 of outstanding notes payable.

SG Building has incurred additional losses during the quarter ending March 31, 2012. As of the report date we had cash and cash equivalents of approximately $588,000.  Subsequent to December 31, 2011, the Company has engaged Ladenburg as its placement agent to conduct a best efforts private placement of the Company’s common stock at a valuation of $0.35 per share. The minimum amount to be raised in this private placement is $500,000 and the maximum amount to be raised is $1,000,000. The proceeds from this offering will be used to support the company’s business growth and for general working capital requirements.  On March 28, 2012, we received net proceeds of $433,608 from the private placement.  It is anticipated that existing capital resources will enable the Company to continue operations through at least March 31, 2013.

Based on the recent progress SG Building made in the execution of its business plan, the Company believes that its currently available cash, which includes funds it expects to generate from operations, will enable it to operate its business through at least March 31, 2013.  However, the Company will require additional capital in order to execute the longer term aspects of its business plan. If the Company is unable to raise additional capital or encounter unforeseen circumstances that place constraints on its capital resources, the Company will be required to take various measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing its business development activities or suspending the pursuit of its business plan. The Company cannot provide any assurance that it will raise additional capital. The Company has not secured any commitments for new financing at this time, nor can it provide any assurance that new financing will be available to it on acceptable terms, if at all.

Off –Balance Sheet Arrangements

As of December, 2011 and 2010, the Company had no material off-balance sheet arrangements other than operating leases to which SG Building is a party.

In the ordinary course of business, SG Building enters into agreements with third parties that include indemnification provisions which, in its judgment, are normal and customary for companies in its industry sector. These agreements are typically with consultants and certain vendors. Pursuant to these agreements, SG Building generally agrees to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to actions taken or omitted by SG Building. The maximum potential amount of future payments SG Building could be required to make under these indemnification provisions is unlimited. SG Building has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, SG Building has no liabilities recorded for these provisions as of December 31, 2011.

 Critical Accounting Estimates and New Accounting Pronouncements

Critical Accounting Estimates

The preparation of financial statements in accordance with accounting principals generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts and related disclosures in the financial statements. Management considers an accounting estimate to be critical if it requires assumptions to be made that were uncertain at the time the estimate was made, and changes in the estimate or different estimates that could have been selected could have a material impact on our consolidated results of operations or financial condition.

Share-Based Payments. The Company adopted authoritative accounting guidance which establishes standards for share-based transactions in which we receive employee's services in exchange for equity instruments, such as common stock. These authoritative accounting standards require that we expense the fair value of stock options and similar awards, as measured on the awards' grant date.

The Company estimates the value of stock awards using internally developed valuation models. The determination of the fair value of share-based payment awards on the date of grant is affected by our stock price as determined by the valuation model and the assumptions used regarding a number of complex and subjective variables.

If factors change and the Company employs different assumptions in the application of the relevant accounting guidance in future periods, the compensation expense that it records may differ significantly from what it has recorded in the current period. There is a high degree of subjectivity involved when determining the fair value of our stock to estimate share-based compensation. Consequently, there is a risk that the Company’s estimates of the fair values of its share-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those share-based payments. Employee stock grants may be forfeited as worthless or otherwise result in zero value as compared to the fair values originally estimated on the grant date and reported in the Company’s consolidated financial statements. Alternatively, value may be realized from these instruments that are significantly in excess of the fair values originally estimated on the grant date and reported in the Company’s consolidated financial statements.

Derivative Instruments. Since inception, SG Building has issued warrants to purchase its common stock and convertible notes. In connection with the Merger each of the 51,750 outstanding SG Building warrants were cancelled and substituted with Company warrants of a similar tenor to purchase an aggregate of 1,044,584 of the Company’s common stock. In accordance with current accounting guidelines, the Company has treated these derivative financial instruments as liabilities on its balance sheet, measured at fair value at issuance date, and re-measured at fair value on each reporting date. The Company records changes in the fair value of these derivative liabilities in income or loss on each balance sheet date. The Company uses both a Black-Scholes option and lattice pricing model, which uses the underlying price of its common stock as one of the inputs to determine the fair value at issuance date and at each subsequent reporting period. As a result, the fair value of the derivative instruments is impacted by changes in the market price of its common stock. The market price of the Company’s common stock can be volatile and is subject to factors beyond the Company’s control. These factors include, but are not limited to, trends in the industries in which the Company operates, the market of OTC Bulletin Board quoted stocks in general and sales of the Company’s common stock. As a result, the value of its common stock may change from measurement date to measurement date, thereby resulting in fluctuations in the fair value of the derivative instruments, which can materially impact its operating results.

Revenue Recognition. The Company (through SG Building) accounts for its long-term contracts associated with the design, engineering, manufacture and project management of building projects and related services, using the percentage-of-completion accounting method. Under this method, revenue is recognized based on the extent of progress towards completion of the long-term contract.

Contract costs include all direct material and labor costs and those indirect costs related to contract performance. General and administrative costs, marketing and business development expenses and pre-project expenses are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. An amount equal to contract costs attributable to claims is included in revenue when realization is probable and the amount can be reliably estimated.

The asset, “Costs and estimated earnings in excess of billing on uncompleted contracts,” represents revenue recognized in excess of amounts billed. The liability, “Billings in excess of costs and estimated earnings on uncompleted contracts,” represents billing in excess of revenue recognized.

SG Building offers a one-year warranty on completed contracts. SG Building has not incurred any losses to date and nor does it anticipate incurring any losses for warranties that are currently outstanding.  Accordingly no warranty reserve is considered necessary for any of the periods presented.

SG Building also supplies repurposed containers to its customers. In these cases, SG Building serves as a supplier to its customers for standard and made to order products that it sells at fixed prices. Revenue from these contracts is generally recognized when the products have been delivered to the customer, accepted by the customer and collection is reasonably assured. Revenue is recognized upon completion of the following: an order for product is received from a customer; written approval for the payment schedule is received from the customer and the corresponding required deposit or payments are received; a common carrier signs documentation accepting responsibility for the unit as agent for the customer; and the unit is delivered to the customer’s shipping point.

Amounts billed to customers in a sales transaction for shipping and handling are classified as revenue. Products sold are generally paid for based on schedules provided for in each individual customer contract including upfront deposits and progress payments as products are being manufactured.

Funds received in advance of meeting the criteria for revenue recognition are deferred and are recorded as revenue when they are earned.

New Accounting Pronouncements

In January 2010, FASB issued ASU No. 2010-06 – Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2 fair value measurements. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. 2) Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarifies existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The adoption of this guidance did not have a material impact on SG Building’s consolidated financial statements.

In February 2010, FASB issued ASU No. 2010-9 –Amendments to Certain Recognition and Disclosure Requirements. This update addresses certain implementation issues related to an entity’s requirement to perform and disclose subsequent-events procedures and removes the requirement that public companies disclose the date of their financial statements in both issued and revised financial statements. According to the FASB, the revised statements include those that have been changed to correct an error or conform to a retrospective application of U.S. GAAP. The adoption of this ASU did not have a material impact on SG Building’s consolidated financial statements.

In March 2010, FASB issued ASU No. 2010-11 –Scope Exception Related to Embedded Credit Derivatives. Embedded credit-derivative features related only to the transfer of credit risk in the form of subordination of one financial instrument to another are not subject to potential bifurcation and separate accounting as clarified by recently issued FASB guidance. Other embedded credit-derivative features are required to be analyzed to determine whether they must be accounted for separately. This update provides guidance on whether embedded credit-derivative features in financial instruments issued by structures such as collateralized debt obligations (CDOs) and synthetic CDOs are subject to bifurcation and separate accounting. The guidance is effective at the beginning of a company’s first fiscal quarter beginning after June 15, 2010. We do not expect the adoption of this ASU to have a material impact on the Company’s consolidated financial statements.

In April 2010, the FASB issued ASU No. 2010-13, Compensation – Stock Compensation: Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. ASU 2010-13 clarifies that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, such an award should not be classified as a liability if it otherwise qualifies as equity. ASU 2010-13 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010, with early adoption permitted. SG Building is currently evaluating the potential impact of this standard.

In May 2011, FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This ASU addresses fair value measurement and disclosure requirements within Accounting Standards Codification Topic 820 for the purpose of providing consistency and common meaning between U.S. GAAP and IFRSs. Generally, this ASU is not intended to change the application of the requirements in Topic 820. Rather, this ASU primarily changes the wording to describe many of the requirements in U.S. GAAP for measuring fair value or for disclosing information about fair value measurements. This ASU is effective for periods beginning after December 15, 2011. It is not expected to have any material impact on the Company’s consolidated financial statements or disclosures.

Related Party Transactions

ConGlobal Industries, Inc. is a minority stockholder of the Company and provides containers and labor on domestic projects.  The Company recognized Cost of Goods Sold of $1,341,822, $845,692 and $254,251, for services ConGlobal Industries, Inc. rendered during the years ended December 31, 2011, 2010 and 2009, respectively. For the years ended December 31, 2011 and 2010, $12,628 and $36,622, respectively, of such expenses are included in related party accounts payable and accrued expenses in the accompanying balance sheets.

The Lawrence Group is a minority stockholder of the Company and is a building design, development and project delivery firm. The Company recognized Pre-project Expenses of $5,483 and $7,527 for consulting services The Lawrence Group rendered during the years ended December 31, 2010 and 2009, respectively. For the years ended December 31, 2011 and 2010, $67,782 and $103,782, respectively, of such expenses are included in related party accounts payable and accrued expenses in the accompanying consolidated balance sheets.

The Company has accrued certain reimbursable expenses of owners of the Company. Such expenses amounted to $6,474 and $47,363 for the years ended December 31, 2011 and 2010, respectively, and are included in related party accounts payable and accrued expenses in the accompanying consolidated balance sheets.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS

Our financial statements and the notes thereto, together with the report thereon of Marcum LLP dated March 30, 2012, appear beginning on page F-1 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES (A) DISCLOSURE CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures.

Management, with the participation of our Principal Executive Officer and Principal Financial Officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K (the “Evaluation Date”). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms and (ii) is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Notwithstanding the conclusion that our disclosure controls and procedures were not effective as of the end of the period covered by this Annual Report, the Principal Executive Officer and the Principal Financial Officer believe that the condensed consolidated financial statements and other information contained in this Annual Report present fairly, in all material respects, our business, financial condition and results of operations.

(b) Management’s Annual Report on Internal Control over Financial Reporting

Our management is also responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act).  The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

As of December 31, 2011, we carried out an assessment of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2011.

As of December 31, 2011, we had identified certain matters that constituted material weaknesses in our internal controls over financial reporting, specific material weaknesses include the fact that we (i) have experienced difficulty in generating data in a form and format that facilitates the timely analysis of information needed to produce accurate financial reports, (ii) have experienced difficulty in applying complex accounting and financial reporting and disclosure rules required under GAAP and the SEC reporting regulations, and (iii) have limited segregation of duties.  During the year ended December 31, 2011, we have taken certain steps in an effort to correct these material weaknesses, including hiring of a Chief Financial Officer who has significant experience with publicly held companies.  Although this is an important step towards improving the application of complex accounting principles, the preparation of financial reports and the segregation of duties, additional time is still required to fully implement additional internal controls procedures and test their operating effectiveness before we can definitively conclude that we have remediated our deficiencies.  Because these remediation steps have not yet been completed, we have performed additional analyses and other procedures to ensure that our consolidated financial statements contained in this Annual Report were prepared in accordance with GAAP and applicable SEC regulations.

We believe that our weaknesses in internal control over financial reporting and our disclosure controls relate in part to the fact that prior to the Merger SG Building was a small, privately-held company and was not subject to public company disclosure requirements, including the requirement to report on internal control over financial reporting in compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and Item 308 of Regulation S-K.  Because the Merger closed near the end of the fiscal year, our internal controls are still in a state of transition as we work diligently to integrate and assimilate all of our operations and work to remedy the significant deficiencies that together constitute a material weakness in our internal control over financial reporting.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to the exemption provided to issuers that are neither “large accelerated filers” nor “accelerated filers” under the Dodd-Frank Wall Street Reform and Consumer Protection Act.

(c) Changes in Internal Control over Financial Reporting

Notwithstanding our remedial actions and integration of our financial reporting systems, there was no change in our internal control over financial reporting that occurred during the fourth quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information regarding the members of the Board of Directors and the executive officers of SG Blocks.  Our directors are elected to serve until the next annual meeting of stockholders and serve until their respective successors have been duly elected and qualified.  Our executive officers are appointed by the Board of Directors and serve until their successors have been duly appointed and qualified.  Additional information regarding our directors and executive officers, including their business experience for the past five years (and in some instances for prior years) and the key attributes, experience and skills that led the board of directors to conclude that each person should serve as a director is set forth below.

Current Executive Officers and Directors

Name	Age	Year First Elected Director	Position
Paul Galvin	49	2011	Chief Executive Officer and Director
Stevan Armstrong	63	2011	President, Chief Operating Officer and Director
Richard J. Lampen	58	1997	Director
J. Bryant Kirkland III	46	2008	Director
Joseph Tacopina	45	2011	Director
J. Scott Magrane	64	2011	Director
Christopher Melton	40	2011	Director
Brian Wasserman	46	—	Chief Financial Officer
Jennifer Strumingher	36	—	Chief Administrative Officer

Richard J. Lampen has served as a director of the Company since January 1997 and served as President and Chief Executive Officer of the Company from November 1998 until his resignation from those positions upon consummation of the Merger on November 4, 2011.  Mr. Lampen has also served as Executive Vice President of Vector (NYSE: VGR) since July 1996. Mr. Lampen has also served as President and Chief Executive Officer of Ladenburg Thalmann Financial Services Inc. (NYSE AMEX: LTS), since September 2006. Since October 2008, Mr. Lampen has served as President and Chief Executive Officer of Castle Brands Inc. (NYSE AMEX: ROX), a publicly traded developer and importer of premium branded spirits.  Mr. Lampen is also a director of Ladenburg Thalmann Financial Services and Castle Brands Inc. Mr. Lampen received a Bachelor of Arts degree from The Johns Hopkins University in 1975 and received a Juris Doctorate degree in 1978 from Columbia Law School.  Mr. Lampen’s pertinent experience, qualifications, attributes and skills include managerial experience and the knowledge and experience he has attained through his service as a director of publicly-traded corporations.

J. Bryant Kirkland III has served as a director of the Company since November 1998 and served as the Company’s Vice President, Chief Financial Officer, Secretary and Treasurer of the Company from January 1998 until his resignation from those positions upon consummation of the Merger on November 4, 2011.  Mr. Kirkland has served as a Vice President of Vector (NYSE: VGR) since 2001 and became Vice President, Treasurer and Chief Financial Officer of Vector on April 1, 2006. From November 1994 to December 2005, Mr. Kirkland served in various financial capacities with New Valley Corporation.  Mr. Kirkland served as Vice President, Treasurer and Chief Financial Officer from January 1998 to December 2005. Mr. Kirkland also served as Chief Financial Officer of Ladenburg Thalmann Financial Services Inc. (NYSE AMEX: LTS) from June 2001 to October 2002. Mr. Kirkland received a Bachelor of Science in Business Administration from the University of North Carolina in 1987 and a Masters of Business Administration from Barry University in December 2006. Mr. Kirkland is also a Certified Public Accountant licensed in the states of Florida and North Carolina.  Mr. Kirkland’s pertinent experience, qualifications, attributes and skills include financial literacy and expertise.

Paul M. Galvin was appointed as a director and the Company’s Chief Executive Officer upon consummation of the Merger on November 4, 2011.  Mr. Galvin has served as the Chief Executive Officer of SG Building and its predecessor entity, SG LLC, since April 2009; and as a director of SG Building and its predecessor entity since January 2007. Mr. Galvin is a founder of SG LLC.  Mr. Galvin has been a managing member of TAG, an investment partnership formed for the purpose of investing in SG Building, since October 2007.  Mr. Galvin brings to SG Building 20 years of experience developing and managing real estate including residential condominiums, luxury sales, market rate and affordable rental projects. Prior to his involvement in real estate, he founded a non-profit organization that focused on public health, housing and child survival, and where he served for over a decade in a leadership position. During that period Mr. Galvin designed, developed, and managed emergency food and shelter programs through New York City’s Human Resources Administration and other Federal and State entities. From November 2005 to June 2007, Mr. Galvin was Chief Operating Officer of Yucaipa Investments where he worked with religious institutions that needed to monetize underperforming assets. There he designed and managed systems that produced highest and best use analysis for hundreds of religious assets and used them to acquire and re-develop properties across the United States. Mr. Galvin holds a B.S. in Accounting from LeMoyne College and a Master’s Degree in Social Policy from Fordham University.  He was formerly an adjunct professor at Fordham University’s Graduate School of Welfare.  Mr. Galvin is currently a Board Member of SentiCare, Inc.  He previously served for ten years on the Sisters of Charity Healthcare System Advisory Board.  Mr. Galvin’s pertinent experience, qualifications, attributes and skills include managerial experience and the knowledge and experience he has attained in real estate industry.

Stevan Armstrong was appointed as a director and as the Company’s President and Chief Operating Officer upon consummation of the Merger on November 4, 2011.  Mr. Armstrong served as the President and Chief Operating Officer of SG Building since April 2009 and as a director of SG Building and its predecessor entity since January 2007.  Mr. Armstrong is a founder of SG LLC.  Prior to joining SG Building, he was a minority partner (owner) and Chief Construction Officer for Stratford Companies, a large Senior Housing development group, from 2003 until fully phasing out in March 2010, where he had complete responsibility for all engineering, design construction and commissioning of over $250,000,000 of facilities over a three year period. Prior to that, he was Executive Vice President for Operations of Hospital Affiliates Development Corp., a proprietary health care company specializing in the development of healthcare and senior care projects both domestically and internationally. Mr. Armstrong managed the design and construction of healthcare and elderly care housing projects in 40 states and 16 foreign countries with overall responsibility for operations. His background includes structural design engineering for large-scale healthcare projects, project scheduling and management of developmental of construction budgets. He spent much of his early career working on site as a field engineer and construction specialist. Mr. Armstrong served 30 years on active and reserve duty as a Civil Engineering Corps Officer for the United States Navy, retiring as Assistant Chief of Staff for Operations for the Atlantic Seabees (Navy Construction Battalions) both Active and Reserve based out of Norfolk Virginia with 8000 engineering and construction troops reporting to headquarters. Mr. Armstrong was responsible for their operations both in the United States and worldwide. Mr. Armstrong holds a Bachelor of Architectural Engineering from Penn State University and an M.S. in Engineering from George Washington University.  Mr. Armstrong brings extensive design, construction experience and engineering expertise to SG Building and his pertinent experience, qualifications, attributes and skills include real estate and development expertise.

Joseph Tacopina was appointed as a director of the Company’s upon consummation of the Merger on November 4, 2011.  Mr. Tacopina served as a director of SG Building and its predecessor entity from January 2008 until November 4, 2011. Mr. Tacopina has been a managing member of TAG since October 2007.  Mr. Tacopina founded the Law Offices of Joseph Tacopina, P.C. in 1994 and continues to practice law at his firm. Since September 2009, he has also led the Talent Representation practice at Madison Avenue Sports and Entertainment, a talent representation, marketing and advising firm. Mr. Tacopina is a member of the Federal Bar Council, the New York Counsel of Defense Lawyers, and the Judicial Committee for the Association of the Bar of the City of New York.  He also serves on the Legislative Committee for the National Association of Criminal Defense Lawyers.  Additionally, Mr. Tacopina volunteers his time as an adjunct professor at Fordham Law School and lectures nationwide on a variety of legal issues.  Mr. Tacopina is a graduate of Skidmore College and the University of Bridgeport Law School.  Mr. Tacopina’s pertinent experience, qualifications, attributes and skills include legal and securities compliance.

J. Scott Magrane was appointed as a director of the Company’s upon consummation of the Merger on November 4, 2011.  Mr. Magrane is a Managing Director at Coady Diemar Partners, an investment banking firm he co-founded in 2004. Prior to co-founding Coady Diemar Partners, Mr. Magrane spent 15 years with Goldman Sachs & Co. where his responsibilities encompassed all manner of corporate finance and strategic advisory activities. While at Goldman, he started the firm’s Energy Technology effort. Mr. Magrane began his career and spent 10 years with Blyth Eastman Dillon & Co. and Paine Webber where he specialized in energy and power project finance. Mr. Magrane holds a BA from the College of Wooster and an MBA from Wharton. Mr. Magrane has spent over 26 years advising power related enterprises including energy technology companies, utilities, independent power companies, rural electric cooperatives and governments. Mr. Magrane’s pertinent experience, qualifications, attributes and skills include corporate finance and strategic advisory expertise.

Christopher Melton was appointed as a director of the Company’s upon consummation of the Merger on November 4, 2011.  Mr. Melton has served on the board of directors of World Education and Development Fund, a non-profit organization that focuses on education for underprivileged children in Latin America, since 2008 and as a director of Bestival Ltd, a music festival on the Isle of Wight UK, since 2004. From 2000 to 2008, Mr. Melton was a Portfolio Manager for Kingdon Capital Management (“Kingdon”) in New York City where he ran an $800 million book in media, telecom and Japanese investment. Mr. Melton opened Kingdon’s office in Japan where he set up a Japanese research company. From 1997 to 2000, Mr. Melton served as a Vice President at JP Morgan Investment Management as an equity research analyst, where he helped manage $500 million in REIT funds under management. Mr. Melton was a Senior Real Estate Equity Analyst at RREEF Funds (“RREEF”) in Chicago from 1995 to 1997. RREEF is the real estate investment management business of Deutsche Bank’s Asset Management division. Mr. Melton earned a BA in Political Economy of Industrial Societies from UC Berkeley in 1995. Mr. Melton’s pertinent experience, qualifications, attributes and skills include financial literacy and expertise, managerial experience and the knowledge and experience he has attained through his services as a director of various companies and through his personal real estate investment and development activities.

Brian Wasserman, CPA, has served as the Chief Financial Officer of the Company since consummation of the Merger on November 4, 2011, pursuant to a consulting agreement, dated November 7, 2011 between the Company, BAW Holdings Corp. (“BAW”) and Mr. Wasserman (the “Wasserman Agreement”).  Although Mr. Wasserman will not devote all his professional time to serving as the Chief Financial Officer of the Company, he will devote as much time as is necessary to fully and professionally perform his duties as the Company’s Chief Financial Officer.  Mr. Wasserman served as the Chief Financial Officer of SG Building pursuant to the Wasserman Agreement since June 2011. Mr. Wasserman has been a Partner and a Director of Forensic Services at Janover, LLC, a public accounting firm since January 2010 and the Chief Executive Officer of BAW, a financial consulting business, since September 2005. Mr. Wasserman was a founder, the Chief Financial Officer and Treasurer of Newtek Business Services, Inc. (“Newtek” — NASDAQ Symbol “NEWT”) from September 1997 through July 2005. Newtek is a direct distributor of a wide range of business services and financial products to the small- and medium-sized business market under the Newtek brand. Newtek serves as a “one-stop-shop” provider of business services to the small- and medium-sized business market. From 1992 thru 1997, Mr. Wasserman was the Chief Financial Officer for a Wall Street investment banking firm, the General Partner of various investment limited partnerships and the Treasurer of Engex, Inc., a publicly traded closed end mutual fund. Mr. Wasserman is a licensed New York State Certified Public Accountant and holds a BS in Accounting from Lehigh University. From 1987 thru 1992, Mr. Wasserman worked for Coopers & Lybrand (now PricewatershouseCoopers) and earned the title of Manager.

Jennifer Strumingher was appointed as the Company’s Chief Administrative Officer upon consummation of the Merger on November 4, 2011.  Ms. Strumingher held various positions with SG Building and its predecessor entity since February 2008, and has served as the Chief Administrative Officer of SG Building since March 2010 and as a director since April 2009.  From May 2007 to February 2008, Ms. Strumingher was involved in private real estate renovations. From November 2005 to May 2007, Ms. Strumingher worked for a boutique contemporary knitwear company in brand positioning, sales and product marketing. Prior to that Ms. Strumingher was an Equity Sales Manager for PaineWebber, Inc. from July 1996 to December 2000 where she communicated and marketed PaineWebber’s equity research to a select group of clients. Additionally, Ms. Strumingher conducted verbal and written client portfolio reviews using sector analysis to maximize profits, minimize risk and diversify holdings. Ms. Strumingher holds a B.S. in Management and Marketing from Binghamton University’s (State University of New York) School of Management.

Family Relationships

There are no family relationships among the Company’s existing or incoming directors or officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC").  Based solely on review of the copies of such forms furnished to us, or written representations that no Forms 5 were required, we believe that, during and with respect to the fiscal year ended December 31, 2011, all officers and directors complied with applicable Section 16(a) filing requirements.

Code of Ethics

We have adopted a Code of Ethics that applies to our two employees, our President and Chief Executive Officer and our Vice President and Chief Financial Officer.  We will provide, without charge, a copy of the Code of Ethics on the written request of any person addressed to our Chief Financial Officer at SG Blocks, Inc., 400 Madison Avenue, Suite 16C New York, NY10017.

Audit Committee

We currently have an audit committee consisting of J. Bryant Kirkland III, J. Scott Magrane and Christopher Melton each of whom is an independent director. Mr. Kirkland is an “audit committee financial expert.”  As we are not a “listed company” under the rules of the SEC, we are not required to comply with the director independence requirements of any securities exchange, and we therefore utilize the definition of “independent” set forth in Rule 10A-3 of the Exchange Act.   Prior to consummation of the Merger, our Audit Committee consisted of Messrs. Lundgren and Halpryn, with Mr. Lundgren being the “audit committee financial expert.”

Nominating Committee and Stockholder-Director Communications

We do not have a nominating committee because our Board does not believe that a defined policy with regard to the consideration of candidates recommended by stockholders is necessary at this time. Given the scope of the Company’s operations, our Board believes a specific nominating policy would be premature and of little assistance until the Company’s business operations are at a more advanced level.

Currently, the entire Board decides on nominees, on the recommendation of any member of the Board, followed by the Board’s review of the candidates’ resumes and interviews of candidates.  There has not been any defined policy or procedural requirements for stockholders to submit recommendations or nomination for directors. However, the Board will consider suggestions from individual stockholders, subject to evaluation of the person’s merits. Stockholders should communicate nominee suggestions directly to any of the Board members, accompanied by biographical details and a statement of support for the nominees. The suggested nominee must also provide a statement of consent to being considered for nomination. Although there are no formal criteria for nominees, the Board believes that persons should be actively engaged in business endeavors, have a financial background, be familiar with acquisition strategies and money management and be able to promote a diversity of views based on the person’s education, experience and professional employment.  Based on the information gathered, the Board then makes a decision on whether to recommend the candidates as nominees for director. The Company does not pay any fee to any third party or parties to identify or evaluate or assist in identifying or evaluating potential nominees.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth all compensation awarded to, paid to or earned by the following executive officers, for each of the Company and SG Building, for the fiscal year ended December 31, 2011 and 2010: (i) individuals who served as, or acted in the capacity of, the principal executive officers of the Company and SG Building for the fiscal year ended December 31, 2011; (ii) the  two most highly compensated executive officers of the Company and SG Building, other than the principal executive officer, who were serving as executive officers at the end of the fiscal year ended December 31, 2011; and (iv) up to two additional individuals, other than former principal executive officers, for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer of the Company or SG Building at the end of the fiscal year ended December 31, 2011.  No disclosure is made for any executive officer, other than the Principal Executive Officer, whose total compensation did not exceed $100,000.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation ($)	Total ($)

SG Blocks, Inc. (formerly CDSI Holdings Inc.)

Richard J. Lampen former President and Chief Executive Officer (1)	2011	—	—	—	—	None
	2010	—	—	—	—	None

Paul M. Galvin current Chief Executive Officer (2)	2011 (from 11/04/2011)	40,000		182,400(4)	—	222,400
	2010	—	—	—	—	None

Stevan Armstrong current President and Chief Operating Officer(3)	2011 (from 11/04/2011)	25,000		31,290(5)	—	56,290
	2010	—	—	—	—	None

Brian Wasserman current Chief Financial Officer	2011	—	—	91,200	20,000 (6(a))	111,200
	2010	—	—	—	—	None

SG Building Blocks, Inc. (formerly SG Blocks, Inc.)

Paul M. Galvin current Chief Executive Officer (2)	2011 (until 11/03/2011)	200,00	25,000	—	—	225,000
	2010	221,000	—	—	—	221,000

Stevan Armstrong current President and Chief Operating Officer(3)	2011 (until 11/03/2011)	125,000	13,000	—	—	138,000
	2010	149,250	—	—	—	149,250

Brian Wasserman current Chief Financial Officer	2011	—	—	—	79,000(6(b))	79,000
	2010	—	—	—	—	None

(1)
Richard J. Lampen, served as the President and Chief Executive Officer of the Company from November 5, 1998, until consummation of the Merger on November 4, 2011.  Upon consummation of the Merger and the resignation of Mr. Lampen, Paul Galvin was appointed the Chief Executive Officer of the Company.

Messrs. Lampen and Kirkland were the Company’s sole executive officers in 2010 and did not receive any salary or other compensation from the Company in 2011 or 2010, other than normal compensation paid to directors (as described below).  The Company was not party to any employment agreements or other compensation plans prior to the effective date of the Merger.

(2)
Mr. Galvin did not receive any compensation from the Company prior to the effective date of the Merger on November 4, 2011.  The compensation reflected in the Summary Compensation Table reflects compensation paid before and after the effective date of the Merger.  Compensation paid to Mr. Galvin before the effective date of the Merger was paid to Mr. Galvin by SG Building and its predecessor entity, SG LLC, in connection with his employment and other services provided to SG Building and SG LLC.  Prior to the Merger, Mr. Galvin served as the Chief Executive Officer of SG Building and SG LLC and was the founder of SG LLC.  As a member of SG LLC, Mr. Galvin was also entitled to certain member distributions.

(3)
Mr. Armstrong did not receive any compensation from the Company prior to the Effective Date of the Merger on November 4, 2011.  The compensation reflected in the Summary Compensation Table reflects compensation paid before and after the effective date of the Merger.  Compensation paid to Mr. Armstrong before the effective date of the Merger was paid to Mr. Armstrong by SG Building and its predecessor entity, SG LLC, in connection with his employment and other services provided to SG Building and SG LLC by Mr. Armstrong.  Prior to the Merger, Mr. Armstrong served as the President and Chief Operating Officer of SG Building since April 2009 and as a director of SG Building and its predecessor entity since January 2007.  Mr. Armstrong is a founder of SG LLC.

(4)
On November 7, 2011, an option to purchase 2,000,000 shares of the Company’s common stock were granted to Mr. Galvin as part of direct compensation.  Mr. Galvin was not granted any options in connection with his service on the Board.  The amounts shown represent the aggregate grant date fair value of stock options granted to Mr. Galvin during 2011, as determined in accordance with ASC Topic 718.

(5)
On November 7, 2011, an option to purchase 300,000 shares of the Company’s common stock were granted to Mr. Armstrong as part of direct compensation and options to purchase 50,000 shares were granted to Mr. Armstrong as compensation for serving on the Board of the Company.  The number options granted in connection with service on the Board was determined by dividing $10,000 by the Fair Market Value (as defined in the 2011 Plan) on the grant date ($0.20).  Notwithstanding this calculation, the amounts shown represent the aggregate grant date fair value of stock options granted to Mr. Armstrong during 2011, as determined in accordance with ASC Topic 718.  See discussion of the 2011 Director Options under the section titled “Compensation of Directors”.

(6)	(a) Amount reflects payments to BAW pursuant to the Wasserman Agreement. Mr. Wasserman is the Chief Executive Officer of BAW, a financial consulting business.

(b)  Amount reflects payments of $35,000 to BAW and payments of $44,000 to Janover, LLC, a public accounting firm that provided various services to SG LLC.  Mr. Wasserman is a Partner and a Director of Forensic Services at Janover, LLC.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

We are, through our principal operating subsidiary, SG Building, party to employment agreements with Paul Galvin, our Chief Executive Officer, Stevan Armstrong, our President and Chief Operating Officer and Jennifer Strumingher, our Chief Administrative Officer (the “SGB Employment Agreements”).  Mr. Galvin’s agreement is for a term of three (3) years with a base salary of $240,000 per year.  Mr. Armstrong’s agreement is for a term of three (3) years with a base salary of $150,000 per year.  Ms. Strumingher’s agreement is for a term of three (3) years with a base salary of $100,000 per year.  In addition, each of the officers may be entitled to receive a discretionary bonus as determined by our Board of Directors.

In the event that we terminate Mr. Galvin’s employment for any reason other than for “Cause” (as defined in his employment agreement), he may be entitled to receive compensation equal to one year of his base salary (currently $240,000).  In the event we terminate Mr. Armstrong’s or Ms. Strumingher’s employment for any reason other than for “Cause” (as defined in the employment agreements), such officer may be entitled to receive compensation equal to the lesser of one year of his or her base salary or the remaining salary due for the term of his or her employment agreement. Such lesser amount is currently one year of base salary, which is $150,000 for Mr. Armstrong and $100,000 for Ms. Strumingher.  In addition to the foregoing payments, Messrs. Galvin and Armstrong and Ms. Strumingher may be entitled to receive a lump sum payment in an amount equal to a prorated portion of the greater of (i) any annual bonus payable in the year in which the termination of employment occurs or (ii) the terminated executive’s annual bonus in the year preceding the year of termination of employment.  These additional amounts are not currently calculable.

Under the terms of Mr. Galvin’s employment agreement, upon a change of control followed within six (6) months by the termination of his employment, or a diminution in his duties, Mr. Galvin may be entitled to receive a severance payment equal to eighteen (18) months of his base salary (currently $360,000, based on present base salary of $240,000).  Under the terms of Mr. Armstrong’s and Ms. Strumingher’s employment agreement, upon a change of control followed within six (6) months by the termination of such officer’s employment, or a diminution in his or her duties, Mr. Armstrong or Ms. Strumingher may be entitled to receive a severance payment equal to the lesser of eighteen (18) months of his or her base salary or the remaining salary due for the term.  Such lesser amount is currently eighteen (18) months of base salary, which is $225,000 for Mr. Armstrong (based on present $150,000 base salary) and $150,000 for Ms. Strumingher (based on present $100,000 base salary).  The SGB Employment Agreements all contain an 18-month non-compete provision upon termination which will be increased to two (2) years if the employee is terminated by the Company for “Cause” (as defined in the employment agreements).

Wasserman Consulting Agreement

On November 7, 2011, we entered into the Wasserman Agreement with Mr. Wasserman and BAW, which provides for certain consulting services to be provided by BAW and for Mr. Wasserman to serve as our Chief Financial Officer from November 7, 2011 until November 7, 2014, unless the Agreement is terminated for “Cause” (as defined in the Wasserman Agreement).  The Wasserman Agreement provides that BAW will be paid $10,000 per month and for Mr. Wasserman will receive options to purchase 1,000,000 shares of Company common stock at fair market value on the grant date ($0.20); one-third of which vest on the grant date, one-third vesting on November 7, 2012, and the remaining one-third vesting on November 7, 2013.

Stock Options

On July 27, 2011, in connection with the Merger, the Company obtained the written consent of holders of a majority of its outstanding common stock approving the 2011 Incentive Stock Plan.  The 2011 Plan covers up to 8,000,000 shares of common stock, and is designed to enable us to offer our employees, officers, directors, consultants and advisors whose services are considered valuable an opportunity to acquire an interest in the Company, to encourage a sense of proprietorship in the Company and to stimulate the active interest of such persons in the development and financial success of the Company and its subsidiaries.  The various types of incentive awards that may be provided under the 2011 Plan (including options, restricted stock, and stock appreciation rights) are intended to enable us to respond to changes in compensation practices, tax laws, accounting regulations and the size and diversity of its business.  All of our officers, directors, employees, consultants and advisors, as well as those of its subsidiaries, are eligible to be granted awards under the 2011 Plan.  An incentive stock option may be granted under the 2011 Plan only to a person who, at the time of the grant, is an employee of the Company or its subsidiaries.  The 2011 Plan expires on July 26, 2021 and is administered by the Company’s Board.

2011 Option Grants

On November 7, 2011 and November 11, 2011, the Stock Option Committee of the Company’s Board of Directors granted an aggregate 4,387,500 options to purchase common stock to the Named Executive Officers and certain other employees of the Company, to directors of the Company and to Mr. Wasserman, who is serving as the Chief Financial Officer of the Company pursuant to the Wasserman Agreement (the “2011 Options”), and approved the granting of 2,000,000 more options to Mr. Galvin (the “Galvin Options”) on January 2, 2012, which were then granted on January 2, 2012 on the same terms as the 2011 Options.  The 2011 Options are 10 year options and were granted under the 2011 Plan at fair market value (as defined in the 2011 Plan) and, as approved by the Stock Option Committee, the Galvin Options were granted at fair market value on the day of grant.  One third of the 2011 Options and the Galvin Options vest upon grant, the second third vests on the first anniversary of the grant date, and the remaining third vests on the second anniversary of the grant date.

Outstanding Equity Awards at Fiscal Year End

	Option Awards
Name	Option Vest Date(1)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date

Richard J. Lampen Former President and Chief Executive Officer	11/7/2011	16,666	0.2	11/6/2021
	11/7/2012	16,667	0.2	11/6/2021
	11/7/2013	16,667	0.2	11/6/2021
Paul M. Galvin Current Chief Executive Officer	11/7/2011	666,666	0.2	11/6/2021
	11/7/2012	666,667	0.2	11/6/2021
	11/7/2013	666,667	0.2	11/6/2021
Stevan Armstrong current President and Chief Operating Officer	11/7/2011	116,666	0.2	11/6/2021
	11/7/2012	116,667	0.2	11/6/2021
	11/7/2013	116,667	0.2	11/6/2021

Compensation of Directors

Director Compensation Table

The table below summarizes the compensation paid by us to directors for the fiscal year ended December 31, 2011.

Name	Option Awards $ (1)		Fees Earned or Paid in Cash ($)		Total ($)

Richard J. Lampen	4,560	(2)	$5,000	(3)	$9,560
J. Bryant Kirkland III	5,700	(2)	$5,000	(3)	$10,700
Robert M. Lundgren*	—		$5,000	(3)	$5,000
Glenn L. Halpryn*	—		$2,500	(3)	$2,500

Magrane+	5,700	(2)	—		5,700
Melton+	5,700	(2)	—		5,700
Tacopina+	4,560	(2)	—		4,560
Galvin+					(4)
Armstrong+					(4)

*	Resigned on the effective date of the Merger.

+	Appointed on the effective date of the Merger.

(1)	The amounts shown represent the aggregate grant date fair value of stock options granted to Mr. Galvin during 2011, as determined in accordance with ASC Topic 718.

(2)
Following the effective date of the Merger, each director who was appointed to the Board, or continued to serve on the Board, received options in lieu of an annual retainer.  On November 7, 2011, the Stock Option Committee established a per-meeting director’s fee arrangement that provide for each director on the Audit Committee (Messrs. Kirkland, Magrane and Melton) to receive options to purchase $12,500 worth of Company common stock for each Board or committee meeting attended by such director, and for each other director (other than Mr. Galvin) to receive options to purchase $10,000 worth of Company common stock for each Board of Directors or committee meeting attended by such director.  On November 7, 2011, the Company’s Stock Option Committee granted options to purchase 50,000 shares of Company common stock to Messrs. Armstrong, Tacopina and Lampen, in connection with their service on the Board of Directors; and granted options to purchase 62,000 shares of Company common stock to Messrs. Kirkland, Magrane and Melton, in connection with their service on the Board of Directors (the “2011 Director Options”).  The 2011 Director Options are included in the 2011 Options and have the same terms as described for the 2011 Options.

(3)
For the fiscal year ended December 31, 2011, we paid each director who served on the Board prior to the effective date of the Merger (November 4, 2011), an annual retainer of $5,000, payable quarterly.

(4)	The compensation arrangements for Messrs. Galvin and Armstrong are disclosed in the Summary Compensation Table.

We also reimburse the directors for reasonable travel expenses incurred in connection with their activities on the Company’s behalf.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number of shares of common stock beneficially owned as of  March 25, 2012 by (i) those persons or groups known to beneficially own more than 5% of Company common stock, (ii) each current director and executive officer of the Company and (iii) all executive officers and directors as a group.  The information is determined in accordance with Rule 13d-3 promulgated under the Exchange Act.  Except as indicated below, the stockholders listed possess sole voting and investment power with respect to their shares.  Except as otherwise indicated in the table below, the business address of each individual or entity is 400 Madison Avenue, Suite 16C NY, New York, 10017.

Name of Beneficial Owner	Number of Shares(1)	Percent of Class(2)

5% or Greater Stockholders

Vector Group Ltd.(8)	3,508,519	8.8%
Tag Partners, LLC (4)	2,658,127	6.7%
SMA Development Group, LLC (5)	3,327,266	8.4%
George Karfunkel (21)	2,018,519	5.1%
Pro-Mall International, Ltd. (22)	2,018,519	5.1%

Directors and Named Executive Officers

Paul Galvin(3)(4)(11)	3,991,459	9.8%
Joseph Tacopina(3)(4)(12)	2,681,459	6.7%
Stevan Armstrong(3)(5)(13)	3,450,598	8.6%
J. Scott Magrane(3)(6)(14)	410,303	1.0%
Christopher Melton(3)(7)(15)	224,075	*
J. Bryant Kirkland III (8)(9)(16)(20)	34,761	*
Richard J. Lampen (8)(9)(10)(17)	1,476,666	3.7%
Brian Wasserman(3)(18)	333,334	*
Jennifer Strumingher (3)(19)	106,666	*
All executive officers and directors as a group (9 persons)	9,999,531	24%

*	Less than 1%.

(1)
Unless otherwise indicated, includes shares owned by a spouse, minor children and relatives sharing the same home, as well as entities owned or controlled by the named person. Also includes options and warrants to purchase shares of common stock exercisable within sixty (60) days.  Unless otherwise noted, shares are owned of record and beneficially by the named person.

(2)	Based on 39,779,506 shares of common stock outstanding on March 25, 2012.

(3)
Paul Galvin, Joseph Tacopina, Stevan Armstrong, J. Scott Magrane and Christopher Melton were appointed as directors upon consummation of the Merger on November 4, 2011. Additionally, Mr. Galvin was appointed as Chief Executive Officer, Mr. Armstrong was appointed as President and Chief Operating Officer, Brian Wasserman was appointed as Chief Financial Officer and Ms. Strumingher was appointed as Chief Administrative Officer, all upon consummation of the Merger on November 4, 2011.

(4)
Includes 2,658,127 shares held by Tag Partners, LLC (“TAG”), an investment partnership formed for the purpose of investing in SG Building (other partners include employees of SG Building). Paul Galvin and Joseph Tacopina are managing members of, and have a controlling interest in, TAG. Each of Messrs. Galvin and Tacopina may be deemed to beneficially own the shares of common stock owned by TAG. Each of Messrs. Galvin and Tacopina specifically disclaims beneficial ownership of the shares of common stock held by TAG, except to the extent of each of their pecuniary interest therein, and this shall not be deemed to be an admission that Messrs. Galvin and Tacopina are the beneficial owner of such shares of common stock.

(5)
Includes 3,327,266 shares held by SMA Development Group, LLC, an entity controlled by Mr. Armstrong. Mr. Armstrong specifically disclaims beneficial ownership of the shares of common stock held by SMA Development Group, LLC, except to the extent of his pecuniary interest therein, and this shall not be deemed to be an admission that Mr. Armstrong is the beneficial owner of such shares of common stock. The business address for SMA Development Group, LLC is 912 Bluff Road - Brentwood, TN 37027.

(6)
Includes 381,137 shares held by Two Lake, LLC, an entity controlled by Mr. Magrane. Mr. Magrane specifically disclaims beneficial ownership of the shares held by Two Lake, LLC except to the extent of his pecuniary interest therein, and this shall not be deemed an admission that Mr. Magrane is the beneficial owner of such shares of stock.

(7)
Includes 194,909 shares held by Mr. Melton.  Does not include shares held by TAG. Mr. Melton and Ms. Strumingher each has a membership interest in TAG. Mr. Melton and Ms. Strumingher each specifically disclaims beneficial ownership of the shares of common stock held by TAG, except to the extent of their pecuniary interest therein, and this shall not be deemed to be an admission that either Mr. Melton or Ms. Strumingher is a beneficial owner of such shares of common stock.

(8)
Richard J. Lampen, a director of the Company, serves as Executive Vice president of Vector Group Ltd. (“Vector”), a publicly traded NSYE listed holding company engaged principally in: (a) the manufacture and sale of cigarettes in the United States through its Liggett Group LLC and Vector Tobacco Inc. subsidiaries, and (b) the real estate business through its subsidiary, New Valley LLC.  J. Bryant Kirkland III, a director of the Company, serves as Vice President, Treasurer and Chief Financial Officer of Vector.  Neither Mr. Kirkland nor Mr. Lampen has investment authority or voting control over the 3,508,519 shares of Common Stock owned by Vector.  The business address for Vector is 100 S.E. Second Street, Miami, Florida 33131.  Based upon a Schedule 13D filed on December 1, 2011 with the SEC by Vector, the other executive officers and directors of Vector are:

Howard M. Lorber	Director; President and Chief Executive Officer
Marc N. Bell	Vice President, Secretary and General Counsel
Ronald J. Bernstein	Director
Stanley S. Arkin	Director
Henry C. Beinstein	Director
Bennett S. LeBow	Director, Chairman of the Board
Jeffrey S. Podell	Director
Jean E. Sharpe	Director

(9)	Does not include shares of common stock held by Vector, as neither Mr. Kirkland nor Mr. Lampen has investment authority or voting control over the securities owned by Vector.

(10)
Includes (i) 408,750 shares of common stock held by Ladenburg and (ii) 1,044,584 shares of common stock issuable upon exercise of presently exercisable warrants held by Ladenburg. Mr. Lampen is the president and chief executive officer of Ladenburg Thalmann Financial Services Inc., the parent company and sole owner of Ladenburg. Accordingly, Mr. Lampen may be deemed to have investment authority and voting control over the securities owned by Ladenburg. Mr. Lampen specifically disclaims beneficial ownership of the shares of common stock held by Ladenburg, except to the extent of his pecuniary interest therein, and this shall not be deemed to be an admission that Mr. Lampen is the beneficial owner of such shares of stock.

(11)	Includes 1,333,332 shares that Mr. Galvin has the right to acquire at within 60 days upon exercise of stock options.

(12)	Includes 23,332 shares that Mr. Tacopina has the right to acquire at within 60 days upon exercise of stock options.

(13)	Includes 123,332 shares that Mr. Armstrong has the right to acquire at within 60 days upon exercise of stock options.

(14)	Includes 29,166 shares that Mr. Magrane has the right to acquire at within 60 days upon exercise of stock options.

(15)	Includes 29,166 shares that Mr. Melton has the right to acquire at within 60 days upon exercise of stock options.

(16)	Includes 29,166 shares that Mr. Kirkland has the right to acquire at within 60 days upon exercise of stock options.

(17)	Includes 23,332 shares that Mr. Lampen has the right to acquire at within 60 days upon exercise of stock options.

(18)	Includes 333,334 shares that Mr. Wasserman has the right to acquire at within 60 days upon exercise of stock options.

(19)	Includes 106,666 shares that Ms. Strumingher has the right to acquire at within 60 days upon exercise of stock options.

(20)	Includes 5,595 shares held by Mr. Kirkland.

(21)	The business address for George Karfunkel is 1671 52nd Street, Brooklyn, NY 11204.

(22)
The business address for Pro-Mall International, Ltd. is P.O. Box 1586, Georgetown, Grand Cayman, Cayman Island KY1-1110.Based on information made available to the Company, Gustavo Moriera de Souza is the beneficial owner of Pro-Mall International, Ltd.  RBC Trust Company is the nominee shareholder holding the shares of Pro-Mall International, Ltd.

Equity Compensation Plan Information

On July 27, 2011, in connection with the Merger, we obtained the written consent of holders of a majority of our outstanding common stock approving the 2011 Incentive Stock Plan.  The 2011 Plan covers up to 8,000,000 shares of common stock, and is designed to enable us to offer our employees, officers, directors, consultants and advisors whose services are considered valuable an opportunity to acquire an interest in the Company, to encourage a sense of proprietorship in the Company and to stimulate the active interest of such persons in the development and financial success of the Company and its subsidiaries.  In addition to the options granted to our Directors and Executive Officers, described in the section entitled “Executive Compensation - 2011 Option Grants”, the Company has also granted 1,020,000 options to consultants (not including Mr. Wasserman) during the period covered by this Annual Report on Form 10-K.  The aggregate number of options granted during the period covered by this Annual Report on Form 10-K is 5,407,500.

As of December 31, 2011, without considering the Galvin Options, there were 2,592,500 shares of common stock remaining available for future issuance under the 2011 Plan.

Securities Authorized for Issuance Under Equity Compensation Plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	5,407,500	$0.20	2,592,500
Equity compensation plans not approved by security holders
Total	5,407,500		2,592,500

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

Transactions with Vector

Prior to consummation of the Merger, certain accounting and related finance functions were performed on behalf of the Company by employees of Vector, the Company’s pre-Merger principal stockholder.  Expenses incurred relating to these functions were allocated to the Company and paid as incurred to Vector based on management’s best estimate of the cost involved. The amounts allocated were immaterial for the fiscal years ended December 31, 2010 and 2011.

On March 26, 2009, the Company entered into a $50,000 Revolving Credit Promissory Note (the “Revolver”) with Vector due December 31, 2012. The loan bears interest at 11% per year. There was a balance $37,500 outstanding under the Revolver at December 31, 2010.  On January 26, 2011, the Company and Vector entered into an amendment to the Revolver increasing the amount that it may borrow thereunder from $50,000 to $100,000.  As of December 31, 2011, the Revolver had $73,500 of principal and $12,219 of interest outstanding.

As a pre-Merger stockholder of SG Building and now a stockholder of the Company, Vector received 2,018,519 shares of Company common stock in exchange for the SG Building common stock it held at the time of the Merger.  Messrs. Lampen and Kirkland are each executive officers of Vector.

Transactions with Ladenburg

In October and December 2010, Ladenburg acted as placement agent for SG Building in a private placement and raised aggregate gross proceeds of $2,875,000 (the “Private Placement”). Ladenburg was paid an aggregate cash fee of $201,250 for its services in the Private Placement and was also issued warrants to purchase shares of common stock of SG Building, which represents the right to purchase an aggregate of 1,044,584 shares of Company common stock. SG Building also agreed that if Ladenburg introduced it to an existing publicly traded company with which to consummate a merger, it would cause Ladenburg to be issued shares of common stock of the combined merger entity equal to 1% of the outstanding shares of such entity on a fully diluted basis.  Ladenburg introduced the Company to SG Building and accordingly, was issued an aggregate of 408,750 shares of Company common stock (representing 1% of the Company’s stock on a fully diluted basis at the time of the Merger) upon consummation of the Merger. Vector invested $500,000 in SG Building as part of the Private Placement.

Mr. Lampen is the president and chief executive officer of Ladenburg’s parent company. Additionally, Vector, through a wholly-owned subsidiary, owns approximately 8% of the outstanding common stock of Ladenburg.

Subsequent to December 31, 2011, the Company engaged Ladenburg as its placement agent to conduct a best efforts private placement of the Company’s common stock at a valuation of $0.35 per share. The minimum amount to be raised in this private placement is $500,000 and the maximum amount to be raised is $1,000,000.  In connection with this private placement, Ladenburg will received compensation based on the following components: (A) a cash commission equal to 6% of the aggregate purchase price of the shares sold to all investors at each closing (or a lesser percentage with respect to certain investors, as agreed upon between the Ladenburg and the Company) and will be issued a five-year warrant to purchase shares of Common Stock of the Company equal to nine percent (9%) of the total number of shares sold to all investors at such closing (or a lesser percentage in the event certain Investors invest, as agreed upon between Ladenburg and the Company), (B) the shares of Common Stock underlying the warrants issued to the Ladenburg will have the same registration rights as the investors with respect to their shares and (C) at the initial closing, the Company shall reimburse Ladenburg for its reasonable expenses incurred in connection with the offering up to a maximum of $15,000, or such greater amount as agreed to by the Company and the Ladenburg in writing.  On March 28, 2012, we received net proceeds of $433,608 from the private placement.  The final amounts for the foregoing have not been finalized.

Director Independence and Board Committees

As we are not a “listed company” under SEC rules, we are not required to comply with the director independence requirements of any securities exchange, we currently utilize the definition of “independent” set forth in Rule 10A-3 of the Exchange Act.  We believe that Messrs. Kirkland, Tacopina, Magrane and Melton are independent under Rule 10A-3 of the Exchange Act.

We currently have an audit committee consisting of J. Bryant Kirkland III, J. Scott Magrane and Christopher Melton each of whom is an independent director. Mr. Kirkland is an “audit committee financial expert.” Prior to consummation of the Merger, our Audit Committee consisted of Messrs. Lundgren and Halpryn, with Mr. Lundgren being the “audit committee financial expert.”

As the Company is not a “listed company” under the rules of the SEC, we are not required to have a compensation committee.  Furthermore, we do not believe it is necessary for the Board of Directors to appoint such committee, or have a separately designated lead director, because the volume of matters that came before the Board of Directors for consideration permits all directors to give sufficient time and attention to such matters to be involved in all decision making.  Notwithstanding the foregoing, we have established a Stock Option Committee consisting of Messrs. Magrane and Melton, which is responsible for reviewing and approving all stock option grants.

The Board of Directors does not have a nominating committee because the Board of Directors does not believe that a defined policy with regard to the consideration of candidates recommended by stockholders is necessary at this time. Given the scope of our operations, the Board of Directors believes a specific nominating policy would be premature and of little assistance until our business operations are at a more advanced level.  Currently, the entire Board of Directors decides on nominees, on the recommendation of any member of the Board of Directors, followed by a review by the Board of Directors of the candidates’ resumes and interviews of candidates.

The Board of Directors is responsible for overseeing risk management, and receives reports from management periodically.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The Audit Committee reviews and approves audit and permissible non-audit services performed by the Company’s independent registered public accounting firm, as well as the fees charged for such services.  Becher Della Torre Gitto & Company PC (“Becher”)served as the Company’s independent registered public accounting firm for fiscal year ended December 31, 2010 and the period beginning January 1, 2011 through November 7, 2011.  Marcum LLP has served as the Company’s independent registered public accounting firm since November 8, 2011 and has been selected as the Company’s independent registered public accounting firm for the year ending December 31, 2012.  The appointment of Marcum LLP as our independent registered public accounting firm was approved by the Audit Committee.  In our review of non-audit service fees and our appointment of Marcum LLP as our independent accountants, the Audit Committee considered whether the provision of such services is compatible with maintaining Marcum LLP independence.  All of the services provided and fees charged by Marcum LLP were pre-approved by the Audit Committee.

Audit Fees.  The aggregate fees billed by Marcum LLP for professional services rendered were $95,500 and $30,500 for the audits of the Company’s annual financial statements for the fiscal years ended December 31, 2011 and 2010, respectively, which services included the cost of the reviews of the consolidated financial statements for the fiscal years ended December 31, 2011 and 2010, and other periodic reports for each respective year.  The aggregate fees billed by Becher for professional services for the review of the financial statements included in our quarterly reports on Form 10-Q for the quarters ended March 31, 2011, June 30, 2011 and September 30, 2011 was $4,095.  The aggregate fees billed by Becher for professional services for the audit of our annual financial statements for 2010 and the review of the financial statements included in our quarterly reports on Form 10-Q for the quarters ended March 31, 2010, June 30, 2010 and September 30, 2010 was $11,594.

Audit-Related Fees.  The aggregate fees billed by Marcum LLP for professional services categorized as Audit-Related Fees rendered was $4,500 and $0 for the years ended December 31, 2011 and 2010, respectively.  The fees in 2011 were for services associated with the S-1 registration statement that became effective on February 10, 2012.  There were no other fees billed by Becher during the first nine months of the 2011 fiscal year or for the fiscal year ended December 31, 2010, for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements and not reported under “Audit Fees” above.

Tax Fees.  There were no fees billed by Marcum LLP during the last two fiscal years for professional services rendered for tax compliance, tax advice and tax planning.  There were no fees billed by Becher during the first nine months of the 2011 fiscal year or for the fiscal year ended December 31, 2010, for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees.  Other than the services described above, the aggregate fees billed for services rendered by Marcum LLP were $4,270 and 0 respectively, for the fiscal years ended December 31, 2011 and 2010.  Other than the services described above, the aggregate fees billed for services rendered by Becher were $365 and 0 respectively, for the first nine months of the 2011 fiscal year and the fiscal year ended December 31, 2010.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)  INDEX TO 2010 CONSOLIDATED FINANCIAL STATEMENTS:

Our financial statements and the notes thereto, together with the report thereon of Marcum LLP dated March 30, 2012, appear beginning on page F-1 of this Annual Report.  See Index at page F-1 to Consolidated Financial Statements included in Part IV of this Annual Report.

(a)(3)  EXHIBITS

The information required by this Item is listed in the Exhibit Index of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SG BLOCKS, INC.
(Company)

By: /s/ Paul M. Galvin                                                                                                                                Date: March 30, 2012
              Paul M. Galvin

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below does hereby constitute and appoint jointly and severally, Paul Galvin and Brian Wasserman, or either of them, with full power of substitution and full power to act without the other, his or her true and lawful attorney-in-fact and agent to act for him or her in his or her name, place and stead, in any and all capacities, to sign any or all amendments to this report, and to file each of the same, with all exhibits thereto, and other documents in connection therewith or herewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises in order to effectuate the same as fully, to all intents and purposes, as they, he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Paul M. Galvin	Chief Executive Officer and Chairman of the Board (Principal	March 30, 2012
Paul M. Galvin	Executive Officer)

/s/ Brian Wasserman	Chief Financial Officer (Principal Financial Officer and	March 30, 2012
Brian Wasserman	Principal Accounting Officer)

/s/ Stevan Armstrong	President, Chief Operating Officer and Director	March 30, 2012
Stevan Armstrong

/s/ Richard J. Lampen	Director	March 30, 2012
Richard J. Lampen

/s/ J. Bryant Kirkland III	Director	March 30, 2012
J. Bryant Kirkland III

/s/ Joseph Tacopina	Director	March 30, 2012
Joseph Tacopina

/s/ J. Scott Magrane	Director	March 30, 2012
J. Scott Magrane

/s/ Christopher Melton	Director	March 30, 2012
Christopher Melton

INDEX TO EXHIBITS

The exhibit number, description and sequential page number in the original copy of this document where exhibits can be found as follows:

ITEM 16.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description of Exhibits
2.1
Merger Agreement and Plan of Reorganization, dated July 27, 2011, by and among CDSI Holdings Inc., CDSI Merger Sub, Inc., SG Blocks, Inc. and Certain Stockholders of SG Blocks, Inc. Incorporated herein by reference to Exhibit 2.01 to the Current Report on Form 8-K as filed by SG Blocks, Inc. (fka CDSI Holdings Inc.) with the Securities and Exchange Commission on August 2, 2011.

3.1
Amended and Restated Certificate of Incorporation of SG Blocks, Inc. (fka CDSI Holdings Inc.).  Incorporated herein by reference to Exhibit 3.01 to the Current Report on Form 8-K as filed by SG Blocks, Inc. (fka CDSI Holdings Inc.) on November 10, 2011.

3.2	Amended and Restated Bylaws of SG Blocks, Inc. (fka CDSI Holdings Inc.). Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form SB-2A filed on May 05, 2009.
4.1
Revolving Credit Promissory Note, dated as of March 26, 2009, by and between Vector Group Ltd., Lender, and CDSI Holdings Inc., as borrower.   Incorporated herein by reference to Exhibit 4.1 to the Annual Report on Form 10-K for the year ended December 31, 2008.

4.2
Amendment, dated as of January 26, 2011, to the Revolving Credit Promissory Note between Vector Group Ltd., Lender, and CDSI Holdings Inc., as borrower. (4)  Incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K as filed by SG Blocks, Inc. (fka CDSI Holdings Inc.) on January 27, 2011.

4.3+	Warrant issued by SG Blocks, Inc. to Ladenburg Thalmann & Co. Inc. on November 4, 2011.
4.4+	Warrant issued by SG Blocks, Inc. to Ladenburg Thalmann & Co. Inc. on March 28, 2012.
10.1*
2011 Incentive Stock Plan, incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K as filed by SG Blocks, Inc. (fka CDSI Holdings Inc.) with the Securities and Exchange Commission on August 2, 2011.

10.2
Form of Company Indemnification Agreement dated, November 7, 2011, between SG Blocks, Inc. and each of Paul Galvin, Joseph Tacopina, Stevan Armstrong, J. Scott Magrane, Christopher Melton, J. Bryant Kirkland III, Richard J. Lampen, Jennifer Strumingher, and Brian Wasserman.  Incorporated herein by reference to Exhibit 10.02 to the Current Report on Form 8-K as filed by SG Blocks, Inc. (fka CDSI Holdings Inc.) on November 10, 2011.

10.3*
Employment Agreement, dated October 26, 2010, between Paul Galvin and SG Building Blocks, Inc. (fka SG Blocks, Inc.).  Incorporated herein by reference to Exhibit 10.03 to the Current Report on Form 8-K as filed by SG Blocks, Inc. (fka CDSI Holdings Inc.) on November 10, 2011.

10.4*
Employment Agreement, dated October 26, 2010, between Stevan Armstrong and SG Building Blocks, Inc. (fka SG Blocks, Inc.).  Incorporated herein by reference to Exhibit 10.04 to the Current Report on Form 8-K as filed by SG Blocks, Inc. (fka CDSI Holdings Inc.) on November 10, 2011.

10.5*
Employment Agreement, dated October 26, 2010, between Jennifer Strumingher and SG Building Blocks, Inc. (fka SG Blocks, Inc.).  Incorporated herein by reference to Exhibit 10.05 to the Current Report on Form 8-K as filed by SG Blocks, Inc. (fka CDSI Holdings Inc.) on November 10, 2011.

10.6*
Consulting Agreement, dated November 7, 2011 between SG Blocks, Inc., BAW Holdings Corp. and Brian Wasserman.  Incorporated herein by reference to Exhibit 10.06 to the Current Report on Form 8-K/A as filed by SG Blocks, Inc. (fka CDSI Holdings Inc.) on December 20, 2011.

10.7*	Form Option Grant Letter for Employees, entered into between SG Blocks, Inc. and each of Paul Galvin, Stevan Armstrong and Jennifer Strumingher.
10.8*
Form Option Grant Letter for Non-Employee Directors and Consultants, entered into between SG Blocks, Inc. and each of Joseph Tacopina, J. Scott Magrane, Christopher Melton, J. Bryant Kirkland III, Richard J. Lampen, and Brian Wasserman.

10.9**
Collaboration and Supply Agreement, dated July 23, 2007, between SGBlocks, LLC (now known as SG Building, Inc.) and ConGlobal Industries, Inc.  Incorporated herein by reference to Exhibit 10.7 to the Current Report on Form 8-K/A as filed by SG Blocks, Inc. (fka CDSI Holdings Inc.) on January 13, 2012.

21.1+	List of Subsidiaries.
31.2+	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32+	Certification by Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101.INS#+	XBRL Instance Document.
101.SCH#+	XBRL Taxonomy Extension Schema Document.
101.CAL#+	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF#+	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB#+	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE#+	XBRL Taxonomy Extension Presentation Linkbase Document.

#
Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

*	Includes compensatory plan or arrangement.

**	Filed with confidential portions omitted pursuant to request for confidential treatment. The omitted portions have been separately filed with the SEC.

+	Transmitted herewith.

SG BLOCKS, INC.
AND SUBSIDIARY

Consolidated Financial Statements

December 31, 2011 and 2010

SG BLOCKS, INC. AND SUBSIDIARY

Report of Independent Registered Public Accounting Firm

To the Stockholders of
  SG Blocks, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of SG Blocks, Inc. and Subsidiary (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity (deficiency) and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SG Blocks, Inc. and Subsidiary, as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP

Marcum LLP
New York, New York
March 30, 2012

SG BLOCKS, INC. AND SUBSIDIARY

Consolidated Balance Sheets
December 31,	2011	2010

Assets

Current assets:
Cash and cash equivalents	$561,759	$1,038,661
Short-term investment	39,110	-
Accounts receivable, net	183,828	189,235
Costs and estimated earnings in excess of billings on uncompleted contracts	25,946	-
Inventory	-	376,150
Prepaid expenses and other current assets	-	27,778
Total current assets	810,643	1,631,824

Equipment, net	8,058	4,412

Totals	$818,701	$1,636,236

Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:
Accounts payable and accrued expenses	$558,277	$480,053
Accrued compensation and related costs	73,888	140,310
Accrued interest, related party	12,219	-
Accrued interest	-	554
Related party accounts payable and accrued expenses	86,885	187,767
Short-term notes payable	-	51,247
Related party notes payable	73,500	-
Billings in excess of costs and estimated earnings on uncompleted contracts	-	1,800
Deferred revenue	-	221,951
Warrant liabilities	198,471	112,349
Total current liabilities	1,003,240	1,196,031

Commitments

Stockholders' equity (deficiency):
Preferred stock, $0.01 par value, 5,000,000 shares authorized; 0 issued
and outstanding at December 31, 2011 and 2010	-	-
Common stock, $0.01 par value, 100,000,000 shares authorized; 39,779,506 issued and outstanding at December 31, 2011, 31,105,394 issued and oustanding
at December 31, 2010	397,795	311,054
Additional paid-in capital	4,688,417	3,490,327
Accumulated deficiency	(5,270,751)	(3,361,176)
Total stockholders' equity (deficiency)	(184,539)	440,205

Totals	$818,701	$1,636,236

SG BLOCKS, INC. AND SUBSIDIARY

Consolidated Statements of Operations
For the Years Ended December 31,	2011	2010

Revenue:
SG Block sales	$3,436,904	$1,190,004
Engineering services	121,327	181,312
Project management	406,565	545,249
	3,964,796	1,916,565

Cost of revenue:
SG Block sales	2,927,145	803,453
Engineering services	104,348	104,369
Project management	376,425	431,337
	3,407,918	1,339,159

Gross profit	556,878	577,406

Operating expenses:
Payroll and related expenses	1,084,953	963,075
General and administrative expenses	1,014,212	351,006
Marketing and business development expense	443,857	161,425
Pre-project expenses	72,936	35,758
Total	2,615,958	1,511,264

Operating loss	(2,059,080)	(933,858)

Other income (expense):
Interest expense	(3,733)	(396,155)
Interest income	110	37
Change in fair value of financial instruments	(86,122)	9,275
Cancellation of trade liabilities and unpaid interest	239,250	73,057
Total	149,505	(313,786)

Net loss	$(1,909,575)	$(1,247,644)

Net loss per share - basic and diluted:
Basic and diluted	$(0.06)	$(0.06)

Weighted average shares outstanding:
Basic and diluted	35,411,704	21,620,012

SG BLOCKS, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders' Equity (Deficiency)
For the Years Ended December 31, 2011 and 2010

			Additional
	$0.01 Par Value Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficiency	Total

Balance - December 31, 2009	17,120,408	171,204	751,087	(2,113,532)	(1,191,241)

Issuance of common stock	1,313,006	13,130	146,870	-	160,000

Repurchase and retirement of common stock	(358,267)	(3,583)	(46,417)	-	(50,000)

Stockholder loan conversion	677,395	6,774	88,226	-	95,000

Reclassification of derivative conversion options liabilities upon settlement of convertible notes	-	-	162,781	-	162,781

Shares issued upon settlement of convertible debt	389,978	3,900	92,700	-	96,600

Stock-based compensation	356,369	3,564	79,944	-	83,508

Stock issued in private offering, net of warrant liabilities in the amount of $112,349, and closing costs in the amount of $431,450	11,606,505	116,065	2,215,136	-	2,331,201

Net loss	-	-	-	(1,247,644)	(1,247,644)

Balance - December 31, 2010	31,105,394	311,054	3,490,327	(3,361,176)	440,205

Issuance of common stock	4,844,444	48,444	1,151,556	-	1,200,000

Issuance of common stock for services	100,926	1,009	24,091	-	25,100

Shares outstanding at time of reverse merger dated November 4, 2011	3,269,992	32,700	(222,270)	-	(189,570)

Issuance of common stock for services	408,750	4,088	77,662	-	81,750

Issuance of common stock for settlement of debt	50,000	500	9,500	-	10,000

Stock-based compensation	-	-	157,551	-	157,551

Net loss	-	-	-	(1,909,575)	(1,909,575)

Balance - December 31, 2011	39,779,506	$397,795	$4,688,417	$(5,270,751)	$(184,539)

SG BLOCKS, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows
For the Years Ended December 31,	2011	2010

Cash flows from operating expenses:
Net loss	$(1,909,575)	$(1,247,644)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation expense	2,163	1,412
Interest expense related to amortization and acceleration of debt discount	-	163,784
Interest expense related to shares issued upon settlement of
convertible debt	-	96,600
Change in fair value of financial instruments	86,122	(9,275)
Stock-based compensation	157,551	83,508
Issuance of common stock for services	106,850	-
Bad debts expense	15,653	28,362
Cancellation of trade liabilities and unpaid interest	(239,250)	(73,057)
Changes in operating assets and liabilities:
Accounts receivable	(10,246)	67,644
Costs and estimated earnings in excess of billings
on uncompleted contracts	(25,946)	14,036
Inventory	376,150	(299,038)
Prepaid expenses and other current assets	27,778	6,222
Accounts payable and accrued expenses	158,698	88,228
Accrued compensation and related costs	(66,422)	140,310
Accrued interest, related party	1,213	-
Accrued interest	(554)	(68,521)
Related party accounts payable and accrued expenses	(47,940)	152,541
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,800)	(82,278)
Deferred revenue	(221,951)	132,761
Net cash used in operating activities	(1,591,506)	(804,405)

Cash flows used in investing activities
Purchase of short-term investment	(39,110)	-
Purchase of equipment	(5,809)	(2,034)
Cash acquired from reverse merger	770	-
Net cash used in investing activities	(44,149)	(2,034)

Cash flows from financing activities:
Proceeds from convertible notes payable	-	95,000
Principal payments on convertible notes payable	-	(660,000)
Proceeds from short-term notes payable	-	41,247
Principal payments on short-term notes payable	(41,247)	(255,000)
Principal payments on related party notes payable	-	(84,224)
Proceeds from issuances of common stock	1,200,000	160,000
Purchase and retirement of common stock	-	(50,000)
Proceeds from issuance of common stock and warrants in private offering	-	2,443,550
Net cash provided by financing activities	1,158,753	1,690,573

Net increase (decrease) in cash	(476,902)	884,134

Cash and cash equivalents - beginning of year	1,038,661	154,527

Cash and cash equivalents - end of year	$561,759	$1,038,661

Supplemental disclosure of cash flow information:
Cash paid during the year/period for:
Interest	$2,520	$129,033

Supplemental disclosure of non-cash financing activities:
Issuance of common stock for settlement of debt	$10,000	$95,000

In connection with the reverse merger dated November 4, 2011, the Company acquired the following liabilities:

Accounts payable and accrued expenses	$105,834	$-

Accrued interest, related party	$11,006	$-

Related party notes payable	$73,500	$-

SG BLOCKS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2011 and 2010

1.    Description of Business

SG Blocks, Inc. (the “Company”) was previously known as CDSI Holdings, Inc. (a Delaware corporation incorporated on December 29, 1993). On July 27, 2011, the Company entered into a Merger Agreement and Plan of Reorganization (the “Merger Agreement”) by and among the Company, CDSI Merger Sub, Inc., a Delaware corporation wholly-owned subsidiary of the Company (“Merger Sub”), SG Building Blocks, Inc. (“SG Building”, formerly SG Blocks, Inc.), and certain stockholders of SG Building. The merger contemplated by the Merger Agreement was completed on November 4, 2011 (the “Merger”).  Upon the consummation of the transactions contemplated by the Merger Agreement, Merger Sub was merged with and into SG Building, with SG Building surviving the Merger and becoming a wholly-owned subsidiary, and the only operating business of the Company. Upon consummation of the Merger, the Company changed its name from CDSI Holdings, Inc. to SG Blocks, Inc. The Merger was a reverse merge that was accounted for as a recapitalization of SG Building as SG Building is the accounting acquirer. Accordingly, the historical financial statements presented are the financial statements of SG Building.

On October 25, 2010, SG Blocks, LLC (a Missouri Limited Liability Company formed on January 23, 2007) completed a common control merger with SG Building, (a Delaware corporation incorporated on August 16, 2010) (“LLC Merger”), with SG Building being the surviving Corporation. In connection with the merger, all of the outstanding membership units were retroactively restated to shares of common stock.

The Company is a provider of code engineered cargo shipping containers modified for use in “green” construction. The Company also provides engineering and project management services related to the use of modified containers in construction.

2.    Completed Merger

On November 4, 2011, pursuant to the terms of the Merger Agreement, the Merger was consummated and Merger Sub was merged with and into SG Building, with SG Building surviving the Merger and becoming a wholly-owned subsidiary, and only operating business of the Company. In connection with the Merger, (i) each of the 1,786,000 shares of SG Building common stock which were outstanding immediately prior to the effective date of the Merger were exchanged for 20.1851851852 shares of the Company’s common stock and (ii) each of the 51,750 outstanding SG Building warrants were cancelled and substituted with Company warrants of a similar tenor to purchase an aggregate of 1,044,584 shares of the Company’s common stock. Also, in connection with the Merger, 408,750 shares of the Company’s common stock were issued for services related to the Merger.

SG BLOCKS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2011 and 2010

2.     Completed Merger (continued)

The number of shares of common stock of the Company issued and outstanding immediately following the consummation of the Merger on November 4, 2011 is summarized as follows:

	Number of Shares
SG Building shares outstanding prior to the Merger	1,786,000
Share exchange ratio (20.1851851852 to 1)	20.1851851852	x
	36,050,764
SG Blocks shares outstanding prior to the Merger	3,269,992
Shares issued in connection with the Merger	408,750
	39,729,506

In connection with the Merger Agreement, the Company entered into an escrow agreement with former shareholders of SG Building in order to provide for any payment to which the Company may be entitled with respect to post-closing rights to indemnification under the Merger Agreement. Under the terms of the escrow agreement, the former stockholders of SG Building placed in escrow (with an independent escrow agent) a total of 817,500 shares of common stock received by them in the Merger. Such shares of common stock held in escrow will be the Company’s sole remedy for rights to indemnification under the Merger Agreement. Claims for indemnification may be asserted by the Company until the 5th business day after the Company has filed the Annual Report on Form 10-K with the Securities and Exchange Commission for the year ended December 31, 2011.

3.     Liquidity and Financial Condition

Since inception, the Company has generated losses from operations and the Company anticipates it will continue to generate losses from operations for the foreseeable future. As of December 31, 2011, the Company’s stockholders’ deficiency was approximately $185,000. Net cash used in operating activities was $1,591,506 for the year ended December 31, 2011. Operations since inception have been funded with the proceeds from equity and debt financings and sales activity. As of December 31, 2011, the Company had cash and cash equivalents of $561,759. As of the report date, the Company had cash and cash equivalents of approximately $588,000. The Company’s gross margin decreased to 14% in 2011. This decrease is related from jobs which were priced below the Company’s normal margin in order to obtain product acceptance and building approvals. The Company does not believe it will continue to price jobs at a margin below normal percentages.

SG BLOCKS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2011 and 2010

3.     Liquidity and Financial Condition (continued)

The Company has incurred additional losses during the quarter ending March 31, 2012. Subsequent to December 31, 2011, the Company expects to raise between $500,000 and $1,000,000 from a private placement. The proceeds from this offering will be used to support the company’s business growth and for general working capital requirements. On March 28, 2012, the company received net proceeds of $433,608 from the private placement.  It is anticipated that existing capital resources will enable the Company to continue operations through at least March 31, 2013.

4.     Summary of Significant Accounting Policies

Basis of consolidation – The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, SG Building. All intercompany balances and transactions have been eliminated.

Accounting estimates – The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.  Significant areas which require the Company to make estimates include revenue recognition, stock-based compensation and allowance for doubtful accounts.  Actual results could differ from those estimates.

Operating cycle – The length of the Company’s contracts varies, but is typically between one to two years. Assets and liabilities relating to long-term contracts are included in current assets and current liabilities in the accompanying balance sheets as they will be liquidated in the normal course of contract completion, which at times could exceed one year.

Revenue recognition – The Company accounts for its long-term contracts associated with the design, engineering, manufacture and project management of building projects and related services, using the percentage-of-completion accounting method. Under this method, revenue is recognized based on the extent of progress towards completion of the long-term contract. The Company uses the cost to cost basis because management considers it to be the best available measure of progress on these contracts.

SG BLOCKS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2011 and 2010

4.	Summary of Significant Accounting Policies (continued)

Contract costs include all direct material and labor costs and those indirect costs related to contract performance. General and administrative costs, marketing and business development expenses and pre-project expenses are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. An amount equal to contract costs attributable to claims is included in revenue when realization is probable and the amount can be reliably estimated.

The asset, “Costs and estimated earnings in excess of billing on uncompleted contracts,” represents revenue recognized in excess of amounts billed. The liability, “Billings in excess of costs and estimated earnings on uncompleted contracts,” represents billing in excess of revenue recognized.

The Company offers a one-year warranty on completed contracts.  The Company has not incurred any losses to date and nor does it anticipate incurring any losses for warranties that are currently outstanding.  Accordingly no warranty reserve is considered necessary for any of the periods presented.

The Company also supplies repurposed containers to its customers. In these cases, the Company serves as a supplier to its customers for standard and made to order products that it sells at fixed prices.  Revenue from these contracts is generally recognized when the products have been delivered to the customer, accepted by the customer and collection is reasonably assured.  Revenue is recognized upon completion of the following: an order for product is received from a customer; written approval for the payment schedule is received from the customer and the corresponding required deposit or payments are received; a common carrier signs documentation accepting responsibility for the unit as agent for the customer; and the unit is delivered to the customer’s shipping point.

Amounts billed to customers in a sales transaction for shipping and handling are classified as revenue.  Products sold are generally paid for based on schedules provided for in each individual customer contract including upfront deposits and progress payments as products are being manufactured.

Funds received in advance of meeting the criteria for revenue recognition are deferred and are recorded as revenue when they are earned.

SG BLOCKS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2011 and 2010

4.     Summary of Significant Accounting Policies (continued)

Marketing expenses - Marketing expenses are expensed as incurred.

Cash and cash equivalents – The Company considers cash and cash equivalents to include all short-term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less upon acquisition.

Short-term investment – The Company classifies its investment consisting of a certificate of deposit with a maturity greater than three months but less than one year as short-term investment.

Accounts receivable – Accounts receivable are receivables generated from sales to customers and progress billings on performance type contracts.  Amounts included in accounts receivable are deemed to be collectible within the Company’s operating cycle.  Management provides an allowance for doubtful accounts based on the Company’s historical losses, specific customer circumstances, and general economic conditions.  Periodically, management reviews accounts receivable and adjusts the allowance based on current circumstances and charges off uncollectible receivables when all attempts to collect have been exhausted and the prospects for recovery are remote.

The Company has a factoring agreement in place as of December 31, 2011 and 2010. The agreement provides for the Company to receive an advance of 75% of any accounts receivable of which it factors. The factoring agreement also provides for discount fees ranging from 2.5% to 7.5% of the face value of any accounts receivable factored. The factoring agreement is with recourse except in an instance where the customer is insolvent. The agreement expires January 2013, and will be automatically extended for successive periods of one year unless either party formally cancels. For years ended December 31, 2011 and 2010 there has been no activity with regard to this agreement.

Inventory – Raw construction materials (primarily shipping containers) are valued at the lower of costs (first-in, first-out method) or market.  Finished goods and work-in-process inventories are valued at the lower of costs or market, using the specific identification method.

Equipment – Equipment is stated at cost.  Depreciation is computed using the straight-line method over the estimated lives of each asset.  Estimated useful lives for significant classes of assets are as follows: computer and software 3 to 5 years and equipment 5 years. Repairs and maintenance are charged to expense when incurred.

SG BLOCKS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2011 and 2010

4.     Summary of Significant Accounting Policies (continued)

Convertible instruments – The Company accounts for hybrid contracts such as convertible notes that feature conversion options in accordance with applicable generally accepted accounting principles (“GAAP”). Accounting Standards Codification (“ASC”) 815 “Derivatives and Hedging Activities,” (“ASC 815”) requires companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments according to certain criteria. The criteria includes circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.

Conversion options that contain variable settlement features such as provisions to adjust the conversion price upon subsequent issuances of equity or equity linked securities at exercise prices more favorable than that featured in the hybrid contract generally result in their bifurcation from the host instrument.

The Company accounts for convertible instruments, when the Company has determined that the embedded conversion options should not be bifurcated from their host instruments, in accordance with ASC 470-20 “Debt with Conversion and Other Options” (“ASC 470-20”). Under ASC 470-20 the Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. The Company accounts for convertible instruments (when the Company has determined that the embedded conversion options should be bifurcated from their host instruments) in accordance with ASC 815.  Under ASC 815, a portion of the proceeds received upon the issuance of the hybrid contract are allocated to the fair value of the derivative. The derivative is subsequently marked to market at each reporting date based on current fair value, with the changes in fair value reporting in results of operations.

SG BLOCKS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2011 and 2010

4.	Summary of Significant Accounting Policies (continued)

Common stock purchase warrants and other derivative financial instruments – The Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) provides a choice of net-cash settlement or settlement in the Company’s own shares (physical settlement or net-share settlement) providing that such contracts are indexed to the Company's own stock as defined in ASC 815-40 "Contracts in Entity's Own Equity". The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the Company’s control) or (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement).  The Company assesses classification of common stock purchase warrants and other free standing derivatives at each reporting date to determine whether a change in classification between assets and liabilities or equity is required.

The Company’s free standing derivatives consist of warrants to purchase common stock that were issued to a placement agent involved with the private offering memorandum as described in Note 16.  The Company evaluated the common stock purchase warrants to assess their proper classification in the consolidated balance sheet and determined that the common stock purchase warrants feature a characteristic permitting cash settlement at the option of the holder. Accordingly, these instruments have been classified as warrant liabilities in the accompanying consolidated balance sheets as of December 31, 2011 and 2010.

Fair value measurements – Financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are carried at cost, which the Company believes approximates fair value due to the short-term nature of these instruments.

The Company measures the fair value of financial assets and liabilities based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company maximized the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. The Company uses three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities
Level 2	Quoted prices for similar assets and liabilities in active markets or inputs that are observable.
Level 3	Inputs that are unobservable (for example, cash flow modeling inputs based on assumptions).

SG BLOCKS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2011 and 2010

4.	Summary of Significant Accounting Policies (continued)

Financial liabilities measured at fair value on a recurring basis are summarized below:

	December 31, 2011	Quoted prices in active market for identical assets (Level l)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Warrant Liabilities	$198,471	$-	$-	$198,471

	December 31, 2010	Quoted prices in active market for identical assets (Level l)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Warrant Liabilities	$112,349	$-	$-	$112,349

Warrant liabilities are measured at fair value using the lattice pricing model and are classified within Level 3 of the valuation hierarchy.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis:

	December 31, 2011	December 31, 2010
Beginning balance	$112,349	$99,261
Aggregate fair value of conversion option liabilities and warrants issued	-	185,144
Change in fair value of conversion option liabilities and warrants	86,122	(9,275)
Settlement of conversion option liabilities included in additional paid in capital	-	(162,781)

Ending balance	$198,471	$112,349

SG BLOCKS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2011 and 2010

4.	Summary of Significant Accounting Policies (continued)

The significant assumptions and valuation methods that the Company used to determine fair value and the change in fair value of the Company’s derivative financial instruments are discussed in Note 9 and Note 16 (disclosure of convertible promissory notes and warrants).

In accordance with the provisions of ASC 815, the Company presented the warrant liabilities at fair value on its consolidated balance sheets, with the corresponding changes in fair value recorded in the Company’s consolidated statements of operations for the applicable reporting periods. As disclosed in Note 9 and 16, the Company computed the fair value of the derivative liability at the date of issuance and the reporting dates of December 31, 2010 and 2011 using both the Black-Scholes option pricing and lattice pricing methods. The value calculated using the lattice pricing method is within 1% of the value determined under the Black-Scholes method.

The Company developed the assumptions that were used as follows: The fair value of the Company’s common stock was obtained from publically quoted prices as well as valuation models developed by the Company. The results of the valuation were accessed for reasonableness by comparing such amount to sales of other equity and equity linked securities to unrelated parties for cash and intervening events affected in the price of the Company’s stock. The term represents the remaining contractual term of the derivative; the volatility rate was developed based on analysis of the Company’s historical stock price volatility and the historical volatility rates of several other similarly situated companies (using a number of observations that was at least equal to or exceeded the number of observations in the life of the derivative financial instrument at issue); the risk free interest rates were obtained from publicly available US Treasury yield curve rates; the dividend yield is zero because the Company has not paid dividends and does not expect to pay dividends in the foreseeable future.

Share-based payments – The Company accounts for share based payments in accordance with ASC 718 “Compensation - Stock Compensation” which results in the recognition of expense under applicable GAAP and requires measurement of compensation cost for all share based payment awards at fair value on the date of grant and recognition of compensation expense over the service period for awards expected to vest. The fair value of restricted stock is determined based on the number of shares granted and the fair value of our common stock on date of grant. The recognized expense is net of expected forfeitures.

Income taxes – The Company accounts for income taxes pursuant to ASC 740, “Income Taxes”, and provides for income taxes utilizing the asset and liability approach.  Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid.  The provision for income taxes generally represents income taxes paid or payable for the current year plus the change in deferred taxes during the year.  Deferred taxes result from the differences between the financial and tax bases of the Company’s assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted.

SG BLOCKS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2011 and 2010

4.	Summary of Significant Accounting Policies (continued)

The calculation of tax liabilities involves dealing with uncertainties in the application of complex tax regulations.  The Company recognizes liabilities for anticipated tax audit issues based on the Company’s estimate of whether, and the extent to which, additional taxes will be due.  If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when the liabilities are no longer determined to be necessary.  If the estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result.

As a result of the LLC Merger described in Note 1, beginning on October 25, 2010, the Company’s results of operations are taxed as a C Corporation. Prior to LLC Merger, the Company’s operations were organized as a limited liability company, whereby the Company elected to be taxed as a partnership and the income or loss was required to be reported by each respective member on their separate income tax returns. Therefore, no provision for income taxes has been provided in the accompanying consolidated financial statements for periods prior to October 25, 2010.

This change in tax status to a taxable entity resulted in the recognition of deferred tax assets and liabilities based on the expected tax consequences of temporary differences between the book and tax basis of the Company’s assets and liabilities as of December 31, 2010.

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Deferred tax liabilities and assets are determined based on the difference between the financial statement basis and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company estimates the degree to which tax assets and credit carryforwards will result in a benefit based on expected profitability by tax jurisdiction. A valuation allowance for such tax assets and loss carryforwards is provided when it is determined to be more likely than not that the benefit of such deferred tax asset will not be realized in future periods.  If it becomes more likely than not that a tax asset will be used, the related valuation allowance on such assets would be reduced.

Concentrations of credit risk – Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and cash equivalents. The Company places its cash with high credit quality institutions. At times, such amounts may be in excess of the FDIC insurance limits.  The Company has not experienced any losses in such account and believes that it is not exposed to any significant credit risk on the account.

SG BLOCKS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2011 and 2010

4.	Summary of Significant Accounting Policies (continued)

With respect to receivables, concentrations of credit risk are limited to a few customers in the construction industry.  The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers other than normal lien rights.  At December 31, 2011 and 2010, 57% and 54%, respectively, of the Company’s accounts receivable were due from one customer. That customer’s balance has subsequently been received in full.

Revenue relating to four and three customers, respectively, represented approximately 77% and 96% of the Company’s total revenue for the years ended December 31, 2011 and 2010, respectively.

Costs of revenue relating to one vendor, who is a related party and disclosed in Note 19, represented approximately 39% and 63% of the Company’s total cost of revenue for the years ended December 31, 2011 and 2010. Cost of revenue relating to an unrelated vendor represented 33% of the Company’s total cost of revenue for the year ended December 31, 2011. The Company believes it would be able to use other vendors at reasonable comparable terms if needed.

Recent accounting pronouncements – In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements.” This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2 fair value measurements. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. 2) Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarifies existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2011 and 2010

4.	Summary of Significant Accounting Policies (continued)

In May 2011, FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This ASU addresses fair value measurement and disclosure requirements within Accounting Standards Codification Topic 820 for the purpose of providing consistency and common meaning between U.S. GAAP and IFRSs. Generally, this ASU is not intended to change the application of the requirements in Topic 820. Rather, this ASU primarily changes the wording to describe many of the requirements in U.S. GAAP for measuring fair value or for disclosing information about fair value measurements. This ASU is effective for periods beginning after December 15, 2011. It is not expected to have any material impact on the Company’s consolidated financial statements or disclosures.

5.     Accounts Receivable

At December 31, 2011 and 2010, the Company’s accounts receivable consisted of the following:

	2011	2010
Billed:
SG Block sales	$137,560	$120,318
Engineering services	33,317	33,317
Project management	19,578	69,962
Unbilled project management	43,388	-
Total gross receivables	233,843	223,597
Less: allowance for doubtful accounts	(50,015)	(34,362)
Total net receivables	$183,828	$189,235

SG BLOCKS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2011 and 2010

6.    Costs and Estimated Earnings on Uncompleted Contracts

Costs and estimated earnings on uncompleted contracts consist of the following at December 31, 2011 and 2010:

	2011	2010
Costs incurred on uncompleted contracts	$101,533	$-
Estimated earnings	11,804	-
	113,337	-
Less: billings to date	(87,391)	(1,800)

	$25,946	$(1,800)

The above amounts are included in the accompanying balance sheets under the following captions at December 31, 2011 and 2010.

	2011	2010
Costs and estimated earnings in excess of billings on uncompleted contracts	$25,946	$-
Billings in excess of cost and estimated earnings on uncompleted contracts	-	(1,800)
	$25,946	$(1,800)

Although management believes it has established adequate procedures for estimating costs to complete on open contracts, it is at least reasonably possible that additional significant costs could occur on contracts prior to completion. The Company periodically evaluates and revises its estimates and makes adjustments when they are considered necessary.

7.     Inventory

At December 31, 2011 and 2010, the Company’s inventory consisted of the following:

	2011	2010
Work in process	$-	$376,150
	$-	$376,150

SG BLOCKS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2011 and 2010

8.     Equipment

At December 31, 2011 and 2010, the Company’s equipment consisted of the following:

	2011	2010
Computer equipment and software	$11,225	$5,416
Furniture and other equipment	2,155	2,155
	13,380	7,571
Less: accumulated depreciation	(5,322)	(3,159)
	$8,058	$4,412

Depreciation expense for the years ended December 31, 2011 and 2010 amounted to $2,163, and $1,412, respectively.

9.     Convertible Promissory Notes

Plaza notes – On November 25, 2009, the Company issued a convertible promissory note to Plaza Construction Corporation (“Plaza”) in exchange for $500,000.  The note and all accrued and unpaid interest was due on November 25, 2010, bore interest at an annual rate of 5% per annum, compounded monthly and was guaranteed by a stockholder of the Company. Plaza had the right to convert any unpaid principal and interest on this note, at any time, into a fixed percentage of the then outstanding shares of common stock. The conversion price was subject to an adjustment in the event that the Company subsequently issues equity securities or equity linked securities at a price more favorable than the exercise price of the conversion option embedded in the note.  The Company bifurcated the derivative from its debt host in accordance with ASC 815. The issuance date fair value of the derivative amounted to $99,261. Consequently, the Company recorded a discount of $99,261 on the note, which was amortized over the term of the note, using the effective interest method.  During the year ended December 31, 2010 $90,989 of the discount has been charged to interest expense.

The significant assumptions which the Company used to measure the fair value at November 29, 2009 (issuance date) and December 31, 2009 of conversion option liability was as follows:

Stock price	$0.23
Term	1 year
Volatility	50%
Risk-free interest rate	2.01%
Dividend yield	0.00
Return	0.47%
Up Ratio	1.144
Down Ratio	0.857
Up Transition Probability	0.5001

SG BLOCKS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2011 and 2010

9.	Convertible Promissory Notes (continued)

The difference in fair value at the issuance date of November 25, 2009 and December 31, 2009 was insignificant. The Company estimated the fair value of this derivative using the lattice valuation model.  The fair value of this conversion liability at the settlement date (October 29, 2010) was $89,986. The fair value of this conversion liability at the settlement date was calculated based on the potential converted value over principal and interest that Plaza received upon settlement of the note. The conversion option liability was reclassified into equity upon settlement of the convertible note.

On October 29, 2010, Plaza received $523,014 for both principal and interest as part of the proceeds from the private offering. As a result of the Company retiring the note prior to maturity, Plaza also received 2% of all outstanding shares of the Company. At such time there were 19,498,889 shares of common stock outstanding, and therefore, Plaza received 389,978 shares of common stock with a fair value of $96,600. In addition, the Company owes Plaza a cash obligation fee of $50,000 which is included in interest expense for the year ended December 31, 2010 and consequently is included in accounts payable and accrued expenses as of December 31, 2010. During 2011, the Company has paid Plaza $10,000 towards this amount, and the balance of $40,000 is included in accounts payable and accrued expenses as of December 31, 2011.

Stahmer and LeBahn notes – As part of a maximum loan facility of $310,000, during May and June of 2009, the Company issued three convertible notes; two notes were issued to The Stahmer Family Trust (“Stahmer Trust”) in the amounts of $60,000 and $50,000, and one note was issued to William LeBahn (“LeBahn”) in the amount of $50,000.  The notes had original maturity dates ranging from May 28 to June 19, 2010, bore interest at an annual rate of 24% per annum, and were convertible into a fixed percentage of the then outstanding shares of common stock of the Company.  The fair value of this conversion option liability was de minimis.  In the event of a default, as outlined in the underlying agreements, the entire unpaid balances of the notes were convertible into common stock of the Company. The entire principal amounts outstanding on all three notes, were repaid during 2010.

As a result of settlement agreements with Stahmer Trust and LeBahn, during 2010, unpaid interest totaling $13,749 was forgiven, and is included as other income on the accompanying statements of operations for the year ended December 31, 2010.  Also, unpaid interest totaling $41,247 on the notes, were included into new notes payable agreements, as disclosed in Note 10.

SG BLOCKS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2011 and 2010

9.	Convertible Promissory Notes (continued)

OGFRW and Melton notes – In August 2010, the Company issued three convertible promissory notes to certain partners and associates of Olshan Grundman Frome Rosenzqeig & Wolosky, LLP (“OGFRW, LLP”) in the aggregate principal amount of $65,000 and also issued one convertible promissory note to Christopher Melton in the principal amount of $30,000. The OGFRW, LLP notes had an original maturity date of February 5, 2011 and the note to Christopher Melton had an original maturity date of August 3, 2011. All of these notes bore interest at an annual rate of 1% per annum, and were convertible into a fixed percentage of the then outstanding shares of common stock of the Company. The fair value of these conversion option liabilities were determined to be $72,795 utilizing the Black-Scholes method.  For the year ended December 31, 2010, $72,795 for the amount of the discount on the notes is included as a component of interest expense in the accompanying statements of operations. In 2010 in conjunction with the private offering memorandum, these notes were converted into 677,397 shares of the Company’s common stock based upon the contractual terms of the conversion option. The conversion option liability was reclassified into equity upon settlement of the convertible notes.

The significant assumptions which the Company used to measure the fair value at the issuance date of conversion option liability is as follows:

Stock price	$0.25
Term	0.5 to 1 year
Volatility	50%
Risk-free interest rate	2.01%
Dividend yield	0.00
Exercise price	$0.14 to 0.15

Interest expense for convertible promissory notes amounted to $54,011 for the year ended December 31, 2010.

SG BLOCKS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2011 and 2010

10.  Short-Term Notes Payable

Other short-term notes payable consisted of the following:

	December 31,	December 31,
Description	2011	2010
Promissory note to Mike Labadie, with a face amount of $75,000, at 15% per annum (A)	$-	$-

Promissory note to Roger Hackett, with a face amount of $50,000, at 7% per annum (B)	-	-

Promissory note to Stahmer Trust, with a face amount of $28,425, at 10% per annum (C)	-	28,425

Promissory note to LaBahn, with a face amount of $12,822, at 10% per annum (D)	-	12,822

Promissory notes to Labadie and Martha Labadie, with a total face amount of $150,000, at 12.5% per annum (E)	-	-

Promissory note to James Southard, with a total face amount of $10,000 (F)	-	10,000

Total other short-term notes payable	$-	$51,247

(A)         During 2008, the Company received an advance totaling $75,000 from Mike Labadie (“Labadie”) and was due on demand.  The note bore interest at the rate of 15% per annum.  The note was guaranteed by a related party.  During 2010 the Company settled outstanding interest on this loan by negotiating forgiveness of $11,326 of accrued interest (See Note 20) and repaid the remaining interest and outstanding principal in full.

(B)         On March 3, 2009, the Company issued a $50,000 promissory note to Roger Hackett. The note and unpaid interest had an original maturity date of March 3, 2010, and bore interest at an annual rate of 7% per annum.  The note was repaid in 2010.

(C)         During 2010, the Company settled outstanding interest on convertible notes with Stahmer Trust in the amount of $28,425, as disclosed in Note 9, by issuing this promissory note.  This note bore interest at the rate of 10% per annum. The note matured and was paid on August 12, 2011.

SG BLOCKS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2011 and 2010

10.   Short-Term Notes Payable (continued)

(D)         During 2010, the Company settled outstanding interest on a convertible note with LaBahn in the amount of $12,822, as disclosed in Note 9, by issuing this promissory note.  This note bore interest at the rate of 10% per annum. The note matured and was paid on August 12, 2011.

(E)         On August 18, 2008, the Company entered into an agreement with Labadie and Martha Labadie (“Martha”), in which the Company received $150,000 for the purpose of constructing a 1,600 square foot shipping container home (“Harbinger House”) as a demonstration unit to be used for display at conventions.  Per the terms of the agreement, the Company had the option, if exercised by February 28, 2009, to repay the $150,000 of principal and 12.5% interest, or to sell the property to a third party and repay the $150,000 of principal and 30% of any net profits received from the sale.  If neither event occurred, the Company had the obligation to repay Martha at $150,000 plus $25,000 to settle the note. The Company repaid the $150,000 plus $25,000 during 2010.

The Harbinger House was damaged during transport during 2008 and was written down to an impaired value of $35,000 as of December 31, 2009 and included as part of inventory.  The value of the Harbinger House was further judged to be impaired and was written off as of December 31, 2010.

(F)         During March 2009, the Company received an advance from James Southard in the amount of $10,000. The note was non-interest bearing and was due on demand. During November 2011, the Company and James Southard agreed to settle the note for 50,000 shares of common stock of the Company.

Interest expense for other short-term notes payable amounted to $2,520 and $2,340 for the years ended December 31, 2011 and 2010, respectively.

11.	Related Party Notes Payable

	December 31,2011	December 31, 2010
Promissory notes to SG Blocks Financial, LLC, with a total face amount of $86,260, at 5% - 10% per annum (A)	$-	$-

Promissory notes to Gary Tave, with a total face amount of $73,326 (B)	-	-

Revolving credit promissory note to Vector Group Ltd., with a total face value amount of $73,500, at11% per annum (C)	73,500	-

Total related party notes payable	$73,500	$-

SG BLOCKS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2011 and 2010

11.	Related Party Notes Payable (continued)

(A)         During 2009, the Company entered into various promissory notes with SG Blocks Financial, LLC (“SG Financial”), and a stockholder of the Company totaling $86,260. SG Financial is a wholly owned limited liability company, whose only member is the same stockholder of the Company, who is a party to this agreement. The sole purpose of SG Financial is to enter into these notes with the Company. All of the notes were short term and bore interest at rates between 5% and 10%.  The notes were repaid in full during 2009 and 2010.

(B)         During 2009, the Company entered into various promissory notes with Gary Tave, a director of the Company totaling $73,326, with stated interest totaling $3,500.  All of the notes were short term. The proceeds from these notes were used for the sole purpose of purchasing materials. The notes provided for a security interest in a certain receivable of the Company. The notes were repaid in full during 2010.

(C)         On March 26, 2009, the Company entered into a $50,000 revolving credit promissory note (the “Revolver”) with Vector Group Ltd. (“Vector”), currently an 8.8% stockholder of the Company. The loan bears interest at 11% per annum and is due on December 31, 2012. On January 26, 2011, the Company and Vector entered into an amendment to the Revolver increasing the amount that the Company may borrow from $50,000 to $100,000. As of December 31, 2011, accrued interest related to the Revolver amounted to $12,219.

Interest expense for other related party notes payable amounted to $1,213 and $345 for the years ended December 31, 2011 and 2010, respectively.

12.	Income Taxes

Prior to the LLC Merger on October 25, 2010, the Company’s results of operations were taxed as a limited liability company, whereby the Company elected to be taxed as a partnership and the income or loss was required to be reported by each respective member on their separate income tax returns. Therefore, no provision for income taxes has been provided in the accompanying consolidated financial statements for periods prior to October 25, 2010. As a result of the LLC Merger, beginning on October 25, 2010, the Company’s results of operations are taxed as a C Corporation. The Company’s benefit for income taxes consists of the following for the year ended December 31, 2011 and 2010:

SG BLOCKS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2011 and 2010

12.	Income Taxes (continued)

	2011	2010
Deferred:
Federal	$(563,837)	$(161,178)
State	(144,204)	(41,222)
Total deferred	(708,041)	(202,400)

Total benefit for income taxes	(708,041)	(202,400)
Less: valuation reserve	708,041	202,400
Income Tax provision	$-	$-

The change in tax status to a taxable entity resulted in a net deferred tax benefit of $0 being recognized and included in the tax benefit for the year ended December 31, 2010.

A reconciliation of the federal statutory rate of 0% for the year ended December 31, 2011 and the period from October 26, 2010 (the date on which the tax status changed to a C Corporation) to December 31, 2010 to the effective rate for income from operations before income taxes is as follows:

	2011	2010

Benefit for income taxes at federal statutory rate	34.0%	34.0%
State income taxes, net of federal benefit	5.3	5.3
Effect of change in tax status to C corporation	-	(23.1)
Other	(2.1)	-
Less valuation allowance	(37.2)	(16.2)
Effective income tax rate	0.0%	0.0%

The temporary differences between recognition of expenses on the consolidated financial statements and tax return relate primarily to differences in depreciation methods and change in allowance for doubtful accounts.

SG BLOCKS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2011 and 2010

12.	Income Taxes (continued)

The tax effects of these temporary differences along with the net operating losses, net of an allowance for credits, have been recognized as deferred tax assets at December 31, 2011 and 2010 as follows:

	2011	2010
Net operating loss carryforward	$799,408	$159,741
Bad debt reserve	17,289	11,141
Employee stock compensation	94,688	32,802
Depreciation	(944)	(1,284)
Total before valuation reserve	910,441	202,400
Less valuation reserve	(910,441)	(202,400)

Net deferred tax asset	$-	$-

The Company establishes a valuation allowance, if based on the weight of available evidence, it is more likely than not that some portion or all of the deferred assets will not be realized. The valuation allowance increased $708,041 and $202,400 during 2011 and 2010, respectively, offsetting the increase in the deferred tax asset attributable to the net operating loss and reserves.

As of December 31, 2011, the Company has a net operating loss carry forward of approximately $2,000,000 for Federal tax purposes.  The net operating loss expires through 2031.

The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expenses. As of December 31, 2011, the Company has no unrecognized tax positions, including interest and penalties. The tax years 2007-2010 are still open to examination by the major tax jurisdictions in which the Company operates. The Company files returns in the United States Federal tax jurisdiction and various other state jurisdictions.

SG BLOCKS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2011 and 2010

13.   Net Income (Loss) Per Share

Net income (loss) per share is calculated in accordance with ASC 260, “Earnings Per Share.” Under ASC 260 basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of the common shares issuable upon the exercise of stock options and warrants. Potentially dilutive common shares are excluded from the calculation if their effect is antidilutive. At December 31, 2011 and 2010 there were options and warrants to purchase 6,452,084 and 1,044,584 shares of common stock outstanding which could potentially dilute future net income (loss) per share.

Basic and diluted net loss per share was calculated for the years ending December 31, 2011 and 2010 as follows:

	2011	2010
Net loss	$(1,909,575)	$(1,247,644)

Weighted average shares outstanding - basic	35,411,704	21,620,012
Dilutive effect of stock options and warrants	-	-
Weighted average shares outstanding - diluted	35,411,704	21,620,012

Net loss per share - basic and diluted	$(0.06)	$(0.06)

14.  Construction Backlog

The following represents the backlog of signed engineering and project management contracts in existence at December 31, 2011 and 2010:

	2011	2010
Balance - January 1	$35,789	$459,201
New contracts and change orders during the period	510,522	303,149
	546,311	762,350
Less: contract revenue earned during the period	(527,892)	(726,561)
	18,419	35,789
Contracts signed but not started	-	-
Balance - December 31	$18,419	$35,789

SG BLOCKS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2011 and 2010

14.   Construction Backlog (continued)

Subsequent to December 31, 2011, the Company has received additional customer contracts totaling approximately $21,000.

15.   Stockholders’ Equity

Common stock – Effective October 25, 2010, in conjunction with the LLC Merger, the members of SG Blocks, LLC received the number of shares of common stock of the Company which was equal to their percentage ownership interest in the LLC.  The total shares issued were 19,498,889 shares.  The total amount of capital contributed to the LLC since its inception was $1,267,533 and was transferred to additional paid in capital of the Company.

Issuance of common stock – For the year ended December 31, 2010, the Company issued 1,313,006 shares of common stock for a total amount of $160,000. For the year ended December 31, 2011, the Company issued 4,844,444 shares of common stock for a total amount of $1,200,000.

Repurchase and retirement of common stock – During 2010, the Company repurchased and retired 358,267 shares of its common stock for a total amount of $50,000.

Private offering memorandum – In September 2010, the Company offered through a private offering memorandum (“PPM”) to sell up to 16,148,148 shares of its common stock at $0.25 per share.  As of December 31, 2010, the Company had sold 11,606,505 shares and raised $2,875,000 through this PPM.  The Company incurred $431,450 in closing costs from the PPM, and also issued warrants valued at $112,349 (see Note 16).

The Company as part of the PPM has share agreements which contain registration rights that have a cash penalty payable monthly to the shareholders equal to 1% of the proceeds of the offering based on certain criteria not being met as defined in the share agreements.  As required under ASC Subtopic 450-20 “Loss Contingencies,” the Company must accrue an estimated loss for a loss contingency if information available before the consolidated financial statements are issued indicates that it is both probable and reasonably estimated.  The Company filed an S-1 registration statement, as required under the PPM, which was declared effective on February 10, 2012. Accordingly, there was no cash penalty and the Company did not record any loss as of December 31, 2010 and December 31, 2011.

Issuance of common stock for services – On May 10, 2011, the Company issued 100,926 shares of common stock for services provided by a contractor. These shares were deemed to have a fair market value of $25,100.  In conjunction with the Merger on November 4, 2011, Ladenburg, received 408,750 shares of common stock for services related to the Merger. These shares were deemed to have a fair market value of $81,750.

SG BLOCKS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2011 and 2010

16.  Warrants

In conjunction with the PPM in October 2010, the Company issued warrants to Ladenburg Thalmann & Co. Inc. (“Ladenburg”), the placement agent for the PPM.  The warrants entitle Ladenburg to purchase up to a total of 1,044,584 shares of common stock, for $0.25 per share.  The warrants expire October 28, 2015.  The warrants are exercisable, at the option of the holder, at any time prior to their expiration. The fair value of warrants issued to placement agents were calculated utilizing the probability weighted binomial method.  The warrants issued to the placement agent contain provisions that make them redeemable for cash by the holder of the warrant under certain circumstances that are not within the control of the Company.  Accordingly, the fair market value of the warrants as of the date of issuance has been classified as liabilities.  The value of the warrants at December 31, 2010 was approximately $112,349.

The significant assumptions which the Company used to measure the fair value of warrants at December 31, 2010 is as follows:

Stock price	$0.25
Term	4.82 Years
Volatility	50%
Risk-free interest rate	2.01%
Exercise prices	$0.25
Dividend yield	0.00%
Return	2.01%
Delta	1/12
Up ratio	1.145
Down ratio	0.858
Up transition probability	0.5001

At December 31, 2011 the value of the warrants were adjusted to their fair value which was $198,471. The difference in fair value of $86,122 is included in the accompanying statement of operations.

SG BLOCKS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2011 and 2010

16.   Warrants (continued)

The significant assumptions which the Company used to measure the fair value of warrants at December 31, 2011 is as follows:

Stock price	$0.38
Term	3.82 Years
Volatility	50%
Risk-free interest rate	0.60%
Exercise prices	$0.25
Dividend yield	0.00%
Return	0.60%
Delta	1/12
Up ratio	1.144
Down ratio	0.857
Up transition probability	0.5000

17.   Stock Options and Grants

2010 stock grants – In April 2010, prior to the PPM, the Company established the SG Blocks 2010 Restricted Unit Plan (the “2010 Plan”).  Under the 2010 Plan, the Company awarded restricted stock grants to eligible employees as determined by the Board of Directors, and were subject to certain vesting and forfeiture requirements.  Per the 2010 Plan, the maximum restricted stock grants that could be granted were equal to a percentage interest in the Company of 3.52% of the total equity of the Company.  During April 2010, the Company granted the total maximum allowable percentage of restricted stock grants, which equaled 356,369 shares of common stock. These shares vest upon a one year service condition. Vesting is accelerated upon the following events: an event constituting change of control, an initial public offering of the Company’s securities, the death or disability of the participant, or termination without cause, as outlined in the underlying agreement.  For the year ended December 31, 2010, the Company recognized stock-based compensation expense of $83,508, which is included in payroll and related expenses on the accompanying statement of operations.

SG BLOCKS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2011 and 2010

17.   Stock Options and Grants (continued)

The summary of activity for the Company’s restricted stock grants is presented as follows:

	Shares	Weighted Average Fair Value Per Share
Balance – January 1, 2010	-	$-
Granted	356,369	0.23
Vested	-	-
Forfeited/Cancelled	-	-
Balance – December 31, 2010	356,369	$0.23
Granted	-	-
Vested	-	-
Forfeited/Cancelled	-	-
Balance – December 31, 2011	356,369	$0.23

2011 Plan – On July 27, 2011, in connection with the Merger, the Company obtained the written consent of holders of a majority of its outstanding common stock approving the 2011 Incentive Stock Plan (the “2011 Plan”). The 2011 Plan covers up to 8,000,000 shares of common stock, and all officers, directors, employees, consultants and advisors are eligible to be granted awards under the 2011 Plan. An incentive stock option may be granted under the 2011 Plan only to a person who, at the time of the grant, is an employee of the Company or its subsidiaries. The 2011 Plan expires on July 26, 2021, and is administered by the Company’s Board. As of December 31, 2011, there were 2,592,500 shares of common stock available for issuance under the 2011 Plan.

SG BLOCKS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2011 and 2010

17.  Stock Options and Grants (continued)

A summary of stock option activity under the 2011 Plan as of December 31, 2011 and changes during the year then ended are presented below:

	Shares	Weighted Average Fair Value Per Share	Weighted Average Exercise Price Per Share	Weighted Average Remaining Terms (in years)	Aggregate Intrinsic Value
Outstanding – January 1, 2011	-	$-	$-
Granted	5,407,500	0.09	0.20
Exercised	-	-	-
Cancelled	-	-	-
Outstanding – December 31, 2011	5,407,500	$0.09	$0.20	9.86	$966,250
Exercisable - December 31, 2011	1,719,167	$0.09	$0.20	9.86	$307,083

For the year ended December 31, 2011, the Company recognized stock-based compensation expense of $157,551, which is included in payroll and related expenses in the accompanying statement of operations.

As of December 31, 2011, there was $337,828 of total unrecognized compensation costs related to non-vested stock options, which will be expensed over a weighted average period of 1.86 years. The intrinsic value is calculated as the difference between the fair value as of December 31, 2011 and the exercise price of each of the outstanding stock options. The fair value at December 31, 2011 was $0.38 as determined by using a weighted value between the income approach method, the public company market multiple method and a fair value method developed by the Company.

2011 option grants – On November 7, 2011 and November 11, 2011, the Stock Option Committee of the Company’s Board of Directors granted an aggregate 4,387,500 options to purchase common stock to certain named executive officers, certain other employees of the Company, and to directors of the Company (“2011 Option Grants”). All of these options are 10 year options and were granted under the 2011 Plan with an exercise price ranging from $0.20 to $0.27.  One third of the options vest upon the grant date, the second third vests on the first anniversary of the grant date, and the remaining third vests on the second anniversary of the grant date.

SG BLOCKS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2011 and 2010

17.   Stock Options and Grants (continued)

Also on November 7, 2011, a consultant of the Company was granted an option to purchase 1,000,000 shares of the Company’s common stock with an exercise price of $0.20. The option to purchase 250,000 shares of Common Stock vested on the grant date of November 7, 2011. The remaining options to purchase up to 750,000 shares of Common Stock will vest over a period of two years beginning on the grant date.

On November 15, 2011, the Company executed a two year consulting agreement with a consultant, to act as a Senior Advisor of the Company. In consideration for the services to be performed under the agreement, the Company shall on the last business day of each month during the term, grant the consultant an option to purchase 10,000 shares of the Company’s Common Stock with an exercise price ranging from $0.47 to $0.60. The terms of these options are the same as the 2011 Option Grants. As of December 2011, the consultant was granted options to purchase 20,000 shares of the Company’s Common Stock.

The fair value of the stock-based option awards granted during the year ended December 31, 2011 were estimated at the date of grant using the Black-Scholes option valuation model with the following assumptions:

Expected dividend yield	0.00%
Expected stock volatility	50%
Risk-free interest rate	0.83 – 0.96%
Expected life	5.47 – 5.5 years

Because the Company does not have significant historical data on employee exercise behavior, the Company uses the “Simplified Method” to calculate the expected life of the stock-based option awards. The simplified method is calculated by averaging the vesting period and contractual term of the options.

SG BLOCKS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2011 and 2010

18.   Commitments

Operating lease – The Company leases office space in New York City to conduct its business. The lease began in October 2011 and expires October 31, 2016, with rent escalations. Non-contingent rent increases are being amortized over the life of the lease on a straight line basis. The Company also had previous office space in New York City from November 2010 through September 2011. The rental expense charged to operations for the years ended December 31, 2011 and 2010 amounted to $89,995 and $12,000, respectively. Future minimum rental payments on this lease are as follows for the years ending December 31,:

2012	$108,395
2013	111,469
2014	115,483
2015	121,312
2016	103,535
$560,194

19.   Related Party Transactions

ConGlobal Industries, Inc. is a minority stockholder of the Company and provides containers and labor on domestic projects.  The Company recognized Cost of Goods Sold of $1,341,822 and $845,692, for services ConGlobal Industries, Inc. rendered during the years ended December 31, 2011 and 2010, respectively. For the years ended December 31, 2011 and 2010, $12,628 and $36,622, respectively, of such expenses are included in related party accounts payable and accrued expenses in the accompanying consolidated balance sheets.

The Lawrence Group is a minority stockholder of the Company and is a building design, development and project delivery firm. The Company recognized pre-project expenses of $5,483 for consulting services The Lawrence Group rendered during the year ended December 31, 2010. For the years ended December 31, 2011 and 2010, $67,782 and $103,782, respectively, of such expenses are included in related party accounts payable and accrued expenses in the accompanying consolidated balance sheets.

The Company has accrued certain reimbursable expenses of owners of the Company. Such expenses amounted to $6,474 and $47,363 for the years ended December 31, 2011 and 2010, respectively, and are included in related party accounts payable and accrued expenses in the accompanying consolidated balance sheets.

SG BLOCKS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2011 and 2010

20.   Cancellation of Trade Liabilities and Unpaid Interest

During 2010, the Company recognized debt forgiveness income of $73,057 as shown on the accompanying statements of operations.  Of that amount, $25,075 represents forgiveness of interest on notes payable and $47,982 represents forgiveness of trade accounts payable resulting from settlement agreements with vendors. For the year ended December 31, 2011, the Company recognized debt forgiveness income of $239,250, which represents forgiveness of trade accounts payable resulting from settlement agreements with vendors.

21.   Subsequent Events

Management has evaluated events and transactions occurring after the date of the balance sheet and through the date of the report of independent registered public accounting firm to determine whether any of these events or transactions were required to be recognized or disclosed in the consolidated financial statements.  The date of the report of independent registered public accounting firm is the date that the consolidated financial statements were available to be issued.

On January 2, 2012, the Chief Executive Officer of the Company was granted an additional 2,000,000 options to purchase common stock of the Company. These options were granted under the same terms of the 2011 Option Grants. These options were granted with an exercise price of $0.75.

On March 20, 2012, three employees of the Company were granted a total of 215,000 options to purchase common stock of the Company. These options were granted under the same terms of the 2011 Option Grants. These options were granted with an exercise price of $0.50.

Subsequent to December 31, 2011, the Company has engaged Ladenburg as its placement agent to conduct a best efforts private placement of the Company’s common stock at a valuation of $0.35 per share. The minimum amount to be raised in this private placement is $500,000 and the maximum amount to be raised is $1,000,000. The proceeds from this offering will be used to support the company’s business growth and for general working capital requirements. On March 28, 2012, the Company received net proceeds of $433,608 from the private placement. It is anticipated that existing capital resources will enable the Company to continue operations through at least March 31, 2013.