Form 10-Q
period 2012-03-31
SG BLOCKS, INC.
filed 2012-05-14
CIK 1023994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

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

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
Yes ☐ No  ☒

As of May 11, 2012, there were 41,283,078 shares of the registrant’s common stock, $0.01 par value, outstanding.

SG BLOCKS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

SG BLOCKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$456,125	$561,759
Short-term investment	39,137	39,110
Accounts receivable, net	306,509	143,320
Costs and estimated earnings in excess of billings on uncompleted contracts	70,396	66,454
Inventory	53,230	-
Prepaid expenses and other current assets	1,405	-
Total current assets	926,802	810,643

Equipment, net	7,427	8,058

Totals	$934,229	$818,701

Liabilities and Stockholders’ Deficiency

Current liabilities:
Accounts payable and accrued expenses	$512,096	$558,277
Accrued compensation and related costs	73,888	73,888
Accrued interest, related party	14,263	12,219
Related party accounts payable and accrued expenses	96,185	86,885
Related party notes payable	73,500	73,500
Billings in excess of costs and estimated earnings on uncompleted contracts	4,275	-
Deferred revenue	49,261	-
Warrant liabilities	202,700	198,471
Total current liabilities	1,026,168	1,003,240

Commitments

Stockholders’ deficiency:
Preferred stock, $0.01 par value, 5,000,000 shares authorized; 0 issued and outstanding at March 31, 2012 and December 31, 2011	-	-
Common stock, $0.01 par value, 100,000,000 shares authorized; 41,243,078 issued and outstanding at March 31, 2012, 39,779,506 issued and outstanding at December 31, 2011	412,431	397,795
Additional paid-in capital	5,229,977	4,688,417
Accumulated deficiency	(5,734,320)	(5,270,751)
Accumulated other comprehensive loss	(27)	-
Total stockholders’ deficiency	(91,939)	(184,539)

Totals	$934,229	$818,701

The accompanying notes are an integral part of these condensed consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS

For the Three Months Ended March 31,	2012	2011
	(Unaudited)	(Unaudited)
Revenue:
SG Block sales	$421,950	$1,818,125
Engineering services	70,795	4,190
Project management	31,270	-
	524,015	1,822,315

Cost of revenue:
SG Block sales	336,795	1,675,725
Engineering services	73,128	713
Project management	19,983	-
	429,906	1,676,438

Gross profit	94,109	145,877

Operating expenses:
Payroll and related expenses	327,473	244,794
General and administrative expenses	256,866	85,264
Marketing and business development expense	19,959	63,798
Pre-project expenses	9,962	18,123
Total	614,260	411,979

Operating loss	(520,151)	(266,102)

Other income (expense):
Interest expense	(2,044)	(1,017)
Interest income	27	-
Change in fair value of warrant liabilities	10,446	-
Cancellation of trade liabilities and unpaid interest	23,153	17,498
Other income	25,000	-
Total	56,582	16,481

Net loss	$(463,569)	$(249,621)

Comprehensive loss
Foreign currency translation adjustment	(27)	-
Total comprehensive loss	$(463,596)	$(249,621)

Net loss per share - basic and diluted:
Basic and diluted	$(0.01)	$(0.01)

Weighted average shares outstanding:
Basic and diluted	39,843,839	31,764,777

The accompanying notes are an integral part of these condensed consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS' DEFICIENCY

For the Three Months Ended March 31, 2012 (Unaudited)
	$0.01 Par Value Common Stock		Additional Paid-in Capital	Accumulated Deficiency	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance - December 31, 2011	39,779,506	$397,795	$4,688,417	$(5,270,751)	$-	$(184,539)

Stock issued in private offering, net of warrant liabilities in the amount of $14,675, and closing costs in the amount of $28,642	1,463,572	14,636	454,297	-	-	468,933

Stock-based compensation	-	-	87,263	-	-	87,263

Foreign currency translation adjustment	-	-	-	-	(27)	(27)

Net loss	-	-	-	(463,569)	-	(463,569)

Balance - March 31, 2012	41,243,078	$412,431	$5,229,977	$(5,734,320)	$(27)	$(91,939)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31,	2012	2011
	(Unaudited)	(Unaudited)
Cash flows from operating expenses:
Net loss	$(463,569)	$(249,621)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	631	499
Interest income on short-term investment	(27)	-
Change in fair value of warrant liabilities	(10,446)	-
Stock-based compensation	87,263	-
Cancellation of trade liabilities and unpaid interest	(23,153)	(17,498)
Changes in operating assets and liabilities:
Accounts receivable	(163,189)	(318,082)
Costs and estimated earnings in excess of billings
on uncompleted contracts	(3,942)	-
Inventory	(53,230)	279,945
Prepaid expenses and other current assets	(1,405)	3,333
Accounts payable and accrued expenses	26,972	122,919
Accrued compensation and related costs	-	(66,068)
Accrued interest, related party	2,044	-
Accrued interest	-	1,017
Related party accounts payable and accrued expenses	9,300	8,326
Billings in excess of costs and estimated earnings
on uncompleted contracts	4,275	(1,800)
Deferred revenue	49,261	194,218
Net cash used in operating activities	(539,215)	(42,812)

Cash flows used in investing activities
Purchase of equipment	-	(2,911)
Net cash used in investing activities	-	(2,911)

Cash flows from financing activities:
Proceeds from issuances of common stock	-	1,000,000
Proceeds from issuance of common stock and warrants in private offering	433,608	-
Net cash provided by financing activities	433,608	1,000,000

Effect of exchange rate changes on cash	(27)

Net increase (decrease) in cash	(105,634)	954,277

Cash and cash equivalents - beginning of period	561,759	1,038,661

Cash and cash equivalents - end of period	$456,125	$1,992,938

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Supplemental disclosure of non-cash financing activities:
     In connection with the private offering, $50,000 was paid for a prior liability which was included in accounts payable and accrued expenses.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2012 and 2011 (Unaudited)

1.           Description of Business

SG Blocks, Inc. (the “Company”) was previously known as CDSI Holdings, Inc. (a Delaware corporation incorporated on December 29, 1993).  On November 4, 2011, the Company’s wholly-owned subsidiary was merged with and into SG Building Blocks, Inc. (“SG Building”, formerly SG Blocks Inc.) (the “Merger”), with SG Building surviving the Merger and becoming a wholly-owned subsidiary of the Company. The Merger was a reverse merge that was accounted for as a recapitalization of SG Building as SG Building is the accounting acquirer. Accordingly, the historical financial statements presented are the financial statements of SG Building.

During 2012, the Company formed SG Blocks Sistema De Constucao Brasileiro LTDA. (“SG Brazil”), a wholly owned subsidiary of the Company. The Company formed SG Brazil in order to actively explore opportunities in Brazil.

The Company is a provider of code engineered cargo shipping containers modified for use in “green” construction. The Company also provides engineering and project management services related to the use of modified containers in construction.

2.           Liquidity and Financial Condition

Since inception, the Company has generated losses from operations and the Company anticipates it will continue to generate losses from operations for the foreseeable future. As of March 31, 2012, the Company’s stockholders’ deficiency was approximately $92,000. Net cash used in operating activities was $539,215 for the three months ended March 31, 2012. Operations since inception have been funded with the proceeds from equity and debt financings and sales activity. As of March 31, 2012, the Company had cash and cash equivalents of $456,125.  As of May 8, 2012, the Company had cash and cash equivalents of approximately $356,000 and cash of $220,000 held in the Company’s private placement escrow account.

The Company has incurred additional losses subsequent to the date of this report. It is anticipated that existing capital resources will enable the Company to continue operations through at least May 31, 2013.  However, the Company will require additional capital in order to execute the long term aspects of the Company’s business plan. If the Company is unable to raise additional capital or encounters unforeseen circumstances that place constraints on its capital recourses, the Company will be required to take various measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing its business development activities or suspending the pursuit of its business plan.

The Company has identified cost reduction measures which when implemented would result in a reduction in employee headcount, reduction in base salaries to senior executives and employees, and other cost savings measures.  These actions are expected to result in annual cost savings which should start to be realized in the third quarter of 2012.   Additionally, subsequent to March 31, 2012, $73,888 of accrued compensation and related costs were forgiven by two employees of the Company.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2012 and 2011 (Unaudited)

3.           Summary of Significant Accounting Policies

Interim financial information – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles  (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements.  Results for the three month ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

The condensed consolidated financial statements and notes should be read in conjunction with the financial statements and notes for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2012.

Reclassification – Certain prior year amounts have been reclassified to conform to the current period presentation.

Basis of consolidation – The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, SG Building and SG Brazil. All intercompany balances and transactions have been eliminated.

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

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2012 and 2011 (Unaudited)

3.           Summary of Significant Accounting Policies (continued)

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

The Company offers a one-year warranty on completed contracts.  The Company has not incurred any material losses for warranties to date and nor does it anticipate incurring any material losses for warranties that are currently outstanding.  Accordingly, no warranty reserve is considered necessary for any of the periods presented.

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

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2012 and 2011 (Unaudited)

3.           Summary of Significant Accounting Policies (continued)

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

The Company has a factoring agreement in place as of March 31, 2012 and December 31, 2011. The agreement provides for the Company to receive an advance of 75% of any accounts receivable that it factors. The factoring agreement also provides for discount fees ranging from 2.5% to 7.5% of the face value of any accounts receivable factored. The factoring agreement is with recourse except in an instance where the customer is insolvent. The agreement expires January 2013, and will be automatically extended for successive periods of one year unless either party formally cancels. For the three months ended March 31, 2012 and 2011 there has been no activity with regard to this agreement.

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

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2012 and 2011 (Unaudited)

3.           Summary of Significant Accounting Policies (continued)

Financial liabilities measured at fair value on a recurring basis are summarized below:

	March 31, 2012	Quoted prices in active market for identical assets (Level l)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Warrant Liabilities	$202,700	$-	$-	$202,700

	December 31, 2011	Quoted prices in active market for identical assets (Level l)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Warrant Liabilities	$198,471	$-	$-	$198,471

Warrant liabilities are measured at fair value using the lattice pricing model and are classified within Level 3 of the valuation hierarchy.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis:

For the three months ended
March 31, 2012
Beginning balance	$198,471
Aggregate fair value of conversion option liabilities and warrants issued	14,675
Change in fair value of conversion option liabilities and warrants	(10,446)
Settlement of conversion option liabilities included in additional paid in capital	-
Ending balance	$202,700

The significant assumptions and valuation methods that the Company used to determine fair value and the change in fair value of the Company’s derivative financial instruments are discussed in Note 15 (disclosure of warrants).

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2012 and 2011 (Unaudited)

3.           Summary of Significant Accounting Policies (continued)

The Company presented the warrant liabilities at fair value on its consolidated balance sheets, with the corresponding changes in fair value recorded in the Company’s consolidated statements of operations for the applicable reporting periods. As disclosed in Note 9, the Company computed the fair value of the derivative liability at the date of issuance and the reporting dates of March 31, 2012 and December 31, 2011 using both the Black-Scholes option pricing and lattice pricing methods. The value calculated using the lattice pricing method is within 1% of the value determined under the Black-Scholes method.

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

Share-based payments – The Company accounts for share based payments in accordance with ASC 718 “Compensation - Stock Compensation,” which results in the recognition of expense under applicable GAAP and requires measurement of compensation cost for all share based payment awards at fair value on the date of grant and recognition of compensation expense over the service period for awards expected to vest. The fair value of restricted stock is determined based on the number of shares granted and the fair value of our common stock on date of grant. The recognized expense is net of expected forfeitures.

Foreign currency translation – The Company’s international subsidiary consider their local currency to be their functional currency. Assets and liabilities of the Company’s subsidiary operating in a foreign country are translated into U.S. dollars using both the exchange rate in effect at the balance sheet date or historical date, as applicable. Results of operations are translated using the average exchange rates prevailing throughout the period. The effects of exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are included in stockholders’ equity (deficiency) as a component of accumulated other comprehensive loss, while gains and losses resulting from foreign currency translations are included in operations.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2012 and 2011 (Unaudited)

3.           Summary of Significant Accounting Policies (continued)

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

With respect to receivables, concentrations of credit risk are limited to a few customers in the construction industry.  The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers other than normal lien rights.  At March 31, 2012 and December 31, 2011, 70% and 57%, respectively, of the Company’s accounts receivable were due from one customer. That customer’s balance has subsequently been received in full.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2012 and 2011 (Unaudited)

3.           Summary of Significant Accounting Policies (continued)

Revenue relating to one customer represented approximately 73% and 78% of the Company’s total revenue for the three months ended March 31, 2012 and 2011, respectively.

Costs of revenue relating to one vendor, who is a related party and disclosed in Note 18, represented approximately 67% and 27% of the Company’s total cost of revenue for the three months ended March 31, 2012 and 2011. Cost of revenue relating to two unrelated vendors represented 59% of the Company’s total cost of revenue for the three months ended March 31, 2011. The Company believes it would be able to use other vendors at reasonable comparable terms if needed.

4.           Accounts Receivable

At March 31, 2012 and December 31, 2011, the Company’s accounts receivable consisted of the following:

	2012	2011
Billed:

SG block sales	$268,015	$137,560
Engineering services	54,307	33,317
Project management	23,077	19,578
Unbilled:
Engineering services	11,125	-
Project management	-	2,880
Total gross receivables	356,524	193,335
Less: allowance for doubtful accounts	(50,015)	(50,015)
Total net receivables	$306,509	$143,320

5.           Costs and Estimated Earnings on Uncompleted Contracts

Costs and estimated earnings on uncompleted contracts consist of the following at March 31, 2012 and December 31, 2011:

	2012	2011
Costs incurred on uncompleted contracts	$343,997	$424,477
Estimated earnings	(377)	41
	343,620	424,518
Less: billings to date	(277,499)	(358,064)

	$66,121	$66,454

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2012 and 2011 (Unaudited)

5.           Costs and Estimated Earnings on Uncompleted Contracts (continued)

The above amounts are included in the accompanying balance sheets under the following captions at March 31, 2012 and December 31, 2011.

	2012	2011
Costs and estimated earnings in excess of billings on uncompleted contracts	$70,396	$66,454
Billings in excess of cost and estimated earnings on uncompleted contracts	(4,275)	-
	$66,121	$66,454

Although management believes it has established adequate procedures for estimating costs to complete on open contracts, it is at least reasonably possible that additional significant costs could occur on contracts prior to completion. The Company periodically evaluates and revises its estimates and makes adjustments when they are considered necessary.

6.           Related Party Notes Payable

On March 26, 2009, the Company entered into a $50,000 revolving credit promissory note (the “Revolver”) with Vector Group Ltd. (“Vector”), a principal stockholder of the Company. The loan bears interest at 11% per annum and is due on December 31, 2012. On January 26, 2011, the Company and Vector entered into an amendment to the Revolver increasing the amount that the Company may borrow from $50,000 to $100,000.  As of March 31, 2012 and December 31, 2011, the balance due to Vector amounted to $73,500.  As of March 31, 2012 and December 31, 2011, accrued interest related to the Revolver amounted to $14,263, and $12,219, respectively.

Interest expense for other related party notes payable amounted to $2,044 for the three months ended March 31, 2012.

7.           Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of the common shares issuable upon the exercise of stock options and warrants. Potentially dilutive common shares are excluded from the calculation if their effect is antidilutive. At March 31, 2012 there were options and warrants to purchase 7,807,500 and 1,130,907 shares of common stock, respectively, outstanding which could potentially dilute future net income (loss) per share. At March 31, 2011 there were warrants to purchase 1,044,584 shares of common stock outstanding which could potentially dilute future net income (loss) per share.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2012 and 2011 (Unaudited)

7.           Net Income (Loss) Per Share (continued)

Basic and diluted net loss per share was calculated for the three months ending March 31, 2012 and 2011 as follows:

	2012	2011
Net loss	$(463,569)	$(249,621)

Weighted average shares outstanding - basic	39,843,839	31,764,777
Dilutive effect of stock options and warrants	-	-
Weighted average shares outstanding - diluted	39,843,839	31,764,777

Net loss per share - basic and diluted	$(0.01)	$(0.01)

8.           Stockholders’ Equity

Private Placements – In March 2012, the Company issued 1,463,572 shares of its common stock at $0.35 per share through a private placement (the “March Private Placement.”) The maximum amount that could be raised through the March Private Placement is $1,000,000. As of March 31, 2012,  the Company raised $512,250 through this issuance. The Company incurred $28,642 in closing costs from the March Private Placement, and also issued warrants valued at $14,675 to Ladenburg Thalmann & Co. Inc. (“Ladenburg”) the placement agent for the March Private Placement (see Note 14).

9.           Warrants

In conjunction with a private placement in October 2010 (the “2010 Private Placement”), the Company issued warrants to Ladenburg, the placement agent for the 2010 Private Placement.  The warrants entitle Ladenburg to purchase up to a total of 1,044,584 shares of common stock, for $0.25 per share.  The warrants expire October 28, 2015.  The warrants are exercisable, at the option of the holder, at any time prior to their expiration. The fair value of warrants issued to placement agents was calculated utilizing the probability weighted binomial method.  The warrants issued to the placement agent contain provisions that make them redeemable for cash by the holder of the warrant under certain circumstances that are not within the control of the Company.  Accordingly, the fair market value of the warrants as of the date of issuance has been classified as liabilities.

At March 31, 2012 the change in fair value of the warrants of $10,446 is included in the accompanying statement of operations as other income.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2012 and 2011 (Unaudited)

9.           Warrants (continued)

In conjunction with March Private Placement, the Company issued warrants to Ladenburg in March 2012.  The warrants entitle Ladenburg to purchase up to a total of 86,323 shares of common stock, for $0.35 per share.  The warrants expire March 27, 2017. The warrants are exercisable, at the option of the holder, at any time prior to their expiration. The fair value of warrants issued to placement agents were calculated utilizing the probability weighted binomial method.  The warrants issued to the placement agent contain provisions that make them redeemable for cash by the holder of the warrant under certain circumstances that are not within the control of the Company.  Accordingly, the fair market value of the warrants as of the date of issuance has been classified as liabilities. The value of the warrants at March 31, 2012 was $14,675.

The significant assumptions which the Company used to measure the fair value of warrants at March 31, 2012 is as follows:

Stock price	$0.37
Term	3.58-4.99 Years
Volatility	50%
Risk-free interest rate	0.51%
Exercise prices	$0.25-0.35
Dividend yield	0.00%
Return	0.51-1.04%
Delta	1/12
Up ratio	1.144
Down ratio	0.857-0.858
Up transition probability	0.5000

10.           Stock Options and Grants

2011 Plan – On July 27, 2011, in connection with the Merger, the Company obtained the written consent of holders of a majority of its outstanding common stock approving the 2011 Incentive Stock Plan (the “2011 Plan”). The 2011 Plan covers up to 8,000,000 shares of common stock, and all officers, directors, employees, consultants and advisors are eligible to be granted awards under the 2011 Plan. An incentive stock option may be granted under the 2011 Plan only to a person who, at the time of the grant, is an employee of the Company or its subsidiaries. The 2011 Plan expires on July 26, 2021, and is administered by the Company’s Board. As of March 31, 2012, there were 192,500 shares of common stock available for issuance under the 2011 Plan.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2012 and 2011 (Unaudited)

10.           Stock Options and Grants (continued)

A summary of stock option activity under the 2011 Plan as of March 31, 2012 and changes during the three months then ended are presented below:

	Shares	Weighted Average Fair Value Per Share	Weighted Average Exercise Price Per Share	Weighted Average Remaining Terms (in years)	Aggregate Intrinsic Value
Outstanding – December 31, 2011	5,407,500	$0.09	$0.20
Granted	2,400,000	0.11	0.71
Exercised	-	-	-
Cancelled	-	-	-
Outstanding – March 31, 2012	7,807,500	$0.36	$0.36	9.67	$912,375
Exercisable – December 31, 2011	1,719,167	$0.09	$0.20	9.86	$307,083
Exercisable – March 31, 2012	2,519,167	$0.36	$0.36	9.67	$289,958

For the three months ended March 31, 2012, the Company recognized stock-based compensation expense of $87,263, which is included in payroll and related expenses in the accompanying statement of operations.

As of March 31, 2012, there was $512,354 of total unrecognized compensation costs related to non-vested stock options, which will be expensed over a weighted average period of 1.67 years. The intrinsic value is calculated as the difference between the fair value as of December 31, 2011 and the exercise price of each of the outstanding stock options. The fair value at March 31, 2012 and December 31, 2011 was $0.37 and $0.38, respectively as determined by using a weighted value between the income approach method, the public company market multiple method and a fair value method developed by the Company.

On January 2, 2012, the Chief Executive Officer of the Company was granted an option to purchase 2,000,000 shares of the Company’s Common Stock with an exercise price of $0.75 (“CEO Options”).  One third of the options vest upon the grant date, the second third vests on the first anniversary date of the grant date, and the remaining third vests on the second anniversary of the grant date.

On March 20, 2012, three employees of the Company were granted options to purchase a total of 215,000 shares of the Company’s Common Stock with an exercise price of $0.50. These options were granted under the same terms of the CEO Options.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2012 and 2011 (Unaudited)

10.           Stock Options and Grants (continued)

On March 21, 2012, seven employees and directors of the Company were granted options to purchase 155,000 shares of the Company’s Common Stock with an exercise price of $0.50. These options were granted under the same terms of the CEO Options.

During 2011, the Company executed a two year consulting agreement with a consultant, to act as a Senior Advisor of the Company. In consideration for the services to be performed under the agreement, the Company shall on the last business day of each month during the term, grant the consultant an option to purchase 10,000 shares of the Company’s Common Stock with an exercise price ranging from $0.45 to $0.60. The terms of these options are the same as the CEO Options. During the three months ending March 31, 2012, the consultant was granted options to purchase 30,000 shares of the Company’s Common Stock.

The fair value of the stock-based option awards granted during the three months ended March 31, 2012 was estimated at the date of grant using the Black-Scholes option valuation model with the following assumptions:

Expected dividend yield	0.00%
Expected stock volatility	50%
Risk-free interest rate	0.71 – 1.22%
Expected life	5.5 years

Because the Company does not have significant historical data on employee exercise behavior, the Company uses the “Simplified Method” to calculate the expected life of the stock-based option awards. The simplified method is calculated by averaging the vesting period and contractual term of the options.

11.           Commitments

Operating lease – The Company leases office space in New York City to conduct its business. The lease began in October 2011 and expires October 31, 2016, with rent escalations. Non-contingent rent increases are being amortized over the life of the lease on a straight line basis. The Company also had previous office space in New York City from November 2010 through September 2011. The rental expense charged to operations for the three months ended March 31, 2012 and 2011 amounted to $28,217 and $18,000, respectively. Future minimum rental payments on this lease are as follows for the years ending December 31:

2013	$111,469
2014	115,483
2015	121,312
2016	103,535
$451,799

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2012 and 2011 (Unaudited)

12.           Related Party Transactions

ConGlobal Industries, Inc. is a minority stockholder of the Company and provides containers and labor on domestic projects.  The Company recognized Cost of Goods Sold of $287,294 and $452,604 for services ConGlobal Industries, Inc. rendered during the three months ended March 31, 2012 and 2011, respectively. For the three months ended March 31, 2011 and for the year ended December 31, 2011, $27,448 and $12,628, respectively, of such expenses are included in related party accounts payable and accrued expenses in the accompanying consolidated balance sheets.

The Lawrence Group is a minority stockholder of the Company and is a building design, development and project delivery firm. For the three months ended March 31, 2012 and for the year ended December 31, 2011, $67,782 of pre-project expenses are included in related party accounts payable and accrued expenses in the accompanying consolidated balance sheets. Subsequent to March 31, 2012, this amount was converted into 40,000 shares of the Company’s Common Stock.

The Company has accrued certain reimbursable expenses of owners of the Company. Such expenses amounted to $955 and $6,474 for the three months ended March 31, 2012 and for the year ended December 31, 2011, respectively, and are included in related party accounts payable and accrued expenses in the accompanying consolidated balance sheets.

13.           Cancellation of Trade Liabilities and Unpaid Interest

For the three months ended March 31, 2012 and 2011, the Company recognized debt forgiveness income of $23,153 and $17,498, respectively, as shown on the accompanying statements of operations, which represents forgiveness of trade accounts payable resulting from settlement agreements with vendors.

14.           Subsequent Events

Subsequent to March 31, 2012, $73,888 of accrued compensation and related costs were forgiven by two employees of the Company.

Subsequent to March 31, 2012, the Company’s private placement escrow account received and is holding (pending a subsequent closing) additional proceeds of $220,000.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction and Certain Cautionary Statements

The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with our condensed consolidated financial statements and related notes and schedules included elsewhere in this Quarterly Report on Form 10-Q. The unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with our audited consolidated financial statements and notes for the year ended December 31, 2011, which were included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.  This discussion contains forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those discussed below.  Factors that could cause or contribute to such differences include, but are not limited to, intensified competition and/or operating problems in its operating business projects and their impact on revenues and profit margins or additional factors, and those discussed in Part II, Item 1A “Risk Factors” and elsewhere this Quarterly Report on Form 10-Q.  In addition, certain information presented below is based on unaudited financial information. There can be no assurance that there will not be changes to this information once audited financial information is available.

Organization

On July 27, 2011, the Company entered into the Merger Agreement (the “Merger Agreement”) by and among CDSI Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“CDSI Merger Sub”), SG Building, Inc., a Delaware corporation (known as SG Blocks, Inc. prior to the Merger) (“SG Building”), and certain stockholders of SG Building. The Merger Agreement provides for the merger of CDSI Merger Sub with and into SG Building, with SG Building surviving the Merger and becoming a wholly-owned subsidiary of the Company (the “Merger”). Upon consummation of the Merger on November 4, 2011, SG Building became the principal operating business of the Company and the Company was renamed SG Blocks, Inc. The Merger was a reverse merger that is being accounted for as a recapitalization of SG Building, and accordingly SG Building is deemed to be the accounting acquirer.

The following summaries of the Merger and related transactions, the Merger Agreement and the other agreements entered into by the parties are qualified in their entirety by reference to the text of the applicable agreements.

On November 4, 2011, pursuant to the terms of the Merger Agreement, the Merger was consummated and CDSI Merger Sub was merged with and into SG Building, with SG Building surviving the Merger and becoming a wholly-owned subsidiary, and only operating business of the Company. In connection with the Merger, (i) each of the 1,786,000 shares of SG Building common stock which were outstanding immediately prior to the effective date of the Merger were exchanged for 20.1851851852 shares of the Company’s common stock and (ii) each of the 51,750 outstanding SG Building warrants were cancelled and substituted with Company warrants of a similar tenor to purchase an aggregate of 1,044,584 shares of the Company’s common stock. Also, in connection with the Merger, 408,750 shares of the Company’s common stock were issued for services related to the Merger.

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
	39,729,506

In connection with the Merger Agreement, the Company entered into an escrow agreement with former shareholders of SG Building in order to provide for any payment to which the Company may be entitled with respect to post-closing rights to indemnification under the Merger Agreement. Under the terms of the escrow agreement, the former stockholders of SG Building placed in escrow (with an independent escrow agent) a total of 817,500 shares of common stock received by them in the Merger. Such shares of common stock held in escrow were the Company’s sole remedy for rights to indemnification under the Merger Agreement. No claims for indemnification were asserted by the Company within the escrow period, and accordingly the escrowed shares were released from escrow in April 2012.

General

SG Building, our wholly-owned subsidiary, offers the construction industry a safer, greener, faster, longer lasting and more economical alternative to conventional construction methods. SG Building redesigns, repurposes, and converts heavy-gauge steel cargo shipping containers into safe green building blocks for commercial, industrial, and residential building construction.

SG Building is a provider of code engineered cargo shipping containers that it modifies and delivers to meet the growing demand for safe and green construction. Rather than consuming new steel and lumber, SG Building capitalizes on the structural engineering and design parameters a shipping container must meet and repurposes them for use in building.

Results of Operations

Three Months Ended March 31, 2012 and 2011:

Three Months Ended March 31:

	2012	2011	Change
Loss from operations	(520,151)	(266,102)	(254,049)
Other income (expenses):	56,582	16,481	40,101
Net Loss	(463,569)	(249,621)	(213,948)

Revenue

Revenue for the three months ended March 31, 2012 was $524,015 compared to $1,822,315 for the three months ended March 31, 2011. This decrease of $1,298,300 results mainly from a block “green steel” sale to one customer in the amount of $1,425,000 being recognized during the three months ended March 31, 2011.

Cost of Revenue and Gross Profit

Cost of revenue decreased by $1,246,532 to $429,906 for the three months ended March 31, 2012 from $1,676,438 for the three months ended March 31, 2011. The decrease in cost or revenue results primarily from $1,361,197 of block “green steel” costs being recognized for one customer during the three months ended March 31, 2011. Gross profit decreased to $94,109 for the three months ended March 31, 2012 compared to $145,877 for the three months ended March 31, 2011. The decrease of $51,768 resulted from a large decrease in sales during the three months ended March 31, 2012 combined with an increase in gross profit percentage from 8% for the three months ended March 31, 2011 to 18% for the three months ended March 31, 2012. The increase in gross profit percentage resulted primarily from a block “green steel” job in the amount of $1,425,000 which was completed at a gross profit percentage of 4% during the three months ended March 31, 2011.

Payroll and Related Expense

Payroll and related expense for the three months ended March 31, 2012 was $327,473 compared to $244,794 for the three months ended March 31, 2011. The increase of $82,679 principally results from recognition of stock compensation expense for stock options granted during the period.

Other Operating Expenses

Other operating expense for the three months ended March 31, 2012 was $286,787 compared to $167,185 for the three months ended March 31, 2011. The increase of $119,602 results from an increase of approximately $148,000 in consulting and professional fees and a decrease of approximately $44,000 in marketing and business development expenses. The Company incurred additional consulting and professional fees during 2012 due to the increased costs related to various compliance and filing requirements from becoming a public company.  The decrease in marketing and business development expenses resulted from a decrease in sales during the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

Interest Expense

Interest expense for the three months ended March 31, 2012 was $2,044 compared to $1,017 for the three months ended March 31, 2011.

Other income (expense)

During the three months ended March 31, 2012 and 2011 there was other income recognized from a cancellation of trade liabilities and accrued interest of $23,153 and $17,498, respectively. Additionally during the three months ended March 31, 2012 there was other income of $10,446 recognized due to a change in fair value of financial instruments.

Also during the three months ended March 31, 2012 there was other income of $25,000 recognized from insurance proceeds in relation to a damaged shipping container home from a prior year.

Income Tax Provision

A 100% valuation allowance was provided against the deferred tax asset consisting of available net operating loss carry forwards and accordingly no income tax benefit was provided.

Impact of Inflation

The impact of inflation upon the Company’s revenue and income/(loss) from continuing operations during each of the past two fiscal years has not been material to its financial position or results of operations for those years because the Company does not maintain any inventories whose costs are affected by inflation.

Liquidity and Capital Resources

Since SG Building’s inception in 2008, SG Building has generated losses from operations and the Company anticipates that it will continue to generate losses from operations for the foreseeable future. As of March 31, 2012 and December 31, 2011, the Company’s stockholders’ deficiency was approximately $92,000 and $185,000, respectively.  The Company’s net loss from operations for the three months ended March 31, 2012 was $520,151.  Net cash used in operating activities was $539,215 for the three months ended March 31, 2012. Operations since inception have been funded with the proceeds from equity and debt financings and sales activity.  As of March 31, 2012, we had cash and cash equivalents of $456,125. We anticipate that our existing capital resources will enable us to continue operations through at least May 31, 2013.

The Company incurred a net loss of $463,569 for the three months ended March 31, 2012. SG Building’s cash balance as of March 31, 2012 was $456,125 and the Company had working capital as of that date of ($99,366). Subsequent to March 31, 2012, the Company settled and was forgiven debt in the amount of $141,670 which is a positive contribution to working capital.

Since inception, SG Building has funded its operations and working capital needs primarily with proceeds from equity and debt financings and sales activity. During 2011, prior to the Merger, SG Building generated net cash proceeds of $1,200,000 from the issuance of common stock and also repaid $41,247 of outstanding notes payable.  During the three months ended March 31, 2012, the Company generated net cash proceeds of $433,608 from the issuance of common stock in connection with the March Private Placement (described below).

During the first fiscal quarter of 2012, the Company engaged Ladenburg Thalmann & Co. Inc. (“Ladenburg”) as its placement agent to conduct a best efforts private placement of the Company’s common stock at a valuation of $0.35 per share (the “March Private Placement”). The minimum amount to be raised in this private placement is $500,000 and the maximum amount to be raised is $1,000,000. The proceeds from this offering will be used to support the Company’s business growth and for general working capital requirements.  On March 28, 2012, we received net proceeds of $433,608 from the March Private Placement.  We incurred $28,642 of closing costs and also $50,000 of outstanding accounts payable was settled in conjunction with the March Private Placement.  We issued 1,463,572 shares of our common stock in connection with this offering as of March 31, 2012.

The Company has incurred additional losses subsequent to March 31, 2012.  As of May 8, 2012, the Company had cash and cash equivalents of approximately $356,000 and cash of $220,000 held in the Company’s private placement escrow account.

Based on the recent progress SG Building made in the execution of its business plan, the Company believes that its currently available cash, which includes funds it expects to generate from operations, will enable it to operate its business through at least May 31, 2013.  However, the Company will require additional capital in order to execute the longer term aspects of its business plan. If the Company is unable to raise additional capital or encounters unforeseen circumstances that place constraints on its capital resources, the Company will be required to take various measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing its business development activities or suspending the pursuit of its business plan. The Company cannot provide any assurance that it will raise additional capital. The Company has not secured any commitments for new financing at this time, nor can it provide any assurance that new financing will be available to it on acceptable terms, if at all.

The Company has identified cost reduction measures which when implemented would result in a reduction in employee headcount, reduction in base salaries to senior executives and employees, and other cost savings measures.  These actions are expected to result in annual cost savings which should start to be realized in the third quarter of 2012.   Additionally, subsequent to March 31, 2012, $73,888 of accrued compensation and related costs were forgiven by two employees of the Company.

Off –Balance Sheet Arrangements

As of March 31, 2012 and December 31, 2011, the Company had no material off-balance sheet arrangements other than operating leases to which SG Building is a party.

In the ordinary course of business, SG Building enters into agreements with third parties that include indemnification provisions which, in its judgment, are normal and customary for companies in its industry sector. These agreements are typically with consultants and certain vendors. Pursuant to these agreements, SG Building generally agrees to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to actions taken or omitted by SG Building. The maximum potential amount of future payments SG Building could be required to make under these indemnification provisions is unlimited. SG Building has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, the Company has no liabilities recorded for these provisions as of March 31, 2012.

Critical Accounting Estimates and New Accounting Pronouncements

Critical Accounting Estimates

Our condensed consolidated financial statements have been prepared with generally accepted accounting principles in the United States (“GAAP”), which require management to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that management believes to be reasonable. Actual results may differ from those estimates. Critical accounting policies represent the areas where more significant judgments and estimates are used in the preparation of our condensed consolidated financial statements. A discussion of such critical accounting policies, which include share-based payments, derivative instruments, and revenue recognition can be found in our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no material changes to the policies noted above as of the Quarterly Report on Form 10-Q for the period ended March 31, 2012.

Related Party Transactions

ConGlobal Industries, Inc. is a minority stockholder of the Company and provides containers and labor on domestic projects.  The Company recognized Cost of Goods Sold of $287,294 and $452,604, for services ConGlobal Industries, Inc. rendered during the three months ended March 31, 2012 and 2011, respectively. For the three months ended March 31, 2011 and for the year ended December 31, 2011, $27,448 and $12,628, respectively, of such expenses are included in related party accounts payable and accrued expenses in the accompanying consolidated balance sheets.

The Lawrence Group is a minority stockholder of the Company and is a building design, development and project delivery firm. For the three months ended March 31, 2012 and for the year ended December 31, 2011, $67,782 of pre-project expenses are included in related party accounts payable and accrued expenses in the accompanying consolidated balance sheets. Subsequent to March 31, 2012, this amount was converted into 40,000 shares of the Company’s Common Stock.

The Company has accrued certain reimbursable expenses of owners of the Company. Such expenses amounted to $955 and $6,474 for the three months ended March 31, 2012 and for the year ended December 31, 2011, respectively, and are included in related party accounts payable and accrued expenses in the accompanying consolidated balance sheets.

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

On March 26, 2009, the Company entered into a $50,000 Revolving Credit Promissory Note (the “Revolver”) with Vector due December 31, 2012.  The loan bears interest at 11% per year.  There was a balance $37,500 outstanding under the Revolver at December 31, 2010.  On January 26, 2011, the Company and Vector entered into an amendment to the Revolver increasing the amount that it may borrow thereunder from $50,000 to $100,000.  As of March 31, 2012, the Revolver had $73,500 of principal and $14,263 of interest outstanding.

As a pre-Merger stockholder of SG Building and now a stockholder of the Company, Vector received 2,018,519 shares of Company common stock in exchange for the SG Building common stock it held at the time of the Merger.  Messrs. Lampen and Kirkland are each executive officers of Vector.

Transactions with Ladenburg

During the first fiscal quarter of 2012, the Company engaged Ladenburg as its placement agent to conduct a best efforts private placement of the Company’s common stock at a valuation of $0.35 per share (the March Private Placement). The minimum amount to be raised in March Private Placement is $500,000 and the maximum amount to be raised is $1,000,000.  In connection with the March Private Placement, Ladenburg has and will received compensation based on the following components: (a) a cash commission equal to 6% of the aggregate purchase price of the shares sold to all investors at each closing (or a lesser percentage with respect to certain investors, as agreed upon between the Ladenburg and the Company) and will be issued a five-year warrant to purchase shares of Common Stock of the Company equal to nine percent (9%) of the total number of shares sold to all investors at such closing (or a lesser percentage in the event certain investors invest, as agreed upon between Ladenburg and the Company), (b) the shares of Common Stock underlying the warrants issued to the Ladenburg will have the same registration rights as the investors with respect to their shares and (c) at the initial closing, the Company reimbursed Ladenburg for its reasonable expenses incurred in connection with the offering.  On March 28, 2012, we received net proceeds of $433,608 from the private placement.  Subsequent to March 31, 2012, the Company’s private placement escrow account received and is holding (pending a subsequent closing) additional proceeds of $220,000.

Mr. Lampen is the president and chief executive officer of Ladenburg’s parent company.  Additionally, Vector, beneficially owns approximately 8% of the Ladenburg Thalmann Financial Services Inc., the parent company and sole owner of Ladenburg.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

(a) Disclosure Controls and Procedures.

Management, with the participation of our Principal Executive Officer and Principal Financial Officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms and (ii) is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Notwithstanding the conclusion that our disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report, the Principal Executive Officer and the Principal Financial Officer believe that the condensed consolidated financial statements and other information contained in this Quarterly Report present fairly, in all material respects, our business, financial condition and results of operations.

Our management, including our Principal Executive Officer and Principal Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

In connection with the audit of our fiscal 2011 consolidated financial statements, our independent auditors identified certain significant deficiencies that together constitute a material weakness in our disclosure controls and procedures. These significant deficiencies primarily relate to our (i) difficulty in generating data in a form and format that facilitates the timely analysis of information needed to produce accurate financial reports, (ii) difficulty in applying complex accounting and financial reporting and disclosure rules required under GAAP and the SEC reporting regulations, and (iii) limited segregation of duties.  These significant deficiencies together constitute a material weakness in our disclosure controls and procedures.

During the year ended December 31, 2011 and subsequent interim period, we have taken certain steps in an effort to correct these material weaknesses, including hiring of a Chief Financial Officer who has significant experience with publicly held companies.  Although this is an important step towards improving the application of complex accounting principles, the preparation of financial reports and the segregation of duties, additional time is still required to fully implement additional internal controls procedures and test their operating effectiveness before we can definitively conclude that we have remediated our deficiencies.  Because these remediation steps have not yet been completed, we have performed additional analyses and other procedures to ensure that our consolidated financial statements contained in this Quarterly Report were prepared in accordance with GAAP and applicable SEC regulations.

We believe that our weaknesses in internal control over financial reporting and our disclosure controls relate in part to the fact that prior to the Merger, SG Building was a small, privately-held company and was not subject to public company disclosure requirements, including the requirement to report on internal control over financial reporting in compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and Item 308 of Regulation S-K.  Because the Merger closed near the end of the fiscal year, our internal controls are still in a state of transition as we work diligently to integrate and assimilate all of our operations and work to remedy the significant deficiencies that together constitute a material weakness in our internal control over financial reporting.

(b) Changes in Internal Control over Financial Reporting

Notwithstanding our remedial actions and integration of our financial reporting systems following the Merger, there was no change in our internal control over financial reporting that occurred during the first quarter of 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk.  You should carefully consider the risks and uncertainties described below before making an investment decision.  If any of the following risks or uncertainties occur, our business, prospects, financial condition or operating results could be materially adversely affected, the trading price of our common stock could decline, and you may lose all or part of your investment.  In assessing the risks described below, you should also refer to the other information contained in this Quarterly Report on Form 10-Q, including our consolidated financial statements and the related notes and schedules, before deciding to purchase any shares of our common stock.

Risks Relating to the Company

If we are not successful in our efforts to increase sales or raise capital, we will experience a shortfall in cash over the next twelve months and our ability to raise capital may be limited.

As of March 31, 2012 and December 31, 2011, SG Building, our wholly-owned subsidiary and only operating business, had cash and cash equivalents of $456,125 and $564,759, respectively.  However, over the fiscal quarter ended March 31, 2012 and fiscal year ended December 31, 2011, we had a net loss of $463,569 and $1,909,575, respectively.  We incurred additional losses during the quarter ended March 31, 2012.  If we are not successful with our marketing efforts to increase sales, we will experience a shortfall in cash over the next twelve months.  If necessary, we will implement a plan to fund such a deficit which could include, among other things, reducing operating expenses in an amount sufficient to operate the business for a reasonable period of time.  We recently received net proceeds of $433,608 from a private placement.  We may also seek to obtain debt or additional equity financing to address any shortfalls in our cash.  The type, timing and terms of the financing we may select will depend on, among other things, our cash needs, the availability of other financing sources and prevailing conditions in the financial markets.  However, there can be no assurance that we would be able to secure additional funds if needed and that if such funds are available, whether the terms or conditions would be acceptable to us.  In such case, the further reduction in operating expenses might need to be substantial in order for us to ensure enough liquidity to sustain our operations.  It will also be difficult for us to make any acquisitions unless we can raise additional capital.  Any financing would be dilutive to our stockholders.

The Company has identified cost reduction measures which when implemented would result in a reduction in employee headcount, reduction in base salaries to senior executives and employees, and other cost savings measures.  These actions are expected to result in annual cost savings which should start to be realized in the third quarter of 2012.   Additionally, subsequent to March 31, 2012, $73,888 of accrued compensation and related costs were forgiven by two employees of the Company.

We have incurred net losses in certain prior periods and there can be no assurance that we will generate income in the future.

Our ability to achieve profitability will depend upon our ability to generate and sustain substantially increased revenues.  We may incur operating losses in the future as we execute our growth strategy.  We intend to make significant expenditures related to marketing, expansion of our website, hiring of additional personnel, and development of our technology and infrastructure.  Although SG Building generated revenue from continuing operations during the fiscal year ended December 31, 2010 and the fiscal year ended December 31, 2011, it has incurred net losses of $1,247,644 and $1,909,575, respectively, during such periods.  For the fiscal year ended December 31, 2010 and the fiscal year ended December 31, 2011, we (prior to giving effect to the Merger of CDSI Merger Sub with and into SG Building (formerly SG Blocks, Inc.)) incurred net losses of $35,204 and $118,460, respectively, during such periods.  Over the fiscal quarter ended March 31, 2012, we had a net loss of $463,569.  The likelihood that we will generate net income in the future must be considered in light of the difficulties facing the construction and construction management industries as a whole, economic conditions, the competitive environment in which we operate and the other risks and uncertainties discussed in this Quarterly Report on Form 10-Q.  Our operating results for future periods are subject to numerous uncertainties, and it may not achieve sufficient revenues to sustain or increase profitability on a quarterly or annual basis.

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

We rely on ConGlobal to supply us with containers and other resources used in our business and if this relationship were to unexpectedly end, or if the ConGlobal Agreement were to be unexpectedly terminated, such event could have a negative impact on our business while our alternate sources of supply are being implemented.

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

We can be adversely affected by failures of persons who act on our behalf to comply with applicable regulations and guidelines.

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

As of March 31, 2012, there are outstanding Warrants to purchase 1,130,907 shares of common stock and options to purchase 7,807,500 shares of common stock.  The options were granted under our 2011 Incentive Stock Plan.  The exercise of such outstanding warrants and options would dilute the then-existing stockholders’ percentage ownership of the Company’s stock, and any sales in the public market of common stock underlying such securities could adversely affect prevailing market prices for the common stock.  Moreover, the terms upon which the Company would be able to obtain additional equity capital could be adversely affected since the holders of such securities can be expected to exercise them at a time when the Company would, in all likelihood, be able to obtain any needed capital on terms more favorable to the Company than those provided by such securities.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the first fiscal quarter of 2012, the Company conducted a best efforts private placement of the Company’s common stock at a valuation of $0.35 per share (the March Private Placement). On March 28, 2012, we received net proceeds of $433,608 from the private placement.  We issued 1,463,572 shares of our common stock in connection with this offering.  The proceeds from this offering will be used to support the Company’s business growth and for general working capital requirements.  As additional consideration for services by Ladenburg, the placement agent in the March Private Placement, the Company issued warrants to purchase 86,323 shares of our common stock for $0.35 per share to Ladenburg (the “March Warrants”).  The March Warrants expire on March 27, 2017.  The March Warrants have registration rights and contain redemption provisions that make them redeemable for cash by the holder of the warrant under certain circumstances that are not within the control of the Company.   The Warrants are governed by the terms of a Warrant Agreement between the Company the Ladenburg.  The warrants are exercisable, at the option of the holder, at any time prior to their expiration.  The issuance of the shares and March Warrants in March Private Placement was exempt from the registration requirements under the Securities Act, pursuant to Section 4(2) thereof, because the transaction did not involve a public offering.

During the first fiscal quarter of 2012, the Company issued the following options to purchase the Company’s common stock to consultants, directors, officers and employees of the Company:

Recipient	Date	Exercise Price	Amount
Paul Galvin - CEO and Director (1)(2)	01/02/2012	$0.75	2,000,000
Stevan Armstrong - President, COO and Director (1)(3)	03/20/2012	$0.50	20,000
Joseph Tacopina - Director (1)(3)	03/20/2012	$0.50	20,000
J Bryant Kirkland III - Director (1)(4)	03/20/2012	$0.50	25,000
J. Scott Magrane - Director (1)(4)	03/20/2012	$0.50	25,000
Christopher Melton - Director (1)(4)	03/20/2012	$0.50	25,000
Richard Lampen- Director(1)(3)	03/20/2012	$0.50	20,000
Jennifer Strumingher - Chief Administrative Officer(1)(3)	03/20/2012	$0.50	20,000
Edmund P. Giambastiani, Jr. - Consultant(1)	01/31/2012	$0.60	10,000
	02/29/2012	$0.60	10,000
	03/30/2012	$0.45	10,000
Andrea Dart - Employee(1)	03/20/2012	$0.50	5,000
David Claghorn - Employee(1)	03/20/2012	$0.50	10,000
James Southard - Employee(1)	03/20/2012	$0.50	200,000

TOTAL			2,400,000

All the options were awarded pursuant to the Issuer's 2011 Incentive Stock Plan. One third of the options vest upon grant, the second third vests on the first anniversary of the grant date, and the remaining third vests on the second anniversary of the grant date.  The aggregate number of such options granted to consultants is 30,000 options.  The aggregate number of such options granted to the Company’s directors, officers and employees 2,370,000 options.  The issuance of such options was exempt from the registration requirements under the Securities Act, pursuant to Section 4(2) thereof, because the transaction did not involve a public offering.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

See “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds" regarding the unregistered sale of equity securities, which is incorporated herein by reference.

Item 6. Exhibits

31.2+	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS#+	XBRL Instance Document.
101.SCH#+	XBRL Taxonomy Extension Schema Document.
101.CAL#+	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF#+	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB#+	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE#+	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Transmitted herewith.

#
This exhibit will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or Securities Exchange Act, except to the extent that the Company specifically incorporates it by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SG BLOCKS, INC.
(Registrant)

Date: May 14, 2012	By: /s/Brian Wasserman
Brian Wasserman
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Chief Accounting Officer