Form 10-Q
period 2012-06-30
SG BLOCKS, INC.
filed 2012-08-20
CIK 1023994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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
Yes ☐ No ☒

As of August 20, 2012, there were 41,985,950 shares of the registrant’s common stock, $0.01 par value, outstanding.

SG BLOCKS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

SG BLOCKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31,
	(Unaudited)	2011
Assets

Current assets:
Cash and cash equivalents	$401,760	$561,759
Short-term investment	39,178	39,110
Accounts receivable, net	293,846	143,320
Costs and estimated earnings in excess of billings on uncompleted contracts	8,789	66,454
Prepaid expenses and other current assets	1,405	-
Total current assets	744,978	810,643

Equipment, net	6,797	8,058

Totals	$751,775	$818,701

Liabilities and Stockholders’ Deficiency

Current liabilities:
Accounts payable and accrued expenses	$494,782	$558,277
Accrued compensation and related costs	-	73,888
Accrued interest, related party	16,306	12,219
Related party accounts payable and accrued expenses	2,768	86,885
Related party notes payable	73,500	73,500
Billings in excess of costs and estimated earnings on uncompleted contracts	1,714	-
Warrant liabilities	184,537	198,471
Total current liabilities	773,607	1,003,240

Commitments

Stockholders’ deficiency:
Preferred stock, $0.01 par value, 5,000,000 shares authorized; 0 issued and outstanding at June 30, 2012 and December 31, 2011	-	-
Common stock, $0.01 par value, 100,000,000 shares authorized; 41,985,950 issued and outstanding at June 30, 2012, 39,779,506 issued and outstanding at December 31, 2011	419,860	397,795
Additional paid-in capital	5,760,460	4,688,417
Accumulated deficiency	(6,201,518)	(5,270,751)
Accumulated other comprehensive loss	(634)	-
Total stockholders’ deficiency	(21,832)	(184,539)

Totals	$751,775	$818,701
The accompanying notes are an integral part of these condensed consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue:
SG Block sales	$482,893	$705,474	$904,843	$2,523,599
Engineering services	523,959	-	594,754	4,190
Project management	76,203	64,894	107,473	64,894
	1,083,055	770,368	1,607,070	2,592,683

Cost of revenue:
SG Block sales	349,974	502,971	686,769	2,178,696
Engineering services	430,522	-	503,650	713
Project management	77,476	37,904	97,459	37,904
	857,972	540,875	1,287,878	2,217,313

Gross profit	225,083	229,493	319,192	375,370

Operating expenses:
Payroll and related expenses	387,417	223,803	714,890	468,597
General and administrative expenses	279,152	226,273	536,018	311,537
Marketing and business development expense	33,100	101,802	53,059	165,600
Pre-project expenses	12,431	27,042	22,393	45,165
Total	712,100	578,920	1,326,360	990,899

Operating loss	(487,017)	(349,427)	(1,007,168)	(615,529)

Other income (expense):
Interest expense	(2,043)	(1,017)	(4,087)	(2,034)
Interest income	41	27	68	27
Change in fair value of warrant liabilities	22,618	1,929	33,064	1,929
Cancellation of trade liabilities and unpaid interest	8,294	13,000	31,447	30,498
Other income	-	-	25,000	-
Total	28,910	13,939	85,492	30,420

Loss before income taxes	(458,107)	(335,488)	(921,676)	(585,109)

Income tax expense	9,091	-	9,091	-

Net loss	$(467,198)	$(335,488)	$(930,767)	$(585,109)

Comprehensive loss
Foreign currency translation adjustment	(607)	-	(634)	-
Total comprehensive loss	$(467,805)	$(335,488)	$(931,401)	$(585,109)

Net loss per share - basic and diluted:
Basic and diluted	$(.01)	$(.01)	$(.02)	$(.02)

Weighted average shares outstanding:
Basic and diluted	41,570,600	35,291,626	40,709,019	33,538,768

The accompanying notes are an integral part of these condensed consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES
IN STOCKHOLDERS' DEFICIENCY

For the Six Months Ended June 30, 2012 (Unaudited)

	$0.01 Par Value Common Stock		Additional Paid-in Capital	Accumulated Deficiency	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance - December 31, 2011	39,779,506	$397,795	$4,688,417	$(5,270,751)	$-	$(184,539)

Stock issued in private offering, net of warrant liabilities in the amount of $19,130, and closing costs in the amount of $36,072	2,166,444	21,665	681,388	-	-	703,053

Stock-based compensation	-	-	249,385	-	-	249,385

Issuance of common stock issued
for settlement of related party
accounts payable	40,000	400	67,382	-	-	67,782

Forgiveness of related party accrued compensation	-	-	73,888	-	-	73,888

Foreign currency translation adjustment	-	-	-	-	(634)	(634)

Net loss	-	-	-	(930,767)	-	(930,767)

Balance - June 30, 2012	41,985,950	$419,860	$5,760,460	$(6,201,518)	$(634)	$(21,832)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30,	2012	2011
	(Unaudited)	(Unaudited)
Cash flows from operating expenses:
Net loss	$(930,767)	$(585,109)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,261	1,048
Interest income on short-term investment	(68)	-
Change in fair value of warrant liabilities	(33,064)	(1,929)
Stock-based compensation	249,385	-
Bad debts expense	53,111	-
Cancellation of trade liabilities and unpaid interest	(31,447)	(30,498)
Changes in operating assets and liabilities:
Accounts receivable	(203,637)	19,072
Costs and estimated earnings in excess of billings
on uncompleted contracts	57,665	-
Inventory	-	31,227
Prepaid expenses and other current assets	(1,405)	16,667
Accounts payable and accrued expenses	47,952	(163,800)
Accrued compensation and related costs	-	(140,310)
Accrued interest, related party	4,087	-
Accrued interest	-	2,034
Related party accounts payable and accrued expenses	(16,335)	(22,254)
Billings in excess of costs and estimated earnings
on uncompleted contracts	1,714	(1,800)
Deferred revenue	-	184,709
Net cash used in operating activities	(801,548)	(690,943)

Cash flows used in investing activities
Purchase of equipment	-	(4,720)
Net cash used in investing activities	-	(4,720)

Cash flows from financing activities:
Proceeds from issuances of common stock	-	1,200,000
Proceeds from issuance of common stock and warrants in private offering	642,183	-
Net cash provided by financing activities	642,183	1,200,000

Effect of exchange rate changes on cash	(634)	-

Net increase (decrease) in cash	(159,999)	504,337

Cash and cash equivalents - beginning of period	561,759	1,038,661

Cash and cash equivalents - end of period	401,760	$1,542,998

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-

Supplemental disclosure of non-cash financing activities:
In connection with the private offering, $80,000 was paid for a prior liability which was included in accounts payable and accrued expenses.

Issuance of common stock for settlement of debt	$67,782	$10,000

Forgiveness of related party accrued compensation	$73,888	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2012 and 2011 (Unaudited)

1.           Description of Business

SG Blocks, Inc. (the “Company”) was previously known as CDSI Holdings, Inc. (a Delaware corporation incorporated on December 29, 1993).  On November 4, 2011, the Company’s wholly-owned subsidiary was merged with and into SG Building Blocks, Inc. (“SG Building”, formerly SG Blocks Inc.) (the “Merger”), with SG Building surviving the Merger and becoming a wholly-owned subsidiary of the Company. The Merger was a reverse merger that was accounted for as a recapitalization of SG Building as SG Building is the accounting acquirer. Accordingly, the historical financial statements presented are the financial statements of SG Building.

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

2.           Liquidity and Financial Condition

Through June 30, 2012, the Company has incurred an accumulated deficiency since inception of $6,201,518.  At June 30, 2012, the Company had a cash balance of $401,760. At August 20, 2012, the Company had a cash balance of approximately $386,000.

Since the Company’s inception, it has generated revenues from SG Block sales, engineering services, and project management.

The Company expects that through the next 10 to 16 months, the capital requirements to fund the Company’s growth and to cover the operating costs of a public company will consume substantially all of the cash flows that it expects to generate from its operations, as well as from the proceeds of intended issuances of debt and equity securities. The Company further believes that during this period, while the Company is focusing on the growth and expansion of its business, the gross profit that it expects to generate from operations will not generate sufficient funds to cover anticipated operating costs. Accordingly, the Company requires external funding to sustain operations and to follow through on the execution of its business plan. However, there can be no assurance that the Company’s plans  will materialize and/or that the Company will be successful in funding estimated cash shortfalls through additional debt or equity capital and through the cash generated by the Company’s operations. Given these conditions, the Company’s ability to continue as a going concern is contingent upon it being able to secure an adequate amount of debt or equity capital to enable it to meet its cash requirements. In addition, the Company’s ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrants into established markets, the competitive environment in which the Company operates and the current capital raising environment.

Since inception, the Company’s operations have primarily been funded through proceeds from equity and debt financings and sales activity. Although management believes that the Company has access to capital resources, there are currently no commitments in place for new financing at this time, and there is no assurance that the Company will be able to obtain funds on commercially acceptable terms, if at all.

During the six months ended June 30, 2012, the Company raised $642,183 in net new funds through the issuance of common stock in conjunction with the March private Placement. The proceeds from these issuances were used to fund the Company’s operations and working capital needs. (See Note 8)

The Company intends to raise additional funds during the years 2012 and 2013 through a private placement of its common stock. The additional capital would be used to fund the Company’s operations, including the costs that it expects to incur as a public company. The current level of cash and operating margins is not enough to cover the existing fixed and variable obligations of the Company, so increased revenue performance and the addition of capital through issuances of securities are critical to the Company’s success. Should the Company not be able to raise additional capital through a private placement or some other financing source, the Company would take one or more of the following actions to conserve cash: reduction in employee headcount, reduction in base salaries to senior executives and employees, and other cost reduction measures. Assuming that the Company is successful in its growth plans and development efforts, the Company believes that it will be able to raise additional funds through sales of its stock. There is no guarantee that the Company will be able to raise such additional funds on acceptable terms, if at all.

These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

The Company’s financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should it be unable to continue as a going concern.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2012 and 2011 (Unaudited)

3.            Summary of Significant Accounting Policies

Interim financial information – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. Results for the six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

The condensed consolidated financial statements and notes should be read in conjunction with the financial statements and notes for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2012.

Reclassification – Certain prior period amounts have been reclassified to conform to the current period presentation.

Basis of consolidation – The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, SG Building and SG Brazil. All intercompany balances and transactions have been eliminated.

Accounting estimates – The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.  Significant areas which require the Company to make estimates include revenue recognition, stock-based compensation, warrant liabilities and allowance for doubtful accounts.  Actual results could differ from those estimates.

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

For the Six Months Ended June 30, 2012 and 2011 (Unaudited)

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

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2012 and 2011 (Unaudited)

3.           Summary of Significant Accounting Policies (continued)

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

The Company has a factoring agreement in place as of June 30, 2012 and December 31, 2011. The agreement provides for the Company to receive an advance of 75% of any accounts receivable that it factors. On August 13, 2012, the factoring agreement was increased for up to $1,000,000 for credit worthy retail clients. The factoring agreement also provides for discount fees ranging from 2.5% to 7.5% of the face value of any accounts receivable factored. The factoring agreement is with recourse except in an instance which the customer is insolvent. The agreement expires January 2013, and will be automatically extended for successive periods of one year unless either party formally cancels. For the six months ended June 30, 2012 and 2011 there has been no activity with regard to this agreement.

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

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2012 and 2011 (Unaudited)

3.           Summary of Significant Accounting Policies (continued)

The Company uses three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities
Level 2	Quoted prices for similar assets and liabilities in active markets or inputs that are observable.
Level 3	Inputs that are unobservable (for example, cash flow modeling inputs based on assumptions).

Financial liabilities measured at fair value on a recurring basis are summarized below:

	June 30, 2012	Quoted prices in active market for identical assets (Level l)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Warrant Liabilities	$184,537	$-	$-	$184,537

	December 31, 2011	Quoted prices in active market for identical assets (Level l)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Warrant Liabilities	$198,471	$-	$-	$198,471

Warrant liabilities are measured at fair value using the lattice pricing model and are classified within Level 3 of the valuation hierarchy. For fair value measurements categorized within Level 3 of the fair value hierarchy, the Company’s Chief Financial Officer, who reports to the Chief Executive Officer, determine its valuation policies and procedures. The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s Chief Financial Officer and are approved by the Chief Executive Officer.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis:

	For the six months ended June 30, 2012	For the six months ended June 30, 2011
Beginning balance	$198,471	$112,349
Aggregate fair value of conversion option liabilities and warrants issued	19,130	-
Change in fair value of conversion option liabilities and warrants	(33,064)	(1,929)
Settlement of conversion option liabilities included in additional paid in capital	-	-
Ending balance	$184,537	$110,420

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2012 and 2011 (Unaudited)

3.           Summary of Significant Accounting Policies (continued)

The significant assumptions and valuation methods that the Company used to determine fair value and the change in fair value of the Company’s derivative financial instruments are discussed in Note 9.

The Company presented the warrant liabilities at fair value on its condensed consolidated balance sheets, with the corresponding changes in fair value recorded in the Company’s condensed consolidated statements of operations for the applicable reporting periods. As disclosed in Note 9, the Company computed the fair value of the derivative liability at the date of issuance and the reporting dates of June 30, 2012 and December 31, 2011 using both the Black-Scholes option pricing and lattice pricing methods. The value calculated using the lattice pricing method is within 1% of the value determined under the Black-Scholes method.

The Company developed the assumptions that were used as follows: The fair value of the Company’s common stock was obtained from publically quoted prices as well as valuation models developed by the Company. The results of the valuation were assessed for reasonableness by comparing such amount to sales of other equity and equity linked securities to unrelated parties for cash and intervening events affected in the price of the Company’s stock. The term represents the remaining contractual term of the derivative; the volatility rate was developed based on analysis of the Company’s historical stock price volatility and the historical volatility rates of several other similarly situated companies (using a number of observations that was at least equal to or exceeded the number of observations in the life of the derivative financial instrument at issue); the risk free interest rates were obtained from publicly available US Treasury yield curve rates; the dividend yield is zero because the Company has not paid dividends and does not expect to pay dividends in the foreseeable future.

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

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2012 and 2011 (Unaudited)

3.           Summary of Significant Accounting Policies (continued)

Foreign currency translation – The Company’s international subsidiary considers its local currency to be their functional currency. Assets and liabilities of the Company’s subsidiary operating in a foreign country are translated into U.S. dollars using both the exchange rate in effect at the balance sheet date or historical date, as applicable. Results of operations are translated using the average exchange rates prevailing throughout the period. The effects of exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are included in stockholders’ equity deficiency as a component of accumulated other comprehensive loss, while gains and losses resulting from foreign currency translations are included in operations.

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

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2012 and 2011 (Unaudited)

3.           Summary of Significant Accounting Policies (continued)

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

With respect to receivables, concentrations of credit risk are limited to a few customers in the construction industry.  The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers other than normal lien rights.  At June 30, 2012 and December 31, 2011, 65% and 57%, respectively, of the Company’s accounts receivable were due from three and one customers, respectively. Two of those customers' balances have subsequently been received in full.

Revenue relating to two customers represented approximately 69% and 86% of the Company’s total revenue for the three months ended June 30, 2012 and 2011, respectively. Revenue relating to two customers represented approximately 74% and 86% of the Company’s total revenue for the six months ended June 30, 2012 and 2011, respectively. During the three months and six months ended June 30, 2012, 39% and 30%, respectively, of the Company’s total revenue was recognized by SG Brazil.

Costs of revenue relating to one vendor, who is a related party and disclosed in Note 12, represented approximately 32% and 39% of the Company’s total cost of revenue for the three months ended June 30, 2012 and 2011. Cost of revenue relating to one unrelated vendor represented approximately 42% of the Company’s total cost of revenue for the three months ended June 30, 2011. Costs of revenue relating to one vendor, who is a related party and disclosed in Note 12, represented approximately 44% and 30% of the Company’s total cost of revenue for the six months ended June 30, 2012 and 2011, respectively. Cost of revenue relating to two unrelated vendors represented approximately 56% of the Company’s total cost of revenue for the three months ended June 30, 2011. The Company believes it would be able to use other vendors at reasonable comparable terms if needed.

Recent accounting pronouncements – In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This ASU addresses fair value measurement and disclosure requirements within Accounting Standards Codification Topic 820 for the purpose of providing consistency and common meaning between U.S. GAAP and IFRSs. Generally, this ASU is not intended to change the application of the requirements in Topic 820. Rather, this ASU primarily changes the wording to describe many of the requirements in U.S. GAAP for measuring fair value or for disclosing information about fair value measurements. This ASU is effective for periods beginning after December 15, 2011. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2012 and 2011 (Unaudited)

4.           Accounts Receivable

At June 30, 2012 and December 31, 2011, the Company’s accounts receivable consisted of the following:

	2012	2011
Billed:
SG Block sales	$155,416	$137,560
Engineering services	52,558	33,317
Project management	96,020	19,578
Unbilled:
Engineering services	92,978	-
Project management	-	2,880
Total gross receivables	396,972	193,335
Less: allowance for doubtful accounts	(103,126)	(50,015)
Total net receivables	$293,846	$143,320

5.           Costs and Estimated Earnings on Uncompleted Contracts

Costs and estimated earnings on uncompleted contracts consist of the following at June 30, 2012 and December 31, 2011:

	2012	2011
Costs incurred on uncompleted contracts	$10,384	$424,477
Estimated earnings	17,484	41
	27,868	424,518
Less: billings to date	(20,793)	(358,064)

	$7,075	$66,454

The above amounts are included in the accompanying balance sheets under the following captions at June 30, 2012 and December 31, 2011.

	2012	2011
Costs and estimated earnings in excess of billings on uncompleted contracts	$8,789	$66,454
Billings in excess of cost and estimated earnings on uncompleted contracts	(1,714)	-
	$7,075	$66,454

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2012 and 2011 (Unaudited)

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

6.           Related Party Notes Payable

On March 26, 2009, the Company entered into a $50,000 revolving credit promissory note (the “Revolver”) with Vector Group Ltd. (“Vector”), a principal stockholder of the Company. The loan bears interest at 11% per annum and is due on December 31, 2012. Subsequent to June 30, 2012, the Revolver was extended for a year, with a maturity date of December 31, 2013. On January 26, 2011, the Company and Vector entered into an amendment to the Revolver increasing the amount that the Company may borrow from $50,000 to $100,000. As of June 30, 2012 and December 31, 2011, the balance due to Vector amounted to $73,500. As of June 30, 2012 and December 31, 2011, accrued interest related to the Revolver amounted to $16,306 and $12,219, respectively.

Interest expense for other related party notes payable amounted to $2,043 for the three months ended June 30, 2012, and $4,087 for the six months ended June 30, 2012.

7.           Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of the common shares issuable upon the exercise of stock options and warrants. Potentially dilutive common shares are excluded from the calculation if their effect is antidilutive. At June 30, 2012 there were options and warrants to purchase 8,032,500 and 1,160,607 shares of common stock, respectively, outstanding which could potentially dilute future net income (loss) per share. At June 30, 2011 there were warrants to purchase 1,044,584 shares of common stock outstanding which could potentially dilute future net income (loss) per share.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2012 and 2011 (Unaudited)

7.           Net Income (Loss) Per Share (continued)

Basic and diluted net loss per share was calculated as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Net loss	$(467,198)	$(335,488)	$(930,767)	$(585,109)

Weighted average shares outstanding - basic	41,579,600	35,291,626	40,709,019	33,538,768
Dilutive effect of stock options and warrants	-	-	-	-
Weighted average shares outstanding - diluted	41,579,600	35,291,626	40,719,019	33,538,768

Net loss per share - basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

8.           Stockholders’ Equity

Private Placements – In March 2012, the Company issued 1,463,572 shares of its common stock at $0.35 per share through a private placement (the “March Private Placement”). The Company incurred $28,642 in closing costs from the March Private Placement, and also issued warrants valued at $14,675 to Ladenburg Thalmann & Co. Inc. (“Ladenburg”), the placement agent for the March Private Placement (see Note 9).

As part of the March Private Placement, in May 2012, the Company issued an additional 702,872 shares of its common stock at $0.35. The Company incurred $7,430 in closing costs from this issuance, and also issued warrants valued at $4,455 to Ladenburg (see Note 9).

The maximum amount that could be raised through the March Private Placement is $1,000,000. As of June 30, 2012, the Company raised $758,255 through the March Private Placement.

In April 2012, two stockholders of the Company forgave $73,888 of accrued compensation costs to the Company. The substance of the forgiveness was to provide the Company with additional capital. Accordingly, forgiveness of the accrued compensation costs is reported as a $73,888 increase in paid-in capital.

9.           Warrants

In conjunction with a private placement in October 2010 (the “2010 Private Placement”), the Company issued warrants to Ladenburg, the placement agent for the 2010 Private Placement.  The warrants entitle Ladenburg to purchase up to a total of 1,044,584 shares of common stock for $0.25 per share.  The warrants expire October 28, 2015.  The warrants are exercisable, at the option of the holder, at any time prior to their expiration. The fair value of warrants issued to placement agents was calculated utilizing the probability weighted binomial method.  The warrants issued to Ladenburg contain provisions that make them redeemable for cash by the holder of the warrant under certain circumstances that are not within the control of the Company. Accordingly, the fair market value of the warrants as of the date of issuance has been classified as liabilities. The fair value of the 2010 Private Placement warrants as of June 30, 2012 was $167,133.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2012 and 2011 (Unaudited)

9.           Warrants (continued)

In conjunction with the March Private Placement, the Company issued warrants to Ladenburg in March 2012. The warrants entitle Ladenburg to purchase up to a total of 86,323 shares of common stock for $0.35 per share and expire March 27, 2017. The Company also issued warrants to Ladenburg in May 2012 in connection with the additional 702,872 shares of common stock issued in the March Private Placement. These warrants entitle Ladenburg to purchase 29,700 shares of common stock at $0.35 per share and expire May 22, 2017.

The warrants are exercisable, at the option of the holder, at any time prior to their expiration. The fair value of warrants issued to placement agents were calculated utilizing the probability weighted binomial method.  The warrants issued to Ladenburg contain provisions that make them redeemable for cash by the holder of the warrant under certain circumstances that are not within the control of the Company.  Accordingly, the fair market value of the warrants as of the date of issuance has been classified as liabilities. The fair value of the March Private Placements warrants at June 30, 2012 was $17,403.

As of June 30, 2012, the change in fair value of the warrants of $22,618 and $33,064 is included in the accompanying condensed consolidated statement of operations for the three and six months ended June 30, 2012, respectively.

The significant assumptions which the Company used to measure the fair value of warrants at June 30, 2012 is as follows:

Stock price	$0.35
Term	3.33-4.90 Years
Volatil Volability	50%
Risk-free interest rate	0.41 – 0.72%
Exercise prices	$0.25-0.35
Dividend yield	0.00%

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2012 and 2011 (Unaudited)

10.           Stock Options and Grants

2011 Plan – On July 27, 2011, in connection with the Merger, the Company obtained the written consent of holders of a majority of its outstanding common stock approving the 2011 Incentive Stock Plan (the “2011 Plan”). The 2011 Plan covers up to 8,000,000 shares of common stock, and all officers, directors, employees, consultants and advisors are eligible to be granted awards under the 2011 Plan. An incentive stock option may be granted under the 2011 Plan only to a person who, at the time of the grant, is an employee of the Company or its subsidiaries. The 2011 Plan expires on July 26, 2021, and is administered by the Company’s Board. As of June 30, 2012, there were 162,500 shares of common stock available for issuance under the 2011 Plan.

A summary of stock option activity under the 2011 Plan as of June 30, 2012 and changes during the six months then ended are presented below:

	Shares	Weighted Average Fair Value Per Share	Weighted Average Exercise Price Per Share	Weighted Average Remaining Terms (in years)	Aggregate Intrinsic Value
Outstanding – December 31, 2011	5,407,500	$0.09	$0.20
Granted	2,625,000	0.11	0.67
Exercised	-	-	-
Cancelled	-	-	-
Outstanding – June 30, 2012	8,032,500	$0.10	$0.36	9.43	$818,275
Exercisable – December 31, 2011	1,719,167	$0.09	$0.20	9.86	$307,083
Exercisable – June 30, 2012	2,594,167	$0.10	$0.36	9.43	$260,258

For the three months and six months ended June 30, 2012, the Company recognized stock-based compensation expense of $161,121 and $249,385, respectively, which is included in payroll and related expenses in the accompanying condensed consolidated statements of operations.

As of June 30, 2012, there was $389,077 of total unrecognized compensation costs related to non-vested stock options, which will be expensed over a weighted average period of 1.41 years. The intrinsic value is calculated as the difference between the fair value as of December 31, 2011 and the exercise price of each of the outstanding stock options. The fair value at June 30, 2012 and December 31, 2011 was $0.35 per share and $0.38 per share, respectively, as determined by using a weighted value between the income approach method, the public company market multiple method, and a fair value method developed by the Company.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2012 and 2011 (Unaudited)

10.           Stock Options and Grants (continued)

On January 2, 2012, the Chief Executive Officer of the Company was granted an option to purchase 2,000,000 shares of the Company’s Common Stock with an exercise price of $0.75 (“CEO Options”). One-third of the options vest upon the grant date, the second third vests on the first anniversary date of the grant date, and the remaining third vests on the second anniversary of the grant date.

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

During 2011, the Company executed a two year consulting agreement with a consultant, to act as a Senior Advisor of the Company. In consideration for the services to be performed under the agreement, the Company shall on the last business day of each month during the term, grant the consultant an option to purchase 10,000 shares of the Company’s Common Stock with an exercise price ranging from $0.45 to $0.60. The terms of these options are the same as the CEO Options. During the six months ending June 30, 2012, the consultant was granted options to purchase 60,000 shares of the Company’s Common Stock.

During the six months ended June 30, 2012, the Company’s board of directors approved the issuance of up to an additional 2,000,000 shares of the Company’s common stock in the form of restricted stock or options. These options generally have the same terms and conditions as those provided under the 2011 Plan, however, the authorization of these options is not subject to shareholder approval. The issuance of these options will be approved by the Company’s board of directors on a case-by-case basis.  As of June 30, 2012, there were 1,805,000 shares of common stock available for issuance under this approval.

In connection with the forgoing, on June 20, 2012, four consultants of the Company were granted options to purchase 195,000 shares of the Company’s Common Stock with an exercise price of $0.28.  These options were granted separate and apart from the 2011 Plan and were not granted from the shares available under the Company’s 2011 Plan.  One-third of the options vest upon the grant date, the second third vests on December 20, 2012 and the remaining third vests on June 20, 2013.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2012 and 2011 (Unaudited)

10.           Stock Options and Grants (continued)

The fair value of the stock-based option awards granted during the six months ended June 30, 2012 were estimated at the date of grant using the Black-Scholes option valuation model with the following assumptions:

Expected dividend yield	0.00%
Expected stock volatility	50%
Risk-free interest rate	0.67 – 1.22%
Expected life	5.25 - 5.5 years

Because the Company does not have significant historical data on employee exercise behavior, the Company uses the “Simplified Method” to calculate the expected life of the stock-based option awards. The simplified method is calculated by averaging the vesting period and contractual term of the options.

11.           Commitments

Operating lease – The Company leases office space in New York City to conduct its business. The lease began in October 2011 and expires October 31, 2016, with rent escalations. Non-contingent rent increases are being amortized over the life of the lease on a straight line basis. The Company also had previous office space in New York City from November 2010 through September 2011. The rental expense charged to operations for the three month ended June 30, 2012 and 2011 amounted to $28,217 and $18,000, respectively. The rental expense charged to operations for the six months ended June 30, 2012 and 2011 amounted to $56,434 and $36,000, respectively. Future minimum rental payments on this lease are as follows for the years ending December 31,:

2013	$111,469
2014	115,483
2015	121,312
2016	103,535
$451,799

12.           Related Party Transactions

ConGlobal Industries, Inc. is a minority stockholder of the Company and provides containers and labor on domestic projects.  The Company recognized Cost of Goods Sold of $277,276 and $211,544, for services ConGlobal Industries, Inc. rendered during the three months ended June 30, 2012 and 2011, respectively. The Company recognized Cost of Goods Sold of $564,571 and $664,148, for services ConGlobal Industries, Inc. rendered during the six months ended June 30, 2012 and 2011, respectively.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2012 and 2011 (Unaudited)

12.           Related Party Transactions (continued)

As of June 30, 2012 and December 31, 2011, $1,750 and $12,628, respectively, of such expenses are included in related party accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

The Lawrence Group is a minority stockholder of the Company and is a building design, development and project delivery firm. For the year ended December 31, 2011, $67,782 of pre-project expenses were included in related party accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet. On April 24, 2012, this amount was converted into 40,000 shares of the Company’s Common Stock.

The Company has accrued certain reimbursable expenses of owners of the Company. Such expenses amounted to $1,018 and $6,474 for the six months ended June 30, 2012 and for the year ended December 31, 2011, respectively, and are included in related party accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

13.           Cancellation of Trade Liabilities and Unpaid Interest

For the three months and six months ended June 30, 2012 and 2011, the Company recognized debt forgiveness income of $8,294, $13,000, $31,447 and $30,498, respectively, as shown on the accompanying statements of operations, which represents forgiveness of trade accounts payable resulting from settlement agreements with vendors.

14.           Subsequent Events

Subsequent to June 30, 2012, the Company received proceeds of $14,000 for 40,000 shares of its common stock to be issued at $0.35 per share.

On August 7, 2012, the Company granted 125,001 options to purchase common stock of the Company to executives and directors of the Company. These options were granted under the same terms of the 2011 options. These options were granted with an exercise price of $0.35

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Organization

On July 27, 2011, the Company entered into the Merger Agreement (the “Merger Agreement”) by and among CDSI Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“CDSI Merger Sub”), SG Building, Inc., a Delaware corporation (known as SG Blocks, Inc. prior to the Merger) (“SG Building”), and certain stockholders of SG Building. The Merger Agreement provided for the merger of CDSI Merger Sub with and into SG Building, with SG Building surviving the Merger and becoming a wholly-owned subsidiary of the Company (the “Merger”). Upon consummation of the Merger on November 4, 2011, SG Building became the principal operating business of the Company and the Company was renamed SG Blocks, Inc. The Merger was a reverse merger that is being accounted for as a recapitalization of SG Building, and accordingly SG Building is deemed to be the accounting acquirer.

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

Results of Operations

Six Months Ended June 30, 2012 and 2011:

Six Months Ended June 30:

	2012	2011	Change
Loss from operations	(1,007,168)	(615,529)	(391,639)
Other income	85,492	30,420	55,072
Income tax expense	(9,091)	–	(9,091)
Net Loss	(930,767)	(585,109)	(345,658)

Revenue

Revenue for the six months ended June 30, 2012 was $1,607,070 compared to $2,592,683 for the six months ended June 30, 2011. This decrease of $985,613 results mainly from a block “green steel” sale to one customer in the amount of $1,425,000 being recognized during the six months ended June 30, 2011, partly offset by an engineering job to one customer in the amount of $477,297 being recognized during the six months ended June 30, 2012.

Cost of Revenue and Gross Profit

Cost of revenue decreased by $929,435 to $1,287,878 for the six months ended June 30, 2012 from $2,217,313 for the six months ended June 30, 2011. The decrease in cost of revenue results primarily from $1,361,197 of block “green steel” costs being recognized for one customer during the six months ended June 30, 2011, offset by $454,568 of engineering costs being recognized for one customer during the six months ended June 30, 2012. Gross profit decreased slightly to $319,192 for the six months ended June 30, 2012 compared to $375,370 for the six months ended June 30, 2011. The gross profit percentage increased by 6% to 20% for the six months ended June 30, 2012, compared to 14% for the six months ended June 30, 2011. The gross profit percentage was lower during 2011 primarily due to a block “green steel” sale in the amount of $1,425,000 being recognized at a gross profit percentage of 5%.

Payroll and Related Expense

Payroll and related expense for the six months ended June 30, 2012 was $714,890 compared to $468,597 for the six months ended June 30, 2011. The increase of $246,293 principally results from recognition of stock compensation expense for stock options granted during the period.

Other Operating Expenses

Other operating expense for the six months ended June 30, 2012 was $611,470 compared to $552,302 for the six months ended June 30, 2011.  The increase of $59,168 primarily results from recognition of bad debts expense in the amount of $53,111 during the period.

Interest Expense

Interest expense for the six months ended June 30, 2012 was $4,087 compared to $2,034 for the six months ended June 30, 2011.

Other income

During the six months ended June 30, 2012 and 2011 there was other income recognized from a cancellation of trade liabilities and accrued interest of $31,447 and $30,498, respectively. Additionally during the six months ended June 30, 2012 and 2011 there was other income of $33,064 and $1,929, respectively, recognized due to a change in fair value of financial instruments.

Also during the six months ended June 30, 2012 there was other income of $25,000 recognized from insurance proceeds in relation to a damaged shipping container home from a prior year.

Income Tax Expense

During the six months ended June 30, 2012, $9,091 was accrued for income taxes relating to the profit recognized in the Company's Brazilian subsidiary.  The amount accrued was based on the income tax rates in Brazil.

Three Months Ended June 30, 2012 and 2011:

Three Months Ended June 30:

	2012	2011	Change
Loss from operations	(487,017)	(349,427)	(137,590)
Other income	28,910	13,939	14,971
Income tax expense	(9,091)	–	(9,091)
Net Loss	(467,198)	(335,488)	(131,710)

Revenue

Revenue for the three months ended June 30, 2012 was $1,083,055 compared to $770,368 for the three months ended June 30, 2011. This increase of $312,687 results mainly from an engineering job to one customer in the amount of $424,246 being recognized during the three months ended June 30, 2012.

Cost of Revenue and Gross Profit

Cost of revenue increased by $317,097 to $857,972 for the three months ended June 30, 2012 from $540,875 for the three months ended June 30, 2011. The increase in cost of revenue results primarily from $404,043 of engineering costs being recognized for one customer during the three months ended June 30, 2012. Gross profit decreased slightly to $225,083 for the three months ended June 30, 2012 compared to $229,493 for the three months ended June 30, 2011. Gross profit percentage decreased by 9% to 21% for the three months ended June 30, 2012, compared to 30% for the three months ended June 30, 2011. This decrease resulted primarily from revenue of an engineering job in the amount of $424,246 being recognized at a gross profit percentage of 5%.

Payroll and Related Expense

Payroll and related expense for the three months ended June 30, 2012 was $387,417 compared to $223,803 for the three months ended June 30, 2011. The increase of $163,614 principally results from recognition of stock compensation expense for stock options granted during the period.

Other Operating Expenses

Other operating expense for the three months ended June 30, 2012 decreased slightly to $324,683 compared to $355,117 for the three months ended June 30, 2011. During the three months ending June 30, 2012, marketing and business development expenses decreased by approximately $70,000 and also during the three months ending June 30, 2012, the Company recorded bad debts expense of approximately $53,000.

Interest Expense

Interest expense for the three months ended June 30, 2012 was $2,043 compared to $1,017 for the three months ended June 30, 2011.

Other income

During the three months ended June 30, 2012 and 2011 there was other income recognized from a cancellation of trade liabilities and accrued interest of $8,294 and $13,000, respectively. Additionally during the three months ended June 30, 2012 and 2011 there was other income of $22,618 and $1,929, respectively, recognized due to a change in fair value of financial instruments.

Income Tax Provision

A 100% valuation allowance was provided against the deferred tax asset consisting of available net operating loss carry forwards and accordingly no income tax benefit was provided. During the six months ended June 30, 2012, $9,091 was accrued for income taxes relating to the profit recognized in the Company’s Brazilian subsidiary. The amount accrued was based on the income tax rates in Brazil.

Impact of Inflation

The impact of inflation upon the Company’s revenue and income/(loss) from continuing operations during each of the past two fiscal years has not been material to its financial position or results of operations for those years because the Company does not maintain any inventories whose costs are affected by inflation.

Liquidity and Capital Resources

Since SG Building’s inception in 2008, SG Building has generated losses from operations and the Company anticipates that it will continue to generate losses from operations for the foreseeable future. As of June 30, 2012 and December 31, 2011, the Company’s stockholders’ deficiency was approximately $22,000 and $185,000, respectively.  The Company’s net loss from operations for the six months ended June 30, 2012 was $930,767.  Net cash used in operating activities was $801,548 for the six months ended June 30, 2012.

Through June 30, 2012, the Company has incurred an accumulated deficiency since inception of $6,201,518.  At June 30, 2012, the Company had a cash balance of $401,760.

Since the Company’s inception, it has generated revenues from SG Block sales, engineering services, and project management.

The Company expects that through the next 10 to 16 months, the capital requirements to fund the Company’s growth and to cover the operating costs of a public company will consume substantially all of the cash flows that it expects to generate from its operations, as well as from the proceeds of intended issuances of debt and equity securities. The Company further believes that during this period, while the Company is focusing on the growth and expansion of its business, the gross profit that it expects to generate from operations will not generate sufficient funds to cover these anticipated operating costs. Accordingly, the Company requires external funding to sustain operations and to follow through on the execution of its business plan. However, there can be no assurance that the Company’s plans will materialize and/or that the Company will be successful in funding estimated cash shortfalls through additional debt or equity capital and through the cash generated by the Company’s operations. Given these conditions, the Company’s ability to continue as a going concern is contingent upon it being able to secure an adequate amount of debt or equity capital to enable it to meet its cash requirements. In addition, the Company’s ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrants into established markets, the competitive environment in which the Company operates and the current capital raising environment.

Since inception, the Company’s operations have primarily been funded through proceeds from equity and debt financings and sales activity. Although management believes that the Company has access to capital resources, there are currently no commitments in place for new financing at this time, and there is no assurance that the Company will be able to obtain funds on commercially acceptable terms, if at all.

During the six months ended June 30, 2012, the Company raised $642,183 in net new funds through the issuance of common stock in conjunction with the March Private Placement. The proceeds from these issuances were used to fund the Company’s operations and working capital needs.

The Company intends to raise additional funds during the years 2012 and 2013 through a private placement of its common stock. The additional capital would be used to fund the Company’s operations, including the costs that it expects to incur as a public company. The current level of cash and operating margins is not enough to cover the existing fixed and variable obligations of the Company, so increased revenue performance and the addition of capital through issuances of securities are critical to the Company’s success. Should the Company not be able to raise additional capital through a private placement or some other financing source, the Company would take one or more of the following actions to conserve cash: reduction in employee headcount, reduction in base salaries to senior executives and employees, and other cost reduction measures. Assuming that the Company is successful in its growth plans and development efforts, the Company believes that it will be able to raise additional funds through sales of its stock. There is no guarantee that the Company will be able to raise such additional funds on acceptable terms, if at all.

These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

The Company’s financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should it be unable to continue as a going concern.

Off –Balance Sheet Arrangements

As of June 30, 2012 and December 31, 2011, the Company had no material off-balance sheet arrangements other than operating leases to which SG Building is a party.

In the ordinary course of business, SG Building enters into agreements with third parties that include indemnification provisions which, in its judgment, are normal and customary for companies in its industry sector. These agreements are typically with consultants and certain vendors. Pursuant to these agreements, SG Building generally agrees to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to actions taken or omitted by SG Building. The maximum potential amount of future payments SG Building could be required to make under these indemnification provisions is unlimited. SG Building has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, the Company has no liabilities recorded for these provisions as of June 30, 2012.

Critical Accounting Estimates and New Accounting Pronouncements

Critical Accounting Estimates

Our condensed consolidated financial statements have been prepared with generally accepted accounting principles in the United States (“GAAP”), which require management to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that management believes to be reasonable. Actual results may differ from those estimates. Critical accounting policies represent the areas where more significant judgments and estimates are used in the preparation of our condensed consolidated financial statements. A discussion of such critical accounting policies, which include share-based payments, derivative instruments, and revenue recognition can be found in our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no material changes to the policies noted above as of the Quarterly Report on Form 10-Q for the period ended June 30, 2012.

Related Party Transactions

ConGlobal Industries, Inc. is a minority stockholder of the Company and provides containers and labor on domestic projects.  The Company recognized Cost of Goods Sold of $277,276 and $211,544, for services ConGlobal Industries, Inc. rendered during the three months ended June 30, 2012 and 2011, respectively. The Company recognized Cost of Goods Sold of $564,571 and $664,148, for services ConGlobal Industries, Inc. rendered during the six months ended June 30, 2012 and 2011, respectively. For the six months ended June 30, 2012 and for the year ended December 31, 2011, $1,750 and $12,628, respectively, of such expenses are included in related party accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

The Lawrence Group is a minority stockholder of the Company and is a building design, development and project delivery firm. For the year ended December 31, 2011, $67,782 of pre-project expenses are included in related party accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet. On April 24, 2012, this amount was converted into 40,000 shares of the Company’s Common Stock.

The Company has accrued certain reimbursable expenses of owners of the Company. Such expenses amounted to $1,018 and $6,474 for the six months ended June 30, 2012 and for the year ended December 31, 2011, respectively, and are included in related party accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

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

On March 26, 2009, the Company entered into a $50,000 Revolving Credit Promissory Note (the “Revolver”) with Vector due December 31, 2012.  Subsequent to June 30, 2012, the Revolver was extended for a year, with a maturity date of December 31, 2013. The loan bears interest at 11% per year.  There was a balance $37,500 outstanding under the Revolver at December 31, 2010.  On January 26, 2011, the Company and Vector entered into an amendment to the Revolver increasing the amount that it may borrow thereunder from $50,000 to $100,000.  As of June 30, 2012, the Revolver had $73,500 of principal and $16,306 of interest outstanding.

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

On March 28, 2012, we received net proceeds of $433,608 from the March Private Placement.  On May 23, 2012, we received additional net proceeds of $208,575 from the March Private Placement.

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

During the year ended December 31, 2011 and subsequent interim period, we have taken certain steps in an effort to correct these material weaknesses, including hiring of a Chief Financial Officer who has significant experience with publicly-held companies.  Although this is an important step towards improving the application of complex accounting principles, the preparation of financial reports and the segregation of duties, additional time is still required to fully implement additional internal controls procedures and test their operating effectiveness before we can definitively conclude that we have remediated our deficiencies.  Because these remediation steps have not yet been completed, we have performed additional analyses and other procedures to ensure that our consolidated financial statements contained in this Quarterly Report were prepared in accordance with GAAP and applicable SEC regulations.

We believe that our weaknesses in internal control over financial reporting and our disclosure controls relate in part to the fact that prior to the Merger, SG Building was a small, privately-held company and was not subject to public company disclosure requirements, including the requirement to report on internal control over financial reporting in compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and Item 308 of Regulation S-K.  Because the Merger closed near the end of the 2011 fiscal year, our internal controls are still in a state of transition as we work diligently to integrate and assimilate all of our operations and work to remedy the significant deficiencies that together constitute a material weakness in our internal control over financial reporting.

(b) Changes in Internal Control over Financial Reporting

Notwithstanding our remedial actions and integration of our financial reporting systems following the Merger, there was no change in our internal control over financial reporting that occurred during the second quarter of 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of June 30, 2012 and December 31, 2011, SG Building, our wholly-owned subsidiary and only operating business, had cash and cash equivalents of $401,760 and $561,759, respectively.  However, over the six months ended June 30, 2012 and fiscal year ended December 31, 2011, we had a net loss of $930,767 and $1,909,575, respectively.  We incurred additional losses during the quarter ended June 30, 2012.  If we are not successful with our marketing efforts to increase sales, we will experience a shortfall in cash over the next twelve months.  If necessary, we will implement a plan to fund such a deficit which could include, among other things, reducing operating expenses in an amount sufficient to operate the business for a reasonable period of time.  During the six months ended June 30, 2012, we received net proceeds of $642,183 from a private placement.  We may also seek to obtain debt or additional equity financing to address any shortfalls in our cash.  The type, timing and terms of the financing we may select will depend on, among other things, our cash needs, the availability of other financing sources and prevailing conditions in the financial markets.  However, there can be no assurance that we would be able to secure additional funds if needed and that if such funds are available, whether the terms or conditions would be acceptable to us.  In such case, the further reduction in operating expenses might need to be substantial in order for us to ensure enough liquidity to sustain our operations.  It will also be difficult for us to make any acquisitions unless we can raise additional capital.  Any financing would be dilutive to our stockholders.

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

Our ability to achieve profitability will depend upon our ability to generate and sustain substantially increased revenues.  We may incur operating losses in the future as we execute our growth strategy.  We intend to make significant expenditures related to marketing, expansion of our website, hiring of additional personnel, and development of our technology and infrastructure.  Although SG Building generated revenue from continuing operations during the fiscal year ended December 31, 2010 and the fiscal year ended December 31, 2011, it has incurred net losses of $1,247,644 and $1,909,575, respectively, during such periods.  For the fiscal year ended December 31, 2010 and the fiscal year ended December 31, 2011, we (prior to giving effect to the Merger of CDSI Merger Sub with and into SG Building (formerly SG Blocks, Inc.)) incurred net losses of $35,204 and $118,460, respectively, during such periods.  Over the six months ended June 30, 2012, we had a net loss of $930,767.  The likelihood that we will generate net income in the future must be considered in light of the difficulties facing the construction and construction management industries as a whole, economic conditions, the competitive environment in which we operate and the other risks and uncertainties discussed in this Quarterly Report on Form 10-Q.  Our operating results for future periods are subject to numerous uncertainties, and it may not achieve sufficient revenues to sustain or increase profitability on a quarterly or annual basis.

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

An investor in our common stock must consider the uncertainties facing early stage companies in highly regulated industries.  These uncertainties include:

●	an evolving business model that makes future success uncertain and an investment in our common stock highly speculative;
●	the lack of a well-developed brand that may limit our ability to attract customers;

●	the potential development of a comparable product and lack of barriers to entry by better funded competitors; and
●	our new corporate organization, regulatory requirements and its anticipated growth could lead to management distractions and higher than expected operating expenses.

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

Any financing required for acquisitions could dilute the interests of our existing holders of our common stock, result in an increase in our indebtedness or both.  Acquisitions may entail numerous risks, including:

●	difficulties in assimilating acquired operations or products, including the loss of key employees from acquired businesses;
●	diversion of management’s attention from our core business;
●	adverse effects on existing business relationships with supplies and customers; and
●	risks of entering markets in which we have limited or no prior experience.

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

We may not be able to identify and maintain the necessary relationships within the industries in which we participate.  Our ability to execute our business plan also depends on other factors, including the ability to:

●	negotiate and maintain contracts and agreements with acceptable terms;
●	implement terms of contracts and agreements according to original specifications;
●	hire and train qualified personnel and retain key employees;
●	maintain an affordable labor force;
●	maintain marketing and development costs at affordable rates;
●	ensure the availability of project financing; and
●	effectively compete within domestic and international markets.

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

Though the availability of talented consultants and subcontractors is high in the current economic environment, the construction and construction management industries from time to time have experienced significant difficulties with respect to:

●	shortages of qualified trades people and other labor;
●	changes in laws relating to union organizing activity;
●	inadequately capitalized or uninsured local subcontractors;
●	shortages of materials;

●	volatile or sustained increases in the cost of raw materials, including containers, traditional finish materials which are significant components of its construction costs;
●	lack of availability of adequate utility infrastructure and services; and
●	transportation cost increases.

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

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

●	technological innovations or new products by us or our competitors;
●	intellectual property disputes;
●	additions or departures of key personnel;
●	sales of our common stock;
●	our ability to execute our business plan;
●	operating results that fall below expectations;
●	loss of any strategic relationship;
●	industry developments;
●	economic and other external factors; and
●	period-to-period fluctuations in our financial results.

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

Our executive officers, directors and affiliated persons beneficially own a substantial number of shares of our common stock.  The interests of our officers, directors and affiliated persons (as stockholders) may differ from the interests of other stockholders.  As a result, these officers, directors and affiliated persons will have significant influence over all corporate actions requiring stockholder approval, irrespective of how other stockholders may vote, including the following actions:

●	elect or defeat the election of the our directors;
●	amend or prevent amendment the our Amended and Restated Certificate of Incorporation or By-Laws;
●	effect or prevent a merger, sale of assets or other corporate transaction; and
●	control the outcome of any other matter submitted to the stockholders for vote.

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

As of June 30, 2012, there are outstanding Warrants to purchase 1,160,607 shares of common stock and options to purchase 8,032,500 shares of common stock.  Options to purchase 7,817,500 shares were granted under our 2011 Incentive Stock Plan.  The exercise of such outstanding warrants and options would dilute the then-existing stockholders’ percentage ownership of the Company’s stock, and any sales in the public market of common stock underlying such securities could adversely affect prevailing market prices for the common stock.  Moreover, the terms upon which the Company would be able to obtain additional equity capital could be adversely affected since the holders of such securities can be expected to exercise them at a time when the Company would, in all likelihood, be able to obtain any needed capital on terms more favorable to the Company than those provided by such securities.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the first fiscal quarter of 2012, the Company conducted a best efforts private placement of the Company’s common stock at a valuation of $0.35 per share (the March Private Placement). On March 28, 2012, we received net proceeds of $433,608 from the private placement.  We issued 1,463,572 shares of our common stock in connection with this March Private Placement.  On May 23, 2012, we received additional proceeds of $208,585 from the March Private Placement. We issued 702,872 shares of our common stock in connection with this offering. The proceeds from this offering will be used to support the Company’s business growth and for general working capital requirements.  As additional consideration for services by Ladenburg, the placement agent in the March Private Placement, the Company issued warrants to purchase 86,323 shares of our common stock for $0.35 per share to Ladenburg (the “March Warrants”).  The March Warrants expire on March 27, 2017.  Ladenburg also received warrants to purchase 29,700 shares our common stock for $0.35 per share on May 23, 2012 (the “May Warrants”). The May Warrants expire on May 22, 2017. The March Warrants and May Warrants have registration rights and contain redemption provisions that make them redeemable for cash by the holder of the warrant under certain circumstances that are not within the control of the Company.   The Warrants are governed by the terms of a Warrant Agreement between the Company the Ladenburg.  The warrants are exercisable, at the option of the holder, at any time prior to their expiration.  The issuance of the shares and March Warrants and May Warrants in March Private Placement was exempt from the registration requirements under the Securities Act, pursuant to Section 4(2) thereof, because the transaction did not involve a public offering.

During the three months ended June 30, 2012, the Company issued the following options to purchase the Company’s common stock to consultants, directors, officers and employees of the Company:

Recipient	Date	Exercise Price	Amount
Edmund P. Giambastiani, Jr. - Consultant	04/30/2012	$0.45	10,000
	05/31/2012	$0.42	10,000
	06/30/2012	$0.40	10,000
Jennie Enterprise - Consultant	06/20/2012	$0.28	60,000
Dangene Enterprise - Consultant	06/20/2012	$0.28	60,000
William Rogers - Consultant	06/20/2012	$0.28	50,000
Richard Yevoli - Consultant	06/20/2012	$0.28	25,000

TOTAL			225,000

Options to purchase 30,000 shares of the Company's common stock were awarded pursuant to the Company’s 2011 Incentive Stock Plan. One third of the options vest upon grant, the second third vests on the first anniversary of the grant date, and the remaining third vests on the second anniversary of the grant date.  The remaining 195,000 options were awarded by approval of the Company’s board of directors. These options generally have the same terms and conditions as provided under the 2011 Incentive Stock Plan (See Note 10). The issuance of such options was exempt from the registration requirements under the Securities Act, pursuant to Section 4(2) thereof, because the transaction did not involve a public offering.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

See “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds" regarding the unregistered sale of equity securities, which is incorporated herein by reference.

Item 6. Exhibits

10.1
Form of Subscription/Registration Rights Agreement between the Company and each of J. Bryant Kirkland III, effective as of May 24, 2012; and Christopher Melton and Brian A. Wasserman, effective as of March 27, 2012.  Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on May 31, 2012.

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

SG BLOCKS, INC.
(Registrant)

Date: August 20, 2012	By:	/s/Brian Wasserman
Brian Wasserman
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Chief Accounting Officer