Form 10-Q
period 2012-09-30
SG BLOCKS, INC.
filed 2012-11-26
CIK 1023994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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
Yes ☐ No ☒

As of November 26, 2012, there were 41,985,950 shares of the registrant’s common stock, $0.01 par value, outstanding.

EXPLANTORY NOTE

In connection with the filing of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, SG Blocks, Inc. (“SG Blocks”) is relying on Release No. 68224 issued by the Securities and Exchange Commission (the “SEC”), titled “Order Under Section 17A and Section 36 of the Securities Exchange Act of 1934 Granting Exemptions from Specified Provisions of the Exchange Act and Certain Rules Thereunder,” which provides that filings by registrants unable to meeting filing deadlines due to Hurricane Sandy and its aftermath shall be considered timely so long as the filing is made on or before November 21, 2012, and the conditions contained therein are satisfied. SG Blocks’ headquarters and its independent accountants are located in New York, and accordingly SG Blocks was unable to file this report by November 14, 2012 on a timely basis due to disruptions caused by Hurricane Sandy.

SG BLOCKS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SG BLOCKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31,
	(Unaudited)	2011
Assets

Current assets:
Cash and cash equivalents	$282,293	$561,759
Short-term investment	39,215	39,110
Accounts receivable, net	335,117	143,320
Costs and estimated earnings in excess of billings on uncompleted contracts	8,107	66,454
Inventory	9,820	-
Prepaid expenses and other current assets	1,405	-
Total current assets	675,957	810,643

Equipment, net	6,680	8,058

Totals	$682,637	$818,701

Liabilities and Stockholders’ Deficiency

Current liabilities:
Accounts payable and accrued expenses	$502,391	$558,277
Accrued compensation and related costs	-	73,888
Accrued interest, related party	18,373	12,219
Related party accounts payable and accrued expenses	69,834	86,885
Related party notes payable	73,500	73,500
Billings in excess of costs and estimated earnings on uncompleted contracts	81,117	-
Deferred revenue	120,900	-
Warrant liabilities	183,377	198,471
Total current liabilities	1,049,492	1,003,240

Commitments

Stockholders’ deficiency:
Preferred stock, $0.01 par value, 5,000,000 shares authorized; 0 issued and outstanding at September 30, 2012 and December 31, 2011	-	-
Common stock, $0.01 par value, 100,000,000 shares authorized; 41,985,950 issued and outstanding at September 30, 2012, 39,779,506 issued and outstanding at December 31, 2011	419,860	397,795
Common stock to be issued	14,000	-
Additional paid-in capital	5,927,294	4,688,417
Accumulated deficiency	(6,727,375)	(5,270,751)
Accumulated other comprehensive loss	(634)	-
Total stockholders’ deficiency	(366,855)	(184,539)

Totals	$682,637	$818,701

The accompanying notes are an integral part of these condensed consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue:
SG Block sales	$314,185	$212,030	$1,219,028	$2,735,629
Engineering services	23,965	2,550	618,719	6,740
Project management	35,100	14,350	142,573	79,244
	373,250	228,930	1,980,320	2,821,613

Cost of revenue:
SG Block sales	236,483	192,234	923,252	2,370,930
Engineering services	37,659	1,398	541,309	2,111
Project management	31,527	6,137	128,986	44,041
	305,669	199,769	1,593,547	2,417,082

Gross profit	67,581	29,161	386,773	404,531

Operating expenses:
Payroll and related expenses	358,918	228,708	1,073,808	697,305
General and administrative expenses	211,580	256,031	747,598	567,568
Marketing and business development expense	12,443	64,032	65,502	229,632
Pre-project expenses	9,627	11,583	32,020	56,748
Total	592,568	560,354	1,918,928	1,551,253

Operating loss	(524,987)	(531,193)	(1,532,155)	(1,146,722)

Other income (expense):
Interest expense	(2,067)	(486)	(6,154)	(2,520)
Interest income	37	42	105	69
Change in fair value of warrant liabilities	1,160	(51,040)	34,224	(49,111)
Cancellation of trade liabilities and unpaid interest	-	31,235	31,447	61,733
Other income	-	-	25,000	-
Total	(870)	(20,249)	84,622	10,171

Loss before income taxes	(525,857)	(551,442)	(1,447,533)	(1,136,551)

Income tax expense	-	-	9,091	-

Net loss	$(525,857)	$(551,442)	$(1,456,624)	$(1,136,551)

Comprehensive loss
Foreign currency translation adjustment	-	-	(634)	-
Total comprehensive loss	$(525,857)	$(551,442)	$(1,457,258)	$(1,136,551)

Net loss per share - basic and diluted:
Basic and diluted	$(0.01)	$(0.02)	$(0.03)	$(0.03)

Weighted average shares outstanding:
Basic and diluted	41,985,950	35,949,838	41,137,769	34,351,290

The accompanying notes are an integral part of these condensed consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES
IN STOCKHOLDERS' DEFICIENCY

For the Nine Months Ended September 30, 2012 (Unaudited)

	$0.01 Par Value Common Stock		Common Stock	Additional Paid-in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	to be Issued	Capital	Deficiency	Loss	Total

Balance - December 31, 2011	39,779,506	$397,795	$-	$4,688,417	$(5,270,751)	$-	$(184,539)

Stock issued in private offering, net of warrant liabilities in the amount of $19,130 and closing costs in the amount of $36,072	2,166,444	21,665	-	681,388	-	-	703,053

Stock-based compensation	-	-	-	416,219	-	-	416,219

Issuance of common stock issued for settlement of related party accounts payable	40,000	400	-	67,382	-	-	67,782

Forgiveness of related party accrued compensation costs	-	-	-	73,888	-	-	73,888

Common stock to be issued	-	-	14,000	-	-	-	14,000

Foreign currency translation adjustment	-	-	-	-	-	(634)	(634)

Net loss	-	-	-	-	(1,456,624)	-	(1,456,624)

Balance - September 30, 2012	41,985,950	$419,860	$14,000	$5,927,294	$(6,727,375)	$(634)	$(366,855)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30,	2012	2011
	(Unaudited)	(Unaudited)
Cash flows from operating expenses:
Net loss	$(1,456,624)	$(1,136,551)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,927	1,532
Interest income on short-term investment	(105)	-
Change in fair value of warrant liabilities	(34,224)	49,111
Stock-based compensation	416,219	-
Bad debts expense	53,111	15,653
Cancellation of trade liabilities and unpaid interest	(31,447)	(61,733)
Changes in operating assets and liabilities:
Accounts receivable	(244,908)	(8,187)
Costs and estimated earnings in excess of billings
on uncompleted contracts	58,347	-
Inventory	(9,820)	(134,368)
Prepaid expenses and other current assets	(1,405)	20,000
Accounts payable and accrued expenses	55,561	(154,482)
Accrued compensation and related costs	-	(140,310)
Accrued interest, related party	6,154	-
Accrued interest	-	(554)
Related party accounts payable and accrued expenses	50,731	(22,254)
Billings in excess of costs and estimated earnings
on uncompleted contracts	81,117	(1,800)
Deferred revenue	120,900	376,543
Net cash used in operating activities	(934,466)	(1,197,400)

Cash flows used in investing activities
Purchase of short-term investment	-	(39,069)
Purchase of equipment	(549)	(5,809)
Net cash used in investing activities	(549)	(44,878)

Cash flows from financing activities:
Principal payments on short-term notes payable	-	(41,247)
Proceeds from issuances of common stock	-	1,200,000
Proceeds from common stock to be issued	14,000	-
Proceeds from issuance of common stock and warrants in private offering	642,183	-
Net cash provided by financing activities	656,183	1,158,753

Effect of exchange rate changes on cash	(634)	-

Net decrease in cash	(279,466)	(83,525)

Cash and cash equivalents - beginning of period	561,759	1,038,661

Cash and cash equivalents - end of period	$282,293	$955,136

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-

Supplemental disclosure of non-cash financing activities:
In connection with the private offering, $80,000 was paid for a prior liability which was included in accounts payable and accrued expenses.

Issuance of common stock for settlement of debt	$67,782	$-

Forgiveness of related party accrued compensation	$73,888	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2012 and 2011 (Unaudited)

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

2.           Liquidity and Financial Condition

Through September 30, 2012, the Company has incurred an accumulated deficiency since inception of $6,727,375.  At September 30, 2012, the Company had a cash balance of $282,293. At November 26, 2012, the Company had a cash balance of approximately $245,674.

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

During the nine months ended September 30, 2012, the Company raised $642,183 in net new funds through the issuance of common stock in conjunction with the March Private Placement and also received $14,000 for common stock to be issued. The proceeds from these issuances were used to fund the Company’s operations and working capital needs. (See Note 8)

The Company intends to raise additional funds for the remainder of 2012 and 2013 through a private placement of its common stock. The additional capital would be used to fund the Company’s operations, including the costs that it expects to incur as a public company. The current level of cash and operating margins is not enough to cover the existing fixed and variable obligations of the Company, so increased revenue performance and the addition of capital through issuances of securities are critical to the Company’s success. Should the Company not be able to raise additional capital through a private placement or some other financing source, the Company would take one or more of the following actions to conserve cash: reduction in employee headcount, reduction in base salaries to senior executives and employees, and other cost reduction measures. Assuming that the Company is successful in its growth plans and development efforts, the Company believes that it will be able to raise additional funds through sales of its stock. There is no guarantee that the Company will be able to raise such additional funds on acceptable terms, if at all.

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

For the Nine Months Ended September 30, 2012 and 2011 (Unaudited)

3.           Summary of Significant Accounting Policies

Interim financial information – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. Results for the nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

For the Nine Months Ended September 30, 2012 and 2011 (Unaudited)

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

For the Nine Months Ended September 30, 2012 and 2011 (Unaudited)

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

The Company has a factoring agreement in place as of September 30, 2012 and December 31, 2011. The agreement provides for the Company to receive an advance of 75% of any accounts receivable that it factors. On August 13, 2012, the factoring agreement was increased for up to $1,000,000 for credit worthy retail clients. The factoring agreement also provides for discount fees ranging from 2.5% to 7.5% of the face value of any accounts receivable factored. The factoring agreement is with recourse except in an instance which the customer is insolvent. The agreement expires January 2013, and will be automatically extended for successive periods of one year unless either party formally cancels. For the nine months ended September 30, 2012 and 2011 there has been no activity with regard to this agreement.

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

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2012 and 2011 (Unaudited)

3.           Summary of Significant Accounting Policies (continued)

The Company uses three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities
Level 2	Quoted prices for similar assets and liabilities in active markets or inputs that are observable.
Level 3	Inputs that are unobservable (for example, cash flow modeling inputs based on assumptions).

Financial liabilities measured at fair value on a recurring basis are summarized below:

	September 30, 2012	Quoted prices in active market for identical assets (Level l)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Warrant Liabilities	$183,377	$-	$-	$183,377

	December 31, 2011	Quoted prices in active market for identical assets (Level l)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Warrant Liabilities	$198,471	$-	$-	$198,471

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

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis:

	For the nine months ended September 30, 2012	For the nine months ended September 30, 2011
Beginning balance	$198,471	$112,349
Aggregate fair value of conversion option liabilities and warrants issued	19,130	-
Change in fair value of conversion option liabilities and warrants	(34,224)	49,111
Settlement of conversion option liabilities included in additional paid in capital	-	-
Ending balance	$183,377	$161,460

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2012 and 2011 (Unaudited)

3.           Summary of Significant Accounting Policies (continued)

The significant assumptions and valuation methods that the Company used to determine fair value and the change in fair value of the Company’s derivative financial instruments are discussed in Note  9.

The Company presented the warrant liabilities at fair value on its condensed consolidated balance sheets, with the corresponding changes in fair value recorded in the Company’s condensed consolidated statements of operations for the applicable reporting periods. As disclosed in Note 9, the Company computed the fair value of the derivative liability at the date of issuance and the reporting dates of September 30, 2012 and December 31, 2011 using both the Black-Scholes option pricing and lattice pricing methods. The value calculated using the lattice pricing method is within 1% of the value determined under the Black-Scholes method.

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

Share-based payments – The Company records the expense of share-based payment awards at fair value on the date of grant and recognizes compensation expense over the service period for awards expected to vest. The fair value of restricted stock is determined based on the number of shares granted and the fair value of our common stock on date of grant. The recognized expense is net of expected forfeitures.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2012 and 2011 (Unaudited)

3.           Summary of Significant Accounting Policies (continued)

Foreign currency translation – The Company’s international subsidiary considers its local currency to be its functional currency. Assets and liabilities of the Company’s subsidiary operating in a foreign country are translated into U.S. dollars using both the exchange rate in effect at the balance sheet date or historical date, as applicable. Results of operations are translated using the average exchange rates prevailing throughout the period. The effects of exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are included in stockholders’ equity deficiency as a component of accumulated other comprehensive loss, while gains and losses resulting from foreign currency translations are included in operations.

Income taxes – The Company accounts for income taxes utilizing the asset and liability approach.  Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid.  The provision for income taxes generally represents income taxes paid or payable for the current year plus the change in deferred taxes during the year.  Deferred taxes result from the differences between the financial and tax bases of the Company’s assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted.

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

For the Nine Months Ended September 30, 2012 and 2011 (Unaudited)

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

With respect to receivables, concentrations of credit risk are limited to a few customers in the construction industry.  The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers other than normal lien rights.  At September 30, 2012 and December 31, 2011, 55% and 57%, respectively, of the Company’s accounts receivable were due from three and one customers, respectively. Two of those customers' balances have subsequently been received in full.

Revenue relating to one customer represented approximately 86% and 93% of the Company’s total revenue for the three months ended September 30, 2012 and 2011, respectively. Revenue relating to two and three customers represented approximately 76% and 87% of the Company’s total revenue for the nine months ended September 30, 2012 and 2011, respectively. During the nine months ended September 30, 2012 24% of the Company’s total revenue was recognized by SG Brazil.

Costs of revenue relating to one vendor, who is a related party and disclosed in Note 12, represented approximately 76% and 78% of the Company’s total cost of revenue for the three months ended September 30, 2012 and 2011. Cost of revenue relating to one unrelated vendor represented approximately 10% of the Company’s total cost of revenue for the three months ended September 30, 2011. Costs of revenue relating to one vendor, who is a related party and disclosed in Note 12, represented approximately 50% and 34% of the Company’s total cost of revenue for the nine months ended September 30, 2012 and 2011, respectively. Cost of revenue relating to two unrelated vendors represented approximately 52% of the Company’s total cost of revenue for the nine months ended September 30, 2011. The Company believes it would be able to use other vendors at reasonable comparable terms if needed.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2012 and 2011 (Unaudited)

4.           Accounts Receivable

At September 30, 2012 and December 31, 2011, the Company’s accounts receivable consisted of the following:

	2012	2011
Billed:
SG Block sales	$179,826	$137,560
Engineering services	168,682	33,317
Project management	68,061	19,578
Unbilled:
Engineering services	21,674	-
Project management	-	2,880
Total gross receivables	438,243	193,335
Less: allowance for doubtful accounts	(103,126)	(50,015)
Total net receivables	$335,117	$143,320

5.           Costs and Estimated Earnings on Uncompleted Contracts

Costs and estimated earnings on uncompleted contracts consist of the following at September 30, 2012 and December 31, 2011:

	2012	2011
Costs incurred on uncompleted contracts	$27,504	$424,477
Estimated earnings	19,282	41
	46,786	424,518
Less: billings to date	(119,796)	(358,064)

	$(73,010)	$66,454

The above amounts are included in the accompanying balance sheets under the following captions at September 30, 2012 and December 31, 2011.

	2012	2011
Costs and estimated earnings in excess of billings on uncompleted contracts	$8,107	$66,454
Billings in excess of cost and estimated earnings on uncompleted contracts	(81,117)	-
	$(73,010)	$66,454

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2012 and 2011 (Unaudited)

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

6.           Related Party Notes Payable

On March 26, 2009, the Company entered into a $50,000 revolving credit promissory note (the “Revolver”) with Vector Group Ltd. (“Vector”), a principal stockholder of the Company. The loan bears interest at 11% per annum and was due on December 31, 2012. During the nine months ended September 30, 2012, the Revolver was extended for a year, with a maturity date of December 31, 2013. On January 26, 2011, the Company and Vector entered into an amendment to the Revolver increasing the amount that the Company may borrow from $50,000 to $100,000. As of September 30, 2012 and December 31, 2011, the balance due to Vector amounted to $73,500. As of September 30, 2012 and December 31, 2011, accrued interest related to the Revolver amounted to $18,373 and $12,219, respectively, and is included in accrued interest, related party on the accompanying condensed consolidated balance sheets.

Interest expense for other related party notes payable amounted to $2,067 for the three months ended September 30, 2012, and $6,154 for the nine months ended September 30, 2012.

7.           Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of the common shares issuable upon the exercise of stock options and warrants. Potentially dilutive common shares are excluded from the calculation if their effect is antidilutive. At September 30, 2012 there were options and warrants to purchase 9,287,501 and 1,160,607 shares of common stock, respectively, outstanding which could potentially dilute future net income (loss) per share. At September 30, 2011 there were warrants to purchase 1,044,584 shares of common stock outstanding which could potentially dilute future net income (loss) per share.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2012 and 2011 (Unaudited)

7.           Net Income (Loss) Per Share (continued)

Basic and diluted net loss per share was calculated as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Net loss	$(525,857)	$(551,442)	$(1,456,624)	$(1,136,551)

Weighted average shares outstanding - basic	41,985,950	35,949,838	41,137,769	34,351,290
Dilutive effect of stock options and warrants	-	-	-	-
Weighted average shares outstanding - diluted	41,985,950	35,949,838	41,137,769	34,351,290

Net loss per share - basic and diluted	$(0.01)	$(0.02)	$(0.03)	$(0.03)

8.           Stockholders’ Equity

Private Placements – In March 2012, the Company issued 1,463,572 shares of its common stock at $0.35 per share through a private placement (the “March Private Placement”). The Company incurred $28,642 in closing costs from the March Private Placement and also issued warrants valued at $14,675 to Ladenburg Thalmann & Co. Inc. (“Ladenburg”), the placement agent for the March Private Placement (see Note 9).

As part of the March Private Placement, in May 2012, the Company issued an additional 702,872 shares of its common stock at $0.35. The Company incurred $7,430 in closing costs from this issuance, and also issued warrants valued at $4,455 to Ladenburg (see Note 9).

Also, in July 2012, as part of the March Private Placement, the Company received proceeds of $14,000 for 40,000 shares of common stock to be issued.

On September 29, 2012, the Company approved a subsequent equity sale reset provision for the common stock issued in connection with the March Private Placement. If the Company sells or grants any option to purchase, or sells or grants any right to re-price, or otherwise disposes of or issues, any common stock or any common stock equivalents, entitling any person or entity to acquire shares of common stock at an effective price per share that is lower than $.35 per share (such lower price hereinafter called the " Reduced Base Price "), then the purchasers of common stock during the period commencing January 1, 2012 thru December 31, 2012 shall be entitled to receive additional shares of Common Stock that reduces their per share purchase price to the Reduced Base Price.

The maximum amount that could be raised through the March Private Placement is $1,000,000. As of September 30, 2012, the Company raised $772,255 through the March Private Placement.

In April 2012, two stockholders of the Company forgave $73,888 of accrued compensation costs to the Company. The substance of the forgiveness was to provide the Company with additional capital. Accordingly, forgiveness of the accrued compensation costs is reported as a $73,888 increase in paid-in capital.

9.           Warrants

In conjunction with a private placement in October 2010 (the “2010 Private Placement”), the Company issued warrants to Ladenburg, the placement agent for the 2010 Private Placement.  The warrants entitle Ladenburg to purchase up to a total of 1,044,584 shares of common stock for $0.25 per share.  The warrants expire October 28, 2015.  The warrants are exercisable, at the option of the holder, at any time prior to their expiration. The fair value of warrants issued to placement agents was calculated utilizing the probability weighted binomial method.  The warrants issued to Ladenburg contain provisions that make them redeemable for cash by the holder of the warrant under certain circumstances that are not within the control of the Company. Accordingly, the fair market value of the warrants as of the date of issuance has been classified as liabilities. The fair value of the 2010 Private Placement warrants as of September 30, 2012 was $167,133.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2012 and 2011 (Unaudited)

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

The warrants are exercisable, at the option of the holder, at any time prior to their expiration. The fair value of warrants issued to placement agents was calculated utilizing the probability weighted binomial method.  The warrants issued to Ladenburg contain provisions that make them redeemable for cash by the holder of the warrant under certain circumstances that are not within the control of the Company.  Accordingly, the fair market value of the warrants as of the date of issuance has been classified as liabilities. The fair value of the March Private Placements warrants at September 30, 2012 was $16,243.

The change in fair value of the warrants of $1,160 and $34,224 is included in the accompanying condensed consolidated statement of operations for the three and nine months ended September 30, 2012, respectively.

The significant assumptions which the Company used to measure the fair value of warrants at September 30, 2012 is as follows:

Stock price	$0.35
Term	3.08-4.64 Years
Volatility	50%
Risk-free interest rate	0.31 – 0.62%
Exercise prices	$0.25-0.35
Dividend yield	0.00%

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2012 and 2011 (Unaudited)

10.        Stock Options and Grants

2011 Plan – On July 27, 2011, in connection with the Merger, the Company obtained the written consent of holders of a majority of its outstanding common stock approving the 2011 Incentive Stock Plan (the “2011 Plan”). The 2011 Plan covers up to 8,000,000 shares of common stock, and all officers, directors, employees, consultants and advisors are eligible to be granted awards under the 2011 Plan. An incentive stock option may be granted under the 2011 Plan only to a person who, at the time of the grant, is an employee of the Company or its subsidiaries. The 2011 Plan expires on July 26, 2021, and is administered by the Company’s Board. As of September 30, 2012, there were 133,928 shares of common stock available for issuance under the 2011 Plan.

A summary of stock option activity under the 2011 Plan as of September 30, 2012 and changes during the nine months then ended are presented below:

	Shares	Weighted Average Fair Value Per Share	Weighted Average Exercise Price Per Share	Weighted Average Remaining Terms (in years)	Aggregate Intrinsic Value
Outstanding – December 31, 2011	5,407,500	$0.09	$0.20
Granted	3,880,001	0.14	0.57
Exercised	-	-	-
Cancelled	-	-	-
Outstanding – September 30, 2012	9,287,501	$0.11	$0.36	9.28	$818,775
Exercisable – December 31, 2011	1,719,167	$0.09	$0.20	9.86	$307,083
Exercisable – September 30, 2012	3,012,500	$0.11	$0.36	9.28	$260,425

For the three months and nine months ended September 30, 2012, the Company recognized stock-based compensation expense of $166,835 and $416,219, respectively, which is included in payroll and related expenses in the accompanying condensed consolidated statements of operations.

As of September 30, 2012, there was $473,820 of total unrecognized compensation costs related to non-vested stock options, which will be expensed over a weighted average period of 1.25 years. The intrinsic value is calculated as the difference between the fair value as of December 31, 2011 and the exercise price of each of the outstanding stock options. The fair value at September 30, 2012 and December 31, 2011 was $0.35 per share and $0.38 per share, respectively, as determined by using a weighted value between the income approach method, the public company market multiple method, and a fair value method developed by the Company.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2012 and 2011 (Unaudited)

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

During 2011, the Company executed a two year consulting agreement with a consultant, to act as a Senior Advisor of the Company. In consideration for the services to be performed under the agreement, the Company shall on the last business day of each month during the term, grant the consultant an option to purchase 10,000 shares of the Company’s Common Stock with an exercise price equal to fair market value. The terms of these options are the same as the CEO Options. During the nine months ending September 30, 2012, the consultant was granted options to purchase 90,000 shares of the Company’s Common Stock with exercise prices ranging from $0.30 to $0.40.

During the nine months ended September 30, 2012, the Company’s board of directors approved the issuance of up to an additional 2,000,000 shares of the Company’s common stock in the form of restricted stock or options. These options generally have the same terms and conditions as those provided under the 2011 Plan, however, the authorization of these options is not subject to shareholder approval. The issuance of these options will be approved by the Company’s board of directors on a case-by-case basis.  As of September 30, 2012, there were 578,571 shares of common stock available for issuance under this approval.

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

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2012 and 2011 (Unaudited)

10.        Stock Options and Grants (continued)

On August 7, 2012, eight executives and directors of the Company were granted options to purchase 125,001 shares of the Company’s Common Stock with an exercise price of $0.35. These options were granted under the same terms of the CEO Options.

On August 10, 2012, two consultants of the Company were granted options to purchase 1,100,000 shares of the Company’s Common Stock with an exercise price of $0.35. These options were granted under the same terms of the CEO Options.

The fair value of the stock-based option awards granted during the nine months ended September 30, 2012 were estimated at the date of grant using the Black-Scholes option valuation model with the following assumptions:

Expected dividend yield	0.00%
Expected stock volatility	50%
Risk-free interest rate	0.59 – 1.22%
Expected life	5.25 - 10 years

Because the Company does not have significant historical data on employee exercise behavior, the Company uses the “Simplified Method” to calculate the expected life of the stock-based option awards. The simplified method is calculated by averaging the vesting period and contractual term of the options.

11.        Commitments

Operating lease – The Company leases office space in New York City to conduct its business. The lease began in October 2011 and expires October 31, 2016, with rent escalations. Non-contingent rent increases are being amortized over the life of the lease on a straight line basis. The Company also had previous office space in New York City from November 2010 through September 2011. The rental expense charged to operations for the three month ended September 30, 2012 and 2011 amounted to $28,217 and $18,000, respectively. The rental expense charged to operations for the nine months ended September 30, 2012 and 2011 amounted to $84,651 and $54,000, respectively. Future minimum rental payments on this lease are as follows for the years ending December 31,:

2013	$111,469
2014	115,483
2015	121,312
2016	103,535
$451,799

12.        Related Party Transactions

ConGlobal Industries, Inc. is a minority stockholder of the Company and provides containers and labor on domestic projects.  The Company recognized Cost of Goods Sold of $238,578 and $156,468, for services ConGlobal Industries, Inc. rendered during the three months ended September 30, 2012 and 2011, respectively. The Company recognized Cost of Goods Sold of $803,149 and $820,616, for services ConGlobal Industries, Inc. rendered during the nine months ended September 30, 2012 and 2011, respectively. As of September 30, 2012 and December 31, 2011, $69,834 and $12,628, respectively, of such expenses are included in related party accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2012 and 2011 (Unaudited)

12.        Related Party Transactions (continued)

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

The Company has accrued certain reimbursable expenses of owners of the Company. Such expenses amounted to $6,474 for the year ended December 31, 2011 and are included in related party accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

13.        Cancellation of Trade Liabilities and Unpaid Interest

For the three months and nine months ended September 30, 2012 and 2011, the Company recognized debt forgiveness income of $0, $31,235, $31,447 and $61,733, respectively, as shown on the accompanying statements of operations, which represents forgiveness of trade accounts payable resulting from settlement agreements with vendors.

14.        Subsequent Events

Subsequent to September 30, 2012, the Company received proceeds of $60,250 for 172,143 shares of its common stock to be issued at $0.35.

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

During 2012, the Company formed SG Blocks Sistema De Constucao Brasileiro LTDA. (“SG Brazil”), a wholly owned subsidiary of the Company. SG Brazil was formed in order to actively explore opportunities in Brazil.

Results of Operations

Nine Months Ended September 30, 2012 and 2011:

Nine Months Ended September 30:

	2012	2011	Change
Loss from operations	(1,532,155)	(1,146,722)	(385,433)
Other income	84,622	10,171	74,451
Income tax expense	(9,091)	–	(9,091)
Net Loss	(1,456,624)	(1,136,551)	(320,073)

Revenue

Revenue for the nine months ended September 30, 2012 was $1,980,320 compared to $2,821,613 for the nine months ended September 30, 2011. This decrease of $841,293 results mainly from a block “green steel” sale to one customer in the amount of $1,425,000 being recognized during the nine months ended September 30, 2011, partly offset by an engineering job to one customer in the amount of $477,297 being recognized during the nine months ended September 30, 2012.

Cost of Revenue and Gross Profit

Cost of revenue decreased by $823,535 to $1,593,547 for the nine months ended September 30, 2012 from $2,417,082 for the nine months ended September 30, 2011. The decrease in cost of revenue results primarily from $1,361,197 of block “green steel” costs being recognized for one customer during the nine months ended September 30, 2011, offset by $454,568 of engineering costs being recognized for one customer during the nine months ended September 30, 2012. Gross profit decreased slightly to $386,773 for the nine months ended September 30, 2012 compared to $404,531 for the nine months ended September 30, 2011. The gross profit percentage increased by 6% to 20% for the nine months ended September 30, 2012, compared to 14% for the nine months ended September 30, 2011. The gross profit percentage was lower during 2011 primarily due to a block “green steel” sale in the amount of $1,425,000 being recognized at a gross profit percentage of 5%.

Payroll and Related Expense

Payroll and related expense for the nine months ended September 30, 2012 was $1,073,808 compared to $697,305 for the nine months ended September 30, 2011. The increase of $376,503 principally results from recognition of stock compensation expense for stock options granted during the period. During the nine months ended September 30, 2012, $416,219 of stock compensation expense was recognized. Also, payroll expense for management employees was lower during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 due to the fact that the Company is trying to lower costs.

Other Operating Expenses

Other operating expense for the nine months ended September 30, 2012 was $845,120 compared to $853,948 for the nine months ended September 30, 2011. The significant changes from the nine months ended September 30, 2011 to the nine months ended September 30, 2012 are the following: approximately $30,000 increase in rent expense, approximately $55,000 increase in professional fees, approximately $37,000 increase in bad debt expense, approximately $25,000 decrease in pre-prjoect expenses, approximately $164,000 decrease in marketing and business development expenses, and approximately $57,000 increase in other operating expenses.

Interest Expense

Interest expense for the nine months ended September 30, 2012 was $6,154 compared to $2,520 for the nine months ended September 30, 2011.

Other income

During the nine months ended September 30, 2012 and 2011 there was other income recognized from a cancellation of trade liabilities and accrued interest of $31,447 and $61,733, respectively. Additionally during the nine months ended September 30, 2012 and 2011 there was other income (expense) of $34,224 and $(49,111), respectively, recognized due to a change in fair value of financial instruments.

Also during the nine months ended September 30, 2012 there was other income of $25,000 recognized from insurance proceeds in relation to a damaged shipping container home from a prior year.

Income Tax Expense

During the nine months ended September 30, 2012, $9,091 was accrued for income taxes relating to the profit recognized in the Company's Brazilian subsidiary.  The amount accrued was based on the income tax rates in Brazil.

Three Months Ended September 30, 2012 and 2011:

Three Months Ended September 30:

	2012	2011	Change
Loss from operations	(524,987)	(531,193)	6,206
Other income	(870)	(20,249)	19,379
Income tax expense	-	–	-
Net Loss	(525,857)	(551,442)	25,585

Revenue

Revenue for the three months ended September 30, 2012 was $373,250 compared to $228,930 for the three months ended September 30, 2011. This increase of $144,320 results mainly from more block “green steel” jobs being completed during the three months ended September 30, 2012 compared to the three months ended September 30, 2011.

Cost of Revenue and Gross Profit

Cost of revenue increased by $105,900 to $305,669 for the three months ended September 30, 2012 from $199,769 for the three months ended September 30, 2011. The increase in cost of revenue results primarily from more block “green steel” jobs and more engineering jobs being completed during the three months ended September 30, 2012 as compared to the three months ended September 30, 2011. Gross profit increased to $67,581 for the three months ended September 30, 2012 compared to $29,161 for the three months ended September 30, 2011. Gross profit increased primarily due to revenue being recognized from approximately 20 block “green steel” jobs during the three months ended September 30, 2012, compared to revenue being recognized from approximately 10 block “green steel” jobs during the three months ended September 30, 2011 Gross profit percentage increased by 5% to 18% for the three months ended September 30, 2012, compared to 13% for the three months ended September 30, 2011.

Payroll and Related Expense

Payroll and related expense for the three months ended September 30, 2012 was $358,918 compared to $228,708 for the three months ended September 30, 2011. The increase of $130,210 principally results from recognition of stock compensation expense for stock options granted during the period. During the three months ended September 30, 2012, $166,835 of stock compensation expense was recognized. Also, payroll expense for management employees was lower during the three months ended September 30, 2012 compared to the three months ended September 30, 2011 due to the fact that the Company is trying to lower costs.

Other Operating Expenses

Other operating expense for the three months ended September 30, 2012 decreased to $233,650 compared to $331,646 for the three months ended September 30, 2011. The decrease of $97,996 primarily consists of a decrease of approximately $70,000 in professional fees.

Interest Expense

Interest expense for the three months ended September 30, 2012 was $2,067 compared to $486 for the three months ended September 30, 2011.

Other income

During the three months ended September 30, 2011 there was other income recognized from a cancellation of trade liabilities and accrued interest of $31,235. Additionally during the three months ended September 30, 2012 and 2011 there was other income (expense) of $1,160 and $(51,040), respectively, recognized due to a change in fair value of financial instruments.

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

Liquidity and Capital Resources

Since SG Building’s inception in 2008, SG Building has generated losses from operations and the Company anticipates that it will continue to generate losses from operations for the foreseeable future. As of September 30, 2012 and December 31, 2011, the Company’s stockholders’ deficiency was approximately $367,000 and $185,000, respectively.  The Company’s net loss from operations for the nine months ended September 30, 2012 was $1,532,155.  Net cash used in operating activities was $934,466 for the nine months ended September 30, 2012.

Through September 30, 2012, the Company has incurred an accumulated deficiency since inception of $6,727,375.  At September 30, 2012, the Company had a cash balance of $282,293.

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

During the nine months ended September 30, 2012, the Company raised $642,183 in net new funds through the issuance of common stock in conjunction with the March Private Placement, and also received $14,000 for common stock to be issued. The proceeds from these issuances were used to fund the Company’s operations and working capital needs.

The Company intends to raise additional funds for the remainder of 2012 and 2013 through a private placement of its common stock. The additional capital would be used to fund the Company’s operations, including the costs that it expects to incur as a public company. The current level of cash and operating margins is not enough to cover the existing fixed and variable obligations of the Company, so increased revenue performance and the addition of capital through issuances of securities are critical to the Company’s success. Should the Company not be able to raise additional capital through a private placement or some other financing source, the Company would take one or more of the following actions to conserve cash: reduction in employee headcount, reduction in base salaries to senior executives and employees, and other cost reduction measures. Assuming that the Company is successful in its growth plans and development efforts, the Company believes that it will be able to raise additional funds through sales of its stock. There is no guarantee that the Company will be able to raise such additional funds on acceptable terms, if at all.

These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

The Company’s financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should it be unable to continue as a going concern.

Off –Balance Sheet Arrangements

As of September 30, 2012 and December 31, 2011, the Company had no material off-balance sheet arrangements other than operating leases to which SG Building is a party.

In the ordinary course of business, SG Building enters into agreements with third parties that include indemnification provisions which, in its judgment, are normal and customary for companies in its industry sector. These agreements are typically with consultants and certain vendors. Pursuant to these agreements, SG Building generally agrees to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to actions taken or omitted by SG Building. The maximum potential amount of future payments SG Building could be required to make under these indemnification provisions is unlimited. SG Building has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, the Company has no liabilities recorded for these provisions as of September 30, 2012.

Critical Accounting Estimates and New Accounting Pronouncements

Critical Accounting Estimates

Our condensed consolidated financial statements have been prepared with generally accepted accounting principles in the United States (“GAAP”), which require management to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that management believes to be reasonable. Actual results may differ from those estimates. Critical accounting policies represent the areas where more significant judgments and estimates are used in the preparation of our condensed consolidated financial statements. A discussion of such critical accounting policies, which include share-based payments, derivative instruments, and revenue recognition can be found in our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no material changes to the policies noted above as of the Quarterly Report on Form 10-Q for the period ended September 30, 2012.

Related Party Transactions

ConGlobal Industries, Inc. is a minority stockholder of the Company and provides containers and labor on domestic projects.  The Company recognized Cost of Goods Sold of $238,578 and $156,468, for services ConGlobal Industries, Inc. rendered during the three months ended September 30, 2012 and 2011, respectively. The Company recognized Cost of Goods Sold of $803,149 and $820,616, for services ConGlobal Industries, Inc. rendered during the nine months ended September 30, 2012 and 2011, respectively. As of September 30, 2012 and December 31, 2011, $69,834 and $12,628, respectively, of such expenses are included in related party accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

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

The Company has accrued certain reimbursable expenses of owners of the Company. Such expenses amounted to $6,474 for the year ended December 31, 2011 and are included in related party accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

Transactions with Vector

Prior to consummation of the Merger, certain accounting and related finance functions were performed on behalf of the Company by employees of Vector, the Company’s pre-Merger principal stockholder.  Expenses incurred relating to these functions were allocated to the Company and paid as incurred to Vector based on management’s best estimate of the cost involved.  The amounts allocated were immaterial for the nine months ended September 30, 2011.

On March 26, 2009, the Company entered into a $50,000 Revolving Credit Promissory Note (the “ Revolver ”) with Vector due December 31, 2012.  During the nine months ended September 30, 2012, the Revolver was extended for a year, with a maturity date of December 31, 2013. The loan bears interest at 11% per year.  On January 26, 2011, the Company and Vector entered into an amendment to the Revolver increasing the amount that it may borrow thereunder from $50,000 to $100,000.  As of September 30, 2012, the Revolver had $73,500 of principal and $18,373 of interest outstanding.

As a pre-Merger stockholder of SG Building and now a stockholder of the Company, Vector received 2,018,519 shares of Company common stock in exchange for the SG Building common stock it held at the time of the Merger.  Messrs. Lampen and Kirkland are each executive officers of Vector.

Transactions with Ladenburg

During the first fiscal quarter of 2012, the Company engaged Ladenburg as its placement agent to conduct a best efforts private placement of the Company’s common stock at a valuation of $0.35 per share (the March Private Placement).  In connection with the March Private Placement, Ladenburg has and will receive compensation based on the following components: (a) a cash commission equal to 6% of the aggregate purchase price of the shares sold to all investors at each closing (or a lesser percentage with respect to certain investors, as agreed upon between the Ladenburg and the Company) and will be issued a five-year warrant to purchase shares of Common Stock of the Company equal to nine percent (9%) of the total number of shares sold to all investors at such closing (or a lesser percentage in the event certain investors invest, as agreed upon between Ladenburg and the Company), (b) the shares of Common Stock underlying the warrants issued to the Ladenburg will have the same registration rights as the investors with respect to their shares and (c) at the initial closing, the Company reimbursed Ladenburg for its reasonable expenses incurred in connection with the offering.

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

(b) Changes in Internal Control over Financial Reporting

Notwithstanding our remedial actions and integration of our financial reporting systems following the Merger, there was no change in our internal control over financial reporting that occurred during the third quarter of 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of September 30, 2012 and December 31, 2011, SG Building, our wholly-owned subsidiary, had cash and cash equivalents of $282,293 and $561,759, respectively.  However, over the nine months ended September 30, 2012 and fiscal year ended December 31, 2011, we had a net loss of $1,456,624 and $1,909,575, respectively.  We incurred additional losses during the quarter ended September 30, 2012.  If we are not successful with our marketing efforts to increase sales, we will experience a shortfall in cash over the next twelve months.  If necessary, we will implement a plan to fund such a deficit which could include, among other things, reducing operating expenses in an amount sufficient to operate the business for a reasonable period of time.  During the nine months ended September 30, 2012, we received net proceeds of $642,183 from a private placement, and also received $14,000 for common stock to be issued.  We may also seek to obtain debt or additional equity financing to address any shortfalls in our cash.  The type, timing and terms of the financing we may select will depend on, among other things, our cash needs, the availability of other financing sources and prevailing conditions in the financial markets.  However, there can be no assurance that we would be able to secure additional funds if needed and that if such funds are available, whether the terms or conditions would be acceptable to us.  In such case, the further reduction in operating expenses might need to be substantial in order for us to ensure enough liquidity to sustain our operations.  It will also be difficult for us to make any acquisitions unless we can raise additional capital.  Any financing would be dilutive to our stockholders.

The Company has identified cost reduction measures which when implemented would result in a reduction in employee headcount, reduction in base salaries to senior executives and employees, and other cost savings measures. These actions have been implemented and have begun to result in annual cost savings.

We have incurred net losses in certain prior periods and there can be no assurance that we will generate income in the future.

Our ability to achieve profitability will depend upon our ability to generate and sustain substantially increased revenues.  We may incur operating losses in the future as we execute our growth strategy.  We intend to make significant expenditures related to marketing, expansion of our website, hiring of additional personnel, and development of our technology and infrastructure.  Although SG Building generated revenue from continuing operations during the fiscal year ended December 31, 2010 and the fiscal year ended December 31, 2011, it has incurred net losses of $1,247,644 and $1,909,575, respectively, during such periods.  For the fiscal year ended December 31, 2010 and the fiscal year ended December 31, 2011, we (prior to giving effect to the Merger of CDSI Merger Sub with and into SG Building (formerly SG Blocks, Inc.)) incurred net losses of $35,204 and $118,460, respectively, during such periods.  Over the nine months ended September 30, 2012, we had a net loss of $1,456,624.  The likelihood that we will generate net income in the future must be considered in light of the difficulties facing the construction and construction management industries as a whole, economic conditions, the competitive environment in which we operate and the other risks and uncertainties discussed in this Quarterly Report on Form 10-Q.  Our operating results for future periods are subject to numerous uncertainties, and it may not achieve sufficient revenues to sustain or increase profitability on a quarterly or annual basis.

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

As of September 30, 2012, there are outstanding Warrants to purchase 1,160,607 shares of common stock and options to purchase 9,287,501 shares of common stock.  Options to purchase 7,866,072 shares were granted under our 2011 Incentive Stock Plan.  The exercise of such outstanding warrants and options would dilute the then-existing stockholders’ percentage ownership of the Company’s stock, and any sales in the public market of common stock underlying such securities could adversely affect prevailing market prices for the common stock.  Moreover, the terms upon which the Company would be able to obtain additional equity capital could be adversely affected since the holders of such securities can be expected to exercise them at a time when the Company would, in all likelihood, be able to obtain any needed capital on terms more favorable to the Company than those provided by such securities.

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

During the first fiscal quarter of 2012, the Company conducted a best efforts private placement of the Company’s common stock at a valuation of $0.35 per share (the March Private Placement). On March 28, 2012, we received net proceeds of $433,608 from the private placement.  We issued 1,463,572 shares of our common stock in connection with this March Private Placement.  On May 23, 2012, we received additional proceeds of $208,585 from the March Private Placement. We issued 702,872 shares of our common stock in connection with this offering. Also, in July, 2012, we received $14,000 for common stock to be issued in connection with the March Private Placement. The proceeds from this offering will be used to support the Company’s business growth and for general working capital requirements.  As additional consideration for services by Ladenburg, the placement agent in the March Private Placement, the Company issued warrants to purchase 86,323 shares of our common stock for $0.35 per share to Ladenburg (the “March Warrants”).  The March Warrants expire on March 27, 2017.  Ladenburg also received warrants to purchase 29,700 shares our common stock for $0.35 per share on May 23, 2012 (the “May Warrants”). The May Warrants expire on May 22, 2017. The March Warrants and May Warrants have registration rights and contain redemption provisions that make them redeemable for cash by the holder of the warrant under certain circumstances that are not within the control of the Company.   The Warrants are governed by the terms of a Warrant Agreement between the Company the Ladenburg.  The warrants are exercisable, at the option of the holder, at any time prior to their expiration.  The issuance of the shares and March Warrants and May Warrants in March Private Placement was exempt from the registration requirements under the Securities Act, pursuant to Section 4(2) thereof, because the transaction did not involve a public offering.

During the three months ended September 30, 2012, the Company issued the following options to purchase the Company’s common stock to consultants, directors, officers and employees of the Company:

Recipient	Date	Exercise Price	Amount
Edmund P. Giambastiani, Jr. - Consultant	07/31/2012	$0.30	10,000
	08/31/2012	$0.35	10,000
	09/30/2012	$0.40	10,000
Stevan Armstrong – President, Chief Operating Officer and Director	08/07/2012	$0.35	14,286
Jennifer Strumingher – Chief Administrative Officer	08/07/2012	$0.35	14,286
Richard Lampen – Director	08/07/2012	$0.35	14,286
J. Bryant Kirkland III – Director	08/07/2012	$0.35	17,857
Joseph Tacopina – Director	08/07/2012	$0.35	14,286
J. Scott Magrane – Director	08/07/2012	$0.35	17,857
Christopher Melton – Director	08/07/2012	$0.35	17,857
Brian Wasserman – Chief Financial Officer and Director	08/07/2012	$0.35	14,286
SGBlocksdt LLC – Consultant	08/10/2012	$0.35	1,000,000
Alexco - Consultant	08/10/2012	$0.35	100,000

TOTAL			1,255,001

Options to purchase 28,572 shares of the Company's common stock were awarded pursuant to the Company’s 2011 Incentive Stock Plan. One third of the options vest upon grant, the second third vests on the first anniversary of the grant date, and the remaining third vests on the second anniversary of the grant date.  The remaining 1,226,429 options were awarded by approval of the Company’s board of directors. These options generally have the same terms and conditions as provided under the 2011 Incentive Stock Plan (See Note 10). The aggregate number of such options granted to consultants is 1,130,000 options. The aggregate number of such options granted to the Company’s directors and officers is 125,001. The issuance of such options was exempt from the registration requirements under the Securities Act, pursuant to Section 4(2) thereof, because the transaction did not involve a public offering.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

See “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds" regarding the unregistered sale of equity securities, which is incorporated herein by reference.

During November 2012, the Company sold and issued shares of common stock, at a price of $0.35 per share, in the following transactions with directors of the Company:

Date of Sale	Director	Number of Shares
November 14, 2012	Christopher Melton	85,000
November 19, 2012	J. Bryant Kirkland III	28,572
November 19, 2012	Richard J. Lampen	30,000
November 19, 2012	J. Scott Magrane	28,571

The Company received total proceeds of $60,250 from the sale of shares to its directors in November 2012.  The proceeds from these sales will be used to support the Company’s business growth and for general working capital requirements. The issuances of these shares are exempt from the registration requirements under the Securities Act, pursuant to Section 4(2) thereof, because the transactions did not involve a public offering.

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

SG BLOCKS, INC.
(Registrant)

Date: November 26, 2012	By:	/s/Brian Wasserman
Brian Wasserman
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Chief Accounting Officer