Form 10-K
period 2012-12-31
SG BLOCKS, INC.
filed 2013-03-28
CIK 1023994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No   ☒

The aggregate market value of the common stock held by non-affiliates of SG Blocks, Inc. as of June 30, 2012 was approximately $373,613.

As of March 25, 2013, the issuer had a total of 42,198,093 shares of common stock outstanding.

SG BLOCKS, INC.
FORM 10-K

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

Upon consummation of the Merger, the holders of common stock of SG Building received an aggregate of 36,050,764 shares of common stock in the Company.  Additionally, Ladenburg Thalman & Co. Inc. ("Ladenburg") received in the Merger 408,750 shares of Company common stock pursuant to contractual obligations between SG Building and Ladenburg. Upon consummation of the Merger, all outstanding SG Building warrants were cancelled and substituted with warrants of similar tenor to purchase an aggregate of 1,145,510 shares of Company common stock.  Immediately following the Merger, warrants to purchase 100,926 shares of Company common stock were forfeited by a warrant holder.  As a result of the foregoing, the holders of Company common stock prior to the Merger owned an aggregate of 8% of the Company common stock on a fully diluted basis immediately after the Merger, the stockholders and warrant holders of SG Building before the Merger beneficially owned an aggregate of 91% of the Company common stock on a fully diluted basis immediately after the Merger, and Ladenburg owned an aggregate of 1% of the Company common stock on a fully diluted basis immediately after the Merger (not including warrants to purchase shares of Company common stock it received in the Merger as a result of it holding warrants to purchase shares of SG Building common stock prior to the Merger).

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

During 2011, the Company formed SG Blocks Sistema De Constucao Brasileiro LTDA. (“SG Brazil”), a wholly owned subsidiary of the Company. SG Brazil was formed in order to actively explore opportunities in Brazil.

SG Building’s products have been featured in reports by several leading media outlets including Fortune, NY Times, NY Post, USA Today, CNN, Washington Post, ABC World News, NBC Nightly News and Bob Vila. In addition, Popular Mechanics selected one of SG Building’s buildings as a “best green design” in its April 2009 edition.

Description of Business

SG Building first selects shipping containers appropriate for the project, often that have reached the end of their useful life, which are then designed and proprietarily engineered.  These durable steel containers are then modified or manufactured under contract into a structure that is referred to in this “Description of Business” section as “SG Blocks™”.  A combination of engineering and architecture is used to make the containers adaptable for a wide variety of commercial and residential uses.

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

Partners, affiliates and customers carry the responsibility for container storage, modification, transportation and welding, leaving SG Building to manage the logistical task of coordinating the efforts of its strategic partners.  These alliances help SG Building maintain a steady supply of containers available around the world.  SG Building has been asked to explore by clients, international opportunities, including in Brazil where it has formed a subsidiary.

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

Also, SG Building builds off of an alternative steel framing system that provides different benefits to customers.

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

Customers

SG Building counts among its customers such notable brands as Schneider Electric, Starbucks Coffee Company, Lacoste, Equinox Fitness Clubs, Bareburger and Puma.

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

On November 15, 2011, we entered into a two-year consulting agreement with Admiral Edmund P. Giambastiani, Jr. U.S. Navy (ret) (the “Giambastiani Agreement”).  Pursuant to the Giambastiani Agreement, Mr. Giambastiani will serve as a consultant to the Company on matters relating to business development and provide advice on products and operations.  For each month during term of the Giambastiani Agreement, Mr. Giambastiani will be granted options to purchase 10,000 shares of Company common stock.  Such grants will be made pursuant to our 2011 Incentive Stock Plan or pursuant to separate grant letters and priced at Fair Market Value on the date of grant.

In March 2012, we entered into strategic partnership with McCann Enterprise Worldwide (MCEW) to jointly implement a sales, product design, and brand enhancement platform for current and prospective clients of both companies.

On August 27, 2012, we entered into a two-year consulting agreement with Donald Trump, Jr. (the “Trump Agreement”). Pursuant to the Trump Agreement, Mr. Trump Jr. will serve as a consultant to the Company on matters relating to business development and provide advice on products and operations.  Mr. Trump Jr. was granted options to purchase 1,000,000 shares of the Company common stock. Such grant was made pursuant to a grant letter and priced at Fair Market Value on the date of grant.

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

As of December 31, 2012 and 2011, SG Building, our wholly-owned subsidiary, had cash and cash equivalents of $868,067 and $561,759, respectively.  However, during the fiscal years ended December 31, 2012 and 2011, we had a net loss of $1,766,025 and $1,909,575, respectively.  We incurred additional losses during the quarter ended March 31, 2013.  If we are not successful with our marketing efforts to increase sales, we will experience a shortfall in cash over the next twelve months.  If necessary, we will implement a plan to fund such a deficit which could include, among other things, reducing operating expenses in an amount sufficient to operate the business for a reasonable period of time.  During the year ended December 31, 2012, we received net proceeds of $642,183 from a private placement, and also received $74,250 for common stock. In addition in December 2012 and January 2013 we received an aggregate of $1,350,000 from the issuance of convertible debentures. We may also seek to obtain debt or additional equity financing to address any shortfalls in our cash.  The type, timing and terms of the financing we may select will depend on, among other things, our cash needs, the availability of other financing sources and prevailing conditions in the financial markets.  However, there can be no assurance that we would be able to secure additional funds if needed and that if such funds are available, whether the terms or conditions would be acceptable to us.  In such case, the further reduction in operating expenses might need to be substantial in order for us to ensure enough liquidity to sustain our operations.  It will also be difficult for us to make any acquisitions unless we can raise additional capital.  Any financing would be dilutive to our stockholders.

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

Our ability to achieve profitability will depend upon our ability to generate and sustain substantially increased revenues. We may incur operating losses in the future as we execute our growth strategy. We intend to make significant expenditures related to marketing, expansion of our website, hiring of additional personnel, and development of our technology and infrastructure. Although SG Building generated revenue from operations during the fiscal years ended December 31, 2012 and 2011, it has incurred net losses of $1,766,025 and $1,909,575, respectively, during such periods. The likelihood that we will generate net income in the future must be considered in light of the difficulties facing the construction and construction management industries as a whole, economic conditions, the competitive environment in which we operate and the other risks and uncertainties discussed in this Annual Report. Our operating results for future periods are subject to numerous uncertainties, and it may not achieve sufficient revenues to sustain or increase profitability on a quarterly or annual basis.

The Company’s ability to continue as a going concern is contingent upon securing additional capital.

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

As of February 28, 2013, there are outstanding Warrants to purchase 4,781,072 shares of common stock and options to purchase 9,337,501 shares of common stock.  Options to purchase 7,846,072 shares were granted under our 2011 Incentive Stock Plan.  We also have outstanding convertible debt which is initially convertible into approximately 4,320,000 shares of the Company’s common stock. However, the terms of the convertible debentures provide that under certain circumstances the number of shares issuable upon the conversion of the debentures can be increased based on the market price of the Company’s common stock at the time of conversion. Accordingly, if the price of the common stock is significantly below $0.43 per share, the number of shares the convertible debt is convertible into could be significantly higher than 4,320,000 shares. The exercise of such outstanding warrants and options or the conversion into common stock of our convertible debt would dilute the then-existing stockholders' percentage ownership of the Company's stock, and any sales in the public market of common stock underlying such securities could adversely affect prevailing market prices for the common stock.  Moreover, the terms upon which the Company would be able to obtain additional equity capital could be adversely affected since the holders of such securities can be expected to exercise or convert them at a time when the Company would, in all likelihood, be able to obtain any needed capital on terms more favorable to the Company than those provided by such securities.  See sections entitled “Executive Compensation - Stock Options ".

We have a history of losses.

We have reported an operating loss in each of our fiscal quarters since inception.  There is a risk that we will continue to incur operating losses.

We are dependent on the services of key personnel, and the unexpected loss of their services may adversely affect its operations.

Our success depends highly upon the personal efforts and abilities of our senior management team, specifically the efforts of Paul Galvin, the Company’s Chief Executive Officer and Director, Stevan Armstrong, the Company’s President and Chief Operating Officer and Director, and Brian Wasserman, the Company’s Chief Financial Officer and Director.  The loss of the services of one or more of these individuals could have a material adverse effect on our business.  Our ability to achieve profitability and generate increased revenue will depend upon our ability to retain, and attract if necessary, experienced management personnel.

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

As a result of the merger between a wholly-owned subsidiary of the Company and SG Building in November 2011, we have become an operating company. See the section entitled “ Description of Business - SG Blocks Merger ” in Part I, Item 1 of this Annual Report for a description of the Merger.  Accordingly, we may be subject to more information and reporting requirements of the Securities Exchange Act of 1934 and other Federal securities laws, including compliance with the Sarbanes-Oxley Act. The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the Securities and Exchange Commission (including reporting of the Merger) and furnishing audited reports to stockholders may increase and may cause our expenses to be higher.

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

As a result of acquisitions or additional capital raisings, we may issue additional securities or instruments that may be convertible into or exercisable or exchangeable for, or otherwise entitle the holder thereof to receive common stock.  The issuance of such additional securities will dilute the ownership of our then current stockholders.

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

The Company’s common stock is currently quoted on the OTC Bulletin Board (“ OTCBB ”) under the symbol “SGBX”.  Prior to November 9, 2011, the common stock was quoted under the symbol “CDSI”.  The following table sets forth for the periods indicated, the reported high and low closing bid quotations per share for our common stock.  The sale prices set forth below reflect inter-dealer quotations, do not include retail mark-ups, markdowns or commissions and do not necessarily represent actual transactions.

Year Ended December 31, 2012	High	Low
Fourth Quarter	$0.45	$0.25
Third Quarter	0.51	0.12
Second Quarter	0.60	0.25
First Quarter	0.70	0.26

Year Ended December 31, 2011	High	Low
Fourth Quarter	$1.00	$0.20
Third Quarter	0.65	0.19
Second Quarter	0.23	0.20
First Quarter	0.50	0.19

Stockholders

As of March 25, 2013, there were 42,198,093 shares of common stock outstanding, held by 96 holders of record.

Dividend Policy

We have never declared or paid dividends on our common stock and do not expect to pay any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

On December 27, 2012, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Hillair Capital Investments L.P. ("Hillair") whereby the Company issued and sold to Hillair: (i) $1,120,000 in 8% Original Issue Discount Senior Secured Convertible Debentures Due July 1, 2014, for a subscription amount of $1,000,000 (the “Debenture”), and (ii) a common stock purchase warrant (the “Warrant”) to purchase up to 2,604,651 shares of the Company's common stock at $0.4488. The sale of the Debenture and Warrant was consummated on December 28, 2012.  The warrants may be exercised at any time on or after June 27, 2013 and expire on June 27, 2018. The warrants issued to Hillair contain provisions that make them redeemable for cash by the holder of the warrant under certain circumstances that are not within the control of the Company. In connection, with the issuance of convertible debentures to Hillair, the Company issued warrants to Merriman Capital Inc. (“Merriman”). The warrants entitle Merriman to purchase up to 52,093 shares of Common Stock for $0.4488 and 52,093 shares of Common Stock at $0.43. The warrants issued to Merriman contain terms substantially similar to the warrants issued to Hillair. The issuance of the warrants to Hillair and Merriman was exempt from the registration requirements under the Securities Act, pursuant to Section 4(2) thereof, because the transaction did not involve a public offering.

In connection with the Securities Purchase Agreement, the Company is required to maintain compliance with a variety of contractual provisions which include certain affirmative and negative covenants. The requirements principally consist of a requirement to maintain timely filings with the SEC, reserve sufficient authorized shares to issue upon the exercise of the underlying conversion option, and permit the note holders to participate in future financing transactions. The Company is also restricted, among other things, from incurring new indebtedness, permitting additional liens, making material changes to its charter documents, repay or repurchase more than a de minims number of shares of its common stock or common stock equivalents, repay or repurchase any indebtedness, pay cash dividends, enter into transactions with affiliates or use the proceeds of the convertible notes to provide funding to its Brazilian subsidiary. The underlying securities purchase and debenture agreements also provide for the Company to pay liquidated damages in the event of its failure to (i) deliver shares upon the conversion of the notes, in which case the liquidated damages would amount to a cash payment of $10 per trading day (increasing to $15 per trading day on the fifth trading day) for each $1,000 of principal amount being converted until such certificates are delivered  (ii) maintain timely required filings with the SEC, in which case the liquidated damages would amount to a cash payment of two percent (2.0%) of the aggregate subscription amount of such purchasers securities on the day of the failure to maintain timely filings with the SEC and on every thirtieth (30th) day thereafter until the required documents are filed with the SEC or is no longer required for the purchaser to transfer the underlying shares pursuant to Rule 144 and (iii) to compensate the Holder for a Buy-in of securities previously sold by the Holder, as defined in the agreements, on a failure to timely deliver certificates upon conversion by the Holder.  If the holder is subject to a Buy-in, then Company shall (A) pay in cash to the Holder (in addition to any other remedies available to or elected by the Holder) the amount, if any, by which (x) the Holder’s total purchase price (including any brokerage commissions) for the Common Stock so purchased exceeds (y) the product of (1) the aggregate number of shares of Common Stock that the Holder was entitled to receive from the conversion at issue multiplied by (2) the actual sale price at which the sell order giving rise to such purchase obligation was executed (including any brokerage commissions) and (B) at the option of the Holder, either reissue (if surrendered) this Debenture in a principal amount equal to the principal amount of the attempted conversion (in which case such conversion shall be deemed rescinded) or deliver to the Holder the number of shares of Common Stock that would have been issued if the Company had timely complied with its delivery requirements.

In July 2012 and November 2012, the Company issued an aggregate of 212,143 shares of the Company’s common stock at $0.35 per share, for total proceeds of $74,250. 172,143 of these shares were issued to directors of the Company. The issuance of these shares was exempt from the registration requirements under the Securities Act, pursuant to Section 4(2) thereof, because the transaction did not involve a public offering.

In January 2013, the Company issued and sold an aggregate of: (i) $392,000 in 8% Original Issue Discount Senior Secured Convertible Debentures Due July 1, 2014, for a subscription amount of $350,000, and (ii) common stock purchase warrants to purchase up to 911,628 shares of the Company’s common stock. Except for the date of issuance, these debentures and warrants have the same terms and conditions as the debenture and warrant issued to Hillair as described above. The issuance of these warrants was exempt from the registration requirements under the Securities Act, pursuant to Section 4(2) thereof, because the transaction did not involve a public offering.

During the three months ended December 31, 2012, the Company issued the following options to purchase the Company’s common stock to consultants, directors, officers and employees of the Company:

Recipient	Date	Exercise Price	Amount
Edmund P. Giambastiani, Jr. - Consultant	10/31/2012	$0.40	10,000
	11/31/2012	$0.31	10,000
	12/31/2012	$0.25	10,000

TOTAL			30,000

30,000 options were awarded by approval of the Company’s board of directors. These options generally have the same terms and conditions as provided under the 2011 Incentive Stock Plan (See Note 16). The aggregate number of such options granted to consultants is 10,000 options. The issuance of such options was exempt from the registration requirements under the Securities Act, pursuant to Section 4(2) thereof, because the transaction did not involve a public offering.

Issuer Purchases of Equity Securities

No securities of ours were repurchased by us during 2012.

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
	39,729,506

In connection with the Merger Agreement, the Company entered into an escrow agreement with former shareholders of SG Building in order to provide for any payment to which the Company may be entitled with respect to post-closing rights to indemnification under the Merger Agreement. Under the terms of the escrow agreement, the former stockholders of SG Building placed in escrow (with an independent escrow agent) a total of 817,500 shares of common stock received by them in the Merger. Such shares of common stock were held in escrow as the Company’s sole remedy for rights to indemnification under the Merger Agreement. Claims for indemnification could of been asserted by the Company until the 5 th  business day after the Company filed the Annual Report on Form 10-K with the Securities and Exchange Commission for the year ended December 31, 2011. No claims were asserted by the Company within the escrow period, and accordingly the escrow shares were released from escrow in April 2012.

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

During 2011, the Company formed SG Blocks Sistema De Constucao Brasileiro LTDA. (“SG Brazil”), a wholly owned subsidiary of the Company. SG Brazil was formed in order to actively explore opportunities in Brazil.

Results of Operations

Years Ended December 31, 2012 and 2011:

Year Ended December 31

	2012	2011
Loss from operations	(1,940,424)	(2,059,080)
Other income (expenses):	174,399	149,505
Net Loss	(1,766,025)	(1,909,575)

Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011:

Revenue

Revenue for the year ended December 31, 2012 was $2,450,665 compared to $3,964,796 for the year ended December 31, 2011. This decrease of $1,514,131 results mainly from a block “green steel” sale to one customer in the amount of approximately $1,425,000 being recognized during the year ended December 31, 2011. In total, revenue from block “green steel” sales decreased by approximately $1,900,000 from the year ended December 31, 2011 to the year ended December 31, 2012. This decrease was offset by an increase of approximately $475,000 of revenue being recognized from engineering jobs from the year ended December 31, 2011 to the year ended December 31, 2012.

Cost of Revenue and Gross Profit

Cost of revenue decreased by $1,410,180 to $1,997,738 for the year ended December 31, 2012 from $3,407,918 for the year ended December 31, 2011. This decrease in cost of revenue results primarily from approximately $1,360,000 of block “green steel” costs being recognized for one customer during the year ended December 31, 2011. Gross profit decreased by $103,951 to $452,927 for the year ended December 31, 2012 from $556,878 for the year ended December 31, 2011. Gross profit percentage increased to 18.5% for the year ended December 31, 2012 compared to 14.1% for the year ended December 31, 2011. This increase of 4.4% resulted primarily from the following changes in gross profit percentage from the year ended December 31, 2011 to the year ended December 31, 2012; an increase of 10% in block “green steel” jobs from 15% to 25%, an increase of 2% in engineering jobs from 14% to 16% and a decrease of 13% in project management jobs from 7% to (6)%, gross profit percentages.  The gross profit percentage for block “green steel” jobs increased primarily due to a single job for approximately $1,425,000 being recognized for the year ended December 31, 2011, which had a gross profit percentage of 5%. The gross profit percentage for engineering jobs increased primarily due to a single job for approximately $110,000 being recognized for the year ended December 31, 2011, which had a gross profit percentage of 10%. The Company incurred gross loss from project management revenue during the year ended December 31, 2012 due to losses recognized on two jobs totaling approximately $41,000.

Payroll and Related Expense

Payroll and related expense for the year ended December 31, 2012 was $1,357,717 compared to $1,084,953 for the year ended December 31, 2011. The increase of $272,764 principally results from recognition of stock compensation expense for stock options granted during the year. Stock compensation increased by $350,714 to $508,265 for the year ended December 31, 2012 compared to $157,551 for the year ended December 31, 2011. This increase was offset by an approximate decrease of $80,000 in payroll expense for the year ended December 31, 2012 compared to the year ended December 31, 2011, due to the fact that the Company reduced salaries during 2012.

Other Operating Expenses

Other operating expense for the year ended December 31, 2012 was $1,035,634 compared to $1,531,005 for the year ended December 31, 2011. The decrease of $495,371 results primarily from a decrease of approximately $360,000 in marketing and business development expenses for the year ended December 31, 2012. The Company spent a significant amount less on marketing and business development expenses during the year ended December 31, 2012 in order to reduce costs. The Company plans to incur additional marketing and business development expenses in the future as it feels appropriate to develop and expand the business pipeline of new opportunities. Should the Company receive funds from additional sales or debt and equity financing, it will likely resume marketing and business development spending as it sees fit. The Company believes that the current level of marketing and business development expense is sufficient to maintain and build the pipeline of business prospects and that it is currently more important to control spending to retain liquidity.

Interest Expense

Interest expense for the year ended December 31, 2012 was $8,220 compared to $3,733 for the year ended December 31, 2011.

Other Income (Expense)

During 2012 there was other income recognized from a cancellation of trade liabilities and accrued interest of $102,128 compared to $239,250 in 2011. Additionally in 2012 there was other income of $80,352 recognized due to a decrease in fair value of derivative conversion option liabilities, compared to an $86,122 increase in 2011.

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

Liquidity and Capital Resources

Since SG Building’s inception in 2008, SG Building has generated losses from operations and the Company anticipates that it will continue to generate losses from operations for the foreseeable future. As of December 31, 2012 and 2011, the Company’s stockholders’ deficiency was approximately $524,000 and $185,000, respectively.  The Company’s net loss from operations for the years ended December 31, 2012 and 2011 was $1,940,424 and $2,059,080, respectively.  Net cash used in operating activities was $1,268,539 and $1,591,506 for the years ended December 31, 2012 and 2011, respectively.

Through December 31, 2012, the Company has incurred an accumulated deficiency since inception of $7,036,776.  At December 31, 2012, the Company had a cash balance of $868,067.

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

During the year ended December 31, 2012, the Company raised $642,183 in net new funds through the issuance of common stock in conjunction with the March Private Placement, and also received $74,250 for shares of the Company’s common stock. The proceeds from these issuances were used to fund the Company’s operations and working capital needs. In December 2012 and January 2013, the Company received an aggregate of $1,350,000 through an issuance of convertible debentures.

At any time after the issuance until the debentures are no longer outstanding, the debentures are convertible, in whole or in part, into shares of Common Stock of the Company at the option of the holder, subject to certain conversion limitations set forth in the Debenture. The initial conversion price for the Debenture is $0.43 per share, subject to adjustments upon certain events, as set forth in the Debenture. The Company shall pay interest on the outstanding principal amount of the Debenture that has not been converted, at the rate of 8% per annum, payable quarterly on July 1, October 1, January 1 and April 1, beginning on July 1, 2013. Interest is payable in cash or at the Company’s option in shares of Common Stock, provided certain conditions are met, as described in the debenture. On each of April 1, 2014 and July 1, 2014, the Company is obligated to redeem $756,000, (plus accrued but unpaid interest, liquidated damages and any other amounts then owing in respect of the Debenture) (the “Periodic Redemption Amount”). In lieu of a cash redemption and subject to the Company meeting certain equity conditions described in the Debenture, the Company may elect to pay the Periodic Redemption Amount in Common Stock based on a conversion price equal to the lesser of (a) $0.43 per share, subject to adjustments upon certain events, and (b) 90% of the average of the volume weighted average price for the 20 consecutive trading days prior to the applicable redemption date, provided that the conversion price shall be equal to at least a $0.01 discount to the volume weighted average price for the trading day that is immediately prior to the applicable redemption date. Upon any Event of Default (as defined in the Debenture), the outstanding principal amount of the Debenture, plus liquidated damages, interest, a premium of 30% and other amounts owing in respect thereof, shall become, at the holder’s election, immediately due and payable in cash. Commencing five days after the occurrence of any Event of Default, the interest rate on the Debenture shall accrue at an interest rate equal to the lesser of 18% per annum or the maximum rate permitted under applicable law.

The Company intends to raise additional funds in 2013 through a private placement of its common stock as well as additional issuances of convertible debentures. The additional capital would be used to fund the Company’s operations, including the costs that it expects to incur as a public company. The current level of cash and operating margins is not enough to cover the existing fixed and variable obligations of the Company, so increased revenue performance and the addition of capital through issuances of securities are critical to the Company’s success. Should the Company not be able to raise additional capital through a private placement or some other financing source, the Company would take one or more of the following actions to conserve cash: reduction in employee headcount, reduction in base salaries to senior executives and employees, and other cost reduction measures. Assuming that the Company is successful in its growth plans and development efforts, the Company believes that it will be able to raise additional funds through sales of its stock. There is no guarantee that the Company will be able to raise such additional funds on acceptable terms, if at all.

These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

The Company’s financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should it be unable to continue as a going concern.

Off –Balance Sheet Arrangements

As of December, 2012 and 2011, the Company had no material off-balance sheet arrangements other than operating leases to which SG Building is a party.

In the ordinary course of business, SG Building enters into agreements with third parties that include indemnification provisions which, in its judgment, are normal and customary for companies in its industry sector. These agreements are typically with consultants and certain vendors. Pursuant to these agreements, SG Building generally agrees to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to actions taken or omitted by SG Building. The maximum potential amount of future payments SG Building could be required to make under these indemnification provisions is unlimited. SG Building has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, SG Building has no liabilities recorded for these provisions as of December 31, 2012.

Critical Accounting Policies and New Accounting Pronouncements

Critical Accounting Policies

Accounting Estimates. The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts and related disclosures in the financial statements. Management considers an accounting estimate to be critical if it requires assumptions to be made that were uncertain at the time the estimate was made, and changes in the estimate or different estimates that could have been selected could have a material impact on our consolidated results of operations or financial condition. Significant areas which require the Company to make estimates include revenue recognition, stock-based compensation and allowance for doubtful accounts.

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

Convertible instruments – The Company bifurcates conversion options from their host instruments and account for them as free standing derivative financial instruments according to certain criteria. The criteria includes circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.

The Company has determined that the embedded conversion options should be bifurcated from their host and a portion of the proceeds received upon the issuance of the hybrid contract have been allocated to the fair value of the derivative. The derivative is subsequently marked to market at each reporting date based on current fair value, with the changes in fair value reporting in results of operations.

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

Related Party Transactions

ConGlobal Industries, Inc. is a minority stockholder of the Company and provides containers and labor on domestic projects.  The Company recognized Cost of Goods Sold of $1,044,354 and $1,341,822, for services ConGlobal Industries, Inc. rendered during the years ended December, 31, 2012 and 2011, respectively. As of December 31, 2012 and 2011, $62,844 and $12,628, respectively, of such expenses are included in related party accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

The Lawrence Group is a minority stockholder of the Company and is a building design, development and project delivery firm. The Company recognized Cost of Goods Sold of $62,276, for services The Lawrence Group rendered during the year ended December 31, 2012. For the years ended December 31, 2012 and 2011, $37,233 and $67,782, respectively, of pre-project expenses were included in related party accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet. On April 24, 2012, $67,782 of the accrued expenses was converted into 40,000 shares of the Company’s Common Stock.

The Company has accrued certain reimbursable expenses of owners of the Company. Such expenses amounted to $2,779 and $6,474 for the years ended December 31, 2012 and 2011, respectively, and are included in related party accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

Transactions with Vector

Prior to consummation of the Merger, certain accounting and related finance functions were performed on behalf of the Company by employees of Vector, the Company’s pre-Merger principal stockholder.  Expenses incurred relating to these functions were allocated to the Company and paid as incurred to Vector based on management’s best estimate of the cost involved.  The amounts allocated were immaterial for the year ended December 31, 2011.

On March 26, 2009, the Company entered into a $50,000 Revolving Credit Promissory Note (the “Revolver”) with Vector due December 31, 2012.  During the year ended December 31, 2012, the Revolver was extended for a year, with a maturity date of December 31, 2013. The loan bears interest at 11% per year.  On January 26, 2011, the Company and Vector entered into an amendment to the Revolver increasing the amount that it may borrow thereunder from $50,000 to $100,000.  As of December 31, 2012, the Revolver had $73,500 of principal and $20,439 of interest outstanding.

As a pre-Merger stockholder of SG Building and now a stockholder of the Company, Vector received 2,018,519 shares of Company common stock in exchange for the SG Building common stock it held at the time of the Merger.  Messrs. Lampen and Kirkland are each executive officers of Vector.

During November 2012, the Company received $10,000 from J. Bryant Kirland III for 28,572 shares of the Company’s common stock.

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

During November 2012, the Company received $10,500 from Richard J. Lampen for 30,000 shares of the Company’s common stock. Mr. Lampen is a director of the Company, as well as President and Chief Executive Officer of Ladenburg.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements and the notes thereto, together with the report thereon of Marcum LLP dated March 28, 2013, appear beginning on page F-1 of this report.

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

As of December 31, 2012, we carried out an assessment of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2012.

As of December 31, 2012, we had identified certain matters that constituted material weaknesses in our internal controls over financial reporting, specific material weaknesses include the fact that we (i) have experienced difficulty in generating data in a form and format that facilitates the timely analysis of information needed to produce accurate financial reports, (ii) have experienced difficulty in applying complex accounting and financial reporting and disclosure rules required under GAAP and the SEC reporting regulations, and (iii) have limited segregation of duties.  We have taken certain steps in an effort to correct these material weaknesses, including hiring of a Chief Financial Officer who has significant experience with publicly held companies.  Although this is an important step towards improving the application of complex accounting principles, the preparation of financial reports and the segregation of duties, additional time is still required to fully implement additional internal controls procedures and test their operating effectiveness before we can definitively conclude that we have remediated our deficiencies.  Because these remediation steps have not yet been completed, we have performed additional analyses and other procedures to ensure that our consolidated financial statements contained in this Annual Report were prepared in accordance with GAAP and applicable SEC regulations.

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

(c) Changes in Internal Control over Financial Reporting

Notwithstanding our remedial actions and integration of our financial reporting systems, there was no change in our internal control over financial reporting that occurred during the fourth quarter of 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Current Executive Officers and Directors

Name	Age	Year First Elected Director	Position
Paul Galvin	50	2011	Chief Executive Officer and Director
Stevan Armstrong	64	2011	President, Chief Operating Officer and Director
Richard J. Lampen	59	1997	Director
J. Bryant Kirkland III	47	1998	Director
Joseph Tacopina	46	2011	Director
J. Scott Magrane	65	2011	Director
Christopher Melton	41	2011	Director
Brian Wasserman	47	2012	Chief Financial Officer and Director
Jennifer Strumingher	37	—	Chief Administrative Officer

Richard J. Lampen has served as a director of the Company since January 1997 and served as President and Chief Executive Officer of the Company from November 1998 until his resignation from those positions upon consummation of the Merger on November 4, 2011.  Mr. Lampen has also served as Executive Vice President of Vector (NYSE: VGR) since July 1996. Mr. Lampen has also served as President and Chief Executive Officer of Ladenburg Thalmann Financial Services Inc. (NYSE MKT: LTS), since September 2006. Since October 2008, Mr. Lampen has served as President and Chief Executive Officer of Castle Brands Inc. (NYSE MKT: ROX), a publicly traded developer and importer of premium branded spirits.  Mr. Lampen is also a director of Ladenburg Thalmann Financial Services and Castle Brands Inc. Mr. Lampen received a Bachelor of Arts degree from The Johns Hopkins University in 1975 and received a Juris Doctorate degree in 1978 from Columbia Law School.  Mr. Lampen’s pertinent experience, qualifications, attributes and skills include managerial experience and the knowledge and experience he has attained through his service as a director of publicly-traded corporations.

J. Bryant Kirkland III has served as a director of the Company since November 1998 and served as the Company’s Vice President, Chief Financial Officer, Secretary and Treasurer of the Company from January 1998 until his resignation from those positions upon consummation of the Merger on November 4, 2011.  Mr. Kirkland has served as a Vice President of Vector (NYSE: VGR) since 2001 and became Vice President, Treasurer and Chief Financial Officer of Vector on April 1, 2006. From November 1994 to December 2005, Mr. Kirkland served in various financial capacities with New Valley Corporation.  Mr. Kirkland served as Vice President, Treasurer and Chief Financial Officer from January 1998 to December 2005. Mr. Kirkland also served as Chief Financial Officer of Ladenburg Thalmann Financial Services Inc. (NYSE MKT: LTS) from June 2001 to October 2002. Mr. Kirkland received a Bachelor of Science in Business Administration from the University of North Carolina in 1987 and a Masters of Business Administration from Barry University in December 2006. Mr. Kirkland is also a Certified Public Accountant licensed in the states of Florida and North Carolina.  Mr. Kirkland’s pertinent experience, qualifications, attributes and skills include financial literacy and expertise.

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

Christopher Melton was appointed as a director of the Company’s upon consummation of the Merger on November 4, 2011.  Mr. Melton has served on the board of directors of World Education and Development Fund, a non-profit organization that focuses on education for underprivileged children in Latin America, since 2008 and as a director of Bestival Ltd, a music festival on the Isle of Wight UK, since 2004. From 2000 to 2008, Mr. Melton was a Portfolio Manager for Kingdon Capital Management (“ Kingdon ”) in New York City where he ran an $800 million book in media, telecom and Japanese investment. Mr. Melton opened Kingdon’s office in Japan where he set up a Japanese research company. From 1997 to 2000, Mr. Melton served as a Vice President at JP Morgan Investment Management as an equity research analyst, where he helped manage $500 million in REIT funds under management. Mr. Melton was a Senior Real Estate Equity Analyst at RREEF Funds (“ RREEF ”) in Chicago from 1995 to 1997. RREEF is the real estate investment management business of Deutsche Bank’s Asset Management division. Mr. Melton earned a BA in Political Economy of Industrial Societies from UC Berkeley in 1995. Mr. Melton’s pertinent experience, qualifications, attributes and skills include financial literacy and expertise, managerial experience and the knowledge and experience he has attained through his services as a director of various companies and through his personal real estate investment and development activities.

Brian Wasserman, CPA, has served as the Chief Financial Officer of the Company since consummation of the Merger on November 4, 2011, pursuant to a consulting agreement, dated November 7, 2011 between the Company, BAW Holdings Corp. (“ BAW ”) and Mr. Wasserman (the “ Wasserman Agreement ”).  Mr. Wasserman was appointed as a director of the Company on May 23, 2012. Although Mr. Wasserman will not devote all his professional time to serving as the Chief Financial Officer of the Company, he will devote as much time as is necessary to fully and professionally perform his duties as the Company’s Chief Financial Officer.  Mr. Wasserman served as the Chief Financial Officer of SG Building pursuant to the Wasserman Agreement since June 2011. Mr. Wasserman served as Chief Executive Officer of ContinuityX Solutions, Inc. from August 16, 2012 to February 7, 2013. Mr. Wasserman has been a Partner and a Director of Forensic Services at Janover, LLC, a public accounting firm since January 2010 and the Chief Executive Officer of BAW, a financial consulting business, since September 2005. Mr. Wasserman was a founder, the Chief Financial Officer and Treasurer of Newtek Business Services, Inc. (“ Newtek ” — NASDAQ Symbol “NEWT”) from September 1997 through July 2005. Newtek is a direct distributor of a wide range of business services and financial products to the small- and medium-sized business market under the Newtek brand. Newtek serves as a “one-stop-shop” provider of business services to the small- and medium-sized business market. From 1992 thru 1997, Mr. Wasserman was the Chief Financial Officer for a Wall Street investment banking firm, the General Partner of various investment limited partnerships and the Treasurer of Engex, Inc., a publicly traded closed end mutual fund. Mr. Wasserman is a licensed New York State Certified Public Accountant and holds a BS in Accounting from Lehigh University. From 1987 thru 1992, Mr. Wasserman worked for Coopers & Lybrand (now PricewatershouseCoopers) and earned the title of Manager.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC").  Based solely on review of the copies of such forms furnished to us, or written representations that no Forms 5 were required, we believe that, during and with respect to the fiscal year ended December 31, 2012, all officers and directors complied with applicable Section 16(a) filing requirements.

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

Summary Compensation Table

The following table sets forth all compensation awarded to, paid to or earned by the following executive officers, for each of the Company and SG Building, for the fiscal year ended December 31, 2012 and 2011: (i) individuals who served as, or acted in the capacity of, the principal executive officers of the Company and SG Building for the fiscal year ended December 31, 2012; (ii) the  two most highly compensated executive officers of the Company and SG Building, other than the principal executive officer, who were serving as executive officers at the end of the fiscal year ended December 31, 2012. No disclosure is made for any executive officer, other than the Principal Executive Officer, whose total compensation did not exceed $100,000.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)		All Other Compensation ($)		Total ($)

SG Blocks, Inc. (formerly CDSI Holdings Inc.)

Paul M. Galvin current Chief Executive Officer (1)	2012	225,000	—	206,000	(3(a))	—		431,000
	2011 (from 11/04/2011)	40,000	—	182,400	(3(b))	—		222,400

Stevan Armstrong current President and Chief Operating Officer(2)	2012	140,100	—	2,796	(4(a))	—		142,896
	2011 (from 11/04/2011)	25,000	—	31,290	(4(b))	—		56,290

Brian Wasserman current Chief Financial Officer	2012	—	—	2,266		155,000	(5(a))	157,266
	2011 (from 11/04/2011)	—	—	91,200		20,000	(5(b))	111,200

SG Building Blocks, Inc. (formerly SG Blocks, Inc.)

Paul M. Galvin current Chief Executive Officer (1)	2012	—	—	—		—		None
	2011 (until 11/03/2011)	200,00	25,000	—		—		225,000

Stevan Armstrong current President and Chief Operating Officer(2)	2012	—	—	—		—		None
	2011 (until 11/03/2011)	125,000	13,000	—		—		138,000

Brian Wasserman current Chief Financial Officer	2012	—	—	—		—		None
	2011 (until 11/03/2011)	—	—	—		79,000	(5(b))	79,000

(1)
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

(2)
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

(3)
(a) On January 2, 2012, an option to purchase 2,000,000 shares of the Company’s common stock were granted to Mr. Galvin as part of direct compensation. Mr. Galvin was not granted any options in connection with this service on the Board. The amounts shown represent the aggregate grant date fair value of stock options granted to Mr. Galvin during 2011, as determined in accordance with ASC Topic 718.

(b) On November 7, 2011, an option to purchase 2,000,000 shares of the Company’s common stock were granted to Mr. Galvin as part of direct compensation. Mr. Galvin was not granted any options in connection with this service on the Board. The amounts shown represent the aggregate grant date fair value of stock options granted to Mr. Galvin during 2011, as determined in accordance with ASC Topic 718.

(4)
(a) On March 21, 2012 and August 7, 2012, options to purchase an aggregate of 34,286 shares of the Company’s common stock were granted to Mr. Armstrong a as compensation for serving on the Board of the Company. The number of options granted in connection with service on the Board was determined by dividing $10,000 by the Fair Market Value (as defined in the 2011 Plan) on the grant date ($0.50 and $0.35). Notwithstanding the calculation, the amounts shown represent the aggregate grant date fair value of stock options granted to Mr. Armstrong during 2012, as determined in accordance with ASC Topic 718. See discussion of the 2011 Director Options under the section titled “Compensation of Directors”.

(b) On November 7, 2011, an option to purchase 300,000 shares of the Company’s common stock were granted to Mr. Armstrong as part of direct compensation and options to purchase 50,000 shares were granted to Mr. Armstrong as compensation for serving on the Board of the Company. The number of options granted in connection with service on the Board was determined by dividing $10,000 by the Fair Market Value (as defined in the 2011 Plan) on the grant date ($0.20). Notwithstanding the calculation, the amounts shown represent the aggregate grant date fair value of stock options granted to Mr. Armstrong during 2011, as determined in accordance with ASC Topic 718. See discussion of the 2011 Director Options under the section titled “Compensation of Directors”.

(5)
(a) Amount reflects payments of $106,000 to BAW pursuant to the Wasserman Agreement (Mr. Wasserman is the Chief Executive Officer of BAW, a financial consulting business), and payments of $49,000 to Janover, LLC, a public accounting firm that provides various services to the Company. Mr. Wasserman is a Partner and a Director of Forensic Services at Janover, LLC.

(b) Amount reflects payments to BAW.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

We are, through our principal operating subsidiary, SG Building, party to employment agreements with Paul Galvin, our Chief Executive Officer, Stevan Armstrong, our President and Chief Operating Officer and Jennifer Strumingher, our Chief Administrative Officer (the “SGB Employment Agreements”).  Mr. Galvin’s agreement is for a term of three (3) years with a base salary of $240,000 per year. As of June 1, 2012 Mr. Galvin’s base salary was decreased to $214,000 per year.  Mr. Armstrong’s agreement is for a term of three (3) years with a base salary of $150,000 per year. As of June 1, 2012, Mr. Armstrong’s base salary was decreased to $133,000 per year. Ms. Strumingher’s agreement is for a term of three (3) years with a base salary of $100,000 per year. As of June 1, 2012, Ms. Strumingher’s base salary was decreased to $88,000 per year. Subsequently, in March 2013, Ms. Strumingher’s base salary went back to $100,000 per year.In addition, each of the officers may be entitled to receive a discretionary bonus as determined by our Board of Directors.

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

Wasserman Consulting Agreement

On November 7, 2011, we entered into the Wasserman Agreement with Mr. Wasserman and BAW, which provides for certain consulting services to be provided by BAW and for Mr. Wasserman to serve as our Chief Financial Officer from November 7, 2011 until November 7, 2014, unless the Agreement is terminated for “Cause” (as defined in the Wasserman Agreement).  The Wasserman Agreement provides that BAW will be paid $10,000 per month and for Mr. Wasserman will receive options to purchase 1,000,000 shares of Company common stock at fair market value on the grant date ($0.20); one-third of which vest on the grant date, one-third vesting on November 7, 2012, and the remaining one-third vesting on November 7, 2013. As of June 1, 2012, BAW’s fee was reduced to $8,000 per month.

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

During the year ended December 31, 2012, the Company’s board of directors approved the issuance of up to an additional 2,000,000 shares of the Company’s Common Stock in the form of restricted stock or options. These options generally have the same terms and conditions as those provided under the 2011 Plan, however, the authorization of these options is not subject to shareholder approval. The issuance of these options will be approved by the Company’s board of directors on a case-by-case basis.

2012 Option Grants

On January 2, 2012, the Company granted 2,000,000 options to purchase common stock to Mr. Galvin. (the “Galvin Options”) On March 21, 2012, the Company granted 155,000 options to purchase common stock to employees and directors of the Company. (the “March Options”) On August 7, 2012, the Company granted 125,001 options to purchase common stock to executives and directors of the Company. (the “August Options”) One third of the Galvin Options, March Options and August Options vest upon grant, the second third vests on the first anniversary of the grant date, and the remaining third vests on the second anniversary of the grant date. All of the options are 10 year options. The Galvin Options and the March Options were granted under the 2011 Plan at fair market value. 28,572 of the August Options were granted under the 2011 Plan at fair market value. The remaining 96,429 of the August Options were approved by the Company’s board.

Outstanding Equity Awards at Fiscal Year End

	Option Awards
Name	Option Vest Date(1)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date

Paul M. Galvin Current Chief Executive Officer	11/7/2011	666,666	0.2	11/6/2021
	1/2/2012	666,666	0.75	1/1/2022
	11/7/2012	666,667	0.2	11/6/2021
	1/2/2013	666,667	0.75	1/1/2022
	11/7/2013	666,667	0.2	11/6/2021
	1/2/2014	666,667	0.75	1/1/2022

Stevan Armstrong Current President and Chief Operating Officer	11/7/2011	116,666	0.2	11/6/2021
	3/20/2012	6,666	0.5	3/19/2022
	8/7/2012	4.762	0.35	8/6/2022
	11/7/2012	116,667	0.2	11/6/2021
	3/20/2013	6,667	0.5	3/19/2022
	8/7/2013	4,762	0.35	8/6/2022
	11/7/2013	116,667	0.2	11/6/2021
	3/20/2014	6,667	0.5	3/19/2022
	8/7/2014	4,762	0.35	8/6/2022

Brian Wasserman	11/7/2011	333,334	0.2	11/6/2021
Current Chief Financial Officer	8/7/2012	4,762	0.35	8/6/2022
	11/7/2012	333,333	0.2	11/6/2021
	8/7/2013	4,762	0.35	8/6/2022
	11/7/2013	333,333	0.2	11/6/2021
	8/7/2014	4,762	0.35	8/6/2022

Compensation of Directors

Director Compensation Table

The table below summarizes the compensation paid by us to directors for the fiscal year ended December 31, 2012.

Name	Option Awards $ (1)		Fees Earned or Paid in Cash ($)	Total ($)

Richard J. Lampen	5,062	(2)	—	5,062
J. Bryant Kirkland III	6,327	(2)	—	6,327
Magrane+	6,327	(2)	—	6,327
Melton+	6,327	(2)	—	6,327
Tacopina+	5,062	(2)	—	5,062
Galvin+				(3)
Armstrong+				(3)
Wasserman				(3)

+	Appointed on the effective date of the Merger.

(1)	The amounts shown represent the aggregate grant date fair value of stock options granted during 2012, as determined in accordance with ASC Topic 718.

(2)
Following the effective date of the Merger, each director who was appointed to the Board, or continued to serve on the Board, received options in lieu of an annual retainer.  On November 7, 2011, the Stock Option Committee established a per-meeting director’s fee arrangement that provide for each director on the Audit Committee (Kirkland, Magrane and Melton) to receive options to purchase $12,500 worth of Company common stock for each Board or committee meeting attended by such director, and for each other director (other than Mr. Galvin) to receive options to purchase $10,000 worth of Company common stock for each Board of Directors or committee meeting attended by such director. On March 21, 2012, the Company’s Stock Option Committee granted options to purchase 60,000 shares of Company common stock to Armstrong, Tacopina and Lampen, in connection with their service on the Board of Directors; and granted options to purchase 75,000 shares of Company common stock to Kirkland, Magrane and Melton, in connection with their service on the Board of Directors. On August 7, 2012, the Company’s Stock Option Committee granted options to purchase 57,144 shares of Company common stock to Armstrong, Wasserman, Tacopina and Lampen, in connection with their service on the Board of Directors; and granted options to purchase 53,571 shares of Company common stock to Kirkland, Magrane and Melton, in connection with their service on the Board of Directors. (the “2012 Director Options”).  The 2012 Director Options are included in the 2011 Options and have the same terms as described for the 2011 Options.

(3)	The compensation arrangements for Galvin, Armstrong and Wasserman are disclosed in the Summary Compensation Table.

We also reimburse the directors for reasonable travel expenses incurred in connection with their activities on the Company’s behalf.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number of shares of common stock beneficially owned as of  March 25, 2013 by (i) those persons or groups known to beneficially own more than 5% of Company common stock, (ii) each current director and executive officer of the Company and (iii) all executive officers and directors as a group.  The information is determined in accordance with Rule 13d-3 promulgated under the Exchange Act.  Except as indicated below, the stockholders listed possess sole voting and investment power with respect to their shares.  Except as otherwise indicated in the table below, the business address of each individual or entity is 400 Madison Avenue, Suite 16C NY, New York, 10017.

Name of Beneficial Owner	Number of Shares(1)	Percent of Class(2)

5% or Greater Stockholders

Vector Group Ltd.(8)	3,508,519	8.3%
Tag Partners, LLC (4)	2,658,127	6.3%
SMA Development Group, LLC (5)	3,327,266	7.9%

Directors and Named Executive Officers

Paul Galvin(3)(4)(11)	5,341,459	12.7%
Joseph Tacopina(3)(4)(12)	2,726,222	6.5%
Stevan Armstrong(3)(5)(13)	3,595,361	8.5%
J. Scott Magrane(3)(6)(14)	494,825	1%
Christopher Melton(3)(7)(15)	440,026	1%
J. Bryant Kirkland III (8)(9)(16)(20)	133,570	*
Richard J. Lampen (8)(9)(10)(17)	1,637,452	3.9%
Brian Wasserman(3)(18)	902,382	2.1%
Jennifer Strumingher (3)(19)	234,762	*
All executive officers and directors as a group (9 persons)	12,847,931	30.4%

*	Less than 1%.

(1)
Unless otherwise indicated, includes shares owned by a spouse, minor children and relatives sharing the same home, as well as entities owned or controlled by the named person. Also includes options and warrants to purchase shares of common stock exercisable within sixty (60) days.  Unless otherwise noted, shares are owned of record and beneficially by the named person.

(2)	Based on 42,198,093 shares of common stock outstanding on March 25, 2013.

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

(6)
Includes 409,708 shares held by Two Lake, LLC, an entity controlled by Mr. Magrane. Mr. Magrane specifically disclaims beneficial ownership of the shares held by Two Lake, LLC except to the extent of his pecuniary interest therein, and this shall not be deemed an admission that Mr. Magrane is the beneficial owner of such shares of stock.

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

(10)
Includes (i) 408,750 shares of common stock held by Ladenburg and (ii) 1,160,607 shares of common stock issuable upon exercise of presently exercisable warrants held by Ladenburg. Mr. Lampen is the president and chief executive officer of Ladenburg Thalmann Financial Services Inc., the parent company and sole owner of Ladenburg. Accordingly, Mr. Lampen may be deemed to have investment authority and voting control over the securities owned by Ladenburg. Mr. Lampen specifically disclaims beneficial ownership of the shares of common stock held by Ladenburg, except to the extent of his pecuniary interest therein, and this shall not be deemed to be an admission that Mr. Lampen is the beneficial owner of such shares of stock.

(11)	Includes 2,683,332 shares that Mr. Galvin has the right to acquire at within 60 days upon exercise of stock options.

(12)	Includes 68,095 shares that Mr. Tacopina has the right to acquire at within 60 days upon exercise of stock options.

(13)	Includes 268,095 shares that Mr. Armstrong has the right to acquire at within 60 days upon exercise of stock options.

(14)	Includes 85,117 shares that Mr. Magrane has the right to acquire at within 60 days upon exercise of stock options.

(15)	Includes 85,117 shares that Mr. Melton has the right to acquire at within 60 days upon exercise of stock options.

(16)	Includes 85,117 shares that Mr. Kirkland has the right to acquire at within 60 days upon exercise of stock options.

(17)	Includes 68,095 shares that Mr. Lampen has the right to acquire at within 60 days upon exercise of stock options.

(18)	Includes 688,096 shares that Mr. Wasserman has the right to acquire at within 60 days upon exercise of stock options.

(19)	Includes 234,762 shares that Ms. Strumingher has the right to acquire at within 60 days upon exercise of stock options.

Equity Compensation Plan Information

On July 27, 2011, in connection with the Merger, we obtained the written consent of holders of a majority of our outstanding common stock approving the 2011 Incentive Stock Plan.  The 2011 Plan covers up to 8,000,000 shares of common stock, and is designed to enable us to offer our employees, officers, directors, consultants and advisors whose services are considered valuable an opportunity to acquire an interest in the Company, to encourage a sense of proprietorship in the Company and to stimulate the active interest of such persons in the development and financial success of the Company and its subsidiaries.  Also, during the year ended December 31, 2012, the Company’s board of directors approved the issuance of up to an additional 2,000,000 shares of the Company’s common stock in the form of restricted stock or options. These options generally have the same terms and conditions as those provided under the 2011 Plan, however, the authorization of these options is not subject to shareholder approval. The issuance of these options will be approved by the Company’s board of directors on a case-by-case basis. In addition to the options granted to our Directors and Executive Officers, described in the section entitled “Executive Compensation - 2012 Option Grants”, the Company has also granted 1,630,000 options to employees and consultants during the period covered by this Annual Report on Form 10-K.  The aggregate number of options granted during the period covered by this Annual Report on Form 10-K is 3,910,001.

As of December 31, 2012, there were 153,928 shares of common stock remaining available for future issuance under the 2011 Plan and 528,571 available for future issuances under the board’s additional approval.

Securities Authorized for Issuance Under Equity Compensation Plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	7,846,072	$0.36	153,928
Equity compensation plans not approved by security holders	1,471,429	$0.34	528,571
Total	9,317,501		682,499

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

Transactions with Vector

Prior to consummation of the Merger, certain accounting and related finance functions were performed on behalf of the Company by employees of Vector, the Company’s pre-Merger principal stockholder.  Expenses incurred relating to these functions were allocated to the Company and paid as incurred to Vector based on management’s best estimate of the cost involved. The amounts allocated were immaterial for the fiscal years ended December 31, 2011.

On March 26, 2009, the Company entered into a $50,000 Revolving Credit Promissory Note (the “Revolver”) with Vector due December 31, 2012. The loan bears interest at 11% per year.  On January 26, 2011, the Company and Vector entered into an amendment to the Revolver increasing the amount that it may borrow thereunder from $50,000 to $100,000.  During the year ended December 31, 2012, the Revolver was extended for a year, with a maturity date of December 31, 2013. As of December 31, 2012 and 2011, the Revolver had $73,500 of principal outstanding. As of December 31, 2012 and 2011, accrued interest related to the Revolver amounted to $20,439 and $12,219, respectively.

As a pre-Merger stockholder of SG Building and now a stockholder of the Company, Vector received 2,018,519 shares of Company common stock in exchange for the SG Building common stock it held at the time of the Merger.  Messrs. Lampen and Kirkland are each executive officers of Vector.

During November 2012, the Company received $10,000 from J. Bryant Kirland III for 28,572 shares of the Company’s common stock.

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

Subsequent to December 31, 2011, the Company engaged Ladenburg as its placement agent to conduct a best efforts private placement of the Company’s common stock at a valuation of $0.35 per share. The minimum amount to be raised in this private placement is $500,000 and the maximum amount to be raised is $1,000,000.  In connection with this private placement, Ladenburg will received compensation based on the following components: (A) a cash commission equal to 6% of the aggregate purchase price of the shares sold to all investors at each closing (or a lesser percentage with respect to certain investors, as agreed upon between the Ladenburg and the Company) and will be issued a five-year warrant to purchase shares of Common Stock of the Company equal to nine percent (9%) of the total number of shares sold to all investors at such closing (or a lesser percentage in the event certain Investors invest, as agreed upon between Ladenburg and the Company), (B) the shares of Common Stock underlying the warrants issued to the Ladenburg will have the same registration rights as the investors with respect to their shares and (C) at the initial closing, the Company shall reimburse Ladenburg for its reasonable expenses incurred in connection with the offering up to a maximum of $15,000, or such greater amount as agreed to by the Company and the Ladenburg in writing.  During 2012, we received net proceeds of $642,183 from the private placement.

During November 2012, the Company received $10,500 from Richard J. Lampen for 30,000 shares of the Company’s common stock.  Mr. Lampen is a director of the Company, as well as President and Chief Executive Officer of Ladenburg.

Director Independence and Board Committees

As we are not a “listed company” under SEC rules, we are not required to comply with the director independence requirements of any securities exchange, we currently utilize the definition of “independent” set forth in Rule 10A-3 of the Exchange Act.  We believe that Kirkland, Tacopina, Magrane and Melton are independent under Rule 10A-3 of the Exchange Act.

We currently have an audit committee consisting of J. Bryant Kirkland III, J. Scott Magrane and Christopher Melton each of whom is an independent director. Mr. Kirkland is an “audit committee financial expert.”

As the Company is not a “listed company” under the rules of the SEC, we are not required to have a compensation committee.  Furthermore, we do not believe it is necessary for the Board of Directors to appoint such committee, or have a separately designated lead director, because the volume of matters that came before the Board of Directors for consideration permits all directors to give sufficient time and attention to such matters to be involved in all decision making.  Notwithstanding the foregoing, we have established a Stock Option Committee consisting of Magrane and Melton, which is responsible for reviewing and approving all stock option grants.

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

The Audit Committee reviews and approves audit and permissible non-audit services performed by the Company’s independent registered public accounting firm, as well as the fees charged for such services.  Becher Della Torre Gitto & Company PC (“Becher”) served as the Company’s independent registered public accounting firm for fiscal year ended December 31, 2010 and the period beginning January 1, 2011 through November 7, 2011.  Marcum LLP has served as the Company’s independent registered public accounting firm since November 8, 2011 and has been selected as the Company’s independent registered public accounting firm for the year ending December 31, 2013.  The appointment of Marcum LLP as our independent registered public accounting firm was approved by the Audit Committee.  In our review of non-audit service fees and our appointment of Marcum LLP as our independent accountants, the Audit Committee considered whether the provision of such services is compatible with maintaining Marcum LLP independence.  All of the services provided and fees charged by Marcum LLP were pre-approved by the Audit Committee.

Audit Fees.  The aggregate fees billed by Marcum LLP for professional services rendered were $103,500 and $95,500 for the audits of the Company’s annual financial statements for the fiscal years ended December 31, 2012 and 2011, respectively, which services included the cost of the reviews of the consolidated financial statements for the fiscal years ended December 31, 2012 and 2011, and other periodic reports for each respective year.  The aggregate fees billed by Becher for professional services for the review of the financial statements included in our quarterly reports on Form 10-Q for the quarters ended March 31, 2011, June 30, 2011 and September 30, 2011 was $4,095.

Audit-Related Fees.  The aggregate fees billed by Marcum LLP for professional services categorized as Audit-Related Fees rendered was $7,500 and $4,500 for the years ended December 31, 2012 and 2011, respectively.  The fees in 2011 were for services associated with the S-1 registration statement that became effective on February 10, 2012.  There were no other fees billed by Becher during the first nine months of the 2011 fiscal year for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements and not reported under “Audit Fees” above.

Tax Fees.  There were no fees billed by Marcum LLP during the last two fiscal years for professional services rendered for tax compliance, tax advice and tax planning.  There were no fees billed by Becher during the first nine months of the 2011 fiscal year, for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees.  Other than the services described above, the aggregate fees billed for services rendered by Marcum LLP were $0 and $4,270 respectively, for the fiscal years ended December 31, 2012 and 2011.  Other than the services described above, the aggregate fees billed for services rendered by Becher were $365 for the first nine months of the 2011 fiscal year.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)  INDEX TO 2012 CONSOLIDATED FINANCIAL STATEMENTS:

Our financial statements and the notes thereto, together with the report thereon of Marcum LLP dated March 28, 2013, appear beginning on page F-1 of this Annual Report.  See Index at page F-1 to Consolidated Financial Statements included in Part IV of this Annual Report.

(a)(3)  EXHIBITS

The information required by this Item is listed in the Exhibit Index of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SG BLOCKS, INC.
(Company)

By:	/s/ Paul M. Galvin	Date: March 28, 2013
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

Signature	Title	Date

/s/ Paul M. Galvin	Chief Executive Officer and Chairman of the Board (Principal	March 28, 2013
Paul M. Galvin	Executive Officer)

/s/ Brian Wasserman	Chief Financial Officer (Principal Financial Officer and	March 28, 2013
Brian Wasserman	Principal Accounting Officer) and Director

/s/ Stevan Armstrong	President, Chief Operating Officer and Director	March 28, 2013
Stevan Armstrong

/s/ Richard J. Lampen	Director	March 28, 2013
Richard J. Lampen

/s/ J. Bryant Kirkland III	Director	March 28, 2013
J. Bryant Kirkland III

/s/ Joseph Tacopina	Director	March 28, 2013
Joseph Tacopina

/s/ J. Scott Magrane	Director	March 28, 2013
J. Scott Magrane

/s/ Christopher Melton	Director	March 28, 2013
Christopher Melton

INDEX TO EXHIBITS

The exhibit number, description and sequential page number in the original copy of this document where exhibits can be found as follows:

ITEM 16.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description of Exhibits
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

4.3
Warrant issued by SG Blocks, Inc. to Ladenburg Thalmann & Co. Inc. on November 4, 2011. Incorporated herein by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-k for the fiscal year ended December 31, 2011.

4.4
Warrant issued by SG Blocks, Inc. to Ladenburg Thalmann & Co. Inc. on March 28, 2012. Incorporated herein by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-k for the fiscal year ended December 31, 2011.

4.5
8% Original Issue Discount Secured Convertible Debentures issued to Hillair Capital Investments, L.P.  Incorporated herin by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed January 3, 2013.

4.6
Common Stock Purchase Warrant, dated December 27, 2012, granted to Hillair Capital Investments, L.P. Incorporated herin by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed January 3, 2013.

4.7
Form of Original Issue Discount Secured Convertible Debentures issued to additional investors. Incorporated herin by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed January 14, 2013.

4.8	Form of Common Stock Purchase Warrants issued to additional investors. Incorporated herin by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K, filed January 14, 2013.
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

10.10	Subsidiary Guarantee, dated December 27, 2012. Incorporated herrin by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed January 3, 2013.
10.11	Security Agreement, dated December 27, 2012. Incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed January 3, 2013.
10.12
Securities Purchase Agreement, dated December 27, 2012 between the Company and Hillair Investments, L.P. Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed January 3, 2013.

21.1+	List of Subsidiaries.
31.1+	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32+	Certification by Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101.INS#+	XBRL Instance Document.
101.SCH#+	XBRL Taxonomy Extension Schema Document.
101.CAL#+	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF#+	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB#+	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE#+	XBRL Taxonomy Extension Presentation Linkbase Document.

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

SG BLOCKS, INC.
AND SUBSIDIARIES

Consolidated Financial Statements

December 31, 2012 and 2011

SG BLOCKS, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Stockholders of
SG Blocks, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of SG Blocks, Inc. and Subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity (deficiency) and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SG Blocks, Inc. and Subsidiaries, as of December 31, 2012 and 2011, and the results of its consolidated operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company’s significant operating losses raises substantial doubt about its ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum LLP

Marcum LLP
New York, New York
March 28, 2013

SG BLOCKS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
December 31,	2012	2011

Assets

Current assets:
Cash and cash equivalents	$868,067	$561,759
Short-term investment	39,249	39,110
Accounts receivable, net	284,395	143,320
Costs and estimated earnings in excess of billings on uncompleted contracts	36,476	66,454
Inventory	48,011	-
Prepaid expenses and other current assets	1,405	-
Total current assets	1,277,603	810,643

Equipment, net	6,064	8,058
Debt issuance costs, net	103,632	-

Totals	$1,387,299	$818,701

Liabilities and Stockholders' Deficiency

Current liabilities:
Accounts payable and accrued expenses	$343,080	$558,277
Accrued compensation and related costs	-	73,888
Accrued interest, related party	20,439	12,219
Related party accounts payable and accrued expenses	102,856	86,885
Related party notes payable	73,500	73,500
Billings in excess of costs and estimated earnings on uncompleted contracts	69,789	-
Deferred revenue	201,117	-
Conversion option liabilities	69,502	-
Warrant liabilities	345,221	198,471
Total current liabilities	1,225,504	1,003,240
Convertible debentures, net	685,692	-
Total liabilities	1,911,196	1,003,240

Commitments

Stockholders' equity (deficiency):
Preferred stock, $0.01 par value, 5,000,000 shares authorized; 0 issued
and outstanding at December 31, 2012 and 2011	-	-
Common stock, $0.01 par value, 100,000,000 shares authorized; 42,198,093 issued and outstanding at December 31, 2012, 39,779,506 issued and outstanding
at December 31, 2011	421,981	397,795
Additional paid-in capital	6,091,469	4,688,417
Accumulated deficiency	(7,036,776)	(5,270,751)
Accumulated other comprehensive loss	(571)	-
Total stockholders' deficiency	(523,897)	(184,539)

Totals	$1,387,299	$818,701

The accompanying notes are an integral part of these consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss
For the Years Ended December 31,	2012	2011

Revenue:
SG Block sales	$1,528,158	$3,436,904
Engineering services	596,665	121,327
Project management	325,842	406,565
	2,450,665	3,964,796

Cost of revenue:
SG Block sales	1,153,450	2,927,145
Engineering services	499,899	104,348
Project management	344,389	376,425
	1,997,738	3,407,918

Gross profit	452,927	556,878

Operating expenses:
Payroll and related expenses	1,357,717	1,084,953
General and administrative expenses	880,774	1,014,212
Marketing and business development expense	85,428	443,857
Pre-project expenses	69,432	72,936
Total	2,393,351	2,615,958

Operating loss	(1,940,424)	(2,059,080)

Other income (expense):
Interest expense	(8,220)	(3,733)
Interest income	139	110
Change in fair value of financial instruments	80,352	(86,122)
Cancellation of trade liabilities and unpaid interest	102,128	239,250
Total	174,399	149,505

Net loss	$(1,766,025)	$(1.909,575)

Comprehensive loss
Foreign currency translation adjustment	(571)	-

Total comprehensive loss	$(1,766,596)	$(1,909,575)

Net loss per share - basic and diluted:
Basic and diluted	$(0.04)	$(0.05)

Weighted average shares outstanding:
Basic and diluted	41,378,216	35,411,704

The accompanying notes are an integral part of these consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)
For the Years Ended December 31, 2012 and 2011

			Additional		Accumulated Other
	$0.01 Par Value Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficiency	Loss	Total

Balance - December 31, 2010	31,105,394	$311,054	$3,490,327	$(3,361,176)	$-	$440,205

Issuance of common stock	4,844,444	48,444	1,151,556	-	-	1,200,000

Issuance of common stock for services	100,926	1,009	24,091	-	-	25,100

Shares outstanding at time of reverse merger dated November 4, 2011	3,269,992	32,700	(222,270)	-	-	(189,570)

Issuance of common stock for services	408,750	4,088	77,662	-	-	81,750

Issuance of common stock for settlement of debt	50,000	500	9,500	-	-	10,000

Stock-based compensation	-	-	157,551	-	-	157,551

Net loss	-	-	-	(1,909,575)	-	(1,909,575)

Balance - December 31, 2011	39,779,506	397,795	4,688,417	(5,270,751)	-	(184,539)

Stock issued in private offering, net of warrant liabilities in the amount of $19,130 and closing costs in the amount of $36,072	2,166,444	21,665	681,388	-	-	703,053

Stock-based compensation	-	-	508,265	-	-	508,265

Issuance of common stock issued for settlement of related party accounts payable	40,000	400	67,382	-	-	67,782

Forgiveness of related party accrued compensation costs	-	-	73,888	-	-	73,888

Issuance of common stock	212,143	2,121	72,129	-	-	74,250

Foreign currency translation adjustment	-	-	-	-	(571)	(571)

Net loss	-	-	-	(1,766,025)	-	(1,766,025)

Balance - December 31, 2012	42,198,093	$421,981	$6,091,469	$(7,036,776)	$(571)	$(523,897)

The accompanying notes are an integral part of these consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
For the Years Ended December 31,	2012	2011

Cash flows from operating expenses:
Net loss	$(1,766,025)	$(1,909,575)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation expense	2,543	2,163
Interest expense related to amortization and acceleration of debt discount	(139)	-
Change in fair value of financial instruments	(80,352)	86,122
Stock-based compensation	508,265	157,551
Issuance of common stock for services	-	106,850
Bad debts expense	124,415	15,653
Cancellation of trade liabilities and unpaid interest	(102,128)	(239,250)
Changes in operating assets and liabilities:
Accounts receivable	(265,490)	(10,246)
Costs and estimated earnings in excess of billings
on uncompleted contracts	29,978	(25,946)
Inventory	(48,011)	376,150
Prepaid expenses and other current assets	(1,405)	27,778
Accounts payable and accrued expenses	(33,069)	158,698
Accrued compensation and related costs	-	(66,422)
Accrued interest, related party	8,220	1,213
Accrued interest	-	(554)
Related party accounts payable and accrued expenses	83,753	(47,940)
Billings in excess of costs and estimated earnings on uncompleted contracts	69,789	(1,800)
Deferred revenue	201,117	(221,951)
Net cash used in operating activities	(1,268,539)	(1,591,506)

Cash flows used in investing activities
Purchase of short-term investment	-	(39,110)
Purchase of equipment	(549)	(5,809)
Cash acquired from reverse merger	-	770
Net cash used in investing activities	(549)	(44,149)

Cash flows from financing activities:
Expenditures on debt issuance costs	(140,466)	-
Principal payments on short-term notes payable	-	(41,247)
Proceeds from issuances of common stock	74,250	1,200,000
Proceeds from issuance of common stock and warrants in private offering	642,183	-
Proceeds from issuance of convertible debentures	1,000,000	-
Net cash provided by financing activities	1,575,967	1,158,753

Effect of exchange rate changes in cash	(571)	-

Net increase (decrease) in cash	306,308	(476,902)

Cash and cash equivalents - beginning of year	561,759	1,038,661

Cash and cash equivalents - end of year	$868,067	$561,759

Supplemental disclosure of cash flow information:
Cash paid during the year/period for:
Interest	$-	$2,520

Supplemental disclosure of non-cash financing activities:
In connection with the private offering, $80,000 was paid for a prior liability which was included in accounts payable and accrued expenses.

Issuance of common stock for settlement of debt	$67,782	$10,000

Forgiveness of related party accrued compensation	$73,888	$-

In connection with the reverse merger dated November 4, 2011, the Company acquired the following liabilities:

Accounts payable and accrued expenses	$-	$105,834

Accrued interest, related party	$-	$11,006

Related party notes payable	$-	$73,500

The accompanying notes are an integral part of these consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2012 and 2011

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

 2.     Liquidity and Financial Condition

Through December 31, 2012, the Company has incurred an accumulated deficiency since inception of $7,036,776.  At December 31, 2012, the Company had a cash balance of $868,067. At March 25, 2013, the Company had a cash balance of approximately $695,000.

Since the Company’s inception, it has generated revenues from SG Block sales, engineering services, and project management.

The Company expects that through the next 10 to 16 months, the capital requirements to fund the Company’s growth will consume substantially all of the cash flows that it expects to generate from its operations, as well as from the proceeds of intended issuances of debt and equity securities. The Company further believes that during this period, while the Company is focusing on the growth and expansion of its business, the gross profit that it expects to generate from operations will not generate sufficient funds to cover expected operating costs. Accordingly, the Company requires external funding to sustain operations and to follow through on the execution of its business plan. However, there can be no assurance that the Company’s plans will materialize and/or that the Company will be successful in funding estimated cash shortfalls through additional debt or equity capital and through the cash generated by the Company’s operations. Given these conditions, the Company’s ability to continue as a going concern is contingent upon it being able to secure an adequate amount of debt or equity capital to enable it to meet its cash requirements. In addition, the Company’s ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrants into established markets, the competitive environment in which the Company operates and the current capital raising environment.

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

During the year ended December 31, 2012, the Company raised $642,183 in net new funds through the issuance of Common Stock in conjunction with the March Private Placement and also received $74,250 for Common Stock. The proceeds from these issuances were used to fund the Company’s operations and working capital needs. (See Note 14) During the year ended December 31, 2012, the Company also raised $1,000,000 through an issuance of convertible debentures. (See Note 10)

The Company intends to raise additional funds during 2013 through a private placement of its Common Stock as well as additional issuances of convertible debentures. The additional capital would be used to fund the Company’s operations, including the costs that it expects to incur as a public company. The current level of cash and operating margins is not enough to cover the existing fixed and variable obligations of the Company, so increased revenue performance and the addition of capital through issuances of securities are critical to the Company’s success. Should the Company not be able to raise additional capital through a private placement or some other financing source, the Company would take one or more of the following actions to conserve cash: reduction in employee headcount, reduction in base salaries to senior executives and employees, and other cost reduction measures. Assuming that the Company is successful in its growth plans and development efforts, the Company believes that it will be able to raise additional funds through sales of its stock. There is no guarantee that the Company will be able to raise such additional funds on acceptable terms, if at all.

These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

The Company’s financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should it be unable to continue as a going concern.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2012 and 2011

3.     Summary of Significant Accounting Policies

Reclassification – Certain prior year amounts have been reclassified to conform to the current year presentation.

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

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2012 and 2011

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

The Company offers a one-year warranty on completed contracts.  The Company has not incurred any claim obligations to date and does not anticipate that any claims are likely to occur for warranties that are currently outstanding.  Accordingly no warranty reserve is considered necessary for any of the periods presented.

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

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2012 and 2011

3.     Summary of Significant Accounting Policies (continued)

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

The Company has a factoring agreement in place as of December 20, 2012 and 2011. The agreement provides for the Company to receive an advance of 75% of any accounts receivable that it factors. On August 13, 2012, the factoring agreement was increased for up to $1,000,000 for credit worthy retail clients. The factoring agreement also provides for discount fees ranging from 2.5% to 7.5% of the face value of any accounts receivable factored. The factoring agreement is with recourse except in an instance which the customer is insolvent. The agreement originally expired January 2013 and was automatically extended for a one year period. The agreement will continue to automatically extend for successive periods of one year unless either party formally cancels. For the years ended December 31, 2012 and 2011 there has been no activity with regard to this agreement. Under the convertible debentures agreement as described in Note 10, the Company is precluded from any borrowing under this factoring agreement.

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

Deferred loan costs – All deferred loan costs have finite lives and are stated at cost, net of amortization. Amortization is computed over the estimated useful life of the related assets on a straight-line method. As of December 31, 2012, all deferred loan costs are amortized over 18 months.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2012 and 2011

3.     Summary of Significant Accounting Policies (continued)

Convertible instruments – The Company bifurcates conversion options from their host instruments and accounts for them as free standing derivative financial instruments according to certain criteria. The criteria includes circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.

The Company has determined that the embedded conversion options should be bifurcated from their host instruments and a portion of the proceeds received upon the issuance of the hybrid contract have been allocated to the fair value of the derivative. The derivative is subsequently marked to market at each reporting date based on current fair value, with the changes in fair value reporting in results of operations.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2012 and 2011

3.	Summary of Significant Accounting Policies (continued)

Common stock purchase warrants and other derivative financial instruments – The Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) provides a choice of net-cash settlement or settlement in the Company’s own shares (physical settlement or net-share settlement) providing that such contracts are indexed to the Company's own stock. The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the Company’s control) or (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement).  The Company assesses classification of common stock purchase warrants and other free standing derivatives at each reporting date to determine whether a change in classification between assets and liabilities or equity is required.

The Company’s free standing derivatives consist of warrants to purchase common stock that were issued to a placement agent involved with the private offering memorandum as described in Note 15.  The Company evaluated the common stock purchase warrants to assess their proper classification in the consolidated balance sheet and determined that the common stock purchase warrants feature a characteristic permitting cash settlement at the option of the holder. Accordingly, these instruments have been classified as warrant liabilities in the accompanying consolidated balance sheets as of December 31, 2012 and 2011.

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

Level 1	Quoted prices in active markets for identical assets or liabilities
Level 2	Quoted prices for similar assets and liabilities in active markets or inputs that are observable.
Level 3	Inputs that are unobservable (for example, cash flow modeling inputs based on assumptions).

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2012 and 2011

3.	Summary of Significant Accounting Policies (continued)

Financial liabilities measured at fair value on a recurring basis are summarized below:

	December 31, 2012	Quoted prices in active market for identical assets (Level l)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Warrant Liabilities	$345,221	$-	$-	$345,221
Conversion Option Liabilities	$69,502	$-	$-	$69,502

	December 31, 2011	Quoted prices in active market for identical assets (Level l)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Warrant Liabilities	$198,471	$-	$-	$198,471

Warrant and conversion option liabilities are measured at fair value the lattice pricing model and are classified within Level 3 of the valuation hierarchy. For fair value measurements categorized within Level 3 of the fair value hierarchy, the Company’s Chief Financial Officer, who reports to the Chief Executive Officer, determines its valuation policies and procedures. The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s Chief Financial Officer and are approved by the Chief Executive Officer.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis:

	For the year ended December 31, 2012	For the year ended December 31, 2011
Beginning balance	$198,471	$112,349
Aggregate fair value of conversion option liabilities and warrants issued	296,604	-
Change in fair value of conversion option liabilities and warrants	(80,352)	86,122
Settlement of conversion option liabilities included in additional paid in capital	-	-

Ending balance	$414,723	$198,471

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2012 and 2011

3.	Summary of Significant Accounting Policies (continued)

The significant assumptions and valuation methods that the Company used to determine fair value and the change in fair value of the Company’s derivative financial instruments are discussed in Note 10 and 15.

The Company presented warrant and conversion option liabilities at fair value on its consolidated balance sheets, with the corresponding changes in fair value recorded in the Company’s consolidated statements of operations for the applicable reporting periods. As disclosed in Note 10 and 15, the Company computed the fair value of  warrant and conversion option liability at the date of issuance and the reporting dates of December 31, 2012 and 2011 using the lattice pricing method.

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

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2012 and 2011

3.	Summary of Significant Accounting Policies (continued)

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

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2012 and 2011

3.	Summary of Significant Accounting Policies (continued)

With respect to receivables, concentrations of credit risk are limited to a few customers in the construction industry.  The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers other than normal lien rights.  At December 31, 2012 and 2011, 59% and 57%, respectively, of the Company’s accounts receivable were due from three and one customers, respectively. Two of those customers' balances have subsequently been received in full.

Revenue relating to two and four customers represented approximately 74% and 77% of the Company’s total revenue for the years ended December 31, 2012 and 2011, respectively. During the year ended December 31, 2012, 19% of the Company’s total revenue was recognized by SG Brazil.

Costs of revenue relating to one vendor, who is a related party and disclosed in Note 18, represented approximately 52% and 39% of the Company’s total cost of revenue for the years ended December 31, 2012 and 2011, respectively. Cost of revenue relating to one unrelated vendor represented approximately 33% of the Company’s total cost of revenue for the year ended December 31, 2011. The Company believes it would be able to use other vendors at reasonable comparable terms if needed.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2012 and 2011

4.     Accounts Receivable

At December 31, 2012 and 2011, the Company’s accounts receivable consisted of the following:

	2012	2011
Billed:
SG block sales	$207,390	$137,560
Engineering services	216,535	33,317
Project management	34,900	19,578
Unbilled:
Project management	-	2,880
Total gross receivables	458,825	193,335
Less: allowance for doubtful accounts	(174,430)	(50,015)
Total net receivables	$284,395	$143,320

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2012 and 2011

5.     Costs and Estimated Earnings on Uncompleted Contracts

Costs and estimated earnings on uncompleted contracts consist of the following at December 31, 2012 and 2011:

	2012	2011
Costs incurred on uncompleted contracts	$177,529	$424,477
Provision for loss on uncompleted contracts	(6,680)	-
Estimated earnings	19,516	41
	190,365	424,518
Less: billings to date	(223,678)	(358,064)

	$(33,313)	$66,454

The above amounts are included in the accompanying balance sheets under the following captions at December 31, 2012 and 2011.

	2012	2011
Costs and estimated earnings in excess of billings on uncompleted contracts	$36,476	$66,454
Billings in excess of cost and estimated earnings on uncompleted contracts	(69,789)	-
	$(33,313)	$66,454

Although management believes it has established adequate procedures for estimating costs to complete on open contracts, it is at least reasonably possible that additional significant costs could occur on contracts prior to completion. The Company periodically evaluates and revises its estimates and makes adjustments when they are considered necessary.

As of December 31, 2012, the Company has accrued anticipated losses on uncompleted contracts in the amount of $6,860. This amount is included in cost of revenue on the accompanying consolidated statements of operations and comprehensive loss and is included in accounts payable and accrued expenses on the accompanying consolidated balance sheets.

6.     Inventory

At December 31, 2012 and 2011, the Company’s inventory consisted of the following:

	2012	2011
Contract building	$48,011	$-
	$48,011	$-

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2012 and 2011

7.     Equipment

At December 31, 2012 and 2011, the Company’s equipment consisted of the following:

	2012	2011
Computer equipment and software	$11,774	$11,225
Furniture and other equipment	2,155	2,155
	13,929	13,380
Less: accumulated depreciation	(7,865)	(5,322)
	$6,064	$8,058

Depreciation expense for the years ended December 31, 2012 and 2011 amounted to $2,543, and $2,163, respectively.

8.     Debt Issuance Costs

Debt issuance costs consisted of the following at December 31, 2012:

Financial advisor fee	$80,000
Legal fees	15,466
Fair value of warrants issued (as disclosed in Note 15)	8,166
103,632
Less: accumulated amortization	-
$103,632

There was no amortization expense of debt issuance costs as of December 31, 2012, as the transaction was completed on December 27, 2012. Future estimated amortization expense of deferred loan costs as of December 31, 2012 is as follows:

For the year ending December 31,
2013	$69,088
2014	34,544
Total	$103,632

9.	Related Party Notes Payable

On March 26, 2009, the Company entered into a $50,000 revolving credit promissory note (the “Revolver”) with Vector Group Ltd. (“Vector”), a principal stockholder of the Company. The loan bears interest at 11% per annum and is due on December 31, 2012. During the year ended December 31, 2012, the Revolver was extended for a year, with a maturity date of December 31, 2013. On January 26, 2011, the Company and Vector entered into an amendment to the Revolver increasing the amount that the Company may borrow from $50,000 to $100,000. As of December 31, 2012 and 2011, the balance due to Vector amounted to $73,500. As of December 31, 2012 and 2011, accrued interest related to the Revolver amounted to $20,439 and $12,219, respectively, and is included in accrued interest, related party on the accompanying consolidated balance sheets.

Interest expense for other related party notes payable amounted to $8,220 and $1,213 for the years ended December 31, 2012 and 2011, respectively.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2012 and 2011

10.  Convertible Debentures

On December 27, 2012, the Company entered a Securities Purchase Agreement (“Securities Purchase Agreement”) with Hillair Capital Investments L.P. (“Hillair), whereby the Company issued and sold to Hillair: (i) $1,120,000 in 8% Original Discount Senior Secured Convertible Debentures due July 1, 2014, for $1,000,000 (“Debenture”), and (ii) a Common Stock purchase warrant to purchase up to 2,604,651 shares of the Company’s Common Stock, which has been recorded as a discount to the debenture. (As disclosed in Note 15) The Company recorded a discount of $120,000, which will be amortized over the term of the debenture, using the effective interest method. No amortization has been recorded for the year ended December 31, 2012. At any time after December 28, 2012, until the Debenture is no longer outstanding, the Debenture shall be convertible, in whole or in part, into shares of Common Stock at the option of Hillair, subject to certain conversion limitations set forth in the Debenture. The initial conversion price for the Debenture is $0.43 per share, subject to adjustments upon certain events, as set forth in the Debenture. The Company shall pay interest on the aggregate unconverted and then outstanding principal amount of the Debenture at 8% per annum, payable quarterly on January 1, April 1, July 1 and October 1, beginning on July 1, 2013. Interest is payable in cash or at the Company’s option in shares of Common Stock, provided certain conditions are met, based on a share value equal to the lesser of (a) $0.43 per share, subject to adjustments upon certain events, and (b) 90% of the average of the volume weighted average price for 20 consecutive trading days prior to the applicable interest payment date, provided that the price shall be equal to at least a $0.01 discount to the volume weighted average price for the trading day that is immediately prior to the applicable interest payment date. Merriman Capital, Inc. (“Merriman”) acted as financial advisor to the Company in connection with the transaction and received a fee consisting of $80,000 and warrants to purchase up to 104,186 shares of the Company’s Common Stock. (As disclosed in Note 15) In connection with the issuance of the Debenture, the Company also paid Hillair $45,000 for due diligence which has been recorded as a discount to the debenture, and will be amortized over the term of the debenture, using the effective interest method. In addition, the Company incurred $15,466 in legal fees which are included in debt issuance costs in the accompanying consolidated balance sheet at December 31, 2012.

On each of April 1, 2014 and July 1, 2014, the Company is obligated to redeem and amount equal to $560,000. In lieu of a cash redemption and subject to the Company meeting certain equity conditions described in the Debenture, the Company may elect to pay the Periodic Redemption Amount in shares based on a conversion price equal to the lessor of (a) $0.43 per share, subject to adjustments upon certain events, and (b) 90% of the average of the volume weighted average price for the 20 consecutive trading days prior to the applicable redemption date, provided that the conversion price shall be equal to at least a $0.01 discount to the volume weighted average price for the 20 consecutive days that is immediately prior to the applicable redemption date.

The Company bifurcated the conversion option from its debt host. The fair value of the conversion option liabilities were determined to be $69,502 utilizing the lattice method. Consequently, the Company recorded a discount of $69,502 on the debenture, which will be amortized over the term of the debenture, using the effective interest method. No amortization was recorded for the year ended December 31, 2012. The significant assumptions which the Company used to measure the fair value at the issuance date of conversion option liability is as follows:

Stock price	$0.30
Term	1.25 to 1.5 years
Volatility	50%
Risk-free interest rate	0.21%
Exercise price	$0.43
Delta	0.02-0.03
Up Ratio	1.072-1.079
Down Ratio	0.921-0.928
Up transition probability	0.500

In connection with the Securities Purchase Agreement, the Company is required to maintain compliance with a variety of contractual provisions which include certain affirmative and negative covenants. The requirements principally consist of a requirement to maintain timely filings with the SEC, reserve sufficient authorized shares to issue upon the exercise of the underlying conversion option, and permit the note holders to participate in future financing transactions. The Company is also restricted, among other things, from incurring new indebtedness, permitting additional liens, making material changes to its charter documents, repay or repurchase more than a de minims number of shares of its common stock or common stock equivalents, repay or repurchase any indebtedness, pay cash dividends, enter into transactions with affiliates or use the proceeds of the convertible notes to provide funding to its Brazilian subsidiary. The underlying securities purchase and debenture agreements also provide for the Company to pay liquidated damages in the event of its failure to (i) deliver shares upon the conversion of the notes, in which case the liquidated damages would amount to a cash payment of $10 per trading day (increasing to $15 per trading day on the fifth trading day) for each $1,000 of principal amount being converted until such certificates are delivered  (ii) maintain timely required filings with the SEC, in which case the liquidated damages would amount to a cash payment of two percent (2.0%) of the aggregate subscription amount of such purchasers securities on the day of the failure to maintain timely filings with the SEC and on every thirtieth (30th) day thereafter until the required documents are filed with the SEC or is no longer required for the purchaser to transfer the underlying shares pursuant to Rule 144 and (iii) to compensate the Holder for a Buy-in of securities previously sold by the Holder, as defined in the agreements, on a failure to timely deliver certificates upon conversion by the Holder.  If the holder is subject to a Buy-in, then Company shall (A) pay in cash to the Holder (in addition to any other remedies available to or elected by the Holder) the amount, if any, by which (x) the Holder’s total purchase price (including any brokerage commissions) for the Common Stock so purchased exceeds (y) the product of (1) the aggregate number of shares of Common Stock that the Holder was entitled to receive from the conversion at issue multiplied by (2) the actual sale price at which the sell order giving rise to such purchase obligation was executed (including any brokerage commissions) and (B) at the option of the Holder, either reissue (if surrendered) this Debenture in a principal amount equal to the principal amount of the attempted conversion (in which case such conversion shall be deemed rescinded) or deliver to the Holder the number of shares of Common Stock that would have been issued if the Company had timely complied with its delivery requirements.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2012 and 2011

11.  Income Taxes

The Company’s benefit for income taxes consists of the following for the year ended December 31, 2012 and 2011:

	2012	2011
Deferred:
Federal	$(535,089)	$(563,837)
State and local	(406,952)	(144,204)
Total deferred	(942,041)	(708,041)

Total benefit for income taxes	(942,041)	(708,041)
Less: valuation reserve	942,041	708,041
Income Tax provision	$-	$-

A reconciliation of the federal statutory rate of 0% for the year ended December 31, 2012 and 2011 to the effective rate for income from operations before income taxes is as follows:

	2012	2011

Benefit for income taxes at federal statutory rate	34.0%	34.0%
State and local income taxes, net of federal benefit	10.6	5.3
Differences attributable to change in state business apportionment	7.0
Other	1.7	(2.2)
Less valuation allowance	(53.3)	(37.1)
Effective income tax rate	0.0%	0.0%

The Company adjusted its estimate of business apportionment, thus increasing its effective state tax rate from 5.3% to 10.6%. The increase is primarily due to allocation of business receipts to New York State and New York City.

The temporary differences between recognition of expenses on the consolidated financial statements and tax return relate primarily to differences in depreciation methods and change in allowance for doubtful accounts.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2012 and 2011

11.	Income Taxes (continued)

The tax effects of these temporary differences along with the net operating losses, net of an allowance for credits, have been recognized as deferred tax assets at December 31, 2012 and 2011 as follows:

	2012	2011
Net operating loss carryforward	$1,443,296	$799,408
Bad debt reserve	75,163	17,289
Employee stock compensation	334,393	94,688
Depreciation	(370)	(944)
Total before valuation reserve	1,852,482	910,441
Less valuation reserve	(1,852,482)	(910,441)

Net deferred tax asset	$-	$-

The Company establishes a valuation allowance, if based on the weight of available evidence, it is more likely than not that some portion or all of the deferred assets will not be realized. The valuation allowance increased $942,041 and $708,041 during 2012 and 2011, respectively, offsetting the increase in the deferred tax asset attributable to the net operating loss and reserves.

As of December 31, 2012, the Company has a net operating loss carry forward of approximately $3,200,000 for Federal tax purposes.  The net operating loss expires through 2032.

The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expenses. As of December 31, 2012, the Company has no unrecognized tax positions, including interest and penalties. The tax years 2008-2011 are still open to examination by the major tax jurisdictions in which the Company operates. The Company files returns in the United States Federal tax jurisdiction and various other state jurisdictions.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2012 and 2011

12.   Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of the common shares issuable upon the exercise of stock options and warrants. Potentially dilutive common shares are excluded from the calculation if their effect is antidilutive. At December 31, 2012 and 2011 there were options and warrants to purchase 13,186,945 and 6,452,084 shares of Common Stock, respectively, outstanding which could potentially dilute future net income (loss) per share. At December 31, 2012 the Company also has outstanding convertible debt which is initially convertible into approximately 4,320,000 shares of Common Stock, which could potentially dilute future net income (loss) per share. The number of shares the convertible debt could be converted into could potentially increase under certain circumstances related to the market price of the Company’s Common Stock at the time of conversion.

Basic and diluted net loss per share was calculated for the years ending December 31, 2011 and 2010 as follows:

	2012	2011
Net loss	$(1,766,025)	$(1,909,575)

Weighted average shares outstanding - basic	41,378,216	35,411,704
Dilutive effect of stock options and warrants	-	-
Weighted average shares outstanding - diluted	41,378,216	35,411,704

Net loss per share - basic and diluted	$(0.04)	$(0.05)

13.  Construction Backlog

The following represents the backlog of signed engineering and project management contracts in existence at December 31, 2012 and 2011:

	2012	2011
Balance - January 1	$18,419	$35,789
New contracts and change orders during the period	2,291,337	510,522
	2,309,756	546,311
Less: contract revenue earned during the period	(922,507)	(527,892)
	1,387,249	18,419
Contracts signed but not started	-	-
Balance - December 31	$1,387,249	$18,419

Subsequent to December 31, 2012, the Company has received additional customer contracts totaling approximately $23,000.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2012 and 2011

14.   Stockholders’ Equity

Private Placements – In March 2012, the Company issued 1,463,572 shares of its Common Stock at $0.35 per share through a private placement (the “March Private Placement”). The Company incurred $28,642 in closing costs from the March Private Placement, and also issued warrants valued at $14,675 to Ladenburg Thalmann & Co. Inc. (“Ladenburg”), the placement agent for the March Private Placement (see Note 15).

As part of the March Private Placement, in May 2012, the Company issued an additional 702,872 shares of its Common Stock at $0.35. The Company incurred $7,430 in closing costs from this issuance, and also issued warrants valued at $4,455 to Ladenburg (see Note 15).

During 2012, as part of the March Private Placement, the Company received proceeds of $74,250 for 212,143 shares of Common Stock.

The maximum amount that could be raised through the March Private Placement is $1,000,000. As of December 31, 2012, the Company raised $832,505 through the March Private Placement.

Issuance of common stock – For the year ended December 31, 2011, the Company issued 4,844,444 shares of Common Stock for a total amount of $1,200,000.

Issuance of common stock for services – On May 10, 2011, the Company issued 100,926 shares of Common Stock for services provided by a contractor. These shares were deemed to have a fair market value of $25,100. In connection with the Merger on November 4, 2011, Ladenburg Thalmann & Co Inc. (“Ladenburg”), received 408,750 shares of Common Stock for services related to the Merger. These shares were deemed to have a fair market value of $81,750.

Forgiveness of debt – In April 2012, two stockholders of the Company forgave $73,888 of accrued compensation costs to the Company. The substance of the forgiveness was to provide the Company with additional capital. Accordingly, forgiveness of the accrued compensation costs is reported as a $73,888 increase in paid-in capital. Also, in November 2011, a short-term note receivable in the amount of $10,000 was settled for 50,000 shares of Common Stock.

Settlement of related party accounts payable – In April 2012, the Company issued 40,000 shares of Common Stock for settlement of a related party accounts payable, as described in Note 18.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2012 and 2011

15.  Warrants

In conjunction with a private placement in October 2010 (the “2010 Private Placement”), the Company issued warrants to Ladenburg, the placement agent for the 2010 Private Placement.  The warrants entitle Ladenburg to purchase up to a total of 1,044,584 shares of Common Stock for $0.25 per share.  The warrants expire October 28, 2015.  The warrants are exercisable, at the option of the holder, at any time prior to their expiration. The fair value of warrants issued to placement agents was calculated utilizing the lattice method.  The warrants issued to Ladenburg contain provisions that make them redeemable for cash by the holder of the warrant under certain circumstances that are not within the control of the Company. Accordingly, the fair market value of the warrants as of the date of issuance has been classified as liabilities. The fair value of the 2010 Private Placement warrants as of December 31, 2011 was $198,471. At December 31, 2012 the value of the warrants were adjusted to their fair value which was $125,350.

In conjunction with the March Private Placement, the Company issued warrants to Ladenburg in March 2012. The warrants entitle Ladenburg to purchase up to a total of 86,323 shares of Common Stock for $0.35 per share and expire March 27, 2017. The Company also issued warrants to Ladenburg in May 2012 in connection with the additional 702,872 shares of Common Stock issued in the March Private Placement. These warrants entitle Ladenburg to purchase 29,700 shares of Common Stock at $0.35 per share and expire May 22, 2017.The warrants are exercisable, at the option of the holder, at any time prior to their expiration. The fair value of warrants issued to placement agents were calculated utilizing the lattice method.  The warrants issued to Ladenburg contain provisions that make them redeemable for cash by the holder of the warrant under certain circumstances that are not within the control of the Company.  Accordingly, the fair market value of the warrants as of the date of issuance has been classified as liabilities. The fair value of the March Private Placements warrants at December 31, 2012 was $11,899.

As part of the issuance of convertible debentures to Hillair as disclosed in Note 10, the Company issued warrants to Hillair. The warrants entitle Hillair to purchase up to 2,604,651 shares of Common Stock for $0.4488, subject to adjustments upon certain events. The warrants may be exercised at any time on or after June 27, 2013 and expire on June 27, 2018. The fair value of warrants issued to Hillair was calculated utilizing the lattice method. The warrants issued to Hillair contain provisions that make them redeemable for cash by the holder of the warrant under certain circumstances that are not within the control of the Company. Accordingly, the fair market value of the warrants as of the date of issuance has been classified as liabilities and has been included as a debt discount of the convertible debentures described in Note 10. No amortization expense of the debt discount has been recorded for the year ended December 31, 2012. The fair value of the Hillair warrants as of December 31, 2012 was $199,806.

In connection, with the issuance of convertible debentures to Hillair, the Company issued warrants to Merriman. The warrants entitle Merriman to purchase up to 52,093 shares of Common Stock for $0.4488 and 52,093 shares of Common Stock at $0.43. The warrants issued to Merriman contain terms substantially similar to the warrants issued to Hillair. The fair value of the Merriman warrants as of December 31, 2012 was $8,166 and is recorded in deferred loan costs on the accompanying consolidated balance sheets.

The total change in fair value of the warrants of $(80,352) and $86,122 is included in the accompanying condensed consolidated statement of operations for the years ended December 31, 2012 and 2011, respectively.

The significant assumptions which the Company used to measure the fair value of warrants at December 31, 2012 and 2011 is as follows:

	2012	2011
Stock price	$0.30	$0.38
Term	2.84-5 Years	3.82 Years
Volatility	50%	50%
Risk-free interest rate	0.36-0.72%	0.60%
Exercise prices	$0.25-0.45	$0.25
Dividend yield	0.00%	0.00%
Delta	0.08	0.08
Up ratio	1.144	1.144
Down ratio	0.857	0.857
Up transition probability	0.500	0.500

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2012 and 2011

16.   Stock Options and Grants

2011 Plan – On July 27, 2011, in connection with the Merger, the Company obtained the written consent of holders of a majority of its outstanding common stock approving the 2011 Incentive Stock Plan (the “2011 Plan”). The 2011 Plan covers up to 8,000,000 shares of common stock, and all officers, directors, employees, consultants and advisors are eligible to be granted awards under the 2011 Plan. An incentive stock option may be granted under the 2011 Plan only to a person who, at the time of the grant, is an employee of the Company or its subsidiaries. The 2011 Plan expires on July 26, 2021, and is administered by the Company’s Board. As of December 31, 2012, there were 153,928 shares of common stock available for issuance under the 2011 Plan.

During the year ended December 31, 2012, the Company’s board of directors approved the issuance of up to an additional 2,000,000 shares of the Company’s Common Stock in the form of restricted stock or options. These options generally have the same terms and conditions as those provided under the 2011 Plan, however, the authorization of these options is not subject to shareholder approval. The issuance of these options will be approved by the Company’s board of directors on a case-by-case basis.  As of December 31, 2012, there were 528,571 shares of common stock available for issuance under this approval.

A summary of stock option activity and changes during the years  ended December 31, 2012 and 2011 are presented below:

	Shares	Weighted Average Fair Value Per Share	Weighted Average Exercise Price Per Share	Weighted Average Remaining Terms (in years)	Aggregate Intrinsic Value
Outstanding – January 1, 2011	-	$-	$-
Granted	5,407,500	0.09	0.20
Exercised	-	-	-
Cancelled	-	-	-
Outstanding – December 31, 2011	5,407,500	$0.09	$0.20	9.86	$966,250
Granted	3,910,001	0.14	0.57
Exercised	-	-	-
Cancelled	-	-	-
Outstanding – December 31, 2012	9,317,501	$0.11	$0.36	9.03	$539,650
Exercisable – December 31, 2011	1,719,167	$0.09	$0.20	9.86	$307,083
Exercisable – December 31, 2012	4,973,333	$0.11	$0.30	8.97	$359,600

For the year ended December 31, 2012 and 2011, the Company recognized stock-based compensation expense of $508,265 and $157,551, respectively, which is included in payroll and related expenses in the accompanying consolidated statements of operations.

As of December 31 2012, there was $386,950 of total unrecognized compensation costs related to non-vested stock options, which will be expensed over a weighted average period of 1.07 years. The intrinsic value is calculated as the difference between the fair value of the stock price at year end and the exercise price of each of the outstanding stock options. The fair value of the stock price at December 31, 2012 and December 31, 2011 was $0.30 per share and $0.38 per share, respectively, as determined by using a weighted value between the income approach method, the public company market multiple method, and a fair value method developed by the Company.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2012 and 2011

16.  Stock Options and Grants (continued)

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

Also on November 7, 2011, a consultant of the Company was granted an option to purchase 1,000,000 shares of the Company’s common stock, with an exercise price of $0.20. These options were granted under the same terms of the 2011 Option Grants.

On November 15, 2011, the Company executed a two year consulting agreement with a consultant, to act as a Senior Advisor of the Company. In consideration for the services to be performed under the agreement, the Company shall on the last business day of each month during the term, grant the consultant an option to purchase 10,000 shares of the Company’s Common Stock with an exercise price ranging from $0.25 to $0.60. The terms of these options are the same as the 2011 Option Grants. During the year ending December 31, 2012 and 2011, the consultant was granted options to purchase 120,000 and 20,000, respectively, shares of the Company’s Common Stock.

On January 2, 2012, the Chief Executive Officer of the Company was granted an option to purchase 2,000,000 shares of the Company’s Common Stock with an exercise price of $0.75. These options were granted under the same terms of the 2011 Option Grants.

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

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2012 and 2011

16.   Stock Options and Grants (continued)

The fair value of the stock-based option awards granted during the years ended December 31, 2012 and 2011 were estimated at the date of grant using the Black-Scholes option valuation model with the following assumptions:

	2012	2011
Expected dividend yield	0.00%	0.00%
Expected stock volatility	50%	50%
Risk-free interest rate	0.59 – 1.22%	0.83 – 0.96%
Expected life	5.25-10 years	5.47-5.5 years

Because the Company does not have significant historical data on employee exercise behavior, the Company uses the “Simplified Method” to calculate the expected life of the stock-based option awards granted to employees. The simplified method is calculated by averaging the vesting period and contractual term of the options.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2012 and 2011

17.   Commitments

Operating lease – The Company leases office space in New York City to conduct its business. The lease began in October 2011 and expires October 31, 2016, with rent escalations. Non-contingent rent increases are being amortized over the life of the lease on a straight line basis. The Company also had previous office space in New York City from November 2010 through September 2011. The rental expense charged to operations for the year ended December 31, 2012 and 2011 amounted to $112,867 and $89,995, respectively. Future minimum rental payments on this lease are as follows for the years ending December 31,:

2013	$111,469
2014	115,483
2015	121,312
2016	103,535
$451,799

18.   Related Party Transactions

ConGlobal Industries, Inc. is a minority stockholder of the Company and provides containers and labor on domestic projects.  The Company recognized Cost of Goods Sold of $1,044,354 and $1,341,822, for services ConGlobal Industries, Inc. rendered during the years ended December, 31, 2012 and 2011, respectively. As of December 31, 2012 and 2011, $62,844 and $12,628, respectively, of such expenses are included in related party accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

The Lawrence Group is a minority stockholder of the Company and is a building design, development and project delivery firm. The Company recognized Cost of Goods Sold of $62,276, for services The Lawrence Group rendered during the year ended December 31, 2012. For the years ended December 31, 2012 and 2011, $37,233 and $67,782, respectively, of pre-project expenses were included in related party accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet. On April 24, 2012, $67,782 of the accrued expenses was converted into 40,000 shares of the Company’s Common Stock.

The Company has accrued certain reimbursable expenses of owners of the Company. Such expenses amounted to $2,779 and $6,474 for the years ended December 31, 2012 and 2011, respectively, and are included in related party accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2012 and 2011

19.   Cancellation of Trade Liabilities and Unpaid Interest

For the years ended December 31, 2012 and 2011, the Company recognized debt forgiveness income of $102,128 and $239,250, respectively, as shown on the accompanying statements of operations, which represents forgiveness of trade accounts payable resulting from settlement agreements with vendors.

20.   Subsequent Events

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

In January 2013 the Company issued and sold an aggregate of: (a) $392,000 in 8% Original Issue Discount Senior Secured Convertible Debentures due July 1, 2014, for a subscription amount of $350,000, and (b) a Common Stock purchase warrant to purchase up to an aggregate of 911,628 shares of the Company’s Common Stock. Except for the original issue date, the debentures and warrants have the same terms and conditions as the Hillair debentures and warrants as disclosed in Note 10 and 15.