Form 10-Q
period 2013-03-31
SG BLOCKS, INC.
filed 2013-05-15
CIK 1023994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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
Yes ☐ No ☒

As of May 10, 2013, there were 42,198,093 shares of the registrant’s common stock, $0.01 par value, outstanding.

SG BLOCKS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SG BLOCKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31,
	(Unaudited)	2012
Assets

Current assets:
Cash and cash equivalents	$510,695	$868,067
Short-term investment	39,283	39,249
Accounts receivable, net	449,110	284,395
Costs and estimated earnings in excess of billings on uncompleted contracts	157,871	36,476
Inventory	81,541	48,011
Prepaid expenses and other current assets	3,493	1,405
Total current assets	1,241,993	1,277,603

Equipment, net	7,583	6,064
Debt issuance costs, net	112,075	103,632

Totals	$1,361,651	$1,387,299

Liabilities and Stockholders’ Deficiency

Current liabilities:
Accounts payable and accrued expenses	$327,170	$343,080
Accrued interest, related party	22,460	20,439
Accrued interest	30,240	-
Related party accounts payable and accrued expenses	52,010	102,856
Related party notes payable	73,500	73,500
Billings in excess of costs and estimated earnings on uncompleted contracts	143,124	69,789
Deferred revenue	201,117	201,117
Conversion option liabilities	31,021	69,502
Warrant liabilities	250,296	337,055
Total current liabilities	1,130,938	1,217,338
Convertible debentures, net	1,036,531	685,692
Total liabilities	2,167,469	1,903,030

Commitments

Stockholders’ deficiency:
Preferred stock, $0.01 par value, 5,000,000 shares authorized; 0 issued and outstanding at March 31, 2013 and December 31, 2012	-	-
Common stock, $0.01 par value, 100,000,000 shares authorized; 42,198,093 issued and outstanding at March 31, 2013and December 31, 2012	421,981	421,981
Additional paid-in capital	6,215,978	6,099,635
Accumulated deficiency	(7,444,242)	(7,036,776)
Accumulated other comprehensive loss	465	(571)
Total stockholders’ deficiency	(805,818)	(515,731)

Totals	$1,361,651	$1,387,299

The accompanying notes are an integral part of these condensed consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS

	For the Three Months Ended March 31,
	2013	2012
	(Unaudited)	(Unaudited)
Revenue:
SG Block sales	$420,694	$421,950
Engineering services	-	70,795
Project management	535,474	31,270
	956,168	524,015

Cost of revenue:
SG Block sales	322,354	336,795
Engineering services	-	73,128
Project management	578,560	19,983
	900,914	429,906

Gross profit	55,254	94,109

Operating expenses:
Payroll and related expenses	344,535	327,473
General and administrative expenses	165,466	231,866
Marketing and business development expense	15,263	19,959
Pre-project expenses	7,215	9,962
Total	532,479	589,260

Operating loss	(477,225)	(495,151)

Other income (expense):
Interest expense	(149,770)	(2,044)
Interest income	34	27
Change in fair value of financial instruments	219,495	10,446
Cancellation of trade liabilities and unpaid interest	-	23,153
Total	69,759	31,582

Net loss	$(407,466)	$(463,569)

Comprehensive loss
Foreign currency translation adjustment	1,036	(27)
Total comprehensive loss	$(406,430)	$(463,596)

Net loss per share - basic and diluted:
Basic and diluted	$(0.01)	$(0.01)

Weighted average shares outstanding:
Basic and diluted	42,198,093	35,843,839

The accompanying notes are an integral part of these condensed consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES
IN STOCKHOLDERS' DEFICIENCY

For the Three Months Ended March 31, 2013 (Unaudited)

	$0.01 Par Value Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficiency	Loss	Total

Balance - December 31, 2012	42,198,093	$421,981	$6,099,635	$(7,036,776)	$(571)	$(515,731)

Stock-based compensation	-	-	113,485	-	-	113,485

Fair value of warrants issued (see Note 9)	-	-	2,858	-	-	2,858

Foreign currency translation adjustment	-	-	-	-	1,036	1,036

Net loss	-	-	-	(407,466)	-	(407,466)

Balance – March 31, 2013	42,198,093	$421,981	$6,215,978	$(7,444,242)	$465	$(805,818)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31,	2013	2012
	(Unaudited)	(Unaudited)
Cash flows from operating expenses:
Net loss	$(407,466)	$(463,569)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	567	631
Amortization of debt issuance costs	22,415	-
Amortization of discount on convertible debentures	95,094	-
Interest income on short-term investment	(34)	(27)
Change in fair value of financial instruments	(219,495)	(10,446)
Stock-based compensation	113,485	87,263
Cancellation of trade liabilities and unpaid interest	-	(23,153)
Changes in operating assets and liabilities:
Accounts receivable	(164,715)	(163,189)
Costs and estimated earnings in excess of billings
on uncompleted contracts	(121,395)	(3,942)
Inventory	(33,530)	(53,230)
Prepaid expenses and other current assets	(2,088)	(1,405)
Accounts payable and accrued expenses	(15,910)	26,972
Accrued interest, related party	2,021	2,044
Accrued interest	30,240	-
Related party accounts payable and accrued expenses	(50,846)	9,300
Billings in excess of costs and estimated earnings
on uncompleted contracts	73,335	4,275
Deferred revenue	-	49,261
Net cash used in operating activities	(678,322)	(539,215)

Cash flows used in investing activities
Purchase of equipment	(2,086)	-
Net cash used in investing activities	(2,086)	-

Cash flows from financing activities:
Expenditures on debt issuance costs	(28,000)	-
Proceeds from issuance of common stock and warrants in private offering	-	433,608
Proceeds from issuance of convertible debentures and warrants	350,000	-
Net cash provided by financing activities	322,000	433,608

Effect of exchange rate changes on cash	1,036	(27)

Net decrease in cash	(357,372)	(105,634)

Cash and cash equivalents - beginning of period	868,067	561,759

Cash and cash equivalents - end of period	$510,695	$456,125

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-

Supplemental disclosure of non-cash financing activities:
In connection with the 2012 private offering, $50,000 was paid for a prior liability which was included in accounts payable and accrued expenses.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2013 and 2012 (Unaudited)

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

During 2012, the Company formed SG Blocks Sistema De Constucao Brasileiro LTDA. (“SG Brazil”), a wholly owned subsidiary of the Company. As of March 31, 2013, SG Brazil is inactive.

The Company is a provider of code engineered cargo shipping containers modified for use in “green” construction. The Company also provides engineering and project management services related to the use of modified containers in construction.

2.           Liquidity and Financial Condition

Through March 31, 2013, the Company has incurred an accumulated deficiency since inception of $7,444,242.  At March 31, 2013, the Company had a cash balance of $510,695. At May 14, 2013, the Company had a cash balance of approximately $500,000

Since the Company’s inception, it has generated revenues from SG Block sales, engineering services, and project management.

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

During the three months ended March 31, 2013, the Company raised $350,000 in net new funds through the issuance of convertible debentures. (See Note 7) The Company also raised $500,000 in net new funds through the issuance of convertible debentures in April 2013. The proceeds from these issuances were used to fund the Company’s operations and working capital needs.

The Company intends to raise additional funds for the remainder of 2013 through a private placement of its common stock as well as additional issuances of convertible debentures. The additional capital would be used to fund the Company’s operations, including the costs that it expects to incur as a public company. The current level of cash and operating margins is not enough to cover the existing fixed and variable obligations of the Company, so increased revenue performance and the addition of capital through issuances of securities are critical to the Company’s success. Should the Company not be able to raise additional capital through a private placement or some other financing source, the Company would take one or more of the following actions to conserve cash: reduction in employee headcount, reduction in base salaries to senior executives and employees, and other cost reduction measures. Assuming that the Company is successful in its growth plans and development efforts, the Company believes that it will be able to raise additional funds through sales of its stock. There is no guarantee that the Company will be able to raise such additional funds on acceptable terms, if at all.

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

For the Three Months Ended March 31, 2013 and 2012 (Unaudited)

3.           Summary of Significant Accounting Policies

Interim financial information – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments, consisting of normal accruals, considered necessary for a fair presentation of the interim financial statements have been included. Results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013

The condensed consolidated financial statements and notes should be read in conjunction with the financial statements and notes for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2013.

Reclassification – Certain prior period amounts have been reclassified to conform to the current period presentation.

Basis of consolidation – The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, SG Building and SG Brazil. All intercompany balances and transactions have been eliminated.

Accounting estimates – The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.  Significant areas which require the Company to make estimates include revenue recognition, stock-based compensation, warrant liabilities and allowance for doubtful accounts.  Actual results could differ from those estimates.

Operating cycle – The length of the Company’s contracts varies, but is typically between six to twelve months. Assets and liabilities relating to long-term contracts are included in current assets and current liabilities in the accompanying balance sheets as they will be liquidated in the normal course of contract completion, which at times could exceed one year.

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

For the Three Months Ended March 31, 2013 and 2012 (Unaudited)

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

For the Three Months Ended March 31, 2013 and 2012 (Unaudited)

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

The Company has a factoring agreement which provides for the Company to receive an advance of 75% of any accounts receivable that it factors. On August 13, 2012, the factoring agreement was increased for up to $1,000,000 for credit worthy retail clients. The factoring agreement also provides for discount fees ranging from 2.5% to 7.5% of the face value of any accounts receivable factored. The factoring agreement is with recourse except in an instance which the customer is insolvent. The agreement originally expired January 2013 and was automatically extended for a one year period. The agreement will continue to automatically extend for successive periods of one year unless either party formally cancels. For the three months ended March 31, 2013 and 2012, there has been no activity with regard to this agreement. Under the convertible debentures agreement as described in Note 7, the Company is precluded from any borrowing under this factoring agreement.

Debt issuance costs – All debt issuance are stated at cost, net of amortization. Amortization is computed over the estimated useful life of the related assets on a straight-line method. As of March 31, 2013, all debt issuance costs are amortized over 18 months.

Convertible instruments – The Company bifurcates conversion options from their host instruments and accounts for them as free standing derivative financial instruments according to certain criteria. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.

The Company has determined that the embedded conversion options should be bifurcated from their host instruments and a portion of the proceeds received upon the issuance of the hybrid contract have been allocated to the fair value of the derivative. The derivative is subsequently marked to market at each reporting date based on current fair value, with the changes in fair value reported in results of operations.

Common stock purchase warrants and other derivative financial instruments – The Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) provides a choice of net-cash settlement or settlement in the Company’s own shares (physical settlement or net-share settlement) providing that such contracts are indexed to the Company’s own stock. The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if any event occurs and if that event is outside the Company’s control) or (ii) gives the counterparty a choice of net-cash settlement of settlement shares (physical settlement or net-cash settlement). The Company assesses classification of common stock purchase warrants and other free standing derivatives at each reporting date to determine whether a change in classification between assets and liabilities or equity is required.

The Company’s free standing derivatives consist of warrants to purchase common stock that were issued to a placement agent involved with the private offering memorandum as well as issuances of convertible debentures as described in Note 9 . The Company evaluated the common stock purchase warrants to assess their proper classification in the consolidated balance sheet and determined that the common stock purchase warrants feature a characteristic permitting cash settlement at the option of the holder. Accordingly, these instruments have been classified as warrant liabilities in the accompanying condensed consolidated balance sheets as of March 31, 2013 and December 31, 2012.

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

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2013 and 2012 (Unaudited)

3.           Summary of Significant Accounting Policies (continued)

The Company uses three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities
Level 2	Quoted prices for similar assets and liabilities in active markets or inputs that are observable.
Level 3	Inputs that are unobservable (for example, cash flow modeling inputs based on assumptions).

Financial liabilities measured at fair value on a recurring basis are summarized below:

	March 31, 2013	Quoted prices in active market for identical assets (Level l)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Warrant Liabilities	$250,296	$-	$-	$250,296
Conversion Option Liabilities	$31,021	$-	$-	$31,021

	December 31, 2012	Quoted prices in active market for identical assets (Level l)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Warrant Liabilities	$337,055	$-	$-	$337,055
Conversion Option Liabilities	$69,502	$-	$-	$69,502

Warrant and conversion option liabilities are measured at fair value using the lattice pricing model and are classified within Level 3 of the valuation hierarchy. For fair value measurements categorized within Level 3 of the fair value hierarchy, the Company’s Chief Financial Officer, who reports to the Chief Executive Officer, determines its valuation policies and procedures. The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s Chief Financial Officer and are approved by the Chief Executive Officer.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis:

	For the three months ended March 31, 2013	For the three months ended March 31, 2012
Beginning balance	$406,557	$198,471
Aggregate fair value of conversion option liabilities and warrants issued	94,255	14,675
Change in fair value of conversion option liabilities and warrants	(219,495)	(10,446)
Ending balance	$281,317	$202,700

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2013 and 2012 (Unaudited)

3.           Summary of Significant Accounting Policies (continued)

The significant assumptions and valuation methods that the Company used to determine fair value and the change in fair value of the Company’s derivative financial instruments are discussed in Notes 7 and 9.

The Company presented warrant and conversion option liabilities at fair value on its condensed consolidated balance sheets, with the corresponding changes in fair value recorded in the Company’s condensed consolidated statements of operations for the applicable reporting periods. As disclosed in Notes 7 and 9, the Company computed the fair value of the warrant and conversion option liability at the date of issuance and the reporting dates of March 31, 2013 and December 31, 2012 using the lattice pricing method.

The calculation of the lattice pricing model involves the use of the fair value of the Company’s common stock, estimated term, volatility, risk-free interest rates, the size of the time step and dividend yield (if applicable). The Company developed the assumptions that were used as follows: The fair value of the Company’s common stock was obtained from publically quoted prices as well as valuation models developed by the Company. The results of the valuation were assessed for reasonableness by comparing such amount to sales of other equity and equity linked securities to unrelated parties for cash and intervening events affected in the price of the Company’s stock. The term represents the remaining contractual term of the derivative; the volatility rate was developed based on analysis of the Company’s historical stock price volatility and the historical volatility rates of several other similarly situated companies (using a number of observations that was at least equal to or exceeded the number of observations in the life of the derivative financial instrument at issue); the risk free interest rates were obtained from publicly available US Treasury yield curve rates; the dividend yield is zero because the Company has not paid dividends and does not expect to pay dividends in the foreseeable future. The size of the time step is used to determine the up ratio and down ratio probabilities applied in the lattice model and are proportional to the remaining term of the derivative instrument.

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

For the Three Months Ended March 31, 2013 and 2012 (Unaudited)

3.           Summary of Significant Accounting Policies (continued)

Foreign currency translation – The Company’s international subsidiary considers its local currency to be its functional currency. Assets and liabilities of the Company’s subsidiary operating in a foreign country are translated into U.S. dollars using both the exchange rate in effect at the balance sheet date or historical date, as applicable. Results of operations are translated using the average exchange rates prevailing throughout the period. The effects of exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are included in stockholders’ deficiency as a component of accumulated other comprehensive loss, while gains and losses resulting from foreign currency translations are included in operations.

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

For the Three Months Ended March 31, 2013 and 2012 (Unaudited)

3.           Summary of Significant Accounting Policies (continued)

Concentrations of credit risk – Financial instruments that potentially subject the Company to concentration of credit risk, consist principally of cash and cash equivalents. The Company places its cash with high credit quality institutions. At times, such amounts may be in excess of the FDIC insurance limits.  The Company has not experienced any losses in such account and believes that it is not exposed to any significant credit risk on the account.

With respect to receivables, concentrations of credit risk are limited to a few customers in the construction industry.  The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers other than normal lien rights.  At March 31, 2013 and December 31, 2012, 81% and 59%, respectively, of the Company’s accounts receivable were due from three customers, respectively.

Revenue relating to three and one customer, respectively, represented approximately 81% and 73% of the Company’s total revenue for the three months ended March 31, 2013 and 2012, respectively.

Costs of revenue relating to one vendor, who is a related party and disclosed in Note 12, represented approximately 39% and 67% of the Company’s total cost of revenue for the three months ended March 31, 2013 and 2012. Cost of revenue relating to two unrelated vendor represented approximately 40% of the Company’s total cost of revenue for the three months ended March 31, 2013. The Company believes it would be able to use other vendors at reasonable comparable terms if needed.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2013 and 2012 (Unaudited)

4.           Accounts Receivable

At March 31, 2013 and December 31, 2012, the Company’s accounts receivable consisted of the following:

	2013	2012
Billed:
SG Block sales	$278,709	$207,390
Engineering services	250,777	216,535
Project management	94,054	34,900
Total gross receivables	623,540	458,825
Less: allowance for doubtful accounts	(174,430)	(174,430)
Total net receivables	$449,110	$284,395

5.           Costs and Estimated Earnings on Uncompleted Contracts

Costs and estimated earnings on uncompleted contracts consist of the following at March 31, 2013 and December 31, 2012:

	2013	2012
Costs incurred on uncompleted contracts	$317,022	$177,529
Provision for loss on uncompleted contracts	(58,433)	(6,680)
Estimated earnings	72,710	19,516
	331,299	190,365
Less: billings to date	(316,552)	(223,678)

	$14,747	$(33,313)

The above amounts are included in the accompanying condensed consolidated balance sheets under the following captions at March 31, 2013 and December 31, 2012.

	2013	2012
Costs and estimated earnings in excess of billings on uncompleted contracts	$157,871	$36,476
Billings in excess of cost and estimated earnings on uncompleted contracts	(143,124)	(69,789)
	$14,747	$(33,313)

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2013 and 2012 (Unaudited)

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

As of March 31, 2013 and December 31, 2012, the Company has accrued anticipated losses on uncompleted contracts in the amount of $58,433 and $6,680, respectively. This amount is included in cost of revenue on the accompanying condensed consolidated statements of operations and comprehensive loss and is included in accounts payable and accrued expenses on the accompanying condensed consolidated balance sheets.

6.           Debt Issuance Costs

Debt issuance costs consisted of the following at March 31, 2013 and December 31, 2012:

	2013	2012
Financial advisor fee	$108,000	$80,000
Legal fees	15,466	15,466
Fair value of warrants issued (as disclosed in Note 10 )	11,024	8,166
	134,490	103,632
Less: accumulated amortization	22,415	-
	$112,075	$103,632

Amortization expense of debt issuance costs for the three months ended March 31, 2013 amounted to $22,415 and is included in other income (expense) on the accompanying condensed consolidated statements of operations.

7.           Convertible Debentures

On December 27, 2012, the Company entered a Securities Purchase Agreement (“Securities Purchase Agreement”) with Hillair Capital Investments L.P. (“Hillair), whereby the Company issued and sold to Hillair: (i) $1,120,000 in 8% Original Discount Senior Secured Convertible Debentures due July 1, 2014, for $1,000,000 (“Debenture”), and (ii) a Common Stock purchase warrant to purchase up to 2,604,651 shares of the Company’s Common Stock, which has been recorded as a discount to the debenture. (As disclosed in Note 9) The Company recorded a discount of $120,000, which will be amortized over the term of the debenture, using the effective interest method. At any time after December 28, 2012, until the Debenture is no longer outstanding, the Debenture shall be convertible, in whole or in part, into shares of Common Stock at the option of Hillair, subject to certain conversion limitations set forth in the Debenture. The initial conversion price for the Debenture is $0.43 per share, subject to adjustments upon certain events, as set forth in the Debenture. The Company shall pay interest on the aggregate unconverted and then outstanding principal amount of the Debenture at 8% per annum, payable quarterly on January 1, April 1, July 1 and October 1, beginning on July 1, 2013. Interest is payable in cash or at the Company’s option in shares of Common Stock, provided certain conditions are met, based on a share value equal to the lesser of (a) $0.43 per share, subject to adjustments upon certain events, and (b) 90% of the average of the volume weighted average price for 20 consecutive trading days prior to the applicable interest payment date, provided that the price shall be equal to at least a $0.01 discount to the volume weighted average price for the trading day that is immediately prior to the applicable interest payment date. Merriman Capital, Inc. (“Merriman”) acted as financial advisor to the Company in connection with the transaction and received a fee consisting of $80,000 and warrants to purchase up to 104,186 shares of the Company’s Common Stock. (As disclosed in Note 9) In connection with the issuance of the Debenture, the Company also paid Hillair $45,000 for due diligence which has been recorded as a discount to the debenture, and will be amortized over the term of the debenture, using the effective interest method. In addition, the Company incurred $15,466 in legal fees which are included in debt issuance costs in the accompanying condensed consolidated balance sheet at March 31, 2013 and December 31, 2012.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2013 and 2012 (Unaudited)

7.           Convertible Debentures (continued)

On January 8, 2013 and January 9, 2013, the Company issued and sold to Next View Capital LP (“Next View”) and another investor (“Another Investor”) an aggregate of (i) $392,000 in 8% Original Discount Senior Secured Convertible Debentures due July 1, 2014, for $350,000 (“2013 Debentures”), and (ii) Common Stock purchase warrants to purchase up to 911,628 shares of the Company’s Common Stock, which has been recorded as a discount to the 2013 Debentures. (As disclosed in Note 9). The Company recorded a discount of $42,000, which will be amortized over the term of the debenture, using the effective interest method. Except for the date of issuance, these debentures and warrants have the same terms and conditions as the debenture and warrant issued to Hillair as described above. Merriman acted as financial advisor to the Company in connection with this transaction and received a fee consisting of $28,000 and warrants to purchase up to 36,466 shares of the Company’s Common Stock. (As disclosed in Note 9)

For the three months ended March 31, 2013, interest expense on the convertible debentures amounted to $30,240 and is included on the accompanying condensed consolidated statements of operations. For the three months ended March 31, 2013, total amortization relating to the discount amounted to $95,094 and is included in interest expense on the accompanying condensed consolidated statements of operations.

On each of April 1, 2014 and July 1, 2014, the Company is obligated to redeem a total amount equal to $756,000 in connection with the Hillair, Next View and Another Investor debentures. In lieu of a cash redemption and subject to the Company meeting certain equity conditions described in the Debenture, the Company may elect to pay the Periodic Redemption Amount in shares based on a conversion price equal to the lesser of (a) $0.43 per share, subject to adjustments upon certain events, and (b) 90% of the average of the volume weighted average price for the 20 consecutive trading days prior to the applicable redemption date, provided that the conversion price shall be equal to at least a $0.01 discount to the volume weighted average price for the 20 consecutive days that is immediately prior to the applicable redemption date.

The Company bifurcated the conversion option from its debt host. The fair value of the conversion option liabilities were determined to be $93,824 at the date of issuance, utilizing the lattice method. Consequently, the Company recorded a discount of $93,824 on the debentures, which will be amortized over the term of the debenture, using the effective interest method. The fair value of the conversion option liabilities as of March 31, 2013 was $31,021. The significant assumptions which the Company used to measure the fair value at the date of issuance and March 31, 2013 of the conversion option liability are as follows:

	Date of Issuance	March 31, 2013
Stock price	$0.30	$0.24
Term	1.25 to 1.5 years	1 to 1.25 years
Volatility	50%	50%
Risk-free interest rate	0.21%	0.14%
Exercise price	$0.43	$0.43
Delta	0.02-0.03	0.02
Up Ratio	1.072-1.079	1.065-1.072
Down Ratio	0.921-0.928	0.928-0.935
Up transition probability	0.500	0.500

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

8.           Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of the common shares issuable upon the exercise of stock options and warrants. Potentially dilutive common shares are excluded from the calculation if their effect is antidilutive. At March 31, 2013, there were options and warrants to purchase 9,860,001 and 4,817,538 shares of common stock, respectively, outstanding which could potentially dilute future net income (loss) per share. At March 31, 2013 the Company also had outstanding convertible debt which is initially convertible into 3,516,279 shares of Common Stock, which could potentially increase under certain circumstances related to the market price of the Company’s Common Stock at the time of conversion. At March 31, 2012, there were options and warrants to purchase 7,807,500 and 1,130,907 shares of common stock, respectively, outstanding which could potentially dilute future net income (loss) per share.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2013 and 2012 (Unaudited)

8.           Net Income (Loss) Per Share (continued)

Basic and diluted net loss per share was calculated for the three months ending March 31, 2013 and 2012 as follows:

	2013	2012
Net loss	$(407,466)	$(463,569)

Weighted average shares outstanding - basic	42,198,093	39,843,839
Dilutive effect of stock options and warrants	-	-
Weighted average shares outstanding - diluted	42,198,093	39,843,839

Net loss per share - basic and diluted	$(0.01)	$(0.01)

9.           Warrants

In conjunction with a private placement in October 2010 (the “2010 Private Placement”), the Company issued warrants to Ladenburg, the placement agent for the 2010 Private Placement.  The warrants entitle Ladenburg to purchase up to a total of 1,044,584 shares of common stock for $0.25 per share.  The warrants expire October 28, 2015.  The warrants are exercisable, at the option of the holder, at any time prior to their expiration. The fair value of warrants issued to placement agents was calculated utilizing the lattice method.  The warrants issued to Ladenburg contain provisions that make them redeemable for cash by the holder of the warrant under certain circumstances that are not within the control of the Company. Accordingly, the fair market value of the warrants as of the date of issuance has been classified as liabilities. The fair value of the 2010 Private Placement warrants as of March 31, 2013 was $67,599.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2013 and 2012 (Unaudited)

9.           Warrants (continued)

In conjunction with a private placement in 2012 (the “2012 Private Placement”), the Company issued warrants to Ladenburg in March 2012.  The warrants entitle Ladenburg to purchase up to a total of 86,323 shares of common stock for $0.35 per share and expire March 27, 2017.  The Company also issued warrants to Ladenburg in May 2012 in connection with the additional 702,872 shares of common stock issued in the March Private Placement.  These warrants entitle Ladenburg to purchase 29,700 shares of common stock at $0.35 per share and expire May 22, 2017.  The warrants are exercisable, at the option of the holder, at any time prior to their expiration.  The fair value of warrants issued to placement agents was calculated utilizing the lattice method.  The warrants issued to Ladenburg contain provisions that make them redeemable for cash by the holder of the warrant under certain circumstances that are not within the control of the Company.  Accordingly, the fair market value of the warrants as of the date of issuance has been classified as liabilities. The fair value of the 2012 Private Placement warrants at March 31, 2013 was $6,626.

As part of the issuance of convertible debentures to Hillair as disclosed in Note 7, the Company issued warrants to Hillair. The warrants entitle Hillair to purchase up to 2,604,651 shares of Common Stock for $0.4488 per share, subject to adjustments upon certain events. The warrants may be exercised at any time on or after June 27, 2013 and expire on June 27, 2018. The fair value of warrants issued to Hillair was calculated utilizing the lattice method. The warrants issued to Hillair contain provisions that make them redeemable for cash by the holder of the warrant under certain circumstances that are not within the control of the Company. Accordingly, the fair market value of the warrants as of the date of issuance has been classified as liabilities and has been included as a debt discount of the convertible debentures described in Note 7. The fair value of the Hillair warrants as of March 31, 2013 was $130,423.

In connection, with the issuance of convertible debentures to Hillair, the Company issued warrants to Merriman. The warrants entitle Merriman to purchase up to 52,093 shares of Common Stock for $0.4488 per share and 52,093 shares of Common Stock at $0.43 per share. The fair market value of the warrants as of the date of issuance has been classified as equity and is recorded in deferred loan costs on the accompanying consolidated balance sheets. The fair value of the Merriman warrants as of the date of issuance was $8,166.

As part of the issuance of convertible debentures to Next View and Another Investor as disclosed in Note 7, the Company issued warrants to Next View and Another Investor. The warrants entitle Next View and Another Investor to purchase up to 651,163 and 260,465, respectively, shares of Common Stock for $0.4488 per share, subject to adjustments upon certain events. The warrants issued to Next View and Another Investor contain substantially all of the same terms as the warrants issued to Hillair. The fair market value of the warrants as of the date of issuance has been classified as liabilities and has been included as a debt discount of the convertible debentures described in Note 7. The fair value of the Next View and Another Investor warrants as of March 31, 2013 was $45,648.

In connection, with the issuance of convertible debentures to Next View and Investor, the Company issued warrants to Merriman. The warrants entitle Merriman to purchase up to 18,233 shares of Common Stock for $0.4488 per share and 18,233 shares of Common Stock at $0.43 per share.  The fair market value of the warrants as of the date of issuance has been classified as equity and is recorded in deferred loan costs on the accompanying consolidated balance sheets. The fair value of the Merriman warrants as of the date of issuance was $2,858.

The change in fair value of the warrants of $156,692 and $10,446 is included in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2013 and 2012, respectively.

The significant assumptions which the Company used to measure the fair value of warrants at March 31, 2013 and 2012 is as follows:

	2013	2012
Stock price	$0.24	$0.37
Term	2.58-5 Years	3.58-4.99 Years
Volatility	50%	50%
Risk-free interest rate	0.36 – 0.77%	0.51%
Exercise prices	$0.25-0.4488	$0.25-0.35
Dividend yield	0.00%	0.00%
Delta	0.04-0.08	0.08
Up ratio	1,103-1.144	1.144
Down ratio	0.857-0.897	0.857-0.858
Up transition probability	0.500-0.501	0.500

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2013 and 2012 (Unaudited)

10.        Stock Options and Grants

2011 Plan – On July 27, 2011, in connection with the Merger, the Company obtained the written consent of holders of a majority of its outstanding common stock approving the 2011 Incentive Stock Plan (the “2011 Plan”). The 2011 Plan covers up to 8,000,000 shares of common stock, and all officers, directors, employees, consultants and advisors are eligible to be granted awards under the 2011 Plan. An incentive stock option may be granted under the 2011 Plan only to a person who, at the time of the grant, is an employee of the Company or its subsidiaries. The 2011 Plan expires on July 26, 2021, and is administered by the Company’s Board. As of March 31, 2013, there were 3,928 shares of common stock available for issuance under the 2011 Plan.

During 2012, the Company’s board of directors approved the issuance of up to an additional 2,000,000 shares of the Company’s common stock in the form of restricted stock or options. These options generally have the same terms and conditions as those provided under the 2011 Plan, however, the authorization of these options is not subject to shareholder approval. The issuance of these options will be approved by the Company’s board of directors on a case-by-case basis.  As of March 31, 2013, there were 136,071 shares of common stock available for issuance under this approval.

A summary of stock option activity as of March 31, 2013 and changes during the three months then ended are presented below:

	Shares	Weighted Average Fair Value Per Share	Weighted Average Exercise Price Per Share	Weighted Average Remaining Terms (in years)	Aggregate Intrinsic Value
Outstanding – December 31, 2012	9,317,501	$0.11	$0.36
Granted	542,500	0.08	0.42
Exercised	-	-	-
Cancelled	-	-	-
Outstanding – March 31, 2013	9,860,001	$0.11	$0.36	8.84	$215,200
Exercisable – December 31, 2012	4,973,333	$0.11	$0.30	8,97	$359,600
Exercisable – March 31, 2013	5,954,167	$0.11	$0.36	8.77	$142,900

For the three months ended March 31, 2013, the Company recognized stock-based compensation expense of $113,485 which is included in payroll and related expenses in the accompanying condensed consolidated statements of operations.

As of March 31, 2013, there was $317,377 of total unrecognized compensation costs related to non-vested stock options, which will be expensed over a weighted average period of 0.93 years. The intrinsic value is calculated as the difference between the fair value as of the balance sheet date and the exercise price of each of the outstanding stock options. The fair value at March 31, 2013 and December 31, 2012 was $0.24 and $0.30 per share, respectively, as determined by using a weighted value between the income approach method, the public company market multiple method, and a fair value method developed by the Company.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2013 and 2012 (Unaudited)

10.        Stock Options and Grants (continued)

During 2011, the Company executed a two year consulting agreement with a consultant, to act as a Senior Advisor of the Company. In consideration for the services to be performed under the agreement, the Company shall on the last business day of each month during the term, grant the consultant an option to purchase 10,000 shares of the Company’s Common Stock with an exercise price equal to fair market value. One-third of the options vest upon the grant date, the second third vests on the first anniversary date of the grant date, and the remaining third vests on the second anniversary of the grant date. During the three months ending March 31, 2013, the consultant was granted options to purchase 30,000 shares of the Company’s Common Stock with exercise prices ranging from $0.16 to $0.20 per share. These options were not granted under the 2011 Plan. The fair value of these options amounted to $5,153.

On March 14, 2013, under the 2011 Plan, three employees and directors of the Company were granted options to purchase 150,000 shares of the Company’s Common Stock with an exercise price of $0.43 per share. One-third of the options vest upon the grant date, the second third vests on the first anniversary date of the grant date, and the remaining third vests on the second anniversary of the grant date. The fair value of these options amounted to $11,310.

On March 14, 2013, seven employees and directors of the Company were granted options to purchase 362,500 shares of the Company’s Common Stock with an exercise price of $0.43 per share.  These options were granted separate and apart from the 2011 Plan and were not granted from the shares available under the Company’s 2011 Plan.  One-third of the options vest upon the grant date, the second third vests on the first anniversary date of the grant date, and the remaining third vests on the second anniversary of the grant date. The fair value of these options amounted to $27,333.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2013 and 2012 (Unaudited)

10.        Stock Options and Grants (continued)

The fair value of the stock-based option awards granted during the three months ended March 31, 2013 were estimated at the date of grant using the Black-Scholes option valuation model with the following assumptions:

Stock price	$0.24
Expected dividend yield	0.00%
Expected stock volatility	50%
Risk-free interest rate	0.88-2.02%
Expected life	5.5 - 10 years

Because the Company does not have significant historical data on employee exercise behavior, the Company uses the “Simplified Method” to calculate the expected life of the stock-based option awards. The simplified method is calculated by averaging the vesting period and contractual term of the options.

11.        Commitments

Operating lease – The Company leases office space in New York City to conduct its business. The lease began in October 2011 and expires October 31, 2016, with rent escalations. Non-contingent rent increases are being amortized over the life of the lease on a straight line basis. The rental expense charged to operations for the three months ended March 31, 2012 and 2011 amounted to $27,349 and $28,217, respectively. Future minimum rental payments on this lease are as follows for the years ending December 31,:

2014	$115,483
2015	121,312
2016	103,535
$340,330

12.        Related Party Transactions

ConGlobal Industries, Inc. is a minority stockholder of the Company and provides containers and labor on domestic projects.  The Company recognized Cost of Goods Sold of $354,427 and $287,294, for services ConGlobal Industries, Inc. rendered during the three months ended March 31, 2013 and 2012, respectively. As of March 31, 2012 and December 31, 2011, $44,184 and $62,844, respectively, of such expenses are included in related party accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2013 and 2012 (Unaudited)

12.        Related Party Transactions (continued)

The Lawrence Group is a minority stockholder of the Company and is a building design, development and project delivery firm. The Company recognized Cost of Goods Sold of $25,337 for services The Lawrence Group rendered during the three months ended March 31, 2013. For the three months ended March 31, 2013 and the year ended December 31, 2012, $7,826 and $37,233, respectively, of expenses were included in related party accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet.

The Company has accrued certain reimbursable expenses of owners of the Company. Such expenses amounted to $2,779 for the year ended December 31, 2012, and are included in related party accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

13.        Cancellation of Trade Liabilities and Unpaid Interest

For the three months ended March 31,2013 and 2012, the Company recognized debt forgiveness income of $0 and $23,153, respectively, as shown on the accompanying statements of operations, which represents forgiveness of trade accounts payable resulting from settlement agreements with vendors.

14.        Subsequent Events

In April 2013 the Company issued and sold an aggregate of: (a) $560,000 in 8% Original Issue Discount Senior Secured Convertible Debentures due October 15, 2014, for a subscription amount of $500,000, and (b) a Common Stock purchase warrant to purchase up to an aggregate of 1,302,326 shares of the Company’s Common Stock. Except for the original issue date, due date and initial exercise date, the debentures and warrants have the same terms and conditions as the Hillair debentures and warrants as disclosed in Note 7 and 9.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction and Certain Cautionary Statements

The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with our condensed consolidated financial statements and related notes and schedules included elsewhere in this Quarterly Report on Form 10-Q. The unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with our audited consolidated financial statements and notes for the year ended December 31, 2012, which were included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.  This discussion contains forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those discussed below.  Factors that could cause or contribute to such differences include, but are not limited to, intensified competition and/or operating problems in its operating business projects and their impact on revenues and profit margins or additional factors, and those discussed in Part II, Item 1A “Risk Factors” and elsewhere this Quarterly Report on Form 10-Q.  In addition, certain information presented below is based on unaudited financial information. There can be no assurance that there will not be changes to this information once audited financial information is available.

Organization

On July 27, 2011, the Company entered into the Merger Agreement (the “Merger Agreement”) by and among CDSI Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“CDSI Merger Sub”), SG Building, Inc., a Delaware corporation (known as SG Blocks, Inc. prior to the Merger) (“SG Building”), and certain stockholders of SG Building. The Merger Agreement provided for the merger of CDSI Merger Sub with and into SG Building, with SG Building surviving the Merger and becoming a wholly-owned subsidiary of the Company (the “Merger”). Upon consummation of the Merger on November 4, 2011, SG Building became the principal operating business of the Company and the Company was renamed SG Blocks, Inc. The Merger was a reverse merger that was accounted for as a recapitalization of SG Building, and accordingly SG Building was deemed to be the accounting acquirer.

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

During 2011, the Company formed SG Blocks Sistema De Constucao Brasileiro LTDA. (“SG Brazil”), a wholly owned subsidiary of the Company. As of March 31, 2013, SG Brazil is inactive.

Results of Operations

Three Months Ended March 31, 2013 and 2012:

	2013	2012
Loss from operations	(477,225)	(495,151)
Other income	69,759	31,582
Net Loss	(407,466)	(463,569)

Revenue

Revenue for the three months ended March 31, 2013 was $956,168 compared to $524,015 for the three months ended March 31, 2012. This increase of $432,153 results mainly from an increase of revenue from project management jobs. Revenue recognized from project management jobs increased approximately $500,000 for the three months ended March 31, 2013 compared to the three month ended March 31, 2012. During the three months ended March 31, 2013 the Company recognized revenue from 9 project management jobs compared to 3 project management jobs for the three months ended March 31, 2012.

Cost of Revenue and Gross Profit

Cost of revenue increased by $471,008 to $900,914 for the three months ended March 31, 2013 from $429,906 for the three months ended March 31, 2012. The increase in cost of revenue results primarily from an increase of costs from project management jobs as well as loss accruals of approximately $58,000. Costs recognized from project management jobs increased approximately $560,000 for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. Gross profit decreased by $38,855 to $55,254 for the three months ended March 31, 2013 compared to $94,109 for the three months ended March 31, 2012. Gross profit percentage decreased to 6% for the three months ended March 31, 2013 compared to 18% for the three months ended March 31, 2012. This decrease results primarily from a change in gross profit percentage from project management jobs from 36% for the three months ended March 31, 2012 to (8)% for the three months ended March 31, 2013. The Company incurred gross loss from project management revenue during the three months ended March 31, 2013 due to losses recognized on three jobs totaling approximately $80,000.

Payroll and Related Expense

Payroll and related expense for the three months ended March 31, 2013 was $344,535 compared to $327,473 for the three months ended March 31, 2012.

Other Operating Expenses

Other operating expenses for the three months ended March 31, 2013 was $187,944 compared to $261,787 for the three months ended March 31, 2012. The decrease of $73,843 results primarily from a decrease of approximately $85,000 in professional fees for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. This decrease results from the Company trying to lower their overhead costs.

Interest Expense

Interest expense for the three months ended March 31, 2013 was $149,770 compared to $2,044 for the three months ended March 31, 2012. This increase of $147,726 results from accrued interest, amortization of debt discount on the Company’s convertible debentures and amortization of debt issuance costs.

Other income (expense)

During the three months ended March 31, 2012, there was other income recognized from a cancellation of trade liabilities and accrued interest of $23,153. Additionally during the three months ended March 31, 2013 and 2012 there was other income of $219,495 and $10,446, respectively, recognized due to a change in fair value of financial instruments.

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

Liquidity and Capital Resources

Since SG Building’s inception in 2008, SG Building has generated losses from operations and the Company anticipates that it will continue to generate losses from operations for the foreseeable future. As of March 31, 2013 and December 31, 2012, the Company’s stockholders’ deficiency was approximately $806,000 and $516,000, respectively.  The Company’s net loss from operations for the three months ended March 31, 2013 was $477,225.  Net cash used in operating activities was $678,322 for the three months ended March 31, 2013.

Through March 31, 2013, the Company has incurred an accumulated deficiency since inception of $7,444,242.  At March 31, 2013, the Company had a cash balance of $510,695. At May 14, 2013, the Company had a cash balance of approximately $500,000.

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

During the three months ended March 31, 2013, the Company raised $350,000 in net new funds through the issuance of convertible debentures.

With respect to the debentures sold in 2012 and the three months ended March 31, 2013, at any time after such issuance until the debentures are no longer outstanding, the debentures are convertible, in whole or in part, into shares of Common Stock of the Company at the option of the holder, subject to certain conversion limitations set forth in the Debenture. The initial conversion price for the Debenture is $0.43 per share, subject to adjustments upon certain events, as set forth in the Debenture. The Company shall pay interest on the outstanding principal amount of the Debenture that has not been converted, at the rate of 8% per annum, payable quarterly on July 1, October 1, January 1 and April 1, beginning on July 1, 2013. Interest is payable in cash or at the Company’s option in shares of Common Stock, provided certain conditions are met, as described in the debenture. On each of April 1, 2014 and July 1, 2014, the Company is obligated to redeem $756,000, (plus accrued but unpaid interest, liquidated damages and any other amounts then owing in respect of the Debenture) (the “Periodic Redemption Amount”). In lieu of a cash redemption and subject to the Company meeting certain equity conditions described in the Debenture, the Company may elect to pay the Periodic Redemption Amount in Common Stock based on a conversion price equal to the lesser of (a) $0.43 per share, subject to adjustments upon certain events, and (b) 90% of the average of the volume weighted average price for the 20 consecutive trading days prior to the applicable redemption date, provided that the conversion price shall be equal to at least a $0.01 discount to the volume weighted average price for the trading day that is immediately prior to the applicable redemption date. Upon any Event of Default (as defined in the Debenture), the outstanding principal amount of the Debenture, plus liquidated damages, interest, a premium of 30% and other amounts owing in respect thereof, shall become, at the holder’s election, immediately due and payable in cash. Commencing five days after the occurrence of any Event of Default, the interest rate on the Debenture shall accrue at an interest rate equal to the lesser of 18% per annum or the maximum rate permitted under applicable law.

The Company also raised $500,000 in net new funds through the issuance of convertible debentures in April 2013.The due date of these debentures is October 15, 2014. Except for the issue date and due date of these debentures, they have the same terms as the debentures issued in 2012 and the three months ended March 31, 2013 as described above.

The Company intends to raise additional funds during the remainder of 2013 through a private placement of its common stock as well as additional issuances of convertible debentures. The additional capital would be used to fund the Company’s operations, including the costs that it expects to incur as a public company. The current level of cash and operating margins is not enough to cover the existing fixed and variable obligations of the Company, so increased revenue performance and the addition of capital through issuances of securities are critical to the Company’s success. Should the Company not be able to raise additional capital through a private placement or some other financing source, the Company would take one or more of the following actions to conserve cash: reduction in employee headcount, reduction in base salaries to senior executives and employees, and other cost reduction measures. Assuming that the Company is successful in its growth plans and development efforts, the Company believes that it will be able to raise additional funds through sales of its stock. There is no guarantee that the Company will be able to raise such additional funds on acceptable terms, if at all.

These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

The Company’s financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should it be unable to continue as a going concern.

Off –Balance Sheet Arrangements

As of March 31, 2013 and December 31, 2012, the Company had no material off-balance sheet arrangements other than operating leases to which SG Building is a party.

In the ordinary course of business, SG Building enters into agreements with third parties that include indemnification provisions which, in its judgment, are normal and customary for companies in its industry sector. These agreements are typically with consultants and certain vendors. Pursuant to these agreements, SG Building generally agrees to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to actions taken or omitted by SG Building. The maximum potential amount of future payments SG Building could be required to make under these indemnification provisions is unlimited. SG Building has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, the Company has no liabilities recorded for these provisions as of March 31, 2013.

Critical Accounting Policies and New Accounting Pronouncements

Critical Accounting Policies

Our condensed consolidated financial statements have been prepared with generally accepted accounting principles in the United States (“GAAP”), which require management to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that management believes to be reasonable. Actual results may differ from those estimates. Critical accounting policies represent the areas where more significant judgments and estimates are used in the preparation of our condensed consolidated financial statements. A discussion of such critical accounting policies, which include share-based payments, derivative instruments, and revenue recognition can be found in our Annual Report on Form 10-K for the year ended December 31, 2012. There have been no material changes to the policies noted above as of the Quarterly Report on Form 10-Q for the period ended March 31, 2013.

Related Party Transactions

ConGlobal Industries, Inc. is a minority stockholder of the Company and provides containers and labor on domestic projects.  The Company recognized Cost of Goods Sold of $354,427 and $287,294, for services ConGlobal Industries, Inc. rendered during the three months ended March 31, 2013 and 2012, respectively. As of March 31, 2012 and December 31, 2011, $44,184 and $62,844, respectively, of such expenses are included in related party accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

The Lawrence Group is a minority stockholder of the Company and is a building design, development and project delivery firm. The Company recognized Cost of Goods Sold of $25,337 for services The Lawrence Group rendered during the three months ended March 31, 2013. For the three months ended March 31, 2013 and the year ended December 31, 2012, $7,826 and $37,233,respectively, of expenses were included in related party accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet.

The Company has accrued certain reimbursable expenses of owners of the Company. Such expenses amounted to $2,779 for the year ended December 31, 2012, and are included in related party accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

Transactions with Vector

On March 26, 2009, the Company entered into a $50,000 Revolving Credit Promissory Note (the “ Revolver ”) with Vector, the Company’s pre-Merger principal stockholder, due December 31, 2012.  During 2012, the Revolver was extended for a year, with a maturity date of December 31, 2013. The loan bears interest at 11% per year.  On January 26, 2011, the Company and Vector entered into an amendment to the Revolver increasing the amount that it may borrow thereunder from $50,000 to $100,000.  As of March 31, 2013 and December 31, 2012 the Revolver had $73,500 of principal and $22,460 and $20,439, respectively, of interest outstanding.

Transactions with Ladenburg

During the first quarter of 2012, the Company engaged Ladenburg as its placement agent to conduct a best efforts private placement of the Company’s common stock at a valuation of $0.35 per share (the March Private Placement).  In connection with the March Private Placement, Ladenburg has and will receive compensation based on the following components: (a) a cash commission equal to 6% of the aggregate purchase price of the shares sold to all investors at each closing (or a lesser percentage with respect to certain investors, as agreed upon between the Ladenburg and the Company) and will be issued a five-year warrant to purchase shares of Common Stock of the Company equal to nine percent (9%) of the total number of shares sold to all investors at such closing (or a lesser percentage in the event certain investors invest, as agreed upon between Ladenburg and the Company), (b) the shares of Common Stock underlying the warrants issued to the Ladenburg will have the same registration rights as the investors with respect to their shares and (c) at the initial closing, the Company reimbursed Ladenburg for its reasonable expenses incurred in connection with the offering.

On March 28, 2012, we received net proceeds of $433,608 from the March Private Placement.  On May 23, 2012, we received additional net proceeds of $208,575 from the March Private Placement.

Mr. Lampen is the president and chief executive officer of Ladenburg’s parent company.  Additionally, Vector beneficially owns approximately 8% of the Ladenburg Thalmann Financial Services Inc., the parent company and sole owner of Ladenburg.

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

In connection with the audit of our fiscal 2012 consolidated financial statements, our independent auditors identified certain significant deficiencies that together constitute a material weakness in our disclosure controls and procedures. These significant deficiencies primarily relate to our (i) difficulty in generating data in a form and format that facilitates the timely analysis of information needed to produce accurate financial reports, (ii) difficulty in applying complex accounting and financial reporting and disclosure rules required under GAAP and the SEC reporting regulations, and (iii) limited segregation of duties.  These significant deficiencies together constitute a material weakness in our disclosure controls and procedures.

During the year ended December 31, 2012, we have taken certain steps in an effort to correct these material weaknesses, including retaining the Chief Financial Officer who has significant experience with publicly-held companies.  Although this is an important step towards improving the application of complex accounting principles, the preparation of financial reports and the segregation of duties, additional time is still required to fully implement additional internal controls procedures and test their operating effectiveness before we can definitively conclude that we have remediated our deficiencies.  Because these remediation steps have not yet been completed, we have performed additional analyses and other procedures to ensure that our consolidated financial statements contained in this Quarterly Report were prepared in accordance with GAAP and applicable SEC regulations.

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

(b) Changes in Internal Control over Financial Reporting

Notwithstanding our remedial actions and integration of our financial reporting systems following the Merger, there was no change in our internal control over financial reporting that occurred during the first quarter of 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the risk factors below and other information set forth in this Quarterly Report, you should carefully consider the risk factors previously disclosed in “Item 1A, To Part II” of our Annual Report on Form 10-K for the year ended December 31, 2012. There were no material changes from these risk factors during the three months ended March 31, 2013.

Risks Relating to the Company

If we are not successful in our efforts to increase sales or raise capital, we will experience a shortfall in cash over the next twelve months and our ability to raise capital may be limited.

As of March 31, 2013 and December 31, 2012, SG Building, our wholly-owned subsidiary, had cash and cash equivalents of $510,695 and $868,067, respectively.  However, over the three months ended March 31, 2013 and fiscal year ended December 31, 2012, we had a net loss of $407,466 and $1,766,025, respectively.  We incurred additional losses during the quarter ending June 30, 2013.  If we are not successful with our marketing efforts to increase sales, we will experience a shortfall in cash over the next twelve months.  If necessary, we will implement a plan to fund such a deficit which could include, among other things, reducing operating expenses in an amount sufficient to operate the business for a reasonable period of time.  During the three months ended March 31, 2013, we received $350,000 from the issuance of convertible debentures. We may also seek to obtain debt or additional equity financing to address any shortfalls in our cash.  The type, timing and terms of the financing we may select will depend on, among other things, our cash needs, the availability of other financing sources and prevailing conditions in the financial markets.  However, there can be no assurance that we would be able to secure additional funds if needed and that if such funds are available, whether the terms or conditions would be acceptable to us.  In such case, the further reduction in operating expenses might need to be substantial in order for us to ensure enough liquidity to sustain our operations.  It will also be difficult for us to make any acquisitions unless we can raise additional capital.  Any financing would be dilutive to our stockholders.

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

Our ability to achieve profitability will depend upon our ability to generate and sustain substantially increased revenues. We may incur operating losses in the future as we execute our growth strategy. We intend to make significant expenditures related to marketing, expansion of our website, hiring of additional personnel, and development of our technology and infrastructure. Although SG Building generated revenue from operations during the three months ended March 31, 2013 and the year ended December 31, 2012, it has incurred net losses of $407,466 and $1,766,025, respectively, during such periods. The likelihood that we will generate net income in the future must be considered in light of the difficulties facing the construction and construction management industries as a whole, economic conditions, the competitive environment in which we operate and the other risks and uncertainties discussed in this Annual Report. Our operating results for future periods are subject to numerous uncertainties, and it may not achieve sufficient revenues to sustain or increase profitability on a quarterly or annual basis.

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

As of April 30, 2013, there are outstanding Warrants to purchase 6,119,864 shares of common stock and options to purchase 9,870,001 shares of common stock.  Options to purchase 7,996,072 shares were granted under our 2011 Incentive Stock Plan.  We also have outstanding convertible debt which is initially convertible into 4,818,605 shares of the Company’s common stock. However, the terms of the convertible debentures provide that under certain circumstances the number of shares issuable upon the conversion of the debentures can be increased based on the market price of the Company’s common stock at the time of conversion. Accordingly, if the price of the common stock is significantly below $0.43 per share, the number of shares the convertible debt is convertible into could be significantly higher than 4,800,000 shares. The exercise of such outstanding warrants and options or the conversion into common stock of our convertible debt would dilute the then-existing stockholders' percentage ownership of the Company's stock, and any sales in the public market of common stock underlying such securities could adversely affect prevailing market prices for the common stock.  Moreover, the terms upon which the Company would be able to obtain additional equity capital could be adversely affected since the holders of such securities can be expected to exercise or convert them at a time when the Company would, in all likelihood, be able to obtain any needed capital on terms more favorable to the Company than those provided by such securities.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In January 2013, the Company issued and sold to Next View Capital LP (“Next View”) and investor (“Another Investor”), an aggregate of: (i) $392,000 in 8% Original Issue Discount Senior Secured Convertible Debentures due July 1, 2014, for a subscription amount of $350,000, and (ii) common stock purchase warrants to purchase up to 911,628 shares of the Company’s common stock at $0.4488. The warrants may be exercised at any time on or after June 27, 2013 and expire on June 27, 2018. The warrants issued contain provisions that make them redeemable for cash by the holder of the warrant under certain circumstances that are not within the control of the Company. In connection with the issuance of convertible debentures, the Company issued warrants to Merriman Capital Inc. (“Merriman”). The warrants entitle Merriam to purchase up to 18,233 shares of Common Stock for $0.4488 and 18,233 shares of Common Stock for $0.43. The warrants issued to Merriman contain terms substantially similar to the warrants issued to Next View and Another Investor. The issuance of the warrants to Next View and Another Investor and Merriman was exempt from the registration requirements under the Securities Act, pursuant to Section 4(2) thereof, because the transaction did not involve a public offering.

During the three months ended March 31, 2013, the Company issued the following options to purchase the Company’s common stock to consultants, directors, officers and employees of the Company:

Recipient	Date	Exercise Price	Amount
Edmund P. Giambastiani, Jr. - Consultant	01/31/2013	$0.19	10,000
	02/28/2013	$0.16	10,000
	03/31/2013	$0.20	10,000
Paul Galvin – Chief Executive Officer and Director	03/14/2013	$0.43	50,000
Stevan Armstrong – President, Chief Operating Officer and Director	03/14/2013	$0.43	50,000
Jennifer Strumingher – Chief Administrative Officer	03/14/2013	$0.43	50,000
Richard Lampen – Director	03/14/2013	$0.43	50,000
J. Bryant Kirkland III – Director	03/14/2013	$0.43	62,500
Joseph Tacopina – Director	03/14/2013	$0.43	50,000
J. Scott Magrane – Director	03/14/2013	$0.43	62,500
Christopher Melton – Director	03/14/2013	$0.43	62,500
Brian Wasserman – Chief Financial Officer and Director	03/14/2013	$0.43	50,000
David Claghorn – Employee	03/14/2013	$0.43	25,000

TOTAL			542,500

Options to purchase 150,000 shares of the Company's common stock were awarded pursuant to the Company’s 2011 Incentive Stock Plan. One third of the options vest upon grant, the second third vests on the first anniversary of the grant date, and the remaining third vests on the second anniversary of the grant date.  The remaining 392,500 options were awarded by approval of the Company’s board of directors. These options generally have the same terms and conditions as provided under the 2011 Incentive Stock Plan (See Note 10). The aggregate number of such options granted to consultants is 30,000 options. The aggregate number of such options granted to the Company’s directors and officers is 487,500. The issuance of such options was exempt from the registration requirements under the Securities Act, pursuant to Section 4(2) thereof, because the transaction did not involve a public offering.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

See “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds" regarding the unregistered sale of equity securities, which is incorporated herein by reference.

During April 2013 the Company issued and sold an aggregate of: (a) $560,000 in 8% Original Issue Discount Senior Secured Convertible Debentures due October 15, 2014, for a subscription amount of $500,000, and (b) a Common Stock purchase warrant to purchase up to an aggregate of 1,302,326 shares of the Company’s Common Stock. Except for the original issue date, due date and initial exercise date, the debentures and warrants have the same terms and conditions as the Hillair debentures and warrants. The proceeds from this issuance will be used to support the Company’s business growth and for general working capital requirements. The issuances of these warrants was exempt from the registration requirements under the Securities Act, pursuant to Section 4(2) therof, because the transaction did not involve a public offering.

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

SG BLOCKS, INC.
(Registrant)

Date: May 15, 2013	By:	/s/ Brian Wasserman
Brian Wasserman
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Chief Accounting Officer)