Form 10-Q
period 2013-09-30
SG BLOCKS, INC.
filed 2013-11-14
CIK 1023994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number:  000-22563

SG BLOCKS, INC.
(Exact name of registrant as specified in its charter)

Delaware	95-4463937
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3 Columbus Circle, 16th Floor New York, NY	10019
(Address of principal executive offices)	(Zip Code)

(646) 747-2423
(Registrant’s telephone number, including area code)

400 Madison Avenue, Suite 16C New York, NY
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
Yes ☐ No ☒

As of November 10, 2013, there were 42,198,093 shares of the registrant’s common stock, $0.01 par value, outstanding.

SG BLOCKS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SG BLOCKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31,
	(Unaudited)	2012
Assets

Current assets:
Cash and cash equivalents	$524,580	$868,067
Short-term investment	39,364	39,249
Accounts receivable, net	674,694	284,395
Costs and estimated earnings in excess of billings on uncompleted contracts	324,370	36,476
Inventory	212,925	48,011
Prepaid expenses and other current assets	9,493	1,405
Total current assets	1,785,426	1,277,603

Equipment, net	12,718	6,064
Security deposit	12,000	-
Debt issuance costs, net	67,245	103,632

Totals	$1,877,389	$1,387,299

Liabilities and Stockholders’ Deficiency

Current liabilities:
Accounts payable and accrued expenses	$945,403	$343,080
Accrued interest, related party	26,570	20,439
Accrued interest	51,530	-
Related party accounts payable and accrued expenses	208,370	102,856
Related party notes payable	73,500	73,500
Convertible debentures, net	1,455,804	-
Billings in excess of costs and estimated earnings on uncompleted contracts	26,999	69,789
Deferred revenue	438,859	201,117
Conversion option liabilities	14,152	69,502
Warrant liabilities	271,459	337,055
Total current liabilities	3,512,646	1,217,338
Convertible debentures, net	229,086	685,692
Total liabilities	3,741,732	1,903,030

Commitments

Stockholders’ deficiency:
Preferred stock, $0.01 par value, 5,000,000 shares authorized; 0 issued and outstanding at September 30, 2013 and December 31, 2012	-	-
Common stock, $0.01 par value, 100,000,000 shares authorized; 42,198,093 issued and outstanding at September 30, 2013 and December 31, 2012	421,981	421,981
Additional paid-in capital	6,408,010	6,099,635
Accumulated deficiency	(8,689,394)	(7,036,776)
Accumulated other comprehensive loss	(4,940)	(571)
Total stockholders’ deficiency	(1,864,343)	(515,731)

Totals	$1,877,389	$1,387,299

The accompanying notes are an integral part of these condensed consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue:
SG Block sales	$911,760	$314,185	$1,867,584	$1,219,028
Engineering services	-	23,965	20,095	618,719
Project management	820,441	35,100	2,422,310	142,573
	1,732,201	373,250	4,309,989	1,980,320

Cost of revenue:
SG Block sales	788,628	236,483	1,534,496	923,252
Engineering services	-	37,659	15,275	541,309
Project management	726,533	31,527	2,533,672	128,986
	1,515,161	305,669	4,083,443	1,593,547

Gross profit	217,040	67,581	226,546	386,773

Operating expenses:
Payroll and related expenses	332,878	358,918	1,009,971	1,073,808
General and administrative expenses	151,460	211,580	528,721	731,689
Marketing and business development expense	33,982	12,443	89,412	65,502
Pre-project expenses	2,476	9,627	36,770	32,020
Total	520,796	592,568	1,664,874	1,903,019

Operating loss	(303,756)	(524,987)	(1,438,328)	(1,516,246)

Other income (expense):
Interest expense	(184,277)	(2,067)	(505,378)	(6,154)
Interest income	35	37	115	105
Change in fair value of financial instruments	22,616	1,160	290,973	34,224
Cancellation of trade liabilities and unpaid interest	-	-	-	31,447
Total	(161,626)	(870)	(214,290)	59,622

Net loss	$(465,382)	$(525,857)	$(1,652,618)	$(1,456,624)

Comprehensive loss
Foreign currency translation adjustment	(639)	-	(4,369)	(634)
Total comprehensive loss	$(466,021)	$(525,857)	$(1,656,987)	$(1,457,258)

Net loss per share - basic and diluted:
Basic and diluted	$(0.01)	$(0.01)	$(0.04)	$(0.04)

Weighted average shares outstanding:
Basic and diluted	42,198,093	41,985,950	42,198,093	41,137,769

The accompanying notes are an integral part of these condensed consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES
IN STOCKHOLDERS' DEFICIENCY

For the Nine Months Ended September 30, 2013 (Unaudited)

	$0.01 Par Value Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficiency	Loss	Total

Balance - December 31, 2012	42,198,093	$421,981	$6,099,635	$(7,036,776)	$(571)	$(515,731)

Stock-based compensation	-	-	305,517	-	-	305,517

Fair value of warrants issued	-	-	2,858	-	-	2,858

Foreign currency translation adjustment	-	-	-	-	(4,369)	(4,369)

Net loss	-	-	-	(1,652,618)	-	(1,652,618)

Balance – September 30, 2013	42,198,093	$421,981	$6,408,010	$(8,689,394)	$(4,940)	$(1,864,343)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30,	2013	2012
	(Unaudited)	(Unaudited)
Cash flows from operating expenses:
Net loss	$(1,652,618)	$(1,456,624)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	2,131	1,927
Amortization of debt issuance costs	67,245	-
Amortization of discount on convertible debentures	319,225	-
Interest income on short-term investment	(115)	(105)
Change in fair value of financial instruments	(290,973)	(34,224)
Stock-based compensation	305,517	416,219
Bad debts expense	-	53,111
Cancellation of trade liabilities and unpaid interest	-	(31,447)
Changes in operating assets and liabilities:
Accounts receivable	(390,299)	(244,908)
Costs and estimated earnings in excess of billings on uncompleted contracts	(287,894)	58,347
Inventory	(164,914)	(9,820)
Prepaid expenses and other current assets	(8,088)	(1,405)
Security deposit	(12,000)
Accounts payable and accrued expenses	602,323	55,561
Accrued interest, related party	6,131	6,154
Accrued interest	51,530	-
Related party accounts payable and accrued expenses	105,514	50,731
Billings in excess of costs and estimated earningson uncompleted contracts	(42,790)	81,117
Deferred revenue	237,742	120,900
Net cash used in operating activities	(1,152,333)	(934,466)

Cash flows used in investing activities
Purchase of equipment	(8,785)	(549)
Net cash used in investing activities	(8,785)	(549)

Cash flows from financing activities:
Expenditures on debt issuance costs	(28,000)	-
Proceeds from common stock to be issued	-	14,000
Proceeds from issuance of common stock and warrants in private offering	-	642,183
Proceeds from issuance of convertible debentures and warrants	850,000	-
Net cash provided by financing activities	822,000	656,183

Effect of exchange rate changes on cash	(4,369)	(634)

Net decrease in cash	(343,487)	(279,466)

Cash and cash equivalents - beginning of period	868,067	561,759

Cash and cash equivalents - end of period	$524,580	$282,293

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-

Supplemental disclosure of non-cash financing activities:
In connection with the 2012 private offering, $80,000 was paid for a prior liability which was included in accounts payable and accrued expenses.

Issuance of common stock for settlement of debt	$-	$67,782

Forgiveness of related party accrued compensation	$-	$73,888

The accompanying notes are an integral part of these condensed consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2013 and 2012 (Unaudited)

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

During 2012, the Company formed SG Blocks Sistema De Constucao Brasileiro LTDA. (“SG Brazil”), a wholly owned subsidiary of the Company. As of September 30, 2013, SG Brazil is inactive.

The Company is a provider of code engineered cargo shipping containers modified for use in “green” construction. The Company also provides engineering and project management services related to the use of modified containers in construction.

2.           Liquidity and Financial Condition

Through September 30, 2013, the Company has incurred an accumulated deficiency since inception of $8,689,394.  At September 30, 2013, the Company had a cash balance of $524,580. At November 13, 2013, the Company had a cash balance of approximately $441,000.

Since the Company’s inception, it has generated revenues from SG Block sales, engineering services, and project management.

The Company expects that through the next 10 to 16 months, the capital requirements to fund the Company’s growth will consume all of the cash flows that it expects to generate from its operations, as well as from the proceeds of intended issuances of debt and equity securities. The Company further believes that during this period, while the Company is focusing on the growth and expansion of its business, the gross profit that it expects to generate from operations will not generate sufficient funds to cover anticipated operating costs. Accordingly, the Company requires external funding to sustain operations and to follow through on the execution of its business plan. However, there can be no assurance that the Company’s plans will materialize and/or that the Company will be successful in funding estimated cash shortfalls through additional debt or equity capital and through the cash generated by the Company’s operations. Given these conditions, the Company’s ability to continue as a going concern is contingent upon it being able to secure an adequate amount of debt or equity capital to enable it to meet its cash requirements. In addition, the Company’s ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrants into established markets, the competitive environment in which the Company operates and the current capital raising environment.

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

During the nine months ended September 30, 2013, the Company raised $850,000 in net new funds through the issuance of convertible debentures (See Note 7). The proceeds from these issuances were used to fund the Company’s operations and working capital needs.

The Company intends to raise additional funds in 2014 through a private placement of its common stock as well as additional issuances of convertible debentures. The additional capital would be used to fund the Company’s operations, including the costs that it expects to incur as a public company. The current level of cash and operating margins is not enough to cover the existing fixed and variable obligations of the Company, so increased revenue performance and the addition of capital through issuances of securities are critical to the Company’s success. Should the Company not be able to raise additional capital through a private placement or some other financing source, the Company would take one or more of the following actions to conserve cash: reduction in employee headcount, reduction in base salaries to senior executives and employees, and other cost reduction measures. Assuming that the Company is successful in its growth plans and development efforts, the Company believes that it will be able to raise additional funds through sales of its stock. There is no guarantee that the Company will be able to raise such additional funds on acceptable terms, if at all.

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

For the Nine Months Ended September 30, 2013 and 2012 (Unaudited)

3.           Summary of Significant Accounting Policies

Interim financial information – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments, consisting of normal accruals, considered necessary for a fair presentation of the interim financial statements have been included. Results for the nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013

The condensed consolidated financial statements and notes should be read in conjunction with the financial statements and notes for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2013.

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

For the Nine Months Ended September 30, 2013 and 2012 (Unaudited)

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

For the Nine Months Ended September 30, 2013 and 2012 (Unaudited)

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

The Company has a factoring agreement which provides for the Company to receive an advance of 75% of any accounts receivable that it factors. On August 13, 2012, the factoring agreement was increased for up to $1,000,000 for credit worthy retail clients. The factoring agreement also provides for discount fees ranging from 2.5% to 7.5% of the face value of any accounts receivable factored. The factoring agreement is with recourse except in an instance which the customer is insolvent. The agreement originally expired January 2013 and was automatically extended for a one year period. The agreement will continue to automatically extend for successive periods of one year unless either party formally cancels. For the nine months ended September 30, 2013 and 2012, there has been no activity with regard to this agreement. Under the convertible debentures agreement as described in Note 7, the Company is precluded from any borrowing under this factoring agreement.

Inventory – Raw construction materials (primarily shipping containers) are valued at the lower of costs (first-in, first-out method) or market. Finished goods and work-in-process inventories are valued at the lower of costs or market, using the specific identification method. As of September 30, 2013 and December 31, 2012, work-in-process inventory amounted to $212,925 and $48,011, respectively.

Debt issuance costs – All debt issuances are stated at cost, net of amortization. Amortization is computed over the estimated useful life of the related assets on a straight-line method. As of September 30, 2013, all debt issuance costs are amortized over 18 months.

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

The Company’s free standing derivatives consist of warrants to purchase common stock that were issued to a placement agent involved with the private offering memorandum as well as issuances of convertible debentures as described in Note 9 . The Company evaluated the common stock purchase warrants to assess their proper classification in the consolidated balance sheet and determined that the common stock purchase warrants feature a characteristic permitting cash settlement at the option of the holder. Accordingly, these instruments have been classified as warrant liabilities in the accompanying condensed consolidated balance sheets as of September 30, 2013 and December 31, 2012.

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

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2013 and 2012 (Unaudited)

3.           Summary of Significant Accounting Policies (continued)

The Company uses three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities
Level 2	Quoted prices for similar assets and liabilities in active markets or inputs that are observable.
Level 3	Inputs that are unobservable (for example, cash flow modeling inputs based on assumptions).

Financial liabilities measured at fair value on a recurring basis are summarized below:

	September 30, 2013	Quoted prices in active market for identical assets (Level l)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Warrant Liabilities	$271,459	$-	$-	$271,459
Conversion Option Liabilities	$14,152	$-	$-	$14,152

	December 31, 2012	Quoted prices in active market for identical assets (Level l)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Warrant Liabilities	$337,055	$-	$-	$337,055
Conversion Option Liabilities	$69,502	$-	$-	$69,502

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

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis:

	For the nine months ended September 30, 2013	For the nine months ended September 30, 2012
Beginning balance	$406,557	$198,471
Aggregate fair value of conversion option liabilities and warrants issued	170,027	19,130
Change in fair value of conversion option liabilities and warrants	(290,973)	(34,224)
Ending balance	$285,611	$183,377

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2013 and 2012 (Unaudited)

3.           Summary of Significant Accounting Policies (continued)

The significant assumptions and valuation methods that the Company used to determine fair value and the change in fair value of the Company’s derivative financial instruments are discussed in Notes 7 and 9.

The Company presented warrant and conversion option liabilities at fair value on its condensed consolidated balance sheets, with the corresponding changes in fair value recorded in the Company’s condensed consolidated statements of operations for the applicable reporting periods. As disclosed in Notes 7 and 9, the Company computed the fair value of the warrant and conversion option liability at the date of issuance and the reporting dates of September 30, 2013 and December 31, 2012 using the lattice pricing method.

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

Share-based payments – The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, the fair value of the award is measured on the grant date and for non-employees, the fair value of the award is generally re-measured on interim financial reporting dates and vesting dates until the service period is complete. The fair value amount is then recognized over the period services are required to be provided in exchange for the award, usually the vesting period. The Company recognizes stock-based compensation expense on a graded-vesting basis over the requisite service period for each separately vesting tranche of each award. Stock-based compensation expense is reflected within operating expenses in the condensed consolidated statements of operations.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2013 and 2012 (Unaudited)

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

For the Nine Months Ended September 30, 2013 and 2012 (Unaudited)

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

With respect to receivables, concentrations of credit risk are limited to a few customers in the construction industry.  The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers other than normal lien rights.  At September 30, 2013 and December 31, 2012, 79% and 59%, respectively, of the Company’s accounts receivable were due from four and three customers, respectively.

Revenue relating to three and one customers, respectively, represented approximately 92% and 86% of the Company’s total revenue for the three months ended September 30, 2013 and 2012, respectively. Revenue relating to three and two customers, respectively, represented approximately 77% and 76% of the Company’s total revenue for the nine months ended September 30, 2013 and 2012, respectively. During the nine months ended September 30, 2012 24% of the Company’s total revenue was recognized by SG Brazil.

Costs of revenue relating to one vendor, who is a related party and disclosed in Note 12, represented approximately 22% and 76% of the Company’s total cost of revenue for the three months ended September 30, 2013 and 2012. Cost of revenue relating to two unrelated vendor represented approximately 56% of the Company’s total cost of revenue for the three months ended September 30, 2013. Costs of revenue relating to one vendor, who is a related party and disclosed in Note 12, represented approximately 30% and 50% of the Company’s total cost of revenue for the nine months ended September 30, 2013 and 2012. Cost of revenue relating to one unrelated vendor represented approximately 34% of the Company’s total cost of revenue for the nine months ended September 30, 2013. The Company believes it would be able to use other vendors at reasonable comparable terms if needed.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2013 and 2012 (Unaudited)

4.           Accounts Receivable

At September 30, 2013 and December 31, 2012, the Company’s accounts receivable consisted of the following:

	2013	2012
Billed:
SG Block sales	$472,728	$207,390
Engineering services	147,764	216,535
Project management	228,632	34,900
Total gross receivables	849,124	458,825
Less: allowance for doubtful accounts	(174,430)	(174,430)
Total net receivables	$674,694	$284,395

5.           Costs and Estimated Earnings on Uncompleted Contracts

Costs and estimated earnings on uncompleted contracts consist of the following at September 30, 2013 and December 31, 2012:

	2013	2012
Costs incurred on uncompleted contracts	$735,025	$177,529
Provision for loss on uncompleted contracts	10,177	6,680
Estimated income (loss)	(25,249)	6,156
	719,953	190,365
Less: billings to date	(422,582)	(223,678)

	$297,371	$(33,313)

The above amounts are included in the accompanying condensed consolidated balance sheets under the following captions at September 30, 2013 and December 31, 2012.

	2013	2012
Costs and estimated earnings in excess of billings on uncompleted contracts	$324,370	$36,476
Billings in excess of cost and estimated earnings on uncompleted contracts	(26,999)	(69,789)
	$297,371	$(33,313)

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2013 and 2012 (Unaudited)

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

As of September 30, 2013 and December 31, 2012, the Company has accrued anticipated losses on uncompleted contracts in the amount of $10,177 and $6,680, respectively. This amount is included in cost of revenue on the accompanying condensed consolidated statements of operations and comprehensive loss and is included in accounts payable and accrued expenses on the accompanying condensed consolidated balance sheets.

6.           Debt Issuance Costs

Debt issuance costs consisted of the following at September 30, 2013 and December 31, 2012:

	2013	2012
Financial advisor fee	$108,000	$80,000
Legal fees	15,466	15,466
Fair value of warrants issued (as disclosed in Note 10 )	11,024	8,166
	134,490	103,632
Less: accumulated amortization	67,245	-
	$67,245	$103,632

Amortization expense of debt issuance costs for the three months and nine months ended September 30, 2013 amounted to $22,415 and $67,245, respectively, and is included in interest expense on the accompanying condensed consolidated statements of operations.

7.           Convertible Debentures

On December 27, 2012, the Company entered a Securities Purchase Agreement (“Securities Purchase Agreement”) with Hillair Capital Investments L.P. (“Hillair), whereby the Company issued and sold to Hillair: (i) $1,120,000 in 8% Original Discount Senior Secured Convertible Debentures due July 1, 2014, for $1,000,000 (“Debenture”), and (ii) a Common Stock purchase warrant to purchase up to 2,604,651 shares of the Company’s Common Stock with a fair value of $199,806 at issuance, which has been recorded as a discount to the debenture. (As disclosed in Note 9) The Company recorded a discount of $120,000, which will be amortized over the term of the debenture, using the effective interest method. At any time after December 28, 2012, until the Debenture is no longer outstanding, the Debenture shall be convertible, in whole or in part, into shares of Common Stock at the option of Hillair, subject to certain conversion limitations set forth in the Debenture. The initial conversion price for the Debenture is $0.43 per share, subject to adjustments upon certain events, as set forth in the Debenture. The Company shall pay interest on the aggregate unconverted and then outstanding principal amount of the Debenture at 8% per annum, payable quarterly on January 1, April 1, July 1 and October 1, beginning on July 1, 2013. Interest is payable in cash or at the Company’s option in shares of Common Stock, provided certain conditions are met, based on a share value equal to the lesser of (a) $0.43 per share, subject to adjustments upon certain events, and (b) 90% of the average of the volume weighted average price for 20 consecutive trading days prior to the applicable interest payment date, provided that the price shall be equal to at least a $0.01 discount to the volume weighted average price for the trading day that is immediately prior to the applicable interest payment date. Merriman Capital, Inc. (“Merriman”) acted as financial advisor to the Company in connection with the transaction and received a fee consisting of $80,000 and warrants to purchase up to 104,186 shares of the Company’s Common Stock. (As disclosed in Note 9) In connection with the issuance of the Debenture, the Company also paid Hillair $45,000 for due diligence which has been recorded as a discount to the debenture, and will be amortized over the term of the debenture, using the effective interest method. In addition, the Company incurred $15,466 in legal fees which are included in debt issuance costs in the accompanying condensed consolidated balance sheet at September 30, 2013 and December 31, 2012.

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

For the Nine Months Ended September 30, 2013 and 2012 (Unaudited)

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

A summary of the Company’s convertible debentures as of September 30, 2013 is as follows:

Hillair Debentures, net of $217,154 discount	$902,847
January 2013 Debentures, net of $68,128 discount	323,872
April 2013 Debentures, net of $101,829 discount	458,171

Total debt	1,684,890

Less current portion	1,455,804

Long-term debt	$229,086

For the three months and nine months ended September 30, 2013, interest expense on the convertible debentures amounted to $42,073 and $112,777, respectively, and is included on the accompanying condensed consolidated statements of operations. For the three months and nine months ended September 30, 2013, total amortization relating to the discount amounted to $117,723 and $319,225, respectively, and is included in interest expense on the accompanying condensed consolidated statements of operations.

The Company bifurcated the conversion option from its debt host. The fair value of the conversion option liabilities were determined to be $108,795 at the date of issuance, utilizing the lattice method. Consequently, the Company recorded a discount of $108,795 on the debentures, which will be amortized over the term of the debenture, using the effective interest method. The fair value of the conversion option liabilities as of September 30, 2013 was $14,152. The significant assumptions which the Company used to measure the fair value at the date of issuance and September 30, 2013 of the conversion option liability are as follows:

	Date of Issuance	September 30, 2013
Stock price	$0.24-0.30	$0.23
Term	1.25 to 1.5 years	0.5 to 1.04 years
Volatility	50%	50%
Risk-free interest rate	0.14-0.21%	0.10%
Exercise price	$0.43	$0.43
Delta	0.02-0.03	0.01-0.02
Up Ratio	1.072-1.079	1.046-1.066
Down Ratio	0.921-0.928	0.934-0.954
Up transition probability	0.500	0.500

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

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2013 and 2012 (Unaudited)

8.           Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of the common shares issuable upon the exercise of stock options and warrants. Potentially dilutive common shares are excluded from the calculation if their effect is antidilutive. At September 30, 2013, there were options and warrants to purchase 10,320,001 and 6,119,864 shares of common stock, respectively, outstanding which could potentially dilute future net income (loss) per share. At September 30, 2013 the Company also had outstanding convertible debt which is initially convertible into 4,818,605 shares of Common Stock, which could potentially increase under certain circumstances related to the market price of the Company’s Common Stock at the time of conversion. At September 30, 2012, there were options and warrants to purchase 9,287,501 and 1,160,607 shares of common stock, respectively, outstanding which could potentially dilute future net income (loss) per share.

Basic and diluted net loss per share was calculated as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Net loss	$(465,382)	$(525,857)	$(1,652,618)	$(1,456,624)

Weighted average shares outstanding - basic	42,198,093	41,985,950	42,198,093	41,137,769
Dilutive effect of stock options and warrants	-		-
Weighted average shares outstanding - diluted	42,198,093	41,985,950	42,198,093	41,137,769

Net loss per share - basic and diluted	$(0.01)	$(0.01)	$(0.04)	$(0.03)

9.           Warrants

In conjunction with a private placement in October 2010 (the “2010 Private Placement”), the Company issued warrants to Ladenburg, the placement agent for the 2010 Private Placement.  The warrants entitle Ladenburg to purchase up to a total of 1,044,584 shares of common stock for $0.25 per share.  The warrants expire October 28, 2015.  The warrants are exercisable, at the option of the holder, at any time prior to their expiration. The fair value of warrants issued to placement agents was calculated utilizing the lattice method.  The warrants issued to Ladenburg contain provisions that make them redeemable for cash by the holder of the warrant under certain circumstances that are not within the control of the Company. Accordingly, the fair market value of the warrants as of the date of issuance has been classified as liabilities. The fair value of the 2010 Private Placement warrants as of September 30, 2013 was $54,728.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2013 and 2012 (Unaudited)

9.           Warrants (continued)

In conjunction with a private placement in 2012 (the “2012 Private Placement”), the Company issued warrants to Ladenburg in March 2012.  The warrants entitle Ladenburg to purchase up to a total of 86,323 shares of common stock for $0.35 per share and expire March 27, 2017.  The Company also issued warrants to Ladenburg in May 2012 in connection with the additional 702,872 shares of common stock issued in the 2012 Private Placement.  These warrants entitle Ladenburg to purchase 29,700 shares of common stock at $0.35 per share and expire May 22, 2017.  The warrants are exercisable, at the option of the holder, at any time prior to their expiration.  The fair value of warrants issued to placement agents was calculated utilizing the lattice method.  The warrants issued to Ladenburg contain provisions that make them redeemable for cash by the holder of the warrant under certain circumstances that are not within the control of the Company.  Accordingly, the fair market value of the warrants as of the date of issuance has been classified as liabilities. The fair value of the 2012 Private Placement warrants as of September 30, 2013 was $5,275.

As part of the issuance of convertible debentures to Hillair as disclosed in Note 7, the Company issued warrants to Hillair. The warrants entitle Hillair to purchase up to 2,604,651 shares of Common Stock for $0.4488 per share, subject to adjustments upon certain events. The warrants may be exercised at any time on or after June 27, 2013 and expire on June 27, 2018. The fair value of warrants issued to Hillair was calculated utilizing the lattice method. The warrants issued to Hillair contain provisions that make them redeemable for cash by the holder of the warrant under certain circumstances that are not within the control of the Company. Accordingly, the fair market value of the warrants as of the date of issuance has been classified as liabilities and has been included as a debt discount of the convertible debentures described in Note 7. The fair value of the Hillair warrants as of September 30, 2013 was $112,730.

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

As part of the issuance of convertible debentures to Next View and Another Investor as disclosed in Note 7, the Company issued warrants to Next View and Another Investor. The warrants entitle Next View and Another Investor to purchase up to 651,163 and 260,465, respectively, shares of Common Stock for $0.4488 per share, subject to adjustments upon certain events. The warrants issued to Next View and Another Investor contain substantially all of the same terms as the warrants issued to Hillair. The fair market value of the warrants as of the date of issuance has been classified as liabilities and has been included as a debt discount of the convertible debentures described in Note 7. The fair value of the Next View and Another Investor warrants as of September 30, 2013 was $39,455.

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

As part of the issuance of convertible debentures to Casano and Masterson as disclosed in Note 7, the Company issued warrants to Casano and Masteson. The warrants entitle Casano and Masterson to purchase up to 1,041,861 and 260,465, respectively, shares of Common Stock for $0.4488 per share, subject to adjustments upon certain events. The warrants issued to Casano and Masterson contain substantially all of the same terms as the warrants issued to Hillair. The fair market value of the warrants as of the date of issuance has been classified as liabilities and has been included as a debt discount of the convertible debentures described in Note 7. The fair value of the Next View and Another Investor warrants as of September 30, 2013 was $59,271.

The change in fair value of the warrants of $10,069 and $1,160 is included in the accompanying condensed consolidated statements of operations for the three months ended September 30, 2013 and 2012, respectively. The change in fair value of the warrants of $196,330 and $34,224 is included in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2013 and 2012, respectively.

The significant assumptions which the Company used to measure the fair value of warrants at September 30, 2013 and December 31, 2012 is as follows:

	2013	2012
Stock price	$0.23	$0.35
Term	2.33 - 5 Years	2.84 -5 Years
Volatility	50%	50%
Risk-free interest rate	0.33-1.39%	0.36 – 0.72%
Exercise prices	$0.25-0.4488	$0.25-0.4488
Dividend yield	0.00%	0.00%
Delta	0.03 - 0.08	0.08
Up ratio	1.093 - 1.145	1.144
Down ratio	0.858 - 0.907	0.857
Up transition probability	0.500	0.500

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2013 and 2012 (Unaudited)

10.        Stock Options and Grants

2011 Plan – On July 27, 2011, in connection with the Merger, the Company obtained the written consent of holders of a majority of its outstanding common stock approving the 2011 Incentive Stock Plan (the “2011 Plan”). The 2011 Plan covers up to 8,000,000 shares of common stock, and all officers, directors, employees, consultants and advisors are eligible to be granted awards under the 2011 Plan. An incentive stock option may be granted under the 2011 Plan only to a person who, at the time of the grant, is an employee of the Company or its subsidiaries. The 2011 Plan expires on July 26, 2021, and is administered by the Company’s board of directors. As of September 30, 2013, there were 3,928 shares of common stock available for issuance under the 2011 Plan.

During 2012, the Company’s board of directors approved the issuance of up to an additional 2,000,000 shares of the Company’s common stock in the form of restricted stock or options. These options generally have the same terms and conditions as those provided under the 2011 Plan, however, the authorization of these options is not subject to shareholder approval. The issuance of these options will be approved by the Company’s board of directors on a case-by-case basis.  As of September 30, 2013, there were 76,071 shares of common stock available for issuance under this approval.

A summary of stock option activity as of September 30, 2013 and changes during the nine months then ended are presented below:

	Shares	Weighted Average Fair Value Per Share	Weighted Average Exercise Price Per Share	Weighted Average Remaining Terms (in years)	Aggregate Intrinsic Value

Outstanding – December 31, 2012	9,317,501	$0.11	$0.36	9.03	539,650
Granted	602,500	0.09	0.40
Exercised	-	-	-
Cancelled	-	-	-
Outstanding – September 30, 2013	9,920,001	$0.11	$0.36	8.35	$162,925

Exercisable – December 31, 2012	4,973,333	$0.11	$0.30	8.97	$359,600
Exercisable – September 30, 2013	6,467,500	$0.11	$0.36	8.32	$107,683

For the three months and nine months ended September 30, 2013, the Company recognized stock-based compensation expense of $96,209 and $305,517, respectively, which is included in payroll and related expenses in the accompanying condensed consolidated statements of operations.

As of September 30, 2013, there was $134,020 of total unrecognized compensation costs related to non-vested stock options, which will be expensed over a weighted average period of 0.41 years. The intrinsic value is calculated as the difference between the fair value as of the balance sheet date and the exercise price of each of the outstanding stock options. The fair value at September 30, 2013 and December 31, 2012 was $0.23 and $0.30 per share, respectively, as determined by using a weighted value between the income approach method and the weighted average bulletin board price.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2013 and 2012 (Unaudited)

10.        Stock Options and Grants (continued)

During 2011, the Company executed a two year consulting agreement with a consultant, to act as a Senior Advisor of the Company. In consideration for the services to be performed under the agreement, the Company shall on the last business day of each month during the term, grant the consultant an option to purchase 10,000 shares of the Company’s Common Stock with an exercise price equal to fair market value. One-third of the options vest upon the grant date, the second third vests on the first anniversary date of the grant date, and the remaining third vests on the second anniversary of the grant date. During the nine months ending September 30, 2013, the consultant was granted options to purchase 90,000 shares of the Company’s Common Stock with exercise prices ranging from $0.16 to $0.32 per share. These options were not granted under the 2011 Plan. The fair value of these options upon issuance amounted to $13,828.

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

For the Nine Months Ended September 30, 2013 and 2012 (Unaudited)

10.        Stock Options and Grants (continued)

The fair value of the stock-based option awards granted during the nine months ended September 30, 2013 were estimated at the date of grant using the Black-Scholes option valuation model with the following assumptions:

Stock price	$0.23-0.24
Expected dividend yield	0.00%
Expected stock volatility	50%
Risk-free interest rate	0.88-2.78%
Expected life	5.5 - 10 years

Because the Company does not have significant historical data on employee exercise behavior, the Company uses the “Simplified Method” to calculate the expected life of the stock-based option awards. The simplified method is calculated by averaging the vesting period and contractual term of the options.

11.        Commitments

Operating lease – The Company leases office space in New York City to conduct its business. The Company’s previous lease began in October 2011 and was terminated as of September 30, 2013. $24,742 and 83,334 shares of the company’s common stock will be issued to the former lessor in lieu of the balance due of $49,742 as of September 30, 2013. Non-contingent rent increases were being amortized over the life of the lease on a straight line basis. As of September 30, 2013 the reversal of the accrued rent increases resulted in a decrease of rent expense. The Company’s current lease began on October 1, 2013 and expires December 31, 2014. The rental expense charged to operations for the three months ended September 30, 2013 and 2012 amounted to $3,898 (net of $23,773 in reversal of accrued rent upon termination of lease) and $28,217, respectively. The rental expense charged to operations for the nine months ended September 30, 2013 and 2012 amounted to $57,672 and $84,651, respectively. Future minimum rental payments on this lease are as follows for the year ending December 31,:

2014	$71,999
$71,999

12.        Related Party Transactions

ConGlobal Industries, Inc. is a minority stockholder of the Company and provides containers and labor on domestic projects.  The Company recognized Cost of Goods Sold of $338,656 and $238,578, for services ConGlobal Industries, Inc. rendered during the three months ended September 30, 2013 and 2012, respectively. The Company recognized Cost of Goods Sold of $1,215,710 and $803,149, for services ConGlobal Industries, Inc. rendered during the nine months ended September 30, 2013 and 2012, respectively As of September 30, 2013 and December 31, 2012, $161,592 and $62,844, respectively, of such expenses are included in related party accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2013 and 2012 (Unaudited)

12.        Related Party Transactions (continued)

The Lawrence Group is a minority stockholder of the Company and is a building design, development and project delivery firm. The Company recognized Cost of Goods Sold of $52,966 for services The Lawrence Group rendered during the nine months ended September 30, 2013. As of September 30, 2013 and December 31, 2012, $27,629 and $37,233, respectively, of expenses were included in related party accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet.

The Company has accrued certain reimbursable expenses of owners of the Company. Such expenses amounted to $19,149 and $2,779 for the nine months ended September 30, 2013 and the year ended December 31, 2012, respectively, and are included in related party accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets as of September 30, 2013 and December 31, 2012.

13.        Cancellation of Trade Liabilities and Unpaid Interest

For the three months and nine months ended September 30, 2013 and 2012, the Company recognized debt forgiveness income of $0, $0, $0, and $31,447 respectively, as shown on the accompanying statements of operations, which represents forgiveness of trade accounts payable resulting from settlement agreements with vendors.

 14.        Subsequent Events

On October 1, 2013, the Company entered into a one year consulting agreement pursuant to which, in exchange for certain services, the consultant will receive up to 1,000,000 shares of the Company’s common stock in addition to cash payments. In November 2013, the Company’s board of directors approved the issuance of 1,000,000 shares of the Company’s common stock to the consultant, of which 500,000 shares will be held in escrow. If neither party has terminated the consulting agreement during the first six month period after the execution of the agreement, the escrowed shares will be released to the consultant. The consultant will also be paid a monthly fee of $7,000 beginning on October 1, 2013 through January 2014. Beginning February 2014 and May 2014, the monthly fee will increase to $10,000 and $12,500, respectively, for the duration of the agreement.

During November 2013, the Company’s board of directors approved the 2013 Stock Plan. The 2013 Stock Plan covers up to 2,000,000 shares of common stock, and all officers, directors, employees, consultants and advisors are eligible to be granted awards under the 2013 Stock Plan. The 2013 Stock Plan is administered by the Company’s board of directors.

During November 2013, two consultants of the Company were each granted options to purchase 200,000 shares of the Company’s Common Stock with an exercise price of $0.43 per share.  These options were granted separate and apart from the 2011 Plan and were not granted from the shares available under the Company’s 2011 Plan. These options were granted under the 2013 Stock Plan.  One-third of the options vest upon the grant date, the second third vests on August 12, 2014, and the remaining third vests on August 12, 2015.

During November 2013, the Company’s board of directors also approved a grant of 25,000 shares of the Company’s common stock to a consultant in exchange for marketing services.

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

During 2011, the Company formed SG Blocks Sistema De Constucao Brasileiro LTDA. (“SG Brazil”), a wholly owned subsidiary of the Company. As of September 30, 2013, SG Brazil is inactive.

Results of Operations

Nine Months Ended September 30, 2013 and 2012:

	2013	2012
Loss from operations	(1,438,328)	(1,516,246)
Other income (expense)	(214,290)	59,622
Net Loss	(1,652,618)	(1,456,624)

Revenue

Revenue for the nine months ended September 30, 2013 was $4,309,989 compared to $1,980,320 for the nine months ended September 30, 2012. This increase of $2,329,669 results mainly from an increase of revenue from block “green steel” jobs and project management jobs as well as a decrease in revenue from engineering jobs. Revenue recognized from block “green steel” jobs and project management jobs increased approximately $649,000 and $2,280,000, respectively, and revenue recognized from engineering jobs decreased by approximately $599,000 for the nine months ended September 30, 2013 compared to the nine month ended September 30, 2012. During the nine months ended September 30, 2013 the Company recognized revenue from 10 project management jobs compared to 6 project management jobs for the nine months ended September 30, 2012. During the nine months ended September 30, 2013 the Company recognized revenue from 2 engineering jobs compared to 7 engineering jobs for the nine months ended September 30, 2012.

Cost of Revenue and Gross Profit

Cost of revenue increased by $2,489,896 to $4,083,443 for the nine months ended September 30, 2013 from $1,593,547 for the nine months ended September 30, 2012. The increase in cost of revenue results primarily from an increase of costs from block “green steel” costs and project management jobs, a decrease in costs from engineering jobs and loss accruals of approximately $10,200. Costs recognized from block “green steel” jobs and project management jobs increased approximately $611,000 and $2,404,000, respectively, and costs recognized from engineering jobs decreased approximately $526,000 for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. Gross profit decreased by $160,227 to $226,546 for the nine months ended September 30, 2013 compared to $386,773 for the nine months ended September 30, 2012. Gross profit percentage decreased to 5% for the nine months ended September 30, 2013 compared to 20% for the nine months ended September 30, 2012. This decrease results primarily from a change in gross profit percentage from project management jobs from 10% for the nine months ended September 30, 2012 to (5)% for the nine months ended September 30, 2013. The Company incurred gross loss from project management revenue during the nine months ended September 30, 2013 due to losses recognized on four jobs totaling approximately $182,000.

Payroll and Related Expense

Payroll and related expense for the nine months ended September 30, 2013 was $1,009,971 compared to $1,073,808 for the nine months ended September 30, 2012. This decrease was mainly caused by voluntary salary reductions from management and staff in an effort to reduce operating costs.

Other Operating Expenses

Other operating expenses for the nine months ended September 30, 2013 was $654,903 compared to $829,211 for the nine months ended September 30, 2012. The decrease of $174,308 results primarily from a decrease of approximately $151,000 in professional fees for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. This decrease results from Company efforts to lower overhead costs.

Interest Expense

Interest expense for the nine months ended September 30, 2013 was $505,378 compared to $6,154 for the nine months ended September 30, 2012. This increase of $499,224 results from accrued interest, amortization of debt discount on the Company’s convertible debentures and amortization of debt issuance costs.

Other income (expense)

During the nine months ended September 30, 2012, there was other income recognized from a cancellation of trade liabilities and accrued interest of $31,447. Additionally during the nine months ended September 30, 2013 and 2012 there was other income of $290,973 and $34,224, respectively, recognized due to a change in fair value of financial instruments.

Three Months Ended September 30, 2013 and 2012:

	2013	2012
Loss from operations	(303,756)	(524,987)
Other income (expense)	(161,626)	(870)
Net Loss	(465,382)	(525,857)

Revenue

Revenue for the three months ended September 30, 2013 was $1,732,201 compared to $373,250 for the three months ended September 30, 2012. This increase of $1,358,951 results mainly from an increase of revenue from block “green steel” jobs and project management jobs. Revenue recognized from block “green steel” jobs and project management jobs increased approximately $598,000 and $785,000, respectively, for the three months ended September 30, 2013 compared to the three months ended September 30, 2012. During the three months ended September 30, 2013 the Company recognized revenue from 8 project management jobs compared to 4 project management jobs for the three months ended June 30, 2012. The increase in revenue from block “green steel” jobs is primarily from a sale to one customer in the amount of $488,000 being recognized during the three months ended September 30, 2013.

Cost of Revenue and Gross Profit

Cost of revenue increased by $1,209,492 to $1,515,161 for the three months ended September 30, 2013 from $305,669 for the three months ended September 30, 2012. The increase in cost of revenue results primarily from an increase of costs from block “green steel” jobs and project management jobs, as well as loss accruals of approximately $10,200. Costs recognized from block “green steel” jobs and project management jobs increased approximately $552,000 and $695,000, respectively, for the three months ended September 30, 2013 compared to the three months ended September 30, 2012. Gross profit increased by $149,459 to $217,040 for the three months ended September 30, 2013 compared to $67,581 for the three months ended September 30, 2012. Gross profit percentage decreased to 13% for the three months ended September 30, 2013 compared to 18% for the three months ended September 30, 2012. This decrease results primarily from a change in gross profit percentage from block “green steel” jobs from 25% for the three months ended September 30, 2012 to 14% for the three months ended September 30, 2013. The Company incurred gross loss from project management revenue during the three months ended September 30, 2013 due to losses recognized on four jobs totaling approximately $48,000.

Payroll and Related Expense

Payroll and related expense for the three months ended September 30, 2013 was $332,878 compared to $358,918 for the three months ended September 30, 2012. This decrease was mainly caused by voluntary salary reductions from management and staff in an effort to reduce operating costs.

Other Operating Expenses

Other operating expenses for the three months ended September 30, 2013 was $187,918 compared to $233,650 for the three months ended September 30, 2012. The decrease of $45,732 results primarily from a decrease of approximately $30,000 in professional fees for the three months ended September 30, 2013 compared to the three months ended September 30, 2012. This decrease results from Company efforts to lower overhead costs.

Interest Expense

Interest expense for the three months ended September 30, 2013 was $184,277 compared to $2,067 for the three months ended September 30, 2012. This increase of $182,210 results from accrued interest, amortization of debt discount on the Company’s convertible debentures and amortization of debt issuance costs.

Other income (expense)

During the three months ended September 30, 2013 and 2012 there was other income of $22,616 and $1,160, respectively, recognized due to a change in fair value of financial instruments.

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

Liquidity and Capital Resources

Since SG Building’s inception in 2008, SG Building has generated losses from operations and the Company anticipates that it will continue to generate losses from operations for the foreseeable future. As of September 30, 2013 and December 31, 2012, the Company’s stockholders’ deficiency was approximately $1,864,000 and $516,000, respectively. The Company’s net loss from operations for the nine months ended September 30, 2013 was $1,652,618. Net cash used in operating activities was $1,152,333 for the nine months ended September 30, 2013.

Through September 30, 2013, the Company has incurred an accumulated deficiency since inception of $8,689,394. At September 30, 2013, the Company had a cash balance of $524,580. At November 13, 2013, the Company had a cash balance of approximately $441,000.

Since the Company’s inception, it has generated revenues from SG Block sales, engineering services, and project management.

The Company expects that through the next 10 to 16 months, the capital requirements to fund the Company’s growth and to cover the operating costs of a public company will consume all of the cash flows that it expects to generate from its operations, as well as from the proceeds of intended issuances of debt and equity securities. The Company further believes that during this period, while the Company is focusing on the growth and expansion of its business, the gross profit that it expects to generate from operations will not generate sufficient funds to cover these anticipated operating costs. Accordingly, the Company requires external funding to sustain operations and to follow through on the execution of its business plan. However, there can be no assurance that the Company’s plans will materialize and/or that the Company will be successful in funding estimated cash shortfalls through additional debt or equity capital and through the cash generated by the Company’s operations. Given these conditions, the Company’s ability to continue as a going concern is contingent upon it being able to secure an adequate amount of debt or equity capital to enable it to meet its cash requirements. In addition, the Company’s ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrants into established markets, the competitive environment in which the Company operates and the current capital raising environment.

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

During the nine months ended September 30, 2013, the Company raised $850,000 in net new funds through the issuance of convertible debentures.

With respect to the debentures sold in 2012 and the nine months ended September 30, 2013, at any time after such issuance until the debentures are no longer outstanding, the debentures are convertible, in whole or in part, into shares of Common Stock of the Company at the option of the holder, subject to certain conversion limitations set forth in the Debenture. The initial conversion price for the Debenture is $0.43 per share, subject to adjustments upon certain events, as set forth in the Debenture. The Company shall pay interest on the outstanding principal amount of the Debenture that has not been converted, at the rate of 8% per annum, payable quarterly on July 1, October 1, January 1 and April 1, beginning on July 1, 2013. Interest is payable in cash or at the Company’s option in shares of Common Stock, provided certain conditions are met, as described in the debenture. On each of April 1, 2014, July 1, 2014, July 15, 2014 and October 15, 2014,  the Company is obligated to redeem $756,000, $756,000, $280,000 and $280,000, respectively, (plus accrued but unpaid interest, liquidated damages and any other amounts then owing in respect of the Debenture) (the “Periodic Redemption Amount”). In lieu of a cash redemption and subject to the Company meeting certain equity conditions described in the Debenture, the Company may elect to pay the Periodic Redemption Amount in Common Stock based on a conversion price equal to the lesser of (a) $0.43 per share, subject to adjustments upon certain events, and (b) 90% of the average of the volume weighted average price for the 20 consecutive trading days prior to the applicable redemption date, provided that the conversion price shall be equal to at least a $0.01 discount to the volume weighted average price for the trading day that is immediately prior to the applicable redemption date. Upon any Event of Default (as defined in the Debenture), the outstanding principal amount of the Debenture, plus liquidated damages, interest, a premium of 30% and other amounts owing in respect thereof, shall become, at the holder’s election, immediately due and payable in cash. Commencing five days after the occurrence of any Event of Default, the interest rate on the Debenture shall accrue at an interest rate equal to the lesser of 18% per annum or the maximum rate permitted under applicable law.

The Company intends to raise additional funds in 2014 through a private placement of its common stock as well as additional issuances of convertible debentures. The additional capital would be used to fund the Company’s operations, including the costs that it expects to incur as a public company. The current level of cash and operating margins is not enough to cover the existing fixed and variable obligations of the Company, so increased revenue performance and the addition of capital through issuances of securities are critical to the Company’s success. Should the Company not be able to raise additional capital through a private placement or some other financing source, the Company would take one or more of the following actions to conserve cash: reduction in employee headcount, reduction in base salaries to senior executives and employees, and other cost reduction measures. Assuming that the Company is successful in its growth plans and development efforts, the Company believes that it will be able to raise additional funds through sales of its stock. There is no guarantee that the Company will be able to raise such additional funds on acceptable terms, if at all.

These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

The Company’s financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should it be unable to continue as a going concern.

Off –Balance Sheet Arrangements

As of September 30, 2013 and December 31, 2012, the Company had no material off-balance sheet arrangements other than operating leases to which SG Building is a party.

In the ordinary course of business, SG Building enters into agreements with third parties that include indemnification provisions which, in its judgment, are normal and customary for companies in its industry sector. These agreements are typically with consultants and certain vendors. Pursuant to these agreements, SG Building generally agrees to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to actions taken or omitted by SG Building. The maximum potential amount of future payments SG Building could be required to make under these indemnification provisions is unlimited. SG Building has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, the Company has no liabilities recorded for these provisions as of September 30, 2013.

Critical Accounting Policies and New Accounting Pronouncements

Critical Accounting Policies

Our condensed consolidated financial statements have been prepared with generally accepted accounting principles in the United States (“GAAP”), which require management to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that management believes to be reasonable. Actual results may differ from those estimates. Critical accounting policies represent the areas where more significant judgments and estimates are used in the preparation of our condensed consolidated financial statements. A discussion of such critical accounting policies, which include share-based payments, derivative instruments, and revenue recognition can be found in our Annual Report on Form 10-K for the year ended December 31, 2012. There have been no material changes to the policies noted above as of the Quarterly Report on Form 10-Q for the period ended September 30, 2013.

Related Party Transactions

ConGlobal Industries, Inc. is a minority stockholder of the Company and provides containers and labor on domestic projects.  The Company recognized Cost of Goods Sold of $338,656 and $238,578, for services ConGlobal Industries, Inc. rendered during the three months ended September 30, 2013 and 2012, respectively. The Company recognized Cost of Goods Sold of $1,215,710 and $803,149, for services ConGlobal Industries, Inc. rendered during the nine months ended September 30, 2013 and 2012, respectively As of September 30, 2013 and December 31, 2012, $161,592 and $62,844, respectively, of such expenses are included in related party accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

The Lawrence Group is a minority stockholder of the Company and is a building design, development and project delivery firm. The Company recognized Cost of Goods Sold of $52,966 for services The Lawrence Group rendered during the nine months ended September 30, 2013. As of September 30, 2013 and December 31, 2012, $27,629 and $37,233, respectively, of expenses were included in related party accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet.

The Company has accrued certain reimbursable expenses of owners of the Company. Such expenses amounted to $19,149 and $2,779 for the nine months ended September 30, 2013 and the year ended December 31, 2012, respectively, and are included in related party accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets as of September 30, 2013 and December 31, 2012.

Transactions with Vector

On March 26, 2009, the Company entered into a $50,000 Revolving Credit Promissory Note (the “   Revolver ”) with Vector, the Company’s pre-Merger principal stockholder, due December 31, 2012.  During 2012, the Revolver was extended for a year, with a maturity date of December 31, 2013. The loan bears interest at 11% per year.  On January 26, 2011, the Company and Vector entered into an amendment to the Revolver increasing the amount that it may borrow thereunder from $50,000 to $100,000.  As of September 30, 2013 and December 31, 2012 the Revolver had $73,500 of principal and $26,570 and $20,439, respectively, of interest outstanding.

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

(b) Changes in Internal Control over Financial Reporting

Notwithstanding our remedial actions and integration of our financial reporting systems following the Merger, there was no change in our internal control over financial reporting that occurred during the third quarter of 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the risk factors below and other information set forth in this Quarterly Report, you should carefully consider the risk factors previously disclosed in “Item 1A, To Part II” of our Annual Report on Form 10-K for the year ended December 31, 2012. There were no material changes from these risk factors during the three months ended September 30, 2013.

Risks Relating to the Company

If we are not successful in our efforts to increase sales or raise capital, we will experience a shortfall in cash over the next twelve months and our ability to raise capital may be limited.

As of September 30, 2013 and December 31, 2012, SG Building, our wholly-owned subsidiary, had cash and cash equivalents of $524,580 and $868,067, respectively.  However, over the nine months ended September 30, 2013 and fiscal year ended December 31, 2012, we had a net loss of $1,652,618 and $1,766,025, respectively.  We incurred additional losses during the quarter ending December 31, 2013.  If we are not successful with our marketing efforts to increase sales, we will experience a shortfall in cash over the next twelve months.  If necessary, we will implement a plan to fund such a deficit which could include, among other things, reducing operating expenses in an amount sufficient to operate the business for a reasonable period of time.  During the nine months ended September 30, 2013, we received $850,000 from the issuance of convertible debentures. We may also seek to obtain debt or additional equity financing to address any shortfalls in our cash.  The type, timing and terms of the financing we may select will depend on, among other things, our cash needs, the availability of other financing sources and prevailing conditions in the financial markets.  However, there can be no assurance that we would be able to secure additional funds if needed and that if such funds are available, whether the terms or conditions would be acceptable to us.  In such case, the further reduction in operating expenses might need to be substantial in order for us to ensure enough liquidity to sustain our operations.  It will also be difficult for us to make any acquisitions unless we can raise additional capital.  Any financing would be dilutive to our stockholders.

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

Our ability to achieve profitability will depend upon our ability to generate and sustain substantially increased revenues. We may incur operating losses in the future as we execute our growth strategy. We intend to make significant expenditures related to marketing, expansion of our website, hiring of additional personnel, and development of our technology and infrastructure. Although SG Building generated revenue from operations during the nine months ended September 30 2013 and the year ended December 31, 2012, it has incurred net losses of $1,652,618 and $1,766,025, respectively, during such periods. The likelihood that we will generate net income in the future must be considered in light of the difficulties facing the construction and construction management industries as a whole, economic conditions, the competitive environment in which we operate and the other risks and uncertainties discussed in this Quarterly Report. Our operating results for future periods are subject to numerous uncertainties, and it may not achieve sufficient revenues to sustain or increase profitability on a quarterly or annual basis.

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

As of October 31, 2013, there are outstanding Warrants to purchase 6,119,864 shares of common stock and options to purchase 10,330,001 shares of common stock.  Options to purchase 7,996,072 shares were granted under our 2011 Incentive Stock Plan.  We also have outstanding convertible debt which is initially convertible into 4,818,605 shares of the Company’s common stock. However, the terms of the convertible debentures provide that under certain circumstances the number of shares issuable upon the conversion of the debentures can be increased based on the market price of the Company’s common stock at the time of conversion. Accordingly, if the price of the common stock is significantly below $0.43 per share, the number of shares the convertible debt is convertible into could be significantly higher than 4,818,605 shares. The exercise of such outstanding warrants and options or the conversion into common stock of our convertible debt would dilute the then-existing stockholders' percentage ownership of the Company's stock, and any sales in the public market of common stock underlying such securities could adversely affect prevailing market prices for the common stock.  Moreover, the terms upon which the Company would be able to obtain additional equity capital could be adversely affected since the holders of such securities can be expected to exercise or convert them at a time when the Company would, in all likelihood, be able to obtain any needed capital on terms more favourable to the Company than those provided by such securities.

We are dependent on the services of key personnel, and the unexpected loss of their services may adversely affect its operations.

Our success depends highly upon the personal efforts and abilities of our senior management team, specifically the efforts of Paul Galvin, the Company’s Chief Executive Officer and Director, Stevan Armstrong, the Company’s President and Chief Operating Officer and Director, Brian Wasserman, the Company’s Chief Financial Officer and Director, and Jennifer Strumingher, the Company’s Chief Administrative Officer. The employment agreements for Mr. Galvin, Mr. Armstrong and Ms. Strumingher expired on October 26, 2013. Mr. Galvin, Mr. Armstrong and Ms. Strumingher continue to be employed by the Company, but without an employment agreement. The loss of the services of one or more of these individuals could have a material adverse effect on our business. Our ability to achieve profitability and generate increased revenue will depend upon our ability to retain, and attract if necessary, experienced management personnel.

 Item 2.                   Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2013, the Company issued the following options to purchase the Company’s common stock to consultants, directors, officers and employees of the Company:

Recipient	Date	Exercise Price	Amount
Edmund P. Giambastiani, Jr. - Consultant	07/31/2013	$0.19	10,000
	08/30/2013	$0.19	10,000
	09/30/2013	$0.30	10,000

TOTAL			30,000

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

Item 3.                    Defaults Upon Senior Securities

None.

Item 4.                    Mine Safety Disclosures

Not applicable.

Item 5.                    Other Information

Mr. Wasserman served as Chief Financial officer of ContinuityX Solutions, Inc. (“Continuity”) from August 16, 2012 to February 7, 2013. Mr. Wasserman was sued by certain of Continuity’s lenders alleging negligent misrepresentation to those lenders in connection with information provided to the lenders from Mr. Wasserman and Continuity. Mr. Wasserman believed the allegations were without merit and Mr. Wasserman vigorously defended himself against the lawsuit. On October 15, 2013 , the lawsuit against Mr. Wasserman was dismissed by court order issued by the Federal Court in Maryland.

Item 6.	Exhibits

10.1	Form Securities Purchase Agreement, dated December 27, 2012 (as amended).
31.2+	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS+	XBRL Instance Document.
101.SCH+	XBRL Taxonomy Extension Schema Document.
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB+	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Transmitted herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SG BLOCKS, INC.
(Registrant)

Date: November 14, 2013	By:	/s/ Brian Wasserman
Brian Wasserman
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Chief Accounting Officer)