Form 10-K
period 2013-12-31
SG BLOCKS, INC.
filed 2014-04-15
CIK 1023994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number:  000-22563

SG BLOCKS, INC.
(Exact name of registrant as specified in its charter)

Delaware	95-4463937
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3 Columbus Circle, 16th Floor, New York, NY	10019
(Address of principal executive offices)	(Zip Code)

(212) 520-6218
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
Yes ☐ No   ☒

The aggregate market value of the common stock held by non-affiliates of SG Blocks, Inc. as of June 30, 2013 was approximately $4,183,308.

As of April 8, 2014, the issuer had a total of 43,273,093 shares of common stock outstanding.

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

Overview

The principal business of the Company, through SG Building, is to provide code engineered cargo shipping containers. SG Building modifies and delivers containers to meet the growing demand for safe and green construction. Rather than consuming new steel and lumber, SG Building capitalizes on the structural engineering and design parameters a shipping container must meet and repurposes them for use in building. Offering a product that typically exceeds building code requirements, SG Building seeks to enable developers, architects, builders and owners to achieve greener construction, faster execution and stronger buildings of higher value. Since its inception in 2007, SG Building has developed and implemented the technology to break away from standardized container-construction while maintaining reduced costs. Committed to providing a construction methodology that will lessen the global carbon footprint, SG Building does not simply recycle (which requires additional energy consumption to break down material and then reform it for another purposes) — it utilizes existing steel material and repurposes it into modules that can be put to a higher and better use with significantly less energy input. In addition to providing code engineered cargo shipping containers for construction use, SG Building also continues to advance a proprietary structural steel framing system and the use thereof.

During 2011, the Company formed SG Blocks Sistema De Constucao Brasileiro LTDA. (“SG Brazil”), a wholly owned subsidiary of the Company. SG Brazil was formed in order to actively explore opportunities in Brazil. As of December 31, 2013, SG Brazil is inactive.

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

This robust structure is the beginning of the SG Building building system. Various combinations as desired of siding, brick, and stucco can be added and the interior finished as any conventional structure would be. Upon completion, structures look and feel as if they were erected using traditional construction methods. However, the SG Building product is generally stronger, more durable, environmentally sensitive, and erected in less time than traditional construction methods.

Also, SG Building builds off of an alternative steel framing system that provides different benefits to customers.

The Process of the SG Building Conversion

Containers are selected, starting with International Convention for Safe Containers (“CSC”) approved units, and evaluated against SG Building’s engineering, environmental, and utilization criteria and standards.  The used containers are then certified as SG Blocks™, ready for the manufacturing and fabrication processes.  SG Building then provides specific and detailed engineering and fabrication details to qualified contractors and subcontractors who then modify the containers in various configurations, which often require structural changes, wall reconfigurations, the creation of window and door openings, and ceiling alterations to allow sheetrock hanging.  The exterior walls and roof structure are then insulated with a high tech waterproof ceramic insulation.  The SG Blocks™ are then shipped directly to the building site or are run through a modular factory and then delivered to the site.  The builder, generally under contract with the Company, places the SG Blocks™ into position on their foundation and connects them together by welding.  The builder may then add roof trusses or other roof systems, quickly creating an insulated structure under roof.  The potential for savings in building time can be significant, particularly if interior pre-finish modularization is introduced at this step.

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

We believe SG Building can distinguish itself from its competitors on the basis of cost and construction time.  SG Building’s construction method is typically less expensive than traditional construction methods, particularly in urban locations and multi-story projects.  Construction time is typically reduced by using SG Building’s construction method, reducing construction and soft costs substantially.  The SG Blocks™ are designed to be hurricane, tornado and blast resistant, able to withstand harsh climate conditions and their flexibility of construction allows architects, developers, and owners to design the product to meet their needs.

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

The SG Buildings Network

One of our stockholders, ConGlobal Industries, Inc. (“ConGlobal”), is also one of our important affiliates.  ConGlobal is one of the largest depot operators in the United States.  ConGlobal operates container repair and storage depots throughout the United States, as well as in Costa Rica and Mexico, catering to major shipping, leasing and freight movement companies around the world.  With a national capacity of over 600 acres, the ConGlobal network of maintenance depots currently handles over 6,500 containers per week and can accommodate at least 170,000 TEU’s (twenty-foot equivalent unit).  Through SG Building, we currently have an exclusive 10 year Collaboration and Supply contract with ConGlobal (the “ConGlobal Agreement”), which is currently being renegotiated.  Each ConGlobal depot is equipped with the resources to modify used shipping containers into SG Building’s green building material.

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

We have seven employees, not including Brian Wasserman who is serving as our Chief Financial Officer pursuant to a consulting agreement.  We also hire independent contractors on an as-needed basis.

On November 15, 2011, we entered into a two-year consulting agreement with Admiral Edmund P. Giambastiani, Jr. U.S. Navy (ret) (the “Giambastiani Agreement”).  Pursuant to the Giambastiani Agreement, Mr. Giambastiani will serve as a consultant to the Company on matters relating to business development and provide advice on products and operations.  For each month during term of the Giambastiani Agreement, Mr. Giambastiani was granted options to purchase 10,000 shares of Company common stock.  Such grants were made pursuant to our 2011 Incentive Stock Plan or pursuant to separate grant letters and priced at Fair Market Value on the date of grant. As of December 31, 2013, the Giambastiani Agreement expired, but it is our intention to renew the agreement with Mr. Giambastiani.

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

In January 2014, we established a relationship with Monarch Capital Corporation ("Monarch") to provide a lease financing alternative to qualified clients in order to facilitate the financing of our product offerings.

 Recent Developments

On April 10, 2014, the Company entered into an Exchange Agreement (the “Exchange Agreement”) with certain of the holders of its existing Senior Convertible Debentures (the "Existing Debentures").  Under the terms of the Exchange Agreement, Existing Debentures with a stated maturity value of $1,680,000 have been surrendered in exchange for (a) new Senior Convertible Debentures with a stated interest rate of eight percent (8%) per year, a stated maturity value of $1,915,200, a conversion price of $.25 per share, subject to adjustment, with a final maturity date of April 1, 2016 (the “2014 Exchange Debentures”), and (b) five (5) year warrants to purchase up to 7,660,830 shares of the Company’s common stock at an exercise price of $.275 per share (110% of the conversion price), subject to adjustment (the “2014 Exchange Warrants”).  Existing Debentures with a maturity value of $392,000 will be paid in accordance with the original terms.

On April 10, 2014, the Company entered into a Securities Purchase Agreement (the “2014 SPA”) pursuant to which it issued and sold (a) $2,080,500 (maturity value) in Senior Convertible Debentures for a subscription amount of $1,825,000, which have the same terms as the 2014 Exchange Debentures, including a stated interest rate of eight percent (8%) per year and a conversion price of $.25 per share, subject to adjustment, with a final maturity date of April 1, 2016 (the “2014 New Debentures” together with the 2014 Exchange Debentures, the “2014 Debentures”)and (b) five (5) year warrants to purchase up to 8,322,000 shares of the Company’s common stock at an exercise price of $.275 per share (110% of the conversion price), subject to adjustment (the “2014 New Warrants” together with the 2014 Exchange Warrants, the “2014 Warrants”).  Holders of the 2014 Debentures are referred to in this Annual Report on Form 10-K as the “2014 Holders”.

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

As of December 31, 2013 and 2012, SG Building, our wholly-owned subsidiary, had cash and cash equivalents of $594,248 and $868,067, respectively. However, during the fiscal years ended December 31, 2013 and 2012, we had a net loss of $2,163,302 and $1,766,025, respectively. We incurred additional losses during the quarter ended March 31, 2014. If we are not successful with our marketing efforts to increase sales, we will experience a shortfall in cash over the next twelve months. If necessary, we will implement a plan to fund such a deficit which could include, among other things, reducing operating expenses in an amount sufficient to operate the business for a reasonable period of time. During the year ended December 31, 2012, we received net proceeds of $642,183 from a private placement, and also received $74,250 for common stock. In addition, in December 2012 and during 2013 we received an aggregate of $1,850,000 from the issuance of convertible debentures (the “Existing Debentures”). We also received $1,825,000 (before transaction fees and expenses) in April 2014 from the issuance of convertible debentures. We may also seek to obtain debt or additional equity financing to address any shortfalls in our cash. The type, timing and terms of the financing we may select will depend on, among other things, our cash needs, the availability of other financing sources and prevailing conditions in the financial markets. However, there can be no assurance that we would be able to secure additional funds if needed and that if such funds are available, whether the terms or conditions would be acceptable to us. In such case, the further reduction in operating expenses might need to be substantial in order for us to ensure enough liquidity to sustain our operations. It will also be difficult for us to make any acquisitions unless we can raise additional capital. Any financing would be dilutive to our stockholders.

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

Our ability to achieve profitability will depend upon our ability to generate and sustain substantially increased revenues. We may incur operating losses in the future as we execute our growth strategy. We intend to make significant expenditures related to marketing, expansion of our website, hiring of additional personnel, and development of our technology and infrastructure. Although SG Building generated revenue from operations during the fiscal years ended December 31, 2013 and 2012, it has incurred net losses of $2,163,302 and $1,766,025, respectively, during such periods. The likelihood that we will generate net income in the future must be considered in light of the difficulties facing the construction and construction management industries as a whole, economic conditions, the competitive environment in which we operate and the other risks and uncertainties discussed in this Annual Report. Our operating results for future periods are subject to numerous uncertainties, and it may not achieve sufficient revenues to sustain or increase profitability on a quarterly or annual basis.

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

As of April 10, 2014, there are outstanding Warrants to purchase 25,686,059 shares of common stock and options to purchase 10,320,001 shares of common stock.  Options to purchase 7,996,072 shares were granted under our 2011 Incentive Stock Plan.  We also have outstanding convertible debt which is initially convertible into approximately 16,096,800 shares of the Company’s common stock. However, the terms of the convertible debentures provide that under certain circumstances the number of shares issuable upon the conversion of the debentures can be increased based on the market price of the Company’s common stock at the time of conversion. Accordingly, if the price of the common stock is significantly below $0.25 per share the number of shares the convertible debt is convertible into could be significantly higher than 16,096,800 shares. The exercise of such outstanding warrants and options or the conversion into common stock of our convertible debt would dilute the then-existing stockholders' percentage ownership of the Company's stock, and any sales in the public market of common stock underlying such securities could adversely affect prevailing market prices for the common stock.  Moreover, the terms upon which the Company would be able to obtain additional equity capital could be adversely affected since the holders of such securities can be expected to exercise or convert them at a time when the Company would, in all likelihood, be able to obtain any needed capital on terms more favorable to the Company than those provided by such securities.  See sections entitled “Executive  Compensation - Stock Options".

We have a history of losses.

We have reported an operating loss in each of our fiscal quarters since inception.  There is a risk that we will continue to incur operating losses.

We are dependent on the services of key personnel, and the unexpected loss of their services may adversely affect its operations.

Our success depends highly upon the personal efforts and abilities of our senior management team, specifically the efforts of Paul Galvin, the Company’s Chief Executive Officer and Director, Stevan Armstrong, the Company’s President and Chief Operating Officer and Director, Brian Wasserman, the Company’s Chief Financial Officer and Director, David Cross, the Company’s Vice President of Business Development, and Jennifer Strumingher, the Company’s Chief Administrative Officer. The employment agreements with Messrs. Galvin, Armstrong and Ms. Strumingher have expired and the Company is currently negotiating new agreements with Mr. Galvin and Ms. Strumingher. Although there is a general agreement on the terms of new agreements, there can be no assurance that the Company will be able to enter into new agreements with these officers on favorable terms. The loss of the services of one or more of these individuals could have a material adverse effect on our business.  Our ability to achieve profitability and generate increased revenue will depend upon our ability to retain, and attract if necessary, experienced management personnel.

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

As a result of the merger between a wholly-owned subsidiary of the Company and SG Building in November 2011, we have become an operating company. See the section entitled “Description of Business - SG Blocks Merger” in Part I, Item 1 of this Annual Report for a description of the Merger.  Accordingly, we are subject to more information and reporting requirements of the Securities Exchange Act of 1934 and other Federal securities laws, including compliance with the Sarbanes-Oxley Act. The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the Securities and Exchange Commission (including reporting of the Merger) and furnishing audited reports to stockholders have increased and caused our expenses to be higher.

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

There may be risks associated with us formerly being a shell company and acquiring an operating entity through a “reverse merger”.  Securities analysts of major brokerage firms may not provide coverage of us since there is no incentive to brokerage firms to recommend the purchase of our common stock.  No assurance can be given that brokerage firms will, in the future, want to conduct any secondary offerings on our behalf. In addition, the ability of stockholders to sell their shares under Rule 144 can be prohibited if the Company is not current in their SEC filings.

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

Our executive officers, directors and affiliated persons (including investors holding convertible debentures and warrants described herein) beneficially own a substantial number of shares of our common stock.  The interests of our officers, directors and affiliated persons (as stockholders) may differ from the interests of other stockholders.  As a result, these officers, directors and affiliated persons will have significant influence over all corporate actions requiring stockholder approval, irrespective of how other stockholders may vote, including the following actions:

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

We completed a capital raise on April 10, 2014 which results in significant dilution. As a result of acquisitions or additional capital raisings, we may issue additional securities or instruments that may be convertible into or exercisable or exchangeable for, or otherwise entitle the holder thereof to receive common stock.  The issuance of such additional securities will dilute the ownership of our then current stockholders.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

 None.

ITEM 2. PROPERTIES.

We lease office space in New York City for use as our headquarters. We have three individual offices, with shared use of conference rooms, kitchen and other amenities.  The lease expires December 31, 2014.  We also have use of storage and processing space at certain ConGlobal facilities pursuant to the ConGlobal Agreement.  We believe that our current facilities are adequate for the foreseeable future.

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

Year Ended December 31, 2013	High	Low
Fourth Quarter	$0.33	$0.13
Third Quarter	0.36	0.14
Second Quarter	0.35	0.13
First Quarter	0.39	0.15

Year Ended December 31, 2012	High	Low
Fourth Quarter	$0.45	$0.25
Third Quarter	0.51	0.12
Second Quarter	0.60	0.25
First Quarter	0.70	0.26

Stockholders

As of April 8, 2014, there were 43,273,093 shares of common stock outstanding, held by 106 holders of record.

Dividend Policy

We have never declared or paid dividends on our common stock and do not expect to pay any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

On October 1, 2013, the Company entered into a one year consulting agreement pursuant to which, in exchange for certain services, the consultant will receive up to 1,000,000 shares of the Company’s common stock in addition to cash payments (the “2013 Consulting Issuance”). On October 1, 2013, the Company issued 1,000,000 shares of the Company’s common stock at a fair value of $0.23 per share to the consultant in exchange for services provided. 500,000 shares were issued at $0.23 and the fair value of the 500,000 unvested shares is not fixed until the shares fully vest.  In November 2013, the Company’s board of directors approved the issuance of 1,000,000 shares of the Company’s common stock to the consultant, of which 500,000 shares are being held in escrow.  If neither party has terminated the consulting agreement during the first six month period after the execution of the agreement, the escrowed shares will be released to the consultant. The issuance of these shares was exempt from the registration requirements under the Securities Act, pursuant to Section 4(a)(2) thereof, because the transaction did not involve a public offering.

On November 8, 2013, the Company issued 25,000 shares of the Company’s common stock at a fair value of $0.23 per share to a consultant in exchange for serviced provided. The issuance of these shares was exempt from the registration requirements under the Securities Act, pursuant to Section 4(2) thereof, because the transaction did not involve a public offering.

Effective January 20, 2014, Mr. Lampen resigned as a member of the Board of Directors of the Company.  Following his resignation, Mr. Lampen exercised options to purchase 50,000 shares of our common stock at $0.20 per share.

On April 10, 2014, the Company entered into an Exchange Agreement (the “Exchange Agreement”) with certain of the holders of its existing Senior Convertible Debentures (the "Existing Debentures").  Under the terms of the Exchange Agreement, Existing Debentures with a stated maturity value of $1,680,000 have been surrendered in exchange for (a) new Senior Convertible Debentures with a stated interest rate of eight percent (8%) per year, a stated maturity value of $1,915,200, a conversion price of $.25 per share, subject to adjustment, with a final maturity date of April 1, 2016 (the “2014 Exchange Debentures”), and (b) five (5) year warrants to purchase up to 7,660,830 shares of the Company’s common stock at an exercise price of $.275 per share (110% of the conversion price), subject to adjustment (the “2014 Exchange Warrants”).  Existing Debentures with a maturity value of $392,000 will be paid in accordance with the original terms.

On April 10, 2014, the Company entered into a Securities Purchase Agreement (the “2014 SPA”) pursuant to which it issued and sold (a) $2,080,500 (maturity value) in Senior Convertible Debentures for a subscription amount of $1,825,000, which have the same terms as the 2014 Exchange Debentures, including a stated interest rate of eight percent (8%) per year and a conversion price of $.25 per share, subject to adjustment, with a final maturity date of April 1, 2016 (the “2014 New Debentures” together with the 2014 Exchange Debentures, the “2014 Debentures”) and (b) five (5) year warrants to purchase up to 8,322,000 shares of the Company’s common stock at an exercise price of $.275 per share (110% of the conversion price), subject to adjustment (the “2014 New Warrants” together with the 2014 Exchange Warrants, the “2014 Warrants”).  Holders of the 2014 Debentures are referred to in this Annual Report on Form 10-K as the “2014 Holders”.

The issuance of the 2014 Warrants and the 2014 Debentures was exempt from the registration requirements under the Securities Act, pursuant to Section 4(a)(2) thereof, because the transaction did not involve a public offering.

During the three months ended December 31, 2013, the Company issued the following options to purchase the Company’s common stock to consultants, directors, officers and employees of the Company:

Recipient	Date	Exercise Price	Amount
Edmund P. Giambastiani, Jr. - Consultant	10/31/2013	$0.20	10,000
Jennie Enterprise – Consultant	11/8/2013	$0.43	200,000
Jim Williams – Consultant	11/8/2013	$0.43	200,000

TOTAL			410,000

The options awarded to Edmund P. Giambastiani were awarded by approval of the Company’s board of directors. The options awarded to Jennie Enterprise and Jim Williams were awarded by approval of the Company’s board of directors, and under the 2013 Stock Plan.  One third of the options vest upon grant, the second third vests on the first anniversary of the grant date, and the remaining third vests on the second anniversary of the grant date.  These options generally have the same terms and conditions as provided under the 2011 Incentive Stock Plan (See Note 16), but the 2013 Stock Plan was not approved by the Company’s shareholders. The aggregate number of such options granted to consultants is 410,000 options. The issuance of such options was exempt from the registration requirements under the Securities Act, pursuant to Section 4(a)(2) thereof, because the transaction did not involve a public offering.

Issuer Purchases of Equity Securities

No securities of ours were repurchased by us during 2013.

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

During 2011, the Company formed SG Blocks Sistema De Constucao Brasileiro LTDA. (“SG Brazil”), a wholly owned subsidiary of the Company. SG Brazil was formed in order to actively explore opportunities in Brazil. As of December 31, 2013, SG Brazil is inactive.

Results of Operations

Years Ended December 31, 2013 and 2012:

Year Ended December 31

	2013	2012
Loss from operations	(1,858,775)	(1,940,424)
Other income (expenses):	(304,527)	174,399
Net Loss	(2,163,302)	(1,766,025)

Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012:

Revenue

Revenue for the year ended December 31, 2013 was $5,732,776 compared to $2,450,665 for the year ended December 31, 2012. This increase of $3,282,111 resulted mainly from an increase of revenue from block “green steel” jobs and project management jobs as well as a decrease in revenue from engineering jobs. Revenue recognized from block “green steel” jobs and project management jobs increased by $1,667,606 and $2,102,032, respectively, and revenue recognized from engineering jobs decreased by $487,527 for the year ended December 31, 2013 compared to the year ended December 31, 2012. Revenue from block “green steel” jobs increased primarily due to two jobs in the amount of $1,356,996 being recognized during the year ended December 31, 2013. Revenue from project management jobs increased primarily due to $1,499,972 being recognized during the year ended December 31, 2013 from one customer. Revenue from engineering jobs decreased primarily due to one job in the amount of $468,895 being recognized during the year ended December 31, 2012. During the year ended December 31, 2013 the Company recognized revenue from 4 engineering jobs compared to 10 engineering jobs for the year ended December 31, 2012.

Cost of Revenue and Gross Profit

Cost of revenue increase by $3,151,481 to $5,149,219 for the year ended December 31, 2013 from $1,997,738 for the year ended December 31, 2012. The increase in cost of revenue resulted primarily from an increase of costs from block “green steel” costs and project management jobs, a decrease in costs from engineering jobs and loss accruals of approximately $9,900. Costs recognized from block “green steel” jobs and project management jobs increased $1,396,825 and $2,226,888, respectively, and costs recognized from engineering jobs decreased $472,232 for the year ended December 31, 2013 compared to the year ended December 31, 2012. Gross profit increased by $130,630 to $583,557 for the year ended December 31, 2013 compared to $452,927 for the year ended December 31, 2012. Gross profit percentage decreased to 10% for the year ended December 31, 2013 compared to 19% for the year ended December 31, 2012. This decrease results primarily from losses on five jobs from one customer in the amount of $197,240 being recognized during the year ended December 31, 2013.

Payroll and Related Expense

Payroll and related expense for the year ended December 31, 2013 was $1,350,953 compared to $1,357,717 for the year ended December 31, 2012. Stock compensation decreased by $86,960 to $421,305 for the year ended December 31, 2013 compared to $508,265 for the year ended December 31, 2012. This decrease was offset by an increase of $62,419 in payroll expense for the year ended December 31, 2013 compared to the year ended December 31, 2012.

Other Operating Expenses

Other operating expense for the year ended December 31, 2013 was $1,091,379 compared to $1,035,634 for the year ended December 31, 2012. The change results primarily from an increase of $105,589 and a decrease of $61,384, in professional fees and rent expense respectively, for the year ended December 31, 2013 compared to the year ended December 31, 2012.

Interest Expense

Interest expense for the year ended December 31, 2013 was $689,156 compared to $8,220 for the year ended December 31, 2012. This increase of $680,936 results from accrued interest and interest paid, amortization of debt discount on the Company’s convertible debentures and amortization of debt issuance costs.

Other Income (Expense)

During the year ended December 31, 2013 and 2012, there was other income recognized from cancellation of trade liabilities and accrued interest of $25,530 and $102,128, respectively. Additionally in 2013 there was other income of $358,973 recognized due to a change in fair value of financial instruments, compared to $80,352 in 2012.

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

Liquidity and Capital Resources

Since SG Building’s inception in 2008, SG Building has generated losses from operations and the Company anticipates that it will continue to generate losses from operations for the foreseeable future. As of December 31, 2013 and 2012, the Company’s stockholders’ deficiency was approximately $2,089,000 and $516,000, respectively.  The Company’s net loss from operations for the years ended December 31, 2013 and 2012 was $2,163,302 and $1,766,025, respectively.  Net cash used in operating activities was $1,075,604 and $1,268,539 for the years ended December 31, 2013 and 2012, respectively.

Through December 31, 2013, the Company has incurred an accumulated deficiency since inception of $9,200,078.  At December 31, 2013, the Company had a cash balance of $594,248.

Since the Company’s inception, it has generated revenues from SG Block sales, engineering services, and project management.

The Company expects that through the next 10 to 16 months, the capital requirements to fund the Company’s growth will consume all of the cash flows that it expects to generate from its operations, as well as from the proceeds of the issuances of senior convertible debt securities. The Company further believes that during this period, while the Company is focusing on the growth and expansion of its business, the gross profit that it expects to generate from operations will not generate sufficient funds to cover expected operating costs. Accordingly, the Company requires further external funding to sustain operations and to follow through on the execution of its business plan. However, there can be no assurance that the Company’s plans will materialize and/or that the Company will be successful in funding estimated cash shortfalls through additional debt or equity capital and through the cash generated by the Company’s operations. Given these conditions, the Company’s ability to continue as a going concern is contingent upon it being able to secure an adequate amount of debt or equity capital to enable it to meet its cash requirements. In addition, the Company’s ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrants into established markets, the competitive environment in which the Company operates and the current capital raising environment.

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

During the year ended December 31, 2013, the Company raised $850,000 in net new funds through the issuance of convertible debentures.

On April 10, 2014, the Company entered into an Exchange Agreement (the “Exchange Agreement”) with certain of the holders of its existing Senior Convertible Debentures (the "Existing Debentures").  Under the terms of the Exchange Agreement, Existing Debentures with a stated maturity value of $1,680,000 have been surrendered in exchange for (a) new Senior Convertible Debentures with a stated interest rate of eight percent (8%) per year, a stated maturity value of $1,915,200, a conversion price of $.25 per share, subject to adjustment, with a final maturity date of April 1, 2016 (the “2014 Exchange Debentures”), and (b) five (5) year warrants to purchase up to 7,660,830 shares of the Company’s common stock at an exercise price of $.275 per share (110% of the conversion price), subject to adjustment (the “2014 Exchange Warrants”).  Existing Debentures with a maturity value of $392,000 will be paid in accordance with the original terms.

On April 10, 2014, the Company entered into a Securities Purchase Agreement (the “2014 SPA”) pursuant to which it issued and sold (a) $2,080,500 (maturity value) in Senior Convertible Debentures for a subscription amount of $1,825,000, which have the same terms as the 2014 Exchange Debentures, including a stated interest rate of eight percent (8%) per year and a conversion price of $.25 per share, subject to adjustment, with a final maturity date of April 1, 2016 (the “2014 New Debentures” together with the 2014 Exchange Debentures, the “2014 Debentures”) and (b) five (5) year warrants to purchase up to 8,322,000 shares of the Company’s common stock at an exercise price of $.275 per share (110% of the conversion price), subject to adjustment (the “2014 New Warrants” together with the 2014 Exchange Warrants, the “2014 Warrants”).  Holders of the 2014 Debentures are referred to in this Annual Report on Form 10-K as the “2014 Holders”.

The Exchange Agreement and the 2014 SPA trigger anti-dilution adjustments to the warrants issued on the Existing Debentures based on a $.25 per share conversion price (adjusted from the original stated conversion price of $.43 per share), which reduces the exercise price to $.25 per share and increases the number of shares issuable upon the exercise of these warrants to 8,288,000 shares.

At any time after April 10, 2014, (the “Original Issue Date”) until the 2014 Debentures are no longer outstanding, the 2014 Debentures shall be convertible, in whole or in part, into shares of Common Stock at the option of the 2014 Holders, subject to certain conversion limitations set forth in the 2014 Debentures.  The initial conversion price for the 2014 Debentures is $.25 per share, subject to adjustments upon certain events, as set forth in the 2014 Debentures.  The Company shall pay interest on the aggregate unconverted and then outstanding principal amount of the 2014 Debentures at the rate of 8% per annum, payable quarterly on January 1, April 1, July 1 and October 1, beginning on October  1, 2014.  Interest is payable in cash or at the Company’s option in shares of Common Stock, provided certain terms and conditions are met as more fully described in the 2014 Debentures.  On each of October 1, 2015 and January 1, 2016, the Company is obligated to redeem an amount equal to $ 998,925 and on April 1, 2016, an amount equal to $1,997,850, plus accrued but unpaid interest, liquidated damages and any other amounts then owing in respect of the 2014 Debentures (as to each of the forgoing periodic redemptions, each a “Periodic Redemption Amount”).  In lieu of a cash redemption and subject to the Company meeting certain equity conditions described in the 2014 Debentures, the Company may elect to pay the Periodic Redemption Amount in shares on the terms set forth in the 2014 Debentures.

Upon any Event of Default (as defined in the Debenture), the outstanding principal amount of the Debenture, plus liquidated damages, interest, a premium of 30% and other amounts owing in respect thereof through the date of acceleration, shall become, at the 2014 Holders’ election, immediately due and payable in cash.  Commencing five days after the occurrence of any Event of Default, the interest rate on the Debenture shall accrue at an interest rate equal to the lesser of 18% per annum or the maximum rate permitted under applicable law. The 20014 Debentures contain anti-dilution protective provisions as described therein. The Company is subject to compliance with certain covenants under the 2014 Debentures as set forth therein.

The 2014 Warrants may be exercised at any time on or after April 10, 2014 and on or prior to the close of business on April 10, 2019, at an exercise price of $.275 per share, subject to adjustment upon certain events.  The 2014 Warrants contain anti-dilution protective provisions and limitations on exercise as described therein.

To secure the Company’s obligations under the 2014 Debentures, the Company’s wholly-owned subsidiary, SG Building Blocks, Inc. (“SG Building”), entered into a Subsidiary Guarantee, dated as of April 10, 2014 (the “Guarantee”), pursuant to which it unconditionally and irrevocably guaranteed the prompt and complete payment and performance when due of the obligations arising from the 2014 Debentures.   The Company and SG Building have each granted the 2014 Holders a security interest in their assets to secure the payment, performance and discharge in full of all of the Company’s obligations under the 2014 Debentures and the guarantor’s obligations under the Guarantee, in accordance with that certain Security Agreement, dated as of April 10, 2014.

With respect to the Existing Debenture, sold in 2012 and 2013, at any time after such issuance until the debentures are no longer outstanding, the debentures are convertible, in whole or in part, into shares of Common Stock of the Company at the option of the holder, subject to certain conversion limitations set forth in the Existing Debenture. The initial conversion price for the Existing Debenture was $0.43 per share, subject to adjustments upon certain events, as set forth in the Existing Debenture.   The Company shall pay interest on the outstanding principal amount of the Debenture that has not been converted, at the rate of 8% per annum, payable quarterly on July 1, October 1, January 1 and April 1, beginning on July 1, 2013. Interest is payable in cash or at the Company’s option in shares of Common Stock, provided certain conditions are met, as described in the debenture. On each of April 1, 2014 and July 1, 2014,  the Company is obligated to redeem $196,000 and $196,000 respectively, (plus accrued but unpaid interest, liquidated damages and any other amounts then owing in respect of the Debenture) (the “2012 Periodic Redemption Amount”). In lieu of a cash redemption and subject to the Company meeting certain equity conditions described in the Debenture, the Company may elect to pay the 2012 Periodic Redemption Amount in Common Stock on the terms set forth in the Existing Debentures. Upon any Event of Default (as defined in the Debenture), the outstanding principal amount of the Debenture, plus liquidated damages, interest, a premium of 30% and other amounts owing in respect thereof, shall become, at the holder’s election, immediately due and payable in cash. Commencing five days after the occurrence of any Event of Default, the interest rate on the Debenture shall accrue at an interest rate equal to the lesser of 18% per annum or the maximum rate permitted under applicable law. The Existing Debentures were extended in 2014 as described above.

The Company intends to raise additional funds in the future through a private placement of its senior convertible debentures. The additional capital would be used to fund the Company’s operations, including the costs that it expects to incur as a public company. The current level of cash and operating margins is not enough to cover the existing fixed and variable obligations of the Company, so increased revenue performance and the addition of capital through issuances of securities are critical to the Company’s success. Assuming that the Company is successful in its growth plans and development efforts, the Company believes that it will be able to raise additional funds through sales of its stock. There is no guarantee that the Company will be able to raise such additional funds on acceptable terms, if at all.

These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

The Company’s financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should it be unable to continue as a going concern.

Off –Balance Sheet Arrangements

As of December, 2013 and 2012, the Company had no material off-balance sheet arrangements other than operating leases to which SG Building is a party.

In the ordinary course of business, SG Building enters into agreements with third parties that include indemnification provisions which, in its judgment, are normal and customary for companies in its industry sector. These agreements are typically with consultants and certain vendors. Pursuant to these agreements, SG Building generally agrees to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to actions taken or omitted by SG Building. The maximum potential amount of future payments SG Building could be required to make under these indemnification provisions is unlimited. SG Building has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, SG Building has no liabilities recorded for these provisions as of December 31, 2013.

Critical Accounting Policies and New Accounting Pronouncements

Critical Accounting Policies

Accounting Estimates. The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts and related disclosures in the financial statements. Management considers an accounting estimate to be critical if it requires assumptions to be made that were uncertain at the time the estimate was made, and changes in the estimate or different estimates that could have been selected could have a material impact on our consolidated results of operations or financial condition. Significant areas which require the Company to make estimates include revenue recognition, stock-based compensation and allowance for doubtful accounts.

Share-Based Payments. The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, the fair value of the award is measured on the grant date and for non-employees, the fair value of the award is generally re-measured on interim financial reporting dates and vesting dates until the service period is complete. The fair value amount is then recognized over the period services are required to be provided in exchange for the award, usually the vesting period. The Company recognizes stock-based compensation expense on a graded-vesting basis over the requisite service period for each separately vesting tranche of each award. Stock-based compensation expense is reported within operating expenses in the consolidated statements of operations.

Common stock purchase warrants and other derivative financial instruments. The Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) provides a choice of net-cash settlement or settlement in the Company’s own shares (physical settlement or net-share settlement) providing that such contracts are indexed to the Company’s own stock. The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if any event occurs and if that event is outside the Company’s control) or (ii) gives the counterparty a choice of net-cash settlement of settlement shares (physical settlement or net-cash settlement). The Company assesses classification of common stock purchase warrants and other free standing derivatives at each reporting date to determine whether a change in classification between assets and liabilities or equity is required.

The Company’s free standing derivatives consist of warrants to purchase common stock that were issued to a placement agent involved with the private offering memorandum as well as issuances of convertible debentures . The Company evaluated the common stock purchase warrants to assess their proper classification in the consolidated balance sheet and determined that the common stock purchase warrants feature a characteristic permitting cash settlement at the option of the holder. Accordingly, these instruments have been classified as warrant liabilities.

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

Related Party Transactions

ConGlobal Industries, Inc. is a minority stockholder of the Company and provides containers and labor on domestic projects.  The Company recognized Cost of Goods Sold of $1,595,468 and $1,044,354, for services ConGlobal Industries, Inc. rendered during the years ended December, 31, 2013 and 2012, respectively. As of December 31, 2013 and 2012, $176,929 and $62,844, respectively, of such expenses are included in related party accounts payable and accrued expenses in the accompanying consolidated balance sheets.

The Lawrence Group is a minority stockholder of the Company and is a building design, development and project delivery firm. The Company recognized Cost of Goods Sold of $52,966 and $62,276 for services The Lawrence Group rendered during the year ended December 31, 2013 and 2012, respectively. For the years ended December 31, 2013 and 2012, $27,629 and $37,233, respectively, of pre-project expenses were included in related party accounts payable and accrued expenses in the accompanying consolidated balance sheet.

An affiliated accounting firm of the Company’s Chief Financial Officer provides accounting and consulting services to the Company. The Company recognized General and Administrative expenses in the amount of $80,050 and $80,000 for the years ended December 31, 2013 and 2012, respectively. As of December 31, 2013, $36,050 of such expenses are included in related party accounts payable and accrued expenses on the accompanying consolidated balance sheet.

The Company has accrued certain reimbursable expenses of owners of the Company. Such expenses amounted to $2,779 for the year ended December 31, 2012, and are included in related party accounts payable and accrued expenses in the accompanying consolidated balance sheets.

Transactions with Vector

On March 26, 2009, the Company entered into a $50,000 revolving credit promissory note (the “Revolver”) with Vector Group Ltd. (“Vector”), a principal stockholder of the Company. On January 26, 2011, the Company and Vector entered into an amendment to the Revolver increasing the amount that the Company may borrow from $50,000 to $100,000. The loan bears interest at 11% per annum and was due on December 31, 2013. During January 2014, the Revolver was extended from December 31, 2013 to June 30, 2015. As of December 31, 2013 and 2012, the balance due to Vector amounted to $73,500. As of December 31, 2013 and 2012, accrued interest related to the Revolver amounted to $28,636 and $20,439, respectively.

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

 During November 2012, the Company received $10,500 from Richard J. Lampen for 30,000 shares of the Company’s common stock. At that time, Mr. Lampen was a director of the Company, as well as President and Chief Executive Officer of Ladenburg.

On March 28, 2012, we received net proceeds of $433,608 from the 2012 Private Placement. On May 23, 2012, we received additional proceeds of $208,575 from the 2012 Private Placement.

Mr. Lampen, who was a member of the Company’s Board of Directors until January 30, 2014, is the president and chief executive officer of Landenburg’s parent company. Additionally, Vector beneficially owns approximately 8% of the Ladenburg Thalmann Financial Services, Inc., the parent company and sole owner of Ladenburg.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements and the notes thereto, together with the report thereon of Marcum LLP dated April 15, 2014, appear beginning on page F-1 of this report.

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

Notwithstanding the conclusion that our disclosure controls and procedures were not effective as of the end of the period covered by this Annual Report, the Principal Executive Officer and the Principal Financial Officer believe that the consolidated financial statements and other information contained in this Annual Report present fairly, in all material respects, our business, financial condition and results of operations.

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

As of December 31, 2013, we carried out an assessment of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992.  Based on our evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2013.

As of December 31, 2013, we had identified certain matters that constituted material weaknesses in our internal controls over financial reporting, specific material weaknesses include the fact that we (i) have experienced difficulty in generating data in a form and format that facilitates the timely analysis of information needed to produce accurate financial reports, (ii) have experienced difficulty in applying complex accounting and financial reporting and disclosure rules required under GAAP and the SEC reporting regulations, and (iii) have limited segregation of duties.  We have taken certain steps in an effort to correct these material weaknesses, including hiring of a Chief Financial Officer in 2011 who has significant experience with publicly held companies.  Although this was an important step towards improving the application of complex accounting principles, the preparation of financial reports and the segregation of duties, we still believe we have not remediated our deficiencies.  Because these remediation steps have not yet been completed, we have performed additional analyses and other procedures to ensure that our consolidated financial statements contained in this Annual Report were prepared in accordance with GAAP and applicable SEC regulations.

We believe that our weaknesses in internal control over financial reporting and our disclosure controls relate in part to the fact that SG Building is a relatively small company with few employees. Our internal controls are still in a state of transition as we work diligently to integrate and assimilate all of our operations and work to remedy the significant deficiencies that together constitute a material weakness in our internal control over financial reporting.

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

(c) Changes in Internal Control over Financial Reporting

Notwithstanding our remedial actions and integration of our financial reporting systems, there was no change in our internal control over financial reporting that occurred during the fourth quarter of 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.       OTHER INFORMATION

On April 10, 2014, the Company entered into an Exchange Agreement (the “Exchange Agreement”) with certain of the holders of its existing Senior Convertible Debentures (the "Existing Debentures").  Under the terms of the Exchange Agreement, Existing Debentures with a stated maturity value of $1,680,000 have been surrendered in exchange for (a) new Senior Convertible Debentures with a stated interest rate of eight percent (8%) per year, a stated maturity value of $1,915,200, a conversion price of $.25 per share, subject to adjustment, with a final maturity date of April 1, 2016 (the “2014 Exchange Debentures”), and (b) five (5) year warrants to purchase up to 7,660,830 shares of the Company’s common stock at an exercise price of $.275 per share (110% of the conversion price), subject to adjustment (the “2014 Exchange Warrants”).  Existing Debentures with a maturity value of $392,000 will be paid in accordance with the original terms.

On April 10, 2014, the Company entered into a Securities Purchase Agreement (the “2014 SPA”) pursuant to which it issued and sold (a) $2,080,500 (maturity value) in Senior Convertible Debentures for a subscription amount of $1,825,000, which have the same terms as the 2014 Exchange Debentures, including a stated interest rate of eight percent (8%) per year and a conversion price of $.25 per share, subject to adjustment, with a final maturity date of April 1, 2016 (the “2014 New Debentures” together with the 2014 Exchange Debentures, the “2014 Debentures”)and (b) five (5) year warrants to purchase up to 8,322,000 shares of the Company’s common stock at an exercise price of $.275 per share (110% of the conversion price), subject to adjustment (the “2014 New Warrants” together with the 2014 Exchange Warrants, the “2014 Warrants”).  Holders of the 2014 Debentures are referred to in this Annual Report on Form 10-K as the “2014 Holders”.

For additional information related to 2014 SPA and the transactions thereunder, see Note 20 in the Notes to Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K.

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

Current Directors and Executive Officers

Name	Age	Year First Elected Director	Position

Paul Galvin	51	2011	Chief Executive Officer and Director

Stevan Armstrong	65	2011	President, Chief Operating Officer and Director

J. Bryant Kirkland III	48	1998	Director

Joseph Tacopina	47	2011	Director

J. Scott Magrane	66	2011	Director

Christopher Melton	42	2011	Director

Brian Wasserman	48	2012	Chief Financial Officer and Director

Marc Bell	53	2014	Director

Frank Casano	58	2014	Director

Jennifer Strumingher	38	—	Chief Administrative Officer

J. Bryant Kirkland III has served as a director of the Company since November 1998 and served as the Company’s Vice President, Chief Financial Officer, Secretary and Treasurer of the Company from January 1998 until his resignation from those positions upon consummation of the Merger on November 4, 2011.  Mr. Kirkland has served as a Vice President of Vector (NYSE: VGR) since 2001 and became Vice President, Treasurer and Chief Financial Officer of Vector on April 1, 2006. From November 1994 to December 2005, Mr. Kirkland served in various financial capacities with New Valley Corporation.  Mr. Kirkland served as Vice President, Treasurer and Chief Financial Officer from January 1998 to December 2005. Mr. Kirkland also served as Chief Financial Officer of Ladenburg Thalmann Financial Services Inc. (NYSE MKT: LTS) from June 2001 to October 2002. Mr. Kirkland received a Bachelor of Science in Business Administration from the University of North Carolina in 1987 and a Masters of Business Administration from Barry University in December 2006. Mr. Kirkland is also a Certified Public Accountant licensed in the states of Florida, New York and North Carolina.  Mr. Kirkland’s pertinent experience, qualifications, attributes and skills include financial literacy and expertise.

Paul M. Galvin was appointed as a director and the Company’s Chief Executive Officer upon consummation of the Merger on November 4, 2011.  Mr. Galvin has served as the Chief Executive Officer of SG Building and its predecessor entity, SG LLC, since April 2009; and as a director of SG Building and its predecessor entity since January 2007. Mr. Galvin is a founder of SG LLC.  Mr. Galvin has been a managing member of TAG, an investment partnership formed for the purpose of investing in SG Building, since October 2007.  Mr. Galvin brings to SG Building over 20 years of experience developing and managing real estate including residential condominiums, luxury sales, market rate and affordable rental projects. Prior to his involvement in real estate, he founded a non-profit organization that focused on public health, housing and child survival, and where he served for over a decade in a leadership position. During that period Mr. Galvin designed, developed, and managed emergency food and shelter programs through New York City’s Human Resources Administration and other Federal and State entities. From November 2005 to June 2007, Mr. Galvin was Chief Operating Officer of Yucaipa Investments where he worked with religious institutions that needed to monetize underperforming assets. There he designed and managed systems that produced highest and best use analysis for hundreds of religious assets and used them to acquire and re-develop properties across the United States. Mr. Galvin holds a B.S. in Accounting from LeMoyne College and a Master’s Degree in Social Policy from Fordham University.  He was formerly an adjunct professor at Fordham University’s Graduate School of Welfare.  Mr. Galvin previously served for ten years on the Sisters of Charity Healthcare System Advisory Board and six years on the Board of SentiCare, Inc. In 2011, the Council of Churches of New York recognized Mr. Galvin with an Outstanding Business Leadership Award.  Mr. Galvin’s pertinent experience, qualifications, attributes and skills include managerial experience and the knowledge and experience he has attained in real estate industry.

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

Brian Wasserman, CPA, has served as the Chief Financial Officer of the Company since consummation of the Merger on November 4, 2011, pursuant to a consulting agreement, dated November 7, 2011 between the Company, BAW Holdings Corp. (“  BAW  ”) and Mr. Wasserman (the “  Wasserman Agreement  ”).  Mr. Wasserman was appointed as a director of the Company on May 23, 2012. Although Mr. Wasserman will not devote all his professional time to serving as the Chief Financial Officer of the Company, he will devote as much time as is necessary to fully and professionally perform his duties as the Company’s Chief Financial Officer.  Mr. Wasserman served as the Chief Financial Officer of SG Building pursuant to the Wasserman Agreement since June 2011. Mr. Wasserman served as Chief Executive Officer of ContinuityX Solutions, Inc. from August 16, 2012 to February 7, 2013. Mr. Wasserman has been a Partner and a Director of Forensic Services at Janover, LLC, a public accounting firm since January 2010 and the Chief Executive Officer of BAW, a financial consulting business, since September 2005. Mr. Wasserman was a founder, the Chief Financial Officer and Treasurer of Newtek Business Services, Inc. (“  Newtek  ” — NASDAQ Symbol “NEWT”) from September 1997 through July 2005. Newtek is a direct distributor of a wide range of business services and financial products to the small- and medium-sized business market under the Newtek brand. Newtek serves as a “one-stop-shop” provider of business services to the small- and medium-sized business market. From 1992 thru 1997, Mr. Wasserman was the Chief Financial Officer for a Wall Street investment banking firm, the General Partner of various investment limited partnerships and the Treasurer of Engex, Inc., a publicly traded closed end mutual fund. Mr. Wasserman is a licensed New York State Certified Public Accountant and holds a BS in Accounting from Lehigh University. From 1987 thru 1992, Mr. Wasserman worked for Coopers & Lybrand (now PricewatershouseCoopers) and earned the title of Manager. Mr. Wasserman’s pertinent experience, qualifications, attributes and skills include financial literacy expertise, managerial experience, as well as corporate finance and accounting expertise.

Marc Bell was appointed as a director of the Company on January 30, 2014. Mr. Bell has been the General Counsel and Secretary of Vector since 1994, the Vice President of Vector since January 1998 and the Senior Vice President and General Counsel of Vector Tobacco since April 2002. Since 1998, Mr. Bell has served as Vice President of New Valley Corporation, and its successor New Valley LLC. Vector is a publicly traded holding company listed on NYSE that is primarily engaged in: (a) the manufacture and sale of cigarettes in the United States through its Liggett Group LLC and Vector Tobacco Inc. subsidiaries, and (b) the real estate business through its New Valley LLC subsidiary, which is seeking to acquire additional operating companies and real estate properties. New Valley LLC owns 70.59% of Douglas Elliman Realty, LLC, which operates the largest residential brokerage company in the New York metropolitan area. Mr. Bell’s pertinent experience, qualifications, attributes and skills include legal expertise and managerial experience and the knowledge gained through his services as an officer and director or manager of various companies.

Frank Casano was appointed as a director of the Company on January 30, 2014. Mr. Casano has been the Principal and Executive Vice President of Air City International Forwarding Group, a cargo transportation entity, for the past 30 years.  Mr. Casano’s pertinent experience, qualifications, attributes and skills include managerial experience and the knowledge gained through his service as an executive of Air City International Forwarding Group.

Jennifer Strumingher was appointed as the Company’s Chief Administrative Officer upon consummation of the Merger on November 4, 2011.  Ms. Strumingher held various positions with SG Building and its predecessor entity since February 2008, and has served as the Chief Administrative Officer of SG Building since March 2010 and as a director since April 2009.  From May 2007 to February 2008, Ms. Strumingher was involved in private real estate renovations. From November 2005 to May 2007, Ms. Strumingher worked for a boutique contemporary knitwear company in brand positioning, sales and product marketing. Prior to that Ms. Strumingher was an Equity Sales Manager for PaineWebber, Inc. from July 1996 to December 2000 where she communicated and marketed PaineWebber’s equity research to a select group of Private Wealth Advisors. Additionally, Ms. Strumingher led conference calls, branch seminars and public speaking engagement to create equity positions recommended by the firm. Ms. Strumingher holds a B.S. in Management and Marketing from Binghamton University’s (State University of New York) School of Management.

Family Relationships

There are no family relationships among the Company’s existing or incoming directors or officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC").  Based solely on review of the copies of such forms furnished to us, or written representations that no Forms 5 were required, we believe that, during and with respect to the fiscal year ended December 31, 2013, all officers and directors complied with applicable Section 16(a) filing requirements.

Code of Ethics

We have adopted a Code of Ethics that applies to our two employees, our President and Chief Executive Officer and our Vice President and Chief Financial Officer.  We will provide, without charge, a copy of the Code of Ethics on the written request of any person addressed to our Chief Financial Officer at SG Blocks, Inc., 3 Columbus Circle, 16th Floor, New York NY 10019.

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

ITEM 11.        EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth all compensation awarded to, paid to or earned by the following executive officers, for each of the Company and SG Building, for the fiscal year ended December 31, 2013 and 2012: (i) individuals who served as, or acted in the capacity of, the principal executive officers of the Company and SG Building for the fiscal year ended December 31, 2013; (ii) the  two most highly compensated executive officers of the Company and SG Building, other than the principal executive officer, who were serving as executive officers at the end of the fiscal year ended December 31, 2013. No disclosure is made for any executive officer, other than the Principal Executive Officer, whose total compensation did not exceed $100,000.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)		All Other Compensation ($)		Total ($)

SG Blocks, Inc.

Paul M. Galvin	2013	212,333	—	3,770	(1(a))	—		216,103
current Chief Executive Officer (1)	2012	225,000	—	206,000	(1(b))	—		431,000

Stevan Armstrong	2013	129,250	—	3,770	(2(a))	—		133,020
current President and Chief Operating Officer(2)	2012	140,100	—	2,796	(2(b))	—		142,896

Brian Wasserman	2013	—	—	3,770		167,000	(3(a))	170,770
current Chief Financial Officer	2012	—	—	2,266		155,000	(3(b))	157,266

(1)
(a) On March 14, 2013, an option to purchase 50,000 shares of the Company’s common stock were granted to Mr. Galvin as part of compensation for serving on the Board of the Company. The amounts shown represent the aggregate grant date fair value of stock options granted to Mr. Galvin during 2013, as determined in accordance with ASC Topic 718.

(b) On January 2, 2012, an option to purchase 2,000,000 shares of the Company’s common stock were granted to Mr. Galvin as part of direct compensation. Mr. Galvin was not granted any options in connection with this service on the Board. The amounts shown represent the aggregate grant date fair value of stock options granted to Mr. Galvin during 2012, as determined in accordance with ASC Topic 718.

(2)
(a) On March 14, 2013, an option to purchase 50,000 shares of the Company’s common stock were granted to Mr. Armstrong as part of compensation for serving on the Board of the Company. The amounts shown represent the aggregate grant date fair value of stock options granted to Mr. Galvin during 2013, as determined in accordance with ASC Topic 718.

(b) On March 21, 2012 and August 7, 2012, options to purchase an aggregate of 34,286 shares of the Company’s common stock were granted to Mr. Armstrong a as compensation for serving on the Board of the Company. The number of options granted in connection with service on the Board was determined by dividing $10,000 by the Fair Market Value (as defined in the 2011 Plan) on the grant date ($0.50 and $0.35). Notwithstanding the calculation, the amounts shown represent the aggregate grant date fair value of stock options granted to Mr. Armstrong during 2012, as determined in accordance with ASC Topic 718. See discussion of the 2011 Director Options under the section titled “Compensation of Directors”.

(3)
(a) Amount reflects payments of $92,000 to BAW pursuant to the Wasserman Agreement (Mr. Wasserman is the Chief Executive Officer of BAW, a financial consulting business), and payments of $75,000 to Janover, LLC, a public accounting firm that provides various services to the Company. Mr. Wasserman is a Partner and a Director of Forensic Services at Janover, LLC.

(b) Amount reflects payments of $106,000 to BAW pursuant to the Wasserman Agreement (Mr. Wasserman is the Chief Executive Officer of BAW, a financial consulting business), and payments of $49,000 to Janover, LLC, a public accounting firm that provides various services to the Company. Mr. Wasserman is a Partner and a Director of Forensic Services at Janover, LLC.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

Prior to their expiration in October 2013, we were, through our principal operating subsidiary, SG Building, party to employment agreements with Paul Galvin, our Chief Executive Officer, Stevan Armstrong, our President and Chief Operating Officer and Jennifer Strumingher, our Chief Administrative Officer, each dated October 26, 2010 (the “SGB Employment Agreements”).  Mr. Galvin’s agreement is for a term of three (3) years with a base salary of $240,000 per year. As of June 1, 2012 Mr. Galvin’s base salary was decreased to $214,000 per year.  Mr. Armstrong’s agreement is for a term of three (3) years with a base salary of $150,000 per year. As of June 1, 2012, Mr. Armstrong’s base salary was decreased to $133,000 per year. Ms. Strumingher’s agreement is for a term of three (3) years with a base salary of $100,000 per year. As of June 1, 2012, Ms. Strumingher’s base salary was decreased to $88,000 per year. Subsequently, in March 2013, Ms. Strumingher’s base salary went back to $100,000 per year. In addition, each of the officers may be entitled to receive a discretionary bonus as determined by our Board of Directors. All of the SGB Employment Agreements expired in accordance with their terms and the Company is in the process of negotiating new agreements with Mr. Galvin and Ms. Strumingher.

It is anticipated that under the new employment arrangements, the cash compensation for: Mr Galvin will be $275,000 for the first year and $300,000 for the second year; and for Ms. Strumingher will be $138,000 for the first year and $150,000 for the second year.

Wasserman Consulting Agreement

On November 7, 2011, we entered into the Wasserman Agreement with Mr. Wasserman and BAW, which provides for certain consulting services to be provided by BAW and for Mr. Wasserman to serve as our Chief Financial Officer from November 7, 2011 until November 7, 2014, unless the Agreement is terminated for “Cause” (as defined in the Wasserman Agreement).  The Wasserman Agreement provides that BAW will be paid $10,000 per month and for Mr. Wasserman will receive options to purchase 1,000,000 shares of Company common stock at fair market value on the grant date ($0.20); one-third of which vest on the grant date, one-third vesting on November 7, 2012, and the remaining one-third vesting on November 7, 2013. As of June 1, 2012, BAW’s fee was reduced to $8,000 per month and as of November 1, 2013, BAW’s fee was reduced to $6,000 per month. The Company is in the process of negotiating a new agreement with Mr. Wasserman which will provide for cash compensation of $10,000 per month for the first year and $12,000 per month for the second year.

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

During November 2013, the Company’s board of directors approved the 2013 Stock Plan.  The 2013 Stock Plan has not been approved by the Company’s stockholders.  The 2013 Stock Plan covers up to 2,000,000 shares of common stock, and all officers, directors, employees, consultants and advisors are eligible to be granted awards under the 2013 Stock Plan. The 2013 Stock Plan is administered by the Company’s board of directors.

2013 Option Grants

On March 14, 2013, the Company granted 487,500 options to purchase common stock to executives and directors of the Company. (the “March Options”) One third of the March Options vest upon grant, the second third vests on the first anniversary of the grant date, and the remaining third vests on the second anniversary of the grant date. 150,000 of the August Options were granted under the 2011 Plan at fair market value. The remaining 337,500 of the March Options were approved by the Company’s board.

Outstanding Equity Awards at Fiscal Year End

Name	Option Vest Date(1)	Number of securities underlying unexercised options (#) unexercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date

Paul M. Galvin	11/7/2011	666,666		0.2	11/6/2021
Current Chief Executive Officer	1/2/2012	666,666		0.75	1/1/2022
	11/7/2012	666,667		0.2	11/6/2021
	1/2/2013	666,667		0.75	1/1/2022
	3/14/2013	16,667		0.43	3/13/2022
	11/7/2013	666,667		0.2	11/6/2021
	3/14/2014		16,667	0.43	3/13/2022
	1/2/2014		666,667	0.75	1/1/2022
	3/14/2015		16,666	0.43	3/13/2022

Stevan Armstrong	11/7/2011	116,666		0.2	11/6/2021
Current President and Chief Operating Officer	3/20/2012	6,666		0.5	3/19/2022
	8/7/2012	4,762		0.35	8/6/2022
	11/7/2012	116,667		0.2	11/6/2021
	3/14/2013	16,667		0.43	3/13/2022
	3/20/2013	6,667		0.5	3/19/2022
	8/7/2013	4,762		0.35	8/6/2022
	11/7/2013	116,667		0.2	11/6/2021
	3/14/2014		16,667	0.43	3/13/2022
	3/20/2014		6,667	0.5	3/19/2022
	8/7/2014		4,762	0.35	8/6/2022
	3/14/2015		16,666	0.43	3/13/2022

Brian Wasserman	11/7/2011	333,334		0.2	11/6/2021
Current Chief Financial Officer	8/7/2012	4,762		0.35	8/6/2022
	11/7/2012	333,333		0.2	11/6/2021
	3/14/2013	16,667		0.43	3/13/2022
	8/7/2013	4,762		0.35	8/6/2022
	11/7/2013	333,333		0.2	11/6/2021
	3/14/2014		16,667	0.43	3/13/2022
	8/7/2014		4,762	0.35	8/6/2022
	3/14/2015		16,666	0.43	3/13/2022

Compensation of Directors

Director Compensation Table

The table below summarizes the compensation paid by us to directors for the fiscal year ended December 31, 2013.

Name	Option Awards $ (1)		Fees Earned or Paid in Cash ($)	Total ($)

Richard J. Lampen*	3,770	(2)	—	3,770
J. Bryant Kirkland III	4,713	(2)	—	4,713
Magrane	4,713	(2)	—	4,713
Melton	4,713	(2)	—	4,713
Tacopina	3,770	(2)	—	3,770
Galvin				(3)
Armstrong				(3)
Wasserman				(3)

* Mr. Lampen resigned from our Board of Directors effective 2014.

(1)	The amounts shown represent the aggregate grant date fair value of stock options granted during 2013, as determined in accordance with ASC Topic 718.

(2)
Following the effective date of the Merger, each director who was appointed to the Board, or continued to serve on the Board, received options in lieu of an annual retainer.  On March 14, 2013, the Company’s Compensation/Stock Option Committee granted options to purchase 50,000 shares of Company common stock to Armstrong, Tacopina and Lampen, in connection with their service on the Board of Directors; and granted options to purchase 62,500 shares of Company common stock to Kirkland, Magrane and Melton, in connection with their service on the Board of Directors.  The March 14, 2013 option grants to Armstrong were made pursuant to the 2011 Plan. The March 14, 2013 option grants to Lampen, Kirkland, Magrane and Tacopina were made pursuant to board approval.

(3)	The compensation arrangements for Galvin, Armstrong and Wasserman are disclosed in the Summary Compensation Table.

We also reimburse the directors for reasonable travel expenses incurred in connection with their activities on the Company’s behalf.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number of shares of common stock beneficially owned as of  March 25, 2014 by (i) those persons or groups known to beneficially own more than 5% of Company common stock, (ii) each current director and executive officer of the Company and (iii) all executive officers and directors as a group.  The information is determined in accordance with Rule 13d-3 promulgated under the Exchange Act.  Except as indicated below, the stockholders listed possess sole voting and investment power with respect to their shares.  Except as otherwise indicated in the table below, the business address of each individual or entity is 3 Columbus Circle, 16th Floor, New York NY 10019.

Name of Beneficial Owner	Number of Shares(1)	Percent of Class(2)

5% or Greater Stockholders

Vector Group Ltd.(8)	3,508,519	8.1%
Tag Partners, LLC (4)	2,658,127	6.1%
SMA Development Group, LLC (5)	3,327,266	7.7%

Directors and Named Executive Officers

Paul Galvin(3)(4)(11)	6,691,459	15.5%
Joseph Tacopina(3)(4)(12)	2,770,985	6.4%
Stevan Armstrong(3)(5)(13)	3,740,124	8.7%
J. Scott Magrane(3)(6)(14)	550,777	1.3%
Christopher Melton(3)(7)(15)	495,978	1.1%
J. Bryant Kirkland III (8)(9)(16)	189,522	*

Brian Wasserman(3)(17)	1,257,144	2.9%

Marc Bell (8)	0	*

Frank Casano (10)	1,041,861	2.4%
Jennifer Strumingher (3)(18)	362,858	*
All executive officers and directors as a group (10 persons)	15,031,270	34.8%

*	Less than 1%.

(1)
Unless otherwise indicated, includes shares owned by a spouse, minor children and relatives sharing the same home, as well as entities owned or controlled by the named person. Also includes options and warrants to purchase shares of common stock exercisable within sixty (60) days.  Unless otherwise noted, shares are owned of record and beneficially by the named person.

(2)	Based on 43,273,093 shares of common stock outstanding on March 25, 2014.

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

(8)
J. Bryant Kirkland III, a director of the Company, serves as Vice President, Treasurer and Chief Financial Officer of Vector.  Marc Bell has been the General Counsel and Secretary of Vector since 1994 and the Vice President of Vector since January 1998. Neither Mr. Kirkland nor Mr. Bell has investment authority or voting control over the 3,508,519 shares of Common Stock owned by Vector.  The business address for Vector is 4400 Biscayne Boulevard, 10th Floor, Miami, Florida 33137.  Based upon a Schedule 13D filed on December 1, 2011 with the SEC by Vector, the other executive officers and directors of Vector are:

Howard M. Lorber	Director; President and Chief Executive Officer
Marc N. Bell	Vice President, Secretary and General Counsel
Ronald J. Bernstein	Director
Stanley S. Arkin	Director
Henry C. Beinstein	Director
Bennett S. LeBow	Director, Chairman of the Board
Jeffrey S. Podell	Director
Jean E. Sharpe	Director

(9)	Does not include shares of common stock held by Vector, as Mr. Kirkland nor Mr. Bell has no investment authority or voting control over the securities owned by Vector.

(10)
On April 24, 2013, the Company issued and sold to Mr. Casano: (a) $448,000 in 8% Original Issue Discount Senior Secured Convertible Debentures due July 1, 2014, for a subscription amount of $400,000 (the “Casano Debenture”), and (b) a common stock purchase warrant (the “Casano Warrant”) to purchase up to 1,041,861 shares of Common Stock for $0.4488 per share, subject to adjustments upon certain events.  The initial conversion price for the Casano Debenture is $0.43 per share, subject to adjustments upon certain events, as set forth in the Debenture.  If the Casano Debenture is converted and the Casano Warrant is exercised, Mr. Casano would hold 1,041,861 shares.

(11)	Includes 3,350,000 shares that Mr. Galvin has the right to acquire at within 60 days upon exercise of stock options.

(12)	Includes 89,524 shares that Mr. Tacopina has the right to acquire at within 60 days upon exercise of stock options.

(13)	Includes 389,524 shares that Mr. Armstrong has the right to acquire at within 60 days upon exercise of stock options.

(14)	Includes 111,904 shares that Mr. Magrane has the right to acquire at within 60 days upon exercise of stock options.

(15)	Includes 111,904 shares that Mr. Melton has the right to acquire at within 60 days upon exercise of stock options.

(16)	Includes 111,904 shares that Mr. Kirkland has the right to acquire at within 60 days upon exercise of stock options.
(17)	Includes 1,016,190 shares that Mr. Wasserman has the right to acquire at within 60 days upon exercise of stock options.

(18)	Includes 339,524 shares that Ms. Strumingher has the right to acquire at within 60 days upon exercise of stock options.

Equity Compensation Plan Information

On July 27, 2011, in connection with the Merger, we obtained the written consent of holders of a majority of our outstanding common stock approving the 2011 Incentive Stock Plan.  The 2011 Plan covers up to 8,000,000 shares of common stock, and is designed to enable us to offer our employees, officers, directors, consultants and advisors whose services are considered valuable an opportunity to acquire an interest in the Company, to encourage a sense of proprietorship in the Company and to stimulate the active interest of such persons in the development and financial success of the Company and its subsidiaries.  Also, during the year ended December 31, 2012, the Company’s board of directors approved the issuance of up to an additional 2,000,000 shares of the Company’s common stock in the form of restricted stock or options. These options generally have the same terms and conditions as those provided under the 2011 Plan, however, the authorization of these options is not subject to shareholder approval. The issuance of these options will be approved by the Company’s board of directors on a case-by-case basis. During November 2013, the Company’s board of directors also approved the 2013 Stock Plan. The 2013 Stock Plan covers up to 2,000,000 shares of the Company’s common stock. The 2013 Stock an is administered by the Company’s board of directors. In addition to the options granted to our Directors and Executive Officers, described in the section entitled “Executive Compensation - 2013 Option Grants”, the Company has also granted 525,000 options to employees and consultants during the period covered by this Annual Report on Form 10-K.  The aggregate number of options granted during the period covered by this Annual Report on Form 10-K is 1,012,500.

As of December 31, 2013, there were 3,928 shares of common stock remaining available for future issuance under the 2011 Plan, 1,600,000 shares of common stock available for future issuance under the 2013 Stock Plan and 66,071 available for future issuances under the board’s additional approval.

Securities Authorized for Issuance Under Equity Compensation Plans.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	7,996,072	$0.36	3,928
Equity compensation plans not approved by security holders	2,333,929	$0.34	1,666,071
Total	10,330,001		1,669,999

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

 Transactions with Vector

On March 26, 2009, the Company entered into a $50,000 revolving credit promissory note (the “Revolver”) with Vector Group Ltd. (“Vector”), a principal stockholder of the Company. On January 26, 2011, the Company and Vector entered into an amendment to the Revolver increasing the amount that the Company may borrow from $50,000 to $100,000. The loan bears interest at 11% per annum and was due on December 31, 2013. During January 2014, the Revolver was extended from December 31, 2013 to June 30, 2015. As of December 31, 2013 and 2012, the balance due to Vector amounted to $73,500. As of December 31, 2013 and 2012, accrued interest related to the Revolver amounted to $28,636 and $20,439, respectively.

Transactions with Ladenburg

During the first quarter of 2012, the Company engaged Ladenburg as its placement agent to conduct a best efforts private placement of the Company’s common stock at a valuation of $0.35 per share (the 2012 Private Placement).  In connection with the 2012 Private Placement, Ladenburg received compensation based on the following components: (a) a cash commission equal to 6% of the aggregate purchase price of the shares sold to all investors at each closing (or a lesser percentage with respect to certain investors, as agreed upon between the Ladenburg and the Company) and was issued a five-year warrant to purchase shares of Common Stock of the Company equal to nine percent (9%) of the total number of shares sold to all investors at such closing (or a lesser percentage in the event certain investors invest, as agreed upon between Ladenburg and the Company), (b) the shares of Common Stock underlying the warrants issued to the Ladenburg will have the same registration rights as the investors with respect to their shares and (c) at the initial closing, the Company reimbursed Ladenburg for its reasonable expenses incurred in connection with the offering.

On March 28, 2012, we received net proceeds of $433,608 from the 2012 Private Placement. On May 23, 2012, we received additional proceeds of $208,575 from the 2012 Private Placement.

Additionally, Vector beneficially owns approximately 8% of the Ladenburg Thalmann Financial Services, Inc., the parent company and sole owner of Ladenburg.

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

As the Company is not a “listed company” under the rules of the SEC, we are not required to have a compensation committee.  Furthermore, we do not believe it is necessary for the Board of Directors to have a separately designated lead director, because the volume of matters that came before the Board of Directors for consideration permits all directors to give sufficient time and attention to such matters to be involved in all decision making.  Notwithstanding the foregoing, we have established a Compensation/Stock Option Committee consisting of Kirkland, Magrane and Melton, which is responsible for reviewing and approving all stock option grants.

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

ITEM 14.       PRINCIPAL ACCOUNTING FEES AND SERVICES

The Audit Committee reviews and approves audit and permissible non-audit services performed by the Company’s independent registered public accounting firm, as well as the fees charged for such services.  Marcum LLP has served as the Company’s independent registered public accounting firm since November 8, 2011 and has been selected as the Company’s independent registered public accounting firm for the year ending December 31, 2014.  The appointment of Marcum LLP as our independent registered public accounting firm was approved by the Audit Committee.  In our review of non-audit service fees and our appointment of Marcum LLP as our independent accountants, the Audit Committee considered whether the provision of such services is compatible with maintaining Marcum LLP independence.  All of the services provided and fees charged by Marcum LLP were pre-approved by the Audit Committee.

Audit Fees.  The aggregate fees billed by Marcum LLP for professional services rendered were $115,500 and $103,500 for the audits of the Company’s annual financial statements for the fiscal years ended December 31, 2013 and 2012, respectively, which services included the cost of the reviews of the consolidated financial statements for the fiscal years ended December 31, 2013 and 2012, and other periodic reports for each respective year.

Audit-Related Fees.  The aggregate fees billed by Marcum LLP for professional services categorized as Audit-Related Fees rendered was $0 and $7,500 for the years ended December 31, 2013 and 2012, respectively.

Tax Fees.  There were no fees billed by Marcum LLP during the last two fiscal years for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees.  Other than the services described above, the aggregate fees billed for services rendered by Marcum LLP were $0, for each of the fiscal years ended December 31, 2013 and 2012.

ITEM 15.       EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)              INDEX TO 2013 CONSOLIDATED FINANCIAL STATEMENTS:

Our financial statements and the notes thereto, together with the report thereon of Marcum LLP dated April 15, 2014, appear beginning on page F-1 of this Annual Report.  See Index at page F-1 to Consolidated Financial Statements included in Part IV of this Annual Report.

(a)(3)              EXHIBITS

The information required by this Item is listed in the Exhibit Index of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SG BLOCKS, INC.
(Company)

By:	/s/ Paul M. Galvin	Date: April 15, 2014
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

Signature	Title	Date

/s/ Paul M. Galvin	Chief Executive Officer and Chairman of the Board	April 15, 2014
Paul M. Galvin	(Principal Executive Officer)

/s/ Brian Wasserman	Chief Financial Officer (Principal Financial Officer and	April 15, 2014
Brian Wasserman	Principal Accounting Officer) and Director

/s/ Stevan Armstrong	President, Chief Operating Officer and Director	April 15, 2014
Stevan Armstrong

/s/ J. Bryant Kirkland III	Director	April 15, 2014
J. Bryant Kirkland III

/s/ Joseph Tacopina	Director	April 15, 2014
Joseph Tacopina

/s/ J. Scott Magrane	Director	April 15, 2014
J. Scott Magrane

/s/ Christopher Melton	Director	April 15, 2014
Christopher Melton

/s/ Marc Bell	Director	April 15, 2014
Marc Bell

/s/ Frank Casano	Director	April 15, 2014
Frank Casano

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

4.7
Form of Original Issue Discount Secured Convertible Debentures issued to additional investors. Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed January 14, 2013.

4.8	Form of Common Stock Purchase Warrants issued to additional investors. Incorporated herein by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K, filed January 14, 2013.
4.9
Form of Original Issue Discount Secured Convertible Debentures issued to additional investors. Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed April 30, 2013.

4.10	Form of Common Stock Purchase Warrants issued to additional investors. Incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed April 30, 2013.
4.11+
Form of Original Issue Discount Senior Secured Convertible Debentures Due April 1, 2016, issued to investors pursuant to the Exchange Agreement, dated April 10, 2014, between the Company and such investors.

4.12+	Form of Common Stock Purchase Warrants issued to investors pursuant to the Exchange Agreement, dated April 10, 2014, between the Company and such investors.
4.13+	Form of Original Issue Discount Senior Secured Convertible Debentures issued to investors pursuant to the Securities Purchase Agreement, dated April 10, 2014, between the Company and such investors.
4.14+	Form of Common Stock Purchase Warrants issued to investors pursuant to the Securities Purchase Agreement, dated April 10, 2014, between the Company and such investors.
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

Exhibit Number	Description of Exhibits
10.9**
Collaboration and Supply Agreement, dated July 23, 2007, between SGBlocks, LLC (now known as SG Building, Inc.) and ConGlobal Industries, Inc.  Incorporated herein by reference to Exhibit 10.7 to the Current Report on Form 8-K/A as filed by SG Blocks, Inc. (fka CDSI Holdings Inc.) on January 13, 2012.

10.10
Form of Subscription/Registration Rights Agreement between the Company and each of J. Bryant Kirkland III, effective as of May 24, 2012; and Christopher Melton and Brian A. Wasserman, effective as of March 27, 2012. Incorporated herein by reference to Exhibit 10.7 to the Current Report on Form 8-K/A as filed by SG Blocks, Inc. (fka CDSI Holdings Inc.) on May 31, 2012.

10.10	Form Subsidiary Guarantee, dated December 27, 2012. Incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed January 3, 2013.
10.11	Form Security Agreement, dated December 27, 2012. Incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed January 3, 2013.
10.12
Form Securities Purchase Agreement, dated December 27, 2012 between the Company and Hillair Investments, L.P. Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed January 3, 2013.

10.13	Form of Addendum to Securities Purchase Agreement issued to additional investors. Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed April 30, 2013.
10.14	Form of Addendum to Security Agreement issued to additional investors. Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed April 30, 2013.
10.15
Form Securities Purchase Agreement, dated December 27, 2012 between the Company and Hillair Investments, L.P. Incorporated (as amended) herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed November 14, 2013.

10.16+	Form of Exchange Agreement, dated April 10, 2014, between the Company and investors party thereto.
10.17+	Form of Securities Purchase Agreement, dated April 10, 2014, between the Company and investors party thereto.
10.18+	Form of Subsidiary Guarantee, dated April 10, 2014, by SG Building Blocks, Inc. in favor of investors party to the Securities Purchase Agreement, dated April 10, 2014.
10.19+	Form of Security Agreement, dated April 10, 2014, between the Company and investors party thereto.
10.20*+	2013 Stock Plan.
21.1+	List of Subsidiaries.
31.1+	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32+	Certification by Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101.INS+	XBRL Instance Document.
101.SCH+	XBRL Taxonomy Extension Schema Document.
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB+	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Includes compensatory plan or arrangement.

**	Filed with confidential portions omitted pursuant to request for confidential treatment. The omitted portions have been separately filed with the SEC.

+	Transmitted herewith.

SG BLOCKS, INC.
AND SUBSIDIARIES

Consolidated Financial Statements

December 31, 2013 and 2012

SG BLOCKS, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Stockholders of
SG Blocks, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of SG Blocks, Inc. and Subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’deficiency and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SG Blocks, Inc. and Subsidiaries, as of December 31, 2013 and 2012, and the results of its consolidated operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Marcum LLP

Marcum LLP
New York, New York
April 15, 2014

SG BLOCKS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
December 31,	2013	2012

Assets

Current assets:
Cash and cash equivalents	$594,248	$868,067
Short-term investment	39,375	39,249
Accounts receivable, net	246,519	284,395
Costs and estimated earnings in excess of billings on uncompleted contracts	-	36,476
Inventory	34,052	48,011
Prepaid expenses and other current assets	15,493	1,405
Total current assets	929,687	1,277,603

Equipment, net	11,867	6,064
Security deposit	12,000	0
Debt issuance costs, net	44,830	103,632

Totals	$998,384	$1,387,299

Liabilities and Stockholders' Deficiency

Current liabilities:
Accounts payable and accrued expenses	$306,144	$343,080
Accrued interest, related party	28,636	20,439
Accrued interest	9,458
Related party accounts payable and accrued expenses	244,858	102,856
Related party notes payable	73,500	73,500
Convertible debentures, net of discounts of $434,308	1,802,612	-
Billings in excess of costs and estimated earnings on uncompleted contracts	24,349	69,789
Deferred revenue	379,765	201,117
Conversion option liabilities	2,873	69,502
Warrant liabilities	214,738	337,055
Total current liabilities	3,086,933	1,217,338
Convertible debentures, net of discounts of $269,387	-	685,692
Total liabilities	3,086,933	1,903,030

Commitments

Stockholders' deficiency:
Preferred stock, $0.01 par value, 5,000,000 shares authorized; 0 issued and outstanding at December 31, 2013 and 2012	-	-
Common stock, $0.01 par value, 100,000,000 shares authorized; 43,223,093 issued and outstanding at December 31, 2013, 42,198,093 issued and outstanding at December 31, 2012	432,231	421,981
Additional paid-in capital	6,679,298	6,099,635
Accumulated deficiency	(9,200,078)	(7,036,776)
Accumulated other comprehensive loss	-	(571)
Total stockholders' deficiency	(2,088,549)	(515,731)

Totals	$998,384	$1,387,299

The accompanying notes are an integral part of these consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss
For the Years Ended December 31,	2013	2012

Revenue:
SG Block sales	$3,195,764	$1,528,158
Engineering services	109,138	596,665
Project management	2,427,874	325,842
	5,732,776	2,450,665

Cost of revenue:
SG Block sales	2,550,275	1,153,450
Engineering services	27,667	499,899
Project management	2,571,277	344,389
	5,149,219	1,997,738

Gross profit	583,557	452,927

Operating expenses:
Payroll and related expenses	1,350,953	1,357,717
General and administrative expenses	932,862	880,774
Marketing and business development expense	124,496	85,428
Pre-project expenses	34,021	69,432
Total	2,442,332	2,393,351

Operating loss	(1,858,775)	(1,940,424)

Other income (expense):
Interest expense	(689,156)	(8,220)
Interest income	126	139
Change in fair value of financial instruments	358,973	80,352
Cancellation of trade liabilities and unpaid interest	25,530	102,128
Total	(304,527)	174,399

Net loss	$(2,163,302)	$(1,766,025)

Comprehensive loss
Foreign currency translation adjustment	571	(571)

Total comprehensive loss	$(2,162,731)	$(1,766,596)

Net loss per share - basic and diluted:
Basic and diluted	$(0.05)	$(0.04)

Weighted average shares outstanding:
Basic and diluted	42,327,819	41,378,216

The accompanying notes are an integral part of these consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Deficiency
For the Years Ended December 31, 2013 and 2012

			Additional		Accumulated Other
	$0.01 Par Value Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficiency	Loss	Total

Balance - December 31, 2011	39,779,506	$397,795	$4,688,417	$(5,270,751)	$-	$(184,539)

Stock issued in private offering, net of warrant liabilities in the amount of $19,130 and closing costs in the amount of $36,072	2,166,444	21,665	681,388	-	-	703,053

Stock-based compensation	-	-	508,265	-	-	508,265

Issuance of common stock issued for settlement of related party accounts payable	40,000	400	67,382	-	-	67,782

Forgiveness of related party accrued compensation costs	-	-	73,888	-	-	73,888

Issuance of common stock	212,143	2,121	72,129	-	-	74,250

Fair value of warrants issued	-	-	8,166	-	-	8,166

Foreign currency translation adjustment	-	-	-	-	(571)	(571)

Net loss	-	-	-	(1,766,025)	-	(1,766,025)

Balance - December 31, 2012	42,198,093	421,981	6,099,635	(7,036,776)	(571)	(515,731)

Stock-based compensation	-	-	421,305	-	-	421,305

Issuance of common stock for services	525,000	5,250	115,500	-	-	120,750

Issuance of common stock for services (unvested shares)	500,000	5,000	(5,000)	-	-	-

Vesting of consultant stock	-	-	45,000	-	-	45,000

Fair value of warrants issued			2,858			2,858

Foreign currency translation adjustment	-	-	-	-	571	571

Net loss	-	-	-	(2,163,302)	-	(2,163,302)

Balance - December 31, 2013	43,223,093	$432,231	$6,679,298	$(9,200,078)	$-	$(2,088,549)

The accompanying notes are an integral part of these consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
For the Years Ended December 31,	2013	2012

Cash flows from operating expenses:
Net loss	$(2,163,302)	$(1,766,025)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	2,982	2,543
Amortization of debt issuance costs	89,660	-
Accretion of discount on convertible debentures	436,947	-
Interest income on short-term investment	(126)	(139)
Change in fair value of financial instruments	(358,973)	(80,352)
Stock-based compensation	421,305	508,265
Issuance of common stock for services	165,750	-
Bad debts expense	70,960	124,415
Cancellation of trade liabilities and unpaid interest	(25,530)	(102,128)
Changes in operating assets and liabilities:
Accounts receivable	(33,084)	(265,490)
Costs and estimated earnings in excess of billings on uncompleted contracts	36,476	29,978
Inventory	13,959	(48,011)
Prepaid expenses and other current assets	(14,088)	(1,405)
Accounts payable and accrued expenses	(11,405)	(33,069)
Accrued interest, related party	8,197	8,220
Accrued interest	9,458	-
Related party accounts payable and accrued expenses	142,002	83,753
Billings in excess of costs and estimated earnings on uncompleted contracts	(45,440)	69,789
Deferred revenue	178,648	201,117
Net cash used in operating activities	(1,075,604)	(1,268,539)

Cash flows used in investing activities
Security deposit	(12,000)	-
Purchase of equipment	(8,786)	(549)
Net cash used in investing activities	(20,786)	(549)

Cash flows from financing activities:
Expenditures on debt issuance costs	(28,000)	(140,466)
Proceeds from issuances of common stock	-	74,250
Proceeds from issuance of common stock and warrants in private offering	-	642,183
Proceeds from issuance of convertible debentures	850,000	1,000,000
Net cash provided by financing activities	822,000	1,575,967

Effect of exchange rate changes in cash	571	(571)

Net increase (decrease) in cash	(273,819)	306,308

Cash and cash equivalents - beginning of year	868,067	561,759

Cash and cash equivalents - end of year	$594,248	$868,067

Supplemental disclosure of cash flow information:
Cash paid during the year/period for:
Interest	$144,893	$-

Supplemental disclosure of non-cash financing activities:
In connection with the private offering, $80,000 was paid for a prior liability which was included in accounts payable and accrued expenses.

Issuance of common stock for settlement of debt	$-	$67,782

Forgiveness of related party accrued compensation	$-	$73,888

The accompanying notes are an integral part of these consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2013 and 2012

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

During 2011, the Company formed SG Blocks Sistema De Constucao Brasileiro LTDA. (“SG Brazil”), a wholly owned subsidiary of the Company. The Company formed SG Brazil in order to actively explore opportunities in Brazil. As of December 31, 2013, SG Brazil is inactive.

The Company is a provider of code engineered cargo shipping containers modified for use in “green” construction. The Company also provides engineering and project management services related to the use of modified containers in construction.

 2.       Liquidity and Financial Condition

Through December 31, 2013, the Company has incurred an accumulated deficiency since inception of $9,200,078. At December 31, 2013, the Company had a cash balance of $594,248. At April 14, 2014, the Company had a cash balance of approximately $1,516,000.

Since the Company’s inception, it has generated revenues from SG Block sales, engineering services, and project management.

The Company expects that through the next 10 to 16 months, the capital requirements to fund the Company’s growth will consume all of the cash flows that it expects to generate from its operations, as well as from the proceeds of the issuances of senior convertible debt securities. The Company further believes that during this period, while the Company is focusing on the growth and expansion of its business, the gross profit that it expects to generate from operations will not generate sufficient funds to cover expected operating costs. Accordingly, the Company requires further external funding to sustain operations and to follow through on the execution of its business plan. There is no assurance that the Company’s plans will materialize and/or that the Company will be successful in funding estimated cash shortfalls through additional debt or equity capital and through the cash generated by the Company’s operations. Given these conditions, the Company’s ability to continue as a going concern is contingent upon it being able to secure an adequate amount of debt or equity capital to enable it to meet its cash requirements. In addition, the Company’s ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrants into established markets, the competitive environment in which the Company operates and the current capital raising environment.

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

During the year ended December 31, 2013, the Company raised $850,000 in new net funds through the issuance of convertible debentures (See Note 10). In April 2014, the Company raised $1,850,000 in net funds through the issuance of convertible debentures. The proceeds from these issuances were used to fund the Company’s operations and working capital needs.

The Company has raised additional funds during 2014 through a private placement of its convertible debentures. The additional capital would be used to fund the Company’s operations, including the costs that it expects to incur as a public company. The current level of cash and operating margins is not enough to cover the existing fixed and variable obligations of the Company, so increased revenue performance and the addition of capital through issuances of securities are critical to the Company’s success. Assuming that the Company is successful in its growth plans and development efforts, the Company believes that it will be able to raise additional funds through sales of its stock. There is no guarantee that the Company will be able to raise such additional funds on acceptable terms, if at all.

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

For the Years Ended December 31, 2013 and 2012

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

For the Years Ended December 31, 2013 and 2012

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

The Company also supplies repurposed containers to its customers. In these cases, the Company serves as a supplier to its customers for standard and made to order products that it sells at fixed prices.  Revenue from these contracts is generally recognized when the products have been delivered to the customer, accepted by the customer and collection is reasonably assured.  Revenue is recognized upon completion of the following: an order for product is received from a customer; written approval for the payment schedule is received from the customer and the corresponding required deposit or payments are received; a common carrier signs documentation accepting responsibility for the unit as agent for the customer; and the unit is delivered to the customer’s shipping point. The title and risk of loss passes to the customer at the customer’s receiving point.

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

For the Years Ended December 31, 2013 and 2012

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

The Company has a factoring agreement which provides for the Company to receive an advance of 75% of any accounts receivable that it factors. On August 13, 2012, the factoring agreement was increased for up to $1,000,000 for credit worthy retail clients. The factoring agreement also provides for discount fees ranging from 2.5% to 7.5% of the face value of any accounts receivable factored. The factoring agreement is with recourse except in an instance which the customer is insolvent. The agreement originally expired January 2013 and was automatically extended for a one year period. The agreement will continue to automatically extend for successive periods of one year unless either party formally cancels. For the years ended December 31, 2013 and 2012 there has been no activity with regard to this agreement. Under the convertible debentures agreement as described in Note 10, the Company is precluded from any borrowing under this factoring agreement.

Inventory – Raw construction materials (primarily shipping containers) are valued at the lower of costs (first-in, first-out method) or market.  Finished goods and work-in-process inventories are valued at the lower of costs or market, using the specific identification method. As of December 31, 2013 and 2012, work-in-process inventory amounted to $34,052 and $48,011, respectively.

Equipment – Equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated lives of each asset. Estimated useful lives for significant classes of assets are as follows: computer and software 3 to 5 years and equipment 5 years. Repairs and maintenance are charged to expense when incurred.

Debt issuance costs – All debt issuances are stated at cost, net of amortization. Amortization is computed over the estimated useful life of the related assets on a straight-line method. As of December 31, 2013, all debt issuance costs are amortized over 18 months.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2013 and 2012

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

For the Years Ended December 31, 2013 and 2012

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

The Company’s free standing derivatives consist of warrants to purchase common stock that were issued to a placement agent involved with the private offering memorandum as well as issuances of convertible debentures as described in Note 10 and 15 . The Company evaluated the common stock purchase warrants to assess their proper classification in the consolidated balance sheet and determined that the common stock purchase warrants feature a characteristic permitting cash settlement at the option of the holder. Accordingly, these instruments have been classified as warrant liabilities in the accompanying consolidated balance sheets as of December 31, 2013 and 2012.

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

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2013 and 2012

3.        Summary of Significant Accounting Policies (continued)

The Company uses three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities
Level 2	Quoted prices for similar assets and liabilities in active markets or inputs that are observable.
Level 3	Inputs that are unobservable (for example, cash flow modeling inputs based on assumptions).

Financial liabilities measured at fair value on a recurring basis are summarized below:

	December 31, 2013	Quoted prices in active market for identical assets (Level l)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Warrant Liabilities	$214,738	$-	$-	$214,738
Conversion Option Liabilities	$2,873	$-	$-	$2,873

	December 31, 2012	Quoted prices in active market for identical assets (Level l)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Warrant Liabilities	$337,055	$-	$-	$337,055
Conversion Option Liabilities	$69,502	$-	$-	$69,502

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

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis:

	For the year ended December 31, 2013	For the year ended December 31, 2012
Beginning balance	$406,557	$198,471
Aggregate fair value of conversion option liabilities and warrants issued	170,027	288,438
Change in fair value of conversion option liabilities and warrants	(358,973)	(80,352)
Ending balance	$217,611	$406,557

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2013 and 2012

3.         Summary of Significant Accounting Policies (continued)

The significant assumptions and valuation methods that the Company used to determine fair value and the change in fair value of the Company’s derivative financial instruments are discussed in Note 10 and 15.

The Company presented warrant and conversion option liabilities at fair value on its consolidated balance sheets, with the corresponding changes in fair value recorded in the Company’s consolidated statements of operations for the applicable reporting periods. As disclosed in Note 10 and 15, the Company computed the fair value of the warrant and conversion option liabilities at the dates of issuance and the reporting dates of December 31, 2013 and 2012 using the lattice pricing method.

The calculation of the lattice pricing model involves the use of the fair value of the Company’s common stock, estimated term, volatility, risk-free interest rates, the size of the time step and dividend yield (if applicable). The Company developed the assumptions that were used as follows: The fair value of the Company’s common stock was obtained from publicly quoted prices as well as valuation models developed by the Company. The results of the valuation were assessed for reasonableness by comparing such amount to sales of other equity and equity linked securities to unrelated parties for cash and intervening events affected in the price of the Company’s stock. The term represents the remaining contractual term of the derivative; the volatility rate was developed based on analysis of the Company’s historical stock price volatility and the historical volatility rates of several other similarly situated companies (using a number of observations that was at least equal to or exceeded the number of observations in the life of the derivative financial instrument at issue); the risk free interest rates were obtained from publicly available US Treasury yield curve rates; the dividend yield is zero because the Company has not paid dividends and does not expect to pay dividends in the foreseeable future. The size of the time step is used to determine the up ratio and down ratio probabilities applied in the lattice model and are proportional to the remaining term of the derivative instrument.

Share-based payments – The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, the fair value of the award is measured on the grant date and for non-employees, the fair value of the award is generally re-measured on interim financial reporting dates and vesting dates until the service period is complete. The fair value amount is then recognized over the period services are required to be provided in exchange for the award, usually the vesting period. The Company recognizes stock-based compensation expense on a graded-vesting basis over the requisite service period for each separately vesting tranche of each award. Stock-based compensation expense is reported within operating expenses in the consolidated statements of operations.

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

For the Years Ended December 31, 2013 and 2012

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

For the Years Ended December 31, 2013 and 2012

3.        Summary of Significant Accounting Policies (continued)

With respect to receivables, concentrations of credit risk are limited to a few customers in the construction industry.  The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers other than normal lien rights.  At December 31, 2013 and 2012, 87% and 59%, respectively, of the Company’s accounts receivable were due from two and three customers, respectively.

Revenue relating to two customers, respectively, represented approximately 57% and 74% of the Company’s total revenue for the years ended December 31, 2013 and 2012, respectively. During the year ended December 31, 2012, 19% of the Company’s total revenue was recognized by SG Brazil.

Costs of revenue relating to one vendor, who is a related party and disclosed in Note 18, represented approximately 31% and 52% of the Company’s total cost of revenue for the years ended December 31, 2013 and 2012, respectively. Cost of revenue relating to one unrelated vendor represented approximately 27% of the Company’s total cost of revenue for the year ended December 31, 2013. The Company believes it has access to alternative suppliers, with limited disruption to the business, should circumstances change with its existing suppliers.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2013 and 2012

4.        Accounts Receivable

At December 31, 2013 and 2012, the Company’s accounts receivable consisted of the following:

	2013	2012
Billed:
SG block sales	$258,287	$207,390
Engineering services	12,344	216,535
Project management	71,594	34,900
Total gross receivables	342,225	458,825
Less: allowance for doubtful accounts	(95,706)	(174,430)
Total net receivables	$246,519	$284,395

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2013 and 2012

5.        Costs and Estimated Earnings on Uncompleted Contracts

Costs and estimated earnings on uncompleted contracts consist of the following at December 31, 2013 and 2012:

	2013	2012
Costs incurred on uncompleted contracts	$228,643	$177,529
Provision for loss on uncompleted contracts	9,896	6,680
Estimated earnings (losses)	(47,932)	6,156
	190,607	190,365
Less: billings to date	(214,956)	(223,678)
	$(24,349)	$(33,313)

The above amounts are included in the accompanying balance sheets under the following captions at December 31, 2013 and 2012.

	2013	2012
Costs and estimated earnings in excess of billings on uncompleted contracts	$-	$36,476
Billings in excess of cost and estimated earnings on uncompleted contracts	(24,349)	(69,789)
	$(24,349)	$(33,313)

Although management believes it has established adequate procedures for estimating costs to complete on open contracts, it is at least reasonably possible that additional costs in excess of current estimates could be incurred on contracts prior to completion. The Company periodically evaluates and revises its estimates and makes adjustments when they are considered necessary.

As of December 31, 2013 and 2012, the Company has accrued anticipated losses on uncompleted contracts in the amount of $9,896 and $6,860, respectively. This amount is included in cost of revenue on the accompanying consolidated statements of operations and comprehensive loss and is included in accounts payable and accrued expenses on the accompanying consolidated balance sheets.

6.        Inventory

At December 31, 2013 and 2012, the Company’s inventory consisted of the following:

	2013	2012
Contract building	$34,052	$48,011
	$34,052	$48,011

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2013 and 2012

7.        Equipment

At December 31, 2013 and 2012, the Company’s equipment consisted of the following:

	2013	2012
Computer equipment and software	$20,324	$11,774
Furniture and other equipment	2,391	2,155
	22,715	13,929
Less: accumulated depreciation	(10,848)	(7,865)
	$11,867	$6,064

Depreciation expense for the years ended December 31, 2013 and 2012 amounted to $2,982, and $2,543, respectively.

8.        Debt Issuance Costs

Debt issuance costs consisted of the following at December 31, 2013 and 2012:

	2013	2012
Financial advisor fee	$108,000	$80,000
Legal fees	15,466	15,466
Fair value of warrants issued (as disclosed in Note 15 )	11,024	8,166
	134,490	103,632
Less: accumulated amortization	(89,660)	-
	$44,830	$103,632

Amortization expense of debt issuance costs for the year ended December 31, 2013 amounted to $89,660, and is included in interest expense on the accompanying consolidated statements of operations. There was no amortization expense of debt issuance costs as of December 31, 2012, as the transaction was completed on December 27, 2012. Future estimated amortization expense of deferred loan costs as of December 31, 2013 is as follows:

For the year ending December 31,
2014	$44,830
Total	$44,830

9.        Related Party Notes Payable

On March 26, 2009, the Company entered into a $50,000 revolving credit promissory note (the “Revolver”) with Vector Group Ltd. (“Vector”), a principal stockholder of the Company. On January 26, 2011, the Company and Vector entered into an amendment to the Revolver increasing the amount that the Company may borrow from $50,000 to $100,000. The loan bears interest at 11% per annum and was due on December 31, 2013. During January 2014, the Revolver was extended from December 31, 2013 to June 30, 2015. As of December 31, 2013 and 2012, the balance due to Vector amounted to $73,500. As of December 31, 2013 and 2012, accrued interest related to the Revolver amounted to $28,636 and $20,439, respectively, and is included in accrued interest, related party on the accompanying consolidated balance sheets.

Interest expense for other related party notes payable amounted to $8,197 and $8,220 for the years ended December 31, 2013 and 2012, respectively.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2013 and 2012

10.      Convertible Debentures

On December 27, 2012, the Company entered a Securities Purchase Agreement (“Securities Purchase Agreement”) with Hillair Capital Investments L.P. (“Hillair), whereby the Company issued and sold to Hillair: (i) $1,120,000 in 8% Original Discount Senior Secured Convertible Debentures due July 1, 2014, for $1,000,000 (“Debenture”), and (ii) a Common Stock purchase warrant to purchase up to 2,604,651 shares of the Company’s Common Stock with a fair value of $199,806 at issuance, which has been recorded as a discount to the debenture. (As disclosed in Note 15) The Company recorded a discount of $120,000, which is being amortized over the term of the debenture, using the effective interest method. At the date of issuance the fair value of the conversion option liability was determined to be $69,502, which has been recorded as a discount to the debenture. At any time after December 28, 2012, until the Debenture is no longer outstanding, the Debenture shall be convertible, in whole or in part, into shares of Common Stock at the option of Hillair, subject to certain conversion limitations set forth in the Debenture. The initial conversion price for the Debenture is $0.43 per share, subject to adjustments upon certain events, as set forth in the Debenture. The Company shall pay interest on the aggregate unconverted and then outstanding principal amount of the Debenture at 8% per annum, payable quarterly on January 1, April 1, July 1 and October 1, beginning on July 1, 2013. Interest is payable in cash or at the Company’s option in shares of Common Stock, provided certain conditions are met, based on a share value equal to the lesser of (a) $0.43 per share, subject to adjustments upon certain events, and (b) 90% of the average of the volume weighted average price for 20 consecutive trading days prior to the applicable interest payment date, provided that the price shall be equal to at least a $0.01 discount to the volume weighted average price for the trading day that is immediately prior to the applicable interest payment date. Merriman Capital, Inc. (“Merriman”) acted as financial advisor to the Company in connection with the transaction and received a fee consisting of $80,000 and warrants to purchase up to 104,186 shares of the Company’s Common Stock. (As disclosed in Note 15) In connection with the issuance of the Debenture, the Company also paid Hillair $45,000 for due diligence which has been recorded as a discount to the debenture, and will be amortized over the term of the debenture, using the effective interest method. In addition, the Company incurred $15,466 in legal fees which are included in debt issuance costs in the accompanying consolidated balance sheet at December 31, 2012. As of December 31, 2013 and 2012, the discount related to the Debenture amounted to $144,769 and $434,308, respectively.

On January 8, 2013 and January 9, 2013, the Company issued and sold to Next View Capital LP (“Next View”) and another investor (“Another Investor”) an aggregate of (i) $392,000 in 8% Original Discount Senior Secured Convertible Debentures due July 1, 2014, for $350,000 (“January 2013 Debentures”), and (ii) Common Stock purchase warrants to purchase up to 911,628 shares of the Company’s Common Stock with a fair value of $69,933 at issuance, which has been recorded as a discount to the January 2013 Debentures. (As disclosed in Note 15). The Company recorded a discount of $42,000, which will be amortized over the term of the debenture, using the effective interest method. At the date of issuance the fair value of the conversion option liability was determined to be $24,322, which has been recorded as a discount to the debenture. Except for the date of issuance, these debentures and warrants have the same terms and conditions as the debenture and warrant issued to Hillair as described above. Also, the conversion price for the January 2013 Debentures was adjusted to $0.23 per share. Merriman acted as financial advisor to the Company in connection with this transaction and received a fee consisting of $28,000 and warrants to purchase up to 36,466 shares of the Company’s Common Stock. (As disclosed in Note 15) As of December 31, 2013, the discount related to the January 2013 Debentures amounted to $145,418.

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

In April 2013, the Company issued and sold to Frank Casano (“Casano”) and Scott Masterson (“Masterson”) an aggregate of (i) $560,000 in 8% Original Discount Senior Secured Convertible Debentures due October 15, 2014, for $500,000 (“April 2013 Debentures”), and (ii) Common Stock purchase warrants to purchase up to 1,302,326 shares of the Company’s Common Stock with a fair value of $60,801 at issuance, which has been recorded as a discount to the April 2013 Debentures. (As disclosed in Note 15). The Company recorded a discount of $60,000, which will be amortized over the term of the debenture, using the effective interest method. At the date of issuance the fair value of the conversion option liability was determined to be $14,971, which has been recorded as a discount to the debenture. Except for the date of issuance, these debentures and warrants have the same terms and conditions as the debenture and warrant issued to Hillair as described above. As of December 31, 2013, the discount related to the April 2013 Debentures amounted to $79,200.

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

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2013 and 2012

10.      Convertible Debentures (continued)

A summary of the Company’s convertible debentures as of December 31, 2013 is as follows:

Hillair Debentures, net of $144,769 discount	$975,231
January 2013 Debentures, net of $45,418 discount	346,581
April 2013 Debentures, net of $79,200 discount	480,800

Total current portion of debt	1,802,612

For the years ended December 31, 2013, interest expense on the convertible debentures amounted to $154,351 and is included on the accompanying consolidated statements of operations. For year ended December 31, 2013 total amortization relating to the discount amounted to $436,947, and is included in interest expense on the accompanying consolidated statements of operations. There was no amortization expense of convertible debentures as of December 31, 2012, as the transaction was completed on December 27, 2012.

The Company bifurcated the conversion option from its debt host. The fair value of the conversion option liabilities were determined to be $108,795 at the date of issuance, utilizing the lattice method. Consequently, the Company recorded a discount of $108,795 on the debentures, which will be amortized over the term of the debenture, using the effective interest method. The fair value of the conversion option liabilities as of December 31, 2013 was $2,873. The significant assumptions which the Company used to measure the fair value at the date of issuance and December 31, 2013 of the conversion option liability are as follows:

	Date of Issuance	December 31, 2013
Stock price	$0.24-0.30	$0.21
Term	1.25 to 1.5 years	0.25 to 0.79 years
Volatility	50%	50%
Risk-free interest rate	0.14-0.21%	0.10%
Exercise price	$0.43	$0.43
Delta	0.02-0.03	0.00-0.01
Up Ratio	1.072-1.079	1.032-1.057
Down Ratio	0.921-0.928	0.865-0.968
Up transition probability	0.500	0.500

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

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2013 and 2012

11.      Income Taxes

The Company’s benefit for income taxes consists of the following for the year ended December 31, 2013 and 2012:

	2013	2012
Deferred:
Federal	$(692,787)	$(535,089)
State and local	(389,582)	(406,952)
Total deferred	(1,082,369)	(942,041)

Total benefit for income taxes	(1,082,369)	(942,041)
Less: valuation reserve	1,082,369	942,041
Income Tax provision	$-	$-

A reconciliation of the federal statutory rate of 0% for the year ended December 31, 2013 and 2012 to the effective rate for income from operations before income taxes is as follows:

	2013	2012

Benefit for income taxes at federal statutory rate	34.0%	34.0%
State and local income taxes, net of federal benefit	9.6	10.6
Differences attributable to change in state business apportionment	(1.9)	7.0
Change in fair value of derivative liabilities	7.3	2.0
Other	1.3	(0.3)
Less valuation allowance	(50.3)	(53.3)
Effective income tax rate	0.0%	0.0%

During 2013, the Company adjusted its estimate of business apportionment, thus decreasing its effective state and local tax rate from 10.6% to 9.6%. The decrease is primarily due to allocation of business receipts from New York State and New York City.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2013 and 2012

11.      Income Taxes (continued)

The tax effects of these temporary differences along with the net operating losses, net of an allowance for credits, have been recognized as deferred tax assets at December 31, 2013 and 2012 as follows:

	2013	2012
Net operating loss carryforward	$2,294,888	$1,443,296
Bad debt reserve	121,792	75,163
Employee stock compensation	510,816	334,393
Accrued losses on uncompleted jobs	4,318	-
Depreciation	419	(370)
Related party expenses	2,618	-
Total deferred tax asset	2,934,851	1,852,482
Less valuation allowance	(2,934,851)	(1,852,482)

Net deferred tax asset	$-	$-

The Company establishes a valuation allowance, if based on the weight of available evidence, it is more likely than not that some portion or all of the deferred assets will not be realized. The valuation allowance increased $1,082,369 and $942,041 during 2013 and 2012, respectively, offsetting the increase in the deferred tax asset attributable to the net operating loss and reserves.

As of December 31, 2013, the Company has a net operating loss carry forward of approximately $5,260,000 for Federal tax purposes.  The net operating loss expires through 2032.

The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expenses. As of December 31, 2013, the Company has no unrecognized tax positions, including interest and penalties. The tax years 2010-2012 are still open to examination by the major tax jurisdictions in which the Company operates. The Company files returns in the United States Federal tax jurisdiction and various other state jurisdictions.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2013 and 2012

12.      Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of the common shares issuable upon the exercise of stock options and warrants. Potentially dilutive common shares are excluded from the calculation if their effect is antidilutive. At December 31, 2013 basic and diluted common shares outstanding exclude 500,000 common shares that are held in escrow and subject to forfeiture. At December 31, 2013, there were options and warrants to purchase 10,330,001 and 6,119,864 shares of common stock, respectively, outstanding which could potentially dilute future net income (loss) per share. At December 31, 2013 the Company also has outstanding convertible debt which is initially convertible into 4,818,605 shares of common stock, which could potentially dilute future net income (loss) per share. The number of shares the convertible debt could be converted into could potentially increase under certain circumstances related to the market price of the Company’s common stock at the time of conversion. At December 31, 2012, there were options and warrants to purchase 9,317,501 and 3,869,444 shares of common stock, respectively, outstanding which could potentially dilute future net income (loss) per share. At December 31, 2012 the Company also had outstanding convertible debt which was initially convertible into 4,320,000 shares of common stock, which could potentially dilute future net income (loss) per share.

Basic and diluted net loss per share was calculated for the years ending December 31, 2013 and 2012 as follows:

	2013	2012
Net loss	$(2,163,302)	$(1,766,025)

Weighted average shares outstanding - basic	42,327,819	41,378,216
Dilutive effect of stock options and warrants	-	-
Weighted average shares outstanding - diluted	42,327,819	41,378,216

Net loss per share - basic and diluted	$(0.05)	$(0.04)

13.     Construction Backlog

The following represents the backlog of signed engineering and project management contracts in existence at December 31, 2013 and 2012:

	2013	2012
Balance - January 1	$1,405,803	$18,419
New contracts and change orders during the period	1,180,802	2,309,891
	2,586,605	2,328,310
Less: contract revenue earned during the period	(2,537,012)	(922,507)
	49,593	1,405,803
Contracts signed but not started	-	-
Balance - December 31	$49,593	$1,405,803

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2013 and 2012

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

Issuance of common stock for services – On October 1, 2013, the Company issued 1,000,000 shares of Common Stock for services provided by a consultant. These shares were deemed to have a fair market value of $220,000. 500,000 of the shares vested immediately and 500,000 shares vest on May 1, 2014. As of December 31, 2013, the Company recognized professional fees in the amount of $160,000 related to the shares issued to the consultant. On November 8, 2013, the Company issued 25,000 shares of Common Stock for services provided by a consultant. These shares were deemed to have a fair market value of $5,750.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2013 and 2012

15.      Warrants

In conjunction with a private placement in October 2010 (the “2010 Private Placement”), the Company issued warrants to Ladenburg, the placement agent for the 2010 Private Placement.  The warrants entitle Ladenburg to purchase up to a total of 1,044,584 shares of Common Stock for $0.25 per share.  The warrants expire October 28, 2015.  The warrants are exercisable, at the option of the holder, at any time prior to their expiration. The fair value of warrants issued to placement agents was calculated utilizing the lattice method.  The warrants issued to Ladenburg contain provisions that make them redeemable for cash by the holder of the warrant under certain circumstances that are not within the control of the Company. Accordingly, the fair market value of the warrants as of the date of issuance has been classified as liabilities. The fair value of the 2010 Private Placement warrants as of December 31, 2013 and 2012 was $41,078 and $125,350, respectively.

In conjunction with a private placement in 2012 (the “2012 Private Placement”), the Company issued warrants to Ladenburg in March 2012. The warrants entitle Ladenburg to purchase up to a total of 86,323 shares of common stock for $0.35 per share and expire March 27, 2017. The Company also issued warrants to Ladenburg in May 2012 in connection with the additional 702,872 shares of common stock issued in the 2012 Private Placement. These warrants entitle Ladenburg to purchase 29,700 shares of common stock at $0.35 per share and expire May 22, 2017. These warrants are exercisable, at the option of the holder, at any time prior to their expiration. The fair value of warrants issued to placement agents were calculated utilizing the lattice method.  The warrants issued to Ladenburg contain provisions that make them redeemable for cash by the holder of the warrant under certain circumstances that are not within the control of the Company.  Accordingly, the fair market value of the warrants as of the date of issuance has been classified as liabilities. The fair value of the 2012 Private Placements warrants as of December 31, 2013 and 2012 was $4,050 and $11,899, respectively.

As part of the issuance of convertible debentures to Hillair as disclosed in Note 10, the Company issued warrants to Hillair. The warrants entitle Hillair to purchase up to 2,604,651 shares of Common Stock for $0.4488, subject to adjustments upon certain events. The warrants may be exercised at any time on or after June 27, 2013 and expire on June 27, 2018. The fair value of warrants issued to Hillair was calculated utilizing the lattice method. The warrants issued to Hillair contain provisions that make them redeemable for cash by the holder of the warrant under certain circumstances that are not within the control of the Company. Accordingly, the fair market value of the warrants as of the date of issuance has been classified as liabilities and has been included as a debt discount of the convertible debentures described in Note 10. The fair value of the Hillair warrants as of December 31, 2013 and 2012 was $89,940 and $199,806, respectively.

In connection, with the issuance of convertible debentures to Hillair, the Company issued warrants to Merriman. The warrants entitle Merriman to purchase up to 52,093 shares of Common Stock for $0.4488 and 52,093 shares of Common Stock at $0.43 per share. The fair market value of the warrants as of the date of issuance has been classified as equity and is recorded in deferred loan costs on the accompanying consolidated balance sheets. The fair value of the Merriman warrants as of the date of issuance was $8,166.

As part of the issuance of convertible debentures to Next View and Another Investor as disclosed in Note 10, the Company issued warrants to Next View and Another Investor. The warrants entitle Next View and Another Investor to purchase up to 651,163 and 260,465, respectively, shares of Common Stock for $0.4488 per share, subject to adjustments upon certain events. As of December 31, 2013, the exercise price of these warrants was adjusted to $0.23. The warrants issued to Next View and Another Investor contain substantially all of the same terms as the warrants issued to Hillair. The fair market value of the warrants as of the date of issuance has been classified as liabilities and has been included as a debt discount of the convertible debentures described in Note 10. The fair value of the Next View and Another Investor warrants as of December 31, 2013 was $31,479.

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

As part of the issuance of convertible debentures to Casano and Masterson as disclosed in Note 10, the Company issued warrants to Casano and Masteson. The warrants entitle Casano and Masterson to purchase up to 1,041,861 and 260,465, respectively, shares of Common Stock for $0.4488 per share, subject to adjustments upon certain events. The warrants issued to Casano and Masterson contain substantially all of the same terms as the warrants issued to Hillair. The fair market value of the warrants as of the date of issuance has been classified as liabilities and has been included as a debt discount of the convertible debentures described in Note 10. The fair value of the Next View and Another Investor warrants as of December 31, 2013 was $48,191.

The change in fair value of the warrants of $253,051 and $80,352 is included in the accompanying consolidated statement of operations for the years ended December 31, 2013 and 2012, respectively.

The significant assumptions which the Company used to measure the fair value of warrants at December 31, 2013 and 2012 is as follows:

	2013	2012
Stock price	$0.21	$0.30
Term	1.83-4.79 Years	2.84-5 Years
Volatility	50%	50%
Risk-free interest rate	0.38-1.75%	0.36-0.72%
Exercise prices	$0.25-0.4488	$0.25-0.4488
Dividend yield	0.00%	0.00%
Delta	0.03-0.08	0.08
Up ratio	1.087-1.137	1.144
Down ratio	0.861-0.913	0.857
Up transition probability	0.500	0.500

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2013 and 2012

16.      Stock Options and Grants

2011 Plan – On July 27, 2011, in connection with the Merger, the Company obtained the written consent of holders of a majority of its outstanding common stock approving the 2011 Incentive Stock Plan (the “2011 Plan”). The 2011 Plan covers up to 8,000,000 shares of common stock, and all officers, directors, employees, consultants and advisors are eligible to be granted awards under the 2011 Plan. An incentive stock option may be granted under the 2011 Plan only to a person who, at the time of the grant, is an employee of the Company or its subsidiaries. The 2011 Plan expires on July 26, 2021, and is administered by the Company’s Board. As of December 31, 2013, there were 3,928 shares of common stock available for issuance under the 2011 Plan.

During the year ended December 31, 2012, the Company’s board of directors approved the issuance of up to an additional 2,000,000 shares of the Company’s Common Stock in the form of restricted stock or options. These options generally have the same terms and conditions as those provided under the 2011 Plan, however, the authorization of these options is not subject to shareholder approval. The issuance of these options will be approved by the Company’s board of directors on a case-by-case basis.  As of December 31, 2013, there were 66,071 shares of common stock available for issuance under this approval.

During November 2013, the Company’s board of directors approved the issuance of up to 2,000,000 shares of the Company’s Common Stock in the form of restricted stock of options (“2013 Stock Plan”). The options granted under the 2013 Stock Plan have generally the same terms and conditions as those provided under the 2011 Plan. The Stock Plan is administered by the Company’s board of directors. As of December 31, 2013, there were 1,600,000 shares of common stock available for issuance under the 2013 Stock Plan.

A summary of stock option activity and changes during the years ended December 31, 2013 and 2012 are presented below:

	Shares	Weighted Average Fair Value Per Share	Weighted Average Exercise Price Per Share	Weighted Average Remaining Terms (in years)	Aggregate Intrinsic Value
Outstanding – January 1, 2012	5,407,500	$0.09	$0.20	9.86	966,250
Granted	3,910,001	0.14	0.57
Exercised	-	-	-
Cancelled	-	-	-
Outstanding – December 31, 2012	9,317,501	$0.11	$0.36	9.03	$539,650
Granted	1,012,500	0.09	0.41
Exercised	-	-	-
Cancelled	-	-	-
Outstanding – December 31, 2013	10,330,001	$0.10	$0.36	8.16	$109,050
Exercisable – December 31, 2012	4,973,333	$0.11	$0.30	8.97	$39,600
Exercisable – December 31, 2013	8,416,668	$0.10	$0.32	8.05	$107,517

For the year ended December 31, 2013 and 2012, the Company recognized stock-based compensation expense of $421,305 and $508,265, respectively, which is included in payroll and related expenses in the accompanying consolidated statements of operations.

As of December 31 2013, there was $100,569 of total unrecognized compensation costs related to non-vested stock options, which will be expensed over a weighted average period of 0.65 years. The intrinsic value is calculated as the difference between the fair value of the stock price at year end and the exercise price of each of the outstanding stock options. The fair value of the stock price at December 31, 2013 and December 31, 2012 was $0.21 per share and $0.30 per share, respectively, as determined by using a weighted value between the income approach method and the weighted average bulletin board price.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2013 and 2012

16.      Stock Options and Grants (continued)

During 2011, the Company executed a two year consulting agreement with a consultant, to act as a Senior Advisor of the Company. In consideration for the services to be performed under the agreement, the Company shall on the last business day of each month during the term, grant the consultant an option to purchase 10,000 shares of the Company’s common stock with an exercise price equal to fair market value. One-third of the options vest upon the grant date, the second third vests on the first anniversary date of the grant date, and the remaining third vests on the second anniversary of the grant date. During the year ended December 31, 2013, the consultant was granted options to purchase 100,000 shares of the Company’s common stock with exercise prices ranging from $0.16 to $0.32 per share. These options were not granted under the 2011 Plan or the 2013 Stock Plan. The fair value of these options upon issuance amounted to $15,083.

On January 2, 2012, the Chief Executive Officer of the Company was granted an option to purchase 2,000,000 shares of the Company’s Common Stock with an exercise price of $0.75. One-third of the options vest upon the grant date, the second third vests on the first anniversary date of the grant date, and the remaining third vests on the second anniversary of the grant date. The fair value of these options upon issuance amounted to $206,500.

On March 20, 2012, three employees of the Company were granted options to purchase a total of 215,000 shares of the Company’s Common Stock with an exercise price of $0.50. One-third of the options vest upon the grant date, the second third vests on the first anniversary date of the grant date, and the remaining third vests on the second anniversary of the grant date. The fair value of these options upon issuance amounted to $30,143.

On March 21, 2012, seven employees and directors of the Company were granted options to purchase 155,000 shares of the Company’s Common Stock with an exercise price of $0.50. One-third of the options vest upon the grant date, the second third vests on the first anniversary date of the grant date, and the remaining third vests on the second anniversary of the grant date. The fair value of these options upon issuance amounted to $21,669.

On June 20, 2012, four consultants of the Company were granted options to purchase 195,000 shares of the Company’s Common Stock with an exercise price of $0.28.  These options were granted separate and apart from the 2011 Plan and were not granted from the shares available under the Company’s 2011 Plan.  One-third of the options vest upon the grant date, the second third vests on December 20, 2012 and the remaining third vests on June 20, 2013. The fair value of these options upon issuance amounted to $34,632.

On August 7, 2012, eight executives and directors of the Company were granted options to purchase 125,001 shares of the Company’s Common Stock with an exercise price of $0.35. One-third of the options vest upon the grant date, the second third vests on the first anniversary date of the grant date, and the remaining third vests on the second anniversary of the grant date. The fair value of these options upon issuance amounted to $17,559.

On August 10, 2012, two consultants of the Company were granted options to purchase 1,100,000 shares of the Company’s Common Stock with an exercise price of $0.35. One-third of the options vest upon the grant date, the second third vests on the first anniversary date of the grant date, and the remaining third vests on the second anniversary of the grant date. The fair value of these options upon issuance amounted to $225,610.

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

On November 8, 2013, two consultants of the Company were granted options to purchase 400,000 shares of the Company’s Common Stock with an exercise price of $0.43 per share. These shares were granted under the 2013 Stock Plan. One-third of the options vest upon the grant date, the second third vests on the first anniversary date of the grant date, and the remaining third vests on the second anniversary of the grant date. The fair value of these options upon issuance amounted to $37,600.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2013 and 2012

16.      Stock Options and Grants (continued)

The fair value of the stock-based option awards granted during the years ended December 31, 2013 and 2012 were estimated at the date of grant using the Black-Scholes option valuation model with the following assumptions:

	2013	2012
Expected dividend yield	0.00%	0.00%
Expected stock volatility	50%	50%
Risk-free interest rate	0.88 – 3.04%	0.59 – 1.22%
Expected life	5.25-10 years	5.25-10 years

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

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2013 and 2012

17.      Commitments

Operating lease – The Company leases office space in New York City to conduct its business. The Company’s previous lease began in October 2011 and was terminated as of September 30, 2013.  As of December 31, 2013, the Company owes $25,000 to the former lessor which will be settled with the issuance of 83,334 shares of the company’s common stock. Non-contingent rent increases were being amortized over the life of the lease on a straight line basis. As of the date of termination, the reversal of the accrued rent increases resulted in a decrease of rent expense. The Company’s current lease began on October 1, 2013 and expires December 31, 2014. The rental expense charged to operations for the year ended December 31, 2013 and 2012 amounted to $51,483 (net of approximately $43,000 in reversal of accrued rent upon termination of lease) and $112,867, respectively. Future minimum rental payments on this lease are as follows for the years ending December 31,:

2014	$72,000
$72,000

18.      Related Party Transactions

ConGlobal Industries, Inc. is a minority stockholder of the Company and provides containers and labor on domestic projects.  The Company recognized Cost of Goods Sold of $1,595,468 and $1,044,354, for services ConGlobal Industries, Inc. rendered during the years ended December, 31, 2013 and 2012, respectively. As of December 31, 2013 and 2012, $176,929 and $62,844, respectively, of such expenses are included in related party accounts payable and accrued expenses in the accompanying consolidated balance sheets.

The Lawrence Group is a minority stockholder of the Company and is a building design, development and project delivery firm. The Company recognized Cost of Goods Sold of $52,966 and $62,276, for services The Lawrence Group rendered during the years ended December 31, 2013 and 2012. For the years ended December 31, 2013 and 2012, $27,629 and $37,233, respectively, of pre-project expenses were included in related party accounts payable and accrued expenses in the accompanying consolidated balance sheet.

An affiliated accounting firm of the Company’s Chief Financial Officer provides accounting and consulting services to the Company. The Company recognized General and Administrative expenses in the amount of $80,050 and $80,000 for the years ended December 31, 2013 and 2012, respectively. As of December 31, 2013, $36,050 of such expenses are included in related party accounts payable and accrued expenses on the accompanying consolidated balance sheet.

The Company has accrued certain reimbursable expenses of owners of the Company. Such expenses amounted to $2,779 for the years ended December 31, 2012, and are included in related party accounts payable and accrued expenses in the accompanying consolidated balance sheets.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2013 and 2012

19.      Cancellation of Trade Liabilities and Unpaid Interest

For the years ended December 31, 2012, the Company recognized debt forgiveness income of $102,128, as shown on the accompanying statements of operations, which represents forgiveness of trade accounts payable resulting from settlement agreements with vendors.

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

In February 2014 a former director of the Company exercised options to purchase 50,000 shares of the Company’s Common Stock at $0.20 per share.

On April 10, 2014, the Company entered into an Exchange Agreement (the “Exchange Agreement”) with certain of the holders of its existing Senior Convertible Debentures (the "Existing Debentures").  In this exchange transaction, Existing Debentures with a stated maturity value of $1,680,000 have been surrendered in exchange for (i) new Senior Convertible Debentures with a stated interest rate of eight percent (8%) per year, a stated maturity value of $1,915,200, a conversion price of $.25 per share, subject to adjustment, with a final maturity date of April 1, 2016 (the “2014 Exchange Debentures”), and (ii) a five (5) year Common Stock purchase warrant to purchase up to 7,660,830 shares of the Company’s common stock at an exercise price of $0.275 (110% of the conversion price), subject to adjustment. Existing Debentures with a maturity value of $392,000 will be paid in accordance with the original terms.

On April 10, 2014, the Company entered into a Securities Purchase Agreement (the “2014 SPA”) pursuant to which it issued and sold (i) $2,080,500 in 8% Original Discount Senior Secured Convertible Debentures, for $1,825,000 (“April Debenture”), with a conversion price of $0.25, subject to adjustment, with a final maturity date of April 1, 2016 (the “2014 New Debentures” together with the 2014 Exchange Debentures, the “2014 Debentures”), and (ii) a five (5) year Common Stock purchase warrant to purchase up to 8,322,000 shares of the Company’s common stock at an exercise price of $0.275 (110% of the conversion Price), subject to adjustment. The initial conversion price for the April Debenture is $0.25 per share, subject to adjustments upon certain events, as set forth in the April Debenture.

The Exchange Agreement and the 2014 SPA trigger anti-dilution adjustments to the warrants issued on the Existing Debentures based on a $.25 per share conversion price (adjusted from the original stated conversion price of $.43 per share), which reduces the exercise price to $.25 per share and increases the number of shares issuable upon the exercise of these warrants from 4,818,605 to 8,288,000 shares.

At any time after April 10, 2014, (the “Original Issue Date”) until the 2014 Debentures are no longer outstanding, the 2014 Debentures shall be convertible, in whole or in part, into shares of Common Stock at the option of the holders of the 2014 Debentures, subject to certain conversion limitations set forth in the 2014 Debentures.  The initial conversion price for the 2014 Debentures is $.25 per share, subject to adjustments upon certain events, as set forth in the 2014 Debentures.  The Company shall pay interest on the aggregate unconverted and then outstanding principal amount of the 2014 Debentures at the rate of 8% per annum, payable quarterly on January 1, April 1, July 1 and October 1, beginning on October  1, 2014.  Interest is payable in cash or at the Company’s option in shares of Common Stock, provided certain terms and conditions are met as more fully described in the 2014 Debentures.  On each of October 1, 2015 and January 1, 2016, the Company is obligated to redeem an amount equal to $998,925 and on April 1, 2016, an amount equal to $1,997,850, plus accrued but unpaid interest, liquidated damages and any other amounts then owing in respect of the 2014 Debentures (as to each of the forgoing periodic redemptions, each a “Periodic Redemption Amount”).  In lieu of a cash redemption and subject to the Company meeting certain equity conditions described in the 2014 Debentures, the Company may elect to pay the Periodic Redemption Amount in shares on the terms set forth in the 2014 Debentures.

Upon any Event of Default (as defined in the Debenture), the outstanding principal amount of the Debenture, plus liquidated damages, interest, a premium of 30% and other amounts owing in respect thereof through the date of acceleration, shall become, at the 2014 Holders’ election, immediately due and payable in cash.  Commencing five days after the occurrence of any Event of Default, the interest rate on the Debenture shall accrue at an interest rate equal to the lesser of 18% per annum or the maximum rate permitted under applicable law. The 20014 Debentures contain anti-dilution protective provisions as described therein. The Company is subject to compliance with certain covenants under the 2014 Debentures as set forth therein.

The 2014 Warrants may be exercised at any time on or after April 10, 2014 and on or prior to the close of business on April 10, 2019, at an exercise price of $.275 per share, subject to adjustment upon certain events.  The 2014 Warrants contain anti-dilution protective provisions and limitations on exercise as described therein.

To secure the Company’s obligations under the 2014 Debentures, SG Building entered into a Subsidiary Guarantee, dated as of April 10, 2014 (the “Guarantee”), pursuant to which it unconditionally and irrevocably guaranteed the prompt and complete payment and performance when due of the obligations arising from the 2014 Debentures. The Company and SG Building have each granted the 2014 Holders a security interest in their assets to secure the payment, performance and discharge in full of all of the Company’s obligations under the 2014 Debentures and the guarantor’s obligations under the Guarantee, in accordance with that certain Security Agreement, dated as of April 10, 2014.