Form 10-Q
period 2014-03-31
SG BLOCKS, INC.
filed 2014-05-15
CIK 1023994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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
Yes ☐ No ☒

As of May 10, 2014, there were 43,273,093 shares of the registrant’s common stock, $0.01 par value, outstanding.

SG BLOCKS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SG BLOCKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31,
	(Unaudited)	2013
Assets

Current assets:
Cash and cash equivalents	$76,673	$594,248
Short-term investment	39,383	39,375
Accounts receivable, net	238,631	246,519
Inventory	28,450	34,052
Prepaid expenses and other current assets	13,717	15,493
Total current assets	396,854	929,687

Equipment, net	11,587	11,867
Security deposit	12,000	12,000
Debt issuance costs, net	42,415	44,830

Totals	$462,856	$998,384

Liabilities and Stockholders’ Deficiency

Current liabilities:
Accounts payable and accrued expenses	$257,329	$306,144
Accrued interest, related party	30,657	28,636
Accrued interest	50,898	9,458
Related party accounts payable and accrued expenses	136,615	244,858
Related party notes payable	73,500	73,500
Convertible debentures, net of discounts of $151,665 and $269,388	1,920,335	1,802,612
Billings in excess of costs and estimated earnings on uncompleted contracts	22,615	24,349
Deferred revenue	177,006	379,765
Conversion option liabilities	2,490	2,873
Warrant liabilities	295,336	214,738
Total current liabilities	2,966,781	3,086,933

Commitments

Stockholders’ deficiency:
Preferred stock, $0.01 par value, 5,000,000 shares authorized; 0 issued and outstanding at March 31, 2014 and December 31, 2013	-	-
Common stock, $0.01 par value, 100,000,000 shares authorized; 43,273,093 issued and outstanding at March 31, 2014, 43,223,093 issued and outstanding at December 31, 2013	432,731	432,231
Additional paid-in capital	6,781,636	6,679,298
Accumulated deficiency	(9,718,292)	(9,200,078)
Accumulated other comprehensive loss	-	-
Total stockholders’ deficiency	(2,503,925)	(2,088,549)

Totals	$462,856	$998,384

The accompanying notes are an integral part of these condensed consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS

	For the Three Months Ended March 31,
	2014	2013
	(Unaudited)	(Unaudited)
Revenue:
SG Block sales	$1,008,646	$420,694
Engineering services	23,890	-
Project management	1,734	535,474
	1,034,270	956,168

Cost of revenue:
SG Block sales	778,645	322,354
Engineering services	8,044	-
Project management	13,449	578,560
	800,138	900,914

Gross profit	234,132	55,254

Operating expenses:
Payroll and related expenses	240,313	344,535
General and administrative expenses	220,002	165,466
Marketing and business development expense	14,155	15,263
Pre-project expenses	14,070	7,215
Total	488,540	532,479

Operating loss	(254,408)	(477,225)

Other income (expense):
Interest expense	(183,599)	(149,770)
Interest income	8	34
Change in fair value of financial instruments	(80,215)	219,495
Total	(263,806)	69,759

Net loss	$(518,214)	$(407,466)

Comprehensive loss
Foreign currency translation adjustment	-	1,036
Total comprehensive loss	$(518,214)	$(406,430)

Net loss per share - basic and diluted:
Basic and diluted	$(0.01)	$(0.01)

Weighted average shares outstanding:
Basic and diluted	42,746,480	42,198,093

The accompanying notes are an integral part of these condensed consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES
IN STOCKHOLDERS' DEFICIENCY

For the Three Months Ended March 31, 2014 (Unaudited)	$0.01 Par Value Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficiency	Loss	Total

Balance - December 31, 2013	43,223,093	$432,231	$6,679,298	$(9,200,078)	$-	$(2,088,549)

Stock-based compensation	-	-	30,695	-	-	30,695

Vesting of consultant stock	-	-	62,143	-	-	62,143

Issuance of common stock from exercise of stock options	50,000	500	9,500	-	-	10,000

Net loss	-	-	-	(518,214)	-	(518,214)

Balance – March 31, 2014	43,273,093	$432,731	$6,781,636	$(9,718,292)	$-	$(2,503,925)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31,	2014	2013
	(Unaudited)	(Unaudited)
Cash flows from operating expenses:
Net loss	$(518,214)	$(407,466)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	886	567
Amortization of debt issuance costs	22,415	22,415
Amortization of discount on convertible debentures	117,723	95,094
Interest income on short-term investment	(8)	(34)
Change in fair value of financial instruments	80,215	(219,495)
Stock-based compensation	30,695	113,485
Vesting of consultant stock	62,143	-
Changes in operating assets and liabilities:
Accounts receivable	7,888	(164,715)
Costs and estimated earnings in excess of billings on uncompleted contracts	-	(121,395)
Inventory	5,602	(33,530)
Prepaid expenses and other current assets	1,776	(2,088)
Accounts payable and accrued expenses	(48,814)	(15,910)
Accrued interest, related party	2,021	2,021
Accrued interest	41,440	30.240
Related party accounts payable and accrued expenses	(108,243)	(50,846)
Billings in excess of costs and estimated earnings -on uncompleted contracts	(1,734)	73,335
Deferred revenue	(202,759)	-
Net cash used in operating activities	(506,968)	(678,322)

Cash flows used in investing activities
Purchase of equipment	(607)	(2,086)
Net cash used in investing activities	(607)	(2,086)

Cash flows from financing activities:
Expenditures on debt issuance costs	(20,000)	(28,000)
Proceeds from exercise of stock options	10,000	-
Proceeds from issuance of convertible debentures and warrants		350,000
Net cash provided by (used in) financing activities	(10,000)	322,000

Effect of exchange rate changes on cash	-	1,036

Net decrease in cash	(517,575)	(357,372)

Cash and cash equivalents - beginning of period	594,248	868,067

Cash and cash equivalents - end of period	$76,673	$510,695

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2014 and 2013 (Unaudited)

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

During 2011, the Company formed SG Blocks Sistema De Constucao Brasileiro LTDA. (“SG Brazil”), a wholly owned subsidiary of the Company. As of March 31, 2014, SG Brazil is inactive.

The Company is a provider of code engineered cargo shipping containers modified for use in “green” construction. The Company also provides engineering and project management services related to the use of modified containers in construction.

2.           Liquidity and Financial Condition

Through March 31, 2014, the Company has incurred an accumulated deficiency since inception of $9,718,292.  At March 31, 2014, the Company had a cash balance of $76,673.

Since the Company’s inception, it has generated revenues from SG Block sales, engineering services, and project management.

In April 2014, the Company raised $1,825,000 in net funds through the issuance of convertible debentures. The proceeds from these issuances will be used to fund the Company’s operations, including the costs that the Company incurs as a public company. The current level of cash and operating margins is not enough to cover the existing fixed and variable obligations of the Company, so increased revenue performance and the addition of capital through issuances of securities are critical to the Company’s success. At May 14, 2013, the Company had a cash balance of approximately $1,458,000.

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

Since inception, the Company’s operations have primarily been funded through proceeds from equity and debt financings and sales activity. Although management believes that the Company has access to capital resources, there are currently no commitments in place for additional financing at this time, and there is no assurance that the Company will be able to obtain funds on commercially acceptable terms, if at all.

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

For the Three Months Ended March 31, 2014 and 2013 (Unaudited)

3.           Summary of Significant Accounting Policies

Interim financial information – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, all adjustments, consisting of normal accruals, considered necessary for a fair presentation of the interim financial statements have been included. Results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

The condensed consolidated financial statements and notes should be read in conjunction with the financial statements and notes for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2014.

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

For the Three Months Ended March 31, 2014 and 2013 (Unaudited)

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

The Company offers a one-year warranty on completed contracts.  For the three months ended March 31, 2014, the Company recognized $1,275 in warranty claims. The Company does not anticipate that any additional claims are likely to occur for warranties that are currently outstanding. Accordingly, no warranty reserve is considered necessary for any of the periods presented.

The Company also supplies repurposed containers to its customers. In these cases, the Company serves as a supplier to its customers for standard and made to order products that it sells at fixed prices.  Revenue from these contracts is generally recognized when the products have been delivered to the customer, accepted by the customer and collection is reasonably assured.  Revenue is recognized upon completion of the following: an order for product is received from a customer; written approval for the payment schedule is received from the customer and the corresponding required deposit or payments are received; a common carrier signs documentation accepting responsibility for the unit as agent for the customer; and the unit is delivered to the customer’s receiving point. The title and risk of loss passes to the customer at the customer’s receiving point.

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

For the Three Months Ended March 31, 2014 and 2013 (Unaudited)

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

The Company has a factoring agreement which provides for the Company to receive an advance of 75% of any accounts receivable that it factors. On August 13, 2012, the factoring agreement was increased for up to $1,000,000 for credit worthy retail clients. The factoring agreement also provides for discount fees ranging from 2.5% to 7.5% of the face value of any accounts receivable factored. The factoring agreement is with recourse except in an instance which the customer is insolvent. The agreement expires January 2015. The agreement will continue to automatically extend for successive periods of one year unless either party formally cancels. For the period ended March 31, 2104 and the year ended December 31, 2013 there has been no activity with regard to this agreement. Under the convertible debentures agreement as described in Note 7, the Company is precluded from any borrowing under this factoring agreement.

Inventory – Raw construction materials (primarily shipping containers) are valued at the lower of costs (first-in, first-out method) or market. Finished goods and work-in-process inventories are valued at the lower of costs or market, using the specific identification method. As of March 31, 2014 and December 31, 2013, work-in-process inventory amounted to $28,450 and $34,052, respectively.

Debt issuance costs – All debt issuances are stated at cost, net of amortization. Amortization is computed over the estimated useful life of the related assets on an effective interest method.

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

The Company’s free standing derivatives consist of warrants to purchase common stock that were issued to a placement agent involved with the private offering memorandum as well as issuances of convertible debentures as described in Note 9. The Company evaluated the common stock purchase warrants to assess their proper classification in the condensed consolidated balance sheet and determined that the common stock purchase warrants feature a characteristic permitting cash settlement at the option of the holder. Accordingly, these instruments have been classified as warrant liabilities in the accompanying condensed consolidated balance sheets as of March 31, 2014 and December 31, 2013.

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

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2014 and 2013 (Unaudited)

3.           Summary of Significant Accounting Policies (continued)

The Company uses three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities
Level 2	Quoted prices for similar assets and liabilities in active markets or inputs that are observable.
Level 3	Inputs that are unobservable (for example, cash flow modeling inputs based on assumptions).

Financial liabilities measured at fair value on a recurring basis are summarized below:

	March 31, 2014	Quoted prices in active market for identical assets (Level l)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Warrant Liabilities	$295,336	$-	$-	$295,336
Conversion Option Liabilities	2,490	-	-	2,490
	$297,826	$-	$-	$297,826

	December 31, 2013	Quoted prices in active market for identical assets (Level l)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Warrant Liabilities	$214,738	$-	$-	$214,738
Conversion Option Liabilities	2,873	-	-	2,873
	$217,611	$-	$-	$217,611

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

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis:

	For the three months ended March 31, 2014	For the three months ended March 31, 2013
Beginning balance	$217,611	$406,557
Aggregate fair value of conversion option liabilities and warrants issued	-	94,255
Change in fair value of conversion option liabilities and warrants	80,215	(219,495)
Ending balance	$297,826	$281,317

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2014 and 2013 (Unaudited)

3.           Summary of Significant Accounting Policies (continued)

The significant assumptions and valuation methods that the Company used to determine fair value and the change in fair value of the Company’s derivative financial instruments are discussed in Notes 7 and 9.

The Company presented warrant and conversion option liabilities at fair value on its condensed consolidated balance sheets, with the corresponding changes in fair value recorded in the Company’s condensed consolidated statements of operations for the applicable reporting periods. As disclosed in Notes 7 and 9, the Company computed the fair value of the warrant and conversion option liability at the date of issuance and the reporting dates of March 31, 2014 and December 31, 2013 using the lattice pricing method.

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

Share-based payments – The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, the fair value of the award is measured on the grant date and for non-employees, the fair value of the award is generally re-measured on interim financial reporting dates and vesting dates until the service period is complete. The fair value amount is then recognized over the period services are required to be provided in exchange for the award, usually the vesting period. The Company recognizes stock-based compensation expense on a graded-vesting basis over the requisite service period for each separately vesting tranche of each award. Stock-based compensation expense is reported within operating expenses in the condensed consolidated statements of operations.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2014 and 2013 (Unaudited)

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

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the condensed consolidated financial statements or tax returns. Deferred tax liabilities and assets are determined based on the difference between the financial statement basis and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company estimates the degree to which tax assets and credit carryforwards will result in a benefit based on expected profitability by tax jurisdiction. A valuation allowance for such tax assets and loss carryforwards is provided when it is determined to be more likely than not that the benefit of such deferred tax asset will not be realized in future periods.  If it becomes more likely than not that a tax asset will be used, the related valuation allowance on such assets would be reduced.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2014 and 2013 (Unaudited)

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

With respect to receivables, concentrations of credit risk are limited to a few customers in the construction industry.  The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers other than normal lien rights.  At March 31, 2014 and December 31, 2013, 75% and 87%, respectively, of the Company’s accounts receivable were due from three and two customers, respectively.

Revenue relating to two and three customers, respectively, represented approximately 88% and 81% of the Company’s total revenue for the three months ended March 31, 2014 and 2013, respectively.

Costs of revenue relating to one vendor, who is a related party and disclosed in Note 12, represented approximately 23% and 39% of the Company’s total cost of revenue for the three months ended March 31, 2014 and 2013, respectively. Cost of revenue relating to one and two unrelated vendors, respectively, represented approximately 67% and 40% of the Company’s total cost of revenue for the three months ended March 31, 2014 and 2013, respectively. The Company believes it has access to alternative suppliers, with limited disruption to the business, should circumstances change with its existing suppliers.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2014 and 2013 (Unaudited)

4.           Accounts Receivable

At March 31, 2014 and December 31, 2013, the Company’s accounts receivable consisted of the following:

	2014	2013
Billed:
SG Block sales	$241,423	$258,287
Engineering services	11,774	12,344
Project management	81,140	71,594
Total gross receivables	334,337	342,225
Less: allowance for doubtful accounts	(95,706)	(95,706)
Total net receivables	$238,631	$246,519

5.           Costs and Estimated Earnings on Uncompleted Contracts

Costs and estimated earnings on uncompleted contracts consist of the following at March 31, 2014 and December 31, 2013:

	2014	2013
Costs incurred on uncompleted contracts	$239,083	$228,643
Provision for loss on uncompleted contracts	11,630	9,896
Estimated income (loss)	(58,372)	(47,932)
	192,341	190,607
Less: billings to date	(214,956)	(214,956)

	$(22,615)	$(24,349)

The above amounts are included in the accompanying condensed consolidated balance sheets under the following captions at March 31, 2014 and December 31, 2013.

	2014	2013
Costs and estimated earnings in excess of billings on uncompleted contracts	$-	$-
Billings in excess of cost and estimated earnings on uncompleted contracts	(22,615)	(24,349)
	$(22,615)	(24,349)

Although management believes it has established adequate procedures for estimating costs to complete on open contracts, it is at least reasonably possible that additional significant costs could occur on contracts prior to completion. The Company periodically evaluates and revises its estimates and makes adjustments when they are considered necessary.

As of March 31, 2014 and December 31, 2013, the Company has accrued anticipated losses on uncompleted contracts in the amount of $11,630 and $9,896, respectively. For the three months ended March 31, 2014, $1,734 is included in cost of revenue on the accompanying condensed consolidated statements of operations and comprehensive loss. This amount is included in accounts payable and accrued expenses on the accompanying condensed consolidated balance sheets.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2014 and 2013 (Unaudited)

6.           Debt Issuance Costs

Debt issuance costs consisted of the following at March 31, 2014 and December 31, 2013:

	2014	2013
Financial advisor fee	$108,000	$108,000
Legal fees	35,466	15,466
Fair value of warrants issued (as disclosed in Note 10 )	11,024	11,024
	154,490	134,490
Less: accumulated amortization	(112,075)	(89,660)
	$42,415	$44,830

Amortization expense of debt issuance costs for the three months ended March 31, 2014 and 2013 amounted to $22,415 and $22,415, respectively, and is included in interest expense on the accompanying condensed consolidated statements of operations.

7.           Convertible Debentures

On December 27, 2012, the Company entered a Securities Purchase Agreement (“Securities Purchase Agreement”) with Hillair Capital Investments L.P. (“Hillair”), whereby the Company issued and sold to Hillair: (i) $1,120,000 in 8% Original Discount Senior Secured Convertible Debentures due July 1, 2014, for $1,000,000 (“Debenture”), and (ii) a Common Stock purchase warrant to purchase up to 2,604,651 shares of the Company’s Common Stock with a fair value of $199,806 at issuance, which has been recorded as a discount to the debenture. (As disclosed in Note 9) The Company recorded a discount of $120,000, which is being amortized over the term of the debenture, using the effective interest method. At the date of issuance the fair value of the conversion option liability was determined to be $69,502, which has been recorded as a discount to the debenture. At any time after December 28, 2012, until the Debenture is no longer outstanding, the Debenture shall be convertible, in whole or in part, into shares of Common Stock at the option of Hillair, subject to certain conversion limitations set forth in the Debenture. The initial conversion price for the Debenture is $0.43 per share, subject to adjustments upon certain events, as set forth in the Debenture. The Company shall pay interest on the aggregate unconverted and then outstanding principal amount of the Debenture at 8% per annum, payable quarterly on January 1, April 1, July 1 and October 1, beginning on July 1, 2013. Interest is payable in cash or at the Company’s option in shares of Common Stock, provided certain conditions are met, based on a share value equal to the lesser of (a) $0.43 per share, subject to adjustments upon certain events, and (b) 90% of the average of the volume weighted average price for 20 consecutive trading days prior to the applicable interest payment date, provided that the price shall be equal to at least a $0.01 discount to the volume weighted average price for the trading day that is immediately prior to the applicable interest payment date. Merriman Capital, Inc. (“Merriman”) acted as financial advisor to the Company in connection with the transaction and received a fee consisting of $80,000 and warrants to purchase up to 104,186 shares of the Company’s Common Stock. (As disclosed in Note 9) In connection with the issuance of the Debenture, the Company also paid Hillair $45,000 for due diligence which has been recorded as a discount to the debenture, and will be amortized over the term of the debenture, using the effective interest method. In addition, the Company incurred $15,466 in legal fees which are included in debt issuance costs in the accompanying condensed consolidated balance sheet at March 31, 2014 and December 31, 2013. As of March 31, 2014 and December 31, 2013, the discount related to the Debenture amounted to $72,385 and $144,769, respectively. As described in Note 13, in April 2014 the Debenture was exchanged for the issuance of new Senior Convertible Debentures.

On January 8, 2013 and January 9, 2013, the Company issued and sold to Next View Capital LP (“Next View”) and another investor (“Another Investor”) an aggregate of (i) $392,000 in 8% Original Discount Senior Secured Convertible Debentures due July 1, 2014, for $350,000 (“January 2013 Debentures”), and (ii) Common Stock purchase warrants to purchase up to 911,628 shares of the Company’s Common Stock with a fair value of $69,933 at issuance, which has been recorded as a discount to the January 2013 Debentures. (As disclosed in Note 9). The Company recorded a discount of $42,000, which will be amortized over the term of the debenture, using the effective interest method. At the date of issuance the fair value of the conversion option liability was determined to be $24,322, which has been recorded as a discount to the debenture. Except for the date of issuance, these debentures and warrants have the same terms and conditions as the debenture and warrant issued to Hillair as described above. Merriman acted as financial advisor to the Company in connection with this transaction and received a fee consisting of $28,000 and warrants to purchase up to 36,466 shares of the Company’s Common Stock. (As disclosed in Note 9) As of March 31, 2014 and December 31, 2013, the discount related to the January 2013 Debentures amounted to $22,709 and $45,419, respectively.

On each of April 1, 2014 and July 1, 2014, the Company is obligated to redeem a total amount equal to $756,000 in connection with the Hillair, Next View and Another Investor debentures. In lieu of a cash redemption and subject to the Company meeting certain equity conditions described in the Debenture, the Company may elect to pay the Periodic Redemption Amount in shares based on a conversion price equal to the lesser of (a) $0.43 per share, subject to adjustments upon certain events, and (b) 90% of the average of the volume weighted average price for the 20 consecutive trading days prior to the applicable redemption date, provided that the conversion price shall be equal to at least a $0.01 discount to the volume weighted average price for the 20 consecutive days that is immediately prior to the applicable redemption date. As described in Note 13, in conjunction with an exchange agreement and the issuance of new debentures, the Company made a payment of $252,000 in April 2014 and $140,000 is payable on July 1, 2014.

In April 2013, the Company issued and sold to Frank Casano (“Casano”) and Scott Masterson (“Masterson”) an aggregate of (i) $560,000 in 8% Original Discount Senior Secured Convertible Debentures due October 15, 2014, for $500,000 (“April 2013 Debentures”), and (ii) Common Stock purchase warrants to purchase up to 1,302,326 shares of the Company’s Common Stock with a fair value of $60,801 at issuance, which has been recorded as a discount to the April 2013 Debentures. (As disclosed in Note 9). The Company recorded a discount of $60,000, which will be amortized over the term of the debenture, using the effective interest method. At the date of issuance the fair value of the conversion option liability was determined to be $14,971, which has been recorded as a discount to the debenture. Except for the date of issuance, these debentures and warrants have the same terms and conditions as the debenture and warrant issued to Hillair as described above. As of March 31, 2014 and December 31, 2013, the discount related to the April 2013 Debentures amounted to $56,571 and $79,200, respectively. As described in Note 13, in April 2014 the April 2013 Debentures were exchanged for the issuance of new Senior Convertible Debentures.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2014 and 2013 (Unaudited)

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

A summary of the Company’s convertible debentures as of March 31, 2014 and December 31, 2013 is as follows:

	2014	2013
Hillair Debentures, net of $72,385 and $144,769 discount, respectively	$1,047,615	$975,231
January 2013 Debentures, net of $22,709 and $45,419 discount, respectively	369,291	346,481
April 2013 Debentures, net of $56,571 and $79,200 discount, respectively	503,429	480,800

Total debt	1,920,335	1,802,612

Less current portion	1,920,335	1,802,612

Long-term debt	$-	$-

For the three months ended March 31, 2014 and 2013, interest expense on the convertible debentures amounted to $41,440 and $30,240, respectively, and is included on the accompanying condensed consolidated statements of operations. For the three months ended March 31, 2014 and 2013, total amortization relating to the discount amounted to $117,723 and $95,094, respectively, and is included in interest expense on the accompanying condensed consolidated statements of operations.

The Company bifurcated the conversion option from its debt host. The fair value of the conversion option liabilities were determined to be $108,795 at the date of issuance, utilizing the lattice method. Consequently, the Company recorded a discount of $108,795 on the debentures, which will be amortized over the term of the debenture, using the effective interest method. The fair value of the conversion option liabilities as of March 31, 2014 was $2,490. The significant assumptions which the Company used to measure the fair value at the date of issuance and March 31, 2014 of the conversion option liability are as follows:

	Date of Issuance	March 31, 2014
Stock price	$0.24-0.30	$0.25
Term	1.25 to 1.5 years	0.00 to 0.54 years
Volatility	50%	50%
Risk-free interest rate	0.14-0.21%	0.05-0.07%
Exercise price	$0.43	$0.43
Delta	0.02-0.03	0.00-0.01
Up Ratio	1.072-1.079	1.003-1.047
Down Ratio	0.921-0.928	0.953-0.997
Up transition probability	0.500	0.500

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

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2014 and 2013 (Unaudited)

8.           Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of the common shares issuable upon the exercise of stock options and warrants. Potentially dilutive common shares are excluded from the calculation if their effect is antidilutive. At March 31, 2014 basic and diluted common shares outstanding exclude 500,000 common shares that are held in escrow and subject to forfeiture. At March 31, 2014, there were options and warrants to purchase 10,330,001 and 6,119,864 shares of common stock, respectively, outstanding which could potentially dilute future net income (loss) per share. At March 31, 2014 the Company also has outstanding convertible debt which is initially convertible into 4,818,605 shares of common stock, which could potentially dilute future net income (loss) per share. The number of shares the convertible debt could be converted into could potentially increase under certain circumstances related to the market price of the Company’s common stock at the time of conversion. At March 31, 2013, there were options and warrants to purchase 9,860,001 and 4,817,538 shares of common stock, respectively, outstanding which could potentially dilute future net income (loss) per share. At March 31, 2013 the Company also had outstanding convertible debt which was initially convertible into 3,516,729 shares of common stock, which could potentially dilute future net income (loss) per share.

Basic and diluted net loss per share was calculated as follows:

	For the Three Months Ended March 31,
	2014	2013
Net loss	$(518,214)	$(407,466)

Weighted average shares outstanding - basic	42,746,480	42,198,093
Dilutive effect of stock options and warrants		-
Weighted average shares outstanding - diluted	42,746,480	42,198,093

Net loss per share - basic and diluted	$(0.01)	$(0.01)

9.           Warrants

In conjunction with a private placement in October 2010 (the “2010 Private Placement”), the Company issued warrants to Ladenburg, the placement agent for the 2010 Private Placement.  The warrants entitle Ladenburg to purchase up to a total of 1,044,584 shares of common stock for $0.25 per share.  The warrants expire October 28, 2015.  The warrants are exercisable, at the option of the holder, at any time prior to their expiration. The fair value of warrants issued to placement agents was calculated utilizing the lattice method.  The warrants issued to Ladenburg contain provisions that make them redeemable for cash by the holder of the warrant under certain circumstances that are not within the control of the Company. Accordingly, the fair market value of the warrants as of the date of issuance has been classified as liabilities. The fair value of the 2010 Private Placement warrants as of March 31, 2014 and December 31, 2013 was $59,357 and $41,078, respectively.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2014 and 2013 (Unaudited)

9.           Warrants (continued)

In conjunction with a private placement in 2012 (the “2012 Private Placement”), the Company issued warrants to Ladenburg in March 2012.  The warrants entitle Ladenburg to purchase up to a total of 86,323 shares of common stock for $0.35 per share and expire March 27, 2017.  The Company also issued warrants to Ladenburg in May 2012 in connection with the additional 702,872 shares of common stock issued in the 2012 Private Placement.  These warrants entitle Ladenburg to purchase 29,700 shares of common stock at $0.35 per share and expire May 22, 2017.  The warrants are exercisable, at the option of the holder, at any time prior to their expiration.  The fair value of warrants issued to placement agents was calculated utilizing the lattice method.  The warrants issued to Ladenburg contain provisions that make them redeemable for cash by the holder of the warrant under certain circumstances that are not within the control of the Company.  Accordingly, the fair market value of the warrants as of the date of issuance has been classified as liabilities. The fair value of the 2012 Private Placement warrants as of March 31, 2014 and December 31, 2013 was $5,665 and $4,050, respectively.

As part of the issuance of convertible debentures to Hillair as disclosed in Note 7, the Company issued warrants to Hillair. The warrants entitle Hillair to purchase up to 2,604,651 shares of Common Stock for $0.4488 per share, subject to adjustments upon certain events. The warrants may be exercised at any time on or after June 27, 2013 and expire on June 27, 2018. The fair value of warrants issued to Hillair was calculated utilizing the lattice method. The warrants issued to Hillair contain provisions that make them redeemable for cash by the holder of the warrant under certain circumstances that are not within the control of the Company. Accordingly, the fair market value of the warrants as of the date of issuance has been classified as liabilities and has been included as a debt discount of the convertible debentures described in Note 7. The fair value of the Hillair warrants as of March 31, 2014 and December 31, 2013 was $122,318 and $89,940, respectively.

In connection, with the issuance of convertible debentures to Hillair, the Company issued warrants to Merriman. The warrants entitle Merriman to purchase up to 52,093 shares of Common Stock for $0.4488 per share and 52,093 shares of Common Stock at $0.43 per share. The fair market value of the warrants as of the date of issuance has been classified as equity and is recorded in deferred loan costs on the accompanying condensed consolidated balance sheets. The fair value of the Merriman warrants as of the date of issuance was $8,166.

As part of the issuance of convertible debentures to Next View and Another Investor as disclosed in Note 7, the Company issued warrants to Next View and Another Investor. The warrants entitle Next View and Another Investor to purchase up to 651,163 and 260,465, respectively, shares of Common Stock for $0.4488 per share, subject to adjustments upon certain events. The warrants issued to Next View and Another Investor contain substantially all of the same terms as the warrants issued to Hillair. The fair market value of the warrants as of the date of issuance has been classified as liabilities and has been included as a debt discount of the convertible debentures described in Note 7. The fair value of the Next View and Another Investor warrants as of March 31, 2014 and December 31, 2013 was $42,811 and $31,479, respectively.

In connection, with the issuance of convertible debentures to Next View and Another Investor, the Company issued warrants to Merriman. The warrants entitle Merriman to purchase up to 18,233 shares of Common Stock for $0.4488 per share and 18,233 shares of Common Stock at $0.43 per share.  The fair market value of the warrants as of the date of issuance has been classified as equity and is recorded in deferred loan costs on the accompanying condensed consolidated balance sheets. The fair value of the Merriman warrants as of the date of issuance was $2,858.

As part of the issuance of convertible debentures to Casano and Masterson as disclosed in Note 7, the Company issued warrants to Casano and Masteson. The warrants entitle Casano and Masterson to purchase up to 1,041,861 and 260,465, respectively, shares of Common Stock for $0.4488 per share, subject to adjustments upon certain events. The warrants issued to Casano and Masterson contain substantially all of the same terms as the warrants issued to Hillair. The fair market value of the warrants as of the date of issuance has been classified as liabilities and has been included as a debt discount of the convertible debentures described in Note 7. The fair value of the Casano and Masterson warrants as of March 31, 2014 and December 31, 2013 was $65,185 and $48,191, respectively.

The change in fair value of the warrants of $80,598 and $156,692 is included in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2014 and 2013, respectively.

The significant assumptions which the Company used to measure the fair value of warrants at March 31, 2014 and December 31, 2013 is as follows:

	2014	2013
Stock price	$0.25	$0.21
Term	1.58 - 4.25 Years	1.83 – 4.79 Years
Volatility	50%	50%
Risk-free interest rate	0.44 - 1.73%	0.38 – 1.75%
Exercise prices	$0.25-0.4488	$0.25-0.4488
Dividend yield	0.00%	0.00%
Delta	0.03 - 0.08	0.03 – 0.08
Up ratio	1.081 - 1.138	1.087 – 1.137
Down ratio	0.864 – 0.919	0.861 – 0.913
Up transition probability	0.500	0.500

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2014 and 2013 (Unaudited)

10.        Stock Options and Grants

2011 Plan – On July 27, 2011, in connection with the Merger, the Company obtained the written consent of holders of a majority of its outstanding common stock approving the 2011 Incentive Stock Plan (the “2011 Plan”). The 2011 Plan covers up to 8,000,000 shares of common stock, and all officers, directors, employees, consultants and advisors are eligible to be granted awards under the 2011 Plan. An incentive stock option may be granted under the 2011 Plan only to a person who, at the time of the grant, is an employee of the Company or its subsidiaries. The 2011 Plan expires on July 26, 2021, and is administered by the Company’s board of directors. As of March 31, 2014, there were 3,928 shares of common stock available for issuance under the 2011 Plan.

During 2012, the Company’s board of directors approved the issuance of up to an additional 2,000,000 shares of the Company’s common stock in the form of restricted stock or options. These options generally have the same terms and conditions as those provided under the 2011 Plan, however, the authorization of these options is not subject to shareholder approval. The issuance of these options will be approved by the Company’s board of directors on a case-by-case basis.  As of March 31, 2014, there were 66,071 shares of common stock available for issuance under this approval.

2013 Plan – During November 2013, the Company’s board of directors approved the issuance of up to 2,000,000 shares of the Company’s Common Stock in the form of restricted stock or options (“2013 Stock Plan”). The options granted under the 2013 Stock Plan have generally the same terms and conditions as those provided under the 2011 Plan. The Stock Plan is administrated by the Company’s board of directors. As of March 31, 2014, there were 1,600,000 shares of common stock available for issuance under the 2013 Stock Plan.

A summary of stock option activity as of March 31, 2014 and changes during the three months then ended are presented below:

	Shares	Weighted Average Fair Value Per Share	Weighted Average Exercise Price Per Share	Weighted Average Remaining Terms (in years)	Aggregate Intrinsic Value

Outstanding – December 31, 2013	10,330,001	$0.10	$0.36	8.16	109,050
Granted	-	-	-
Exercised	50,000	0.09	0.20
Cancelled	-	-	-
Outstanding – March 31, 2014	10,280,001	$0.11	$0.38	7.92	$269,075

Exercisable – December 31, 2013	8,416,668	$0.10	$0.32	8.05	$107,517
Exercisable – March 31, 2014	9,347,501	$0.11	$0.36	7.82	$266,608

For the three months ended March 31, 2014, the Company recognized stock-based compensation expense of $30,695, which is included in payroll and related expenses in the accompanying condensed consolidated statements of operations.

As of March 31, 2014, there was $66,663 of total unrecognized compensation costs related to non-vested stock options, which will be expensed over a weighted average period of 0.81 years. The intrinsic value is calculated as the difference between the fair value as of the balance sheet date and the exercise price of each of the outstanding stock options. The fair value at March, 31 2014 and December 31, 2013 was $0.25 and $0.22 per share, respectively, as determined by using a weighted value between the income approach method and the weighted average bulletin board price.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2014 and 2013 (Unaudited)

11.        Commitments

Operating lease – The Company leases office space in New York City to conduct its business. The Company’s previous lease began in October 2011 and was terminated as of September 30, 2013. As of March 31, 2014, the Company owes $25,000 to the former lessor which will be settled with the issuance 83,334 shares of the company’s common stock. Non-contingent rent increases were being amortized over the life of the lease on a straight line basis. The Company’s current lease began on October 1, 2013 and expires December 31, 2014. The rental expense charged to operations for the three months ended March 31, 2014 and 2013 amounted to $14,400 and $27,349, respectively.

12.        Related Party Transactions

On March 26, 2009, the Company entered into a $50,000 revolving credit promissory note (the “Revolver”) with Vector Group Ltd. (“Vector”), a principal stockholder of the Company. On January 26, 2011, the Company and Vector entered into an amendment to the Revolver increasing the amount that the Company may borrow from $50,000 to $100,000. The loan bears interest at 11% per annum and was due on December 31, 2013. During January 2014, the Revolver was extended from December 31, 2013 to June 30, 2015. As of March 31, 2014 and December 31, 2013, the balance due to Vector amounted to $73,500. As of March 31, 2014 and December 31, 2013, accrued interest related to the Revolver amounted to $30,657 and $28,636, respectively, and is included in accrued interest, related party on the accompanying condensed consolidated balance sheets. Interest expense for other related party notes payable amounted to $2,021 and $2,021 for the three months ended March 31, 2014 and 2013, respectively.

ConGlobal Industries, Inc. is a minority stockholder of the Company and provides containers and labor on domestic projects.  The Company recognized Cost of Goods Sold of $186,012 and $354,427, for services ConGlobal Industries, Inc. rendered during the three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014 and December 31, 2013, $102,850 and $176,929, respectively, of such expenses are included in related party accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2014 and 2013 (Unaudited)

12.        Related Party Transactions (continued)

The Lawrence Group is a minority stockholder of the Company and is a building design, development and project delivery firm. The Company recognized Cost of Goods Sold of $4,760 and $25,337 for services The Lawrence Group rendered during the three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014 and December 31, 2013, $32,389 and $27,629, respectively, of expenses were included in related party accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

An affiliated accounting firm of the Company’s Chief Financial Officer provided accounting and consulting services to the Company. The Company recognized General and Administrative expenses in the amount of $10,000 and $13,500 for the three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014 and December 31, 2013, $26,050 and $36,050, respectively, of expenses were included in related party accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

The Company has accrued certain reimbursable expenses of owners of the Company. Such expenses amounted to $1,376 and $2,779 as of March 31, 2014 and December 31, 2013, respectively, and are included in related party accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

13.        Subsequent Events

On April 10, 2014, the Company entered into an Exchange Agreement (the “Exchange Agreement”) with certain of the holders of its existing Senior Convertible Debentures (the "Existing Debentures").  In this exchange transaction, Existing Debentures with a stated maturity value of $1,680,000 have been surrendered in exchange for (i) new Senior Convertible Debentures with a stated interest rate of eight percent (8%) per year, a stated maturity value of $1,915,200, a conversion price of $.25 per share, subject to adjustment, with a final maturity date of April 1, 2016 (the “2014 Exchange Debentures”), and (ii) a five (5) year Common Stock purchase warrant to purchase up to 7,660,830 shares of the Company’s common stock at an exercise price of $0.275 (110% of the conversion price), subject to adjustment. The Company made a payment of $252,000 in April 2014 and $140,000 is payable on July 1, 2014 with respect to the Existing Debentures with a maturity value of $392,000.

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

On April 22, 2014, the Company terminated a consulting agreement with a consultant who originally received 1,000,000 shares of the Company’s common stock. 500,000 of these shares were due to vest on May 1, 2014 and as outlined in the underlying agreement have been returned to the Company.

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

During 2011, the Company formed SG Blocks Sistema De Constucao Brasileiro LTDA. (“SG Brazil”), a wholly owned subsidiary of the Company. As of March 31, 2014, SG Brazil is inactive.

Results of Operations

Three Months Ended March 31, 2014 and 2013:

	2014	2013
Loss from operations	(254,408)	(477,225)
Other income (expense)	(263,806)	69,759
Net Loss	(518,214)	(407,466)

Revenue

Revenue for the three months ended March 31, 2014 was $1,034,270 compared to $956,168 for the three months ended March 31, 2013. This slight increase resulted mainly from an increase of revenue from block “green steel” jobs and a decrease in revenue from project management jobs. Revenue recognized from block “green steel” jobs increased by $587,952 and revenue recognized from project management jobs decreased by $533,875 for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. Revenue from block “green steel” jobs increased primarily due to one job in the amount of $675,885 being recognized during the three months ended March 31, 2014. Revenue from project management jobs decreased primarily due to revenue being recognized on nine jobs during the three months ended March 31, 2013 compared to revenue from one project management job being recognized during the three months ended March 31, 2014.

Cost of Revenue and Gross Profit

Cost of revenue decreased by $100,776 to $800,138 for the three months ended March 31, 2014 from $900,914 for the three months ended March 31, 2013. The decrease in cost of revenue resulted primarily from an increase of costs from block “green steel” costs and a decrease in costs from project management jobs. Costs recognized from block “green steel” jobs increased $456,291 and costs recognized from project management jobs decreased $565,111 for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. Gross profit increased by $178,878 to $234,132 for the three months ended March 31, 2014 compared to $55,254 for the three months ended March 31, 2013. Gross profit percentage increased to 23% for the three months ended March 31, 2014 compared to 6% for the three months ended March 31, 2013. This increase results primarily from losses being recognized on project management jobs during the three months ended March 31, 2013. During the three months ended March 31, 2013, the Company recognized gross loss in the amount of $79,524 on three project management jobs.

Payroll and Related Expense

Payroll and related expense for the three months ended March 31, 2014 was $240,313 compared to $344,535 for the three months ended March 31, 2013. This decrease was mainly caused by a decrease in stock compensation expense. Stock compensation decreased by $82,790 to $30,695 for the three months ended March 31, 2014 compared to $113,485 for the three months ended March 31, 2013.

Other Operating Expenses

Other operating expense for the three months ended March 31, 2014 was $248,227 compared to $187,944 for the three months ended March 31, 2013. The change results primarily from an increase of $50,587 in professional fees, for the three months ended March 31, 2014 compared to the three months ended March 31, 2013.

Interest Expense

Interest expense for the three months ended March 31, 2014 was $183,599 compared to $149,770 for the three months ended March 31, 2013.

Other income (expense)

During the three months ended March 31, 2014 and 2013, there was other (income) expense recognized due to a change in fair value of financial instruments of ($80,215) and $219,495, respectively.

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

Liquidity and Capital Resources

Since SG Building’s inception in 2008, SG Building has generated losses from operations and the Company anticipates that it will continue to generate losses from operations for the foreseeable future. As of March 31, 2014 and December 31, 2013, the Company’s stockholders’ deficiency was approximately $2,504,000 and $2,089,000, respectively. The Company’s net loss from operations for the three months ended March 31, 2014 was $518,214. Net cash used in operating activities was $506,968 for the three months ended March 31, 2014.

Through March 31, 2014, the Company has incurred an accumulated deficiency since inception of $9,718,292. At March 31, 2014, the Company had a cash balance of $76,673.

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

On April 10, 2014, the Company entered into an Exchange Agreement (the “Exchange Agreement”) with certain of the holders of its existing Senior Convertible Debentures (the "Existing Debentures").  Under the terms of the Exchange Agreement, Existing Debentures with a stated maturity value of $1,680,000 have been surrendered in exchange for (a) new Senior Convertible Debentures with a stated interest rate of eight percent (8%) per year, a stated maturity value of $1,915,200, a conversion price of $.25 per share, subject to adjustment, with a final maturity date of April 1, 2016 (the “2014 Exchange Debentures”), and (b) five (5) year warrants to purchase up to 7,660,830 shares of the Company’s common stock at an exercise price of $.275 per share (110% of the conversion price), subject to adjustment (the “2014 Exchange Warrants”).  The Company made a payment of $252,000 in April 2014 and $140,000 is payable on July 1, 2014 with respect to the Existing Debentures with a maturity value of $392,000.

On April 10, 2014, the Company entered into a Securities Purchase Agreement (the “2014 SPA”) pursuant to which it issued and sold (a) $2,080,500 (maturity value) in Senior Convertible Debentures for a subscription amount of $1,825,000, which have the same terms as the 2014 Exchange Debentures, including a stated interest rate of eight percent (8%) per year and a conversion price of $.25 per share, subject to adjustment, with a final maturity date of April 1, 2016 (the “2014 New Debentures” together with the 2014 Exchange Debentures, the “2014 Debentures”) and (b) five (5) year warrants to purchase up to 8,322,000 shares of the Company’s common stock at an exercise price of $.275 per share (110% of the conversion price), subject to adjustment (the “2014 New Warrants” together with the 2014 Exchange Warrants, the “2014 Warrants”).  Holders of the 2014 Debentures are referred to in this Quarterly Annual Report on Form 10-Q as the “2014 Holders”.

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

With respect to the Existing Debenture, sold in 2012 and 2013, at any time after such issuance until the debentures are no longer outstanding, the debentures are convertible, in whole or in part, into shares of Common Stock of the Company at the option of the holder, subject to certain conversion limitations set forth in the Existing Debenture. The initial conversion price for the Existing Debenture was $0.43 per share, subject to adjustments upon certain events, as set forth in the Existing Debenture.   The Company shall pay interest on the outstanding principal amount of the Debenture that has not been converted, at the rate of 8% per annum, payable quarterly on July 1, October 1, January 1 and April 1, beginning on July 1, 2013. Interest is payable in cash or at the Company’s option in shares of Common Stock, provided certain conditions are met, as described in the debenture. On each of April 1, 2014 and July 1, 2014,  the Company is obligated to redeem $196,000 and $196,000 respectively, (plus accrued but unpaid interest, liquidated damages and any other amounts then owing in respect of the Debenture) (the “2012 Periodic Redemption Amount”). In lieu of a cash redemption and subject to the Company meeting certain equity conditions described in the Debenture, the Company may elect to pay the 2012 Periodic Redemption Amount in Common Stock on the terms set forth in the Existing Debentures. Upon any Event of Default (as defined in the Debenture), the outstanding principal amount of the Debenture, plus liquidated damages, interest, a premium of 30% and other amounts owing in respect thereof, shall become, at the holder’s election, immediately due and payable in cash. Commencing five days after the occurrence of any Event of Default, the interest rate on the Debenture shall accrue at an interest rate equal to the lesser of 18% per annum or the maximum rate permitted under applicable law. The Existing Debentures were exchanged in 2014 as described above. As a result of the exchange agreement and issuance of new debentures, the Company made a payment of $252,000 in April 2014, and $140,000 is payable in July 2014.

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

Off –Balance Sheet Arrangements

As of March 31, 2014 and December 31, 2013, the Company had no material off-balance sheet arrangements other than operating leases to which SG Building is a party.

In the ordinary course of business, SG Building enters into agreements with third parties that include indemnification provisions which, in its judgment, are normal and customary for companies in its industry sector. These agreements are typically with consultants and certain vendors. Pursuant to these agreements, SG Building generally agrees to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to actions taken or omitted by SG Building. The maximum potential amount of future payments SG Building could be required to make under these indemnification provisions is unlimited. SG Building has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, the Company has no liabilities recorded for these provisions as of March 31, 2014.

Critical Accounting Policies and New Accounting Pronouncements

Critical Accounting Policies

Our condensed consolidated financial statements have been prepared with generally accepted accounting principles in the United States (“GAAP”), which require management to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that management believes to be reasonable. Actual results may differ from those estimates. Critical accounting policies represent the areas where more significant judgments and estimates are used in the preparation of our condensed consolidated financial statements. A discussion of such critical accounting policies, which include share-based payments, derivative instruments, and revenue recognition can be found in our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no material changes to the policies noted above as of the Quarterly Report on Form 10-Q for the period ended March 31, 2014

Related Party Transactions

On March 26, 2009, the Company entered into a $50,000 revolving credit promissory note (the “Revolver”) with Vector Group Ltd. (“Vector”), a principal stockholder of the Company. On January 26, 2011, the Company and Vector entered into an amendment to the Revolver increasing the amount that the Company may borrow from $50,000 to $100,000. The loan bears interest at 11% per annum and was due on December 31, 2013. During January 2014, the Revolver was extended from December 31, 2013 to June 30, 2015. As of March 31, 2014 and December 31, 2013, the balance due to Vector amounted to $73,500. As of March 31, 2014 and December 31, 2013, accrued interest related to the Revolver amounted to $30,657 and $28,636, respectively, and is included in accrued interest, related party on the accompanying condensed consolidated balance sheets. Interest expense for other related party notes payable amounted to $2,021 and $2,021 for the three months ended March 31, 2014 and 2013, respectively.

ConGlobal Industries, Inc. is a minority stockholder of the Company and provides containers and labor on domestic projects.  The Company recognized Cost of Goods Sold of $186,012 and $354,427, for services ConGlobal Industries, Inc. rendered during the three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014 and December 31, 2013, $102,850 and $176,929, respectively, of such expenses are included in related party accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

The Lawrence Group is a minority stockholder of the Company and is a building design, development and project delivery firm. The Company recognized Cost of Goods Sold of $4,760 and $25,337 for services The Lawrence Group rendered during the three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014 and December 31, 2013, $32,389 and $27,629, respectively, of expenses were included in related party accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

An affiliated accounting firm of the Company’s Chief Financial Officer provided accounting and consulting services to the Company. The Company recognized General and Administrative expenses in the amount of $10,000 and $13,500 for the three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014 and December 31, 2013, $26,050 and $36,050, respectively, of expenses were included in related party accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

The Company has accrued certain reimbursable expenses of owners of the Company. Such expenses amounted to $1,376 and $2,779 as of March 31, 2014 and December 31, 2013, respectively, and are included in related party accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

Transactions with Vector

On March 26, 2009, the Company entered into a $50,000 revolving credit promissory note (the “Revolver”) with Vector Group Ltd. (“Vector”), a principal stockholder of the Company. On January 26, 2011, the Company and Vector entered into an amendment to the Revolver increasing the amount that the Company may borrow from $50,000 to $100,000. The loan bears interest at 11% per annum and was due on December 31, 2013. During January 2014, the Revolver was extended from December 31, 2013 to June 30, 2015. As of March 31, 2014 and December 31, 2013, the balance due to Vector amounted to $73,500. As of March 31, 2014 and December 31, 2013, accrued interest related to the Revolver amounted to $30,657 and $28,636, respectively.

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

In connection with the audit of our fiscal 2013 consolidated financial statements, our independent auditors identified certain significant deficiencies that together constitute a material weakness in our disclosure controls and procedures. These significant deficiencies primarily relate to our (i) difficulty in generating data in a form and format that facilitates the timely analysis of information needed to produce accurate financial reports, (ii) difficulty in applying complex accounting and financial reporting and disclosure rules required under GAAP and the SEC reporting regulations, and (iii) limited segregation of duties.  These significant deficiencies together constitute a material weakness in our disclosure controls and procedures.

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

(b) Changes in Internal Control over Financial Reporting

Notwithstanding our remedial actions and integration of our financial reporting systems following the Merger, there was no change in our internal control over financial reporting that occurred during the first quarter of 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the risk factors below and other information set forth in this Quarterly Report, you should carefully consider the risk factors previously disclosed in “Item 1A, To Part II” of our Annual Report on Form 10-K for the year ended December 31, 2013. There were no material changes from these risk factors during the three months ended March 31, 2014.

Risks Relating to the Company

If we are not successful in our efforts to increase sales or raise capital, we will experience a shortfall in cash over the next twelve months and our ability to raise capital may be limited.

As of March 31, 2014 and December 31, 2013, SG Building, our wholly-owned subsidiary, had cash and cash equivalents of $76,673 and $594,248, respectively. However, over the three months ended March 31, 2014 and the fiscal year ended December 31, 2013, we had a net loss of $518,214 and $2,163,302, respectively. We incurred additional losses during the quarter ended June 30, 2014. If we are not successful with our marketing efforts to increase sales, we will experience a shortfall in cash over the next twelve months. If necessary, we will implement a plan to fund such a deficit which could include, among other things, reducing operating expenses in an amount sufficient to operate the business for a reasonable period of time. In December 2012 and during 2013 we received an aggregate of $1,850,000 from the issuance of convertible debentures (the “Existing Debentures”). We also received $1,825,000 (before transaction fees and expenses) in April 2014 from the issuance of convertible debentures. We may also seek to obtain debt or additional equity financing to address any shortfalls in our cash. The type, timing and terms of the financing we may select will depend on, among other things, our cash needs, the availability of other financing sources and prevailing conditions in the financial markets. However, there can be no assurance that we would be able to secure additional funds if needed and that if such funds are available, whether the terms or conditions would be acceptable to us. In such case, the further reduction in operating expenses might need to be substantial in order for us to ensure enough liquidity to sustain our operations. It will also be difficult for us to make any acquisitions unless we can raise additional capital. Any financing would be dilutive to our stockholders.

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

Our ability to achieve profitability will depend upon our ability to generate and sustain substantially increased revenues. We may incur operating losses in the future as we execute our growth strategy. We intend to make significant expenditures related to marketing, expansion of our website, hiring of additional personnel, and development of our technology and infrastructure. Although SG Building generated revenue from operations during the three months ended March 31, 2014 and the year ended December 31, 2013, it has incurred net losses of $518,214 and $2,163,302, respectively, during such periods. The likelihood that we will generate net income in the future must be considered in light of the difficulties facing the construction and construction management industries as a whole, economic conditions, the competitive environment in which we operate and the other risks and uncertainties discussed in this Quarterly Report. Our operating results for future periods are subject to numerous uncertainties, and it may not achieve sufficient revenues to sustain or increase profitability on a quarterly or annual basis.

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

As of May 10, 2014, there are outstanding Warrants to purchase 25,572,059 shares of common stock and options to purchase 10,320,001 shares of common stock.  Options to purchase 7,996,072 shares were granted under our 2011 Incentive Stock Plan.  We also have outstanding convertible debt which is initially convertible into approximately 15,982,800 shares of the Company’s common stock. However, the terms of the convertible debentures provide that under certain circumstances the number of shares issuable upon the conversion of the debentures can be increased based on the market price of the Company’s common stock at the time of conversion. Accordingly, if the price of the common stock is significantly below $0.25 per share the number of shares the convertible debt is convertible into could be significantly higher than 15,982,800 shares. The exercise of such outstanding warrants and options or the conversion into common stock of our convertible debt would dilute the then-existing stockholders' percentage ownership of the Company's stock, and any sales in the public market of common stock underlying such securities could adversely affect prevailing market prices for the common stock.  Moreover, the terms upon which the Company would be able to obtain additional equity capital could be adversely affected since the holders of such securities can be expected to exercise or convert them at a time when the Company would, in all likelihood, be able to obtain any needed capital on terms more favorable to the Company than those provided by such securities.  See sections entitled “Executive   Compensation - Stock Options ".

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

Item 3.            Defaults Upon Senior Securities

None.

Item 4.            Mine Safety Disclosures

Not applicable.

Item 5.            Other Information

None

Item 6.	Exhibits

31.1+	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS+	XBRL Instance Document.
101.SCH+	XBRL Taxonomy Extension Schema Document.
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB+	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Transmitted herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SG BLOCKS, INC.
(Registrant)

Date: May 15, 2014	By:	/s/ Brian Wasserman
Brian Wasserman Chief Financial Officer (Duly Authorized Officer and Principal Financial and Chief Accounting Officer)