Form 10-Q
period 2014-06-30
SG BLOCKS, INC.
filed 2014-08-14
CIK 1023994

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Yes ☐   No ☒

As of August 10, 2014, there were 42,773,093 shares of the registrant’s common stock, $0.01 par value, outstanding.

SG BLOCKS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SG BLOCKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$1,137,627	$594,248
Short-term investment	39,391	39,375
Accounts receivable, net	236,900	246,519
Inventory	814,014	34,052
Prepaid expenses and other current assets	13,717	15,493
Total current assets	2,241,649	929,687

Equipment, net	11,586	11,867
Security deposit	12,000	12,000
Debt issuance costs, net	36,427	44,830

Totals	$2,301,662	$998,384

Liabilities and Stockholders’ Deficiency

Current liabilities:
Accounts payable and accrued expenses	$238,306	$306,144
Accrued interest, related party	32,701	28,636
Accrued interest	74,443	9,458
Related party accounts payable and accrued expenses	255,369	244,858
Related party notes payable	73,500	73,500
Convertible debentures, net of discounts of $0 and $269,388	140,000	1,802,612
Billings in excess of costs and estimated earnings on uncompleted contracts	16,815	24,349
Deferred revenue	792,200	379,765
Conversion option liabilities	831,982	2,873
Warrant liabilities	1,659,340	214,738
Total current liabilities	4,114,656	3,086,933
Convertible debentures, net of discounts of $1,109,917	2,885,783	—
Total liabilities	7,000,439	3,086,933

Commitments

Stockholders’ deficiency:
Preferred stock, $0.01 par value, 5,000,000 shares authorized; 0 issued and outstanding at June 30, 2014 and December 31, 2013	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 42,773,093 issued and outstanding at June 30, 2014, 43,223,093 issued and outstanding at December 31, 2013	427,731	432,231
Additional paid-in capital	6,722,379	6,679,298
Accumulated deficiency	(11,848,887)	(9,200,078)
Total stockholders’ deficiency	(4,698,777)	(2,088,549)

Totals	$2,301,662	$998,384

The accompanying notes are an integral part of these condensed consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue:
SG Block sales	$495,378	$535,130	$1,504,024	$955,824
Engineering services	57,675	20,095	81,565	20,095
Project management	87,510	1,066,395	89,244	1,601,869
	640,563	1,621,620	1,674,833	2,577,788

Cost of revenue:
SG Block sales	362,119	423,514	1,140,764	745,868
Engineering services	36,240	15,275	44,284	15,275
Project management	52,022	1,228,579	65,471	1,807,139
	450,381	1,667,368	1,250,519	2,568,282

Gross profit	190,182	(45,748)	424,314	9,506

Operating expenses:
Payroll and related expenses	269,584	332,558	509,897	677,093
General and administrative expenses	118,230	211,795	338,232	377,261
Marketing and business development expense	43,922	40,167	58,077	55,430
Pre-project expenses	14,267	27,079	28,337	34,294
Total	446,003	611,599	934,543	1,144,078

Operating loss	(255,821)	(657,347)	(510,229)	(1,134,572)

Other income (expense):
Interest expense	(392,636)	(171,331)	(576,235)	(321,101)
Interest income	8	46	16	80
Change in fair value of warrant liabilities	(377,967)	48,862	(458,182)	268,357
Loss on extinguishment of debt	(1,104,179)	—	(1,104,179)	—
Total	(1,874,774)	(122,423)	(2,138,580)	(52,664)

Net loss	$(2,130,595)	$(779,770)	$(2,648,809)	$(1,187,236)

Comprehensive loss
Foreign currency translation adjustment	—	(4,766)	—	(3,730)
Total comprehensive loss	$(2,130,595)	$(784,536)	$(2,648,809)	$(1,190,966)

Net loss per share - basic and diluted:
Basic and diluted	$(.05)	$(.02)	$(.06)	$(.03)

Weighted average shares outstanding:
Basic and diluted	42,773,093	42,198,093	42,763,977	42,198,093

The accompanying notes are an integral part of these condensed consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES

IN STOCKHOLDERS' DEFICIENCY

For the Six Months Ended June 30, 2014 (Unaudited)	$0.01 Par Value Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficiency	Loss	Total

Balance - December 31, 2013	43,223,093	$432,231	$6,679,298	$(9,200,078)	$—	$(2,088,549)

Stock-based compensation	—	—	73,581	—	—	73,581

Return of unvested consultant stock	(500,000)	(5,000)	(40,000)	—	—	(45,000)

Issuance of common stock from exercise of stock options	50,000	500	9,500	—	—	10,000

Net loss	—	—	—	(2,648,809)	—	(2,648,809)

Balance – June 30, 2014	42,773,093	$427,731	$6,722,379	$(11,848,887)	$—	$(4,698,777)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30,	2014	2013
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(2,648,809)	$(1,187,236)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	2,084	1,182
Amortization of debt issuance costs	49,166	44,830
Accretion of discount on convertible debentures	401,521	201,502
Interest income on short-term investment	(16)	(80)
Change in fair value of conversion option and warrant liabilities	458,182	(268,357)
Stock-based compensation	73,581	209,308
Loss on extinguishment of debt	1,104,179	—
Bad debts expense	36,099	—
Return of unvested consultant stock	(45,000)	—
Changes in operating assets and liabilities:
Accounts receivable	(26,480)	(608,161)
Costs and estimated earnings in excess of billings on uncompleted contracts	—	(98,802)
Inventory	(779,962)	(208,758)
Prepaid expenses and other current assets	1,776	(2,088)
Accounts payable and accrued expenses	(43,695)	375,608
Accrued interest, related party	4,065	4,065
Accrued interest	64,985	70,704
Related party accounts payable and accrued expenses	10,511	68,613
Billings in excess of costs and estimated earnings -on uncompleted contracts	(7,534)	(7,143)
Deferred revenue	412,435	265,850
Net cash used in operating activities	(932,912)	(1,138,963)

Cash flows used in investing activities
Purchase of equipment	(1,804)	(2,086)
Net cash used in investing activities	(1,804)	(2,086)

Cash flows from financing activities:
Expenditures on debt issuance costs	(40,763)	(28,000)
Proceeds from exercise of stock options	10,000	—
Proceeds from issuance of convertible debentures and warrants	1,760,858	850,000
Principal payment of convertible debentures	(252,000)	—
Net cash provided by (used in) financing activities	1,478,095	822,000

Effect of exchange rate changes on cash	—	(3,730)

Net decrease in cash	543,379	(322,779)

Cash and cash equivalents - beginning of period	594,248	868,067

Cash and cash equivalents - end of period	$1,137,627	$545,288

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$—	$—

Supplemental disclosure of non-cash financing activities:
In connection with the issuance of convertible debentures, $40,000 was paid for accrued interest and $24,142 was paid for debt issuance costs.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2014 and 2013 (Unaudited)

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

During 2011, the Company formed SG Blocks Sistema De Constucao Brasileiro LTDA. (“SG Brazil”), a wholly owned subsidiary of the Company. As of June 30, 2014, SG Brazil is inactive.

The Company is a provider of code engineered cargo shipping containers modified for use in “green” construction. The Company also provides engineering and project management services related to the use of modified containers in construction.

2.          Liquidity and Financial Condition

Through June 30, 2014, the Company has incurred an accumulated deficiency since inception of $11,848,887.  At June 30, 2014, the Company had a cash balance of $1,137,627.

Since the Company’s inception, it has generated revenues from SG Block sales, engineering services, and project management.

In April 2014, the Company raised $1,825,000 in net funds through the issuance of convertible debentures. The proceeds from these issuances will be used to fund the Company’s operations, including the costs that the Company incurs as a public company. The current level of cash and operating margins is not enough to cover the existing fixed and variable obligations of the Company, so increased revenue performance and the addition of capital through issuances of securities are critical to the Company’s success. At August 13, 2014, the Company had a cash balance of approximately $1,579,000.

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

For the Six Months Ended June 30, 2014 and 2013 (Unaudited)

3.          Summary of Significant Accounting Policies

Interim financial information – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, all adjustments, consisting of normal accruals, considered necessary for a fair presentation of the interim financial statements have been included. Results for the six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

For the Six Months Ended June 30, 2014 and 2013 (Unaudited)

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

The Company offers a one-year warranty on completed contracts.  For the three and six months ended June 30, 2014, the Company recognized $17,720 and $18,995, respectively, in warranty claims. The Company does not anticipate that any additional claims are likely to occur for warranties that are currently outstanding. Accordingly, no warranty reserve is considered necessary for any of the periods presented.

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

For the Six Months Ended June 30, 2014 and 2013 (Unaudited)

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

The Company has a factoring agreement which provides for the Company to receive an advance of 75% of any accounts receivable that it factors. On August 13, 2012, the factoring agreement was increased for up to $1,000,000 for credit worthy retail clients. The factoring agreement also provides for discount fees ranging from 2.5% to 7.5% of the face value of any accounts receivable factored. The factoring agreement is with recourse except in an instance in which the customer is insolvent. The agreement expires January 2015. The agreement will continue to automatically extend for successive periods of one year unless either party formally cancels. For the period ended June 30, 2014 and the year ended December 31, 2013 there has been no activity with regard to this agreement. Under the convertible debentures agreement as described in Note 7, the Company is precluded from any borrowing under this factoring agreement.

Inventory – Raw construction materials (primarily shipping containers) are valued at the lower of costs (first-in, first-out method) or market. Finished goods and work-in-process inventories are valued at the lower of costs or market, using the specific identification method. As of June 30, 2014 and December 31, 2013, work-in-process inventory amounted to $814,014 and $34,052, respectively.

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

The Company’s free standing derivatives consist of warrants to purchase common stock that were issued to a placement agent involved with the private offering memorandum as well as issuances of convertible debentures as described in Note 9. The Company evaluated the common stock purchase warrants to assess their proper classification in the condensed consolidated balance sheet and determined that the common stock purchase warrants feature a characteristic permitting cash settlement at the option of the holder. Accordingly, these instruments have been classified as warrant liabilities in the accompanying condensed consolidated balance sheets as of June 30, 2014 and December 31, 2013.

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

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2014 and 2013 (Unaudited)

3.          Summary of Significant Accounting Policies (continued)

The Company uses three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities
Level 2	Quoted prices for similar assets and liabilities in active markets or inputs that are observable.
Level 3	Inputs that are unobservable (for example, cash flow modeling inputs based on assumptions).

Financial liabilities measured at fair value on a recurring basis are summarized below:

	June 30, 2014	Quoted prices in active market for identical assets (Level l)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Warrant Liabilities	$1,659,340	$-	$-	$1,659,340
Conversion Option Liabilities	831,982	-	-	831,982
	$2,491,322	$-	$-	$2,491,322

	December 31, 2013	Quoted prices in active market for identical assets (Level l)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Warrant Liabilities	$214,738	$-	$-	$214,738
Conversion Option Liabilities	2,873	-	-	2,873
	$217,611	$-	$-	$217,611

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

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis:

	For the six months ended June 30, 2014	For the six months ended June 30, 2013
Beginning balance	$217,611	$406,557
Aggregate fair value of conversion option liabilities and warrants issued	1,815,529	170,027
Change in fair value related to increase in warrants issued for anti-dilutive adjustment	745,920	—
Change in fair value of conversion option liabilities and warrants	(287,738)	(268,357)
Ending balance	$2,491,322	$308,227

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2014 and 2013 (Unaudited)

3.          Summary of Significant Accounting Policies (continued)

The significant assumptions and valuation methods that the Company used to determine fair value and the change in fair value of the Company’s derivative financial instruments are discussed in Notes 7 and 9.

The Company presented warrant and conversion option liabilities at fair value on its condensed consolidated balance sheets, with the corresponding changes in fair value recorded in the Company’s condensed consolidated statements of operations for the applicable reporting periods. As disclosed in Notes 7 and 9, the Company computed the fair value of the warrant and conversion option liability at the date of issuance and the reporting dates of June 30, 2014 and December 31, 2013 using the lattice pricing method.

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

For the Six Months Ended June 30, 2014 and 2013 (Unaudited)

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

For the Six Months Ended June 30, 2014 and 2013 (Unaudited)

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

With respect to receivables, concentrations of credit risk are limited to a few customers in the construction industry.  The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers other than normal lien rights.  At June 30, 2014 and December 31, 2013, 81% and 87%, respectively, of the Company’s accounts receivable were due from four and two customers, respectively.

Revenue relating to two and three customers, respectively, represented approximately 66% and 92% of the Company’s total revenue for the three months ended June 30, 2014 and 2013, respectively. Revenue relating to three and four customers, respectively, represented approximately 79% and 88% of the Company’s total revenue for the six months ended June 30, 2014 and 2013, respectively.

Costs of revenue relating to one vendor, who is a related party and disclosed in Note 12, represented approximately 60% and 32% of the Company’s total cost of revenue for the three months ended June 30, 2014 and 2013. Cost of revenue relating to one and two unrelated vendors, respectively, represented approximately 16% and 52%, respectively, of the Company’s total cost of revenue for the three months ended June 30, 2014 and 2013. Costs of revenue relating to one vendor, who is a related party and disclosed in Note 12, represented approximately 36% and 34% of the Company’s total cost of revenue for the six months ended June 30, 2014 and 2013. Cost of revenue relating to one and two unrelated vendor represented approximately 48% and 41%, respectively, of the Company’s total cost of revenue for the six months ended June 30, 2014 and 2013. The Company believes it has access to alternative suppliers, with limited disruption to the business, should circumstances change with its existing suppliers.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2014 and 2013 (Unaudited)

4.          Accounts Receivable

At June 30, 2014 and December 31, 2013, the Company’s accounts receivable consisted of the following:

	2014	2013
Billed:
SG Block sales	$167,782	$258,287
Engineering services	43,348	12,344
Project management	157,575	71,594
Total gross receivables	368,705	342,225
Less: allowance for doubtful accounts	(131,805)	(95,706)
Total net receivables	$236,900	$246,519

5.          Costs and Estimated Earnings on Uncompleted Contracts

Costs and estimated earnings on uncompleted contracts consist of the following at June 30, 2014 and December 31, 2013:

	2014	2013
Costs incurred on uncompleted contracts	$304,876	$228,643
Provision for loss on uncompleted contracts	48	9,896
Estimated income (loss)	(51,196)	(47,932)
	253,728	190,607
Less: billings to date	(270,543)	(214,956)

	$(16,815)	$(24,349)

The above amounts are included in the accompanying condensed consolidated balance sheets under the following captions at June 30, 2014 and December 31, 2013.

	2014	2013
Costs and estimated earnings in excess of billings on uncompleted contracts	$-	$-
Billings in excess of cost and estimated earnings on uncompleted contracts	(16,815)	(24,349)
	$(16,815)	(24,349)

Although management believes it has established adequate procedures for estimating costs to complete on open contracts, it is at least reasonably possible that additional significant costs could occur on contracts prior to completion. The Company periodically evaluates and revises its estimates and makes adjustments when they are considered necessary.

As of June 30, 2014 and December 31, 2013, the Company has accrued anticipated losses on uncompleted contracts in the amount of $48 and $9,896, respectively. For the three months and six ended June 30, 2014, $1,734 is included in cost of revenue on the accompanying condensed consolidated statements of operations and comprehensive loss. This amount is included in accounts payable and accrued expenses on the accompanying condensed consolidated balance sheets.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2014 and 2013 (Unaudited)

6.           Debt Issuance Costs

Debt issuance costs consisted of the following at June 30, 2014 and December 31, 2013:

	2014	2013
Financial advisor fee	$108,000	$108,000
Legal fees	56,229	15,466
Fair value of warrants issued (as disclosed in Note 9 )	11,024	11,024
	175,253	134,490
Less: accumulated amortization	(138,826)	(89,660)
	$36,427	$44,830

Amortization expense of debt issuance costs for the three months and six months ended June 30, 2014 and 2013 amounted to $26,751, $22,415, $49,166 and $44,830, respectively, and is included in interest expense on the accompanying condensed consolidated statements of operations.

7.           Convertible Debentures

Existing Debentures

On December 27, 2012, the Company entered a Securities Purchase Agreement (“Securities Purchase Agreement”) with Hillair Capital Investments L.P. (“Hillair”), whereby the Company issued and sold to Hillair: (i) $1,120,000 in 8% Original Discount Senior Secured Convertible Debentures due July 1, 2014, for $1,000,000 (“2012 Hillair Debenture”), and (ii) a Common Stock purchase warrant to purchase up to 2,604,651 shares of the Company’s Common Stock with a fair value of $199,806 at issuance, which has been recorded as a discount to the 2012 Hillair Debenture (“2012 Hillair Warrants”). (As disclosed in Note 9) The Company recorded a discount of $120,000, which is being amortized over the term of the 2012 Hillair Debenture, using the effective interest method. At the date of issuance the fair value of the conversion option liability was determined to be $69,502, which has been recorded as a discount to the 2012 Hillair Debenture. Prior to the exchange of the 2012 Hillair Debenture, as described below, the 2012 Hillair Debenture was convertible at any time after December 28, 2012, until the 2012 Hillair Debenture was no longer outstanding, in whole or in part, into shares of Common Stock at the option of Hillair, subject to certain conversion limitations set forth in the 2012 Hillair Debenture. The initial conversion price for the 2012 Hillair Debenture was $0.43 per share, subject to adjustments upon certain events, as set forth in the 2012 Hillair Debenture. The Company was required to pay interest on the aggregate unconverted and then outstanding principal amount of the 2012 Hillair Debenture at 8% per annum, payable quarterly on January 1, April 1, July 1 and October 1, beginning on July 1, 2013. Interest was payable in cash or at the Company’s option in shares of Common Stock, provided certain conditions are met, based on a share value equal to the lesser of (a) $0.43 per share, subject to adjustments upon certain events, and (b) 90% of the average of the volume weighted average price for 20 consecutive trading days prior to the applicable interest payment date, provided that the price shall be equal to at least a $0.01 discount to the volume weighted average price for the trading day that is immediately prior to the applicable interest payment date. Merriman Capital, Inc. (“Merriman”) acted as financial advisor to the Company in connection with the transaction and received a fee consisting of $80,000 and warrants to purchase up to 104,186 shares of the Company’s Common Stock. (As disclosed in Note 9) In connection with the issuance of the 2012 Hillair Debenture, the Company also paid Hillair $45,000 for due diligence which has been recorded as a discount to the 2012 Hillair Debenture, and will be amortized over the term of the 2012 Hillair Debenture, using the effective interest method. In addition, the Company incurred $15,466 in legal fees which are included in debt issuance costs in the accompanying condensed consolidated balance sheet at June 30, 2014 and December 31, 2013. As of December 31, 2013, the discount related to the 2012 Hillair Debenture amounted to $144,769. As described below, in April 2014 the Company exchanged certain outstanding debentures, including the 2012 Hillair Debenture, for new Senior Convertible Debentures (“2014 Exchange Debentures”). The surrendered debentures, including the 2012 Hillair Debenture, were cancelled at the time of the exchange.

On January 8, 2013 and January 9, 2013, the Company issued and sold to Next View Capital LP (“Next View”) and another investor (the “Other Investor”) an aggregate of (i) $392,000 in 8% Original Discount Senior Secured Convertible Debentures due July 1, 2014, for $350,000 (“January 2013 Debentures”), and (ii) Common Stock purchase warrants to purchase up to 911,628 shares of the Company’s Common Stock with a fair value of $69,933 at issuance (“January 2013 Warrants”), which has been recorded as a discount to the January 2013 Debentures. (As disclosed in Note 9). The Company recorded a discount of $42,000, which will be amortized over the term of the January 2013 Debentures, using the effective interest method. At the date of issuance the fair value of the conversion option liability was determined to be $24,322, which has been recorded as a discount to the January 2013 Debentures. Except for the date of issuance, the January 2013 Debentures and January 2013 Warrants have the same terms and conditions as the 2012 Hillair Debenture and 2012 Hillair Warrants described above. Merriman acted as financial advisor to the Company in connection with this transaction and received a fee consisting of $28,000 and warrants to purchase up to 36,466 shares of the Company’s Common Stock. (As disclosed in Note 9) As of June 30, 2014 and December 31, 2013, the discount related to the January 2013 Debentures amounted to $0 and $45,419, respectively.

On each of April 1, 2014 and July 1, 2014, the Company was obligated to redeem a total amount equal to $756,000 in connection with the January 2013 Debentures. In lieu of a cash redemption and subject to the Company meeting certain equity conditions described in the January 2013Debentures, the Company may elect to pay the Periodic Redemption Amount in shares based on a conversion price equal to the lesser of (a) $0.43 per share, subject to adjustments upon certain events, and (b) 90% of the average of the volume weighted average price for the 20 consecutive trading days prior to the applicable redemption date, provided that the conversion price shall be equal to at least a $0.01 discount to the volume weighted average price for the 20 consecutive days that is immediately prior to the applicable redemption date. The Company made a payment of $252,000 in April 2014 and $140,000 in July 2014.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2014 and 2013 (Unaudited)

7.           Convertible Debentures (continued)

In April 2013, the Company issued and sold to Frank Casano (“Casano”) and Scott Masterson (“Masterson”) an aggregate of (i) $560,000 in 8% Original Discount Senior Secured Convertible Debentures due October 15, 2014, for $500,000 (“April 2013 Debentures”), and (ii) Common Stock purchase warrants to purchase up to 1,302,326 shares of the Company’s Common Stock with a fair value of $60,801 at issuance (“April 2013 Warrants”), which has been recorded as a discount to the April 2013 Debentures. (As disclosed in Note 9). The Company recorded a discount of $60,000, which will be amortized over the term of the debenture, using the effective interest method. At the date of issuance the fair value of the conversion option liability was determined to be $14,971, which has been recorded as a discount to the debenture. Except for the date of issuance, the April 2013 Debentures and April 2013 Warrants have the same terms and conditions as the 2012 Hillair Debenture and 2012 Hillair Warrants described above. As of December 31, 2013, the discount related to the April 2013 Debentures amounted to $79,200. As described below, in April 2014 the April 2013 Debentures were exchanged for 2014 Exchange Debentures. The surrendered April 2013 Debentures were cancelled at the time of the exchange.

On July 15, 2014 the Company was, and on October 15, 2014, the Company was obligated to redeem a total amount equal to $280,000 in connection with the April 2013 Debentures. In lieu of a cash redemption and subject to the Company meeting certain equity conditions described in the April 2013 Debentures, the Company may elect to pay the Periodic Redemption Amount in shares based on a conversion price equal to the lesser of (a) $0.43 per share, subject to adjustments upon certain events, and (b) 90% of the average of the volume weighted average price for the 20 consecutive trading days prior to the applicable redemption date, provided that the conversion price shall be equal to at least a $0.01 discount to the volume weighted average price for the 20 consecutive days that is immediately prior to the applicable redemption date. As described below, in conjunction with an exchange agreement and the exchange of the April 2013 Debentures for 2014 Exchange Debentures, the Company was not required to make a payment on July 15, 2014 and will not be required to make a payment on October 15, 2014.

2014 Debentures

On April 10, 2014, the Company entered into a Securities Exchange Agreement (the “Exchange Agreement”) with Hillair, Casano and Masterson who held certain of the existing Senior Convertible Debentures described above (the "Existing Debentures").  Under the terms of the Exchange Agreement, Existing Debentures with a stated maturity value of $1,680,000 were surrendered in exchange for (i) new Senior Convertible Debentures with a stated interest rate of eight percent (8%) per year, a stated maturity value of $1,915,200, a conversion price of $0.25 per share, subject to adjustment, with a final maturity date of April 1, 2016 (the “2014 Exchange Debentures”), and (ii) a five (5) year Common Stock purchase warrant to purchase up to 7,660,800 shares of the Company’s common stock at an exercise price of $0.275 (110% of the conversion price), subject to adjustment (the “2014 Exchange Warrants”). At April 10, 2014, the carrying value of 2014 Existing Debentures was $1,680,000 and the fair value of the conversion option liability was $2,366. The fair value of the conversion option liability of the 2014 Exchange Debentures was determined to be $380,744 and the fair value of the warrants issued was determined to be $490,601. The Company recognized a loss of $1,104,179 on this exchange transaction. In connection with the Exchange Agreement, the Company incurred $20,763 in legal fees which are included in debt issuance costs in the accompanying condensed consolidated balance sheet at June 30, 2014.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2014 and 2013 (Unaudited)

7.           Convertible Debentures (continued)

On April 10, 2014, the Company entered into a Securities Purchase Agreement (the “2014 SPA”) with four investors, including Hillair pursuant to which the Company issued and sold (i) $2,080,500 in 8% Original Discount Senior Secured Convertible Debentures, for $1,825,000, with a conversion price of $0.25 per share, subject to adjustment, with a final maturity date of April 1, 2016 (the “2014 New Debentures” together with the 2014 Exchange Debentures, the “2014 Debentures”), and (ii) a five (5) year Common Stock purchase warrant to purchase up to 8,322,000 shares of the Company’s common stock at an exercise price of $0.275 (110% of the conversion price), subject to adjustment with a fair value of $532,944 at issuance, which has been recorded as a discount to the 2014 New Debentures. (As disclosed in Note 9). Holders of the 2014 Debentures are referred to in this Quarterly Annual Report on Form 10-Q as the “2014 Holders”. The Company recorded a discount of $255,500, which is being amortized over the term of the 2014 New Debentures, using the effective interest method. The initial conversion price for the 2014 New Debentures is $0.25 per share, subject to adjustments upon certain events, as set forth in the 2014 New Debentures. At the date of issuance the fair value of the conversion option liability was determined to be $413,606, which has been recorded as a discount to the 2014 New Debentures. In connection with the 2014 New Debentures, the Company incurred $20,000 in legal fees which are included in debt issuance costs in the accompanying condensed consolidated balance sheet at June 30, 2014. As of June 30, 2014, the discount related to the 2014 New Debentures amounted to $1,109,917.

The Exchange Agreement and the 2014 SPA trigger anti-dilution adjustments to the warrants issued on the Existing Debentures based on a $0.25 per share conversion price (adjusted from the original stated conversion price of $0.43 per share), which reduces the exercise price to $0.25 per share and increases the number of shares issuable upon the exercise of the Existing Warrants from 4,818,605 to 8,288,000 shares.

At any time after April 10, 2014, (the “Original Issue Date”) until the 2014 Debentures are no longer outstanding, the 2014 Debentures are convertible, in whole or in part, into shares of Common Stock at the option of the 2014 Holders, subject to certain conversion limitations set forth in the 2014 Debentures.  The initial conversion price for the 2014 Debentures is $0.25 per share, subject to adjustments upon certain events, as set forth in the 2014 Debentures.  The Company will pay interest on the aggregate unconverted and then outstanding principal amount of the 2014 Debentures at the rate of 8% per annum, payable quarterly on January 1, April 1, July 1 and October 1, beginning on October  1, 2014.  Interest is payable in cash or at the Company’s option in shares of Common Stock, provided certain terms and conditions are met as more fully described in the 2014 Debentures.  On each of October 1, 2015 and January 1, 2016, the Company is obligated to redeem an amount equal to $998,925 and on April 1, 2016, an amount equal to $1,997,850, plus accrued but unpaid interest, liquidated damages and any other amounts then owing in respect of the 2014 Debentures (as to each of the forgoing periodic redemptions, each a “Periodic Redemption Amount”).  In lieu of a cash redemption and subject to the Company meeting certain equity conditions described in the 2014 Debentures, the Company may elect to pay the Periodic Redemption Amount in shares on the terms set forth in the 2014 Debentures.

Upon any Event of Default (as defined in the Debenture), the outstanding principal amount of the Debenture, plus liquidated damages, interest, a premium of 30% and other amounts owing in respect thereof through the date of acceleration, shall become, at the 2014 Holders’ election, immediately due and payable in cash.  Commencing five days after the occurrence of any Event of Default, the interest rate on the Debenture shall accrue at an interest rate equal to the lesser of 18% per annum or the maximum rate permitted under applicable law. The 2014 Debentures contain anti-dilution protective provisions as described therein. The Company is subject to compliance with certain covenants under the 2014 Debentures as set forth therein.

The 2014 Warrants may be exercised at any time on or after April 10, 2014 and on or prior to the close of business on April 10, 2019, at an exercise price of $0.275 per share, subject to adjustment upon certain events.  The 2014 Warrants contain anti-dilution protective provisions and limitations on exercise as described therein.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2014 and 2013 (Unaudited)

7.           Convertible Debentures (continued)

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

A summary of the Company’s convertible debentures as of June 30, 2014 and December 31, 2013 is as follows:

	2014	2013
2012 Hillair Debentures, net of $144,769 discount	$—	$975,231
January 2013 Debentures, net of $45,419 discount	—	346,481
April 2013 Debentures, net of $0 and $79,200 discount, respectively	140,000	480,800
2014 Exchange Debentures	1,915,200	—
2014 New Debentures, net of $1,109,917 discount	970,583	—

Total debt	3,025,783	1,802,612

Less current portion	140,000	1,802,612

Long-term debt	$2,885,783	$—

For the six months ended June 30, 2014 and 2013, interest expense on the convertible debentures amounted to $121,483 and $70,704, respectively, and is included on the accompanying condensed consolidated statements of operations. For the three months ended June 30, 2014 and 2013, interest expense on the convertible debentures amounted to $80,043 and $40,464, respectively, and is included on the accompanying condensed consolidated statements of operations. For the six months ended June 30, 2014 and 2013, total amortization relating to the discount amounted to $401,521 and $201,502, respectively, and is included in interest expense on the accompanying condensed consolidated statements of operations. For the three months ended June 30, 2014 and 2013, total amortization relating to the discount amounted to $283,798 and $106,408, respectively, and is included in interest expense on the accompanying condensed consolidated statements of operations.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2014 and 2013 (Unaudited)

7.           Convertible Debentures (continued)

The Company bifurcated the conversion option from its debt host. The fair value of the conversion option liabilities were determined to be $794,350 at the date of issuance, utilizing the lattice method. The fair value of the conversion option liabilities as of June 30, 2014 was $831,982. The significant assumptions which the Company used to measure the fair value at the date of issuance and June 30, 2014 of the conversion option liability are as follows:

	Date of Issuance	June 30, 2014
Stock price	$0.25	$0.24
Term	1.48 to 1.98 years	1.25 to 1.75 years
Volatility	50%	50%
Risk-free interest rate	0.09-0.37%	0.11-0.37%
Exercise price	$0.25	$0.25
Delta	0.02-0.03	0.02-0.03
Up Ratio	1.078-1.091	1.072-1.085
Down Ratio	0.910-0.922	0.915-0.928
Up transition probability	0.500	0.500

In connection with the Securities Purchase Agreement and the 2014 SPA, the Company is required to maintain compliance with a variety of contractual provisions which include certain affirmative and negative covenants. The requirements principally consist of a requirement to maintain timely filings with the SEC, reserve sufficient authorized shares to issue upon the exercise of the underlying conversion option, and permit the debenture holders to participate in future financing transactions. The Company is also restricted, among other things, from incurring new indebtedness, permitting additional liens, making material changes to its charter documents, repay or repurchase more than a de minimis number of shares of its common stock or common stock equivalents, repay or repurchase any indebtedness, pay cash dividends, enter into transactions with affiliates or use the proceeds of the convertible debentures to provide funding to its Brazilian subsidiary. The underlying securities purchase and debenture agreements also provide for the Company to pay liquidated damages in the event of its failure to (i) deliver shares upon the conversion of the debentures, in which case the liquidated damages would amount to a cash payment of $10 per trading day (increasing to $15 per trading day on the fifth trading day) for each $1,000 of principal amount being converted until such certificates are delivered  (ii) maintain timely required filings with the SEC, in which case the liquidated damages would amount to a cash payment of two percent (2.0%) of the aggregate subscription amount of such purchasers securities on the day of the failure to maintain timely filings with the SEC and on every thirtieth (30th) day thereafter until the required documents are filed with the SEC or is no longer required for the purchaser to transfer the underlying shares pursuant to Rule 144 and (iii) to compensate the debenture holder for a Buy-In (as defined in the debentures) of securities previously sold by the debenture holder on a failure to timely deliver certificates upon conversion by the debenture holder.  If the holder is subject to a Buy-In, then the Company will (A) pay in cash to the debenture holder (in addition to any other remedies available to or elected by the debenture holder) the amount, if any, by which (x) the debenture holder’s total purchase price (including any brokerage commissions) for the Common Stock so purchased exceeds (y) the product of (1) the aggregate number of shares of Common Stock that the debenture holder was entitled to receive from the conversion at issue multiplied by (2) the actual sale price at which the sell order giving rise to such purchase obligation was executed (including any brokerage commissions) and (B) at the option of the debenture holder, either reissue (if surrendered) this debenture in a principal amount equal to the principal amount of the attempted conversion (in which case such conversion shall be deemed rescinded) or deliver to the debenture holder the number of shares of Common Stock that would have been issued if the Company had timely complied with its delivery requirements.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2014 and 2013 (Unaudited)

8.           Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of the common shares issuable upon the exercise of stock options and warrants. Potentially dilutive common shares are excluded from the calculation if their effect is antidilutive. At June 30, 2014, there were options and warrants to purchase 10,330,001 and 25,572,059 shares of common stock, respectively, outstanding which could potentially dilute future net income (loss) per share. At June 30, 2014 the Company also has outstanding convertible debt which is initially convertible into 16,894,428 shares of common stock, that could potentially dilute future net income (loss) per share. The number of shares the convertible debt could be converted into could potentially increase under certain circumstances related to the market price of the Company’s common stock at the time of conversion. At June 30, 2013, there were options and warrants to purchase 9,890,001 and 6,119,864 shares of common stock, respectively, outstanding which could potentially dilute future net income (loss) per share. At June 30, 2013 the Company also had outstanding convertible debt which was initially convertible into 4,818,605 shares of common stock, which could potentially dilute future net income (loss) per share.

Basic and diluted net loss per share was calculated as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Net loss	$(2,130,595)	$(779,770)	$(2,648,809)	$(1,187,236)

Weighted average shares outstanding - basic	42,773,093	42,198,093	42,763,977	42,198,093
Dilutive effect of stock options and warrants	—	—	—	—
Weighted average shares outstanding - diluted	42,773,093	42,198,093	42,763,077	42,198,093

Net loss per share - basic and diluted	$(0.05)	$(0.02)	$(0.06)	$(0.03)

9.           Warrants

In conjunction with a private placement in October 2010 (the “2010 Private Placement”), the Company issued warrants to Ladenburg, the placement agent for the 2010 Private Placement.  The warrants entitle Ladenburg to purchase up to a total of 1,044,584 shares of common stock for $0.25 per share.  The warrants expire October 28, 2015.  The warrants are exercisable, at the option of the holder, at any time prior to their expiration. The fair value of warrants issued to placement agents was calculated utilizing the lattice method.  The warrants issued to Ladenburg contain provisions that make them redeemable for cash by the holder of the warrant under certain circumstances that are not within the control of the Company. Accordingly, the fair market value of the warrants as of the date of issuance has been classified as liabilities. The fair value of the 2010 Private Placement warrants as of June 30, 2014 and December 31, 2013 was $49,837 and $41,078, respectively.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2014 and 2013 (Unaudited)

9.           Warrants (continued)

In conjunction with a private placement in 2012 (the “2012 Private Placement”), the Company issued warrants to Ladenburg in March 2012.  The warrants entitle Ladenburg to purchase up to a total of 86,323 shares of common stock for $0.35 per share and expire March 27, 2017.  The Company also issued warrants to Ladenburg in May 2012 in connection with the additional 702,872 shares of common stock issued in the 2012 Private Placement.  These warrants entitle Ladenburg to purchase 29,700 shares of common stock at $0.35 per share and expire May 22, 2017.  The warrants are exercisable, at the option of the holder, at any time prior to their expiration.  The fair value of warrants issued to placement agents was calculated utilizing the lattice method.  The warrants issued to Ladenburg contain provisions that make them redeemable for cash by the holder of the warrant under certain circumstances that are not within the control of the Company.  Accordingly, the fair market value of the warrants as of the date of issuance has been classified as liabilities. The fair value of the 2012 Private Placement warrants as of June 30, 2014 and December 31, 2013 was $5,029 and $4,050, respectively.

In connection with the issuance of the 2012 Hillair Debenture disclosed in Note 7, the Company issued 2012 Hillair Warrants to Hillair. The 2012 Hillair Warrants originally entitled Hillair to purchase up to 2,604,651 shares of Common Stock for $0.4488 per share, subject to adjustments upon certain events. The 2012 Hillair Warrants may be exercised at any time on or after June 27, 2013 and expire on June 27, 2018. As a result of the transactions consummated pursuant to the Exchange Agreement and the 2014 SPA as disclosed in Note 7, the number of shares of Common Stock Hillair is entitled to purchase under the 2012 Hillair Warrants has increased to 4,480,000 and can be purchased for $0.25 per share. The fair value of the 2012 Hillair Warrants was calculated utilizing the lattice method. The 2012 Hillair Warrants contain provisions that make them redeemable for cash by the holder of the warrant under certain circumstances that are not within the control of the Company. Accordingly, the fair market value of the 2012 Hillair Warrants as of the date of issuance has been classified as liabilities and has been included as a debt discount of the 2012 Hillair Debenture described in Note 7. The fair value of the 2012 Hillair Warrants as of June 30, 2014 and December 31, 2013 was $404,789 and $89,940, respectively.

In connection, with the issuance of the 2012 Hillair Debenture, the Company issued warrants to Merriman. The warrants entitle Merriman to purchase up to 52,093 shares of Common Stock for $0.4488 per share and 52,093 shares of Common Stock at $0.43 per share. The fair value of the warrants as of the date of issuance has been classified as equity and is recorded in deferred loan costs on the accompanying condensed consolidated balance sheets. The fair value of the Merriman warrants as of the date of issuance was $8,166.

As part of the issuance of the January 2013 Debentures to Next View and the Other Investor as disclosed in Note 7, the Company issued the January 2013 Warrants to Next View and the Other Investor. The January 2013 Warrants originally entitled Next View and the Other Investor to purchase up to 651,163 and 260,465, respectively, shares of Common Stock for $0.4488 per share, subject to adjustments upon certain events. The January 2013 Warrants issued to Next View and the Other Investor contain substantially all of the same terms as the 2012 Hillair Warrants. As a result of the transactions consummated pursuant to the Exchange Agreement and the 2014 SPA as disclosed in Note 7, the number of shares of Common Stock Next View and the Other Investor are entitled to purchase has increased to 1,120,000 and 448,000, respectively, and can be purchased for $0.25 per share. The fair value of the January 2013 Warrants as of the date of issuance has been classified as liabilities and has been included as a debt discount of the January 2013 Debentures described in Note 7. The fair value of the January 2013 Warrants issued to Next View and the Other Investor as of June 30, 2014 and December 31, 2013 was $125,329 and $31,479, respectively.

In connection, with the issuance of the January 2013 Debentures to Next View and the Other Investor, the Company issued warrants to Merriman. The warrants entitle Merriman to purchase up to 18,233 shares of Common Stock for $0.4488 per share and 18,233 shares of Common Stock at $0.43 per share.  The fair value of the warrants as of the date of issuance has been classified as equity and is recorded in deferred loan costs on the accompanying condensed consolidated balance sheets. The fair value of the Merriman warrants as of the date of issuance was $2,858.

As part of the issuance of the April 2013 Debentures to Casano and Masterson as disclosed in Note 7, the Company issued the April 2013 Warrants to Casano and Masterson. The April 2013 Warrants originally entitled Casano and Masterson to purchase up to 1,041,861 and 260,465, respectively, shares of Common Stock for $0.4488 per share, subject to adjustments upon certain events. The April 2013 Warrants issued to Casano and Masterson contain substantially all of the same terms as the 2012 Hillair Warrants. As a result of the transactions consummated pursuant to the Exchange Agreement and the 2014 SPA as disclosed in Note 7, the number of shares of Common Stock Casano and Masterson are entitled to purchase has increased to 1,792,000 and 448,000, respectively and can be purchased for $0.25 per share. The fair value of the April 2013 Warrants as of the date of issuance has been classified as liabilities and has been included as a debt discount of the April 2013 Debentures described in Note 7. The fair value of the April 2013 Warrants issued to Casano and Masterson as of June 30, 2014 and December 31, 2013 was $140,155 and $48,191, respectively.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2014 and 2013 (Unaudited)

9.           Warrants (continued)

Pursuant to the Exchange Agreement disclosed in Note 7, the Company issued 2014 Exchange Warrants to Hillair, Casano and Masterson. The 2014 Exchange Warrants entitle Hillair, Casano and Masterson to purchase up to 5,107,200, 2,042,880, and 510,720, respectively, shares of Common Stock at $0.275 per share, subject to adjustments upon certain events. The 2014 Exchange Warrants may be exercised at any time after April 10, 2014 and expire on April 10, 2019. The fair value of the 2014 Exchange Warrants issued to Hillair, Casano and Masterson was calculated utilizing the lattice method. The 2014 Exchange Warrants contain provisions that make them redeemable for cash by the holder of the warrant under certain circumstances that are not within the control of the Company. Accordingly, the fair value of the 2014 Exchange Warrants as of the date of issuance has been classified as liabilities and has been included in the loss on extinguishment of debt on the accompanying condensed consolidated statements of operations. The fair value of these warrants as of June 30, 2014 and the date of issuance was $447,777 and $490,601, respectively.

As part of the issuance of the 2014 New Debentures as disclosed in Note 7, the Company issued warrants to purchase up to 8,322,000 shares of Common Stock at $0.275 per share (the “2014 New Warrants”), subject to adjustments upon certain events. The 2014 New Warrants contain substantially all of the same terms as the 2014 Exchange Warrants. The fair value of the 2014 New Warrants as of the date of issuance has been classified as liabilities and has been included as a debt discount of the 2014 New Debentures described in Note 7. The fair value of the 2014 New Warrants as of June 30, 2014 and the date of issuance was $486,424 and $532,944, respectively.

A summary of warrant activity as of June 30, 2014 and changes during the six months ended are presented below:

	Number of Warrants	Weighted Average Exercise Price Per Share	Weighted Average Remaining Terms (in years)	Aggregate Intrinsic Value

Outstanding – December 31, 2013	6,119,864	$0.26	3.58	-
Issued	15,982,800	0.275
Anti-Dilutive Adjustment	3,469,395	0.25
Exercised	-	-
Forfeited	-	-
Outstanding – June 30, 2014	25,572,059	$0.27	4.40	$-

Exercisable –June 30, 2014	25,572,059	$0.27	4.40	$-

The change in fair value of the warrants of $340,459 and $29,569 is included in the accompanying condensed consolidated statements of operations for the three months ended June 30, 2014 and 2013, respectively. The change in fair value of the warrants of $421,057 and $186,261 is included in the accompanying condensed consolidated statements of operations for the six months ended June 30, 2014 and 2013, respectively.

The significant assumptions which the Company used to measure the fair value of warrants at June 30, 2014 and December 31, 2013 is as follows:

	2014	2013
Stock price	$0.24	$0.21
Term	1.58 – 4.78 Years	1.83 – 4.79 Years
Volatility	50%	50%
Risk-free interest rate	0.88 – 1.62%	0.38 – 1.75%
Exercise prices	$0.25-0.35	$0.25-0.4488
Dividend yield	0.00%	0.00%
Delta	0.03 - 0.08	0.03 – 0.08
Up ratio	1.081 - 1.142	1.087 – 1.137
Down ratio	0.861 – 0.919	0.861 – 0.913
Up transition probability	0.500	0.500

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2014 and 2013 (Unaudited)

10.        Stock Options and Grants

2011 Plan – On July 27, 2011, in connection with the Merger, the Company obtained the written consent of holders of a majority of its outstanding common stock approving the 2011 Incentive Stock Plan (the “2011 Plan”). The 2011 Plan covers up to 8,000,000 shares of common stock, and all officers, directors, employees, consultants and advisors are eligible to be granted awards under the 2011 Plan. An incentive stock option may be granted under the 2011 Plan only to a person who, at the time of the grant, is an employee of the Company or its subsidiaries. The 2011 Plan expires on July 26, 2021, and is administered by the Company’s board of directors. As of June 30, 2014, there were 3,928 shares of common stock available for issuance under the 2011 Plan.

During 2012, the Company’s board of directors approved the issuance of up to an additional 2,000,000 shares of the Company’s common stock in the form of restricted stock or options (the “Board Equity Authorization”). These options generally have the same terms and conditions as those provided under the 2011 Plan, however, the authorization of these options is not subject to shareholder approval. The Board Equity Authorization has not been approved by the Company’s stockholders. The issuance of these options will be approved by the Company’s board of directors on a case-by-case basis.  As of June 30, 2014, there were 66,071 shares of common stock available for issuance under this approval.

2013 Plan – During November 2013, the Company’s board of directors approved the issuance of up to 2,000,000 shares of the Company’s Common Stock in the form of restricted stock or options (“2013 Stock Plan”). The options granted under the 2013 Stock Plan have generally the same terms and conditions as those provided under the 2011 Plan. The 2013 Plan has not been approved by the Company’s stockholders. The Stock Plan is administrated by the Company’s board of directors. As of June 30, 2014, there were 1,600,000 shares of common stock available for issuance under the 2013 Stock Plan.

A summary of stock option activity as of June 30, 2014 and changes during the six months then ended are presented below:

	Shares	Weighted Average Fair Value Per Share	Weighted Average Exercise Price Per Share	Weighted Average Remaining Terms (in years)	Aggregate Intrinsic Value

Outstanding – December 31, 2013	10,330,001	$0.10	$0.36	8.16	109,050
Granted	-	-	-
Exercised	50,000	0.09	0.20
Cancelled	-	-	-
Outstanding – June 30, 2014	10,280,001	$0.11	$0.38	7.67	$215,400

Exercisable – December 31, 2013	8,416,668	$0.10	$0.32	8.05	$107,517
Exercisable –June 30, 2014	9,347,501	$0.11	$0.36	7.58	$213,633

For the three months and six months ended June 30, 2014, the Company recognized stock-based compensation expense of $42,886 and $73,581, respectively, which is included in payroll and related expenses in the accompanying condensed consolidated statements of operations.

As of June 30, 2014, there was $37,420 of total unrecognized compensation costs related to non-vested stock options, which will be expensed over a weighted average period of 0.57 years. The intrinsic value is calculated as the difference between the fair value as of the balance sheet date and the exercise price of each of the outstanding stock options. The fair value at June 30 2014 and December 31, 2013 was $0.24 and $0.22 per share, respectively, as determined by using a weighted value between the income approach method and the weighted average bulletin board price.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2014 and 2013 (Unaudited)

11.        Commitments

Operating lease – The Company leases office space in New York City to conduct its business. The Company’s previous lease began in October 2011 and was terminated as of September 30, 2013. As of June 30, 2014, the Company owes $25,000 to the former lessor which will be settled with the issuance 83,334 shares of the company’s common stock. Non-contingent rent increases were being amortized over the life of the lease on a straight line basis. The Company’s current lease began on October 1, 2013 and expires December 31, 2014. The rental expense charged to operations for the three months ended June 30, 2014 and 2013 amounted to $14,400 and $26,425, respectively. The rental expense charged to operations for the six months ended June 30, 2014 and 2013 amounted to $28,800 and $53,774, respectively.

12.        Related Party Transactions

On March 26, 2009, the Company entered into a $50,000 revolving credit promissory note (the “Revolver”) with Vector Group Ltd. (“Vector”), a principal stockholder of the Company. On January 26, 2011, the Company and Vector entered into an amendment to the Revolver increasing the amount that the Company may borrow from $50,000 to $100,000. The loan bears interest at 11% per annum and was due on December 31, 2013. During January 2014, the Revolver was extended from December 31, 2013 to June 30, 2015. As of June 30, 2014 and December 31, 2013, the balance due to Vector amounted to $73,500. As of June 30, 2014 and December 31, 2013, accrued interest related to the Revolver amounted to $32,701 and $28,636, respectively, and is included in accrued interest, related party on the accompanying condensed consolidated balance sheets. Interest expense for other related party notes payable amounted to $2,044 and $2,044 for the three months ended June 30, 2014 and 2013, respectively. Interest expense for other related party notes payable amounted to $4,065 and $4,065 for the six months ended June 30, 2014 and 2013, respectively.

ConGlobal Industries, Inc. is a minority stockholder of the Company and provides containers and labor on domestic projects.  The Company recognized Cost of Goods Sold of $270,097 and $538,877, for services ConGlobal Industries, Inc. rendered during the three months ended June 30, 2014 and 2013, respectively. The Company recognized Cost of Goods Sold of $456,109 and $877,054, for services ConGlobal Industries, Inc. rendered during the six months ended June 30, 2014 and 2013, respectively As of June 30, 2014 and December 31, 2013, $205,980 and $176,929, respectively, of such expenses are included in related party accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2014 and 2013 (Unaudited)

12.        Related Party Transactions (continued)

The Lawrence Group is a minority stockholder of the Company and is a building design, development and project delivery firm. The Company recognized Cost of Goods Sold of $4,760 and $27,629 for services The Lawrence Group rendered during the three months ended June 30, 2014 and 2013, respectively. The Company recognized Cost of Goods Sold of $4,760 and $52,966 for services The Lawrence Group rendered during the six months ended June 30, 2014 and 2013, respectively. As of June 30, 2014 and December 31, 2013, $32,389 and $27,629, respectively, of expenses were included in related party accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

An affiliated accounting firm of the Company’s Chief Financial Officer provided accounting and consulting services to the Company. The Company recognized General and Administrative expenses in the amount of $32,000 and $34,500 for the three months ended June 30, 2014 and 2013, respectively. The Company recognized General and Administrative expenses in the amount of $42,000 and $48,050 for the six months ended June 30, 2014 and 2013, respectively. As of June 30, 2014 and December 31, 2013, $17,000 and $36,050, respectively, of expenses were included in related party accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

The Company has accrued certain reimbursable expenses of owners of the Company. Such expenses amounted to $2,779 as of December 31, 2013, and are included in related party accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

13.        Subsequent Events

On July 15, 2014, at the 2014 Annual Meeting of Stockholders of the Company, the Company’s stockholders voted to approve the Company’s 2014 Incentive Stock Plan (the “2014 Plan”).  On July 30, 2014 (the “Grant Date”), the Compensation Committee (the “Committee”) of the Board of Directors (the “Board”) of the Company granted (i) Paul Galvin, the Company’s Chief Executive Officer and Chairman of the Board,  an option to purchase 2,000,000 shares of the Company’s common stock (the “Galvin Grant”), (ii) granted Brian Wasserman, the Company’s Chief Financial Officer and a member of the Board, an option to purchase 1,000,000 shares of the Company’s common stock (the “Wasserman Grant”) and (iii) granted Jennifer Strumingher, the Company’s Chief Administrative Officer an option to purchase 750,000 shares of the Company’s common stock (the “Strumingher Grant”).  The options granted pursuant to the Galvin Grant, the Wasserman Grant and the Strumingher Grant, which expire 10 years following the Grant Date, were granted at fair value pursuant to the 2014 Plan and vest one-third on the Grant Date, one-third on the first anniversary of the Grant Date, and the remaining one-third of such options vest on the second anniversary of the Grant Date, pursuant to the terms of option grant letter agreements and the 2014 Plan.

Item 2.            Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction and Certain Cautionary Statements

The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with our condensed consolidated financial statements and related notes and schedules included elsewhere in this Quarterly Report on Form 10-Q. The unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with our audited consolidated financial statements and notes for the year ended December 31, 2013, which were included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.  This discussion contains forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those discussed below.  Factors that could cause or contribute to such differences include, but are not limited to, intensified competition and/or operating problems in its operating business projects and their impact on revenues and profit margins or additional factors, and those discussed in Part II, Item 1A “Risk Factors” and elsewhere this Quarterly Report on Form 10-Q.  In addition, certain information presented below is based on unaudited financial information. There can be no assurance that there will not be changes to this information once audited financial information is available.

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

During 2011, the Company formed SG Blocks Sistema De Constucao Brasileiro LTDA. (“SG Brazil”), a wholly owned subsidiary of the Company. As of June 30, 2014, SG Brazil is inactive.

Results of Operations

Six Months Ended June 30, 2014 and 2013:

	2014	2013
Loss from operations	(510,229)	(1,134,572)
Other income (expense)	(2,138,580)	(52,664)
Net Loss	(2,648,809)	(1,187,236)

Revenue

Revenue for the six months ended June 30, 2014 was $1,674,833 compared to $2,577,788 for the six months ended June 30, 2013. This decrease of $902,955 resulted mainly from an increase of revenue from block “green steel” jobs and a decrease in revenue from project management jobs. Revenue recognized from block “green steel” jobs increased by $548,200 and revenue recognized from project management jobs decreased by $1,512,625 for the six months ended June, 2014 compared to the six months ended June, 2013. Revenue from block “green steel” jobs increased primarily due to one job in the amount of $675,885 being recognized during the six months ended June 30, 2014. Revenue from project management jobs decreased primarily due to revenue being recognized on ten jobs during the six months ended June, 2013 compared to revenue from two project management job being recognized during the six months ended June 30, 2014.

Cost of Revenue and Gross Profit

Cost of revenue decreased by $1,317,763 to $1,250,519 for the six months ended June 30, 2014 from $2,568,282 for the six months ended June 30, 2013. The decrease in cost of revenue resulted primarily from an increase of costs from block “green steel” costs and a decrease in costs from project management jobs. Costs recognized from block “green steel” jobs increased $394,896 and costs recognized from project management jobs decreased $1,741,668 for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. Gross profit increased by $414,808 to $424,314 for the six months ended June 30, 2014 compared to $9,506 for the six months ended June 30, 2013. Gross profit percentage increased to 25% for the six months ended June 30, 2014 compared to 0% for the six months ended June 30, 2013. This increase results primarily from losses being recognized on project management jobs during the six months ended June 30, 2013. During the six months ended June 30, 2013, the Company recognized gross loss in the amount of $211,949 on six project management jobs.

Payroll and Related Expense

Payroll and related expense for the six months ended June 30, 2014 was $509,897 compared to $677,093 for the six months ended June 30, 2013. This decrease was mainly caused by a decrease in stock compensation expense. Stock compensation decreased by $135,727 to $73,581 for the six months ended June 30, 2014 compared to $209,308 for the six months ended June 30, 2013.

Other Operating Expenses

Other operating expense for the six months ended June 30, 2014 was $424,646 compared to $466,985 for the six months ended June 30, 2013. The change results primarily from a decrease of $44,557 in professional fees, for the six months ended June 30, 2014 compared to the six months ended June 30, 2013.

Interest Expense

Interest expense for the six months ended June 30, 2014 was $576,235 compared to $321,101 for the six months ended June 30, 2013. The change results primarily from an increase of $200,019 in amortization of debt discount, for the six months ended June 30, 2014 compared to the six months ended June 30, 2013.

Other income (expense)

During the six months ended June 30, 2014 and 2013, there was other (income) expense recognized due to a change in fair value of financial instruments of ($458,182) and $268,357, respectively. Also, during the six months ended June 30, 2014 a loss of $1,104,179 was recognized on the extinguishment of debt.

Three Months Ended June 30, 2014 and 2013:

	2014	2013
Loss from operations	(255,821)	(657,347)
Other income (expense)	(1,874,774)	(122,423)
Net Loss	(2,130,595)	(779,770)

Revenue

Revenue for the three months ended June 30, 2014 was $640,563 compared to $1,621,620 for the three months ended June 30, 2013. This decrease resulted mainly from a decrease in revenue from project management jobs. Revenue recognized from project management jobs decreased by $978,750 for the three months ended June 30, 2014 compared to the three months ended June 30 2013. Revenue from project management jobs decreased primarily due to revenue being recognized on eight jobs during the three months ended June 30, 2013 compared to revenue from two project management job being recognized during the three months ended June 30, 2014.

Cost of Revenue and Gross Profit

Cost of revenue decreased by $1,216,987 to $450,381 for the three months ended June 30, 2014 from $1,667,368 for the three months ended June 30, 2013. The decrease in cost of revenue resulted primarily from a decrease in costs from project management jobs. Costs recognized from project management jobs decreased $1,176,557 for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. Gross profit (loss) increased by $235,930 to $190,182 for the three months ended June 30, 2014 compared to $(45,748) for the three months ended June 30, 2013. Gross profit percentage increased to 30% for the three months ended June 30, 2014 compared to (3)% for the three months ended June 30, 2013. This increase results primarily from losses being recognized on project management jobs during the three months ended June 30, 2013. During the three months ended June 30, 2013, the Company recognized gross loss in the amount of $220,751 on three project management jobs.

Payroll and Related Expense

Payroll and related expense for the three months ended June 30, 2014 was $269,584 compared to $332,558 for the three months ended June 30, 2013. This decrease was mainly caused by a decrease in stock compensation expense. Stock compensation decreased by $52,937 to $42,886 for the three months ended June 30, 2014 compared to $95,823 for the three months ended June 30, 2013.

Other Operating Expenses

Other operating expense for the three months ended June 30, 2014 was $176,419 compared to $279,041 for the three months ended June 30, 2013. The change results primarily from a decrease of $95,652 in professional fees, for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. This decrease was caused by the return of unvested consultant stock which resulted in a reversal of $107,143 in professional fees being recognized during the three months ended June 30, 2014.

Interest Expense

Interest expense for the three months ended June 30, 2014 was $392,636 compared to $171,331 for the six months ended June 30, 2013.

Other income (expense)

During the three months ended June 30, 2014 and 2013, there was other (income) expense recognized due to a change in fair value of financial instruments of ($377,967) and $48,862, respectively. Also, during the three months ended June 30, 2014 a loss of $1,104,179 was recognized on the extinguishment of debt.

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

Liquidity and Capital Resources

Since SG Building’s inception in 2008, SG Building has generated losses from operations and the Company anticipates that it will continue to generate losses from operations for the foreseeable future. As of June 30, 2014 and December 31, 2013, the Company’s stockholders’ deficiency was approximately $4,700,000 and $2,089,000, respectively. The Company’s net loss from operations for the six months ended June 30, 2014 was $2,648,809. Net cash used in operating activities was $932,912 for the six months ended June 30, 2014.

Through June 30, 2014, the Company has incurred an accumulated deficiency since inception of $11,848,887. At June 30, 2014, the Company had a cash balance of $1,137,627.

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

On April 10, 2014, the Company entered into a Securities Agreement (the “Exchange Agreement”) with Hillair, Casano and Masterson who held Existing Debentures.  Under the terms of the Exchange Agreement, the Existing Debentures with a stated maturity value of $1,680,000 were surrendered in exchange for (i) new Senior Convertible Debentures with a stated interest rate of eight percent (8%) per year, a stated maturity value of $1,915,200, a conversion price of $0.25 per share, subject to adjustment, with a final maturity date of April 1, 2016 (the “2014 Exchange Debentures”), and (ii) a five (5) year Common Stock purchase warrants to purchase up to 7,660,800 shares of the Company’s common stock at an exercise price of $0.275 per share (110% of the conversion price), subject to adjustment (the “2014 Exchange Warrants”).  The Company made a payment of $252,000 in April 2014 and $140,000 in July 2014 with respect to the Existing Debentures with a maturity value of $392,000.

On April 10, 2014, the Company entered into a Securities Purchase Agreement (the “2014 SPA”) with four investors, including Hillair, pursuant to which the Company issued and sold (i) $2,080,500 in 8% Original Issue Discount Senior Secured Convertible Debentures for $1,825,000, with a conversion price of $0.25 per share, subject to adjustment, with a final maturity date of April 1, 2016 (the “2014 New Debentures”) and (ii) five (5) year Common Stock purchase warrant to purchase up to 8,322,000 shares of the Company’s common stock at an exercise price of $0.275 per share (110% of the conversion price), subject to adjustment with a fair value of $588,452 at issuance, which has been recorded as a discount to the 2014 Debentures (the “2014 New Warrants”). The 2014 New Debentures, together with the 2014 Exchange Debentures are referred to herein as the 2014 Debentures. The 2014 New Warrants, together with the 2014 Exchange Warrants are referred to herein as the 2014 Warrants.

The Exchange Agreement and the 2014 SPA trigger anti-dilution adjustments to the warrants issued on the Existing Debentures based on a $0.5 per share conversion price (adjusted from the original stated conversion price of $0.43 per share), which reduces the exercise price to $0.25 per share and increases the number of shares issuable upon the exercise of the Existing Warrants from 4,818,605 to 8,288,000 shares.

At any time after April 10, 2014, (the “Original Issue Date”) until the 2014 Debentures are no longer outstanding, the 2014 Debentures are convertible, in whole or in part, into shares of Common Stock at the option of the 2014 Holders, subject to certain conversion limitations set forth in the 2014 Debentures.  The initial conversion price for the 2014 Debentures is $0.25 per share, subject to adjustments upon certain events, as set forth in the 2014 Debentures.  The Company will pay interest on the aggregate unconverted and then outstanding principal amount of the 2014 Debentures at the rate of 8% per annum, payable quarterly on January 1, April 1, July 1 and October 1, beginning on October  1, 2014.  Interest is payable in cash or at the Company’s option in shares of Common Stock, provided certain terms and conditions are met as more fully described in the 2014 Debentures.  On each of October 1, 2015 and January 1, 2016, the Company is obligated to redeem an amount equal to $ 998,925 and on April 1, 2016, an amount equal to $1,997,850, plus accrued but unpaid interest, liquidated damages and any other amounts then owing in respect of the 2014 Debentures (as to each of the forgoing periodic redemptions, each a “Periodic Redemption Amount”).  In lieu of a cash redemption and subject to the Company meeting certain equity conditions described in the 2014 Debentures, the Company may elect to pay the Periodic Redemption Amount in shares on the terms set forth in the 2014 Debentures.

Upon any Event of Default (as defined in the Debenture), the outstanding principal amount of the Debenture, plus liquidated damages, interest, a premium of 30% and other amounts owing in respect thereof through the date of acceleration, shall become, at the 2014 Holders’ election, immediately due and payable in cash.  Commencing five days after the occurrence of any Event of Default, the interest rate on the Debenture shall accrue at an interest rate equal to the lesser of 18% per annum or the maximum rate permitted under applicable law. The 2014 Debentures contain anti-dilution protective provisions as described therein. The Company is subject to compliance with certain covenants under the 2014 Debentures as set forth therein.

The 2014 Warrants may be exercised at any time on or after April 10, 2014 and on or prior to the close of business on April 10, 2019, at an exercise price of $0.275 per share, subject to adjustment upon certain events.  The 2014 Warrants contain anti-dilution protective provisions and limitations on exercise as described therein.

To secure the Company’s obligations under the 2014 Debentures, the Company’s wholly-owned subsidiary, SG Building, entered into a Subsidiary Guarantee, dated as of April 10, 2014 (the “Guarantee”), pursuant to which it unconditionally and irrevocably guaranteed the prompt and complete payment and performance when due of the obligations arising from the 2014 Debentures.   The Company and SG Building have each granted the 2014 Holders a security interest in their assets to secure the payment, performance and discharge in full of all of the Company’s obligations under the 2014 Debentures and the guarantor’s obligations under the Guarantee, in accordance with that certain Security Agreement, dated as of April 10, 2014.

With respect to the debentures, sold in 2012 and 2013 (including the Existing Debentures), at any time after such issuance until the debentures are no longer outstanding, the debentures are convertible, in whole or in part, into shares of Common Stock of the Company at the option of the holder, subject to certain conversion limitations set forth in such debentures. The initial conversion price for such debentures was $0.43 per share, subject to adjustments upon certain events, as set forth in the debentures.   The Company will pay interest on the outstanding principal amount of the debenture that has not been converted, at the rate of 8% per annum, payable quarterly on July 1, October 1, January 1 and April 1, beginning on July 1, 2013. Interest is payable in cash or at the Company’s option in shares of Common Stock, provided certain conditions are met, as described in the debenture. On each of April 1, 2014 and July 1, 2014,  the Company was obligated to redeem $196,000 and $196,000 respectively, (plus accrued but unpaid interest, liquidated damages and any other amounts then owing in respect of the debenture) (the “2012 Periodic Redemption Amount”). In lieu of a cash redemption and subject to the Company meeting certain equity conditions described in the debenture, the Company may elect to pay the 2012 Periodic Redemption Amount in Common Stock on the terms set forth in the debentures. Upon any Event of Default (as defined in the debenture), the outstanding principal amount of the debenture, plus liquidated damages, interest, a premium of 30% and other amounts owing in respect thereof, shall become, at the holder’s election, immediately due and payable in cash. Commencing five days after the occurrence of any Event of Default, the interest rate on the debenture accrues at an interest rate equal to the lesser of 18% per annum or the maximum rate permitted under applicable law. Existing Debentures were exchanged in 2014 as described above. As a result of the Exchange Agreement and issuance of the Exchange Debentures, the Company made a payment of $252,000 in April 2014, and $140,000 is payable in July 2014 in connection with the January 2013 Debentures that were not exchanged.

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

Off –Balance Sheet Arrangements

As of June 30, 2014 and December 31, 2013, the Company had no material off-balance sheet arrangements other than operating leases to which SG Building is a party.

In the ordinary course of business, SG Building enters into agreements with third parties that include indemnification provisions which, in its judgment, are normal and customary for companies in its industry sector. These agreements are typically with consultants and certain vendors. Pursuant to these agreements, SG Building generally agrees to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to actions taken or omitted by SG Building. The maximum potential amount of future payments SG Building could be required to make under these indemnification provisions is unlimited. SG Building has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, the Company has no liabilities recorded for these provisions as of June 30, 2014.

Critical Accounting Policies and New Accounting Pronouncements

Critical Accounting Policies

Our condensed consolidated financial statements have been prepared with generally accepted accounting principles in the United States (“GAAP”), which require management to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that management believes to be reasonable. Actual results may differ from those estimates. Critical accounting policies represent the areas where more significant judgments and estimates are used in the preparation of our condensed consolidated financial statements. A discussion of such critical accounting policies, which include share-based payments, derivative instruments, and revenue recognition can be found in our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no material changes to the policies noted above as of the Quarterly Report on Form 10-Q for the period ended June 30, 2014

Related Party Transactions

Transactions with Vector

 On March 26, 2009, the Company entered into a $50,000 revolving credit promissory note (the “Revolver”) with Vector Group Ltd. (“Vector”), a principal stockholder of the Company. On January 26, 2011, the Company and Vector entered into an amendment to the Revolver increasing the amount that the Company may borrow from $50,000 to $100,000. The loan bears interest at 11% per annum and was due on December 31, 2013. During January 2014, the Revolver was extended from December 31, 2013 to June 30, 2015. As of June 30, 2014 and December 31, 2013, the balance due to Vector amounted to $73,500. As of June 30, 2014 and December 31, 2013, accrued interest related to the Revolver amounted to $32,701 and $28,636, respectively, and is included in accrued interest, related party on the accompanying condensed consolidated balance sheets. Interest expense for other related party notes payable amounted to $2,044 and $2,044 for the three months ended June 30, 2014 and 2013, respectively. Interest expense for other related party notes payable amounted to $4,065 and $4,065 for the six months ended June 30, 2014 and 2013, respectively.

ConGlobal Industries, Inc. is a minority stockholder of the Company and provides containers and labor on domestic projects.  The Company recognized Cost of Goods Sold of $270,097 and $538,877, for services ConGlobal Industries, Inc. rendered during the three months ended June 30, 2014 and 2013, respectively. The Company recognized Cost of Goods Sold of $456,109 and $877,054, for services ConGlobal Industries, Inc. rendered during the six months ended June 30, 2014 and 2013, respectively As of June 30, 2014 and December 31, 2013, $205,980 and $176,929, respectively, of such expenses are included in related party accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

The Lawrence Group is a minority stockholder of the Company and is a building design, development and project delivery firm. The Company recognized Cost of Goods Sold of $4,760 and $27,629 for services The Lawrence Group rendered during the three months ended June 30, 2014 and 2013, respectively. The Company recognized Cost of Goods Sold of $4,760 and $52,966 for services The Lawrence Group rendered during the six months ended June 30, 2014 and 2013, respectively. As of June 30, 2014 and December 31, 2013, $32,389 and $27,629, respectively, of expenses were included in related party accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

An affiliated accounting firm of the Company’s Chief Financial Officer provided accounting and consulting services to the Company. The Company recognized General and Administrative expenses in the amount of $32,000 and $34,500 for the three months ended June 30, 2014 and 2013, respectively. The Company recognized General and Administrative expenses in the amount of $42,000 and $48,050 for the six months ended June 30, 2014 and 2013, respectively. As of June 30, 2014 and December 31, 2013, $17,000 and $36,050, respectively, of expenses were included in related party accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

The Company has accrued certain reimbursable expenses of owners of the Company. Such expenses amounted to $2,779 as of December 31, 2013, and are included in related party accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

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

Mr. Lampen, who was a member of the Company’s Board of Directors until January 30, 2014, is the president and chief executive officer of Landenburg’s parent company and sole owner, Ladenburg, Thalmann Financial Services, Inc. (“LTFS”). Additionally, Vector beneficially owns approximately 8% of LTFS.

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

(b) Changes in Internal Control over Financial Reporting

Notwithstanding our remedial actions and integration of our financial reporting systems following the Merger, there was no change in our internal control over financial reporting that occurred during the second quarter of 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the risk factors below and other information set forth in this Quarterly Report, you should carefully consider the risk factors previously disclosed in “Item 1A, To Part II” of our Annual Report on Form 10-K for the year ended December 31, 2013. There were no material changes from these risk factors during the three months ended June 30, 2014.

Risks Relating to the Company

If we are not successful in our efforts to increase sales or raise capital, we will experience a shortfall in cash over the next twelve months and our ability to raise capital may be limited.

As of June 30, 2014 and December 31, 2013, SG Building, our wholly-owned subsidiary, had cash and cash equivalents of $1,137,627 and $594,248, respectively. However, over the six months ended June 30, 2014 and the fiscal year ended December 31, 2013, we had a net loss of $2,648,809 and $2,163,302, respectively. We have incurred additional losses during the current quarter ended September 30, 2014. If we are not successful with our marketing efforts to increase sales, we will experience a shortfall in cash over the next twelve months. If necessary, we will implement a plan to fund such a deficit which could include, among other things, reducing operating expenses in an amount sufficient to operate the business for a reasonable period of time. In December 2012 and during 2013 we received an aggregate of $1,850,000 from the issuance of convertible debentures. We also received $1,825,000 (before transaction fees and expenses) in April 2014 from the issuance of convertible debentures. We may also seek to obtain debt or additional equity financing to address any shortfalls in our cash. The type, timing and terms of the financing we may select will depend on, among other things, our cash needs, the availability of other financing sources and prevailing conditions in the financial markets. However, there can be no assurance that we would be able to secure additional funds if needed and that if such funds are available, whether the terms or conditions would be acceptable to us. In such case, the further reduction in operating expenses might need to be substantial in order for us to ensure enough liquidity to sustain our operations. It will also be difficult for us to make any acquisitions unless we can raise additional capital. Any financing would be dilutive to our stockholders.

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

Our ability to achieve profitability will depend upon our ability to generate and sustain substantially increased revenues. We may incur operating losses in the future as we execute our growth strategy. We intend to make significant expenditures related to marketing, expansion of our website, hiring of additional personnel, and development of our technology and infrastructure. Although SG Building generated revenue from operations during the six months ended June 30, 2014 and the year ended December 31, 2013, it has incurred net losses of $2,648,809 and $2,163,302, respectively, during such periods. The likelihood that we will generate net income in the future must be considered in light of the difficulties facing the construction and construction management industries as a whole, economic conditions, the competitive environment in which we operate and the other risks and uncertainties discussed in this Quarterly Report. Our operating results for future periods are subject to numerous uncertainties, and it may not achieve sufficient revenues to sustain or increase profitability on a quarterly or annual basis.

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

As of August 10, 2014, there are outstanding Warrants to purchase 25,572,059 shares of common stock and options to purchase 14,070,001 shares of common stock.  Options to purchase 7,996,072 shares were granted under our 2011 Incentive Stock Plan.  We also have outstanding convertible debt which is initially convertible into approximately 15,982,800 shares of the Company’s common stock. However, the terms of the convertible debentures provide that under certain circumstances the number of shares issuable upon the conversion of the debentures can be increased based on the market price of the Company’s common stock at the time of conversion. Accordingly, if the price of the common stock is significantly below $0.25 per share the number of shares the convertible debt is convertible into could be significantly higher than 15,982,800 shares. The exercise of such outstanding warrants and options or the conversion into common stock of our convertible debt would dilute the then-existing stockholders' percentage ownership of the Company's stock, and any sales in the public market of common stock underlying such securities could adversely affect prevailing market prices for the common stock.  Moreover, the terms upon which the Company would be able to obtain additional equity capital could be adversely affected since the holders of such securities can be expected to exercise or convert them at a time when the Company would, in all likelihood, be able to obtain any needed capital on terms more favorable to the Company than those provided by such securities.  See Note 10 to the Condensed Consolidated Financial Statements entitled “ Stock Options and Grants ".

We are dependent on the services of key personnel, and the unexpected loss of their services may adversely affect its operations.

Our success depends highly upon the personal efforts and abilities of our senior management team, specifically the efforts of Paul Galvin, the Company’s Chief Executive Officer and Director, Stevan Armstrong, the Company’s President and Chief Operating Officer and Director, Brian Wasserman, the Company’s Chief Financial Officer and Director, David Cross, the Company’s Vice President of Business Development, and Jennifer Strumingher, the Company’s Chief Administrative Officer. The employment agreements with Messrs. Galvin, Armstrong and Ms. Strumingher have expired and the Company is currently negotiating new agreements with Mr. Galvin and Ms. Strumingher. On April 15, 2014, the Compensation Committee approved and set annual cash compensation for: Mr. Galvin at $275,000 for fiscal 2014 and $300,000 for fiscal 2015; and for Ms. Strumingher at $138,000 for fiscal 2014 and $150,000 for fiscal 2015. It is anticipated that any new employment agreements with Mr. Galvin and Ms. Strumingher will reflect these cash compensation levels. Although there is a general agreement on the terms of new agreements, there can be no assurance that the Company will be able to enter into new agreements with these officers on favorable terms. The loss of the services of one or more of these individuals could have a material adverse effect on our business.  Our ability to achieve profitability and generate increased revenue will depend upon our ability to retain, and attract if necessary, experienced management personnel.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

The Description of the 2014 Debentures and the 2014 Warrants described in Note 7 and Note 10 to the Condensed Consolidated Financial Statements is incorporated by reference. The issuance of these debentures and warrants were exempt from the registration requirements under the Securities Act, pursuant to Section 4(2) thereof, because the transaction did not involve a public offering.

Item 3.            Defaults Upon Senior Securities

None.

Item 4.            Mine Safety Disclosures

Not applicable.

Item 5.            Other Information

In January 2014, the Company issued a press release announcing the execution of a contract with a developer (the “Developer”) to build a container based midrise building in Syracuse, New York (the “Syracuse Contract”) In August 2014, the Company and the Developer entered into an agreement to terminate the Syracuse Contract.

Item 6. Exhibits

3.1	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of SG Blocks, Inc. Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed July 18, 2014.
10.1	2014 Incentive Stock Plan. Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed July 18, 2014.
31.1+	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS+	XBRL Instance Document.
101.SCH+	XBRL Taxonomy Extension Schema Document.
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB+	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Transmitted herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SG BLOCKS, INC.
(Registrant)

Date: August 14, 2014	By:	/s/ Brian Wasserman
Brian Wasserman Chief Financial Officer (Duly Authorized Officer and Principal Financial and Chief Accounting Officer)

