Form 10-Q
period 2014-09-30
SG BLOCKS, INC.
filed 2014-11-14
CIK 1023994

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Yes ☐     No ☒

As of November 10, 2014, there were 42,773,093 shares of the registrant’s common stock, $0.01 par value, outstanding.

SG BLOCKS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SG BLOCKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$1,280,370	$594,248
Short-term investment	39,399	39,375
Accounts receivable, net	308,439	246,519
Inventory	33,597	34,052
Prepaid expenses and other current assets	23,717	15,493
Total current assets	1,685,522	929,687

Equipment, net	11,904	11,867
Security deposit	12,000	12,000
Debt issuance costs, net	31,223	44,830

Totals	$1,740,649	$998,384

Liabilities and Stockholders’ Deficiency

Current liabilities:
Accounts payable and accrued expenses	$217,591	$306,144
Accrued interest, related party	34,767	28,636
Accrued interest	-	9,458
Related party accounts payable and accrued expenses	163,897	244,858
Related party notes payable	73,500	73,500
Convertible debentures, net of discounts of $0 and $269,388	-	1,802,612
Billings in excess of costs and estimated earnings on uncompleted contracts	4,882	24,349
Deferred revenue	325,714	379,765
Conversion option liabilities	519,946	2,873
Warrant liabilities	1,004,220	214,738
Total current liabilities	2,344,517	3,086,933
Convertible debentures, net of discounts of $951,357	3,044,343	-
Total liabilities	5,388,860	3,086,933

Commitments

Stockholders’ deficiency:
Preferred stock, $0.01 par value, 5,000,000 shares authorized; 0 issued and outstanding at September 30, 2014 and December 31, 2013	-	-
Common stock, $0.01 par value, 300,000,000 shares authorized; 42,773,093 issued and outstanding at September 30, 2014, 43,223,093 issued and outstanding at December 31, 2013	427,731	432,231
Additional paid-in capital	6,852,493	6,679,298
Accumulated deficiency	(10,928,435)	(9,200,078)
Total stockholders’ deficiency	(3,648,211)	(2,088,549)

Totals	$1,740,649	$998,384

The accompanying notes are an integral part of these condensed consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue:
SG Block sales	$3,585,248	$911,760	$5,089,272	$1,867,584
Engineering services	61,593	-	143,158	20,095
Project management	217	820,441	89,461	2,422,310
	3,647,058	1,732,201	5,321,891	4,309,989

Cost of revenue:
SG Block sales	2,756,424	788,628	3,897,188	1,534,496
Engineering services	55,188	-	99,472	15,275
Project management	10,708	726,533	76,179	2,533,672
	2,822,320	1,515,161	4,072,839	4,083,443

Gross profit	824,738	217,040	1,249,052	226,546

Operating expenses:
Payroll and related expenses	357,643	332,878	867,540	1,009,971
General and administrative expenses	214,013	151,460	552,245	528,721
Marketing and business development expense	54,939	33,982	118,538	89,412
Pre-project expenses	-	2,476	22,815	36,770
Total	626,595	520,796	1,561,138	1,664,874

Operating income (loss)
	198,143	(303,756)	(312,086)	(1,438,328)
Other income (expense):
Interest expense	(244,855)	(184,277)	(821,090)	(505,378)
Interest income	8	35	24	115
Change in fair value of warrant liabilities and conversion option liabilities	967,156	22,616	508,974	290,973
Loss on extinguishment of debt	-	-	(1,104,179)	-
Total	722,309	(161,626)	(1,416,271)	(214,290)

Net income (loss)	$920,452	$(465,382)	$(1,728,357)	$(1,652,618)

Comprehensive income (loss)
Foreign currency translation adjustment	-	(639)	-	(4,369)
Total comprehensive income (loss)	$920,452	$(466,021)	$(1,728,537)	$(1,656,987)

Net income (loss) per share - basic and diluted:
Basic	$0.02	$(0.01)	$(0.04)	$(0.04)
Diluted	$0.01	$(0.01)	$(0.04)	$(0.04)

Weighted average shares outstanding:
Basic	42,773,093	42,198,093	42,767,049	42,198,093
Diluted	59,784,323	42,198,093	42,767,049	42,198,093

The accompanying notes are an integral part of these condensed consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES

IN STOCKHOLDERS' DEFICIENCY

For the Nine Months Ended September 30, 2014 (Unaudited)	$0.01 Par Value Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficiency	Loss	Total

Balance - December 31, 2013	43,223,093	$432,231	$6,679,298	$(9,200,078)	$-	$(2,088,549)

Stock-based compensation	-	-	203,695	-	-	203,695

Return of unvested consultant stock	(500,000)	(5,000)	(40,000)	-	-	(45,000)

Issuance of common stock from exercise of stock options	50,000	500	9,500	-	-	10,000

Net loss	-	-	-	(1,728,357)	-	(1,728,357)

Balance - September 30, 2014	42,773,093	$427,731	$6,852,493	$(10,928,435)	$-	$(3,648,211)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30,	2014	2013
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(1,728,357)	$(1,652,618)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	3,031	2,131
Amortization of debt issuance costs	54,370	67,245
Accretion of discount on convertible debentures	560,081	319,225
Interest income on short-term investment	(24)	(115)
Change in fair value of conversion option and warrant liabilities	(508,974)	(290,973)
Stock-based compensation	203,695	305,517
Loss on extinguishment of debt	1,104,179	-
Bad debts expense	36,099	-
Return of unvested consultant stock	(45,000)	-
Changes in operating assets and liabilities:
Accounts receivable	(98,019)	(390,299)
Costs and estimated earnings in excess of billings on uncompleted contracts	-	(287,894)
Inventory	455	(164,914)
Prepaid expenses and other current assets	(8,224)	(8,088)
Security deposit	-	(12,000)
Accounts payable and accrued expenses	(64,410)	602,323
Accrued interest, related party	6,131	6,131
Accrued interest	(9,458)	51,530
Related party accounts payable and accrued expenses	(80,961)	105,514
Billings in excess of costs and estimated earnings -on uncompleted contracts	(19,467)	(42,790)
Deferred revenue	(54,051)	237,742
Net cash used in operating activities	(648,904)	(1,152,333)

Cash flows used in investing activities
Purchase of equipment	(3,069)	(8,785)
Net cash used in investing activities	(3,069)	(8,785)

Cash flows from financing activities:
Expenditures on debt issuance costs	(40,763)	(28,000)
Proceeds from exercise of stock options	10,000	-
Proceeds from issuance of convertible debentures and warrants	1,760,858	850,000
Principal payment of convertible debentures	(392,000)	-
Net cash provided by financing activities	1,338,095	822,000

Effect of exchange rate changes on cash	-	(4,369)

Net increase (decrease) in cash	686,122	(343,487)

Cash and cash equivalents - beginning of period	594,248	868,067

Cash and cash equivalents - end of period	$1,280,370	$524,580

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$209,966	$-

Supplemental disclosure of non-cash financing activities:
In connection with the issuance of convertible debentures, $40,000 was paid for accrued interest and $24,142 was paid for debt issuance costs.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2014 and 2013 (Unaudited)

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

2.          Liquidity and Financial Condition

Through September 30, 2014, the Company has incurred an accumulated deficiency since inception of $10,928,435.  At September 30, 2014, the Company had a cash balance of $1,280,370.

Since the Company’s inception, it has generated revenues from SG Block sales, engineering services, and project management.

In April 2014, the Company raised $1,825,000 in net funds through the issuance of convertible debentures. The proceeds from these issuances will be used to fund the Company’s operations, including the costs that the Company incurs as a public company. The current level of cash and operating margins is not enough to cover the existing fixed and variable obligations of the Company, so increased revenue performance and the addition of capital through issuances of securities are critical to the Company’s success. At November 13, 2014, the Company had a cash balance of approximately $1,252,000.

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

For the Nine Months Ended September 30, 2014 and 2013 (Unaudited)

3.          Summary of Significant Accounting Policies

Interim financial information - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, all adjustments, consisting of normal accruals, considered necessary for a fair presentation of the interim financial statements have been included. Results for the nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

The condensed consolidated financial statements and notes should be read in conjunction with the financial statements and notes for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2014.

Basis of consolidation - The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, SG Building and SG Brazil. All intercompany balances and transactions have been eliminated.

Accounting estimates - The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.  Significant areas which require the Company to make estimates include revenue recognition, stock-based compensation, warrant liabilities and allowance for doubtful accounts.  Actual results could differ from those estimates.

Operating cycle - The length of the Company’s contracts varies, but is typically between six to twelve months. Assets and liabilities relating to long-term contracts are included in current assets and current liabilities in the accompanying balance sheets as they will be liquidated in the normal course of contract completion, which at times could exceed one year.

Revenue recognition - The Company accounts for its long-term contracts associated with the design, engineering, manufacture and project management of building projects and related services, using the percentage-of-completion accounting method. Under this method, revenue is recognized based on the extent of progress towards completion of the long-term contract. The Company uses the cost to cost basis because management considers it to be the best available measure of progress on these contracts.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2014 and 2013 (Unaudited)

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

The Company offers a one-year warranty on completed contracts.  For the three and nine months ended September 30, 2014, the Company recognized $1,820 and $20,815, respectively, in warranty claims. The Company does not anticipate that any additional claims are likely to occur for warranties that are currently outstanding. Accordingly, no warranty reserve is considered necessary for any of the periods presented.

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

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2014 and 2013 (Unaudited)

3.          Summary of Significant Accounting Policies (continued)

Fair value measurements - Financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are carried at cost, which the Company believes approximates fair value due to the short-term nature of these instruments.

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

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2014 and 2013 (Unaudited)

3.          Summary of Significant Accounting Policies (continued)

The Company uses three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities
Level 2	Quoted prices for similar assets and liabilities in active markets or inputs that are observable.
Level 3	Inputs that are unobservable (for example, cash flow modeling inputs based on assumptions).

Financial liabilities measured at fair value on a recurring basis are summarized below:

	September 30, 2014	Quoted prices in active market for identical assets (Level l)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Warrant Liabilities	$1,004,220	$-	$-	$1,004,220
Conversion Option Liabilities	519,946	-	-	519,946
	$1,524,166	$-	$-	$1,524,166

	December 31, 2013	Quoted prices in active market for identical assets (Level l)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Warrant Liabilities	$214,738	$-	$-	$214,738
Conversion Option Liabilities	2,873	-	-	2,873
	$217,611	$-	$-	$217,611

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

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis:`

	For the nine months ended September 30, 2014	For the nine months ended September 30, 2013
Beginning balance	$217,611	$406,557
Aggregate fair value of conversion option liabilities and warrants issued	1,815,529	170,027
Change in fair value related to increase in warrants issued for anti-dilutive adjustment	745,920	-
Change in fair value of conversion option liabilities and warrants	(1,254,894)	(290,973)
Ending balance	$1,524,166	$285,611

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2014 and 2013 (Unaudited)

3.          Summary of Significant Accounting Policies (continued)

The significant assumptions and valuation methods that the Company used to determine fair value and the change in fair value of the Company’s derivative financial instruments are discussed in Notes 6 and 8.

The Company presented warrant and conversion option liabilities at fair value on its condensed consolidated balance sheets, with the corresponding changes in fair value recorded in the Company’s condensed consolidated statements of operations for the applicable reporting periods. As disclosed in Notes 6 and 8, the Company computed the fair value of the warrant and conversion option liability at the date of issuance and the reporting dates of September 30, 2014 and December 31, 2013 using the lattice pricing method.

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

For the Nine Months Ended September 30, 2014 and 2013 (Unaudited)

3.          Summary of Significant Accounting Policies (continued)

Concentrations of credit risk - Financial instruments that potentially subject the Company to concentration of credit risk, consist principally of cash and cash equivalents. The Company places its cash with high credit quality institutions. At times, such amounts may be in excess of the FDIC insurance limits.  The Company has not experienced any losses in such account and believes that it is not exposed to any significant credit risk on the account.

With respect to receivables, concentrations of credit risk are limited to a few customers in the construction industry.  The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers other than normal lien rights.  At September 30, 2014 and December 31, 2013, 91% and 87%, respectively, of the Company’s accounts receivable were due from three and two customers, respectively.

Revenue relating to one and three customers, respectively, represented approximately 89% and 92% of the Company’s total revenue for the three months ended September 30, 2014 and 2013, respectively. Revenue relating to two customers represented approximately 86% and 77% of the Company’s total revenue for the nine months ended September 30, 2014 and 2013, respectively.

Costs of revenue relating to one vendor, who is a related party and disclosed in Note 11, represented approximately 7% and 22% of the Company’s total cost of revenue for the three months ended September 30, 2014 and 2013. Costs of revenue relating to one and two unrelated vendors, respectively, represented approximately 54% and 56%, respectively, of the Company’s total cost of revenue for the three months ended September 30, 2014 and 2013. Costs of revenue relating to one vendor, who is a related party and disclosed in Note 11, represented approximately 19% and 30% of the Company’s total cost of revenue for the nine months ended September 30, 2014 and 2013. Cost of revenue relating to one unrelated vendor represented approximately 68% and 34%, respectively, of the Company’s total cost of revenue for the nine months ended September 30, 2014 and 2013. The Company believes it has access to alternative suppliers, with limited disruption to the business, should circumstances change with its existing suppliers.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2014 and 2013 (Unaudited)

4.          Accounts Receivable

At September 30, 2014 and December 31, 2013, the Company’s accounts receivable consisted of the following:

	2014	2013
Billed:
SG Block sales	$286,974	$258,287
Engineering services	2,000	12,344
Project management	151,270	71,594
Total gross receivables	440,244	342,225
Less: allowance for doubtful accounts	(131,805)	(95,706)
Total net receivables	$308,439	$246,519

5.          Costs and Estimated Earnings on Uncompleted Contracts

Costs and estimated earnings on uncompleted contracts consist of the following at September 30, 2014 and December 31, 2013:

	2014	2013
Costs incurred on uncompleted contracts	$47,083	$228,643
Provision for loss on uncompleted contracts	-	9,896
Estimated income (loss)	4,685	(47,932)
	51,768	190,607
Less: billings to date	(56,650)	(214,956)

	$(4,882)	$(24,349)

The above amounts are included in the accompanying condensed consolidated balance sheets under the following captions at September 30, 2014 and December 31, 2013.

	2014	2013
Costs and estimated earnings in excess of billings on uncompleted contracts	$-	$-
Billings in excess of cost and estimated earnings on uncompleted contracts	(4,882)	(24,349)
	$(4,882)	(24,349)

Although management believes it has established adequate procedures for estimating costs to complete on open contracts, it is at least reasonably possible that additional significant costs could occur on contracts prior to completion. The Company periodically evaluates and revises its estimates and makes adjustments when they are considered necessary.

As of December 31, 2013, the Company has accrued anticipated losses on uncompleted contracts in the amount of $9,896. This amount is included in accounts payable and accrued expenses on the accompanying condensed consolidated balance sheets.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2014 and 2013 (Unaudited)

6.           Convertible Debentures

Existing Debentures

On December 27, 2012, the Company entered a Securities Purchase Agreement (“Securities Purchase Agreement”) with Hillair Capital Investments L.P. (“Hillair”), whereby the Company issued and sold to Hillair: (i) $1,120,000 in 8% Original Issue Discount Senior Secured Convertible Debentures due July 1, 2014, for $1,000,000 (“2012 Hillair Debenture”), and (ii) a Common Stock purchase warrant to purchase up to 2,604,651 shares of the Company’s Common Stock with a fair value of $199,806 at issuance, which has been recorded as a discount to the 2012 Hillair Debenture (“2012 Hillair Warrants”). (As disclosed in Note 8) The Company recorded a discount of $120,000, which is being amortized over the term of the 2012 Hillair Debenture, using the effective interest method. At the date of issuance the fair value of the conversion option liability was determined to be $69,502, which has been recorded as a discount to the 2012 Hillair Debenture. Prior to the exchange of the 2012 Hillair Debenture, as described below, the 2012 Hillair Debenture was convertible at any time after December 28, 2012, until the 2012 Hillair Debenture was no longer outstanding, in whole or in part, into shares of Common Stock at the option of Hillair, subject to certain conversion limitations set forth in the 2012 Hillair Debenture. The initial conversion price for the 2012 Hillair Debenture was $0.43 per share, subject to adjustments upon certain events, as set forth in the 2012 Hillair Debenture. The Company was required to pay interest on the aggregate unconverted and then outstanding principal amount of the 2012 Hillair Debenture at 8% per annum, payable quarterly on January 1, April 1, July 1 and October 1, beginning on July 1, 2013. Interest was payable in cash or at the Company’s option in shares of Common Stock, provided certain conditions are met, based on a share value equal to the lesser of (a) $0.43 per share, subject to adjustments upon certain events, and (b) 90% of the average of the volume weighted average price for 20 consecutive trading days prior to the applicable interest payment date, provided that the price shall be equal to at least a $0.01 discount to the volume weighted average price for the trading day that is immediately prior to the applicable interest payment date. Merriman Capital, Inc. (“Merriman”) acted as financial advisor to the Company in connection with the transaction and received a fee consisting of $80,000 and warrants to purchase up to 104,186 shares of the Company’s Common Stock. (As disclosed in Note 8) In connection with the issuance of the 2012 Hillair Debenture, the Company also paid Hillair $45,000 for due diligence which has been recorded as a discount to the 2012 Hillair Debenture, and will be amortized over the term of the 2012 Hillair Debenture, using the effective interest method. In addition, the Company incurred $15,466 in legal fees which are included in debt issuance costs in the accompanying condensed consolidated balance sheet at September 30, 2014 and December 31, 2013. As of December 31, 2013, the discount related to the 2012 Hillair Debenture amounted to $144,769. As described below, in April 2014 the Company exchanged certain outstanding debentures, including the 2012 Hillair Debenture, for new Senior Convertible Debentures (“2014 Exchange Debentures”). The surrendered debentures, including the 2012 Hillair Debenture, were cancelled at the time of the exchange.

On January 8, 2013 and January 9, 2013, the Company issued and sold to Next View Capital LP (“Next View”) and another investor (the “Other Investor”) an aggregate of (i) $392,000 in 8% Original Issue Discount Senior Secured Convertible Debentures due July 1, 2014, for $350,000 (“January 2013 Debentures”), and (ii) Common Stock purchase warrants to purchase up to 911,628 shares of the Company’s Common Stock with a fair value of $69,933 at issuance (“January 2013 Warrants”), which has been recorded as a discount to the January 2013 Debentures. (As disclosed in Note 8). The Company recorded a discount of $42,000, which will be amortized over the term of the January 2013 Debentures, using the effective interest method. At the date of issuance the fair value of the conversion option liability was determined to be $24,322, which has been recorded as a discount to the January 2013 Debentures. Except for the date of issuance, the January 2013 Debentures and January 2013 Warrants have the same terms and conditions as the 2012 Hillair Debenture and 2012 Hillair Warrants described above. Merriman acted as financial advisor to the Company in connection with this transaction and received a fee consisting of $28,000 and warrants to purchase up to 36,466 shares of the Company’s Common Stock. (As disclosed in Note 8) As of September 30, 2014 and December 31, 2013, the discount related to the January 2013 Debentures amounted to $0 and $45,419, respectively.

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

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2014 and 2013 (Unaudited)

6.           Convertible Debentures (continued)

In April 2013, the Company issued and sold to Frank Casano (“Casano”) and Scott Masterson (“Masterson”) an aggregate of (i) $560,000 in 8% Original Issue Discount Senior Secured Convertible Debentures due October 15, 2014, for $500,000 (“April 2013 Debentures”), and (ii) Common Stock purchase warrants to purchase up to 1,302,326 shares of the Company’s Common Stock with a fair value of $60,801 at issuance (“April 2013 Warrants”), which has been recorded as a discount to the April 2013 Debentures. (As disclosed in Note 8). The Company recorded a discount of $60,000, which will be amortized over the term of the debenture, using the effective interest method. At the date of issuance the fair value of the conversion option liability was determined to be $14,971, which has been recorded as a discount to the debenture. Except for the date of issuance, the April 2013 Debentures and April 2013 Warrants have the same terms and conditions as the 2012 Hillair Debenture and 2012 Hillair Warrants described above. As of December 31, 2013, the discount related to the April 2013 Debentures amounted to $79,200. As described below, in April 2014 the April 2013 Debentures were exchanged for 2014 Exchange Debentures. The surrendered April 2013 Debentures were cancelled at the time of the exchange.

On July 15, 2014 and on October 15, 2014, the Company was obligated to redeem a total amount equal to $280,000 in connection with the April 2013 Debentures. In lieu of a cash redemption and subject to the Company meeting certain equity conditions described in the April 2013 Debentures, the Company may elect to pay the Periodic Redemption Amount in shares based on a conversion price equal to the lesser of (a) $0.43 per share, subject to adjustments upon certain events, and (b) 90% of the average of the volume weighted average price for the 20 consecutive trading days prior to the applicable redemption date, provided that the conversion price shall be equal to at least a $0.01 discount to the volume weighted average price for the 20 consecutive days that is immediately prior to the applicable redemption date. As described below, in conjunction with an exchange agreement and the exchange of the April 2013 Debentures for 2014 Exchange Debentures, the Company was not required to make a payment on July 15, 2014 and October 15, 2014.

2014 Debentures

On April 10, 2014, the Company entered into a Securities Exchange Agreement (the “Exchange Agreement”) with Hillair, Casano and Masterson who held certain of the existing Senior Convertible Debentures described above (the "Existing Debentures").  Under the terms of the Exchange Agreement, Existing Debentures with a stated maturity value of $1,680,000 were surrendered in exchange for (i) new Senior Convertible Debentures with a stated interest rate of eight percent (8%) per year, a stated maturity value of $1,915,200, a conversion price of $0.25 per share, subject to adjustment, with a final maturity date of April 1, 2016 (the “2014 Exchange Debentures”), and (ii) a five (5) year Common Stock purchase warrant to purchase up to 7,660,800 shares of the Company’s common stock at an exercise price of $0.275 (110% of the conversion price), subject to adjustment (the “2014 Exchange Warrants”). At April 10, 2014, the carrying value of 2014 Existing Debentures was $1,680,000 and the fair value of the conversion option liability was $2,366. The fair value of the conversion option liability of the 2014 Exchange Debentures was determined to be $380,744 and the fair value of the warrants issued was determined to be $490,601. The Company recognized a loss of $1,104,179 on this exchange transaction. In connection with the Exchange Agreement, the Company incurred $20,763 in legal fees which are included in debt issuance costs in the accompanying condensed consolidated balance sheet at September 30, 2014.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2014 and 2013 (Unaudited)

6.           Convertible Debentures (continued)

On April 10, 2014, the Company entered into a Securities Purchase Agreement (the “2014 SPA”) with four investors, including Hillair pursuant to which the Company issued and sold (i) $2,080,500 in 8% Original Issue Discount Senior Secured Convertible Debentures, for $1,825,000, with a conversion price of $0.25 per share, subject to adjustment, with a final maturity date of April 1, 2016 (the “2014 New Debentures” together with the 2014 Exchange Debentures, the “2014 Debentures”), and (ii) a five (5) year Common Stock purchase warrant to purchase up to 8,322,000 shares of the Company’s common stock at an exercise price of $0.275 (110% of the conversion price), subject to adjustment with a fair value of $532,944 at issuance, which has been recorded as a discount to the 2014 New Debentures. (As disclosed in Note 8). Holders of the 2014 Debentures are referred to in this Quarterly Annual Report on Form 10-Q as the “2014 Holders”. The Company recorded a discount of $255,500, which is being amortized over the term of the 2014 New Debentures, using the effective interest method. The initial conversion price for the 2014 New Debentures is $0.25 per share, subject to adjustments upon certain events, as set forth in the 2014 New Debentures. At the date of issuance the fair value of the conversion option liability was determined to be $413,606, which has been recorded as a discount to the 2014 New Debentures. In connection with the 2014 New Debentures, the Company incurred $20,000 in legal fees which are included in debt issuance costs in the accompanying condensed consolidated balance sheet at September 30, 2014. As of September 30, 2014, the discount related to the 2014 New Debentures amounted to $951,357.

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

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2014 and 2013 (Unaudited)

6.           Convertible Debentures (continued)

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

A summary of the Company’s convertible debentures as of September 30, 2014 and December 31, 2013 is as follows:

	2014	2013
2012 Hillair Debentures, net of $144,769 discount	$-	$975,231
January 2013 Debentures, net of $45,419 discount	-	346,581
April 2013 Debentures, net of $0 and $79,200 discount, respectively	-	480,800
2014 Exchange Debentures	1,915,200	-
2014 New Debentures, net of $951,357 discount	1,129,143	-

Total debt	3,044,343	1,802,612

Less current portion	-	1,802,612

Long-term debt	$3,044,343	$-

For the nine months ended September 30, 2014 and 2013, interest expense on the convertible debentures amounted to $200,509 and $112,777, respectively, and is included on the accompanying condensed consolidated statements of operations. For the three months ended September 30, 2014 and 2013, interest expense on the convertible debentures amounted to $79,025 and $42,073, respectively, and is included on the accompanying condensed consolidated statements of operations. For the nine months ended September 30, 2014 and 2013, total amortization relating to the discount amounted to $560,081 and $319,225, respectively, and is included in interest expense on the accompanying condensed consolidated statements of operations. For the three months ended September 30, 2014 and 2013, total amortization relating to the discount amounted to $158,560 and $117,723, respectively, and is included in interest expense on the accompanying condensed consolidated statements of operations.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2014 and 2013 (Unaudited)

6.           Convertible Debentures (continued)

The Company bifurcated the conversion option from its debt host. The fair value of the conversion option liabilities were determined to be $794,350 at the date of issuance, utilizing the lattice method. The fair value of the conversion option liabilities as of September 30, 2014 was $519,946. The significant assumptions which the Company used to measure the fair value at the date of issuance and September 30, 2014 of the conversion option liability are as follows:

	Date of Issuance	September 30, 2014
Stock price	$0.25	$0.21
Term	1.48 to 1.98 years	1 to 1.5 years
Volatility	50%	50%
Risk-free interest rate	0.09-0.37%	0.13%
Exercise price	$0.25	$0.25
Delta	0.02-0.03	0.02-0.03
Up Ratio	1.078-1.091	1.065-1.079
Down Ratio	0.910-0.922	0.921-0.935
Up transition probability	0.500	0.500

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

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2014 and 2013 (Unaudited)

7.           Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of the common shares issuable upon the exercise of stock options and warrants. Potentially dilutive common shares are excluded from the calculation if their effect is antidilutive.  Diluted income per share includes the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” method as applicable.  At September 30, 2014, there were options and warrants to purchase 14,030,001 and 25,572,059 shares of common stock, respectively, outstanding which could potentially dilute future net income (loss) per share. At September 30, 2014 the Company also has outstanding convertible debt which is initially convertible into 15,982,800 shares of common stock that could potentially dilute future net income (loss) per share. The number of shares the convertible debt could be converted into could potentially increase under certain circumstances related to the market price of the Company’s common stock at the time of conversion. At September 30, 2013, there were options and warrants to purchase 10,320,001 and 6,119,864 shares of common stock, respectively, outstanding which could potentially dilute future net income (loss) per share. At September 30, 2013 the Company also had outstanding convertible debt which was initially convertible into 4,818,605 shares of common stock, which could potentially dilute future net income (loss) per share.

The numerator in dilutive income per share calculation for the three months ended September 30, 2014 gives effect to (i) add back of $242,789 of contractual interest expense under the Company’s convertible notes and the accretion of discount under the convertible notes (recorded as interest expense) and (ii) the elimination of the $312,036 net gain related to the change in the fair value of the derivative liability associated with the conversion option embedded in our convertible notes.  The number of shares included in the presentation of diluted income per share for the three months ended September 30, 2014 includes (i) 1,028,430 prorated for the weighted average number of stock options with exercise prices that are less than the average share price of $0.19 per share for the three months ended September 30, 2014 and (ii) 15,982,000 for the number of common shares underlying the conversion option embedded in the Company’s convertible notes.  There were no common stock purchase warrants with exercise prices less than the average share price of $0.19 for the three months ended September 30, 2014.  As such, common stock purchase warrants were excluded from the computation of diluted income per share.

The adjustment for stock options was calculated using the treasury stock method and the adjustment for the conversion option embedded in the Company’s notes was calculated using the “if converted” method.

Basic and diluted net income (loss) per share was calculated as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (loss)	$920,452	$(466,021)	$(1,728,357)	$(1,656,987)

Weighted average shares outstanding - basic	42,773,093	42,198,093	42,767,049	42,198,093
Dilutive effect of stock options and warrants	17,011,230	-	-	-
Weighted average shares outstanding - diluted	59,784,323	42,198,093	42,767,049	42,198,093

Net income (loss) per share - basic	$0.02	$(0.01)	$(0.04)	$(0.04)
Net income (loss) per share - diluted	$0.01	$(0.01)	$(0.04)	$(0.04)

8.           Warrants

In conjunction with a private placement in October 2010 (the “2010 Private Placement”), the Company issued warrants to Ladenburg, the placement agent for the 2010 Private Placement.  The warrants entitle Ladenburg to purchase up to a total of 1,044,584 shares of common stock for $0.25 per share.  The warrants expire October 28, 2015.  The warrants are exercisable, at the option of the holder, at any time prior to their expiration. The fair value of warrants issued to placement agents was calculated utilizing the lattice method.  The warrants issued to Ladenburg contain provisions that make them redeemable for cash by the holder of the warrant under certain circumstances that are not within the control of the Company. Accordingly, the fair market value of the warrants as of the date of issuance has been classified as liabilities. The fair value of the 2010 Private Placement warrants as of September 30, 2014 and December 31, 2013 was $26,898 and $41,078, respectively.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2014 and 2013 (Unaudited)

8.           Warrants (continued)

In conjunction with a private placement in 2012 (the “2012 Private Placement”), the Company issued warrants to Ladenburg in March 2012.  The warrants entitle Ladenburg to purchase up to a total of 86,323 shares of common stock for $0.35 per share and expire March 27, 2017.  The Company also issued warrants to Ladenburg in May 2012 in connection with the additional 702,872 shares of common stock issued in the 2012 Private Placement.  These warrants entitle Ladenburg to purchase 29,700 shares of common stock at $0.35 per share and expire May 22, 2017.  The warrants are exercisable, at the option of the holder, at any time prior to their expiration.  The fair value of warrants issued to placement agents was calculated utilizing the lattice method.  The warrants issued to Ladenburg contain provisions that make them redeemable for cash by the holder of the warrant under certain circumstances that are not within the control of the Company.  Accordingly, the fair market value of the warrants as of the date of issuance has been classified as liabilities. The fair value of the 2012 Private Placement warrants as of September 30, 2014 and December 31, 2013 was $2,544 and $4,050, respectively.

In connection with the issuance of the 2012 Hillair Debenture disclosed in Note 6, the Company issued 2012 Hillair Warrants to Hillair. The 2012 Hillair Warrants originally entitled Hillair to purchase up to 2,604,651 shares of Common Stock for $0.4488 per share, subject to adjustments upon certain events. The 2012 Hillair Warrants may be exercised at any time on or after June 27, 2013 and expire on June 27, 2018. As a result of the transactions consummated pursuant to the Exchange Agreement and the 2014 SPA as disclosed in Note 6, the number of shares of Common Stock Hillair is entitled to purchase under the 2012 Hillair Warrants has increased to 4,480,000 and can be purchased for $0.25 per share. The fair value of the 2012 Hillair Warrants was calculated utilizing the lattice method. The 2012 Hillair Warrants contain provisions that make them redeemable for cash by the holder of the warrant under certain circumstances that are not within the control of the Company. Accordingly, the fair market value of the 2012 Hillair Warrants as of the date of issuance has been classified as liabilities and has been included as a debt discount of the 2012 Hillair Debenture described in Note 6. The fair value of the 2012 Hillair Warrants as of September 30, 2014 and December 31, 2013 was $187,017 and $89,940, respectively.

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

As part of the issuance of the January 2013 Debentures to Next View and the Other Investor as disclosed in Note 6, the Company issued the January 2013 Warrants to Next View and the Other Investor. The January 2013 Warrants originally entitled Next View and the Other Investor to purchase up to 651,163 and 260,465, respectively, shares of Common Stock for $0.4488 per share, subject to adjustments upon certain events. The January 2013 Warrants issued to Next View and the Other Investor contain substantially all of the same terms as the 2012 Hillair Warrants. As a result of the transactions consummated pursuant to the Exchange Agreement and the 2014 SPA as disclosed in Note 6, the number of shares of Common Stock Next View and the Other Investor are entitled to purchase has increased to 1,120,000 and 448,000, respectively, and can be purchased for $0.25 per share. The fair value of the January 2013 Warrants as of the date of issuance has been classified as liabilities and has been included as a debt discount of the January 2013 Debentures described in Note 6. The fair value of the January 2013 Warrants issued to Next View and the Other Investor as of September 30, 2014 and December 31, 2013 was $65,456 and $31,479, respectively.

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

As part of the issuance of the April 2013 Debentures to Casano and Masterson as disclosed in Note 6, the Company issued the April 2013 Warrants to Casano and Masterson. The April 2013 Warrants originally entitled Casano and Masterson to purchase up to 1,041,861 and 260,465, respectively, shares of Common Stock for $0.4488 per share, subject to adjustments upon certain events. The April 2013 Warrants issued to Casano and Masterson contain substantially all of the same terms as the 2012 Hillair Warrants. As a result of the transactions consummated pursuant to the Exchange Agreement and the 2014 SPA as disclosed in Note 6, the number of shares of Common Stock Casano and Masterson are entitled to purchase has increased to 1,792,000 and 448,000, respectively and can be purchased for $0.25 per share. The fair value of the April 2013 Warrants as of the date of issuance has been classified as liabilities and has been included as a debt discount of the April 2013 Debentures described in Note 6. The fair value of the April 2013 Warrants issued to Casano and Masterson as of September 30, 2014 and December 31, 2013 was $90,500 and $48,191, respectively.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2014 and 2013 (Unaudited)

8.           Warrants (continued)

Pursuant to the Exchange Agreement disclosed in Note 6, the Company issued 2014 Exchange Warrants to Hillair, Casano and Masterson. The 2014 Exchange Warrants entitle Hillair, Casano and Masterson to purchase up to 5,107,200, 2,042,880, and 510,720, respectively, shares of Common Stock at $0.275 per share, subject to adjustments upon certain events. The 2014 Exchange Warrants may be exercised at any time after April 10, 2014 and expire on April 10, 2019. The fair value of the 2014 Exchange Warrants issued to Hillair, Casano and Masterson was calculated utilizing the lattice method. The 2014 Exchange Warrants contain provisions that make them redeemable for cash by the holder of the warrant under certain circumstances that are not within the control of the Company. Accordingly, the fair value of the 2014 Exchange Warrants as of the date of issuance has been classified as liabilities and has been included in the loss on extinguishment of debt on the accompanying condensed consolidated statements of operations. The fair value of these warrants as of September 30, 2014 and the date of issuance was $302,834 and $490,601, respectively.

As part of the issuance of the 2014 New Debentures as disclosed in Note 6, the Company issued warrants to purchase up to 8,322,000 shares of Common Stock at $0.275 per share (the “2014 New Warrants”), subject to adjustments upon certain events. The 2014 New Warrants contain substantially all of the same terms as the 2014 Exchange Warrants. The fair value of the 2014 New Warrants as of the date of issuance has been classified as liabilities and has been included as a debt discount of the 2014 New Debentures described in Note 6. The fair value of the 2014 New Warrants as of September 30, 2014 and the date of issuance was $328,971 and $532,944, respectively.

A summary of warrant activity as of September 30, 2014 and changes during the nine months ended are presented below:

	Number of Warrants	Weighted Average Exercise Price Per Share	Weighted Average Remaining Terms (in years)	Aggregate Intrinsic Value

Outstanding - December 31, 2013	6,119,864	$0.26	3.38	-
Issued	15,982,800	0.275
Anti-Dilutive Adjustment	3,469,395	0.25
Exercised	-	-
Forfeited	-	-
Outstanding - September 30, 2014	25,572,059	$0.27	4.14	$-

Exercisable -September 30, 2014	25,572,059	$0.27	4.14	$-

The change in fair value of all of the Company’s outstanding warrants of $655,120 and $10,069 is included in the accompanying condensed consolidated statements of operations for the three months ended September 30, 2014 and 2013, respectively. The change in fair value of all of the Company’s outstanding warrants of $234,063 and $196,330 is included in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2014 and 2013, respectively.

The significant assumptions which the Company used to measure the fair value of warrants at September 30, 2014 and December 31, 2013 is as follows:

	2014	2013
Stock price	$0.21		$0.21
Term	1.08 - 4.53 Years		1.83 - 4.79 Years
Volatility	50%		50%
Risk-free interest rate	0.13 - 1.78%		0.38 - 1.75%
Exercise prices	$0.25-0.35	$	$ 0.25-0.4488
Dividend yield	0.00%		0.00%
Delta	0.03 - 0.08		0.03 - 0.08
Up ratio	1.067 - 1.138		1.087 - 1.137
Down ratio	0.861 - 0.933		0.861 - 0.913
Up transition probability	0.500		0.500

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2014 and 2013 (Unaudited)

9.        Stock Options and Grants

2011 Plan - On July 27, 2011, in connection with the Merger, the Company obtained the written consent of holders of a majority of its outstanding common stock approving the 2011 Incentive Stock Plan (the “2011 Plan”). The 2011 Plan covers up to 8,000,000 shares of common stock, and all officers, directors, employees, consultants and advisors are eligible to be granted awards under the 2011 Plan. An incentive stock option may be granted under the 2011 Plan only to a person who, at the time of the grant, is an employee of the Company or its subsidiaries. The 2011 Plan expires on July 26, 2021, and is administered by the Company’s board of directors. As of September 30, 2014, there were 3,928 shares of common stock available for issuance under the 2011 Plan.

2012 Board Equity Authorization - During 2012, the Company’s board of directors approved the issuance of up to an additional 2,000,000 shares of the Company’s common stock in the form of restricted stock or options (the “2012 Board Equity Authorization”). These options generally have the same terms and conditions as those provided under the 2011 Plan, however, the authorization of these options is not subject to shareholder approval. The 2012 Board Equity Authorization has not been approved by the Company’s stockholders. The issuance of these options will be approved by the Company’s board of directors on a case-by-case basis.  As of September 30, 2014, there were 66,071 shares of common stock available for issuance under this approval.

2013 Plan - During November 2013, the Company’s board of directors approved the issuance of up to 2,000,000 shares of the Company’s Common Stock in the form of restricted stock or options (“2013 Stock Plan”). The options granted under the 2013 Stock Plan have generally the same terms and conditions as those provided under the 2011 Plan. The 2013 Plan has not been approved by the Company’s stockholders. The Stock Plan is administrated by the Company’s board of directors. As of September 30, 2014, there were 1,600,000 shares of common stock available for issuance under the 2013 Stock Plan.

2014 Plan - On July 15, 2014, at the annual meeting of the Company’s shareholders, the shareholders holding a majority of the Company’s outstanding common stock voted to approve the 2014 Incentive Stock Plan (“2014 Stock Plan”). The 2014 Stock Plan contains 12,000,000 shares of the Company’s Common Stock, which is available for grant to directors, officers and employees of, and consultants and advisors to, the Company or any subsidiary of the Company; provided that incentive stock options may only be granted to employees of the Company and its subsidiaries. An incentive stock option may be granted under the 2014 Plan only to a person who, at the time of the grant, is an employee of the Company or its subsidiaries. Grants under the 2014 Stock Plan may take the form of options, stock appreciation rights, restricted stock and other equity incentives. The 2014 Plan expires on July 14, 2024, and is administered by a committee consisting of two or more directors appointed by the Company’s Board. As of September 30, 2014, there were 8,250,000 shares of common stock available for issuance under the 2014 Stock Plan.

A summary of stock option activity as of September 30, 2014 and changes during the nine months then ended are presented below:

	Shares	Weighted Average Fair Value Per Share	Weighted Average Exercise Price Per Share	Weighted Average Remaining Terms (in years)	Aggregate Intrinsic Value

Outstanding - December 31, 2013	10,330,001	$0.10	$0.36	8.16	109,050
Granted	3,750,000	0.12	0.11
Exercised	50,000	0.09	0.20
Cancelled	-	-	-
Outstanding - September 30, 2014	14,030,001	$0.08	$0.31	8.06	$429,375

Exercisable - December 31, 2013	8,416,668	$0.10	$0.32	8.05	$107,517
Exercisable - September 30, 2014	11,169,168	$0.10	$0.33	7.65	$178,708

For the three months and nine months ended September 30, 2014, the Company recognized stock-based compensation expense of $130,114 and $203,695, respectively, which is included in payroll and related expenses in the accompanying condensed consolidated statements of operations.

As of September 30, 2014, there was $294,877 of total unrecognized compensation costs related to non-vested stock options, which will be expensed over a weighted average period of 1.68 years. The intrinsic value is calculated as the difference between the fair value as of the balance sheet date and the exercise price of each of the outstanding stock options. The fair value at September 30, 2014 and December 31, 2013 was $0.21 and $0.22 per share, respectively, as determined by using a weighted value between the income approach method and the weighted average bulletin board price.

On July 30, 2014, Paul Galvin, the Company’s Chief Executive Officer, Brian Wasserman, the Company’s Chief Financial Officer, and Jennifer Strumingher, the Company’s Chief Administrative Officer were granted options to purchase 2,000,000, 1,000,000 and 750,000, respectively, shares of the Company’s Common Stock with an exercise price of $0.11 per share. These options were granted under the 2014 Stock Plan. One-third of the options vest upon the grant date, the second third vests on the first anniversary date of the grant date, and the remaining third vests on the second anniversary of the grant date. The fair value of these options upon issuance amounted to $446,250.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2014 and 2013 (Unaudited)

10.        Commitments

Operating lease - The Company leases office space in New York City to conduct its business. The Company’s previous lease began in October 2011 and was terminated as of September 30, 2013. As of September 30, 2014, the Company owes $25,000 to the former lessor which will be settled with the issuance 83,334 shares of the company’s common stock. Non-contingent rent increases were being amortized over the life of the lease on a straight line basis. The Company’s current lease began on October 1, 2013 and expires December 31, 2014. The rental expense charged to operations for the three months ended September 30, 2014 and 2013 amounted to $14,400 and $3,898, respectively. The rental expense charged to operations for the nine months ended September 30, 2014 and 2013 amounted to $43,200 and $57,672, respectively.

11.        Related Party Transactions

On March 26, 2009, the Company entered into a $50,000 revolving credit promissory note (the “Revolver”) with Vector Group Ltd. (“Vector”), the former controlling stockholder of the Company. On January 26, 2011, the Company and Vector entered into an amendment to the Revolver increasing the amount that the Company may borrow from $50,000 to $100,000. The loan bears interest at 11% per annum and was due on December 31, 2013. During January 2014, the Revolver was extended from December 31, 2013 to June 30, 2015. As of September 30, 2014 and December 31, 2013, the balance due to Vector amounted to $73,500. As of September 30, 2014 and December 31, 2013, accrued interest related to the Revolver amounted to $34,767 and $28,636, respectively, and is included in accrued interest, related party on the accompanying condensed consolidated balance sheets. Interest expense for other related party notes payable amounted to $2,066 and $2,066 for the three months ended September 30, 2014 and 2013, respectively. Interest expense for other related party notes payable amounted to $6,131 and $6,131 for the nine months ended September 30, 2014 and 2013, respectively.

ConGlobal Industries, Inc. is a minority stockholder of the Company and provides containers and labor on domestic projects.  The Company recognized Cost of Goods Sold of $195,612 and $338,656, for services ConGlobal Industries, Inc. rendered during the three months ended September 30, 2014 and 2013, respectively. The Company recognized Cost of Goods Sold of $785,002 and $1,215,710, for services ConGlobal Industries, Inc. rendered during the nine months ended September 30, 2014 and 2013, respectively As of September 30, 2014 and December 31, 2013, $104,208 and $176,929, respectively, of such expenses are included in related party accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2014 and 2013 (Unaudited)

11.        Related Party Transactions (continued)

The Lawrence Group is a minority stockholder of the Company and is a building design, development and project delivery firm. The Company recognized Cost of Goods Sold of $4,760 and $52,966 for services The Lawrence Group rendered during the nine months ended September 30, 2014 and 2013, respectively. As of September 30, 2014 and December 31, 2013, $32,389 and $27,629, respectively, of expenses were included in related party accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

An affiliated accounting firm of the Company’s Chief Financial Officer provided accounting and consulting services to the Company. The Company recognized General and Administrative expenses in the amount of $22,300 and $22,000 for the three months ended September 30, 2014 and 2013, respectively. The Company recognized General and Administrative expenses in the amount of $64,300 and $70,050 for the nine months ended September 30, 2014 and 2013, respectively. As of September 30, 2014 and December 31, 2013, $17,300 and $36,050, respectively, of expenses were included in related party accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

The Company has accrued certain reimbursable expenses of owners of the Company. Such expenses amounted to $2,779 as of December 31, 2013, and are included in related party accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

12.        Subsequent Events

In November 2014 a director of the Company exercised options to purchase 62,500 shares of the Company’s Common Stock at $0.20 per share.

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

During 2011, the Company formed SG Blocks Sistema De Constucao Brasileiro LTDA. (“SG Brazil”), a wholly owned subsidiary of the Company. As of September 30, 2014, SG Brazil is inactive.

Results of Operations

Nine Months Ended September 30, 2014 and 2013:

	2014	2013
Loss from operations	(312,086)	(1,438,328)
Other income (expense)	(1,416,271)	(214,290)
Net Loss	(1,728,357)	(1,652,618)

Revenue

Revenue for the nine months ended September 30, 2014 was $5,321,891 compared to $4,309,989 for the nine months ended September 30, 2013. This increase of $1,011,902 resulted mainly from an increase of revenue from block “green steel” jobs partly offset by a decrease in revenue from project management jobs. Revenue recognized from block “green steel” jobs increased by $3,221,668 and revenue recognized from project management jobs decreased by $2,343,599 for the nine months ended September, 2014 compared to the nine months ended September 30, 2013. Revenue from block “green steel” jobs increased primarily due to two jobs from one customer in the amount of $3,935,495 being recognized during the nine months ended September 30, 2014. Revenue from project management jobs decreased primarily due to revenue being recognized on ten jobs during the nine months ended September 30, 2013 compared to revenue from two project management job being recognized during the nine months ended September 30, 2014.

Cost of Revenue and Gross Profit

Cost of revenue decreased by $10,604 to $4,072,839 for the nine months ended September 30, 2014 from $4,083,443 for the nine months ended September 30, 2013. The decrease in cost of revenue resulted primarily from an increase of costs from block “green steel” costs and a decrease in costs from project management jobs. Costs recognized from block “green steel” jobs increased $2,361,745 and costs recognized from project management jobs decreased $2,457,493 for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. Gross profit increased by $1,022,506 to $1,249,052 for the nine months ended September 30, 2014 compared to $226,546 for the nine months ended September 30, 2013. Gross profit percentage increased to 25% for the nine months ended September 30, 2014 compared to 5% for the nine months ended September 30, 2013. This increase results primarily from losses being recognized on project management jobs during the nine months ended September 30, 2013. During the nine months ended September 30, 2013, the Company recognized gross loss in the amount of $191,749 on six project management jobs.

Payroll and Related Expense

Payroll and related expense for the nine months ended September 30, 2014 was $867,540 compared to $1,009,971 for the nine months ended September 30, 2013. This decrease was mainly caused by a decrease in stock compensation expense. Stock compensation decreased by $101,822 to $203,695 for the nine months ended September 30, 2014 compared to $305,517 for the nine months ended September 30, 2013.

Other Operating Expenses

Other operating expense for the nine months ended September 30, 2014 was $693,598 compared to $654,903 for the nine months ended September 30, 2013. The change results primarily from an increase of $36,099 in bad debt expense, for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.

Interest Expense

Interest expense for the nine months ended September 30, 2014 was $821,090 compared to $505,378 for the nine months ended September 30, 2013. The change results primarily from an increase of $240,856 in amortization of debt discount, for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.

Other income (expense)

During the nine months ended September 30, 2014 and 2013, there was other (income) expense recognized due to a change in fair value of financial instruments of $508,974 and $290,973, respectively. Also, during the nine months ended September 30, 2014 a loss of $1,104,179 was recognized on the extinguishment of debt.

Three Months Ended September 30, 2014 and 2013:

	2014	2013
Income (loss) from operations	198,143	(303,756)
Other income (expense)	722,309	(161,626)
Net Income (loss)	920,452	(465,382)

Revenue

Revenue for the three months ended September 30, 2014 was $3,647,058 compared to $1,732,201 for the three months ended September 30, 2013. This increase of $1,914,857 resulted mainly from an increase in an increase of revenue from block “green steel” jobs partly offset by a decrease in revenue from project management jobs. Revenue recognized from block “green steel” jobs increased by $2,673,488 and revenue from project management jobs decreased by $830,975 for the three months ended September 30, 2014 compared to the three months ended September 30 2013. . Revenue from block “green steel” jobs increased primarily due to one job in the amount of $3,259,610 being recognized during the three months ended September 30, 2014. Revenue from project management jobs decreased primarily due to revenue being recognized on eight jobs during the three months ended September 30, 2013 compared to revenue from one project management job being recognized during the three months ended September 30, 2014.

Cost of Revenue and Gross Profit

Cost of revenue increased by $1,307,159 to $2,822,320 for the three months ended September 30, 2014 from $1,515,161 for the three months ended September 30, 2013. The increase in cost of revenue resulted primarily from an increase in costs from block “green steel’ jobs and a decrease in costs from project management jobs. Costs recognized block “green steel’ jobs increased by $1,960,674 and costs from project management jobs decreased $715,826 for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. Gross profit increased by $607,698 to $824,738 for the three months ended September 30, 2014 compared to $217,040 for the three months ended September 30, 2013. Gross profit percentage increased to 23% for the three months ended September 30, 2014 compared to 13% for the three months ended September 30, 2013. This increase results primarily from losses being recognized on project management jobs during the three months ended September 30, 2013. During the three months ended September 30, 2013, the Company recognized gross loss in the amount of $57,904 on three project management jobs.

Payroll and Related Expense

Payroll and related expense for the three months ended September 30, 2014 was $357,643 compared to $332,878 for the three months ended September 30, 2013. This increase was mainly caused by an increase in stock compensation expense. Stock compensation increased by $33,905 to $130,114 for the three months ended September 30, 2014 compared to $96,209 for the three months ended September 30, 2013.

Other Operating Expenses

Other operating expense for the three months ended September 30, 2014 was $268,952 compared to $187,918 for the three months ended September 30, 2013. The change results primarily from an increase of $53,767 in professional fees, for the three months ended September 30, 2014 compared to the three months ended September 30, 2013

Interest Expense

Interest expense for the three months ended September 30, 2014 was $244,855 compared to $184,277 for the three months ended September 30, 2013. This change results from an increase in debt as of September 30, 2014 compared to September 30, 2013.

Other income (expense)

During the three months ended September 30, 2014 and 2013, there was other (income) expense recognized due to a change in fair value of financial instruments of $967,156 and $22,616, respectively.

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

Liquidity and Capital Resources

Since SG Building’s inception in 2008, SG Building has generated losses from operations and the Company anticipates that it will continue to generate losses from operations for the foreseeable future. As of September 30, 2014 and December 31, 2013, the Company’s stockholders’ deficiency was approximately $3,648,000 and $2,089,000, respectively. The Company’s net loss from operations for the nine months ended September 30, 2014 was $1,728,357. Net cash used in operating activities was $648,904 for the nine months ended September 30, 2014.

Through September 30, 2014, the Company has incurred an accumulated deficiency since inception of $10,928,435. At September 30, 2014, the Company had a cash balance of $1,280,370.

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

On April 10, 2014, the Company entered into a Securities Agreement (the “Exchange Agreement”) with Hillair, Casano and Masterson who held Existing Debentures.  Under the terms of the Exchange Agreement, the Existing Debentures with a stated maturity value of $1,680,000 were surrendered in exchange for (i) new Senior Convertible Debentures with a stated interest rate of eight percent (8%) per year, a stated maturity value of $1,915,200, a conversion price of $0.25 per share, subject to adjustment, with a final maturity date of April 1, 2016 (the “2014 Exchange Debentures”), and (ii) five (5) year Common Stock purchase warrants to purchase an aggregate of up to 7,660,800 shares of the Company’s common stock at an exercise price of $0.275 per share (110% of the conversion price), subject to adjustment (the “2014 Exchange Warrants”).  The Company made a payment of $252,000 in April 2014 and $140,000 in July 2014 with respect to the Existing Debentures with a maturity value of $392,000.

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

The Company intends to raise additional funds in the future through either the issuance of equity or debt. The additional capital would be used to fund the Company’s operations. The current level of cash and operating margins is not enough to cover the existing fixed and variable obligations of the Company, so increased revenue performance and the addition of capital through issuances of securities are critical to the Company’s success. To the extent that the Company raises capital through the issuance of equity securities, it would cause dilution to the Company’s stockholders and could also trigger the anti-dilution provisions in the Existing Debentures and Warrants which would also cause dilution to the Company’s stockholders. In addition, there is no guarantee that the Company will be able to raise such additional funds on acceptable terms, if at all.

These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

The Company’s financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should it be unable to continue as a going concern.

Off-Balance Sheet Arrangements

As of September 30, 2014 and December 31, 2013, the Company had no material off-balance sheet arrangements other than operating leases to which SG Building is a party.

In the ordinary course of business, SG Building enters into agreements with third parties that include indemnification provisions which, in its judgment, are normal and customary for companies in its industry sector. These agreements are typically with consultants and certain vendors. Pursuant to these agreements, SG Building generally agrees to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to actions taken or omitted by SG Building. The maximum potential amount of future payments SG Building could be required to make under these indemnification provisions is unlimited. SG Building has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, the Company has no liabilities recorded for these provisions as of September 30, 2014.

Critical Accounting Policies and New Accounting Pronouncements

Critical Accounting Policies

Our condensed consolidated financial statements have been prepared with generally accepted accounting principles in the United States (“GAAP”), which require management to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that management believes to be reasonable. Actual results may differ from those estimates. Critical accounting policies represent the areas where more significant judgments and estimates are used in the preparation of our condensed consolidated financial statements. A discussion of such critical accounting policies, which include share-based payments, derivative instruments, and revenue recognition can be found in our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no material changes to the policies noted above as of the Quarterly Report on Form 10-Q for the period ended September 30, 2014

Related Party Transactions

Transactions with Vector

On March 26, 2009, the Company entered into a $50,000 revolving credit promissory note (the “Revolver”) with Vector Group Ltd. (“Vector”), the former controlling stockholder of the Company. On January 26, 2011, the Company and Vector entered into an amendment to the Revolver increasing the amount that the Company may borrow from $50,000 to $100,000. The loan bears interest at 11% per annum and was due on December 31, 2013. During January 2014, the Revolver was extended from December 31, 2013 to June 30, 2015. As of September 30, 2014 and December 31, 2013, the balance due to Vector amounted to $73,500. As of September 30, 2014 and December 31, 2013, accrued interest related to the Revolver amounted to $34,767 and $28,636, respectively, and is included in accrued interest, related party on the accompanying condensed consolidated balance sheets. Interest expense for other related party notes payable amounted to $2,066 and $2,066 for the three months ended September 30, 2014 and 2013, respectively. Interest expense for other related party notes payable amounted to $6,131 and $6,131 for the nine months ended September 30, 2014 and 2013, respectively.

ConGlobal Industries, Inc. is a minority stockholder of the Company and provides containers and labor on domestic projects.  The Company recognized Cost of Goods Sold of $195,612 and $338,656, for services ConGlobal Industries, Inc. rendered during the three months ended September 30, 2014 and 2013, respectively. The Company recognized Cost of Goods Sold of $785,002 and $1,215,710, for services ConGlobal Industries, Inc. rendered during the nine months ended September 30, 2014 and 2013, respectively As of September 30, 2014 and December 31, 2013, $104,208 and $176,929, respectively, of such expenses are included in related party accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

The Lawrence Group is a minority stockholder of the Company and is a building design, development and project delivery firm. The Company recognized Cost of Goods Sold of $4,760 and $52,966 for services The Lawrence Group rendered during the nine months ended September 30, 2014 and 2013, respectively. As of September 30, 2014 and December 31, 2013, $32,389 and $27,629, respectively, of expenses were included in related party accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

An affiliated accounting firm of the Company’s Chief Financial Officer provided accounting and consulting services to the Company. The Company recognized General and Administrative expenses in the amount of $22,300 and $22,000 for the three months ended September 30, 2014 and 2013, respectively. The Company recognized General and Administrative expenses in the amount of $64,300 and $70,050 for the nine months ended September 30, 2014 and 2013, respectively. As of September 30, 2014 and December 31, 2013, $17,300 and $36,050, respectively, of expenses were included in related party accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

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

Transactions with Frank Casano

On April 24, 2013, the Company issued and sold to Mr. Frank Casano, a Director of the Company: (a) $448,000 in 8% Original Issue Discount Senior Secured Convertible Debentures due July 1, 2014, for a subscription amount of $400,000 (the “Casano 2013 Debenture”), and (b) a common stock purchase warrant (the “Casano 2013 Warrant”) to purchase up to 1,041,861 shares of Common Stock for $0.4488 per share, subject to adjustments upon certain events. The initial conversion price for the Casano 2013 Debenture was $0.43 per share, subject to adjustments upon certain events, as set forth in the Casano 2013 Debenture.

On April 10, 2014, the Company entered into an Exchange Agreement (the “Exchange Agreement”) with certain of the holders of its existing Senior Convertible Debentures, including Mr. Casano. Under the terms of the Exchange Agreement, the Casano 2013 Debenture was exchanged for (a) a new 8% Original Issue Discount Senior Secured Convertible Debentures due April 1, 2016, in the principal amount of $510,000 (the “Casano 2014 Debenture”) and (b) a common stock purchase warrant (the “Casano 2014 Warrant”) to purchase up to 2,042,880 shares of Common Stock for $0.275 per share, subject to adjustments upon certain events. The initial conversion price for the Casano 2014 Debenture is $0.25 per share, subject to adjustments upon certain events, as set forth in the Casano 2014 Debenture. Entry into the Exchange Agreement triggered the anti-dilution provisions of the Casano 2013 Warrant, which reset the exercise price under the Casano 2013 Warrant at $0.25 per share and the number of shares issuable upon exercise of the Casano 2013 Warrant was increased to 1,792,000 shares.

If the Casano 2014 Debenture is converted and the Casano 2013 Warrant and Casano 2014 Warrant are exercised, Mr. Casano would hold 5,877,760 shares.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item4.	Controls and Procedures

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

(b) Changes in Internal Control over Financial Reporting

Notwithstanding our remedial actions and integration of our financial reporting systems following the Merger, there was no change in our internal control over financial reporting that occurred during the third quarter of 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the risk factors below and other information set forth in this Quarterly Report, you should carefully consider the risk factors previously disclosed in “Item 1A, To Part II” of our Annual Report on Form 10-K for the year ended December 31, 2013. There were no material changes from these risk factors during the three months ended September 30, 2014.

Risks Relating to the Company

If we are not successful in our efforts to increase sales or raise capital, we will experience a shortfall in cash over the next twelve months and our ability to raise capital may be limited.

As of September 30, 2014 and December 31, 2013, SG Building, our wholly-owned subsidiary, had cash and cash equivalents of $1,280,370 and $594,248, respectively. However, over the nine months ended September 30, 2014 and the fiscal year ended December 31, 2013, we had a net loss of $1,728,357 and $2,163,302, respectively. While we had net income for the three months ended September 31, 2014, we expect to incur additional losses during the current quarter ended December 31, 2014. If we are not successful with our marketing efforts to increase sales, we will experience a shortfall in cash over the next twelve months. If necessary, we will implement a plan to fund such a deficit which could include, among other things, reducing operating expenses in an amount sufficient to operate the business for a reasonable period of time. In December 2012 and during 2013 we received an aggregate of $1,850,000 from the issuance of convertible debentures. We also received $1,825,000 (before transaction fees and expenses) in April 2014 from the issuance of convertible debentures. We may also seek to obtain debt or additional equity financing to address any shortfalls in our cash. The type, timing and terms of the financing we may select will depend on, among other things, our cash needs, the availability of other financing sources and prevailing conditions in the financial markets. However, there can be no assurance that we would be able to secure additional funds if needed and that if such funds are available, whether the terms or conditions would be acceptable to us. In such case, the further reduction in operating expenses might need to be substantial in order for us to ensure enough liquidity to sustain our operations. It will also be difficult for us to make any acquisitions unless we can raise additional capital. Any financing would be dilutive to our stockholders.

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

Our ability to achieve profitability will depend upon our ability to generate and sustain substantially increased revenues. We may incur operating losses in the future as we execute our growth strategy. We intend to make significant expenditures related to marketing, expansion of our website, hiring of additional personnel, and development of our technology and infrastructure. Although SG Building generated revenue from operations during the nine months ended September 30, 2014 and the year ended December 31, 2013, it has incurred net losses of $1,728,357 and $2,163,302, respectively, during such periods. The likelihood that we will generate net income in the future must be considered in light of the difficulties facing the construction and construction management industries as a whole, economic conditions, the competitive environment in which we operate and the other risks and uncertainties discussed in this Quarterly Report. Our operating results for future periods are subject to numerous uncertainties, and it may not achieve sufficient revenues to sustain or increase profitability on a quarterly or annual basis.

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

As of November 10, 2014, there are outstanding Warrants to purchase 25,572,059 shares of common stock and options to purchase 14,030,001 shares of common stock.  Options to purchase 7,996,072 shares were granted under our 2011 Incentive Stock Plan. Options to purchase 1,933,929 shares were granted under the 2012 Board Equity Authorization, options to purchase 400,000 shares were granted under our 2013 Stock Plan, and options to purchase 3,750,000 shares were granted under our 2014 Incentive Stock Plan.  We also have outstanding convertible debt which is initially convertible into approximately 15,982,800 shares of the Company’s common stock. However, the terms of the convertible debentures provide that under certain circumstances the number of shares issuable upon the conversion of the debentures can be increased based on the market price of the Company’s common stock at the time of conversion. Accordingly, if the price of the common stock is significantly below $0.25 per share the number of shares the convertible debt is convertible into could be significantly higher than 15,982,800 shares. The exercise of such outstanding warrants and options or the conversion into common stock of our convertible debt would dilute the then-existing stockholders' percentage ownership of the Company's stock, and any sales in the public market of common stock underlying such securities could adversely affect prevailing market prices for the common stock.  Moreover, the terms upon which the Company would be able to obtain additional equity capital could be adversely affected since the holders of such securities can be expected to exercise or convert them at a time when the Company would, in all likelihood, be able to obtain any needed capital on terms more favorable to the Company than those provided by such securities.  See Note 9 to the Condensed Consolidated Financial Statements entitled “ Stock Options and Grants ".

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

During the three months ended September 30, 2014, the Company issued the following options to purchase the Company’s common stock to directors, officers and employees of the Company:

Recipient	Date	Exercise Price	Amount
Paul Galvin – Chief Executive Officer and Director	07 /30/2014	$0.11	2,000,000
Brian Wasserman – Chief Financial Officer and Director	07 /30/2014	$0.11	1,000,000
Jennifer Strumingher – Chief Administrative Officer	07 /30/2014	$0.11	750,000
TOTAL			3,750,000

Options to purchase 3,750,000 shares of the Company's common stock were awarded to officers of the Company pursuant to the Company’s 2014 Incentive Stock Plan. Two of the officers receiving such awards are also directors of the Company. One third of the options vest upon grant, the second third vests on the first anniversary of the grant date, and the remaining third vests on the second anniversary of the grant date.  The issuance of such options was exempt from the registration requirements under the Securities Act, pursuant to Section 4(a)(2) thereof, because the transaction did not involve a public offering.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

The following director has exercised options to purchase the Company’s common stock:

Director	Exercise Date	Exercise Price	Options Excercised
J. Bryant Kirkland III	November 10, 2014	$0.20	62,500

Item 6.	Exhibits

3.1	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of SG Blocks, Inc. Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed July 18, 2014.
10.1	2014 Incentive Stock Plan. Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed July 18, 2014.
31.1+	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS+	XBRL Instance Document.
101.SCH+	XBRL Taxonomy Extension Schema Document.
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB+	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Transmitted herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SG BLOCKS, INC.
(Registrant)

Date: November 14, 2014	By:	/s/ Brian Wasserman
Brian Wasserman Chief Financial Officer (Duly Authorized Officer and Principal Financial and Chief Accounting Officer)

