Form 10-K
period 2014-12-31
SG BLOCKS, INC.
filed 2015-03-31
CIK 1023994

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Yes  ☐ No  ☒

The aggregate market value of the common stock held by non-affiliates of SG Blocks, Inc. as of June 30, 2014 was approximately $5,731,554.

As of March 27, 2015, the issuer had a total of 42,918,927 shares of common stock outstanding.

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

During 2011, the Company formed SG Blocks Sistema De Constucao Brasileiro LTDA. (“SG Brazil”), a wholly owned subsidiary of the Company. SG Brazil was formed in order to actively explore opportunities in Brazil. SG Brazil is currently inactive.

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

The SG Buildings Network

One of our stockholders, ConGlobal Industries, Inc. (“ConGlobal”), is also one of our important affiliates.  ConGlobal is one of the largest depot operators in the United States.  ConGlobal operates container repair and storage depots throughout the United States, as well as in Costa Rica and Mexico, catering to major shipping, leasing and freight movement companies around the world.  With a national capacity of over 600 acres, the ConGlobal network of maintenance depots currently handles over 6,500 containers per week and can accommodate at least 170,000 TEU’s (twenty-foot equivalent unit).  Through SG Building, we currently have an exclusive 10 year Collaboration and Supply Agreement, dated July 23, 2007, with ConGlobal (the “ConGlobal Agreement”), which is currently being renegotiated.  Each ConGlobal depot is equipped with the resources to modify used shipping containers into SG Building’s green building material.

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

On December 9, 2014, we entered into a one-year consulting agreement with Admiral Edmund P. Giambastiani, Jr. U.S. Navy (ret) (the “2014 Giambastiani Agreement”).  Pursuant to the 2014 Giambastiani Agreement, Mr. Giambastiani will serve as a consultant to the Company on matters relating to business development and provide advice on products and operations.   Mr. Giambastiani was granted options to purchase 120,000 shares of Company common stock.  Such grants were made pursuant to our 2014 Incentive Stock Plan (the “2014 Plan”) or pursuant to separate grant letters and priced at Fair Market Value on the date of grant. Our previous two-year consulting agreement with Mr. Giambastiani expired in accordance with its terms on December 31, 2013.

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

As of December 31, 2014 and 2013, SG Building, our wholly-owned subsidiary, had cash and cash equivalents of $884,188 and $594,248, respectively. However, during the fiscal years ended December 31, 2014 and 2013, we reported a net loss of $1,537,315 and $2,163,302, respectively. We incurred additional losses during the quarter ended March 31, 2015. If we are not successful with our marketing efforts to increase sales, we will experience a shortfall in cash over the next twelve months. If necessary, we will implement a plan to fund such a deficit which could include, among other things, reducing operating expenses in an amount sufficient to operate the business for a reasonable period of time. During 2013 we received an aggregate of $1,850,000 from the issuance of convertible debentures (the “Existing Debentures”). On April 10, 2014, we entered into an Exchange Agreement (the “Exchange Agreement”), with certain of Holders of the Existing Debentures pursuant to which Existing Debentures with a stated maturity value of $1,680,000 were surrendered in exchange for (a) new Senior Convertible Debentures with a stated interest rate of eight percent (8%) per year, a stated maturity value of $1,915,200, a conversion price of $.25 per share, subject to adjustment, with a final maturity date of April 1, 2016 (the “2014 Exchange Debentures”), and (b) five (5) year warrants to purchase up to 7,660,830 shares of the Company’s common stock at an exercise price of $.275 per share (110% of the conversion price), subject to adjustment (the “2014 Exchange Warrants”).  Existing Debentures with a maturity value of $392,000 will be paid in accordance with the original terms.

Also on April 10, 2014, we entered into a Securities Purchase Agreement (the “2014 SPA”) pursuant to which we issued and sold (a) $2,080,500 (maturity value) in Senior Convertible Debentures for a subscription amount of $1,825,000, that have the same terms as the 2014 Exchange Debentures, including a stated interest rate of eight percent (8%) per year and a conversion price of $.25 per share, subject to adjustment, with a final maturity date of April 1, 2016 (the “2014 New Debentures” together with the 2014 Exchange Debentures, the “2014 Debentures”) and (b) five (5) year warrants to purchase up to 8,322,000 shares of the Company’s common stock at an exercise price of $.275 per share (110% of the conversion price), subject to adjustment (the “2014 New Warrants” together with the 2014 Exchange Warrants, the “2014 Warrants”).  Holders of the 2014 Debentures are referred to in this Annual Report on Form 10-K as the “2014 Holders”.

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

Our ability to achieve profitability will depend upon our ability to generate and sustain substantially increased revenues. We may incur operating losses in the future as we execute our growth strategy. We intend to make significant expenditures related to marketing, expansion of our website, hiring of additional personnel, and development of our technology and infrastructure. Although SG Building generated revenue from operations during the fiscal years ended December 31, 2014 and 2013, it has incurred net losses of $1,537,315 and $2,163,302, respectively, during such periods. The likelihood that we will generate net income in the future must be considered in light of the difficulties facing the construction and construction management industries as a whole, economic conditions, the competitive environment in which we operate and the other risks and uncertainties discussed in this Annual Report. Our operating results for future periods are subject to numerous uncertainties, and it may not achieve sufficient revenues to sustain or increase profitability on a quarterly or annual basis.

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

As of March 27, 2015, there are outstanding Warrants to purchase 25,572,059 shares of common stock and options to purchase 15,425,001 shares of common stock.   We also have outstanding convertible debt which is initially convertible into approximately 15,982,800 shares of the Company’s common stock. However, the terms of the convertible debentures provide that under certain circumstances the number of shares issuable upon the conversion of the debentures can be increased based on the market price of the Company’s common stock at the time of conversion. Accordingly, if the price of the common stock is significantly below $0.25 per share the number of shares the convertible debt is convertible into could be significantly higher than 15,982,800 shares. The exercise of such outstanding warrants and options or the conversion into common stock of our convertible debt would dilute the then-existing stockholders' percentage ownership of the Company's stock, and any sales in the public market of common stock underlying such securities could adversely affect prevailing market prices for the common stock.  Moreover, the terms upon which the Company would be able to obtain additional equity capital could be adversely affected since the holders of such securities can be expected to exercise or convert them at a time when the Company would, in all likelihood, be able to obtain any needed capital on terms more favorable to the Company than those provided by such securities.  See sections entitled “Executive   Compensation - Stock Options ".

We have a history of losses.

We have reported an operating loss in each of our fiscal quarters since inception, except the quarter ending September 30, 2014.  There is a risk that we will continue to incur operating losses.

We are dependent on the services of key personnel, and the unexpected loss of their services may adversely affect its operations.

Our success depends highly upon the personal efforts and abilities of our senior management team, specifically the efforts of Paul Galvin, the Company’s Chief Executive Officer and Director, Stevan Armstrong, the Company’s President and Chief Operating Officer and Director, Brian Wasserman, the Company’s Chief Financial Officer and Director, David Cross, the Company’s Vice President of Business Development, and Jennifer Strumingher, the Company’s Chief Administrative Officer. The employment agreements with Messrs. Galvin, Armstrong and Ms. Strumingher have expired and the Company is currently negotiating a new agreement with Mr. Galvin. Although there is a general agreement on the terms of the new agreement, there can be no assurance that the Company will be able to enter into a new agreement with Mr. Galvin on favorable terms. The loss of the services of one or more of these individuals could have a material adverse effect on our business.  Our ability to achieve profitability and generate increased revenue will depend upon our ability to retain, and attract if necessary, experienced management personnel.

Ms. Strumingher has informed the Company that she currently intends to resign from her position as Chief Administrative Officer as of June 1, 2015. Ms. Strumingher will continue to serve in a consulting capacity and as a member of the Board of Directors of the Company following her resignation as Chief Administrative Officer.

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

We have relationships with key materials vendors, and we rely on suppliers for our purchases of products from them.  Any inability to obtain materials or services in the volumes required and at competitive prices from our major trading partners, the loss of any major trading partner, or the discontinuation of vendor financing (if any) may seriously harm our business because we may not be able to meet the demands of our customers on a timely basis in sufficient quantities or at all.  Other factors, including reduced access to credit by our vendors resulting from economic conditions, may impair our vendors’ ability to provide products in a timely manner or at competitive prices.  We also rely on other vendors for critical services such as transportation, supply chain and professional services.  Any negative impacts to our business or liquidity could adversely impact our ability to establish or maintain these relationships. Ms. Strumingher has informed the Company that she currently intends to resign from her position as Chief Administrative Officer as of June 1, 2015. Ms. Strumingher will continue to serve in a consulting capacity and as a member of the Board of Directors of the Company following her resignation from that position.

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

Risks of Being a Public Company

As a result of the merger between a wholly-owned subsidiary of the Company and SG Building in November 2011, we have become subject to more reporting requirements of federal securities laws, which can be expensive.

As a result of the merger between a wholly-owned subsidiary of the Company and SG Building in November 2011, we have become an operating company. See the section entitled “ Description of Business - SG Blocks Merger ” in Part I, Item 1 of this Annual Report on Form 10-K for a description of the Merger.  Accordingly, we are subject to more information and reporting requirements of the Securities Exchange Act of 1934 and other Federal securities laws, including compliance with the Sarbanes-Oxley Act. The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the Securities and Exchange Commission (including reporting of the Merger) and furnishing audited reports to stockholders have increased and caused our expenses to be higher.

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

We completed a capital raise on April 10, 2014, pursuant to which we issued the 2014 Debentures, the 2014 Warrants and entered in to the 2014 SPA, which resulted in significant dilution. As a result of acquisitions or additional capital raisings, we may issue additional securities or instruments that may be convertible into or exercisable or exchangeable for, or otherwise entitle the holder thereof to receive common stock.  The issuance of such additional securities will dilute the ownership of our then current stockholders.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES.

We lease office space in New York City for use as our headquarters. We have three individual offices, with shared use of conference rooms, kitchen and other amenities.  The lease originally expired December 31, 2014 and was extended to March 2015.  Subsequent to March 2015, we will enter into a new month to month lease for office space. We also have use of storage and processing space at certain ConGlobal facilities pursuant to the ConGlobal Agreement.  We believe that our current facilities are adequate for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS.

None

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

Year Ended December 31, 2014	High	Low
Fourth Quarter	$0.22	$0.08
Third Quarter	0.39	0.11
Second Quarter	0.30	0.16
First Quarter	0.31	0.21

Year Ended December 31, 2013	High	Low
Fourth Quarter	$0.33	$0.13
Third Quarter	0.36	0.14
Second Quarter	0.35	0.13
First Quarter	0.39	0.16

Stockholders

As of March 27, 2015, there were 42,918,927 shares of common stock outstanding, held by 108 holders of record.

Dividend Policy

We have never declared or paid dividends on our common stock and do not expect to pay any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During the three months ended December 31, 2014, the Company issued the following options to purchase the Company’s common stock to consultants, directors, officers and employees of the Company:

Recipient	Date	Exercise Price	Amount
Stevan Amstrong	11 /21/14	0.275	50,000
David Cross	10 /8/14	0.21	250,000
Kevin King	10 /8/14	0.21	100,000
J. Bryant Kirkland	11 /21/14	0.275	62,500
Joseph Tacopina	11 /21/14	0.275	50,000
J. Scott Magrane	11 /21/14	0.275	62,500
Christopher Melton	11 /21/14	0.275	62,500
Marc Bell	11 /21/14	0.275	50,000
Frank Casano	11 /21/14	0.275	50,000
Edmund P. Giambastiani, Jr. *	12 /9/14	0.275	120,000
David Claghorn	10 /8/14	0.21	350,000
Paul Aquasanta	10 /8/14	0.21	250,000

*Consultant
TOTAL			1,457,500

These options were awarded by approval of the Company’s Board of Directors, or the Board, and under the 2014 Incentive Stock Plan (2014 Plan).  The 2014 Plan was approved by the Company’s Stockholders on July 15, 2014.  One third of the options vest upon grant, the second third vests on the first anniversary of the grant date, and the remaining third vests on the second anniversary of the grant date.  These options generally have the same terms and conditions as provided under the 2011 Incentive Stock Plan (2011 Plan) (See Note 16). The aggregate number of such options granted to consultants is 120,000 options. The issuance of such options was exempt from the registration requirements under the Securities Act, pursuant to Section 4(a)(2) thereof, because the transaction did not involve a public offering.

Issuer Purchases of Equity Securities

No securities of ours were repurchased by us during 2014.

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

During 2011, the Company formed SG Blocks Sistema De Constucao Brasileiro LTDA. (“SG Brazil”), a wholly owned subsidiary of the Company. SG Brazil was formed in order to actively explore opportunities in Brazil. SG Brazil is currently inactive.

Results of Operations

Years Ended December 31, 2014 and 2013:

Year Ended December 31

	2014	2013
Loss from operations	(752,796)	(1,858,775)

Other income (expenses):	(784,519)	(304,527)
Net Loss	(1,537,315)	(2,163,302)

Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013:

Revenue

Revenue for the year ended December 31, 2014 was $6,036,953 compared to $5,732,776 for the year ended December 31, 2013. This increase of $304,177 resulted mainly from an increase of revenue from block “green steel” jobs which was partially offset by a decrease in project management jobs. Revenue recognized from block “green steel” jobs increased by $2,531,243 and revenue recognized from project management job decreased by $2,227,273 for the year ended December 31, 2014 compared to the year ended December 31, 2013. Revenue from block “green steel” jobs increased primarily due to one job in the amount of $3,259,610 being recognized, which was partially offset by a decrease in revenue from a recurring customer of approximately $934,000, during the year ended December 31, 2014. During the year ended December 31, 2014, the Company recognized revenue from 3 project management jobs compared to 10 project management jobs for the year ended December 31, 2013.

Cost of Revenue and Gross Profit

Cost of revenue decreased by $579,081 to $4,570,138 for the year ended December 31, 2014 from $5,149,219 for the year ended December 31, 2013. The increase in cost of revenue resulted primarily from an increase of costs from block “green steel” costs which was partially offset by a decrease of costs from project management jobs. Costs recognized from block “green steel” jobs and project management jobs increased $1,839,037 and decreased $2,485,338, respectively, for the year ended December 31, 2014 compared to the year ended December 31, 2013. Gross profit increased by $883,258 to $1,466,815 for the year ended December 31, 2014 compared to $583,557 for the year ended December 31, 2013. Gross profit percentage increased to 24% for the year ended December 31, 2014 compared to 10% for the year ended December 31, 2013. This increase results primarily from losses on five jobs from one customer in the amount of $197,240 being recognized during the year ended December 31, 2013.

Payroll and Related Expense

Payroll and related expense for the year ended December 31, 2014 was $1,216,300 compared to $1,350,953 for the year ended December 31, 2013. Stock compensation decreased by $127,238 to $294,067 for the year ended December 31, 2014 compared to $421,305 for the year ended December 31, 2013.

Other Operating Expenses

Other operating expense for the year ended December 31, 2014 was $1,003,311 compared to $1,091,379 for the year ended December 31, 2013. The change results primarily from an increase of $38,658 and a decrease of $92,401, in insurance expense and professional fees respectively, for the year ended December 31, 2014, compared to the year ended December 31, 2013.

Interest Expense

Interest expense for the year ended December 31, 2014 was $1,066,833 compared to $689,156 for the year ended December 31, 2013. This increase of $377,677 results from accrued interest and interest paid, amortization of debt discount on the Company’s convertible debentures and amortization of debt issuance costs.

Other Income (Expense)

During the year ended December 31, 2014 there was other income of $1,386,469 recognized due to a change in fair value of financial instruments, compared to $358,973 in 2013. Also, during the year ended December 31, 2014 there was a loss on extinguishment of debt recognized in the amount of $1,104,179.

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

Liquidity and Capital Resources

Since SG Building’s inception in 2008, SG Building has generated losses from operations and the Company anticipates that it will continue to generate losses from operations for the foreseeable future. As of December 31, 2014 and 2013, the Company’s stockholders’ deficiency was approximately $3,330,000 and $2,089,000, respectively.  The Company’s net loss from operations for the years ended December 31, 2014 and 2013 was $1,537,315 and $2,163,302, respectively.  Net cash used in operating activities was $1,053,687 and $1,075,604 for the years ended December 31, 2014 and 2013, respectively.

Through December 31, 2014, the Company has incurred an accumulated deficiency since inception of $10,737,393.  At December 31, 2014, the Company had a cash balance of $884,188.

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

On April 10, 2014, the Company entered into an Exchange Agreement (the “Exchange Agreement”) with certain of the holders of its existing Senior Convertible Debentures (the "Existing Debentures").  Under the terms of the Exchange Agreement, Existing Debentures with a stated maturity value of $1,680,000 have been surrendered in exchange for (a) new Senior Convertible Debentures with a stated interest rate of eight percent (8%) per year, a stated maturity value of $1,915,200, a conversion price of $.25 per share, subject to adjustment, with a final maturity date of April 1, 2016 (the “2014 Exchange Debentures”), and (b) five (5) year warrants to purchase up to 7,660,830 shares of the Company’s common stock at an exercise price of $.275 per share (110% of the conversion price), subject to adjustment (the “2014 Exchange Warrants”).  Existing Debentures with a maturity value of $392,000 were paid in accordance with the original terms.

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

The Exchange Agreement and the 2014 SPA triggered anti-dilution adjustments to the warrants issued on the Existing Debentures based on a $.25 per share conversion price (adjusted from the original stated conversion price of $.43 per share), which reduces the exercise price to $.25 per share and increased the number of shares issuable upon the exercise of these warrants to 8,288,000 shares.

At any time after April 10, 2014, (the “Original Issue Date”) until the 2014 Debentures are no longer outstanding, the 2014 Debentures will be convertible, in whole or in part, into shares of Common Stock at the option of the 2014 Holders, subject to certain conversion limitations set forth in the 2014 Debentures.  The initial conversion price for the 2014 Debentures is $.25 per share, subject to adjustments upon certain events, as set forth in the 2014 Debentures.  The Company will pay interest on the aggregate unconverted and then outstanding principal amount of the 2014 Debentures at the rate of 8% per annum, payable quarterly on January 1, April 1, July 1 and October 1, beginning on October  1, 2014.  Interest is payable in cash or at the Company’s option in shares of Common Stock, provided certain terms and conditions are met as more fully described in the 2014 Debentures.  On each of October 1, 2015 and January 1, 2016, the Company is obligated to redeem an amount equal to $ 998,925 and on April 1, 2016, an amount equal to $1,997,850, plus accrued but unpaid interest, liquidated damages and any other amounts then owing in respect of the 2014 Debentures (as to each of the forgoing periodic redemptions, each a “Periodic Redemption Amount”).  In lieu of a cash redemption and subject to the Company meeting certain equity conditions described in the 2014 Debentures, the Company may elect to pay the Periodic Redemption Amount in shares on the terms set forth in the 2014 Debentures.

For additional information related to 2014 SPA and the transactions related thereto, see Note 10 in the Notes to Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K.

Upon any Event of Default (as defined in the Debenture), the outstanding principal amount of the Debenture, plus liquidated damages, interest, a premium of 30% and other amounts owing in respect thereof through the date of acceleration, will become, at the 2014 Holders’ election, immediately due and payable in cash.  Commencing five days after the occurrence of any Event of Default, the interest rate on the Debenture shall accrue at an interest rate equal to the lesser of 18% per annum or the maximum rate permitted under applicable law. The 20014 Debentures contain anti-dilution protective provisions as described therein. The Company is subject to compliance with certain covenants under the 2014 Debentures as set forth therein.

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

Off –Balance Sheet Arrangements

As of December, 2014 and 2013, the Company had no material off-balance sheet arrangements other than operating leases to which SG Building is a party.

In the ordinary course of business, SG Building enters into agreements with third parties that include indemnification provisions which, in its judgment, are normal and customary for companies in its industry sector. These agreements are typically with consultants and certain vendors. Pursuant to these agreements, SG Building generally agrees to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to actions taken or omitted by SG Building. The maximum potential amount of future payments SG Building could be required to make under these indemnification provisions is unlimited. SG Building has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, SG Building has no liabilities recorded for these provisions as of December 31, 2014.

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

Related Party Transactions

See the section entitled “Certain Relationships and Related Transactions, and Director Independence – Transactions with Related Persons” in Part III, Item 13 of this Annual Report on Form 10-K for a description of related party transactions.

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

As of December 31, 2014, we carried out an assessment of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992.  Based on our evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2014.

As of December 31, 2014, we had identified certain matters that constituted material weaknesses in our internal controls over financial reporting, specific material weaknesses include the fact that we (i) have experienced difficulty in generating data in a form and format that facilitates the timely analysis of information needed to produce accurate financial reports, (ii) have experienced difficulty in applying complex accounting and financial reporting and disclosure rules required under GAAP and the SEC reporting regulations, and (iii) have limited segregation of duties.  We have taken certain steps in an effort to correct these material weaknesses, including hiring of a Chief Financial Officer in 2011 who has significant experience with publicly held companies.  Although this was an important step towards improving the application of complex accounting principles, the preparation of financial reports and the segregation of duties, we still believe we have not remediated our deficiencies.  Because these remediation steps have not yet been completed, we have performed additional analyses and other procedures to ensure that our consolidated financial statements contained in this Annual Report were prepared in accordance with GAAP and applicable SEC regulations.

We believe that our weaknesses in internal control over financial reporting and our disclosure controls relate in part to the fact that SG Building is a relatively small company with few employees. Our internal controls are still in a state of transition as we work to remedy the significant deficiencies that together constitute a material weakness in our internal control over financial reporting.

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

(c) Changes in Internal Control over Financial Reporting

Notwithstanding our remedial actions and integration of our financial reporting systems, there was no change in our internal control over financial reporting that occurred during the fourth quarter of 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.       OTHER INFORMATION

Effective March 27, 2015, Mr. Casano resigned as a member of the Board of Directors of the Company.  Mr. Casano’s resignation was not a result of any disagreement with the Company or its executive officers, or any matter relating to the Company’s operations, policies or practices. Following Mr. Casano’s resignation, Ms. Strumingher was appointed to the Board of Directors of the Company effective March 30, 2015. Ms. Strumingher, the Company’s Chief Administrative Officer, has informed the Company that she currently intends to resign from her position as Chief Administrative Officer as of June 1, 2015. Ms. Strumingher will continue to serve in a consulting capacity and as a member of the Board following her resignation as Chief Administrative Officer.

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

Current Directors and Executive Officers

Name	Age	Year First Elected Director	Position

Paul Galvin	52	2011	Chief Executive Officer and Director

Stevan Armstrong	66	2011	President, Chief Operating Officer and Director

J. Bryant Kirkland III	49	1998	Director

Joseph Tacopina	48	2011	Director

J. Scott Magrane	67	2011	Director

Christopher Melton	43	2011	Director

Brian Wasserman	49	2012	Chief Financial Officer and Director

Marc Bell	54	2014	Director

Jennifer Strumingher	39	2015	Director and Chief Administrative Officer

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

Paul M. Galvin was appointed as a director and the Company’s Chief Executive Officer upon consummation of the Merger on November 4, 2011.  Mr. Galvin has served as the Chief Executive Officer of SG Building and its predecessor entity, SG LLC, since April 2009; and as a director of SG Building and its predecessor entity since January 2007. Mr. Galvin is a founder of SG LLC.  Mr. Galvin has been a managing member of TAG, an investment partnership formed for the purpose of investing in SG Building, since October 2007.  Mr. Galvin brings to SG Building over 20 years of experience developing and managing real estate including residential condominiums, luxury sales, market rate and affordable rental projects. Prior to his involvement in real estate, he founded a non-profit organization that focused on public health, housing and child survival, and where he served for over a decade in a leadership position. During that period Mr. Galvin designed, developed, and managed emergency food and shelter programs through New York City’s Human Resources Administration and other Federal and State entities. From November 2005 to June 2007, Mr. Galvin was Chief Operating Officer of Yucaipa Investments where he worked with religious institutions that needed to monetize underperforming assets. There he designed and managed systems that produced highest and best use analysis for hundreds of religious assets and used them to acquire and re-develop properties across the United States. Mr. Galvin holds a B.S. in Accounting from LeMoyne College and a Master’s Degree in Social Policy from Fordham University.  He was formerly an adjunct professor at Fordham University’s Graduate School of Welfare.  Mr. Galvin previously served for ten years on the Sisters of Charity Healthcare System Advisory Board and six years on the board of directors of SentiCare, Inc. In 2011, the Council of Churches of New York recognized Mr. Galvin with an Outstanding Business Leadership Award.  Mr. Galvin’s pertinent experience, qualifications, attributes and skills include managerial experience and the knowledge and experience he has attained in real estate industry.

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

Marc Bell was appointed as a director of the Company on January 30, 2014. Mr. Bell has been the General Counsel and Secretary of Vector since 1994, the Vice President of Vector since January 1998 and the Senior Vice President and General Counsel of Vector Tobacco since April 2002. Since 1998, Mr. Bell has served as Vice President of New Valley Corporation, and its successor New Valley LLC. Vector is a publicly traded holding company listed on NYSE that is primarily engaged in: (a) the manufacture and sale of cigarettes in the United States through its Liggett Group LLC and Vector Tobacco Inc. subsidiaries, and (b) the real estate business through its New Valley LLC subsidiary. New Valley LLC owns 70.59% of Douglas Elliman Realty, LLC, which operates the largest residential brokerage company in the New York metropolitan area. Mr. Bell’s pertinent experience, qualifications, attributes and skills include legal expertise and managerial experience and the knowledge gained through his services as an officer and director or manager of various companies.

Jennifer Strumingher was appointed as a director of the Company effective March 30, 2015. Ms. Strumingher was appointed as the Company’s Chief Administrative Officer upon consummation of the Merger on November 4, 2011.  Ms. Strumingher held various positions with SG Building and its predecessor entity since February 2008, and has served as the Chief Administrative Officer of SG Building since March 2010 and as a director since April 2009.  From May 2007 to February 2008, Ms. Strumingher was involved in private real estate renovations. From November 2005 to May 2007, Ms. Strumingher worked for a boutique contemporary knitwear company in brand positioning, sales and product marketing. Prior to that Ms. Strumingher was an Equity Sales Manager for PaineWebber, Inc. from July 1996 to December 2000 where she communicated and marketed PaineWebber’s equity research to a select group of Private Wealth Advisors. Additionally, Ms. Strumingher led conference calls, branch seminars and public speaking engagement to create equity positions recommended by the firm. Ms. Strumingher holds a B.S. in Management and Marketing from Binghamton University’s (State University of New York) School of Management.

Family Relationships

There are no family relationships among the Company’s existing or incoming directors or officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC").  Based solely on a review of Forms 3, 4 and 5 and amendments thereto furnished to the Company, the Company believes that during the fiscal year ended December 31, 2014, its directors and officers have complied with all Section 16(a) filing requirements, except for the inadvertent late filing by Mr. Casano of one Form 4, reporting one transaction.

Effective March 27, 2015, Mr. Casano resigned as a member of the Board of Directors of the Company.

Code of Ethics

We have adopted a Code of Ethics that applies to our employees, our President and Chief Executive Officer and our Vice President and Chief Financial Officer.  We will provide, without charge, a copy of the Code of Ethics on the written request of any person addressed to our Chief Financial Officer at SG Blocks, Inc., 3 Columbus Circle, 16th Floor, New York NY 10019.

Audit Committee

The Company has a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act.  The Audit Committee has adopted a written charter, which is available, without charge, upon written request to our Chief Administrative Officer at SG Blocks, Inc., 3 Columbus Circle, 16th Floor, New York, New York 10019.  The adequacy of the charter has been reviewed and assessed by the Audit Committee on an annual basis.  The members of the Audit Committee during 2014 were J. Bryant Kirkland III, J. Scott Magrane and Christopher Melton.  Because we are not a “listed company” under the rules of the SEC, we are not required to comply with the director independence requirements of any securities exchange, and we therefore utilize the definition of “independent” set forth in Rule 10A-3 of the Exchange Act.  Each of Messrs. Kirkland, Magrane and Melton is independent under the criteria for being “independent” set forth under Rule 10A-3 of the Exchange Act.  In addition, the Board has determined that Bryant Kirkland III, the Chairman of the Audit Committee and a non-management director, is an audit committee financial expert serving on the Audit Committee.  The primary purpose of the Audit Committee is to assist the Board in fulfilling its responsibility to oversee the Company’s financial reporting activities.  The Audit Committee annually selects independent public accountants to serve as auditors of the Company’s books, records and accounts. The Audit Committee reviews the scope of the audits performed by such auditors, the audit reports prepared by them and discusses with the auditors those matters required to be discussed by Auditing Standard No. 16.  The Audit Committee also reviews and monitors the Company’s internal accounting procedures and discusses the Company’s Audited Financial Statements with management.

Compensation Committee

The Compensation Committee reviews compensation arrangements and personnel matters.  The Compensation Committee has adopted a written charter, which is available, without charge, upon written request to our Chief Administrative Officer at SG Blocks, Inc., 3 Columbus Circle, 16th Floor, New York, New York 10019.   The members of the Compensation Committee during 2014 were Messrs. Kirkland, Magrane and Melton.  Each member of the Compensation Committee meets the criteria for being “independent” set forth under Rule 10A-3 of the Exchange Act.

The Compensation Committee has the ultimate authority to determine compensation of the Company’s executive officers, but may form and delegate authority to subcommittees when appropriate.  The Compensation Committee has the authority to engage compensation consultants. The Compensation Committee reviews director compensation levels and practices, and recommends, from time to time, changes in such compensation levels and practices to the Board (including retainer, committee chairs’ fees, stock options, restricted stock units, and other similar items, as appropriate).

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

Currently, the entire Board decides on director nominees, on the recommendation of any member of the Board, followed by the Board’s review of the candidates’ resumes and interviews of candidates.  There has not been any defined policy or procedural requirements for stockholders to submit recommendations or nomination for directors. However, the Board will consider suggestions from individual stockholders, subject to evaluation of the person’s merits. Stockholders should communicate nominee suggestions directly to any of the Board members, accompanied by biographical details and a statement of support for the nominees. The suggested nominee must also provide a statement of consent to being considered for nomination. Although there are no formal criteria for nominees, the Board believes that persons should be actively engaged in business endeavors, have a financial background, be familiar with acquisition strategies and money management and be able to promote a diversity of views based on the person’s education, experience and professional employment.  Based on the information gathered, the Board then makes a decision on whether to recommend the candidates as nominees for director. The Company does not pay any fee to any third party or parties to identify or evaluate or assist in identifying or evaluating potential nominees.

ITEM 11.        EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth all compensation awarded to, paid to or earned by the following executive officers, for each of the Company and SG Building, for the fiscal year ended December 31, 2014 and 2013: (i) individuals who served as, or acted in the capacity of, the principal executive officers of the Company and SG Building for the fiscal year ended December 31, 2014; (ii) the  two most highly compensated executive officers of the Company and SG Building, other than the principal executive officer, who were serving as executive officers at the end of the fiscal year ended December 31, 2014. No disclosure is made for any executive officer, other than the Principal Executive Officer, whose total compensation did not exceed $100,000.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)		All Other Compensation ($)		Total ($)

Paul M. Galvin	2014	254,292	—	238,000	(1(a))	—		492,292
Chief Executive Officer (1)	2013	212,333	—	3,770	(1(b))	—		216,103

Stevan Armstrong	2014	97,000	—	2,000	(2(a))	—		99,000
President and Chief Operating Officer(2)	2013	129,250	—	3,770	(2(b))	—		133,020

Brian Wasserman	2014	—	—	119,000	(3(a))	201,050	(4(a))	320,050
Chief Financial Officer	2013	—	—	3,770	(3(b))	167,000	(4(b))	170,770

(1)

(a) On July 30, 2014, an option to purchase 2,000,000 shares of the Company’s common stock were granted to Mr. Galvin. The amounts shown represent the aggregate grant date fair value of stock options granted to Mr. Galvin during 2014, as determined in accordance with ASC Topic 718.

(b) On March 14, 2013, an option to purchase 50,000 shares of the Company’s common stock were granted to Mr. Galvin as part of compensation for serving on the Company’s Board of Directors. The amounts shown represent the aggregate grant date fair value of stock options granted to Mr. Galvin during 2013, as determined in accordance with ASC Topic 718.

(2)

(a) On November 21, 2014, an option to purchase 50,000 shares of the Company’s common stock were granted to Mr. Armstrong as part of compensation for serving on the Company’s Board of Directors. The amounts shown represent the aggregate grant date fair value of stock options granted to Mr. Galvin during 2014, as determined in accordance with ASC Topic 718.

(b) On March 14, 2013, an option to purchase 50,000 shares of the Company’s common stock were granted to Mr. Armstrong as part of compensation for serving on the Company’s Board of Directors. The amounts shown represent the aggregate grant date fair value of stock options granted to Mr. Armstrong during 2013, as determined in accordance with ASC Topic 718.

(3)	(a) On July 30, 2014, an option to purchase 1,000,000 shares of the Company’s common stock were granted to Mr. Wasserman. The amounts shown represent the aggregate grant date fair value of stock options granted to Mr. Wasserman during 2014, as determined in accordance with ASC Topic 718.

(b) On March 14, 2013, an option to purchase 50,000 shares of the Company’s common stock were granted to Mr. Wasserman as part of compensation for serving on the Company’s Board of Directors. The amounts shown represent the aggregate grant date fair value of stock options granted to Mr. Wasserman during 2013, as determined in accordance with ASC Topic 718.

(4)

(a) Amount reflects payments of $108,000 to BAW Holdings Corp. (BAW) pursuant to the Wasserman Agreement (Mr. Wasserman is the Chief Executive Officer of BAW, a financial consulting business), and payments of $93,050 to Janover, LLC, a public accounting firm that provides various services to the Company. Mr. Wasserman is a Partner and a Director of Forensic Services at Janover, LLC.

(b) Amount reflects payments of $92,000 to BAW pursuant to the Wasserman Agreement (Mr. Wasserman is the Chief Executive Officer of BAW, a financial consulting business), and payments of $75,000 to Janover, LLC, a public accounting firm that provides various services to the Company. Mr. Wasserman is a Partner and a Director of Forensic Services at Janover, LLC.

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

On April 14, 2014, the Compensation Committee approved and set annual cash compensation for: Mr. Galvin at $275,000 for fiscal 2014 and $300,000 for fiscal 2015; and for Ms. Strumingher at $138,000 for fiscal 2014 and $150,000 for fiscal 2015.  It is anticipated that any new employment agreement with Mr. Galvin will reflect these cash compensation levels. On April 14, 2014, the Compensation Committee also approved certain stock option grants that were subject to approval by the Company’s Stockholders of the 2014 Plan, which the Company’s Stockholders approved on July 15, 2014.

Wasserman Consulting Agreement

On November 7, 2011, we entered into the Wasserman Agreement with Mr. Wasserman and BAW, which provides for certain consulting services to be provided by BAW and for Mr. Wasserman to serve as our Chief Financial Officer from November 7, 2011 until November 7, 2014, unless the Agreement is terminated for “Cause” (as defined in the Wasserman Agreement).  The Wasserman Agreement provides that BAW will be paid $10,000 per month and for Mr. Wasserman will receive options to purchase 1,000,000 shares of Company common stock at fair market value on the grant date ($0.20); one-third of which vest on the grant date, one-third vesting on November 7, 2012, and the remaining one-third vesting on November 7, 2013. As of June 1, 2012, BAW’s fee was reduced to $8,000 per month and as of November 1, 2013, BAW’s fee was reduced to $6,000 per month. As of April 1, 2014, BAW’s fee was increased to $10,000 per month. The Company is in the process of negotiating a new agreement with Mr. Wasserman.

On April 14, 2014, the Compensation Committee approved and set cash compensation for Mr. Wasserman at $10,000 per month for fiscal 2014 and $12,000 per month for fiscal 2015.  It is anticipated that any new agreements with Mr. Wasserman and/or BAW will reflect these cash compensation levels. On April 14, 2014, the Compensation Committee also approved certain stock option grants that were subject to approval by the Company’s Stockholders of the 2014 Plan, which the Company’s Stockholders approved on July 15, 2014.

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

During the year ended December 31, 2013, the Company’s Board of Directors approved the issuance of up to an additional 400,000 shares of the Company’s Common Stock in the form of restricted stock or options (the “2013 Board Equity Authorization”). These options generally have the same terms and conditions as those provided under the 2011 Plan, however, the authorization of these options is not subject to shareholder approval. The issuance of these options will be approved by the Company’s Board of Directors on a case-by-case basis.

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

On July 15, 2014, at the annual meeting of the Company’s shareholders, the shareholders holding a majority of the Company’s outstanding common stock voted to approve the 2014 Incentive Stock Plan (2014 Plan). The 2014 Plan contains 12,000,000 shares of the Company’s Common Stock, which is available for grant to directors, officers and employees of, and consultants and advisors to, the Company or any subsidiary of the Company; provided that incentive stock options may only be granted to employees of the Company and its subsidiaries. An incentive stock option may be granted under the 2014 Plan only to a person who, at the time of the grant, is an employee of the Company or its subsidiaries. Grants under the 2014 Plan may take the form of options, stock appreciation rights, restricted stock and other equity incentives. The 2014 Plan expires on July 14, 2024, and is administered by a committee consisting of two or more directors appointed by the Company’s Board of Directors.

2014 Option Grants

On July 30, 2014, the Company granted 3,750,000 options to purchase common stock to executives and directors of the Company. (the “July Options”) One third of the July Options vest upon grant date, the second third vests on the first anniversary of the grant date, and the remaining third vests on the second anniversary of the grant date. These options were granted under the 2014 Plan.

Outstanding Equity Awards at Fiscal Year End

Name	Option Vest Date(1)	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date

Paul M. Galvin	11/7/2011	666,666		0.2	11/6/2021
Current Chief Executive Officer	1/2/2012	666,666		0.75	1/1/2022
	11/7/2012	666,667		0.2	11/6/2021
	1/2/2013	666,667		0.75	1/1/2022
	3/14/2013	16,667		0.43	3/13/2022
	11/7/2013	666,667		0.2	11/6/2021
	7/30/2014	666,666		0.11	7/9/2024
	3/14/2014	16,667		0.43	3/13/2022
	1/2/2014	666,667		0.75	1/1/2022
	3/14/2015		16,666	0.43	3/13/2022
	7/30/2015		666,666	0.11	7/9/2024
	7/30/2016		666,667	0.11	7/9/2024

Stevan Armstrong	11/7/2011	116,666		0.2	11/6/2021
Current President and Chief Operating Officer	3/20/2012	6,666		0.5	3/19/2022
	8/7/2012	4,762		0.35	8/6/2022
	11/7/2012	116,667		0.2	11/6/2021
	3/14/2013	16,667		0.43	3/13/2022
	3/20/2013	6,667		0.5	3/19/2022
	8/7/2013	4,762		0.35	8/6/2022
	11/7/2013	116,667		0.2	11/6/2021
	3/14/2014	16,667		0.43	3/13/2022
	3/20/2014	6,667		0.5	3/19/2022
	8/7/2014	4,762		0.35	8/6/2022
	11/21/2014	16,666		0.275	11/20/2024
	3/14/2015		16,666	0.43	3/13/2022
	11/21/2015		16,666	0.275	11/20/2014
	11/21/2016		16,667	0.275	11/20/2024

Brian Wasserman	11/7/2011	333,334		0.2	11/6/2021
Current Chief Financial Officer	8/7/2012	4,762		0.35	8/6/2022
	11/7/2012	333,333		0.2	11/6/2021
	3/14/2013	16,667		0.43	3/13/2022
	8/7/2013	4,762		0.35	8/6/2022
	11/7/2013	333,333		0.2	11/6/2021
	7/30/2014	333,333		0.11	7/29/2024
	3/14/2014	16,667		0.43	3/13/2022
	8/7/2014	4,762		0.35	8/6/2022
	3/14/2015		16,666	0.43	3/13/2022
	7/30/2015		33,333	0.11	7/29/2014
	7/30/2016		333,334	0.11	7/29/2014

Compensation of Directors

Director Compensation Table

The table below summarizes the compensation paid by us to directors for the fiscal year ended December 31, 2014.

Name	Option Awards $ (1)		Fees Earned or Paid in Cash ($)	Total ($)

Richard J. Lampen*	—		—	—
J. Bryant Kirkland III	2,500	(2)	—	2,500
J. Scott Magrane	2,500	(2)	—	2,500
Christopher Melton	2,500	(2)	—	2,500
Joseph Tacopina	2,000	(2)	—	2,000
Marc Bell	2,000	(2)	—	2,000
Frank Casano**	2,000	(2)	—	2,000
Paul M. Galvin					(3)
Stevan Armstrong					(3)
Brian Wasserman					(3)

* Mr. Lampen resigned from the Board effective January 30, 2014.

**Effective March 27, 2015, Mr. Casano resigned as a member of the Board of Directors of the Company.

(1) The amounts shown represent the aggregate grant date fair value of stock options granted during 2014, as determined in accordance with ASC Topic 718.

(2)	Following the effective date of the Merger, each director who was appointed to the Board, or continued to serve on the Board, received options in lieu of an annual retainer. On November 21, 2014, the Company’s Compensation Committee granted options to purchase 50,000 shares of Company common stock to Armstrong, Tacopina, Bell and Casano, in connection with their service on the Board of Directors; and granted options to purchase 62,500 shares of Company common stock to Kirkland, Magrane and Melton, in connection with their service on the Board of Directors. The November 21, 2014 option grants were made pursuant to the 2014 Plan.

(3)	The compensation arrangements for Galvin, Armstrong and Wasserman are disclosed in the Summary Compensation Table.

We also reimburse the directors for reasonable travel expenses incurred in connection with their activities on the Company’s behalf.

Risk Oversight

Management is responsible for the day-to-day management of risks the Company faces, while the Board, as a whole and through its committees, has responsibility for the oversight of risk management.  In its risk management oversight role, the Board has the responsibility to satisfy itself that the risk management processes implemented by management are adequate and functioning as designed. As a critical part of this risk management oversight role, the Board encourages full and open communication between management and the Board. The Company’s Chairman and CEO meet periodically with the President and other members of management to discuss strategy and risks facing the Company. Senior management attends Board meetings and is available to address any questions or concerns raised by the Board on risk management-related and other matters. The Board periodically receives presentations and reports from senior management on strategic matters involving the Company’s operations to enable it to understand the Company’s risk identification, risk management and risk mitigation strategies.

The Audit Committee assists the Board in fulfilling its oversight responsibilities with respect to risk management in areas of financial risk, internal controls, and compliance with legal and regulatory requirements. The Compensation Committee assists the Board in overseeing risk management in the areas of compensation policies and programs.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number of shares of common stock beneficially owned as of  March 25, 2015 by (i) those persons or groups known to beneficially own more than 5% of Company common stock, (ii) each current director and executive officer of the Company and (iii) all executive officers and directors as a group.  The information is determined in accordance with Rule 13d-3 promulgated under the Exchange Act.  Except as indicated below, the stockholders listed possess sole voting and investment power with respect to their shares.  Except as otherwise indicated in the table below, the business address of each individual or entity is 3 Columbus Circle, 16 th Floor, New York NY 10019.

Name of Beneficial Owner	Number of Shares(1)	Percent of Class(2)

5% or Greater Stockholders

Vector Group Ltd.(8)	3,508,519	8.2%
Tag Partners, LLC (4)	2,658,127	6.2%
SMA Development Group, LLC (5)	3,327,266	7.8%
Hillair Capital Investments LP (19)	3,344,903	7.8%

Directors and Named Executive Officers

Paul Galvin(3)(4)(11)	8,041,460	18.7%
Joseph Tacopina(3)(4)(12)	2,810,986	6.5%
Stevan Armstrong(3)(5)(13)	4,034,887	9.4%
J. Scott Magrane(3)(6)(14)	600,776	1.4%
Christopher Melton(3)(7)(15)	551,929	1.3%
J. Bryant Kirkland III (8)(9)(16)	245,473	*
Brian Wasserman(3)(17)	1,611,906	3.8%
Marc Bell (8)	16,667	*
Frank Casano (10)**	1,058,528	2.5%
Jennifer Strumingher (3)(7)(18)	390,954	*
All executive officers and directors as a group (10 persons)	17,294,128	40.3%

* Less than 1%.

** Effective March 27, 2015, Mr. Casano resigned as a member of the Board of Directors of the Company.

(1)	Unless otherwise indicated, includes shares owned by a spouse, minor children and relatives sharing the same home, as well as entities owned or controlled by the named person. Also includes options and warrants to purchase shares of common stock exercisable within sixty (60) days. Unless otherwise noted, shares are owned of record and beneficially by the named person.

(2)	Based on 42,918,927 shares of common stock outstanding on March 25, 2015.

(3)	Paul Galvin, Joseph Tacopina, Stevan Armstrong, J. Scott Magrane and Christopher Melton were appointed as directors of the Company on November 4, 2011. Additionally, Mr. Galvin was appointed as Chief Executive Officer, Mr. Armstrong was appointed as President and Chief Operating Officer, Brian Wasserman was appointed as Chief Financial Officer and Ms. Strumingher was appointed as Chief Administrative Officer of the Company on November 4, 2011. Ms. Strumingher was appointed as a director of the Company effective March 30, 2015.

(4)	Includes 2,658,127 shares held by Tag Partners, LLC (“TAG”), an investment partnership formed for the purpose of investing in SG Building (other partners include employees of SG Building). Paul Galvin and Joseph Tacopina are managing members of, and have a controlling interest in, TAG. Each of Messrs. Galvin and Tacopina may be deemed to beneficially own the shares of common stock owned by TAG. Each of Messrs. Galvin and Tacopina specifically disclaims beneficial ownership of the shares of common stock held by TAG, except to the extent of each of their pecuniary interest therein, and this shall not be deemed to be an admission that Messrs. Galvin and Tacopina are the beneficial owner of such shares of common stock.

(5)	Includes 3,327,266 shares held by SMA Development Group, LLC, an entity controlled by Mr. Armstrong. Mr. Armstrong specifically disclaims beneficial ownership of the shares of common stock held by SMA Development Group, LLC, except to the extent of his pecuniary interest therein, and this shall not be deemed to be an admission that Mr. Armstrong is the beneficial owner of such shares of common stock. The business address for SMA Development Group, LLC is 912 Bluff Road - Brentwood, TN 37027.

(6)	Includes 409,708 shares held by Two Lake, LLC, an entity controlled by Mr. Magrane. Mr. Magrane specifically disclaims beneficial ownership of the shares held by Two Lake, LLC except to the extent of his pecuniary interest therein, and this shall not be deemed an admission that Mr. Magrane is the beneficial owner of such shares of stock.

(7)	Does not include shares held by TAG. Mr. Melton and Ms. Strumingher each has a membership interest in TAG. Mr. Melton and Ms. Strumingher each specifically disclaims beneficial ownership of the shares of common stock held by TAG, except to the extent of their pecuniary interest therein, and this shall not be deemed to be an admission that either Mr. Melton or Ms. Strumingher is a beneficial owner of such shares of common stock.

(8)	J. Bryant Kirkland III, a director of the Company, serves as Vice President, Treasurer and Chief Financial Officer of Vector. Marc Bell has been the General Counsel and Secretary of Vector since 1994 and the Vice President of Vector since January 1998. Neither Mr. Kirkland nor Mr. Bell has investment authority or voting control over the 3,508,519 shares of Common Stock owned by Vector. The business address for Vector is 4400 Biscayne Boulevard, 10 th Floor, Miami, Florida 33137. Based upon a Schedule 13D filed on December 1, 2011 with the SEC by Vector, the other executive officers and directors of Vector are:

Howard M. Lorber	Director; President and Chief Executive Officer
Marc N. Bell	Vice President, Secretary and General Counsel
Ronald J. Bernstein	Director
Stanley S. Arkin	Director
Henry C. Beinstein	Director
Bennett S. LeBow	Director, Chairman of the Board
Jeffrey S. Podell	Director
Jean E. Sharpe	Director

(9)	Does not include shares of common stock held by Vector, as neither Mr. Kirkland nor Mr. Bell has no investment authority or voting control over the securities owned by Vector.

(10)

Includes 100,000 shares held by Mr. Casano.

On April 24, 2013, the Company issued and sold to Mr. Casano: (a) $448,000 in 8% Original Issue Discount Senior Secured Convertible Debentures due July 1, 2014, for a subscription amount of $400,000 (the “Casano 2013 Debenture”), and (b) a common stock purchase warrant (the “Casano 2013 Warrant”) to purchase up to 1,041,861 shares of Common Stock for $0.4488 per share, subject to adjustments upon certain events.  The initial conversion price for the Casano 2013 Debenture was $0.43 per share, subject to adjustments upon certain events, as set forth in the Casano 2013 Debenture.  On April 10, 2014, the Company entered into an Exchange Agreement (the “Exchange Agreement”) with certain of the holders of its existing Senior Convertible Debentures, including Mr. Casano.  Under the terms of the Exchange Agreement, the Casano 2013 Debenture was exchanged for (a) a new 8% Original Issue Discount Senior Secured Convertible Debentures due April 1, 2016, in the principal amount of $510,720 (the “Casano 2014 Debenture”) and (b) a common stock purchase warrant (the “Casano 2014 Warrant”) to purchase up to 2,042,880 shares of Common Stock for $0.275 per share, subject to adjustments upon certain events.  The initial conversion price for the Casano 2014 Debenture is $0.25 per share, subject to adjustments upon certain events, as set forth in the Casano 2014 Debenture.  Entry into the Exchange Agreement triggered the anti-dilution provisions of the Casano 2013 Warrant, which reset the exercise price under the Casano 2013 Warrant at $0.25 per share and the number of shares issuable upon exercise of the Casano 2013 Warrant was increased to 1,792,000 shares.

If the Casano 2014 Debenture is converted and the Casano 2013 Warrant and Casano 2014 Warrant are exercised, Mr. Casano would hold an additional 5,877,760 shares. However, the aggregate number of shares of Common Stock into which such Debentures and Warrants are convertible and exercisable, respectively, and which Mr. Casano has the right to acquire beneficial ownership, is limited to the number of shares of Common Stock that, together with all other shares of Common Stock beneficially owned by Mr. Casano does not exceed 4.99% of the total outstanding shares of Common Stock (estimated to be 2,246,500 shares).

(11)	Includes 4,700,000 shares that Mr. Galvin has the right to acquire at within 60 days upon exercise of stock options.

(12)	Includes 134,286 shares that Mr. Tacopina has the right to acquire at within 60 days upon exercise of stock options.

(13)	Includes 434,286 shares that Mr. Armstrong has the right to acquire at within 60 days upon exercise of stock options.

(14)	Includes 167,857 shares that Mr. Magrane has the right to acquire at within 60 days upon exercise of stock options.

(15)	Includes 404,909 shares held by Mr. Melton. Includes 167,857 shares that Mr. Melton has the right to acquire at within 60 days upon exercise of stock options.

(16)	Includes 110,953 shares held by Mr. Kirkland. Includes 167,857 shares that Mr. Kirkland has the right to acquire at within 60 days upon exercise of stock options.
(17)	Includes 1,380,952 shares that Mr. Wasserman has the right to acquire at within 60 days upon exercise of stock options.

(18)	Includes 367,620 shares that Ms. Strumingher has the right to acquire at within 60 days upon exercise of stock options.

(19)

Based upon a Schedule 13G filed on June 6, 2013 with the SEC by Hillair Capital Investments LP (“Hillair Investments”)  (the “2013 Schedule 13G”).  In the 2013 Schedule 13G, Hillair Investments disclosed that it beneficially owns actual 3,344,903 shares of Common Stock as of the date thereof. The 3,344,903 shares of Common Stock beneficially owned by Hillair Investments include only actual shares of Common Stock.

Additionally, Hillair Investments holds convertible debentures previously purchased and convertible into 9,667,200 shares of Common Stock, in the aggregate but subject to certain anti-dilution adjustments, and Common Stock Purchase Warrants previously purchased and exercisable into 14,147,200 shares of Common Stock, in the aggregate but subject to certain anti-dilution adjustments. However, the aggregate number of shares of Common Stock into which such debentures and warrants are convertible and exercisable, respectively, and which Hillair Investments has the right to acquire beneficial ownership, is limited to the number of shares of Common Stock that, together with all other shares of Common Stock beneficially owned by Hillair Investments does not exceed 4.99% of the total outstanding shares of Common Stock. Accordingly, such debentures and warrants are not currently convertible or exercisable, respectively, into Common Stock unless and until the actual shares of Common Stock held by Hillair Investments is less than 4.99% of the total outstanding shares of Common Stock.

The address for Hillair Investments is: c/o Hillair Capital Management LLC, 330 Primrose Road, Suite 660, Burlingame, CA 94010.

Equity Compensation Plan Information

On July 27, 2011, in connection with the Merger, we obtained the written consent of holders of a majority of our outstanding common stock approving the 2011 Incentive Stock Plan.  The 2011 Plan covers up to 8,000,000 shares of common stock, and is designed to enable us to offer our employees, officers, directors, consultants and advisors whose services are considered valuable an opportunity to acquire an interest in the Company, to encourage a sense of proprietorship in the Company and to stimulate the active interest of such persons in the development and financial success of the Company and its subsidiaries.  Also, during the year ended December 31, 2012, the Company’s Board of Directors approved the issuance of up to an additional 2,000,000 shares of the Company’s common stock in the form of restricted stock or options. These options generally have the same terms and conditions as those provided under the 2011 Plan, however, the authorization of these options is not subject to shareholder approval. The issuance of these options will be approved by the Company’s Board of Directors on a case-by-case basis. During November 2013, the Company’s Board of Directors also approved the 2013 Stock Plan. The 2013 Stock Plan covers up to 2,000,000 shares of the Company’s common stock. The 2013 Stock Plan is administered by the Company’s Board of Directors. During 2014, the shareholders holding a majority of the Company’s outstanding common stock voted to approve the 2014 Plan. The 2014 Plan covers up to 12,000,000 shares of the Company’s common stock. The 2014 Plan is administered by a committee consisting of two or more directors appointed by the Company’s Board. In addition to the options granted to our Directors and Executive Officers, described in the section entitled “Executive Compensation - 2014 Option Grants”, the Company has also granted 1,070,000 options to employees and consultants during the period covered by this Annual Report on Form 10-K.  The aggregate number of options granted during the period covered by this Annual Report on Form 10-K is 5,207,500.

As of December 31, 2014, there were 3,928 shares of common stock remaining available for future issuance under the 2011 Plan, 1,600,000 shares of common stock available for future issuance under the 2013 Stock Plan, 6,792,500 shares of common stock available for future issuance under the 2014 Plan, and 66,071 shares available for future issuances under the 2012 Board Equity Authorization.

Securities Authorized for Issuance Under Equity Compensation Plans.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	7,996,072	$0.36	3,928
Equity compensation plans not approved by security holders	7,541,429	$0.30	8,458,571
Total	15,537,501		8,462,499

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

An affiliated accounting firm of the Company’s Chief Financial Officer provides accounting and consulting services to the Company. The Company recognized General and Administrative expenses in the amount of $74,300 and $80,050 for the years ended December 31, 2014 and 2013, respectively. As of December 31, 2014 and 2013, $7,300 and $36,050 of such expenses are included in related party accounts payable and accrued expenses on the accompanying consolidated balance sheet, respectively.

Transactions with Vector

On March 26, 2009, the Company entered into a $50,000 revolving credit promissory note (the “Revolver”) with Vector Group Ltd. (“Vector”), a principal stockholder of the Company. On January 26, 2011, the Company and Vector entered into an amendment to the Revolver increasing the amount that the Company may borrow from $50,000 to $100,000. The loan bears interest at 11% per annum and was due on December 31, 2013. During January 2014, the Revolver was extended from December 31, 2013 to June 30, 2015. As of December 31, 2014 and 2013, the balance due to Vector amounted to $73,500. As of December 31, 2014 and 2013, accrued interest related to the Revolver amounted to $36,833 and $28,636, respectively.

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

On April 10, 2014, the Company entered into an Exchange Agreement (the “Exchange Agreement”) with certain of the holders of its existing Senior Convertible Debentures, including Mr. Casano.  Under the terms of the Exchange Agreement, the Casano 2013 Debenture was exchanged for (a) a new 8% Original Issue Discount Senior Secured Convertible Debentures due April 1, 2016, in the principal amount of $510,720 (the “Casano 2014 Debenture”) and (b) a common stock purchase warrant (the “Casano 2014 Warrant”) to purchase up to 2,042,880 shares of Common Stock for $0.275 per share, subject to adjustments upon certain events.  The initial conversion price for the Casano 2014 Debenture is $0.25 per share, subject to adjustments upon certain events, as set forth in the Casano 2014 Debenture.  Entry into the Exchange Agreement triggered the anti-dilution provisions of the Casano 2013 Warrant, which reset the exercise price under the Casano 2013 Warrant at $0.25 per share and the number of shares issuable upon exercise of the Casano 2013 Warrant was increased to 1,792,000 shares.

 If the Casano 2014 Debenture is converted and the Casano 2013 Warrant and Casano 2014 Warrant are exercised, Mr. Casano would hold an additional 5,877,760 shares.

Effective March 27, 2015, Mr. Casano resigned as a member of the Board of Directors of the Company.

Transactions with Hillair Capital Investments L.P.

Incorporated by reference herein are disclosures related to transactions with Hillair Capital Investments L.P. set forth in Note 10 and Note 15 to the Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K.

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

We currently have an Audit Committee consisting of Messrs. Kirkland, Magrane and Melton each of whom is an independent director. Mr. Kirkland is an “audit committee financial expert.” We also have a Compensation Committee, consisting of Messrs. Kirkland, Magrane and Melton, which is responsible for reviewing and approving all stock option grants. The Board of Directors does not have a nominating committee because the Board of Directors does not believe that a defined policy with regard to the consideration of candidates recommended by stockholders is necessary at this time. Given the scope of our operations, the Board of Directors believes a specific nominating policy would be premature and of little assistance until our business operations are at a more advanced level.  Currently, the entire Board of Directors decides on director nominees, on the recommendation of any member of the Board of Directors, followed by a review by the Board of Directors of the candidates’ resumes and interviews of candidates. The committees of the Board of Directors are described in greater detail above in Part III, Item 10 - Directors, Executive Officers and Corporate Governance.

We do not believe it is necessary for the Board of Directors to have a separately designated lead director, because the volume of matters that came before the Board of Directors for consideration permits all directors to give sufficient time and attention to such matters to be involved in all decision making.

ITEM 14.       PRINCIPAL ACCOUNTING FEES AND SERVICES

The Audit Committee reviews and approves audit and permissible non-audit services performed by the Company’s independent registered public accounting firm, as well as the fees charged for such services.  Marcum LLP has served as the Company’s independent registered public accounting firm since November 8, 2011 and has been selected as the Company’s independent registered public accounting firm for the year ending December 31, 2015.  The appointment of Marcum LLP as our independent registered public accounting firm was approved by the Audit Committee.  In our review of non-audit service fees and our appointment of Marcum LLP as our independent accountants, the Audit Committee considered whether the provision of such services is compatible with maintaining Marcum LLP independence.  All of the services provided and fees charged by Marcum LLP were pre-approved by the Audit Committee.

Audit Fees.  The aggregate fees billed by Marcum LLP for professional services rendered were $165,000 and $115,500 for the audits of the Company’s annual financial statements for the fiscal years ended December 31, 2014 and 2013, respectively, which services included the cost of the reviews of the consolidated financial statements for the fiscal years ended December 31, 2014 and 2013, and other periodic reports for each respective year.

Audit-Related Fees.  The aggregate fees billed by Marcum LLP for professional services categorized as Audit-Related Fees rendered was $0 and $0 for the years ended December 31, 2014 and 2013, respectively.

Tax Fees.  There were no fees billed by Marcum LLP during the last two fiscal years for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees.  Other than the services described above, the aggregate fees billed for services rendered by Marcum LLP were $0, for each of the fiscal years ended December 31, 2014 and 2013.

ITEM 15.       EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)              INDEX TO 2014 CONSOLIDATED FINANCIAL STATEMENTS:

Our financial statements and the notes thereto, together with the report thereon of Marcum LLP dated March 30, 2015, appear beginning on page F-1 of this Annual Report.  See Index at page F-1 to Consolidated Financial Statements included in Part IV of this Annual Report.

(a)(3)              EXHIBITS

The information required by this Item is listed in the Exhibit Index of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SG BLOCKS, INC.

(Company)

By:	/s/ Paul M. Galvin	Date: March 30, 2015
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

Signature	Title	Date

/s/ Paul M. Galvin	Chief Executive Officer and Chairman of the	March 30, 2015
Paul M. Galvin	Board (Principal Executive Officer)

/s/ Brian Wasserman	Chief Financial Officer (Principal Financial Officer	March 30, 2015
Brian Wasserman	and Principal Accounting Officer) and Director

/s/ Stevan Armstrong	President, Chief Operating Officer and Director	March 30, 2015
Stevan Armstrong

/s/ J. Bryant Kirkland III	Director	March 30, 2015
J. Bryant Kirkland III

/s/ Joseph Tacopina	Director	March 30, 2015
Joseph Tacopina

/s/ J. Scott Magrane	Director	March 30, 2015
J. Scott Magrane

/s/ Christopher Melton	Director	March 30, 2015
Christopher Melton

/s/ Marc Bell	Director	March 30, 2015
Marc Bell

/s/ Jennifer Strumingher	Director, Chief Administrative Officer	March 30, 2015
Jennifer Strumingher

INDEX TO EXHIBITS

The exhibit number, description and sequential page number in the original copy of this document where exhibits can be found as follows:

ITEM 16.       EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description of Exhibits
2.1	Merger Agreement and Plan of Reorganization, dated July 27, 2011, by and among CDSI Holdings Inc., CDSI Merger Sub, Inc., SG Blocks, Inc. and Certain Stockholders of SG Blocks, Inc. Incorporated herein by reference to Exhibit 2.01 to the Current Report on Form 8-K as filed by SG Blocks, Inc. (fka CDSI Holdings Inc.) with the Securities and Exchange Commission on August 2, 2011.
3.1	Amended and Restated Certificate of Incorporation of SG Blocks, Inc. (fka CDSI Holdings Inc.). Incorporated herein by reference to Exhibit 3.01 to the Current Report on Form 8-K as filed by SG Blocks, Inc. (fka CDSI Holdings Inc.) on November 10, 2011.
3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of SG Blocks, Inc. Incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on July 18, 2014, as amended.
3.3	Amended and Restated Bylaws of SG Blocks, Inc. (fka CDSI Holdings Inc.). Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form SB-2A filed on May 9, 2009.
4.1	Revolving Credit Promissory Note, dated as of March 26, 2009, by and between Vector Group Ltd., Lender, and CDSI Holdings Inc., as borrower. Incorporated herein by reference to Exhibit 4.1 to the Annual Report on Form 10-K for the year ended December 31, 2008.
4.2	Amendment, dated as of January 26, 2011, to the Revolving Credit Promissory Note between Vector Group Ltd., Lender, and CDSI Holdings Inc., as borrower. (4) Incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K as filed by SG Blocks, Inc. (fka CDSI Holdings Inc.) on January 27, 2011.
4.3	Warrant issued by SG Blocks, Inc. to Ladenburg Thalmann & Co. Inc. on November 4, 2011. Incorporated herein by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-k for the fiscal year ended December 31, 2011.
4.4	Warrant issued by SG Blocks, Inc. to Ladenburg Thalmann & Co. Inc. on March 28, 2012. Incorporated herein by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-k for the fiscal year ended December 31, 2011.
4.5	8% Original Issue Discount Secured Convertible Debentures issued to Hillair Capital Investments, L.P. Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed January 3, 2013.
4.6	Common Stock Purchase Warrant, dated December 27, 2012, granted to Hillair Capital Investments, L.P. Incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed January 3, 2013.
4.7	Form of Original Issue Discount Secured Convertible Debentures issued to additional investors. Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed January 14, 2013.
4.8	Form of Common Stock Purchase Warrants issued to additional investors. Incorporated herein by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K, filed January 14, 2013.
4.9	Form of Original Issue Discount Secured Convertible Debentures issued to additional investors. Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed April 30, 2013.
4.10	Form of Common Stock Purchase Warrants issued to additional investors. Incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed April 30, 2013.
4.11	Form of Original Issue Discount Senior Secured Convertible Debentures Due April 1, 2016, issued to investors pursuant to the Exchange Agreement, dated April 10, 2014, between the Company and such investors. Incorporated herein by reference to Exhibit 4.11 to the Annual Report on Form 10-K filed with the SEC on April 15, 2014, as amended.
4.12	Form of Common Stock Purchase Warrants issued to investors pursuant to the Exchange Agreement, dated April 10, 2014, between the Company and such investors. Incorporated herein by reference to Exhibit 4.12 to the Annual Report on Form 10-K filed with the SEC on April 15, 2014, as amended.
4.13	Form of Original Issue Discount Senior Secured Convertible Debentures issued to investors pursuant to the Securities Purchase Agreement, dated April 10, 2014, between the Company and such investors. Incorporated herein by reference to Exhibit 4.13 to the Annual Report on Form 10-K filed with the SEC on April 15, 2014, as amended.
4.14	Form of Common Stock Purchase Warrants issued to investors pursuant to the Securities Purchase Agreement, dated April 10, 2014, between the Company and such investors. Incorporated herein by reference to Exhibit 4.14 to the Annual Report on Form 10-K filed with the SEC on April 15, 2014, as amended.
10.1*	2011 Incentive Stock Plan, incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K as filed by SG Blocks, Inc. (fka CDSI Holdings Inc.) with the Securities and Exchange Commission on August 2, 2011.
10.2	Form of Company Indemnification Agreement dated, November 7, 2011, between SG Blocks, Inc. and each of Paul Galvin, Joseph Tacopina, Stevan Armstrong, J. Scott Magrane, Christopher Melton, J. Bryant Kirkland III, Richard J. Lampen, Jennifer Strumingher, and Brian Wasserman. Incorporated herein by reference to Exhibit 10.02 to the Current Report on Form 8-K as filed by SG Blocks, Inc. (fka CDSI Holdings Inc.) on November 10, 2011.
10.3*	Employment Agreement, dated October 26, 2010, between Paul Galvin and SG Building Blocks, Inc. (fka SG Blocks, Inc.). Incorporated herein by reference to Exhibit 10.03 to the Current Report on Form 8-K as filed by SG Blocks, Inc. (fka CDSI Holdings Inc.) on November 10, 2011.
10.4*	Employment Agreement, dated October 26, 2010, between Stevan Armstrong and SG Building Blocks, Inc. (fka SG Blocks, Inc.). Incorporated herein by reference to Exhibit 10.04 to the Current Report on Form 8-K as filed by SG Blocks, Inc. (fka CDSI Holdings Inc.) on November 10, 2011.
10.5*	Employment Agreement, dated October 26, 2010, between Jennifer Strumingher and SG Building Blocks, Inc. (fka SG Blocks, Inc.). Incorporated herein by reference to Exhibit 10.05 to the Current Report on Form 8-K as filed by SG Blocks, Inc. (fka CDSI Holdings Inc.) on November 10, 2011.
10.6*	Consulting Agreement, dated November 7, 2011 between SG Blocks, Inc., BAW Holdings Corp. and Brian Wasserman. Incorporated herein by reference to Exhibit 10.06 to the Current Report on Form 8-K/A as filed by SG Blocks, Inc. (fka CDSI Holdings Inc.) on December 20, 2011.
10.7*	Form Option Grant Letter for Employees, entered into between SG Blocks, Inc. and each of Paul Galvin, Stevan Armstrong and Jennifer Strumingher.

Exhibit Number	Description of Exhibits
10.8*	Form Option Grant Letter for Non-Employee Directors and Consultants, entered into between SG Blocks, Inc. and each of Joseph Tacopina, J. Scott Magrane, Christopher Melton, J. Bryant Kirkland III, Richard J. Lampen, and Brian Wasserman.
10.9**	Collaboration and Supply Agreement, dated July 23, 2007, between SGBlocks, LLC (now known as SG Building, Inc.) and ConGlobal Industries, Inc. Incorporated herein by reference to Exhibit 10.7 to the Current Report on Form 8-K/A as filed by SG Blocks, Inc. (fka CDSI Holdings Inc.) on January 13, 2012.
10.10	Form of Subscription/Registration Rights Agreement between the Company and each of J. Bryant Kirkland III, effective as of May 24, 2012; and Christopher Melton and Brian A. Wasserman, effective as of March 27, 2012. Incorporated herein by reference to Exhibit 10.7 to the Current Report on Form 8-K/A as filed by SG Blocks, Inc. (fka CDSI Holdings Inc.) on May 31, 2012.
10.10	Form Subsidiary Guarantee, dated December 27, 2012. Incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed January 3, 2013.
10.11	Form Security Agreement, dated December 27, 2012. Incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed January 3, 2013.
10.12	Form Securities Purchase Agreement, dated December 27, 2012 between the Company and Hillair Investments, L.P. Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed January 3, 2013.
10.13	Form of Addendum to Securities Purchase Agreement issued to additional investors. Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed April 30, 2013.
10.14	Form of Addendum to Security Agreement issued to additional investors. Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed April 30, 2013.
10.15	Form Securities Purchase Agreement, dated December 27, 2012 between the Company and Hillair Investments, L.P. Incorporated (as amended) herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed November 14, 2013.
10.16	Form of Securities Exchange Agreement, dated April 10, 2014, between the Company and investors party thereto. Incorporated herein by reference to Exhibit 10.16 to the Annual Report on Form 10-K filed with the SEC on April 15, 2014, as amended.
10.17	Form of Securities Purchase Agreement, dated April 10, 2014, between the Company and investors party thereto. Incorporated herein by reference to Exhibit 10.17 to the Annual Report on Form 10-K filed with the SEC on April 15, 2014, as amended.
10.18	Form of Subsidiary Guarantee, dated April 10, 2014, by SG Building Blocks, Inc. in favor of investors party to the Securities Purchase Agreement, dated April 10, 2014. Incorporated herein by reference to Exhibit 10.18 to the Annual Report on Form 10-K filed with the SEC on April 15, 2014, as amended.
10.19	Form of Security Agreement, dated April 10, 2014, between the Company and investors party thereto. Incorporated herein by reference to Exhibit 10.19 to the Annual Report on Form 10-K filed with the SEC on April 15, 2014, as amended.
10.21*	2014 Incentive Stock Plan. Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on July 18, 2014, as amended.
21.1+	List of Subsidiaries.
31.1+	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32+	Certification by Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101.INS+	XBRL Instance Document.
101.SCH+	XBRL Taxonomy Extension Schema Document.
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB+	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Includes compensatory plan or arrangement.

**	Filed with confidential portions omitted pursuant to request for confidential treatment. The omitted portions have been separately filed with the SEC.

+	Transmitted herewith.

SG BLOCKS, INC.

AND SUBSIDIARIES

Consolidated Financial Statements

December 31, 2014 and 2013

SG BLOCKS, INC. AND SUBSIDIARIES

Table of Contents

Page

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets	F-2

Consolidated Statements of Operations and Comprehensive Loss	F-3

Consolidated Statement of Changes in Stockholders’ Deficiency	F-4

Consolidated Statements of Cash Flows	F-5

Notes to Consolidated Financial Statements	F-6 to F-33

Report of Independent Registered Public Accounting Firm

To the Stockholders of

SG Blocks, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of SG Blocks, Inc. and Subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’deficiency and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SG Blocks, Inc. and Subsidiaries, as of December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Marcum LLP

Marcum LLP

New York, New York

March 30, 2015

SG BLOCKS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31,	2014	2013

Assets

Current assets:
Cash and cash equivalents	$884,188	$594,248
Short-term investment	39,399	39,375
Accounts receivable, net	165,933	246,519
Costs and estimated earnings in excess of billings on uncompleted contracts	-	-
Inventory	198,970	34,052
Prepaid expenses and other current assets	7,717	15,493
Total current assets	1,296,207	929,687

Equipment, net	10,957	11,867
Security deposit	15,900	12,000
Debt issuance costs, net	26,019	44,830

Totals	$1,349,083	$998,384

Liabilities and Stockholders' Deficiency

Current liabilities:
Accounts payable and accrued expenses	$279,066	$306,144
Accrued interest, related party	36,833	28,636
Accrued interest	-	9,458
Related party accounts payable and accrued expenses	132,481	244,858
Related party notes payable	73,500	73,500
Convertible debentures, net of discounts of $198,200	800,726	1,802,612
Billings in excess of costs and estimated earnings on uncompleted contracts	3,500	24,349
Deferred revenue	303,427	379,765
Conversion option liabilities	110,000	2,873
Warrant liabilities	536,671	214,738
Total current liabilities	2,276,204	3,086,933
Convertible debentures, net of discounts of $594,599	2,402,176	-
Total liabilities	4,678,380	3,086,933

Commitments

Stockholders' deficiency:
Preferred stock, $0.01 par value, 5,000,000 shares authorized; 0 issued and outstanding at December 31, 2014 and 2013	-	-
Common stock, $0.01 par value, 100,000,000 shares authorized; 42,918,927 issued and outstanding at December 31, 2014, 43,223,093 issued and outstanding at December 31, 2013	429,189	432,231
Additional paid-in capital	6,978,907	6,679,298
Accumulated deficiency	(10,737,393)	(9,200,078)
Accumulated other comprehensive loss	-	-
Total stockholders' deficiency	(3,329,297)	(2,088,549)

Totals	$1,349,083	$998,384

The accompanying notes are an integral part of these consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss
For the Years Ended December 31,	2014	2013

Revenue:
SG Block sales	$5,727,007	$3,195,764
Engineering services	159,345	109,138
Project management	150,601	2,427,874
	6,036,953	5,732,776
Cost of revenue:
SG Block sales	4,389,312	2,550,275
Engineering services	94,887	27,667
Project management	85,939	2,571,277
	4,570,138	5,149,219

Gross profit	1,466,815	583,557

Operating expenses:
Payroll and related expenses	1,216,300	1,350,953
General and administrative expenses	793,476	932,862
Marketing and business development expense	178,505	124,496
Pre-project expenses	31,330	34,021
Total	2,219,611	2,442,332

Operating loss	(752,796)	(1,858,775)

Other income (expense):
Interest expense	(1,066,833)	(689,156)
Interest income	24	126
Change in fair value of financial instruments	1,386,469	358,973
Cancellation of trade liabilities and unpaid interest	-	25,530
Loss on extinguishment	(1,104,179)
Total	(784,519)	(304,527)

Net loss	$(1,537,315)	$(2,163,302)

Comprehensive loss
Foreign currency translation adjustment	-	571

Total comprehensive loss	$(1,537,315)	$(2,162,731)

Net loss per share - basic and diluted:
Basic and diluted	$(0.04)	$(0.05)

Weighted average shares outstanding:
Basic and diluted	42,787,865	42,327,819

The accompanying notes are an integral part of these consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Deficiency
For the Years Ended December 31, 2014 and 2013

	$0.01 Par Value		Additional		Accumulated Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficiency	Loss	Total

Balance - December 31, 2012	42,198,093	$421,981	$6,099,635	$(7,036,776)	$(571)	$(515,731)

Stock-based compensation	-	-	421,305	-	-	421,305

Issuance of common stock for services	525,000	5,250	115,500	-	-	120,750

Issuance of common stock for services (unvested shares)	500,000	5,000	(5,000)	-	-	-

Vesting of consultant stock	-	-	45,000	-	-	45,000

Fair value of warrants issued	-	-	2,858	-	-	2,858

Foreign currency translation adjustment	-	-	-	-	571	571

Net loss	-	-	-	(2,163,302)	-	(2,163,302)

Balance - December 31, 2013	43,223,093	432,231	6,679,298	(9,200,078)	-	(2,088,549)

Stock-based compensation	-	-	294,067	-	-	294,067

Return of unvested consultant stock	(500,000)	(5,000)	(40,000)	-	-	(45,000)

Issuance of common stock	83,334	833	24,167	-	-	25,000

Excercise of common stock options	112,500	1,125	21,375	-	-	22,500

Net loss	-	-	-	(1,537,315)	-	(1,537,315)

Balance - December 31, 2014	42,918,927	$429,189	$6,978,907	$(10,737,393)	$-	$(3,329,297)

The accompanying notes are an integral part of these consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
For the Years Ended December 31,	2014	2013

Cash flows from operating expenses:
Net loss	$(1,537,315)	$(2,163,302)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	3,978	2,982
Amortization of debt issuance costs	59,574	89,660
Accretion of discount on convertible debentures	718,640	436,947
Interest income on short-term investment	(24)	(126)
Change in fair value of financial instruments	(1,386,469)	(358,973)
Stock-based compensation	294,067	421,305
Issuance of common stock for services	-	165,750
Bad debts expense	36,099	70,960
Cancellation of trade liabilities and unpaid interest	-	(25,530)
Loss on extinguishment of debt	1,104,179	-
Return of unvested consultant stock	(45,000)	-
Changes in operating assets and liabilities:
Accounts receivable	44,487	(33,084)
Costs and estimated earnings in excess of billings on uncompleted contracts	-	36,476
Inventory	(164,918)	13,959
Prepaid expenses and other current assets	7,776	(14,088)
Accounts payable and accrued expenses	22,064	(11,405)
Accrued interest, related party	8,197	8,197
Accrued interest	(9,458)	9,458
Related party accounts payable and accrued expenses	(112,377)	142,002
Billings in excess of costs and estimated earnings on uncompleted contracts	(20,849)	(45,440)
Deferred revenue	(76,338)	178,648
Net cash used in operating activities	(1,053,687)	(1,075,604)

Cash flows used in investing activities
Security deposit	(3,900)	(12,000)
Purchase of equipment	(3,068)	(8,786)
Net cash used in investing activities	(6,968)	(20,786)

Cash flows from financing activities:
Expenditures on debt issuance costs	(40,763)	(28,000)
Proceeds from excercise of common stock options	22,500	-
Proceeds from issuance of convertible debentures and warrants	1,760,858	850,000
Principal payments of convertible debentures	(392,000)	-
Net cash provided by financing activities	1,350,595	822,000

Effect of exchange rate changes in cash	-	571

Net increase (decrease) in cash	289,940	(273,819)

Cash and cash equivalents - beginning of year	594,248	868,067

Cash and cash equivalents - end of year	$884,188	$594,248

Supplemental disclosure of cash flow information:
Cash paid during the year/period for:
Interest	$209,966	$144,893

Supplemental disclosure of non-cash financing activities:
In connection with the issuance of convertible debentures, $40,000 was paid for accrued interest and $24,142 was paid for debt issuance costs.

Issuance of common stock for settlement of debt	$25,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2014 and 2013

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

During 2011, the Company formed SG Blocks Sistema De Constucao Brasileiro LTDA. (“SG Brazil”), a wholly owned subsidiary of the Company. The Company formed SG Brazil in order to actively explore opportunities in Brazil. SG Brazil had been inactive since 2013.

The Company is a provider of code engineered cargo shipping containers modified for use in “green” construction. The Company also provides engineering and project management services related to the use of modified containers in construction.

2.	Liquidity and Financial Condition

Through December 31, 2014, the Company has incurred an accumulated deficiency since inception of $10,737,393. At December 31, 2014, the Company had a cash balance of $884,188.

Since the Company’s inception, it has generated revenues from SG Block sales, engineering services, and project management.

In April 2014, the Company raised $1,825,000 in net funds through the issuance of convertible debentures. The proceeds from these issuances will be used to fund the Company’s operations, including the costs that the Company incurs as a public company. The current level of cash and operating margins is not enough to cover the existing fixed and variable obligations of the Company, so increased revenue performance and the addition of capital through issuances of securities are critical to the Company’s success. At March 29, 2015, the Company had a cash balance of approximately $636,000.

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

For the Years Ended December 31, 2014 and 2013

3.	Summary of Significant Accounting Policies

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

For the Years Ended December 31, 2014 and 2013

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

The Company offers a one-year warranty on completed contracts.  For the year ended December 31, 2014, the Company recognized $24,925 in warranty claims. The Company does not anticipate that any additional claims are likely to occur for warranties that are currently outstanding. Accordingly, no warranty reserve is considered necessary for any of the year’s presented.

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

For the Years Ended December 31, 2014 and 2013

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

The Company had a factoring agreement which provided for the Company to receive an advance of 75% of any accounts receivable that it factors. On August 13, 2012, the factoring agreement was increased for up to $1,000,000 for credit worthy retail clients. The factoring agreement also provides for discount fees ranging from 2.5% to 7.5% of the face value of any accounts receivable factored. The factoring agreement is with recourse except in an instance which the customer is insolvent. The agreement originally expired January 2013 and was automatically extended for a one year period. The agreement will continue to automatically extend for successive periods of one year unless either party formally cancels. For the years ended December 31, 2014 and 2013 there has been no activity with regard to this agreement. Under the convertible debentures agreement as described in Note 10, the Company is precluded from any borrowing under this factoring agreement. This agreement was terminated in January 2015.

Inventory – Raw construction materials (primarily shipping containers) are valued at the lower of costs (first-in, first-out method) or market.  Finished goods and work-in-process inventories are valued at the lower of costs or market, using the specific identification method. As of December 31, 2014 and 2013, work-in-process inventory amounted to $198,970 and $34,052, respectively.

Equipment – Equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated lives of each asset. Estimated useful lives for significant classes of assets are as follows: computer and software 3 to 5 years and equipment 5 years. Repairs and maintenance are charged to expense when incurred.

Debt issuance costs – All debt issuances are stated at cost, net of amortization. Amortization is computed over the estimated useful life of the related assets on a straight-line method. As of December 31, 2014 and 2013, all debt issuance costs are amortized over 18 months.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2014 and 2013

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

For the Years Ended December 31, 2014 and 2013

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

The Company’s free standing derivatives consist of warrants to purchase common stock that were issued to a placement agent involved with the private offering memorandum as well as issuances of convertible debentures as described in Note 10 and 15. The Company evaluated the common stock purchase warrants to assess their proper classification in the consolidated balance sheet and determined that the common stock purchase warrants feature a characteristic permitting cash settlement at the option of the holder. Accordingly, these instruments have been classified as warrant liabilities in the accompanying consolidated balance sheets as of December 31, 2014 and 2013.

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

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2014 and 2013

3.	Summary of Significant Accounting Policies (continued)

The Company uses three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities
Level 2	Quoted prices for similar assets and liabilities in active markets or inputs that are observable.
Level 3	Inputs that are unobservable (for example, cash flow modeling inputs based on assumptions).

Financial liabilities measured at fair value on a recurring basis are summarized below:

	December 31, 2014	Quoted prices in active market for identical assets (Level l)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Warrant Liabilities	$536,671	$-	$-	$536,671
Conversion Option Liabilities	$110,000	$-	$-	$110,000

	December 31, 2013	Quoted prices in active market for identical assets (Level l)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Warrant Liabilities	$214,738	$-	$-	$214,738
Conversion Option Liabilities	$2,873	$-	$-	$2,873

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

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis:

	For the year ended December 31, 2014	For the year ended December 31, 2013
Beginning balance	$217,611	$406,557
Aggregate fair value of conversion option liabilities and warrants issued	1,815,529	170,027
Change in fair value related to increase in warrants issued for anti-dilutive adjustment	745,920	-
Change in fair value of conversion option liabilities and warrants	(2,132,389)	(358,973)
Ending balance	$646,671	$217,611

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2014 and 2013

3.	Summary of Significant Accounting Policies (continued)

The significant assumptions and valuation methods that the Company used to determine fair value and the change in fair value of the Company’s derivative financial instruments are discussed in Note 10 and 15.

The Company presented warrant and conversion option liabilities at fair value on its consolidated balance sheets, with the corresponding changes in fair value recorded in the Company’s consolidated statements of operations for the applicable reporting periods. As disclosed in Note 10 and 15, the Company computed the fair value of the warrant and conversion option liabilities at the dates of issuance and the reporting dates of December 31, 2014 and 2013 using the lattice pricing method.

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

For the Years Ended December 31, 2014 and 2013

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

For the Years Ended December 31, 2014 and 2013

3.	Summary of Significant Accounting Policies (continued)

With respect to receivables, concentrations of credit risk are limited to a few customers in the construction industry.  The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers other than normal lien rights.  At December 31, 2014 and 2013, 85% and 87%, respectively, of the Company’s accounts receivable were due from two customers, respectively.

Revenue relating to two customers, represented approximately 79% and 57% of the Company’s total revenue for the years ended December 31, 2014 and 2013, respectively.

Costs of revenue relating to one vendor, who is a related party and disclosed in Note 18, represented approximately 25% and 31% of the Company’s total cost of revenue for the years ended December 31, 2014 and 2013, respectively. Cost of revenue relating to one unrelated vendor represented approximately 61% and 27% of the Company’s total cost of revenue for the years ended December 31, 2014 and 2013, respectively. The Company believes it has access to alternative suppliers, with limited disruption to the business, should circumstances change with its existing suppliers.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2014 and 2013

4.	Accounts Receivable

At December 31, 2014 and 2013, the Company’s accounts receivable consisted of the following:

	2014	2013
Billed:
SG block sales	$172,837	$258,287
Engineering services	2,000	12,344
Project management	15,842	71,594
Total gross receivables	190,679	342,225
Less: allowance for doubtful accounts	(24,746)	(95,706)
Total net receivables	$165,933	$246,519

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2014 and 2013

5.	Costs and Estimated Earnings on Uncompleted Contracts

Costs and estimated earnings on uncompleted contracts consist of the following at December 31, 2014 and 2013:

	2014	2013
Costs incurred on uncompleted contracts	$-	$228,643
Provision for loss on uncompleted contracts	-	9,896
Estimated earnings (losses)	-	(47,932)
	-	190,607
Less: billings to date	(3,500)	(214,956)
	$(3,500)	$(24,349)

The above amounts are included in the accompanying consolidated balance sheets under the following captions at December 31, 2014 and 2013.

	2014	2013
Costs and estimated earnings in excess of billings on uncompleted contracts	$-	$-
Billings in excess of cost and estimated earnings on uncompleted contracts	(3,500)	(24,349)
	$(3,500)	$(24,349)

Although management believes it has established adequate procedures for estimating costs to complete on open contracts, it is at least reasonably possible that additional significant costs could occur on contracts prior to completion. The Company periodically evaluates and revises its estimates and makes adjustments when they are considered necessary.

There were no accrued anticipated losses on uncompleted contracts as of December 31, 2014. As of December 31, 2013, the Company has accrued anticipated losses on uncompleted contracts in the amount $9,896. This amount is included in cost of revenue on the accompanying consolidated statements of operations and comprehensive loss and is included in accounts payable and accrued expenses on the accompanying consolidated balance sheets.

6.	Inventory

At December 31, 2014 and 2013, the Company’s inventory consisted of the following:

	2014	2013
Contract building	$198,970	$34,052
	$198,970	$34,052

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2014 and 2013

7.	Equipment

At December 31, 2014 and 2013, the Company’s equipment consisted of the following:

	2014	2013
Computer equipment and software	$22,786	$20,324
Furniture and other equipment	2,997	2,391
	25,783	22,715
Less: accumulated depreciation	(14,826)	(10,848)
	$10,957	$11,867

Depreciation expense for the years ended December 31, 2014 and 2013 amounted to $3,978 and $2,982, respectively.

8.	Debt Issuance Costs

Debt issuance costs consisted of the following at December 31, 2014 and 2013:

	2014	2013
Financial advisor fee	$108,000	$108,000
Legal fees	56,229	15,466
Fair value of warrants issued (as disclosed in Note 15 )	11,024	11,024
	175,253	134,490
Less: accumulated amortization	(149,234)	(89,660)
	$26,019	$44,830

Amortization expense of debt issuance costs for the years ended December 31, 2014 and 2013 amounted to $59,574 and $89,660, respectively, and is included in interest expense on the accompanying consolidated statements of operations. Future estimated amortization expense of deferred loan costs as of December 31, 2014 is as follows:

For the year ending December 31,
2015	$20,815
2016	5,204
Total	$26,019

9.	Related Party Notes Payable

On March 26, 2009, the Company entered into a $50,000 revolving credit promissory note (the “Revolver”) with Vector Group Ltd. (“Vector”), a principal stockholder of the Company. On January 26, 2011, the Company and Vector entered into an amendment to the Revolver increasing the amount that the Company may borrow from $50,000 to $100,000. The loan bears interest at 11% per annum and was due on December 31, 2013. During January 2014, the Revolver was extended from December 31, 2013 to June 30, 2015. As of December 31, 2014 and 2013, the balance due to Vector amounted to $73,500. As of December 31, 2014 and 2013, accrued interest related to the Revolver amounted to $36,833 and $28,636, respectively, and is included in accrued interest, related party on the accompanying consolidated balance sheets.

Interest expense for other related party notes payable amounted to $8,197 for the years ended December 31, 2014 and 2013, respectively.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2014 and 2013

10.	Convertible Debentures

Existing Debentures

On December 27, 2012, the Company entered a Securities Purchase Agreement (“Securities Purchase Agreement”) with Hillair Capital Investments L.P. (“Hillair), whereby the Company issued and sold to Hillair: (i) $1,120,000 in 8% Original Discount Senior Secured Convertible Debentures due July 1, 2014, for $1,000,000 (“Debenture”), and (ii) a Common Stock purchase warrant to purchase up to 2,604,651 shares of the Company’s Common Stock with a fair value of $199,806 at issuance, which has been recorded as a discount to the debenture. (As disclosed in Note 15) The Company recorded a discount of $120,000, which is being amortized over the term of the debenture, using the effective interest method. At the date of issuance the fair value of the conversion option liability was determined to be $69,502, which has been recorded as a discount to the debenture. At any time after December 28, 2012, until the Debenture is no longer outstanding, the Debenture shall be convertible, in whole or in part, into shares of Common Stock at the option of Hillair, subject to certain conversion limitations set forth in the Debenture. The initial conversion price for the Debenture is $0.43 per share, subject to adjustments upon certain events, as set forth in the Debenture. The Company shall pay interest on the aggregate unconverted and then outstanding principal amount of the Debenture at 8% per annum, payable quarterly on January 1, April 1, July 1 and October 1, beginning on July 1, 2013. Interest is payable in cash or at the Company’s option in shares of Common Stock, provided certain conditions are met, based on a share value equal to the lesser of (a) $0.43 per share, subject to adjustments upon certain events, and (b) 90% of the average of the volume weighted average price for 20 consecutive trading days prior to the applicable interest payment date, provided that the price shall be equal to at least a $0.01 discount to the volume weighted average price for the trading day that is immediately prior to the applicable interest payment date. Merriman Capital, Inc. (“Merriman”) acted as financial advisor to the Company in connection with the transaction and received a fee consisting of $80,000 and warrants to purchase up to 104,186 shares of the Company’s Common Stock. (As disclosed in Note 15) In connection with the issuance of the Debenture, the Company also paid Hillair $45,000 for due diligence which has been recorded as a discount to the debenture, and will be amortized over the term of the debenture, using the effective interest method. In addition, the Company incurred $15,466 in legal fees which are included in debt issuance costs in the accompanying consolidated balance sheet at December 31, 2014 and December 31, 2013. As of December 31, 2013, the discount related to the Debenture amounted to $144,769. As described below, in April 2014 the Company exchanged certain outstanding debentures, including the 2012 Hillair Debenture, for new Senior Convertible Debentures (“2014 Exchange Debentures”). The surrendered debentures, including the 2012 Hillair Debenture, were cancelled at the time of the exchange.

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

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2014 and 2013

10.	Convertible Debentures (continued)

In April 2013, the Company issued and sold to Frank Casano (“Casano”) and Scott Masterson (“Masterson”) an aggregate of (i) $560,000 in 8% Original Discount Senior Secured Convertible Debentures due October 15, 2014, for $500,000 (“April 2013 Debentures”), and (ii) Common Stock purchase warrants to purchase up to 1,302,326 shares of the Company’s Common Stock with a fair value of $60,801 at issuance, which has been recorded as a discount to the April 2013 Debentures. (As disclosed in Note 15) The Company recorded a discount of $60,000, which will be amortized over the term of the debenture, using the effective interest method. At the date of issuance the fair value of the conversion option liability was determined to be $14,971, which has been recorded as a discount to the debenture. Except for the date of issuance, these debentures and warrants have the same terms and conditions as the debenture and warrant issued to Hillair as described above. As of December 31, 2013, the discount related to the April 2013 Debentures amounted to $79,200. As described below, in April 2014 the April 2013 Debentures were exchanged for 2014 Exchange Debentures. The surrendered April 2013 Debentures were cancelled at the time of the exchange.

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

2014 Debentures

On April 10, 2014, the Company entered into a Securities Exchange Agreement (the “Exchange Agreement”) with Hillair, Casano and Masterson who held certain of the existing Senior Convertible Debentures described above (the "Existing Debentures").  Under the terms of the Exchange Agreement, Existing Debentures with a stated maturity value of $1,680,000 were surrendered in exchange for (i) new Senior Convertible Debentures with a stated interest rate of eight percent (8%) per year, a stated maturity value of $1,915,200, a conversion price of $0.25 per share, subject to adjustment, with a final maturity date of April 1, 2016 (the “2014 Exchange Debentures”), and (ii) a five (5) year Common Stock purchase warrant to purchase up to 7,660,800 shares of the Company’s common stock at an exercise price of $0.275 (110% of the conversion price), subject to adjustment (the “2014 Exchange Warrants”). At April 10, 2014, the carrying value of 2014 Existing Debentures was $1,680,000 and the fair value of the conversion option liability was $2,366. The fair value of the conversion option liability of the 2014 Exchange Debentures was determined to be $380,744 and the fair value of the warrants issued was determined to be $490,601. The Company recognized a loss of $1,104,179 on this exchange transaction. In connection with the Exchange Agreement, the Company incurred $20,763 in legal fees which are included in debt issuance costs in the accompanying consolidated balance sheet at December 31, 2014.

On April 10, 2014, the Company entered into a Securities Purchase Agreement (the “2014 SPA”) with four investors, including Hillair pursuant to which the Company issued and sold (i) $2,080,500 in 8% Original Discount Senior Secured Convertible Debentures, for $1,825,000, with a conversion price of $0.25 per share, subject to adjustment, with a final maturity date of April 1, 2016 (the “2014 New Debentures” together with the 2014 Exchange Debentures, the “2014 Debentures”), and (ii) a five (5) year Common Stock purchase warrant to purchase up to 8,322,000 shares of the Company’s common stock at an exercise price of $0.275 (110% of the conversion price), subject to adjustment with a fair value of $532,944 at issuance, which has been recorded as a discount to the 2014 New Debentures. (As disclosed in Note 15) Holders of the 2014 Debentures are referred to in this Annual Report on Form 10-K as the “2014 Holders”. The Company recorded a discount of $255,500, which is being amortized over the term of the 2014 New Debentures, using the effective interest method. The initial conversion price for the 2014 New Debentures is $0.25 per share, subject to adjustments upon certain events, as set forth in the 2014 New Debentures. At the date of issuance the fair value of the conversion option liability was determined to be $413,606, which has been recorded as a discount to the 2014 New Debentures. In connection with the 2014 New Debentures, the Company incurred $20,000 in legal fees which are included in debt issuance costs in the accompanying consolidated balance sheet at December 31, 2014. As of December 31, 2014, the discount related to the 2014 New Debentures amounted to $792,798.

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

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2014 and 2013

10.	Convertible Debentures (continued)

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

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2014 and 2013

10.	Convertible Debentures (continued)

A summary of the Company’s convertible debentures as of December 31, 2014 and 2013 is as follows:

	2014	2013
2012 Hillair Debentures, net of $144,769 discount	$-	$975,231
January 2013 Debentures, net of $45,419 discount	-	346,581
April 2013 Debentures, net of $79,200 discount	-	480,800
2014 Exchange Debentures	1,915,200	-
2014 New Debentures, net of $792,798 discount	1,287,702	-

Total debt	3,202,902	1,802,612

Less current portion, net of $198,200 discount	800,726	1,802,612

Long-term debt	$2,402,176	$-

For the years ended December 31, 2014 and 2013, interest expense on the convertible debentures amounted to $280,422 and $154,351, respectively, and is included on the accompanying condensed consolidated statements of operations. For the years ended December 31, 2014 and 2013 total amortization relating to the discount amounted to $718,640 and $436,947, respectively, and is included in interest expense on the accompanying consolidated statements of operations.

The Company bifurcated the conversion option from its debt host. The fair value of the conversion option liabilities were determined to be $794,350 at the date of issuance, utilizing the lattice method. Consequently, the Company recorded a discount of $794,350 on the debentures, which will be amortized over the term of the debenture, using the effective interest method. The fair value of the conversion option liabilities as of December 31, 2014 was $110,000. The significant assumptions which the Company used to measure the fair value at the date of issuance and December 31, 2014 of the conversion option liability are as follows:

	Date of Issuance	December 31, 2014
Stock price	$0.25	$0.14
Term	1.48 – 1.98 years	0.75 – 1.25 years
Volatility	50%	50%
Risk-free interest rate	0.09 – 0.37%	0.25%
Exercise price	$0.25	$0.25

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2014 and 2013

10.	Convertible Debentures (continued)

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

11.	Income Taxes

The Company’s benefit for income taxes consists of the following for the year ended December 31, 2014 and 2013:

	2014	2013
Deferred:
Federal	$(426,761)	$(692,787)
State and local	(71,638)	(389,582)
Total deferred	(498,399)	(1,082,369)

Total benefit for income taxes	(498,399)	(1,082,369)
Less: valuation reserve	498,399	1,082,369
Income Tax provision	$-	$-

A reconciliation of the federal statutory rate to 0% for the year ended December 31, 2014 and 2013 to the effective rate for income from operations before income taxes is as follows:

	2014	2013

Benefit for income taxes at federal statutory rate	34.0%	34.0%
State and local income taxes, net of federal benefit	8.2	9.6
Differences attributable to change in state business apportionment	(6.2)	(1.9)
Change in fair value of derivative liabilities	19.3	7.3
Loss on extinguishment of debt	(28.2)	-
True-up	5.8	1.8
Other	(0.5)	(0.5)
Less valuation allowance	(32.4)	(50.3)
Effective income tax rate	0.0%	0.0%

During 2014, the Company adjusted its estimate of business apportionment, thus decreasing its tax effective state and local tax rate from 9.6% to 8.2%. The decrease is primarily due to allocation of business receipts from New York State and New York City.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2014 and 2013

11.	Income Taxes (continued)

The tax effects of these temporary differences along with the net operating losses, net of an allowance for credits, have been recognized as deferred tax assets (liabilities) at December 31, 2014 and 2013 as follows:

	2014	2013
Net operating loss carryforward	$2,910,932	$2,294,888
Bad debt reserve	128,313	121,792
Employee stock compensation	618,512	510,816
Net conversion feature discount	(225,938)	-
Accrued losses on uncompleted jobs	-	4,318
Depreciation	1,083	419
Related party expenses	-	2,618
Charity	348	-
Net deferred tax asset	3,433,250	2,934,851
Less valuation allowance	(3,433,250)	(2,934,851)

Net deferred tax asset	$-	$-

The Company establishes a valuation allowance, if based on the weight of available evidence; it is more likely than not that some portion or all of the deferred assets will not be realized. The valuation allowance increased $498,399 and $1,082,369 during 2014 and 2013, respectively, offsetting the increase in the deferred tax asset attributable to the net operating loss and reserves.

As of December 31, 2013, the Company has a net operating loss carry forward of approximately $6,893,000 for Federal tax purposes.  The net operating loss expires through 2034.

As required by the provisions of ASC 740, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely that not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. Differences between tax positions taken or expected to be taken in a tax return and the net benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized benefits.” A liability is recognized (or amount of net operating loss or amount of tax refundable is reduced) for an unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of ASC 740.

The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expenses. As of December 31, 2014, the Company has no unrecognized tax positions, including interest and penalties. The tax years 2011 - 2013 are still open to examination by the major tax jurisdictions in which the Company operates. The Company files returns in the United States Federal tax jurisdiction and various other state jurisdictions.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2014 and 2013

12.	Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of the common shares issuable upon the exercise of stock options and warrants. Potentially dilutive common shares are excluded from the calculation if their effect is antidilutive. At December 31, 2014, there were options and warrants to purchase 15,425,001 and 25,572,059 shares of common stock, respectively, outstanding which could potentially dilute future net income (loss) per share. At December 31, 2014 the Company also has outstanding convertible debt which is initially convertible into 15,982,800 shares of common stock, which could potentially dilute future net income (loss) per share. The number of shares the convertible debt could be converted into could potentially increase under certain circumstances related to the market price of the Company’s common stock at the time of conversion. At December 31, 2013 basic and diluted common shares outstanding exclude 500,000 common shares that are held in escrow and subject to forfeiture. At December 31, 2013, there were options and warrants to purchase 10,330,001 and 6,119,864 shares of common stock, respectively, outstanding which could potentially dilute future net income (loss) per share. At December 31, 2013 the Company also has outstanding convertible debt which is initially convertible into 4,818,605 shares of common stock, which could potentially dilute future net income (loss) per share. The number of shares the convertible debt could be converted into could potentially increase under certain circumstances related to the market price of the Company’s common stock at the time of conversion.

Basic and diluted net loss per share was calculated for the years ending December 31, 2014 and 2013 as follows:

	2014	2013
Net loss	$(1,537,315)	$(2,163,302)

Weighted average shares outstanding - basic	42,787,865	42,327,819
Dilutive effect of stock options and warrants	-	-
Weighted average shares outstanding - diluted	42,787,865	42,327,819

Net loss per share - basic and diluted	$(0.04)	$(0.05)

13.	Construction Backlog

The following represents the backlog of signed engineering and project management contracts in existence at December 31, 2014 and 2013:

	2014	2013
Balance - January 1	$49,593	$1,405,803
New contracts and change orders during the period	271,503	1,180,802
	321,096	2,586,605
Less: contract revenue earned during the period	(314,896)	(2,537,012)
	6,200	49,593
Contracts signed but not started	-	-
Balance - December 31	$6,200	$49,593

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2014 and 2013

14.	Stockholders’ Equity

Issuance of common stock for services – On October 1, 2013, the Company issued 1,000,000 shares of Common Stock for services provided by a consultant. These shares were deemed to have a fair market value of $220,000. 500,000 of the shares vested immediately and 500,000 shares vest on May 1, 2014. As of December 31, 2013, the Company recognized professional fees in the amount of $160,000 related to the shares issued to the consultant. On April 22, 2014, the Company terminated the consulting agreement with the consultant. 500,000 of these shares were due to vest on May 1, 2014 and as outlined in the underlying agreement have been returned to the Company.

On November 8, 2013, the Company issued 25,000 shares of Common Stock for services provided by a consultant. These shares were deemed to have a fair market value of $5,750.

Issuance of common stock – On November 18, 2014, the Company issued 83,334 shares of Common Stock to their former lessor for settlement of $25,000 that was owed to them.

Stock options issued – During 2014, two directors of the Company exercised options to purchase an aggregate of 112,500 shares of the Company’s Common Stock at $0.20 per share.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2014 and 2013

15.	Warrants

In conjunction with a private placement in October 2010 (the “2010 Private Placement”), the Company issued warrants to Ladenburg, the placement agent for the 2010 Private Placement.  The warrants entitle Ladenburg to purchase up to a total of 1,044,584 shares of Common Stock for $0.25 per share.  The warrants expire October 28, 2015.  The warrants are exercisable, at the option of the holder, at any time prior to their expiration. The fair value of warrants issued to placement agents was calculated utilizing the lattice method.  The warrants issued to Ladenburg contain provisions that make them redeemable for cash by the holder of the warrant under certain circumstances that are not within the control of the Company. Accordingly, the fair market value of the warrants as of the date of issuance has been classified as liabilities. The fair value of the 2010 Private Placement warrants as of December 31, 2014 and 2013 was $3,476 and $41,078, respectively.

In conjunction with a private placement in 2012 (the “2012 Private Placement”), the Company issued warrants to Ladenburg in March 2012. The warrants entitle Ladenburg to purchase up to a total of 86,323 shares of common stock for $0.35 per share and expire March 27, 2017. The Company also issued warrants to Ladenburg in May 2012 in connection with the additional 702,872 shares of common stock issued in the 2012 Private Placement. These warrants entitle Ladenburg to purchase 29,700 shares of common stock at $0.35 per share and expire May 22, 2017. These warrants are exercisable, at the option of the holder, at any time prior to their expiration. The fair value of warrants issued to placement agents were calculated utilizing the lattice method.  The warrants issued to Ladenburg contain provisions that make them redeemable for cash by the holder of the warrant under certain circumstances that are not within the control of the Company.  Accordingly, the fair market value of the warrants as of the date of issuance has been classified as liabilities. The fair value of the 2012 Private Placements warrants as of December 31, 2014 and 2013 was $750 and $4,050, respectively.

As part of the issuance of convertible debentures to Hillair as disclosed in Note 10, the Company issued warrants to Hillair. The warrants entitle Hillair to purchase up to 2,604,651 shares of Common Stock for $0.4488, subject to adjustments upon certain events. The warrants may be exercised at any time on or after June 27, 2013 and expire on June 27, 2018. The fair value of warrants issued to Hillair was calculated utilizing the lattice method. The warrants issued to Hillair contain provisions that make them redeemable for cash by the holder of the warrant under certain circumstances that are not within the control of the Company. Accordingly, the fair market value of the warrants as of the date of issuance has been classified as liabilities and has been included as a debt discount of the convertible debentures described in Note 10. The fair value of the Hillair warrants as of December 31, 2014 and 2013 was $96,931 and $89,940, respectively.

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

As part of the issuance of convertible debentures to Next View and Another Investor as disclosed in Note 10, the Company issued warrants to Next View and Another Investor. The warrants entitle Next View and Another Investor to purchase up to 651,163 and 260,465, respectively, shares of Common Stock for $0.4488 per share, subject to adjustments upon certain events. As of December 31, 2013, the exercise price of these warrants was adjusted to $0.23. The warrants issued to Next View and Another Investor contain substantially all of the same terms as the warrants issued to Hillair. The fair market value of the warrants as of the date of issuance has been classified as liabilities and has been included as a debt discount of the convertible debentures described in Note 10. The fair value of the Next View and Another Investor warrants as of December 31, 2014 and 2013 was $33,926 and $31,479, respectively.

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

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2014 and 2013

15.	Warrants (continued)

As part of the issuance of the April 2013 Debentures to Casano and Masterson as disclosed in Note 10, the Company issued the April 2013 Warrants to Casano and Masterson. The April 2013 Warrants originally entitled Casano and Masterson to purchase up to 1,041,861 and 260,465, respectively, shares of Common Stock for $0.4488 per share, subject to adjustments upon certain events. The April 2013 Warrants issued to Casano and Masterson contain substantially all of the same terms as the 2012 Hillair Warrants. As a result of the transactions consummated pursuant to the Exchange Agreement and the 2014 SPA as disclosed in Note 6, the number of shares of Common Stock Casano and Masterson are entitled to purchase has increased to 1,792,000 and 448,000, respectively and can be purchased for $0.25 per share. The fair value of the April 2013 Warrants as of the date of issuance has been classified as liabilities and has been included as a debt discount of the April 2013 Debentures described in Note 10. The fair value of the April 2013 Warrants issued to Casano and Masterson as of December 31, 2014 and December 31, 2013 was $51,153 and $48,191, respectively.

Pursuant to the Exchange Agreement disclosed in Note 10, the Company issued 2014 Exchange Warrants to Hillair, Casano and Masterson. The 2014 Exchange Warrants entitle Hillair, Casano and Masterson to purchase up to 5,107,200, 2,042,880, and 510,720, respectively, shares of Common Stock at $0.275 per share, subject to adjustments upon certain events. The 2014 Exchange Warrants may be exercised at any time after April 10, 2014 and expire on April 10, 2019. The fair value of the 2014 Exchange Warrants issued to Hillair, Casano and Masterson was calculated utilizing the lattice method. The 2014 Exchange Warrants contain provisions that make them redeemable for cash by the holder of the warrant under certain circumstances that are not within the control of the Company. Accordingly, the fair value of the 2014 Exchange Warrants as of the date of issuance has been classified as liabilities and has been included in the loss on extinguishment of debt on the accompanying condensed consolidated statements of operations. The fair value of these warrants as of December 31, 2014 and the date of issuance was $167,969 and $490,601, respectively.

As part of the issuance of the 2014 New Debentures as disclosed in Note 10, the Company issued warrants to purchase up to 8,322,000 shares of Common Stock at $0.275 per share (the “2014 New Warrants”), subject to adjustments upon certain events. The 2014 New Warrants contain substantially all of the same terms as the 2014 Exchange Warrants. The fair value of the 2014 New Warrants as of the date of issuance has been classified as liabilities and has been included as a debt discount of the 2014 New Debentures described in Note 10. The fair value of the 2014 New Warrants as of December 31, 2014 and the date of issuance was $182,466 and $532,944, respectively.

A summary of warrant activity and changes during the years ended December 31, 2014 and 2013 are presented below:

	Number of Warrants	Weighted Average Exercise Price Per Share	Weighted Average Remaining Terms (in years)	Aggregate Intrinsic Value

Outstanding - December 31, 2013	6,119,864	$0.26	3.38	-
Issued	15,982,800	0.275
Anti-Dilutive Adjustment	3,469,395	0.25
Exercised	-	-
Forfeited	-	-
Outstanding - December 31, 2014	25,572,059	$0.27	3.89	$-

Exercisable - December 31, 2014	25,572,059	$0.27	3.89	$-

The change in fair value of the warrants of $701,612 and $253,051 is included in the accompanying consolidated statement of operations for the years ended December 31, 2014 and 2013, respectively.

The significant assumptions which the Company used to measure the fair value of warrants at December 31, 2014 and 2013 is as follows:

	2014	2013
Stock price	$0.14	$0.21
Term	0.83-4.28 Years	1.83-4.79 Years
Volatility	50%	50%
Risk-free interest rate	0.25-1.38%	0.38-1.75%
Exercise prices	$0.25-0.4488	$0.25-0.4488
Dividend yield	0.00%	0.00%

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2014 and 2013

16.	Stock Options and Grants

2011 Plan – On July 27, 2011, in connection with the Merger, the Company obtained the written consent of holders of a majority of its outstanding common stock approving the 2011 Incentive Stock Plan (the “2011 Plan”). The 2011 Plan covers up to 8,000,000 shares of common stock, and all officers, directors, employees, consultants and advisors are eligible to be granted awards under the 2011 Plan. An incentive stock option may be granted under the 2011 Plan only to a person who, at the time of the grant, is an employee of the Company or its subsidiaries. The 2011 Plan expires on July 26, 2021, and is administered by the Company’s Board. As of December 31, 2014, there were 3,928 shares of common stock available for issuance under the 2011 Plan.

During 2012, the Company’s Board of Directors approved the issuance of up to an additional 2,000,000 shares of the Company’s common stock in the form of restricted stock or options (the “2012 Board Equity Authorization”). These options generally have the same terms and conditions as those provided under the 2011 Plan, however, the authorization of these options is not subject to shareholder approval. The 2012 Board Equity Authorization has not been approved by the Company’s stockholders. The issuance of these options will be approved by the Company’s Board of Directors on a case-by-case basis.  As of December 31, 2014, there were 66,071 shares of common stock available for issuance under this approval.

2013 Plan - During November 2013, the Company’s Board of Directors approved the issuance of up to 2,000,000 shares of the Company’s Common Stock in the form of restricted stock or options (“2013 Stock Plan”). The options granted under the 2013 Stock Plan have generally the same terms and conditions as those provided under the 2011 Plan. The 2013 Plan has not been approved by the Company’s stockholders. The Stock Plan is administrated by the Company’s Board of Directors. As of December 31, 2014, there were 1,600,000 shares of common stock available for issuance under the 2013 Stock Plan.

2014 Plan - On July 15, 2014, at the annual meeting of the Company’s shareholders, the shareholders holding a majority of the Company’s outstanding common stock voted to approve the 2014 Incentive Stock Plan (“2014 Stock Plan”). The 2014 Stock Plan contains 12,000,000 shares of the Company’s Common Stock, which is available for grant to directors, officers and employees of, and consultants and advisors to, the Company or any subsidiary of the Company; provided that incentive stock options may only be granted to employees of the Company and its subsidiaries. An incentive stock option may be granted under the 2014 Plan only to a person who, at the time of the grant, is an employee of the Company or its subsidiaries. Grants under the 2014 Stock Plan may take the form of options, stock appreciation rights, restricted stock and other equity incentives. The 2014 Plan expires on July 14, 2024, and is administered by a committee consisting of two or more directors appointed by the Company’s Board. As of December 31, 2014, there were 6,792,500 shares of common stock available for issuance under the 2014 Stock Plan.

A summary of stock option activity and changes during the years ended December 31, 2014 and 2013 are presented below:

	Shares	Weighted Average Fair Value Per Share	Weighted Average Exercise Price Per Share	Weighted Average Remaining Terms (in years)	Aggregate Intrinsic Value
Outstanding – January 1, 2013	9,317,501	$0.11	$0.36	9.03	539,650
Granted	1,012,500	0.09	0.41
Exercised	-	-	-
Cancelled	-	-	-
Outstanding – December 31, 2013	10,330,001	$0.10	$0.36	8.16	$109,050
Granted	5,207,500	0.11	0.14
Exercised	(112,500)	0.09	0.20
Cancelled	-	-	-
Outstanding – December 31, 2014	15,425,001	$0.07	$0.30	8.00	$112,500
Exercisable – December 31, 2013	8,416,668	$0.10	$0.32	8.05	$107,517
Exercisable – December 31, 2014	11,625,835	$0.09	$0.33	7.50	$37,500

For the year ended December 31, 2014 and 2013, the Company recognized stock-based compensation expense of $294,067 and $421,305, respectively, which is included in payroll and related expenses in the accompanying consolidated statements of operations.

As of December 31 2013, there was $321,157 of total unrecognized compensation costs related to non-vested stock options, which will be expensed over a weighted average period of 1.52 years. The intrinsic value is calculated as the difference between the fair value of the stock price at year end and the exercise price of each of the outstanding stock options. The fair value of the stock price at December 31, 2014 and December 31, 2013 was $0.14 per share and $0.21 per share, respectively, as determined by using a weighted value between the income approach method and the weighted average bulletin board price.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2014 and 2013

16.	Stock Options and Grants (continued)

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

On July 30, 2014, Paul Galvin, the Company’s Chief Executive Officer, Brian Wasserman, the Company’s Chief Financial Officer, and Jennifer Strumingher, the Company’s Chief Administrative Officer were granted options to purchase 2,000,000, 1,000,000 and 750,000, respectively, shares of the Company’s Common Stock with an exercise price of $0.11 per share. These options were granted under the 2014 Plan. One-third of the options vest upon the grant date, the second third vests on the first anniversary date of the grant date, and the remaining third vests on the second anniversary of the grant date. The fair value of these options upon issuance amounted to $446,250.

On October 8, 2014, four employees of the Company were granted options to purchase 950,000 shares of the Company’s Common Stock with an exercise price of $0.21 per share. These shares were granted under the 2014 Plan. One-third of the options vest upon the grant date, the second third vests on the first anniversary date of the grant date, and the remaining third vests on the second anniversary of the grant date. The fair value of these options upon issuance amounted to $93,100.

On November 21, 2014, seven directors of the Company were granted options to purchase 387,500 shares of the Company’s Common Stock with an exercise price of $0.275 per share. These shares were granted under the 2014 Plan. One-third of the options vest upon the grant date, the second third vests on the first anniversary date of the grant date, and the remaining third vests on the second anniversary of the grant date. The fair value of these options upon issuance amounted to $15,500.

During December 2014, the Company executed a one year consulting agreement with a consultant, to act as a Senior Advisor of the Company. In consideration for the services to be performed under the agreement, the Company granted options to purchase 120,000 of the Company’s Common Stock with an exercise price of $0.21 per share. Half of the options vest upon the grant date and half vest on the first anniversary of the grant date. The fair value of these options upon issuance amounted to $7,920.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2014 and 2013

16.	Stock Options and Grants (continued)

The fair value of the stock-based option awards granted during the years ended December 31, 2014 and 2013 were estimated at the date of grant using the Black-Scholes option valuation model with the following assumptions:

	2014	2013
Expected dividend yield	0.00%	0.00%
Expected stock volatility	50%	50%
Risk-free interest rate	1.57 – 2.57%	0.88 – 3.04%
Expected life	5.25-10 years	5.25-10 years

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

For the Years Ended December 31, 2014 and 2013

17.	Commitments

Operating lease – The Company leases office space in New York City to conduct its business. The Company’s previous lease began in October 2011 and was terminated as of September 30, 2013.  As of December 31, 2013, the Company owed $25,000 to the former lessor which was settled with the issuance of 83,334 shares of the company’s common stock in November 2014. Non-contingent rent increases were being amortized over the life of the lease on a straight line basis. The Company’s current lease originally began on October 1, 2013 and expired December 31, 2014. The Company extended the life of the lease through March 2015 for $3,500 per month. Subsequent to March 2015, the Company will enter into an additional month-to-month lease for office space. The rental expense charged to operations for the year ended December 31, 2014 and 2013 amounted to $57,600 and $51,483 (net of approximately $43,000 in reversal of accrued rent upon termination of lease), respectively. The Company also entered into a month-to-month lease for additional office space in November 2014 for $2,600 a month.

18.	Related Party Transactions

On March 26, 2009, the Company entered into a $50,000 revolving credit promissory note (the “Revolver”) with Vector Group Ltd. (“Vector”), the former controlling stockholder of the Company. On January 26, 2011, the Company and Vector entered into an amendment to the Revolver increasing the amount that the Company may borrow from $50,000 to $100,000. The loan bears interest at 11% per annum and was due on December 31, 2013. During January 2014, the Revolver was extended from December 31, 2013 to June 30, 2015. As of December 31, 2014 and 2013, the balance due to Vector amounted to $73,500. As of December 31, 2014 and 2013, accrued interest related to the Revolver amounted to $36,833 and $28,636, respectively, and is included in accrued interest, related party on the accompanying condensed consolidated balance sheets. Interest expense for other related party notes payable amounted to $8,197 for the years ended December 31, 2014 and 2013.

ConGlobal Industries, Inc. is a minority stockholder of the Company and provides containers and labor on domestic projects.  The Company recognized Cost of Goods Sold of $1,140,315 and $1,595,468, for services ConGlobal Industries, Inc. rendered during the years ended December, 31, 2014 and 2013, respectively. As of December 31, 2014 and 2013, $92,792 and $176,929, respectively, of such expenses are included in related party accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

The Lawrence Group is a minority stockholder of the Company and is a building design, development and project delivery firm. The Company recognized Cost of Goods Sold of $4,760 and $52,966, for services The Lawrence Group rendered during the years ended December 31, 2014 and 2013. For the years ended December 31, 2014 and 2013, $32,389 and $27,629, respectively, of pre-project expenses were included in related party accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet.

An affiliated accounting firm of the Company’s Chief Financial Officer provides accounting and consulting services to the Company. The Company recognized General and Administrative expenses in the amount of $74,300 and $80,050 for the years ended December 31, 2014 and 2013, respectively. As of December 31, 2014 and 2013, $7,300 and $36,050 of such expenses are included in related party accounts payable and accrued expenses on the accompanying condensed consolidated balance sheet, respectively.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2014 and 2013

19.	Cancellation of Trade Liabilities and Unpaid Interest

For the years ended December 31, 2013, the Company recognized debt forgiveness income of $25,530, as shown on the accompanying statements of operations, which represents forgiveness of trade accounts payable resulting from settlement agreements with vendors.

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

