Form 10-K/A
period 2014-12-31
SG BLOCKS, INC.
filed 2015-03-31
CIK 1023994

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K filed by SG Blocks, Inc. for the fiscal year ended December 31, 2014, originally filed with the SEC on March 31, 2015 (the “Original Filing”). The purpose of the Amendment is to file the Consent of Independent Registered Public Accounting Firm as Exhibit 23, which was inadvertently not filed as an exhibit to the Original Filing.

ITEM 15.       EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)              CONSOLIDATED FINANCIAL STATEMENTS

Our financial statements and the notes thereto, together with the report thereon of Marcum LLP dated March 30, 2015, are filed with the Original Filing.

(a)(3)              EXHIBITS

The information required by this Item is listed in the Exhibit Index of this Amendment.

2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SG BLOCKS, INC.

(Company)

By:	/s/ Paul M. Galvin	Date: March 31, 2015
Paul M. Galvin

3

INDEX TO EXHIBITS

The exhibit number, description and sequential page number in the original copy of this document where exhibits can be found as follows:

EXHIBITS INDEX

Exhibit Number	Description of Exhibits
2.1	Merger Agreement and Plan of Reorganization, dated July 27, 2011, by and among CDSI Holdings Inc., CDSI Merger Sub, Inc., SG Blocks, Inc. and Certain Stockholders of SG Blocks, Inc. Incorporated herein by reference to Exhibit 2.01 to the Current Report on Form 8-K as filed by SG Blocks, Inc. (fka CDSI Holdings Inc.) with the Securities and Exchange Commission on August 2, 2011.
3.1	Amended and Restated Certificate of Incorporation of SG Blocks, Inc. (fka CDSI Holdings Inc.). Incorporated herein by reference to Exhibit 3.01 to the Current Report on Form 8-K as filed by SG Blocks, Inc. (fka CDSI Holdings Inc.) on November 10, 2011.
3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of SG Blocks, Inc. Incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on July 18, 2014, as amended.
3.3	Amended and Restated Bylaws of SG Blocks, Inc. (fka CDSI Holdings Inc.). Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form SB-2A filed on May 9, 2009.
4.1	Revolving Credit Promissory Note, dated as of March 26, 2009, by and between Vector Group Ltd., Lender, and CDSI Holdings Inc., as borrower. Incorporated herein by reference to Exhibit 4.1 to the Annual Report on Form 10-K for the year ended December 31, 2008.
4.2	Amendment, dated as of January 26, 2011, to the Revolving Credit Promissory Note between Vector Group Ltd., Lender, and CDSI Holdings Inc., as borrower. (4) Incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K as filed by SG Blocks, Inc. (fka CDSI Holdings Inc.) on January 27, 2011.
4.3	Warrant issued by SG Blocks, Inc. to Ladenburg Thalmann & Co. Inc. on November 4, 2011. Incorporated herein by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-k for the fiscal year ended December 31, 2011.
4.4	Warrant issued by SG Blocks, Inc. to Ladenburg Thalmann & Co. Inc. on March 28, 2012. Incorporated herein by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-k for the fiscal year ended December 31, 2011.
4.5	8% Original Issue Discount Secured Convertible Debentures issued to Hillair Capital Investments, L.P. Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed January 3, 2013.
4.6	Common Stock Purchase Warrant, dated December 27, 2012, granted to Hillair Capital Investments, L.P. Incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed January 3, 2013.
4.7	Form of Original Issue Discount Secured Convertible Debentures issued to additional investors. Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed January 14, 2013.
4.8	Form of Common Stock Purchase Warrants issued to additional investors. Incorporated herein by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K, filed January 14, 2013.
4.9	Form of Original Issue Discount Secured Convertible Debentures issued to additional investors. Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed April 30, 2013.
4.10	Form of Common Stock Purchase Warrants issued to additional investors. Incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed April 30, 2013.
4.11	Form of Original Issue Discount Senior Secured Convertible Debentures Due April 1, 2016, issued to investors pursuant to the Exchange Agreement, dated April 10, 2014, between the Company and such investors. Incorporated herein by reference to Exhibit 4.11 to the Annual Report on Form 10-K filed with the SEC on April 15, 2014, as amended.
4.12	Form of Common Stock Purchase Warrants issued to investors pursuant to the Exchange Agreement, dated April 10, 2014, between the Company and such investors. Incorporated herein by reference to Exhibit 4.12 to the Annual Report on Form 10-K filed with the SEC on April 15, 2014, as amended.
4.13	Form of Original Issue Discount Senior Secured Convertible Debentures issued to investors pursuant to the Securities Purchase Agreement, dated April 10, 2014, between the Company and such investors. Incorporated herein by reference to Exhibit 4.13 to the Annual Report on Form 10-K filed with the SEC on April 15, 2014, as amended.
4.14	Form of Common Stock Purchase Warrants issued to investors pursuant to the Securities Purchase Agreement, dated April 10, 2014, between the Company and such investors. Incorporated herein by reference to Exhibit 4.14 to the Annual Report on Form 10-K filed with the SEC on April 15, 2014, as amended.
10.1*	2011 Incentive Stock Plan, incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K as filed by SG Blocks, Inc. (fka CDSI Holdings Inc.) with the Securities and Exchange Commission on August 2, 2011.
10.2	Form of Company Indemnification Agreement dated, November 7, 2011, between SG Blocks, Inc. and each of Paul Galvin, Joseph Tacopina, Stevan Armstrong, J. Scott Magrane, Christopher Melton, J. Bryant Kirkland III, Richard J. Lampen, Jennifer Strumingher, and Brian Wasserman. Incorporated herein by reference to Exhibit 10.02 to the Current Report on Form 8-K as filed by SG Blocks, Inc. (fka CDSI Holdings Inc.) on November 10, 2011.
10.3*	Employment Agreement, dated October 26, 2010, between Paul Galvin and SG Building Blocks, Inc. (fka SG Blocks, Inc.). Incorporated herein by reference to Exhibit 10.03 to the Current Report on Form 8-K as filed by SG Blocks, Inc. (fka CDSI Holdings Inc.) on November 10, 2011.
10.4*	Employment Agreement, dated October 26, 2010, between Stevan Armstrong and SG Building Blocks, Inc. (fka SG Blocks, Inc.). Incorporated herein by reference to Exhibit 10.04 to the Current Report on Form 8-K as filed by SG Blocks, Inc. (fka CDSI Holdings Inc.) on November 10, 2011.
10.5*	Employment Agreement, dated October 26, 2010, between Jennifer Strumingher and SG Building Blocks, Inc. (fka SG Blocks, Inc.). Incorporated herein by reference to Exhibit 10.05 to the Current Report on Form 8-K as filed by SG Blocks, Inc. (fka CDSI Holdings Inc.) on November 10, 2011.
10.6*	Consulting Agreement, dated November 7, 2011 between SG Blocks, Inc., BAW Holdings Corp. and Brian Wasserman. Incorporated herein by reference to Exhibit 10.06 to the Current Report on Form 8-K/A as filed by SG Blocks, Inc. (fka CDSI Holdings Inc.) on December 20, 2011.
10.7*	Form Option Grant Letter for Employees, entered into between SG Blocks, Inc. and each of Paul Galvin, Stevan Armstrong and Jennifer Strumingher.

10.8*	Form Option Grant Letter for Non-Employee Directors and Consultants, entered into between SG Blocks, Inc. and each of Joseph Tacopina, J. Scott Magrane, Christopher Melton, J. Bryant Kirkland III, Richard J. Lampen, and Brian Wasserman.
10.9**	Collaboration and Supply Agreement, dated July 23, 2007, between SGBlocks, LLC (now known as SG Building, Inc.) and ConGlobal Industries, Inc. Incorporated herein by reference to Exhibit 10.7 to the Current Report on Form 8-K/A as filed by SG Blocks, Inc. (fka CDSI Holdings Inc.) on January 13, 2012.
10.10	Form of Subscription/Registration Rights Agreement between the Company and each of J. Bryant Kirkland III, effective as of May 24, 2012; and Christopher Melton and Brian A. Wasserman, effective as of March 27, 2012. Incorporated herein by reference to Exhibit 10.7 to the Current Report on Form 8-K/A as filed by SG Blocks, Inc. (fka CDSI Holdings Inc.) on May 31, 2012.
10.10	Form Subsidiary Guarantee, dated December 27, 2012. Incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed January 3, 2013.
10.11	Form Security Agreement, dated December 27, 2012. Incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed January 3, 2013.
10.12	Form Securities Purchase Agreement, dated December 27, 2012 between the Company and Hillair Investments, L.P. Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed January 3, 2013.
10.13	Form of Addendum to Securities Purchase Agreement issued to additional investors. Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed April 30, 2013.
10.14	Form of Addendum to Security Agreement issued to additional investors. Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed April 30, 2013.
10.15	Form Securities Purchase Agreement, dated December 27, 2012 between the Company and Hillair Investments, L.P. Incorporated (as amended) herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed November 14, 2013.
10.16	Form of Securities Exchange Agreement, dated April 10, 2014, between the Company and investors party thereto. Incorporated herein by reference to Exhibit 10.16 to the Annual Report on Form 10-K filed with the SEC on April 15, 2014, as amended.
10.17	Form of Securities Purchase Agreement, dated April 10, 2014, between the Company and investors party thereto. Incorporated herein by reference to Exhibit 10.17 to the Annual Report on Form 10-K filed with the SEC on April 15, 2014, as amended.
10.18	Form of Subsidiary Guarantee, dated April 10, 2014, by SG Building Blocks, Inc. in favor of investors party to the Securities Purchase Agreement, dated April 10, 2014. Incorporated herein by reference to Exhibit 10.18 to the Annual Report on Form 10-K filed with the SEC on April 15, 2014, as amended.
10.19	Form of Security Agreement, dated April 10, 2014, between the Company and investors party thereto. Incorporated herein by reference to Exhibit 10.19 to the Annual Report on Form 10-K filed with the SEC on April 15, 2014, as amended.
10.21*	2014 Incentive Stock Plan. Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on July 18, 2014, as amended.
21.1#	List of Subsidiaries.
23+	Consent Of Independent Registered Public Accounting Firm.
31.1+	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32#	Certification by Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101.INS#	XBRL Instance Document.
101.SCH#	XBRL Taxonomy Extension Schema Document.
101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB#	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Includes compensatory plan or arrangement.

**	Filed with confidential portions omitted pursuant to request for confidential treatment. The omitted portions have been separately filed with the SEC.

+	Transmitted herewith.

#	Previously filed or furnished, as applicable, as an exhibit to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2015.