Form 10-Q
period 2015-06-30
SG BLOCKS, INC.
filed 2015-08-19
CIK 1023994

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

(646) 240-4235

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

Yes ☐     No ☒

As of August 8, 2015, there were 42,918,927 shares of the registrant’s common stock, $0.01 par value, outstanding.

SG BLOCKS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SG BLOCKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$168,444	$884,188
Short-term investment	39,412	39,399
Accounts receivable, net	144,681	165,933
Inventory	14,629	198,970
Prepaid expenses and other current assets	7,500	7,717
Total current assets	374,666	1,296,207

Equipment, net	9,075	10,957
Security deposit	3,900	15,900
Debt issuance costs, net	15,611	26,019

Totals	$403,252	$1,349,083

Liabilities and Stockholders’ Deficiency

Current liabilities:
Accounts payable and accrued expenses	$212,107	$279,066
Accrued interest, related party	40,898	36,833
Accrued interest	79,914	-
Related party accounts payable and accrued expenses	221,925	132,481
Related party notes payable	73,500	73,500
Convertible debentures, net of discounts of $590,382 and $198,200	3,405,318	800,726
Billings in excess of costs and estimated earnings on uncompleted contracts	14,079	3,500
Deferred revenue	48,719	303,427
Conversion option liabilities	-	110,000
Warrant liabilities	131,289	536,671
Total current liabilities	4,227,749	2,276,204
Convertible debentures, net of discounts of $594,598	-	2,402,176
Total liabilities	4,227,749	4,678,380

Commitments

Stockholders’ deficiency:
Common stock, $0.01 par value, 300,000,000 shares authorized; 42,918,927 issued and outstanding at June 30, 2015 and December 31, 2014	429,189	429,189
Additional paid-in capital	7,075,829	6,978,907
Accumulated deficiency	(11,329,515)	(10,737,393)
Total stockholders’ deficiency	(3,824,497)	(3,329,297)

Totals	$403,252	$1,349,083

The accompanying notes are an integral part of these condensed consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue:
SG Block sales	$1,444,835	$495,378	$1,825,348	$1,504,024
Engineering services	-	57,675	25,526	81,565
Project management	20,000	87,510	20,000	89,244
	1,468,835	640,563	1,870,874	1,674,833

Cost of revenue:
SG Block sales	1,096,175	362,119	1,433,330	1,140,764
Engineering services	-	36,240	22,768	44,284
Project management	5,000	52,022	5,000	65,471
	1,101,175	450,381	1,461,098	1,250,519

Gross profit	367,660	190,182	409,776	424,314

Operating expenses:
Payroll and related expenses	280,155	269,584	591,378	509,897
General and administrative expenses	212,421	118,230	430,441	338,232
Marketing and business development expense	43,382	43,922	102,121	58,077
Pre-project expenses	6,547	14,267	15,276	28,337
Total	542,505	446,003	1,139,216	934,543

Operating loss	(174,845)	(255,821)	(729,440)	(510,229)

Other income (expense):
Interest expense	(189,730)	(392,636)	(378,077)	(576,235)
Interest income	7	8	13	16
Change in fair value of financial instruments	129,491	(377,967)	515,382	(458,182)
Loss on extinguishment of debt	-	(1,104,179)	-	(1,104,179)
Total	(60,232)	(1,874,774)	137,318	(2,138,580)

Net loss	$(235,077)	$(2,130,595)	$(592,122)	$(2,648,809)

Net loss per share - basic and diluted:
Basic and diluted	$(.01)	$(.05)	$(.01)	$(.06)

Weighted average shares outstanding:
Basic and diluted	42,918,927	42,773,093	42,918,927	42,763,977

The accompanying notes are an integral part of these condensed consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES

IN STOCKHOLDERS' DEFICIENCY

For the Six Months Ended June 30, 2015 (Unaudited)	$0.01 Par Value Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficiency	Total

Balance - December 31, 2014	42,918,927	$429,189	$6,978,907	$(10,737,393)	$(3,329,297)

Stock-based compensation	-	-	96,922	-	96,922

Net loss	-	-	-	(592,122)	(592,122)

Balance - June 30, 2015	42,918,927	$429,189	$7,075,829	$(11,329,515)	$(3,824,497)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30,	2015	2014
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(592,122)	$(2,648,809)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,882	2,084
Amortization of debt issuance costs	10,408	49,166
Accretion of discount on convertible debentures	202,416	401,521
Interest income on short-term investment	(13)	(16)
Change in fair value of financial instruments	(515,382)	458,182
Stock-based compensation	96,922	73,581
Extinguishment of debt	-	1,104,179
Bad debt expense	-	36,099
Return of unvested consultant stock	-	(45,000)
Changes in operating assets and liabilities:
Accounts receivable	21,252	(26,480)
Inventory	184,341	(779,962)
Prepaid expenses and other current assets	217	1,776
Accounts payable and accrued expenses	(66,959)	(43,695)
Accrued interest, related party	4,065	4,065
Accrued interest	79,914	64,985
Related party accounts payable and accrued expenses	89,444	10,511
Billings in excess of costs and estimated earnings -on uncompleted contracts	10,579	(7,534)
Deferred revenue	(254,708)	412,435
Net cash used in operating activities	(727,744)	(932,912)

Cash flows from investing activities
Security deposit	12,000	-
Purchase of equipment	-	(1,804)
Net cash provided by (used in) investing activities	12,000	(1,804)

Cash flows from financing activities:
Expenditures on debt issuance costs	-	(40,763)
Proceeds from exercise of stock options	-	10,000
Proceeds from issuance of convertible debentures and warrants	-	1,760,858
Principal payment of convertible debentures	-	(252,000)
Net cash provided by financing activities	-	1,478,095

Net increase (decrease) in cash and cash equivalents	(715,744)	543,379

Cash and cash equivalents - beginning of period	884,188	594,248

Cash and cash equivalents - end of period	$168,444	$1,137,627

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$79,914	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2015 and 2014 (Unaudited)

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

Through June 30, 2015, the Company has incurred an accumulated deficiency since inception of $11,329,515.  At June 30, 2015, the Company had a cash balance of $168,444.

On August 5, 2015, the Company issued and sold to Hillair Capital Investments L.P. (“Hillair”) a $162,000 Original Issue Discount Senior Secured Convertible Debenture due November 3, 2015 (the “Bridge Debenture”), for a subscription amount of $150,000 (the “August 2015 Financing”). The sale and issuance of the Bridge Debenture was consummated pursuant to a Securities Purchase Agreement, dated August 5, 2015, between the Company and Hillair. At any time after August 5, 2015, until the Bridge Debenture is no longer outstanding, the Bridge Debenture is convertible, in whole or in part, into shares of Common Stock at the option of Hillair, subject to certain conversion limitations set forth in the Bridge Debenture.  The initial conversion price for the Bridge Debenture is $0.10 per share, subject to adjustments upon certain events, as set forth in the Bridge Debenture.  As the Bridge Debenture was issued at an original issue discount, interest does not accrue on the Bridge Debenture.  The proceeds from the August 2015 Financing will be used to fund the Company’s operations, including the costs that the Company incurs as a public company.

Between October 1, 2015 and April 1, 2016, the Company’s convertible debentures (as disclosed in Note 6), in the amount of $3,995,700 will mature. Also, in June 2015 the Company’s related party revolving credit promissory note matured (as disclosed in Note 11). This related party revolving credit promissory note is currently in default but the Company has obtained waivers from the Convertible Debenture holders in regards to a cross default provision outlined in the underlying agreements. In April 2015, the Company entered into a license agreement (the “License Agreement”) with Red Cardinal Holdings, Inc. (“Red Cardinal”) pursuant to which the Company granted Red Cardinal a 15 year world-wide non-exclusive license to use the Company’s proprietary methods and technology to develop, manufacture, advance and promote code-engineered containers for safe and sustainable construction of buildings (the “License”). In consideration for the License, the Company will receive a royalty of 10% of actual revenues collected by Red Cardinal in connection with manufacturing, distributing and selling of buildings using the License. Under the terms of the License Agreement, Red Cardinal will, within ninety days of the execution of the License Agreement, enter into a contract in the amount of no less than $10,000,000 for the manufacture of buildings under the License Agreement. To date, Red Cardinal has not entered into such agreement for the manufacture of buildings under the License Agreement. In addition, Red Cardinal has also agreed to pay in full, assume or otherwise satisfy, to the holders of the Company’s debentures, described herein, all amounts as and when due under such debentures. The Company will provide consulting services to Red Cardinal in connection with which Red Cardinal may provide an advance to the Company. On June 24, 2015, the Company received a letter from Red Cardinal stating that the License Agreement is terminated. On July 22, 2015, the Company responded that it believed the License Agreement is in full force and effect.

The current level of cash and operating margins is not enough to cover the existing fixed and variable obligations of the Company, so increased revenue performance and the addition of capital through issuances of securities are critical to the Company’s success. At August 13, 2015, the Company had a cash balance of approximately $57,800. The Company expects that through the next 10 to 16 months, the capital requirements to fund the Company’s growth will consume all of the cash flows that it expects to generate from its operations, as well as any proceeds of any other issuances of senior convertible debt securities. The Company further believes that during this period, while the Company is focusing on the growth and expansion of its business, the gross profit that it expects to generate from operations will not generate sufficient funds to cover expected operating costs. Accordingly, the Company requires further external funding to sustain operations and to follow through on the execution of its business plan. There is no assurance that the Company’s plans will materialize and/or that the Company will be successful in funding estimated cash shortfalls through additional debt or equity capital and through the cash generated by the Company’s operations. Given these conditions, the Company’s ability to continue as a going concern is contingent upon it being able to secure an adequate amount of debt or equity capital to enable it to meet its cash requirements. In addition, the Company’s ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrants into established markets, the competitive environment in which the Company operates and the current capital raising environment.

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

For the Six Months Ended June 30, 2015 and 2014 (Unaudited)

3.	Summary of Significant Accounting Policies

Interim financial information - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, all adjustments, consisting of normal accruals, considered necessary for a fair presentation of the interim financial statements have been included. Results for the six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

The Company offers a one-year warranty on completed contracts.  For the three and six months ended June 30, 2015, the Company recognized $2,234 and $1,494, respectively, in warranty claims. For the three and six months ended June 30, 2014, the Company recognized $17,720 and $18,995, respectively, in warranty claims. The Company does not anticipate that any additional claims are likely to occur for warranties that are currently outstanding. Accordingly, no warranty reserve is considered necessary for any of the periods presented.

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

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2015 and 2014 (Unaudited)

3.	Summary of Significant Accounting Policies (continued)

Inventory - Raw construction materials (primarily shipping containers) are valued at the lower of costs (first-in, first-out method) or market. Finished goods and work-in-process inventories are valued at the lower of costs or market, using the specific identification method. As of June 30, 2015 and December 31, 2014, inventory consisted principally of work-in-process inventory which amounted to $14,629 and $198,970, respectively.

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

The Company uses three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities
Level 2	Quoted prices for similar assets and liabilities in active markets or inputs that are observable.
Level 3	Inputs that are unobservable (for example, cash flow modeling inputs based on assumptions).

Financial liabilities measured at fair value on a recurring basis are summarized below:

	June 30, 2015	Quoted prices in active market for identical assets (Level l)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Warrant Liabilities	$131,289	$-	$-	$131,289
Conversion Option Liabilities	$-	$-	$-	$-	(1)

(1) Diminimus value at June 30, 2015.

	December 31, 2014	Quoted prices in active market for identical assets (Level l)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Warrant Liabilities	$536,671	$-	$-	$536,671
Conversion Option Liabilities	$110,000	$-	$-	$110,000

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2015 and 2014 (Unaudited)

3.	Summary of Significant Accounting Policies (continued)

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

	For the six months ended June 30, 2015	For the six months ended June 30, 2014
Beginning balance	$646,671	$217,611
Aggregate fair value of conversion option liabilities and warrants issued	-	1,815,529
Change in fair value related to increase in warrants issued for anti-dilutive adjustment	-	745,920
Change in fair value of conversion option liabilities and warrants	(515,382)	(287,738)
Ending balance	$131,289	$2,491,322

The significant assumptions and valuation methods that the Company used to determine fair value and the change in fair value of the Company’s derivative financial instruments are discussed in Notes 6 and 8.

The Company presented warrant and conversion option liabilities at fair value on its condensed consolidated balance sheets, with the corresponding changes in fair value recorded in the Company’s condensed consolidated statements of operations for the applicable reporting periods. As disclosed in Notes 6 and 8, the Company computed the fair value of the warrant and conversion option liability at the date of issuance and the reporting dates of June 30, 2015 and December 31, 2014 using the lattice pricing method.

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

For the Six Months Ended June 30, 2015 and 2014 (Unaudited)

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

With respect to receivables, concentrations of credit risk are limited to a few customers in the construction industry.  The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers other than normal lien rights.  At June 30, 2015 and December 31, 2014, 66% and 85%, respectively, of the Company’s accounts receivable were due from three and two customers, respectively.

Revenue relating to four customers represented approximately 10%, 27%, 15%, and 15%, respectively, of the Company’s total revenue for the three months ended June 30, 2015. Revenue relating to two customers represented approximately 23% and 43%, respectively, of the Company’s total revenue for the three months ended June 30, 2014. Revenue relating to four customers represented approximately 14%, 14%, 21%, and 15%, respectively, of the Company’s total revenue for the six months ended June 30, 2015. Revenue relating to three customers represented approximately 23%, 40%, and 16%, respectively, of the Company’s total revenue for the six months ended June 30, 2014.

Costs of revenue relating to one vendor, who is a related party and disclosed in Note 11, represented approximately 16% and 60% of the Company’s total cost of revenue for the three months ended June 30, 2015 and 2014. Costs of revenue relating to one unrelated vendor, represented approximately 16% and 16%, respectively, of the Company’s total cost of revenue for the three months ended June 30, 2015 and 2014. Costs of revenue relating to one vendor, who is a related party and disclosed in Note 11, represented approximately 37% and 36% of the Company’s total cost of revenue for the six months ended June 30, 2015 and 2014. Costs of revenue relating to one unrelated vendor, represented approximately 28% and 48%, respectively, of the Company’s total cost of revenue for the six months ended June 30, 2015 and 2014. The Company believes it has access to alternative suppliers, with limited disruption to the business, should circumstances change with its existing suppliers.

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

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2015 and 2014 (Unaudited)

4.	Accounts Receivable

At June 30, 2015 and December 31, 2014, the Company’s accounts receivable consisted of the following:

	2015	2014
Billed:
SG Block sales	$117,923	$172,837
Engineering services	15,663	2,000
Project management	35,841	15,842
Total gross receivables	169,427	190,679
Less: allowance for doubtful accounts	(24,746)	(24,746)
Total net receivables	$144,681	$165,933

5.	Costs and Estimated Earnings on Uncompleted Contracts

Costs and estimated earnings on uncompleted contracts consist of the following at June 30, 2015 and December 31, 2014:

	2015	2014
Costs incurred on uncompleted contracts	$768	$-
Provision for loss on uncompleted contracts	-	-
Estimated income	153	-
	921	-
Less: billings to date	(15,000)	(3,500)

	$(14,079)	$(3,500)

The above amounts are included in the accompanying condensed consolidated balance sheets under the following captions at June 30, 2015 and December 31, 2014.

	2015	2014
Costs and estimated earnings in excess of billings on uncompleted contracts	$-	$-
Billings in excess of cost and estimated earnings on uncompleted contracts	(14,079)	(3,500)
	$(14,079)	(3,500)

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

For the Six Months Ended June 30, 2015 and 2014 (Unaudited)

6.	Convertible Debentures

On April 10, 2014, the Company entered into a Securities Exchange Agreement (the “Exchange Agreement”) with Hillair Capital Investments L.P. (“Hillair”), Frank Casano (“Casano”) and Scott Masterson (“Masterson”) who held certain existing Senior Convertible Debentures (the "Existing Debentures"). Existing Debentures consisted of: (a) debentures issued and sold to Hillair in December 2012 (the “2012 Hillair Debentures”) and (b) debentures issued and sold to Casano and Masterson in April 2013 (the “April 2013 Debentures”).   Under the terms of the Exchange Agreement, Existing Debentures with a stated maturity value of $1,680,000 were surrendered in exchange for (i) new Senior Convertible Debentures with a stated interest rate of eight percent (8%) per year, a stated maturity value of $1,915,200, a conversion price of $0.25 per share, subject to adjustment, with a final maturity date of April 1, 2016 (the “2014 Exchange Debentures”), and (ii) a five (5) year Common Stock purchase warrant to purchase up to 7,660,800 shares of the Company’s common stock at an exercise price of $0.275 (110% of the conversion price), subject to adjustment (the “2014 Exchange Warrants”). At April 10, 2014, the carrying value of Existing Debentures was $1,680,000 and the fair value of the conversion option liability was $2,366. The fair value of the conversion option liability of the 2014 Exchange Debentures was determined to be $380,744 and the fair value of the warrants issued was determined to be $490,601. The Company recognized a loss of $1,104,179 on this exchange transaction. In connection with the Exchange Agreement, the Company incurred $20,763 in legal fees which are included in debt issuance costs in the accompanying condensed consolidated balance sheets at June 30, 2015 and December 31, 2014.

On April 10, 2014, the Company entered into a Securities Purchase Agreement (the “2014 SPA”) with four investors, including Hillair pursuant to which the Company issued and sold (i) $2,080,500 in 8% Original Discount Senior Secured Convertible Debentures, for $1,825,000, with a conversion price of $0.25 per share, subject to adjustment, with a final maturity date of April 1, 2016 (the “2014 New Debentures” together with the 2014 Exchange Debentures, the “2014 Debentures”), and (ii) a five (5) year Common Stock purchase warrant to purchase up to 8,322,000 shares of the Company’s common stock at an exercise price of $0.275 (110% of the conversion price), subject to adjustment with a fair value of $532,944 at issuance, which has been recorded as a discount to the 2014 New Debentures. (As disclosed in Note 8) The Company recorded a discount of $255,500, which is being amortized over the term of the 2014 New Debentures, using the effective interest method. The initial conversion price for the 2014 New Debentures is $0.25 per share, subject to adjustments upon certain events, as set forth in the 2014 New Debentures. At the date of issuance the fair value of the conversion option liability was determined to be $413,606, which has been recorded as a discount to the 2014 New Debentures. In connection with the 2014 New Debentures, the Company incurred $20,000 in legal fees which are included in debt issuance costs in the accompanying condensed consolidated balance sheets at June 30, 2015 and December 31, 2014. As of June 30, 2015 and December 31, 2014, the discount related to the 2014 New Debentures amounted to $590,381 and $792,798, respectively.

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

At any time after April 10, 2014, (the “Original Issue Date”) until the 2014 Debentures are no longer outstanding, the 2014 Debentures are convertible, in whole or in part, into shares of Common Stock at the option of the 2014 Debenture holders, subject to certain conversion limitations set forth in the 2014 Debentures.  The initial conversion price for the 2014 Debentures is $0.25 per share, subject to adjustments upon certain events, as set forth in the 2014 Debentures.  The Company will pay interest on the aggregate unconverted and then outstanding principal amount of the 2014 Debentures at the rate of 8% per annum, payable quarterly on January 1, April 1, July 1 and October 1, beginning on October  1, 2014. The holders of the Company’s convertible debt agreed to postpone interest payments (beginning with the July 1, 2015 payments) due on the convertible debt until September 1, 2015. Interest is payable in cash or at the Company’s option in shares of Common Stock, provided certain terms and conditions are met as more fully described in the 2014 Debentures.  On each of October 1, 2015 and January 1, 2016, the Company is obligated to redeem an amount equal to $998,925 and on April 1, 2016, an amount equal to $1,997,850, plus accrued but unpaid interest, liquidated damages and any other amounts then owing in respect of the 2014 Debentures (as to each of the forgoing periodic redemptions, each a “Periodic Redemption Amount”).  In lieu of a cash redemption and subject to the Company meeting certain equity conditions described in the 2014 Debentures, the Company may elect to pay the Periodic Redemption Amount in shares on the terms set forth in the 2014 Debentures.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2015 and 2014 (Unaudited)

6.	Convertible Debentures (continued)

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

A summary of the Company’s convertible debentures as of June 30, 2015 and December 31, 2014 is as follows:

	2015	2014
2014 Exchange Debentures	$1,915,200	$1,915,200
2014 New Debentures, net of $590,381 and $792,798 discount	1,490,118	1,287,702

Total debt	3,405,318	3,202,902

Less current portion	3,405,318	800,726

Long-term debt	$-	$2,402,176

For the six months ended June 30, 2015 and 2014, interest expense on the convertible debentures amounted to $159,828 and $121,483, respectively, and is included on the accompanying condensed consolidated statements of operations. For the three months ended June 30, 2015 and 2014, interest expense on the convertible debentures amounts to $79,914 and $80,043, respectively, and is included on the accompanying condensed consolidated statements of operations. For the six months ended June 30, 2015 and 2014, total amortization relating to the discount amounted to $202,416 and $401,521, respectively, and is included in interest expense on the accompanying condensed consolidated statements of operations. For the three months ended June 30, 2015 and 2014, total amortization relating to the discount amounted to $101,208 and $283,798, respectively, and is included in interest expense on the accompanying condensed consolidated statements of operations.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2015 and 2014 (Unaudited)

6.	Convertible Debentures (continued)

The Company bifurcated the conversion option from its debt host. The fair value of the conversion option liabilities as of June 30, 2015 and December 31, 2014 was minimal and $110,000, respectively. The significant assumptions which the Company used to measure the fair value at the date of issuance and June 30, 2015 of the conversion option liability are as follows:

	June 30, 2015	December 31, 2014
Stock price	$0.075	$0.14
Term	0.25 - 0.75 year	0.75 - 1.25 years
Volatility	50%	50%
Risk-free interest rate	0.28%	0.25%
Exercise price	$0.25	$0.25

In connection with the 2014 SPA, the Company is required to maintain compliance with a variety of contractual provisions which include certain affirmative and negative covenants. The requirements principally consist of a requirement to maintain timely filings with the SEC, reserve sufficient authorized shares to issue upon the exercise of the underlying conversion option, and permit the debenture holders to participate in future financing transactions. The Company is also restricted, among other things, from incurring new indebtedness, permitting additional liens, making material changes to its charter documents, repay or repurchase more than a de minimis number of shares of its common stock or common stock equivalents, repay or repurchase any indebtedness, pay cash dividends, enter into transactions with affiliates or use the proceeds of the convertible debentures to provide funding to its subsidiaries. The underlying securities purchase and debenture agreements also provide for the Company to pay liquidated damages in the event of its failure to (i) deliver shares upon the conversion of the debentures, in which case the liquidated damages would amount to a cash payment of $10 per trading day (increasing to $15 per trading day on the fifth trading day) for each $1,000 of principal amount being converted until such certificates are delivered  (ii) maintain timely required filings with the SEC, in which case the liquidated damages would amount to a cash payment of two percent (2.0%) of the aggregate subscription amount of such purchasers securities on the day of the failure to maintain timely filings with the SEC and on every thirtieth (30th) day thereafter until the required documents are filed with the SEC or is no longer required for the purchaser to transfer the underlying shares pursuant to Rule 144 and (iii) to compensate the debenture holder for a Buy-In (as defined in the debentures) of securities previously sold by the debenture holder on a failure to timely deliver certificates upon conversion by the debenture holder.  If the holder is subject to a Buy-In, then the Company will (A) pay in cash to the debenture holder (in addition to any other remedies available to or elected by the debenture holder) the amount, if any, by which (x) the debenture holder’s total purchase price (including any brokerage commissions) for the Common Stock so purchased exceeds (y) the product of (1) the aggregate number of shares of Common Stock that the debenture holder was entitled to receive from the conversion at issue multiplied by (2) the actual sale price at which the sell order giving rise to such purchase obligation was executed (including any brokerage commissions) and (B) at the option of the debenture holder, either reissue (if surrendered) this debenture in a principal amount equal to the principal amount of the attempted conversion (in which case such conversion shall be deemed rescinded) or deliver to the debenture holder the number of shares of Common Stock that would have been issued if the Company had timely complied with its delivery requirements.

7.	Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of the common shares issuable upon the exercise of stock options and warrants. Potentially dilutive common shares are excluded from the calculation if their effect is antidilutive.  Diluted income per share includes the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” method as applicable.  At June 30, 2015, there were options and warrants to purchase 15,425,001 and 25,572,059 shares of common stock, respectively, outstanding which could potentially dilute future net income (loss) per share. At June 30, 2015 the Company also has outstanding convertible debt which is initially convertible into 15,982,800 shares of common stock that could potentially dilute future net income (loss) per share. The number of shares the convertible debt could be converted into could potentially increase under certain circumstances related to the market price of the Company’s common stock at the time of conversion. At June 30, 2014, there were options and warrants to purchase 10,330,001 and 25,572,059 shares of common stock, respectively, outstanding which could potentially dilute future net income (loss) per share. At June 30, 2014 the Company also had outstanding convertible debt which was initially convertible into 16,894,428 shares of common stock, which could potentially dilute future net income (loss) per share.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2015 and 2014 (Unaudited)

8.	Warrants

In conjunction with a private placement in October 2010 (the “2010 Private Placement”), the Company issued warrants to Ladenburg, the placement agent for the 2010 Private Placement.  The warrants entitle Ladenburg to purchase up to a total of 1,044,584 shares of Common Stock for $0.25 per share.  The warrants expire October 28, 2015.  The warrants are exercisable, at the option of the holder, at any time prior to their expiration. The fair value of warrants issued to placement agents was calculated utilizing the lattice method.  The warrants issued to Ladenburg contain provisions that make them redeemable for cash by the holder of the warrant under certain circumstances that are not within the control of the Company. Accordingly, the fair market value of the warrants as of the date of issuance has been classified as liabilities. The fair value of the 2010 Private Placement warrants as of June 30, 2015 and December 31, 2014 were $0 and $3,476, respectively.

In conjunction with a private placement in 2012 (the “2012 Private Placement”), the Company issued warrants to Ladenburg in March 2012. The warrants entitle Ladenburg to purchase up to a total of 86,323 shares of common stock for $0.35 per share and expire March 27, 2017. The Company also issued warrants to Ladenburg in May 2012 in connection with the additional 702,872 shares of common stock issued in the 2012 Private Placement. These warrants entitle Ladenburg to purchase 29,700 shares of common stock at $0.35 per share and expire May 22, 2017. These warrants are exercisable, at the option of the holder, at any time prior to their expiration. The fair value of warrants issued to placement agents were calculated utilizing the lattice method.  The warrants issued to Ladenburg contain provisions that make them redeemable for cash by the holder of the warrant under certain circumstances that are not within the control of the Company.  Accordingly, the fair market value of the warrants as of the date of issuance has been classified as liabilities. The fair value of the 2012 Private Placements warrants as of June 30, 2015 and December 31, 2014 was $0 and $750, respectively.

In connection with the issuance of the 2012 Hillair Debenture disclosed in Note 6, the Company issued warrants to Hillair (the “2012 Hillair Warrants”). The 2012 Hillair Warrants originally entitled Hillair to purchase up to 2,604,651 shares of Common Stock for $0.4488 per share, subject to adjustments upon certain events. The 2012 Hillair Warrants may be exercised at any time on or after June 27, 2013 and expire on June 27, 2018. As a result of the transactions consummated pursuant to the Exchange Agreement and the 2014 SPA as disclosed in Note 6, the number of shares of Common Stock Hillair is entitled to purchase under the 2012 Hillair Warrants has increased to 4,480,000 and can be purchased for $0.25 per share. The fair value of the 2012 Hillair Warrants was calculated utilizing the lattice method. The 2012 Hillair Warrants contain provisions that make them redeemable for cash by the holder of the warrant under certain circumstances that are not within the control of the Company. Accordingly, the fair market value of the 2012 Hillair Warrants as of the date of issuance has been classified as liabilities and has been included as a debt discount of the 2012 Hillair Debenture described in Note 6. The fair value of the 2012 Hillair Warrants as of June 30, 2015 and December 31, 2014 was $17,920 and $96,931, respectively.

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

As part of the issuance and sale of convertible debentures to Next View Capital LP (“Next View”) and another investor in January 2013 (the “January 2013 Debentures”), which have since been fully repaid in accordance with their terms, the Company issued warrants to Next View and another investor (the “January 2013 Warrants”). The January 2013 Warrants originally entitled Next View and the other investor to purchase up to 651,163 and 260,465, respectively, shares of Common Stock for $0.4488 per share, subject to adjustments upon certain events. The January 2013 Warrants issued to Next View and the other investor contain substantially all of the same terms as the 2012 Hillair Warrants. As a result of the transactions consummated pursuant to the Exchange Agreement and the 2014 SPA as disclosed in Note 6, the number of shares of Common Stock Next View and the other investor are entitled to purchase has increased to 1,120,000 and 448,000, respectively, and can be purchased for $0.25 per share. In connection with the Bridge Debenture on August 5, 2015, as disclosed in Note 2, the exercise price of the January 2013 Warrants has been reset in accordance with a ratchet provision included in the respective agreements. The fair value of the January 2013 Warrants as of the date of issuance has been classified as liabilities and has been included as a debt discount of the January 2013 Debentures described in Note 6. The fair value of the January 2013 Warrants issued to Next View and another investor warrants as of June 30, 2015 and December 31, 2014 was $6,272 and $33,926, respectively.

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

As part of the issuance of the April 2013 Debentures to Casano and Masterson as disclosed in Note 6, the Company issued the April 2013 Warrants to Casano and Masterson. The April 2013 Warrants originally entitled Casano and Masterson to purchase up to 1,041,861 and 260,465, respectively, shares of Common Stock for $0.4488 per share, subject to adjustments upon certain events. The April 2013 Warrants issued to Casano and Masterson contain substantially all of the same terms as the 2012 Hillair Warrants. As a result of the transactions consummated pursuant to the Exchange Agreement and the 2014 SPA as disclosed in Note 6, the number of shares of Common Stock Casano and Masterson are entitled to purchase has increased to 1,792,000 and 448,000, respectively and can be purchased for $0.25 per share. The fair value of the April 2013 Warrants as of the date of issuance has been classified as liabilities and has been included as a debt discount of the April 2013 Debentures described in Note 6. The fair value of the April 2013 Warrants issued to Casano and Masterson as of June 30, 2015 and December 31, 2014 was $11,200 and $51,153, respectively.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2015 and 2014 (Unaudited)

8.	Warrants (continued)

Pursuant to the Exchange Agreement disclosed in Note 6, the Company issued 2014 Exchange Warrants to Hillair, Casano and Masterson. The 2014 Exchange Warrants entitle Hillair, Casano and Masterson to purchase up to 5,107,200, 2,042,880, and 510,720, respectively, shares of Common Stock at $0.275 per share, subject to adjustments upon certain events. The 2014 Exchange Warrants may be exercised at any time after April 10, 2014 and expire on April 10, 2019. The fair value of the 2014 Exchange Warrants issued to Hillair, Casano and Masterson was calculated utilizing the lattice method. The 2014 Exchange Warrants contain provisions that make them redeemable for cash by the holder of the warrant under certain circumstances that are not within the control of the Company. Accordingly, the fair value of the 2014 Exchange Warrants as of the date of issuance has been classified as liabilities and has been included in the loss on extinguishment of debt on the accompanying condensed consolidated statements of operations. The fair value of these warrants as of June 30, 2015 and December 31, 2014 was $45,965 and $167,969, respectively.

As part of the issuance of the 2014 New Debentures as disclosed in Note 6, the Company issued warrants to purchase up to 8,322,000 shares of Common Stock at $0.275 per share (the “2014 New Warrants”), subject to adjustments upon certain events. The 2014 New Warrants contain substantially all of the same terms as the 2014 Exchange Warrants. The fair value of the 2014 New Warrants as of the date of issuance has been classified as liabilities and has been included as a debt discount of the 2014 New Debentures described in Note 6. The fair value of the 2014 New Warrants as of June 30, 2015 and December 31, 2014 was $49,932 and $182,466, respectively.

A summary of warrant activity as of June 30, 2015 and changes during the three months ended are presented below:

	Number of Warrants	Weighted Average Exercise Price Per Share	Weighted Average Remaining Terms (in years)	Aggregate Intrinsic Value

Outstanding - December 31, 2014	25,572,059	$0.27	3.89	-
Issued	-	-
Exercised	-	-
Forfeited	-	-
Outstanding – June 30, 2015	25,572,059	$0.27	3.40	$-

Exercisable –June 30, 2015	25,572,059	$0.27	3.40	$-

The change in fair value of all of the Company’s outstanding warrants of $121,500 and ($340,459) is included in the accompanying condensed consolidated statements of operations for the three months ended June 30, 2015 and 2014, respectively. The change in fair value of all of the Company’s outstanding warrants of $405,382 and ($421,057) is included in the accompanying condensed consolidated statements of operations for the six months ended June 30, 2015 and 2014, respectively.

The significant assumptions which the Company used to measure the fair value of warrants at June 30, 2015 and December 31, 2014 is as follows:

	2015	2014
Stock price	$0.075	$0.14
Term	0.33 – 3.78 Years	0.83 - 4.28 Years
Volatility	50%	50%
Risk-free interest rate	1.01 - 1.74%	0.25 - 1.38%
Exercise prices	$0.25-0.4488	$0.25-0.4488
Dividend yield	0.00%	0.00%

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2015 and 2014 (Unaudited)

9.	Stock Options and Grants

2011 Plan - On July 27, 2011, in connection with the Merger, the Company obtained the written consent of holders of a majority of its outstanding common stock approving the 2011 Incentive Stock Plan (the “2011 Plan”). The 2011 Plan covers up to 8,000,000 shares of common stock, and all officers, directors, employees, consultants and advisors are eligible to be granted awards under the 2011 Plan. An incentive stock option may be granted under the 2011 Plan only to a person who, at the time of the grant, is an employee of the Company or its subsidiaries. The 2011 Plan expires on July 26, 2021, and is administered by the Company’s board of directors. As of June 30, 2015, there were 3,928 shares of common stock available for issuance under the 2011 Plan.

2012 Board Equity Authorization - During 2012, the Company’s board of directors approved the issuance of up to an additional 2,000,000 shares of the Company’s common stock in the form of restricted stock or options (the “2012 Board Equity Authorization”). These options generally have the same terms and conditions as those provided under the 2011 Plan, however, the authorization of these options is not subject to shareholder approval. The 2012 Board Equity Authorization has not been approved by the Company’s stockholders. The issuance of these options will be approved by the Company’s board of directors on a case-by-case basis.  As of June 30, 2015, there were 66,071 shares of common stock available for issuance under this approval.

2013 Stock Plan - During November 2013, the Company’s board of directors approved the issuance of up to 2,000,000 shares of the Company’s Common Stock in the form of restricted stock or options (“2013 Stock Plan”). The options granted under the 2013 Stock Plan have generally the same terms and conditions as those provided under the 2011 Plan. The 2013 Stock Plan has not been approved by the Company’s stockholders. The Stock Plan is administrated by the Company’s board of directors. As of June 30, 2015, there were 1,600,000 shares of common stock available for issuance under the 2013 Stock Plan.

2014 Plan - On July 15, 2014, at the annual meeting of the Company’s shareholders, the shareholders holding a majority of the Company’s outstanding common stock voted to approve the 2014 Incentive Stock Plan (“2014 Stock Plan”). The 2014 Stock Plan contains 12,000,000 shares of the Company’s Common Stock, which is available for grant to directors, officers and employees of, and consultants and advisors to, the Company or any subsidiary of the Company; provided that incentive stock options may only be granted to employees of the Company and its subsidiaries. An incentive stock option may be granted under the 2014 Plan only to a person who, at the time of the grant, is an employee of the Company or its subsidiaries. Grants under the 2014 Stock Plan may take the form of options, stock appreciation rights, restricted stock and other equity incentives. The 2014 Plan expires on July 14, 2024, and is administered by a committee consisting of two or more directors appointed by the Company’s Board. As of June 30, 2015, there were 6,792,500 shares of common stock available for issuance under the 2014 Stock Plan.

A summary of stock option activity as of June 30, 2015 and changes during the three months then ended are presented below:

	Shares	Weighted Average Fair Value Per Share	Weighted Average Exercise Price Per Share	Weighted Average Remaining Terms (in years)	Aggregate Intrinsic Value

Outstanding - December 31, 2014	15,425,001	$0.11	$0.30	8.00	112,500
Granted	-	-	-
Exercised	-	-	-
Cancelled	-	-	-
Outstanding – June 30, 2015	15,425,001	$0.11	$0.30	7.51	$-

Exercisable - December 31, 2014	11,625,835	$0.09	$0.33	7.50	$37,500
Exercisable – June 30, 2015	11,816,667	$0.11	$0.33	7.02	$-

For the three months and six ended June 30, 2015, the Company recognized stock-based compensation expense of $48,115 and $96,922, respectively, which is included in payroll and related expenses in the accompanying condensed consolidated statements of operations. For the three months and six ended June 30, 2014, the Company recognized stock-based compensation expense of $42,886 and $73,581, respectively, which is included in payroll and related expenses in the accompanying condensed consolidated statements of operations.

As of June 30, 2015, there was $216,451 of total unrecognized compensation costs related to non-vested stock options, which will be expensed over a weighted average period of 1.09 years. The intrinsic value is calculated as the difference between the fair value as of the balance sheet date and the exercise price of each of the outstanding stock options. The fair value at June 30, 2015 and December 31, 2014 was $0.075 and $0.14 per share, respectively, as determined by using the weighted average bulletin board price.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2015 and 2014 (Unaudited)

10.	Commitments

The Company is subject to periodic lawsuits, investigations and claims during the ordinary course of business. The Company is not a party to any material litigation as of June 30, 2015.

Operating lease - The Company leases office space in New York City to conduct its business. The Company’s previous lease began October 1, 2013 and expired March 31, 2015. Non-contingent rent increases were being amortized over the life of the lease on a straight line basis. Subsequent to March 31, 2015, the Company entered into a month-to-month lease for office space. The rental expense charged to operations for the three months ended June 30, 2015 and 2014 amounted to $13,056 and $14,400, respectively. The rental expense charged to operations for the six months ended June 30, 2015 and 2014 amounted to $31,403 and $28,800, respectively.

11.	Related Party Transactions

On March 26, 2009, the Company entered into a $50,000 revolving credit promissory note (the “Revolver”) with Vector Group Ltd. (“Vector”), the former controlling stockholder of the Company. On January 26, 2011, the Company and Vector entered into an amendment to the Revolver increasing the amount that the Company may borrow from $50,000 to $100,000. The loan bears interest at 11% per annum and was due on December 31, 2013. During January 2014, the Revolver was extended from December 31, 2013 to June 30, 2015. The Revolver is currently in default but the Company has obtained waivers from the Convertible Debenture holders in regards to a cross default provision outlined in the underlying agreements. As of June 30, 2015 and December 31, 2014, the balance due to Vector amounted to $73,500. As of June 30, 2015 and December 31, 2014, accrued interest related to the Revolver amounted to $40,898 and $36,833, respectively, and is included in accrued interest, related party on the accompanying condensed consolidated balance sheets. Interest expense for other related party notes payable amounted to $2,044 and $2,044 for the three months ended June 30, 2015 and 2014, respectively. Interest expense for other related party notes payable amounted to $4,065 and $4,065 for the six months ended June 30, 2015 and 2014, respectively.

ConGlobal Industries, Inc. is a minority stockholder of the Company and provides containers and labor on domestic projects.  The Company recognized Cost of Goods Sold of $176,990 and $270,097, for services ConGlobal Industries, Inc. rendered during the three months ended June 30, 2015 and 2014, respectively. The Company recognized Cost of Goods Sold of $545,569 and $456,109, for services ConGlobal Industries, Inc. rendered during the six months ended June 30, 2015 and 2014, respectively. As of June 30, 2015 and December 31, 2014, $163,447 and $92,792, respectively, of such expenses are included in related party accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

The Lawrence Group is a minority stockholder of the Company and is a building design, development and project delivery firm. The Company recognized Cost of Goods Sold of $4,760 for services The Lawrence Group rendered during the six months ended June 30, 2014. As of June 30, 2015 and December 31, 2014, $32,389, of expenses were included in related party accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

An affiliated accounting firm of the Company’s Chief Financial Officer provided accounting and consulting services to the Company. The Company recognized General and Administrative expenses in the amount of $10,000 and $32,000 for the three months ended June 30, 2015 and 2014, respectively. The Company recognized General and Administrative expenses in the amount of $42,000 and $42,000 for the six months ended June 30, 2015 and 2014, respectively. As of June 30, 2015 and December 31, 2014, $17,000 and $7,300, respectively, of expenses were included in related party accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

As of June 30, 2015, an aggregate of $1,588 is due to an employee of the Company for reimbursable expenses, and is included in related party accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

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

During 2011, the Company formed SG Blocks Sistema De Constucao Brasileiro LTDA. (“SG Brazil”), a wholly owned subsidiary of the Company. SG Brazil is currently inactive. In May 2015, the Company formed Endaxi Infrastructure Group, Inc., which is currently inactive.

Results of Operations

Six Months Ended June 30, 2015 and 2014:

	2015	2014
Loss from operations	(729,440)	(510,229)
Other income (expense)	137,318	(2,138,580)
Net Loss	(592,122)	(2,648,809)

Revenue

Revenue for the six months ended June 30, 2015 was $1,870,874 compared to $1,674,833 for the six months ended June 30, 2014. This increase of $196,041 resulted mainly from an increase of revenue from block “green steel” jobs which was partially offset by a decrease in revenue from project management jobs. Revenue recognized from block “green steel” jobs increased by $321,324 and revenue recognized from project management jobs decreased by $69,244 for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. Revenue from block “green steel” jobs increased primarily due to revenue being recognized on six jobs during the six months ended June 30, 2014 compared to revenue from ten jobs being recognized during the six months ended June 30, 2015. Revenue from project management jobs decreased primarily due to revenue being recognized on two jobs during the six months ended June 30, 2014 compared to revenue from one project management job being recognized during the six months ended June 30, 2015.

Cost of Revenue and Gross Profit

Cost of revenue increased by $210,579 to $1,461,098 for the six months ended June 30, 2015 from $1,250,519 for the six months ended June 30, 2014. The increase in cost of revenue resulted primarily from an increase of costs from block “green steel” costs and a decrease in costs from project management jobs. Costs recognized from block “green steel” jobs increased $286,291 and costs recognized from project management jobs decreased $60,471 for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. Gross profit remained relatively the same at $409,477 for the six months ended June 30, 2015 compared to $424,314 for the six months ended June 30, 2014. Gross profit percentage decreased to 22% for the six months ended June 30, 2015 compared to 25% for the six months ended June 30, 2014.

Payroll and Related Expense

Payroll and related expense for the six months ended June 30, 2015 was $591,378 compared to $509,897 for the six months ended June 30, 2014. This increase was mainly caused by an increase in salaries during the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The increase mainly resulted from salary increases to the Company’s Chief Executive Officer and Chief Operating Officer.

Other Operating Expenses

Other operating expense for the six months ended June 30, 2015 was $547,838 compared to $424,646 for the six months ended June 30, 2014. The change results primarily from an increase of $119,174 in professional fees, for the six months ended June 30, 2015 compared to the six months ended June 30, 2014.

Interest Expense

Interest expense for the six months ended June 30, 2015 was $378,077 compared to $576,235 for the six months ended June 30, 2014. The change results primarily from a decrease of $198,158 in amortization of debt discount, for the six months ended June 30, 2015 compared to the six months ended June 30, 2014.

Other income (expense)

During the six months ended June 30, 2015 and 2014, there was other income (expense) recognized due to a change in fair value of financial instruments of $515,382 and ($458,182), respectively. Also, during the six months ended June 30, 2014 a loss of $1,104,179 was recognized on the extinguishment of debt.

Three Months Ended June 30, 2015 and 2014:

	2015	2014
Loss from operations	(174,845)	(255,821)
Other income (expense)	(60,232)	(1,874,774)
Net Income (loss)	(235,077)	(2,130,595)

Revenue

Revenue for the three months ended June 30, 2015 was $1,468,835 compared to $640,563 for the three months ended June 30, 2014. This increase of $828,272 resulted mainly from an increase of revenue from block “green steel” jobs. Revenue recognized from block “green steel” jobs increased by $953,457 for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. Revenue from block “green steel” jobs increased primarily due to revenue being recognized on five jobs during the three months ended June 30, 2014 of which one job amounted to over $250,000 compared to revenue from six jobs being recognized during the three months ended June 30, 2015 of which four jobs amounted to over $250,000.

Cost of Revenue and Gross Profit

Cost of revenue increased by $650,794 to $1,101,175 for the three months ended June 30, 2015 from $450,381 for the three months ended June 30, 2014. The increase in cost of revenue resulted primarily from an increase in costs from block “green steel’ jobs. Costs recognized from block “green steel’ jobs increased by $727,781, for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. Gross profit increased by $177,478 to $367,660 for the three months ended June 30, 2015 compared to $190,182 for the three months ended June 30, 2014. Gross profit percentage decreased to 25% for the three months ended June 30, 2015 compared to 29% for the three months ended June 30, 2014. This decrease results primarily from a block “green steel” job being recognized during the three months June 30, 2015 at a gross profit percentage of 24%.

Payroll and Related Expense

Payroll and related expense for the three months ended June 30, 2015 was $280,155 compared to $269,584 for the three months ended June 30, 2014.

Other Operating Expenses

Other operating expense for the three months ended June 30, 2015 was $262,350 compared to $176,419 for the three months ended June 30, 2014. The change results primarily from an increase of $78,270 in professional fees for the three months ended June 30, 2015 compared to the three months ended June 30, 2014.

Interest Expense

Interest expense for the three months ended June 30, 2015 was $189,730 compared to $392,636 for the three months ended June 30, 2014. The change results primarily from a decrease of $199,105 in amortization of debt discount on the Company’s convertible debentures.

Other income (expense)

During the three months ended June 30, 2015 and 2014, there was other (income) expense recognized due to a change in fair value of financial instruments of $129,491 and ($377,967), respectively.

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

Liquidity and Capital Resources

Since SG Building’s inception in 2008, SG Building has generated losses from operations and the Company anticipates that it will continue to generate losses from operations for the foreseeable future. As of June 30, 2015 and December 31, 2014, the Company’s stockholders’ deficiency was approximately $3,825,000 and $3,300,000, respectively. The Company’s net loss from operations for the six months ended June 30, 2015 was $592,122. Net cash used in operating activities was $727,744 for the six months ended June 30, 2015.

Through June 30, 2015, the Company has incurred an accumulated deficiency since inception of $11,329,515. At June 30, 2015, the Company had a cash balance of $168,444.

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

The Company intends to raise additional funds in the future through either the issuance of equity or debt. The additional capital would be used to fund the Company’s operations. Between October 1, 2015 and April 1, 2016, the Company’s convertible debentures, in the amount of $3,995,700 will mature. Also, in June 2015 the Company’s related party revolving credit promissory matured. This related party revolving credit promissory note is currently in default but the Company has obtained waivers from the Convertible Debenture holders in regards to a cross default provision outlined in the underlying agreements. In April 2015, the Company entered into the License Agreement with Red Cardinal pursuant to which the Company granted Red Cardinal a 15 year world-wide non-exclusive license to use the Company’s proprietary methods and technology to develop, manufacture, advance and promote code-engineered containers for safe and sustainable construction of buildings. In consideration for the License, the Company will receive a royalty of 10% of actual revenues collected by Red Cardinal in connection with manufacturing, distributing and selling of buildings using the License. Under the terms of the License Agreement, Red Cardinal will, within ninety days of the execution of the License Agreement, enter into a contract in the amount of no less than $10,000,000 for the manufacture of buildings under the License Agreement. To date, Red Cardinal has not entered into such agreement for the manufacture of buildings under the License Agreement. In addition, Red Cardinal has also agrees to pay in full, assume or otherwise satisfy, to the holders the Company’s debentures described herein all amounts as and when due under such debentures. The Company will provide consulting services to Red Cardinal in connection with which Red Cardinal may provide an advance to the Company. On June 24, 2015, the Company received a letter from Red Cardinal stating that the License Agreement is terminated. On July 22, 2015, the Company responded that it believed the License Agreement is in full force and effect. The current level of cash and operating margins is not enough to cover the existing fixed and variable obligations of the Company, so increased revenue performance and the addition of capital through issuances of securities are critical to the Company’s success. The current level of cash and operating margins is not enough to cover the existing fixed and variable obligations of the Company, so increased revenue performance and the addition of capital through issuances of securities are critical to the Company’s success. To the extent that the Company raises capital through the issuance of equity securities, it would cause dilution to the Company’s stockholders and could also trigger the anti-dilution provisions in the 2014 Debentures and the Company’s outstanding warrants which would also cause dilution to the Company’s stockholders. In addition, there is no guarantee that the Company will be able to raise such additional funds on acceptable terms, if at all.

These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

The Company’s financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should it be unable to continue as a going concern.

Off-Balance Sheet Arrangements

As of June 30, 2015 and December 31, 2014, the Company had no material off-balance sheet arrangements other than operating leases to which SG Building is a party.

In the ordinary course of business, SG Building enters into agreements with third parties that include indemnification provisions which, in its judgment, are normal and customary for companies in its industry sector. These agreements are typically with consultants and certain vendors. Pursuant to these agreements, SG Building generally agrees to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to actions taken or omitted by SG Building. The maximum potential amount of future payments SG Building could be required to make under these indemnification provisions is unlimited. SG Building has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, the Company has no liabilities recorded for these provisions as of June 30, 2015.

Critical Accounting Policies and New Accounting Pronouncements

Critical Accounting Policies

Our condensed consolidated financial statements have been prepared with generally accepted accounting principles in the United States (“GAAP”), which require management to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that management believes to be reasonable. Actual results may differ from those estimates. Critical accounting policies represent the areas where more significant judgments and estimates are used in the preparation of our condensed consolidated financial statements. A discussion of such critical accounting policies, which include share-based payments, derivative instruments, and revenue recognition can be found in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2014. There have been no material changes to the policies noted above as of the Quarterly Report on Form 10-Q for the period ended June 30, 2015.

Related Party Transactions

Transactions with Vector

On March 26, 2009, the Company entered into a $50,000 revolving credit promissory note (the “Revolver”) with Vector Group Ltd. (“Vector”), the former controlling stockholder of the Company. On January 26, 2011, the Company and Vector entered into an amendment to the Revolver increasing the amount that the Company may borrow from $50,000 to $100,000. The loan bears interest at 11% per annum and was due on December 31, 2013. During January 2014, the Revolver was extended from December 31, 2013 to June 30, 2015. The Revolver is currently in default but the Company has obtained waivers from the Convertible Debenture holders in regards to a cross default provision outlined in the underlying agreements. As of June 30, 2015 and December 31, 2014, the balance due to Vector amounted to $73,500. As of June 30, 2015 and December 31, 2014, accrued interest related to the Revolver amounted to $40,898 and $36,833, respectively, and is included in accrued interest, related party on the accompanying condensed consolidated balance sheets. Interest expense for other related party notes payable amounted to $2,044 and $2,044 for the three months ended June 30, 2015 and 2014, respectively. Interest expense for other related party notes payable amounted to $4,065 and $4,065 for the six months ended June 30, 2015 and 2014, respectively.

ConGlobal Industries, Inc. is a minority stockholder of the Company and provides containers and labor on domestic projects.  The Company recognized Cost of Goods Sold of $176,990 and $270,097, for services ConGlobal Industries, Inc. rendered during the three months ended June 30, 2015 and 2014, respectively.  The Company recognized Cost of Goods Sold of $545,569 and $456,109, for services ConGlobal Industries, Inc. rendered during the six months ended June 30, 2015 and 2014, respectively. As of June 30, 2015 and December 31, 2014, $163,447 and $92,792, respectively, of such expenses are included in related party accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

The Lawrence Group is a minority stockholder of the Company and is a building design, development and project delivery firm. The Company recognized Cost of Goods Sold of $4,760 for services The Lawrence Group rendered during the six months ended June 30, 2014. As of June 30, 2015 and December 31, 2014, $32,389, of expenses were included in related party accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

An affiliated accounting firm of the Company’s Chief Financial Officer provided accounting and consulting services to the Company. The Company recognized General and Administrative expenses in the amount of $10,000 and $32,000 for the three months ended June 30, 2015 and 2014, respectively. The Company recognized General and Administrative expenses in the amount of $42,000 and $42,000 for the six months ended June 30, 2015 and 2014, respectively. As of June 30, 2015 and December 31, 2014, $17,000 and $7,300, respectively, of expenses were included in related party accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

As of June 30, 2015, an aggregate of $1,588 is due to an employee of the Company for reimbursable expenses, and is included in related party accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

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

(b) Changes in Internal Control over Financial Reporting

Notwithstanding our remedial actions and integration of our financial reporting systems, there was no change in our internal control over financial reporting that occurred during the second quarter of 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Revolver has matured and is currently in default but the Company has obtained waivers from the Convertible Debenture holders in regards to a cross default provision outlined in the underlying agreements.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

4.1	Original Issue Discount Senior Secured Convertible Debenture due November 3, 2015. Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed August 11, 2015.
10.1	License Agreement. Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed April 21, 2015.
10.2	Securities Purchase Agreement, dated August 5, 2015. Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed August 11, 2015.
10.3	Amendment to Securities Purchase Agreement, dated August 5, 2015. Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed August 11, 2015.
10.4	Subsidiary Guarantee, dated August 5, 2015. . Incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed August 11, 2015.
10.5	Security Agreement, dated August 5, 2015. Incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed August 11, 2015.
31.1+	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS+	XBRL Instance Document.
101.SCH+	XBRL Taxonomy Extension Schema Document.
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB+	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Transmitted herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SG BLOCKS, INC.
(Registrant)

Date: August 19, 2015	By:	/s/ Brian Wasserman
Brian Wasserman Chief Financial Officer (Duly Authorized Officer and Principal Financial and Chief Accounting Officer)

