Form 10-Q
period 2015-09-30
SG BLOCKS, INC.
filed 2016-07-21
CIK 1023994

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number: 000-22563

SG BLOCKS, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-4463937
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

912 Bluff Road, Brentwood TN	37027
(Address of principal executive offices)	(Zip Code)

(646) 240-4235

(Registrant’s telephone number, including area code)

 115 W 18th Street, New York, NY 10011

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

Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐     No ☒

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

Yes ☐     No ☒

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS

DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☐   No  ☒

As of July 20, 2016, there were 491,365 shares of the registrant’s common stock, $0.01 par value, outstanding.

EXPLANATORY NOTE

On October 15, 2015, SG Blocks, Inc. (“SGB”) and its subsidiaries SG Building Blocks, Inc. (“SG Building”) and Endaxi Infrastructure Group, Inc. (each a “Subsidiary,” together, the “Subsidiaries” and together with SGB, the “Debtors”), filed voluntary petitions (the “Bankruptcy Petitions”) for reorganization under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). The Debtors filed a motion with the Bankruptcy Court seeking joint administration of their Chapter 11 cases under the caption In re SG Blocks, Inc. et al., Case No. 15-12790 (such proceeding, the “Bankruptcy Proceeding”). After filing such voluntary petitions the Debtors operated their businesses as “debtors-in-possession” under jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court until the Effective Date (as defined below). On February 29, 2016, the Debtors filed a Disclosure Statement (the “Disclosure Statement”), attaching a Plan of Reorganization (the “Plan”), along with a motion seeking approval of the Disclosure Statement by the Bankruptcy Court. On June 30, 2016 (the “Effective Date”), the Plan became effective and the Debtors emerged from bankruptcy.

On October 15, 2015, SGB, as borrower, and its subsidiaries, as guarantors, entered into a Debtor in Possession Credit Agreement (the “DIP Credit Agreement” and the loans thereunder, the “DIP Loan”) with Hillair Capital Investments L.P. (“HCI”), and, as condition to the making of the DIP Loan, SGB and its subsidiaries entered into that Senior Security Agreement (the “DIP Security Agreement” and together with the DIP Credit Agreement and the other documents entered into in connection therewith, the “DIP Facility”), also dated as of October 15, 2015, with Hillair Capital Management LLC (“HCM”) pursuant to which SGB and its subsidiaries granted HCM a first priority security interest in all of their respective assets for the benefit of HCI. The DIP Loan had a maximum principal amount of $600,000, bore interest at a rate of 12% and was due and payable upon the earlier to occur of April 15, 2016 or other dates specified in the DIP Credit Agreement, and required SGB to pay a collateral fee of $25,000. The DIP Loan became due on April 15, 2016 but was not repaid until the Effective Date as described below. The funds advanced under the DIP Facility were used by SGB to fund its operation during the Bankruptcy Proceeding, including payment of professional fees and expenses. On the Effective Date and in accordance with the Plan, the DIP Facility was repaid in full and the related DIP Credit Agreement was terminated.

On the Effective Date, and pursuant to the terms of the Plan, SGB entered into a Securities Purchase Agreement, dated June 30, 2016, (the “2016 SPA”), pursuant to which SGB sold for a subscription price of $2.0 million a 12% Original Issue Discount Senior Secured Convertible Debenture to HCI in the principal amount of $2.5 million, with a maturity date of June 30, 2018 (the “Exit Facility”). The Exit Facility is convertible at HCI’s option at any time in whole or in part into shares of New Common Stock (as defined below) at a ratio of 1 share for every $1.25 of debt. Pursuant to that certain Subsidiary Guaranty Agreement, effective as of the Effective Date (the “Guarantee Agreement”), by SG Building in favor of HCI, SG Building unconditionally guaranteed (the “Guarantee”) the obligations and indebtedness owed to HCI under the Exit Facility and the Guarantee is secured by a first-priority lien and security interest on all of the Guarantor’s assets. The Exit Facility and SG Building’s obligations under the Guarantee are secured by a first-priority lien and security interest on all of the Company’s and SG Building’s assets pursuant to that certain Security Agreement, dated as of the Effective Date, by and between the Company, SG Building and HCI (the “Security Agreement”). The Exit Facility will be used (i) to make a one hundred percent (100%) distribution for payment of unsecured claims in accordance with the Plan, (ii) to pay all costs of the administration of SGB’s Bankruptcy, (iii) to pay all amounts owed under the DIP Facility and (iv) for general working capital purposes of SGB.

Prior to the Effective Date, SGB was authorized to issue 300,000,000 shares of common stock, par value $0.01 (the “Former Common Stock”) of which 42,918,927 shares were issued and outstanding as of June 29, 2016. On the Effective Date, all previously issued and outstanding shares of the Former Common Stock were deemed discharged, cancelled and extinguished, and, pursuant to the Plan, SGB issued, in the aggregate, 491,365 shares of common stock, par value $0.01 (the “New Common Stock”), to the holders of Former Common Stock, representing 7.5% of SGB’s issued and outstanding New Common Stock, after taking into account full exercise of the Management Options (as defined below) and conversion of the New Preferred Stock (as defined below) but prior to any conversion of the Exit Facility, as of the Effective Date. Further, under the Plan, upon the Effective Date certain members of SGB’s management were entitled to receive options (“Management Options”) to acquire an aggregate of 10%, or approximately 655,153 shares, of SGB’s New Common Stock, on a fully diluted basis, assuming conversion of all of the New Preferred Stock but not the Exit Facility. SGB has not yet issued the Management Options, but expects to issue them sometime in the third quarter of the 2016 fiscal year.

Prior to the Effective Date, SGB was authorized to issue 5,000,000 shares of preferred stock, par value $0.01 (the “Former Preferred Stock”) none of which was issued and outstanding prior to the Effective Date. On the Effective Date, pursuant to the terms of the Plan and SGB’s Amended and Restated Certificate of Incorporation, SGB filed with the Secretary of State of the State of Delaware a Certificate of Designations of Convertible Preferred Stock, designating 5,405,010 shares of preferred stock, par value $1.00 (the “New Preferred Stock”). As described in the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission (“SEC”) on July 7, 2016 (the “July 8-K”), on the Effective Date and pursuant to the Plan, each Prepetition Loan Document (as defined in the July 8-K) was cancelled and the holders of debt thereunder received one share of the New Preferred Stock for each dollar owed by SGB thereunder. The New Preferred Stock is convertible into New Common Stock on a 1:1 basis and, if converted on the Effective Date, would convert into 82.5% of the New Common Stock issued and outstanding on the Effective Date, after taking into account shares of New Common Stock issued to holders of the Former Common Stock and the exercise of the Management Options but prior to any conversion of the Exit Facility. The exchange of debt for equity under the Plan and the conversion of the Exit Facility, if effected on the Effective Date, would give HCI a controlling interest of SGB.

References herein to the pre-Effective Date common stock of SGB shall be deemed references to Former Common Stock and references herein to the post-Effective Date common stock of SGB shall be deemed references to New Common Stock.

SG BLOCKS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SG BLOCKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2015	December 31, 2014
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$26,127	$884,188
Short-term investment	39,412	39,399
Accounts receivable, net	166,825	165,933
Costs and estimated earnings in excess of billings on uncompleted contracts	5,765	-
Inventory	14,939	198,970
Prepaid expenses and other current assets	-	7,717
Total current assets	253,068	1,296,207

Equipment, net	8,154	10,957
Security deposit	3,900	15,900
Debt issuance costs, net	10,408	26,019

Totals	$275,530	$1,349,083

Liabilities and Stockholders’ Deficiency

Current liabilities:
Accounts payable and accrued expenses	$152,710	$279,066
Accrued interest, related party	42,964	36,833
Accrued interest	159,828	-
Related party accounts payable and accrued expenses	305,975	132,481
Related party notes payable	73,500	73,500
Convertible debentures, net of discounts of $493,173 and $198,200	4,911,837	800,726
Billings in excess of costs and estimated earnings on uncompleted contracts	17,566	3,500
Deferred revenue	48,719	303,427
Conversion option liabilities	-	110,000
Warrant liabilities	-	536,671
Total current liabilities	5,713,099	2,276,204
Convertible debentures, net of discounts of $594,598	-	2,402,176
Total liabilities	5,713,099	4,678,380

Commitments and contingencies

Stockholders’ deficiency:
Common stock, $0.01 par value, 300,000,000 shares authorized; 42,918,927 issued and outstanding at September 30, 2015 and December 31, 2014	429,189	429,189
Additional paid-in capital	7,124,750	6,978,907
Accumulated deficiency	(12,991,508)	(10,737,393)
Total stockholders’ deficiency	(5,437,569)	(3,329,297)

Totals	$275,530	$1,349,083

The accompanying notes are an integral part of these condensed consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue:
SG Block sales	$269,993	$3,585,248	$2,095,341	$5,089,272
Engineering services	19,588	61,593	45,114	143,158
Project management	-	217	20,000	89,461
	289,581	3,647,058	2,160,455	5,321,891

Cost of revenue:
SG Block sales	220,054	2,756,424	1,653,384	3,897,188
Engineering services	15,319	55,188	38,087	99,472
Project management	12,000	10,708	17,000	76,179
	247,373	2,822,320	1,708,471	4,072,839

Gross profit	42,208	824,738	451,984	1,249,052

Operating expenses:
Payroll and related expenses	222,166	357,643	813,544	867,540
General and administrative expenses	161,724	214,013	592,165	552,245
Marketing and business development expense	9,258	54,939	111,379	118,538
Pre-project expenses	-	-	15,276	22,815
Total	393,148	626,595	1,532,364	1,561,138

Operating income (loss)	(350,940)	198,143	(1,080,380)	(312,086)

Other income (expense):
Interest expense	(1,442,342)	(244,855)	(1,820,419)	(821,090)
Interest income	-	8	13	24
Change in fair value of financial instruments	131,289	967,156	646,671	508,974
Loss on extinguishment of debt	-	-	-	(1,104,179)
Total	(1,311,053)	722,309	(1,173,735)	(1,416,271)

Net income (loss)	$(1,661,993)	$920,452	$(2,254,115)	$(1,728,357)

Net income (loss) per share - basic and diluted:
Basic	$(.04)	$0.02	$(.05)	$(0.04)
Diluted	$(.04)	$0.01	$(.05)	$(0.04)

Weighted average shares outstanding:
Basic	42,918,927	42,773,093	42,918,927	42,767,049
Diluted	42,918,927	59,784,323	42,918,927	42,767,049

The accompanying notes are an integral part of these condensed consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES

IN STOCKHOLDERS' DEFICIENCY

For the Nine Months Ended September 30, 2015 (Unaudited)	$0.01 Par Value Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficiency	Total

Balance - December 31, 2014	42,918,927	$429,189	$6,978,907	$(10,737,393)	$(3,329,297)

Stock-based compensation	-	-	145,843	-	145,843

Net loss	-	-	-	(2,254,115)	(2,254,115)

Balance - September 30, 2015	42,918,927	$429,189	$7,124,750	$(12,991,508)	$(5,437,569)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30,	2015	2014
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(2,254,115)	$(1,728,357)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	2,803	3,031
Amortization of debt issuance costs	15,611	54,370
Accretion of discount on convertible debentures	311,625	560,081
Default penalty on convertible debentures	1,247,310	-
Interest income on short-term investment	(13)	(24)
Change in fair value of financial instruments	(646,671)	(508,974)
Stock-based compensation	145,843	203,695
Extinguishment of debt	-	1,104,179
Bad debt expense	-	36,099
Return of unvested consultant stock	-	(45,000)
Changes in operating assets and liabilities:
Accounts receivable	(892)	(98,019)
Cost and estimated earnings in excess of billings on uncompleted contracts	(5,765)	-
Inventory	184,031	455
Prepaid expenses and other current assets	7,717	(8,224)
Accounts payable and accrued expenses	(126,356)	(64,410)
Accrued interest, related party	6,131	6,131
Accrued interest	159,828	(9,458)
Related party accounts payable and accrued expenses	173,494	(80,961)
Billings in excess of costs and estimated earnings -on uncompleted contracts	14,066	(19,467)
Deferred revenue	(254,708)	(54,051)
Net cash used in operating activities	(1,020,061)	(648,904)

Cash flows from investing activities
Security deposit	12,000	-
Purchase of equipment	-	(3,069)
Net cash provided by (used in) investing activities	12,000	(3,069)

Cash flows from financing activities:
Expenditures on debt issuance costs	-	(40,763)
Proceeds from exercise of stock options	-	10,000
Proceeds from issuance of convertible debentures and warrants	150,000	1,760,858
Principal payment of convertible debentures	-	(392,000)
Net cash provided by financing activities	150,000	1,338,095

Net increase (decrease) in cash and cash equivalents	(858,061)	686,122

Cash and cash equivalents - beginning of period	884,188	594,248

Cash and cash equivalents - end of period	$26,127	$1,280,370

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$79,914	$209,966

The accompanying notes are an integral part of these condensed consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2015 and 2014 (Unaudited)

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

During 2011, the Company formed SG Blocks Sistema De Constucao Brasileiro LTDA. (“SG Brazil”), a wholly owned subsidiary of the Company. SG Brazil is currently inactive. In May 2015, the Company formed Endaxi Infrastructure Group, Inc. (“Endaxi”), which is currently inactive.

2.	Liquidity and Financial Condition

Through September 30, 2015, the Company has incurred an accumulated deficiency since inception of $12,991,508.  At September 30, 2015, the Company had a cash balance of $26,127.

On October 15, 2015, the Company filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). On June 3, 2016, the United States Bankruptcy Court for the Southern District of New York confirmed the Company’s plan of reorganization (the "Plan"). The Plan became effective on June 30, 2016 (the “Effective Date”).

On the Effective Date, the Plan became effective and the Company emerged from bankruptcy.

On October 15, 2015, the Company, as borrower, and its subsidiaries, as guarantors, entered into a Debtor in Possession Credit Agreement (the “DIP Credit Agreement” and the loans thereunder, the “DIP Loan”) with Hillair Capital Investments L.P. (“HCI”), and, as condition to the making of the DIP Loan, the Company and its subsidiaries entered into that Senior Security Agreement (the “DIP Security Agreement” and together with the DIP Credit Agreement and the other documents entered into in connection therewith, the “DIP Facility”), also dated as of October 15, 2015, with Hillair Capital Management LLC (“HCM”) pursuant to which SGB and its subsidiaries granted HCM a first priority security interest in all of their respective assets for the benefit of HCI. The DIP Loan had a maximum principal amount of $600,000, bore interest at a rate of 12% and was due and payable upon the earlier to occur of April 15, 2016 or other dates specified in the DIP Credit Agreement, and required the Company to pay a collateral fee of $25,000. The DIP Loan became due on April 15, 2016 but was not repaid until the Effective Date as described below. The funds advanced under the DIP Facility were used by the Company to fund its operation during the Bankruptcy Proceeding, including payment of professional fees and expenses. On the Effective Date and in accordance with the Plan, the DIP Facility was repaid in full and the related DIP Credit Agreement was terminated.

On the Effective Date, and pursuant to the terms of the Plan, the Company entered into a Securities Purchase Agreement, dated June 30, 2016, (the “2016 SPA”), pursuant to which the Company sold for a subscription price of $2,000,000 a 12% Original Issue Discount Senior Secured Convertible Debenture to HCI in the principal amount of $2,500,000, with a maturity date of June 30, 2018 (the “Exit Facility”). The Exit Facility is convertible at HCI’s option at any time in whole or in part into shares of New Common Stock (as defined below) at a ratio of 1 share for every $1.25 of debt. Pursuant to that certain Subsidiary Guaranty Agreement, effective as of the Effective Date (the “Guarantee Agreement”), by SG Building in favor of HCI, SG Building unconditionally guaranteed (the “Guarantee”) the obligations and indebtedness owed to HCI under the Exit Facility and the Guarantee is secured by a first-priority lien and security interest on all of the Guarantor’s assets. The Exit Facility and SG Building’s obligations under the Guarantee are secured by a first-priority lien and security interest on all of the Company’s and SG Building’s assets pursuant to that certain Security Agreement, dated as of the Effective Date, by and between the Company, SG Building and HCI (the “Security Agreement”). The Exit Facility will be used (i) to make a one hundred percent (100%) distribution for payment of unsecured claims in accordance with the Plan, (ii) to pay all costs of the administration of SGB’s Bankruptcy, (iii) to pay all amounts owed under the DIP Facility and (iv) for general working capital purposes of the Company.

Prior to the Effective Date, the Company was authorized to issue 300,000,000 shares of common stock, par value $0.01 (the “Former Common Stock”) of which 42,918,927 shares were issued and outstanding as of June 29, 2016. On the Effective Date, all previously issued and outstanding shares of the Former Common Stock were deemed discharged, cancelled and extinguished, and, pursuant to the Plan, SGB issued, in the aggregate, 491,365 shares of common stock, par value $0.01 (the “New Common Stock”), to the holders of Former Common Stock, representing 7.5% of SGB’s issued and outstanding New Common Stock, after taking into account full exercise of the Management Options (as defined below) and conversion of the New Preferred Stock (as defined below) but prior to any conversion of the Exit Facility, as of the Effective Date. Further, under the Plan, upon the Effective Date certain members of the Company’s management were entitled to receive options (“Management Options”) to acquire an aggregate of 10%, or approximately 655,153 shares, of SGB’s New Common Stock, on a fully diluted basis, assuming conversion of all of the New Preferred Stock but not the Exit Facility. The Company has not yet issued the Management Options, but expects to issue them sometime in the third quarter of the 2016 fiscal year.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2015 and 2014 (Unaudited)

2.	Liquidity and Financial Condition (continued)

Prior to the Effective Date, the Company was authorized to issue 5,000,000 shares of preferred stock, par value $0.01 (the “Former Preferred Stock”) none of which was issued and outstanding prior to the Effective Date. On the Effective Date, pursuant to the terms of the Plan and the Company’s Amended and Restated Certificate of Incorporation, the Company filed with the Secretary of State of the State of Delaware a Certificate of Designations of Convertible Preferred Stock, designating 5,405,010 shares of preferred stock, par value $1.00 (the “New Preferred Stock”). As described in the Current Report on Form 8-K filed by the Company with the SEC on July 7, 2016 (the “July 8-K”), on the Effective Date and pursuant to the Plan, each Prepetition Loan Document (as defined in the July 8-K) was cancelled and the holders of debt thereunder received one share of the New Preferred Stock for each dollar owed by the Company thereunder. The New Preferred Stock is convertible into New Common Stock on a 1:1 basis and, if converted on the Effective Date, would convert into 82.5% of the New Common Stock issued and outstanding on the Effective Date, after taking into account shares of New Common Stock issued to holders of the Former Common Stock and the exercise of the Management Options but prior to any conversion of the Exit Facility. The exchange of debt for equity under the Plan and the conversion of the Exit Facility, if effected on the Effective Date, would give HCI a controlling interest of SGB.

The current level of cash and operating margins is not enough to cover the existing fixed and variable obligations of the Company, so increased revenue performance and the addition of capital through issuances of securities are critical to the Company’s success. At July 20, 2016, the Company had a cash balance of approximately $889,000. The Company expects that through the next 10 to 16 months, the capital requirements to fund the Company’s growth will consume all of the cash flows that it expects to generate from its operations, as well as any proceeds of any other issuances of senior convertible debt securities. The Company further believes that during this period, while the Company is focusing on the growth and expansion of its business, the gross profit that it expects to generate from operations will not generate sufficient funds to cover expected operating costs. Accordingly, the Company requires further external funding to sustain operations and to follow through on the execution of its business plan. There is no assurance that the Company’s plans will materialize and/or that the Company will be successful in funding estimated cash shortfalls through additional debt or equity capital and through the cash generated by the Company’s operations. Given these conditions, the Company’s ability to continue as a going concern is contingent upon it being able to secure an adequate amount of debt or equity capital to enable it to meet its cash requirements. In addition, the Company’s ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrants into established markets, the competitive environment in which the Company operates and the current capital raising environment.

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

For the Nine Months Ended September 30, 2015 and 2014 (Unaudited)

3.	Summary of Significant Accounting Policies

Interim financial information - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, all adjustments, consisting of normal accruals, considered necessary for a fair presentation of the interim financial statements have been included. Results for the nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

The condensed consolidated financial statements and notes should be read in conjunction with the financial statements and notes for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission on March 31, 2015.

Basis of consolidation - The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, SG Building, SG Brazil and Endaxi. All intercompany balances and transactions have been eliminated.

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

The Company offers a one-year warranty on completed contracts.  For the three and nine months ended September 30, 2015 and 2014, the warranty claims were not material. The Company does not anticipate that any additional claims are likely to occur for warranties that are currently outstanding. Accordingly, no warranty reserve is considered necessary for any of the periods presented.

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

For the Nine Months Ended September 30, 2015 and 2014 (Unaudited)

3.	Summary of Significant Accounting Policies (continued)

Inventory - Raw construction materials (primarily shipping containers) are valued at the lower of costs (first-in, first-out method) or market. Finished goods and work-in-process inventories are valued at the lower of costs or market, using the specific identification method. As of September 30, 2015 and December 31, 2014, inventory consisted principally of work-in-process inventory which amounted to $14,939 and $198,970, respectively.

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

The Company uses three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities
Level 2	Quoted prices for similar assets and liabilities in active markets or inputs that are observable.
Level 3	Inputs that are unobservable (for example, cash flow modeling inputs based on assumptions).

Financial liabilities measured at fair value on a recurring basis are summarized below:

	September 30, 2015	Quoted prices in active market for identical assets (Level l)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Warrant Liabilities	$-	$-	$-	$-	(1)
Conversion Option Liabilities	$-	$-	$-	$-	(1)

(1) Diminimus value at September 30, 2015.

	December 31, 2014	Quoted prices in active market for identical assets (Level l)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Warrant Liabilities	$536,671	$-	$-	$536,671
Conversion Option Liabilities	$110,000	$-	$-	$110,000

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2015 and 2014 (Unaudited)

3.	Summary of Significant Accounting Policies (continued)

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

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis:

	For the nine month ended September 30, 2015	For the nine month ended September 30, 2014
Beginning balance	$646,671	$217,611
Aggregate fair value of conversion option liabilities and warrants issued	-	1,815,529
Change in fair value related to increase in warrants issued for anti-dilutive adjustment	-	745,920
Change in fair value of conversion option liabilities and warrants	(646,671)	(287,738)
Ending balance	$-	$2,491,322

The significant assumptions and valuation methods that the Company used to determine fair value and the change in fair value of the Company’s derivative financial instruments are discussed in Notes 6 and 8.

The Company presented warrant and conversion option liabilities at fair value on its condensed consolidated balance sheets, with the corresponding changes in fair value recorded in the Company’s condensed consolidated statements of operations for the applicable reporting periods. As disclosed in Notes 6 and 8, the Company computed the fair value of the warrant and conversion option liability at the date of issuance and the reporting dates of September 30, 2015 and December 31, 2014 using the lattice pricing method.

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

For the Nine Months Ended September 30, 2015 and 2014 (Unaudited)

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

With respect to receivables, concentrations of credit risk are limited to a few customers in the construction industry. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers other than normal lien rights.  At September 30, 2015, 85%, of the Company’s accounts receivable were due from one customer. At December 31, 2014, 14% and 71%, respectively, of the Company’s accounts receivable were due from two customers.

Revenue relating to one customer represented approximately 19% of the Company’s total revenue for the three months ended September 30, 2015. Revenue relating to one customer represented approximately 89% of the Company’s total revenue for the three months ended September 30, 2014. Revenue relating to four customers represented approximately 68% of the Company’s total revenue for the nine months ended September 30, 2015. Revenue relating to two customers represented approximately 86% of the Company’s total revenue for the nine months ended September 30, 2014.

Costs of revenue relating to one vendor, who is a related party and disclosed in Note 11, represented approximately 91% and 7% of the Company’s total cost of revenue for the three months ended September 30, 2015 and 2014. Costs of revenue relating to one unrelated vendor, represented approximately 54% of the Company’s total cost of revenue for the three months ended September 30, 2014. Costs of revenue relating to one vendor, who is a related party and disclosed in Note 11, represented approximately 45% and 19% of the Company’s total cost of revenue for the nine months ended September 30, 2015 and 2014. Costs of revenue relating to one unrelated vendor, represented approximately 24% and 68%, respectively, of the Company’s total cost of revenue for the nine months ended September 30, 2015 and 2014. The Company believes it has access to alternative suppliers, with limited disruption to the business, should circumstances change with its existing suppliers.

Recent accounting pronouncements - In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 (“ASU 2014-09”), which creates Topic 606, Revenue from Contracts with Customers, and supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, ASU 2014-09 supersedes the cost guidance in Subtopic 605-35, Revenue Recognition --Construction-Type and Production-Type Contracts, and creates new Subtopic 340-40, Other Assets and Deferred Costs -- Contracts with Customers. In summary, the core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, ASU 2014-09 requires enhanced financial statement disclosures over revenue recognition as part of the new accounting guidance. The amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and early application is permitted commencing January 1, 2017. The Company is currently evaluating the provisions of ASU 2014-09 and assessing the impact, if any, it may have on its financial position and results of operations.

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

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2015 and 2014 (Unaudited)

3.	Summary of Significant Accounting Policies (continued)

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The update requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate. The update requires retrospective application and represents a change in accounting principle. The update is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. The adoption of this statement will impact future presentation and disclosures of the financial statements.

In July 2015, the FASB issued ASU No. 2015-11, Inventory: Simplifying the Measurement of Inventory. The update requires inventory not measured using either the last in, first out (LIFO) or the retail inventory method to be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable cost of completion, disposal, and transportation. The update is effective for fiscal years beginning after December 15, 2016. Early adoption is permitted for financial statements that have not been previously issued. The Company is currently evaluating the effects of ASU 2015-11 on the financial statements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The updates principle objective is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet. ASU 2016-02 continues to retain a distinction between finance and operating leases but requires lessees to recognize a right-of-use asset representing its right to use the underlying asset for the lease term and a corresponding lease liability on the balance sheet for all leases with terms greater than twelve months. The update is effective for fiscal years beginning after December 15, 2018. Early adoption is permitted for financial statements that have not been previously issued. The Company is currently evaluating the effects of ASU 2016-02 on the financial statements

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718). The update makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation, and the financial statement presentation of excess tax benefits or deficiencies. ASU 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. The update is effective for fiscal years beginning after December 15, 2016. Early adoption is permitted for financial statements that have not been previously issued. The Company is currently evaluating the effects of ASU 2016-09 on the financial statements

Management does not believe that these or any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying condensed consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2015 and 2014 (Unaudited)

4.	Accounts Receivable

At September 30, 2015 and December 31, 2014, the Company’s accounts receivable consisted of the following:

	2015	2014
Billed:
SG Block sales	$163,331	$172,837
Engineering services	11,930	2,000
Project management	16,310	15,842
Total gross receivables	191,571	190,679
Less: allowance for doubtful accounts	(24,746)	(24,746)
Total net receivables	$166,825	$165,933

5.	Costs and Estimated Earnings on Uncompleted Contracts

Costs and estimated earnings on uncompleted contracts consist of the following at September 30, 2015 and December 31, 2014:

	2015	2014
Costs incurred on uncompleted contracts	$12,587	$-
Provision for loss on uncompleted contracts	-	-
Estimated income	4,422	-
	17,009	-
Less: billings to date	(28,810)	(3,500)

	$(11,801)	$(3,500)

The above amounts are included in the accompanying condensed consolidated balance sheets under the following captions at September 30, 2015 and December 31, 2014.

	2015	2014
Costs and estimated earnings in excess of billings on uncompleted contracts	$5,765	$-
Billings in excess of cost and estimated earnings on uncompleted contracts	(17,566)	(3,500)
	$(11,801)	(3,500)

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

For the Nine Months Ended September 30, 2015 and 2014 (Unaudited)

6.	Convertible Debentures

On April 10, 2014, the Company entered into a Securities Exchange Agreement (the “Exchange Agreement”) with Hillair Capital Investments L.P. (“Hillair”), Frank Casano (“Casano”) and Scott Masterson (“Masterson”) who held certain existing Senior Convertible Debentures (the "Existing Debentures"). Existing Debentures consisted of: (a) debentures issued and sold to Hillair in December 2012 (the “2012 Hillair Debentures”) and (b) debentures issued and sold to Casano and Masterson in April 2013 (the “April 2013 Debentures”).   Under the terms of the Exchange Agreement, Existing Debentures with a stated maturity value of $1,680,000 were surrendered in exchange for (i) new Senior Convertible Debentures with a stated interest rate of eight percent (8%) per year, a stated maturity value of $1,915,200, a conversion price of $0.25 per share, subject to adjustment, with a final maturity date of April 1, 2016 (the “2014 Exchange Debentures”), and (ii) a five (5) year Common Stock purchase warrant to purchase up to 7,660,800 shares of the Company’s common stock at an exercise price of $0.275 (110% of the conversion price), subject to adjustment (the “2014 Exchange Warrants”). At April 10, 2014, the carrying value of Existing Debentures was $1,680,000 and the fair value of the conversion option liability was $2,366. The fair value of the conversion option liability of the 2014 Exchange Debentures was determined to be $380,744 and the fair value of the warrants issued was determined to be $490,601. The Company recognized a loss of $1,104,179 on this exchange transaction. In connection with the Exchange Agreement, the Company incurred $20,763 in legal fees which are included in debt issuance costs in the accompanying condensed consolidated balance sheets at September 30, 2015 and December 31, 2014.

On April 10, 2014, the Company entered into a Securities Purchase Agreement (the “2014 SPA”) with four investors, including Hillair pursuant to which the Company issued and sold (i) $2,080,500 in 8% Original Discount Senior Secured Convertible Debentures, for $1,825,000, with a conversion price of $0.25 per share, subject to adjustment, with a final maturity date of April 1, 2016 (the “2014 New Debentures” together with the 2014 Exchange Debentures, the “2014 Debentures”), and (ii) a five (5) year Common Stock purchase warrant to purchase up to 8,322,000 shares of the Company’s common stock at an exercise price of $0.275 (110% of the conversion price), subject to adjustment with a fair value of $532,944 at issuance, which has been recorded as a discount to the 2014 New Debentures. (As disclosed in Note 8) The Company recorded a discount of $255,500, which is being amortized over the term of the 2014 New Debentures, using the effective interest method. The initial conversion price for the 2014 New Debentures is $0.25 per share, subject to adjustments upon certain events, as set forth in the 2014 New Debentures. At the date of issuance the fair value of the conversion option liability was determined to be $413,606, which has been recorded as a discount to the 2014 New Debentures. In connection with the 2014 New Debentures, the Company incurred $20,000 in legal fees which are included in debt issuance costs in the accompanying condensed consolidated balance sheets at September 30, 2015 and December 31, 2014. As of September 30, 2015 and December 31, 2014, the discount related to the 2014 New Debentures amounted to $493,173 and $792,798, respectively.

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

For the Nine Months Ended September 30, 2015 and 2014 (Unaudited)

6.	Convertible Debentures (continued)

Upon any Event of Default (as defined in the 2014 Debentures), the outstanding principal amount of the 2014 Debentures, plus liquidated damages, interest, a premium of 30% and other amounts owing in respect thereof through the date of acceleration, shall become, at the debenture holders’ election, immediately due and payable in cash.  Commencing five days after the occurrence of any Event of Default, the interest rate on the 2014 Debentures shall accrue at an interest rate equal to the lesser of 18% per annum or the maximum rate permitted under applicable law. The 2014 Debentures contain anti-dilution protective provisions as described therein. The Company is subject to compliance with certain covenants under the 2014 Debentures as set forth therein. On September 11, 2015, the Company failed to make a payment of interest that was due and payable on the 2014 Debentures and thus the outstanding principal amount increased by $1,247,310 to $5,405,010.

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

On August 5, 2015, the Company issued and sold to Hillair a $162,000 Original Issue Discount Senior Secured Convertible Debenture due November 3, 2015 (the “Bridge Debenture”), for $150,000 (the “August 2015 Financing”). The sale and issuance of the Bridge Debenture was consummated pursuant to a Securities Purchase Agreement, dated August 5, 2015, between the Company and Hillair. At any time after August 5, 2015, until the Bridge Debenture is no longer outstanding, the Bridge Debenture is convertible, in whole or in part, into shares of Common Stock at the option of Hillair, subject to certain conversion limitations set forth in the Bridge Debenture. The initial conversion price for the Bridge Debenture is $0.10 per share, subject to adjustments upon certain events, as set forth in the Bridge Debenture. As the Bridge Debenture was issued at an original issue discount, interest does not accrue on the Bridge Debenture.

Subsequent to September 30, 2015, in connection with the Plan, all of the outstanding debentures were converted into preferred stock in accordance with the Plan as disclosed in Note 12.

A summary of the Company’s convertible debentures as of September 30, 2015 and December 31, 2014 is as follows:

	2015	2014
2014 Exchange Debentures	$2,489,760	$1,915,200
2014 New Debentures, net of $493,173 and $792,798 discount	2,211,477	1,287,702
	210,600	-

Total debt	4,911,837	3,202,902

Less current portion	4,911,837	800,726

Long-term debt	$-	$2,402,176

For the nine months ended September 30, 2015 and 2014, interest expense on the convertible debentures amounted to $239,742 and $200,509, respectively, and is included on the accompanying condensed consolidated statements of operations. For the three months ended September 30, 2015 and 2014, interest expense on the convertible debentures amounts to $79,914 and $79,025, respectively, and is included on the accompanying condensed consolidated statements of operations. For the nine months ended September 30, 2015 and 2014, total amortization relating to the discount amounted to $311,625 and $560,081, respectively, and is included in interest expense on the accompanying condensed consolidated statements of operations. For the three months ended September 30, 2015 and 2014, total amortization relating to the discount amounted to $109,029 and $158,560, respectively, and is included in interest expense on the accompanying condensed consolidated statements of operations. For the three months and nine months ended September 30, 2015, the total default penalty on the convertible debentures amounted to $1,247,310 and is included in interest expense on the accompanying condensed consolidated statements of operations.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2015 and 2014 (Unaudited)

6.	Convertible Debentures (continued)

The Company bifurcated the conversion option from its debt host. The fair value of the conversion option liabilities as of September 30, 2015 and December 31, 2014 was minimal and $110,000, respectively.

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

Basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of the common shares issuable upon the exercise of stock options and warrants. Potentially dilutive common shares are excluded from the calculation if their effect is antidilutive.  Diluted income per share includes the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” method as applicable.  At September 30, 2015, there were options and warrants to purchase 15,425,001 and 25,572,059 shares of common stock, respectively, outstanding which could potentially dilute future net income (loss) per share. At September 30, 2015 the Company also has outstanding convertible debt which is initially convertible into 15,982,800 shares of common stock that could potentially dilute future net income (loss) per share. The number of shares the convertible debt could be converted into could potentially increase under certain circumstances related to the market price of the Company’s common stock at the time of conversion. At September 30, 2014, there were options and warrants to purchase 14,030,001 and 25,572,059 shares of common stock, respectively, outstanding which could potentially dilute future net income (loss) per share. At September 30, 2014 the Company also had outstanding convertible debt which was initially convertible into 15,982,800 shares of common stock, which could potentially dilute future net income (loss) per share.

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

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2015 and 2014 (Unaudited)

7.	Net Income (Loss) Per Share (continued)

Basic and diluted net income (loss) per share was calculated as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss)	$(1,661,993)	$920,452	$(2,254,115)	$(1,728,357)

Weighted average shares outstanding - basic	42,918,927	42,773,093	42,918,927	42,767,049
Dilutive effect of stock options and warrants	-	17,011,230	-	-
Weighted average shares outstanding - diluted	42,918,927	59,784,323	42,918,927	42,767,049

Net income (loss) per share - basic	$(0.04)	$0.02	$(0.05)	$(0.04)
Net income (loss) per share - diluted	$(0.04)	$0.01	$(0.05)	$(0.04)

8.	Warrants

A summary of warrant activity as of September 30, 2015 and changes during the three months ended are presented below:

	Number of Warrants	Weighted Average Exercise Price Per Share	Weighted Average Remaining Terms (in years)	Aggregate Intrinsic Value

Outstanding - December 31, 2014	25,572,059	$0.27	3.89	-
Issued	-	-
Exercised	-	-
Forfeited	-	-
Outstanding - September 30, 2015	25,572,059	$0.27	3.14	$-

Exercisable - September 30, 2015	25,572,059	$0.27	3.14	$-

The change in fair value of all of the Company’s outstanding warrants of $131,289 and ($340,459) is included in the accompanying condensed consolidated statements of operations for the three months ended September 30, 2015 and 2014, respectively. The change in fair value of all of the Company’s outstanding warrants of $536,671 and ($421,057) is included in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2015 and 2014, respectively.

Subsequent to September 30, 2015, in connection with the Plan, all of the outstanding warrants were cancelled in accordance with the Plan as disclosed in Note 12.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2015 and 2014 (Unaudited)

9.	Stock Options and Grants

A summary of stock option activity as of September 30, 2015 and changes during the nine months then ended are presented below:

	Shares	Weighted Average Fair Value Per Share	Weighted Average Exercise Price Per Share	Weighted Average Remaining Terms (in years)	Aggregate Intrinsic Value

Outstanding - December 31, 2014	15,425,001	$0.11	$0.30	8.00	112,500
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Cancelled	-	-	-	-	-
Outstanding - September 30, 2015	15,425,001	$0.11	$0.30	7.51	$-

Exercisable - December 31, 2014	11,625,835	$0.09	$0.33	7.50	$37,500
Exercisable - September 30, 2015	13,220,002	$0.11	$0.31	7.48	$-

For the three months and nine ended September 30, 2015, the Company recognized stock-based compensation expense of $48,921 and $145,843, respectively, which is included in payroll and related expenses in the accompanying condensed consolidated statements of operations. For the three months and nine ended September 30, 2014, the Company recognized stock-based compensation expense of $130,114 and $203,695, respectively, which is included in payroll and related expenses in the accompanying condensed consolidated statements of operations.

As of September 30, 2015, there was $166,079 of total unrecognized compensation costs related to non-vested stock options, which will be expensed over a weighted average period of 0.91 years. The intrinsic value is calculated as the difference between the fair value as of the balance sheet date and the exercise price of each of the outstanding stock options. The fair value at September 30, 2015 and December 31, 2014 was $0.02 and $0.14 per share, respectively, as determined by using the weighted average bulletin board price.

Subsequent to September 30, 2015, in connection with the Plan, all of the outstanding options were cancelled in accordance with the Plan as disclosed in Note 12.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2015 and 2014 (Unaudited)

10.	Commitments and Contingencies

Litigation - The Company is subject to periodic lawsuits, investigations and claims during the ordinary course of business. The Company is not a party to any material litigation as of September 30, 2015.

Operating lease - The Company leases office space in New York City to conduct its business. The Company’s previous lease began October 1, 2013 and expired March 31, 2015. Non-contingent rent increases were being amortized over the life of the lease on a straight line basis. Subsequent to March 31, 2015, the Company entered into a month-to-month lease for office space. The rental expense charged to operations for the three months ended September 30, 2015 and 2014 amounted to $13,200 and $14,400, respectively. The rental expense charged to operations for the nine months ended September 30, 2015 and 2014 amounted to $44,603 and $43,200, respectively.

11.	Related Party Transactions

On March 26, 2009, the Company entered into a $50,000 revolving credit promissory note (the “Revolver”) with Vector Group Ltd. (“Vector”), the former controlling stockholder of the Company. On January 26, 2011, the Company and Vector entered into an amendment to the Revolver increasing the amount that the Company may borrow from $50,000 to $100,000. The loan bears interest at 11% per annum and was due on December 31, 2013. During January 2014, the Revolver was extended from December 31, 2013 to June 30, 2015. The Revolver is currently in default. As of September 30, 2015 and December 31, 2014, the balance due to Vector amounted to $73,500. As of September 30, 2015 and December 31, 2014, accrued interest related to the Revolver amounted to $42,964 and $36,833, respectively, and is included in accrued interest, related party on the accompanying condensed consolidated balance sheets. Subsequent to September 30, 2015, in connection with the Plan, the Revolver was treated as an unsecured claim and paid in accordance with the Plan as disclosed in Note 12. Under the Plan, Vector was paid $100,000. Interest expense for other related party notes payable amounted to $2,066 and $2,044 for the three months ended September 30, 2015 and 2014, respectively. Interest expense for other related party notes payable amounted to $6,131 and $6,131 for the nine months ended September 30, 2015 and 2014, respectively.

ConGlobal Industries, Inc. is a minority stockholder of the Company and provides containers and labor on domestic projects.  The Company recognized Cost of Goods Sold of $235,373 and $195,612, for services ConGlobal Industries, Inc. rendered during the three months ended September 30, 2015 and 2014, respectively. The Company recognized Cost of Goods Sold of $759,598 and $785,002, for services ConGlobal Industries, Inc. rendered during the nine months ended September 30, 2015 and 2014, respectively. As of September 30, 2015 and December 31, 2014, $273,586 and $92,792, respectively, of such expenses are included in related party accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

The Lawrence Group is a minority stockholder of the Company and is a building design, development and project delivery firm. The Company recognized Cost of Goods Sold of $4,760 for services The Lawrence Group rendered during the nine months ended September 30, 2014. As of September 30, 2015 and December 31, 2014, $32,389, of expenses were included in related party accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

An affiliated accounting firm of the Company’s Chief Financial Officer provided accounting and consulting services to the Company. The Company recognized General and Administrative expenses in the amount of $30,250 and $22,300 for the three months ended September 30, 2015 and 2014, respectively. The Company recognized General and Administrative expenses in the amount of $72,250 and $64,300 for the nine months ended September 30, 2015 and 2014, respectively. As of December 31, 2014, $7,300 of expenses were included in related party accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

12.	Subsequent Events

On October 15, 2015, the Company filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). On June 3, 2016, the United States Bankruptcy Court for the Southern District of New York confirmed the Company’s plan of reorganization (the "Plan"). The Plan became effective on June 30, 2016 (the “Effective Date”).

On October 15, 2015, the Company, as borrower, and its subsidiaries, as guarantors, entered into a Debtor in Possession Credit Agreement (the “DIP Credit Agreement” and the loans thereunder, the “DIP Loan”) with Hillair Capital Investments L.P. (“HCI”), and, as condition to the making of the DIP Loan, the Company and its subsidiaries entered into that Senior Security Agreement (the “DIP Security Agreement” and together with the DIP Credit Agreement and the other documents entered into in connection therewith, the “DIP Facility”), also dated as of October 15, 2015, with Hillair Capital Management LLC (“HCM”) pursuant to which SGB and its subsidiaries granted HCM a first priority security interest in all of their respective assets for the benefit of HCI. The DIP Loan had a maximum principal amount of $600,000, bore interest at a rate of 12% and was due and payable upon the earlier to occur of April 15, 2016 or other dates specified in the DIP Credit Agreement, and required the Company to pay a collateral fee of $25,000. The DIP Loan became due on April 15, 2016 but was not repaid until the Effective Date as described below. The funds advanced under the DIP Facility were used by the Company to fund its operation during the Bankruptcy Proceeding, including payment of professional fees and expenses. On the Effective Date and in accordance with the Plan, the DIP Facility was repaid in full and the related DIP Credit Agreement was terminated.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2015 and 2014 (Unaudited)

12.	Subsequent Events (continued)

On the Effective Date, and pursuant to the terms of the Plan, the Company entered into a Securities Purchase Agreement, dated June 30, 2016, (the “2016 SPA”), pursuant to which the Company sold for a subscription price of $2,000,000 a 12% Original Issue Discount Senior Secured Convertible Debenture to HCI in the principal amount of $2,500,000, with a maturity date of June 30, 2018 (the “Exit Facility”). The Exit Facility is convertible at HCI’s option at any time in whole or in part into shares of New Common Stock (as defined below) at a ratio of 1 share for every $1.25 of debt. Pursuant to that certain Subsidiary Guaranty Agreement, effective as of the Effective Date (the “Guarantee Agreement”), by SG Building in favor of HCI, SG Building unconditionally guaranteed (the “Guarantee”) the obligations and indebtedness owed to HCI under the Exit Facility and the Guarantee is secured by a first-priority lien and security interest on all of the Guarantor’s assets. The Exit Facility and SG Building’s obligations under the Guarantee are secured by a first-priority lien and security interest on all of the Company’s and SG Building’s assets pursuant to that certain Security Agreement, dated as of the Effective Date, by and between the Company, SG Building and HCI (the “Security Agreement”). The Exit Facility will be used (i) to make a one hundred percent (100%) distribution for payment of unsecured claims in accordance with the Plan, (ii) to pay all costs of the administration of SGB’s Bankruptcy, (iii) to pay all amounts owed under the DIP Facility and (iv) for general working capital purposes of the Company.

Prior to the Effective Date, the Company was authorized to issue 300,000,000 shares of common stock, par value $0.01 (the “Former Common Stock”) of which 42,918,927 shares were issued and outstanding as of June 29, 2016. On the Effective Date, all previously issued and outstanding shares of the Former Common Stock were deemed discharged, cancelled and extinguished, and, pursuant to the Plan, SGB issued, in the aggregate, 491,365 shares of common stock, par value $0.01 (the “New Common Stock”), to the holders of Former Common Stock, representing 7.5% of SGB’s issued and outstanding New Common Stock, after taking into account full exercise of the Management Options (as defined below) and conversion of the New Preferred Stock (as defined below) but prior to any conversion of the Exit Facility, as of the Effective Date. Further, under the Plan, upon the Effective Date certain members of the Company’s management were entitled to receive options (“Management Options”) to acquire an aggregate of 10%, or approximately 655,153 shares, of SGB’s New Common Stock, on a fully diluted basis, assuming conversion of all of the New Preferred Stock but not the Exit Facility. The Company has not yet issued the Management Options, but expects to issue them sometime in the third quarter of the 2016 fiscal year.

Prior to the Effective Date, the Company was authorized to issue 5,000,000 shares of preferred stock, par value $0.01 (the “Former Preferred Stock”) none of which was issued and outstanding prior to the Effective Date. On the Effective Date, pursuant to the terms of the Plan and the Company’s Amended and Restated Certificate of Incorporation, the Company filed with the Secretary of State of the State of Delaware a Certificate of Designations of Convertible Preferred Stock, designating 5,405,010 shares of preferred stock, par value $1.00 (the “New Preferred Stock”). As described in the Current Report on Form 8-K filed by the Company with the SEC on July 7, 2016 (the “July 8-K”), on the Effective Date and pursuant to the Plan, each Prepetition Loan Document (as defined in the July 8-K) was cancelled and the holders of debt thereunder received one share of the New Preferred Stock for each dollar owed by the Company thereunder. The New Preferred Stock is convertible into New Common Stock on a 1:1 basis and, if converted on the Effective Date, would convert into 82.5% of the New Common Stock issued and outstanding on the Effective Date, after taking into account shares of New Common Stock issued to holders of the Former Common Stock and the exercise of the Management Options but prior to any conversion of the Exit Facility. The exchanges of debt for equity under the Plan and the conversion of the Exit Facility, if effected on the Effective Date, would give HCI a controlling interest of SGB.

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

Bankruptcy Proceedings

On October 15, 2015, SG Blocks, Inc. (“SGB”) and its subsidiaries SG Building Blocks, Inc. (“SG Building”) and Endaxi Infrastructure Group, Inc. (each a “Subsidiary,” together, the “Subsidiaries” and together with SGB, the “Debtors”), filed voluntary petitions (the “Bankruptcy Petitions”) for reorganization under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). The Debtors filed a motion with the Bankruptcy Court seeking joint administration of their Chapter 11 cases under the caption In re SG Blocks, Inc. et al., Case No. 15-12790 (such proceeding, the “Bankruptcy Proceeding”). After filing such voluntary petitions the Debtors operated their businesses as “debtors-in-possession” under jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court until the Effective Date (as defined below). On February 29, 2016, the Debtors filed a Disclosure Statement (the “Disclosure Statement”), attaching a Plan of Reorganization (the “Plan”), along with a motion seeking approval of the Disclosure Statement by the Bankruptcy Court. On June 30, 2016 (the “Effective Date”), the Plan became effective and the Debtors emerged from bankruptcy.

On October 15, 2015, SGB, as borrower, and its subsidiaries, as guarantors, entered into a Debtor in Possession Credit Agreement (the “DIP Credit Agreement” and the loans thereunder, the “DIP Loan”) with Hillair Capital Investments L.P. (“HCI”), and, as condition to the making of the DIP Loan, SGB and its subsidiaries entered into that Senior Security Agreement (the “DIP Security Agreement” and together with the DIP Credit Agreement and the other documents entered into in connection therewith, the “DIP Facility”), also dated as of October 15, 2015, with Hillair Capital Management LLC (“HCM”) pursuant to which SGB and its subsidiaries granted HCM a first priority security interest in all of their respective assets for the benefit of HCI. The DIP Loan had a maximum principal amount of $600,000, bore interest at a rate of 12% and was due and payable upon the earlier to occur of April 15, 2016 or other dates specified in the DIP Credit Agreement, and required SGB to pay a collateral fee of $25,000. The funds advanced under the DIP Facility were used by SGB to fund its operation during the Bankruptcy Proceeding, including payment of professional fees and expenses. On the Effective Date and in accordance with the Plan, the DIP Facility was repaid in full and the related DIP Credit Agreement was terminated.

On the Effective Date, and pursuant to the terms of the Plan, SGB entered into a Securities Purchase Agreement, dated June 30, 2016, (the “2016 SPA”), pursuant to which SGB sold for a subscription price of $2.0 million a 12% Original Issue Discount Senior Secured Convertible Debenture to HCI in the principal amount of $2.5 million, with a maturity date of June 30, 2018 (the “Exit Facility”). The Exit Facility is convertible at HCI’s option at any time in whole or in part into shares of New Common Stock (as defined below) at a ratio of 1 share for every $1.25 of debt. Pursuant to that certain Subsidiary Guaranty Agreement, effective as of the Effective Date (the “Guarantee Agreement”), by SG Building in favor of HCI, SG Building unconditionally guaranteed (the “Guarantee”) the obligations and indebtedness owed to HCI under the Exit Facility and the Guarantee is secured by a first-priority lien and security interest on all of the Guarantor’s assets. The Exit Facility and SG Building’s obligations under the Guarantee are secured by a first-priority lien and security interest on all of the Company’s and SG Building’s assets pursuant to that certain Security Agreement, dated as of the Effective Date, by and between the Company, SG Building and HCI (the “Security Agreement”). The Exit Facility will be used (i) to make a one hundred percent (100%) distribution for payment of unsecured claims in accordance with the Plan, (ii) to pay all costs of the administration of SGB’s Bankruptcy, (iii) to pay all amounts owed under the DIP Facility and (iv) for general working capital purposes of SGB.

Prior to the Effective Date, SGB was authorized to issue 300,000,000 shares of common stock, par value $0.01 (the “Former Common Stock”) of which approximately 42,918,927 shares were issued and outstanding as of June 29, 2016. On the Effective Date, all previously issued and outstanding shares of the Former Common Stock were deemed discharged, cancelled and extinguished, and, pursuant to the Plan, SGB issued, in the aggregate, 491,365 shares of common stock, par value $0.01 (the “New Common Stock”), to the holders of Former Common Stock, representing 7.5% of SGB’s issued and outstanding New Common Stock, after taking into account full exercise of the Management Options (as defined below) and conversion of the New Preferred Stock (as defined below) but prior to any conversion of the Exit Facility, as of the Effective Date. Further, under the Plan, upon the Effective Date certain members of SGB’s management were entitled to receive options (“Management Options”) to acquire an aggregate of 10%, or approximately 655,153 shares, of SGB’s New Common Stock, on a fully diluted basis, assuming conversion of all of the New Preferred Stock but not the Exit Facility. SGB has not yet issued the Management Options, but expects to issue them sometime in the third quarter of the 2016 fiscal year.

Prior to the Effective Date, SGB was authorized to issue 5,000,000 shares of preferred stock, par value $0.01 (the “Former Preferred Stock”) none of which was issued and outstanding prior to the Effective Date. On the Effective Date, pursuant to the terms of the Plan and SGB’s Amended and Restated Certificate of Incorporation, SGB filed with the Secretary of State of the State of Delaware a Certificate of Designations of Convertible Preferred Stock, designating 5,405,010 shares of preferred stock, par value $1.00 (the “New Preferred Stock”). As described in the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission (the “SEC”) on July 7, 2016 (the “July 8-K”), on the Effective Date and pursuant to the Plan, each Prepetition Loan Document (as defined in the July 8-K) was cancelled and the holders of debt thereunder received one share of the New Preferred Stock for each dollar owed by SGB thereunder. The New Preferred Stock is convertible into New Common Stock on a 1:1 basis and, if converted on the Effective Date, would convert into 82.5% of the New Common Stock issued and outstanding on the Effective Date, after taking into account shares of New Common Stock issued to holders of the Former Common Stock and the exercise of the Management Options but prior to any conversion of the Exit Facility. The exchanges of debt for equity under the Plan and the conversion of the Exit Facility, if effected on the Effective Date, would give HCI a controlling interest of SGB.

References herein to the pre-Effective Date common stock of SGB shall be deemed references to Former Common Stock and references herein to the post-Effective Date common stock of SGB shall be deemed references to New Common Stock.

Results of Operations

Nine Months Ended September 30, 2015 and 2014:

	2015	2014
Loss from operations	$(1,080,380)	$(312,086)
Other income (expense)	(1,173,735)	(1,416,271)
Net Loss	$(2,254,115)	$(1,728,357)

Revenue

Revenue for the nine months ended September 30, 2015 was $2,160,455 compared to $5,321,891 for the nine months ended September 30, 2014. This decrease of $3,161,436 resulted mainly from a decrease of revenue from block “green steel” jobs. Revenue recognized from block “green steel” jobs decreased by $2,993,931for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. Revenue from block “green steel” jobs decreased primarily due to revenue being recognized on one job during the nine months ended September 30, 2014 in the amount of $3,529,610.

Cost of Revenue and Gross Profit

Cost of revenue decreased by $2,364,368 to $1,708,471 for the nine months ended September 30, 2015 from $4,072,839 for the nine months ended September 30, 2014. The decrease in cost of revenue resulted primarily from a decrease of costs from block “green steel” jobs. Costs recognized from block “green steel” jobs decreased $2,243,804 for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. Gross profit decreased to $451,984 for the nine months ended September 30, 2015 compared to $1,249,052 for the nine months ended September 30, 2014. Gross profit percentage decreased to 21% for the nine months ended September 30, 2015 compared to 25% for the nine months ended September 30, 2014.

Payroll and Related Expense

Payroll and related expense for the nine months ended September 30, 2015 was $813,544 compared to $867,540 for the nine months ended September 30, 2014.

Other Operating Expenses

Other operating expense for the nine months ended September 30, 2015 was $718,820 compared to $693,598 for the nine months ended September 30, 2014.

Interest Expense

Interest expense for the nine months ended September 30, 2015 was $1,820,419 compared to $821,090 for the nine months ended September 30, 2014. The change results primarily from a decrease of $248,456 in amortization of debt discount, for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 and a default penalty of $1,247,310 being recognized during the nine months ended September 30, 2015.

Other income (expense)

During the nine months ended September 30, 2015 and 2014, there was other income (expense) recognized due to a change in fair value of financial instruments of $646,671 and ($458,182), respectively. Also, during the nine months ended September 30, 2014 a loss of $1,104,179 was recognized on the extinguishment of debt.

Three Months Ended September 30, 2015 and 2014:

	2015	2014
Loss from operations	$(350,940)	$(255,821)
Other income (expense)	(1,311,053)	(1,874,774)
Net Income (loss)	$(1,661,993)	$(2,130,595)

Revenue

Revenue for the three months ended September 30, 2015 was $289,581 compared to $3,647,058 for the three months ended September 30, 2014. This decrease of $3,357,477 resulted mainly from a decrease of revenue from block “green steel” jobs. Revenue recognized from block “green steel” jobs decreased by $3,315,255 for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. Revenue from block “green steel” jobs decreased primarily due to revenue being recognized on one job in the amount of $3,259,610 being recognized during the three months ended September 30, 2014

Cost of Revenue and Gross Profit

Cost of revenue decreased by $2,574,948 to $247,372 for the three months ended September 30, 2015 from $2,822,320 for the three months ended September 30, 2014. The decrease in cost of revenue resulted primarily from a decrease in costs from block “green steel’ jobs. Costs recognized from block “green steel’ jobs decreased by $2,530,095, for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. Gross profit decreased by $782,529 to $42,209 for the three months ended September 30, 2015 compared to $824,738 for the three months ended September 30, 2014. Gross profit percentage decreased to 19% for the three months ended September 30, 2015 compared to 23% for the three months ended September 30, 2014.

Payroll and Related Expense

Payroll and related expense for the three months ended September 30, 2015 was $222,166 compared to $357,643 for the three months ended September 30, 2014. This decrease was mainly caused by a decrease in stock compensation expense. Stock compensation decreased by $81,193 to $48,921 for the three months ended September 30, 2015 compared to $130,114 for the three months ended September 30, 2014.

Other Operating Expenses

Other operating expense for the three months ended September 30, 2015 was $170,982 compared to $268,952 for the three months ended September 30, 2014. The change results primarily from a decrease of $21,998 in professional fees for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 and a decrease in marketing and business development expense of $47,165 for the three months ended September 30, 2015 compared to the three months ended September 30, 2014

Interest Expense

Interest expense for the three months ended September 30, 2015 was $1,442,342 compared to $244,855 for the three months ended September 30, 2014. This change resulted primarily from a default penalty of $1,247,310 being recognized during the three months ended September 30, 2015.

Other income (expense)

During the three months ended September 30, 2015 and 2014, there was other (income) expense recognized due to a change in fair value of financial instruments of $131,289 and $967,156 respectively.

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

Liquidity and Capital Resources

Since SG Building’s inception in 2008, SG Building has generated losses from operations and the Company anticipates that it will continue to generate losses from operations for the foreseeable future. As of September 30, 2015 and December 31, 2014, the Company’s stockholders’ deficiency was approximately $5,400,000 and $3,300,000, respectively. The Company’s net loss from operations for the nine months ended September 30, 2015 was $2,254,115. Net cash used in operating activities was $1,020,061 for the nine months ended September 30, 2015.

Through September 30, 2015, the Company has incurred an accumulated deficiency since inception of $12,991,508. At September 30, 2015, the Company had a cash balance of $26,127.

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

On August 5, 2015, the Company issued and sold to Hillair a $162,000 Original Issue Discount Senior Secured Convertible Debenture due November 3, 2015 (the “Bridge Debenture”), for $150,000 (the “August 2015 Financing”). The sale and issuance of the Bridge Debenture was consummated pursuant to a Securities Purchase Agreement, dated August 5, 2015, between the Company and Hillair. At any time after August 5, 2015, until the Bridge Debenture is no longer outstanding, the Bridge Debenture is convertible, in whole or in part, into shares of Common Stock at the option of Hillair, subject to certain conversion limitations set forth in the Bridge Debenture. The initial conversion price for the Bridge Debenture is $0.10 per share, subject to adjustments upon certain events, as set forth in the Bridge Debenture. As the Bridge Debenture was issued at an original issue discount, interest does not accrue on the Bridge Debenture.

As described in the July 8-K, the Existing Debentures, the 2014 Debentures, the Bridge Debenture and each other Prepetition Loan Document (as defined in the July 8-K), were cancelled and the holders of debt thereunder received one share of the New Preferred Stock for each dollar owed by SGB thereunder. See Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Bankruptcy Proceedings for additional detail regarding the conversion of debentures.

On September 11, 2015, the Company failed to make a payment of interest that was due and payable on its outstanding debentures, which, as a result, caused the Company to be in default under the debentures.  As a result of these defaults, the debenture holders had the right to demand repayment of the full outstanding amount, as adjusted pursuant to the terms of the debentures. The default caused the principal balance of its outstanding debentures to increase 130%.

On October 15, 2015, SGB, as borrower, and its subsidiaries, as guarantors, entered into the DIP Credit Agreement with HCI, and, as condition to the making of the DIP Loan, SGB and its subsidiaries entered into the DIP Security Agreement, also dated as of October 15, 2015, with HCM pursuant to which SGB and its subsidiaries granted HCM a first priority security interest in all of their respective assets for the benefit of HCI. The DIP Loan had a maximum principal amount of $600,000, bore interest at a rate of 12% and was due and payable upon the earlier to occur of April 15, 2016 or other dates specified in the DIP Credit Agreement, and required SGB to pay a collateral fee of $25,000. The DIP Loan became due on April 15, 2016 but was not repaid until the Effective Date as described below. The funds advanced under the DIP Facility were used by SGB to fund its operation during the Bankruptcy Proceeding, including payment of professional fees and expenses. On the Effective Date and in accordance with the Plan, the DIP Facility was repaid in full and the related DIP Credit Agreement was terminated.

On the Effective Date, and pursuant to the terms of the Plan, SGB entered into the 2016 SPA, pursuant to which SGB sold for a subscription price of $2.0 million a 12% Original Issue Discount Senior Secured Convertible Debenture to HCI in the principal amount of $2.5 million, with a maturity date of June 30, 2018 (the Exit Facility). As described below, the Exit Facility is convertible at HCI’s option at any time in whole or in part into shares of Common Stock at a ratio of 1 share for every $1.25 of debt. The Exit Facility will be used (i) to make a one hundred percent (100%) distribution for payment of unsecured claims in accordance with the Plan, (ii) to pay all costs of the administration of SGB’s Bankruptcy, (iii) to pay all amounts owed under the DIP Facility and (iv) for general working capital purposes of SGB.

On the Effective Date, all Former Common Stock were deemed discharged, cancelled and extinguished, and, pursuant to our Plan, SGB issued, in the aggregate, 491,365 shares of New Common Stock to the holders of Former Common Stock, representing 7.5% of SGB’s issued and outstanding New Common Stock, after taking into account full exercise of the Management Options and conversion of the New Preferred Stock but prior to any conversion of the Exit Facility, as of the Effective Date. Under the Plan, upon the Effective Date certain members of SGB’s management were entitled to receive the Management Options to acquire an aggregate of 10%, or approximately 655,153 shares, of New Common Stock, on a fully diluted basis, assuming conversion of all of the Preferred Stock but not the Exit Facility. The Preferred Stock is convertible into New Common Stock on a 1:1 basis and, if converted on the Effective Date, would convert into 82.5% of the New Common Stock issued and outstanding on the Effective Date, after taking into account shares of New Common Stock issued to holders of the Former Common Stock and the exercise of the Management Options but prior to any conversion of the Exit Facility. The Exit Facility, in principal amount of $2.5 million, is convertible at HCI’s option at any time in whole or in part into shares of New Common Stock at a ratio of 1 share for every $1.25 of debt. Conversion of the full principal amount of the Exit Facility ($2.5 million) would result in the issuance of an additional 2,000,000 shares of New Common Stock, which will dilute the percentage ownership of then-existing stockholders.

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

Off-Balance Sheet Arrangements

As of September 30, 2015 and December 31, 2014, the Company had no material off-balance sheet arrangements other than operating leases to which SG Building is a party.

In the ordinary course of business, SG Building enters into agreements with third parties that include indemnification provisions which, in its judgment, are normal and customary for companies in its industry sector. These agreements are typically with consultants and certain vendors. Pursuant to these agreements, SG Building generally agrees to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to actions taken or omitted by SG Building. The maximum potential amount of future payments SG Building could be required to make under these indemnification provisions is unlimited. SG Building has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, the Company has no liabilities recorded for these provisions as of September 30, 2015.

Critical Accounting Policies and New Accounting Pronouncements

Critical Accounting Policies

Our condensed consolidated financial statements have been prepared with generally accepted accounting principles in the United States (“GAAP”), which require management to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that management believes to be reasonable. Actual results may differ from those estimates. Critical accounting policies represent the areas where more significant judgments and estimates are used in the preparation of our condensed consolidated financial statements. A discussion of such critical accounting policies, which include share-based payments, derivative instruments, and revenue recognition can be found in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2014. There have been no material changes to the policies noted above as of the Quarterly Report on Form 10-Q for the period ended September 30, 2015.

Related Party Transactions

Transactions with Vector

On March 26, 2009, the Company entered into a $50,000 revolving credit promissory note (the “Revolver”) with Vector Group Ltd. (“Vector”), the former controlling stockholder of the Company. On January 26, 2011, the Company and Vector entered into an amendment to the Revolver increasing the amount that the Company may borrow from $50,000 to $100,000. The loan bears interest at 11% per annum and was due on December 31, 2013. During January 2014, the Revolver was extended from December 31, 2013 to June 30, 2015. The Revolver is currently in default but the Company has obtained waivers from the Convertible Debenture holders in regards to a cross default provision outlined in the underlying agreements.. As of September 30, 2015 and December 31, 2014, the balance due to Vector amounted to $73,500. As of September 30, 2015 and December 31, 2014, accrued interest related to the Revolver amounted to $42,964 and $36,833, respectively, and is included in accrued interest, related party on the accompanying condensed consolidated balance sheets. Subsequent to September 30, 2015, in connection with the Plan, the Revolver was treated as an unsecured claim and paid in accordance with the Plan as disclosed in Note 12. Under the Plan, Vector was paid $100,000. Interest expense for other related party notes payable amounted to $2,066 and $2,044 for the three months ended September 30, 2015 and 2014, respectively. Interest expense for other related party notes payable amounted to $6,131 and $6,131 for the nine months ended September 30, 2015 and 2014, respectively.

ConGlobal Industries, Inc. is a minority stockholder of the Company and provides containers and labor on domestic projects. The Company recognized Cost of Goods Sold of $235,373 and $195,612, for services ConGlobal Industries, Inc. rendered during the three months ended September 30, 2015 and 2014, respectively. The Company recognized Cost of Goods Sold of $759,598 and $785,002, for services ConGlobal Industries, Inc. rendered during the nine months ended September 30, 2015 and 2014, respectively. As of September 30, 2015 and December 31, 2014, $273,586 and $92,792, respectively, of such expenses are included in related party accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

The Lawrence Group is a minority stockholder of the Company and is a building design, development and project delivery firm. The Company recognized Cost of Goods Sold of $4,760 for services The Lawrence Group rendered during the nine months ended September 30, 2014. As of September 30, 2015 and December 31, 2014, $32,389, of expenses were included in related party accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

An affiliated accounting firm of the Company’s Chief Financial Officer provided accounting and consulting services to the Company. The Company recognized General and Administrative expenses in the amount of $30,250 and $22,300 for the three months ended September 30, 2015 and 2014, respectively. The Company recognized General and Administrative expenses in the amount of $72,250 and $64,300 for the nine months ended September 30, 2015 and 2014, respectively. As of December 31, 2014, $7,300 of expenses were included in related party accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

See Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Bankruptcy Proceedings for a description of transactions related to the Bankruptcy Proceedings, including the cancellation of Prepetition Loan Documents (as defined in the July 8-K) and the issuance to holders of debt thereunder of one share of the New Preferred Stock for each dollar owed by the Company thereunder.

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

(b) Changes in Internal Control over Financial Reporting

Notwithstanding our remedial actions and integration of our financial reporting systems, there was no change in our internal control over financial reporting that occurred during the third quarter of 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The description of our Bankruptcy Proceedings in Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Bankruptcy Proceedings is incorporated by reference.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in Part 1, Item 1A, of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

The Revolver has matured and is currently in default. The Revolver was treated as an unsecured claim and Vector was paid $100,000 in accordance with the Plan.

On September 11, 2015, the Company failed to make a payment of interest that was due and payable on the 2014 Debentures and thus the outstanding principal amount increased by $1,247,310 to $5,405,010. Subsequent to September 30, 2015, in connection with the Plan, all of the outstanding debentures were converted into preferred stock in accordance with the Plan as disclosed Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Bankruptcy Proceedings.

See Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Bankruptcy Proceedings for a description of the Bankruptcy Proceedings and related transactions, including the cancellation of Prepetition Loan Documents (as defined in the July 8-K) and the issuance to holders of debt thereunder of one share of the New Preferred Stock for each dollar owed by the Company thereunder.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None

Item 6.	Exhibits

4.1	Original Issue Discount Senior Secured Convertible Debenture due November 3, 2015. Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed August 11, 2015.
10.1	Securities Purchase Agreement, dated August 5, 2015. Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed August 11, 2015.
10.2	Amendment to Securities Purchase Agreement, dated August 5, 2015. Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed August 11, 2015.
10.3	Subsidiary Guarantee, dated August 5, 2015. Incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed August 11, 2015.
10.4	Security Agreement, dated August 5, 2015. Incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed August 11, 2015.
31.1+	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS+	XBRL Instance Document.
101.SCH+	XBRL Taxonomy Extension Schema Document.
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB+	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Transmitted herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SG BLOCKS, INC.
(Registrant)

Date: July 21, 2016	By:	/s/ Brian Wasserman
Brian Wasserman Chief Financial Officer (Duly Authorized Officer and Principal Financial and Chief Accounting Officer)

