Form 10-K
period 2015-12-31
SG BLOCKS, INC.
filed 2016-07-21
CIK 1023994

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒

The aggregate market value of the common stock held by non-affiliates of SG Blocks, Inc. as of June 30, 2015 was approximately $2,364,047

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCYPROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☐    No  ☒

As of July 20, 2016, the issuer had a total of 491,365 shares of common stock outstanding.

SG BLOCKS, INC.

FORM 10-K

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

THE COMPANY

DESCRIPTION OF BUSINESS

Background of SG Blocks, Inc.

SG Blocks, Inc. was previously known as CDSI Holdings, Inc. and PC411, Inc., and was incorporated in Delaware on December 29, 1993.  SG Blocks, Inc. (“SGB” and together with its subsidiaries, as context requires, is referred to herein as "we," "our," "us" or the "Company").  On January 12, 1999, the Company’s stockholders voted to change the corporate name of the Company from PC411, Inc. to CDSI Holdings Inc.  Prior to May 1998, the Company’s principal business was an on-line electronic delivery information service that transmitted name, address, telephone number and other related information digitally to users of personal computers.  In May 1998, the Company acquired Controlled Distribution Systems, Inc. (“CDS”), a company engaged in the marketing and leasing of an inventory control system for tobacco products.  In February 2000, the Company announced that CDS will no longer actively engage in the business of marketing and leasing the inventory control system.  In November 2003, the Company and CDS (a wholly-owned subsidiary) merged with the Company as the surviving corporation.  Immediately prior to the merger between the Company’s wholly-owned subsidiary, CDSI Merger Sub, Inc. and SG Building (described below under the heading “SG Blocks Merger”) the Company was a shell company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934 (the “Exchange Act”), seeking acquisition and investment opportunities. For a description of the Company’s Bankruptcy Proceedings and emergence from bankruptcy in June 2016, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Bankruptcy Proceedings.

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

Customers

SG Building counts among its current and former customers such notable brands as Schneider Electric, Starbucks Coffee Company, Lacoste, Equinox Fitness Clubs, Bareburger, Puma, Taco Bell and the U.S. Navy.

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

We have five employees and two consultants.  We also hire independent contractors on an as-needed basis.

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

Risks Related to the Company’s Emergence from Bankruptcy

Despite having emerged from bankruptcy on June 30, 2016, the Company continues to be subject to the risks and uncertainties associated with residual Chapter 11 bankruptcy proceedings.

As discussed below (see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Bankruptcy Proceedings), the Company emerged from bankruptcy on June 30, 2016. Because of the residual risks and uncertainties associated with Chapter 11 bankruptcy proceedings, the ultimate impact that events that occurred during, or that may occur subsequent to, these proceedings will have on the Company’s business, financial condition and results of operations cannot be accurately predicted or quantified. We cannot assure you that having been subject to bankruptcy protection will not adversely affect the Company’s operations going forward.

Our actual financial results may vary significantly from the projections filed with the Bankruptcy Court.

In connection with the Plan, the Company was required to prepare projected financial information to demonstrate to the Bankruptcy Court the feasibility of the Plan and the Company’s ability to continue operations upon emergence from bankruptcy under Chapter 11. The projected financial information filed with the Bankruptcy Court reflected numerous assumptions concerning anticipated future performance and prevailing and anticipated market and economic conditions, many of which were and continue to be beyond our control and which may not materialize. Projections are inherently subject to uncertainties and to a wide variety of significant business, economic and competitive risks. The Company’s actual results will likely vary from those contemplated by the projected financial information and the variations may be material.

Risks Relating to the Company

If we are not successful in our efforts to increase sales or raise capital, we will experience a shortfall in cash over the next twelve months and our ability to raise capital may be limited.

As of December 31, 2015 and 2014, SG Building, our wholly-owned subsidiary, had cash and cash equivalents of $466,997 and $884,188, respectively. However, during the fiscal years ended December 31, 2015 and 2014, we reported a net loss of $2,743,116 and $1,537,315, respectively. We incurred additional losses during the quarter ended March 31, 2016. If we are not successful with our marketing efforts to increase sales, we will experience a shortfall in cash over the next twelve months. If necessary, we will implement a plan to fund such a deficit which could include, among other things, reducing operating expenses in an amount sufficient to operate the business for a reasonable period of time. During 2013 we received an aggregate of $1,850,000 from the issuance of convertible debentures (the “Existing Debentures”). On April 10, 2014, we entered into an Exchange Agreement (the “Exchange Agreement”), with certain of Holders of the Existing Debentures pursuant to which Existing Debentures with a stated maturity value of $1,680,000 were surrendered in exchange for (a) new Senior Convertible Debentures with a stated interest rate of eight percent (8%) per year, a stated maturity value of $1,915,200, a conversion price of $.25 per share, subject to adjustment, with a final maturity date of April 1, 2016 (the “2014 Exchange Debentures”), and (b) five (5) year warrants to purchase up to 7,660,830 shares of the Company’s common stock at an exercise price of $.275 per share (110% of the conversion price), subject to adjustment (the “2014 Exchange Warrants”).

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

In connection with the Bankruptcy Proceedings, SGB, as borrower, and its subsidiaries, as guarantors, entered into the DIP Facility with HCM. The DIP Loan had a maximum principal amount of $600,000, bore interest at a rate of 12%. On the Effective Date and in accordance with the Plan, the DIP Facility was repaid in full and the related DIP Credit Agreement was terminated. On the Effective Date, and pursuant to the terms of the Plan, SGB entered into Securities Purchase Agreement pursuant to which SGB sold for a subscription price of $2.0 million a 12% Original Issue Discount Senior Secured Convertible Debenture to HCI in the principal amount of $2.5 million, with a maturity date of June 30, 2018 (the Exit Facility). The Exit Facility is convertible at HCI’s option at any time in whole or in part into shares of Common Stock at a ratio of 1 share for every $1.25 of debt. See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Bankruptcy Proceedings.

As described in the July 8-K, the Existing Debentures, the 2014 Debentures, the Bridge Debenture and each other Prepetition Loan Document (as defined in the July 8-K), were cancelled and the holders of debt thereunder received one share of the New Preferred Stock for each dollar owed by SGB thereunder. See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Bankruptcy Proceedings for additional detail regarding the conversion of debentures.

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

Our ability to achieve profitability will depend upon our ability to generate and sustain substantially increased revenues. We may incur operating losses in the future as we execute our growth strategy. We intend to make significant expenditures related to marketing, expansion of our website, hiring of additional personnel, and development of our technology and infrastructure. Although SG Building generated revenue from operations during the fiscal years ended December 31, 2015 and 2014, it has incurred net losses of $2,743,116 and $1,537,315, respectively, during such periods. The likelihood that we will generate net income in the future must be considered in light of the difficulties facing the construction and construction management industries as a whole, economic conditions, the competitive environment in which we operate and the other risks and uncertainties discussed in this Annual Report. Our operating results for future periods are subject to numerous uncertainties, and it may not achieve sufficient revenues to sustain or increase profitability on a quarterly or annual basis.

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

The exercise of outstanding options will dilute the percentage ownership of then-existing stockholders.

As of July 20, 2016, there are outstanding options to purchase 655,153 shares of common stock.   We also have outstanding convertible debt which is initially convertible into approximately 2,000,000 shares of the Company’s common stock. However, the terms of the convertible debentures provide that under certain circumstances the number of shares issuable upon the conversion of the debentures can be increased based on the market price of the Company’s common stock at the time of conversion. Accordingly, if the price of the common stock is significantly below $1.25 per share the number of shares the convertible debt is convertible into could be significantly higher than 2,000,000 shares. The exercise of such options or the conversion into common stock of our convertible debt would dilute the then-existing stockholders' percentage ownership of the Company's stock, and any sales in the public market of common stock underlying such securities could adversely affect prevailing market prices for the common stock.  Moreover, the terms upon which the Company would be able to obtain additional equity capital could be adversely affected since the holders of such securities can be expected to exercise or convert them at a time when the Company would, in all likelihood, be able to obtain any needed capital on terms more favorable to the Company than those provided by such securities.  See sections entitled “Executive   Compensation - Stock Options".

The conversion of the convertible debt and preferred stock issued when the Company emerged from bankruptcy will dilute the percentage ownership of then-existing stockholders.

On the Effective Date, all previously issued and outstanding shares of Former Common Stock were deemed discharged, cancelled and extinguished, and, pursuant to the Plan, SGB issued, in the aggregate, 491,365 shares of New Common Stock to the holders of Former Common Stock, representing 7.5% of SGB’s issued and outstanding New Common Stock, after taking into account full exercise of the Management Options and conversion of the New Preferred Stock but prior to any conversion of the Exit Facility, as of the Effective Date. Under the Plan, upon the Effective Date certain members of SGB’s management were entitled to receive options (the Management Options) to acquire an aggregate of 10%, or approximately 655,153 shares, of New Common Stock, on a fully diluted basis, assuming conversion of all of the New Preferred Stock but not the Exit Facility. The New Preferred Stock is convertible into New Common Stock on a 1:1 basis and, if converted on the Effective Date, would convert into 82.5% of the New Common Stock issued and outstanding on the Effective Date, after taking into account shares of New Common Stock issued to holders of the Former Common Stock and the exercise of the Management Options but prior to any conversion of the Exit Facility. The Exit Facility, in principal amount of $2.5 million, is convertible at HCI’s option at any time in whole or in part into shares of New Common Stock at a ratio of 1 share for every $1.25 of debt. Conversion of the full principal amount of the Exit Facility ($2.5 million) would result in the issuance of an additional 2,000,000 shares of New Common Stock, which will dilute the percentage ownership of then-existing stockholders. The exchange of debt for equity under the Plan and the conversion of the Exit Facility, if effected on the Effective Date, would give HCI a controlling interest of SGB. See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Bankruptcy Proceedings.

We have a history of losses.

We have reported an operating loss in each of our fiscal quarters since inception, except the quarter ending September 30, 2014.  There is a risk that we will continue to incur operating losses.

We are dependent on the services of key personnel, and the unexpected loss of their services may adversely affect its operations.

Our success depends highly upon the personal efforts and abilities of our senior management team, specifically the efforts of Paul Galvin, the Company’s Chief Executive Officer and Director, Stevan Armstrong, the Company’s President and Chief Operating Officer and Director, and David Cross, the Company’s Vice President of Business Development. The employment agreements with Messrs. Galvin and Armstrong have expired and the Company is currently negotiating a new agreement with Mr. Galvin and Mr. Armstrong. Although there is a general agreement on the terms of the new agreement, there can be no assurance that the Company will be able to enter into a new agreement with Mr. Galvin and Mr. Armstrong on favorable terms. The loss of the services of one or more of these individuals could have a material adverse effect on our business.  Our ability to achieve profitability and generate increased revenue will depend upon our ability to retain, and attract if necessary, experienced management personnel.

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

Our business and earnings depend substantially on our clients’ ability to obtain financing for the development of their construction projects.  The availability and cost of such financing is further dependent on the number of financial institutions participating in the industry, the departure of financial institutions from the industry, the financial institutions’ lending practices, the strength of the domestic and international credit markets generally, governmental policies and other conditions, all of which are beyond our control.  In light of the current economic climate, some of our projects may not be successful in obtaining additional funds in a timely manner, on favorable terms or at all.  The availability of borrowed funds, especially for construction financing, has been greatly reduced, and lenders may require project developers to invest increased amounts of equity in a project in connection with both new loans and the extension of existing loans.  Unfavorable changes in the availability and terms of financing in the industry will have a material adverse effect on certain privately financed projects.

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

As a result of the merger between a wholly-owned subsidiary of the Company and SG Building in November 2011, we have become an operating company. See the section entitled “ Description of Business - SG Blocks Merger ” in Part I, Item 1 of this Annual Report on Form 10-K for a description of the Merger.  Accordingly, we are subject to more information and reporting requirements of the Exchange Act and other Federal securities laws, including compliance with the Sarbanes-Oxley Act. The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the Securities and Exchange Commission (including reporting of the Merger) and furnishing audited reports to stockholders have increased and caused our expenses to be higher.

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

Our directors, executive officers and affiliated persons beneficially own a substantial number of shares of our common stock, which gives them significant control over certain major decisions upon which the Company’s stockholders may vote and may discourage an acquisition of the Company.

Our executive officers, directors and affiliated persons (including holders of Preferred Stock and investors holding convertible debentures and other convertible securities described herein) beneficially own a substantial number of shares of our common stock.  The interests of our officers, directors and affiliated persons (as stockholders) may differ from the interests of other stockholders.  As a result, these officers, directors and affiliated persons will have significant influence over all corporate actions requiring stockholder approval, irrespective of how other stockholders may vote, including the following actions:

●	elect or defeat the election of the our directors;

●	amend or prevent amendment the our Amended and Restated Certificate of Incorporation or By-Laws;

●	effect or prevent a merger, sale of assets or other corporate transaction; and

●	control the outcome of any other matter submitted to the stockholders for vote.

Ownership by Management and affiliated persons of a substantial number of shares of our common stock and convertible securities may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company, which in turn could reduce its stock price or prevent our stockholders from realizing a premium over its stock price.

Trading of our common stock may be restricted by Blue Sky eligibility and our common stock may be deemed a “penny stock”, which would make it more difficult for the Company’s investors to sell their shares.

We currently are not Blue Sky eligible in certain states so trading of the Company’s stock in such states may be restricted. In addition, our common stock is subject to the “penny stock” rules adopted under section 15(g) of theExchange Act.  The penny stock rules apply to non-Nasdaq companies whose common stock trades at less than $5.00 per share or that have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years).  These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances.  Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited.  If we remain subject to the penny stock rules for any significant period, that could have an adverse effect on the market, if any, for our securities.  If our securities are subject to the penny stock rules, investors will find it more difficult to dispose of the common stock.  In addition, the Blue Sky eligibility rules may discourage investor interest in and limit the marketability of, the common stock.

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

We have completed a number of capital raises in past that have resulted in significant dilution of our stockholders. Our most recent capital raise occurred in connection with our Bankruptcy Proceedings. As a result of acquisitions or additional capital raisings, we may issue additional securities or instruments that may be convertible into or exercisable or exchangeable for, or otherwise entitle the holder thereof to receive common stock.  The issuance of such additional securities will dilute the ownership of our then current stockholders. See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Bankruptcy Proceedings

If we do not implement necessary internal control over financial reporting in an efficient and timely manner, or if we discover deficiencies and weaknesses in existing systems and controls, we could be subject to regulatory enforcement and investors may lose confidence in our ability to operate in compliance with existing internal control rules and regulations, either of which could result in a decline in our stock price.

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

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None.

ITEM 2.      PROPERTIES.

We have use of our President’s home office for office space in Brentwood, Tennessee for our headquarters. We also have use of storage and processing space at certain ConGlobal facilities pursuant to the ConGlobal Agreement. We believe that our current facilities are adequate for the foreseeable future.

ITEM 3.      LEGAL PROCEEDINGS.

The description of our Bankruptcy Proceedings in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Bankruptcy Proceedings is incorporated by reference.

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

Year Ended December 31, 2015	High	Low
Fourth Quarter	$0.06	$0.00
Third Quarter	0.08	0.03
Second Quarter	0.12	0.05
First Quarter	0.17	0.09

Year Ended December 31, 2014	High	Low
Fourth Quarter	$0.22	$0.08
Third Quarter	0.39	0.11
Second Quarter	0.30	0.16
First Quarter	0.31	0.21

Stockholders

As of July 20, 2016, there were 491,365 shares of New Common Stock outstanding, held by 108 holders of record.

Dividend Policy

We have never declared or paid dividends on our common stock and do not expect to pay any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During the three months ended December 31, 2015, there were no sales of unregistered securities. For a description of securities issued in connection with our Bankruptcy Proceedings, see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Bankruptcy Proceedings.

Issuer Purchases of Equity Securities

No securities of ours were repurchased by us during 2015.

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

Background

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

Results of Operations

Years Ended December 31, 2015 and 2014:

Year Ended December 31

	2015	2014
Loss from operations	$(1,445,322)	$(752,796)

Other income (expenses):	(1,297,794)	(784,519)
Net Loss	$(2,743,116)	$(1,537,315)

Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013:

Revenue

Revenue for the year ended December 31, 2015 was $2,405,784 compared to $6,036,953 for the year ended December 31, 2014. This decrease of $3,631,169 resulted mainly from a decrease of revenue from block “green steel” jobs. Revenue recognized from block “green steel” jobs decreased by $3,406,377 for the year ended December 31, 2015 compared to the year ended December 31, 2014. Revenue from block “green steel” jobs decreased primarily due to one job in the amount of $3,259,610 being recognized during the year ended December 31, 2014, which was not recurring in nature.

Cost of Revenue and Gross Profit

Cost of revenue decreased by $2,672,276 to $1,897,862 for the year ended December 31, 2015 from $4,570,138 for the year ended December 31, 2014. The decrease in cost of revenue resulted primarily from a decrease of costs from block “green steel” costs. Costs recognized from block “green steel” jobs decreased $2,557,226 for the year ended December 31, 2015 compared to the year ended December 31, 2014. Gross profit decreased by $958,893 to $507,922 for the year ended December 31, 2015 compared to $1,466,815 for the year ended December 31, 2014. Gross profit percentage decreased to 21% for the year ended December 31, 2015 compared to 24% for the year ended December 31, 2013.

Payroll and Related Expense

Payroll and related expense for the year ended December 31, 2015 was $1,003,699 compared to $1,216,300 for the year ended December 31, 2014. Stock compensation decreased by $101,291 to $192,776 for the year ended December 31, 2014 compared to $294,067 for the year ended December 31, 2014.

Other Operating Expenses

Other operating expense for the year ended December 31, 2015 was $949,545 compared to $1,003,311 for the year ended December 31, 2014. The change results primarily from an decrease of $54,653, in marketing and business development expense for the year ended December 31, 2015 compared to the year ended December 31, 2014.

Interest Expense

Interest expense for the year ended December 31, 2015 was $1,944,487 compared to $1,066,833 for the year ended December 31, 2014. This increase of $877,654 results from a decrease of amortization of debt discount on the Company’s convertible debentures offset by a default penalty of $1,247,310 being recognized during the year ended December 31, 2015.

Other Income (Expense)

During the year ended December 31, 2015 there was other income of $646,671 recognized due to a change in fair value of financial instruments, compared to $1,386,469 in 2014. Also, during the year ended December 31, 2014 there was a loss on extinguishment of debt recognized in the amount of $1,104,179.

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

Liquidity and Capital Resources

Since SG Building’s inception in 2008, SG Building has generated losses from operations and the Company anticipates that it will continue to generate losses from operations for the foreseeable future. As of December 31, 2015 and 2014, the Company’s stockholders’ deficiency was approximately $5,880,000 and $3,330,000, respectively.  The Company’s net loss from operations for the years ended December 31, 2015 and 2014 was $2,743,116 and $1,537,315, respectively.  Net cash used in operating activities was $1,188,609 and $1,053,687 for the years ended December 31, 2015 and 2014, respectively.

Through December 31, 2015, the Company has incurred an accumulated deficiency since inception of $13,480,509.  At December 31, 2015, the Company had a cash balance of $466,997.

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

As described in the July 8-K, the Existing Debentures, the 2014 Debentures, the Bridge Debenture and each other Prepetition Loan Document (as defined in the July 8-K), were cancelled and the holders of debt thereunder received one share of the New Preferred Stock for each dollar owed by SGB thereunder. See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Bankruptcy Proceedings for additional detail regarding the conversion of debentures.

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

Off –Balance Sheet Arrangements

As of December, 2015 and 2014, the Company had no material off-balance sheet arrangements other than operating leases to which SG Building is a party.

In the ordinary course of business, SG Building enters into agreements with third parties that include indemnification provisions which, in its judgment, are normal and customary for companies in its industry sector. These agreements are typically with consultants and certain vendors. Pursuant to these agreements, SG Building generally agrees to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to actions taken or omitted by SG Building. The maximum potential amount of future payments SG Building could be required to make under these indemnification provisions is unlimited. SG Building has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, SG Building has no liabilities recorded for these provisions as of December 31, 2015.

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

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements and the notes thereto, together with the report thereon of Marcum LLP dated July__, 2016, appear beginning on page F-1 of this report.

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

As of December 31, 2015, we carried out an assessment of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.  Based on our evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2015.

As of December 31, 2015, we had identified certain matters that constituted material weaknesses in our internal controls over financial reporting, specific material weaknesses include the fact that we (i) have experienced difficulty in generating data in a form and format that facilitates the timely analysis of information needed to produce accurate financial reports, (ii) have experienced difficulty in applying complex accounting and financial reporting and disclosure rules required under GAAP and the SEC reporting regulations, and (iii) have limited segregation of duties.  We have taken certain steps in an effort to correct these material weaknesses, including hiring of a Chief Financial Officer in 2011 who has significant experience with publicly held companies.  Although this was an important step towards improving the application of complex accounting principles, the preparation of financial reports and the segregation of duties, we still believe we have not remediated our deficiencies.  Because these remediation steps have not yet been completed, we have performed additional analyses and other procedures to ensure that our consolidated financial statements contained in this Annual Report were prepared in accordance with GAAP and applicable SEC regulations.

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

ITEM 9B.      OTHER INFORMATION

 On October 15, 2015, SGB and the Subsidiaries, filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. The Debtors filed a motion with the Bankruptcy Court seeking joint administration of their Chapter 11 cases under the caption In re SG Blocks, Inc. et al., Case No. 15-12790. After filing such voluntary petitions the Debtors operated their businesses as “debtors-in-possession” under jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court until the Effective Date (as defined below). On February 29, 2016, the Debtors filed a Disclosure Statement, attaching a Plan of Reorganization, along with a motion seeking approval of the Disclosure Statement by the Bankruptcy Court. On June 30, 2016 (the Effective Date), the Plan became effective and the Debtors emerged from bankruptcy.

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

For a more detailed description of the Bankruptcy Proceedings and emergence from bankruptcy in June 2016, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Bankruptcy Proceedings.

PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information regarding the members of the Board of Directors of SG Blocks (the “Board”) and the executive officers of SG Blocks.  Our directors are elected to serve until the next annual meeting of stockholders and serve until their respective successors have been duly elected and qualified.  Additional information regarding our directors and executive officers, including their business experience for the past five years (and in some instances for prior years) and the key attributes, experience and skills that led the board of directors to conclude that each person should serve as a director is set forth below. Pursuant to the Plan, and as previously disclosed on our Current Report on Form 8-K filed with the SEC on July 7, 2016, HCI was entitled to designate three directors to serve on the Board, and designated Neal Kaufman, Sean McAvoy and Mahesh Shetty to serve on the Board. On July 1, 2016, Messrs. Kaufman, McAvoy and Shetty were elected to the Board. In addition, on July 1, 2016, Paul Galvin and Christopher Melton were re-elected to the Board and Steven Armstrong, Joseph Tacopina, J. Scott Magrane, Brian Wasserman and Jennifer Strumingher were either removed or resigned in order to effectuate the Plan. Mr. Kirkland and Mr. Bell resigned from the Board on September 28, 2015, not July 1, 2016, as previously disclosed in the July 8-K. There were no disagreements between any of the members of the Board being removed or resigning and the Company.

Current Directors and Executive Officers

Name	Age	Year First Elected Director	Position

Paul Galvin	53	2011	Chief Executive Officer and Director

Christopher Melton	44	2011	Director

Neal Kaufman	47	2016	Director

Mahesh Shetty	57	2016	Director

Sean McAvoy	52	2016	Director

Brian Wasserman	50	N/A	Chief Financial Officer

Stevan Armstrong	67	N/A	President, Chief Operating Officer

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

Christopher Melton was appointed as a director of the Company’s upon consummation of the Merger on November 4, 2011. Mr Melton is Principal and co-founder of Callegro Investments based in Austin TX. Callegro is a specialist land investor investing in the southeastern U.S. Mr. Melton has served on the board of directors of World Education and Development Fund, a non-profit organization that focuses on education for underprivileged children in Latin America, since 2008 and as a director of Bestival Ltd, a music festival on the Isle of Wight UK, since 2004. From 2000 to 2008, Mr. Melton was a Portfolio Manager for Kingdon Capital Management (“Kingdon”) in New York City where he ran an $800 million book in media, telecom and Japanese investment. Mr. Melton opened Kingdon’s office in Japan where he set up a Japanese research company. From 1997 to 2000, Mr. Melton served as a Vice President at JP Morgan Investment Management as an equity research analyst, where he helped manage $500 million in REIT funds under management. Mr. Melton was a Senior Real Estate Equity Analyst at RREEF Funds (“RREEF”) in Chicago from 1995 to 1997. RREEF is the real estate investment management business of Deutsche Bank’s Asset Management division. Mr. Melton earned a BA in Political Economy of Industrial Societies from UC Berkeley in 1995. Mr. Melton earned Certification from UCLA Anderson Director Education Program in 2014. Mr. Melton’s pertinent experience, qualifications, attributes and skills include financial literacy and expertise, managerial experience and the knowledge and experience he has attained through his services as a director of various companies and through his personal real estate investment and development activities.

Neal Kaufman was appointed as a director of the Company on July 1, 2016, following the Company’s emergence from bankruptcy on June 30, 2016. Neal is a founding member, since 2010, of Hillair Capital Management LLC. He has over fifteen years of operating experience with large and small publicly traded companies and also has significant experience supporting financing activities. Neal opened the West Coast operations for Ardour Capital Investments, LLC, an investment bank wholly focused on the clean technology sector and before that he was the Chief Executive Officer of TieTek. Neal held various senior management positions at 3Com Corporation, and also worked for the Internet arm of NBC Television. He began his career at McKinsey & Co., working in the U.S., Europe and South America. Neal has an AB in economics magna cum laude from Harvard College, a MA from Stanford University and a MBA from Harvard Business School where he was a Baker Scholar. Mr. Kaufman’s pertinent experience, qualifications, attributes, and skills include expertise in finance, strategy, and operations.

Mahesh Shetty was appointed as a director of the Company on July 1, 2016, following the Company’s emergence from bankruptcy on June 30, 2016.  From 2008 to 2015, Mahesh served as the Partner, Chief Operating Officer and Chief Financial Officer at Encore Enterprises, a private equity real estate firm with over $750 million in assets. He had management oversight and responsibility for all of Encore’s finance, risk management, HR, and technology. Mahesh began his career at PricewaterhouseCoopers, LLP and has served in executive finance and operational leadership roles with Fortune 500 and mid-size private and public companies in the manufacturing, technology and service industries. Prior to joining Encore, Mahesh was the CFO of North American Technologies Group, Inc., a NASDAQ- listed manufacturing company focused on the transportation industry. He earned a bachelor’s degree majoring in banking, economics and accounting and a French minor from Osmania University, India, and received his MBA (summa cum laude) from the University of Texas at Dallas.  He is a Certified Public Accountant, a Certified Information Technology Professional, a Chartered Global Management Accountant (CGMA) and a Chartered Accountant (FCA). Mahesh serves on the Board and is the Treasurer of Mothers Against Drunk Driving and is a member of the Executive Education Advisory Council of the School of Management at The University of Texas at Dallas. He serves on the Dallas CPA Society’s Education Day Planning Committee and as Chairman of the US India Chamber of Commerce. He also serves on the Board of Advisors for Hangar Ventures and on the Board of EZlytix, a private cloud based business intelligence software company.  Mahesh’s pertinent experience, qualifications, attributes and skills include expertise in finance, strategy, technology and operations.

Sean McAvoy was appointed as a director of the Company on July 1, 2016, following the Company’s emergence from bankruptcy on June 30, 2016. Sean is a founding member, since 2010, of Hillair Capital Management LLC and its affiliated funds. He has over twenty years of experience in structuring and negotiating transactions primarily in the public markets. Between 1996 and 2008, Sean was a member of the mergers and acquisitions, private equity and corporate finance practices at Jones Day, an international law firm, where he served as a founding partner of the firm’s Silicon Valley office from 2002 to 2008. At Jones Day, Sean represented public companies and their boards of directors, as well as financial sponsors, in domestic and cross-border mergers and acquisitions, auctioned dispositions, unsolicited and negotiated tender offers, leveraged buyouts, including going-private transactions, and leveraged recapitalizations. Sean also counseled boards of directors and senior management regarding corporate governance, fiduciary duty and takeover preparedness as well as disclosure obligations.Prior to his corporate legal career, Sean served as a Legislative Aide to Senator William S. Cohen and as a Professional Staff Member of the United States Senate Governmental Affairs Committee. Sean also served as a Special Counsel and senior staff member on Senator John McCain’s 2008 presidential campaign. Currently, Sean serves on the board of The Orvis Company, Inc., a specialty retailer and sporting goods company and on the board of The Pacific Research Institute, a California-based free-market think tank. Sean is an honors graduate of Williams College and earned advanced degrees at the London School of Economics and Political Science, where he was an AFLSE Scholar, and Georgetown University Law School, where he was a member of the Georgetown Journal of International Law. Mr. McAvoy’s pertinent experience, qualifications, attributes and skills include expertise in finance, strategy and corporate law.

Executive Officers

Brian Wasserman, CPA, has served as the Chief Financial Officer of the Company since consummation of the Merger on November 4, 2011, pursuant to a consulting agreement, dated November 7, 2011 between the Company, BAW Holdings Corp. (“BAW”) and Mr. Wasserman (the “Wasserman Agreement”).  Mr. Wasserman served as a director of the Company from May 23, 2012, until July 1, 2016. Although Mr. Wasserman will not devote all his professional time to serving as the Chief Financial Officer of the Company, he will devote as much time as is necessary to fully and professionally perform his duties as the Company’s Chief Financial Officer.  Mr. Wasserman served as the Chief Financial Officer of SG Building pursuant to the Wasserman Agreement since June 2011. Mr. Wasserman served as Chief Executive Officer of ContinuityX Solutions, Inc. from August 16, 2012 to February 7, 2013. Mr. Wasserman has been a Partner and a Director of Forensic Services at Janover, LLC, a public accounting firm since January 2010 and the Chief Executive Officer of BAW, a financial consulting business, since September 2005. Mr. Wasserman was a founder, the Chief Financial Officer and Treasurer of Newtek Business Services, Inc. (“Newtek” — NASDAQ Symbol “NEWT”) from September 1997 through July 2005. Newtek is a direct distributor of a wide range of business services and financial products to the small- and medium-sized business market under the Newtek brand. Newtek serves as a “one-stop-shop” provider of business services to the small- and medium-sized business market. From 1992 thru 1997, Mr. Wasserman was the Chief Financial Officer for a Wall Street investment banking firm, the General Partner of various investment limited partnerships and the Treasurer of Engex, Inc., a publicly traded closed end mutual fund. Mr. Wasserman is a licensed New York State Certified Public Accountant and holds a BS in Accounting from Lehigh University. From 1987 thru 1992, Mr. Wasserman worked for Coopers & Lybrand (now PricewatershouseCoopers) and earned the title of Manager. Mr. Wasserman’s pertinent experience, qualifications, attributes and skills include financial literacy expertise, managerial experience, as well as corporate finance and accounting expertise.

Stevan Armstrong was appointed as the Company’s President and Chief Operating Officer upon consummation of the Merger on November 4, 2011.  Mr. Armstrong served as a director of the Company from November 4, 2011, until July 1, 2016. Mr. Armstrong served as the President and Chief Operating Officer of SG Building since April 2009 and as a director of SG Building and its predecessor entity since January 2007.  Mr. Armstrong is a founder of SG LLC.  Prior to joining SG Building, he was a minority partner (owner) and Chief Construction Officer for Stratford Companies, a large Senior Housing development group, from 2003 until fully phasing out in March 2010, where he had complete responsibility for all engineering, design construction and commissioning of over $250,000,000 of facilities over a three year period. Prior to that, he was Executive Vice President for Operations of Hospital Affiliates Development Corp., a proprietary health care company specializing in the development of healthcare and senior care projects both domestically and internationally. Mr. Armstrong managed the design and construction of healthcare and elderly care housing projects in 40 states and 16 foreign countries with overall responsibility for operations. His background includes structural design engineering for large-scale healthcare projects, project scheduling and management of developmental of construction budgets. He spent much of his early career working on site as a field engineer and construction specialist. Mr. Armstrong served 30 years on active and reserve duty as a Civil Engineering Corps Officer for the United States Navy, retiring as Assistant Chief of Staff for Operations for the Atlantic Seabees (Navy Construction Battalions) both Active and Reserve based out of Norfolk Virginia with 8000 engineering and construction troops reporting to headquarters. Mr. Armstrong was responsible for their operations both in the United States and worldwide. Mr. Armstrong holds a Bachelor of Architectural Engineering from Penn State University and an M.S. in Engineering from George Washington University.  Mr. Armstrong brings extensive design, construction experience and engineering expertise to SG Building and his pertinent experience, qualifications, attributes and skills include real estate and development expertise.

Family Relationships

There are no family relationships among the Company’s existing or incoming directors or officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC.  Based solely on a review of Forms 3, 4 and 5 and amendments thereto furnished to the Company, the Company believes that during the fiscal year ended December 31, 2015, its directors and officers have complied with all Section 16(a) filing requirements.

Code of Ethics

We have adopted a Code of Ethics that applies to our employees, our President and Chief Executive Officer and our Vice President and Chief Financial Officer.  We will provide, without charge, a copy of the Code of Ethics on the written request of any person addressed to our Chief Financial Officer at SG Blocks, Inc., 912 Bluff Road, Brentwood, TN 37027.

Audit Committee

The Company has a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee has adopted a written charter, which is available, without charge, upon written request to our Chief Administrative Officer at SG Blocks, Inc., 912 Bluff Road, Brentwood, TN 37027. The adequacy of the charter has been reviewed and assessed by the Audit Committee on an annual basis. The members of the Audit Committee during 2015 were J. Scott Magrane, Christopher Melton and J. Bryant Kirkland III. Mr. Kirkland served on the Audit Committee until his resignation from the Board on September 28, 2015, and Mr. Magrane served on the Audit Committee until his resignation from the Board on July 1, 2016, following the Company’s emergence from bankruptcy on June 30, 2016. Mr. Kirkland served as the audit committee financial expert of the Audit Committee. The Company has not identified a new audit committee financial expert to replace Mr. Kirkland or another Board member to replace Mr. Magrane. Mr. Melton is currently the sole member of the Audit Committee.

Because we are not a “listed company” under the rules of the SEC, we are not required to comply with the director independence requirements of any securities exchange, and we therefore utilize the definition of “independent” set forth in Rule 10A-3 of the Exchange Act. We believe that Mr. Melton is independent under the criteria for being “independent” set forth under Rule 10A-3 of the Exchange Act.

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

Compensation Committee

The Compensation Committee reviews compensation arrangements and personnel matters. The Compensation Committee has adopted a written charter, which is available, without charge, upon written request to our Chief Administrative Officer at SG Blocks, Inc., 912 Bluff Road, Brentwood, TN 37027. The members of the Compensation Committee during 2015 were Messrs. Kirkland, Magrane and Melton. Mr. Kirkland served on the Compensation Committee until his resignation from the Board on September 28, 2015, and Mr. Magrane served on the Compensation Committee until his resignation from the Board on July 1, 2016, following the Company’s emergence from bankruptcy on June 30, 2016. As of July 1, 2016, Sean McAvoy and Neal Kaufman were appointed as members of the Compensation Committee. Mr. Melton is the only member of the Compensation Committee that meets the criteria for being “independent” set forth under Rule 10A-3 of the Exchange Act.

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

Summary Compensation Table

The following table sets forth all compensation awarded to, paid to or earned by the following executive officers, for each of the Company and SG Building, for the fiscal year ended December 31, 2015 and 2014: (i) individuals who served as, or acted in the capacity of, the principal executive officers of the Company and SG Building for the fiscal year ended December 31, 2015; (ii) the  two most highly compensated executive officers of the Company and SG Building, other than the principal executive officer, who were serving as executive officers at the end of the fiscal year ended December 31, 2015. No disclosure is made for any executive officer, other than the Principal Executive Officer, whose total compensation did not exceed $100,000.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)		All Other Compensation ($)		Total ($)

Paul M. Galvin	2015	216,333	—	—		—		216,333
Chief Executive Officer (1)	2014	254,292	—	238,000	(1(a))	—		492,292

Stevan Armstrong President and Chief	2015	102,167	—	—		—		102,167
Operating Officer(2)	2014	97,000	—	2,000	(2(a))	—		99,000

Brian Wasserman	2015	—	—	—		177,287	(4(a))	177,287
Chief Financial Officer	2014	—	—	119,000	(3(a))	201,050	(4(b))	320,050

(1)	(a) On July 30, 2014, an option to purchase 2,000,000 shares of the Company’s common stock were granted to Mr. Galvin. The amounts shown represent the aggregate grant date fair value of stock options granted to Mr. Galvin during 2014, as determined in accordance with ASC Topic 718.

(2)	(a) On November 21, 2014, an option to purchase 50,000 shares of the Company’s common stock were granted to Mr. Armstrong as part of compensation for serving on the Company’s Board of Directors. The amounts shown represent the aggregate grant date fair value of stock options granted to Mr. Galvin during 2014, as determined in accordance with ASC Topic 718.

(3)	(a) On July 30, 2014, an option to purchase 1,000,000 shares of the Company’s common stock were granted to Mr. Wasserman. The amounts shown represent the aggregate grant date fair value of stock options granted to Mr. Wasserman during 2014, as determined in accordance with ASC Topic 718.

(4)

(a) Amount reflects payments of $97,737 to BAW Holdings Corp. (BAW) pursuant to the Wasserman Agreement (Mr. Wasserman is the Chief Executive Officer of BAW, a financial consulting business), and payments of $79,550 to Janover, LLC, a public accounting firm that provides various services to the Company. Mr. Wasserman is a Partner and a Director of Forensic Services at Janover, LLC.

(b) Amount reflects payments of $108,000 to BAW Holdings Corp. (BAW) pursuant to the Wasserman Agreement (Mr. Wasserman is the Chief Executive Officer of BAW, a financial consulting business), and payments of $93,050 to Janover, LLC, a public accounting firm that provides various services to the Company. Mr. Wasserman is a Partner and a Director of Forensic Services at Janover, LLC.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

Prior to their expiration in October 2013, we were, through our principal operating subsidiary, SG Building, party to employment agreements with Paul Galvin, our Chief Executive Officer, Stevan Armstrong, our President and Chief Operating Officer and Jennifer Strumingher, our former Chief Administrative Officer, each dated October 26, 2010 (the “SGB Employment Agreements”). Mr. Galvin’s agreement was for a term of three (3) years with a base salary of $240,000 per year. Mr. Armstrong’s agreement was for a term of three (3) years with a base salary of $150,000 per year. Ms. Strumingher’s agreement was for a term of three (3) years with a base salary of $100,000 per year. In addition, each of the officers were entitled to receive a discretionary bonus as determined by our Board of Directors. All of the SGB Employment Agreements expired in accordance with their terms and the Company is in the process of negotiating new agreements with Mr. Galvin and Mr. Armstrong.

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

On April 14, 2014, the Compensation Committee approved and set cash compensation for BAW at $10,000 per month for fiscal 2014 and $12,000 per month for fiscal 2015. On April 14, 2014, the Compensation Committee also approved certain stock option grants that were subject to approval by the Company’s Stockholders of the 2014 Plan, which the Company’s Stockholders approved on July 15, 2014.

As of October 15, 2015, and through the filing of the Company’s Form 10-K for the 2015 fiscal year, BAW has been paid $8,333 per month. As of the filing date of the Company’s Form 10-K for the 2015 fiscal year, the Wasserman Agreement was terminated.

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

No stock options were granted during the year ending December 31, 2015. In accordance with the Plan, all former stock options were cancelled.

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

In accordance with the Plan, all former stock options were cancelled.

Compensation of Directors

Director Compensation Table

The table below summarizes the compensation paid by us to directors for the fiscal year ended December 31, 2015.

Name	Option Awards $ (1)	Fees Earned or Paid in Cash ($)	Total ($)

J. Bryant Kirkland III**	—	—	—
J. Scott Magrane+	—	—	—
Christopher Melton	—	—	—
Joseph Tacopina+	—	—	—
Marc Bell**	—	—	—
Frank Casano*	—	—	—
Paul M. Galvin				(1)
Stevan Armstrong+				(1)
Brian Wasserman+				(1)
Jennifer Strumingher+	—	—	—

* Mr. Casano resigned as a member of the Board of Directors of the Company effective March 27, 2015.

** Mr. Kirkland and Mr. Bell resigned as a member of the Board of Directors of the Company effective September 28, 2015.

+ Resigned as a member of the Board of Directors of the Company effective July 1, 2016.

(1)	The compensation arrangements for Galvin, Armstrong and Wasserman are disclosed in the Summary Compensation Table.

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

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number of shares of common stock beneficially owned as of July 20, 2016 by (i) those persons or groups known to beneficially own more than 5% of Company common stock, (ii) each current director and executive officer of the Company and (iii) all executive officers and directors as a group. The information is determined in accordance with Rule 13d-3 promulgated under the Exchange Act. Except as indicated below, the stockholders listed possess sole voting and investment power with respect to their shares. Except as otherwise indicated in the table below, the business address of each individual or entity is 912 Bluff Road, Brentwood, TN 37027.

Name of Beneficial Owner	Number of Shares(1)	Percent of Class(2)

5% or Greater Stockholders

Tag Partners, LLC (4)	30,432	6.2%
SMA Development Group, LLC (5)	36,476	7.4%
Hillair Capital Investments LP (7)	5,377,875	92%

Directors and Named Executive Officers

Paul Galvin(3)(4)	30,432	6.2%
Christopher Melton(3)(6)	4,063	1%
Neal Kaufman (3)	-	-
Mahesh Shetty (3)	-	-
Sean McAvoy (3) (7)	5,377,875	92%
Stevan Armstrong(3)(5)	36,476	7.4%
All executive officers and directors as a group (6 persons)	5,448,826	93.2%

* Less than 1%.

(1)	Unless otherwise indicated, includes shares owned by a spouse, minor children and relatives sharing the same home, as well as entities owned or controlled by the named person. Also includes options, warrants and rights to acquire shares of common stock within sixty (60) days. Unless otherwise noted, shares are owned of record and beneficially by the named person.

(2)	Based on 491,365 shares of common stock outstanding on July 20, 2016

(3)	Paul Galvin and Christopher Melton were appointed as directors of the Company on November 4, 2011. Additionally, Mr. Galvin was appointed as Chief Executive Officer, Mr. Armstrong was appointed as President and Chief Operating Officer. Messrs Kaufman, Shetty and McAvoy were appointed as directors of the Company effective July 1, 2016.

(4)	Includes 30,432 shares held by Tag Partners, LLC (“TAG”), an investment partnership formed for the purpose of investing in SG Building (other partners include employees of SG Building). Paul Galvin and Joseph Tacopina are managing members of, and have a controlling interest in, TAG. Each of Messrs. Galvin and Tacopina may be deemed to beneficially own the shares of common stock owned by TAG. Each of Messrs. Galvin and Tacopina specifically disclaims beneficial ownership of the shares of common stock held by TAG, except to the extent of each of their pecuniary interest therein, and this shall not be deemed to be an admission that Messrs. Galvin and Tacopina are the beneficial owner of such shares of common stock. Mr. Tacopina resigned as a member of the Board of Directors of the Company effective July 1, 2016.

(5)	Includes 36,376 shares held by SMA Development Group, LLC, an entity controlled by Mr. Armstrong. Mr. Armstrong specifically disclaims beneficial ownership of the shares of common stock held by SMA Development Group, LLC, except to the extent of his pecuniary interest therein, and this shall not be deemed to be an admission that Mr. Armstrong is the beneficial owner of such shares of common stock. The business address for SMA Development Group, LLC is 912 Bluff Road - Brentwood, TN 37027.

(6)	Does not include shares held by TAG. Mr. Melton has a membership interest in TAG. Mr. Melton specifically disclaims beneficial ownership of the shares of common stock held by TAG, except to the extent of his pecuniary interest therein, and this shall not be deemed to be an admission that Mr. Melton is a beneficial owner of such shares of common stock.

(7)

Based upon a Schedule 13D (the “2016 Schedule 13D”) filed jointly on July 18, 2016, with the SEC by HCI (Hillair Capital Investments LP), HCM (Hillair Capital Management LLC) and Sean McAvoy. In the 2016 Schedule 13D, HCI, HCM and Mr. McAvoy (collectively the “13D Reporting Persons”) disclosed that they beneficially own: (i) 3,352,440 shares of common stock issuable upon conversion of the Company’s Series A Convertible Preferred Stock beneficially owned by the 13D Reporting Persons issued on June 30, 2016, (ii) 25,415 shares of common stock beneficially owned by the 13 Reporting Persons, and (iii) 2,000,000 shares of common stock issuable upon conversion of the Company’s Original Issue Discount Senior Convertible Debenture issued on June 30, 2016 and beneficially owned by the 13D Reporting Persons, for an aggregate of 5,377,855 shares of common stock. HCI, HCM, and Mr. McAvoy each beneficially own 5,377,855 shares of common stock, representing approximately 92.02% of the Company’s outstanding shares of common stock. HCM and McAvoy do not directly own any shares, but each indirectly owns 5,377,855 shares of common stock. HCM indirectly owns 5,377,855 shares because it serves as the investment manager of HCI, which directly holds 5,377,855 shares. Mr. McAvoy indirectly owns 5,377,855 shares in his capacity as manager of HCM.

On June 30, 2016, the 13D Reporting Persons acquired (i) the 2,000,000 shares through the purchase of Original Issue Discount Senior Convertible Debentures with a principal amount of $2,500,000, convertible into 2,000,000 shares in a private placement and (ii) 3,352,440 shares through the purchase of Series A Convertible Preferred Stock convertible into 3,352,440 shares in a private placement.

The address for HCI is: c/o Hillair Capital Management LLC, 330 Primrose Road, Suite 660, Burlingame, CA 94010.

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

As of December 31, 2015, there were 3,928 shares of common stock remaining available for future issuance under the 2011 Plan, 1,600,000 shares of common stock available for future issuance under the 2013 Stock Plan, 6,792,500 shares of common stock available for future issuance under the 2014 Plan, and 66,071 shares available for future issuances under the 2012 Board Equity Authorization.

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

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

An affiliated accounting firm of the Company’s Chief Financial Officer provides accounting and consulting services to the Company. The Company recognized General and Administrative expenses in the amount of $72,250 and $74,300 for the years ended December 31, 2015 and 2014, respectively. As of December 31, 2015 and 2014, $0 and $7,300 of such expenses are included in related party accounts payable and accrued expenses on the accompanying consolidated balance sheet, respectively.

ConGlobal Industries, Inc. is a minority stockholder of the Company and provides containers and labor on domestic projects. The Company recognized Cost of Goods Sold of $943,594 and $1,140,315, for services ConGlobal Industries, Inc. rendered during the years ended December, 31, 2015 and 2014, respectively. As of December 31, 2015 and 2014, $317,468 and $92,792, respectively, of such expenses are included in related party accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

The Lawrence Group is a minority stockholder of the Company and is a building design, development and project delivery firm. The Company recognized Cost of Goods Sold of $4,760, for services The Lawrence Group rendered during the year ended December 31, 2014. For the years ended December 31, 2015 and 2014, $32,389 and $32,389, respectively, of pre-project expenses were included in related party accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet.

Transactions with Vector

On March 26, 2009, the Company entered into a $50,000 revolving credit promissory note (the “Revolver”) with Vector Group Ltd. (“Vector”), a principal stockholder of the Company. On January 26, 2011, the Company and Vector entered into an amendment to the Revolver increasing the amount that the Company may borrow from $50,000 to $100,000. The loan bears interest at 11% per annum and was due on December 31, 2013. During January 2014, the Revolver was extended from December 31, 2013 to June 30, 2015. The Revolver is currently in default but the Company has obtained waivers from the Convertible Debenture holders in regards to a cross default provision outlined in the underlying agreements. As of December 31, 2015 and 2014, the balance due to Vector amounted to $73,500. As of December 31, 2015 and 2014, accrued interest related to the Revolver amounted to $43,301 and $36,833, respectively. In accordance with the Plan, Vector will be paid $100,000 for the outstanding amounts due to them.

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

For transactions related to the Bankruptcy Proceedings, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Bankruptcy Proceedings.

Transactions with Hillair Capital Investments L.P.

Incorporated by reference herein are disclosures related to transactions with HCI (Hillair Capital Investments L.P.) set forth in (i) Note 10 and Note 15 to the Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K and (ii) Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Bankruptcy Proceedings.

Director Independence and Board Committees

As we are not a “listed company” under SEC rules, we are not required to comply with the director independence requirements of any securities exchange, we currently utilize the definition of “independent” set forth in Rule 10A-3 of the Exchange Act. We believe that Mr. Melton is independent under Rule 10A-3 of the Exchange Act.

We currently have an Audit Committee consisting of Mr. Melton who is an independent director. Mr. Kirkland served on the Audit Committee until his resignation from the Board on September 28, 2015, and Mr. Magrane served on the Audit Committee until his resignation from the Board on July 1, 2016, following the Company’s emergence from bankruptcy on June 30, 2016. The Company has not identified new members for the Audit Committee to replace Mr. Kirkland (who was the Audit Committee financial expert) or Mr. Magrane. We also have a Compensation Committee, consisting of Messrs. Melton, McAvoy and Kaufman, which is responsible for reviewing and approving all stock option grants. Mr. Kirkland served on the Compensation Committee until his resignation from the Board on September 28, 2015, and Mr. Magrane served on the Compensation Committee until his resignation from the Board on July 1, 2016, following the Company’s emergence from bankruptcy on June 30, 2016. Messrs. McAvoy and Kaufman were appointed as members of the Compensation Committee as of July 1, 2016. The Board of Directors does not have a nominating committee because the Board of Directors does not believe that a defined policy with regard to the consideration of candidates recommended by stockholders is necessary at this time. Given the scope of our operations, the Board of Directors believes a specific nominating policy would be premature and of little assistance until our business operations are at a more advanced level. Currently, the entire Board of Directors decides on director nominees, on the recommendation of any member of the Board of Directors, followed by a review by the Board of Directors of the candidates’ resumes and interviews of candidates. The committees of the Board of Directors are described in greater detail above in Part III, Item 10 - Directors, Executive Officers and Corporate Governance.

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

Audit Fees. The aggregate fees billed by Marcum LLP for professional services rendered were $152,000 and $165,000 for the audits of the Company’s annual financial statements for the fiscal years ended December 31, 2015 and 2014, respectively, which services included the cost of the reviews of the consolidated financial statements for the fiscal years ended December 31, 2015 and 2014, and other periodic reports for each respective year.

Audit-Related Fees. The aggregate fees billed by Marcum LLP for professional services categorized as Audit-Related Fees rendered was $0 and $0 for the years ended December 31, 2015 and 2014, respectively.

Tax Fees. There were no fees billed by Marcum LLP during the last two fiscal years for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees. Other than the services described above, the aggregate fees billed for services rendered by Marcum LLP were $0, for each of the fiscal years ended December 31, 2015 and 2014.

ITEM 15.      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)     INDEX TO 2015 CONSOLIDATED FINANCIAL STATEMENTS:

Our financial statements and the notes thereto, together with the report thereon of Marcum LLP dated July 21, 2016, appear beginning on page F-1 of this Annual Report. See Index at page F-1 to Consolidated Financial Statements included in Part IV of this Annual Report.

(a)(3)     EXHIBITS

The information required by this Item is listed in the Exhibit Index of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SG BLOCKS, INC.

(Company)

By:	/s/ Paul M. Galvin	Date: July 21, 2016
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

Signature	Title	Date

/s/ Paul M. Galvin	Chief Executive Officer and Chairman of the	July 21, 2016
Paul M. Galvin	Board (Principal Executive Officer)

/s/ Brian Wasserman	Chief Financial Officer (Principal Financial	July 21, 2016
Brian Wasserman	Officer and Principal Accounting Officer)

/s/ Mahesh Shetty	Director	July 21, 2016
Mahesh Shetty

/s/ Christopher Melton	Director	July 21, 2016
Christopher Melton

/s/ Neal Kaufman	Director	July 21, 2016
Neal Kaufman

/s/ Sean McAvoy	Director	July 21, 2016
Sean McAvoy

INDEX TO EXHIBITS

The exhibit number, description and sequential page number in the original copy of this document where exhibits can be found as follows:

ITEM 16. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description of Exhibits
2.1	Merger Agreement and Plan of Reorganization, dated July 27, 2011, by and among CDSI Holdings Inc., CDSI Merger Sub, Inc., SG Blocks, Inc. and Certain Stockholders of SG Blocks, Inc. Incorporated herein by reference to Exhibit 2.01 to the Current Report on Form 8-K as filed by SG Blocks, Inc. (fka CDSI Holdings Inc.) with the Securities and Exchange Commission on August 2, 2011.
2.2	Order Confirming Debtors’ Amended Plan of Reorganization Under Chapter 11 of the Bankruptcy Code. Incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on July 7, 2016.
2.3	Disclosure Statement for Joint Chapter 11 Plan of Reorganization for SG Blocks, Inc., SG Building Blocks, Inc. and Endaxi Infrastructure Group, Inc. Incorporated herein by reference to Exhibit 2.2 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on July 7, 2016.
2.4	Order of the Bankruptcy Court for the Southern District of New York approving the Disclosure Statement and setting Plan of Reorganization confirmation deadlines. Incorporated herein by reference to Exhibit 2.3 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on July 7, 2016.
3.1	Amended and Restated Certificate of Incorporation of SG Blocks, Inc. Incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on July 7, 2016.
3.2	Certificate of Designations of Convertible Preferred Stock for SG Blocks, Inc. Incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on July 7, 2016.
3.3	Amended and Restated Bylaws of SG Blocks, Inc. (fka CDSI Holdings Inc.). Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form SB-2A filed on May 9, 2009.
4.1	Revolving Credit Promissory Note, dated as of March 26, 2009, by and between Vector Group Ltd., Lender, and CDSI Holdings Inc., as borrower. Incorporated herein by reference to Exhibit 4.1 to the Annual Report on Form 10-K for the year ended December 31, 2008.
4.2	Amendment, dated as of January 26, 2011, to the Revolving Credit Promissory Note between Vector Group Ltd., Lender, and CDSI Holdings Inc., as borrower. (4) Incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K as filed by SG Blocks, Inc. (fka CDSI Holdings Inc.) on January 27, 2011.

4.3	Warrant issued by SG Blocks, Inc. to Ladenburg Thalmann & Co. Inc. on November 4, 2011. Incorporated herein by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-k for the fiscal year ended December 31, 2011.
4.4	Warrant issued by SG Blocks, Inc. to Ladenburg Thalmann & Co. Inc. on March 28, 2012. Incorporated herein by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-k for the fiscal year ended December 31, 2011.
4.5	8% Original Issue Discount Secured Convertible Debentures issued to Hillair Capital Investments, L.P. Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed January 3, 2013.
4.6	Common Stock Purchase Warrant, dated December 27, 2012, granted to Hillair Capital Investments, L.P. Incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed January 3, 2013.
4.7	Form of Original Issue Discount Secured Convertible Debentures issued to additional investors. Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed January 14, 2013.
4.8	Form of Common Stock Purchase Warrants issued to additional investors. Incorporated herein by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K, filed January 14, 2013.
4.9	Form of Original Issue Discount Secured Convertible Debentures issued to additional investors. Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed April 30, 2013.
4.10	Form of Common Stock Purchase Warrants issued to additional investors. Incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed April 30, 2013.
4.11	Form of Original Issue Discount Senior Secured Convertible Debentures Due April 1, 2016, issued to investors pursuant to the Exchange Agreement, dated April 10, 2014, between the Company and such investors. Incorporated herein by reference to Exhibit 4.11 to the Annual Report on Form 10-K filed with the SEC on April 15, 2014, as amended.
4.12	Form of Common Stock Purchase Warrants issued to investors pursuant to the Exchange Agreement, dated April 10, 2014, between the Company and such investors. Incorporated herein by reference to Exhibit 4.12 to the Annual Report on Form 10-K filed with the SEC on April 15, 2014, as amended.
4.13	Form of Original Issue Discount Senior Secured Convertible Debentures issued to investors pursuant to the Securities Purchase Agreement, dated April 10, 2014, between the Company and such investors. Incorporated herein by reference to Exhibit 4.13 to the Annual Report on Form 10-K filed with the SEC on April 15, 2014, as amended.
4.14	Form of Common Stock Purchase Warrants issued to investors pursuant to the Securities Purchase Agreement, dated April 10, 2014, between the Company and such investors. Incorporated herein by reference to Exhibit 4.14 to the Annual Report on Form 10-K filed with the SEC on April 15, 2014, as amended.
4.15	Debtor in Possession Credit Agreement, dated as of October 15, 2015, by and between SG Blocks, Inc., SG Building Blocks, Inc. and Endaxi Infrastructure Group, Inc., as borrowers, and Hillair Capital Investments L.P. Incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on July 7, 2016.
4.16	Senior Security Agreement, dated as of October 15, 2015, by and between the Company, SG Building Blocks, Inc. and Endaxi Infrastructure Group, Inc., as borrowers, and Hillair Capital Management LLC. Incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on July 7, 2016.
4.17	12% Original Issue Discount Senior Secured Convertible Debenture, dated as of June 30, 2016, by and between Hillair Capital Investments, L.P. and SG Blocks, Inc. Incorporated herein by reference to Exhibit 4.3 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on July 7, 2016.
4.18	Securities Purchase Agreement, dated as of June 30, 2016, by and between SG Blocks, Inc. and the purchaser identified on the signature page thereto. Incorporated herein by reference to Exhibit 4.4 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on July 7, 2016.
4.19	Form of Subsidiary Guaranty, dated as of June 30, 2016, by SG Building Blocks, Inc. and Endaxi Infrastructure Group, Inc. Incorporated herein by reference to Exhibit 4.5 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on July 7, 2016.

10.1*	2011 Incentive Stock Plan, incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K as filed by SG Blocks, Inc. (fka CDSI Holdings Inc.) with the Securities and Exchange Commission on August 2, 2011.
10.2	Form of Company Indemnification Agreement dated, November 7, 2011, between SG Blocks, Inc. and each of Paul Galvin, Joseph Tacopina, Stevan Armstrong, J. Scott Magrane, Christopher Melton, J. Bryant Kirkland III, Richard J. Lampen, Jennifer Strumingher, and Brian Wasserman. Incorporated herein by reference to Exhibit 10.02 to the Current Report on Form 8-K as filed by SG Blocks, Inc. (fka CDSI Holdings Inc.) on November 10, 2011.
10.3*	Employment Agreement, dated October 26, 2010, between Paul Galvin and SG Building Blocks, Inc. (fka SG Blocks, Inc.). Incorporated herein by reference to Exhibit 10.03 to the Current Report on Form 8-K as filed by SG Blocks, Inc. (fka CDSI Holdings Inc.) on November 10, 2011.
10.4*	Employment Agreement, dated October 26, 2010, between Stevan Armstrong and SG Building Blocks, Inc. (fka SG Blocks, Inc.). Incorporated herein by reference to Exhibit 10.04 to the Current Report on Form 8-K as filed by SG Blocks, Inc. (fka CDSI Holdings Inc.) on November 10, 2011.

10.5*	Employment Agreement, dated October 26, 2010, between Jennifer Strumingher and SG Building Blocks, Inc. (fka SG Blocks, Inc.). Incorporated herein by reference to Exhibit 10.05 to the Current Report on Form 8-K as filed by SG Blocks, Inc. (fka CDSI Holdings Inc.) on November 10, 2011.
10.6*	Consulting Agreement, dated November 7, 2011 between SG Blocks, Inc., BAW Holdings Corp. and Brian Wasserman. Incorporated herein by reference to Exhibit 10.06 to the Current Report on Form 8-K/A as filed by SG Blocks, Inc. (fka CDSI Holdings Inc.) on December 20, 2011.
10.7*	Form Option Grant Letter for Employees, entered into between SG Blocks, Inc. and each of Paul Galvin, Stevan Armstrong and Jennifer Strumingher.
10.8*	Form Option Grant Letter for Non-Employee Directors and Consultants, entered into between SG Blocks, Inc. and each of Joseph Tacopina, J. Scott Magrane, Christopher Melton, J. Bryant Kirkland III, Richard J. Lampen, and Brian Wasserman.
10.9**	Collaboration and Supply Agreement, dated July 23, 2007, between SGBlocks, LLC (now known as SG Building, Inc.) and ConGlobal Industries, Inc. Incorporated herein by reference to Exhibit 10.7 to the Current Report on Form 8-K/A as filed by SG Blocks, Inc. (fka CDSI Holdings Inc.) on January 13, 2012.
10.10	Form of Subscription/Registration Rights Agreement between the Company and each of J. Bryant Kirkland III, effective as of May 24, 2012; and Christopher Melton and Brian A. Wasserman, effective as of March 27, 2012. Incorporated herein by reference to Exhibit 10.7 to the Current Report on Form 8-K/A as filed by SG Blocks, Inc. (fka CDSI Holdings Inc.) on May 31, 2012.
10.11	Form Subsidiary Guarantee, dated December 27, 2012. Incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed January 3, 2013.
10.12	Form Security Agreement, dated December 27, 2012. Incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed January 3, 2013.
10.13	Form Securities Purchase Agreement, dated December 27, 2012 between the Company and Hillair Investments, L.P. Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed January 3, 2013.
10.14	Form of Addendum to Securities Purchase Agreement issued to additional investors. Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed April 30, 2013.
10.15	Form of Addendum to Security Agreement issued to additional investors. Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed April 30, 2013.
10.16	Form Securities Purchase Agreement, dated December 27, 2012 between the Company and Hillair Investments, L.P. Incorporated (as amended) herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed November 14, 2013.
10.17	Form of Securities Exchange Agreement, dated April 10, 2014, between the Company and investors party thereto. Incorporated herein by reference to Exhibit 10.16 to the Annual Report on Form 10-K filed with the SEC on April 15, 2014, as amended.
10.18	Form of Securities Purchase Agreement, dated April 10, 2014, between the Company and investors party thereto. Incorporated herein by reference to Exhibit 10.17 to the Annual Report on Form 10-K filed with the SEC on April 15, 2014, as amended.
10.19	Form of Subsidiary Guarantee, dated April 10, 2014, by SG Building Blocks, Inc. in favor of investors party to the Securities Purchase Agreement, dated April 10, 2014. Incorporated herein by reference to Exhibit 10.18 to the Annual Report on Form 10-K filed with the SEC on April 15, 2014, as amended.
10.20	Form of Security Agreement, dated April 10, 2014, between the Company and investors party thereto. Incorporated herein by reference to Exhibit 10.19 to the Annual Report on Form 10-K filed with the SEC on April 15, 2014, as amended.
10.21*	2014 Incentive Stock Plan. Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on July 18, 2014, as amended.
21.1+	List of Subsidiaries.
23.1+	Consent of Independent Registered Public Accounting Firm.
31.1+	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32+	Certification by Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101.INS+	XBRL Instance Document.
101.SCH+	XBRL Taxonomy Extension Schema Document.
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB+	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Includes compensatory plan or arrangement.

**	Filed with confidential portions omitted pursuant to request for confidential treatment. The omitted portions have been separately filed with the SEC.

+	Transmitted herewith.

SG BLOCKS, INC.

AND SUBSIDIARIES

Consolidated Financial Statements

December 31, 2015 and 2014

SG BLOCKS, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Stockholders of

SG Blocks, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of SG Blocks, Inc. and Subsidiaries (Debtor in Possession) (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, changes in stockholders’deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SG Blocks, Inc. and Subsidiaries (Debtor in Possession), as of December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s significant operating losses raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum LLP

Marcum LLP

New York, New York

July 21, 2016

SG BLOCKS, INC. AND SUBSIDIARIES

(Debtor in Possession)

Consolidated Balance Sheets

December 31,	2015	2014

Assets

Current assets:
Cash and cash equivalents	$466,997	$884,188
Short-term investment	30,003	39,399
Accounts receivable, net	86,035	165,933
Inventory	158,181	198,970
Prepaid expenses and other current assets	-	7,717
Total current assets	741,216	1,296,207

Equipment, net	7,229	10,957
Security deposit	3,900	15,900
Debt issuance costs, net	5,204	26,019

Totals	$757,549	$1,349,083

Liabilities and Stockholders' Deficiency

Current liabilities:
Accounts payable and accrued expenses	$41,163	$279,066
Accounts payable and accrued expenses – subject to compromise	120,325	-
Accrued interest, related party – subject to compromise	43,301	36,833
Accrued interest	173,147	-
Related party accounts payable and accrued expenses- subject to compromise	370,151	-
Related party accounts payable and accrued expenses	-	132,481
Related party notes payable – secured claim	73,500	73,500
Convertible debentures, net of discounts of $387,965 – secured claim	5,017,045	800,726
Billings in excess of costs and estimated earnings on uncompleted contracts	28,024	3,500
Deferred revenue	170,530	303,427
Conversion option liabilities	-	110,000
Warrant liabilities	-	536,671
Total current liabilities	6,037,186	2,276,204
Convertible debentures, net of discounts of $594,599	-	2,402,176
Debtor in possession financing	600,000	-
Total liabilities	6,637,186	4,678,380

Commitments and contingencies

Stockholders' deficiency:
Preferred stock, $0.01 par value, 5,000,000 shares authorized; 0 issued and outstanding at December 31, 2015 and 2014	-	-
Common stock, $0.01 par value, 100,000,000 shares authorized; 42,918,927 issued and outstanding at December 31, 2015 and 2014	429,189	429,189
Additional paid-in capital	7,171,683	6,978,907
Accumulated deficiency	(13,480,509)	(10,737,393)
Accumulated other comprehensive loss	-	-
Total stockholders' deficiency	(5,879,637)	(3,329,297)

Totals	$757,549	$1,349,083

The accompanying notes are an integral part of these consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES

(Debtor in Possession)

Consolidated Statements of Operations
For the Years Ended December 31,	2015	2014

Revenue:
SG Block sales	$2,320,630	$5,727,007
Engineering services	65,154	159,345
Project management	20,000	150,601
	2,405,784	6,036,953
Cost of revenue:
SG Block sales	1,832,086	4,389,312
Engineering services	48,776	94,887
Project management	17,000	85,939
	1,897,862	4,570,138

Gross profit	507,922	1,466,815

Operating expenses:
Payroll and related expenses	1,003,699	1,216,300
General and administrative expenses	790,611	793,476
Marketing and business development expense	123,852	178,505
Pre-project expenses	35,082	31,330
Total	1,953,244	2,219,611

Operating loss	(1,445,322)	(752,796)

Other income (expense):
Interest expense	(1,944,487)	(1,066,833)
Interest income	22	24
Change in fair value of financial instruments	646,671	1,386,469
Loss on extinguishment	-	(1,104,179)
Total	(1,297,794)	(784,519)

Net loss	$(2,743,116)	$(1,537,315)

Net loss per share - basic and diluted:
Basic and diluted	$(0.06)	$(0.04)

Weighted average shares outstanding:
Basic and diluted	42,918,927	42,787,865

The accompanying notes are an integral part of these consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES

(Debtor in Possession)

Consolidated Statements of Changes in Stockholders’ Deficiency
For the Years Ended December 31, 2015 and 2014

	$0.01 Par Value		Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficiency	Total

Balance - December 31, 2013	43,223,093	$432,231	$6,679,298	$(9,200,078)	$(2,088,549)

Stock-based compensation	-	-	294,067	-	294,067

Return of unvested consultant stock	(500,000)	(5,000)	(40,000)	-	(45,000)

Issuance of common stock	83,334	883	24,167	-	25,000

Exercise of common stock options	112,500	1,125	21,375	-	22,500

Net loss	-	-	-	(1,537,315)	(1,537,315)

Balance - December 31, 2014	42,918,927	429,189	6,978,907	(10,737,393)	(3,329,297)

Stock-based compensation	-	-	192,776	-	192,776

Net loss	-	-	-	(2,743,116)	(2,743,116)

Balance - December 31, 2015	42,918,927	$429,189	$7,171,683	$(13,480,509)	$(5,879,637)

The accompanying notes are an integral part of these consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES

(Debtor in Possession)

Consolidated Statements of Cash Flows
For the Years Ended December 31,	2015	2014

Cash flows from operating expenses:
Net loss	$(2,743,116)	$(1,537,315)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	3,728	3,978
Amortization of debt issuance costs	20,815	59,574
Accretion of discount on convertible debentures	416,833	718,640
Default penalty on convertible debentures	1,247,310	-
Interest income on short-term investment	(22)	(24)
Change in fair value of financial instruments	(646,671)	(1,386,469)
Stock-based compensation	192,776	294,067
Bad debts expense	-	36,099
Loss on extinguishment of debt	-	1,104,179
Return of unvested consultant stock	-	(45,000)
Changes in operating assets and liabilities:
Accounts receivable	79,898	44,487
Inventory	40,789	(164,918)
Prepaid expenses and other current assets	7,717	7,776
Accounts payable and accrued expenses	(237,903)	22,064
Accounts payable and accrued expenses – subject to compromise	120,325	-
Accrued interest, related party – subject to compromise	6,468	8,197
Accrued interest	173,147	(9,458)
Related party accounts payable and accrued expenses – subject to compromise	237,670	(112,377)
Billings in excess of costs and estimated earnings on uncompleted contracts	24,524	(20,849)
Deferred revenue	(132,897)	(76,338)
Net cash used in operating activities	(1,188,609)	(1,053,687)

Cash flows from investing activities
Short-term investment	9,418	-
Security deposit	12,000	(3,900)
Purchase of equipment	-	(3,068)
Net cash provided by (used in) investing activities	21,418	(6,968)

Cash flows from financing activities:
Expenditures on debt issuance costs	-	(40,763)
Proceeds from exercise of common stock options	-	22,500
Proceeds from issuance of convertible debentures and warrants	150,000	1,760,858
Proceeds from debtor in possession financing	600,000	-
Principal payments of convertible debentures-	-	(392,000)
Net cash provided by financing activities	750,000	1,350,595

Net increase (decrease) in cash	(417,191)	289,940

Cash and cash equivalents - beginning of year	884,188	594,248

Cash and cash equivalents - end of year	$466,997	$884,188

Supplemental disclosure of cash flow information:
Cash paid during the year/period for:
Interest	$79,914	$209,966

Supplemental disclosure of non-cash financing activities:
In connection with the issuance of convertible debentures, $40,000 was paid for accrued interest and $24,142 was paid for debt issuance costs.

Issuance of common stock for settlement of debt	$-	$25,000

The accompanying notes are an integral part of these consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES

(Debtor in Possession)

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2015 and 2014

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

Through December 31, 2015, the Company has incurred an accumulated deficiency since inception of $13,480,509. At December 31, 2015, the Company had a cash balance of $466,997.

Since the Company’s inception, it has generated revenues from SG Block sales, engineering services, and project management.

On the Effective Date, the Plan became effective and the Company emerged from bankruptcy.

SG BLOCKS, INC. AND SUBSIDIARIES

(Debtor in Possession)

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2015 and 2014

2.	Liquidity and Financial Condition (continued)

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

Prior to the Effective Date, the Company was authorized to issue 300,000,000 shares of common stock, par value $0.01 (the “Former Common Stock”) of which 42,918,927 shares were issued and outstanding as of June 29, 2016. On the Effective Date, all previously issued and outstanding shares of the Former Common Stock were deemed discharged, cancelled and extinguished, and, pursuant to the Plan, SGB issued, in the aggregate, 491,365 shares of common stock, par value $0.01 (the “New Common Stock”), to the holders of Former Common Stock, representing 7.5% of SGB’s issued and outstanding New Common Stock, after taking into account full exercise of the Management Options (as defined below) and conversion of the New Preferred Stock (as defined below) but prior to any conversion of the Exit Facility, as of the Effective Date. Further, under the Plan, upon the Effective Date certain members of the Company’s management were entitled to receive options (“Management Options”) to acquire an aggregate of 10%, or approximately 655,153 shares, of SGB’s New Common Stock, on a fully diluted basis, assuming conversion of all of the New Preferred Stock but not the Exit Facility. The Company has not yet issued the Management Options, but expects to issue them sometime in the current quarter.

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

SG BLOCKS, INC. AND SUBSIDIARIES

(Debtor in Possession)

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2015 and 2014

2.	Liquidity and Financial Condition (continued)

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

SG BLOCKS, INC. AND SUBSIDIARIES

(Debtor in Possession)

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2015 and 2014

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

SG BLOCKS, INC. AND SUBSIDIARIES

(Debtor in Possession)

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2015 and 2014

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

The Company offers a one-year warranty on completed contracts. For the year ended December 31, 2015 and 2014, the Company recognized $2,356 and $24,925, respectively, in warranty claims. The Company does not anticipate that any additional claims are likely to occur for warranties that are currently outstanding. Accordingly, no warranty reserve is considered necessary for any of the year’s presented.

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

SG BLOCKS, INC. AND SUBSIDIARIES

(Debtor in Possession)

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2015 and 2014

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

The Company had a factoring agreement which provided for the Company to receive an advance of 75% of any accounts receivable that it factors. On August 13, 2012, the factoring agreement was increased for up to $1,000,000 for credit worthy retail clients. The factoring agreement also provides for discount fees ranging from 2.5% to 7.5% of the face value of any accounts receivable factored. The factoring agreement is with recourse except in an instance which the customer is insolvent. The agreement originally expired January 2013 and was automatically extended for a one year period. The agreement will continue to automatically extend for successive periods of one year unless either party formally cancels. For the years ended December 31, 2015 and 2014 there has been no activity with regard to this agreement. Under the convertible debentures agreement as described in Note 10, the Company is precluded from any borrowing under this factoring agreement. This agreement was terminated in January 2015.

Inventory – Raw construction materials (primarily shipping containers) are valued at the lower of costs (first-in, first-out method) or market. Finished goods and work-in-process inventories are valued at the lower of costs or market, using the specific identification method. As of December 31, 2015 and 2014, work-in-process inventory amounted to $158,181 and $198,970, respectively.

SG BLOCKS, INC. AND SUBSIDIARIES

(Debtor in Possession)

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2015 and 2014

3.	Summary of Significant Accounting Policies (continued)

Equipment – Equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated lives of each asset. Estimated useful lives for significant classes of assets are as follows: computer and software 3 to 5 years and equipment 5 years. Repairs and maintenance are charged to expense when incurred.

Debt issuance costs – All debt issuances are stated at cost, net of amortization. Amortization is computed over the estimated useful life of the related assets on an approximate effective interest method. As of December 31, 2015 and 2014, all debt issuance costs are amortized over 18 months.

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

SG BLOCKS, INC. AND SUBSIDIARIES

(Debtor in Possession)

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2015 and 2014

3.	Summary of Significant Accounting Policies (continued)

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

Level 1	Quoted prices in active markets for identical assets or liabilities
Level 2	Quoted prices for similar assets and liabilities in active markets or inputs that are observable.
Level 3	Inputs that are unobservable (for example, cash flow modeling inputs based on assumptions).

Financial liabilities measured at fair value on a recurring basis are summarized below:

	December 31, 2015	Quoted prices in active market for identical assets (Level l)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Warrant Liabilities	$-	$-	$-	$-	(1)
Conversion Option Liabilities	$-	$-	$-	$-	(1)

(1)    Diminimus value at December 31, 2015.

SG BLOCKS, INC. AND SUBSIDIARIES

(Debtor in Possession)

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2015 and 2014

3.	Summary of Significant Accounting Policies (continued)

	December 31, 2014	Quoted prices in active market for identical assets (Level l)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Warrant Liabilities	$536,671	$-	$-	$536,671
Conversion Option Liabilities	$110,000	$-	$-	$110,000

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

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis:

	For the year ended December 31, 2015	For the year ended December 31, 2014
Beginning balance	$646,671	$217,611
Aggregate fair value of conversion option liabilities and warrants issued	-	1,815,529
Change in fair value related to increase in warrants issued for anti-dilutive adjustment	-	745,920
Change in fair value of conversion option liabilities and warrants	(646,671)	(2,132,389)
Ending balance	$-	$646,671

SG BLOCKS, INC. AND SUBSIDIARIES

(Debtor in Possession)

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2015 and 2014

3.	Summary of Significant Accounting Policies (continued)

The significant assumptions and valuation methods that the Company used to determine fair value and the change in fair value of the Company’s derivative financial instruments are discussed in Note 10 and 15.

The Company presented warrant and conversion option liabilities at fair value on its consolidated balance sheets, with the corresponding changes in fair value recorded in the Company’s consolidated statements of operations for the applicable reporting periods. As disclosed in Note 10 and 15, the Company computed the fair value of the warrant and conversion option liabilities at the dates of issuance and the reporting dates of December 31, 2015 and 2014 using the lattice pricing method.

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

SG BLOCKS, INC. AND SUBSIDIARIES

(Debtor in Possession)

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2015 and 2014

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

With respect to receivables, concentrations of credit risk are limited to a few customers in the construction industry. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers other than normal lien rights. At December 31, 2015 and 2014, 74% and 85%, respectively, of the Company’s accounts receivable were due from two customers, respectively.

Revenue relating to two customers, represented approximately 70% and 79% of the Company’s total revenue for the years ended December 31, 2015 and 2014, respectively.

Costs of revenue relating to one vendor, who is a related party and disclosed in Note 18, represented approximately 49% and 25% of the Company’s total cost of revenue for the years ended December 31, 2015 and 2014, respectively. Cost of revenue relating to one unrelated vendor represented approximately 27% and 61% of the Company’s total cost of revenue for the years ended December 31, 2015 and 2014, respectively. The Company believes it has access to alternative suppliers, with limited disruption to the business, should circumstances change with its existing suppliers.

SG BLOCKS, INC. AND SUBSIDIARIES

(Debtor in Possession)

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2015 and 2014

3.	Summary of Significant Accounting Policies (continued)

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

In July 2015, the FASB issued ASU No. 2015-11, Inventory: Simplifying the Measurement of Inventory. The update requires inventory not measured using either the last in, first out (LIFO) or the retail inventory method to be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable cost of completion, disposal, and transportation. The update is effective for fiscal years beginning after December 15, 2016. Early adoption is permitted for financial statements that have not been previously issued. The Company is currently evaluating the effects of ASU 2015-11 on the financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The updates principle objective is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet. ASU 2016-02 continues to retain a distinction between finance and operating leases but requires lessees to recognize a right-of-use asset representing its right to use the underlying asset for the lease term and a corresponding lease liability on the balance sheet for all leases with terms greater than twelve months. The update is effective for fiscal years beginning after December 15, 2018. Early adoption is permitted for financial statements that have not been previously issued. The Company is currently evaluating the effects of ASU 2016-02 on the financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718). The update makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation, and the financial statement presentation of excess tax benefits or deficiencies. ASU 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. The update is effective for fiscal years beginning after December 15, 2016. Early adoption is permitted for financial statements that have not been previously issued. The Company is currently evaluating the effects of ASU 2016-09 on the financial statements.

Management does not believe that these or any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES

(Debtor in Possession)

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2015 and 2014

4.	Accounts Receivable

At December 31, 2015 and 2014, the Company’s accounts receivable consisted of the following:

	2015	2014
Billed:
SG block sales	$82,200	$172,837
Engineering services	14,181	2,000
Project management	14,400	15,842
Total gross receivables	110,781	190,679
Less: allowance for doubtful accounts	(24,746)	(24,746)
Total net receivables	$86,035	$165,933

SG BLOCKS, INC. AND SUBSIDIARIES

(Debtor in Possession)

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2015 and 2014

5.	Costs and Estimated Earnings on Uncompleted Contracts

Costs and estimated earnings on uncompleted contracts consist of the following at December 31, 2015 and 2014:

	2015	2014
Costs incurred on uncompleted contracts	$18,363	$-
Provision for loss on uncompleted contracts	-	-
Estimated earnings (losses)	6,786	-
	25,149	-
Less: billings to date	(53,173)	(3,500)
	$(28,024)	$(3,500)

The above amounts are included in the accompanying consolidated balance sheets under the following captions at December 31, 2015 and 2014.

	2015	2014
Costs and estimated earnings in excess of billings on uncompleted contracts	$-	$-
Billings in excess of cost and estimated earnings on uncompleted contracts	(28,024)	(3,500)
	$(28,024)	$(3,500)

Although management believes it has established adequate procedures for estimating costs to complete on open contracts, it is at least reasonably possible that additional significant costs could occur on contracts prior to completion. The Company periodically evaluates and revises its estimates and makes adjustments when they are considered necessary.

6.	Inventory

At December 31, 2015 and 2014, the Company’s inventory consisted of the following:

	2015	2014
Contract building	$158,181	$198,970
	$158,181	$198,970

SG BLOCKS, INC. AND SUBSIDIARIES

(Debtor in Possession)

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2015 and 2014

7.	Equipment

At December 31, 2015 and 2014, the Company’s equipment consisted of the following:

	2015	2014
Computer equipment and software	$22,786	$22,786
Furniture and other equipment	2,997	2,997
	25,783	25,783
Less: accumulated depreciation	(18,553)	(14,826)
	$7,230	$10,957

Depreciation expense for the years ended December 31, 2015 and 2014 amounted to $3,728 and $3,978, respectively.

8.	Debt Issuance Costs

Debt issuance costs consisted of the following at December 31, 2015 and 2014:

	2015	2014
Financial advisor fee	$108,000	$108,000
Legal fees	56,229	56,229
Fair value of warrants issued (as disclosed in Note 15 )	11,024	11,024
	175,253	175,253
Less: accumulated amortization	(170,049)	(149,234)
	$5,204	$26,019

Amortization expense of debt issuance costs for the years ended December 31, 2015 and 2014 amounted to $20,815 and $59,574, respectively, and is included in interest expense on the accompanying consolidated statements of operations. Future estimated amortization expense of deferred loan costs for the year ending December 31, 2016 is $5,204.

9.	Related Party Notes Payable

On March 26, 2009, the Company entered into a $50,000 revolving credit promissory note (the “Revolver”) with Vector Group Ltd. (“Vector”), a principal stockholder of the Company. On January 26, 2011, the Company and Vector entered into an amendment to the Revolver increasing the amount that the Company may borrow from $50,000 to $100,000. The loan bears interest at 11% per annum and was due on December 31, 2013. During January 2014, the Revolver was extended from December 31, 2013 to June 30, 2015. The Revolver is currently in default but the Company has obtained waivers from the Convertible Debenture holders in regards to a cross default provision outlined in the underlying agreements. As of December 31, 2015 and 2014, the balance due to Vector amounted to $73,500. As of December 31, 2015 and 2014, accrued interest related to the Revolver amounted to $43,301 and $36,833, respectively, and is included in accrued interest, related party on the accompanying consolidated balance sheets. Due to the Company filing a voluntary petition for relief under Chapter 11 of Title 11 of the Bankruptcy Court, interest stopped accruing on October 15, 2015. Additional contractual interest through December 31, 2015 would have resulted in $1,729 of additional interest. Subsequent to December 31, 2015, in connection with the Plan, the Revolver was treated as an unsecured claim and paid in accordance with the Plan as disclosed in Note 20.

Interest expense for other related party notes payable amounted to $6,468 and $8,197 for the years ended December 31, 2015 and 2014, respectively.

SG BLOCKS, INC. AND SUBSIDIARIES

(Debtor in Possession)

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2015 and 2014

10.	Convertible Debentures

Existing Debentures

On December 27, 2012, the Company entered a Securities Purchase Agreement (“Securities Purchase Agreement”) with Hillair Capital Investments L.P. (“Hillair), whereby the Company issued and sold to Hillair: (i) $1,120,000 in 8% Original Discount Senior Secured Convertible Debentures due July 1, 2014, for $1,000,000 (“Debenture”), and (ii) a Common Stock purchase warrant to purchase up to 2,604,651 shares of the Company’s Common Stock with a fair value of $199,806 at issuance, which has been recorded as a discount to the debenture. (As disclosed in Note 15) The Company recorded a discount of $120,000, which is being amortized over the term of the debenture, using the effective interest method. At the date of issuance the fair value of the conversion option liability was determined to be $69,502, which has been recorded as a discount to the debenture. At any time after December 28, 2012, until the Debenture is no longer outstanding, the Debenture shall be convertible, in whole or in part, into shares of Common Stock at the option of Hillair, subject to certain conversion limitations set forth in the Debenture. The initial conversion price for the Debenture is $0.43 per share, subject to adjustments upon certain events, as set forth in the Debenture. The Company shall pay interest on the aggregate unconverted and then outstanding principal amount of the Debenture at 8% per annum, payable quarterly on January 1, April 1, July 1 and October 1, beginning on July 1, 2013. Interest is payable in cash or at the Company’s option in shares of Common Stock, provided certain conditions are met, based on a share value equal to the lesser of (a) $0.43 per share, subject to adjustments upon certain events, and (b) 90% of the average of the volume weighted average price for 20 consecutive trading days prior to the applicable interest payment date, provided that the price shall be equal to at least a $0.01 discount to the volume weighted average price for the trading day that is immediately prior to the applicable interest payment date. Merriman Capital, Inc. (“Merriman”) acted as financial advisor to the Company in connection with the transaction and received a fee consisting of $80,000 and warrants to purchase up to 104,186 shares of the Company’s Common Stock. (As disclosed in Note 15) In connection with the issuance of the Debenture, the Company also paid Hillair $45,000 for due diligence which has been recorded as a discount to the debenture, and will be amortized over the term of the debenture, using the effective interest method. In addition, the Company incurred $15,466 in legal fees which are included in debt issuance costs in the accompanying consolidated balance sheet at December 31, 2015 and December 31, 2014. As described below, in April 2014 the Company exchanged certain outstanding debentures, including the 2012 Hillair Debenture, for new Senior Convertible Debentures (“2014 Exchange Debentures”). The surrendered debentures, including the 2012 Hillair Debenture, were cancelled at the time of the exchange.

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

SG BLOCKS, INC. AND SUBSIDIARIES

(Debtor in Possession)

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2015 and 2014

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

2014 Debentures

On April 10, 2014, the Company entered into a Securities Exchange Agreement (the “Exchange Agreement”) with Hillair, Casano and Masterson who held certain of the existing Senior Convertible Debentures described above (the "Existing Debentures"). Under the terms of the Exchange Agreement, Existing Debentures with a stated maturity value of $1,680,000 were surrendered in exchange for (i) new Senior Convertible Debentures with a stated interest rate of eight percent (8%) per year, a stated maturity value of $1,915,200, a conversion price of $0.25 per share, subject to adjustment, with a final maturity date of April 1, 2016 (the “2014 Exchange Debentures”), and (ii) a five (5) year Common Stock purchase warrant to purchase up to 7,660,800 shares of the Company’s common stock at an exercise price of $0.275 (110% of the conversion price), subject to adjustment (the “2014 Exchange Warrants”). At April 10, 2014, the carrying value of 2014 Existing Debentures was $1,680,000 and the fair value of the conversion option liability was $2,366. The fair value of the conversion option liability of the 2014 Exchange Debentures was determined to be $380,744 and the fair value of the warrants issued was determined to be $490,601. The Company recognized a loss of $1,104,179 on this exchange transaction. In connection with the Exchange Agreement, the Company incurred $20,763 in legal fees which are included in debt issuance costs in the accompanying consolidated balance sheet at December 31, 2015 and 2014.

On April 10, 2014, the Company entered into a Securities Purchase Agreement (the “2014 SPA”) with four investors, including Hillair pursuant to which the Company issued and sold (i) $2,080,500 in 8% Original Discount Senior Secured Convertible Debentures, for $1,825,000, with a conversion price of $0.25 per share, subject to adjustment, with a final maturity date of April 1, 2016 (the “2014 New Debentures” together with the 2014 Exchange Debentures, the “2014 Debentures”), and (ii) a five (5) year Common Stock purchase warrant to purchase up to 8,322,000 shares of the Company’s common stock at an exercise price of $0.275 (110% of the conversion price), subject to adjustment with a fair value of $532,944 at issuance, which has been recorded as a discount to the 2014 New Debentures. (As disclosed in Note 15) Holders of the 2014 Debentures are referred to in this Annual Report on Form 10-K as the “2014 Holders”. The Company recorded a discount of $255,500, which is being amortized over the term of the 2014 New Debentures, using the effective interest method. The initial conversion price for the 2014 New Debentures is $0.25 per share, subject to adjustments upon certain events, as set forth in the 2014 New Debentures. At the date of issuance the fair value of the conversion option liability was determined to be $413,606, which has been recorded as a discount to the 2014 New Debentures. In connection with the 2014 New Debentures, the Company incurred $20,000 in legal fees which are included in debt issuance costs in the accompanying consolidated balance sheet at December 31, 2015 and 2014. As of December 31, 2015 and 2014, the discount related to the 2014 New Debentures amounted to $387,965 and $792,798, respectively.

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

SG BLOCKS, INC. AND SUBSIDIARIES

(Debtor in Possession)

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2015 and 2014

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

SG BLOCKS, INC. AND SUBSIDIARIES

(Debtor in Possession)

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2015 and 2014

10.	Convertible Debentures (continued)

A summary of the Company’s convertible debentures as of December 31, 2015 and 2014 is as follows:

	2015	2014
2014 Exchange Debentures	$2,489,760	$1,915,200
2014 New Debentures, net of $387,965 and $792,798 discount, respectively	2,316,685	1,287,702
Bridge Debenture	210,600	-

Total debt	5,017,045	3,202,902

Less current portion, net of $198,200 discount	-	800,726

Long-term debt	$5,017,045	$2,402,176

For the years ended December 31, 2015 and 2014, interest expense on the convertible debentures amounted to $253,061 and $280,422, respectively, and is included on the accompanying condensed consolidated statements of operations. For the years ended December 31, 2015 and 2014 total amortization relating to the discount amounted to $416,833 and $718,640, respectively, and is included in interest expense on the accompanying consolidated statements of operations. For the year ended December 31, 2015, the total default penalty on the convertible debentures amounted to $1,247,310 and is included in interest expense on the accompanying condensed consolidated statements of operations.

Due to the Company filing a voluntary petition for relief under Chapter 11 of Title 11 of the Bankruptcy Court, interest stopped accruing on October 15, 2015. Additional contractual interest through December 31, 2015 would have resulted in $66,595 of additional interest. Subsequent to December 31, 2015, in connection with the Plan, all of the outstanding debentures were converted into preferred stock in accordance with the Plan as disclosed in Note 20.

The Company bifurcated the conversion option from its debt host. The fair value of the conversion option liabilities were determined to be $794,350 at the date of issuance, utilizing the lattice method. Consequently, the Company recorded a discount of $794,350 on the debentures, which will be amortized over the term of the debenture, using the effective interest method. The fair value of the conversion option liabilities as of December 31, 2015 and 2014 was $0 and $110,000, respectively. The significant assumptions which the Company used to measure the fair value at the date of issuance and December 31, 2014 of the conversion option liability are as follows:

	Date of Issuance	December 31, 2014
Stock price	$0.25	$0.14
Term	1.48 – 1.98 years	0.75 – 1.25 years
Volatility	50%	50%
Risk-free interest rate	0.09 – 0.37%	0.25%
Exercise price	$0.25	$0.25

SG BLOCKS, INC. AND SUBSIDIARIES

(Debtor in Possession)

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2015 and 2014

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

11.	Debtor in Possession Financing

In connection with the bankruptcy the Company entered into financing in the amount of $600,000. On the effective date of the Plan, the Debtor in Possession credit facility will be converted into a new 12% Original Issue Discount Senior Secured Convertible Debenture (the “Exit Facility”) due two years from the Effective Date of the Plan as disclosed in Note 20.

12.	Income Taxes

The Company’s benefit for income taxes consists of the following for the year ended December 31, 2015 and 2014:

	2015	2014
Deferred:
Federal	$(1,066,864)	$(426,761)
State and local	(79,680)	(71,638)
Total deferred	(1,146,544)	(498,399)

Total benefit for income taxes	(1,146,544)	(498,399)
Less: valuation reserve	1,146,544	498,399
Income Tax provision	$-	$-

A reconciliation of the federal statutory rate to 0% for the year ended December 31, 2015 and 2014 to the effective rate for income from operations before income taxes is as follows:

	2014	2013

Benefit for income taxes at federal statutory rate	34.0%	34.0%
State and local income taxes, net of federal benefit	5.7	8.2
Differences attributable to change in state business apportionment	(7.6)	(6.2)
Change in fair value of derivative liabilities	7.8	19.3
Loss on extinguishment of debt	-	(28.2)
True-up	2.3	5.8
Other	(0.3)	(0.5)
Less valuation allowance	(41.9)	(32.4)
Effective income tax rate	0.0%	0.0%

SG BLOCKS, INC. AND SUBSIDIARIES

(Debtor in Possession)

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2015 and 2014

12.	Income Taxes (continued)

During 2015, the Company adjusted its estimate of business apportionment, thus decreasing its tax effective state and local tax rate from 8.2% to 5.7%. The decrease is primarily due to allocation of business receipts from New York State and New York City.

The tax effects of these temporary differences along with the net operating losses, net of an allowance for credits, have been recognized as deferred tax assets (liabilities) at December 31, 2015 and 2014 as follows:

	2015	2014
Net operating loss carryforward	$3,497,816	$2,910,932
Bad debt reserve	130,319	128,313
Employee stock compensation	657,326	618,512
Net conversion feature discount	(202,349)	(225,938
Default penalty	494,391	-
Depreciation	1,962	1,083
Charity	329	348
Net deferred tax asset	4,579,794	3,433,250
Less valuation allowance	(4,579,794)	(3,433,250)

Net deferred tax asset	$-	$-

The Company establishes a valuation allowance, if based on the weight of available evidence; it is more likely than not that some portion or all of the deferred assets will not be realized. The valuation allowance increased $1,146,544 and $498,399 during 2015 and 2014, respectively, offsetting the increase in the deferred tax asset attributable to the net operating loss and reserves.

As of December 31, 2014, the Company has a net operating loss carry forward of approximately $8,820,000 for Federal tax purposes. The net operating loss expires through 2035.

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

The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expenses. As of December 31, 2015, the Company has no unrecognized tax positions, including interest and penalties. The tax years 2012 - 2014 are still open to examination by the major tax jurisdictions in which the Company operates. The Company files returns in the United States Federal tax jurisdiction and various other state jurisdictions.

SG BLOCKS, INC. AND SUBSIDIARIES

(Debtor in Possession)

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2015 and 2014

13.	Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of the common shares issuable upon the exercise of stock options and warrants. Potentially dilutive common shares are excluded from the calculation if their effect is antidilutive. At December 31, 2015, there were options and warrants to purchase 15,425,001 and 25,572,059 shares of common stock, respectively, outstanding which could potentially dilute future net income (loss) per share. At December 31, 2015 the Company also has outstanding convertible debt which is initially convertible into 17,602,800 shares of common stock, which could potentially dilute future net income (loss) per share. The number of shares the convertible debt could be converted into could potentially increase under certain circumstances related to the market price of the Company’s common stock at the time of conversion. At December 31, 2014, there were options and warrants to purchase 15,425,001 and 25,572,059 shares of common stock, respectively, outstanding which could potentially dilute future net income (loss) per share. At December 31, 2014 the Company also has outstanding convertible debt which is initially convertible into 15,982,800 shares of common stock, which could potentially dilute future net income (loss) per share. The number of shares the convertible debt could be converted into could potentially increase under certain circumstances related to the market price of the Company’s common stock at the time of conversion.

14.	Construction Backlog

The following represents the backlog of signed engineering and project management contracts in existence at December 31, 2015 and 2014:

	2015	2014
Balance - January 1	$6,200	$49,593
New contracts and change orders during the period	172,805	271,503
	179,005	321,096
Less: contract revenue earned during the period	(73,154)	(314,896)
	105,851	6,200
Contracts signed but not started	-	-
Balance - December 31	$105,851	$6,200

15.	Stockholders’ Equity

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

SG BLOCKS, INC. AND SUBSIDIARIES

(Debtor in Possession)

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2015 and 2014

16.	Warrants

In conjunction with a private placement in October 2010 (the “2010 Private Placement”), the Company issued warrants to Ladenburg, the placement agent for the 2010 Private Placement. The warrants entitle Ladenburg to purchase up to a total of 1,044,584 shares of Common Stock for $0.25 per share. The warrants expire October 28, 2015. The warrants are exercisable, at the option of the holder, at any time prior to their expiration. The fair value of warrants issued to placement agents was calculated utilizing the lattice method. The warrants issued to Ladenburg contain provisions that make them redeemable for cash by the holder of the warrant under certain circumstances that are not within the control of the Company. Accordingly, the fair market value of the warrants as of the date of issuance has been classified as liabilities. The fair value of the 2010 Private Placement warrants as of December 31, 2015 and 2014 was $0 and $3,476, respectively.

In conjunction with a private placement in 2012 (the “2012 Private Placement”), the Company issued warrants to Ladenburg in March 2012. The warrants entitle Ladenburg to purchase up to a total of 86,323 shares of common stock for $0.35 per share and expire March 27, 2017. The Company also issued warrants to Ladenburg in May 2012 in connection with the additional 702,872 shares of common stock issued in the 2012 Private Placement. These warrants entitle Ladenburg to purchase 29,700 shares of common stock at $0.35 per share and expire May 22, 2017. These warrants are exercisable, at the option of the holder, at any time prior to their expiration. The fair value of warrants issued to placement agents were calculated utilizing the lattice method. The warrants issued to Ladenburg contain provisions that make them redeemable for cash by the holder of the warrant under certain circumstances that are not within the control of the Company. Accordingly, the fair market value of the warrants as of the date of issuance has been classified as liabilities. The fair value of the 2012 Private Placements warrants as of December 31, 2015 and 2014 was $0 and $750, respectively.

As part of the issuance of convertible debentures to Hillair as disclosed in Note 10, the Company issued warrants to Hillair. The warrants entitle Hillair to purchase up to 2,604,651 shares of Common Stock for $0.4488, subject to adjustments upon certain events. The warrants may be exercised at any time on or after June 27, 2013 and expire on June 27, 2018. The fair value of warrants issued to Hillair was calculated utilizing the lattice method. The warrants issued to Hillair contain provisions that make them redeemable for cash by the holder of the warrant under certain circumstances that are not within the control of the Company. Accordingly, the fair market value of the warrants as of the date of issuance has been classified as liabilities and has been included as a debt discount of the convertible debentures described in Note 10. The fair value of the Hillair warrants as of December 31, 2015 and 2014 was $0 and $96,931, respectively.

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

As part of the issuance of convertible debentures to Next View and Another Investor as disclosed in Note 10, the Company issued warrants to Next View and Another Investor. The warrants entitle Next View and Another Investor to purchase up to 651,163 and 260,465, respectively, shares of Common Stock for $0.4488 per share, subject to adjustments upon certain events. As of December 31, 2013, the exercise price of these warrants was adjusted to $0.23. The warrants issued to Next View and Another Investor contain substantially all of the same terms as the warrants issued to Hillair. The fair market value of the warrants as of the date of issuance has been classified as liabilities and has been included as a debt discount of the convertible debentures described in Note 10. The fair value of the Next View and Another Investor warrants as of December 31, 2015 and 2014 was $0 and $33,926, respectively.

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

SG BLOCKS, INC. AND SUBSIDIARIES

(Debtor in Possession)

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2015 and 2014

16.	Warrants (continued)

As part of the issuance of the April 2013 Debentures to Casano and Masterson as disclosed in Note 10, the Company issued the April 2013 Warrants to Casano and Masterson. The April 2013 Warrants originally entitled Casano and Masterson to purchase up to 1,041,861 and 260,465, respectively, shares of Common Stock for $0.4488 per share, subject to adjustments upon certain events. The April 2013 Warrants issued to Casano and Masterson contain substantially all of the same terms as the 2012 Hillair Warrants. As a result of the transactions consummated pursuant to the Exchange Agreement and the 2014 SPA as disclosed in Note 6, the number of shares of Common Stock Casano and Masterson are entitled to purchase has increased to 1,792,000 and 448,000, respectively and can be purchased for $0.25 per share. The fair value of the April 2013 Warrants as of the date of issuance has been classified as liabilities and has been included as a debt discount of the April 2013 Debentures described in Note 10. The fair value of the April 2013 Warrants issued to Casano and Masterson as of December 31, 2015 and December 31, 2014 was $0 and $51,153, respectively.

Pursuant to the Exchange Agreement disclosed in Note 10, the Company issued 2014 Exchange Warrants to Hillair, Casano and Masterson. The 2014 Exchange Warrants entitle Hillair, Casano and Masterson to purchase up to 5,107,200, 2,042,880, and 510,720, respectively, shares of Common Stock at $0.275 per share, subject to adjustments upon certain events. The 2014 Exchange Warrants may be exercised at any time after April 10, 2014 and expire on April 10, 2019. The fair value of the 2014 Exchange Warrants issued to Hillair, Casano and Masterson was calculated utilizing the lattice method. The 2014 Exchange Warrants contain provisions that make them redeemable for cash by the holder of the warrant under certain circumstances that are not within the control of the Company. Accordingly, the fair value of the 2014 Exchange Warrants as of the date of issuance has been classified as liabilities and has been included in the loss on extinguishment of debt on the accompanying condensed consolidated statements of operations. The fair value of these warrants as of December 31, 2015 and 2014 was $0 and $167,969, respectively.

As part of the issuance of the 2014 New Debentures as disclosed in Note 10, the Company issued warrants to purchase up to 8,322,000 shares of Common Stock at $0.275 per share (the “2014 New Warrants”), subject to adjustments upon certain events. The 2014 New Warrants contain substantially all of the same terms as the 2014 Exchange Warrants. The fair value of the 2014 New Warrants as of the date of issuance has been classified as liabilities and has been included as a debt discount of the 2014 New Debentures described in Note 10. The fair value of the 2014 New Warrants as of December 31, 2015 and 2014 was $0 and $182,466, respectively.

A summary of warrant activity and changes during the years ended December 31, 2015 and 2014 are presented below:

	Number of Warrants	Weighted Average Exercise Price Per Share	Weighted Average Remaining Terms (in years)	Aggregate Intrinsic Value

Outstanding - December 31, 2014	25,572,059	$0.27	3.89	-
Issued	-	-
Anti-Dilutive Adjustment	-	-
Exercised	-	-
Forfeited	-	-
Outstanding - December 31, 2015	25,572,059	$0.27	3.89	$-

Exercisable - December 31, 2015	25,572,059	$0.27	2.89	$-

The change in fair value of the warrants of $536,671 and $701,612 is included in the accompanying consolidated statement of operations for the years ended December 31, 2015 and 2014, respectively.

The significant assumptions which the Company used to measure the fair value of warrants at December 31, 2014 is as follows:

2014
Stock price	$0.14
Term	0.83-4.28 Years
Volatility	50%
Risk-free interest rate	0.25-1.38%
Exercise prices	$0.25-0.4488
Dividend yield	0.00%

SG BLOCKS, INC. AND SUBSIDIARIES

(Debtor in Possession)

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2015 and 2014

17.	Stock Options and Grants

2011 Plan – On July 27, 2011, in connection with the Merger, the Company obtained the written consent of holders of a majority of its outstanding common stock approving the 2011 Incentive Stock Plan (the “2011 Plan”). The 2011 Plan covers up to 8,000,000 shares of common stock, and all officers, directors, employees, consultants and advisors are eligible to be granted awards under the 2011 Plan. An incentive stock option may be granted under the 2011 Plan only to a person who, at the time of the grant, is an employee of the Company or its subsidiaries. The 2011 Plan expires on July 26, 2021, and is administered by the Company’s Board. As of December 31, 2015, there were 3,928 shares of common stock available for issuance under the 2011 Plan.

During 2012, the Company’s Board of Directors approved the issuance of up to an additional 2,000,000 shares of the Company’s common stock in the form of restricted stock or options (the “2012 Board Equity Authorization”). These options generally have the same terms and conditions as those provided under the 2011 Plan, however, the authorization of these options is not subject to shareholder approval. The 2012 Board Equity Authorization has not been approved by the Company’s stockholders. The issuance of these options will be approved by the Company’s Board of Directors on a case-by-case basis. As of December 31, 2015, there were 66,071 shares of common stock available for issuance under this approval.

2013 Plan - During November 2013, the Company’s Board of Directors approved the issuance of up to 2,000,000 shares of the Company’s Common Stock in the form of restricted stock or options (“2013 Stock Plan”). The options granted under the 2013 Stock Plan have generally the same terms and conditions as those provided under the 2011 Plan. The 2013 Plan has not been approved by the Company’s stockholders. The Stock Plan is administrated by the Company’s Board of Directors. As of December 31, 2015, there were 1,600,000 shares of common stock available for issuance under the 2013 Stock Plan.

2014 Plan - On July 15, 2014, at the annual meeting of the Company’s shareholders, the shareholders holding a majority of the Company’s outstanding common stock voted to approve the 2014 Incentive Stock Plan (“2014 Stock Plan”). The 2014 Stock Plan contains 12,000,000 shares of the Company’s Common Stock, which is available for grant to directors, officers and employees of, and consultants and advisors to, the Company or any subsidiary of the Company; provided that incentive stock options may only be granted to employees of the Company and its subsidiaries. An incentive stock option may be granted under the 2014 Plan only to a person who, at the time of the grant, is an employee of the Company or its subsidiaries. Grants under the 2014 Stock Plan may take the form of options, stock appreciation rights, restricted stock and other equity incentives. The 2014 Plan expires on July 14, 2024, and is administered by a committee consisting of two or more directors appointed by the Company’s Board. As of December 31, 2015, there were 6,792,500 shares of common stock available for issuance under the 2014 Stock Plan.

A summary of stock option activity and changes during the years ended December 31, 2015 and 2014 are presented below:

	Shares	Weighted Average Fair Value Per Share	Weighted Average Exercise Price Per Share	Weighted Average Remaining Terms (in years)	Aggregate Intrinsic Value
Outstanding – January 1, 2014	10,330,001	$0.10	$0.36	8.16	$109,050
Granted	5,207,500	0.11	0.14
Exercised	(112,500)	0.09	0.20
Cancelled	-	-	-
Outstanding – December 31, 2014	15,425,001	$0.07	$0.30	8.00	$112,500
Granted	-	-	-
Exercised	-	-	-
Cancelled	-	-	-
Outstanding – December 31, 2015	15,425,001	$0.07	$0.30	7.00	$-
Exercisable – December 31, 2014	11,625,835	$0.09	$0.33	7.50	$37,500
Exercisable – December 31, 2015	13,729,168	$0.11	$0.31	6.80	$-

For the year ended December 31, 2015 and 2014, the Company recognized stock-based compensation expense of $192,776 and $294,067, respectively, which is included in payroll and related expenses in the accompanying consolidated statements of operations.

SG BLOCKS, INC. AND SUBSIDIARIES

(Debtor in Possession)

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2015 and 2014

17.	Stock Options and Grants (continued)

As of December 31 2015, there was $119,146 of total unrecognized compensation costs related to non-vested stock options, which will be expensed over a weighted average period of 0.64 years. The intrinsic value is calculated as the difference between the fair value of the stock price at year end and the exercise price of each of the outstanding stock options. The fair value of the stock price at December 31, 2015 and December 31, 2014 was nominal and $0.14 per share, respectively. For the year ending December 31, 2015 the Company used the Market Approach to arrive at an estimated fair value of the Company’s common stock.The Market Approach is based on the economic principle of competition and entails both the application of appropriate market-based multiples such as level of earnings, cash flow, revenues, invested capital or other financial factors that represent the company's future financial performance. This method is based on the idea of determination of the price at which the company will be exchanged in the public market. On October 15, 2015, the Company filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Bankruptcy Court for the Southern District of New York, accordingly the fair value of the stock was deemed to have a nominal value. For the year ending December 31, 2014 the fair value of the stock was determined by using a weighted value between the income approach method and the weighted average bulletin board price.

On July 30, 2014, Paul Galvin, the Company’s Chief Executive Officer, Brian Wasserman, the Company’s Chief Financial Officer, and Jennifer Strumingher, the Company’s former Chief Administrative Officer were granted options to purchase 2,000,000, 1,000,000 and 750,000, respectively, shares of the Company’s Common Stock with an exercise price of $0.11 per share. These options were granted under the 2014 Plan. One-third of the options vest upon the grant date, the second third vests on the first anniversary date of the grant date, and the remaining third vests on the second anniversary of the grant date. The fair value of these options upon issuance amounted to $446,250.

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

SG BLOCKS, INC. AND SUBSIDIARIES

(Debtor in Possession)

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2015 and 2014

17.	Stock Options and Grants (continued)

The fair value of the stock-based option awards granted during the year ended December 31, 2014 were estimated at the date of grant using the Black-Scholes option valuation model with the following assumptions:

2014
Expected dividend yield	0.00%
Expected stock volatility	50%
Risk-free interest rate	1.57 – 2.57%
Expected life	5.25-10 years

Because the Company does not have significant historical data on employee exercise behavior, the Company uses the “Simplified Method” to calculate the expected life of the stock-based option awards granted to employees. The simplified method is calculated by averaging the vesting period and contractual term of the options.

18.	Commitments

Operating lease – The Company leases office space in New York City to conduct its business. The Company’s previous lease began in October 2011 and was terminated as of September 30, 2013. As of December 31, 2013, the Company owed $25,000 to the former lessor which was settled with the issuance of 83,334 shares of the company’s common stock in November 2014. Non-contingent rent increases were being amortized over the life of the lease on a straight line basis. The Company’s current lease originally began on October 1, 2013 and expired December 31, 2014. The Company extended the life of the lease through March 2015 for $3,500 per month. Subsequent to March 2015, the Company entered into an additional month-to-month lease for office space. The rental expense charged to operations for the year ended December 31, 2015 and 2014 amounted to $46,128 and $57,600 respectively. The Company also entered into a month-to-month lease for additional office space in November 2014 for $2,600 a month.

SG BLOCKS, INC. AND SUBSIDIARIES

(Debtor in Possession)

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2015 and 2014

19.	Related Party Transactions

On March 26, 2009, the Company entered into a $50,000 revolving credit promissory note (the “Revolver”) with Vector Group Ltd. (“Vector”), the former controlling stockholder of the Company. On January 26, 2011, the Company and Vector entered into an amendment to the Revolver increasing the amount that the Company may borrow from $50,000 to $100,000. The loan bears interest at 11% per annum and was due on December 31, 2013. During January 2014, the Revolver was extended from December 31, 2013 to June 30, 2015. The Revolver is currently in default but the Company has obtained waivers from the Convertible Debenture holders in regards to a cross default provision outlined in the underlying agreements. As of December 31, 2015 and 2014, the balance due to Vector amounted to $73,500. As of December 31, 2015 and 2014, accrued interest related to the Revolver amounted to $43,301 and $36,833, respectively, and is included in accrued interest, related party on the accompanying condensed consolidated balance sheets. Due to the Company filing a voluntary petition for relief under Chapter 11 of Title 11 of the Bankruptcy Court, interest stopped accruing on October 15, 2015. Additional contractual interest through December 31, 2015 would have resulted in $1,729 of additional interest. Subsequent to December 31, 2015, in connection with the Plan, the Revolver was treated as an unsecured claim and paid in accordance with the Plan as disclosed in Note 20. Interest expense for other related party notes payable amounted to $6,468 and $8,197 for the years ended December 31, 2015 and 2014, respectively.

ConGlobal Industries, Inc. is a minority stockholder of the Company and provides containers and labor on domestic projects. The Company recognized Cost of Goods Sold of $943,594 and $1,140,315, for services ConGlobal Industries, Inc. rendered during the years ended December, 31, 2015 and 2014, respectively. As of December 31, 2015 and 2014, $317,468 and $92,792, respectively, of such expenses are included in related party accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

The Lawrence Group is a minority stockholder of the Company and is a building design, development and project delivery firm. The Company recognized Cost of Goods Sold of $4,760, for services The Lawrence Group rendered during the year ended December 31, 2014. For the years ended December 31, 2015 and 2014, $32,389 and $32,389, respectively, of pre-project expenses were included in related party accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet.

An affiliated accounting firm of the Company’s Chief Financial Officer provides accounting and consulting services to the Company. The Company recognized General and Administrative expenses in the amount of $72,250 and $74,300 for the years ended December 31, 2015 and 2014, respectively. As of December 31, 2015 and 2014, $0 and $7,300 of such expenses are included in related party accounts payable and accrued expenses on the accompanying condensed consolidated balance sheet, respectively.

SG BLOCKS, INC. AND SUBSIDIARIES

(Debtor in Possession)

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2015 and 2014

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

