Form 10-Q
period 2016-03-31
SG BLOCKS, INC.
filed 2016-08-15
CIK 1023994

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Yes ☒   No ☐

As of August 3, 2016, there were 491,365 shares of the registrant’s common stock, $0.01 par value, outstanding.

EXPLANATORY NOTE

On October 15, 2015, SG Blocks, Inc. (“SGB”) and its subsidiaries SG Building Blocks, Inc. (“SG Building”) and Endaxi Infrastructure Group, Inc. (each a “Subsidiary,” together, the “Subsidiaries” and together with SGB, the “Debtors”), filed voluntary petitions (the “Bankruptcy Petitions”) for reorganization under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). The Debtors filed a motion with the Bankruptcy Court seeking joint administration of their Chapter 11 cases under the caption In re SG Blocks, Inc. et al. , Case No. 15-12790 (such proceeding, the “Bankruptcy Proceeding”). After filing such voluntary petitions the Debtors operated their businesses as “debtors-in-possession” under jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court until the Effective Date (as defined below). On February 29, 2016, the Debtors filed a Disclosure Statement (the “Disclosure Statement”), attaching a Plan of Reorganization (the “Plan”), along with a motion seeking approval of the Disclosure Statement by the Bankruptcy Court. On June 30, 2016 (the “Effective Date”), the Plan became effective and the Debtors emerged from bankruptcy.

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

Prior to the Effective Date, SGB was authorized to issue 5,000,000 shares of preferred stock, par value $0.01 (the “Former Preferred Stock”) none of which was issued and outstanding prior to the Effective Date. On the Effective Date, pursuant to the terms of the Plan and SGB’s Amended and Restated Certificate of Incorporation, SGB filed with the Secretary of State of the State of Delaware a Certificate of Designations of Convertible Preferred Stock, designating 5,405,010 shares of preferred stock, par value $1.00 (the “New Preferred Stock”). As described in the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission (“SEC”) on July 7, 2016 (the “July 8-K”), on the Effective Date and pursuant to the Plan, each Prepetition Loan Document (as defined in the July 8-K) was cancelled and the holders of debt thereunder received one share of the New Preferred Stock for each dollar owed by SGB thereunder. The New Preferred Stock is convertible into New Common Stock on a 1:1 basis and, if converted on the Effective Date, would convert into 82.5% of the New Common Stock issued and outstanding on the Effective Date, after taking into account shares of New Common Stock issued to holders of the Former Common Stock and the exercise of the Management Options but prior to any conversion of the Exit Facility. On the Effective Date, HCI received 5,405,010 shares of the Company’s preferred stock which is convertible into shares of the Company’s common stock. Since each share of the Company’s preferred stock is able to vote on an as converted basis HCI effectively has a controlling interest in the Company of 51.17% on an as converted basis.

Also as described in the July 8-K, all general unsecured claims shall receive a distribution of one hundred percent of its allowed claim, plus post-petition interest calculated at the Federal judgment rate, payable as follows: fifty percent on the Effective Date, twenty five percent at the conclusion of the next full fiscal quarter after the Effective Date and the remaining twenty five percent, plus any post-petition interest owed, at the conclusion of the second full fiscal quarter after the Effective Date.

References herein to the pre-Effective Date common stock of SGB shall be deemed references to Former Common Stock and references herein to the post-Effective Date common stock of SGB shall be deemed references to New Common Stock.

SG BLOCKS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SG BLOCKS, INC. AND SUBSIDIARIES

(Debtor-in-Possession)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2016	December 31, 2015
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$319,443	$466,997
Short-term investment	30,006	30,003
Accounts receivable, net	158,467	86,035
Inventory	420,989	158,181
Total current assets	928,905	741,216

Equipment, net	6,379	7,229
Security deposit	1,200	3,900
Debt issuance costs, net	-	5,204

Totals	$936,484	$757,549

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable and accrued expenses	$184,335	$41,163
Accounts payable and accrued expenses – subject to compromise	120,325	120,325
Accrued interest, related party – subject to compromise	43,301	43,301
Accrued interest	173,147	173,147
Related party accounts payable and accrued expenses – subject to compromise	370,151	370,151
Related party notes payable – secured claim	73,500	73,500
Convertible debentures, net of discounts of $229,405 and $387,965	5,175,605	5,017,045
Billings in excess of costs and estimated earnings on uncompleted contracts	29,916	28,024
Deferred revenue	505,627	170,530
Total current liabilities	6,675,907	6,037,186
Debtor in possession financing	600,000	600,000
Total liabilities	7,275,907	6,637,186

Commitments and Contingencies

Stockholders’ deficit:
Preferred stock, $0.01 par value, 5,000,000 shares authorized; 0 issued and outstanding at March 31, 2016 and December 31, 2015	-	-
Common stock, $0.01 par value, 300,000,000 shares authorized; 42,918,927 issued and outstanding at March 31, 2016 and December 31, 2015	429,189	429,189
Additional paid-in capital	7,218,581	7,171,683
Accumulated deficit	(13,987,193)	(13,480,509)
Total stockholders’ deficit	(6,339,423)	(5,879,637)

Totals	$936,484	$757,549

The accompanying notes are an integral part of these condensed consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES

(Debtor-in-Possession)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2016	2015
	(Unaudited)	(Unaudited)
Revenue:
Unit sales	$202,524	$376,513
Engineering services	25,222	25,526
	227,746	402,039

Cost of revenue:
Unit sales	151,228	337,155
Engineering services	22,001	22,768
	173,229	359,923

Gross profit	54,517	42,116

Operating expenses:
Payroll and related expenses	166,936	311,223
General and administrative expenses	124,820	218,020
Marketing and business development expense	9,852	58,739
Pre-project expenses	4,178	8,729
Total	305,786	596,711

Operating loss	(251,269)	(554,595)

Other income (expense):
Interest expense	(163,764)	(188,347)
Interest income	3	6
Change in fair value of financial instruments	-	385,891
Total	(163,761)	197,550

Net Loss before reorganization items	(415,030)	(357,045)

Reorganization items:
Legal and professional fees	91,654	-

Net loss	$(506,684)	$(357,045)

Net loss per share - basic and diluted:
Basic and diluted	$(0.01)	$(0.01)

Weighted average shares outstanding:
Basic and Diluted	42,918,927	42,918,927

The accompanying notes are an integral part of these condensed consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES

(Debtor-in-Possession)

CONDENSED CONSOLIDATED STATEMENT OF CHANGES

IN STOCKHOLDERS' DEFICIT

For the Three Months Ended March 31, 2016 (Unaudited)	$0.01 Par Value Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2015	42,918,927	$429,189	$7,171,683	$(13,480,509)	$(5,879,637)

Stock-based compensation	-	-	46,898	-	46,898

Net loss	-	-	-	(506,684)	(506,684)

Balance – March 31, 2016	42,918,927	$429,189	$7,218,581	$(13,987,193)	$(6,339,423)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES

(Debtor-in-Possession)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months ended March 31,	2016	2015
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(506,684)	$(357,045)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	850	944
Amortization of debt issuance costs	5,204	5,204
Amortization of discount on convertible debentures	158,560	101,208
Interest income on short-term investment	(3)	(6)
Change in fair value of financial instruments	-	(385,891)
Stock-based compensation	46,898	48,115
Changes in operating assets and liabilities:
Accounts receivable	(72,432)	(173,689)
Cost and estimated earnings in excess of billings on uncompleted contracts		-
Inventory	(262,808)	(362,856)
Prepaid expenses and other current assets	-	(10,000)
Accounts payable and accrued expenses	143,172	63,625
Accrued interest, related party	-	2,021
Accrued interest	-	79,914
Related party accounts payable and accrued expenses	-	165,099
Billings in excess of costs and estimated earnings -on uncompleted contracts	1,892	(921)
Deferred revenue	335,097	518,682
Net cash used in operating activities	(150,254)	(305,596)

Cash flows from investing activities
Security deposit refund	2,700	-
Net cash provided by investing activities	2,700	-

Net decrease in cash and cash equivalents	(147,554)	(305,596)

Cash and cash equivalents - beginning of period	466,997	884,188

Cash and cash equivalents - end of period	$319,443	$578,592

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2016 and 2015 (Unaudited)

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

The Company is a provider of code engineered cargo shipping containers that it modifies and delivers to meet the growing demand for safe and green for commercial, industrial and residential building construction. Rather than consuming new steel and lumber, it capitalizes on the structural engineering and design parameters a shipping container must meet and repurposes them for use in building. It offers the construction industry a safer, greener, faster, longer lasting and more economical alternative to conventional construction methods.

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

Through March 31, 2016, the Company has incurred an accumulated deficit since inception of $13,987,193.  At March 31, 2016, the Company had a cash balance of $319,443.

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

SG BLOCKS, INC. AND SUBSIDIARIES

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2016 and 2015 (Unaudited)

2.	Liquidity and Financial Condition (continued)

Prior to the Effective Date, the Company was authorized to issue 5,000,000 shares of preferred stock, par value $0.01 (the “Former Preferred Stock”) none of which was issued and outstanding prior to the Effective Date. On the Effective Date, pursuant to the terms of the Plan and the Company’s Amended and Restated Certificate of Incorporation, the Company filed with the Secretary of State of the State of Delaware a Certificate of Designations of Convertible Preferred Stock, designating 5,405,010 shares of preferred stock, par value $1.00 (the “New Preferred Stock”). As described in the Current Report on Form 8-K filed by the Company with the SEC on July 7, 2016 (the “July 8-K”), on the Effective Date and pursuant to the Plan, each Prepetition Loan Document (as defined in the July 8-K) was cancelled and the holders of debt thereunder received one share of the New Preferred Stock for each dollar owed by the Company thereunder. The New Preferred Stock is convertible into New Common Stock on a 1:1 basis and, if converted on the Effective Date, would convert into 82.5% of the New Common Stock issued and outstanding on the Effective Date, after taking into account shares of New Common Stock issued to holders of the Former Common Stock and the exercise of the Management Options but prior to any conversion of the Exit Facility. On the Effective Date, HCI received 5,405,010 shares of the Company’s preferred stock which is convertible into shares of the Company’s common stock. Since each share of the Company’s preferred stock is able to vote on an as converted basis HCI effectively has a controlling interest in the Company of 51.17% on an as converted basis.

Also as described in the July 8-K, all general unsecured claims shall receive a distribution of one hundred percent of its allowed claim, plus post-petition interest calculated at the Federal judgment rate, payable as follows: fifty percent on the Effective Date, twenty five percent at the conclusion of the next full fiscal quarter after the Effective Date and the remaining twenty five percent, plus any post-petition interest owed, at the conclusion of the second full fiscal quarter after the Effective Date.

The current level of cash and operating margins is not enough to cover the existing fixed and variable obligations of the Company, so increased revenue performance and the addition of capital through issuances of securities are critical to the Company’s success. At August 10, 2016, the Company had a cash balance of approximately $772,000. The Company expects that through the next eighteen months, the capital requirements to fund the Company’s growth will consume all of the cash flows that it expects to generate from its operations, as well as any proceeds of any other issuances of senior convertible debt securities. The Company further believes that during this period, while the Company is focusing on the growth and expansion of its business, the gross profit that it expects to generate from operations will not generate sufficient funds to cover expected operating costs. Accordingly, the Company requires further external funding to sustain operations and to follow through on the execution of its business plan. There is no assurance that the Company’s plans will materialize and/or that the Company will be successful in funding estimated cash shortfalls through additional debt or equity capital and through the cash generated by the Company’s operations. Given these conditions, the Company’s ability to continue as a going concern is contingent upon it being able to secure an adequate amount of debt or equity capital to enable it to meet its cash requirements. In addition, the Company’s ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrants into established markets, the competitive environment in which the Company operates and the current capital raising environment.

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

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2016 and 2015 (Unaudited)

3.	Summary of Significant Accounting Policies

Interim financial information - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, all adjustments, consisting of normal accruals, considered necessary for a fair presentation of the interim financial statements have been included. Results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

The condensed consolidated financial statements and notes should be read in conjunction with the financial statements and notes for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission on July 21, 2016.

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

The Company offers a one-year warranty on completed contracts.  For the three months ended March 31, 2016 and 2015, the warranty claims were not material. The Company does not anticipate that any additional claims are likely to occur for warranties that are currently outstanding. Accordingly, no warranty reserve is considered necessary for any of the periods presented.

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

SG BLOCKS, INC. AND SUBSIDIARIES

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2016 and 2015 (Unaudited)

3.	Summary of Significant Accounting Policies (continued)

Inventory - Raw construction materials (primarily shipping containers) are valued at the lower of costs (first-in, first-out method) or market. Finished goods and work-in-process inventories are valued at the lower of costs or market, using the specific identification method. As of March 31, 2016 and December 31, 2015, inventory consisted principally of work-in-process inventory which amounted to $420,989 and $158,181, respectively.

Fair value measurements - Financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are carried at cost, which the Company believes approximates fair value due to the short-term nature of these instruments.

The Company measures the fair value of financial assets and liabilities based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value.

The Company uses three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities
Level 2	Quoted prices for similar assets and liabilities in active markets or inputs that are observable.
Level 3	Inputs that are unobservable (for example, cash flow modeling inputs based on assumptions).

Financial liabilities measured at fair value on a recurring basis are summarized below:

	March 31, 2016	Quoted prices in active market for identical assets (Level l)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Warrant Liabilities	$-	$-	$-	$-	(1)
Conversion Option Liabilities	$-	$-	$-	$-	(1)

(1) Diminimus value at March 31, 2016.

	December 31, 2015	Quoted prices in active market for identical assets (Level l)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Warrant Liabilities	$-	$-	$-	$-	(2)
Conversion Option Liabilities	$-	$-	$-	$-	(2)

(2) Diminimus value at December 31, 2015.

SG BLOCKS, INC. AND SUBSIDIARIES

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2016 and 2015 (Unaudited)

3.	Summary of Significant Accounting Policies (continued)

Warrant and conversion option liabilities are measured at fair value using the Black-Scholes model and are classified within Level 3 of the valuation hierarchy. For fair value measurements categorized within Level 3 of the fair value hierarchy, the Company’s Chief Financial Officer, who reports to the Chief Executive Officer, determines its valuation policies and procedures. The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s Chief Financial Officer and are approved by the Chief Executive Officer.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis:

	For the three month ended March 31, 2016	For the three month ended March 31, 2015
Beginning balance	$-	$646,671
Aggregate fair value of conversion option liabilities and warrants issued	-	-
Change in fair value related to increase in warrants issued for anti-dilutive adjustment	-	-
Change in fair value of conversion option liabilities and warrants	-	(385,891)
Ending balance	$-	$260,780

The significant assumptions and valuation methods that the Company used to determine fair value and the change in fair value of the Company’s derivative financial instruments are discussed in Notes 6 and 8.

The Company presented warrant and conversion option liabilities at fair value on its condensed consolidated balance sheets, with the corresponding changes in fair value recorded in the Company’s condensed consolidated statements of operations for the applicable reporting periods. As disclosed in Notes 6 and 8, the Company computed the fair value of the warrant and conversion option liability at the date of issuance and the reporting dates of March 31, 2016 and December 31, 2015 using a Black-Scholes model..

The calculation of the Black-Scholes model involves the use of the fair value of the Company’s common stock, estimated term, volatility, risk-free interest rates and dividend yield (if applicable). The Company developed the assumptions that were used as follows: The fair value of the Company’s common stock was obtained from publicly quoted prices. The term represents the remaining contractual term of the derivative; the volatility rate was developed based on analysis of the Company’s historical stock price volatility and the historical volatility rates of several other similarly situated companies (using a number of observations that was at least equal to or exceeded the number of observations in the life of the derivative financial instrument at issue); the risk free interest rates were obtained from publicly available US Treasury yield curve rates; the dividend yield is zero because the Company has not paid dividends and does not expect to pay dividends in the foreseeable future.

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

SG BLOCKS, INC. AND SUBSIDIARIES

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2016 and 2015 (Unaudited)

3.	Summary of Significant Accounting Policies (continued)

With respect to receivables, concentrations of credit risk are limited to a few customers in the construction industry.  The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers other than normal lien rights.  At March 31, 2016 and December 31, 2015 71% and 74%, respectively, of the Company’s accounts receivable were due from three and two customers, respectively.

Revenue relating to two customers represented approximately 54% and 29% of the Company’s total revenue for the three months ended March 31, 2016. Revenue relating to two customers represented approximately 44% and 40% of the Company’s total revenue for the three months ended March 31, 2015.

Costs of revenue relating to one vendor, who is a related party and disclosed in Note 11, represented approximately 60% and 57% of the Company’s total cost of revenue for the three months ended March 31, 2016 and 2015. Costs of revenue relating to two unrelated vendors, represented approximately 37% of the Company’s total cost of revenue for the three months ended March 31, 2016. The Company believes it has access to alternative suppliers, with limited disruption to the business, should circumstances change with its existing suppliers.

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

SG BLOCKS, INC. AND SUBSIDIARIES

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2016 and 2015 (Unaudited)

4.	Accounts Receivable

At March 31, 2016 and December 31, 2015, the Company’s accounts receivable consisted of the following:

	2016	2015
Billed:
SG Block sales	$160,237	$82,200
Engineering services	14,180	14,181
Project management	8,796	14,400
Total gross receivables	183,213	110,781
Less: allowance for doubtful accounts	(24,746)	(24,746)
Total net receivables	$158,467	$86,035

5.	Costs and Estimated Earnings on Uncompleted Contracts

Costs and estimated earnings on uncompleted contracts consist of the following at March 31, 2016 and December 31, 2015:

	2016	2015
Costs incurred on uncompleted contracts	$21,187	$18,363
Provision for loss on uncompleted contracts	-	-
Estimated income	7,872	6,786
	29,059	25,149
Less: billings to date	(58,975)	(53,173)

	$(29,916)	$(28,024)

The above amounts are included in the accompanying condensed consolidated balance sheets under the following captions at March 31, 2016 and December 31, 2015.

	2016	2015
Costs and estimated earnings in excess of billings on uncompleted contracts	$-	$-
Billings in excess of cost and estimated earnings on uncompleted contracts	(29,916)	(28,024)
	$(29,916)	(28,024)

Although management believes it has established adequate procedures for estimating costs to complete on open contracts, it is at least reasonably possible that additional significant costs could occur on contracts prior to completion. The Company periodically evaluates and revises its estimates and makes adjustments when they are considered necessary.

SG BLOCKS, INC. AND SUBSIDIARIES

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2016 and 2015 (Unaudited)

6.	Convertible Debentures

On April 10, 2014, the Company entered into a Securities Exchange Agreement (the “Exchange Agreement”) with Hillair Capital Investments L.P. (“Hillair”), Frank Casano (“Casano”) and Scott Masterson (“Masterson”) who held certain existing Senior Convertible Debentures (the “Existing Debentures”). Existing Debentures consisted of: (a) debentures issued and sold to Hillair in December 2012 (the “2012 Hillair Debentures”) and (b) debentures issued and sold to Casano and Masterson in April 2013 (the “April 2013 Debentures”).   Under the terms of the Exchange Agreement, Existing Debentures with a stated maturity value of $1,680,000 were surrendered in exchange for (i) new Senior Convertible Debentures with a stated interest rate of eight percent (8%) per year, a stated maturity value of $1,915,200, a conversion price of $0.25 per share, subject to adjustment, with a final maturity date of April 1, 2016 (the “2014 Exchange Debentures”), and (ii) a five (5) year Common Stock purchase warrant to purchase up to 7,660,800 shares of the Company’s common stock at an exercise price of $0.275 (110% of the conversion price), subject to adjustment (the “2014 Exchange Warrants”). At April 10, 2014, the carrying value of Existing Debentures was $1,680,000 and the fair value of the conversion option liability was $2,366. The fair value of the conversion option liability of the 2014 Exchange Debentures was determined to be $380,744 and the fair value of the warrants issued was determined to be $490,601 upon issuance of the Exchange Debentures. The Company recognized a loss of $1,104,179 on this exchange transaction upon issuance of the Exchange Debentures. In connection with the Exchange Agreement, the Company incurred $20,763 in legal fees which are included in debt issuance costs in the accompanying condensed consolidated balance sheets at March 31, 2016 and December 31, 2015.

On April 10, 2014, the Company entered into a Securities Purchase Agreement (the “2014 SPA”) with four investors, including Hillair pursuant to which the Company issued and sold (i) $2,080,500 in 8% Original Discount Senior Secured Convertible Debentures, for $1,825,000, with a conversion price of $0.25 per share, subject to adjustment, with a final maturity date of April 1, 2016 (the “2014 New Debentures” together with the 2014 Exchange Debentures, the “2014 Debentures”), and (ii) a five (5) year Common Stock purchase warrant to purchase up to 8,322,000 shares of the Company’s common stock at an exercise price of $0.275 (110% of the conversion price), subject to adjustment with a fair value of $532,944 at issuance, which has been recorded as a discount to the 2014 New Debentures. (As disclosed in Note 8) The Company recorded a discount of $255,500, which is being amortized over the term of the 2014 New Debentures, using the effective interest method. The initial conversion price for the 2014 New Debentures is $0.25 per share, subject to adjustments upon certain events, as set forth in the 2014 New Debentures. At the date of issuance the fair value of the conversion option liability was determined to be $413,606, which has been recorded as a discount to the 2014 New Debentures. In connection with the 2015 New Debentures, the Company incurred $20,000 in legal fees which are included in debt issuance costs in the accompanying condensed consolidated balance sheets at March 31, 2016 and December 31, 2015. As of March 31, 2016 and December 31, 2015, the discount related to the 2015 New Debentures amounted to $229,405 and $387,965, respectively.

The Exchange Agreement and the 2015 SPA triggered anti-dilution adjustments to the warrants issued on the Existing Debentures based on a $0.25 per share conversion price (adjusted from the original stated conversion price of $0.43 per share), which reduces the exercise price to $0.25 per share and increases the number of shares issuable upon the exercise of the Existing Warrants from 4,818,605 to 8,288,000 shares.

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

SG BLOCKS, INC. AND SUBSIDIARIES

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2016 and 2015 (Unaudited)

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

To secure the Company’s obligations under the 2014 Debentures, SG Building entered into a Subsidiary Guarantee, dated as of April 10, 2014 (the “Guarantee”), pursuant to which it unconditionally and irrevocably guaranteed the prompt and complete payment and performance when due of the obligations arising from the 2014 Debentures. The Company and SG Building have each granted the debenture holders a security interest in their assets to secure the payment, performance and discharge in full of all of the Company’s obligations under the 2014 Debentures and the guarantor’s obligations under the Guarantee, in accordance with that certain Security Agreement, dated as of April 10, 2014.On August 5, 2015, the Company issued and sold to Hillair a $162,000 Original Issue Discount Senior Secured Convertible Debenture due November 3, 2015 (the “Bridge Debenture”), for $150,000 (the “August 2015 Financing”). The sale and issuance of the Bridge Debenture was consummated pursuant to a Securities Purchase Agreement, dated August 5, 2015, between the Company and Hillair. At any time after August 5, 2015, until the Bridge Debenture is no longer outstanding, the Bridge Debenture is convertible, in whole or in part, into shares of Common Stock at the option of Hillair, subject to certain conversion limitations set forth in the Bridge Debenture. The initial conversion price for the Bridge Debenture is $0.10 per share, subject to adjustments upon certain events, as set forth in the Bridge Debenture. As the Bridge Debenture was issued at an original issue discount, interest does not accrue on the Bridge Debenture.

Due to the Company filing a voluntary petition for relief under Chapter 11 of Title 11 of the Bankruptcy Court, interest stopped accruing on October 15, 2015. Additional contractual interest through March 31, 2016 would have resulted in $146,509 of additional interest. Subsequent to March 31, 2016, in connection with the Plan, all of the outstanding debentures were converted into preferred stock in accordance with the Plan as disclosed in Note 12.

A summary of the Company’s convertible debentures as of March 31, 2016 and December 31, 2015 is as follows:

	2016	2015
2015 Exchange Debentures	$2,489,760	$2,489,760
2015 New Debentures, net of $229,405 and $387,965 discount	2,475,245	2,316,685
Bridge Debenture	210,600	210,600

Total debt	5,175,605	5,017,045

Less current portion	-	-

Long-term debt	$5,175,605	$5,017,045

For the three months ended March 31, 2015, interest expense on the convertible debentures amounted to $79,914, and is included on the accompanying condensed consolidated statements of operations. For the three months ended March 31, 2016 and 2015, total amortization relating to the discount amounted to $158,560 and $101,208, respectively, and is included in interest expense on the accompanying condensed consolidated statements of operations.

SG BLOCKS, INC. AND SUBSIDIARIES

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2016 and 2015 (Unaudited)

6.	Convertible Debentures (continued)

The Company bifurcated the conversion option from its debt host. The fair value of the conversion option liabilities as of March 31, 2016 and December 31, 2015 was minimal.

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

Basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of the common shares issuable upon the exercise of stock options and warrants. Potentially dilutive common shares are excluded from the calculation if their effect is antidilutive.  Diluted income per share includes the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” method as applicable.  At March 31, 2016, there were options and warrants to purchase 15,425,001 and 25,572,059 shares of common stock, respectively, outstanding which could potentially dilute future net income (loss) per share. At March 31, 2016 the Company also has outstanding convertible debt which is initially convertible into 17,602,800 shares of common stock that could potentially dilute future net income (loss) per share. The number of shares the convertible debt could be converted into could potentially increase under certain circumstances related to the market price of the Company’s common stock at the time of conversion. At March 31, 2015, there were options and warrants to purchase 15,425,001 and 25,572,059 shares of common stock, respectively, outstanding which could potentially dilute future net income (loss) per share. March 31, 2015 the Company also had outstanding convertible debt which was initially convertible into 15,982,800 shares of common stock, which could potentially dilute future net income (loss) per share.

SG BLOCKS, INC. AND SUBSIDIARIES

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2016 and 2015 (Unaudited)

8.	Warrants

A summary of warrant activity as of March 31, 2016 and changes during the three months then ended are presented below:

	Number of Warrants	Weighted Average Exercise Price Per Share	Weighted Average Remaining Terms (in years)	Aggregate Intrinsic Value

Outstanding - December 31, 2015	25,572,059	$0.27	3.89	-
Issued	-	-
Exercised	-	-
Forfeited	-	-
Outstanding – March 31, 2016	25,572,059	$0.27	2.66	$-

Exercisable – March 31, 2016	25,572,059	$0.27	2.66	$-

9.	Stock Options and Grants

A summary of stock option activity as of March 31, 2016 and changes during the nine months then ended are presented below:

	Shares	Weighted Average Fair Value Per Share	Weighted Average Exercise Price Per Share	Weighted Average Remaining Terms (in years)	Aggregate Intrinsic Value

Outstanding - December 31, 2015	15,425,001	$0.07	$0.30	7.00	-
Granted	-	-	-
Exercised	-	-	-
Cancelled	-	-	-
Outstanding – March 31, 2016	15,425,001	$0.07	$0.30	6.75	$-

Exercisable - December 31, 2015	13,729,168	$0.11	$0.31	6.80	$-
Exercisable – March 31, 2016	13,729,168	$0.11	$0.31	6.55	$-

For the three months March 31, 2016 and 2015, the Company recognized stock-based compensation expense of $46,898 and $48,115, respectively, which is included in payroll and related expenses in the accompanying condensed consolidated statements of operations.

As of March 31, 2016, there was $72,249 of total unrecognized compensation costs related to non-vested stock options, which will be expensed over a weighted average period of 0.39 years. The intrinsic value is calculated as the difference between the fair value as of the balance sheet date and the exercise price of each of the outstanding stock options. The fair value at March 31, 2016 and December 31, 2015 was $0 per share, as determined by the Market Approach. The Market Approach is based on the economic principle of competition and entails both the application of appropriate market-based multiples such as level of earnings, cash flow, revenues, invested capital or other financial factors that represent the company's future financial performance. This method is based on the idea of determination of the price at which the company will be exchanged in the public market. On October 15, 2015, the Company filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Bankruptcy Court for the Southern District of New York, accordingly the fair value of the stock was deemed to have a nominal value.

SG BLOCKS, INC. AND SUBSIDIARIES

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2016 and 2015 (Unaudited)

10.	Commitments and Contingencies

Litigation - The Company is subject to periodic lawsuits, investigations and claims during the ordinary course of business. The Company is not a party to any material litigation as of March 31, 2016.

Operating lease - The Company leases office space in New York City to conduct its business. The Company’s previous lease began October 1, 2013 and expired March 31, 2015. Non-contingent rent increases were being amortized over the life of the lease on a straight line basis. Subsequent to March 31, 2015, the Company entered into a month-to-month lease for office space. The rental expense charged to operations for the three months ended March 31, 2016 and 2015 amounted to $3,600 and $18,347, respectively.

11.	Related Party Transactions

On March 26, 2009, the Company entered into a $50,000 revolving credit promissory note (the “Revolver”) with Vector Group Ltd. (“Vector”), the former controlling stockholder of the Company. On January 26, 2011, the Company and Vector entered into an amendment to the Revolver increasing the amount that the Company may borrow from $50,000 to $100,000. The loan bears interest at 11% per annum and was due on December 31, 2013. During January 2014, the term of the Revolver was extended from December 31, 2013 to June 30, 2015. Prior to the Bankruptcy Proceeding the Revolver was in default but the Company obtained waivers from the Convertible Debenture holders waiving their respective rights and remedies pursuant to certain default provisions contained therein. As of March 31, 2016 and December 31, 2015, the balance due to Vector amounted to $73,500. As of March 31, 2016 and December 31, 2015, accrued interest related to the Revolver amounted to $43,301, and is included in accrued interest, related party on the accompanying condensed consolidated balance sheets. Due to the Company filing a voluntary petition for relief under Chapter 11 of Title 11 of the Bankruptcy Court, interest stopped accruing on October 15, 2015. Additional contractual interest through March 31, 2016 would have resulted in $3,773 of additional interest. Subsequent to March 31, 2016, in connection with the Plan, the Revolver was treated as an unsecured claim and paid in accordance with the Plan as disclosed in Note 12. Interest expense for other related party notes payable amounted to $2,021 for the three months ended March 31, 2015.

ConGlobal Industries, Inc. is a minority stockholder of the Company and provides containers and labor on domestic projects.  The Company recognized Cost of Goods Sold of $103,361 and $206,449, for services ConGlobal Industries, Inc. rendered during the three months ended March 31, 2016 and 2015 respectively. As of March 31, 2016 and December 31, 2015, $317,468, of such expenses are included in related party accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

The Lawrence Group is a minority stockholder of the Company and is a building design, development and project delivery firm. As of March 31, 2016 and December 31, 2015, $32,389 of expenses were included in related party accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

An affiliated accounting firm of the Company’s former Chief Financial Officer provided accounting and consulting services to the Company. The Company recognized General and Administrative expenses in the amount of $32,000 for the three months ended March 31, 2015.

SG BLOCKS, INC. AND SUBSIDIARIES

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2016 and 2015 (Unaudited)

12.	Subsequent Events

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

Prior to the Effective Date, the Company was authorized to issue 5,000,000 shares of preferred stock, par value $0.01 (the “Former Preferred Stock”) none of which was issued and outstanding prior to the Effective Date. On the Effective Date, pursuant to the terms of the Plan and the Company’s Amended and Restated Certificate of Incorporation, the Company filed with the Secretary of State of the State of Delaware a Certificate of Designations of Convertible Preferred Stock, designating 5,405,010 shares of preferred stock, par value $1.00 (the “New Preferred Stock”). As described in the Current Report on Form 8-K filed by the Company with the SEC on July 7, 2016 (the “July 8-K”), on the Effective Date and pursuant to the Plan, each Prepetition Loan Document (as defined in the July 8-K) was cancelled and the holders of debt thereunder received one share of the New Preferred Stock for each dollar owed by the Company thereunder. The New Preferred Stock is convertible into New Common Stock on a 1:1 basis and, if converted on the Effective Date, would convert into 82.5% of the New Common Stock issued and outstanding on the Effective Date, after taking into account shares of New Common Stock issued to holders of the Former Common Stock and the exercise of the Management Options but prior to any conversion of the Exit Facility. On the Effective Date, HCI received 5,405,010 shares of the Company’s preferred stock which is convertible into shares of the Company’s common stock. Since each share of the Company’s preferred stock is able to vote on an as converted basis HCI effectively has a controlling interest in the Company of 51.17% on an as converted basis.

Also as described in the July 8-K, all general unsecured claims shall receive a distribution of one hundred percent of its allowed claim, plus post-petition interest calculated at the Federal judgment rate, payable as follows: fifty percent on the Effective Date, twenty five percent at the conclusion of the next full fiscal quarter after the Effective Date and the remaining twenty five percent, plus any post-petition interest owed, at the conclusion of the second full fiscal quarter after the Effective Date.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction and Certain Cautionary Statements

The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with our condensed consolidated financial statements and related notes and schedules included elsewhere in this Quarterly Report on Form 10-Q. The unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with our audited consolidated financial statements and notes for the year ended December 31, 2015, which were included in our Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission.  Statements contained in this Quarterly Report on Form 10-Q may use forward-looking terminology, such as “anticipates,” “believes,” “could,” “estimates,” “may,” “should,” “will,” or other variations on these terms or their negatives, and include statements related to, among others, gains and losses on derivatives, plans to pay dividends and repurchase excess capital stock, future other-than-temporary impairment charges, future classification of securities, and housing reform legislation. These statements may involve matters pertaining to, but not limited to: projections regarding revenue, income, earnings, capital expenditures, dividends, the capital structure and other financial items; statements of plans or objectives for future operations; expectations of future economic performance; and statements of assumptions underlying certain of the foregoing types of statements. All statements other than statements of historical facts are statements that could potentially be forward-looking. The Company cautions that forward-looking statements involve risks and uncertainties and actual results could differ materially from those expressed or implied in these forward-looking statements or could affect the extent to which a particular objective, projection, estimate or prediction is realized.  Factors that could cause or contribute to such differences include, but are not limited to, intensified competition and/or operating problems in the Company’s operating business projects and their impact on revenues and profit margins or additional factors, and those discussed in Part II, Item 1A “Risk Factors” and elsewhere this Quarterly Report on Form 10-Q.  In addition, certain information presented below is based on unaudited financial information. There can be no assurance that there will be no changes to this information once audited financial information is available. As a result, readers are cautioned not to place undue reliance on forward-looking statements. The Company will not undertake to update any forward-looking statement herein or that may be made from time to time on behalf of the Company.

General

SG Building Blocks, Inc. (“SG Building”), our wholly-owned subsidiary, offers the construction industry a safer, greener, faster, longer lasting and more economical alternative to conventional construction methods. SG Building is a provider of code engineered cargo shipping containers that it modifies and delivers to meet the growing demand for safe and green for commercial, industrial and residential building construction. Rather than consuming new steel and lumber, it capitalizes on the structural engineering and design parameters a shipping container must meet and repurposes them for use in building. It offers the construction industry a safer, greener, faster, longer lasting and more economical alternative to conventional construction methods. SG Building is a provider of code engineered cargo shipping containers modified for use in “green” construction. SG Building also provides engineering and project management services related to the use of modified containers in construction.

During 2011, the Company formed SG Blocks Sistema De Constucao Brasileiro LTDA. (“SG Brazil”), a wholly owned subsidiary of the Company. SG Brazil is currently inactive. In May 2015, the Company formed Endaxi Infrastructure Group, Inc., which is currently inactive.

Bankruptcy Proceedings

On October 15, 2015, SG Blocks, Inc. (“SGB”) and its subsidiaries SG Building and Endaxi Infrastructure Group, Inc. (each a “Subsidiary,” together, the “Subsidiaries” and together with SGB, the “Debtors”), filed voluntary petitions (the “Bankruptcy Petitions”) for reorganization under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). The Debtors filed a motion with the Bankruptcy Court seeking joint administration of their Chapter 11 cases under the caption In re SG Blocks, Inc. et al. , Case No. 15-12790 (such proceeding, the “Bankruptcy Proceeding”). After filing such voluntary petitions, the Debtors operated their businesses as “debtors-in-possession” under jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court until the Effective Date (as defined below). On February 29, 2016, the Debtors filed a Disclosure Statement (the “Disclosure Statement”), attaching a Plan of Reorganization (the “Plan”), along with a motion seeking approval of the Disclosure Statement by the Bankruptcy Court. On June 30, 2016 (the “Effective Date”), the Plan became effective and the Debtors emerged from bankruptcy.

On October 15, 2015, SGB, as borrower, and its subsidiaries, as guarantors, entered into a Debtor in Possession Credit Agreement (the “DIP Credit Agreement” and the loans thereunder, the “DIP Loan”) with Hillair Capital Investments L.P. (“HCI”), and, as condition to making the DIP Loan, SGB and its subsidiaries entered into that Senior Security Agreement (the “DIP Security Agreement” and together with the DIP Credit Agreement and the other documents entered into in connection therewith, the “DIP Facility”), also dated as of October 15, 2015, with Hillair Capital Management LLC (“HCM”) pursuant to which SGB and its subsidiaries granted HCM a first priority security interest in all of their respective assets for the benefit of HCI. The DIP Loan had a maximum principal amount of $600,000, bore interest at a rate of 12% and was due and payable upon the earlier to occur of April 15, 2016 or other dates specified in the DIP Credit Agreement, and required SGB to pay a collateral fee of $25,000. The funds advanced under the DIP Facility were used by SGB to fund its operation during the Bankruptcy Proceeding, including payment of professional fees and expenses. On the Effective Date and in accordance with the Plan, the DIP Facility was repaid in full and the related DIP Credit Agreement was terminated.

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

Prior to the Effective Date, SGB was authorized to issue 5,000,000 shares of preferred stock, par value $0.01 (the “Former Preferred Stock”) none of which was issued and outstanding prior to the Effective Date. On the Effective Date, pursuant to the terms of the Plan and SGB’s Amended and Restated Certificate of Incorporation, SGB filed with the Secretary of State of the State of Delaware a Certificate of Designations of Convertible Preferred Stock, designating 5,405,010 shares of preferred stock, par value $1.00 (the “New Preferred Stock”). As described in the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission (the “SEC”) on July 7, 2016 (the “July 8-K”), on the Effective Date and pursuant to the Plan, each Prepetition Loan Document (as defined in the July 8-K) was cancelled and the holders of debt thereunder received one share of the New Preferred Stock for each dollar owed by SGB thereunder. The New Preferred Stock is convertible into New Common Stock on a 1:1 basis and, if converted on the Effective Date, would convert into 82.5% of the New Common Stock issued and outstanding on the Effective Date, after taking into account shares of New Common Stock issued to holders of the Former Common Stock and the exercise of the Management Options but prior to any conversion of the Exit Facility. On the Effective Date, HCI received 5,405,010 shares of the Company’s preferred stock which is convertible into shares of the Company’s common stock. Since each share of the Company’s preferred stock is able to vote on an as converted basis HCI effectively has a controlling interest in the Company of 51.17% on an as converted basis.

Also as described in the July 8-K, all general unsecured claims shall receive a distribution of one hundred percent of its allowed claim, plus post-petition interest calculated at the Federal judgment rate, payable as follows: fifty percent on the Effective Date, twenty five percent at the conclusion of the next full fiscal quarter after the Effective Date and the remaining twenty five percent, plus any post-petition interest owed, at the conclusion of the second full fiscal quarter after the Effective Date.

References herein to the pre-Effective Date common stock of SGB shall be deemed references to Former Common Stock and references herein to the post-Effective Date common stock of SGB shall be deemed references to New Common Stock.

Results of Operations

Three Months Ended March 31, 2016 and 2015:

	2016	2015
Loss from operations	$(251,269)	$(554,595)
Other income (expense)	(163,761)	197,550
Reorganization items	(91,654)	-
Net Loss	$(506,684)	$(357,045)

Revenue

Revenue for the three months ended March 31, 2016 was $227,746 compared to $402,039 for the three months ended March 31, 2015. This decrease of $174,293 resulted mainly from a decrease of revenue from block “green steel” jobs. Revenue recognized from block “green steel” jobs decreased by $173,989 for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. Revenue from block “green steel” jobs decreased primarily due to revenue being recognized on one nonrecurring job during the three months ended March 31, 2015 in the amount of $159,217.

Cost of Revenue and Gross Profit

Cost of revenue decreased by $186,694 to $173,229 for the three months ended March 31, 2016 from $359,923 for the three months ended March 31, 2015. The decrease in cost of revenue resulted primarily from a decrease of costs from block “green steel” jobs. Costs recognized from block “green steel” jobs decreased $185,297 for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. Gross profit increased to $54,517 for the three months ended March 31, 2016 compared to $42,116 for the three months ended March 31, 2015. Gross profit percentage increased to 24% for the three months ended March 31, 2016 compared to 11% for the three months ended March 31, 2015.

Payroll and Related Expense

Payroll and related expense for the three months ended March 31, 2016 was $166,936 compared to $311,223 for the three months ended March 31, 2015. This decrease resulted from a decrease in salaries for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. This decrease was caused by a decrease in head count as well as reduction in salaries.

Other Operating Expenses

Other operating expense for the three months ended March 31, 2016 was $138,850 compared to $285,488 for the three months ended March 31, 2015. This decrease resulted primarily from a decrease in professional fees of $113,851 for the three months ended March 31, 2016 compared to the three month ended March 31, 2015.

Interest Expense

Interest expense for the three months ended March 31, 2016 was $163,764 compared to $188,347 for the three months ended March 31, 2015. This decrease was primarily due to the fact that when the Company filed the Bankruptcy Petition interest stopped accruing on October 15, 2015.

Other income (expense)

During the three months ended March 31, 2015, there was other income (expense) recognized due to a change in fair value of financial instruments of ($385,891). There was no other income (expense) recognized as a result of a change in fair value of financial instruments during the three months ended March 31, 2016, because the fair value of financial instruments was diminimus at December 31, 2015 and March 31, 2016.

Income Tax Provision

A 100% valuation allowance was provided against the deferred tax asset consisting of available net operating loss carry forwards and accordingly no income tax benefit was provided.

Impact of Inflation

The impact of inflation upon the Company’s revenue and income(loss) from continuing operations during each of the past two fiscal years has not been material to its financial position or results of operations for those years because the Company does not maintain any inventories whose costs are affected by inflation.

Liquidity and Capital Resources

Since SG Building’s inception in 2008, SG Building has generated losses from operations and the Company anticipates that it will continue to generate losses from operations for the foreseeable future. As of March 31, 2016 and December 31, 2015, the Company’s stockholders’ deficit was approximately $6,339,000 and $5,880,000, respectively. The Company’s net loss from operations for the three months ended March 31, 2016 was $506,684. Net cash used in operating activities was $150,254 for the three months ended March 31, 2016.

Through March 31, 2016, the Company has incurred an accumulated deficit since inception of $13,987,193. At March 31, 2016, the Company had a cash balance of $319,443.

The Company expects that through the next eighteen months, the capital requirements to fund the Company’s growth will consume all of the cash flows that it expects to generate from its operations, as well as any proceeds of any other issuances of senior convertible debt securities. The Company further believes that during this period, while it is focusing on the growth and expansion of its business, the gross profit that it expects to generate from operations will not generate sufficient funds to cover expected operating costs. Accordingly, the Company requires further external funding to sustain operations and to follow through on the execution of its business plan. However, there can be no assurance that the Company’s plans will materialize, or that the Company will be successful in funding estimated cash shortfalls through additional debt or equity capital and through the cash generated by the Company’s operations. Given these conditions, the Company’s ability to continue as a going concern is contingent upon it being able to secure an adequate amount of debt or equity capital to enable it to meet its cash requirements. In addition, the Company’s ability to continue as a going concern must be considered in light of the obstacles, expenses and complications frequently encountered by entrants into established markets, the competitive environment in which the Company operates and the current capital raising environment.

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

On April 10, 2014, the Company entered into an Exchange Agreement (the “Exchange Agreement”) with certain of the holders of its existing Senior Convertible Debentures (the “Existing Debentures”).  Under the terms of the Exchange Agreement, Existing Debentures with a stated maturity value of $1,680,000 were surrendered in exchange for (a) new Senior Convertible Debentures with a stated interest rate of eight percent (8%) per year, a stated maturity value of $1,915,200, a conversion price of $0.25 per share, subject to adjustment, with a final maturity date of April 1, 2016 (the “2014 Exchange Debentures”), and (b) five (5) year warrants to purchase up to 7,660,830 shares of the Company’s common stock at an exercise price of $.275 per share (110% of the conversion price), subject to adjustment (the “2014 Exchange Warrants”).  Existing Debentures with a maturity value of $392,000 were paid in accordance with the original terms.

On April 10, 2014, the Company entered into a Securities Purchase Agreement (the “2014 SPA”) pursuant to which it issued and sold (a) $2,080,500 (maturity value) in Senior Convertible Debentures for a subscription amount of $1,825,000, which had the same terms as the 2014 Exchange Debentures, including a stated interest rate of eight percent (8%) per year and a conversion price of $0.25 per share, subject to adjustment, with a final maturity date of April 1, 2016 (the “2014 New Debentures” together with the 2014 Exchange Debentures, the “2014 Debentures”) and (b) five (5) year warrants to purchase up to 8,322,000 shares of the Company’s common stock at an exercise price of $0.275 per share (110% of the conversion price), subject to adjustment (the “2014 New Warrants” together with the 2014 Exchange Warrants, the “2014 Warrants”).  Holders of the 2014 Debentures are referred to in this Annual Report on Form 10-K as the “2014 Holders”.

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

On October 15, 2015, concurrent with filing the Bankruptcy Petitions, SGB, as borrower, and its subsidiaries, as guarantors, entered into the DIP Credit Agreement with HCI, and, as condition to the making of the DIP Loan, SGB and its subsidiaries entered into the DIP Security Agreement, also dated as of October 15, 2015, with HCM pursuant to which SGB and its subsidiaries granted HCM a first priority security interest in all of their respective assets for the benefit of HCI. The DIP Loan had a maximum principal amount of $600,000, bore interest at a rate of 12% and was due and payable upon the earlier to occur of April 15, 2016 or other dates specified in the DIP Credit Agreement, and required SGB to pay a collateral fee of $25,000. The DIP Loan became due on April 15, 2016 but was not repaid until the Effective Date as described below. The funds advanced under the DIP Facility were used by SGB to fund its operation during the Bankruptcy Proceeding, including payment of professional fees and expenses. On the Effective Date and in accordance with the Plan, the DIP Facility was repaid in full and the related DIP Credit Agreement was terminated.

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

Also as described in the July 8-K, all general unsecured claims shall receive a distribution of one hundred percent of its allowed claim, plus post-petition interest calculated at the Federal judgment rate, payable as follows: fifty percent on the Effective Date, twenty five percent at the conclusion of the next full fiscal quarter after the Effective Date and the remaining twenty five percent, plus any post-petition interest owed, at the conclusion of the second full fiscal quarter after the Effective Date.

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

Off-Balance Sheet Arrangements

As of March 31, 2016 and December 31, 2015, the Company had no material off-balance sheet arrangements other than operating leases to which SG Building is a party.

In the ordinary course of business, SG Building enters into agreements with third parties that include indemnification provisions which, in its judgment, are normal and customary for companies in its industry sector. These agreements are typically with consultants and vendors. Pursuant to these agreements, SG Building generally agrees to indemnify, hold harmless, and reimburse the other parties for losses suffered or incurred by such parties with respect to actions taken or omitted by SG Building. The maximum potential amount of future payments SG Building could be required to make under these indemnification provisions is unlimited. SG Building has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, the Company has no liabilities recorded for these provisions as of March 31, 2016.

Critical Accounting Policies and New Accounting Pronouncements

Critical Accounting Policies

Our condensed consolidated financial statements have been prepared with generally accepted accounting principles in the United States (“GAAP”), which require management to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that management believes to be reasonable. Actual results may differ from those estimates. Critical accounting policies represent the areas where more significant judgments and estimates are used in the preparation of our condensed consolidated financial statements. A discussion of such critical accounting policies, which include share-based payments, derivative instruments, and revenue recognition can be found in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2015. There have been no material changes to the policies noted above as of the Quarterly Report on Form 10-Q for the period ended March 31, 2016.

Related Party Transactions

Transactions with Vector

On March 26, 2009, the Company entered into a $50,000 revolving credit promissory note (the “Revolver”) with Vector Group Ltd. (“Vector”), the former controlling stockholder of the Company. On January 26, 2011, the Company and Vector entered into an amendment to the Revolver increasing the amount that the Company may borrow from $50,000 to $100,000. The loan bears interest at 11% per annum and was due on December 31, 2013. During January 2014, the term of the Revolver was extended from December 31, 2013 to June 30, 2015. Prior to the Bankruptcy Proceeding the Revolver was in default but the Company obtained waivers from the Convertible Debenture holders waiving their respective rights and remedies pursuant to certain default provisions contained therein. As of March 31, 2016 and December 31, 2015, the balance due to Vector amounted to $73,500. As of March 31, 2016 and December 31, 2015, accrued interest related to the Revolver amounted to $43,301, and is included in accrued interest, related party on the accompanying condensed consolidated balance sheets. Due to the Company filing a voluntary petition for relief under Chapter 11 of Title 11 of the Bankruptcy Court, interest stopped accruing on October 15, 2015. Additional contractual interest through March 31, 2016 would have resulted in $3,773 of additional interest. Subsequent to March 31, 2016, in connection with the Plan, the Revolver was treated as an unsecured claim and paid in accordance with the Plan as disclosed in Note 12. Interest expense for other related party notes payable amounted to $2,021 for the three months ended March 31, 2015.

ConGlobal Industries, Inc. is a minority stockholder of the Company and provides containers and labor on domestic projects.  The Company recognized Cost of Goods Sold of $103,361 and $206,449, for services ConGlobal Industries, Inc. rendered during the three months ended March 31, 2016 and 2015 respectively. As of March 31, 2016 and December 31, 2015, $317,468, of such expenses are included in related party accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

The Lawrence Group is a minority stockholder of the Company and is a building design, development and project delivery firm. As of March 31, 2016 and December 31, 2015, $32,389 of expenses were included in related party accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

An affiliated accounting firm of the Company’s former Chief Financial Officer provided accounting and consulting services to the Company. The Company recognized General and Administrative expenses in the amount of $32,000 for the three months ended March 31, 2015.

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

In connection with the audit of our fiscal 2015 consolidated financial statements, our independent auditors identified certain significant deficiencies that together constitute a material weakness in our disclosure controls and procedures. These significant deficiencies primarily relate to our (i) difficulty in generating data in a form and format that facilitates the timely analysis of information needed to produce accurate financial reports, (ii) difficulty in applying complex accounting and financial reporting and disclosure rules required under GAAP and the SEC reporting regulations, and (iii) limited segregation of duties.  These significant deficiencies together constitute a material weakness in our disclosure controls and procedures.

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

(b) Changes in Internal Control over Financial Reporting

Notwithstanding our remedial actions and integration of our financial reporting systems, there was no change in our internal control over financial reporting that occurred during the first quarter of 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The description of our Bankruptcy Proceedings in Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Bankruptcy Proceedings is incorporated by reference.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in Part 1, Item 1A, of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2015.

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

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None

Item 6.	Exhibits

4.1	Original Issue Discount Senior Secured Convertible Debenture due November 3, 2015. (Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed August 11, 2015)
10.1	License Agreement, dated April 21, 2015, by and between the Company and Red Cardinal Holdings, Inc.. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed April 27, 2015)
10.2	Securities Purchase Agreement, dated August 5, 2015, by and between the Company and Hillair Capital Investments, L.P.. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed August 11, 2015)
10.3	Amendment Agreement, by and between the Company and the holders of the Company’s securities issued pursuant to the Securities Purchase Agreement dated as of December 27, 2012 and the holders of the Company’s securities issued pursuant to the Securities Purchase Agreement dated as of April 10, 2014., dated August 5, 2015. (Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed August 11, 2015)
10.4	Subsidiary Guarantee, dated August 5, 2015, by and between the Company and all of the Subsidiaries of the Company. (Incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed August 11, 2015)
10.5	Security Agreement, dated August 5, 2015, by and between the Company, all of the Subsidiaries of the Company and the holders of the Company’s Senior Secured Original Issue Discount Convertible Debentures named therein. (Incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed August 11, 2015)
31.1+	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS+	XBRL Instance Document.
101.SCH+	XBRL Taxonomy Extension Schema Document.
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB+	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Transmitted herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SG BLOCKS, INC.
(Registrant)

Date: August 15, 2016	By:	/s/ Mahesh Shetty
Mahesh Shetty Chief Financial Officer (Duly Authorized Officer and Principal Financial and Chief Accounting Officer)

26