Form 10-Q
period 2016-06-30
SG BLOCKS, INC.
filed 2016-08-22
CIK 1023994

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Yes ☒   No ☐

As of August 15, 2016, there were 491,365 shares of the registrant’s common stock, $0.01 par value, outstanding.

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

SG BLOCKS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SG BLOCKS, INC. AND SUBSIDIARIES

(Debtor-in-Possession December 31, 2015 through June 30, 2016)

CONDENSED CONSOLIDATED BALANCE SHEETS

	Successor June 30, 2016	Predecessor December 31, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$955,803	$466,997
Short-term investment	30,011	30,003
Accounts receivable, net	190,893	86,035
Prepaid expenses	28,589	-
Inventory	40,170	158,181
Total current assets	1,245,466	741,216
Equipment, net	5,600	7,229
Security deposit	1,200	3,900
Debt issuance costs, net	-	5,204
Goodwill	4,162,173	-
Intangible assets	3,879,000	-

Totals	$9,293,439	$757,549

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$275,480	$41,163
Accounts payable and accrued expenses – subject to compromise	33,713	120,325
Accrued interest, related party – subject to compromise	26,500	43,301
Accrued interest	-	173,147
Related party accounts payable and accrued expenses – subject to compromise	206,629	370,151
Related party notes payable – secured claim	73,500	73,500
Convertible debentures, net of discounts of $387,965	-	5,017,045
Billings in excess of costs and estimated earnings on uncompleted contracts	42,674	28,024
Deferred revenue	83,415	170,530
Conversion option liabilities	394,460	-
Total current liabilities	1,136,371	6,037,186
Debtor in possession financing	-	600,000
Convertible debentures, net of discounts of $939,611	1,560,389	-
Total liabilities	2,696,760	6,637,186

Commitments and Contingencies

Stockholders’ equity (deficit):
Successor Preferred stock, $1.00 par value, 5,405,000 shares authorized; 5,405,010 issued and outstanding at June 30, 2016	5,405,010	-
Predecessor Preferred stock, $0.01 par value, 5,000,000 shares authorized; 0 issued and outstanding at December 31,2015	-	-
Successor Common stock, $0.01 par value, 300,000,000 shares authorized; 491,365 issued and outstanding at June 30, 2016	4,913	-
Predecessor Common stock, $0.01 par value, 300,000,000 shares authorized; 42,918,927 issued and outstanding at December 31, 2015	-	429,189
Successor additional paid-in capital	1,186,756	-
Predecessor additional paid-in capital	-	7,171,683
Accumulated deficit	-	(13,480,509)
Total stockholders’ equity (deficit)	6,596,679	(5,879,637)

Totals	$9,293,439	$757,549

The accompanying notes are an integral part of these condensed consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES

(Debtor-in-Possession December 31, 2015 through June 30, 2016)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Predecessor For the Three Months Ended June 30,		Predecessor For the Six Months Ended June 30,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue:
SG Block sales	$801,692	$1,448,835	$1,004,216	$1,825,348
Engineering services	26,785	-	52,007	25,526
Project management	-	20,000	-	20,000
	828,477	1,468,835	1,056,223	1,870,874

Cost of revenue:
SG Block sales	664,848	1,096,175	816,076	1,433,330
Engineering services	21,897	-	43,898	22,768
Project management	-	5,000	-	5,000
	686,745	1,101,175	859,974	1,461,098

Gross profit	141,732	367,660	196,249	409,776

Operating expenses:
Payroll and related expenses	200,318	280,155	367,254	591,378
General and administrative expenses	432,249	212,421	557,069	430,441
Marketing and business development expense	12,877	43,382	22,729	102,121
Pre-project expenses	22,233	6,547	26,411	15,276
Total	667,677	542,505	973,463	1,139,216

Operating loss	(525,945)	(174,845)	(777,214)	(729,440)

Other income (expense):
Interest expense	(265,253)	(189,730)	(429,017)	(378,077)
Interest income	5	7	8	13
Change in fair value of warrant liabilities	-	129,491	-	515,382
Total	(265,248)	(60,232)	(429,009)	137,318

Net loss before reorganization items	(791,193)	(235,077)	(1,206,223)	(592,122)

Reorganization items:
Legal and professional fees	(80,239)	-	(171,893)	-
Gain on reorganization	713,379	-	713,379	-
Total	633,140	-	541,486	-

Net loss	$(158,053)	$(235,077)	$(664,737)	$(592,122)

Net loss per share - basic and diluted:
Basic and diluted	$0.00	$(.01)	$(.01)	$(.01)

Weighted average shares outstanding:
Basic and diluted	42,918,927	42,918,927	42,918,927	42,918,927

The accompanying notes are an integral part of these condensed consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES

(Debtor-in-Possession December 31, 2015 through June 30, 2016)

CONDENSED CONSOLIDATED STATEMENT OF CHANGES

IN STOCKHOLDERS' EQUITY (DEFICIT)

For the Six Months Ended June 30, 2016 (Unaudited)	$0.01 Par Value Common Stock		Preferred	Additional Paid-in	Accumulated
	Shares	Amount	Stock	Capital	Deficit	Total

Balance - December 31, 2015 (Predecessor)	42,918,927	$429,189	$-	$7,171,683	$(13,480,509)	$(5,879,637)

Stock-based compensation	-	-	-	119,146	-	119,146

Net loss	-	-	-	-	(664,737)	(664,737)

Cancellation of Predecessor equity	(42,918,927)	(429,189)	-	(7,290,829)	14,145,246	6,425,228
Balance – June 30, 2016 (Predecessor)	-	-	-	-	-	-

Issuance of preferred stock	-	-	5,405,010	-	-	5,405,010

Issuance of Successor common stock	491,365	4,913	-	1,186,756	-	1,191,669

Balance – June 30, 2016 (Successor)	491,365	$4,913	$5,405,010	$1,186,756	$-	$6,596,679

The accompanying notes are an integral part of these condensed consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES

(Debtor-in-Possession December 31, 2015 through June 30, 2016)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months ended June 30,	Predecessor 2016	Predecessor 2015
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(664,737)	$(592,122)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,629	1,882
Amortization of debt issuance costs	5,204	10,408
Amortization of discount on convertible debentures	387,965	202,416
Interest income on short-term investment	(8)	(13)
Change in fair value of financial instruments	-	(515,382)
Interest expense on debtor in possession financing	35,848	-
Gain on reorganization	(713,379)	-
Stock-based compensation	119,146	96,922
Changes in operating assets and liabilities:
Accounts receivable	(104,858)	21,252
Inventory	118,011	184,341
Prepaid expenses and other current assets	(28,589)	217
Accounts payable and accrued expenses	269,317	(66,959)
Accounts payable and accrued expenses – subject to compromise	(22,457)	-
Accrued interest, related party	-	4,065
Accrued interest	-	79,914
Related party accounts payable and accrued expenses	(163,522)	89,444
Billings in excess of costs and estimated earnings -on uncompleted contracts	14,650	10,579
Deferred revenue	(87,115)	(254,708)
Net cash used in operating activities	(832,895)	(727,744)

Cash flows provided by investing activities:
Security deposit refund	2,700	12,000

Cash flows provided by financing activities:
Proceeds from issuance of convertible debentures	1,319,001	-

Net increase (decrease) in cash and cash equivalents	488,806	(715,744)

Cash and cash equivalents - beginning of period	466,997	884,188

Cash and cash equivalents - end of period	$955,803	$168,444

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$79,914

Supplemental disclosure of non-cash financing activities:
Conversion of debtor in possession financing to convertible debentures	$600,000	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES

(Debtor-in-Possession December 31, 2015 through June 30, 2016)

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2016 and 2015 (Unaudited)

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

On October 15, 2015, the Company filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). On June 3, 2016, the United States Bankruptcy Court for the Southern District of New York confirmed the Company’s plan of reorganization (the “Plan”). The Plan became effective on June 30, 2016 (the “Effective Date”).

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

SG BLOCKS, INC. AND SUBSIDIARIES

(Debtor-in-Possession December 31, 2015 through June 30, 2016)

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2016 and 2015 (Unaudited)

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

Also as described in the July 8-K, all general unsecured claims shall receive a distribution of one hundred percent of its allowed claim, plus post-petition interest calculated at the Federal judgment rate, payable as follows: fifty percent on the Effective Date, twenty five percent at the conclusion of the next full fiscal quarter after the Effective Date and the remaining twenty five percent, plus any post-petition interest owed, at the conclusion of the second full fiscal quarter after the Effective Date. These claims have been identified as subject to compromise on the balance sheet.

Upon the Company's emergence from Chapter 11 bankruptcy, the Company adopted fresh start accounting, pursuant to the Financial Accounting Standards Board (“FASB”) ASC 852, “Reorganizations”, and applied the provisions thereof to its financial statements. The Company qualified for fresh start accounting because (i) the holders of existing voting shares of the pre-emergence debtor-in-possession, referred to herein to as the “Predecessor” or “Predecessor Company,” received less than 50% of the voting shares of the post-emergence successor entity, which we refer to herein as the "Successor" or “Successor Company” and (ii) the reorganization value of the Company's assets immediately prior to confirmation was less than the post-petition liabilities and allowed claims. The Company applied fresh start accounting on June 30, 2016 when it emerged from bankruptcy protection. Adopting fresh start accounting results in a new reporting entity for financial reporting purposes with no beginning retained earnings or deficit. The cancellation of all existing shares outstanding on the Effective Date and issuance of new shares of the Successor Company caused a related change of control of the Company under ASC 852. Upon the application of fresh start accounting, the Company allocated the reorganization value to its individual assets based on their estimated fair values. Reorganization value represents the fair value of the Successor Company's assets before considering liabilities. As a result of the application of fresh start accounting, as well as the effects of the implementation of the Plan, the Consolidated Financial Statements on or after June 30, 2016 are not comparable with the Consolidated Financial Statements prior to that date. References to “Successor” or “Successor Company” relate to the financial position and results of operations of the reorganized Company subsequent to June 30, 2016. References to “Predecessor” or “Predecessor Company” refer to the financial position and results of operations of the Company prior to June 30, 2016.

Reorganization value represents the fair value of the Successor Company’s net assets and is intended to approximate the amount a willing buyer would pay for the net assets immediately after restructuring. Under fresh start accounting, we allocated the reorganization value to our individual assets and liabilities based on their estimated fair values. Our reorganization value is derived from an estimate of enterprise value. Enterprise value represents the estimated fair value of an entity’s long term debt and shareholders’ equity. In support of the Plan, the enterprise value of the Successor Company was estimated to be approximately $8,551,528. The valuation analysis was prepared using financial information and financial projections and applying standard valuation techniques and including risked net asset value analysis.

The Company identified an embedded derivative related to the convertible option feature included in the convertible debentures. The accounting treatment of derivative financial instruments requires the Company to bifurcate and fair value the derivative as of the inception date of the convertible debentures and to fair value the derivative as of each subsequent reporting date. Upon issuance of the convertible debentures on June 30, 2016, the Company received net proceeds of $1,319,001, net of the payoff of $600,000 debtor-in-possession financing and $35,848 in interest expense on such financing, recorded a discount of $500,000, incurred debt issuance costs of $45,151, and recognized a derivative financial instrument approximating $394,460. After these adjustments, the Company’s debt was $1,560,389. The difference between the $2,500,000 face amount and the fair value recorded in fresh-start accounting is being amortized over two years, the current expected life of the debt. The fair value of the convertible options was estimated using a Black-Scholes pricing model with the following assumptions: stock price of $1.00; strike price of $1.25 ; expected volatility of 48.8%; risk free interest rate of 0.58%; expiration date of two years. The fair value of these convertible options was estimated using Level 3 inputs.

The adjustments set forth in the following condensed consolidated balance sheet reflect the effect of the consummation of the transactions contemplated by the Plan (reflected in the column “Reorganization Adjustments”) as well as fair value adjustments as a result of the adoption of fresh start accounting (reflected in the column “Fresh Start Adjustments”). The explanatory notes highlight methods used to determine fair values or other amounts of the assets and liabilities as well as significant assumptions.

SG BLOCKS, INC. AND SUBSIDIARIES

(Debtor-in-Possession December 31, 2015 through June 30, 2016)

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2016 and 2015 (Unaudited)

2.	Liquidity and Financial Condition (continued)

The following table reflects the preliminary reorganization and application of ASC 852 on our condensed consolidated balance sheet as of June 30, 2016:

	Predecessor Company	Reorganization Adjustments		Fresh Start Adjustments		Successor Company
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$-	$955,803	(1)	$-		$955,803
Short-term investment	30,011	-		-		30,011
Accounts receivable, net	190,893	-		-		190,893
Prepaid expenses	28,589	-		-		28,589
Inventory	40,170	-		-		40,170
Total current assets	289,663	955,803		-		1,245,466
Equipment, net	5,600	-		-		5,600
Security deposit	1,200	-		-		1,200
Goodwill	-	-		4,162,173	(6)	4,162,173
Intangible assets	-	-		3,879,000	(6)	3,879,000

Totals	$296,463	$955,803		$8,041,173		$9,293,439

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable and accrued expenses	$487,699	$(212,219	)(2)	$-		$275,480
Accounts payable and accrued expenses – subject to compromise	120,325	(86,612	)(2)	-		33,713
Accrued interest, related party – subject to compromise	43,301	(16,801	)(2)	-		26,500
Accrued interest	173,147	(173,147	)(2)	-		-
Related party accounts payable and accrued expenses – subject to compromise	370,151	(163,522	)(2)	-		206,629
Related party notes payable – secured claim	73,500	-		-		73,500
Convertible debentures, net of discounts	5,405,010	(5,405,010	)(3)	-		-
Billings in excess of costs and estimated earnings on uncompleted contracts	42,674	-		-		42,764
Deferred revenue	83,415	-		-		83,415
Convertible option liabilities	-	394,460	(4)	-		394,460
Total current liabilities	6,799,222	(5,662,851)		-		1,136,371
Debtor in possession financing	600,000	(600,000	)(4)	-		-
Convertible debentures, net of discounts	-	1,560,389	(4)	-		1,560,389
Total liabilities	7,399,222	(4,702,462)		-		2,696,760

Commitments and Contingencies

Stockholders’ equity (deficit):
Successor Preferred stock, $1.00 par value, 5,405,000 shares authorized; 5,405,010 issued and outstanding at June 30,2016	-	5,405,010	(3)	-		5,405,010
Predecessor Preferred stock, $0.01 par value, 5,000,000 shares authorized; 0 issued and outstanding at December 31,2015	-	-		-		-
Successor Common stock, $0.01 par value, 300,000,000 shares authorized; 491,365 issued and outstanding at June 30,2016	-	4,913	(5)	-		4,913
Predecessor Common stock, $0.01 par value, 300,000,000 shares authorized; 42,918,927 issued and outstanding at December 31, 2015	429,189	(429,189	)(5)	-		-
Successor additional paid-in capital	-	-		1,186,756	(6)	1,186,756
Predecessor additional paid-in capital	7,290,829	-		(7,290,829	)(6)	-
Accumulated deficit	(14,822,777)	677,531		14,145,246	(6)	-
Total stockholders’ equity (deficit)	(7,102,759)	5,658,265		8,041,173		6,596,679

Totals	$296,463	$955,803		$8,041,173		$9,293,439

SG BLOCKS, INC. AND SUBSIDIARIES

(Debtor-in-Possession December 31, 2015 through June 30, 2016)

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2016 and 2015 (Unaudited)

2.	Liquidity and Financial Condition (continued)

Reorganization Adjustments

1.	Reflects the net cash payments recorded as of the Effective Date from implementation of the Plan:

Sources:
Net proceeds from Exit Facility	$1,319,001
Total sources	1,319,001
Uses:
Predecessor accounts payable and accrued expenses paid upon emergence	185,979
Other payments made upon emergence	177,219
Total uses	363,198
Net Sources	$955,803

2.	Reflects the settlement of accounts payable and accrued expenses upon Emergence, as well as payments made on the Effective Date.
3.	Reflects the conversion of Convertible Debentures to Preferred Stock
4.	Reflects the Convertible Debentures.
5.	Reflects the cancellation of predecessor common stock and the issuance of successor common stock.

Fresh Start Adjustments

6.	Reflects the recognition of goodwill, intangible assets and the cumulative impact of fresh-start adjustments.

Reorganization Items

Reorganization items represent amounts incurred subsequent to the bankruptcy filing as a direct result of the filing of the Chapter 11 Cases and are comprised of the following:

	Predecessor For the Three Months Ended June 30, 2016	Predecessor For the Six Months Ended June 30, 2016
Professional fees	$(80,239)	$(171,893)
Net gain on reorganization items	713,379	713,379
Reorganization items, net	$633,140	$541,486

The current level of cash and operating margins is not enough to cover the existing fixed and variable obligations of the Company, so increased revenue performance and the addition of capital through issuances of securities are critical to the Company’s success. At August 22, 2016, the Company had a cash balance of approximately $694,000. The Company expects that through the next eighteen months, the capital requirements to fund the Company’s growth will consume all of the cash flows that it expects to generate from its operations, as well as any proceeds of any other issuances of senior convertible debt securities. The Company further believes that during this period, while the Company is focusing on the growth and expansion of its business, the gross profit that it expects to generate from operations will not generate sufficient funds to cover expected operating costs. Accordingly, the Company requires further external funding to sustain operations and to follow through on the execution of its business plan. There is no assurance that the Company’s plans will materialize or that the Company will be successful in funding estimated cash shortfalls through additional debt or equity capital and through the cash generated by the Company’s operations. Given these conditions, the Company’s ability to continue as a going concern is contingent upon it being able to secure an adequate amount of debt or equity capital to enable it to meet its cash requirements. In addition, the Company’s ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrants into established markets, the competitive environment in which the Company operates and the current capital raising environment.

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

SG BLOCKS, INC. AND SUBSIDIARIES

(Debtor-in-Possession December 31, 2015 through June 30, 2016)

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2016 and 2015 (Unaudited)

3.	Summary of Significant Accounting Policies

Interim financial information - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, all adjustments, consisting of normal accruals, considered necessary for a fair presentation of the interim financial statements have been included. Results for the six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

The Company offers a one-year warranty on completed contracts.  For the six months ended June 30, 2016 and 2015, the warranty claims were not material. The Company does not anticipate that any additional claims are likely to occur for warranties that are currently outstanding. Accordingly, no warranty reserve is considered necessary for any of the periods presented.

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

SG BLOCKS, INC. AND SUBSIDIARIES

(Debtor-in-Possession December 31, 2015 through June 30, 2016)

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2016 and 2015 (Unaudited)

3.	Summary of Significant Accounting Policies (continued)

Inventory - Raw construction materials (primarily shipping containers) are valued at the lower of costs (first-in, first-out method) or market. Finished goods and work-in-process inventories are valued at the lower of costs or market, using the specific identification method. As of June 30, 2016 and December 31, 2015, inventory consisted principally of work-in-process inventory, which amounted to $40,170 and $158,181, respectively.

Goodwill – Goodwill represents the excess of reorganization value over fair-value of identified net assets upon emergence from bankruptcy. In accordance with the accounting guidance on goodwill, the Company performs its impairment test of goodwill at the reporting unit level each fiscal year, or more frequently if events or circumstances change that would more likely than not reduce the fair value of its reporting units below their carrying values.

Intangible assets – Intangible assets represent the preliminary assets identified upon emergence from bankruptcy and consist of $2,766,000 of proprietary knowledge and technology which is being amortized over 20 years and $1,113,000 of customer contracts which is being amortized over 2.5 years. The estimated amortization expense for the successive five years is as follows:

For the year ending December 31,:
2017	$583,500
2018	583,500
2019	138,300
2020	138,300
2021	$138,300

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

The Company uses three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities.
Level 2	Quoted prices for similar assets and liabilities in active markets or inputs that are observable.
Level 3	Inputs that are unobservable (for example, cash flow modeling inputs based on assumptions).

Financial liabilities measured at fair value on a recurring basis are summarized below:

	Successor June 30, 2016	Quoted prices in active market for identical assets (Level l)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Conversion Option Liabilities	$394,460	$-	$-	$394,460

	Predecessor December 31, 2015	Quoted prices in active market for identical assets (Level l)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Warrant Liabilities	$-	$-	$-	$-	(1)
Conversion Option Liabilities	$-	$-	$-	$-	(1)

(1) Diminimus value at December 31, 2015.

SG BLOCKS, INC. AND SUBSIDIARIES

(Debtor-in-Possession December 31, 2015 through June 30, 2016)

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2016 and 2015 (Unaudited)

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

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis:

	Successor For the six months ended June 30, 2016	Predecessor For the six months ended June 30, 2015
Beginning balance	$-	$646,671
Aggregate fair value of conversion option liabilities and warrants issued	394,460	-
Change in fair value related to increase in warrants issued for anti-dilutive adjustment	-	-
Change in fair value of conversion option liabilities and warrants	-	(515,382)
Ending balance	$394,460	$131,289

The significant assumptions and valuation methods that the Company used to determine fair value and the change in fair value of the Company’s derivative financial instruments are discussed in Notes 6 and 8.

The Company presented warrant and conversion option liabilities at fair value on its condensed consolidated balance sheets, with the corresponding changes in fair value recorded in the Company’s condensed consolidated statements of operations for the applicable reporting periods. As disclosed in Notes 6, the Company computed the fair value of the warrant and conversion option liability at the date of issuance and the reporting dates of June 30, 2016 and December 31, 2015 using a Black-Scholes model.

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

SG BLOCKS, INC. AND SUBSIDIARIES

(Debtor-in-Possession December 31, 2015 through June 30, 2016)

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2016 and 2015 (Unaudited)

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

With respect to receivables, concentrations of credit risk are limited to a few customers in the construction industry.  The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers other than normal lien rights.  At June 30, 2016 and December 31, 2015 79% and 74%, respectively, of the Company’s accounts receivable were due from four and two customers, respectively.

Revenue relating to two customers represented approximately 76% and 19% of the Company’s total revenue for the three months ended June 30, 2016. Revenue relating to four customers represented approximately 10%, 27%, 15% and 15% of the Company’s total revenue for the three months ended June 30, 2015. Revenue relating to two customers represented approximately 46% and 23% of the Company’s total revenue for the six months ended June 30, 2016. Revenue relating to four customers represented approximately 14%, 14%, 21% and 15% of the Company’s total revenue for the six months ended June 30, 2015.

Costs of revenue relating to one vendor, who is a related party and disclosed in Note 11, represented approximately 19% and 16% of the Company’s total cost of revenue for the three months ended June 30, 2016 and 2015. Costs of revenue relating to one unrelated vendor represented approximately 14% and 16%, respectively, of the Company’s total cost of revenue for the three months ended June 30, 2016 and 2015. Costs of revenue relating to one vendor, who is a related party and disclosed in Note 11, represented approximately 24% and 37% of the Company’s total cost of revenue for the six months ended June, 2016 and 2015. Costs of revenue relating to one unrelated vendor represented approximately 34% and 28%, respectively, of the Company’s total cost of revenue for the six months ended June 30, 2016 and 2015. The Company believes it has access to alternative suppliers, with limited disruption to the business, should circumstances change with its existing suppliers.

Recent accounting pronouncements - In May 2014, the FASB issued ASU No. 2014-09 (“ASU 2014-09”), which creates Topic 606, Revenue from Contracts with Customers, and supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, ASU 2014-09 supersedes the cost guidance in Subtopic 605-35, Revenue Recognition --Construction-Type and Production-Type Contracts, and creates new Subtopic 340-40, Other Assets and Deferred Costs -- Contracts with Customers. In summary, the core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, ASU 2014-09 requires enhanced financial statement disclosures over revenue recognition as part of the new accounting guidance. The amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and early application is permitted commencing January 1, 2017. The Company is currently evaluating the provisions of ASU 2014-09 and assessing the impact, if any, it may have on its financial position and results of operations.

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

SG BLOCKS, INC. AND SUBSIDIARIES

(Debtor-in-Possession December 31, 2015 through June 30, 2016)

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2016 and 2015 (Unaudited)

3.	Summary of Significant Accounting Policies (continued)

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

4.	Accounts Receivable

At June 30, 2016 and December 31, 2015, the Company’s accounts receivable consisted of the following:

	2016	2015
Billed:
SG Block sales	$180,610	$82,200
Engineering services	40,518	14,181
Project management	4,000	14,400
Total gross receivables	225,128	110,781
Less: allowance for doubtful accounts	(34,235)	(24,746)
Total net receivables	$190,893	$86,035

5.	Costs and Estimated Earnings on Uncompleted Contracts

Costs and estimated earnings on uncompleted contracts consist of the following at June 30, 2016 and December 31, 2015:

	2016	2015
Costs incurred on uncompleted contracts	$26,414	$18,363
Provision for loss on uncompleted contracts	-	-
Estimated income	9,882	6,786
	36,296	25,149
Less: billings to date	(78,970)	(53,173)

	$(42,674)	$(28,024)

The above amounts are included in the accompanying condensed consolidated balance sheets under the following captions at June 30, 2016 and December 31, 2015.

	2016	2015
Costs and estimated earnings in excess of billings on uncompleted contracts	$-	$-
Billings in excess of cost and estimated earnings on uncompleted contracts	(42,674)	(28,024)
	$(42,674)	(28,024)

Although management believes it has established adequate procedures for estimating costs to complete on open contracts, it is at least reasonably possible that additional significant costs could occur on contracts prior to completion. The Company periodically evaluates and revises its estimates and makes adjustments when they are considered necessary.

SG BLOCKS, INC. AND SUBSIDIARIES

(Debtor-in-Possession December 31, 2015 through June 30, 2016)

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2016 and 2015 (Unaudited)

6.	Convertible Debentures

Predecessor Company

On April 10, 2014, the Company entered into a Securities Exchange Agreement (the “Exchange Agreement”) with Hillair Capital Investments L.P. (“Hillair”), Frank Casano (“Casano”) and Scott Masterson (“Masterson”) who held certain existing Senior Convertible Debentures (the “Existing Debentures”). Existing Debentures consisted of: (a) debentures issued and sold to Hillair in December 2012 (the “2012 Hillair Debentures”) and (b) debentures issued and sold to Casano and Masterson in April 2013 (the “April 2013 Debentures”).   Under the terms of the Exchange Agreement, Existing Debentures with a stated maturity value of $1,680,000 were surrendered in exchange for (i) new Senior Convertible Debentures with a stated interest rate of eight percent (8%) per year, a stated maturity value of $1,915,200, a conversion price of $0.25 per share, subject to adjustment, with a final maturity date of April 1, 2016 (the “2014 Exchange Debentures”), and (ii) a five (5) year Common Stock purchase warrant to purchase up to 7,660,800 shares of the Company’s common stock at an exercise price of $0.275 (110% of the conversion price), subject to adjustment (the “2014 Exchange Warrants”). At April 10, 2014, the carrying value of Existing Debentures was $1,680,000 and the fair value of the conversion option liability was $2,366. The fair value of the conversion option liability of the 2014 Exchange Debentures was determined to be $380,744 and the fair value of the warrants issued was determined to be $490,601 upon issuance of the Exchange Debentures. The Company recognized a loss of $1,104,179 on this exchange transaction upon issuance of the Exchange Debentures. In connection with the Exchange Agreement, the Company incurred $20,763 in legal fees which are included in debt issuance costs in the accompanying condensed consolidated balance sheets at December 31, 2015.

On April 10, 2014, the Company entered into a Securities Purchase Agreement (the “2014 SPA”) with four investors, including Hillair pursuant to which the Company issued and sold (i) $2,080,500 in 8% Original Discount Senior Secured Convertible Debentures, for $1,825,000, with a conversion price of $0.25 per share, subject to adjustment, with a final maturity date of April 1, 2016 (the “2014 New Debentures” together with the 2014 Exchange Debentures, the “2014 Debentures”), and (ii) a five (5) year Common Stock purchase warrant to purchase up to 8,322,000 shares of the Company’s common stock at an exercise price of $0.275 (110% of the conversion price), subject to adjustment with a fair value of $532,944 at issuance, which has been recorded as a discount to the 2014 New Debentures. (As disclosed in Note 8) The Company recorded a discount of $255,500, which is being amortized over the term of the 2014 New Debentures, using the effective interest method. The initial conversion price for the 2014 New Debentures is $0.25 per share, subject to adjustments upon certain events, as set forth in the 2014 New Debentures. At the date of issuance the fair value of the conversion option liability was determined to be $413,606, which has been recorded as a discount to the 2014 New Debentures. In connection with the 2015 New Debentures, the Company incurred $20,000 in legal fees which are included in debt issuance costs in the accompanying condensed consolidated balance sheets at June 30, 2016 and December 31, 2015. As of June 30, 2016 and December 31, 2015, the discount related to the 2015 New Debentures amounted to $387,965.

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

SG BLOCKS, INC. AND SUBSIDIARIES

(Debtor-in-Possession December 31, 2015 through June 30, 2016)

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2016 and 2015 (Unaudited)

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

Due to the Company filing a voluntary petition for relief under Chapter 11 of Title 11 of the Bankruptcy Court, interest stopped accruing on October 15, 2015. Additional contractual interest through June 30, 2016 would have resulted in $146,509 of additional interest. On June 30, 2016, in connection with the Plan, all of the outstanding debentures were converted into preferred stock in accordance with the Plan as disclosed in Note 1.

Successor Company

On the Effective Date, and pursuant to the terms of the Plan, SGB entered into a Securities Purchase Agreement, dated June 30, 2016, (the “2016 SPA”), pursuant to which SGB sold for a subscription price of $2,000,000, a 12% Original Issue Discount Senior Secured Convertible Debenture to HCI in the principal amount of $2,500,000, with a maturity date of June 30, 2018 (the “2016 Debenture”). The 2016 Debenture is convertible at HCI’s option at any time in whole or in part into shares of New Common Stock (as defined below) at a ratio of 1 share for every $1.25 of debt. Pursuant to that certain Subsidiary Guaranty Agreement, effective as of the Effective Date (the “Guarantee Agreement”), by SG Building in favor of HCI, SG Building unconditionally guaranteed (the “Guarantee”) the obligations and indebtedness owed to HCI under the 2016 Debenture and the Guarantee is secured by a first-priority lien and security interest on all of the Guarantor’s assets. The 2016 Debenture and SG Building’s obligations under the Guarantee are secured by a first-priority lien and security interest on all of the Company’s and SG Building’s assets pursuant to that certain Security Agreement, dated as of the Effective Date, by and between the Company, SG Building and HCI (the “Security Agreement”). At the date of issuance the fair value of the conversion option liability was determined to be $394,460, which has been recorded as a discount to the debenture. HCI is a related party as disclosed in Note 10.

A summary of the Company’s convertible debentures as of June 30, 2016 and December 31, 2015 is as follows:

	Successor 2016	Predecessor 2015
2015 Exchange Debentures	$-	$2,489,760
2015 New Debentures, net of $229,405 and $387,965 discount	-	2,316,685
Bridge Debenture	-	210,600
2016 Debenture, net of $939,611 discount	1,560,389	-

Total debt	1,560,389	5,017,045

Less current portion	-	-

Long-term debt	$1,560,389	$5,017,045

SG BLOCKS, INC. AND SUBSIDIARIES

(Debtor-in-Possession December 31, 2015 through June 30, 2016)

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2016 and 2015 (Unaudited)

6.	Convertible Debentures (continued)

For the six months ended June 30, 2015, interest expense on the convertible debentures amounted to $159,828, and is included on the accompanying condensed consolidated statements of operations. For the three months ended June 30, 2015, interest expense on the convertible debentures amounted to $79,914, and is included on the accompanying condensed consolidated statements of operations. For the six months ended June 30, 2016 and 2015, total amortization relating to the discount amounted to $387,965 and $202,416, respectively, and is included in interest expense on the accompanying condensed consolidated statements of operations. For the three months ended June 30, 2016 and 2015, total amortization relating to the discount amounted to $338,438 and $101,208, respectively, and is included in interest expense on the accompanying condensed consolidated statements of operations.

7.	Net Income (Loss) Per Share – Predecessor

Basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of the common shares issuable upon the exercise of stock options and warrants. Potentially dilutive common shares are excluded from the calculation if their effect is antidilutive.  Diluted income per share includes the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” method as applicable.  At June 30, 2016, there were options and warrants to purchase 15,425,001 and 25,572,059 shares of common stock, respectively, outstanding which could potentially dilute future net income (loss) per share. At June 30, 2016 the Company also has outstanding convertible debt which is initially convertible into 17,602,800 shares of common stock that could potentially dilute future net income (loss) per share. The number of shares the convertible debt could be converted into could potentially increase under certain circumstances related to the market price of the Company’s common stock at the time of conversion. At June 30, 2015, there were options and warrants to purchase 15,425,001 and 25,572,059 shares of common stock, respectively, outstanding which could potentially dilute future net income (loss) per share. At June 30, 2015 the Company also had outstanding convertible debt which was initially convertible into 15,982,800 shares of common stock, which could potentially dilute future net income (loss) per share.

8.	Warrants and Stock Options and Grants

Prior to the Effective Date the Predecessor Company had 25,572,059 warrants and 15,425,001 stock options outstanding. In connection with the Plan these instruments were cancelled. No warrants or stock options have been granted by the Successor Company

9.	Commitments and Contingencies

Litigation - The Company is subject to periodic lawsuits, investigations and claims during the ordinary course of business. The Company is not a party to any material litigation as of June 30, 2016.

Operating lease - The Company leases office space in New York City to conduct its business. The Company’s previous lease began October 1, 2013 and expired March 31, 2015. Non-contingent rent increases were being amortized over the life of the lease on a straight line basis. Subsequent to March 31, 2015, the Company entered into a month-to-month lease for office space. The rental expense charged to operations for the three months ended June 30, 2016 and 2015 amounted to $0 and $13,056, respectively. The rental expense charged to operations for the six months ended June 30, 2016 and 2015 amounted to $3,600 and $31,403, respectively.

10.	Related Party Transactions

On March 26, 2009, the Company entered into a $50,000 revolving credit promissory note (the “Revolver”) with Vector Group Ltd. (“Vector”), the former controlling stockholder of the Company. On January 26, 2011, the Company and Vector entered into an amendment to the Revolver increasing the amount that the Company may borrow from $50,000 to $100,000. The loan bears interest at 11% per annum and was due on December 31, 2013. During January 2014, the Revolver was extended from December 31, 2013 to June 30, 2015. The Revolver is currently in default but the Company has obtained waivers from the Convertible Debenture holders in regards to a cross default provision outlined in the underlying agreements. As of June 30, 2016 and December 31, 2015, the balance due to Vector amounted to $73,500. In connection with the Plan the total amount including accrued interest due to Vector was adjusted to $100,000. As of June 30, 2016 and December 31, 2015, accrued interest related to the Revolver amounted to $26,500 and $43,301, respectively, and is included in accrued interest, related party on the accompanying condensed consolidated balance sheets. Due to the Company filing a voluntary petition for relief under Chapter 11 of Title 11 of the Bankruptcy Court, interest stopped accruing on October 15, 2015. Additional contractual interest through March 31, 2016 would have resulted in $3,773 of additional interest. Subsequent to March 31, 2016, in connection with the Plan, the Revolver was treated as an unsecured claim and paid in accordance with the Plan. Interest expense for other related party notes payable amounted to $2,044 and $4,065 for the three months and six months ended June 30, 2015, respectively.

SG BLOCKS, INC. AND SUBSIDIARIES

(Debtor-in-Possession December 31, 2015 through June 30, 2016)

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2016 and 2015 (Unaudited)

10.	Related Party Transactions (continued)

ConGlobal Industries, Inc. is a minority stockholder of the Company and provides containers and labor on domestic projects.  The Company recognized Cost of Goods Sold of $105,869 and $176,990, for services ConGlobal Industries, Inc. rendered during the three months ended June 30, 2016 and 2015 respectively. The Company recognized Cost of Goods Sold of $209,228 and $545,569, for services ConGlobal Industries, Inc. rendered during the six months ended June 30, 2016 and 2015 respectively. As of June 30, 2016 and December 31, 2015, $154,567 and $317,468, respectively, of such expenses are included in related party accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

The Lawrence Group is a minority stockholder of the Company and is a building design, development and project delivery firm. As of June 30, 2016 and December 31, 2015, $52,683 of expenses were included in related party accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

An affiliated accounting firm of the Company’s former Chief Financial Officer provided accounting and consulting services to the Company. The Company recognized General and Administrative expenses in the amount of $10,000 and $42,000, respectively, for the three months and six months ended June 30, 2015.

A preferred stockholder holds the 2016 Debenture as disclosed in Note 6.

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

Results of Operations

Six Months Ended June 30, 2016 and 2015:

	2016	2015
Loss from operations	$(777,214)	$(729,440)
Other income (expense)	(429,009)	137,318
Reorganization items	541,486	-
Net Loss	$(664,737)	$(592,122)

Revenue

Revenue for the six months ended June 30, 2016 was $1,056,223 compared to $1,870,874 for the six months ended June 30, 2015. This decrease of $814,651 resulted mainly from a decrease of revenue from block “green steel” jobs. Revenue recognized from block “green steel” jobs decreased by $821,232 for the six months ended June 30, 2016 compared to the three months ended June 30, 2015. Revenue from block “green steel” jobs decreased primarily due to a decrease in the number of jobs being completed during the six months ended June 30, 2016 compared to the six months ended June 30, 2015.

Cost of Revenue and Gross Profit

Cost of revenue decreased by $601,124 to $859,974 for the six months ended June 30, 2016 from $1,461,098 for the six months ended June 30, 2015. The decrease in cost of revenue resulted primarily from a decrease of costs from block “green steel” jobs. Costs recognized from block “green steel” jobs decreased $617,254 for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. Gross profit decreased to $196,249 for the six months ended June 30, 2016 compared to $409,776 for the six months ended June 30, 2015. Gross profit percentage decreased to 19% for the six months ended June 30, 2016 compared to 22% for the six months ended June 30, 2015.

Payroll and Related Expense

Payroll and related expense for the six months ended June 30, 2016 was $367,254 compared to $591,378 for the six months ended June 30, 2015. This decrease resulted from a decrease in salaries for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. This decrease was caused by a decrease in head count as well as reduction in salaries.

Other Operating Expenses

Other operating expense for the six months ended June 30, 2016 was $606,209 compared to $547,838 for the six months ended June 30, 2015. This increase was mainly caused by an increase in legal expenses due to the bankruptcy proceedings.

Interest Expense

Interest expense for the six months ended June 30, 2016 was $429,017 compared to $378,077 for the six months ended June 30, 2015. This increase was mainly caused by an increase in amortization of debt discount for the six months ended June 30, 2016 compared to the six month ended June 30, 2015.

Other income (expense)

During the six months ended June 30, 2015, there was other income (expense) recognized due to a change in fair value of financial instruments of $515,382. There was no other income (expense) recognized as a result of a change in fair value of financial instruments during the six months ended June 30, 2016, because the fair value of financial instruments was de minimis at December 31, 2015 and June 30, 2016.

Three Months Ended June 30, 2016 and 2015:

	2016	2015
Loss from operations	$(525,945)	$(174,845)
Other income (expense)	(265,248)	(60,232)
Reorganization items	633,140	-
Net Loss	$(158,053)	$(235,077)

Revenue

Revenue for the three months ended June 30, 2016 was $828,477 compared to $1,468,835 for the three months ended June 30, 2015. This decrease of $640,358 resulted mainly from a decrease of revenue from block “green steel” jobs. Revenue recognized from block “green steel” jobs decreased by $643,143 for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. Revenue from block “green steel” jobs decreased primarily due to a decrease in the number of jobs being completed during the three months ended June 30, 2016 compared to the three months ended June 30, 2015.

Cost of Revenue and Gross Profit

Cost of revenue decreased by $414,430 to $686,745 for the three months ended June 30, 2016 from $1,101,175 for the three months ended June 30, 2015. The decrease in cost of revenue resulted primarily from a decrease of costs from block “green steel” jobs. Costs recognized from block “green steel” jobs decreased $431,327 for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. Gross profit decreased to $141,732 for the three months ended June 30, 2016 compared to $367,660 for the three months ended June 30, 2015. Gross profit percentage decreased to 17% for the three months ended June 30, 2016 compared to 25% for the three months ended June 30, 2015.

Payroll and Related Expense

Payroll and related expense for the three months ended June 30, 2016 was $200,318 compared to $280,155 for the three months ended June 30, 2015. This decrease resulted from a decrease in salaries for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. This decrease was caused by a decrease in head count as well as reduction in salaries.

Other Operating Expenses

Other operating expense for the three months ended June 30, 2016 was $467,359 compared to $262,350 for the three months ended June 30, 2015. This increase was mainly caused by an increase in legal expenses due to the bankruptcy proceedings.

Interest Expense

Interest expense for the six months ended June 30, 2016 was $265,253 compared to $189,730 for the three months ended June 30, 2015. This increase was mainly caused by an increase in amortization of debt discount for the three months ended June 30, 2016 compared to the three month ended June 30, 2015.

Other income (expense)

During the three months ended June 30, 2015, there was other income (expense) recognized due to a change in fair value of financial instruments of $129,491. There was no other income (expense) recognized as a result of a change in fair value of financial instruments during the six months ended June 30, 2016, because the fair value of financial instruments was diminimus at March 31, 2016 and June 30, 2016.

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

Liquidity and Capital Resources

Since SG Building’s inception in 2008, SG Building has generated losses from operations and the Company anticipates that it will continue to generate losses from operations for the foreseeable future. As of December 31, 2015, the Company’s stockholders’ deficit was approximately $5,880,000. The Company’s net loss before reorganization items for the six months ended June 30, 2016 was $1,206,223. Net cash used in operating activities was $832,895 for the six months ended June 30, 2016. At June 30, 2016, the Company had a cash balance of $955,803.

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

Off-Balance Sheet Arrangements

As of June 30, 2016 and December 31, 2015, the Company had no material off-balance sheet arrangements other than operating leases to which SG Building is a party.

In the ordinary course of business, SG Building enters into agreements with third parties that include indemnification provisions which, in its judgment, are normal and customary for companies in its industry sector. These agreements are typically with consultants and vendors. Pursuant to these agreements, SG Building generally agrees to indemnify, hold harmless, and reimburse the other parties for losses suffered or incurred by such parties with respect to actions taken or omitted by SG Building. The maximum potential amount of future payments SG Building could be required to make under these indemnification provisions is unlimited. SG Building has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, the Company has no liabilities recorded for these provisions as of June 30, 2016.

Critical Accounting Policies and New Accounting Pronouncements

Critical Accounting Policies

Our condensed consolidated financial statements have been prepared with generally accepted accounting principles in the United States (“GAAP”), which require management to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that management believes to be reasonable. Actual results may differ from those estimates. Critical accounting policies represent the areas where more significant judgments and estimates are used in the preparation of our condensed consolidated financial statements. A discussion of such critical accounting policies, which include share-based payments, derivative instruments, and revenue recognition can be found in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2015. There have been no material changes to the policies noted above as of the Quarterly Report on Form 10-Q for the period ended March 31, 2016 besides the following.

Goodwill – Goodwill represents the excess of reorganization value over fair-value of identified net assets upon emergence from bankruptcy. In accordance with the accounting guidance on goodwill, the Company performs its impairment test of goodwill at the reporting unit level each fiscal year, or more frequently if events or circumstances change that would more likely than not reduce the fair value of its reporting units below their carrying values.

Intangible assets – Intangible assets represent the preliminary assets identified upon emergence from bankruptcy and consist of $2,766,000 of proprietary knowledge and technology which is being amortized over 20 years and $1,113,000 of customer contracts which is being amortized over 2.5 years. The estimated amortization expense for the successive five years is as follows:

For the year ending December 31,:

2017	$583,500
2018	583,500
2019	138,300
2020	138,300
2021	$138,300

Related Party Transactions

Transactions with Vector

On March 26, 2009, the Company entered into a $50,000 revolving credit promissory note (the “Revolver”) with Vector Group Ltd. (“Vector”), the former controlling stockholder of the Company. On January 26, 2011, the Company and Vector entered into an amendment to the Revolver increasing the amount that the Company may borrow from $50,000 to $100,000. The loan bears interest at 11% per annum and was due on December 31, 2013. During January 2014, the Revolver was extended from December 31, 2013 to June 30, 2015. The Revolver is currently in default but the Company has obtained waivers from the Convertible Debenture holders in regards to a cross default provision outlined in the underlying agreements. As of June 30, 2016 and December 31, 2015, the balance due to Vector amounted to $73,500. In connection with the Plan the total amount including accrued interest due to Vector was adjusted to $100,000. As of June 30, 2016 and December 31, 2015, accrued interest related to the Revolver amounted to $26,500 and $43,301, respectively, and is included in accrued interest, related party on the accompanying condensed consolidated balance sheets. Due to the Company filing a voluntary petition for relief under Chapter 11 of Title 11 of the Bankruptcy Court, interest stopped accruing on October 15, 2015. Additional contractual interest through March 31, 2016 would have resulted in $3,773 of additional interest. Subsequent to March 31, 2016, in connection with the Plan, the Revolver was treated as an unsecured claim and paid in accordance with the Plan. Interest expense for other related party notes payable amounted to $2,044 and $4,065 for the three months and six months ended June 30, 2015, respectively.

ConGlobal Industries, Inc. is a minority stockholder of the Company and provides containers and labor on domestic projects.  The Company recognized Cost of Goods Sold of $105,869 and $176,990, for services ConGlobal Industries, Inc. rendered during the three months ended June 30, 2016 and 2015 respectively. The Company recognized Cost of Goods Sold of $209,228 and $545,569, for services ConGlobal Industries, Inc. rendered during the six months ended June 30, 2016 and 2015 respectively. As of June 30, 2016 and December 31, 2015, $154,567 and $317,468, respectively, of such expenses are included in related party accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

The Lawrence Group is a minority stockholder of the Company and is a building design, development and project delivery firm. As of June 30, 2016 and December 31, 2015, $52,683 of expenses were included in related party accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

An affiliated accounting firm of the Company’s former Chief Financial Officer provided accounting and consulting services to the Company. The Company recognized General and Administrative expenses in the amount of $10,000 and $42,000, respectively, for the three months and six months ended June 30, 2015.

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

The description of our Bankruptcy Proceedings in Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Bankruptcy Proceedings is incorporated herein by reference.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in Part 1, Item 1A, of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

The Revolver has matured and was in default. The Revolver was treated as an unsecured claim and Vector was paid $100,000 in accordance with the Plan.

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

SG BLOCKS, INC.
(Registrant)

Date: August 22, 2016	By:	/s/ Mahesh Shetty
Mahesh Shetty Chief Financial Officer (Duly Authorized Officer and Principal Financial and Chief Accounting Officer)

