Form 10-Q
period 2016-09-30
SG BLOCKS, INC.
filed 2016-11-10
CIK 1023994

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Yes ☒    No ☐

As of November 7, 2016, there were 491,357 shares of the registrant’s common stock, $0.01 par value, outstanding.

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

On the Effective Date, and pursuant to the terms of the Plan, SGB entered into a Securities Purchase Agreement, dated June 30, 2016, (the “2016 SPA”), pursuant to which SGB sold for a subscription price of $2.0 million a 12% Original Issue Discount Senior Secured Convertible Debenture to HCI in the principal amount of $2.5 million, with a maturity date of June 30, 2018 (the “Exit Facility”). The Exit Facility is convertible at HCI’s option at any time in whole or in part into shares of New Common Stock (as defined below) at a ratio of 1 share for every $1.25 of debt. Pursuant to that certain Subsidiary Guaranty Agreement, effective as of the Effective Date (the “Guarantee Agreement”), by SG Building in favor of HCI, SG Building unconditionally guaranteed (the “Guarantee”) the obligations and indebtedness owed to HCI under the Exit Facility and the Guarantee is secured by a first-priority lien and security interest on all of the Guarantor’s assets. The Exit Facility and SG Building’s obligations under the Guarantee are secured by a first-priority lien and security interest on all of the Company’s and SG Building’s assets pursuant to that certain Security Agreement, dated as of the Effective Date, by and between the Company, SG Building and HCI (the “Security Agreement”). The Exit Facility will be used (i) to make a one hundred percent (100%) distribution for payment of unsecured claims in accordance with the Plan, (ii) to pay all costs of the administration of SGB’s Bankruptcy, (iii) to pay all amounts owed under the DIP Facility and (iv) for general working capital purposes of SGB. As of September 30, 2016, in accordance with the Plan, 75% of the unsecured claims have been paid as well as amount owed under the DIP Facility.

Prior to the Effective Date, SGB was authorized to issue 300,000,000 shares of common stock, par value $0.01 (the “Former Common Stock”) of which 42,918,927 shares were issued and outstanding as of June 29, 2016. On the Effective Date, all previously issued and outstanding shares of the Former Common Stock were deemed discharged, cancelled and extinguished, and, pursuant to the Plan, SGB issued, in the aggregate, 491,357 shares of common stock, par value $0.01 (the “New Common Stock”), to the holders of Former Common Stock, representing 7.5% of SGB’s issued and outstanding New Common Stock, after taking into account full exercise of the Management Options (as defined below) and conversion of the New Preferred Stock (as defined below) but prior to any conversion of the Exit Facility, as of the Effective Date. Further, under the Plan, upon the Effective Date certain members of SGB’s management were entitled to receive options (“Management Options”) to acquire an aggregate of 10%, or approximately 655,153 shares, of SGB’s New Common Stock, on a fully diluted basis, assuming conversion of all of the New Preferred Stock but not the Exit Facility. On October 26, 2016, SGB has authorized the Management Options to be issued.

Prior to the Effective Date, SGB was authorized to issue 5,000,000 shares of preferred stock, par value $0.01 (the “Former Preferred Stock”) none of which was issued and outstanding prior to the Effective Date. On the Effective Date, pursuant to the terms of the Plan and SGB’s Amended and Restated Certificate of Incorporation, SGB filed with the Secretary of State of the State of Delaware a Certificate of Designations of Convertible Preferred Stock, designating 5,405,010 shares of preferred stock, par value $1.00 (the “New Preferred Stock”). As described in the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission (“SEC”) on July 7, 2016 (the “July 8-K”), on the Effective Date and pursuant to the Plan, each Prepetition Loan Document (as defined in the July 8-K) was cancelled and the holders of debt thereunder received one share of the New Preferred Stock for each dollar owed by SGB thereunder. The New Preferred Stock is convertible into New Common Stock on a 1:1 basis and, if converted on the Effective Date, would convert into 82.5% of the New Common Stock issued and outstanding on the Effective Date, after taking into account shares of New Common Stock issued to holders of the Former Common Stock and the exercise of the Management Options but prior to any conversion of the Exit Facility. As of September 30, 2016, the potential amount has not changed. On the Effective Date, HCI received 5,405,010 shares of the Company’s preferred stock which is convertible into shares of the Company’s common stock. Since each share of the Company’s preferred stock is able to vote on an as converted basis HCI effectively has a controlling interest in the Company of 51.17% on an as converted basis. As of September 30, 2016, the potential controlling interest percentage has not changed.

Also as described in the July 8-K, all general unsecured claims shall receive a distribution of one hundred percent of its allowed claim, plus post-petition interest calculated at the Federal judgment rate, payable as follows: fifty percent on the Effective Date, twenty five percent at the conclusion of the next full fiscal quarter after the Effective Date and the remaining twenty five percent, plus any post-petition interest owed, at the conclusion of the second full fiscal quarter after the Effective Date. As of September 30, 2016, twenty five percent of the general unsecured claims are due.

References herein to the pre-Effective Date common stock of SGB shall be deemed references to Former Common Stock and references herein to the post-Effective Date common stock of SGB shall be deemed references to New Common Stock.

SG BLOCKS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SG BLOCKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	Successor September 30, 2016	Predecessor December 31, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$346,417	$466,997
Short-term investment	30,014	30,003
Accounts receivable, net	279,767	86,035
Costs and estimated earnings in excess of billings on uncompleted contracts	25,753	-
Prepaid expenses	33,589	-
Inventory	138,427	158,181
Total current assets	853,967	741,216
Equipment, net	4,926	7,229
Security deposit	1,200	3,900
Debt issuance costs, net	-	5,204
Goodwill	4,162,173	-
Intangible assets, net	3,733,125	-

Totals	$8,755,391	$757,549

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$199,077	$41,163
Accounts payable and accrued expenses – subject to compromise	12,516	120,325
Accrued interest, related party – subject to compromise	-	43,301
Accrued interest	-	173,147
Related party accounts payable and accrued expenses	45,818	-
Related party accounts payable and accrued expenses – subject to compromise	92,840	370,151
Related party notes payable – secured claim	25,000	73,500
Convertible debentures, net of discounts of $387,965 – secured claim	-	5,017,045
Billings in excess of costs and estimated earnings on uncompleted contracts	111,353	28,024
Deferred revenue	167,002	170,530
Conversion option liabilities	376,115	-
Total current liabilities	1,029,721	6,037,186
Debtor in possession financing	-	600,000
Convertible debentures, net of discounts of $782,653	1,717,348	-
Total liabilities	2,747,069	6,637,186

Commitments and Contingencies

Stockholders’ equity (deficit):
Successor Preferred stock, $1.00 par value, 5,405,000 shares authorized; 5,405,010 issued and outstanding	5,405,010	-
Predecessor Preferred stock, $0.01 par value, 5,000,000 shares authorized; 0 issued and outstanding	-	-
Successor Common stock, $0.01 par value, 300,000,000 shares authorized; 491,357 issued and outstanding	4,913	-
Predecessor Common stock, $0.01 par value, 300,000,000 shares authorized; 42,918,927 issued and outstanding	-	429,189
Successor additional paid-in capital	1,141,605	-
Predecessor additional paid-in capital	-	7,171,683
Accumulated deficit	(543,206)	(13,480,509)
Total stockholders’ equity (deficit)	6,008,322	(5,879,637)

Totals	$8,755,391	$757,549

The accompanying notes are an integral part of these condensed consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor For the Three Months Ended September 30,	Predecessor For the Three Months Ended September 30,
	2016	2015
	(Unaudited)	(Unaudited)
Revenue:
SG Block sales	$238,781	$269,993
Engineering services	76,929	19,588
Project management	-	-
	315,710	289,581

Cost of revenue:
SG Block sales	189,520	220,054
Engineering services	68,423	15,319
Project management	-	12,000
	257,943	247,373

Gross profit	57,767	42,208

Operating expenses:
Payroll and related expenses	155,455	222,166
General and administrative expenses	236,804	161,724
Marketing and business development expense	16,196	9,258
Pre-project expenses	22,633	-
Total	431,088	393,148

Operating loss	(373,321)	(350,940)

Other income (expense):
Interest expense	(123,412)	(1,442,342)
Interest income	3	-
Change in fair value of financial instruments	18,345	131,289
Total	(105,064)	(1,311,053)

Net loss before reorganization items	(478,385)	(1,661,993)

Reorganization items:
Legal and professional fees	(64,821)	-
Gain on reorganization	-	-
Total	(64,821)	-

Net loss	$(543,206)	$(1,661,993)

Net loss per share - basic and diluted:
Basic and diluted	$(1.11)	$(.04)

Weighted average shares outstanding:
Basic and diluted	491,357	42,918,927

The accompanying notes are an integral part of these condensed consolidated financial statements.

 SG BLOCKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor For the Three Months Ended September 30,	Predecessor For the Six Months Ended June 30,	Predecessor For the Nine Months Ended September 30,
	2016	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)
Revenue:
SG Block sales	$238,781	$1,004,216	$2,095,341
Engineering services	76,929	52,007	45,114
Project management	-	-	20,000
	315,710	1,056,223	2,160,455

Cost of revenue:
SG Block sales	189,520	816,076	1,653,384
Engineering services	68,423	43,898	38,087
Project management	-	-	17,000
	257,943	859,974	1,708,471

Gross profit	57,767	196,249	451,984

Operating expenses:
Payroll and related expenses	155,455	367,254	813,544
General and administrative expenses	236,804	557,069	592,165
Marketing and business development expense	16,196	22,729	111,379
Pre-project expenses	22,633	26,411	15,276
Total	431,088	973,463	1,532,364

Operating loss	(373,321)	(777,214)	(1,080,380)

Other income (expense):
Interest expense	(123,412)	(429,017)	(1,820,419)
Interest income	3	8	13
Change in fair value of financial instruments	18,345	-	646,671
Total	(105,064)	(429,009)	(1,173,735)

Net loss before reorganization items	(478,385)	(1,206,223)	(2,254,115)

Reorganization items:
Legal and professional fees	(64,821)	(171,893)	-
Gain on reorganization	-	713,379	-
Total	(64,821)	541,486	-

Net loss	$(543,206)	$(664,737)	$(2,254,115)

Net loss per share - basic and diluted:
Basic and diluted	$(1.11)	$(.02)	$(.05)

Weighted average shares outstanding:
Basic and diluted	491,357	42,918,927	42,918,927

The accompanying notes are an integral part of these condensed consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES

IN STOCKHOLDERS' EQUITY (DEFICIT)

For the Nine Months Ended September 30, 2016 (Unaudited)	$0.01 Par Value Common Stock		Preferred	Additional Paid-in	Accumulated
	Shares	Amount	Stock	Capital	Deficit	Total

Balance - December 31, 2015 (Predecessor)	42,918,927	$429,189	$-	$7,171,683	$(13,480,509)	$(5,879,637)

Stock-based compensation	-	-	-	119,146	-	119,146

Net loss	-	-	-	-	(664,737)	(664,737)

Cancellation of Predecessor equity	(42,918,927)	(429,189)	-	(7,290,829)	14,145,246	6,425,228
Balance – June 30, 2016 (Predecessor)	-	-	-	-	-	-

Issuance of preferred stock	-	-	5,405,010	-	-	5,405,010

Issuance of Successor common stock	491,357	4,913	-	1,186,756	-	1,191,669

Reorganization adjustment	-	-	-	(45,151)	-	(45,151)

Net loss	-	-	-	-	(543,206)	(543,206)
Balance – September 30, 2016 (Successor)	491,357	$4,913	$5,405,010	$1,141,605	$(543,206)	$6,008,322

The accompanying notes are an integral part of these condensed consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor For the Three Months Ended September 30, 2016	Predecessor For the Six Months Ended June 30, 2016	Predecessor For the Nine Months Ended September 30, 2015
	(Unaudited)	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(543,206)	$(664,737)	$(2,254,115)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	674	1,629	2,803
Amortization of debt issuance costs	-	5,204	15,611
Amortization of intangible assets	145,875	-	-
Amortization of discount on convertible debentures	111,808	387,965	311,625
Default penalty on convertible debentures	-	-	1,247,310
Interest income on short-term investment	(3)	(8)	(13)
Change in fair value of financial instruments	(18,345)	-	(646,671)
Interest expense on debtor in possession financing	-	35,848	-
Gain on reorganization	-	(713,379)	-
Stock-based compensation	-	119,146	145,843
Changes in operating assets and liabilities:
Accounts receivable	(88,874)	(104,858)	(892)
Cost and estimated earnings in excess of billings on uncompleted contracts	(25,753)	-	(5,765)
Inventory	(98,257)	118,011	184,031
Prepaid expenses and other current assets	(5,000)	(28,589)	7,717
Accounts payable and accrued expenses	(76,403)	269,317	(126,356)
Accounts payable and accrued expenses – subject to compromise	(21,197)	(22,457)	-
Accrued interest, related party	(26,500)	-	6,131
Accrued interest	-	-	159,828
Related party accounts payable and accrued expenses	45,818	-	173,494
Related party accounts payable and accrued expenses – subject to compromise	(113,789)	(163,522)	-
Billings in excess of costs and estimated earnings -on uncompleted contracts	68,679	14,650	14,066
Deferred revenue	83,587	(87,115)	(254,708)
Net cash used in operating activities	(560,886)	(832,895)	(1,020,061)

Cash flows provided by investing activities:
Security deposit refund	-	2,700	12,000

Cash flows from financing activities:
Principal payments on related party notes payable	(48,500)	-	-
Proceeds from issuance of convertible debentures	-	1,319,001	150,000
Net cash provided by (used in) financing activities	(48,500)	1,319,001	150,000

Net increase (decrease) in cash and cash equivalents	(609,386)	488,806	(858,061)

Cash and cash equivalents - beginning of period	955,803	466,997	884,188

Cash and cash equivalents - end of period	$346,417	$955,803	$26,127

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-	$79,914

Supplemental disclosure of non-cash financing activities:
Conversion of debtor in possession financing to convertible debentures	-	$600,000	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2016 and 2015 (Unaudited)

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

During 2011, the Company formed SG Blocks Sistema De Constucao Brasileiro LTDA. (“SG Brazil”), a wholly owned subsidiary of the Company. SG Brazil is currently inactive. During 2015, the Company formed Endaxi Infrastructure Group, Inc. (“Endaxi”), a wholly owned subsidiary of the Company, which is currently inactive.

2.	Liquidity and Financial Condition

On October 15, 2015, the Company filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). On June 3, 2016, the United States Bankruptcy Court for the Southern District of New York confirmed the Company’s plan of reorganization (the “Plan”). The Plan became effective, and the Company emerged from bankruptcy on June 30, 2016 (the “Effective Date”).

On October 15, 2015, the Company, as borrower, and its subsidiaries, as guarantors, entered into a Debtor in Possession Credit Agreement (the “DIP Credit Agreement” and the loans thereunder, the “DIP Loan”) with Hillair Capital Investments L.P. (“HCI”), and, as a condition to the making of the DIP Loan, the Company and its subsidiaries entered into a Senior Security Agreement (the “DIP Security Agreement” and together with the DIP Credit Agreement and the other documents entered into in connection therewith, the “DIP Facility”), also dated as of October 15, 2015, with Hillair Capital Management LLC (“HCM”) pursuant to which SGB and its subsidiaries granted HCM a first priority security interest in all of their respective assets for the benefit of HCI. The DIP Loan had a maximum principal amount of $600,000, bore interest at a rate of 12% and was due and payable upon the earlier to occur of April 15, 2016 and other dates specified in the DIP Credit Agreement, and required the Company to pay a collateral fee of $25,000. The DIP Loan became due on April 15, 2016 but was not repaid until the Effective Date as described below. The funds advanced under the DIP Facility were used by the Company to fund its operation during the Bankruptcy Proceeding, including payment of professional fees and expenses. On the Effective Date and in accordance with the Plan, the DIP Facility was repaid in full and the related DIP Credit Agreement was terminated.

On the Effective Date, and pursuant to the terms of the Plan, the Company entered into a Securities Purchase Agreement, dated June 30, 2016, (the “2016 SPA”), pursuant to which the Company sold, for a subscription price of $2,000,000, a 12% Original Issue Discount Senior Secured Convertible Debenture to HCI in the principal amount of $2,500,000, with a maturity date of June 30, 2018 (the “Exit Facility”). The Exit Facility is convertible at HCI’s option at any time in whole or in part into shares of New Common Stock (as defined below) at a ratio of 1 share for every $1.25 of debt. Pursuant to that certain Subsidiary Guaranty Agreement, effective as of the Effective Date (the “Guarantee Agreement”), by SG Building in favor of HCI, SG Building unconditionally guaranteed (the “Guarantee”) the obligations and indebtedness owed to HCI under the Exit Facility. The Exit Facility and SG Building’s obligations under the Guarantee are secured by a first-priority lien and security interest on all of the Company’s and SG Building’s assets pursuant to that certain Security Agreement, dated as of the Effective Date, by and between the Company, SG Building and HCI (the “Security Agreement”). The Exit Facility will be used (i) to make a one hundred percent (100%) distribution for payment of unsecured claims in accordance with the Plan, (ii) to pay all costs of the administration of SGB’s Bankruptcy, (iii) to pay all amounts owed under the DIP Facility and (iv) for general working capital purposes of the Company. As of September 30, 2016, in accordance with the Plan, 75% of the unsecured claims have been paid as well as amount owed under the DIP Facility.

Prior to the Effective Date, the Company was authorized to issue 300,000,000 shares of common stock, par value $0.01 (the “Former Common Stock”) of which 42,918,927 shares were issued and outstanding as of June 29, 2016. On the Effective Date, all previously issued and outstanding shares of the Former Common Stock were deemed discharged, cancelled and extinguished, and, pursuant to the Plan, SGB issued, in the aggregate, 491,357 shares of common stock, par value $0.01 (the “New Common Stock”), to the holders of Former Common Stock, representing 7.5% of SGB’s issued and outstanding New Common Stock, after taking into account full exercise of the Management Options (as defined below) and conversion of the New Preferred Stock (as defined below) but prior to any conversion of the Exit Facility, as of the Effective Date. Further, under the Plan, upon the Effective Date certain members of the Company’s management were entitled to receive options (“Management Options”) to acquire an aggregate of 10%, or approximately 655,153 shares, of SGB’s New Common Stock, on a fully diluted basis, assuming conversion of all of the New Preferred Stock but not the Exit Facility. On October 26, 2016, SGB has authorized the Management Options to be issued.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2016 and 2015 (Unaudited)

2.	Liquidity and Financial Condition (continued)

Prior to the Effective Date, the Company was authorized to issue 5,000,000 shares of preferred stock, par value $0.01 (the “Former Preferred Stock”) none of which was issued and outstanding prior to the Effective Date. On the Effective Date, pursuant to the terms of the Plan and the Company’s Amended and Restated Certificate of Incorporation, the Company filed with the Secretary of State of the State of Delaware a Certificate of Designations of Convertible Preferred Stock, designating 5,405,010 shares of preferred stock, par value $1.00 (the “New Preferred Stock”). As described in the Current Report on Form 8-K filed by the Company with the SEC on July 7, 2016 (as amended, the “July 8-K”), on the Effective Date and pursuant to the Plan, each Prepetition Loan Document (as defined in the July 8-K) was cancelled and the holders of debt thereunder received one share of the New Preferred Stock for each dollar owed by the Company thereunder. The New Preferred Stock is convertible into New Common Stock on a 1:1 basis and, if converted on the Effective Date, would convert into 82.5% of the New Common Stock issued and outstanding on the Effective Date, after taking into account shares of New Common Stock issued to holders of the Former Common Stock and the exercise of the Management Options but prior to any conversion of the Exit Facility. As of September 30, 2016, the potential amount has not changed. On the Effective Date, HCI received 5,405,010 shares of the Company’s preferred stock which is convertible into shares of the Company’s common stock. Since each share of the Company’s preferred stock is able to vote on an as converted basis HCI effectively has a controlling interest in the Company of 51.17% on an as converted basis. As of September 30, 2016, the potential controlling interest percentage has not changed.

Also as described in the July 8-K, all general unsecured claims shall receive a distribution of one hundred percent of its allowed claim, plus post-petition interest calculated at the Federal judgment rate, payable as follows: fifty percent on the Effective Date, twenty five percent at the conclusion of the next full fiscal quarter after the Effective Date and the remaining twenty five percent, plus any post-petition interest owed, at the conclusion of the second full fiscal quarter after the Effective Date. These claims have been identified as subject to compromise on the balance sheet. As of September 30, 2016, twenty five percent of the general unsecured claims are due.

Upon the Company's emergence from Chapter 11 bankruptcy, the Company adopted fresh start accounting, pursuant to the Financial Accounting Standards Board (“FASB”) ASC 852, “Reorganizations”, and applied the provisions thereof to its financial statements. The Company qualified for fresh start accounting because (i) the holders of existing voting shares of the pre-emergence debtor-in-possession, referred to herein to as the “Predecessor” or “Predecessor Company,” received less than 50% of the voting shares of the post-emergence successor entity, which we refer to herein as the “Successor” or “Successor Company” and (ii) the reorganization value of the Company's assets immediately prior to confirmation was less than the post-petition liabilities and allowed claims. The Company applied fresh start accounting on June 30, 2016 when it emerged from bankruptcy protection. Adopting fresh start accounting results in a new reporting entity for financial reporting purposes with no beginning retained earnings or deficit. The cancellation of all existing shares outstanding on the Effective Date and issuance of new shares of the Successor Company caused a related change of control of the Company under ASC 852. Upon the application of fresh start accounting, the Company allocated the reorganization value to its individual assets based on their estimated fair values. Reorganization value represents the fair value of the Successor Company's assets before considering liabilities. As a result of the application of fresh start accounting, as well as the effects of the implementation of the Plan, the Consolidated Financial Statements on or after June 30, 2016 are not comparable with the Consolidated Financial Statements prior to that date. References to “Successor” or “Successor Company” relate to the financial position and results of operations of the reorganized Company subsequent to June 30, 2016. References to “Predecessor” or “Predecessor Company” refer to the financial position and results of operations of the Company prior to June 30, 2016.

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

The Company identified an embedded derivative related to the convertible option feature included in the convertible debentures. The accounting treatment of derivative financial instruments requires the Company to bifurcate and fair value the derivative as of the inception date of the convertible debentures and to fair value the derivative as of each subsequent reporting date. Upon issuance of the convertible debentures on June 30, 2016, the Company received net proceeds of $1,319,001, net of the payoff of $600,000 debtor-in-possession financing and $35,848 in interest expense on such financing, recorded a discount of $500,000, reimbursed HCI for $45,151 of reorganization costs paid by HCI, and recognized a derivative financial instrument approximating $394,460. After these adjustments, the Company’s debt was $1,605,540. The difference between the $2,500,000 face amount and the fair value recorded in fresh-start accounting is being amortized over two years, the current expected life of the debt. The fair value of the convertible options was estimated using a Black-Scholes pricing model with the following assumptions: stock price of $1.00; strike price of $1.25; expected volatility of 48.8%; risk free interest rate of 0.58%; expiration date of two years. The fair value of these convertible options was estimated using Level 3 inputs.

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

For the Nine Months Ended September 30, 2016 and 2015 (Unaudited)

2.	Liquidity and Financial Condition (continued)

The following table reflects the preliminary reorganization and application of ASC 852 on our condensed consolidated balance sheet as of June 30, 2016:

	Predecessor Company	Reorganization Adjustments		Fresh Start Adjustments		Successor Company
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$-	$955,803	(1)	$-		$955,803
Short-term investment	30,011	-		-		30,011
Accounts receivable, net	190,893	-		-		190,893
Prepaid expenses	28,589	-		-		28,589
Inventory	40,170	-		-		40,170
Total current assets	289,663	955,803		-		1,245,466
Equipment, net	5,600	-		-		5,600
Security deposit	1,200	-		-		1,200
Goodwill	-	-		4,162,173	(7)	4,162,173
Intangible assets	-	-		3,879,000	(7)	3,879,000

Totals	$296,463	$955,803		$8,041,173		$9,293,439

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable and accrued expenses	$487,699	$(212,219	)(2)	$-		$275,480
Accounts payable and accrued expenses – subject to compromise	120,325	(86,612	)(2)	-		33,713
Accrued interest, related party – subject to compromise	43,301	(16,801	)(2)	-		26,500
Accrued interest	173,147	(173,147	)(2)	-		-
Related party accounts payable and accrued expenses – subject to compromise	370,151	(163,522	)(2)	-		206,629
Related party notes payable – secured claim	73,500	-		-		73,500
Convertible debentures, net of discounts	5,405,010	(5,405,010	)(3)	-		-
Billings in excess of costs and estimated earnings on uncompleted contracts	42,674	-		-		42,764
Deferred revenue	83,415	-		-		83,415
Convertible option liabilities	-	394,460	(4)	-		394,460
Total current liabilities	6,799,222	(5,662,851)		-		1,136,371
Debtor in possession financing	600,000	(600,000	)(4)	-		-
Convertible debentures, net of discounts	-	1,605,540	(4)	-		1,605,540
Total liabilities	7,399,222	(4,657,311)		-		2,741,911

Commitments and Contingencies

Stockholders’ equity (deficit):
Successor Preferred stock, $1.00 par value, 5,405,000 shares authorized; 5,405,010 issued and outstanding at June 30,2016	-	5,405,010	(3)	-		5,405,010
Predecessor Preferred stock, $0.01 par value, 5,000,000 shares authorized; 0 issued and outstanding at December 31,2015	-	-		-		-
Successor Common stock, $0.01 par value, 300,000,000 shares authorized; 491,357 issued and outstanding at June 30,2016	-	4,913	(5)	-		4,913
Predecessor Common stock, $0.01 par value, 300,000,000 shares authorized; 42,918,927 issued and outstanding at December 31, 2015	429,189	(429,189	)(5)	-		-
Successor additional paid-in capital	-	(45,151	)(6)	1,186,756	(7)	1,141,605
Predecessor additional paid-in capital	7,290,829	-		(7,290,829	)(7)	-
Accumulated deficit	(14,822,777)	677,531		14,145,246	(7)	-
Total stockholders’ equity (deficit)	(7,102,759)	5,613,114		8,041,173		6,551,528

Totals	$296,463	$955,803		$8,041,173		$9,293,439

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2016 and 2015 (Unaudited)

2.	Liquidity and Financial Condition (continued)

Reorganization Adjustments

1.	Reflects the net cash payments recorded as of the Effective Date from implementation of the Plan:

Sources:
Net proceeds from Exit Facility	$1,319,001
Total sources	1,319,001
Uses:
Predecessor accounts payable and accrued expenses paid upon emergence	185,979
Other payments made upon emergence	177,219
Total uses	363,198
Net Sources	$955,803

2.	Reflects the settlement of accounts payable and accrued expenses upon Emergence, as well as payments made on the Effective Date.
3.	Reflects the conversion of Convertible Debentures to Preferred Stock.
4.	Reflects the Convertible Debentures.
5.	Reflects the cancellation of predecessor common stock and the issuance of successor common stock.
6.	Reorganization adjustment.

Fresh Start Adjustments

7.	Reflects the recognition of goodwill, intangible assets and the cumulative impact of fresh-start adjustments.

Reorganization Items

Reorganization items represent amounts incurred subsequent to the bankruptcy filing as a direct result of the filing of the Chapter 11 Cases and are comprised of the following:

	Successor For the Three Months Ended September 30, 2016	Predecessor For the Three Months Ended June 30, 2016	Predecessor For the Six Months Ended June 30, 2016
Legal and professional fees	$(64,821)	$(80,239)	$(171,893)
Net gain on reorganization items	-	713,379	713,379
Reorganization items, net	$(64,821)	$633,140	$541,486

The current level of cash and operating margins is not enough to cover the existing fixed and variable obligations of the Company, so increased revenue performance and the addition of capital through issuances of securities are critical to the Company’s success. At November 7, 2016, the Company had a cash balance of approximately $241,000. The Company expects that through the next eighteen months, the capital requirements to fund the Company’s growth will consume all of the cash flows that it expects to generate from its operations, as well as any proceeds of any other issuances of senior convertible debt securities. The Company further believes that during this period, while the Company is focusing on the growth and expansion of its business, the gross profit that it expects to generate from operations will not generate sufficient funds to cover expected operating costs. Accordingly, the Company requires further external funding to sustain operations and to follow through on the execution of its business plan. There is no assurance that the Company’s plans will materialize or that the Company will be successful in funding estimated cash shortfalls through additional debt or equity capital and through the cash generated by the Company’s operations. Given these conditions, the Company’s ability to continue as a going concern is contingent upon it being able to secure an adequate amount of debt or equity capital to enable it to meet its cash requirements. In addition, the Company’s ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrants into established markets, the competitive environment in which the Company operates and the current capital raising environment.

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

For the Nine Months Ended September 30, 2016 and 2015 (Unaudited)

3.	Summary of Significant Accounting Policies

Interim financial information – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, all adjustments, consisting of normal accruals, considered necessary for a fair presentation of the interim financial statements have been included. Results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

The Company offers a one-year warranty on completed contracts. For the nine months ended September 30, 2016 and 2015, the warranty claims were not material. The Company does not anticipate that any additional claims are likely to occur for warranties that are currently outstanding. Accordingly, no warranty reserve is considered necessary for any of the periods presented.

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

For the Nine Months Ended September 30, 2016 and 2015 (Unaudited)

3.	Summary of Significant Accounting Policies (continued)

Inventory – Raw construction materials (primarily shipping containers) are valued at the lower of costs (first-in, first-out method) or market. Finished goods and work-in-process inventories are valued at the lower of costs or market, using the specific identification method. As of September 30, 2016 and December 31, 2015, inventory consisted principally of work-in-process inventory, which amounted to $138,427 and $158,181, respectively.

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

Intangible assets – Intangible assets represent the preliminary assets identified upon emergence from bankruptcy and consist of $2,766,000 of proprietary knowledge and technology which is being amortized over 20 years and $1,113,000 of customer contracts which is being amortized over 2.5 years. The accumulated amortization and amortization expense as of and for the nine months ended was $145,875. The estimated amortization expense for the successive five years is as follows:

For the year ending December 31,:
2017	$583,500
2018	583,500
2019	138,300
2020	138,300
2021	138,300

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

The Company uses three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities.
Level 2	Quoted prices for similar assets and liabilities in active markets or inputs that are observable.
Level 3	Inputs that are unobservable (for example, cash flow modeling inputs based on assumptions).

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	Successor September 30, 2016	Quoted prices in active market for identical assets (Level l)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Short-term investment	$30,014	$-	$30,014	$-
Conversion Option Liabilities	$376,115	$-	$-	$376,115

	Predecessor December 31, 2015	Quoted prices in active market for identical assets (Level l)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Short-term investment	$30,003	$-	$30,003	$-
Warrant Liabilities	$-	$-	$-	$-	(1)
Conversion Option Liabilities	$-	$-	$-	$-	(1)

(1) De minimus value at December 31, 2015.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2016 and 2015 (Unaudited)

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

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis:

	Successor For the Nine Months Ended September 30, 2016	Predecessor For the Nine Months Ended September 30, 2015
Beginning balance	$-	$646,671
Aggregate fair value of conversion option liabilities and warrants issued	394,460	-
Change in fair value related to increase in warrants issued for anti-dilutive adjustment	-	-
Change in fair value of conversion option liabilities and warrants	(18,345)	(646,671)
Ending balance	$376,115	$-

The significant assumptions and valuation methods that the Company used to determine fair value and the change in fair value of the Company’s derivative financial instruments are discussed in Notes 6 and 8.

The Company presented warrant and conversion option liabilities at fair value on its condensed consolidated balance sheets, with the corresponding changes in fair value recorded in the Company’s condensed consolidated statements of operations for the applicable reporting periods. As disclosed in Note 6, the Company computed the fair value of the warrant and conversion option liability at the date of issuance and the reporting dates of September 30, 2016 and December 31, 2015 using a Black-Scholes model.

The calculation of the Black-Scholes model involves the use of the fair value of the Company’s common stock, estimated term, volatility, risk-free interest rates and dividend yield (if applicable). The Company developed the assumptions that were used as follows: The fair value of the Company’s common stock was obtained from the terms of the recapitalization of the Company including the Exit Facility, which occurred concurrent with the Company’s emergence from bankruptcy protection. The term represents the remaining contractual term of the derivative; the volatility rate was developed based on analysis of the Company’s historical stock price volatility and the historical volatility rates of several other similarly situated companies (using a number of observations that was at least equal to or exceeded the number of observations in the life of the derivative financial instrument at issue); the risk free interest rates were obtained from publicly available US Treasury yield curve rates; the dividend yield is zero because the Company has not paid dividends and does not expect to pay dividends in the foreseeable future.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2016 and 2015 (Unaudited)

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

With respect to receivables, concentrations of credit risk are limited to a few customers in the construction industry. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers other than normal lien rights. At September 30, 2016 and December 31, 2015, 68% and 74%, respectively, of the Company’s accounts receivable were due from two customers, respectively.

Revenue relating to two customers represented approximately 73% and 12% of the Company’s total revenue for the three months ended September 30, 2016. Revenue relating to one customer represented approximately 19% of the Company’s total revenue for the three months ended September 30, 2015. Revenue relating to two customers represented approximately 36% and 35% of the Company’s total revenue for the nine months ended September 30, 2016. Revenue relating to four customers represented approximately 25%, 18%, 13% and 12% of the Company’s total revenue for the nine months ended September 30, 2015.

Costs of revenue relating to one vendor, who is a related party and disclosed in Note 10, represented approximately 53% and 91% of the Company’s total cost of revenue for the three months ended September 30, 2016 and 2015. Costs of revenue relating to one unrelated vendor represented approximately 11% of the Company’s total cost of revenue for the three months ended September 30, 2016.Costs of revenue relating to one vendor, who is a related party and disclosed in Note 10, represented approximately 37% and 45% of the Company’s total cost of revenue for the nine months ended September, 2016 and 2015. Costs of revenue relating to one unrelated vendor represented approximately 30% and 24%, respectively, of the Company’s total cost of revenue for the nine months ended September 30, 2016 and 2015. The Company believes it has access to alternative suppliers, with limited disruption to the business, should circumstances change with its existing suppliers.

Recent accounting pronouncements – In May 2014, the FASB issued ASU No. 2014-09 (“ASU 2014-09”), which creates Topic 606, Revenue from Contracts with Customers, and supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, ASU 2014-09 supersedes the cost guidance in Subtopic 605-35, Revenue Recognition --Construction-Type and Production-Type Contracts, and creates new Subtopic 340-40, Other Assets and Deferred Costs -- Contracts with Customers. In summary, the core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, ASU 2014-09 requires enhanced financial statement disclosures over revenue recognition as part of the new accounting guidance. The amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and early application is permitted commencing January 1, 2017. The Company is currently evaluating the provisions of ASU 2014-09 and assessing the impact, if any, it may have on its financial position and results of operations.

In August 2014, the FASB issued ASU 2014 -15, Presentation of Financial Statements - Going Concern. The Update provides U.S. GAAP guidance on management's responsibility in evaluating whether there is substantial doubt about a company's ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company's ability to continue as a going concern within one year from the date the financial statements are issued. This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2013 - 300 --Presentation of Financial Statements (Topic 205): Disclosure of Uncertainties about an Entity's Going Concern Presumption, which has been deleted. The Company is currently evaluating the effects of ASU 2014 -15 on the financial statements.

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

For the Nine Months Ended September 30, 2016 and 2015 (Unaudited)

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

4.	Accounts Receivable

At September 30, 2016 and December 31, 2015, the Company’s accounts receivable consisted of the following:

	2016	2015
Billed:
SG Block sales	$189,842	$82,200
Engineering services	120,160	14,181
Project management	4,000	14,400
Total gross receivables	314,002	110,781
Less: allowance for doubtful accounts	(34,235)	(24,746)
Total net receivables	$279,767	$86,035

5.	Costs and Estimated Earnings on Uncompleted Contracts

Costs and estimated earnings on uncompleted contracts consist of the following at September 30, 2016 and December 31, 2015:

	2016	2015
Costs incurred on uncompleted contracts	$107,100	$18,363
Provision for loss on uncompleted contracts	-	-
Estimated income	19,200	6,786
	126,300	25,149
Less: billings to date	(211,900)	(53,173)

	$(85,600)	$(28,024)

The above amounts are included in the accompanying condensed consolidated balance sheets under the following captions at September 30, 2016 and December 31, 2015.

	2016	2015
Costs and estimated earnings in excess of billings on uncompleted contracts	$25,753	$-
Billings in excess of cost and estimated earnings on uncompleted contracts	(111,353)	(28,024)
	$(85,600)	(28,024)

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

For the Nine Months Ended September 30, 2016 and 2015 (Unaudited)

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

On April 10, 2014, the Company entered into a Securities Purchase Agreement (the “2014 SPA”) with four investors, including Hillair pursuant to which the Company issued and sold (i) $2,080,500 in 8% Original Discount Senior Secured Convertible Debentures, for $1,825,000, with a conversion price of $0.25 per share, subject to adjustment, with a final maturity date of April 1, 2016 (the “2014 New Debentures” together with the 2014 Exchange Debentures, the “2014 Debentures”), and (ii) a five (5) year Common Stock purchase warrant to purchase up to 8,322,000 shares of the Company’s common stock at an exercise price of $0.275 (110% of the conversion price), subject to adjustment with a fair value of $532,944 at issuance, which has been recorded as a discount to the 2014 New Debentures. (As disclosed in Note 8) The Company recorded a discount of $255,500, which is being amortized over the term of the 2014 New Debentures, using the effective interest method. The initial conversion price for the 2014 New Debentures is $0.25 per share, subject to adjustments upon certain events, as set forth in the 2014 New Debentures. At the date of issuance the fair value of the conversion option liability was determined to be $413,606, which has been recorded as a discount to the 2014 New Debentures. In connection with the 2015 New Debentures, the Company incurred $20,000 in legal fees which are included in debt issuance costs in the accompanying condensed consolidated balance sheets at December 31, 2015. As of December 31, 2015, the discount related to the 2015 New Debentures amounted to $387,965.

The Exchange Agreement and the 2015 SPA triggered anti-dilution adjustments to the warrants issued on the Existing Debentures based on a $0.25 per share conversion price (adjusted from the original stated conversion price of $0.43 per share), which reduced the exercise price to $0.25 per share and increased the number of shares issuable upon the exercise of the Existing Warrants from 4,818,605 to 8,288,000 shares.

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

For the Nine Months Ended September 30, 2016 and 2015 (Unaudited)

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

Successor Company

On the Effective Date, and pursuant to the terms of the Plan, SGB entered into a Securities Purchase Agreement, dated June 30, 2016, (the “2016 SPA”), pursuant to which SGB sold for a subscription price of $2,000,000, a 12% Original Issue Discount Senior Secured Convertible Debenture to HCI in the principal amount of $2,500,000, with a maturity date of June 30, 2018 (the “2016 Debenture”). The 2016 Debenture is convertible at HCI’s option at any time in whole or in part into shares of New Common Stock (as defined below) at a ratio of 1 share for every $1.25 of debt. Pursuant to that certain Subsidiary Guaranty Agreement, effective as of the Effective Date (the “Guarantee Agreement”), by SG Building in favor of HCI, SG Building unconditionally guaranteed (the “Guarantee”) the obligations and indebtedness owed to HCI under the 2016 Debenture and the Guarantee is secured by a first-priority lien and security interest on all of the Guarantor’s assets. The 2016 Debenture and SG Building’s obligations under the Guarantee are secured by a first-priority lien and security interest on all of the Company’s and SG Building’s assets pursuant to that certain Security Agreement, dated as of the Effective Date, by and between the Company, SG Building and HCI (the “Security Agreement”). At the date of issuance the fair value of the conversion option liability was determined to be $394,460, which has been recorded as a discount to the debenture. As of September 30, 2015 the fair value of the conversion option liability was determined to be $376,115. HCI is a related party as disclosed in Note 10.

A summary of the Company’s convertible debentures as of September 30, 2016 and December 31, 2015 is as follows:

	Successor 2016	Predecessor 2015
2015 Exchange Debentures	$-	$2,489,760
2015 New Debentures, net of $229,405 and $387,965 discount	-	2,316,685
Bridge Debenture	-	210,600
2016 Debenture, net of $782,653 discount	1,717,348	-

Total debt	1,717,348	5,017,045

Less current portion	-	-

Long-term debt	$1,717,348	$5,017,045

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2016 and 2015 (Unaudited)

6.	Convertible Debentures (continued)

Predecessor Company

For the nine months ended September 30, 2015, interest expense on the convertible debentures amounted to $239,742, and is included on the accompanying condensed consolidated statements of operations. For the three months ended September 30, 2015, interest expense on the convertible debentures amounted to $79,914, and is included on the accompanying condensed consolidated statements of operations.

Successor Company

For the nine months ended September 30, 2016 and 2015, total amortization relating to the discount amounted to $499,773 and $311,625, respectively, and is included in interest expense on the accompanying condensed consolidated statements of operations. For the three months ended September 30, 2016 and 2015, total amortization relating to the discount amounted to $111,808 and $109,029, respectively, and is included in interest expense on the accompanying condensed consolidated statements of operations.

7.	Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of the common shares issuable upon the exercise of stock options and warrants. Potentially dilutive common shares are excluded from the calculation if their effect is antidilutive. Diluted income per share includes the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” method as applicable. At September 30, 2016 the Company also has outstanding convertible debt which is initially convertible into 2,000,000 shares of common stock that could potentially dilute future net income (loss) per share. The number of shares the convertible debt could be converted into could potentially increase under certain circumstances related to the market price of the Company’s common stock at the time of conversion. At September 30, 2015, there were options and warrants to purchase 15,425,001 and 25,572,059 shares of common stock, respectively, outstanding. At September 30, 2015 the Company also had outstanding convertible debt which was initially convertible into 15,982,800 shares of common stock.

8.	Warrants and Stock Options and Grants

Prior to the Effective Date the Predecessor Company had 25,572,059 warrants and 15,425,001 stock options outstanding. In connection with the Plan these instruments were cancelled. No warrants or stock options have been granted by the Successor Company

9.	Commitments and Contingencies

Litigation – The Company is subject to periodic lawsuits, investigations and claims during the ordinary course of business. The Company is not a party to any material litigation as of September 30, 2016.

Operating lease – The Company leases office space in New York City to conduct its business. The Company’s previous lease began October 1, 2013 and expired March 31, 2015. Non-contingent rent increases were being amortized over the life of the lease on a straight line basis. Subsequent to March 31, 2015, the Company entered into a month-to-month lease for office space. The rental expense charged to operations for the three months ended September 30, 2015 amounted to $13,200. The rental expense charged to operations for the nine months ended September 30, 2016 and 2015 amounted to $3,695 and $44,603, respectively.

10.	Related Party Transactions

On March 26, 2009, the Company entered into a $50,000 revolving credit promissory note (the “Revolver”) with Vector Group Ltd. (“Vector”), the former controlling stockholder of the Company. On January 26, 2011, the Company and Vector entered into an amendment to the Revolver increasing the amount that the Company may borrow from $50,000 to $100,000. The loan bears interest at 11% per annum and was due on December 31, 2013. During January 2014, the Revolver was extended from December 31, 2013 to June 30, 2015. The Revolver is currently in default but the Company has obtained waivers from the Convertible Debenture holders in regards to a cross default provision outlined in the underlying agreements. As of June 30, 2016 and December 31, 2015, the balance due to Vector amounted to $73,500. In connection with the Plan the total amount including accrued interest due to Vector was adjusted to $100,000. Due to the Company filing a voluntary petition for relief under Chapter 11 of Title 11 of the Bankruptcy Court, interest stopped accruing on October 15, 2015. Additional contractual interest through June 30, 2016 would have resulted in $3,773 of additional interest. Subsequent to June 30, 2016, in connection with the Plan, the Revolver was treated as an unsecured claim and the Company paid $75,000 in accordance with the Plan. As of September 30, 2016, the balance due to Vector amounted to $25,000. Interest expense for other related party notes payable amounted to $2,066 and $6,131 for the three months and nine months ended September 30, 2015, respectively.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2016 and 2015 (Unaudited)

10.	Related Party Transactions (continued)

ConGlobal Industries, Inc. is a minority stockholder of the Company and provides containers and labor on domestic projects. The Company recognized Cost of Goods Sold of $209,867 and $235,373, for services ConGlobal Industries, Inc. rendered during the three months ended September 30, 2016 and 2015 respectively. The Company recognized Cost of Goods Sold of $419,095 and $759,598, for services ConGlobal Industries, Inc. rendered during the nine months ended September 30, 2016 and 2015 respectively. As of September 30, 2016, $79,367 of such expenses is included in related party accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets. As of September 30, 2016 and December 31, 2015, $38,950 and $317,468, respectively, of such expenses are included in related party accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

The Lawrence Group is a minority stockholder of the Company and is a building design, development and project delivery firm. As of September 30, 2016, $13,171 of such expenses are included in related party accounts payable and accrued expenses – subject to compromise in the accompanying condensed consolidated balance sheets. As of December 31, 2015, $52,683 of expenses was included in related party accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

The Company has accrued certain reimbursable expenses of owners of the Company. Such expenses amounted to $6,868 for the nine months ended September 30, 2016 and are included in related party accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

An affiliated accounting firm of the Company’s former Chief Financial Officer provided accounting and consulting services to the Company. The Company recognized General and Administrative expenses in the amount of $30,250 and $72,250, respectively, for the three months and nine months ended September 30, 2015.

A preferred stockholder holds the 2016 Debenture as disclosed in Note 6.

11.	Subsequent Events

On October 26, 2016, the Company has authorized the Management Options to be issued.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

During 2011, the Company formed SG Blocks Sistema De Constucao Brasileiro LTDA. (“SG Brazil”), a wholly owned subsidiary of the Company. SG Brazil is currently inactive. During 2015, the Company formed Endaxi Infrastructure Group, Inc., which is currently inactive.

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

On the Effective Date, and pursuant to the terms of the Plan, SGB entered into a Securities Purchase Agreement, dated June 30, 2016, (the “2016 SPA”), pursuant to which SGB sold for a subscription price of $2.0 million a 12% Original Issue Discount Senior Secured Convertible Debenture to HCI in the principal amount of $2.5 million, with a maturity date of June 30, 2018 (the “Exit Facility”). The Exit Facility is convertible at HCI’s option at any time in whole or in part into shares of New Common Stock (as defined below) at a ratio of 1 share for every $1.25 of debt. Pursuant to that certain Subsidiary Guaranty Agreement, effective as of the Effective Date (the “Guarantee Agreement”), by SG Building in favor of HCI, SG Building unconditionally guaranteed (the “Guarantee”) the obligations and indebtedness owed to HCI under the Exit Facility and the Guarantee is secured by a first-priority lien and security interest on all of the Guarantor’s assets. The Exit Facility and SG Building’s obligations under the Guarantee are secured by a first-priority lien and security interest on all of the Company’s and SG Building’s assets pursuant to that certain Security Agreement, dated as of the Effective Date, by and between the Company, SG Building and HCI (the “Security Agreement”). The Exit Facility will be used (i) to make a one hundred percent (100%) distribution for payment of unsecured claims in accordance with the Plan, (ii) to pay all costs of the administration of SGB’s Bankruptcy, (iii) to pay all amounts owed under the DIP Facility and (iv) for general working capital purposes of SGB. As of September 30, 2016, in accordance with the Plan, 75% of the unsecured claims have been paid as well as amount owed under the DIP Facility.

Prior to the Effective Date, SGB was authorized to issue 300,000,000 shares of common stock, par value $0.01 (the “Former Common Stock”) of which approximately 42,918,927 shares were issued and outstanding as of June 29, 2016. On the Effective Date, all previously issued and outstanding shares of the Former Common Stock were deemed discharged, cancelled and extinguished, and, pursuant to the Plan, SGB issued, in the aggregate, 491,357 shares of common stock, par value $0.01 (the “New Common Stock”), to the holders of Former Common Stock, representing 7.5% of SGB’s issued and outstanding New Common Stock, after taking into account full exercise of the Management Options (as defined below) and conversion of the New Preferred Stock (as defined below) but prior to any conversion of the Exit Facility, as of the Effective Date. Further, under the Plan, upon the Effective Date certain members of SGB’s management were entitled to receive options (“Management Options”) to acquire an aggregate of 10%, or approximately 655,153 shares, of SGB’s New Common Stock, on a fully diluted basis, assuming conversion of all of the New Preferred Stock but not the Exit Facility. On October 26, 2016, SGB has authorized the Management Options to be issued.

Prior to the Effective Date, SGB was authorized to issue 5,000,000 shares of preferred stock, par value $0.01 (the “Former Preferred Stock”) none of which was issued and outstanding prior to the Effective Date. On the Effective Date, pursuant to the terms of the Plan and SGB’s Amended and Restated Certificate of Incorporation, SGB filed with the Secretary of State of the State of Delaware a Certificate of Designations of Convertible Preferred Stock, designating 5,405,010 shares of preferred stock, par value $1.00 (the “New Preferred Stock”). As described in the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission (the “SEC”) on July 7, 2016 (as amended, the “July 8-K”), on the Effective Date and pursuant to the Plan, each Prepetition Loan Document (as defined in the July 8-K) was cancelled and the holders of debt thereunder received one share of the New Preferred Stock for each dollar owed by SGB thereunder. The New Preferred Stock is convertible into New Common Stock on a 1:1 basis and, if converted on the Effective Date, would convert into 82.5% of the New Common Stock issued and outstanding on the Effective Date, after taking into account shares of New Common Stock issued to holders of the Former Common Stock and the exercise of the Management Options but prior to any conversion of the Exit Facility. As of September 30, 2016, the potential amount has not changed. On the Effective Date, HCI received 5,405,010 shares of the Company’s preferred stock which is convertible into shares of the Company’s common stock. Since each share of the Company’s preferred stock is able to vote on an as converted basis HCI effectively has a controlling interest in the Company of 51.17% on an as converted basis. As of September 30, 2016, the potential controlling interest percentage has not changed.

Also as described in the July 8-K, all general unsecured claims shall receive a distribution of one hundred percent of its allowed claim, plus post-petition interest calculated at the Federal judgment rate, payable as follows: fifty percent on the Effective Date, twenty five percent at the conclusion of the next full fiscal quarter after the Effective Date and the remaining twenty five percent, plus any post-petition interest owed, at the conclusion of the second full fiscal quarter after the Effective Date. As of September 30, 2016, twenty five percent of the general unsecured claims are due.

References herein to the pre-Effective Date common stock of SGB shall be deemed references to Former Common Stock and references herein to the post-Effective Date common stock of SGB shall be deemed references to New Common Stock.

Results of Operations

Nine Months Ended September 30, 2016 and 2015:

	Predecessor - Six Months Ended June 30, 2016	Successor - Three Months Ended September 30, 2016	Total 2016	2015
Loss from operations	$(777,214)	$(373,321)	$(1,150,535)	$(1,080,380)
Other expense	(429,009)	(105,064)	(534,073)	(1,173,735)
Reorganization items	541,486	(64,821)	476,665	-
Net Loss	$(664,737)	$(543,206)	$(1,207,943)	$(2,254,115)

Revenue

Revenue for the nine months ended September 30, 2016 was $1,371,933 compared to $2,160,455 for the nine months ended September 30, 2015. This decrease of $788,522 resulted mainly from a decrease of revenue from block “green steel” jobs. Revenue recognized from block “green steel” jobs decreased by $852,344 for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. Revenue from block “green steel” jobs decreased primarily due to a decrease in the number of jobs being completed during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.

Cost of Revenue and Gross Profit

Cost of revenue decreased by $590,554 to $1,117,917 for the nine months ended September 30, 2016 from $1,708,471 for the nine months ended September 30, 2015. The decrease in cost of revenue resulted primarily from a decrease of costs from block “green steel” jobs. Costs recognized from block “green steel” jobs decreased $647,788 for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. Gross profit decreased to $254,016 for the nine months ended September 30, 2016 compared to $451,984 for the nine months ended September 30, 2015. Gross profit percentage decreased to 19% for the nine months ended September 30, 2016 compared to 21% for the nine months ended September 30, 2015.

Payroll and Related Expense

Payroll and related expense for the nine months ended September 30, 2016 was $522,709 compared to $813,544 for the nine months ended September 30, 2015. This decrease resulted from a decrease in salaries for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. This decrease was caused by a decrease in head count as well as reduction in salaries.

Other Operating Expenses

Other operating expense for the nine months ended September 30, 2016 was $881,842 compared to $718,820 for the nine months ended September 30, 2015. This increase was mainly caused by an increase in pre-project expenses as well as amortization of intangible assets.

Interest Expense

Interest expense for the nine months ended September 30, 2016 was $552,429 compared to $1,820,419 for the nine months ended September 30, 2015. This change resulted primarily from the recognition of a default penalty of $1,247,310 during the nine months ended September 30, 2015.

Other income (expense)

During the nine months ended September 30, 2015, there was other income (expense) recognized due to a change in fair value of financial instruments of $646,671. There was $18,345 recognized as a result of a change in fair value of financial instruments during the nine months ended September 30, 2016.

Three Months Ended September 30, 2016 and 2015:

	Successor	Predecessor
	2016	2015
Loss from operations	(373,321)	(350,940)
Other income (expense)	(105,064)	(1,311,053)
Reorganization items	(64,821)	-
Net Loss	(543,206)	(1,661,993)

Revenue

Revenue for the three months ended September 30, 2016 was $315,710 compared to $289,581 for the three months ended September 30, 2015. This increase of $26,129 resulted mainly from an increase of revenue from engineering services. Revenue recognized from engineering services increased by $57,341 for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. Revenue from engineering services increased primarily due to an increase in the number of jobs being completed during the three months ended September 30, 2016 compared to the three months ended September 30, 2015.

Cost of Revenue and Gross Profit

Cost of revenue increased by $10,570 to $257,943 for the three months ended September 30, 2016 from $247,373 for the three months ended September 30, 2015. The increase in cost of revenue resulted primarily from an increase of costs from engineering services. Costs recognized from engineering services increased $53,104 for the three months ended September 30, 2016 compared to the three months ended September 30, 2015.

Gross profit increased to $57,767 for the three months ended September 30, 2016 compared to $42,208 for the three months ended September 30, 2015. Gross profit percentage increased to 19% for the three months ended September 30, 2016 compared to 15% for the three months ended September 30, 2015.

Payroll and Related Expense

Payroll and related expense for the three months ended September 30, 2016 was $155,455 compared to $222,166 for the three months ended September 30, 2015. This decrease resulted from a decrease in salaries for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. This decrease was caused by a decrease in head count as well as reduction in salaries.

Other Operating Expenses

Other operating expense for the three months ended September 30, 2016 was $275,633 compared to $170,892 for the three months ended September 30, 2015. This increase was mainly caused by an increase in pre-project expenses as well as amortization of intangible assets.

Interest Expense

Interest expense for the three months ended September 30, 2016 was $123,412 compared to $1,442,342 for the three months ended September 30, 2015. This change resulted primarily from a default penalty of $1,247,310 being recognized during the three months ended September 30, 2015.

Other income (expense)

During the three months ended September 30, 2015, there was other income (expense) recognized due to a change in fair value of financial instruments of $131,289. There was $18,345 recognized as a result of a change in fair value of financial instruments during the three months ended September 30, 2016.

Income Tax Provision

A 100% valuation allowance was provided against the deferred tax asset consisting of available net operating loss carry forwards and accordingly no income tax benefit was provided.

Impact of Inflation

The impact of inflation upon the Company’s revenue and income (loss) from continuing operations during each of the past two fiscal years has not been material to its financial position or results of operations for those years because the Company does not maintain any inventories whose costs are affected by inflation.

Liquidity and Capital Resources

Since SG Building’s inception in 2008, SG Building has generated losses from operations and the Company anticipates that it will continue to generate losses from operations for the foreseeable future. The Company’s net loss before reorganization items for the nine months ended September 30, 2016 was $1,684,608. Net cash used in operating activities was $1,393,781 for the nine months ended September 30, 2016. At September 30, 2016, the Company had a cash balance of $346,417.

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

On the Effective Date, and pursuant to the terms of the Plan, SGB entered into the 2016 SPA, pursuant to which SGB sold for a subscription price of $2.0 million a 12% Original Issue Discount Senior Secured Convertible Debenture to HCI in the principal amount of $2.5 million, with a maturity date of June 30, 2018 (the “Exit Facility”). As described below, the Exit Facility is convertible at HCI’s option at any time in whole or in part into shares of Common Stock at a ratio of 1 share for every $1.25 of debt. The Exit Facility will be used (i) to make a one hundred percent (100%) distribution for payment of unsecured claims in accordance with the Plan, (ii) to pay all costs of the administration of SGB’s Bankruptcy, (iii) to pay all amounts owed under the DIP Facility and (iv) for general working capital purposes of SGB. As of September 30, 2016, in accordance with the Plan, 75% of the unsecured claims have been paid as well as amount owed under the DIP Facility.

On the Effective Date, all Former Common Stock were deemed discharged, cancelled and extinguished, and, pursuant to our Plan, SGB issued, in the aggregate, 491,357 shares of New Common Stock to the holders of Former Common Stock, representing 7.5% of SGB’s issued and outstanding New Common Stock, after taking into account full exercise of the Management Options and conversion of the New Preferred Stock but prior to any conversion of the Exit Facility, as of the Effective Date. Under the Plan, upon the Effective Date certain members of SGB’s management were entitled to receive the Management Options to acquire an aggregate of 10%, or approximately 655,153 shares, of New Common Stock, on a fully diluted basis, assuming conversion of all of the Preferred Stock but not the Exit Facility. The Preferred Stock is convertible into New Common Stock on a 1:1 basis and, if converted on the Effective Date, would convert into 82.5% of the New Common Stock issued and outstanding on the Effective Date, after taking into account shares of New Common Stock issued to holders of the Former Common Stock and the exercise of the Management Options but prior to any conversion of the Exit Facility. As of September 30, 2016, the potential amount has not changed. The Exit Facility, in principal amount of $2.5 million, is convertible at HCI’s option at any time in whole or in part into shares of New Common Stock at a ratio of 1 share for every $1.25 of debt. Conversion of the full principal amount of the Exit Facility ($2.5 million) would result in the issuance of an additional 2,000,000 shares of New Common Stock, which will dilute the percentage ownership of then-existing stockholders.

Also as described in the July 8-K, all general unsecured claims shall receive a distribution of one hundred percent of its allowed claim, plus post-petition interest calculated at the Federal judgment rate, payable as follows: fifty percent on the Effective Date, twenty five percent at the conclusion of the next full fiscal quarter after the Effective Date and the remaining twenty five percent, plus any post-petition interest owed, at the conclusion of the second full fiscal quarter after the Effective Date. As of September 30, 2016, twenty five percent of the general unsecured claims are due.

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

Off-Balance Sheet Arrangements

As of September 30, 2016 and December 31, 2015, the Company had no material off-balance sheet arrangements other than operating leases to which SG Building is a party.

In the ordinary course of business, SG Building enters into agreements with third parties that include indemnification provisions which, in its judgment, are normal and customary for companies in its industry sector. These agreements are typically with consultants and vendors. Pursuant to these agreements, SG Building generally agrees to indemnify, hold harmless, and reimburse the other parties for losses suffered or incurred by such parties with respect to actions taken or omitted by SG Building. The maximum potential amount of future payments SG Building could be required to make under these indemnification provisions is unlimited. SG Building has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, the Company has no liabilities recorded for these provisions as of September 30, 2016.

Critical Accounting Policies and New Accounting Pronouncements

Critical Accounting Policies

Our condensed consolidated financial statements have been prepared with generally accepted accounting principles in the United States (“GAAP”), which require management to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that management believes to be reasonable. Actual results may differ from those estimates. Critical accounting policies represent the areas where more significant judgments and estimates are used in the preparation of our condensed consolidated financial statements. A discussion of such critical accounting policies, which include share-based payments, derivative instruments, and revenue recognition can be found in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2015. There have been no material changes to the policies noted above as of the Quarterly Report on Form 10-Q for the period ended September 30, 2016 besides the following.

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

Intangible assets – Intangible assets represent the preliminary assets identified upon emergence from bankruptcy and consist of $2,766,000 of proprietary knowledge and technology which is being amortized over 20 years and $1,113,000 of customer contracts which is being amortized over 2.5 years. The accumulated amortization and amortization expense as of and for the nine months ended September 30, 2016 was $34,575 and $111,300, respectively.

Related Party Transactions

On March 26, 2009, the Company entered into a $50,000 revolving credit promissory note (the “Revolver”) with Vector Group Ltd. (“Vector”), the former controlling stockholder of the Company. On January 26, 2011, the Company and Vector entered into an amendment to the Revolver increasing the amount that the Company may borrow from $50,000 to $100,000. The loan bears interest at 11% per annum and was due on December 31, 2013. During January 2014, the Revolver was extended from December 31, 2013 to June 30, 2015. The Revolver is currently in default but the Company has obtained waivers from the Convertible Debenture holders in regards to a cross default provision outlined in the underlying agreements. As of June 30, 2016 and December 31, 2015, the balance due to Vector amounted to $73,500. In connection with the Plan the total amount including accrued interest due to Vector was adjusted to $100,000. Due to the Company filing a voluntary petition for relief under Chapter 11 of Title 11 of the Bankruptcy Court, interest stopped accruing on October 15, 2015. Additional contractual interest through June 30, 2016 would have resulted in $3,773 of additional interest. Subsequent to June 30, 2016, in connection with the Plan, the Revolver was treated as an unsecured claim and the Company paid $75,000 in accordance with the Plan. Interest expense for other related party notes payable amounted to $2,066 and $6,131 for the three months and nine months ended September 30, 2015, respectively.

ConGlobal Industries, Inc. is a minority stockholder of the Company and provides containers and labor on domestic projects. The Company recognized Cost of Goods Sold of $209,867 and $235,373, for services ConGlobal Industries, Inc. rendered during the three months ended September 30, 2016 and 2015 respectively. The Company recognized Cost of Goods Sold of $419,095 and $759,598, for services ConGlobal Industries, Inc. rendered during the nine months ended September 30, 2016 and 2015 respectively. As of September 30, 2016, $79,367 of such expenses are included in related party accounts payable and accrued expenses – subject to compromise in the accompanying condensed consolidated balance sheets. As of September 30, 2016 and December 31, 2015, $38,950 and $317,468, respectively, of such expenses are included in related party accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

The Lawrence Group is a minority stockholder of the Company and is a building design, development and project delivery firm. As of September 30, 2016, $13,171 of such expenses are included in related party accounts payable and accrued expenses – subject to compromise in the accompanying condensed consolidated balance sheets. As of December 31, 2015, $52,683 of expenses was included in related party accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

The Company has accrued certain reimbursable expenses of owners of the Company. Such expenses amounted to $6,868 for the nine months ended September 30, 2016 and are included in related party accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

An affiliated accounting firm of the Company’s former Chief Financial Officer provided accounting and consulting services to the Company. The Company recognized General and Administrative expenses in the amount of $30,250 and $72,250, respectively, for the three months and nine months ended September 30, 2015.

A preferred stockholder holds the 2016 Debenture.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures.

Management, with the participation of our Principal Executive Officer and Principal Financial Officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms and (ii) is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

As of December 31, 2015 the Revolver matured and was in default due to non-payment on expiration date. In the Bankruptcy Proceeding the Revolver was treated as an unsecured claim and Vector Group Ltd. was paid $100,000 in accordance with the Plan.

On September 11, 2015, the Company failed to make a payment of interest that was due and payable on the 2014 Debentures and thus the outstanding principal amount increased by $1,247,310 to $5,405,010. Subsequent to September 30, 2015, all of the outstanding debentures were converted into preferred stock in accordance with the Plan as disclosed Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Bankruptcy Proceedings.

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

SG BLOCKS, INC.
(Registrant)

Date: November 10, 2016	By:	/s/ Mahesh Shetty
Mahesh Shetty Chief Financial Officer (Duly Authorized Officer and Principal Financial and Chief Accounting Officer)

