Form 10-K
period 2016-12-31
SG BLOCKS, INC.
filed 2017-02-21
CIK 1023994

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 000-22563

SG BLOCKS, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-4463937
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

195 Montague Street, 14th Floor, Brooklyn, NY	11201
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒

The aggregate market value of the common stock held by non-affiliates of SG Blocks, Inc. as of June 30, 2016 was approximately $395,073.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☒     No  ☐

As of February 13, 2017, the issuer had a total of 163,786 shares of common stock outstanding.

SG BLOCKS, INC.

FORM 10-K

EXPLANATORY NOTE

On October 15, 2015, SG Blocks, Inc. (“SGB”) and its subsidiaries SG Building Blocks, Inc. (“SG Building”) and Endaxi Infrastructure Group, Inc. (each, a “Subsidiary,” together, the “Subsidiaries” and together with SGB, the “Debtors”), filed voluntary petitions (the “Bankruptcy Petitions”) for reorganization under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). The Debtors filed a motion with the Bankruptcy Court seeking joint administration of their Chapter 11 cases under the caption In re SG Blocks, Inc. et al., Case No. 15-12790 (such proceeding, the “Bankruptcy Proceeding”). After filing such voluntary petitions the Debtors operated their businesses as “debtors-in-possession” under jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court until the Effective Date (as defined below). On February 29, 2016, the Debtors filed a Disclosure Statement (the “Disclosure Statement”), attaching a Plan of Reorganization (the “Plan”), along with a motion seeking approval of the Disclosure Statement by the Bankruptcy Court. On June 30, 2016 (the “Effective Date”), the Plan became effective and the Debtors emerged from bankruptcy.

On October 15, 2015, SGB, as borrower, and its subsidiaries, as guarantors, entered into a Debtor in Possession Credit Agreement (the “DIP Credit Agreement” and the loans thereunder, the “DIP Loan”) with Hillair Capital Investments L.P. (“HCI”), and, as condition to the making of the DIP Loan, SGB and its subsidiaries entered into a Senior Security Agreement (the “DIP Security Agreement” and, together with the DIP Credit Agreement and the other documents entered into in connection therewith, the “DIP Facility”), also dated as of October 15, 2015, with Hillair Capital Management LLC (“HCM”) pursuant to which SGB and its subsidiaries granted HCM a first priority security interest in all of their respective assets for the benefit of HCI. The DIP Loan had a maximum principal amount of $600,000, bore interest at a rate of 12% and was due and payable upon the earlier to occur of April 15, 2016 or other dates specified in the DIP Credit Agreement, and required SGB to pay a collateral fee of $25,000. The DIP Loan became due on April 15, 2016 but was not repaid until the Effective Date as described below. The funds advanced under the DIP Facility were used by SGB to fund its operation during the Bankruptcy Proceeding, including payment of professional fees and expenses. On the Effective Date and in accordance with the Plan, the DIP Facility was repaid in full and the related DIP Credit Agreement was terminated.

Prior to the Effective Date, SGB was authorized to issue: (i) 300,000,000 shares of common stock, par value $0.01 (the “Former Common Stock”) of which 42,918,927 shares were issued and outstanding as of June 29, 2016; and (ii) 5,000,000 shares of preferred stock, par value $0.01 (the “Former Preferred Stock”), none of which was issued and outstanding prior to the Effective Date.

On the Effective Date, and pursuant to the terms of the Plan, SGB entered into a Securities Purchase Agreement, dated June 30, 2016 (the “2016 SPA”), pursuant to which SGB sold for a subscription price of $2.0 million a 12% Original Issue Discount Senior Secured Convertible Debenture to HCI in the principal amount of $2.5 million, with a maturity date of June 30, 2018 (the “Exit Facility”). The Exit Facility is convertible at HCI’s option at any time in whole or in part into shares of New Common Stock (as defined below) at a ratio of 1 share for every $3.75 of debt. Pursuant to that certain Subsidiary Guaranty Agreement, effective as of the Effective Date (the “Guarantee Agreement”), by SG Building in favor of HCI, SG Building unconditionally guaranteed (the “Guarantee”) the obligations and indebtedness owed to HCI under the Exit Facility and the Guarantee is secured by a first-priority lien and security interest on all of the Guarantor’s assets. The Exit Facility and SG Building’s obligations under the Guarantee are secured by a first-priority lien and security interest on all of the Company’s and SG Building’s assets pursuant to that certain Security Agreement, dated as of the Effective Date, by and between the Company, SG Building and HCI (the “Security Agreement”). The Exit Facility was used (i) to make a one hundred percent (100%) distribution for payment of unsecured claims in accordance with the Plan, (ii) to pay all costs of the administration of SGB’s Bankruptcy, (iii) to pay all amounts owed under the DIP Facility and (iv) for general working capital purposes of SGB. As of December 31, 2016, in accordance with the Plan, 100% of the unsecured claims have been paid as well as amount owed under the DIP Facility.

On the Effective Date, all previously issued and outstanding shares of the Former Common Stock were deemed discharged, cancelled and extinguished, and, pursuant to the Plan, SGB issued, in the aggregate, 163,788 shares (as adjusted to effect a 1-for-3 reverse stock split) of common stock, par value $0.01 (the “New Common Stock”), to the holders of Former Common Stock, representing 7.5% of SGB’s issued and outstanding New Common Stock, after taking into account full exercise of the Management Options (as defined below) and conversion of the New Preferred Stock (as defined below) but prior to any conversion of the Exit Facility, as of the Effective Date. Further, under the Plan, upon the Effective Date certain members of SGB’s management were entitled to receive options (“Management Options”) to acquire an aggregate of 10%, or approximately 218,384 shares (as adjusted to effect a 1-for-3 reverse stock split), of SGB’s New Common Stock, on a fully diluted basis, assuming conversion of all of the New Preferred Stock but not the Exit Facility. On October 26, 2016, SGB authorized the Management Options to be issued.

On the Effective Date, pursuant to the terms of the Plan and SGB’s Amended and Restated Certificate of Incorporation, SGB filed with the Secretary of State of the State of Delaware a Certificate of Designations of Convertible Preferred Stock, designating 5,405,010 shares of preferred stock, par value $1.00 (the “New Preferred Stock”). As described in the Current Report on Form 8-K filed by the Company with the SEC on July 7, 2016 (the “July 8-K”), on the Effective Date and pursuant to the Plan, each Prepetition Loan Document (as defined in the July 8-K) was cancelled and the holders of debt thereunder received one share of the New Preferred Stock for each dollar owed by SGB thereunder. The New Preferred Stock is convertible into New Common Stock on a 1:1 basis and, if converted on the Effective Date, would convert into 82.5% of the New Common Stock issued and outstanding on the Effective Date, after taking into account shares of New Common Stock issued to holders of the Former Common Stock and the exercise of the Management Options but prior to any conversion of the Exit Facility. As of December 31, 2016, the potential ownership percentage has not changed. On the Effective Date, HCI received 1,117,480 (as adjusted to effect a 1-for-3 reverse stock split) shares of the Company’s preferred stock which is convertible into 1,117,480 shares of the Company’s common stock. Since each share of the Company’s preferred stock is able to vote on an as converted basis, HCI effectively has a controlling interest in the Company of 51.17% on an as converted basis. As of December 31, 2016, the potential controlling interest has not changed.

Also as described in the July 8-K, all general unsecured claims received a distribution of one hundred percent of its allowed claim, plus post-petition interest calculated at the Federal judgment rate, payable as follows: fifty percent on the Effective Date, twenty five percent at the conclusion of the next full fiscal quarter after the Effective Date and the remaining twenty five percent, plus any post-petition interest owed, at the conclusion of the second full fiscal quarter after the Effective Date. As of December 31, 2016, all such amounts have been paid.

References herein to the pre-Effective Date common stock of SGB shall be deemed references to Former Common Stock and references herein to the post-Effective Date common stock of SGB, after giving effect to a planned 1-for-3 reverse stock split, shall be deemed references to New Common Stock. In December 2016, our Board of Directors and a majority of our stockholders approved a 1-for-3 reverse stock split of our common stock and our preferred stock.

PART I

ITEM 1      BUSINESS.

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K  (the “Annual Report”) are “forward-looking statements” regarding the plans and objectives of management for future operations.  Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of ours to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties.  Our plans and objectives are based, in part, on assumptions involving judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of us.  Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate.  In light of the significant uncertainties inherent in the forward-looking statements included herein, particularly in view of our limited operations, the inclusion of such information should not be regarded as a representation by us or any other person that the objectives and plans of ours will be achieved.  Readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date on which such statements are made.  Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth in this report under the headings “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.  We do not undertake to update any forward-looking statement that may be made from time to time on our behalf.

As used in this Annual Report, unless the context otherwise references to “SGB”, “the Company”, “we”, “us”, and “our” refer to SG Blocks, Inc. and its Subsidiaries, as the context requires.

Description of Business

SGB is in the business of modifying cargo shipping containers for use in construction. SGB takes existing steel shipping containers and repurposes them into modules that can be stacked, arranged, or configured to fit any construction application. The use of these repurposed shipping containers, now called “SG BlocksTM,” allows architects, builders, and owners more design flexibility and greater construction efficiency than traditional methods of construction. SG BlocksTM also have a particular application in meeting safe and sustainable housing needs, especially in hurricane- and earthquake-prone areas.

Rather than using new steel and lumber, SGB capitalizes on the structural engineering and design parameters a shipping container must meet and repurposes them for use in building. Offering a product that typically exceeds building code requirements, SGB enables developers, architects, builders, and owners to achieve more efficient construction, faster execution, and stronger buildings of higher value and extended life. Since inception, SGB has developed and implemented the technology to provide an alternative to traditional site-based construction at reduced cost and is committed to providing a construction methodology that will lessen the global carbon footprint.

SGB does not simply recycle old shipping containers (which requires additional energy consumption to break down material and then reform it for another purposes)—it utilizes existing steel shipping container structures and repurposes them into modules that can be put to a higher and better use with significantly less energy input. Each container is a building block module that can be arranged in virtually any stacking configuration to create the spaces and volumes needed. Architectural creativity combined with engineering expertise is used in stacking and arranging the blocks, which can be interconnected and modified to suit specific building space requirements. The SG BlocksTM system affords architects, owners, and builders flexibility and creative opportunities.

SGB first selects shipping containers appropriate for a given project, which are then redesigned to customer specifications. These durable steel containers are modified or manufactured into SG BlocksTM. A combination of engineering and architecture is used to make the containers adaptable for a wide variety of commercial and residential uses. Criteria and testing processes have been developed to evaluate each container. Conversion and assembly is subjected to quality control, making the containers “code-ready.”

Only containers bearing an approval plate from the CSC may be reconfigured into an SG BlockTM. The CSC approval plate confirms that the containers were tested and certified as strong enough to withstand the extreme pressures and lateral forces involved in shipping. In addition, before selection as an SG BlockTM, every container is inspected for structural damage, out-of-plane dents, warping, water tightness, and overall condition. These steps assure SGB that the specific container will be strong enough for use in construction applications.

SG BlocksTM can be used to build virtually any style of construction, from traditional to modern, and can be delivered with a highly durable surface finish or ready to be clad with any type of standard or green technology-friendly building skin.

SGB uses an outsource model, whereby we maintain low overhead costs and partner with third parties to reduce risks along the supply chain. This allows us to operate with low fixed costs and gives us flexibility to scale our business response to fluctuating demand.

Environmentally Responsible Building

Environmentally friendly building is the practice of designing, constructing, operating, maintaining, and removing buildings in ways that conserve natural resources and reduce their impact on the environment. Builders are increasingly incorporating “green” components in all projects as they adopt the Leadership in Energy and Environmental Design (“LEED”) system, a third-party certification program and the nationally accepted benchmark for the design, construction, and operation of high performance green buildings. We believe the SG BlocksTM system contributes significantly towards LEED certification for completed projects by using a repurposed product and through geographic proximity to the construction site and helping minimize the wasteful practices of traditional construction methods.

The Process of the SG Blocks™ Conversion

The robust structure of a shipping container is the beginning of the SG BlocksTM system. Our intermodal framing system allows us to customize the dimensions of a modular unit by expanding the ceilings or walls to client needs, while maintaining the strength and ease of stacking that a shipping container provides. Various combinations of siding, brick, and stucco can be added and the interior finished as any conventional structure would be. Upon completion, structures look and feel as if they were erected using traditional construction methods. However, the SGB product is generally stronger, more durable, environmentally sensitive, and erected in less time than traditional construction methods.

SGB starts by selecting containers that are approved by the CSC. All CSC approved containers bear a CSC approval plate that is used to track their movement in trade. The CSC approval plate is also used to verify that the container has been tested and is considered to be able to withstand all of the lateral forces and pressures it could potentially experience while in use. The presence of the CSC plate confirms that the containers were built in compliance with rigorous international standards. Prior to being used as an SG BlockTM, each container is recertified as meeting these original standards of strength and rigidity.

SGB then provides specific and detailed engineering and fabrication details to qualified contractors and subcontractors who proceed to modify the containers in various configurations, which often requires structural changes, wall reconfigurations, the creation of window and door openings, and ceiling alterations to allow sheetrock hanging. The exterior walls and roof structure are then insulated with a high-tech waterproof ceramic insulation. Next, the SG BlocksTM are either shipped directly to the building site or are run through a modular factory and then delivered to the site. The builder, generally under contract with SGB, places the SG BlocksTM into position on their foundation and connects them together by welding. The builder may add roof trusses or other roof systems, quickly creating an insulated structure under roof. The potential for savings in building time can be significant, particularly if interior pre-finish modularization is introduced at this step.

Our Industry

The building industry has a reputation for resistance to change. By and large, the industry still erects structures using materials such as concrete, lumber, and steel as they have for centuries. The deployment of those materials also takes readily recognizable forms. Concrete may be pre-cast or poured in place. Low-rise development may use block-and-plank construction that is little different from 19th-century techniques. High-rise steel frame and curtain wall buildings have been around since the first generation of skyscrapers.

Off-site construction—prefabricated or modular building—is working through its growing pains. Factory-built housing has been around for some time, but adapting the concept to high-rise projects is a newer process. Quality control and the ability to scale up modular construction remain issues, but in the past two years alone, modular building has made large strides towards adapting its concept to high-rise projects.

Fabricating whole segments of buildings in a facility and shipping the completed units to the site provides both cost and speed advantages compared to traditional construction methods. Weather is also less of a factor in our modular construction process.

Other benefits to modular construction include more efficient workplace supervision and better training. The controlled construction environment and assembly line techniques remove many of the problems encountered during traditional construction, such as theft, vandalism, damage to building products and materials, and unskilled labor. Factory employees are trained and managed more effectively and efficiently than on-site contract labor, resulting in better quality and better project management with the trades. This is especially significant because of the country-wide decline in the number of skilled laborers.

Finally, our methods also benefit the greater community by reducing congestion, noise, and dust at the site—a not-insignificant advantage for project sponsors.

Target Markets

SGB sells into a multi-billion dollar market for new construction in North America. SGB believes that SG BlocksTM have a particular application in a number of segments, including:

●	Multi-Family Housing

We believe the use of SG BlocksTM can be an attractive option in the market for construction of multi-family housing units, as total construction spending on private multi-family residential units has increased in recent years.

●	Restaurants / Quick Service Restaurants

With our previous experience, we believe that we have the opportunity of leveraging our advantages in cost and speed of construction to build revenue in the restaurant sector, a multi-billion market with a high concentration of fast-food and fast-casual restaurants.

●	Military

We have been able to capture a portion of military construction spending with both permanent build and mobile units. We will continue to expand our relationship with the military, as we believe SG BlocksTM present a practical logistics solution to a large number of military construction needs both in the U.S. and abroad.

●	Education / Student Housing

Public education construction spending has been on the rise. For instance, colleges and universities are seeking quick and affordable student housing options in light of the growing number of students in recent years. We believe our product can capture a portion of such construction due to our ability to rapidly construct new educational buildings and expand existing educational buildings, including student housing, with minimal site disruption.

●	Other markets for expansion

Below are additional sectors we believe have great growth potential for the SG BlocksTM product:

○	Electrical and Systems Enclosures

○	Office/Commercial

○	Hospitality & Entertainment

○	Warehouse/Public Storage

○	Shopping/Retail Centers

○	Athletic Facilities and Support Structures

○	Reclamation/Drop Off Centers

○	Medical

Our Competitive Strengths

The construction industry is highly competitive. SGB competes against numerous local, regional, national, and international builders around the world. SGB is committed to educating the building community on the benefits of its technology and positioning SG BlocksTM as complementary to their strategy, rather than as competition. SGB may compete for building opportunities with entities that possess greater financial, marketing and other resources than it does. Competition may increase if there is future consolidation in the land development and construction industry or from new building technologies that could arise.

We believe SGB can distinguish itself from its competitors on the basis of quality, cost, and construction time. SGB’s buildings are constructed through the connection of heavy gauge steel shipping containers that exceed traditional construction quality. SGB’s construction method is typically less expensive than traditional construction methods, particularly in urban locations and multi-story projects. Construction time is also generally reduced by using SGB’s construction method, reducing both construction and soft costs substantially. The SG BlocksTM are designed to be hurricane-, tornado-, and earthquake-resistant, and able to withstand harsh climate conditions. Their flexibility of construction allows architects, developers, and owners to design SG BlocksTM to meet their needs.

SGB is the only nationwide provider of container-based modular construction products, and we are routinely called upon by large companies to provide container-based modular construction solutions. We have successfully delivered structures for a number of Fortune 500 companies. SGB’s management team has a breadth of knowledge in the container-based industry with a combined 60 years of experience. Our experience in a wide range of construction applications gives us an advantage over our competition through the use of market-based prototypes.

Our Customers

We maintain relationships with a broad customer base; however, concentrations of credit risk are limited to a few customers in the construction industry. At December 31, 2016 and 2015, 63% and 74%, respectively, of the Company’s accounts receivable were due from three and two customers, respectively. Revenue relating to three and two customers represented approximately 69% and 70% of the Company’s total revenue for the years ended December 31, 2016 and 2015, respectively.

Our Suppliers

SGB has an exclusive 10-year Collaboration and Supply Agreement (the “ConGlobal Agreement”) through May 14, 2024 with ConGlobal Industries, Inc. (“ConGlobal”), one of the largest depot operators in the U.S. This arrangement provides SGB with a reliable source of supply and prevents competitors from sourcing shipping containers from ConGlobal. The ConGlobal Agreement provides that ConGlobal will not supply shipping containers modified for building purposes to any entity competing with SGB during the term of the agreement. The Company believes it has access to alternative suppliers, with limited disruption to the business, should circumstances change with its existing suppliers.

Formation and Emergence from Bankruptcy

SGB was incorporated in 1993. SGB emerged from voluntary bankruptcy in 2016. See “Explanatory Note” above for more information.

Intellectual Property

We operate under our trademark “SGBlocks®,” which is registered under applicable intellectual property laws.

Government Regulation and Approval

The design and construction of buildings is controlled at the project level, with local and state municipalities having jurisdiction in most cases. All buildings, conventionally built or modularly built, are subject to published building codes and criteria that must be achieved during the architectural and engineering phase in order to be approved for construction. There are no specific regulations that impact our products. Rather, they are subject to published criteria on a case-by-case basis at the project level, like all other types of construction.

Research and Development Costs

SGB has spent immaterial amounts on research and development during the past two years.

Employees

SGB directly employs six full time employees and one part time employee and maintains a network of architects and engineers on an on-demand basis.

Available Information

We voluntarily file reports and other information with the Securities and Exchange Commission (the “SEC”). Upon the effective date of the offering of our common stock for which a registration statement on Form S-1 has been filed under the Securities Act of 1933, as amended, we will become subject to the informational requirements of the Exchange Act. You can read our SEC filings at the SEC’s website at www.sec.gov. You may also read and copy any document we file with the SEC at its public reference facilities at 100 F Street, N.E., Washington, DC 20549. You may also obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the public reference facilities.

ITEM 1A.      RISK FACTORS.

Risks Related to our Emergence from Bankruptcy

Despite having emerged from bankruptcy on June 30, 2016, the Company continues to be subject to the risks and uncertainties associated with residual Chapter 11 bankruptcy proceedings.

SGB emerged from Chapter 11 bankruptcy on June 30, 2016. The ultimate impact this will have on SGB’s business, financial condition, and results of operations cannot be accurately predicted or quantified. During bankruptcy, SGB operated without interruption and paid all creditors in full. However, we cannot assure you that our recent bankruptcy will not adversely affect SGB’s operations going forward.

Risks Relating to the Company

If we are not successful in our efforts to increase sales or raise capital, we will experience a shortfall in cash over the next twelve months and our ability to raise capital may be limited.

On December 31, 2016 and 2015, we had cash and cash equivalents and a short-term investment, collectively, of $579,117 and $497,000 respectively. However, during the fiscal years ended December 31, 2016 and 2015, we reported a net loss of $1,971,313 and $2,743,116, respectively. If we are not successful with our efforts to increase sales, we will experience a shortfall in cash over the next twelve months. If there is a shortfall, we may be forced to reduce operating expenses, among other steps, all of which would have a material adverse effect on our operations going forward.

We may also seek to obtain debt or additional equity financing to meet any cash shortfalls. The type, timing, and terms of any financing we may select will depend on, among other things, our cash needs, the availability of other financing sources and prevailing conditions in the financial markets. However, there can be no assurance that we would be able to secure additional funds if needed and that if such funds are available, whether the terms or conditions would be acceptable to us. Moreover, the terms of the secured convertible debentures issued to certain investors require that we obtain the consent of such investors prior to our entering into subsequent financing arrangements.

If we are unable to secure additional financing, further reduction in operating expenses might need to be substantial in order for us to ensure enough liquidity to sustain our operations. Any equity financing would be dilutive to our stockholders. If we incur additional debt, we will likely be subject to restrictive covenants that significantly limit our operating flexibility and require us to encumber our assets. If we fail to raise sufficient funds and continue to incur losses, our ability to fund our operations, take advantage of strategic opportunities, or otherwise respond to competitive pressures will be significantly limited. Any of the above limitations could force us to significantly curtail or cease our operations, and you could lose all of your investment in our common stock. These circumstances raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

We have issued secured convertible debentures that may restrict our ability to obtain additional financing.

We issued two, two-year secured convertible debentures on June 30, 2016 and November 17, 2016 that are convertible into shares of our common stock to HCI. See “Explanatory Note” and “Certain Relationships and Related Transactions, and Director Independence—Transactions with Hillair Capital Investments L.P.” Under the terms of the secured debentures, we are restricted in our ability to issue additional shares of common stock as long as any portion of the principal or interest on the secured debentures remains outstanding. Specifically, we may not, without the prior consent of the holders of the secured debentures, sell or grant any option to purchase or sell any common stock (or equivalents thereof) entitling a person to acquire shares of common stock at an effective price per share that is lower than the conversion price for such debentures. We are also precluded under the terms of the secured debentures from, among other things, incurring additional indebtedness (other than permitted indebtedness) or granting any third party a security interest in our assets. Our inability, without the secured debenture holders’ consent, to provide a discount on our stock or to grant a security interest could make it difficult to find parties willing to make additional investments in us or to loan us money and therefore could adversely affect our ability to raise additional funds.

The issuance of shares of our common stock upon conversion of the secured convertible debentures may cause immediate and substantial dilution to our existing stockholders.

The issuance of shares of our common stock upon conversion of the secured convertible debentures may result in substantial dilution to the interests of other stockholders because the selling stockholders may ultimately convert and sell the full amount issuable on conversion. There is no upper limit on the number of shares that may be issued, and therefore HCI may convert the entire amount of their debentures at a ratio of one share for every $3.75 of debt. This will have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock.

If we are required for any reason to repay our outstanding secured convertible debentures, we would be required to deplete our working capital, if available, or raise additional funds. Our failure to repay the secured convertible debentures, if required, could result in legal action against us, which could require the sale of substantially all of our assets, currently pledged under a uniform commercial code filing in the state of Delaware.

Any event of default in our obligations to the holders of the secured convertible debentures, such as our failure to repay the principal when due, our failure to issue shares of common stock upon conversion by the holder, breach of any covenant, representation, or warranty in the securities purchase agreements for such secured convertible debentures or in the secured convertible debentures, or the commencement of a bankruptcy, insolvency, reorganization, or liquidation proceeding against us, could require the early repayment of the secured convertible debentures. If we are required to repay the secured convertible debentures, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the secured debentures when required, the debenture holders could commence legal action against us and foreclose on all of our assets to recover the amounts due, which could cause a severe limit on our operations.

We have incurred net losses in prior periods, and there can be no assurance that we will generate income in the future.

Our ability to achieve profitability will depend upon our ability to generate and sustain substantially increased revenues. We may incur operating losses in the future as we execute our growth strategy. We intend to make significant expenditures related to marketing, expansion of our website, hiring of additional personnel, and development of our technology and infrastructure.  The likelihood that we will generate net income in the future must be considered in light of the difficulties facing the construction industry as a whole, economic conditions, and the competitive environment in which we operate. Our operating results for future periods are subject to numerous uncertainties, and we may not achieve sufficient revenues to sustain or increase profitability.

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

The exercise or conversion of outstanding convertible securities will dilute the percentage ownership of then-existing stockholders.

As of February 13, 2017, there are outstanding options to purchase 542,394 shares of common stock.  We also have outstanding convertible debt that is initially convertible into approximately 916,667 shares of our common stock. However, the terms of the convertible debentures provide that under certain circumstances the number of shares issuable upon the conversion of the debentures can be increased based on the market price of our common stock at the time of conversion. Accordingly, if the price of the common stock is significantly below $3.75 per share the number of shares the convertible debt is convertible into could be significantly higher than 916,667 shares. The exercise of such options or the conversion into common stock of our convertible debt would dilute the then-existing stockholders’ percentage ownership of our stock, and any sales in the public market of common stock underlying such securities could adversely affect prevailing market prices for the common stock.  Moreover, the terms upon which we would be able to obtain additional equity capital could be adversely affected because the holders of such securities can be expected to exercise or convert them at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable to us than those provided by such securities.  See “Executive Compensation—Narrative Disclosure to Summary Compensation Table—Stock Options.”

We are dependent on the services of key personnel, and the unexpected loss of their services may adversely affect our operations.

Our success depends highly upon the personal efforts and abilities of our senior management team, specifically the efforts of Paul Galvin, our Chief Executive Officer, Mahesh Shetty, our Chief Financial Officer, Stevan Armstrong, our President and Chief Operating Officer, and David Cross, our Vice President of Business Development. The employment agreements with Messrs. Galvin and Armstrong have expired and the Company is currently negotiating a new agreement with Messrs. Galvin, Armstrong, Cross and Shetty. Although there is a general agreement on the terms of the new agreements, there can be no assurance that SGB will be able to enter into new agreements with Messrs. Galvin, Armstrong, Cross and Shetty on favorable terms. The loss of the services of one or more of these individuals could have a material adverse effect on our business.  Our ability to achieve profitability and generate increased revenue will depend upon our ability to retain, and, if necessary, attract experienced management personnel.

We rely on certain vendors to supply us with materials and products that, if we were unable to obtain, could adversely affect our business.

We have relationships with key materials vendors, and we rely on suppliers for our purchases of products from them.  Any inability to obtain materials or services in the volumes required and at competitive prices from our major trading partners, the loss of any major trading partner, or the discontinuation of vendor financing (if any) may seriously harm our business because we may not be able to meet the demands of our customers on a timely basis in sufficient quantities or at all.  Other factors, including reduced access to credit by our vendors resulting from economic conditions, may impair our vendors’ ability to provide products in a timely manner or at competitive prices.  We also rely on other vendors for critical services such as transportation, supply chain, and professional services.  Any negative impacts to our business or liquidity could adversely impact our ability to establish or maintain these relationships.

Risks Relating to our Business

We depend on the availability and skill of subcontractors, their willingness to work with us, and their selection of suitable and quality building materials.

We rely on subcontractors to perform the actual construction of our building projects and, in many cases, to select and obtain raw materials. Despite our detailed specifications and quality control procedures, in some cases, improper construction processes or defective materials may be used to finish construction of our building projects. We may need to spend money to remediate such problems when they are discovered. Defective products widely used by the construction industry can result in the need to perform extensive repairs to large numbers of buildings. Though subcontracts are written to protect us from substandard performance or materials, pervasive problems could adversely affect our business. The cost to us in complying with our warranty obligations in these cases may be significant if we are unable to recover the cost of repair from subcontractors, materials suppliers, and insurers. Further, the timing and quality of our construction depends on the availability and skill of subcontractors. Although we believe that our relationships with our suppliers and subcontractors are good, there can be no assurance that skilled subcontractors will continue to be available at reasonable rates and in the areas in which we conduct our operations. The inability to contract with skilled subcontractors or general contractors at reasonable costs and on a timely basis could limit our ability to construct and deliver buildings and could erode our profit margins and adversely affect our results of operations and cash flows.

We may have difficulty protecting our proprietary manufacturing processes, which could affect our ability to compete.

The Company uses a proprietary manufacturing process which allows us to be code-compliant in our SG BlocksTM product. Such manufacturing process is unique to the construction industry and is important to ensure SGB’s continued success, and we cannot assure you that our efforts to protect our proprietary rights will be sufficient or effective. If other companies replicate our methodology, SGB could lose its competitive advantage. In addition, we currently have one patent application pending for the system and method for conversion of intermodal shipping containers to universal building modules. Any pending or future patent or trademark applications may not lead to issued patents and registered trademarks in all instances. The Company also cannot be assured that the scope of any patents issued in the future will be sufficiently broad to offer meaningful protection. Others may develop or patent similar or superior technologies, products, or services, and our intellectual property rights may be challenged, invalidated, misappropriated, or infringed by others. If we are unable to protect and maintain our intellectual property rights, or if there are any successful intellectual property challenges or infringement proceedings against us, our business and revenue could be materially and adversely affected.

Expansion of our operations may strain resources, and our failure to manage growth effectively could harm our ability to attract and retain key personnel and adversely impact our operating results.

Increased orders for our product, SG BlocksTM, have placed, and may continue to place, a strain on our operational, financial, and managerial resources and personnel. In addition, execution of our growth strategy will require further substantial capital and effective planning. Significant rapid growth on top of our current operations could greatly strain our internal resources, leading to a lower quality of customer service, reporting problems, and delays, resulting in a loss of market share and other problems that could adversely affect our financial performance. Our efforts to grow could place an additional strain on our personnel, management systems, liquidity, and other resources. If we do not manage our growth effectively, our operations could be adversely affected, resulting in slower, no, or negative growth, critical shortages of cash, and a failure to achieve or sustain profitability.

Our liability for estimated warranties may be inadequate, which could materially adversely affect our business, financial condition and results of operations.

We are subject to construction defect and warranty claims arising in the ordinary course of business. These claims are common in the construction industry and can be costly. At this time, our third-party providers offer guarantees and warranties in accordance with industry standards that flow through to our clients. A large number of warranty claims could have a material adverse effect on our results of operations.

We can be adversely affected by failures of persons who act on our behalf to comply with applicable regulations and guidelines.

Although we expect all of our associates (i.e., employees), officers, and directors to comply at all times with all applicable laws, rules, and regulations, there are instances in which subcontractors or others through whom we do business may engage in practices that do not comply with applicable regulations or guidelines.  It is possible that our associates may become aware of these practices but do not take steps to prevent them.  If we learn of practices relating to buildings constructed on our behalf that do not comply with applicable regulations or guidelines, we will move actively to stop the non-complying practices as soon as possible, and we will take disciplinary action with regard to our associates who were aware of the practices, including in some instances terminating their employment. However, regardless of the steps we take, we may be subject to fines or other governmental penalties, and our reputation may be injured.

The cyclical and seasonal nature of the construction industry causes our revenues and operating results to fluctuate, and we expect this cyclicality and seasonality to continue in the future.

The construction industry is highly cyclical and seasonal and is influenced by many international, national and regional economic factors including the availability of consumer and wholesale financing, seasonality of demand, consumer confidence, interest rates, income levels and general economic conditions, including inflation and recessions.  As a result of the foregoing factors, our revenues and operating results fluctuate, and we currently expect them to continue to fluctuate in the future.  Moreover, we have and may continue to experience operating losses during cyclical downturns in the construction market. These and other economic factors could have a material adverse effect on demand for our products and our financial condition and operating results.

Cyber security risks related to the technology used in our operations and other business processes, as well as security breaches of company, customer, employee, and vendor information, could adversely affect our business.

We rely on various information technology systems to capture, process, store, and report data and interact with customers, vendors, and employees. Despite careful security and controls design, our information technology systems, and those of our third-party providers, could become subject to cyber-attacks. Network, system, and data breaches could result in misappropriation of sensitive data or operational disruptions, including interruption to systems availability and denial of access to and misuse of applications required by our customers to conduct business with us. In addition, sophisticated hardware and operating system software and applications that we procure from third parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation of the systems. Misuse of internal applications, theft of intellectual property, trade secrets, or other corporate assets, and inappropriate disclosure of confidential information could stem from such incidents. Delayed sales, slowed production, or other repercussions resulting from these disruptions could result in lost sales, business delays, and negative publicity and could have a material adverse effect on our operations, financial condition, or cash flows.

Risks Relating to the Construction Sector

Our customers may be dependent upon third-party financing, and our financial condition and results of operations could be negatively affected if additional third-party financing for our customers does not become available.

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

Our results of operations also depend on the ability of any potential privately financed customers to obtain loans for the purchase of new buildings.  Over the past few years, lenders have tightened the credit underwriting standards which have reduced lending volumes.  If this trend continues, it would negatively impact our sales, which depend in large part on the availability and cost of financing.  In addition, where our potential customers must sell their existing buildings or real estate in order to develop new buildings, increases in mortgage costs and/or lack of availability of mortgages could prevent buyers of potential customers’ existing buildings from obtaining the mortgages they need to complete their purchases, which would result in our potential customers’ inability to make purchases from us.  If our potential customers cannot obtain suitable financing, our sales and results of operations would be adversely affected.

The construction industry is highly competitive, and such competition may increase the adverse effects of industry conditions.

We operate in a very competitive environment characterized by competition from numerous local, regional, and national builders. We may compete for financing, raw materials, and skilled management and labor resources. A decline in construction starts could adversely affect demand for our buildings and our results of operations. Increased competition could require us to further increase our selling incentives and/or reduce our prices, which could negatively affect our profits.

There can be no assurance that SG BlocksTM or modular construction techniques will achieve market acceptance and grow; thus, the future of our business and the modular construction industry as a whole is uncertain.

There can be no assurance that we will achieve market acceptance for our SG BlocksTM or that the modular construction market will grow. Our business may be disrupted by the introduction of new products and services and is subject to changing consumer preferences and industry trends, which may adversely affect our ability to plan for the future development and marketing of our products. Although SG BlocksTM have particular applications in a wide variety of market segments, there is no assurance that we will be able to expand our relationship within such market segments or, even if we do, that general market acceptance for SG BlocksTM will continue to increase.

Government regulations and legal challenges may delay the start or completion of our projects, increase our expenses, or limit our building activities, which could have a negative impact on our operations.

Various domestic and international rules and regulations concerning building, zoning, sales and similar matters apply to and/or affect the construction industry.  Governmental regulation affects construction activities as well as sales activities, mortgage lending activities and other dealings with consumers.  These industries also have experienced an increase in U.S. state and local legislation and regulations that limit the availability or use of land.  Municipalities may also restrict or place moratoriums on the availability of utilities, such as water and sewer taps.  In some areas, municipalities may enact growth control initiatives, which restrict the number of building permits available in a given year.  In addition, we may be required to apply for additional approvals or modify our existing approvals because of changes in local circumstances or applicable law.  If governments in locations in which we operate take actions like the ones described, they could adversely affect on our business by causing delays, increasing our costs, or limiting our ability to operate in those areas.  Further, we may experience delays and increased expenses as a result of legal challenges to our proposed projects, whether brought by governmental authorities or private parties.  Failure to comply with laws or regulations applicable to or affecting us, or the passage in the future of new and more stringent laws affecting us, may adversely affect our financial condition or results of operations.

The dangers inherent in our operations and the limits on insurance coverage could expose us to potentially significant liability costs and materially interfere with the performance of our operations.

While we believe our insurance coverage is adequate and in line with our industry’s standards, all construction, including modular construction, involves operating hazards that can cause personal injury or loss of life, severe damage to and destruction of property and equipment, and suspension of operations. The failure of such structures during and after installation can result in similar injuries and damages. Although we believe that our insurance coverage is adequate, there can be no assurance that we will be able to maintain adequate insurance in the future at rates we consider reasonable, or that our insurance coverage will be adequate to cover future claims that may arise. Claims for which we are not fully insured may adversely affect our working capital and profitability. In addition, changes in the insurance industry have generally led to higher insurance costs and decreased availability of coverage. The availability of insurance that covers risks we and our competitors typically insure against may decrease, and the insurance that we are able to obtain may have higher deductibles, higher premiums, and more restrictive policy terms.

Risks Relating to our Common Stock

There has historically been a limited trading market for our common stock, and we cannot assure you that an active trading market will develop for such stock.

Our Former Common Stock was quoted on the OTC Bulletin Board since 1999, but it no longer trades, as such stock no longer exists. Our New Common Stock has not been listed on any exchange and does not trade. We cannot assure you that an active trading market for our common stock will develop or be sustained after the offering of our common stock pursuant to the registration statement on Form S-1 filed with the SEC on February 6, 2017. The public offering price for our common stock will be determined by negotiations between the representatives of the underwriters and us. The public offering price may not correspond to the price at which our common stock will trade in the public market subsequent to such offering, and the price of our common stock available in the public market may not reflect our actual financial performance.

Our stock price may be volatile.

After the offering of our common stock upon the effective date of our registration statement on Form S-1, the market price for our common stock is likely to be volatile, in part because our shares are not currently traded publicly. In addition, the market price of our common stock may fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

●	economic and market conditions or trends in our industry or the economy as a whole and, in particular, in the construction industry;

●	additions or departures of key personnel;

●	sales of our common stock;

●	operating results that fall below expectations;

●	industry developments;

●	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

●	material litigation or government disputes;

●	the public’s response to press releases or other public announcements by us or third parties, including our filings with the SEC;

●	changes in financial estimates or recommendations by any securities analysts who follow our common stock;

●	future sales of our common stock by our officers, directors, and significant stockholders; and

●	period-to-period fluctuations in our financial results.

In addition, the securities markets have, from time to time, experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were involved in securities litigation, we could incur substantial costs and our resources and the attention of management could be diverted from our business.

Future sales of our common stock, or the perception in the public markets that these sales may occur, may depress our stock price.

The market price of our common stock could decline significantly as a result of sales of a large number of shares of our common stock in the market after the offering of our common stock pursuant to the registration statement on Form S-1 filed with the SEC on February 6, 2017. The sales, or the perception that these sales might occur, could depress the market price. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

In addition, shares subject to outstanding options under our SG Blocks, Inc. Stock Incentive Plan (the “Incentive Plan”) will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations. If our existing stockholders sell substantial amounts of our common stock in the public market, or if the public perceives that such sales could occur, this could have an adverse impact on the market price of our common stock, even if there is no relationship between such sales and the performance of our business.

Also, in the future, we may issue shares of our common stock in connection with investments or acquisitions. The amount of shares of our common stock issued in connection with an investment or acquisition could constitute a material portion of our then-outstanding shares of our common stock.

The issuance of additional securities by our Board of Directors (the “Board”) will dilute the ownership interests of our current stockholders and could discourage the acquisition of the Company.

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

Failure to establish and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our business and stock price.

Rules adopted by the U.S. Securities and Exchange Commission (the “SEC”) pursuant to Section 404 of the Sarbanes-Oxley Act (“Section 404”) require an annual assessment of internal control over financial reporting and, for certain issuers (but not us), an attestation of this assessment by the issuer’s independent registered public accounting firm. During the course of our assessment, we may identify deficiencies that we may not be able to remediate in time to meet our deadline for compliance with Section 404. Testing and maintaining internal controls can divert our management’s attention from other matters that are important to the operation of our business. We also expect the regulations to increase our legal and financial compliance costs, make it more difficult to attract and retain qualified officers and members of our Board of Directors (the “Board” or “Board of Directors”), particularly to serve on the Audit Committee of our Board (the “Audit Committee”), and make some activities more difficult, time consuming, and costly. We may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404, or our independent registered public accounting firm may not be able or willing to issue an unqualified report on the effectiveness of our internal control over financial reporting. If we conclude that our internal control over financial reporting is not effective, we cannot be certain as to the timing of remediation actions and testing or their effect on our operations because there is presently no precedent available by which to measure compliance adequacy.

If we are unable to conclude that we have effective internal control over financial reporting, our independent auditors are unable to provide us with an unqualified report as required by Section 404, or we are required to restate our financial statements, we may fail to meet our public reporting obligations and investors could lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

We do not expect to pay dividends in the future. Any return on investment may be limited to the value of our common stock.

For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend upon results of operations, financial condition, restrictions imposed by applicable law, and other factors our Board of Directors deems relevant. In addition, the 2016 OID Debentures (defined herein) require that HCI be entitled to participate in any dividend or other distribution during the time such debentures remain outstanding, as long as HCI would be deemed to be a holder of common shares on an as-converted basis on the record date for such dividend or distribution. Accordingly, if you purchase shares of our common stock, realization of a gain on your investment will depend on the appreciation of the price of our common stock, which may never occur. Investors seeking cash dividends in the foreseeable future should not purchase our common stock.

If securities or industry analysts do not publish research or reports about our business or our industry, or publish negative reports about our business or our industry, our stock price and trading volume could decline.

The trading market for our common stock will be influenced by the research and reports that securities or industry analysts publish about us, our business, our industry, or our competitors. If one or more of the analysts who cover us change their recommendation regarding our stock adversely, change their opinion of the prospects for our company in a negative manner, or provide more favorable relative recommendations about our competitors, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.

Certain provisions of Delaware law could discourage, delay, or prevent a merger or acquisition at a premium price.

Certain provisions of Delaware law could discourage potential acquisition proposals, delay or prevent a change in control of our company, or limit the price that investors may be willing to pay in the future for shares of our common stock. Because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which prohibits a person who owns in excess of 15% of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner. Such provisions may discourage, delay or prevent a merger or acquisition of the Company, including a transaction in which the acquirer may offer a premium price for our stock.

ITEM 1B.      UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.       PROPERTIES.

We lease office space in Brooklyn, NY for our headquarters.

ITEM 3.       LEGAL PROCEEDINGS.

None.

ITEM 4.       MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.      MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES.

Our Former Common Stock was quoted on the OTC Bulletin Board since 1999, but no longer trades, as such stock no longer exists. Our New Common Stock has not been listed on any exchange and does not trade. In connection with the Company’s planned offering of common stock, for which a registration statement on Form S-1 was filed with the SEC on February 6, 2017, the Company has applied for listing of its common stock on the Nasdaq Capital Market.

Stockholders

As of February 13, 2017, there were 163,786 shares of New Common Stock outstanding, held by 110 holders of record.

Dividend Policy

We have never declared or paid dividends on our common stock and do not expect to pay any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2016, we issued the following securities which were not registered under the Securities Act:

On June 30, 2016, the Company entered into a Securities Purchase Agreement, pursuant to which the Company sold to HCI, for a subscription price of $2,000,000, the June 2016 OID in the principal amount of $2,500,000, with a maturity date of June 30, 2018. On June 30, 2016, in connection with the Company’s emergence from bankruptcy, each prepetition lender received one share of New Preferred Stock for each dollar owed by the Company under certain prepetition loan documents. The Company currently has 1,801,670 shares of New Preferred Stock outstanding. The Company’s issuance of the New Preferred Stock and the June 2016 OID were exempt from registration by virtue of Section 4(a)(2) of the Securities Act.

On November 1, 2016, we granted Messrs. Galvin, Armstrong, and Shetty options to purchase 98,273, 43,677, and 21,839 shares of common stock, respectively. The issuance of these options was exempt from registration by virtue of Rule 701. The options have an exercise price per share of $3.00.

On November 1, 2016, we granted Messrs. Galvin and Shetty options to purchase 13,334 shares of common stock. The issuance of these options was exempt from registration by virtue of Rule 701. The options have an exercise price per share of $3.00.

On November 1, 2016, we granted David Cross and Kevin King options to purchase 43,677 and 10,920 shares of common stock, respectively. The issuance of these options was exempt from registration under the Securities Act by virtue of Rule 701. The options have an exercise price per share of $3.00.

On November 1, 2016, we granted each of Sean McAvoy, Neal Kaufman, and Christopher Melton options to purchase 16,667 shares of common stock in connection with their service on the Board of Directors. The issuance of these options was exempt from registration by virtue of Rule 701. The options have an exercise price per share of $3.00. Messrs. Kaufman and McAvoy assigned each of their options to HCI in December 2016.

On November 17, 2016, the Company entered into a Securities Purchase Agreement, pursuant to which the Company sold for a subscription price of $750,000 the November 2016 OID to HCI in the principal amount of $937,500, with a maturity date of June 30, 2018 . The Company’s issuance of the November 2016 OID was exempt from registration by virtue of Section 4(a)(2) of the Securities Act.

For a description of securities issued in connection with our Bankruptcy Proceedings, see “Explanatory Note.”

Issuer Purchases of Equity Securities

We did not repurchase any of our outstanding shares during 2016.

ITEM 6.       SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction and Certain Cautionary Statements

The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with our consolidated financial statements and related notes and schedules included elsewhere in this Annual Report.  This discussion contains forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those discussed below.  Factors that could cause or contribute to such differences include, but are not limited to, intensified competition and operating problems in our operating business projects and their impact on revenues and profit margins or additional factors, and those discussed in the section entitled “Risk Factors” in Part I, Item 1A of this Annual Report.  In addition, certain information presented below is based on unaudited financial information. All share numbers presented throughout this Management’s Discussion and Analysis are presented on a post-reverse stock split basis.

Background

We offer the construction industry a safer, greener, faster, longer-lasting and more economical alternative to conventional construction methods. We redesign, repurpose, and convert heavy-gauge steel cargo shipping containers into safe green building blocks for commercial, industrial, and residential building construction.

We provide code engineered cargo shipping containers that we modify and deliver to meet the growing demand for safe and green construction. Rather than consuming new steel and lumber, we capitalize on the structural engineering and design parameters a shipping container must meet and repurpose them for use in building.

Bankruptcy Proceedings

See “Explanatory Note” for a description of our emergence from bankruptcy on June 30, 2016.

Results of Operations

Years Ended December 31, 2016 and 2015:

Year Ended December 31

	Predecessor - Six Months Ended June 30, 2016	Successor - Six Months Ended December, 2016	Total 2016	Predecessor - 2015
Revenue	$1,056,223	$868,166	$1,924,389	$2,405,784
Cost of Revenue	(859,974)	(750,486)	(1,610,460)	(1,897,862)
Operating Expenses	(973,463)	(1,165,288)	(2,138,751)	(1,953,244)
Operating loss	(777,214)	(1,047,608)	(1,824,822)	(1,445,322)
Other expense	(429,009)	(148,200)	(577,209)	(1,297,794)
Reorganization items	541,486	(110,768)	430,718	-
Net Loss	$(664,737)	$(1,306,576)	$(1,971,313)	$(2,743,116)

Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015:

Revenue

Revenue for the year ended December 31, 2016 was $1,924,389 compared to $2,405,784 for the year ended December 31, 2015. This decrease of $481,395 resulted mainly from a decrease of revenue from modified reinforced containers without any interior fit-out (“block green steel jobs”), offset by an increase in engineering jobs. Revenue recognized from block green steel jobs decreased by $768,587 for the year ended December 31, 2016 compared to the year ended December 31, 2015. The decrease was offset by revenue recognized from engineering jobs, which increased by $307,192 for the year ended December 31, 2016 compared to the year ended December 31, 2015. Revenue from block green steel jobs decreased primarily due to the fact that various jobs are not recurring in nature.

Cost of Revenue and Gross Profit

Cost of revenue decreased by $287,402 to $1,610,460 for the year ended December 31, 2016 from $1,897,862 for the year ended December 31, 2015. The decrease in cost of revenue resulted primarily from a decrease of costs from block green steel costs, offset by an increase in costs from engineering jobs. Costs recognized from block green steel jobs decreased $555,069 for the year ended December 31, 2016 compared to the year ended December 31, 2015. Costs recognized from engineering jobs increased $284,667 for the year ended December 31, 2016 compared to the year ended December 31, 2015.

Gross profit decreased by $193,993 to $313,929 for the year ended December 31, 2016 compared to $507,922 for the year ended December 31, 2015. Gross profit percentage decreased to 16% for the year ended December 31, 2016 compared to 21% for the year ended December 31, 2015. Gross profit percentage decreased primarily due to three block green steel jobs with a gross profit percentage ranging from 21% to 34% being recognized during the year ended December 31, 2015 which caused the overall gross profit percentage for 2015 to be greater than 2016.

Payroll and Related Expense

Payroll and related expense for the year ended December 31, 2016 was $861,098 compared to $1,003,699 for the year ended December 31, 2015. This decrease was primarily caused by less head count during 2016 compared to 2015, offset by an increase of $114,713 in stock compensation expense recognized during the year ended December 31, 2016 compared to the year ended December 31, 2015. Stock compensation expense recognized for the six months ended June 30, 2016 and December 31, 2016 amounted to $119,146 and $188,343, respectively. Stock compensation expense recognized for the year ended December 31, 2015 amounted to $192,776.

Other Operating Expenses

Other operating expense for the year ended December 31, 2016 was $1,277,653 compared to $949,545 for the year ended December 31, 2015. The change results primarily from an increase of $242,610, in legal and professional fees for the year ended December 31, 2016 compared to the year ended December 31, 2015, as well as amortization related to intangible assets recognized during the year ended December 31, 2016.

Interest Expense

Interest expense for the year ended December 31, 2016 was $696,734 compared to $1,944,487 for the year ended December 31, 2015. This decrease of $1,247,753 results primarily from a default penalty of $1,247,310 being recognized during the year ended December 31, 2015.

Other Income (Expense)

During the year ended December 31, 2016 there was other income of $119,510 recognized due to a change in fair value of financial instruments, compared to $646,671 in 2015.

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

Liquidity and Capital Resources

SGB sustained losses prior to its bankruptcy and continues to sustain losses from operations after its emergence from bankruptcy in June 2016. SGB anticipates that it will continue to generate losses from operations for the foreseeable future. At December 31, 2016 and December 31, 2015, SGB had a cash balance of $549,100 and $466,997, respectively. As of December 31, 2016, the Company’s stockholders’ equity was approximately $5,400,000. The Company’s net loss from operations for the years ended December 31, 2016 and 2015 was $1,971,313 and $2,743,116, respectively.  Net cash used in operating activities was $1,865,905 and $1,188,609 for the years ended December 31, 2016 and 2015, respectively.

Historically, SGB’s operations have primarily been funded through proceeds from equity and debt financings, as well as revenue from operations.

Combined with our current cash levels and available borrowing capacity, we believe that our cash flows from operations will be adequate to meet our commitments on our existing debt. However, our current liquidity is not sufficient to fund general expansion. To fund our anticipated growth, including a projected expansion in existing and targeted market areas, SGB will either need to generate additional revenues or secure additional financing sources, such as raising funds through debt or equity offerings.

Off -Balance Sheet Arrangements

As of December 31, 2016 and 2015, the Company had no material off-balance sheet arrangements other than operating leases to which SGB or its subsidiaries is a party.

In the ordinary course of business, SGB enters into agreements with third parties that include indemnification provisions which, in its judgment, are normal and customary for companies in its industry sector. These agreements are typically with consultants and certain vendors. Pursuant to these agreements, SGB generally agrees to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to actions taken or omitted by SGB. The maximum potential amount of future payments SGB could be required to make under these indemnification provisions is unlimited. SGB has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, SGB has no liabilities recorded for these provisions as of December 31, 2016.

Critical Accounting Policies and New Accounting Pronouncements

Critical Accounting Policies

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). In connection with the preparation of the financial statements, we are required to make assumptions and estimates and apply judgments that affect the reported amounts of assets, liabilities, revenue, and expenses, and the related disclosures. We base our assumptions, estimates, and judgments on historical experience, current trends, and other factors that we believe to be relevant at the time the consolidated financial statements are prepared. On a regular basis, we review the accounting policies, assumptions, estimates, and judgments to ensure that our financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

Our significant accounting policies are discussed in “Note 3—Summary of Significant Accounting Policies” of the notes to our consolidated financial statements included elsewhere in this Annual Report. We believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our reported financial results.

Share-based payments. SGB measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, the fair value of the award is measured on the grant date. For non-employees, the fair value of the award is generally re-measured on interim financial reporting dates and vesting dates until the service period is complete. The fair value amount is then recognized over the period services are required to be provided in exchange for the award, usually the vesting period. SGB recognizes stock-based compensation expense on a graded-vesting basis over the requisite service period for each separately vesting tranche of each award. Stock-based compensation expense is reported within payroll and related expenses in the consolidated statements of operations.

Other derivative financial instruments. SGB classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) provide a choice of net-cash settlement or settlement in SGB’s own shares (physical settlement or net-share settlement), provided that such contracts are indexed to SGB’s own stock. SGB classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net-cash settle the contract if any event occurs and if that event is outside SGB’s control) or (ii) give the counterparty a choice of net-cash settlement of settlement shares (physical settlement or net-cash settlement). SGB assesses classification of common stock purchase warrants and other free-standing derivatives at each reporting date to determine whether a change in classification between assets and liabilities or equity is required.

SGB’s free-standing derivatives consist of warrants to purchase common stock that were issued to a placement agent involved with the private offering memorandum as well as issuances of convertible debentures. SGB evaluated the common stock purchase warrants to assess their proper classification in the consolidated balance sheet and determined that the common stock purchase warrants feature a characteristic permitting cash settlement at the option of the holder. Accordingly, these instruments have been classified as warrant liabilities. Upon emergence from bankruptcy, all common stock purchase warrants of the Company were cancelled and are no longer included on the Company’s balance sheet.

Convertible instruments. SGB bifurcates conversion options from their host instruments and accounts for them as free-standing derivative financial instruments according to certain criteria. The criteria include circumstances in which (i) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract; (ii) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable GAAP measures with changes in fair value reported in earnings as they occur; and (iii) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.

SGB has determined that the embedded conversion options included in the outstanding convertible debentures should be bifurcated from their host and a portion of the proceeds received upon the issuance of the hybrid contract has been allocated to the fair value of the derivative. The derivative is subsequently marked to market at each reporting date based on current fair value, with the changes in fair value reported in results of operations.

Revenue recognition. SGB accounts for its long-term contracts associated with the design, engineering, manufacture, and project management of building projects and related services using the percentage-of-completion accounting method. Under this method, revenue is recognized based on the extent of progress towards completion of the long-term contract.

Contract costs include all direct material and labor costs and those indirect costs related to contract performance. General and administrative costs, marketing and business development expenses, and pre-project expenses are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. An amount equal to contract costs attributable to claims is included in revenue when realization is probable and the amount can be reliably estimated.

The asset “costs and estimated earnings in excess of billing on uncompleted contracts” represents revenue recognized in excess of amounts billed. The liability “billings in excess of costs and estimated earnings on uncompleted contracts” represents billing in excess of revenue recognized.

SGB offers a one-year warranty on completed contracts. SGB has not incurred any losses to date, nor does it anticipate incurring any losses for warranties that are currently outstanding. Accordingly, no warranty reserve is considered necessary for any of the periods presented.

SGB also supplies repurposed containers to its customers. In these cases, SGB serves as a supplier to its customers for standard and made-to-order products that it sells at fixed prices. Revenue from these contracts is generally recognized when the products have been delivered to and accepted by the customer and collection is reasonably assured. Revenue is recognized upon completion of the following: an order for a product is received from a customer; written approval for the payment schedule is received from the customer and the corresponding required deposit or payments are received; a common carrier signs documentation accepting responsibility for the unit as agent for the customer; and the unit is delivered to the customer’s shipping point.

Amounts billed to customers in a sales transaction for shipping and handling are classified as revenue. Products sold are generally paid for based on schedules provided for in each individual customer contract, including upfront deposits and progress payments as products are being manufactured.

Funds received in advance of meeting the criteria for revenue recognition are deferred and are recorded as revenue when they are earned.

Goodwill. Goodwill represents the excess of reorganization value over the fair value of identified net assets upon emergence from bankruptcy. In accordance with the accounting guidance on goodwill, SGB performs its impairment test of goodwill at the reporting unit level each fiscal year, or more frequently if events or circumstances change that would more likely than not reduce the fair value of its reporting units below their carrying values. The Company’s evaluation of goodwill completed during the year ended December 31, 2016, resulted in no impairment losses.

Intangible assets. Intangible assets represent the preliminary assets identified upon emergence from bankruptcy and consist of $2,766,000 of proprietary knowledge and technology, which is being amortized over 20 years, and $1,113,000 of customer contracts, which is being amortized over 2.5 years. The accumulated amortization and amortization expense for the year ended December 31, 2016, was $291,750. The Company reviews the recoverability of its intangible assets upon a triggering event. Such review involves the Company estimating the future undiscounted cash flows expected to result from the use and eventual disposition of the asset. Impairment, measured by comparing an asset’s carrying value to its fair value, must be recognized when the carrying value of the asset exceeds these cash flows. The Company conducts a review of the financial performance of its intangible assets in connection with the preparation of its financial statements for each reported period and determines whether any triggering events are indicated. The Company evaluated intangible assets for impairment during the year ended December 31, 2016, and determined that there are no impairment losses.

New Accounting Pronouncements

See Note 3 to the accompanying consolidated financial statements for all new accounting pronouncements.

Related Party Transactions

See “Certain Relationships and Related Transactions, and Director Independence -Transactions with Related Persons ” in Part III, Item 13 of this Annual Report for a description of related party transactions.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements and the notes thereto, together with the reports thereon of Marcum LLP dated July 21, 2016 and Whitley Penn LLP dated February 21, 2017, appear beginning on page F-1 of this report.

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On August 2, 2016, SGB disclosed in a Current Report on Form 8-K that we dismissed our independent registered public accounting firm, Marcum LLP (“Marcum”), and subsequently engaged Whitley Penn LLP (“Whitley Penn”). The decision to dismiss Marcum and engage Whitley Penn was approved by the Company’s full Board and the Audit Committee of the Board.

The audit reports of Marcum on the consolidated financial statements of the Predecessor Company for each of the two most recent fiscal years ended December 31, 2015 and 2014 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to audit scope or accounting principles, however Marcum’s report on the Predecessor Company’s financial statements for the year ended December 31, 2015 contained a provision concerning uncertainty as to the Predecessor Company’s ability to continue as a going concern. The financial statements did not include any adjustments that might have resulted from the outcome of this uncertainty.

During the Company’s two most recent fiscal years ended December 31, 2015 and 2014, and any subsequent interim period through the date of Marcum’s dismissal, there were no: (1) disagreements with Marcum on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to Marcum’s satisfaction, would have caused Marcum to make reference to the subject matter of the disagreement in connection with its reports on the Company’s consolidated financial statements; or (2) except for the matter relating to internal control over financial reporting described below, there were no “reportable events,” as defined in Item 304(a)(1)(v) of Regulation S-K of the rules and regulations of the SEC (“Regulation S-K”), during the years ended December 31, 2015 or 2014 or in any subsequent interim period.

Marcum has communicated to the Company that we did not maintain effective internal controls over financial reporting.  Specifically, (i) we have experienced difficulty in generating data in a form and format that facilitates the timely analysis of information needed to produce accurate financial reports, (ii) we have experienced difficulty in applying complex accounting and financial reporting and disclosure rules required under GAAP and the SEC reporting regulations, and (iii) we have limited segregation of duties.

The Company provided Marcum with a copy of the disclosures in the August 2, 2016 Form 8-K prior to filing with the SEC. Pursuant to the Company’s request, on July 28, 2016, Marcum furnished to the Company a letter addressed to the SEC regarding the statements contained in that report.

On July 29, 2016, the Audit Committee engaged Whitley Penn as the Company’s independent registered public accounting firm for the year ending December 31, 2016. In deciding to select Whitley Penn, the Audit Committee reviewed auditor independence issues and existing commercial relationships with Whitley Penn and concluded that Whitley Penn has no commercial relationship with the Company which would impair its independence for the two most recent fiscal years ended December 31, 2016 and December 31, 2015.

ITEM 9A.       CONTROLS AND PROCEDURES.

(a) Disclosure Controls and Procedures.

Management, with the participation of our Principal Executive Officer and Principal Financial Officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report (the “Evaluation Date”). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms and (ii) is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

The Principal Executive Officer and the Principal Financial Officer believe that the consolidated financial statements and other information contained in this Annual Report present fairly, in all material respects, our business, financial condition and results of operations.

(b) Management’s Annual Report on Internal Control over Financial Reporting

Our management is also responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act).  The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of the inherent limitations of internal control systems, our internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on our assessment, we concluded that, as of December 31, 2016, our internal control over financial reporting was effective based on those criteria.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the exemption provided to issuers that are neither “large accelerated filers” nor “accelerated filers” under the Dodd-Frank Wall Street Reform and Consumer Protection Act.

(c) Changes in Internal Control over Financial Reporting

Notwithstanding our remedial actions and integration of our financial reporting systems, there was no change in our internal control over financial reporting that occurred during the fourth quarter of 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.      OTHER INFORMATION.

None.

PART III

ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information regarding the members of the Company’s Board and the executive officers. Our directors are elected to serve until the next annual meeting of stockholders and until their respective successors have been duly elected and qualified.  Additional information regarding our directors and executive officers, including their business experience for the past five years (and in some instances for prior years) and the key attributes, experience, and skills that led the board of directors to conclude that each person should serve as a director is set forth below. Pursuant to the Plan, HCI was entitled to designate three directors to serve on the Board and designated Messrs. Kaufman, McAvoy and Shetty to serve on the Board, who were each elected to the Board on July 1, 2016. In addition, on July 1, 2016, Paul Galvin and Christopher Melton were re-elected to the Board and Stevan Armstrong, Joseph Tacopina, J. Scott Magrane, Brian Wasserman and Jennifer Strumingher were either removed or resigned in order to effectuate the Plan. Mr. Kirkland and Mr. Bell resigned from the Board on September 28, 2015. There were no disagreements between any of the members of the Board being removed or resigning and the Company.

Balan R. Ayyar and A. Richard Moore, Jr. joined our Board in January 2017 and February 2017, respectively.

Current Directors and Executive Officers

Name	Age	Year First Elected or Appointed	Position
Paul Galvin	54	2011	Chairman of the Board and Chief Executive Officer
Mahesh Shetty	57	2016	Chief Financial Officer, Secretary and Director
Stevan Armstrong	68	2011	President and Chief Operating Officer
Sean McAvoy(2)	52	2016	Director
Christopher Melton(1)(2)	45	2011	Independent Director
Neal Kaufman(2)	48	2016	Director
Balan R. Ayyar(1)	51	2017	Independent Director
A. Richard Moore, Jr.(1)	71	2017	Independent Director

(1)	Member of Audit Committee
(2)	Member of Compensation Committee

Our executive officers are elected by and serve at the discretion of our Board. There are no family relationships among any of our directors and executive officers.

Paul M. Galvin was appointed as a director and the Company’s Chief Executive Officer upon consummation of the reverse merger among CDSI Holdings Inc., CDSI Merger Sub, Inc., SG Blocks, and certain stockholders of SG Blocks on November 4, 2011 (the “Merger”). Mr. Galvin is a founder of SGBlocks, LLC, the predecessor entity of SGB. He has served as the Chief Executive Officer of SGB and its predecessor entity since April 2009 and as a director of such since January 2007. Mr. Galvin has been a managing member of TAG Partners, LLC (“TAG”), an investment partnership formed for the purpose of investing in SGB, since October 2007. Mr. Galvin brings over 20 years of experience developing and managing real estate, including residential condominiums, luxury sales, and market rate and affordable rental projects. Prior to his involvement in real estate, he founded a non-profit organization that focused on public health, housing, and child survival, where he served for over a decade in a leadership position. During that period, Mr. Galvin designed, developed, and managed emergency food and shelter programs through New York City’s Human Resources Administration and other federal and state entities. From November 2005 to June 2007, Mr. Galvin was Chief Operating Officer of a subsidiary of Yucaipa Investments, where he worked with religious institutions that needed to monetize underperforming assets. While there, he designed and managed systems that produced highest and best use analyses for hundreds of religious assets and used them to acquire and re-develop properties across the U.S. Mr. Galvin holds a Bachelor of Science in Accounting from LeMoyne College and a Master’s Degree in Social Policy from Fordham University. He was formerly an adjunct professor at Fordham University’s Graduate School of Welfare. Mr. Galvin previously served for 10 years on the Sisters of Charity Healthcare System Advisory Board and six years on the board of directors of SentiCare, Inc. In 2011, the Council of Churches of New York recognized Mr. Galvin with an Outstanding Business Leadership Award. Mr. Galvin’s pertinent experience, qualifications, attributes, and skills include his managerial experience and the knowledge and experience he has attained in the real estate industry.

Mahesh Shetty was appointed as a director of the Company on July 1, 2016 by HCI and as Chief Financial Officer on July 29, 2016. From December 2015 to December 2016, Mr. Shetty served as the Chief Restructuring Officer and Chief Financial Officer for PFO Global, Inc., an innovative manufacturer and commercial provider of advanced prescription lenses. From 2008 to 2015, Mr. Shetty served as the Partner, Chief Operating Officer, and Chief Financial Officer at Encore Enterprises, a private equity real estate firm with over $750 million in assets. He had management oversight and responsibility for all of Encore Enterprise’s finance, risk management, human resources, and technology. Prior to joining Encore Enterprises, Mr. Shetty was the Chief Financial Officer of North American Technologies Group, Inc., a Nasdaq-listed manufacturing company focused on the transportation industry. Mr. Shetty began his career at PricewaterhouseCoopers LLP and has served in executive finance and operational leadership roles with Fortune 500 and mid-size private and public companies in the manufacturing, technology, and service industries. He earned a bachelor’s degree majoring in banking, economics, and accounting and a French minor from Osmania University, India and received his Master of Business Administration, summa cum laude, from the University of Texas at Dallas. He is a Certified Public Accountant (“CPA”), a Certified Information Technology Professional, a Chartered Global Management Accountant, and a Chartered Accountant. Mr. Shetty serves on the board and is the treasurer of Mothers Against Drunk Driving, serves on the Board of Financial Executives International, Dallas Chapter, the largest chapter in the U.S., and as chairman of the U.S. India Chamber of Commerce DFW. He also serves on the board of ABT Holdings (OTC Pink: ABOT), a U.S.-based holding company headquartered in Pasadena, California, on the board of EZlytix, a private cloud based business intelligence software company, and on the board of BIG Logistics, a private logistics company. Mr. Shetty’s pertinent experience, qualifications, attributes, and skills include expertise in finance, strategy, technology, and operations.

Stevan Armstrong was appointed as the Company’s President and Chief Operating Officer upon consummation of the Merger on November 4, 2011. Mr. Armstrong served as a director of the Company from November 4, 2011 until July 1, 2016. Mr. Armstrong is a founder of SGBlocks, LLC. Mr. Armstrong has served as the President and Chief Operating Officer of SGB and its predecessor entity since April 2009 and as a director of SGB and its predecessor entity since January 2007. From 2003 until fully phasing out in March 2010, he was a minority partner (owner) and Chief Construction Officer for Stratford Companies, a large senior housing development group, where he had complete responsibility for all engineering, design construction, and commissioning of over $250,000,000 of facilities over a three-year period. Prior to that, he was the Executive Vice President for Operations of Hospital Affiliates Development Corp., a proprietary health care company specializing in the development of healthcare and senior care projects both domestically and internationally. Mr. Armstrong managed the design and construction of healthcare and elderly care housing projects in 40 states and 16 foreign countries with overall responsibility for operations. His background includes structural design engineering for large-scale healthcare projects, project scheduling, and management of development of construction budgets. He spent much of his early career working on-site as a field engineer and construction specialist. Mr. Armstrong served 30 years on active and reserve duty as a Civil Engineering Corps Officer for the U.S. Navy, retiring as Assistant Chief of Staff for Operations for the Atlantic Seabees (Navy Construction Battalions) both Active and Reserve based out of Norfolk, Virginia, with 8,000 engineering and construction troops reporting to headquarters. Mr. Armstrong was responsible for their operations both in the U.S. and worldwide. Mr. Armstrong holds a Bachelor of Architectural Engineering from Pennsylvania State University and a Master’s in Engineering from George Washington University. Mr. Armstrong brings extensive design, construction, and engineering expertise to the Company and his pertinent experience, qualifications, attributes, and skills include real estate and development expertise.

Sean McAvoy was appointed as a director of the Company on July 1, 2016 by HCI. Sean is a founding member of Hillair Capital Management, LLC (“HCM”) and its affiliated funds since 2010. He has over 20 years of experience in structuring and negotiating transactions, primarily in the public markets. Between 1996 and 2008, Mr. McAvoy was a member of the mergers and acquisitions, private equity, and corporate finance practices at Jones Day, an international law firm, where he served as a founding partner of the firm’s Silicon Valley office from 2002 to 2008. At Jones Day, Mr. McAvoy represented public companies and their boards of directors, as well as financial sponsors, in domestic and cross-border mergers and acquisitions, auctioned dispositions, unsolicited and negotiated tender offers, leveraged buyouts, including going-private transactions, and leveraged recapitalizations. Mr. McAvoy also counseled boards of directors and senior management regarding corporate governance, fiduciary duty, takeover preparedness, and disclosure obligations. Prior to his corporate legal career, Mr. McAvoy served as a legislative aide to Senator William S. Cohen and as a Professional Staff Member of the U.S. Senate Governmental Affairs Committee. Mr. McAvoy also served as a special counsel and senior staff member on Senator John McCain’s 2008 presidential campaign. Currently, Mr. McAvoy serves on the board of The Orvis Company, Inc., a specialty retailer and sporting goods company, and on the board of the Pacific Research Institute, a California-based free-market think tank. Mr. McAvoy is an honors graduate of Williams College and earned advanced degrees at the London School of Economics and Political Science, where he was an Alumni and Friends of the London School of Economics Scholar, and Georgetown University Law School. Mr. McAvoy’s pertinent experience, qualifications, attributes, and skills include expertise in finance, strategy, and corporate law.

Christopher Melton was appointed as a director of the Company upon consummation of the Merger on November 4, 2011. Mr. Melton is Principal and co-founder of Callegro Investments. Callegro Investments is a specialist land investor investing in the southeastern U.S. Mr. Melton has served on the board of directors of World Education and Development Fund, a non-profit organization that focuses on education for underprivileged children in Latin America, since 2008. From 2000 to 2008, Mr. Melton was a Portfolio Manager for Kingdon Capital Management (“Kingdon”) in New York City, where he ran an $800 million book in media, telecom, and Japanese investment. Mr. Melton opened Kingdon’s office in Japan, where he set up a Japanese research company. From 1997 to 2000, Mr. Melton served as a Vice President at JPMorgan Investment Management as an equity research analyst, where he helped manage $500 million in REIT funds under management. Mr. Melton was a Senior Real Estate Equity Analyst at RREEF Funds in Chicago from 1995 to 1997. RREEF Funds is the real estate investment management business of Deutsche Bank’s Asset Management division. Mr. Melton earned a Bachelor of Arts in Political Economy of Industrial Societies from the University of California, Berkeley in 1995. Mr. Melton earned Certification from University of California, Los Angeles’s Anderson Director Education Program in 2014. Mr. Melton’s pertinent experience, qualifications, attributes, and skills include financial literacy and expertise, managerial experience, and the knowledge and experience he has attained through his services as a director of various companies and his personal real estate investment and development activities.

Neal Kaufman was appointed as a director of the Company on July 1, 2016 by HCI. Mr. Kaufman is a founding member of HCM since 2010. He has over 15 years of operating experience with large and small publicly traded companies and also has significant experience supporting financing activities. Mr. Kaufman opened the West Coast operations for Ardour Capital Investments, LLC, an investment bank wholly focused on the clean technology sector. Before that, he was the Chief Executive Officer of American TieTek LLC. Mr. Kaufman also held various senior management positions at 3Com Corporation and worked for the internet arm of NBC Television. He began his career at McKinsey & Co., working in the U.S., Europe, and South America. Mr. Kaufman has a Bachelor of Arts in economics, magna cum laude, from Harvard College, a Master’s from Stanford University, and a Master of Business Administration from Harvard Business School, where he was a Baker Scholar. Mr. Kaufman’s pertinent experience, qualifications, attributes, and skills include expertise in finance, strategy, and operations.

Balan R. Ayyar was appointed as a director of the Company on January 30, 2017. General Ayyar is the founder and CEO of Percipient.ai, a Silicon Valley advanced analytics firm providing artificial intelligence, machine learning, and computer vision for U.S. national security missions since January 2017. In 2016, he was named the President and Chief Executive Officer of Sevatec, Inc., an IT solutions firm specializing in cyber, data science, cloud engineering, and system integration across national security missions, where he had worked as the Chief Operating Officer since 2014. Before joining the private sector, General Ayyar served as the Commanding General of Combined Joined Interagency Task Force 435 in Kabul, Afghanistan, beginning in 2013. Prior to that, General Ayyar led the U.S. Air Force Recruiting Service. He served in four combatant commands, as the military assistant to the Secretary of Defense, and as a White House Fellow. General Ayyar has received a number of awards and decorations for his service, including a Bronze Star, an Air Force Commendation Medal, and a Presidential Service Badge. He is a member of the Council on Foreign Relations and serves on the board of directors of Fairfax Futures, an early childhood education non-profit partnership. General Ayyar has a Bachelor of Science in international affairs from the U.S. Air Force Academy, Master’s degrees from Maxwell Air Force Base, Alabama, Auburn University, and the Industrial College of the Armed Forces, National Defense University in Washington, D.C. General Ayyar’s pertinent experience, qualifications, attributes, and skills include his extensive leadership experience and technology background.

A. Richard Moore, Jr. joined the Board on February 2, 2017. Mr. Moore is an independent management consultant. From February 2013 through September 2016, he was managing director for non-bank activities of Strategic Growth Bank Incorporated (“Strategic Growth”) in El Paso, Texas focusing on Strategic Growth’s mortgage activities and new business initiatives. From November 2004 through December 2012, prior to joining Strategic Growth, Mr. Moore held various positions with Verde Realty, a Maryland REIT with headquarters in El Paso and Houston, including Executive Vice President, Chief Financial Officer, and Corporate Secretary. Prior to that, Mr. Moore spent 16 years in the Real Estate Department of the Investment Banking Division of Goldman, Sachs & Co., where he developed and led the firm’s sale/leaseback business and later headed the firm’s REIT banking activities. Mr. Moore has been a guest lecturer on real estate finance and the REIT structure at Columbia University, New York University, and Southern Methodist University. He currently serves as director and chairman of the Audit Committee of Guardian Mortgage Company, Inc. in Dallas, Texas, and an advisory trustee of Borderplex Realty Trust. He is also a director and chairman of the Investment Committee for the Paso del Norte Health Foundation and a director of the Paso del Norte Charitable Foundation. Mr. Moore holds a B.A. and Master of Divinity from Southern Methodist University and an MBA from the Harvard Business School. Mr. Moore’s pertinent experience, qualifications, attributes, and skills include his extensive background in real estate development.

Board of Directors

We currently have seven directors. Our current By-laws provide that the authorized number of directors shall be fixed, from time to time, by resolution of the directors.

Each executive officer is elected by and serves at the discretion of the Board. Each of our executive officers and directors, other than non-employee directors, devotes his or her full time to our affairs. There are no family relationships among any of our directors or officers.

Our Board has considered the relationships of all directors and, where applicable, the transactions involving them described below under “Certain Relationships and Related Person Transactions.” Based upon this consideration, our board of directors determined that each of Mr. Melton, General Ayyar, and Mr. Moore does not have any relationship which would interfere with the exercise of independent judgment in carrying out his or her responsibility as a director and that each of them qualifies as an independent director under the applicable rules of the Nasdaq Stock Market.

Board Representation and Board Observer Rights

In connection with the Plan, Frank Casano and Dillon Hill Capital, LLC entered into letter agreements with the Company, pursuant to which each of Messrs. Casano and Dillon Hill Capital, LLC is entitled to invite a single representative to attend all meetings of the Board in a nonvoting observer capacity. These board observer rights for each individual terminate and become of no further force or effect upon the earlier of (i) the date when such individual no longer owns, together with certain affiliates, at least 10% of voting equity of the Company on a fully diluted basis (excluding the Exit Financing (as defined in the Plan), unless and until converted into equity), or (ii) upon a Change of Control (as defined in the board observer letter agreements). See “Transactions with Related Persons—Transactions with Frank Casano” and “Transactions with Related Persons—Transactions with Dillon Hill Capital, LLC.”

Board Leadership Structure and Board’s Role in Risk Oversight

Risk is inherent with every business, and how well a business manages risk can ultimately determine its success. We face a number of risks, including those described under “Risk Factors.” Our Board is actively involved in oversight of risks that could affect us. This oversight is conducted primarily through Board committees, as disclosed in the descriptions of each of the committees below, but the full Board of Directors has retained responsibility for general oversight of risks. Our Board satisfies this responsibility through reports by each committee regarding the committee’s considerations and actions, as well as through regular reports directly from officers responsible for oversight of particular risks within the Company. Our Board believes that full and open communication between management and the Board of Directors is essential for effective risk management and oversight.

Board Committees

Our Board has established the Audit Committee and the Compensation Committee, each of which operates pursuant to a separate charter adopted by our Board of Directors. A copy of each committee’s charter will be posted on the Corporate Governance section of our website, which is located at www.sgblocks.com. Such documents will also be available, without charge, upon written request to our corporate secretary at SG Blocks, Inc., 195 Montague Street, Brooklyn, NY 11201. The composition and functioning of all of our committees will comply with all applicable requirements of the Sarbanes-Oxley Act of 2002, the Nasdaq Stock Market, and SEC rules and regulations, except that, with respect to the majority independent board and compensation committee independence requirements, we will rely upon the phase-in rules of the Nasdaq Stock Market and the SEC, based on our status as a company emerging from bankruptcy, as further described below.

Audit Committee

Mr. Melton, General Ayyar, and Mr. Moore serve on our Audit Committee. Mr. Melton serves as the chair of the Audit Committee. Our Board has determined that each member of the Audit Committee is independent under the rules of the Nasdaq Stock Market and Rule 10A-3 of the Exchange Act. Mr. Melton qualifies as an “audit committee financial expert” for purposes of the Exchange Act.

Our Audit Committee oversees our corporate accounting and financial reporting process. Among other matters, our Audit Committee:

●	is responsible for the appointment, compensation, and retention of our independent auditors and reviews and evaluates the auditors’ qualifications, independence, and performance;

●	oversees our auditors’ audit work and reviews and pre-approves all audit and non-audit services that may be performed by them;

●	reviews and approves the planned scope of our annual audit and discusses with the auditors those matters required to be discussed by “Auditing Standard No. 16—Communications with Audit Committees”;

●	monitors the rotation of partners of the independent auditors on our engagement team as required by law;

●	reviews our financial statements and discusses with management and our independent auditors the results of the annual audit and the review of our quarterly financial statements;

●	reviews our critical accounting policies and estimates;

●	oversees the adequacy of our accounting and financial controls;

●	annually reviews the Audit Committee charter and the Audit Committee’s performance;

●	reviews and approves all related-party transactions; and

●	establishes and oversees procedures for the receipt, retention, and treatment of complaints regarding accounting, internal controls, or auditing matters and oversees enforcement, compliance, and remedial measures under our Code of Ethics.

Compensation Committee

Messrs. McAvoy, Kaufman, and Melton serve on our Compensation Committee. Mr. McAvoy serves as the chairman of the Compensation Committee.

Under the applicable rules of the Nasdaq Stock Market, a company listing following its emergence from bankruptcy is permitted to phase-in its compliance with the independent compensation committee requirements, such that (1) the committee has one independent member at the time of listing, (2) a majority of independent members within 90 days of listing, and (3) all independent members within one year of listing.

The Compensation Committee’s responsibilities include:

●	annually reviewing and approving corporate goals and objectives relevant to compensation of our chief executive officer and evaluating the performance of our chief executive officer in light of such corporate goals and objectives;

●	determining the compensation of our chief executive officer and reviewing and approving the compensation of our other executive officers;

●	appointing, compensating, and overseeing the work of any compensation consultant, legal counsel, or other advisor retained by the Compensation Committee;

●	conducting the independence assessment outlined in Nasdaq rules with respect to any compensation consultant, legal counsel, or other advisor retained by the Compensation Committee;

●	annually reviewing and reassessing the adequacy of the Compensation Committee charter in compliance with the listing requirements of the Nasdaq Stock Market;

●	reviewing and establishing our overall management compensation, philosophy, and policy;

●	reviewing and approving our policies and procedures for the grant of equity-based awards;

●	reviewing and discussing with management the compensation discussion and analysis that may be required from time to time to be included in our annual proxy statement or Annual Report on Form 10-K, if applicable;

●	reviewing and discussing with the Board of Directors corporate succession plans for the chief executive officer and other key officers;

●	overseeing and administering our employment agreements, severance arrangements, compensation, welfare, benefit, and pension plans and similar plans; and

●	reviewing and making recommendations to the Board of Directors with respect to director compensation.

Compensation Committee Interlocks and Insider Participation

During 2016, no officer or employee served as a member of our Compensation Committee. None of our executive officers currently serve, or in the past year has served, as a member of the compensation committee of any entity that has one or more executive officers serving on our Board of Directors or Compensation Committee or as a director of any entity that has one or more executive officers serving on our Compensation Committee.

Nominating and Corporate Governance Committee

We do not have a standing nominating and corporate governance committee. In accordance with Rule 5605(e)(2) of the Nasdaq Rules, a majority of the Company’s independent directors may recommend a director nominee for selection by the Board. The Board believes that the independent directors can sufficiently carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The Board will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to the Board should follow the procedures set forth in our By-laws.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the Board considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

Code of Ethics

We have adopted a Code of Ethics that applies to our employees, our President, Vice President, Chief Executive Officer, and Chief Financial Officer. We will provide, without charge, a copy of the Code of Ethics on the written request of any person addressed to our Chief Financial Officer at SG Blocks, Inc., 195 Montague Street, Brooklyn, NY 11201. A current copy of the Code of Ethics is posted on the Corporate Governance section of our website, which is located at www.sgblocks.com. If we make any substantive amendments to or grant any waivers from the Code of Ethics for any officer or director, we will disclose the nature of such amendment or waiver on our website or in a current report on Form 8-K.

Family Relationships

There are no family relationships among the Company’s existing or incoming directors or officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC.  Based solely on a review of Forms 3, 4 and 5 and amendments thereto furnished to the Company, the Company believes that during the fiscal year ended December 31, 2016, its directors, officers and greater than ten percent stockholders have complied with all Section 16(a) filing requirements, other than the following:

1.	Sean McAvoy filed a Form 3 on July 12, 2106 to report the acquisition of Senior Convertible Secured Debentures in the amount of $2,500,000, Series A Convertible Preferred Stock and shares of common stock on June 30, 2016,
2.	Christopher Melton filed a Form 4 on November 3, 2016 to report the acquisition of common stock on June 30, 2016 in connection with the Company’s Plan.
3.	Paul Galvin filed a Form 4 on November 2, 2016 to report the acquisition of common stock on June 30, 2016 in connection with the Company’s Plan.
4.	Stevan Armstrong filed a Form 4 on November 3, 2016 to report the acquisition of common stock on June 30, 2016 in connection with the Company’s Plan.
5.	Neal Kaufman filed a Form 3 on October 26, 2016 to report becoming a Section 16 insider on June 30, 2016.
6.	Mahesh Shetty filed a Form 3 on October 26, 2016 to report becoming a Section 16 insider on June 30, 2016.
7.	HCI and HCM both filed a Form 3 on July 12, 2016 to report the acquisition of Senior Convertible Secured Debentures in the amount of $2,500,000, Series A Convertible Preferred Stock and shares of common stock on June 30, 2016.
8.	Bruce Grossman, the sole member of Dillon Hill Capital, LLC, filed a Form 3 on July 29, 2016 to report the acquisition of Series A Convertible Preferred stock on June 30, 2016.

ITEM 11.      EXECUTIVE COMPENSATION

This section discusses the material components of the executive compensation program offered to our named executive officers. For 2016, our named executive officers were:

●	Paul M. Galvin, our Chief Executive Officer;

●	Stevan Armstrong, our President and Chief Operating Officer; and

●	Mahesh Shetty, our Chief Financial Officer.

Summary Compensation Table

The following table sets forth all compensation awarded to, paid to or earned by the following executive officers, for each of the Company and SG Building, for the fiscal year ended December 31, 2016 and 2015.

Name and Principal Position	Year	Salary ($)		Bonus ($)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)

Paul M. Galvin	2016	155,000		—	139,285	0	294,285
Chief Executive Officer	2015	216,333		—	—	—	216,333

Stevan Armstrong President and Chief	2016	114,167		—	54,509	0	168,676
Operating Officer	2015	102,167		—	—	—	102,167

Mahesh Shetty	2016	97,500	(2)	—	43,894	0	141,394
Chief Financial Officer	2015	—		—	—	—	—

(1)	Represents the aggregate grant date fair value of stock options granted to the named executive officers in the applicable year computed in accordance with Accounting Standards Codification “Topic 718—Compensation—Stock Compensation” (“ASC Topic 718”), excluding the effect of estimated forfeitures. For a description of the assumptions used in valuing these awards, see “Note 3—Summary of Significant Accounting Policies” to our consolidated financial statements included elsewhere in this Annual Report. For Messrs. Galvin and Shetty, a portion of the amount listed in the Option Awards column for 2016 relates to options to purchase 13,334 shares, which were received as compensation for serving on the Board of Directors.

(2)	Amount reflects payments of $97,500 to RSM Advisors, Inc., a financial consulting business of which Mr. Shetty is the principal.

Narrative Disclosure to Summary Compensation Table

Following is a brief summary of each core element of the compensation program for our named executive officers.

Base Salary

We provide competitive base salaries that are intended to attract and retain key executive talent. Base salary levels depend on the executive’s position, responsibilities, experience, market factors, recruitment and retention factors, internal equity factors, and our overall compensation philosophy. In 2014, the Board approved and set an annual base salary for Messrs. Galvin and Armstrong at $216,333 and $102,167, respectively, for the fiscal year ending December 31, 2015. In 2015, the Board set an annual base salary for Messrs. Galvin, Armstrong, and Shetty at $155,000, $114,167, and $97,500, respectively, for the fiscal year ending December 31, 2016.

Stock Options

We generally offer stock options to our key employees, including our named executive officers, as the long-term incentive component of our compensation program. Our stock options generally allow key employees to purchase shares of our common stock at a price per share equal to the fair market value of our common stock on the date of grant, as determined by our Board of Directors, and may be intended to qualify as “incentive stock options” under the Internal Revenue Code.

No stock options were granted during the year ending December 31, 2015. On November 1, 2016, our Board of Directors granted Messrs. Galvin, Armstrong, and Shetty options to purchase 98,273, 43,677, and 21,839 shares of our post-reverse stock split common stock, respectively. With respect to Mr. Galvin, these options vested as to 43,676 of the shares on the grant date, and the remainder will vest as to 18,199 shares on each of the first, second, and third anniversaries of the grant date. With respect to Mr. Armstrong, these options vested as to 21,839 of the shares on the grant date, with the remainder to vest as to 10,919 shares on each of the first and second anniversaries of the grant date. With respect to Mr. Shetty’s option grant, 10,919 of the options vested on the grant date and the remaining 10,920 options will vest on filing this Annual Report.

On November 1, 2016, our Board of Directors granted Messrs. Galvin and Shetty options to purchase 13,334 shares of the Company’s common stock as part of their compensation for serving on the Board of Directors. These options vest and become exercisable in equal quarterly installments of 3,334 shares on the last day of each fiscal quarter following the grant date until such options are 100% vested.

On November 1, 2016, SGB also granted each of Messrs. McAvoy, Kaufman, and Melton options to purchase 16,667 shares of common stock in connection with their service on the Board of Directors. Each of these options vests and becomes exercisable in equal quarterly installments of 4,167 shares on the last day of each fiscal quarter following the grant date until such options are 100% vested. Messrs. Kaufman and McAvoy subsequently assigned 33,334 of such options to HCI in December 2016.

On January 30, 2017, the Board granted 186,309 shares of common stock to certain key employees, which options vest in equal quarterly installments over a period of two years after the grant date. In addition, the Board granted these individuals options to purchase, in the aggregate, 61,034 shares of common stock in connection with the Company’s emergence from bankruptcy in 2016, which options vested in full on the grant date. The grant of such options is contingent upon the passing of twenty calendar days after the date the Information Statement on Schedule 14C, with respect to stockholder approval of the Incentive Plan, is furnished to the Company’s stockholders.

The stock options vest on an accelerated basis in the event of (i) death or disability or (ii) a termination without cause or a resignation for good reason, in either case within two years after a change in control.

In accordance with the Plan, all stock options granted prior to June 30, 2016 were cancelled.

Employment Agreements

The employment agreements with Messrs. Galvin and Armstrong have expired and the Company is currently negotiating a new agreement with Messrs. Galvin, Armstrong, and Shetty. Such agreements contemplate, in addition to annual base salary, that each executive officer will be eligible to receive a discretionary cash bonus and certain option awards based on the Company’s emergence from bankruptcy and in connection with each executive’s employment. Messrs. Galvin, Armstrong, and Shetty will also be entitled to severance if the Company terminates their employment during the term for any reason other than cause (as defined therein), death, or disability.

Shetty Consulting Agreement

On March 2016, we entered into a consulting agreement with Mr. Shetty (the “Shetty Agreement”) and RSM, which provides for certain consulting services to be provided by RSM and for Mr. Shetty to serve as our Chief Financial Officer from July 27, 2016 unless the Shetty Agreement is terminated for “Cause” (as defined in the Shetty Agreement). The Shetty Agreement provides that Mr. Shetty will be paid $10,000 per month and for Mr. Shetty will receive options to purchase 21,839 shares of Company common stock at fair market value on the grant date ($3.00), one-half of which vested on the grant date, and the remaining one-half on filing this Annual Report.

Retirement, Health, Welfare, and Additional Benefits

Messrs. Galvin and Armstrong are eligible to participate in our employee benefit plans and programs, including medical benefits, flexible spending accounts, short- and long-term disability, and life insurance, to the same extent as our other full-time employees, subject to the terms and eligibility requirements of those plans. Messrs. Galvin and Armstrong are also eligible to participate in a tax-qualified 401(k) defined contribution plan to the same extent as our other full-time employees. Currently, we do not match contributions made by participants in the 401(k) plan or make other contributions to participant accounts.

SGB Stock Incentive Plan

Effective as of October 26, 2016, our Board of Directors adopted the SG Blocks, Inc. Stock Option Plan (subject to stockholder approval to authorize the issuance of “incentive stock options” thereunder). Effective January 30, 2017, the SG Blocks, Inc. Stock Option Plan was amended and restated as the SG Blocks, Inc. Stock Incentive Plan, and the Incentive Plan was approved by our stockholders on January 31, 2017. The following summary describes the material terms of the Incentive Plan. This summary is not a complete description of all provisions of the Incentive Plan and is qualified in its entirety by reference to the text of the Incentive Plan, which is attached as Exhibit 10.10 to this Registration Statement on Form S-1, filed with the SEC on February 6, 2017.

Types of Awards

The Incentive Plan authorizes the issuance of awards in the form of stock options (which may be either incentive stock options within the meaning of Section 422 of the Internal Revenue Code or non-qualified stock options), stock appreciation rights (“SARs”), restricted shares, restricted share units, other share-based awards, and cash-based awards.

Administration

The Incentive Plan will be administered by our Compensation Committee of the Board of Directors (the “Compensation Committee”) or by such other committee or subcommittee as may be appointed by our Board of Directors, and, to the extent required by applicable law or stock exchange listing standards, will consist entirely of two or more individuals who are “outside directors” within the meaning of Section 162(m) of the Internal Revenue Code, “non-employee directors” within the meaning of Rule 16b-3 under the Securities Exchange Act of 1934 (the “Exchange Act”), and “independent directors” within the meaning of the applicable rules of any securities exchange on which the shares are listed. The Compensation Committee can make rules and regulations and establish such procedures for the administration of the Incentive Plan as it deems appropriate and may delegate any of its authority to one or more directors or executive officers of the Company, to the extent permitted by applicable laws. However, our Board of Directors reserves the authority to administer and issue awards under the Incentive Plan.

Eligibility

The Incentive Plan provides for awards to our non-employee directors and to officers, employees, and consultants of the Company and our subsidiaries, except that incentive stock options may only be granted to our employees and employees of our subsidiaries.

Shares Available

The maximum number of shares of our common stock that may be issued or transferred with respect to awards under the Incentive Plan is 1.5 million shares (all of which may be granted as incentive stock options), on a post-reverse stock split basis, subject to adjustment as provided below. Shares issued under the Incentive Plan may include authorized but unissued shares, treasury shares, shares purchased in the open market, or a combination of the foregoing.

Shares underlying awards that are settled in cash or that terminate or are forfeited, cancelled, or surrendered without the issuance of shares or the release of a substantial risk of forfeiture will again be available for issuance under the Incentive Plan, as will shares tendered in payment of the exercise price of a stock option, shares withheld to satisfy a tax withholding obligation with respect to any award, and shares that are repurchased by the Company with stock option proceeds. Shares granted through awards that are granted in assumption of, or in substitution or exchange for, outstanding awards previously granted by an entity acquired directly or indirectly by the Company or with which the Company directly or indirectly combines will not count against the share limit above, except as may be required by the rules and regulations of any applicable stock exchange or trading market.

Non-Employee Director Award Limit

The Incentive Plan provides that the aggregate grant date fair value (computed as of the date of grant in accordance with applicable financial accounting rules) of all awards granted to any non-employee director under the Incentive Plan during any single calendar year, taken together with any cash fees paid to that person during the calendar year, may not exceed $150,000.

Individual Award Limits under Section 162(m)

The Compensation Committee may, but is not required to, grant awards under the Incentive Plan that are intended to qualify for the “performance-based compensation” exemption from limitations on our tax deduction of certain executive compensation under Section 162(m) of the Internal Revenue Code. Therefore, the Incentive Plan imposes the following additional individual sub-limits on awards granted under the Incentive Plan that are intended to satisfy that exemption:

●	the maximum aggregate number of shares that may be subject to stock options or SARs granted in any calendar year to any one participant will be 1,000,000 shares;

●	the maximum aggregate number of restricted shares and shares subject to restricted share units and other share-based awards granted in any calendar year to any one participant will be 1,000,000 shares; and

●	the maximum aggregate cash compensation that can be paid pursuant to cash-based awards or other share-based awards granted in any calendar year to any one participant will be $1,000,000.

Stock Options

Subject to the terms and provisions of the Incentive Plan, options to purchase shares may be granted to eligible individuals at any time and from time to time as determined by the Compensation Committee. Options may be granted as incentive stock options (all of the shares available for issuance under the Incentive Plan may be issued pursuant to incentive stock options) or as non-qualified stock options. Subject to the limits provided in the Incentive Plan, the Compensation Committee or its delegate determines the number of options granted to each recipient. Each option grant will be evidenced by a stock option agreement that specifies whether the options are intended to be incentive stock options or non-qualified stock options and such additional limitations, terms, and conditions as the Compensation Committee may determine.

The exercise price for each option may not be less than 100% of the fair market value of a share on the date of grant.

All options granted under the Incentive Plan will expire no later than 10 years from the date of grant. The method of exercising an option granted under the Incentive Plan will be set forth in the stock option agreement for that particular option and may include payment of cash or cash equivalent, tender of previously acquired shares with a fair market value equal to the exercise price, a cashless exercise (including withholding of shares otherwise deliverable on exercise or a broker-assisted arrangement as permitted by applicable laws), a combination of the foregoing methods, or any other method approved by the Compensation Committee in its discretion.

Stock Appreciation Rights

The Compensation Committee in its discretion may grant SARs under the Incentive Plan. A SAR entitles the holder to receive from the Company, upon exercise, an amount equal to the excess, if any, of the aggregate fair market value of a specified number of shares that are the subject of such SAR, over the aggregate exercise price for the underlying shares.

The exercise price for each SAR may not be less than 100% of the fair market value of a share on the date of grant.

We may make payment of the amount to which the participant exercising SARs is entitled by delivering shares, cash, or a combination of stock and cash as set forth in the applicable award agreement. Each SAR will be evidenced by an award agreement that specifies the date and terms of the award and such additional limitations, terms, and conditions as the Compensation Committee may determine.

Restricted Shares

Under the Incentive Plan, the Compensation Committee may grant or sell to plan participants shares that are subject to forfeiture and restrictions on transferability. Except for these restrictions and any others imposed by the Compensation Committee, upon the grant of restricted shares, the recipient will have the rights of a stockholder with respect to the restricted shares, including the right to vote the restricted shares and to receive all dividends and other distributions paid or made with respect to the restricted shares. During the applicable restriction period, the recipient may not sell, transfer, pledge, exchange, or otherwise encumber the restricted shares. Each restricted shares award will be evidenced by an award agreement that specifies the terms of the award and such additional limitations, terms, and conditions, which may include restrictions based upon the achievement of performance objectives, as the Compensation Committee may determine.

Restricted Share Units

Under the Incentive Plan, the Compensation Committee may grant or sell to plan participants restricted share units, which constitute an agreement to deliver shares to the participant in the future at the end of a restriction period and subject to such other terms and conditions as the Compensation Committee may specify. Restricted share units are not shares and do not entitle the recipients to the rights of a stockholder. Restricted share units granted under the Incentive Plan may or may not be subject to performance conditions. Restricted share units will be settled in cash or shares, in an amount based on the fair market value of a share on the settlement date. Each restricted share unit award will be evidenced by an award agreement that specifies the terms of the award and such additional limitations, terms, and conditions as the Compensation Committee may determine, which may include restrictions based upon the achievement of performance objectives.

Other Share-Based Awards

The Incentive Plan also provides for grants of other share-based awards under the Incentive Plan, which may include unrestricted shares or time-based or performance-based unit awards that are settled in shares or cash. Each other share-based award will be evidenced by an award agreement that specifies the terms of the award and such additional limitations, terms, and conditions as the Compensation Committee may determine.

Dividend Equivalents

Awards may provide the participant with dividend equivalents, on any of a current, deferred, or contingent basis, and either in cash or in additional shares, as determined by the Compensation Committee in its sole discretion and set forth in the related award agreement. However, no dividend equivalents shall be granted with respect to shares underlying a stock option or SAR.

Performance Objectives

The plan provides that performance objectives may be established by the Compensation Committee in connection with any award granted under the Incentive Plan. Performance objectives may relate to performance of the Company or one or more of our subsidiaries, divisions, departments, units, functions, partnerships, joint ventures, or minority investments, product lines or products, or the performance of an individual participant, and performance objectives may be made relative to the performance of a group of companies or a special index of companies.

The Compensation Committee may, in its discretion, grant awards under the Incentive Plan that are intended to qualify for the “performance-based compensation” exemption from Section 162(m) of the Internal Revenue Code. In the case of an award intended to qualify for that exemption, such goals shall be based on the attainment of specified levels of one or more of the following measures: revenues, weighted average revenue per unit, earnings from operations, operating income, earnings before or after interest and taxes, operating income before or after interest and taxes, net income, cash flow, earnings per share, debt to capital ratio, increase in market capitalization, economic value added, return on total capital, return on invested capital, return on equity, return on assets, total return to stockholders, earnings before or after interest, taxes, depreciation, amortization, or extraordinary or special items, operating income before or after interest, taxes, depreciation, amortization, or extraordinary or special items, return on investment, free cash flow, cash flow return on investment (discounted or otherwise), net cash provided by operations, cash flow in excess of cost of capital, operating margin, profit margin, contribution margin, stock price, and/or strategic business criteria consisting of one or more objectives based on meeting specified product development, strategic partnering, research and development, market penetration, geographic business expansion goals, cost targets, customer satisfaction, gross or net additional customers, average customer life, employee satisfaction, management of employment practices and employee benefits, supervision of litigation and information technology, and goals relating to acquisitions or divestitures of subsidiaries, affiliates, and joint ventures.

Performance objectives related to an award intended to qualify for the performance-based compensation exception of Section 162(m) of the Internal Revenue Code will be set by the Compensation Committee within the time period and will be subject to other requirements prescribed by Section 162(m) of the Internal Revenue Code.

Change in Control

In the event of a change in control of the Company, the Compensation Committee, in its sole discretion, may take such actions, if any, as it deems necessary or desirable with respect to any outstanding award, without the consent of any affected participant. Those actions may include, without limitation: (a) acceleration of the vesting, settlement, and/or exercisability of an award; (b) payment of a cash amount in exchange for the cancellation of an award; (c) cancellation of stock options or SARs without any payment if the fair market value per share on the date of the change in control does not exceed the exercise price per share of the applicable award; or (d) issuance of substitute awards that substantially preserve the value, rights, and benefits of any affected awards.

For purposes of the Incentive Plan, a change in control generally means (except as otherwise provided in the applicable award agreement): (a) the acquisition of effective control of more than 50% of the voting securities of the Company (other than by means of conversion or exercise of convertible debt or equity securities of the Company); (b) the Company merges into or consolidates with any other person, or any person merges into or consolidates with the Company and, after giving effect to such transaction, the stockholders of the Company immediately prior to such transaction own less than 50% of the aggregate voting power of the Company or the successor entity of such transaction; or (c) the Company sells or transfers all or substantially all of its assets to another person and the stockholders of the Company immediately prior to such transaction own less than 50% of the aggregate voting power of the acquiring entity immediately after the transaction.

Forfeiture of Awards

Awards granted under the Incentive Plan also may be subject to forfeiture or repayment to us as provided pursuant to any compensation recovery policy that we may adopt.

Adjustments

In the event of any equity restructuring, such as a stock dividend, stock split, spin off, rights offering, or recapitalization through a large, nonrecurring cash dividend, the Compensation Committee will adjust the number and kind of shares that may be delivered under the Incentive Plan, the individual award limits, and, with respect to outstanding awards, the number and kind of shares subject to outstanding awards and the exercise price or other price of shares subject to outstanding awards, to prevent dilution or enlargement of rights. In the event of any other change in corporate capitalization, such as a merger, consolidation, or liquidation, the Compensation Committee may, in its discretion, make such equitable adjustment as described in the foregoing sentence to prevent dilution or enlargement of rights. However, unless otherwise determined by the Compensation Committee, we will always round down to a whole number of shares subject to any award. Moreover, in the event of any such transaction or event, the Compensation Committee, in its discretion, may provide in substitution for any or all outstanding awards such alternative consideration (including cash) as it, in good faith, may determine to be equitable in the circumstances and may require in connection therewith the surrender of all awards so replaced.

Transferability

Except as the Compensation Committee otherwise determines, awards granted under the Incentive Plan will not be transferable by a participant other than by will or the laws of descent and distribution. Except as otherwise determined by the Compensation Committee, stock options and SARs will be exercisable during a participant’s lifetime only by him or her or, in the event of the participant’s incapacity, by his or her guardian or legal representative. Any award made under the Incentive Plan may provide that any shares issued as a result of the award will be subject to further restrictions on transfer.

Term of Plan and Amendment

Unless earlier terminated by our Board of Directors, the Incentive Plan will expire on October 25, 2026, and no further awards may be made under the Incentive Plan after that date. However, any awards granted under the Incentive Plan prior to its termination will remain outstanding thereafter in accordance with their terms.

Our Board of Directors may amend, alter, or discontinue the Incentive Plan at any time, with stockholder approval to the extent required by applicable law (including applicable stock exchange rules). No such amendment or termination, however, may adversely affect in any material way any holder of outstanding awards without his or her consent, except for amendments made to cause the plan to comply with applicable law, stock exchange rules, or accounting rules, and no award may be amended or otherwise subject to any action that would be treated as a “repricing” of such award, unless such action is approved by our stockholders.

Outstanding Equity Awards at Fiscal Year End

Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date

Paul M. Galvin	11/1/2016	43,676	54,597	(1)	3.00	10/31/2026
	11/1/2016	3,334	10,000	(2)	3.00	10/31/2026

Stevan Armstrong	11/1/2016	21,839	21,838	(1)	3.00	10/31/2026

Mahesh Shetty	11/1/2016	10,919	10,920	(1)	3.00	10/31/2026
	11/1/2016	3,334	10,000	(2)	3.00	10/31/2026

(1)	With respect to Mr. Galvin, 18,199 option shares vest on each of the first, second, and third anniversaries of the grant date. With respect to Mr. Armstrong, 10,919 of the remaining option shares vest on the first and second anniversaries of the grant date. With respect to Mr. Shetty, 10,920 options shares vest on the filing date of this Annual Report.

(2)	These option shares vest in equal quarterly installments on the last day of each fiscal quarter following the date of grant.

Compensation of Directors

Our director compensation program is designed to attract and retain highly qualified directors and align their interests with the long-term interests of our shareholders.

Director Compensation Table

The table below summarizes the compensation paid by us to directors for the fiscal year ended December 31, 2016.

Name	Option Awards ($)(1)	Fees Earned or Paid in Cash ($)	Total ($)

J. Scott Magrane+	—	—	—
Christopher Melton	50,000	—	50,000
Joseph Tacopina+	—	—	—
Paul M. Galvin				(2)
Stevan Armstrong+				(2)
Brian Wasserman+	—	—	—
Jennifer Strumingher+	—	—	—
Mahesh Shetty				(2)
Neal Kaufman	50,000		50,000
Sean McAvoy	50,000		50,000

+	Resigned as a member of the Board of Directors of the Company effective July 1, 2016.

(1)	Represents the aggregate grant-date fair value of stock options granted to the non-employee directors in 2016 computed in accordance with ASC Topic 718, excluding the effect of estimated forfeitures. For a description of the assumptions used in valuing these awards, see “Note 3—Summary of Significant Accounting Policies” to our consolidated financial statements included elsewhere in this Annual Report. As of December 31, 2016, each of Messrs. Melton, Kaufman, and McAvoy held options to purchase 16,667 shares of our post-reverse stock split common stock. These option shares vest in equal quarterly installments on the last day of each fiscal quarter following the date of grant. Messrs. Kaufman and McAvoy assigned each of their options to purchase 16,667 shares of post-reverse split common stock to HCI in December 2016.

(2)	The compensation arrangements for Messrs. Galvin, Armstrong, and Shetty are disclosed in the Summary Compensation Table above in “—Summary Compensation Table.”

We also reimburse the directors for reasonable travel expenses incurred in connection with their activities on the Company’s behalf.

Risk Oversight

Management is responsible for the day-to-day management of risks the Company faces, while the Board, as a whole and through its committees, has responsibility for the oversight of risk management. In its risk management oversight role, the Board has the responsibility to satisfy itself that the risk management processes implemented by management are adequate and functioning as designed. As a critical part of this risk management oversight role, the Board encourages full and open communication between management and the Board. The Company’s Chairman and CEO meets periodically with the President and other members of management to discuss strategy and risks facing the Company. Senior management attends Board meetings and is available to address any questions or concerns raised by the Board on risk management-related and other matters. The Board periodically receives presentations and reports from senior management on strategic matters involving the Company’s operations to enable it to understand the Company’s risk identification, management, and mitigation strategies.

The Audit Committee assists the Board in fulfilling its oversight responsibilities with respect to risk management in areas of financial risk, internal controls, and compliance with legal and regulatory requirements. The Compensation Committee assists the Board in overseeing risk management in the areas of compensation policies and programs.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the number of shares of common stock beneficially owned as of February 13, 2017 by (i) those persons or groups known to beneficially own more than 5% of Company common stock; (ii) each current director and executive officer of the Company and (iii) all executive officers and directors as a group. The information is determined in accordance with Rule 13d-3 promulgated under the Exchange Act. Except as indicated below, the stockholders listed possess sole voting and investment power with respect to their shares. Except as otherwise indicated in the table below, the business address of each individual or entity is the business address of each individual or entity is 195 Montague Street, Brooklyn, NY 11201.

Name of Beneficial Owner	Number of Shares Beneficially Owned(1)	Percentage of Shares Beneficially Owned(2)

5% or Greater Stockholders

Hillair Capital Investments LP(8)	2,059,286	66.5%
Frank Casano(9)	221,312	7.1%
Dillon Hill Capital LLC(10)	370,500	12.0%

Directors and Named Executive Officers

Paul Galvin(3)(5)	80,288	2.6%
Christopher Melton(3)(7)	9,924	* %
Neal Kaufman(3)	—	—
Mahesh Shetty(3)(4)	41,705	1.3%
Sean McAvoy(3)(8)	2,059,286	66.5%
Stevan Armstrong(3)(6)	47,163	1.5%
Balan R. Ayyar (3)	—	* %
A. Richard Moore, Jr. (3)	—	* %
All executive officers and directors as a group (8 persons)	2,238,366	72.2%

*	Less than 1%.

(1)	Unless otherwise indicated, includes shares owned by a spouse, minor children, and relatives sharing the same home, as well as entities owned or controlled by the named person. Also includes options, warrants, and rights to acquire shares of common stock within 60 days of February 1, 2017 and assumes the conversion into common stock of all convertible preferred stock owned by an entity or individual. Unless otherwise noted, shares are owned of record and beneficially by the named person. The options granted to certain employees on January 30, 2017, included herein, are contingent upon the passing of twenty calendar days after the date the Information Statement on Schedule 14C, with respect to stockholder approval of the Incentive Plan, is furnished to the Company’s stockholders.

(2)	Based on 3,096,269 shares of voting securities of the Company outstanding on February 1, 2017, consisting of: (i) 163,786 shares of post-reverse stock split common stock; (ii) 1,801,670 shares of post-reverse stock split convertible preferred stock; (iii) exercisable options to purchase 219,479 shares of common stock outstanding; (iv) 666,667 shares of common stock issuable upon conversion of the Company’s Original Issue Discount Senior Convertible Debenture issued on June 30, 2016; and (v) 250,000 shares of common stock issuable upon conversion of the Company’s Original Issue Discount Senior Convertible Debenture issued on November 17, 2016.

(3)	Messrs. Galvin and Melton were appointed as directors of the Company on November 4, 2011. Additionally, Mr. Galvin was appointed as Chief Executive Officer and Mr. Armstrong was appointed as President and Chief Operating Officer. Messrs. Kaufman, Shetty, and McAvoy were appointed as directors of the Company effective July 1, 2016. General Ayyar and Mr. Moore joined our Board in January 2017 and February 2017, respectively.

(4)	Represents exercisable options to purchase 30,786 shares of common stock.

(5)	Includes 10,144 shares held by TAG, an investment partnership formed for the purpose of investing in SGB (other partners include employees of SGB). Messrs. Galvin and Tacopina are managing members of and have a controlling interest in TAG. Each of Messrs. Galvin and Tacopina may be deemed to beneficially own the shares of common stock owned by TAG. Each of Messrs. Galvin and Tacopina specifically disclaims beneficial ownership of the shares of common stock held by TAG, except to the extent of each of their pecuniary interest therein, and this shall not be deemed to be an admission that Messrs. Galvin and Tacopina are the beneficial owner of such shares of common stock. Mr. Tacopina resigned as a member of the Board of Directors of the Company effective July 1, 2016. Mr. Galvin’s ownership includes exercisable options to purchase 70,144 shares of common stock.

(6)	Includes 12,125 shares held by SMA Development Group, LLC, an entity controlled by Mr. Armstrong. Mr. Armstrong specifically disclaims beneficial ownership of the shares of common stock held by SMA Development Group, LLC, except to the extent of his pecuniary interest therein, and this shall not be deemed to be an admission that Mr. Armstrong is the beneficial owner of such shares of common stock. Mr. Armstrong and SMA have shared voting and dispositive power of the shares held by SMA. The business address for SMA Development Group, LLC is 912 Bluff Road, Brentwood, TN 37027. Mr. Armstrong’s ownership includes exercisable options to purchase 35,038 shares of common stock.

(7)	Includes 1,591 shares of common stock directly held by Mr. Melton. Does not include shares held by TAG. Mr. Melton has a membership interest in TAG. Mr. Melton specifically disclaims beneficial ownership of the shares of common stock held by TAG, except to the extent of his pecuniary interest therein, and this shall not be deemed to be an admission that Mr. Melton is a beneficial owner of such shares of common stock. Mr. Melton’s ownership includes exercisable options to purchase 8,334 shares of common stock.

(8)

Based upon a Schedule 13D filed jointly on July 18, 2016 with the SEC (the “July 18 Schedule 13D”) by HCI, HCM, and Mr. McAvoy (collectively, the “Hillair 13D Reporting Persons”). In the July 18 Schedule 13D, the Hillair 13D Reporting Persons disclosed that they beneficially own: (i) 1,117,480 shares of common stock issued upon conversion of the preferred stock issued after our emergence from bankruptcy; (ii) 8,472 shares of common stock; and (iii) exercisable options to purchase 16,667 shares of common stock, representing a portion of the options to purchase 33,334 shares of common stock assigned from Messrs. Kaufman and McAvoy to HCI in December 2016. Ownership of the Hillair 13D Reporting Persons includes 666,667 shares of common stock issuable upon conversion of the Exit Facility and 250,000 shares of common stock issuable upon conversion of the 2016 November OID. The Hillair 13D Reporting Persons each beneficially own 1,142,619 shares of common stock, representing approximately 53.9% of the Company’s outstanding shares of common stock. HCM, as HCI’s investment manager, and Mr. McAvoy, as HCM’s manager, do not directly own any shares, but each indirectly owns 1,142,619 shares of common stock by virtue of the aforementioned relationships. The Hillair 13D Reporting Persons share dispositive and voting rights of all of the beneficially owned shares.

On June 30, 2016, the Hillair 13D Reporting Persons acquired: (i) 666,667 shares through the purchase of the June 2016 OID, convertible into 666,667 shares in a private placement, and (ii) 1,117,480 shares through the purchase of convertible preferred stock convertible into 1,117,480 shares of common stock in a private placement.

On November 17, 2016, the Hillair 13D Reporting Persons acquired the 250,000 shares of common stock through the purchase of the November 2016 OID, convertible into 250,000 shares in a private placement.

The principal address for the Hillair 13D Reporting Persons is c/o Hillair Capital Management LLC, 345 Lorton Ave., Suite 330, Burlingame, CA 94010.

(9)	Represents 221,312 shares of common stock issued upon conversion of our preferred stock.

(10)	Based upon a Schedule 13D filed on July 29, 2016 with the SEC (the “July 29 Schedule 13D”) by Bruce Grossman, the sole member of Dillon Hill Capital, LLC (collectively the “Dillon 13D Reporting Persons”). In the July 29 Schedule 13D, the Dillon 13D Reporting Persons disclosed that they beneficially own: (i) 247,000 shares of convertible preferred stock issued to Dillon Hill Capital, LLC, which shares were converted into 247,000 shares of common stock; and (ii) 123,500 shares of convertible preferred stock issued to Dillon Hill Investment Company, LLC, which shares were converted into 123,500 shares of common stock. The sole member of Dillon Hill Investment Company, LLC, is a trust of which Mr. Grossman’s spouse is a co-trustee. Mr. Grossman may be deemed to be the beneficial owner of 370,500 shares of common stock by virtue of the relationships described above. The Dillon 13D Reporting Persons have shared voting and dispositive power as to 123,500 shares; the remainder are held with sole voting and dispositive power. The address of the principal office of the Dillon 13D Reporting Persons is c/o Dillon Hill Capital LLC 200 Business Park Drive, Suite 306 Armonk, NY 10504.

As of December 31, 2016, there were 204,949 shares of common stock remaining available for future issuance under the 2016 Plan.

Securities Authorized for Issuance Under Equity Compensation Plan.

As of December 31, 2016, the following equity compensation options were outstanding.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders		$
Equity compensation plans not approved by security holders	295,051	$3.00	204,949
Total	295,051	885,154	204,949

For more information about our equity compensation plan, see “Executive Compensation – Narrative Disclosure to Summary Compensation Table.”

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

Transactions with Frank Casano

On April 10, 2014, the Company entered into an Exchange Agreement with certain of the holders of its existing Senior Convertible Debentures, including Mr. Casano. Under the terms of the Exchange Agreement, $448,000 in an 8% Original Issue Discount Senior Secured Convertible Debenture (“OID Debenture”), due July 1, 2014 and purchased by Mr. Casano for a subscription price of $400,000, was exchanged for (a) a new 8% OID Debenture due April 1, 2016, in the principal amount of $510,720 (the “Casano 2014 Debenture”) and (b) a common stock purchase warrant to purchase up to 2,042,880 shares of Common Stock for $0.275 per share, subject to adjustments upon certain events (the “2014 Warrant”). The initial conversion price for the Casano 2014 Debenture is $0.25 per share, subject to adjustments upon certain events, as set forth in the Casano 2014 Debenture. Mr. Casano also owned a common stock purchase warrant (the “2013 Warrant”) to purchase up to 1,041,861 shares of Common Stock for $0.4488 per share, subject to adjustments upon certain events. Entry into the Exchange Agreement triggered the anti-dilution provisions in the 2013 Warrant, which reset the exercise price under the 2013 Warrant at $0.25 per share and increased the number of shares issuable upon exercise of the 2013 Warrant to 1,792,000 shares. All warrants and debentures owned by Mr. Casano were cancelled upon the Company’s emergence from bankruptcy and all outstanding debt was converted into preferred stock. Mr. Casano’s preferred stock was converted into common stock on February 6, 2017.

Effective March 27, 2015, Mr. Casano resigned as a member of the Board of Directors of the Company. As of February 1, 2017, he owns 7.1% of our common stock.

Mr. Casano shares the right to appoint a board observer. See “Directors, Executive Officers, and Corporate Governance—Board Representation and Board Observer Rights.”

Transactions with Dillon Hill Capital, LLC

As of February 1, 2017, Dillon Hill Capital, LLC owns 12.0% of our common stock. On April 10, 2014, the Company entered into a Securities Purchase Agreement, pursuant to which the Company sold for a subscription price of $825,000 an OID Debenture to Dillon Hill Capital, LLC in the principal amount of $1,140,000, with a maturity date of April 1, 2016. This OID Debenture was cancelled upon the Company’s emergence from bankruptcy and all outstanding debt was converted into preferred stock.

Dillon Hill Capital, LLC has appointed Mr. Nuccitelli as a board observer. See “Directors, Executive Officers, and Corporate Governance – Board Representation and Board Observer Rights.”

Transactions with Hillair Capital Investments L.P.

Please see the disclosures related to transactions with HCI set forth in (i) Note 8 and Note 14 to the Consolidated Financial Statements included in this Annual Report and (ii) “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Bankruptcy Proceedings.”

As of February 1, 2017, HCI owns 66.5% of our common stock (assuming conversion of the June 2016 OID and the November 2016 OID).

Indemnification of Officers and Directors

We have entered or will enter into indemnification agreements with each of our current executive officers and directors. These agreements require us to indemnify these individuals to the fullest extent permitted under Delaware law against liabilities that may arise by reason of their service to us and to advance expenses reasonably incurred as a result of any proceeding against them as to which they could be indemnified. Additionally, we may enter into indemnification agreements with any future directors or executive officers.

Policies and Procedures for Related Party Transactions

Our Board of Directors plans to adopt a formal written policy providing that our Audit Committee will be responsible for reviewing “related party transactions,” which are transactions in which: (i) we are or will be a participant; (ii) the aggregate amount involved exceeds or may be expected to exceed $120,000 or such lower threshold as our Audit Committee may determine; and (iii) a related person has or will have a direct or indirect material interest. For purposes of this policy, a related person will be defined as a director, nominee for director, executive officer, or greater than 5% beneficial owner of our common stock and their immediate family members. Under this policy, all related party transactions may be consummated or continued only if approved or ratified by our Audit Committee. In reviewing and approving any such transactions, our Audit Committee will be tasked to consider all relevant facts and circumstances, including, but not limited to, whether the transaction is on terms comparable to those that could be obtained in an arm’s length transaction and the extent of the related person’s interest in the transaction.

Director Independence and Board Committees

Please see “Item 10. Directors, Executive Officers and Corporate Governance” for more information about our independent directors and Board committees.

ITEM 14.      PRINCIPAL ACCOUNTING FEES AND SERVICES.

The Audit Committee reviews and approves audit and permissible non-audit services performed by the Company’s independent registered public accounting firm, as well as the fees charged for such services. Marcum LLP served as the Company’s independent registered public accounting firm from November 8, 2011 to July 28, 2016. Whitley Penn LLP has served as the Company’s independent registered public account firm since July 28, 2016 and has been selected as the Company’s independent registered public accounting firm for the year ending December 31, 2016.

Audit Fees. The aggregate fees billed by Whitley Penn LLP and Marcum LLP for professional services rendered were $120,000 and $152,000, respectively, for the audits of the Company’s annual financial statements for the fiscal years ended December 31, 2016 and 2015, respectively, which services included the cost of the reviews of the consolidated financial statements for the fiscal years ended December 31, 2016 and 2015, and other periodic reports for each respective year.

Audit-Related Fees. There were no fees billed by Whitley Penn LLP or Marcum LLP for professional services categorized as Audit-Related Fees for the years ended December 31, 2016 and 2015, respectively.

Tax Fees. There were no fees billed by Whitley Penn LLP or Marcum LLP during the last two fiscal years for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees. Other than the services described above, the aggregate fees billed for services rendered by Whitley Penn LLP or Marcum LLP were $0 for each of the fiscal years ended December 31, 2016 and 2015.

ITEM 15.      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1)     INDEX TO 2016 CONSOLIDATED FINANCIAL STATEMENTS:

Our financial statements and the notes thereto, together with the reports thereon of Whitley Penn LLP and Marcum LLP dated February 21, 2017 and July 21, 2016, respectively, appear beginning on page F-1 of this Annual Report. See Index at page F-1 to Consolidated Financial Statements included in Part IV of this Annual Report.

(a)(3)     EXHIBITS

The information required by this Item is listed in the Exhibit Index of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SG BLOCKS, INC.

(Company)

By:	/s/ Paul M. Galvin	Date: February 21, 2017
Paul M. Galvin

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Paul M. Galvin	Chief Executive Officer and Chairman of the	February 21, 2017
Paul M. Galvin	Board (Principal Executive Officer)

/s/ Mahesh Shetty	Chief Financial Officer and Director	February 21, 2017
Mahesh Shetty

/s/ Christopher Melton	Director	February 21, 2017
Christopher Melton

/s/ Neal Kaufman	Director	February 21, 2017
Neal Kaufman

/s/ Sean McAvoy	Director	February 21, 2017
Sean McAvoy

/s/ Balan R. Ayyar	Director	February 21, 2017
Balan R. Ayyar

/s/ A. Richard Moore, Jr.	Director	February 21, 2017
A. Richard Moore, Jr.

INDEX TO EXHIBITS

The exhibit number, description and sequential page number in the original copy of this document where exhibits can be found as follows:

ITEM 16.      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description of Exhibits
2.1	Order Confirming Debtors’ Amended Plan of Reorganization Under Chapter 11 of the Bankruptcy Code (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on July 7, 2016).
2.2	Disclosure Statement for Amended Plan of Reorganization for SG Blocks, Inc., et al. under Chapter 11 of the Bankruptcy Code (incorporated herein by reference to Exhibit 2.2 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on July 7, 2016).
2.3	Order of the Bankruptcy Court for the Southern District of New York Approving the Disclosure Statement and Setting Plan of Reorganization Confirmation Deadlines (incorporated herein by reference to Exhibit 2.3 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on July 7, 2016).
3.1	Amended and Restated Certificate of Incorporation of SG Blocks, Inc. (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on July 7, 2016).
3.2♦	Amendment to Amended and Restated Certificate of Incorporation of SG Blocks, Inc.
3.3	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on July 7, 2016).
3.4+	Amended and Restated By-laws of SG Blocks, Inc.
4.1	Debtor in Possession Credit Agreement, dated as of October 15, 2015, by and among SG Blocks, Inc., as Borrower, SG Building Blocks, Inc. and Endaxi Infrastructure Group, Inc., as Guarantors, Hillair Capital Investments L.P., as Lender, and Hillair Capital Management LLC, as Collateral Agent (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on July 7, 2016).
4.2	Senior Security Agreement, dated as of October 15, 2015, by and among SG Blocks, Inc., SG Building Blocks, Inc., and Endaxi Infrastructure Group, Inc., as Grantors, and Hillair Capital Management LLC, as Grantee (incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on July 7, 2016).
4.3	Original Issue Discount Senior Secured Convertible Debenture, dated as of June 30, 2016, by and between Hillair Capital Investments, L.P. and SG Blocks, Inc. (incorporated herein by reference to Exhibit 4.3 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on July 7, 2016).
4.4	Securities Purchase Agreement, dated as of June 30, 2016, by and between SG Blocks, Inc. and the purchaser identified on the signature page thereto (incorporated herein by reference to Exhibit 4.4 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on July 7, 2016).
4.5	Subsidiary Guarantee, dated as of June 30, 2016, by SG Building Blocks, Inc. (incorporated herein by reference to Exhibit 4.5 to the Current Report on Form 8-K/A as filed by SG Blocks, Inc. with the Securities and Exchange Commission on August 8, 2016).
4.6	Original Issue Discount Senior Secured Convertible Debenture due June 30, 2018, dated as of November 17, 2016, by and between Hillair Capital Investments, L.P. and SG Blocks, Inc. (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on November 22, 2016).

10.1	Form of Director Indemnification Agreement (incorporated herein by reference to Exhibit 10.1 to the Registration Statement on Form S-1 as filed by SG Blocks, Inc. with the Securities and Exchange Commission on February 6, 2017).
10.2*♦	Employment Agreement, February __, 2017, between Paul Galvin and SG Blocks, Inc.
10.3*♦	Employment Agreement, dated February __, 2017, between Stevan Armstrong and SG Blocks, Inc.
10.4*♦	Employment Agreement, dated February __, 2017, between David Cross and SG Blocks, Inc.
10.5*♦	Employment Agreement, dated February __, 2017, between Kevin King and SG Blocks, Inc.
10.6*♦	Employment Agreement, February __, 2017, between Mahesh Shetty and SG Blocks, Inc.
10.7**	Collaboration and Supply Agreement, dated July 23, 2007, by and between SG Building, Inc. (fka SGBlocks, LLC) and ConGlobal Industries, Inc. (incorporated herein by reference to Exhibit 10.7 to the Current Report on Form 8-K/A as filed by SG Blocks, Inc. with the Securities and Exchange Commission on January 13, 2012).
10.8	Amendment to Collaboration and Supply Agreement, dated March 14, 2014, between SG Blocks, Inc. and ConGlobal Industries, Inc. (incorporated herein by reference to Exhibit 10.8 to the Registration Statement on Form S-1 as filed by SG Blocks, Inc. with the Securities and Exchange Commission on February 6, 2017).
10.9	Securities Purchase Agreement, dated as of November 17, 2016, by and between SG Blocks, Inc. and Hillair Capital Investments L.P. (incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on November 22, 2016).
10.10*	SG Blocks, Inc. Stock Incentive Plan (incorporated herein by reference to Exhibit 10.10 to the Registration Statement on Form S-1 as filed by SG Blocks, Inc. with the Securities and Exchange Commission on February 6, 2017).
10.11*	Form of SG Blocks, Inc. Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on November 1, 2016).
10.12*	Form of SG Blocks, Inc. Non-Qualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on November 1, 2016).
10.13*+	Consulting Agreement, dated July 1, 2016, between RSM Advisors, Inc. and SG Blocks, Inc.
16.1	Letter from Marcum LLP, dated August 2, 2016, to the Securities and Exchange Commission (incorporated herein by reference to Exhibit 16.1 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on August 2, 2016).
21.1+	List of Subsidiaries.
31.1+	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification by Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101.INS+	XBRL Instance Document.
101.SCH+	XBRL Taxonomy Extension Schema Document.
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB+	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Includes compensatory plan or arrangement.

**	Filed with confidential portions omitted pursuant to request for confidential treatment. The omitted portions have been separately filed with the SEC.

+	Filed herewith.

♦	To be filed by amendment to the Registration Statement on Form S-1 as filed by SG Blocks, Inc. with the Securities and Exchange Commission on February 6, 2017.

SG BLOCKS, INC.

AND SUBSIDIARIES

Consolidated Financial Statements

December 31, 2016 and 2015

SG BLOCKS, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Stockholders of

SG Blocks, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of SG Blocks, Inc. and subsidiaries (the “Company”), as of December 31, 2016, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the six month periods ended June 30, 2016 (Predecessor) and December 31, 2016 (Successor). The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company, as of December 31, 2016, and the results of their operations and their cash flows for the six month periods ended June 30, 2016 (Predecessor) and December 31, 2016 (Successor) in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company’s significant operating losses and current level of cash raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 2 to the consolidated financial statements, on June 30, 2016 the Company satisfied the conditions to emerge from Chapter 11 bankruptcy proceedings. Accordingly, the accompanying consolidated financial statements as of and for the six month period ended December 31, 2016 (Successor) have been prepared in accordance with the Accounting Standards Codification Topic 852, Reorganizations. The Company applied fresh start reporting as of June 30, 2016 and recognized net assets at fair value, resulting in a lack of comparability with the consolidated financial statements of the Predecessor.

/s/ Whitley Penn LLP

Whitley Penn LLP

Dallas, Texas

February 21, 2017

Report of Independent Registered Public Accounting Firm

To the Stockholders of

SG Blocks, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of SG Blocks, Inc. and Subsidiaries (Debtor in Possession) (Predecessor Company) (the “Company”) as of December 31, 2015 and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SG Blocks, Inc. and Subsidiaries (Debtor in Possession) (Predecessor Company) as of December 31, 2015, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Marcum LLP

Marcum LLP

New York, New York

July 21, 2016

SG BLOCKS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31,	Successor 2016	Predecessor 2015

Assets

Current assets:
Cash and cash equivalents	$549,100	$466,997
Short-term investment	30,017	30,003
Accounts receivable, net	234,518	86,035
Costs and estimated earnings in excess of billings on uncompleted contracts	33,349	-
Inventory	9,445	158,181
Prepaid expenses and other current assets	124,720	-
Total current assets	981,149	741,216

Equipment, net	5,559	7,229
Security deposit	-	3,900
Goodwill	4,162,173	-
Intangible assets, net	3,587,250	-

Totals	$8,736,131	$752,345

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable and accrued expenses	$350,772	$41,163
Accounts payable and accrued expenses – subject to compromise	-	120,325
Accrued interest, related party – subject to compromise	-	43,301
Accrued interest	-	173,147
Related party accounts payable and accrued expenses- subject to compromise	-	370,151
Related party notes payable – secured claim	-	73,500
Convertible debentures, net of discounts of $393,169 – secured claim	-	5,011,841
Billings in excess of costs and estimated earnings on uncompleted contracts	48,478	28,024
Deferred revenue	72,788	170,530
Conversion option liabilities	384,461	-
Total current liabilities	856,499	6,031,982
Convertible debentures, net of discounts of $991,163	2,446,337	-
Debtor in possession financing	-	600,000
Total liabilities	3,302,836	6,631,982

Commitments and contingencies

Stockholders’ equity (deficit):
Successor Preferred stock, $0.01 par value, 5,000,000 shares authorized; 1,801,670 issued and outstanding as of December 31, 2016	1,801,670	-
Predecessor Preferred stock, $0.01 par value, 5,000,000 shares authorized; 0 issued and outstanding as of December 31, 2015	-	-
Successor Common stock, $0.01 par value, 300,000,000 shares authorized; 163,786 issued and outstanding as of December 31, 2016	1,638	-
Predecessor Common stock, $0.01 par value, 100,000,000 shares authorized; 42,918,927 issued and outstanding as of December 31, 2015	-	429,189
Successor additional paid-in capital	4,936,563	-
Predecessor additional paid-in capital	-	7,171,683
Accumulated deficit	(1,306,576)	(13,480,509)
Total stockholders' equity (deficit)	5,433,295	(5,879,637)

Totals	$8,736,131	$752,345

The accompanying notes are an integral part of these consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES

Consolidated Statement of Operations

	Successor For the Six Months Ended December 31,	Predecessor For the Six Months Ended June 30,	Predecessor For the Year Ended December 31,
	2016	2016	2015

Revenue:
SG Block sales	$547,827	$1,004,216	$2,320,630
Engineering services	320,339	52,007	65,154
Project management	-	-	20,000
	868,166	1,056,223	2,405,784

Cost of revenue:
SG Block sales	460,941	816,076	1,832,086
Engineering services	289,545	43,898	48,776
Project management	-	-	17,000
	750,486	859,974	1,897,862

Gross profit	117,680	196,249	507,922

Operating expenses:
Payroll and related expenses	493,844	367,254	1,003,699
General and administrative expenses	555,806	557,069	790,611
Marketing and business development expense	85,488	22,729	123,852
Pre-project expenses	30,150	26,411	35,082
Total	1,165,288	973,463	1,953,244

Operating loss	(1,047,608)	(777,214)	(1,445,322)

Other income (expense):
Interest expense	(267,717)	(429,017)	(1,944,487)
Interest income	7	8	22
Change in fair value of financial instruments	119,510	-	646,671
Total	(148,200)	(429,009)	(1,297,794)

Net loss before reorganization items	(1,195,808)	(1,206,223)	(2,743,116)

Reorganization items:
Legal and professional fees	(110,768)	(171,893)	-
Gain on reorganization	-	713,379	-
Total	(110,768)	541,486	-

Net loss	$(1,306,576)	$(664,737)	$(2,743,116)

Net loss per share - basic and diluted:
Basic and diluted	$(7.97)	$(.01)	$(0.06)

Weighted average shares outstanding:
Basic and diluted	163,786	42,918,927	42,918,927

The accompanying notes are an integral part of these consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
For the Years Ended December 31, 2016 and 2015

	$0.01 Par Value Common Stock		Preferred	Additional Paid-in	Accumulated
	Shares	Amount	Stock	Capital	Deficit	Total

Balance - December 31, 2014(Predecessor)	42,918,927	$429,189	$-	$6,978,907	$(10,737,393)	$(3,329,297)

Stock-based compensation	-	-	-	192,776	-	192,776

Net loss	-	-	-	-	(2,743,116)	(2,743,116)

Balance - December 31, 2015 (Predecessor)	42,918,927	$429,189	$-	$7,171,683	$(13,480,509)	$(5,879,637)

Stock-based compensation	-	-	-	119,146	-	119,146

Net loss	-	-	-	-	(664,737)	(664,737)

Cancellation of Predecessor equity	(42,918,927)	(429,189)	-	(7,290,829)	14,145,246	6,425,228
Balance – June 30, 2016 (Successor)	-	-	-	-	-	-

Issuance of preferred stock	-	-	1,801,670	3,603,340	-	5,405,010

Issuance of Successor common stock	163,786	1,638	-	1,190,031	-	1,191,669

Reorganization adjustment	-	-	-	(45,151)	-	(45,151)

Stock-based compensation	-	-	-	188,343	-	188,343

Net loss	-	-	-	-	(1,306,576)	(1,306,576)
Balance – December 31, 2016 (Successor)	163,786	$1,638	$1,801,670	$4,936,563	$(1,306,576)	$5,433,295

The accompanying notes are an integral part of these consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES

Consolidated Statement of Cash Flows
	Successor For the Six Months Ended December 31, 2016	Predecessor For the Six Months Ended June 30, 2016	Predecessor For the Year Ended December 31, 2015

Cash flows from operating activities:
Net loss	$(1,306,576)	$(664,737)	$(2,743,116)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,434	1,629	3,728
Amortization of debt issuance costs	-	5,204	20,815
Amortization of intangible assets	291,750	-	-
Amortization of discount on convertible debentures	250,308	387,965	416,833
Default penalty on convertible debentures	-	-	1,247,310
Interest income on short-term investment	(7)	(8)	(22)
Change in fair value of financial instruments	(119,510)	-	(646,671)
Interest expense on debtor in possession financing	-	35,848	-
Gain on reorganization	-	(713,379)	-
Stock-based compensation	188,343	119,146	192,776
Changes in operating assets and liabilities:
Accounts receivable	(43,624)	(104,858)	79,898
Cost and estimated earnings in excess of billings on uncompleted contracts	(33,349)	-	-
Inventory	30,725	118,011	40,789
Prepaid expenses and other current assets	(96,131)	(28,589)	7,717
Accounts payable and accrued expenses	75,292	269,317	(237,903)
Accounts payable and accrued expenses – subject to compromise	(33,713)	(22,457)	120,325
Accrued interest, related party – subject to compromise	(26,500)	-	6,468
Accrued interest	-	-	173,147
Related party accounts payable and accrued expenses – subject to compromise	(206,629)	(163,522)	237,670
Billings in excess of costs and estimated earnings -on uncompleted contracts	5,804	14,650	24,524
Deferred revenue	(10,627)	(87,115)	(132,897)
Net cash used in operating activities	(1,033,010)	(832,895)	(1,188,609)

Cash flows provided by investing activities:
Short-term investment	-	2,700	9,418
Purchase of equipment	(1,393)	-	-
Security deposit	1,200	-	12,000
Net cash provided by (used in) investing activities	(193)	2,700	21,418

Cash flows from financing activities:
Principal payments on related party notes payable	(73,500)	-
Proceeds from issuance of convertible debentures	750,000	1,919,001	150,000
Debt issuance costs	(50,000)	-	-
Proceeds from (repayment of) debtor in possession financing	-	(600,000)	600,000
Net cash provided by financing activities	626,500	1,319,001	750,000

Net increase (decrease) in cash and cash equivalents	(406,703)	488,806	(417,191)

Cash and cash equivalents - beginning of period	955,803	466,997	884,188

Cash and cash equivalents - end of period	$549,100	$955,803	$466,997

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-	$79,914

The accompanying notes are an integral part of these consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2016 and 2015

1.	Description of Business

SG Blocks, Inc. (the “Company”) was previously known as CDSI Holdings, Inc. (a Delaware corporation incorporated on December 29, 1993). On November 4, 2011, the Company’s wholly-owned subsidiary was merged with and into SG Building Blocks, Inc. (“SG Building,” formerly SG Blocks Inc.) (the “Merger”), with SG Building surviving the Merger and becoming a wholly-owned subsidiary of the Company. The Merger was a reverse merger that was accounted for as a recapitalization of SG Building as SG Building was the accounting acquirer. Accordingly, the historical financial statements presented are the financial statements of SG Building.

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

Reverse Stock Split

In December 2016, our Board of Directors and a majority of our stockholders approved a 1-for-3 reverse stock split of our common stock and our preferred stock. The consolidated financial statements of SG Blocks, Inc. and subsidiaries as of December 31, 2016 and the six month period ended December 31, 2016 (Successor) and the related notes thereto related to the Successor have been adjusted to reflect the 1-for-3 reverse stock split.

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

Through December 31, 2016, the Company has incurred an accumulated deficit of $1,306,576. At December 31, 2016, the Company had a cash balance of $549,100 and a short-term investment of approximately $30,000.

The current level of cash and operating margins are not enough to cover the existing fixed and variable obligations of the Company, so increased revenue performance and the addition of capital through issuances of securities are critical to the Company’s success. At February 17, 2017, the Company had a cash balance of approximately $424,000. The Company expects that through the next eighteen months, the capital requirements to fund the Company’s growth will consume all of the cash flows that it expects to generate from its operations, as well as any proceeds of any other issuances of senior convertible debt securities. The Company further expects that during this period, while the Company is focusing on the growth and expansion of its business, the gross profit from operations will not generate sufficient funds to cover expected operating costs. Accordingly, the Company requires further external funding to sustain operations and to follow through on the execution of its business plan. There is no assurance that the Company’s plans will materialize or that the Company will be successful in funding estimated cash shortfalls through additional debt or equity capital and through the cash generated by the Company’s operations. Given these conditions, the Company’s ability to continue as a going concern is contingent upon it being able to secure an adequate amount of debt or equity capital to meet its cash requirements. In addition, the Company’s ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrants into established markets, the competitive environment in which the Company operates and the current capital raising environment.

Since inception, the Company’s operations have primarily been funded through proceeds from equity and debt financings and sales activity. Although management believes that the Company has access to capital resources, there are currently no commitments in place for additional financing, and there is no assurance that the Company will be able to obtain funds on commercially acceptable terms, if at all.

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

For the Years Ended December 31, 2016 and 2015

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

Prior to the Effective Date, SGB was authorized to issue: (i) 300,000,000 shares of common stock, par value $0.01 (the “Former Common Stock”) of which 42,918,927 shares were issued and outstanding as of June 29, 2016; and (ii) 5,000,000 shares of preferred stock, par value $0.01 (the “Former Preferred Stock”), none of which was issued and outstanding prior to the Effective Date.

On the Effective Date, and pursuant to the terms of the Plan, the Company entered into a Securities Purchase Agreement, dated June 30, 2016 (the “2016 SPA”), pursuant to which the Company sold for a subscription price of $2,000,000 a 12% Original Issue Discount Senior Secured Convertible Debenture to HCI in the principal amount of $2,500,000, with a maturity date of June 30, 2018 (the “Exit Facility”). The Exit Facility is convertible at HCI’s option at any time in whole or in part into shares of New Common Stock (as defined below) at a ratio of 1 share for every $3.75 of debt. Pursuant to that certain Subsidiary Guaranty Agreement, effective as of the Effective Date (the “Guarantee Agreement”), by SG Building in favor of HCI, SG Building unconditionally guaranteed (the “Guarantee”) the obligations and indebtedness owed to HCI under the Exit Facility and the Guarantee is secured by a first-priority lien and security interest on all of the Guarantor’s assets. The Exit Facility and SG Building’s obligations under the Guarantee are secured by a first-priority lien and security interest on all of the Company’s and SG Building’s assets pursuant to that certain Security Agreement, dated as of the Effective Date, by and between the Company, SG Building and HCI (the “Security Agreement”). The Exit Facility was used (i) to make a one hundred percent (100%) distribution for payment of unsecured claims in accordance with the Plan, (ii) to pay all costs of the administration of SGB’s Bankruptcy, (iii) to pay all amounts owed under the DIP Facility and (iv) for general working capital purposes of the Company. As of December 31, 2016, in accordance with the Plan, 100% of the unsecured claims have been paid as well as amount owed under the DIP Facility.

On November 17, 2016, the Company entered into a Securities Purchase Agreement with HCI, for which the Company sold for a subscription price of $750,000, a 12% Original Issued Discount Senior Secured Convertible Debenture to HCI in the amount of $937,500, with a maturity date of June 30, 2018 (the November Debenture). The November Debenture is convertible at HCI’s option at any time in whole or in part into shares of New Common Stock at a ratio of 1 share for every $3.75 of debt.

On the Effective Date, all previously issued and outstanding shares of the Former Common Stock were deemed discharged, cancelled and extinguished, and, pursuant to the Plan, SGB issued, in the aggregate, 163,788 shares of common stock, par value $0.01 (the “New Common Stock”), to the holders of Former Common Stock, representing 7.5% of SGB’s issued and outstanding New Common Stock, after taking into account full exercise of the Management Options (as defined below) and conversion of the New Preferred Stock (as defined below) but prior to any conversion of the Exit Facility, as of the Effective Date. Further, under the Plan, upon the Effective Date certain members of the Company’s management were entitled to receive options (“Management Options”) to acquire an aggregate of 10%, or approximately 218,384 shares, of SGB’s New Common Stock, on a fully diluted basis, assuming conversion of all of the New Preferred Stock but not the Exit Facility. On October 26, 2016, SGB authorized the Management Options to be issued.

On the Effective Date, pursuant to the terms of the Plan and the Company’s Amended and Restated Certificate of Incorporation, the Company filed with the Secretary of State of the State of Delaware a Certificate of Designations of Convertible Preferred Stock, designating 5,405,010 shares of preferred stock, par value $1.00 (the “New Preferred Stock”). On the Effective Date and pursuant to the Plan, each Prepetition Loan Document was cancelled and the holders of debt thereunder received one share of the New Preferred Stock for each dollar owed by the Company thereunder. The New Preferred Stock is convertible into New Common Stock on a 1:3 basis and, if converted on the Effective Date, would convert into 82.5% of the New Common Stock issued and outstanding on the Effective Date, after taking into account shares of New Common Stock issued to holders of the Former Common Stock and the exercise of the Management Options but prior to any conversion of the Exit Facility. On the Effective Date, HCI received 1,117,480 shares of the Company’s preferred stock which is convertible into 1,117,480 shares of the Company’s common stock. Since each share of the Company’s preferred stock is able to vote on an as converted basis, HCI effectively has a controlling interest in the Company of 51.17% on an as converted basis. As of December 31, 2016, the potential controlling interest percentage has not changed.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2016 and 2015

2.	Liquidity and Financial Condition (continued)

Also, all general unsecured claims received a distribution of one hundred percent of its allowed claim, plus post-petition interest calculated at the Federal judgment rate, payable as follows: fifty percent on the Effective Date, twenty five percent at the conclusion of the next full fiscal quarter after the Effective Date and the remaining twenty five percent, plus any post-petition interest owed, at the conclusion of the second full fiscal quarter after the Effective Date. These claims have been identified as subject to compromise on the balance sheet.

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

The Company identified an embedded derivative related to the convertible option feature included in the convertible debentures. The accounting treatment of derivative financial instruments requires the Company to bifurcate and fair value the derivative as of the inception date of the convertible debentures and to fair value the derivative as of each subsequent reporting date. Upon issuance of the convertible debentures on June 30, 2016, the Company received net proceeds of $1,319,001, net of the payoff of $600,000 debtor-in-possession financing and $35,848 in interest expense on such financing, recorded a discount of $500,000, reimbursed HCI for $45,151 of reorganization costs paid by HCI, and recognized a derivative financial instrument approximating $394,460. After these adjustments, the Company’s debt was $1,605,540. The difference between the $2,500,000 face amount and the discounts recorded is being amortized over two years, the current expected life of the debt. The fair value of the convertible options was estimated using a Black-Scholes pricing model with the following assumptions: stock price of $3.00; strike price of $3.75; expected volatility of 48.8%; risk free interest rate of 0.58%; expiration date of two years. The fair value of these convertible options was estimated using Level 3 inputs.

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

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2016 and 2015

2.	Liquidity and Financial Condition (continued)

The following table reflects the reorganization and application of ASC 852 on our condensed consolidated balance sheet as of June 30, 2016:

	Predecessor Company	Reorganization Adjustments		Fresh Start Adjustments		Successor Company
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$-	$955,803	(1)	$-		$955,803
Short-term investment	30,011	-		-		30,011
Accounts receivable, net	190,893	-		-		190,893
Prepaid expenses	28,589	-		-		28,589
Inventory	40,170	-		-		40,170
Total current assets	289,663	955,803		-		1,245,466
Equipment, net	5,600	-		-		5,600
Security deposit	1,200	-		-		1,200
Goodwill	-	-		4,162,173	(7)	4,162,173
Intangible assets	-	-		3,879,000	(7)	3,879,000

Totals	$296,463	$955,803		$8,041,173		$9,293,439

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable and accrued expenses	$487,699	$(212,219	)(2)	$-		$275,480
Accounts payable and accrued expenses – subject to compromise	120,325	(86,612	)(2)	-		33,713
Accrued interest, related party – subject to compromise	43,301	(16,801	)(2)	-		26,500
Accrued interest	173,147	(173,147	)(2)	-		-
Related party accounts payable and accrued expenses – subject to compromise	370,151	(163,522	)(2)	-		206,629
Related party notes payable – secured claim	73,500	-		-		73,500
Convertible debentures, net of discounts	5,405,010	(5,405,010	)(3)	-		-
Billings in excess of costs and estimated earnings on uncompleted contracts	42,674	-		-		42,764
Deferred revenue	83,415	-		-		83,415
Convertible option liabilities	-	394,460	(4)	-		394,460
Total current liabilities	6,799,222	(5,662,851)		-		1,136,371
Debtor in possession financing	600,000	(600,000	)(4)	-		-
Convertible debentures, net of discounts	-	1,605,540	(4)	-		1,605,540
Total liabilities	7,399,222	(4,657,311)		-		2,741,911

Commitments and Contingencies

Stockholders’ equity (deficit):
Successor Preferred stock, $1.00 par value, 5,405,000 shares authorized; 1,801,670 issued and outstanding at June 30, 2016	-	1,801,670	(3)	-		1,801,670
Predecessor Preferred stock, $0.01 par value, 5,000,000 shares authorized; 0 issued and outstanding at December 31, 2015	-	-		-		-
Successor Common stock, $0.01 par value, 300,000,000 shares authorized; 163,786 issued and outstanding at June 30, 2016	-	1,638	(5)	-		1,638
Predecessor Common stock, $0.01 par value, 300,000,000 shares authorized; 42,918,927 issued and outstanding at December 31, 2015	429,189	(429,189	)(5)	-		-
Successor additional paid-in capital	-	3,561,464	)(3)(6)	1,186,756	(7)	4,748,220
Predecessor additional paid-in capital	7,290,829	-		(7,290,829	)(7)	-
Accumulated deficit	(14,822,777)	677,531		14,145,246	(7)	-
Total stockholders’ equity (deficit)	(7,102,759)	5,613,114		8,041,173		6,551,528
Totals	$296,463	$955,803		$8,041,173		$9,293,439

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2016 and 2015

2.	Liquidity and Financial Condition (continued)

Reorganization Adjustments

1.	Reflects the net cash payments recorded as of the Effective Date from implementation of the Plan:

Sources:
Net proceeds from Exit Facility	$1,319,001
Total sources	1,319,001
Uses:
Predecessor accounts payable and accrued expenses paid upon emergence	185,979
Other payments made upon emergence	177,219
Total uses	363,198
Net Sources	$955,803

2.	Reflects the settlement of accounts payable and accrued expenses upon Emergence, as well as payments made on the Effective Date.
3.	Reflects the conversion of Convertible Debentures to Preferred Stock.
4.	Reflects the Convertible Debentures.
5.	Reflects the cancellation of predecessor common stock and the issuance of successor common stock.
6.	Reorganization adjustment.

Fresh Start Adjustments

7.	Reflects the recognition of goodwill, intangible assets and the cumulative impact of fresh-start adjustments.

Reorganization Items

Reorganization items represent amounts incurred subsequent to the bankruptcy filing as a direct result of the filing of the Chapter 11 Cases and are comprised of the following:

	Successor For the Six Months Ended December 31, 2016	Predecessor For the Six Months Ended June 30, 2016
Legal and professional fees	$(110,768)	$(171,893)
Net gain on reorganization items	-	713,379
Reorganization items, net	$(110,768)	$541,486

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2016 and 2015

3.	Summary of Significant Accounting Policies

Basis of consolidation – The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, SG Building, SG Brazil and Endaxi. All intercompany balances and transactions have been eliminated.

Accounting estimates – The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Significant areas which require the Company to make estimates include revenue recognition, stock-based compensation, warrant liabilities and allowance for doubtful accounts. Actual results could differ from those estimates.

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

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2016 and 2015

3.	Summary of Significant Accounting Policies (continued)

The asset, “Costs and estimated earnings in excess of billing on uncompleted contracts,” represents revenue recognized in excess of amounts billed. The liability, “Billings in excess of costs and estimated earnings on uncompleted contracts,” represents billing in excess of revenue recognized.

The Company offers a one-year warranty on completed contracts. For the years ended December 31, 2016 and 2015, the warranty claims were not material. The Company does not anticipate that any additional claims are likely to occur for warranties that are currently outstanding. Accordingly, no warranty reserve is considered necessary for any of the periods presented.

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

Inventory – Raw construction materials (primarily shipping containers) are valued at the lower of costs (first-in, first-out method) or market. Finished goods and work-in-process inventories are valued at the lower of costs or market, using the specific identification method. As of December 31, 2016 and 2015, work-in-process inventory amounted to $9,445 and $158,181, respectively.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2016 and 2015

3.	Summary of Significant Accounting Policies (continued)

Goodwill – Goodwill represents the excess of reorganization value over fair-value of identified net assets upon emergence from bankruptcy. In accordance with the accounting guidance on goodwill, the Company performs its impairment test of goodwill at the reporting unit level each fiscal year, or more frequently if events or circumstances change that would more likely than not reduce the fair value of its reporting units below their carrying values. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If management concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, management conducts a two-step quantitative goodwill impairment test. The first step of the impairment test involves comparing the fair value of the applicable reporting unit with its carrying value. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, management performs the second step of the goodwill impairment test. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill. The amount, by which the carrying value of the goodwill exceeds its implied fair value, if any, is recognized as an impairment loss. The Company’s evaluation of goodwill completed during the year ended December 31, 2016 resulted in no impairment losses

Intangible assets – Intangible assets represent the preliminary assets identified upon emergence from bankruptcy and consist of $2,766,000 of proprietary knowledge and technology which is being amortized over 20 years and $1,113,000 of customer contracts which is being amortized over 2.5 years. The Company evaluated intangible assets for impairment during the year ended December 31, 2016, and determined that there are no impairment losses. The accumulated amortization and amortization expense as of and for the year ended was $291,750. The estimated amortization expense for the successive five years is as follows:

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

The Company has determined that the embedded conversion options in the convertible debentures should be bifurcated from their host instruments and a portion of the proceeds received upon the issuance of the hybrid contract have been allocated to the fair value of the derivative. The derivative is subsequently marked to market at each reporting date based on current fair value, with the changes in fair value reported in the consolidated statement of operations.

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

For the Years Ended December 31, 2016 and 2015

3.	Summary of Significant Accounting Policies (continued)

The Company’s free standing derivatives consist of warrants to purchase common stock that were issued to a placement agent involved with the private offering memorandum as well as issuances of convertible debentures as described in Note 8 and 14. The Company evaluated the common stock purchase warrants to assess their proper classification in the consolidated balance sheet and determined that the common stock purchase warrants feature a characteristic permitting cash settlement at the option of the holder. Accordingly, these instruments have been classified as warrant liabilities in the accompanying consolidated balance sheets as of December 31, 2015. As of December 31, 2015 the value of the warrant liabilities was de minimus. In connection with the Plan these warrants were cancelled.

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

Level 1	Quoted prices in active markets for identical assets or liabilities
Level 2	Quoted prices for similar assets and liabilities in active markets or inputs that are observable.
Level 3	Inputs that are unobservable (for example, cash flow modeling inputs based on assumptions).

Financial liabilities measured at fair value on a recurring basis are summarized below:

	Successor December 31, 2016	Quoted prices in active market for identical assets (Level l)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Short-term investment	$30,017	$-	$30,017	$-
Conversion Option Liabilities	$384,461	$-	$-	$384,461

	Predecessor December 31, 2015	Quoted prices in active market for identical assets (Level l)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Short-term investment	$30,003	$-	$30,003	$-
Warrant Liabilities	$-	$-	$-	$-	(1)
Conversion Option Liabilities	$-	$-	$-	$-	(1)

(1)	De minimis value at December 31, 2015.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2016 and 2015

3.	Summary of Significant Accounting Policies (continued)

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

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis:

	Successor For the year ended December 31, 2016	Predecessor For the year ended December 31, 2015
Beginning balance	$-	$646,671
Aggregate fair value of conversion option liabilities issued	503,971	-
Change in fair value related to increase in warrants issued for anti-dilutive adjustment	-	-
Change in fair value of conversion option liabilities and warrants	(119,510)	(646,671)
Ending balance	$384,461	$-

The significant assumptions and valuation methods that the Company used to determine fair value and the change in fair value of the Company’s derivative financial instruments are discussed in Note 8 and 14.

The Company presented warrant and conversion option liabilities at fair value on its consolidated balance sheets, with the corresponding changes in fair value recorded in the Company’s consolidated statements of operations for the applicable reporting periods. As disclosed in Note 8 and 13, the Company computed the fair value of the warrant and conversion option liabilities at the dates of issuance and the reporting dates of December 31, 2016 and 2015 using a Black-Scholes model.

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

Share-based payments – The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors the fair value of the award is measured on the grant date. The fair value amount is then recognized over the period services are required to be provided in exchange for the award, usually the vesting period. The Company recognizes stock-based compensation expense on a graded-vesting basis over the requisite service period for each separately vesting tranche of each award. Stock-based compensation expense is reported within operating expenses in the consolidated statements of operations.

Foreign currency translation – The Company’s international subsidiary consider their local currency to be their functional currency. Assets and liabilities of the Company’s subsidiary operating in a foreign country are translated into U.S. dollars using both the exchange rate in effect at the balance sheet date or historical date, as applicable. Results of operations are translated using the average exchange rates prevailing throughout the period. The effects of exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are included in stockholders’ equity (deficit) as a component of accumulated other comprehensive loss, while gains and losses resulting from foreign currency translations are included in operations. As of December 31, 2016 and 2015, there is no activity in any foreign subsidiaries which would require any foreign currency translation.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2016 and 2015

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

With respect to receivables, concentrations of credit risk are limited to a few customers in the construction industry. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers other than normal lien rights. At December 31, 2016 and 2015, 63% and 74%, respectively, of the Company’s accounts receivable were due from three and two customers, respectively.

Revenue relating to three and two customers represented approximately 69% and 70% of the Company’s total revenue for the years ended December 31, 2016 and 2015, respectively.

Cost of revenue relating to three and two vendors represented approximately 63% and 76% of the Company’s total cost of revenue for the years ended December 31, 2016 and 2015, respectively. The Company believes it has access to alternative suppliers, with limited disruption to the business, should circumstances change with its existing suppliers.

Recent accounting pronouncements - In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 (“ASU 2014-09”), which creates Topic 606, Revenue from Contracts with Customers, and supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, ASU 2014-09 supersedes the cost guidance in Subtopic 605-35, Revenue Recognition -Construction-Type and Production-Type Contracts, and creates new Subtopic 340-40, Other Assets and Deferred Costs - Contracts with Customers. In summary, the core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, ASU 2014-09 requires enhanced financial statement disclosures over revenue recognition as part of the new accounting guidance. The amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and early application is permitted commencing January 1, 2017. The Company is currently evaluating the provisions of ASU 2014-09 and assessing the impact, if any, it may have on its financial position and results of operations.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2016 and 2015

3.	Summary of Significant Accounting Policies (continued)

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, providing additional guidance surrounding the disclosure of going concern uncertainties in the financial statements and implementing requirements for management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. The update is effective on a prospective basis for fiscal years ending after December 15, 2016 and for interim periods thereafter. The Company adopted the ASU for the fiscal 2016 reporting period, which had no impact on its disclosures.

In April 2015, the FASB issued ASU No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). The update requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate. The update requires retrospective application and represents a change in accounting principle. The update is effective for fiscal years beginning after December 15, 2015. As a result, capitalized debt issuance costs are now presented as a reduction in the carrying amount of convertible debentures. The change resulted in a reclassification of $5,204 of debt issuance costs in the accompanying consolidated balance sheet as of December 31, 2015. Consequently this reduced the total assets, total current liabilities and total liabilities as of December 31, 2015.

In July 2015, the FASB issued ASU No. 2015-11, Inventory: Simplifying the Measurement of Inventory. The update requires inventory not measured using either the last in, first out (LIFO) or the retail inventory method to be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable cost of completion, disposal, and transportation. The update is effective for fiscal years beginning after December 15, 2016. Early adoption is permitted for financial statements that have not been previously issued. The Company does not believe the effects of ASU 2015-11 will have a material impact on future presentation and disclosures of the financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718.) The update makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation, and the financial statement presentation of excess tax benefits or deficiencies. ASU 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. The update is effective for fiscal years beginning after December 15, 2016. Early adoption is permitted for financial statements that have not been previously issued. The Company is currently evaluating the effects of ASU 2016-09 on the financial statements.

4.	Accounts Receivable

At December 31, 2016 and 2015, the Company’s accounts receivable consisted of the following:

	Successor 2016	Predecessor 2015
Billed:
SG block sales	$124,713	$82,200
Engineering services	144,040	14,181
Project management	-	14,400
Total gross receivables	268,753	110,781
Less: allowance for doubtful accounts	(34,235)	(24,746)
Total net receivables	$234,518	$86,035

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2016 and 2015

5.	Costs and Estimated Earnings on Uncompleted Contracts

Costs and estimated earnings on uncompleted contracts consist of the following at December 31, 2016 and 2015:

	Successor 2016	Predecessor 2015
Costs incurred on uncompleted contracts	$316,722	$18,363
Provision for loss on uncompleted contracts	-	-
Estimated earnings (losses)	40,488	6,786
	357,210	25,149
Less: billings to date	(372,339)	(53,173)
	$(15,129)	$(28,024)

The above amounts are included in the accompanying consolidated balance sheets under the following captions at December 31, 2016 and 2015.

	Successor 2016	Predecessor 2015
Costs and estimated earnings in excess of billings on uncompleted contracts	$33,349	$-
Billings in excess of cost and estimated earnings on uncompleted contracts	(48,478)	(28,024)
	$(15,129)	$(28,024)

Although management believes it has established adequate procedures for estimating costs to complete on open contracts, it is at least reasonably possible that additional significant costs could occur on contracts prior to completion. The Company periodically evaluates and revises its estimates and makes adjustments when they are considered necessary.

6.	Inventory

At December 31, 2016 and 2015, the Company’s inventory consisted of the following:

	Successor 2016	Predecessor 2015
Contract building	$9,445	$158,181
	$9,445	$158,181

7.	Equipment

At December 31, 2016 and 2015, the Company’s equipment consisted of the following:

	Successor 2016	Predecessor 2015
Computer equipment and software	$24,179	$22,786
Furniture and other equipment	2,997	2,997
	27,176	25,783
Less: accumulated depreciation	(21,617)	(18,553)
	$5,559	$7,230

Depreciation expense for the years ended December 31, 2016 and 2015 amounted to $3,063 and $3,728 respectively.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2016 and 2015

8.	Convertible Debentures

Predecessor Company

On December 27, 2012, the Company entered a Securities Purchase Agreement (“Securities Purchase Agreement”) with Hillair Capital Investments L.P. (“Hillair), whereby the Company issued and sold to Hillair: (i) $1,120,000 in 8% Original Discount Senior Secured Convertible Debentures due July 1, 2014, for $1,000,000 (“Debenture”), and (ii) a Common Stock purchase warrant to purchase up to 2,604,651 shares of the Company’s Common Stock with a fair value of $199,806 at issuance, which has been recorded as a discount to the debenture. (As disclosed in Note 13) The Company recorded a discount of $120,000, which is being amortized over the term of the debenture, using the effective interest method. At the date of issuance the fair value of the conversion option liability was determined to be $69,502, which has been recorded as a discount to the debenture. At any time after December 28, 2012, until the Debenture is no longer outstanding, the Debenture was convertible, in whole or in part, into shares of Common Stock at the option of Hillair, subject to certain conversion limitations set forth in the Debenture. The initial conversion price for the Debenture was $0.43 per share, subject to adjustments upon certain events, as set forth in the Debenture. In connection with the issuance of the Debenture, the Company also paid Hillair $45,000 for due diligence which has been recorded as a discount to the debenture, and will be amortized over the term of the debenture, using the effective interest method. In addition, the Company incurred $15,466 in legal fees which are included in debt issuance costs in the accompanying consolidated balance sheet at December 31, 2016 and December 31, 2014. As described below, in April 2014 the Company exchanged certain outstanding debentures, including the 2012 Hillair Debenture, for new Senior Convertible Debentures (“2014 Exchange Debentures”). The surrendered debentures, including the 2012 Hillair Debenture, were cancelled at the time of the exchange.

On January 8, 2013 and January 9, 2013, the Company issued and sold to Next View Capital LP (“Next View”) and another investor (“Another Investor”) an aggregate of (i) $392,000 in 8% Original Discount Senior Secured Convertible Debentures due July 1, 2014, for $350,000 (“January 2013 Debentures”), and (ii) Common Stock purchase warrants to purchase up to 911,628 shares of the Company’s Common Stock with a fair value of $69,933 at issuance, which has been recorded as a discount to the January 2013 Debentures. (As disclosed in Note 13). The Company recorded a discount of $42,000, which will be amortized over the term of the debenture, using the effective interest method. At the date of issuance the fair value of the conversion option liability was determined to be $24,322, which has been recorded as a discount to the debenture. Except for the date of issuance, these debentures and warrants have the same terms and conditions as the debenture and warrant issued to Hillair as described above. Also, the conversion price for the January 2013 Debentures was adjusted to $0.23 per share. Merriman acted as financial advisor to the Company in connection with this transaction and received a fee consisting of $28,000 and warrants to purchase up to 36,466 shares of the Company’s Common Stock. (As disclosed in Note 13)

In April 2013, the Company issued and sold to Frank Casano (“Casano”) and Scott Masterson (“Masterson”) an aggregate of (i) $560,000 in 8% Original Discount Senior Secured Convertible Debentures due October 15, 2014, for $500,000 (“April 2013 Debentures”), and (ii) Common Stock purchase warrants to purchase up to 1,302,326 shares of the Company’s Common Stock with a fair value of $60,801 at issuance, which has been recorded as a discount to the April 2013 Debentures. (As disclosed in Note 13) The Company recorded a discount of $60,000, which will be amortized over the term of the debenture, using the effective interest method. At the date of issuance the fair value of the conversion option liability was determined to be $14,971, which has been recorded as a discount to the debenture. Except for the date of issuance, these debentures and warrants have the same terms and conditions as the debenture and warrant issued to Hillair as described above. As described below, in April 2014 the April 2013 Debentures were exchanged for 2014 Exchange Debentures. The surrendered April 2013 Debentures were cancelled at the time of the exchange.

On April 10, 2014, the Company entered into a Securities Exchange Agreement (the “Exchange Agreement”) with Hillair, Casano and Masterson who held certain of the existing Senior Convertible Debentures described above (the “Existing Debentures”). Under the terms of the Exchange Agreement, Existing Debentures with a stated maturity value of $1,680,000 were surrendered in exchange for (i) new Senior Convertible Debentures with a stated interest rate of eight percent (8%) per year, a stated maturity value of $1,915,200, a conversion price of $0.25 per share, subject to adjustment, with a final maturity date of April 1, 2016 (the “2014 Exchange Debentures”), and (ii) a five (5) year Common Stock purchase warrant to purchase up to 7,660,800 shares of the Company’s common stock at an exercise price of $0.275 (110% of the conversion price), subject to adjustment (the “2014 Exchange Warrants”). At April 10, 2014, the carrying value of 2014 Existing Debentures was $1,680,000 and the fair value of the conversion option liability was $2,366. The fair value of the conversion option liability of the 2014 Exchange Debentures was determined to be $380,744 and the fair value of the warrants issued was determined to be $490,601. The Company recognized a loss of $1,104,179 on this exchange transaction. In connection with the Exchange Agreement, the Company incurred $20,763 in legal fees which are included in debt issuance costs in the accompanying consolidated balance sheet at December 31, 2016 and 2015.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2016 and 2015

8.	Convertible Debentures (continued)

On April 10, 2014, the Company entered into a Securities Purchase Agreement (the “2014 SPA”) with four investors, including Hillair pursuant to which the Company issued and sold (i) $2,080,500 in 8% Original Discount Senior Secured Convertible Debentures, for $1,825,000, with a conversion price of $0.25 per share, subject to adjustment, with a final maturity date of April 1, 2016 (the “2014 New Debentures” together with the 2014 Exchange Debentures, the “2014 Debentures”), and (ii) a five (5) year Common Stock purchase warrant to purchase up to 8,322,000 shares of the Company’s common stock at an exercise price of $0.275 (110% of the conversion price), subject to adjustment with a fair value of $532,944 at issuance, which has been recorded as a discount to the 2014 New Debentures. (As disclosed in Note 13) Holders of the 2014 Debentures are referred to in this Annual Report on Form 10-K as the “2014 Holders”. The Company recorded a discount of $255,500, which is being amortized over the term of the 2014 New Debentures, using the effective interest method. The initial conversion price for the 2014 New Debentures is $0.25 per share, subject to adjustments upon certain events, as set forth in the 2014 New Debentures. ”). In connection with the issuance of the Debenture, the Company also paid $40,763 for legal fees which has been recorded as a discount to the debenture, and will be amortized over the term of the debenture, using the effective interest method. At the date of issuance the fair value of the conversion option liability was determined to be $413,606, which has been recorded as a discount to the 2014 New Debentures. In connection with the 2014 New Debentures, the Company incurred $20,000 in legal fees which are included in debt issuance costs in the accompanying consolidated balance sheet at December 31, 2016 and 2015. As of December 31, 2015, the discount related to the 2014 New Debentures amounted to $393,169.

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

At any time after April 10, 2014, (the “Original Issue Date”) until the 2014 Debentures were no longer outstanding, the 2014 Debentures were convertible, in whole or in part, into shares of Common Stock at the option of the 2014 Holders, subject to certain conversion limitations set forth in the 2014 Debentures. The initial conversion price for the 2014 Debentures was $0.25 per share, subject to adjustments upon certain events, as set forth in the 2014 Debentures. The Company was required to pay interest on the aggregate unconverted and then outstanding principal amount of the 2014 Debentures at the rate of 8% per annum, payable quarterly on January 1, April 1, July 1 and October 1, beginning on October 1, 2014. Interest was payable in cash or at the Company’s option in shares of Common Stock, provided certain terms and conditions are met as more fully described in the 2014 Debentures. On each of October 1, 2015 and January 1, 2016, the Company was obligated to redeem an amount equal to $998,925 and on April 1, 2016, an amount equal to $1,997,850, plus accrued but unpaid interest, liquidated damages and any other amounts then owing in respect of the 2014 Debentures (as to each of the forgoing periodic redemptions, each a “Periodic Redemption Amount”). In lieu of a cash redemption and subject to the Company meeting certain equity conditions described in the 2014 Debentures, the Company had the option to elect to pay the Periodic Redemption Amount in shares on the terms set forth in the 2014 Debentures.

Upon any Event of Default (as defined in the Debenture), the outstanding principal amount of the Debenture, plus liquidated damages, interest, a premium of 30% and other amounts owing in respect thereof through the date of acceleration, shall become, at the 2014 Holders’ election, immediately due and payable in cash. Commencing five days after the occurrence of any Event of Default, the interest rate on the Debenture shall accrue at an interest rate equal to the lesser of 18% per annum or the maximum rate permitted under applicable law. The 2014 Debentures contain anti-dilution protective provisions as described therein. The Company was subject to compliance with certain covenants under the 2014 Debentures as set forth therein. On September 11, 2015, the Company failed to make a payment of interest that was due and payable on the 2014 Debentures and thus the outstanding principal amount increased by $1,247,310 to $5,405,010.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2016 and 2015

8.	Convertible Debentures (continued)

The 2014 Warrants may be exercised at any time on or after April 10, 2014 and on or prior to the close of business on April 10, 2019, at an exercise price of $0.275 per share, subject to adjustment upon certain events. The 2014 Warrants contain anti-dilution protective provisions and limitations on exercise as described therein. See Note 14.

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

On August 5, 2015, the Company issued and sold to Hillair a $162,000 Original Issue Discount Senior Secured Convertible Debenture due November 3, 2015 (the “Bridge Debenture”), for $150,000 (the “August 2015 Financing”). The sale and issuance of the Bridge Debenture was consummated pursuant to a Securities Purchase Agreement, dated August 5, 2015, between the Company and Hillair. At any time after August 5, 2015, until the Bridge Debenture is no longer outstanding, the Bridge Debenture is convertible, in whole or in part, into shares of Common Stock at the option of Hillair, subject to certain conversion limitations set forth in the Bridge Debenture. The initial conversion price for the Bridge Debenture was $0.10 per share, subject to adjustments upon certain events, as set forth in the Bridge Debenture. As the Bridge Debenture was issued at an original issue discount, interest does not accrue on the Bridge Debenture.

Successor Company

On the Effective Date, and pursuant to the terms of the Plan, SGB entered into a Securities Purchase Agreement, dated June 30, 2016, (the “2016 SPA”), pursuant to which SGB sold for a subscription price of $2,000,000, a 12% Original Issue Discount Senior Secured Convertible Debenture to HCI in the principal amount of $2,500,000, with a maturity date of June 30, 2018 (the “June 2016 Debenture”). The June 2016 Debenture is convertible at HCI’s option at any time in whole or in part into shares of New Common Stock (as defined below) at a ratio of 1 share for every $3.75 of debt. Pursuant to that certain Subsidiary Guaranty Agreement, effective as of the Effective Date (the “Guarantee Agreement”), by SG Building in favor of HCI, SG Building unconditionally guaranteed (the “Guarantee”) the obligations and indebtedness owed to HCI under the June 2016 Debenture and the Guarantee is secured by a first-priority lien and security interest on all of the Guarantor’s assets. The June 2016 Debenture and SG Building’s obligations under the Guarantee are secured by a first-priority lien and security interest on all of the Company’s and SG Building’s assets pursuant to that certain Security Agreement, dated as of the Effective Date, by and between the Company, SG Building and HCI (the “Security Agreement”). At the date of issuance, the fair value of the conversion option liability was determined to be $394,460, which has been recorded as a discount to the debenture. As of December 31, 2016, the fair value of the conversion option liability was determined to be $279,608.

On November 17, 2016, the Company entered into a Securities Purchase Agreement with HCI, for which the Company sold for a subscription price of $750,000, a 12% Original Issue Discount Senior Secured Convertible Debenture to HCI in the amount of $937,500, with a maturity date of June 30, 2018 (the “November 2016 Debenture”). The November 2016 Debenture is convertible at HCI’s option at any time in whole or in part into shares of New Common Stock (as defined below) at a ratio of 1 share for every $3.75 of debt. Pursuant to that certain Subsidiary Guaranty Agreement, effective as of the Effective Date (the “Guarantee Agreement”), by SG Building in favor of HCI, SG Building unconditionally guaranteed (the “Guarantee”) the obligations and indebtedness owed to HCI under the November 2016 Debenture and the Guarantee is secured by a first-priority lien and security interest on all of the Guarantor’s assets. The November 2016 Debenture and SG Building’s obligations under the Guarantee are secured by a first-priority lien and security interest on all of the Company’s and SG Building’s assets pursuant to that certain Security Agreement, dated as of the Effective Date, by and between the Company, SG Building and HCI (the “Security Agreement”). In connection with the issuance of the Debenture, the Company also paid $50,000 for legal fees, which has been recorded as a discount to the debenture, and will be amortized over the term of the debenture, using the effective interest method. At the date of issuance the fair value of the conversion option liability was determined to be $109,511, which has been recorded as a discount to the debenture. As of December 31, 2016 the fair value of the conversion option liability was determined to be $104,853.

As of the Effective Date, HCI is a preferred stock shareholder of the Company.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2016 and 2015

8.	Convertible Debentures (continued)

A summary of the Company’s convertible debentures as of December 31, 2016 and 2015 is as follows:

	Successor 2016	Predecessor 2015
2014 Exchange Debentures	$-	$2,489,760
2014 New Debentures, net of $393,169 discount	-	2,311,481
Bridge Debenture	-	210,600
June 2016 Debenture, net of $670,845 discount	1,829,155	-
November 2016 Debenture, net of $320,318 discount	617,182	-

Total debt	2,446,337	5,011,841

Less current portion	-	-

Long-term debt	$2,446,337	$5,011,841

For the year ended December 31, 2015, interest expense on the convertible debentures amounted to $253,061, and is included on the accompanying consolidated statements of operations. For the six months ended June 30, 2016 and December 31, 2016 total amortization relating to the discount amounted to $393,169 and $250,308, respectively, and is included in interest expense on the accompanying consolidated statements of operations. For the year ended December 31, 2015 total amortization relating to the discount amounted to $437,648, and is included in interest expense on the accompanying consolidated statements of operations. For the year ended December 31, 2015, the total default penalty on the convertible debentures amounted to $1,247,310 and is included in interest expense on the accompanying condensed consolidated statements of operations.

Due to the Company filing a voluntary petition for relief under Chapter 11 of Title 11 of the Bankruptcy Court, interest stopped accruing on the predecessor’s company convertible debentures as of October 15, 2015. Additional contractual interest through June 30, 2016 would have resulted in $146,509 of additional interest. Subsequent to December 31, 2016, in connection with the Plan, all of the outstanding debentures were converted into preferred stock in accordance with the Plan.

In connection with the June 2016 Debenture and the November 2016 Debenture, the Company bifurcated the conversion option from its debt host. The fair value of the conversion option liabilities were determined to be $503,971 at the date of issuance, utilizing a Black-Scholes model. Consequently, the Company recorded a discount of $503,971 on the debentures, which will be amortized over the term of the debenture, using the effective interest method. The fair value of the conversion option liabilities as of December 31, 2016 and 2015 was $384,461 and $0, respectively. The significant assumptions which the Company used to measure the fair value at December 31, 2016 and the date of issuance of the conversion option liability are as follows:

	Date of Issuance	12/31/16
Stock price	$3.00	$3.00
Term	1.62 – 2	1.5
Volatility	44 – 48.8%	44.4%
Risk-free interest rate	0.58 – 0.873%	0.966%
Exercise price	$3.75	$3.75

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2016 and 2015

8.	Convertible Debentures (continued)

In connection with the Securities Purchase Agreement and the 2014 SPA, the Company is required to maintain compliance with a variety of contractual provisions which include certain affirmative and negative covenants, as outlined in the underlying agreements. The underlying securities purchase and debenture agreements also provide for the Company to pay liquidated damages upon certain events as outlined in the underlying agreements.

9.	Debtor in Possession Financing

In connection with the bankruptcy the Company entered into financing in the amount of $600,000. On the effective date of the Plan, the Debtor in Possession credit facility was converted into a new 12% Original Issue Discount Senior Secured Convertible Debenture (the “Exit Facility”) due two years from the Effective Date of the Plan as disclosed in Note 8.

10.	Income Taxes

The Company’s benefit for income taxes consists of the following for the year ended December 31, 2016 and 2015:

	Successor 2016	Predecessor 2015
Deferred:
Federal	$(475,316)	$(1,066,864)
State and local	(419,247)	(79,680)
Total deferred	(894,563)	(1,146,544)

Total benefit for income taxes	(894,563)	(1,146,544)
Less: valuation reserve	894,563	1,146,544
Income Tax provision	$-	$-

A reconciliation of the federal statutory rate to 0% for the year ended December 31, 2016 and 2015 to the effective rate for income from operations before income taxes is as follows:

	Successor 2016	Predecessor 2015

Benefit for income taxes at federal statutory rate	34.0%	34.0%
State and local income taxes, net of federal benefit	7.8	5.7
Differences attributable to change in state business apportionment	12.3	(7.6)
Reorganization expenses	(6.0)	-
Amortization of intangible assets	(6.2)	-
Change in fair value of derivative liabilities	-	7.8
True-up	3.4	2.3
Other	0.1	(0.3)
Less valuation allowance	(45.4)	(41.9)
Effective income tax rate	0.0%	0.0%

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2016 and 2015

10.	Income Taxes (continued)

During 2016, the Company adjusted its estimate of business apportionment, thus increasing its tax effective state and local tax rate from 5.7% to 7.8%. The decrease is primarily due to allocation of business receipts from New York State and New York City.

The tax effects of these temporary differences along with the net operating losses, net of an allowance for credits, have been recognized as deferred tax assets (liabilities) at December 31, 2016 and 2015 as follows:

	Successor 2016	Predecessor 2015
Net operating loss carryforward	$5,256,605	$3,497,816
Bad debt reserve	141,182	130,319
Employee stock compensation	78,652	657,326
Net conversion feature discount	(5,208)	(202,349)
Default penalty	-	494,391
Depreciation	2,782	1,962
Charity	344	329
Net deferred tax asset	5,474,357	4,579,794
Less valuation allowance	(5,474,357)	(4,579,794)

Net deferred tax asset	$-	$-

The Company establishes a valuation allowance, if based on the weight of available evidence; it is more likely than not that some portion or all of the deferred assets will not be realized. The valuation allowance increased $894,563 and $1,146,544 during 2016 and 2015, respectively, offsetting the increase in the deferred tax asset attributable to the net operating loss and reserves.

As of December 31, 2016, the Company has a net operating loss carry forward of approximately $12,588,000 for Federal tax purposes. The net operating loss expires through 2036. The Company’s net operating loss carry forward may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code.

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

The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expenses. As of December 31, 2016, the Company has no unrecognized tax positions, including interest and penalties. The tax years 2013 - 2015 are still open to examination by the major tax jurisdictions in which the Company operates. The Company files returns in the United States Federal tax jurisdiction and various other state jurisdictions.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2016 and 2015

11.	Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of the common shares issuable upon the exercise of stock options and warrants. Potentially dilutive common shares are excluded from the calculation if their effect is antidilutive. At December 31, 2016, there were options to purchase 295,051 shares of common stock, outstanding which could potentially dilute future net income (loss) per share. At December 31, 2016 the Company also has outstanding convertible debt which is initially convertible into 916,667 shares of common stock, which could potentially dilute future net income (loss) per share. The number of shares the convertible debt could be converted into could potentially increase under certain circumstances related to the market price of the Company’s common stock at the time of conversion. At December 31, 2015, there were options and warrants to purchase 15,425,001 and 25,572,059 shares of common stock, respectively, outstanding which could potentially dilute future net income (loss) per share. At December 31, 2015 the Company also has outstanding convertible debt which is initially convertible into 17,602,800 shares of common stock, which could potentially dilute future net income (loss) per share. The number of shares the convertible debt could be converted into could potentially increase under certain circumstances related to the market price of the Company’s common stock at the time of conversion.

12.	Construction Backlog

The following represents the backlog of signed engineering and project management contracts in existence at December 31, 2016 and 2015:

	Successor 2016	Predecessor 2015
Balance - January 1	$105,851	$6,200
New contracts and change orders during the period	807,786	172,805
	913,637	179,005
Less: contract revenue earned during the period	(372,346)	(73,154)
	541,291	105,851
Contracts signed but not started	-	-
Balance - December 31	$541,291	$105,851

13.	Stockholders’ Equity

Reverse stock split - In December 2016, our Board of Directors and a majority of our stockholders approved a 1-for-3 reverse stock split of our common stock and our preferred stock. The consolidated financial statements of SG Blocks, Inc. and subsidiaries as of December 31, 2016 and the six month period ended December 31, 2016 (Successor) and the related notes thereto related to the Successor have been adjusted to reflect the 1-for-3 reverse stock split.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2016 and 2015

14.	Warrants – Predecessor

In conjunction with a private placement in October 2010 (the “2010 Private Placement”), the Company issued warrants to Ladenburg, the placement agent for the 2010 Private Placement. The warrants entitled Ladenburg to purchase up to a total of 1,044,584 shares of Common Stock for $0.25 per share. The warrants expire October 28, 2015. The warrants are exercisable, at the option of the holder, at any time prior to their expiration. The fair value of warrants issued to placement agents was calculated utilizing the lattice method. The warrants issued to Ladenburg contain provisions that make them redeemable for cash by the holder of the warrant under certain circumstances that are not within the control of the Company. Accordingly, the fair market value of the warrants as of the date of issuance has been classified as liabilities. The fair value of the 2010 Private Placement warrants as of December 31, 2015 was $0. In connection with the Plan these warrants were cancelled.

In conjunction with a private placement in 2012 (the “2012 Private Placement”), the Company issued warrants to Ladenburg in March 2012. The warrants entitle Ladenburg to purchase up to a total of 86,323 shares of common stock for $0.35 per share and expire March 27, 2017. The Company also issued warrants to Ladenburg in May 2012 in connection with the additional 702,872 shares of common stock issued in the 2012 Private Placement. These warrants entitled Ladenburg to purchase 29,700 shares of common stock at $0.35 per share and expire May 22, 2017. These warrants are exercisable, at the option of the holder, at any time prior to their expiration. The fair value of warrants issued to placement agents were calculated utilizing the lattice method. The warrants issued to Ladenburg contain provisions that make them redeemable for cash by the holder of the warrant under certain circumstances that are not within the control of the Company. Accordingly, the fair market value of the warrants as of the date of issuance has been classified as liabilities. The fair value of the 2012 Private Placements warrants as of December 31, 2015 was $0. In connection with the Plan these warrants were cancelled.

As part of the issuance of convertible debentures to Hillair as disclosed in Note 8, the Company issued warrants to Hillair. The warrants entitled Hillair to purchase up to 2,604,651 shares of Common Stock for $0.4488, subject to adjustments upon certain events. The warrants may be exercised at any time on or after June 27, 2013 and expire on June 27, 2018. The fair value of warrants issued to Hillair was calculated utilizing the lattice method. The warrants issued to Hillair contain provisions that make them redeemable for cash by the holder of the warrant under certain circumstances that are not within the control of the Company. Accordingly, the fair market value of the warrants as of the date of issuance has been classified as liabilities and has been included as a debt discount of the convertible debentures described in Note 8. The fair value of the Hillair warrants as of December 31, 2015 was $0. In connection with the Plan these warrants were cancelled.

In connection, with the issuance of convertible debentures to Hillair, the Company issued warrants to Merriman. The warrants entitled Merriman to purchase up to 52,093 shares of Common Stock for $0.4488 and 52,093 shares of Common Stock at $0.43 per share. The fair market value of the warrants as of the date of issuance has been classified as equity and is recorded in deferred loan costs on the accompanying consolidated balance sheets. The fair value of the Merriman warrants as of the date of issuance was $8,166. In connection with the Plan these warrants were cancelled.

As part of the issuance of convertible debentures to Next View and Another Investor as disclosed in Note 8, the Company issued warrants to Next View and Another Investor. The warrants entitled Next View and Another Investor to purchase up to 651,163 and 260,465, respectively, shares of Common Stock for $0.4488 per share, subject to adjustments upon certain events. As of December 31, 2013, the exercise price of these warrants was adjusted to $0.23. The warrants issued to Next View and Another Investor contain substantially all of the same terms as the warrants issued to Hillair. The fair market value of the warrants as of the date of issuance wasclassified as liabilities and has been included as a debt discount of the convertible debentures described in Note 8. The fair value of the Next View and Another Investor warrants as of December 31, 2015 was $0. In connection with the Plan these warrants were cancelled.

In connection, with the issuance of convertible debentures to Next View and Another Investor, the Company issued warrants to Merriman. The warrants entitled Merriman to purchase up to 18,233 shares of Common Stock for $0.4488 per share and 18,233 shares of Common Stock at $0.43 per share. The fair market value of the warrants as of the date of issuance has been classified as equity and is recorded in deferred loan costs on the accompanying consolidated balance sheets. The fair value of the Merriman warrants as of the date of issuance was $2,858. In connection with the Plan these warrants were cancelled.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2016 and 2015

14.	Warrants (continued)

As part of the issuance of the April 2013 Debentures to Casano and Masterson as disclosed in Note 8, the Company issued the April 2013 Warrants to Casano and Masterson. The April 2013 Warrants originally entitled Casano and Masterson to purchase up to 1,041,861 and 260,465, respectively, shares of Common Stock for $0.4488 per share, subject to adjustments upon certain events. The April 2013 Warrants issued to Casano and Masterson contain substantially all of the same terms as the 2012 Hillair Warrants. As a result of the transactions consummated pursuant to the Exchange Agreement and the 2014 SPA as disclosed in Note 8, the number of shares of Common Stock Casano and Masterson are entitled to purchase has increased to 1,792,000 and 448,000, respectively and can be purchased for $0.25 per share. The fair value of the April 2013 Warrants as of the date of issuance has been classified as liabilities and has been included as a debt discount of the April 2013 Debentures described in Note 8. The fair value of the April 2013 Warrants issued to Casano and Masterson as of December 31, 2015 was $0. In connection with the Plan these warrants were cancelled.

Pursuant to the Exchange Agreement disclosed in Note 8, the Company issued 2014 Exchange Warrants to Hillair, Casano and Masterson. The 2014 Exchange Warrants entitle Hillair, Casano and Masterson to purchase up to 5,107,200, 2,042,880, and 510,720, respectively, shares of Common Stock at $0.275 per share, subject to adjustments upon certain events. The 2014 Exchange Warrants may be exercised at any time after April 10, 2014 and expire on April 10, 2019. The fair value of the 2014 Exchange Warrants issued to Hillair, Casano and Masterson was calculated utilizing the lattice method. The 2014 Exchange Warrants contain provisions that make them redeemable for cash by the holder of the warrant under certain circumstances that are not within the control of the Company. Accordingly, the fair value of the 2014 Exchange Warrants as of the date of issuance has been classified as liabilities and has been included in the loss on extinguishment of debt on the accompanying condensed consolidated statements of operations. The fair value of these warrants as of December 31, 2015 was $0. In connection with the Plan these warrants were cancelled.

As part of the issuance of the 2014 New Debentures as disclosed in Note 8, the Company issued warrants to purchase up to 8,322,000 shares of Common Stock at $0.275 per share (the “2014 New Warrants”), subject to adjustments upon certain events. The 2014 New Warrants contain substantially all of the same terms as the 2014 Exchange Warrants. The fair value of the 2014 New Warrants as of the date of issuance has been classified as liabilities and has been included as a debt discount of the 2014 New Debentures described in Note 8. The fair value of the 2014 New Warrants as of December 31, 2015 was $0. In connection with the Plan these warrants were cancelled.

A summary of warrant activity and changes during the years ended December 31, 2016 and 2015 are presented below:

	Number of Warrants	Weighted Average Exercise Price Per Share	Weighted Average Remaining Terms (in years)	Aggregate Intrinsic Value

Outstanding - December 31, 2015 (Predecessor)	25,572,059	$0.27	3.89	-
Issued	-	-
Anti-Dilutive Adjustment	-	-
Exercised	-	-
Cancelled	(25,572,059)	0.27
Forfeited	-	-
Outstanding - December 31, 2016 (Successor)	-	$-	-	$-

Exercisable - December 31, 2016 (Successor)	-	$-	-	$-

The change in fair value of the warrants of $536,671 is included in the accompanying consolidated statement of operations for the years ended December 31, 2015.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2016 and 2015

15.	Stock Options and Grants

A summary of stock option activity and changes during the years ended December 31, 2016 and 2015 are presented below:

	Shares	Weighted Average Fair Value Per Share	Weighted Average Exercise Price Per Share	Weighted Average Remaining Terms (in years)	Aggregate Intrinsic Value
Outstanding – January 1, 2015 (Predecessor)	15,425,001	$0.07	$0.30	8.00	$112,500
Granted	-	-	-
Exercised	-	-	-
Cancelled	-	-	-
Outstanding – December 31, 2015 (Predecessor)	15,425,001	$0.07	$0.30	7.00	$-
Granted	-	-	-
Exercised	-	-	-
Cancelled	(15,425,001)	(0.07)	(0.30)
Outstanding – June 30, 2016 - Predecessor	-	$-	$-	-	$-
Granted	295,051	1.25	3.00
Exercised	-
Cancelled	-
Outstanding – December 31, 2016 - Successor	295,051	1.25	3.00	9.86	-
Exercisable – December 31, 2015 - Predecessor	13,729,168	$0.11	$0.31	6.80	$-
Exercisable – December 31, 2016 - Successor	128,299	$1.25	$3.00	9.86	$-

Predecessor

The Company previously had stock plans approving the issuance of shares of the Company’s common stock. In connection with the Plan, all of the outstanding stock options under such plans were cancelled.

In connection with the predecessor company, the fair value of the stock price at December 31, 2015 was nominal. For this value the Company used the Market Approach to arrive at an estimated fair value of the Company’s common stock. The Market Approach is based on the economic principle of competition and entails both the application of appropriate market-based multiples such as level of earnings, cash flow, revenues, invested capital or other financial factors that represent the company's future financial performance. This method is based on the idea of determination of the price at which the company will be exchanged in the public market. On October 15, 2015, the Company filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Bankruptcy Court for the Southern District of New York, accordingly the fair value of the stock was deemed to have a nominal value. For the year ending December 31, 2016 the fair value of the stock was determined by using a weighted value between the income approach method and the weighted average bulletin board price.

For the six months ended June 30, 2016 and the year ended December 31, 2015, the Company recognized stock-based compensation of $119,146 and $192,776, respectively, which is included in payroll and related expenses in the accompanying consolidated statements of operations.

Successor

2016 Plan – On October 26 2016, the Company’s Board of Directors approved the issuance of up to 500,000 shares of the Company’s Common Stock in the form of restricted stock or options (“2016 Stock Plan”). The 2016 Plan expires on October 26, 2026, and is administered by the Company’s Board of Directors. Each of the Company’s employees, directors, and consultants are eligible to participate in the 2016 Stock Plan. As of December 31, 2016, there were 204,499 shares of common stock available for issuance under the 2016 Stock Plan.

For the six months ended December 31, 2016, the Company recognized stock-based compensation expense of $188,343, which is included in payroll and related expenses in the accompanying consolidated statements of operations.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2016 and 2015

15.	Stock Options and Grants (continued)

As of December 31 2016, there was $179,881 of total unrecognized compensation costs related to non-vested stock options, which will be expensed over a weighted average period of 1.68 years. The intrinsic value is calculated as the difference between the fair value of the stock price at year end and the exercise price of each of the outstanding stock options. The fair value of the stock price at December 31, 2016 was $3 per share.

On November 1, 2016, Mahesh Shetty, the Company’s Chief Financial Officer, and two employees of the Company were granted options to purchase 21,828 and 54,596, respectively, shares of the Company’s Common Stock with an exercise price of $3.00 per share. These options were granted under the 2016 Stock Plan. These options vest at various dates throughout October 26, 2018 in accordance with the underlying agreement. The fair value of these options upon issuance amounted to $95,390.

On November 1, 2016, Paul Galvin, the Company’s Chief Executive Officer, Stevan Armstrong, the Company’s Chief Operating Officer and four directors of the Company were granted options to purchase 111,606, 43,677 and 63,333, respectively, shares of the Company’s Common Stock with an exercise price of $3.00 per share. These options were granted under the 2016 Stock Plan. These options vest at various dates throughout October 26, 2018 in accordance with the underlying agreement. The fair value of these options upon issuance amounted to $272,834.

The fair value of the stock-based option awards granted during the year ended December 31, 2016 were estimated at the date of grant using the Black-Scholes option valuation model with the following assumptions:

2016
Expected dividend yield	0%
Expected stock volatility	44.4%
Risk-free interest rate	1.3%
Expected life	5.5

Because the Company does not have significant historical data on employee exercise behavior, the Company uses the “Simplified Method” to calculate the expected life of the stock-based option awards granted to employees. The simplified method is calculated by averaging the vesting period and contractual term of the options.

16.	Subsequent Events

On January 30, 2017, the Company y granted options to purchase 247,343 shares of the Company’s Common Stock with an exercise price of $3.00 per share.

