Form 10-Q
period 2017-03-31
SG BLOCKS, INC.
filed 2017-05-05
CIK 1023994

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number: 000-22563

SG BLOCKS, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-4463937
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

195 Montague Street, 14th Floor, Brooklyn NY	11201
(Address of principal executive offices)	(Zip Code)

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

Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)
Smaller reporting company	☒	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS

DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☒    No ☐

As of April 25, 2017, there were 163,901 shares of the registrant’s common stock, $0.01 par value, outstanding.

SG BLOCKS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SG BLOCKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$307,304	$549,100
Short-term investment	30,021	30,017
Accounts receivable, net	108,043	234,518
Costs and estimated earnings in excess of billings on uncompleted contracts	24,266	33,349
Prepaid expenses	388,218	124,720
Inventory	-	9,445
Total current assets	857,852	981,149
Equipment, net	4,869	5,559
Goodwill	4,162,173	4,162,173
Intangible assets, net	3,470,195	3,587,250

Totals	$8,495,089	$8,736,131

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$543,499	$350,772
Billings in excess of costs and estimated earnings on uncompleted contracts	37,823	48,478
Deferred revenue	116,754	72,788
Conversion option liabilities	288,134	384,461
Total current liabilities	986,210	856,499
Convertible debentures, net of discounts of $825,969	2,611,531	2,446,337
Total liabilities	3,597,741	3,302,836

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, $1.00 par value, 5,405,010 shares authorized; 1,801,670 issued and outstanding	1,801,670	1,801,670
Common stock, $0.01 par value, 300,000,000 shares authorized; 163,901 issued and outstanding	1,639	1,639
Additional paid-in capital	5,090,945	4,936,562
Accumulated deficit	(1,996,906)	(1,306,576)
Total stockholders’ equity	4,897,348	5,433,295

Totals	$8,495,089	$8,736,131

The accompanying notes are an integral part of these condensed consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor For the Three Months Ended March 31,	Predecessor For the Three Months Ended March 31,
	2017	2016
	(Unaudited)	(Unaudited)
Revenue:
SG Block sales	$519,958	$202,524
Engineering services	84,635	25,222
Project management	-	-
	604,593	227,746

Cost of revenue:
SG Block sales	394,166	151,228
Engineering services	57,198	22,001
Project management	-	-
	451,364	173,229

Gross profit	153,229	54,517

Operating expenses:
Payroll and related expenses	343,048	166,936
General and administrative expenses	393,941	124,820
Marketing and business development expense	28,568	9,852
Pre-project expenses	9,139	4,178
Total	774,696	305,786

Operating loss	(621,467)	(251,269)

Other income (expense):
Interest expense	(165,194)	(163,764)
Interest income	4	3
Change in fair value of financial instruments	96,327	-
Total	(68,863)	(163,761)

Net loss before reorganization items	(690,330)	(415,030)

Reorganization items:
Legal and professional fees	-	91,654

Net loss	$(690,330)	$(506,684)

Net loss per share - basic and diluted:
Basic and diluted	$(4.22)	$(0.02)

Weighted average shares outstanding:
Basic and diluted	163,901	42,918,927

The accompanying notes are an integral part of these condensed consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES

IN STOCKHOLDERS' EQUITY (unaudited)

	$0.01 Par Value Common Stock		Preferred	Additional Paid-in	Accumulated
	Shares	Amount	Stock	Capital	Deficit	Total

Balance - December 31, 2016	163,901	$1,639	$1,801,670	$4,936,562	$(1,306,576)	$5,433,295

Stock-based compensation	-	-	-	154,383	-	154,383

Net loss	-	-	-	-	(690,330)	(690,330)

Balance – March 31, 2017	163,901	$1,639	$1,801,670	$5,090,945	$(1,996,906)	$4,897,348

The accompanying notes are an integral part of these condensed consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor For the Three Months Ended March 31, 2017	Predecessor For the Three Months Ended March 31, 2016
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(690,330)	$(506,684)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	690	850
Amortization of debt issuance costs	-	5,204
Amortization of discount on convertible debentures	165,194	158,560
Amortization of intangible assets	145,875	-
Interest income on short-term investment	(4)	(3)
Change in fair value of financial instruments	(96,327)	-
Stock-based compensation	154,383	46,898
Changes in operating assets and liabilities:
Accounts receivable	126,475	(72,432)
Cost and estimated earnings in excess of billings on uncompleted contracts	9,083	-
Prepaid expenses	(133,939)	-
Inventory	9,445	(262,808)
Intangible assets	(28,820)	-
Accounts payable and accrued expenses	192,727	143,172
Billings in excess of costs and estimated earnings on uncompleted contracts	(10,655)	1,892
Deferred revenue	43,966	335,097
Net cash used in operating activities	(112,237)	(150,254)

Cash flows provided by investing activities:
Security deposit refund	-	2,700
Net cash provided by investing activities	-	2,700

Cash flows from financing activities:
Prepaid expenses on offering costs	(129,559)	-
Net cash used in financing activities	(129,559)	-

Net decrease in cash and cash equivalents	(241,796)	(147,554)

Cash and cash equivalents - beginning of period	549,100	466,997

Cash and cash equivalents - end of period	$307,304	$319,443

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2017 and 2016 (Unaudited)

1.	Description of Business

SG Blocks, Inc. (the “Company” or “SGB”) was previously known as CDSI Holdings, Inc. (a Delaware corporation incorporated on December 29, 1993). On November 4, 2011, the Company’s wholly-owned subsidiary was merged with and into SG Building Blocks, Inc. (“SG Building,” formerly SG Blocks Inc.) (the “Merger”), with SG Building surviving the Merger and becoming a wholly-owned subsidiary of the Company. The Merger was a reverse merger that was accounted for as a recapitalization of SG Building as SG Building was the accounting acquirer. Accordingly, the historical financial statements presented are the financial statements of SG Building.

The Company is a provider of code engineered cargo shipping containers that it modifies and delivers to meet the growing demand for safe and green commercial, industrial and residential building construction. Rather than consuming new steel and lumber, it capitalizes on the structural engineering and design parameters a shipping container must meet and repurposes them for use in building. It offers the construction industry a safer, greener, faster, longer lasting and more economical alternative to conventional construction methods.

The Company also provides engineering and project management services related to the use of modified containers in construction.

Reverse Stock Split

In December 2016, our Board of Directors and a majority of our stockholders approved a 1-for-3 reverse stock split of our common stock and our preferred stock. On February 28, 2017, the Company effected the reverse stock split upon filing a charter amendment with the Secretary of State of the State of Delaware. The consolidated financial statements of SG Blocks, Inc. and subsidiaries as of December 31, 2016 and the three month period ended March 31, 2017 (Successor) and the related notes thereto for the Successor have been adjusted to reflect the 1-for-3 reverse stock split.

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

Through March 31, 2017 the Company has incurred an accumulated deficit of $1,996,906. At March 31, 2017, the Company had a cash balance of $307,304 and a short-term investment of approximately $30,000.

In the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, the Company’s independent registered public accounting firm, Whitley Penn, LLP, issued a report stating that the Company’s significant operating losses and current level of cash raise substantial doubt about the Company’s ability to continue as a going concern

The current level of cash and operating margins are not enough to cover the existing fixed and variable obligations of the Company, so increased revenue performance and the addition of capital through issuances of securities are critical to the Company’s success. At May 4, 2017, the Company had a cash balance of approximately $169,900. The Company expects that through the next eighteen months, the capital requirements to fund the Company’s growth will consume all of the cash flows that it expects to generate from its operations, as well as any proceeds of any other issuances of senior convertible debt securities. The Company further expects that during this period, while the Company is focusing on the growth and expansion of its business, the gross profit from operations will not generate sufficient funds to cover expected operating costs. Accordingly, the Company requires further external funding to sustain operations and to follow through on the execution of its business plan. There is no assurance that the Company’s plans will materialize or that the Company will be successful in funding estimated cash shortfalls through additional debt or equity capital and through the cash generated by the Company’s operations. Given these conditions, the Company’s ability to continue as a going concern is contingent upon it being able to secure an adequate amount of debt or equity capital to meet its cash requirements. In addition, the Company’s ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrants into established markets, the competitive environment in which the Company operates and the current capital raising environment.

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

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

For the Three Months Ended March 31, 2017 and 2016 (Unaudited)

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

Prior to the Effective Date, SGB was authorized to issue: (i) 300,000,000 shares of common stock, par value $0.01 (the “Former Common Stock”) of which 42,918,927 shares were issued and outstanding as of June 29, 2016; and (ii) 5,000,000 shares of preferred stock, par value $0.01 (the “Former Preferred Stock”), none of which were issued and outstanding prior to the Effective Date.

On the Effective Date, and pursuant to the terms of the Plan, the Company entered into a Securities Purchase Agreement, dated June 30, 2016 (the “2016 SPA”), pursuant to which the Company sold for a subscription price of $2,000,000 a 12% Original Issue Discount Senior Secured Convertible Debenture to HCI in the principal amount of $2,500,000, with a maturity date of June 30, 2018 (the “Exit Facility”). The Exit Facility is convertible at HCI’s option at any time in whole or in part into shares of New Common Stock (as defined below) at a ratio of 1 share for every $3.75 of debt. Pursuant to that certain Subsidiary Guarantee Agreement, effective as of the Effective Date (the “Guarantee Agreement”), by SG Building in favor of HCI, SG Building unconditionally guaranteed (the “Guarantee”) the obligations and indebtedness owed to HCI under the Exit Facility which Guarantee is secured by a first-priority lien and security interest on all of the Guarantor’s assets. The Exit Facility and SG Building’s obligations under the Guarantee are secured by a first-priority lien and security interest on all of the Company’s and SG Building’s assets pursuant to that certain Security Agreement, dated as of the Effective Date, by and between the Company, SG Building and HCI (the “Security Agreement”). The Exit Facility was used (i) to make a one hundred percent (100%) distribution for payment of unsecured claims in accordance with the Plan, (ii) to pay all costs of the administration of SGB’s bankruptcy, (iii) to pay all amounts owed under the DIP Facility and (iv) for general working capital purposes of the Company. As of December 31, 2016, in accordance with the Plan, 100% of the unsecured claims have been paid as well as the amount owed under the DIP Facility.

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

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2017 and 2016 (Unaudited)

2.	Liquidity and Financial Condition (continued)

On the Effective Date, all previously issued and outstanding shares of the Former Common Stock were deemed discharged, cancelled and extinguished, and, pursuant to the Plan, SGB issued, in the aggregate, 163,901 shares of common stock, par value $0.01 (the “New Common Stock”), to the holders of Former Common Stock, representing 7.5% of SGB’s issued and outstanding New Common Stock, after taking into account full exercise of the Management Options (as defined below) and conversion of the New Preferred Stock (as defined below) but prior to any conversion of the Exit Facility, as of the Effective Date. Further, under the Plan, upon the Effective Date certain members of the Company’s management were entitled to receive options (“Management Options”) to acquire an aggregate of 10%, or approximately 218,384 shares, of SGB’s New Common Stock, on a fully diluted basis, assuming conversion of all of the New Preferred Stock but not the Exit Facility. On October 26, 2016, SGB authorized the Management Options to be issued.

On the Effective Date, pursuant to the terms of the Plan and the Company’s Amended and Restated Certificate of Incorporation, the Company filed with the Secretary of State of the State of Delaware a Certificate of Designations of Convertible Preferred Stock, designating 5,405,010 shares of preferred stock, par value $1.00 (the “New Preferred Stock”). On the Effective Date and pursuant to the Plan, each Prepetition Loan Document, as defined in the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on July 7, 2016, was cancelled and the holders of debt thereunder received one share of the New Preferred Stock for each dollar owed by the Company thereunder. The New Preferred Stock is convertible into New Common Stock on a 1:1 basis and, if converted on the Effective Date, would convert into 82.5% of the New Common Stock issued and outstanding on the Effective Date, after taking into account shares of New Common Stock issued to holders of the Former Common Stock and the exercise of the Management Options but prior to any conversion of the Exit Facility. On the Effective Date, HCI received 1,117,480 shares of the Company’s preferred stock which is convertible into 1,117,480 shares of the Company’s common stock.

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

Upon the Company’s emergence from Chapter 11 bankruptcy, the Company adopted fresh start accounting, pursuant to the Financial Accounting Standards Board (“FASB”) ASC 852, “Reorganizations”, and applied the provisions thereof to its financial statements. The Company qualified for fresh start accounting because (i) the holders of existing voting shares of the pre-emergence debtor-in-possession, referred to herein to as the “Predecessor” or “Predecessor Company,” received less than 50% of the voting shares of the post-emergence successor entity, which we refer to herein as the “Successor” or “Successor Company” and (ii) the reorganization value of the Company’s assets immediately prior to confirmation was less than the post-petition liabilities and allowed claims. The Company applied fresh start accounting on June 30, 2016 when it emerged from bankruptcy protection. Adopting fresh start accounting results in a new reporting entity for financial reporting purposes with no beginning retained earnings or deficit. The cancellation of all existing shares outstanding on the Effective Date and issuance of new shares of the Successor Company caused a related change of control of the Company under ASC 852. Upon the application of fresh start accounting, the Company allocated the reorganization value to its individual assets based on their estimated fair values. Reorganization value represents the fair value of the Successor Company's assets before considering liabilities. As a result of the application of fresh start accounting, as well as the effects of the implementation of the Plan, the Consolidated Financial Statements on or after June 30, 2016 are not comparable with the Consolidated Financial Statements prior to that date. References to “Successor” or “Successor Company” relate to the financial position and results of operations of the reorganized Company subsequent to June 30, 2016. References to “Predecessor” or “Predecessor Company” refer to the financial position and results of operations of the Company prior to June 30, 2016.

Reorganization Value. Reorganization value represents the fair value of the Successor Company’s net assets and is intended to approximate the amount a willing buyer would pay for the net assets immediately after restructuring. Under fresh start accounting, we allocated the reorganization value to our individual assets and liabilities based on their estimated fair values.

A discounted cash flow (“DCF”) analysis was performed based on budgeted performance for third and fourth fiscal quarters of 2016, and forecasted performance for 2017 through 2020. The DCF analysis also included a terminal value at the end of the forecast period (e.g., after 3.5 years). The terminal value was derived using a Gordon Growth model, which capitalizes the terminal year cash flow at a rate of 5%. The DCF included a 40% tax rate and the use of the Company’s exiting net operating loss carry-forward.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2017 and 2016 (Unaudited)

2.	Liquidity and Financial Condition (continued)

The discount rate employed in the DCF model was approximately 36.73%. This discount rate is within the range of discount rates cited in the relevant accounting guidance for second- and third-stage venture companies,

The identified separable intangible assets included proprietary technology and knowledge, and customer contacts. These were valued through identification of the specific cash flows attributable to each asset, and using a discount rate of 30% in each case. The proprietary technology and knowledge was valued at $2,766,000 using a royalty savings method over the expected 20-year life of the asset. This method recognizes that ownership of intellectual property relieves the owner from having to pay a royalty to another party for its use. The customer relationships were valued in aggregate at $1,113,000 using a multi-period excess earnings method (MPEEM) over a period of 2.5 years. In this analysis, signed customer contracts, probability-weighted renewals, and the gross margins of each contract were identified. Other operating expenses, and charges for the use of contributory assets, were applied to derive the expected cash flows due to these contracts.

The residual goodwill amount is the result of the aforementioned enterprise value, less the value of these identified intangible assets, less the value of net working capital and fixed assets, and as adjusted for deferred taxes resulting from the fresh start accounting.

Our reorganization value is derived from an estimate of enterprise value. Enterprise value represents the estimated fair value of an entity’s long term debt and stockholders’ equity. In support of the Plan, the enterprise value of the Successor Company was estimated to be approximately $8,551,528. The valuation analysis was prepared using financial information and financial projections and applying standard valuation techniques and including risked net asset value analysis.

The Company identified an embedded derivative related to the convertible option feature included in the convertible debentures. The accounting treatment of derivative financial instruments requires the Company to bifurcate and fair value the derivative as of the inception date of the convertible debentures and to fair value the derivative as of each subsequent reporting date. Upon issuance of the convertible debentures on June 30, 2016, the Company received net proceeds of $1,319,001, net of the payoff of $600,000 debtor-in-possession financing and $35,848 in interest expense on such financing, recorded a discount of $500,000, reimbursed HCI for $45,151 of reorganization costs paid by HCI, and recognized a derivative financial instrument approximating $394,460. After these adjustments, the Company’s debt was $1,605,540. The difference between the $2,500,000 face amount and the discounts recorded is being amortized over two years, the current expected life of the debt. The fair value of the convertible options was estimated using a Black-Scholes pricing model with the following assumptions: stock price of $3.00; strike price of $3.75; expected volatility of 48.8%; risk free interest rate of 0.58%; and expiration date of two years. The fair value of these convertible options was estimated using Level 3 inputs.

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

For the Three Months Ended March 31, 2017 and 2016 (Unaudited)

2.	Liquidity and Financial Condition (continued)

The following table reflects the preliminary reorganization and application of ASC 852 on our condensed consolidated balance sheet as of June 30, 2016 (the date of emergence):

	Predecessor Company	Reorganization Adjustments		Fresh Start Adjustments		Successor Company
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$-	$955,803	(1)	$-		$955,803
Short-term investment	30,011	-		-		30,011
Accounts receivable, net	190,893	-		-		190,893
Prepaid expenses	28,589	-		-		28,589
Inventory	40,170	-		-		40,170
Total current assets	289,663	955,803		-		1,245,466
Equipment, net	5,600	-		-		5,600
Security deposit	1,200	-		-		1,200
Goodwill	-	-		4,162,173	(7)	4,162,173
Intangible assets	-	-		3,879,000	(7)	3,879,000

Totals	$296,463	$955,803		$8,041,173		$9,293,439

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable and accrued expenses	$487,699	$(212,219	)(2)	$-		$275,480
Accounts payable and accrued expenses – subject to compromise	120,325	(86,612	)(2)	-		33,713
Accrued interest, related party – subject to compromise	43,301	(16,801	)(2)	-		26,500
Accrued interest	173,147	(173,147	)(2)	-		-
Related party accounts payable and accrued expenses – subject to compromise	370,151	(163,522	)(2)	-		206,629
Related party notes payable – secured claim	73,500	-		-		73,500
Convertible debentures, net of discounts	5,405,010	(5,405,010	)(3)	-		-
Billings in excess of costs and estimated earnings on uncompleted contracts	42,674	-		-		42,764
Deferred revenue	83,415	-		-		83,415
Convertible option liabilities	-	394,460	(4)	-		394,460
Total current liabilities	6,799,222	(5,662,851)		-		1,136,371
Debtor in possession financing	600,000	(600,000	)(4)	-		-
Convertible debentures, net of discounts	-	1,605,540	(4)	-		1,605,540
Total liabilities	7,399,222	(4,657,311)		-		2,741,911

Commitments and Contingencies

Stockholders’ equity (deficit):
Successor Preferred stock, $1.00 par value, 5,405,010 shares authorized; 5,405,010 issued and outstanding at June 30, 2016	-	1,801,670	(3)	-		1,801,670
Predecessor Preferred stock, $0.01 par value, 5,000,000 shares authorized; 0 issued and outstanding at December 31, 2015	-	-		-		-
Successor Common stock, $0.01 par value, 300,000,000 shares authorized; 163,901 issued and outstanding at June 30, 2016	-	1,639	(5)	-		1,639
Predecessor Common stock, $0.01 par value, 300,000,000 shares authorized; 42,918,927 issued and outstanding at December 31, 2015	429,189	(429,189	)(5)	-		-
Successor additional paid-in capital	-	3,561,463	(3)(6)	1,186,756	(7)	4,748,219
Predecessor additional paid-in capital	7,290,829	-		(7,290,829	)(7)	-
Accumulated deficit	(14,822,777)	677,531		14,145,246	(7)	-
Total stockholders’ equity (deficit)	(7,102,759)	5,613,114		8,041,173		6,551,528

Totals	$296,463	$955,803		$8,041,173		$9,293,439

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2017 and 2016 (Unaudited)

2.	Liquidity and Financial Condition (continued)

Reorganization Adjustments

1.	Reflects the net cash payments recorded as of the Effective Date from implementation of the Plan:

Sources:
Net proceeds from Exit Facility	$1,319,001
Total sources	1,319,001
Uses:
Predecessor accounts payable and accrued expenses paid upon emergence	185,979
Other payments made upon emergence	177,219
Total uses	363,198
Net Sources	$955,803

2.	Reflects the settlement of accounts payable and accrued expenses upon our emergence from bankruptcy, as well as payments made on the Effective Date.
3.	Reflects the conversion of Convertible Debentures to Preferred Stock.
4.	Reflects the Convertible Debentures.
5.	Reflects the cancellation of Former Common Stock and the issuance of New Common Stock.
6.	Reorganization adjustment.

Fresh Start Adjustments

7.	Reflects the recognition of goodwill, intangible assets and the cumulative impact of fresh-start adjustments.

Reorganization Items

Reorganization items represent amounts incurred subsequent to the bankruptcy filing as a direct result of the filing of the Chapter 11 cases and are comprised of the following:

Predecessor For the Three Months Ended March 31, 2016
Legal and professional fees	$91,654

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2017 and 2016 (Unaudited)

3.	Summary of Significant Accounting Policies

Interim financial information – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, all adjustments, consisting of normal accruals, considered necessary for a fair presentation of the interim financial statements have been included. Results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

The condensed consolidated financial statements and notes should be read in conjunction with the financial statements and notes for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission on February 21, 2017 (the “2016 Form 10-K”).

Basis of consolidation – The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, SG Building. All intercompany balances and transactions have been eliminated.

Accounting estimates – The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Significant areas which require the Company to make estimates include revenue recognition, stock-based compensation, warrant liabilities and allowance for doubtful accounts. Actual results could differ from those estimates.

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

The Company offers a one-year warranty on completed contracts. For the three months ended March 31, 2017 and 2016, the warranty claims were not material. The Company does not anticipate that any additional claims are likely to occur for warranties that are currently outstanding. Accordingly, no warranty reserve is considered necessary for any of the periods presented.

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

For the Three Months Ended March 31, 2017 and 2016 (Unaudited)

3.	Summary of Significant Accounting Policies (continued)

Inventory – Raw construction materials (primarily shipping containers) are valued at the lower of cost (first-in, first-out method) or net realizable value. Finished goods and work-in-process inventories are valued at the lower of costs or net realizable value, using the specific identification method. As of December 31, 2016, inventory consisted principally of work-in-process inventory, which amounted to $9,445. As of March 31, 2017, there was no inventory.

Goodwill – Goodwill represents the excess of reorganization value over fair-value of identified net assets upon emergence from bankruptcy. In accordance with the accounting guidance on goodwill, the Company performs its impairment test of goodwill at the reporting unit level each fiscal year, or more frequently if events or circumstances change that would more likely than not reduce the fair value of its reporting units below their carrying values. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If management concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, management conducts a two-step quantitative goodwill impairment test. The first step of the impairment test involves comparing the fair value of the applicable reporting unit with its carrying value. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, management performs the second step of the goodwill impairment test. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill. The amount, by which the carrying value of the goodwill exceeds its implied fair value, if any, is recognized as an impairment loss. The Company’s evaluation of goodwill completed during the year ended December 31, 2016 resulted in no impairment losses

Intangible assets – Intangible assets represent the preliminary assets identified upon emergence from bankruptcy and consist of $2,766,000 of proprietary knowledge and technology which is being amortized over 20 years and $1,113,000 of customer contracts which is being amortized over 2.5 years. Intangible assets also include trademarks of $28,820 which is being amortized over 5 years. The Company evaluated intangible assets for impairment during the year ended December 31, 2016, and determined that there are no impairment losses. The accumulated amortization as of March 31, 2017 amounted to $437,625. The amortization expense for the three months ended March 31, 2017 was $145,875. The estimated amortization expense for the successive five years is as follows:

For the year ending December 31,:
2018	$589,264
2019	144,064
2020	144,064
2021	144,064
2022	139,741
Thereafter	1,867,050
$3,028,247

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

The Company uses three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities.
Level 2	Quoted prices for similar assets and liabilities in active markets or inputs that are observable.
Level 3	Inputs that are unobservable (for example, cash flow modeling inputs based on assumptions).

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2017 and 2016 (Unaudited)

3.	Summary of Significant Accounting Policies (continued)

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	March 31, 2017	Quoted prices in active market for identical assets (Level l)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Short-term investment	$30,021	$-	$30,021	$-
Conversion Option Liabilities	$288,134	$-	$-	$288,134

	December 31, 2016	Quoted prices in active market for identical assets (Level l)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Short-term investment	$30,017	$-	$30,017	$-
Conversion Option Liabilities	$384,461	$-	$-	$384,461

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

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis:

For the Three Months Ended March 31, 2017
Beginning balance	$384,461
Aggregate fair value of conversion option liabilities and warrants issued	-
Change in fair value related to increase in warrants issued for anti-dilutive adjustment	-
Change in fair value of conversion option liabilities and warrants	(96,327)
Ending balance	$288,134

The significant assumptions and valuation methods that the Company used to determine fair value and the change in fair value of the Company’s derivative financial instruments are discussed in Notes 6.

The Company presented conversion option liabilities at fair value on its condensed consolidated balance sheets, with the corresponding changes in fair value recorded in the Company’s condensed consolidated statements of operations for the applicable reporting periods. As disclosed in Note 6, the Company computed the fair value of the conversion option liability at the date of issuance and the reporting dates of March 31, 2017 and December 31, 2016 using a Black-Scholes model.

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

For the Three Months Ended March 31, 2017 and 2016 (Unaudited)

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

With respect to receivables, concentrations of credit risk are limited to a few customers in the construction industry. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers other than normal lien rights. At March 31, 2017 and December 31, 2016, 57% and 63%, respectively, of the Company’s accounts receivable were due from four and three customers, respectively.

Revenue relating to two customers represented approximately 77% and 83% of the Company’s total revenue for the three months ended March 31, 2017 and 2016, respectively.

Costs of revenue relating to three vendors, represented approximately 83% and 97% of the Company’s total cost of revenue for the three months ended March 31, 2017 and 2016, respectively. The Company believes it has access to alternative suppliers, with limited disruption to the business, should circumstances change with its existing suppliers.

Recent accounting pronouncements – In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 (“ASU 2014-09”), which creates Topic 606, Revenue from Contracts with Customers, and supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, ASU 2014-09 supersedes the cost guidance in Subtopic 605-35, Revenue Recognition -Construction-Type and Production-Type Contracts, and creates new Subtopic 340-40, Other Assets and Deferred Costs - Contracts with Customers. In summary, the core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, ASU 2014-09 requires enhanced financial statement disclosures over revenue recognition as part of the new accounting guidance. The amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and early application is permitted commencing January 1, 2017. The Company is currently evaluating the provisions of ASU 2014-09 and assessing the impact, if any, it may have on its financial position and results of operations.

In July 2015, the FASB issued ASU No. 2015-11, Inventory: Simplifying the Measurement of Inventory. The update requires inventory not measured using either the last in, first out (LIFO) or the retail inventory method to be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable cost of completion, disposal, and transportation. The update is effective for fiscal years beginning after December 15, 2016. Early adoption is permitted for financial statements that have not been previously issued. The Company has adopted ASU 2015-11 as of January 1, 2017. The provisions of ASU 2015-11 do not have a material impact on presentation and disclosures of the financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The update’s principle objective is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet. ASU 2016-02 continues to retain a distinction between finance and operating leases but requires lessees to recognize a right-of-use asset representing its right to use the underlying asset for the lease term and a corresponding lease liability on the balance sheet for all leases with terms greater than twelve months. The update is effective for fiscal years beginning after December 15, 2018. Early adoption is permitted for financial statements that have not been previously issued. The Company is currently evaluating the effects of ASU 2016-02 on the financial statements.

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

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2017 and 2016 (Unaudited)

4.	Accounts Receivable

At March 31, 2017 and December 31, 2016, the Company’s accounts receivable consisted of the following:

	2017	2016
Billed:
SG Block sales	$57,997	$124,713
Engineering services	84,281	144,040
Project management	-	-
Total gross receivables	142,278	268,753
Less: allowance for doubtful accounts	(34,235)	(34,235)
Total net receivables	$108,043	$234,518

5.	Costs and Estimated Earnings on Uncompleted Contracts

Costs and estimated earnings on uncompleted contracts consist of the following at March 31, 2017 and December 31, 2016:

	2017	2016
Costs incurred on uncompleted contracts	$323,411	$316,722
Provision for loss on uncompleted contracts	-	-
Estimated income	34,697	40,488
	358,108	357,210
Less: billings to date	(371,665)	(372,339)
	$(13,557)	$(15,129)

The above amounts are included in the accompanying condensed consolidated balance sheets under the following captions at March 31, 2017 and December 31, 2016.

	2017	2016
Costs and estimated earnings in excess of billings on uncompleted contracts	$24,266	$33,349
Billings in excess of cost and estimated earnings on uncompleted contracts	(37,823)	(48,478)
	$(13,557)	(15,129)

Although management believes it has established adequate procedures for estimating costs to complete on open contracts, it is at least reasonably possible that additional significant costs could occur on contracts prior to completion. The Company periodically evaluates and revises its estimates and makes adjustments when they are considered necessary.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2017 and 2016 (Unaudited)

6.	Convertible Debentures

On the Effective Date, and pursuant to the terms of the Plan, SGB entered into the 2016 SPA, pursuant to which SGB sold for a subscription price of $2,000,000, a 12% Original Issue Discount Senior Secured Convertible Debenture to HCI in the principal amount of $2,500,000, with a maturity date of June 30, 2018 (the “June 2016 Debenture”). The June 2016 Debenture is convertible at HCI’s option at any time in whole or in part into shares of New Common Stock at a ratio of 1 share for every $3.75 of debt. Pursuant to that certain Guarantee Agreement, by SG Building in favor of HCI, SG Building unconditionally guaranteed (the “Guarantee”) the obligations and indebtedness owed to HCI under the June 2016 Debenture and the Guarantee is secured by a first-priority lien and security interest on all of the Guarantor’s assets. The June 2016 Debenture and SG Building’s obligations under the Guarantee are secured by a first-priority lien and security interest on all of the Company’s and SG Building’s assets pursuant to the Security Agreement. At the date of issuance, the fair value of the conversion option liability was determined to be $394,460, which has been recorded as a discount to the debenture. As of March 31, 2017 and December 31, 2016, the fair value of the conversion option liability was determined to be $209,552 and $279,608, respectively.

On November 17, 2016, the Company entered into a Securities Purchase Agreement with HCI, for which the Company sold for a subscription price of $750,000, a 12% Original Issue Discount Senior Secured Convertible Debenture to HCI in the amount of $937,500, with a maturity date of June 30, 2018. The November 2016 Debenture is convertible at HCI’s option at any time in whole or in part into shares of New Common Stock at a ratio of 1 share for every $3.75 of debt. Pursuant to that certain Subsidiary Guarantee Agreement, effective as of the Effective Date (the “Guarantee Agreement”), by SG Building in favor of HCI, SG Building unconditionally guaranteed (the “Guarantee”) the obligations and indebtedness owed to HCI under the November 2016 Debenture and the Guarantee is secured by a first-priority lien and security interest on all of the Guarantor’s assets. The November 2016 Debenture and SG Building’s obligations under the Guarantee are secured by a first-priority lien and security interest on all of the Company’s and SG Building’s assets pursuant to the Security Agreement. In connection with the issuance of the Debenture, the Company also paid $50,000 for legal fees, which has been recorded as a discount to the debenture, and will be amortized over the term of the debenture, using the effective interest method. At the date of issuance the fair value of the conversion option liability was determined to be $109,511, which has been recorded as a discount to the debenture. As of March 31, 2017 and December 31, 2016, the fair value of the conversion option liability was determined to be $78,582 and $104,853, respectively.

As of the Effective Date, HCI is a preferred stockholder of the Company.

A summary of the Company’s convertible debentures as of March 31, 2017 and December 31, 2016 is as follows:

	2017	2016
June 2016 Debenture, net of $559,037 and $670,845 discount	$1,940,963	$1,829,155
November 2016 Debenture, net of $266,932 and $320,318 discount	670,568	617,182

Total debt	2,611,531	2,446,337

Less current portion	-	-

Long-term debt	$2,611,531	$2,446,337

For the three months ended March 31, 2017 and 2016, total amortization relating to the discount amounted to $165,194 and $158,560, respectively, and is included in interest expense on the accompanying consolidated statements of operations.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2017 and 2016 (Unaudited)

7.	Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of the common shares issuable upon the exercise of stock options and warrants. Potentially dilutive common shares are excluded from the calculation if their effect is antidilutive. At March 31, 2017, there were options to purchase 893,599 shares of common stock outstanding which could potentially dilute future net income (loss) per share. At March 31, 2017 the Company also has outstanding convertible debt which is initially convertible into 916,667 shares of common stock, which could potentially dilute future net income (loss) per share. The number of shares the convertible debt could be converted into could potentially increase under certain circumstances related to the market price of the Company’s common stock at the time of conversion.

At March 31, 2016, there were options and warrants to purchase 15,425,001 and 25,572,059 shares of common stock, respectively, outstanding which could have potentially diluted future net income (loss) per share. At March 31, 2016 the Company also had outstanding convertible debt which was initially convertible into 17,602,800 shares of common stock, which could have potentially diluted future net income (loss) per share. The number of shares the convertible debt could be converted into could have potentially increased under certain circumstances related to the market price of the Company’s common stock at the time of conversion. In connection with the Plan, all of the outstanding stock options and warrants were cancelled.

8.	Stock Options and Grants

A summary of stock option activity as of March 31, 2017 and changes during the three months then ended are presented below:

	Shares	Weighted Average Fair Value Per Share	Weighted Average Exercise Price Per Share	Weighted Average Remaining Terms (in years)	Aggregate Intrinsic Value

Outstanding - December 31, 2016	295,051	$1.25	$3.00	9.86	-
Granted	598,548	0.89	5.39	-	-
Exercised	-	-	-	-	-
Cancelled	-	-	-	-	-
Outstanding – March 31, 2017	893,599	$1.01	$4.60	9.80	$-

Exercisable - December 31, 2016	128,299	$1.25	$3.00	9.86	$-
Exercisable – March 31, 2017	227,813	$1.26	$3.00	9.67	$-

For the three months ended March 31, 2017 and 2016, the Company recognized stock-based compensation expense of $154,383 and $46,898, respectively, which is included in payroll and related expenses in the accompanying condensed consolidated statements of operations.

As of March 31, 2017, there was $555,600 of total unrecognized compensation costs related to non-vested stock options, which will be expensed over a weighted average period of 1.41 years. The intrinsic value is calculated as the difference between the fair value of the stock price at year end and the exercise price of each of the outstanding stock options. The fair value of the stock price at March 31, 2017 was $3.00 per share.

9.	Construction Backlog

The following represents the backlog of signed engineering contracts in existence at March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Balance – beginning of period	$541,291	$105,851
New contracts and change orders during the period	306,097	807,786
	847,388	913,637
Less: contract revenue earned during the period	(84,635)	(372,346)
	762,753	541,291
Contracts signed but not started	-	-
Balance – end of period	$762,753	$541,291

As of March 31, 2017, the Company has $116,754 in deferred revenue which represents unearned billings on SG Blocks sales which the Company anticipates to be recognized during the year ending December 31, 2017.

In addition, between April 1, 2017 and May 3, 2017, the Company entered into additional engineering and SG Blocks sale contracts with revenues of $2,544,266.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction and Certain Cautionary Statements

The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with our condensed consolidated financial statements and related notes and schedules included elsewhere in this Quarterly Report on Form 10-Q. The unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with our audited consolidated financial statements and notes for the year ended December 31, 2016, which were included in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission on February 21, 2017 (the “2016 Form 10-K”).  Statements contained in this Quarterly Report on Form 10-Q may use forward-looking terminology, such as “anticipates,” “believes,” “could,” “estimates,” “may,” “should,” “will,” or other variations on these terms or their negatives. All statements other than statements of historical facts are statements that could potentially be forward-looking. The Company cautions that forward-looking statements involve risks and uncertainties and actual results could differ materially from those expressed or implied in these forward-looking statements or could affect the extent to which a particular objective, projection, estimate or prediction is realized.  Factors that could cause or contribute to such differences include, but are not limited to: our ability to continue as a going concern; our ability to raise additional working capital; product demand and market acceptance and risks; our ability to use working capital resources effectively and efficiently; our ability to attract and retain key personnel; our ability to maintain and add new relationships with suppliers, vendors and customers; and those discussed in Part II, Item 1A “Risk Factors” to this Quarterly Report on Form 10-Q as well as our 2016 Form 10-K and other filings with the Securities and Exchange Commission.  In addition, certain information presented below is based on unaudited financial information. There can be no assurance that there will be no changes to this information once audited financial information is available. As a result, readers are cautioned not to place undue reliance on forward-looking statements. The Company will not undertake to update any forward-looking statement herein or that may be made from time to time on behalf of the Company.

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

Bankruptcy Proceedings

On October 15, 2015 (the “Petition Date”), SGB and its subsidiaries voluntarily filed for reorganization under Chapter 11 of the Bankruptcy Code, in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). The Company made the Chapter 11 filing because approximately $5,404,010 in secured debt was due and owing, and the Company was unable to repay or refinance this debt. After the Petition Date, the Company continued to operate in the ordinary course of business as a debtor in possession. On April 12, 2016, the Company filed a disclosure statement and the Plan, along with a motion seeking approval of the disclosure statement by the Bankruptcy Court. Among other things, the Plan provided that: (i) all administrative and priority claims would be paid in full in cash, (ii) all of the Company’s trade creditors would be paid in cash, 50% at closing and the remaining 50% in two installments, with interest, (iii) all of the Company’s existing secured debt would be converted into 5,405,010 shares of Preferred Stock, and (iv) holders of the Company’s Former Common Stock would receive 163,901 shares of New Common Stock. In accordance with the Plan, notice was given to those persons entitled to vote on the Plan, and the Plan was unanimously approved by all persons who voted on it. The Plan was confirmed by order of the Bankruptcy Court dated June 3, 2016. The Plan became effective on June 30, 2016 (the “Effective Date”), whereupon SGB emerged from bankruptcy and the terms of the Plan were implemented. The Company operated in the ordinary course of business between the Petition Date and the Effective Date, and was able to pay all of its trade creditors in full and convert $5,405,010 of secured debt into equity. Accordingly, the Company emerged from the bankruptcy without damage to its relationships with its vendors and other suppliers, and with a stronger balance sheet.

Exit Financing

On the Effective Date, and pursuant to the terms of the Plan, the Company entered into a Securities Purchase Agreement, pursuant to which the Company sold a 12% Original Issue Discount Senior Secured Convertible Debenture to HCI in the principal amount of $2.5 million, with a maturity date of June 30, 2018, for a subscription price of $2.0 million (the “Exit Facility” or the “June 2016 OID”). The Exit Facility is convertible at HCI’s option, at any time, in whole or in part, into shares of New Common Stock at a ratio of one share for every $3.75 of debt, subject to adjustment. The Exit Facility is secured by a first-priority lien and a security interest on all of the Company’s assets pursuant to a Security Agreement by and among the Company and its subsidiaries and HCI, dated as of the Effective Date (the “Security Agreement”). We may not prepay the Exit Facility without the prior written consent of HCI. Also on the Effective Date, SG Building Blocks, Inc., SGB’s subsidiary (“SG Building”), entered into a Subsidiary Guarantee (the “Guarantee Agreement”) in favor of HCI, in which SG Building unconditionally guaranteed the obligations and indebtedness owed to HCI under the Exit Facility. The Guarantee Agreement is secured by a first-priority lien and security interest on all of SG Building’s assets. The Exit Facility was used: (i) to make a 100% distribution for payment of unsecured claims in accordance with the Plan; (ii) to pay all costs of the administration of the Company’s bankruptcy; (iii) to pay all amounts owed under the DIP Facility; and (iv) for the Company’s general working capital purposes.

Prior to the Effective Date of the Company’s Plan, the Company was authorized to issue 300,000,000 shares of common stock, of which 42,918,927 Former Common Stock shares were issued and outstanding. On the Effective Date, all previously issued and outstanding shares of the Former Common Stock were cancelled, and, pursuant to the Plan, the Company issued, in the aggregate, 163,901 shares of New Common Stock, on a post-reverse stock split basis, par value $0.01, to the holders of Former Common Stock. Pursuant to the terms of the Plan, certain members of SGB’s management were also entitled to receive options to acquire an aggregate of 10% of the New Common Stock, on a fully diluted basis, assuming conversion of all preferred stock but not the Exit Facility. On November 1, 2016, SGB issued various options to management, as described under “Market for Common Equity and Related Stockholder Matters — Equity Compensation Plan Information” in our Registration Statement on Form S-1, as initially filed with the Securities and Exchange Commission on February 6, 2017.

Results of Operations

Three Months Ended March 31, 2017 and 2016

	Successor Three Months Ended March 31, 2017	Predecessor Three Months Ended March 31, 2016
Revenue	$604,593	$227,746
Cost of Revenue	(451,364)	(173,229)
Operating Expenses	(774,696)	(305,786)
Operating loss	(621,467)	(251,269)
Other expense	(68,863)	(163,761)
Reorganization items	-	(91,654)
Net Loss	$(690,330)	$(506,684)

Revenue

Revenue for the three months ended March 31, 2017 was $604,593 compared to $227,746 for the three months ended March 31, 2016. This increase of $376,847 resulted mainly from revenue being recognized on one block “green steel” job in the amount of $370,404 during the three months ended March 31, 2017.

Cost of Revenue and Gross Profit

Cost of revenue was $451,364 for the three months ended March 31, 2017, primarily related to the cost of modifying containers. Gross profit was $153,229 for the same period.

Cost of revenue was $173,229 for the three months ended March 31, 2016, primarily related to the cost of modifying containers. Gross profit was $54,517 for the same period.

Payroll and Related Expense

Payroll and related expense for the three months ended March 31, 2017 was $343,048 and includes $154,383 of stock compensation expense.

Payroll and related expense for the three months ended March 31, 2016 was $166,936 and includes $46,898 of stock compensation expense.

Other Operating Expenses

Other operating expense for the three months ended March 31, 2017 was $431,648 and includes $146,565 in depreciation and amortization expense, $28,568 in marketing and business development expense, $185,101 in professional fees and $44,525 in insurance expense.

Other operating expense for the three months ended March 31, 2016 was $138,850 and includes $850 in depreciation and amortization expense, $9,852 in marketing and business development expense, $25,000 in professional fees and $70,539 in insurance expense.

Interest Expense

Interest expense for the three months ended March 31, 2017 was $165,194 which is amortization of the discount on convertible debentures.

Interest expense for the three months ended March 31, 2016 was $163,764 which is amortization of the discount on convertible debentures.

Other income (expense)

During the three months ended March 31, 2017 there was other income recognized due to a change in fair value of financial instruments of $96,327.

There was no other income recognized as a result of a change in fair value of financial instruments during the three months ended March 31, 2016.

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

Liquidity and Capital Resources

SGB sustained losses prior to its bankruptcy and continues to sustain losses from operations after its emergence from bankruptcy in June 2016. SGB anticipates that it will continue to generate losses from operations for the foreseeable future. At March 31, 2017 and December 31, 2016, SGB had a cash balance of $307,304 and $549,100, respectively. As of March 31, 2017, the Company’s stockholders’ equity was approximately $4,900,000. The Company’s net loss from operations for the three months ended March 31, 2017 was $621,467. Net cash used in operating activities was $112,237 for the three months ended March 31, 2017.

Historically, SGB’s operations have primarily been funded through proceeds from equity and debt financings, as well as revenue from operations.

The current level of cash and operating margins are not enough to cover the existing fixed and variable obligations of the Company. In addition, the Company’s current liquidity is not sufficient to fund general expansion. To fund our anticipated growth, including a projected expansion in existing and targeted market areas, SGB will either need to generate additional revenues or secure additional financing sources, such as raising funds through debt or equity offerings.

There is no assurance that the Company’s plans will materialize or that the Company will be successful in funding estimated cash shortfalls through additional debt or equity capital and through the cash generated by the Company’s operations. Even if financing is available, it may not be on terms that are favorable or acceptable to us. Other than the proceeds from this offering, we do not have any additional sources secured for future funding. If we are unable to raise the necessary capital at the times we require such funding, we may need to materially change our business plan, including delaying implementation of aspects of our business plan or curtailing or abandoning our business plan altogether.

SGB provides services to its customers in three separate phases: the design phase, the architectural and engineering phase and the construction phase. Each phase is independent of the other, but builds through a progression of concept through delivery of a completed structure.  These phases may be embodied in a single contract or in separate contracts.  As of May 2, 2017, we had 14 projects totaling $3,423,773 under contract, which, if they all proceed to construction, will result in our constructing approximately 149,776 square feet of container space. Of these contracts, seven projects totaling approximately 42,264 square feet, were in the design phase; three  projects totaling approximately 82,760 square feet, were in the engineering phase; and four projects totaling approximately 24,752 square feet, were contracts combining all three or parts thereof.  We expect that all of this revenue will be realized by December 31, 2017. There can be no assurance that our customers will decide to and/or be able to proceed with these construction projects, or that we will ultimately recognize revenue from these projects in a timely manner or at all.

Off-Balance Sheet Arrangements

As of March 31, 2017 and December 31, 2016, the Company had no material off-balance sheet arrangements other than operating leases to which SG Building is a party.

In the ordinary course of business, SG Building enters into agreements with third parties that include indemnification provisions which, in its judgment, are normal and customary for companies in its industry sector. These agreements are typically with consultants and vendors. Pursuant to these agreements, SG Building generally agrees to indemnify, hold harmless, and reimburse the other parties for losses suffered or incurred by such parties with respect to actions taken or omitted by SG Building. The maximum potential amount of future payments SG Building could be required to make under these indemnification provisions is unlimited. SG Building has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, the Company has no liabilities recorded for these provisions as of March 31, 2017.

Critical Accounting Policies

Our condensed consolidated financial statements have been prepared with generally accepted accounting principles in the United States (“GAAP”), which require management to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that management believes to be reasonable. Actual results may differ from those estimates. Critical accounting policies represent the areas where more significant judgments and estimates are used in the preparation of our condensed consolidated financial statements. A discussion of such critical accounting policies, which include share-based payments, derivative instruments, goodwill, intangible assets and revenue recognition can be found in our 2016 Form 10-K. There have been no material changes in critical accounting policies from those disclosed in the 2016 Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures.

Management, with the participation of our Principal Executive Officer and Principal Financial Officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

The Principal Executive Officer and the Principal Financial Officer believe that the condensed consolidated financial statements and other information contained in this Quarterly Report present fairly, in all material respects, our business, financial condition and results of operations.

Changes in Internal Control over Financial Reporting

Notwithstanding our remedial actions and integration of our financial reporting systems, there was no change in our internal control over financial reporting that occurred during the first quarter of 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in Part 1, Item 1A, Risk Factors in our 2016 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1+	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS+	XBRL Instance Document.
101.SCH+	XBRL Taxonomy Extension Schema Document.
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB+	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

+	Filed herewith.
*	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SG BLOCKS, INC.
(Registrant)

Date: May 5, 2017	By:	/s/ Mahesh Shetty
Mahesh Shetty Chief Financial Officer (Duly Authorized Officer and Principal Financial and Chief Accounting Officer)

