Form 10-Q
period 2017-06-30
SG BLOCKS, INC.
filed 2017-08-09
CIK 1023994

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Yes ☒    No ☐

As of August 4, 2017, there were 4,207,238 shares of the registrant’s common stock, $0.01 par value, outstanding.

SG BLOCKS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SG BLOCKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,632,463	$549,100
Short-term investment	30,025	30,017
Accounts receivable, net	97,441	234,518
Costs and estimated earnings in excess of billings on uncompleted contracts	258,149	33,349
Prepaid expenses	317,344	124,720
Inventory	-	9,445
Total current assets	6,335,422	981,149
Equipment, net	4,180	5,559
Goodwill	4,162,173	4,162,173
Intangible assets, net	3,322,879	3,587,250

Totals	$13,824,654	$8,736,131

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,444,068	$350,772
Billings in excess of costs and estimated earnings on uncompleted contracts	439,191	48,478
Deferred revenue	-	72,788
Conversion option liabilities	-	384,461
Total current liabilities	1,883,259	856,499
Convertible debentures, net of discounts	-	2,446,337
Total liabilities	1,883,259	3,302,836

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, $1.00 par value, 5,405,010 shares authorized; 0 issued and outstanding as of June 30, 2017 and 1,801,670 issued and outstanding as of December 31, 2016	-	1,801,670
Common stock, $0.01 par value, 300,000,000 shares authorized; 3,982,238 issued and outstanding as of June 30, 2017 and 163,901 issued and outstanding as of December 31, 2016	39,823	1,639
Additional paid-in capital	15,604,150	4,936,562
Accumulated deficit	(3,702,578)	(1,306,576)
Total stockholders’ equity	11,941,395	5,433,295

Totals	$13,824,654	$8,736,131

The accompanying notes are an integral part of these condensed consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	Successor 2017	Predecessor 2016	Successor 2017	Predecessor 2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue:
Construction revenue	$882,499	$801,692	$1,402,457	$1,004,216
Engineering services	119,235	26,785	203,870	52,007
Project management	-	-	-	-
Total	1,001,734	828,477	1,606,327	1,056,223

Cost of revenue:
Construction revenue	738,860	664,848	1,133,026	816,076
Engineering services	117,087	21,897	174,285	43,898
Project management	-	-	-	-
Total	855,947	686,745	1,307,311	859,974

Gross profit	145,787	141,732	299,016	196,249

Operating expenses:
Payroll and related expenses	292,550	200,318	635,598	367,254
General and administrative expenses	330,118	432,249	724,059	557,069
Marketing and business development expense	37,618	12,877	66,186	22,729
Pre-project expenses	7,508	22,233	16,647	26,411
Total	667,794	667,677	1,442,490	973,463

Operating loss	(522,007)	(525,945)	(1,143,474)	(777,214)

Other income (expense):
Interest expense	(165,194)	(265,253)	(330,388)	(429,017)
Interest income	4	5	8	8
Loss on conversion of convertible debentures	(1,018,475)	-	(1,018,475)	-
Change in fair value of financial instruments	-	-	96,327	-
Total	(1,183,665)	(265,248)	(1,252,528)	(429,009)

Net loss before reorganization items	(1,705,672)	(791,193)	(2,396,002)	(1,206,223)

Reorganization items:
Legal and professional fees	-	(80,239)	-	(171,893)
Gain on reorganization	-	713,379	-	713,379
Total	-	633,140	-	541,486

Net loss	$(1,705,672)	$(158,053)	$(2,396,002)	$(664,737)

Net loss per share - basic and diluted:
Basic and diluted	$(3.15)	$0.00	$(6.75)	$(0.01)

Weighted average shares outstanding:
Basic and diluted	541,424	42,918,927	354,703	42,918,927

The accompanying notes are an integral part of these condensed consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES

IN STOCKHOLDERS' EQUITY (Unaudited)

	$0.01 Par Value Common Stock		Preferred	Additional Paid-in	Accumulated
	Shares	Amount	Stock	Capital	Deficit	Total

Balance - December 31, 2016	163,901	$1,639	$1,801,670	$4,936,562	$(1,306,576)	$5,433,295

Stock-based compensation	-	-	-	209,383	-	209,383

Issuance of common stock, net of issuance costs	1,500,000	15,000	-	6,096,385	-	6,111,385

Conversion of preferred stock	1,801,670	18,017	(1,801,670)	1,783,653	-	-

Conversion of convertible debentures	516,667	5,167	-	2,578,167	-	2,583,334

Net loss	-	-	-	-	(2,396,002)	(2,396,002)

Balance – June 30, 2017	3,982,238	$39,823	$-	$15,604,150	$(3,702,578)	$11,941,395

The accompanying notes are an integral part of these condensed consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor For the Six Months Ended June 30, 2017	Predecessor For the Six Months Ended June 30, 2016
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(2,396,002)	$(664,737)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,379	1,629
Amortization of debt issuance costs	-	5,204
Amortization of discount on convertible debentures	330,388	387,965
Amortization of intangible assets	293,191	-
Interest income on short-term investment	(8)	(8)
Loss on conversion of convertible debentures	1,018,475	-
Change in fair value of financial instruments	(96,327)	-
Interest expense on debtor in possession financing	-	35,848
Gain on reorganization	-	(713,379)
Stock-based compensation	209,383	119,146
Changes in operating assets and liabilities:
Accounts receivable	137,077	(104,858)
Cost and estimated earnings in excess of billings on uncompleted contracts	(224,800)	-
Prepaid expenses	(192,624)	(28,589)
Inventory	9,445	118,011
Intangible assets	(28,820)	-
Accounts payable and accrued expenses	378,123	269,317
Accounts payable and accrued expenses – subject to compromise	-	(22,457)
Related party accounts payable and accrued expenses	-	(163,522)
Billings in excess of costs and estimated earnings on uncompleted contracts	390,713	14,650
Deferred revenue	(72,788)	(87,115)
Net cash used in operating activities	(243,195)	(832,895)

Cash flows provided by investing activities:
Security deposit refund	-	2,700
Net cash provided by investing activities	-	2,700

Cash flows from financing activities:
Proceeds from issuance of convertible debentures	-	1,319,001
Proceeds from public stock offering, net of offering costs	6,826,558	-
Payments on convertible debentures	(1,500,000)	-
Net cash provided by financing activities	5,326,558	1,319,001

Net increase in cash and cash equivalents	5,083,363	488,806

Cash and cash equivalents - beginning of period	549,100	466,997

Cash and cash equivalents - end of period	$5,632,463	$955,803

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Supplemental disclosure of non-cash financing activities:
Conversion of debtor in possession financing to convertible debentures	$-	$600,000
Conversion of convertible debentures to common stock	$2,583,334	$-
Conversion of preferred stock to common stock	$1,801,670	$-
Offering costs not paid and included in accounts payable and accrued expenses	$715,173	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2017 and 2016 (Unaudited)

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

Reverse Stock Split

On February 28, 2017, the Company effected a 1-for-3 reverse stock split of its common stock and preferred stock, which has since been converted. All share and per share amounts set forth in the consolidated financial statements of the Company have been retroactively restated to reflect the split as if it had occurred as of the earliest period presented.

Public Offering

On June 27, 2017, we completed a public offering of our common stock (the “June Offering”). In connection with the June Offering, we sold 1,500,000 shares of common stock at a public offering price of $5.00 per share for aggregate net proceeds of $6,826,558 after deducting underwriting discounts and commissions and related expenses. The Company also incurred $715,173 in offering costs in connection with the public offering, which has been paid subsequent to June 30, 2017.

As of June 30, 2017, we had 3,982,238 shares of common stock issued and outstanding.

Subsequent to the date of this Quarterly Report on Form 10-Q, on July 12, 2017, the underwriters exercised their option to purchase an additional 225,000 shares of common stock for net proceeds of approximately $1,000,000 after deducting underwriting discounts and commissions and related expenses. See Note 12 for additional information on the underwriters’ exercise of their option to purchase additional shares.

In connection with the underwriters’ overallotment, the Company issued warrants to purchase an additional 11,250 shares of common stock, in the aggregate, to certain affiliates of the underwriters at an exercise price of $6.25 per share. See Note 12 for additional information.

Upon the closing of the June Offering, the Company issued to certain affiliates of the underwriters, as compensation, warrants to purchase an aggregate of 75,000 shares of common stock at an exercise price of $6.25 per share. See Note 9 for additional information on the underwriters’ warrants.

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

Through June 30, 2017 the Company has incurred an accumulated deficit of $3,702,578. At June 30, 2017, the Company had a cash balance of $5,632,463 and a short-term investment of approximately $30,000.

Since the Company’s inception, it has generated revenues from construction, engineering services, and project management.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2017 and 2016 (Unaudited)

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

On the Effective Date, and pursuant to the terms of the Plan, the Company entered into a Securities Purchase Agreement, dated June 30, 2016 (the “2016 SPA”), pursuant to which the Company sold for a subscription price of $2,000,000 a 12% Original Issue Discount Senior Secured Convertible Debenture to HCI in the principal amount of $2,500,000, with a maturity date of June 30, 2018 (the “Exit Facility”). The Exit Facility was convertible at HCI’s option at any time in whole or in part into shares of New Common Stock (as defined below) at a ratio of 1 share for every $3.75 of debt. In connection with the Company’s public offering, as described elsewhere in this Quarterly Report on Form 10-Q, the Exit Facility was partially converted into 375,758 shares of New Common Stock. The Company repaid the remaining outstanding balance using proceeds from the public offering.

On November 17, 2016, the Company entered into a Securities Purchase Agreement with HCI, for which the Company sold for a subscription price of $750,000, a 12% Original Issued Discount Senior Secured Convertible Debenture to HCI in the amount of $937,500, with a maturity date of June 30, 2018 (the “November 2016 Debenture”). The November 2016 Debenture was convertible at HCI’s option at any time in whole or in part into shares of New Common Stock at a ratio of 1 share for every $3.75 of debt. In connection with the Company’s public offering, as described elsewhere in this Quarterly Report on Form 10-Q, the November 2016 Debenture was partially converted into 140,909 shares of New Common Stock. The Company repaid the remaining outstanding balance using proceeds from the public offering.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2017 and 2016 (Unaudited)

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

On the Effective Date, pursuant to the terms of the Plan and the Company’s Amended and Restated Certificate of Incorporation, the Company filed with the Secretary of State of the State of Delaware a Certificate of Designations of Convertible Preferred Stock, designating 5,405,010 shares of preferred stock, par value $1.00 (the “New Preferred Stock”). On the Effective Date and pursuant to the Plan, each Prepetition Loan Document, as defined in the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on July 7, 2016, was cancelled and the holders of debt thereunder received one share of the New Preferred Stock for each dollar owed by the Company thereunder. Prior to its conversion in June 2017, the New Preferred Stock was convertible into New Common Stock on a 1:1 basis and, if converted on the Effective Date, would convert into 82.5% of the New Common Stock issued and outstanding on the Effective Date, after taking into account shares of New Common Stock issued to holders of the Former Common Stock and the exercise of the Management Options but prior to any conversion of the Exit Facility. As described elsewhere in this Report on Form 10-Q, in connection with the Company’s public offering, the Company converted all of the issued and outstanding shares of New Preferred Stock into 1,801,670 shares of New Common Stock.

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

For the Six Months Ended June 30, 2017 and 2016 (Unaudited)

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

For the Six Months Ended June 30, 2017 and 2016 (Unaudited)

2.	Liquidity and Financial Condition (continued)

The following table reflects the preliminary reorganization and application of ASC 852 on our condensed consolidated balance sheet as of June 30, 2016 (the date of emergence):

	Predecessor Company	Reorganization Adjustments		Fresh Start Adjustments		Successor Company
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$-	$955,803	(1)	$-		$955,803
Short-term investment	30,011	-		-		30,011
Accounts receivable, net	190,893	-		-		190,893
Prepaid expenses	28,589	-		-		28,589
Inventory	40,170	-		-		40,170
Total current assets	289,663	955,803		-		1,245,466
Equipment, net	5,600	-		-		5,600
Security deposit	1,200	-		-		1,200
Goodwill	-	-		4,162,173	(7)	4,162,173
Intangible assets	-	-		3,879,000	(7)	3,879,000

Totals	$296,463	$955,803		$8,041,173		$9,293,439

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable and accrued expenses	$487,699	$(212,219	)(2)	$-		$275,480
Accounts payable and accrued expenses – subject to compromise	120,325	(86,612	)(2)	-		33,713
Accrued interest, related party – subject to compromise	43,301	(16,801	)(2)	-		26,500
Accrued interest	173,147	(173,147	)(2)	-		-
Related party accounts payable and accrued expenses – subject to compromise	370,151	(163,522	)(2)	-		206,629
Related party notes payable – secured claim	73,500	-		-		73,500
Convertible debentures, net of discounts	5,405,010	(5,405,010	)(3)	-		-
Billings in excess of costs and estimated earnings on uncompleted contracts	42,674	-		-		42,674
Deferred revenue	83,415	-		-		83,415
Convertible option liabilities	-	394,460	(4)	-		394,460
Total current liabilities	6,799,222	(5,662,851)		-		1,136,371
Debtor in possession financing	600,000	(600,000	)(4)	-		-
Convertible debentures, net of discounts	-	1,605,540	(4)	-		1,605,540
Total liabilities	7,399,222	(4,657,311)		-		2,741,911

Commitments and Contingencies

Stockholders’ equity (deficit):
Successor preferred stock, $1.00 par value, 5,405,010 shares authorized; 1,801,670 issued and outstanding at June 30, 2016	-	1,801,670	(3)	-		1,801,670
Predecessor preferred stock, $0.01 par value, 5,000,000 shares authorized; 0 issued and outstanding at December 31, 2015	-	-		-		-
Successor common stock, $0.01 par value, 300,000,000 shares authorized; 163,901 issued and outstanding at June 30, 2016	-	1,639	(5)	-		1,639
Predecessor common stock, $0.01 par value, 300,000,000 shares authorized; 42,918,927 issued and outstanding at December 31, 2015	429,189	(429,189	)(5)	-		-
Successor additional paid-in capital	-	3,561,463	(3)(6)	1,186,756	(7)	4,748,219
Predecessor additional paid-in capital	7,290,829	-		(7,290,829	)(7)	-
Accumulated deficit	(14,822,777)	677,531		14,145,246	(7)	-
Total stockholders’ equity (deficit)	(7,102,759)	5,613,114		8,041,173		6,551,528

Totals	$296,463	$955,803		$8,041,173		$9,293,439

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2017 and 2016 (Unaudited)

2.	Liquidity and Financial Condition (continued)

Reorganization Adjustments

1.	Reflects the net cash payments recorded as of the Effective Date from implementation of the Plan:

Sources:
Net proceeds from Exit Facility	$1,319,001
Total sources	1,319,001
Uses:
Predecessor accounts payable and accrued expenses paid upon emergence	185,979
Other payments made upon emergence	177,219
Total uses	363,198
Net Sources	$955,803

2.	Reflects the settlement of accounts payable and accrued expenses upon our emergence from bankruptcy, as well as payments made on the Effective Date.
3.	Reflects the conversion of Convertible Debentures to Preferred Stock.
4.	Reflects the Convertible Debentures.
5.	Reflects the cancellation of Former Common Stock and the issuance of New Common Stock.
6.	Reorganization adjustment.

Fresh Start Adjustments

7.	Reflects the recognition of goodwill, intangible assets and the cumulative impact of fresh-start adjustments.

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

For the Six Months Ended June 30, 2017 and 2016 (Unaudited)

3.	Summary of Significant Accounting Policies

Interim financial information – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, all adjustments, consisting of normal accruals, considered necessary for a fair presentation of the interim financial statements have been included. Results for the six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

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

The Company offers a one-year warranty on completed contracts. For the six months ended June 30, 2017 and 2016, the warranty claims were not material. The Company does not anticipate that any additional claims are likely to occur for warranties that are currently outstanding. Accordingly, no warranty reserve is considered necessary for any of the periods presented.

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

For the Six Months Ended June 30, 2017 and 2016 (Unaudited)

3.	Summary of Significant Accounting Policies (continued)

Inventory – Raw construction materials (primarily shipping containers) are valued at the lower of cost (first-in, first-out method) or net realizable value. Finished goods and work-in-process inventories are valued at the lower of costs or net realizable value, using the specific identification method. As of December 31, 2016, inventory consisted principally of work-in-process inventory, which amounted to $9,445. As of June 30, 2017, there was no inventory.

Goodwill – Goodwill represents the excess of reorganization value over fair-value of identified net assets upon emergence from bankruptcy. In accordance with the accounting guidance on goodwill, the Company performs its impairment test of goodwill at the reporting unit level each fiscal year, or more frequently if events or circumstances change that would more likely than not reduce the fair value of its reporting units below their carrying values. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If management concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, management conducts a two-step quantitative goodwill impairment test. The first step of the impairment test involves comparing the fair value of the applicable reporting unit with its carrying value. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, management performs the second step of the goodwill impairment test. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill. The amount, by which the carrying value of the goodwill exceeds its implied fair value, if any, is recognized as an impairment loss. The Company’s evaluation of goodwill completed during the year ended December 31, 2016 resulted in no impairment losses.

Intangible assets – Intangible assets represent the preliminary assets identified upon emergence from bankruptcy and consist of $2,766,000 of proprietary knowledge and technology which is being amortized over 20 years and $1,113,000 of customer contracts which is being amortized over 2.5 years. Intangible assets also include trademarks of $28,820 which is being amortized over 5 years. The Company evaluated intangible assets for impairment during the year ended December 31, 2016, and determined that there are no impairment losses. The accumulated amortization as of June 30, 2017 amounted to $584,941. The amortization expense for the six months and three months ended June 30, 2017 was $293,191 and $147,316, respectively. The estimated remaining amortization expense for the successive five years is as follows:

For the year ending December 31,:
2017	$294,632
2018	589,264
2019	144,064
2020	144,064
2021	144,064
Thereafter	2,006,791
$3,322,879

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

The Company uses three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities.
Level 2	Quoted prices for similar assets and liabilities in active markets or inputs that are observable.
Level 3	Inputs that are unobservable (for example, cash flow modeling inputs based on assumptions).

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2017 and 2016 (Unaudited)

3.	Summary of Significant Accounting Policies (continued)

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	June 30, 2017	Quoted prices in active market for identical assets (Level l)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Short-term investment	$30,025	$-	$30,025	$-

	December 31, 2016	Quoted prices in active market for identical assets (Level l)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Short-term investment	$30,017	$-	$30,017	$-
Conversion option liabilities	$384,461	$-	$-	$384,461

The conversion option liabilities are measured at fair value using the Black-Scholes model and are classified within Level 3 of the valuation hierarchy. For fair value measurements categorized within Level 3 of the fair value hierarchy, the Company’s Chief Financial Officer, who reports to the Chief Executive Officer, determines its valuation policies and procedures. The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s Chief Financial Officer and are approved by the Chief Executive Officer.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis:

	Successor for the six months ended June 30, 2017	Predecessor for the six months ended June 30, 2016
Beginning balance	$384,461	$-
Aggregate fair value of conversion option liabilities issued	-	394,460
Change in fair value related to conversion of convertible debentures	(288,134)	-
Change in fair value of conversion option liabilities and warrants	(96,327)	-
Ending balance	$-	$394,460

The significant assumptions and valuation methods that the Company used to determine fair value and the change in fair value of the Company’s derivative financial instruments are discussed below.

The Company presented the warrant liability and conversion option liabilities at fair value on its condensed consolidated balance sheets, with the corresponding changes in fair value recorded in the Company’s condensed consolidated statements of operations for the applicable reporting periods. As disclosed in Note 9, the Company computed the fair value of the warrant liability and conversion option liability at the date of issuance and the reporting dates of June 30, 2017 and December 31, 2016 using a Black-Scholes model.

The calculation of the Black-Scholes model involves the use of the fair value of the Company’s common stock, estimated term, volatility, risk-free interest rates and dividend yield (if applicable). The Company developed the assumptions that were used as follows: The fair value of the Company’s common stock was obtained from the terms of the recapitalization of the Company including the Exit Facility, which occurred concurrent with the Company’s emergence from bankruptcy protection, as well as the publicly traded market price. The term represents the remaining contractual term of the derivative; the volatility rate was developed based on analysis of the Company’s historical stock price volatility and the historical volatility rates of several other similarly situated companies (using a number of observations that was at least equal to or exceeded the number of observations in the life of the derivative financial instrument at issue); the risk free interest rates were obtained from publicly available U.S. Treasury yield curve rates; the dividend yield is zero because the Company has not paid dividends and does not expect to pay dividends in the foreseeable future.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2017 and 2016 (Unaudited)

3.	Summary of Significant Accounting Policies (continued)

Concentrations of credit risk – Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents. The Company places its cash with high credit quality institutions. At times, such amounts may be in excess of the FDIC insurance limits. The Company has not experienced any losses in such account and believes that it is not exposed to any significant credit risk on the account.

With respect to receivables, concentrations of credit risk are limited to a few customers in the construction industry. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers other than normal lien rights. At June 30, 2017 and December 31, 2016, 81% and 63%, respectively, of the Company’s accounts receivable were due from four and three customers, respectively.

Revenue relating to three customers represented approximately 38%, 28%, and 20% of the Company’s total revenue for the three months ended June 30, 2017. Revenue relating to two customers represented approximately 76% and 19% of the Company’s total revenue for the three months ended June 30, 2016. Revenue relating to three customers represented approximately 47%, 18%, and 13% of the Company’s total revenue for the six months ended June 30, 2017. Revenue relating to two customers represented approximately 46% and 23% of the Company’s total revenue for the six months ended June 30, 2016.

Costs of revenue relating to two vendors represented approximately 81% and 33% of the Company’s total cost of revenue for the three months ended June 30, 2017 and 2016, respectively. Costs of revenue relating to two vendors represented approximately 76% and 58% of the Company’s total cost of revenue for the six months ended June 30, 2017 and 2016, respectively. The Company believes it has access to alternative suppliers, with limited disruption to the business, should circumstances change with its existing suppliers.

Recent accounting pronouncements – In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 (“ASU 2014-09”), which creates Topic 606, Revenue from Contracts with Customers, and supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, ASU 2014-09 supersedes the cost guidance in Subtopic 605-35, Revenue Recognition - Construction-Type and Production-Type Contracts, and creates new Subtopic 340-40, Other Assets and Deferred Costs - Contracts with Customers. In summary, the core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, ASU 2014-09 requires enhanced financial statement disclosures over revenue recognition as part of the new accounting guidance. The amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and early application is permitted commencing January 1, 2017. The Company is currently evaluating the provisions of ASU 2014-09 and assessing the impact, if any, it may have on its financial position and results of operations.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718.) The update makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation, and the financial statement presentation of excess tax benefits or deficiencies. ASU 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. The update is effective for fiscal years beginning after December 15, 2016. The Company adopted ASU 2016-09 as of January 1, 2017 with no material impact on the financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2017 and 2016 (Unaudited)

4.	Accounts Receivable

At June 30, 2017 and December 31, 2016, the Company’s accounts receivable consisted of the following:

	2017	2016
Billed:
Construction revenue	$84,696	$124,713
Engineering services	46,980	144,040
Project management	-	-
Total gross receivables	131,676	268,753
Less: allowance for doubtful accounts	(34,235)	(34,235)
Total net receivables	$97,441	$234,518

5.	Costs and Estimated Earnings on Uncompleted Contracts

Costs and estimated earnings on uncompleted contracts consist of the following at June 30, 2017 and December 31, 2016:

	2017	2016
Costs incurred on uncompleted contracts	$1,084,120	$316,722
Provision for loss on uncompleted contracts	-	-
Estimated income	160,208	40,488
	1,244,328	357,210
Less: billings to date	(1,425,370)	(372,339)
	$(181,042)	$(15,129)

The above amounts are included in the accompanying condensed consolidated balance sheets under the following captions at June 30, 2017 and December 31, 2016.

	2017	2016
Costs and estimated earnings in excess of billings on uncompleted contracts	$258,149	$33,349
Billings in excess of cost and estimated earnings on uncompleted contracts	(439,191)	(48,478)
	$(181,042)	(15,129)

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

For the Six Months Ended June 30, 2017 and 2016 (Unaudited)

6.	Convertible Debentures

On the Effective Date, and pursuant to the terms of the Plan, SGB entered into the 2016 SPA, pursuant to which SGB sold for a subscription price of $2,000,000, a 12% Original Issue Discount Senior Secured Convertible Debenture to HCI in the principal amount of $2,500,000, with a maturity date of June 30, 2018 (the “June 2016 Debenture”). The June 2016 Debenture was convertible at HCI’s option at any time in whole or in part into shares of New Common Stock at a ratio of 1 share for every $3.75 of debt.

On November 17, 2016, the Company entered into a Securities Purchase Agreement with HCI, for which the Company sold for a subscription price of $750,000, a 12% Original Issue Discount Senior Secured Convertible Debenture to HCI in the amount of $937,500, with a maturity date of June 30, 2018 (the “November 2016 Debenture” and, together with the June 2016 Debenture, the “2016 Debentures”). The November 2016 Debenture was convertible at HCI’s option at any time, in whole or in part, into shares of New Common Stock at a ratio of 1 share for every $3.75 of debt.

In connection with the June Offering, HCI converted $1,937,500 of the 2016 Debentures into 516,667 shares of New Common Stock. The Company recorded a loss of $1,018,475 on the conversion of the 2016 Debentures. The Company repaid the remaining outstanding balance of $1,500,000 using proceedings from the public offering.

A summary of the Company’s convertible debentures is as follows:

	June 30, 2017	December 31, 2016
June 2016 Debenture, net of $0 and $670,845 discount	$-	$1,829,155
November 2016 Debenture, net of $0 and $320,318 discount	-	617,182

Total debt	-	2,446,337

Less current portion	-	-

Long-term debt	$-	$2,446,337

For the six months ended June 30, 2017 and 2016, total amortization relating to the discount amounted to $330,388 and $387,965, respectively, and is included in interest expense on the accompanying consolidated statements of operations. For the three months ended June 30, 2017 and 2016, total amortization relating to the discount amounted to $165,194 and $338,438, respectively, and is included in interest expense on the accompanying consolidated statements of operations. Amortization for the six and three months ended June 30, 2016 related to convertible debentures which were cancelled on the Effective Date.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2017 and 2016 (Unaudited)

7.	Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of the common shares issuable upon the exercise of stock options and warrants. Potentially dilutive common shares are excluded from the calculation if their effect is antidilutive. At June 30, 2017, there were options and warrants to purchase 893,603 and 75,000 shares of common stock, respectively, outstanding which could potentially dilute future net income (loss) per share.

At June 30, 2016, there were options and warrants to purchase 15,425,001 and 25,572,059 shares of common stock, respectively, outstanding which could have potentially diluted future net income (loss) per share. At June 30, 2016 the Company also had outstanding convertible debt which was initially convertible into 17,602,800 shares of common stock that could have potentially diluted future net income (loss) per share. The number of shares the convertible debt could be converted into could potentially have increased under certain circumstances related to the market price of the Company’s common stock at the time of conversion. In connection with the Plan, all of the stock options and warrants were cancelled.

8.	Stock Options

A summary of stock option activity as of June 30, 2017 and changes during the three months then ended are presented below:

	Shares	Weighted Average Fair Value Per Share	Weighted Average Exercise Price Per Share	Weighted Average Remaining Terms (in years)	Aggregate Intrinsic Value

Outstanding - December 31, 2016	295,051	$1.25	$3.00	9.86	-
Granted	598,552	1.22	4.28	-	-
Exercised	-	-	-	-	-
Cancelled	-	-	-	-	-
Outstanding – June 30, 2017	893,603	$1.23	$3.86	9.66	$978,575

Exercisable – December 31, 2016	128,299	$1.25	$3.00	9.86	$-
Exercisable – June 30, 2017	301,895	$1.26	$3.00	9.45	$513,221

For the six months ended June 30, 2017 and 2016, the Company recognized stock-based compensation expense of $209,383 and $119,146, respectively, which is included in payroll and related expenses in the accompanying condensed consolidated statements of operations. For the three months ended June 30, 2017 and 2016, the Company recognized stock-based compensation expense of $55,000 and $72,248, respectively, which is included in payroll and related expenses in the accompanying condensed consolidated statements of operations.

As of June 30, 2017, there was $700,462 of total unrecognized compensation costs related to non-vested stock options, which will be expensed over a weighted average period of 1.77 years. The intrinsic value is calculated as the difference between the fair value of the stock price at year end and the exercise price of each of the outstanding stock options. The fair value of the stock price at June 30, 2017 was $4.70 per share.

In March 2017, Paul Galvin, the Company’s Chief Executive Officer, and Mahesh Shetty, the Company’s Chief Financial Officer, were granted options to purchase 185,425 and 132,446, shares of the Company’s Common Stock, respectively, which were contingent on the offering price of the June Offering. 185,425 of such options have an exercise price of $5.00 per share and 132,446 have an exercise price of $6.00 per share. These options vest when certain performance conditions are met. The fair value of these options upon issuance amounted to $370,558.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2017 and 2016 (Unaudited)

9.	Warrants

In conjunction with the June Offering, the Company issued to certain affiliates of the underwriters, as compensation, warrants to purchase an aggregate of 75,000 shares of common stock at an exercise price of $6.25 per share. The warrants are exercisable at the option of the holder on or after June 21, 2018 and expire June 21, 2023. The fair value of warrants was calculated utilizing a Black-Scholes model and amounted to $55,475. The fair market value of the warrants as of the date of issuance has been included in issuance costs in additional paid-in-capital.

10.	Stockholders’ Equity

Public Offering – In June 2017, the Company issued 1,500,000 shares of its Common Stock at $5.00 per share through the June Offering. The Company incurred $1,388,615 in issuance costs from the June Offering, and also issued warrants valued at $55,475 to the underwriters (see Note 9).

In connection with the June Offering, the Company issued 1,801,670 shares of its Common Stock, upon conversion on all of the outstanding Series A Convertible Preferred Stock.

Also in connection with the June Offering, the Company issued a total of 516,667 shares of its Common Stock, upon conversion of an aggregate amount of $1,937,500 of the 2016 Debentures.

11.	Construction Backlog

The following represents the backlog of signed construction and engineering contracts in existence at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Balance – beginning of period	$541,291	$105,851
New contracts and change orders during the period	10,797,426	807,786
	11,338,717	913,637
Less: contract revenue earned during the period	(1,606,328)	(372,346)
	9,732,389	541,291
Contracts signed but not started	-	-
Balance – end of period	$9,732,389	$541,291

12.	Subsequent Events

In July 2017, in connection with an Underwriting Agreement, the underwriters exercised their option to purchase an additional 225,000 shares of common stock for net proceeds of approximately $1,000,000 after deducting underwriting discounts and commissions and related expenses. In connection with this exercise, certain affiliates of the underwriters were granted additional warrants to purchase 11,250 shares of Common Stock in the aggregate.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction and Certain Cautionary Statements

The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with our condensed consolidated financial statements and related notes and schedules included elsewhere in this Quarterly Report on Form 10-Q. The unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with our audited consolidated financial statements and notes for the year ended December 31, 2016, which were included in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission on February 21, 2017 (the “2016 Form 10-K”).  Statements contained in this Quarterly Report on Form 10-Q may use forward-looking terminology, such as “anticipates,” “believes,” “could,” “estimates,” “may,” “should,” “will,” or other variations on these terms or their negatives. All statements other than statements of historical facts are statements that could potentially be forward-looking. The Company cautions that forward-looking statements involve risks and uncertainties and actual results could differ materially from those expressed or implied in these forward-looking statements or could affect the extent to which a particular objective, projection, estimate or prediction is realized.  Factors that could cause or contribute to such differences include, but are not limited to: product demand and market acceptance and risks; our ability to use working capital resources effectively and efficiently; our ability to attract and retain key personnel; our ability to maintain and add new relationships with suppliers, vendors and customers; and those factors discussed in Part II, Item 1A “Risk Factors” to this Quarterly Report on Form 10-Q as well as our 2016 Form 10-K and other filings with the Securities and Exchange Commission.  In addition, certain information presented below is based on unaudited financial information. There can be no assurance that there will be no changes to this information once audited financial information is available. As a result, readers are cautioned not to place undue reliance on forward-looking statements. The Company will not undertake to update any forward-looking statement herein or that may be made from time to time on behalf of the Company.

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

In June 2017, we completed our public offering, in which we sold 1.5 million shares of common stock. The shares were sold at a public offering price of $5.00 per share for net proceeds of $6.8 million after deducting underwriting discounts and commissions and related expenses. In July 2017, the underwriters exercised in full their option to purchase an additional 225,000 shares of common stock from us at a price to the public of $5.00 per share. As a result of the exercise and closing of the option to purchase additional shares, total net proceeds from the public offering were approximately $7.9 million after deducting underwriting discounts and commissions and related expenses. The Company also incurred $715,173 in offering costs in connection with the public offering, which have been paid subsequent to June 30, 2017.

Bankruptcy Proceedings

On October 15, 2015 (the “Petition Date”), SGB and its subsidiaries voluntarily filed for reorganization under Chapter 11 of the Bankruptcy Code, in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). The Company made the Chapter 11 filing because approximately $5,405,010 in secured debt was due and owing, and the Company was unable to repay or refinance this debt. After the Petition Date, the Company continued to operate in the ordinary course of business as a debtor in possession. On April 12, 2016, the Company filed a disclosure statement and the Plan, along with a motion seeking approval of the disclosure statement by the Bankruptcy Court. Among other things, the Plan provided that: (i) all administrative and priority claims would be paid in full in cash, (ii) all of the Company’s trade creditors would be paid in cash, 50% at closing and the remaining 50% in two installments, with interest, (iii) all of the Company’s existing secured debt would be converted into 1,801,670 shares of Preferred Stock, after giving effect to the Company’s 1-for-3 reverse stock split, and (iv) holders of the Company’s Former Common Stock would receive 163,901 shares of New Common Stock. In accordance with the Plan, notice was given to those persons entitled to vote on the Plan, and the Plan was unanimously approved by all persons who voted on it. The Plan was confirmed by order of the Bankruptcy Court dated June 3, 2016. The Plan became effective on June 30, 2016 (the “Effective Date”), whereupon SGB emerged from bankruptcy and the terms of the Plan were implemented. The Company operated in the ordinary course of business between the Petition Date and the Effective Date and was able to pay all of its trade creditors in full and convert $5,405,010 of secured debt into equity. Accordingly, the Company emerged from the bankruptcy without damage to its relationships with its vendors and other suppliers and with a stronger balance sheet.

2016 OID Debentures

On the Effective Date, and pursuant to the terms of the Plan, the Company entered into a Securities Purchase Agreement, pursuant to which the Company sold a 12% Original Issue Discount Senior Secured Convertible Debenture to HCI in the principal amount of $2.5 million, with a maturity date of June 30, 2018, for a subscription price of $2.0 million (the “Exit Facility” or the “June 2016 OID”). The Exit Facility was convertible at HCI’s option, at any time, in whole or in part, into shares of New Common Stock at a ratio of one share for every $3.75 of debt, subject to adjustment.

In connection with the Company’s public offering, as described elsewhere in this Quarterly Report on Form 10-Q, the HCI partially converted the Exit Facility into 375,758 shares of New Common Stock. The Company repaid the remaining outstanding balance using proceeds from the public offering.

On November 17, 2016, the Company entered into a Securities Purchase Agreement, pursuant to which the Company sold for a subscription price of $750,000 an OID Debenture to HCI in the principal amount of $937,500, with a maturity date of June 30, 2018 (the “November 2016 OID”, and, together with the June 2016 OID, the “2016 OID Debentures”). The November 2016 OID was convertible at HCI’s option, at any time, in whole or in part, into shares of New Common Stock at a ratio of one share for every $3.75 of debt, subject to adjustment.

In connection with the Company’s public offering, as described elsewhere in this Quarterly Report on Form 10-Q, the HCI partially converted the November 2016 OID into 140,909 shares of New Common Stock. The Company repaid the remaining outstanding balance using proceeds from the public offering.

Preferred Stock

In connection with the Company’s public offering, the Company converted all of the issued and outstanding shares of Preferred Stock into 1,801,670 shares of New Common Stock.

Results of Operations

Six Months Ended June 30, 2017 and 2016

	Successor Six Months Ended June 30, 2017	Predecessor Six Months Ended June 30, 2016
Revenue	$1,606,327	$1,056,223
Cost of revenue	(1,307,311)	(859,974)
Operating expenses	(1,442,490)	(973,463)
Operating loss	(1,143,474)	(777,214)
Other income (expense)	(1,252,528)	(429,009)
Reorganization items	-	541,486
Net Loss	$(2,396,002)	$(664,737)

Revenue

Revenue for the six months ended June 30, 2017 was $1,606,327 compared to $1,056,223 for the six months ended June 30, 2016. This increase of $550,104 resulted mainly from revenue being recognized on additional projects that are in progress during the six months ended June 30, 2017.

Cost of Revenue and Gross Profit

Cost of revenue was $1,307,311 for the six months ended June 30, 2017, primarily related to the cost of buying and modifying containers. Gross profit was $299,016 for the same period.

Cost of revenue was $859,974 for the six months ended June 30, 2016, primarily related to the cost of buying and modifying containers. Gross profit was $196,249 for the same period.

Payroll and Related Expenses

Payroll and related expense for the six months ended June 30, 2017 was $635,598 and includes $209,383 of stock compensation expense.

Payroll and related expense for the six months ended June 30, 2016 was $367,254 and includes $119,146 of stock compensation expense.

Other Operating Expenses

Other operating expense for the six months ended June 30, 2017 was $806,892 and includes $294,570 in depreciation and amortization expense, $66,186 in marketing and business development expense, $306,551 in professional fees and $83,669 in insurance expense.

Other operating expense for the six months ended June 30, 2016 was $606,209 and includes $1,629 in depreciation expense, $22,729 in marketing and business development expense, $381,502 in professional fees and $127,138 in insurance expense.

Interest Expense

Interest expense for the six months ended June 30, 2017 was $330,388 which consisted of amortization of the discount on convertible debentures.

Interest expense for the six months ended June 30, 2016 was $429,017 which consisted mainly of the amortization of the discount on convertible debentures in the amount of $387,965.

Other Income (Expense)

During the six months ended June 30, 2017 there was other income recognized due to a change in fair value of financial instruments of $96,327. There was other expense recognized due to the loss on the conversion of convertible debentures in the amount of $1,018,475.

There was no other income recognized as a result of a change in fair value of financial instruments during the six months ended June 30, 2016.

Three Months Ended June 30, 2017 and 2016

	Successor Three Months Ended June 30, 2017	Predecessor Three Months Ended June 30, 2016
Revenue	$1,001,734	$828,477
Cost of revenue	(855,947)	(686,745)
Operating expenses	(667,794)	(667,677)
Operating loss	(522,007)	(525,945)
Other income (expense)	(1,183,665)	(265,248)
Reorganization items	-	663,140
Net Loss	$(1,705,672)	$(158,053)

Revenue

Revenue for the three months ended June 30, 2017 was $1,001,734 compared to $828,477 for the three months ended June 30, 2016. This increase of $173,257 resulted mainly from revenue being recognized on additional projects that are in progress during the three months ended June 30, 2017.

Cost of Revenue and Gross Profit

Cost of revenue was $855,947 for the three months ended June 30, 2017, primarily related to the cost of buying and modifying containers. Gross profit was $145,787 for the same period.

Cost of revenue was $686,745 for the three months ended June 30, 2016, primarily related to the cost of buying and modifying containers. Gross profit was $141,732 for the same period.

Payroll and Related Expenses

Payroll and related expense for the three months ended June 30, 2017 was $292,550 and includes $55,000 of stock compensation expense.

Payroll and related expense for the three months ended June 30, 2016 was $200,318 and includes $72,248 of stock compensation expense.

Other Operating Expenses

Other operating expense for the three months ended June 30, 2017 was $375,244 and includes $148,005 in depreciation and amortization expense, $37,618 in marketing and business development expense, $121,450 in professional fees and $36,235 in insurance expense.

Other operating expense for the three months ended June 30, 2016 was $467,359 and includes $779 in depreciation expense, $12,877 in marketing and business development expense, $356,502 in professional fees and $50,037 in insurance expense.

Interest Expense

Interest expense for the three months ended June 30, 2017 was $165,194 which consisted of amortization of the discount on convertible debentures.

Interest expense for the three months ended June 30, 2016 was $265,253 which consisted mainly of the amortization of the discount on convertible debentures.

Other Income (Expense)

During the three months ended June 30, 2017 there was other expense recognized due to the loss on the conversion of conversion debentures in the amount of $1,018,475.

There was no other income recognized as a result of a change in fair value of financial instruments during the three months ended June 30, 2016.

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

Liquidity and Capital Resources

As of June 30, 2017, the Company had $5,662,488 million of cash and cash equivalents and short-term investments. Prior to the consummation of the Company’s public offering in June 2017, SGB had a cash balance of $307,304 and $549,100 as of March 31, 2017 and December 31, 2016, respectively.

In June 2017, the Company completed a public offering of common stock, resulting in net proceeds of approximately $6.8 million after deducting underwriting discounts and commissions and related expenses. In July 2017, in connection with our public offering, the underwriters exercised their option to purchase 225,000 additional shares of common stock from us in full at a price to the public of $5.00 per share. As a result of the exercise and closing of the option to purchase additional shares, total net proceeds from the public offering were approximately $7.9 million after deducting underwriting discounts and commissions and related expenses. The Company also incurred $715,173 in offering costs in connection with the public offering, which has been paid subsequent to June 30, 2017.

The Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, SGB sustained losses prior to its bankruptcy and has continued to sustain losses from operations after its emergence from bankruptcy in June 2016. The Company’s net loss from operations for the six months ended June 30, 2017 was $2,396,002 and net cash used in operating activities was $243,195 for the six months ended June 30, 2017.

Historically, SGB’s operations have primarily been funded through proceeds from equity and debt financings, as well as revenue from operations.

Prior to the public offering, the Company’s level of cash and operating margins were not enough to cover the existing fixed and variable obligations of the Company. In addition, the Company’s liquidity was not sufficient to fund general expansion. The proceeds from the public offering will be used, in part, to fund anticipated growth, including a projected expansion in existing and targeted market areas.

There is no assurance that the Company’s plans will materialize or that the Company will be successful in funding estimated cash shortfalls through the proceeds from the public offering. The Company may also need to generate additional revenues or secure additional financing sources, such as debt or equity capital, to fund future growth, which financing may not be available on favorable terms or at all. The Company does not have any additional sources secured for future funding and if it is unable to raise the necessary capital at the times it requires such funding, it may need to materially change its business plan, including delaying implementation of aspects of such business plan or curtailing or abandoning such business plan altogether.

SGB provides services to its customers in three separate phases: the design phase, the architectural and engineering phase and the construction phase. Each phase is independent of the other, but builds through a progression of concept through delivery of a completed structure.  These phases may be embodied in a single contract or in separate contracts.  As of June 30, 2017, the Company had 14 projects totaling $9,732,389 under contract, which, if they all proceed to construction, will result in our constructing approximately 171,162 square feet of container space. Of these contracts, three projects totaling approximately 109,640 square feet were in the architectural and engineering phase; four projects totaling approximately 9,510 square feet were in the design phase; and seven projects totaling approximately 52,012 square feet were contracts combining all three  phases or parts thereof and including construction. The Company expects that all of this revenue will be realized by December 31, 2017. There can be no assurance that the Company’s customers will decide to and/or be able to proceed with these construction projects, or that SGB will ultimately recognize revenue from these projects in a timely manner or at all.

Off-Balance Sheet Arrangements

As of June 30, 2017 and December 31, 2016, the Company had no material off-balance sheet arrangements other than operating leases to which SG Building is a party.

In the ordinary course of business, SG Building enters into agreements with third parties that include indemnification provisions which, in its judgment, are normal and customary for companies in its industry sector. These agreements are typically with consultants and vendors. Pursuant to these agreements, SG Building generally agrees to indemnify, hold harmless, and reimburse the other parties for losses suffered or incurred by such parties with respect to actions taken or omitted by SG Building. The maximum potential amount of future payments SG Building could be required to make under these indemnification provisions is unlimited. SG Building has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, the Company has no liabilities recorded for these provisions as of June 30, 2017.

Critical Accounting Policies

Our condensed consolidated financial statements have been prepared using generally accepted accounting principles in the United States (“GAAP”), which require management to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that management believes to be reasonable. Actual results may differ from those estimates. Critical accounting policies represent the areas where more significant judgments and estimates are used in the preparation of our condensed consolidated financial statements. A discussion of such critical accounting policies, which include share-based payments, derivative instruments, goodwill, intangible assets and revenue recognition, can be found in our 2016 Form 10-K. There have been no material changes in critical accounting policies from those disclosed in the 2016 Form 10-K.

Non-GAAP Financial Information

In addition to our results under GAAP, we also present EBITDA and Adjusted EBITDA for historical periods. EBITDA and Adjusted EBITDA are non-GAAP financial measures and have been presented as supplemental measures of financial performance that are not required by, or presented in accordance with GAAP. We calculate EBITDA as net income (loss) before interest expense, income tax benefit (expense), depreciation and amortization. We calculated Adjusted EBITDA as EBITDA before certain non-recurring adjustments such as loss on conversion of convertible debentures, change in fair value of financial instruments and stock compensation expense.

EBITDA and Adjusted EBITDA are presented because they are important metrics used by management as one of the means by which it assesses our financial performance. EBITDA and Adjusted EBITDA are also frequently used by analysts, investors and other interested parties to evaluate companies in our industry. These measures, when used in conjunction with related GAAP financial measures, provide investors with an additional financial analytical framework that may be useful in assessing our Company and our results of operations.

EBITDA and Adjusted EBITDA have certain limitations. EBITDA and Adjusted EBITDA should not be considered as alternatives to net income (loss), or any other measures of financial performance derived in accordance with GAAP. These measures also should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items for which these non-GAAP measures make adjustments. Additionally, EBITDA and Adjusted EBITDA are not intended to be liquidity measures because of certain limitations such as:

●	They do not reflect our cash outlays for capital expenditures

●	They do not reflect changes in, or cash requirements for, working capital

●	Although depreciation and amortization are non-cash charges, the assets are being depreciated and amortized and may have to be replaced in the future, and these non-GAAP measures do not reflect cash requirements for such replacements.

Other companies, including other companies in our industry, may not use such measures or may calculate one or more of the measures differently than as presented in this Quarterly Report on Form 10-Q, limiting their usefulness as a comparative measure.

In evaluating EBITDA and Adjusted EBITDA, you should be aware that in the future we will incur expenses that are the same or similar to some of the adjustments made in our calculations, and our presentation of EBITDA and Adjusted EBITDA should not be construed to mean that our future results will be unaffected by such adjustment. Management compensates for these limitations by using EBITDA and Adjusted EBITDA as supplemental financial metrics and in conjunction with our results prepared in accordance with GAAP. The non-GAAP information should be read in conjunction with our consolidated financial statements and related notes.

The following is a reconciliation of EBITDA and Adjusted EBITDA to the nearest GAAP measure, net loss:

	Six Months Ended June 30, 2017	Three Months Ended June 30, 2017
Net loss	$(2,396,002)	$(1,705,672)
Addback interest expense	330,388	165,194
Addback depreciation and amortization	294,570	148,005
EBITDA (non-GAAP)	(1,771,044)	(1,392,473)

Addback loss on conversion of convertible debentures	1,018,475	1,018,475
Less change in fair value of financial instruments	(96,327)	-
Addback stock compensation expense	209,383	55,000
Adjusted EBITDA (non-GAAP)	$(639,513)	$(318,998)

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Management, with the participation of our Principal Executive Officer and Principal Financial Officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

The Principal Executive Officer and the Principal Financial Officer believe that the condensed consolidated financial statements and other information contained in this Quarterly Report on Form 10-Q present fairly, in all material respects, our business, financial condition and results of operations.

Changes in Internal Control over Financial Reporting

Notwithstanding our remedial actions and integration of our financial reporting systems, there was no change in our internal control over financial reporting that occurred during the second quarter of 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

You should carefully consider the following material risks, as well as the other information contained in this Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and the consolidated financial statements and the related notes. For a discussion of other risk factors affecting us, see “Item 1A. Risk Factors” in our 2016 Form 10-K. If any of the risks discussed actually occur, our business, financial condition, results of operations or prospects could be materially and adversely affected. In such an event, the market price of our common shares could decline, and you could lose part or all of your investment.

Risks Related to Ownership of Our Common Stock

Our stock price will be subject to fluctuations, and will likely continue to be subject to fluctuations and decline, due to factors beyond our control, and you may lose all or part of your investment.

The market price of our common stock will be subject to wide fluctuations in response to various factors, some of which are beyond our control. Shares of our common stock were sold in our public offering in June 2017 at a price of $5.00 per share. The market price of our common stock may fluctuate in response to numerous factors, many of which are beyond our control, including:

●	the overall performance of the equity markets;

●	our operating performance and the performance of other similar companies;

●	changes in our projected operating results that we provide to the public, our failure to meet or exceed these projections or changes in recommendations by securities analysts that elect to follow our common stock;

●	announcements of technological innovations, pricing changes, new software or enhancements to services, acquisitions, strategic alliances or significant agreements by us or by our competitors;

●	announcements of customer additions and customer cancellations or delays in customer purchases;

●	recruitment or departure of key personnel;

●	the economy as a whole, market conditions in our industry and the industries of our customers;

●	extraordinary expenses such as litigation or other dispute-related settlement payments;

●	the expiration of contractual lock-up agreements;

●	the size of our market float; and

●	any other factors discussed in this Quarterly Report on Form 10-Q.

Sales of a substantial number of shares of our common stock in the public market, or the perception that they might occur, could cause the price of our common stock to decline.

The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers, and significant stockholders, when a large number of shares of our common stock become available for sale after December 22, 2017 and June 22, 2018, respectively. As disclosed in our a registration statement on Form S-1 (File No. 333-215922), which was declared effective by the Securities and Exchange Commission on June 21, 2017 (the “Registration Statement”), we and our executive officers, directors, and substantially all of our other stockholders have each agreed to lock-up restrictions, meaning that we and they and their permitted transferees will not be permitted to sell any shares of our common stock for 180 days (and, in the case of our directors and officers, 365 days) after June 21, 2017. After the expiration of these lock-up periods, these shares may be sold in the public market in the United States, subject to prior registration in the United States, if required, or reliance upon an exemption from United States registration, including, in the case of shares held by affiliates or control persons, compliance with the notice, manner-of-sale and volume restrictions of Rule 144.

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, whether due to the expiration or release of lock-up restrictions or otherwise, could cause the market price of our common stock to decline or make it more difficult for our stockholders to sell their common stock at a time and price that they deem appropriate and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales, or the perception that our shares may be available for sale, will have on the prevailing market price of our common stock.

We do not intend to pay dividends for the foreseeable future.

We have never declared or paid cash dividends on our capital stock. We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not expect to declare or pay any dividends in the foreseeable future. Accordingly, realization of a gain on an investment in our common stock will depend on the appreciation of the price of our common stock, which may never occur.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.

We are subject to the reporting and corporate governance requirements of the Exchange Act, the listing requirements of the NASDAQ Stock Market and other applicable securities rules and regulations, including the Sarbanes-Oxley Act and the Dodd-Frank Act. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. Among other things, the Exchange Act requires that we file annual, quarterly and current reports with respect to our business and results of operations and maintain effective disclosure controls and procedures and internal control over financial reporting. In order to improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business, financial condition, results of operations and prospects. Although we have already hired additional employees to help comply with these requirements, we may need to further expand our legal and finance departments in the future, which will increase our costs and expenses.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expense and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies, regulatory authorities may initiate legal proceedings against us and our business and prospects may be harmed. As a result of disclosure of information in the filings required of a public company, our business and financial condition will become more visible, which may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business, financial condition, results of operations and prospects could be harmed, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and harm our business, financial condition, results of operations and prospects.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Conversion of Preferred Stock and 2016 Debentures

As described elsewhere in this Quarterly Report on Form 10-Q, on June 21, 2017, in connection with the Company’s public offering, all issued and outstanding shares of the Company’s Preferred Stock converted into shares of the Company’s common stock on a 1:1 conversion rate. The issuance of the shares pursuant to the conversion of the Preferred Stock described herein is exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to the provisions of Section 4(a)(2) thereof.

On June 21, 2017, the holders of the Company’s outstanding 2016 Convertible Debentures were issued shares of the Company Common Stock, pursuant to Section 4(a)(2) of the Securities Act, in connection with conversion at the election of the holder. The conversion was pursuant to two notices, each delivered to the Company on June 19, 2017 from the holders of the 2016 Convertible Debentures for the conversion of (i) $1,409,092.50 of the June 2016 OID into 375,758 shares of Common Stock and (ii) $528,408.75 of the November 2016 OID into 140,909 shares of Common Stock, based on a conversion price of $3.75 per share. In connection with the conversions, the Company issued 516,667 shares of Common Stock to the holder (the “Conversion Shares”). As per the terms of the 2016 OID Debentures, the Conversion Shares immediately reduced the principal amount outstanding of the 2016 OID Debentures from $3,437,500 to $1,499,998.75 based upon a conversion price of $3.75 per share. The issuance of the Conversion Shares pursuant to the conversion of the 2016 OID Debentures described herein is exempt from registration under the Securities Act pursuant to the provisions of Section 4(a)(2) thereof. The Company repaid the remaining balance of the 2016 OID debentures using the proceeds from the public offering.

As of August 4, 2017, there were 4,207,238 shares of Common Stock issued and outstanding.

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

SG BLOCKS, INC.
(Registrant)

Date: August 9, 2017	By:	/s/ Mahesh Shetty
Mahesh Shetty Chief Financial Officer (Duly Authorized Officer and Principal Financial and Chief Accounting Officer)

