Form 10-Q
period 2017-09-30
SG BLOCKS, INC.
filed 2017-11-08
CIK 1023994

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Yes ☒    No ☐

As of October 27, 2017, there were 4,257,238 shares of the registrant’s common stock, $0.01 par value, outstanding.

SG BLOCKS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED September 30, 2017

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SG BLOCKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,098,336	$549,100
Short-term investment	30,029	30,017
Accounts receivable, net	357,197	234,518
Costs and estimated earnings in excess of billings on uncompleted contracts	59,224	33,349
Prepaid expenses	343,173	124,720
Inventory	-	9,445
Total current assets	6,887,959	981,149
Equipment, net	7,668	5,559
Goodwill	4,162,173	4,162,173
Intangible assets, net	3,175,563	3,587,250

Totals	$14,233,363	$8,736,131

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$927,724	$350,772
Billings in excess of costs and estimated earnings on uncompleted contracts	802,915	48,478
Deferred revenue	-	72,788
Conversion option liabilities	-	384,461
Total current liabilities	1,730,639	856,499
Convertible debentures, net of discounts	-	2,446,337
Total liabilities	1,730,639	3,302,836

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, $1.00 par value, 5,405,010 shares authorized; 0 issued and outstanding as of September 30, 2017 and 1,801,670 issued and outstanding as of December 31, 2016	-	1,801,670
Common stock, $0.01 par value, 300,000,000 shares authorized; 4,257,238 issued and outstanding as of September 30, 2017 and 163,901 issued and outstanding as of December 31, 2016	42,573	1,639
Additional paid-in capital	17,206,030	4,936,562
Accumulated deficit	(4,745,879)	(1,306,576)
Total stockholders’ equity	12,502,724	5,433,295

Totals	$14,233,363	$8,736,131

The accompanying notes are an integral part of these condensed consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor For the Three Months Ended September 30, 2017	Successor For the Three Months Ended September 30, 2016
	(Unaudited)	(Unaudited)
Revenue:
Construction revenue	$1,326,005	$238,781
Engineering services	68,947	76,929
Total	1,394,952	315,710

Cost of revenue:
Construction revenue	1,242,113	189,520
Engineering services	54,942	68,423
Total	1,297,055	257,943

Gross profit	97,897	57,767

Operating expenses:
Payroll and related expenses	749,407	155,455
General and administrative expenses	324,794	236,804
Marketing and business development expense	56,343	16,196
Pre-project expenses	11,657	22,633
Total	1,142,201	431,088

Operating loss	(1,044,304)	(373,321)

Other income (expense):
Interest expense	-	(123,412)
Interest income	3	3
Other income	1,000	-
Change in fair value of financial instruments	-	18,345
Total	1,003	(105,064)

Net loss before reorganization items	(1,043,301)	(478,385)

Reorganization items:
Legal and professional fees	-	(64,821)
Total	-	(64,821)

Net loss	$(1,043,301)	$(543,206)

Net loss per share - basic and diluted:
Basic and diluted	$(0.25)	$(1.11)

Weighted average shares outstanding:
Basic and diluted	4,177,890	491,357

The accompanying notes are an integral part of these condensed consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor For the Nine Months Ended September 30, 2017	Successor For the Three Months Ended September 30, 2016	Predecessor For the Six Months Ended June 30, 2016
	(Unaudited)	(Unaudited)	(Unaudited)
Revenue:
Construction revenue	$2,728,462	$238,781	$1,004,216
Engineering services	272,817	76,929	52,007
Total	3,001,279	315,710	1,056,223

Cost of revenue:
Construction revenue	2,375,139	189,520	816,076
Engineering services	229,227	68,423	43,898
Total	2,604,366	257,943	859,974

Gross profit	396,913	57,767	196,249

Operating expenses:
Payroll and related expenses	1,385,005	155,455	367,254
General and administrative expenses	1,048,853	236,804	557,069
Marketing and business development expense	122,529	16,196	22,729
Pre-project expenses	28,304	22,633	26,411
Total	2,584,691	431,088	973,463

Operating loss	(2,187,778)	(373,321)	(777,214)

Other income (expense):
Interest expense	(330,388)	(123,412)	(429,017)
Interest income	11	3	8
Other income	1,000	-	-
Loss on conversion of convertible debentures	(1,018,475)	-	-
Change in fair value of financial instruments	96,327	18,345	-
Total	(1,251,525)	(105,064)	(429,009)

Net loss before reorganization items	(3,439,303)	(478,385)	(1,206,223)

Reorganization items:
Legal and professional fees	-	(64,821)	(171,893)
Gain on reorganization	-	-	713,379
Total	-	(64,821)	541,486

Net loss	$(3,439,303)	$(543,206)	$(664,737)

Net loss per share - basic and diluted:
Basic and diluted	$(2.09)	$(1.11)	$(0.02)

Weighted average shares outstanding:
Basic and diluted	1,647,916	491,357	42,918,927

The accompanying notes are an integral part of these condensed consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES

IN STOCKHOLDERS' EQUITY (Unaudited)

	$0.01 Par Value Common Stock		Preferred	Additional Paid-in	Accumulated
	Shares	Amount	Stock	Capital	Deficit	Total

Balance - December 31, 2016	163,901	$1,639	$1,801,670	$4,936,562	$(1,306,576)	$5,433,295

Stock-based compensation	-	-	-	649,204	-	649,204

Issuance of common stock, net of issuance costs	1,725,000	17,250	-	7,044,944	-	7,062,194

Issuance of common stock for services	50,000	500	-	213,500	-	214,000

Conversion of preferred stock	1,801,670	18,017	(1,801,670)	1,783,653	-	-

Conversion of convertible debentures	516,667	5,167	-	2,578,167	-	2,583,334

Net loss	-	-	-	-	(3,439,303)	(3,439,303)

Balance – September 30, 2017	4,257,238	$42,573	$-	$17,206,030	$(4,745,879)	$12, 502,724

The accompanying notes are an integral part of these condensed consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor For the Nine Months Ended September 30, 2017	Successor For the Three Months Ended September 30, 2016	Predecessor For the Six Months Ended June 30, 2016
	(Unaudited)	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(3,439,303)	$(543,206)	$(664,737)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	2,083	674	1,629
Amortization of debt issuance costs	-	-	5,204
Amortization of discount on convertible debentures	330,388	145,875	-
Amortization of intangible assets	440,507	111,808	387,965
Interest income on short-term investment	(12)	(3)	(8)
Loss on conversion of convertible debentures	1,018,475	-	-
Change in fair value of financial instruments	(96,327)	(18,345)	-
Interest expense on debtor in possession financing	-	-	35,848
Gain on reorganization	-	-	(713,379)
Stock-based compensation	649,204	-	119,146
Changes in operating assets and liabilities:
Accounts receivable	(122,679)	(88,874)	(104,858)
Costs and estimated earnings in excess of billings on uncompleted contracts	(25,875)	(25,753)	-
Prepaid expenses and other current assets	(4,453)	(5,000)	(28,589)
Inventory	9,445	(98,257)	118,011
Intangible asset	(28,820)	-	-
Accounts payable and accrued expenses	576,952	(76,403)	269,317
Accrued interest, related party	-	(26,500)	-
Accounts payable and accrued expenses – subject to compromise	-	(21,197)	(22,457)
Related party accounts payable and accrued expenses	-	45,818	-
Related party accounts payable and accrued expenses – subject to compromise	-	(113,789)	(163,522)
Billings in excess of costs and estimated earnings on uncompleted contracts	754,437	68,679	14,650
Deferred revenue	(72,788)	83,587	(87,115)
Net cash used in operating activities	(8,766)	(560,886)	(832,895)

Cash flows provided by investing activities:
Purchase of equipment	(4,192)	-	-
Security deposit refund	-	-	2,700
Net cash provided by (used in) investing activities	(4,192)	-	2,700

Cash flows from financing activities:
Principal payments on related party notes payable	-	(48,500)	-
Proceeds from issuance of convertible debentures	-	-	1,319,001
Proceeds from public stock offering, net of issuance costs	7,062,194	-	-
Payments on convertible debentures	(1,500,000)	-	-
Net cash provided by (used in) financing activities	5,562,194	(48,500)	1,319,001

Net increase (decrease) in cash and cash equivalents	5,549,236	(609,386)	488,806

Cash and cash equivalents - beginning of period	549,100	955,803	466,997

Cash and cash equivalents - end of period	$6,098,336	$346,417	$955,803

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-	$-
Supplemental disclosure of non-cash financing activities:
Conversion of debtor in possession financing to convertible debentures	$-	$-	$600,000
Conversion of convertible debentures to common stock	$2,583,334	$-	$-
Conversion of preferred stock to common stock	$1,801,670	$-	$-
Issuance of common stock for prepaid services	$214,000	-	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2017 and 2016 (Unaudited)

1.	Description of Business

SG Blocks, Inc. (the “Company”, “SGB”, “we” or “us”) was previously known as CDSI Holdings, Inc. (a Delaware corporation incorporated on December 29, 1993). On November 4, 2011, the Company’s wholly-owned subsidiary was merged with and into SG Building Blocks, Inc. (“SG Building,” formerly SG Blocks Inc.) (the “Merger”), with SG Building surviving the Merger and becoming a wholly-owned subsidiary of the Company. The Merger was a reverse merger that was accounted for as a recapitalization of SG Building as SG Building was the accounting acquirer. Accordingly, the historical financial statements presented are the financial statements of SG Building.

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

Reverse Stock Split

On February 28, 2017, the Company effected a 1-for-3 reverse stock split of its successor common stock and preferred stock, which has since been converted. All share and per share amounts set forth in the consolidated financial statements of the Company have been retroactively restated to reflect the split as if it had occurred as of the earliest period presented.

Public Offering

On June 27, 2017, we completed a public offering of our common stock (the “Public Offering”). In connection with the Public Offering, we sold 1,500,000 shares of common stock at a public offering price of $5.00 per share, resulting in aggregate net proceeds of $6,826,558 after deducting underwriting discounts and commissions and related expenses of $673,442. On July 12, 2017, the underwriters of the Public Offering exercised their option to purchase an additional 225,000 shares of common stock, resulting in net proceeds of $1,046,250 after deducting underwriting discounts and commissions and related expenses of $78,750.

In connection with the Public Offering and as compensation to the underwriters, the Company issued warrants to purchase an aggregate of 86,250 shares of the Company’s common stock, at an exercise price of $6.25 per share, to certain affiliates of the underwriters. See Note 9 for additional information regarding the underwriters’ warrants.

The Company incurred a total of $1,562,806 in issuance costs in connection with the Public Offering.

As of September 30, 2017, the Company had 4,257,238 shares of common stock issued and outstanding.

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

Through September 30, 2017, the Company has incurred an accumulated deficit of $4,745,879. At September 30, 2017, the Company had a cash balance of $6,098,336 and short-term investments of $30,029.

Since the Company’s inception, it has generated revenues from construction, engineering services, and project management.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2017 and 2016 (Unaudited)

2.	Liquidity and Financial Condition (continued)

On October 15, 2015, the Company, as borrower, and its subsidiaries, as guarantors, entered into a Debtor in Possession Credit Agreement (the “DIP Credit Agreement” and the loans thereunder, the “DIP Loan”) with Hillair Capital Investments L.P. (“HCI”). As a condition to the making of the DIP Loan, the Company and its subsidiaries entered into a Senior Security Agreement (the “DIP Security Agreement” and, together with the DIP Credit Agreement and the other documents entered into in connection therewith, the “DIP Facility”), also dated as of October 15, 2015, with Hillair Capital Management LLC (“HCM”), pursuant to which SGB and its subsidiaries granted HCM a first priority security interest in all of their respective assets for the benefit of HCI. The DIP Loan had a maximum principal amount of $600,000, bore interest at a rate of 12%, required the Company to pay a collateral fee of $25,000 and was due and payable upon the earlier to occur of April 15, 2016 or other dates specified in the DIP Credit Agreement. The DIP Loan became due on April 15, 2016, but was not repaid until the Effective Date, as described below. The funds advanced under the DIP Facility were used by the Company to fund its operation during the bankruptcy proceeding, including payment of professional fees and expenses. On the Effective Date and in accordance with the Plan, the DIP Facility was repaid in full and the related DIP Credit Agreement was terminated.

Prior to the Effective Date, SGB was authorized to issue: (i) 300,000,000 shares of common stock, par value $0.01 (the “Former Common Stock”), of which 42,918,927 shares were issued and outstanding as of June 29, 2016; and (ii) 5,000,000 shares of preferred stock, par value $0.01 (the “Former Preferred Stock”), none of which were issued and outstanding prior to the Effective Date.

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

For the Nine Months Ended September 30, 2017 and 2016 (Unaudited)

2.	Liquidity and Financial Condition (continued)

On the Effective Date, all previously issued and outstanding shares of the Former Common Stock were deemed discharged, cancelled and extinguished, and, pursuant to the Plan, SGB issued, in the aggregate, 163,901 shares of common stock, par value $0.01 (the “New Common Stock”), to the holders of Former Common Stock, representing 7.5% of SGB’s issued and outstanding New Common Stock, after taking into account full exercise of the Management Options (as defined below) and conversion of the New Preferred Stock (as defined below), but prior to any conversion of the Exit Facility, as of the Effective Date. Further, under the Plan, upon the Effective Date certain members of the Company’s management were entitled to receive options (“Management Options”) to acquire an aggregate of 10%, or approximately 218,384 shares, of SGB’s New Common Stock, on a fully diluted basis, assuming conversion of all of the New Preferred Stock but not the Exit Facility. On October 26, 2016, SGB authorized the Management Options to be issued.

On the Effective Date, pursuant to the terms of the Plan and the Company’s Amended and Restated Certificate of Incorporation, the Company filed with the Secretary of State of the State of Delaware a Certificate of Designations of Convertible Preferred Stock, designating 5,405,010 shares of preferred stock, par value $1.00 (the “New Preferred Stock”). On the Effective Date and pursuant to the Plan, each Prepetition Loan Document, as defined in the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on July 7, 2016, was cancelled and the holders of debt thereunder received one share of the New Preferred Stock for each dollar owed by the Company thereunder. Prior to its conversion in June 2017, the New Preferred Stock was convertible into New Common Stock on a 1:1 basis and, if converted on the Effective Date, would convert into 82.5% of the New Common Stock issued and outstanding on the Effective Date, after taking into account shares of New Common Stock issued to holders of the Former Common Stock and the exercise of the Management Options but prior to any conversion of the Exit Facility. As described elsewhere in this Quarterly Report on Form 10-Q, in connection with the Company’s Public Offering, the Company converted all of the issued and outstanding shares of New Preferred Stock into 1,801,670 shares of New Common Stock.

In addition, each of the general unsecured claims received a distribution of 100% of its allowed claim, plus post-petition interest calculated at the Federal judgment rate, payable as follows: 50% on the Effective Date, 25% at the conclusion of the next full fiscal quarter after the Effective Date and the remaining 25%, plus any post-petition interest owed, at the conclusion of the second full fiscal quarter after the Effective Date. These claims have been identified as subject to compromise on the balance sheet.

Upon the Company’s emergence from Chapter 11 bankruptcy, the Company adopted fresh start accounting, pursuant to the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 852, “Reorganizations” (“ASC 852”), and applied the provisions thereof to its financial statements. The Company qualified for fresh start accounting because (i) the holders of existing voting shares of the pre-emergence debtor-in-possession (the “Predecessor” or “Predecessor Company”) received less than 50% of the voting shares of the post-emergence successor entity (the “Successor” or “Successor Company”) and (ii) the reorganization value of the Company’s assets immediately prior to confirmation was less than the post-petition liabilities and allowed claims. The Company applied fresh start accounting on June 30, 2016 when it emerged from bankruptcy protection. Adopting fresh start accounting results in a new reporting entity for financial reporting purposes with no beginning retained earnings or deficit. The cancellation of all existing shares outstanding on the Effective Date and issuance of new shares of the Successor Company caused a related change of control of the Company under ASC 852. Upon the application of fresh start accounting, the Company allocated the reorganization value to its individual assets based on their estimated fair values. Reorganization value represents the fair value of the Successor Company’s assets before considering liabilities. As a result of the application of fresh start accounting, as well as the effects of the implementation of the Plan, the Consolidated Financial Statements on or after June 30, 2016 are not comparable with the Consolidated Financial Statements prior to that date. References to “Successor” or “Successor Company” relate to the financial position and results of operations of the reorganized Company subsequent to June 30, 2016. References to “Predecessor” or “Predecessor Company” refer to the financial position and results of operations of the Company prior to June 30, 2016.

Reorganization Value. Reorganization value represents the fair value of the Successor Company’s net assets and is intended to approximate the amount a willing buyer would pay for the net assets immediately after restructuring. Under fresh start accounting, we allocated the reorganization value to our individual assets and liabilities based on their estimated fair values.

A discounted cash flow (“DCF”) analysis was performed based on budgeted performance for third and fourth fiscal quarters of 2016, and forecasted performance for 2017 through 2020. The DCF analysis also included a terminal value at the end of the forecast period (e.g., after 3.5 years). The terminal value was derived using a Gordon Growth model, which capitalizes the terminal year cash flow at a rate of 5%. The DCF included a 40% tax rate and the use of the Company’s existing net operating loss carry-forward.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2017 and 2016 (Unaudited)

2.	Liquidity and Financial Condition (continued)

The discount rate employed in the DCF model was approximately 36.73%. This discount rate is within the range of discount rates cited in the relevant accounting guidance for second- and third-stage venture companies.

The identified separable intangible assets included proprietary technology and knowledge and customer contacts. These were valued through identification of the specific cash flows attributable to each asset, using a discount rate of 30% in each case. The proprietary technology and knowledge was valued at $2,766,000 using a royalty savings method over the expected 20-year life of the asset. This method recognizes that ownership of intellectual property relieves the owner from having to pay a royalty to another party for its use. The customer relationships were valued in aggregate at $1,113,000 using a multi-period excess earnings method (MPEEM) over a period of 2.5 years. In this analysis, signed customer contracts, probability-weighted renewals, and the gross margins of each contract were identified. Other operating expenses and charges for the use of contributory assets were applied to derive the expected cash flows due to these contracts.

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

The Company identified an embedded derivative related to the convertible option feature included in the convertible debentures. The accounting treatment of derivative financial instruments requires the Company to bifurcate and fair value the derivative as of the inception date of the convertible debentures and to fair value the derivative as of each subsequent reporting date. Upon issuance of the convertible debentures on June 30, 2016, the Company received net proceeds of $1,319,001, net of the payoff of $600,000 debtor-in-possession financing and $35,848 in interest expense on such financing, recorded a discount of $500,000, reimbursed HCI for $45,151 of reorganization costs and recognized a derivative financial instrument approximating $394,460. After these adjustments, the Company’s debt was $1,605,540. The difference between the $2,500,000 face amount and the discounts recorded is being amortized over two years, the current expected life of the debt. The fair value of the convertible options was estimated using a Black-Scholes pricing model with the following assumptions: stock price of $3.00; strike price of $3.75; expected volatility of 48.8%; risk free interest rate of 0.58%; and expiration date of two years. The fair value of these convertible options was estimated using Level 3 inputs.

The adjustments set forth in the following condensed consolidated balance sheet reflect the effect of the consummation of the transactions contemplated by the Plan (reflected in the column “Reorganization Adjustments”), as well as fair value adjustments as a result of the adoption of fresh start accounting (reflected in the column “Fresh Start Adjustments”). The explanatory notes highlight methods used to determine fair values or other amounts of the assets and liabilities, as well as significant assumptions.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2017 and 2016 (Unaudited)

2.	Liquidity and Financial Condition (continued)

The following table reflects the preliminary reorganization and application of ASC 852 on our condensed consolidated balance sheet as of June 30, 2016 (the date of emergence):

	Predecessor Company	Reorganization Adjustments		Fresh Start Adjustments		Successor Company
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$-	$955,803	(1)	$-		$955,803
Short-term investment	30,011	-		-		30,011
Accounts receivable, net	190,893	-		-		190,893
Prepaid expenses	28,589	-		-		28,589
Inventory	40,170	-		-		40,170
Total current assets	289,663	955,803		-		1,245,466
Equipment, net	5,600	-		-		5,600
Security deposit	1,200	-		-		1,200
Goodwill	-	-		4,162,173	(7)	4,162,173
Intangible assets	-	-		3,879,000	(7)	3,879,000
Totals	$296,463	$955,803		$8,041,173		$9,293,439

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable and accrued expenses	$487,699	$(212,219)	(2)	$-		$275,480
Accounts payable and accrued expenses – subject to compromise	120,325	(86,612)	(2)	-		33,713
Accrued interest, related party – subject to compromise	43,301	(16,801)	(2)	-		26,500
Accrued interest	173,147	(173,147)	(2)	-		-
Related party accounts payable and accrued expenses – subject to compromise	370,151	(163,522)	(2)	-		206,629
Related party notes payable – secured claim	73,500	-		-		73,500
Convertible debentures, net of discounts	5,405,010	(5,405,010)	(3)	-		-
Billings in excess of costs and estimated earnings on uncompleted contracts	42,674	-		-		42,674
Deferred revenue	83,415	-		-		83,415
Convertible option liabilities	-	394,460	(4)	-		394,460
Total current liabilities	6,799,222	(5,662,851)		-		1,136,371
Debtor in possession financing	600,000	(600,000)	(4)	-		-
Convertible debentures, net of discounts	-	1,605,540	(4)	-		1,605,540
Total liabilities	7,399,222	(4,657,311)		-		2,741,911

Commitments and Contingencies

Stockholders’ equity (deficit):
Successor preferred stock, $1.00 par value, 5,405,010 shares authorized; 1,801,670 issued and outstanding at June 30, 2016	-	1,801,670	(3)	-		1,801,670
Predecessor preferred stock, $0.01 par value, 5,000,000 shares authorized; 0 issued and outstanding at December 31, 2015	-	-		-		-
Successor common stock, $0.01 par value, 300,000,000 shares authorized; 163,901 issued and outstanding at June 30, 2016	-	1,639	(5)	-		1,639
Predecessor common stock, $0.01 par value, 300,000,000 shares authorized; 42,918,927 issued and outstanding at December 31, 2015	429,189	(429,189)	(5)	-		-
Successor additional paid-in capital	-	3,561,463	(3)(6)	1,186,756	(7)	4,748,219
Predecessor additional paid-in capital	7,290,829	-		(7,290,829	) (7)	-
Accumulated deficit	(14,822,777)	677,531		14,145,246	(7)	-
Total stockholders’ equity (deficit)	(7,102,759)	5,613,114		8,041,173		6,551,528
Totals	$296,463	$955,803		$8,041,173		$9,293,439

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2017 and 2016 (Unaudited)

2.	Liquidity and Financial Condition (continued)

Reorganization Adjustments

1.	Reflects the net cash payments recorded as of the Effective Date from implementation of the Plan:

Sources:
Net proceeds from Exit Facility	$1,319,001
Total sources	1,319,001
Uses:
Predecessor accounts payable and accrued expenses paid upon emergence	185,979
Other payments made upon emergence	177,219
Total uses	363,198
Net Sources	$955,803

2.	Reflects the settlement of accounts payable and accrued expenses upon our emergence from bankruptcy, as well as payments made on the Effective Date.
3.	Reflects the conversion of Convertible Debentures to Preferred Stock.
4.	Reflects the Convertible Debentures.
5.	Reflects the cancellation of Former Common Stock and the issuance of New Common Stock.
6.	Reorganization adjustment.

Fresh Start Adjustments

7.	Reflects the recognition of goodwill, intangible assets and the cumulative impact of fresh-start adjustments.

Reorganization Items

Reorganization items represent amounts incurred subsequent to the bankruptcy filing as a direct result of such filing and are comprised of the following:

	Successor For the Three Months Ended September 30, 2016	Predecessor For the Six Months Ended June 30, 2016
Professional fees	$(64,821)	$(171,893)
Net gain on reorganization items	-	713,379
Reorganization items, net	$(64,821)	$541,486

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2017 and 2016 (Unaudited)

3.	Summary of Significant Accounting Policies

Interim financial information – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, all adjustments, consisting of normal accruals, considered necessary for a fair presentation of the interim financial statements have been included. Results for the nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

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

Accounting estimates – The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Significant areas that require the Company to make estimates include revenue recognition, stock-based compensation, warrant liabilities and allowance for doubtful accounts. Actual results could differ from those estimates.

Operating cycle – The length of the Company’s contracts varies, but is typically between six to twelve months. Assets and liabilities relating to long-term contracts are included in current assets and current liabilities in the accompanying balance sheets as they will be liquidated in the normal course of contract completion, which at times could exceed one year.

Revenue recognition – The Company accounts for its long-term contracts associated with the design, engineering, manufacture and project management of building projects and related services using the percentage-of-completion accounting method. Under this method, revenue is recognized based on the extent of progress towards completion of the long-term contract. The Company uses the cost to cost basis because management considers it to be the best available measure of progress on these contracts.

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

The Company offers a one-year warranty on completed contracts. For the nine months ended September 30, 2017 and 2016, the warranty claims were not material. The Company does not anticipate that any additional claims are likely to occur for warranties that are currently outstanding. Accordingly, no warranty reserve is considered necessary for any of the periods presented.

The Company also supplies repurposed containers to its customers. In these cases, the Company serves as a supplier to its customers for standard and made to order products that it sells at fixed prices. Revenue from these contracts is generally recognized when the products have been delivered to the customer, accepted by the customer and collection is reasonably assured. Revenue is recognized upon completion of the following: an order for product is received from a customer; written approval for the payment schedule is received from the customer and the corresponding required deposit or payments are received; a common carrier signs documentation accepting responsibility for the unit as agent for the customer; and the unit is delivered to the customer’s receiving point, at which point the title and risk of loss passes to the customer.

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

For the Nine Months Ended September 30, 2017 and 2016 (Unaudited)

3.	Summary of Significant Accounting Policies (continued)

Inventory – Raw construction materials (primarily shipping containers) are valued at the lower of cost (first-in, first-out method) or net realizable value. Finished goods and work-in-process inventories are valued at the lower of costs or net realizable value, using the specific identification method. As of December 31, 2016, inventory consisted principally of work-in-process inventory, which amounted to $9,445. As of September 30, 2017, the Company had no inventory.

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

Intangible assets – Intangible assets represent the preliminary assets identified upon emergence from bankruptcy and consist of: $2,766,000 of proprietary knowledge and technology which is being amortized over 20 years; $1,113,000 of customer contracts which is being amortized over 2.5 years; and trademarks of $28,820 which is being amortized over 5 years. The Company evaluated intangible assets for impairment during the year ended December 31, 2016 and determined that there were no impairment losses. The accumulated amortization as of September 30, 2017 amounted to $732,257. The amortization expense for the nine months and three months ended September 30, 2017 was $440,507 and $147,316, respectively, and is included in general and administrative expenses on the accompanying condensed consolidated statements of operations. The amortization expense for the three months ended September 30, 2016 was $145,875, and is included in general and administrative expenses on the accompanying condensed consolidated statements of operations. The estimated remaining amortization expense for the successive five years is as follows:

For the year ending December 31,:
2017	$147,316
2018	589,264
2019	144,064
2020	144,064
2021	144,064
Thereafter	2,006,791
$3,175,563

Fair value measurements – Financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, are carried at cost, which the Company believes approximates fair value due to the short-term nature of these instruments.

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

The Company uses three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities.
Level 2	Quoted prices for similar assets and liabilities in active markets or inputs that are observable.
Level 3	Inputs that are unobservable (for example, cash flow modeling inputs based on assumptions).

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2017 and 2016 (Unaudited)

3.	Summary of Significant Accounting Policies (continued)

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	September 30, 2017	Quoted prices in active market for identical assets (Level l)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Short-term investment	$30,029	$-	$30,029	$-

	December 31, 2016	Quoted prices in active market for identical assets (Level l)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Short-term investment	$30,017	$-	$30,017	$-
Conversion option liabilities	$384,461	$-	$-	$384,461

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

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis:

	Successor for the nine months ended September 30, 2017	Successor for the nine months ended September 30, 2016
Beginning balance	$384,461	$-
Aggregate fair value of conversion option liabilities issued	-	394,460
Change in fair value related to conversion of convertible debentures	(288,134)	-
Change in fair value of conversion option liabilities and warrants	(96,327)	(18,345)
Ending balance	$-	$376,115

The significant assumptions and valuation methods that the Company used to determine fair value and the change in fair value of the Company’s derivative financial instruments are discussed below.

The Company presented the warrant liability and conversion option liabilities at fair value on its condensed consolidated balance sheets, with the corresponding changes in fair value recorded in the Company’s condensed consolidated statements of operations for the applicable reporting periods. As disclosed in Note 9, the Company computed the fair value of the warrant liability and conversion option liability at the date of issuance and the reporting date of December 31, 2016 using a Black-Scholes model.

The calculation of the Black-Scholes model involves the use of the fair value of the Company’s common stock, estimated term, volatility, risk-free interest rates and dividend yield (if applicable). The Company developed the assumptions that were used as follows: the fair value of the Company’s common stock was obtained from the terms of the recapitalization of the Company including the Exit Facility, which occurred concurrent with the Company’s emergence from bankruptcy protection, as well as the publicly traded market price; the term represents the remaining contractual term of the derivative; the volatility rate was developed based on analysis of the Company’s historical stock price volatility and the historical volatility rates of several other similarly situated companies (using a number of observations that was at least equal to or exceeded the number of observations in the life of the derivative financial instrument at issue); the risk free interest rates were obtained from publicly available U.S. Treasury yield curve rates; and the dividend yield is zero because the Company has not paid dividends and does not expect to pay dividends in the foreseeable future.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2017 and 2016 (Unaudited)

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

With respect to receivables, concentrations of credit risk are limited to a few customers in the construction industry. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers other than normal lien rights. At September 30, 2017 and December 31, 2016, 60% and 63%, respectively, of the Company’s accounts receivable were due from three customers, respectively.

Revenue relating to one customer represented approximately 83% of the Company’s total revenue for the three months ended September 30, 2017. Revenue relating to two customers represented approximately 73% and 12% of the Company’s total revenue for the three months ended September 30, 2016. Revenue relating to two customers represented approximately 48% and 25% of the Company’s total revenue for the nine months ended September 30, 2017. Revenue relating to two customers represented approximately 36% and 35% of the Company’s total revenue for the nine months ended September 30, 2016.

Costs of revenue relating to one and two vendors represented approximately 59% and 64% of the Company’s total cost of revenue for the three months ended September 30, 2017 and 2016, respectively. Costs of revenue relating to two vendors represented approximately 71% and 67% of the Company’s total cost of revenue for the nine months ended September 30, 2017 and 2016, respectively. The Company believes it has access to alternative suppliers, with limited disruption to the business, should circumstances change with its existing suppliers.

Recent accounting pronouncements – In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 (“ASU 2014-09”), which creates Topic 606, Revenue from Contracts with Customers, and supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, ASU 2014-09 supersedes the cost guidance in Subtopic 605-35, Revenue Recognition – Construction-Type and Production-Type Contracts, and creates new Subtopic 340-40, Other Assets and Deferred Costs – Contracts with Customers. In summary, the core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, ASU 2014-09 requires enhanced financial statement disclosures over revenue recognition as part of the new accounting guidance. The amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and early application is permitted commencing January 1, 2017. The Company is currently evaluating the provisions of ASU 2014-09 and assessing the impact, if any, it may have on its financial position and results of operations.

In July 2015, the FASB issued ASU No. 2015-11, Inventory: Simplifying the Measurement of Inventory (“ASU 2015-11”). The update requires inventory not measured using either the last in, first out (LIFO) or the retail inventory method to be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable cost of completion, disposal and transportation. The update is effective for fiscal years beginning after December 15, 2016. Early adoption is permitted for financial statements that have not been previously issued. The Company has adopted ASU 2015-11 as of January 1, 2017. The provisions of ASU 2015-11 do not have a material impact on presentation and disclosures of the financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). The update’s principle objective is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet. ASU 2016-02 continues to retain a distinction between finance and operating leases, but requires lessees to recognize a right-of-use asset representing its right to use the underlying asset for the lease term and a corresponding lease liability on the balance sheet for all leases with terms greater than twelve months. The update is effective for fiscal years beginning after December 15, 2018. Early adoption is permitted for financial statements that have not been previously issued. The Company is currently evaluating the effects of ASU 2016-02 on the financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718) (“ASU 2016-09”). The update makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation, and the financial statement presentation of excess tax benefits or deficiencies. ASU 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. The update is effective for fiscal years beginning after December 15, 2016. The Company adopted ASU 2016-09 as of January 1, 2017 with no material impact on the financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2017 and 2016 (Unaudited)

4.	Accounts Receivable

At September 30, 2017 and December 31, 2016, the Company’s accounts receivable consisted of the following:

	September 30, 2017	December 31, 2016
Billed:
Construction revenue	$83,134	$124,713
Engineering services	91,198	144,040
Retainage receivable	217,100	-
Total gross receivables	391,432	268,753
Less: allowance for doubtful accounts	(34,235)	(34,235)
Total net receivables	$357,197	$234,518

5.	Costs and Estimated Earnings on Uncompleted Contracts

Costs and estimated earnings on uncompleted contracts consist of the following at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Costs incurred on uncompleted contracts	$1,979,931	$316,722
Provision for loss on uncompleted contracts	-	-
Estimated earnings to date on uncompleted contracts	135,876	40,488
	2,115,807	357,210
Less: billings to date	(2,859,498)	(372,339)
	$(743,691)	$(15,129)

The above amounts are included in the accompanying condensed consolidated balance sheets under the following captions at September 30, 2017 and December 31, 2016.

	September 30, 2017	December 31, 2016
Costs and estimated earnings in excess of billings on uncompleted contracts	$59,224	$33,349
Billings in excess of costs and estimated earnings on uncompleted contracts	(802,915)	(48,478)
	$(743,691)	(15,129)

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

For the Nine Months Ended September 30, 2017 and 2016 (Unaudited)

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

In connection with the Public Offering, HCI converted approximately $1,937,500 of the 2016 Debentures into 516,667 shares of New Common Stock. The Company recorded a loss of $1,018,475 on the conversion of the 2016 Debentures. The Company repaid the remaining outstanding balance of approximately $1,500,000 using proceedings from the Public Offering.

A summary of the Company’s convertible debentures is as follows:

	September 30, 2017	December 31, 2016
June 2016 Debenture, net of $0 and $670,845 discount	$-	$1,829,155
November 2016 Debenture, net of $0 and $320,318 discount	-	617,182

Total debt	-	2,446,337

Less current portion	-	-

Long-term debt	$-	$2,446,337

For the three months ended September 30, 2016, total amortization relating to the discount amounted to $111,808, and is included in interest expense on the accompanying consolidated statements of operations. For the nine months ended September 30, 2017 and 2016, total amortization relating to the discount amounted to $330,388 and $499,773, respectively, and is included in interest expense on the accompanying consolidated statements of operations.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2017 and 2016 (Unaudited)

7.	Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of the common shares issuable upon the exercise of stock options and warrants. Potentially dilutive common shares are excluded from the calculation if their effect is antidilutive. At September 30, 2017, there were options and warrants to purchase 943,603 and 86,250 shares of common stock, respectively, outstanding which could potentially dilute future net income (loss) per share.

At September 30, 2016, the Company had outstanding convertible debt which was initially convertible into 2,000,000 shares of common stock that could have potentially diluted future net income (loss) per share. The number of shares the convertible debt could be converted into could potentially have increased under certain circumstances related to the market price of the Company’s common stock at the time of conversion. In connection with the Plan, all of the stock options and warrants outstanding as of the Effective Date were cancelled.

8.	Stock Options

Employee Stock Options

A summary of employee stock option activity as of September 30, 2017 and changes during the nine months then ended are presented below:

	Shares	Weighted Average Fair Value Per Share	Weighted Average Exercise Price Per Share	Weighted Average Remaining Terms (in years)	Aggregate Intrinsic Value

Outstanding - December 31, 2016	295,051	$1.25	$3.00	9.86	-
Granted	598,552	1.22	4.28	-	-
Exercised	-	-	-	-	-
Cancelled	-	-	-	-	-
Outstanding – September 30, 2017	893,603	$1.23	$3.86	9.41	$736,937

Exercisable – December 31, 2016	128,299	$1.25	$3.00	9.86	$-
Exercisable – September 30, 2017	670,153	$1.22	$4.15	9.46	$450,921

For the three months ended September 30, 2017, the Company recognized stock-based compensation expense of $439,821. For the nine months ended September 30, 2017 and 2016, the Company recognized stock-based compensation expense of $649,204 and $119,146, respectively. This expense is included in payroll and related expenses in the accompanying condensed consolidated statements of operations.

As of September 30, 2017, the Company had $260,773 of total unrecognized compensation costs related to non-vested stock options, which will be expensed over a weighted average period of 1.39 years. The intrinsic value is calculated as the difference between the fair value of the stock price at year end and the exercise price of each of the outstanding stock options. The fair value of the stock price at September 30, 2017 was $4.28 per share.

In March 2017, Paul Galvin, the Company’s Chief Executive Officer, and Mahesh Shetty, the Company’s Chief Financial Officer, were granted options to purchase 185,425 and 132,446 shares of the Company’s common stock, respectively, the exercise price of which was contingent on the offering price of the Public Offering. 185,425 of such options have an exercise price of $5.00 per share and 132,446 have an exercise price of $6.00 per share. These options vested during the three months ended September 30, 2017, when certain performance conditions were met. The fair value of these options upon issuance amounted to $370,558.

Non-Employee Stock Options

In September 2017, in connection with an advisory agreement entered into by the Company (the “Advisory Agreement”), a consultant was granted options to purchase 50,000 shares of the Company’s common stock, with an exercise price of $6.25. The options vest when certain performance conditions are met. These performance conditions consist of the purchase of fifty modular units from the Company. As of September 30, 2017, these options have not vested.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2017 and 2016 (Unaudited)

9.	Warrants

In conjunction with the Public Offering, the Company issued to certain affiliates of the underwriters, as compensation, warrants to purchase an aggregate of 86,250 shares of common stock at an exercise price of $6.25 per share. The warrants are exercisable at the option of the holder on or after June 21, 2018 and expire June 21, 2023. The fair value of warrants was calculated utilizing a Black-Scholes model and amounted to $63,796. The fair market value of the warrants as of the date of issuance has been included in issuance costs in additional paid-in-capital.

10.	Stockholders’ Equity

Public Offering – In June 2017, the Company issued 1,500,000 shares of its common stock at $5.00 per share through the Public Offering. The Company incurred $1,388,615 in issuance costs from the Public Offering and issued 75,000 warrants valued at $55,475 to the underwriters (see Note 9).

In July 2017, as permitted by the underwriting agreement entered into in connection with the Public Offering, the underwriters exercised their option to purchase an additional 225,000 shares of common stock at $5.00 per share. The Company incurred $174,191 in issuance costs from this issuance. In connection with this exercise, certain affiliates of the underwriters were granted additional warrants to purchase 11,250 shares of common stock in the aggregate valued at $8,321 (see Note 9).

In connection with the Public Offering, the Company issued 1,801,670 shares of its common stock upon conversion of all outstanding New Preferred Stock.

Also in connection with the June Offering, the Company issued a total of 516,667 shares of its common stock upon conversion of an aggregate amount of $1,937,500 of the 2016 Debentures. The fair market value of the shares at the time of conversion was $2,583,334. The Company recognized a loss of $645,833, which is included in the overall loss on conversion of convertible debentures of $1,018,475 at June 30, 2017.

Issuance of Common Stock for Services – In accordance with the Advisory Agreement, the consultant was issued 50,000 shares of the Company’s common stock for services that shall be performed by November 30, 2017. The fair market value of these shares amounted to $214,000 as of September 30, 2017.

11.	Construction Backlog

The following represents the backlog of signed construction and engineering contracts in existence at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Balance – beginning of period	$541,291	$105,851
New contracts and change orders during the period	79,547,622	807,786
	80,088,913	913,637
Less: contract revenue earned during the period	(3,001,279)	(372,346)
	77,087,634	541,291
Contracts signed but not started	-	-
Balance – end of period	$77,087,634	$541,291

Backlog at September 30, 2017 includes two large contracts entered into by the Company during the third quarter in the amounts of approximately $55 million and $15 million. The Company expects that all of this revenue will be realized by August 31, 2020.

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

In June 2017, we completed our public offering, in which we sold 1.5 million shares of common stock (the “Public Offering”). The shares were sold at a public offering price of $5.00 per share for net proceeds of $6.8 million after deducting underwriting discounts and commissions and related expenses. In July 2017, the underwriters exercised in full their option to purchase an additional 225,000 shares of common stock from us at a price to the public of $5.00 per share. As a result of the exercise and closing of the option to purchase additional shares, total net proceeds from the Public Offering were approximately $7.9 million after deducting underwriting discounts and commissions and related expenses. The Company incurred a total of $1,562,806 in issuance costs in connection with the Public Offering.

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

In connection with the Company’s Public Offering, as described elsewhere in this Quarterly Report on Form 10-Q, HCI partially converted the June 2016 OID into 375,758 shares of New Common Stock and the November 2016 OID into 140,909 shares of New Common Stock. The Company repaid the remaining outstanding balance using proceeds from the Public Offering.

Preferred Stock

In connection with the Company’s Public Offering, the Company converted all of the issued and outstanding shares of Preferred Stock into 1,801,670 shares of New Common Stock.

Results of Operations

Nine Months Ended September 30, 2017 and 2016

	Successor Nine Months Ended September 30, 2017	Predecessor Six Months Ended June 30, 2016	Successor Three Months Ended September 30, 2016	Total 2016
Revenue	$3,001,279	$1,056,223	$315,710	$1,371,933
Cost of revenue	(2,604,366)	(859,974)	(257,943)	(1,117,917)
Operating expenses	(2,584,691)	(973,463)	(431,088)	(1,404,551)
Operating loss	(2,187,778)	(777,214)	(373,321)	(1,150,535)
Other income (expense)	(1,251,525)	(429,009)	(105,064)	(534,073)
Reorganization items	-	541,486	(64,821)	476,665
Net loss	$(3,439,303)	$(664,737)	$(543,206)	$(1,207,943)

Revenue

Revenue for the nine months ended September 30, 2017 was $3,001,279 compared to $1,371,933 for the nine months ended September 30, 2016. This increase of $1,629,346 resulted from revenue being recognized on additional projects that were in progress during the nine months ended September 30, 2017 as compared to September 30, 2016. The increase in revenue was mainly due to a contract in the amount of approximately $5,100,000 having revenue recognized during the nine months ended September 30, 2017 of approximately $1,400,000.

Cost of Revenue and Gross Profit

Cost of revenue was $2,604,366 for the nine months ended September 30, 2017, primarily related to the cost of buying and modifying containers. Gross profit was $396,913 for the same period.

Cost of revenue was $1,117,917 for the nine months ended September 30, 2016, primarily related to the cost of buying and modifying containers. Gross profit was $254,016 for the same period.

Payroll and Related Expenses

Payroll and related expenses for the nine months ended September 30, 2017 were $1,385,005 and include $649,204 of stock compensation expense.

Payroll and related expenses for the nine months ended September 30, 2016 were $522,709 and include $119,146 of stock compensation expense.

Other Operating Expenses

Other operating expenses for the nine months ended September 30, 2017 were $1,199,686 and include $442,590 in depreciation and amortization expense, $122,529 in marketing and business development expense, $419,829 in professional fees and $129,293 in insurance expense.

Other operating expenses for the nine months ended September 30, 2016 were $881,842 and include $148,178 in depreciation and amortization expense, $38,925 in marketing and business development expense, $462,301 in professional fees and $127,138 in insurance expense.

Interest Expense

Interest expense for the nine months ended September 30, 2017 was $330,388, which consisted of amortization of the discount on convertible debentures.

Interest expense for the nine months ended September 30, 2016 was $552,429, which consisted mainly of the amortization of the discount on convertible debentures.

Other Income (Expense)

During the nine months ended September 30, 2017, there was other income recognized due to a change in fair value of financial instruments of $96,327. There was other expense recognized due to the loss on the conversion of convertible debentures in the amount of $1,018,475.

During the nine months ended September 30, 2016, there was other income recognized due to a change in fair value of financial instruments of $18,345.

Three Months Ended September 30, 2017 and 2016

	Successor Three Months Ended September 30, 2017	Successor Three Months Ended September 30, 2016
Revenue	$1,394,952	$315,710
Cost of revenue	(1,297,055)	(257,943)
Operating expenses	(1,142,201)	(431,088)
Operating loss	(1,044,304)	(373,321)
Other income (expense)	1,003	(105,064)
Reorganization items	-	(64,821)
Net loss	$(1,043,301)	$(543,206)

Revenue

Revenue for the three months ended September 30, 2017 was $1,394,952 compared to $315,710 for the three months ended September 30, 2016. This increase of $1,079,242 resulted from revenue being recognized on additional projects that were in progress during the three months ended September 30, 2017 as compared to September 30, 2016. The increase in revenue was mainly due to a contract in the amount of approximately $5,100,000 having revenue recognized during the three months ended September 30, 2017 of approximately $1,100,000.

Cost of Revenue and Gross Profit

Cost of revenue was $1,297,055 for the three months ended September 30, 2017, primarily related to the cost of buying and modifying containers. Gross profit was $97,897 for the same period.

Cost of revenue was $257,943 for the three months ended September 30, 2016, primarily related to the cost of buying and modifying containers. Gross profit was $57,767 for the same period.

Payroll and Related Expenses

Payroll and related expenses for the three months ended September 30, 2017 were $749,407 and includes $439,821 of stock compensation expense.

Payroll and related expenses for the three months ended September 30, 2016 were $155,455.

Other Operating Expenses

Other operating expenses for the three months ended September 30, 2017 were $392,794 and include $148,020 in depreciation and amortization expense, $56,343 in marketing and business development expense, $108,528 in professional fees and $45,624 in insurance expense.

Other operating expenses for the three months ended September 30, 2016 were $275,633 and include $674 in depreciation expense, $16,196 in marketing and business development expense and $80,799 in professional fees.

Interest Expense

There was no interest expense for the three months ended September 30, 2017. Interest expense for the three months ended September 30, 2016 was $123,412, which consisted mainly of the amortization of the discount on convertible debentures.

Other Income (Expense)

There was no other income recognized as a result of a change in fair value of financial instruments during the three months ended September 30, 2017.

During the three months ended September 30, 2016, there was other income recognized as result of a change in fair value of financial instruments in the amount of $18,345.

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

Liquidity and Capital Resources

As of September 30, 2017, the Company had $6,128,365 of cash and cash equivalents and short-term investments. Prior to the consummation of the Company’s Public Offering in June 2017, SGB had a cash balance of $307,304 and $549,100 as of March 31, 2017 and December 31, 2016, respectively.

Historically, SGB’s operations have primarily been funded through proceeds from equity and debt financings, as well as revenue from operations.

In June 2017, the Company completed the Public Offering, resulting in net proceeds of approximately $6.8 million after deducting underwriting discounts and commissions and related expenses. In July 2017, in connection with our Public Offering, the underwriters exercised their option to purchase 225,000 additional shares of common stock from us in full at a price to the public of $5.00 per share. As a result of the exercise and closing of the option to purchase additional shares, total net proceeds from the Public Offering were approximately $7.9 million after deducting underwriting discounts and commissions and related expenses. The Company incurred a total of $1,562,806 in issuance costs in connection with the Public Offering.

The Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, SGB sustained losses prior to its bankruptcy and has continued to sustain losses from operations since its emergence from bankruptcy in June 2016. The Company’s net loss from operations for the nine months ended September 30, 2017 was $3,439,303 and net cash used in operating activities was $8,766 for the nine months ended September 30, 2017.

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

There is no assurance that the Company’s plans will materialize or that the Company will be successful in funding estimated cash shortfalls through the proceeds from the Public Offering. The Company may also need to generate additional revenues or secure additional financing sources, such as debt or equity capital, to fund future growth, which financing may not be available on favorable terms or at all. The Company does not have any additional sources secured for future funding, and if it is unable to raise the necessary capital at the times it requires such funding, it may need to materially change its business plan, including delaying implementation of aspects of such business plan or curtailing or abandoning such business plan altogether.

SGB provides services to its customers in three separate phases: the design phase, the architectural and engineering phase and the construction phase. Each phase is independent of the other, but builds through a progression of concept through delivery of a completed structure.  These phases may be embodied in a single contract or in separate contracts, which is typical of a design build process model.  As of September 30, 2017, the Company had 13 projects totaling $77,087,634 under contract, which, if they all proceed to construction, will result in our constructing approximately 525,534 square feet of container space. Of these contracts, four projects totaling approximately 88,008 square feet were in the architectural and engineering phase and nine projects totaling approximately 437,526 square feet were contracts combining all three phases or parts thereof and including construction. The Company expects that all of this revenue will be realized by August 31, 2020.

Backlog may fluctuate significantly due to the timing of orders or awards for large projects and is not necessarily indicative of future backlog levels or the rate at which backlog will be recognized as revenue. The increase in backlog of approximately $67.4 million from June 30, 2017 is primarily attributable to two large contracts the Company entered into during the third quarter: one order for approximately $55 million and another for approximately $15 million.

There can be no assurance that the Company’s customers will decide to and/or be able to proceed with these construction projects, or that SGB will ultimately recognize revenue from these projects in a timely manner or at all.

Off-Balance Sheet Arrangements

As of September 30, 2017 and December 31, 2016, the Company had no material off-balance sheet arrangements other than operating leases to which SG Building is a party.

In the ordinary course of business, SG Building enters into agreements with third parties that include indemnification provisions which, in its judgment, are normal and customary for companies in its industry sector. These agreements are typically with consultants and vendors. Pursuant to these agreements, SG Building generally agrees to indemnify, hold harmless, and reimburse the other parties for losses suffered or incurred by such parties with respect to actions taken or omitted by SG Building. The maximum potential amount of future payments SG Building could be required to make under these indemnification provisions is unlimited. SG Building has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, the Company has no liabilities recorded for these provisions as of September 30, 2017.

Critical Accounting Policies

Our condensed consolidated financial statements have been prepared using generally accepted accounting principles in the United States of America (“GAAP”), which require management to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that management believes to be reasonable. Actual results may differ from those estimates. Critical accounting policies represent the areas where more significant judgments and estimates are used in the preparation of our condensed consolidated financial statements. A discussion of such critical accounting policies, which include share-based payments, derivative instruments, goodwill, intangible assets and revenue recognition, can be found in our 2016 Form 10-K. There have been no material changes in critical accounting policies from those disclosed in the 2016 Form 10-K.

Non-GAAP Financial Information

In addition to our results under GAAP, we also present EBITDA and Adjusted EBITDA for historical periods. EBITDA and Adjusted EBITDA are non-GAAP financial measures and have been presented as supplemental measures of financial performance that are not required by, or presented in accordance with, GAAP. We calculate EBITDA as net income (loss) before interest expense, income tax benefit (expense), depreciation and amortization. We calculate Adjusted EBITDA as EBITDA before certain non-recurring adjustments such as loss on conversion of convertible debentures, change in fair value of financial instruments and stock compensation expense.

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

EBITDA and Adjusted EBITDA have certain limitations. EBITDA and Adjusted EBITDA should not be considered as alternatives to net income (loss), or any other measures of financial performance derived in accordance with GAAP. These measures also should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items for which these non-GAAP measures make adjustments. Additionally, EBITDA and Adjusted EBITDA are not intended to be liquidity measures because of certain limitations such as:

●	They do not reflect our cash outlays for capital expenditures;

●	They do not reflect changes in, or cash requirements for, working capital; and

●	Although depreciation and amortization are non-cash charges, the assets are being depreciated and amortized and may have to be replaced in the future, and these non-GAAP measures do not reflect cash requirements for such replacements.

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

The following is a reconciliation of EBITDA and Adjusted EBITDA to the nearest GAAP measure, net loss:

	Nine Months Ended September 30, 2017	Three Months Ended September 30, 2017
Net loss	$(3,439,303)	$(1,043,301)
Addback interest expense	330,388	-
Addback depreciation and amortization	442,590	148,020
EBITDA (non-GAAP)	(2,666,325)	(895,281)

Addback loss on conversion of convertible debentures	1,018,475	-
Less change in fair value of financial instruments	(96,327)	-
Addback stock compensation expense	649,204	439,821
Adjusted EBITDA (non-GAAP)	$(1,094,973)	$(455,460)

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.	Controls and Procedures

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

Changes in Internal Control over Financial Reporting

Notwithstanding our remedial actions and integration of our financial reporting systems, there was no change in our internal control over financial reporting that occurred during the third quarter of 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in Part 1, Item 1A, Risk Factors in our 2016 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On September 22, 2017, the Company entered into an Advisory Agreement (the “Advisory Agreement”) with Encore Endeavor 1, LLC (“EE1”), pursuant to which EE1 agreed to provide certain advisory services to the Company for a term of approximately one year. In consideration for agreeing to provide those services, we issued to EE1 50,000 shares of common stock with an initial value of $237,000 and 50,000 options to purchase common stock having an exercise price equal to $6.25 per share, which options vest subject to certain performance conditions as described above in Part I, Note 8. Stock Options. The Board of Directors of the Company approved the issuance of 50,000 shares and 50,000 options to EE1 on September 11, 2017, contingent on the Advisory Agreement’s subsequent execution. We claimed an exemption from registration for the foregoing issuance pursuant to Section 4(a)(2) and/or Rule 506(b) of Regulation D of the Securities Act of 1933, as amended and the rules and regulations promulgated thereunder because the foregoing issuance did not involve a public offering.

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

SG BLOCKS, INC.
(Registrant)

Date: November 8, 2017	By:	/s/ Mahesh Shetty
Mahesh Shetty Chief Financial Officer (Principal Accounting Officer)

