Form 10-K
period 2017-12-31
SG BLOCKS, INC.
filed 2018-03-01
CIK 1023994

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 001-38037

SG BLOCKS, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-4463937
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

195 Montague Street, 14th Floor, Brooklyn, NY	11201
(Address of principal executive offices)	(Zip Code)

(646) 240-4235

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: Common Stock, par value $0.01 per share

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒

The aggregate market value of the common stock held by non-affiliates of SG Blocks, Inc. as of June 30, 2017 was approximately $12,266,807.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☒     No  ☐

As of February 20, 2018, the issuer had a total of 4,260,041 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2018 annual meeting of stockholders are incorporated by reference in Part III of this report.

SG BLOCKS, INC.

FORM 10-K

PART I

ITEM 1.      BUSINESS.

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K  (the “Annual Report”) are “forward-looking statements” regarding the plans and objectives of management for future operations.  Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of ours to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties.  Our plans and objectives are based, in part, on assumptions involving judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control.   Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth in this report under the headings “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the following:

●	general economic and financial conditions;

●	our ability to generate income, effectively manage our growth and realize our backlog;

●	competition in the markets in which we operate;

●	the fluctuations in prices of the products we procure or distribute;

●	availability of raw materials;

●	the consolidation of our industry;

●	our ability to adapt our products and services to industry standards and consumer preferences;

●	our ability to expand into new geographic markets;

●	product shortages and potential loss of relationships with key suppliers or subcontractors;

●	the seasonality of the commercial and residential construction markets;

●	the loss or potential loss of any significant customers;

●	exposure to product liability and various other claims and litigation;

●	our ability to attract and retain key employees;

●	the credit risk from our customers;

●	our ability to obtain additional financing on acceptable terms, if at all, or to obtain additional capital in other ways;

●	an impairment of our goodwill;

●	the impact of federal, state and local regulations, including changes to export laws and tax regulations;

●	the cost of compliance with environmental, health and safety laws and other local building regulations;

●	a disruption or breach in our IT systems;

●	natural or man-made disruptions to our facilities and project sites;

●	our ability to comply with the requirements of being a public company, including Nasdaq Capital Market listing requirements; and

●	fluctuations in the price of our common stock, including decreases in price due to sales of significant amounts of stock.

Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate.  In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the objectives and plans of ours will be achieved.  Readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date on which such statements are made.  Any forward-looking statements made by us or on our behalf speak only as of the date they are made, and we do not undertake to update any forward-looking statement that may be made from time to time on our behalf.

As used in this Annual Report, unless the context requires otherwise, references to “SGB”, “the Company”, “we”, “us”, and “our” refer to SG Blocks, Inc. and its subsidiaries, as the context requires.

History and Company Overview

We are one of the leading design and construction services firms using code-engineered cargo shipping containers for safe and sustainable construction. (“SG Blocks™”), in addition to our use of purpose-built modules (“SGPBMs” and, together with SG Blocks™, “Modules”), which are prefabricated steel modular units, as described further below. Our core customer base is comprised of architects, builders and developers who use our Modules in commercial and residential structures. Our operating model combines product design and outsourcing of the modifications and finish out of Modules using proprietary algorithms developed by the Company to produce and deliver Modules across the country. We believe this combination enables us to generate economies of scale while maintaining high customer service levels in the environmentally-friendly construction space.

The Company was originally known as CDSI Holdings, Inc., a Delaware corporation incorporated on December 29, 1993. On November 4, 2011, CDSI Merger Sub, Inc., the Company’s wholly-owned subsidiary completed a reverse merger with and into SG Building Blocks, Inc. (“SG Building”), with SG Building surviving the reverse merger and becoming a wholly-owned subsidiary of the Company. Prior to the Company’s emergence from bankruptcy in June 2016, the Company’s common stock was quoted on the OTC Bulletin Board. In June 2017, we completed a public offering of our new common stock, which currently trades on the Nasdaq Capital Market under the symbol “SGBX.” See below under “Our Emergence from Bankruptcy” and “Public Offering of Common Stock.”

Description of Business

SGB is in the business of fabricating modules for construction of buildings using either modified cargo shipping containers for use in construction, or SG Blocks™, or SGPBMs, which are prefabricated steel modular units customized for use in modular construction primarily to augment or complement a SG Blocks™ structure.

When using SG BlocksTM, SGB takes existing steel shipping containers and repurposes them into modules that can be stacked, arranged, or configured to fit most structural applications. The use of these repurposed shipping containers allows architects, builders, and owners more design flexibility and greater construction efficiency than traditional methods of construction. SG BlocksTM also have a particular application in meeting safe, affordable and sustainable housing needs, especially in hurricane- and earthquake-prone areas.

When using SGPBMs, SGB starts with a design and customizes an engineered steel structure to customer design and specifications, primarily to augment or complement a SG BlocksTM structure.

The SGB product is generally stronger, more durable, environmentally sensitive, and erected in less time than traditional construction methods. The use of the SG BlocksTM building structure typically provides between four to six points towards the Leadership in Energy and Environmental Design (“LEED”) certification levels, including reduced site disturbance, resource reuse, recycled content, innovation in design and use of local and regional materials. Due to the ability of SG BlocksTM to satisfy such requirements, we believe the Company is a leader in environmentally responsible building.

SGB offers three core products when constructing using SG BlocksTM.

First, we offer the GreenSteelTM Module which is the structural core and shell of an SG BlocksTM building. We procure the containers, engineer required openings with structural steel enforcements, paint the SG BlocksTM and then deliver them on-site, where a local general contractor will complete the entire finish-out and installation.

In our second offering, we replicate the process to create the GreenSteelTM product and, in addition, install selected materials, finishes and systems at an SGB-approved facility and deliver SG BlocksTM pre-fabricated containers to the site for a local general contractor to complete the final finish out and installation.

Finally, our third offering is the completely fabricated and finished SG BlocksTM building, including erecting the final unit on site and completing any other final steps. The building is ready for occupancy and/or use as soon as we complete the installation.

Construction administration and/or project management services are typically included in all our product offerings.

SGB’s process when using SGPBMs is generally the same as using SG BlocksTM, except that such SGPBMs are built specifically for use in modular construction, unlike the shipping containers repurposed and modified for use in construction.

In offering our Modules, we also provide a variety of services, from pre-development to completing turnkey projects that include delivering a finished building. Before building begins, we offer pre-development services, including zoning, site plans, engineering specifications and budgeting and collaborate with the customer in obtaining construction permits and general contractor selection, where necessary. During the building process, we can provide complete construction administration, project management, architectural, engineering and design support and quality control and inspection for the final structure, as well as co-development or support for existing buildings. We can also oversee the erection, cladding and finishes involved in the building process.

SGB uses a platform model, which enables us to leverage our technology and processes and maintain low overhead costs by partnering with third parties to reduce risks along the supply chain and optimize our offerings to our customers. Specifically, SGB outsources some or all of the following: architectural and engineering services, fabrication services, modular finish out, installation services and logistics services. This allows us to operate with relatively low fixed costs and gives us flexibility to scale our business response to fluctuating demand.

ESR Approval

In April 2017, the ICC Evaluation Service, LLC (“ICC-ES”) granted SGB an Evaluation Service Report (“ESR”) for the SG BlocksTM structural building materials, which we believe is the only ESR certification granted to date for a modular building company. The Company’s ESR indicates that the ICC-ES recognizes the suitability and technical capabilities of the SG BlocksTM structural building materials for use in compliance with the International Building Code and Residential Code, the California Building Code and Residential Code, and the Florida Building Code—Building and Residential. We believe SGB’s ESR will significantly expedite reviews and approvals by state and local building departments, help the SG BlocksTM concept gain wider acceptance in the construction industry and open up licensing opportunities internationally. We also believe the ESR will make it more difficult for other companies in the industry to compete with us because the quality control and design acceptance criteria are specific to SGB and our associated facilities.

SGB’s ESR is site-specific; therefore, only the inspected and approved facilities can place the ICC-ES mark on the containers. We currently source or fabricate our SG BlocksTM from 18 facilities located throughout the continental United States. The ICC-ES has currently approved six of these facilities to place the ICC-ES mark. SGB will seek ICC-ES approval for additional facilities on an as needed basis.

Because our ESR does not cover SGPBMs, this certification will not extend to buildings constructed using SGPBMs.

Target Markets

SGB targets its products and services within the new construction market in the United States. Our Modules have a particular application in a number of segments, including:

●	Multi-Family Housing

●	Restaurants/Quick Service Restaurants

●	Military

●	Education/Student Housing

●	Equipment Enclosures and Stacking Solutions

●	Hospitality

●	Industrial and Storage Facilities

In addition, future target markets for expansion of our products and services include office/commercial, hospitality and entertainment, warehouse/public storage, shopping/retail centers, athletic facilities and support structures, reclamation/drop off centers and medical.

Our Competitive Strengths

Although the construction industry is highly competitive, SGB is committed to educating the real estate community on the benefits of its technology and positioning our product as complementary to the strategy of developers, rather than as competition. SGB may compete for building opportunities with regional, national and international builders that possess greater financial, marketing and other resources than it does, and competition within the general construction industry may increase if there is future consolidation in the land development and construction industry or from new building technologies that could arise. Within the modular building space, we compete against a small number of companies providing modular-building services. The principal competitive factors in our business include, but are not limited to, the availability of building materials; technical product knowledge and expertise; consulting or other service capabilities; pricing of products; and the marketability of our ESR within the structural building space.

We believe SGB can distinguish itself from its competitors on the basis of our exclusive access to inventory, our ESR, quality, cost and construction time. SGB’s buildings are constructed through the connection of Modules into structures, which we believe exceed traditional construction quality. SGB’s construction method is typically less expensive than traditional construction methods, particularly in urban locations and multi-story projects. Construction time is also generally reduced by using SGB’s construction method, reducing both construction and soft costs substantially. SG BlocksTM are designed to be hurricane-, tornado- and earthquake-resistant and able to withstand harsh climate conditions. The flexibility and the stackability of our Modules allows architects, developers and owners to design Modules to meet their specific needs. In addition, SGB’s management team has a breadth of knowledge in the modular building industry with a combined 80 years of experience. Our experience in a wide range of construction applications, including office, enclosures, residential, commercial, QSR, experiential and restaurant applications, gives us an advantage over our competition through the use of market-based prototypes.

Our Customers

We market to a broad customer base, comprised primarily of contractors, home builders, building owners and other resellers across the continental United States and Canada. However, concentrations of credit risk are limited to a few customers. At December 31, 2017 and 2016, 81% and 63%, respectively, of the Company’s accounts receivable were due from two and three customers, respectively. Revenue relating to two and three customers represented approximately 80% and 69% of the Company’s total revenue for the years ended December 31, 2017 and 2016, respectively. No single customer accounts for more than 62% of our net sales as of the date of this Annual Report on Form 10-K.

Our Suppliers

Although the primary use of shipping containers is for transportation, when constructing SG Blocks™ we use standard materials to modify the container shell structure and finish out the modules. We utilize the same suppliers and materials used by conventional construction. Materials such as windows, doors, insulation mechanical systems, electrical systems and other such supplies are all off-the-shelf materials and equipment commonly available and used in the industry.

The main supplier for our containers is ConGlobal Industries, Inc. (“ConGlobal”) with whom SGB has an exclusive 10-year Collaboration and Supply Agreement (the “ConGlobal Agreement”) through May 14, 2024. ConGlobal is one of the largest depot operators in the United States. This arrangement provides SGB with a reliable source of supply of certified shipping containers and prevents competitors from sourcing shipping containers from ConGlobal. The ConGlobal Agreement provides that ConGlobal will not supply shipping containers modified for building purposes to any entity competing with SGB during the term of the agreement. The Company believes it has access to alternative suppliers, with limited disruption to the business, should circumstances change with its existing suppliers.

Our Emergence from Bankruptcy

On October 15, 2015, SGB and its subsidiaries (collectively, the “Debtors”), filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) under the caption In re SG Blocks, Inc. et al., Case No. 15-12790. On February 29, 2016, the Debtors filed a Disclosure Statement (the “Disclosure Statement”), attaching a Plan of Reorganization (the “Plan”), along with a motion seeking approval of the Disclosure Statement by the Bankruptcy Court. On June 30, 2016 (the “Effective Date”), the Plan became effective and the Debtors emerged from bankruptcy.

Prior to the Effective Date, SGB was authorized to issue: (i) 300,000,000 shares of common stock, par value $0.01 (the “Former Common Stock”) of which 42,918,927 shares were issued and outstanding as of June 29, 2016; and (ii) 5,000,000 shares of preferred stock, par value $0.01 (the “Former Preferred Stock”), none of which were issued and outstanding prior to the Effective Date.

On the Effective Date, and pursuant to the terms of the Plan, SGB entered into a Securities Purchase Agreement, dated June 30, 2016, pursuant to which SGB sold for a subscription price of $2.0 million a 12% Original Issue Discount Senior Secured Convertible Debenture to Hillair Capital Investments L.P. (“HCI”) in the principal amount of $2.5 million, with a maturity date of June 30, 2018 (the “Exit Facility”). The Exit Facility and related transactions are described in more detail below in the notes to our consolidated financial statements included elsewhere in this Annual Report.

On the Effective Date, all previously issued and outstanding shares of the Former Common Stock were deemed discharged, cancelled and extinguished, and, pursuant to the Plan, SGB issued, in the aggregate, 163,901 shares (as adjusted to effect a 1-for-3 reverse stock split) of common stock, par value $0.01 (the “New Common Stock”), to the holders of Former Common Stock. Further, under the Plan, upon the Effective Date, certain members of SGB’s management were entitled to receive options (the “Management Options”) to acquire approximately 218,384 shares (as adjusted to effect a 1-for-3 reverse stock split), of SGB’s New Common Stock, on a fully diluted basis.

On the Effective Date, pursuant to the terms of the Plan and SGB’s Amended and Restated Certificate of Incorporation, SGB filed with the Secretary of State of the State of Delaware a Certificate of Designations of Convertible Preferred Stock, designating 1,801,670 shares (as adjusted to effect a 1-for-3 reverse stock split) of preferred stock, par value $1.00, all of which were issued upon the Company’s emergence from bankruptcy. Prior to the Company’s Public Offering, as defined below, all outstanding shares of the Company’s preferred stock, were converted into 1,801,670 shares of common stock. No preferred stock currently remains outstanding.

Reverse Stock Split

On February 28, 2017, the Company effected a 1-for-3 reverse stock split of its New Common Stock and preferred stock, which has since been converted into common stock. All share and per share amounts set forth in the consolidated financial statements of the Company have been retroactively restated to reflect the split as if it had occurred as of the earliest period presented.

Public Offering of Common Stock

On June 27, 2017, we completed a public offering of our common stock (the “Public Offering”). In connection with the Public Offering, we sold 1,500,000 shares of common stock at a public offering price of $5.00 per share, resulting in aggregate net proceeds of $6,826,558 after deducting underwriting discounts and commissions and related expenses of $673,442. On July 12, 2017, the underwriters of the Public Offering exercised their option to purchase an additional 225,000 shares of common stock, resulting in net proceeds of $1,046,250 after deducting underwriting discounts and commissions and related expenses of $78,750. In addition, the Company incurred additional expenses related to the offering in the amount of $813,195.

In connection with the Public Offering and as compensation to the underwriters, the Company issued warrants to purchase an aggregate of 86,250 shares of the Company’s common stock, at an exercise price of $6.25 per share, to certain affiliates of the underwriters.

The Company incurred a total of $1,565,386 in issuance costs in connection with the Public Offering.

Prior to and in connection with the Public Offering, the Company issued 516,667 shares of its common stock upon conversion of a portion of the Company’s outstanding debentures, consisting of the Exit Facility and a $937,500 Original Issue Discount Debenture sold to HCI in November 2016 for a subscription price of $750,000 (the “November 2016 OID” and, together with the Exit Facility, the “2016 Debentures”). The remaining outstanding amount of the 2016 Debentures, approximately $1.5 million, was repaid using a portion of the proceeds from the Public Offering. None of the 2016 Debentures remain outstanding.

Intellectual Property

We operate under our United States registered trademarks “SGBlocks®” and “GreenSteel” and our trademarked “SG” logo.

In addition, SGB has a United States patent application pending directed to a system and method for conversion of intermodal shipping containers to universal building modules. Specifically, the present invention (Universal Box) relates to prefabricated modular construction of a structure utilizing converted shipping containers.

SGB has also submitted a United States patent application for a portable blast containment and security checkpoint device intended for use at public events.

The two applications, described above have not yet been examined by the United States Patent and Trademark Office. Furthermore, there can be no assurances that the applications will mature into issued patents or, if they do mature into issued patents, that any claims that may be allowed will provide sufficient protection to exclude competitors from the market.

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

While much of the regulation in our industry occurs at the project level, we are subject to various federal, state and local government regulations applicable to the business in the jurisdictions in which we operate, including laws and regulations relating to our relationships with our employees, public health and safety, workplace safety, transportation, zoning and fire codes. We strive to operate each of our branches in accordance with applicable laws, codes and regulations. We believe we are in compliance in all material respects with existing applicable environmental laws and regulations and, in addition, that our employment, workplace health and workplace safety practices comply with related regulations.

In April 2017, the ICC-ES granted SGB an ESR for the SG BlocksTM structural building materials, which we believe is the only ESR certification granted to date for a modular building company. We believe SGB’s ESR will significantly expedite reviews and approvals by state and local building departments, help the SG BlocksTM concept gain wider acceptance in the construction industry and open up licensing opportunities internationally.

Research and Development Costs

SGB research and development needs were largely met in-house by a professional engineer and have not required us to pay material amounts to third parties.

Employees

As of December 31, 2017, SGB directly employed seven full-time employees and one part-time employee and engaged outside professional firms and subcontractors to deliver projects to customers.

Available Information

We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and in accordance therewith, we file reports, proxy and information statements and other information with the United States Securities and Exchange Commission (the “SEC”). Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available through the investor relations section of our website at www.sgblocks.com. Reports are available free of charge as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. The information contained on our website is not incorporated by reference into this Annual Report on Form 10-K.

In addition to our website, you can read our SEC filings at the SEC’s website at www.sec.gov. You may also read and copy any document we file with the SEC at its public reference facilities at 100 F Street, N.E., Washington, DC 20549. You may also obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the public reference facilities.

ITEM 1A.      RISK FACTORS.

Risks Relating to the Company

If we are not successful in our efforts to increase sales or raise capital, we could experience a shortfall in cash over the next twelve months, and our ability to raise capital may be limited.

On December 31, 2017 and 2016, we had cash and cash equivalents and a short-term investment, collectively, of $4,900,857 and $579,117, respectively. However, during the fiscal years ended December 31, 2017 and 2016, we reported a net loss of $4,512,680 and $1,971,313, respectively, and used $1,242,107 and $1,865,905 of cash for operations, respectively. If we are not successful with our efforts to increase sales, we could experience a shortfall in cash over the next twelve months. If there is a shortfall, we may be forced to reduce operating expenses, among other steps, all of which would have a material adverse effect on our operations going forward.

We may also seek to obtain debt or additional equity financing to meet any cash shortfalls. The type, timing and terms of any financing we may select will depend on, among other things, our cash needs, the availability of other financing sources and prevailing conditions in the financial markets. However, there can be no assurance that we would be able to secure additional funds if needed and that, if such funds are available, the terms or conditions would be acceptable to us. If we are unable to secure additional financing, further reduction in operating expenses might need to be substantial in order for us to ensure enough liquidity to sustain our operations. Any equity financing would be dilutive to our stockholders. If we incur additional debt, we will likely be subject to restrictive covenants that significantly limit our operating flexibility and require us to encumber our assets. If we fail to raise sufficient funds and continue to incur losses, our ability to fund our operations, take advantage of strategic opportunities, or otherwise respond to competitive pressures will be significantly limited. Any of the above limitations could force us to significantly curtail or cease our operations, and you could lose all of your investment in our common stock. These circumstances have, in the past, raised substantial doubt about our ability to continue as a going concern, and continued cash losses may risk our status as a going concern. Our consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

We have incurred net losses in prior periods, and there can be no assurance that we will generate income in the future.

Our ability to achieve profitability will depend upon our ability to generate and sustain substantially increased revenues. We may incur operating losses in the future as we execute our growth strategy. We intend to make significant expenditures related to marketing, expansion of our website, hiring of additional personnel and development of our technology and infrastructure.  The likelihood that we will generate net income in the future must be considered in light of the difficulties facing the construction industry as a whole, economic conditions and the competitive environment in which we operate. Our operating results for future periods are subject to numerous uncertainties, and we may not achieve sufficient revenues to sustain or increase profitability.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.

We are subject to the reporting and corporate governance requirements of the Exchange Act, as amended (the “Exchange Act”), the listing requirements of the Nasdaq Capital Market and other applicable securities rules and regulations, including the Sarbanes-Oxley Act and the Dodd-Frank Act. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. Among other things, the Exchange Act requires that we file annual, quarterly and current reports with respect to our business and results of operations and maintain effective disclosure controls and procedures and internal control over financial reporting. In order to improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business, financial condition, results of operations and prospects. We also may need to further expand our legal and finance departments in the future, which will increase our costs and expenses.

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

The issuance of shares of our common stock upon the exercise of outstanding options and warrants may dilute the percentage ownership of the then-existing stockholders and may make it more difficult to raise additional equity capital.

As of February 20, 2018, there are outstanding options and warrants to purchase 938,392 and 86,250 shares of common stock, respectively. The exercise of such options and warrants would dilute the then-existing stockholders’ percentage ownership of our stock, and any sales in the public market of common stock underlying such securities could adversely affect prevailing market prices for the common stock. Moreover, the terms upon which we would be able to obtain additional equity capital could be adversely affected because the holders of such securities can be expected to exercise them at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable to us than those provided by such securities.

We are dependent on the services of key personnel, and the unexpected loss of their services may adversely affect our operations.

Our success depends highly upon the personal efforts and abilities of our senior management team, specifically the efforts of Paul Galvin, our Chief Executive Officer, Mahesh Shetty, our President and Chief Financial Officer, Stevan Armstrong, our Chief Technology Officer, and David Cross, our Vice President of Business Development. The Company has entered into employment agreements with Messrs. Galvin, Armstrong, Cross and Shetty. The employment agreements with Messrs. Galvin, Shetty and Armstrong each provide for two year terms. The loss of the services of one or more of these individuals could have a material adverse effect on our business.  Our ability to achieve profitability and generate increased revenue will depend upon our ability to retain, and, if necessary, attract experienced management personnel.

The loss of one or a few customers could have a material adverse effect on us.

A few customers have in the past, and may in the future, account for a significant portion of our revenues in any one year or over a period of several consecutive years. For example, in 2017, approximately 80% of our revenue was generated from two customers. Although we have contractual relationships with many of our significant customers, our customers may unilaterally reduce or discontinue their contracts with us at any time. The loss of business from a significant customer could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We rely on certain vendors to supply us with materials and products that, if we were unable to obtain, could adversely affect our business.

We have relationships with key materials vendors, and we rely on suppliers for our purchases of products from them.  Any inability to obtain materials or services in the volumes required and at competitive prices from our major trading partners, the loss of any major trading partner or the discontinuation of vendor financing (if any) may seriously harm our business because we may not be able to meet the demands of our customers on a timely basis in sufficient quantities or at all.  Other factors, including reduced access to credit by our vendors resulting from economic conditions, may impair our vendors’ ability to provide products in a timely manner or at competitive prices.  We also rely on other vendors for critical services such as transportation, supply chain and professional services.  Any negative impacts to our business or liquidity could adversely impact our ability to establish or maintain these relationships.

Risks Relating to our Business

We depend on the availability and skill of subcontractors, their willingness to work with us, and their selection of suitable and quality building materials.

We rely on subcontractors to perform the actual construction of our building projects and, in many cases, to select and obtain raw materials. Despite our detailed specifications and quality control procedures, in some cases, improper construction processes or defective materials may be used to finish construction of our building projects. We may need to spend money to remediate such problems when they are discovered. Defective products can result in the need to perform extensive repairs to large numbers of buildings. Though subcontracts are written to protect us from substandard performance or materials, pervasive problems could adversely affect our business. The cost to us in complying with our warranty obligations in these cases may be significant if we are unable to recover the cost of repair from subcontractors, materials suppliers and insurers. Further, the timing and quality of our construction depends on the availability and skill of subcontractors. Although we believe that our relationships with our suppliers and subcontractors are good, there can be no assurance that skilled subcontractors will continue to be available at reasonable rates and in the areas in which we conduct our operations. The inability to contract with skilled subcontractors or general contractors at reasonable costs and on a timely basis could limit our ability to construct and deliver buildings and could erode our profit margins and adversely affect our results of operations and cash flows.

We may have difficulty protecting our proprietary manufacturing processes, which could affect our ability to compete.

The Company uses a proprietary manufacturing process that allows us to be code-compliant in our SG BlocksTM product. Such manufacturing process is unique to the construction industry and is important to ensure SGB’s continued success, and we cannot assure you that our efforts to protect our proprietary rights will be sufficient or effective. If other companies replicate our methodology, SGB could lose its competitive advantage. In addition, we currently have one patent application pending for the system and method for conversion of intermodal shipping containers to universal building modules. Specifically, the present invention relates to pre-fabricated modular construction of a structure utilizing converted shipping containers. SGB has also submitted a United States patent application for a portable blast containment checkpoint device intended for use at public events. Any pending or future patent or trademark applications may not lead to issued patents and registered trademarks in all instances. The Company also cannot be assured that the scope of any patents issued in the future will be sufficiently broad to offer meaningful protection. Others may develop or patent similar or superior technologies, products or services, and our intellectual property rights may be challenged, invalidated, misappropriated or infringed by others. If we are unable to protect and maintain our intellectual property rights, or if there are any successful intellectual property challenges or infringement proceedings against us, our business and revenue could be materially and adversely affected.

Expansion of our operations may strain resources, and our failure to manage growth effectively could harm our ability to attract and retain key personnel and adversely impact our operating results.

Increased orders for our Modules have placed, and may continue to place, a strain on our operational, financial, and managerial resources and personnel. In addition, execution of our growth strategy will require further substantial capital and effective planning. Significant rapid growth on top of our current operations could greatly strain our internal resources, leading to a lower quality of customer service, reporting problems, and delays, resulting in a loss of market share and other problems that could adversely affect our financial performance. Our efforts to grow could place an additional strain on our personnel, management systems, liquidity, and other resources. If we do not manage our growth effectively, our operations could be adversely affected, resulting in slower, no, or negative growth, critical shortages of cash, and a failure to achieve or sustain profitability.

Our clients may adjust, cancel or suspend the contracts in our backlog; as such, our backlog is not necessarily indicative of our future revenues or earnings. In addition, even if fully performed, our backlog is not a good indicator of our future gross margins.

Backlog represents the total dollar amount of revenues we expect to record in the future as a result of performing work under contracts we have been awarded. We include in backlog only those contracts for which we have reasonable assurance that the customer can obtain the permits for construction and can fund the construction. As of December 31, 2017, our backlog totaled approximately $76.7 million. This includes two large contracts entered into during 2017, as described in more detail in “Note 12—Construction Backlog” of the notes to our consolidated financial statements included elsewhere in this Annual Report. We cannot provide assurance that our backlog will be realized as revenues in the amounts reported or, if realized, will result in profits. In accordance with industry practice, substantially all of our contracts are subject to cancellation, termination or suspension at our customer’s discretion. In the event of a project cancellation, we generally would not have a contractual right to the total revenue reflected in our backlog. Projects can remain in backlog for extended periods of time because of the nature of the project and the timing of the particular services required by the project. In addition, the risk of contracts in backlog being cancelled or suspended generally increases during periods of widespread economic slowdowns or in response to changes in commodity prices.

The contracts in our backlog are subject to changes in the scope of services to be provided and adjustments to the costs relating to the contracts. The revenue for certain contracts included in backlog is based on estimates. Additionally, our performance of our individual contracts can affect greatly our gross margins and, therefore, our future profitability. We can provide no assurance that the contracts in backlog, assuming they produce revenues in the amounts currently estimated, will generate gross margins at the rates we have realized in the past.

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

The construction industry is highly cyclical and seasonal and is influenced by many international, national and regional economic factors, including the availability of consumer and wholesale financing, seasonality of demand, consumer confidence, interest rates, income levels and general economic conditions, including inflation and recessions.  As a result of the foregoing factors, our revenues and operating results fluctuate, and we currently expect them to continue to fluctuate in the future.  Moreover, we have and may continue to experience operating losses during cyclical downturns in the construction market. These and other economic factors could have a material adverse effect on demand for our products and our financial condition and operating results.

Cybersecurity risks related to the technology used in our operations and other business processes, as well as security breaches of company, customer, employee and vendor information, could adversely affect our business.

We rely on various information technology systems to capture, process, store and report data and interact with customers, vendors and employees. Despite careful security and controls design, our information technology systems, and those of our third-party providers, could become subject to cyber-attacks. Network, system and data breaches could result in misappropriation of sensitive data or operational disruptions, including interruption to systems availability and denial of access to and misuse of applications required by our customers to conduct business with us. In addition, sophisticated hardware and operating system software and applications that we procure from third parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation of the systems. Misuse of internal applications, theft of intellectual property, trade secrets or other corporate assets and inappropriate disclosure of confidential information could stem from such incidents. Delayed sales, slowed production or other repercussions resulting from these disruptions could result in lost sales, business delays and negative publicity and could have a material adverse effect on our operations, financial condition or cash flows.

The current Congress has and continues to make significant changes to fiscal and international trade policies that may adversely affect our business, financial condition and results of operations.

Recent legislation has mandated substantial changes to various policies, including fiscal and international trade. We are unable to predict the impact, if any, of these proposed changes to our business, financial condition and results of operations. However, it is possible that such changes could adversely affect our business. It is likely that some policies will benefit us and others will negatively affect us.

We could suffer adverse tax and other financial consequences if we are unable to utilize our net operating loss carryforwards.

At December 31, 2017, we had tax net operating loss carryforwards totaling approximately $13.1 million that will expire between 2018 and 2037. At December 31, 2017, we had a valuation allowance of $3.1 million, primarily related to net operating loss carryforwards that are not more likely than not to be utilized due to an inability to carry back these losses in most states and short carryforward periods that exist in certain states. If we are unable to use our net operating losses, we may be required to record charges or reduce our deferred tax assets, which could have an adverse effect on our results of operations.

Reforms to the United States federal income tax regulations could adversely affect us.

On December 22, 2017, United States federal tax legislation, commonly referred to as the Tax Cuts and Jobs Act (the “2017 Tax Act”), was signed into law, substantially reforming the Internal Revenue Code, effective January 1, 2018. The 2017 Tax Act includes changes to United States federal tax rates, including a decrease in corporate tax rates, which could result in changes in the valuation of our deferred tax assets and liabilities, among other significant changes. Among other things, the 2017 Tax Act also imposes significant additional limitations on the deductibility of interest, allows for the expensing of capital expenditures, puts into effect the migration from a “worldwide” system of taxation to a territorial system and modifies or repeals many business deductions and credits. Some of these reforms could adversely affect our business, and we continue to evaluate the effect the 2017 Tax Act may have on us.

In addition, the new law eliminates the ability to carry back any future net operating losses and only allows for carryforwards, the utilization of which is limited to 80% of taxable income in a given carryforward year. This could affect the timing of our ability to utilize net operating losses in the future.

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

Our results of operations also depend on the ability of any potential privately financed customers to obtain loans for the purchase of new buildings. Over the past few years, lenders have tightened the credit underwriting standards, which have reduced lending volumes. If this trend continues, it would negatively impact our sales, which depend in large part on the availability and cost of financing. In addition, where our potential customers must sell their existing buildings or real estate in order to develop new buildings, increases in mortgage costs and/or lack of availability of mortgages could prevent buyers of potential customers’ existing buildings from obtaining the mortgages they need to complete their purchases, which would result in our potential customers’ inability to make purchases from us. If our potential customers cannot obtain suitable financing, our sales and results of operations would be adversely affected.

The construction industry is highly competitive, and such competition may increase the adverse effects of industry conditions.

We operate in a very competitive environment characterized by competition from numerous local, regional and national builders. We may compete for financing, raw materials and skilled management and labor resources. A decline in construction starts could adversely affect demand for our buildings and our results of operations. Increased competition could require us to further increase our selling incentives and/or reduce our prices, which could negatively affect our profits.

There can be no assurance that our Modules or modular construction techniques will achieve market acceptance and grow; thus, the future of our business and the modular construction industry as a whole is uncertain.

There can be no assurance that we will achieve market acceptance for our Modules or that the modular construction market will grow. Our business may be disrupted by the introduction of new products and services and is subject to changing consumer preferences and industry trends, which may adversely affect our ability to plan for the future development and marketing of our products. Although Modules have particular applications in a wide variety of market segments, there is no assurance that we will be able to expand our relationship within such market segments or, even if we do, that general market acceptance for Modules will continue to increase.

Government regulations and legal challenges may delay the start or completion of our projects, increase our expenses or limit our building activities, which could have a negative impact on our operations.

Various domestic and international rules and regulations concerning building, zoning, sales and similar matters apply to and/or affect the construction industry. Governmental regulation affects construction activities, as well as sales activities, mortgage lending activities and other dealings with consumers.  These industries also have experienced an increase in state and local legislation in the United States and regulations that limit the availability or use of land. Municipalities may also restrict or place moratoriums on the availability of utilities, such as water and sewer taps. In some areas, municipalities may enact growth control initiatives, which restrict the number of building permits available in a given year. In addition, we may be required to apply for additional approvals or modify our existing approvals because of changes in local circumstances or applicable law. If governments in locations in which we operate take actions like the ones described, they could adversely affect our business by causing delays, increasing our costs or limiting our ability to operate in those areas. Further, we may experience delays and increased expenses as a result of legal challenges to our proposed projects, whether brought by governmental authorities or private parties. Failure to comply with laws or regulations applicable to or affecting us, or the passage in the future of new and more stringent laws affecting us, may adversely affect our financial condition or results of operations.

The dangers inherent in our operations and the limits on insurance coverage could expose us to potentially significant liability costs and materially interfere with the performance of our operations.

While we believe our insurance coverage is adequate and in line with our industry’s standards, all construction, including modular construction, involves operating hazards that can cause personal injury or loss of life, severe damage to and destruction of property and equipment, and suspension of operations. The failure of such structures during and after installation can result in similar injuries and damages. Although we believe that our insurance coverage is adequate, there can be no assurance that we will be able to maintain adequate insurance in the future at rates we consider reasonable, or that our insurance coverage will be adequate to cover future claims that may arise. Claims for which we are not fully insured may adversely affect our working capital and profitability. In addition, changes in the insurance industry have generally led to higher insurance costs and decreased availability of coverage. The availability of insurance that covers risks we and our competitors typically insure against may decrease, and the insurance that we are able to obtain may have higher deductibles, higher premiums and more restrictive policy terms.

Risks Relating to our Common Stock

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

The market price of our common stock will be subject to wide fluctuations in response to various factors, some of which are beyond our control. Shares of our common stock were sold in our Public Offering in June 2017 at a price of $5.00 per share. The market price of our common stock may fluctuate in response to numerous factors, many of which are beyond our control, including:

●	economic and market conditions or trends in our industry or the economy as a whole and, in particular, in the construction industry;

●	additions or departures of key personnel;

●	operating results that fall below expectations;

●	industry developments;

●	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

●	material litigation or government disputes;

●	the public’s response to press releases or other public announcements by us or third parties, including our filings with the SEC;

●	changes in financial estimates or recommendations by any securities analysts who follow our common stock;

●	the size of our market float and potential dilution due to the exercise of outstanding options and warrants;

●	future sales of our common stock by our officers, directors and significant stockholders; and

●	period-to-period fluctuations in our financial results.

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

The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders. If our existing stockholders sell substantial amounts of our common stock in the public market, or if the public perceives that such sales could occur, this could have an adverse impact on the market price of our common stock, even if there is no relationship between such sales and the performance of our business.

As disclosed in our a registration statement on Form S-1 (File No. 333-215922), which was declared effective by the SEC on June 21, 2017 (the “Registration Statement”), our executive officers, directors and substantially all of our other stockholders prior to the Public Offering each agreed to lock-up restrictions, meaning that they and their permitted transferees were not permitted to sell any shares of our common stock for 180 days (and, in the case of our directors and officers, 365 days) after June 21, 2017. Such lock up restrictions expired on December 19, 2017, and such holders of our common stock may now sell their shares in the public market in the United States, subject to registration or reliance upon an exemption from United States registration, including, in the case of shares held by affiliates or control persons, compliance with the notice, manner-of-sale and volume restrictions of Rule 144.

In addition, shares subject to outstanding options under our SG Blocks, Inc. Stock Incentive Plan (the “Incentive Plan”) will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations. Substantial sales of such shares, at that time, could depress the sale price of our common stock.

Significant sales of our common stock, or the possibility that these sales may occur, might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. In addition, we may issue shares of our common stock in connection with investments or acquisitions in the future. The amount of shares of our common stock issued in connection with an investment or acquisition could constitute a material portion of our then-outstanding shares of common stock.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

Our directors, executive officers and each of our stockholders who, as of February 20, 2018, owned greater than 5% of our outstanding common stock, beneficially own approximately 44.8% of our outstanding common stock (not including exercisable options). Accordingly, these stockholders will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, merger, consolidation, or sale of all or substantially all of our assets, or any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with investors’ interests. For example, these stockholders could delay or prevent a change in control of us, even if such a change in control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of the Company or our assets and might affect the prevailing price of our common stock. The significant concentration of stock ownership may negatively impact the price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

The issuance of additional securities by our Board of Directors (the “Board” or “Board of Directors”) will dilute the ownership interests of our current stockholders and could discourage the acquisition of the Company.

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

In addition, the ability of the Board to designate and issue such shares could impede or deter an unsolicited tender offer or takeover proposal regarding the Company and the issuance of additional shares having preferential rights could adversely affect the voting power and other rights of holders of common stock and render more difficult the removal of current management, even if such removal may be in the stockholders’ best interests.

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

The trading market for our common stock will be influenced by the research and reports that securities or industry analysts publish about us, our business, our industry or our competitors. If one or more of the analysts who cover us change their recommendation regarding our stock adversely, change their opinion of the prospects for our company in a negative manner or provide more favorable relative recommendations about our competitors, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.

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

Because we are listed on the Nasdaq Capital Market, we are required to meet the Nasdaq Capital Market’s continued listing requirements and other Nasdaq rules, or we may risk delisting. Delisting could negatively affect the price of our common stock, which could make it more difficult for us to sell securities in a future financing or for you to sell your common stock.

We are required to meet the continued listing requirements of the Nasdaq Capital Market and other Nasdaq rules, including those regarding director independence and independent committee requirements, minimum stockholders’ equity, minimum share price and certain other corporate governance requirements. In particular, we are required to maintain a minimum bid price for our listed common stock of $1.00 per share. If we do not meet these continued listing requirements, our common stock could be delisted. Delisting from the Nasdaq Capital Market would cause us to pursue eligibility for trading of these securities on other markets or exchanges, or on an OTC market. In such case, our stockholders’ ability to trade or obtain quotations of the market value of our common stock would be severely limited because of lower trading volumes and transaction delays. These factors could contribute to lower prices and larger spreads in the bid and ask prices of these securities. There can be no assurance that the offered securities, if delisted from the Nasdaq Capital Market in the future, would be listed on a national securities exchange, a national quotation service or the over-the-counter markets. Delisting from the Nasdaq Capital Market, or even the issuance of a notice of potential delisting, would also result in negative publicity, make it more difficult for us to raise additional capital, adversely affect the market liquidity of the offered securities, decrease securities analysts’ coverage of us or diminish investor, supplier and employee confidence.

If our shares become subject to the penny stock rules, it would become more difficult to trade our shares.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or authorized for quotation on certain automated quotation systems, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. If we do not retain a listing on the Nasdaq Capital Market and if the price of our shares of common stock is less than $5.00, our common stock will be deemed a penny stock (meaning that our shares may be considered highly speculative and may trade infrequently, which can make them difficult to accurately price or sell). The penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document containing specified information. In addition, the penny stock rules require that, before effecting any transaction in a penny stock not otherwise exempt from those rules, a broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive: (i) the purchaser’s written acknowledgment of the receipt of a risk disclosure statement; (ii) a written agreement to transactions involving penny stocks; and (iii) a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our common stock, and therefore stockholders may have difficulty selling their shares.

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.       PROPERTIES.

We lease office space in Brooklyn, NY for our headquarters.

ITEM 3.       LEGAL PROCEEDINGS.

None.

ITEM 4.       MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.      MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock began trading on the Nasdaq Capital Market under the symbol “SGBX” on June 22, 2017. Before then, there was no public market for the Company’s common stock. The Company’s Former Common Stock was quoted on the OTC Bulletin Board but no longer trades, as such stock no longer exists. The following table sets forth the high and low bid prices for our common stock during each of the indicated calendar quarters:

Quarter Ended	High	Low
March 31, 2017	$-	$-
June 30, 2017 (starting June 22, 2017)	$5.20	$4.30
September 30, 2017	$5.85	$3.70
December 31, 2017	$7.00	$4.20

March 31, 2016	$-	$-
June 30, 2016	$-	$-
September 30, 2016	$-	$-
December 31, 2016	$-	$-

Stockholders

As of the close of business on February 20, 2018, there were approximately 124 holders of record of our common stock, which does not reflect those shares held beneficially or those shares held in “street” name. Accordingly, the number of beneficial owners of our common stock exceeds this number. On February 20, 2018, the closing sales price of our common stock as reported on the Nasdaq Capital Market was $4.69.

Dividend Policy

We have never paid any cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. The payment of dividends by us will depend on our future earnings, financial condition and such other business and economic factors as our management may consider relevant.

Recent Sales of Unregistered Securities

On November 20, 2017, the Company issued 2,803 shares of common stock upon the exercise of outstanding stock options to one of its employees. The stock options were exercised at an exercise price of $3.00 per share. The shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933 in reliance upon Rule 701 and Section 4(a)(2).

Issuer Purchases of Equity Securities

We did not repurchase any of our outstanding shares during 2017.

 ITEM 6.       SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Background

We offer the construction industry a safer, greener, faster, longer-lasting and more economical alternative to conventional construction methods. We redesign, repurpose, and convert heavy-gauge steel cargo shipping containers into SG Blocks™, safe green building blocks for commercial, industrial, and residential building construction.

We also use SGPBMs for construction, primarily to augment or complement a SG BlocksTM structure.

We use two products. For our SG Blocks™ projects, we provide code engineered cargo shipping containers that we modify and deliver to meet the growing demand for safe and green construction. Rather than consuming new steel and lumber, we capitalize on the structural engineering and design parameters a shipping container must meet and repurpose them for use in building. For our SGPBM projects, we start with a design and customize an engineered steel structure to customer plan and specifications primarily to augment or complement a SG BlocksTM structure.

Bankruptcy Proceedings

See “Item 1. Business – Our Emergence from Bankruptcy” for a description of our emergence from bankruptcy on June 30, 2016.

Results of Operations

Years Ended December 31, 2017 and 2016:

Year Ended December 31,

	Successor - 2017	Predecessor - Six Months Ended June 30, 2016	Successor - Six Months Ended December 31, 2016	Total 2016
Revenue	$5,061,585	$1,056,223	$868,166	$1,924,389
Cost of revenue	(4,427,778)	(859,974)	(750,486)	(1,610,460)
Operating expenses	(3,894,966)	(973,463)	(1,165,288)	(2,138,751)
Operating loss	(3,261,159)	(777,214)	(1,047,608)	(1,824,822)
Other expense	(1,251,521)	(429,009)	(148,200)	(577,209)
Reorganization items	-	541,486	(110,768)	430,718
Net loss	$(4,512,680)	$(664,737)	$(1,306,576)	$(1,971,313)

Revenue

Revenue for the year ended December 31, 2017 was $5,061,585 compared to $1,924,389 for the year ended December 31, 2016. This increase of $3,137,196 resulted mainly from revenue being recognized on additional projects that were in progress for the year ended December 31, 2017 as compared to December 31, 2016 primarily due to a contract in the amount of approximately $5,400,000 having revenue recognized during the year ended December 31, 2017 of approximately $3,000,000.

Cost of Revenue and Gross Profit

Cost of revenue was $4,427,778 for the year ended December 31, 2017, primarily related to the cost of buying and modifying containers. Gross profit was $633,807 for the same period.

Cost of revenue was $1,610,460 for the year ended December 31, 2016, primarily related to the cost of buying and modifying containers. Gross profit was $313,929 for the same period.

The $2,817,318 increase in cost of revenue and $319,878 increase in gross profit were attributable primarily to costs recognized on a contract in the amount of approximately $2,800,000.

Gross profit percentage decreased to 13% for the year ended December 31, 2017 compared to 16% for the year ended December 31, 2016 primarily due to lower contracted margins on revenue realized from a contract of approximately $2,700,000.

Payroll and Related Expenses

Payroll and related expenses for the year ended December 31, 2017 were $1,813,446 compared to $861,098 for the year ended December 31, 2016. This increase was primarily caused by additional head count during 2017 compared to 2016, and an increase of $393,913 in stock compensation expense recognized during the year ended December 31, 2017 compared to the year ended December 31, 2016. Stock compensation expense recognized for the year ended December 31, 2017 amounted to $701,402. Stock compensation expense recognized for each of the six months ended June 30, 2016 and December 31, 2016 amounted to $119,146 and $188,343, respectively.

Other Operating Expenses

Other operating expenses for the year ended December 31, 2017 were $2,081,520 compared to $1,277,653 for the year ended December 31, 2016. The increase resulted primarily from an increase of approximately $282,000 in legal and professional fees, $156,000 in marketing and business development expense and $296,000 in amortization related to intangible assets, for the year ended December 31, 2017 compared to the year ended December 31, 2016.

Interest Expense

Interest expense for the year ended December 31, 2017 was $330,388 compared to $696,734 for the year ended December 31, 2016. This decrease of $366,346 resulted primarily from no longer amortizing the discount on convertible debentures, which were converted in connection with the Public Offering.

Other Income (Expense)

During the year ended December 31, 2017 there was other income of $96,327 recognized due to a change in fair value of financial instruments, compared to $119,510 during the year ended December 31, 2016. During the year ended December 31, 2017 there was also a loss of $1,018,475 on debt conversion.

Income Tax Provision

A 100% valuation allowance was provided against the deferred tax asset consisting of available net operating loss carryforwards and accordingly no income tax benefit was provided.

Impact of Inflation

The impact of inflation upon the Company’s revenue and income/(loss) from continuing operations during each of the past two fiscal years has not been material to its financial position or results of operations for those years because the Company does not maintain any inventories whose costs are affected by inflation.

Liquidity and Capital Resources

As of December 31, 2017, the Company had an aggregate of $4,900,857 of cash and cash equivalents and short-term investments. Prior to the consummation of the Company’s Public Offering in June 2017, SGB had a cash balance of $307,304 and $549,100 as of March 31, 2017 and December 31, 2016, respectively.

Historically, SGB’s operations have primarily been funded through proceeds from equity and debt financings, as well as revenue from operations.

In June 2017, the Company completed the Public Offering, resulting in net proceeds of approximately $6.8 million after deducting underwriting discounts and commissions and related expenses. In July 2017, in connection with our Public Offering, the underwriters exercised their option to purchase 225,000 additional shares of common stock from us in full at a price to the public of $5.00 per share. As a result of the exercise and closing of the option to purchase additional shares, total net proceeds from the Public Offering were approximately $7.9 million after deducting underwriting discounts and commissions and related expenses. The Company incurred a total of $1,565,386 in issuance costs in connection with the Public Offering.

The Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, SGB sustained losses prior to its bankruptcy and continues to sustain losses from operations after its emergence from bankruptcy in June 2016. SGB anticipates that it will continue to generate losses from operations for the foreseeable future. At December 31, 2017 and December 31, 2016, SGB had a cash balance and short-term investment of $4,900,857 and $579,117, respectively. As of December 31, 2017, the Company’s stockholders’ equity was approximately $11.5 million, compared to approximately $5.4 million as of December 31, 2016. The Company’s net loss from operations for the years ended December 31, 2017 and 2016 was $4,512,680 and $1,971,313, respectively. This increase was primarily due to an increase in operating expenses of $1,756,215 and increase in other expenses of $674,312. Net cash used in operating activities was $1,242,107 and $1,865,905 for the years ended December 31, 2017 and 2016, respectively. The decrease resulted mainly from increase of $319,878 in gross profit and positive working capital of $471,357.

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

SGB provides services to its customers in three separate phases: the design phase, the architectural and engineering phase and the construction phase. Each phase is independent of the other, but builds through a progression of concept through delivery of a completed structure. These phases may be embodied in a single contract or in separate contracts, which is typical of a design build process model. As of December 31, 2017, the Company had 18 projects totaling $76,659,029 under contract, which, if they all proceed to construction, will result in our constructing approximately 552,254 square feet of container space. Of these contracts, 4 projects totaling approximately 88,008 square feet were in the architectural and engineering phase and 14 projects totaling approximately 464,246 square feet were contracts combining all three phases or parts thereof and including construction. The Company expects that all of this revenue will be realized by August 31, 2020.

Backlog may fluctuate significantly due to the timing of orders or awards for large projects and is not necessarily indicative of future backlog levels or the rate at which backlog will be recognized as revenue. A portion of the increase in backlog at December 31, 2017 from the prior year is attributable to two large contracts the Company entered into during the third quarter: one order for approximately $55 million and another for approximately $15 million.

There can be no assurance that the Company’s customers will decide to and/or be able to proceed with these construction projects, or that SGB will ultimately recognize revenue from these projects in a timely manner or at all.

Off -Balance Sheet Arrangements

As of December 31, 2017 and 2016, the Company had no material off-balance sheet arrangements other than operating leases to which SGB or its subsidiary is a party.

In the ordinary course of business, SGB enters into agreements with third parties that include indemnification provisions which, in its judgment, are normal and customary for companies in its industry sector. These agreements are typically with consultants and certain vendors. Pursuant to these agreements, SGB generally agrees to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to actions taken or omitted by SGB. The maximum potential amount of future payments SGB could be required to make under these indemnification provisions is unlimited. SGB has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, SGB has no liabilities recorded for these provisions as of December 31, 2017.

Critical Accounting Policies and New Accounting Pronouncements

Critical Accounting Policies

Our financial statements are prepared in accordance with United States generally accepted accounting principles (“GAAP”). In connection with the preparation of the financial statements, we are required to make assumptions and estimates and apply judgments that affect the reported amounts of assets, liabilities, revenue, and expenses, and the related disclosures. We base our assumptions, estimates, and judgments on historical experience, current trends, and other factors that we believe to be relevant at the time the consolidated financial statements are prepared. On a regular basis, we review the accounting policies, assumptions, estimates, and judgments to ensure that our financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

Our significant accounting policies are discussed in “Note 3—Summary of Significant Accounting Policies” of the notes to our consolidated financial statements included elsewhere in this Annual Report. We believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our reported financial results.

Share-based payments. SGB measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, the fair value of the award is measured on the grant date. For non-employees, the fair value of the award is generally re-measured on interim financial reporting dates and vesting dates until the service period is complete. The fair value amount is then recognized over the period services are required to be provided in exchange for the award, usually the vesting period. SGB recognizes stock-based compensation expense on a graded-vesting basis over the requisite service period for each separately vesting tranche of each award. Stock-based compensation expense to employees is reported within payroll and related expenses in the consolidated statements of operations. For the year ended December 31, 2017, stock-based compensation expense to non-employees is reported within marketing and business development expense in the consolidated statements of operations.

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

SGB’s free-standing derivatives consisted of issuances of convertible debentures, which were converted prior to December 31, 2017, and warrants to purchase common stock. SGB evaluated the common stock purchase warrants to assess their proper classification in the consolidated balance sheet and determined that the common stock purchase warrants feature a characteristic permitting cash settlement at the option of the holder. Accordingly, these instruments were classified as warrant liabilities. Upon emergence from bankruptcy, all common stock purchase warrants of the Company at the time were cancelled and are no longer included on the Company’s balance sheet.

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

SGB determined that the embedded conversion options that were included in the outstanding convertible debentures should be bifurcated from their host and a portion of the proceeds received upon the issuance of the hybrid contract has been allocated to the fair value of the derivative. The derivative was subsequently marked to market at each reporting date based on current fair value, with the changes in fair value reported in results of operations.

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

The asset “costs and estimated earnings in excess of billings on uncompleted contracts” represents revenue recognized in excess of amounts billed. The liability “billings in excess of costs and estimated earnings on uncompleted contracts” represents billing in excess of revenue recognized.

SGB offers a one-year warranty on completed contracts. SGB has not incurred any losses to date, nor does it anticipate incurring any losses for warranties that are currently outstanding. Accordingly, no warranty reserve is considered necessary for any of the periods presented.

SGB also supplies repurposed containers and SGPBMs to its customers. In these cases, SGB serves as a supplier to its customers for standard and made-to-order products that it sells at fixed prices. Revenue from these contracts is generally recognized when the products have been delivered to and accepted by the customer and collection is reasonably assured. Revenue is recognized upon completion of the following: an order for a product is received from a customer; written approval for the payment schedule is received from the customer and the corresponding required deposit or payments are received; a common carrier signs documentation accepting responsibility for the unit as agent for the customer; and the unit is delivered to the customer’s shipping point.

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

Goodwill. Goodwill represents the excess of reorganization value over the fair value of identified net assets upon emergence from bankruptcy. In accordance with the accounting guidance on goodwill, SGB performs its impairment test of goodwill at the reporting unit level each fiscal year, or more frequently if events or circumstances change that would more likely than not reduce the fair value of its reporting units below their carrying values. The Company’s evaluation of goodwill completed during the year ended December 31, 2017, resulted in no impairment losses.

Intangible assets – Intangible assets represent the preliminary assets identified upon emergence from bankruptcy and consist of $2,766,000 of proprietary knowledge and technology which is being amortized over 20 years, $1,113,000 of customer contracts which is being amortized over 2.5 years and $28,820 of trademarks which is being amortized over 5 years. The Company evaluated intangible assets for impairment during the year ended December 31, 2017, and determined that there are no impairment losses.

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

Other companies, including other companies in our industry, may not use such measures or may calculate one or more of the measures differently than as presented in this Annual Report on Form 10-K, limiting their usefulness as a comparative measure.

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

The following is a reconciliation of EBITDA and Adjusted EBITDA to the nearest GAAP measure, net loss:

	Year Ended December 31, 2017	Year Ended December 31, 2016
Net loss	$(4,512,680)	$(1,971,313)
Addback interest expense	330,388	696,734
Addback depreciation and amortization	590,778	300,047
EBITDA (non-GAAP)	(3,591,514)	(974,532)

Addback loss on conversion of convertible debentures	1,018,475	-
Less gain on reorganization	-	(713,379)
Less change in fair value of financial instruments	(96,327)	(119,510)
Addback non-cash consultant fee	254,500	-
Addback stock compensation expense	701,402	307,489
Adjusted EBITDA (non-GAAP)	$(1,713,464)	$(1,499,932)

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements and the notes thereto, together with the report thereon of Whitley Penn LLP dated March 1, 2018, appear beginning on page F-1 of this report.

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On July 29, 2016, the Company engaged Whitley Penn LLP (“Whitley Penn”) as the Registrant’s new independent registered public accounting firm. The appointment of Whitley Penn was approved by the Company’s Board of Directors.

During the fiscal years ended December 31, 2015 and 2014, and the subsequent interim period prior to Whitley Penn’s engagement, neither the Company nor anyone acting on its behalf consulted with Whitley Penn regarding either (1) the application of accounting principles to any specific completed or proposed transaction, or the type of audit opinion that might be rendered on the Company’s financial statements, nor did Whitley Penn provide written or oral advice to the Company that Whitley Penn concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (2) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the instructions thereto) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

ITEM 9A.       CONTROLS AND PROCEDURES.

(a) Disclosure Controls and Procedures.

Management, with the participation of our Principal Executive Officer and Principal Financial Officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report (the “Evaluation Date”). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on our assessment, we concluded that, as of December 31, 2017, our internal control over financial reporting was effective based on those criteria.

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

(c) Changes in Internal Control over Financial Reporting

Notwithstanding our remedial actions and integration of our financial reporting systems, there was no change in our internal control over financial reporting that occurred during the fourth quarter of 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.      OTHER INFORMATION.

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information in response to this Item is incorporated herein by reference to our definitive proxy statement for our 2018 annual meeting of stockholders to be filed with the SEC no later than 120 days after December 31, 2017.

ITEM 11.     EXECUTIVE COMPENSATION.

Information in response to this Item is incorporated herein by reference to our definitive proxy statement for our 2018 annual meeting of stockholders to be filed with the SEC no later than 120 days after December 31, 2017.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information in response to this Item is incorporated herein by reference to our definitive proxy statement for our 2018 annual meeting of stockholders to be filed with the SEC no later than 120 days after December 31, 2017.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information in response to this Item is incorporated herein by reference to our definitive proxy statement for our 2018 annual meeting of stockholders to be filed with the SEC no later than 120 days after December 31, 2017.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information in response to this Item is incorporated herein by reference to our definitive proxy statement for our 2018 annual meeting of stockholders to be filed with the SEC no later than 120 days after December 31, 2017.

PART IV

ITEM 15.      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1)     INDEX TO 2017 CONSOLIDATED FINANCIAL STATEMENTS:

Our financial statements and the notes thereto, together with the report thereon of Whitley Penn LLP dated March 1, 2018, appear beginning on page F-1 of this Annual Report. See Table of Contents of the Consolidated Financial Statements included in this Annual Report.

(a)(2) FINANCIAL STATEMENT SCHEDULES

All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(a)(3)     EXHIBITS

The information required by this Item is listed in the Exhibit Index of this Annual Report on Form 10-K.

INDEX TO EXHIBITS

The exhibit number, description and sequential page number in the original copy of this document where exhibits can be found as follows:

Exhibit Number	Description of Exhibits
1.1	Form of Underwriting Agreement (incorporated herein by reference to Exhibit 1.1 to the Registration Statement on Form S-1/A (File No. 333-215922) as filed by SG Blocks, Inc. with the Securities and Exchange Commission on April 13, 2017).
2.1	Order Confirming Debtors’ Amended Plan of Reorganization Under Chapter 11 of the Bankruptcy Code (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on July 7, 2016).
2.2	Disclosure Statement for Amended Plan of Reorganization for SG Blocks, Inc., et al. under Chapter 11 of the Bankruptcy Code (incorporated herein by reference to Exhibit 2.2 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on July 7, 2016).
2.3	Order of the Bankruptcy Court for the Southern District of New York Approving the Disclosure Statement and Setting Plan of Reorganization Confirmation Deadlines (incorporated herein by reference to Exhibit 2.3 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on July 7, 2016).
3.1	Amended and Restated Certificate of Incorporation of SG Blocks, Inc. (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on July 7, 2016).
3.2	Amendment to Amended and Restated Certificate of Incorporation of SG Blocks, Inc. (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on February 28, 2017).
3.3	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on July 7, 2016).
3.4	Certificate of Amendment to Certificate of Designation, dated May 11, 2017 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on May 12, 2017).
3.5	Amended and Restated By-laws of SG Blocks, Inc. (incorporated herein by reference to Exhibit 3.4 to the Annual Report on Form 10-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on February 21, 2017).
4.1	Debtor in Possession Credit Agreement, dated as of October 15, 2015, by and among SG Blocks, Inc., as Borrower, SG Building Blocks, Inc. and Endaxi Infrastructure Group, Inc., as Guarantors, Hillair Capital Investments L.P., as Lender, and Hillair Capital Management LLC, as Collateral Agent (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on July 7, 2016).
4.2	Senior Security Agreement, dated as of October 15, 2015, by and among SG Blocks, Inc., SG Building Blocks, Inc., and Endaxi Infrastructure Group, Inc., as Grantors, and Hillair Capital Management LLC, as Grantee (incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on July 7, 2016).
4.3	Original Issue Discount Senior Secured Convertible Debenture due June 30, 2018, dated as of June 30, 2016, by and between Hillair Capital Investments, L.P. and SG Blocks, Inc. (incorporated herein by reference to Exhibit 4.3 to the Current Report on Form 8-K/A as filed by SG Blocks, Inc. with the Securities and Exchange Commission on August 8, 2016).
4.4	Original Issue Discount Senior Secured Convertible Debenture due June 30, 2018, dated as of November 17, 2016, by and between Hillair Capital Investments, L.P. and SG Blocks, Inc. (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on November 22, 2016).

4.5	Form of Warrant to Purchase Common Stock (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on July 14, 2017).
10.1	Form of Director Indemnification Agreement (incorporated herein by reference to Exhibit 10.1 to the Registration Statement on Form S-1 (File No. 333-215922) as filed by SG Blocks, Inc. with the Securities and Exchange Commission on February 6, 2017).
10.2*	Employment Agreement, dated March 10, 2017, between Paul Galvin and SG Blocks, Inc. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on March 14, 2017).
10.3*	Employment Agreement, dated March 10, 2017, between Mahesh Shetty and SG Blocks, Inc. (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on March 14, 2017).
10.4*	Employment Agreement, dated March 10, 2017, between Stevan Armstrong and SG Blocks, Inc. (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on March 14, 2017).
10.5**	Collaboration and Supply Agreement, dated July 23, 2007, by and between SG Building, Inc. (fka SGBlocks, LLC) and ConGlobal Industries, Inc. (incorporated herein by reference to Exhibit 10.7 to the Current Report on Form 8-K/A as filed by SG Blocks, Inc. with the Securities and Exchange Commission on January 13, 2012).
10.6	Amendment to Collaboration and Supply Agreement, dated May 14, 2014, between SG Blocks, Inc. and ConGlobal Industries, Inc. (incorporated herein by reference to Exhibit 10.6 to the Registration Statement on Form S-1/A (File No. 333-215922) as filed by SG Blocks, Inc. with the Securities and Exchange Commission on March 15, 2017).
10.7	Securities Purchase Agreement, dated as of June 30, 2016, by and between SG Blocks, Inc. and Hillair Capital Investments L.P. (incorporated herein by reference to Exhibit 4.4 to the Current Report on Form 8-K/A as filed by SG Blocks, Inc. with the Securities and Exchange Commission on August 8, 2016).
10.8	Subsidiary Guarantee, dated as of June 30, 2016, by SG Building Blocks, Inc. (incorporated herein by reference to Exhibit 4.5 to the Current Report on Form 8-K/A as filed by SG Blocks, Inc. with the Securities and Exchange Commission on August 8, 2016).
10.9	Security Agreement, dated as of June 30, 2016, by and between SG Blocks Inc., SG Building Blocks, Inc. and Hillair Capital Investments L.P. (incorporated herein by reference to Exhibit 4.6 to the Current Report on Form 8-K/A as filed by SG Blocks, Inc. with the Securities and Exchange Commission on August 8, 2016).
10.10	Securities Purchase Agreement, dated as of November 17, 2016, by and between SG Blocks, Inc. and Hillair Capital Investments L.P. (incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on November 22, 2016).
10.11*	SG Blocks, Inc. Stock Incentive Plan (incorporated herein by reference to Exhibit 10.10 to the Registration Statement on Form S-1 as filed by SG Blocks, Inc. with the Securities and Exchange Commission on February 6, 2017).
10.12*	Form of SG Blocks, Inc. Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on November 1, 2016).
10.13*	Form of SG Blocks, Inc. Non-Qualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on November 1, 2016).
10.14*	Consulting Agreement, dated July 1, 2016, between RSM Advisors, Inc. and SG Blocks, Inc. (incorporated herein by reference to Exhibit 10.13 to the Annual Report on Form 10-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on February 21, 2017).

16.1	Letter from Marcum LLP, dated August 2, 2016, to the Securities and Exchange Commission (incorporated herein by reference to Exhibit 16.1 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on August 2, 2016).
21.1+	List of Subsidiaries.
31.1+	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101.INS+	XBRL Instance Document.
101.SCH+	XBRL Taxonomy Extension Schema Document.
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB+	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Includes compensatory plan or arrangement.

**	Filed with confidential portions omitted pursuant to request for confidential treatment. The omitted portions have been separately filed with the SEC.

+	Filed herewith.

ITEM 16.      FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SG BLOCKS, INC.

(Company)

By:	/s/ Paul M. Galvin	Date: March 1, 2018
Paul M. Galvin

POWER OF ATTORNEY

Each person whose signature appears below hereby constitutes and appoints Paul M. Galvin and Mahesh Shetty and each of them, his attorneys-in-fact, each with the power of substitution, for him and in his name, place and stead, in any and all capacities, to sign this annual report on Form 10-K and any and all amendments to this report on Form 10-K, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and all intents and purposes as he might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact and agents or any of them or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Paul M. Galvin	Chief Executive Officer and Chairman of the	March 1, 2018
Paul M. Galvin	Board (Principal Executive Officer)

/s/ Mahesh Shetty	President, Chief Financial Officer and Director	March 1, 2018
Mahesh Shetty

/s/ Christopher Melton	Director	March 1, 2018
Christopher Melton

/s/ Neal Kaufman	Director	March 1, 2018
Neal Kaufman

/s/ Sean McAvoy	Director	March 1, 2018
Sean McAvoy

/s/ Balan R. Ayyar	Director	March 1, 2018
Balan R. Ayyar

/s/ A. Richard Moore, Jr.	Director	March 1, 2018
A. Richard Moore, Jr.

SG BLOCKS, INC.

AND SUBSIDIARIES

Consolidated Financial Statements

December 31, 2017 and 2016

SG BLOCKS, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

SG Blocks, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SG Blocks, Inc. and subsidiaries (the “Company”), as of December 31, 2017 and 2016, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year ended December 31, 2017 and the six month periods ended December 31, 2016 (Successor) and June 30, 2016 (Predecessor) and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company, as of December 31, 2017 and 2016, and the results of their operations and their cash flows for the year ended December 31, 2017 and the six month periods ended December 31, 2016 (Successor) and June 30, 2016 (Predecessor) in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Whitley Penn LLP

We have served as the Company’s auditor since 2016.

Dallas, Texas

March 1, 2018

SG BLOCKS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31,	2017	2016

Assets

Current assets:
Cash and cash equivalents	$4,870,824	$549,100
Short-term investment	30,033	30,017
Accounts receivable, net	3,005,875	234,518
Costs and estimated earnings in excess of billings on uncompleted contracts	61,175	33,349
Inventory	-	9,445
Prepaid expenses and other current assets	183,890	124,720
Total current assets	8,151,797	981,149

Equipment, net	6,796	5,559
Goodwill	4,162,173	4,162,173
Intangible assets, net	3,028,247	3,587,250

Totals	$15,349,013	$8,736,131

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued expenses	$2,148,091	$350,772
Billings in excess of costs and estimated earnings on uncompleted contracts	1,673,048	48,478
Deferred revenue	-	72,788
Conversion option liabilities	-	384,461
Total current liabilities	3,821,139	856,499
Convertible debentures, net of discounts of $991,163	-	2,446,337
Total liabilities	3,821,139	3,302,836

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $1.00 par value, 5,405,010 shares authorized; 0 and 1,801,670 issued and outstanding as of December 31, 2017 and 2016, respectively	-	1,801,670
Common stock, $0.01 par value, 300,000,000 shares authorized; 4,260,041 and 163,901 issued and outstanding as of December 31, 2017 and 2016, respectively	42,601	1,639
Additional paid-in capital	17,304,529	4,936,562
Accumulated deficit	(5,819,256)	(1,306,576)
Total stockholders’ equity	11,527,874	5,433,295

Totals	$15,349,013	$8,736,131

The accompanying notes are an integral part of these consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
	Successor For the Year Ended December 31,	Predecessor For the Six Months Ended June 30,	Successor For the Six Months Ended December 31,
	2017	2016	2016

Revenue:
Construction revenue	$4,638,053	$1,004,216	$547,827
Engineering services	423,532	52,007	320,339
	5,061,585	1,056,223	868,166

Cost of revenue:
Construction revenue	4,095,509	816,076	460,941
Engineering services	332,269	43,898	289,545
	4,427,778	859,974	750,486

Gross profit	633,807	196,249	117,680

Operating expenses:
Payroll and related expenses	1,813,446	367,254	493,844
General and administrative expenses	1,753,236	557,069	555,806
Marketing and business development expense	271,092	22,729	85,488
Pre-project expenses	57,192	26,411	30,150
Total	3,894,966	973,463	1,165,288

Operating loss	(3,261,159)	(777,214)	(1,047,608)

Other income (expense):
Interest expense	(330,388)	(429,017)	(267,717)
Interest income	15	8	7
Other income	1,000	-	-
Loss on debt conversions	(1,018,475)	-	-
Change in fair value of financial instruments	96,327	-	119,510
Total	(1,251,521)	(429,009)	(148,200)

Net loss before reorganization items	(4,512,680)	(1,206,223)	(1,195,808)

Reorganization items:
Legal and professional fees	-	(171,893)	(110,768)
Gain on reorganization	-	713,379	-
Total	-	541,486	(110,768)

Net loss	$(4,512,680)	$(664,737)	$(1,306,576)

Net loss per share - basic and diluted:
Basic and diluted	$(1.95)	$(.01)	$(7.97)

Weighted average shares outstanding:
Basic and diluted	2,310,066	42,918,927	163,901

The accompanying notes are an integral part of these consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2017 and 2016

	$0.01 Par Value Common Stock		Preferred	Additional Paid-in	Accumulated
	Shares	Amount	Stock	Capital	Deficit	Total

Balance - December 31, 2015 (Predecessor)	42,918,927	$429,189	$-	$7,171,683	$(13,480,509)	$(5,879,637)

Stock-based compensation	-	-	-	119,146	-	119,146

Net loss	-	-	-	-	(664,737)	(664,737)

Cancellation of Predecessor equity	(42,918,927)	(429,189)	-	(7,290,829)	14,145,246	6,425,228

Balance – June 30, 2016 (Successor)	-	-	-	-	-	-

Issuance of preferred stock	-	-	1,801,670	3,603,340	-	5,405,010

Issuance of Successor common stock	163,901	1,639	-	1,190,030	-	1,191,669

Reorganization adjustment	-	-	-	(45,151)	-	(45,151)

Stock-based compensation	-	-	-	188,343	-	188,343

Net loss	-	-	-	-	(1,306,576)	(1,306,576)

Balance – December 31, 2016 (Successor)	163,901	$1,639	$1,801,670	$4,936,562	$(1,306,576)	$5,433,295

Stock-based compensation	-	-	-	701,402	-	701,402

Exercise of stock options	2,803	28	-	8,381	-	8,409

Conversion of preferred stock	1,801,670	18,017	(1,801,670)	1,783,653	-	-

Issuance of common stock, net of issuance costs	1,725,000	17,250	-	7,042,364	-	7,059,614

Issuance of common stock for services	50,000	500	-	254,000	-	254,500

Conversion of convertible debentures	516,667	5,167	-	2,578,167	-	2,583,334

Net loss	-	-	-	-	(4,512,680)	(4,512,680)

Balance- December 31, 2017	4,260,041	$42,601	$-	$17,304,529	$(5,819,256)	$11,527,874

The accompanying notes are an integral part of these consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
	Successor For the Year Ended December 31, 2017	Predecessor For the Six Months Ended June 30, 2016	Successor For the Six Months Ended December 31, 2016

Cash flows from operating activities:
Net loss	$(4,512,680)	$(664,737)	$(1,306,576)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	2,955	1,629	1,434
Amortization of intangible assets	587,823	-	291,750
Amortization of debt issuance costs	-	5,204	-
Amortization of discount on convertible debentures	330,388	387,965	250,308
Interest income on short-term investment	(15)	(8)	(7)
Change in fair value of financial instruments	(96,327)	-	(119,510)
Interest expense on debtor in possession financing	-	35,848	-
Loss on debt conversion	1,018,475	-	-
Gain on reorganization	-	(713,379)	-
Non-cash consultant fee	254,500	-	-
Stock-based compensation	701,402	119,146	188,343
Changes in operating assets and liabilities:
Accounts receivable	(2,771,357)	(104,858)	(43,624)
Cost and estimated earnings in excess of billings on uncompleted contracts	(27,826)	-	(33,349)
Inventory	9,445	118,011	30,725
Prepaid expenses and other current assets	(59,170)	(28,589)	(96,131)
Intangible asset	(28,820)	-	-
Accounts payable and accrued expenses	1,797,318	269,317	75,292
Accounts payable and accrued expenses – subject to compromise	-	(22,457)	(33,713)
Accrued interest, related party – subject to compromise	-	-	(26,500)
Related party accounts payable and accrued expenses – subject to compromise	-	(163,522)	(206,629)
Billings in excess of costs and estimated earnings -on uncompleted contracts	1,624,570	14,650	5,804
Deferred revenue	(72,788)	(87,115)	(10,627)
Net cash used in operating activities	(1,242,107)	(832,895)	(1,033,010)

Cash flows provided by investing activities:
Short-term investment	-	2,700	-
Purchase of equipment	(4,192)	-	(1,393)
Security deposit	-	-	1,200
Net cash provided by (used in) investing activities	(4,192)	2,700	(193)

Cash flows from financing activities:
Principal payments on related party notes payable	-	-	(73,500)
Proceeds from exercise of stock options	8,409	-	-
Proceeds from public stock offering, net of issuance costs	7,059,614	-	-
Proceeds from issuance of convertible debentures	-	1,919,001	750,000
Payments on convertible debentures	(1,500,000)	-	-
Debt issuance costs	-	-	(50,000)
Proceeds from (repayment of) debtor in possession financing	-	(600,000)	-
Net cash provided by financing activities	5,568,023	1,319,001	626,500

Net increase (decrease) in cash and cash equivalents	4,321,724	488,806	(406,703)

Cash and cash equivalents - beginning of period	549,100	466,997	955,803

Cash and cash equivalents - end of period	$4,870,824	$955,803	$549,100

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-	$-
Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible debentures to common stock	$2,583,334	$-	$-
Conversion of preferred stock to common stock	$1,801,670	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2017 and 2016

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

The Company provides two main products, both of which are used to meet the growing demand for safe and green commercial, industrial and residential building construction. SGB provides SG BlocksTM, code engineered cargo shipping containers that the Company modifies for use in construction. Rather than consuming new steel and lumber, SG BlocksTM capitalize on the structural engineering and design parameters a shipping container must meet and repurposes them for use in building. They offer the construction industry a safer, greener, faster, longer lasting and more economical alternative to conventional construction methods. SGB also provides purpose-built modules (“SGPBMs” and, together with SG BlocksTM, “Modules”), which are prefabricated steel modular units created specifically for use in modular construction, unlike the shipping containers used to create SG BlocksTM.

The Company also provides engineering and project management services related to the use of Modules in construction.

Reverse Stock Split

On February 28, 2017, the Company effected a 1-for-3 reverse stock split of its successor common stock and preferred stock, which has since been converted. All share and per share amounts set forth in the consolidated financial statements of the Company have been retroactively restated to reflect the split as if it had occurred as of the earliest period presented.

Public Offering

On June 27, 2017, the Company completed a public offering of its common stock (the “Public Offering”). In connection with the Public Offering, the Company sold 1,500,000 shares of common stock at a public offering price of $5.00 per share, resulting in aggregate net proceeds of $6,826,558 after deducting underwriting discounts and commissions and related expenses of $673,442. On July 12, 2017, the underwriters of the Public Offering exercised their option to purchase an additional 225,000 shares of common stock, resulting in net proceeds of $1,046,250 after deducting underwriting discounts and commissions and related expenses of $78,750. In addition, the Company incurred additional expenses related to the offering in the amount of $813,195.

In connection with the Public Offering and as compensation to the underwriters, the Company issued warrants to purchase an aggregate of 86,250 shares of the Company’s common stock, at an exercise price of $6.25 per share, to certain affiliates of the underwriters. See Note 14 for additional information regarding the underwriters’ warrants.

The Company incurred a total of $1,565,386 in issuance costs in connection with the Public Offering.

As of December 31, 2017, the Company had 4,260,041 shares of common stock issued and outstanding.

2.	Emergence from Bankruptcy

Through December 31, 2017, the Company has incurred an accumulated deficit of $5,819,256. At December 31, 2017, the Company had a cash balance of $4,870,824 and a short-term investment of approximately $30,000.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2017 and 2016

2.	Emergence from Bankruptcy (continued)

Since the Company’s inception, it has generated revenues from construction, engineering and project management services.

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

On October 15, 2015, the Company, as borrower, and its subsidiaries, as guarantors, entered into a Debtor in Possession Credit Agreement (the “DIP Credit Agreement” and the loans thereunder, the “DIP Loan”) with Hillair Capital Investments L.P. (“HCI”). As a condition to the making of the DIP Loan, the Company and its subsidiaries entered into a Senior Security Agreement (the “DIP Security Agreement” and, together with the DIP Credit Agreement and the other documents entered into in connection therewith, the “DIP Facility”), also dated as of October 15, 2015, with Hillair Capital Management LLC (“HCM”), pursuant to which the Company and its subsidiaries granted HCM a first priority security interest in all of their respective assets for the benefit of HCI. The DIP Loan had a maximum principal amount of $600,000, bore interest at a rate of 12%, required the Company to pay a collateral fee of $25,000 and was due and payable upon the earlier to occur of April 15, 2016 or other dates specified in the DIP Credit Agreement. The DIP Loan became due on April 15, 2016, but was not repaid until the Effective Date, as described below. The funds advanced under the DIP Facility were used by the Company to fund its operation during the bankruptcy proceeding, including payment of professional fees and expenses. On the Effective Date and in accordance with the Plan, the DIP Facility was repaid in full and the related DIP Credit Agreement was terminated.

Prior to the Effective Date, the Company was authorized to issue: (i) 300,000,000 shares of common stock, par value $0.01 (the “Former Common Stock”), of which 42,918,927 shares were issued and outstanding as of June 29, 2016; and (ii) 5,000,000 shares of preferred stock, par value $0.01 (the “Former Preferred Stock”), none of which were issued and outstanding prior to the Effective Date.

On the Effective Date, and pursuant to the terms of the Plan, the Company entered into a Securities Purchase Agreement, dated June 30, 2016 (the “2016 SPA”), pursuant to which the Company sold for a subscription price of $2,000,000 a 12% Original Issue Discount Senior Secured Convertible Debenture to HCI in the principal amount of $2,500,000, with a maturity date of June 30, 2018 (the “Exit Facility”). The Exit Facility was convertible at HCI’s option at any time in whole or in part into shares of New Common Stock (as defined below) at a ratio of 1 share for every $3.75 of debt. In connection with the Company’s Public Offering, as described elsewhere in this Annual Report on Form 10-K, the Exit Facility was partially converted into 375,758 shares of New Common Stock. The Company repaid the remaining outstanding balance using proceeds from the Public Offering.

On November 17, 2016, the Company entered into a Securities Purchase Agreement with HCI, for which the Company sold for a subscription price of $750,000, a 12% Original Issue Discount Senior Secured Convertible Debenture to HCI in the amount of $937,500, with a maturity date of June 30, 2018 (the “November 2016 Debenture” and together with the Exit Facility, the “2016 Debentures”). The November 2016 Debenture was convertible at HCI’s option at any time in whole or in part into shares of New Common Stock at a ratio of 1 share for every $3.75 of debt. In connection with the Company’s Public Offering, as described elsewhere in this Annual Report on Form 10-K, the November 2016 Debenture was partially converted into 140,909 shares of New Common Stock. The Company repaid the remaining outstanding balance using proceeds from the Public Offering.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2017 and 2016

2.	Emergence from Bankruptcy (continued)

On the Effective Date, all previously issued and outstanding shares of the Former Common Stock were deemed discharged, cancelled and extinguished, and, pursuant to the Plan, the Company issued, in the aggregate, 163,901 shares of common stock, par value $0.01 (the “New Common Stock”), to the holders of Former Common Stock, representing 7.5% of SGB’s issued and outstanding New Common Stock, after taking into account full exercise of the Management Options (as defined below) and conversion of the New Preferred Stock (as defined below), but prior to any conversion of the Exit Facility, as of the Effective Date. Further, under the Plan, upon the Effective Date certain members of the Company’s management were entitled to receive options (“Management Options”) to acquire an aggregate of 10%, or approximately 218,384 shares, of SGB’s New Common Stock, on a fully diluted basis, assuming conversion of all of the New Preferred Stock but not the Exit Facility. On October 26, 2016, the Company authorized the Management Options to be issued.

On the Effective Date, pursuant to the terms of the Plan and the Company’s Amended and Restated Certificate of Incorporation, the Company filed with the Secretary of State of the State of Delaware a Certificate of Designations of Convertible Preferred Stock, designating 5,405,010 shares of preferred stock, par value $1.00 (the “New Preferred Stock”). On the Effective Date and pursuant to the Plan, each Prepetition Loan Document, as defined in the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on July 7, 2016, was cancelled and the holders of debt thereunder received one share of the New Preferred Stock for each dollar owed by the Company thereunder. Prior to its conversion in June 2017, the New Preferred Stock was convertible into New Common Stock on a 1:1 basis and, if converted on the Effective Date, would convert into 82.5% of the New Common Stock issued and outstanding on the Effective Date, after taking into account shares of New Common Stock issued to holders of the Former Common Stock and the exercise of the Management Options but prior to any conversion of the Exit Facility. As described elsewhere in this Annual Report on Form 10-K, in connection with the Company’s Public Offering, the Company converted all of the issued and outstanding shares of New Preferred Stock into 1,801,670 shares of New Common Stock.

In addition, each of the general unsecured claims received a distribution of 100% of its allowed claim, plus post-petition interest calculated at the Federal judgment rate, payable as follows: 50% on the Effective Date, 25% at the conclusion of the next full fiscal quarter after the Effective Date and the remaining 25%, plus any post-petition interest owed, at the conclusion of the second full fiscal quarter after the Effective Date. These claims have been identified as subject to compromise on the balance sheet and were fully paid.

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

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2017 and 2016

2.	Emergence from Bankruptcy (continued)

A discounted cash flow (“DCF”) analysis was performed based on budgeted performance for the third and fourth fiscal quarters of 2016, and forecasted performance for 2017 through 2020. The DCF analysis also included a terminal value at the end of the forecast period (e.g., after 3.5 years). The terminal value was derived using a Gordon Growth model, which capitalizes the terminal year cash flow at a rate of 5%. The DCF included a 40% tax rate and the use of the Company’s existing net operating loss carry-forward.

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

The reorganization value was derived from an estimate of enterprise value. Enterprise value represents the estimated fair value of an entity’s long term debt and stockholders’ equity. In support of the Plan, the enterprise value of the Successor Company was estimated to be approximately $8,551,528. The valuation analysis was prepared using financial information and financial projections and applying standard valuation techniques and including risked net asset value analysis.

The Company identified an embedded derivative related to the convertible option feature included in the convertible debentures. The accounting treatment of derivative financial instruments requires the Company to bifurcate and fair value the derivative as of the inception date of the convertible debentures and to fair value the derivative as of each subsequent reporting date. Upon issuance of the convertible debenture on June 30, 2016, the Company received net proceeds of $1,319,001, net of the payoff of $600,000 debtor-in-possession financing and $35,848 in interest expense on such financing, recorded a discount of $500,000, reimbursed HCI for $45,151 of reorganization costs and recognized a derivative financial instrument approximating $394,460. After these adjustments, the Company’s debt was $1,605,540. The difference between the $2,500,000 face amount and the discounts recorded is being amortized over two years, the current expected life of the debt. The fair value of the convertible options was estimated using a Black-Scholes pricing model with the following assumptions: stock price of $3.00; strike price of $3.75; expected volatility of 48.8%; risk free interest rate of 0.58%; and expiration date of two years. The fair value of these convertible options was estimated using Level 3 inputs.

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

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2017 and 2016

2.	Emergence from Bankruptcy (continued)

The following table reflects the reorganization and application of ASC 852 on our condensed consolidated balance sheet as of June 30, 2016:

	Predecessor Company	Reorganization Adjustments		Fresh Start Adjustments		Successor Company
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$-	$955,803	(1)	$-		$955,803
Short-term investment	30,011	-		-		30,011
Accounts receivable, net	190,893	-		-		190,893
Prepaid expenses	28,589	-		-		28,589
Inventory	40,170	-		-		40,170
Total current assets	289,663	955,803		-		1,245,466
Equipment, net	5,600	-		-		5,600
Security deposit	1,200	-		-		1,200
Goodwill	-	-		4,162,173	(7)	4,162,173
Intangible assets	-	-		3,879,000	(7)	3,879,000

Totals	$296,463	$955,803		$8,041,173		$9,293,439

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable and accrued expenses	$487,699	$(212,219	)(2)	$-		$275,480
Accounts payable and accrued expenses – subject to compromise	120,325	(86,612	)(2)	-		33,713
Accrued interest, related party – subject to compromise	43,301	(16,801	)(2)	-		26,500
Accrued interest	173,147	(173,147	)(2)	-		-
Related party accounts payable and accrued expenses – subject to compromise	370,151	(163,522	)(2)	-		206,629
Related party notes payable – secured claim	73,500	-		-		73,500
Convertible debentures, net of discounts	5,405,010	(5,405,010	)(3)	-		-
Billings in excess of costs and estimated earnings on uncompleted contracts	42,674	-		-		42,764
Deferred revenue	83,415	-		-		83,415
Convertible option liabilities	-	394,460	(4)	-		394,460
Total current liabilities	6,799,222	(5,662,851)		-		1,136,371
Debtor in possession financing	600,000	(600,000	)(4)	-		-
Convertible debentures, net of discounts	-	1,605,540	(4)	-		1,605,540
Total liabilities	7,399,222	(4,657,311)		-		2,741,911

Commitments and Contingencies

Stockholders’ equity (deficit):
Successor Preferred stock, $1.00 par value, 5,405,000 shares authorized; 1,801,670 issued and outstanding at June 30, 2016	-	1,801,670	(3)	-		1,801,670
Predecessor Preferred stock, $0.01 par value, 5,000,000 shares authorized; 0 issued and outstanding at December 31, 2015	-	-		-		-
Successor Common stock, $0.01 par value, 300,000,000 shares authorized; 163,901 issued and outstanding at June 30, 2016	-	1,639	(5)	-		1,639
Predecessor Common stock, $0.01 par value, 300,000,000 shares authorized; 42,918,927 issued and outstanding at December 31, 2015	429,189	(429,189	)(5)	-		-
Successor additional paid-in capital	-	3,561,463	(3)(6)	1,186,756	(7)	4,748,219
Predecessor additional paid-in capital	7,290,829	-		(7,290,829	)(7)	-
Accumulated deficit	(14,822,777)	677,531		14,145,246		-
Total stockholders’ equity (deficit)	(7,102,759)	5,613,114		8,041,173		6,551,528
Totals	$296,463	955,803		8,041,173		9,293,439

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2017 and 2016

2.	Emergence from Bankruptcy (continued)

Reorganization Adjustments

1.	Reflects the net cash payments recorded as of the Effective Date from implementation of the Plan:

Sources:
Net proceeds from Exit Facility	$1,319,001
Total sources	1,319,001
Uses:
Predecessor accounts payable and accrued expenses paid upon emergence	185,979
Other payments made upon emergence	177,219
Total uses	363,198
Net Sources	$955,803

2.	Reflects the settlement of accounts payable and accrued expenses upon emergence, as well as payments made on the Effective Date.
3.	Reflects the conversion of convertible debentures to preferred stock.
4.	Reflects the Convertible Debentures.
5.	Reflects the cancellation of predecessor common stock and the issuance of successor common stock.
6.	Reorganization adjustment.

Fresh Start Adjustments

7.	Reflects the recognition of goodwill, intangible assets and the cumulative impact of fresh-start adjustments.

Reorganization Items

Reorganization items represent amounts incurred subsequent to the bankruptcy filing as a direct result of the Chapter 11 bankruptcy filing and are comprised of the following:

	Successor For the Six Months Ended December 31, 2016	Predecessor For the Six Months Ended June 30, 2016
Legal and professional fees	$(110,768)	(171,893)
Net gain on reorganization items	-	713,379
Reorganization items, net	$(110,768)	541,486

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2017 and 2016

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

For the Years Ended December 31, 2017 and 2016

3.	Summary of Significant Accounting Policies (continued)

The asset, “Costs and estimated earnings in excess of billing on uncompleted contracts,” represents revenue recognized in excess of amounts billed. The liability, “Billings in excess of costs and estimated earnings on uncompleted contracts,” represents billing in excess of revenue recognized.

The Company offers a one-year warranty on completed contracts. For the years ended December 31, 2017 and 2016, the warranty claims were not material. The Company does not anticipate that any additional claims are likely to occur for warranties that are currently outstanding. Accordingly, no warranty reserve is considered necessary for any of the periods presented.

The Company also supplies repurposed containers and SGPBMs to its customers. In these cases, the Company serves as a supplier to its customers for standard and made to order products that it sells at fixed prices. Revenue from these contracts is generally recognized when the products have been delivered to the customer, accepted by the customer and collection is reasonably assured. Revenue is recognized upon completion of the following: an order for product is received from a customer; written approval for the payment schedule is received from the customer and the corresponding required deposit or payments are received; a common carrier signs documentation accepting responsibility for the unit as agent for the customer; and the unit is delivered to the customer’s receiving point, at which point the title and risk of loss passes to the customer.

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

Inventory – Raw construction materials (primarily shipping containers) are valued at the lower of cost (first-in, first-out method) or net realizable value. Finished goods and work-in-process inventories are valued at the lower of cost or net realizable value, using the specific identification method. There was no inventory as of December 31, 2017. As of December 31, 2016, work-in-process inventory amounted to $9,445.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2017 and 2016

3.	Summary of Significant Accounting Policies (continued)

Goodwill – Goodwill represents the excess of reorganization value over fair-value of identified net assets upon emergence from bankruptcy. In accordance with the accounting guidance on goodwill, the Company performs its impairment test of goodwill at the reporting unit level each fiscal year, or more frequently if events or circumstances change that would more likely than not reduce the fair value of its reporting unit below its carrying values. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount, including goodwill. If management concludes that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, management conducts a two-step quantitative goodwill impairment test. The first step of the impairment test involves comparing the fair value of the applicable reporting unit with its carrying value. If the carrying amount of the reporting unit exceeds the reporting unit’s fair value, management performs the second step of the goodwill impairment test. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill. The amount, by which the carrying value of the goodwill exceeds its implied fair value, if any, is recognized as an impairment loss. The Company’s evaluation of goodwill completed during the year ended December 31, 2017 resulted in no impairment losses.

Intangible assets – Intangible assets represent the preliminary assets identified upon emergence from bankruptcy and consist of $2,766,000 of proprietary knowledge and technology which is being amortized over 20 years and $1,113,000 of customer contracts which is being amortized over 2.5 years. In addition, included in intangible assets is $28,820 of trademarks which is being amortized over 5 years. The Company evaluated intangible assets for impairment during the year ended December 31, 2017, and determined that there are no impairment losses. The accumulated amortization and amortization expense as of and for the year ended December 31, 2017 was $879,573 and $587,823, respectively. The accumulated amortization and amortization expense as of and for the year ended December 31, 2016 was $291,750. The estimated amortization expense for the successive five years is as follows:

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

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2017 and 2016

3.	Summary of Significant Accounting Policies (continued)

The Company’s free standing derivatives consisted of issuances of convertible debentures as described in Note 8. Prior to bankruptcy, the Company evaluated the common stock purchase warrants to assess their proper classification in the consolidated balance sheet and determined that the common stock purchase warrants feature a characteristic permitting cash settlement at the option of the holder. In connection with the Plan these warrants were cancelled.

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

The Company uses three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities.
Level 2	Quoted prices for similar assets and liabilities in active markets or inputs that are observable.
Level 3	Inputs that are unobservable (for example, cash flow modeling inputs based on assumptions).

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	December 31, 2017	Quoted prices in active market for identical assets (Level l)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Short-term investment	$30,033	-	30,033	-

	December 31, 2016	Quoted prices in active market for identical assets (Level l)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Short-term investment	$30,017	$-	$30,017	$-
Conversion option liabilities	$384,461	$-	$-	$384,461

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2017 and 2016

3.	Summary of Significant Accounting Policies (continued)

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

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis:

	For the year ended December 31, 2017	For the year ended December 31, 2016
Beginning balance	$384,461	$-
Aggregate fair value of conversion option liabilities issued	-	503,971
Change in fair value related to conversion of convertible debentures	(288,134)	-
Change in fair value of conversion option liabilities	(96,327)	(119,510)
Ending balance	$-	$384,461

The significant assumptions and valuation methods that the Company used to determine fair value and the change in fair value of the Company’s derivative financial instruments are discussed in Note 8.

The Company presented conversion option liabilities at fair value on its consolidated balance sheets, with the corresponding changes in fair value recorded in the Company’s consolidated statements of operations for the applicable reporting periods. As disclosed in Note 8, the Company computed the fair value of the conversion option liabilities at the dates of issuance and the reporting dates of December 31, 2017 and 2016 using a Black-Scholes model.

The calculation of the Black-Scholes model involves the use of the fair value of the Company’s common stock, estimated term, volatility, risk-free interest rates and dividend yield (if applicable). The Company developed the assumptions that were used as follows: The fair value of the Company’s common stock was obtained from the terms of the recapitalization of the Company including the Exit Facility, which occurred concurrent with the Company’s emergence from bankruptcy protection as well as publicly traded market prices of the Company. The term represents the remaining contractual term of the derivative; the volatility rate was developed based on analysis of the Company’s historical stock price volatility and the historical volatility rates of several other similarly situated companies (using a number of observations that was at least equal to or exceeded the number of observations in the life of the derivative financial instrument at issue); the risk free interest rates were obtained from publicly available United States Treasury yield curve rates; and the dividend yield is zero because the Company has not paid dividends and does not expect to pay dividends in the foreseeable future.

Share-based payments – The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors the fair value of the award is measured on the grant date. The fair value amount is then recognized over the period services are required to be provided in exchange for the award, usually the vesting period. The Company recognizes stock-based compensation expense on a graded-vesting basis over the requisite service period for each separately vesting tranche of each award. Stock-based compensation expense to employees is reported within operating expenses in the consolidated statements of operations. For the year ending December 31, 2017, stock-based compensation expense to non-employees is reported within marketing and business development expense in the consolidated statements of operations.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2017 and 2016

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

Concentrations of credit risk – Financial instruments, that potentially subject the Company to concentration of credit risk, consist principally of cash and cash equivalents. The Company places its cash with high credit quality institutions. At times, such amounts may be in excess of the FDIC insurance limits. The Company has not experienced any losses in such account and believes that it is not exposed to any significant credit risk on the account.

With respect to receivables, concentrations of credit risk are limited to a few customers in the construction industry. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers other than normal lien rights. At December 31, 2017 and 2016, 81% and 63%, respectively, of the Company’s accounts receivable were due from two and three customers, respectively.

Revenue relating to two and three customers represented approximately 80% and 69% of the Company’s total revenue for the years ended December 31, 2017 and 2016, respectively.

Cost of revenue relating to one and three vendors represented approximately 55% and 63% of the Company’s total cost of revenue for the years ended December 31, 2017 and 2016, respectively. The Company believes it has access to alternative suppliers, with limited disruption to the business, should circumstances change with its existing suppliers.

Recent accounting pronouncements - In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09 (“ASU 2014-09”), which creates Topic 606, Revenue from Contracts with Customers, and supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, ASU 2014-09 supersedes the cost guidance in Subtopic 605-35, Revenue Recognition -Construction-Type and Production-Type Contracts, and creates new Subtopic 340-40, Other Assets and Deferred Costs - Contracts with Customers. In summary, the core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, ASU 2014-09 requires enhanced financial statement disclosures over revenue recognition as part of the new accounting guidance. The amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. ASU 2014-09 is effective for the Company on January 1, 2018 and the guidance allows for full retrospective or modified retrospective method of adoption. The Company is currently evaluating the provisions of ASU 2014-09 and does not believe it will have a material impact on its financial position and results of operations.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2017 and 2016

3.	Summary of Significant Accounting Policies (continued)

In July 2015, the FASB issued ASU No. 2015-11, Inventory: Simplifying the Measurement of Inventory. The update requires inventory not measured using either the last in, first out (LIFO) or the retail inventory method to be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable cost of completion, disposal, and transportation. The update is effective for fiscal years beginning after December 15, 2016. The Company has adopted ASU 2015-11 as of January 1, 2017. The provisions of ASU 2015-11 did not have a material impact on the consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The update’s principal objective is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet. ASU 2016-02 continues to retain a distinction between finance and operating leases but requires lessees to recognize a right-of-use asset representing its right to use the underlying asset for the lease term and a corresponding lease liability on the balance sheet for all leases with terms greater than twelve months. The update is effective for fiscal years beginning after December 15, 2018. Early adoption is permitted for financial statements that have not been previously issued. The Company is currently evaluating the effects of ASU 2016-02 on the consolidated financial statements.

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

4.	Accounts Receivable

At December 31, 2017 and 2016, the Company’s accounts receivable consisted of the following:

	2017	2016
Billed:
Construction revenue	$2,470,526	$124,713
Engineering services	196,008	144,040
Retainage receivable	373,576	-
Total gross receivables	3,040,110	268,753
Less: allowance for doubtful accounts	(34,235)	(34,235)
Total net receivables	$3,005,875	$234,518

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2017 and 2016

5.	Costs and Estimated Earnings on Uncompleted Contracts

Costs and estimated earnings on uncompleted contracts consist of the following at December 31, 2017 and 2016:

	2017	2016
Costs incurred on uncompleted contracts	$3,681,965	$316,722
Provision for loss on uncompleted contracts	-	-
Estimated earnings to date on uncompleted contracts	328,273	40,488
	4,010,238	357,210
Less: billings to date	(5,622,111)	(372,339)
	$(1,611,873)	$(15,129)

The above amounts are included in the accompanying consolidated balance sheets under the following captions at December 31, 2017 and 2016.

	2017	2016
Costs and estimated earnings in excess of billings on uncompleted contracts	$61,175	$33,349
Billings in excess of cost and estimated earnings on uncompleted contracts	(1,673,048)	(48,478)
	$(1,611,873)	$(15,129)

Although management believes it has established adequate procedures for estimating costs to complete on open contracts, it is at least reasonably possible that additional significant costs could occur on contracts prior to completion. The Company periodically evaluates and revises its estimates and makes adjustments when they are considered necessary.

6.	Inventory

At December 31, 2017 and 2016, the Company’s inventory consisted of the following:

	2017	2016
Contract building	$-	$9,445
	$-	$9,445

7.	Equipment

At December 31, 2017 and 2016, the Company’s equipment consisted of the following:

	2017	2016
Computer equipment and software	$28,370	$24,179
Furniture and other equipment	2,997	2,997
	31,367	27,176
Less: accumulated depreciation	(24,571)	(21,617)
	$6,796	$5,559

Depreciation expense for the years ended December 31, 2017 and 2016 amounted to $2,955 and $3,063 respectively.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2017 and 2016

8.	Convertible Debentures

On the Effective Date, and pursuant to the terms of the Plan, the Company entered into the 2016 SPA, pursuant to which the Company sold for a subscription price of $2,000,000, the Exit Facility, a 12% Original Issue Discount Senior Secured Convertible Debenture to HCI in the principal amount of $2,500,000, with a maturity date of June 30, 2018. The Exit Facility was convertible at HCI’s option at any time in whole or in part into shares of New Common Stock at a ratio of 1 share for every $3.75 of debt.

On November 17, 2016, the Company entered into a Securities Purchase Agreement with HCI, for which the Company sold for a subscription price of $750,000, the November 2016 Debenture, a 12% Original Issue Discount Senior Secured Convertible Debenture to HCI in the amount of $937,500, with a maturity date of June 30, 2018. The November 2016 Debenture was convertible at HCI’s option at any time, in whole or in part, into shares of New Common Stock at a ratio of 1 share for every $3.75 of debt.

In connection with the Public Offering, HCI converted $1,937,500 of the 2016 Debentures into 516,667 shares of New Common Stock. The Company recorded a loss of $1,018,475 on the conversion of the 2016 Debentures. The Company repaid the remaining outstanding balance of $1,500,000 using proceedings from the Public Offering

A summary of the Company’s convertible debentures is as follows:

	December 31, 2017	December 31, 2016
Exit Facility, net of $0 and $670,845 discount, respectively	$-	$1,829,155
November 2016 Debenture, net of $0 and $320,318 discount, respectively	-	617,182

Total debt	-	2,446,337

Less current portion	-	-

Long-term debt	$-	$2,446,337

For each of the six months ended June 30, 2016 and December 31, 2016 total amortization relating to the discount amounted to $387,965 and $250,308, respectively, and is included in interest expense on the accompanying consolidated statements of operations. For the year ended December 31, 2017 total amortization relating to the discount amounted to $330,388 and is included in interest expense on the accompanying consolidated statement of operations.

Due to the Company filing a voluntary petition for relief under Chapter 11 of Title 11 of the Bankruptcy Court, interest stopped accruing on the Predecessor’s company convertible debentures as of October 15, 2015. Additional contractual interest through June 30, 2016 would have resulted in $146,509 of additional interest. As of the Effective Date, in connection with the Plan, all of the outstanding debentures were converted into preferred stock in accordance with the Plan.

In connection with the 2016 Debentures, the Company bifurcated the conversion option from its debt host. The fair value of the conversion option liabilities were determined to be $503,971 at the date of issuance, utilizing a Black-Scholes model. Consequently, the Company recorded a discount of $503,971 on the debentures, which will be amortized over the term of the debenture, using the effective interest method. The fair value of the conversion option liabilities as of December 31, 2016 was $384,461. The significant assumptions the Company used to measure the fair value at December 31, 2016 and the date of issuance of the conversion option liability are as follows:

	Date of Issuance	December 31, 2016
Stock price	$3.00	$3.00
Term	1.62 – 2	1.5
Volatility	44 – 48.8%	44.4%
Risk-free interest rate	0.58 – 0.873%	0.966%
Exercise price	$3.75	$3.75

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2017 and 2016

9.	Debtor in Possession Financing

In connection with the bankruptcy, the Company entered into financing in the amount of $600,000. On the effective date of the Plan, the DIP Facility was converted into the Exit Facility, a 12% Original Issue Discount Senior Secured Convertible Debenture due two years from the Effective Date of the Plan as disclosed in Note 2 and Note 8. As of December 31, 2017 the Company had no balance on the DIP Facility.

10.	Income Taxes

The Company’s provision (benefit) for income taxes consists of the following for the year ended December 31, 2017 and 2016:

	2017	2016
Deferred:
Federal	$2,126,062	$(475,316)
State and local	200,294	(419,247)
Total deferred	2,326,356	(894,563)
Total provision (benefit) for income taxes	2,326,356	(894,563)
Less: valuation reserve	(2,326,356)	894,563
Income tax provision	$-	$-

A reconciliation of the federal statutory rate to 0% for the year ended December 31, 2017 and 2016 to the effective rate for income from operations before income taxes is as follows:

	2017	2016

Benefit for income taxes at federal statutory rate	34.0%	34.0%
State and local income taxes, net of federal benefit	7.4	7.8
Differences attributable to the Tax and Jobs Cut Act	(32.0)	-
Differences attributable to change in state business apportionment	(4.7)	12.3
Reorganization expenses	-	(6.0)
Loss on debt conversion	(9.1)	-
Amortization of intangible assets	-	(6.2)
Prior year adjustment of taxes	(47.1)	3.4
Other	(0.1)	0.1
Less valuation allowance	51.6	(45.4)
Effective income tax rate	0.0%	0.0%

During 2017, the Company adjusted its estimate of business apportionment, thus decreasing its effective state and local tax rate from 7.8% to 7.4%. The decrease is primarily due to allocation of business receipts from New York State and New York City. In addition, the Company adjusted prior deferred tax balances for various items which were offset by the valuation allowance.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2017 and 2016

10.	Income Taxes (continued)

The tax effects of these temporary differences along with the net operating losses, net of an allowance for credits, have been recognized as deferred tax assets (liabilities) at December 31, 2017 and 2016 as follows:

	2017	2016
Net operating loss carryforward	$3,738,980	$5,256,605
Bad debt reserve	9,709	141,182
Employee stock compensation	255,322	78,652
Net conversion feature discount	-	(5,208)
Intangible assets	(858,811)	-
Depreciation	2,567	2,782
Charity	234	344
Net deferred tax asset	3,148,001	5,474,357
Valuation allowance	(3,148,001)	(5,474,357)

Net deferred tax asset	$-	$-

The Company establishes a valuation allowance, if based on the weight of available evidence; it is more likely than not that some portion or all of the deferred assets will not be realized. The valuation allowance increased (decreased) by $(2,326,356) and $894,563 during 2017 and 2016, respectively, offsetting the increase in the deferred tax asset attributable to the net operating loss and reserves.

As of December 31, 2017, the Company had a net operating loss carryforward of approximately $13,100,000 for Federal tax purposes. The net operating loss expires through 2037. The Company’s net operating loss carryforward may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code.

As required by the provisions of ASC 740, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. Differences between tax positions taken or expected to be taken in a tax return and the net benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized benefits.” A liability is recognized (or amount of net operating loss or amount of tax refundable is reduced) for an unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of ASC 740.

On December 22, 2017, the Tax Cuts and Jobs Act (“2017 Tax Act”) was enacted, which among numerous other provisions, reduced the federal statutory corporate tax rate from 34% to 21%. Based on the provisions of the 2017 Tax Act, the Company re-measured its deferred tax assets and liabilities and adjusted its estimated annual effective income tax rate to incorporate the lower federal corporate tax rate into the tax provision for the year ended December 31, 2017.

The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expenses. As of December 31, 2017, the Company has no unrecognized tax positions, including interest and penalties. The tax years 2014 - 2016 are still open to examination by the major tax jurisdictions in which the Company operates. The Company files returns in the United States Federal tax jurisdiction and various other state jurisdictions.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2017 and 2016

11.	Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of the common shares issuable upon the exercise of stock options and warrants. Potentially dilutive common shares are excluded from the calculation if their effect is antidilutive. At December 31, 2017, there were options and warrants to purchase 938,392 and 86,250, respectively, shares of common stock, outstanding that could potentially dilute future net income (loss) per share. At December 31, 2016, there were options to purchase 295,051 shares of common stock, outstanding which could potentially dilute future net income (loss) per share. At December 31, 2016, the Company also had outstanding convertible debt that was initially convertible into 916,667 shares of common stock, which could have potentially diluted future net income (loss) per share. The number of shares the convertible debt could be converted into could have potentially increased under certain circumstances related to the market price of the Company’s common stock at the time of conversion. This debt is no longer outstanding after the Public Offering, as discussed elsewhere in this Annual Report on Form 10-K.

12.	Construction Backlog

The following represents the backlog of signed construction and engineering contracts in existence at December 31, 2017 and 2016, which represents the amount of revenue the Company expects to realize from work to be performed on uncompleted contracts in progress and from contractual agreements in effect at December 31, 2017, on which work has not yet begun:

	2017	2016
Balance - January 1	$541,291	$105,851
New contracts and change orders during the period	81,179,323	807,786
	81,720,614	913,637
Less: contract revenue earned during the period	(5,061,585)	(372,346)
	76,659,029	541,291
Contracts signed but not started	-	-
Balance - December 31	$76,659,029	$541,291

Backlog at December 31, 2017 includes two large contracts entered into by the Company during the third quarter in the amounts of approximately $55,000,000 and $15,000,000. The Company expects that all of this revenue will be realized by August 31, 2020.

13.	Stockholders’ Equity

Public Offering – In June 2017, the Company issued 1,500,000 shares of its common stock at $5.00 per share through the Public Offering. The Company incurred $1,388,615 in issuance costs from the Public Offering and issued 75,000 warrants valued at $55,475 to the underwriters (as discussed in Note 14).

In July 2017, as permitted by the underwriting agreement entered into in connection with the Public Offering, the underwriters exercised their option to purchase an additional 225,000 shares of common stock at $5.00 per share. The Company incurred $176,771 in issuance costs from this issuance. In connection with this exercise, certain affiliates of the underwriters were granted additional warrants to purchase 11,250 shares of common stock in the aggregate valued at $8,321 (as discussed in Note 14).

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2017 and 2016

13.	Stockholders’ Equity (continued)

In connection with and prior to the Public Offering, the Company issued 1,801,670 shares of its common stock upon conversion of all outstanding New Preferred Stock.

Also in connection with the Public Offering, the Company issued a total of 516,667 shares of its common stock upon conversion of an aggregate amount of $1,937,500 of the 2016 Debentures. The fair market value of the shares at the time of conversion was $2,583,334. The Company recognized a loss of $645,833, which is included in the overall loss on conversion of convertible debentures of $1,018,475 at December 31, 2017.

Issuance of Common Stock and Options for Services – In accordance with the Advisory Agreement (as defined below), a consultant was issued 50,000 shares of the Company’s common stock for services that shall be performed by November 30, 2017. The fair market value of these shares amounted to $254,500 as of November 30, 2017. The consultant also received options to purchase 50,000 shares, which vest upon the completion of certain performance conditions.

Exercise of Stock Options – On November 20, 2017, 2,803 options to purchase the Company’s common stock were exercised at an exercise price of $3.00 per share.

14.	Warrants

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

A summary of stock option activity and changes during the years ended December 31, 2017 and 2016 is presented below. The table includes options granted to employees and directors of the Company and does not include 50,000 options granted to a consultant during 2017, as described below:

	Shares	Weighted Average Fair Value Per Share	Weighted Average Exercise Price Per Share	Weighted Average Remaining Terms (in years)	Aggregate Intrinsic Value
Outstanding – January 1, 2016 Predecessor	15,425,001	0.07	0.30	7.00	-
Granted	-	-	-
Exercised	-	-	-
Cancelled	(15,425,001)	(0.07)	(0.30)
Outstanding – June 30, 2016 Predecessor	-	-	-	-	-
Granted	295,051	1.25	3.00
Exercised	-	-	-
Cancelled
Outstanding – December 31, 2016 - Successor	295,051	$1.25	$3.00	-	$-
Granted	598,552	1.22	4.28
Exercised	(2,803)
Cancelled	(2,408)
Outstanding – December 31, 2017 - Successor	888,392	1.23	3.86	9.15	$1,881,869
Exercisable – December 31, 2016	128,299	1.25	3.00	9.86	-
Exercisable – December 31, 2017	738,608	$1.22	$4.04	9.19	$1,435,515

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2017 and 2016

15.	Stock Options and Grants (continued)

Predecessor

Prior to the Effective Date, the Company had stock plans approving the issuance of shares of the Company’s common stock. In connection with the Plan, all of the outstanding stock options under such plans were cancelled.

For the six months ended June 30, 2016, the Company recognized stock-based compensation of $119,146 which is included in payroll and related expenses in the accompanying consolidated statements of operations.

Successor

On October 26, 2016, the Company’s Board of Directors approved the issuance of up to 500,000 shares of the Company’s common stock in the form of restricted stock or options (“2016 Stock Plan”). Effective January 20, 2017, the 2016 Stock Plan was amended and restated as the SG Blocks, Inc. Stock Incentive Plan (the “Incentive Plan”). The Incentive Plan authorizes the issuance of up to 1,500,000 shares of common stock. It authorizes the issuance of equity-based awards in the form of stock options, stock appreciation rights, restricted shares, restricted share units, other share-based awards and cash-based awards to non-employee directors and to officers, employees and consultants of the Company and its subsidiary, except that incentive stock options may only be granted to the Company’s employees and its subsidiary’s employees. The Incentive Plan expires on October 26, 2026, and is administered by the Company’s Compensation Committee of the Board of Directors. Each of the Company’s employees, directors, and consultants are eligible to participate in the 2016 Stock Plan. As of December 31, 2017, there were 561,608 shares of common stock available for issuance under the 2016 Stock Plan.

For the year ended December 31, 2017 and the six months ended December 31, 2016, the Company recognized stock-based compensation expense of $701,402 and $188,343, respectively, which is included in payroll and related expenses in the accompanying consolidated statements of operations.

As of December 31, 2017, there was $208,576 of total unrecognized compensation costs related to non-vested stock options, which will be expensed over a weighted average period of 1.18 years. The intrinsic value is calculated as the difference between the fair value of the stock price at year end and the exercise price of each of the outstanding stock options. The fair value of the stock price at December 31, 2017 was $5.98 per share.

On November 1, 2016, Mahesh Shetty, the Company’s Chief Financial Officer, and two employees of the Company were granted options to purchase 21,839 and an aggregate of 54,596, respectively, shares of the Company’s common stock with an exercise price of $3.00 per share. These options were granted under the 2016 Stock Plan. These options vest at various dates through November 1, 2018 in accordance with the underlying agreement. The fair value of these options upon issuance amounted to $95,390.

On November 1, 2016, Paul Galvin, the Company’s Chief Executive Officer, Stevan Armstrong, the Company’s Chief Technology Officer and four directors of the Company, including Mr. Shetty, were granted options to purchase 111,607, 43,677 and an aggregate of 63,335, respectively, shares of the Company’s common stock with an exercise price of $3.00 per share. These options were granted under the 2016 Stock Plan. These options vest at various dates throughout November 1, 2019 in accordance with the underlying agreement. The fair value of these options upon issuance amounted to $272,834.

On January 30, 2017, the Company granted Mr. Galvin, Mr. Armstrong, Mr. Shetty, and three employees of the Company options to purchase 96,814, 34,481, 69,038 and an aggregate of 47,010, respectively, shares of the Company’s common stock with an exercise price of $3.00 per share. These options were granted pursuant to the 2016 Stock Plan. These options vest in equal quarterly installments over a two year period and will fully vest by the end of December 2018, in accordance with the underlying agreement. The fair value of these options upon issuance amounted to $316,599.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2017 and 2016

15.	Stock Options and Grants (continued)

In March 2017, Mr. Galvin and Mr. Shetty, were granted options to purchase 185,425 and 132,446 shares of the Company’s common stock, respectively. The exercise price of such options was contingent on the offering price of the Public Offering and based on the $5.00 Public Offering Price. 185,425 of such options have an exercise price of $5.00 per share and 132,446 have an exercise price of $6.00 per share. These options vested during the three months ended September 30, 2017, when certain performance conditions were met. The fair value of these options upon issuance amounted to $370,558.

Also in March 2017, the Company issued options to purchase an aggregate of 33,334 shares of the Company’s common stock to two directors. Such options have an exercise price of $3.00 per share, and vest in quarterly installments, in accordance with the underlying agreement. The fair value of these options upon issuance amount to $42,934.

Non-Employee Stock Options

In September 2017, in connection with an advisory agreement entered into by the Company (the “Advisory Agreement”), a consultant was granted options to purchase 50,000 shares of the Company’s common stock, with an exercise price of $6.25. The options vest when certain performance conditions are met. These performance conditions consist of the purchase of fifty modular units from the Company by qualified customers. As of December 31, 2017, these options have not vested.

The fair value of the stock-based option awards granted during the year ended December 31, 2017 were estimated at the date of grant using the Black-Scholes option valuation model with the following assumptions:

2017
Expected dividend yield	0%
Expected stock volatility	25.5 - 44%
Risk-free interest rate	1.78 - 2.11%
Expected life	5.5

Because the Company does not have significant historical data on employee exercise behavior, the Company uses the “Simplified Method” to calculate the expected life of the stock-based option awards granted to employees. The simplified method is calculated by averaging the vesting period and contractual term of the options.

