Form 10-Q
period 2018-03-31
SG BLOCKS, INC.
filed 2018-05-09
CIK 1023994

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Yes ☒    No ☐

As of May 7th, 2018, there were 4,260,041 shares of the registrant’s common stock, $0.01 par value, outstanding.

SG BLOCKS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SG BLOCKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,512,894	$4,870,824
Short-term investment	-	30,033
Accounts receivable, net	1,429,632	3,005,875
Costs and estimated earnings in excess of billings on uncompleted contracts	1,412	61,175
Prepaid expenses and other current assets	626,082	183,890
Total current assets	6,570,020	8,151,797

Equipment, net	9,049	6,796
Goodwill	4,162,173	4,162,173
Intangible assets, net	2,880,931	3,028,247

Total Assets	$13,622,173	$15,349,013

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,605,212	$2,148,091
Billings in excess of costs and estimated earnings on uncompleted contracts	1,163,202	1,673,048
Total current liabilities	2,768,414	3,821,139

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, $1.00 par value, 5,405,010 shares authorized; 0 issued and outstanding as of March 31, 2018 and December 31, 2017	-	-
Common stock, $0.01 par value, 300,000,000 shares authorized; 4,260,041 issued and outstanding as of March 31, 2018 and December 31, 2017	42,601	42,601
Additional paid-in capital	17,384,518	17,304,529
Accumulated deficit	(6,573,360)	(5,819,256)
Total stockholders’ equity	10,853,759	11,527,874

Total Liabilities and Stockholders’ Equity	$13,622,173	$15,349,013

The accompanying notes are an integral part of these condensed consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31, 2018	For the Three Months Ended March 31, 2017
	(Unaudited)	(Unaudited)
Revenue:
Block sales	$-	$56,152
Construction services	1,543,526	548,441
Total	1,543,526	604,593

Cost of revenue:
Block sales	-	44,112
Construction services	1,379,930	407,252
Total	1,379,930	451,364

Gross profit	163,596	153,229

Operating expenses:
Payroll and related expenses	405,418	343,048
General and administrative expenses	426,275	393,941
Marketing and business development expense	81,047	28,568
Pre-project expenses	4,964	9,139
Total	917,704	774,696

Operating loss	(754,108)	(621,467)

Other income (expense):
Interest expense	-	(165,194)
Interest income	4	4
Change in fair value of financial instruments	-	96,327
Total	4	(68,863)

Net loss	$(754,104)	$(690,330)

Net loss per share - basic and diluted:
Basic and diluted	$(0.18)	$(4.22)

Weighted average shares outstanding:
Basic and diluted	4,260,041	163,901

The accompanying notes are an integral part of these condensed consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES

IN STOCKHOLDERS' EQUITY (Unaudited)

	$0.01 Par Value Common Stock		Preferred	Additional Paid-in	Accumulated
	Shares	Amount	Stock	Capital	Deficit	Total

Balance – December 31, 2017	4,260,041	$42,601	$-	$17,304,529	$(5,819,256)	$11,527,874

Stock-based compensation	-	-	-	79,989	-	79,989

Net loss	-	-	-	-	(754,104)	(754,104)

Balance – March 31, 2018	4,260,041	$42,601	$-	$17,384,518	$(6,573,360)	$10,853,759

The accompanying notes are an integral part of these condensed consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31, 2018	For the Three Months Ended March 31, 2017
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(754,104)	$(690,330)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	931	690
Amortization of discount on convertible debentures	-	165,194
Amortization of intangible assets	147,316	145,875
Interest income on short-term investment	(4)	(4)
Change in fair value of financial instruments	-	(96,327)
Stock-based compensation	79,989	154,383
Changes in operating assets and liabilities:
Accounts receivable	1,576,243	126,475
Costs and estimated earnings in excess of billings on uncompleted contracts	59,763	9,083
Prepaid expenses and other current assets	(442,192)	(133,939)
Inventory	-	9,445
Intangible assets	-	(28,820)
Accounts payable and accrued expenses	(542,879)	192,727
Billings in excess of costs and estimated earnings on uncompleted contracts	(509,846)	(10,655)
Deferred revenue	-	43,966
Net cash used in operating activities	(384,783)	(112,237)

Cash flows from investing activities:
Purchase of equipment	(3,184)	-
Proceeds from short-term investment	30,037	-
Net cash provided by investing activities	26,853	-

Cash flows from financing activities:
Prepaid expenses on offering costs	-	(129,559)
Net cash used in financing activities	-	(129,559)

Net decrease in cash and cash equivalents	(357,930)	(241,796)

Cash and cash equivalents - beginning of period	4,870,824	549,100

Cash and cash equivalents - end of period	$4,512,894	$307,304

The accompanying notes are an integral part of these condensed consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2018 and 2017 (Unaudited)

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

The Company provides two main products, both of which are used to meet the growing demand for safe and green commercial, industrial and residential building construction. The Company provides SG Blocks™, code engineered cargo shipping containers that the Company modifies for use in construction. Rather than consuming new steel and lumber, SG Blocks™ capitalize on the structural engineering and design parameters a shipping container must meet and repurposes them for use in building. These products offer the construction industry a safer, greener, faster, longer lasting and more economical alternative to conventional construction methods. The Company also provides purpose-built modules (“SGPBMs” and, together with SG Blocks™, “Modules”), which are prefabricated steel modular units created specifically for use in modular construction, unlike the shipping containers used to create SG Blocks™.

Since the Company’s inception, it has generated revenues from construction and project management services related to the use and modification of Modules in construction.

Through March 31, 2018, the Company has incurred an accumulated deficit of $6,573,360. At March 31, 2018, the Company had a cash balance of $4,512,894.

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

As of March 31, 2018, the Company had 4,260,041 shares of common stock issued and outstanding.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2018 and 2017 (Unaudited)

2.	Emergence from Bankruptcy

On October 15, 2015, we and our subsidiaries voluntarily filed for reorganization under Chapter 11 of the Bankruptcy Code, in the United States Bankruptcy Court for the Southern District of New York. Our Plan of Reorganization became effective on June 30, 2016, whereupon we emerged from bankruptcy and implemented the terms of such plan. The Company applied fresh start accounting as of June 30, 2016.

3.	Summary of Significant Accounting Policies

Interim financial information – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, all adjustments, consisting of normal accruals, considered necessary for a fair presentation of the interim financial statements have been included. Results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

The condensed consolidated financial statements and notes should be read in conjunction with the financial statements and notes for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission on March 1, 2018.

Basis of consolidation – The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, SG Building. All intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current period’s presentation.

Recent accounting pronouncements – In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASC 606”). ASC 606 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605)” (“ASC 605”) and requires entities to recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted ASC 606 as of January 1, 2018.

In accordance with ASC 606, the Company applied the modified retrospective method to those contracts which were not completed as of January 1, 2018. Under the modified retrospective method, the cumulative effect of applying the standard is recognized at the date of initial application. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC 605. In implementing ASC 606, the Company was required to recalculate the revenue earned on any work in process at the implementation date and to restate the revenue and cost of revenues as if Topic 606 had been followed from the inception of the contract.  In recalculating costs and revenue under Topic 606 guidelines, no material difference in the account balances were identified. Since a material difference was not found, no retrospective analysis of account balance changes was required. See “Revenue recognition” within the Summary of Significant Accounting Policies for further discussion regarding revenue from contracts with customers.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2018 and 2017 (Unaudited)

3.	Summary of Significant Accounting Policies (continued)

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The update’s principal objective is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet. ASU 2016-02 continues to retain a distinction between finance and operating leases but requires lessees to recognize a right-of-use asset representing its right to use the underlying asset for the lease term and a corresponding lease liability on the balance sheet for all leases with terms greater than twelve months. The update is effective for fiscal years beginning after December 15, 2018. Early adoption is permitted for financial statements that have not been previously issued. The Company is currently evaluating the effects of ASU 2016-02 on the consolidated financial statements. Based on the current evaluation the Company does not expect that ASU No. 2016-02, Leases (Topic 842) will have a material impact on the Company’s financial statements.

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

Operating cycle – The length of the Company’s contracts varies but is typically between six to twelve months. In some instances, the length of the contracts may exceed twelve months. Assets and liabilities relating to contracts are included in current assets and current liabilities in the accompanying balance sheets as they will be liquidated in the normal course of contract completion, which at times could exceed one year.

Revenue recognition – On January 1, 2018, the Company adopted the following ASUs:

ASU 2014-09, “Revenue from Contracts with Customers” outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 outlines a five-step process for revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards, and also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Major provisions include determining which goods and services are distinct and represent separate performance obligations, how variable consideration (which may include change orders and claims) is recognized, whether revenue should be recognized at a point in time or over time and ensuring the time value of money is considered in the transaction price.

ASU 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” clarifies the principal versus agent guidance in ASU 2014-09. ASU 2016-08 clarifies how an entity determines whether to report revenue gross or net based on whether it controls a specific good or service before it is transferred to a customer. ASU 2016-08 also reframes the indicators to focus on evidence that an entity is acting as a principal rather than as an agent.

ASU 2016-10, “Identifying Performance Obligations and Licensing” amends certain aspects of ASU 2014-09. ASU 2016-10 amends how an entity should identify performance obligations for immaterial promised goods or services, shipping and handling activities and promises that may represent performance obligations. ASU 2016-10 also provides implementation guidance for determining the nature of licensing and royalties arrangements.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2018 and 2017 (Unaudited)

3.	Summary of Significant Accounting Policies (continued)

ASU 2016-12, “Narrow-Scope Improvements and Practical Expedients” also clarifies certain aspects of ASU 2014-09 including the assessment of collectability, presentation of sales taxes, treatment of noncash consideration, and accounting for completed contracts and contract modifications at transition.

ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers” allows an entity to determine the provision for loss contracts at either the contract level or the performance obligation level as an accounting policy election. The Company determines its provision for loss contracts at the contract level.

ASU 2017-05, “Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets” clarifies that the scope and application of ASC 610-20 on accounting for the sale or transfer of nonfinancial assets and in substance nonfinancial assets to noncustomers, including partial sales, applies only when the asset (or asset group) does not meet the definition of a business.

ASU 2017-13, “Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments” provides guidance related to the effective dates of the ASUs noted above.

The adoption of ASC 606 represents a change in accounting principle that aligns revenue recognition with the timing of when promised goods or services are transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. To achieve this core principle, the Company applies the following five steps in accordance with ASC 606:

(1) Identify the contract with a customer

(2) Identify the performance obligations in the contract

(3) Determine the transaction price

(4) Allocate the transaction price to performance obligations in the contract

(5) Recognize revenue as performance obligations are satisfied

The new revenue recognition standard requires the Company to determine, at contract inception, whether it will transfer control of a promised good or service over time or at a point in time—regardless of the length of contract or other factors. The Company now applies recognition of revenue over time, which is similar to the method the Company applied under existing guidance (i.e. percentage of completion).

Due to uncertainties inherent in the estimation process, it is possible that estimates of costs to complete a performance obligation will be revised in the near-term. For those performance obligations for which revenue is recognized using a cost-to-cost input method, changes in total estimated costs, and related progress towards complete satisfaction of the performance obligation, are recognized on a cumulative catch-up basis in the period in which the revisions to the estimates are made. When the current estimate of total costs for a performance obligation indicate a loss, a provision for the entire estimated loss on the unsatisfied performance obligation is made in the period in which the loss becomes evident. For the three months ended March 31, 2018 and 2017, there were no changes in total estimated costs that had a significant impact to our operating results. In addition, for the three months ended March 31, 2018 and 2017, there were no significant losses recognized.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2018 and 2017 (Unaudited)

3.	Summary of Significant Accounting Policies (continued)

Remaining Unsatisfied Performance Obligations

The Company’s remaining unsatisfied performance obligations (“RUPO”) as of March 31, 2018 represent the remaining transaction price of firm contracts for which work has not been performed and excludes unexercised contract options.  As of March 31, 2018, the aggregate amount of the transaction price allocated to remaining unsatisfied performance obligations was $102,843,237.

The Company expects to satisfy its RUPO as of March 31, 2018 over the following period:

Within 1 year	$14,275,141
1 to 2 years	88,568,096
Thereafter	-
$102,843,237

Although RUPO reflects business that is considered to be firm, cancellations, deferrals or scope adjustments may occur. RUPO is adjusted to reflect any known project cancellations, revisions to project scope and cost, foreign currency exchange fluctuations and project deferrals, as appropriate.

Disaggregation of Revenues

The Company’s revenues are principally derived from construction and engineering contracts related to Modules. Our contracts are with many different customers in numerous industries.

The following tables provide further disaggregation the Company’s revenues by categories:

	Three Months Ended March 31,
Revenue by Customer Type	2018		2017 (1)
Office	$363,629	24%	$370,404	61%
Retail	114,944	7%	187,409	31%
School	759,835	49%	17,140	3%
Special Use	305,118	20%	425	-%
Other	-	-%	29,215	5%
Total Revenue by Customer Type	$1,543,526	100%	$604,593	100%

(1)	Prior period amounts have not been adjusted for the adoption of ASC Topic 606 under the modified retrospective method.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2018 and 2017 (Unaudited)

3.	Summary of Significant Accounting Policies (continued)

Contract Assets and Contract Liabilities

Accounts receivable are recognized in the period when our right to consideration is unconditional. Accounts receivable are recognized net of an allowance for doubtful accounts. A considerable amount of judgment is required in assessing the likelihood of realization of receivables.

The timing of revenue recognition may differ from the timing of invoicing to customers. Contract assets include unbilled amounts from our long-term construction services when revenue recognized under the cost-to-cost measure of progress exceed the amounts invoiced to customers, as the amounts cannot be billed under the terms of our contracts. Such amounts are recoverable from customers based upon various measures of performance, including achievement of certain milestones, completion of specified units or completion of a contract. Contract assets are generally classified as current within the condensed consolidated balance sheets and labeled as “costs and estimated earnings in excess of billings on uncompleted contracts”.

Contract liabilities from long-term construction and engineering contracts occur when amounts invoiced to our customers exceed revenues recognized under the cost-to-cost measure of progress. Contract liabilities additionally include advanced payments from our customers on certain contracts. Contract liabilities decrease as the Company recognizes revenue from the satisfaction of the related performance obligation and are recorded as either current or long-term, depending upon when the Company is expected to recognize such revenue. The long-term portion of contract liabilities is included in “billing in excess of costs and estimated earnings on uncompleted contracts” in the condensed consolidated balance sheets.

Net contract liabilities consisted of the following:

	March 31, 2018	December 31, 2017
Contract assets, current (costs and estimated earnings in excess of billings on uncompleted contracts)	$1,412	$61,175
Contract liabilities, current (billings in excess of costs and estimated earnings on uncompleted contracts)	(1,163,202)	(1,673,048)
Net contract liabilities	$(1,161,790)	$(1,611,873)

For the quarters ending March 31, 2018 and 2017, the Company recognized revenue of $450,082 and $1,572, respectively, related to contract liabilities at January 1, 2018 and 2017.

Impact of the Adoption of ASC 606 on Financial Statements

Prior to implementing ASC 606 on January 1, 2018, the Company’s methods for recognizing revenue were very similar to the current method under ASC 606.  The actual cost as a percent of total expected cost at completion was used to estimate the percentage complete on fixed price jobs. Furthermore, the process for allocating transaction price to performance obligations is also substantially similar to prior years. As a result, no material modifications were made to our revenue recognition.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2018 and 2017 (Unaudited)

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

Goodwill – Goodwill represents the excess of reorganization value over fair-value of identified net assets upon emergence from bankruptcy on June 30, 2016. In accordance with the accounting guidance on goodwill, the Company performs its impairment test of goodwill at the reporting unit level each fiscal year, or more frequently if events or circumstances change that would more likely than not reduce the fair value of its reporting unit below its carrying values. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount, including goodwill. If management concludes that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, management conducts a two-step quantitative goodwill impairment test. The first step of the impairment test involves comparing the fair value of the applicable reporting unit with its carrying value. If the carrying amount of the reporting unit exceeds the reporting unit’s fair value, management performs the second step of the goodwill impairment test. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill. The amount by which the carrying value of the goodwill exceeds its implied fair value, if any, is recognized as an impairment loss. The Company’s evaluation of goodwill completed during the year ended December 31, 2017 resulted in no impairment losses.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2018 and 2017 (Unaudited)

3.	Summary of Significant Accounting Policies (continued)

Intangible assets – Intangible assets represent the preliminary assets identified upon emergence from bankruptcy and consist of $2,766,000 of proprietary knowledge and technology, which is being amortized over 20 years, and $1,113,000 of customer contracts, which is being amortized over 2.5 years. In addition, intangible assets include trademarks of $28,820, which is being amortized over 5 years. The Company evaluated intangible assets for impairment during the year ended December 31, 2017 and determined that there were no impairment losses. The accumulated amortization and amortization expense as of and for the three months ended March 31, 2018 was $1,026,889 and $147,316, respectively. The accumulated amortization and amortization expense as of and for the three months ended March 31, 2017 was $437,625 and $145,875, respectively. The estimated remaining amortization expense for the successive five years is as follows:

For the year ending December 31,:
2018	$441,948
2019	144,064
2020	144,064
2021	144,064
2022	139,741
Thereafter	1,867,050
$2,880,931

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

For the Three Months Ended March 31, 2018 and 2017 (Unaudited)

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

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

Short-term investment: The Company had $30,033 in short-term investments as of December 31, 2017, which were classified within Level 2 of the valuation hierarchy. During the three months ended March 31, 2018, the investments were redeemed and the proceeds are included in the cash balance at March 31, 2018.

Conversion option liabilities: The conversion option liabilities are measured at fair value using the Black-Scholes model and are classified within Level 3 of the valuation hierarchy. For fair value measurements categorized within Level 3 of the fair value hierarchy, the Company’s Chief Financial Officer, who reports to the Chief Executive Officer, determines its valuation policies and procedures. The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s Chief Financial Officer and are approved by the Chief Executive Officer. The Company had no conversion option liabilities outstanding at March 31, 2018.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis:

For the three months ended March 31, 2017
Beginning balance	$384,461
Aggregate fair value of conversion option liabilities issued	-
Change in fair value related to conversion of convertible debentures	-
Change in fair value of conversion option liabilities and warrants	(96,327)
Ending balance	$288,134

The Company presented the conversion option liabilities at fair value on its condensed consolidated balance sheets, with the corresponding changes in fair value recorded in the Company’s condensed consolidated statements of operations for the applicable reporting periods.

SG BLOCKS, INC. AND SUBSIDIARIES

 Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2018 and 2017 (Unaudited)

3.	Summary of Significant Accounting Policies (continued)

The calculation of the Black-Scholes model involved the use of the fair value of the Company’s common stock, estimated term, volatility, risk-free interest rates and dividend yield (if applicable). The Company developed the assumptions that were used as follows: the fair value of the Company’s common stock was obtained from the terms of the recapitalization of the Company including the Exit Facility, which occurred concurrent with the Company’s emergence from bankruptcy protection, as well as publicly traded market prices of the Company’s common stock. The term represents the remaining contractual term of the derivative; the volatility rate was developed based on analysis of the Company’s historical stock price volatility and the historical volatility rates of several other similarly situated companies (using a number of observations that was at least equal to or exceeded the number of observations in the life of the derivative financial instrument at issue); the risk free interest rates were obtained from publicly available United States Treasury yield curve rates; and the dividend yield is zero because the Company has not paid dividends and does not expect to pay dividends in the foreseeable future.

Share-based payments – The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, the fair value of the award is measured on the grant date. The fair value amount is then recognized over the period services are required to be provided in exchange for the award, usually the vesting period. The Company recognizes stock-based compensation expense on a graded-vesting basis over the requisite service period for each separately vesting tranche of each award. Stock-based compensation expense to employees is reported within payroll and related expenses in the consolidated statements of operations. Stock-based compensation expense to non-employees is reported within marketing and business development expense in the consolidated statements of operations. For the three-month period ended March 31, 2018, the Company did not have any stock-based compensation expense to non-employees.

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

SG BLOCKS, INC. AND SUBSIDIARIES

 Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2018 and 2017 (Unaudited)

3.	Summary of Significant Accounting Policies (continued)

Impact from the Tax Cuts and Jobs Act

The Tax Cuts and Jobs Act (the “TCJA”) was enacted in the United States on December 22, 2017. The TCJA lowered the corporate tax rate from 35.0% to 21.0% and imposed a one-time transition tax on unremitted earnings as of the end of 2017, and featured many other tax law provisions. The SEC issued Staff Accounting Bulletin No. 118 “Income Tax Implications of the Tax Cuts and Jobs Act (“SAB 118”)” to address the U.S. GAAP application of the TCJA. SAB 118 provides companies up to a year to finalize accounting for the impacts of the TCJA.

In accordance with SAB 118, the Company recognized the income tax effects of the TCJA in its consolidated financial statements for the year ended December 31, 2017. During the three months ended March 31, 2018, the Company did not have any provisional tax expense for foreign withholding taxes associated with the TCJA. The Company expects to finalize any provisional amounts associated with the TCJA over the next nine months based on ongoing assessment of its tax positions and other relevant data.

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

With respect to receivables, concentrations of credit risk are limited to a few customers in the construction industry. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers other than normal lien rights. At March 31, 2018 and December 31, 2017, 82% and 81%, respectively, of the Company’s accounts receivable were due from two customers, respectively.

Revenue related to three and two customers represented approximately 80% and 77% of the Company’s total revenue for the three months ended March 31, 2018 and 2017, respectively.

Cost of revenue relating to three and two vendors represented approximately 75% and 83% of the Company’s total cost of revenue for the three months ended March 31, 2018 and 2017, respectively. The Company believes it has access to alternative suppliers, with limited disruption to the business, should circumstances change with its existing suppliers.

4.	Accounts Receivable

At March 31, 2018 and December 31, 2017, the Company’s accounts receivable consisted of the following:

	March 31, 2018	December 31, 2017
Billed:
Block sales	$-	$14,038
Construction services	1,068,477	2,652,496
Retainage receivable	388,161	373,576
Total gross receivables	1,456,638	3,040,110
Less: allowance for doubtful accounts	(27,006)	(34,235)
Total net receivables	$1,429,632	$3,005,875

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2018 and 2017 (Unaudited)

5.	Costs and Estimated Earnings on Uncompleted Contracts

Costs and estimated earnings on uncompleted contracts consisted of the following at March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Costs incurred on uncompleted contracts	$5,026,529	$3,681,965
Estimated earnings to date on uncompleted contracts	472,891	328,273
Subtotal	5,499,420	4,010,238
Less: billings to date	(6,661,210)	(5,622,111)
Net contract liabilities	$(1,161,790)	$(1,611,873)

The above amounts are included in the accompanying condensed consolidated balance sheets under the following captions at March 31, 2018 and December 31, 2017.

	March 31, 2018	December 31, 2017
Costs and estimated earnings in excess of billings on uncompleted contracts	$1,412	$61,175
Billings in excess of cost and estimated earnings on uncompleted contracts	(1,163,202)	(1,673,048)
Net contract liabilities	$(1,161,790)	(1,611,873)

Although management believes it has established adequate procedures for estimating costs to complete on open contracts, it is at least reasonably possible that additional significant costs could occur on contracts prior to completion. The Company periodically evaluates and revises its estimates and makes adjustments when they are considered necessary.

6.	Convertible Debentures

On June 30, 2016, and pursuant to the terms of the Company’s plan of reorganization, the Company entered into a Securities Purchase Agreement, dated June 30, 2016, with Hillair Capital Investments L.P. (“HCI”), pursuant to which the Company sold, for a subscription price of $2,000,000, a 12% Original Issue Discount Senior Secured Convertible Debenture to HCI in the principal amount of $2,500,000, with a maturity date of June 30, 2018 (the “Exit Facility”). The Exit Facility was convertible at HCI’s option at any time, in whole or in part, into shares of the Company’s common stock at a ratio of 1 share for every $3.75 of debt.

On November 17, 2016, the Company entered into a Securities Purchase Agreement with HCI, pursuant to which the Company sold, for a subscription price of $750,000, a 12% Original Issue Discount Senior Secured Convertible Debenture to HCI in the amount of $937,500, with a maturity date of June 30, 2018 (the “November 2016 Debenture” and, together with the Exit Facility, the “2016 Debentures”). The November 2016 Debenture was convertible at HCI’s option at any time, in whole or in part, into shares of the Company’s common stock at a ratio of 1 share for every $3.75 of debt.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2018 and 2017 (Unaudited)

6.	Convertible Debentures (continued)

In connection with the Public Offering, HCI converted approximately $1,937,500 of the 2016 Debentures into 516,667 shares of common stock. The Company recorded a loss of $1,018,475 on the conversion of the 2016 Debentures. The Company repaid the remaining outstanding balance of approximately $1,500,000 using proceedings from the Public Offering.

For the three months ended March 31, 2018 and March 31, 2017, total amortization relating to the discount amounted to $0 and $165,194 respectively and is included in interest expense on the accompanying consolidated statements of operations.

7.	Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of the common shares issuable upon the exercise of stock options and warrants. Potentially dilutive common shares are excluded from the calculation if their effect is antidilutive. At March 31, 2018, there were options and warrants to purchase 1,188,392 and 86,250 shares of common stock, respectively, outstanding that could potentially dilute future net income (loss) per share. Because the Company had a net loss as of March 31, 2018, we are prohibited from including potential common shares in the computation of diluted per share amounts. Accordingly, the Company has used the same number of shares outstanding to calculate both the basic and diluted loss per share.

8.	Stock Options and Grants

A summary of stock option activity as of March 31, 2018 and changes during the three months then ended are presented below. The table includes options granted to employees and directors of the Company and does not include 50,000 options granted to a consultant during 2017:

	Shares	Weighted Average Fair Value Per Share	Weighted Average Exercise Price Per Share	Weighted Average Remaining Terms (in years)	Aggregate Intrinsic Value

Outstanding - December 31, 2017	888,392	$1.23	$3.86	9.15	$1,881,869
Granted	250,000	1.28	4.61	-	-
Exercised	-	-	-	-	-
Cancelled	-	-	-	-	-
Outstanding – March 31, 2018	1,138,392	$1.24	$4.03	9.15	$918,539

Exercisable – December 31, 2017	738,608	$1.22	$4.04	9.19	$1,435,515
Exercisable – March 31, 2018	786,496	$1.22	$4.03	8.97	$714,236

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2018 and 2017 (Unaudited)

8.	Stock Options and Grants (continued)

For the three months ended March 31, 2018 and 2017, the Company recognized stock-based compensation expense of $79,989 and $154,383, respectively. This expense is included in payroll and related expenses in the accompanying condensed consolidated statements of operations.

As of March 31, 2018, the Company had $448,582 of total unrecognized compensation costs related to non-vested stock options, which will be expensed over a weighted average period of 1.68 years. The intrinsic value is calculated as the difference between the fair value of the stock price at March 31, 2018 and the exercise price of each of the outstanding stock options. The fair value of the stock price at March 31, 2018 was $4.61 per share, based on the closing price of the Company’s stock as of March 29, 2018.

On March 30, 2018, Paul Galvin, Chief Executive Officer, Mahesh Shetty, President and Chief Financial Officer, and Stevan Armstrong, Chief Technology Officer, were granted options to purchase 82,154, 81,342 and 14,842 shares of the Company’s common stock, respectively. Three other employees received, in the aggregate, options to purchase 21,662 of the Company’s common stock. The foregoing options each have an exercise price of $4.61 and vest quarterly over a two-year period, beginning on March 31, 2018. Additionally, on March 30, 2018, two other employees received, in the aggregate, options to purchase 50,000 shares of the Company’s common stock, which have an exercise price of $4.61 and vest quarterly over a three-year period, beginning on June 30, 2018. The fair value of the options was calculated utilizing a Black-Scholes model and upon issuance amounted to $320,000.

9.	Warrants

In conjunction with the Public Offering, the Company issued to certain affiliates of the underwriters, as compensation, warrants to purchase an aggregate of 86,250 shares of common stock at an exercise price of $6.25 per share. The warrants are exercisable at the option of the holder on or after June 21, 2018 and expire June 21, 2023. The fair value of warrants was calculated utilizing a Black-Scholes model and amounted to $63,796. The fair market value of the warrants as of the date of issuance has been included in issuance costs in additional paid-in capital.

10.	Stockholders’ Equity

Public Offering – In June 2017, the Company issued 1,500,000 shares of its common stock at $5.00 per share through the Public Offering. The Company incurred $1,388,615 in issuance costs from the Public Offering and issued 75,000 warrants valued at $55,475 to the underwriters.

In July 2017, as permitted by the underwriting agreement entered into in connection with the Public Offering, the underwriters exercised their option to purchase an additional 225,000 shares of common stock at $5.00 per share. The Company incurred $176,771 in issuance costs from this issuance. In connection with this exercise, certain affiliates of the underwriters were granted additional warrants to purchase 11,250 shares of common stock in the aggregate valued at $8,321.

In connection with and prior to the Public Offering, the Company issued 1,801,670 shares of its common stock upon conversion of all outstanding preferred stock.

Also in connection with the Public Offering, the Company issued a total of 516,667 shares of its common stock upon conversion of an aggregate amount of $1,937,500 of the 2016 Debentures. The fair market value of the shares at the time of conversion was $2,583,334. The Company recognized a loss of $645,833, which is included in the overall loss on conversion of convertible debentures of $1,018,475 at December 31, 2017

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2018 and 2017 (Unaudited)

11.	Construction Backlog

The following represents the backlog of signed construction and engineering contracts in existence at March 31, 2018 and December 31, 2017, which represents the amount of revenue the Company expects to realize from work to be performed on uncompleted contracts in progress and from contractual agreements in effect at March 31, 2018 and December 31, 2017, respectively, on which work has not yet begun:

	March 31, 2018	December 31, 2017
Balance – beginning of period	$76,659,029	$541,291
New contracts and change orders during the period	27,727,734	81,179,323
	104,386,763	81,720,614
Less: contract revenue earned during the period	(1,543,526)	(5,061,585)
Balance – end of period	$102,843,237	$76,659,029

Backlog at March 31, 2018 includes two large contracts entered into by the Company during the third quarter of 2017 and one during the first quarter of 2018 in the amounts of approximately $55 million, $15 million and $27 million, respectively. The Company expects that all of this revenue will be realized by December 31, 2020.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction and Certain Cautionary Statements

As used in this Quarterly Report, unless the context requires otherwise, references to the “Company,” “we,” “us,” and “our” refer to SG Blocks, Inc. and its subsidiaries, as the context requires. The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with our condensed consolidated financial statements and related notes and schedules included elsewhere in this Quarterly Report on Form 10-Q. The unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with our audited consolidated financial statements and notes for the year ended December 31, 2017, which were included in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission on March 1, 2018 (the “2017 Form 10-K”).  Statements contained in this Quarterly Report on Form 10-Q may use forward-looking terminology, such as “anticipates,” “believes,” “could,” “estimates,” “may,” “should,” “will,” or other variations on these terms or their negatives. All statements other than statements of historical facts are statements that could potentially be forward-looking. The Company cautions that forward-looking statements involve risks and uncertainties and actual results could differ materially from those expressed or implied in these forward-looking statements or could affect the extent to which a particular objective, projection, estimate or prediction is realized.  Factors that could cause or contribute to such differences include, but are not limited to: general economic and financial conditions; our ability to generate income, effectively manage our growth and realize our backlog; competition in the markets in which we operate; the fluctuations in prices of the products we procure or distribute; availability of raw materials; the consolidation of our industry; our ability to adapt our products and services to industry standards and consumer preferences; our ability to expand into new geographic markets; product shortages and potential loss of relationships with key suppliers or subcontractors; the seasonality of the commercial and residential construction markets; the loss or potential loss of any significant customers; exposure to product liability and various other claims and litigation; our ability to attract and retain key employees; the credit risk from our customers; our ability to obtain additional financing on acceptable terms, if at all, or to obtain additional capital in other ways; an impairment of our goodwill; the impact of federal, state and local regulations, including changes to export laws and tax regulations; the cost of compliance with environmental, health and safety laws and other local building regulations; a disruption or breach in our IT systems; natural or man-made disruptions to our facilities and project sites; our ability to comply with the requirements of being a public company, including Nasdaq Capital Market listing requirements; fluctuations in the price of our common stock, including decreases in price due to sales of significant amounts of stock; and any factors discussed in “Part II—Item 1A. Risk Factors” to this Quarterly Report on Form 10-Q as well as our Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-K”) and other filings with the Securities and Exchange Commission.  In addition, certain information presented below is based on unaudited financial information. There can be no assurance that there will be no changes to this information once audited financial information is available. As a result, readers are cautioned not to place undue reliance on forward-looking statements. The Company will not undertake to update any forward-looking statement herein or that may be made from time to time on behalf of the Company.

Background

We offer the construction industry a safer, greener, faster, longer-lasting and more economical alternative to conventional construction methods. We redesign, repurpose and convert heavy-gauge steel cargo shipping containers into SG Blocks™, safe green building blocks for commercial, industrial and residential building construction. We also use purpose-built modules, or prefabricated steel modular units customized for use in modular construction (“SGPBMs” and, together with SG Blocks™, “Modules”), primarily to augment or complement a SG Blocks™ structure.

We use two products. For our SG Blocks™ projects, we provide code engineered cargo shipping containers that we modify and deliver to meet the growing demand for safe and green construction. Rather than consuming new steel and lumber, we capitalize on the structural engineering and design parameters a shipping container must meet and repurpose them for use in building. For our SGPBM projects, we start with a design and customize an engineered steel structure to a customer plan and specifications primarily to augment or complement a SG Blocks™ structure.

Public Offering

On June 27, 2017, we completed a public offering of our common stock (the “Public Offering”), in which we sold 1.5 million shares of common stock at a public offering price of $5.00 per share, resulting in aggregate net proceeds of $6.8 million after deducting underwriting discounts and commissions and related expenses. On July 12, 2017, the underwriters of the Public Offering exercised in full their option to purchase an additional 225,000 shares of common stock at a price to the public of $5.00 per share. As a result, total net proceeds from the Public Offering were approximately $7.9 million after deducting underwriting discounts and commissions and related expenses. The Company incurred a total of approximately $1.6 million in issuance costs in connection with the Public Offering.

Bankruptcy Proceedings

On October 15, 2015, we and our subsidiaries voluntarily filed for reorganization under Chapter 11 of the Bankruptcy Code, in the United States Bankruptcy Court for the Southern District of New York. Our Plan of Reorganization became effective on June 30, 2016, whereupon we emerged from bankruptcy and implemented the terms of such plan. The Company applied fresh start accounting as of June 30, 2016.

Results of Operations

Three Months Ended March 31, 2018 and 2017

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Revenue	$1,543,526	$604,593
Cost of revenue	(1,379,930)	(451,364)
Operating expenses	(917,704)	(774,696)
Operating loss	(754,108)	(621,467)
Other income (expense)	4	(68,863)
Net loss	$(754,104)	$(690,330)

Revenue

Revenue for the three months ended March 31, 2018 was $1,543,526 compared to $604,593 for the three months ended March 31, 2017. This increase of $938,933 resulted from revenue being recognized on additional projects that were in progress or completed during the three months ended March 31, 2018 as compared to March 31, 2017. Revenue in the three months ended March 31, 2018, included $725,000 from work in progress on a contract in the amount of approximately $5,600,000.

Cost of Revenue and Gross Profit

Cost of revenue was $1,379,930 for the three months ended March 31, 2018, primarily related to the cost of buying and modifying containers. Gross profit was $163,596 for the same period.

Cost of revenue was $451,364 for the three months ended March 31, 2017, primarily related to the cost of buying and modifying containers. Gross profit was $153,229 for the same period.

Gross profit percentage declined from approximately 26% for the three months ended March 31, 2017 to 11% for the three months ended March 31, 2018 primarily due to lower contracted margins on a contract in the amount of approximately $5,600,000.

Payroll and Related Expenses

Payroll and related expenses were $405,418 and $343,048 for the three months ended March 31, 2018 and March 31, 2017, respectively. The increase was due primarily to increase in wages, taxes and benefits of $136,762 from an increase in headcount, offset by a $74,392 decrease in stock-based compensation expense.

Other Operating Expenses

Other operating expenses include personnel costs, professional fees, depreciation and amortization, travel and marketing expenses. During the three months ended March 31, 2018 and March 31, 2017, other operating expenses were $512,286 and $431,648, respectively. The increase was due primarily to an increase in professional fees of $30,703 and increase of $52,479 in marketing and business development related travel expenses.

Interest Expense

There was no interest expense for the three months ended March 31, 2018. Interest expense for the three months ended March 31, 2017 was $165,194, which consisted mainly of the amortization of the discount on convertible debentures.

Other Income (Expense)

There was no other income recognized as a result of a change in fair value of financial instruments during the three months ended March 31, 2018.

During the three months ended March 31, 2017, there was other income recognized as result of a change in fair value of financial instruments in the amount of $96,327.

Income Tax Provision

A 100% valuation allowance was provided against the deferred tax asset consisting of available net operating loss carry forwards and accordingly no income tax benefit was provided.

Impact of Inflation

The impact of inflation upon our revenue and income (loss) from continuing operations during each of the past two fiscal years has not been material to its financial position or results of operations for those years because we do not maintain any inventories whose costs are affected by inflation.

Liquidity and Capital Resources

As of March 31, 2018 and December 31, 2017, we had an aggregate of $4,512,894 and $4,900,857, respectively, of cash and cash equivalents and short-term investments.

Historically, our operations have primarily been funded through proceeds from equity and debt financings, as well as revenue from operations.

In June 2017, we completed the Public Offering, resulting in net proceeds of approximately $6.8 million after deducting underwriting discounts and commissions and related expenses. In July 2017, in connection with our Public Offering, the underwriters exercised their option to purchase 225,000 additional shares of common stock from us in full at a price to the public of $5.00 per share. As a result of the exercise and closing of the option to purchase additional shares, total net proceeds from the Public Offering were approximately $7.9 million after deducting underwriting discounts and commissions and related expenses. We incurred approximately of $1.6 million in issuance costs in connection with the Public Offering.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, we have sustained losses since our emergence from bankruptcy. Our net loss from operations for the three months ended March 31, 2018 was $754,104 and net cash used in operating activities was $384,783 for the three months ended March 31, 2018.

Prior to the Public Offering, our level of cash and operating margins were not enough to cover our existing fixed and variable obligations. In addition, our liquidity was not sufficient to fund general expansion. The proceeds from the Public Offering will be, and have been, used, in part, to fund anticipated growth, including a projected expansion in existing and targeted market areas.

We can provide no assurance that our plans will materialize or that we will be successful in funding estimated cash shortfalls through the proceeds from the Public Offering. We may also need to generate additional revenues or secure additional financing sources, such as debt or equity capital, to fund future growth, which financing may not be available on favorable terms or at all. We do not have any additional sources secured for future funding, and if we are unable to raise the necessary capital at the times we require such funding, we may need to materially change our business plan, including delaying implementation of aspects of such business plan or curtailing or abandoning such business plan altogether.

We provide services to our customers in three separate phases: the design phase, the architectural and engineering phase and the construction phase. Each phase is independent of the other but builds through a progression of concept through delivery of a completed structure as one performance obligation. These phases may be embodied in a single contract or in separate contracts, which is typical of a design build process model. As of March 31, 2018, we had 16 projects totaling $102,843,237 under contract, which, if they all proceed to construction, will result in our constructing approximately 685,536 square feet of container space. Of these contracts, two projects totaling approximately 480 square feet are considered as “block sales” and fourteen projects totaling approximately 685,056 square feet were contracts combining all three phases or parts thereof and are considered as “construction services”. We expect that all of this revenue will be realized by December 31, 2020.

Backlog may fluctuate significantly due to the timing of orders or awards for large projects and is not necessarily indicative of future backlog levels or the rate at which backlog will be recognized as revenue. The increase in backlog of approximately $26.2 million from December 31, 2017 is primarily attributable to one large contract we entered into during the first quarter for approximately $27.4 million.

There can be no assurance that our customers will decide to and/or be able to proceed with these construction projects, or that we will ultimately recognize revenue from these projects in a timely manner or at all.

Off-Balance Sheet Arrangements

As of March 31, 2018 and December 31, 2017, we had no material off-balance sheet arrangements other than operating leases to which SGB or its subsidiary is a party.

In the ordinary course of business, SG Building enters into agreements with third parties that include indemnification provisions which, in its judgment, are normal and customary for companies in its industry sector. These agreements are typically with consultants and vendors. Pursuant to these agreements, SG Building generally agrees to indemnify, hold harmless and reimburse the other parties for losses suffered or incurred by such parties with respect to actions taken or omitted by SG Building. The maximum potential amount of future payments SG Building could be required to make under these indemnification provisions is unlimited. SG Building has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of March 31, 2018.

Critical Accounting Policies

Our condensed consolidated financial statements have been prepared using generally accepted accounting principles in the United States of America (“GAAP”), which require management to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that management believes to be reasonable. Actual results may differ from those estimates. Critical accounting policies represent the areas where more significant judgments and estimates are used in the preparation of our condensed consolidated financial statements. A discussion of such critical accounting policies, which include share-based payments, derivative instruments, goodwill, intangible assets and revenue recognition, can be found in our 2017 Form 10-K. On January 1, 2018, the Company adopted ASC Topic 606, “Revenue from Contracts with Customers” which has been referenced in Note 3 of the Notes to Condensed Consolidated Financial Statements. There have been no other material changes in critical accounting policies from those disclosed in the 2017 Form 10-K.

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

The following is a reconciliation of EBITDA and Adjusted EBITDA to the nearest GAAP measure, net loss:

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Net loss	$(754,104)	$(690,330)
Addback interest expense	-	165,194
Addback depreciation and amortization	148,247	146,565
EBITDA (non-GAAP)	(605,857)	(378,571)
Less change in fair value of financial instruments	-	(96,327)
Addback stock compensation expense	79,989	154,383
Adjusted EBITDA (non-GAAP)	$(525,868)	$(320,515)

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Management, with the participation of our Principal Executive Officer and Principal Financial Officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

The Principal Executive Officer and the Principal Financial Officer believe that the condensed consolidated financial statements and other information contained in this Quarterly Report on Form 10-Q present fairly, in all material respects, our business, financial condition and results of operations.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the first quarter of 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. On January 1, 2018, the company adopted ASC Topic 606, “Revenue from Contracts with Customers.” In connection with the adoption, we implemented certain changes to our processes and controls related to revenue recognition.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in “Part I—Item 1A. Risk Factors” in our 2017 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

EXHIBIT INDEX
Exhibit Number	Description
31.1+	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS+	XBRL Instance Document.
101.SCH+	XBRL Taxonomy Extension Schema Document.
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB+	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Filed herewith.

*	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SG BLOCKS, INC.
(Registrant)

Date: May 9th, 2018	By:	/s/ Mahesh Shetty
Mahesh Shetty President and Chief Financial Officer (Principal Financial and Accounting Officer)

