Form 10-Q
period 2018-06-30
SG BLOCKS, INC.
filed 2018-08-14
CIK 1023994

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes ☒    No ☐

As of August 10, 2018, there were 4,260,041 shares of the registrant’s common stock, $0.01 par value, outstanding.

SG BLOCKS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SG BLOCKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,020,614	$4,870,824
Short-term investment	-	30,033
Accounts receivable, net	2,227,684	3,005,875
Costs and estimated earnings in excess of billings on uncompleted contracts	131,392	61,175
Prepaid expenses and other current assets	236,326	183,890
Total current assets	5,616,016	8,151,797

Equipment, net	8,701	6,796
Goodwill	4,162,173	4,162,173
Intangible assets, net	2,733,615	3,028,247

Total Assets	$12,520,505	$15,349,013

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,988,854	$2,148,091
Billings in excess of costs and estimated earnings on uncompleted contracts	825,468	1,673,048
Total current liabilities	2,814,322	3,821,139

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, $1.00 par value, 5,405,010 shares authorized; 0 issued and outstanding as of June 30, 2018 and December 31, 2017	-	-
Common stock, $0.01 par value, 300,000,000 shares authorized; 4,260,041 issued and outstanding as of June 30, 2018 and December 31, 2017	42,601	42,601
Additional paid-in capital	17,469,843	17,304,529
Accumulated deficit	(7,806,261)	(5,819,256)
Total stockholders’ equity	9,706,183	11,527,874

Total Liabilities and Stockholders’ Equity	$12,520,505	$15,349,013

The accompanying notes are an integral part of these condensed consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue:
Block sales	$42,799	$-	$42,799	$-
Construction services	2,262,998	1,001,734	3,806,526	1,606,327
Total	2,305,797	1,001,734	3,849,325	1,606,327

Cost of revenue:
Block sales	33,084	-	33,084	-
Construction services	2,241,141	855,947	3,621,071	1,307,311
Total	2,274,225	855,947	3,654,155	1,307,311

Gross profit	31,572	145,787	195,170	299,016

Operating expenses:
Payroll and related expenses	572,612	292,550	978,029	635,598
General and administrative expenses	555,087	330,118	981,362	724,059
Marketing and business development expense	97,541	37,618	178,588	66,186
Pre-project expenses	45,000	7,508	49,964	16,647
Total	1,270,240	667,794	2,187,943	1,442,490

Operating loss	(1,238,668)	(522,007)	(1,992,773)	(1,143,474)

Other income (expense):
Interest expense	-	(165,194)	-	(330,388)
Interest income	-	4	4	8
Other income	5,764	-	5,764	-
Loss on debt conversion	-	(1,018,475)	-	(1,018,475)
Change in fair value of financial instruments	-	-	-	96,327
Total	5,764	(1,183,665)	5,768	(1,252,528)

Net loss	$(1,232,904)	$(1,705,672)	$(1,987,005)	$(2,396,002)

Net loss per share - basic and diluted:
Basic and diluted	$(.29)	$(3.15)	$(.47)	$(6.75)

Weighted average shares outstanding:
Basic and diluted	4,260,041	541,424	4,260,041	354,703

The accompanying notes are an integral part of these condensed consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES

IN STOCKHOLDERS' EQUITY (Unaudited)

	$0.01 Par Value Common Stock		Preferred	Additional Paid-in	Accumulated
	Shares	Amount	Stock	Capital	Deficit	Total

Balance – December 31, 2017	4,260,041	$42,601	$-	$17,304,529	$(5,819,256)	$11,527,874

Stock-based compensation	-	-	-	165,314	-	165,314

Net loss	-	-	-	-	(1,987,005)	(1,987,005)

Balance – June 30, 2018	4,260,041	$42,601	$-	$17,469,843	$(7,806,261)	$9,706,183

The accompanying notes are an integral part of these condensed consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30, 2018	For the Six Months Ended June 30, 2017
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(1,987,005)	$(2,396,002)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,879	1,379
Amortization of discount on convertible debentures	-	330,388
Amortization of intangible assets	294,632	293,191
Interest income on short-term investment	(4)	(8)
Loss on conversion of convertible debentures	-	1,018,475
Change in fair value of financial instruments	-	(96,327)
Stock-based compensation	165,314	209,383
Changes in operating assets and liabilities:
Accounts receivable	778,191	137,077
Costs and estimated earnings in excess of billings on uncompleted contracts	(70,217)	(224,800)
Prepaid expenses and other current assets	(52,436)	(192,624)
Inventory	-	9,445
Intangible assets	-	(28,820)
Accounts payable and accrued expenses	(159,237)	378,123
Billings in excess of costs and estimated earnings on uncompleted contracts	(847,580)	390,713
Deferred revenue	-	(72,788)
Net cash used in operating activities	(1,876,463)	(243,195)

Cash flows from investing activities:
Purchase of equipment	(3,784)	-
Proceeds from short-term investment	30,037	-
Net cash provided by investing activities	26,253	-

Cash flows from financing activities:
Proceeds from public stock offering, net of offering costs	-	6,826,558
Payments on convertible debentures	-	(1,500,000)
Net cash provided by financing activities	-	5,326,558

Net increase (decrease) in cash and cash equivalents	(1,850,210)	5,083,363

Cash and cash equivalents - beginning of period	4,870,824	549,100

Cash and cash equivalents - end of period	$3,020,614	$5,632,463

Supplemental disclosure of non-cash financing activities:
Conversion of convertible debentures to common stock	$-	$2,583,334
Conversion of preferred stock to common stock	$-	$1,801,670
Offering costs not paid and included in accounts payable and accrued expenses	$-	$715,173

The accompanying notes are an integral part of these condensed consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2018 and 2017 (Unaudited)

1.	Description of Business

SG Blocks, Inc. (the “Company”) provides two main products, both of which are used to meet the growing demand for safe and green commercial, industrial and residential building construction. The Company provides SG Blocks™, code engineered cargo shipping containers that the Company modifies for use in construction. Rather than consuming new steel and lumber, SG Blocks™ capitalize on the structural engineering and design parameters a shipping container must meet and repurposes them for use in building. These products offer the construction industry a safer, greener, faster, longer lasting and more economical alternative to conventional construction methods. The Company also provides purpose-built modules (“SGPBMs” and, together with SG Blocks™, “Modules”), which are prefabricated steel modular units created specifically for use in modular construction, unlike the shipping containers used to create SG Blocks™.

The Company was previously known as CDSI Holdings, Inc. (a Delaware corporation incorporated on December 29, 1993). On November 4, 2011, the Company’s wholly-owned subsidiary was merged with and into SG Building Blocks, Inc. (“SG Building,” formerly SG Blocks Inc.) (the “Merger”), with SG Building surviving the Merger and becoming a wholly-owned subsidiary of the Company. The Merger was a reverse merger that was accounted for as a recapitalization of SG Building, as SG Building was the accounting acquirer. Accordingly, the historical financial statements presented are the financial statements of SG Building.

Since the Company’s inception, it has generated revenues from construction and project management services related to the use and modification of Modules in construction.

Through June 30, 2018, the Company has incurred an accumulated deficit of $7,806,261. At June 30, 2018, the Company had cash and cash equivalents of $3,020,614.

As of June 30, 2018, the Company had 4,260,041 shares of common stock issued and outstanding.

Reverse Stock Split

On February 28, 2017, the Company effected a 1-for-3 reverse stock split of its then-outstanding common stock and preferred stock, which has since been converted. All share and per share amounts set forth in the consolidated financial statements of the Company have been retroactively restated to reflect the split as if it had occurred as of the earliest period presented.

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

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2018 and 2017 (Unaudited)

2.	Emergence from Bankruptcy

On October 15, 2015, the Company and its subsidiaries voluntarily filed for reorganization under Chapter 11 of the Bankruptcy Code, in the United States Bankruptcy Court for the Southern District of New York. The Plan of Reorganization became effective on June 30, 2016, whereupon the Company emerged from bankruptcy and implemented the terms of such plan. The Company applied fresh start accounting as of June 30, 2016.

3.	Summary of Significant Accounting Policies

Interim financial information – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, all adjustments, consisting of normal accruals, considered necessary for a fair presentation of the interim financial statements have been included. Results for the six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

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

Recently adopted accounting pronouncements – New accounting pronouncements implemented by the Company during the first half of 2018 are discussed below or in the related notes, where appropriate.

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

In accordance with ASC 606, the Company applied the modified retrospective method to those contracts which were not completed as of January 1, 2018. Under the modified retrospective method, the cumulative effect of applying the standard is recognized at the date of initial application. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historic accounting under ASC 605. In implementing ASC 606, the Company was required to recalculate the revenue earned on any work in process at the implementation date and to restate the revenue and cost of revenues as if ASC 606 had been followed from the inception of the contract.  In recalculating costs and revenue under ASC 606 guidelines, no material difference in the account balances were identified. Since a material difference was not found, no retrospective analysis of account balance changes was required. See “Revenue recognition” below for further discussion regarding revenue from contracts with customers.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2018 and 2017 (Unaudited)

3.	Summary of Significant Accounting Policies (continued)

Recently issued accounting pronouncements - New accounting pronouncements requiring implementation in future periods are discussed below.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU No. 2016-02”). The update’s principal objective is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet. ASU 2016-02 continues to retain a distinction between finance and operating leases but requires lessees to recognize a right-of-use asset representing their right to use the underlying asset for the lease term and a corresponding lease liability on the balance sheet for all leases with terms greater than twelve months. The update is effective for fiscal years beginning after December 15, 2018. Early adoption is permitted for financial statements that have not been previously issued. The Company is currently evaluating the effects of ASU 2016-02 on the consolidated financial statements. Based on the current evaluation, the Company does not expect that ASU No. 2016-02 will have a material impact on the Company’s financial statements.

In June 2018, the FASB issued ASU No. 2018-07, “Compensation — Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting” (“ASU 2018-07”), which expands the scope of Topic 718 to include all share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 specifies that Topic 718 applies to all share-based payment transactions in which the grantor acquires goods and services to be used or consumed in its own operations by issuing share-based payment awards. ASU 2018-07 also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under ASC 606. ASU 2018-07 is effective for the Company beginning December 1, 2019, with early adoption permitted, but no earlier than our adoption of ASC 606. The Company is currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.

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

Operating cycle – The length of the Company’s contracts varies but is typically between six to twelve months. In some instances, the length of the contracts may exceed twelve months. Assets and liabilities relating to contracts are included in current assets and current liabilities, respectively, in the accompanying balance sheets as they will be liquidated in the normal course of contract completion, which at times could exceed one year.

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

For the Six Months Ended June 30, 2018 and 2017 (Unaudited)

3.	Summary of Significant Accounting Policies (continued)

ASU 2016-12, “Narrow-Scope Improvements and Practical Expedients” also clarifies certain aspects of ASU 2014-09, including the assessment of collectability, presentation of sales taxes, treatment of noncash consideration and accounting for completed contracts and contract modifications at transition.

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

(2) Identify the performance obligations in the contract

(3) Determine the transaction price

(4) Allocate the transaction price to performance obligations in the contract

(5) Recognize revenue as performance obligations are satisfied

The new revenue recognition standard requires the Company to determine, at contract inception, whether it will transfer control of a promised good or service over time or at a point in time—regardless of the length of contract or other factors. The Company now applies recognition of revenue over time, which is similar to the method the Company applied under previous guidance (i.e., percentage of completion).

Due to uncertainties inherent in the estimation process, it is possible that estimates of costs to complete a performance obligation will be revised in the near-term. For those performance obligations for which revenue is recognized using a cost-to-cost input method, changes in total estimated costs, and related progress toward complete satisfaction of the performance obligation, are recognized on a cumulative catch-up basis in the period in which the revisions to the estimates are made. When the current estimate of total costs for a performance obligation indicate a loss, a provision for the entire estimated loss on the unsatisfied performance obligation is made in the period in which the loss becomes evident. For the six months ended June 30, 2018 and 2017, there were no changes in total estimated costs that had a significant impact to our operating results. In addition, for the six months ended June 30, 2018 and 2017, there were no significant losses recognized.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2018 and 2017 (Unaudited)

3.	Summary of Significant Accounting Policies (continued)

Remaining Unsatisfied Performance Obligations

The Company’s remaining unsatisfied performance obligations (“RUPO”) as of June 30, 2018 represent the remaining transaction price of firm contracts for which work has not been performed and excludes unexercised contract options.  As of June 30, 2018, the aggregate amount of the transaction price allocated to remaining unsatisfied performance obligations was $102,871,255.

The Company expects to satisfy its RUPO as of June 30, 2018 over the following period:

Within 1 year	$29,637,487
1 to 2 years	63,794,582
Thereafter	9,439,186
Total Remaining Unsatisfied Performance Obligations	$102,871,255

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

The following tables provide further disaggregation of the Company’s revenues by categories:

	Three Months Ended June 30,
Revenue by Customer Type	2018		2017 (1)
Multi-Family	$210,814	9%	$-	-
Office	229,727	10%	602,877	60%
Retail	416,976	18%	33,055	3%
School	1,100,403	48%	350,576	35%
Special Use	330,965	14%	6,624	1%
Other	16,912	1%	8,602	1%
Total revenue by customer type	$2,305,797	100%	$1,001,734	100%

	Six Months Ended June 30,
Revenue by Customer Type	2018		2017 (1)
Multi-Family	$210,814	5%	$-	-
Office	593,356	15%	973,281	61%
Retail	531,920	14%	220,464	14%
School	1,860,238	48%	367,716	23%
Special Use	636,085	17%	7,049	-%
Other	16,912	1%	37,817	2%
Total revenue by customer type	$3,849,325	100%	$1,606,327	100%

(1)	Prior period amounts have not been adjusted for the adoption of ASC 606 under the modified retrospective method.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2018 and 2017 (Unaudited)

3.	Summary of Significant Accounting Policies (continued)

Contract Assets and Contract Liabilities

Accounts receivable are recognized in the period when the Company’s right to consideration is unconditional. Accounts receivable are recognized net of an allowance for doubtful accounts. A considerable amount of judgment is required in assessing the likelihood of realization of receivables.

The timing of revenue recognition may differ from the timing of invoicing to customers.

Contract assets include unbilled amounts from our long-term construction services when revenue recognized under the cost-to-cost measure of progress exceeds the amounts invoiced to customers, as the amounts cannot be billed under the terms of our contracts. Such amounts are recoverable from customers based upon various measures of performance, including achievement of certain milestones, completion of specified units or completion of a contract. Contract assets are generally classified as current within the condensed consolidated balance sheets and labeled as “costs and estimated earnings in excess of billings on uncompleted contracts”.

Contract liabilities from construction and engineering contracts occur when amounts invoiced to our customers exceed revenues recognized under the cost-to-cost measure of progress. Contract liabilities additionally include advanced payments from our customers on certain contracts. Contract liabilities decrease as the Company recognizes revenue from the satisfaction of the related performance obligation. Contract liabilities are generally classified as current within the condensed consolidated balance sheet and labeled as “billing in excess of costs and estimated earnings on uncompleted contracts”.

Although the Company has established adequate procedures for estimating costs to complete on open contracts, it is at least reasonably possible that additional significant costs could occur on contracts prior to completion. The Company periodically evaluates and revises its estimates and makes adjustments when they are considered necessary.

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

For the Six Months Ended June 30, 2018 and 2017 (Unaudited)

3.	Summary of Significant Accounting Policies (continued)

Cash and cash equivalents – The Company considers cash and cash equivalents to include all short-term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less upon acquisition.

Short-term investment – The Company classifies any investments with a maturity greater than three months but less than one year as short-term investment.

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

Goodwill – Goodwill represents the excess of reorganization value over fair value of identified net assets upon emergence from bankruptcy on June 30, 2016. In accordance with the accounting guidance on goodwill, the Company performs its impairment test of goodwill at the reporting unit level each fiscal year, or more frequently if events or circumstances change that would more likely than not reduce the fair value of its reporting unit below its carrying values. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount, including goodwill. If management concludes that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, management conducts a two-step quantitative goodwill impairment test. The first step of the impairment test involves comparing the fair value of the applicable reporting unit with its carrying value. If the carrying amount of the reporting unit exceeds the reporting unit’s fair value, management performs the second step of the goodwill impairment test. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill. The amount by which the carrying value of the goodwill exceeds its implied fair value, if any, is recognized as an impairment loss. The Company’s evaluation of goodwill completed during the year ended December 31, 2017 resulted in no impairment losses.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2018 and 2017 (Unaudited)

3.	Summary of Significant Accounting Policies (continued)

Intangible assets – Intangible assets represent the preliminary assets identified upon emergence from bankruptcy and consist of $2,766,000 of proprietary knowledge and technology, which is being amortized over 20 years, and $1,113,000 of customer contracts, which is being amortized over 2.5 years. In addition, intangible assets include trademarks of $28,820, which is being amortized over 5 years. The Company evaluated intangible assets for impairment during the year ended December 31, 2017 and determined that there were no impairment losses. The accumulated amortization as of June 30, 2018 and 2017 was $1,174,205 and $584,941, respectively. The amortization expense for the three months ended June 30, 2018 and 2017 was $147,316 for both reporting periods. The amortization expense for the six months ended June 30, 2018 and 2017 was $294,632 and $293,191, respectively. The estimated remaining amortization expense for the successive five years is as follows:

For the year ending December 31,:
2018	$294,632
2019	144,064
2020	144,064
2021	144,064
2022	139,741
Thereafter	1,867,050
Total estimated amortization expense	$2,733,615

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

For the Six Months Ended June 30, 2018 and 2017 (Unaudited)

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

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

Short-term investment: The Company had $30,033 in short-term investments as of December 31, 2017, which were classified within Level 2 of the valuation hierarchy. During the six months ended June 30, 2018, the investments were redeemed, and the proceeds are included in the cash balance at June 30, 2018.

Conversion option liabilities: The conversion option liabilities are measured at fair value using the Black-Scholes model and are classified within Level 3 of the valuation hierarchy. For fair value measurements categorized within Level 3 of the fair value hierarchy, the Company’s Chief Financial Officer, who reports to the Chief Executive Officer, determines the Company’s valuation policies and procedures. The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s Chief Financial Officer and are approved by the Chief Executive Officer. The Company had no conversion option liabilities outstanding at June 30, 2018.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities for the six months ended June 30, 2017 that are measured at fair value on a recurring basis:

Six Months Ended June 30, 2017
Beginning balance	$384,461
Aggregate fair value of conversion option liabilities issued	-
Change in fair value related to conversion of convertible debentures	(288,134)
Change in fair value of conversion option liabilities and warrants	(96,327)
Ending balance	$-

The Company presented the conversion option liabilities at fair value on its condensed consolidated balance sheets, with the corresponding changes in fair value recorded in the Company’s condensed consolidated statements of operations for the applicable reporting periods.

SG BLOCKS, INC. AND SUBSIDIARIES

 Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2018 and 2017 (Unaudited)

3.	Summary of Significant Accounting Policies (continued)

The calculation of the Black-Scholes model involved the use of the fair value of the Company’s common stock, estimated term, volatility, risk-free interest rates and dividend yield (if applicable). The Company developed the assumptions that were used as follows: the fair value of the Company’s common stock was obtained from the terms of the recapitalization of the Company, including the Exit Facility (defined below), which occurred concurrent with the Company’s emergence from bankruptcy protection, as well as publicly traded market prices of the Company’s common stock. The term represented the remaining contractual term of the derivative; the volatility rate was developed based on analysis of the Company’s historical stock price volatility and the historical volatility rates of several other similarly situated companies (using a number of observations that was at least equal to or exceeded the number of observations in the life of the derivative financial instrument at issue); the risk free interest rates were obtained from publicly available United States Treasury yield curve rates; and the dividend yield was zero because the Company has not paid dividends and does not expect to pay dividends in the foreseeable future.

Share-based payments – The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, the fair value of the award is measured on the grant date. The fair value amount is then recognized over the period services are required to be provided in exchange for the award, usually the vesting period. The Company recognizes stock-based compensation expense on a graded-vesting basis over the requisite service period for each separately vesting tranche of each award. Stock-based compensation expense to employees is reported within payroll and related expenses in the consolidated statements of operations. Stock-based compensation expense to non-employees is reported within marketing and business development expense in the consolidated statements of operations. For the six month period ended June 30, 2018, the Company did not have any stock-based compensation expense to non-employees.

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

For the Six Months Ended June 30, 2018 and 2017 (Unaudited)

3.	Summary of Significant Accounting Policies (continued)

Impact from the Tax Cuts and Jobs Act

The Tax Cuts and Jobs Act (the “TCJA”) was enacted in the United States on December 22, 2017. The TCJA lowered the corporate tax rate from 35.0% to 21.0% and imposed a one-time transition tax on unremitted earnings as of the end of 2017, and featured many other tax law provisions. The Securities and Exchange Commission issued Staff Accounting Bulletin No. 118, “Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”)”, to address the U.S. GAAP application of the TCJA. SAB 118 provides companies up to a year to finalize accounting for the impacts of the TCJA.

In accordance with SAB 118, the Company recognized the income tax effects of the TCJA in its consolidated financial statements for the year ended December 31, 2017. During the three and six months ended June 30, 2018, the Company did not have any provisional tax expense for foreign withholding taxes associated with the TCJA. The Company expects to finalize any provisional amounts associated with the TCJA over the next six months based on ongoing assessment of its tax positions and other relevant data.

Concentrations of credit risk – Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents. The Company places its cash with high credit quality institutions. At times, such amounts may be in excess of the FDIC insurance limits. The Company has not experienced any losses in its account and believes that it is not exposed to any significant credit risk on the account.

With respect to receivables, concentrations of credit risk are limited to a few customers in the construction industry. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers other than normal lien rights. At June 30, 2018 and December 31, 2017, 69% and 81%, respectively, of the Company’s accounts receivable were due from two customers.

Revenue relating to two customers represented approximately 48% and 12%, respectively, of the Company’s total revenue for the three months ended June 30, 2018. Revenue relating to three customers represented approximately 38%, 35% and 22%, respectively, of the Company’s total revenue for the three months ended June 30, 2017. Revenue relating to one customer represented approximately 48% of the Company’s total revenue for the six months ended June 30, 2018. Revenue relating to three customers represented approximately 47%, 18% and 13%, respectively, of the Company’s total revenue for the six months ended June 30, 2017.

Cost of revenue relating to two vendors represented approximately 73% and 81%, respectively, of the Company’s total cost of revenue for the three months ended June 30, 2018 and 2017. Cost of revenue relating to one and two vendors represented approximately 60% and 76%, respectively, of the Company’s total cost of revenue for the six months ended June 30, 2018 and 2017. The Company believes it has access to alternative suppliers, with limited disruption to the business, should circumstances change with its existing suppliers.

4.	Accounts Receivable

At June 30, 2018 and December 31, 2017, the Company’s accounts receivable consisted of the following:

	June 30, 2018	December 31, 2017
Billed:
Block sales	$-	$14,038
Construction services	1,717,590	2,652,496
Retainage receivable	524,998	373,576
Total gross receivables	2,242,588	3,040,110
Less: allowance for doubtful accounts	(14,904)	(34,235)
Total net receivables	$2,227,684	$3,005,875

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2018 and 2017 (Unaudited)

5.	Costs and Estimated Earnings on Uncompleted Contracts

Costs and estimated earnings on uncompleted contracts consisted of the following at June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Costs incurred on uncompleted contracts	$7,267,669	$3,681,965
Estimated earnings to date on uncompleted contracts	494,749	328,273
Gross contract assets (liabilities)	7,762,418	4,010,238
Less: billings to date	(8,456,494)	(5,622,111)
Net contract assets (liabilities)	$(694,076)	$(1,611,873)

The above amounts are included in the accompanying condensed consolidated balance sheets under the following captions at June 30, 2018 and December 31, 2017.

	June 30, 2018	December 31, 2017
Costs and estimated earnings in excess of billings on uncompleted contracts	$131,392	$61,175
Billings in excess of cost and estimated earnings on uncompleted contracts	(825,468)	(1,673,048)
Net contract assets (liabilities)	$(694,076)	$(1,611,873)

6.	Convertible Debentures

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

For the Six Months Ended June 30, 2018 and 2017 (Unaudited)

6.	Convertible Debentures (continued)

In connection with the Public Offering, HCI converted approximately $1,937,500 of the 2016 Debentures into 516,667 shares of common stock. The Company recorded a loss of $1,018,475 on the conversion of the 2016 Debentures. The Company repaid the remaining outstanding balance of approximately $1,500,000 using proceedings from the Public Offering.

For the three months ended June 30, 2018 and 2017, total amortization related to the discount amounted to $0 and $165,194, respectively. For the six months ended June 30, 2018 and 2017, total amortization relating to the discount amounted to $0 and $330,388, respectively, and is included in interest expense on the accompanying consolidated statements of operations.

7.	Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of the common shares issuable upon the exercise of stock options and warrants. Potentially dilutive common shares are excluded from the calculation if their effect is antidilutive. At June 30, 2018, there were options, including options to non-employees and non-directors, and warrants to purchase 1,188,392 and 86,250 shares of common stock, respectively, outstanding that could potentially dilute future net income (loss) per share. Because the Company had a net loss as of June 30, 2018, it is prohibited from including potential common shares in the computation of diluted per share amounts. Accordingly, the Company has used the same number of shares outstanding to calculate both the basic and diluted loss per share.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net (loss) attributable to SG Blocks	$(1,232,904)	$(1,705,672)	$(1,987,005)	$(2,396,002)

Net loss per share - basic and diluted:
Basic and diluted	$(.29)	$(3.15)	$(.47)	$(6.75)

Weighted average shares outstanding:
Basic and diluted	4,260,041	541,424	4,260,041	354,703

8.	Stock Options and Grants

A summary of stock option activity as of June 30, 2018 and changes during the six months then ended are presented below. The table includes options granted to employees and directors of the Company and does not include 50,000 options granted to a consultant during 2017:

	Shares	Weighted Average Fair Value Per Share	Weighted Average Exercise Price Per Share	Weighted Average Remaining Terms (in years)	Aggregate Intrinsic Value

Outstanding – December 31, 2017	888,392	$1.23	$3.86	9.15	$1,881,869
Granted	250,000	1.28	4.61	-	-
Exercised	-	-	-	-	-
Cancelled	-	-	-	-	-
Outstanding – June 30, 2018	1,138,392	$1.24	$4.03	8.90	$1,439,731

Exercisable – December 31, 2017	738,608	$1.22	$4.04	9.19	$1,435,515
Exercisable – June 30, 2018	838,549	$1.23	$4.02	8.75	$1,095,371

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2018 and 2017 (Unaudited)

8.	Stock Options and Grants (continued)

For the three months ended June 30, 2018 and 2017, the Company recognized stock-based compensation expense of $85,325 and $55,000, respectively. For the six months ended June 30, 2018 and 2017, the Company recognized stock-based compensation expense of $165,314 and $209,383, respectively. This expense is included in payroll and related expenses in the accompanying condensed consolidated statements of operations.

As of June 30, 2018, the Company had $363,259 of total unrecognized compensation costs related to non-vested stock options, which will be expensed over a weighted average period of 1.44 years. The intrinsic value is calculated as the difference between the fair value of the stock price at June 30, 2018 and the exercise price of each of the outstanding stock options. The fair value of the stock price at June 30, 2018 was $5.20 per share, based on the closing price of the Company’s stock as of June 29, 2018.

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

For the Six Months Ended June 30, 2018 and 2017 (Unaudited)

11.	Construction Backlog

The following represents the backlog of signed construction and engineering contracts in existence at June 30, 2018 and December 31, 2017, which represents the amount of revenue the Company expects to realize from work to be performed on uncompleted contracts in progress and from contractual agreements in effect at June 30, 2018 and December 31, 2017, respectively, on which work has not yet begun:

	June 30, 2018	December 31, 2017
Balance – beginning of period	$76,659,029	$541,291
New contracts and change orders during the period	30,061,551	81,179,323
Subtotal	106,720,580	81,720,614
Less: contract revenue earned during the period	(3,849,325)	(5,061,585)
Balance – end of period	$102,871,255	$76,659,029

Backlog at June 30, 2018 includes two large contracts entered into by the Company during the third quarter of 2017 and one during the first quarter of 2018 in the amounts of approximately $55 million, $15 million and $27 million, respectively. The Company expects that all of this revenue will be realized by December 31, 2020.

12.	Subsequent Events.

On July 24, 2018, the Compensation Committee approved an increase in annual base salary for Mr. Galvin and Mr. Shetty to $370,000 and $300,000, respectively, effective as of January 1, 2018. The Company has recognized the increase in base salaries as additional payroll and related expenses as reflected in the financial statements for the quarterly period ended June 30, 2018.

On July 26, 2018, based on the recommendation of the Compensation Committee of the Company’s Board of Directors (the “Board”), the full Board approved the adoption of a non-employee director compensation plan, pursuant to which the Company’s non-employee directors are to receive total annual compensation of $60,000 per year, consisting of (1) a $30,000 cash component and (2) a $30,000 equity component, which will be granted each year in conjunction with the Company’s annual meeting of stockholders.

The cash component is payable quarterly in advance and, beginning in the 2019 calendar year, each non-employee director may elect to receive the $30,000 in the form of RSUs, in either a $15,000 or $30,000 increment. In addition, the chairs of the audit committee and compensation committee and the lead independent director will receive an additional annual cash retainer in the amounts of $10,000, $7,500 and $10,000, respectively. In the event the Board forms a nominating and corporate governance committee, the chair of such committee will receive an annual cash retainer in the amount of $5,000. The cash component of the non-employee director compensation plan, including the additional retainers, is effective as of January 1, 2018. The Company has recognized the cash component of the non-employee director compensation plan as additional general and administrative expenses as reflected in the financial statements for the quarterly period ended June 30, 2018.

On July 26, 2018, pursuant to the equity component of the plan, the Company awarded 5,591 RSUs to each of the Company’s five non-employee directors serving as a director immediately after the Company’s 2018 annual meeting of stockholders held on June 1, 2018. These RSUs will vest on the earlier of July 26, 2019 or the date of the Company’s 2019 annual stockholder meeting, subject to accelerated vesting in the event of death or disability, and shall be payable six months after termination from the Board or death or disability.

On August 2, 2018, Sean M. McAvoy notified the Company of his resignation from the Board, effective immediately. There was no disagreement between Mr. McAvoy and the Company on any matter relating to the Company’s operations, policies or practices.

On August 10, 2018, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission, registering 622,726 shares of the Company’s common stock for resale by HCI; Mr. McAvoy is affiliated with HCI due to his role as the manager of Hillair Capital Management LLC, the investment adviser of HCI. The Company filed the registration statement to comply with certain registration obligations under the Certificate of Designation of Preferences, Rights and Limitations of the Series A Convertible Preferred Stock of SG Blocks, Inc., the Securities Purchase Agreement, dated June 30, 2016, between the Company and HCI and the Securities Purchase Agreement, dated November 17, 2016, between the Company and HCI. The registration statement is currently under review by the Securities and Exchange Commission.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction and Certain Cautionary Statements

As used in this Quarterly Report, unless the context requires otherwise, references to the “Company,” “we,” “us,” and “our” refer to SG Blocks, Inc. and its subsidiaries, as the context requires. The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with our condensed consolidated financial statements and related notes and schedules included elsewhere in this Quarterly Report on Form 10-Q. The unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with our audited consolidated financial statements and notes for the year ended December 31, 2017, which were included in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission on March 1, 2018 (the “2017 Form 10-K”).  Statements contained in this Quarterly Report on Form 10-Q may use forward-looking terminology, such as “anticipates,” “believes,” “could,” “estimates,” “may,” “should,” “will,” or other variations on these terms or their negatives. All statements other than statements of historical facts are statements that could potentially be forward-looking. The Company cautions that forward-looking statements involve risks and uncertainties and actual results could differ materially from those expressed or implied in these forward-looking statements or could affect the extent to which a particular objective, projection, estimate or prediction is realized.  Factors that could cause or contribute to such differences include, but are not limited to: general economic and financial conditions; our ability to generate income, effectively manage our growth and realize our backlog; competition in the markets in which we operate; the fluctuations in prices of the products we procure or distribute; availability of raw materials; the consolidation of our industry; our ability to adapt our products and services to industry standards and consumer preferences; our ability to expand into new geographic markets; product shortages and potential loss of relationships with key suppliers or subcontractors; the seasonality of the commercial and residential construction markets; the loss or potential loss of any significant customers; exposure to product liability and various other claims and litigation; our ability to attract and retain key employees; the credit risk from our customers; our ability to obtain additional financing on acceptable terms, if at all, or to obtain additional capital in other ways; an impairment of our goodwill; the impact of federal, state and local regulations, including changes to export laws and tax regulations; the cost of compliance with environmental, health and safety laws and other local building regulations; a disruption or breach in our IT systems; natural or man-made disruptions to our facilities and project sites; our ability to comply with the requirements of being a public company, including Nasdaq Capital Market listing requirements; fluctuations in the price of our common stock, including decreases in price due to sales of significant amounts of stock; and any factors discussed in “Part II—Item 1A. Risk Factors” to this Quarterly Report on Form 10-Q as well as our 2017 Form 10-K and other filings with the Securities and Exchange Commission.  In addition, certain information presented below is based on unaudited financial information. There can be no assurance that there will be no changes to this information once audited financial information is available. As a result, readers are cautioned not to place undue reliance on forward-looking statements. The Company will not undertake to update any forward-looking statement herein or that may be made from time to time on behalf of the Company.

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

Bankruptcy Proceedings

On October 15, 2015, the Company and its subsidiaries voluntarily filed for reorganization under Chapter 11 of the Bankruptcy Code, in the United States Bankruptcy Court for the Southern District of New York. The Plan of Reorganization became effective on June 30, 2016, whereupon the Company emerged from bankruptcy and implemented the terms of such plan. The Company applied fresh start accounting as of June 30, 2016.

Results of Operations

Six Months Ended June 30, 2018 and 2017

	Six Months Ended June 30,
	2018	2017
Revenue	$3,849,325	$1,606,327
Cost of revenue	(3,654,155)	(1,307,311)
Operating expenses	(2,187,943)	(1,442,490)
Operating loss	(1,992,773)	(1,143,474)
Other income (expense)	5,768	(1,252,528)
Net loss	$(1,987,005)	$(2,396,002)

Revenue

Revenue for the six months ended June 30, 2018 was $3,849,325 compared to $1,606,327 for the six months ended June 30, 2017. This increase of $2,242,998 resulted from revenue being recognized on additional projects that were in progress or completed during the six months ended June 30, 2018 as compared to June 30, 2017. Revenue in the six months ended June 30, 2018 included $1,800,000 from work in progress on a contract in the amount of approximately $5,600,000.

Cost of Revenue and Gross Profit

Cost of revenue was $3,654,155 for the six months ended June 30, 2018, primarily related to the cost of buying, modifying and installing containers. Gross profit was $195,170 for the same period.

Cost of revenue was $1,307,311 for the six months ended June 30, 2017, primarily related to the cost of buying, modifying and installing containers. Gross profit was $299,016 for the same period.

Gross profit percentage declined from approximately 19% for the six months ended June 30, 2017 to 5% for the six months ended June 30, 2018 primarily due to unanticipated site-related costs on a contract in the amount of approximately $5,600,000.

Payroll and Related Expenses

Payroll and related expenses were $978,029 and $635,598, respectively, for the six months ended June 30, 2018 and June 30, 2017. The increase from the 2017 period was due primarily to an increase in wages, taxes and benefits of $386,498 resulting from an increase in headcount, offset by a $44,069 decrease in stock-based compensation expense.

Other Operating Expenses

Other operating expenses include professional fees, marketing and business development, pre-project and depreciation and amortization expenses. During the six months ended June 30, 2018 and June 30, 2017, other operating expenses were $1,209,914 and $806,892, respectively. The increase was due primarily to an increase in professional fees of $244,364, including an increase in directors’ fees of $89,000, an increase in insurance costs of $28,616, an increase in marketing and business development costs of $112,402 and an increase in pre-project costs of $33,317 compared to the same period in 2017.

Interest Expense

There was no interest expense for the six months ended June 30, 2018. Interest expense for the six months ended June 30, 2017 was $330,388, which consisted primarily of the amortization of the discount on convertible debentures.

Other Income (Expense)

During the six months ended June 30, 2018, other income was $5,768, primarily due to a vendor refund of $5,764.

During the six months ended June 30, 2017, there was other income recognized due to a change in fair value of financial instruments of $96,327. There was other expense recognized due to the loss on the conversion of convertible debentures in the amount of $1,018,475.

Three Months Ended June 30, 2018 and 2017

	Three Months Ended June 30,
	2018	2017
Revenue	$2,305,797	$1,001,734
Cost of revenue	(2,274,225)	(855,947)
Operating expenses	(1,270,240)	(667,794)
Operating loss	(1,238,668)	(522,007)
Other income (expense)	5,764	(1,183,665)
Net loss	$(1,232,904)	$(1,705,672)

Revenue

Revenue for the three months ended June 30, 2018 was $2,305,797 compared to $1,001,734 for the three months ended June 30, 2017. This increase of $1,304,063 resulted from revenue being recognized on additional projects that were in progress or completed during the three months ended June 30, 2018 as compared to June 30, 2017. Revenue in the three months ended June 30, 2018 included $1,100,000 from work in progress on a contract in the amount of approximately $5,600,000.

Cost of Revenue and Gross Profit

Cost of revenue was $2,274,225 for the three months ended June 30, 2018, primarily related to the cost of buying, modifying and installing containers. Gross profit was $31,572 for the same period.

Cost of revenue was $855,947 for the three months ended June 30, 2017, primarily related to the cost of buying, modifying, and installing containers. Gross profit was $145,787 for the same period.

Gross profit percentage declined from approximately 15% for the three months ended June 30, 2017 to 1% for the three months ended June 30, 2018 primarily due to unanticipated site-related costs on a contract in the amount of approximately $5,600,000.

Payroll and Related Expenses

Payroll and related expenses were $572,612 and $292,550, respectively, for the three months ended June 30, 2018 and June 30, 2017. The increase from the 2017 period was due primarily to an increase in wages, taxes and benefits of $249,737 related to an increase in headcount and an increase of $30,325 in stock-based compensation expense.

Other Operating Expenses

Other operating expenses include professional fees, marketing and business development, pre-project and depreciation and amortization expenses. During the three months ended June 30, 2018 and June 30, 2017, other operating expenses were $697,628 and $375,244, respectively. The increase was due primarily to an increase in professional fees of $207,160, including an increase in directors’ fees of $89,000, an increase in insurance costs of $19,568, an increase in marketing and business development costs of $59,593 and an increase in pre-project costs of $37,492 compared to the same period in 2017.

Interest Expense

There was no interest expense for the three months ended June 30, 2018. Interest expense for the three months ended June 30, 2017 was $165,194, which consisted primarily of the amortization of the discount on convertible debentures.

Other Income (Expense)

During the three months ended June 30, 2018, other income was $5,764, primarily due to a vendor refund.

During the three months ended June 30, 2017, there was no other income recognized due to a change in fair value of financial instruments. There was other expense recognized due to the loss on the conversion of convertible debentures in the amount of $1,018,475.

Income Tax Provision

A 100% valuation allowance was provided against the deferred tax asset consisting of available net operating loss carryforwards and, accordingly, no income tax benefit was provided.

Impact of Inflation

The impact of inflation upon our revenue and income (loss) from continuing operations during each of the past two fiscal years has not been material to our financial position or results of operations for those years because we do not maintain any inventories that have costs affected by inflation.

Liquidity and Capital Resources

As of June 30, 2018 and December 31, 2017, we had an aggregate of $3,020,614 and $4,900,857, respectively, of cash and cash equivalents and short-term investments.

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

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, we have sustained losses since our emergence from bankruptcy. Our net loss from operations for the six months ended June 30, 2018 and 2017 was $1,987,005 and net cash used in operating activities was $1,876,463 for the six months ended June 30, 2018.

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

Cash Flow Summary

	Six Months Ended June 30,
	2018	2017
Net cash provided by (used in):
Operating activities	(1,876,463)	(243,195)
Investing activities	26,253	-
Financing activities	-	5,326,558
Net increase (decrease) in cash and cash equivalents	$(1,850,210)	$5,083,363

Operating activities used net cash of $1,876,463 in the six months ended June 30, 2018, and $243,195 in the six months ended June 30, 2017. Generally, our net operating cash flows fluctuate primarily based on changes in our profitability and working capital. Cash used for operating activities increased by $1,876,463 primarily due to loss from operations of $1,525,184, and $351,269 from changes in working capital driven primarily by reduction in accounts payable and billings in excess of costs.

Investing activities provided net cash of $26,253 in the six months ended June 30, 2018, and $0 in the six months ended June 30, 2017. Cash provided by investing activities increased by $26,253 from the corresponding period of the prior year primarily due to an increase in proceeds from short-term investments.

Financing activities provided net cash of $0 in the six months ended June 30, 2018, and $5,326,558 in the six months ended June 30, 2017. Cash provided by financing activities decreased by $5,326,558 primarily due to a decrease in proceeds from the issuance of common stock of $6,826,558 and a decrease in debt payments of $1,500,00 from the corresponding period of the prior year, both of which occurred in connection with the Public Offering.

We provide services to our customers in three separate phases: the design phase, the architectural and engineering phase and the construction phase. Each phase is independent of the other but builds through a progression of concept through delivery of a completed structure as one performance obligation. These phases may be embodied in a single contract or in separate contracts, which is typical of a design build process model. As of June 30, 2018, we had 16 projects totaling $102,871,255 under contract, which, if they all proceed to construction, will result in our constructing approximately 684,856 square feet of container space. Of these contracts, all sixteen projects totaling approximately 684,856 square feet were contracts combining all three phases or parts thereof and are considered as “construction services”. We expect that all of this revenue will be realized by December 31, 2020.

Backlog may fluctuate significantly due to the timing of orders or awards for large projects and is not necessarily indicative of future backlog levels or the rate at which backlog will be recognized as revenue. The increase in backlog of approximately $31.6 million from December 31, 2017 is primarily attributable to one large contract we entered into during the first quarter of 2018 for approximately $27.4 million.

There can be no assurance that our customers will decide to and/or be able to proceed with these construction projects, or that we will ultimately recognize revenue from these projects in a timely manner or at all.

Off-Balance Sheet Arrangements

As of June 30, 2018 and December 31, 2017, we had no material off-balance sheet arrangements other than operating leases to which the Company or its subsidiary is a party.

In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in its judgment, are normal and customary for companies in its industry sector. These agreements are typically with consultants and vendors. Pursuant to these agreements, we generally agree to indemnify, hold harmless and reimburse the other parties for losses suffered or incurred by such parties with respect to actions taken or omitted by the Company. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of June 30, 2018.

Critical Accounting Policies

Our condensed consolidated financial statements have been prepared using generally accepted accounting principles in the United States of America (“GAAP”), which require management to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that management believes to be reasonable. Actual results may differ from those estimates. Critical accounting policies represent the areas where more significant judgments and estimates are used in the preparation of our condensed consolidated financial statements. A discussion of such critical accounting policies, which include share-based payments, derivative instruments, goodwill, intangible assets and revenue recognition, can be found in our 2017 Form 10-K. On January 1, 2018, the Company adopted ASC Topic 606, “Revenue from Contracts with Customers”; for a discussion, see Note 3 of the Notes to Condensed Consolidated Financial Statements. There have been no other material changes in critical accounting policies from those disclosed in the 2017 Form 10-K.

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

EBITDA and Adjusted EBITDA have certain limitations. EBITDA and Adjusted EBITDA should not be considered as alternatives to net income (loss), or any other measures of financial performance derived in accordance with GAAP. These measures also should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items for which these non-GAAP measures make adjustments. Additionally, EBITDA and Adjusted EBITDA are not intended to be liquidity measures because of certain limitations, including, but not limited to:

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

The following is a reconciliation of EBITDA and Adjusted EBITDA to the nearest GAAP measure, net loss:

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Net loss	$(1,987,005)	$(2,396,002)
Addback interest expense	-	330,388
Addback depreciation and amortization	296,511	294,570
EBITDA (non-GAAP)	(1,690,494)	(1,771,044)
Addback loss on conversion of convertible debentures	-	1,018,475
Less change in fair value of financial instruments	-	(96,327)
Addback stock compensation expense	165,314	209,383
Adjusted EBITDA (non-GAAP)	$(1,525,180)	$(639,513)

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.	Controls and Procedures

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in “Part I—Item 1A. Risk Factors” in our 2017 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

EXHIBIT INDEX

Exhibit Number	Description
10.1+	Amendment No. 1 to the SG Blocks, Inc. Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on June 5, 2018).
10.2+	Form of Restricted Share Unit Agreement (Non-Employee Directors) (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on July 30, 2018).
31.1+	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS+	XBRL Instance Document.
101.SCH+	XBRL Taxonomy Extension Schema Document.
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB+	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Filed herewith.

*	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SG BLOCKS, INC.
(Registrant)

Date: August 14, 2018	By:	/s/ Mahesh S. Shetty
Mahesh S. Shetty President and Chief Financial Officer (Principal Financial and Accounting Officer)

