Form 10-Q
period 2018-09-30
SG BLOCKS, INC.
filed 2018-11-14
CIK 1023994

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Emerging growth company	☐
Smaller reporting company	☒

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

Yes ☒    No ☐

As of November 13, 2018, there were 4,260,041 shares of the registrant’s common stock, $0.01 par value, outstanding.

SG BLOCKS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SG BLOCKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,913,397	$4,870,824
Short-term investment	—	30,033
Accounts receivable, net	2,758,205	3,005,875
Costs and estimated earnings in excess of billings on uncompleted contracts	107,689	61,175
Prepaid expenses and other current assets	201,812	183,890
Total current assets	5,981,103	8,151,797

Property, plant and equipment, net	72,707	6,796
Goodwill	4,162,173	4,162,173
Intangible assets, net	2,591,215	3,028,247
Investment in and advances to equity affiliates	6,956	—
Total Assets	$12,814,154	$15,349,013

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,987,611	$2,148,091
Billings in excess of costs and estimated earnings on uncompleted contracts	2,081,740	1,673,048
Total current liabilities	4,069,351	3,821,139

Commitments and Contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $1.00 par value, 5,405,010 shares authorized; 0 issued and outstanding as of September 30, 2018 and December 31, 2017	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized; 4,260,041 issued and outstanding as of September 30, 2018 and December 31, 2017	42,601	42,601
Additional paid-in capital	17,586,945	17,304,529
Accumulated deficit	(8,832,298)	(5,819,256)
Total SG Blocks, Inc. stockholders' equity	8,797,248	11,527,874
Non-controlling interests	(52,445)	—
Total stockholders' equity	8,744,803	11,527,874
Total Liabilities and Stockholders’ Equity	$12,814,154	$15,349,013

The accompanying notes are an integral part of these condensed consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue:
Block sales	$—	$—	$42,799	$—
Construction services	2,033,769	1,326,005	5,307,168	2,728,462
Engineering services	49,056	68,947	582,183	272,817
Total	2,082,825	1,394,952	5,932,150	3,001,279

Cost of revenue:
Block sales	—	—	33,084	—
Construction services	1,764,030	1,242,113	5,056,971	2,375,139
Engineering services	93,955	54,942	422,085	229,227
Total	1,857,985	1,297,055	5,512,140	2,604,366

Gross profit	224,840	97,897	420,010	396,913

Operating expenses:
Payroll and related expenses	611,906	749,407	1,589,935	1,385,005
General and administrative expenses	557,078	324,794	1,538,441	1,048,853
Marketing and business development expense	133,378	56,343	311,965	122,529
Pre-project expenses	—	11,657	49,964	28,304
Total	1,302,362	1,142,201	3,490,305	2,584,691

Operating loss	(1,077,522)	(1,044,304)	(3,070,295)	(2,187,778)

Other income (expense):
Interest expense	—	—	—	(330,388)
Interest income	—	3	—	11
Other income	—	1,000	5,768	1,000
Loss on debt conversion	—	—	—	(1,018,475)
Change in fair value of financial instruments	—	—	—	96,327
Loss from equity affiliates	(960)	—	(960)	—
Total	(960)	1,003	4,808	(1,251,525)

Loss before income taxes	(1,078,482)	(1,043,301)	(3,065,487)	(3,439,303)
Income tax expense	—	—	—	—

Net loss	(1,078,482)	(1,043,301)	(3,065,487)	(3,439,303)
Less: Net loss attributable to non-controlling interests	(52,445)	—	(52,445)	—
Net loss attributable to common stockholders of SG Blocks, Inc.	$(1,026,037)	$(1,043,301)	$(3,013,042)	$(3,439,303)

Net loss per share attributable to SG Blocks, Inc. - basic and diluted:
Basic and diluted	$(0.24)	$(0.25)	$(0.71)	$(2.09)

Weighted average shares outstanding:
Basic and diluted	4,260,041	4,177,890	4,260,041	1,647,916

The accompanying notes are an integral part of these condensed consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES

IN STOCKHOLDERS' EQUITY (Unaudited)

	$0.01 Par Value Common Stock		Preferred	Additional Paid-in	Accumulated	SG Blocks Stockholders'	Non-controlling	Total Stockholders'
	Shares	Amount	Stock	Capital	Deficit	Equity	Interests	Equity

Balance – December 31, 2017	4,260,041	$42,601	$—	$17,304,529	$(5,819,256)	$11,527,874	$—	$11,527,874

Stock-based compensation	—	—	—	282,416	—	282,416	—	282,416

Net loss	—	—	—	—	(3,013,042)	(3,013,042)	(52,445)	(3,065,487)

Balance – September 30, 2018	4,260,041	$42,601	$—	$17,586,945	$(8,832,298)	$8,797,248	$(52,445)	$8,744,803

The accompanying notes are an integral part of these condensed consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2018	2017
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(3,065,487)	$(3,439,303)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	3,227	2,083
Amortization of discount on convertible debentures	—	330,388
Amortization of intangible assets	442,031	440,507
Interest income on short-term investment	(4)	(12)
Loss on conversion of convertible debentures	—	1,018,475
Change in fair value of financial instruments	—	(96,327)
Stock-based compensation	282,416	649,204
Loss on equity affiliates	960	—
Changes in operating assets and liabilities:
Accounts receivable	247,670	(122,679)
Costs and estimated earnings in excess of billings on uncompleted contracts	(46,514)	(25,875)
Prepaid expenses and other current assets	(17,922)	(4,453)
Inventory	—	9,445
Intangible assets	—	(28,820)
Accounts payable and accrued expenses	(160,480)	576,952
Billings in excess of costs and estimated earnings on uncompleted contracts	408,692	754,437
Deferred revenue	—	(72,788)
Net cash used in operating activities	(1,905,411)	(8,766)

Cash flows from investing activities:
Purchase of property, plant and equipment	(69,137)	(4,192)
Purchase of intangible asset	(5,000)	—
Proceeds from short-term investment	30,037	—
Investment in and advances to equity affiliates	(7,916)	—
Net cash used in investing activities	(52,016)	(4,192)

Cash flows from financing activities:
Proceeds from public stock offering, net of offering costs	—	7,062,194
Payments on convertible debentures	—	(1,500,000)
Net cash provided by financing activities	—	5,562,194

Net increase (decrease) in cash and cash equivalents	(1,957,427)	5,549,236

Cash and cash equivalents - beginning of period	4,870,824	549,100

Cash and cash equivalents - end of period	$2,913,397	$6,098,336

Supplemental disclosure of non-cash financing activities:
Conversion of convertible debentures to common stock	$—	$2,583,334
Conversion of preferred stock to common stock	$—	$1,801,670

The accompanying notes are an integral part of these condensed consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2018 and 2017 (Unaudited)

1.	Description of Business

SG Blocks, Inc. (the “Company”) provides two main products, both of which are used to meet the growing demand for safe and green commercial, industrial and residential building construction. The Company provides SG Blocks™, which are code engineered cargo shipping containers that the Company modifies for use in construction. Rather than consuming new steel and lumber, SG Blocks™ capitalize on the structural engineering and design parameters a shipping container must meet and repurposes them for use in building. These products offer the construction industry a safer, greener, faster, longer lasting and more economical alternative to conventional construction methods. The Company also provides purpose-built modules (“SGPBMs” and, together with SG Blocks™, “Modules”), which are prefabricated steel modular units created specifically for use in modular construction, unlike the shipping containers used to create SG Blocks™.

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

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2018 and 2017 (Unaudited)

2.	Summary of Significant Accounting Policies

Interim financial information – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, all adjustments, consisting of normal accruals, considered necessary for a fair presentation of the interim financial statements have been included. Results for the nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

The condensed consolidated financial statements and notes should be read in conjunction with the financial statements and notes for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission on March 1, 2018.

Basis of consolidation – The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, SG Building Blocks, Inc. and those entities in which it has a controlling interest. The Company consolidates entities that it controls due to ownership of a majority voting interest, and it consolidates variable interest entities “VIEs” when it has variable interests and is the primary beneficiary. The Company's share of earnings or losses of nonconsolidated affiliates is included in the Company's consolidated operating results using the equity method of accounting. All intercompany balances and transactions are eliminated. Certain prior period amounts have been reclassified to conform to the current period’s presentation.

The Company conducts some of its operations through joint ventures, which operate through partnerships, corporations, undivided interest and other business forms and are principally accounted for using the equity method of accounting. The joint ventures are characterized by a 50% or less, noncontrolling ownership or participation interest, with decision making and distribution of expected gains and losses typically being proportionate to the ownership or participation interest.

For unconsolidated partnerships and joint ventures, the Company generally recognizes its proportionate share of revenue, cost and profit in its Condensed Consolidated Statement of Operations and uses the one-line equity method of accounting on the Condensed Consolidated Balance Sheet. The Company’s investments in and advances to equity affiliates amounted to $6,956 and $0 as of September 30, 2018 and December 31, 2017, respectively, and are classified under “Investments in and advances to equity affiliates” on the Condensed Consolidated Balance Sheet. Sequential Modular Partners, LLC is a joint venture in which the Company has a 32% ownership interest.

In accordance with Accounting Standards Update (“ASU”) No. 2015-02, “Consolidation” (Topic 810) (“ASC 810”), the Company assesses joint ventures at inception to determine if any meet the qualifications of a VIE. The Company considers a partnership or joint venture a VIE if it has any of the following characteristics: (a) the total equity investment is not sufficient to permit the entity to finance its activities without additional subordinated financial support, (b) characteristics of a controlling financial interest are missing (either the ability to make decisions through voting or other rights, the obligation to absorb the expected losses of the entity or the right to receive the expected residual returns of the entity), or (c) the voting rights of the equity holders are not proportional to their obligations to absorb the expected losses of the entity and/or their rights to receive the expected residual returns of the entity, and substantially all of the entity’s activities either involve or are conducted on behalf of an investor that has disproportionately few voting rights. Upon the occurrence of certain events outlined in ASC 810, the Company reassesses its initial determination of whether the partnership or joint venture is a VIE.

The Company also performs a qualitative assessment of each VIE to determine if the Company is its primary beneficiary, as required by ASC 810. The Company concludes that it is the primary beneficiary and consolidates the VIE if the Company has both (a) the power to direct the economically significant activities of the entity and (b) the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to the VIE. The Company considers the contractual agreements that define the ownership structure, distribution of profits and losses, risks, responsibilities, indebtedness, voting rights and board representation of the respective parties in determining if the Company is the primary beneficiary. The Company also considers all parties that have direct or implicit variable interests when determining whether it is the primary beneficiary.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2018 and 2017 (Unaudited)

2.	Summary of Significant Accounting Policies (continued)

As required by ASC 810, management’s assessment of whether the Company is the primary beneficiary of a VIE is continuously performed.

In some cases, the Company is required to consolidate certain VIEs if it determines it is the primary beneficiary of the joint venture because it controls the activities that most significantly impact the economic performance of the entity. SG Residential, Inc. is a consolidated VIE because the total equity investment was nominal and not sufficient to permit the entity to finance its activities without additional subordinated financial support.

The Company applies the provisions of ASC 810-10-45, which establishes accounting and reporting standards for ownership interests in subsidiaries held by owners other than the parent, the amount of consolidated net earnings attributable to the parent and to the noncontrolling interests, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated.

As required by ASC 810-10-45, the Company has separately disclosed on the face of the Condensed Consolidated Statement of Operations for all periods presented the amount of net income (loss) attributable to the Company and the amount of net income (loss) attributable to noncontrolling interests. For the three and nine months ended September 30, 2018, net loss attributable to noncontrolling interests was $52,445. For the three and nine months ended September 30, 2018, no distributions paid to or capital contributions were recorded for noncontrolling interests.

Comprehensive Income

The Company follows Financial Accounting Standards Board (“FASB”) ASC 220.10, "Reporting Comprehensive Income." Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income (loss). Since the Company has no items of other comprehensive income, comprehensive income (loss) is equal to net income (loss).

Recently adopted accounting pronouncements

New accounting pronouncements implemented by the Company during the nine month period ended September 30, 2018 are discussed below or in the related notes, where appropriate.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASC 606”). ASC 606 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605)” (“ASC 605”) and requires entities to recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted ASC 606 as of January 1, 2018.

In accordance with ASC 606, the Company applied the modified retrospective method to those contracts which were not completed as of January 1, 2018. Under the modified retrospective method, the cumulative effect of applying the standard is recognized at the date of initial application. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts were not adjusted and continue to be reported in accordance with the Company’s historic accounting under ASC 605. In implementing ASC 606, the Company was required to recalculate the revenue earned on any work in process at the implementation date and to restate the revenue and cost of revenues as if ASC 606 had been followed from the inception of the contract.  In recalculating costs and revenue under ASC 606 guidelines, no material differences in the account balances were identified. Since material differences were not found, no retrospective analysis of account balance changes was required. See “Revenue recognition” below for further discussion regarding revenue from contracts with customers.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2018 and 2017 (Unaudited)

2.	Summary of Significant Accounting Policies (continued)

Recently issued accounting pronouncements not yet adopted

New accounting pronouncements requiring implementation in future periods are discussed below.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU No. 2016-02”). The update’s principal objective is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet. ASU 2016-02 continues to retain a distinction between finance and operating leases but requires lessees to recognize a right-of-use asset representing their right to use the underlying asset for the lease term and a corresponding lease liability on the balance sheet for all leases with terms greater than twelve months. The update is effective for fiscal years beginning after December 15, 2018. Early adoption is permitted for financial statements that have not been previously issued. In July 2018, the FASB issued ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements” (“ASU 2018-11”), which provides entities with an additional transition method. Under ASU 2018-11, entities have the option of recognizing the cumulative effect of applying the new standard as an adjustment to beginning retained earnings in the year of adoption while continuing to present all prior periods under previous lease accounting guidance. In July 2018, the FASB also issued ASU No. 2018-10, “Codification Improvements to Topic 842, Leases” (“ASU 2018-10”), which clarifies how to apply certain aspects of ASU 2016-02. We expect to adopt ASU 2016-02, ASU 2018-10 and ASU 2018-11 beginning January 1, 2019. The Company is currently evaluating the effects of ASU 2016-02 on the consolidated financial statements. The Company has no operating lease agreements as of September 30, 2018. Based on the current evaluation, the Company does not expect that ASU No. 2016-02 will have a material impact on the Company’s financial statements.

In January 2017, the FASB issued ASU No. 2017-04, “Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”), to simplify the test for goodwill impairment by removing Step 2. An entity will, therefore, perform the goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognizing an impairment charge for the amount by which the carrying amount exceeds the fair value, not to exceed the total amount of goodwill allocated to the reporting unit. An entity still has the option to perform a qualitative assessment to determine if the quantitative impairment test is necessary. The ASU is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted. Adoption of the ASU is on a prospective basis. Based on current evaluation, the Company does not expect that ASU No. 2017-04 will have a material impact on the Company’s financial statements

In February 2018, the FASB issued ASU No. 2018-02, “Income Statement — Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (“ASU 2018-02”), which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (“TCJA”), and requires certain disclosures about stranded tax effects. ASU 2018-02 is effective for us beginning January 1, 2019 (with early adoption permitted), and shall be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the corporate income tax rate in the TCJA is recognized.  The Company is currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.  Based on the current evaluation, the Company does not expect that ASU 2018-02 will have a material impact on the Company’s financial statements.

In June 2018, the FASB issued ASU No. 2018-07, “Compensation — Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting” (“ASU 2018-07”), which expands the scope of Topic 718 to include all share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 specifies that Topic 718 applies to all share-based payment transactions in which the grantor acquires goods and services to be used or consumed in its own operations by issuing share-based payment awards. ASU 2018-07 also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under ASC 606. ASU 2018-07 is effective for the Company beginning December 1, 2019, with early adoption permitted. The Company is currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, “Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”). This ASU amends ASC 820 to add, remove and modify certain disclosure requirements for fair value measurements. For example, public companies will now be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. ASU 2018-13 is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. Management does not expect the adoption of ASU 2018-13 to have a material impact on the Company’s financial position, results of operations or cash flow.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2018 and 2017 (Unaudited)

2.	Summary of Significant Accounting Policies (continued)

In August 2018, the Securities and Exchange Commission issued a final rule "Disclosure Update and Simplification". The final rule is intended to update existing disclosure requirements that have become redundant, duplicative, overlapping, outdated or superseded and to facilitate the disclosure of information to investors and simplify compliance without significantly altering the total mix of information provided to investors. Included in the final rule is a requirement to present changes in stockholders' equity in the Company's 10-Q filings. The final rule is effective for all filings made on or after November 5, 2018. The Securities and Exchange Commission is not objecting to filers deferring the presentation of changes in stockholders' equity in their quarterly reports on Form 10-Q until after the effective date. The presentation of stockholders' equity will be included in the Company's 2019 first quarter filing.

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

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2018 and 2017 (Unaudited)

2.	Summary of Significant Accounting Policies (continued)

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

Due to uncertainties inherent in the estimation process, it is possible that estimates of costs to complete a performance obligation will be revised in the near-term. For those performance obligations for which revenue is recognized using a cost-to-cost input method, changes in total estimated costs, and related progress toward complete satisfaction of the performance obligation, are recognized on a cumulative catch-up basis in the period in which the revisions to the estimates are made. When the current estimate of total costs for a performance obligation indicate a loss, a provision for the entire estimated loss on the unsatisfied performance obligation is made in the period in which the loss becomes evident. For the nine months ended September 30, 2018 and 2017, there were no changes in total estimated costs that had a significant impact to our operating results. In addition, for the nine months ended September 30, 2018 and 2017, there were no significant losses recognized.

Remaining Unsatisfied Performance Obligations

The Company’s remaining unsatisfied performance obligations (“RUPO”) as of September 30, 2018 represent the remaining transaction price of firm contracts for which work has not been performed and excludes unexercised contract options.  As of September 30, 2018, the aggregate amount of the transaction price allocated to RUPO was $102,839,646.

The Company expects to satisfy its RUPO as of September 30, 2018 over the following period:

Within 1 year	$19,302,904
1 to 2 years	63,794,582
Thereafter	19,742,160
Total Remaining Unsatisfied Performance Obligations	$102,839,646

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2018 and 2017 (Unaudited)

2.	Summary of Significant Accounting Policies (continued)

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

The following tables provide further disaggregation of the Company’s revenues by categories:

	Three Months Ended September 30,
Revenue by Customer Type	2018		2017	(1)
Multi-Family	$47,026	2%	$—	—
Office	445,992	22%	137,889	10%
Retail	955,667	46%	92,535	7%
School	602,641	29%	1,157,453	83%
Special Use	30,990	1%	2,159	—
Other	509	—	4,916	—
Total revenue by customer type	$2,082,825	100%	$1,394,952	100%

	Nine Months Ended September 30,
Revenue by Customer Type	2018		2017	(1)
Multi-Family	$257,840	4%	$—	—
Office	1,039,348	18%	1,111,171	38%
Retail	1,487,587	25%	312,999	10%
School	2,462,880	42%	1,525,168	51%
Special Use	667,074	11%	9,208	—
Other	17,421	—	42,733	1%
Total revenue by customer type	$5,932,150	100%	$3,001,279	100%

(1)	Prior period amounts have not been adjusted for the adoption of ASC 606 under the modified retrospective method.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2018 and 2017 (Unaudited)

2.	Summary of Significant Accounting Policies (continued)

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

Contract liabilities from construction and engineering contracts occur when amounts invoiced to our customers exceed revenues recognized under the cost-to-cost measure of progress. Contract liabilities additionally include advanced payments from our customers on certain contracts. Contract liabilities decrease as the Company recognizes revenue from the satisfaction of the related performance obligation. Contract liabilities are generally classified as current within the condensed consolidated balance sheet and labeled as “billings in excess of costs and estimated earnings on uncompleted contracts”.

Although the Company believes it has established adequate procedures for estimating costs to complete on open contracts, it is at least reasonably possible that additional significant costs could occur on contracts prior to completion. The Company periodically evaluates and revises its estimates and makes adjustments when they are considered necessary.

Impact of the Adoption of ASC 606 on Financial Statements

Prior to implementing ASC 606 on January 1, 2018, the Company’s methods for recognizing revenue were very similar to the current method under ASC 606.  The actual cost as a percent of total expected cost at completion was used to estimate the percentage completed on fixed price jobs. Furthermore, the process for allocating transaction price to performance obligations is also substantially similar to prior years. As a result, no material modifications were required to be made to our method of revenue recognition.

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

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2018 and 2017 (Unaudited)

2.	Summary of Significant Accounting Policies (continued)

Goodwill – The Company performs its impairment test of goodwill at the reporting unit level each fiscal year, or more frequently if events or circumstances change that would more likely than not reduce the fair value of its reporting unit below its carrying values. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount, including goodwill. If management concludes that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, management conducts a two-step quantitative goodwill impairment test. The first step of the impairment test involves comparing the fair value of the applicable reporting unit with its carrying value. If the carrying amount of the reporting unit exceeds the reporting unit’s fair value, management performs the second step of the goodwill impairment test. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill. The amount by which the carrying value of the goodwill exceeds its implied fair value, if any, is recognized as an impairment loss. The Company’s evaluation of goodwill completed during the year ended December 31, 2017 resulted in no impairment losses.

Intangible assets – Intangible assets consist of $2,766,000 of proprietary knowledge and technology, which is being amortized over 20 years, and $1,113,000 of customer contracts, which is being amortized over 2.5 years. In addition, intangible assets include trademarks of $28,820 and website of $5,000, which are being amortized over 5 years. The Company evaluated intangible assets for impairment during the year ended December 31, 2017 and determined that there were no impairment losses. The accumulated amortization as of September 30, 2018 and 2017 was $1,321,604 and $732,257, respectively. The amortization expense for the three months ended September 30, 2018 and 2017 was $147,399 and $147,316, respectively. The amortization expense for the nine months ended September 30, 2018 and 2017 was $442,031 and $440,507, respectively. The estimated remaining amortization expense for the successive five years is as follows:

For the year ending December 31,:
2018	$147,565
2019	145,064
2020	145,064
2021	145,064
2022	140,741
Thereafter	1,867,717
Total estimated amortization expense	$2,591,215

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

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2018 and 2017 (Unaudited)

2.	Summary of Significant Accounting Policies (continued)

The Company uses three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities.
Level 2	Quoted prices for similar assets and liabilities in active markets or inputs that are observable.
Level 3	Inputs that are unobservable (for example, cash flow modeling inputs based on assumptions).

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

Short-term investment: The Company had $30,033 in a short-term investment as of December 31, 2017, which was classified within Level 2 of the valuation hierarchy. During the nine months ended September 30, 2018, the investment was redeemed, and the proceeds are included in the cash balance at September 30, 2018.

Conversion option liabilities: The conversion option liabilities are measured at fair value using the Black-Scholes model and are classified within Level 3 of the valuation hierarchy. For fair value measurements categorized within Level 3 of the fair value hierarchy, the Company’s Chief Financial Officer, who reports to the Chief Executive Officer, determines the Company’s valuation policies and procedures. The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s Chief Financial Officer and are approved by the Chief Executive Officer. The Company had no conversion option liabilities outstanding at September 30, 2018.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities for the nine months ended September 30, 2017 that are measured at fair value on a recurring basis:

Nine Months Ended September 30, 2017
Beginning balance	$384,461
Aggregate fair value of conversion option liabilities issued	—
Change in fair value related to conversion of convertible debentures	(288,134)
Change in fair value of conversion option liabilities and warrants	(96,327)
Ending balance	$—

The Company presented the conversion option liabilities at fair value on its condensed consolidated balance sheets, with the corresponding changes in fair value recorded in the Company’s condensed consolidated statements of operations for the applicable reporting periods.

SG BLOCKS, INC. AND SUBSIDIARIES

 Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2018 and 2017 (Unaudited)

2.	Summary of Significant Accounting Policies (continued)

The calculation of the Black-Scholes model involved the use of the fair value of the Company’s common stock, estimated term, volatility, risk-free interest rates and dividend yield (if applicable). The Company developed the assumptions that were used as follows: the fair value of the Company’s common stock was obtained from the terms of the recapitalization of the Company, including the Exit Facility (defined below), which occurred concurrent with the Company’s emergence from bankruptcy protection, as well as publicly traded market prices of the Company’s common stock. The term represented the remaining contractual term of the derivative; the volatility rate was developed based on analysis of the Company’s historical stock price volatility and the historical volatility rates of several other similarly situated companies (using a number of observations that was at least equal to or exceeded the number of observations in the life of the derivative financial instrument at issue); the risk free interest rates were obtained from publicly available United States Treasury yield curve rates; and the dividend yield was zero because the Company has not historically paid dividends and does not expect to pay dividends in the foreseeable future.

Share-based payments – The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, the fair value of the award is measured on the grant date. The fair value amount is then recognized over the period services are required to be provided in exchange for the award, usually the vesting period. The Company recognizes stock-based compensation expense on a graded-vesting basis over the requisite service period for each separately vesting tranche of each award. Stock-based compensation expense to employees is reported within payroll and related expenses in the consolidated statements of operations. Stock-based compensation expense to non-employees is reported within marketing and business development expense in the consolidated statements of operations. For the nine month period ended September 30, 2018, the Company did not have any stock-based compensation expense to non-employees.

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

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2018 and 2017 (Unaudited)

2.	Summary of Significant Accounting Policies (continued)

Impact of the Tax Cuts and Jobs Act

The TCJA was enacted in the United States on December 22, 2017. Among other things, the TCJA lowered the corporate tax rate from 35.0% to 21.0% and imposed a one-time transition tax on unremitted earnings as of the end of 2017. The Securities and Exchange Commission issued Staff Accounting Bulletin No. 118, “Income Tax Accounting Implications of the Tax Cuts and Jobs Act” (“SAB 118”), to address the GAAP application of the TCJA. SAB 118 provides companies up to a year to finalize accounting for the impacts of the TCJA.

The Company recognized the income tax effects of the TCJA in its consolidated financial statements for the year ended December 31, 2017. During the three and nine months ended September 30, 2018, the Company did not have any provisional tax expense for foreign withholding taxes associated with the TCJA.

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

With respect to receivables, concentrations of credit risk are limited to a few customers in the construction industry. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers other than normal lien rights. At September 30, 2018 and December 31, 2017, 67% and 81%, respectively, of the Company’s accounts receivable were due from two customers.

Revenue relating to four customers represented approximately 11%, 14%, 29% and 26%, respectively, of the Company’s total revenue for the three months ended September 30, 2018. Revenue relating to one customer represented approximately 83% of the Company’s total revenue for the three months ended September 30, 2017. Revenue relating to one customer represented approximately 41% of the Company’s total revenue for the nine months ended September 30, 2018. Revenue relating to two customers represented approximately 51% and 25%, respectively, of the Company’s total revenue for the nine months ended September 30, 2017.

Cost of revenue relating to four and one vendors represented approximately 85% and 59%, respectively, of the Company’s total cost of revenue for the three months ended September 30, 2018 and 2017. Cost of revenue relating to one and two vendors represented approximately 52% and 77%, respectively, of the Company’s total cost of revenue for the nine months ended September 30, 2018 and 2017. The Company believes it has access to alternative suppliers, with limited disruption to the business, should circumstances change with its existing suppliers.

3.	Accounts Receivable

At September 30, 2018 and December 31, 2017, the Company’s accounts receivable consisted of the following:

	September 30, 2018	December 31, 2017
Billed:
Block sales	$—	$14,038
Construction services	2,228,939	2,652,496
Retainage receivable	543,417	373,576
Other receivable	753	—
Total gross receivables	2,773,109	3,040,110
Less: allowance for doubtful accounts	(14,904)	(34,235)
Total net receivables	$2,758,205	$3,005,875

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2018 and 2017 (Unaudited)

4.	Costs and Estimated Earnings on Uncompleted Contracts

Costs and estimated earnings on uncompleted contracts consisted of the following at September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Costs incurred on uncompleted contracts	$9,183,162	$3,681,965
Estimated earnings to date on uncompleted contracts	719,589	328,273
Gross contract assets	9,902,751	4,010,238
Less: billings to date	(11,876,802)	(5,622,111)
Net contract assets (liabilities)	$(1,974,051)	$(1,611,873)

The above amounts are included in the accompanying condensed consolidated balance sheets under the following captions at September 30, 2018 and December 31, 2017.

	September 30, 2018	December 31, 2017
Costs and estimated earnings in excess of billings on uncompleted contracts	$107,689	$61,175
Billings in excess of costs and estimated earnings on uncompleted contracts	(2,081,740)	(1,673,048)
Net contract assets (liabilities)	$(1,974,051)	$(1,611,873)

5.	Convertible Debentures

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

For the three months ended September 30, 2018 and 2017, no amortization was recorded related to the discount. For the nine months ended September 30, 2018 and 2017, total amortization relating to the discount amounted to $0 and $330,388, respectively, and is included in interest expense on the accompanying consolidated statements of operations.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2018 and 2017 (Unaudited)

6.	Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of the common shares issuable upon the exercise of stock options and warrants. Potentially dilutive common shares are excluded from the calculation if their effect is antidilutive. At September 30, 2018, there were options, including options to non-employees and non-directors, and warrants to purchase 1,188,392 and 86,250 shares of common stock, respectively, outstanding that could potentially dilute future net income (loss) per share. Because the Company had a net loss as of September 30, 2018, it is prohibited from including potential common shares in the computation of diluted per share amounts. Accordingly, the Company has used the same number of shares outstanding to calculate both the basic and diluted loss per share.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net loss attributable to common stockholders of SG Blocks, Inc.	$(1,026,037)	$(1,043,301)	$(3,013,042)	$(3,439,303)

Net loss per share - basic and diluted:
Basic and diluted	$(0.24)	$(0.25)	$(0.71)	$(2.09)

Weighted average shares outstanding:
Basic and diluted	4,260,041	4,177,890	4,260,041	1,647,916

7.	Stock Options and Grants

Stock Options – A summary of stock option activity as of September 30, 2018 and changes during the nine months then ended are presented below. The table includes options granted to employees and directors of the Company and does not include 50,000 options granted to a consultant during 2017:

	Shares	Weighted Average Fair Value Per Share	Weighted Average Exercise Price Per Share	Weighted Average Remaining Terms (in years)	Aggregate Intrinsic Value

Outstanding – December 31, 2017	888,392	$1.23	$3.86	9.15	$1,881,869
Granted	250,000	1.28	4.61	—	—
Exercised	—	—	—	—	—
Cancelled	—	—	—	—	—
Outstanding – September 30, 2018	1,138,392	$1.24	$4.03	8.65	$570,521

Exercisable – December 31, 2017	738,608	$1.22	$4.04	9.19	$1,435,515
Exercisable – September 30, 2018	890,602	$1.23	$4.01	8.53	$489,401

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2018 and 2017 (Unaudited)

7.	Stock Options and Grants (continued)

For the three months ended September 30, 2018 and 2017, the Company recognized stock-based compensation expense of $85,325 and $439,821, respectively, related to stock options. For the nine months ended September 30, 2018 and 2017, the Company recognized stock-based compensation expense of $250,639 and $649,204, respectively, related to stock options. This expense is included in payroll and related expenses in the accompanying condensed consolidated statements of operations.

As of September 30, 2018, the Company had $277,934 of total unrecognized compensation costs related to non-vested stock options, which will be expensed over a weighted average period of 1.24 years. The intrinsic value is calculated as the difference between the fair value of the stock price at June 30, 2018 and the exercise price of each of the outstanding stock options. The fair value of the stock price at September 30, 2018 was $4.00 per share, based on the closing price of the Company’s stock as of September 28, 2018.

Restricted Stock Units – Effective July 26, 2018, a total of 27,955 of restricted stock units were granted to the Company's non-employee directors, under the Company's stock-based compensation plan, at the fair value of $5.21 per share, which represents the closing price of the Company's common stock on the date of grant. Restricted stock units granted to directors in 2018 vest on the earlier of (A) the first anniversary of the date of the grant or (B) the date of the annual meeting of the Company's stockholders that occurs in the year immediately following the date of the grant; and are payable six months after the termination of the director from the Board or death or disability. For the three and nine months ended September 30, 2018, the Company recognized stock-based compensation of $31,777 related to restricted stock units. This expense is included in the payroll and related expenses in the accompanying condensed consolidated statement of operations.

8.	Warrants

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

9.	Stockholders’ Equity

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

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2018 and 2017 (Unaudited)

10.	Construction Backlog

The following represents the backlog of signed construction and engineering contracts in existence at September 30, 2018 and December 31, 2017, which represents the amount of revenue the Company expects to realize from work to be performed on uncompleted contracts in progress and from contractual agreements in effect at September 30, 2018 and December 31, 2017, respectively, on which work has not yet begun:

	September 30, 2018	December 31, 2017
Balance – beginning of period	$76,659,029	$541,291
New contracts and change orders during the period	32,112,767	81,179,323
Subtotal	108,771,796	81,720,614
Less: contract revenue earned during the period	(5,932,150)	(5,061,585)
Balance – end of period	$102,839,646	$76,659,029

Backlog at September 30, 2018 includes two large contracts entered into by the Company during the third quarter of 2017 and one contract during the first quarter of 2018 in the amounts of approximately $55 million, $15 million, and $27 million, respectively. The Company expects that all of this revenue will be realized by December 31, 2020.

11.	Commitments and Contingencies

Legal Proceedings – On or about August 10, 2018, Pizzarotti, LLC filed a complaint against the Company and Mahesh Shetty, the Company's President, and others seeking unspecified damages for an alleged breach of contract by the Company and another entity named Phipps & Co ("Phipps"). The lawsuit was filed as Pizzarotti, LLC. v. Phipps & Co., et al., Index No. 653996/2018 and commenced in the Supreme Court of the State of New York for the County of New York.

The claims against the company arise from an Assignment Agreement dated as of May 30, 2018 as between Pizzarotti, Phipps and the Company pursuant to which the Company intended to provide a letter of credit in exchange for an assignment of the proceeds from certain subcontracted work to be provided by Phipps to Pizzarotti. The Assignment Agreement was ultimately terminated and the Company returned all payments to Phipps. Notwithstanding the above, Pizzarotti has sued seeking damages for non-performance of the sub-contracted work and the return of a $500,000 payment to Phipps.

The Company believes that the Assignment Agreement was properly terminated and believes that the claims brought against the Company and Mr. Shetty have no merit. The Company intends to vigorously defend the litigation.

Litigation is subject to many uncertainties, and the outcome of this action is not predicted with assurance. The Company is currently unable to predict the possible loss or range of loss, if any, associated with the resolution of this litigation, and, accordingly, the Company has made no provision related to this matter in the condensed consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction and Certain Cautionary Statements

As used in this Quarterly Report, unless the context requires otherwise, references to the “Company,” “we,” “us,” and “our” refer to SG Blocks, Inc. and its subsidiaries. The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with our condensed consolidated financial statements and related notes and schedules included elsewhere in this Quarterly Report on Form 10-Q. The unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with our audited consolidated financial statements and notes for the year ended December 31, 2017, which were included in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission on March 1, 2018 (the “2017 Form 10-K”).  Statements contained in this Quarterly Report on Form 10-Q may use forward-looking terminology, such as “anticipates,” “believes,” “could,” “estimates,” “may,” “should,” “will,” or other variations on these terms or their negatives. All statements other than statements of historical facts are statements that could potentially be forward-looking. The Company cautions that forward-looking statements involve risks and uncertainties and actual results could differ materially from those expressed or implied in these forward-looking statements or could affect the extent to which a particular objective, projection, estimate or prediction is realized.  Factors that could cause or contribute to such differences include, but are not limited to: general economic and financial conditions; our ability to generate income, effectively manage our growth and realize our backlog; competition in the markets in which we operate; the fluctuations in prices of the products we procure or distribute; availability of raw materials; the consolidation of our industry; our ability to adapt our products and services to industry standards and consumer preferences; our ability to expand into new geographic markets; product shortages and potential loss of relationships with key suppliers or subcontractors; the seasonality of the commercial and residential construction markets; the loss or potential loss of any significant customers; exposure to product liability and various other claims and litigation; our ability to attract and retain key employees; the credit risk from our customers; our ability to obtain additional financing on acceptable terms, if at all, or to obtain additional capital in other ways; an impairment of our goodwill; the impact of federal, state and local regulations, including changes to export laws and tax regulations; the cost of compliance with environmental, health and safety laws and other local building regulations; a disruption or breach in our information technology systems; natural or man-made disruptions to our facilities and project sites; our ability to comply with the requirements of being a public company, including Nasdaq Capital Market listing requirements; fluctuations in the price of our common stock, including decreases in price due to sales of significant amounts of stock; and any factors discussed in “Part II—Item 1A. Risk Factors” to this Quarterly Report on Form 10-Q as well as our 2017 Form 10-K and other filings with the Securities and Exchange Commission.  In addition, certain information presented below is based on unaudited financial information. There can be no assurance that there will be no changes to this information once audited financial information is available. As a result, readers are cautioned not to place undue reliance on forward-looking statements. The Company will not undertake to update any forward-looking statement herein or that may be made from time to time on behalf of the Company.

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

We use two products. For our SG Blocks™ projects, we provide code engineered cargo shipping containers that we modify and deliver to meet the growing demand for safe and green construction. Rather than consuming new steel and lumber, we capitalize on the structural engineering and design parameters a shipping container must meet and repurpose them for use in building. For our SGPBM projects, we start with a design and customize an engineered steel structure to a customer plan and specifications, primarily to augment or complement a SG Blocks™ structure.

In the third quarter of 2018, we established SG Residential as a disruptive platform to allow new homebuyers and home builders to purchase container-based modular homes and connect them to a network of funding sources and down payment assistance programs. We will be the exclusive supplier of modular homes and have the right to appoint a majority of the directors of SG Residential and will manage its day-to-day operations.

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

Results of Operations

Nine Months Ended September 30, 2018 and 2017

	Nine Months Ended September 30,
	2018	2017
Revenue	$5,932,150	$3,001,279
Cost of revenue	(5,512,140)	(2,604,366)
Operating expenses	(3,490,305)	(2,584,691)
Operating loss	(3,070,295)	(2,187,778)
Other income (expense)	4,808	(1,251,525)
Net loss	$(3,065,487)	$(3,439,303)
Net loss attributable to common stockholders of SG Blocks, Inc.	$(3,013,042)	$(3,439,303)

Revenue

Revenue for the nine months ended September 30, 2018 was $5,932,150 compared to $3,001,279 for the nine months ended September 30, 2017. This increase of $2,930,871 resulted from revenue being recognized on additional projects that were in progress or completed during the nine months ended September 30, 2018 as compared to September 30, 2017. Revenue in the nine months ended September 30, 2018 included $2,460,000 from work in progress on a contract in the amount of approximately $5,600,000.

Cost of Revenue and Gross Profit

Cost of revenue was $5,512,140 for the nine months ended September 30, 2018, compared to $2,604,366 for the nine months ended September 30, 2017. This increase of $2,907,774 was primarily related to the cost of buying, modifying and installing containers due to additional projects that were in progress or completed during the nine months ended September 30, 2018 as compared to September 30, 2017.

Gross profit was $420,010 for the nine months ended September 30, 2018, compared to $396,913 for the nine months ended September 30, 2017. Gross profit margin declined from approximately 13% for the nine months ended September 30, 2017 to 7% for the nine months ended September 30, 2018 primarily due to unanticipated site-related costs on a contract in the amount of approximately $5,600,000.

Payroll and Related Expenses

Payroll and related expenses were $1,589,935 and $1,385,005, respectively, for the nine months ended September 30, 2018 and September 30, 2017. The increase from the 2017 period was due primarily to an increase in wages, taxes and benefits of $571,718, primarily from an increase in employee headcount, offset by a $366,788 decrease in stock-based compensation expense.

Other Operating Expenses

Other operating expenses include, among other things, professional fees, marketing and business development, pre-project and depreciation and amortization expenses. During the nine months ended September 30, 2018 and September 30, 2017, other operating expenses were $1,900,370 and $1,199,686, respectively. The increase was due primarily to an increase in professional fees of $286,000, including an increase in directors’ fees of $125,625, an increase in insurance costs of $29,245, an increase in marketing and business development costs of $189,436 and an increase in pre-project costs of $21,660 compared to the same period in 2017.

Interest Expense

There was no interest expense for the nine months ended September 30, 2018. Interest expense for the nine months ended September 30, 2017 was $330,388, which consisted primarily of the amortization of the discount on convertible debentures.

Other Income (Expense)

During the nine months ended September 30, 2018, other income was $4,808, primarily due to a vendor refund of $5,764 offset by loss from equity affiliates of $960.

During the nine months ended September 30, 2017, there was other income recognized due to a change in fair value of financial instruments of $96,327. There was other expense recognized due to the loss on the conversion of convertible debentures in the amount of $1,018,475.

Three Months Ended September 30, 2018 and 2017

	Three Months Ended September 30,
	2018	2017
Revenue	$2,082,825	$1,394,952
Cost of revenue	(1,857,985)	(1,297,055)
Operating expenses	(1,302,362)	(1,142,201)
Operating loss	(1,077,522)	(1,044,304)
Other income (expense)	(960)	1,003
Net loss	$(1,078,482)	$(1,043,301)
Net loss attributable to common stockholders of SG Blocks, Inc.	$(1,026,037)	$(1,043,301)

Revenue

Revenue for the three months ended September 30, 2018 was $2,082,825 compared to $1,394,952 for the three months ended September 30, 2017. This increase of $687,873 resulted from revenue being recognized on additional projects that were in progress or completed during the three months ended September 30, 2018 as compared to September 30, 2017. Revenue in the three months ended September 30, 2018 included $602,000 from work in progress on a contract in the amount of approximately $5,600,000.

Cost of Revenue and Gross Profit

Cost of revenue was $1,857,985 for the three months ended September 30, 2018, compared to $1,297,055 for the three months ended September 30, 2017. This increase of $560,930 was primarily related to unanticipated site-related costs on a contract in the amount of approximately $5,600,000.

Gross profit was $224,840 for the three months ended September 30, 2018, compared to $97,897 for the three months ended September 30, 2017. Gross profit margin increased from approximately 7% for the three months ended September 30, 2017 to 11% for the three months ended September 30, 2018 primarily due to higher margin projects that were in progress or completed during the three months ended September 30, 2018.

Payroll and Related Expenses

Payroll and related expenses were $611,906 and $749,407, respectively, for the three months ended September 30, 2018 and September 30, 2017. The decrease from the 2017 period was due primarily to a decrease of $322,000 in stock-based compensation expense, offset by an increase in wages, taxes and benefits of $185,000 related to an increase in employee headcount.

Other Operating Expenses

Other operating expenses include professional fees, marketing and business development, pre-project and depreciation and amortization expenses. During the three months ended September 30, 2018 and September 30, 2017, other operating expenses were $690,456 and $392,794, respectively. The increase was due primarily to an increase in professional fees of $181,000, including an increase in directors’ fees of $36,875, an increase in insurance costs of $630, an increase in marketing and business development costs of $77,035 and a decrease in pre-project costs of $11,657 compared to the same period in 2017.

Interest Expense

There was no interest expense for the three months ended September 30, 2018 and September 30, 2017.

Other Income (Expense)

During the three months ended September 30, 2018, there was a loss from equity affiliates of $960.

During the three months ended September 30, 2017, there was other income of $1,003, primarily from the sale of non-container evaluation service report stamps.

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

Liquidity and Capital Resources

As of September 30, 2018 and December 31, 2017, we had an aggregate of $2,913,397 and $4,900,857, respectively, of cash and cash equivalents and short-term investments.

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

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, we have sustained losses since our emergence from bankruptcy. Our net loss from operations for the nine months ended September 30, 2018 was $3,065,487 and net cash used in operating activities was $1,905,411 for the nine months ended September 30, 2018.

Prior to the Public Offering, our level of cash and operating margins were not enough to cover our existing fixed and variable obligations. In addition, our liquidity was not sufficient to fund general expansion. The proceeds from the Public Offering will be, and have been, used, in part, to fund anticipated growth, including a projected expansion in existing and targeted market areas.

We can provide no assurance that our plans will materialize or that we will be successful in funding estimated cash shortfalls through the proceeds from the Public Offering and ongoing revenue stream. We may also need to generate additional revenues or secure additional financing sources, such as debt or equity capital, to fund future growth, which financing may not be available on favorable terms or at all. We do not have any additional sources secured for future funding, and if we are unable to raise the necessary capital at the times we require such funding, we may need to materially change our business plan, including delaying implementation of aspects of such business plan or curtailing or abandoning such business plan altogether.

Cash Flow Summary

	Nine Months Ended September 30,
	2018	2017
Net cash provided by (used in):
Operating activities	(1,905,411)	(8,766)
Investing activities	(52,016)	(4,192)
Financing activities	—	5,562,194
Net increase (decrease) in cash and cash equivalents	$(1,957,427)	$5,549,236

Operating activities used net cash of $1,905,411 in the nine months ended September 30, 2018, and $8,766 in the nine months ended September 30, 2017. Generally, our net operating cash flows fluctuate primarily based on changes in our profitability and working capital. Cash used for operating activities increased by $1,896,645 primarily due to net loss from operations of $3,065,487 and $431,446 from changes in working capital driven primarily by decreases in accounts receivables and accounts payable.

Investing activities used net cash of $52,016 in the nine months ended September 30, 2018, and $4,192 in the nine months ended September 30, 2017. Cash used in investing activities increased by $47,824 from the corresponding period of the prior year primarily due to an increase in purchases in property, plant and equipment of $69,137 partially offset by an increase in proceeds from short-term investments of $30,037.

Financing activities provided net cash of $0 in the nine months ended September 30, 2018, and $5,562,194 in the nine months ended September 30, 2017. Cash provided by financing activities decreased by $5,562,194 primarily due to a decrease in proceeds from the issuance of common stock of $7,062,194 and a decrease in debt payments of $1,500,000 from the corresponding period of the prior year, both of which occurred in connection with the Public Offering.

We provide services to our customers in three separate phases: the design phase, the architectural and engineering phase and the construction phase. Each phase is independent of the other but builds through a progression of concept through delivery of a completed structure. These phases may be embodied in a single contract or in separate contracts, which is typical of a design build process model. As of September 30, 2018, we had 15 projects totaling $102,839,646 under contract, which, if they all proceed to construction, will result in our constructing approximately 676,336 square feet of container space. Of these contracts, all fifteen projects were contracts combining all three phases or parts thereof. We expect that all of this revenue will be realized by December 31, 2020.

Backlog may fluctuate significantly due to the timing of orders or awards for large projects and is not necessarily indicative of future backlog levels or the rate at which backlog will be recognized as revenue. The increase in backlog, net of revenue recognized, of approximately $26.4 million from December 31, 2017 is primarily attributable to one contract we entered into during the first quarter of 2018 of approximately $27.4 million.

There can be no assurance that our customers will decide to and/or be able to proceed with these construction projects, or that we will ultimately recognize revenue from these projects in a timely manner or at all.

Off-Balance Sheet Arrangements

As of September 30, 2018 and December 31, 2017, we had no material off-balance sheet arrangements to which we are a party.

In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector. These agreements are typically with consultants and vendors. Pursuant to these agreements, we generally agree to indemnify, hold harmless and reimburse the other parties for losses suffered or incurred by such parties with respect to actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of September 30, 2018.

Critical Accounting Policies

Our condensed consolidated financial statements have been prepared using generally accepted accounting principles in the United States of America (“GAAP”), which require management to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that management believes to be reasonable. Actual results may differ from those estimates. Critical accounting policies represent the areas where more significant judgments and estimates are used in the preparation of our condensed consolidated financial statements. A discussion of such critical accounting policies, which include share-based payments, derivative instruments, goodwill, intangible assets and revenue recognition, can be found in our 2017 Form 10-K. On January 1, 2018, the Company adopted ASC Topic 606, “Revenue from Contracts with Customers”; for a discussion of its impact on us, see Note 2 of the Notes to Condensed Consolidated Financial Statements. There have been no other material changes in critical accounting policies from those disclosed in the 2017 Form 10-K.

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

EBITDA and Adjusted EBITDA have certain limitations. EBITDA and Adjusted EBITDA should not be considered as alternatives to net income (loss) or any other measures of financial performance derived in accordance with GAAP. These measures also should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items for which these non-GAAP measures make adjustments. Additionally, EBITDA and Adjusted EBITDA are not intended to be liquidity measures because of certain limitations, including, but not limited to:

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

The following is a reconciliation of EBITDA and Adjusted EBITDA to the nearest GAAP measure, net loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss attributable to common stockholders of SG Blocks, Inc.	$(1,026,037)	$(1,043,301)	$(3,013,042)	$(3,439,303)
Addback interest expense	—	—	—	330,388
Addback depreciation and amortization	148,747	148,020	445,258	442,590
EBITDA (non-GAAP)	(877,290)	(895,281)	(2,567,784)	(2,666,325)
Addback loss on conversion of convertible debentures	—	—	—	1,018,475
Less change in fair value of financial instruments	—	—	—	(96,327)
Addback stock compensation expense	117,102	439,821	282,416	649,204
Adjusted EBITDA (non-GAAP)	$(760,188)	$(455,460)	$(2,285,368)	$(1,094,973)

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Management, with the participation of our Principal Executive Officer and Principal Financial Officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

The Principal Executive Officer and the Principal Financial Officer believe that the condensed consolidated financial statements and other information contained in this Quarterly Report on Form 10-Q present fairly, in all material respects, our business, financial condition and results of operations.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The information included in "Note 11 - Commitments and Contingencies" of the Company's condensed consolidated financial statements included elsewhere in this form 10-Q is incorporated by reference into this Item.

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
10.1**

Form of Restricted Share Unit Agreement (Non-Employee Directors) (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on July 30, 2018).

31.1+	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS+	XBRL Instance Document - the instance document does not appear in the Interactive Data File as the XBRL tags are embedded within the Inline XBRL document.
101.SCH+	XBRL Taxonomy Extension Schema Document.
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB+	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Filed herewith.

*	Furnished herewith.

**	Includes compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SG BLOCKS, INC.
(Registrant)

Date: November 14, 2018	By:	/s/ Mahesh S. Shetty
Mahesh S. Shetty President and Chief Financial Officer (Principal Financial and Accounting Officer)

