Form 10-K
period 2018-12-31
SG BLOCKS, INC.
filed 2019-03-29
CIK 1023994

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 001-38037

SG BLOCKS, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-4463937
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

195 Montague Street, 14th Floor, Brooklyn, NY	11201
(Address of principal executive offices)	(Zip Code)

(646) 240-4235

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Common Stock, par value $0.01 per share	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No  ☒

The aggregate market value of the common stock held by non-affiliates of SG Blocks, Inc. as of June 29, 2018 was approximately $18,446,674.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☒     No  ☐

As of March 20, 2019, the issuer had a total of 4,260,041 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2019 annual meeting of stockholders are incorporated by reference in Part III of this report.

SG BLOCKS, INC.

FORM 10-K

PART I

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K  (the “Annual Report”) are “forward-looking statements” regarding the plans and objectives of management for future operations.  Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of ours to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties.  Our plans and objectives are based, in part, on assumptions involving judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control.   Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth in this report under the headings “Business”, “Risk Factors” and “Management’s  Discussion and Analysis of Financial Condition and Results of Operations” and the following:

●	general economic, political and financial conditions, both in the United States and internationally;

●	our ability to obtain additional financing on acceptable terms, if at all, or to obtain additional capital in other ways;

●	our ability to increase sales, generate income, effectively manage our growth and realize our backlog;

●

competition in the markets in which we operate, including the consolidation of our industry, our ability to expand into and compete in new geographic markets and our ability to compete by protecting our proprietary manufacturing process;

●	a disruption or cybersecurity breach in our or third-party suppliers’ information technology systems;

●	our ability to adapt our products and services to industry standards and consumer preferences and obtain general market acceptance of our products;

●	product shortages and the availability of raw materials, and potential loss of relationships with key vendors, suppliers or subcontractors;

●	the seasonality of the construction industry in general, and the commercial and residential construction markets in particular;

●	a disruption or limited availability with our third party transportation vendors;

●	the loss or potential loss of any significant customers;

●	exposure to product liability, including the possibility our liability for estimated warranties may be inadequate, and various other claims and litigation;

●	our ability to attract and retain key employees;

●	our ability to attract private investment for sales of product, the credit risk from our customers and our customers’ ability to obtaining third-party financing if and as needed;

●	an impairment of goodwill;

●

the impact of federal, state and local regulations, including changes to international trade and tariff policies, and the impact of any failure of any person acting on our behalf to comply with applicable regulations and guidelines;

●	costs incurred relating to current and future legal proceedings or investigations;

●	the cost of compliance with environmental, health and safety laws and other local building regulations;

●	our ability to utilize our net operating loss carryforwards and the impact of changes in the United States’ tax rules and regulations;

●	dangers inherent in our operations, such as natural or man-made disruptions to our facilities and project sites, and the adequacy of our insurance coverage;

●	our ability to comply with the requirements of being a public company, including Nasdaq Capital Market listing requirements;

●	fluctuations in the price of our common stock, including decreases in price due to sales of significant amounts of stock;

●

potential dilution of the ownership of our current stockholders due to, among other things, public offerings or private placements by the Company or issuances upon the exercise of outstanding options or warrants and the vesting of restricted stock units;

●	the ability of our principal stockholders, management and directors to potentially exert control due to their ownership interest;

●	any ability to pay dividends in the future;

●	potential negative reports by securities or industry analysts regarding our business or the construction industry in general;

●	Delaware law provisions discouraging, delaying or preventing a merger or acquisition at a premium price;

●	our ability to remain listed on the Nasdaq Capital Market and the possibility that our stock will be subject to penny stock rules; and

●	our classification as a smaller reporting company resulting in, among other things, a potential reduction in active trading of our common stock or increased volatility in our stock price.

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

ITEM 1.      BUSINESS.

History and Company Overview

We are one of the leading design and construction services firms using code-engineered cargo shipping containers for safe and sustainable construction. We redesign, repurpose and convert heavy-gauge steel cargo shipping containers into SGBlocks™, which are safe green building blocks for commercial, industrial, and residential building construction. We also use purpose-built modules, or prefabricated steel modular units customized for use in modular construction (“SGPBMs” and, together with SGBlocks™, “Modules”), primarily to augment or complement an SGBlocks™ structure. Our core customer base is comprised of architects, landowners, builders and developers who use our Modules in commercial and residential structures. Our operating model combines product design and outsourcing of the modifications and finish out of Modules using proprietary algorithms developed by the Company to produce and deliver Modules across the country. We believe this combination enables us to generate economies of scale while maintaining high customer service levels in the environmentally-friendly construction space.

The Company was originally known as CDSI Holdings, Inc., a Delaware corporation incorporated on December 29, 1993. On November 4, 2011, CDSI Merger Sub, Inc., the Company’s wholly-owned subsidiary, completed a reverse merger with and into SG Building Blocks, Inc. (“SG Building”), with SG Building surviving the reverse merger. The Company primarily conducts its current operations through SG Building. Prior to the Company’s emergence from bankruptcy in June 2016, the Company’s common stock was quoted on the OTC Bulletin Board. In June 2017, we completed a public offering of our New Common Stock (as defined below), which currently trades on the Nasdaq Capital Market under the symbol “SGBX.” See below under “Our Emergence from Bankruptcy” and “Public Offering of Common Stock.”

Description of Business

SGB fabricates Modules for construction of buildings using either SGBlocks™, which are modified cargo shipping containers for use in construction, or SGPBMs, which are prefabricated steel modular units customized for use in modular construction primarily to augment or complement a SGBlocks™ structure.

When using SGBlocks™, we take existing steel shipping containers and repurpose them into modules that can be stacked, arranged, or configured to fit most structural applications. The use of these repurposed shipping containers allows architects, builders, and owners more design flexibility and greater construction efficiency than traditional methods of construction. SGBlocks™ also have a particular application in meeting safe, affordable and sustainable housing needs, especially in hurricane- and earthquake-prone areas.

When using SGPBMs, we customize an engineered steel structure to meet customer design and specifications, primarily to augment or complement a SGBlocks™ structure.

Our product is generally stronger, more durable, environmentally sensitive, and erected in less time than traditional construction methods. The use of the SGBlocks™ building structure typically provides between four to six points towards the Leadership in Energy and Environmental Design (“LEED”) certification levels, including reduced site disturbance, resource reuse, recycled content, innovation in design and use of local and regional materials. Due to the ability of SGBlocks™ to satisfy such requirements, we believe the Company is a leader in environmentally sustainable construction.

We have three core product offerings. First, we offer GreenSteel™ modules, which are the structural core and shell of an SGBlocks™ building. We procure the containers, engineer required openings with structural steel enforcements, paint the SGBlocks™ and then deliver them on-site, where the customer or a customer’s general contractor will complete the entire finish out and installation. In our second offering, we replicate the process to create the GreenSteel™ product and, in addition, install selected materials, finishes and systems at an SGB-licensed facility and deliver SGBlocks™ pre-fabricated containers to the site for a third party licensed general contractor to complete the final finish out and installation. Finally, our third offering is the completely fabricated and finished SGBlocks™ building, including erecting the final unit on site and completing any other final steps. The building is ready for occupancy and/or use as soon as we complete the installation. Construction administration and/or project management services are typically included in all our product offerings.

SGB’s process when using SGPBMs is generally the same as using SGBlocks™, except that such SGPBMs are built specifically for use in modular construction, unlike the shipping containers repurposed and modified for use in construction.

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

We use a platform model, which enables us to leverage our technology and processes and maintain low overhead costs by partnering with third parties to reduce risks along the supply chain and optimize our offerings to our customers. Specifically, we outsource some or all of the following: architectural and engineering services, fabrication services, modular finish out, installation services and logistics services. This allows us to operate with relatively low fixed costs and gives us flexibility to scale our business in response to demand.

In the third quarter of 2018, we formed SG Residential, Inc., a Delaware corporation (“SG Residential”) and a wholly owned subsidiary, a disruptive platform to allow new homebuyers and home builders to purchase container-based modular homes and connect them to a network of funding sources and down payment assistance programs.

ESR Approval

In April 2017, the ICC Evaluation Service, LLC (“ICC-ES”) granted SGB an Evaluation Service Report (“ESR”) for the SGBlocks™ structural building materials; we believe we are the first modular building company to receive such certification. The Company’s ESR indicates that the ICC-ES recognizes the suitability and technical capabilities of the SGBlocks™ structural building materials for use in compliance with the International Building Code and Residential Code, the California Building Code and Residential Code, and the Florida Building Code—Building and Residential. We believe our ESR will significantly expedite reviews and approvals by state and local building departments, help the SGBlocks™ concept gain wider acceptance in the construction industry and open up licensing opportunities internationally. We also believe the ESR will make it more difficult for other companies in the industry to compete with us because the quality control and design acceptance criteria are specific to SGB and our associated facilities.

SGB’s ESR is site-specific; therefore, only the inspected and approved facilities can place the ICC-ES mark on the containers. We currently source or fabricate our SGBlocks™ from 18 facilities located throughout the continental United States. The ICC-ES has currently approved six of these facilities to place the ICC-ES medallion and SGB will seek ICC-ES approval for additional facilities on an as needed basis. Each of these facilities undergo an annual inspection by ICC-ES. In 2018, each of these facilities was re-certified by ICC-ES. All SGBlocks™   manufactured at these facilities have an ESR medallion that validates the quality control process.

Because our ESR does not cover SGPBMs, this certification does not extend to buildings constructed using SGPBMs.

Target Markets

SGB targets its products and services within the new construction market in the United States. Our Modules have a particular application in a number of segments, including:

●	Single-Family and Multi-Family Housing

●	Restaurants and Quick Service Restaurants (QSR)

●	Military

●	Education/Student Housing

●	Equipment Enclosures and Stacking Solutions

●	Office and Commercial

●	Hospitality and Entertainment

●	Athletic facilities and support structures

In addition, future target markets for expansion of our products and services include data centers, warehouse/public storage, reclamation/drop off centers and medical.

Our Competitive Strengths

Although the construction industry is highly competitive, we are committed to educating the real estate community on the benefits of our technology and positioning our product as complementary to the strategy of developers, rather than as competition. We may compete for building opportunities with regional, national and international builders that possess greater financial, marketing and other resources than we do, and competition within the general construction industry may increase if there is future consolidation in the land development and construction industry or from new building technologies that could arise. Within the modular building space, we compete against a small number of companies providing modular-building services. The principal competitive factors in our business include, but are not limited to, the availability of building materials; technical product knowledge and expertise; previous experience in modular construction; consulting or other service capabilities; pricing of products; and the marketability of our ESR within the structural building space.

We believe we can distinguish ourselves from our competitors on the basis of our exclusive access to inventory, our ESR, quality, cost and construction time. Our buildings are constructed through the connection of Modules into structures, which we believe exceed traditional construction quality. Our construction method is typically less expensive than traditional construction methods, particularly in urban locations and multi-story projects, and construction time is also generally reduced by using our construction method, reducing both construction and soft costs substantially. SGBlocks™ are designed to be hurricane-, tornado- and earthquake-resistant and able to withstand harsh climate conditions. The flexibility and the stack-ability of our Modules allows architects, developers and owners to design Modules to meet their specific needs. In addition, our management team has a breadth of knowledge in the modular building industry with a combined 130 years of experience. Our experience in a wide range of construction applications, including office, enclosures, residential, commercial, QSR, experiential and restaurant applications, gives us an advantage over our competition through the use of market-based prototypes.

Our Customers

We market to a broad customer base, comprised primarily of contractors, home builders, building owners and other resellers across the continental United States and Canada. However, concentrations of credit risk are limited to a few customers. At December 31, 2018 and 2017, 76% and 81%, respectively, of the Company’s accounts receivable were due from two customers. Revenue relating to three and two customers represented approximately 66% and 80% of the Company’s total revenue for the years ended December 31, 2018 and 2017, respectively.

Our Suppliers

Although the primary use of shipping containers is for transportation, when constructing SGBlocks™ we use standard materials to modify the container shell structure and finish out the modules. We utilize the same suppliers and materials used by conventional construction. Materials such as windows, doors, insulation mechanical systems, electrical systems and other such supplies are all off-the-shelf materials and equipment commonly available and used in the industry.

One of the main suppliers for our containers is ConGlobal Industries, Inc. (“ConGlobal”) with whom SGB has an exclusive 10-year Collaboration and Supply Agreement (the “ConGlobal Agreement”) through May 14, 2024. ConGlobal is one of the largest depot operators in the United States. This arrangement provides SGB with a reliable source of supply of certified shipping containers. The ConGlobal Agreement provides that ConGlobal will not supply shipping containers modified for building purposes to any entity competing with SGB during the term of the agreement. The Company believes it has access to alternative suppliers, with limited disruption to the business, should circumstances change with its existing suppliers.

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

Intellectual Property

We operate under our United States registered trademarks “SGBlocks” and “GreenSteel” and our trademarked “SG” logo.

In addition, SGB has a United States patent application pending directed to a system and method for conversion of intermodal shipping containers to universal building modules. Specifically, the application relates to prefabricated modular construction of a structure utilizing converted shipping containers.

SGB has also submitted a United States patent application for a portable blast containment and security checkpoint device intended for use at public events.

The two applications described above are pending examinations by the United States Patent and Trademark Office. Furthermore, there can be no assurances that the applications will mature into issued patents or, if they do mature into issued patents, that any claims that may be allowed will provide sufficient protection to exclude competitors from the market.

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

Employees

As of December 31, 2018, SGB directly employed twelve full-time employees and engaged outside professional firms and subcontractors to deliver projects to customers.

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

ITEM 1A.      RISK FACTORS.

Risks Relating to the Company

If we are not successful in our efforts to increase sales or raise capital, we could experience a shortfall in cash over the next twelve months, and our ability to obtain additional financing on acceptable terms, if at all, may be limited.

On December 31, 2018 and 2017, we had cash and cash equivalents and a short-term investment, collectively, of $1,368,395 and $4,900,857, respectively. However, during the fiscal years ended December 31, 2018 and 2017, we reported a net loss of $4,844,021 and $4,512,680, respectively, and used $3,452,234 and $1,242,107 of cash for operations, respectively. If we are not successful with our efforts to increase revenue, we could experience a shortfall in cash over the next twelve months. If there is a shortfall, we may be forced to reduce operating expenses, among other steps, all of which would have a material adverse effect on our operations going forward.

We may also seek to obtain debt or additional equity financing to meet any cash shortfalls. The type, timing and terms of any financing we may select will depend on, among other things, our cash needs, the availability of other financing sources and prevailing conditions in the financial markets. However, there can be no assurance that we will be able to secure additional funds if needed and that, if such funds are available, the terms or conditions would be acceptable to us. If we are unable to secure additional financing, further reduction in operating expenses might need to be substantial in order for us to ensure enough liquidity to sustain our operations. Any equity financing would be dilutive to our stockholders. If we incur debt, we will likely be subject to restrictive covenants that significantly limit our operating flexibility and require us to encumber our assets. If we fail to raise sufficient funds and continue to incur losses, our ability to fund our operations, take advantage of strategic opportunities, or otherwise respond to competitive pressures will be significantly limited. Any of the above limitations could force us to significantly curtail or cease our operations, and you could lose all of your investment in our common stock. These circumstances have, in the past, raised substantial doubt about our ability to continue as a going concern, and continued cash losses may risk our status as a going concern. Our consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

We have incurred net losses in prior periods, and there can be no assurance that we will generate income in the future, or that we will be able to successfully achieve or maintain our growth strategy.

Our ability to achieve profitability will depend upon our ability to generate and sustain substantially increased revenues. We may continue to incur operating losses in the future as we execute our growth strategy. We intend to make significant expenditures related to marketing, hiring of additional personnel and development of our technology and infrastructure. The likelihood that we will generate net income in the future must be considered in light of the difficulties facing the construction industry as a whole, economic conditions and the competitive environment in which we operate. Our operating results for future periods are subject to numerous uncertainties, and we may not achieve sufficient revenues to sustain or increase profitability. In addition, we may be unable to successfully achieve or maintain our growth strategy, including our ability to expand into new geographic markets.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.

We are subject to the reporting and corporate governance requirements of the Exchange Act, the listing requirements of the Nasdaq Capital Market and other applicable securities rules and regulations, including the Sarbanes-Oxley Act and the Dodd-Frank Act. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. Among other things, the Exchange Act requires that we file annual, quarterly and current reports with respect to our business and results of operations and maintain effective disclosure controls and procedures and internal control over financial reporting. In order to continue to maintain our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business, financial condition, results of operations and prospects. We also may need to further expand our legal and finance departments in the future, which will increase our costs and expenses.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expense and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies, regulatory authorities may initiate legal proceedings against us and our business and prospects may be harmed. As a result of disclosure of information in the filings required of a public company, our business and financial condition are more visible, which may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business, financial condition, results of operations and prospects could be harmed, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and harm our business, financial condition, results of operations and prospects.

The issuance of shares of our common stock upon the exercise of outstanding options, warrants and restricted stock units may dilute the percentage ownership of the then-existing stockholders and may make it more difficult to raise additional equity capital.

As of December 31, 2018, there are outstanding options and warrants to purchase 1,155,059 and 86,250 shares of common stock, respectively, in addition to 22,364 unvested restricted stock units. The exercise of such options and warrants and the vesting of restricted stock units would dilute the then-existing stockholders’ percentage ownership of our stock, and any sales in the public market of common stock underlying such securities could adversely affect prevailing market prices for the common stock. Moreover, the terms upon which we would be able to obtain additional equity capital could be adversely affected because the holders of our options and warrants can be expected to exercise them at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable to us than those provided by such securities.

We are dependent on the services of key personnel, and the unexpected loss of their services may adversely affect our operations.

Our success depends highly upon the personal efforts and abilities of our senior management team, specifically the efforts of Paul M. Galvin, our Chief Executive Officer, Mahesh S. Shetty, our President and Chief Financial Officer, Stevan Armstrong, our Chief Technology Officer, and Scott Hill, our Vice President of Operations. The Company has entered into employment agreements with Messrs. Galvin, Armstrong, Cross and Shetty. The employment agreements with Messrs. Galvin, Shetty and Armstrong each provide for two-year terms, with automatic renewal after the end of such term. The loss of the services of one or more of these individuals could have a material adverse effect on our business.  Our ability to achieve profitability and generate increased revenue will depend upon our ability to retain, and, if necessary, attract experienced management personnel.

The loss of one or a few customers could have a material adverse effect on us.

A few customers have in the past, and may in the future, account for a significant portion of our revenues in any one year or over a period of several consecutive years. For example, in 2018, approximately 66% of our revenue was generated from three customers. Although we have contractual relationships with many of our significant customers, our customers may unilaterally reduce or discontinue their contracts with us at any time. The loss of business from a significant customer could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

An impairment of goodwill could have a material adverse effect on our financial condition and results of operations.

As December 31, 2018, we had $4,162,173 of goodwill. We perform an impairment test of our goodwill annually during the fourth quarter of our fiscal year or when events occur or circumstances change that would more-likely-than-not indicate that goodwill might be impaired. Factors that may be considered a change in circumstances, indicating that the carrying value of our goodwill may not be recoverable, include a decline in stock price and market capitalization, reduced future cash flow estimates and slower growth rates in our industry. Our annual impairment tests resulted in no impairment of goodwill during fiscal 2018 and 2017. However, deterioration in estimated future cash flows in our reporting unit could result in future goodwill impairment. Changes to our business strategy, changes in industry or market conditions, changes in operating performance or other indicators of impairment could cause us to record a significant impairment charge during the period in which the impairment is determined, negatively impacting our results of operations and financial position.

We currently are, and may in the future be, subject to legal proceedings or investigations, the resolution of which could negatively affect our profitability and cash flows in a particular period.

The nature of our operations exposes us to possible litigation claims, including disputes relating to our operations and commercial and contractual arrangements. Although we make every effort to avoid litigation, these matters are not totally within our control. We will contest these matters vigorously and will make insurance claims where appropriate, but because of the uncertain nature of litigation and coverage decisions, we cannot predict the outcome of these matters. The costs associated with litigation matters could have a material adverse effect on our financial condition and profitability. In addition, our profitability or cash flow in a particular period could be affected by an adverse ruling in any litigation currently pending in the courts or by litigation that may be filed against us in the future. We are also subject to environmental and other government regulation, which could result in administrative proceedings in the future. For additional information, see “Item 3. Legal Proceedings.”

Risks Relating to our Business and Industry

We depend on the availability and skill of subcontractors, their willingness to work with us, and their selection of, and ability to obtain, suitable and quality building materials.

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

We may have difficulty protecting our proprietary manufacturing processes, which could adversely affect our ability to compete.

We use a proprietary manufacturing process that allows us to be code-compliant in our SGBlocks™ product. Such manufacturing process is unique to the construction industry and is important to ensure our continued success, and we cannot assure you that our efforts to protect our proprietary rights will be sufficient or effective. If other companies replicate our methodology, we could lose our competitive advantage. In addition, we currently have one patent application pending for the system and method for conversion of intermodal shipping containers to universal building modules. Specifically, the present invention relates to pre-fabricated modular construction of a structure utilizing converted shipping containers. We have also submitted a United States patent application for a portable blast containment checkpoint device intended for use at public events. Any pending or future patent or trademark applications may not lead to issued patents and registered trademarks in all instances. We also cannot be assured that the scope of any patents issued in the future will be sufficiently broad to offer meaningful protection. Others may develop or patent similar or superior technologies, products or services, and our intellectual property rights may be challenged, invalidated, misappropriated or infringed by others. If we are unable to protect and maintain our intellectual property rights, or if there are any successful intellectual property challenges or infringement proceedings against us, our business and revenue could be materially and adversely affected.

Expansion of our operations may strain resources, and our failure to manage growth effectively could adversely impact our operating results and harm our ability to attract and retain key personnel.

Increased orders for our Modules have placed, and may continue to place, a strain on our operational, financial, and managerial resources and personnel. In addition, execution of our growth strategy will require further substantial capital and effective planning. Significant rapid growth on top of our current operations could greatly strain our internal resources, leading to a lower quality of customer service, reporting problems, and delays, resulting in a loss of market share and other problems that could adversely affect our financial performance. Our efforts to grow could place an additional strain on our personnel, management systems, liquidity, and other resources. If we do not manage our growth effectively, our operations could be adversely affected, resulting in slower, no or negative growth, critical shortages of cash and a failure to achieve or sustain profitability.

Our clients may adjust, cancel or suspend the contracts in our backlog; as such, our backlog is not necessarily indicative of our future revenues or earnings. In addition, even if fully performed, our backlog is not a good indicator of our future gross margins.

Backlog represents the total dollar amount of revenues we expect to record in the future as a result of performing work under contracts we have been awarded. We include in backlog only those contracts for which we have reasonable assurance that the customer can obtain the permits for construction and can fund the construction. As of December 31, 2018, our backlog totaled approximately $97.7 million. This includes two large contracts entered into during 2017 and one large contract entered into during 2018, as described in more detail in “Note 10—Construction Backlog” of the notes to our consolidated financial statements included elsewhere in this Annual Report. We cannot provide assurance that our backlog will be realized as revenues in the amounts reported or, if realized, will result in profits. In accordance with industry practice, substantially all of our contracts are subject to cancellation, termination or suspension at our customer’s discretion. In the event of a project cancellation, we generally would not have a contractual right to the total revenue reflected in our backlog. Projects can remain in backlog for extended periods of time because of the nature of the project and the timing of the particular services required by the project. In addition, the risk of contracts in backlog being cancelled or suspended generally increases during periods of widespread economic slowdowns or in response to changes in commodity prices.

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

Although we expect all of our associates (i.e., employees), officers and directors to comply at all times with all applicable laws, rules and regulations, there are instances in which subcontractors or others through whom we do business may engage in practices that do not comply with applicable regulations or guidelines.  It is possible that our associates may become aware of these practices but do not take steps to prevent them.  If we learn of practices relating to buildings constructed on our behalf that do not comply with applicable regulations or guidelines, we will move actively to stop the non-complying practices as soon as possible, and we will take disciplinary action with regard to our associates who were aware of the practices, including in some instances terminating their employment. However, regardless of the steps we take, we may be subject to fines or other governmental penalties, and our reputation may be negatively affected.

The cyclical and seasonal nature of the construction industry causes our revenues and operating results to fluctuate, and we expect this cyclicality and seasonality to continue in the future.

The construction industry is highly cyclical and seasonal and is influenced by many international, national and regional economic factors, including the availability of consumer and wholesale financing, seasonality of demand, consumer confidence, interest rates, income levels and general economic conditions, including inflation and recessions.  As a result of the foregoing factors, our revenues and operating results fluctuate, and we currently expect them to continue to fluctuate in the future.  Moreover, we have experienced, and may continue to experience, operating losses during cyclical downturns in the construction market. These and other economic factors could have a material adverse effect on demand for our products and our financial condition and operating results.

Cybersecurity risks related to the technology used in our operations and other business processes, as well as security breaches of company, customer, employee and vendor information, could adversely affect our business.

We rely on various information technology systems to capture, process, store and report data and interact with customers, vendors and employees. Despite careful security and controls design, as the prevalence of cyber-attacks continues to increase, our information technology systems, and those of our third-party providers, could become subject to increased security threats, such as phishing and malware incidents. Our security measures may be unable to prevent certain security breaches, and any such network, system, data or other breaches could result in misappropriation of sensitive data, transactional errors, theft of funds, business disruptions, loss of or damage to intellectual property, loss of customers and business opportunities, unauthorized access to or disclosure of confidential or personal information (which could cause a breach of applicable data protection legislation), regulatory fines, penalties or intervention, reputational damage, reimbursement or other compensatory costs and additional compliance costs, any of which could have a material adverse effect on our reputation, business, financial condition, results of operations and cash flows.

Because the techniques used to obtain unauthorized access to, or disable, degrade or sabotage, information technologies systems change frequently, and may not be recognized until after they have been launched against a target, we may be unable to anticipate these techniques, implement adequate preventative measures or remediate any breach in a timely or effective manner. In addition, the development and maintenance of preventative or detective measures is costly, and requires ongoing monitoring and updating as technologies change and efforts to circumvent security measures become more sophisticated. As well as incurring additional costs, sophisticated hardware and operating system software and applications that we procure from third parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation of the systems, or we may be unable to successfully integrate and launch new systems as planned without disruptions to our operations. Misuse of internal applications, theft of intellectual property, trade secrets, funds or other corporate assets and inappropriate disclosure of confidential information could stem from such incidents.

Despite our efforts, we remain potentially vulnerable to cyber-attacks and security breaches, and any such attack or breach could adversely affect our reputation, business, financial condition or results of operations.

We could suffer adverse tax and other financial consequences if we are unable to utilize our net operating loss carryforwards.

At December 31, 2018, we had tax net operating loss carryforwards totaling approximately $9.8 million that will expire between 2019 and 2037. At December 31, 2018, we had a valuation allowance of $2.8 million, primarily related to net operating loss carryforwards that are not more likely than not to be utilized due to an inability to carry back these losses in most states and short carryforward periods that exist in certain states. If we are unable to use our net operating losses, we may be required to record charges or reduce our deferred tax assets, which could have an adverse effect on our results of operations.

Reforms to the United States federal income tax regulations could adversely affect us.

On December 22, 2017, United States federal tax legislation, commonly referred to as the Tax Cuts and Jobs Act (the “TCJA”), was signed into law, substantially reforming the Internal Revenue Code, effective January 1, 2018. The TCJA includes changes to United States federal tax rates, including a decrease in corporate tax rates, which could result in changes in the valuation of our deferred tax assets and liabilities, among other significant changes. Among other things, the TCJA also imposes significant additional limitations on the deductibility of interest, allows for the expensing of capital expenditures, puts into effect the migration from a “worldwide” system of taxation to a territorial system and modifies or repeals many business deductions and credits. The U.S. Department of Treasury has broad authority to issue regulations and interpretative guidance that may significantly impact how we will apply the law and impact our results of operations in the period such regulations or guidance are issued. The TCJA requires complex computations not previously required under U.S. tax law. As such, the application of accounting guidance for such items is currently uncertain. Further, compliance with the TCJA and the accounting for such provisions require accumulation of information not previously required or regularly produced. As a result, we have provided a provisional estimate on the effect of the TCJA in our financial statements. As additional regulatory guidance is issued by the applicable taxing authorities, as accounting treatment is clarified, and as we perform additional analysis on the application of the law, and refine estimates in calculating the effect of the TCJA, our final analysis, which will be recorded in the period completed, may be different from our current provisional amounts, which could materially affect our tax obligations and effective tax rate.

In addition, the TCJA eliminates the ability to carry back any future net operating losses and only allows for carryforwards, the utilization of which is limited to 80% of taxable income in a given carryforward year. This could affect the timing of our ability to utilize net operating losses in the future.

Our business depends on the construction industry and general business, financial market and economic conditions.

The construction industry is cyclical and significantly affected by changes in general and local economic and real estate conditions, such as employment levels, consumer confidence, demographic trends, housing demand, inflation, deflation, interest rates and credit availability. Changes in these general and local economic conditions or deterioration in the broader economy could negatively impact the level of purchases, capital expenditures and creditworthiness of our direct and indirect customers and suppliers, and, therefore, our margins, earnings, orders and financial condition, results of operations and cash flows. Changes in these economic conditions may affect some of our regions or markets more than others. If adverse conditions affect our larger markets, they could have a proportionately greater impact on us than on some other companies. In addition, any uncertainty regarding global economic conditions may have an adverse effect on the results of operations and financial condition of us or our customers, distributors and suppliers, such as negative effects of currency exchange fluctuations. A shortage of labor in the construction industry could also have an impact on our financial results.

Our business relies on private investment and a slower than expected economy may adversely affect our results.

A significant portion of our sales are for projects with non-public owners, such as non-residential builders and home builders who make investments with private funds into their projects. Construction spending is affected by our customers’ ability to finance projects. Residential and nonresidential construction could decline if companies and consumers are unable to finance construction projects or if the economy slows or is stalled, which could result in delays or cancellations of capital projects. If the economy slows, or if housing starts and nonresidential projects do not increase, sales of our products and related services may decline, and our financial position, results of operations and liquidity could be materially adversely affected.

A material disruption at one of our suppliers’ facilities could prevent us from meeting customer demand, reduce our sales and negatively affect our overall financial results.

Any of the following events could cease or limit operations unexpectedly: fires, floods, earthquakes, hurricanes, on-site or off-site environmental incidents or other catastrophes; utility and transportation infrastructure disruptions; labor difficulties; other operational problems; or war, acts of terrorism or other unexpected events. Any downtime or damage at our suppliers’ facilities could prevent us from meeting customer demand for our products or require us to make more expensive purchases from a competing supplier. If our suppliers were to incur significant downtime, our ability to satisfy customer requirements could be impaired, resulting in customers seeking products from other distributors, as well as decreased customer satisfaction and lower sales and operating income.

Environmental, health and safety laws and regulations and any changes to, or liabilities arising under, such laws and regulations could have a material adverse effect on our financial condition, results of operations and liquidity.

We are subject to a variety of federal, state and local laws and regulations relating to, among other things: the release or discharge of materials into the environment; the management, use, generation, treatment, processing, handling, storage, transport or disposal of solid and hazardous wastes and materials; and the protection of public and employee health and safety and the environment. These laws and regulations may expose us to liability for the conduct of others or for our actions, even if such actions complied with all applicable laws at the time these actions were taken. These laws and regulations may also expose us to liability for claims of personal injury or property or natural resource damage related to alleged exposure to, or releases of, regulated or hazardous materials. The existence of contamination at properties we own, lease or operate could also result in increased operational costs or restrictions on our ability to use those properties as intended, including for purposes of construction materials distribution. In addition, because our properties are generally situated adjacent to or near industrial companies, our properties may be at an increased risk of having environmental contaminants from other properties spill or migrate onto or otherwise affect our properties.

Despite our compliance efforts, there is an inherent risk of liability in the operation of our business, especially from an environmental standpoint, and, from time to time, we may be in noncompliance with environmental, health and safety laws and regulations. These potential liabilities or non-compliances could have an adverse effect on our operations and profitability. In some instances, we must have government approvals, certificates, permits or licenses in order to conduct our business, which may require us to make significant capital, operating and maintenance expenditures to comply with environmental, health and safety laws and regulations. Our failure to obtain and maintain required approvals, certificates, permits or licenses or to comply with applicable governmental requirements could result in sanctions, including substantial fines or possible revocation of our authority to conduct some or all of our operations. The cost of complying with such laws could have a material adverse effect on our financial condition, results of operations and liquidity.

Our business may be subject to economic and political risks of operating and obtaining supplies from foreign countries, including adverse impact of changes in international trade and tariff policies.

We operate in and source some of our products from outside of the United States, and our suppliers may also rely upon non-domestic products. As such, any significant changes to, among other things, the general political and social conditions in foreign counties in which we maintain operations or sourcing relationships, unfavorable changes in U.S. trade legislation and regulation, the imposition of governmental economic sanctions on countries in which we do business or other trade barriers, threats of war, terrorism or governmental instability, labor disruptions, currency controls, fluctuating exchange rates with respect to contracts not denominated in U.S. dollars and unanticipated or unfavorable changes in government policies with respect to laws and regulations, anti-inflation measures and method of taxation. If we are unable to navigate foreign regulatory environments, or if we are unable to enforce our contract rights in foreign countries, our business could be adversely impacted. Any of these events could interrupt our business and cause operational disruptions, increase our costs of operations, reduce our sales or otherwise have an adverse effect on our operating performance.

The U.S. government has indicated its intent to alter its approach to trade policy, including, in some instances, to revise, renegotiate or terminate certain multilateral trade agreements. It has also imposed new tariffs on certain foreign goods and raised the possibility of imposing additional increases or new tariffs on other goods. Such actions have, in some cases, led to retaliatory trade measures by certain foreign governments. Such policies could make it more difficult or costly for us to do business in or procure products from those countries. In turn, we may need to raise prices or make changes to our operations, which could negatively impact our revenue or operating results. At this time, it remains unclear what additional actions, if any, will be taken by the U.S. government or foreign governments with respect to tariff and international trade agreements and policies, and we cannot predict future trade policy or the terms of any revised trade agreements or any impact on our business.

We depend on third parties for transportation services, and limited availability or increases in costs of transportation could adversely affect our business and operations.

Our business depends on the transportation of a large number of products, via railroad or truck. We rely primarily on third parties for transportation of the products we manufacture or distribute and for the delivery of our raw materials. We are also subject to seasonal capacity constraints and weather-related delays for both rail and truck transportation. If any of our third-party transportation providers were to fail to deliver raw materials to us or our Modules to our customers in a timely manner, we may be unable to complete projects in a timely manner and may, among other things, incur penalties for late delivery or be unable to use the Modules as intended. In addition, if any of these third parties were to cease operations or cease doing business with us, we may be unable to replace them at reasonable cost.  Any failure of a third-party transportation provider to deliver raw materials to us or finished Modules to our customers in a timely manner could harm our reputation, negatively affect our customer relationships, and have a material adverse effect on our operating results, cash flows, and financial condition. Additionally, an increase in transportation rates or fuel surcharges could adversely affect our sales, profitability, and cash flows.

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

The construction industry is highly competitive, and such competition may increase the adverse effects of industry conditions, including the consolidation of the industry.

We operate in a very competitive environment characterized by competition from numerous local, regional and national builders. We may compete for financing, raw materials and skilled management and labor resources. A decline in construction starts could adversely affect demand for our buildings and our results of operations. Increased competition could require us to further increase our selling incentives and/or reduce our prices, which could negatively affect our profits. We may be unable to successfully expand into or compete in the markets in new geographic areas. In addition, while we believe our ESR may improve our competitive position by potentially expediting reviews and approvals by state and local building departments and certifying our specific quality control and design acceptance criteria, there is no assurance that it will have the desired impact.

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

The dangers inherent in our operations, such as disruptions to our facilities and project sites, and the limits on insurance coverage could expose us to potentially significant liability costs and materially interfere with the performance of our operations.

While we believe our insurance coverage is adequate and in line with our industry’s standards, all construction, including modular construction, involves operating hazards that can cause personal injury or loss of life, severe damage to and destruction of property and equipment and suspension of operations, including, but not limited to, natural or man-made disruptions to our facilities and project sites. The failure of such structures during and after installation can result in similar injuries and damages. Although we believe that our insurance coverage is adequate, there can be no assurance that we will be able to maintain adequate insurance in the future at rates we consider reasonable, or that our insurance coverage will be adequate to cover future claims that may arise. Claims for which we are not fully insured may adversely affect our working capital and profitability. In addition, changes in the insurance industry have generally led to higher insurance costs and decreased availability of coverage. The availability of insurance that covers risks we and our competitors typically insure against may decrease, and the insurance that we are able to obtain may have higher deductibles, higher premiums and more restrictive policy terms.

Risks Relating to our Common Stock

Because our common stock has only recently started trading in the public market, our stock price will be subject to fluctuations, and will likely continue to be subject to fluctuations and decline, due to factors beyond our control, and you may lose all or part of your investment.

Prior to the public offering of our stock in June 2017, there was no market for shares of our common stock. Shares of our common stock were sold in our Public Offering at a price of $5.00 per share. Although our common stock is listed on the Nasdaq Capital Market, the market price of our common stock may be subject to wide fluctuations in response to various factors, some of which are beyond our control, including, but not limited to:

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

●

future sales of our common stock by our officers, directors and significant stockholders, including sales pursuant to a registration statement filed to permit a significant stockholder to sell shares of our common stock, pursuant to certain registration rights granted to such stockholder; and

●	period-to-period fluctuations in our financial results.

In addition, the securities markets have, from time to time, experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, we could incur substantial costs and our resources and the attention of management could be diverted from our business.

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

Pursuant to certain registration rights, we filed a registration statement in 2018 to permit a significant stockholder to sell its shares of our common stock; we expect that, because there were a large number of shares registered pursuant to such registration statement, the selling stockholder will continue to offer shares covered by such registration statement for a significant period of time, the precise duration of which cannot be predicted, Accordingly, any adverse market or price pressures resulting from sales by the significant stockholder may continue for an extended period of time and cause continued negative pressure on the market price of our common stock, which could have a material adverse effect on our ability to raise additional equity capital.

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

Our directors, executive officers and each of our stockholders who, as of March 20, 2019, owned greater than 5% of our outstanding common stock, beneficially own approximately 15.7% of our outstanding common stock (not including exercisable options or unvested restricted stock units). Accordingly, these stockholders will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, merger, consolidation, or sale of all or substantially all of our assets, or any other significant corporate transaction. The interests of these stockholders may not be the same as, or may even conflict with, investors’ interests. For example, these stockholders could delay or prevent a change in control of us, even if such a change in control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of us or our assets and might affect the prevailing price of our common stock. The significant concentration of stock ownership may negatively impact the price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

The issuance of additional securities by our Board of Directors (the “Board” or “Board of Directors”) will dilute the ownership interests of our current stockholders and could discourage the acquisition of us.

Our Board, without any action by our stockholders, is authorized to designate and issue additional classes or series of capital stock (including classes or series of preferred stock) as it deems appropriate and to establish the rights, preferences and privileges of such classes or series, and we currently have an effective universal shelf registration statement on file with the SEC, providing for the potential issuance of shares of our common stock and other securities. The issuance of any new class or series of capital stock would not only dilute the ownership interest of our current stockholders but may also adversely affect the voting power and other rights of holders of common stock. The rights of holders of preferred stock and other classes of common stock that may be issued may be superior to the rights of the holders of the existing class of common stock in terms of the payment of ordinary and liquidating dividends and voting rights.

In addition, the ability of the Board to designate and issue such shares could impede or deter an unsolicited tender offer or takeover proposal regarding us and the issuance of additional shares having preferential rights could adversely affect the voting power and other rights of holders of common stock and render more difficult the removal of current management, even if such removal may be in the stockholders’ best interests.

We do not expect to pay dividends in the future. Any return on investment may be limited to the value of our common stock.

For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend upon results of operations, financial condition, restrictions imposed by applicable law and other factors our Board of Directors deem relevant. Accordingly, if you purchase shares of our common stock, realization of a gain on your investment will depend on the appreciation of the price of our common stock, which may never occur. Investors seeking cash dividends in the foreseeable future should not purchase our common stock.

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

Certain provisions of Delaware law could discourage, delay or prevent a merger or acquisition at a premium price.

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

As a “smaller reporting company,” we may avail ourselves of reduced disclosure requirements, which may make our common stock less attractive to investors.

We are a “smaller reporting company” under applicable SEC rules and regulations, and, as a result of the SEC’s recent amendment to the definition of “smaller reporting company,” we will continue to be a “smaller reporting company” for so long as either (i) the market value of our common stock held by non-affiliates as of the end of our most recently completed second quarter (“public float”) is less than $250 million or (ii) annual revenues of less than $100 million during the most recently completed fiscal year and (A) no public float or (B) a public float of less than $700 million. As a “smaller reporting company,” we have relied on exemptions from certain SEC disclosure requirements that are applicable to other public companies. These exemptions include reduced financial disclosure and reduced disclosure obligations regarding executive compensation. Until such time as we cease to be a “smaller reporting company,” such reduced disclosure in our SEC filings may make it harder for investors to analyze our operating results and financial prospects. If some investors find our common stock less attractive as a result of our reduced disclosure, there may be a less active trading market for our common stock and our stock price may be more volatile.

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.       PROPERTIES.

We lease office space in Brooklyn, NY for our headquarters.

ITEM 3.       LEGAL PROCEEDINGS.

The information included in “Note 14 – Commitments and Contingencies” of the Company’s consolidated financial statements included elsewhere in this Annual Report is incorporated by reference into this Item.

ITEM 4.       MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.      MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is listed and traded on the Nasdaq Capital Market under the symbol “SGBX.”

Holders

As of the close of business on March 20, 2019, there were approximately 92 holders of record of our common stock, which does not reflect those shares held beneficially or those shares held in “street” name. Accordingly, the number of beneficial owners of our common stock exceeds this number. On March 20, 2019, the closing sales price of our common stock as reported on the Nasdaq Capital Market was $2.08.

Dividend Policy

We have never paid any cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. The payment of dividends by us will depend on our future earnings, financial condition and such other business and economic factors as our management may consider relevant.

Recent Sales of Unregistered Securities

We did not sell any unregistered securities from January 1, 2018 through December 31, 2018.

Issuer Purchases of Equity Securities

We did not repurchase any of our outstanding shares during 2018.

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

Background

We are one of the leading design and construction services firms using code-engineered cargo shipping containers for safe and sustainable construction. We offer the construction industry a safer, greener, faster, longer-lasting and more economical alternative to conventional construction methods. We redesign, repurpose and convert heavy-gauge steel cargo shipping containers into SGBlocks™, which are safe green building blocks for commercial, industrial and residential building construction.

We fabricate Modules for construction of buildings using either SGBlocks™, which are modified cargo shipping containers for use in construction, or SGPBMs, which are prefabricated steel modular units customized for use in modular construction primarily to augment or complement a SGBlocks™ structure.

When using SGBlocks™, we take existing steel shipping containers and repurpose them into modules that can be stacked, arranged, or configured to fit most structural applications. The use of these repurposed shipping containers allows architects, builders, and owners more design flexibility and greater construction efficiency than traditional methods of construction. SGBlocks™ also have a particular application in meeting safe, affordable and sustainable housing needs, especially in hurricane- and earthquake-prone areas.

When using SGPBMs, we customize an engineered steel structure to meet customer design and specifications, primarily to augment or complement a SGBlocks™ structure.

Results of Operations

Years Ended December 31, 2018 and 2017:

	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017
Revenue	$8,190,712	$5,061,585
Cost of revenue	(7,647,979)	(4,427,778)
Operating expenses	(5,388,896)	(3,894,966)
Operating loss	(4,846,163)	(3,261,159)
Other income (expense)	2,142	(1,251,521)
Net loss	$(4,844,021)	$(4,512,680)

Revenue

Total revenue for the year ended December 31, 2018 was $8,190,712 compared to $5,061,585 for the year ended December 31, 2017. This increase of $3,129,127 was mainly driven by growth in the Company’s school, retail, office and special use contracts that were in progress for the year ended December 31, 2018 as compared to December 31, 2017.

The Company recognized revenue of approximately $2,700,000 during the year ended December 31, 2018 compared to approximately $3,100,000 during the year ended December 31, 2017 on a contract in the amount of approximately $6,100,000.

Cost of Revenue and Gross Profit

Cost of revenue was $7,647,979 for the year ended December 31, 2018, compared to $4,427,778 for the year ended December 31, 2017. The cost of revenue for both years is primarily related to the cost of buying and modifying containers.

The Company incurred cost of revenue of approximately $3,500,000 during the year ended December 31, 2018 compared to approximately $2,900,000 during the year ended December 31, 2017 on a contract in the amount of approximately $6,100,000.

The $3,220,201 increase in cost of revenue includes increased costs of approximately $800,000 on a contract in the amount of approximately $6,100,000.

Gross profit was $542,733 and $633,807 for the years ended December 31, 2018 and 2017, respectively.

Gross profit percentage decreased to 7% for the year ended December 31, 2018 compared to 13% for the year ended December 31, 2017 primarily due to increased costs on revenue realized from a contract of approximately $6,100,000 which resulted in a 31% negative gross profit percentage on that contract.

Payroll and Related Expenses

Payroll and related expenses for the year ended December 31, 2018 were $2,166,212 compared to $1,813,446 for the year ended December 31, 2017. This increase was primarily caused by increases in salaries and additional head count of $651,177, partially offset by a decrease of $305,188 in stock compensation expense recognized during the year ended December 31, 2018 compared to the year ended December 31, 2017. We recognized $396,214 in stock compensation expense for the year ended December 31, 2018, compared to $701,402 for December 31, 2017.

Other Operating Expenses

Other operating expenses for the year ended December 31, 2018 were $3,222,684 compared to $2,081,520 for the year ended December 31, 2017. The increase resulted primarily from an increase of approximately $174,000 related to start-up costs for SG Residential, $163,000 in board of directors’ fees, $116,000 in marketing and business development expense and $805,000 in bad debt expense from two contracts, for the year ended December 31, 2018 compared to the year ended December 31, 2017.

The bad debt expense includes approximately $778,000 in allowance for doubtful accounts on amounts due on a contract in the amount of approximately $6,100,000.

Interest Expense

There was no interest expense for the year ended December 31, 2018, compared to $330,388 for the year ended December 31, 2017. In 2017, the Company amortized the discount on convertible debentures, which were converted into cash and shares of common stock in connection with the Public Offering.

Other Income (Expense)

For the year ended December 31, 2018, we recognized no income from change in fair value of financial instruments compared to $96,327 during the year ended December 31, 2017. For the year ended December 31, 2018, we incurred no loss on debt conversion from convertible debentures compared to $1,018,475 for the year ended December 31, 2017. The convertible debentures were converted into cash and shares of common stock in connection with the Public Offering.

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

Liquidity and Capital Resources

As of December 31, 2018 and December 31, 2017, we had an aggregate of $1,368,395 and $4,900,857, respectively, of cash and cash equivalents and short-term investments.

Historically, our operations have primarily been funded through proceeds from equity and debt financings, as well as revenue from operations.

In June 2017, we completed the Public Offering, resulting in net proceeds of approximately $6,800,000 after deducting underwriting discounts and commissions and related expenses. In July 2017, in connection with our Public Offering, the underwriters exercised their option to purchase 225,000 additional shares of common stock from us in full at a price to the public of $5.00 per share. As a result of the exercise and closing of the option to purchase additional shares, total net proceeds from the Public Offering were approximately $7,900,000 after deducting underwriting discounts and commissions and related expenses. We incurred a total of $1,565,386 in issuance costs in connection with the Public Offering.

We anticipate that we will continue to generate losses from operations for the foreseeable future. At December 31, 2018 and December 31, 2017, we had a cash balance and short-term investment of $1,368,395 and $4,900,857, respectively. As of December 31, 2018, our stockholders’ equity was $7,080,067, compared to $11,527,874 as of December 31, 2017. Our net loss from operations for the years ended December 31, 2018 and 2017 was $4,844,021 and $4,512,680, respectively. This increase was primarily due to an increase in operating expenses of $1,493,930, offset by non-recurring $1,252,536 related to convertible debentures in 2017. Net cash used in operating activities was $3,452,234 and $1,242,107 for the years ended December 31, 2018 and 2017, respectively. The increase resulted mainly from decrease of non-cash expense of $1,252,536  related to convertible debentures in 2017, decrease of $560,000 in non-cash stock compensation expense and a decrease of $885,000 in working capital in the year ended December 31, 2018 compared to year ended December 31, 2017.  The decrease in working capital in the year ended December 31, 2018 was mainly related to an increase in bad debt expense of $810,580.

We may need to generate additional revenues or secure additional financing sources, such as debt or equity capital, to fund future growth, which financing may not be available on favorable terms or at all. We do not have any additional sources secured for future funding, and if we are unable to raise the necessary capital at the times we require such funding, we may need to materially change our business plan, including delaying implementation of aspects of such business plan or curtailing or abandoning such business plan altogether.

We provide services to our customers in three separate phases: the design phase, the architectural and engineering phase and the construction phase. Each phase is independent of the other, but builds through a progression of concept through delivery of a completed structure. These phases may be embodied in a single contract or in separate contracts, which is typical of a design build process model. As of December 31, 2018, we had 14 projects totaling $97,657,379 under contract, which, if they all proceed to construction, will result in our constructing approximately 718,336 square feet of container space. Of these contracts, 4 projects totaling approximately 61,280 square feet were in the architectural and engineering phase and 10 projects totaling approximately 657,056 square feet were contracts combining all three phases or parts thereof and including construction. We expect that all of this revenue will be realized by June 30, 2021.

Backlog may fluctuate significantly due to the timing of orders or awards for large projects and is not necessarily indicative of future backlog levels or the rate at which backlog will be recognized as revenue. The increase in backlog at December 31, 2018 from the prior year is primarily attributable to one large contract we entered into during the last quarter for approximately $25,000,000.

There can be no assurance that our customers will decide to and/or be able to proceed with these construction projects, or that we will ultimately recognize revenue from these projects in a timely manner or at all.

Off-Balance Sheet Arrangements

As of December 31, 2018 and 2017, we had no material off-balance sheet arrangements to which we are a party.

In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector. These agreements are typically with consultants and certain vendors. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of December 31, 2018.

Critical Accounting Policies and New Accounting Pronouncements

Critical Accounting Policies

Our financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). In connection with the preparation of the financial statements, we are required to make assumptions and estimates and apply judgments that affect the reported amounts of assets, liabilities, revenue, and expenses, and the related disclosures. We base our assumptions, estimates, and judgments on historical experience, current trends, and other factors that we believe to be relevant at the time the consolidated financial statements are prepared. On a regular basis, we review the accounting policies, assumptions, estimates, and judgments to ensure that our financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

Our significant accounting policies are discussed in “Note 3—Summary of Significant Accounting Policies” of the notes to our consolidated financial statements included elsewhere in this Annual Report. We believe that the following accounting policies are the most critical in fully understanding and evaluating our reported financial results.

Share-based payments. We measure the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, including non-employee directors, the fair value of the award is measured on the grant date. For non-employees, the fair value of the award is generally re-measured on interim financial reporting dates and vesting dates until the service period is complete. The fair value amount is then recognized over the period services are required to be provided in exchange for the award, usually the vesting period. We recognize stock-based compensation expense on a graded-vesting basis over the requisite service period for each separately vesting tranche of each award. Stock-based compensation expense to employees and all directors is reported within payroll and related expenses in the consolidated statements of operations. Stock-based compensation expense to non-employees is reported within marketing and business development expense in the consolidated statements of operations.

Other derivative financial instruments. SGB classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) provide a choice of net-cash settlement or settlement in SGB’s own shares (physical settlement or net-share settlement), provided that such contracts are indexed to SGB’s own stock. SGB classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net-cash settle the contract if any event occurs and if that event is outside SGB’s control) or (ii) give the counterparty a choice of net-cash settlement or settlement shares (physical settlement or net-cash settlement). SGB assesses classification of common stock purchase warrants and other free-standing derivatives at each reporting date to determine whether a change in classification between assets and liabilities or equity is required.

SGB’s free-standing derivatives consist of warrants to purchase common stock, and previously included issuances of convertible debentures, which were converted prior to December 31, 2017. SGB evaluated the common stock purchase warrants to assess their proper classification in the consolidated balance sheet and determined that the common stock purchase warrants featured a characteristic permitting cash settlement at the option of the holder. Accordingly, these instruments were classified as warrant liabilities.

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

SGB determined that the embedded conversion options that were included in the previously outstanding convertible debentures should be bifurcated from their host and a portion of the proceeds received upon the issuance of the hybrid contract has been allocated to the fair value of the derivative. The derivative was subsequently marked to market at each reporting date based on current fair value, with the changes in fair value reported in results of operations.

Revenue recognition. Effective January 1, 2018, the Company adopted ASU 2014-09, “Revenue from Contracts with Customers” and the additional related ASUs (“ASC 606”), which replaces existing revenue guidance and outlines a single set of comprehensive principals for recognizing revenue under GAAP. The adoption of ASC 606 represents a change in accounting principle that aligns revenue recognition with the timing of when promised goods or services are transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. To achieve this core principle, the Company applies the following five steps in accordance with ASC 606:

                (1)  Identify the contract with a customer

                (2)  Identify the performance obligations in the contract

                (3)  Determine the transaction price

                (4)  Allocate the transaction price to performance obligations in the contract

                (5)  Recognize revenue as performance obligations are satisfied

The new revenue recognition standard requires the Company to determine, at contract inception, whether it will transfer control of a promised good or service over time or at a point in time—regardless of the length of contract or other factors. The Company applies recognition of revenue over time, which is similar to the method the Company applied under previous guidance (i.e., percentage of completion), to account for its long-term contracts associated with the design, engineering, manufacture, and project management of building projects and related services.

Goodwill. Goodwill represents the excess of reorganization value over the fair value of identified net assets upon emergence from bankruptcy. In accordance with the accounting guidance on goodwill, SGB performs its impairment test of goodwill at the reporting unit level each fiscal year, or more frequently if events or circumstances change that would more likely than not reduce the fair value of its reporting unit below its carrying value. The Company’s evaluation of goodwill completed during the year ended December 31, 2018, resulted in no impairment losses.

Intangible assets – Intangible assets represent the preliminary assets identified upon emergence from bankruptcy and consist of $2,766,000 of proprietary knowledge and technology which is being amortized over 20 years, $1,113,000 of customer contracts which is being amortized over 2.5 years, $28,820 of trademarks which is being amortized over 5 years and $5,300 of website fees which is being amortized over 5 years. The Company evaluated intangible assets for impairment during the year ended December 31, 2018, and determined that there were no impairment losses.

New Accounting Pronouncements

See Note 3 to the accompanying consolidated financial statements for all recently adopted and new accounting pronouncements.

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

EBITDA and Adjusted EBITDA are presented because they are important metrics used by management as one of the means by which it assesses our financial performance. EBITDA and Adjusted EBITDA are also frequently used by analysts, investors and other interested parties to evaluate companies in our industry. These measures, when used in conjunction with related GAAP financial measures, provide investors with an additional financial analytical framework that may be useful in assessing us and our results of operations.

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

Other companies, including other companies in our industry, may not use such measures or may calculate one or more of the measures differently than as presented in this Annual Report, limiting their usefulness as a comparative measure.

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

The following is a reconciliation of EBITDA and Adjusted EBITDA to the nearest GAAP measure, net loss:

	Year Ended December 31, 2018	Year Ended December 31, 2017
Net loss	$(4,844,021)	$(4,512,680)
Addback interest expense	—	330,388
Addback depreciation and amortization	596,383	590,778
EBITDA (non-GAAP)	(4,247,638)	(3,591,514)

Addback loss on conversion of convertible debentures	—	1,018,475
Less change in fair value of financial instruments	—	(96,327)
Addback non-cash consultant fee	—	254,500
Addback stock-based compensation expense	396,214	701,402
Adjusted EBITDA (non-GAAP)	$(3,851,424)	$(1,713,464)

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements and the notes thereto, together with the report thereon of Whitley Penn LLP dated March 28, 2019, appear beginning on page F-1 of this report.

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.       CONTROLS AND PROCEDURES.

(a) Disclosure Controls and Procedures.

Management, with the participation of our Principal Executive Officer and Principal Financial Officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this Annual Report (the “Evaluation Date”). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

The Principal Executive Officer and the Principal Financial Officer believe that the consolidated financial statements and other information contained in this Annual Report present fairly, in all material respects, our business, financial condition and results of operations.

(b) Management’s Annual Report on Internal Control over Financial Reporting

Our management is also responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act).  The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of the inherent limitations of internal control systems, our internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on our assessment, we concluded that, as of December 31, 2018, our internal control over financial reporting was effective based on those criteria.

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

(c) Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fourth quarter of 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.      OTHER INFORMATION.

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item will be contained in the “Proposal 1 – Election of Directors,” “Executive Officers,” “The Board and its Committees – Director Independence,” “Miscellaneous – Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Ethics,” and “The Board and its Committees – Board and Committee Responsibilities – Audit Committee” sections of our definitive proxy statement for our 2019 annual meeting of stockholders to be filed with the SEC no later than 120 days after December 31, 2018, and is incorporated herein by reference.

ITEM 11.     EXECUTIVE COMPENSATION.

The information required by this item will be contained in the “Executive Compensation” and “Director Compensation” sections of our definitive proxy statement for our 2019 annual meeting of stockholders to be filed with the SEC no later than 120 days after December 31, 2018, and is incorporated herein by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item will be contained in the “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan” sections of our definitive proxy statement for our 2019 annual meeting of stockholders to be filed with the SEC no later than 120 days after December 31, 2018, and is incorporated herein by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item will be contained in the “The Board and its Committees – Certain Relationships and Related Party Transactions” and “The Board and its Committees – Director Independence” sections of our definitive proxy statement for our 2019 annual meeting of stockholders to be filed with the SEC no later than 120 days after December 31, 2018, and is incorporated herein by reference.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item will be contained in the “Proposal 2 – Ratification of Appointment of Independent Registered Public Accounting Firm” and “The Board and its Committees – Board and Committee Responsibilities – Audit Committee” sections of  our definitive proxy statement for our 2019 annual meeting of stockholders to be filed with the SEC no later than 120 days after December 31, 2018, and is incorporated herein by reference.

PART IV

ITEM 15.      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1)     INDEX TO 2018 CONSOLIDATED FINANCIAL STATEMENTS:

Our financial statements and the notes thereto, together with the report thereon of Whitley Penn LLP dated March 28, 2019, appear beginning on page F-1 of this Annual Report. See Table of Contents of the Consolidated Financial Statements included in this Annual Report.

(a)(2)     FINANCIAL STATEMENT SCHEDULES

      All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(a)(3)     EXHIBITS

The information required by this Item is listed in the Exhibit Index below.

Exhibit Index

Exhibit Number	Description of Exhibits
2.1	Order Confirming Debtors’ Amended Plan of Reorganization Under Chapter 11 of the Bankruptcy Code (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on July 7, 2016).
2.2	Disclosure Statement for Amended Plan of Reorganization for SG Blocks, Inc., et al. under Chapter 11 of the Bankruptcy Code (incorporated herein by reference to Exhibit 2.2 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on July 7, 2016).
2.3	Order of the Bankruptcy Court for the Southern District of New York Approving the Disclosure Statement and Setting Plan of Reorganization Confirmation Deadlines (incorporated herein by reference to Exhibit 2.3 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on July 7, 2016).
3.1	Amended and Restated Certificate of Incorporation of SG Blocks, Inc. (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on July 7, 2016).
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of SG Blocks, Inc. (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on February 28, 2017).
3.3	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on July 7, 2016).
3.4	Certificate of Amendment to Certificate of Designation, dated May 11, 2017 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on May 12, 2017).
3.5	Certificate of Elimination of Series A Convertible Preferred Stock, dated December 13, 2018 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on December 17, 2018).
3.6	Amended and Restated By-laws of SG Blocks, Inc. (incorporated herein by reference to Exhibit 3.4 to the Annual Report on Form 10-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on February 21, 2017).
4.1	Debtor in Possession Credit Agreement, dated as of October 15, 2015, by and among SG Blocks, Inc., as Borrower, SG Building Blocks, Inc. and Endaxi Infrastructure Group, Inc., as Guarantors, Hillair Capital Investments L.P., as Lender, and Hillair Capital Management LLC, as Collateral Agent (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on July 7, 2016).
4.2	Senior Security Agreement, dated as of October 15, 2015, by and among SG Blocks, Inc., SG Building Blocks, Inc., and Endaxi Infrastructure Group, Inc., as Grantors, and Hillair Capital Management LLC, as Grantee (incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on July 7, 2016).
4.3	Original Issue Discount Senior Secured Convertible Debenture due June 30, 2018, dated as of June 30, 2016, by and between Hillair Capital Investments, L.P. and SG Blocks, Inc. (incorporated herein by reference to Exhibit 4.3 to the Current Report on Form 8-K/A as filed by SG Blocks, Inc. with the Securities and Exchange Commission on August 8, 2016).
4.4	Original Issue Discount Senior Secured Convertible Debenture due June 30, 2018, dated as of November 17, 2016, by and between Hillair Capital Investments, L.P. and SG Blocks, Inc. (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on November 22, 2016).

4.5	Form of Warrant to Purchase Common Stock (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on July 14, 2017).
4.6	Form of Indenture (incorporated herein by reference to Exhibit 4.2 to the Registration Statement on Form S-3 (File No. 333-228882) as filed by SG Blocks, Inc. with the Securities and Exchange Commission on December 18, 2018).
10.1	Form of Director Indemnification Agreement (incorporated herein by reference to Exhibit 10.1 to the Registration Statement on Form S-1 (File No. 333-215922) as filed by SG Blocks, Inc. with the Securities and Exchange Commission on February 6, 2017).
10.2*	Executive Employment Agreement, effective as of January 1, 2017, between Paul M. Galvin and SG Blocks, Inc. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on March 14, 2017).
10.3*	Executive Employment Agreement, effective as of January 1, 2017, between Mahesh S. Shetty and SG Blocks, Inc. (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on March 14, 2017).
10.4*	Executive Employment Agreement, effective as of January 1, 2017, between Stevan Armstrong and SG Blocks, Inc. (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on March 14, 2017).
10.5**	Collaboration and Supply Agreement, dated July 23, 2007, by and between SG Building, Inc. (fka SGBlocks, LLC) and ConGlobal Industries, Inc. (incorporated herein by reference to Exhibit 10.7 to the Current Report on Form 8-K/A as filed by SG Blocks, Inc. with the Securities and Exchange Commission on January 13, 2012).
10.6	Amendment to Collaboration and Supply Agreement, dated May 14, 2014, between SG Blocks, Inc. (fka SG Blocks LLC) and ConGlobal Industries, LLC (fka ConGlobal Industries, Inc.) (incorporated herein by reference to Exhibit 10.6 to the Registration Statement on Form S-1/A (File No. 333-215922) as filed by SG Blocks, Inc. with the Securities and Exchange Commission on March 15, 2017).
10.7	Securities Purchase Agreement, dated as of June 30, 2016, by and between SG Blocks, Inc. and Hillair Capital Investments L.P. (incorporated herein by reference to Exhibit 4.4 to the Current Report on Form 8-K/A as filed by SG Blocks, Inc. with the Securities and Exchange Commission on August 8, 2016).
10.8	Subsidiary Guarantee, dated as of June 30, 2016, by SG Building Blocks, Inc. (incorporated herein by reference to Exhibit 4.5 to the Current Report on Form 8-K/A as filed by SG Blocks, Inc. with the Securities and Exchange Commission on August 8, 2016).
10.9	Security Agreement, dated as of June 30, 2016, by and between SG Blocks Inc., SG Building Blocks, Inc. and Hillair Capital Investments L.P. (incorporated herein by reference to Exhibit 4.6 to the Current Report on Form 8-K/A as filed by SG Blocks, Inc. with the Securities and Exchange Commission on August 8, 2016).
10.10	Securities Purchase Agreement, dated as of November 17, 2016, by and between SG Blocks, Inc. and Hillair Capital Investments L.P. (incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on November 22, 2016).
10.11*	SG Blocks, Inc. Stock Incentive Plan (incorporated herein by reference to Exhibit 10.10 to the Registration Statement on Form S-1 (File No. 333-215922) as filed by SG Blocks, Inc. with the Securities and Exchange Commission on February 6, 2017).
10.12*	Amendment No. 1 to the SG Blocks, Inc. Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on June 5, 2018).
10.13*	Form of SG Blocks, Inc. Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on November 1, 2016).
10.14*	Form of SG Blocks, Inc. Nonqualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on November 1, 2016).
10.15*	Form of SG Blocks, Inc. Restricted Share Unit Agreement (Non-Employee Directors) (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on July 30, 2018).

21.1+	List of Subsidiaries.
23.1+	Consent of Whitley Penn LLP.
24.1+	Power of Attorney (included on signature page).
31.1+	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101.INS+	XBRL Instance Document - the instance document does not appear in the Interactive Data File as the XBRL tags are embedded within the Inline XBRL document.
101.SCH+	XBRL Taxonomy Extension Schema Document.
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB+	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Includes compensatory plan or arrangement.

**	Filed with confidential portions omitted pursuant to request for confidential treatment. The omitted portions have been separately filed with the SEC.

+	Filed herewith.

ITEM 16.      FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SG BLOCKS, INC.

By:	/s/ Paul M. Galvin	Date: March 28, 2019
Paul M. Galvin
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

POWER OF ATTORNEY

Each person whose signature appears below hereby constitutes and appoints Paul M. Galvin and Mahesh S. Shetty, and each of them, his attorneys-in-fact, each with the power of substitution, for him and in his name, place and stead, in any and all capacities, to sign this Annual Report on Form 10-K and any and all amendments to this report on Form 10-K, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and all intents and purposes as he might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact and agents or any of them or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Paul M. Galvin	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 28, 2019
Paul M. Galvin

/s/ Mahesh S. Shetty	President, Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)	March 28, 2019
Mahesh S. Shetty

/s/ Balan R. Ayyar	Director	March 28, 2019
Balan R. Ayyar

/s/ Yaniv Blumenfeld	Director	March 28, 2019
Yaniv Blumenfeld

/s/ Christopher Melton	Director	March 28, 2019
Christopher Melton

/s/ A. Richard Moore, Jr.	Director	March 28, 2019
A. Richard Moore, Jr.

/s/ James C. Potts	Director	March 28, 2019
James C. Potts

SG BLOCKS, INC.

AND SUBSIDIARIES

Consolidated Financial Statements

December 31, 2018 and 2017

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

SG Blocks, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SG Blocks, Inc. and subsidiaries (the “Company”), as of December 31, 2018 and 2017, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company, as of December 31, 2018 and 2017, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has negative operating cash flows and has stated that substantial doubt exists about its ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

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

Dallas, Texas

March 28, 2019

SG BLOCKS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31,	2018	2017

Assets
Current assets:
Cash and cash equivalents	$1,368,395	$4,870,824
Short-term investment	—	30,033
Accounts receivable, net	1,746,326	3,005,875
Costs and estimated earnings in excess of billings on uncompleted contracts	260,325	61,175
Prepaid expenses and other current assets	986,687	183,890
Total current assets	4,361,733	8,151,797

Property, plant and equipment, net	71,337	6,796
Goodwill	4,162,173	4,162,173
Intangible assets, net	2,443,929	3,028,247
Total Assets	$11,039,172	$15,349,013

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$2,624,218	$2,148,091
Billings in excess of costs and estimated earnings on uncompleted contracts	1,334,887	1,673,048
Total current liabilities	3,959,105	3,821,139

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $1.00 par value, 5,405,010 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized; 4,260,041 issued and outstanding as of December 31, 2018 and 2017	42,601	42,601
Additional paid-in capital	17,700,743	17,304,529
Accumulated deficit	(10,663,277)	(5,819,256)
Total stockholders’ equity	7,080,067	11,527,874
Total Liabilities and Stockholders’ Equity	$11,039,172	$15,349,013

The accompanying notes are an integral part of these consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	For the Year Ended December 31,	For the Year Ended December 31,
	2018	2017

Revenue:
Block sales	$57,522	$—
Construction services	7,306,654	4,638,053
Engineering services	826,536	423,532
Total	8,190,712	5,061,585

Cost of revenue:
Blocks sales	44,112	—
Construction services	6,985,439	4,095,509
Engineering services	618,428	332,269
Total	7,647,979	4,427,778

Gross profit	542,733	633,807

Operating expenses:
Payroll and related expenses	2,166,212	1,813,446
General and administrative expenses	2,760,655	1,753,236
Marketing and business development expense	387,400	271,092
Pre-project expenses	74,629	57,192
Total	5,388,896	3,894,966

Operating loss	(4,846,163)	(3,261,159)

Other income (expense):
Interest expense	—	(330,388)
Interest income	4	15
Other income	5,764	1,000
Loss on debt conversion	—	(1,018,475)
Change in fair value of financial instruments	—	96,327
Loss from equity affiliates	(3,626)	—
Total	2,142	(1,251,521)

Loss before income taxes	(4,844,021)	(4,512,680)
Income tax expense	—	—

Net loss	$(4,844,021)	$(4,512,680)

Net loss per share - basic and diluted:
Basic and diluted	$(1.14)	$(1.95)

Weighted average shares outstanding:
Basic and diluted	4,260,041	2,310,066

The accompanying notes are an integral part of these consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2018 and 2017

	$0.01 Par Value Common Stock		Preferred	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Stock	Capital	Deficit	Equity

Balance – December 31, 2016	163,901	$1,639	$1,801,670	$4,936,562	$(1,306,576)	$5,433,295

Stock-based compensation	—	—	—	701,402	—	701,402

Exercise of stock options	2,803	28	—	8,381	—	8,409

Conversion of preferred stock	1,801,670	18,017	(1,801,670)	1,783,653	—	—

Issuance of common stock, net of issuance costs	1,725,000	17,250	—	7,042,364	—	7,059,614

Issuance of common stock for services	50,000	500	—	254,000	—	254,500

Conversion of convertible debentures	516,667	5,167	—	2,578,167	—	2,583,334

Net loss	—	—	—	—	(4,512,680)	(4,512,680)

Balance – December 31, 2017	4,260,041	$42,601	$—	$17,304,529	$(5,819,256)	$11,527,874

Stock-based compensation	—	—	—	396,214	—	396,214

Net loss	—	—	—	—	(4,844,021)	(4,844,021)

Balance- December 31, 2018	4,260,041	$42,601	$—	$17,700,743	$(10,663,277)	$7,080,067

The accompanying notes are an integral part of these consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017

Cash flows from operating activities:
Net loss	$(4,844,021)	$(4,512,680)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	6,764	2,955
Amortization of intangible assets	589,619	587,823
Amortization of discount on convertible debentures	—	330,388
Bad debt expense	810,580	—
Interest income on short-term investment	(4)	(15)
Change in fair value of financial instruments	—	(96,327)
Loss on conversion of convertible instruments	—	1,018,475
Non-cash consultant fee	—	254,500
Stock-based compensation	396,214	701,402
Loss on equity affiliates	3,626	—
Changes in operating assets and liabilities:
Accounts receivable	448,969	(2,771,357)
Cost and estimated earnings in excess of billings on uncompleted contracts	(199,150)	(27,826)
Inventory	—	9,445
Prepaid expenses and other current assets	(802,797)	(59,170)
Intangible assets	—	(28,820)
Accounts payable and accrued expenses	476,127	1,797,318
Billings in excess of costs and estimated earnings on uncompleted contracts	(338,161)	1,624,570
Deferred revenue	—	(72,788)
Net cash used in operating activities	(3,452,234)	(1,242,107)

Cash flows provided by investing activities:
Proceeds from short-term investment	30,037	—
Purchase of property, plant and equipment	(71,306)	(4,192)
Purchase of intangible asset	(5,300)	—
Investment in and advances to equity affiliates	(3,626)	—
Net cash used in investing activities	(50,195)	(4,192)

Cash flows from financing activities:
Proceeds from exercise of stock options	—	8,409
Proceeds from public stock offering, net of offering costs	—	7,059,614
Payments on convertible debentures	—	(1,500,000)
Net cash provided by financing activities	—	5,568,023

Net increase (decrease) in cash and cash equivalents	(3,502,429)	4,321,724

Cash and cash equivalents - beginning of period	4,870,824	549,100

Cash and cash equivalents - end of period	$1,368,395	$4,870,824

Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible debentures to common stock	$—	$2,583,334
Conversion of preferred stock to common stock	$—	$1,801,670

The accompanying notes are an integral part of these consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2018 and 2017

1.	Description of Business

SG Blocks, Inc. (collectively with its subsidiaries, the “Company”) was previously known as CDSI Holdings, Inc., a Delaware corporation incorporated on December 29, 1993. On November 4, 2011, CDSI Merger Sub, Inc., the Company’s wholly-owned subsidiary was merged with and into SG Building Blocks, Inc. (“SG Building,” formerly SG Blocks Inc.) (the “Merger”), with SG Building surviving the Merger and becoming a wholly-owned subsidiary of the Company. The Merger was a reverse merger that was accounted for as a recapitalization of SG Building as SG Building was the accounting acquirer. Accordingly, the historical financial statements presented are the financial statements of SG Building.

The Company provides two main products, both of which are used to meet the growing demand for safe and green commercial, industrial and residential building construction. The Company provides SGBlocksTM, code engineered cargo shipping containers that the Company modifies for use in construction. Rather than consuming new steel and lumber, SGBlocksTM capitalize on the structural engineering and design parameters a shipping container must meet and repurposes them for use in building. They offer the construction industry a safer, greener, faster, longer lasting and more economical alternative to conventional construction methods. The Company also provides purpose-built modules (“SGPBMs” and, together with SGBlocksTM, “Modules”), which are prefabricated steel modular units created specifically for use in modular construction, unlike the shipping containers used to create SGBlocksTM.

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

In connection with the Public Offering and as compensation to the underwriters, the Company issued warrants to purchase an aggregate of 86,250 shares of the Company’s common stock, at an exercise price of $6.25 per share, to certain affiliates of the underwriters. See Note 12 for additional information regarding the underwriters’ warrants.

The Company incurred a total of $1,565,386 in issuance costs in connection with the Public Offering.

As of December 31, 2018, the Company had 4,260,041 shares of common stock issued and outstanding.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2018 and 2017

2.	Liquidity

The Company has prepared its consolidated financial statements on a going concern basis, which assumes that the Company will realize its assets and satisfy its liabilities in the normal course of business. However, the Company has incurred net losses since its inception and has negative operating cash flows which raise substantial doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of the uncertainty concerning the Company’s ability to continue as a going concern.

As of December 31, 2018, the Company had cash and cash equivalents of $1.4 million and a backlog of $97.7 million. Based on our conversations with key customers, the Company anticipates its backlog to convert to revenue over the following period:

2018
Within 1 year	$22,563,674
1 to 2 years	54,639,417
Thereafter	20,454,288
Total Backlog	$97,657,379

Based on the expected conversion timeline of its backlog, the Company expects to generate positive cash flows from operations for the year ending December 31, 2019. The Company believes that it has adequate cash balances to meet obligations coming due in the next twelve months and further intends to meet its capital needs by containing costs, entering into strategic alliances as well as exploring other options, including the possibility of raising additional debt or equity capital as necessary. There is, however, no assurance the Company will be successful in meeting its capital requirements prior to becoming cash flow positive. We do not have any additional sources secured for future funding, and if we are unable to raise the necessary capital at the times we require such funding, we may need to materially change our business plan, including delaying implementation of aspects of such business plan or curtailing or abandoning such business plan altogether.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2018 and 2017

3.	Summary of Significant Accounting Policies

Basis of presentation and principals of consolidation – The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the applicable rules and regulations of the United States Securities and Exchange Commission (“SEC”) and include the accounts of the Company and its wholly owned subsidiaries, SG Building Blocks, Inc. and SG Residential, Inc. All intercompany balances and transactions are eliminated. Certain prior period amounts have been reclassified to conform to the current period’s presentation.

Recently adopted accounting pronouncements - New accounting pronouncements implemented by the Company during the year ended December 31, 2018 are discussed below or in the related notes, where appropriate.

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

In accordance with ASC 606, the Company selected the modified retrospective method to those contracts which were not completed as of January 1, 2018. Under the modified retrospective method, the cumulative effect of applying the standard is recognized at the date of initial application. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts were not adjusted and continue to be reported in accordance with the Company’s historic accounting under ASC 605. In implementing ASC 606, the Company was required to recalculate the revenue earned on any work in process at the implementation date and to restate the revenue and cost of revenues as if ASC 606 had been followed from the inception of the contract. In recalculating costs and revenue under ASC 606 guidelines, no material differences in the account balances were identified. Since material differences were not found, no retrospective analysis of account balance changes was required. See “Revenue recognition” below for further discussion regarding revenue from contracts with customers.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2018 and 2017

3.	Summary of Significant Accounting Policies (continued)

Recently issued accounting pronouncements not yet adopted - New accounting pronouncements requiring implementation in future periods are discussed below.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). The update’s principal objective is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet. ASU 2016-02 continues to retain a distinction between finance and operating leases but requires lessees to recognize a right-of-use asset representing their right to use the underlying asset for the lease term and a corresponding lease liability on the balance sheet for all leases with terms greater than twelve months. The update is effective for fiscal years beginning after December 15, 2018. Early adoption is permitted for financial statements that have not been previously issued. In July 2018, the FASB issued ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements” (“ASU 2018-11”), which provides entities with an additional transition method. Under ASU 2018-11, entities have the option of recognizing the cumulative effect of applying the new standard as an adjustment to beginning retained earnings in the year of adoption while continuing to present all prior periods under previous lease accounting guidance. In July 2018, the FASB also issued ASU No. 2018-10, “Codification Improvements to Topic 842, Leases” (“ASU 2018-10”), which clarifies how to apply certain aspects of ASU 2016-02. The Company will adopt ASU 2016-02, ASU 2018-10 and ASU 2018-11 beginning January 1, 2019. The Company is currently evaluating the effects of ASU 2016-02 on the consolidated financial statements. The Company had no operating lease agreements as of December 31, 2018. Based on the current evaluation, the Company does not expect that ASU No. 2016-02 will have a material impact on the Company’s financial statements.

In January 2017, the FASB issued ASU No. 2017-04, “Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”), to simplify the test for goodwill impairment by removing Step 2. An entity will, therefore, perform the goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognizing an impairment charge for the amount by which the carrying amount exceeds the fair value, not to exceed the total amount of goodwill allocated to the reporting unit. An entity still has the option to perform a qualitative assessment to determine if the quantitative impairment test is necessary. The ASU is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted. Adoption of the ASU is on a prospective basis. Based on current evaluation, the Company does not expect that ASU No. 2017-04 will have a material impact on the Company’s financial statements.

In June 2018, the FASB issued ASU No. 2018-07, “Compensation — Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting” (“ASU 2018-07”), which expands the scope of Topic 718 to include all share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 specifies that Topic 718 applies to all share-based payment transactions in which the grantor acquires goods and services to be used or consumed in its own operations by issuing share-based payment awards. ASU 2018-07 also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under ASC 606. ASU 2018-07 is effective for the Company beginning January 1, 2019, with early adoption permitted. The Company is currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, “Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”). This ASU amends ASC 820 to add, remove and modify certain disclosure requirements for fair value measurements. For example, public companies will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. ASU 2018-13 is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. Management does not expect the adoption of ASU 2018-13 to have a material impact on the Company’s financial position, results of operations or cash flow.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2018 and 2017

3.	Summary of Significant Accounting Policies (continued)

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

Operating cycle – The length of the Company’s contracts varies, but is typically between six to twelve months.  In some instances, the length of the contract may exceed twelve months. Assets and liabilities relating to current and long-term contracts are included in current assets and current liabilities, respectively, in the accompanying balance sheets as they will be liquidated in the normal course of contract completion, which at times could exceed one year.

Revenue recognition – On January 1, 2018, the Company adopted the following ASUs:

ASU 2014-09, “Revenue from Contracts with Customers” outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry specific guidance. ASU 2014-09 outlines a five-step process for revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards, and also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Major provisions include determining which goods and services are distinct and represent separate performance obligations, how variable consideration (which may include change orders and claims) is recognized, whether revenue should be recognized at a point in time or over time and ensuring the time value of money is considered in the transaction price.

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

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2018 and 2017

3.	Summary of Significant Accounting Policies (continued)

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

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2018 and 2017

3.	Summary of Significant Accounting Policies (continued)

Disaggregation of Revenues

The Company’s revenues are principally derived from construction and engineering contracts related to Modules. Our contracts are with many different customers in numerous industries.

The following tables provide further disaggregation of the Company’s revenues by categories:

	Twelve Months Ended December 31,
Revenue by Customer Type	2018		2017
Multi-Family	$344,968	4%	$—	—
Office	2,221,431	27%	1,384,967	28%
Retail	2,332,654	29%	514,428	10%
School	2,697,451	33%	3,122,035	62%
Special Use	559,755	7%	22,838	—
Other	34,453	—	17,317	—
Total revenue by customer type	$8,190,712	100%	$5,061,585	100%

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

Contract assets include unbilled amounts from long-term construction services when revenue recognized under the cost-to-cost measure of progress exceeds the amounts invoiced to customers, as the amounts cannot be billed under the terms of our contracts. Such amounts are recoverable from customers based upon various measures of performance, including achievement of certain milestones, completion of specified units or completion of a contract. Contract assets are generally classified as current within the consolidated balance sheets and labeled as “costs and estimated earnings in excess of billings on uncompleted contracts”.

Contract liabilities from construction and engineering contracts occur when amounts invoiced to customers exceed revenues recognized under the cost-to-cost measure of progress. Contract liabilities additionally include advanced payments from customers on certain contracts. Contract liabilities decrease as the Company recognizes revenue from the satisfaction of the related performance obligation. Contract liabilities are generally classified as current within the consolidated balance sheet and labeled as “billings in excess of costs and estimated earnings on uncompleted contracts”.

Although the Company believes it has established adequate procedures for estimating costs to complete on open contracts, it is at least reasonably possible that additional significant costs could occur on contracts prior to completion. The Company periodically evaluates and revises its estimates and makes adjustments when they are considered necessary.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2018 and 2017

3.	Summary of Significant Accounting Policies (continued)

Impact of the Adoption of ASC 606 on Financial Statements

Prior to implementing ASC 606 on January 1, 2018, the Company’s methods for recognizing revenue were very similar to the current method under ASC 606.  The actual cost as a percent of total expected cost at completion was used to estimate the percentage completed on fixed price jobs. Furthermore, the process for allocating transaction price to performance obligations is also substantially similar to prior years. As a result, no material modifications were required to be made to the Company's method of revenue recognition.

Cash and cash equivalents – The Company considers cash and cash equivalents to include all short-term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less upon acquisition. Cash and cash equivalents totaled $1,368,395 and $4,870,824 for the years ended December 31, 2018 and 2017, respectively.

Short-term investment – The Company classifies its investment consisting of a certificate of deposit with a maturity greater than three months but less than one year as short-term investment.  The Company had no short-term investment as of December 31, 2018. The Company had $30,033 in short-term investment as of December 31, 2017.

Accounts receivable and allowance for doubtful accounts – Accounts receivable are receivables generated from sales to customers and progress billings on performance type contracts. Amounts included in accounts receivable are deemed to be collectible within the Company’s operating cycle. The Company recognizes account receivable at invoiced amounts.

The allowance for doubtful accounts reflects the Company's best estimate of probable losses inherent in the accounts receivable balances. Management provides an allowance for doubtful accounts based on the Company’s historical losses, specific customer circumstances, and general economic conditions. Periodically, management reviews accounts receivable and adjusts the allowance based on current circumstances and charges off uncollectible receivables when all attempts to collect have been exhausted and the prospects for recovery are remote. Recoveries are recognized when they are received. Actual collection losses may differ from our estimates and could be material to our consolidated financial position, result of operations, and cash flows.

Inventory – Raw construction materials (primarily shipping containers) are valued at the lower of cost (first-in, first-out method) or net realizable value. Finished goods and work-in-process inventories are valued at the lower of cost or net realizable value, using the specific identification method. There was no inventory as of December 31, 2018 and 2017.

Goodwill – The Company performs its impairment test of goodwill at the reporting unit level each fiscal year, or more frequently if events or circumstances change that would more likely than not reduce the fair value of its reporting unit below its carrying values. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount, including goodwill. If management concludes that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, management conducts a two-step quantitative goodwill impairment test. The first step of the impairment test involves comparing the fair value of the applicable reporting unit with its carrying value. If the carrying amount of the reporting unit exceeds the reporting unit’s fair value, management performs the second step of the goodwill impairment test. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill. The amount by which the carrying value of the goodwill exceeds its implied fair value, if any, is recognized as an impairment loss. The Company’s evaluation of goodwill completed during the year ended December 31, 2018 resulted in no impairment losses.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2018 and 2017

3.	Summary of Significant Accounting Policies (continued)

Intangible assets – Intangible assets represent the preliminary assets identified upon emergence from bankruptcy and consist of $2,766,000 of proprietary knowledge and technology which is being amortized over 20 years and $1,113,000 of customer contracts which is being amortized over 2.5 years. In addition, included in intangible assets is $28,820 of trademarks and $5,300 of website costs which are being amortized over 5 years. The Company evaluated intangible assets for impairment during the year ended December 31, 2018, and determined that there are no impairment losses. The accumulated amortization and amortization expense as of and for the year ended December 31, 2018 was $1,469,191 and $589,619, respectively. The accumulated amortization and amortization expense as of and for the year ended December 31, 2017 was $879,573 and $587,823, respectively. The estimated amortization expense for the successive five years is as follows:

For the year ending December 31,:
2019	$145,124
2020	145,124
2021	145,124
2022	140,801
2023	139,006
Thereafter	1,728,750
$2,443,929

Property, plant and equipment – Property, plant and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated lives of each asset. Estimated useful life for significant classes of assets are as follows: computer and software 3 to 5 years and equipment 5 to 7 years. Repairs and maintenance are charged to expense when incurred.

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

Common stock purchase warrants and other derivative financial instruments – The Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) provides a choice of net-cash settlement or settlement in the Company’s own shares (physical settlement or net-share settlement) providing that such contracts are indexed to the Company’s own stock. The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if any event occurs and if that event is outside the Company’s control) or (ii) gives the counterparty a choice of net-cash settlement or settlement shares (physical settlement or net-cash settlement). The Company assesses classification of common stock purchase warrants and other free standing derivatives at each reporting date to determine whether a change in classification between assets and liabilities or equity is required.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2018 and 2017

3.	Summary of Significant Accounting Policies (continued)

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

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

Short-term investment: The Company had $30,033 in a short-term investment as of December 31, 2017, which was classified within Level 2 of the valuation hierarchy. During the year ended December 31, 2018, the investment was redeemed, and the proceeds are included in the cash balance at December 31, 2018.

	December 31, 2017	Quoted prices in active market for identical assets (Level l)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Short-term investment	$30,033	$—	$30,033	$—

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2018 and 2017

3.	Summary of Significant Accounting Policies (continued)

Conversion option liabilities: Conversion option liabilities are measured at fair value using the Black-Scholes model and are classified within Level 3 of the valuation hierarchy. For fair value measurements categorized within Level 3 of the fair value hierarchy, the Company’s Chief Financial Officer, who reports to the Chief Executive Officer, determines the Company's valuation policies and procedures. The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s Chief Financial Officer and are approved by the Chief Executive Officer.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis:

For the year ended December 31, 2017
Beginning balance	$384,461
Aggregate fair value of conversion option liabilities issued	—
Change in fair value related to conversion of convertible debentures	(288,134)
Change in fair value of conversion option liabilities	(96,327)
Ending balance	$—

The Company presented conversion option liabilities at fair value on its consolidated balance sheets, with the corresponding changes in fair value recorded in the Company’s consolidated statements of operations for the applicable reporting periods. As disclosed in Note 7, the Company computed the fair value of the conversion option liabilities at the dates of issuance and the reporting dates of December 31, 2017, using a Black-Scholes model.

Share-based payments – The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, including non-employee directors, the fair value of a stock option award is measured on the grant date. The fair value amount is then recognized over the period services are required to be provided in exchange for the award, usually the vesting period. The Company recognizes stock-based compensation expense on a graded-vesting basis over the requisite service period for each separately vesting tranche of each award. Stock-based compensation expense to employees and all directors are reported within payroll and related expenses in the consolidated statements of operations. Stock-based compensation expense to non-employees is reported within marketing and business development expense in the consolidated statements of operations.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2018 and 2017

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

Impact of the Tax Cuts and Jobs Act

The TCJA was enacted in the United States on December 22, 2017. Among other things, the TCJA lowered the corporate tax rate from 35.0% to 21.0% and imposed a one-time transition tax on unremitted earnings as of the end of 2017. The Securities and Exchange Commission issued Staff Accounting Bulletin No. 118, “Income Tax Accounting Implications of the Tax Cuts and Jobs Act” (“SAB 118”), to address the GAAP application of the TCJA. SAB 118 provided companies up to a year to finalize accounting for the impacts of the TCJA. The Company recognized the income tax effects of the TCJA in its consolidated financial statements for the year ended December 31, 2018. During the year ended December 31, 2018, the Company did not have any provisional tax expense for foreign withholding taxes associated with the TCJA.

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

With respect to receivables, concentrations of credit risk are limited to a few customers in the construction industry. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers other than normal lien rights. At December 31, 2018 and 2017, 76% and 81%, respectively, of the Company’s accounts receivable were due from two customers.

Revenue relating to three and two customers represented approximately 66% and 80% of the Company’s total revenue for the years ended December 31, 2018 and 2017, respectively.

Cost of revenue relating to two and one vendors represented approximately 55% of the Company’s total cost of revenue for the years ended December 31, 2018 and 2017, respectively. The Company believes it has access to alternative suppliers, with limited disruption to the business, should circumstances change with its existing suppliers.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2018 and 2017

4.	Accounts Receivable

At December 31, 2018 and 2017, the Company’s accounts receivable consisted of the following:

	2018	2017
Billed:
Block sales	$14,723	$—
Construction services	1,619,498	2,470,526
Engineering services	400,877	196,008
Retainage receivable	543,417	373,576
Other receivable	7,706	—
Total gross receivables	2,586,221	3,040,110
Less: allowance for doubtful accounts (1)	(839,895)	(34,235)
Total net receivables	$1,746,326	$3,005,875
(1) The change in allowance for doubtful accounts is primarily due to unpaid billings on a contract that is currently in dispute.

Receivables are evaluated for collectability and allowances for potential losses are established or maintained on applicable receivables.  The allowance for doubtful accounts was $34,235 as of December 31, 2017. The provision for doubtful accounts was $810,580 for 2018 and write offs were $4,920. The was no provision for doubtful accounts in 2017 and no write offs.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2018 and 2017

5.	Contract Assets and Contract Liabilities

Costs and estimated earnings on uncompleted contracts consisted of the following at December 31, 2018 and 2017:

	2018	2017
Costs incurred on uncompleted contracts	$11,307,975	$3,681,965
Estimated earnings to date on uncompleted contracts	838,615	328,273
Gross contract assets	12,146,590	4,010,238
Less: billings to date	(13,221,152)	(5,622,111)
Net contract assets (liabilities)	$(1,074,562)	$(1,611,873)

The above amounts are included in the accompanying consolidated balance sheets under the following captions at December 31, 2018 and 2017.

	2018	2017
Costs and estimated earnings in excess of billings on uncompleted contracts	$260,325	$61,175
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,334,887)	(1,673,048)
Net contract assets (liabilities)	$(1,074,562)	$(1,611,873)

Although management believes it has established adequate procedures for estimating costs to complete on open contracts, it is at least reasonably possible that additional significant costs could occur on contracts prior to completion. The Company periodically evaluates and revises its estimates and makes adjustments when they are considered necessary.

6.	Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation and amortization and depreciated using the straight-line method over their useful lives. At December 31, 2018 and 2017, the Company’s property, plant and equipment, net consisted of the following:

	2018	2017
Computer equipment and software	$39,193	$28,370
Furniture and other equipment	63,479	2,997
Property, plant and equipment	102,672	31,367
Less: accumulated depreciation	(31,335)	(24,571)
Property, plant and equipment, net	$71,337	$6,796

Depreciation expense for the years ended December 31, 2018 and 2017 amounted to $6,764 and $2,955 respectively.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2018 and 2017

7.	Convertible Debentures

On June 30, 2016, the effective date of the bankruptcy plan, and pursuant to the terms of the bankruptcy plan, the Company entered into the Securities Purchase Agreement, dated June 30, 2016, pursuant to which the Company sold, for a subscription price of $2,000,000, a 12% Original Issue Discount Senior Secured Convertible Debenture to Hillair Capital Investments L.P. (“HCI”)  in the principal amount of $2,500,000, with a maturity date of June 30, 2018 (the “Exit Facility”). The Exit Facility was convertible at HCI’s option at any time in whole or in part into shares of post-reverse split common stock at a ratio of 1 share for every $3.75 of debt.

On November 17, 2016, the Company entered into a Securities Purchase Agreement with HCI, for which the Company sold, for a subscription price of $750,000, a 12% Original Issue Discount Senior Secured Convertible Debenture to HCI in the amount of $937,500, with a maturity date of June 30, 2018 (the “November 2016 OID” and, together with the Exit Facility, the “2016 Debentures”). The November 2016 OID was convertible at HCI’s option at any time, in whole or in part, into shares of post-reverse split common stock at a ratio of 1 share for every $3.75 of debt.

In connection with the Public Offering, HCI converted $1,937,500 of the 2016 Debentures into 516,667 shares of post-reverse split common stock. The Company recorded a loss of $1,018,475 on the conversion of the 2016 Debentures for the year ended December 31, 2017. The Company repaid the remaining outstanding balance of $1,500,000 using proceedings from the Public Offering.

For the year ended December 31, 2017, total amortization relating to the discount amounted to $330,388 and is included in interest expense on the accompanying consolidated statement of operations.

In connection with the 2016 Debentures, the Company bifurcated the conversion option from its debt host. The fair value of the conversion option liabilities were determined to be $503,971 at the date of issuance, utilizing a Black-Scholes model. Consequently, the Company recorded a discount of $503,971 on the debentures, which will be amortized over the term of the debenture, using the effective interest method. The fair value of the conversion option liabilities as of December 31, 2017 was $0.

8.	Income Taxes

The Company’s provision (benefit) for income taxes consists of the following for the year ended December 31, 2018 and 2017:

	2018	2017
Deferred:
Federal	$94,031	$2,126,062
State and local	(449,796)	200,294
Total deferred	(355,765)	2,326,356
Total provision (benefit) for income taxes	(355,765)	2,326,356
Less: valuation reserve	355,765	(2,326,356)
Income tax provision	$—	$—

A reconciliation of the federal statutory rate to 0% for the year ended December 31, 2018 and 2017 to the effective rate for income from operations before income taxes is as follows:

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2018 and 2017

8.	Income Taxes (continued)

	2018	2017

Benefit for income taxes at federal statutory rate	21.0%	34.0%
State and local income taxes, net of federal benefit	7.4	7.4
Differences attributable to the Tax and Jobs Cut Act	—	(32.0)
Differences attributable to change in state business apportionment	—	(4.7)
Loss on debt conversion	—	(9.1)
Prior year adjustment of taxes	—	(47.1)
Other	—	(0.1)
Less valuation allowance	(28.4)	51.6
Effective income tax rate	0.0%	0.0%

The tax effects of these temporary differences along with the net operating losses, net of an allowance for credits, have been recognized as deferred tax assets (liabilities) at December 31, 2018 and 2017 as follows:

	2018	2017
Net operating loss carryforward	$2,786,519	$3,738,980
Bad debt reserve	238,194	9,709
Employee stock compensation	364,699	255,322
Intangible assets	(684,722)	(858,811)
Depreciation	(2,548)	2,567
Accrued expenses	89,861	—
Charity	233	234
Net deferred tax asset	2,792,236	3,148,001
Valuation allowance	(2,792,236)	(3,148,001)
Net deferred tax asset	$—	$—

The Company establishes a valuation allowance, if based on the weight of available evidence, it is more likely than not that some portion or all of the deferred assets will not be realized. During 2018 certain adjustments were made to the Company’s net operating loss carryforward tax asset for IRC Section 382 limitations. The valuation allowance increased (decreased) by $(335,765) and $(2,326,356) during 2018 and 2017, respectively.

As of December 31, 2018, the Company had a net operating loss carryforward of approximately $9.8 million for Federal and State tax purposes. The net operating loss expires beginning 2030 through 2037. The Company’s net operating loss carryforward may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code.

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

The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expenses. As of December 31, 2018, the Company has no unrecognized tax positions, including interest and penalties. The tax years 2015 - 2017 are still open to examination by the major tax jurisdictions in which the Company operates. The Company files returns in the United States Federal tax jurisdiction and various other state jurisdictions.
F-21

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2018 and 2017

9.	Net Income (Loss) Per Share

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

At December 31, 2018, there were options, including options granted to non-employees and non-directors, restricted stock units and warrants to purchase 1,155,059, 22,364 and 86,250 shares of common stock, respectively, outstanding that could potentially dilute future net income (loss) per share. Because the Company had a net loss as of December 31, 2018, it is prohibited from including potential common shares in the computation of diluted per share amounts. Accordingly, the Company has used the same number of shares outstanding to calculate both the basic and diluted loss per share. At December 31, 2017, there were options, including options to non-employees and non-directors, and warrants to purchase 938,392 and 86,250 shares of common stock, respectively, outstanding that could potentially dilute future net income (loss) per share.

10.	Construction Backlog

The following represents the backlog of signed construction and engineering contracts in existence at December 31, 2018 and 2017, which represents the amount of revenue the Company expects to realize from work to be performed on uncompleted contracts in progress and from contractual agreements in effect at December 31, 2018 and December 31, 2017, respectively, on which work has not yet begun:

	2018	2017
Balance - beginning of period	$76,659,029	$541,291
New contracts and change orders during the period	29,189,062	81,179,323
Subtotal	105,848,091	81,720,614
Less: contract revenue earned during the period	(8,190,712)	(5,061,585)
Balance - end of period	$97,657,379	$76,659,029

Backlog at December 31, 2018 included two large contracts entered into by the Company during the third quarter of 2017 and one contract during the last quarter of 2018 in the amounts of approximately $55 million, $15 million and $25 million, respectively. During the fourth quarter of 2018, the Company moved contract of $27.5 million out of our backlog and moved it into our pipeline until the customer completes a highest and best use analysis of the land. The Company expects that all of this revenue will be realized by June 30, 2021.

The Company’s remaining backlog as of December 31, 2018 represent the remaining transaction price of firm contracts for which work has not been performed and excludes unexercised contract options.  As of December 31, 2018, the aggregate amount of the transaction price allocated to backlog was $97,657,379.

The Company expects to satisfy its backlog which represents the remaining unsatisfied performance obligation on contracts as of December 31, 2018 over the following period:

2018
Within 1 year	$22,563,674
1 to 2 years	54,639,417
Thereafter	20,454,288
Total Backlog	$97,657,379

Although backlog reflects business that is considered to be firm, cancellations, deferrals or scope adjustments may occur. Backlog is adjusted to reflect any known project cancellations, revisions to project scope and cost and project deferrals, as appropriate.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2018 and 2017

11.	Stockholders’ Equity

Public Offering – In June 2017, the Company issued 1,500,000 shares of its common stock at $5.00 per share through the Public Offering. The Company incurred $1,388,615 in issuance costs from the Public Offering and issued 75,000 warrants valued at $55,475 to the underwriters (as discussed in Note 12).

In July 2017, as permitted by the underwriting agreement entered into in connection with the Public Offering, the underwriters exercised their option to purchase an additional 225,000 shares of common stock at $5.00 per share. The Company incurred $176,771 in issuance costs from this issuance. In connection with this exercise, certain affiliates of the underwriters were granted additional warrants to purchase 11,250 shares of common stock in the aggregate valued at $8,321 (as discussed in Note 12).

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

Issuance of Common Stock and Options for Services – In accordance with the Advisory Agreement (as defined below), a consultant was issued 50,000 shares of the Company’s common stock for services that were required to be performed by November 30, 2017. The fair market value of these shares amounted to $254,500 as of November 30, 2017 which were expensed as general and administrative expenses. The consultant also received options to purchase 50,000 shares, which vest upon the completion of certain performance conditions.

Exercise of Stock Options – On November 20, 2017, 2,803 options to purchase the Company’s common stock were exercised at an exercise price of $3.00 per share.

12.	Warrants

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

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2018 and 2017

13.	Share-based Compensation

On October 26, 2016, the Company’s Board of Directors approved the issuance of up to 500,000 shares of the Company’s common stock in the form of restricted stock or options (“2016 Stock Plan”). Effective January 20, 2017, the 2016 Stock Plan was amended and restated as the SG Blocks, Inc. Stock Incentive Plan, as further amended effective June 1, 2018 (the “Incentive Plan”). The Incentive Plan authorizes the issuance of up to 2,500,000 shares of common stock. It authorizes the issuance of equity-based awards in the form of stock options, stock appreciation rights, restricted shares, restricted share units, other share-based awards and cash-based awards  to non-employee directors and to officers, employees and consultants of the Company and its subsidiary, except that incentive stock options may only be granted to the Company’s employees and its subsidiary’s employees. The Incentive Plan expires on October 26, 2026, and is administered by the Company’s Compensation Committee of the Board of Directors. Each of the Company’s employees, directors, and consultants are eligible to participate in the Incentive Plan. As of December 31, 2018, there were 1,258,691 shares of common stock available for issuance under the Incentive Plan.

Stock-Based Compensation Expense

Stock-based compensation expense is included in the consolidated statements of operations as follows:

	Year Ended December 31,
	2018	2017
Payroll and related expenses	$396,214	$701,402
Total	$396,214	$701,402

The following table presents total stock-based compensation expense by security type included in the consolidated statements of operations:

	Year Ended December 31,
	2018	2017
Stock options	$332,662	$701,402
RSUs	63,552	—
Total	$396,214	$701,402

Stock-Based Option Awards

The fair value of the stock-based option awards granted during the years ended December 31, 2018 and 2017, were estimated at the date of grant using the Black-Scholes option valuation model with the following assumptions:

	2018	2017
Expected dividend yield	0%	0%
Expected stock volatility	25.7%	25.5-44%
Risk-free interest rate	2.56%	1.78-2.11%
Expected life	5.00	5.5

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2018 and 2017

13.	Share-based Compensation (continued)

Because the Company does not have significant historical data on employee exercise behavior, the Company uses the “Simplified Method” to calculate the expected life of the stock-based option awards granted to employees. The simplified method is calculated by averaging the vesting period and contractual term of the options.

The following table summarizes stock-based option activities and changes during the years ended December 31, 2018 and 2017. The table includes options granted to employees and directors of the Company and does not include 50,000 options granted to a consultant during 2017, as described below:

	Shares	Weighted Average Fair Value Per Share	Weighted Average Exercise Price Per Share	Weighted Average Remaining Terms (in years)	Aggregate Intrinsic Value
Outstanding – December 31, 2016 - Successor	295,051	$1.25	$3.00	—	$—
Granted	598,552	1.22	4.28
Exercised	(2,803)	—	—
Cancelled	(2,408)	—	—
Outstanding – December 31, 2017	888,392	$1.23	$3.86	9.15	$1,881,869
Granted	250,000	1.28	4.61
Exercised	—	—	—
Cancelled	(33,333)	—	—
Outstanding – December 31, 2018	1,105,059	1.24	4.06	8.41	$—
Exercisable – December 31, 2017	738,608	1.22	4.04	9.19	1,435,515
Exercisable – December 31, 2018	949,355	$1.23	$4.00	8.30	$—

For the years ended December 31, 2018 and December 31, 2017, the Company recognized stock-based compensation expense of $332,662 and $701,402, respectively, related to stock options. This expense is included in payroll and related expenses in the accompanying consolidated statements of operations.

As of December 31, 2018, there was $195,914 of total unrecognized compensation costs related to non-vested stock options, which will be expensed over a weighted average period of 1.28 years. The intrinsic value is calculated as the difference between the fair value of the stock price at year end and the exercise price of each of the outstanding stock options. The fair value of the stock price at December 31, 2018 was $2.71 per share.

On January 30, 2017, the Company granted Mr. Galvin, Mr. Armstrong, Mr. Shetty, and three employees of the Company options to purchase 96,814, 34,481, 69,038 and an aggregate of 47,010, respectively, shares of the Company’s common stock with an exercise price of $3.00 per share. These options were granted pursuant to the 2016 Stock Plan. These options vested in equal quarterly installments over a two year period and were vested in full by the end of December 31, 2018, in accordance with the underlying agreement. The fair value of these options upon issuance amounted to $316,599.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2018 and 2017

13.	Share-based Compensation (continued)

In March 2017, Mr. Galvin and Mr. Shetty were granted options to purchase 185,425 and 132,446 shares of the Company’s common stock, respectively. The exercise price of such options was contingent on the offering price of the Public Offering and based on the $5.00 Public Offering Price; as such, 185,425 of such options have an exercise price of $5.00 per share and 132,446 have an exercise price of $6.00 per share. These options vested during the three months ended September 30, 2017, when certain performance conditions were met. The fair value of these options upon issuance amounted to $370,558.

Also in March 2017, the Company issued options to purchase an aggregate of 33,334 shares of the Company’s common stock to two directors. Such options have an exercise price of $3.00 per share, and vest in quarterly installments, in accordance with the underlying agreement. These options vested in full by December 31, 2017. The fair value of these options upon issuance amounted to $42,934.

In March 2018, the Company granted Mr. Galvin, Mr. Shetty and six employees of the Company options to purchase 82,154, 81,342 and an aggregate of 86,504, respectively, shares of the Company’s common stock with an exercise price of $4.61 per share. These options vest in equal quarterly installments over either a two-year and three-year period and will fully vest by the end of March 31, 2021. The options with a two-year period, which includes those granted to Mr. Galvin and Mr. Shetty, will vest in full by December 31, 2019; the options with a three-year vesting period will vest in full by March 31, 2021. The fair value of these options upon issuance amounted to $320,000.

Non-Employee Stock Options

In September 2017, in connection with an advisory agreement entered into by the Company (the “Advisory Agreement”), a consultant was granted options to purchase 50,000 shares of the Company’s common stock, with an exercise price of $6.25. The options vest when certain performance conditions are met. These performance conditions consist of the purchase of fifty modular units from the Company by qualified customers. As of December 31, 2018, these options have not vested.

Restricted Stock Units

Effective July 26, 2018, a total of 27,955 of restricted stock units were granted to the Company’s non-employee directors, under the Company’s stock-based compensation plan, at the calculated fair value of $5.36 per share, which represents the average closing price of the Company’s common stock for the ten trading days immediately preceding and including the grant date. Restricted stock units granted to directors in 2018 vest on the earlier of (A) the first anniversary of the date of the grant or (B) the date of the annual meeting of the Company’s stockholders that occurs in the year immediately following the date of the grant; and are payable six months after the termination of the director from the Board or death or disability. For the year ended December 31, 2018, the Company recognized stock-based compensation of $63,552 related to restricted stock units. This expense is included in the payroll and related expenses in the accompanying condensed consolidated statement of operations.

The following table summarized restricted stock unit activities during the year ended December 31, 2018:

Number of Shares
Non-vested balance at January 1, 2018	—
Granted	27,955
Vested	—
Forfeited/Expired	(5,591)
Non-vested balance at December 31, 2018	22,364

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2018 and 2017

14.	Commitments and Contingencies

Legal Proceedings

We are subject to certain claims and lawsuits arising in the normal course of business. We assess our liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. Where it is probable that we will incur a loss and the amount of the loss can be reasonably estimated, we record a liability in our consolidated financial statements. These legal accruals may be increased or decreased to reflect any relevant developments on a quarterly basis. Where a loss is not probable or the amount of the loss is not estimable, we do not record an accrual, consistent with applicable accounting guidance. Based on information currently available to us, advice of counsel, and available insurance coverage, we believe that our established accruals are adequate and the liabilities arising from the legal proceedings will not have a material adverse effect on our consolidated financial condition. We note, however, that in light of the inherent uncertainty in legal proceedings there can be no assurance that the ultimate resolution of a matter will not exceed established accruals. As a result, the outcome of a particular matter or a combination of matters may be material to our results of operations for a particular period, depending upon the size of the loss or our income for that particular period.

Pizzarotti Litigation - On or about August 10, 2018, Pizzarotti, LLC filed a complaint against the Company and Mahesh Shetty, the Company’s President, and others seeking unspecified damages for an alleged breach of contract by the Company and another entity named Phipps & Co. (“Phipps”). The lawsuit was filed as Pizzarotti, LLC. v. Phipps & Co., et al., Index No. 653996/2018 and commenced in the Supreme Court of the State of New York for the County of New York.

The claims against the Company arise from an Assignment Agreement, dated as of May 30, 2018, between Pizzarotti, Phipps and the Company (the “Assignment Agreement”), pursuant to which the Company intended to provide a letter of credit in exchange for an assignment of the proceeds from certain subcontracted work to be provided by Phipps to Pizzarotti. The Assignment Agreement was ultimately terminated, and the Company returned all payments to Phipps. Notwithstanding the above, Pizzarotti has sued seeking damages for nonperformance of the sub-contracted work and the return of a $500,000 payment from Phipps.

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

Vendor Litigation - On January 1, 2019, SG Blocks filed a suit against Teton Buildings, LLC (“Teton”) to recover breach of contract damages of approximately $2,100,000 plus attorneys’ fees related to the HOLA Community Partners construction project in Los Angeles, California (the “HOLA Project”), for which Teton was engaged by the Company to supply modular units in early 2017. The Company’s complaint alleged that Teton failed to comply with specific product requirements with respect to the modular units for the HOLA Project and that Teton’s delay and product quality resulted in damages. The Company’s claims include breach of contract, negligence, and breach of express warranty. The lawsuit was filed as SG Blocks, Inc. v. Teton Buildings, LLC; Case Number 2019-02827 in the United States District Court for the Southern District of Texas.

SG Blocks believes it will prevail on the merits of the case. As with any litigation at this early stage, the cost of litigating and the outcome remain uncertain.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2018 and 2017

14.	Commitments and Contingencies (continued)

HOLA Community Partners Matter - There is an ongoing dispute between the Company and HOLA Community Partners, a California non-profit corporation, in connection with the parties’ Construction and Delivery Agreement, dated June 1, 2017, pursuant to which HOLA Community Partners hired the Company for design, engineering, fabrication, and installation services for the construction of the HOLA Project. The Company claims that HOLA Community Partners owes the Company certain amounts due for work performed on the HOLA Project and extra costs incurred due to delays and impacts caused by HOLA Community Partners. HOLA Community Partners disputes the amounts owed, and claims that the Company failed to meet its contractual obligations. The parties are in ongoing settlement discussions. Neither party has commenced litigation as of the date of this Form 10-K.

In addition, the Company is subject to other routine legal proceedings, claims, and litigation in the ordinary course of its business. Defending lawsuits requires significant management attention and financial resources and the outcome of any litigation, including the matters described above, is inherently uncertain. The Company does not, however, currently expect that the costs to resolve these routine matters will have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

