Form 10-Q
period 2019-03-31
SG BLOCKS, INC.
filed 2019-05-13
CIK 1023994

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☒    No ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.01	SGBX	The Nasdaq Stock Market LLC

As of May 6, 2019, there were 5,107,791 shares of the registrant’s common stock, $0.01 par value, outstanding.

SG BLOCKS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

PART I. FINANCIAL INFORMATION

ITEM 1.     Financial Statements

SG BLOCKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$250,464	$1,368,395
Accounts receivable, net	2,956,614	1,746,326
Costs and estimated earnings in excess of billings on uncompleted contracts	12,424	260,325
Prepaid expenses and other current assets	781,046	986,687
Total current assets	4,000,548	4,361,733

Property, plant and equipment, net	68,172	71,337
Goodwill	4,162,173	4,162,173
Intangible assets, net	2,407,648	2,443,929
Total Assets	$10,638,541	$11,039,172

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$2,251,920	$2,624,218
Billings in excess of costs and estimated earnings on uncompleted contracts	1,580,481	1,334,887
Total current liabilities	3,832,401	3,959,105

Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, $1.00 par value, 5,405,010 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized; 4,260,041 issued and outstanding as of March 31, 2019 and December 31, 2018	42,601	42,601
Additional paid-in capital	17,917,551	17,700,743
Accumulated deficit	(11,154,012)	(10,663,277)
Total stockholders’ equity	6,806,140	7,080,067
Total Liabilities and Stockholders’ Equity	$10,638,541	$11,039,172

The accompanying notes are an integral part of these condensed consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2019	2018
	(Unaudited)	(Unaudited)
Revenue:
Construction services	$1,658,074	$1,543,526
Engineering services	77,050	—
Total	1,735,124	1,543,526

Cost of revenue:
Construction services	1,159,229	1,379,930
Engineering services	31,790	—
Total	1,191,019	1,379,930

Gross profit	544,105	163,596

Operating expenses:
Payroll and related expenses	638,550	405,418
General and administrative expenses	333,000	426,275
Marketing and business development expense	47,359	81,047
Pre-project expenses	15,931	4,964
Total	1,034,840	917,704

Operating loss	(490,735)	(754,108)

Other income (expense):
Interest income	—	4
Total	—	4

Loss before income taxes	(490,735)	(754,104)
Income tax expense	—	—

Net loss	$(490,735)	$(754,104)

Net loss per share - basic and diluted:
Basic and diluted	$(0.12)	$(0.18)

Weighted average shares outstanding:
Basic and diluted	4,260,041	4,260,041

The accompanying notes are an integral part of these condensed consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

	$0.01 Par Value Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance – December 31, 2017	4,260,041	$42,601	$17,304,529	$(5,819,256)	$11,527,874
Stock-based compensation	—	—	79,989	—	79,989
Net loss	—	—	—	(754,104)	(754,104)
Balance – March 31, 2018	4,260,041	$42,601	$17,384,518	$(6,573,360)	$10,853,759

Balance – December 31, 2018	4,260,041	$42,601	$17,700,743	$(10,663,277)	$7,080,067
Stock-based compensation	—	—	216,808	—	216,808
Net loss	—	—	—	(490,735)	(490,735)
Balance – March 31, 2019	4,260,041	$42,601	$17,917,551	$(11,154,012)	$6,806,140

The accompanying notes are an integral part of these condensed consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31, 2019	For the Three Months Ended March 31, 2018
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(490,735)	$(754,104)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	3,165	931
Amortization of intangible assets	36,281	147,316
Interest income on short-term investment	—	(4)
Stock-based compensation	162,493	79,989
Changes in operating assets and liabilities:
Accounts receivable	(1,210,288)	1,576,243
Cost and estimated earnings in excess of billings on uncompleted contracts	247,901	59,763
Prepaid expenses and other current assets	205,641	(442,192)
Accounts payable and accrued expenses	(317,983)	(542,879)
Billings in excess of costs and estimated earnings on uncompleted contracts	245,594	(509,846)
Net cash used in operating activities	(1,117,931)	(384,783)

Cash flows from investing activities:
Proceeds from short-term investment	—	30,037
Purchase of property, plant and equipment	—	(3,184)
Net cash provided by investing activities	—	26,853

Cash flows from financing activities:
Net cash provided by financing activities	—	—

Net decrease in cash and cash equivalents	(1,117,931)	(357,930)

Cash and cash equivalents - beginning of period	1,368,395	4,870,824

Cash and cash equivalents - end of period	$250,464	$4,512,894

Supplemental disclosure of non-cash investing and financing activities:
Non cash conversion of salary liability to restricted stock units	$54,315	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2019 and 2018 (Unaudited)

1.	Description of Business

SG Blocks, Inc. (collectively with its subsidiaries, the “Company,” “we”, “us” or “our”) was previously known as CDSI Holdings, Inc., a Delaware corporation incorporated on December 29, 1993. On November 4, 2011, CDSI Merger Sub, Inc., the Company’s wholly-owned subsidiary, was merged with and into SG Building Blocks, Inc. (“SG Building,” formerly SG Blocks Inc.) (the “Merger”), with SG Building surviving the Merger and becoming a wholly-owned subsidiary of the Company. The Merger was a reverse merger that was accounted for as a recapitalization of SG Building, as SG Building was the accounting acquirer. Accordingly, the historical financial statements presented are the financial statements of SG Building.

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

The Company also provides engineering and project management services related to the use and modification of Modules in construction.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2019 and 2018 (Unaudited)

2.	Liquidity

The Company has prepared its condensed consolidated financial statements on a going concern basis, which assumes that the Company will realize its assets and satisfy its liabilities in the normal course of business. However, the Company has incurred net losses since its inception and has negative operating cash flows, which raise substantial doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of the uncertainty concerning the Company’s ability to continue as a going concern.

As of March 31, 2019, the Company had cash and cash equivalents of $250,464 and a backlog of $95.8 million. See Note 8 for a discussion of construction backlog. Based on our conversations with key customers, the Company anticipates its backlog to convert to revenue over the following period:

2019
Within 1 year	$20,847,051
1 to 2 years	54,546,876
Thereafter	20,445,913
Total Backlog	$95,839,840

Based on the expected conversion timeline of its backlog, the Company expects to generate positive cash flows from operations for the year ending December 31, 2019. The Company believes that it has adequate cash balances to meet obligations coming due in the next twelve months and further intends to meet its capital needs by containing costs and entering into strategic alliances, as well as exploring other options, including the possibility of raising additional debt or equity capital as necessary. The Company completed an equity offering in April 2019, which resulted in net proceeds of approximately $692,248. See Note 13 for a discussion of the offering. There is, however, no assurance the Company will be successful in meeting its capital requirements prior to becoming cash flow positive. The Company does not have any additional sources secured for future funding, and if it is unable to raise the necessary capital at the times it requires such funding, it may need to materially change its business plan, including delaying implementation of aspects of such business plan or curtailing or abandoning such business plan altogether.
7

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2019 and 2018 (Unaudited)

3.	Summary of Significant Accounting Policies

Basis of presentation and principals of consolidation – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. The condensed consolidated financial statements and notes should be read in conjunction with the financial statements and notes for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission on March 29, 2019. In the opinion of management, all adjustments, consisting of normal accruals, considered necessary for a fair presentation of the interim financial statements have been included. Results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, SG Building Blocks, Inc. and SG Residential, Inc. All significant intercompany accounts and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current period’s presentation.

Recently adopted accounting pronouncements – New accounting pronouncements implemented by the Company are discussed below or in the related notes, where appropriate.

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). The update’s principal objective is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet. ASU 2016-02 continues to retain a distinction between finance and operating leases but requires lessees to recognize a right-of-use asset representing their right to use the underlying asset for the lease term and a corresponding lease liability on the balance sheet for all leases with terms greater than twelve months. The update is effective for fiscal years beginning after December 15, 2018. In July 2018, the FASB issued ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements” (“ASU 2018-11”), which provides entities with an additional transition method. Under ASU 2018-11, entities have the option of recognizing the cumulative effect of applying the new standard as an adjustment to beginning retained earnings in the year of adoption while continuing to present all prior periods under previous lease accounting guidance. In July 2018, the FASB also issued ASU No. 2018-10, “Codification Improvements to Topic 842, Leases” (“ASU 2018-10”), which clarifies how to apply certain aspects of ASU 2016-02. The Company adopted ASU 2016-02, ASU 2018-10 and ASU 2018-11 effective January 1, 2019. The Company had no operating or finance lease agreements as of March 31, 2019. The adoption of ASU No. 2016-02 did not have a material impact on the Company’s financial statements and disclosures.

In June 2018, the FASB issued ASU No. 2018-07, “Compensation — Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting” (“ASU 2018-07”), which expands the scope of Topic 718 to include all share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 specifies that Topic 718 applies to all share-based payment transactions in which the grantor acquires goods and services to be used or consumed in its own operations by issuing share-based payment awards. Under ASC 718, the measurement date for equity-classified, share-based awards is generally the grant date of the award. ASU 2018-07 also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under ASC 606. The Company adopted ASU 2018-07 effective January 1, 2019. The adoption provides administrative relief by fixing the remaining unamortized expense of the award and eliminating the requirement to quarterly re-measure the Company’s nonemployee awards. The adoption of ASU No. 2018-07 did not have a material impact on the Company’s financial statements and disclosures.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2019 and 2018 (Unaudited)

3.	Summary of Significant Accounting Policies (continued)

Recently issued accounting pronouncements not yet adopted – New accounting pronouncements requiring implementation in future periods are discussed below.

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

Accounting estimates – The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Significant areas that require the Company to make estimates include revenue recognition, stock-based compensation and allowance for doubtful accounts. Actual results could differ from those estimates.

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

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2019 and 2018 (Unaudited)

3.	Summary of Significant Accounting Policies (continued)

Revenue recognition – The Company applies recognition of revenue over time, which is similar to the method the Company applied under previous guidance (i.e., percentage of completion). The Company determines, at contract inception, whether it will transfer control of a promised good or service over time or at a point in time—regardless of the length of contract or other factors. The recognition of revenue aligns with the timing of when promised goods or services are transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. To achieve this core principle, the Company applies the following five steps in accordance with its revenue policy:

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

The following tables provide further disaggregation of the Company’s revenues by categories:

	Three Months Ended March 31,
Revenue by Customer Type	2019		2018
Multi-Family	$70,873	4%	$—	—%
Office	1,125,603	65%	363,629	24%
Retail	530,659	31%	114,944	7%
School	—	—%	759,835	49%
Special Use	6,812	—%	305,118	20%
Other	1,177	—%	—	—%
Total revenue by customer type	$1,735,124	100%	$1,543,526	100%

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2019 and 2018 (Unaudited)

3.	Summary of Significant Accounting Policies (continued)

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

Cash and cash equivalents – The Company considers cash and cash equivalents to include all short-term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less upon acquisition. Cash and cash equivalents totaled $250,464 as of March 31, 2019 and $1,368,395 as of December 31, 2018.

Short-term investment – The Company classifies any investment with a maturity greater than three months but less than one year as short-term investment.  The Company had no short-term investments as of March 31, 2019 or December 31, 2018.

Accounts receivable and allowance for doubtful accounts – Accounts receivable are receivables generated from sales to customers and progress billings on performance type contracts. Amounts included in accounts receivable are deemed to be collectible within the Company’s operating cycle. The Company recognizes account receivable at invoiced amounts.

The allowance for doubtful accounts reflects the Company's best estimate of probable losses inherent in the accounts receivable balances. Management provides an allowance for doubtful accounts based on the Company’s historical losses, specific customer circumstances, and general economic conditions. Periodically, management reviews accounts receivable and adjusts the allowance based on current circumstances and charges off uncollectible receivables when all attempts to collect have been exhausted and the prospects for recovery are remote. Recoveries are recognized when they are received. Actual collection losses may differ from the Company’s estimates and could be material to its consolidated financial position, result of operations, and cash flows.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2019 and 2018 (Unaudited)

3.	Summary of Significant Accounting Policies (continued)

Inventory – Raw construction materials (primarily shipping containers) are valued at the lower of cost (first-in, first-out method) or net realizable value. Finished goods and work-in-process inventories are valued at the lower of cost or net realizable value, using the specific identification method. There was no inventory as of March 31, 2019 or December 31, 2018.

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

Intangible assets – Intangible assets represent the preliminary assets identified upon emergence from bankruptcy and consist of $2,766,000 of proprietary knowledge and technology which is being amortized over 20 years and $1,113,000 of customer contracts which was being amortized over 2.5 years. In addition, intangible assets include $28,820 of trademarks and $5,300 of website costs which are being amortized over 5 years. The Company evaluated intangible assets for impairment during the year ended December 31, 2018, and determined that there were no impairment losses. The accumulated amortization as of March 31, 2019 and 2018 was $1,505,472 and $1,026,889, respectively. The amortization expense for the three months ended March 31, 2019 and 2018 was $36,281 and $147,316, respectively. The estimated amortization expense for the successive five years is as follows:

For the year ended December 31,
2019	$108,843
2020	145,124
2021	145,124
2022	140,801
2023	139,007
Thereafter	1,728,749
$2,407,648

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

For the Three Months Ended March 31, 2019 and 2018 (Unaudited)

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

With respect to receivables, concentrations of credit risk are limited to a few customers in the construction industry. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers other than normal lien rights. At March 31, 2019 and December 31, 2018, 72% and 76%, respectively, of the Company’s accounts receivable were due from two customers.

Revenue relating to two and three customers represented approximately 89% and 80% of the Company’s total revenue for the three months ended March 31, 2019 and 2018, respectively.

Cost of revenue relating to two and three vendors represented approximately 95% and 75% of the Company’s total cost of revenue for the three months ended March 31, 2019 and 2018, respectively. The Company believes it has access to alternative suppliers, with limited disruption to the business, should circumstances change with its existing suppliers.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2019 and 2018 (Unaudited)

4.	Accounts Receivable

At March 31, 2019 and December 31, 2018, the Company’s accounts receivable consisted of the following:

	March 31, 2019	December 31, 2018
Billed:
Block sales	$—	$14,723
Construction services	2,826,999	1,619,498
Engineering services	416,894	400,877
Retainage receivable	544,910	543,417
Other receivable	7,706	7,706
Total gross receivables	3,796,509	2,586,221
Less: allowance for doubtful accounts (1)	(839,895)	(839,895)
Total net receivables	$2,956,614	$1,746,326
(1) The allowance for doubtful accounts is primarily due to unpaid billings on a contract that is currently in dispute.

Receivables are evaluated for collectability and allowances for potential losses are established or maintained on applicable receivables. The allowance for doubtful accounts was $839,895 as of March 31, 2019. There was no provision for doubtful accounts and no write offs for the three months ended March 31, 2019. The provision for doubtful accounts was $810,580 and write offs were $4,920 for the year ended December 31, 2018.

5.	Contract Assets and Contract Liabilities

Costs and estimated earnings on uncompleted contracts consisted of the following at March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Costs incurred on uncompleted contracts	$11,175,706	$11,307,975
Estimated earnings to date on uncompleted contracts	1,032,413	838,615
Gross contract assets	12,208,119	12,146,590
Less: billings to date	(13,776,176)	(13,221,152)
Net contract assets (liabilities)	$(1,568,057)	$(1,074,562)

The above amounts are included in the accompanying consolidated balance sheets under the following captions at March 31, 2019 and 2018:

	March 31, 2019	December 31, 2018
Costs and estimated earnings in excess of billings on uncompleted contracts	$12,424	$260,325
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,580,481)	(1,334,887)
Net contract assets (liabilities)	$(1,568,057)	$(1,074,562)

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

For the Three Months Ended March 31, 2019 and 2018 (Unaudited)

6.	Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation and amortization and depreciated using the straight-line method over their useful lives. At March 31, 2019 and December 31, 2018, the Company’s property, plant and equipment, net consisted of the following:

	March 31, 2019	December 31, 2018
Computer equipment and software	$39,193	$39,193
Furniture and other equipment	63,479	63,479
Property, plant and equipment	102,672	102,672
Less: accumulated depreciation	(34,500)	(31,335)
Property, plant and equipment, net	$68,172	$71,337

Depreciation expense for the three months ended March 31, 2019 and 2018 amounted to $3,165 and $931, respectively.

7.	Net Income (Loss) Per Share

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

At March 31, 2019, there were options, including options granted to non-employees and non-directors, restricted stock units and warrants to purchase 1,080,059, 346,936 and 86,250 shares of common stock, respectively, outstanding that could potentially dilute future net income (loss) per share. Because the Company had a net loss for the three months ended March 31, 2019, it is prohibited from including potential common shares in the computation of diluted per share amounts. Accordingly, the Company has used the same number of shares outstanding to calculate both the basic and diluted loss per share. At March 31, 2018, there were options, including options to non-employees and non-directors, and warrants to purchase 1,188,392 and 86,250 shares of common stock, respectively, outstanding that could potentially dilute future net income (loss) per share.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2019 and 2018 (Unaudited)

8.	Construction Backlog

The following represents the backlog of signed construction and engineering contracts in existence at March 31, 2019 and December 31, 2018, which represents the amount of revenue the Company expects to realize from work to be performed on uncompleted contracts in progress and from contractual agreements in effect at March 31, 2019 and December 31, 2018, respectively, on which work has not yet begun:

	March 31, 2019	December 31, 2018
Balance - beginning of period	$97,657,379	$76,659,029
New contracts and change orders during the period	(82,415)	29,189,062
Subtotal	97,574,964	105,848,091
Less: contract revenue earned during the period	(1,735,124)	(8,190,712)
Balance - end of period	$95,839,840	$97,657,379

Backlog at March 31, 2019 included two large contracts entered into by the Company during the third quarter of 2017 and one contract during the last quarter of 2018 in the amounts of approximately $55 million, $15 million and $25 million, respectively. The Company expects that all of this revenue will be realized by June 30, 2021. During the fourth quarter of 2018, the Company moved a contract of $27.5 million out of backlog and into its pipeline until the customer completes a highest and best use analysis of the land.

The Company’s remaining backlog as of March 31, 2019 represents the remaining transaction price of firm contracts for which work has not been performed and excludes unexercised contract options.  As of March 31, 2019, the aggregate amount of the transaction price allocated to backlog was $95,839,840.

The Company expects to satisfy its backlog which represents the remaining unsatisfied performance obligation on contracts as of March 31, 2019 over the following period:

2019
Within 1 year	$20,847,051
1 to 2 years	54,546,876
Thereafter	20,445,913
Total Backlog	$95,839,840

Although backlog reflects business that is considered to be firm, cancellations, deferrals or scope adjustments may occur. Backlog is adjusted to reflect any known project cancellations, revisions to project scope and cost and project deferrals, as appropriate.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2019 and 2018 (Unaudited)

9.	Stockholders’ Equity

Public Offering – In June 2017, the Company issued 1,500,000 shares of its common stock at $5.00 per share through a public offering (the “Public Offering”). The Company incurred $1,388,615 in issuance costs from the Public Offering and issued 75,000 warrants valued at $55,475 to the underwriters (as discussed in Note 10).

In July 2017, as permitted by the underwriting agreement entered into in connection with the Public Offering, the underwriters exercised their option to purchase an additional 225,000 shares of common stock at $5.00 per share. The Company incurred $176,771 in issuance costs from this issuance. In connection with this exercise, certain affiliates of the underwriters were granted additional warrants to purchase 11,250 shares of common stock in the aggregate valued at $8,321 (as discussed in Note 10).

In connection with and prior to the Public Offering, the Company issued 1,801,670 shares of its common stock upon conversion of all outstanding preferred stock and 516,667 shares of its common stock upon conversion of the previously outstanding convertible debentures.

Issuance of Common Stock – In accordance with the Advisory Agreement (as defined below), a consultant was issued 50,000 shares of the Company’s common stock for services that were required to be performed by November 30, 2017. The fair market value of these shares amounted to $254,500 as of November 30, 2017, which was expensed as general and administrative expenses.

10.	Warrants

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

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2019 and 2018 (Unaudited)

11.	Share-based Compensation

On October 26, 2016, the Company’s Board of Directors approved the issuance of up to 500,000 shares of the Company’s common stock in the form of restricted stock or options (“2016 Stock Plan”). Effective January 20, 2017, the 2016 Stock Plan was amended and restated as the SG Blocks, Inc. Stock Incentive Plan, as further amended effective June 1, 2018 (the “Incentive Plan”). The Incentive Plan authorizes the issuance of up to 2,500,000 shares of common stock. It authorizes the issuance of equity-based awards in the form of stock options, stock appreciation rights, restricted shares, restricted share units, other share-based awards and cash-based awards  to non-employee directors and to officers, employees and consultants of the Company and its subsidiaries, except that incentive stock options may only be granted to the Company’s employees and its subsidiary’s employees. The Incentive Plan expires on October 26, 2026, and is administered by the Compensation Committee of the Board of Directors of the Company. Each of the Company’s employees, directors, and consultants are eligible to participate in the Incentive Plan. As of March 31, 2019, there were 1,020,202 shares of common stock available for issuance under the Incentive Plan.

Stock-Based Compensation Expense

Stock-based compensation expense is included in the consolidated statements of operations as follows:

	Three Months Ended March 31,
	2019	2018
Payroll and related expenses	$162,493	$79,989
Total	$162,493	$79,989

The following table presents total stock-based compensation expense by security type included in the consolidated statements of operations:

	Three Months Ended March 31,
	2019	2018
Stock options	$32,098	$79,989
Restricted stock units	130,395	—
Total	$162,493	$79,989

Stock-Based Option Awards

The fair value of the stock-based option awards granted during the three months ended March 31, 2019 and 2018, were estimated at the date of grant using the Black-Scholes option valuation model with the following assumptions:

	2019	2018
Expected dividend yield	—%	—%
Expected stock volatility	68.35%	25.70%
Risk-free interest rate	2.44%	2.56%
Expected life	3.00	5.00

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2019 and 2018 (Unaudited)

11.	Share-based Compensation (continued)

Because the Company does not have significant historical data on employee exercise behavior, the Company uses the “Simplified Method” to calculate the expected life of the stock-based option awards granted to employees. The simplified method is calculated by averaging the vesting period and contractual term of the options.

The following table summarizes stock-based option activities and changes during the three months ended March 31, 2019. The table includes options granted to employees and directors of the Company, as described below:

	Shares	Weighted Average Fair Value Per Share	Weighted Average Exercise Price Per Share	Weighted Average Remaining Terms (in years)	Aggregate Intrinsic Value
Outstanding – December 31, 2018	1,105,059	$1.24	$4.06	8.41	$—
Granted	—	—	—
Exercised	—	—	—
Cancelled	(25,000)	—	—
Outstanding – March 31, 2019	1,080,059	1.24	4.05	8.15	$—
Exercisable – December 31, 2018	949,355	1.23	4.00	8.30	—
Exercisable – March 31, 2019	970,190	$1.23	$4.01	8.07	$—

For the three months ended March 31, 2019 and 2018, the Company recognized stock-based compensation expense of $32,098 and $79,989, respectively, related to stock options. This expense is included in payroll and related expenses in the accompanying consolidated statements of operations.

As of March 31, 2019, there was $131,815 of total unrecognized compensation costs related to non-vested stock options, which will be expensed over a weighted average period of one year. The intrinsic value is calculated as the difference between the fair value of the stock price at year end and the exercise price of each of the outstanding stock options. The fair value of the stock price at March 31, 2019 was $1.84 per share.

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

Non-Employee Stock Options

In September 2017, in connection with an advisory agreement entered into by the Company (the “Advisory Agreement”), a consultant was granted options to purchase 50,000 shares of the Company’s common stock, with an exercise price of $6.25. The options were scheduled to vest when certain performance conditions were met. These performance conditions consisted of the purchase of fifty modular units from the Company by qualified customers. As of March 31, 2019, the required performance conditions were not met, and the options expired.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2019 and 2018 (Unaudited)

11.	Share-based Compensation (continued)

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

On March 22, 2019, a total of 314,058 of restricted stock units were granted to Mr. Galvin, Mr. Armstrong, Mr. Shetty, six employees and one consultant of the Company, under the Company's stock-based compensation plan, at the fair value of $2.70 per share, which represents the closing price of the Company's common stock on February 26, 2019. Restricted stock units granted to Mr. Galvin, Mr. Armstrong, Mr. Shetty, and an aggregate of six employees and one consultant of 122,785, 15,432, 114,575 and an aggregate of 61,266, respectively, vest in installments over either a one-year, two-year, three-year and four-year period and will fully vest by the end of December 31, 2022. The fair value of these units upon issuance amounted to $847,957.

On January 15, 2019 and February 26, 2019, a total of 10,514 of restricted stock units were granted to two of the Company’s non-employee directors, under the Incentive Plan, at the calculated fair value of $2.94 and $2.76 per share, which represents the average closing price of the Company’s common stock for the ten trading days immediately preceding and including the grant date. The restricted stock units granted on January 15, 2019 will vest on January 15, 2020, subject to each individual’s continued service as a director of the Company through such date, and are payable six months after the termination of the director from the Company’s Board of Directors or death or disability. The restricted stock units granted on February 26, 2019 vest on the earlier of (A) the first anniversary of the date of the grant or (B) the date of the 2019 annual meeting of the Company’s stockholders subject to each individual’s continued service as a director of the Company through such date, and are payable six months after the termination of the director from the Board of Directors or death or disability.

For the three months ended March 31, 2019 and 2018, the Company recognized stock-based compensation expense of $130,395 and $0 related to restricted stock units. This expense is included in the payroll and related expenses in the accompanying condensed consolidated statement of operations. For the three months ended March 31, 2019 and 2018, the Company recognized $54,315 and $0 related to restricted stock units in lieu of accrued compensation.

The following table summarizes restricted stock unit activities during the three months ended March 31, 2019:

Number of Shares
Non-vested balance at January 1, 2019	22,364
Granted	324,572
Vested	—
Forfeited/Expired	—
Non-vested balance at March 31, 2019	346,936

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2019 and 2018 (Unaudited)

12.	Commitments and Contingencies

Legal Proceedings

The Company is subject to certain claims and lawsuits arising in the normal course of business. The Company assesses its liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. Where it is probable that the Company will incur a loss and the amount of the loss can be reasonably estimated, the Company records a liability in its consolidated financial statements. These legal accruals may be increased or decreased to reflect any relevant developments on a quarterly basis. Where a loss is not probable or the amount of the loss is not estimable, the Company does not record an accrual, consistent with applicable accounting guidance. Based on information currently available to the Company, advice of counsel, and available insurance coverage, the Company believes that its established accruals are adequate and the liabilities arising from the legal proceedings will not have a material adverse effect on its consolidated financial condition. The Company notes, however, that in light of the inherent uncertainty in legal proceedings there can be no assurance that the ultimate resolution of a matter will not exceed established accruals. As a result, the outcome of a particular matter or a combination of matters may be material to the Company’s results of operations for a particular period, depending upon the size of the loss or the Company’s income for that particular period.

Pizzarotti Litigation – On or about August 10, 2018, Pizzarotti, LLC filed a complaint against the Company and Mahesh Shetty, the Company’s President, and others seeking unspecified damages for an alleged breach of contract by the Company and another entity named Phipps & Co. (“Phipps”). The lawsuit was filed as Pizzarotti, LLC. v. Phipps & Co., et al., Index No. 653996/2018 and commenced in the Supreme Court of the State of New York for the County of New York.

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

Vendor Litigation – On January 1, 2019, SG Blocks filed a suit against Teton Buildings, LLC (“Teton”) to recover breach of contract damages of approximately $2,100,000 plus attorneys’ fees related to the HOLA Community Partners construction project in Los Angeles, California (the “HOLA Project”), for which Teton was engaged by the Company to supply modular units in early 2017. The Company’s complaint alleged that Teton failed to comply with specific product requirements with respect to the modular units for the HOLA Project and that Teton’s delay and product quality resulted in damages. The Company’s claims include breach of contract, negligence, and breach of express warranty. The lawsuit was filed as SG Blocks, Inc. v. Teton Buildings, LLC; Case Number 2019-02827 in the United States District Court for the Southern District of Texas.

SG Blocks believes it will prevail on the merits of the case. As with any litigation at this early stage, the cost of litigating and the outcome remain uncertain.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2019 and 2018 (Unaudited)

12.	Commitments and Contingencies (continued)

HOLA Community Partners Matter – There is an ongoing dispute between the Company and HOLA Community Partners, a California non-profit corporation, in connection with the parties’ Construction and Delivery Agreement, dated June 1, 2017, pursuant to which HOLA Community Partners hired the Company for design, engineering, fabrication, and installation services for the construction of the HOLA Project. The Company claims that HOLA Community Partners owes the Company certain amounts due for work performed on the HOLA Project and extra costs incurred due to delays and impacts caused by HOLA Community Partners. HOLA Community Partners disputes the amounts owed, and claims that the Company failed to meet its contractual obligations. The parties are in ongoing settlement discussions. Neither party has commenced litigation as of the date of these condensed consolidated financial statements.

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

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2019 and 2018 (Unaudited)

13.	Subsequent Events

On April 25, 2019, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional investors (the “Investors”) for the sale by the Company of 847,750 shares (the “Common Shares”) of the Company’s common stock, at a purchase price of $1.10 per share. Concurrently with the sale of the Common Shares, pursuant to the Purchase Agreement, the Company also sold common stock purchase warrants to such Investors to purchase up to an aggregate of 847,750 shares of common stock (the “Warrants”). The Company sold the Common Shares and Warrants for aggregate gross proceeds of approximately $932,525. Subject to certain beneficial ownership limitations, the Warrants will be initially exercisable on the six-month anniversary of the issuance date at an exercise price of $1.375 per share, subject to adjustments as provided under the terms of the Warrants, and include a floor in the provision on voluntary adjustments to the then-current exercise price. The Warrants are exercisable for five years from the initial exercise date. The closing of the sales of these securities under the Purchase Agreement occurred on April 29, 2019.

The estimated net proceeds from the transactions were approximately $692,248 after deducting certain fees due to the placement agent, discussed below, and the Company’s estimated transaction expenses. The net proceeds will be used for working capital purposes. The Common Shares were offered and sold by the Company pursuant to an effective shelf registration statement on Form S-3, which was filed with the Securities and Exchange Commission (the “SEC”) on December 18, 2018 and subsequently declared effective on February 7, 2019 (File No. 333-228882), and the base prospectus contained therein. The Company filed a prospectus supplement with the SEC in connection with the sale of the Common Shares.

The Warrants and the shares issuable upon exercise of the Warrants were sold without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act as transactions not involving a public offering and Rule 506 promulgated under the Securities Act as sales to accredited investors, and in reliance on similar exemptions under applicable state laws.

In connection with the transactions described above, the Company entered into a placement agency agreement (the “Placement Agency Agreement”) with Roth Capital Partners, LLC (“Roth”), pursuant to which Roth agreed to serve as exclusive placement agent for the issuance and sale of the Common Shares and Warrants. The Company agreed to pay Roth an aggregate fee equal to 7.0% of the gross proceeds received by the Company from the sale of the securities in the transactions. Pursuant to the Placement Agency Agreement, the Company also agreed to grant to Roth or its designees warrants to purchase up to 10% of the aggregate number of shares of Common Stock sold in the transactions, or 84,775 shares (the “Roth Warrants”), which Roth Warrants shall be issued in two series of warrants (50% of the Roth Warrants in each series) and the second series of warrants shall vest ratably upon the exercise of the first series of warrants. The Roth Warrants have substantially the same terms as the Warrants, except that the Roth Warrants have an expiration date of April 25, 2024. The Roth Warrants and the shares issuable upon exercise of the Roth Warrants were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act as transactions not involving a public offering and in reliance on similar exemptions under applicable state laws. The Company also agreed to reimburse Roth for $50,000 of its expenses incurred by it in connection with the offering.

ITEM 2.       Management's Discussion and Analysis of Financial Condition and Result of Operations

Introduction and Certain Cautionary Statements

As used in this Quarterly Report, unless the context requires otherwise, references to the “Company,” “we,” “us,” and “our” refer to SG Blocks, Inc. and its subsidiaries. The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with our condensed consolidated financial statements and related notes and schedules included elsewhere in this Quarterly Report on Form 10-Q. The unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with our audited consolidated financial statements and notes for the year ended December 31, 2018, which were included in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission on March 29, 2019 (the “2018 Form 10-K”).  Statements contained in this Quarterly Report on Form 10-Q may use forward-looking terminology, such as “anticipates,” “believes,” “could,” “would,” “estimates,” “may,” “might,” “plan,” “expect,” “intend,” “should,” “will,” or other variations on these terms or their negatives. All statements other than statements of historical facts are statements that could potentially be forward-looking. The Company cautions that forward-looking statements involve risks and uncertainties and actual results could differ materially from those expressed or implied in these forward-looking statements or could affect the extent to which a particular objective, projection, estimate or prediction is realized.  Factors that could cause or contribute to such differences include, but are not limited to: general economic, political and financial conditions, both in the United States and internationally; our ability to obtain additional financing on acceptable terms, if at all, or to obtain additional capital in other ways; our ability to increase sales, generate income, effectively manage our growth and realize our backlog; competition in the markets in which we operate, including the consolidation of our industry, our ability to expand into and compete in new geographic markets and our ability to compete by protecting our proprietary manufacturing process; a disruption or cybersecurity breach in our or third-party suppliers’ information technology systems; our ability to adapt our products and services to industry standards and consumer preferences and obtain general market acceptance of our products; product shortages and the availability of raw materials, and potential loss of relationships with key vendors, suppliers or subcontractors; the seasonality of the construction industry in general, and the commercial and residential construction markets in particular; a disruption or limited availability with our third party transportation vendors; the loss or potential loss of any significant customers; exposure to product liability, including the possibility that our liability for estimated warranties may be inadequate, and various other claims and litigation; our ability to attract and retain key employees; our ability to attract private investment for sales of product; the credit risk from our customers and our customers’ ability to obtaining third-party financing if and as needed; an impairment of goodwill; the impact of federal, state and local regulations, including changes to international trade and tariff policies, and the impact of any failure of any person acting on our behalf to comply with applicable regulations and guidelines; costs incurred relating to current and future legal proceedings or investigations; the cost of compliance with environmental, health and safety laws and other local building regulations; our ability to utilize our net operating loss carryforwards and the impact of changes in the United States’ tax rules and regulations; dangers inherent in our operations, such as natural or man-made disruptions to our facilities and project sites, and the adequacy of our insurance coverage; our ability to comply with the requirements of being a public company, including Nasdaq Capital Market listing requirements; fluctuations in the price of our common stock, including decreases in price due to sales of significant amounts of stock; potential dilution of the ownership of our current stockholders due to, among other things, public offerings or private placements by the Company or issuances upon the exercise of outstanding options or warrants and the vesting of restricted stock units; the ability of our principal stockholders, management and directors to potentially exert control due to their ownership interest; any ability to pay dividends in the future; potential negative reports by securities or industry analysts regarding our business or the construction industry in general; Delaware law provisions discouraging, delaying or preventing a merger or acquisition at a premium price; our ability to remain listed on the Nasdaq Capital Market and the possibility that our stock will be subject to penny stock rules; our classification as a smaller reporting company resulting in, among other things, a potential reduction in active trading of our common stock or increased volatility in our stock price; and any factors discussed in “Part II—Item 1A. Risk Factors” to this Quarterly Report on Form 10-Q as well as our 2018 Form 10-K and other filings with the Securities and Exchange Commission.  In addition, certain information presented below is based on unaudited financial information. There can be no assurance that there will be no changes to this information once audited financial information is available. As a result, readers are cautioned not to place undue reliance on forward-looking statements. The Company will not undertake to update any forward-looking statement herein or that may be made from time to time on behalf of the Company.

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

Results of Operations

Three Months Ended March 31, 2019 and 2018:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Revenue	$1,735,124	$1,543,526
Cost of revenue	(1,191,019)	(1,379,930)
Operating expenses	(1,034,840)	(917,704)
Operating loss	(490,735)	(754,108)
Other income (expense)	—	4
Net loss	$(490,735)	$(754,104)

Revenue

Total revenue for the three months ended March 31, 2019 was $1,735,124 compared to $1,543,526 for the three months ended March 31, 2018. This increase of $191,598 or 12% was mainly driven by growth in the Company’s retail and office contracts that were in progress or completed for the three months ended March 31, 2019 as compared to March 31, 2018. Revenue resulting from the Company's retail and office contracts increased by approximately $1,177,689, which was offset by a decrease in revenue from the Company’s school and special use contracts of $1,058,141.

Cost of Revenue and Gross Profit

Cost of revenue was $1,191,019 for the three months ended March 31, 2019 compared to $1,379,930 for the three months ended March 31, 2018. The decrease of $188,911 is primarily related to the lower cost of buying and modifying containers.

Gross profit was $544,105 and $163,596 for the three months ended March 31, 2019 and 2018, respectively.

Gross profit percentage increased to 31% for the three months ended March 31, 2019 compared to 11% for the three months ended March 31, 2018 primarily due to lower margins in the three months ended March 31, 2018 from a legacy contract.

Payroll and Related Expenses

Payroll and related expenses for the three months ended March 31, 2019 were $638,550 compared to $405,418 for the three months ended March 31, 2018. This increase was primarily caused by an increase in salaries and additional head count of $129,472 and an increase in stock-based compensation expense of $82,504 recognized during the three months ended March 31, 2019 compared to the three months ended March 31, 2018. We recognized $162,493 in stock-based compensation expense for the three months ended March 31, 2019, compared to $79,989 for March 31, 2018.

Other Operating Expenses

Other operating expenses for the three months ended March 31, 2019 were $396,290 compared to $512,286 for the three months ended March 31, 2018. The decrease resulted primarily from decreases in marketing and business development costs of approximately $33,000, a decrease of  approximately $111,000 in amortization expense caused by customer contracts being fully amortized at the end of 2018 and an increase of approximately $40,000 in board of directors compensation expense for the three months ended March 31, 2019 compared to the three months ended March 31, 2018.

Other Income (Expense)

For the three months ended March 31, 2019, we recognized no interest income compared to $4 during the three months ended March 31, 2018.

Income Tax Provision

A 100% valuation allowance was provided against the deferred tax asset consisting of available net operating loss carryforwards and, accordingly, no income tax benefit was provided.

Liquidity and Capital Resources

As of March 31, 2019 and December 31, 2018, we had an aggregate of $250,464 and $1,368,395, respectively, of cash and cash equivalents. Our condensed consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.

Historically, our operations have primarily been funded through proceeds from equity and debt financings, as well as revenue from operations. In June and July 2017, we sold 1,725,000 shares of our common stock in a public offering, including an over-allotment option exercised by the underwriters. We received net proceeds of approximately $7,900,000 after deducting underwriting discounts and commissions and related expenses. We incurred a total of $1,565,386 in issuance costs in connection with the Public Offering. In addition, in April 2019, we closed a follow-on offering, pursuant to which we sold 847,750 shares of our common stock. In connection with the follow-on offering, we also sold common stock purchase warrants to purchase up to an aggregate of 847,750 shares of common stock. Such warrants were sold in a private placement pursuant to Section 4(a)(2) and Rule 506(b) under the Securities Act of 1933, as amended. We received net proceeds of approximately $692,248 after deducting certain fees due to the placement agent and certain transaction expenses.

We anticipate that we will continue to generate losses from operations for the foreseeable future. As of March 31, 2019, our stockholders’ equity was $6,806,140, compared to $7,080,067 as of December 31, 2018. Our net loss from operations for the three months ended March 31, 2019 was $490,735 and net cash used in operating activities was $1,117,931.

We are attempting to generate sufficient revenues, and may need to secure additional financing sources, such as debt or equity capital, to support our daily operations and fund future growth, which financing may not be available on favorable terms or at all. We currently have a Form S-3 shelf registration statement on file with the Securities and Exchange Commission. If we issue additional equity securities to raise funds, our existing stockholders may experience further dilution, and the new equity securities may have rights, preferences and privileges senior to those of our existing stockholders. If we issue debt securities to raise additional funds, we may incur debt service obligations, become subject to additional restrictions that limit or restrict our ability to operate our business or be required to encumber our assets. There can be no assurance that we will be able to raise any such capital on terms acceptable to us, if at all. We do not have any additional sources secured for future funding, and if we are unable to raise the necessary capital at the times we require such funding, we may need to materially change our business plan, including delaying implementation of aspects of such business plan or curtailing or abandoning such business plan altogether.

Management believes that the actions presently being taken to further implement its business plan and generate sufficient revenues provide the opportunity for us to continue as a going concern. While we believe in the viability of our strategy to increase revenues and in our ability to raise additional funds, we cannot provide any assurances to that effect. Our ability to continue as a going concern is dependent upon our ability to further implement our business plan and generate sufficient revenues.

The condensed consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Cash Flow Summary

	Three Month Ended March 31,

	2019	2018
Net cash provided by (used in):
Operating activities	$(1,117,931)	$(384,783)
Investing activities	—	26,853
Financing activities	—	—
Net increase (decrease) in cash and cash equivalents	$(1,117,931)	$(357,930)

Operating activities used net cash of $1,117,931 in the three months ended March 31, 2019, and $384,783 in the three months ended March 31, 2018. Generally, our net operating cash flows fluctuate primarily based on changes in our profitability and working capital. Cash used in operating activities increased by $733,148 primarily from a decrease in working capital of $970,000 and a net decrease of $111,035 in amortization, offset by a decrease in net loss of $263,369 and a net increase of $82,504 in stock compensation expense in the three months ended March 31, 2019 compared to three months ended March 31, 2018.

Investing activities provided no net cash in the three months ended March 31, 2019, and net cash of $26,853 in the three months ended March 31, 2018 primarily due to an increase in proceeds from short-term investments.

Financing activities provided no net cash in the three months ended March 31, 2019, and 2018.

We provide services to our customers in three separate phases: the design phase, the architectural and engineering phase and the construction phase. Each phase is independent of the other, but builds through a progression of concept through delivery of a completed structure. These phases may be embodied in a single contract or in separate contracts, which is typical of a design build process model. As of March 31, 2019, we had eleven projects totaling $95,839,840 under contract, which, if they all proceed to construction, will result in our constructing approximately 677,536 square feet of container space. Of these contracts, two projects totaling approximately 32,320 square feet were in the architectural and engineering phase and nine projects totaling approximately 645,216 square feet were contracts combining all three phases or parts thereof and including construction. We expect that all of this revenue will be realized by June 30, 2021.

Backlog may fluctuate significantly due to the timing of orders or awards for large projects and is not necessarily indicative of future backlog levels or the rate at which backlog will be recognized as revenue. The decrease in backlog at March 31, 2019 from the prior year is primarily attributable to work in progress or completed contracts during the first quarter for approximately $1,735,000.

There can be no assurance that our customers will decide to and/or be able to proceed with these construction projects, or that we will ultimately recognize revenue from these projects in a timely manner or at all.

Off-Balance Sheet Arrangements

As of March 31, 2019 and December 31, 2018, we had no material off-balance sheet arrangements to which we are a party.

Critical Accounting Policies

Our condensed consolidated financial statements have been prepared using generally accepted accounting principles in the United States of America (“GAAP”), which require management to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that management believes to be reasonable. Actual results may differ from those estimates. Critical accounting policies represent the areas where more significant judgments and estimates are used in the preparation of our condensed consolidated financial statements. A discussion of such critical accounting policies, which include share-based payments, derivative instruments, goodwill, intangible assets and revenue recognition, can be found in our 2018 Form 10-K. There have been no material changes in critical accounting policies from those disclosed in the 2018 Form 10-K.

Non-GAAP Financial Information

In addition to our results under GAAP, we also present EBITDA and Adjusted EBITDA for historical periods. EBITDA and Adjusted EBITDA are non-GAAP financial measures and have been presented as supplemental measures of financial performance that are not required by, or presented in accordance with, GAAP. We calculate EBITDA as net income (loss) before interest expense, income tax benefit (expense), depreciation and amortization. We calculate Adjusted EBITDA as EBITDA before certain non-recurring adjustments such as stock-based compensation expense.

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

The following is a reconciliation of EBITDA and Adjusted EBITDA to the nearest GAAP measure, net loss:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Net loss	$(490,735)	$(754,104)
Addback depreciation and amortization	39,446	148,247
EBITDA (non-GAAP)	(451,289)	(605,857)
Addback stock-based compensation expense	162,493	79,989
Adjusted EBITDA (non-GAAP)	$(288,796)	$(525,868)

ITEM 3.      Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4.      Controls and Procedures

Disclosure Controls and Procedures

Management, with the participation of our Principal Executive Officer and Principal Financial Officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

ITEM 1.      Legal Proceedings

The information included in "Note 12 - Commitments and Contingencies" of the Company's condensed consolidated financial statements included elsewhere in this Form 10-Q is incorporated by reference into this Item.

ITEM 1A.  Risk Factors

There have been no material changes from the risk factors disclosed in “Part I—Item 1A. Risk Factors” in our 2018 Form 10-K.

ITEM 2.     Unregistered Sales of  Equity Securities and Use of Proceeds

None.

ITEM 3.     Defaults Upon Senior Securities

None.

ITEM 4.     Mine Safety Disclosures

Not applicable.

ITEM 5.     Other Information

None.

ITEM 6.     Exhibits

EXHIBIT INDEX
Exhibit Number	Description
4.1

Form of Common Stock Purchase Warrant (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on May 1, 2019).

4.2

Form of Series A Common Stock Purchase Warrant (incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on May 1, 2019).

10.1**	Securities Purchase Agreement, dated April 25, 2019, between SG Blocks, Inc. and the purchasers thereto (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on April 26, 2019).
31.1+	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS+	XBRL Instance Document - the instance document does not appear in the Interactive Data File as the XBRL tags are embedded within the Inline XBRL document.
101.SCH+	XBRL Taxonomy Extension Schema Document.
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB+	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Filed herewith.

*	Furnished herewith.

**	Exhibits and schedules to this exhibit have been omitted pursuant to Regulation S-K, Item 601(a)(5).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SG BLOCKS, INC.
(Registrant)

Date: May 13, 2019	By:	/s/ Mahesh S. Shetty
Mahesh S. Shetty President and Chief Financial Officer (Principal Financial and Accounting Officer)

