Form 10-Q
period 2019-06-30
SG BLOCKS, INC.
filed 2019-08-14
CIK 1023994

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Yes ☒    No ☐

As of August 5, 2019, there were 6,007,791 shares of the registrant’s common stock, $0.01 par value, outstanding.

SG BLOCKS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

PART I. FINANCIAL INFORMATION

ITEM 1.     Financial Statements

SG BLOCKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2019	December 31, 2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$173,902	$1,368,395
Accounts receivable, net	1,448,506	1,746,326
Costs and estimated earnings in excess of billings on uncompleted contracts	20,801	260,325
Prepaid expenses and other current assets	230,294	986,687
Total current assets	1,873,503	4,361,733

Property, plant and equipment, net	65,036	71,337
Goodwill	4,162,173	4,162,173
Intangible assets, net	2,371,367	2,443,929
Total Assets	$8,472,079	$11,039,172

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,669,328	$2,624,218
Billings in excess of costs and estimated earnings on uncompleted contracts	184,429	1,334,887
Total current liabilities	1,853,757	3,959,105

Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, $1.00 par value, 5,405,010 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 25,000,000 shares authorized as of June 30, 2019 and 300,000,000 shares authorized as of December 31, 2018; 5,107,791 issued and outstanding as of June 30, 2019 and 4,260,041 issued and outstanding as of December 31, 2018	51,079	42,601
Additional paid-in capital	18,692,964	17,700,743
Accumulated deficit	(12,125,721)	(10,663,277)
Total stockholders’ equity	6,618,322	7,080,067
Total Liabilities and Stockholders’ Equity	$8,472,079	$11,039,172

The accompanying notes are an integral part of these condensed consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,	For the Three Months Ended June 30,	For the Six Months Ended June 30,	For the Six Months Ended June 30,
	2019	2018	2019	2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue:
Block sales	$—	$42,799	$—	$42,799
Construction services	675,170	2,262,998	2,333,244	3,806,526
Engineering services	52,738	—	129,788	—
Total	727,908	2,305,797	2,463,032	3,849,325

Cost of revenue:
Block sales	—	33,084	—	33,084
Construction services	435,671	2,241,141	1,594,900	3,621,071
Engineering services	24,919	—	56,709	—
Total	460,590	2,274,225	1,651,609	3,654,155

Gross profit	267,318	31,572	811,423	195,170

Operating expenses:
Payroll and related expenses	645,627	572,612	1,284,177	978,029
General and administrative expenses	506,664	555,087	839,664	981,362
Marketing and business development expense	84,216	97,541	131,575	178,588
Pre-project expenses	2,520	45,000	18,451	49,964
Total	1,239,027	1,270,240	2,273,867	2,187,943

Operating loss	(971,709)	(1,238,668)	(1,462,444)	(1,992,773)

Other income (expense):
Interest income	—	—	—	4
Other income	—	5,764	—	5,764
Total	—	5,764	—	5,768

Loss before income taxes	(971,709)	(1,232,904)	(1,462,444)	(1,987,005)
Income tax expense	—	—	—	—

Net loss	$(971,709)	$(1,232,904)	$(1,462,444)	$(1,987,005)

Net loss per share - basic and diluted:
Basic and diluted	$(0.20)	$(0.29)	$(0.32)	$(0.47)

Weighted average shares outstanding:
Basic and diluted	4,837,629	4,260,041	4,552,004	4,260,041

The accompanying notes are an integral part of these condensed consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

	$0.01 Par Value Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance – March 31, 2019	4,260,041	$42,601	$17,917,551	$(11,154,012)	$6,806,140
Stock-based compensation	—	—	231,182	—	231,182
Issuance of common stock, net of issuance costs	847,750	8,478	544,231	—	552,709
Net loss	—	—	—	(971,709)	(971,709)
Balance – June 30, 2019	5,107,791	$51,079	$18,692,964	$(12,125,721)	$6,618,322

Balance – December 31, 2018	4,260,041	$42,601	$17,700,743	$(10,663,277)	$7,080,067
Stock-based compensation	—	—	447,990	—	447,990
Issuance of common stock, net of issuance costs	847,750	8,478	544,231	—	552,709
Net loss	—	—	—	(1,462,444)	(1,462,444)
Balance – June 30, 2019	5,107,791	$51,079	$18,692,964	$(12,125,721)	$6,618,322

	$0.01 Par Value Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance – March 31, 2018	4,260,041	$42,601	$17,384,518	$(6,573,357)	$10,853,762
Stock-based compensation	—	—	85,325	—	85,325
Net loss	—	—	—	(1,232,904)	(1,232,904)
Balance – June 30, 2018	4,260,041	$42,601	$17,469,843	$(7,806,261)	$9,706,183

Balance – December 31, 2017	4,260,041	$42,601	$17,304,529	$(5,819,256)	$11,527,874
Stock-based compensation	—	—	165,314	—	165,314
Net loss	—	—	—	(1,987,005)	(1,987,005)
Balance – June 30, 2018	4,260,041	$42,601	$17,469,843	$(7,806,261)	$9,706,183

The accompanying notes are an integral part of these condensed consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30, 2019	For the Six Months Ended June 30, 2018
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(1,462,444)	$(1,987,005)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	6,301	1,879
Amortization of intangible assets	72,562	294,632
Bad debt expense (benefit)	(54,000)	—
Interest income on short-term investment	—	(4)
Stock-based compensation	339,361	165,314
Changes in operating assets and liabilities:
Accounts receivable	351,820	778,191
Costs and estimated earnings in excess of billings on uncompleted contracts	239,524	(70,217)
Prepaid expenses and other current assets	756,393	(52,436)
Accounts payable and accrued expenses	(846,261)	(159,237)
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,150,458)	(847,580)
Net cash used in operating activities	(1,747,202)	(1,876,463)

Cash flows from investing activities:
Proceeds from short-term investment	—	30,037
Purchase of property, plant and equipment	—	(3,784)
Net cash provided by investing activities	—	26,253

Cash flows from financing activities:
Proceeds from public stock offering, net of issuance costs	552,709	—
Net cash provided by financing activities	552,709	—

Net decrease in cash and cash equivalents	(1,194,493)	(1,850,210)

Cash and cash equivalents - beginning of period	1,368,395	4,870,824

Cash and cash equivalents - end of period	$173,902	$3,020,614

Supplemental disclosure of non-cash operating activities:
Non cash conversion of accrued salary to restricted stock units	$108,629	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
For the Six Months Ended June 30, 2019 and 2018 (Unaudited)

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

For the Six Months Ended June 30, 2019 and 2018 (Unaudited)

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

As of June 30, 2019, the Company had cash and cash equivalents of $173,902 and a backlog of $70.8 million. See Note 8 for a discussion of construction backlog. Based on our conversations with key customers, the Company anticipates its backlog to convert to revenue over the following period:

2019
Within 1 year	$14,324,626
1 to 2 years	34,500,000
Thereafter	21,944,107
Total Backlog	$70,768,733

The Company completed an equity offering in April 2019, which resulted in net proceeds of approximately $552,709. See Note 9 for a discussion of the offering. The Company completed an equity offering in August 2019, which resulted in net proceeds of approximately $587,000. See Note 13 for a discussion of the offering. The Company believes that it has adequate cash balances to meet obligations and further intends to meet its capital needs by containing costs and entering into strategic alliances, as well as exploring other options, including the possibility of raising additional debt or equity capital as necessary. There is, however, no assurance the Company will be successful in meeting its capital requirements prior to becoming cash flow positive. The Company does not have any additional sources secured for future funding, and if it is unable to raise the necessary capital at the times it requires such funding, it may need to materially change its business plan, including delaying implementation of aspects of such business plan or curtailing or abandoning such business plan altogether.

On July 1, 2019, the Company received a letter from The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that, because the closing bid price for the Company’s common stock listed on Nasdaq was below $1.00 for 30 consecutive business days, the Company no longer meets the minimum bid price requirement for continued listing on Nasdaq under Nasdaq Listing Rule 5550(a)(2), which requires a minimum bid price of $1.00 per share.

Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), the Company has been granted a grace period of 180 calendar days, or until December 30, 2019, to regain compliance with the minimum closing bid price requirement for continued listing. To regain compliance, the closing bid price of the Company’s shares of common stock must meet or exceed $1.00 per share for at least ten consecutive business days during this 180-day grace period.

If the Company does not regain compliance with Rule 5550(a)(2) by December 30, 2019, the Company may be eligible for an additional 180-calendar day compliance period. To qualify, the Company would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, except for the minimum bid price, and provide written notice to Nasdaq of its intent to cure the deficiency during this second compliance period, by effecting a reverse stock split, if necessary. However, if it appears to the Nasdaq staff that the Company will not be able to cure the deficiency, or if the Company is otherwise not eligible, Nasdaq will provide notice to the Company that its common stock will be subject to delisting.

The Company intends to monitor the closing bid price of its common stock and consider its available options in the event that the closing bid price of its common stock remains below $1.00 per share. There can be no assurance that the Company will be able to regain compliance with the minimum bid price requirement or maintain compliance with the other listing requirements.
7

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2019 and 2018 (Unaudited)

3.	Summary of Significant Accounting Policies

Basis of presentation and principals of consolidation – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. The condensed consolidated financial statements and notes should be read in conjunction with the financial statements and notes for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission on March 29, 2019. In the opinion of management, all adjustments, consisting of normal accruals, considered necessary for a fair presentation of the interim financial statements have been included. Results for the six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

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

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). The update’s principal objective is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet. ASU 2016-02 continues to retain a distinction between finance and operating leases but requires lessees to recognize a right-of-use asset representing their right to use the underlying asset for the lease term and a corresponding lease liability on the balance sheet for all leases with terms greater than twelve months. The update is effective for fiscal years beginning after December 15, 2018. In July 2018, the FASB issued ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements” (“ASU 2018-11”), which provides entities with an additional transition method. Under ASU 2018-11, entities have the option of recognizing the cumulative effect of applying the new standard as an adjustment to beginning retained earnings in the year of adoption while continuing to present all prior periods under previous lease accounting guidance. In July 2018, the FASB also issued ASU No. 2018-10, “Codification Improvements to Topic 842, Leases” (“ASU 2018-10”), which clarifies how to apply certain aspects of ASU 2016-02. The Company adopted ASU 2016-02, ASU 2018-10 and ASU 2018-11 effective January 1, 2019. The Company had no operating or finance lease agreements as of June 30, 2019. The adoption of ASU No. 2016-02 did not have a material impact on the Company’s financial statements and disclosures.

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

For the Six Months Ended June 30, 2019 and 2018 (Unaudited)

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

For the Six Months Ended June 30, 2019 and 2018 (Unaudited)

3.	Summary of Significant Accounting Policies (continued)

Revenue recognition – The Company applies recognition of revenue over time, which is similar to the method the Company applied under previous guidance (i.e., percentage of completion). The Company determines, at contract inception, whether it will transfer control of a promised good or service over time or at a point in time—regardless of the length of contract or other factors. The recognition of revenue aligns with the timing of when promised goods or services are transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. To achieve this core principle, the Company applies the following five steps in accordance with its revenue policy:

                (1)  Identify the contract with a customer;

                (2)  Identify the performance obligations in the contract;

                (3)  Determine the transaction price;

                (4)  Allocate the transaction price to performance obligations in the contract; and

                (5)  Recognize revenue as performance obligations are satisfied.

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

The following tables provide further disaggregation of the Company’s revenues by categories:

	Three Months Ended June 30,
Revenue by Customer Type	2019		2018
Multi-Family	$41,319	6%	$210,814	9%
Office	82,294	11%	229,727	10%
Retail	606,725	83%	416,976	18%
School	—	—%	1,100,403	48%
Special Use	—	—%	330,965	14%
Other	(2,430)	—%	16,912	1%
Total revenue by customer type	$727,908	100%	$2,305,797	100%

	Six Months Ended June 30,
Revenue by Customer Type	2019		2018
Multi-Family	$112,191	5%	$210,814	5%
Office	1,207,897	49%	593,356	15%
Retail	1,137,384	46%	531,920	14%
School	—	—%	1,860,238	48%
Special Use	6,812	—%	636,085	17%
Other	(1,252)	—%	16,912	1%
Total revenue by customer type	$2,463,032	100%	$3,849,325	100%

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2019 and 2018 (Unaudited)

3.	Summary of Significant Accounting Policies (continued)

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

Cash and cash equivalents – The Company considers cash and cash equivalents to include all short-term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less upon acquisition. Cash and cash equivalents totaled $173,902 as of June 30, 2019 and $1,368,395 as of December 31, 2018.

Short-term investment – The Company classifies any investment with a maturity greater than six months but less than one year as a short-term investment.  The Company had no short-term investments as of June 30, 2019 or December 31, 2018.

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

Inventory – Raw construction materials (primarily shipping containers) are valued at the lower of cost (first-in, first-out method) or net realizable value. Finished goods and work-in-process inventories are valued at the lower of cost or net realizable value, using the specific identification method. There was no inventory as of June 30, 2019 or December 31, 2018.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2019 and 2018 (Unaudited)

3.	Summary of Significant Accounting Policies (continued)

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

Intangible assets – Intangible assets represent the preliminary assets identified upon emergence from bankruptcy and consist of $2,766,000 of proprietary knowledge and technology which is being amortized over 20 years and $1,113,000 of customer contracts which was being amortized over 2.5 years. In addition, intangible assets include $28,820 of trademarks and $5,300 of website costs which are being amortized over 5 years. The Company evaluated intangible assets for impairment during the year ended December 31, 2018, and determined that there were no impairment losses. The accumulated amortization as of June 30, 2019 and 2018 was $1,541,753 and $1,174,205, respectively. The amortization expense for the three months ended June 30, 2019 and 2018 was $36,281 and $147,316, respectively. The amortization expense for the six months ended June 30, 2019 and 2018 was $72,562 and $294,632, respectively. The estimated amortization expense for the successive five years is as follows:

For the year ended December 31,
2019	$72,562
2020	145,124
2021	145,124
2022	140,800
2023	139,007
Thereafter	1,728,750
$2,371,367

Property, plant and equipment – Property, plant and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated lives of each asset. Estimated useful life for significant classes of assets are as follows: computer and software 3 to 5 years and equipment 5 to 7 years. Repairs and maintenance are charged to expense when incurred.

Common stock purchase warrants and other derivative financial instruments – The Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) provide a choice of net-cash settlement or settlement in the Company’s own shares (physical settlement or net-share settlement) providing that such contracts are indexed to the Company’s own stock. The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if any event occurs and if that event is outside the Company’s control) or (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). The Company assesses classification of common stock purchase warrants and other free standing derivatives at each reporting date to determine whether a change in classification between assets and liabilities or equity is required.

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

For the Six Months Ended June 30, 2019 and 2018 (Unaudited)

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

With respect to receivables, concentrations of credit risk are limited to a few customers in the construction industry. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers other than normal lien rights. At June 30, 2019 and December 31, 2018, 89% and 76%, respectively, of the Company’s gross accounts receivable were due from two customers.

Revenue relating to two customers represented approximately 91% and 60% of the Company’s total revenue for the three months ended June 30, 2019 and 2018, respectively. Revenue relating to two and one customers represented approximately 87% and 48% of the Company’s total revenue for the six months ended June 30, 2019 and 2018, respectively.

Cost of revenue relating to three and two vendors represented approximately 92% and 73% of the Company’s total cost of revenue for the three months ended June 30, 2019 and 2018, respectively. Cost of revenue relating to three and two vendors represented approximately 92% and 60% of the Company’s total cost of revenue for the six months ended June 30, 2019 and 2018, respectively. The Company believes it has access to alternative suppliers, with limited disruption to the business, should circumstances change with its existing suppliers.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2019 and 2018 (Unaudited)

4.	Accounts Receivable

At June 30, 2019 and December 31, 2018, the Company’s accounts receivable consisted of the following:

	June 30, 2019	December 31, 2018
Billed:
Block sales	$—	$14,723
Construction services	1,373,493	1,619,498
Engineering services	307,991	400,877
Retainage receivable	544,911	543,417
Other receivable	8,006	7,706
Total gross receivables	2,234,401	2,586,221
Less: allowance for doubtful accounts (1)	(785,895)	(839,895)
Total net receivables	$1,448,506	$1,746,326
(1) The allowance for doubtful accounts is primarily due to unpaid billings on a contract that is currently in dispute.

Receivables are evaluated for collectability and allowances for potential losses are established or maintained on applicable receivables. The allowance for doubtful accounts was $785,895 as of June 30, 2019. There was no provision for doubtful accounts, $54,000 collected for doubtful accounts and no write offs for the six months ended June 30, 2019. The provision for doubtful accounts was $810,580 and write offs were $4,920 for the year ended December 31, 2018.

5.	Contract Assets and Contract Liabilities

Costs and estimated earnings on uncompleted contracts consisted of the following at June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Costs incurred on uncompleted contracts	$11,636,297	$11,307,975
Estimated earnings to date on uncompleted contracts	1,299,731	838,615
Gross contract assets	12,936,028	12,146,590
Less: billings to date	(13,099,656)	(13,221,152)
Net contract assets (liabilities)	$(163,628)	$(1,074,562)

The above amounts are included in the accompanying consolidated balance sheets under the following captions at June 30, 2019 and 2018:

	June 30, 2019	December 31, 2018
Costs and estimated earnings in excess of billings on uncompleted contracts	$20,801	$260,325
Billings in excess of costs and estimated earnings on uncompleted contracts	(184,429)	(1,334,887)
Net contract assets (liabilities)	$(163,628)	$(1,074,562)

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

For the Six Months Ended June 30, 2019 and 2018 (Unaudited)

6.	Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation and amortization and depreciated using the straight-line method over their useful lives. At June 30, 2019 and December 31, 2018, the Company’s property, plant and equipment, net consisted of the following:

	June 30, 2019	December 31, 2018
Computer equipment and software	$39,193	$39,193
Furniture and other equipment	63,479	63,479
Property, plant and equipment	102,672	102,672
Less: accumulated depreciation	(37,636)	(31,335)
Property, plant and equipment, net	$65,036	$71,337

Depreciation expense for the six months ended June 30, 2019 and 2018 amounted to $6,301 and $1,879, respectively.

7.	Net Income (Loss) Per Share

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

At June 30, 2019, there were options, including options granted to non-employees and non-directors, restricted stock units and warrants to purchase 1,080,059, 530,712 and 1,018,775 shares of common stock, respectively, outstanding that could potentially dilute future net income (loss) per share. Because the Company had a net loss for the three and six months ended June 30, 2019, it is prohibited from including potential common shares in the computation of diluted per share amounts. Accordingly, the Company has used the same number of shares outstanding to calculate both the basic and diluted loss per share. At June 30, 2018, there were options, including options to non-employees and non-directors, and warrants to purchase 1,188,392 and 86,250 shares of common stock, respectively, outstanding that could potentially dilute future net income (loss) per share.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2019 and 2018 (Unaudited)

8.	Construction Backlog

The following represents the backlog of signed construction and engineering contracts in existence at June 30, 2019 and December 31, 2018, which represents the amount of revenue the Company expects to realize from work to be performed on uncompleted contracts in progress and from contractual agreements in effect at June 30, 2019 and December 31, 2018, respectively, on which work has not yet begun:

	June 30, 2019	December 31, 2018
Balance - beginning of period	$97,657,379	$76,659,029
New contracts and change orders during the period, net	145,745	58,805,877
Adjustments and cancellations, net	(24,571,359)	(29,616,815)
Subtotal	73,231,765	105,848,091
Less: contract revenue earned during the period	(2,463,032)	(8,190,712)
Balance - end of period	$70,768,733	$97,657,379

Backlog at June 30, 2019 included two large contracts entered into by the Company during the third quarter of 2017 in the amounts of approximately $55 million and $15 million, respectively. The Company expects that all of this revenue will be realized by June 30, 2022. During the fourth quarter of 2018, the Company moved a contract of $27.5 million out of backlog and into its pipeline until the customer completes a highest and best use analysis of the land. During the second quarter of 2019, the Company moved a $25.0 million contract out of backlog after receiving a cancellation notice from the customer. The customer has requested arbitration to resolve contractual issues related to pricing and scope of work performed on the contract.

The Company’s remaining backlog as of June 30, 2019 represents the remaining transaction price of firm contracts for which work has not been performed and excludes unexercised contract options. As of June 30, 2019, the aggregate amount of the transaction price allocated to backlog was $70,768,733.

The Company expects to satisfy its backlog which represents the remaining unsatisfied performance obligation on contracts as of June 30, 2019 over the following period:

2019
Within 1 year	$14,324,626
1 to 2 years	34,500,000
Thereafter	21,944,107
Total Backlog	$70,768,733

Although backlog reflects business that is considered to be firm, cancellations, deferrals or scope adjustments may occur. Backlog is adjusted to reflect any known project cancellations, revisions to project scope and cost and project deferrals, as appropriate.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2019 and 2018 (Unaudited)

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

Securities Purchase Agreement – In April 2019, the Company issued 847,750 shares of its common stock at $1.10 per share through a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional investors and accredited investors. Concurrently with the sale of the common stock, pursuant to the Purchase Agreement, the Company also sold common stock purchase warrants to such investors to purchase up to an aggregate of 847,750 shares of common stock.  The Company incurred $379,816 in issuance costs from the offering and issued 84,775 warrants to the underwriters. The warrants are further discussed in Note 10.

Decrease in Authorized Shares – On June 5, 2019, at the Company’s annual meeting of stockholders, the stockholders approved an amendment to the Company’s amended and restated certificate of incorporation to decrease the number of authorized shares of common stock from 300,000,000 to 25,000,000 shares. Following the meeting, on June 5, 2019, the Company filed a certificate of amendment to the amended and restated certificate of incorporation to decrease its authorized shares of common stock accordingly. There was no change to the number of authorized shares of preferred stock.

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

In conjunction with the Purchase Agreement in April 2019, the Company also sold warrants to purchase up to an aggregate of 847,750 shares of common stock at an initial exercise price of $1.375 per share. The warrants are exercisable at the option of the holder on or after October 29, 2019 and expire October 29, 2024. The Company issued to certain affiliates of the underwriters, as compensation, warrants to purchase an aggregate of 84,775 shares of common stock at an initial exercise price of $1.375 per share. The warrants are exercisable at the option of the holder on or after October 29, 2019 and expire April 24, 2024.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2019 and 2018 (Unaudited)

11.	Share-based Compensation

On October 26, 2016, the Company’s Board of Directors approved the issuance of up to 500,000 shares of the Company’s common stock in the form of restricted stock or options (“2016 Stock Plan”). Effective January 20, 2017, the 2016 Stock Plan was amended and restated as the SG Blocks, Inc. Stock Incentive Plan, as further amended effective June 1, 2018 (the “Incentive Plan”). The Incentive Plan authorizes the issuance of up to 2,500,000 shares of common stock. It authorizes the issuance of equity-based awards in the form of stock options, stock appreciation rights, restricted shares, restricted share units, other share-based awards and cash-based awards to non-employee directors and to officers, employees and consultants of the Company and its subsidiaries, except that incentive stock options may only be granted to the Company’s employees and its subsidiary’s employees. The Incentive Plan expires on October 26, 2026, and is administered by the Compensation Committee of the Board of Directors of the Company. Each of the Company’s employees, directors, and consultants are eligible to participate in the Incentive Plan. As of June 30, 2019, there were 836,426 shares of common stock available for issuance under the Incentive Plan.

Stock-Based Compensation Expense

Stock-based compensation expense is included in the consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Payroll and related expenses	$170,118	$85,325	$332,611	$165,314
Marketing and business development expenses	6,750	—	6,750	—
Total	$176,868	$85,325	$339,361	$165,314

The following table presents total stock-based compensation expense by security type included in the consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Stock options	$40,098	$85,325	$72,196	$165,314
Restricted stock units	136,770	—	267,165	—
Total	$176,868	$85,325	$339,361	$165,314

Stock-Based Option Awards

The fair value of the stock-based option awards granted during the six months ended June 30, 2019 and 2018, were estimated at the date of grant using the Black-Scholes option valuation model with the following assumptions:

	2019	2018
Expected dividend yield	—%	—%
Expected stock volatility	68.35%	25.70%
Risk-free interest rate	2.44%	2.56%
Expected life	3.00	5.00

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2019 and 2018 (Unaudited)

11.	Share-based Compensation (continued)

Because the Company does not have significant historical data on employee exercise behavior, the Company uses the “Simplified Method” to calculate the expected life of the stock-based option awards granted to employees. The simplified method is calculated by averaging the vesting period and contractual term of the options.

The following table summarizes stock-based option activities and changes during the six months ended June 30, 2019. The table includes options granted to employees and directors of the Company, as described below:

	Shares	Weighted Average Fair Value Per Share	Weighted Average Exercise Price Per Share	Weighted Average Remaining Terms (in years)	Aggregate Intrinsic Value
Outstanding – December 31, 2018	1,105,059	$1.24	$4.06	8.41	$—
Granted	—	—	—
Exercised	—	—	—
Cancelled	(25,000)	—	—
Outstanding – June 30, 2019	1,080,059	1.24	4.05	7.90	$—
Exercisable – December 31, 2018	949,355	1.23	4.00	8.30	—
Exercisable – June 30, 2019	997,273	$1.24	$4.03	7.85	$—

For the three months ended June 30, 2019 and 2018, the Company recognized stock-based compensation expense of $40,098 and $85,325, respectively, related to stock options. For the six months ended June 30, 2019 and 2018, the Company recognized stock-based compensation expense of $72,196 and $165,314, respectively, related to stock options. This expense is included in payroll and related expenses in the accompanying consolidated statements of operations.

As of June 30, 2019, there was $91,717 of total unrecognized compensation costs related to non-vested stock options, which will be expensed over a weighted average period of less than one year. The intrinsic value is calculated as the difference between the fair value of the stock price at year end and the exercise price of each of the outstanding stock options. The fair value of the stock price at June 30, 2019 was $0.72 per share.

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

For the Six Months Ended June 30, 2019 and 2018 (Unaudited)

11.	Share-based Compensation (continued)

Restricted Stock Units

Effective July 26, 2018, a total of 27,955 of restricted stock units were granted to the Company’s non-employee directors, under the Company’s stock-based compensation plan, at the calculated fair value of $5.36 per share, which represents the average closing price of the Company’s common stock for the ten trading days immediately preceding and including the grant date. Restricted stock units granted to directors in 2018 vested on June 5, 2019 as the earlier of (A) the first anniversary of the date of the grant or (B) the date of the annual meeting of the Company’s stockholders that occurs in the year immediately following the date of the grant; and are payable six months after the termination of the director from the Board or death or disability.

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

On January 15, 2019 and February 26, 2019, a total of 10,514 of restricted stock units were granted to two of the Company’s non-employee directors, under the Incentive Plan, at the calculated fair value of $2.94 and $2.76 per share, respectively, which represents the average closing price of the Company’s common stock for the ten trading days immediately preceding and including the grant date. The restricted stock units granted on January 15, 2019 will vest on January 15, 2020, subject to each individual’s continued service as a director of the Company through such date, and are payable six months after the termination of the director from the Company’s Board of Directors or death or disability. The restricted stock units granted on February 26, 2019 vest on the earlier of (A) the first anniversary of the date of the grant or (B) the date of the 2019 annual meeting of the Company’s stockholders subject to each individual’s continued service as a director of the Company through such date, and are payable six months after the termination of the director from the Board of Directors or death or disability.

Effective June 5, 2019, a total of 183,780 of restricted stock units were granted to the Company’s non-employee directors, under the Company’s stock-based compensation plan, at the calculated fair value of $0.82 per share, which represents the average closing price of the Company’s common stock for the ten trading days immediately preceding and including the grant date. Restricted stock units granted to directors on June 5, 2019 vest on the earlier of (A) the first anniversary of the date of the grant or (B) the date of the annual meeting of the Company’s stockholders that occurs in the year immediately following the date of the grant; and are payable six months after the termination of the director from the Board or death or disability.

For the three months ended June 30, 2019 and 2018, the Company recognized stock-based compensation expense of $136,770 and $0 related to restricted stock units. For the six months ended June 30, 2019 and 2018, the Company recognized stock-based compensation expense of $267,165 and $0 related to restricted stock units. This expense is included in the payroll and related expenses and marketing and business development expenses in the accompanying condensed consolidated statement of operations. For the six months ended June 30, 2019 and 2018, the Company recognized $108,629 and $0, respectively, related to restricted stock units in lieu of accrued compensation.

The following table summarizes restricted stock unit activities during the six months ended June 30, 2019:

Number of Shares
Non-vested balance at January 1, 2019	22,364
Granted	508,349
Vested	(27,792)
Forfeited/Expired	—
Non-vested balance at June 30, 2019	502,921

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2019 and 2018 (Unaudited)

12.	Commitments and Contingencies

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

Pizzarotti Litigation – On or about August 10, 2018, Pizzarotti, LLC filed a complaint against the Company and Mahesh Shetty, the Company’s President, and others seeking unspecified damages for an alleged breach of contract by the Company and another entity named Phipps & Co. (“Phipps”). The lawsuit was filed as Pizzarotti, LLC. v. Phipps & Co., et al., Index No. 653996/2018 and commenced in the Supreme Court of the State of New York for the County of New York. On or about April 1, 2019, Phipps filed cross-claims against the Company and Mr. Shetty asserting claims for indemnification, contribution, fraud, negligence, negligent misrepresentation, and breach of contract.

The claims against the Company arise from an Assignment Agreement, dated as of May 30, 2018, between Pizzarotti, Phipps and the Company (the “Assignment Agreement”), pursuant to which the Company intended to provide a letter of credit in exchange for an assignment of the proceeds from certain subcontracted work to be provided by Phipps to Pizzarotti. The Assignment Agreement was ultimately terminated, and the Company returned all payments to Phipps. Notwithstanding the above, Pizzarotti has sued seeking damages for nonperformance of the sub-contracted work and the return of a $500,000 payment from Phipps. Discovery in the matter is ongoing.

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

For the Six Months Ended June 30, 2019 and 2018 (Unaudited)

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

Vendor Litigation – On June 21, 2019, SG Blocks filed suit against EDI International, PC (“EDI”) arising out of EDI’s interference with SG Blocks’ contractual and economic relations with HOLA Community Partners and the Heart of Los Angeles Youth, Inc., related to the HOLA Project, for which EDI was engaged to provide certain design and engineering services to SG Blocks. In the lawsuit, SG Blocks asserts claims for intentional interference with economic advantage, negligent interference with economic advantage, and intentional interference with contractual relations and seeks to recover from EDI damages in excess of $1,274,752. The lawsuit was filed as SG Blocks, Inc. v. EDI International, PC Which Will Do Business In California As EDI International California et al., Case No. 19STCV21725, in the Superior Court of California, County of Los Angeles.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2019 and 2018 (Unaudited)

13.	Subsequent Events

On July 29, 2019, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with ThinkEquity, a division of Fordham Financial Management, Inc. (the “Underwriter”)‚ for the sale by the Company of 900,000 shares of the Company’s common stock at a purchase price of $0.85 per share to the public. Pursuant to the terms of the Underwriting Agreement, the Company agreed to issue common stock purchase warrants to ThinkEquity or its designees to purchase 45,000 shares of common stock, representing the number of shares of common stock equal to 5.0% of the total number of shares sold in the offering. The Company sold the common stock for aggregate gross proceeds of approximately $765,000. The warrants will be exercisable beginning six (6) months after the date of issuance and expire five (5) years after the date of the prospectus supplement filed in connection with the offering. The warrants will be exercisable at a price per share of $1.0625, which is equal to 125% of the initial public offering price of the shares sold in the offering. The warrants may be exercised in whole or in part, and provides for “cashless” exercise, “piggyback” registration rights for two (2) years from the date of the initial exercise date of the warrants, a one-time demand registration right on Form S-3 when available for five (5) years from the date of the Underwriting Agreement and customary anti-dilution protection in the event of stock splits, stock dividends, recapitalizations and the like.

The estimated net proceeds to the Company from the offering are expected to be approximately $587,000, after deducting underwriting discounts and commissions and non-accountable expenses payable by the Company. The closing of the sales of these securities under the Underwriting Agreement occurred on August 1, 2019. The offering was made pursuant to the Company’s effective registration statement on Form S-3 (Registration Statement No. 333-228882) previously filed with and declared effective by the Securities and Exchange Commission and a prospectus supplement and accompanying prospectus filed with the SEC.

The Underwriting Agreement contains customary representations, warranties and agreements by the Company, customary conditions to closing, indemnification obligations of the Company and the Underwriter, including for liabilities under the Securities Act of 1933, as amended (the “Securities Act”), other obligations of the parties and termination provisions. The representations, warranties and covenants contained in the Underwriting Agreement were made only for purposes of such agreement and as of specific dates, were solely for the benefit of the parties to such agreement and may be subject to limitations agreed upon by the contracting parties. The warrants and the shares issuable upon exercise of the warrants will be issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, as transactions not involving a public offering and in reliance on similar exemptions under applicable state laws.

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

Results of Operations

Six Months Ended June 30, 2019 and 2018:

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Revenue	$2,463,032	$3,849,325
Cost of revenue	(1,651,609)	(3,654,155)
Operating expenses	(2,273,867)	(2,187,943)
Operating loss	(1,462,444)	(1,992,773)
Other income (expense)	—	5,768
Net loss	$(1,462,444)	$(1,987,005)

Revenue

Total revenue for the six months ended June 30, 2019 was $2,463,032 compared to $3,849,325 for the six months ended June 30, 2018. This decrease of $1,386,293 or 36% was mainly driven by a decline in revenue resulting from the Company’s school and special use contracts for the six months ended June 30, 2019 as compared to June 30, 2018. Revenue resulting from the Company's retail and office contracts increased by approximately $1,220,005, which was offset by a decrease in revenue from the Company’s school and special use contracts of $2,489,511.

Cost of Revenue and Gross Profit

Cost of revenue was $1,651,609 for the six months ended June 30, 2019 compared to $3,654,155 for the six months ended June 30, 2018. The decrease of $2,002,546 is primarily related to the lower revenues and the lower procurement and manufacturing costs of modifying containers.

Gross profit was $811,423 and $195,170 for the six months ended June 30, 2019 and 2018, respectively.

Gross profit percentage increased to 33% for the six months ended June 30, 2019 compared to 5% for the six months ended June 30, 2018 primarily due to lower margins in the six months ended June 30, 2018 from a legacy contract.

Payroll and Related Expenses

Payroll and related expenses for the six months ended June 30, 2019 were $1,284,177 compared to $978,029 for the six months ended June 30, 2018. This increase was primarily caused by an increase in salaries and additional head count of $109,547 and an increase in stock-based compensation expense of $167,297 recognized during the six months ended June 30, 2019 compared to the six months ended June 30, 2018. We recognized $332,611 in stock-based compensation expense for the six months ended June 30, 2019, compared to $165,314 for the six months ended June 30, 2018.

Other Operating Expenses

Other operating expenses include professional fees, marketing and business development, pre-project and depreciation and amortization expenses. During the six months ended June 30, 2019, other operating expenses were $989,690 compared to $1,209,914 for the six months ended June 30, 2018. The decrease resulted primarily from a decrease in marketing and business development costs of approximately $47,000, a decrease in pre-project expenses of approximately $31,513 and a decrease of approximately $222,600 in amortization expense caused by customer contracts being fully amortized at the end of 2018‚ offset by an increase of approximately $89,000 in legal fees for the six months ended June 30, 2019 compared to the six months ended June 30, 2018.

Other Income (Expense)

For the six months ended June 30, 2019, we recognized no other income compared to $5,768 during the six months ended June 30, 2018.

Three Months Ended June 30, 2019 and 2018:

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018
Revenue	$727,908	$2,305,797
Cost of revenue	(460,590)	(2,274,225)
Operating expenses	(1,239,027)	(1,270,240)
Operating loss	(971,709)	(1,238,668)
Other income (expense)	—	5,764
Net loss	$(971,709)	$(1,232,904)

Revenue

Total revenue for the three months ended June 30, 2019 was $727,908 compared to $2,305,797 for the three months ended June 30, 2018. This decrease of $1,577,889 or 68% was mainly driven by a decline in the Company’s school and special use contracts for the three months ended June 30, 2019 as compared to three months ended June 30, 2018. Revenue resulting from the Company's retail contracts increased by approximately $189,749, which was offset by a decrease in revenue from the Company’s office, school, special use and multi-family contracts of $1,748,296.

Cost of Revenue and Gross Profit

Cost of revenue was $460,590 for the three months ended June 30, 2019 compared to $2,274,225 for the three months ended June 30, 2018. The decrease of $1,813,635 is primarily related to the lower revenues and the lower procurement and manufacturing costs of modifying containers.

Gross profit was $267,318 and $31,572 for the three months ended June 30, 2019 and 2018, respectively.

Gross profit percentage increased to 37% for the three months ended June 30, 2019 compared to 1% for the three months ended June 30, 2018 primarily due to lower margins in the three months ended June 30, 2018 from a legacy contract.

Payroll and Related Expenses

Payroll and related expenses for the three months ended June 30, 2019 were $645,627 compared to $572,612 for the three months ended June 30, 2018. This increase was primarily caused by an increase in stock-based compensation expense of $84,793 recognized during the three months ended June 30, 2019 compared to the three months ended June 30, 2018. We recognized $170,118 in stock-based compensation expense for the three months ended June 30, 2019, compared to $85,325 for the three months ended June 30, 2018.

Other Operating Expenses

Other operating expenses include professional fees, marketing and business development, pre-project and depreciation and amortization expenses. Other operating expenses for the three months ended June 30, 2019 were $593,400 compared to $697,628 for the three months ended June 30, 2018. The decrease resulted primarily from a decrease in marketing and business development costs of approximately $13,325, a decrease in professional fees related to directors’ fees of $48,125, a decrease in pre-project development expense of $42,480, and a decrease of approximately $111,300 in amortization expense caused by customer contracts being fully amortized at the end of 2018‚ offset by an increase of approximately $116,281 in legal fee expense for the three months ended June 30, 2019 compared to the three months ended June 30, 2018.

Other Income (Expense)

We recognized no other income during the three months ended June 30, 2019 compared to $5,764 during the three months ended June 30, 2018.

Income Tax Provision

A 100% valuation allowance was provided against the deferred tax asset consisting of available net operating loss carryforwards and, accordingly, no income tax benefit was provided.

Liquidity and Capital Resources

As of June 30, 2019 and December 31, 2018, we had an aggregate of $173,902 and $1,368,395, respectively, of cash and cash equivalents. Our condensed consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.

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

In April 2019, we closed a follow-on offering, pursuant to which we sold 847,750 shares of our common stock. In connection with the follow-on offering, we also sold common stock purchase warrants to purchase up to an aggregate of 847,750 shares of common stock. Such warrants were sold in a private placement pursuant to Section 4(a)(2) and Rule 506(b) under the Securities Act of 1933, as amended. We received net proceeds of approximately $552,709 after deducting certain fees due to the placement agent and certain transaction expenses.

In addition, in August 2019, we closed a follow-on offering, pursuant to which we sold 900,000 shares of our common stock. In connection with the follow-on offering, we also sold common stock purchase warrants to purchase up to an aggregate of 45,000 shares of common stock. Such warrants were sold in a private placement pursuant to Section 4(a)(2) and Rule 506(b) under the Securities Act of 1933, as amended. We received net proceeds of approximately $587,000 after deducting certain underwriting discounts and commissions and non-accountable expenses due to the underwriter and certain transaction expenses.

We anticipate that we will continue to generate losses from operations for the foreseeable future. As of June 30, 2019, our stockholders’ equity was $6,618,322, compared to $7,080,067 as of December 31, 2018. Our net loss from operations for the six months ended June 30, 2019 was $1,462,444 and net cash used in operating activities was $1,747,202.

We are attempting to generate sufficient revenues, and may need to secure additional financing sources, such as debt or equity capital, to support our daily operations and fund future growth, which financing may not be available on favorable terms or at all. We currently have a Form S-3 shelf registration statement on file with the Securities and Exchange Commission, under which we currently have limited capacity to issue additional shares. If we issue additional equity securities to raise funds, our existing stockholders may experience further dilution, and the new equity securities may have rights, preferences and privileges senior to those of our existing stockholders. If we issue debt securities to raise additional funds, we may incur debt service obligations, become subject to additional restrictions that limit or restrict our ability to operate our business or be required to encumber our assets. There can be no assurance that we will be able to raise any such capital on terms acceptable to us, if at all. We do not have any additional sources secured for future funding, and if we are unable to raise the necessary capital at the times we require such funding, we may need to materially change our business plan, including delaying implementation of aspects of such business plan or curtailing or abandoning such business plan altogether.

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

Additionally, as previously announced, on July 1, 2019, we received a letter from the Nasdaq Stock Market LLC (“Nasdaq”) that, because the closing bid price for our common stock was below $1.00 for 30 consecutive business days, we no longer met the minimum bid price requirement for continued listing on Nasdaq. In accordance with Nasdaq listing rules, we were granted a 180 calendar day grace period, or until December 30, 2019, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for at least ten consecutive business days during this 180-day grace period. We intend to monitor the closing bid price of our common stock and consider our available options in the event that the closing bid price of our common stock remains below $1.00 per share. There can be no assurance that we will be able to regain compliance with the minimum bid price requirement or maintain compliance with the other listing requirements.

Cash Flow Summary

	Six Month Ended June 30,

	2019	2018
Net cash provided by (used in):
Operating activities	$(1,747,202)	$(1,876,463)
Investing activities	—	26,253
Financing activities	552,709	—
Net increase (decrease) in cash and cash equivalents	$(1,194,493)	$(1,850,210)

Operating activities used net cash of $1,747,202 in the six months ended June 30, 2019, and $1,876,463 in the six months ended June 30, 2018. Generally, our net operating cash flows fluctuate primarily based on changes in our profitability and working capital. Cash used in operating activities decreased by $129,261, primarily due to a decrease in working capital of $297,702 and a net decrease of $222,070 in amortization, offset by a decrease in net loss of $524,561 and a net increase of $174,047 in stock compensation expense in the six months ended June 30, 2019 compared to six months ended June 30, 2019.

Investing activities provided no net cash in the six months ended June 30, 2019, and net cash of $26,253 in the six months ended June 30, 2018 primarily due to an increase in proceeds from short-term investments.

Financing activities provided net cash of $552,709 in the six months ended June 30, 2019, and no net cash in six months ended June 30, 2018.  Cash provided by financing activities increased by $552,709 due to an increase in proceeds from the issuance of common stock.

We provide services to our customers in three separate phases: the design phase, the architectural and engineering phase and the construction phase. Each phase is independent of the other, but builds through a progression of concept through delivery of a completed structure. These phases may be embodied in a single contract or in separate contracts, which is typical of a design build process model. As of June 30, 2019, we had nine projects totaling $70,768,733 under contract, which, if they all proceed to construction, will result in our constructing approximately 405,536 square feet of container space. Of these contracts, all nine projects combine all three phases or parts thereof and including construction. We expect that all of this revenue will be realized by June 30, 2022.

Backlog may fluctuate significantly due to the timing of orders or awards for large projects and is not necessarily indicative of future backlog levels or the rate at which backlog will be recognized as revenue. The decrease in backlog at June 30, 2019 from the prior year is primarily attributable to the Company moving a contract of approximately $25,000,000 out of backlog after receiving a cancellation notice from the customer. The Company had work in progress or completed contracts during the first six months of 2019 for approximately $2,463,000.

There can be no assurance that our customers will decide to and/or be able to proceed with these construction projects, or that we will ultimately recognize revenue from these projects in a timely manner or at all.

Off-Balance Sheet Arrangements

As of June 30, 2019 and December 31, 2018, we had no material off-balance sheet arrangements to which we are a party.

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

The following is a reconciliation of EBITDA and Adjusted EBITDA to the nearest GAAP measure, net loss:

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Net loss	$(971,709)	$(1,232,904)	$(1,462,444)	$(1,987,005)
Addback depreciation and amortization	39,417	148,264	78,863	296,511
EBITDA (non-GAAP)	(932,292)	(1,084,640)	(1,383,581)	(1,690,494)
Addback stock compensation expense	176,868	85,325	339,361	165,314
Adjusted EBITDA (non-GAAP)	$(755,424)	$(999,315)	$(1,044,220)	$(1,525,180)

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

ITEM 1A.  Risk Factors

There have been no material changes from the risk factors disclosed in “Part I—Item 1A. Risk Factors” in our 2018 Form 10-K, except as follows:

Our failure to meet the continued listing requirements of the Nasdaq Capital Market could result in a delisting of our common stock.

Our common stock is listed on the Nasdaq Capital Market, which imposes, among other requirements, a minimum bid requirement. On July 1, 2019, we received a letter from Nasdaq that, because the closing bid price for our common stock was below $1.00 for 30 consecutive business days, we no longer met the minimum bid price requirement for continued listing on Nasdaq. Under Nasdaq Listing Rule 5810(c)(3)(A), we were granted a 180 calendar day grace period, or until December 30, 2019, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for at least ten consecutive business days during this 180-day grace period. There can be no assurance that we will be able to regain compliance or that Nasdaq will grant us a further extension of time to regain compliance, if necessary.

The delisting of our common stock from Nasdaq may make it more difficult for us to raise capital on favorable terms in the future, or at all. Such a delisting would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. Further, if our common stock were to be delisted from the Nasdaq Capital Market, our common stock would cease to be recognized as a covered security, and we would be subject to additional regulation in each state in which we offer our securities. Moreover, there is no assurance that any actions that we take to restore our compliance with the Nasdaq minimum bid requirement would stabilize the market price or improve the liquidity of our common stock, prevent our common stock from falling below the Nasdaq minimum bid price required for continued listing again or prevent future non-compliance with Nasdaq’s listing requirements.

There can be no assurance that we will continue to meet the minimum bid price requirement, or any other requirement in the future. If we fail to meet the minimum bid price requirement, or other applicable Nasdaq listing requirements, including maintaining minimum levels of stockholders’ equity or market values of our common stock, our common stock could be delisted. Delisting from the Nasdaq Capital Market would cause us to pursue eligibility for trading of our common stock on other markets or exchanges, or on an over-the-counter market. In such case, our stockholders’ ability to trade or obtain quotations of the market value of our common stock would be severely limited because of lower trading volumes and transaction delays. These factors could contribute to lower prices and larger spreads in the bid and ask prices of these securities. There can be no assurance that our common stock, if delisted from the Nasdaq Capital Market, would be listed on a national securities exchange, a national quotation service or the over-the-counter markets. Delisting from the Nasdaq Capital Market could also result in negative publicity, make it more difficult for us to raise additional capital, adversely affect the market liquidity of our common stock, decrease securities analysts’ coverage of us or diminish investor, supplier and employee confidence. In addition, our stock could become a “penny stock,” which would make trading of our common stock more difficult.

Our operating results will be subject to fluctuations and are inherently unpredictable.

In order to return to profitability, we will need to generate and sustain higher revenue while maintaining reasonable cost and expense levels. In our most recent quarter we experienced a loss. We do not know if our revenue will grow, or if it will grow sufficiently to outpace our expenses, which we expect to increase as we expand our operational capacity. We may not be able to become profitable on a quarterly or an annual basis. Our quarterly revenue and operating results will be difficult to predict and have in the past fluctuated from quarter to quarter. The amount, timing and mix of project sales, often for a single medium or large-scale project, may cause large fluctuations in our revenue and other financial results. Further, our revenue mix of high margin materials sales versus lower margin projects can fluctuate dramatically quarter to quarter, which may adversely affect our revenue and financial results in any given period. Finally, our ability to meet project completion schedules for an individual project and the corresponding revenue impact under the percentage-of-completion method of recognizing revenue, may similarly cause large fluctuations in our revenue and other financial results. This may cause us to miss any future guidance announced by us.

We base our planned operating expenses in part on our expectations of future revenue, and a significant portion of our expenses are fixed in the short-term. If revenue for a particular quarter is lower than we expect, we likely will be unable to proportionately reduce our operating expenses for that quarter, which would harm our operating results for that quarter. This may cause us to miss any guidance announced by us.

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.     Defaults Upon Senior Securities

None.

ITEM 4.     Mine Safety Disclosures

Not applicable.

ITEM 5.     Other Information

None.

ITEM 6.     Exhibits

EXHIBIT INDEX
Exhibit Number	Description
3.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation of SG Blocks, Inc., dated June 5, 2019 (incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on June 5, 2019).
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

4.3	Form of Representative’s Warrant Agreement (incorporated herein by reference to Exhibit 4.1 of the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on July 31, 2019).

10.1**	Securities Purchase Agreement, dated April 25, 2019, between SG Blocks, Inc. and the purchasers thereto (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on April 26, 2019).
10.2♦+	Form of Restricted Share Unit Agreement.
10.3♦+	Form of Restricted Share Unit Agreement (Special Bonus).
31.1+	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS+	XBRL Instance Document - the instance document does not appear in the Interactive Data File as the XBRL tags are embedded within the Inline XBRL document.
101.SCH+	XBRL Taxonomy Extension Schema Document.
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB+	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

+	Filed herewith.

*	Furnished herewith.

**	Exhibits and schedules to this exhibit have been omitted pursuant to Regulation S-K, Item 601(a)(5).

♦	Includes compensatory plan or arrangement.
33

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SG BLOCKS, INC.
(Registrant)

Date: August 14, 2019	By:	/s/ Mahesh S. Shetty
Mahesh S. Shetty President and Chief Financial Officer (Principal Financial and Accounting Officer)

