Form 10-Q
period 2019-09-30
SG BLOCKS, INC.
filed 2019-11-14
CIK 1023994

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Yes☒    No ☐

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

Yes ☒    No ☐

As of November 12, 2019, there were 6,007,791 shares of the registrant’s common stock, $0.01 par value, outstanding.

SG BLOCKS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

PART I. FINANCIAL INFORMATION

ITEM 1.     Financial Statements

SG BLOCKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,953	$1,368,395
Accounts receivable, net	1,436,339	1,746,326
Costs and estimated earnings in excess of billings on uncompleted contracts	8,689	260,325
Prepaid expenses and other current assets	164,885	986,687
Total current assets	1,611,866	4,361,733

Property, plant and equipment, net	12,671	71,337
Goodwill	4,162,173	4,162,173
Intangible assets, net	2,335,086	2,443,929
Total Assets	$8,121,796	$11,039,172

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,807,456	$2,624,218
Billings in excess of costs and estimated earnings on uncompleted contracts	241,091	1,334,887
Total current liabilities	2,048,547	3,959,105

Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, $1.00 par value, 5,405,010 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 25,000,000 shares authorized as of September 30, 2019 and 300,000,000 shares authorized as of December 31, 2018; 6,007,791 issued and outstanding as of September 30, 2019 and 4,260,041 issued and outstanding as of December 31, 2018	60,079	42,601
Additional paid-in capital	19,464,360	17,700,743
Accumulated deficit	(13,451,190)	(10,663,277)
Total stockholders’ equity	6,073,249	7,080,067
Total Liabilities and Stockholders’ Equity	$8,121,796	$11,039,172

The accompanying notes are an integral part of these condensed consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,	For the Three Months Ended September 30,	For the Nine Months Ended September 30,	For the Nine Months Ended September 30,
	2019	2018	2019	2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue:
Block sales	$—	$—	$—	$42,799
Construction services	187,895	2,033,769	2,521,139	5,307,168
Engineering services	(3,369)	49,056	126,419	582,183
Total	184,526	2,082,825	2,647,558	5,932,150

Cost of revenue:
Block sales	—	—	—	33,084
Construction services	391,494	1,764,030	1,986,394	5,056,971
Engineering services	(24,711)	93,955	31,998	422,085
Total	366,783	1,857,985	2,018,392	5,512,140

Gross profit (loss)	(182,257)	224,840	629,166	420,010

Operating expenses:
Payroll and related expenses	548,156	611,906	1,832,333	1,589,935
General and administrative expenses	478,726	557,078	1,318,390	1,538,441
Marketing and business development expense	63,016	133,378	194,591	311,965
Pre-project expenses	1,275	—	19,726	49,964
Total	1,091,173	1,302,362	3,365,040	3,490,305

Operating loss	(1,273,430)	(1,077,522)	(2,735,874)	(3,070,295)

Other income (expense):
Other income	—	—	—	5,768
Loss on asset disposal	(52,039)	—	(52,039)	—
Loss from equity affiliates	—	(960)	—	(960)
Total	(52,039)	(960)	(52,039)	4,808

Loss before income taxes	(1,325,469)	(1,078,482)	(2,787,913)	(3,065,487)
Income tax expense	—	—	—	—

Net loss	(1,325,469)	(1,078,482)	(2,787,913)	(3,065,487)
Less: Net loss attributable to non-controlling interest	—	(52,445)	—	(52,445)
Net loss attributable to common stockholders of SG Blocks, Inc.	$(1,325,469)	$(1,026,037)	$(2,787,913)	$(3,013,042)

Net loss per share - basic and diluted:
Basic and diluted	$(0.23)	$(0.24)	$(0.56)	$(0.71)

Weighted average shares outstanding:
Basic and diluted	5,694,748	4,260,041	4,938,547	4,260,041

The accompanying notes are an integral part of these condensed consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

	$0.01 Par Value Common Stock		Additional Paid-in	Accumulated	Non-controlling	Total Stockholders’
	Shares	Amount	Capital	Deficit	Interest	Equity
Balance – June 30, 2019	5,107,791	$51,079	$18,692,964	$(12,125,721)	$—	$6,618,322
Stock-based compensation	—	—	197,090	—	—	197,090
Issuance of common stock, net of issuance costs	900,000	9,000	574,306	—	—	583,306
Net loss	—	—	—	(1,325,469)	—	(1,325,469)
Balance – September 30, 2019	6,007,791	$60,079	$19,464,360	$(13,451,190)	$—	$6,073,249

Balance – December 31, 2018	4,260,041	$42,601	$17,700,743	$(10,663,277)	$—	$7,080,067
Stock-based compensation	—	—	645,080	—	—	645,080
Issuance of common stock, net of issuance costs	1,747,750	17,478	1,118,537	—	—	1,136,015
Net loss	—	—	—	(2,787,913)	—	(2,787,913)
Balance – September 30, 2019	6,007,791	$60,079	$19,464,360	$(13,451,190)	$—	$6,073,249

	$0.01 Par Value Common Stock		Additional Paid-in	Accumulated	Non-controlling	Total Stockholders’
	Shares	Amount	Capital	Deficit	Interest	Equity
Balance – June 30, 2018	4,260,041	$42,601	$17,469,843	$(7,806,261)	$—	$9,706,183
Stock-based compensation	—	—	117,102	—	—	117,102
Net loss	—	—	—	(1,026,037)	(52,445)	(1,078,482)
Balance – September 30, 2018	4,260,041	$42,601	$17,586,945	$(8,832,298)	$(52,445)	$8,744,803

Balance – December 31, 2017	4,260,041	$42,601	$17,304,529	$(5,819,256)	$—	$11,527,874
Stock-based compensation	—	—	282,416	—	—	282,416
Net loss	—	—	—	(3,013,042)	(52,445)	(3,065,487)
Balance – September 30, 2018	4,260,041	$42,601	$17,586,945	$(8,832,298)	$(52,445)	$8,744,803

The accompanying notes are an integral part of these condensed consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30, 2019	For the Nine Months Ended September 30, 2018
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(2,787,913)	$(3,065,487)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	8,697	3,227
Amortization of intangible assets	108,843	442,031
Bad debt expense (benefit)	(54,000)	—
Interest income on short-term investment	—	(4)
Stock-based compensation	482,139	282,416
Loss on asset disposal	52,039	—
Loss on equity affiliates	—	960
Changes in operating assets and liabilities:
Accounts receivable	363,987	247,670
Costs and estimated earnings in excess of billings on uncompleted contracts	251,636	(46,514)
Prepaid expenses and other current assets	821,802	(17,922)
Accounts payable and accrued expenses	(653,821)	(160,480)
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,093,796)	408,692
Net cash used in operating activities	(2,500,387)	(1,905,411)

Cash flows from investing activities:
Proceeds from short-term investment	—	30,037
Purchase of property, plant and equipment	(2,070)	(69,137)
Purchase of intangible asset	—	(5,000)
Investment in and advances to equity affiliates	—	(7,916)
Net cash used in investing activities	(2,070)	(52,016)

Cash flows from financing activities:
Proceeds from public stock offering, net of issuance costs	1,136,015	—
Net cash provided by financing activities	1,136,015	—

Net decrease in cash and cash equivalents	(1,366,442)	(1,957,427)

Cash and cash equivalents - beginning of period	1,368,395	4,870,824

Cash and cash equivalents - end of period	$1,953	$2,913,397

Supplemental disclosure of non-cash operating activities:
Non cash conversion of accrued salary to restricted stock units	$162,941	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
For the Nine Months Ended September 30, 2019 and 2018 (Unaudited)

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

The Company is now focusing on entering into licensing agreements across the Company’s construction opportunity verticals that should enable it to further its sales and marketing efforts on qualified lead generation for its licensees.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2019 and 2018 (Unaudited)

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

As of September 30, 2019, the Company had cash and cash equivalents of $1,953 and a backlog of $17.8 million. See Note 8 for a discussion of construction backlog. Based on the Company’s conversations with key customers, the Company anticipates its backlog to convert to revenue over the following period:

2019
Within 1 year	$4,250,770
1 to 2 years	13,536,400
Thereafter	—
Total Backlog	$17,787,170

The Company completed an equity offering in April 2019 and in August 2019, which resulted in net proceeds of approximately $1,136,015. See Note 9 for a discussion of these offerings. The Company completed a Securities Purchase Agreement in November 2019, which resulted in net proceeds of approximately $326,000. See Note 13 for a discussion on this purchase agreement. The Company believes that it will have sufficient cash balances to meet obligations and further intends to meet its capital needs by containing costs and entering into strategic alliances, as well as exploring other options, including the possibility of raising additional debt or equity capital as necessary. There is, however, no assurance the Company will be successful in meeting its capital requirements prior to becoming cash flow positive. The Company does not have any additional sources secured for future funding, and if it is unable to raise the necessary capital at the times it requires such funding, it may need to materially change its business plan, including delaying implementation of aspects of such business plan or curtailing or abandoning such business plan altogether.

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

For the Nine Months Ended September 30, 2019 and 2018 (Unaudited)

3.	Summary of Significant Accounting Policies

Basis of presentation and principals of consolidation – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. The condensed consolidated financial statements and notes should be read in conjunction with the financial statements and notes for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission on March 29, 2019. In the opinion of management, all adjustments, consisting of normal accruals, considered necessary for a fair presentation of the interim financial statements have been included. Results for the nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, SG Building Blocks, Inc.‚ SG Residential, Inc.‚ and SG Blocks Puerto Rico, Inc. All significant intercompany accounts and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current period’s presentation.

Recently adopted accounting pronouncements – New accounting pronouncements implemented by the Company are discussed below or in the related notes, where appropriate.

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). The update’s principal objective is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet. ASU 2016-02 continues to retain a distinction between finance and operating leases but requires lessees to recognize a right-of-use asset representing their right to use the underlying asset for the lease term and a corresponding lease liability on the balance sheet for all leases with terms greater than twelve months. The update is effective for fiscal years beginning after December 15, 2018. In July 2018, the FASB issued ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements” (“ASU 2018-11”), which provides entities with an additional transition method. Under ASU 2018-11, entities have the option of recognizing the cumulative effect of applying the new standard as an adjustment to beginning retained earnings in the year of adoption while continuing to present all prior periods under previous lease accounting guidance. In July 2018, the FASB also issued ASU No. 2018-10, “Codification Improvements to Topic 842, Leases” (“ASU 2018-10”), which clarifies how to apply certain aspects of ASU 2016-02. The Company adopted ASU 2016-02, ASU 2018-10 and ASU 2018-11 effective January 1, 2019. The Company had no operating or finance lease agreements as of September 30, 2019. The adoption of ASU No. 2016-02 did not have a material impact on the Company’s financial statements and disclosures.

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

For the Nine Months Ended September 30, 2019 and 2018 (Unaudited)

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

For the Nine Months Ended September 30, 2019 and 2018 (Unaudited)

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

On October 3 2019, the Company entered into an Exclusive License Agreement (“ELA” ) pursuant to which it granted an exclusive license for its technology as outlined in the ELA. See Note 13 for a discussion on the ELA. Under the ELA, the Company will receive royalty payments based upon gross revenues earned by the licensee for commercialize products within the field of design and project management platforms for residential use, including single-family residences and multi-family residences, but excluding military housing. The Company has determined that the ELA grants the licensee a right to access the Company’s intellectual property throughout the license period (or its remaining economic life, if shorter), and thus recognizes revenue over time as the licensee recognizes revenue and the Company has the right to payment of royalties. No revenue has been recognized under the ELA for the nine months ended September 30, 2019.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2019 and 2018 (Unaudited)

3.	Summary of Significant Accounting Policies (continued)

Disaggregation of Revenues

The Company’s revenues are principally derived from construction and engineering contracts related to Modules. The Company’s contracts are with many different customers in numerous industries.

The following tables provide further disaggregation of the Company’s revenues by categories:

	Three Months Ended September 30,
Revenue by Customer Type	2019		2018
Multi-Family	$(18,013)	—%	$47,026	2%
Office	4,424	2%	445,992	22%
Retail	195,421	97%	955,667	46%
School	—	—%	602,641	29%
Special Use	—	—%	30,990	1%
Other	2,694	1%	509	—%
Total revenue by customer type	$184,526	100%	$2,082,825	100%

	Nine Months Ended September 30,
Revenue by Customer Type	2019		2018
Multi-Family	$94,178	4%	$257,840	4%
Office	1,212,321	46%	1,039,348	18%
Retail	1,332,805	50%	1,487,587	25%
School	—	—%	2,462,880	42%
Special Use	6,812	—%	667,074	11%
Other	1,442	—%	17,421	—%
Total revenue by customer type	$2,647,558	100%	$5,932,150	100%

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

For the Nine Months Ended September 30, 2019 and 2018 (Unaudited)

3.	Summary of Significant Accounting Policies (continued)

Cash and cash equivalents – The Company considers cash and cash equivalents to include all short-term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less upon acquisition. Cash and cash equivalents totaled $1,953 as of September 30, 2019 and $1,368,395 as of December 31, 2018.

Short-term investment – The Company classifies any investment with a maturity greater than six months but less than one year as a short-term investment.  The Company had no short-term investments as of September 30, 2019 or December 31, 2018.

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

Inventory – Raw construction materials (primarily shipping containers) are valued at the lower of cost (first-in, first-out method) or net realizable value. Finished goods and work-in-process inventories are valued at the lower of cost or net realizable value, using the specific identification method. There was no inventory as of September 30, 2019 or December 31, 2018.

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

For the Nine Months Ended September 30, 2019 and 2018 (Unaudited)

3.	Summary of Significant Accounting Policies (continued)

Intangible assets – Intangible assets represent the preliminary assets identified upon emergence from bankruptcy and consist of $2,766,000 of proprietary knowledge and technology which is being amortized over 20 years and $1,113,000 of customer contracts which was being amortized over 2.5 years. In addition, intangible assets include $28,820 of trademarks and $5,300 of website costs which are being amortized over 5 years. The Company evaluated intangible assets for impairment during the year ended December 31, 2018, and determined that there were no impairment losses. The accumulated amortization as of September 30, 2019 and 2018 was $1,578,034 and $1,321,604, respectively. The amortization expense for the three months ended September 30, 2019 and 2018 was $36,281 and $147,399, respectively. The amortization expense for the nine months ended September 30, 2019 and 2018 was $108,843 and $442,031, respectively. The estimated amortization expense for the successive five years is as follows:

For the year ended December 31,
2019	$36,281
2020	145,124
2021	145,124
2022	140,801
2023	139,007
Thereafter	1,728,749
$2,335,086

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

For the Nine Months Ended September 30, 2019 and 2018 (Unaudited)

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

With respect to receivables, concentrations of credit risk are limited to a few customers in the construction industry. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers other than normal lien rights. At September 30, 2019 and December 31, 2018, 92% and 76%, respectively, of the Company’s gross accounts receivable were due from two customers.

Revenue relating to two and four customers represented approximately 94% and 80% of the Company’s total revenue for the three months ended September 30, 2019 and 2018, respectively. Revenue relating to two and one customers represented approximately 87% and 41% of the Company’s total revenue for the nine months ended September 30, 2019 and 2018, respectively.

Cost of revenue relating to two and four vendors represented approximately 93% and 85% of the Company’s total cost of revenue for the three months ended September 30, 2019 and 2018, respectively. Cost of revenue relating to four and one vendors represented approximately 94% and 52% of the Company’s total cost of revenue for the nine months ended September 30, 2019 and 2018, respectively. The Company believes it has access to alternative suppliers, with limited disruption to the business, should circumstances change with its existing suppliers.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2019 and 2018 (Unaudited)

4.	Accounts Receivable

At September 30, 2019 and December 31, 2018, the Company’s accounts receivable consisted of the following:

	September 30, 2019	December 31, 2018
Billed:
Block sales	$—	$14,723
Construction services	1,306,567	1,619,498
Engineering services	333,230	400,877
Retainage receivable	544,911	543,417
Other receivable	37,526	7,706
Total gross receivables	2,222,234	2,586,221
Less: allowance for doubtful accounts (1)	(785,895)	(839,895)
Total net receivables	$1,436,339	$1,746,326
(1) The allowance for doubtful accounts is primarily due to unpaid billings on a contract that is currently in dispute.

Receivables are evaluated for collectability and allowances for potential losses are established or maintained on applicable receivables. The allowance for doubtful accounts was $785,895 as of September 30, 2019. There was no provision for doubtful accounts, $54,000 collected for doubtful accounts and no write offs for the nine months ended September 30, 2019. The provision for doubtful accounts was $810,580 and write offs were $4,920 for the year ended December 31, 2018.

5.	Contract Assets and Contract Liabilities

Costs and estimated earnings on uncompleted contracts consisted of the following at September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Costs incurred on uncompleted contracts	$228,461	$11,307,975
Estimated earnings to date on uncompleted contracts	79,852	838,615
Gross contract assets	308,313	12,146,590
Less: billings to date	(540,715)	(13,221,152)
Net contract assets (liabilities)	$(232,402)	$(1,074,562)

The above amounts are included in the accompanying consolidated balance sheets under the following captions at September 30, 2019 and 2018:

	September 30, 2019	December 31, 2018
Costs and estimated earnings in excess of billings on uncompleted contracts	$8,689	$260,325
Billings in excess of costs and estimated earnings on uncompleted contracts	(241,091)	(1,334,887)
Net contract assets (liabilities)	$(232,402)	$(1,074,562)

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

For the Nine Months Ended September 30, 2019 and 2018 (Unaudited)

6.	Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation and amortization and depreciated using the straight-line method over their useful lives. At September 30, 2019 and December 31, 2018, the Company’s property, plant and equipment, net consisted of the following:

	September 30, 2019	December 31, 2018
Computer equipment and software	$18,862	$39,193
Furniture and other equipment	1,885	63,479
Property, plant and equipment	20,747	102,672
Less: accumulated depreciation	(8,076)	(31,335)
Property, plant and equipment, net	$12,671	$71,337

Depreciation expense for the nine months ended September 30, 2019 and 2018 amounted to $8,697 and $3,227, respectively.

7.	Net Income (Loss) Per Share

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

At September 30, 2019, there were options, including options granted to non-employees and non-directors, restricted stock units and warrants to purchase 1,080,059, 473,933 and 1,063,775 shares of common stock, respectively, outstanding that could potentially dilute future net income (loss) per share. Because the Company had a net loss for the three and nine months ended September 30, 2019, it is prohibited from including potential common shares in the computation of diluted per share amounts. Accordingly, the Company has used the same number of shares outstanding to calculate both the basic and diluted loss per share. At September 30, 2018, there were options, including options to non-employees and non-directors, and warrants to purchase 1,188,392 and 86,250 shares of common stock, respectively, outstanding that could potentially dilute future net income (loss) per share.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2019 and 2018 (Unaudited)

8.	Construction Backlog

The following represents the backlog of signed construction and engineering contracts in existence at September 30, 2019 and December 31, 2018, which represents the amount of revenue the Company expects to realize from work to be performed on uncompleted contracts in progress and from contractual agreements in effect at September 30, 2019 and December 31, 2018, respectively, on which work has not yet begun:

	September 30, 2019	December 31, 2018
Balance - beginning of period	$97,657,379	$76,659,029
New contracts and change orders during the period, net	17,474,684	58,805,877
Adjustments and cancellations, net	(94,697,335)	(29,616,815)
Subtotal	20,434,728	105,848,091
Less: contract revenue earned during the period	(2,647,558)	(8,190,712)
Balance - end of period	$17,787,170	$97,657,379

Backlog at September 30, 2019 included one large contract entered into by the Company during the third quarter of 2019 in the amounts of approximately $17 million. The Company expects that all of this revenue will be realized by September 30, 2021. During the fourth quarter of 2018, the Company moved a contract of $27.5 million out of backlog and into its pipeline until the customer completes a highest and best use analysis of the land. During the second quarter of 2019, the Company moved a $25.0 million contract out of backlog after receiving a cancellation notice from the customer. The customer has requested arbitration to resolve contractual issues related to pricing and scope of work performed on the contract. During the third quarter of 2019, the Company removed two contracts in the amount of $55 million and $15 million out of backlog due to the fact that these projects now fall under the ELA. Under the ELA the Company expects to receive approximately $2.4 million for one such project. The Company expects to receive these royalties through June 30, 2022. Backlog does not include expected royalty fees to the Company under the ELA from projects to be delivered by our licensee.

The Company’s remaining backlog as of September 30, 2019 represents the remaining transaction price of firm contracts for which work has not been performed and excludes unexercised contract options. As of September 30, 2019, the aggregate amount of the transaction price allocated to backlog was $17,787,170.

The Company expects to satisfy its backlog which represents the remaining unsatisfied performance obligation on contracts as of September 30, 2019 over the following period:

2019
Within 1 year	$4,250,770
1 to 2 years	13,536,400
Thereafter	—
Total Backlog	$17,787,170

Although backlog reflects business that is considered to be firm, cancellations, deferrals or scope adjustments may occur. Backlog is adjusted to reflect any known project cancellations, revisions to project scope and cost and project deferrals, as appropriate.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2019 and 2018 (Unaudited)

9.	Stockholders’ Equity

Public Offering – In June 2017, the Company issued 1,500,000 shares of its common stock at $5.00 per share through a public offering (the “Public Offering”). The Company incurred $1,388,615 in issuance costs from the Public Offering and issued warrants to purchase 75,000 shares of common stock valued at $55,475 to the underwriters (as discussed in Note 10).

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

Securities Purchase Agreement – In April 2019, the Company issued 847,750 shares of its common stock at $1.10 per share pursuant to the terms of a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional investors and accredited investors. Concurrently with the sale of the common stock, pursuant to the Purchase Agreement, the Company also sold common stock purchase warrants to such investors to purchase up to an aggregate of 847,750 shares of common stock.  The Company incurred $379,816 in issuance costs from the offering and issued warrants to purchase 84,775 shares of common stock to the underwriters. The warrants are further discussed in Note 10.

Underwriting Agreement – In August 2019, the Company issued 900,000 shares of its common stock at $0.85 per share pursuant to the terms of an Underwriting Agreement (the “Underwriting Agreement”) to the public. The Company incurred $181,695 in issuance costs from the offering and issued warrants to purchase 45,000 shares of common stock to the underwriter. The warrants are further discussed in Note 10.

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

In conjunction with the Underwriting Agreement in August 2019, the Company issued to the underwriter, as compensation, warrants to purchase an aggregate of 45,000 shares of common stock at an initial exercise price of $1.0625 per share. The warrants are exercisable at the option of the holder on or after February 1, 2020 and expire August 29, 2024.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2019 and 2018 (Unaudited)

11.	Share-based Compensation

On October 26, 2016, the Company’s Board of Directors approved the issuance of up to 500,000 shares of the Company’s common stock in the form of restricted stock or options (“2016 Stock Plan”). Effective January 20, 2017, the 2016 Stock Plan was amended and restated as the SG Blocks, Inc. Stock Incentive Plan, as further amended effective June 1, 2018 (the “Incentive Plan”). The Incentive Plan authorizes the issuance of up to 2,500,000 shares of common stock. It authorizes the issuance of equity-based awards in the form of stock options, stock appreciation rights, restricted shares, restricted share units, other share-based awards and cash-based awards to non-employee directors and to officers, employees and consultants of the Company and its subsidiaries, except that incentive stock options may only be granted to the Company’s employees and its subsidiary’s employees. The Incentive Plan expires on October 26, 2026, and is administered by the Compensation Committee of the Board of Directors of the Company. Each of the Company’s employees, directors, and consultants are eligible to participate in the Incentive Plan. As of September 30, 2019, there were 893,205 shares of common stock available for issuance under the Incentive Plan.

Stock-Based Compensation Expense

Stock-based compensation expense is included in the consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Payroll and related expenses	$139,402	$117,102	$472,014	$282,416
Marketing and business development expenses	3,375	—	10,125	—
Total	$142,777	$117,102	$482,139	$282,416

The following table presents total stock-based compensation expense by security type included in the consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Stock options	$40,098	$117,102	$112,293	$282,416
Restricted stock units	102,679	—	369,846	—
Total	$142,777	$117,102	$482,139	$282,416

Stock-Based Option Awards

The fair value of the stock-based option awards granted during the nine months ended September 30, 2019 and 2018, were estimated at the date of grant using the Black-Scholes option valuation model with the following assumptions:

	2019	2018
Expected dividend yield	—%	—%
Expected stock volatility	68.35%	25.70%
Risk-free interest rate	2.44%	2.56%
Expected life (in years)	3	5

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2019 and 2018 (Unaudited)

11.	Share-based Compensation (continued)

Because the Company does not have significant historical data on employee exercise behavior, the Company uses the “Simplified Method” to calculate the expected life of the stock-based option awards granted to employees. The simplified method is calculated by averaging the vesting period and contractual term of the options.

The following table summarizes stock-based option activities and changes during the nine months ended September 30, 2019. The table includes options granted to employees and directors of the Company, as described below:

	Shares	Weighted Average Fair Value Per Share	Weighted Average Exercise Price Per Share	Weighted Average Remaining Terms (in years)	Aggregate Intrinsic Value
Outstanding – December 31, 2018	1,105,059	$1.24	$4.06	8.41	$—
Granted	—	—	—	—	—
Exercised	—	—	—	—	—
Cancelled	(25,000)	—	—	—	—
Outstanding – September 30, 2019	1,080,059	1.24	4.05	7.64	$—
Exercisable – December 31, 2018	949,355	1.23	4.00	8.30	—
Exercisable – September 30, 2019	1,024,356	$1.24	$4.04	7.62	$—

For the three months ended September 30, 2019 and 2018, the Company recognized stock-based compensation expense of $40,098 and $117,102, respectively, related to stock options. For the nine months ended June 30, 2019 and 2018, the Company recognized stock-based compensation expense of $112,293 and $282,416, respectively, related to stock options. This expense is included in payroll and related expenses in the accompanying consolidated statements of operations.

As of September 30, 2019, there was $51,619 of total unrecognized compensation costs related to non-vested stock options, which will be expensed over a weighted average period of less than one year. The intrinsic value is calculated as the difference between the fair value of the stock price at year end and the exercise price of each of the outstanding stock options. The fair value of the stock price at September 30, 2019 was $0.42 per share.

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

For the Nine Months Ended September 30, 2019 and 2018 (Unaudited)

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

For the three months ended September 30, 2019 and 2018, the Company recognized stock-based compensation expense of $102,679 and $0 related to restricted stock units. For the nine months ended September 30, 2019 and 2018, the Company recognized stock-based compensation expense of $369,846 and $0 related to restricted stock units. This expense is included in the payroll and related expenses and marketing and business development expenses in the accompanying condensed consolidated statement of operations. For the nine months ended September 30, 2019 and 2018, the Company recognized $162,941 and $0, respectively, related to restricted stock units in lieu of accrued compensation.

The following table summarizes restricted stock unit activities during the nine months ended September 30, 2019:

Number of Shares
Non-vested balance at January 1, 2019	22,364
Granted	508,349
Vested	(27,792)
Forfeited/Expired	(56,779)
Non-vested balance at September 30, 2019	446,142

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2019 and 2018 (Unaudited)

12.	Commitments and Contingencies

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

Pizzarotti Litigation – On or about August 10, 2018, Pizzarotti, LLC filed a complaint against the Company and Mahesh Shetty, the Company’s President, and others seeking unspecified damages for an alleged breach of contract by the Company and another entity named Phipps & Co. (“Phipps”). The lawsuit was filed as Pizzarotti, LLC. v. Phipps & Co., et al., Index No. 653996/2018 and commenced in the Supreme Court of the State of New York for the County of New York. On or about April 1, 2019, Phipps filed cross-claims against the Company and Mr. Shetty asserting claims for indemnification, contribution, fraud, negligence, negligent misrepresentation, and breach of contract. SG Blocks has likewise cross claimed against Phipps for indemnification and contribution, claiming that any damages to the Plaintiff were the result of the acts or omissions of Phipps and its principals.

The claims against the Company arise from a purported assignment agreement dated August 10, 2018, whereby Pizzarotti claims that the Company agreed to assume certain obligations under a certain trade contract between Pizzarotti and Phipps & Co.  The Company has moved to dismiss both the Pizzarotti claims and Phipps cross claims asserting that the purported assignment is void and unenforceable as a matter of law for lack of consideration. That motion is currently pending before the court. The Company intends to vigorously defend the litigation.

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

SG Blocks believes it will prevail on the merits of the case. As with any litigation at this early stage, the cost of litigating and the outcome remain uncertain. On October 16, 2019, Teton Buildings, LLC  filed a voluntary petition for relief under chapter 11, title 11, of the United States Code, in the United States Bankruptcy Court for Southern District of Texas, Houston Division (the “Bankruptcy Court”). The case in the Bankruptcy Court is styled In re: Teton Buildings, LLC and bears the case number 19-35811. As a result of the bankruptcy filing the litigation against stayed. The Company is pursuing its rights and remedies in the Teton bankruptcy case. Although the Company believes it will prevail on the merits of its claims, as with any litigation, particularly litigation within bankruptcy, the cost of litigation and the outcome are uncertain, and now subject to the United States Bankruptcy Code and Rules.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2019 and 2018 (Unaudited)

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

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2019 and 2018 (Unaudited)

13.	Subsequent Events

Exclusive License Agreement – On October 3, 2019, as amended on October 17, 2019, the Company entered into an Exclusive License Agreement (the “License Agreement”) with CPF GP 2019-1 LLC (the “Licensee”), pursuant to which the Company granted the Licensee an exclusive license (the “License”) solely within the United States and its legal territories to the Company’s technology, intellectual property, any improvements thereto, and any related permits, in order to develop and commercialize products within the field of design and project management platforms for residential use, including single-family residences and multi-family residences, but excluding military housing. The License Agreement has an initial term of five (5) years and will automatically renew for subsequent five (5) year periods. The License Agreement provides for customary terminating provisions, including the right by the Company to terminate if the Licensee fails to make minimum royalty payments (as described below).

In consideration for the License, during the initial term, the Licensee agreed to pay the Company a royalty of (x) five percent (5%) on the first $20,000,000 of gross revenues derived from the Licensee’s commercialization of the License (net of customary discounts, sales taxes, delivery charges, and amounts for returns) (the “Gross Revenues”), (y) four and one-half percent (4.5%) on the next $30,000,000 of Gross Revenues, and (z) five percent (5%) on all Gross Revenues thereafter (collectively, the “Royalty”), subject to the following minimum royalty payments determined on a cumulative basis during the initial term: $500,000 in year 1, $750,000 in year 2, $1,500,000 in year 3, $2,000,000 in year 4, and $2,500,000 in year 5. If the License Agreement is extended beyond the initial term, then the parties will negotiate in good faith the royalty rate and the minimum royalty payments for the renewal term(s). In addition, to the extent the Licensee sublicenses any aspect of the License to a sublicensee, the Licensee will pay to the Company fifty percent (50%) of all payments received by the Licensee from such sublicensee. The Company may also provide the Licensee with professional services with respect to the License, and the Licensee will reimburse the Company for employees’ time, materials, and expenses incurred in providing such professional services. The Licensee also separately agreed to reimburse the Company for any third-party expenses incurred by the Company in developing the Company’s remaining and future residential projects.

The License Agreement provides for customary indemnification obligations between the parties and further provides that the Licensee will indemnify the Company for any claims arising out of the commercialization of the License by the Licensee or any of its subsidiaries, contractors, or sublicensees. In addition, the License Agreement provides that the Company will provide the Licensee with cost estimates for the fabrication and manufacturing of residential projects in the Company’s existing pipeline as of the date of the License Agreement, and if such projects cannot be reasonably constructed and installed at or below such estimates, then the Licensee may withhold payment of any royalty due to the Company under the License Agreement on a dollar-for-dollar basis to offset the costs above the originally estimated amounts.

The Company previously disclosed, its membership interest in CPF GP 2019-1 LLC (“CPF GP”), which is the managing member of the Licensee, which in turn owns the land on, and intends to develop the 302-unit multifamily project in, Sullivan County, New York, known as the “Monticello Project.” Under the License Agreement, the Company agreed to withdraw as a member of CPF GP. As a result, the Company’s membership interest in CPF GP was forfeited and the Company no longer has any obligation to contribute $1,300,000 of cash to CPF GP. In addition, as a result of the License Agreement, the Licensee (rather than the Company) will supply products for the construction of the Monticello Project. As a result of the transactions under the License Agreement, the Company anticipates that its construction backlog will be reduced, perhaps materially.

Loan Agreement – On October 3, 2019, the Company entered into a Loan Agreement and Promissory Note (the “Loan Agreement”) with CPF GP, pursuant to which the Company agreed to loan CPF GP a principal amount of $750,000 at an annual interest rate of five percent (5%), with a maturity date of July 31, 2023. Under the Loan Agreement, the Company will advance to CPF GP the first installment of the principal amount, equal to $500,000, no later than October 15, 2019 and will advance to CPF GP the second installment of the principal amount, equal to $250,000, no later than February 28, 2020. As security for this loan, the Company will receive a security interest in all of CPF GP’s membership interests in the Licensee. The Company is considering its options in funding the first principal installment under the Loan Agreement, including but not limited to raising equity capital or assigning its rights and obligations under the Loan Agreement to another party. If the Company fails to fund either principal installment, such failure will constitute a default under the Loan Agreement and a cross default under the License Agreement.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2019 and 2018 (Unaudited)

13.	Subsequent events (continued)

On October 15, 2019, the Company and CPF GP 2019-1 LLC (“CPF GP”) entered into an Amendment to Loan Agreement and Promissory Note (the “Amendment”), pursuant to which the parties amended that certain Loan Agreement and Promissory Note, dated October 3, 2019 (the “Loan Agreement”). Under the Amendment, the parties agreed to extend the date by which the Company is obligated to make the first installment of the principal amount of the loan (which such installment amount is equal to $500,000) to CPF GP under the Loan Agreement from October 15, 2019 to October 25, 2019.

On November 7, 2019, the Company and CPF GP 2019-1 LLC (“CPF GP”) entered into Second Amendment to Loan Agreement and Promissory Note (the “Second Amendment”), pursuant to which the parties amended that certain Loan Agreement and Promissory Note, dated October 3, 2019 (the “Loan Agreement”), as amended on October 15, 2019. Under the Second Amendment, the parties agreed to extend the date by which the Company is obligated to make the first installment of the principal amount of the loan (which such installment amount is equal to $500,000) to CPF GP under the Loan Agreement from October 25, 2019 to January 31, 2020 and the second installment from February 28, 2020 to April 15, 2020.

CMC Right of First Refusal Agreement – On October 9, 2019, the Company entered into a Right of First Refusal Agreement (the “Agreement”) with CMC Development LLC (“CMC”), which has a term of two (2) years. Under the Agreement, the Company has a right of first refusal with respect to being engaged as a designer and builder of any real estate projects for which CMC has secured the rights to develop and in which CMC has a greater than fifty percent (50%) interest in the owner or developer entity and has the right to select the builder for such real estate project (the “ROFR Rights”). In exchange for such ROFR Rights, the Company agreed to issue to CMC 50,000 shares of restricted stock of the Company’s common stock, of which 25,000 shares will vest and be issued on September 30, 2020 and the remaining 25,000 shares will vest and be issued on September 30, 2021, unless the Agreement is earlier terminated. In the event that the Agreement is earlier terminated, CMC will still be entitled to receive the entire amount of such restricted stock that has vested as of such earlier termination date, but in no event less than 25,000 shares of such restricted stock. The Agreement also provides for customary indemnification and confidentiality obligations between the parties.

The Agreement also provides that CMC has engaged the Company to build and design, in the aggregate, approximately 100 residential and commercial units at 1100 Ridge Avenue, Atlanta, Georgia, which is known as the “Ridge Avenue, Atlanta Project.” The total cost of the project is $15,000,000. The project is a residential project subject to the Company’s Exclusive License Agreement, dated October 3, 2019. As a result, the licensee under the Exclusive License Agreement will arrange for the design build of the container-based modular building for the project and SG Blocks will be entitled to the related fees under such Exclusive License Agreement.

Securities Purchase Agreement – On November 12, 2019, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an investor, pursuant to which the Company issued to the investor a senior secured convertible debenture in the principal amount of $480,770 (the “Debenture”) for proceeds of $375,000 (representing an original issue discount of 22%). We received net proceeds of approximately $326,250 after deducting certain fees due to the placement agent and certain transaction expenses. The Debenture is due 110 days after issuance and is secured under a Security Agreement, dated November 12, 2019, entered into with the investor (the “Security Agreement”) by a security interest in all of the Company’s existing and future assets, subject to existing security interests and exceptions. The Company has the right to redeem all or a portion of the outstanding principal of the Debenture (i) prior to the maturity date without interest and with no conversion by the investor and (ii) after the maturity date at a premium of 120%, and with interest accruing at 24% from the maturity date.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2019 and 2018 (Unaudited)

13.	Subsequent events (continued)

The Debenture is convertible into shares of the Company’s common stock only upon (i) the occurrence of an Event of Default (as defined in the Debenture) or (ii) at maturity in the event any principal remains outstanding, at a conversion price equal to the lower of (x) 67.5% of the lowest daily VWAPs of the common stock during the five consecutive trading days immediately preceding the Event of Default or date of maturity or (y) if the Debenture is not fully paid as of the Maturity, the lowest daily VWAP during the ten (10) consecutive trading days immediately preceding the date of the applicable Conversion, and based on a conversion amount determined by the product of (x) the portion of the principal and accrued interest to be converted and (y) 120% or (y) if the Debenture is not fully paid as of the Maturity Date and no conversions have been effected under the Debenture, the lowest daily VWAP during the ten (10) consecutive Trading Days immediately preceding the date of the applicable Conversion; provided, however, that the Company will not issue any shares of common stock upon conversion of the Debenture if the investor would exceed the aggregate number of shares of common stock which the Company may issue upon conversion or exercise (as the case may be) of the Debenture without breaching the Company’s obligations under the rules or regulations of the Nasdaq Stock Market, including rules related to the aggregate of offerings under NASDAQ Listing Rule 5635(d) (which currently limit such issuance to 1,200,957 shares, which is 19.99% of the Company’s outstanding shares as of the date hereof). In addition, subject to limited exceptions, the investor will not have the right to convert any portion of the Debenture if the investor, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to its conversion and under no circumstances may convert the Debenture if the investor, together with its affiliates, would beneficially own in excess of 9.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to its conversion.

In connection with this transaction, the Company entered into a Placement Agency Agreement (the “Placement Agency Agreement”) with ThinkEquity, a division of Fordham Financial Management, Inc. (the “Placement Agent”), pursuant to which the Company has agreed to pay the Placement Agent a cash fee equal to 9% of the gross proceeds received by the Company from the investor in this transaction, as well as a one-time expense fee of $15,000 for aggregate out-of-pocket expenses incurred collectively in this transaction. Pursuant to the Placement Agency Agreement, the Company also agreed to grant to the Placement Agent or its designees warrants to purchase up to 9% of the aggregate number of shares of common stock underlying the Debenture, which equals 108,086 shares of common stock, at an exercise price of 110% of the closing price of the Company’s common stock on the closing date (the “Placement Agent Warrants”).

The Placement Agent Warrants are exercisable, in whole or in part, commencing on the issuance date and have an exercise period of five years. In the event that there is not an effective registration statement permitting for the resale of the shares underlying the Placement Agent Warrants, the Placement Agent Warrant’s shall be exercisable on a cashless basis. There are significant restrictions pursuant to FINRA Rule 5110 against transferring the Placement Agent’s Warrants and the shares issuable upon exercise of the Placement Agent Warrants during the one hundred eighty (180) days after the closing date.

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

Background

Using our proprietary technology and design and engineering expertise, we modify code-engineered cargo shipping containers and purpose-built modules for use for safe and sustainable commercial, industrial and residential building construction. Rather than consuming new steel and lumber, our proprietary technology and engineering expertise allows for the redesign, repurpose and conversion of heavy-gauge steel cargo shipping containers into SGBlocks™, which are safe green building blocks for commercial, industrial, and residential building construction. Our technology and expertise is also used to purpose-build modules, or prefabricated steel modular units customized for use in modular construction (“Modules”), primarily to augment or complement a SGBlocks structure.

Prior to October 2019, our business model was solely a project-based construction model pursuant to which we were responsible for the design and construction of finished products that incorporated our technology primarily to customers in the multi-family housing, restaurant, military and education industries throughout the United States. On October 3, 2019, we changed our business model for our residential building construction to a royalty fee model when we entered into a five year exclusive license agreement with CPF GP 2019-1 LLC (“CPF”) pursuant to which CPF licensed, on an exclusive basis, our proprietary technology for residential use, including single-family residences and multi-family residences, but excluding military housing. CPF, at the time the License Agreement was entered into, was already a significant customer for the Company’s Modules and had completed a $5.0 million equity financing to develop a 302-unit multifamily project in Sullivan County, New York.  Now, in the United States with respect to residential construction (other than residential construction for the military) we are no longer responsible for constructing the Modules that are based on our technology or the related costs and instead that service is performed by CPF and its subcontractors and our revenue for such residential construction is no longer generated from sales of products direct to the end customer but instead is generated from royalties received from CPF based on the gross revenue that CPF receives from sales of products that are based upon our technology.  Depending upon the success of this new business model, we may expand the licensing business model to commercial and industrial construction. We also are continuing to seek opportunities and potential projects in other target markets, which may develop into licensing opportunities in the future.

Results of Operations

Nine Months Ended September 30, 2019 and 2018:

	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Revenue	$2,647,558	$5,932,150
Cost of revenue	(2,018,392)	(5,512,140)
Operating expenses	(3,365,040)	(3,490,305)
Operating loss	(2,735,874)	(3,070,295)
Other income (expense)	(52,039)	4,808
Net loss	$(2,787,913)	$(3,013,042)

Revenue

Total revenue for the nine months ended September 30, 2019 was $2,647,558 compared to $5,932,150 for the nine months ended September 30, 2018. This decrease of $3,284,592 or 55% was mainly driven by a decline in revenue resulting from the Company’s school, multi-family, retail and special use contracts for the nine months ended September 30, 2019 as compared to September 30, 2018. Revenue resulting from the Company's office contracts increased by approximately $172,973, which was offset by a decrease in revenue from the Company’s school, multi-family, retail, other and special use contracts of $3,457,565.

Cost of Revenue and Gross Profit

Cost of revenue was $2,018,392 for the nine months ended September 30, 2019 compared to $5,512,140 for the nine months ended September 30, 2018. The decrease of $3,493,748 is primarily related to the lower revenues and the lower procurement and manufacturing costs of modifying containers.

Gross profit was $629,166 and $420,010 for the nine months ended September 30, 2019 and 2018, respectively.

Gross profit percentage increased to 24% for the nine months ended September 30, 2019 compared to 7% for the nine months ended September 30, 2018 primarily due to lower margins in the nine months ended September 30, 2018 from a legacy contract.

Payroll and Related Expenses

Payroll and related expenses for the nine months ended September 30, 2019 were $1,832,333 compared to $1,589,935 for the nine months ended September 30, 2018. This increase was primarily caused by an increase in salaries and additional head count of $100,932 and an increase in stock-based compensation expense of $189,595 recognized during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. We recognized $472,013 in stock-based compensation expense for the nine months ended September 30, 2019, compared to $282,418 for the nine months ended September 30, 2018.

Other Operating Expenses

Other operating expenses include professional fees, marketing and business development, pre-project and depreciation and amortization expenses. During the nine months ended September 30, 2019, other operating expenses were $1,532,707 compared to $1,900,370 for the nine months ended September 30, 2018. The decrease resulted primarily from a decrease in marketing and business development costs of approximately $117,373, a decrease in pre-project expenses of approximately $30,237 and a decrease of approximately $333,188 in amortization expense caused by customer contracts being fully amortized at the end of 2018‚ offset by an increase of approximately $130,781 in legal fees for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.

Other Income (Expense)

For the nine months ended September 30, 2019, we recognized no other income compared to $5,768 during the nine months ended September 30, 2018.  For the nine months ended September 30, 2019, there was a loss on asset disposal of $52,039 compared to $960 for a loss from equity affiliates during the nine months ended September 30, 2018.

Three Months Ended September 30, 2019 and 2018:

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018
Revenue	$184,526	$2,082,825
Cost of revenue	(366,783)	(1,857,985)
Operating expenses	(1,091,173)	(1,302,362)
Operating loss	(1,273,430)	(1,077,522)
Other income (expense)	(52,039)	(960)
Net loss	$(1,325,469)	$(1,078,482)

Revenue

Total revenue for the three months ended September 30, 2019 was $184,526 compared to $2,082,825 for the three months ended September 30, 2018. This decrease of $1,898,299 or 91% was mainly driven by a decline in all of the Company’s customer types for the three months ended September 30, 2019 as compared to three months ended September 30, 2018.

Cost of Revenue and Gross Profit

Cost of revenue was $366,783 for the three months ended September 30, 2019 compared to $1,857,985 for the three months ended September 30, 2018. The decrease of $1,491,202 is primarily related to the lower revenues and the lower procurement and manufacturing costs of modifying containers.

Gross loss was $182,257 for the three months ended September 30, 2019 and gross profit was $224,840 for the three months ended September 30, 2018.

Gross loss percentage increased to 99% for the three months ended September 30, 2019 compared to gross profit percentage of 11% for the three months ended September 30, 2018 primarily due to higher site installation costs in the three months ended September 30, 2019 from a retail contract.

Payroll and Related Expenses

Payroll and related expenses for the three months ended September 30, 2019 were $548,156 compared to $611,906 for the three months ended September 30, 2018. This decrease was primarily caused by a decrease in salaries and head count of $68,680 offset by an increase in stock-based compensation expense of $22,300 recognized during the three months ended September 30, 2019 compared to the three months ended September 30, 2018. We recognized $139,402 in stock-based compensation expense for the three months ended September 30, 2019, compared to $117,102 for the three months ended September 30, 2018.

Other Operating Expenses

Other operating expenses include professional fees, marketing and business development, pre-project and depreciation and amortization expenses. Other operating expenses for the three months ended September 30, 2019 were $543,017 compared to $690,456 for the three months ended September 30, 2018. The decrease resulted primarily from a decrease in marketing and business development costs of approximately $73,736 and a decrease of approximately $111,118 in amortization expense caused by customer contracts being fully amortized at the end of 2018‚ offset by an increase of approximately $41,728 in legal fee expense for the three months ended September 30, 2019 compared to the three months ended September 30, 2018.

Other Income (Expense)

We recognized $52,039 for a loss on asset disposal during the three months ended September 30, 2019 compared to $960 for a loss on equity affiliates during the three months ended September 30, 2018.

Income Tax Provision

A 100% valuation allowance was provided against the deferred tax asset consisting of available net operating loss carryforwards and, accordingly, no income tax benefit was provided.

Liquidity and Capital Resources

As of September 30, 2019 and December 31, 2018, we had an aggregate of $1,953 and $1,368,395, respectively, of cash and cash equivalents. Our condensed consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.

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

In addition, in August 2019, we closed a follow-on offering, pursuant to which we sold 900,000 shares of our common stock. In connection with the follow-on offering, we also sold common stock purchase warrants to purchase up to an aggregate of 45,000 shares of common stock. Such warrants were sold in a private placement pursuant to Section 4(a)(2) and Rule 506(b) under the Securities Act of 1933, as amended. We received net proceeds of approximately $583,000 after deducting certain underwriting discounts and commissions and non-accountable expenses due to the underwriter and certain transaction expenses.

In addition, in November 2019, we entered into a securities purchase agreement with an investor, pursuant to which the Company issued to the investor a senior secured convertible debenture in the principal amount of $480,770 for proceeds of $375,000 (representing an original issue discount of 22%). We received net proceeds of approximately $326,250 after deducting certain fees due to the placement agent and certain transaction expenses.

We anticipate that we will continue to generate losses from operations for the foreseeable future. As of September 30, 2019, our stockholders’ equity was $6,073,249, compared to $7,080,067 as of December 31, 2018. Our net loss from operations for the nine months ended September 30, 2019 was $2,787,913 and net cash used in operating activities was $2,500,387.

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

Additionally, as previously announced, on July 1, 2019, we received a letter from the Nasdaq Stock Market LLC (“Nasdaq”) that, because the closing bid price for our common stock was below $1.00 for 30 consecutive business days, we no longer met the minimum bid price requirement for continued listing on Nasdaq. In accordance with Nasdaq listing rules, we were granted a 180-calendar day grace period, or until December 30, 2019, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for at least ten consecutive business days during this 180-day grace period. We intend to monitor the closing bid price of our common stock and consider our available options in the event that the closing bid price of our common stock remains below $1.00 per share. There can be no assurance that we will be able to regain compliance with the minimum bid price requirement or maintain compliance with the other listing requirements.

Cash Flow Summary

	Nine Months Ended September 30,

	2019	2018
Net cash provided by (used in):
Operating activities	$(2,500,387)	$(1,905,411)
Investing activities	(2,070)	(52,016)
Financing activities	1,136,015	—
Net increase (decrease) in cash and cash equivalents	$(1,366,442)	$(1,957,427)

Operating activities used net cash of $2,500,387 in the nine months ended September 30, 2019, and $1,905,411 in the nine months ended September 30, 2018. Generally, our net operating cash flows fluctuate primarily based on changes in our profitability and working capital. Cash used in operating activities decreased by $594,976, primarily due to a decrease in working capital of $741,636 and a net decrease of $333,188 in amortization, offset by a decrease in net loss of $277,574 and a net increase of $199,723 in stock compensation expense in the nine months ended September 30, 2019 compared to nine months ended September 30, 2019.

Investing activities used net cash of $2,070 in the nine months ended September 30, 2019, and net cash of $52,016 in the nine months ended September 30, 2018. Cash used in investing activities decreased by $49,946 from the corresponding period of the prior year primarily due to a decrease in purchases in property, plant and equipment of $67,067.

Financing activities provided net cash of $1,136,015 in the nine months ended September 30, 2019, and no net cash in nine months ended September 30, 2018.  Cash provided by financing activities increased by $1,136,015 due to an increase in proceeds from the issuance of common stock.

We provide services to our customers in three separate phases: the design phase, the architectural and engineering phase and the construction phase. Each phase is independent of the other, but builds through a progression of concept through delivery of a completed structure. These phases may be embodied in a single contract or in separate contracts, which is typical of a design build process model. As of September 30, 2019, we had eight projects totaling $17,787,170 under contract, which, if they all proceed to construction, will result in our constructing approximately 113,850 square feet of container space. Of these contracts, all eight projects combine all three phases or parts thereof and including construction. We expect that all of this revenue will be realized by September 30, 2021.

Backlog may fluctuate significantly due to the timing of orders or awards for large projects and is not necessarily indicative of future backlog levels or the rate at which backlog will be recognized as revenue. The decrease in backlog at September 30, 2019 from the prior year is primarily attributable to the Company moving a contract of approximately $25,000,000 out of backlog after receiving a cancellation notice from the customer and moving two contracts of approximately $70,000,000 out of backlog due to the exclusive license agreement. The Company had work in progress or completed contracts during the first nine months of 2019 for approximately $2,647,000.

There can be no assurance that our customers will decide to and/or be able to proceed with these construction projects, or that we will ultimately recognize revenue from these projects in a timely manner or at all.

Off-Balance Sheet Arrangements

As of September 30, 2019 and December 31, 2018, we had no material off-balance sheet arrangements to which we are a party.

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

The following is a reconciliation of EBITDA and Adjusted EBITDA to the nearest GAAP measure, net loss:

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Net loss attributable to common stockholders of SG Blocks, Inc.	$(1,325,469)	$(1,026,037)	$(2,787,913)	$(3,013,042)
Addback depreciation and amortization	38,677	148,747	117,540	445,258
EBITDA (non-GAAP)	(1,286,792)	(877,290)	(2,670,373)	(2,567,784)
Addback loss on asset disposal	52,039	—	52,039	—
Addback stock compensation expense	142,777	117,102	482,139	282,416
Adjusted EBITDA (non-GAAP)	$(1,091,976)	$(760,188)	$(2,136,195)	$(2,285,368)

ITEM 3.      Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4.      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management of SG Blocks, Inc., with the participation of our Principal Executive Officer and Principal Financial Officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

The Principal Executive Officer and the Principal Financial Officer believe that the condensed consolidated financial statements and other information contained in this Quarterly Report on Form 10-Q present fairly, in all material respects, our business, financial condition and results of operations.

Changes in Internal Control over Financial Reporting

We have a limited number of employees with accounting and reporting responsibilities. During the three months ended September 30, 2019, we appointed a new Acting Chief Executive Officer upon Mahesh Shetty’s resignation from his positions as our President and Chief Financial Officer and we experienced changes in other accounting personnel with roles in our accounting and financial reporting processes that included allocation of work to outside vendors. Other than such personnel changes, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On December 31, 2018 and 2017, we had cash and cash equivalents of $1,368,395 and $4,900,857, respectively. However, during the fiscal years ended December 31, 2018 and 2017, we reported a net loss of $4,844,021 and $4,512,680, respectively, and used $3,452,234 and $1,242,107 of cash for operations, respectively. On September 30, 2019, we had cash and cash equivalents of $1,953. However, during the nine months ended September 30, 2019 and 2018, respectively, we reported a net loss of $2,787,913 and $3,013,042, respectively, and used $2,500,387 and $1,905,411 of cash for operations, respectively. If we are not successful with our efforts to increase revenue, we could experience a shortfall in cash over the next twelve months. If there is a shortfall, we may be forced to reduce operating expenses, among other steps, all of which would have a material adverse effect on our operations going forward.

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

Our ability to achieve profitability will depend upon our ability to generate and sustain substantially increased revenues. We may continue to incur operating losses in the future as we execute our growth strategy. Although we expect that our expenses will decline due to our new business model, there can be no assurance that our revenue from royalties will exceed our expenses, especially since we anticipate that most of our expenses will be fixed expenses that we will not be dependent upon revenue generated. The likelihood that we will generate net income in the future must be considered in light of the difficulties facing the construction industry as a whole, economic conditions and the competitive environment in which we operate. Our operating results for future periods are subject to numerous uncertainties, and we may not achieve sufficient revenues to sustain or increase profitability. In addition, we may be unable to successfully achieve or maintain our growth strategy, including our ability to expand into new geographic markets.

The failure to comply with the terms of the Secured Convertible Debenture could potentially result in action against our pledged assets and/or the issuance of a significant number of shares of our common stock.

In our November 2019 debt financing, we received a cash payment in the aggregate amount of $375,000 (the “Loan”) pursuant to a Securities Purchase Agreement that we entered into with RedDiamond Partners LLC (the “Lender”), and we issued to the Lender a debenture in the aggregate principal amount of $480,770 (representing an original issue discount of 22%), which debenture is secured by a security interest in all of our existing and future assets, subject to existing security interests and exceptions. The debenture requires that we repay the loan in 110 days and that we meet various covenants. If we fail to comply with the terms of the debenture and/or the related agreements, the Lender could declare a note default and if the default were to remain uncured, the Lender have the right to proceed against any or all of the collateral securing debenture. Any action by the Lender to proceed against our assets would likely have a serious disruptive effect on our business operations. In addition, the debenture is convertible into shares of our common stock upon (i) the occurrence of an Event of Default (as defined in the debenture) and (ii) maturity in the event any principal remains outstanding, which could result in the issuance of up to 19.99% of our issued and outstanding shares of common stock as of the date of the issuance of the debenture.

We have entered into an exclusive license agreement with CPF for rights to develop and commercialize products for use in residential construction that utilize our core technology, which agreement is expected to have a material impact on our business.

We entered into an exclusive license agreement with CPF, pursuant to which we granted CPF an exclusive license solely within the United States and its legal territories to commercialize our technology, intellectual property, any improvements thereto, and any related permits, in order to develop and commercialize products within the field of design and project management platforms for residential use, including single-family residences and multi-family residences, but excluding military housing. Under the terms of the License Agreement, CPF is to provide us with royalties based upon its sale of products that utilize the licensed technology. In as much as CPF has an exclusive license in the United States, which is the only territory to date where we have been retained to construct products for use for residences, unless we were to either expand residential construction product sales to territories outside of the United States or enter into licensing arrangements similar to that with CPF for sales of products that utilize our technology outside of the United States for residential use or in the United States for business not cover by the License, such as military residences and commercial and industrial construction, we will be totally dependent upon CPF for our revenue for residential construction. Upon certain extraordinary events, CPF is entitled to terminate the license agreement in which case we would be forced to incur the costs to commercialize products for residential construction unless another licensee were found.

Our residential construction business model depends upon a third-party licensee who is outside our control.

We are dependent upon CPF to commercialize products for residential construction that utilize our technology under the License Agreement with us. CPF is an independent entity and we cannot control the amount or timing of resources that it devotes to such commercialization efforts. CPF may not assign as great a priority to such commercialization efforts or pursue them as diligently as we would if we were undertaking such commercialization ourselves. If CPF or any other licensee fails to devote sufficient time and resources to such commercialization efforts, or if its performance is substandard our ability to generate revenue may be adversely affected. CPF may also have relationships with other commercial entities, some of whom may compete with us. If CPF assists our competitors at our expense, our competitive position would be harmed.

Our residential construction business is difficult to evaluate because we are currently focused on a new business model and have very limited operating history and limited information.

We recently engaged in a new licensing business model for our residential construction business in the United States. We have entered into one license agreement for use of our technology for construction of residences in the United States and if successful, we intend to expand our model and enter into additional similar agreements. There is a risk that we will be unable to successfully generate revenue from this new business model and that we will be unable to enter into additional licensing agreements or that any additional agreements that we enter into will be on favorable terms. Although we believe that we will experience cost savings from this new business model resulting in greater net income since we will no longer require the same level of capital, personnel and equipment as was required from our prior residential construction business model, there can be no assurance that we will experience the level of cost savings that we anticipate or generate the income that we anticipate.  We are subject to many risks associated with this new business model such as our dependence upon licensees to commercialize products that utilize our technology. There is no assurance that CPF’s activities will be successful or will result in any revenues or profit. Even if we generate revenue, there can be no assurance that we will be profitable. We are subject to the risks inherent to the operation of a new business enterprise, and cannot assure you that we will be able to successfully address these risks.

The issuance of shares of our common stock upon the exercise of outstanding options, warrants and restricted stock units may dilute the percentage ownership of the then-existing stockholders and may make it more difficult to raise additional equity capital.

 As of September 30, 2019, there are outstanding options and warrants to purchase 1,080,059 and 1,063,775 shares of common stock, respectively, in addition to 446,142 unvested restricted stock units. The exercise of such options and warrants and the vesting of restricted stock units would dilute the then-existing stockholders’ percentage ownership of our stock, and any sales in the public market of common stock underlying such securities could adversely affect prevailing market prices for the common stock. Moreover, the terms upon which we would be able to obtain additional equity capital could be adversely affected because the holders of our options and warrants can be expected to exercise them at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable to us than those provided by such securities.

We are dependent on the services of key personnel, and the unexpected loss of their services may adversely affect our operations.

 Our success depends highly upon the personal efforts and abilities of our senior management team, specifically the efforts of Paul M. Galvin, our Chief Executive Officer, Gerald Sheeran, our Acting Chief Financial Officer, Stevan Armstrong, our Chief Technology Officer, and Rockey Butler, our Vice President of Operations. The Company has entered into employment agreements with Messrs. Galvin and Armstrong. The employment agreements with Messrs. Galvin and Armstrong each provide for two-year terms, with automatic renewal after the end of such term. The loss of the services of one or more of these individuals could have a material adverse effect on our business. Our ability to achieve profitability and generate increased revenue will depend upon our ability to retain, and, if necessary, attract experienced management personnel.

Risks Relating to our Business and Industry

We and CPF are dependent on the availability and skill of subcontractors, their willingness to work with them, and their selection of, and ability to obtain, suitable and quality building materials.

 We and CPF will rely on subcontractors to perform the actual construction of our building projects and, in many cases, to select and obtain raw materials. Despite detailed specifications and quality control procedures, in some cases, improper construction processes or defective materials may be used to finish construction of our building projects. We and CPF may need to spend money to remediate such problems when they are discovered. Defective products can result in the need to perform extensive repairs to large numbers of buildings. Though subcontracts are written to protect from substandard performance or materials, pervasive problems could adversely affect CPF’s business and therefore our ability to generate royalty income. Our revenue from our CPF is based upon the gross revenue it receives from product sales which is exclusive of amounts repaid or credited by reason of rejection or returns. The inability to contract with skilled subcontractors or general contractors at reasonable costs and on a timely basis could limit our or CPF’s ability to construct and deliver buildings and could erode our profit margins and adversely affect our results of operations and cash flows.

Our clients may adjust, cancel or suspend the contracts in our backlog; as such, our backlog is not necessarily indicative of our future revenues or earnings. In addition, even if fully performed, our backlog is not a good indicator of our future gross margins.

Backlog represents the total dollar amount of revenues we expect to record in the future as a result of performing work under contracts we have been awarded. We include in backlog only those contracts for which we have reasonable assurance that the customer can obtain the permits for construction and can fund the construction. As of December 31, 2018, our backlog totaled approximately $97.7 million and as of September 30, 2019, our backlog totaled approximately $17.8 million. The decrease in backlog at September 30, 2019 from December 31, 2018 is primarily attributable to us moving a contract of approximately $25 million out of backlog after receiving a cancellation notice from the customer and moving two contracts of approximately $70 million out of backlog due to the exclusive License Agreement. We cannot provide assurance that our backlog will be realized as revenues in the amounts reported or, if realized, will result in profits. In accordance with industry practice, substantially all of our contracts are subject to cancellation, termination or suspension at our customer’s discretion. In the event of a project cancellation, we generally would not have a contractual right to the total revenue reflected in our backlog. Projects can remain in backlog for extended periods of time because of the nature of the project and the timing of the particular services required by the project. In addition, the risk of contracts in backlog being cancelled or suspended generally increases during periods of widespread economic slowdowns or in response to changes in commodity prices.

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

Our liability for estimated warranties for services performed under our prior business model may be inadequate, which could materially adversely affect our business, financial condition and results of operations.

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

The construction industry is highly cyclical and seasonal and is influenced by many international, national and regional economic factors, including the availability of consumer and wholesale financing, seasonality of demand, consumer confidence, interest rates, income levels and general economic conditions, including inflation and recessions. As a result of the foregoing factors, the revenues and operating results we derive from customers and CPF will fluctuate, and we currently expect them to continue to fluctuate in the future. Moreover, we have experienced, and may continue to experience, operating losses during cyclical downturns in the construction market. These and other economic factors could have a material adverse effect on demand for our products and our financial condition and operating results.

Cybersecurity risks related to the technology used in our operations and other business processes, as well as security breaches of company, customer, employee and vendor information, could adversely affect our business.

We rely on various information technology systems to capture, process, store and report data and interact with licensees and employees. Despite careful security and controls design, as the prevalence of cyber-attacks continues to increase, our information technology systems, and those of our third-party providers, could become subject to increased security threats, such as phishing and malware incidents. Our security measures may be unable to prevent certain security breaches, and any such network, system, data or other breaches could result in misappropriation of sensitive data, transactional errors, theft of funds, business disruptions, loss of or damage to intellectual property, loss of customers and business opportunities, unauthorized access to or disclosure of confidential or personal information (which could cause a breach of applicable data protection legislation), regulatory fines, penalties or intervention, reputational damage, reimbursement or other compensatory costs and additional compliance costs, any of which could have a material adverse effect on our reputation, business, financial condition, results of operations and cash flows.

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

The construction industry is cyclical and significantly affected by changes in general and local economic and real estate conditions, such as employment levels, consumer confidence, demographic trends, housing demand, inflation, deflation, interest rates and credit availability. Changes in these general and local economic conditions or deterioration in the broader economy could negatively impact the level of purchases, capital expenditures and creditworthiness of our indirect customers and suppliers to CPF, and, therefore, our royalty income and financial condition, results of operations and cash flows. Changes in these economic conditions may affect some of our regions or markets more than others. If adverse conditions affect our larger markets, they could have a proportionately greater impact on us than on some other companies. In addition, any uncertainty regarding global economic conditions may have an adverse effect on the results of operations and financial condition of us or our customers, distributors and suppliers, such as negative effects of currency exchange fluctuations. A shortage of labor in the construction industry could also have an impact on our financial results.

Our business relies on private investment and a slower than expected economy may adversely affect our results.

A significant portion of our sales and those of CPF are for projects with non-public owners, such as non-residential builders and home builders who make investments with private funds into their projects. Construction spending is affected by their customers’ ability to finance projects. Residential and nonresidential construction could decline if companies and consumers are unable to finance construction projects or if the economy slows or is stalled, which could result in delays or cancellations of capital projects. If the economy slows, or if housing starts and nonresidential projects do not increase, sales of our products directly by us to consumers or by CPF and related services may decline, and our financial position, results of operations and liquidity could be materially adversely affected.

Risks Relating to the Construction Sector

We and CPF may be dependent upon third-party financing, and our financial condition and results of operations could be negatively affected if additional third-party financing for our customers does not become available.

Our business and earnings depend substantially on our ability and the ability of CPF to obtain financing for the development of their construction projects. The availability and cost of such financing is further dependent on the number of financial institutions participating in the industry, the departure of financial institutions from the industry, the financial institutions’ lending practices, the strength of the domestic and international credit markets generally, governmental policies and other conditions, all of which are beyond our control. In light of the current economic climate, some of our projects and those of CPF may not be successful in obtaining additional funds in a timely manner, on favorable terms or at all. The availability of borrowed funds, especially for construction financing, has been greatly reduced, and lenders may require project developers to invest increased amounts of equity in a project in connection with both new loans and the extension of existing loans. Unfavorable changes in the availability and terms of financing in the industry will have a material adverse effect on certain privately financed projects.

Our results of operations also depend on the ability of any potential privately financed licensees to obtain loans for the purchase of new buildings. Over the past few years, lenders have tightened the credit underwriting standards, which have reduced lending volumes. If this trend continues, it would negatively impact CPF’s sales and revenue and our royalty income, which depend in large part on the availability and cost of financing. In addition, where our potential customers must sell their existing buildings or real estate in order to develop new buildings, increases in mortgage costs and/or lack of availability of mortgages could prevent buyers of potential customers’ existing buildings from obtaining the mortgages they need to complete their purchases, which would result in our potential customers’ inability to make purchases from us. If our potential customers cannot obtain suitable financing, our sales and results of operations would be adversely affected.

The construction industry is highly competitive, and such competition may increase the adverse effects of industry conditions, including the consolidation of the industry.

We operate in a very competitive environment characterized by competition from numerous local, regional and national builders. We and CPF may compete for financing, raw materials and skilled management and labor resources. A decline in construction starts could adversely affect demand for products that utilize our technology and expertise and our results of operations. Increased competition could require us to further increase CPF’s selling incentives and/or reduce our prices, which could negatively affect our royalty income. We may be unable to successfully expand into or compete in the markets in new geographic areas. In addition, while we believe our ESR may improve our competitive position by potentially expediting reviews and approvals by state and local building departments and certifying our specific quality control and design acceptance criteria, there is no assurance that it will have the desired impact.

There can be no assurance that Modules or modular construction techniques that utilize our technology and expertise will achieve market acceptance and grow; thus, the future of our business and the modular construction industry as a whole is uncertain.

There can be no assurance that we will achieve market acceptance for our technology and expertise or that the modular construction market will grow. Our business may be disrupted by the introduction of new products and services and is subject to changing consumer preferences and industry trends, which may adversely affect our ability to plan for the future development and marketing of our products. Although Modules have particular applications in a wide variety of market segments, there is no assurance that we will be able to expand our relationship within such market segments or, even if we do, that general market acceptance for our technology and expertise or Modules will continue to increase.

Government regulations and legal challenges may delay the start or completion of our projects, increase our expenses or limit our building activities, which could have a negative impact on our operations.

Various domestic and international rules and regulations concerning building, zoning, sales and similar matters apply to and/or affect the construction industry. Governmental regulation affects construction activities, as well as sales activities, mortgage lending activities and other dealings with consumers. These industries also have experienced an increase in state and local legislation in the United States and regulations that limit the availability or use of land. Municipalities may also restrict or place moratoriums on the availability of utilities, such as water and sewer taps. In some areas, municipalities may enact growth control initiatives, which restrict the number of building permits available in a given year. In addition, we may be required to apply for additional approvals or modify our existing approvals because of changes in local circumstances or applicable law. If governments in locations in which we operate take actions like the ones described, they could adversely affect our business by causing delays, increasing our licensees’ costs or limiting our licensees’ ability to operate in those areas. Further, we may experience delays and increased expenses as a result of legal challenges to our proposed projects, whether brought by governmental authorities or private parties. Failure to comply with laws or regulations applicable to or affecting us or our licensees, or the passage in the future of new and more stringent laws affecting us or our licensees, may adversely affect our financial condition or results of operations.

The dangers inherent in our operations, such as disruptions to our facilities and project sites, and the limits on insurance coverage could expose us to potentially significant liability costs and materially interfere with the performance of our operations.

While we believe our insurance coverage is adequate and in line with our industry’s standards, all construction, including modular construction, involves operating hazards that can cause personal injury or loss of life, severe damage to and destruction of property and equipment and suspension of operations, including, but not limited to, natural or man-made disruptions to our facilities and project sites. We may be sued for such injuries based on the use of our technology. The failure of such structures during and after installation can result in similar injuries and damages. Although we believe that our insurance coverage is adequate, there can be no assurance that we will be able to maintain adequate insurance in the future at rates we consider reasonable, or that our insurance coverage will be adequate to cover future claims that may arise. Claims for which we are not fully insured may adversely affect our working capital and profitability. In addition, changes in the insurance industry have generally led to higher insurance costs and decreased availability of coverage. The availability of insurance that covers risks we and our competitors typically insure against may decrease, and the insurance that we are able to obtain may have higher deductibles, higher premiums and more restrictive policy terms.

Risks Relating to our Common Stock

Our failure to meet the continued listing requirements of the Nasdaq Capital Market could result in a delisting of our common stock.

Our common stock is listed on the Nasdaq Capital Market, which imposes, among other requirements, a minimum bid requirement. On July 1, 2019, we received a letter from Nasdaq that, because the closing bid price for our common stock was below $1.00 for 30 consecutive business days, we no longer met the minimum bid price requirement for continued listing on Nasdaq. Under Nasdaq Listing Rule 5810(c)(3)(A), we were granted a 180-calendar day grace period, or until December 30, 2019, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for at least ten consecutive business days during this 180-day grace period. There can be no assurance that we will be able to regain compliance or that Nasdaq will grant us a further extension of time to regain compliance, if necessary.

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

Our shares of common stock are from time to time thinly traded, so stockholders may be unable to sell at or near ask prices or at all if they need to sell shares to raise money or otherwise desire to liquidate their shares.

Our common stock has from time to time been “thinly-traded,” meaning that the number of persons interested in purchasing our common stock at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company that is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer that has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give stockholders any assurance that a broader or more active public trading market for our common shares will develop or be sustained, or that current trading levels will be sustained.

The trading in our stock has in the past and may continue to be very volatile.

Our stock price and the trading volume of our stock continue to be very volatile. As such, investors may find it difficult to obtain accurate stock price quotations and holders of our stock may be unable to resell their stock at desirable prices. Sales of substantial amounts of our common stock, or the perception that such sales might occur, could adversely affect prevailing market prices of our common stock and our stock price may decline substantially in a short period of time. As a result, our stockholders could suffer losses or be unable to liquidate holdings.

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.     Defaults Upon Senior Securities

None.

ITEM 4.     Mine Safety Disclosures

Not applicable.

ITEM 5.     Other Information

None.

ITEM 6.     Exhibits

EXHIBIT INDEX
Exhibit Number	Description
1.1

Underwriting Agreement between SG Blocks, Inc. and ThinkEquity, a division of Fordham Financial Management, Inc., dated July 29, 2019 (incorporated herein by reference to Exhibit 1.1 of the Current Report on Form 8-K filed by SG Blocks, Inc. with the Securities and Exchange Commission on July 31, 2019).

4.1	Form of Representative’s Warrant Agreement (incorporated herein by reference to Exhibit 4.1 of the Current Report on Form 8-K filed by SG Blocks, Inc. with the Securities and Exchange Commission on July 31, 2019).
10.1+	Amendment No. 1, dated October 17, 2019, to the Exclusive License Agreement by and between SG Blocks, Inc., and CPF GP 2019-1 LLC, dated October 3, 2019
31.1+	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS+	XBRL Instance Document - the instance document does not appear in the Interactive Data File as the XBRL tags are embedded within the Inline XBRL document.
101.SCH+	XBRL Taxonomy Extension Schema Document.
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB+	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

+	Filed herewith.

*	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SG BLOCKS, INC.
(Registrant)

Date: November 14, 2019	By:	/s/ Gerald A. Sheeran
Gerald A. Sheeran Acting Chief Financial Officer (Principal Financial and Accounting Officer)

