Form 10-K
period 2019-12-31
SG BLOCKS, INC.
filed 2020-03-30
CIK 1023994

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 001-38037

SG BLOCKS, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-4463937
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

195 Montague Street, 14th Floor, Brooklyn, NY	11201
(Address of principal executive offices)	(Zip Code)

(646) 240-4235

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on which Registered
Common Stock, par value $0.01 per share	SGBX	The Nasdaq Stock Market LLC

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

The aggregate market value of the common stock held by non-affiliates of SG Blocks, Inc. based on the closing price of the shares of common stock on the Nasdaq Capital Market on June 28, 2019 was approximately $3,597,728.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☒     No  ☐

As of March 23, 2020, the issuer had a total of 1,170,524 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for its 2020 annual meeting of stockholders are incorporated by reference in Part III of this report.

SG BLOCKS, INC.

FORM 10-K

PART I

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K  (the “Annual Report”) are “forward-looking statements” regarding the plans and objectives of management for future operations.  Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of ours to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties.  Our plans and objectives are based, in part, on assumptions involving judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control.   Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth in this Annual Report under the headings “Business”, “Risk Factors” and “Management’s  Discussion and Analysis of Financial Condition and Results of Operations” and the following:

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

●	a disruption or cybersecurity breach in our or third-party suppliers’ information technology systems;

●	our ability to adapt our products and services to industry standards and consumer preferences and obtain general market acceptance of our products;

●	product shortages and the availability of raw materials, and potential loss of relationships with key vendors, suppliers or subcontractors;

●	the seasonality of the construction industry in general, and the commercial and residential construction markets in particular;

●	a disruption or limited availability with our third-party transportation vendors;

●	the loss or potential loss of any significant customers;

●	exposure to product liability, including the possibility our liability for estimated warranties may be inadequate, and various other claims and litigation;

●	our ability to attract and retain key employees;

●	our ability to attract private investment for sales of product, the credit risk from our customers and our customers’ ability to obtaining third-party financing if and as needed;

●	an impairment of goodwill;

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

●	the ability of our principal stockholders, management and directors to potentially exert control due to their ownership interest;

●	any ability to pay dividends in the future;

●	potential negative reports by securities or industry analysts regarding our business or the construction industry in general;

●	Delaware law provisions discouraging, delaying or preventing a merger or acquisition at a premium price;

●	our ability to remain listed on the Nasdaq Capital Market and the possibility that our stock will be subject to penny stock rules;

●	other events or factors, including those resulting from such events, or the prospect of such events, including war, terrorism and other international conflicts, public health issues including health epidemics or pandemics, such as the recent outbreak of the recent outbreak of novel coronavirus (COVID-19), and natural disasters such as fire, hurricanes, earthquakes, tornados or other adverse weather and climate conditions, whether occurring in the United States or elsewhere, could disrupt our operations, disrupt the operations of our suppliers or result in political or economic instability; and

●	our classification as a smaller reporting company resulting in, among other things, a potential reduction in active trading of our common stock or increased volatility in our stock price.

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

“SG BlocksTM”, GreenSteel™ and the SG logo are our trademarks. All other trademarks and service marks appearing in this prospectus are the property of their respective owners.

Unless otherwise stated all shares and per share amounts for all periods presented in this Annual Report have been adjusted to reflect the 1-for-20 reverse stock split we effected on February 5, 2020

ITEM 1.      BUSINESS.

History and Company Overview

 Using our proprietary technology and design and engineering expertise, we modify code-engineered cargo shipping containers and purpose-built modules for use for safe and sustainable commercial, industrial and residential building construction. Rather than consuming new steel and lumber, our proprietary technology and design and engineering expertise allows for the redesign, repurpose and conversion of heavy-gauge steel cargo shipping containers into SGBlocks™, which are safe green building blocks for commercial, industrial, and residential building construction. Our technology and expertise is also used to purpose-build modules, or prefabricated steel modular units customized for use in modular construction (“SGPBMs” and, together with SGBlocks™, “Modules”), primarily to augment or complement an SGBlocks™ structure. Our core customer base is comprised of architects, landowners, builders and developers who use our Modules in commercial and residential structures. Our operating model combines product design and outsourcing of the modifications and finish out of Modules using proprietary algorithms developed by the Company to produce and deliver Modules across the country. We believe this combination enables us to generate economies of scale while maintaining high customer service levels in the environmentally-friendly construction space.

Prior to October 2019, our business model was solely a project-based construction model pursuant to which we were responsible for the design and construction of finished products that incorporated our technology primarily to customers in the multi-family housing, restaurant, military and education industries throughout the United States. In October 2019, we changed our business model for our residential building construction to a royalty fee model when we entered into a five year exclusive license with CPF GP 2019-1 LLC (“CPF”) pursuant to which CPF licensed on an exclusive basis our proprietary technology, intellectual property, any improvements thereto, and any related permits, with the right to develop and commercialize products in the United States and its territories within the field of design and project management platforms for residential use, including, without limitation, single-family residences and multi-family residences, but specifically excluding military housing.  CPF, at the time the License Agreement was entered into, was already a significant customer for our Modules and had completed a $5.0 million equity financing to develop a 302-unit multifamily project in Sullivan County, New York.  Now, in the United States with respect to residential construction (other than residential construction for the military) we are no longer responsible for constructing the Modules that are based on our technology or the related costs and instead that service is performed by CPF and its subcontractors and our revenue for such residential construction is no longer generated from sales of products direct to the end customer but instead is generated from royalties received from CPF based on the gross revenue that CPF receives from sales of products that are based upon our technology.

License Agreement with CPF GP 2019-1 LLC

On October 3, 2019, we entered into an Exclusive License Agreement (the “License Agreement”) with CPF, which at the time was one of our customers, pursuant to which we granted CPF an exclusive license (the “License”) solely within the United States and its legal territories to commercialize our proprietary technology, intellectual property, any improvements thereto, and any related permits, in order to develop and commercialize products within the field of design and project management platforms for residential use, including, without limitation, single-family residences and multi-family residences, but specifically excluding military housing. The Ridge Avenue Project described below has also been excluded from the License. The License Agreement has an initial term of five (5) years and will automatically renew for subsequent five (5) year periods. The License Agreement provides for customary termination provisions, including the right by us to terminate if CPF fails to make minimum royalty payments (as described below).

In consideration for the License, during the initial term, CPF agreed to pay us a royalty of (i) five percent (5%) on the first $20,000,000 of gross revenues derived from CPF’s commercialization of the License (net of customary discounts, sales taxes, delivery charges, and amounts for returns) (the “Gross Revenues”), (ii) four and one-half percent (4.5%) on the next $30,000,000 of Gross Revenues, and (iii) five percent (5%) on all Gross Revenues thereafter (collectively, the “Royalty”), subject to the following minimum royalty payments determined on a cumulative basis during the initial term: $500,000 in year 1, $750,000 in year 2, $1,500,000 in year 3, $2,000,000 in year 4, and $2,500,000 in year 5. If the License Agreement is extended beyond the initial term, then the parties will negotiate in good faith the royalty rate and the minimum royalty payments for the renewal term(s). In addition, to the extent CPF sublicenses any aspect of the License to a sublicensee, CPF will pay to us fifty percent (50%) of all payments received by CPF from such sublicensee. We may also provide CPF with professional services with respect to the License, and CPF will reimburse us for employees’ time, materials, and expenses incurred in providing such professional services. CPF also separately agreed to reimburse us for any third-party expenses incurred by us in developing our remaining and future residential projects.

The License Agreement provides for customary indemnification obligations between the parties and further provides that CPF will indemnify us for any claims arising out of the commercialization of the License by CPF or any of its subsidiaries, contractors, or sublicensees. In addition, the License Agreement provides that we will provide CPF with cost estimates for the fabrication and manufacturing of residential projects in our existing pipeline as of the date of the License Agreement, and if such projects cannot be reasonably constructed and installed at or below such estimates, then CPF may withhold payment of any royalty due to us under the License Agreement on a dollar-for-dollar basis to offset the costs above the originally estimated amounts.

On October 3, 2019, we entered into a Loan Agreement and Promissory Note (the “Loan Agreement”) with CPF GP, which was amended on October 15, 2019 and further amended on November 7, 2019 pursuant to which we agreed to loan CPF GP $750,000 at an annual interest rate of five percent (5%), with a maturity date of July 31, 2023. Under the Loan Agreement, as amended agreed to advance to CPF GP the first installment of the principal amount, equal to $500,000, no later than January 31, 2020 and the second installment of the principal amount, equal to $250,000, no later than April 15, 2020. As security for this loan, we will receive a security interest in all of CPF GP’s membership interests in the Licensee. If we fail to fund either principal installment, such failure will constitute a default under the Loan Agreement and a cross default under the License Agreement. On January 21, 2020, pursuant to the Loan Agreement, CPF GP issued to us a promissory note in the principal amount of $400,000 (the “Company Note”) and issued to Paul Galvin, our Chairman and CEO, a promissory note in the principal amount of $100,000 (the “Galvin Note”). The transaction closed on January 22, 2020, on which date we loaned CPF GP $400,000 and Mr. Galvin personally loaned CPF GP $100,000 on behalf of us. The Company Note and Galvin Note bear interest at five percent (5%) per annum, payable, together with the unpaid principal amount of the promissory notes, on the earlier of the July 31, 2023 maturity date or upon the liquidation, redemption sale or issuance of a dividend upon the LLC interests in CPF MF 2019-1 LLC, a Texas limited liability company of which CPF GP is the general partner; provided, that the terms of the Galvin Note provide that all interest payments due to Mr. Galvin under the Galvin Note shall be paid directly to, and for the benefit of, our Company.

The Products Produced with Our Technology

The building products developed with our proprietary technology and design and engineering expertise are generally stronger, more durable, environmentally sensitive, and erected in less time than traditional construction methods. The use of the SGBlocks building structure typically provides between four to six points towards the Leadership in Energy and Environmental Design (“LEED”) certification levels, including reduced site disturbance, resource reuse, recycled content, innovation in design and use of local and regional materials. Due to the ability of SGBlocks to satisfy such requirements, we believe the products produced utilizing our technology and expertise is a leader in environmentally sustainable construction.

There are three core product offerings that utilize our technology and engineering expertise. The first product offering involves GreenSteel™ modules, which are the structural core and shell of an SGBlocks building. We procure the containers, engineer required openings with structural steel enforcements, paint the SGBlocks and then delivers them on-site, where the customer or a customer’s general contractor will complete the entire finish out and installation. The second product offering involves replicating the process to create the GreenSteel product and, in addition, installing selected materials, finishes and systems (including, but not limited to floors, windows, doors, interior painting, electrical wiring and fixtures, plumbing outlets and bathrooms, roofing system) and delivering SGBlocks pre-fabricated containers to the site for a third party licensed general contractor to complete the final finish out and installation. Finally, the third product offering is the completely fabricated and finished SGBlocks building (including but not limited to floors, windows, doors, interior painting, electrical wiring and fixtures, plumbing outlets and bathrooms, roofing systems), including erecting the final unit on site and completing any other final steps. The building is ready for occupancy and/or use as soon as installation is completed. Construction administration and/or project management services are typically included in our product offerings.

ESR Approval

In April 2017, the ICC Evaluation Service, LLC (“ICC-ES”) granted us an Evaluation Service Report (“ESR”) for the SGBlocks structural building materials. We believe we are the first modular building company to receive such certification. Our ESR indicates that the ICC-ES recognizes the suitability and technical capabilities of the SGBlocks structural building materials for use in compliance with the International Building Code and Residential Code, the California Building Code and Residential Code, and the Florida Building Code—Building and Residential. We believe our ESR has expedited reviews and approvals by state and local building departments, helped the SGBlocks concept gain wider acceptance in the construction industry and opened up licensing opportunities internationally We also believe the ESR will make it more difficult for other companies in the industry to compete with us because the quality control and design acceptance criteria are specific to us and our associated facilities.

Our ESR is site-specific; therefore, only the inspected and approved facilities can place the ICC-ES mark on the containers. We currently source or fabricate our SGBlocks from 18 facilities located throughout the continental United States. The ICC-ES has currently approved six of these facilities to place the ICC-ES medallion and we will seek ICC-ES approval for additional facilities on an as needed basis. Each of these facilities undergo an annual inspection by ICC-ES. Currently, each of these facilities has been re-certified by ICC-ES and is current with their recertifications. All SGBlocks manufactured at these facilities have an ESR medallion that validates the quality control process.

Because our ESR does not cover SGPBMs, this certification does not extend to buildings constructed using SGPBMs.

Target Markets

To date, the target markets for the products that utilize our technology and expertise have been the new construction market in the United States. The Modules that utilize our technology and expertise have a particular application in a number of segments, including:

●	Single-Family and Multi-Family Housing

●	Restaurants and Quick Service Restaurants

●	Military

●	Education/Student Housing

●	Equipment Enclosures and Stacking Solutions

●	Office and Commercial

●	Hospitality and Entertainment

●	Athletic facilities and support structures

In addition, future target markets for expansion of such products and services include data centers, warehouse/public storage, reclamation/drop off centers and medical.

Our Competitive Strengths

Although the construction industry is highly competitive, we are committed to educating the real estate community on the benefits of our technology and expertise and positioning the products that utilize our technology and expertise as complementary to the strategy of developers, rather than as competition. We and CPF may compete for building opportunities with regional, national and international builders that possess greater financial, marketing and other resources than we do, and competition within the general construction industry may increase if there is future consolidation in the land development and construction industry or from new building technologies that could arise. Within the modular building space, we compete against a small number of companies providing modular-building services. The principal competitive factors in our business include, but are not limited to, the availability of building materials; technical product knowledge and expertise; previous experience in modular construction; consulting or other service capabilities; pricing of products; and the marketability of our ESR within the structural building space.

We believe we can distinguish ourselves from our competitors on the basis of our ESR, quality, cost and construction time savings when utilizing our technology and expertise. Our proprietary construction method is typically less expensive than traditional construction methods, particularly in urban locations and multi-story projects, and construction time is also generally reduced by using our construction method, reducing both construction and soft costs substantially. SGBlocks are designed to be hurricane-, tornado- and earthquake-resistant and able to withstand harsh climate conditions. The flexibility and the stack-ability of the Modules allows architects, developers and owners to design Modules to meet their specific needs. In addition, our management team has a breadth of knowledge in the modular building industry with a combined 130 years of experience. Our experience in a wide range of construction applications, including office, enclosures, residential, commercial, quick service restaurants, experiential and restaurant applications, gives us an advantage over our competition through the use of market-based prototypes.

Our Customers

We and CPF market to a broad customer base, comprised primarily of contractors, home builders, building owners and other resellers across the continental United States and we also market our services and technology to customers in Canada. At December 31, 2019 and 2018, 92% and 76%, respectively, of the Company’s gross accounts receivable were due from one and two customers. Revenue relating to two and three customers represented approximately 78% and 66% of the Company’s total revenue for the years ended December 31, 2019 and 2018, respectively.

Our Suppliers and Partners

Although the primary use of shipping containers is for transportation, when constructing SGBlocks we use standard materials to modify the container shell structure and finish out the modules. We utilize the same suppliers and materials used by conventional construction. Materials such as windows, doors, insulation mechanical systems, electrical systems and other such supplies are all off-the-shelf materials and equipment commonly available and used in the industry.

One of the main suppliers for the procurement of our containers is ConGlobal Industries, Inc. (“ConGlobal”), an independent third party, with whom we have an exclusive 10-year Collaboration and Supply Agreement (the “ConGlobal Agreement”) through May 14, 2024. ConGlobal is one of the largest depot operators in the United States. This arrangement provides us with a reliable source of supply of certified shipping containers. The ConGlobal Agreement provides that ConGlobal will be our exclusive supplier of SGBlocks for housing, office and retail uses generally constructed as permanent structures within the continental United States within a 50 mile radius of an existing ConGlobal site and ConGlobal will not supply shipping containers modified for building purposes to any entity competing with us during the term of the agreement. The Company believes it has access to alternative suppliers, with limited disruption to the business, should circumstances change with its existing suppliers.

Intellectual Property

We operate under our United States registered trademarks “SGBlocks” and “GreenSteel” and our trademarked “SG” logo.

Government Regulation and Approval

The design and construction of buildings is controlled at the project level, with local and state municipalities having jurisdiction in most cases. All buildings, conventionally built or modularly built, are subject to published building codes and criteria that must be achieved during the architectural and engineering phase in order to be approved for construction. There are no specific regulations that impact our technology. While much of the regulation in our industry occurs at the project level, we are subject to various federal, state and local government regulations applicable to the business in the jurisdictions in which we operate, including laws and regulations relating to our relationships with our employees, public health and safety, workplace safety, transportation, zoning and fire codes. We strive to operate in accordance with applicable laws, codes and regulations. We believe we are in compliance in all material respects with existing applicable environmental laws and regulations and, in addition, that our employment, workplace health and workplace safety practices comply with related regulations.

General Corporate Information

We were incorporated in the State of Delaware on December 29, 1993 under the name CDSI Holdings, Inc. On November 4, 2011, CDSI Merger Sub, Inc., our wholly-owned subsidiary, completed a reverse merger with and into SG Building Blocks, Inc. (“SG Building”), with SG Building surviving the reverse merger as our wholly owned subsidiary. We primarily conduct our current operations through SG Building. Prior to our emergence from bankruptcy in June 2016, our common stock was quoted on the OTC Bulletin Board. In June 2017 and December 2019, we completed public offerings of our common stock, which currently trades on the Nasdaq Capital Market under the symbol “SGBX.”

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

On the Effective Date, all previously issued and outstanding shares of the Former Common Stock were deemed discharged, cancelled and extinguished, and, pursuant to the Plan, SGB issued, in the aggregate, 8,195 shares (as adjusted to effect a 1-for-20 reverse stock split) of common stock, par value $0.01 (the “New Common Stock”), to the holders of Former Common Stock. Further, under the Plan, upon the Effective Date, certain members of SGB’s management were entitled to receive options (the “Management Options”) to acquire approximately 10,919 shares (as adjusted to effect a 1-for-20 reverse stock split), of SGB’s New Common Stock, on a fully diluted basis.

On the Effective Date, pursuant to the terms of the Plan and SGB’s Amended and Restated Certificate of Incorporation, SGB filed with the Secretary of State of the State of Delaware a Certificate of Designations of Convertible Preferred Stock, designating 1,801,670 shares (as adjusted to effect a 1-for-3 reverse stock split) of preferred stock, par value $1.00, all of which were issued upon our emergence from bankruptcy. Prior to the our public offering that we consummated in June 2017, all outstanding shares of the our preferred stock, were converted into 90,084 shares of common stock. No preferred stock currently remains outstanding.

Reverse Stock Split

On February 28, 2017, we effected a 1-for-3 reverse stock split of its New Common Stock and preferred stock, which has since been converted into common stock. On February 5, 2020, we effected a 1-for-20 reverse stock split of our common stock. All share and per share amounts set forth in the consolidated financial statements have been retroactively restated to reflect the split effected in February 2020 as if it had occurred as of the earliest period presented and unless otherwise stated, all other share and per share amounts for all periods presented in this Annual Report have been adjusted to reflect the reverse stock split effected in February 2020.

Recent Financing Developments

On December 13, 2019, we completed an underwritten public offering of our common stock (the “Public Offering”). In connection with the Public Offering, we sold 857,500 shares of our common stock at a public offering price of $3.00 per share, resulting in aggregate net proceeds of $2,117,948 after deducting underwriting discounts and commissions and other expenses related to the Public Offering. The Company incurred a total of $454,552 in issuance costs in connection with the Public Offering and no warrants to purchase were issued to the underwriters. The proceeds of the Public Offering were used as follows: (i) $480,770 to repay the outstanding principal amount of an outstanding debenture (the “Debenture”); (ii) a portion to fund our obligation to our licensee under the terms of the Loan Agreement with CPF pursuant to which we agree to loan CPF GP a principal amount of $750,000 at an annual interest rate of five percent (5%), with a maturity date of July 31, 2023; and (iii) the remaining net proceeds for general working capital purposes.

The Debenture was issued on November 12, 2019.  The Debenture is a senior secured convertible debenture in the principal amount of $480,770 for which we received proceeds of $375,000 (representing an original issue discount of 22%). The Debenture was due 110 days after issuance and was secured under a Security Agreement, dated November 12, 2019, entered into with the investor (the “Security Agreement”) by a security interest in all of our existing and future assets, subject to existing security interests and exceptions. The Debenture was convertible into shares of our common stock only upon (i) the occurrence of an Event of Default (as defined in the Debenture) or (ii) at maturity in the event any principal remained outstanding, at a conversion price equal to the lower of (x) 67.5% of the lowest daily VWAPs of the common stock during the five consecutive trading days immediately preceding the Event of Default or date of maturity or (y) if the Debenture was not fully paid as of the Maturity, the lowest daily VWAP during the ten (10) consecutive trading days immediately preceding the date of the applicable Conversion, and based on a conversion amount determined by the product of (x) the portion of the principal and accrued interest to be converted and (y) 120% or (y) if the Debenture was not fully paid as of the Maturity Date and no conversions have been effected under the Debenture, the lowest daily VWAP during the ten (10) consecutive Trading Days immediately preceding the date of the applicable Conversion; provided, however, that we agreed not to issue any shares of common stock upon conversion of the Debenture if the investor would exceed certain limitations.

Employees

As of December 31, 2019, SGB directly employed seven full-time employees and engaged outside professional firms and subcontractors to deliver projects to customers.

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

ITEM 1A. RISK FACTORS.

Risks Relating to the Company

Our auditor’s report on our consolidated financial statements contains an explanatory paragraph regarding our ability to continue as a going concern.

Our consolidated financial statements as of December 31, 2019 have been prepared under the assumption that we will continue as a going concern. In addition, our independent registered public accounting firm has issued a report that includes an explanatory paragraph referring to our recurring losses from operations  and negative operating cash flows that raise substantial doubt in our ability to continue as a going concern. Our consolidated financial statements as of December 31, 2019 did not include any adjustments that might result from the outcome of this uncertainty.

If we are not successful in our efforts to increase sales or raise capital, we could experience a shortfall in cash over the next twelve months, and our ability to obtain additional financing on acceptable terms, if at all, may be limited.

On December 31, 2019 and 2018, we had cash and cash equivalents and a short-term investment, collectively, of $1,625,671 and $1,368,395, respectively. However, during the fiscal years ended December 31, 2019 and 2018, we reported a net loss of $6,920,540 and $4,844,021, respectively, and used $2,815,621 and $3,452,234 of cash for operations, respectively. If we are not successful with our efforts to increase revenue, we could experience a shortfall in cash over the next twelve months. If there is a shortfall, we may be forced to reduce operating expenses, among other steps, all of which would have a material adverse effect on our operations going forward.

We may also seek to obtain debt or additional equity financing to meet any cash shortfalls. The type, timing and terms of any financing we may select will depend on, among other things, our cash needs, the availability of other financing sources and prevailing conditions in the financial markets. However, there can be no assurance that we will be able to secure additional funds if needed and that, if such funds are available, the terms or conditions would be acceptable to us. If we are unable to secure additional financing, further reduction in operating expenses might need to be substantial in order for us to ensure enough liquidity to sustain our operations. Any equity financing would be dilutive to our stockholders. If we incur debt, we will likely be subject to restrictive covenants that significantly limit our operating flexibility and require us to encumber our assets. If we fail to raise sufficient funds and continue to incur losses, our ability to fund our operations, take advantage of strategic opportunities, or otherwise respond to competitive pressures will be significantly limited. Any of the above limitations could force us to significantly curtail or cease our operations, and you could lose all of your investment in our common stock. These circumstances have raise substantial doubt about our ability to continue as a going concern, and continued cash losses may risk our status as a going concern. Our consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

We have incurred net losses in prior periods, and there can be no assurance that we will generate income in the future, or that we will be able to successfully achieve or maintain our growth strategy.

Our ability to achieve profitability will depend upon our ability to generate and sustain substantially increased revenues. We may continue to incur operating losses in the future as we execute our growth strategy. Although we expect that our expenses will decline due to our new business model, there can be no assurance that our revenue from royalties will exceed our expenses, especially since we anticipate that most of our expenses will be fixed expenses that will not be dependent upon revenue generated. The likelihood that we will generate net income in the future must be considered in light of the difficulties facing the construction industry as a whole, economic conditions and the competitive environment in which we operate. Our operating results for future periods are subject to numerous uncertainties, and we may not achieve sufficient revenues to sustain or increase profitability. In addition, we may be unable to successfully achieve or maintain our growth strategy, including our ability to expand into new geographic markets.

Our residential construction business model depends upon a third-party licensee who is outside our control.

We entered into an exclusive license agreement with CPF, pursuant to which we granted CPF an exclusive license solely within the United States and its legal territories to commercialize our technology, intellectual property, any improvements thereto, and any related permits, in order to develop and commercialize products within the field of design and project management platforms for residential use, including, without limitation, single-family residences and multi-family residences, but specifically excluding military housing. Under the terms of the License Agreement, CPF is to provide us with royalties based upon its sale of products that utilize the licensed technology. Inasmuch as CPF has an exclusive license in the United States, which is the only territory to date where we have been retained to construct products for use for residences, unless we were to either expand residential construction product sales to territories outside of the United States or enter into licensing arrangements similar to that with CPF for sales of products that utilize our technology outside of the United States for residential use or in the United States for business not cover by the License, such as military residences and commercial and industrial construction, we will be totally dependent upon CPF for our revenue for residential construction. CPF is an independent entity and we cannot control the amount or timing of resources that it devotes to such commercialization efforts. CPF may not assign as great a priority to such commercialization efforts or pursue them as diligently as we would if we were undertaking such commercialization ourselves. If CPF or any other licensee fails to devote sufficient time and resources to such commercialization efforts, or if its performance is substandard our ability to generate revenue may be adversely affected. CPF may also have relationships with other commercial entities, some of whom may compete with us. If CPF assists our competitors at our expense, our competitive position would be harmed. In addition, upon certain extraordinary events, CPF is entitled to terminate the license agreement in which case we would be forced to incur the costs to commercialize products for residential construction unless another licensee were found.

Our residential construction business is difficult to evaluate because we are currently focused on a new business model and have very limited operating history and limited information.

We recently engaged in a new licensing business model for our residential construction business in the United States. We have entered into one license agreement for use of our technology for construction of residences in the United States and if successful, we intend to expand our model and enter into additional similar agreements. There is a risk that we will be unable to successfully generate revenue from this new business model and that we will be unable to enter into additional licensing agreements or that any additional agreements that we enter into will be on favorable terms. Although we believe that we will experience cost savings from this new business model resulting in greater net income since we will no longer require the same level of capital, personnel and equipment as was required from our prior residential construction business model, there can be no assurance that we will experience the level of cost savings that we anticipate or generate the income that we anticipate. We are subject to many risks associated with this new business model such as our dependence upon licensees to commercialize products that utilize our technology. There is no assurance that the licensees activities will be successful or will result in any revenues or profit. Even if we generate revenue, there can be no assurance that we will be profitable. We are subject to the risks inherent to the operation of a new business enterprise, and cannot assure you that we will be able to successfully address these risks.

In December 2019, a novel strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, China. Since then, the COVID-19 coronavirus has spread to multiple countries, including the United States. The impact of the COVID-19 coronavirus outbreak, or similar global health concerns, could negatively impact our ability to source certain products, impact product pricing, impact our customers’ ability or that of our licensee to obtain financing or have a negative impact on our business.

In March 2020, the World Health Organization declared COVID-19 a global pandemic. This contagious disease outbreak, which has continued to spread, and the related adverse public health developments, have adversely affected work forces, economies and financial markets globally. Our use of third-party suppliers for production and shipping of certain products could be negatively impacted by the regional or global outbreak of illnesses, including the COVID-19 coronavirus outbreak. To date, we have experienced some delays in projects due to COVID-19. Any quarantines, the timing and length of containment and eradication solutions, travel restrictions, absenteeism by infected workers, labor shortages or other disruptions to our suppliers and their contract manufacturers or our customers or our licensee, CPF, would likely adversely impact our sales and operating results and result in further project delays. In addition, the pandemic could result in an economic downturn that could affect the ability of our customers and licensees to obtain financing and therefore impact demand for our products. Order lead times could be extended or delayed and pricing could increase.  Some products or services may become unavailable if the regional or global spread were significant enough to prevent alternative sourcing. Accordingly, we are considering alternative product sourcing in the event that product supply becomes problematic. We expect this global pandemic to have an impact on our revenue and our results of operations, the size and duration of which we are currently unable to predict.

In addition, the outbreak of the COVID-19 coronavirus could disrupt our operations due to absenteeism by infected or ill members of management or other employees, or absenteeism by members of management and other employees who elect not to come to work due to the illness affecting others in our office or other workplace, or due to quarantines. COVID-19 illness could also impact members of our Board of Directors resulting in absenteeism from meetings of the directors or committees of directors, and making it more difficult to convene the quorums of the full Board of Directors or its committees needed to conduct meetings for the management of our affairs.

The global outbreak of the COVID-19 coronavirus continues to rapidly evolve. The extent to which the COVID-19 coronavirus may impact our business and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

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

As of December 31, 2019, there are outstanding options and warrants to purchase 53,170 and 53,189 shares of common stock, respectively, in addition to 8,939 unvested restricted stock units. The exercise of such options and warrants and the vesting of restricted stock units would dilute the then-existing stockholders’ percentage ownership of our stock, and any sales in the public market of common stock underlying such securities could adversely affect prevailing market prices for the common stock. Moreover, the terms upon which we would be able to obtain additional equity capital could be adversely affected because the holders of our options and warrants can be expected to exercise them at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable to us than those provided by such securities.

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

A few customers have in the past, and may in the future, account for a significant portion of our revenues in any one year or over a period of several consecutive years. For example, for the year ended December 31, 2019, approximately 78% of our revenue was generated from two customers. Although we have contractual relationships with many of our significant customers, our customers may unilaterally reduce or discontinue their contracts with us at any time. The loss of business from a significant customer could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We rely on certain vendors to supply us with materials and products that, if we were unable to obtain, could adversely affect our business.

We have relationships with key materials vendors, and we rely on suppliers for our purchases of products from them.  Any inability to obtain materials or services in the volumes required and at competitive prices from our major trading partners, the loss of any major trading partner or the discontinuation of vendor financing (if any) may seriously harm our business because we may not be able to meet the demands of our customers on a timely basis in sufficient quantities or at all.  Other factors, including reduced access to credit by our vendors resulting from economic conditions, may impair our vendors’ ability to provide products in a timely manner or at competitive prices.  We also rely on other vendors for critical services such as transportation, supply chain and professional services.  Any negative impacts to our business or liquidity could adversely impact our ability to establish or maintain these relationships. For the years ended December 31, 2019 and 2018, 74% and 55%, respectively of our cost of revenue related to three and two vendors.

An impairment of goodwill could have a material adverse effect on our financial condition and results of operations.

As December 31, 2019, we had $1,223,520 of goodwill. We perform an impairment test of our goodwill annually during the fourth quarter of our fiscal year or when events occur or circumstances change that would more-likely-than-not indicate that goodwill might be impaired. Factors that may be considered a change in circumstances, indicating that the carrying value of our goodwill may not be recoverable, include a decline in stock price and market capitalization, reduced future cash flow estimates and slower growth rates in our industry. Our annual impairment tests resulted in an impairment of goodwill during fiscal 2019 in the amount of $2,938,653. The annual impairment test during fiscal 2018 resulted in no impairment being recorded. Deterioration in estimated future cash flows in our reporting unit could result in further future goodwill impairment. Changes to our business strategy, changes in industry or market conditions, changes in operating performance or other indicators of impairment could cause us to record a significant impairment charge during the period in which the impairment is determined, negatively impacting our results of operations and financial position.

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

Our business depends on the transportation of a large number of products, via railroad or truck. We rely primarily on third parties for transportation of the products we manufacture or distribute and for the delivery of our raw materials. We are also subject to seasonal capacity constraints, which may be severely reduced due to COVID-19 coronavirus, and weather-related delays for both rail and truck transportation. If any of our third-party transportation providers were to fail to deliver raw materials to us or our Modules to our customers in a timely manner, we may be unable to complete projects in a timely manner and may, among other things, incur penalties for late delivery or be unable to use the Modules as intended. In addition, if any of these third parties were to cease operations or cease doing business with us, we may be unable to replace them at reasonable cost. Any failure of a third-party transportation provider to deliver raw materials to us or finished Modules to our customers in a timely manner could harm our reputation, negatively affect our customer relationships, and have a material adverse effect on our operating results, cash flows, and financial condition. Additionally, an increase in transportation rates or fuel surcharges could adversely affect our sales, profitability, and cash flows.

We may have difficulty protecting our proprietary manufacturing processes, which could adversely affect our ability to compete.

We use a proprietary manufacturing process that allows us to be code-compliant in our SGBlocks™ product. Such manufacturing process is unique to the construction industry and is important to ensure our continued success, and we cannot assure you that our efforts to protect our proprietary rights will be sufficient or effective. If other companies replicate our methodology, we could lose our competitive advantage. Any future patent or trademark applications may not lead to issued patents and registered trademarks in all instances. We also cannot be assured that the scope of any patents issued in the future will be sufficiently broad to offer meaningful protection. Others may develop or patent similar or superior technologies, products or services, and our intellectual property rights may be challenged, invalidated, misappropriated or infringed by others. If we are unable to protect and maintain our intellectual property rights, or if there are any successful intellectual property challenges or infringement proceedings against us, our business and revenue could be materially and adversely affected.

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

Backlog represents the total dollar amount of revenues we expect to record in the future as a result of performing work under contracts we have been awarded. Backlog may fluctuate significantly due to the timing of orders or awards for large projects and is not necessarily indicative of future backlog levels or the rate at which backlog will be recognized as revenue. We include in backlog only those contracts for which we have reasonable assurance that the customer can obtain the permits for construction and can fund the construction. As of December 31, 2018, our backlog totaled approximately $97.7 million and as of December 31, 2019, our backlog totaled approximately $17.6 million. The decrease in backlog at December 31, 2019 from December 31, 2018 is primarily attributable to us moving a contract of approximately $25 million out of backlog after receiving a cancellation notice from the customer and moving two contracts of approximately $70 million out of backlog due to the exclusive License Agreement. Our backlog includes one large contract entered into by us during the third quarter of 2019 in the amount of approximately $17 million as described in more detail in “Note 10—Construction Backlog” of the notes to our consolidated financial statements included elsewhere in this Annual Report. We cannot provide assurance that our backlog will be realized as revenues in the amounts reported or, if realized, will result in profits. In accordance with industry practice, substantially all of our contracts are subject to cancellation, termination or suspension at our customer’s discretion. In the event of a project cancellation, we generally would not have a contractual right to the total revenue reflected in our backlog. Projects can remain in backlog for extended periods of time because of the nature of the project and the timing of the particular services required by the project. In addition, the risk of contracts in backlog being cancelled or suspended generally increases during periods of widespread economic slowdowns or in response to changes in commodity prices.

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

The construction industry is highly cyclical and seasonal and is influenced by many international, national and regional economic factors, including the availability of consumer and wholesale financing, which may be severely reduced due to COVID-19 coronavirus, seasonality of demand, consumer confidence, interest rates, income levels and general economic conditions, including inflation and recessions. As a result of the foregoing factors, the revenues and operating results we derive from customers and CPF will fluctuate and we currently expect them to continue to fluctuate in the future. Moreover, we have experienced, and may continue to experience, operating losses during cyclical downturns in the construction market. These and other economic factors could have a material adverse effect on demand for our products and our financial condition and operating results.

Our business depends on the construction industry and general business, financial market and economic conditions.

The construction industry is cyclical and significantly affected by changes in general and local economic and real estate conditions, such as employment levels, consumer confidence, demographic trends, housing demand, inflation, deflation, interest rates and credit availability. Changes in these general and local economic conditions or deterioration in the broader economy could negatively impact the level of purchases, capital expenditures and creditworthiness of our indirect customers and suppliers to CPF s, and, therefore, our royalty income and financial condition, results of operations and cash flows. Changes in these economic conditions may affect some of our regions or markets more than others. If adverse conditions affect our larger markets, they could have a proportionately greater impact on us than on some other companies. In addition, any uncertainty regarding global economic conditions may have an adverse effect on the results of operations and financial condition of us or our customers, distributors and suppliers, such as negative effects of currency exchange fluctuations. A shortage of labor in the construction industry could also have an impact on our financial results.

Our business relies on private investment and a slower than expected economy may adversely affect our results.

A significant portion of our sales and those of CPF are for projects with non-public owners, such as non-residential builders and home builders who make investments with private funds into their projects. Construction spending is affected by their customers’ ability to finance projects, which may be severely reduced due to the COVID-19 coronavirus. Residential and nonresidential construction could decline if companies and consumers are unable to finance construction projects or if the economy slows or is stalled, which could result in delays or cancellations of capital projects. If the economy slows, or if housing starts and nonresidential projects do not increase, sales of our products directly by us to consumers or by CPF and related services may decline, and our financial position, results of operations and liquidity could be materially adversely affected.

A material disruption at one of our suppliers’ facilities could prevent us from meeting customer demand, reduce our sales and negatively affect our overall financial results.

Any of the following events could cease or limit operations unexpectedly: fires, floods, earthquakes, hurricanes, on-site or off-site environmental incidents or other catastrophes; global pandemic; utility and transportation infrastructure disruptions; labor difficulties; other operational problems; or war, acts of terrorism or other unexpected events. Any downtime or damage at our suppliers’ facilities could prevent us from meeting customer demand for our products or require us to make more expensive purchases from a competing supplier. If our suppliers were to incur significant downtime, our ability to satisfy customer requirements could be impaired, resulting in customers seeking products from other distributors, as well as decreased customer satisfaction and lower sales and operating income.

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

We operate in and source some of our products from outside of the United States, and our suppliers may also rely upon non-domestic products. As such, any significant changes to, among other things, the general political and social conditions in foreign counties in which we maintain operations or sourcing relationships, unfavorable changes in U.S. trade legislation and regulation, the recent outbreak of the COVID-19 coronavirus, the imposition of governmental economic sanctions on countries in which we do business or other trade barriers, threats of war, terrorism or governmental instability, labor disruptions, currency controls, fluctuating exchange rates with respect to contracts not denominated in U.S. dollars and unanticipated or unfavorable changes in government policies with respect to laws and regulations, anti-inflation measures and method of taxation. If we are unable to navigate foreign regulatory environments, or if we are unable to enforce our contract rights in foreign countries, our business could be adversely impacted. Any of these events could interrupt our business and cause operational disruptions, increase our costs of operations, reduce our sales or otherwise have an adverse effect on our operating performance.

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

In order to return to profitability, we will need to generate and sustain higher revenue while maintaining reasonable cost and expense levels. In our most recent quarter, we experienced a loss. We do not know if our revenue will grow, or if it will grow sufficiently to outpace our expenses, which we expect to increase as we expand our operational capacity. We may not be able to become profitable on a quarterly or an annual basis. Our quarterly revenue and operating results will be difficult to predict and have in the past fluctuated from quarter to quarter. The amount, timing and mix of project sales, often for a single medium or large-scale project, may cause large fluctuations in our revenue and other financial results. Further, our revenue mix of high margin materials sales versus lower margin projects can fluctuate dramatically quarter to quarter, which may adversely affect our revenue and financial results in any given period. Finally, our ability to meet project completion schedules for an individual project and the corresponding revenue impact under the percentage-of-completion method of recognizing revenue, may similarly cause large fluctuations in our revenue and other financial results. This may cause us to miss any future guidance announced by us.

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

At December 31, 2019, we had tax net operating loss carryforwards totaling approximately $12.9 million. The net operating loss expires beginning 2030 through 2037 for those losses generated in 2017 and prior years. Approximately $5.5 million of such net operating losses will carryforward indefinitely and be available to offset up to 80% of future taxable income each year. Subsequent to December 31, 2019, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was passed, which temporarily removes such 80% limitation for years 2019 and 2020. At December 31, 2019, we had a valuation allowance of $3.1 million, primarily related to net operating loss carryforwards that are not more likely than not to be utilized due to an inability to carry back these losses in most states and short carryforward periods that exist in certain states. If we are unable to use our net operating losses, we may be required to record charges or reduce our deferred tax assets, which could have an adverse effect on our results of operations.

Risks Relating to the Construction Sector

We and CPF may be dependent upon third-party financing, and our financial condition and results of operations could be negatively affected if additional third-party financing for our customers does not become available

Our business and earnings depend substantially on our ability and the ability of CPF to obtain financing for the development of their construction projects, which may be adversely impacted by the recent COVID-19 coronavirus outbreak. The availability and cost of such financing is further dependent on the number of financial institutions participating in the industry, the departure of financial institutions from the industry, the financial institutions’ lending practices, the strength of the domestic and international credit markets generally, governmental policies and other conditions, all of which are beyond our control. In light of the current economic climate, some of our projects and those of CPF may not be successful in obtaining additional funds in a timely manner, on favorable terms or at all. The availability of borrowed funds, especially for construction financing, has been greatly reduced, and lenders may require project developers to invest increased amounts of equity in a project in connection with both new loans and the extension of existing loans. Unfavorable changes in the availability and terms of financing in the industry will have a material adverse effect on certain privately financed projects.

Our results of operations also depend on the ability of any potential privately financed licensees to obtain loans for the purchase of new buildings. Over the past few years, lenders have tightened the credit underwriting standards, which have reduced lending volumes. If this trend continues, it would negatively impact CPF’s sales and our royalty income, which depend in large part on the availability and cost of financing. In addition, where our potential customers must sell their existing buildings or real estate in order to develop new buildings, increases in mortgage costs and/or lack of availability of mortgages could prevent buyers of potential customers’ existing buildings from obtaining the mortgages they need to complete their purchases, which would result in our potential customers’ inability to make purchases from us. If our potential customers cannot obtain suitable financing, our sales and results of operations would be adversely affected.

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

Our common stock is listed on the Nasdaq Capital Market (“Nasdaq” or the “Nasdaq Capital Market”), which imposes, among other requirements, a minimum bid requirement. On July 1, 2019, we received a letter from Nasdaq that, because the closing bid price for our common stock was below $1.00 for 30 consecutive business days, we no longer met the minimum bid price requirement for continued listing on Nasdaq. On February 21, 2020, we  received written notice from the Listing Qualifications department of the Nasdaq notifying us that we had regained compliance with the minimum bid price and stockholder’s equity rules.

The delisting of our common stock from Nasdaq may make it more difficult for us to raise capital on favorable terms in the future, or at all. Such a delisting would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. Further, if our common stock were to be delisted from Nasdaq, our common stock would cease to be recognized as a covered security, and we would be subject to additional regulation in each state in which we offer our securities. Moreover, there is no assurance that any actions that we take to restore our compliance with the Nasdaq minimum bid requirement would stabilize the market price or improve the liquidity of our common stock, prevent our common stock from falling below the Nasdaq minimum bid price required for continued listing again or prevent future non-compliance with Nasdaq’s listing requirements.

There can be no assurance that we will continue to meet the minimum bid price requirement, or any other requirement in the future. If we fail to meet the minimum bid price requirement, or other applicable Nasdaq listing requirements, including maintaining minimum levels of stockholders’ equity or market values of our common stock, our common stock could be delisted. Delisting from Nasdaq would cause us to pursue eligibility for trading of our common stock on other markets or exchanges, or on an over-the-counter market. In such case, our stockholders’ ability to trade or obtain quotations of the market value of our common stock would be severely limited because of lower trading volumes and transaction delays. These factors could contribute to lower prices and larger spreads in the bid and ask prices of these securities. There can be no assurance that our common stock, if delisted from the Nasdaq, would be listed on a national securities exchange, a national quotation service or the over-the-counter markets. Delisting from the Nasdaq could also result in negative publicity, make it more difficult for us to raise additional capital, adversely affect the market liquidity of our common stock, decrease securities analysts’ coverage of us or diminish investor, supplier and employee confidence. In addition, our stock could become a “penny stock,” which would make trading of our common stock more difficult.

Our stock price has been subject to fluctuations in the past, has recently been volatile, and will likely continue to be subject to fluctuations and decline, due to factors beyond our control, and investors in our common stock may lose all or part of their investment in our company.

Prior to the public offering of our stock in June 2017, there was no market for shares of our common stock. Shares of our common stock were sold in our June 2017 public offering at a price of $100.00 per share and in our December 2019 public offering at a price of $3.00 per share. Although our common stock is listed on the Nasdaq Capital Market, the market price of our common stock may be subject to wide fluctuations in response to various factors, some of which are beyond our control, including, but not limited to:

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

●	other events or factors, including those resulting from such events, or the prospect of such events, including war, terrorism and other international conflicts, public health issues including health epidemics or pandemics, such as the recent outbreak of the COVID-19 novel coronavirus, and natural disasters such as fire, hurricanes, earthquakes, tornados or other adverse weather and climate conditions, whether occurring in the United States or elsewhere, could disrupt our operations, disrupt the operations of our suppliers or result in political or economic instability; and

●	period-to-period fluctuations in our financial results.

In addition, the securities markets have, from time to time, experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock. Since the stock price of our common stock has fluctuated in the past, has recently been volatile and will likely be volatile in the future, investors in our common stock may lose all or part of their investment in our company. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, we could incur substantial costs and our resources and the attention of management could be diverted from our business.

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

As of March 23, 2020, our directors and executive officers beneficially own approximately 1.5% of our outstanding common stock (not including exercisable options or unvested restricted stock units) and one of our stockholders beneficially owns approximately 12.2% of our outstanding common stock. Accordingly, these stockholders will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, merger, consolidation, or sale of all or substantially all of our assets, or any other significant corporate transaction. The interests of these stockholders may not be the same as, or may even conflict with, investors’ interests. For example, these stockholders could delay or prevent a change in control of us, even if such a change in control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of us or our assets and might affect the prevailing price of our common stock. The significant concentration of stock ownership may negatively impact the price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

Our common stock has from time to time been “thinly-traded,” meaning that the number of persons interested in purchasing our common stock at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company that is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer that has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give stockholders any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained.

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

Holders

As of the close of business on March 23, 2020, there were approximately 85 holders of record of our common stock, which does not reflect those shares held beneficially or those shares held in “street” name. Accordingly, the number of beneficial owners of our common stock exceeds this number. On March 18, 2020, the closing sales price of our common stock as reported on the Nasdaq Capital Market was $1.83.

Dividend Policy

We have never paid any cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. The payment of dividends by us will depend on our future earnings, financial condition and such other business and economic factors as our management may consider relevant.

Recent Sales of Unregistered Securities

We did not sell any unregistered securities from January 1, 2019 through December 31, 2019 that were not previously disclosed in our filings with the SEC.

Issuer Purchases of Equity Securities

We did not repurchase any of our outstanding shares during 2019.

Performance Graph and Purchases of Equity Securities

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Transfer Agent and Registrar

The transfer agent and registrar for our common stock is American Stock Transfer and Trust Company, LLC. The transfer agent’s principal business address is 6201 15th Avenue, Brooklyn, New York 11219, and its telephone number is (800) 937-5449.

Equity Compensation Plan Information

The information required by this section will be contained in the “Equity Compensation Plan” section of our proxy statement for our 2020 annual meeting of stockholders to be filed with the SEC no later than 120 days after December 31, 2019, and is incorporated herein by reference.

 ITEM 6.       SELECTED FINANCIAL DATA.

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

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

Background

Using our proprietary technology and design and engineering expertise, we modify code-engineered cargo shipping containers and purpose-built modules for use for safe and sustainable commercial, industrial and residential building construction. Rather than consuming new steel and lumber, our proprietary technology and design and engineering expertise allows for the redesign, repurpose and conversion of heavy-gauge steel cargo shipping containers into SGBlocks™, which are safe green building blocks for commercial, industrial, and residential building construction.

Prior to October 2019, our business model was solely a project-based construction model pursuant to which we were responsible for the design and construction of finished products that incorporated our technology primarily to customers in the multi-family housing, restaurant, military and education industries throughout the United States. In October 2019, we changed our business model for our residential building construction to a royalty fee model when we entered into a five year exclusive license with CPF pursuant to which CPF licensed on an exclusive basis our proprietary technology, intellectual property, any improvements thereto, and any related permits, with the right to develop and commercialize products in the United States and its territories within the field of design and project management platforms for residential use, including, without limitation, single-family residences and multi-family residences, but specifically excluding military housing. The Ridge Avenue Project, a residential housing project in Atlanta has also been excluded from the CPF license. Now, in the United States with respect to residential construction (other than the excluded residential structures) we are not permitted to and are no longer responsible for constructing the Modules that are based on our technology or the related costs and instead that service (including with respect to agreement that were in existence as of the effective date of the license with CPF) is performed by CPF and its subcontractors and any revenue for such residential construction will no longer generated from sales of products directly to the end customer but instead will be generated from royalties received from CPF based on the gross revenue that CPF receives from sales of products that are based upon our technology. Depending upon the success of this new business model, we may expand the licensing business model to commercial and industrial construction. We also are continuing to seek opportunities and potential projects in other target markets, which may develop into licensing opportunities in the future.

On October 3, 2019, we entered into a Loan Agreement and Promissory Note (the “Loan Agreement”) with CPF GP, pursuant to which we agreed to loan CPF GP a principal amount of $750,000 at an annual interest rate of five percent (5%), with a maturity date of July 31, 2023. Under the Loan Agreement, as amended agreed to advance to CPF GP the first installment of the principal amount, equal to $500,000, no later than January 31, 2020 and the second installment of the principal amount, equal to $250,000, no later than April 15, 2020. As security for this loan, we will receive a security interest in all of CPF GP’s membership interests in the Licensee. If we fail to fund either principal installment, such failure will constitute a default under the Loan Agreement and a cross default under the License Agreement. On January 21, 2020, pursuant to the Loan Agreement, CPF GP issued to us a promissory note in the principal amount of $400,000 (the “Company Note”) and issued to Paul Galvin, our Chairman and CEO, a promissory note in the principal amount of $100,000 (the “Galvin Note”). The transaction closed on January 22, 2020, on which date we loaned CPF GP $400,000 and Mr. Galvin personally loaned CPF GP $100,000 on behalf of us. The Company Note and Galvin Note bear interest at five percent (5%) per annum, payable, together with the unpaid principal amount of the promissory notes, on the earlier of the July 31, 2023 maturity date or upon the liquidation, redemption sale or issuance of a dividend upon the LLC interests in CPF MF 2019-1 LLC, a Texas limited liability company of which CPF GP is the general partner; provided, that the terms of the Galvin Note provide that all interest payments due to Mr. Galvin under the Galvin Note shall be paid directly to, and for the benefit of, the Company.

On February 4, 2020, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an accredited investor, pursuant to which we issued to the investor a secured note in the aggregate principal amount of $200,000 (the “Note”). The Note is one of a series of up to $400,000 of notes that may be issued by us, bears interest at a rate of nine percent (9%) per annum, is due on July 31, 2023, and is secured under a Pledge Agreement, dated February 4, 2020, entered into with the investor (the “Pledge Agreement”) by a security interest in the royalty payable to us under that certain Exclusive License Agreement, dated October 3, 2019, with CPF GP 2019-1 LLC. We have the right to prepay the Note, in whole or in part, at any time and from time to time, without premium or penalty.

Results of Operations

As a result of our new licensing model that commenced in October 2019, our operations for the years ended December 31, 2019 and 2018 may not be indicative of our future operations.

Years Ended December 31, 2019 and 2018:

	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018
Total Revenue	$2,984,835	$8,190,712
Total Cost of revenue	(2,307,488)	(7,647,979)
Total Operating expenses	(7,381,359)	(5,388,896)
Total Operating loss	(6,704,012)	(4,846,163)
Total Other income (expense)	(216,528)	2,142
Net loss	$(6,920,540)	$(4,844,021)

Revenue

Total revenue for the year ended December 31, 2019 was $2,984,835 compared to $8,190,712 for the year ended December 31, 2018. This decrease of $5,205,877 or 64% was mainly driven by a decline in revenue resulting from our school, retail, office and special use contracts that were in progress for the year ended December 31, 2019 as compared to December 31, 2018.

In addition, we recognized no revenue during the year ended December 31, 2019 compared to approximately $2,700,000 during the year ended December 31, 2018 on a legacy contract in the amount of approximately $6,100,000.  We recognized no royalty revenue from our licensee during the year ended December 31, 2019 and 2018, respectively.

Cost of Revenue and Gross Profit

Cost of revenue was $2,307,488 for the year ended December 31, 2019, compared to $7,647,979 for the year ended December 31, 2018. The decrease of $5,340,491 or a decrease of approximately 70%, is primarily related to lower revenues and the lower procurement and manufacturing costs of modifying containers.

The $5,340,491 decrease in cost of revenue includes decreased costs of approximately $3,650,000 on a legacy contract in the amount of approximately $6,100,000.

Gross profit was $677,347 and $542,733 for the years ended December 31, 2019 and 2018, respectively.

Gross profit percentage increased to 23% for the year ended December 31, 2019 compared to 7% for the year ended December 31, 2018 primarily due to lower margins on revenue realized from a legacy contract of approximately $6,100,000 during 2018.

Payroll and Related Expenses

Payroll and related expenses for the year ended December 31, 2019 were $2,392,587 compared to $2,166,212 for the year ended December 31, 2018. This increase was primarily caused by an increase of $319,690 in stock-based compensation expense, partially offset by a decrease in salaries and additional head count of $140,090 recognized during the year ended December 31, 2019 compared to the year ended December 31, 2018. We recognized $715,904 in stock-based compensation expense related to payroll and related expenses for the year ended December 31, 2019, compared to $396,214 for December 31, 2018.

Other Operating Expenses (General and administrative expenses, Marketing and business development expense, Pre-project expenses and Goodwill impairment)

Other operating expenses (general and administrative expenses, marketing and business development expenses, pre-project expenses and goodwill impairment) for the year ended December 31, 2019 were $4,988,772 compared to $3,222,684 for the year ended December 31, 2018. The increase resulted primarily from an impairment loss of approximately $2,938,653 offset by decrease in marketing and business development costs of approximately $146,842, a decrease in pre-project expenses of approximately $53,342, a decrease of approximately $864,580 in bad debt expense from two legacy contract and a decrease of approximately $444,493 in amortization expense caused by customer contracts being fully amortized at the end of 2018‚ offset by an increase of approximately $205,052 in legal fees, an increase of approximately $32,259 in professional fees and an increase of approximately $26,569 in contract labor.

Interest Expense

Interest expense for the year ended December 31, 2019 was $178,995 and related to the RedDiamond Partners LLC Securities Purchase Agreement that was executed in November 2019. There was no interest expense for the year ended December 31, 2018.

Other Income (Expense)

For the year ended December 31, 2019, we recognized $14,506 in other income compared to $5,768 during the year ended December 31, 2018.  For the year ended December 31, 2019, there was a loss on asset disposal of $52,039 compared to $3,626 for a loss from equity affiliates during the year ended December 31, 2018.

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

Impact of Coronavirus (COVID-19)

The worldwide spread of the COVID-19 virus is expected to result in a global slowdown of economic activity which is likely to decrease demand for a broad variety of goods and services, including from our customers, while also resulting in delays in projects due to labor shortages and supplier disruptions for an unknown period of time until the disease is contained.  To date, we have experienced some delays in projects due to COVID-19 which we expect to have an impact on our revenue and our results of operations, the size and duration of which we are currently unable to predict.

Liquidity and Capital Resources

As of December 31, 2019 and December 31, 2018, we had an aggregate of $1,625,671 and $1,368,395, respectively, of cash and cash equivalents and short-term investments.

Historically, our operations have primarily been funded through proceeds from equity and debt financings, as well as revenue from operations.

In June 2017, we completed a public offering, resulting in net proceeds of approximately $6,800,000 after deducting underwriting discounts and commissions and other expenses. In July 2017, in connection with a public offering, the underwriters exercised their option to purchase 11,250 additional shares of common stock from us in full at a price to the public of $100.00 per share. As a result of the exercise and closing of the option to purchase additional shares, total net proceeds from the public offering were approximately $7,900,000 after deducting underwriting discounts and commissions and related expenses. We incurred a total of $1,565,386 in issuance costs in connection with the Public Offering.

In April 2019, we issued 42,388 shares of our common stock at a price of $22.00 per share through a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional investors and accredited investors. Concurrently with the sale of the common stock, pursuant to the Purchase Agreement, we also sold common stock purchase warrants to such investors to purchase up to an aggregate of 42,388 shares of common stock. We incurred $379,816 in issuance costs from the offering and issued 4,239 warrants to the underwriters.

In August 2019, we issued 45,000 shares of our common stock at a price of $17.00 per share pursuant to the terms of an Underwriting Agreement (the “Underwriting Agreement”) to the public. We incurred $181,695 in issuance costs from the offering and issued warrants to purchase 2,250 shares of common stock to the underwriter.

In December 2019, we completed the Public Offering where we issued 857,500 shares of common stock at a public offering price of $3.00 per share resulting in net proceeds of approximately $2,117,948 after deducting underwriting discounts and commissions and other expenses. We incurred a total of $454,552 in issuance costs in connection with the Public Offering. In our November 2019 debt financing, we received a cash payment in the aggregate amount of $375,000 pursuant to a Securities Purchase Agreement that we entered into with RedDiamond Partners LLC (the “Lender”), and we issued to the Lender the Debenture in the aggregate principal amount of $480,770 (representing an original issue discount of 22%), which Debenture was secured by a security interest in all of our existing and future assets, subject to existing security interests and exceptions. We received net proceeds of approximately $326,250 after deducting certain fees due to the placement agent and certain transaction expenses. The Debenture was repaid in full out of the proceeds of our December 2019 public offering.

On February 4, 2020, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an accredited investor, pursuant to which we issued to the investor a secured note in the aggregate principal amount of $200,000 (the “Note”). The Note is one of a series of up to $400,000 of notes that may be issued by us, bears interest at a rate of nine percent (9%) per annum, is due on July 31, 2023, and is secured under a Pledge Agreement, dated February 4, 2020, entered into with the investor (the “Pledge Agreement”) by a security interest in the royalty payable to us under that certain Exclusive License Agreement, dated October 3, 2019, with CPF GP 2019-1 LLC. We have the right to prepay the Note, in whole or in part, at any time and from time to time, without premium or penalty.

We anticipate that we will continue to generate losses from operations for the foreseeable future. At December 31, 2019 and December 31, 2018, we had a cash balance and short-term investment of $1,625,671 and $1,368,395, respectively. As of December 31, 2019, our stockholders’ equity was $4,360,149, compared to $7,080,067 as of December 31, 2018. Our net loss from operations for the years ended December 31, 2019 and 2018 was $6,920,540 and $4,844,021, respectively. This increase was primarily due to an increase in operating expenses of $1,992,463 and an increase in interest expense of $178,995 related to the Securities Purchase Agreement in 2019. Net cash used in operating activities was $2,815,621 and $3,452,234 for the years ended December 31, 2019 and 2018, respectively. The decrease resulted mainly from a decrease in bad debt expense of $864,580, decrease of non-cash amortization expense of  $434,299, increase of non-cash goodwill impairment loss of $2,938,653 and interest expense of  $178,995 in 2019, increase of $333,190 in non-cash stock compensation expense, an increase of $736,668 in net loss and an increase of $509,899 in working capital in the year ended December 31, 2019 compared to year ended December 31, 2018.

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

We provide services to our customers in three separate phases: the design phase, the architectural and engineering phase and the construction phase. Each phase is independent of the other, but builds through a progression of concept through delivery of a completed structure. These phases may be embodied in a single contract or in separate contracts, which is typical of a design build process model. As of December 31, 2019, we had 10 projects totaling $17,634,261 under contract, which, if they all proceed to construction, will result in our constructing approximately 123,450 square feet of container space. Of these contracts, all ten projects combine all three phases or parts thereof and including construction. We expect that all of this revenue will be realized by September 30, 2022.

Backlog may fluctuate significantly due to the timing of orders or awards for large projects and is not necessarily indicative of future backlog levels or the rate at which backlog will be recognized as revenue. The decrease in backlog at December 31, 2019 from the prior year is primarily attributable to us moving a contract of approximately $25,000,000 out of backlog after receiving a cancellation notice from the customer and moving two contracts of approximately $70,000,000 out of backlog due to the exclusive license agreement. We had work in progress or completed contracts during the year ended 2019 for approximately $2,984,000.

.

There can be no assurance that our customers will decide to and/or be able to proceed with these construction projects, or that we will ultimately recognize revenue from these projects in a timely manner or at all.

Off-Balance Sheet Arrangements

As of December 31, 2019 and 2018, we had no material off-balance sheet arrangements to which we are a party.

In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector. These agreements are typically with consultants and certain vendors. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of December 31, 2019.

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

Revenue recognition. We apply recognition of revenue over time, which is similar to the method we applied under previous guidance (i.e., percentage of completion). We determine, at contract inception, whether we will transfer control of a promised good or service over time or at a point in time—regardless of the length of contract or other factors. The recognition of revenue aligns with the timing of when promised goods or services are transferred to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. To achieve this core principle, we apply the following five steps in accordance with our revenue policy:

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

On October 3, 2019, we entered into an Exclusive License Agreement (“ELA” ) pursuant to which we granted an exclusive license for our technology as outlined in the ELA. See Note 3 for a discussion on the ELA. Under the ELA, we will receive royalty payments based upon gross revenues earned by the licensee for commercialize products within the field of design and project management platforms for residential use, including single-family residences and multi-family residences, but excluding military housing. We determined that the ELA grants the licensee a right to access our intellectual property throughout the license period (or its remaining economic life, if shorter), and thus recognizes revenue over time as the licensee recognizes revenue and we have the right to payment of royalties.

Prior to entering into the ELA, we were subject to an agreement to construct and develop a certain property (“Original Agreement”), which now is subject to the ELA. Because of this, we are no longer obliged to perform under the Original Agreement. Upon entering the ELA, we had an outstanding accounts receivable balance of $306,143 which was forfeited and we recognized this amount as deferred contract costs. This amount was offset by $102,217, which was a reimbursement from the licensee for project costs on this project.  We incurred total deferred contract costs of $203,926.  We considered this amount an incremental cost of obtaining that ELA, because we expect to recover these costs through future royalty payments. We plan to amortize the asset over sixty months, which is the initial term of the ELA because the asset relates to the services transferred to the customer during the contract term.

On October 9, 2019, we entered into a Right of First Refusal Agreement (the “Agreement”) with CMC Development LLC (“CMC”).  See Note 3 for a discussion on the Right of First Refusal Agreement. Under the agreement, we have a right of first refusal with respect to being engaged as a designer and builder of any real estate projects for which CMC has secured the rights to develop and in which CMC has a greater than fifty percent (50%) interest in the owner or developer entity and has the right to select the builder for such real estate project (the “ROFR Rights”). In exchange for such ROFR Rights, we agreed to issue to CMC 2,500 shares of restricted stock of our common stock, of which 1,250 shares will vest and be issued on September 30, 2020 and the remaining 1,250 shares will vest and be issued on September 30, 2021, unless the Agreement is earlier terminated. In the event that the Agreement is earlier terminated, CMC will still be entitled to receive the entire amount of such restricted stock that has vested as of such earlier termination date, but in no event less than 1,250 shares of such restricted stock. The Agreement also provides for customary indemnification and confidentiality obligations between the parties. The 2,500 shares of restricted stock of our common stock has yet to be issued to CMC.

The Agreement also provides that CMC has engaged us to build and design, in the aggregate, approximately 100 residential and commercial units at 1100 Ridge Avenue, Atlanta, Georgia, which is known as the “Ridge Avenue, Atlanta Project.” The total cost of the project is $16,900,000. The project is a residential project but not subject to the ELA.

Goodwill. Goodwill represents the excess of reorganization value over the fair value of identified net assets upon emergence from bankruptcy. In accordance with the accounting guidance on goodwill, SGB performs its impairment test of goodwill at the reporting unit level each fiscal year, or more frequently if events or circumstances change that would more likely than not reduce the fair value of its reporting unit below its carrying value. Our evaluation of goodwill completed during the year ended December 31, 2019, resulted in an impairment loss of $2,938,653.

Intangible assets – Intangible assets consist of $2,766,000 of proprietary knowledge and technology which is being amortized over 20 years, $1,113,000 of customer contracts which is being amortized over 2.5 years, $28,820 of trademarks which is being amortized over 5 years and $5,300 of website fees which is being amortized over 5 years. Our evaluation of intangible assets for impairment during the year ended December 31, 2019, and determined that there were no impairment losses.

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

The following is a reconciliation of EBITDA and Adjusted EBITDA to the nearest GAAP measure, net loss:

	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018
Net loss	$(6,920,540)	$(4,844,021)
Addback interest expense	178,995	—
Addback depreciation and amortization	164,941	596,383
EBITDA (non-GAAP)	(6,576,604)	(4,247,638)

Addback goodwill impairment	2,938,653	—
Addback loss on asset disposal	52,039	—
Addback stock-based compensation expense	729,404	396,214
Adjusted EBITDA (non-GAAP)	$(2,856,508)	$(3,851,424)

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements and the notes thereto, together with the report thereon of Whitley Penn LLP dated March 30, 2020, appear beginning on page F-1 of this report.

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.       CONTROLS AND PROCEDURES.

(a) Disclosure Controls and Procedures.

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this Annual Report (the “Evaluation Date”). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on our assessment, we concluded that, as of December 31, 2019, our internal control over financial reporting was effective based on those criteria.

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

(c) Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fourth quarter of 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.      OTHER INFORMATION.

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item will be contained in the “Proposal 1 – Election of Directors,” “Information About Our Executive Officers,” “The Board and its Committees – Director Independence,” “Delinquent Section 16(a) Reports,” “Code of Ethics,” and “The Board and its Committees – Board and Committee Responsibilities – Audit Committee” sections of our definitive proxy statement for our 2020 annual meeting of stockholders (the “2020 Proxy Statement”) that we expect to file with the SEC no later than April 29, 2020 (120 days after December 31, 2019), and is incorporated herein by reference in response to this Item 10.

ITEM 11.     EXECUTIVE COMPENSATION.

The information required by this item will be contained in the “Executive Compensation” and “Director Compensation” sections of our 2020 Proxy Statement for that we expect to file with the SEC no later than April 29, 2020 (120 days after December 31, 2019), and is incorporated herein by reference in response to Item 11.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item will be contained in the “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan” sections of our 2020 Proxy Statement that we expect to file with the SEC no later than April 29, 2020 (120 days after December 31, 2019), and is incorporated herein by reference in response to Item 12.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item will be contained in the “The Board and its Committees – Certain Relationships and Related Party Transactions” and “The Board and its Committees – Director Independence” sections of our 2020 Proxy Statement that we expect to file with the SEC no later than April 29, 2020 (120 days after December 31, 2019), and is incorporated herein by reference in response to Item 13.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item will be contained in the “Proposal 2 – Ratification of Appointment of Independent Registered Public Accounting Firm” and “The Board and its Committees – Board and Committee Responsibilities – Audit Committee” sections of  our 2020 Proxy Statement that we expect to file with the SEC no later than April 29, 2020 (120 days after December 31, 2019), and is incorporated herein by reference in response to Item 14.

PART IV

ITEM 15.      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1)     INDEX TO 2019 CONSOLIDATED FINANCIAL STATEMENTS:

Our financial statements and the notes thereto, together with the report thereon of Whitley Penn LLP dated March 30, 2020, appear beginning on page F-1 of this Annual Report. See Table of Contents of the Consolidated Financial Statements included in this Annual Report.

(a)(2)     FINANCIAL STATEMENT SCHEDULES

All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(a)(3)     EXHIBITS

The information required by this Item is listed in the accompanying Exhibit Index below.

ITEM 16.   FORM 10-K SUMMARY.

      Not applicable.

Exhibit Index

Exhibit No.	Description
1.1	Form of Underwriting Agreement (incorporated herein by reference to Exhibit 1.1 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on December 13, 2019 (File No. 001-38037).
2.1	Order Confirming Debtors’ Amended Plan of Reorganization Under Chapter 11 of the Bankruptcy Code (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on July 7, 2016 (File No. 001-38037).
2.2	Disclosure Statement for Amended Plan of Reorganization for SG Blocks, Inc., et al. under Chapter 11 of the Bankruptcy Code (incorporated herein by reference to Exhibit 2.2 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on July 7, 2016 (File No. 001-38037)).
2.3	Order of the Bankruptcy Court for the Southern District of New York Approving the Disclosure Statement and Setting Plan of Reorganization Confirmation Deadlines (incorporated herein by reference to Exhibit 2.3 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on July 7, 2016 (File No. 001-38037)).
3.1	Amended and Restated Certificate of Incorporation of SG Blocks, Inc. (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on July 7, 2016 (File No. 001-38037)).
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of SG Blocks, Inc. (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on February 28, 2017 (File No. 001-38037)).
3.3	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on July 7, 2016 (File No. 001-38037)).
3.4	Certificate of Amendment to Certificate of Designation, dated May 11, 2017 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on May 12, 2017 (File No. 001-38037)).
3.5	Certificate of Elimination of Series A Convertible Preferred Stock, dated December 13, 2018 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on December 17, 2018 (File No. 001-38037)).
3.6	Certificate of Amendment to the Amended and Restated Certificate of Incorporation dated June 5, 2019 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on June 5, 2019 (File No. 001-38037)).
3.7	Form of Certificate of Designation of the Series B Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.7 to the Registration Statement on Form S-1/A (File No. 333-235295) as filed by SG Blocks, Inc. with the Securities and Exchange Commission on December 9, 2019).
3.8	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, as amended, of SG Blocks, Inc. (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on February 5, 2020 (File No. 001-38037)).
4.1	Debtor in Possession Credit Agreement, dated as of October 15, 2015, by and among SG Blocks, Inc., as Borrower, SG Building Blocks, Inc. and Endaxi Infrastructure Group, Inc., as Guarantors, Hillair Capital Investments L.P., as Lender, and Hillair Capital Management LLC, as Collateral Agent (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on July 7, 2016 (File No. 001-38037)).
4.2	Senior Security Agreement, dated as of October 15, 2015, by and among SG Blocks, Inc., SG Building Blocks, Inc., and Endaxi Infrastructure Group, Inc., as Grantors, and Hillair Capital Management LLC, as Grantee (incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on July 7, 2016 (File No. 001-38037)).
4.3	Original Issue Discount Senior Secured Convertible Debenture due June 30, 2018, dated as of June 30, 2016, by and between Hillair Capital Investments, L.P. and SG Blocks, Inc. (incorporated herein by reference to Exhibit 4.3 to the Current Report on Form 8-K/A as filed by SG Blocks, Inc. with the Securities and Exchange Commission on August 8, 2016 (File No. 001-38037)).
4.4	Original Issue Discount Senior Secured Convertible Debenture due June 30, 2018, dated as of November 17, 2016, by and between Hillair Capital Investments, L.P. and SG Blocks, Inc. (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on November 22, 2016 (File No. 001-38037)).
4.5	Form of Warrant to Purchase Common Stock (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on July 14, 2017 (File No. 001-38037)).

4.6	Form of Indenture (incorporated herein by reference to Exhibit 4.2 to the Registration Statement on Form S-3 (File No. 333-228882) as filed by SG Blocks, Inc. with the Securities and Exchange Commission on December 18, 2018).
4.7	Form of Common Stock Purchase Warrant (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on May 1, 2019 (File No. 001-38037)).
4.8	Form of Series A Common Stock Purchase Warrant (incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on May 1, 2019 (File No. 001-38037)).
4.9	Form of Representative’s Warrant Agreement (incorporated herein by reference to Exhibit 4.1 of the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on July 31, 2019 (File No. 001-38037)).
4.10	Senior Secured Convertible Debenture, in the principal amount of $480,770, dated November 12, 2019 (incorporated herein by reference to Exhibit 4.1 of the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on November 13, 2019 (File No. 001-38037)).
4.11	Form of Placement Agent Warrant (incorporated herein by reference to Exhibit 4.2 of the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on November 13, 2019 (File No. 001-38037)).
4.12	Form of 9% Secured Note (incorporated herein by reference to Exhibit 4.1 of the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on February 6, 2020 (File No. 001-38037)
4.13	Description of Capital Stock*
10.1	Form of Director Indemnification Agreement (incorporated herein by reference to Exhibit 10.1 to the Registration Statement on Form S-1 (File No. 333-215922) as filed by SG Blocks, Inc. with the Securities and Exchange Commission on February 6, 2017).
10.2##	Executive Employment Agreement, effective as of January 1, 2017, between Paul M. Galvin and SG Blocks, Inc. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on March 14, 2017 (File No. 001-38037)).
10.3##	Executive Employment Agreement, effective as of January 1, 2017, between Mahesh S. Shetty and SG Blocks, Inc. (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on March 14, 2017 (File No. 001-38037)).
10.4##	Executive Employment Agreement, effective as of January 1, 2017, between Stevan Armstrong and SG Blocks, Inc. (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on March 14, 2017 (File No. 001-38037)).
10.5	Collaboration and Supply Agreement, dated July 23, 2007, by and between SG Building, Inc. (fka SGBlocks, LLC) and ConGlobal Industries, Inc. (incorporated herein by reference to Exhibit 10.7 to the Current Report on Form 8-K/A as filed by SG Blocks, Inc. with the Securities and Exchange Commission on January 13, 2012 (File No. 001-38037)).
10.6	Amendment to collaboration and Supply Agreement, dated May 14, 2014, between SG Blocks, Inc. (fka SG Blocks LLC) and ConGlobal Industries, LLC (fka ConGlobal Industries, Inc.) (incorportated herein by reference to Exhibit 10.6 to the Registration Statement on Form S-10/A (File No. 333-215922) as filed by SG Blocks, Inc. with the Securities and Exchange Commission on March 15, 2017).

32

10.7

Securities Purchase Agreement, dated as of June 30, 2016, by and between SG Blocks, Inc. and Hillair Capital Investments L.P. (incorporated herein by reference to Exhibit 4.4 to the Current Report on Form 8-K/A as filed by SG Blocks, Inc. with the Securities and Exchange Commission on August 8, 2016 (File No. 001-38037)).

10.8

Subsidiary Guarantee, dated as of June 30, 2016, by SG Building Blocks, Inc. (incorporated herein by reference to Exhibit 4.5 to the Current Report on Form 8-K/A as filed by SG Blocks, Inc. with the Securities and Exchange Commission on August 8, 2016 (File No. 001-38037)).

10.9

Security Agreement, dated as of June 30, 2016, by and between SG Blocks Inc., SG Building Blocks, Inc. and Hillair Capital Investments L.P. (incorporated herein by reference to Exhibit 4.6 to the Current Report on Form 8-K/A as filed by SG Blocks, Inc. with the Securities and Exchange Commission on August 8, 2016 (File No. 001-38037)).

10.10

Securities Purchase Agreement, dated as of November 17, 2016, by and between SG Blocks, Inc. and Hillair Capital Investments L.P. (incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on November 22, 2016 (File No. 001-38037)).

10.11

SG Blocks, Inc. Stock Incentive Plan (incorporated herein by reference to Exhibit 10.10 to the Registration Statement on Form S-1 (File No. 333-215922) as filed by SG Blocks, Inc. with the Securities and Exchange Commission on February 6, 2017).

10.12

Amendment No. 1 to the SG Blocks, Inc. Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on June 5, 2018 (File No. 001-38037)).

10.13

Form of SG Blocks, Inc. Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on November 1, 2016 (File No. 001-38037)).

10.14

Form of SG Blocks, Inc. Nonqualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on November 1, 2016 (File No. 001-38037)).

10.15

Form of SG Blocks, Inc. Restricted Share Unit Agreement (Non-Employee Directors) (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on July 30, 2018 (File No. 001-38037)).

10.16

Securities Purchase Agreement, dated April 25, 2019, between SG Blocks, Inc. and the purchasers thereto (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on April 26, 2019 (File No. 001-38037)).

10.17##

Form of Restricted Share Unit Agreement (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q as filed by SG Blocks, Inc. with the Securities and Exchange Commission on August 14, 2019 (File No. 001-38037)).

10.18##

Form of Restricted Share Unit Agreement (Special Bonus) (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q as filed by SG Blocks, Inc. with the Securities and Exchange Commission on August 14, 2019 (File No. 001-38037)).

10.19

Exclusive License Agreement, entered into as of October 3, 2019 by and between SG Blocks, Inc. and CPF MF 2019-1 LLC (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on October 9, 2019 (File No. 001-38037))

10.20

Loan Agreement and Promissory Note, dated effective October 3, 2019, between SG Blocks, Inc., as lender, and CPF GP 2019-1 LLC, as borrower (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on October 9, 2019 (File No. 001-38037))

10.21

Right of First Refusal Agreement, entered into as of October 9, 2019 by and between SG Blocks, Inc. and CMC Development LLC (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on October 15, 2019 (File No. 001-38037))

10.22

Amendment to Loan Agreement and Promissory Note between SG Blocks, Inc. and CPF GP 2019-LLC (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on October 15, 2019 (File No. 001-38037))

10.23

Second Amendment to Loan Agreement and Promissory Note dated November 7, 2019 between CPF GP 2019-1 LLC and SG Blocks, Inc (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on November 13, 2019 (File No. 001-38037)).

10.24

Securities Purchase Agreement, by and between SG Blocks, Inc. and RedDiamond Partners LLC, dated November 12, 2019 (incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on November 13, 2019 (File No. 001-38037)).

10.25

Security Agreement, by and between SG Blocks, Inc. and RedDiamond Partners LLC, dated November 12, 2019 (incorporated herein by reference to Exhibit 10.3 of the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on November 13, 2019 (File No. 001-38037)).

10.26

Placement Agency Agreement, by and between SG Blocks, Inc. and ThinkEquity, a division of Fordham Financial Management, Inc., dated November 12, 2019 (incorporated herein by reference to Exhibit 10.4 of the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on November 13, 2019 (File No. 001-38037)).

10.27

Amendment No. 1 to Exclusive License Agreement, entered into as of October 3, 2019 by and between SG Blocks, Inc. and CPF MF 2019-1 LLC (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q as filed by SG Blocks, Inc. with the Securities and Exchange Commission on November 14, 2019 (File No. 001-38037))

10.28

Waiver of Warrant (incorporated herein by reference to Exhibit 10.4 of the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on December 13, 2019 (File No. 001-38037)).

10.29

Promissory Note, dated January 21, 2020, issued by CPF GP 2019-1 LLC to SG Blocks, Inc. (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on January 23, 2020 (File No. 001-38037)

10.30

Promissory Note, dated January 21, 2020, issued by CPF GP 2019 -1 LLC to Paul Galvin (incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on January 23, 2020 (File No. 001-38037)

10.31

Security Agreement, by and among CPF GP 2019-1 LLC, SG Blocks, Inc. and Paul Galvin, dated January 21, 2020 (incorporated herein by reference to Exhibit 10.3 of the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on January 23, 2020 (File No. 001-38037)

10.32

Form of Securities Purchase Agreement (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on February 6, 2020 (File No. 001-38037)

10.33

Form of Pledge Agreement (incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on February 6, 2020 (File No. 001-38037)

21.1	List of Subsidiaries*
23.1	Consent of Whitley Penn LLP, Independent Registered Public Accounting Firm*
24.1	Power of Attorney (included on signature page).
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS+	XBRL Instance Document - the instance document does not appear in the Interactive Data File as the XBRL tags are embedded within the Inline XBRL document.
101.SCH+	XBRL Taxonomy Extension Schema Document.
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB+	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

##	Management contract or compensatory plan or arrangement required to be identified pursuant to Item 15(a)(3) of this report.

33

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SG BLOCKS, INC.

By:	/s/ Paul M. Galvin	Date: March 30, 2020
Paul M. Galvin
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

POWER OF ATTORNEY

Each person whose signature appears below hereby constitutes and appoints Paul M. Galvin and Gerald A. Sheeran, and each of them, his attorneys-in-fact, each with the power of substitution, for him and in his name, place and stead, in any and all capacities, to sign this Annual Report on Form 10-K and any and all amendments to this report on Form 10-K, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and all intents and purposes as he might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact and agents or any of them or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Paul M. Galvin	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 30, 2020
Paul M. Galvin

/s/ Gerald A. Sheeran	Acting Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 30, 2020
Gerald A. Sheeran

/s/ Yaniv Blumenfeld	Director	March 30, 2020
Yaniv Blumenfeld

/s/ Christopher Melton	Director	March 30, 2020
Christopher Melton

/s/ James C. Potts	Director	March 30, 2020
James C. Potts

	Director	March 30, 2020
Mahesh S. Shetty

34

SG BLOCKS, INC.

AND SUBSIDIARIES

Consolidated Financial Statements

December 31, 2019 and 2018

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

SG Blocks, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SG Blocks, Inc. and subsidiaries (the “Company”), as of December 31, 2019 and 2018, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company, as of December 31, 2019 and 2018, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Dallas, Texas

March 30, 2020

SG BLOCKS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31,	2019	2018

Assets
Current assets:
Cash and cash equivalents	$1,625,671	$1,368,395
Accounts receivable, net	1,101,185	1,746,326
Contract assets	106,015	260,325
Prepaid expenses and other current assets	73,938	986,687
Total current assets	2,906,809	4,361,733

Property, plant and equipment, net	11,747	71,337
Goodwill	1,223,520	4,162,173
Intangible assets, net	2,298,805	2,443,929
Deferred contract costs, net	193,730	—
Total Assets	$6,634,611	$11,039,172

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$2,105,505	$2,624,218
Contract liabilities	168,957	1,334,887
Total current liabilities	2,274,462	3,959,105

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $1.00 par value, 5,405,010 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 25,000,000 shares authorized; 1,157,890 issued and outstanding as of December 31, 2019 and 213,002 issued and outstanding as of December 31, 2018.	11,579	2,130
Additional paid-in capital	21,932,387	17,741,214
Accumulated deficit	(17,583,817)	(10,663,277)
Total stockholders’ equity	4,360,149	7,080,067
Total Liabilities and Stockholders’ Equity	$6,634,611	$11,039,172

The accompanying notes are an integral part of these consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	For the Year Ended December 31,	For the Year Ended December 31,
	2019	2018

Revenue:
Block sales	$—	$57,522
Construction services	2,808,981	7,306,654
Engineering services	175,854	826,536
Total	2,984,835	8,190,712

Cost of revenue:
Blocks sales	—	44,112
Construction services	2,238,535	6,985,439
Engineering services	68,953	618,428
Total	2,307,488	7,647,979

Gross profit	677,347	542,733

Operating expenses:
Payroll and related expenses	2,392,587	2,166,212
General and administrative expenses	1,788,276	2,760,655
Marketing and business development expense	240,557	387,400
Pre-project expenses	21,286	74,629
Goodwill impairment	2,938,653	—
Total	7,381,359	5,388,896

Operating loss	(6,704,012)	(4,846,163)

Other income (expense):
Interest expense	(178,995)	—
Interest income	—	4
Other income	14,506	5,764
Loss on asset disposal	(52,039)	—
Loss from equity affiliates	—	(3,626)
Total	(216,528)	2,142

Loss before income taxes	(6,920,540)	(4,844,021)
Income tax expense	—	—

Net loss	$(6,920,540)	$(4,844,021)

Net loss per share - basic and diluted:
Basic and diluted	$(22.85)	$(22.74)

Weighted average shares outstanding:
Basic and diluted	302,844	213,002

The accompanying notes are an integral part of these consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

For the Year Ended December 31, 2019 2018, and 2017

	$0.01 Par Value Common Stock		Preferred	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Stock	Capital	Deficit	Equity

Balance at December 31, 2016	8,195	$82	$1,801,670	$4,938,119	$(1,306,576)	$5,433,295
Stock-based compensation	—	—	—	701,402	—	701,402
Exercise of stock options	140	1	—	8,407	—	8,408
Conversion preferred to common	90,084	901	(1,801,670)	1,800,769	—	—
Issuance of common stock, net of issuance costs	86,250	863	—	7,058,752	—	7,059,615
Issuance of common stock of services	2,500	25	—	254,475	—	254,500
Conversion of convertible debentures	25,833	258	—	2,583,076	—	2,583,334
Net loss	—	—	—	—	(4,512,680)	(4,512,680)
Balance at December 31, 2017	213,002	$2,130	$—	$17,345,000	$(5,819,256)	$11,527,874

Balance at December 31, 2017	213,002	$2,130	$—	$17,345,000	$(5,819,256)	$11,527,874
Stock-based compensation	—	—	—	396,214	—	396,214
Net loss	—	—	—	—	(4,844,021)	(4,844,021)
Balance at December 31, 2018	213,002	$2,130	$—	$17,741,214	$(10,663,277)	$7,080,067

Balance at December 31, 2018	213,002	$2,130	$—	$17,741,214	$(10,663,277)	$7,080,067
Stock-based compensation	—	—	—	946,660	—	946,660
Issuance of common stock, net of issuance costs	944,888	9,449	—	3,244,513	—	3,253,962
Net loss	—	—	—	—	(6,920,540)	(6,920,540)
Balance at December 31, 2019	1,157,890	$11,579	$—	$21,932,387	$(17,583,817)	$4,360,149

The accompanying notes are an integral part of these consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018

Cash flows from operating activities:
Net loss	$(6,920,540)	$(4,844,021)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of goodwill	2,938,653	—
Depreciation expense	9,621	6,764
Amortization of intangible assets	145,124	589,619
Amortization of deferred license costs	10,196	—
Accretion of debt discount	105,770	—
Amortization of debt issuance costs	73,225	—
Bad debt expense and recoveries	(54,000)	810,580
Interest income on short-term investment	—	(4)
Stock-based compensation	729,404	396,214
Loss on asset disposal	52,039	—
Loss on equity affiliates	—	3,626
Changes in operating assets and liabilities:
Accounts receivable	699,141	448,969
Contract assets	154,310	(199,150)
Prepaid expenses and other current assets	912,749	(802,797)
Accounts payable and accrued expenses	(301,457)	476,127
Contract liabilities	(1,165,930)	(338,161)
Deferred long-term asset charge	(203,926)	—
Net cash used in operating activities	(2,815,621)	(3,452,234)

Cash flows provided by investing activities:
Proceeds from short-term investment	—	30,037
Purchase of property, plant and equipment	(2,070)	(71,306)
Purchase of intangible asset	—	(5,300)
Investment in and advances to equity affiliates	—	(3,626)
Net cash used in investing activities	(2,070)	(50,195)

Cash flows from financing activities:
Proceeds from public stock offering and other private placements, net of issuance costs	3,253,962	—
Proceeds from short-term note payable	375,000	—
Payments on short-term note payable	(480,770)	—
Payments on debt issuance costs	(73,225)	—
Net cash provided by financing activities	3,074,967	—

Net increase (decrease) in cash and cash equivalents	257,276	(3,502,429)

Cash and cash equivalents - beginning of period	1,368,395	4,870,824

Cash and cash equivalents - end of period	$1,625,671	$1,368,395

Supplemental disclosure of cash flow information:
Cash paid during the period for Interest	$105,770	$—

Supplemental disclosure of non-cash operating activities:
Non-cash conversion of accrued salary to restricted stock units	$217,256	$—

The accompanying notes are an integral part of these consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2019 and 2018

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

The building products developed with our proprietary technology and design and engineering expertise are generally stronger, more durable, environmentally sensitive, and erected in less time than traditional construction methods. The use of the SGBlocks building structure typically provides between four to six points towards the Leadership in Energy and Environmental Design (“LEED”) certification levels, including reduced site disturbance, resource reuse, recycled content, innovation in design and use of local and regional materials. Due to the ability of SGBlocks to satisfy such requirements, we believe the products produced utilizing our technology and expertise is a leader in environmentally sustainable construction.

There are three core product offerings that utilize our technology and engineering expertise. The first product offering involves GreenSteel™ modules, which are the structural core and shell of an SGBlocks building. We procure the containers, engineer required openings with structural steel enforcements, paint the SGBlocks and then delivers them on-site, where the customer or a customer’s general contractor will complete the entire finish out and installation. The second product offering involves replicating the process to create the GreenSteel product and, in addition, installing selected materials, finishes and systems (including, but not limited to floors, windows, doors, interior painting, electrical wiring and fixtures, plumbing outlets and bathrooms, roofing system) and delivering SGBlocks pre-fabricated containers to the site for a third party licensed general contractor to complete the final finish out and installation. Finally, the third product offering is the completely fabricated and finished SGBlocks building (including but not limited to floors, windows, doors, interior painting, electrical wiring and fixtures, plumbing outlets and bathrooms, roofing systems), including erecting the final unit on site and completing any other final steps. The building is ready for occupancy and/or use as soon as installation is completed. Construction administration and/or project management services are typically included in our product offerings.

The Company also provides engineering and project management services related to the use and modification of Modules in construction.

The Company is now focusing on entering into licensing agreements across the Company’s construction opportunity verticals and will be able to further its sales and marketing efforts on qualified lead generation for its licensees.

Reverse Stock Split

On February 28, 2017, the Company effected a 1-for-3 reverse stock split of its New Common Stock and preferred stock, which has since been converted into common stock. On February 5, 2020, the Company effected a 1-for-20 reverse stock split of its then-outstanding common stock, which has since been converted. All share and per share amounts set forth in the consolidated financial statements of the Company have been retroactively restated to reflect the 1-for-20 reverse stock split as if it had occurred as of the earliest period presented and unless otherwise stated, all other share and per share amounts for all periods presented in this Annual Report have been adjusted to reflect the reverse stock split effected in February 2020.

As of December 31, 2019, the Company had 1,157,890 shares of common stock issued and outstanding.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2019 and 2018

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

As of December 31, 2019, the Company had cash and cash equivalents of $1,625,671 and a backlog of $17.6 million. See note 10 for a discussion of construction backlog. Based on our conversations with key customers, the Company anticipates its backlog to convert to revenue over the following period:

2019
Within 1 year	$1,535,611
1 to 2 years	8,384,900
Thereafter	7,713,750
Total Backlog	$17,634,261

The Company completed an equity offering in April 2019 and in August 2019, which resulted in net proceeds of approximately $1,136,014. See Note 11 for a discussion of these offerings. The Company completed a Securities Purchase Agreement in November 2019, which resulted in net proceeds of approximately $326,000. See Note 7 for a discussion on this securities purchase agreement.  The Company completed a public offering in December 2019, which resulted in net proceeds of approximately $2,117,948. See Note 11 for a discussion on this public offering. The Company believes that it has adequate cash balances to meet obligations coming due in the next twelve months and further intends to meet its capital needs by containing costs, entering into strategic alliances, as well as exploring other options, including the possibility of raising additional debt or equity capital as necessary. There is, however, no assurance the Company will be successful in meeting its capital requirements prior to becoming cash flow positive.  We do not have any additional sources secured for future funding, and if we are unable to raise the necessary capital at the times we require such funding, we may need to materially change our business plan, including delaying implementation of aspects of such business plan or curtailing or abandoning such business plan altogether.
F-7

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2019 and 2018

3.	Summary of Significant Accounting Policies

Basis of presentation and principals of consolidation – The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the applicable rules and regulations of the United States Securities and Exchange Commission (“SEC”) and include the accounts of the Company and its wholly owned subsidiaries, SG Building Blocks, Inc., SG Residential, Inc., and SG Blocks Puerto Rico, Inc. All intercompany balances and transactions are eliminated. Certain prior period amounts have been reclassified to conform to the current period’s presentation.

Recently adopted accounting pronouncements - New accounting pronouncements implemented by the Company are discussed below or in the related notes, where appropriate.

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). The update’s principal objective is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet. ASU 2016-02 continues to retain a distinction between finance and operating leases but requires lessees to recognize a right-of-use asset representing their right to use the underlying asset for the lease term and a corresponding lease liability on the balance sheet for all leases with terms greater than twelve months. The update is effective for fiscal years beginning after December 15, 2018. In July 2018, the FASB issued ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements” (“ASU 2018-11”), which provides entities with an additional transition method. Under ASU 2018-11, entities have the option of recognizing the cumulative effect of applying the new standard as an adjustment to beginning retained earnings in the year of adoption while continuing to present all prior periods under previous lease accounting guidance. In July 2018, the FASB also issued ASU No. 2018-10, “Codification Improvements to Topic 842, Leases” (“ASU 2018-10”), which clarifies how to apply certain aspects of ASU 2016-02. The Company adopted ASU 2016-02, ASU 2018-10 and ASU 2018-11 beginning January 1, 2019. The Company had no operating or finance lease agreements as of December 31, 2019.  The adoption of ASU 2016-02 did not have a material impact on the Company's financial statements and disclosures.

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

In January 2017, the FASB issued ASU No. 2017-04, “Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”), to simplify the test for goodwill impairment by removing Step 2. An entity will, therefore, perform the goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognizing an impairment charge for the amount by which the carrying amount exceeds the fair value, not to exceed the total amount of goodwill allocated to the reporting unit. An entity still has the option to perform a qualitative assessment to determine if the quantitative impairment test is necessary. The Company adopted ASU 2017-04 effective December 1, 2019. Based on current evaluation, the Company does not expect that ASU No. 2017-04 will have a material impact on the Company’s financial statements.

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

For the Years Ended December 31, 2019 and 2018

3.	Summary of Significant Accounting Policies (continued)

Accounting estimates – The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Significant areas that require the Company to make estimates include revenue recognition, stock-based compensation, warrant liabilities and allowance for doubtful accounts. Actual results could differ from those estimates.

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

Revenue recognition – The Company applies recognition of revenue over time, which is similar to the method the Company applied under previous guidance (i.e., percentage of completion). The Company determines, at contract inception, whether it will transfer control of a promised good or service over time or at a point in time, regardless of the length of contract or other factors. The recognition of revenue aligns with the timing of when promised goods or services are transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. To achieve this core principle, the Company applies the following five steps in accordance with its revenue policy:

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

On October 3, 2019, the Company entered into an Exclusive License Agreement (“ELA” ) pursuant to which it granted an exclusive license for its technology as outlined in the ELA. The ELA is described below. Under the ELA, the Company will receive royalty payments based upon gross revenues earned by the licensee for commercialize products within the field of design and project management platforms for residential use, including single-family residences and multi-family residences, but excluding military housing. The Company has determined that the ELA grants the licensee a right to access the Company’s intellectual property throughout the license period (or its remaining economic life, if shorter), and thus recognizes revenue over time as the licensee recognizes revenue and the Company has the right to payment of royalties. No revenue has been recognized under the ELA for the year ended December 31, 2019.

CMC Right of First Refusal Agreement – On October 9, 2019, the Company entered into a Right of First Refusal Agreement (the “Agreement”) with CMC Development LLC (“CMC”), which has a term of two (2) years. Under the Agreement, the Company has a right of first refusal with respect to being engaged as a designer and builder of any real estate projects for which CMC has secured the rights to develop and in which CMC has a greater than fifty percent (50%) interest in the owner or developer entity and has the right to select the builder for such real estate project (the “ROFR Rights”). In exchange for such ROFR Rights, the Company agreed to issue to CMC 2,500 shares of restricted stock of the Company’s common stock, of which 1,250 shares will vest and be issued on September 30, 2020 and the remaining 1,250 shares will vest and be issued on September 30, 2021, unless the Agreement is earlier terminated. In the event that the Agreement is earlier terminated, CMC will still be entitled to receive the entire amount of such restricted stock that has vested as of such earlier termination date, but in no event less than 1,250 shares of such restricted stock. The Agreement also provides for customary indemnification and confidentiality obligations between the parties. The 2,500 shares of restricted stock of the Company's common stock has yet to be issued to CMC.

The Agreement also provides that CMC has engaged the Company to build and design, in the aggregate, approximately 100 residential and commercial units at 1100 Ridge Avenue, Atlanta, Georgia, which is known as the “Ridge Avenue, Atlanta Project.” The total cost of the project is $16,900,000. The project is a residential project but not subject to the Company’s Exclusive License Agreement, dated October 3, 2019.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2019 and 2018

3.	Summary of Significant Accounting Policies (continued)

Disaggregation of Revenues

The Company’s revenues are principally derived from construction and engineering contracts related to Modules. Our contracts are with customers in various industries.

The following tables provide further disaggregation of the Company’s revenues by categories:

	Twelve Months Ended December 31,
Revenue by Customer Type	2019		2018
Multi-Family	$94,178	3%	$344,968	4%
Office	1,468,734	49%	2,221,431	27%
Retail	1,413,669	48%	2,332,654	29%
School	—	—	2,697,451	33%
Special Use	6,812	—	559,755	7%
Other	1,442	—	34,453	—
Total revenue by customer type	$2,984,835	100%	$8,190,712	100%

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

Contract assets include unbilled amounts from long-term construction services when revenue recognized under the cost-to-cost measure of progress exceeds the amounts invoiced to customers, as the amounts cannot be billed under the terms of our contracts. Such amounts are recoverable from customers based upon various measures of performance, including achievement of certain milestones, completion of specified units or completion of a contract. Contract assets are generally classified as current within the consolidated balance sheets.

Contract liabilities from construction and engineering contracts occur when amounts invoiced to customers exceed revenues recognized under the cost-to-cost measure of progress. Contract liabilities additionally include advanced payments from customers on certain contracts. Contract liabilities decrease as the Company recognizes revenue from the satisfaction of the related performance obligation. Contract liabilities are generally classified as current within the consolidated balance sheet.

Although the Company believes it has established adequate procedures for estimating costs to complete on open contracts, it is at least reasonably possible that additional significant costs could occur on contracts prior to completion. The Company periodically evaluates and revises its estimates and makes adjustments when they are considered necessary.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2019 and 2018

3.	Summary of Significant Accounting Policies (continued)

Deferred Contract Costs - Prior to entering into the ELA, the Company was subject to an agreement to construct and develop a certain property (“Original Agreement”), which now is subject to the ELA. Because of this, the Company is no longer obliged to its Original Agreement. Upon entering the ELA, the Company had an outstanding accounts receivable balance of $306,143 which was forfeited and recognized this amount as deferred contract costs. This amount was offset by $102,217, which was reimbursement from the licensee for project costs on this project.  The Company incurred a total deferred contract costs of $203,926.  The Company considered this amount an incremental cost of obtaining that ELA, because the Company expects to recover those costs through future royalty payments. The Company plans to amortize the asset over sixty months, which is the initial term of the ELA because the asset relates to the services transferred to the customer during the contract term. As of December 31, 2019, accumulated amortization related to deferred contract costs amounted to $10,196. During the year ended December 31, 2019, amortization expense relating to the deferred contract costs amounted to $10,196 and is included in general and administrative expenses on the accompanying consolidated statement of operations.

Exclusive License Agreement – On October 3, 2019, as amended on October 17, 2019, the Company entered into the ELA with CPF GP 2019-1 LLC (the “Licensee”), pursuant to which the Company granted the Licensee an exclusive license (the “License”) solely within the United States and its legal territories to the Company’s technology, intellectual property, any improvements thereto, and any related permits, in order to develop and commercialize products within the field of design and project management platforms for residential use, including single-family residences and multi-family residences, but excluding military housing. The License Agreement has an initial term of five (5) years and will automatically renew for subsequent five (5) year periods. The License Agreement provides for customary terminating provisions, including the right by the Company to terminate if the Licensee fails to make minimum royalty payments (as described below).

In consideration for the License, during the initial term, the Licensee agreed to pay the Company a royalty of (x) five percent (5%) on the first $20,000,000 of gross revenues derived from the Licensee’s commercialization of the License (net of customary discounts, sales taxes, delivery charges, and amounts for returns) (the “Gross Revenues”), (y) four and one-half percent (4.5%) on the next $30,000,000 of Gross Revenues, and (z) five percent (5%) on all Gross Revenues thereafter (collectively, the “Royalty”), subject to the following minimum royalty payments determined on a cumulative basis during the initial term: $500,000 in year 1, $750,000 in year 2, $1,500,000 in year 3, $2,000,000 in year 4, and $2,500,000 in year 5. If the License Agreement is extended beyond the initial term, then the parties will negotiate in good faith the royalty rate and the minimum royalty payments for the renewal term(s). In addition, to the extent the Licensee sublicenses any aspect of the License to a sub-licensee, the Licensee will pay to the Company fifty percent (50%) of all payments received by the Licensee from such sublicensee. The Company may also provide the Licensee with professional services with respect to the License, and the Licensee will reimburse the Company for employees’ time, materials, and expenses incurred in providing such professional services. The Licensee also separately agreed to reimburse the Company for any third-party expenses incurred by the Company in developing the Company’s remaining and future residential projects.

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

For the Years Ended December 31, 2019 and 2018

3.	Summary of Significant Accounting Policies (continued)

Cash and cash equivalents – The Company considers cash and cash equivalents to include all short-term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less upon acquisition. Cash and cash equivalents totaled $1,625,671 and $1,368,395 for the years ended December 31, 2019 and 2018, respectively.

Short-term investment – The Company classifies its investment consisting of a certificate of deposit with a maturity greater than three months but less than one year as short-term investment.  The Company had no short-term investment as of December 31, 2019 and 2018, respectively.

Accounts receivable and allowance for doubtful accounts – Accounts receivable are receivables generated from sales to customers and progress billings on performance type contracts. Amounts included in accounts receivable are deemed to be collectible within the Company’s operating cycle. The Company recognizes account receivable at invoiced amounts.

The allowance for doubtful accounts reflects the Company's best estimate of probable losses inherent in the accounts receivable balances. Management provides an allowance for doubtful accounts based on the Company’s historical losses, specific customer circumstances, and general economic conditions. Periodically, management reviews accounts receivable and adjusts the allowance based on current circumstances and charges off uncollectible receivables when all attempts to collect have been exhausted and the prospects for recovery are remote. Recoveries are recognized when they are received. Actual collection losses may differ from our estimates and could be material to our consolidated financial position, results of operations, and cash flows.

Inventory – Raw construction materials (primarily shipping containers) are valued at the lower of cost (first-in, first-out method) or net realizable value. Finished goods and work-in-process inventories are valued at the lower of cost or net realizable value, using the specific identification method. There was no inventory as of December 31, 2019 or 2018.

Goodwill – The Company performs its impairment test of goodwill at the reporting unit level each fiscal year, or more frequently if events or circumstances change that would more likely than not reduce the fair value of its reporting unit below its carrying values. The Company performs a goodwill impairment test by comparing the fair value of the reporting unit with its carrying value and recognizes an impairment charge for the amount by which the carrying value exceeds the fair value, not to exceed the total amount of goodwill. The amount by which the carrying value of the goodwill exceeds its implied fair value, if any, is recognized as an impairment loss. The Company’s evaluation of goodwill completed during the year ended December 31, 2019 resulted in impairment loss of $2,938,653 which represents the total goodwill impairment loss to date.  The impairment loss was due to a deterioration in the Company's estimated future cash flows.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2019 and 2018

3.	Summary of Significant Accounting Policies (continued)

Intangible assets – Intangible assets consist of $2,766,000 of proprietary knowledge and technology, which is being amortized over 20 years and $1,113,000 of customer contracts, which is being amortized over 2.5 years. In addition, included in intangible assets is $28,820 of trademarks and $5,300 of website costs that are being amortized over 5 years. The Company evaluated intangible assets for impairment during the year ended December 31, 2019, and determined that there are no impairment losses. The accumulated amortization and amortization expense as of and for the year ended December 31, 2019 was $1,614,315 and $145,124, respectively. The accumulated amortization and amortization expense as of and for the year ended December 31, 2018 was $1,469,191 and $589,619 respectively. The estimated amortization expense for the successive five years is as follows:

For the year ending December 31,:
2020	$145,124
2021	145,124
2022	140,800
2023	139,007
2024	138,300
Thereafter	1,590,450
$2,298,805

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

For the Years Ended December 31, 2019 and 2018

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

The Company presented conversion option liabilities at fair value on its consolidated balance sheets, with the corresponding changes in fair value recorded in the Company’s consolidated statements of operations for the applicable reporting periods. The Company had no conversion open liabilities as of December 31, 2019.

Transfer into and transfers out of the hierarchy levels are recognized as if they had taken place at the end of the reporting period.

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

For the Years Ended December 31, 2019 and 2018

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

With respect to receivables, concentrations of credit risk are limited to a few customers in the construction industry. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers other than normal lien rights. At December 31, 2019 and 2018, 92% and 76%, respectively, of the Company’s gross accounts receivable were due from one and two customers.

Revenue relating to two and three customers represented approximately 78% and 66% of the Company’s total revenue for the years ended December 31, 2019 and 2018, respectively.

Cost of revenue relating to three and two vendors represented approximately 74% and 55% of the Company’s total cost of revenue for the years ended December 31, 2019 and 2018, respectively. The Company believes it has access to alternative suppliers, with limited disruption to the business, should circumstances change with its existing suppliers.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2019 and 2018

4.	Accounts Receivable

At December 31, 2019 and 2018, the Company’s accounts receivable consisted of the following:

	2019	2018
Billed:
Block sales	$—	$14,723
Construction services	1,321,575	1,619,498
Engineering services	14,594	400,877
Retainage receivable	544,911	543,417
Other receivable	6,000	7,706
Total gross receivables	1,887,080	2,586,221
Less: allowance for doubtful accounts	(785,895)	(839,895)
Total net receivables	$1,101,185	$1,746,326

Receivables are evaluated for collectability and allowances for potential losses are established or maintained on applicable receivables.  The allowance for doubtful accounts was $785,895 as of December 31, 2019. There was no provision for doubtful accounts, $54,000 in recoveries collected for doubtful accounts and no write offs for the year ended December 31, 2019. The provision for doubtful accounts was $810,580 and write offs were $4,920 for the year ended December 31, 2018.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2019 and 2018

5.	Contract Assets and Contract Liabilities

Costs and estimated earnings on uncompleted contracts, which represent contract assets and contract liabilities, consisted of the following at December 31, 2019 and 2018:

	2019	2018
Costs incurred on uncompleted contracts	$513,558	$11,307,975
Estimated earnings to date on uncompleted contracts	127,032	838,615
Gross contract assets	640,590	12,146,590
Less: billings to date	(703,532)	(13,221,152)
Net contract assets (liabilities)	$(62,942)	$(1,074,562)

 The above amounts are included in the accompanying consolidated balance sheets under the following captions at December 31, 2019 and 2018.

	2019	2018
Contract assets	$106,015	$260,325
Contract liabilities	(168,957)	(1,334,887)
Net contract assets (liabilities)	$(62,942)	$(1,074,562)

Although management believes it has established adequate procedures for estimating costs to complete on open contracts, it is at least reasonably possible that additional significant costs could occur on contracts prior to completion. The Company periodically evaluates and revises its estimates and makes adjustments when they are considered necessary.

6.	Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation and amortization and depreciated using the straight-line method over their useful lives. At December 31, 2019 and 2018, the Company’s property, plant and equipment, net consisted of the following:

	2019	2018
Computer equipment and software	$18,862	$39,193
Furniture and other equipment	1,885	63,479
Property, plant and equipment	20,747	102,672
Less: accumulated depreciation	(9,000)	(31,335)
Property, plant and equipment, net	$11,747	$71,337

Depreciation expense for the years ended December 31, 2019 and 2018 amounted to $9,621 and $6,764 respectively.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2019 and 2018

7.	Convertible Debentures

On November 12, 2019, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an investor, pursuant to which the Company issued to the investor a senior secured convertible debenture in the principal amount of $480,770 (the “Debenture”) for proceeds of $375,000 (representing an original issue discount of 22%). The Company received net proceeds of approximately $326,250 after deducting certain fees due to the placement agent and certain transaction expenses. The Debenture is due 110 days after issuance and is secured under a Security Agreement, dated November 12, 2019, entered into with the investor (the “Security Agreement”) by a security interest in all of the Company’s existing and future assets, subject to existing security interests and exceptions. The Company has the right to redeem all or a portion of the outstanding principal of the Debenture (i) prior to the maturity date without interest and with no conversion by the investor and (ii) after the maturity date at a premium of 120%, and with interest accruing at 24% from the maturity date.

The Debenture was convertible into shares of the Company’s common stock only upon (i) the occurrence of an Event of Default (as defined in the Debenture) or (ii) at maturity in the event any principal remains outstanding, at a conversion price equal to the lower of (x) 67.5% of the lowest daily VWAPs of the common stock during the five consecutive trading days immediately preceding the Event of Default or date of maturity or (y) if the Debenture is not fully paid as of the Maturity, the lowest daily VWAP during the ten (10) consecutive trading days immediately preceding the date of the applicable Conversion, and based on a conversion amount determined by the product of (x) the portion of the principal and accrued interest to be converted and (y) 120% or (y) if the Debenture is not fully paid as of the Maturity Date and no conversions have been effected under the Debenture, the lowest daily VWAP during the ten (10) consecutive Trading Days immediately preceding the date of the applicable Conversion; provided, however, that the Company will not issue any shares of common stock upon conversion of the Debenture if the investor would exceed the aggregate number of shares of common stock which the Company may issue upon conversion or exercise (as the case may be) of the Debenture without breaching the Company’s obligations under the rules or regulations of the Nasdaq Stock Market, including rules related to the aggregate of offerings under NASDAQ Listing Rule 5635(d) (which currently limit such issuance to 60,048 shares, which is 19.99% of the Company’s outstanding shares as of the date hereof). In addition, subject to limited exceptions, the investor will not have the right to convert any portion of the Debenture if the investor, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to its conversion and under no circumstances may convert the Debenture if the investor, together with its affiliates, would beneficially own in excess of 9.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to its conversion.

In connection with this transaction, the Company entered into a Placement Agency Agreement (the “Placement Agency Agreement”) with ThinkEquity, a division of Fordham Financial Management, Inc. (the “Placement Agent”), pursuant to which the Company has agreed to pay the Placement Agent a cash fee equal to 9% of the gross proceeds received by the Company from the investor in this transaction, as well as a one-time expense fee of $15,000 for aggregate out-of-pocket expenses incurred collectively in this transaction. Pursuant to the Placement Agency Agreement, the Company also agreed to grant to the Placement Agent or its designees warrants to purchase up to 9% of the aggregate number of shares of common stock underlying the Debenture, which equals 5,404 shares of common stock, at an exercise price of 110% of the closing price of the Company’s common stock on the closing date (the “Placement Agent Warrants”).

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

On December 10, 2019, the Company and ThinkEquity entered into a waiver agreement (“Waiver of Warrant”) pursuant to which ThinkEquity surrendered its rights to a warrant previously issued to ThinkEquity on November 12, 2019 to purchase 5,404 shares of the Company’s common stock as compensation for acting as placement agent for the private placement of the Debenture.

As of December 13, 2019 the Debenture was paid back in full to the investor.
8.	Income Taxes

The Company’s provision (benefit) for income taxes consists of the following for the year ended December 31, 2019 and 2018:

	2019	2018
Deferred:
Federal	$(828,472)	$94,031
State and local	564,363	(449,796)
Total deferred	(264,109)	(355,765)
Total provision (benefit) for income taxes	(264,109)	(355,765)
Less: valuation reserve	264,109	355,765
Income tax provision	$—	$—

A reconciliation of the federal statutory rate to 0% for the year ended December 31, 2019 and 2018 to the effective rate for income from operations before income taxes is as follows:

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2019 and 2018

8.	Income Taxes (continued)

	2019	2018

Benefit for income taxes at federal statutory rate	21.0%	21.0%
State and local income taxes, net of federal benefit	1.1	7.4
Goodwill impairment	(9.1)	—
Change in state rate	(11.2)	—
Less valuation allowance	(1.8)	(28.4)
Effective income tax rate	0.0%	0.0%

The tax effects of these temporary differences along with the net operating losses, net of an allowance for credits, have been recognized as deferred tax assets (liabilities) at December 31, 2019 and 2018 as follows:

	2019	2018
Net operating loss carryforward	$2,857,456	$2,786,519
Bad debt reserve	173,840	238,194
Employee stock compensation	445,799	364,699
Intangible assets	(502,709)	(684,722)
Depreciation	(850)	(2,548)
Accrued expenses	82,628	89,861
Charity	181	233
Net deferred tax asset	3,056,345	2,792,236
Valuation allowance	(3,056,345)	(2,792,236)
Net deferred tax asset	$—	$—

The Company establishes a valuation allowance, if based on the weight of available evidence, it is more likely than not that some portion or all of the deferred assets will not be realized. During 2019 certain adjustments were made to the Company’s net operating loss carryforward tax asset for IRC Section 382 limitations. The valuation allowance increased (decreased) by $264,109 and $(355,765) during 2019 and 2018, respectively.

As of December 31, 2019, the Company had a net operating loss carryforward of approximately $12.9 million for Federal and State tax purposes. The net operating loss expires beginning 2030 through 2037 for those losses generated in 2017 and prior years. Approximately $5.5 million of such net operating losses will carryforward indefinitely and be available to offset up to 80% of future taxable income each year. Subsequent to December 31, 2019, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was passed, which temporarily removes such 80% limitation for years 2019 and 2020. The Company’s net operating loss carryforward may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code.

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

The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expenses. As of December 31, 2019, the Company has no unrecognized tax positions, including interest and penalties. The tax years 2016 - 2018 are still open to examination by the major tax jurisdictions in which the Company operates. The Company files returns in the United States Federal tax jurisdiction and various other state jurisdictions.
F-20

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2019 and 2018

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

At December 31, 2019, there were options, including options granted to non-employees and non-directors, restricted stock units and warrants to purchase 53,170, 21,859 and 53,189 shares of common stock, respectively, outstanding that could potentially dilute future net income per share. Because the Company had a net loss as of December 31, 2019, it is prohibited from including potential common shares in the computation of diluted per share amounts. Accordingly, the Company has used the same number of shares outstanding to calculate both the basic and diluted loss per share. At December 31, 2018, there were options, including options to non-employees and non-directors, restricted stock units and warrants to purchase 57,753, 1,118 and 4,313 shares of common stock, respectively, outstanding that could potentially dilute future net income per share.

10.	Construction Backlog

The following represents the backlog of signed construction and engineering contracts in existence at December 31, 2019 and 2018, which represents the amount of revenue the Company expects to realize from work to be performed on uncompleted contracts in progress and from contractual agreements in effect at December 31, 2019 and December 31, 2018, respectively, on which work has not yet begun:

	2019	2018
Balance - beginning of period	$97,657,379	$76,659,029
New contracts and change orders during the period	17,659,053	58,805,877
Adjustments and cancellations, net	(94,697,336)	(29,616,815)
Subtotal	20,619,096	105,848,091
Less: contract revenue earned during the period	(2,984,835)	(8,190,712)
Balance - end of period	$17,634,261	$97,657,379

Backlog at December 31, 2019 included one large contract entered into by the Company during the third quarter of 2019 in the amount of approximately $17 million. The Company expects that all of this revenue will be realized by September 30, 2022. During the fourth quarter of 2018, the Company moved a contract of $27.5 million out of backlog and into its pipeline until the customer completes a highest and best use analysis of the land. During the second quarter of 2019, the Company moved a $25.0 million contract out of backlog after receiving a cancellation notice from the customer. During the third quarter of 2019, the Company removed two contracts in the amount of $55 million and $15 million out of backlog due to the fact that these projects fall under the exclusive license agreement (“ELA”) executed during the fourth quarter of 2019. Under the ELA, the Company can not guarantee, but expects to receive, approximately $2.4 million in royalties for one such project. The Company expects to receive these royalties for this one such project through June 30, 2022. Backlog does not include expected royalty fees to the Company under the ELA from projects to be delivered by our licensee.

The Company’s remaining backlog as of December 31, 2019 represents the remaining transaction price of firm contracts for which work has not been performed and excludes unexercised contract options.

The Company expects to satisfy its backlog which represents the remaining unsatisfied performance obligation on contracts as of December 31, 2019 over the following period:

2019
Within 1 year	$1,535,611
1 to 2 years	8,384,900
Thereafter	7,713,750
Total Backlog	$17,634,261

Although backlog reflects business that is considered to be firm, cancellations, deferrals or scope adjustments may occur. Backlog is adjusted to reflect any known project cancellations, revisions to project scope and cost and project deferrals, as appropriate.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2019 and 2018

11.	Stockholders’ Equity

Public Offerings – In June 2017, the Company issued 75,000 shares of its common stock at $100.00 per share through the Public Offering. The Company incurred $1,388,615 in issuance costs from the Public Offering and issued 3,750 warrants valued at $55,475 to the underwriters (as discussed in Note 12).

In July 2017, as permitted by the underwriting agreement entered into in connection with the Public Offering, the underwriters exercised their option to purchase an additional 11,250 shares of common stock at $100.00 per share. The Company incurred $176,771 in issuance costs from this issuance. In connection with this exercise, certain affiliates of the underwriters were granted additional warrants to purchase 563 shares of common stock in the aggregate valued at $8,321 (as discussed in Note 12).

In connection with and prior to the Public Offering, the Company issued 90,084 shares of its common stock upon conversion of all outstanding preferred stock and 25,833 shares of its common stock upon conversion of the previously outstanding convertible debentures.

In December 2019, the Company completed a public offering of its common stock (the “Public Offering”). In connection with the Public Offering, the Company sold 857,500 shares of common stock at a public offering price of $3.00 per share, resulting in aggregate net proceeds of $2,117,948 after deducting underwriting discounts and commissions and other expenses related to the offering. The Company incurred $454,552 in issuance costs from the Public Offering and no warrants to purchase were issued to the underwriters.

Securities Purchase Agreement – In April 2019, the Company issued 42,388 shares of its common stock at $22.00 per share through a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional investors and accredited investors. Concurrently with the sale of the common stock, pursuant to the Purchase Agreement, the Company also sold common stock purchase warrants to such investors to purchase up to an aggregate of 42,388 shares of common stock. The Company incurred $379,816 in issuance costs from the offering and issued 4,239 warrants to the underwriters. The warrants are further discussed in Note 12.

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

Underwriting Agreement – In August 2019, the Company issued 45,000 shares of its common stock at $17.00 per share pursuant to the terms of an Underwriting Agreement (the “Underwriting Agreement”) to the public. The Company incurred $181,695 in issuance costs from the offering and issued warrants to purchase 2,250 shares of common stock to the underwriter. The warrants are further discussed in Note 12.
12.	Warrants

In conjunction with the June 2017 Public Offering, the Company issued to certain affiliates of the underwriters, as compensation, warrants to purchase an aggregate of 4,313 shares of common stock at an exercise price of $125.00 per share. The warrants are exercisable at the option of the holder on or after June 21, 2018 and expire June 21, 2023. The fair value of warrants was calculated utilizing a Black-Scholes model and amounted to $63,796. The fair market value of the warrants as of the date of issuance has been included in issuance costs in additional paid-in capital.

In conjunction with the Purchase Agreement in April 2019, the Company also sold warrants to purchase up to an aggregate of 42,388 shares of common stock at an initial exercise price of $27.50 per share. The warrants are exercisable at the option of the holder on or after October 29, 2019 and expire October 29, 2024. The Company issued to certain affiliates of the underwriters, as compensation, warrants to purchase an aggregate of 4,239 shares of common stock at an initial exercise price of $27.50 per share. The warrants are exercisable at the option of the holder on or after October 29, 2019 and expire April 24, 2024.

In conjunction with the Underwriting Agreement in August 2019, the Company issued to the underwriter, as compensation, warrants to purchase an aggregate of 2,250 shares of common stock at an initial exercise price of $21.25 per share. The warrants are exercisable at the option of the holder on or after February 1, 2020 and expire August 29, 2024.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2019 and 2018

13.	Share-based Compensation

On October 26, 2016, the Company’s Board of Directors approved the issuance of up to 25,000 shares of the Company’s common stock in the form of restricted stock or options (“2016 Stock Plan”). Effective January 20, 2017, the 2016 Stock Plan was amended and restated as the SG Blocks, Inc. Stock Incentive Plan, as further amended effective June 1, 2018 (the “Incentive Plan”). The Incentive Plan authorizes the issuance of up to 125,000 shares of common stock. It authorizes the issuance of equity-based awards in the form of stock options, stock appreciation rights, restricted shares, restricted share units, other share-based awards and cash-based awards  to non-employee directors and to officers, employees and consultants of the Company and its subsidiary, except that incentive stock options may only be granted to the Company’s employees and its subsidiary’s employees. The Incentive Plan expires on October 26, 2026, and is administered by the Company’s Compensation Committee of the Board of Directors. Each of the Company’s employees, directors, and consultants are eligible to participate in the Incentive Plan. As of December 31, 2019, there were 47,331 shares of common stock available for issuance under the Incentive Plan.

Stock-Based Compensation Expense

Stock-based compensation expense is included in the consolidated statements of operations as follows:

	Year Ended December 31,
	2019	2018
Payroll and related expenses	$715,904	$396,214
Marketing and business development expenses	13,500	—
Total	$729,404	$396,214

The following table presents total stock-based compensation expense by security type included in the consolidated statements of operations:

	Year Ended December 31,
	2019	2018
Stock options	$150,580	$332,662
RSUs	578,824	63,552
Total	$729,404	$396,214

Stock-Based Option Awards

The Company issued no stock-based options during the year ended December 31, 2019.  The fair value of the stock-based option awards granted during the year ended December 31, 2018, were estimated at the date of grant using the Black-Scholes option valuation model with the following assumptions:

2018
Expected dividend yield	—%
Expected stock volatility	25.7%
Risk-free interest rate	2.56%
Expected life	5.00

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2019 and 2018

13.	Share-based Compensation (continued)

Because the Company does not have significant historical data on employee exercise behavior, the Company uses the “Simplified Method” to calculate the expected life of the stock-based option awards granted to employees. The simplified method is calculated by averaging the vesting period and contractual term of the options.

The following table summarizes stock-based option activities and changes during the years ended December 31, 2019 and 2018. The table includes options granted to employees and directors of the Company and does not include 50,000 options granted to a consultant during 2017, as described below:

	Shares	Weighted Average Fair Value Per Share	Weighted Average Exercise Price Per Share	Weighted Average Remaining Terms (in years)	Aggregate Intrinsic Value
Outstanding – December 31, 2017	44,420	$24.60	$77.20	9.15	$1,881,869
Granted	12,500	25.60	92.20
Exercised	—	—	—
Cancelled	(1,667)	—	—
Outstanding – December 31, 2018	55,253	$24.80	$81.20	8.41	$—
Granted	—	—	—
Exercised	—	—	—
Cancelled	(2,083)	—	—
Outstanding – December 31, 2019	53,170	24.80	81.20	7.40	$—
Exercisable – December 31, 2018	47,468	24.60	80.00	8.30	—
Exercisable – December 31, 2019	52,649	$24.80	$81.20	7.39	$—

For the years ended December 31, 2019 and December 31, 2018, the Company recognized stock-based compensation expense of $150,580 and $332,662, respectively, related to stock options. This expense is included in payroll and related expenses in the accompanying consolidated statements of operations.

As of December 31, 2019, there was $13,334 of total unrecognized compensation costs related to non-vested stock options, which will be expensed over a weighted average period of 1.25 years. The intrinsic value is calculated as the difference between the fair value of the stock price at year end and the exercise price of each of the outstanding stock options. The fair value of the stock price at December 31, 2019 was $3.14 per share.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2019 and 2018

13.	Share-based Compensation (continued)

In March 2018, the Company granted Mr. Galvin, Mr. Shetty and six employees of the Company options to purchase 4,108, 4,067 and an aggregate of 4,325, respectively, shares of the Company’s common stock with an exercise price of $92.20 per share. These options vest in equal quarterly installments over either a two-year and three-year period and will fully vest by the end of March 31, 2021. The options with a two-year period, which includes those granted to Mr. Galvin and Mr. Shetty, will vest in full by December 31, 2019; the options with a three-year vesting period will vest in full by March 31, 2021. The fair value of these options upon issuance amounted to $320,000.

Non-Employee Stock Options

In September 2017, in connection with an advisory agreement entered into by the Company (the “Advisory Agreement”), a consultant was granted options to purchase 2,500 shares of the Company’s common stock, with an exercise price of $125.00. The options vest when certain performance conditions are met. These performance conditions consist of the purchase of fifty modular units from the Company by qualified customers. As of March 31, 2019, the required performance conditions were not met, and the options expired.

Restricted Stock Units

Effective July 26, 2018, a total of 1,398 of restricted stock units were granted to the Company’s non-employee directors, under the Company’s stock-based compensation plan, at the calculated fair value of $107.20 per share, which represents the average closing price of the Company’s common stock for the ten trading days immediately preceding and including the grant date. Restricted stock units granted to directors in 2018 vest on the earlier of (A) the first anniversary of the date of the grant or (B) the date of the annual meeting of the Company’s stockholders that occurs in the year immediately following the date of the grant; and are payable six months after the termination of the director from the Board or death or disability.

On March 22, 2019, a total of 15,703 of restricted stock units were granted to Mr. Galvin, Mr. Armstrong, Mr. Shetty, six employees and one consultant of the Company, under the Company's stock-based compensation plan, at the fair value of $54.00 per share, which represents the closing price of the Company's common stock on February 26, 2019. Restricted stock units granted to Mr. Galvin, Mr. Armstrong, Mr. Shetty, and an aggregate of six employees and one consultant of 6,139, 772, 5,729 and an aggregate of 3,063, respectively, vest in installments over either a one-year, two-year, three-year and four-year period and will fully vest by the end of December 31, 2022. The fair value of these units upon issuance amounted to $847,957.

On January 15, 2019 and February 26, 2019, a total of 526 of restricted stock units were granted to two of the Company’s non-employee directors, under the Incentive Plan, at the calculated fair value of $58.80 and $55.20 per share, respectively, which represents the average closing price of the Company’s common stock for the ten trading days immediately preceding and including the grant date. The restricted stock units granted on January 15, 2019 will vest on January 15, 2020, subject to each individual’s continued service as a director of the Company through such date, and are payable six months after the termination of the director from the Company’s Board of Directors or death or disability. The restricted stock units granted on February 26, 2019 vest on the earlier of (A) the first anniversary of the date of the grant or (B) the date of the 2019 annual meeting of the Company’s stockholders subject to each individual’s continued service as a director of the Company through such date, and are payable six months after the termination of the director from the Board of Directors or death or disability.

Effective June 5, 2019, a total of 9,189 of restricted stock units were granted to the Company’s non-employee directors, under the Company’s stock-based compensation plan, at the calculated fair value of $16.40 per share, which represents the average closing price of the Company’s common stock for the ten trading days immediately preceding and including the grant date. Restricted stock units granted to directors on June 5, 2019 vest on the earlier of (A) the first anniversary of the date of the grant or (B) the date of the annual meeting of the Company’s stockholders that occurs in the year immediately following the date of the grant; and are payable six months after the termination of the director from the Board or death or disability.

For the year ended December 31, 2019 and 2018, the Company recognized stock-based compensation of $578,824 and $63,552 related to restricted stock units. This expense is included in the payroll and related expenses and marketing and business development expense in the accompanying condensed consolidated statement of operations. For the year ended December 31, 2019 and 2018, the Company recognized $217,256 and $0, respectively, related to restricted stock units in lieu of accrued compensation.

The following table summarized restricted stock unit activities during the year ended December 31, 2019:

Number of Shares
Non-vested balance at January 1, 2019	1,118
Granted	25,417
Vested	(12,920)
Forfeited/Expired	(4,677)
Non-vested balance at December 31, 2019	8,938

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2019 and 2018

14.	Commitments and Contingencies

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

Pizzarotti Litigation - On or about August 10, Pizzarotti, LLC filed a complaint against the Company and Mahesh Shetty, the Company’s former President and CFO, and others, seeking unspecified damages for an alleged breach of contract by the Company and another entity named Phipps & Co. (“Phipps”). The lawsuit was filed as Pizzarotti, LLC. v. Phipps & Co., et al., Index No. 653996/2018 and commenced in the Supreme Court of the State of New York for the County of New York. On or about April 1, 2019, Phipps filed cross-claims against the Company and Mr. Shetty asserting claims for indemnification, contribution, fraud, negligence, negligent misrepresentation, and breach of contract. SG Blocks has likewise cross claimed against Phipps for indemnification and contribution, claiming that any damages to the Plaintiff were the result of the acts or omissions of Phipps and its principals.

Pizzarotti’s suit arose from a contract dated April 3, 2018 that it executed with Phipps whereby Pizzarotti, a construction manager, engaged Phipps to perform stone procuring and tile work at a construction project located at 161 Maiden Lane, New York 10038. Pizzarotti’s claims against the Company arise from a purported assignment agreement dated August 10, 2018, whereby Pizzarotti claims that the Company agreed to assume certain obligations of Phipps under a certain trade contract between Pizzarotti and Phipps & Co.  Phipps’ claims against the Company arise from an Assignment Agreement, dated as of May 30, 2018, between Pizzarotti, Phipps and the Company (the “Assignment Agreement”), pursuant to which the Company purportedly provided a letter of credit in connection with  the sub-contracted work to be provided by Phipps to Pizzarotti.

The Company believes that the Assignment Agreement was void for lack of consideration and has moved to dismiss the case on those grounds. The Company’s motion to dismiss was scheduled to be argued on  March 25, 2020, but was adjourned by the court due to the social distancing requirements imposed as a result of the COVID-19 virus. In the event that the court determines that the Assignment Agreement is a valid agreement, the Company nonetheless believes that the same was properly terminated and/or there are no damages, and, consequently, that the claims brought against the Company are without merit. The Company intends to vigorously defend the litigation.

Litigation is subject to many uncertainties, and the outcome of this action is not predicted with assurance. The Company is currently unable to predict the possible loss or range of loss, if any, associated with the resolution of this litigation, and, accordingly, the Company has made no provision related to this matter in the condensed consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2019 and 2018

14.	Commitments and Contingencies (continued)

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

Teton filed for Chapter 11 bankruptcy on October 16, 2019, and filed a Suggestion of Bankruptcy in the Harris County Court on October 29, 2019. The bankruptcy is currently pending in the United States Bankruptcy Court for Southern District of Texas, Houston Division styled In re: Teton Buildings, LLC and bearing the case number 19-35811. Pursuant to the Suggestion of Bankruptcy, the state-court litigation has been stayed. On or about March 16, 2020, the Bankruptcy Court converted Teton’s Chapter 11 reorganization case to a Chapter 7 liquidation case. As such, notwithstanding the Company’s belief that its claims are meritorious and that it would have prevailed in the state court action, the Chapter 11 bankruptcy filing, and subsequent conversion to Chapter 7, make recovery against Teton much less likely. Litigation is subject to many uncertainties, and the outcome of this action is not predicted with assurance. The Company is currently unable to predict the possible loss or range of loss, if any, associated with the resolution of this litigation, and, accordingly, the Company has made no provision related to this matter in the condensed consolidated financial statements.

HOLA Community Partners Matter - There is an ongoing dispute between the Company and HOLA Community Partners (“HOLA”), a California non-profit corporation, in connection with the parties’ Construction and Delivery Agreement, dated June 1, 2017, pursuant to which HOLA Community Partners hired the Company for design, engineering, fabrication, and installation services for the construction of the HOLA Project. The Company claims that HOLA Community Partners owes the Company certain amounts due for work performed on the HOLA Project and extra costs incurred due to delays and impacts caused by HOLA Community Partners. HOLA Community Partners disputes the amounts owed, and claims that the Company failed to meet its contractual obligations. Neither party has commenced litigation as of the date of this Form 10-K. HOLA, the Company, and EDI International, P.C. (see below summary of litigation) have agreed to a three party mediation of their respective disputes. Mediation was scheduled for March 27, 2020, but has been postponed due to the social distancing requirements imposed as a result of the COVID-19 virus.

SG Blocks, Inc. v. EDI International, PC.- On June 21, 2019, SG Blocks filed a lawsuit against EDI International, PC, a New Jersey corporation, in connection with the parties' consulting agreement, dated June 29, 2016,  pursuant to which EDI International, PC, was to provide, for a fee, certain architectural and  design services for the Project. SG Blocks, Inc. claims that EDI International, PC, tortuously interfered with SG Blocks, Inc's economic relationship with HOLA Community Partners and  Heart of Los Angeles Youth, Inc. The complaint seeks in excess of $1,275,754 in damages. EDI International, PC, filed a cross-complaint for alleged unpaid fees and tortious interference with EDI International, PC's contractual relationship with HOLA Community Partners and Heart of Los Angeles Youth, Inc. EDI International, PC's cross-complaint seeks in excess of $30,428.71 in damages. Litigation is pending. The parties have agreed to mediate their dispute. Litigation is subject to many uncertainties, and the outcome of this action is not predicted with assurance. The Company is currently unable to predict the possible loss or range of loss, if any, associated with the resolution of this litigation, and, accordingly, the Company has made no provision related to this matter in the condensed consolidated financial statements.

Other Litigation

Shetty  v. SG Blocks, Inc. et. al., Case No. 20-CV-00550, United States District Court, Eastern District of New York.

On January 31, 2020, Mahesh Shetty, the Company’s former President and Chief Financial Officer (“Former Employee”), filed suit against the Company and its Chairman and Chief Executive Officer, Paul Galvin, claiming (i) $372,638 in unpaid wages and bonuses and (ii) $300,000 due in severance (hereafter the “Action”). The Former Employee has also named the Company’s third party payroll processing company Staff-One as a co-defendant. The Company maintains that the Former Employee agreed to accept (and did receive) restricted stock units of the Company’s common stock in full satisfaction and payment of all alleged unpaid wages and bonuses that are claimed in the Action, and/or has otherwise been paid in full for all amounts claimed. The Company further maintains that the Former Employee’s employment agreement precludes any entitlement to or liability for severance. On March 25, 2020, the Former Employee filed an amended complaint raising additional claims of retaliation and indemnification. The Company denies the merits of the claims set forth in the Former Employee’s amended complaint and/or asserts that valid defenses preclude any recovery, and intends to vigorously defend against the Action. Litigation is subject to many uncertainties, and the outcome of this action is not predicted with assurance. The Company is currently unable to predict the possible loss or range of loss, if any, associated with the resolution of this litigation, and, accordingly, the Company has made no provision related to this matter in the condensed consolidated financial statements.

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

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2019 and 2018

15.	Subsequent Events

On January 2, 2020, the Company, received a written notice from the Listing Qualifications department of The Nasdaq Stock Market (“Nasdaq”) that the Company had been granted until June 29, 2020, to regain compliance with the minimum $1.00 bid price per share requirement of the Listing Rules of Nasdaq (the “Minimum Bid Price Requirement”) as required by Nasdaq Listing Rule 5550(a)(2) for continued listing on Nasdaq. On February 21, 2020, the Company received written notice from the Listing Qualifications department of Nasdaq notifying the Company that it has regained compliance with the Minimum Bid Price Requirement and stockholder’s equity rules.

On January 15, 2020, at the Special Meeting the Company’s stockholders approved (i) an amendment to the Company’s Certificate of Incorporation to effect a reverse stock split at a ratio to be determined in the discretion of the Board of Directors, the exact ratio within the range approved by the Company’s stockholders and (ii) an amendment to the Company’s Certificate of Incorporation to effect an increase in the authorized number of shares of common stock from 25,000,000 to 50,000,000 shares of common stock, subject to the discretion of the Board of Directors.  Thereafter, on February 4, 2020, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of the State of Delaware, to implement a 1-for-20 reverse split of its common stock, effective  on February 5, 2020.

On January 21, 2020, CPF GP 2019-1 LLC (“CPF GP”) issued to the Company a promissory note in the principal amount of $400,000 (the “Company Note”) and issued to Paul Galvin, the Company’s Chairman and CEO, a promissory note in the principal amount of $100,000 (the “Galvin Note”). The transaction closed on January 22, 2019, on which date the Company loaned CPF GP 2019-1 LLC $400,000 and Mr. Galvin personally loaned CPF GP $100,000 on behalf of the Company. The Company Note and Galvin Note were issued pursuant to that certain Loan Agreement and Promissory Note, dated October 3, 2019 (the “Loan Agreement”), as amended on October 15, 2019 and November 7, 2019 by and between the CPF GP and the Company, and bear interest at five percent (5%) per annum, payable, together with the unpaid principal amount of the promissory notes, on the earlier of the July 31, 2023 maturity date or upon the liquidation, redemption sale or issuance of a dividend upon the LLC interests in CPF MF 2019-1 LLC, a Texas limited liability company of which CPF GP is the general partner; provided, that the terms of the Galvin Note provide that all interest payments due to Mr. Galvin under the Galvin Note shall be paid directly to, and for the benefit of, the Company.

In connection with the issuance of the Company Note and the Galvin Note, CPF GP, the Company and Mr. Galvin entered into a Security Agreement, dated January 21, 2020, pursuant to which CPF GP granted a security interest in its LLC interests in CPF MF 2019-1 LLC to the Company and Mr. Galvin to secure its obligations thereunder.

On February 4, 2020, the Company entered into a Securities Purchase Agreement with an accredited investor, pursuant to which the Company issued to the investor secured note in the aggregate principal amount of $200,000 (“Note”).  The Note is one of a series of up to $400,000 of notes that may be issued by the Company, bears interest at a rate of nine percent (9%) per annum, due on July 31, 2023, and is secured under a Pledge Agreement, dated February 4, 2020,  entered into with the investor by a security interest in the royalty payable to the Company under that certain Exclusive License Agreement, dated October 3, 2019, with CPF GP 2019-1 LLC. The Company has the right to prepay the Note, in whole or in part, at any time and from time to time, without premium or penalty.

On February 24, 2020, the Company accepted service of process in connection with a suit filed by the Company’s former Chief Financial Officer, who resigned in August 2019, in United States District Court, Eastern District of New York (Case No. 20-CV-00550), alleging (i) $372,638 in unpaid wages and bonuses and (ii) $300,000 due in severance (hereafter the “Action”). The Company believes the complaint lacks merit as by written agreement the employee agreed to accept restricted stock units of the Company’s common stock in full satisfaction and payment of substantially all alleged unpaid wages and bonuses that are claimed in the Action. The Company further maintains that employee’s employment agreement expressly disclaims any entitlement to or liability for severance during the employee’s renewal term of employment. Prior to the commencement of the Action, the employee had filed a wage claim against the Company with the Texas Workforce Commission claiming $397,638 in unpaid wages and bonuses (“Texas Wage Claim”). The Texas Wage Claim was voluntarily dismissed by the employee upon the Company’s filing of a fraud complaint with the Labor Law Division of the Texas Workforce Commission. On March 25, 2020, the Former Employee filed an amended complaint raising additional claims of retaliation and indemnification. The Company denies the merits of the claims set forth in the Former Employee’s amended complaint and/or asserts that valid defenses preclude any recovery. The Company intends to vigorously defend this action, and as appropriate, seek damages, attorneys’ fees, and litigation expenses from the employee.

In March 2020, the World Health Organization declared coronavirus (COVID-19) a global pandemic. This contagious disease outbreak, which has continued to spread, and the related adverse public health developments, have adversely affected work forces, economies and financial markets globally. It has also disrupted the normal operations of many businesses. The Company's use of third-party suppliers for production and shipping of certain products could be negatively impacted by the regional or global outbreak of illnesses, including the COVID-19 coronavirus outbreak. To date, the Company has experienced some delays in projects due to COVID-19. Any quarantines, the timing and length of containment and eradication solutions, travel restrictions, absenteeism by infected workers, labor shortages or other disruptions to the Company's suppliers and contract manufacturers or customers would likely adversely impact the Company's sales and operating results and result in further project delays. In addition, the pandemic could result in an economic downturn that could affect the ability of the Company's customers and licensees to obtain financing and therefore impact demand for the Company's products. Order lead times could be extended or delayed and pricing could increase.  Some products or services may become unavailable if the regional or global spread were significant enough to prevent alternative sourcing. Accordingly, the Company is considering alternative product sourcing in the event that product supply becomes problematic. The Company expects this global pandemic to have an impact on the Company's revenue and results of operations, the size and duration of which the Company is currently unable to predict.

