Form 10-K/A
period 2019-12-31
SG BLOCKS, INC.
filed 2020-04-15
CIK 1023994

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Securities registered pursuant to Section 12(g) of the Act: None

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

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes  ☒     No  ☐

As of April 14, 2020, the issuer had a total of 1,610,524 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K/A: None.

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment No. 1”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “2019 Form 10-K”) originally filed on March 30, 2020 (the “Original Filing”) by SG Blocks, Inc., a Delaware corporation (“SG Blocks,” the “Company,” “we,” or “us”). We are filing this Amendment No. 1 to present the information required by Part III of Form 10-K as we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2019.

In addition to providing the omitted information required by Items 10 through 14 of Part III, this Amendment No. 1 amends Item 15 of Part IV to include new certifications being provided with this Amendment No.1 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and amends the cover page to update the number of shares of Company stock outstanding and to remove the statement that information is being incorporated by reference from our definitive proxy statement.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

SG BLOCKS, INC.

FORM 10-K/A

(Amendment No. 1)

i

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

Our Directors and Executive Officers

Below is certain information about our directors and executive officers.

Name	Age	Position	Served as an Officer and/or Director Since
Paul M. Galvin	57	Chairman of the Board of Directors and Chief Executive Officer	November 2011

Stevan Armstrong	72	Chief Technology Officer	November 2011

Gerald Sheeran	39	Acting Chief Financial Officer	August 2019

Yaniv Blumenfeld (1)(5)(6)	47	Independent Director	April 2018

Christopher Melton (1)(2)(3)(5)(6)(7)	48	Independent Director	November 2011

James C. Potts(1)(3)(4)(5)(6)	73	Independent Director	December 2018

Mahesh S. Shetty	60	Director	July 2016

(1)	Audit Committee Member.
(2)	Audit Committee Chairman.
(3)	Compensation Committee Member.
(4)	Compensation Committee Chairman.
(5)	Nominating and Corporate Governance Committee Member.
(6)	Executive Committee Member.
(7)	Lead Independent Director.

Paul M. Galvin was appointed as a director and the Company’s Chief Executive Officer upon consummation of the reverse merger among CDSI Holdings Inc., CDSI Merger Sub, Inc., the Company, and certain stockholders of the Company on November 4, 2011 (the “Merger”). Mr. Galvin is a founder of SG Blocks, LLC, the predecessor entity of the Company. He has served as the Chief Executive Officer of the Company since April 2009 and as a director of the Company since January 2007. Mr. Galvin has been a managing member of TAG Partners, LLC (“TAG”), an investment partnership formed for the purpose of investing in the Company, since October 2007. Mr. Galvin brings over 20 years of experience developing and managing real estate, including residential condominiums, luxury sales and market rate and affordable rental projects. Prior to his involvement in real estate, he founded a non-profit organization that focused on public health, housing and child survival, where he served for over a decade in a leadership position. During that period, Mr. Galvin designed, developed and managed emergency food and shelter programs through New York City’s Human Resources Administration and other federal and state entities. From November 2005 to June 2007, Mr. Galvin was Chief Operating Officer of a subsidiary of Yucaipa Investments, where he worked with religious institutions that needed to monetize underperforming assets. While there, he designed and managed systems that produced highest and best use analyses for hundreds of religious assets and used them to acquire and re-develop properties across the U.S. Mr. Galvin has served on the board of directors of ToughBuilt Industries, Inc. (Nasdaq: TBLT), a designer, manufacturer and distributor of innovative tools and accessories to the building industry, since November 2018, and currently serves as the chair of its compensation committee and as a member of each of the audit and nominating and governance committees. Mr. Galvin also currently serves on the advisory board of Callegro Investments, LLC and Sandhill Crane Partners, LLC and the advisory committee of May River Partners, LP. Mr. Galvin holds a Bachelor of Science in Accounting from LeMoyne College and a Master’s Degree in Social Policy from Fordham University. He was formerly an adjunct professor at Fordham University’s Graduate School of Welfare. Mr. Galvin previously served for 10 years on the Sisters of Charity Healthcare System Advisory Board and six years on the Board of SentiCare, Inc. In 2011, the Council of Churches of New York recognized Mr. Galvin with an Outstanding Business Leadership Award.

We selected Mr. Galvin to serve on our Board as our Chairman because he brings to the board extensive knowledge of the construction and real estate industries. During his profession career he has gained vast knowledge of the construction and real estate industries and brings to the Board significant executive leadership and operational experience. His business and managerial experience provides him with a broad understanding of the operational, financial and strategic issues facing our Company.

Stevan Armstrong has served as the Chief Technology Officer of the Company since February 1, 2018. Prior to that, Mr. Armstrong served as the Company’s President and Chief Operating Officer since consummation of the Merger on November 4, 2011. Mr. Armstrong served as a director of the Company from November 4, 2011 until July 1, 2016. Mr. Armstrong is a founder of SGBlocks, LLC. Prior to the Merger, Mr. Armstrong served as the President and Chief Operating Officer of the Company and its predecessor entity since April 2009 and as a director of the Company and its predecessor entity since January 2007. From 2003 until fully phasing out in March 2010, he was a minority partner (owner) and Chief Construction Officer for Stratford Companies, a large senior housing development group, where he had complete responsibility for all engineering, design construction and commissioning of over $250,000,000 of facilities over a three-year period. Prior to that, he was the Executive Vice President for Operations of Hospital Affiliates Development Corp., a proprietary health care company specializing in the development of healthcare and senior care projects both domestically and internationally. Mr. Armstrong managed the design and construction of healthcare and elderly care housing projects in 40 states and 16 foreign countries with overall responsibility for operations. His background includes structural design engineering for large-scale healthcare projects, project scheduling and management of development of construction budgets. He spent much of his early career working on-site as a field engineer and construction specialist. Mr. Armstrong served 30 years on active and reserve duty as a Civil Engineering Corps Officer for the U.S. Navy, retiring as Assistant Chief of Staff for Operations for the Atlantic Seabees (Navy Construction Battalions) both Active and Reserve based out of Norfolk, Virginia, with 8,000 engineering and construction troops reporting to headquarters. Mr. Armstrong was responsible for their operations both in the U.S. and worldwide. Mr. Armstrong holds a Bachelor of Architectural Engineering from Pennsylvania State University and a Master’s in Engineering from George Washington University. Mr. Armstrong brings extensive design, construction, and engineering expertise to the Company and his pertinent experience, qualifications, attributes, and skills include real estate and development expertise.

Gerald Sheeran has served as the Controller of the Company since March of 2018 and Acting Chief Financial Officer since August 22, 2019. Mr. Sheeran brings to our Company extensive experience and expertise in areas of finance and accounting. Prior to joining the Company, Mr. Sheeran was a Senior Accounting Manager for Lucid Energy Group from March of 2013 to March of 2018. Before his time at Lucid Energy Group, Mr. Sheeran worked for several different companies in connection with their accounting, reporting, and financial operations. Mr. Sheeran holds a Bachelor of Business Administration in Accounting from the University of Texas at Arlington.

Yaniv Blumenfeld joined the Board in April 2018. He founded Glacier Global Partners LLC in 2009 and is responsible for its strategic direction and oversees its investments and day-to-day management, including origination, underwriting, closing, investor relations and asset management functions. Mr. Blumenfeld has over 20 years of real estate experience, 13 years of which have been with leading Wall Street firms, where he was responsible for structuring, underwriting, pricing, securitizing and syndicating over $16 billion of commercial real estate loans and equity transactions. Prior to founding Glacier Global Partners LLC, Mr. Blumenfeld was a Managing Director at The Bear Stearns Companies, Inc. and JPMorgan Chase & Co., and, in such role, was responsible for structuring and closing over $2 billion in real estate debt and equity transactions for institutional clientele. Prior to that, Mr. Blumenfeld was a Managing Director and Head of the CMBS Capital Markets Group for the U.S. at EuroHypo AG, then world’s largest real estate investment bank. In that capacity, Mr. Blumenfeld expanded the large loan CMBS group and oversaw the structuring, pricing, securitization and syndication functions and served on the bank’s investment committee in charge of approving all transactions. He designed and implemented risk-control measures, standardized underwriting and pricing models and structured over $4 billion of real estate loans. Other positions previously held by Mr. Blumenfeld include Senior Vice President at Lehman Brothers, PaineWebber/UBS and Daiwa Securities. Prior to joining the banking industry, Mr. Blumenfeld worked as a real estate consultant at Ernst & Young real estate consulting group, advising real estate owners and operators, and various investment banks. Mr. Blumenfeld received a Bachelor of Science in real estate finance from Cornell University School of Hotel Administration. He is a member of the CRE Finance Council, was a guest lecturer at Columbia University, and was a recipient of the Young Jewish Professional NYC Real Estate Entrepreneur & Achievement Award in 2013. He is also involved with various philanthropic organizations, including The American Israel Public Affairs Committee, White Plains Hospital, American Friends of Rabin Medical Center and is on the board of directors of ArtsWestchester and the White Plains Business Improvement District.

We selected Mr. Blumenfeld to serve on our Board because he brings extensive knowledge of the real estate finance industry. Mr. Blumenfeld’s pertinent experience, qualifications, attributes and skills include his real estate finance, risk-control, developments, investment banking and capital raising.

Christopher Melton was appointed as a director of the Company upon consummation of the Merger on November 4, 2011. Mr. Melton serves on several public and private boards, including CBD Brands and funds advised by TNT Capital Advisors. Mr. Melton is a licensed real estate salesperson in the State of South Carolina and serves as a specialist Land Advisor with SVN. Mr. Melton was a Portfolio Manager for Kingdon Capital Management (“Kingdon”) in New York City, where he ran an $800 million book in media, telecom and Japanese investment. Mr. Melton opened Kingdon’s office in Japan, where he set up a Japanese research company. From 1997 to 2000, Mr. Melton served as a Vice President at JPMorgan Investment Management as an equity research analyst, where he helped manage $500 million in REIT funds under management. Mr. Melton was a Senior Real Estate Equity Analyst at RREEF Funds in Chicago from 1995 to 1997. RREEF Funds is the real estate investment management business of Deutsche Bank’s Asset Management division. Mr. Melton earned a Bachelor of Arts in Political Economy of Industrial Societies from the University of California, Berkeley in 1995. Mr. Melton earned Certification from University of California, Los Angeles’s Anderson Director Education Program in 2014.

We selected Mr. Melton to serve on our Board because he brings extensive knowledge of finance and the real estate industry. Mr. Melton’s pertinent experience, qualifications, attributes and skills include financial literacy and expertise, managerial experience and the knowledge and experience he has attained through his real estate investment and development activities.

James C. Potts, who joined the Board on December 27, 2018, currently serves as President of State SteelWorks, LLC (“State Steel”) in Atlanta, Georgia, a company he founded in 2013. His responsibilities include establishing and overseeing the strategic direction and operating performance of State Steel. Before his tenure with State Steel, Mr. Potts served as Chairman of Verde Apartment Communities, a private REIT involved in the development, construction and management of upscale multi-family communities. Prior to that, Mr. Potts held a number of senior positions with Security Capital Group Incorporated until its sale to General Electric Capital Corporation, including serving as Co-Chairman and Chief Investment Officer of Security Capital Atlantic Incorporated, an Atlanta-based equity REIT that owned, acquired, developed and operated income-producing multifamily communities in the south Atlantic, mid-Atlantic and mid-western regions of the United States, and President and Chief Operating Officer of Homestead Village Incorporated, an extended-stay hotel company that developed and operated hotels across the continental U.S. Prior to that, Mr. Potts was a Senior Partner with Trammell Crow Residential and a member of its management board. Mr. Potts earned a B.S.I.M. degree from the Georgia Institute of Technology and an M.B.A. from Georgia State University. Mr. Potts has been a director of Borderplex Realty Trust since 2015.

We selected Mr. Potts to serve on our Board due to his extensive experience in senior positions in the real estate industry, in both publicly-traded and private organizations, and in multiple markets throughout the U.S., including investment analysis, development, construction and operations positions, and his prior experience serving on the board of directors of both public and private companies. Such experience and expertise make Mr. Potts a valuable member of the Board.

Mahesh S. Shetty has served as a director of the Company since July 1, 2016. From July 29, 2016 until August 2019 he served as the Company’s Chief Financial Officer and from February 1, 2018 until August 2019 he additionally served as its President. Mr. Shetty previously served in several senior roles at PFO Global, Inc. (OTC: PFGBQ), an innovative manufacturer and commercial provider of advanced prescription lenses, including as chief restructuring officer from December 2015 through December 2016; chief financial officer from September 2016 through December 2016; and as a consultant to the company from December 2016 through June 2017, through RSM Advisors, Inc., of which Mr. Shetty is the principal. From 2008 to 2015, Mr. Shetty served as the Partner, Chief Operating Officer and Chief Financial Officer at Encore Enterprises, a private real estate investment firm with over $750 million in assets. He had management oversight and responsibility for all of Encore Enterprise’s finance, risk management, human resources and technology. Prior to joining Encore Enterprises, Mr. Shetty was the Chief Financial Officer of North American Technologies Group, Inc., a Nasdaq-listed manufacturing company focused on the transportation industry. Mr. Shetty began his career in public accounting and has served in executive finance and operational leadership roles with Fortune 500 and mid-size private and public companies in the manufacturing, technology and service industries. He earned a bachelor’s degree majoring in banking, economics and accounting and a French minor from Osmania University, India and received his Master of Business Administration, summa cum laude, from the University of Texas at Dallas. He is a Certified Public Accountant, a Certified Information Technology Professional, a Chartered Global Management Accountant and a Fellow Chartered Accountant. Mr. Shetty previously served on the board and as the treasurer of Mothers Against Drunk Driving, on the National Board of Financial Executives International and as chairman of the U.S. India Chamber of Commerce, Dallas-Fort Worth. He was also previously on the boards of EZlytix, a private cloud-based business intelligence software company, BIG Logistics, a private logistics company and Scoobeez Global, Inc. (formerly ABT Holdings, Inc.) (OTC: SCBZ).

We selected Mr. Shetty to serve on our Board due to his pertinent experience, qualifications, attributes and skills in financial and accounting matters, strategy, technology and operations.

THE BOARD AND ITS COMMITTEES

Board Leadership Structure

The Board recognizes that one of its key responsibilities is to evaluate and determine its optimal leadership structure to provide independent oversight of management. Our Board is currently led by a Chairman of the Board who also serves as our Chief Executive Officer. The Board understands that the right Board leadership structure may vary depending on the circumstances, and our independent directors periodically assess these roles and the Board leadership to ensure the leadership structure best serves the interests of the Company and stockholders.

Mr. Galvin currently holds the Chairman and Chief Executive Officer roles. Mr. Melton currently serves as the Lead Independent Director elected by the majority of the Board.

The responsibilities of the Lead Independent Director include, among others: (i) serving as primary intermediary between non-employee directors and management; (ii) approving the agenda and meeting schedules for the Board; (iii) advising the Chairman of the Board as to the quality, quantity and timeliness of the information submitted by management to directors; (iv) recommending director candidates and selections for the membership and chairman position for each committee of the Board; (v) calling meetings of independent directors; and (vi) serving as liaison for consultation and communication with stockholders.

We believe the current leadership structure, with combined Chairman and Chief Executive Officer roles and a Lead Independent Director, best serves the Company and its stockholders at this time. Mr. Galvin possesses detailed and in-depth knowledge of the Company and the industry and the issues, opportunities and challenges we face, and is best positioned to ensure the most critical business issues are brought for consideration by the Board. In addition, having one leader serving as both the Chairman and Chief Executive Officer provides decisive, consistent and effective leadership, as well as clear accountability to our stockholders and customers. This enhances our ability to communicate our message and strategy clearly and consistently to our stockholders, employees, customers and suppliers, particularly during times of turbulent economic and industry conditions. The Board believes the appointment of a strong Lead Independent Director and the use of regular executive sessions of the non-management directors, along with a majority the Board being composed of independent directors, allow it to maintain effective oversight of management. We believe that the combination of the Chairman and Chief Executive Officer roles is appropriate in the current circumstances and, based on the relevant facts and circumstances, separation of these offices would not serve our best interests and the best interests of our stockholders at this time.

Director Independence

Nasdaq Listing Rule 5605 requires a majority of a listed company’s board to be comprised of independent directors. In addition, the Nasdaq Listing Rules require that, subject to specified exceptions, each member of a listed company’s audit and compensation committees be independent under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Members of the Audit Committee and Compensation Committee must also satisfy the independence criteria set forth in Rules 10A-3 and 10C-1 under the Exchange Act, respectively. Under Nasdaq Listing Rule 5605(a)(2), a director will only qualify as an “independent director” if, in the opinion of the Board, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In order to be considered independent for purposes of Exchange Act Rule 10A-3, an Audit Committee member may not, other than in his or her capacity as a member of the Audit Committee, the Board or any other committee of the Board, accept, directly or indirectly, any consulting, advisory or other compensatory fee from the Company or any of its subsidiaries, or otherwise be affiliated with the Company or any of its subsidiaries. In order for Compensation Committee members to be considered independent for purposes of Exchange Act Rule 10C-1, the Board must consider all factors specifically relevant to determining whether a director has a relationship to the Company that is material to that director’s ability to be independent from management in connection with the duties of a Compensation Committee member, including, but not limited to: (1) the source of compensation of the director, including any consulting advisory or other compensatory fee paid by the Company to the director; and (2) whether the director is affiliated with the Company or any of its subsidiaries or affiliates.

The Board has reviewed the materiality of any relationship that each of our directors has with the Company and has determined that each of Messrs. Blumenfeld, Melton, and Potts is “independent” in accordance with the Nasdaq Listing Rules. Neither Mr. Galvin nor Mr. Shetty is considered “independent.” As such independent directors comprise a majority of our Board and the members of our Audit, Compensation and Nominating and Corporate Governance Committees are fully independent.

There are no family relationships between any of our directors, director nominees or executive officers.

Board and Committee Responsibilities

Generally

The Board is the ultimate decision-making body of the Company, except with respect to those matters to be decided by the stockholders. It selects the Chief Executive Officer and other members of the senior management team, which is charged with the conduct of the Company’s day-to-day business. The Board acts as an advisor and counselor to senior management and ultimately monitors its performance. The function of the Board to monitor the performance of senior management is facilitated by the presence of non-employee directors who have substantive knowledge of the Company’s business.

Our Board has established a separate standing Audit Committee, Compensation and Nominating and Corporate Governance Committee. Each of the Audit Committee, Compensation and Nominating and Corporate Governance Committee operates pursuant to a written charter, a copy of which may be viewed on the Company’s website at https://www.sgblocks.com under the “Investors—Corporate Governance” tab.

Audit Committee

The members of our Audit Committee are Mr. Melton, who serves as chairperson, Mr. Blumenfeld and Mr. Potts. The Audit Committee Charter requires that the Audit Committee consist of at least three members of the Board, each of whom is required to be independent as defined by Nasdaq and SEC rules. The Board has determined that each member of the Audit Committee is independent, as defined by Rule 10A-3 of the Exchange Act and Nasdaq Marketplace Rule 5605(a)(2). The Board has also determined that Mr. Melton is an “audit committee financial expert,” as defined in Item 407(d)(5) of Regulation S-K under the Exchange Act.

The Audit Committee is directly responsible for the appointment, compensation, retention and oversight of our independent registered public accounting firm. Functions of the Audit Committee include, but are not limited to, reviewing the results and scope of the audit performed, and the financial recommendations provided by, our independent registered public accounting firm and coordinating the Board’s oversight of our internal financing and accounting processes.

All audit services to be provided to the Company by our independent public accounting firm, Whitley Penn, are pre-approved by the Audit Committee prior to the initiation of such services (except for items exempt from pre-approval requirements under applicable laws and rules). The Audit Committee approved all services provided by Whitley Penn to us during 2019.

Compensation Committee

The members of our Compensation Committee are Messrs. Melton and Potts. The Compensation Committee Charter requires that the Compensation Committee consist of at least two members of the Board, each of whom is required to be independent as defined by Nasdaq rules. The Board has determined that each member of the Compensation Committee is independent, as defined in Nasdaq Marketplace Rule 5605(a)(2).

Functions of the Compensation Committee, include, but are not limited to: reviewing and approving, or recommending the Board approve, compensation arrangements for our executive officers, including salary and payments under the Company’s equity-based plans; reviewing compensation for non-employee directors and recommending changes to the Board; and administering our stock compensation plans. Our principal executive officer annually reviews the performance of each of the named executive officers and other officers and makes recommendations regarding the named executive officers and other officers and managers of the company, while the Compensation Committee reviews the performance of our principal executive officer. The conclusions and recommendations resulting from our principal executive officer’s review are then presented to the Compensation Committee for its consideration and approval. The Compensation Committee can exercise its discretion in modifying any of our principal executive officer’s recommendations. The Compensation Committee may delegate its authority to a subcommittee of its members.

In performing its functions, the Compensation Committee may retain or obtain the advice of such compensation consultants, legal counsel and other advisors. In February 2018, the Compensation Committee retained Haigh & Company as its independent compensation consultant. With the assistance of Haigh & Company, the Compensation Committee developed and implemented an organizational framework covering salary, annual bonus and equity ownership, with the goal of attracting and retaining talented individuals who are critical to the Company’s long-term success and aligning pay with performance. However, the Compensation Committee did not engage Haigh & Company or any other compensation consultant for 2019. Based on the information received from the consultant, the Compensation Committee believes that the work Haigh & Company performed in 2018 did not raise a conflict of interest and that it was fully independent.

Nominating and Corporate Governance Committee

The members of our Nominating and Corporate Governance Committee are Messrs. Melton and Potts. The Nominating and Corporate Governance Committee Charter requires that the Nominating and Corporate Governance Committee consist of at least two members of the Board, each of whom is required to be independent as defined by Nasdaq rules. The Board has determined that each member of the Nominating and Corporate Governance Committee is independent, as defined in Nasdaq Marketplace Rule 5605(a)(2). Specific responsibilities of the Nominating and Corporate Governance Committee include: (i) considering and recommending to the Board, candidates for election to the Board; (ii) considering recommendations and proposals submitted by stockholders in respect of Board nominees, establishing policies in respect of such recommendations and proposals (including stockholder communications with the board of directors), and recommending any action to the Board in respect of such stockholder recommendations and proposals; (iii) identifying, evaluating and recommending to the board of directors, candidates to serve on committees of the Board; (iv) assessing the performance of the Board; and (v) reviewing risk governance structure, risk assessment and risk management practices and guidelines, policies and processes for risk assessment and risk management .

Executive Committee

The members of our Executive Committee are Messrs. Blumenfeld, Melton and Potts. The Executive Committee was formed in March 2020. The Executive Committee has, and may exercise, the authority of the full Board, except as may be prohibited by Delaware corporate law (DGCL §141(c)(2)).

Changes to Procedures for Recommending Nominees to the Board of Directors.

None.

Conduct of Board Meetings

The Chairman sets the agenda for Board meetings with the understanding that the Board is responsible for providing suggestions for agenda items that are aligned with the advisory and monitoring functions of the Board. Agenda items that fall within the scope of responsibilities of a committee of the Board are reviewed with the chair of that committee. Any member of the Board may request that an item be included on the agenda. Board materials related to agenda items are provided to Board members sufficiently in advance of Board meetings to allow the directors to prepare for discussion of the items at the meeting. At the invitation of the Board, members of senior management recommended by the Chairman attend Board meetings or portions thereof for the purpose of participating in discussions.

Role of the Board in Risk Oversight

Our executive officers are responsible for the day-to-day management of risks the Company faces, while our Board has an advisory role in the Company’s risk management process, as a whole and at the committee level, and, in particular, the Board is responsible for monitoring and assessing strategic and operational risk exposures, including cybersecurity risk. The Board and committees rely on the representations of management, the external audit of our financial and operating results, our systems of internal control and our historic practices when assessing the Company’s risks. The Audit Committee oversees management of financial risk exposures and the steps management has taken to monitor and control these exposures, and additionally provides oversight of internal controls. The Compensation Committee, in conjunction with the Audit Committee, assesses and monitors whether any of the Company’s compensation policies and programs have the potential to encourage excessive risk-taking. While each committee is responsible for evaluating certain risks and overseeing the management of such risks, the entire Board is regularly informed about such risks by committee reports, as well as advice and counsel from expert advisors.

Certain Relationships and Related Party Transactions

Any transaction with a related person is subject to our written policy for transactions with related persons. Pursuant to such policy, our Audit Committee reviews in advance all related person transactions. The Audit Committee approves only those related person transactions that are determined to be in, or not inconsistent with, the best interests of the Company and its stockholders, taking into account all available facts and circumstances as the Audit Committee determines in good faith to be necessary. These facts and circumstances will typically include, but not be limited to: whether the transaction was undertaken in the ordinary course of business of the Company; the purpose and potential benefits of the transaction to the Company; the terms of the transaction and of comparable transactions that would be available to unrelated third parties or to employees generally; and the impact on a director’s independence in the event the related person is a director, an immediate family member of a director or an entity in which a director is a partner, stockholder or executive officer. In reviewing and approving such transactions, the Audit Committee shall obtain, or shall direct management to obtain on its behalf, all information that the Audit Committee believes to be relevant and important to a review of the transaction prior to its approval. The Audit Committee may adopt any further policies and procedures relating to the approval of related person transactions that it deems necessary or advisable from time to time.

Anti-Hedging and Anti-Pledging Policy

We maintain an insider trading policy that applies to our officers and directors that prohibits trading our securities when in possession of material non-public information. It also prohibits the hedging of our securities, including short sales or purchases or sales of derivative securities based on our securities, and, unless an exemption is approved by our Audit Committee, the pledging of our securities. Since the adoption of our insider trading policy, the Audit Committee has not granted any such exemptions to the policy’s general prohibition on pledging.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10 percent of a registered class of SG Blocks, Inc. equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Such officers, directors and persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms that they file with the SEC.

Based solely on a review of the copies of such forms that were received by us, or written representations from certain reporting persons that no Forms 5 were required for those persons, we are not aware of any failures to file reports or report transactions in a timely manner during the year ended December 31, 2019 except for the following: (i) Mr. Armstrong who filed a late Form 4 with respect to two transactions, both of which were grants of restricted stock units (“RSUs), (ii) Mr. Galvin who filed a late Form 4 with respect to three transactions, all of which were grants of RSUs, (iii) Mr. Potts who filed a late Form 4 with respect to one transaction, the grant of RSUs, and (iv) Mr. Shetty who filed a late Form 4 with respect to three transactions, all of which were grants of RSUs.

Code of Business Conduct and Ethics

Our Board has adopted a Code of Business Conduct and Ethics that applies to all of our employees, officers and directors, including our principal executive officer, principal financial officer and principal accounting officer. The Code of Business Conduct and Ethics is posted on our website at https://www.sgblocks.com under the “Investors—Corporate Governance” tab, and is available free of charge, upon request to our Corporate Secretary at SG Blocks, Inc., 195 Montague Street, 14th Floor, Brooklyn, New York 11201; telephone number: (646) 240-4235. Any substantive amendment of the Code of Business Conduct and Ethics, and any waiver of the Code of Business Conduct and Ethics for executive officers or directors, will be made only after approval by the Board or a committee of the Board and will be disclosed on our website. In addition, any such waiver will be disclosed within four days on a Form 8-K filed with the SEC if then required by applicable rules and regulations.

Item 11.	Executive Compensation

We are a “smaller reporting company” and the following compensation disclosure is intended to comply with the requirements applicable to smaller reporting companies. Although the rules allow us to provide less detail about its executive compensation program, the Compensation Committee is committed to providing the information necessary to help stockholders understand its executive compensation-related decisions. Accordingly, this section includes supplemental narratives that describe the 2019 executive compensation program for our named executive officers.

The following discussion and table relates to compensation arrangements on behalf of, and compensation paid by our Company to, Paul M. Galvin, Gerald Sheeran, Stevan Armstrong and Mahesh S. Shetty.

Summary Compensation Table

The following table sets forth all compensation awarded to, paid to or earned by the following named executive officers for the fiscal years ended December 31, 2019 and 2018:

Name and Principal Position	Year	Salary ($)		Bonus ($) (1)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($) (3)	All Other Compensation ($) (4)	Total ($)
Paul M. Galvin,	2019	$354,167	(6)	$—	$—	$—	$10,450	$364,617
Chairman and Chief Executive Officer	2018	$370,000	(5)	$127,500	$105,157	$93,624	$11,268	$707,549
Gerald Sheeran,	2019	$136,346	(7)	$—	$—	$—	$1,500	$137,846
Acting Chief Financial Officer and Controller	2018	$99,615		$—	$32,000	$22,500	$1,250	$155,365
Mahesh S. Shetty,	2019	$191,409	(6)	$—	$—	$—	$25,308	$216,717
Former President and Former Chief Financial Officer	2018	$300,000	(5)	$127,500	$104,118	$75,000	$15,100	$621,718
Stevan Armstrong,	2019	$114,786	(7)	$—	$—	$—	$1,500	$116,286
Chief Technology Officer	2018	$140,000		$30,000	$18,998	$11,667	$1,800	$202,465

(1)	Amounts in this column represent a special bonus payment, which was paid in RSUs, to each of Messrs. Galvin and Shetty of $127,500 and Mr. Armstrong of $30,000, as described further under “Narrative Disclosure to Summary Compensation Table — Special Retention Bonus Payments” below. Such RSUs will vest in three equal annual installments, beginning on December 31, 2020.

(2)	Represents the aggregate grant date fair value of stock options granted to the named executive officers in the applicable year computed in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures. For a description of the assumptions used in valuing these awards, see “Note 13 — Share-based Compensation” of the Notes to Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2019.
(3)	On March 22, 2019, the Compensation Committee approved payment of cash bonuses of $93,624 to Mr. Galvin, $75,000 to Mr. Shetty and $11,667 to Mr. Armstrong, based their achievement of the performance criteria described under “Narrative Disclosure to Summary Compensation Table — Bonus Payments” below. The Compensation Committee determined to pay each of these bonus payments in the form of RSUs, which vested on December 31, 2019.
(4)	For 2019, all other compensation consisted of: Mr. Galvin — automobile allowance of $8,800 and phone allowance of $1,650; Mr. Sheeran — phone allowance of $1,500; Mr. Shetty — automobile allowance of $6,116, phone allowance of $956, unused vacation time that was paid to Mr. Shetty after his departure from the Company of $14,236 and $4,000 in matching contributions under the Company’s qualified 401(k) plan; and Mr. Armstrong — phone allowance of $1,500. For 2018, all other compensation consisted of: Mr. Galvin — automobile allowance of $9,600 and phone allowance of $1,668; Mr. Sheeran — phone allowance of $1,250; Mr. Shetty — automobile allowance of $9,600, phone allowance of $1,500 and $4,000 in matching contributions under the Company’s qualified 401(k) plan; and Mr. Armstrong — phone allowance of $1,800.
(5)	During 2018, Messrs. Galvin and Shetty earned salary compensation of $370,000 and $300,000, respectively, for their duties as Chairman and Chief Executive Officer, and President and Chief Financial Officer, respectively. Messrs. Galvin and Shetty voluntarily deferred $110,400 and $106,856, respectively, of their annual base salary during 2018. Such deferred salary amounts were paid during 2019 in the form of RSUs. The RSUs received by Messrs. Galvin and Shetty for deferred salary vested on December 31, 2019.
(6)	During 2019, Messrs. Galvin and Shetty earned salary compensation of $354,167 and $191,409, respectively, for their duties as Chairman and Chief Executive Officer, and President and Chief Financial Officer, respectively. Messrs. Galvin and Shetty voluntarily deferred $170,547 and $58,031, respectively, of their annual base salary during 2019. Such deferred salary amounts of $35,000 and $58,031 were paid to Messrs. Galvin and Shetty in 2020.
(7)	During 2019, Messrs. Armstrong and Sheeran deferred salary of $14,333 and $5,000, respectively, of their annual base salary during 2019. Such deferred salary remains unpaid in 2020.

Narrative Disclosure to Summary Compensation Table

Following is a brief summary of each core element of the compensation program for our named executive officers.

Base Salary

We provide competitive base salaries that are intended to attract and retain key executive talent. Base salary levels depend on the executive’s position, responsibilities, experience, market factors, recruitment and retention factors, internal equity factors and our overall compensation philosophy. Effective January 1, 2017, we entered into employment agreements with Mr. Galvin, Mr. Shetty and Mr. Armstrong as described further below under “Employment Agreements.” On July 24, 2018, the Compensation Committee approved an increase to the annual base salary of Messrs. Galvin and Shetty, the Company’s President and Chief Financial Officer, retroactive to January 1, 2018. Mr. Galvin’s salary increased from $240,000 to $370,000, and Mr. Shetty’s from $220,000 to $300,000, effective January 1, 2018. Such increases were based on a competitive market assessment provided by Haigh & Company, the Compensation Committee’s independent compensation consultant. The peer group used to conduct such assessment, as recommended by Haigh & Company and approved by the Compensation Committee, consisted of the following companies, chosen based on, among other things, industry, market cap, revenue, net income and headcount:

ATRM Holdings Inc.	Huttig Building Products	Nobility Homes Inc.
BRT Apartments Corporation	Innovative Industrial Properties	Skyline Corporation
Cadus Corporation	Innsuites Hospitality Trust	Sotherly Hotels Inc.
Comstock Holding Companies	Inspired Builders Inc.	Surna Inc.
Condor Hospitality Trust	Limbach Holdings Inc.	Tecogen
First Real Estate Investment Trust	New Home Company	UCP Inc.

On August 22, 2019, the Board appointed Gerald Sheeran, the former Controller of the Company, as the acting Chief Financial Officer of the Company. We do not have a written agreement with Mr. Sheeran. Effective on August 21, 2019, the annual base salary of Mr. Sheeran increased from $120,000 to $180,000 as a result of his appointment to Acting Chief Financial Officer.

On December 1, 2019, the annual base salary for Mr. Galvin decreased from $370,000 to $180,000. The annual base salary for Mr. Sheeran decreased from $180,000 to $120,000 effective December 1, 2019.

Bonus Payments

On July 24, 2018, based on the assessment provided by Haigh & Company, the Compensation Committee also established the performance criteria for Messrs. Galvin and Shetty’s 2018 bonus awards and set their target bonus opportunity equal to 100% of base salary. The performance goals were based on the achievement of certain revenue, EBITDA and backlog results, which represented 45%, 35% and 20%, respectively, of the target award. Actual amounts payable for each component could range from 0% to 150% of the target award, based upon the extent to which performance under each component was below, met or exceeded the target, as determined by the Compensation Committee.

Although the Company did not have an assessment performed by a compensation consultant for 2019, it did rely on similar performance targets for determining 2019 bonuses. No bonus was earned by any named executive officer for 2019.

Special Retention Bonus Payments

On March 22, 2019, the Compensation Committee awarded special retention bonus payments, payable as RSUs, to Messrs. Galvin, Shetty and Armstrong having values of $127,500, $127,500 and $30,000, respectively, in recognition of their contributions to the Company and the Company’s 2018 performance. Such RSUs will vest in three equal annual installments, commencing December 31, 2020, and will be delivered within 90 days of when the executive is no longer employed by the Company. These payments are included in the Bonus column of the “Summary Compensation Table” of this Proxy Statement.

Stock Options

In the past, we generally offered stock options to our key employees, including our named executive officers, as the long-term incentive component of our compensation program. Our stock options allow key employees to purchase shares of our Common Stock at a price per share equal to the fair market value of our common stock on the date of grant, and may be intended to qualify as “incentive stock options” under the Internal Revenue Code.

Effective March 30, 2018, each of Messrs. Galvin, Shetty and Armstrong were granted options to purchase 4,108, 4,067 and 742 shares of Common Stock, respectively, with an exercise price of $92.2 per share. The options vest in equal quarterly installments over a two year period and fully vested by the end of December 2019, in accordance with the underlying option award agreement. The options were granted in connection with the Company’s performance during 2017, based upon certain revenue and net income targets.

Employment Agreements

The following discussion relates to compensation arrangements on behalf of, and compensation paid by the Company to, Messrs. Galvin, Shetty and Armstrong pursuant to the terms of their employment agreements with the Company:

Paul M. Galvin

We employ Mr. Galvin, our Chief Executive Officer and Chairman of the Board, pursuant to employment agreement, effective January 1, 2017. The employment agreement provided for an initial term of two years, with automatic renewals unless earlier terminated pursuant to the provisions of the employment agreement. The employment agreement originally provided for base compensation in the amount of $240,000 per year, which was increased to $370,000 in early 2019, but subsequently reduced to $180,000 in December 2019. The employment agreement also provides for incentive compensation at the discretion of our Board. The agreement provides for the payment of severance compensation in an amount equal to one year of his base annual salary, if his employment is terminated by the Company other than for “Cause,” as defined therein.

Gerald Sheeran

We do not have a written employment agreement with Mr. Sheeran. Effective on August 21, 2019, the annual base salary of Mr. Sheeran increased from $120,000 to $180,000 as a result of his appointment as the Company’s Acting Chief Financial Officer but subsequently reduced to $120,000 in December 2019

Stevan Armstrong

Since January 1, 2017 Mr. Armstrong has served as our Chief Technology Officer. His employment agreement that was effective as of January 1, 2017 provided for base compensation in the amount of $140,000 per year and incentive compensation at the discretion of our Board, which was reduced to $50,000 in November 2019. The employment agreement provided for an initial term of two years, with automatic renewals unless earlier terminated pursuant to the provisions of the employment agreement. Mr. Armstrong previously served as our President and Chief Operating Officer until his appointment as Chief Technology Officer, effective February 1, 2018. The employment agreement further provided for the payment of severance compensation equal to one year of his base annual salary if his employment is terminated by the Company other than for “Cause,” as defined therein. Mr. Armstrong currently provides services to us pursuant to the terms of a consulting agreement on a part-time basis. On April 13, 2019, we entered into a consulting agreement with SMA Development Group, LLC, an entity of which Mr. Armstrong is the sole member and manager pursuant to which Mr. Armstrong was retained to serve as our Chief technology Officer and provide services for a monthly fee of $4,166.67 plus a phone reimbursement of $75 per month. The agreement provided for an initial term that expired December 31, 2020, with automatic renewals of an additional three months unless earlier terminated pursuant to the provisions of the agreement.

Mahesh S. Shetty

We employed Mr. Shetty, our former Chief Financial Officer and President, pursuant to an employment agreement, effective January 1, 2017. The employment agreement provided for an initial term of two years, with automatic renewals unless earlier terminated pursuant to the provisions of the employment agreement. Effective February 1, 2018, Mr. Shetty was appointed President, in addition to his roles as Chief Financial Officer and member of the Board. Mr. Shetty’s employment agreement provided for base compensation in the amount of $180,000 per year, as later increased to $300,000, and incentive compensation at the discretion of our Board. The agreement further provides for the payment of severance compensation equal to one year of his base annual salary if his employment is terminated by the Company other than for “Cause,” as defined therein. On August 20, 2019, Mr. Shetty terminated his employment as President and Chief Financial Officer of the Company.

Retirement, Health, Welfare, and Additional Benefits

Our executive officers are eligible to participate in our employee benefit plans and programs, including medical benefits, flexible spending accounts, short and long-term disability and life insurance, to the same extent as our other full-time employees, subject to the terms and eligibility requirements of those plans. Our executive officers are also eligible to participate in a tax-qualified 401(k) defined contribution plan to the same extent as our other full-time employees. Currently, we do match contributions made by participants in the 401(k) plan or make other contributions to participant accounts.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding the outstanding option awards held by the named executive officers as of December 31, 2019:

	Options Awards						Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of shares or units of stock that have not vested (#)		Market value of shares or units of stock that have not vested (#)
Paul M. Galvin	3/22/2019	—		—	—	—	2,361	(9)	$7,414
	3/30/2018	4,108	(7)	—	$92.20	3/30/2028	—		—
	3/10/2017	5,298	(1)	—	$100.00	3/10/2027	—		—
	3/10/2017	3,973	(1)	—	$120.00	3/10/2027	—		—
	1/30/2017	4,841	(2)	—	$60.00	1/30/2027	—		—
	11/01/2016	4,914	(3)	—	$60.00	11/01/2026	—		—
	11/01/2016	667	(4)	—	$60.00	11/01/2026	—		—
Mahesh S. Shetty	3/30/2018	4,067	(7)	—	$92.20	3/30/2028	—		—
	3/10/2017	3,973	(1)	—	$100.00	3/10/2027	—		—
	3/10/2017	2,649	(1)	—	$120.00	3/10/2027	—		—
	1/30/2017	3,452	(2)	—	$60.00	1/30/2027	—		—
	11/01/2016	1,092	(5)	—	$60.00	11/01/2026	—		—
	11/01/2016	667	(4)	—	$60.00	11/01/2026	—		—
Stevan Armstrong	3/22/2019	—		—	—	—	556	(9)	$1,746
	3/30/2018	742	(7)	—	$92.20	3/30/2028	—		—
	1/30/2017	1,724	(2)	—	$60.00	1/30/2027	—		—
	11/01/2016	2,184	(6)	—	$60.00	11/01/2026	—		—
Gerald Sheeran	03/30/2018	729	(8)	521	$92.20	3/30/2028	—		—

(1)	In connection with a public offering by the Company, completed in June 2017, Messrs. Galvin and Shetty were each granted performance-based option awards, to vest upon the completion of certain conditions. A portion of the shares were granted at an exercise price to equal the price per share at which the public purchased shares in the offering ($100.00 per share), while the remainder were granted at an exercise price equal to 120% of such price per share ($120.00 per share). In September 2017, the Compensation Committee determined that each of Messrs. Galvin and Shetty met his respective performance conditions, and the option awards vested in full.
(2)	With respect to Mr. Galvin, 990 options vested on the grant date, while the remaining 3,851 vested in equal quarterly installments on the last day of each fiscal quarter following the date of grant over a two-year period. With respect to Mr. Shetty, 660 options vested on the grant date, while the remaining 2,792 vested in equal quarterly installments on the last day of each fiscal quarter following the date of grant over a two-year period. With respect to Mr. Armstrong, 660 vested on the grant date, while the remaining 1,064 vested in equal quarterly installments on the last day of each fiscal quarter following the date of grant over a two-year period. All options vested in full as of December 31, 2018.
(3)	Of these options, 2,184 vested on the grant date, while the remainder vest in three equal installments of 910 on the three anniversaries following the grant date. Such options vested in full as of November 1, 2019.
(4)	Messrs. Galvin and Shetty received these options in connection with their service as directors of the Company. The options vested in equal quarterly installments on the last day of each fiscal quarter following the date of grant and vested in full as of September 30, 2017.
(5)	Of these options, 546 vested on the date of grant, while the remaining 546 vested on February 21, 2017.
(6)	Of these options, 1,092 vested on the grant date, while the remainder vested in two equal installments of 546 on the anniversary of the grant date, and vested in full as of November 1, 2018.
(7)	These options vest in equal quarterly installments over a two year period, beginning March 31, 2018, and vested in full as of December 31, 2019.
(8)	These options vest in equal quarterly installments over a three year period, beginning March 30, 2018, and vest in full as of March 31, 2021.
(9)	The shares subject to these restricted stock units vest in three equal installments over a three year period, beginning December 31,2020, and vest in full as of December 31, 2022.

EQUITY COMPENSATION PLAN INFORMATION

As of December 31, 2019, the following securities issued under equity compensation were outstanding:

Plan Category	Number of Shares Issuable Upon Exercise of Outstanding Options, Warrants or Rights (a) (1)	Weighted- Average Exercise Price of Outstanding Options (b)	Number of Shares Remaining Available for Issuance Under Equity Compensation Plans (Excluding Shares Reflected in Column (a)) (c) (2)
Equity compensation plans approved by security holders	75,029	$81.26	47,331
Equity compensation plans not approved by security holders	—	—	—
Total	75,029	$81.26	47,331

(1)	Includes 53,170 shares issuable upon the exercise of options and 21,859 shares issuable upon the vesting of restricted stock units outstanding under the SG Blocks, Inc. Stock Incentive Plan.
(2)	Represents shares available for issuance under the SG Blocks, Inc. Stock Incentive Plan.

DIRECTOR COMPENSATION

Compensation Program

Our director compensation program is designed to attract and retain highly qualified directors and align their interests with those of our stockholders. We compensate directors who are not employed by the Company with a combination of cash and equity awards. Mr. Galvin did not receive any compensation for serving on our Board in 2019. Mr. Shetty did earn compensation for serving on our Board after his employment ended in 2019, which amount was a pro-rated to pay him for each full quarter for which he provided services as a director and was no longer an executive officer.

The Compensation Committee reviews the director compensation program and recommends proposed changes for approval by the Board. As part of this review, the Compensation Committee considers the significant amount of time expended, and the skill level required, by each director not employed by the Company in fulfilling his or her duties on the Board, each director’s role and involvement on the Board and its committees and the market compensation practices and levels of our peer companies.

During its annual review of the director compensation program in 2018, the Compensation Committee considered an analysis prepared by its independent consultant, Haigh & Company, which summarized director compensation trends for independent directors and pay levels at the same peer companies used to evaluate the compensation of our named executive officers. Following this review, and after considering the advice of Haigh & Company about market practices and pay levels, the Compensation Committee recommended, and the Board approved, the new compensation program for non-employee directors described below, which remained in effect during 2019.

Cash Fees

The Company’s directors did not receive a cash fee for serving on the Board previously to January 1, 2018. The following table sets forth the cash fee schedule for compensating non-employee directors, effective January 1, 2018, which remained in effect during 2019:

Annual Board Retainer	$30,000
Lead Independent Director	$10,000
Audit Committee Chair	$10,000
Compensation Committee Chair	$7,500
Nominating and Corporate Governance Committee Chair	$5,000

The above fees are to be paid quarterly in advance, in four equal installments, to each person serving as a non-employee director at the time when such payment is made. Beginning with the 2019 calendar year, non-employee directors may choose to receive the $30,000 annual Board retainer as equity in restricted stock units (“RSUs”), in either a $15,000 or $30,000 increment, effective January 15 of the year in which the annual cash retainer is otherwise earned. Among other things, each RSU granted represents the right to receive one share of Common Stock; vests one year after grant, subject to the recipient’s continued service as a director of the Company through such date; and is payable six months after the termination of the director from the Board or death or disability. Directors receive no additional per-meeting fee for Board or committee meeting attendance.

Annual Equity Awards

In addition, pursuant to the SG Blocks, Inc. Stock Incentive Plan, non-employee directors will receive an annual grant of RSUs (the “Equity Awards”), with a grant date value of $30,000. The grant date of the Equity Awards will generally be the date of the Company’s annual meeting of stockholders during the year of grant. The Equity Awards will be granted pursuant to the form of Restricted Share Unit Agreement (the “RSU Agreement”) adopted by the Board in connection with the new compensation arrangements. Among other things, the RSU Agreement provides that each Equity Award (i) represents the right to receive one share of Common Stock per RSU granted; (ii) vests on the earlier of (A) the first anniversary of the date of grant or (B) the date of the annual meeting of the Company’s stockholders that occurs in the year immediately following the date of grant, subject to the recipient’s continued service as a director of the Company through such date; and (iii) is payable six months after the termination of the director from the Board or death or disability.

The Equity Awards for 2019 service were granted on June 5, 2019 to the non-employee directors serving as of the conclusion of the Company’s annual meeting of stockholders held on June 5, 2019, with each such director receiving a grant of 1,838 RSUs, and will vest on the date of the 2020 Annual Meeting.

Additional Compensation

In connection with special committees that the Board may form from time to time in connection with various transactions or undertakings, the Board may award additional compensation to the directors, in its discretion, for membership on such special committees. The Board may, from time to time, grant additional merit-based cash or equity compensation to non-employee directors for extraordinary service. All directors are reimbursed for expenses incurred in connection with each Board and committee meeting attended.

Director Compensation Table The following table sets forth information regarding all forms of compensation that were both earned by and paid to our non-employee directors during the year ended December 31, 2019. The compensation arrangements for Mr. Galvin is disclosed in the Summary Compensation Table set forth in the “Executive Compensation” section of this Annual Report on Form 10-K/A. The compensation arrangements for Mr. Shetty with respect to fees paid as a director while he served as a named executive officer is disclosed in the Summary Compensation Table set forth in the “Executive Compensation” section of this this Annual Report on Form 10-K/A. Mr. Galvin did not receive compensation for his services as a director during the year ended December 31, 2019. Mr. Shetty earned compensation set forth in the chart below for his services as a director in the fourth quarter of 2019, after he no longer served as an executive officer.

Name	Fees Earned or Paid in Cash ($)	Stock Awards (1)	All Other Compensation ($)	Total
Balan R. Ayyar (2)	$22,500	$32,713	$—	$55,213
Yaniv Blumenfeld (4)	$30,000	$33,785	$—	$63,785
Christopher Melton (5)	$45,000	$32,713	$—	$77,713
A. Richard Moore, Jr. (3)	$23,750	$32,713	$—	$56,463
James C. Potts (6)	$33,750	$47,368	$—	$81,118
Mahesh S. Shetty (7)	$7,500	$—	$—	$7,500

(1)	This column indicates the aggregate grant date fair value, as determined in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation — Stock Compensation (“FASB ASC Topic 718”), of the RSUs granted in June 2019. See “Note 13 — Share-based Compensation” of the Notes to Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2019 for an explanation of the assumptions made in valuing these awards. Each of our current non-employee directors serving at the time of the 2019 Annual Meeting received a grant of 1,838 RSUs, effective June 5, 2019, which will vest on the date of the 2020 Annual Meeting.
(2)	Mr. Ayyar voluntarily resigned from the Board November 6, 2019, at which time his unvested RSUs were forfeited and were no longer outstanding.
(3)	Mr. Moore voluntarily resigned from the Board August 19, 2019, at which time his unvested RSUs were forfeited and were no longer outstanding.
(4)	Amount includes fees ($15,000 for Mr. Blumenfeld) earned for Board and committee service in fiscal 2019 of which ($10,000) remains unpaid in 2020. In addition, Mr. Blumenfeld elected to receive half of the annual board retainer fee ($15,000) in the form of RSUs on January 15, 2019, which $15,000 is included in the $30,000 of fees earned by Mr. Blumenfeld in 2019. The fair value of the RSUs at grant date exceeded the award value by $1,072, which $1,072 is included in the stock awards column.
(5)	Amount includes fees ($5,000 for Mr. Melton) earned for Board and committee services in fiscal 2019 of which (5,000) remains unpaid in 2020.
(6)	Amount includes fees ($11,250 for Mr. Potts) earned for Board and committee services in fiscal 2019 that remains unpaid in 2020. Mr. Potts was granted 271 RSUs with a total award value of $14,656 effective February 2019 for serving on the Board, which vested on the date of the 2019 Annual Meeting.
(7)	Amount includes fees ($7,500 for Mr. Shetty) earned for Board services in fiscal 2019 that remains unpaid in 2020.

The aggregate number of option and stock awards outstanding (including exercisable and unexercised stock options and vested and unvested RSUs) as of December 31, 2019 for each non-employee director was as follows:

Name	Option Awards (#)	Stock Awards (#)
Balan R. Ayyar	833 (all exercisable)	280 RSUs
Yaniv Blumenfeld	—	2,372 RSUs
Christopher Melton	833 (all exercisable)	2,117 RSUs
A. Richard Moore, Jr.	—	280 RSUs
James C. Potts	—	2,109 RSUs

Options granted to Mr. Moore during his service on our Board that were exercisable at the time he departed from the Board terminated 90 days after his service ended on August 19, 2019 and were no longer outstanding at December 31, 2019.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Management and Certain Beneficial Owners

Unless otherwise indicated the mailing address of each of the stockholders below is c/o SG Blocks, Inc., 195 Montague Street, 14th Floor, Brooklyn, New York 11201. Except as otherwise indicated, and subject to applicable community property laws, except to the extent authority is shared by both spouses under applicable law, the Company believes the persons named in the table have sole voting and investment power with respect to all shares of common stock held by them.

The following table sets forth the number of shares of Common Stock beneficially owned as of April 14, 2020 by: (i) each person known by the Company to own beneficially more than 5% of the outstanding shares of common stock; (ii) each director of the Company; (iii) each executive officer of the Company; and (iv) all directors and executive officers of the Company as a group. The information is determined in accordance with Rule 13d-3 promulgated under the Exchange Act. Except as indicated below, the stockholders listed possess sole voting and investment power with respect to their shares of common stock.

			Total
		Shares	Number of
		subject to	Shares
	Common	Options &	Beneficially	Percentage
Name of Beneficial Owner(1)	Stock	RSU	Owned	Ownership
Executive Officers & Directors

Paul M. Galvin, Chairman and Chief Executive Officer(2)	6,170	23,800	29,970	1.8%
Yaniv Blumenfeld, Director(3)	1,556	1,838	3,394	*
Christopher Melton, Director(4)	557	2,671	3,228	*
James C. Potts, Director(5)	271	1,838	2,109	*
Mahesh S. Shetty, Director (Former President and Chief Financial Officer)(6)	5,729	15,900	21,629	1.3%
Stevan Armstrong, Chief Technology Officer(7)	822	4,650	5,472	*
Gerald Sheeran, Acting Chief Financial Officer(8)	417	729	1,146	*

All Executive Officers and Directors, as a group (7 persons)	15,522	51,426	66,948	4.0%

5% or Greater Stockholders
Larry G. Swets, Jr.(9)	143,157	—	—	8.9%
Empery Asset Management, LP and affiliates(10)	120,000	—	—	7.5%
Altium Growth Fund, LP (11)	116,500	—	—	7.2%

*	Less than 1% ownership interest

(1)	The number of shares and the percent beneficially owned by each entity or individual are based upon 1,610,524 shares of Common Stock outstanding and assume the exercise of all exercisable options and vesting of all outstanding time-based restricted stock units (including those that would be exercisable or vested within 60 days of April 14, 2020). The percent beneficially owned is a fraction, the numerator of which is the number of shares of Common Stock beneficially owned by each entity or individual (including any exercisable options, as described herein) and the denominator of which is the number of outstanding shares of Common Stock plus the number of shares of Common Stock which would be issued upon (i) exercise by the subject entity or individual of such entity or individual’s own options and warrants and (ii) vesting of outstanding time-based restricted stock units. This method of computing the percent beneficially owned results in the aggregate ownership percentages of all owners exceeding 100%.
(2)	Includes 5,663 shares of Common Stock held directly by Mr. Galvin and 507 shares held by TAG Partners, LLC (“TAG”), an investment partnership formed for the purpose of investing in the Company. Mr. Galvin is a managing member of and has a controlling interest in TAG and may be deemed to beneficially own the share of Common Stock held by TAG, over which he has shared voting and dispositive power. Mr. Galvin disclaims beneficial ownership of the shares of Common Stock held by TAG except to the extent of his pecuniary interest therein. Also includes 23,800 options to purchase our common shares presently exercisable or exercisable within 60 days of April 14, 2020. Does not include 13,692 unvested RSUs that will not vest within 60 days of April 14, 2020.
(3)	Includes 1,556 shares of Common Stock directly held by Mr. Blumenfeld. Includes 1,838 RSUs that will vest within 60 days of April 14, 2020. Does not include 4,000 unvested RSUs that will not vest within 60 days of April 14, 2020.
(4)	Includes 20 shares of Common Stock held in Mr. Melton’s retirement account, which Mr. Melton indirectly owns, and 537 shares of Common Stock held directly by Mr. Melton and 1,838 RSUs that will vest within 60 days of April 14, 2020. Includes 833 options held by Mr. Melton to purchase our Common Stock presently exercisable or exercisable within 60 days of April 14, 2020. Does not include 4,000 unvested RSUs that will not vest within 60 days of April 14, 2020.

(5)	Includes 271 of Common Stock held by Mr. Potts. Includes 1,838 RSUs that will vest within 60 days of April 14, 2020. Does not include 4,000 unvested RSUs that will not vest within 60 days of April 14, 2020.
(6)	Includes 5,729 shares of Common Stock held directly by Mr. Shetty and 15,900 options to purchase our Common Stock presently exercisable or exercisable within 60 days of April 14, 2020. Mr. Shetty separated as an officer from our company on August 20, 2019 but remains a director.
(7)	Includes 216 shares of Common Stock held directly by Mr. Armstrong and 606 shares of Common Stock held by SMA Development Group, LLC, an entity controlled by Mr. Armstrong. Mr. Armstrong and SMA Development Group, LLC, share voting and dispositive power over such shares. Mr. Armstrong disclaims beneficial ownership of such shares, except to the extent of his pecuniary interest therein, and this shall not be deemed to be an admission that Mr. Armstrong is the beneficial owner of such shares. The business address for SMA Development Group, LLC, is 912 Bluff Road, Brentwood, Tennessee 37027. Also includes 4,650 options to purchase Common Stock presently exercisable or exercisable within 60 days of April 14, 2020. Does not include 556 unvested RSUs that will not vest within 60 days of April 14, 2020.
(8)	Includes 417 shares of Common Stock held by Mr. Sheeran. Also includes 729 options to purchase Common Stock presently exercisable or exercisable within 60 days of April 14, 2020. Does not include 3,000 unvested RSUs that will not vest within 60 days of April 14, 2020.
(9)	Share ownership information is based on information contained in a Schedule 13D/A filed with the SEC on April 2, 2020 by Larry G. Swets, Jr. The principal business address of Mr. Swets is 105 S. Maple, Itasca, Illinois 60143.
(10)	Share ownership information is based on information contained in a Schedule 13G filed with the Securities and Exchange Commission on April 3, 2020 by Empery Asset Management, LP (the “Investment Manager”), Ryan M. Lane and Martin D. How with respect to the shares of our common stock held by funds to which the Investment Manager serves as investment manager (the “Empery Funds”). The Investment Manager, which serves as the investment manager to the Empery Funds, may be deemed to be the beneficial owner of all shares of common stock held by the Empery Funds. Each of Mr. Lane and Mr. How, as Managing Members of the General Partner of the Investment Manager with the power to exercise investment discretion, may be deemed to be the beneficial owner of all shares of common stock held by the Empery Funds. The principal business address of the Investment Manager is 1 Rockefeller Plaza, Suite 1205, New York, New York 10020.
(11)	Share ownership information is based on information contained in a Schedule 13G filed with the Securities and Exchange Commission on April 10, 2020 by Altium Growth Fund, LP, Altium Capital Management, LLC, and Altium Growth GP, LLC (collectively, the “Altium Entities”). Altium Growth Fund, LP is the record and direct beneficial owner of these securities. Altium Capital Management, LP is the investment adviser of, and may be deemed to beneficially own securities, owned by, Altium Growth Fund, LP. Altium Growth GP, LLC is the general partner of, and may be deemed to beneficially own securities owned by, Altium Growth Fund, LP. The address of the principal business office of each of the Altium Entities is 152 West 57 Street, FL 20, New York, NY 10019.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

Pursuant to our Audit Committee charter, our Audit Committee shall review on an on-going basis our policies and procedures for reviewing and approving or ratifying all “Related Party Transactions” (defined as transactions required to be disclosed pursuant to Item 404 of Regulation S-K), including the Company’s Related Person Transaction Policy, and recommend any changes to the Board. In accordance with our Related Person Transaction Policy and Nasdaq Rule 4350 (h), the Audit Committee shall conduct appropriate review and oversight of all related person transactions for potential conflict of interest situations on an ongoing basis.

The following is a summary of transactions since January 1, 2018 to which we have been a party in which the amount involved exceeded $120,000 and in which any of our executive officers, directors or beneficial holders of more than five percent of our capital stock had or will have a direct or indirect material interest, other than compensation arrangements and equity awards granted to our executive officers and directors during 2018 and 2019 that are described under the sections of this Annual Report on Form 10-K/A entitled “Part III—Item 11. “Executive Compensation” and “Part III—Item 11. “Director Compensation.”

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

The Company Note and Galvin Note were issued pursuant to the Loan Agreement and Promissory Note, dated October 3, 2019, as amended on October 15, 2019 and November 7, 2019 by and between the CPF GP and the Company, and bear interest at five percent (5%) per annum, payable, together with the unpaid principal amount of the promissory notes, on the earlier of the July 31, 2023 maturity date or upon the liquidation, redemption sale or issuance of a dividend upon the LLC interests in CPF MF 2019-1 LLC, a Texas limited liability company of which CPF GP is the general partner. The terms of the Galvin Note, however, provide that all interest payments due to Mr. Galvin under the Galvin Note shall be paid directly to, and for the benefit of, the Company. In connection with the issuance of the Company Note and the Galvin Note, CPF GP, the Company and Mr. Galvin entered into a Security Agreement, dated January 21, 2020, pursuant to which CPF GP granted a security interest in its LLC interests in CPF MF 2019-1 LLC to the Company and Mr. Galvin to secure its obligations thereunder.

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

Independence of the Board of Directors

Our Board of Directors undertook a review of the independence of the members of our Board of Directors and considered whether any director has a material relationship with our company that could compromise his ability to exercise independent judgment in carrying out his responsibilities. Based on such review, the Board has determined that each of Messrs. Blumenfeld, Melton, and Potts qualifies as “independent” in accordance with applicable Nasdaq Listing Rules and SEC rules and regulations. See the section of this Annual Report on Form 10-K/A entitled “Part III—Item 10. Directors, Executive Officers and Corporate Governance—The Board and its Committee—Director Independence” for a more detailed discussion of our independent directors.

Item 14.	Principal Accounting Fees and Services

Independent Registered Public Accounting Firm Fees

The following table sets forth the aggregate fees for professional service rendered by Whitley Penn for each of the last two fiscal years:

	2019	2018
Audit fees (1)	$243,128	$149,760
Audit-related fees (2)	—	—
Tax fees (3)	—	—
All other fees (4)	—	—
Totals	$243,128	$149,760

(1)	Audit fees include fees paid to Whitley Penn for professional services rendered for the audit for our annual financial statements and reviews of the financial statements included in our Quarterly Reports on Form 10-Q and fees related to securities registration statements and related comfort letter procedures.
(2)	Audit-related fees principally involve other assurance and related services.
(3)	Tax services include tax compliance and tax planning consulting services. No tax services were performed for us by Whitley Penn in 2019 or 2018.
(4)	No other services were performed for us by Whitley Penn in 2019 or 2018.

As discussed in “Part III—Item 10. The Board and its Committees—Board and Committee Responsibilities—Audit Committee,” the Audit Committee has implemented pre-approval procedures consistent with the rules adopted by the SEC. The Audit Committee has determined that the provision of the services by Whitley Penn reported hereunder had no impact on its independence.

Part IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(3) Exhibits.

The exhibits listed in the Exhibit Index of the Original Filing and the exhibits listed in the Exhibit Index of this Amendment No. 1 appearing below after the Signature page are filed with, and incorporated by reference in, this Annual Report on Form 10-K/A.

Signature

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of April 2020.

SG BLOCKS, INC.

By:	/s/ Paul M. Galvin
Paul M. Galvin
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

EXHIBIT INDEX

The following Exhibits are included in this Amendment No. 1

Exhibit Number	Description of Exhibits

31.3*	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4*	Certification by Acting Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.