Form 10-Q
period 2020-03-31
SG BLOCKS, INC.
filed 2020-05-14
CIK 1023994

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☒     No  ☐

As of May 12, 2020, the issuer had a total of 7,610,524 shares of the registrant’s common stock, $0.01 par value, outstanding.

SG BLOCKS, INC.

FORM 10-Q

1

PART I. FINANCIAL INFORMATION

ITEM 1.     Financial Statements

SG BLOCKS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	March 31, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$398,737	$1,625,671
Accounts receivable, net	1,094,713	1,101,185
Contract assets	12,660	106,015
Prepaid expenses and other current assets	145,378	73,938
Total current assets	1,651,488	2,906,809

Property, plant and equipment, net	10,823	11,747
Goodwill	1,223,520	1,223,520
Long-term note receivable	404,863	—
Intangible assets, net	2,262,525	2,298,805
Deferred contract costs, net	183,533	193,730
Total Assets	$5,736,752	$6,634,611

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,748,182	$2,105,505
Contract liabilities	137,206	168,957
Total current liabilities	1,885,388	2,274,462

Long-term note payable	200,000	—
Total liabilities	2,085,388	2,274,462

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $1.00 par value, 5,405,010 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 25,000,000 shares authorized; 1,170,524 issued and outstanding as of March 31, 2020 and 1,157,890 issued and outstanding as of December 31, 2019.	11,705	11,579
Additional paid-in capital	21,970,903	21,932,387
Accumulated deficit	(18,331,244)	(17,583,817)
Total stockholders’ equity	3,651,364	4,360,149
Total Liabilities and Stockholders’ Equity	$5,736,752	$6,634,611

The accompanying notes are an integral part of these condensed consolidated financial statements.

2

SG BLOCKS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2020	2019
	(Unaudited)	(Unaudited)
Revenue:
Construction services	$89,341	$1,658,074
Engineering services	109,415	77,050
Total	198,756	1,735,124

Cost of revenue:
Construction services	71,911	1,159,229
Engineering services	80,864	31,790
Total	152,775	1,191,019

Gross profit	45,981	544,105

Operating expenses:
Payroll and related expenses	271,808	638,550
General and administrative expenses	491,314	333,000
Marketing and business development expense	32,338	47,359
Pre-project expenses	—	15,931
Total	795,460	1,034,840

Operating loss	(749,479)	(490,735)

Other income (expense):
Interest expense	(2,811)	—
Interest income	4,863	—
Total	2,052	—

Loss before income taxes	(747,427)	(490,735)
Income tax expense	—	—

Net loss	$(747,427)	$(490,735)

Net loss per share - basic and diluted:
Basic and diluted	$(0.64)	$(2.30)

Weighted average shares outstanding:
Basic and diluted	1,165,470	213,002

The accompanying notes are an integral part of these condensed consolidated financial statements.

3

SG BLOCKS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	$0.01 Par Value Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2018	213,002	$2,130	$17,741,214	$(10,663,277)	$7,080,067
Stock-based compensation	—	—	216,808	—	216,808
Net loss	—	—	—	(490,735)	(490,735)
Balance at March 31, 2019	213,002	$2,130	$17,958,022	$(11,154,012)	$6,806,140

Balance at December 31, 2019	1,157,890	$11,579	$21,932,387	$(17,583,817)	$4,360,149
Stock-based compensation	—	—	38,764	—	38,764
Conversion of restricted stock units to common stock	12,672	126	(126)	—	—
Reverse stock split settlement	(38)	—	(122)	—	(122)
Net loss	—	—	—	(747,427)	(747,427)
Balance at March 31, 2020	1,170,524	$11,705	$21,970,903	$(18,331,244)	$3,651,364

The accompanying notes are an integral part of these condensed consolidated financial statements.

4

SG BLOCKS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	For the Three Months Ended March 31, 2020	For the Three Months Ended March 31, 2019
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(747,427)	$(490,735)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	924	3,165
Amortization of intangible assets	36,280	36,281
Amortization of deferred license costs	10,197	—
Interest income on long-term note receivable	(4,863)	—
Stock-based compensation	38,764	162,493
Changes in operating assets and liabilities:
Accounts receivable	6,472	(1,210,288)
Contract assets	93,355	247,901
Prepaid expenses and other current assets	(71,440)	205,641
Accounts payable and accrued expenses	(357,323)	(317,983)
Contract liabilities	(31,751)	245,594
Net cash used in operating activities	(1,026,812)	(1,117,931)

Cash flows provided by investing activities:
Advances in note receivable	(400,000)	—
Net cash used in investing activities	(400,000)	—

Cash flows from financing activities:
Proceeds from long-term note payable	200,000	—
Settlement of common stock from reverse stock split	(122)	—
Net cash provided by financing activities	199,878	—

Net decrease in cash and cash equivalents	(1,226,934)	(1,117,931)

Cash and cash equivalents - beginning of period	1,625,671	1,368,395

Cash and cash equivalents - end of period	$398,737	$250,464

Supplemental disclosure of non-cash operating activities:
Non-cash conversion of accrued salary to restricted stock units	$—	$54,315

The accompanying notes are an integral part of these condensed consolidated financial statements.

5

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2020 and 2019 (Unaudited)

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

Reverse Stock Split

On February 5, 2020, the Company effected a 1-for-20 reverse stock split of its then-outstanding common stock, which has since been converted. All share and per share amounts set forth in the condensed consolidated financial statements of the Company have been retroactively restated to reflect the 1-for-20 reverse stock split as if it had occurred as of the earliest period presented and unless otherwise stated, all other share and per share amounts for all periods presented in this Quarterly Report have been adjusted to reflect the reverse stock split effected in February 2020.

As of March 31, 2020, the Company had 1,170,524 shares of common stock issued and outstanding.
6

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2020 and 2019 (Unaudited)

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

As of March 31, 2020, the Company had cash and cash equivalents of $398,737 and a backlog of approximately $17.5 million. See Note 11 for a discussion of construction backlog. Based on our conversations with key customers, the Company anticipates its backlog to convert to revenue over the following period:

2020
Within 1 year	$2,054,473
1 to 2 years	10,285,000
Thereafter	5,142,500
Total Backlog	$17,481,973

The Company completed an equity offering in April 2019 and in August 2019, which resulted in net proceeds of approximately $1,136,014. See Note 12 for a discussion of these offerings. The Company completed a Securities Purchase Agreement in November 2019, which resulted in net proceeds of approximately $326,250. See Note 10 for a discussion on this securities purchase agreement. The Company completed a public offering in December 2019, which resulted in net proceeds of approximately $2,117,948.  See Note 12 for a discussion on this public offering. The Company completed a public offering in April and May 2020, which resulted in net proceeds of approximately $1,509,200, and $13,475,000, respectively. See Note 16 for a discussion on these public offerings. The Company believes that it has adequate cash balances to meet obligations coming due in the next twelve months and further intends to meet its capital needs by containing costs, entering into strategic alliances, as well as exploring other options, including the possibility of raising additional debt or equity capital as necessary. There is, however, no assurance the Company will be successful in meeting its capital requirements prior to becoming cash flow positive.  The Company does not have any additional sources secured for future funding, and if it is unable to raise the necessary capital at the times it requires such funding, it may need to materially change its business plan, including delaying implementation of aspects of such business plan or curtailing or abandoning such business plan altogether.

With the global spread of the ongoing novel coronavirus ("COVID-19") pandemic in the first quarter of 2020, the Company has implemented business continuity plans designed to address and mitigate the impact of the COVID-19 pandemic on its employees and business. The Company is experiencing delays in projects due to the COVID-19. Any quarantines, the timing and length of containment and eradication solutions, travel restrictions, absenteeism by infected workers, labor shortages or other disruptions to the Company's suppliers and contract manufacturers or customers would likely adversely impact the Company's sales and operating results and result in further project delays. In addition, the pandemic could result in an economic downturn that could affect the ability of the Company's products. Order lead times could be extended or delayed and pricing could increase. Some products or services may become unavailable if the regional or global spread were significant enough to prevent alternative sourcing. Accordingly, the Company is considering alternative product sourcing in the event that product supply becomes problematic. The Company expects this global pandemic to have an impact on the Company's revenue and results of operations, the size and duration of which the Company is currently unable to predict. In addition, to the extent the ongoing COVID-19 pandemic adversely affects the Company's business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties which the Company faces.
7

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2020 and 2019 (Unaudited)

3.	Summary of Significant Accounting Policies

Basis of presentation and principals of consolidation – The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 8 Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. The condensed financial statements and notes should be read in conjunction with the financial statements and notes for the year ended December 31, 2019 included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission on March 30, 2020. In the opinion of management, all adjustments, consisting of normal accruals, considered necessary for a fair presentation of the interim financial statements have been included. Results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

Recently adopted accounting pronouncements - New accounting pronouncements implemented by the Company are discussed below or in the related notes, where appropriate.

In August 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2018-13, “Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”). This ASU amends ASC 820 to add, remove and modify certain disclosure requirements for fair value measurements. For example, public companies will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. The Company adopted ASU 2018-13 effective January 1, 2020. The adoption of this guidance did not have a material impact on the Company's financial position, results of operations or cash flow.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This update will require the measurement of all expected credit losses for financial assets, including trade receivables, held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. The guidance was initially effective for the Company for annual reporting periods beginning after December 15, 2019 and interim periods within those fiscal years. In November 2019, the FASB issued ASU 2019-10, “Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates,” which, among other things, defers the effective date of ASU 2016-13 for public filers that are considered smaller reporting companies as defined by the SEC to fiscal years beginning after December 15, 2022, including interim periods within those years. Early adoption is permitted. The Company adopted ASU 2016-13 effective January 1, 2020. The adoption of this guidance did not have a material impact on the Company's financial position, results of operations or cash flow.

Accounting estimates – The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Significant areas that require the Company to make estimates include revenue recognition, stock-based compensation, stock warrants liabilities and allowance for doubtful accounts. Actual results could differ from those estimates.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2020 and 2019 (Unaudited)

3.	Summary of Significant Accounting Policies (continued)

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

On October 3, 2019, the Company entered into an Exclusive License Agreement (“ELA” ) pursuant to which it granted an exclusive license for its technology as outlined in the ELA. The ELA is described below. Under the ELA, the Company will receive royalty payments based upon gross revenues earned by the licensee for commercialized products within the field of design and project management platforms for residential use, including single-family residences and multi-family residences, but excluding military housing. The Company has determined that the ELA grants the licensee a right to access the Company’s intellectual property throughout the license period (or its remaining economic life, if shorter), and thus recognizes revenue over time as the licensee recognizes revenue and the Company has the right to payment of royalties. No revenue has been recognized under the ELA for the three months ended March 31, 2020.

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

The Agreement also provides that CMC has engaged the Company to build and design, in the aggregate, approximately 100 residential and commercial units at 1100 Ridge Avenue, Atlanta, Georgia, which is known as the “Ridge Avenue, Atlanta Project.” The total value of the project is $16,900,000. The project is a residential project but not subject to the Company’s Exclusive License Agreement, dated October 3, 2019.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2020 and 2019 (Unaudited)

3.	Summary of Significant Accounting Policies (continued)

Disaggregation of Revenues

The Company’s revenues are principally derived from construction and engineering contracts related to Modules. The Company's contracts are with customers in various industries.

The following tables provide further disaggregation of the Company’s revenues by categories:

	Three Months Ended March 31,
Revenue by Customer Type	2020		2019

Multi-Family (includes Single-Family)	$30,672	15%	$70,873	4%
Office	40,850	21%	1,125,603	65%
Retail	121,070	61%	530,659	31%
Special Use	—	—	6,812	—%
Other	6,164	3%	1,177	—
Total revenue by customer type	$198,756	100%	$1,735,124	100%

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

Contract assets include unbilled amounts from long-term construction services when revenue recognized under the cost-to-cost measure of progress exceeds the amounts invoiced to customers, as the amounts cannot be billed under the terms of our contracts. Such amounts are recoverable from customers based upon various measures of performance, including achievement of certain milestones, completion of specified units or completion of a contract. Contract assets are generally classified as current within the condensed consolidated balance sheets.

Contract liabilities from construction and engineering contracts occur when amounts invoiced to customers exceed revenues recognized under the cost-to-cost measure of progress. Contract liabilities additionally include advanced payments from customers on certain contracts. Contract liabilities decrease as the Company recognizes revenue from the satisfaction of the related performance obligation. Contract liabilities are generally classified as current within the condensed consolidated balance sheet.

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

For the Three Months Ended March 31, 2020 and 2019 (Unaudited)

3.	Summary of Significant Accounting Policies (continued)

Deferred Contract Costs - Prior to entering into the ELA, the Company was subject to an agreement to construct and develop a certain property (“Original Agreement”), which now is subject to the ELA. Because of this, the Company is no longer obliged to its Original Agreement. Upon entering the ELA, the Company had an outstanding accounts receivable balance of $306,143, which was forfeited and recognized this amount as deferred contract costs. This amount was offset by $102,217, which was reimbursement from the licensee for project costs on this project.  The Company incurred total deferred contract costs of $203,926.  The Company considered this amount an incremental cost of obtaining that ELA, because the Company expects to recover those costs through future royalty payments. The Company plans to amortize the asset over sixty months, which is the initial term of the ELA because the asset relates to the services transferred to the customer during the contract term. As of March 31, 2020, accumulated amortization related to deferred contract costs amounted to $20,393. During the three months ended March 31, 2020, amortization expense relating to the deferred contract costs amounted to $10,197 and is included in general and administrative expenses on the accompanying condensed consolidated statement of operations.

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

For the Three Months Ended March 31, 2020 and 2019 (Unaudited)

3.	Summary of Significant Accounting Policies (continued)

Cash and cash equivalents – The Company considers cash and cash equivalents to include all short-term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less upon acquisition. Cash and cash equivalents totaled $398,737 as of March 31, 2020 and $1,625,671 as of December 31, 2019.

Short-term investment – The Company classifies investments consisting of a certificate of deposit with a maturity greater than three months but less than one year as short-term investment.  The Company had no short-term investment as of March 31, 2020 or December 31, 2019, respectively.

Accounts receivable and allowance for doubtful accounts – Accounts receivable are receivables generated from sales to customers and progress billings on performance type contracts. Amounts included in accounts receivable are deemed to be collectible within the Company’s operating cycle. The Company recognizes accounts receivable at invoiced amounts.

The allowance for doubtful accounts reflects the Company's best estimate of expected losses inherent in the accounts receivable balances. Management provides an allowance for doubtful accounts based on the Company’s historical losses, specific customer circumstances, and general economic conditions. Periodically, management reviews accounts receivable and adjusts the allowance based on current circumstances and charges off uncollectible receivables when all attempts to collect have been exhausted and the prospects for recovery are remote. Recoveries are recognized when they are received. Actual collection losses may differ from our estimates and could be material to our condensed consolidated financial position, results of operations, and cash flows.

Inventory – Raw construction materials (primarily shipping containers) are valued at the lower of cost (first-in, first-out method) or net realizable value. Finished goods and work-in-process inventories are valued at the lower of cost or net realizable value, using the specific identification method. There was no inventory as of March 31, 2020 or December 31, 2019, respectively.

Goodwill – The Company performs its impairment test of goodwill at the reporting unit level each fiscal year, or more frequently if events or circumstances change that would more likely than not reduce the fair value of its reporting unit below its carrying values. The Company performs a goodwill impairment test by comparing the fair value of the reporting unit with its carrying value and recognizes an impairment charge for the amount by which the carrying value exceeds the fair value, not to exceed the total amount of goodwill. The amount by which the carrying value of the goodwill exceeds its implied fair value, if any, is recognized as an impairment loss. The Company’s evaluation of goodwill completed during the year ended December 31, 2019 resulted in impairment loss of $2,938,653, which represents the total goodwill impairment loss to date.  The impairment loss was due to a deterioration in the Company's estimated future cash flows. There were no impairments during the three months ended March 31, 2020. The Company has taken the recent COVID-19 pandemic into consideration when determining impairment.
12

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2020 and 2019 (Unaudited)

3.	Summary of Significant Accounting Policies (continued)

Intangible assets – Intangible assets consist of $2,766,000 of proprietary knowledge and technology, which is being amortized over 20 years and $1,113,000 of customer contracts, which has been amortized over 2.5 years, and is fully amortized. In addition, included in intangible assets is $28,820 of trademarks and $5,300 of website costs that are being amortized over 5 years. The Company evaluated intangible assets for impairment during the year ended December 31, 2019, and determined that there were no impairment losses. There was no impairment during the three months ended March 31, 2020. The accumulated amortization as of March 31, 2020 and 2019 was $1,650,595 and $1,505,472, respectively. The amortization expense for the three months ended March 31, 2020 and 2019 was $36,280 and $36,281 respectively. The estimated amortization expense for the successive five years is as follows:

For the year ending December 31,:
2020	$108,843
2021	145,124
2022	140,801
2023	139,007
2024	138,300
Thereafter	1,590,450
$2,262,525

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

For the Three Months Ended March 31, 2020 and 2019 (Unaudited)

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

Transfer into and transfers out of the hierarchy levels are recognized as if they had taken place at the end of the reporting period. There were no transfers into or out of the hierarchy levels during the three months ended March 31, 2020 or 2019.

Share-based payments – The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, including non-employee directors, the fair value of a stock option award is measured on the grant date. The fair value amount is then recognized over the period services are required to be provided in exchange for the award, usually the vesting period. The Company recognizes stock-based compensation expense on a graded-vesting basis over the requisite service period for each separately vesting tranche of each award. Stock-based compensation expense to employees and all directors are reported within payroll and related expenses in the consolidated statements of operations. Stock-based compensation expense to non-employees is reported within marketing and business development expense in the condensed consolidated statements of operations.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2020 and 2019 (Unaudited)

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

With respect to receivables, concentrations of credit risk are limited to a few customers in the construction industry. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers other than normal lien rights. At March 31, 2020 and December 31, 2019, 93% and 92%, respectively, of the Company’s gross accounts receivable were due from one customer.

Revenue relating to four and two customers represented approximately 73% and 89% of the Company’s total revenue for the three months ended March 31, 2020 and 2019, respectively.

Cost of revenue relating to three and two vendors represented approximately 90% and 95% of the Company’s total cost of revenue for the three months ended March 31, 2020 and 2019, respectively. The Company believes it has access to alternative suppliers, with limited disruption to the business, should circumstances change with its existing suppliers.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2020 and 2019 (Unaudited)

4.	Accounts Receivable

At March 31, 2020 and December 31, 2019, the Company’s accounts receivable consisted of the following:

	2020	2019
Billed:
Construction services	$1,282,142	$1,321,575
Engineering services	45,423	14,594
Retainage receivable	543,416	544,911
Other receivable	9,627	6,000
Total gross receivables	1,880,608	1,887,080
Less: allowance for doubtful accounts	(785,895)	(785,895)
Total net receivables	$1,094,713	$1,101,185

Receivables are evaluated for collectability and allowances for potential losses are established or maintained on applicable receivables. There was no provision for doubtful accounts, no recoveries collected for doubtful accounts and no write offs for three months ended March 31, 2020. There was no provision for doubtful accounts, $54,000 in recoveries collected for doubtful accounts and no write offs for the year ended December 31, 2019.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2020 and 2019 (Unaudited)

5.	Contract Assets and Contract Liabilities

Costs and estimated earnings on uncompleted contracts, which represent contract assets and contract liabilities, consisted of the following at March 31, 2020 and December 31, 2019:

	2020	2019
Costs incurred on uncompleted contracts	$412,479	$513,558
Estimated earnings to date on uncompleted contracts	131,934	127,032
Gross contract assets	544,413	640,590
Less: billings to date	(668,959)	(703,532)
Net contract assets (liabilities)	$(124,546)	$(62,942)

The above amounts are included in the accompanying condensed consolidated balance sheets under the following captions at March 31, 2020 and December 31, 2019.

	2020	2019
Contract assets	$12,660	$106,015
Contract liabilities	(137,206)	(168,957)
Net contract assets (liabilities)	$(124,546)	$(62,942)

Although management believes it has established adequate procedures for estimating costs to complete on open contracts, it is at least reasonably possible that additional significant costs could occur on contracts prior to completion. The Company periodically evaluates and revises its estimates and makes adjustments when they are considered necessary.

6.	Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation and amortization and depreciated using the straight-line method over their useful lives. At March 31, 2020 and December 31, 2019, the Company’s property, plant and equipment, net consisted of the following:

	2020	2019
Computer equipment and software	$18,862	$18,862
Furniture and other equipment	1,885	1,885
Property, plant and equipment	20,747	20,747
Less: accumulated depreciation	(9,924)	(9,000)
Property, plant and equipment, net	$10,823	$11,747

Depreciation expense for the three months ended March 31, 2020 and 2019 amounted to $924 and $3,165 respectively.
17

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2020 and 2019 (Unaudited)

7.	Notes Receivable

On January 21, 2020, CPF GP 2019-1 LLC (“CPF GP”) issued to the Company a promissory note in the principal amount of $400,000 (the “Company Note”) and issued to Paul Galvin, the Company’s Chairman and CEO, a promissory note in the principal amount of $100,000 (the “Galvin Note”). The transaction closed on January 22, 2020, on which date the Company loaned CPF GP 2019-1 LLC $400,000 and Mr. Galvin personally loaned CPF GP $100,000 on behalf of the Company. The Company Note and Galvin Note were issued pursuant to that certain Loan Agreement and Promissory Note, dated October 3, 2019 (the “Loan Agreement”), as amended on October 15, 2019 and November 7, 2019 by and between the CPF GP and the Company, and bear interest at five percent (5%) per annum, payable, together with the unpaid principal amount of the promissory notes, on the earlier of the July 31, 2023 maturity date or upon the liquidation, redemption sale or issuance of a dividend upon the LLC interests in CPF MF 2019-1 LLC, a Texas limited liability company of which CPF GP is the general partner; provided, that the terms of the Galvin Note provide that all interest payments due to Mr. Galvin under the Galvin Note shall be paid directly to, and for the benefit of, the Company.

8.	Notes Payable

On February 4, 2020, the Company entered into a Securities Purchase Agreement with an accredited investor, pursuant to which the Company issued to the investor secured note in the aggregate principal amount of $200,000 (“Note”) and bears interest at a rate of nine percent (9%) per annum, due on July 31, 2023, that is secured under a Pledge Agreement, dated February 4, 2020, entered into with the investor by a security interest in the royalty payable to the Company under that certain Exclusive License Agreement, dated October 3, 2019, with CPF GP 2019-1 LLC. The Company has the right to prepay the Note, in whole or in part, at any time and from time to time, without premium or penalty.

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

At March 31, 2020, there were options, including options granted to non-employees and non-directors, restricted stock units and warrants to purchase 52,337, 9,187 and 53,190 shares of common stock, respectively, outstanding that could potentially dilute future net income per share. Because the Company had a net loss as of March 31, 2020, it is prohibited from including potential common shares in the computation of diluted per share amounts. Accordingly, the Company has used the same number of shares outstanding to calculate both the basic and diluted loss per share. At March 31, 2019, there were options, including options to non-employees and non-directors, restricted stock units and warrants to purchase 54,003, 17,347 and 4,313 shares of common stock, respectively, outstanding that could potentially dilute future net income per share.
18

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2020 and 2019 (Unaudited)

10.	Convertible Debentures

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

In connection with this transaction, the Company entered into a Placement Agency Agreement (the “Placement Agency Agreement”) with ThinkEquity, a division of Fordham Financial Management, Inc. (the “Placement Agent”), pursuant to which the Company had agreed to pay the Placement Agent a cash fee equal to 9% of the gross proceeds received by the Company from the investor in this transaction, as well as a one-time expense fee of $15,000 for aggregate out-of-pocket expenses incurred collectively in this transaction. Pursuant to the Placement Agency Agreement, the Company also agreed to grant to the Placement Agent or its designees warrants to purchase up to 9% of the aggregate number of shares of common stock underlying the Debenture, which equals 5,404 shares of common stock, at an exercise price of 110% of the closing price of the Company’s common stock on the closing date (the “Placement Agent Warrants”).

The Placement Agent Warrants were exercisable, in whole or in part, commencing on the issuance date and have an exercise period of five years. In the event that there is not an effective registration statement permitting for the resale of the shares underlying the Placement Agent Warrants, the Placement Agent Warrant’s shall be exercisable on a cashless basis. There are significant restrictions pursuant to FINRA Rule 5110 against transferring the Placement Agent’s Warrants and the shares issuable upon exercise of the Placement Agent Warrants during the one hundred eighty (180) days after the closing date.

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

For the Three Months Ended March 31, 2020 and 2019 (Unaudited)

11.	Construction Backlog

The following represents the backlog of signed construction and engineering contracts in existence at March 31, 2020 and December 31, 2019, which represents the amount of revenue the Company expects to realize from work to be performed on uncompleted contracts in progress and from contractual agreements in effect at March 31, 2020 and December 31, 2019, respectively, on which work has not yet begun:

	2020	2019
Balance - beginning of period	$17,634,261	$97,657,379
New contracts and change orders during the period	73,838	17,659,053
Adjustments and cancellations, net	(27,370)	(94,697,336)
Subtotal	17,680,729	20,619,096
Less: contract revenue earned during the period	(198,756)	(2,984,835)
Balance - end of period	$17,481,973	$17,634,261

Backlog at March 31, 2020 included one large contract entered into by the Company during the third quarter of 2019 in the amount of approximately $17 million. The Company expects that all of this revenue will be realized by September 30, 2022. During the second quarter of 2019, the Company moved a $25 million contract out of backlog after receiving a cancellation notice from the customer. During the third quarter of 2019, the Company removed two contracts in the amount of $55 million and $15 million out of backlog due to the fact that these projects fall under the exclusive license agreement (“ELA”) executed during the fourth quarter of 2019. Under the ELA, the Company cannot guarantee, but expects to receive, approximately $2.4 million in royalties for one such project. The Company expects to receive these royalties for this one such project through June 30, 2022. Backlog does not include expected royalty fees to the Company under the ELA from projects to be delivered by our licensee.

The Company’s remaining backlog as of March 31, 2020 represents the remaining transaction price of firm contracts for which work has not been performed and excludes unexercised contract options.

The Company expects to satisfy its backlog which represents the remaining unsatisfied performance obligation on contracts as of March 31, 2019 over the following period:

2020
Within 1 year	$2,054,473
1 to 2 years	10,285,000
Thereafter	5,142,500
Total Backlog	$17,481,973

Although backlog reflects business that is considered to be firm, cancellations, deferrals or scope adjustments may occur. Backlog is adjusted to reflect any known project cancellations, revisions to project scope and cost and project deferrals, as appropriate.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2020 and 2019 (Unaudited)

12.	Stockholders’ Equity

Public Offerings – In June 2017, the Company issued 75,000 shares of its common stock at $100.00 per share through the Public Offering. The Company incurred $1,388,615 in issuance costs from the Public Offering and issued 3,750 warrants valued at $55,475 to the underwriters (as discussed in Note 13).

In July 2017, as permitted by the underwriting agreement entered into in connection with the Public Offering, the underwriters exercised their option to purchase an additional 11,250 shares of common stock at $100.00 per share. The Company incurred $176,771 in issuance costs from this issuance. In connection with this exercise, certain affiliates of the underwriters were granted additional warrants to purchase 563 shares of common stock in the aggregate valued at $8,321 (as discussed in Note 13).

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

Securities Purchase Agreement – In April 2019, the Company issued 42,388 shares of its common stock at $22.00 per share through a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional investors and accredited investors. Concurrently with the sale of the common stock, pursuant to the Purchase Agreement, the Company also sold common stock purchase warrants to such investors to purchase up to an aggregate of 42,388 shares of common stock. The Company incurred $379,816 in issuance costs from the offering and issued 4,239 warrants to the underwriters. The warrants are further discussed in Note 13.

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

Underwriting Agreement – In August 2019, the Company issued 45,000 shares of its common stock at $17.00 per share pursuant to the terms of an Underwriting Agreement (the “Underwriting Agreement”) to the public. The Company incurred $181,695 in issuance costs from the offering and issued warrants to purchase 2,250 shares of common stock to the underwriter. The warrants are further discussed in Note 13.
13.	Warrants

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
21

 SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2020 and 2019 (Unaudited)

14.	Share-based Compensation

On October 26, 2016, the Company’s Board of Directors approved the issuance of up to 25,000 shares of the Company’s common stock in the form of restricted stock or options (“2016 Stock Plan”). Effective January 20, 2017, the 2016 Stock Plan was amended and restated as the SG Blocks, Inc. Stock Incentive Plan, as further amended effective June 1, 2018 (the “Incentive Plan”). The Incentive Plan authorizes the issuance of up to 125,000 shares of common stock. It authorizes the issuance of equity-based awards in the form of stock options, stock appreciation rights, restricted shares, restricted share units, other share-based awards and cash-based awards  to non-employee directors and to officers, employees and consultants of the Company and its subsidiary, except that incentive stock options may only be granted to the Company’s employees and its subsidiary’s employees. The Incentive Plan expires on October 26, 2026, and is administered by the Company’s Compensation Committee of the Board of Directors. Each of the Company’s employees, directors, and consultants are eligible to participate in the Incentive Plan. As of March 31, 2020, there were 48,164 shares of common stock available for issuance under the Incentive Plan.

Stock-Based Compensation Expense

Stock-based compensation expense is included in the condensed consolidated statements of operations as follows:

	Three Months Ended March 31,
	2020	2019
Payroll and related expenses	$38,764	$162,493
Total	$38,764	$162,493

The following table presents total stock-based compensation expense by security type included in the condensed consolidated statements of operations:

	Three Months Ended March 31,
	2020	2019
Stock options	$2,667	$32,098
RSUs	36,097	130,395
Total	$38,764	$162,493

Stock-Based Option Awards

The Company issued no stock-based options during the three months ended March 31, 2020.  The fair value of the stock-based option awards granted during the three months ended March 31, 2019, were estimated at the date of grant using the Black-Scholes option valuation model with the following assumptions:

2019
Expected dividend yield	—%
Expected stock volatility	68.4%
Risk-free interest rate	2.44%
Expected life	3.00

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2020 and 2019 (Unaudited)

14.	Share-based Compensation (continued)

Because the Company does not have significant historical data on employee exercise behavior, the Company uses the “Simplified Method” to calculate the expected life of the stock-based option awards granted to employees. The simplified method is calculated by averaging the vesting period and contractual term of the options.

The following table summarizes stock-based option activities and changes during the three months ended March 31, 2020 as described below:

	Shares	Weighted Average Fair Value Per Share	Weighted Average Exercise Price Per Share	Weighted Average Remaining Terms (in years)	Aggregate Intrinsic Value
Outstanding – December 31, 2019	53,170	$24.80	$81.20	7.40	$—
Granted	—	—	—
Exercised	—	—	—
Cancelled	(833)	—	—
Outstanding – March 31, 2020	52,337	24.75	81.60	7.15	$—
Exercisable – December 31, 2019	52,649	24.80	81.20	7.39	—
Exercisable – March 31, 2020	51,920	$24.74	$81.51	7.14	$—

For the three months ended March 31, 2020 and March 31, 2019, the Company recognized stock-based compensation expense of $2,667 and $32,098, respectively, related to stock options. This expense is included in payroll and related expenses in the accompanying condensed consolidated statements of operations.

As of March 31, 2020, there was $10,668 of total unrecognized compensation costs related to non-vested stock options, which will be expensed over a weighted average period of 1 year. The intrinsic value is calculated as the difference between the fair value of the stock price at year end and the exercise price of each of the outstanding stock options. The fair value of the stock price at March 31, 2020 was $9.30 per share.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2020 and 2019 (Unaudited)

14.	Share-based Compensation (continued)

Restricted Stock Units

On March 22, 2019, a total of 15,703 of restricted stock units were granted to Mr. Galvin, Mr. Armstrong, Mr. Shetty, six employees and one consultant of the Company, under the Company's stock-based compensation plan, at the fair value of $54.00 per share, which represents the closing price of the Company's common stock on February 26, 2019, as adjusted for stock splits. Restricted stock units granted to Mr. Galvin, Mr. Armstrong, Mr. Shetty, and an aggregate of six employees and one consultant of 6,139, 772, 5,729 and an aggregate of 3,063, respectively, vest in installments over either a one-year, two-year, three-year and four-year period and will fully vest by the end of December 31, 2022. The fair value of these units upon issuance amounted to $847,957.

On January 15, 2019 and February 26, 2019, a total of 526 of restricted stock units were granted to two of the Company’s non-employee directors, under the Incentive Plan, at the calculated fair value of $58.80 and $55.20 per share, respectively, which represents the average closing price of the Company’s common stock for the ten trading days immediately preceding and including the grant date, as adjusted for stock splits. The restricted stock units granted on January 15, 2019 vested on January 15, 2020, subject to each individual’s continued service as a director of the Company through such date, and are payable six months after the termination of the director from the Company’s Board of Directors or death or disability. The restricted stock units granted on February 26, 2019 vested on the earlier of (A) the first anniversary of the date of the grant or (B) the date of the 2019 annual meeting of the Company’s stockholders subject to each individual’s continued service as a director of the Company through such date, and are payable six months after the termination of the director from the Board of Directors or death or disability.

For the three months ended March 31, 2020 and 2019, the Company recognized stock-based compensation of $36,097 and $130,395 related to restricted stock units. This expense is included in the payroll and related expenses and marketing and business development expense in the accompanying condensed consolidated statement of operations. For the three months ended March 31, 2020 and 2019, the Company recognized $0 and $54,315, respectively, related to restricted stock units in lieu of accrued compensation.

The following table summarized restricted stock unit activities during the three months ended March 31, 2020:

Number of Shares
Non-vested balance at January 1, 2020	8,938
Granted	—
Vested	—
Forfeited/Expired	—
Non-vested balance at March 31, 2020	8,938
24

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2020 and 2019 (Unaudited)

15.	Commitments and Contingencies

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

Pizzarotti Litigation - On or about August 10, 2018 Pizzarotti, LLC filed a complaint against the Company and Mahesh Shetty, the Company’s former President and CFO, and others, seeking unspecified damages for an alleged breach of contract by the Company and another entity named Phipps & Co. (“Phipps”). The lawsuit was filed as Pizzarotti, LLC. v. Phipps & Co., et al., Index No. 653996/2018 and commenced in the Supreme Court of the State of New York for the County of New York. On or about April 1, 2019, Phipps filed cross-claims against the Company and Mr. Shetty asserting claims for indemnification, contribution, fraud, negligence, negligent misrepresentation, and breach of contract. SG Blocks has likewise cross claimed against Phipps for indemnification and contribution, claiming that any damages to the Plaintiff were the result of the acts or omissions of Phipps and its principals.

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

The Company believes that the Assignment Agreement was void for lack of consideration and has moved to dismiss the case on those grounds. The Company’s motion to dismiss was scheduled to be argued on  March 25, 2020, but was adjourned by the court due to the social distancing requirements imposed as a result of the COVID-19 virus. The parties are waiting on a decision on said motion. In the event that the court determines that the Assignment Agreement is a valid agreement, the Company nonetheless believes that the same was properly terminated and/or there are no damages, and, consequently, that the claims brought against the Company are without merit. The Company intends to vigorously defend the litigation.

Litigation is subject to many uncertainties, and the outcome of this action is not predicted with assurance. The Company is currently unable to predict the possible loss or range of loss, if any, associated with the resolution of this litigation, and, accordingly, the Company has made no provision related to this matter in the condensed consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2020 and 2019 (Unaudited)

15.	Commitments and Contingencies (continued)

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

Teton filed for Chapter 11 bankruptcy on October 16, 2019, and filed a Suggestion of Bankruptcy in the Harris County Court on October 29, 2019. The bankruptcy is currently pending in the United States Bankruptcy Court for Southern District of Texas, Houston Division styled In re: Teton Buildings, LLC and bearing the case number 19-35811. Pursuant to the Suggestion of Bankruptcy, the state-court litigation has been stayed. On or about March 16, 2020, the Bankruptcy Court converted Teton’s Chapter 11 reorganization case to a Chapter 7 liquidation case. As such, notwithstanding the Company’s belief that its claims are meritorious and that it would have prevailed in the state court action, the Chapter 11 bankruptcy filing, and subsequent conversion to Chapter 7, make recovery against Teton much less likely. Litigation is subject to many uncertainties, and the outcome of this action is not predicted with assurance. On April 30, 2020, Ronald Sommers, the Chapter 7 Trustee, filed a “Notice of Assets, Notice to Creditors and Other Parties In Interest of the Need to File Claims.”

The Company is currently unable to predict the possible loss or range of loss, if any, associated with the resolution of this litigation, and, accordingly, the Company has made no provision related to this matter in the condensed consolidated financial statements

HOLA Community Partners/City of Los Angeles Matter. On or about April 13, 2020, the Company commenced an action against HOLA Community Partners (“HOLA”), a California non-profit corporation, Heart of Los Angeles Youth, Inc., and the City of Los Angeles, in the United States District Court Central District Of California, Western Division, arising out of a certain Construction and Delivery Agreement, dated June 1, 2017, pursuant to which HOLA hired the Company for design, engineering, fabrication, and installation services in connection with a 33,250 square foot arts and recreation center in Lafayette Park, in Los Angeles, California. The Company alleges that HOLA Community Partners owes the Company certain amounts due for work performed on the HOLA Project and extra costs incurred due to delays and impacts caused by HOLA Community Partners. Prior to the commencement of suit HOLA Community Partners disputed the amounts owed, and claimed that the Company failed to meet its contractual obligations. The Company has asserted claims against that HOLA for (i) breach of contract; (2) damages for conversion; (3) default under security agreement and judicial foreclosure; (4) misappropriation of trade secrets under Cal.Civ. Code §3426; (5) misappropriation of trade secrets under 18 U.S.C. § 1836; (6) intentional interference with contractual relations; and (7) negligence, seeking in excess of $1 million in damages, plus statutory damages and attorneys’ fees. The Company has also brought a claim of negligence against the City of Los Angeles, to wit, that the City negligently failed to require HOLA to provide the payment bond required by Civil Code Cal.Civ. Code §9550, effectively depriving the Company of the ability to seek recovery from such payment bond.

HOLA has been served with the summons and complaint but has yet to file a response thereto. The City of Los Angeles has been served with the summons and complaint but has yet to file a response thereto.

Litigation is subject to many uncertainties, and the outcome of this action is not predicted with assurance. Although the Company believes its claims against HOLA and the City of Los Angeles are meritorious, it is currently unable to predict the possible range of recovery, if any, associated with the resolution of this litigation, and, accordingly, the Company has made no provision related to this matter in the condensed consolidated financial statements.

Mediation:

Prior to the commencement of suit against HOLA and the City of Los Angeles, the Company, EDI International, P.C. (see below summary of litigation) and HOLA agreed to a three party mediation of their respective disputes. Mediation was scheduled for March 27, 2020, but was postponed due to the social distancing requirements imposed as a result of the COVID-19 virus. Prospective new dates for mediation to take place in June 2020 or August 2020 have yet to be confirmed.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2020 and 2019 (Unaudited)

15.	Commitments and Contingencies (continued)

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

Other Litigation

Shetty  v. SG Blocks, Inc. et. al., Case No. 20-CV-00550, United States District Court, Eastern District of New York.

On January 31, 2020, Mahesh Shetty, the Company’s former President and Chief Financial Officer (“Former Employee”), filed suit against the Company and its Chairman and Chief Executive Officer, Paul Galvin, claiming (i) $372,638 in unpaid wages and bonuses and (ii) $300,000 due in severance (hereafter the “Action”). The Former Employee has also named the Company’s third party payroll processing company Staff-One as a co-defendant. The Company maintains that the Former Employee agreed to accept (and did receive) restricted stock units of the Company’s common stock in full satisfaction and payment of all alleged unpaid wages and bonuses that are claimed in the Action, and/or has otherwise been paid in full for all amounts claimed. The Company further maintains that the Former Employee’s employment agreement precludes any entitlement to or liability for severance. On March 25, 2020, the Former Employee filed an amended complaint raising additional claims of retaliation and indemnification. The Company denies the merits of the claims set forth in the Former Employee’s amended complaint and/or asserts that valid defenses preclude any recovery, and intends to vigorously defend against the Action. On April 27, 2020, the Company served the Former Employee with a motion to dismiss the Action. As of the filing hereof the Former Employee’s opposition papers have yet to be received by the Company.

Litigation is subject to many uncertainties, and the outcome of this action is not predicted with assurance. The Company is currently unable to predict the possible loss or range of loss, if any, associated with the resolution of this litigation.

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
27

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2020 and 2019 (Unaudited)

16.	Subsequent Events

In April 2020, CPF GP 2019-1 LLC (“CPF GP”) issued to the Company a promissory note in the principal amount of $250,000 (the “Company Note”). The transaction closed on April 15, 2020, on which date the Company loaned CPF GP 2019-1 LLC $250,000. The Company Note was issued pursuant to that certain Loan Agreement and Promissory Note, dated October 3, 2019 (the “Loan Agreement”), as amended on October 15, 2019 and November 7, 2019 by and between the CPF GP and the Company, and bear interest at five percent (5%) per annum, payable, together with the unpaid principal amount of the promissory notes, on the earlier of the July 31, 2023 maturity date or upon the liquidation, redemption sale or issuance of a dividend upon the LLC interests in CPF MF 2019-1 LLC, a Texas limited liability company of which CPF GP is the general partner.

In April 2020, the Company entered into an amendment to its employment agreement, dated January 1, 2017, with Paul Gavin (the "Amendment"), to extend the term of employment to December 31, 2021, provide for an annual base salary of $400,000, provide for a performance bonus structure for a bonus of up to 50% of base salary upon the Company’s achievement of $2,000,000 EBITDA and additional performance bonus payments for the achievement of EBITDA in excess of $2,000,000 based on a percentage of the incremental increase in EBITDA (ranging from 10% of the incremental increase in EBITDA if the Company achieves over $2,000,000 and up to $7,000,000 in EBITDA, 8% of the incremental increase in EBITDA if the Company achieves over $7,000,000 and up to $12,000,000 in EBITDA and 3% of the incremental increase in EBITDA over $12,000,000), provide for a profits-based additional bonus of up to $250,000 in certain limited circumstances, and provide for one (1) year severance, plus a pro-rated amount of any unpaid bonus earned by him during the year as verified by the Company’s principal financial officer, if Mr. Galvin is terminated without cause. At the Company’s option, up to fifty (50%) percent of the EBITDA performance bonuses may be paid in restricted stock units if then available for grant under the Company’s Stock Incentive Plan. All other terms of the employment agreement remain in full force and effect.

In April 2020, the Company also completed a public offering of its common stock (the "April Public Offering"). In connection with the April Public Offering, the Company sold 440,000 shares of common stock at a public offering price of $4.25 per share, resulting in aggregate net proceeds of $1,509,200 after deducting underwriting discounts and commissions and other expenses related to the offering.

In May 2020, the Company completed a public offering of its common stock (the "May Public Offering"). In connection with the May Public Offering, the Company sold 6,000,000 shares of common stock at a public offering price of $2.50 per share, resulting in the aggregate net proceeds of $13,475,000 after deducting underwriting discounts and commissions and other expenses related to the offering.

In May 2020, the Company and OSANG Healthcare Co., Ltd. ("Osang"), a South Korea based global manufacturer and distributor of medical grade diagnostic tests and equipment, announced the signing of a one year, non-exclusive distributorship agreement for the United States, for OHC's "GeneFinder COVID-19 Plus RealAmp Kit." This is a test designed to detect SARS-CoV-2, the virus that causes COVID-19. The Distributorship Agreement is Osang's standard form of distributorship agreement and provides the Company with the non-exclusive right to distribute Osang's GeneFinder COVID-19 Plus RealAmp Kit in the United States for a stated term of one (1) year. Pursuant to the terms of the Distributorship Agreement, the Company is required to make payment for 100% of any purchase order prior to shipment of the product from Osang, though it does not expect to make any cash outlays with respect to any product that it distributes and expects instead to require any third-party purchasers to make the necessary cash outlays as part of a purchase order entered into with the Company. The Distributorship Agreement does not guarantee us a specific quantity of kits to sell or a customer list, and may be terminated by either party at any time on thirty (30) days' notice. To date, the Company never sold any medical devices or kits and there can be no guarantee that it will be able to establish a sales force, establish distribution channels or solicit customers for the kits. An import license from the U.S. government will be required to import and distribute the Osang test kits, and the Company does not expect any issues in obtaining the license. There can be no assurance that the Distribution Agreement will continue, that it will yield the anticipated benefits or generate significant revenue, if any.
28

PART I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Introduction and Certain Cautionary Statements

As used in this Quarterly Report, unless the context requires otherwise, references to the "Company," "we," "us," and "our" refer to SG Blocks, Inc. and its subsidiaries. The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes and schedules included elsewhere in this Quarterly Report on Form 10-Q and with our audited condensed consolidated financial statements and notes for the year ended December 31, 2019, which were included in our Annual Report for the year then ended December 31, 2019, as filed with the Securities and Exchange Commission (the "SEC") on March 30, 2020 and Amendment No. 1 thereto filed with the SEC on April 15, 2020 (the "2019 Form 10-K"). This discussion, particularly information with respect to our future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading "Special note regarding forward-looking statements" in this Quarterly Report on Form10-Q. You should review the disclosure under the heading "Risk Factors" in this Quarterly Report on Form 10-Q for a discussion for important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements.

Special note regarding forward-looking statements

This Quarterly Report on Form-10Q contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Statements contained in this Quarterly Report on Form 10-Q may use forward-looking terminology, such as "anticipates," "believes," "could," "would,"estimates," "may," "might," "plan," "expect," "intend," "should," "will," or other variations on these terms or their negatives. All statements other than statements of historical facts are statements that could potentially be forward-looking. The Company cautions that forward-looking statements involve risks and uncertainties and actual results could differ materially from those expressed or implied in these forward-looking statements or could affect the extent to which a particular objective, projection, estimate or prediction is realized. Factors that could cause or contribute to such differences include, but are not limited to: general economic, political and financial conditions, both in the United States and internationally; our ability to obtain additional financing on acceptable terms, if at all, or to obtain additional capital in other ways; our ability to increase sales, generate income, effectively manage our growth and realize our backlog; competition in the markets in which we operate, including the consolidation of our industry, our ability to expand into and compete in new geographic markets and our ability to compete by protecting our proprietary manufacturing process; a disruption or cybersecurity breach in our or third-party suppliers' information technology systems; our ability to adapt our products and services to industry standards and consumer preferences and obtain general market acceptance of our products; product shortages and the availability of raw materials, and potential loss of relationships with key vendors, suppliers or subcontractors; the seasonality of the construction industry in general, and the commercial and residential construction markets in particular; a disruption or limited availability with our third party transportation vendors; the loss or potential loss of any significant customers; exposure to product liability, including the possibility that our liability for estimated warranties may be inadequate, and various other claims and litigation; our ability to attract and retain key employees; our ability to attract private investment for sales of product; the credit risk from our customers and our customers' ability to obtaining third-party financing if and as needed; an impairment of goodwill; the impact of federal, state and local regulations, including changes to international trade and tariff policies, and the impact of any failure of any person acting on our behalf to comply with applicable regulations and guidelines; costs incurred relating to current and future legal proceedings or investigations; the cost of compliance with environmental, health and safety laws and other local building regulations; our ability to utilize our net operating loss carryforwards and the impact of changes in the United States' tax rules and regulations; dangers inherent in our operations, such as natural or man-made disruptions to our facilities and project sites, and the adequacy of our insurance coverage; our ability to comply with the requirements of being a public company, including Nasdaq Capital Market listing requirements; fluctuations in the price of our common stock, including decreases in price due to sales of significant amounts of stock; potential dilution of the ownership of our current stockholders due to, among other things, public offerings or private placements by the Company or issuances upon the exercise of outstanding options or warrants and the vesting of restricted stock units; the ability of our principal stockholders, management and directors to potentially exert control due to their ownership interest; any ability to pay dividends in the future; potential negative reports by securities or industry analysts regarding our business or the construction industry in general; Delaware law provisions discouraging, delaying or preventing a merger or acquisition at a premium price; our ability to remain listed on the Nasdaq Capital Market and the possibility that our stock will be subject to penny stock rules; our classification as a smaller reporting company resulting in, among other things, a potential reduction in active trading of our common stock or increased volatility in our stock price; and any factors discussed in "Part II - Item 1A. Risk Factors" to this Quarterly Report on Form 10-Q as well as our 2019 Form 10-K and other filings with the Securities Exchange Commission. In addition, certain information presented below is based on unaudited financial information. There can be no assurance that there will be no changes to this information once audited financial information is available. As a result, readers are cautioned not to place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date of this report. The Company will not undertake to update any forward-looking statement herein or that may be made from time to time on behalf of the Company.

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

Prior to October 2019, our business model was solely a project-based construction model pursuant to which we were responsible for the design and construction of finished products that incorporated our technology primarily to customers in the multi-family housing, restaurant, military and education industries throughout the United States. In October 2019, we changed our business model for our residential building construction to a royalty fee model when we entered into a five year exclusive license with CPF GP 2019-1 LLC ("CPF") pursuant to which CPF licensed on an exclusive bases our proprietary technology, intellectual property, any improvements thereto, and any related permits, with the right to develop and commercialize products in the United States and its territories within the field of design and project management platforms for residential use, including, without limitation, single-family residences and multi-family residences, but specifically excluding military housing. CPF, at the time the License Agreement was entered into, was already a significant customer for our Modules and had completed a $5.0 million equity financing to develop a 302-unit multifamily project in Sullivan County, New York. Now, in the United States with respect to residential construction (other than residential construction for the military) we are no longer responsible for constructing the Modules that are based on our technology or the related costs and instead that service is performed by CPF and its subcontractors and our revenue for such residential construction is no longer generated from sales of products direct to the end customer but instead is generated from royalties received from CPF based on the gross revenue that CPF receives from sales of products that are based upon our technology.

Recent Financing Developments

On October 3, 2019, we entered into a Loan Agreement and Promissory Note (the “Loan Agreement”) with CPF GP, pursuant to which we agreed to loan CPF GP a principal amount of $750,000 at an annual interest rate of five percent (5%), with a maturity date of July 31, 2023. Under the Loan Agreement, as amended we advanced to CPF GP the first installment of the principal amount, equal to $500,000, on January 31, 2020 and the second installment of the principal amount, equal to $250,000, on April 15, 2020. As security for this loan, we will receive a security interest in all of CPF GP’s membership interests in the Licensee. If we fail to fund either principal installment, such failure will constitute a default under the Loan Agreement and a cross default under the License Agreement. On January 21, 2020, pursuant to the Loan Agreement, CPF GP issued to us a promissory note in the principal amount of $400,000 (the “Company Note”) and issued to Paul Galvin, our Chairman and CEO, a promissory note in the principal amount of $100,000 (the “Galvin Note”). The transaction closed on January 22, 2020, on which date we loaned CPF GP $400,000 and Mr. Galvin personally loaned CPF GP $100,000 on behalf of us. The Company Note and Galvin Note bear interest at five percent (5%) per annum, payable, together with the unpaid principal amount of the promissory notes, on the earlier of the July 31, 2023 maturity date or upon the liquidation, redemption sale or issuance of a dividend upon the LLC interests in CPF MF 2019-1 LLC, a Texas limited liability company of which CPF GP is the general partner; provided, that the terms of the Galvin Note provide that all interest payments due to Mr. Galvin under the Galvin Note shall be paid directly to, and for the benefit of, the Company.

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

On April 3, 2020, we completed an underwritten public offering of our common stock (the "April 2020 Offering"). In connection with the April 2020 Offering, we sold 440,000 shares of our common stock at a public offering price of $4.25 per share, resulting in aggregate net proceeds of approximately $1,509,200 after deducting underwriting discounts and commissions and other expenses related to the April 2020 Offering. We intend to use the net proceeds from the April 2020 Offering primarily for working capital and general corporate purposes, funding certain contractual obligations to CPF under the Loan Agreement pursuant to which we agreed to loan money to CPF, and engaging in acquisitions or other business combinations or investments, sales and marketing activities, general and administrative matters and capital expenditures. We have not determined the amounts we plan to spend on any specific purpose or the timing of these expenditures.

On May 11, 2020, we completed an underwritten public offering of our common stock (the "May 2020 Offering"). In connection with the May 2020 Offering, we sold 6,000,000 shares of our common stock at a public offering price of $2.50 per share, resulting in aggregate net proceeds of approximately $13,475,000 after deducting underwriting discounts and commissions and other expenses related to the May 2020 Offering. We intend to use the net proceeds from the May 2020 Offering primarily for working capital and general corporate purposes. We have not determined the amounts we plan to spend on any specific purpose or the timing of these expenditures.

Recent Business Developments

              On March 30, 2020, we entered into a Memorandum of Understanding with Transcend Onsite Care ("Transcend"), a provider of on-site point of contact medical care, to provide joint products and services. Products that are expected to be implemented include modular primary care medical units, COVID-19 diagnostic testing units, quarantine living units, as well as drive through testing units at employer onsite clinics and community hospitals. The first project planned is two (2) Transcend Medical and Testing Units to be built by us and operating by Transcend. The unit will be delivered to a major southern California employer for the initial purposes of providing onsite COVID-19 screening through diagnostic testing and medical care for staff who are required to work during the pandemic. The Memorandum of Understanding with Transcend does not specify a quantity of units to be built or provide for a guarantee of services by either party. See "Risk Factors" below.

             On April 30, 2020, we entered in a Distributorship Agreement (the "Distributorship Agreement") with Osang Healthcare Co., Ltd., a Republic of Korea company ("Osang"), effective as of April 28, 2020, for its GeneFinderTM  COVID-19 Plus RealAmp KitTM , designed to detect SARS-CoV-2 (Severe Acute Respiratory Syndrome-Coronavirus 2), the virus that causes COVID-19, through gene-based reverse transcription reaction and real-time polymerase chain reaction (PCR) testing process. The Distributorship Agreement is Osang's standard form of distributorship agreement and provides us with the non-exclusive right to distribute Osang's GeneFinder COVID-19 Plus RealAmp Kit in the United States for a stated term of one (1) year. Pursuant to the terms of the Distributorship Agreement, we are required to make payment for 100% of any purchase order prior to shipment of the product from Osang, though we do not expect to make any cash outlays with respect to any product that we distribute and expect instead to require any third-party purchasers to make the necessary cash outlays as part of a purchase order entered into with us. The Distributorship Agreement does not guarantee us a specific quantity of kits to sell or a customer list, and may be terminated by either party at any time on thirty (30) days' notice. To date, we have never sold any medical devices or kits  and there can be no guarantee that we will be able to establish a sales force, establish distribution channels or solicit customers for the kits. An import license from the U.S. government will be required to import and distribute the Osang test kits, and we do not expect any issues in obtaining the license. There can be no assurance that the Distribution Agreement will continue, that it will yield the anticipated benefits or generate significant revenue, if any. See "Risk Factors" below.

           On April 30, 2020, the Distributorship Agreement was amended to provide us with certain additional warranties from Osang.

           We believe that we have the ability to address logistical challenges concerning the distribution of these kits utilizing our modular construction expertise, particularly our entry into the production of modular primary care medical units and COVID-19 diagnostic testing units, as more fully described below.

           On May 1, 2020, in connection with the entry into the Distributorship Agreement and subject to certain pre-existing participation rights of other investors, we entered into an agreement with an affiliate of Osang granting the right to participate in up to 19.9% of any offering effected by us during the next six months, provided that Osang or its affiliates provides customer referrals to us for the purchase under the Distributorship Agreement of kits resulting in at least $5 million of revenues to us.

Results of Operations

As a result of our new licensing model that commenced in October 2019, our operations for the three months ended March 31, 2020 and 2019 may not be indicative of our future operations.

Three months ended March 31, 2020 and 2019:

	For the Three Months Ended March 31, 2020	For the Three Months Ended March 31, 2019
Total Revenue	$198,756	$1,735,124
Total Cost of revenue	(152,775)	(1,191,019)
Total Operating expenses	(795,460)	(1,034,840)
Total Operating loss	(749,479)	(490,735)
Total Other income (expense)	2,052	—
Net loss	$(747,427)	$(490,735)

Revenue

Total revenue for the three months ended March 31, 2020 was $198,756 compared to $1,735,124 for the three months ended March 31, 2019. This decrease of $1,536,368 or approximately 89% was mainly driven by a decline in revenue in majority of all customer types for the three months ended March 31, 2020, as well as the Company shifting to its royalty business model, as compared to March 31, 2019

Cost of Revenue and Gross Profit

Cost of revenue was $152,775 for the three months ended March 31, 2020, compared to $1,191,019 for the year ended March 31, 2019. The decrease of $1,038,244 or a decrease of approximately 87%, is primarily related to lower revenues and the lower procurement and manufacturing costs of modifying containers.

Gross profit was $45,981 and $544,105 for the three months ended March 31, 2020 and 2019, respectively.

Gross profit percentage decreased to approximately 23% for the three months ended March 31, 2020 compared to approximately 31% for the year ended March 31, 2019 primarily due to limited activity in the first quarter of 2020.

Payroll and Related Expenses

Payroll and related expenses for the three months ended March 31, 2020 were $271,808 compared to $638,550 for the year ended March 31, 2019. This decrease was primarily caused by a decrease of approximately $123,730 in stock-based compensation expense, as well as a decrease in salaries and additional head count of approximately $254,209 recognized during the year ended March 31, 2020 compared to the year ended March 31, 2019. We recognized $38,764 in stock-based compensation expense related to payroll and related expenses for the three months ended March 31, 2020, compared to $162,493 for March 31, 2019.

Other Operating Expenses (General and administrative expenses, Marketing and business development expense, and Pre-project expenses)

Other operating expenses (general and administrative expenses, marketing and business development expenses, pre-project expenses) for the three months ended March 31, 2020 were $523,652 compared to $396,290 for the three months ended March 31, 2019. The increase resulted primarily from an increase in legal fees of approximately $138,450, and an increase in insurance expenses by approximately $20,031, offset by a decrease in contract labor expenses of approximately $34,603.

Other Income (Expense)

Interest income for the three months ended March 31, 2020 was $4,863 and related to the outstanding note receivable. There was no interest income for the three months ended March 31, 2019. Interest expense for the three months ended March 31, 2020 was $2,811 and related to the Securities Purchase Agreement entered into on February 4, 2020 with an accredited investor. There was no interest expense for the three months ended March 31, 2019.

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

Impact of Coronavirus (COVID-19)

              With the global spread of the ongoing novel coronavirus ("COVID-19") pandemic in the first quarter of 2020, the Company has implemented business continuity plans designed to address and mitigate the impact of the COVID-19 pandemic on its employees and business. The worldwide spread of the COVID-19 virus is expected to result in a global slowdown of economic activity which is likely to decrease demand for a broad variety of goods and services, including from our customers, while also resulting in delays in projects due to labor shortages and supplier disruptions for an unknown period of time until the disease is contained.  To date, we have experienced some delays in projects due to COVID-19 which we expect to have an impact on our revenue and our results of operations, the size and duration of which we are currently unable to predict. Any quarantines, the timing and length of containment and eradication solutions, travel restrictions, absenteeism by infected workers, labor shortages or other disruptions to the Company's suppliers and contract manufacturers or customers would likely adversely impact the Company's sales and operating results and result in further project delays. In addition, the pandemic could result in an economic downturn that could affect the ability of the Company's customers and licensees to obtain financing and therefore impact demand for the Company's products. Order lead times could be extended or delayed and pricing could increase. Some products or services may become unavailable if the regional or global spread were significant enough to prevent alternative sourcing. Accordingly, the Company is considering alternative product sourcing in the event that product supply becomes problematic. The Company expects this global pandemic to have an impact on the Company's revenue and results of operations, the size and duration of which the Company is currently unable to predict. In addition, to the extent the ongoing COVID-19 pandemic adversely affects the Company's business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties which the Company faces. While the Company expects to derive revenue from its newly entered into distributorship agreement discussed below, the Company cannot at this time estimate the impact that sales under the agreement will have on its revenue.

Liquidity and Capital Resources

As of March 31, 2020 and December 31, 2019, we had an aggregate of $398,737 and $1,625,671, respectively, of cash and cash equivalents and short-term investments. In April 2020, we received net proceeds of approximately $1,509,200 from our public offering of 440,000 shares of our common stock and in May 2020, we received net proceeds of approximately $13,745,000 from our public offering of 6,000,000 shares of our common stock.

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

On February 4, 2020, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an accredited investor, pursuant to which we issued to the investor a secured note in the aggregate principal amount of $200,000 (the “Note”). The Note bears interest at a rate of nine percent (9%) per annum, is due on July 31, 2023, and is secured under a Pledge Agreement, dated February 4, 2020, entered into with the investor (the “Pledge Agreement”) by a security interest in the royalty payable to us under that certain Exclusive License Agreement, dated October 3, 2019, with CPF GP 2019-1 LLC. We have the right to prepay the Note, in whole or in part, at any time and from time to time, without premium or penalty.

We anticipate that we will continue to generate losses from operations for the foreseeable future. At March 31, 2020 and December 31, 2019 we had a cash balance and short-term investment of $398,737 and $1,625,671, respectively. As of March 31, 2020, our stockholders’ equity was $3,651,364, compared to $4,360,149 as of December 31, 2019. Our net loss from operations for the three months ended March 31, 2020 was $747,427 and net cash used in operating activities was $1,026,812.

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

Cash Flow Summary

	Three Months Ended March 31,

	2020	2019
Net cash provided by (used in):
Operating activities	$(1,026,812)	$(1,117,931)
Investing activities	(400,000)	—
Financing activities	199,878	—
Net increase (decrease) in cash and cash equivalents	$(1,226,934)	$(1,117,931)

Operating activities used net cash of $1,026,812 in the three months ended March 31, 2020, and $1,117,931 in the three months ended March 31, 2019. Generally, our net operating cash flows fluctuate primarily based on changes in our profitability and working capital. Cash used in operating activities decreased by approximately $91,119 primarily due to an increase in working capital of approximately $468,488, an increase of approximately $4,863 in interest income, a decrease of approximately $123,729 in stock-based compensation, an increase of approximately $10,197 in amortization expense, an increase in the overall net loss of approximately $256,692 in the three months ended March 31, 2020 compared to three months ended March 31, 2019.

Investing activities used net cash of $400,000 in the three months ended March 31, 2020, and no net cash the three months ended March 31, 2019. Cash used in investing activities decreased from the corresponding period of the prior year primarily due to an advance in note receivable of $400,000.

Financing activities provided net cash of $199,878 in the three months ended March 31, 2020, and no net cash in three months ended March 31, 2019.  Cash provided by financing activities increased by $199,878 due to an increase in proceeds from long-term note payable.

We provide services to our customers in three separate phases: the design phase, the architectural and engineering phase and the construction phase. Each phase is independent of the other, but builds through a progression of concept through delivery of a completed structure. These phases may be embodied in a single contract or in separate contracts, which is typical of a design build process model. As of March 31, 2020, we had 10 projects totaling $17,481,973 under contract, which, if they all proceed to construction, will result in our constructing approximately 122,330 square feet of container space. Of these contracts, all ten projects combine all three phases or parts thereof and including construction. We expect that all of this revenue will be realized by September 30, 2022.

Backlog may fluctuate significantly due to the timing of orders or awards for large projects and is not necessarily indicative of future backlog levels or the rate at which backlog will be recognized as revenue. The decrease in backlog at March 31, 2020 from the prior year is primarily attributable to work in progress or completed contracts during the first three months of 2020 for approximately $198,756.

There can be no assurance that our customers will decide to and/or be able to proceed with these construction projects, or that we will ultimately recognize revenue from these projects in a timely manner or at all.

Off-Balance Sheet Arrangements

As of March 31, 2020 and December 31, 2019, we had no material off-balance sheet arrangements to which we are a party.

In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector. These agreements are typically with consultants and certain vendors. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of March 31, 2020.

Critical Accounting Policies and New Accounting Pronouncements

Critical Accounting Policies

Our condensed consolidated financial statements have been prepared using generally accepted accounting principles in the United States of America (“GAAP”). In connection with the preparation of the financial statements, we are required to make assumptions and estimates and apply judgments that affect the reported amounts of assets, liabilities, revenue, and expenses, and the related disclosures. We base our assumptions, estimates, and judgments on historical experience, current trends, and other factors that we believe to be relevant at the time the consolidated financial statements are prepared. On a regular basis, we review the accounting policies, assumptions, estimates, and judgments to ensure that our financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

Our significant accounting policies are discussed in “Note 3—Summary of Significant Accounting Policies” of the notes to our condensed consolidated financial statements included elsewhere in this report. We believe that the following accounting policies are the most critical in fully understanding and evaluating our reported financial results.

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

Goodwill. Goodwill represents the excess of reorganization value over the fair value of identified net assets upon emergence from bankruptcy. In accordance with the accounting guidance on goodwill, SGB performs its impairment test of goodwill at the reporting unit level each fiscal year, or more frequently if events or circumstances change that would more likely than not reduce the fair value of its reporting unit below its carrying value. Our evaluation of goodwill completed during the year ended December 31, 2019, resulted in an impairment loss of $2,938,653. There was no impairment during the three months ended March 31, 2020.

Intangible assets – Intangible assets consist of $2,766,000 of proprietary knowledge and technology which is being amortized over 20 years, $1,113,000 of customer contracts which has been amortized over 2.5 years and is fully amortized, $28,820 of trademarks which is being amortized over 5 years and $5,300 of website fees which is being amortized over 5 years. Our evaluation of intangible assets for impairment during the year ended December 31, 2019, and determined that there were no impairment losses. There was no impairment during the three months ended March 31, 2020.

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

The following is a reconciliation of EBITDA and Adjusted EBITDA to the nearest GAAP measure, net loss:

	For the three months ended March 31, 2020	For the three months ended March 31, 2019
Net loss	$(747,427)	$(490,735)
Addback interest expense	2,811	—
Addback interest income	(4,863)	—
Addback depreciation and amortization	47,401	39,446
EBITDA (non-GAAP)	(702,078)	(451,289)

Addback litigation expense	136,738	—
Addback stock-based compensation expense	38,764	162,493
Adjusted EBITDA (non-GAAP)	$(526,576)	$(288,796)

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

Changes in Internal Control over Financial Reporting

We have a limited number of employees with accounting and reporting responsibilities and we experienced changes in other accounting personnel with roles in our accounting and financial reporting processes that included allocation of work to outside vendors. Other than such personnel changes, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) of the Exchange Act) occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.     Legal Proceedings

The information included in "Note 15 - Commitments and Contingencies" of the Company's condensed consolidated financial statements included elsewhere in this Form 10-Q is incorporated by reference into this Item.

ITEM 1A.  Risk Factors

Investing in our common stock involves a high degree of risk. You should consider carefully the following risks, together with all other information in this Quarterly Report on Form 10-Q, including our unaudited condensed consolidated financial statements and notes thereto. If any of the following risks actually materializes, our operating results, financial condition and liquidity could be materially adversely affected. As a result, the trading price of our common stock could decline and you could lose part or all of your investment. The following information updates, and should be read in conjunction with, the information disclosed in Part I, Item 1A, "Risk Factors," contained in the Annual Report on Form 10-K for the year ended December 31, 2019 as amended by the Amendment No. 1 thereto (the “2019 Form 10-K”). There have been no material changes from the risk factors disclosed in “Part I—Item 1A. Risk Factors” in our 2019 Form 10-K, except as follows:

If we are not successful in our efforts to increase sales or raise capital, we could experience a shortfall in cash over the next twelve months, and our ability to obtain additional financing on acceptable terms, if at all, may be limited.

As of March 31, 2020 and December 31, 2019, we had cash and cash equivalents and a short-term investment, collectively, of $398,737 and $1,625,671, respectively. However, during the three months ended March 31, 2020 and year ended December 31, 2019, we reported a net loss of $747,427 and $6,920,540 respectively, and used $1,026,812 and $2,815,621 of cash for operations, respectively. Despite raising capital in the April 2020 Offering resulting in aggregate net proceeds of $1,509,200 and May 2020 Offering resulting in the aggregate net proceeds of $13,475,000 after deducting underwriting discounts and commissions and other expenses related to the offering, if we are not successful with our efforts to increase revenue, we could experience a shortfall in cash over the next twelve months. If there is a shortfall, we may be forced to reduce operating expenses, among other steps, all of which would have a material adverse effect on our operations going forward.

We may also seek to obtain debt or additional equity financing to meet any cash shortfalls. The type, timing and terms of any financing we may select will depend on, among other things, our cash needs, the availability of other financing sources and prevailing conditions in the financial markets. However, there can be no assurance that we will be able to secure additional funds if needed and that, if such funds are available, the terms or conditions would be acceptable to us. If we are unable to secure additional financing, further reduction in operating expenses might need to be substantial in order for us to ensure enough liquidity to sustain our operations. Any equity financing would be dilutive to our stockholders. If we incur debt, we will likely be subject to restrictive covenants that significantly limit our operating flexibility and require us to encumber our assets. If we fail to raise sufficient funds and continue to incur losses, our ability to fund our operations, take advantage of strategic opportunities, or otherwise respond to competitive pressures will be significantly limited. Any of the above limitations could force us to significantly curtail or cease our operations, and you could lose all of your investment in our common stock. These circumstances have raised substantial doubt about our ability to continue as a going concern, and continued cash losses may risk our status as a going concern. Our consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

There can be no assurance that our collaboration with Transcend will be successful and generate revenue.

On March 30, 2020, we entered into a non-binding Memorandum of Understanding with Transcend to provide joint products and services. Products that are expected to be implemented include modular primary care medical units, COVID-19 diagnostic testing units, quarantine living units, as well as drive through testing units at employer onsite clinics and community hospitals. The Memorandum of Understanding does not specify a quantity of units to be built or provide for any guarantee of services by either party. There can be no assurance that the collaboration will continue, that it will yield the anticipated benefits or generate significant revenue, if any, that we will be able to build the anticipated medical and testing units in a timely manner or that the need for such units will continue.

There can be no assurance that our Distributorship Agreement with Osang will generate revenue.

On April 30, 2020, we entered into the Distributorship Agreement with Osang that provides us with the non-exclusive right to distribute Osang’s GeneFinder COVID-19 Plus RealAmp Kit in the United States for a stated term of one (1) year. The Distribution Agreement does not guarantee us a specific quantity of kits to sell or a customer list, requires us to pay for 100% of the purchase order prior to delivery (though we do not expect to make any cash outlays for product and expect instead to require our customers to make such cash outlays) and may be terminated by either party at any time on thirty (30) days’ notice. To date, we have never sold any medical devices or kits and there can be no guarantee that we will be able to establish a sales force, establish distribution channels or solicit customers for the kits. There can be no assurance that the Distributorship Agreement will continue, that it will yield the anticipated benefits or generate significant revenue, if any.

Product liability and other claims with respect to Osang’s GeneFinder COVID-19 Plus RealAmp Kit may have material adverse effects on our business.

Companies that distribute medical tests, are generally subject to risks related to product liability litigation and other claims or litigation. Product liability risks are inherent in marketing and sale of pharmaceutical products. Even though we are not currently subject to any product liability claims such claims could arise at a later date. Though Osang has agreed to indemnify us for certain product liability claims, claims arising under the Distributorship Agreement must be arbitrated in Singapore and enforcement of such indemnification provisions would be time-consuming for our management and lead to significant costs and losses, which would adversely affect our business, results of operations, cash flows, financial condition, and/or prospects.

Even though we intend to obtain product liability insurance and Osang has agreed to indemnify us for certain claims arising out of the manufacture of the kits, there can be no assurance that such insurance coverage will continue to be available on reasonable commercial terms or that such insurance or indemnification will prove adequate. If sufficient insurance coverage is not obtained covering product liability, or if such future litigation or investigation exceeds our insurance coverage, we could be subject to significant liabilities, which could have material adverse effect on our business, results of operations, cash flows, financial condition, and/or prospects.

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

As of May 12, 2020, there are outstanding options and warrants to purchase 52,337 and 353,190 shares of common stock, respectively, in addition to 56,518 vested and unvested restricted stock units. The exercise of such options and warrants and the vesting of restricted stock units would dilute the then-existing stockholders’ percentage ownership of our stock, and any sales in the public market of common stock underlying such securities could adversely affect prevailing market prices for the common stock. Moreover, the terms upon which we would be able to obtain additional equity capital could be adversely affected because the holders of our options and warrants can be expected to exercise them at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable to us than those provided by such securities.

The loss of one or a few customers could have a material adverse effect on us.

A few customers have in the past, and may in the future, account for a significant portion of our revenues in any one year or over a period of several consecutive years. For example, for the three months ended March 31, 2020, approximately 73% of our revenue was generated from four customers and for the year ended December 31, 2019, approximately 78% of our revenue was generated from two customers. Although we have contractual relationships with many of our significant customers, our customers may unilaterally reduce or discontinue their contracts with us at any time. The loss of business from a significant customer could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We rely on certain vendors to supply us with materials and products that, if we were unable to obtain, could adversely affect our business.

We have relationships with key materials vendors, and we rely on suppliers for our purchases of products from them.  Any inability to obtain materials or services in the volumes required and at competitive prices from our major trading partners, the loss of any major trading partner or the discontinuation of vendor financing (if any) may seriously harm our business because we may not be able to meet the demands of our customers on a timely basis in sufficient quantities or at all.  Other factors, including reduced access to credit by our vendors resulting from economic conditions, may impair our vendors’ ability to provide products in a timely manner or at competitive prices.  We also rely on other vendors for critical services such as transportation, supply chain and professional services.  Any negative impacts to our business or liquidity could adversely impact our ability to establish or maintain these relationships. For the three months ended March 31, 2020 and year ended December 31, 2019, 90% and 74%, respectively of our cost of revenue related to three vendors.

Our clients may adjust, cancel or suspend the contracts in our backlog; as such, our backlog is not necessarily indicative of our future revenues or earnings. In addition, even if fully performed, our backlog is not a good indicator of our future gross margins.

Backlog represents the total dollar amount of revenues we expect to record in the future as a result of performing work under contracts we have been awarded. We include in backlog only those contracts for which we have reasonable assurance that the customer can obtain the permits for construction and can fund the construction. As of March 31, 2020, our backlog totaled approximately $17.5 million and as of December 31, 2019, our backlog totaled approximately $17.6 million. The decrease in backlog at March 31, 2020 from December 31, 2019 is primarily attributable to work in progress or completed contracts during the first three months of 2020 for approximately $198,756. We cannot provide assurance that our backlog will be realized as revenues in the amounts reported or, if realized, will result in profits. In accordance with industry practice, substantially all of our contracts are subject to cancellation, termination or suspension at our customer’s discretion. In the event of a project cancellation, we generally would not have a contractual right to the total revenue reflected in our backlog. Projects can remain in backlog for extended periods of time because of the nature of the project and the timing of the particular services required by the project. In addition, the risk of contracts in backlog being cancelled or suspended generally increases during periods of widespread economic slowdowns or in response to changes in commodity prices.

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

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On February 4, 2020, we issued an accredited investor a secured note in the aggregate principal amount of $200,000 (the "Note") that bears interest at a rate of nine percent (9%) per annum, is due on July 31, 2023, and is secured by a security interest in the royalty payable to us under that certain Exclusive License Agreement, dated October 3, 2019, with CPF GP 2019-1 LLC. The Note was issued in reliance upon Section 4(a)(2) of the Securities Act of 1933.

ITEM 3.     Defaults Upon Senior Securities

None.

ITEM 4.     Mine Safety Disclosures

Not applicable.

ITEM 5.     Other Information

None.

ITEM 6.      Exhibits

EXHIBIT INDEX
Exhibit Number	Description
3.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, as amended, of SG Blocks, Inc. (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on February 5, 2020 (File No. 001-38037)).
4.1	Form of 9% Secured Note (incorporated herein by reference to Exhibit 4.1 of the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on February 6, 2020 (File No. 001-38037)

4.2	Description of Capital Stock (incorporated by reference to Exhibit 4.13 on the Annual Report on Form 10-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on March 30, 2020 (File No. 001-38037)
10.1	Promissory Note, dated January 21, 2020, issued by CPF GP 2019-1 LLC to SG Blocks, Inc. (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on January 23, 2020 (File No. 001-38037)
10.2	Promissory Note, dated January 21, 2020, issued by CPF GP 2019 -1 LLC to Paul Galvin (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on January 23, 2020 (File No. 001-38037)
10.3	Security Agreement, by and among CPF GP 2019-1 LLC, SG Blocks, Inc. and Paul Galvin, dated January 21, 2020 (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on January 23, 2020 (File No. 001-38037)
10.4	Form of Securities Purchase Agreement (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on February 6, 2020 (File No. 001-38037)
10.5

Form of Pledge Agreement (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on February 6, 2020 (File No. 001-38037)

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

SG BLOCKS, INC.
(Registrant)

Date: May 14, 2020	By:	/s/ Paul M. Galvin
Paul M. Galvin Chief Executive Officer and Chairman of the Board (Principal Executive Officer)