Form 10-Q
period 2020-06-30
SG BLOCKS, INC.
filed 2020-08-13
CIK 1023994

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 001-38037

SG BLOCKS, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-4463937
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

17 State Street, 19th Floor, New York, NY	10004
(Address of principal executive offices)	(Zip Code)

(646) 240-4235

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on which Registered
Common Stock, par value $0.01 per share	SGBX	The Nasdaq Stock Market LLC

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

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☒     No  ☐

As of August 10, 2020, the issuer had a total of 8,596,189 shares of the registrant’s common stock, $0.01 par value, outstanding.

SG BLOCKS, INC.

FORM 10-Q

1

PART I. FINANCIAL INFORMATION

ITEM 1.     Financial Statements

SG BLOCKS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	June 30, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,112,907	$1,625,671
Accounts receivable, net	1,584,252	1,101,185
Contract assets	11,830	106,015
Prepaid expenses and other current assets	277,034	73,938
Total current assets	17,986,023	2,906,809

Property, plant and equipment, net	9,899	11,747
Goodwill	1,223,520	1,223,520
Long-term note receivable	661,096	—
Intangible assets, net	2,226,244	2,298,805
Deferred contract costs, net	173,337	193,730
Total Assets	$22,280,119	$6,634,611

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,863,384	$2,105,505
Contract liabilities	148,851	168,957
Total current liabilities	2,012,235	2,274,462

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $1.00 par value, 5,405,010 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 25,000,000 shares authorized; 8,596,189 issued and outstanding as of June 30, 2020 and 1,157,890 issued and outstanding as of December 31, 2019	85,962	11,579
Additional paid-in capital	39,351,139	21,932,387
Accumulated deficit	(19,169,217)	(17,583,817)
Total stockholders’ equity	20,267,884	4,360,149
Total Liabilities and Stockholders’ Equity	$22,280,119	$6,634,611

The accompanying notes are an integral part of these condensed consolidated financial statements.

2

SG BLOCKS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

	For the Three Months Ended June 30,	For the Three Months Ended June 30,	For the Six Months Ended June 30,	For the Six Months Ended June 30,
	2020	2019	2020	2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue:
Construction services	$534,526	$675,170	$623,867	$2,333,244
Engineering services	94,423	52,738	203,838	129,788
Total	628,949	727,908	827,705	2,463,032

Cost of revenue:
Construction services	193,208	435,671	265,119	1,594,900
Engineering services	61,508	24,919	142,372	56,709
Total	254,716	460,590	407,491	1,651,609

Gross profit	374,233	267,318	420,214	811,423

Operating expenses:
Payroll and related expenses	392,338	645,627	664,146	1,284,177
General and administrative expenses	766,750	506,664	1,258,064	839,664
Marketing and business development expense	30,899	84,216	63,237	131,575
Pre-project expenses	25,000	2,520	25,000	18,451
Total	1,214,987	1,239,027	2,010,447	2,273,867

Operating loss	(840,754)	(971,709)	(1,590,233)	(1,462,444)

Other income (expense):
Interest expense	(3,452)	—	(6,263)	—
Interest income	6,233	—	11,096	—
Total	2,781	—	4,833	—

Loss before income taxes	(837,973)	(971,709)	(1,585,400)	(1,462,444)
Income tax expense	—	—	—	—

Net loss	$(837,973)	$(971,709)	$(1,585,400)	$(1,462,444)

Net loss per share - basic and diluted:
Basic and diluted	$(0.16)	$(4.02)	$(0.48)	$(6.43)

Weighted average shares outstanding:
Basic and diluted	5,369,132	241,881	3,278,913	227,602

The accompanying notes are an integral part of these condensed consolidated financial statements.

3

SG BLOCKS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	$0.01 Par Value Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at March 31, 2020	1,170,524	$11,705	$21,970,903	$(18,331,244)	$3,651,364
Stock-based compensation	—	—	129,750	—	129,750
Conversion of restricted stock units to common stock	12,000	120	(120)	—	—
Conversion of debt exchange to common stock	73,665	737	205,526	—	206,263
Issuance of common stock, net of issuance costs	7,340,000	73,400	17,045,080	—	17,118,480
Net loss	—	—	—	(837,973)	(837,973)
Balance at June 30, 2020	8,596,189	$85,962	$39,351,139	$(19,169,217)	$20,267,884

Balance at December 31, 2019	1,157,890	$11,579	$21,932,387	$(17,583,817)	$4,360,149
Stock-based compensation	—	—	168,514	—	168,514
Conversion of restricted stock units to common stock	24,672	246	(246)	—	—
Reverse stock split settlement	(38)	—	(122)	—	(122)
Conversion of debt exchange to common stock	73,665	737	205,526	—	206,263
Issuance of common stock, net of issuance costs	7,340,000	73,400	17,045,080	—	17,118,480
Net loss	—	—	—	(1,585,400)	(1,585,400)
Balance at June 30, 2020	8,596,189	$85,962	$39,351,139	$(19,169,217)	$20,267,884

	$0.01 Par Value Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at March 31, 2019	213,002	$2,130	$17,958,022	$(11,154,012)	$6,806,140
Stock-based compensation	—	—	231,182	—	231,182
Issuance of common stock, net of issuance costs	42,388	424	552,285	—	552,709
Net loss	—	—	—	(971,709)	(971,709)
Balance at June 30, 2019	255,390	$2,554	$18,741,489	$(12,125,721)	$6,618,322

Balance at December 31, 2018	213,002	$2,130	$17,741,214	$(10,663,277)	$7,080,067
Stock-based compensation	—	—	447,990	—	447,990
Issuance of common stock, net of issuance costs	42,388	424	552,285	—	552,709
Net loss	—	—	—	(1,462,444)	(1,462,444)
Balance at June 30, 2019	255,390	$2,554	$18,741,489	$(12,125,721)	$6,618,322

The accompanying notes are an integral part of these condensed consolidated financial statements.

4

SG BLOCKS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	For the Six Months Ended June 30, 2020	For the Six Months Ended June 30, 2019
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(1,585,400)	$(1,462,444)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,848	6,301
Amortization of intangible assets	72,561	72,562
Amortization of deferred license costs	20,393	—
Bad debt expense (benefit)	—	(54,000)
Interest income on long-term note receivable	(11,096)	—
Stock-based compensation	168,514	339,361
Changes in operating assets and liabilities:
Accounts receivable	(483,067)	351,820
Contract assets	94,185	239,524
Prepaid expenses and other current assets	(203,096)	756,393
Accounts payable and accrued expenses	(235,858)	(846,261)
Contract liabilities	(20,106)	(1,150,458)
Net cash used in operating activities	(2,181,122)	(1,747,202)

Cash flows provided by investing activities:
Advances in note receivable	(650,000)	—
Net cash used in investing activities	(650,000)	—

Cash flows from financing activities:
Proceeds from public stock offering, net of issuance costs	17,118,480	552,709
Proceeds from long-term note payable	200,000	—
Settlement of common stock from reverse stock split	(122)	—
Net cash provided by financing activities	17,318,358	552,709

Net increase (decrease) in cash and cash equivalents	14,487,236	(1,194,493)

Cash and cash equivalents - beginning of period	1,625,671	1,368,395

Cash and cash equivalents - end of period	$16,112,907	$173,902

Supplemental disclosure of non-cash operating activities:
Non-cash conversion of long-term note payable to common stock	$200,000	$—
Non-cash conversion of accrued interest of long-term note payable to common stock	6,263	—
Non-cash conversion of accrued salary to restricted stock units to common stock	—	108,629
Total non-cash operating activities	$206,263	$108,629

The accompanying notes are an integral part of these condensed consolidated financial statements.

5

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2020 and 2019 (Unaudited)

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

The building products developed with the Company’s proprietary technology and design and engineering expertise, the Company modifies code-engineered cargo shipping containers and purpose-built modules for use for safe and sustainable commercial, industrial and residential building construction. Rather than consuming new steel and lumber, the Company’s proprietary technology and design and engineering expertise allows for the redesign, repurpose and conversion of heavy-gauge steel cargo shipping containers into SGBlocks™, which are safe green building blocks for commercial, industrial, and residential building construction. The Company’s technology and expertise is also used to purpose-build modules, or prefabricated steel modular units customized for use in modular construction (“SGPBMs” and, together with SGBlocks™, “Modules”), primarily to augment or complement an SGBlocks™ structure. The Company’s core customer base is comprised of architects, landowners, builders and developers who use our Modules in commercial and residential structures. The Company’s operating model combines product design and outsourcing of the modifications and finish out of Modules using proprietary algorithms developed by the Company to produce and deliver Modules across the country. The Company believes this combination enables us to generate economies of scale while maintaining high customer service levels in the environmentally-friendly construction space.

There are three core product offerings that utilize our technology and engineering expertise. The first product offering involves GreenSteel™ modules, which are the structural core and shell of an SGBlocks building. The Company procures the containers, engineer required openings with structural steel enforcements, paint the SGBlocks and then deliver them on-site, where the customer or a customer’s general contractor will complete the entire finish out and installation. The second product offering involves replicating the process to create the GreenSteel product and, in addition, installing selected materials, finishes and systems (including, but not limited to floors, windows, doors, interior painting, electrical wiring and fixtures, plumbing outlets and bathrooms, roofing system) and delivering SGBlocks pre-fabricated containers to the site for a third party licensed general contractor to complete the final finish out and installation. Finally, the third product offering is the completely fabricated and finished SGBlocks building (including but not limited to floors, windows, doors, interior painting, electrical wiring and fixtures, plumbing outlets and bathrooms, roofing systems), including erecting the final unit on site and completing any other final steps. The building is ready for occupancy and/or use as soon as installation is completed. Construction administration and/or project management services are typically included in our product offerings.

The Company also provides engineering and project management services related to the use and modification of Modules in construction.

The Company is now focusing on entering into licensing agreements across the Company’s construction opportunity verticals and will be able to focus its sales and marketing efforts on qualified lead generation for its licensees.

Reverse Stock Split

On February 5, 2020, the Company effected a 1-for-20 reverse stock split of its then-outstanding common stock, which has since been converted. All share and per share amounts set forth in the condensed consolidated financial statements of the Company have been retroactively restated to reflect the 1-for-20 reverse stock split as if it had occurred as of the earliest period presented and unless otherwise stated, all other share and per share amounts for all periods presented in these condensed consolidated financial statements have been adjusted to reflect the reverse stock split effected in February 2020.

As of June 30, 2020, the Company had 8,596,189 shares of common stock issued and outstanding.
6

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2020 and 2019 (Unaudited)

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

As of June 30, 2020, the Company had cash and cash equivalents of $16,112,907 and a backlog of approximately $17.3 million. See Note 11 for a discussion of construction backlog. Based on our conversations with key customers, the Company anticipates its backlog to convert to revenue over the following period:

2020
Within 1 year	$4,436,977
1 to 2 years	10,285,000
Thereafter	2,571,250
Total Backlog	$17,293,227

The Company completed an equity offering in April 2019 and in August 2019, which resulted in net proceeds of approximately $1,136,014. See Note 12 for a discussion of these offerings. The Company completed a Securities Purchase Agreement in November 2019, which resulted in net proceeds of approximately $326,250. See Note 10 for a discussion on this securities purchase agreement. The Company completed a public offering in December 2019, which resulted in net proceeds of approximately $2,117,948. The Company completed a public offering in April and May 2020, which resulted in net proceeds of approximately $1,522,339, and $15,596,141, respectively. See Note 12 for a discussion on these public offerings. The Company believes that it has adequate cash balances to meet obligations coming due in the next twelve months and further intends to meet its capital needs by containing costs, entering into strategic alliances, as well as exploring other options, including the possibility of raising additional debt or equity capital as necessary. There is, however, no assurance the Company will be successful in meeting its capital requirements prior to becoming cash flow positive.  The Company does not have any additional sources secured for future funding, and if it is unable to raise the necessary capital at the times it requires such funding, it may need to materially change its business plan, including delaying implementation of aspects of such business plan or curtailing or abandoning such business plan altogether.

With the global spread of the ongoing novel coronavirus ("COVID-19") pandemic during the first six months, the Company has implemented business continuity plans designed to address and mitigate the impact of the COVID-19 pandemic on its employees and business. The Company is experiencing delays in projects due to the COVID-19. Any quarantines, the timing and length of containment and eradication solutions, travel restrictions, absenteeism by infected workers, labor shortages or other disruptions to the Company's suppliers and contract manufacturers or customers would likely adversely impact the Company's sales and operating results and result in further project delays. In addition, the pandemic could result in an economic downturn that could affect the demand for the Company's products. Order lead times could be extended or delayed and pricing could increase. Some products or services may become unavailable if the regional or global spread were significant enough to prevent alternative sourcing. Accordingly, the Company is considering alternative product sourcing in the event that product supply becomes problematic. The Company expects this global pandemic to have an impact on the Company's revenue and results of operations, the size and duration of which the Company is currently unable to predict. In addition, to the extent the ongoing COVID-19 pandemic adversely affects the Company's business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties which the Company faces.
7

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2020 and 2019 (Unaudited)

3.	Summary of Significant Accounting Policies

Basis of presentation and principals of consolidation – The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 8 Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. The condensed financial statements and notes should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2019 included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission on March 30, 2020. In the opinion of management, all adjustments, consisting of normal accruals, considered necessary for a fair presentation of the interim financial statements have been included. Results for the six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

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

For the Six Months Ended June 30, 2020 and 2019 (Unaudited)

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

On October 3, 2019, the Company entered into an Exclusive License Agreement (“ELA” ) pursuant to which it granted an exclusive license for its technology as outlined in the ELA. The ELA is described below. Under the ELA, the Company will receive royalty payments based upon gross revenues earned by the licensee for commercialized products within the field of design and project management platforms for residential use, including single-family residences and multi-family residences, but excluding military housing. The Company has determined that the ELA grants the licensee a right to access the Company’s intellectual property throughout the license period (or its remaining economic life, if shorter), and thus recognizes revenue over time as the licensee recognizes revenue and the Company has the right to payment of royalties. No revenue has been recognized under the ELA for the six months ended June 30, 2020.

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

The Agreement also provides that CMC has engaged the Company to build and design, in the aggregate, approximately 100 residential and commercial units at 1100 Ridge Avenue, Atlanta, Georgia, which is known as the “Ridge Avenue, Atlanta Project.” The total value of the project is approximately $16,900,000. The project is a residential project but not subject to the Company’s Exclusive License Agreement, dated October 3, 2019.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2020 and 2019 (Unaudited)

3.	Summary of Significant Accounting Policies (continued)

In May 2020, the Company and OSANG Healthcare Co., Ltd. ("Osang"), a South Korea based global manufacturer and distributor of medical grade diagnostic tests and equipment, announced the signing of a one year, non-exclusive distributorship agreement for the United States, for OHC's "GeneFinder COVID-19 Plus RealAmp Kit." This is a test designed to detect SARS-CoV-2, the virus that causes COVID-19. The Distributorship Agreement is Osang's standard form of distributorship agreement and provides the Company with the non-exclusive right to distribute Osang's GeneFinder COVID-19 Plus RealAmp Kit in the United States for a stated term of one (1) year. Pursuant to the terms of the Distributorship Agreement, the Company is required to make payment for 100% of any purchase order prior to shipment of the product from Osang, though it does not expect to make any cash outlays with respect to any product that it distributes and expects instead to require any third-party purchasers to make the necessary cash outlays as part of a purchase order entered into with the Company. The Distributorship Agreement does not guarantee us a specific quantity of kits to sell or a customer list, and may be terminated by either party at any time on thirty (30) days' notice. To date, the Company never sold any medical devices or kits and there can be no guarantee that it will be able to establish a sales force, establish distribution channels or solicit customers for the kits. An import license from the U.S. government has been issued to import and distribute the Osang test kits. There can be no assurance that the Distribution Agreement will continue, that it will yield the anticipated benefits or generate significant revenue, if any. No revenue has been recognized under the distribution agreement for the six months ended June 30, 2020.

Disaggregation of Revenues

The Company’s revenues are principally derived from construction and engineering contracts related to Modules. The Company's contracts are with customers in various industries.

The following tables provide further disaggregation of the Company’s revenues by categories:

	Three Months Ended June 30,
Revenue by Customer Type	2020		2019
Hospitality	$38,135	6%	$(2,430)	—%
Medical (modular structures)	57,033	9%	—	—%
Multi-Family (includes Single-Family)	21,291	3%	41,319	6%
Office	10,058	2%	82,294	11%
Retail	202,432	32%	606,725	83%
Other (1)	300,000	48%	—	—%
Total revenue by customer type	$628,949	100%	$727,908	100%

	Six Months Ended June 30,
Revenue by Customer Type	2020		2019
Hospitality	$42,799	5%	$(1,252)	—%
Medical (modular structures)	58,532	7%	—	—%
Multi-Family (includes Single-Family)	51,963	6%	112,191	5%
Office	50,909	6%	1,207,897	49%
Retail	323,502	39%	1,137,384	46%
Special Use	—	—%	6,812	—%
Other (1)	300,000	37%	—	—%
Total revenue by customer type	$827,705	100%	$2,463,032	100%

(1) Construction fee of $300,000 with no cost of revenue.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2020 and 2019 (Unaudited)

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

Deferred Contract Costs - Prior to entering into the ELA, the Company was subject to an agreement to construct and develop a certain property (“Original Agreement”), which now is subject to the ELA. Because of this, the Company is no longer obliged to its Original Agreement. Upon entering the ELA, the Company had an outstanding accounts receivable balance of $306,143, which was forfeited and recognized this amount as deferred contract costs. This amount was offset by $102,217, which was reimbursement from the licensee for project costs on this project.  The Company incurred total deferred contract costs of $203,926.  The Company considered this amount an incremental cost of obtaining that ELA, because the Company expects to recover those costs through future royalty payments. The Company plans to amortize the asset over sixty months, which is the initial term of the ELA because the asset relates to the services transferred to the customer during the contract term. As of June 30, 2020, accumulated amortization related to deferred contract costs amounted to $30,589. During the three and six months ended June 30, 2020, amortization expense relating to the deferred contract costs amounted to $10,196 and $20,393, respectively, and is included in general and administrative expenses on the accompanying condensed consolidated statement of operations.

Exclusive License Agreement – On October 3, 2019, as amended on October 17, 2019, the Company entered into the ELA with CPF GP 2019-1 LLC (the “Licensee”), pursuant to which the Company granted the Licensee an exclusive license (the “License”) solely within the United States and its legal territories to the Company’s technology, intellectual property, any improvements thereto, and any related permits, in order to develop and commercialize products within the field of design and project management platforms for residential use, including single-family residences and multi-family residences, but excluding military housing. The Ridge Avenue Project has also been excluded from the License. The License Agreement has an initial term of five (5) years and will automatically renew for subsequent five (5) year periods. The License Agreement provides for customary terminating provisions, including the right by the Company to terminate if the Licensee fails to make minimum royalty payments (as described below).

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2020 and 2019 (Unaudited)

3.	Summary of Significant Accounting Policies (continued)

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

Cash and cash equivalents – The Company considers cash and cash equivalents to include all short-term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less upon acquisition. Cash and cash equivalents totaled $16,112,907 as of June 30, 2020 and $1,625,671 as of December 31, 2019.

Short-term investment – The Company classifies investments consisting of a certificate of deposit with a maturity greater than three months but less than one year as short-term investment.  The Company had no short-term investment as of June 30, 2020 or December 31, 2019, respectively.

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

Inventory – Raw construction materials (primarily shipping containers) are valued at the lower of cost (first-in, first-out method) or net realizable value. Finished goods and work-in-process inventories are valued at the lower of cost or net realizable value, using the specific identification method. There was no inventory as of June 30, 2020 or December 31, 2019, respectively.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2020 and 2019 (Unaudited)

3.	Summary of Significant Accounting Policies (continued)

Goodwill – The Company performs its impairment test of goodwill at the reporting unit level each fiscal year, or more frequently if events or circumstances change that would more likely than not reduce the fair value of its reporting unit below its carrying values. The Company performs a goodwill impairment test by comparing the fair value of the reporting unit with its carrying value and recognizes an impairment charge for the amount by which the carrying value exceeds the fair value, not to exceed the total amount of goodwill. The amount by which the carrying value of the goodwill exceeds its implied fair value, if any, is recognized as an impairment loss. The Company’s evaluation of goodwill completed during the year ended December 31, 2019 resulted in impairment loss of $2,938,653, which represents the total goodwill impairment loss to date. The impairment loss was due to a deterioration in the Company's estimated future cash flows. There were no impairments during the six months ended June 30, 2020. The Company has taken the recent COVID-19pandemic into consideration when determining impairment.

Intangible assets – Intangible assets consist of $2,766,000 of proprietary knowledge and technology, which is being amortized over 20 years and $1,113,000 of customer contracts, which has been amortized over 2.5 years, and is fully amortized. In addition, included in intangible assets is $28,820 of trademarks and $5,300 of website costs that are being amortized over 5 years. The Company evaluated intangible assets for impairment during the year ended December 31, 2019, and determined that there were no impairment losses. There was no impairment during the six months ended June 30, 2020. The accumulated amortization as of June 30, 2020 and 2019 was $1,686,876 and $1,541,753, respectively. The amortization expense for the three months ended June 30, 2020 and 2019 was $36,281 and $36,281, respectively. The amortization expense for the six months ended June 30, 2020 and 2019 was $72,561 and $72,562, respectively. The estimated amortization expense for the successive five years is as follows:

For the year ending December 31,:
2020	$72,562
2021	145,124
2022	140,801
2023	139,007
2024	138,300
Thereafter	1,590,450
$2,226,244

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

For the Six Months Ended June 30, 2020 and 2019 (Unaudited)

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

Transfer into and transfers out of the hierarchy levels are recognized as if they had taken place at the end of the reporting period. There were no transfers into or out of the hierarchy levels during the six months ended June 30, 2020 or 2019.

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

For the Six Months Ended June 30, 2020 and 2019 (Unaudited)

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

With respect to receivables, concentrations of credit risk are limited to a few customers in the construction industry. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers other than normal lien rights. At June 30, 2020 and December 31, 2019, 88% and 92%, respectively, of the Company’s gross accounts receivable were due from two and one customers.

Revenue relating to two customers represented approximately 72% and 91% of the Company’s total revenue for the three months ended June 30, 2020 and 2019, respectively. Revenue relating to three and two customers represented approximately 69% and 87% of the Company's total revenue for the six months ended June 30, 2020 and 2019, respectively.

Cost of revenue relating to two and three vendors represented approximately 51% and 92% of the Company's total cost of revenue for the three months ended June 30, 2020 and 2019, respectively. Cost of revenue relating to four and three vendors represented approximately 75% and 92% of the Company’s total cost of revenue for the six months ended June 30, 2020 and 2019, respectively. The Company believes it has access to alternative suppliers, with limited disruption to the business, should circumstances change with its existing suppliers.

4.	Accounts Receivable

At June 30, 2020 and December 31, 2019, the Company’s accounts receivable consisted of the following:

	2020	2019
Billed:
Construction services	$1,773,473	$1,321,575
Engineering services	44,263	14,594
Retainage receivable	543,416	544,911
Other receivable	8,995	6,000
Total gross receivables	2,370,147	1,887,080
Less: allowance for doubtful accounts	(785,895)	(785,895)
Total net receivables	$1,584,252	$1,101,185

Receivables are evaluated for collectability and allowances for potential losses are established or maintained on applicable receivables. There was no provision for doubtful accounts, no recoveries collected for doubtful accounts and no write offs during the six months ended June 30, 2020. There was no provision for doubtful accounts, $54,000 in recoveries collected for doubtful accounts and no write offs for the year ended December 31, 2019.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2020 and 2019 (Unaudited)

5.	Contract Assets and Contract Liabilities

Costs and estimated earnings on uncompleted contracts, which represent contract assets and contract liabilities, consisted of the following at June 30, 2020 and December 31, 2019:

	2020	2019
Costs incurred on uncompleted contracts	$622,745	$513,558
Estimated earnings to date on uncompleted contracts	178,553	127,032
Gross contract assets	801,298	640,590
Less: billings to date	(938,319)	(703,532)
Net contract liabilities	$(137,021)	$(62,942)

The above amounts are included in the accompanying condensed consolidated balance sheets under the following captions at June 30, 2020 and December 31, 2019.

	2020	2019
Contract assets	$11,830	$106,015
Contract liabilities	(148,851)	(168,957)
Net contract liabilities	$(137,021)	$(62,942)

Although management believes it has established adequate procedures for estimating costs to complete on open contracts, it is at least reasonably possible that additional significant costs could occur on contracts prior to completion. The Company periodically evaluates and revises its estimates and makes adjustments when they are considered necessary.

6.	Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation and amortization and depreciated using the straight-line method over their useful lives. At June 30, 2020 and December 31, 2019, the Company’s property, plant and equipment, net consisted of the following:

	2020	2019
Computer equipment and software	$18,862	$18,862
Furniture and other equipment	1,885	1,885
Property, plant and equipment	20,747	20,747
Less: accumulated depreciation	(10,848)	(9,000)
Property, plant and equipment, net	$9,899	$11,747

Depreciation expense for the three months ended June 30, 2020 and 2019 amounted to $924 and $3,136, respectively. Depreciation expense for the six months ended June 30, 2020 and 2019 amounted to $1,848 and $6,301 respectively.
16

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2020 and 2019 (Unaudited)

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

In April 2020, CPF GP issued to the Company a promissory note in the principal amount of $250,000 (the “Company Note 2”). The transaction closed on April 15, 2020, on which date the Company loaned CPF GP 2019-1 LLC $250,000. The Company Note was issued pursuant to that certain Loan Agreement and Promissory Note, dated October 3, 2019 (the “Loan Agreement 2”), as amended on October 15, 2019 and November 7, 2019 by and between the CPF GP and the Company, and bear interest at five percent (5%) per annum, payable, together with the unpaid principal amount of the promissory notes, on the earlier of the July 31, 2023 maturity date or upon the liquidation, redemption sale or issuance of a dividend upon the LLC interests in CPF MF 2019-1 LLC, a Texas limited liability company of which CPF GP is the general partner.

8.	Notes Payable

On February 4, 2020, the Company entered into a Securities Purchase Agreement with an accredited investor, pursuant to which the Company issued to the investor secured note in the aggregate principal amount of $200,000 (“Note”) and bears interest at a rate of nine percent (9%) per annum, due on July 31, 2023, that is secured under a Pledge Agreement, dated February 4, 2020, entered into with the investor by a security interest in the royalty payable to the Company under that certain Exclusive License Agreement, dated October 3, 2019, with CPF GP 2019-1 LLC. The Company has the right to prepay the Note, in whole or in part, at any time and from time to time, without premium or penalty. During the three months ending June 30,2020, the Note to investor of $200,000 and unpaid accrued interest of $6,263 was converted into 73,665 shares of the Company's common stock.

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

At June 30, 2020, there were options, including options granted to non-employees and non-directors, restricted stock units and warrants to purchase 52,337, 44,518 and 353,190 shares of common stock, respectively, outstanding that could potentially dilute future net income per share. Because the Company had a net loss as of June 30, 2020, it is prohibited from including potential common shares in the computation of diluted per share amounts. Accordingly, the Company has used the same number of shares outstanding to calculate both the basic and diluted loss per share. At June 30, 2019, there were options, including options to non-employees and non-directors, restricted stock units and warrants to purchase 54,003, 26,536 and 50,939 shares of common stock, respectively, outstanding that could potentially dilute future net income per share.
17

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2020 and 2019 (Unaudited)

10.	Convertible Debentures

On November 12, 2019, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an investor, pursuant to which the Company issued to the investor a senior secured convertible debenture in the principal amount of $480,770 (the “Debenture”) for proceeds of $375,000 (representing an original issue discount of 22%). The Company received net proceeds of approximately $326,250 after deducting certain fees due to the placement agent and certain transaction expenses. The Debenture was due 110 days after issuance and was secured under a Security Agreement, dated November 12, 2019, entered into with the investor (the “Security Agreement”) by a security interest in all of the Company’s existing and future assets, subject to existing security interests and exceptions. The Company had the right to redeem all or a portion of the outstanding principal of the Debenture (i) prior to the maturity date without interest and with no conversion by the investor and (ii) after the maturity date at a premium of 120%, and with interest accruing at 24% from the maturity date. As of December 13, 2019 the Debenture was paid back in full to the investor.

The Debenture was convertible into shares of the Company’s common stock only upon (i) the occurrence of an Event of Default (as defined in the Debenture) or (ii) at maturity in the event any principal remained outstanding, at a conversion price equal to the lower of (x) 67.5% of the lowest daily VWAPs of the common stock during the five consecutive trading days immediately preceding the Event of Default or date of maturity or (y) if the Debenture was not fully paid as of the Maturity, the lowest daily VWAP during the ten (10) consecutive trading days immediately preceding the date of the applicable Conversion, and based on a conversion amount determined by the product of (x) the portion of the principal and accrued interest to be converted and (y) 120% or (y) if the Debenture was not fully paid as of the Maturity Date and no conversions had been effected under the Debenture, the lowest daily VWAP during the ten (10) consecutive Trading Days immediately preceding the date of the applicable Conversion; provided, however, that the Company will not issue any shares of common stock upon conversion of the Debenture if the investor would exceed the aggregate number of shares of common stock which the Company may issue upon conversion or exercise (as the case may be) of the Debenture without breaching the Company’s obligations under the rules or regulations of the Nasdaq Stock Market, including rules related to the aggregate of offerings under NASDAQ Listing Rule 5635(d) (which limited such issuance to 60,048 shares, which was 19.99% of the Company’s outstanding shares as of the date of issuance). In addition, subject to limited exceptions, the investor will not have the right to convert any portion of the Debenture if the investor, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to its conversion and under no circumstances may convert the Debenture if the investor, together with its affiliates, would beneficially own in excess of 9.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to its conversion.

In connection with this transaction, the Company entered into a Placement Agency Agreement (the “Placement Agency Agreement”) with ThinkEquity, a division of Fordham Financial Management, Inc. (the “Placement Agent”), pursuant to which the Company had agreed to pay the Placement Agent a cash fee equal to 9% of the gross proceeds received by the Company from the investor in this transaction, as well as a one-time expense fee of $15,000 for aggregate out-of-pocket expenses incurred collectively in this transaction. Pursuant to the Placement Agency Agreement, the Company also agreed to grant to the Placement Agent or its designees warrants to purchase up to 9% of the aggregate number of shares of common stock underlying the Debenture, which was equal to 5,404 shares of common stock, at an exercise price of 110% of the closing price of the Company’s common stock on the closing date (the “Placement Agent Warrants”).

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

For the Six Months Ended June 30, 2020 and 2019 (Unaudited)

11.	Construction Backlog

The following represents the backlog of signed construction and engineering contracts in existence at June 30, 2020 and December 31, 2019, which represents the amount of revenue the Company expects to realize from work to be performed on uncompleted contracts in progress and from contractual agreements in effect at June 30, 2020 and December 31, 2019, respectively, on which work has not yet begun:

	2020	2019
Balance - beginning of period	$17,634,261	$97,657,379
New contracts and change orders during the period	514,041	17,659,053
Adjustments and cancellations, net	(27,370)	(94,697,336)
Subtotal	18,120,932	20,619,096
Less: contract revenue earned during the period	(827,705)	(2,984,835)
Balance - end of period	$17,293,227	$17,634,261

Backlog at June 30, 2020 included one large contract entered into by the Company during the third quarter of 2019 in the amount of approximately $17 million. The Company expects that all of this revenue will be realized by September 30, 2022. During the second quarter of 2019, the Company moved a $25 million contract out of backlog after receiving a cancellation notice from the customer. During the third quarter of 2019, the Company removed two contracts in the amount of $55 million and $15 million out of backlog due to the fact that these projects fall under the exclusive license agreement (“ELA”) executed during the fourth quarter of 2019. Under the ELA, the Company cannot guarantee, but expects to receive, approximately $2.4 million in royalties for one such project. The Company expects to receive these royalties for this one such project through June 30, 2022. Backlog does not include expected royalty fees to the Company under the ELA from projects to be delivered by our licensee.

The Company’s remaining backlog as of June 30, 2020 represents the remaining transaction price of firm contracts for which work has not been performed and excludes unexercised contract options.

The Company expects to satisfy its backlog which represents the remaining unsatisfied performance obligation on contracts as of June 30, 2020 over the following period:

2020
Within 1 year	$4,436,977
1 to 2 years	10,285,000
Thereafter	2,571,250
Total Backlog	$17,293,227

Although backlog reflects business that is considered to be firm, cancellations, deferrals or scope adjustments may occur. Backlog is adjusted to reflect any known project cancellations, revisions to project scope and cost and project deferrals, as appropriate.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2020 and 2019 (Unaudited)

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

In April 2020, the Company also completed a public offering of its common stock (the "April Public Offering"). In connection with the April Public Offering, the Company sold 440,000 shares of common stock at a public offering price of $4.25 per share, resulting in aggregate net proceeds of approximately $1,522,339 after deducting underwriting discounts and commissions and other expenses related to the offering. The Company incurred a total of approximately $347,661 in issuance costs in connection with the offering and no warrants to purchase were issued to the underwriters.

In May 2020, the Company completed a public offering of its common stock (the "May Public Offering"). In connection with the May Public Offering, the Company sold 6,000,000 shares of common stock at a public offering price of $2.50 per share. Pursuant to the terms of the related Underwriting Agreement dated May 6, 2020 by and among the Company and ThinkEquity, a division of Fordham Financial Management, Inc., as representatives of several underwriters named therein ("ThinkEquity"), ThinkEquity was granted an over-allotment option to purchase up to an additional 900,000 shares of the Company's common stock, par value $0.01 per share (the "Common Stock"), in connection with the previously announced public offering. On May 15, 2020, ThinkEquity exercised in full such option with respect to all 900,000 shares of the Company's Common Stock (the "Option Shares"). After giving effect to the full exercise of the over-allotment option, the total number of shares of Common Stock sold by the Company in the May Public Offering was 6,900,000 shares of Common Stock and total net proceeds to the Company, after deducting underwriting discounts and commissions and other offering expenses payable by the Company, were approximately $15,596,141. The Company incurred a total of approximately $1,653,859 in issuance costs in connection with the offering and issued warrants to purchase 300,000 shares of common stock to the underwriters.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2020 and 2019 (Unaudited)

12.	Stockholders’ Equity (continued)

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

In conjunction with the Underwriting Agreement in May 2020, the Company issued to the underwriter, as compensation, warrants to purchase an aggregate of 300,000 shares of common stock at an initial exercise price of  $3.14 per share. The warrants are exercisable at the option of the holder on or after November 6, 2020 and expire May 5, 2025.

 SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2020 and 2019 (Unaudited)

14.	Share-based Compensation

On October 26, 2016, the Company’s Board of Directors approved the issuance of up to 25,000 shares of the Company’s common stock in the form of restricted stock or options (“2016 Stock Plan”). Effective January 20, 2017, the 2016 Stock Plan was amended and restated as the SG Blocks, Inc. Stock Incentive Plan, as further amended effective June 1, 2018 (the “Incentive Plan”). The Incentive Plan authorizes the issuance of up to 125,000 shares of common stock. It authorizes the issuance of equity-based awards in the form of stock options, stock appreciation rights, restricted shares, restricted share units, other share-based awards and cash-based awards  to non-employee directors and to officers, employees and consultants of the Company and its subsidiary, except that incentive stock options may only be granted to the Company’s employees and its subsidiary’s employees. The Incentive Plan expires on October 26, 2026, and is administered by the Company’s Compensation Committee of the Board of Directors. Each of the Company’s employees, directors, and consultants are eligible to participate in the Incentive Plan. As of June 30, 2020, there were 3,473 shares of common stock available for issuance under the Incentive Plan. See Note 16 for a discussion on the approved amendment to the Company's Stock Incentive Plan that occurred during the 2020 Annual Meeting of Stockholders.

Stock-Based Compensation Expense

Stock-based compensation expense is included in the condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Payroll and related expenses	$72,630	$170,118	$111,394	$332,611
General and administrative expenses	57,120	—	57,120	—
Marketing and business development expenses	—	6,750	—	6,750
Total	$129,750	$176,868	$168,514	$339,361

The following table presents total stock-based compensation expense by security type included in the condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Stock options	$2,667	$40,098	$5,333	$72,196
Restricted Stock Units	127,083	136,770	163,181	267,165
Total	$129,750	$176,868	$168,514	$339,361

Stock-Based Option Awards

The Company has issued no stock-based options during the six months ended June 30, 2020. The fair value of the stock-based option awards granted during the six months ended June 30, 2019, were estimated at the date of grant using the Black-Scholes option valuation model with the following assumptions:

2019
Expected dividend yield	—%
Expected stock volatility	68.35%
Risk-free interest rate	2.44%
Expected life	3.00

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2020 and 2019 (Unaudited)

14.	Share-based Compensation (continued)

Because the Company does not have significant historical data on employee exercise behavior, the Company uses the “Simplified Method” to calculate the expected life of the stock-based option awards granted to employees. The simplified method is calculated by averaging the vesting period and contractual term of the options.

The following table summarizes stock-based option activities and changes during the six months ended June 30, 2020 as described below:

	Shares	Weighted Average Fair Value Per Share	Weighted Average Exercise Price Per Share	Weighted Average Remaining Terms (in years)	Aggregate Intrinsic Value
Outstanding – December 31, 2019	53,170	$24.80	$81.20	7.40	$—
Granted	—	—	—	—	—
Exercised	—	—	—	—	—
Cancelled	(833)	—	—	—	—
Outstanding – June 30, 2020	52,337	24.75	81.60	6.90	$—
Exercisable – December 31, 2019	52,649	24.80	81.20	7.39	—
Exercisable – June 30, 2020	52,024	$24.74	$81.54	6.89	$—

For the three months ended June 30, 2020 and 2019, the Company recognized stock-based compensation expense of $2,667 and $40,098, respectively. For the six months ended June 30, 2020 and 2019, the Company recognized stock-based compensation expense of $5,333 and $72,196, respectively, related to stock options. This expense is included in payroll and related expenses in the accompanying condensed consolidated statements of operations.

As of June 30, 2020, there was $8,000 of total unrecognized compensation costs related to non-vested stock options, which will be expensed over a weighted average period of less than one year. The intrinsic value is calculated as the difference between the fair value of the stock price at year end and the exercise price of each of the outstanding stock options. The fair value of the stock price at June 30, 2020 was $2.67 per share.

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

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2020 and 2019 (Unaudited)

14.	Share-based Compensation (continued)

On April 14, 2020, a total of 35,331 of restricted stock units were granted to Mr. Galvin, Mr. Armstrong, Mr. Sheeran, five employees and two consultants of the Company, under the Company's stock-based compensation plan, at the fair value of $4.76 per share, which represents the closing price of the Company's common stock on April 14, 2020. Restricted stock units granted to Mr. Galvin, Mr. Armstrong, Mr. Sheeran, and an aggregate of five employees and one consultant of 11,331, 1,000, 3,000 and an aggregate of 8,000, respectively, will vest in full on the first anniversary of the vesting commencement date and one consultant received 12,000 restricted stock units that vested immediately on April 15, 2020. The fair value of these units upon issuance amounted to $168,176.

On April 14, 2020, a total of 12,000 of restricted stock units were granted to three of the Company’s non-employee directors, under the Incentive Plan, at the calculated fair value of $4.76 per share, which represents the closing price of the Company’s common stock on April 14, 2020. The restricted stock units granted on April 14, 2020 will fully vest on April 14, 2021, subject to each individual’s continued service as a director of the Company through such date, and are payable six months after the termination of the director from the Company’s Board of Directors or death or disability. The fair value of these units upon issuance amounted to $57,120.

For the three months ended June 30, 2020 and 2019, the Company recognized stock-based compensation expense of $127,083 and $136,770 related to restricted stock units. For the six months ended June 30, 2020 and 2019, the Company recognized stock-based compensation of $163,181 and $267,165 related to restricted stock units. This expense is included in the payroll and related expenses and marketing and business development expense in the accompanying condensed consolidated statement of operations. For the six months ended June 30, 2020 and 2019, the Company recognized $0 and $108,629, respectively, related to restricted stock units in lieu of accrued compensation.

The following table summarized restricted stock unit activities during the six months ended June 30, 2020:

Number of Shares
Non-vested balance at January 1, 2020	8,938
Granted	47,331
Vested	(17,512)
Forfeited/Expired	—
Non-vested balance at June 30, 2020	38,757
24

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2020 and 2019 (Unaudited)

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

Pizzarotti’s suit arose from a contract dated April 3, 2018 that it executed with Phipps whereby Pizzarotti, a construction manager, engaged Phipps to perform stone procuring and tile work at a construction project located at 161 Maiden Lane, New York 10038. Pizzarotti’s claims against the Company arise from a purported assignment agreement dated August 10, 2018, whereby Pizzarotti claims that the Company agreed to assume certain obligations of Phipps under a certain trade contract between Pizzarotti and Phipps & Co.  Phipps’ claims against the Company arise from a purported Assignment Agreement, dated as of May 30, 2018, between Pizzarotti, Phipps and the Company (the “Assignment Agreement”), pursuant to which the Company purportedly provided a letter of credit in connection with  the sub-contracted work to be provided by Phipps to Pizzarotti.

The Company believes that the Assignment Agreement was void for lack of consideration and moved to dismiss the case on those and other grounds. On June 17, 2020, the New York Supreme Court entered an order dismissing certain claims against the Company brought by cross claimant Phipps & Co. Specifically, the court dismissed Phipps’ claims for indemnification, contribution, fraud, negligence and negligent misrepresentation. The court did not dismiss Phipps’ claim for breach of the Assignment Agreement. The issue of the validity of the Assignment Agreement, and the Company’s defenses to the claims brought by the plaintiff Pizzarotti and cross claimant Phipps will have to be litigated. The Company maintains that the Assignment Agreement, to the extent valid and enforceable, was properly terminated and/or there are no damages, and, consequently, that the claims brought against the Company are without merit. The Company intends to vigorously defend the litigation.

The parties to the litigation have completed the exchange of written discovery and are in the process of scheduling depositions which are expected to be conducted within the next ninety (90) days.

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

For the Six Months Ended June 30, 2020 and 2019 (Unaudited)

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

The Company, through its insurance carrier, Endurance American Specialty Insurance Company, member of Sompo International Companies, is pursuing a claim against Teton’s professional liability insurance policy with Lloyd’s, London (“Lloyds”).  DWF Claims (USA) LLC, Lloyds’ claims administrator, has previously denied coverage under said policy.

The Company is currently unable to predict the possible loss or range of loss, if any, associated with the resolution of this litigation, and, accordingly, the Company has made no provision related to this matter in the condensed consolidated financial statements.

HOLA Community Partners/City of Los Angeles Matter. On or about April 13, 2020, the Company commenced an action against HOLA Community Partners (“HOLA”), a California non-profit corporation, Heart of Los Angeles Youth, Inc., and the City of Los Angeles, in the United States District Court Central District Of California, Western Division, arising out of a certain Construction and Delivery Agreement ("HOLA Agreement"), dated June 1, 2017, pursuant to which HOLA hired the Company for design, engineering, fabrication, and installation services in connection with a 33,250 square foot arts and recreation center in Lafayette Park, in Los Angeles, California (the "HOLA Project"). The Company alleges that HOLA Community Partners owes the Company certain amounts due for work performed on the HOLA Project and extra costs incurred due to delays and impacts caused by HOLA Community Partners. Prior to the commencement of suit HOLA Community Partners disputed the amounts owed, and claimed that the Company failed to meet its contractual obligations. The Company has asserted claims against that HOLA for (i) breach of contract; (2) damages for conversion; (3) default under security agreement and judicial foreclosure; (4) misappropriation of trade secrets under Cal.Civ. Code §3426; (5) misappropriation of trade secrets under 18 U.S.C. § 1836; (6) intentional interference with contractual relations; and (7) negligence, seeking in excess of $1 million in damages, plus statutory damages and attorneys’ fees. The Company has also brought a claim of negligence against the City of Los Angeles, to wit, that the City negligently failed to require HOLA to provide the payment bond required by Civil Code Cal.Civ. Code §9550, effectively depriving the Company of the ability to seek recovery from such payment bond.

HOLA has been served with the summons and complaint but has yet to file a response thereto. The City of Los Angeles has been served with the summons and complaint but has yet to file a response thereto.

On or about April 20, 2020, HOLA commenced a separate action against the Company and several other co-defendants, including, Teton Buildings, LLC, Avesi Construction, LLC, American Home Building and Masonry Corp., in the Superior Court of the State of California for the County of Los Angeles (“HOLA Action”) raising claims of negligence, strict products liability, breach of contract, breach of express warranty and violation of California business and professions code §703l(b) all arising out of and related to the HOLA Agreement and HOLA Project. HOLA claims damages in excess of $4 million plus attorneys’ fees. On May 14, 2020, the Company removed the HOLA Action to the United States District Court for the Central District Of California, Western Division. Upon removal to Federal court the HOLA Action was consolidated with the Company’s earlier filed action before the Hon. Otis D. Wright, II, U.S.D.J. The Company has yet to respond to the HOLA complaint.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2020 and 2019 (Unaudited)

15.	Commitments and Contingencies (continued)

Mediation

On June 24, 2020, the Company and HOLA, and certain non-parties (including EDI International, P.C.; see below), participated in a mediation of their respective claims and defenses with Mr. Ross Hart/Arbitration Mediation Conciliation Center. No resolution was achieved during the June 24, 2020, mediation, however the parties agreed to continue the mediation with Mr. Hart. On July 22, 2020, the Company and HOLA participated in a second mediation session with Mr. Hart. Although resolution of the parties’ various claims and defenses was not achieved, the parties continue to engage in settlement discussions by and through Mr. Hart.

Insurance

The Company has notified its insurance carriers of the HOLA action and said carriers are in the early stages of their investigation as to coverage and/or subrogation.

Litigation is subject to many uncertainties, and the outcome of this action is not predicted with assurance. Although the Company believes its claims against HOLA and the City of Los Angeles are meritorious, and that it has valid defenses to the claims of HOLA, it is currently unable to predict the possible range of recovery, if any, associated with the resolution of this litigation, and, accordingly, the Company has made no provision related to this matter in the condensed consolidated financial statements.

SG Blocks, Inc. v. EDI International, PC.- On June 21, 2019, SG Blocks filed a lawsuit against EDI International, PC, a New Jersey corporation, in connection with the parties' consulting agreement, dated June 29, 2016,  pursuant to which EDI International, PC, was to provide, for a fee, certain architectural and  design services for the Project. SG Blocks, Inc. claims that EDI International, PC, tortuously interfered with SG Blocks, Inc's economic relationship with HOLA Community Partners and  Heart of Los Angeles Youth, Inc. The complaint seeks in excess of $1,275,754 in damages. EDI International, PC, filed a cross-complaint for alleged unpaid fees and tortious interference with EDI International, PC's contractual relationship with HOLA Community Partners and Heart of Los Angeles Youth, Inc. EDI International, PC's cross-complaint seeks in excess of $30,428.71 in damages. Litigation is pending. EDI participated in the first mediation session referenced in the HOLA matter above, although no resolution of the respective parties' claims and defenses was achieved thereat. The parties have begun exchanging written discovery and are in the process of scheduling depositions of the principals and non-party witnesses.

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

Other Litigation

Shetty  v. SG Blocks, Inc. et. al., Case No. 20-CV-00550, United States District Court, Eastern District of New York.

On January 31, 2020, Mahesh Shetty, the Company’s former President and Chief Financial Officer (“Former Employee”), filed suit against the company and its Chairman and Chief Executive Officer, Paul Galvin, claiming (i) $372,638 in unpaid wages and bonuses and (ii) $0 due in severance (hereafter the “Action”). The Former Employee has also named the Company’s third party payroll processing company Staff-One as a co-defendant. The Company maintains that the Former Employee agreed to accept (and did receive) restricted stock units of the Company’s common stock in full satisfaction and payment of all alleged unpaid wages and bonuses that are claimed in the Action, and/or has otherwise been paid in full for all amounts claimed. The Company further maintains that the Former Employee’s employment agreement precludes any entitlement to or liability for severance. On March 25, 2020, the Former Employee filed an amended complaint raising additional claims of retaliation and indemnification. The Company denies the merits of the claims set forth in the Former Employee’s amended complaint and/or asserts that valid defenses preclude any recovery, and intends to vigorously defend against the Action. On April 27, 2020, the Company filed a motion to dismiss the Action. On June 15, 2020, the Court entered a decision granting in part and denying in part the Company’s motion to dismiss. Specifically, the Court dismissed the Former Employee’s claim (i) for severance (in the amount of $300,000) and unpaid wages pursuant to the Fair Labor Standards Act, 29 U.S.C. §201 et. seq. (“FLSA”), but denied dismissal of the Former Employee’s claims for retaliation under the FLSA or unpaid wages allegedly due under the New York Labor Law.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2020 and 2019 (Unaudited)

15.	Commitments and Contingencies (continued)

On July 20, 2020, the Former Employee filed a motion for leave to file a second amended complaint seeking to re-plead his severance claim and to assert quasi-contract claims for severance. The Company has filed opposition to the motion and the parties are awaiting a ruling from the Court. In addition, the Court has entered a scheduling order for the completion of discovery, of which the parties are in the early stages.

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

Commitments

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

16.	Subsequent Events

In July 2020, The Company entered into a Joint Development Agreement with Grimshaw Design, LLC ("Grimshaw"). Grimshaw is a global leader in architecture, planning and industrial design. The Company's joint agreement  with Grimshaw is to develop scalable, customizable and rapidly deployable education facilities that can be utilized as classrooms, spaces for teaching, workshops, dining, recreation, sports or other education-related purposes. The team has also designed pressurized 150 housing units to allow for the quarantine of COVID-infected community members.

On July 30, 2020, SG Blocks, Inc. (the “Company”) held its 2020 Annual Meeting of Stockholders (the “Annual Meeting”), at which there were an aggregate of 4,354,710 shares of common stock present, in person or by proxy, representing approximately 51% of the 8,596,189 shares of common stock issued and outstanding and entitled to vote at the Annual Meeting. At the Annual Meeting, the Company’s stockholders: (1) elected Paul M. Galvin, Yaniv Blumenfeld, Maggie Coleman and Christopher Melton to serve as directors of the Company, until the next annual meeting of stockholders and until their respective successors are duly elected and qualified; (2) ratified the appointment of Whitley Penn LLP as the Company’s independent registered public accounting firm for fiscal year ending December 31, 2020; (3) approved, on an advisory, non-binding basis, the compensation of the Company’s named executive officers; and (4) approved Amendment No. 2 to the SG Blocks, Inc. Stock Incentive Plan to increase the number of shares of common stock that the Company will have authority to grant under the Plan by 1,000,000 shares.

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

Special note regarding forward-looking statements

This Quarterly Report on Form-10Q contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Statements contained in this Quarterly Report on Form 10-Q may use forward-looking terminology, such as "anticipates," "believes," "could," "would,"estimates," "may," "might," "plan," "expect," "intend," "should," "will," or other variations on these terms or their negatives. All statements other than statements of historical facts are statements that could potentially be forward-looking. The Company cautions that forward-looking statements involve risks and uncertainties and actual results could differ materially from those expressed or implied in these forward-looking statements or could affect the extent to which a particular objective, projection, estimate or prediction is realized. Factors that could cause or contribute to such differences include, but are not limited to: general economic, political and financial conditions, both in the United States and internationally; our ability to obtain additional financing on acceptable terms, if at all, or to obtain additional capital in other ways; our ability to increase sales, generate income, effectively manage our growth and realize our backlog; competition in the markets in which we operate, including the consolidation of our industry, our ability to expand into and compete in new geographic markets and our ability to compete by protecting our proprietary manufacturing process; a disruption or cybersecurity breach in our or third-party suppliers' information technology systems; our ability to adapt our products and services to industry standards and consumer preferences and obtain general market acceptance of our products; product shortages and the availability of raw materials, and potential loss of relationships with key vendors, suppliers or subcontractors; the seasonality of the construction industry in general, and the commercial and residential construction markets in particular; a disruption or limited availability with our third party transportation vendors; the loss or potential loss of any significant customers; exposure to product liability, including the possibility that our liability for estimated warranties may be inadequate, and various other claims and litigation; our ability to attract and retain key employees; our ability to attract private investment for sales of product; the credit risk from our customers and our customers' ability to obtaining third-party financing if and as needed; an impairment of goodwill; the impact of federal, state and local regulations, including changes to international trade and tariff policies, and the impact of any failure of any person acting on our behalf to comply with applicable regulations and guidelines; costs incurred relating to current and future legal proceedings or investigations; the cost of compliance with environmental, health and safety laws and other local building regulations; our ability to utilize our net operating loss carryforwards and the impact of changes in the United States' tax rules and regulations; dangers inherent in our operations, such as natural or man-made disruptions to our facilities and project sites, the impact of COVID-19, and the adequacy of our insurance coverage; our ability to comply with the requirements of being a public company; fluctuations in the price of our common stock, including decreases in price due to sales of significant amounts of stock; potential dilution of the ownership of our current stockholders due to, among other things, public offerings or private placements by the Company or issuances upon the exercise of outstanding options or warrants and the vesting of restricted stock units; the ability of our principal stockholders, management and directors to potentially exert control due to their ownership interest; any ability to pay dividends in the future; potential negative reports by securities or industry analysts regarding our business or the construction industry in general; Delaware law provisions discouraging, delaying or preventing a merger or acquisition at a premium price; our ability to remain listed on the Nasdaq Capital Market and the possibility that our stock will be subject to penny stock rules; our classification as a smaller reporting company resulting in, among other things, a potential reduction in active trading of our common stock or increased volatility in our stock price; and any factors discussed in "Part II - Item 1A. Risk Factors" to this Quarterly Report on Form 10-Q as well as our 2019 Form 10-K and other filings with the Securities Exchange Commission. In addition, certain information presented below is based on unaudited financial information. There can be no assurance that there will be no changes to this information once audited financial information is available. As a result, readers are cautioned not to place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date of this report. The Company will not undertake to update any forward-looking statement herein or that may be made from time to time on behalf of the Company.

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

Recent Business Developments

On March 30, 2020, we entered into a Memorandum of Understanding with Transcend Onsite Care ("Transcend"), a provider of on-site point of contact medical care, to provide joint products and services, such as modular primary care medical units, COVID-19 diagnostic testing units, quarantine living units, and drive-through testing units. The first joint project planned was for two (2) Transcend Medical and Testing Units to be built by us and operated by Transcend. The two units have been built by us but have not yet been delivered to Transcend. There can be no assurance that the Memorandum of Understanding with Transcend will yield the anticipated benefits or generate significant revenue. See "Risk Factors" below.

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

Recent Business Developments (continued)

           On April 30, 2020, the Distributorship Agreement was amended to provide us with certain additional warranties from Osang.

           We believe that we have the ability to address logistical challenges concerning the distribution of these kits utilizing our modular construction expertise, particularly our entry into the production of modular primary care medical units and COVID-19 diagnostic testing units.

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

           On May 27, 2020, we entered into a Joint Development Agreement with Grimshaw Design, LLC ("Grimshaw"). Grimshaw is a global leader in architecture, planning and industrial design. Our joint agreement is to develop a prototype and "proof of concept" for a scalable, customizable and rapidly deployable medical facility with laboratory systems, testing booths, spaces for in-patient and out-patient care and/or other medical care units, based upon Grimshaw's deisgns and utilizing our container-based or other modular structures, or pre-fabricated modular structures jointly developed by us and Grimshaw.

Recent Financing Developments

On October 3, 2019, we entered into a Loan Agreement and Promissory Note (the “Loan Agreement”) with CPF GP, pursuant to which we agreed to loan CPF GP a principal amount of $750,000 at an annual interest rate of five percent (5%), with a maturity date of July 31, 2023. Under the Loan Agreement, as amended we advanced to CPF GP the first installment of the principal amount, equal to $500,000, on January 31, 2020 and the second installment of the principal amount, equal to $250,000, on April 15, 2020. As security for this loan, we received a security interest in all of CPF GP’s membership interests in the Licensee. If we fail to fund either principal installment, such failure will constitute a default under the Loan Agreement and a cross default under the License Agreement. On January 21, 2020, pursuant to the Loan Agreement, CPF GP issued to us a promissory note in the principal amount of $400,000 (the “Company Note”) and issued to Paul Galvin, our Chairman and CEO, a promissory note in the principal amount of $100,000 (the “Galvin Note”). The transaction closed on January 22, 2020, on which date we loaned CPF GP $400,000 and Mr. Galvin personally loaned CPF GP $100,000 on behalf of us. The Company Note and Galvin Note bear interest at five percent (5%) per annum, payable, together with the unpaid principal amount of the promissory notes, on the earlier of the July 31, 2023 maturity date or upon the liquidation, redemption sale or issuance of a dividend upon the LLC interests in CPF MF 2019-1 LLC, a Texas limited liability company of which CPF GP is the general partner; provided, that the terms of the Galvin Note provide that all interest payments due to Mr. Galvin under the Galvin Note shall be paid directly to, and for the benefit of, the Company.

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

On April 3, 2020, we completed an underwritten public offering of our common stock (the "April 2020 Offering"). In connection with the April 2020 Offering, we sold 440,000 shares of our common stock at a public offering price of $4.25 per share, resulting in aggregate net proceeds of approximately $1,522,339 after deducting underwriting discounts and commissions and other expenses related to the April 2020 Offering. We issued no warrants to purchase shares of common stock to the underwriter.

On May 11, 2020, we completed an underwritten public offering of our common stock (the "May 2020 Offering"). In connection with the May 2020 Offering, we sold 6,000,000 shares of our common stock at a public offering price of $2.50 per share and on May 15, 2020, the underwriter's exercised their over-allotment option and acquired an additional 900,000 shares of our common stock, which combined together with the sale of the 6,000,000 shares of common stock resulted in net proceeds to us of approximately $15,596,141, after deducting underwriting discounts and commissions and other offering expenses payable by us. We issued warrants to purchase 300,000 shares of common stock to the underwriter.

Results of Operations

As a result of our new licensing model that commenced in October 2019, our operations for the six months ended June 30, 2020 and 2019 may not be indicative of our future operations.

Six Months Ended June 30, 2020 and 2019:

	For the Six Months Ended June 30, 2020	For the Six Months Ended June 30, 2019
Total Revenue	$827,705	$2,463,032
Total Cost of revenue	(407,491)	(1,651,609)
Total Operating expenses	(2,010,447)	(2,273,867)
Total Operating loss	(1,590,233)	(1,462,444)
Total Other income (expense)	4,833	—
Net loss	$(1,585,400)	$(1,462,444)

Revenue

Total revenue for the six months ended June 30, 2020 was $827,705 compared to $2,463,032 for the six months ended June 30, 2019. This decrease of $1,635,327 or approximately 66% was mainly driven by a decline in revenue of approximately $814,000 in retail, a decline in revenue of approximately $1,157,000 in office, a decline in revenue of approximately $60,000 in multi-family/single-family, offset by an increase of approximately $300,000 in other, an increase of approximately $58,500 in medical and an increase of approximately $44,000 in hospitality customer types for the six months ended June 30, 2020, as well as the Company shifting to its royalty business model, as compared to June 30, 2019

Cost of Revenue and Gross Profit

Cost of revenue was $407,491 for the six months ended June 30, 2020, compared to $1,651,609 for the six months ended June 30, 2019. The decrease of $1,244,118 or a decrease of approximately 75%, is primarily related to lower revenues and the lower procurement and manufacturing costs of modifying containers as well as $300,000 of construction revenue earned during the three months ending June 30, 2020 with no costs of revenue.

Gross profit was $420,214 and $811,423 for the six months ended June 30, 2020 and 2019, respectively.

Gross profit percentage increased to approximately 51% for the six months ended June 30, 2020 compared to approximately 33% for the six months ended June 30, 2019 primarily due to a single contract in the amount of $300,000 with no estimated costs.

Payroll and Related Expenses

Payroll and related expenses for the six months ended June 30, 2020 were $664,146 compared to $1,284,177 for the six months ended June 30, 2019. This decrease was primarily caused by a decrease of approximately $221,217 in stock-based compensation expense, as well as a decrease in salaries and additional head count of approximately $408,800 recognized during the year ended June 30, 2020 compared to the six months ended June 30, 2019. We recognized $111,394 in stock-based compensation expense related to payroll and related expenses for the six months ended June 30, 2020, compared to $332,611 for June 30, 2019.

Other Operating Expenses (General and administrative expenses, Marketing and business development expense, and Pre-project expenses)

Other operating expenses (general and administrative expenses, marketing and business development expenses, pre-project expenses) for the six months ended June 30, 2020 were $1,346,301 compared to $989,690 for the six months ended June 30, 2019. The increase resulted primarily from an increase in legal fees of approximately $312,910, an increase in insurance expenses by approximately $16,192, an increase in consulting fees by approximately $115,000, an increase in marketing expense by approximately $31,640, an increase in amortization expense by approximately $20,393, and an increase in accounting fees by approximately $19,639, offset by a decrease in audit fees by approximately $32,644, a decrease in travel expenses by approximately $92,273, and a decrease contract labor expenses of approximately $71,985. We recognized $57,120 in stock-based compensation expense related to legal expenses for the six months ended June 30, 2020. We recognized $6,750 in stock-based compensation expense related to marketing expenses for the six months ended June 30, 2019.

Results of Operations (continued)

Other Income (Expense)

Interest income for the six months ended June 30, 2020 was $11,096 and related to the outstanding note receivable. There was no interest income for the six months ended June 30, 2019. Interest expense for the six months ended June 30, 2020 was $6,263 and related to the Securities Purchase Agreement entered into on February 4, 2020 with an accredited investor. There was no interest expense for the six months ended June 30, 2019.

Three Months Ended June 30, 2020 and 2019:

	For the Three Months Ended June 30, 2020	For the Three Months Ended June 30, 2019
Total Revenue	$628,949	$727,908
Total Cost of revenue	(254,716)	(460,590)
Total Operating expenses	(1,214,987)	(1,239,027)
Total Operating loss	(840,754)	(971,709)
Total Other income (expense)	2,781	—
Net loss	$(837,973)	$(971,709)

Revenue

Total revenue for the three months ended June 30, 2020 was $628,949 compared to $727,908 for the three months ended June 30, 2019. This decrease of $98,959 or approximately 14% was mainly driven by a decline of approximately $404,000 and $72,000 in retail and office customer types for the three months ended June 30, 2020, as well as shifting to our royalty business model, as compared to June 30, 2019 which was offset by an increase in revenue of approximately $300,000 in other, an increase in revenue of approximately $57,000 in medical, an increase in revenue of approximately $41,000 in hospitality customer types.

Cost of Revenue and Gross Profit

Cost of revenue was $254,716 for the three months ended June 30, 2020, compared to $460,590 for the three months ended June 30, 2019. The decrease of $205,874 or a decrease of approximately 45%, is primarily related to lower revenues and the lower procurement and manufacturing costs of modifying containers as well as $300,000 of construction revenue earned during the three months ending June 30, 2020 with no costs of revenue.

Gross profit was $374,233 and $267,318 for the three months ended June 30, 2020 and 2019, respectively.

Gross profit percentage increased to approximately 60% for the three months ended June 30, 2020 compared to approximately 37% for the three months ended June 30, 2019 primarily due to a single contract in the amount of $300,000 with no estimated costs.

Payroll and Related Expenses

Payroll and related expenses for the three months ended June 30, 2020 were $392,338 compared to $645,627 for the three months ended June 30, 2019. This decrease was primarily caused by a decrease of approximately $97,488 in stock-based compensation expense, as well as a decrease in salaries and additional head count of approximately $154,590 recognized during the year ended June 30, 2020 compared to the three months ended June 30, 2019. We recognized $72,630 in stock-based compensation expense related to payroll and related expenses for the three months ended June 30, 2020, compared to $170,118 for June 30, 2019.

Results of Operations (continued)

Other Operating Expenses (General and administrative expenses, Marketing and business development expense, and Pre-project expenses)

Other operating expenses (general and administrative expenses, marketing and business development expenses, pre-project expenses) for the three months ended June 30, 2020 were $822,649 compared to $593,400 for the three months ended June 30, 2019. The increase resulted primarily from an increase in legal fees of approximately $174,460, an increase in pre-project expenses of approximately $22,480, and an increase in consulting expenses by approximately $115,000, offset by a decrease in audit fees of approximately $34,603, contract labor expenses of approximately $37,382, and travel expenses of approximately $50,514. We recognized $57,120 in stock-based compensation expense related to legal expenses for the three months ended June 30, 2020. We recognized $6,750 in stock-based compensation expense related to marketing expenses for the three months ended June 30, 2019.

Other Income (Expense)

Interest income for the three months ended June 30, 2020 was $6,233 and related to the outstanding note receivable. There was no interest income for the three months ended June 30, 2019. Interest expense for the three months ended June 30, 2020 was $3,452 and related to the Securities Purchase Agreement entered into on February 4, 2020 with an accredited investor. There was no interest expense for the three months ended June 30, 2019.

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

Impact of Coronavirus (COVID-19)

              With the global spread of the ongoing novel coronavirus ("COVID-19") pandemic during the first six months of 2020, the Company has implemented business continuity plans designed to address and mitigate the impact of the COVID-19 pandemic on its employees and business. The worldwide spread of the COVID-19 virus is expected to result in a global slowdown of economic activity which is likely to decrease demand for a broad variety of goods and services, including from our customers, while also resulting in delays in projects due to labor shortages and supplier disruptions for an unknown period of time until the disease is contained.  To date, we have experienced some delays in projects due to COVID-19 which we expect to have an impact on our revenue and our results of operations, the size and duration of which we are currently unable to predict. Any quarantines, the timing and length of containment and eradication solutions, travel restrictions, absenteeism by infected workers, labor shortages or other disruptions to the Company's suppliers and contract manufacturers or customers would likely adversely impact the Company's sales and operating results and result in further project delays. In addition, the pandemic could result in an economic downturn that could affect the ability of the Company's customers and licensees to obtain financing and therefore impact demand for the Company's products. Order lead times could be extended or delayed and pricing could increase. Some products or services may become unavailable if the regional or global spread were significant enough to prevent alternative sourcing. Accordingly, the Company is considering alternative product sourcing in the event that product supply becomes problematic. The Company expects this global pandemic to have an impact on the Company's revenue and results of operations, the size and duration of which the Company is currently unable to predict. In addition, to the extent the ongoing COVID-19 pandemic adversely affects the Company's business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties which the Company faces. While the Company expects to derive revenue from its newly entered into distributorship agreement discussed below, the Company cannot at this time estimate the impact that sales under the agreement will have on its revenue.

Liquidity and Capital Resources

As of June 30, 2020 and December 31, 2019, we had an aggregate of $16,112,907 and $1,625,671, respectively, of cash and cash equivalents and short-term investments.

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

In August 2019, we issued 45,000 shares of our common stock at a price of $17.00 per share pursuant to the terms of an Underwriting Agreement to the public. We incurred $181,695 in issuance costs from the offering and issued warrants to purchase 2,250 shares of common stock to the underwriter.

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

On February 4, 2020, we entered into a Securities Purchase Agreement with an accredited investor, pursuant to which we issued to the investor a secured note in the aggregate principal amount of $200,000 (the “Note”). The Note bears interest at a rate of nine percent (9%) per annum, is due on July 31, 2023, and is secured under a Pledge Agreement, dated February 4, 2020, entered into with the investor (the “Pledge Agreement”) by a security interest in the royalty payable to us under that certain Exclusive License Agreement, dated October 3, 2019, with CPF GP 2019-1 LLC. We have the right to prepay the Note, in whole or in part, at any time and from time to time, without premium or penalty. During the three months ending June 30, 2020, the Note to investor of $200,000 and unpaid accrued interest of $86,263 was converted into 73,665 shares of common stock.

In April 2020, we completed the public offering where we issued 440,000 shares of common stock at a public offering price of $4.25 per share which resulted in net proceeds of approximately $1,522,339 after deducting underwriting discounts and commissions and other expenses related to the offering. We incurred a total of approximately $347,661 in issuance costs in connection with the offering and issued no warrants to purchase shares of common stock to the underwriter.

In May 2020, we sold 6,000,000 shares of our common stock at a public offering price of $2.50 per share and on May 15, 2020,  pursuant to the terms of the Underwriting Agreement dated May 6, 2020 by and among us and ThinkEquity, a division of Fordham Financial Management, Inc., as representatives of several underwriters named therein ("ThinkEquity"), ThinkEquity was granted an over-allotment option to purchase up to an additional 900,000 shares of our common stock, par value $0.01 per share (the "Common Stock"), in connection with the previously announced public offering. On May 15, 2020, ThinkEquity exercised in full such option with respect to all 900,000 shares of our Common Stock (the "Option Shares"). After giving effect to the full exercise of the over-allotment option, the total number of shares of Common Stock sold by us in the public offering was 6,900,000 shares of Common Stock and total net proceeds to us, after deducting underwriting discounts and commissions and other offering expenses payable by us, were approximately $15,596,141. We incurred a total of approximately $1,653,859 in issuance costs in connection with the offering and issued warrants to purchase 300,000 shares of common stock to the underwriter.

Liquidity and Capital Resources (continued)

We anticipate that we will continue to generate losses from operations for the foreseeable future. At June 30, 2020 and December 31, 2019 we had a cash balance and short-term investment of $16,112,907 and $1,625,671, respectively. As of June 30, 2020, our stockholders’ equity was $20,267,884, compared to $4,360,149 as of December 31, 2019. Our net loss for the six months ended June 30, 2020 was $1,585,400 and net cash used in operating activities was $2,181,122. We anticipate our cash balance is sufficient to last at least twelve months from August 13, 2020.

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

Cash Flow Summary

	Six Months Ended June 30,

	2020	2019
Net cash provided by (used in):
Operating activities	$(2,181,122)	$(1,747,202)
Investing activities	(650,000)	—
Financing activities	17,318,358	552,709
Net increase (decrease) in cash and cash equivalents	$14,487,236	$(1,194,493)

Operating activities used net cash of $2,181,122 during the six months ended June 30, 2020, and $1,747,202 in the six months ended June 30, 2019. Generally, our net operating cash flows fluctuate primarily based on changes in our profitability and working capital. Cash used in operating activities increased by approximately $433,920 primarily due to an decrease in working capital of approximately $198,959, an increase of approximately $11,096 in interest income, a decrease of approximately $170,847 in stock-based compensation, an increase of approximately $20,393 in amortization expense, an increase in the overall net loss of approximately $122,956, and a decrease of approximately $54,000 in bad debt benefits in the six months ended June 30, 2020 compared to six months ended June 30, 2019.

Investing activities used net cash of $650,000 during the six months ended June 30, 2020, and no net cash the six months ended June 30, 2019. Cash used in investing activities decrease from the corresponding period of the prior year primarily due to an advance in note receivable of $650,000.

Financing activities provided net cash of $17,318,358 during the six months ended June 30, 2020, and $552,709 net cash in six months ended June 30, 2019.  Cash provided by financing activities increased by $16,765,649 due to an increase in proceeds from public stock offerings, and an increase in proceeds from long-term note payable.

We provide services to our customers in three separate phases: the design phase, the architectural and engineering phase and the construction phase. Each phase is independent of the other, but builds through a progression of concept through delivery of a completed structure. These phases may be embodied in a single contract or in separate contracts, which is typical of a design build process model. As of June 30, 2020, we had 12 projects totaling $17,293,227 under contract, which, if they all proceed to construction, will result in our constructing approximately 174,810 square feet of container space. Of these contracts, all twelve projects combine all three phases or parts thereof and including construction. We expect that all of this revenue will be realized by September 30, 2022.

Backlog may fluctuate significantly due to the timing of orders or awards for large projects and is not necessarily indicative of future backlog levels or the rate at which backlog will be recognized as revenue. The decrease in backlog at June 30, 2020 from the prior year is primarily attributable to work in progress or completed contracts during the first six months of 2020 for approximately $827,705.

There can be no assurance that our customers will decide to and/or be able to proceed with these construction projects, or that we will ultimately recognize revenue from these projects in a timely manner or at all.

Off-Balance Sheet Arrangements

As of June 30, 2020 and December 31, 2019, we had no material off-balance sheet arrangements to which we are a party.

In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector. These agreements are typically with consultants and certain vendors. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of June 30, 2020.

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

Critical Accounting Policies (continued)

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

On October 3, 2019, we entered into an Exclusive License Agreement (“ELA” ) pursuant to which we granted an exclusive license for our technology as outlined in the ELA. See Note 3 to the accompanying consolidated financial statements for a discussion on the ELA. Under the ELA, we will receive royalty payments based upon gross revenues earned by the licensee for commercialize products within the field of design and project management platforms for residential use, including single-family residences and multi-family residences, but excluding military housing. We determined that the ELA grants the licensee a right to access our intellectual property throughout the license period (or its remaining economic life, if shorter), and thus recognizes revenue over time as the licensee recognizes revenue and we have the right to payment of royalties.

Critical Accounting Policies (continued)

Goodwill – Goodwill represents the excess of reorganization value over the fair value of identified net assets upon emergence from bankruptcy. In accordance with the accounting guidance on goodwill, we perform our impairment test of goodwill at the reporting unit level each fiscal year, or more frequently if events or circumstances change that would more likely than not reduce the fair value of its reporting unit below its carrying value. Our evaluation of goodwill completed during the year ended December 31, 2019, resulted in an impairment loss of $2,938,653. There was no impairment during the six months ended June 30, 2020.

Intangible assets – Intangible assets consist of $2,766,000 of proprietary knowledge and technology which is being amortized over 20 years, $1,113,000 of customer contracts which has been amortized over 2.5 years and is fully amortized, $28,820 of trademarks which is being amortized over 5 years and $5,300 of website fees which is being amortized over 5 years. Our evaluation of intangible assets for impairment during the year ended December 31, 2019, and determined that there were no impairment losses. There was no impairment during the six months ended June 30, 2020.

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

Non-GAAP Financial Information (continued)

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

The following is a reconciliation of EBITDA and Adjusted EBITDA to the nearest GAAP measure, net loss:

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Net loss	$(837,973)	$(971,709)	$(1,585,400)	$(1,462,444)
Addback interest expense	3,452	—	6,263	—
Addback interest income	(6,233)	—	(11,096)	—
Addback depreciation and amortization	47,401	39,417	94,802	78,863
EBITDA (non-GAAP)	(793,353)	(932,292)	(1,495,431)	(1,386,581)
Addback litigation expense	131,102	—	267,840	—
Addback stock compensation expense	129,750	176,868	168,514	339,361
Adjusted EBITDA (non-GAAP)	$(532,501)	$(755,424)	$(1,059,077)	$(1,044,220)

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

Changes in Internal Control over Financial Reporting

We have a limited number of employees with accounting and reporting responsibilities and we experienced changes in other accounting personnel with roles in our accounting and financial reporting processes that included allocation of work to outside vendors. Other than such personnel changes, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) of the Exchange Act) occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of June 30, 2020 and December 31, 2019, we had cash and cash equivalents and a short-term investment, collectively, of $16,112,907 and $1,625,671, respectively. However, during the six months ended June 30, 2020 and year ended December 31, 2019, we reported a net loss of $1,585,400 and $6,920,540 respectively, and used $2,181,122 and $2,815,621 of cash for operations, respectively. Despite raising capital in the April 2020 Offering resulting in aggregate net proceeds of approximately $1,522,339 and May 2020 Offering resulting in the aggregate net proceeds of approximately $15,596,141, after deducting underwriting discounts and commissions and other expenses related to the offering, if we are not successful with our efforts to increase revenue, we could experience a shortfall in cash over the next twelve months. If there is a shortfall, we may be forced to reduce operating expenses, among other steps, all of which would have a material adverse effect on our operations going forward.

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

On March 30, 2020, we entered into a non-binding Memorandum of Understanding with Transcend to provide joint products and services. Products that are expected to be implemented include modular primary care medical units, COVID-19 diagnostic testing units, quarantine living units, as well as drive through testing units at employer onsite clinics and community hospitals. The Memorandum of Understanding does not specify a quantity of units to be built or provide for any guarantee of services by either party. There can be no assurance that the collaboration will yield the anticipated benefits or generate significant revenue.

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

We have obtained product liability insurance and Osang has agreed to indemnify us for certain claims arising out of the manufacture of the kits, there can be no assurance that such insurance coverage will continue to be available on reasonable commercial terms or that such insurance or indemnification will prove adequate. If sufficient insurance coverage is not obtained covering product liability, or if such future litigation or investigation exceeds our insurance coverage, we could be subject to significant liabilities, which could have material adverse effect on our business, results of operations, cash flows, financial condition, and/or prospects.

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

As of August 10, 2020, there are outstanding options and warrants to purchase 52,337 and 353,190 shares of common stock, respectively, in addition to 40,518 vested and unvested restricted stock units. The exercise of such options and warrants and the vesting of restricted stock units would dilute the then-existing stockholders’ percentage ownership of our stock, and any sales in the public market of common stock underlying such securities could adversely affect prevailing market prices for the common stock. Moreover, the terms upon which we would be able to obtain additional equity capital could be adversely affected because the holders of our options and warrants can be expected to exercise them at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable to us than those provided by such securities.

The loss of one or a few customers could have a material adverse effect on us.

A few customers have in the past, and may in the future, account for a significant portion of our revenues in any one year or over a period of several consecutive years. For example, for the six months ended June 30, 2020, approximately 69% of our revenue was generated from three customers and for the year ended December 31, 2019, approximately 78% of our revenue was generated from two customers. Although we have contractual relationships with many of our significant customers, our customers may unilaterally reduce or discontinue their contracts with us at any time. The loss of business from a significant customer could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We rely on certain vendors to supply us with materials and products that, if we were unable to obtain, could adversely affect our business.

We have relationships with key materials vendors, and we rely on suppliers for our purchases of products from them.  Any inability to obtain materials or services in the volumes required and at competitive prices from our major trading partners, the loss of any major trading partner or the discontinuation of vendor financing (if any) may seriously harm our business because we may not be able to meet the demands of our customers on a timely basis in sufficient quantities or at all.  Other factors, including reduced access to credit by our vendors resulting from economic conditions, may impair our vendors’ ability to provide products in a timely manner or at competitive prices.  We also rely on other vendors for critical services such as transportation, supply chain and professional services.  Any negative impacts to our business or liquidity could adversely impact our ability to establish or maintain these relationships. For the six months ended June 30, 2020 and year ended December 31, 2019, 75% and 74%, respectively of our cost of revenue related to four and three vendors.

Our clients may adjust, cancel or suspend the contracts in our backlog; as such, our backlog is not necessarily indicative of our future revenues or earnings. In addition, even if fully performed, our backlog is not a good indicator of our future gross margins.

Backlog represents the total dollar amount of revenues we expect to record in the future as a result of performing work under contracts we have been awarded. We include in backlog only those contracts for which we have reasonable assurance that the customer can obtain the permits for construction and can fund the construction. As of June 30, 2020, our backlog totaled approximately $17.3 million and as of December 31, 2019, our backlog totaled approximately $17.6 million. The decrease in backlog at June 30, 2020 from December 31, 2019 is primarily attributable to work in progress or completed contracts during the first six months of 2020 for approximately $827,705. We cannot provide assurance that our backlog will be realized as revenues in the amounts reported or, if realized, will result in profits. In accordance with industry practice, substantially all of our contracts are subject to cancellation, termination or suspension at our customer’s discretion. In the event of a project cancellation, we generally would not have a contractual right to the total revenue reflected in our backlog. Projects can remain in backlog for extended periods of time because of the nature of the project and the timing of the particular services required by the project. In addition, the risk of contracts in backlog being cancelled or suspended generally increases during periods of widespread economic slowdowns or in response to changes in commodity prices.

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

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None that have not been previously disclosed in our filings with the SEC.

ITEM 3.     Defaults Upon Senior Securities

None.

ITEM 4.     Mine Safety Disclosures

Not applicable.

ITEM 5.     Other Information

None.

ITEM 6.      Exhibits

EXHIBIT INDEX
Exhibit Number	Description
1.1	Underwriting Agreement dated April 1, 2020 (incorporated herein by reference to Exhibit 14.1 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on April 3, 2020 (File No. 001-38037)).
1.2	Underwriting Agreement, dated May 6, 2020, by and between SG Blocks, Inc. and ThinkEquity, a division of Fordham Financial Management, Inc. (incorporated herein by reference to Exhibit 1.1 of the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on May 11, 2020 (File No. 001-38037)
10.1	Consulting Agreement, dated April 13, 2020, by and between SG Blocks, Inc. and Stevan Armstrong (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on April 15, 2020 (File No. 001-38037)
10.2	Distributorship Agreement between Osang Healthcare Co., Ltd. and SG Blocks, Inc., effective as of April 28, 2020 (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on May 5, 2020 (File No. 001-38037)
10.3	Amendment to Distributorship Agreement between Osang Healthcare Co., Ltd. and SG Blocks, Inc., dated April 30, 2020 (incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on May 5, 2020 (File No. 001-38037) .
10.4	Agreement between Osang Group Co. Ltd. and SG Blocks, Inc., dated May 1, 2020 (incorporated herein by reference to Exhibit 10.3 of the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on May 5, 2020 (File No. 001-38037)
10.5	Amendment No. 2 to the SG Blocks, Inc. Stock Incentive Plan (incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on June 25, 2020 (File No. 001-38037)
17.1	Email from Mahesh Shetty, dated June 19, 2020 (incorporated herein by reference to Exhibit 10.3 of the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on June 22, 2020 (File No. 001-38037)
31.1*	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS+	XBRL Instance Document - the instance document does not appear in the Interactive Data File as the XBRL tags are embedded within the Inline XBRL document.
101.SCH+	XBRL Taxonomy Extension Schema Document.
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB+	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Filed herewith.

*	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SG BLOCKS, INC.
(Registrant)

Date: August 13, 2020	By:	/s/ Paul M. Galvin
Paul M. Galvin Chief Executive Officer and Chairman of the Board (Principal Executive Officer)