Form 10-Q
period 2020-09-30
SG BLOCKS, INC.
filed 2020-11-19
CIK 1023994

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☒     No  ☐

As of November 10, 2020, the issuer had a total of 8,596,189 shares of the registrant’s common stock, $0.01 par value, outstanding.

SG BLOCKS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

SG BLOCKS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	September 30, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$13,047,565	$1,625,671
Accounts receivable, net	4,337,020	1,101,185
Contract assets	151,230	106,015
Inventories	812,320	—
Prepaid expenses and other current assets	270,481	73,938
Total current assets	18,618,616	2,906,809

Property, plant and equipment, net	1,729,920	11,747
Goodwill	1,223,520	1,223,520
Right-of-use asset	1,624,194	—
Long-term note receivable	673,185	—
Intangible assets, net	2,293,681	2,298,805
Deferred contract costs, net	163,140	193,730
Total Assets	$26,326,256	$6,634,611

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,990,993	$2,105,505
Contract liabilities	2,860,730	168,957
Earnout liability	752,559	—
Lease liability, current maturities	331,905	—
Other current liabilities	5,000	—
Total current liabilities	5,941,187	2,274,462

Lease liability, net of current maturities	1,292,289	—
Total liabilities	7,233,476	2,274,462

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $1.00 par value, 5,405,010 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 25,000,000 shares authorized; 8,596,189 issued and outstanding as of September 30, 2020 and 1,157,890 issued and outstanding as of December 31, 2019	85,962	11,579
Additional paid-in capital	39,654,308	21,932,387
Accumulated deficit	(20,647,490)	(17,583,817)
Total stockholders’ equity	19,092,780	4,360,149
Total Liabilities and Stockholders’ Equity	$26,326,256	$6,634,611

The accompanying notes are an integral part of these condensed consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

	For the Three Months Ended September 30,	For the Three Months Ended September 30,	For the Nine Months Ended September 30,	For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue:
Construction services	$494,330	$187,895	$1,118,197	$2,521,139
Engineering services	82,230	(3,369)	286,068	126,419
Total	576,560	184,526	1,404,265	2,647,558

Cost of revenue:
Construction services	311,002	391,494	576,121	1,986,394
Engineering services	70,952	(24,711)	213,324	31,998
Total	381,954	366,783	789,445	2,018,392

Gross profit (loss)	194,606	(182,257)	614,820	629,166

Operating expenses:
Payroll and related expenses	679,863	548,156	1,344,009	1,832,333
General and administrative expenses	980,773	478,726	2,238,837	1,318,390
Marketing and business development expense	46,650	63,016	109,887	194,591
Pre-project expenses	12,650	1,275	37,650	19,726
Total	1,719,936	1,091,173	3,730,383	3,365,040

Operating loss	(1,525,330)	(1,273,430)	(3,115,563)	(2,735,874)

Other income (expense):
Loss on asset disposal	(1,012)	(52,039)	(1,012)	(52,039)
Interest expense	(2,614)	—	(8,877)	—
Interest income	27,401	—	38,497	—
Other income	23,282	—	23,282	—
Total	47,057	(52,039)	51,890	(52,039)

Loss before income taxes	(1,478,273)	(1,325,469)	(3,063,673)	(2,787,913)
Income tax expense	—	—	—	—

Net loss	$(1,478,273)	$(1,325,469)	$(3,063,673)	$(2,787,913)

Net loss per share - basic and diluted:
Basic and diluted	$(0.17)	$(4.66)	$(0.60)	$(11.29)

Weighted average shares outstanding:
Basic and diluted	8,596,189	284,737	5,070,816	246,927

The accompanying notes are an integral part of these condensed consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	$0.01 Par Value Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2020	8,596,189	$85,962	$39,351,139	$(19,169,217)	$20,267,884
Stock-based compensation	—	—	303,169	—	303,169
Conversion of restricted stock units to common stock	—	—	—	—	—
Conversion of debt exchange to common stock	—	—	—	—	—
Issuance of common stock, net of issuance costs	—	—	—	—	—
Net loss	—	—	—	(1,478,273)	(1,478,273)
Balance at September 30, 2020	8,596,189	$85,962	$39,654,308	$(20,647,490)	$19,092,780

Balance at December 31, 2019	1,157,890	$11,579	$21,932,387	$(17,583,817)	$4,360,149
Stock-based compensation	—	—	471,683	—	471,683
Conversion of restricted stock units to common stock	24,672	246	(246)	—	—
Reverse stock split settlement	(38)	—	(122)	—	(122)
Conversion of debt exchange to common stock	73,665	737	205,526	—	206,263
Issuance of common stock, net of issuance costs	7,340,000	73,400	17,045,080	—	17,118,480
Net loss	—	—	—	(3,063,673)	(3,063,673)
Balance at September 30, 2020	8,596,189	$85,962	$39,654,308	$(20,647,490)	$19,092,780

	$0.01 Par Value Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2019	255,390	$2,554	$18,741,489	$(12,125,721)	$6,618,322
Stock-based compensation	—	—	197,090	—	197,090
Issuance of common stock, net of issuance costs	45,000	450	582,856	—	583,306
Net loss	—	—	—	(1,325,469)	(1,325,469)
Balance at September 30, 2019	300,390	$3,004	$19,521,435	$(13,451,190)	$6,073,249

Balance at December 31, 2018	213,002	$2,130	$17,741,214	$(10,663,277)	$7,080,067
Stock-based compensation	—	—	645,080	—	645,080
Issuance of common stock, net of issuance costs	87,388	874	1,135,141	—	1,136,015
Net loss	—	—	—	(2,787,913)	(2,787,913)
Balance at September 30, 2019	300,390	$3,004	$19,521,435	$(13,451,190)	$6,073,249

The accompanying notes are an integral part of these condensed consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	For the Nine Months Ended September 30, 2020	For the Nine Months Ended September 30, 2019
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(3,063,673)	$(2,787,913)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	2,858	8,697
Amortization of intangible assets	108,842	108,843
Amortization of deferred license costs	30,590	—
Bad debt expense (benefit)	—	(54,000)
Interest income on long-term note receivable	(23,185)	—
Stock-based compensation	471,683	482,139
Loss on asset disposal	1,012	52,039
Changes in operating assets and liabilities:
Accounts receivable	(2,581,925)	363,987
Contract assets	(14,786)	251,636
Inventories	(681,521)	—
Prepaid expenses and other current assets	(189,143)	821,802
Accounts payable and accrued expenses	(841,778)	(653,821)
Contract liabilities	2,322,164	(1,093,796)
Other current liabilities	5,000	—
Net cash used in operating activities	(4,453,862)	(2,500,387)

Cash flows from investing activities:
Advances in note receivable	(650,000)	—
Purchase of Echo DCL, LLC, net of cash acquired	(743,168)	—
Purchase of property, plant and equipment	(49,434)	(2,070)
Net cash used in investing activities	(1,442,602)	(2,070)

Cash flows from financing activities:
Proceeds from public stock offering, net of issuance costs	17,118,480	1,136,015
Proceeds from long-term note payable	200,000	—
Settlement of common stock from reverse stock split	(122)	—
Net cash provided by financing activities	17,318,358	1,136,015

Net increase (decrease) in cash and cash equivalents	11,421,894	(1,366,442)

Cash and cash equivalents - beginning of period	1,625,671	1,368,395

Cash and cash equivalents - end of period	$13,047,565	$1,953

Supplemental disclosure of non-cash investing and financing activities:
Non-cash conversion of accrued interest of long-term note payable to common stock	$6,263	$—
Non-cash conversion of long-term note payable to common stock	200,000	—
Non-cash conversion of accrued salary to restricted stock units to common stock	—	162,941
Total non-cash investing and financing activities	$206,263	$162,941

The accompanying notes are an integral part of these condensed consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, and 2019 (Unaudited)

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

The Company modifies code-engineered cargo shipping containers and purpose-built modules for use for safe and sustainable commercial, industrial and residential building construction using building products developed with the Company’s proprietary technology and design and engineering expertise. Rather than consuming new steel and lumber, the Company’s proprietary technology and design and engineering expertise allows for the redesign, repurpose and conversion of heavy-gauge steel cargo shipping containers into SGBlocks™, which are safe green building blocks for commercial, industrial, and residential building construction. The Company’s technology and expertise is also used to purpose-build modules, or prefabricated steel modular units customized for use in modular construction (“SGPBMs” and, together with SGBlocks™, “Modules”), primarily to augment or complement an SGBlocks™ structure. The Company’s core customer base is comprised of architects, landowners, builders and developers who use our Modules in commercial and residential structures. The Company’s operating model combines product design and outsourcing of the modifications and finish out of Modules using proprietary algorithms developed by the Company to produce and deliver Modules across the country. The Company believes this combination enables us to generate economies of scale while maintaining high customer service levels in the environmentally-friendly construction space.

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

During 2020, the Company formed, SG Echo, LLC, a wholly owned subsidiary of the Company. SG Echo, LLC was formed to complete the business acquisition as disclosed in Note 9, and to become the manufacturer of the Company's core container and modular product offerings.

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

As of September 30, 2020, the Company had 8,596,189 shares of common stock issued and outstanding.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2020 and 2019 (Unaudited)

2.	Liquidity

The Company has prepared its condensed consolidated financial statements on a going concern basis, which assumes that the Company will realize its assets and satisfy its liabilities in the normal course of business. The Company has incurred net losses since its inception and has negative operating cash flows. The Company believes it has sufficient cash and cash equivalents and backlog to meet its obligations over the next twelve months to overcome any going concern doubts. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of the uncertainty concerning the Company’s ability to continue as a going concern.

As of September 30, 2020, the Company had cash and cash equivalents of $13,047,565 and a backlog of approximately $24.86 million. See Note 13 for a discussion of construction backlog. Based on our conversations with key customers, the Company anticipates its backlog to convert to revenue over the following period:

2020
Within 1 year	$12,009,249
1 to 2 years	12,856,250
Total Backlog	$24,865,499

The Company completed an equity offering in April 2019 and in August 2019, which resulted in net proceeds of approximately $1,136,015. See Note 14 for a discussion of these offerings. The Company completed a Securities Purchase Agreement in November 2019, which resulted in net proceeds of approximately $326,000. See Note 12 for a discussion on this securities purchase agreement. The Company completed a public offering in December 2019, which resulted in net proceeds of approximately $2,117,948. The Company completed a public offering in April and May 2020, which resulted in net proceeds of approximately $1,522,339, and $15,596,141, respectively. See Note 14 for a discussion on these public offerings. The Company believes that it has adequate cash balances to meet obligations coming due in the next twelve months and further intends to meet its capital needs by containing costs, entering into strategic alliances, as well as exploring other options, including the possibility of raising additional debt or equity capital as necessary. There is, however, no assurance the Company will be successful in meeting its capital requirements prior to becoming cash flow positive.  The Company does not have any additional sources secured for future funding, and if it is unable to raise the necessary capital at the times it requires such funding, it may need to materially change its business plan, including delaying implementation of aspects of such business plan or curtailing or abandoning such business plan altogether.

With the global spread of the ongoing novel coronavirus ("COVID-19") pandemic during the first nine months, the Company has implemented business continuity plans designed to address and mitigate the impact of the COVID-19 pandemic on its employees and business. The Company is experiencing delays in projects due to the COVID-19. Any quarantines, the timing and length of containment and eradication solutions, travel restrictions, absenteeism by infected workers, labor shortages or other disruptions to the Company's suppliers and contract manufacturers or customers would likely adversely impact the Company's sales and operating results and result in further project delays. In addition, the pandemic could result in an economic downturn that could affect the demand for the Company's products. Order lead times could be extended or delayed and pricing could increase. Some products or services may become unavailable if the regional or global spread were significant enough to prevent alternative sourcing. Accordingly, the Company is considering alternative product sourcing in the event that product supply becomes problematic. The Company expects this global pandemic to have an impact on the Company's revenue and results of operations, the size and duration of which the Company is currently unable to predict. In addition, to the extent the ongoing COVID-19 pandemic adversely affects the Company's business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties which the Company faces.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2020 and 2019 (Unaudited)

3.	Summary of Significant Accounting Policies

Basis of presentation and principals of consolidation – The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 8 Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. The condensed financial statements and notes should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2019 included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission on March 30, 2020. In the opinion of management, all adjustments, consisting of normal accruals, considered necessary for a fair presentation of the interim financial statements have been included. Results for the nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

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

Accounting estimates – The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Significant areas that require the Company to make estimates include revenue recognition, stock-based compensation, stock warrants liabilities and allowance for credit losses. Actual results could differ from those estimates.

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

For the Nine Months Ended September 30, 2020 and 2019 (Unaudited)

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

On October 3, 2019, the Company entered into an Exclusive License Agreement (“ELA” ) pursuant to which it granted an exclusive license for its technology as outlined in the ELA. The ELA is described below. Under the ELA, the Company will receive royalty payments based upon gross revenues earned by the licensee for commercialized products within the field of design and project management platforms for residential use, including single-family residences and multi-family residences, but excluding military housing. The Company has determined that the ELA grants the licensee a right to access the Company’s intellectual property throughout the license period (or its remaining economic life, if shorter), and thus recognizes revenue over time as the licensee recognizes revenue and the Company has the right to payment of royalties. No revenue has been recognized under the ELA for the nine months ended September 30, 2020.

CMC Right of First Refusal Agreement – On October 9, 2019, the Company entered into a Right of First Refusal Agreement (the “Agreement”) with CMC Development LLC (“CMC”), which has a term of two (2) years. Under the Agreement, the Company has a right of first refusal with respect to being engaged as a designer and builder of any real estate projects for which CMC has secured the rights to develop and in which CMC has a greater than fifty percent (50%) interest in the owner or developer entity and has the right to select the builder for such real estate project (the “ROFR Rights”). In exchange for such ROFR Rights, the Company agreed to issue to CMC 2,500 shares of restricted stock of the Company’s common stock, of which 1,250 shares vested on September 30, 2020 and the remaining 1,250 shares will vest and be issued on September 30, 2021, unless the Agreement is earlier terminated. In the event that the Agreement is earlier terminated, CMC will still be entitled to receive the entire amount of such restricted stock that has vested as of such earlier termination date, but in no event less than 1,250 shares of such restricted stock. The Agreement also provides for customary indemnification and confidentiality obligations between the parties. The 2,500 shares of restricted stock of the Company's common stock has yet to be issued to CMC.

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

For the Nine Months Ended September 30, 2020 and 2019 (Unaudited)

3.	Summary of Significant Accounting Policies (continued)

In May 2020, the Company and OSANG Healthcare Co., Ltd. ("Osang"), a South Korea based global manufacturer and distributor of medical grade diagnostic tests and equipment, announced the signing of a one year, non-exclusive distributorship agreement for the United States, for OHC's "GeneFinder COVID-19 Plus RealAmp Kit." This is a test designed to detect SARS-CoV-2, the virus that causes COVID-19. The Distributorship Agreement is Osang's standard form of distributorship agreement and provides the Company with the non-exclusive right to distribute Osang's GeneFinder COVID-19 Plus RealAmp Kit in the United States for a stated term of one (1) year. Pursuant to the terms of the Distributorship Agreement, the Company is required to make payment for 100% of any purchase order prior to shipment of the product from Osang, though it does not expect to make any cash outlays with respect to any product that it distributes and expects instead to require any third-party purchasers to make the necessary cash outlays as part of a purchase order entered into with the Company. The Distributorship Agreement does not guarantee the Company a specific quantity of kits to sell or a customer list, and may be terminated by either party at any time on thirty (30) days' notice. To date, the Company has not sold any medical devices or kits and there can be no guarantee that it will be able to establish a sales force, establish distribution channels or solicit customers for the kits. An import license from the U.S. government has been issued to import and distribute the Osang test kits. There can be no assurance that the Distribution Agreement will continue, that it will yield the anticipated benefits or generate significant revenue, if any. No revenue has been recognized under the distribution agreement for the nine months ended September 30, 2020.

Disaggregation of Revenues

The Company’s revenues are principally derived from construction and engineering contracts related to Modules. The Company's contracts are with customers in various industries.

The following tables provide further disaggregation of the Company’s revenues by categories:

	Three Months Ended September 30,
Revenue by Customer Type	2020		2019
Hospitality	$298,439	52%	$—	—%
Multi-Family (includes Single-Family)	5,003	1%	(18,013)	—%
Office	123,513	21%	4,424	2%
Retail	40,952	7%	195,421	97%
School	36,500	6%	—	—%
Special use	72,153	13%	—	—%
Other	—	—%	2,694	1%
Total revenue by customer type	$576,560	100%	$184,526	100%

	Nine Months Ended September 30,
Revenue by Customer Type	2020		2019
Hospitality	$341,238	24%	$—	—%
Medical (modular structures)	58,533	4%	—	—%
Multi-Family (includes Single-Family)	56,966	4%	94,178	4%
Office	174,421	12%	1,212,321	46%
Retail	364,454	26%	1,332,805	50%
School	36,500	3%	—	—%
Special Use	72,153	5%	6,812	—%
Other (1)	300,000	22%	1,442	—%
Total revenue by customer type	$1,404,265	100%	$2,647,558	100%

(1) Construction fee of $300,000 with no cost of revenue during 2020.
10

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2020 and 2019 (Unaudited)

3.	Summary of Significant Accounting Policies (continued)

Contract Assets and Contract Liabilities

Accounts receivable are recognized in the period when the Company’s right to consideration is unconditional. Accounts receivable are recognized net of an allowance for credit losses. A considerable amount of judgment is required in assessing the likelihood of realization of receivables.

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

Deferred Contract Costs - Prior to entering into the ELA, the Company was subject to an agreement to construct and develop a certain property (“Original Agreement”), which now is subject to the ELA. Because of this, the Company is no longer obliged to its Original Agreement. Upon entering the ELA, the Company had an outstanding accounts receivable balance of $306,143, which was forfeited and recognized this amount as deferred contract costs. This amount was offset by $102,217, which was reimbursement from the licensee for project costs on this project.  The Company incurred total deferred contract costs of $203,926.  The Company considered this amount an incremental cost of obtaining that ELA, because the Company expects to recover those costs through future royalty payments. The Company plans to amortize the asset over sixty months, which is the initial term of the ELA because the asset relates to the services transferred to the customer during the contract term. As of September 30, 2020, accumulated amortization related to deferred contract costs amounted to $40,786. During the three and nine months ended September 30, 2020, amortization expense relating to the deferred contract costs amounted to $10,197 and $30,590, respectively, and is included in general and administrative expenses on the accompanying condensed consolidated statement of operations.

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

For the Nine Months Ended September 30, 2020 and 2019 (Unaudited)

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

Business Combinations - The Company accounts for business acquisitions using the acquisition method of accounting in accordance with ASC 805 “Business Combinations”, which requires recognition and measurement of all identifiable assets acquired and liabilities assumed at their fair value as of the date control is obtained. The Company determines the fair value of assets acquired and liabilities assumed based upon its best estimates of the acquisition-date fair value of assets acquired and liabilities assumed in the acquisition. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired. Subsequent adjustments to fair value of any contingent consideration are recorded to the Company’s condensed consolidated statements of operations. Costs that the Company incurs to complete the business combination are charged to general and administrative expenses as they are incurred.

Variable Interest Entities – The Company accounts for certain legal entities as variable interest entities (“VIE"). When evaluating a VIE for consolidation, the Company must determine whether or not there is a variable interest in the entity. Variable interests are investments or other interests that absorb portions of an entity’s expected losses or receive portions of the entity’s expected returns. If it is determined that the Company does not have a variable interest in the VIE, no further analysis is required and the VIE is not consolidated. If the Company holds a variable interest in a VIE, the Company consolidates the VIE when there is a controlling financial interest in the VIE and therefore are deemed to be the primary beneficiary. The Company is determined to have a controlling financial interest in a VIE when it has both the power to direct the activities of the VIE that most significantly impact the VIE economic performance and the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to that VIE. This determination is evaluated periodically as facts and circumstances change.

On August 27, 2020 the Company entered into a joint venture agreement with Clarity Lab Solutions, LLC (“Clarity Labs”) (the “JV”).  In consideration and subject to Clarity Lab’s services and commitments and provided the agreement remains valid and in force, and is not terminated, SGB shall issue 200,000 restricted shares of SGB common stock over a defined vesting period starting in December 1, 2020. Clarity Labs is a licensed clinical laboratory that uses specialized molecular testing equipment and that focuses on the diagnosis and treatment of critical diseases, including COVID-19. Clarity Labs is also engaged in the business of manufacturing, importing and distributions various medical tests. Under the JV, the Company and Clarity Labs will jointly market, sell, and distributed certain products and services (“Clarity Mobile Venture”). As of September 30, 2020, the only activity of Clarity Mobile Venture was a cash transfer from the Company and is included in the condensed consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2020 and 2019 (Unaudited)

3.	Summary of Significant Accounting Policies (continued)

Cash and cash equivalents – The Company considers cash and cash equivalents to include all short-term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less upon acquisition. Cash and cash equivalents totaled $13,047,565 as of September 30, 2020 and $1,625,671 as of December 31, 2019.

Short-term investment – The Company classifies investments consisting of a certificate of deposit with a maturity greater than three months but less than one year as short-term investment.  The Company had no short-term investment as of September 30, 2020 or December 31, 2019, respectively.

Accounts receivable and allowance for credit losses – Accounts receivable are receivables generated from sales to customers and progress billings on performance type contracts. Amounts included in accounts receivable are deemed to be collectible within the Company’s operating cycle. The Company recognizes accounts receivable at invoiced amounts.

The allowance for credit losses reflects the Company's best estimate of expected losses inherent in the accounts receivable balances. Management provides an allowance for credit losses based on the Company’s historical losses, specific customer circumstances, and general economic conditions. Periodically, management reviews accounts receivable and adjusts the allowance based on current circumstances and charges off uncollectible receivables when all attempts to collect have been exhausted and the prospects for recovery are remote. Recoveries are recognized when they are received. Actual collection losses may differ from our estimates and could be material to our condensed consolidated financial position, results of operations, and cash flows.

Inventory – Raw construction materials (primarily shipping containers and fabrication materials) are valued at the lower of cost (first-in, first-out method) or net realizable value. Finished goods and work-in-process inventories are valued at the lower of cost or net realizable value, using the specific identification method. Medical equipment and COVID-19 test and testing supplies are valued at the lower of cost, (first-in, first-out method) or net realizable value. As of September 30, 2020 there was inventory of $166,120 for construction materials, and $646,200 of medical equipment and COVID-19 test and testing supplies. There was no inventory for December 31, 2019.

Goodwill – The Company performs its impairment test of goodwill at the reporting unit level each fiscal year, or more frequently if events or circumstances change that would more likely than not reduce the fair value of its reporting unit below its carrying values. The Company performs a goodwill impairment test by comparing the fair value of the reporting unit with its carrying value and recognizes an impairment charge for the amount by which the carrying value exceeds the fair value, not to exceed the total amount of goodwill. The amount by which the carrying value of the goodwill exceeds its implied fair value, if any, is recognized as an impairment loss. The Company’s evaluation of goodwill completed during the year ended December 31, 2019 resulted in impairment loss of $2,938,653, which represents the total goodwill impairment loss to date. The impairment loss was due to a deterioration in the Company's estimated future cash flows. There were no impairments during the nine months ended September 30, 2020. The Company has taken the recent COVID-19 pandemic into consideration when determining impairment.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2020 and 2019 (Unaudited)

3.	Summary of Significant Accounting Policies (continued)

Intangible assets – Intangible assets consist of $2,766,000 of proprietary knowledge and technology, which is being amortized over 20 years. In addition, included in intangible assets is $7,928 for non-compete agreements which is being amortized over 5 years, $105,762 of trademarks, and $5,300 of website costs that are being amortized over 5 years and $18,848 of customer contracts over 1 year. The Company evaluated intangible assets for impairment during the year ended December 31, 2019, and determined that there were no impairment losses. There was no impairment during the nine months ended September 30, 2020. The accumulated amortization as of September 30, 2020 and 2019 was $610,157 and $1,578,034, respectively. The amortization expense for the three months ended September 30, 2020 and 2019 was $36,281 and $36,281, respectively. The amortization expense for the nine months ended September 30, 2020 and 2019 was $108,842 and $108,843, respectively. The estimated amortization expense for the successive five years is as follows:

For the year ending December 31,:
2020	$45,236
2021	176,234
2022	157,775
2023	155,981
2024	155,274
Thereafter	1,603,181
$2,293,681

Property, plant and equipment – Property, plant and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated lives of each asset. Estimated useful lives for significant classes of assets are as follows: computer and software 3 to 5 years, furniture and other equipment 5 to 7 years, automobiles 2 to 5 years, buildings held for lease 40 years, and equipment 5 to 29 years. Repairs and maintenance are charged to expense when incurred.

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

For the Nine Months Ended September 30, 2020 and 2019 (Unaudited)

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

Financial assets and liabilities measured at fair value on a recurring basis are summarized below as of September 30, 2020:

	Level 3:
	Significant
	unobservable
	inputs	Total
Earnout liability	$752,559	$752,559

Transfer into and transfers out of the hierarchy levels are recognized as if they had taken place at the end of the reporting period. There were no transfers into or out of the hierarchy levels during the nine months ended September 30, 2020 or 2019, besides the transfer in of the earnout liability.

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
15

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2020 and 2019 (Unaudited)

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

With respect to receivables, concentrations of credit risk are limited to a few customers in the construction industry. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers other than normal lien rights. At September 30, 2020 and December 31, 2019, 92% and 92%, respectively, of the Company’s gross accounts receivable were due from three and one customers.

Revenue relating to four and two customers represented approximately 83% and 94% of the Company’s total revenue for the three months ended September 30, 2020 and 2019, respectively. Revenue relating to three and two customers represented approximately 53% and 87% of the Company's total revenue for the nine months ended September 30, 2020 and 2019, respectively.

Cost of revenue relating to two vendors represented approximately 63% and 93% of the Company's total cost of revenue for the three months ended September 30, 2020 and 2019, respectively. Cost of revenue relating to four vendors represented approximately 67% and 94% of the Company’s total cost of revenue for the nine months ended September 30, 2020 and 2019, respectively. The Company believes it has access to alternative suppliers, with limited disruption to the business, should circumstances change with its existing suppliers.

4.	Accounts Receivable

At September 30, 2020 and December 31, 2019, the Company’s accounts receivable consisted of the following:

	2020	2019
Billed:
Construction services	$4,475,588	$1,321,575
Engineering services	5,232	14,594
Retainage receivable	615,136	544,911
Other receivable	26,959	6,000
Total gross receivables	5,122,915	1,887,080
Less: allowance for credit losses	(785,895)	(785,895)
Total net receivables	$4,337,020	$1,101,185

Receivables are evaluated for collectability and allowances for potential losses are established or maintained on applicable receivables. There was no provision for doubtful accounts, no recoveries collected for doubtful accounts and no write offs during the nine months ended September 30, 2020. There was no provision for doubtful accounts, $54,000 in recoveries collected for doubtful accounts and no write offs for the year ended December 31, 2019.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2020 and 2019 (Unaudited)

5.	Contract Assets and Contract Liabilities

Costs and estimated earnings on uncompleted contracts, which represent contract assets and contract liabilities, consisted of the following at September 30, 2020 and December 31, 2019:

	2020	2019
Costs incurred on uncompleted contracts	$631,790	$513,558
Estimated earnings to date on uncompleted contracts	149,717	127,032
Gross contract assets	781,507	640,590
Less: billings to date	(3,491,007)	(703,532)
Net contract liabilities, on uncompleted contracts	$(2,709,500)	$(62,942)

The above amounts are included in the accompanying condensed consolidated balance sheets under the following captions at September 30, 2020 and December 31, 2019.

	2020	2019
Contract assets	$151,230	$106,015
Contract liabilities	(2,860,730)	(168,957)
Net contract liabilities	$(2,709,500)	$(62,942)

Although management believes it has established adequate procedures for estimating costs to complete on open contracts, it is at least reasonably possible that additional significant costs could occur on contracts prior to completion. The Company periodically evaluates and revises its estimates and makes adjustments when they are considered necessary.

6.	Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation and amortization and depreciated using the straight-line method over their useful lives. At September 30, 2020 and December 31, 2019, the Company’s property, plant and equipment, net consisted of the following:

	2020	2019
Computer equipment and software	$25,472	$18,862
Furniture and other equipment	1,885	1,885
Equipment and machinery	792,566	—
Automobiles	5,154	—
Building held for leases	869,979	—
Construction in progress	45,567	—
Property, plant and equipment	1,740,623	20,747
Less: accumulated depreciation	(10,703)	(9,000)
Property, plant and equipment, net	$1,729,920	$11,747

Depreciation expense for the three months ended September 30, 2020 and 2019 amounted to $1,011 and $3,136, respectively. Depreciation expense for the nine months ended September 30, 2020 and 2019 amounted to $2,858 and $8,697 respectively.
17

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2020 and 2019 (Unaudited)

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

On February 4, 2020, the Company entered into a Securities Purchase Agreement with an accredited investor, pursuant to which the Company issued to the investor a secured note in the aggregate principal amount of $200,000 (“Note”) that bears interest at a rate of nine percent (9%) per annum, due on July 31, 2023, that is secured under a Pledge Agreement, dated February 4, 2020, entered into with the investor by a security interest in the royalty payable to the Company under that certain Exclusive License Agreement, dated October 3, 2019, with CPF GP 2019-1 LLC. The Company had the right to prepay the Note, in whole or in part, at any time and from time to time, without premium or penalty. During the nine months ending September 30, 2020, the Note to investor of $200,000 and unpaid accrued interest of $6,263 was converted into 73,665 shares of the Company's common stock.

9.	Business Combination

On September 17, 2020, the Company, through SG Echo, LLC (its wholly owned subsidiary), entered into an Asset Purchase Agreement (“APA") to acquire substantially all of the assets of Echo DCL, LLC (“Echo”) for $1,059,600 in cash (the “Echo Acquisition”), except for ECHO DCL's real estate holdings. The Echo Acquisition closed on September 23, 2020. In addition, the sellers of Echo have the potential of additional consideration based upon the APA.  In accordance with ASC 805, the Echo Acquisition is accounted for as a business combination. The Echo Acquisition was made for the purpose of expanding the Company’s footprint into the modular manufacturing business.

The purchase consideration amounted to:

Cash	$1,059,600
Earnout liability	752,559
Settlement of accounts receivable and net contract liabilities	(94,980)
$1,717,179

The settlement of accounts receivable and net contract liabilities represents amounts effectively settled upon the purchase of Echo, which originated from contacts between the Company and Echo prior to the purchase date.

The following table summarizes the preliminary allocation of the purchase price to the assets acquired and liabilities assumed for the Echo Acquisition:

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2020 and 2019 (Unaudited)

9.	Business Combination (continued)

Cash and cash equivalents	$316,432
Accounts receivable	252,557
Inventories	130,799
Prepaid expenses and other current assets	7,400
Property, plant and equipment	1,672,609
Right-of-use assets	57,120
Intangible assets	103,718
Accounts payable and accrued expenses	(733,529)
Contract liabilities	(32,807)
Lease liability	(57,120)
$1,717,179

As part of the Echo Acquisition, the Company recorded a contingent consideration liability for additional payments due to the sellers of Echo, and is included in earnout liability. These payments are due in accordance with the APA and are based upon the net income obtained from the Echo business during certain earnout periods. The initial contingent consideration liability of $752,559 was based on the fair value of the contingent consideration liability at the acquisition date, and is payable in cash and shares of restricted common stock of the Company.

As of September 30, 2020, the Company has not completed its measurement period with respect to the Echo transaction. The amounts above represent provisional amounts recorded at this time and are subject to adjustments once the measurement period has ended.

10.	Leases

The Company leases an office, a plant and certain equipment under non-cancelable operating lease agreements. The leases have remaining lease terms of two and a half years to five years. The plant lease includes an option to extend the lease for up to five years.

 Supplemental balance sheet information related to leases is as follows:

Balance Sheet Location		September 30, 2020
Operating Leases
Right-of-use assets, net		$1,567,074

Current liabilities	Lease liability, current maturities	311,745
Non-current liabilities	Lease liability, net of current maturities	1,255,329
Total operating lease liabilities		$1,567,074

Finance Leases
Right-of-use assets		$57,120

Current liabilities	Lease liability, current maturities	20,160
Non-current liabilities	Lease liability, net of current maturities	36,960
Total finance lease liabilities		$57,120

Weighted Average Remaining Lease Term
Operating leases		4.9 years
Finance leases		2.9 years
Weighted Average Discount Rate
Operating leases		3%
Finance leases		3%

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2020 and 2019 (Unaudited)

10.	Leases (continued)

As the leases do not provide an implicit rate, the Company used an incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments, which is reflective of the specific term of the leases and economic environment of each geographic region.

Anticipated future lease costs, which are based in part on certain assumptions to approximate minimum annual rental commitments under non-cancelable leases, are as follows:

Year Ending December 31,	Operating	Financing	Total
2020 (remaining)	$87,300	$4,555	$91,855
2021	349,200	20,160	369,360
2022	349,200	20,160	369,360
2023	330,300	12,245	342,545
2024	324,000	-	324,000
Thereafter	243,000	-	243,000
Total lease payments	1,683,000	57,120	1,740,120
Less: Imputed interest	115,926	-	115,926
Present value of lease liabilities	$1,567,074	$57,120	$1,624,194

Operating leases for office space and the plant, with total lease payments of $1,683,000, has been leased from an affiliate of the Company, and an affiliate of the sellers of Echo. Under the APA, the contingent consideration potentially due to the sellers may be paid in restricted common stock of the Company.

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

At September 30, 2020, there were options, including options granted to non-employees and non-directors, restricted stock units and warrants to purchase 52,337, 465,518 and 353,190 shares of common stock, respectively, outstanding that could potentially dilute future net income per share. Because the Company had a net loss as of September 30, 2020, it is prohibited from including potential common shares in the computation of diluted per share amounts. Accordingly, the Company has used the same number of shares outstanding to calculate both the basic and diluted loss per share. At September 30, 2019, there were options, including options to non-employees and non-directors, restricted stock units and warrants to purchase 54,003, 23,697 and 53,189 shares of common stock, respectively, outstanding that could potentially dilute future net income per share.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2020 and 2019 (Unaudited)

12.	Convertible Debentures

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

The Debenture was convertible into shares of the Company’s common stock only upon (i) the occurrence of an Event of Default (as defined in the Debenture) or (ii) at maturity in the event any principal remained outstanding, at a conversion price equal to the lower of (x) 67.5% of the lowest daily VWAPs of the common stock during the five consecutive trading days immediately preceding the Event of Default or date of maturity or (y) if the Debenture was not fully paid as of the Maturity, the lowest daily VWAP during the ten (10) consecutive trading days immediately preceding the date of the applicable Conversion, and based on a conversion amount determined by the product of (x) the portion of the principal and accrued interest to be converted and (y) 120% or (y) if the Debenture was not fully paid as of the Maturity Date and no conversions had been effected under the Debenture, the lowest daily VWAP during the ten (10) consecutive Trading Days immediately preceding the date of the applicable Conversion; provided, however, that the Company will not issue any shares of common stock upon conversion of the Debenture if the investor would exceed the aggregate number of shares of common stock which the Company may issue upon conversion or exercise (as the case may be) of the Debenture without breaching the Company’s obligations under the rules or regulations of the Nasdaq Stock Market, including rules related to the aggregate of offerings under NASDAQ Listing Rule 5635(d) (which limited such issuance to 60,048 shares, which was 19.99% of the Company’s outstanding shares as of the date of issuance). In addition, subject to limited exceptions, the investor did not have the right to convert any portion of the Debenture if the investor, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to its conversion and under no circumstances may convert the Debenture if the investor, together with its affiliates, would beneficially own in excess of 9.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to its conversion.

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

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2020 and 2019 (Unaudited)

13.	Construction Backlog

The following represents the backlog of signed construction and engineering contracts in existence at September 30, 2020 and December 31, 2019, which represents the amount of revenue the Company expects to realize from work to be performed on uncompleted contracts in progress and from contractual agreements in effect at September 30, 2020 and December 31, 2019, respectively, on which work has not yet begun:

	2020	2019
Balance - beginning of period	$17,634,261	$97,657,379
New contracts and change orders during the period	8,662,873	17,659,053
Adjustments and cancellations, net	(27,370)	(94,697,336)
Subtotal	26,269,764	20,619,096
Less: contract revenue earned during the period	(1,404,265)	(2,984,835)
Balance - end of period	$24,865,499	$17,634,261

Backlog at September 30, 2020 included one large contract entered into by the Company during the third quarter of 2019 in the amount of approximately $17 million, and entered into two contracts during the third quarter of 2020 in the amount of approximately $4 million and approximately $2.95 million. The Company expects that all of this revenue will be realized by September 30, 2022. During the second quarter of 2019, the Company moved a $25.0 million contract out of backlog after receiving a cancellation notice from the customer. During the third quarter of 2019, the Company removed two contracts in the amount of $55 million and $15 million out of backlog due to the fact that these projects fall under the exclusive license agreement (“ELA”) executed during the fourth quarter of 2019. Under the ELA, the Company cannot guarantee, but expects to receive, approximately $2.4 million in royalties for one such project. The Company expects to receive these royalties for this one such project through June 30, 2022. Backlog does not include expected royalty fees to the Company under the ELA from projects to be delivered by our licensee.

The Company’s remaining backlog as of September 30, 2020 represents the remaining transaction price of firm contracts for which work has not been performed and excludes unexercised contract options.

The Company expects to satisfy its backlog which represents the remaining unsatisfied performance obligation on contracts as of September 30, 2020 over the following period:

2020
Within 1 year	$12,009,249
1 to 2 years	12,856,250
Total Backlog	$24,865,499

Although backlog reflects business that is considered to be firm, cancellations, deferrals or scope adjustments may occur. Backlog is adjusted to reflect any known project cancellations, revisions to project scope and cost and project deferrals, as appropriate.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2020 and 2019 (Unaudited)

14.	Stockholders’ Equity

Public Offerings – In June 2017, the Company issued 75,000 shares of its common stock at $100.00 per share through the Public Offering. The Company incurred $1,388,615 in issuance costs from the Public Offering and issued 3,750 warrants valued at $55,475 to the underwriters (as discussed in Note 15).

In July 2017, as permitted by the underwriting agreement entered into in connection with the Public Offering, the underwriters exercised their option to purchase an additional 11,250 shares of common stock at $100.00 per share. The Company incurred $176,771 in issuance costs from this issuance. In connection with this exercise, certain affiliates of the underwriters were granted additional warrants to purchase 563 shares of common stock in the aggregate valued at $8,321 (as discussed in Note 15).

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

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2020 and 2019 (Unaudited)

14.	Stockholders’ Equity (continued)

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

Underwriting Agreement – In August 2019, the Company issued 45,000 shares of its common stock at $17.00 per share pursuant to the terms of an Underwriting Agreement (the “Underwriting Agreement”) to the public. The Company incurred $181,695 in issuance costs from the offering and issued warrants to purchase 2,250 shares of common stock to the underwriter. The warrants are further discussed in Note 15.

15.	Warrants

In conjunction with the June 2017 Public Offering, the Company issued to certain affiliates of the underwriters, as compensation, warrants to purchase an aggregate of 4,313 shares of common stock at an exercise price of $125.00 per share. The warrants are exercisable at the option of the holder on or after June 21, 2018 and expire June 21, 2023.The fair value of warrants was calculated utilizing a Black-Scholes model and amounted to $63,796. The fair market value of the warrants as of the date of issuance has been included in issuance costs in additional paid-in capital.

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

 SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2020 and 2019 (Unaudited)

16.	Share-based Compensation

On October 26, 2016, the Company’s Board of Directors approved the issuance of up to 25,000 shares of the Company’s common stock in the form of restricted stock or options (“2016 Stock Plan”). Effective January 20, 2017, the 2016 Stock Plan was amended and restated as the SG Blocks, Inc. Stock Incentive Plan, as further amended effective June 1, 2018 and as further amended on July 30, 2020 (the “Incentive Plan”). The Incentive Plan authorizes the issuance of up to 1,125,000 shares of common stock. It authorizes the issuance of equity-based awards in the form of stock options, stock appreciation rights, restricted shares, restricted share units, other share-based awards and cash-based awards  to non-employee directors and to officers, employees and consultants of the Company and its subsidiary, except that incentive stock options may only be granted to the Company’s employees and its subsidiary’s employees. The Incentive Plan expires on October 26, 2026, and is administered by the Company’s Compensation Committee of the Board of Directors. Each of the Company’s employees, directors, and consultants are eligible to participate in the Incentive Plan. As of September 30, 2020, there were 582,473 shares of common stock available for issuance under the Incentive Plan.

Stock-Based Compensation Expense

Stock-based compensation expense is included in the condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Payroll and related expenses	$303,169	$139,402	$414,563	$472,014
General and administrative expenses	—	—	57,120	—
Marketing and business development expenses	—	3,375	—	10,125
Total	$303,169	$142,777	$471,683	$482,139

The following table presents total stock-based compensation expense by security type included in the condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Stock options	$2,667	$40,098	$8,000	$112,293
Restricted Stock Units	300,502	102,679	463,683	369,846
Total	$303,169	$142,777	$471,683	$482,139

Stock-Based Option Awards

The Company has issued no stock-based options during the nine months ended September 30, 2020 and 2019. The fair value of the stock-based option awards granted during the nine months ended September 30,2020 and 2019 were estimated at the date of grant using the Black-Scholes option valuation model with the following assumptions:

2019
Expected dividend yield	—%
Expected stock volatility	68.35%
Risk-free interest rate	2.44%
Expected life	3.00

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2020 and 2019 (Unaudited)

16.	Share-based Compensation (continued)

Because the Company does not have significant historical data on employee exercise behavior, the Company uses the “Simplified Method” to calculate the expected life of the stock-based option awards granted to employees. The simplified method is calculated by averaging the vesting period and contractual term of the options.

The following table summarizes stock-based option activities and changes during the nine months ended September 30, 2020 as described below:

	Shares	Weighted Average Fair Value Per Share	Weighted Average Exercise Price Per Share	Weighted Average Remaining Terms (in years)	Aggregate Intrinsic Value
Outstanding – December 31, 2019	53,170	$24.80	$81.20	7.40	$—
Granted	—	—	—	—	—
Exercised	—	—	—	—	—
Cancelled	(833)	—	—	—	—
Outstanding – September 30, 2020	52,337	24.75	81.60	6.65	$—
Exercisable – December 31, 2019	52,649	24.80	81.20	7.39	—
Exercisable – September 30, 2020	52,128	$24.74	$81.56	6.64	$—

For the three months ended September 30, 2020 and 2019, the Company recognized stock-based compensation expense of $2,667 and $40,098, respectively. For the nine months ended September 30, 2020 and 2019, the Company recognized stock-based compensation expense of $8,000 and $112,293, respectively, related to stock options. This expense is included in payroll and related expenses, in the accompanying condensed consolidated statements of operations.

As of September 30, 2020, there was $5,335 of total unrecognized compensation costs related to non-vested stock options, which will be expensed over a weighted average period of less than one year. The intrinsic value is calculated as the difference between the fair value of the stock price at year end and the exercise price of each of the outstanding stock options. The fair value of the stock price at September 30, 2020 was $1.81 per share.

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

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2020 and 2019 (Unaudited)

16.	Share-based Compensation (continued)

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

On September 23, 2020, a total of 425,000 of restricted stock units were granted to Mr. Armstrong, Mr. Sheeran, seven employees and one consultant of the Company, under the Company's stock-based compensation plan, at the fair value of $1.81 per share, which represents the closing price of the Company's common stock on September 23, 2020. Restricted stock units granted to Mr. Armstrong, Mr. Sheeran, and an aggregate of seven employees and one consultant of 50,000, 75,000 and an aggregate of 300,000, respectively, and 1/3 will vest on September 23, 2020, 1/3 on the one year anniversary of the grant date and 1/3 on the two year anniversary of the grant date. The fair value of these units upon issuance amounted to $769,250.

For the three months ended September 30, 2020 and 2019, the Company recognized stock-based compensation expense of $300,502 and $102,679 related to restricted stock units. For the nine months ended September 30, 2020 and 2019, the Company recognized stock-based compensation of $463,683 and $369,846 related to restricted stock units. This expense is included in the payroll and related expenses, general and administrative expenses, and marketing and business development expense in the accompanying condensed consolidated statement of operations. For the nine months ended September 30, 2020 and 2019, the Company recognized $0 and $162,941, respectively, related to restricted stock units in lieu of accrued compensation.

The following table summarized restricted stock unit activities during the nine months ended September 30, 2020:

Number of Shares
Non-vested balance at January 1, 2020	8,938
Granted	472,331
Vested	(17,512)
Forfeited/Expired	(4,000)
Non-vested balance at September 30, 2020	459,757

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2020 and 2019 (Unaudited)

17.	Commitments and Contingencies

Legal Proceedings

The Company is subject to certain claims and lawsuits arising in the normal course of business. The Company assesses liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. Where it is probable that the Company will incur a loss and the amount of the loss can be reasonably estimated, the Company records a liability in our consolidated financial statements. These legal accruals may be increased or decreased to reflect any relevant developments on a quarterly basis. Where a loss is not probable or the amount of the loss is not estimable, the Company does not record an accrual, consistent with applicable accounting guidance. Based on information currently available, advice of counsel, and available insurance coverage, the Company believes that the established accruals are adequate and the liabilities arising from the legal proceedings will not have a material adverse effect on the consolidated financial condition. However, that in light of the inherent uncertainty in legal proceedings there can be no assurance that the ultimate resolution of a matter will not exceed established accruals. As a result, the outcome of a particular matter or a combination of matters may be material to the results of operations for a particular period, depending upon the size of the loss or the income for that particular period.

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

The parties to the litigation have completed the exchange of written discovery and are in the process of scheduling depositions which are expected to be conducted within the next thirty (30) days but may be extended on the consent of the parties.

Litigation is subject to many uncertainties, and the outcome of this action is not predicted with assurance. The Company is currently unable to predict the possible loss or range of loss, if any, associated with the resolution of this litigation, and, accordingly, the Company has made no provision related to this matter in the condensed consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2020 and 2019 (Unaudited)

17.	Commitments and Contingencies (continued)

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

Teton filed for Chapter 11 bankruptcy on October 16, 2019, and filed a Suggestion of Bankruptcy in the Harris County Court on October 29, 2019. The bankruptcy is currently pending in the United States Bankruptcy Court for Southern District of Texas, Houston Division styled In re: Teton Buildings, LLC and bearing the case number 19-35811. Pursuant to the Suggestion of Bankruptcy, the state-court litigation has been stayed. On or about March 16, 2020, the Bankruptcy Court converted Teton’s Chapter 11 reorganization case to a Chapter 7 liquidation case. On July 18, 2019, Ronald Sommers, the Chapter 7 Trustee, filed a Report of No Distribution stating that there is no property available for distribution to creditors. On August 20, 2019, the Bankruptcy Court closed the Teton bankruptcy case.

The Company, through its insurance carrier Endurance American Specialty Insurance Company is pursuing a claim against Teton’s general liability insurance policy with Depositors Insurance Company, a division of Nationwide Insurance.

The Company is currently unable to predict the possible loss or range of loss, if any, associated with the resolution of this litigation, and, accordingly, the Company has made no provision related to this matter in the condensed consolidated financial statements.

HOLA Community Partners/City of Los Angeles Matter. On or about April 13, 2020, the Company commenced an action against HOLA Community Partners (“HOLA”), a California non-profit corporation, Heart of Los Angeles Youth, Inc., and the City of Los Angeles, in the United States District Court Central District Of California, Western Division, arising out of a certain Construction and Delivery Agreement (“HOLA Agreement”), dated June 1, 2017, pursuant to which HOLA hired the Company for design, engineering, fabrication, and installation services in connection with a 33,250 square foot arts and recreation center in Lafayette Park, in Los Angeles, California (the “HOLA Project”). The Company alleges that HOLA Community Partners owes the Company certain amounts due for work performed on the HOLA Project and extra costs incurred due to delays and impacts caused by HOLA Community Partners. Prior to the commencement of suit HOLA Community Partners disputed the amounts owed, and claimed that the Company failed to meet its contractual obligations. The Company has asserted claims against that HOLA for (i) breach of contract; (2) damages for conversion; (3) default under security agreement and judicial foreclosure; (4) misappropriation of trade secrets under Cal.Civ. Code §3426; (5) misappropriation of trade secrets under 18 U.S.C. § 1836; (6) intentional interference with contractual relations; and (7) negligence, seeking in excess of $1 million in damages, plus statutory damages and attorneys’ fees. The Company has also brought a claim of negligence against the City of Los Angeles, to wit, that the City negligently failed to require HOLA to provide the payment bond required by Civil Code Cal.Civ. Code §9550, effectively depriving the Company of the ability to seek recovery from such payment bond.

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

On August 12, 2020 HOLA moved to dismiss the Company’s complaint. HOLA thereafter moved for judgment on the pleadings on August 21, 2020.  On September 2, 2020, the Company moved to dismiss HOLA’s complaint.  Both motions have been fully submitted to Judge Wright and the parties are awaiting decisions on the motions.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2020 and 2019 (Unaudited)

17.	Commitments and Contingencies (continued)

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

Litigation is subject to many uncertainties, and the outcome of this action is not predicted with assurance. Although the Company believes its claims against HOLA and the City of Los Angeles are meritorious, and that it has valid defenses to the claims of HOLA, it is currently unable to predict the possible range of recovery or loss, if any, associated with the resolution of this litigation, and, accordingly, the Company has made no provision related to this matter in the condensed consolidated financial statements.

SG Blocks, Inc. v. EDI International, PC.- On June 21, 2019, SG Blocks filed a lawsuit against EDI International, PC, a New Jersey corporation, in connection with the parties' consulting agreement, dated June 29, 2016,  pursuant to which EDI International, PC, was to provide, for a fee, certain architectural and  design services for the Project. SG Blocks, Inc. claims that EDI International, PC, tortuously interfered with SG Blocks, Inc's economic relationship with HOLA Community Partners and  Heart of Los Angeles Youth, Inc. The complaint seeks in excess of $1,275,754 in damages. EDI International, PC, filed a cross-complaint for alleged unpaid fees and tortious interference with EDI International, PC's contractual relationship with HOLA Community Partners and Heart of Los Angeles Youth, Inc. EDI International, PC's cross-complaint seeks in excess of $30,428 in damages. Litigation is pending. EDI participated in the first mediation session referenced in the HOLA matter above, although no resolution of the respective parties’ claims and defenses was achieved thereat. The parties have begun exchanging written discovery and are in the process of scheduling depositions of the principals and non-party witnesses.

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

Other Litigation

Shetty  v. SG Blocks, Inc. et. al., Case No. 20-CV-00550, United States District Court, Eastern District of New York.

On January 31, 2020, Mahesh Shetty, the Company’s former President and Chief Financial Officer (“Former Employee”), filed suit against the Company and its Chairman and Chief Executive Officer, Paul Galvin, claiming (i) $372,638 in unpaid wages and bonuses and (ii) $300,000 due in severance (hereafter the “Action”). The Former Employee has also named the Company’s third party payroll processing company Staff-One as a co-defendant. The Company maintains that the Former Employee agreed to accept (and did receive) restricted stock units of the Company’s common stock in full satisfaction and payment of all alleged unpaid wages and bonuses that are claimed in the Action, and/or has otherwise been paid in full for all amounts claimed. The Company further maintains that the Former Employee’s employment agreement precludes any entitlement to or liability for severance. On March 25, 2020, the Former Employee filed an `amended complaint raising additional claims of retaliation and indemnification. The Company denies the merits of the claims set forth in the Former Employee’s amended complaint and/or asserts that valid defenses preclude any recovery, and intends to vigorously defend against the Action. On April 27, 2020, the Company filed a motion to  dismiss the Action.  On June 15, 2020, the Court entered a decision granting in part and denying in part the Company’s motion to dismiss. Specifically, the Court dismissed the Former Employee’s claim (i) for severance (in the amount of $300,000) and unpaid wages pursuant to the Fair Labor Standards Act, 29 U.S.C. §201 et. seq. (“FLSA”), but denied dismissal of the Former Employee’s claims for retaliation under the FLSA or unpaid wages allegedly due under the New York Labor Law.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2020 and 2019 (Unaudited)

17.	Commitments and Contingencies (continued)

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

Mediation

On September 29, 2020, the parties notified the court of their intention and desire to mediate their claims and defenses. The court has appointed David Berger, Esq., as the mediator and the first mediation session has been set for December 8, 2020.

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

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2020 and 2019 (Unaudited)

18.	Subsequent Events

On October 12, 2020, the Company and Osang entered into a Managed Supply Agreement (the "Supply Agreement") in which the parties entered to memorialize the precise nature of the Company's obligations and Osang's obligations as it relates to the consignment (the "Consignment") to the Company of two (2) million units of Osang's flagship Genefinder Plus RealAmp Covid-19 PCR Test (the "Product") from Osang for the cold-chain storage and distribution of Product in the United States of America and Canada by the Company on behalf of itself, as well as for Osang to other distributors in Territory as well as for direct sales by Osang worldwide where permissible for a period of 180 days thereafter. The Supply Agreement included confirmation by Osang that the Company has no payment obligation for the Consignment until the Company sells the Product and any unsold product remains the responsibility of Osang except that the Company is responsible for the sold-storage fees and Osang's agreement to use best efforts that all sales of Products will be drawn from the Consignment with priority.

On November 12, 2020, SG Blocks joint venture partnership in Clarity Mobile Venture entered into a contract with the City of Los Angeles for the operations of a COVID-19 PCR Test Laboratory at Los Angeles International Airport to provide a full-service modular COVID-19 laboratory and testing facility onsite at Los Angeles International Airport.  The facility will be located across from Terminal 6 and is expected to open in December 2020. The facility will administer PCR tests with results available within 3 hours for passengers and airline crew, and no later than 24 hours for LAWA airport employees. Additionally, other rapid coronavirus tests including antigen tests will be provided. Clarity Mobile Venture will be the primary operator of the facility and will deploy the GeneFinder™ test for COVID-19, produced by OSANG Healthcare Co., Ltd.

On November 19, 2020, the Company and Memorial Hospital, of Michigan (“Memorial), entered into a Professional Services and Capital Support Contract (“PSCSC”) with Wayne County, Michigan to appoint Memorial the primary contractor for the construction of portable on-site laboratory facilities for COVID-19 testing. The PSCCS engages the Company as a sub-contractor to render services and support to Memorial in connection with the fulfillment of statements of work submitted from Wayne County to Memorial. The program deploys the D-Tec Product Series, including D-Tec 1 and D-Tec 5 facilities, designed by Grimshaw Architects and developed by SG Blocks, to deliver highly accurate PCR testing and on-site CLIA lab services directly into high risk and underserved areas.  The D-Tec 1 units are expected to be deployed throughout Wayne County and will provide sample extraction and lab services. The D-Tec 5 will serve as the main CLIA lab and have the capacity to process 7,000 tests per day in a single eight-hour shift. The facilities will be used to test residents for COVID-19 using the OSANG GeneFinder™ test, which is able to deliver medical grade results in approximately 3 hours. Clarity Mobile Venture will be the primary operator of the facility.

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

Special note regarding forward-looking statements

               This Quarterly Report on Form-10Q contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Statements contained in this Quarterly Report on Form 10-Q may use forward-looking terminology, such as "anticipates," "believes," "could," "would," "estimates," "may," "might," "plan," "expect," "intend," "should," "will," or other variations on these terms or their negatives. All statements other than statements of historical facts are statements that could potentially be forward-looking. The Company cautions that forward-looking statements involve risks and uncertainties and actual results could differ materially from those expressed or implied in these forward-looking statements or could affect the extent to which a particular objective, projection, estimate or prediction is realized. Factors that could cause or contribute to such differences include, but are not limited to: general economic, political and financial conditions, both in the United States and internationally; our ability to obtain additional financing on acceptable terms, if at all, or to obtain additional capital in other ways; our ability to increase sales, generate income, effectively manage our growth and realize our backlog; competition in the markets in which we operate, including the consolidation of our industry, our ability to expand into and compete in new geographic markets and our ability to compete by protecting our proprietary manufacturing process; a disruption or cybersecurity breach in our or third-party suppliers' information technology systems; our ability to adapt our products and services to industry standards and consumer preferences and obtain general market acceptance of our products; product shortages and the availability of raw materials, and potential loss of relationships with key vendors, suppliers or subcontractors; the seasonality of the construction industry in general, and the commercial and residential construction markets in particular; a disruption or limited availability with our third party transportation vendors; the loss or potential loss of any significant customers; exposure to product liability, including the possibility that our liability for estimated warranties may be inadequate, and various other claims and litigation; our ability to attract and retain key employees; our ability to attract private investment for sales of product; the credit risk from our customers and our customers' ability to obtaining third-party financing if and as needed; an impairment of goodwill; the impact of federal, state and local regulations, including changes to international trade and tariff policies, and the impact of any failure of any person acting on our behalf to comply with applicable regulations and guidelines; costs incurred relating to current and future legal proceedings or investigations; the cost of compliance with environmental, health and safety laws and other local building regulations; our ability to utilize our net operating loss carryforwards and the impact of changes in the United States' tax rules and regulations; dangers inherent in our operations, such as natural or man-made disruptions to our facilities and project sites, the impact of COVID-19, and related government “shelter-in-place” mandates and other restrictions on business and commercial activity and the adequacy of our insurance coverage; our ability to comply with the requirements of being a public company; fluctuations in the price of our common stock, including decreases in price due to sales of significant amounts of stock; potential dilution of the ownership of our current stockholders due to, among other things, public offerings or private placements by the Company or issuances upon the exercise of outstanding options or warrants and the vesting of restricted stock units; the ability of our principal stockholders, management and directors to potentially exert control due to their ownership interest; any ability to pay dividends in the future; potential negative reports by securities or industry analysts regarding our business or the construction industry in general; Delaware law provisions discouraging, delaying or preventing a merger or acquisition at a premium price; our ability to remain listed on the Nasdaq Capital Market and the possibility that our stock will be subject to penny stock rules; our classification as a smaller reporting company resulting in, among other things, a potential reduction in active trading of our common stock or increased volatility in our stock price; and any factors discussed in "Part II - Item 1A. Risk Factors" to this Quarterly Report on Form 10-Q as well as our 2019 Form 10-K and other filings with the Securities Exchange Commission. In addition, certain information presented below is based on unaudited financial information. There can be no assurance that there will be no changes to this information once audited financial information is available. As a result, readers are cautioned not to place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date of this report. The Company will not undertake to update any forward-looking statement herein or that may be made from time to time on behalf of the Company.

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

In April 2020, we expanded our product offerings and began focusing on the medical projects when we entered into the COVID-19 diagnostic market through a collaboration for our distribution of COVID-19 diagnostic tests manufactured by Osang Healthcare Co., Ltd., ("Osang").  We have subsequently entered into additional collaborations for the distribution of Osang’s diagnostic tests  as well as collaborations for the use of our modular technology for the building  of medical test centers that will include COVID-19 testing.

Recent Business Developments

           On July 6, 2020, we entered into a Joint Development Agreement with Grimshaw Design, LLC ("Grimshaw"). Our joint agreement is to develop a prototype and "proof of concept" for a scalable, customizable and rapidly deployable educational facility with classrooms, spaces for teaching, workshops, dining, recreation, sports and/or other education-related purposes, based upon Grimshaw's designs and utilizing our container-cased or other modular structures, or pre-fabricated modular structures jointly developed by us and Grimshaw.

On August 27, 2020, we entered into a joint venture agreement with Clarity Lab Solutions, LLC (“Clarity Labs”) (the “JV”). Clarity Labs is a licensed clinical laboratory that uses specialized molecular testing equipment and that focuses on the diagnosis and treatment of critical diseases, including COVID-19. Clarity Labs is also engaged in the business of manufacturing, importing and distributions various medical tests. Under the JV, we, along with Clarity Labs will jointly market, sell, and distributed certain products and services (“Clarity Mobile Venture”). As of September 30, 2020, the only activity of Clarity Mobile Venture was a cash transfer from the Company and is included in the condensed consolidated financial statements. On November 16, 2020, we announced that the State of Hawaii had selected Clarity Labs and Clarity Mobile Venture to provide COVID-19 testing and clinical laboratory at Los Angeles International Airport (“LAX”) for testing of passengers travelling between Los Angeles and Hawaii.

On September 17, 2020, we, through our wholly owned subsidiary SG Echo LLC (“SG Echo”), entered into an Asset Purchase Agreement (“Asset Purchase Agreement”) with Echo DCL, LLC, a Texas limited liability company (“Echo”) a container/modular manufacturer that had been a supplier of ours, to acquire substantially all the assets of Echo, except for Echo’s real estate holdings, for which SG Echo has obtained a right of first refusal to acquire same. On September 23, 2020, we, SG Echo and Echo completed the transactions as contemplated by the Asset Purchase Agreement (the “Closing”).

Pursuant to the terms of the Asset Purchase Agreement, at the Closing we paid to Echo an aggregate of $1,059,600 in cash, subject to the escrow of certain of the purchase price funds, and SG Echo agreed to pay certain of Echo’s indebtedness, including the obligation to (i) satisfy a Guidance Line of Credit loan (“GLOC Loan”) in the principal amount of approximately $616,000 ($316,432 of which payoff proceeds was delivered by Echo to SG Echo at the closing), (ii) pay the debt service on certain of Echo’s indebtedness in the approximate principal amount of $1.7 million for 12 months following the closing, (iii) payoff at maturity a certain line of credit of Echo with BTH Bank in the principal amount of $500,000, and (iv) pay earn out payments equal to the net income received from the acquired business during the 3-month period beginning on the first day of the first full month that is 3 months after the closing date, the 3-month period following the first earn out period and the 3-month period following the second earn out period, payable in 50% in cash and 50% in shares of our common stock to be valued a $2.50 per share; provided, that up to approximately $300,000 of any amounts paid in respect of the GLOC Loan, and any amounts paid in respect of the debt service on Echo’s indebtedness and line of credit with BTH Bank, as described in subparagraphs (i), (ii) or (iii) above, shall be offset against and reduce the earnout payments due to Echo. In no event may the number of shares of common stock to be issued to Echo exceed 19.99% of our outstanding shares on the date of the execution of the Asset Purchase Agreement.

On October 12, 2020, we and Osang, the manufacturer and supplier of the GeneFinderTM COVID-19 Plus RealAmp KitTM that we distribute, entered into a Managed Supply Agreement (the “Supply Agreement”) which memorialized of our obligations and Osang's obligations as it relates to the consignment (the “Consignment”) to us of two (2) million units of Osang's flagship Genefinder Plus RealAmp Covid-19 PCR Test (the “Product”) from Osang for the cold-chain storage and distribution of Product in the United States of America and Canada by us on behalf of ourself, as well as for Osang to other distributors in Territory as well as for direct sales by Osang worldwide where permissible for a period of 180 days thereafter. The Supply Agreement included confirmation by Osang  that we have no payment obligation for the Consignment until we sell the Product and any unsold product remains the responsibility of Osang except that we are responsible for the sold-storage fees and  Osang’s agreement to use best efforts that all sales of Products will be drawn from the Consignment with priority.

On November 12, 2020, our joint venture partnership in Clarity Mobile Venture entered into a contract with the City of Los Angeles for the operations of a COVID-19 PCR Test Laboratory at Los Angeles International Airport to provide a full-service modular COVID-19 laboratory and testing facility onsite at Los Angeles International Airport.  The facility will be located across from Terminal 6 and is expected to open in December 2020. The facility will administer PCR tests with results available within 3 hours for passengers and airline crew, and no later than 24 hours for LAWA airport employees. Additionally, other rapid coronavirus tests including antigen tests will be provided. Clarity Mobile Venture will be the primary operator of the facility and will deploy the GeneFinder™ test for COVID-19, produced by OSANG Healthcare Co., Ltd.

On November 19, 2020, we and Memorial Hospital, of Michigan (“Memorial), entered into a Professional Services and Capital Support Contract (“PSCSC”) with Wayne County, Michigan to appoint Memorial the primary contractor for the construction of portable on-site laboratory facilities for COVID-19 testing. The PSCCS engages the Company as a sub-contractor to render services and support to Memorial in connection with the fulfillment of statements of work submitted from Wayne County to Memorial. The program deploys the D-Tec Product Series, including D-Tec 1 and D-Tec 5 facilities, designed by Grimshaw Architects and developed by SG Blocks, to deliver highly accurate PCR testing and on-site CLIA lab services directly into high risk and underserved areas.  The D-Tec 1 units are expected to be deployed throughout Wayne County and will provide sample extraction and lab services.  The D-Tec 5 will serve as the main CLIA lab and have the capacity to process 7,000 tests per day in a single eight-hour shift. The facilities will be used to test residents for COVID-19 using the OSANG GeneFinder™ test, which is able to deliver medical grade results in approximately 3 hours. Clarity Mobile Venture will be the primary operator of the facility.

Results of Operations

As a result of our new licensing model that commenced in October 2019, our operations for the nine months ended September 30, 2020 and 2019 may not be indicative of our future operations.

Nine Months Ended September 30, 2020 and 2019:

	For the Nine Months Ended September 30, 2020	For the Nine Months Ended September 30, 2019
Total Revenue	$1,404,265	$2,647,558
Total Cost of revenue	(789,445)	(2,018,392)
Total Operating expenses	(3,730,383)	(3,365,040)
Total Operating loss	(3,115,563)	(2,735,874)
Total Other income (expense)	51,890	(52,039)
Net loss	$(3,063,673)	$(2,787,913)

Revenue

Total revenue for the nine months ended September 30, 2020 was $1,404,265 compared to $2,647,558 for the nine months ended September 30, 2019. This decrease of $1,243,293 or approximately 47% was mainly driven by a decline in revenue of approximately $968,000 in retail projects, a decline in revenue of approximately $1,038,000 in office projects, a decline in revenue of approximately $37,000 in multi-family/single-family projects, offset by an increase of approximately $300,000 in other projects, an increase of approximately $58,500 in medical projects, an increase of approximately $65,000 in special use projects and an increase of approximately $340,000 in hospitality projects for the nine months ended September 30, 2020, as compared to September 30, 2019

Cost of Revenue and Gross Profit

Cost of revenue was $789,445 for the nine months ended September 30, 2020, compared to $2,018,392 for the nine months ended September 30, 2019. The decrease of $1,228,947 or a decrease of approximately 61%, is primarily related to lower revenues and the lower procurement and manufacturing costs of modifying containers as well as $300,000 of construction revenue earned during the nine months ending September 30, 2020 with no costs of revenue.

Gross profit was $614,820 and $629,166 for the nine months ended September 30, 2020 and 2019, respectively.

Gross profit percentage increased to approximately 44% for the nine months ended September 30, 2020 compared to approximately 24% for the nine months ended September 30, 2019 primarily due to a single contract in the amount of $300,000 with no estimated costs.

Payroll and Related Expenses

Payroll and related expenses for the nine months ended September 30, 2020 were $1,344,009 compared to $1,832,333 for the nine months ended September 30, 2019. This decrease was primarily caused by a decrease of approximately $57,000 in stock-based compensation expense, as well as a decrease in salaries and additional head count of approximately $417,000 recognized during the year ended September 30, 2020 compared to the nine months ended September 30, 2019. We recognized $414,563 in stock-based compensation expense related to payroll and related expenses for the nine months ended September 30, 2020, compared to $472,013 for September 30, 2019.

Other Operating Expenses (General and administrative expenses, Marketing and business development expense, and Pre-project expenses)

Other operating expenses (general and administrative expenses, marketing and business development expenses, pre-project expenses) for the nine months ended September 30, 2020 were $2,386,374 compared to $1,532,707 for the nine months ended September 30, 2019. The increase resulted primarily from an increase in legal fees of approximately $455,000, an increase in insurance expenses by approximately $37,500, an increase in advisory service fees by approximately $434,000, an increase in marketing expense by approximately $46,000, an increase in amortization expense by approximately $30,590, and an increase in accounting fees by approximately $53,000, offset by a decrease in travel expenses by approximately $120,000, and a decrease contract labor expenses of approximately $120,000. We recognized $57,120 in stock-based compensation expense related to legal expenses for the nine months ended September 30, 2020. We recognized $10,125 in stock-based compensation expense related to marketing expenses for the nine months ended September 30, 2019.

Results of Operations (continued)

Other Income (Expense)

Interest income for the nine months ended September 30, 2020 was $38,497 and related to the outstanding note receivable. There was no interest income for the nine months ended September 30, 2019. Interest expense for the nine months ended September 30, 2020 of $8,877 was mainly related to the Securities Purchase Agreement entered into on February 4, 2020 with an accredited investor. There was no interest expense for the nine months ended September 30, 2019. Other income for the nine months ended September 30, 2020 was $23,282 and there was no other income for the nine months ended September 30, 2019.  Loss on asset disposal for the nine months ended September 30, 2020 and 2019 was $1,012 and $52,039, respectively.

Three Months Ended September 30, 2020 and 2019:

	For the Three Months Ended September 30, 2020	For the Three Months Ended September 30, 2019
Total Revenue	$576,560	$184,526
Total Cost of revenue	(381,954)	(366,783)
Total Operating expenses	(1,719,936)	(1,091,173)
Total Operating loss	(1,525,330)	(1,273,430)
Total Other income (expense)	47,057	(52,039)
Net loss	$(1,478,273)	$(1,325,469)

Revenue

Total revenue for the three months ended September 30, 2020 was $576,560 compared to $184,526 for the three months ended September 30, 2019. This increase of $392,034 or approximately 211% was mainly driven by an increase of approximately $296,000 in hospitality projects, an increase of approximately $119,000 in office projects, an increase of approximately $72,000 in special use projects offset by a decline of approximately $154,000 in retail projects for the three months ended September 30, 2020, as compared to September 30, 2019.

Cost of Revenue and Gross Profit

Cost of revenue was $381,954 for the three months ended September 30, 2020, compared to $366,783 for the three months ended September 30, 2019. The increase of $15,171 or a increase of approximately 4%, is primarily related to higher revenues earned during the three months ending September 30, 2020, as compared to September 30, 2019.

Gross profit was $194,606 for the three months ended September 30, 2020 and gross loss was $182,257 for the three months ended September 30, 2019.

Gross profit percentage increased to approximately 34% for the three months ended September 30, 2020 compared to gross loss percentage increased to approximately 99% for the three months ended September 30, 2019 primarily due to higher site installation in the three months ended September 30, 2019 from a retail project.

Payroll and Related Expenses

Payroll and related expenses for the three months ended September 30, 2020 were $679,863 compared to $548,156 for the three months ended September 30, 2019. This increase was primarily caused by an increase of approximately $164,000 in stock-based compensation expense offset by a decrease in salaries and additional head count of approximately $23,000 recognized during the year ended September 30, 2020 compared to the three months ended September 30, 2019. We recognized $303,169 in stock-based compensation expense related to payroll and related expenses for the three months ended September 30, 2020, compared to $139,402 for September 30, 2019.

Results of Operations (continued)

Other Operating Expenses (General and administrative expenses, Marketing and business development expense, and Pre-project expenses)

Other operating expenses (general and administrative expenses, marketing and business development expenses, pre-project expenses) for the three months ended September 30, 2020 were $1,040,073 compared to $543,017 for the three months ended September 30, 2019. The increase resulted primarily from an increase in special meeting fees of approximately $19,800, an increase in rent expense of approximately $17,600, an increase in legal fees of approximately $142,700, an increase in advisory service fees of approximately $319,100, an increase in promotions and marketing expense of approximately $14,300, offset by a decrease in employee travel by approximately $28,200 and a decrease in contract labor of approximately $48,400. We recognized no stock-based compensation expense related to legal expenses for the three months ended September 30, 2020. We recognized $3,375 in stock-based compensation expense related to marketing expenses for the three months ended September 30, 2019.

Other Income (Expense)

Interest income for the three months ended September 30, 2020 was $27,401 and related to the outstanding note receivable. There was no interest income for the three months ended September 30, 2019. Interest expense for the three months ended September 30, 2020 was $2,614.  There was no interest expense for the three months ended September 30, 2019. Other income for the three months ended September 30, 2020 was $23,282 and there was no other income for the three months ended September 30, 2019. Loss on asset disposal for the three months ended September 30, 2020 and 2019 was $1,012, and $52,039, respectively.

Income Tax Provision

A 100% valuation allowance was provided against the deferred tax asset consisting of available net operating loss carry forwards and, accordingly, no income tax benefit was provided.

Impact of Inflation

The impact of inflation upon the Company’s revenue and income (loss) from continuing operations during each of the past two fiscal years has not been material to its financial position or results of operations for those years because the Company does not maintain any inventories whose costs are affected by inflation.

Impact of Coronavirus (COVID-19)

              With the global spread of the ongoing novel coronavirus ("COVID-19") pandemic during the first nine months of 2020, the Company has implemented business continuity plans designed to address and mitigate the impact of the COVID-19 pandemic on its employees and business. The worldwide spread of the COVID-19 virus is expected to result in a global slowdown of economic activity which is likely to decrease demand for a broad variety of goods and services, including from our customers, while also resulting in delays in projects due to labor shortages and supplier disruptions for an unknown period of time until the disease is contained.  To date, we have experienced some delays in projects due to COVID-19 which we expect to have an impact on our revenue and our results of operations, the size and duration of which we are currently unable to predict. Any quarantines, the timing and length of containment and eradication solutions, travel restrictions, absenteeism by infected workers, labor shortages or other disruptions to the Company's suppliers and contract manufacturers or customers would likely adversely impact the Company's sales and operating results and result in further project delays. In addition, the pandemic could result in an economic downturn that could affect the ability of the Company's customers and licensees to obtain financing and therefore impact demand for the Company's products. Order lead times could be extended or delayed and pricing could increase. Some products or services may become unavailable if the regional or global spread were significant enough to prevent alternative sourcing. Accordingly, the Company is considering alternative product sourcing in the event that product supply becomes problematic. The Company expects this global pandemic to have an impact on the Company's revenue and results of operations, the size and duration of which the Company is currently unable to predict. In addition, to the extent the ongoing COVID-19 pandemic adversely affects the Company's business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties which the Company faces. While the Company expects to derive revenue from its newly entered into distributorship agreement discussed below, the Company cannot at this time estimate the impact that sales under the agreement will have on its revenue.

Liquidity and Capital Resources

As of September 30, 2020 and December 31, 2019, we had an aggregate of $13,047,565 and $1,625,671, respectively, of cash and cash equivalents and short-term investments.

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

In December 2019, we completed the public offering where we issued 857,500 shares of common stock at a public offering price of $3.00 per share resulting in net proceeds of approximately $2,117,948 after deducting underwriting discounts and commissions and other expenses. We incurred a total of $454,552 in issuance costs in connection with the public offering. In our November 2019 debt financing, we received a cash payment in the aggregate amount of $375,000 pursuant to a Securities Purchase Agreement that we entered into with RedDiamond Partners LLC (the “Lender”), and we issued to the Lender a Debenture (the "Debenture") in the aggregate principal amount of $480,770 (representing an original issue discount of 22%), which Debenture was secured by a security interest in all of our existing and future assets, subject to existing security interests and exceptions. We received net proceeds of approximately $326,250 after deducting certain fees due to the placement agent and certain transaction expenses. The Debenture was repaid in full out of the proceeds of our December 2019 public offering.

On February 4, 2020, we entered into a Securities Purchase Agreement with an accredited investor, pursuant to which we issued to the investor a secured note in the aggregate principal amount of $200,000 (the “Note”). The Note bears interest at a rate of nine percent (9%) per annum, is due on July 31, 2023, and is secured under a Pledge Agreement, dated February 4, 2020, entered into with the investor (the “Pledge Agreement”) by a security interest in the royalty payable to us under that certain Exclusive License Agreement, dated October 3, 2019, with CPF GP 2019-1 LLC. We have the right to prepay the Note, in whole or in part, at any time and from time to time, without premium or penalty. During the three months ending September 30, 2020, the Note to investor of $200,000 and unpaid accrued interest of $86,263 was converted into 73,665 shares of common stock.

In April 2020, we completed a public offering where we pursuant to which we 440,000 shares of common stock at a public offering price of $4.25 per share which resulted in net proceeds of approximately $1,522,339 after deducting underwriting discounts and commissions and other expenses related to the offering. We incurred a total of approximately $347,661 in issuance costs in connection with the offering and issued no warrants to purchase shares of common stock to the underwriter.

In May 2020, we sold 6,000,000 shares of our common stock at a public offering price of $2.50 per share and on May 15, 2020,  pursuant to the terms of the Underwriting Agreement dated May 6, 2020 by and among us and ThinkEquity, a division of Fordham Financial Management, Inc., as representatives of several underwriters named therein ("ThinkEquity"), ThinkEquity was granted an over-allotment option to purchase up to an additional 900,000 shares of our common stock, in connection with the previously announced public offering. On May 15, 2020, ThinkEquity exercised in full such option with respect to all 900,000 shares of our common stock. After giving effect to the full exercise of the over-allotment option, the total number of shares of common stock sold by us in the public offering was 6,900,000 shares of common stock and total net proceeds to us, after deducting underwriting discounts and commissions and other offering expenses payable by us, were approximately $15,596,141. We incurred a total of approximately $1,653,859 in issuance costs in connection with the offering and issued warrants to purchase 300,000 shares of common stock to the underwriter.

Liquidity and Capital Resources (continued)

We anticipate that we will continue to generate losses from operations for the foreseeable future. At September 30, 2020 and December 31, 2019 we had a cash balance and short-term investment of $13,047,565 and $1,625,671, respectively. As of September 30, 2020, our stockholders’ equity was $19,092,780, compared to $4,360,149 as of December 31, 2019. Our net loss for the nine months ended September 30, 2020 was $3,063,673 and net cash used in operating activities was $4,453,862. We anticipate our cash balance is sufficient to last at least twelve months from November 19, 2020.

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

Cash Flow Summary

	Nine Months Ended September 30,

	2020	2019
Net cash provided by (used in):
Operating activities	$(4,453,862)	$(2,500,387)
Investing activities	(1,442,602)	(2,070)
Financing activities	17,318,358	1,136,015
Net increase (decrease) in cash and cash equivalents	$11,421,894	$(1,366,442)

Operating activities used net cash of $4,453,862 during the nine months ended September 30, 2020, and $2,500,387 during the nine months ended September 30, 2019. Generally, our net operating cash flows fluctuate primarily based on changes in our profitability and working capital. Cash used in operating activities increased by approximately $1,953,475 primarily due to an decrease in working capital of approximately $1,671,797, an increase of approximately $23,185 in interest income, a decrease of approximately $10,457 in stock-based compensation, an increase of approximately $30,588 in amortization expense, an increase in the overall net loss of approximately $275,760, a decrease in loss on asset disposals of approximately $51,027 and a decrease of approximately $54,000 in bad debt benefits in the nine months ended September 30, 2020 compared to nine months ended September 30, 2019.

Investing activities used net cash of $1,442,602 during the nine months ended September 30, 2020, and $2,070 net cash the nine months ended September 30, 2019. Cash used in investing activities increase from the corresponding period of the prior year primarily due to an advance in note receivable of approximately $650,000, purchase of Echo DCL, LLC assets of approximately $743,168, and the purchase of property, plant and equipment of approximately, $49,434.

Financing activities provided net cash of $17,318,358 during the nine months ended September 30, 2020, and $1,136,015 net cash during the nine months ended September 30, 2019.  Cash provided by financing activities increased by $16,182,343 primarily due to an increase in proceeds from public stock offerings, and to a lesser extent, an increase in proceeds from long-term note payable.

We provide services to our customers in three separate phases: the design phase, the architectural and engineering phase and the construction phase. Each phase is independent of the other, but builds through a progression of concept through delivery of a completed structure. These phases may be embodied in a single contract or in separate contracts, which is typical of a design build process model. As of September 30, 2020, we had 17 projects totaling $24,865,499 under contract, which, if they all proceed to construction, will result in our constructing approximately 210,550 square feet of container and modular space. Of these contracts, all seventeen projects combine all three phases or parts thereof and including construction. We expect that all of this revenue will be realized by September 30, 2022.

Backlog may fluctuate significantly due to the timing of orders or awards for large projects and is not necessarily indicative of future backlog levels or the rate at which backlog will be recognized as revenue. The increase in backlog of approximately $8,660,000 from December 31, 2019 is primarily attributable to two new contracts we entered into during the third quarter of 2020 for approximately $4,000,000 and $2,950,000 and offset by work in progress or completed contracts during the first nine months of 2020 for approximately $1,400,000.

There can be no assurance that our customers will decide to and/or be able to proceed with these construction projects, or that we will ultimately recognize revenue from these projects in a timely manner or at all.

Off-Balance Sheet Arrangements

As of September 30, 2020 and December 31, 2019, we had no material off-balance sheet arrangements to which we are a party.

In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector. These agreements are typically with consultants and certain vendors. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of September 30, 2020.

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

Our significant accounting policies are discussed in “Note 3— Summary of Significant Accounting Policies” of the notes to our condensed consolidated financial statements included elsewhere in this report. We believe that the following accounting policies are the most critical in fully understanding and evaluating our reported financial results.

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

Critical Accounting Policies (continued)

Goodwill – Goodwill represents the excess of reorganization value over the fair value of identified net assets upon emergence from bankruptcy. In accordance with the accounting guidance on goodwill, we perform our impairment test of goodwill at the reporting unit level each fiscal year, or more frequently if events or circumstances change that would more likely than not reduce the fair value of its reporting unit below its carrying value. Our evaluation of goodwill completed during the year ended December 31, 2019, resulted in an impairment loss of $2,938,653. There was no impairment during the nine months ended September 30, 2020.

Intangible assets – Intangible assets consist of $2,766,000 of proprietary knowledge and technology which is being amortized over 20 years, $18,848 of customer contracts which is being amortized over 1 year, $105,762 of trademarks which is being amortized over 5 years, $7,928 of non-compete agreement which is being amortized over 5 years and $5,300 of website fees which is being amortized over 5 years. Our evaluation of intangible assets for impairment during the year ended December 31, 2019, and determined that there were no impairment losses. There was no impairment during the nine months ended September 30, 2020.

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

The following is a reconciliation of EBITDA and Adjusted EBITDA to the nearest GAAP measure, net loss:

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Net loss	$(1,478,273)	$(1,325,469)	$(3,063,673)	$(2,787,913)
Addback interest expense	2,614	—	8,877	—
Addback interest income	(27,401)	—	(38,497)	—
Addback depreciation and amortization	47,488	38,677	142,290	117,540
EBITDA (non-GAAP)	(1,455,572)	(1,286,792)	(2,951,003)	(2,670,373)
Addback loss on asset disposal	1,012	52,039	1,012	52,039
Addback litigation expense	127,205	—	395,045	—
Addback stock compensation expense	303,169	142,777	471,683	482,139
Adjusted EBITDA (non-GAAP)	$(1,024,186)	$(1,091,976)	$(2,083,263)	$(2,136,195)

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

Changes in Internal Control over Financial Reporting

We have a limited number of employees with accounting and reporting responsibilities and we experienced changes in other accounting personnel with roles in our accounting and financial reporting processes that included allocation of work to outside vendors. Other than such personnel changes, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) of the Exchange Act) occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.     Legal Proceedings

The information included in "Note 17 - Commitments and Contingencies" of the Company's condensed consolidated financial statements included elsewhere in this Form 10-Q is incorporated by reference into this Item.

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

As of September 30, 2020 and December 31, 2019, we had cash and cash equivalents and a short-term investment, collectively, of $13,047,565 and $1,625,671, respectively. However, during the nine months ended September 30, 2020 and year ended December 31, 2019, we reported a net loss of $3,063,673 and $6,920,540 respectively, and used $4,453,862 and $2,815,621 of cash for operations, respectively. Despite raising capital in the April 2020 Offering resulting in aggregate net proceeds of approximately $1,522,339 and May 2020 Offering resulting in the aggregate net proceeds of approximately $15,596,141, after deducting underwriting discounts and commissions and other expenses related to the offering, if we are not successful with our efforts to increase revenue, we could experience a shortfall in cash over the next twelve months. If there is a shortfall, we may be forced to reduce operating expenses, among other steps, all of which would have a material adverse effect on our operations going forward.

We may also seek to obtain debt or additional equity financing to meet any cash shortfalls. The type, timing and terms of any financing we may select will depend on, among other things, our cash needs, the availability of other financing sources and prevailing conditions in the financial markets. However, there can be no assurance that we will be able to secure additional funds if needed and that, if such funds are available, the terms or conditions would be acceptable to us. If we are unable to secure additional financing, further reduction in operating expenses might need to be substantial in order for us to ensure enough liquidity to sustain our operations. Any equity financing would be dilutive to our stockholders. If we incur debt, we will likely be subject to restrictive covenants that significantly limit our operating flexibility and require us to encumber our assets. If we fail to raise sufficient funds and continue to incur losses, our ability to fund our operations, take advantage of strategic opportunities, or otherwise respond to competitive pressures will be significantly limited. Any of the above limitations could force us to significantly curtail or cease our operations, and you could lose all of your investment in our common stock. These circumstances and continued cash losses may risk our status as a going concern. Our consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

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

There can be no assurance that our Distributorship Agreement with Osang will generate revenue or that we will derive substantial revenue from our collaboration with Clarity Labs or our selection as a COVID-19 test provider at LAX.

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

On November 16, 2020, we announced that the State of Hawaii had selected Clarity Labs and Clarity Mobile Venture to provide  COVID-19 testing and clinical laboratory at Los Angeles International Airport (“LAX”) for testing of passengers travelling between Los Angeles and Hawaii.  In order to provide such testing, we will be required to build certain facilities, which will require time and capital.  There can be no assurance that the collaboration with Clarity Labs or the selection as a COVID-19 test provider  at LAX will provide substantial revenue.

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

In December 2019, a novel strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, China. Since then, the COVID-19 coronavirus has spread to multiple countries, including the United States. The impact of the COVID-19 coronavirus outbreak, or similar global health concerns, has and could continue to negatively impact our ability to source certain products, impact product pricing, impact our customers’ ability or that of our licensee to obtain financing or have a negative impact on our business.

In March 2020, the World Health Organization declared COVID-19 a global pandemic. As of November 12, 2020, the United States had the world’s most reported COVID-19 cases, and all 50 states and the District of Columbia have reported cases of infected individuals. Several states and countries, including New York, where we are headquartered, have declared states of emergency. This contagious disease outbreak, which has continued to spread, and the related adverse public health developments, have adversely affected work forces, economies and financial markets globally. Our use of third-party suppliers for production and shipping of certain products could be negatively impacted by the regional or global outbreak of illnesses, including the COVID-19 coronavirus outbreak. To date, we have experienced some delays in projects due to COVID-19. Any quarantines, the timing and length of containment and eradication solutions, travel restrictions, absenteeism by infected workers, labor shortages or other disruptions to our suppliers and their contract manufacturers or our customers or our licensee, CPF, would likely adversely impact our sales and operating results and result in further project delays. In addition, the pandemic could result in an economic downturn that could affect the ability of our customers and licensees to obtain financing and therefore impact demand for our products. Order lead times could be extended or delayed and pricing could increase.  Some products or services may become unavailable if the regional or global spread were significant enough to prevent alternative sourcing. Accordingly, we are considering alternative product sourcing in the event that product supply becomes problematic. We expect this global pandemic to have an impact on our revenue and our results of operations, the size and duration of which we are currently unable to predict.

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

The global outbreak of the COVID-19 coronavirus continues to rapidly evolve. The extent to which the COVID-19 coronavirus may impact our business and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

The issuance of shares of our common stock upon the exercise of outstanding options, warrants and restricted stock units may dilute the percentage ownership of the then-existing stockholders and may make it more difficult to raise additional equity capital.

As of November 14, 2020, there are outstanding options and warrants to purchase 52,337 and 353,190 shares of common stock, respectively, in addition to 512,343 vested and unvested restricted stock units. The exercise of such options and warrants and the vesting of restricted stock units would dilute the then-existing stockholders’ percentage ownership of our stock, and any sales in the public market of common stock underlying such securities could adversely affect prevailing market prices for the common stock. Moreover, the terms upon which we would be able to obtain additional equity capital could be adversely affected because the holders of our options and warrants can be expected to exercise them at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable to us than those provided by such securities.

The loss of one or a few customers could have a material adverse effect on us.

A few customers have in the past, and may in the future, account for a significant portion of our revenues in any one year or over a period of several consecutive years. For example, for the nine months ended September 30, 2020, approximately 53% of our revenue was generated from three customers and for the year ended December 31, 2019, approximately 78% of our revenue was generated from two customers. Although we have contractual relationships with many of our significant customers, our customers may unilaterally reduce or discontinue their contracts with us at any time. The loss of business from a significant customer could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We rely on certain vendors to supply us with materials and products that, if we were unable to obtain, could adversely affect our business.

We have relationships with key materials vendors, and we rely on suppliers for our purchases of products from them.  Any inability to obtain materials or services in the volumes required and at competitive prices from our major trading partners, the loss of any major trading partner or the discontinuation of vendor financing (if any) may seriously harm our business because we may not be able to meet the demands of our customers on a timely basis in sufficient quantities or at all.  Other factors, including reduced access to credit by our vendors resulting from economic conditions, may impair our vendors’ ability to provide products in a timely manner or at competitive prices.  We also rely on other vendors for critical services such as transportation, supply chain and professional services.  Any negative impacts to our business or liquidity could adversely impact our ability to establish or maintain these relationships. For the nine months ended September 30, 2020 and year ended December 31, 2019, 67% and 74%, respectively of our cost of revenue related to four and three vendors.

Our clients may adjust, cancel or suspend the contracts in our backlog; as such, our backlog is not necessarily indicative of our future revenues or earnings. In addition, even if fully performed, our backlog is not a good indicator of our future gross margins.

Backlog represents the total dollar amount of revenues we expect to record in the future as a result of performing work under contracts we have been awarded. We include in backlog only those contracts for which we have reasonable assurance that the customer can obtain the permits for construction and can fund the construction. As of September 30, 2020, our backlog totaled approximately $24.86 million and as of December 31, 2019, our backlog totaled approximately $17.6 million. The increase in backlog at September 30, 2020 from December 31, 2019 is primarily attributable to two new contracts executed during the third quarter of 2020 for approximately $4.0 million and $2.95 million offset by work in progress or completed contracts during the first nine months of 2020 for approximately $1.4 million. We cannot provide assurance that our backlog will be realized as revenues in the amounts reported or, if realized, will result in profits. In accordance with industry practice, substantially all of our contracts are subject to cancellation, termination or suspension at our customer’s discretion. In the event of a project cancellation, we generally would not have a contractual right to the total revenue reflected in our backlog. Projects can remain in backlog for extended periods of time because of the nature of the project and the timing of the particular services required by the project. In addition, the risk of contracts in backlog being cancelled or suspended generally increases during periods of widespread economic slowdowns or in response to changes in commodity prices.

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

ITEM 3.     Defaults Upon Senior Securities

None.

ITEM 4.     Mine Safety Disclosures

Not applicable.

ITEM 5.     Other Information

On October 12, 2020, we and Osang, the manufacturer and supplier of the GeneFinderTM COVID-19 Plus RealAmp KitTM that we distribute, entered into a Managed Supply Agreement (the “Supply Agreement”) which memorialized of our obligations and Osang's obligations as it relates to the consignment (the “Consignment”) to us of two (2) million units of Osang's flagship Genefinder Plus RealAmp Covid-19 PCR Test (the “Product”) from Osang for the cold-chain storage and distribution of Product in the United States of America and Canada by us on behalf of ourself, as well as for Osang to other distributors in Territory as well as for direct sales by Osang worldwide where permissible for a period of 180 days thereafter. The Supply Agreement included confirmation by Osang  that we have no payment obligation for the Consignment until we sell the Product and any unsold product remains the responsibility of Osang except that we are responsible for the sold-storage fees and  Osang’s agreement to use best efforts that all sales of Products will be drawn from the Consignment with priority.

On November 12, 2020, our joint venture partnership in Clarity Mobile Venture entered into a contract with the City of Los Angeles for the operations of a COVID-19 PCR Test Laboratory at Los Angeles International Airport to provide a full-service modular COVID-19 laboratory and testing facility onsite at Los Angeles International Airport.  The facility will be located across from Terminal 6 and is expected to open in December 2020. The facility will administer PCR tests with results available within 3 hours for passengers and airline crew, and no later than 24 hours for LAWA airport employees. Additionally, other rapid coronavirus tests including antigen tests will be provided. Clarity Mobile Venture will be the primary operator of the facility and will deploy the GeneFinder™ test for COVID-19, produced by OSANG Healthcare Co., Ltd.

On November 19, 2020, we and Memorial Hospital, of Michigan (“Memorial), entered into a Professional Services and Capital Support Contract (“PSCSC”) with Wayne County, Michigan to appoint Memorial the primary contractor for the construction of portable on-site laboratory facilities for COVID-19 testing. The PSCCS engages the Company as a sub-contractor to render services and support to Memorial in connection with the fulfillment of statements of work submitted from Wayne County to Memorial. The program deploys the D-Tec Product Series, including D-Tec 1 and D-Tec 5 facilities, designed by Grimshaw Architects and developed by SG Blocks, to deliver highly accurate PCR testing and on-site CLIA lab services directly into high risk and underserved areas.  The D-Tec 1 units are expected to be deployed throughout Wayne County and will provide sample extraction and lab services.  The D-Tec 5 will serve as the main CLIA lab and have the capacity to process 7,000 tests per day in a single eight-hour shift. The facilities will be used to test residents for COVID-19 using the OSANG GeneFinder™ test, which is able to deliver medical grade results in approximately 3 hours. Clarity Mobile Venture will be the primary operator of the facility.

Table of Contents

ITEM 6.      Exhibits

EXHIBIT INDEX
Exhibit Number	Description
10.1	Asset Purchase Agreement by and between SG Echo, LLC and Echo DCL, LLC, dated September 17, 2020. (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on September 22, 2020 (File No. 001-38037)
31.1*	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS+	XBRL Instance Document - the instance document does not appear in the Interactive Data File as the XBRL tags are embedded within the Inline XBRL document.
101.SCH+	XBRL Taxonomy Extension Schema Document.
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB+	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Filed herewith.

*	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SG BLOCKS, INC.
(Registrant)

Date: November 19, 2020	By:	/s/ Paul M. Galvin
Paul M. Galvin Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

	By:	/s/ Gerald A. Sheeran
Gerald A. Sheeran Acting Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)