Form 10-K
period 2020-12-31
SG BLOCKS, INC.
filed 2021-04-15
CIK 1023994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No  ☒

The aggregate market value of the common stock held by non-affiliates of SG Blocks, Inc. based on the closing price of the shares of common stock on the Nasdaq Capital Market on June 30, 2020 was approximately $22,951,825.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☒     No  ☐

As of April 9, 2021, the issuer had a total of 8,821,289 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement on Schedule 14A for its 2021 annual meeting of stockholders (the "2021 Proxy Statement") are incorporated by reference in Part III of this report.

SG BLOCKS, INC.

FORM 10-K

PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” that involve risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the “Securities Act”, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “strategy,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” included under Part I, Item 1A below. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate.  In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the objectives and plans of ours will be achieved.  Investors are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date on which such statements are made.  Any forward-looking statements made by us or on our behalf speak only as of the date they are made, and we do not undertake to update any forward-looking statement that may be made from time to time on our behalf.

As used in this Annual Report, unless the context requires otherwise, references to “SGB”, “the Company”, “we”, “us”, and “our” refer to SG Blocks, Inc. and its subsidiaries, as the context requires.

“SG BlocksTM”, GreenSteel™ and the SG logo are our trademarks. All other trademarks and service marks appearing in this prospectus are the property of their respective owners.

Unless otherwise stated all shares and per share amounts for all periods presented in this Annual Report have been adjusted to reflect the 1-for-20 reverse stock split we effected on February 5, 2020

Summary Risk Factors

Our business and our ability to execute our business strategy are subject to a number of risks of which you should be aware of before you decide to invest in our Company. The following is a summary of the more significant risks relating to the Company. A more detailed description of our risk factors can be found below in Item 1A. Risk Factors.

Risks related to our Financial Position and Capital Requirements

•    We may be unable to raise needed capital, on reasonable terms or at all, should our revenue remain flat or decrease.

•    The issuance of shares of our common stock upon the exercise of outstanding options, warrants and restricted stock units may dilute the percentage ownership of the then-existing stockholders and may make it more difficult to raise additional equity capital.

•    We have incurred net losses in prior periods and there can be no assurance that we will generate income in the future, or that we will be able to successfully achieve or maintain our growth strategy.

•    An impairment of goodwill could have a material adverse effect on our financial condition and results of operations.

Risks Related to our Company

•    Our residential construction business model using our GreenSteel technology depends upon the support of an independent third-party licensee.

•    Our residential construction business is difficult to evaluate because we are currently focused on a new business model and have very limited operating history and limited information.

•    The impact of the COVID-19 coronavirus outbreak, or similar global health concerns, could negatively impact our ability to source certain products, impact product pricing, impact our customers’ ability or that of our licensee to obtain financing or have a negative impact on our business.

•    We may be unable to successfully integrate the Echo business with its current management and structure and the acquisition of Echo DCL, LLC may not result in the benefits anticipated.

•    We are dependent on the services of key personnel, a few customers and vendors, the unexpected loss of any of which may adversely affect our operations.

•    We currently are, and may in the future be, subject to legal proceedings or investigations.

•    We have identified weaknesses in our internal controls, and we cannot provide assurances that these weaknesses will be effectively remediated or that additional material weaknesses will not occur in the future.

Risks Related to our Business and Industry

•    We and CPF, third party licensee, are dependent on the availability and skill of subcontractors, their willingness to work with us, and their selection of, and ability to obtain, suitable and quality building materials.

•    We depend on third parties for transportation services, and limited availability or increases in costs of transportation could adversely affect our business and operations.

•    We may have difficulty protecting our proprietary manufacturing processes.

•    Expansion of our operations may strain resources, and our failure to manage growth effectively could adversely impact our operating results and harm our ability to attract and retain key personnel.

•    Our clients may adjust, cancel or suspend the contracts in our backlog.

•    Our liability for estimated warranties may be inadequate.

•    We can be adversely affected by failures of persons who act on our behalf to comply with applicable regulations and guidelines.

•    The cyclical and seasonal nature of the construction industry causes our revenues and operating results to fluctuate, and we expect this cyclicality and seasonality to continue in the future.

•    Our business depends on the construction industry and general business, financial market and economic conditions.

•    Our business relies on private investment and a slower than expected economy may adversely affect our results.

•    A material disruption at one of our suppliers’ facilities could prevent us from meeting customer demand, reduce our sales and negatively affect our overall financial results.

•    Environmental, health and safety laws and regulations and any changes to, or liabilities arising under, such laws and regulations could have a material adverse effect on our financial condition, results of operations and liquidity.

•    Our business may be subject to economic and political risks of operating and obtaining supplies from foreign countries, including adverse impact of changes in international trade and tariff policies.

•    Cybersecurity risks related to the technology used in our operations and other business processes, as well as security breaches of company, customer, employee and vendor information, could adversely affect our business.

Risks Related to the Construction Sector

•    We and CPF, third party licensee, may be dependent upon third-party financing, and our financial condition and results of operations could be negatively affected if additional third-party financing for our customers does not become available.

•    The construction industry is highly competitive, and such competition may increase the adverse effects of industry conditions, including the consolidation of the industry.

•    There can be no assurance that Modules or modular construction techniques that utilize our technology and expertise will achieve market acceptance and grow; thus, the future of our business and the modular construction industry as a whole is uncertain.

•    Government regulations and legal challenges may delay the start or completion of our projects, increase our expenses or limit our building activities, which could have a negative impact on our operations.

•    The dangers inherent in our operations, such as disruptions to our facilities and project sites, and the limits on insurance coverage could expose us to potentially significant liability costs and materially interfere with the performance of our operations.

Risks Related to the Clarity Mobile Venture Sector

•    There can be no assurance that the velocity of COVID-19 tests being conducted by Clarity Mobile Venture will continue at current rates or be effective for new variants of the COVID-19 virus.

•    We may be adversely affected by the actions of our competitors, many of whom have substantially greater financial, technical and other resources than we have.

•    We rely on third-party vendors to supply Clarity Mobile Venture with COVID-19 tests that, if we were unable to obtain, could adversely affect our business.

Risks Related to our Common Stock

•    Our failure to meet the continued listing requirements of the Nasdaq Capital Market could result in a delisting of our common stock.

•    Our stock price has been subject to fluctuations in the past, has recently been volatile, and will likely continue to be subject to fluctuations and decline, due to factors beyond our control, and investors in our common stock may lose all or part of their investment in our company.

•    Sales of a substantial number of shares of our common stock in the public market, or the perception that they might occur, could cause the price of our common stock to decline.

•    The issuance of shares of our common stock upon the exercise of outstanding options, warrants and restricted stock units may dilute the percentage ownership of the then-existing stockholders and may make it more difficult to raise additional equity capital.

•    Certain provisions of Delaware law could discourage, delay or prevent a merger or acquisition at a premium price.

•    As a “smaller reporting company,” we have availed ourselves of reduced disclosure requirements, which may make our common stock less attractive to investors.

ITEM 1. BUSINESS.

History and Company Overview

We are a provider of  modular facilities (“Modules”). Prior to the COVID-19 pandemic, the Modules we supplied were primarily for multi-family housing, military and restaurant use and were manufactured by third party suppliers using our proprietary technology and design and engineering expertise, which modifies code-engineered cargo shipping containers and purpose-built modules for use for safe and sustainable commercial, industrial and residential building. With our acquisition in September 2020 of Echo DCL, LLC (“Echo”), one of our key supply chain providers, we now have more control over the manufacturing process and have increased our product offerings to add containers made out of wood.  In March 2020, in response to the COVID-19 pandemic we began increasing our focus on providing our Modules as health care facilities for deployable medical response solutions. Our partnership with Clarity Lab Solutions, LLC (“Clarity Labs”) in Miami, Florida, a CLIA-certified laboratory, has allowed us to provide laboratory testing at our Modules. In addition, to providing our Modules as emergency healthcare facilities for rapidly deployable medical response solutions and our conducting testing services at such facilities, we also distribute and sell”) GeneFinder™ COVID-19 Plus RealAmp Kit™ PCR tests pursuant to a non-exclusive distributorship agreement that we entered into with Osang Healthcare Co Ltd (“Osang”) a Republic of Korea company in April 2020.

Prior to October 2019, our business model was solely a project-based construction model pursuant to which we were responsible for the design and construction of finished products that incorporated our technology primarily to customers in the multi-family housing, restaurant, military and education industries throughout the United States. In October 2019, we changed our business model for our residential building construction to a royalty fee model and entered into a five-year exclusive license with CPF GP 2019-1 LLC (“CPF”) under which CPF licensed on an exclusive basis our proprietary technology and intellectual property to develop and commercialize products in the United States (and its territories) for residential use, including, without limitation, single-family residences and multi-family residences, but excluding military housing. Prior to the COVID-19 pandemic, our core customer base was comprised of architects, landowners, builders and developers who use our Modules in commercial and residential structures. Our cargo modified Modules allow for the redesign, repurpose and conversion of heavy-gauge steel cargo shipping containers into SGBlocks™, which are safe green building blocks for commercial, industrial, and residential building construction, rather than consuming new steel and lumber. Our technology and expertise is also used to purpose-build modules, or prefabricated steel modular units customized for use in modular construction (“SGPBMs” and, together with SGBlocks™, “Modules”), primarily to augment or complement an SGBlocks™ structure.

 In March 2020, we began increasing our focus on providing our Modules as health care facilities for deployable medical response solutions. In May, we entered into a partnership with  Grimshaw and Osang for deployment of our  D-Tec suite of prefabricated health facilities for on-site immediate COVID-19 testing. In September 2020, we entered the U.S. test lab market by forming a joint venture with Clarity Labs , a manufacturer and market leader of rapid diagnostic tests, to launch CLIA-certified laboratories.  Our joint venture with Clarity has allowed us to not only supply our  D-Tec suite of prefabricated health facilities but also allows us to provide testing services at such facilities . We have supplied our building modular coronavirus testing centers and provide testing services for Los Angeles International Airport (LAX), Memorial in Wayne County, Michigan and have  been selected as a Trusted Testing Partner (TTP) for Hawaii’s COVID-19 travel testing program.

In September 2020, we acquired substantially all the assets of Echo, a Texas limited liability company, except for Echo's real estate holdings for which we obtained a right of first refusal. Echo is a container/modular manufacturer based in Durant, Oklahoma specializing in the design and construction of permanent modular and temporary modular buildings and was one of our key supply chain partners.  Echo catered to the military, education, administration facilities, healthcare, government, commercial and residential customers. This acquisition has allowed us to expand our reach for our Modules and offers us an opportunity to vertically integrate a large portion of our cost of goods sold, as well as increase margins, productivity and efficiency in the areas of design, estimating, manufacturing and delivery. On February 24, 2021, we announced the execution of our option to acquire Echo's real estate holdings.

License Agreement with CPF GP 2019-1 LLC

On October 3, 2019, we entered into an Exclusive License Agreement (the “License Agreement”) with CPF, which at the time was one of our customers, pursuant to which we granted CPF an exclusive license (the “License”) solely within the United States and its legal territories to commercialize our GreenSteel™ proprietary technology, intellectual property, any improvements thereto, and any related permits, in order to develop and commercialize products within the field of design and project management platforms for residential use, including, without limitation, single-family residences and multi-family residences, but excluding military housing. As a result of the License, with respect to residential construction using our GreenSteel technology (other than residential construction for the military) in the U.S., we are neither responsible for constructing the Modules that are based on our technology nor responsible for the related costs. Instead, that service is performed by CPF and its subcontractors and our revenue under the License is generated from the royalties we receive from CPF based on the gross revenue that CPF receives from sales of these products based upon our licensed technology. The License Agreement has an initial term of five (5) years, with automatic renewal provisions for subsequent five (5) year periods. The License Agreement provides for customary termination provisions, including the right by us to terminate if CPF fails to make the minimum royalty payments  described below. In addition to the exclusion for military housing, our Ridge Avenue Project (described below) was excluded from the License. Echo also produces pre-fabricated modular containers, for both residential and commercial use, using wood as the base material instead of steel containers, which activities are not subject to the License. See “Other Modular Products” below.

In consideration for the License, during the initial term, CPF agreed to pay us a royalty of (i) five percent (5%) on the first $20,000,000 of gross revenues derived from CPF’s commercialization of the License (net of customary discounts, sales taxes, delivery charges, and amounts for returns) (the “Gross Revenues”), (ii) four and one-half percent (4.5%) on the next $30,000,000 of Gross Revenues, and (iii) five percent (5%) on all Gross Revenues thereafter (collectively, the “Royalty”), subject to the following minimum royalty payments determined on a cumulative basis during the initial term: $500,000 in year 1, $750,000 in year 2, $1,500,000 in year 3, $2,000,000 in year 4, and $2,500,000 in year 5. During the year ended December 31, 2020, we did not receive any royalty payments under the License. If the License Agreement is extended beyond the initial term, then the parties have agreed to negotiate in good faith the royalty rate and the minimum royalty payments for the renewal term(s). In addition, to the extent CPF sublicenses any aspect of the License to a sublicensee, CPF will pay to us fifty percent (50%) of all payments received by CPF from such sublicensee. We may also provide CPF with professional services with respect to the License, and CPF will reimburse us for employees’ time, materials, and expenses incurred in providing such professional services. CPF also separately agreed to reimburse us for any third-party expenses incurred by us in developing our remaining and future residential projects.

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

On October 3, 2019, we entered into a Loan Agreement and Promissory Note (the “Loan Agreement”) with CPF GP, which was amended on October 15, 2019 and further amended on November 7, 2019 pursuant to which we agreed to loan CPF GP $750,000 at an annual interest rate of five percent (5%), with a maturity date of July 31, 2023. Under the Loan Agreement, as amended agreed to advance to CPF GP the first installment of the principal amount, equal to $500,000, no later than January 31, 2020 and the second installment of the principal amount, equal to $250,000, no later than April 15, 2020. As security for this loan, we received a security interest in all of CPF GP’s membership interests in the Licensee. If we failed to fund either principal installment, such failure would have  constituted a default under the Loan Agreement and a cross default under the License Agreement. On January 21, 2020, pursuant to the Loan Agreement, CPF GP issued to us a promissory note in the principal amount of $400,000 (the “Company Note”) and issued to Paul Galvin, our Chairman and CEO, a promissory note in the principal amount of $100,000 (the “Galvin Note”). The transaction closed on January 22, 2020, on which date we loaned CPF GP $400,000 and Mr. Galvin personally loaned CPF GP $100,000 on behalf of us. The Company Note and Galvin Note bear interest at five percent (5%) per annum, payable, together with the unpaid principal amount of the promissory notes, on the earlier of the July 31, 2023 maturity date or upon the liquidation, redemption sale or issuance of a dividend upon the LLC interests in CPF MF 2019-1 LLC, a Texas limited liability company of which CPF GP is the general partner; provided, that the terms of the Galvin Note provide that all interest payments due to Mr. Galvin under the Galvin Note shall be paid directly to, and for the benefit of, our Company.

Distribution Agreement with Osang

In April 2020, we expanded our product offerings and began focusing on medical projects. On April 30, 2020, we entered in a Distributorship Agreement (as amended, the "Distributorship Agreement") with Osang, effective as of April 28, 2020, for its GeneFinderTM COVID-19 Plus RealAmp KitTM , designed to detect SARS-CoV-2 (Severe Acute Respiratory Syndrome-Coronavirus 2), the virus that causes COVID-19, through gene-based reverse transcription reaction and real-time polymerase chain reaction (PCR) testing process.  On April 30, 2020, the Distributorship Agreement was amended to provide us with certain additional warranties from Osang. The Distributorship Agreement is Osang's standard form of distributorship agreement and provides us with the non-exclusive right to distribute Osang's GeneFinder COVID-19 Plus RealAmp Kit in the United States for a stated term of one (1) year. Pursuant to the terms of the Distributorship Agreement, we are required to make payment for 100% of any purchase order prior to shipment of the product from Osang, though we do not expect to make any cash outlays with respect to any product that we distribute and expect instead to require any third-party purchasers to make the necessary cash outlays as part of a purchase order entered into with us. The Distributorship Agreement does not guarantee us a specific quantity of kits to sell or a customer list, and may be terminated by either party at any time on thirty (30) days' notice. At the end of 2020, we began sales of the GeneFinder COVID-19 Plus RealAmp Kits. To date, the Distribution Agreement has not yielded the anticipated benefits or generated significant revenue.

On October 12, 2020, we and Osang, entered into a Managed Supply Agreement (the “Supply Agreement”) relating to the consignment (the “Consignment”) to us for 180 days of two (2) million units of Osang's flagship Genefinder Plus RealAmp Covid-19 PCR Test (the “Product”) from Osang for the cold-chain storage and distribution of Product in the United States of America and Canada by us on behalf of ourself, as well as for Osang to other distributors in Territory as well as for direct sales by Osang worldwide where permissible for a period of 180 days thereafter. The Supply Agreement provides  that we have no payment obligation to Osang for the Consignment until we sell the Product and that any unsold Product will remain the responsibility of Osang, except that we are responsible for the cold-storage fees. Notwithstanding Osang’s agreement to use its best efforts to sell the Products from the Consignment with priority, to date Osang has not drawn one unit of Product from the Consignment. On April 14, 2021, we filed suit against Osang for breach of contract and fraud seeking damages in the amount of $12 to $15 million in U.S. District Court in the Eastern District of New York (CV 21-1990). See Item 3. Legal Proceedings.

         Joint Development Agreement with Grimshaw

                On May 27, 2020, we entered into a Joint Development Agreement with Grimshaw Design, LLC ("Grimshaw"). Grimshaw is engaged in architecture, planning and industrial design. Our joint agreement is to develop a prototype and "proof of concept" for a scalable, customizable and rapidly deployable medical facility with laboratory systems, testing booths, spaces for in-patient and out-patient care and/or other medical care units, based upon Grimshaw's designs and utilizing our container-based or other modular structures, or pre-fabricated modular structures jointly developed by us and Grimshaw.

On July 6, 2020, we expanded our relationship with Grimshaw when we entered into another Joint Development Agreement with Grimshaw. Our joint agreement is to develop a prototype and "proof of concept" for a scalable, customizable and rapidly deployable educational facility with classrooms, spaces for teaching, workshops, dining, recreation, sports and/or other education-related purposes, based upon Grimshaw's designs and utilizing our container-cased or other modular structures, or pre-fabricated modular structures jointly developed by us and Grimshaw.

On November 19, 2020, we and Memorial Hospital, of Michigan (“Memorial), entered into a Professional Services and Capital Support Contract (“PSCSC”) with Wayne County, Michigan to appoint Memorial the primary contractor for the construction of portable on-site laboratory facilities for COVID-19 testing. The PSCCS engages the Company as a sub-contractor to render services and support to Memorial in connection with the fulfillment of statements of work submitted from Wayne County to Memorial. The program deploys the D-Tec Product Series, designed by Grimshaw and developed by SG Blocks, to deliver COVID-19 PCR testing and on-site CLIA lab services directly into high risk and underserved areas.  The D-Tec 1 Units  are expected to be deployed throughout Wayne County and will provide sample extraction. Clarity Mobile Venture will be the primary operator of the facility.

Joint Venture with Clarity Lab Solutions, LLC

On August 27, 2020, we entered into a joint venture agreement (the “Clarity Mobile Venture”) with Clarity Labs, a CLIA-certified laboratory based in Miami, Florida. Under the Clarity Mobile Venture, we, along with Clarity Labs have agreed to jointly market, sell, and distribute certain lab testing products and services (“Clarity Mobile Venture”). On November 12, 2020, Clarity Mobile Venture entered into a contract with the City of Los Angeles for the operations of a COVID-19 PCR Test Laboratory at Los Angeles International Airport ("LAX") to provide a full-service modular COVID-19 laboratory and testing facility onsite at Los Angeles International Airport.   This facility conducts PCR tests with results available within three hours for passengers and airline crew, and no later than 24 hours for LAX airport employees. Additionally, other rapid coronavirus tests including antigen tests are expected to become available. Clarity Mobile Venture is the primary operator. On November 16, 2020, we announced that the State of Hawaii had selected Clarity Labs and Clarity Mobile Venture to provide COVID-19 testing and clinical laboratory at LAX for testing of passengers travelling between Los Angeles and Hawaii.

Acquisition of Echo DCL, LLC

On September 17, 2020, we, through our wholly owned subsidiary SG Echo, entered into an Asset Purchase Agreement (“Asset Purchase Agreement”) with Echo DCL, LLC, a container/modular manufacturer that had been a key supplier of ours, to acquire substantially all the assets of Echo, except for Echo's real estate holdings, for which SG Echo has obtained a right of first refusal to acquire same. On September 23, 2020, we, SG Echo and Echo completed the transactions as contemplated by the Asset Purchase Agreement (the “Closing”).

Pursuant to the terms of the Asset Purchase Agreement, at the Closing we paid to Echo an aggregate of $1,059,600 in cash, subject to the escrow of certain of the purchase price funds, and SG Echo agreed to pay certain of Echo’s indebtedness, including the obligation to (i) satisfy a Guidance Line of Credit loan (“GLOC Loan”) in the principal amount of approximately $616,000 ($316,432 of which payoff proceeds was delivered by SG Echo to SG DCL at the closing), (ii) pay the debt service on certain of Echo’s indebtedness in the approximate principal amount of $1.7 million for 12 months following the closing, (iii) pay the monthly principal and interest due under the BTH Credit Line in the principal amount of $500,000 for 12 months following the closing and if Seller has not fully satisfied the outstanding principal and interest due under the BTH Credit Line and caused the BTH Lender to release and terminate any Encumbrances on the Purchase Assets arising out of the BTH Credit Line, Buyer may pay the outstanding principal and interest due, and (iv) pay earn out payments equal to the net income received from the acquired business during the 3-month period beginning on the first day of the first full month that is 3 months after the closing date, the 3-month period following the first earn out period and the 3-month period following the second earn out period, payable in 50% in cash and 50% in shares of our common stock to be valued a $2.50 per share; provided, that up to approximately $300,000 of any amounts paid in respect of the GLOC Loan, and any amounts paid in respect of the debt service on Echo’s indebtedness and line of credit with BTH Bank, as described in subparagraphs (i), (ii) or (iii) above, shall be offset against and reduce the earnout payments due to Echo DCL. In no event may the number of shares of common stock to be issued to Echo exceed 19.99% of our outstanding shares on the date of the execution of the Asset Purchase Agreement.

Recent Developments

Effective December 7, 2020, the Company appointed William B. Rogers to serve as the Company’s Chief Operations Officer. Pursuant to an offer letter signed by Mr. Rogers on November 11, 2020 (the “Offer Letter”), Mr. Rogers will receive an annual salary of $300,000 per year and an annual bonus of up to 50% of his salary at the discretion of management and the Board of Directors (the “Board”) of the Company. Mr. Rogers was issued an initial grant of 100,000 restricted stock units following a 90-day probationary period, pursuant to the SG Blocks, Inc., Stock Incentive Plan, as amended (the “Incentive Plan”) which will vest over a two-year period.

On February 17, 2021, we formed SGB Development Corp., a Delaware corporation (“SGB Dev Co”) with the express purpose of real property development utilizing our technologies. We expect SG Dev Co will be a co-developer and owner of real estate development projects that deliver apartments and homes for sale. The homes and apartments will be manufactured by SG Echo so that the project is fully integrated into the SGBX eco-system. Many of the projects will utilize the products designed and manufactured through SG Home to reduce design costs, which savings can be passed on to buyers.

SGB Dev Co has announced a 225-apartment unit project known as Lago Vista on Lake Travis in booming Austin, Texas.  The land closing is scheduled for Q2 2021, and the estimated manufacturing revenue from this project alone to SG Echo is approximately $30 million dollars over 36 months. Our profit share from sales is anticipated in the range of $5 to $7 million dollars over the period the units are sold.  Each project will have a third party real estate investor and day to day Manager so that we do not need to finance projects or be distracted from manufacturing excellence.

On February 24, 2021, we announced the execution of our option to acquire Echo’s real estate holdings in Durant, OK, consisting of a 19-acre site and all of its structures. We expect to close on the Echo site in the second quarter of 2021.

Products Produced with Our GreenSteel™ Modular Technology

The building products developed with our proprietary technology and design and engineering expertise are generally stronger, more durable, environmentally sensitive, and erected in less time than traditional construction methods. The use of the SG Blocks building structure typically provides between four to six points towards the Leadership in Energy and Environmental Design (“LEED”) certification levels, including reduced site disturbance, resource reuse, recycled content, innovation in design and use of local and regional materials. Due to the ability of SG  Blocks to satisfy such requirements, we believe the products produced utilizing our technology and expertise is a leader in environmentally sustainable construction.

There are three core product offerings that utilize our involves GreenSteel technology and engineering expertise. The first product offering involves GreenSteel Modules, which are the structural core and shell of an SG Blocks building. We procure the containers, engineer required openings with structural steel enforcements, paint the containers and then deliver them on-site, where the customer or a customer’s general contractor will complete the entire finish out and installation. The second product offering involves replicating the process to create the GreenSteel product and, in addition, installing selected materials, finishes and systems (including, but not limited to floors, windows, doors, interior painting, electrical wiring and fixtures, plumbing outlets and bathrooms, roofing system) and delivering SG Blocks pre-fabricated containers to the site for a third party licensed general contractor to complete the final finish out and installation. Finally, the third product offering is the completely fabricated and finished SG Blocks building (including but not limited to floors, windows, doors, interior painting, electrical wiring and fixtures, plumbing outlets and bathrooms, roofing systems), including erecting the final unit on site and completing any other final steps. The building is ready for occupancy and/or use as soon as installation is completed. Construction administration and/or project management services are typically included in our product offerings.

Other Modular Products

We also produce pre-fabricated modular containers, for both residential and commercial use, at Echo using wood as the base material instead of steel containers. We have found that many clients prefer a mix of wood and steel containers for their projects, wood for aesthetics and cost-savings, and steel for stability and durability.  Since our acquisition of Echo, approximately 65% of our Module sales have been for wood-based modules.

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

Target Markets

To date, the target markets for the products that utilize our technology and expertise have been the new construction market in the United States. The Modules that utilize our technology and expertise have a particular application in a number of segments, including:

●	Single-Family and Multi-Family Housing

●	Restaurants and Quick Service Restaurants

●	Military

●	Education/Student Housing

●	Health Care

●	Equipment Enclosures and Stacking Solutions

●	Office and Commercial

●	Commercial and residential customers

●	Athletic facilities and support structures

●	Administration Facilities

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

We believe we can distinguish ourselves from our competitors on the basis of our ESR, quality, cost and construction time savings when utilizing our technology and expertise. Our proprietary construction for our cargo based containers method is typically less expensive than traditional construction methods, particularly in urban locations and multi-story projects, and construction time is also generally reduced by using our construction method, reducing both construction and soft costs substantially. SGBlocks are designed to be hurricane-, tornado- and earthquake-resistant and able to withstand harsh climate conditions. The flexibility and the stack-ability of the Modules allows architects, developers and owners to design Modules to meet their specific needs. In addition, our management team has a breadth of knowledge in the modular building industry with a combined 130 years of experience. Our experience in a wide range of construction applications, including office, enclosures, residential, commercial, quick service restaurants, experiential and restaurant applications, gives us an advantage over our competition through the use of market-based prototypes.

With the acquisition of Echo, we have been able to vertically integrate our manufacturing process and reduce some of our cost of goods sold, productivity and efficiency.

Our Customers

We market our construction products to a broad customer base, comprised primarily of contractors, home builders, building owners and other resellers across the continental United States and we also market our services and technology to customers in Canada.   In addition, as stated above, we now also supply our Modules to the medical community. SG Blocks customers come from all walks in the economy and include government agencies, private developers, the U.S. Military, the Native American Community, the QSR operators, individuals and families requiring COVID-19 tests and a host of entrepreneurs looking to launch ideas and technology. At December 31, 2020 and 2019, 79% and 92%, respectively, of the Company’s gross accounts receivable were due from three and one customers. Revenue relating to three and two customers represented approximately 61% and 78% of the Company’s total revenue for the years ended December 31, 2020 and 2019, respectively.

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

Our principal offices are located at 17 State Street, 19th Floor, New York, NY, 10004. Our website address is www.sgblocks.com. The information contained in, and that can be accessed through our website, is not incorporated into and is not a part of this report. We make available on our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K as soon as reasonably practicable after those reports are filed with the U.S. Securities and Exchange Commission (the “SEC”). The following Corporate Governance documents are also posted on our website: Code of Business Conduct and Ethics and the Charters for the following Committees of the Board of Directors: Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee. Our phone number is (646) 240-4235. Our filings may also be read and copied at the SEC’s Public Reference Room at 100 F Street NE, Room 1580 Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that website is www.sec.gov.

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

On the Effective Date, pursuant to the terms of the Plan and SGB’s Amended and Restated Certificate of Incorporation, SGB filed with the Secretary of State of the State of Delaware a Certificate of Designations of Convertible Preferred Stock, designating 1,801,670 shares (as adjusted to effect a 1-for-3 reverse stock split) of preferred stock, par value $1.00, all of which were issued upon our emergence from bankruptcy. Prior to our public offering that we consummated in June 2017, all outstanding shares of our preferred stock, were converted into 90,084 shares of common stock. No preferred stock currently remains outstanding.

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

Recent Financing Developments

In April 2020, we completed a public offering of common stock (the "April Public Offering"). In connection with the April Public Offering, we sold 440,000 shares of common stock at a public offering price of $4.25 per share, resulting in aggregate net proceeds of approximately $1,522,339 after deducting underwriting discounts and commissions and other expenses related to the offering. We incurred a total of approximately $347,661 in issuance costs in connection with the offering and no warrants to purchase were issued to the underwriters.

In May 2020, we completed a public offering of common stock (the "May Public Offering"). In connection with the May Public Offering, we sold 6,000,000 shares of common stock at a public offering price of $2.50 per share. Pursuant to the terms of the related Underwriting Agreement dated May 6, 2020 by and among the Company and ThinkEquity, a division of Fordham Financial Management, Inc., as representatives of several underwriters named therein ("ThinkEquity"), ThinkEquity was granted an over-allotment option to purchase up to an additional 900,000 shares of the Company's common stock, par value $0.01 per share (the "Common Stock"), in connection with the previously announced public offering. On May 15, 2020, ThinkEquity exercised in full such option with respect to all 900,000 shares of the Company's Common Stock (the "Option Shares"). After giving effect to the full exercise of the over-allotment option, the total number of shares of Common Stock sold by us in the May Public Offering was 6,900,000 shares of Common Stock and total net proceeds to us, after deducting underwriting discounts and commissions and other offering expenses payable by us, were approximately $15,596,141. We incurred a total of approximately $1,653,859 in issuance costs in connection with the offering and issued warrants to purchase 300,000 shares of common stock to the underwriters.

Human Capital

Employees

We believe that our success depends upon our ability to attract, develop and retain key personnel. As of December 31, 2020, SGB directly employed thirteen full-time employees and engaged outside professional firms and subcontractors to deliver projects to customers, and SG Echo directly employed thirty-seven full-time employees.

Health and Safety

The health and safety of our employees is our highest priority, and this is consistent with our operating philosophy. Accordingly, with the global spread of the ongoing novel coronavirus pandemic, we have implemented plans designed to address and mitigate the impact of the COVID-19 pandemic on the safety of our employees and our business, which include:

•         Adding work from home flexibility;

•         Adjusting attendance policies to encourage those who are sick to stay home;

•         Increasing cleaning protocols across all locations;

•         Initiating regular communication regarding impacts of the COVID-19 pandemic, including health and safety protocols and procedures;

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

ITEM 1A. RISK FACTORS.

               Investing in our common stock involves a high degree of risk. You should consider carefully the following risks, together with all the other information in this Annual Report on Form 10-K, including the section titled “Forward-Looking Statements,” and Part II, Item 7.“Management’s Discussion and Analysis of Financial Condition and Results of Operation” and our consolidated financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K. The risks described below are not the only ones we face. Any of the following risks could materially and adversely affect our business. If any of the following risks actually materializes, our operating results, financial condition and liquidity could be materially adversely affected. As a result, the trading price of our common stock could decline and you could lose part or all of your investment. Our business, financial condition and results of operations could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material.

Risks Related to our Financial Position and Capital Requirements.

If we are not successful in our efforts to increase sales or raise capital, we could experience a shortfall in cash over the next twelve months, and our ability to obtain additional financing on acceptable terms, if at all, may be limited.

At December 31, 2020 and 2019, we had cash and cash equivalents and a short-term investment, collectively, of $13,010,356 and $1,625,671, respectively. However, during the fiscal years ended December 31, 2020 and 2019, we reported a net loss of $4,508,162 and $6,920,540, respectively, and used $2,887,950 and $2,815,621 of cash for operations, respectively. If we are not successful with our efforts to increase revenue, we could experience a shortfall in cash over the next twelve months. If there is a shortfall, we may be forced to reduce operating expenses, among other steps, all of which would have a material adverse effect on our operations going forward.

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

            As December 31, 2020, we had $1,309,330 of goodwill. We perform an impairment test of our goodwill annually during the fourth quarter of our fiscal year or when events occur or circumstances change that would more-likely-than-not indicate that goodwill might be impaired. Factors that may be considered a change in circumstances, indicating that the carrying value of our goodwill may not be recoverable, include a decline in stock price and market capitalization, reduced future cash flow estimates and slower growth rates in our industry. Our annual impairment tests resulted in no impairment of goodwill during fiscal 2020. The annual impairment test during fiscal 2019 resulted in $2,938,653 of impairment. Deterioration in estimated future cash flows in our reporting unit could result in further future goodwill impairment. Changes to our business strategy, changes in industry or market conditions, changes in operating performance or other indicators of impairment could cause us to record a significant impairment charge during the period in which the impairment is determined, negatively impacting our results of operations and financial position.

Risks Relating to the Company

Our residential construction business model using our GreenSteel technology depends upon the support of an independent third-party licensee.

We entered into an exclusive license agreement with CPF, pursuant to which we granted CPF an exclusive license solely within the United States and its legal territories to commercialize our GreenSteel technology, intellectual property, any improvements thereto, and any related permits, in order to develop and commercialize products within the field of design and project management platforms for residential use, including, without limitation, single-family residences and multi-family residences, but specifically excluding military housing. Under the terms of the License Agreement, CPF is to provide us with royalties based upon its sale of products that utilize the licensed technology. Inasmuch as CPF has an exclusive license in the United States, which is the only territory to date where we have been retained to construct products for use for residences, unless we were to either expand residential construction product sales to territories outside of the United States or enter into licensing arrangements similar to that with CPF for sales of products that utilize our technology outside of the United States for residential use or in the United States for business not cover by the License, such as military residences and commercial and industrial construction, we will be totally dependent upon CPF for our revenue for residential construction. CPF is an independent entity and we cannot control the amount or timing of resources that it devotes to such commercialization efforts. CPF may not assign as great a priority to such commercialization efforts or pursue them as diligently as we would if we were undertaking such commercialization ourselves. If CPF or any other licensee fails to devote sufficient time and resources to such commercialization efforts, or if its performance is substandard our ability to generate revenue may be adversely affected. CPF may also have relationships with other commercial entities, some of whom may compete with us. If CPF assists our competitors at our expense, our competitive position would be harmed. In addition, upon certain extraordinary events, CPF is entitled to terminate the license agreement in which case we would be forced to incur the costs to commercialize products for residential construction unless another licensee were found.

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

In addition, it is still too early to evaluate the impact of our recent acquisition of Echo.  Although we expect to control have better control of cost of goods and efficiency from this acquisition, it is too early to determine the full benefits, if any to be experienced as a result of the acquisition.

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

In March 2020, the World Health Organization declared COVID-19 a global pandemic. This contagious disease outbreak, which has continued to spread, and the related adverse public health developments, have adversely affected work forces, economies and financial markets globally. Our use of third-party suppliers for production and shipping of certain products could be negatively impacted by the regional or global outbreak of illnesses, including the COVID-19 coronavirus outbreak. In addition, any outbreak of COVID at our Echo facility could result in closures of the facility and negatively impact our ability to meet timelines. To date, we have experienced some delays in projects due to COVID-19. Any quarantines, the timing and length of containment and eradication solutions, travel restrictions, absenteeism by infected workers, labor shortages or other disruptions to our suppliers and their contract manufacturers or our customers or our licensee, CPF, would likely adversely impact our sales and operating results and result in further project delays. In addition, the pandemic could result in an economic downturn that could affect the ability of our customers and licensees to obtain financing and therefore impact demand for our products. Order lead times could be extended or delayed and pricing could increase.  Some products or services may become unavailable if the regional or global spread were significant enough to prevent alternative sourcing. Accordingly, we are considering alternative product sourcing in the event that product supply becomes problematic. We expect this global pandemic to have an impact on our revenue and our results of operations, the size and duration of which we are currently unable to predict.

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

We may be unable to successfully integrate the Echo business with its current management and structure and the acquisition of Echo may not result in the benefits anticipated.

           Our failure to successfully complete the integration of Echo could have an adverse effect on our prospects, business activities, cash flow, financial condition, results of operations and stock price. Integration challenges may include the following:

●	assimilating Echo’s technology and retaining personnel;

●	estimating the capital, personnel and equipment required for Echo based on the historical experience of management with the businesses they are familiar with;

●	minimizing potential adverse effects on existing business relationships; and

●	successfully developing the new products and services.

          We believe the acquisition of Echo will provide certain strategic benefits which would enable us to accelerate our business plan through an increased access to capital in the public equity markets. However, our employee number has experienced significant growth from the acquisition as has our expenses.  There can be no assurance that these anticipated benefits of the acquisition will materialize or that if they materialize will result in increased stockholder value or revenue stream to the combined company.

Our ability to meet our workforce needs is crucial to our results of operations and future sales and profitability.

           We rely on the existence of an available hourly workforce to manufacture our products. We cannot assure you that we will be able to attract and retain qualified employees to meet current or future manufacturing needs at a reasonable cost, or at all. For instance, the demand for skilled employees has increased recently with the low unemployment rates in Oklahoma where we have manufacturing facilities. Also, although none of our employees are currently covered by collective bargaining agreements, we cannot assure you that our employees will not elect to be represented by labor unions in the future. Additionally, competition for qualified employees could require us to pay higher wages to attract a sufficient number of employees. Significant increases in manufacturing workforce costs could materially adversely affect our business, financial condition or results of operations.

We have a fixed cost base that will affect our profitability if our sales decrease.

             The fixed cost levels of operating Echo can put pressure on profit margins when sales and production decline. Our profitability depends, in part, on our ability to spread fixed costs over a sufficiently large number of products sold and shipped, and if we make a decision to reduce our rate of production, gross or net margins could be negatively affected. Consequently, decreased demand or the need to reduce production can lower our ability to absorb fixed costs and materially impact our financial condition or results of operations.

A material disruption at one of our suppliers’ facilities or Echo’s facilities could prevent us from meeting customer demand, reduce our sales and negatively affect our overall financial results.

           Any of the following events could cease or limit operations unexpectedly: fires, floods, earthquakes, hurricanes, on-site or off-site environmental incidents or other catastrophes; global pandemic; utility and transportation infrastructure disruptions; labor difficulties; other operational problems; or war, acts of terrorism or other unexpected events. Any downtime or damage at our suppliers’ facilities or Echo’s facilities could prevent us from meeting customer demand for our products or require us to make more expensive purchases from a competing supplier. If our suppliers were to incur significant downtime, our ability to satisfy customer requirements could be impaired, resulting in customers seeking products from other distributors, as well as decreased customer satisfaction and lower sales and operating income.

A natural disaster, the effects of climate change, or other disruptions at our Echo facility could adversely affect our business, financial condition, and results of operations.

We rely on the continuous operation of our Echo facility in Durant, Oklahoma for the production of our Modules. Any natural disaster or other serious disruption to our facility due to fire, flood, earthquake, or any other unforeseen circumstance would adversely affect our business, financial condition, and results of operations. In addition, adverse weather conditions, such as increased frequency and/or severity of storms, or floods could impair our ability to operate by damaging our facilities and equipment or restricting product delivery to customers. The occurrence of any disruption at our manufacturing facility, even for a short period of time, may have an adverse effect on our productivity and profitability, during and after the period of the disruption. These disruptions may also cause personal injury and loss of life, severe damage to or destruction of property and equipment, and environmental damage. Although we maintain property, casualty, and business interruption insurance of the types and in the amounts that we believe are customary for the industry, we are not fully insured against all potential natural disasters or other disruptions to our manufacturing facility.

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

Our success depends highly upon the personal efforts and abilities of our senior management team, specifically the efforts of Paul M. Galvin, our Chief Executive Officer, Gerald Sheeran, our Acting Chief Financial Officer, Stevan Armstrong, our Chief Technology Officer, William Rogers, our Chief of Operations and Rockey Butler, our Vice President of Operations. The Company has entered into employment agreements with Messrs. Galvin and Armstrong. The employment agreements with Messrs. Galvin and Armstrong each provide for two-year terms, with automatic renewal after the end of such term. The loss of the services of one or more of these individuals could have a material adverse effect on our business. Our ability to achieve profitability and generate increased revenue will depend upon our ability to retain, and, if necessary, attract experienced management personnel.

The loss of one or a few customers could have a material adverse effect on us.

A few customers have in the past, and may in the future, account for a significant portion of our revenues in any one year or over a period of several consecutive years. For example, for the year ended December 31, 2020, approximately 61% of our revenue was generated from three customers. Although we have contractual relationships with many of our significant customers, our customers may unilaterally reduce or discontinue their contracts with us at any time. The loss of business from a significant customer could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We rely on certain vendors to supply us with materials and products that, if we were unable to obtain, could adversely affect our business.

We have relationships with key materials vendors, and we rely on suppliers for our purchases of products from them.  Any inability to obtain materials or services in the volumes required and at competitive prices from our major trading partners, the loss of any major trading partner or the discontinuation of vendor financing (if any) may seriously harm our business because we may not be able to meet the demands of our customers on a timely basis in sufficient quantities or at all.  Other factors, including reduced access to credit by our vendors resulting from economic conditions, may impair our vendors’ ability to provide products in a timely manner or at competitive prices.  We also rely on other vendors for critical services such as transportation, supply chain and professional services.  Any negative impacts to our business or liquidity could adversely impact our ability to establish or maintain these relationships. For the year ended December 31, 2020, there were no vendors which represented 10% or more of our cost of revenue. For the year ended December 31, 2019, 74% of our cost of revenue related to three vendors.

We currently are, and may in the future be, subject to legal proceedings or investigations, the resolution of which could negatively affect our profitability and cash flows in a particular period.

The nature of our operations exposes us to possible litigation claims, including disputes relating to our operations and commercial and contractual arrangements. Often the  litigation  matters are not totally within our control. We will contest these matters vigorously and will make insurance claims where appropriate, but because of the uncertain nature of litigation and coverage decisions, we cannot predict the outcome of these matters. The costs associated with litigation matters could have a material adverse effect on our financial condition and profitability. In addition, our profitability or cash flow in a particular period could be affected by an adverse ruling in any litigation currently pending in the courts or by litigation that may be filed against us in the future. We are also subject to government regulation, which could result in administrative proceedings in the future. For additional information, see “Item 3. Legal Proceedings.”

We have identified weaknesses in our internal controls, and we cannot provide assurances that these weaknesses will be effectively remediated or that additional material weaknesses will not occur in the future.

             We do not yet have effective disclosure controls and procedures, or internal controls over all aspects of our financial reporting. We are continuing to develop and refine our internal controls over financial reporting . Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. We will be required to expend time and resources to further improve our internal controls over financial reporting, including by expanding our staff. However, we cannot assure you that our internal control over financial reporting, as modified, will enable us to identify or avoid material weaknesses in the future.

             We have identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. The material weaknesses identified to date include (i)insufficient internal controls related to the timely closing of our accounting records, caused by insufficient accounting resources and a lack of formal review procedures and (ii) insufficient internal controls related to the application of technical accounting guidance to complex and/or new transactions. As such, our internal controls over financial reporting were not designed or operating effectively.

            We will be required to expend time and resources to further improve our internal controls over financial reporting, including by expanding our staff . However, we cannot assure you that our internal control over financial reporting, as modified, will enable us to identify or avoid material weaknesses in the future.

             Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business, including increased complexity resulting from our international expansion. Further, weaknesses in our disclosure controls or our internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting could also adversely affect the results of management reports and independent registered public accounting firm audits of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures, and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the market price of our common stock.

Risks Relating to our Business and Industry

We, in particular Echo, and CPF are dependent on the availability and skill of subcontractors, their willingness to work with us, and their selection of, and ability to obtain, suitable and quality building materials.

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

Backlog represents the total dollar amount of revenues we expect to record in the future as a result of performing work under contracts we have been awarded. Backlog may fluctuate significantly due to the timing of orders or awards for large projects and is not necessarily indicative of future backlog levels or the rate at which backlog will be recognized as revenue. We include in backlog only those contracts for which we have reasonable assurance that the customer can obtain the permits for construction and can fund the construction. As of December 31, 2019, our backlog totaled approximately $17.6 million and as of December 31, 2020, our backlog totaled approximately $25.1 million. The increase in backlog at December 31, 2020 from December 31, 2019 is primarily attributable to executing two contracts during the third quarter of 2020 in the amount of approximately $4 million and approximately $2.95 million and three contracts during the fourth quarter of 2020 in the amount of approximately $2.7 million, $0.80 million and $0.70 million. Our backlog is described more in detail in “Note 14—Construction Backlog” of the notes to our consolidated financial statements included elsewhere in this Annual Report. We cannot provide assurance that our backlog will be realized as revenues in the amounts reported or, if realized, will result in profits. In accordance with industry practice, substantially all of our contracts are subject to cancellation, termination or suspension at our customer’s discretion. In the event of a project cancellation, we generally would not have a contractual right to the total revenue reflected in our backlog. Projects can remain in backlog for extended periods of time because of the nature of the project and the timing of the particular services required by the project. In addition, the risk of contracts in backlog being cancelled or suspended generally increases during periods of widespread economic slowdowns or in response to changes in commodity prices.

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

A material disruption at one of our suppliers’ facilities or Echo's facilities could prevent us from meeting customer demand, reduce our sales and negatively affect our overall financial results.

Any of the following events could cease or limit operations unexpectedly: fires, floods, earthquakes, hurricanes, on-site or off-site environmental incidents or other catastrophes; global pandemic; utility and transportation infrastructure disruptions; labor difficulties; other operational problems; or war, acts of terrorism or other unexpected events. Any downtime or damage at our suppliers’ facilities or Echo's facilities could prevent us from meeting customer demand for our products or require us to make more expensive purchases from a competing supplier. If our suppliers were to incur significant downtime, our ability to satisfy customer requirements could be impaired, resulting in customers seeking products from other distributors, as well as decreased customer satisfaction and lower sales and operating income.

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

In order to achieve profitability, we will need to generate and sustain higher revenue while maintaining reasonable cost and expense levels. In our most recent quarter, we experienced a loss. We do not know if our revenue will grow, or if it will grow sufficiently to outpace our expenses, which we expect to increase as we expand our operational capacity. We may not be able to become profitable on a quarterly or an annual basis. Our quarterly revenue and operating results will be difficult to predict and have in the past fluctuated from quarter to quarter. The amount, timing and mix of project sales, often for a single medium or large-scale project, may cause large fluctuations in our revenue and other financial results. Further, our revenue mix of high margin materials sales versus lower margin projects can fluctuate dramatically quarter to quarter, which may adversely affect our revenue and financial results in any given period. Finally, our ability to meet project completion schedules for an individual project and the corresponding revenue impact under the percentage-of-completion method of recognizing revenue, may similarly cause large fluctuations in our revenue and other financial results. This may cause us to miss any future guidance announced by us.

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

At December 31, 2020, we had tax net operating loss carry forwards totaling approximately $16.6 million. The net operating loss expires beginning 2030 through 2037 for those losses generated in 2017 and prior years. Approximately $5.5 million of such net operating losses will carry forward indefinitely and be available to offset up to 80% of future taxable income each year. During 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was passed, which temporarily removes such 80% limitation for years 2020 and 2019. At December 31, 2020, we had a valuation allowance of $4.6 million, primarily related to net operating loss carry forwards that are not more likely than not to be utilized due to an inability to carry back these losses in most states and short carry forward periods that exist in certain states. If we are unable to use our net operating losses, we may be required to record charges or reduce our deferred tax assets, which could have an adverse effect on our results of operations.

Risks Relating to the Construction Sector

We and CPF are dependent upon third-party financing, and our financial condition and results of operations could be negatively affected if additional third-party financing for our customers does not become available

    Our business and earnings depend substantially on our ability and the ability of CPF to obtain financing for the development of their construction projects, which may be adversely impacted by the recent COVID-19 coronavirus outbreak. The availability and cost of such financing is further dependent on the number of financial institutions participating in the industry, the departure of financial institutions from the industry, the financial institutions’ lending practices, the strength of the domestic and international credit markets generally, governmental policies and other conditions, all of which are beyond our control. In light of the current economic climate, some of our projects and those of CPF may not be successful in obtaining additional funds in a timely manner, on favorable terms or at all. The availability of borrowed funds, especially for construction financing, has been greatly reduced, and lenders may require project developers to invest increased amounts of equity in a project in connection with both new loans and the extension of existing loans. Unfavorable changes in the availability and terms of financing in the industry will have a material adverse effect on certain privately financed projects.

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

Risks Relating to the Clarity Mobile Venture Sector

There can be no assurance that the velocity of COVID-19 tests being conducted by Clarity Mobile Venture will continue at current rates or be effective for new variants of the COVID-19 virus.

There can be no assurance that the demand for Clarity Mobile Venture’s COVID-19 testing and related laboratory services will continue to grow at the current pace. While we expect that the coronavirus will be a part of our lives for the foreseeable future, viruses constantly change through mutation, and new variants of the COVID-19 virus are expected to occur over time. Our business may be disrupted by the emergence and spread of new variants of the COVID-19 virus that may require different types of tests that may or may not be readily available to us at the time.  Currently, we are deploying several COVID-19 tests including the GeneFinder™ test for COVID-19 produced by Osang Healthcare Co., Ltd. and which is effective for the B.1.1.7 (UK) variant, B.1.351 (South Africa) variant and P.1 (Brazil) variant. No assurance can be given that the COVID-19 tests currently deployed by us it will be effective for any future variants.

We may be adversely affected by actions of our competitors.

The market for COVID-19 testing facilities is highly competitive. Many of our competitors have substantially greater financial, technical and other resources than we have. Our ability to compete effectively depends in part on market acceptance of our testing solutions and our ability to service customers in a timely manner. There can be no assurance that we will be able to compete effectively or that we will respond appropriately to industry trends or to activities of competitors.

We rely on third-party vendors to supply us with the COVID-19 tests that Clarity Mobile Venture uses that, if we were unable to obtain, could adversely affect our business.

Clarity Mobile Venture relies on third-party vendors to supply it with COVID-19 tests. Any inability to obtain COVID-19 tests in the volumes required and at competitive prices from our vendors, the loss of any major vendor may seriously harm our business because we may not be able to meet the demands of our customers on a timely basis in sufficient quantities or at all.

Risks Relating to our Common Stock

Our failure to meet the continued listing requirements of the Nasdaq Capital Market could result in a delisting of our common stock.

Our common stock is listed on the Nasdaq Capital Market (“Nasdaq” or the “Nasdaq Capital Market”), which imposes, among other requirements, a minimum bid requirement. On July 1, 2019, we received a letter from Nasdaq that, because the closing bid price for our common stock was below $1.00 for 30 consecutive business days, we no longer met the minimum bid price requirement for continued listing on Nasdaq. On February 21, 2020, we  received written notice from the Listing Qualifications department of the Nasdaq notifying us that we had regained compliance with the minimum bid price and stockholder’s equity rules. Although we have been able to regain compliance with the continued listing requirements of the Nasdaq Capital Market and are currently in compliance, there can be no assurance that we will be able to maintain compliance in the future.

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

              The trading price of our common stock has been and is expected to continue to be volatile and has been and may continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. On March 24, 2021, the reported low sale price of our common stock was $4.38, the reported high sale price was $5.19 and closing price of our common stock was $4.48 while on January 19, 2021, the closing price of our common stock was $8.42. We may incur rapid and substantial decreases in our stock price in the foreseeable future that are unrelated to our operating performance for prospects. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report, these factors include:

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

In addition, shares subject to outstanding options under our Incentive Plan are and will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations. Substantial sales of such shares, at that time, could depress the sale price of our common stock.

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

As of April 9, 2021, there are outstanding options and warrants to purchase 36,436 and 128,090 shares of common stock, respectively, in addition to 884,344 vested and unvested restricted stock units. The exercise of such options and warrants and the vesting of restricted stock units would dilute the then-existing stockholders’ percentage ownership of our stock, and any sales in the public market of common stock underlying such securities could adversely affect prevailing market prices for the common stock. Moreover, the terms upon which we would be able to obtain additional equity capital could be adversely affected because the holders of our options and warrants can be expected to exercise them at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable to us than those provided by such securities.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.      PROPERTIES.

We lease office space in Brooklyn, New York for our headquarters. Echo also operates a manufacturing facility located in Durant, Oklahoma.

ITEM 3.       LEGAL PROCEEDINGS.

The information included in “Note 18 – Commitments and Contingencies” of the Company’s consolidated financial statements included elsewhere in this Annual Report is incorporated by reference into this Item.

On April 14, 2021, we filed suit against Osang for breach of contract and fraud seeking damages in the amount of $12 to $15 million in U.S. District Court in the Eastern District of New York (CV 21-1990).

ITEM 4.       MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is listed and traded on the Nasdaq Capital Market under the symbol “SGBX.”

Holders

As of the close of business on April 9, 2021, there were approximately 81 holders of record of our common stock, which does not reflect those shares held beneficially or those shares held in “street” name. Accordingly, the number of beneficial owners of our common stock exceeds this number. On April 9, 2021, the closing sales price of our common stock as reported on the Nasdaq Capital Market was $4.10.

Dividend Policy

We have never paid any cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. The payment of dividends by us will depend on our future earnings, financial condition and such other business and economic factors as our management may consider relevant.

Recent Sales of Unregistered Securities

We did not sell any unregistered securities from January 1, 2020 through December 31, 2020 that were not previously disclosed in our filings with the SEC.

Issuer Purchases of Equity Securities

We did not repurchase any of our outstanding shares during 2020.

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

Equity Compensation Plan Information

The information required by this section will be contained in the “Equity Compensation Plan” of our 2021 Proxy Statement that we expect to file with the SEC no later than April 30, 2021 (120 days after December 31, 2020) and is incorporated herein by reference.

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

In March 2020, we began increasing our focus on providing our Modules as health care facilities for deployable medical response solutions. In May, we entered into a partnership with Grimshaw and Osang for deployment of our D-Tec suite of prefabricated health facilities for on-site immediate COVID-19 testing. In September we entered the U.S. test lab market by forming a joint venture with Clarity Labs, a manufacturer and market leader of rapid diagnostic tests, to launch CLIA-certified laboratories.  Our joint venture with Clarity has allowed us to not only supply our D-Tec suite of prefabricated health facilities but also allows us to provide testing services at such facilities. We have supplied our building modular coronavirus testing centers and provide testing services for Los Angeles International Airport (LAX), Memorial in Wayne County, Michigan and have been selected as a Trusted Testing Partner (TTP) for Hawaii’s COVID-19 travel testing program.

In September 2020, we acquired substantially all the assets of Echo, except for Echo’s real estate holdings for which we obtained a right of first refusal.  Echo is a container/modular manufacturer based in Durant, Oklahoma specializing in the design and construction of permanent modular and temporary modular buildings and  was one of our key supply chain partners. This acquisition has allowed us to expand our reach for our Modules and offers us an opportunity to vertically integrate a large portion of our cost of goods sold, as well as increase margins, productivity and efficiency in the areas of design, estimating, manufacturing and delivery.

In November 2020, Clarity Mobile Venture, our joint venture partnership, entered into a contract with the City of Los Angeles for the operations of a COVID-19 PCR test laboratory at Los Angeles International Airport ("LAWA") to provide a full-service modular laboratory and testing facility onsite at the airport. The facility is located across from LAWA Terminal 6 and opened in December 2020. The facility administers PCR tests with results available within three hours for passengers and airline crew, and no later than 24 hours for LAWA airport employees. Additionally, other rapid coronavirus tests including antigen tests have been provided. Clarity Mobile Venture will be the primary operator of the facility.

In November 2020, we and Memorial Hospital, of Michigan (“Memorial”), entered into a Professional Services and Capital Support Contract (“PSCSC”) with Wayne County, Michigan which engages the Company as a sub-contractor to render services and support to support Memorial, as the primary contractor, in connection with the fulfillment of statements of work submitted from Wayne County to Memorial to construct portable on-site laboratory facilities for COVID-19 testing. The program deploys the D-Tec Product Series designed by Grimshaw Architects and developed by SG Blocks. The D-Tec 1 Units are expected to be deployed throughout Wayne County and will provide sample extraction. Clarity Mobile Venture will be the primary operator of the facility.

Results of Operations

Our operations for the years ended December 31, 2020 and 2019 may not be indicative of our future operations.

Years Ended December 31, 2020 and 2019:

	For the Year Ended December 31, 2020	For the Year Ended December 31, 2019
Total Revenue	$8,755,623	$2,984,835
Total Cost of revenue	(6,535,444)	(2,307,488)
Total Operating expenses	(6,803,011)	(7,381,359)
Total Operating loss	(4,582,832)	(6,704,012)
Total Other income (expense)	74,670	(216,528)
Add: Net profit attributable non-controlling interests	184,567	—
Net loss attributable to common stockholders of SG Blocks, Inc.	$(4,692,729)	$(6,920,540)

Revenue

During the year ended December 31, 2020, we derived revenue from the following three categories of sources: construction services, engineering services and medical revenue.  The medical revenue segment is a new segment for the year ended December 31, 2020 that commenced when we began sales of COVID tests and includes revenue from our sales of COVID tests, revenue related to COVID-19 samples collected from our Clarity Mobile joint venture and other laboratory testing equipment sold. Total revenue for the year ended December 31, 2020 was $8,755,623 compared to $2,984,835 for the year ended December 31, 2019. This increase of $5,770,788 or 193% was primarily due to our growth in medical related projects of approximately $5,020,000 which included an increase in medical revenue of $4,241,500 from the collection of COVID-19 tests samples, the sale of COVID-19 test kits, and an increase in construction sales of $778,500 from sales of construction of laboratory and collection units. Revenue from construction services increased by a total $1,295,936 which included the increase of $778,500 discussed in the previous sentence for medical related projects and revenue increases in government projects of approximately of $750,000, special use projects of approximately $1,410,000, hospitality project of approximately $485,000, and another project of approximately $300,000.  We had a decrease of approximately ($2,260,000) related to our retail and office customer types.

Cost of Revenue and Gross Profit

Cost of revenue was $6,535,444 for the year ended December 31, 2020, compared to $2,307,488 for the year ended December 31, 2019. The increase of $4,227,956 or 183%, is primarily related to higher procurement of COVID-19 testing supplies and medical equipment surrounding our medical customer and higher procurement and manufacturing costs of modifying containers and wood modular units. Due to capabilities of Echo, we have now increased our sales of wood modular units.

Gross profit was $2,220,179 and $677,347 for the years ended December 31, 2020 and 2019, respectively.

Gross profit percentage increased to 25% for the year ended December 31, 2020 compared to 23% for the year ended December 31, 2019, primarily due to higher margins on revenue derived from our lab testing and other medical related construction contracts.  We also had a single contract in the amount of $300,000 with no estimated costs in 2020.

Payroll and Related Expenses

Payroll and related expenses for the year ended December 31, 2020 were $2,992,207 compared to $2,392,587 for the year ended December 31, 2019. This increase was primarily caused by an increase of approximately $488,000 in stock-based compensation expense and increase in non-chargeable production salaries of approximately of $102,000 during the year ended December 31, 2020 compared to the year ended December 31, 2019. We recognized $1,204,095 in stock-based compensation expense related to payroll and related expenses for the year ended December 31, 2020, compared to $715,904 for December 31, 2019.

Other Operating Expenses (General and administrative expenses, Marketing and business development expense, Pre-project expenses and Goodwill impairment)

Other operating expenses (general and administrative expenses, marketing and business development expenses, pre-project expenses and goodwill impairment) for the year ended December 31, 2020 were $3,810,804 compared to $4,988,722 for the year ended December 31, 2019. The decrease was  primarily due to no impairment loss recognized in 2020 compared to an impairment loss of approximately $2,938,000 in 2019, a decrease in marketing and business development costs of approximately $10,000, offset by an increase in pre-project expenses of approximately $109,000, and an increase in general and administrative expenses of $1,661,573 that included  an increase in rent expenses of approximately $140,000, an increase of approximately $41,000 in depreciation expense, an increase of approximately $504,000 in legal fees, an increase of approximately $78,000 in insurance fees, an increase of approximately $96,000 in building and shop supplies, an increase in information technology expenses of approximately $52,000 and an increase of approximately $519,000 in consulting and advisory services. We recognized $57,120 in stock-based compensation expense related to legal expenses for the year ended December 31, 2020.  We recognized $13,500 in stock-based compensation expense related to marketing expenses for the year ended December 31, 2019.

Other Income (Expense)

Interest expense for the year ended December 31, 2020 was $9,275 mainly related to a 9% secured note in the principal amount of $200,000 issued on February 4, 2020 to an accredited investor.  For the year ended December 31, 2019, we recognized $178,995 in interest expense related to the RedDiamond Partners LLC Securities Purchase Agreement that was executed in November 2019 and repaid in full in December 2019.   Interest income for the year ended December 31, 2020 was $61,675 mainly derived from bank interest and interest associated with an outstanding note receivable and there was no interest income for the year ended December 31, 2019.  For the year ended December 31, 2020, we recognized $23,282 in other income compared to $14,506 during the year ended December 31, 2019.  For the year ended December 31, 2020, there was a loss on asset disposal of $1,012 compared to $52,039 for a loss from equity affiliates during the year ended December 31, 2019.

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

Impact of Coronavirus (COVID-19)

With the global spread of the ongoing novel coronavirus ("COVID-19") pandemic during 2020, we have implemented business continuity plans designed to address and mitigate the impact of the COVID-19 pandemic on its employees and business. The worldwide spread of the COVID-19 virus is expected to result in a global slowdown of economic activity which is likely to decrease demand for a broad variety of goods and services, including from our customers, while also resulting in delays in projects due to labor shortages and supplier disruptions for an unknown period of time until the disease is contained.  To date, we have experienced some delays in projects due to COVID-19 which we expect to have an impact on our revenue and our results of operations, the size and duration of which we are currently unable to predict. Any quarantines, the timing and length of containment and eradication solutions, travel restrictions, absenteeism by infected workers, labor shortages or other disruptions to the suppliers and contract manufacturers or customers would likely adversely impact our sales, and operating results and result in further project delays. In addition, the pandemic could result in an economic downturn that could affect the ability of our customers and licensees to obtain financing and therefore impact demand for our products. Order lead times could be extended or delayed and increases we have experienced in pricing could continue to increase. Some products or services may become unavailable if the regional or global spread were significant enough to prevent alternative sourcing. Accordingly, we are considering alternative product sourcing in the event that product supply becomes problematic. We expect this global pandemic to have an impact on the Company's revenue and results of operations, the size and duration of which we are currently unable to predict. In addition, to the extent the ongoing COVID-19 pandemic adversely affects our business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties which we face.

Liquidity and Capital Resources

As of December 31, 2020 and December 31, 2019, we had an aggregate of $13,010,356 and $1,625,671, respectively, of cash and cash equivalents and short-term investments.

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

In April 2020, we completed a public offering where we pursuant to which we issued 440,000 shares of common stock at a public offering price of $4.25 per share which resulted in net proceeds of approximately $1,522,339 after deducting underwriting discounts and commissions and other expenses related to the offering. We incurred a total of approximately $347,661 in issuance costs in connection with the offering and issued no warrants to purchase shares of common stock to the underwriter.

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

We anticipate that we will continue to generate losses from operations for the foreseeable future. At December 31, 2020, we had a cash balance and short-term investment of $13,010,356. As of December 31, 2020, our stockholders’ equity was $18,253,256, compared to $4,360,149 as of December 31, 2019. Our net loss for the years ended December 31, 2020 and 2019 was $4,508,162 and $6,920,540, respectively. This decrease was primarily due to an increase in revenue and a decrease in operating expenses of $578,348, an increase of other income of $70,451 and a decrease of $169,720 in interest expenses in 2020. Net cash used in operating activities was $2,887,950 and $2,815,621 for the years ended December 31, 2020 and 2019, respectively. The increase resulted mainly from an increase of approximately $45,000 in working capital, an increase of approximately $531,000 in non-cash stock compensation expense, a decrease of non-cash goodwill impairment loss of approximately $2,938,00 that was recognized in 2019, offset by a decrease in the overall net loss of approximately $2,410,000 in the year ended December 31, 2020 compared to year ended December 31, 2019.

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

We provide services to our construction customers in three separate phases: the design phase, the architectural and engineering phase and the construction phase. Each phase is independent of the other, but builds through a progression of concept through delivery of a completed structure. These phases may be embodied in a single contract or in separate contracts, which is typical of a design build process model. As of December 31, 2020, we had 21 projects totaling $25,117,461 under contract, which, if they all proceed to construction, will result in us constructing approximately 232,812 square feet of modular space. Of these contracts, all twenty one (21) projects combine all three phases or parts thereof and including construction. We expect that all of this revenue will be realized by September 30, 2022.

Backlog may fluctuate significantly due to the timing of orders or awards for large projects and is not necessarily indicative of future backlog levels or the rate at which backlog will be recognized as revenue. The increase in backlog at December 31, 2020 from the prior year is primarily attributable to two contracts during the third quarter of 2020 in the amount of approximately $4 million and approximately $2.95 million and three contracts during the fourth quarter of 2020 in the amount of approximately $2.7 million, $0.80 million and $.70 million offset by work in progress or completed contracts for the year ended 2020 for approximately $6,300,000. We expect that all of this revenue will be realized by September 30, 2022. Backlog does not include COVID tests or testing services provided through our joint venture, Clarity Mobile Venture.

There can be no assurance that our customers will decide to and/or be able to proceed with these construction projects, or that we will ultimately recognize revenue from these projects in a timely manner or at all.

Off-Balance Sheet Arrangements

As of December 31, 2020 and 2019, we had no material off-balance sheet arrangements to which we are a party.

In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector. These agreements are typically with consultants and certain vendors. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of December 31, 2020.

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

Revenue recognition – The Company determines, at contract inception, whether it will transfer control of a promised good or service over time or at a point in time, regardless of the length of contract or other factors. The recognition of revenue aligns with the timing of when promised goods or services are transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. To achieve this core principle, the Company applies the following five steps in accordance with its revenue policy:

                (1)  Identify the contract with a customer

                (2)  Identify the performance obligations in the contract

                (3)  Determine the transaction price

                (4)  Allocate the transaction price to performance obligations in the contract

                (5)  Recognize revenue as performance obligations are satisfied

On certain contracts, the Company applies recognition of revenue over time, which is similar to the method the Company applied under previous guidance (i.e. percentage of completion). Due to uncertainties inherent in the estimation process, it is possible that estimates of costs to complete a performance obligation will be revised in the near-term. For those performance obligations for which revenue is recognized using a cost-to-cost input method, changes in total estimated costs, and related progress toward complete satisfaction of the performance obligation, are recognized on a cumulative catch-up basis in the period in which the revisions to the estimates are made. When the current estimate of total costs for a performance obligation indicate a loss, a provision for the entire estimated loss on the unsatisfied performance obligation is made in the period in which the loss becomes evident.

For product or equipment sales, the Company applies recognition of revenue when the customer obtains control over such goods, which is at a point in time.

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

In May 2020, we and Osang Healthcare Co., Ltd. ("Osang"), a South Korea based global manufacturer and distributor of medical grade diagnostic tests and equipment, announced the signing of a one year, non-exclusive distributorship agreement for the United States, for OHC's "GeneFinder COVID-19 Plus RealAmp Kit." This is a test designed to detect SARS-CoV-2, the virus that causes COVID-19. The Distributorship Agreement is Osang's standard form of distributorship agreement and provides the Company with the non-exclusive right to distribute Osang's GeneFinder COVID-19 Plus RealAmp Kit in the United States for a stated term of one (1) year. An import license from the U.S. government has been issued to import and distribute the Osang test kits. There can be no assurance that the Distribution Agreement will continue and, it has not yielded the anticipated benefits or generated significant revenue, if any. The revenue from these product sales is recognized upon the transfer of control, which is at a point in time, and is generally upon shipment, Provisions for any discounts, rebates, sales concessions and returns are provided for in the period the related sale is recorded. During the year ending December 31, 2020, we recognized $250,000 in revenue related to such products, which is included in medical revenue on the accompanying consolidated statements of operations. On April 14, 2021, we filed suit against Osang for breach of contract and fraud seeking damages in the amount of $12 to $15 million in U.S. District Court in the Eastern District of New York (CV 21-1990). See Item 3. Legal Proceedings.

We entered into a joint venture agreement with Clarity Lab Solutions, LLC (“Clarity Labs”) (the “JV”).  Revenue from the activities of the JV is related to clinical testing services and is recognized when services have been rendered, which is at a point in time. Included in the consideration we expected to be entitled to receive, we estimate its contractual allowances, payer denials and price concessions. During the year ending December 31, 2020, we recognized $2,150,323 in revenue related to activities through the JV, which is included in medical revenue on the accompanying consolidated statements of operations.

Goodwill. Goodwill represents the excess of reorganization value over the fair value of identified net assets upon emergence from bankruptcy. In accordance with the accounting guidance on goodwill, SGB performs its impairment test of goodwill at the reporting unit level each fiscal year, or more frequently if events or circumstances change that would more likely than not reduce the fair value of its reporting unit below its carrying value. Our evaluation of goodwill completed during the year ended December 31, 2020, resulted in no impairment loss.

Intangible assets – Intangible assets consist of $2,766,000 of proprietary knowledge and technology, which is being amortized over 20 years. In addition, included in intangible assets is $97,164 of trademarks, and $5,300 of website costs that are being amortized over 5 years. We evaluated intangible assets for impairment during the year ended December 31, 2020, and determined that there are no impairment losses.

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

The following is a reconciliation of EBITDA and Adjusted EBITDA to the nearest GAAP measure, net loss:

	For the Year Ended December 31, 2020	For the Year Ended December 31, 2019
Net loss attributable to common stockholders of SG Blocks, Inc.	$(4,692,729)	$(6,920,540)
Addback interest expense	9,275	178,995
Addback interest income	(61,675)	—
Addback depreciation and amortization	239,982	164,941
EBITDA (non-GAAP)	(4,505,147)	(6,576,604)

Addback goodwill impairment	—	2,938,653
Addback loss on asset disposal	1,012	52,039
Addback litigation expense	461,613	—
Addback stock-based compensation expense	1,261,215	729,404
Adjusted EBITDA (non-GAAP)	$(2,781,307)	$(2,856,508)

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements and the notes thereto, together with the report thereon of Whitley Penn LLP, our registered public accounting firm, dated April 15, 2021, appear beginning on page F-1 of this report.

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.       CONTROLS AND PROCEDURES.

(a) Disclosure Controls and Procedures.

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this Annual Report (the “Evaluation Date”). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

The Principal Executive Officer and the Principal Financial Officer believe that the consolidated financial statements and other information contained in this Annual Report present fairly, in all material respects, our business, financial condition and results of operations.

(b) Management’s Annual Report on Internal Control over Financial Reporting

Our management is also responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act).  The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of the inherent limitations of internal control systems, our internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate. The Company does not have sufficient internal controls related to the timely closing of their accounting records, caused by insufficient accounting resources and a lack of formal review procedures.  In addition, the Company does not have sufficient internal controls related to the application of technical accounting guidance to complex and/or new transactions. To assist in internal control over financial reporting two resources have been hired.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on our assessment, we concluded that, as of December 31, 2020, our internal control over financial reporting was not effective based on those criteria.

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

(c) Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fourth quarter of 2020.

ITEM 9B.      OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item will be contained in the “Proposal 1 – Election of Directors,” “Information About Our Executive Officers,” “The Board and its Committees – Director Independence,” “Delinquent Section 16(a) Reports,” “Code of Ethics,” and “The Board and its Committees – Board and Committee Responsibilities – Audit Committee” sections of the 2021 Proxy Statement that we expect to file with the SEC no later than April 30, 2021 (120 days after December 31, 2020), and is incorporated herein by reference in response to this Item 10.

ITEM11.  EXECUTIVE COMPENSATION.

The information required by this item will be contained in the “Executive Compensation” and “Director Compensation” sections of our 2021 Proxy Statement for that we expect to file with the SEC no later than April 30, 2021 (120 days after December 31, 2020), and is incorporated herein by reference in response to Item 11.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item will be contained in the “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan” sections of our 2021 Proxy Statement that we expect to file with the SEC no later than April 30, 2021 (120 days after December 31, 2020), and is incorporated herein by reference in response to Item 12.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item will be contained in the “The Board and its Committees – Certain Relationships and Related Party Transactions” and “The Board and its Committees – Director Independence” sections of our 2021 Proxy Statement that we expect to file with the SEC no later than April 30, 2021 (120 days after December 31, 2020), and is incorporated herein by reference in response to Item 13.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item will be contained in the “Proposal 2 – Ratification of Appointment of Independent Registered Public Accounting Firm” and “The Board and its Committees – Board and Committee Responsibilities – Audit Committee” sections of our 2021 Proxy Statement that we expect to file with the SEC no later than April 30, 2021 (120 days after December 31, 2020), and is incorporated herein by reference in response to Item 14.

PART IV

ITEM 15.      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1)     INDEX TO 2020 CONSOLIDATED FINANCIAL STATEMENTS:

Our financial statements and the notes thereto, together with the report thereon of Whitley Penn LLP, our registered public accounting firm, dated April 15, 2021, appear beginning on page F-1 of this Annual Report. See Table of Contents of the Consolidated Financial Statements included in this Annual Report.

(a)(2)     FINANCIAL STATEMENT SCHEDULES

All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(a)(3)      EXHIBITS

The information required by this Item is listed in the accompanying Exhibit Index below.

ITEM 16.   FORM 10-K SUMMARY.

      Not applicable.

Exhibit Index

Exhibit No.	Description
1.1	Underwriting Agreement, dated April 1, 2020, by and between SG Blocks, Inc. and ThinkEquity, a division of Fordham Financial Management, Inc. (Incorporated herein by reference to Exhibit 1.1 to the Current Report on Form 8-K as filed by SG Blocks , Inc. with the Securities and Exchange Commission on April 3, 2020 (File No. 001-38037)).

1.2

Underwriting Agreement, dated May 6, 2020, by and between SG Blocks, Inc. and ThinkEquity, a division of Fordham Financial Management, Inc. (incorporated herein by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 11, 2020 (File No. 001-38037).

2.1	Order Confirming Debtors’ Amended Plan of Reorganization Under Chapter 11 of the Bankruptcy Code (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on July 7, 2016 (File No. 000-22563).
2.2	Disclosure Statement for Amended Plan of Reorganization for SG Blocks, Inc., et al. under Chapter 11 of the Bankruptcy Code (incorporated herein by reference to Exhibit 2.2 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on July 7, 2016 (File No. 000-22563)).
2.3	Order of the Bankruptcy Court for the Southern District of New York Approving the Disclosure Statement and Setting Plan of Reorganization Confirmation Deadlines (incorporated herein by reference to Exhibit 2.3 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on July 7, 2016 (File No. 000-22563)).
3.1	Amended and Restated Certificate of Incorporation of SG Blocks, Inc. (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on July 7, 2016 (File No. 000-22563)).
3.2	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on July 7, 2016 (File No. 000-22563)).
3.3

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of SG Blocks, Inc. (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on February 28, 2017 (File No. 000-22563)).

3.4	Certificate of Amendment to Certificate of Designation, dated May 11, 2017 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on May 12, 2017 (File No. 001-38037)).
3.5	Certificate of Elimination of Series A Convertible Preferred Stock, dated December 13, 2018 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on December 17, 2018 (File No. 001-38037)).
3.6	Certificate of Amendment to the Amended and Restated Certificate of Incorporation dated June 5, 2019 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on June 5, 2019 (File No. 001-38037)).
3.7	Form of Certificate of Designation of the Series B Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.7 to the Registration Statement on Form S-1/A (File No. 333-235295) as filed by SG Blocks, Inc. with the Securities and Exchange Commission on December 9, 2019).
3.8	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, as amended, of SG Blocks, Inc. (incorporated herein by reference to Exhibit 34.1 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on February 5, 2020 (File No. 001-38037)).
4.1	Debtor in Possession Credit Agreement, dated as of October 15, 2015, by and among SG Blocks, Inc., as Borrower, SG Building Blocks, Inc. and Endaxi Infrastructure Group, Inc., as Guarantors, Hillair Capital Investments L.P., as Lender, and Hillair Capital Management LLC, as Collateral Agent (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on July 7, 2016 (File No. 000-22563)).
4.2	Form of Warrant to Purchase Common Stock (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on July 14, 2017 (File No. 001-38037)).

4.3	Form of Indenture (incorporated herein by reference to Exhibit 4.2 to the Registration Statement on Form S-3 (File No. 333-228882) as filed by SG Blocks, Inc. with the Securities and Exchange Commission on December 18, 2018).
4.4	Form of Common Stock Purchase Warrant (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on May 1, 2019 (File No. 001-38037)).
4.5	Form of Series A Common Stock Purchase Warrant (incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on May 1, 2019 (File No. 001-38037)).
4.6	Form of Representative’s Warrant Agreement (incorporated herein by reference to Exhibit 4.1 of the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on July 31, 2019 (File No. 001-38037)).
4.7	Senior Secured Convertible Debenture, in the principal amount of $480,770, dated November 12, 2019 (incorporated herein by reference to Exhibit 4.1 of the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on November 13, 2019 (File No. 001-38037)).
4.8	Form of Placement Agent Warrant (incorporated herein by reference to Exhibit 4.2 of the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on November 13, 2019 (File No. 001-38037)).
4.9	Form of 9% Secured Note (incorporated herein by reference to Exhibit 4.1 of the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on February 6, 2020 (File No. 001-38037)
4.10	Form of Representative’s Warrant (incorporated herein by reference to Exhibit 4.14 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on May 5, 2020 (File No. 333-237682)).

4.11

Form of Pre-Funded Warrant (incorporated herein by reference to Exhibit 4.15 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on May 5, 2020 (File No. 333-237682)).

4.12*	Description of Capital Stock
10.1	Collaboration and Supply Agreement, dated July 23, 2007, by and between SG Building, Inc. (fka SGBlocks, LLC) and ConGlobal Industries, Inc. (incorporated herein by reference to Exhibit 10.07 to the Current Report on Form 8-K/A as filed by SG Blocks, Inc. with the Securities and Exchange Commission on January 13, 2012 (File No. 000-22563)).

10.2	Securities Purchase Agreement, dated as of June 30, 2016, by and between SG Blocks, Inc. and Hillair Capital Investments L.P. (incorporated herein by reference to Exhibit 4.4 to the Current Report on Form 8-K/A as filed by SG Blocks, Inc. with the Securities and Exchange Commission on August 8, 2016 (File No. 000-22563)).

10.3	Subsidiary Guarantee, dated as of June 30, 2016, by SG Building Blocks, Inc. (incorporated herein by reference to Exhibit 4.5 to the Current Report on Form 8-K/A as filed by SG Blocks, Inc. with the Securities and Exchange Commission on August 8, 2016 (File No. 000-22563)).
10.4	Security Agreement, dated as of June 30, 2016, by and between SG Blocks Inc., SG Building Blocks, Inc. and Hillair Capital Investments L.P. (incorporated herein by reference to Exhibit 4.6 to the Current Report on Form 8-K/A as filed by SG Blocks, Inc. with the Securities and Exchange Commission on August 8, 2016 (File No. 000-22563)).

10.5#	Form of SG Blocks, Inc. Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on November 1, 2016 (File No. 000-22563)).

10.6#	Form of SG Blocks, Inc. Nonqualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on November 1, 2016 (File No. 000-22563)).

10.7	Securities Purchase Agreement, dated as of November 17, 2016, by and between SG Blocks, Inc. and Hillair Capital Investments L.P. (incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on November 22, 2016 (File No. 000-22563)).

10.8#	Form of Director Indemnification Agreement (incorporated herein by reference to Exhibit 10.1 to the Registration Statement on Form S-1 (File No. 333-215922) as filed by SG Blocks, Inc. with the Securities and Exchange Commission on February 6, 2017).
10.9#	SG Blocks, Inc. Stock Incentive Plan (incorporated herein by reference to Exhibit 10.10 to the Registration Statement on Form S-1 (File No. 333-215922) as filed by SG Blocks, Inc. with the Securities and Exchange Commission on February 6, 2017).

10.10#	Executive Employment Agreement, effective as of January 1, 2017, between Paul M. Galvin and SG Blocks, Inc. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on March 14, 2017 (File No. 000-22563)).
10.11#	Executive Employment Agreement, effective as of January 1, 2017, between Mahesh S. Shetty and SG Blocks, Inc. (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on March 14, 2017 (File No. 000-22563)).
10.12#	Executive Employment Agreement, effective as of January 1, 2017, between Stevan Armstrong and SG Blocks, Inc. (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on March 14, 2017 (File No. 000-22563)).

10.13	Amendment to collaboration and Supply Agreement, dated May 14, 2014, between SG Blocks, Inc. (fka SG Blocks LLC) and ConGlobal Industries, LLC (fka ConGlobal Industries, Inc.) (incorportated herein by reference to Exhibit 10.6 to the Registration Statement on Form S-10/A (File No. 333-215922) as filed by SG Blocks, Inc. with the Securities and Exchange Commission on March 15, 2017).
10.14#

Amendment No. 1 to the SG Blocks, Inc. Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on June 5, 2018 (File No. 001-38037)).

10.15#

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

10.17#

Form of Restricted Share Unit Agreement (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q as filed by SG Blocks, Inc. with the Securities and Exchange Commission on August 14, 2019 (File No. 001-38037)).

10.18#

Form of Restricted Share Unit Agreement (Special Bonus) (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q as filed by SG Blocks, Inc. with the Securities and Exchange Commission on August 14, 2019 (File No. 001-38037)).

10.19

Exclusive License Agreement, entered into as of October 3, 2019 by and between SG Blocks, Inc. and CPF MF 2019-1 LLC (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on October 9, 2019 (File No. 001-38037))

10.20

Loan Agreement and Promissory Note, dated effective October 3, 2019, between SG Blocks, Inc., as lender, and CPF GP 2019-1 LLC, as borrower (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on October 9, 2019 (File No. 001-38037))

10.21

Right of First Refusal Agreement, entered into as of October 9, 2019 by and between SG Blocks, Inc. and CMC Development LLC (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on October 15, 2019 (File No. 001-38037))

10.22

Amendment to Loan Agreement and Promissory Note between SG Blocks, Inc. and CPF GP 2019-LLC (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on October 15, 2019 (File No. 001-38037))

10.23

Second Amendment to Loan Agreement and Promissory Note dated November 7, 2019 between CPF GP 2019-1 LLC and SG Blocks, Inc (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on November 13, 2019 (File No. 001-38037)).

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

48

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

10.34	Distributorship Agreement between Osang Healthcare Co., Ltd. and SG Blocks, Inc., effective as of April 28, 2020 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2020 (File No. 001-38037))
10.35	Amendment to Distributorship Agreement between Osang Healthcare Co., Ltd. and SG Blocks, Inc., dated April 30, 2020 (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2020 (File No. 001-38037)).
10.36	Agreement between Osang Group Co. Ltd. and SG Blocks, Inc., dated May 1, 2020 (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2020 (File No. 001-38037)).
10.37#	Amendment No. 2 to the SG Blocks, Inc. Stock Incentive Plan (incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on June 25, 2020)
10.38#	Asset Purchase Agreement by and between SG Echo, LLC and Echo DCL, LLC, dated September 17, 2020 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 22, 2020 (File No. 001-38037)).
10.39#	Offer Letter dated November 11, 202 between SG Blocks, Inc. and William Rogers (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on December 10, 2020 (File No. 001-38037))
21.1*	List of Subsidiaries*
23.1*	Consent of Whitley Penn LLP, Independent Registered Public Accounting Firm
24.1*	Power of Attorney (included on signature page).
31.1*	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File as the XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

#	Management contract or compensatory plan or arrangement required to be identified pursuant to Item 15(a)(3) of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SG BLOCKS, INC.

By:	/s/ Paul M. Galvin	Date: April 15, 2021
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

Signature	Title	Date

/s/ Paul M. Galvin	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	April 15, 2021
Paul M. Galvin

/s/ Gerald A. Sheeran	Acting Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 15, 2021
Gerald A. Sheeran

/s/ Yaniv Blumenfeld	Director	April 15, 2021
Yaniv Blumenfeld

/s/ Christopher Melton	Director	April 15, 2021
Christopher Melton

/s/ Margaret Coleman	Director	April 15, 2021
Margaret Coleman

SG BLOCKS, INC.

AND SUBSIDIARIES

Consolidated Financial Statements

December 31, 2020 and 2019

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

SG Blocks, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SG Blocks, Inc. and subsidiaries (the “Company”), as of December 31, 2020 and 2019, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company, as of December 31, 2020 and 2019, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition – Determination of Estimated Costs to Complete for Contracts Recognized Over Time

Description of the Matter

The Company’s construction and engineering contracts generally recognize revenue over time as there is a continuous transfer of control to the customer.  Approximately 54% of the Company’s revenue during the year ended December 31, 2020 was for construction and engineering contracts whereby revenue was recorded over time.

The Company uses the amount of cost incurred under the contract as a measure of progress towards completion, and revenue recognized is measured principally by the costs incurred and accrued to date for each contract as a percentage of the estimated total cost for each contract at completion.  Contract costs include all direct material, labor, and indirect costs related to contract performance.  Changes in job performance, job conditions, estimated contract costs and profitability and final contract settlements may result in revisions to costs and income, and the effects of these revisions are recognized prospectively in the period in which the revisions are determined.  This measurement and comparison process requires updates to the estimate of total costs to complete the contract, and these updates include subjective assessments and judgments.

We identified the Company’s estimation of the costs to complete each contract as a critical audit matter due to the high degree of auditor judgment and the increased extent of effort that was required when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to the estimate of costs to complete contracts recognized over time.

How We Addressed the Matter in Our Audit

Our audit procedures related to forecasts of estimated costs to complete contracts recognized over time included the following, among others:

• We selected a sample of contracts and obtained and inspected the executed contract and change orders to validate existence and understand the scope of each contract.

• We performed a site visit near the end of the reporting period.  We observed and inspected the projects in process and inquired of project managers to gain an understanding of the progress on significant projects in process.

• We evaluated and tested management’s process to estimate future costs to complete contracts recognized over time.  This evaluation included the consistency of management’s process and policies regarding change orders and timely costs revisions.

• We evaluated management’s ability to accurately estimate future costs to complete contracts recognized over time by performing a retrospective review of prior estimates to actual results.

Acquisition of Echo DCL, LLC – Fair Value of Net Assets Acquired and Contingent Consideration

Description of the Matter

As discussed in Note 9 to the financial statements, the Company acquired substantially all of the assets of Echo DCL, LLC (Echo) for a purchase price cash and contingent consideration, which resulted in the acquisition of property, plant and equipment and a tradename intangible asset.  Management estimated the fair value of the tradename using the relief from royalty method which required management to estimate discounted cash flows with subjective assumptions of the appropriate discount rate, an appropriate royalty rate, and future revenues.  The property, plant and equipment is largely comprised of equipment and buildings held for lease.  The equipment was valued using a market approach, which estimates value using third-party transactions.  The buildings held for lease were valued using the cost to replicate adjusted for the condition of each building.  The contingent consideration was valued using a Monte Carlo Simulation, which required management to estimate future revenues, expenses, and net income.

We identified the fair value of net assets acquired and contingent consideration in the Echo business combination to be a critical audit matter due to the significant judgments made by management to estimate the fair value of intangible assets, property, plant and equipment, and contingent consideration.  This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to the selection of discount and royalty rates, forecasts of future revenues and cash flows, as well as estimates of the cost to replicate buildings acquired.

How We Addressed the Matter in Our Audit

Our audit procedures related to the assumptions and forecasts used by management to estimate the fair value of intangible assets, property, plant and equipment, and contingent consideration acquired in the Echo business combination included the following, among others:

•  We read the executed purchase agreement and reviewed historical financial data of Echo to verify that management had identified all acquired assets and liabilities, as well as any contingent consideration.

•  With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology, (2) discount rates,  (3) the royalty rate, and (4) future revenue, expenses, and growth rates, including testing the source information underlying the determination of the discount rates and the royalty rate and testing the mathematical accuracy of the calculations.

•  We evaluated management’s ability to accurately forecast future revenues and cash flows by considering the past financial performance of Echo and current economic factors.

•  We visited the Echo plant and inspected the property, plant and equipment acquired to validate existence and working condition.  We reviewed online sales and auction prices to independently validate the reasonableness of the fair values assigned to acquired equipment.  We performed an independent calculation to estimate the cost to replicate the buildings held for lease and compared our calculation to management’s fair value.

We have served as the Company’s auditor since 2016.

/s/ Whitley Penn LLP

Dallas, Texas

April 15, 2021

SG BLOCKS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31,	2020	2019

Assets
Current assets:
Cash and cash equivalents	$13,010,356	$1,625,671
Accounts receivable, net	2,635,608	1,101,185
Contract assets	1,303,136	106,015
Inventories	778,144	—
Prepaid expenses and other current assets	570,775	73,938
Total current assets	18,298,019	2,906,809

Property, plant and equipment, net	2,683,014	11,747
Goodwill	1,309,330	1,223,520
Right-of-use asset	1,537,545	—
Long-term notes receivable	682,637	—
Intangible assets, net	2,218,609	2,298,805
Deferred contract costs, net	152,944	193,730
Total Assets	$26,882,098	$6,634,611

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$3,961,961	$2,105,505
Contract liabilities	1,774,740	168,957
Lease liability, current maturities	326,654	—
Due to affiliates	965,561	—
Assumed liability	200,765	—
Other current liabilities	5,000	—
Total current liabilities	7,234,681	2,274,462

Lease liability, net of current maturities	1,209,594	—
Total liabilities	8,444,275	2,274,462

Stockholders’ equity:
Preferred stock, $0.00 par value, 5,405,010 shares authorized; none issued or outstanding.	—	—
Common stock, $0.01 par value, 25,000,000 shares authorized; 8,596,189 issued and outstanding as of December 31, 2020 and 1,157,890 issued and outstanding as of December 31, 2019.	85,962	11,579
Additional paid-in capital	40,443,840	21,932,387
Accumulated deficit	(22,276,546)	(17,583,817)
Total SG Blocks, Inc. stockholders’ equity	18,253,256	4,360,149
Non-controlling interests	184,567	—
Total Stockholders' equity	18,437,823	4,360,149
Total Liabilities and Stockholders’ Equity	$26,882,098	$6,634,611

The accompanying notes are an integral part of these consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	For the Years Ended December 31,
	2020	2019

Revenue:
Construction services	$4,104,917	$2,808,981
Engineering services	409,206	175,854
Medical revenue	4,241,500	—
Total	8,755,623	2,984,835

Cost of revenue:
Construction services	3,224,457	2,238,535
Engineering services	322,853	68,953
Medical revenue	2,988,134	—
Total	6,535,444	2,307,488

Gross profit	2,220,179	677,347

Operating expenses:
Payroll and related expenses	2,992,207	2,392,587
General and administrative expenses	3,449,849	1,788,276
Marketing and business development expense	230,248	240,557
Pre-project expenses	130,707	21,286
Goodwill impairment	—	2,938,653
Total	6,803,011	7,381,359

Operating loss	(4,582,832)	(6,704,012)

Other income (expense):
Interest expense	(9,275)	(178,995)
Interest income	61,675	—
Other income	23,282	14,506
Loss on asset disposal	(1,012)	(52,039)
Total	74,670	(216,528)

Loss before income taxes	(4,508,162)	(6,920,540)
Income tax expense	—	—

Net loss	(4,508,162)	(6,920,540)

Add: net profit attributable to noncontrolling interests	184,567	—
Net loss attributable to common stockholders of SG Blocks, Inc.	$(4,692,729)	$(6,920,540)

Net loss per share attributable to SG Blocks, Inc. - basic and diluted:
Basic and diluted	$(0.79)	$(22.85)

Weighted average shares outstanding:
Basic and diluted	5,959,403	302,844

The accompanying notes are an integral part of these consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

For the Year Ended December 31, 2020 and 2019

	$0.01 Par Value Common Stock		Preferred	Additional Paid-in	Accumulated	SG Blocks Stockholders’	Noncontrolling	Total Stockholders'
	Shares	Amount	Stock	Capital	Deficit	Equity	Interests	Equity

Balance at January 1, 2019	213,002	$2,130	$—	$17,741,214	$(10,663,277)	$7,080,067	—	$7,080,067
Stock-based compensation	—	—	—	946,660	—	946,660	—	946,660
Issuance of common stock, net of issuance costs	944,888	9,449	—	3,244,513	—	3,253,962	—	3,253,962
Net loss	—	—	—	—	(6,920,540)	(6,920,540)	—	(6,920,540)
Balance at December 31, 2019	1,157,890	$11,579	$—	$21,932,387	$(17,583,817)	$4,360,149	$—	$4,360,149

Balance at December 31, 2019	1,157,890	$11,579	$—	$21,932,387	$(17,583,817)	$4,360,149	—	$4,360,149
Stock-based compensation	—	—	—	1,261,215	—	1,261,215	—	1,261,215
Conversion of restricted stock units to common stock	24,672	246	—	(246)	—	—	—	—
Reverse stock split settlement	(38)	—	—	(122)	—	(122)	—	(122)
Conversion of debt exchange to common stock	73,665	737	—	205,526	—	206,263	—	206,263
Issuance of common stock, net of issuance costs	7,340,000	73,400	—	17,045,080	—	17,118,480	—	17,118,480
Net loss	—	—	—	—	(4,692,729)	(4,692,729)	184,567	(4,508,162)
Balance at December 31, 2020	8,596,189	$85,962	$—	$40,443,840	$(22,276,546)	$18,253,256	$184,567	$18,437,823

The accompanying notes are an integral part of these consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Year Ended December 31, 2020	For the Year Ended December 31, 2019

Cash flows from operating activities:
Net loss	$(4,508,162)	$(6,920,540)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of goodwill	—	2,938,653
Depreciation expense	50,655	9,621
Amortization of intangible assets	148,541	145,124
Amortization of deferred license costs	40,786	10,196
Accretion of debt discount	—	105,770
Amortization of debt issuance costs	—	73,225
Bad debt expense and recoveries	10,018	(54,000)
Interest income on notes receivable	(32,637)	—
Stock-based compensation	1,261,215	729,404
Loss on asset disposal	1,012	52,039
Changes in operating assets and liabilities:
Accounts receivable	(890,531)	699,141
Contract assets	(1,166,692)	154,310
Inventories	(647,345)	—
Prepaid expenses and other current assets	(489,437)	912,749
Right of use asset	81,256	—
Accounts payable and accrued expenses	1,129,189	(301,457)
Contract liabilities	1,236,174	(1,165,930)
Due to affiliates	965,561	—
Other current liability	5,000	—
Long term lease liability	(82,553)	—
Deferred long-term asset charge	—	(203,926)
Net cash used in operating activities	(2,887,950)	(2,815,621)

Cash flows used in investing activities:
Purchase of property, plant and equipment	(1,568,115)	(2,070)
Purchase of Echo DCL, LLC, net of cash acquired	(743,168)	—
Advances in notes receivable	(650,000)	—
Payment on assumed liability of acquired assets	(84,440)	—
Net cash used in investing activities	(3,045,723)	(2,070)

Cash flows provided by financing activities:
Proceeds from public stock offering and other private placements, net of issuance costs	17,118,480	3,253,962
Proceeds from short-term note payable	—	375,000
Proceeds from long term debt	200,000	—
Settlement of common stock from reverse stock split	(122)	—
Payments on short-term note debt	—	(480,770)
Payments on debt issuance costs	—	(73,225)
Net cash provided by financing activities	17,318,358	3,074,967

Net increase in cash and cash equivalents	11,384,685	257,276

Cash and cash equivalents - beginning of period	1,625,671	1,368,395

Cash and cash equivalents - end of period	$13,010,356	$1,625,671

Supplemental disclosure of cash flow information:
Cash paid during the period for Interest	$2,614	$105,770

Supplemental disclosure of non-cash operating activities:
Non-cash conversion of long term debt	$200,000	$—
Non-cash conversion of interest expense of long term debt	$6,263	$—
Non-cash conversion of accrued salary to restricted stock units	$—	$217,256

The accompanying notes are an integral part of these consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2020 and 2019

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

The Company is now focusing on entering into licensing agreements across the Company’s construction opportunity verticals.

During 2020, the Company formed, SG Echo, LLC, a wholly owned subsidiary of the Company. SG Echo, LLC was formed to complete the business acquisition as disclosed in Note 9, and to become the manufacturer of the Company's core container and modular product offerings.

Also during 2020, the Company entered into a joint venture, as described below and has begun to provide clinical lab testing, as well as test kit sales related to a separate distributer agreement.

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

As of December 31, 2020, the Company had 8,596,189 shares of common stock issued and outstanding.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2020 and 2019

2.	Liquidity

As of December 31, 2020, the Company had cash and cash equivalents of $13,010,356 and a backlog of approximately $25.1 million. See note 14 for a discussion of construction backlog. Based on our conversations with key customers, the Company anticipates its backlog to convert to revenue over the following period:

2020
Within 1 year	$12,261,211
1 to 2 years	12,856,250
Thereafter	—
Total Backlog	$25,117,461

The Company has incurred losses since its inception and has negative operating cash flows. Management has taken several actions to ensure that the Company will continue as a going concern. As described below, the Company has recently been able to raise substantial cash through equity offerings. In addition, as further described in these consolidated financial statements, the Company has begun to recognize revenue from new revenue streams. Management believes that these actions will enable the Company to continue as a going concern.

The Company completed an equity offering in April 2019 and in August 2019, which resulted in net proceeds of approximately $1,136,015. See Note 15 for a discussion of these offerings. The Company completed a Securities Purchase Agreement in November 2019, which resulted in net proceeds of approximately $326,000. See Note 11 for a discussion on this Securities Purchase Agreement.  The Company completed a public offering in December 2019, which resulted in net proceeds of approximately $2,117,948. The Company completed a public offering in April and May 2020, which resulted in net proceeds of approximately $1,522,339, and $15,596,141, respectively. See Note 15 for a discussion on this public offering. The Company believes that it has adequate cash balances to meet obligations coming due in the next twelve months and further intends to meet its capital needs by containing costs, entering into strategic alliances, as well as exploring other options, including the possibility of raising additional debt or equity capital as necessary. There is, however, no assurance the Company will be successful in meeting its capital requirements prior to becoming cash flow positive.  We do not have any additional sources secured for future funding, and if we are unable to raise the necessary capital at the times we require such funding, we may need to materially change our business plan, including delaying implementation of aspects of such business plan or curtailing or abandoning such business plan altogether.

With the global spread of the ongoing novel coronavirus ("COVID-19") pandemic during 2020, the Company has implemented business continuity plans designed to address and mitigate the impact of the COVID-19 pandemic on its employees and business. The Company is experiencing delays in projects due to the COVID-19. Any quarantines, the timing and length of containment and eradication solutions, travel restrictions, absenteeism by infected workers, labor shortages or other disruptions to the Company's suppliers and contract manufacturers or customers would likely adversely impact the Company's sales and operating results and result in further project delays. In addition, the pandemic could result in an economic downturn that could affect the demand for the Company's products. Order lead times could be extended or delayed and pricing could increase. Some products or services may become unavailable if the regional or global spread were significant enough to prevent alternative sourcing. Accordingly, the Company is considering alternative product sourcing in the event that product supply becomes problematic. The Company expects this global pandemic to have an impact on the Company's revenue and results of operations, the size and duration of which the Company is currently unable to predict. In addition, to the extent the ongoing COVID-19 pandemic adversely affects the Company's business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties which the Company faces.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2020 and 2019

3.	Summary of Significant Accounting Policies

Basis of presentation and principals of consolidation – The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the applicable rules and regulations of the United States Securities and Exchange Commission (“SEC”) and include the accounts of the Company and its wholly owned subsidiaries, SG Building Blocks, Inc., SG Residential, Inc., SG Echo, LLC and SG Blocks Puerto Rico, Inc. All intercompany balances and transactions are eliminated. Certain prior period amounts have been reclassified to conform to the current period’s presentation.

Recently adopted accounting pronouncements - New accounting pronouncements implemented by the Company are discussed below or in the related notes, where appropriate.

In August 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2018-13, “Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”). This ASU amends ASC 820 to add, remove and modify certain disclosure requirements for fair value measurements. For example, public companies will be required to disclose the range and weighted average of significant unobservable inputs used to develop for Level 3 fair value measurements. The Company adopted ASU 2018-13 effective January 1, 2020. The adoption of this guidance did not have a material impact on the Company's financial position, results of operations or cash flow.

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

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2020 and 2019

3.	Summary of Significant Accounting Policies (continued)

Revenue recognition – The Company determines, at contract inception, whether it will transfer control of a promised good or service over time or at a point in time, regardless of the length of contract or other factors. The recognition of revenue aligns with the timing of when promised goods or services are transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. To achieve this core principle, the Company applies the following five steps in accordance with its revenue policy:

                (1)  Identify the contract with a customer

                (2)  Identify the performance obligations in the contract

                (3)  Determine the transaction price

                (4)  Allocate the transaction price to performance obligations in the contract

                (5)  Recognize revenue as performance obligations are satisfied

On certain contracts, the Company applies recognition of revenue over time, which is similar to the method the Company applied under previous guidance (i.e. percentage of completion). Due to uncertainties inherent in the estimation process, it is possible that estimates of costs to complete a performance obligation will be revised in the near-term. For those performance obligations for which revenue is recognized using a cost-to-cost input method, changes in total estimated costs, and related progress toward complete satisfaction of the performance obligation, are recognized on a cumulative catch-up basis in the period in which the revisions to the estimates are made. When the current estimate of total costs for a performance obligation indicate a loss, a provision for the entire estimated loss on the unsatisfied performance obligation is made in the period in which the loss becomes evident.

For product or equipment sales, the Company applies recognition of revenue when the customer obtains control over such goods, which is at a point in time.

On October 3, 2019, the Company entered into an Exclusive License Agreement (“ELA” ) pursuant to which it granted an exclusive license for its technology as outlined in the ELA. The ELA is described below. Under the ELA, the Company will receive royalty payments based upon gross revenues earned by the licensee for commercialize products within the field of design and project management platforms for residential use, including single-family residences and multi-family residences, but excluding military housing. The Company has determined that the ELA grants the licensee a right to access the Company’s intellectual property throughout the license period (or its remaining economic life, if shorter), and thus recognizes revenue over time as the licensee recognizes revenue and the Company has the right to payment of royalties. No revenue has been recognized under the ELA for the year ended December 31, 2020.

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

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2020 and 2019

3.	Summary of Significant Accounting Policies (continued)

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

In May 2020, the Company and Osang Healthcare Co., Ltd. ("Osang"), a South Korea based global manufacturer and distributor of medical grade diagnostic tests and equipment, announced the signing of a one year, non-exclusive distributorship agreement for the United States, for OHC's "GeneFinder COVID-19 Plus RealAmp Kit." This is a test designed to detect SARS-CoV-2, the virus that causes COVID-19. The Distributorship Agreement is Osang's standard form of distributorship agreement and provides the Company with the non-exclusive right to distribute Osang's GeneFinder COVID-19 Plus RealAmp Kit in the United States for a stated term of one (1) year. Pursuant to the terms of the Distributorship Agreement, the Company is required to make payment for 100% of any purchase order prior to shipment of the product from Osang, though it does not expect to make any cash outlays with respect to any product that it distributes and expects instead to require any third-party purchasers to make the necessary cash outlays as part of a purchase order entered into with the Company. The Distributorship Agreement does not guarantee the Company a specific quantity of kits to sell or a customer list, and may be terminated by either party at any time on thirty (30) days' notice. An import license from the U.S. government has been issued to import and distribute the Osang test kits. There can be no assurance that the Distribution Agreement will continue, and it has not yielded the anticipated benefits or generated significant revenue, if any. The revenue from these product sales is recognized upon the transfer of control, which is at a point in time, and is generally upon shipment, Provisions for any discounts, rebates, sales concessions and returns are provided for in the period the related sale is recorded. During the year ending December 31, 2020, the Company recognized $250,000 in revenue related to such products, which is included in medical revenue on the accompanying consolidated statements of operations.

As described below, the Company entered into a joint venture agreement with Clarity Lab Solutions, LLC (“Clarity Labs”) (the “JV”).  Revenue from the activities of the JV is related to clinical testing services and is recognized when services have bene rendered, which is at a point in time. Included in the consideration the Company expected to be entitled to receive, the Company estimates its contractual allowances, payer denials and price concessions. During the year ending December 31, 2020, the Company recognized $2,150,323 in revenue related to activities through the JV, which is included in medical revenue on the accompanying consolidated statements of operations.

Disaggregation of Revenues

The Company’s revenues are principally derived from construction and engineering contracts related to Modules, and medical revenue derived from lab testing and test kit sales. Our contracts are with customers in various industries. Revenue recognized at a point in time and recognized over time were $4,057,086 and $4,698,537, respectively, for the year ending December 31, 2020. All revenue recognized for the year ending December 31, 2019 was over time.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2020 and 2019

3.	Summary of Significant Accounting Policies (continued)

The following tables provide further disaggregation of the Company’s revenues by categories:

	Twelve Months Ended December 31,
Revenue by Customer Type	2020		2019
Government	$751,697	9%	$—	—%
Hospitality	487,111	6%	—	—%
Multi-Family	126,222	1%	94,178	3%
Medical (lab testing, test kit sales and equipment)	4,241,500	49%	—	—%
Medical (construction services)	778,883	9%	—	—%
Office	191,505	2%	1,468,734	49%
Retail	427,444	5%	1,413,669	48%
School	36,500	—%	—	—%
Special Use	1,414,761	16%	6,812	—%
Other (1)	300,000	3%	1,442	—%
Total revenue by customer type	$8,755,623	100%	$2,984,835	100%

(1) Construction fee of $300,000 with no cost of revenue during 2020.

Contract Assets and Contract Liabilities

Accounts receivable are recognized in the period when the Company’s right to consideration is unconditional and billed to the customer. Accounts receivable are recognized net of an allowance for doubtful accounts. A considerable amount of judgment is required in assessing the likelihood of realization of receivables.

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

For the Years Ended December 31, 2020 and 2019

3.	Summary of Significant Accounting Policies (continued)

Deferred Contract Costs - Prior to entering into the ELA, the Company was subject to an agreement to construct and develop a certain property (“Original Agreement”), which now is subject to the ELA. Because of this, the Company is no longer obliged to its Original Agreement. Upon entering the ELA, the Company had an outstanding accounts receivable balance of $306,143 which was forfeited and recognized this amount as deferred contract costs. This amount was offset by $102,217, which was reimbursement from the licensee for project costs on this project.  The Company incurred a total deferred contract costs of $203,926.  The Company considered this amount an incremental cost of obtaining that ELA, because the Company expects to recover those costs through future royalty payments. The Company amortizes the asset over sixty months, which is the initial term of the ELA because the asset relates to the services transferred to the customer during the contract term. As of December 31, 2020, accumulated amortization related to deferred contract costs amounted to $50,981. During the year ended December 31, 2020, amortization expense relating to the deferred contract costs amounted to $40,786 and is included in general and administrative expenses on the accompanying consolidated statements of operations.

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

In consideration for the License, during the initial term, the Licensee agreed to pay the Company a royalty of (x) five percent (5%) on the first $20,000,000 of gross revenues derived from the Licensee’s commercialization of the License (net of customary discounts, sales taxes, delivery charges, and amounts for returns) (the “Gross Revenues”), (y) four and one-half percent (4.5%) on the next $30,000,000 of Gross Revenues, and (z) five percent (5%) on all Gross Revenues thereafter (collectively, the “Royalty”), subject to the following minimum royalty payments determined on a cumulative basis during the initial term: $500,000 in year 1, $750,000 in year 2, $500,000 in year 3, $2,000,000 in year 4, and $2,500,000 in year 5. If the License Agreement is extended beyond the initial term, then the parties will negotiate in good faith the royalty rate and the minimum royalty payments for the renewal term(s). In addition, to the extent the Licensee sublicenses any aspect of the License to a sub-licensee, the Licensee will pay to the Company fifty percent (50%) of all payments received by the Licensee from such sublicensee. The Company may also provide the Licensee with professional services with respect to the License, and the Licensee will reimburse the Company for employees’ time, materials, and expenses incurred in providing such professional services. The Licensee also separately agreed to reimburse the Company for any third-party expenses incurred by the Company in developing the Company’s remaining and future residential projects.

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

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2020 and 2019

3.	Summary of Significant Accounting Policies (continued)

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

On August 27, 2020 the Company entered into a joint venture agreement with Clarity Labs. In consideration and subject to Clarity Lab’s services and commitments and provided the agreement remains valid and in force, and is not terminated, SGB shall issue 200,000 restricted shares of SGB common stock to be earned over a defined vesting period starting in December 1, 2020.  As of December 31, 2020, no shares were issued. Clarity Labs is a licensed clinical laboratory that uses specialized molecular testing equipment and that focuses on the diagnosis and treatment of critical diseases, including COVID-19. Clarity Labs is also engaged in the business of manufacturing, importing and distributions various medical tests. Under the JV, the Company and Clarity Labs will jointly market, sell, and distributed certain products and services (“Clarity Mobile Venture”). As of December 31, 2020, $965,561 was due to Clarity Labs for expenses paid on behalf of Clarity Mobile Venture, and is included in Due to Affiliates on the accompanying consolidated balance sheets. In addition, during the year ended December 31, 2020, the Company recognized revenue of $641,178 to Clarity Labs, of which $420,773 is included in accounts receivable as of December 31, 2020.

Cash and cash equivalents – The Company considers cash and cash equivalents to include all short-term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less upon acquisition. Cash and cash equivalents totaled $13,010,356 and $1,625,671 for the years ended December 31, 2020 and 2019, respectively.

Short-term investment – The Company classifies its investment consisting of a certificate of deposit with a maturity greater than three months but less than one year as short-term investment.  The Company had no short-term investment as of December 31, 2020 or 2019, respectively.

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

Inventory – Raw construction materials (primarily shipping containers and fabrication materials) are valued at the lower of cost (first-in, first-out method) or net realizable value. Finished goods and work-in-process inventories are valued at the lower of cost or net realizable value, using the specific identification method. Medical equipment and COVID-19 test and testing supplies are valued at the lower of cost, (first-in, first-out method) or net realizable value. As of December 31, 2020 there was inventory of $4,429 for construction materials, and $773,715 of medical equipment and COVID-19 test and testing supplies. There was no inventory for December 31, 2019.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2020 and 2019

3.	Summary of Significant Accounting Policies (continued)

Goodwill – The Company performs its impairment test of goodwill at the reporting unit level each fiscal year, or more frequently if events or circumstances change that would more likely than not reduce the fair value of its reporting unit below its carrying values. The Company performs a goodwill impairment test by comparing the fair value of the reporting unit with its carrying value and recognizes an impairment charge for the amount by which the carrying value exceeds the fair value, not to exceed the total amount of goodwill. The amount by which the carrying value of the goodwill exceeds its implied fair value, if any, is recognized as an impairment loss. The Company's evaluation of goodwill completed during the year ended December 31, 2019 resulted in impairment loss of $2,938,653, which represents the total goodwill impairment loss to date. The impairment loss was due to a deterioration in the Company's estimated future cash flows. There were no impairments during the year ended December 31, 2020 . The Company has taken the recent COVID-19 pandemic into consideration when determining impairment.

Intangible assets – Intangible assets consist of $2,766,000 of proprietary knowledge and technology, which is being amortized over 20 years. In addition, included in intangible assets is $97,164 of trademarks, and $5,300 of website costs that are being amortized over 5 years. The Company evaluated intangible assets for impairment during the year ended December 31, 2020, and determined that there are no impairment losses. The accumulated amortization and amortization expense as of and for the year ended December 31, 2020 was $649,855 and $148,541, respectively. The accumulated amortization and amortization expense as of and for the year ended December 31, 2019 was $1,614,315 and $145,124 respectively. The estimated amortization expense for the successive five years is as follows:

For the year ending December 31,:
2021	$158,793
2022	154,470
2023	152,676
2024	151,969
2025	148,551
Thereafter	1,452,150
$2,218,609

Property, plant and equipment – Property, plant and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated lives of each asset. Estimated useful lives for significant classes of assets are as follows: computer and software 3 to 5 years, furniture and other equipment 5 to 7 years, automobiles 2 to 5 years, buildings held for lease 5 to 7 years, and equipment 5 to 29 years. Repairs and maintenance are charged to expense when incurred.

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

For the Years Ended December 31, 2020 and 2019

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

The earnout liability represents the only financial liability measured at fair value on a recurring basis as of December 31, 2020 and was a level 3 asset. As of December 31, 2020, the estimated value of the earnout liability was zero.

Transfer into and transfers out of the hierarchy levels are recognized as if they had taken place at the end of the reporting period. There were no transfers into or out of the hierarchy levels during the year ended December 31, 2020 or 2019, besides the transfer in of the earnout liability.

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

For the Years Ended December 31, 2020 and 2019

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

With respect to receivables, concentrations of credit risk are limited to a few customers in the construction industry. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers other than normal lien rights. At December 31, 2020 and 2019, 79% and 92%, respectively, of the Company’s gross accounts receivable were due from three and one customers.

Revenue relating to three and two customers represented approximately 61% and 78% of the Company’s total revenue for the years ended December 31, 2020 and 2019, respectively.

For the year ended December 31, 2020, there were no vendors which represented 10% or more of our cost of revenue. For the year ended December 31, 2019, 74% of our cost of revenue related to three vendors. The Company believes it has access to alternative suppliers, with limited disruption to the business, should circumstances change with its existing suppliers.

4.	Accounts Receivable

At December 31, 2020 and 2019, the Company’s accounts receivable consisted of the following:

	2020	2019
Billed:
Construction services	$1,391,555	$1,321,575
Engineering services	86,264	14,594
Medical revenue	1,157,819	—
Retainage receivable	615,136	544,911
Other receivable	180,748	6,000
Total gross receivables	3,431,522	1,887,080
Less: allowance for doubtful accounts	(795,914)	(785,895)
Total net receivables	$2,635,608	$1,101,185

Receivables are evaluated for collectability and allowances for potential losses are established or maintained on applicable receivables.  The allowance for doubtful accounts was $795,914 as of December 31, 2020. There was a provision for doubtful accounts of $10,018, and no write offs for the year ended December 31, 2020. There was no provision for doubtful accounts and write offs were $54,000 for the year ended December 31, 2019.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2020 and 2019

5.	Contract Assets and Contract Liabilities

Costs and estimated earnings on uncompleted contracts, which represent contract assets and contract liabilities, consisted of the following at December 31, 2020 and 2019:

	2020	2019
Costs incurred on uncompleted contracts	$4,572,581	$513,558
Estimated earnings to date on uncompleted contracts	872,302	127,032
Gross contract assets	5,444,883	640,590
Less: billings to date	(5,916,487)	(703,532)
Net contract assets (liabilities)	$(471,604)	$(62,942)

The above amounts are included in the accompanying condensed consolidated balance sheets under the following captions at December 31, 2020 and 2019.

	2020	2019
Contract assets	$1,303,136	$106,015
Contract liabilities	(1,774,740)	(168,957)
Net contract assets (liabilities)	$(471,604)	$(62,942)

Although management believes it has established adequate procedures for estimating costs to complete on open contracts, it is at least reasonably possible that additional significant costs could occur on contracts prior to completion. The Company periodically evaluates and revises its estimates and makes adjustments when they are considered necessary.

6.	Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation and amortization and depreciated using the straight-line method over their useful lives. At December 31, 2020 and 2019, the Company’s property, plant and equipment, net consisted of the following:

	2020	2019
Computer equipment and software	$73,991	$18,862
Furniture and other equipment	11,593	1,885
Leasehold improvements	6,071	—
Equipment and machinery	1,127,647	—
Automobiles	4,638	—
Building held for lease	501,336	—
Laboratory and temporary units	1,016,238	—
Property, plant and equipment	2,741,514	20,747
Less: accumulated depreciation	(58,500)	(9,000)
Property, plant and equipment, net	$2,683,014	$11,747

Depreciation expense for the years ended December 31, 2020 and 2019 amounted to $50,655 and $9,621, respectively.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2020 and 2019

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

On February 4, 2020, the Company entered into a Securities Purchase Agreement with an accredited investor, pursuant to which the Company issued to the investor a secured note in the aggregate principal amount of $200,000 (“Note”) that bears interest at a rate of nine percent (9%) per annum, due on July 31, 2023, that is secured under a Pledge Agreement, dated February 4, 2020, entered into with the investor by a security interest in the royalty payable to the Company under that certain Exclusive License Agreement, dated October 3, 2019, with CPF GP 2019-1 LLC. The Company had the right to prepay the Note, in whole or in part, at any time and from time to time, without premium or penalty. During the year ended December 31, 2020, the Note to investor of $200,000 and unpaid accrued interest of $6,263 was converted into 73,665 shares of the Company's common stock.

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

The purchase consideration amounted to:

Cash	$1,059,600
Earnout liability	—
Settlement of accounts receivable and net contract liabilities	(94,980)
$964,620

The settlement of accounts receivable and net contract liabilities represents amounts effectively settled upon the purchase of Echo, which originated from contacts between the Company and Echo prior to the purchase date.

The following table summarizes the preliminary allocation of the purchase price to the assets acquired and liabilities assumed for the Echo Acquisition:

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Years Ended December 31, 2020 and  2019

9.	Business Combination (continued)

Cash and cash equivalents	$316,432
Accounts receivable	252,557
Inventories	130,799
Prepaid expenses and other current assets	7,400
Property, plant and equipment	1,154,818
Right-of-use assets	57,120
Goodwill	85,810
Intangible assets	68,344
Accounts payable and accrued expenses	(733,529)
Assumed liability	(285,204)
Contract liabilities	(32,807)
Lease liability	(57,120)
$964,620

As part of the Echo Acquisition, the Company recorded an earnout liability for additional payments due to the sellers of Echo. These payments are due in accordance with the APA and are based upon the net income obtained from the Echo business during certain earnout periods. The initial earnout liability of $0 was based on the fair value of the earnout liability at the acquisition date, and would be payable in cash and shares of restricted common stock of the Company.

10.	Leases

The Company leases an office, a plant and certain equipment under non-cancelable operating lease agreements. The leases have remaining lease terms of two and a half years to five years. The plant lease includes an option to extend the lease for up to five years.

 Supplemental balance sheet information related to leases is as follows:

Balance Sheet Location		December 31, 2020
Operating Leases
Right-of-use assets, net		$1,486,067

Current liabilities	Lease liability, current maturities	(307,737)
Non-current liabilities	Lease liability, net of current maturities	(1,178,458)
Total operating lease liabilities		$(1,486,195)

Finance Leases
Right-of-use assets		$51,478

Current liabilities	Lease liability, current maturities	(18,917)
Non-current liabilities	Lease liability, net of current maturities	(31,136)
Total finance lease liabilities		$(50,053)

Weighted Average Remaining Lease Term
Operating leases		4.66 years
Finance leases		2.61 years
Weighted Average Discount Rate
Operating leases		3%
Finance leases		3%
F-21

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Years Ended December 31, 2020 and  2019

10.	Leases (continued)

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

Anticipated future lease costs, which are based in part on certain assumptions to approximate minimum annual rental commitments under non-cancelable leases, are as follows:

Year Ending December 31,	Operating	Financing	Total
2021	$348,117	$20,160	$368,277
2022	348,984	20,160	369,144
2023	330,300	11,760	342,060
2024	324,000	—	324,000
2025	243,000	—	243,000
Total lease payments	1,594,401	52,080	1,646,481
Less: Imputed interest	108,206	2,027	110,233
Present value of lease liabilities	$1,486,195	$50,053	$1,536,248

Operating leases for office space and the plant, with total lease payments of $1,683,000, has been leased from an affiliate of the sellers of Echo.

11.	Convertible Debentures

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

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2020 and 2019

The Debenture was convertible into shares of the Company’s common stock only upon (i) the occurrence of an Event of Default (as defined in the Debenture) or (ii) at maturity in the event any principal remains outstanding, at a conversion price equal to the lower of (x) 67.5% of the lowest daily VWAPs of the common stock during the five consecutive trading days immediately preceding the Event of Default or date of maturity or (y) if the Debenture was not fully paid as of the Maturity, the lowest daily VWAP during the ten (10) consecutive trading days immediately preceding the date of the applicable Conversion, and based on a conversion amount determined by the product of (x) the portion of the principal and accrued interest to be converted and (y) 120% or (y) if the Debenture was not fully paid as of the Maturity Date and no conversions have been effected under the Debenture, the lowest daily VWAP during the ten (10) consecutive Trading Days immediately preceding the date of the applicable Conversion; provided, however, that the Company will not issue any shares of common stock upon conversion of the Debenture if the investor would exceed the aggregate number of shares of common stock which the Company may issue upon conversion or exercise (as the case may be) of the Debenture without breaching the Company’s obligations under the rules or regulations of the Nasdaq Stock Market, including rules related to the aggregate of offerings under NASDAQ Listing Rule 5635(d) (which currently limit such issuance to 60,048 shares, which is 19.99% of the Company’s outstanding shares as of the date hereof). In addition, subject to limited exceptions, the investor did not have the right to convert any portion of the Debenture if the investor, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to its conversion and under no circumstances could convert the Debenture if the investor, together with its affiliates, would beneficially own in excess of 9.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to its conversion.

In connection with this transaction, the Company entered into a Placement Agency Agreement (the “Placement Agency Agreement”) with ThinkEquity, a division of Fordham Financial Management, Inc. (the “Placement Agent”), pursuant to which the Company  agreed to pay the Placement Agent a cash fee equal to 9% of the gross proceeds received by the Company from the investor in this transaction, as well as a one-time expense fee of $15,000 for aggregate out-of-pocket expenses incurred collectively in this transaction. Pursuant to the Placement Agency Agreement, the Company also agreed to grant to the Placement Agent or its designees warrants to purchase up to 9% of the aggregate number of shares of common stock underlying the Debenture, which equals 5,404 shares of common stock, at an exercise price of 110% of the closing price of the Company’s common stock on the closing date (the “Placement Agent Warrants”).

The Placement Agent Warrants wereexercisable, in whole or in part, commencing on the issuance date and have an exercise period of five years. In the event that there was not an effective registration statement permitting for the resale of the shares underlying the Placement Agent Warrants, the Placement Agent Warrant’s were exercisable on a cashless basis. There were significant restrictions pursuant to FINRA Rule 5110 against transferring the Placement Agent’s Warrants and the shares issuable upon exercise of the Placement Agent Warrants during the one hundred eighty (180) days after the closing date.

On December 10, 2019, the Company and ThinkEquity entered into a waiver agreement (“Waiver of Warrant”) pursuant to which ThinkEquity surrendered its rights to a warrant previously issued to ThinkEquity on November 12, 2019 to purchase 5,404 shares of the Company’s common stock as compensation for acting as placement agent for the private placement of the Debenture.

12.	Income Taxes

The Company’s provision (benefit) for income taxes consists of the following for the year ended December 31, 2020 and 2019:

	2020	2019
Deferred:
Federal	$(974,181)	$(828,472)
State and local	(567,767)	564,363
Total deferred	(1,541,948)	(264,109)
Total provision (benefit) for income taxes	(1,541,948)	(264,109)
Less: valuation reserve	1,541,948	264,109
Income tax provision	$—	$—

A reconciliation of the federal statutory rate to 0% for the year ended December 31, 2020 and 2019 to the effective rate for income from operations before income taxes is as follows:

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2020 and 2019

12.	Income Taxes (continued)

	2020	2019

Benefit for income taxes at federal statutory rate	21.0%	21.0%
State and local income taxes, net of federal benefit	3.9	1.1
Goodwill impairment	—	(9.1)
Change in state rate	—	(11.2)
Less valuation allowance	(24.9)	(1.8)
Effective income tax rate	0.0%	0.0%

The tax effects of these temporary differences along with the net operating losses, net of an allowance for credits, have been recognized as deferred tax assets (liabilities) at December 31, 2020 and 2019 as follows:

	2020	2019
Net operating loss carryforward	$4,127,323	$2,857,456
Bad debt reserve	197,785	173,840
Employee stock compensation	800,036	445,799
Intangible assets	(529,260)	(502,709)
Depreciation	(44,979)	(850)
Accrued expenses	47,184	82,628
Charity	205	181
Net deferred tax asset	4,598,294	3,056,345
Valuation allowance	(4,598,294)	(3,056,345)
Net deferred tax asset	$—	$—

The Company establishes a valuation allowance, if based on the weight of available evidence, it is more likely than not that some portion or all of the deferred assets will not be realized. During 2020 certain adjustments were made to the Company’s net operating loss carryforward tax asset for IRC Section 382 limitations. The valuation allowance increased by $1,541,948 and $264,109 during 2020 and 2019, respectively.

As of December 31, 2020, the Company had a net operating loss carryforward of approximately $16.6 million for Federal and State tax purposes. The net operating loss expires beginning 2030 through 2037 for those losses generated in 2017 and prior years. Approximately $5.5 million of such net operating losses will carryforward indefinitely and be available to offset up to 80% of future taxable income each year. Subsequent to December 31, 2019, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was passed, which temporarily removes such 80% limitation for years 2019 and 2020. The Company’s net operating loss carryforward may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code.

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

The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expenses. As of December 31, 2020, the Company has no unrecognized tax positions, including interest and penalties. The tax years 2017 - 2019 are still open to examination by the major tax jurisdictions in which the Company operates. The Company files returns in the United States Federal tax jurisdiction and various other state jurisdictions.
F-24

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2020 and 2019

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

At December 31, 2020, there were options, including options granted to non-employees and non-directors, restricted stock units and warrants to purchase 36,436, 884,343 and 353,190 shares of common stock, respectively, outstanding that could potentially dilute future net income per share. Because the Company had a net loss as of December 31, 2020, it is prohibited from including potential common shares in the computation of diluted per share amounts. Accordingly, the Company has used the same number of shares outstanding to calculate both the basic and diluted loss per share. At December 31, 2019, there were options, including options to non-employees and non-directors, restricted stock units and warrants to purchase 53,170, 21,859 and 53,189 shares of common stock, respectively, outstanding that could potentially dilute future net income per share.

14.	Construction Backlog

The following represents the backlog of signed construction and engineering contracts in existence at December 31, 2020 and 2019, which represents the amount of revenue the Company expects to realize from work to be performed on uncompleted contracts in progress and from contractual agreements in effect at December 31, 2020 and December 31, 2019, respectively, on which work has not yet begun:

	2020	2019
Balance - beginning of period	$17,634,261	$97,657,379
New contracts and change orders during the period	13,816,785	17,659,053
Adjustments and cancellations, net	(27,370)	(94,697,336)
Subtotal	31,423,676	20,619,096
Less: contract revenue earned during the period	(6,306,215)	(2,984,835)
Balance - end of period	$25,117,461	$17,634,261

Backlog at December 31, 2020 included one large contract entered into by the Company during the third quarter of 2019 in the amount of approximately $17 million, and entered into two contracts during the third quarter of 2020 in the amount of approximately $4 million and approximately $2.95 million. The Company expects that all of this revenue will be realized by September 30, 2022. During the second quarter of 2019, the Company moved a $25.0 million contract out of backlog after receiving a cancellation notice from the customer. During the third quarter of 2019, the Company removed two contracts in the amount of $55 million and $15 million out of backlog due to the fact that these projects fall under the exclusive license agreement (“ELA”) executed during the fourth quarter of 2019. Under the ELA, the Company cannot guarantee, but expects to receive, approximately $2.4 million in royalties for one such project. The Company expects to receive these royalties for this one such project through June 30, 2022. Backlog does not include expected royalty fees to the Company under the ELA from projects to be delivered by our licensee. The Company entered into three contracts during the fourth quarter of 2020 in the amount of approximately $2.7 million, $0.80 million, and $0.70 million.

The Company’s remaining backlog as of December 31, 2020 represents the remaining transaction price of firm contracts for which work has not been performed and excludes unexercised contract options.

The Company expects to satisfy its backlog which represents the remaining unsatisfied performance obligation on contracts as of December 31, 2020 over the following period:

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2020 and 2019

2020
Within 1 year	$12,261,211
1 to 2 years	12,856,250
Thereafter	—
Total Backlog	$25,117,461

Although backlog reflects business that is considered to be firm, cancellations, deferrals or scope adjustments may occur. Backlog is adjusted to reflect any known project cancellations, revisions to project scope and cost and project deferrals, as appropriate.

15.	Stockholders’ Equity

Public Offerings – In June 2017, the Company issued 75,000 shares of its common stock at $100.00 per share through the Public Offering. The Company incurred $1,388,615 in issuance costs from the Public Offering and issued 3,750 warrants valued at $55,475 to the underwriters (as discussed in Note 16).

In July 2017, as permitted by the underwriting agreement entered into in connection with the Public Offering, the underwriters exercised their option to purchase an additional 11,250 shares of common stock at $100.00 per share. The Company incurred $176,771 in issuance costs from this issuance. In connection with this exercise, certain affiliates of the underwriters were granted additional warrants to purchase 563 shares of common stock in the aggregate valued at $8,321 (as discussed in Note 16).

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

Securities Purchase Agreement – In April 2019, the Company issued 42,388 shares of its common stock at $22.00 per share through a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional investors and accredited investors. Concurrently with the sale of the common stock, pursuant to the Purchase Agreement, the Company also sold common stock purchase warrants to such investors to purchase up to an aggregate of 42,388 shares of common stock. The Company incurred $379,816 in issuance costs from the offering and issued 4,239 warrants to the underwriters. The warrants are further discussed in Note 16.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2020 and 2019

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

Underwriting Agreement – In August 2019, the Company issued 45,000 shares of its common stock at $17.00 per share pursuant to the terms of an Underwriting Agreement (the “Underwriting Agreement”) to the public. The Company incurred $181,695 in issuance costs from the offering and issued warrants to purchase 2,250 shares of common stock to the underwriter. The warrants are further discussed in Note 16.

16.	Warrants

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

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2020 and 2019

17.	Share-based Compensation

On October 26, 2016, the Company’s Board of Directors approved the Company’s 2016 Stock Incentive Plan which authorized the issuance of up to 25,000 shares of the Company’s common stock in the form of restricted stock or options (“2016 Stock Plan”). Effective January 20, 2017, the 2016 Stock Plan was amended and restated as the SG Blocks, Inc. Stock Incentive Plan, as further amended effective June 1, 2018  and further amended July 30, 2020 (the “Incentive Plan”). The Incentive Plan authorizes the issuance of up to 1,000,000 shares of common stock. It authorizes the issuance of equity-based awards in the form of stock options, stock appreciation rights, restricted shares, restricted share units, other share-based awards and cash-based awards  to non-employee directors and to officers, employees and consultants of the Company and its subsidiary, except that incentive stock options may only be granted to the Company’s employees and its subsidiary’s employees. The Incentive Plan expires on October 26, 2026, and is administered by the Company’s Compensation Committee of the Board of Directors. Each of the Company’s employees, directors, and consultants are eligible to participate in the Incentive Plan. As of December 31, 2020, there were 179,547 shares of common stock available for issuance under the Incentive Plan.

Stock-based compensation expense is included in the consolidated statements of operations as follows:

	Year Ended December 31,
	2020	2019
Payroll and related expenses	$1,204,095	$715,904
Marketing and business development expenses	57,120	13,500
Total	$1,261,215	$729,404

The following table presents total stock-based compensation expense by security type included in the consolidated statements of operations:

	Year Ended December 31,
	2020	2019
Stock options	$10,667	$150,580
RSUs	1,250,548	578,824
Total	$1,261,215	$729,404

Because the Company does not have significant historical data on employee exercise behavior, the Company uses the “Simplified Method” to calculate the expected life of the stock-based option awards granted to employees. The simplified method is calculated by averaging the vesting period and contractual term of the options.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2020 and 2019

17.	Share-based Compensation (continued)

The following table summarizes stock-based option activities and changes during the years ended December 31, 2020 and 2019, as described below:

	Shares	Weighted Average Fair Value Per Share	Weighted Average Exercise Price Per Share	Weighted Average Remaining Terms (in years)	Aggregate Intrinsic Value
Outstanding – December 31, 2018	55,253	$24.80	$81.20	8.41	$—
Granted	—	—	—
Exercised	—	—	—
Cancelled	(2,083)	—	—
Outstanding – December 31, 2019	53,170	$24.80	$81.20	7.40	$—
Granted	—	—	—
Exercised	—	—	—
Cancelled	(16,733)	—	—
Outstanding – December 31, 2020	36,437	35.54	78.71	6.34	$—
Exercisable – December 31, 2019	52,649	24.80	81.20	7.39	—
Exercisable – December 31, 2020	36,332	$24.80	$78.67	6.34	$—

For the years ended December 31, 2020 and December 31, 2019, the Company recognized stock-based compensation expense of $10,667 and $150,580, respectively, related to stock options. This expense is included in payroll and related expenses in the accompanying consolidated statements of operations.

As of December 31, 2020, there was $2,667 of total unrecognized compensation costs related to non-vested stock options, which will be expensed over a weighted average period of less than 1 year. The intrinsic value is calculated as the difference between the fair value of the stock price at year end and the exercise price of each of the outstanding stock options. The fair value of the stock price at December 31, 2020 was $6.10 per share.

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

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2020 and 2019

17.	Share-based Compensation (continued)

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

On November 11, 2020, a total of 46,826 of restricted stock units were granted to three of the Company’s non-employee directors, under the Incentive Plan, at the calculated fair value of $2.39 per share, which represents the closing price of the Company’s common stock on November 11, 2020. The restricted stock units granted on November 11, 2020 will vest 1/2 on November 11, 2020 and 1/2 on the one year anniversary of the grant date, subject to each individual’s continued service as a director of the Company through such date, and are payable six months after the termination of the director from the Company’s Board of Directors or death or disability. The fair value of these units upon issuance amounted to $111,920.

On December 9, 2020, a total of 372,000 of restricted stock units were granted to Mr. Galvin, under the Company's stock-based compensation plan, at the fair value of $3.28 per share, which represents the closing price of the Company's common stock on December 9, 2020. Restricted stock units granted to Mr. Galvin will vest 1/2 on December 9, 2020 and 1/2 on the first year anniversary of the grant date. The fair value of these units upon issuance amounted to $1,220,160.

For the year ended December 31, 2020 and 2019, the Company recognized stock-based compensation of $1,250,548 and $578,824 related to restricted stock units. This expense is included in the payroll and related expenses and marketing and business development expense in the accompanying condensed consolidated statement of operations. For the year ended December 31, 2020  and 2019, the Company recognized $0 and $217,256, respectively, related to restricted stock units in lieu of accrued compensation.

The following table summarized restricted stock unit activities during the year ended December 31, 2020:

Number of Shares
Non-vested balance at January 1, 2020	8,938
Granted	891,157
Vested	(368,591)
Forfeited/Expired	(4,000)
Non-vested balance at December 31, 2020	527,504

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2020 and 2019

18.	Commitments and Contingencies

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

Pizzarotti’s suit arose from a contract dated April 3, 2018 that it executed with Phipps whereby Pizzarotti, a construction manager, engaged Phipps to perform stone procuring and tile work at a construction project located at 161 Maiden Lane, New York 10038. Pizzarotti’s claims against the Company arise from a purported assignment agreement dated August 10, 2018, whereby Pizzarotti claims that the Company agreed to assume certain obligations of Phipps under a certain trade contract between Pizzarotti and Phipps & Co.  Phipps’ claims against the Company arise from a purported Assignment Agreement, dated as of May 30, 2018, between Pizzarotti, Phipps and the Company (the “Assignment Agreement”), pursuant to which, it is alleged, that the Company agreed to provide a letter of credit in connection with  the sub-contracted work to be provided by Phipps to Pizzarotti.

The Company believes that the Assignment Agreement was void for lack of consideration and moved to dismiss the case on those and other grounds. On June 17, 2020, the New York Supreme Court entered an order dismissing certain claims against the Company brought by cross claimant Phipps & Co. Specifically, the court dismissed Phipps’ claims for indemnification, contribution, fraud, negligence and negligent misrepresentation. The court did not dismiss Phipps’ claim for breach of the Assignment Agreement. The issue of the validity of the Assignment Agreement, and the Company’s defenses to the claims brought by the plaintiff Pizzarotti, and cross claimant Phipps, are being litigated. The Company maintains that the Assignment Agreement, to the extent valid and enforceable, was properly terminated and/or there are no damages, and, consequently, that the claims brought against the Company are without merit. The Company intends to vigorously defend the litigation.

The parties have engaged in written discovery but no depositions have been conducted as of yet. By motion dated February 24, 2021, Pizzarotti moved to stay the entire action pending the outcome of a separate litigation captioned Pizzarotti, LLC v. FPG Maiden Lane, LLC et. al., Index No. 651697/2019, involving some of the same parties (but excluding the Company). Phipps cross moved to consolidate the two actions. The Company has opposed both motions and the Court has yet to rule on the same. Pending the Court’s ruling on said motions discovery in the matter has been temporarily stayed.

Litigation is subject to many uncertainties, and the outcome of this action is not predicted with assurance. The Company is currently unable to predict the possible loss or range of loss, if any, associated with the resolution of this litigation, and, accordingly, the Company has made no provision related to this matter in the condensed consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2020 and 2019

18.	Commitments and Contingencies (continued)

1.       Teton Buildings, LLC

(i) On January 1, 2019, SG Blocks commenced an action against Teton Buildings, LLC (“Teton”) in Harris County, Texas (“Teton Action”) to recover approximately $2,100,000 arising from defendant’s breach of the operative contract related to Heart of Los Angeles construction project in Los Angeles (the “HOLA Project”). The Petition brought claims of breach of contract, negligence, and breach of express warranty. The Firm did not represent the Company in connection with the Teton Action.

(ii) On or about September 12, 2018, the Company entered into a Firm Price Quote and Purchase (the “GVL Contract”) with Teton to govern the manufacture and provision of 23 shipping containers and modular units (the “Teton GVL Modules”) for the Four Oaks Gather GVL project in South Carolina (the “GVL Project.”). The Company maintains that Teton breached the GVL Contract by (i) failing to timely deliver the Teton GVL Modules, (ii) delivering Teton GVL Modules that were defective in their design and manufacture, (iii) otherwise failed to meet South Carolina Building Code regulations and (iv) breached applicable warranties. As a result of the breach and defects in performance, design and manufacture by Teton, Company asserts that it has sustained approximately $761,401.66 in actual and consequential damages, excluding attorney’s fees.

On October 16, 2019, Teton filed for Chapter 11 in the United States Bankruptcy Court for Southern District of Texas, Houston Division styled In re: Teton Buildings, LLC and bearing the case number 19-35811. The Firm was engaged to file a proof of claim in the Teton Bankruptcy. On February 11, 2020, the Company filed a proof of claim again Teton in the amount of $2,861,401.66 arising from the HOLA Project and the GVL Contract.

On or about March 16, 2020, the Bankruptcy Court converted Teton’s Chapter 11 reorganization case to a Chapter 7 liquidation case. On July 18, 2019, Ronald Sommers, the Chapter 7 Trustee, filed a Report of No Distribution stating that there is no property available for distribution to creditors. On August 20, 2019, the Bankruptcy Court closed the Teton bankruptcy case. As such, there is no prospect of any recovery against Teton.

On January 22, 2021, the Company filed a third-party complaint against Teton in the United States District Court for the Central District of California, Case No. 2:20-cv-03432 (“Teton Action”), seeking to determine Teton’s liability in its capacity as a bankruptcy debtor in order to collect any damages payable from Teton’s liability insurance carrier or carriers.

The Company is currently unable to predict the possible loss or range of loss, if any, associated with the resolution of this litigation, and, accordingly, the Company has made no provision related to this matter in the condensed consolidated financial statements.

2.       SG Blocks, Inc. v HOLA Community Partners, et. al.

On April 13, 2020, Plaintiff SG Blocks, Inc. (“SG Blocks”) filed a Complaint against HOLA Community Partners (“HCP”), Heart of Los Angeles Youth, Inc. (“HOLA”) (HCP and HOLA are collectively referred to as the “HOLA Defendants”), and the City of Los Angeles (“City”) in the United States District Court for the Central District of California, Case No. 2:20-cv-03432-ODW (“HOLA Action”). The Company asserted seven claims against HOLA Defendants arising out of and related to the HOLA Project, to wit,  for: (1) breach of contract; (2) conversion; (3) default and judicial foreclosure under the Agreement as a security agreement; (4) misappropriation of trade secrets under California Civil Code section 3426; (5) misappropriation of trade secrets under 18 U.S.C. § 1836; and (6) intentional interference with contractual relations.

On April 20, 2020, HOLA filed a separate action against the Company in the Los Angeles Superior Court arising out of the HOLA Project, asserting claims of (1) negligence; (2) strict products liability; (3) strict products liability, (4) breach of contract; (5) breach of express warranty; (6) violation of Business and Professions Code § 7031(b); and (7) violation of California’s unfair competition law, Business and Professions Code section 17200 (“UCL”) (“HOLA State Court Action”). The HOLA State Court Action was removed to the Central District of California and consolidated with the HOLA Action.

On January 22, 2021, the Company filed a Third-Party Complaint in the HOLA Action against Third-Party Defendants Teton Buildings, LLC, Avesi Construction, LLC, and American Home Building and Masonry Corp (“AHB”) for indemnity and contribution with respect to HOLA’s claims. The Company has also notified its general liability carrier Sompo International regarding coverage concerning HOLA’s claims

On February 25, 2021, the Court entered an order dismissing the Company’s claims for  (1) breach of contract; (2) conversion; (3) default and judicial foreclosure under the Agreement as a security agreement; (4) misappropriation of trade secrets under California Civil Code section 3426; (5) misappropriation of trade secrets under 18 U.S.C. § 1836; but denied dismissal of the Company’s claims for intentional interference with contractual relations. The Court also denied the Company’s motion to dismiss HOLA’s claims. The case is currently entering the discovery stage and a trial date has been set for March 22, 2022.

Litigation is subject to many uncertainties, and the outcome of this action is not predicted with assurance. The Company is currently unable to predict the outcome or possible recovery or loss or range of loss, if any, associated with the resolution of this litigation, and, accordingly, the Company has made no provision related to this matter in the condensed consolidated financial statements.

3.       SG Blocks, Inc. v. EDI International, PC.-

On June 21, 2019, SG Blocks filed a lawsuit against EDI International, PC, a New Jersey corporation, in connection with the parties' consulting agreement, dated June 29, 2016,  pursuant to which EDI International, PC, was to provide, for a fee, certain architectural and  design services for the HOLA Project. SG Blocks, Inc. claims that EDI International, PC, tortiously  interfered with SG Blocks, Inc's economic relationship with HOLA Community Partners and  Heart of Los Angeles Youth, Inc. EDI International, PC, filed a cross-complaint for alleged unpaid fees and tortious interference with EDI International, PC's contractual relationship with HOLA Community Partners and Heart of Los Angeles Youth, Inc. EDI International, PC's cross-complaint seeks in excess of $30,428.71 in damages. On July 8, 2020, SG Blocks, Inc. added PVE LLC as a defendant in the lawsuit, claiming PVE LLC is liable to the same extent as EDI International, PC. The case is currently in the discovery stage and a trial date has been set for May 2, 2022.

Litigation is subject to many uncertainties, and the outcome of this action is not predicted with assurance. The Company is currently unable to predict the outcome or possible recovery or loss or range of loss, if any, associated with the resolution of this litigation, and, accordingly, the Company has made no provision related to this matter in the condensed consolidated financial statements.

Other Litigation

1.       Shetty  v. SG Blocks, Inc. et. al., Case No. 20-CV-00550, United States District Court, Eastern District of New York.

On January 31, 2020, Mahesh Shetty, the Company’s former President and Chief Financial Officer (“Former Employee”), filed suit against the Company and its Chairman and Chief Executive Officer, Paul Galvin, claiming (i) $372,638 in unpaid wages and bonuses and (ii) $300,000 due in severance (hereafter the “Action”). On March 25, 2020, the Former Employee filed an amended complaint raising additional claims of retaliation under the Fair Labor Standards Act, 29 U.S.C. §201 et. seq. (“FLSA”), and contractual indemnification.

On April 27, 2020, the Company filed a motion to  dismiss the Action.  The Company asserted that the Former Employee agreed to accept (and did receive) restricted stock units of the Company’s common stock in full satisfaction and payment of all alleged unpaid wages and bonuses that are claimed in the Action, and/or has otherwise been paid in full for all amounts claimed. The Company further maintained that the Former Employee’s employment agreement precludes any entitlement to or liability for severance.

On June 15, 2020, the Court entered a decision granting in part and denying in part the Company’s motion to dismiss. Specifically, the Court dismissed the Former Employee’s claim (i) for severance (in the amount of $300,000) and unpaid wages pursuant to the FLSA, but denied dismissal of the Former Employee’s claims for retaliation under the FLSA or unpaid wages allegedly due under the New York Labor Law.

The parties are in the middle of pre-trial discovery, having  served discovery requests upon each other but have yet to respond to same or to schedule depositions of the parties (and/or third party witnesses). No trial date has been set.

Litigation is subject to many uncertainties, and the outcome of this action is not predicted with assurance. The Company is currently unable to predict the outcome or possible recovery or loss or range of loss, if any, associated with the resolution of this litigation, and, accordingly, the Company has made no provision related to this matter in the condensed consolidated financial statements.

2.       SG Blocks, Inc. v. Osang Healthcare Company, Ltd.,

On April 14, 2021, the Company commenced an action against Osang Healthcare Company, Ltd. (“Osang”) in the United States District Court, Eastern District of New York, Case No. 21-01990 (“Osang Action”). The Company has asserted that Osang materially breached a certain Managed Supply Agreement (“MSA”) entered into between the parties on October 12, 2020, pursuant to which the Company received on consignment two million (2,000,000) units of Osang’s “Genefinder Plus RealAmp Covid-19 PCR Test” (the “Covid-19 Test”) for domestic and international distribution. The Company has also asserted that Osang breached the covenant of good faith and fair dealing, fraudulently induced it to enter into the MSA, and violated §349 of the New York General Business Law’s prohibition of deceptive business practices.

Litigation is subject to many uncertainties, and the outcome of this action is not predicted with assurance. The Company is currently unable to predict the outcome or possible recovery, if any, associated with the resolution of this litigation, and, accordingly, the Company has made no provision related to this matter in the condensed consolidated financial statements.

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

F-32

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2020 and 2019

19.	Subsequent Events

Subsequent to December 31, 2020, the Company has received $703,437 in proceeds from the exercise of warrants to purchase an aggregate of 225,100 shares of its common stock.

In addition, subsequent to December 31, 2020, the Company has formed SGB Development Corp. (“Development”). Development will provide real property development to low and moderate income housing. The projects for Development will be built by SG Echo. In addition, Development has entered into a contract to acquire and develop an approximately 7-acre site in Austin, Texas, which is expected to yield a maximum of 225 condo units.

The Company executed our option to acquire Echo’s real estate holdings in Durant, OK, consisting of a 19-acre site and all of its structures and we expect to close on the Echo site in the second quarter of 2021.

F-33