Form 10-K/A
period 2020-12-31
SG BLOCKS, INC.
filed 2021-04-30
CIK 1023994

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                           to

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of April 29, 2021, the issuer had a total of 8,822,489 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K/A: None

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment No. 1”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “2020 Form 10-K”) originally filed on April 15, 2021 (the “Original Filing”) by SG Blocks, Inc., a Delaware corporation (“SG Blocks,” the “Company,” “we,” or “us”). We are filing this Amendment No. 1 to present the information required by Part III of Form 10-K as we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2020.

In addition to providing the omitted information required by Items 10 through 14 of Part III, this Amendment No. 1 amends Item 15 of Part IV to include new certifications being provided with this Amendment No.1 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, adds an omitted exhibit and amends the cover page to update the number of shares of Company stock outstanding and to remove the statement that information is being incorporated by reference from our definitive proxy statement.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

SG BLOCKS, INC.

FORM 10-K/A

(Amendment No. 1)

TABLE OF CONTENTS

ITEM		Page
	PART III

Item 10.	Directors, Executive Officers and Corporate Governance	1

Item 11.	Executive Compensation	7

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	14

Item 13.	Certain Relationships and Related Transactions, and Director Independence	15

Item 14.	Principal Accounting Fees and Services	16

	PART IV

Item 15.	Exhibits and Financial Statement Schedules	17

Item 16.	Form 10-K Summary	17

Signature		18

Exhibit 10.1

Exhibit 31.3

Exhibit 31.4

i

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Our Directors and Executive Officers

Below is certain information about our directors and executive officers.

Name	Age	Position	Served as an Officer and/or Director Since
Paul M. Galvin	58	Chairman of the Board of Directors and Chief Executive Officer	November 2011

Stevan Armstrong	73	Chief Technology Officer	November 2011

William Rogers	53	Chief Operating Officer	December 2020

Gerald Sheeran	40	Acting Chief Financial Officer	August 2019

Yaniv Blumenfeld (1)(3)(5)	48	Independent Director	April 2018

Christopher Melton (1)(2)(3)(5)(6)(7)	49	Independent Director	November 2011

Maggie Coleman (1)(3)(4)(5)	45	Independent Director	June 2020

(1)	Audit Committee Member.
(2)	Audit Committee Chairman.
(3)	Compensation Committee Member.
(4)	Compensation Committee Chairman.
(5)	Nominating and Corporate Governance Committee Member.
(6)	Nominating and Corporate Governance Committee Chair
(7)	Lead Independent Director.

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

We selected Mr. Galvin to serve on our Board because he brings extensive knowledge of the real estate and finance industries and managements experience. Mr. Galvin’s pertinent experience, qualifications, attributes and skills include his expertise in real estate development and management and finance.

Stevan Armstrong was appointed as the Company's President and Chief Operating Officer upon consummation of the Merger on November 4, 2011. Mr. Armstrong served as a director of the Company from November 4, 2011 until July 1, 2016. Mr. Armstrong is a founder of SGBlocks, LLC. Mr. Armstrong has served as the President and Chief Operating Officer of SGB and its predecessor entity since April 2009 and as a director of SGB and its predecessor entity since January 2007. From 2003 until fully phasing out in March 2010, he was a minority partner (owner) and Chief Construction Officer for Stratford Companies, a large senior housing development group, where he had complete responsibility for all engineering, design construction, and commissioning of over $250,000,000 of facilities over a three-year period. Prior to that, he was the Executive Vice President for Operations of Hospital Affiliates Development Corp., a proprietary health care company specializing in the development of healthcare and senior care projects both domestically and internationally. Mr. Armstrong managed the design and construction of healthcare and elderly care housing projects in 40 states and 16 foreign countries with overall responsibility for operations. His background includes structural design engineering for large-scale healthcare projects, project scheduling, and management of development of construction budgets. He spent much of his early career working on-site as a field engineer and construction specialist. Mr. Armstrong served 30 years on active and reserve duty as a Civil Engineering Corps Officer for the U.S. Navy, retiring as Assistant Chief of Staff for Operations for the Atlantic Seabees (Navy Construction Battalions) both Active and Reserve based out of Norfolk, Virginia, with 8,000 engineering and construction troops reporting to headquarters. Mr. Armstrong was responsible for their operations both in the U.S. and worldwide. Mr. Armstrong holds a Bachelor of Architectural Engineering from Pennsylvania State University and a Master's in Engineering from George Washington University. Mr. Armstrong brings extensive design, construction, and engineering expertise to the Company and his pertinent experience, qualifications, attributes, and skills include real estate and development expertise.

William Rogers has served as the Company’s Chief Operating Officer since December 2020. Mr.  Rogers has over 30  years  of professional construction experience as lead superintendent. From April 2007 through December 2020, Mr.  Rogers acted  as  the Construction Superintendent at Plaza Construction Corp. based out of New York City. As the Construction Superintendent, Mr. Rogers supervised and directed subcontractors while demonstrating strong leadership, communication, organizational and time management skills. As part of his responsibilities, Mr. Rogers monitored costs including labor and material, project schedule and progress, and coordinated the sequence of construction details.

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

We selected Mr. Blumenfeld to serve on our Board because he brings extensive knowledge of the real estate finance industry. Mr. Blumenfeld’s pertinent experience, qualifications, attributes and skills include expertise in real estate finance, risk-control, developments, investment banking and capital raising.

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

Maggie Coleman is a Senior Managing Director and Co-Head of International Capital, Americas at Jones Lang LaSalle Incorporated (NYSE: JLL), a Fortune 500 company, a position she has held since January 2020. In this role, Ms. Coleman leads a team that is primarily focused on cross-border capital deployment from global investors across Canada, EMEA and Asia Pacific. Ms. Coleman is responsible for placing capital from international investors into JLL’s direct transactions, structuring recapitalizations and joint ventures, while also helping offshore capital acquire and finance JLL’s global investment portfolios and large single asset sales. Ms. Coleman has been involved in over $20 billion in transactions and has directed the JLL platform that has executed over $53 billion in transactions since 2011, including over $10 billion in loan sales in the US, Europe and Asia. Further, Ms. Coleman is responsible for business development, client management and the execution of global transactions and is a frequent speaker on global capital flows in the real estate sector. Ms. Coleman also served in various other positions at JLL including as Executive Vice President at JLL form 2013-209 and Managing Director for, 2016-2019. Prior to the its merger with JLL in 2008, Ms. Coleman worked as a Director within the M&A Advisory Services group of Staubach Capital Markets specializing in real estate structured financial solutions and investment banking. Ms. Coleman earned a master’s degree from the University of Chicago in Political Economy and a bachelor’s degree in business economics & public policy (BEPP) and international business from Indiana University’s Kelley School of Business. Ms. Coleman is a council member of the Urban Development/Mixed-Use Council (UDMUC) at the Urban Land Institute. Commercial Property Executive named Ms. Coleman as a recipient of the “Rising Leader Award” for 2012. In 2012, Ms. Coleman also received the Catalyst Award from JLL for her achievements in team management. Ms. Coleman is affiliated with the Guild Board of the Boys & Girls Clubs of Chicago and is a member of the Board of Directors of the Jackson Chance Foundation.

We selected Ms. Coleman to serve on our Board because she brings extensive real estate investment knowledge. Ms. Coleman’s pertinent experience, qualifications, attributes and skills include expertise in real estate investment and financial literacy.

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

The Board has reviewed the materiality of any relationship that each of our directors has with the Company and has determined that each of Messrs. Blumenfeld, Melton, and Ms. Coleman is “independent” in accordance with the Nasdaq Listing Rules. Mr. Galvin is not considered “independent.” As such independent directors comprise a majority of our Board and the members of our Audit, Compensation and Nominating and Corporate Governance Committees are fully independent.

There are no family relationships between any of our directors, director nominees or executive officers.

Board and Committee Responsibilities

Generally

The Board is the ultimate decision-making body of the Company, except with respect to those matters to be decided by the stockholders. It selects the Chief Executive Officer and other members of the senior management team, which is charged with the conduct of the Company’s day-to-day business. The Board acts as an advisor and counselor to senior management and ultimately monitors its performance. The function of the Board to monitor the performance of senior management is facilitated by the presence of non- employee directors who have substantive knowledge of the Company’s business.

Our Board has established a separate standing Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee. Each of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee operates pursuant to a written charter, a copy of which may be viewed on the Company’s website at https://www.sgblocks.com under the “Investors—Corporate Governance” tab.

Audit Committee

The members of our Audit Committee are Mr. Melton, who serves as chairperson, Mr. Blumenfeld and Ms. Coleman. The Audit Committee Charter requires that the Audit Committee consist of at least three members of the Board, each of whom is required to be independent as defined by Nasdaq and SEC rules. The Board has determined that each member of the Audit Committee is independent, as defined by Rule 10A-3 of the Exchange Act and Nasdaq Marketplace Rule 5605(a)(2). The Board has also determined that Mr. Melton is an “audit committee financial expert,” as defined in Item 407(d)(5) of Regulation S-K under the Exchange Act.

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

All audit services to be provided to the Company by our independent public accounting firm, Whitley Penn, are pre-approved by the Audit Committee prior to the initiation of such services (except for items exempt from pre-approval requirements under applicable laws and rules). The Audit Committee approved all services provided by Whitley Penn to us during 2020.

Compensation Committee

The members of our Compensation Committee are Ms. Coleman, who serves as chairperson, Mr. Melton and Mr. Blumenfeld. The Compensation Committee Charter requires that the Compensation Committee consist of at least two members of the Board, each of whom is required to be independent as defined by Nasdaq rules. The Board has determined that each member of the Compensation Committee is independent, as defined in Nasdaq Marketplace Rule 5605(a)(2).

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

In performing its functions, the Compensation Committee may retain or obtain the advice of such compensation consultants, legal counsel and other advisors. In February 2018, the Compensation Committee retained Haigh & Company as its independent compensation consultant. With the assistance of Haigh & Company, the Compensation Committee developed and implemented an organizational framework covering salary, annual bonus and equity ownership, with the goal of attracting and retaining talented individuals who are critical to the Company’s long-term success and aligning pay with performance. Based on the information received from the consultant, the Compensation Committee believes that the work Haigh & Company performed in 2018 did not raise a conflict of interest and that it was fully independent. The Compensation Committee re-engaged Haigh & Company in September 2020 as its independent compensation consultant.

Nominating and Corporate Governance Committee

The members of our Nominating and Corporate Governance Committee are Mr. Melton, who serves as the chairperson, Mr. Blumenfeld and Ms. Coleman. The Nominating and Corporate Governance Committee Charter requires that the Nominating and Corporate Governance Committee consist of at least two members of the Board, each of whom is required to be independent as defined by Nasdaq rules. The Board has determined that each member of the Nominating and Corporate Governance Committee is independent, as defined in Nasdaq Marketplace Rule 5605(a)(2). Specific responsibilities of the Nominating and Corporate Governance Committee include: (i) considering and recommending to the Board, candidates for election to the Board; (ii) considering recommendations and proposals submitted by stockholders in respect of Board nominees, establishing policies in respect of such recommendations and proposals (including stockholder communications with the board of directors), and recommending any action to the Board in respect of such stockholder recommendations and proposals; (iii) identifying, evaluating and recommending to the board of directors, candidates to serve on committees of the Board; (iv) assessing the performance of the Board; and (v) reviewing risk governance structure, risk assessment and risk management practices and guidelines, policies and processes for risk assessment and risk management.

Ad Hoc Committees

During the year ended December 31, 2020, we also had an Executive Committee which was terminated in July 2020.

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

Based solely on a review of the copies of such forms that were received by us, or written representations from certain reporting persons that no Forms 5 were required for those persons, we are not aware of any failures to file reports or report transactions in a timely manner during the year ended December 31, 2020 other than a late Form 3 filing by Larry G. Swets upon becoming a 10% owner of our common stock and a late Form 4 filing by Mr. Swets upon acquisition of shares of our common stock.

Code of Business Conduct and Ethics

Our Board has adopted a Code of Business Conduct and Ethics that applies to all of our employees, officers and directors, including our principal executive officer, principal financial officer and principal accounting officer. The Code of Business Conduct and Ethics is posted on our website at https://www.sgblocks.com under the “Investors— Corporate Governance” tab, and is available free of charge, upon request to our Corporate Secretary at SG Blocks, Inc., 195 Montague Street, 14th Floor, Brooklyn, New York 11201; telephone number: (646) 240-4235. Any substantive amendment of the Code of Business Conduct and Ethics, and any waiver of the Code of Business Conduct and Ethics for executive officers or directors, will be made only after approval by the Board or a committee of the Board and will be disclosed on our website. In addition, any such waiver will be disclosed within four days on a Form 8-K filed with the SEC if then required by applicable rules and regulations.

Item 11. Executive Compensation

We are a “smaller reporting company” and the following compensation disclosure is intended to comply with the requirements applicable to smaller reporting companies. Although the rules allow us to provide less detail about its executive compensation program, the Compensation Committee is committed to providing the information necessary to help stockholders understand its executive compensation-related decisions. Accordingly, this section includes supplemental narratives that describe the 2020 executive compensation program for our named executive officers.

The following discussion and table relates to compensation arrangements on behalf of, and compensation paid by our Company to, Paul M. Galvin, Gerald Sheeran and Stevan Armstrong.

Summary Compensation Table

The following table sets forth all compensation awarded to, paid to or earned by the following named executive officers for the fiscal years ended December 31, 2020 and 2019:

Name and Principal Position	Year	Salary ($)		Stock Awards ($) (1)		All Other Compensation ($) (2)	Total ($)
Paul M. Galvin,	2020	$330,945			$1,274,096	$36,674	$1,641,715
Chairman and Chief Executive Officer	2019	$354,167	(3)		$—	$10,450	$364,617

Gerald Sheeran,	2020	$157,500			$150,030	$33,694	$341,224
Acting Chief Financial Officer and Controller	2019	$136,346	(4)	$		$1,500	$137,846

Stevan Armstrong,	2020	$52,083			$95,260	$675	$148,018
Chief Technology Officer	2019	$114,786	(4)	$		$1,500	$116,286

(1)	On April 14, 2020, the Compensation Committee granted RSUs with a value of $53,935 to Mr. Galvin, $14,280 to Mr. Sheeran and $4,760 to Mr. Armstrong. On September 23, 2020 the Compensation Committee awarded, RSUs with a value of $135,750 to Mr. Sheeran and $90,500 to Mr. Armstrong. On December 9, 2020, the Compensation Committee awarded RSUs with a value of $1,220,160 to Mr. Galvin. This column indicates the aggregate grant date fair value, as determined in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation — Stock Compensation (“FASB ASC Topic 718”), of the RSUs granted in April and November 2020. See “Note 17 — Share-based Compensation” of the Notes to Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2020 for an explanation of the assumptions made in valuing these awards.

(2)	For 2020, all other compensation consisted of: Mr. Galvin — automobile allowance of $10,400, medical insurance allowance of $24,474 and phone allowance of $1,800; Mr. Sheeran — phone allowance of $1,500, medical insurance allowance of $7,894, other allowances of $22,500 and $1,800 matching contributions under the Company’s qualified 401(k) plan; and Mr. Armstrong — phone allowance of $675. For 2019, all other compensation consisted of: Mr. Galvin — automobile allowance of $8,800 and phone allowance of $1,650; Mr. Sheeran — phone allowance of $1,500; and Mr. Armstrong — phone allowance of $1,500.

(3)	During 2019, Mr. Galvin earned salary compensation of $354,167, for his duties as Chairman and Chief Executive Officer, and President. Mr. Galvin voluntarily deferred $170,547 of his annual base salary during 2019. Such deferred salary amount of $170,547 was paid to Mr. Galvin in 2020.

(4)	During 2019, Messrs. Armstrong and Sheeran deferred salary of $14,333 and $5,000, respectively, of their annual base salary during 2019. Such deferred salary were paid to Messrs. Armstrong and Sheeran in 2020.

Narrative Disclosure to Summary Compensation Table

Following is a brief summary of each core element of the compensation program for our named executive officers.

Base Salary

We provide competitive base salaries that are intended to attract and retain key executive talent. Base salary levels depend on the executive’s position, responsibilities, experience, market factors, recruitment and retention factors, internal equity factors and our overall compensation philosophy. Effective January 1, 2017, we entered into an employment agreement with Mr. Galvin as described further below under “Employment Agreements.” On July 24, 2018, the Compensation Committee approved an increase to the annual base salary of Mr. Galvin, the Company’s President, retroactive to January 1, 2018. Mr. Galvin’s salary increased from $240,000 to $370,000. Such increases were based on a competitive market assessment provided by Haigh & Company, the Compensation Committee’s independent compensation consultant.

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

On April 24, 2020, the annual base salary for Mr. Galvin increased from $180,000 to $400,000. On May 15, 2020, the annual base salary for Mr. Sheeran increased from $120,000 to $180,000.

On December 7, 2020, the Company appointed William Rogers to serve as the Company’s Chief Operations Officer with an annual salary of $300,000 per year. Pursuant to an offer letter signed by Mr. Rogers on November 11, 2020 (the “Offer Letter”), Mr. Rogers receives an annual salary of $300,000 per year and an annual bonus of up to 50% of his salary at the discretion of management and the Board. We plan to issue Mr. Rogers an initial grant of 100,000 restricted stock units following a 90-day probationary period, pursuant to the SG Blocks, Inc., Stock Incentive Plan, as amended (the “Incentive Plan”) which will vest over a two-year period. Mr. Rogers may participate in benefit plans for which he is eligible as may be established from time to time by the Company for its executive employees, including the cost of medical benefits provided to Mr. Rogers and his family as well as paid time off. We also provide Mr. Rogers with directors’ and officers’ liability insurance. Mr. Rogers’ employment is on an “at will” basis and may be terminated at any time by Mr. Rogers or the Company.

Bonus Payments

No bonus were earned by any named executive officer for 2019 or for 2020.

Special Retention Bonus Payments

Stock Options

In the past, we generally offered stock options to our key employees, including our named executive officers, as the long-term incentive component of our compensation program. Our stock options allow key employees to purchase shares of our Common Stock at a price per share equal to the fair market value of our common stock on the date of grant, and may be intended to qualify as “incentive stock options” under the Internal Revenue Code. No stock options were granted to any named executive officer for 2019 or 2020.

Employment / Consulting Agreements

The following discussion relates to compensation arrangements on behalf of, and compensation paid by the Company to, Messrs. Galvin, and Armstrong pursuant to the terms of their employment / consulting agreements with the Company.

Paul M. Galvin

We employ Mr. Galvin, our Chief Executive Officer and Chairman of the Board, pursuant to employment agreement, effective January 1, 2017. The employment agreement provided for an initial term of two years, with automatic renewals unless earlier terminated pursuant to the provisions of the employment agreement. The employment agreement originally provided for base compensation in the amount of $240,000 per year, which was increased to $370,000 in early 2019, but subsequently reduced to $180,000 in December 2019. The employment agreement also provides for incentive compensation at the discretion of our Board. The agreement provides for the payment of severance compensation in an amount equal to one year of his base annual salary, if his employment is terminated by the Company other than for “Cause,” as defined therein. In April 2020, we entered into an amendment to Mr. Galvin’s employment agreement, dated January 1, 2017, to extend the term of employment to December 31, 2021 and increased the annual base salary to $400,000, provide for a performance bonus structure for a bonus of up to 50% of base salary upon the Company’s achievement of $2,000,000 EBITDA and additional performance bonus payments for the achievement of EBITDA in excess of $2,000,000 based on a percentage of the incremental increase in EBITDA (ranging from 10% of the incremental increase in EBITDA if the Company achieves over $2,000,000 and up to $7,000,000 in EBITDA, 8% of the incremental increase in EBITDA if the Company achieves over $7,000,000 and up to $12,000,000 in EBITDA and 3% of the incremental increase in EBITDA over $12,000,000), provide for a profits-based additional bonus of up to $250,000 in certain limited circumstances, and provide for one (1) year severance, plus a pro-rated amount of any unpaid bonus earned by him during the year as verified by the Company’s principal financial officer, if Mr. Galvin is terminated without cause. At the Company’s option, up to fifty (50%) percent of the EBITDA performance bonuses may be paid in restricted stock units if then available for grant under the Company’s Stock Incentive Plan. All other terms of the employment agreement remain in full force and effect.

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

William Rogers

We appointed Mr. Rogers to serve as the Company’s Chief Operating Officer pursuant to an offer letter signed by Mr. Rogers on November 11, 2020, Mr. Rogers will receive an annual salary of $300,000 per year and an annual bonus of up to 50% of his salary at the discretion of management and our Board.

Gerald Sheeran

We do not have a written employment agreement with Mr. Sheeran. Effective on August 21, 2019, the annual base salary of Mr. Sheeran increased from $120,000 to $180,000 as a result of his appointment as the Company’s Acting Chief Financial Officer but subsequently reduced to $120,000 in December 2019. The base salary of Mr. Sheeran was increased from $120,000 to $180,000 in May 2020.

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding the outstanding option awards held by the named executive officers as of December 31, 2020:

	Options Awards						Stock Awards
		Number of		Number of
		Securities		Securities			Number of		Market value of
		Underlying		Underlying			shares or units		shares or units
		Unexercised		Unexercised	Option	Option	of stock that		of stock that
		Options (#)		Options (#)	Exercise	Expiration	have not vested		have not vested
Name	Grant Date	Exercisable		Unexercisable	Price ($)	Date	(#)		($)
Paul M. Galvin	12/09/2020	—		—	—	—	186,000	(11)	$1,134,600
	4/14/2020	—		—	—	—	2,833	(9)	$17,279
	3/22/2019	—		—	—	—	1,181	(8)	$7,201
	3/30/2018	4,108	(6)	—	$92.20	3/30/2028	—		—
	3/10/2017	5,298	(1)	—	$100.00	3/10/2027	—		—
	3/10/2017	3,973	(1)	—	$120.00	3/10/2027	—		—
	1/30/2017	4,841	(2)	—	$60.00	1/30/2027	—		—
	11/01/2016	4,914	(3)	—	$60.00	11/01/2026	—		—
	11/01/2016	667	(4)	—	$60.00	11/01/2026	—		—

Stevan Armstrong	9/23/2020	—		—	—	—	28,986	(10)	$176,811
	4/14/2020	—		—	—	—	250	(9)	$1,525
	3/22/2019	—		—	—	—	278	(8)	$1,694
	3/30/2018	742	(6)	—	$92.20	3/30/2028	—		—
	1/30/2017	1,724	(2)	—	$60.00	1/30/2027	—		—
	11/01/2016	2,184	(5)	—	$60.00	11/01/2026	—		—

Gerald Sheeran	9/23/2020	—		—	—	—	43,478	(10)	$265,217
	4/14/2020	—		—	—	—	750	(9)	$4,575
	03/30/2018	729	(7)	104	$92.20	3/30/2028	—		—

(1)

In connection with a public offering by the Company, completed in June 2017, Mr. Galvin was granted performance-based option awards, to vest upon the completion of certain conditions. A portion of the shares were granted at an exercise price to equal the price per share at which the public purchased shares in the offering ($100.00 per share), while the remainder were granted at an exercise price equal to 120% of such price per share ($120.00 per share). In September 2017, the Compensation Committee determined that each of Mr. Galvin met his respective performance conditions, and the option awards vested in full.

(2)	With respect to Mr. Galvin, 990 options vested on the grant date, while the remaining 3,851 vested in equal quarterly installments on the last day of each fiscal quarter following the date of grant over a two-year period. With respect to Mr. Armstrong, 660 vested on the grant date, while the remaining 1,064 vested in equal quarterly installments on the last day of each fiscal quarter following the date of grant over a two-year period. All options vested in full as of December 31, 2018.
(3)	Of these options, 2,184 vested on the grant date, while the remainder vest in three equal installments of 910 on the three anniversaries following the grant date. Such options vested in full as of November 1, 2019.
(4)	Mr. Galvin received these options in connection with their service as directors of the Company. The options vested in equal quarterly installments on the last day of each fiscal quarter following the date of grant and vested in full as of September 30, 2017.
(5)	Of these options, 1,092 vested on the grant date, while the remainder vested in two equal installments of 546 on the anniversary of the grant date, and vested in full as of November 1, 2018.

(6)	These options vest in equal quarterly installments over a two year period, beginning March 31, 2018, and vested in full as of December 31, 2019.

(7)	These options vest in equal quarterly installments over a three year period, beginning March 30, 2018, and vest in full as of March 31, 2021.

(8)	The shares subject to these restricted stock units vest in three equal installments over a three year period, beginning December 31,2020, and vest in full as of December 31, 2022.

(9)	The shares subject to these restricted stock units vest over a one year period, beginning April 14,2020, and vest in full as of April 14, 2021.

(10)	The shares subject to these restricted stock units vest over a two year period with 1/3 due at grant, 1/3 on the one year anniversary of the grant date and 1/3 on the two year anniversary of the grant date, beginning September 23,2020, and vest in full as of September 23, 2022.

(11)	The shares subject to these restricted stock units vest a one year period with 1/2 due at grant and 1/2 on the one year anniversary of the grant date, beginning December 9,2020, and vest in full as of December 9, 2021.

EQUITY COMPENSATION PLAN INFORMATION

As of December 31, 2020, the following securities issued under equity compensation were outstanding:

Plan Category	Number of Shares Issuable Upon Exercise of Outstanding Options, Warrants or Rights (a) (1)	Weighted- Average Exercise Price of Outstanding Options (b)	Number of Shares Remaining Available for Issuance Under Equity Compensation Plans (Excluding Shares Reflected in Column (a))(c) (2)
Equity compensation plans approved by security holders	920,780	$78.71	179,547
Equity compensation plans not approved by security holders	—	—	—
Total	920,780	$78.71	179,547

(1)	Includes 36,437 shares issuable upon the exercise of options and 884,343 shares issuable upon the vesting of restricted stock units outstanding under the SG Blocks, Inc. Stock Incentive Plan.
(2)	Represents shares available for issuance under the SG Blocks, Inc. Stock Incentive Plan.

DIRECTOR COMPENSATION

Compensation Program

Our director compensation program is designed to attract and retain highly qualified directors and align their interests with those of our stockholders. We compensate directors who are not employed by the Company with a combination of cash and equity awards. Mr. Galvin did not receive any compensation for serving on our Board in 2020.

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

During its annual review of the director compensation program in 2018, the Compensation Committee considered an analysis prepared by its independent consultant, Haigh & Company, which summarized director compensation trends for independent  directors and pay levels at the same peer companies used to evaluate the compensation of our named executive officers. Following this review, and after considering the advice of Haigh & Company about market practices and pay levels, the Compensation Committee recommended, and the Board approved, the new compensation program for non-employee directors described below, which remained in effect during 2020.

Cash Fees

The following table sets forth the cash fee schedule for compensating non-employee directors from January 2020 through December 2020:

1/20-12/20
Annual Board Retainer	$30,000
Lead Independent Director	$10,000
Audit Committee Chair	$10,000
Compensation Committee Chair	$7,500
Nominating and Corporate Governance Committee Chair	$5,000

The above fees are to be paid quarterly in advance, in four equal installments, to each person serving as a non-employee director at the time when such payment is made. Non-employee directors may choose to receive the annual Board retainer as equity in restricted stock units (“RSUs”), in, effective January 15 of the year in which the annual cash retainer is otherwise earned. Among other things, each RSU granted represents the right to receive one share of Common Stock; vests one year after grant, subject to the recipient’s continued service as a director of the Company through such date; and is payable six months after the termination of the director from the Board or death or disability. Directors receive no additional per-meeting fee for Board or committee meeting attendance.

Annual Equity Awards

In addition, pursuant to the SG Blocks, Inc. Stock Incentive Plan, during 2020 non-employee directors received an annual grant of RSUs (the “Equity Awards”), with a grant date value of $50,000, some of which were issued in May 2020 and the balance of which were issued in November 2020 after the Compensation Committee reviewed the 2020 compensation report prepared by Haigh & Company. The RSUs vest as to 50% on the date of grant and 50% on the one year anniversary of the date of grant.

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

Director Compensation Table The following table sets forth information regarding all forms of compensation that were both earned by and paid to our non-employee directors during the year ended December 31, 2020. The compensation arrangements for Mr. Galvin is disclosed in the Summary Compensation Table set forth in the “Executive Compensation” section of this Annual Report on Form 10-K/A. The compensation arrangements for Mr. Shetty with respect to fees paid as a director while he served as a named executive officer is disclosed in the Summary Compensation Table set forth in the “Executive Compensation” section of this this Annual Report on Form 10- K/A. Mr. Galvin did not receive compensation for his services as a director during the year ended December 31, 2020. Mr. Shetty earned compensation set forth in the chart below for his services as a director in 2020, after he no longer served as an executive officer.

Name	Fees Earned or Paid in Cash ($)	Stock Awards (1)	All Other Compensation ($)	Total
Yaniv Blumenfeld (2)	$52,500	$50,000	$—	$102,500
Maggie Coleman	$15,000	$50,000	$—	$65,000
Christopher Melton (3)	$55,000	$50,000	$—	$105,000
James C. Potts (4)	$33,125	$19,040	$—	$52,165
Mahesh S. Shetty (5)	$17,500	$—	$—	$17,500

(1)	This column indicates the aggregate grant date fair value, as determined in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation — Stock Compensation (“FASB ASC Topic 718”), of the RSUs granted in April and November 2020. See “Note 17 — Share-based Compensation” of the Notes to Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2020 for an explanation of the assumptions made in valuing these awards.
(2)	Amount includes fees ($22,500 for Mr. Blumenfeld) earned for Board and committee service in fiscal 2018 and 2019 of which ($22,500) was paid in 2020.

(3)	Amount includes fees ($5,000 for Mr. Melton) earned for Board and committee services in fiscal 2019 of which (5,000) was paid in 2020.
(4)	Amount includes fees ($11,250 for Mr. Potts) earned for Board and committee services in fiscal 2019 that was paid in 2020. Mr. Potts did not stand for re-election to the board of directors of the Company but remained a director until the 2020 Annual Meeting, at which point his unvested RSUs were forfeited and were no longer outstanding.
(5)	Amount includes fees ($17,500 for Mr. Shetty) earned for Board services in fiscal 2020 that remains unpaid in 2021. Represents compensation for the portion of the year that he served as a director.

The aggregate number of option and stock awards outstanding (including exercisable and unexercised stock options and vested and unvested RSUs) as of December 31, 2020 for each non-employee director was as follows:

	Option Awards	Stock Awards
Name	(#)	(#)
Yaniv Blumenfeld	—	18,791 RSUs
Maggie Coleman	—	20,920 RSUs
Christopher Melton	833 (all exercisable)	18,790 RSUs
James C. Potts	—	1,838 RSUs

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

The following table sets forth the number of shares of Common Stock beneficially owned as of April 29, 2021 by: (i) each person known by the Company to own beneficially more than 5% of the outstanding shares of common stock; (ii) each director of the Company; (iii) each executive officer of the Company; and (iv) all directors and executive officers of the Company as a group. The information is determined in accordance with Rule 13d-3 promulgated under the Exchange Act. Except as indicated below, the stockholders listed possess sole voting and investment power with respect to their shares of common stock.

	Common	Shares subject to Options &	Total Number of Shares Beneficially	Percentage
Name of Beneficial Owner(1)	Stock	RSU	Owned	Ownership
Executive Officers & Directors
Paul M. Galvin, Chairman and Chief Executive Officer(2)	6,170	222,312	228,482	2.5%
Yaniv Blumenfeld, Director(3)	1,556	12,314	13,870	*
Christopher Melton, Director(4)	557	13,148	13,705	*
Maggie Coleman, Director(5)		10,460	10,460
Stevan Armstrong, Chief Technology Officer(6)	822	22,317	23,139	*
Gerald Sheeran, Acting Chief Financial Officer(7)	417	29,250	29,667	*

All Executive Officers and Directors, as a group (7 persons)	9,522	309,801	319,323	3.5%

5% or Greater Stockholders
(8) Lind Global Macro Fund, LP and affiliates	737,500	—	737,500	8.4%

*	Less than 1% ownership interest.

(1)

The number of shares and the percent beneficially owned by each entity or individual are based upon 8,822,489 shares of Common Stock outstanding and assume the exercise of all exercisable options and vesting of all outstanding time-based restricted stock units (including those that would be exercisable or vested within 60 days of April 29, 2021). The percent beneficially owned is a fraction, the numerator of which is the number of shares of Common Stock beneficially owned by each entity or individual (including any exercisable options, as described herein) and the denominator of which is the number of outstanding shares of Common Stock plus the number of shares of Common Stock which would be issued upon (i) exercise by the subject entity or individual of such entity or individual’s own options and warrants and (ii) vesting of outstanding time-based restricted stock units. This method of computing the percent beneficially owned results in the aggregate ownership percentages of all owners exceeding 100%.

(2)

Includes 5,663 shares of Common Stock held directly by Mr. Galvin and 507 shares held by TAG Partners, LLC (“TAG”), an investment partnership formed for the purpose of investing in the Company. Mr. Galvin is a managing member of and has a controlling interest in TAG and may be deemed to beneficially own the share of Common Stock held by TAG, over which he has shared voting and dispositive power. Mr. Galvin disclaims beneficial ownership of the shares of Common Stock held by TAG except to the extent of his pecuniary interest therein. Also includes 23,800 options to purchase our common shares presently exercisable or exercisable within 60 days of April 29, 2021. Includes 198,512 in vested RSUs and does not include 187,181 unvested RSUs that will not vest within 60 days of April 29, 2021.

(3)	Includes 1,556 shares of Common Stock directly held by Mr. Blumenfeld. Includes 12,315 in vested RSUs and does not include 6,476 unvested RSUs that will not vest within 60 days of April 29, 2021.
(4)

Includes 20 shares of Common Stock held in Mr. Melton’s retirement account, which Mr. Melton indirectly owns, and 537 shares of Common Stock held directly by Mr. Melton. Includes 833 options held by Mr. Melton to purchase our Common Stock presently exercisable or exercisable within 60 days of April 29, 2021. Includes 12,314 in vested RSUs and does not include 6,476 unvested RSUs that will not vest within 60 days of April 29, 2021.

(5)	Includes 10,460 in vested RSUs and does not include 10,460 unvested RSUs that will not vest within 60 days of April 29, 2020.

(6)	Includes 216 shares of Common Stock held directly by Mr. Armstrong and 606 shares of Common Stock held by SMA Development Group, LLC, an entity controlled by Mr. Armstrong. Mr. Armstrong and SMA Development Group, LLC, share voting and dispositive power over such shares. Mr. Armstrong disclaims beneficial ownership of such shares, except to the extent of his pecuniary interest therein, and this shall not be deemed to be an admission that Mr. Armstrong is the beneficial owner of such shares. The business address for SMA Development Group, LLC, is 912 Bluff Road, Brentwood, Tennessee 37027. Also includes 4,650 options to purchase Common Stock presently exercisable or exercisable within 60 days of April 29, 2021. Includes 17,944 in vested RSUs and does not include 29,263 unvested RSUs that will not vest within 60 days of April 14, 2020.
(7)	Includes 417 shares of Common Stock held by Mr. Sheeran. Also includes 1,250 options to purchase Common Stock presently exercisable or exercisable within 60 days of April 14, 2020. Includes 28,000 in vested RSUs and does not include 43,478 unvested RSUs that will not vest within 60 days of April 14, 2020.
(8)	Share ownership information is based on information contained in a Schedule 13G filed with the Securities and Exchange Commission on January 7, 2021 by Lind Global Macro Fund LP., Lind Global Partners LLC and Jeff Easton. Lind Global Partners, the general partners of Lind Global Macro Fund, L.P. may be deemed to have sole voting and dispositive power with respect to shares held by Lind Global Macro Fund LP. Jeff Easton, the managing member of Lind Global Partners LLP may be deemed to have sole voting and dispositive power with respect to shares held by Lind Global Macro Fund LP. The principal business address for each of the foregoing is 444 Madison Avenue, New York, New York 10022.

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

The following is a summary of transactions since January 1, 2019 to which we have been a party in which the amount involved exceeded $120,000 and in which any of our executive officers, directors or beneficial holders of more than five percent of our capital stock had or will have a direct or indirect material interest, other than compensation arrangements and equity awards granted to our executive officers and directors during 2018 and 2019 that are described under the sections of this Annual Report on Form 10- K/A entitled “Part III—Item 11. “Executive Compensation” and “Part III—Item 11. “Director Compensation.”

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

Independence of the Board of Directors

Our Board of Directors undertook a review of the independence of the members of our Board of Directors and considered whether any director has a material relationship with our company that could compromise his ability to exercise independent judgment in carrying out his responsibilities. Based on such review, the Board has determined that each of Messrs. Blumenfeld and Melton, and Ms. Coleman qualifies as “independent” in accordance with applicable Nasdaq Listing Rules and SEC rules and regulations. See the section of this Annual Report on Form 10-K/A entitled “Part III—Item 10. Directors, Executive Officers and Corporate Governance—The Board and its Committee—Director Independence” for a more detailed discussion of our independent directors.

Item 14. Principal Accounting Fees and Services

Independent Registered Public Accounting Firm Fees

The following table sets forth the aggregate fees for professional service rendered by Whitley Penn for each of the last two fiscal years:

	2020	2019
Audit fees (1)	$199,500	$243,128
Audit-related fees (2)	—	—
Tax fees (3)	—	—
All other fees (4)	—	—
Totals	$199,500	$243,128

(1)	Audit fees include fees paid to Whitley Penn for professional services rendered for the audit for our annual financial statements and reviews of the financial statements included in our Quarterly Reports on Form 10-Q and fees related to securities registration statements and related comfort letter procedures.
(2)	Audit-related fees principally involve other assurance and related services.
(3)	Tax services include tax compliance and tax planning consulting services. No tax services were performed for us by Whitley Penn in 2020 or 2019.
(4)	No other services were performed for us by Whitley Penn in 2020 or 2019.

As discussed in “Part III—Item 10. The Board and its Committees—Board and Committee Responsibilities—Audit Committee,” the Audit Committee has implemented pre- approval procedures consistent with the rules adopted by the SEC. The Audit Committee has determined that the provision of the services by Whitley Penn reported hereunder had no impact on its independence.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)(3) Exhibits.

The exhibits listed in the Exhibit Index of the Original Filing and the exhibits listed in the Exhibit Index of this Amendment No. 1 to this Annual Report on Form 10-K/A appearing below after the Signature page are filed with, or incorporated by reference in, this Amendment No. 1 to this Annual Report on Form 10-K/A.

Item 16. Form 10-K Summary

Not Applicable.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of April 2021.

SG BLOCKS, INC.

By:	/s/ Paul M. Galvin
Paul M. Galvin
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

EXHIBIT INDEX

The following Exhibits are included in this Amendment No. 1

Exhibit Number	Description of Exhibits

10.1	Amendment to Executive Employment Agreement between the Company and Paul Galvin

31.3*	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4*	Certification by Acting Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.