Form 10-Q
period 2021-03-31
SG BLOCKS, INC.
filed 2021-05-20
CIK 1023994

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 12, 2021 the issuer had a total of 8,822,489 shares of the registrant’s common stock, $0.01 par value, outstanding.

SG BLOCKS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

SG BLOCKS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	March 31, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,540,290	$13,010,356
Accounts receivable, net	3,216,907	2,635,608
Contract assets	1,902,577	1,303,136
Inventories	934,079	778,144
Prepaid expenses and other current assets	1,250,315	570,775
Total current assets	17,844,168	18,298,019

Property, plant and equipment, net	3,453,914	2,683,014
Goodwill	1,309,330	1,309,330
Right-of-use asset	1,585,538	1,537,545
Long-term note receivable	691,884	682,637
Intangible assets, net	2,220,702	2,218,609
Deferred contract costs, net	142,748	152,944
Total Assets	$27,248,284	$26,882,098

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$6,024,738	$3,961,961
Contract liabilities	1,133,328	1,774,740
Lease liability, current maturities	432,143	326,654
Due to affiliates	102,410	965,561
Assumed liability	114,967	200,765
Other current liabilities	5,000	5,000
Total current liabilities	7,812,586	7,234,681

Lease liability, net of current maturities	1,152,601	1,209,594
Total liabilities	8,965,187	8,444,275

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $1.00 par value, 5,405,010 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 25,000,000 shares authorized; 8,821,289 issued and outstanding as of March 31, 2021 and 8,596,189 issued and outstanding as of December 31, 2020	88,213	85,962
Additional paid-in capital	41,431,213	40,443,840
Accumulated deficit	(24,310,423)	(22,276,546)
Total SG Blocks, Inc. stockholders’ equity	17,209,003	18,253,256
Non-controlling interest	1,074,094	184,567
Total stockholders’ equity	18,283,097	18,437,823
Total Liabilities and Stockholders’ Equity	$27,248,284	$26,882,098

The accompanying notes are an integral part of these condensed consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2021	2020
	(Unaudited)	(Unaudited)
Revenue:
Construction services	$3,137,715	$89,341
Engineering services	93,949	109,415
Medical revenue	5,955,963	—
Total	9,187,627	198,756

Cost of revenue:
Construction services	4,093,540	71,911
Engineering services	9,770	80,864
Medical revenue	3,876,136	—
Total	7,979,446	152,775

Gross profit	1,208,181	45,981

Operating expenses:
Payroll and related expenses	827,522	271,808
General and administrative expenses	1,461,356	491,314
Marketing and business development expense	70,627	32,338
Pre-project expenses	10,133	—
Total	2,369,638	795,460

Operating loss	(1,161,457)	(749,479)

Other income (expense):
Interest expense	(363)	(2,811)
Interest income	17,470	4,863
Total	17,107	2,052

Loss before income taxes	(1,144,350)	(747,427)
Income tax expense	—	—

Net loss	(1,144,350)	(747,427)

Add: net income attributable to noncontrolling interests	889,527	—
Net loss attributable to common stockholders of SG Blocks, Inc.	$(2,033,877)	$(747,427)

Net loss per share attributable to SG Blocks, Inc. - basic and diluted:
Basic and diluted	$(0.23)	$(0.64)

Weighted average shares outstanding:
Basic and diluted	8,744,469	1,165,470

The accompanying notes are an integral part of these condensed consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	$0.01 Par Value Common Stock		Additional Paid-in	Accumulated	SG Blocks Stockholders'	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity	Interests	Equity
Balance at December 31, 2019	1,157,890	$11,579	$21,932,387	$(17,583,817)	$4,360,149	$—	$4,360,149
Stock-based compensation	—	—	38,764	—	38,764	—	38,764
Conversion of restricted stock units to common stock	12,672	126	(126)	—	—	—	—
Reverse stock split settlement	(38)	—	(122)	—	(122)	—	(122)
Net loss	—	—	—	(747,427)	(747,427)	—	(747,427)
Balance at March 31, 2020	1,170,524	$11,705	$21,970,903	$(18,331,244)	$3,651,364	$—	$3,651,364

Balance at December 31, 2020	8,596,189	$85,962	$40,443,840	$(22,276,546)	$18,253,256	$184,567	$18,437,823
Stock-based compensation	—	—	286,186	—	286,186	—	286,186
Conversion of warrants to common stock	225,100	2,251	701,187	—	703,438	—	703,438
Net income (loss)	—	—	—	(2,033,877)	(2,033,877)	889,527	(1,144,350)
Balance at March 31, 2021	8,821,289	$88,213	$41,431,213	$(24,310,423)	$17,209,003	$1,074,094	$18,283,097

The accompanying notes are an integral part of these condensed consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	For the Three Months Ended March 31, 2021	For the Three Months Ended March 31, 2020
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(1,144,350)	$(747,427)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	91,190	924
Amortization of intangible assets	40,407	36,280
Amortization of deferred license costs	10,196	10,197
Interest income on long-term note receivable	(9,247)	(4,863)
Stock-based compensation	286,186	38,764
Changes in operating assets and liabilities:
Accounts receivable	(581,299)	6,472
Contract assets	(599,441)	93,355
Inventories	(155,935)	—
Prepaid expenses and other current assets	(679,540)	(71,440)
Right of use asset	97,846	—
Accounts payable and accrued expenses	2,062,776	(357,323)
Contract liabilities	(641,412)	(31,751)
Due to affiliates	(863,151)	—
Lease liability	(97,342)	—
Net cash used in operating activities	(2,183,116)	(1,026,812)

Cash flows from investing activities:
Advances in note receivable	—	(400,000)
Purchase of property, plant and equipment	(862,090)	—
Purchase of intangible asset	(42,500)	—
Payment on assumed liability of acquired assets	(85,798)	—
Net cash used in investing activities	(990,388)	(400,000)

Cash flows from financing activities:
Proceeds from long-term note payable	—	200,000
Proceeds from conversion of warrants to common stock	703,438	—
Settlement of common stock from reverse stock split	—	(122)
Net cash provided by financing activities	703,438	199,878

Net decrease in cash and cash equivalents	(2,470,066)	(1,226,934)

Cash and cash equivalents - beginning of period	13,010,356	1,625,671

Cash and cash equivalents - end of period	$10,540,290	$398,737

The accompanying notes are an integral part of these condensed consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, and 2020 (Unaudited)

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

There are three core product offerings that utilize our technology and engineering expertise. The first product offering involves GreenSteel™ modules, which are the structural core and shell of an SGBlocks building. We procure the containers, engineer required openings with structural steel enforcements, paint the SGBlocks and then delivers them on-site, where the customer or a customer’s general contractor will complete the entire finish out and installation. The second product offering involves replicating the process to create the GreenSteel product and, in addition, installing selected materials, finishes and systems (including, but not limited to floors, windows, doors, interior painting, electrical wiring and fixtures, plumbing outlets and bathrooms, roofing system) and delivering SGBlocks pre-fabricated containers to the site for a third party licensed general contractor to complete the final finish out and installation. Finally, the third product offering is the completely fabricated and finished SGBlocks building (including but not limited to floors, windows, doors, interior painting, electrical wiring and fixtures, plumbing outlets and bathrooms, roofing systems), including erecting the final unit on site and completing any other final steps. The building is ready for occupancy and/or use as soon as installation is completed. Construction administration and/or project management services are typically included in our product offerings

The Company also provides engineering and project management services related to the use and modification of Modules in construction.

The Company is now focusing on entering into licensing agreements across the Company’s construction opportunity verticals.

During 2020, the Company formed, SG Echo, LLC, a wholly owned subsidiary of the Company. SG Echo, LLC was formed to complete the business acquisition as disclosed in Note 9. The Company acquired substantially all the assets of Echo DCL, a Texas limited liability company, except for Echo's real estate holdings for which we obtained a right of first refusal. Echo was a container/modular manufacturer based in Durant, Oklahoma specializing in the design and construction of permanent modular and temporary modular buildings and was one of the Company's key supply chain partners. Echo catered to the military, education, administration facilities, healthcare, government, commercial and residential customers. This acquisition has allowed the Company to expand its reach for the Modules and offer an opportunity to vertically integrate a large portion of our cost of goods sold, as well as increase margins, productivity and efficiency in the areas of design, estimating, manufacturing and delivery and to become the manufacturer of the Company's core container and modular product offerings.  The Company also entered into a joint venture with Clarity Lab Solutions LLC., to provide clinical lab testing related to COVID-19.

As of January 2021, the Company’s condensed consolidated financial statements include the accounts of Chicago Airport Testing LLC (“CAT”). The Company has a variable interest in CAT as described further below. CAT is in the business of marketing, selling, distributing leasing and otherwise commercially exploiting certain products and services in the COVID-19 testing and other medical industry.

In addition, during 2021, the Company formed SGB Development Corp. (“SGB Development”), which is wholly-owned by the Company. SGB Development was formed with the purpose of real property development utilizing our technologies.

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

As of March 31, 2021, the Company had 8,821,289 shares of common stock issued and outstanding.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2021 and 2020 (Unaudited)

2.	Liquidity

As of March 31, 2021, the Company had cash and cash equivalents of $10,540,290 and a backlog of approximately $22.9 million. See Note 12 for a discussion of construction backlog. Based on our conversations with key customers, the Company anticipates its backlog to convert to revenue over the following period:

2021
Within 1 year	$10,015,230
1 to 2 years	12,856,250
Total Backlog	$22,871,480

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

The Company completed a public offering in April and May 2020, which resulted in net proceeds of approximately $1,522,339, and $15,596,141, respectively. See Note 13 for a discussion on these public offerings. The Company believes that it has adequate cash balances to meet obligations coming due in the next twelve months and further intends to meet its capital needs from revenue generated from operations and by containing costs, entering into strategic alliances, as well as exploring other options, including the possibility of raising additional debt or equity capital as necessary. There is, however, no assurance the Company will be successful in meeting its capital requirements prior to becoming cash flow positive.  The Company does not have any additional sources secured for future funding, and if it is unable to raise the necessary capital at the times it requires such funding, it may need to materially change its business plan, including delaying implementation of aspects of such business plan or curtailing or abandoning such business plan altogether.

With the global spread of the ongoing novel coronavirus ("COVID-19") pandemic during 2020 the Company has implemented business continuity plans designed to address and mitigate the impact of the COVID-19 pandemic on its employees and business. The Company is experiencing delays in projects due to the COVID-19. Any quarantines, the timing and length of containment and eradication solutions, travel restrictions, absenteeism by infected workers, labor shortages or other disruptions to the Company's suppliers and contract manufacturers or customers would likely adversely impact the Company's sales and operating results and result in further project delays. In addition, the pandemic could result in an economic downturn that could affect the demand for the Company's products. Order lead times could be extended or delayed and pricing could increase. Some products or services may become unavailable if the regional or global spread were significant enough to prevent alternative sourcing. Accordingly, the Company is considering alternative product sourcing in the event that product supply becomes problematic. The Company expects this global pandemic to have an impact on the Company's revenue and results of operations, the size and duration of which the Company is currently unable to predict. In addition, to the extent the ongoing COVID-19 pandemic adversely affects the Company's business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties which the Company faces.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2021 and 2020 (Unaudited)

3.	Summary of Significant Accounting Policies

Basis of presentation and principals of consolidation – The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to the Current Report on Form 10-Q and Article 8 Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. The condensed financial statements and notes should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2020 included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the Securities and Exchange Commission on April 15, 2021. In the opinion of management, all adjustments, consisting of normal accruals, considered necessary for a fair presentation of the interim financial statements have been included. Results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

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

For the Three Months Ended March 31, 2021 and 2020 (Unaudited)

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

On October 3, 2019, the Company entered into an Exclusive License Agreement (“ELA” ) pursuant to which it granted an exclusive license for its technology as outlined in the ELA. The ELA is described below. Under the ELA, the Company will receive royalty payments based upon gross revenues earned by the licensee for commercialized products within the field of design and project management platforms for residential use, including single-family residences and multi-family residences, but excluding military housing. The Company has determined that the ELA grants the licensee a right to access the Company’s intellectual property throughout the license period (or its remaining economic life, if shorter), and thus recognizes revenue over time as the licensee recognizes revenue and the Company has the right to payment of royalties. No revenue has been recognized under the ELA for the three months ended March 31, 2021.

CMC Right of First Refusal Agreement – On October 9, 2019, the Company entered into a Right of First Refusal Agreement (the “Agreement”) with CMC Development LLC (“CMC”), which has a term of two (2) years. Under the Agreement, the Company has a right of first refusal with respect to being engaged as a designer and builder of any real estate projects for which CMC has secured the rights to develop and in which CMC has a greater than fifty percent (50%) interest in the owner or developer entity and has the right to select the builder for such real estate project (the “ROFR Rights”). In exchange for such ROFR Rights, the Company agreed to issue to CMC 2,500 shares of restricted stock of the Company’s common stock, of which 1,250 shares vested on March 31, 2021 and the remaining 1,250 shares will vest and be issued on September 30, 2021, unless the Agreement is earlier terminated. In the event that the Agreement is earlier terminated, CMC will still be entitled to receive the entire amount of such restricted stock that has vested as of such earlier termination date, but in no event less than 1,250 shares of such restricted stock. The Agreement also provides for customary indemnification and confidentiality obligations between the parties. The 2,500 shares of restricted stock of the Company's common stock has yet to be issued to CMC.

The Agreement also provides that CMC has engaged the Company to build and design, in the aggregate, approximately 100 residential and commercial units at 1100 Ridge Avenue, Atlanta, Georgia, which is known as the “Ridge Avenue, Atlanta Project.” The total value of the project estimated to be derived by CMC is approximately $16,900,000. The project is a residential project but not subject to the Company’s Exclusive License Agreement, dated October 3, 2019.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2021 and 2020 (Unaudited)

3.	Summary of Significant Accounting Policies (continued)

The Company entered into a joint venture agreement with Clarity Lab Solutions, LLC (“Clarity Labs”) (the “JV”) in the fourth quarter of 2020. Revenue from the activities of the JV is related to clinical testing services and is recognized when services have been rendered, which is at a point in time.  Included in the consideration the Company expected to be entitled to receive, the Company estimates its contractual allowances, payer denials and price concessions. During the three months ended March 31, 2021, the Company recognized $5,863,358 related to activities through the JV, is included in medical revenue on the accompanying consolidated statements of operations. In addition, the Company formed Chicago Airport Testing, LLC which is currently collecting rental revenue from subleasing to a consortium of government entities assisting in COVID-19 testing.

Disaggregation of Revenues

The Company’s revenues are principally derived from construction and engineering contracts related to Modules, and medical revenue derived from lab testing and test kit sales. The Company's contracts are with customers in various industries. Revenue recognized at a point in time and recognized over time were $5,965,413 and $3,222,214, respectively, for the three months ending March 31, 2021. All revenue recognized for the three months ending March 31, 2020 was over time.

The following tables provide further disaggregation of the Company’s revenues by categories:

	Three Months Ended March 31,
Revenue by Customer Type	2021		2020
Construction and Engineering Services:
Government	$1,085,480	12%	$—	—%
Hotel	170,426	2%	—	—%
Medical - Construction	251,560	3%	—	—%
Multi-Family (includes Single Family)	44,746	—%	30,672	15%
Office	177,392	1%	40,850	21%
Retail	42,015	1%	121,070	61%
Special Use	1,460,045	16%	6,164	3%
Subtotal	3,231,664	35%	198,756	100
Medical Revenue:
Medical (lab testing, kit sales and equipment)	5,955,963	65%	—	—
Total revenue by customer type	$9,187,627	100%	$198,756	100%

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2021 and 2020 (Unaudited)

3.	Summary of Significant Accounting Policies (continued)

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

Deferred Contract Costs - Prior to entering into the ELA, the Company was subject to an agreement to construct and develop a certain property (“Original Agreement”), which now is subject to the ELA. Because of this, the Company is no longer obliged to its Original Agreement. Upon entering the ELA, the Company had an outstanding accounts receivable balance of $306,143, which was forfeited and recognized this amount as deferred contract costs. This amount was offset by $102,217, which was reimbursement from the licensee for project costs on this project.  The Company incurred total deferred contract costs of $203,926.  The Company considered this amount an incremental cost of obtaining that ELA, because the Company expects to recover those costs through future royalty payments. The Company plans to amortize the asset over sixty months, which is the initial term of the ELA because the asset relates to the services transferred to the customer during the contract term. As of March 31, 2021, accumulated amortization related to deferred contract costs amounted to $61,178. During the three months ended March 31, 2021 and 2020, amortization expense relating to the deferred contract costs amounted to $10,196 and $10,197, respectively, and is included in general and administrative expenses on the accompanying condensed consolidated statement of operations.

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

For the Three Months Ended March 31, 2021 and 2020 (Unaudited)

3.	Summary of Significant Accounting Policies (continued)

In consideration for the License, during the initial term, the Licensee agreed to pay the Company a royalty of (x) five percent (5%) on the first $20,000,000 of gross revenues derived from the Licensee’s commercialization of the License (net of customary discounts, sales taxes, delivery charges, and amounts for returns) (the “Gross Revenues”), (y) four and one-half percent (4.5%) on the next $30,000,000 of Gross Revenues, and (z) five percent (5%) on all Gross Revenues thereafter (collectively, the “Royalty”) , subject to the following minimum royalty payments determined on a cumulative basis during the initial term: $500,000 in year 1, $750,000 in year 2, $1,500,000 in year 3, $2,000,000 in year 4, and $2,500,000 in year 5. If the License Agreement is extended beyond the initial term, then the parties will negotiate in good faith the royalty rate and the minimum royalty payments for the renewal term(s). In addition, to the extent the Licensee sublicenses any aspect of the License to a sub-licensee, the Licensee will pay to the Company fifty percent (50%) of all payments received by the Licensee from such sublicensee. The Company may also provide the Licensee with professional services with respect to the License, and the Licensee will reimburse the Company for employees’ time, materials, and expenses incurred in providing such professional services. The Licensee also separately agreed to reimburse the Company for any third-party expenses incurred by the Company in developing the Company’s remaining and future residential projects. As of March 31, 2021, there have been no royalties.

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

On August 27, 2020 the Company entered into a joint venture agreement with Clarity Lab Solutions, LLC (“Clarity Labs”) (the “JV”).  In consideration and subject to Clarity Lab’s services and commitments and provided the agreement remains valid and in force, and is not terminated, the Company agreed to issue 200,000 restricted shares of SGB common stock over a defined vesting period starting in December 1, 2020. Clarity Labs is a licensed clinical laboratory that uses specialized molecular testing equipment and that focuses on the diagnosis and treatment of critical diseases, including COVID-19. Clarity Labs is also engaged in the business of manufacturing, importing and distributions various medical tests. Under the JV, the Company and Clarity Labs will jointly market, sell, and distributed certain products and services (“Clarity Mobile Venture”).  As of March 31, 2021, $102,410 was due to Clarity Labs for expenses paid on behalf of Clarity Mobile Venture, and is included in Due to Affiliates on the accompanying consolidated balance sheets. In addition, during the three months ended March 31, 2021, the Company recognized revenue of $60,110 to Clarity Labs, of which $140,258 is included in accounts receivable as of March 31, 2021. The Company has determined it is the primary beneficiary of Clarity Mobile Venture and has thus consolidated the activities in its condensed consolidated financial statements.

On January 18, 2021 the Company entered into an operating agreement to form CAT. The purpose of CAT is to market, sell, distribute, lease and otherwise commercially exploit certain products and services in the COVID-19 testing industry.  The Company has determined it is the primary beneficiary of CAT and has thus consolidated the activities in its condensed consolidated financial statements.
12

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2021 and 2020 (Unaudited)

3.	Summary of Significant Accounting Policies (continued)

Cash and cash equivalents – The Company considers cash and cash equivalents to include all short-term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less upon acquisition. Cash and cash equivalents totaled $10,540,290 as of March 31, 2021 and $13,010,356 as of December 31, 2020.

Short-term investment – The Company classifies investments consisting of a certificate of deposit with a maturity greater than three months but less than one year as short-term investment.  The Company had no short-term investment as of March 31, 2021 or December 31, 2020, respectively.

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

Inventory – Raw construction materials (primarily shipping containers and fabrication materials) are valued at the lower of cost (first-in, first-out method) or net realizable value. Finished goods and work-in-process inventories are valued at the lower of cost or net realizable value, using the specific identification method. Medical equipment and COVID-19 test and testing supplies are valued at the lower of cost, (first-in, first-out method) or net realizable value. As of March 31, 2021 there was inventory of $4,429 for construction materials, and $929,650 of medical equipment and COVID-19 test and testing supplies. As of December 31, 2020 there was inventory of $4,429 for construction materials, and $773,715 of medical equipment and COVID-19 test and testing supplies.

Goodwill – The Company performs its impairment test of goodwill at the reporting unit level each fiscal year, or more frequently if events or circumstances change that would more likely than not reduce the fair value of its reporting unit below its carrying values. The Company performs a goodwill impairment test by comparing the fair value of the reporting unit with its carrying value and recognizes an impairment charge for the amount by which the carrying value exceeds the fair value, not to exceed the total amount of goodwill. The amount by which the carrying value of the goodwill exceeds its implied fair value, if any, is recognized as an impairment loss. The Company’s evaluation of goodwill completed during the year ended December 31, 2019 resulted in impairment loss of $2,938,653, which represents the total goodwill impairment loss to date. The impairment loss was due to a deterioration in the Company's estimated future cash flows. There were no impairments during the year ended December 31, 2020 or the three months ended March 31, 2021. The Company has taken the recent COVID-19 pandemic into consideration when determining impairment.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2021 and 2020 (Unaudited)

3.	Summary of Significant Accounting Policies (continued)

Intangible assets – Intangible assets consist of $2,766,000 of proprietary knowledge and technology, which is being amortized over 20 years. In addition, $97,164 of trademarks, and $47,800 of website costs are being amortized over 5 years.  The Company evaluated intangible assets for impairment during the year ended December 31, 2020, and determined that there were no impairment losses. There was no impairment during the three months ended March 31, 2021. The accumulated amortization as of March 31, 2021 and 2020 was $690,262 and $1,650,595, respectively. The amortization expense for the three months ended March 31, 2021 and 2020 was $40,407 and $36,280, respectively. The estimated amortization expense for the successive five years is as follows:

For the year ending December 31,:
2021	$125,470
2022	162,970
2023	161,176
2024	160,469
2025	157,051
Thereafter	1,453,566
$2,220,702

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

For the Three Months Ended March 31, 2021 and 2020 (Unaudited)

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

For the Three Months Ended March 31, 2021 and 2020 (Unaudited)

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

With respect to receivables, concentrations of credit risk are limited to a few customers in the construction industry. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers other than normal lien rights. At March 31, 2021 and December 31, 2020, 84% and 79%, respectively, of the Company’s gross accounts receivable were due from four and three customers.

 Revenue relating to two and four customers represented approximately 80% and 73% of the Company's total revenue for the three months ended March 31, 2021 and 2020, respectively.

Cost of revenue relating to two and three vendors represented approximately 28% and 90% of the Company’s total cost of revenue for the three months ended March 31, 2021 and 2020, respectively. The Company believes it has access to alternative suppliers, with limited disruption to the business, should circumstances change with its existing suppliers.

4.	Accounts Receivable

At March 31, 2021 and December 31, 2020, the Company’s accounts receivable consisted of the following:

	2021	2020
Billed:
Construction services	$2,049,179	$1,391,555
Engineering services	68,223	86,264
Medical revenue	1,098,271	1,157,819
Retainage receivable	615,136	615,136
Other receivable	182,012	180,748
Total gross receivables	4,012,821	3,431,522
Less: allowance for credit losses	(795,914)	(795,914)
Total net receivables	$3,216,907	$2,635,608

Receivables are evaluated for collectability and allowances for potential losses are established or maintained on applicable receivables. The allowance of doubtful accounts was $795,914 as of March 31, 2021. There was no provision for doubtful accounts, no recoveries collected for doubtful accounts and no write offs during the three months ended March 31, 2021. There was a provision for doubtful accounts of $10,018, and no write offs for the year ended December 31, 2020.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2021 and 2020 (Unaudited)

5.	Contract Assets and Contract Liabilities

Costs and estimated earnings on uncompleted contracts, which represent contract assets and contract liabilities, consisted of the following at March 31, 2021 and December 31, 2020:

	2021	2020
Costs incurred on uncompleted contracts	$6,280,201	$4,572,581
Estimated earnings to date on uncompleted contracts	(350,587)	872,302
Gross contract assets	5,929,614	5,444,883
Less: billings to date	(5,160,365)	(5,916,487)
Net contract assets (liabilities), on uncompleted contracts	$769,249	$(471,604)

The above amounts are included in the accompanying condensed consolidated balance sheets under the following captions at March 31, 2021 and December 31, 2020.

	2021	2020
Contract assets	$1,902,577	$1,303,136
Contract liabilities	(1,133,328)	(1,774,740)
Net contract assets (liabilities)	$769,249	$(471,604)

Although management believes it has established adequate procedures for estimating costs to complete on open contracts, it is at least reasonably possible that additional significant costs could occur on contracts prior to completion. The Company periodically evaluates and revises its estimates and makes adjustments when they are considered necessary.

6.	Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation and amortization and depreciated using the straight-line method over their useful lives. At March 31, 2021 and December 31, 2020, the Company’s property, plant and equipment, net consisted of the following:

	2021	2020
Computer equipment and software	$119,437	$73,991
Furniture and other equipment	16,286	11,593
Leasehold improvements	13,871	6,071
Equipment and machinery	1,155,324	1,127,647
Automobiles	4,638	4,638
Building held for leases	501,336	501,336
Laboratory and temporary units	1,350,197	1,016,238
Construction in progress	442,515	—
Property, plant and equipment	3,603,604	2,741,514
Less: accumulated depreciation	(149,690)	(58,500)
Property, plant and equipment, net	$3,453,914	$2,683,014

Depreciation expense for the three months ended March 31, 2021 and 2020 amounted to $91,190 and $924 respectively.
17

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2021 and 2020 (Unaudited)

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

On February 4, 2020, the Company entered into a Securities Purchase Agreement with an accredited investor, pursuant to which the Company issued to the investor a secured note in the aggregate principal amount of $200,000 (“Note”) that bears interest at a rate of nine percent (9%) per annum, due on July 31, 2023, that is secured under a Pledge Agreement, dated February 4, 2020, entered into with the investor by a security interest in the royalty payable to the Company under that certain Exclusive License Agreement, dated October 3, 2019, with CPF GP 2019-1 LLC. The Company had the right to prepay the Note, in whole or in part, at any time and from time to time, without premium or penalty. During 2020, the Note to investor of $200,000 and unpaid accrued interest of $6,263 was converted into 73,665 shares of the Company's common stock.
18

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2021 and 2020 (Unaudited)

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

The following table summarizes the preliminary allocation of the purchase price to the assets acquired and liabilities assumed for the Echo Acquisition:

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2021 and 2020 (Unaudited)

9.	Business Combination (continued)

Cash and cash equivalents	$316,432
Accounts receivable	252,557
Inventories	130,799
Prepaid expenses and other current assets	7,400
Property, plant and equipment	1,154,818
Right-of-use assets	57,120
Goodwill	85,810
Intangible assets	68,344
Accounts payable and accrued expenses	(733,529)
Assumed liabilities	(285,204)
Contract liabilities	(32,807)
Lease liability	(57,120)
$964,620

As part of the Echo Acquisition, the Company recorded a contingent consideration liability for additional payments due to the sellers of Echo. These payments are due in accordance with the APA and are based upon the net income obtained from the Echo business during certain earnout periods. The initial contingent consideration liability of $0 was based on the fair value of the contingent consideration liability at the acquisition date, and is payable in cash and shares of restricted common stock of the Company. As of March 31, 2021, the liability remains to be $0.

10.	Leases

The Company leases an office, a manufacturing plant and certain equipment under non-cancelable operating lease agreements. The leases have remaining lease terms of two and a half years to five years. The plant lease includes an option to extend the lease for up to five years. In addition, CAT leases a vacant retail space that has been converted for the use of COVID-19 testing, vaccine distribution and a medical lab. The CAT lease term is for eighteen months.

 Supplemental balance sheet information related to leases is as follows:

Balance Sheet Location		March 31, 2021
Operating Leases
Right-of-use assets, net		$1,538,885

Current liabilities	Lease liability, current maturities	(413,084)
Non-current liabilities	Lease liability, net of current maturities	(1,126,283)
Total operating lease liabilities		$(1,539,367)

Finance Leases
Right-of-use assets		$46,653

Current liabilities	Lease liability, current maturities	(19,059)
Non-current liabilities	Lease liability, net of current maturities	(26,318)
Total finance lease liabilities		$(45,377)

Weighted Average Remaining Lease Term
Operating leases		4.15 years
Finance leases		2.36 years
Weighted Average Discount Rate
Operating leases		3%
Finance leases		3%

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2021 and 2020 (Unaudited)

10.	Leases (continued)

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

Anticipated future lease costs, which are based in part on certain assumptions to approximate minimum annual rental commitments under non-cancelable leases, are as follows:

Year Ending December 31,	Operating	Financing	Total
2021	$340,209	$15,120	$355,329
2022	401,622	20,160	421,782
2023	330,300	11,760	342,060
2024	324,000	-	324,000
2025	243,000	-	243,000
Total lease payments	1,639,131	47,040	1,686,171
Less: Imputed interest	99,764	1,663	101,427
Present value of lease liabilities	$1,539,367	$45,377	$1,584,744

CAT has subleased its leased vacant area for a period of one year, the licensee has the option to terminate at any time after the first six month. Anticipated future lease revenue, under this leases is $1,440,000 for the remaining period ending December 31, 2021 and $320,000 for the year ending December 31, 2022.

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

At March 31, 2021, there were options, including options granted to non-employees and non-directors, restricted stock units and warrants to purchase 36,436, 884,343 and 128,090 shares of common stock, respectively, outstanding that could potentially dilute future net income per share. Because the Company had a net loss as of March 31, 2021, it is prohibited from including potential common shares in the computation of diluted per share amounts. Accordingly, the Company has used the same number of shares outstanding to calculate both the basic and diluted loss per share. At March 31, 2020, there were options, including options to non-employees and non-directors, restricted stock units and warrants to purchase 52,337, 9,187 and 53,190 shares of common stock, respectively, outstanding that could potentially dilute future net income per share.

12.	Construction Backlog

The following represents the backlog of signed construction and engineering contracts in existence at March 31, 2021 and December 31, 2020, which represents the amount of revenue the Company expects to realize from work to be performed on uncompleted contracts in progress and from contractual agreements in effect at March 31, 2021 and December 31, 2020, respectively, on which work has not yet begun:

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2021 and 2020 (Unaudited)

12.	Construction Backlog (continued)

	2021	2020
Balance - beginning of period	$25,117,461	$17,634,261
New contracts and change orders during the period	1,047,324	13,816,785
Adjustments and cancellations, net	—	(27,370)
Subtotal	26,164,785	31,423,676
Less: contract revenue earned during the period	(3,293,305)	(6,306,215)
Balance - end of period	$22,871,480	$25,117,461

Backlog at March 31, 2021 included two contracts entered into during the third quarter of 2020 in the amount of approximately $4 million and approximately $2.95 million along with three contracts during the fourth quarter of 2020 in the amount of approximately $2.7 million, $0.80 million, and $0.70 million. In addition, the Company executed one large contract in the first quarter of 2021 in the amount of approximately $1.3 million. The Company expects that all of this revenue will be realized by March 31, 2023. Under the ELA, the Company cannot guarantee, but expects to receive, approximately $2.4 million in royalties for one such project. The Company expects to receive these royalties for this one such project through September 30, 2022. Backlog does not include expected royalty fees to the Company under the ELA from projects to be delivered by our licensee.

The Company’s remaining backlog as of March 31, 2021 represents the remaining transaction price of firm contracts for which work has not been performed and excludes unexercised contract options.

The Company expects to satisfy its backlog which represents the remaining unsatisfied performance obligation on contracts as of March 31, 2021 over the following period:

2021
Within 1 year	$10,015,230
1 to 2 years	12,856,250
Total Backlog	$22,871,480

Although backlog reflects business that is considered to be firm, cancellations, deferrals or scope adjustments may occur. Backlog is adjusted to reflect any known project cancellations, revisions to project scope and cost and project deferrals, as appropriate.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2021 and 2020 (Unaudited)

13.	Stockholders’ Equity

Public Offerings –

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

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2021 and 2020 (Unaudited)

14.	Warrants

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

In conjunction with the Underwriting Agreement in May 2020, the Company issued to the underwriter, as compensation, warrants to purchase an aggregate of 300,000 shares of common stock at an initial exercise price of $3.14 per share. The warrants are exercisable at the option of the holder on or after November 6, 2020 and expire May 5, 2025.  During the three months ended March 31, 2021, 225,100 warrants were exercised and converted into common stock of the Company.  The Company received proceeds of approximately $703,000 from the conversion of the exercised warrants.

In connection with a convertible debenture issued on November 12, 2019, the Company entered into a Placement Agency Agreement (the “Placement Agency Agreement”) with ThinkEquity, a division of Fordham Financial Management, Inc. (the “Placement Agent”), pursuant to which the Company had agreed to pay the Placement Agent a cash fee equal to 9% of the gross proceeds received by the Company from the investor in this transaction, as well as a one-time expense fee of $15,000 for aggregate out-of-pocket expenses incurred collectively in this transaction. Pursuant to the Placement Agency Agreement, the Company also agreed to grant to the Placement Agent or its designees warrants to purchase up to 9% of the aggregate number of shares of common stock underlying the Debenture, which was equal to 5,404 shares of common stock, at an exercise price of 110% of the closing price of the Company’s common stock on the closing date (the “Placement Agent Warrants”).

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

On December 10, 2019, the Company and ThinkEquity entered into a waiver agreement (“Waiver of Warrant”) pursuant to which ThinkEquity surrendered its rights to a warrant previously issued to ThinkEquity on November 12, 2019 to purchase 5,404 shares of the Company’s common stock as compensation for acting as placement agent for the private placement of the Debenture. For the three months ending March 31, 2021, we had 225,100 warrants that converted into common stock.

 SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2021 and 2020 (Unaudited)

15.	Share-based Compensation

On October 26, 2016, the Company’s Board of Directors approved the issuance of up to 25,000 shares of the Company’s common stock in the form of restricted stock or options (“2016 Stock Plan”). Effective January 20, 2017, the 2016 Stock Plan was amended and restated as the SG Blocks, Inc. Stock Incentive Plan, as further amended effective June 1, 2018 and as further amended on July 30, 2020 (the “Incentive Plan”). The Incentive Plan authorizes the issuance of up to 1,125,000 shares of common stock. It authorizes the issuance of equity-based awards in the form of stock options, stock appreciation rights, restricted shares, restricted share units, other share-based awards and cash-based awards to non-employee directors and to officers, employees and consultants of the Company and its subsidiary, except that incentive stock options may only be granted to the Company’s employees and its subsidiary’s employees. The Incentive Plan expires on October 26, 2026, and is administered by the Company’s Compensation Committee of the Board of Directors. Each of the Company’s employees, directors, and consultants are eligible to participate in the Incentive Plan. As of March 31, 2021, there were 179,547 shares of common stock available for issuance under the Incentive Plan.

Stock-Based Compensation Expense

Stock-based compensation expense is included in the condensed consolidated statements of operations as follows:

	Three Months Ended March 31,
	2021	2020
Payroll and related expenses	$286,186	$38,764
Total	$286,186	$38,764

The following table presents total stock-based compensation expense by security type included in the condensed consolidated statements of operations:

	Three Months Ended March 31,
	2021	2020
Stock options	$2,666	$2,667
Restricted Stock Units	283,520	36,097
Total	$286,186	$38,764

Stock-Based Option Awards

The Company has issued no stock-based options during the three months ended March 31, 2021 and 2020.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2021 and 2020 (Unaudited)

15.	Share-based Compensation (continued)

Because the Company does not have significant historical data on employee exercise behavior, the Company uses the “Simplified Method” to calculate the expected life of the stock-based option awards granted to employees. The simplified method is calculated by averaging the vesting period and contractual term of the options.

The following table summarizes stock-based option activities and changes during the three months ended March 31, 2021 as described below:

	Shares	Weighted Average Fair Value Per Share	Weighted Average Exercise Price Per Share	Weighted Average Remaining Terms (in years)	Aggregate Intrinsic Value
Outstanding – December 31, 2020	36,437	$35.54	$78.71	6.34	$—
Granted	—	—	—	—	—
Exercised	—	—	—	—	—
Cancelled	—	—	—	—	—
Outstanding – March 31, 2021	36,437	24.80	78.71	6.09	$—
Exercisable – December 31, 2020	36,332	24.80	78.67	6.34	—
Exercisable – March 31, 2021	36,437	$24.80	$78.71	6.09	$—

For the three months ended March 31, 2021 and 2020, the Company recognized stock-based compensation expense of $2,666 and $2,667, respectively, related to stock options. This expense is included in payroll and related expenses, in the accompanying condensed consolidated statements of operations.

As of March 31, 2021, there was no unrecognized compensation costs related to non-vested stock options and all options have been expensed. The intrinsic value is calculated as the difference between the fair value of the stock price at year end and the exercise price of each of the outstanding stock options. The fair value of the stock price at March 31, 2021 was $4.66 per share.

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

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2021 and 2020 (Unaudited)

15.	Share-based Compensation (continued)

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

For the three months ended March 31, 2021 and 2020, the Company recognized stock-based compensation of $283,520 and $36,097 related to restricted stock units. This expense is included in the payroll and related expenses, general and administrative expenses, and marketing and business development expense in the accompanying condensed consolidated statement of operations.

The following table summarized restricted stock unit activities during the three months ended March 31, 2021:

Number of Shares
Non-vested balance at January 1, 2021	527,504
Granted	—
Vested	—
Forfeited/Expired	—
Non-vested balance at March 31, 2021	527,504

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2021 and 2020 (Unaudited)

16.	Commitments and Contingencies

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

The Company opposed both motions. On April 26, 2021, the Court denied both motions and directed the parties to meet and confer concerning the scheduling of depositions. On May 10, 2021, the parties jointly filed with the Court a proposed order providing the completion of depositions of all parties and non-parties by September 30, 2021.

Litigation is subject to many uncertainties, and the outcome of this action is not predicted with assurance. The Company is currently unable to predict the possible loss or range of loss, if any, associated with the resolution of this litigation, and, accordingly, the Company has made no provision related to this matter in the condensed consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2021 and 2020 (Unaudited)

16.	Commitments and Contingencies (continued)

Vendor Litigation –

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

(ii) On or about September 12, 2018, On or about June 2, 2017, the Company entered into a Firm Price Quote and Purchase (the “GVL Contract”) with Teton to govern the manufacture and provision of 23 shipping containers and modular units (the “Teton GVL Modules”) for the Four Oaks Gather GVL project in South Carolina (the “GVL Project.”). The Company maintains that Teton breached the GVL Contract by (i) failing to timely deliver the Teton GVL Modules, (ii) delivering Teton GVL Modules that were defective in their design and manufacture, (iii) otherwise failed to meet South Carolina Building Code regulations and (iv) breached applicable warranties. As a result of the breach and defects in performance, design and manufacture by Teton, Company asserts that it has sustained approximately $761,401.66 in actual and consequential damages, excluding attorney’s fees.

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

On January 22, 2021, the Company filed a third-party complaint against Teton in the United States District Court for the Central District of California, Case No. 2:20−cv−03432 (“Teton Action”), seeking to determine Teton’s liability in its capacity as a bankruptcy debtor in order to collect any damages payable from Teton’s liability insurance carrier or carriers.

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

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2021 and 2020 (Unaudited)

16.	Commitments and Contingencies (continued)

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

On March 12, 2021, the HOLA Defendants filed an answer to the Company’s complaint against it denying liability and asserting affirmative defenses.

On March 12, 2021, the Company filed an answer to the HOLA Defendants’ First Amended Consolidated Complaint against it, denying liability and asserting affirmative defenses.

On April 26, 2021, the Company and the HOLA Defendants filed a Joint Stipulation to Dismiss Hola Community Partners’ Sixth Claim for Relief (violation of California Business and Professions Code §7031(b)), with prejudice, pursuant to Fed. R. Civ. P. 41(A)(1)(A)(Ii).

Litigation is subject to many uncertainties, and the outcome of this action is not predicted with assurance. The Company is currently unable to predict the outcome or possible recovery or loss or range of loss, if any, associated with the resolution of this litigation, and, accordingly, the Company has made no provision related to this matter in the condensed consolidated financial statements.

3.       SG Blocks, Inc. v. EDI International, PC.

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

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2021 and 2020 (Unaudited)

16.	Commitments and Contingencies (continued)

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

The parties are in the middle of pre-trial discovery. Fact discovery is  scheduled to be completed by June 30, 2021.  No trial date has been set.

Litigation is subject to many uncertainties, and the outcome of this action is not predicted with assurance. The Company is currently unable to predict the outcome or possible recovery or loss or range of loss, if any, associated with the resolution of this litigation, and, accordingly, the Company has made no provision related to this matter in the condensed consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2021 and 2020 (Unaudited)

17.	Subsequent Events

Subsequent to March 31, 2021, the Company acquired an approximately 50-acre site in Lago Vista, Texas for $3,500,000, paid in cash.  The Company plans to partner with a real estate development firm to build approximately 270,000 square feet of one and two-bedroom condominium units manufactured at the Company’s factory in Durant, Oklahoma.  SGB Development Corp., the real property development arm and wholly owned subsidiary of SG Blocks will manage the development of the site.  Groundbreaking for the project is expected in Q2 2022.

Subsequent to March 31, 2021 the Company commenced an action against Osang Healthcare Company, Ltd. in the United States District Court, Eastern District of New York (21-cv-01990). The Company has asserted that Osang materially breached a certain Managed Supply Agreement entered into between the parties on October 12, 2020 (the "MSA"), pursuant to which the Company received on consignment two million (2,000,000) units of Osang’s “Genefinder Plus RealAmp Covid-19 PCR Test” for domestic and international distribution. The Company has also asserted that Osang breached the covenant of good faith and fair dealing, fraudulently induced it to enter into the MSA, and violated §349 of the New York General Business Law’s prohibition of deceptive business practices.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Introduction and Certain Cautionary Statements

               As used in this Quarterly Report, unless the context requires otherwise, references to the "Company," "we," "us," and "our" refer to SG Blocks, Inc. and its subsidiaries. The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes and schedules included elsewhere in this Quarterly Report on Form 10-Q and with our audited condensed consolidated financial statements and notes for the year ended December 31, 2020, which were included in our Annual Report on Form 10-K for the year then ended December 31, 2020, as filed with the Securities and Exchange Commission (the "SEC") on April 15, 2021 and Amendment No. 1 thereto filed with the SEC on April 30, 2021 (the "2020 Form 10-K"). This discussion, particularly information with respect to our future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading "Special note regarding forward-looking statements" in this Quarterly Report on Form10-Q. You should review the disclosure under the heading "Risk Factors" in this Quarterly Report on Form 10-Q for a discussion for important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements.

Special note regarding forward-looking statements

               This Quarterly Report on Form-10Q contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Statements contained in this Quarterly Report on Form 10-Q may use forward-looking terminology, such as "anticipates," "believes," "could," "would," "estimates," "may," "might," "plan," "expect," "intend," "should," "will," or other variations on these terms or their negatives. All statements other than statements of historical facts are statements that could potentially be forward-looking. The Company cautions that forward-looking statements involve risks and uncertainties and actual results could differ materially from those expressed or implied in these forward-looking statements or could affect the extent to which a particular objective, projection, estimate or prediction is realized. Factors that could cause or contribute to such differences include, but are not limited to: general economic, political and financial conditions, both in the United States and internationally; our ability to obtain additional financing on acceptable terms, if at all, or to obtain additional capital in other ways; our ability to increase sales, generate income, effectively manage our growth and realize our backlog; competition in the markets in which we operate, including the consolidation of our industry, our ability to expand into and compete in new geographic markets and our ability to compete by protecting our proprietary manufacturing process; a disruption or cybersecurity breach in our or third-party suppliers' information technology systems; our ability to adapt our products and services to industry standards and consumer preferences and obtain general market acceptance of our products; product shortages and the availability of raw materials, and potential loss of relationships with key vendors, suppliers or subcontractors; the seasonality of the construction industry in general, and the commercial and residential construction markets in particular; a disruption or limited availability with our third party transportation vendors; the loss or potential loss of any significant customers; exposure to product liability, including the possibility that our liability for estimated warranties may be inadequate, and various other claims and litigation; our ability to attract and retain key employees; our ability to attract private investment for sales of product; the credit risk from our customers and our customers' ability to obtaining third-party financing if and as needed; an impairment of goodwill; the impact of federal, state and local regulations, including changes to international trade and tariff policies, and the impact of any failure of any person acting on our behalf to comply with applicable regulations and guidelines; costs incurred relating to current and future legal proceedings or investigations; the cost of compliance with environmental, health and safety laws and other local building regulations; our ability to utilize our net operating loss carryforwards and the impact of changes in the United States' tax rules and regulations; dangers inherent in our operations, such as natural or man-made disruptions to our facilities and project sites, the impact of COVID-19, and related government “shelter-in-place” mandates and other restrictions on business and commercial activity and the adequacy of our insurance coverage; our ability to comply with the requirements of being a public company; fluctuations in the price of our common stock, including decreases in price due to sales of significant amounts of stock; potential dilution of the ownership of our current stockholders due to, among other things, public offerings or private placements by the Company or issuances upon the exercise of outstanding options or warrants and the vesting of restricted stock units; the ability of our principal stockholders, management and directors to potentially exert control due to their ownership interest; any ability to pay dividends in the future; potential negative reports by securities or industry analysts regarding our business or the construction industry in general; Delaware law provisions discouraging, delaying or preventing a merger or acquisition at a premium price; our ability to remain listed on the Nasdaq Capital Market and the possibility that our stock will be subject to penny stock rules; our classification as a smaller reporting company resulting in, among other things, a potential reduction in active trading of our common stock or increased volatility in our stock price; and any factors discussed in "Part II - Item 1A. Risk Factors" to this Quarterly Report on Form 10-Q as well as our 2020 Form 10-K as amended by the Amendment No. 1 thereto, and other filings with the Securities Exchange Commission. In addition, certain information presented below is based on unaudited financial information. There can be no assurance that there will be no changes to this information once audited financial information is available. As a result, readers are cautioned not to place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date of this report. The Company will not undertake to update any forward-looking statement herein or that may be made from time to time on behalf of the Company.

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

In April 2020, we expanded our product offerings and began focusing on the medical projects when we entered into the COVID-19 diagnostic market through the distribution of COVID-19 diagnostic tests.  We have subsequently entered into additional collaborations for the distribution of diagnostic tests as well as collaborations for the use of our modular technology for the building of medical test centers that will include COVID-19 testing. During 2020, the Company entered into a joint venture, and has begun to provide clinical lab testing, as well as test kit sales related to a separate distributer agreement. In addition, in January 2021, the Company and other third parties formed Airport Testing LLC (“CAT”). is in the business of marketing, selling, distributing leasing and otherwise commercially exploiting certain products and services in the COVID-19 testing and other medical industry.

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

Recent Business Developments

In January 2021, the Company and other third parties formed Chicago Airport Testing LLC (“CAT”). CAT is in the business of marketing, selling, distributing leasing and otherwise commercially exploiting certain products and services in the COVID-19 testing and other medical industry.

Additionally, during February 2021, the Company formed SGB Development Corp. (“SGB”), which was formed for the purpose of real property development utilizing our technologies. Subsequent to March 31, 2021, we acquired an approximately .50-acre site in Lago Vista, Texas which we plan to build approximately 270,000 square feet of one and two-bedroom condominium units manufactured at our factory in Durant, Oklahoma. SGB will manage the development of this site.

Results of Operations

Our operations for the three months ended March 31, 2021 and 2020 may not be indicative of our future operations.

Three Months Ended March 31, 2021 and 2020:

	For the Three Months Ended March 31, 2021	For the Three Months Ended March 31, 2020
Total Revenue	$9,187,627	$198,756
Total Cost of revenue	(7,979,446)	(152,775)
Total Operating expenses	(2,369,638)	(795,460)
Total Operating loss	(1,161,457)	(749,479)
Total Other income (expense)	17,107	2,052
Add: Net profit attributable non-controlling interests	889,527	—
Net loss attributable to common stockholders of SG Blocks, Inc.	$(2,033,877)	$(747,427)

Revenue

During the quarter ended March 31, 2021, we derived revenue from the following three categories of sources: construction services, engineering services and medical revenue.  The medical revenue source was a new source that commenced operations in the fourth quarter of 2020 and continued with strong revenue related to COVID-19 samples collected from our Clarity Mobile joint venture in the first quarter 2021. Total revenue for the three months ended March 31, 2021 was $9,187,627 compared to $198,756 for the three months ended March 31, 2020. This increase of $8,988,871 or approximately 4523% was mainly driven by an increase in revenue of approximately $5,896,000 in medical revenue (lab testing, test kit sales and equipment) from mainly the collection of COVID-19 test samples with additional medical revenue from the opening and subletting of the Chicago Area Testing facility,  an increase in revenue of approximately $1,460,000 in special use projects which includes one legacy contract commitment related to the SG Echo acquisition, an  increase in revenue of approximately $1,085,000 in government projects, an increase in revenue of approximately of $312,000 in medical related construction projects and a moderate increase in construction revenue related to office and hotel projects for approximately $131,000 and $166,000, respectively, for the three months ended March 31, 2021, as compared to March 31, 2020.

Cost of Revenue and Gross Profit

Cost of revenue was $7,979,446 for the three months ended March 31, 2021, compared to $152,775 for the three months ended March 31, 2020. The increase of $7,826,671 or a increase of approximately 5123%, is primarily related to higher testing volumes which required an increase in procurement of COVID-19 tests and testing supplies and higher procurement and manufacturing costs of modifying containers and wood modular units. Due to capabilities of Echo, we have now increased our sales of wood modular units to our customer base.

Gross profit was $1,208,181 and $45,981 for the three months ended March 31, 2021 and 2020, respectively.

Gross profit margin percentage decreased to approximately 13.2% for the three months ended March 31, 2021 compared to approximately 23.1% for the three months ended March 31, 2020.  The decrease in gross profit margin percentage was primarily due to a single legacy contract commitment from the acquisition of SG Echo that incurred a loss of approximately $1.0 million due to escalations in material pricing related to COVID-19 and labor overages.

Payroll and Related Expenses

Payroll and related expenses for the three months ended March 31, 2021 were $827,522 compared to $271,808 for the three months ended March 31, 2020. This increase was primarily caused by an increase in salaries and additional head count to help manage the growth of SG Echo and other recently launched subsidiaries such as Chicago Airport Testing, Clarity Mobile Ventures, and SGB Development Corp. of approximately $305,000, and an increase of approximately $247,000 in stock-based compensation expense,  recognized  for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. We recognized $286,186 in stock-based compensation expense related to payroll and related expenses for the three months ended March 31, 2021, compared to $38,764 for March 31, 2020.

Other Operating Expenses (General and administrative expenses, Marketing and business development expense, and Pre-project expenses)

Other operating expenses (general and administrative expenses, marketing and business development expenses, pre-project expenses) for the three months ended March 31, 2021 were $1,542,116 compared to $523,652 for the three months ended March 31, 2020. The increase resulted primarily from an increase in rent expense of approximately $46,000 related to COVID-19 cold storage charges and rental expense for the Chicago Airport Testing facility, an increase in information technology expense of approximately $83,000, an increase in insurance expense of approximately $17,500 for additional insurance coverage for Clarity Mobile Venture, an increase in contract labor expense of approximately $184,500 with the majority related to Clarity Mobile Venture call center support and Chicago Airport Testing for the start-up of operations.   The Company had an increase of approximately $382,000 in laboratory medical expenses mainly from the start-up of operations in Wayne County, Michigan, an increase of $31,500 for manager’s oversight fees related to Clarity Mobile Venture, an increase in depreciation expense of $50,000 and increase  in marketing expense by approximately $56,000,  We recognized no stock-based compensation expense related to legal expenses and marketing expenses for the three months ended March 31, 2021 and 2020.

Other Income (Expense)

Interest income for the three months ended March 31, 2021 was $17,470 mainly derived from bank interest and interest associated with an outstanding note receivable. There was $4,863 of interest income for the three months ended March 31, 2020. Interest expense for the three months ended March 31, 2021 and 2020 was $363 and $2,811, respectively.

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

Liquidity and Capital Resources

As of March 31, 2021 and December 31, 2020, we had an aggregate of $10,540,290 and $13,010,356, respectively, of cash and cash equivalents and short-term investments.

Historically, our operations have primarily been funded through proceeds from equity and debt financings, as well as revenue from operations.

In June 2017, we completed a public offering, resulting in net proceeds of approximately $6,800,000 after deducting underwriting discounts and commissions and other expenses. In July 2017, in connection with a public offering, the underwriters exercised their option to purchase 11,250 additional shares of common stock. As a result of the exercise and closing of the option to purchase additional shares, total net proceeds from the public offering were approximately $7,900,000 after deducting underwriting discounts and commissions and related expenses.

In April 2019, we issued 42,388 shares of our common stock at a price of $22.00 per share through a Securities Purchase Agreement with certain institutional investors and accredited investors.

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

On February 4, 2020, we entered into a Securities Purchase Agreement with an accredited investor, pursuant to which we issued to the investor a secured note in the aggregate principal amount of $200,000 (the “Note”). The Note bears interest at a rate of nine percent (9%) per annum, is due on July 31, 2023, and is secured under a Pledge Agreement, dated February 4, 2020, entered into with the investor (the “Pledge Agreement”) by a security interest in the royalty payable to us under that certain Exclusive License Agreement, dated October 3, 2019, with CPF GP 2019-1 LLC. We have the right to prepay the Note, in whole or in part, at any time and from time to time, without premium or penalty. During the third quarter of 2020, the Note to investor of $200,000 and unpaid accrued interest of $86,263 was converted into 73,665 shares of common stock.

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

Liquidity and Capital Resources (continued)

We anticipate that we will continue to generate losses from operations until the fourth quarter of 2021. At March 31, 2021 and December 31, 2020 we had a cash balance and short-term investment of $10,540,290 and $13,010,356, respectively. As of March 31, 2021, our stockholders’ equity was $18,283,097, compared to $18,437,823 as of December 31, 2020. Our net loss for the three months ended March 31, 2021 was $1,144,350 and net cash used in operating activities was $2,183,116. We anticipate our cash balance is sufficient to last at least twelve months from May 20, 2021.

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

Cash Flow Summary

	Three Months Ended March 31,

	2021	2020
Net cash provided by (used in):
Operating activities	$(2,183,116)	$(1,026,812)
Investing activities	(990,388)	(400,000)
Financing activities	703,438	199,878
Net increase (decrease) in cash and cash equivalents	$(2,470,066)	$(1,226,934)

Operating activities used net cash of $2,183,116 during the three months ended March 31, 2021, and $1,026,812 during the three months ended March 31, 2020. Generally, our net operating cash flows fluctuate primarily based on changes in our profitability and working capital. Cash used in operating activities increased by approximately $1,156,000 primarily due to an decrease in working capital of approximately $1,097,000, an increase  of approximately $247,000 in stock-based compensation, an increase of approximately $90,000 in depreciation expense, an increase in the overall net loss of approximately $397,000,  in the three months ended March 31, 2021 compared to three months ended March 31, 2020.

Investing activities used net cash of $990,388 during the three months ended March 31, 2021, and $400,000 net cash the three months ended March 31, 2020. Cash used in investing activities increase from the corresponding period of the prior year primarily due to the purchase of property, plant and equipment of approximately, $862,000, purchase of intangible assets of $42,500, and payments on assumed liabilities related to the Echo DCL, LLC acquisition of  approximately $86,000.

Financing activities provided net cash of $703,438 during the three months ended March 31, 2021, and $199,878 net cash during the three months ended March 31, 2020.  Cash provided by financing activities increased by $503,560 due to an increase in proceeds from conversion of outstanding warrants to common stock.

We provide services to our construction and engineering customers in three separate phases: the design phase, the architectural and engineering phase and the construction phase. Each phase is independent of the other, but builds through a progression of concept through delivery of a completed structure. These phases may be embodied in a single contract or in separate contracts, which is typical of a design build process model. As of March 31, 2021, we had 16 projects totaling $22,871,480 under contract, which, if they all proceed to construction, will result in our constructing approximately 230,481 square feet of container and modular space. Of these contracts, all sixteen projects combine all three phases or parts thereof and including construction. We expect that all of this revenue will be realized by March 31, 2023.

Backlog may fluctuate significantly due to the timing of orders or awards for large projects and is not necessarily indicative of future backlog levels or the rate at which backlog will be recognized as revenue. The decrease in backlog of approximately $2,246,000 from December 31, 2020 is primarily attributable to one new contract we entered into during the first quarter of 2021 for approximately $1,325,000 and offset by work in progress or completed contracts during the first three months of 2021 for approximately $3,300,000.

There can be no assurance that our customers will decide to and/or be able to proceed with these construction projects, or that we will ultimately recognize revenue from these projects in a timely manner or at all.

Off-Balance Sheet Arrangements

As of March 31, 2021 and December 31, 2020, we had no material off-balance sheet arrangements to which we are a party.

In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector. These agreements are typically with consultants and certain vendors. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of March 31, 2021.

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

Revenue recognition – we determine, at contract inception, whether it will transfer control of a promised good or service over time or at a point in time, regardless of the length of contract or other factors. The recognition of revenue aligns with the timing of when promised goods or services are transferred to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. To achieve this core principle, we apply the following five steps in accordance with its revenue policy:

                (1)  Identify the contract with a customer

                (2)  Identify the performance obligations in the contract

                (3)  Determine the transaction price

                (4)  Allocate the transaction price to performance obligations in the contract

                (5)  Recognize revenue as performance obligations are satisfied

     On certain contracts, we apply recognition of revenue over time, which is similar to the method we applied under previous guidance (i.e. percentage of completion). Due to uncertainties inherent in the estimation process, it is possible that estimates of costs to complete a performance obligation will be revised in the near-term. For those performance obligations for which revenue is recognized using a cost-to-cost input method, changes in total estimated costs, and related progress toward complete satisfaction of the performance obligation, are recognized on a cumulative catch-up basis in the period in which the revisions to the estimates are made. When the current estimate of total costs for a performance obligation indicate a loss, a provision for the entire estimated loss on the unsatisfied performance obligation is made in the period in which the loss becomes evident.

     For product or equipment sales, we apply recognition of revenue when the customer obtains control over such goods, which is at a point in time.

     On October 3, 2019, we entered into an Exclusive License Agreement (“ELA” ) pursuant to which it granted an exclusive license for its technology as outlined in the ELA. The ELA is described below. Under the ELA, we will receive royalty payments based upon gross revenues earned by the licensee for commercialized products within the field of design and project management platforms for residential use, including single-family residences and multi-family residences, but excluding military housing. We have determined that the ELA grants the licensee a right to access our intellectual property throughout the license period (or its remaining economic life, if shorter), and thus recognizes revenue over time as the licensee recognizes revenue and we have the right to payment of royalties. No revenue has been recognized under the ELA for the three months ended March 31, 2021.

     We entered into a joint venture agreement with Clarity Lab Solutions, LLC (“Clarity Labs”) (the “JV”) in the fourth quarter of 2020. Revenue from the activities of the JV is related to clinical testing services and is recognized when services have been rendered, which is at a point in time.  In addition, we formed Chicago Airport Testing, LLC which collects rental revenue  Included in the consideration we expected to be entitled to receive, we estimate its contractual allowances, payer denials and price concessions. During the three months ending March 31, 2021, we recognized $5,955,963 in revenue related to activities through the JV, which is included in medical revenue on the accompanying consolidated statements of operations.

Critical Accounting Policies (continued)

Goodwill – Goodwill represents the excess of reorganization value over the fair value of identified net assets upon emergence from bankruptcy. In accordance with the accounting guidance on goodwill, we perform our impairment test of goodwill at the reporting unit level each fiscal year, or more frequently if events or circumstances change that would more likely than not reduce the fair value of its reporting unit below its carrying value. Our evaluation of goodwill completed during the year ended December 31, 2020, resulted in no impairment loss. There was no impairment during the three months ended March 31, 2021.

Intangible assets – Intangible assets consist of $2,766,000 of proprietary knowledge and technology which is being amortized over 20 years, $97,164 of trademarks which is being amortized over 5 years, $47,800 of website fees which is being amortized over 5 years. Our evaluation of intangible assets for impairment during the year ended December 31, 2020, determined that there were no impairment losses. There was no impairment during the three months ended March 31, 2021.

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

Non-GAAP Financial Information (continued)

The following is a reconciliation of EBITDA and Adjusted EBITDA to the nearest GAAP measure, net loss:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Net loss	$(2,033,877)	$(747,427)
Addback interest expense	363	2,811
Addback interest income	(17,470)	(4,863)
Addback depreciation and amortization	141,793	47,401
EBITDA (non-GAAP)	(1,909,191)	(702,078)
Addback litigation expense	81,219	136,738
Addback stock compensation expense	286,186	38,764
Adjusted EBITDA (non-GAAP)	$(1,541,786)	$(526,576)

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

As previously reported, management had identified a deficiency in our internal control over financial reporting, which was related to the timely closing of the accounting records and technical accounting guidance to complex and/or new transactions. Our management had concluded that we do not maintain effective controls related to both deficiencies surrounding the timely closing of the accounting records and technical accounting guidance. Management had determined that the aggregate impact of this deficiency resulted in a material weakness. The material weakness did not result in any identified misstatements in the current period consolidated financial statements, nor in any restatements of consolidated financial statements previously reported by us, and there were no changes in previously released financial results.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

Remediation Steps to Address the Material Weakness

Since identifying the material weakness related to the timely closing of accounting records and technical accounting guidance to complex and/or new transactions, we have taken steps to strengthen the control function related to the financial closing process. These steps included retaining two additional senior accounting resources to help enhance the timeliness of the accounting close process and to have additional oversight for new and complex accounting transactions. We will continue to enhance controls to ensure the financial closing process is effectively implemented. Although we plan to complete this remediation process as quickly as possible, we cannot at this time estimate when the remediation will be completed.

Changes in Internal Control over Financial Reporting

Other than as described above, for the fiscal quarter ended March 31, 2021, there have been no changes in our internal control over financial reporting identified in connection with the evaluations required by Rule 13a-15(d) or Rule 15d-15(d) under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our CEO and our CFO, do not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART II. OTHER INFORMATION

ITEM 1.     Legal Proceedings

The information included in "Note 16 - Commitments and Contingencies" of the Company's condensed consolidated financial statements included elsewhere in this Form 10-Q is incorporated by reference into this Item.

ITEM 1A.  Risk Factors

Investing in our common stock involves a high degree of risk. You should consider carefully the following risks, together with all other information in this Quarterly Report on Form 10-Q, including our unaudited condensed consolidated financial statements and notes thereto. If any of the following risks actually materializes, our operating results, financial condition and liquidity could be materially adversely affected. As a result, the trading price of our common stock could decline and you could lose part or all of your investment. The following information updates, and should be read in conjunction with, the information disclosed in Part I, Item 1A, "Risk Factors," contained in the Annual Report on Form 10-K for the year ended December 31, 2020 as amended by the Amendment No. 1 thereto (the “2020 Form 10-K”). There have been no material changes from the risk factors disclosed in “Part I—Item 1A. Risk Factors” in our 2020 Form 10-K, except as follows:

If we are not successful in our efforts to increase sales or raise capital, we could experience a shortfall in cash over the next twelve months, and our ability to obtain additional financing on acceptable terms, if at all, may be limited.

At March 31, 2021 and December 31, 2020, we had cash and cash equivalents and a short-term investment, collectively, of $10,540,290 and $13,010,356, respectively. However, during the three months ended March 31, 2021 and year ended December 31, 2020, we reported a net loss of $1,144,350 and $4,508,162, respectively, and used $2,183,116 and $2,887,950 of cash for operations, respectively. If we are not successful with our efforts to increase revenue, we could experience a shortfall in cash over the next twelve months. If there is a shortfall, we may be forced to reduce operating expenses, among other steps, all of which would have a material adverse effect on our operations going forward.

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

A few customers have in the past, and may in the future, account for a significant portion of our revenues in any one year or over a period of several consecutive years. For example, for the three months ended March 31, 2021 approximately 80% of our revenue was generated from two customers and for the year ended December 31, 2020, approximately 61% of our revenue was generated from three customers. Although we have contractual relationships with many of our significant customers, our customers may unilaterally reduce or discontinue their contracts with us at any time. The loss of business from a significant customer could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We rely on certain vendors to supply us with materials and products that, if we were unable to obtain, could adversely affect our business.

We have relationships with key materials vendors, and we rely on suppliers for our purchases of products from them. Any inability to obtain materials or services in the volumes required and at competitive prices from our major trading partners, the loss of any major trading partner or the discontinuation of vendor financing (if any) may seriously harm our business because we may not be able to meet the demands of our customers on a timely basis in sufficient quantities or at all.  Other factors, including reduced access to credit by our vendors resulting from economic conditions, may impair our vendors’ ability to provide products in a timely manner or at competitive prices.  We also rely on other vendors for critical services such as transportation, supply chain and professional services.  Any negative impacts to our business or liquidity could adversely impact our ability to establish or maintain these relationships. For the three months ended March 31, 2021 28% of our costs of revenue related to two vendors.  For the year ended December 31, 2020, there were no vendors which represented 10% or more of our cost of revenue.

Our clients may adjust, cancel or suspend the contracts in our backlog; as such, our backlog is not necessarily indicative of our future revenues or earnings. In addition, even if fully performed, our backlog is not a good indicator of our future gross margins.

Backlog represents the total dollar amount of revenues we expect to record in the future as a result of performing work under contracts we have been awarded. Backlog may fluctuate significantly due to the timing of orders or awards for large projects and is not necessarily indicative of future backlog levels or the rate at which backlog will be recognized as revenue. We include in backlog only those contracts for which we have reasonable assurance that the customer can obtain the permits for construction and can fund the construction. As of December 31, 2020, our backlog totaled approximately $25.1 million and as of March 31, 2021, our backlog totaled approximately $22.9 million. The decrease in backlog at March 31, 2021 from December 31, 2020 is primarily attributable to work in progress or completed contracts during the first three months of 2021 for approximately $3.3 million and executing one contract during the first quarter of 2021 in the amount of approximately $1.3 million.  Our backlog is described more in detail in “Note 12—Construction Backlog” of the notes to our consolidated financial statements included elsewhere in this Quarterly Report. We cannot provide assurance that our backlog will be realized as revenues in the amounts reported or, if realized, will result in profits. In accordance with industry practice, substantially all of our contracts are subject to cancellation, termination or suspension at our customer’s discretion. In the event of a project cancellation, we generally would not have a contractual right to the total revenue reflected in our backlog. Projects can remain in backlog for extended periods of time because of the nature of the project and the timing of the particular services required by the project. In addition, the risk of contracts in backlog being cancelled or suspended generally increases during periods of widespread economic slowdowns or in response to changes in commodity prices.

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

At March 31, 2021, there were options, including options granted to non-employees and non-directors, restricted stock units and warrants to purchase 36,436, 884,343 and 128,090 shares of common stock, respectively, outstanding that could potentially dilute future net income per share. Because we had a net loss as of March 31, 2021, it is prohibited from including potential common shares in the computation of diluted per share amounts. Accordingly, we used the same number of shares outstanding to calculate both the basic and diluted loss per share. At March 31, 2020, there were options, including options to non-employees and non-directors, restricted stock units and warrants to purchase 52,337, 9,187 and 53,190 shares of common stock, respectively, outstanding that could potentially dilute future net income per share.

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None that have not been previously disclosed in our filings with the SEC.

ITEM 3.     Defaults Upon Senior Securities

None.

ITEM 4.     Mine Safety Disclosures

Not applicable.

ITEM 5.     Other Information

Table of Contents

ITEM 6.      Exhibits

EXHIBIT INDEX
Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of SG Blocks, Inc. (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on July 7, 2016 (File No. 000-22563)).
3.2	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on July 7, 2016 (File No. 000-22563)).
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of SG Blocks, Inc. (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on February 28, 2017 (File No. 000-22563)).
3.4	Certificate of Amendment to Certificate of Designation, dated May 11, 2017 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on May 12, 2017 (File No. 001-38037)).
3.5	Certificate of Elimination of Series A Convertible Preferred Stock, dated December 13, 2018 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on December 17, 2018 (File No. 001-38037)).
3.6	Certificate of Amendment to the Amended and Restated Certificate of Incorporation dated June 5, 2019 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on June 5, 2019 (File No. 001-38037)).
3.7	Form of Certificate of Designation of the Series B Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.7 to the Registration Statement on Form S-1/A (File No. 333-235295) as filed by SG Blocks, Inc. with the Securities and Exchange Commission on December 9, 2019).
3.8	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, as amended, of SG Blocks, Inc. (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on February 5, 2020 (File No. 001-38037)).
31.1*	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS+	XBRL Instance Document - the instance document does not appear in the Interactive Data File as the XBRL tags are embedded within the Inline XBRL document.
101.SCH+	XBRL Taxonomy Extension Schema Document.
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB+	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Filed herewith.

*	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SG BLOCKS, INC.
(Registrant)

Date: May 20, 2021	By:	/s/ Paul M. Galvin
Paul M. Galvin Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

	By:	/s/ Gerald A. Sheeran
Gerald A. Sheeran Acting Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)