Form 10-Q
period 2021-06-30
SG BLOCKS, INC.
filed 2021-08-16
CIK 1023994

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 11, 2021 the issuer had a total of 8,822,489 shares of the registrant’s common stock, $0.01 par value, outstanding.

SG BLOCKS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

SG BLOCKS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,323,599	$13,010,356
Accounts receivable, net	2,719,713	2,635,608
Contract assets	2,122,231	1,303,136
Inventories	1,409,915	778,144
Prepaid expenses and other current assets	553,975	570,775
Total current assets	9,129,433	18,298,019

Property, plant and equipment, net	7,177,533	2,683,014
Goodwill	1,309,330	1,309,330
Right-of-use asset	1,478,544	1,537,545
Long-term note receivable	701,233	682,637
Intangible assets, net	2,178,879	2,218,609
Deferred contract costs, net	132,552	152,944
Investment in and advances to equity affiliates	3,350,329	—
Total Assets	$25,457,833	$26,882,098

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$5,920,137	$3,961,961
Contract liabilities	789,068	1,774,740
Lease liability, current maturities	435,608	326,654
Due to affiliates	381,770	965,561
Assumed liability	43,295	200,765
Other current liabilities	5,000	5,000
Total current liabilities	7,574,878	7,234,681

Lease liability, net of current maturities	1,042,232	1,209,594
Total liabilities	8,617,110	8,444,275

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $1.00 par value, 5,405,010 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 25,000,000 shares authorized; 8,822,489 issued and outstanding as of June 30, 2021 and 8,596,189 issued and outstanding as of December 31, 2020	88,225	85,962
Additional paid-in capital	41,681,186	40,443,840
Accumulated deficit	(25,851,682)	(22,276,546)
Total SG Blocks, Inc. stockholders’ equity	15,917,729	18,253,256
Non-controlling interest	922,994	184,567
Total stockholders’ equity	16,840,723	18,437,823
Total Liabilities and Stockholders’ Equity	$25,457,833	$26,882,098

The accompanying notes are an integral part of these condensed consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

	For the Three Months Ended June 30,	For the Three Months Ended June 30,	For the Six Months Ended June 30,	For the Six Months Ended June 30,
	2021	2020	2021	2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue:
Construction services	$2,064,438	$534,526	$5,202,153	$623,867
Engineering services	4,059	94,423	98,008	203,838
Medical revenue	9,785,490	—	15,741,453	—
Total	11,853,987	628,949	21,041,614	827,705

Cost of revenue:
Construction services	3,164,695	193,208	7,258,235	265,119
Engineering services	32,197	61,508	41,967	142,372
Medical revenue	5,818,051	—	9,694,187	—
Total	9,014,943	254,716	16,994,389	407,491

Gross profit	2,839,044	374,233	4,047,225	420,214

Operating expenses:
Payroll and related expenses	801,664	392,338	1,629,186	664,146
General and administrative expenses	1,888,162	766,750	3,349,518	1,258,064
Marketing and business development expense	72,438	30,899	143,065	63,237
Pre-project expenses	847	25,000	10,980	25,000
Total	2,763,111	1,214,987	5,132,749	2,010,447

Operating income (loss)	75,933	(840,754)	(1,085,524)	(1,590,233)

Other income (expense):
Interest expense	(329)	(3,452)	(692)	(6,263)
Interest income	13,797	6,233	31,267	11,096
Other income	61,024	—	61,024	—
Total	74,492	2,781	91,599	4,833

Income (loss) before income taxes	150,425	(837,973)	(993,925)	(1,585,400)
Income tax expense	—	—	—	—

Net income (loss)	150,425	(837,973)	(993,925)	(1,585,400)

Add: net income attributable to noncontrolling interests	1,691,684	—	2,581,211	—
Net loss attributable to common stockholders of SG Blocks, Inc.	$(1,541,259)	$(837,973)	$(3,575,136)	$(1,585,400)

Net loss per share attributable to SG Blocks, Inc. - basic and diluted:
Basic and diluted	$(0.17)	$(0.16)	$(0.41)	$(0.48)

Weighted average shares outstanding:
Basic and diluted	8,822,278	5,369,132	8,783,806	3,278,913

The accompanying notes are an integral part of these condensed consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	$0.01 Par Value Common Stock		Additional Paid-in	Accumulated	SG Blocks Stockholders'	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity	Interests	Equity
Balance at March 31, 2021	8,821,289	$88,213	$41,431,213	$(24,310,423)	$17,209,003	$1,074,094	$18,283,097
Stock-based compensation	—	—	246,236	—	246,236	—	246,236
Conversion of warrants to common stock	1,200	12	3,737	—	3,749	—	3,749
Noncontrolling interest distribution	—	—	—	—	—	(1,842,784)	(1,842,784)
Net income (loss)	—	—	—	(1,541,259)	(1,541,259)	1,691,684	150,425
Balance at June 30, 2021	8,822,489	$88,225	$41,681,186	$(25,851,682)	$15,917,729	$922,994	$16,840,723

Balance at December 31, 2020	8,596,189	$85,962	$40,443,840	$(22,276,546)	$18,253,256	$184,567	$18,437,823
Stock-based compensation	—	—	532,422	—	532,422	—	532,422
Conversion of warrants to common stock	226,300	2,263	704,924	—	707,187	—	707,187
Noncontrolling interest distribution	—	—	—	—	—	(1,842,784)	(1,842,784)
Net income (loss)	—	—	—	(3,575,136)	(3,575,136)	2,581,211	(993,925)
Balance at June 30, 2021	8,822,489	$88,225	$41,681,186	$(25,851,682)	$15,917,729	$922,994	$16,840,723

	$0.01 Par Value Common Stock		Additional Paid-in	Accumulated	SG Blocks Stockholders'	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity	Interests	Equity
Balance at March 31, 2020	1,170,524	$11,705	$21,970,903	$(18,331,244)	$3,651,364	$—	$3,651,364
Stock-based compensation	—	—	129,750	—	129,750	—	129,750
Conversion of restricted stock units to common stock	12,000	120	(120)	—	—	—	—
Conversion of debt exchange to common stock	73,665	737	205,526	—	206,263	—	206,263
Issuance of common stock, net of issuance costs	7,340,000	73,400	17,045,080	—	17,118,480	—	17,118,480
Net loss	—	—	—	(837,973)	(837,973)	—	(837,973)
Balance at June 30, 2020	8,596,189	$85,962	$39,351,139	$(19,169,217)	$20,267,884	$—	$20,267,884

Balance at December 31, 2019	1,157,890	$11,579	$21,932,387	$(17,583,817)	$4,360,149	$—	$4,360,149
Stock-based compensation	—	—	168,514	—	168,514	—	168,514
Conversion of restricted stock units to common stock	24,672	246	(246)	—	—	—	—
Reverse stock split settlement	(38)	—	(122)	—	(122)	—	(122)
Conversion of debt exchange to common stock	73,665	737	205,526	—	206,263	—	206,263
Issuance of common stock, net of issuance costs	7,340,000	73,400	17,045,080	—	17,118,480	—	17,118,480
Net loss	—	—	—	(1,585,400)	(1,585,400)	—	(1,585,400)
Balance at June 30, 2020	8,596,189	$85,962	$39,351,139	$(19,169,217)	$20,267,884	$—	$20,267,884

The accompanying notes are an integral part of these condensed consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	For the Six Months Ended June 30, 2021	For the Six Months Ended June 30, 2020
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(993,925)	$(1,585,400)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	198,398	1,848
Amortization of intangible assets	82,230	72,561
Amortization of deferred license costs	20,392	20,393
Bad debt expense	161,202	—
Interest income on long-term note receivable	(18,596)	(11,096)
Stock-based compensation	532,422	168,514
Changes in operating assets and liabilities:
Accounts receivable	(245,307)	(483,067)
Contract assets	(819,095)	94,185
Inventories	(631,771)	—
Prepaid expenses and other current assets	16,800	(203,096)
Right of use asset	204,840	—
Accounts payable and accrued expenses	1,958,175	(235,858)
Contract liabilities	(985,672)	(20,106)
Due to affiliates	(583,791)	—
Lease liability	(204,246)	—
Net cash used in operating activities	(1,307,944)	(2,181,122)

Cash flows from investing activities:
Advances in note receivable	—	(650,000)
Purchase of property, plant and equipment	(4,692,918)	—
Purchase of intangible asset	(42,500)	—
Payment on assumed liability of acquired assets	(157,469)	—
Investment in and advances to equity affiliates	(3,350,329)	—
Net cash used in investing activities	(8,243,216)	(650,000)

Cash flows from financing activities:
Proceeds from conversion of warrants to common stock	707,187	—
Proceeds from public stock offering, net of issuance costs	—	17,118,480
Proceeds from long-term note payable	—	200,000
Distribution paid to noncontrolling interest	(1,842,784)	—
Settlement of common stock from reverse stock split	—	(122)
Net cash (used in) provided by financing activities	(1,135,597)	17,318,358

Net increase (decrease) in cash and cash equivalents	(10,686,757)	14,487,236

Cash and cash equivalents - beginning of period	13,010,356	1,625,671

Cash and cash equivalents - end of period	$2,323,599	$16,112,907

Supplemental disclosure of non-cash operating activities:
Non-cash conversion of long-term note payable to common stock	$—	$200,000
Non-cash conversion of accrued interest of long-term note payable to common stock	—	6,263
Total non-cash operating activities	$—	$206,263

The accompanying notes are an integral part of these condensed consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2021 and 2020 (Unaudited)

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

During 2020, the Company formed, SG Echo, LLC, a wholly owned subsidiary of the Company. SG Echo, LLC was formed to complete the business acquisition as disclosed in Note 9. The Company acquired substantially all the assets of Echo DCL, a Texas limited liability company, except for Echo's real estate holdings for which we obtained a right of first refusal. Echo is a container/modular manufacturer based in Durant, Oklahoma specializing in the design and construction of permanent modular and temporary modular buildings and was one of the Company's key supply chain partners. Echo caters to the military, education, administration facilities, healthcare, government, commercial and residential customers. This acquisition has allowed the Company to expand its reach for the Modules and offer an opportunity to vertically integrate a large portion of the Company's cost of goods sold, as well as increase margins, productivity and efficiency in the areas of design, estimating, manufacturing and delivery and to become the manufacturer of the Company's core container and modular product offerings.  The Company also entered into a joint venture with Clarity Lab Solutions LLC., to provide clinical lab testing related to COVID-19.

As of January 2021, the Company’s condensed consolidated financial statements include the accounts of Chicago Airport Testing LLC (“CAT”). The Company has a variable interest in CAT as described further below. CAT is in the business of marketing, selling, distributing leasing and otherwise commercially exploiting certain products and services in the COVID-19 testing and other medical industry.

In addition, during 2021, the Company formed SGB Development Corp. (“SGB Development”), which is wholly-owned by the Company. SGB Development was formed with the purpose of real property development utilizing the Company's technologies.  SGB Development has a minority interest in Norman Berry II Owners LLC and JDI-Cumberland Inlet LLC as described further below.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2021 and 2020 (Unaudited)

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

As of June 30, 2021, the Company had 8,822,489 shares of common stock issued and outstanding.

2.	Liquidity

As of June 30, 2021, the Company had cash and cash equivalents of $2,323,599 and a backlog of approximately $21 million. See Note 12 for a discussion of construction backlog. Based on our conversations with key customers, the Company anticipates its backlog to convert to revenue over the following period:

2021
Within 1 year	$8,179,581
1 to 2 years	12,856,250
Total Backlog	$21,035,831

The Company has incurred losses since its inception and has negative operating cash flows. Management has taken several actions to ensure that the Company will continue as a going concern. As described below, the Company has been able to raise substantial cash through equity offerings. In addition, as further described in these consolidated financial statements, the Company has begun to recognize revenue from new revenue streams. Management believes that these actions will enable the Company to continue as a going concern.

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

With the global spread of the ongoing novel coronavirus ("COVID-19") pandemic during 2020, the Company implemented business continuity plans designed to address and mitigate the impact of the COVID-19 pandemic on its employees and business. Any quarantines, the timing and length of containment and eradication solutions, travel restrictions, absenteeism by infected workers, labor shortages or other disruptions to the Company's suppliers and contract manufacturers or customers would likely adversely impact the Company's sales and operating results and result in further project delays. In addition, the pandemic could result in an economic downturn that could affect the demand for the Company's products. Order lead times could be extended or delayed and pricing could increase. Some products or services may become unavailable if the regional or global spread were significant enough to prevent alternative sourcing. Accordingly, the Company is considering alternative product sourcing in the event that product supply becomes problematic. The Company expects this global pandemic to have an impact on the Company's revenue and results of operations, the size and duration of which the Company is currently unable to predict. In addition, to the extent the ongoing COVID-19 pandemic adversely affects the Company's business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties which the Company faces. The Company has been impacted by COVID-19 with supply chain distributions, absenteeism by infected workers and skilled labor shortages which has caused delays in projects and the Company could be further impacted if the COVID-19 pandemic continues.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2021 and 2020 (Unaudited)

3.	Summary of Significant Accounting Policies

Basis of presentation and principals of consolidation – The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to the Current Report on Form 10-Q and Article 8 Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. The condensed financial statements and notes should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2020 included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the Securities and Exchange Commission on April 15, 2021. In the opinion of management, all adjustments, consisting of normal accruals, considered necessary for a fair presentation of the interim financial statements have been included. Results for the six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

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

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2021 and 2020 (Unaudited)

3.	Summary of Significant Accounting Policies (continued)

For product or equipment sales, the Company applies recognition of revenue when the customer obtains control over such goods, which is at a point in time.

On October 3, 2019, the Company entered into an Exclusive License Agreement (“ELA” ) pursuant to which it granted an exclusive license for its technology as outlined in the ELA. The ELA is described below. Under the ELA, the Company will receive royalty payments based upon gross revenues earned by the licensee for commercialized products within the field of design and project management platforms for residential use, including single-family residences and multi-family residences, but excluding military housing. The Company has determined that the ELA grants the licensee a right to access the Company’s intellectual property throughout the license period (or its remaining economic life, if shorter), and thus recognizes revenue over time as the licensee recognizes revenue and the Company has the right to payment of royalties. No revenue has been recognized under the ELA for the six months ended June 30, 2021 and 2020. On June 15, 2021, the Company terminated the ELA that was executed on October 3, 2019 which is discussed below.

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

The Agreement also provides that CMC has engaged the Company to build and design, in the aggregate, approximately 100 residential and commercial units at 1100 Ridge Avenue, Atlanta, Georgia, which is known as the “Ridge Avenue, Atlanta Project.” The total expected gross revenue to the Company for the project to be derived by CMC is approximately $16,900,000. The project is a residential project but it was not subject to the recently terminated Exclusive License Agreement, dated October 3, 2019. The planning stage of the project was initial delayed due to COVID-19 but the project is still active. No revenue has been recognized under the Agreement for the six months ended June 30, 2021 or 2020.

The Company entered into a joint venture agreement with Clarity Lab Solutions, LLC (“Clarity Labs”) (the “JV”) in the fourth quarter of 2020. Revenue from the activities of the JV is related to clinical testing services and is recognized when services have been rendered, which is at a point in time.  Included in the consideration the Company expected to be entitled to receive, the Company estimates its contractual allowances, payer denials and price concessions. During the six months ended June 30, 2021, the Company recognized approximately $15,000,000 related to activities through the JV, which is included in medical revenue on the accompanying consolidated statements of operations. In addition, the Company formed Chicago Airport Testing, LLC which is currently collecting rental revenue from subleasing to a consortium of government entities assisting in COVID-19 testing.

Disaggregation of Revenues

The Company’s revenues are derived from construction and engineering contracts related to Modules, and medical revenue derived from lab testing and test kit sales. The Company's contracts are with customers in various industries. Revenue recognized at a point in time and recognized over time were $15,750,903 and $5,290,711, respectively, for the six months ending June 30, 2021. All revenue recognized for the six months ending June 30, 2020 was over time.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2021 and 2020 (Unaudited)

3.	Summary of Significant Accounting Policies (continued)

The following tables provide further disaggregation of the Company’s revenues by categories:

	Three Months Ended June 30,
Revenue by Customer Type	2021		2020
Construction and Engineering Services:
Government	$1,097,660	9%	$—	—%
Hotel/Hospitality	283,355	2%	38,135	6%
Medical - Construction	242,533	2%	57,033	9%
Multi-Family (includes Single Family)	(22,398)	—%	21,291	3%
Office	258,069	2%	10,058	2%
Other (1)	—	—%	300,000	48%
Retail	2,688	—%	202,432	32%
Special Use	206,590	2%	—	—%
Subtotal	2,068,497	17%	628,949	100%
Medical Revenue:
Medical (lab testing, kit sales and equipment)	9,785,490	83%	—	—%
Total revenue by customer type	$11,853,987	100%	$628,949	100%

(1) Construction fee of $300,000 with no cost of revenue.

	Six Months Ended June 30,
Revenue by Customer Type	2021		2020
Construction and Engineering Services:
Government	$2,183,142	11%	$—	—%
Hotel/Hospitality	453,781	2%	42,799	5%
Medical - Construction	494,093	2%	58,532	7%
Multi-Family (includes Single Family)	22,348	—%	51,963	6%
Office	435,461	2%	50,909	6%
Other (1)	—	—%	300,000	37%
Retail	44,701	—%	323,502	39%
Special Use	1,666,635	8%	—	—%
Subtotal	5,300,161	25%	827,705	100
Medical Revenue:
Medical (lab testing, kit sales and equipment)	15,741,453	75%	—	—%
Total revenue by customer type	$21,041,614	100%	$827,705	100%

(1) Construction fee of $300,000 with no cost of revenue.
10

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2021 and 2020 (Unaudited)

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

Deferred Contract Costs - Prior to entering into the ELA, the Company was subject to an agreement to construct and develop a certain property (“Original Agreement”), which now was subject to the ELA. Because of this, the Company is no longer obliged to its Original Agreement. Upon entering the ELA, the Company had an outstanding accounts receivable balance of $306,143, which was forfeited and recognized this amount as deferred contract costs. This amount was offset by $102,217, which was reimbursement from the licensee for project costs on this project.  The Company incurred total deferred contract costs of $203,926.  The Company considered this amount an incremental cost of obtaining that ELA, because the Company expected to recover those costs through future royalty payments. The Company initially planned to amortize the asset over sixty months, which is the initial term of the ELA because the asset relates to the services transferred to the customer during the contract term. As of June 30, 2021, accumulated amortization related to deferred contract costs amounted to $71,374. During the six months ended June 30, 2021 and 2020, amortization expense relating to the deferred contract costs amounted to $20,392 and $20,393, respectively, and is included in general and administrative expenses on the accompanying condensed consolidated statement of operations.  As previously mentioned, the ELA was terminated on June 15, 2021 but the Company expects to recover the deferred contract costs from the Assignment of Limited Rights Under Membership Interest Redemption Agreement, dated June 15, 2021 as described below.

Exclusive License Agreement – On October 3, 2019, as amended on October 17, 2019, the Company entered into the ELA with CPF GP 2019-1 LLC (the “Licensee”), pursuant to which the Company granted the Licensee an exclusive license (the “License”) solely within the United States and its legal territories to the Company’s technology, intellectual property, any improvements thereto, and any related permits, in order to develop and commercialize products within the field of design and project management platforms for residential use, including single-family residences and multi-family residences, but excluding military housing. The Ridge Avenue Project has also been excluded from the License. The License Agreement had an initial term of five (5) years and was to automatically renew for subsequent five (5) year periods. The License Agreement provided for customary terminating provisions, including the right by the Company to terminate if the Licensee fails to make minimum royalty payments (as described below).

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2021 and 2020 (Unaudited)

3.	Summary of Significant Accounting Policies (continued)

In consideration for the License, during the initial term, the Licensee agreed to pay the Company a royalty of (x) five percent (5%) on the first $20,000,000 of gross revenues derived from the Licensee’s commercialization of the License (net of customary discounts, sales taxes, delivery charges, and amounts for returns) (the “Gross Revenues”), (y) four and one-half percent (4.5%) on the next $30,000,000 of Gross Revenues, and (z) five percent (5%) on all Gross Revenues thereafter (collectively, the “Royalty”) , subject to the following minimum royalty payments determined on a cumulative basis during the initial term: $500,000 in year 1, $750,000 in year 2, $1,500,000 in year 3, $2,000,000 in year 4, and $2,500,000 in year 5. License Agreement provided that if it was extended beyond the initial term, then the parties would negotiate in good faith the royalty rate and the minimum royalty payments for the renewal term(s). In addition, to the extent the Licensee sublicenses any aspect of the License to a sub-licensee, the Licensee was obligated to pay to the Company fifty percent (50%) of all payments received by the Licensee from such sublicensee. The License Agreement also provided that the Company could also provide the Licensee with professional services with respect to the License, and the Licensee was obligated to the Company for employees’ time, materials, and expenses incurred in providing such professional services. The Licensee also separately agreed to reimburse the Company for any third-party expenses incurred by the Company in developing the Company’s remaining and future residential projects.

The License Agreement provided for customary indemnification obligations between the parties and further provides that the Licensee will indemnify the Company for any claims arising out of the commercialization of the License by the Licensee or any of its subsidiaries, contractors, or sublicensees. In addition, the License Agreement provided that the Company would provide the Licensee with cost estimates for the fabrication and manufacturing of residential projects in the Company’s existing pipeline as of the date of the License Agreement, and if such projects cannot be reasonably constructed and installed at or below such estimates, then the Licensee may withhold payment of any royalty due to the Company under the License Agreement on a dollar-for-dollar basis to offset the costs above the originally estimated amounts.

On June 15, 2021, the Company terminated the Exclusive License Agreement with CPF that the Company had entered into on October 3, 2019.  In connection with the termination, the Company entered into a Settlement and Mutual Release Agreement (the “Settlement Agreement”) with CPF, the general partner (the “Licensee”) of CPF MF 2019-1 LLC (“CPF MF”), and Capital Plus Financial, LLC, a limited partner of the Licensee (“Capital Plus”) and an Assignment of Limited Rights Under Membership Interest Redemption Agreement, dated June 15, 2021, with Capital Plus and the Licensee. In connection with the termination of that certain Exclusive License Agreement, dated as of October 3, 2019 (the “License Agreement”), with the Licensee Pursuant to the Settlement Agreement with CPF and Capital Plus, the License Agreement was terminated, the Company released CPF and CPF MF for any claims in exchange for releases from CPF and Capital Plus and the Company is receiving an assignment of CPF’s right under certain circumstances to a $1.25 million redemption distribution from CPF MF under its Operating Agreement.

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

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2021 and 2020 (Unaudited)

3.	Summary of Significant Accounting Policies (continued)

On August 27, 2020 the Company entered into a joint venture agreement with Clarity Lab Solutions, LLC (“Clarity Labs”) (the “JV”).  In consideration and subject to Clarity Lab’s services and commitments and provided the agreement remains valid and in force, and is not terminated, the Company agreed to issue 200,000 restricted shares of SGB common stock over a defined vesting period starting in December 1, 2020. The restricted shares of SGB common stock were not issued to Clarity Labs as certain capital commitments were not met. Clarity Labs is a licensed clinical laboratory that uses specialized molecular testing equipment and that focuses on the diagnosis and treatment of critical diseases, including COVID-19. Clarity Labs is also engaged in the business of manufacturing, importing and distributions various medical tests. Under the JV, the Company and Clarity Labs will jointly market, sell, and distribute certain products and services (“Clarity Mobile Venture”).  As of June 30, 2021, $381,770 was due to Clarity Labs for expenses paid on behalf of Clarity Mobile Venture, and is included in Due to Affiliates on the accompanying consolidated balance sheets. In addition, during the six months ended June 30, 2021, the Company recognized revenue of $60,110 and other income of $60,000 to Clarity Labs, of which $60,000 is included in accounts receivable as of June 30, 2021. The Company has determined it is the primary beneficiary of Clarity Mobile Venture and has thus consolidated the activities in its condensed consolidated financial statements.

On January 18, 2021 the Company entered into an operating agreement to form CAT. The purpose of CAT is to market, sell, distribute, lease and otherwise commercially exploit certain products and services in the COVID-19 testing industry.  The Company has determined it is the primary beneficiary of CAT and has thus consolidated the activities in its condensed consolidated financial statements.

Investment Entities – On May 31, 2021, the Company's subsidiary SGB Development Corp. agreed to contribute $600,000 to acquire a 50% membership interest in Norman Berry II Owner LLC.  The Company contributed $350,329 of the initial $600,000 in the second quarter of 2021 with the remaining amount being funded in the third quarter of 2021.   The purpose of Norman Berry II Owner LLC is to develop and provide affordable housing in the Atlanta, Georgia metropolitan area.  The Company has determined it is not the primary beneficiary of "Norman Berry" and thus will not consolidate the activities in its condensed consolidated financial statements. The Company will use the equity method to report the activities as an investment in on its condensed consolidated financial statements.

On June 24, 2021, the Company's subsidiary SGB Development Corp. entered into an operating agreement with Jacoby Development for a 10% non-dilutable equity interest for JDI-Cumberland Inlet, LLC.  The Company contributed $3,000,000 for its 10% equity interest.  The purpose of JDI-Cumberland Inlet, LLC is to develop a waterfront parcel in a mixed-use destination community.  The Company has determined it is not the primary beneficiary of JDI-Cumberland Inlet, LLC and thus will not consolidate the activities in its condensed consolidated financial statements.  The Company will use the equity method to report the activities as an investment in on its condensed consolidated financial statements.

Cash and cash equivalents – The Company considers cash and cash equivalents to include all short-term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less upon acquisition. Cash and cash equivalents totaled $2,323,599 as of June 30, 2021 and $13,010,356 as of December 31, 2020.

Short-term investment – The Company classifies investments consisting of a certificate of deposit with a maturity greater than three months but less than one year as short-term investment.  The Company had no short-term investment as of June 30, 2021 or December 31, 2020, respectively.

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

For the Six Months Ended June 30, 2021 and 2020 (Unaudited)

3.	Summary of Significant Accounting Policies (continued)

Inventory – Raw construction materials (primarily shipping containers and fabrication materials) are valued at the lower of cost (first-in, first-out method) or net realizable value. Finished goods and work-in-process inventories are valued at the lower of cost or net realizable value, using the specific identification method. Medical equipment and COVID-19 test and testing supplies are valued at the lower of cost, (first-in, first-out method) or net realizable value. As of June 30, 2021 there was inventory of $4,429 for construction materials, and $1,405,486 of medical equipment and COVID-19 test and testing supplies. As of December 31, 2020 there was inventory of $4,429 for construction materials, and $773,715 of medical equipment and COVID-19 test and testing supplies.

Goodwill – The Company performs its impairment test of goodwill at the reporting unit level each fiscal year, or more frequently if events or circumstances change that would more likely than not reduce the fair value of its reporting unit below its carrying values. The Company performs a goodwill impairment test by comparing the fair value of the reporting unit with its carrying value and recognizes an impairment charge for the amount by which the carrying value exceeds the fair value, not to exceed the total amount of goodwill. The amount by which the carrying value of the goodwill exceeds its implied fair value, if any, is recognized as an impairment loss. There were no impairments during the year ended December 31, 2020 or the six months ended June 30, 2021 and 2020. The Company has taken the recent COVID-19 pandemic into consideration when determining impairment.

Intangible assets – Intangible assets consist of $2,766,000 of proprietary knowledge and technology, which is being amortized over 20 years. In addition, $97,164 of trademarks, and $47,800 of website costs are being amortized over 5 years.  The Company evaluated intangible assets for impairment during the year ended December 31, 2020, and determined that there were no impairment losses. There was no impairment during the six months ended June 30, 2021 and 2020. The accumulated amortization as of June 30, 2021 and 2020 was $732,085 and $1,686,876, respectively. The amortization expense for the six months ended June 30, 2021 and 2020 was $82,230 and $72,561, respectively. The amortization expense for the three months ended June 30, 2021 and 2020 was $41,823 and $36,281, respectively. The estimated amortization expense for the successive five years is as follows:

For the year ending December 31,:
2021	$83,646
2022	162,970
2023	161,176
2024	160,469
2025	157,051
Thereafter	1,453,567
$2,178,879

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

For the Six Months Ended June 30, 2021 and 2020 (Unaudited)

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

For the Six Months Ended June 30, 2021 and 2020 (Unaudited)

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

With respect to receivables, concentrations of credit risk are limited to a few customers in the construction industry. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers other than normal lien rights. At June 30, 2021 and December 31, 2020, 62% and 79%, respectively, of the Company’s gross accounts receivable in excess of 10% were due from two and three customers.

Revenue in excess of 10% relating to one and two customers represented approximately 77% and 72% of the Company's total revenue for the three months ended June 30, 2021 and 2020, respectively. Revenue relating to one and three customers represented approximately 71% and 69% of the Company's total revenue for the six months ended June 30, 2021 and 2020, respectively.

Cost of revenue in excess of 10% relating to three and two vendors represented approximately 52% and 51% of the Company’s total cost of revenue for the three months ended June 30, 2021 and 2020, respectively. Cost of revenue relating to three and four vendors represented approximately 48% and 75% of the Company’s total cost of revenue for the six months ended June 30, 2021 and 2020, respectively. The Company believes it has access to alternative suppliers, with limited disruption to the business, should circumstances change with its existing suppliers.

4.	Accounts Receivable

At June 30, 2021 and December 31, 2020, the Company’s accounts receivable consisted of the following:

	2021	2020
Billed:
Construction services	$2,111,793	$1,391,555
Engineering services	21,364	86,264
Medical revenue	679,578	1,157,819
Retainage receivable	615,136	615,136
Other receivable	248,958	180,748
Total gross receivables	3,676,829	3,431,522
Less: allowance for credit losses	(957,116)	(795,914)
Total net receivables	$2,719,713	$2,635,608

Receivables are evaluated for collectability and allowances for potential losses are established or maintained on applicable receivables. The allowance for credit losses was $957,116 as of June 30, 2021. There was a provision of $161,202 for credit losses, no recoveries collected for credit losses and no write offs during the six months ended June 30, 2021. There was a provision for credit losses of $10,018, and no write offs for the year ended December 31, 2020.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Six Months EndedJune 30, 2021 and 2020 (Unaudited)

5.	Contract Assets and Contract Liabilities

Costs and estimated earnings on uncompleted contracts, which represent contract assets and contract liabilities, consisted of the following at June 30, 2021 and December 31, 2020:

	2021	2020
Costs incurred on uncompleted contracts	$6,924,517	$4,572,581
Provision for loss on uncompleted contracts	194,450	—
Estimated earnings to date on uncompleted contracts	(1,446,921)	872,302
Gross contract assets	5,672,046	5,444,883
Less: billings to date	(4,338,883)	(5,916,487)
Net contract assets (liabilities), on uncompleted contracts	$1,333,163	$(471,604)

The above amounts are included in the accompanying condensed consolidated balance sheets under the following captions at June 30, 2021 and December 31, 2020.

	2021	2020
Contract assets	$2,122,231	$1,303,136
Contract liabilities	(789,068)	(1,774,740)
Net contract assets (liabilities)	$1,333,163	$(471,604)

Although management believes it has established adequate procedures for estimating costs to complete on open contracts, it is at least reasonably possible that additional significant costs could occur on contracts prior to completion. The Company periodically evaluates and revises its estimates and makes adjustments when they are considered necessary.

6.	Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation and amortization and depreciated using the straight-line method over their useful lives. At June 30, 2021 and December 31, 2020, the Company’s property, plant and equipment, net consisted of the following:

	2021	2020
Computer equipment and software	$138,543	$73,991
Furniture and other equipment	19,482	11,593
Leasehold improvements	13,871	6,071
Equipment and machinery	1,175,104	1,127,647
Automobiles	4,638	4,638
Building held for leases	501,336	501,336
Laboratory and temporary units	1,358,904	1,016,238
Land	3,576,130	—
Construction in progress	646,422	—
Property, plant and equipment	7,434,430	2,741,514
Less: accumulated depreciation	(256,897)	(58,500)
Property, plant and equipment, net	$7,177,533	$2,683,014

Depreciation expense for the three months ended June 30, 2021 and 2020 amounted to $107,208 and $924 respectively. Depreciation expense for the six months ended June 30, 2021 and 2020 amounted to $198,398 and $1,848 respectively.
17

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2021 and 2020 (Unaudited)

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

The promissory notes are unaffected by the Settlement and Mutual Release Agreement and remain in effect and outstanding in accordance with the terms of the notes evidencing such loans.  See Note 3 for a discussion on the Settlement and Mutual Release Agreement and termination of the ELA with CPF.

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

For the Six Months Ended June 30, 2021 and 2020 (Unaudited)

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

The following table summarizes the allocation of the purchase price to the assets acquired and liabilities assumed for the Echo Acquisition:

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2021 and 2020 (Unaudited)

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
$964,620

As part of the Echo Acquisition, the Company recorded a contingent consideration liability for additional payments due to the sellers of Echo. These payments are due in accordance with the APA and are based upon the net income obtained from the Echo business during certain earnout periods.  The earnout periods conclude as of September 30, 2021. The initial contingent consideration liability of $0 was based on the fair value of the contingent consideration liability at the acquisition date, and is payable in cash and shares of restricted common stock of the Company. Any contingent liability would be paid out in the period after the earn out period, once additional advances are paid in full. As of June 30, 2021, the liability is $0, and no payment has been paid out.

10.	Leases

The Company leases an office, a manufacturing plant and certain equipment under non-cancelable operating lease agreements. The leases have remaining lease terms of two and a half years to five years. The plant lease includes an option to extend the lease for up to five years. In addition, CAT leases a vacant retail space that has been converted for the use of COVID-19 testing, vaccine distribution and a medical lab with a lease term for eighteen months.

 Supplemental balance sheet information related to leases is as follows:

Balance Sheet Location		June 30, 2021
Operating Leases
Right-of-use assets, net		$1,436,717

Current liabilities	Lease liability, current maturities	(416,405)
Non-current liabilities	Lease liability, net of current maturities	(1,020,769)
Total operating lease liabilities		$(1,437,174)

Finance Leases
Right-of-use assets		$41,827

Current liabilities	Lease liability, current maturities	(19,203)
Non-current liabilities	Lease liability, net of current maturities	(21,463)
Total finance lease liabilities		$(40,666)

Weighted Average Remaining Lease Term
Operating leases		3.94 years
Finance leases		2.11 years
Weighted Average Discount Rate
Operating leases		3%
Finance leases		3%
20

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2021 and 2020 (Unaudited)

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

Anticipated future lease costs, which are based in part on certain assumptions to approximate minimum annual rental commitments under non-cancelable leases, are as follows:

Year Ending December 31,	Operating	Financing	Total
2021	$226,806	$10,080	$236,886
2022	401,622	20,160	421,782
2023	330,300	11,760	342,060
2024	324,000	—	324,000
2025	243,000	—	243,000
Total lease payments	1,525,728	42,000	1,567,728
Less: Imputed interest	88,554	1,334	89,888
Present value of lease liabilities	$1,437,174	$40,666	$1,477,840

Chicago Airport Testing has subleased its leased vacant area for a period of one year, the licensee has the option to terminate at any time after the first six months. The licensee elected to terminate the Agreement, subsequent to June 30, 2021.  The effective date of the termination is July 31, 2021 and the Company has $160,000 for the remaining lease revenue.

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

At June 30, 2021, there were options, including options granted to non-employees and non-directors, restricted stock units and warrants to purchase 36,436, 884,344 and 126,890 shares of common stock, respectively, outstanding that could potentially dilute future net income per share. Because the Company had a net loss as of June 30, 2021, it is prohibited from including potential common shares in the computation of diluted per share amounts. Accordingly, the Company has used the same number of shares outstanding to calculate both the basic and diluted loss per share. At June 30, 2020, there were options, including options to non-employees and non-directors, restricted stock units and warrants to purchase 52,337, 44,518 and 353,190 shares of common stock, respectively, outstanding that could potentially dilute future net income per share.

12.	Construction Backlog

The following represents the backlog of signed construction and engineering contracts in existence at June 30, 2021 and December 31, 2020, which represents the amount of revenue the Company expects to realize from work to be performed on uncompleted contracts in progress and from contractual agreements in effect at June 30, 2021 and December 31, 2020, respectively, on which work has not yet begun:

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2021 and 2020 (Unaudited)

12.	Construction Backlog (continued)

	2021	2020
Balance - beginning of period	$25,117,461	$17,634,261
New contracts and change orders during the period	1,247,242	13,816,785
Adjustments and cancellations, net	—	(27,370)
Subtotal	26,364,703	31,423,676
Less: contract revenue earned during the period	(5,328,872)	(6,306,215)
Balance - end of period	$21,035,831	$25,117,461

Backlog at June 30, 2021 included two contracts entered into during the third quarter of 2020 in the amount of approximately $4 million and approximately $2.95 million along with three contracts during the fourth quarter of 2020 in the amount of approximately $2.7 million, $0.80 million, and $0.70 million. In addition, the Company executed one large contract in the first quarter of 2021 in the amount of approximately $1.3 million. The Company expects that all of this revenue will be realized by June 30, 2023. As previously discussed in Note 3, the ELA was terminated and in connection with the termination a Settlement and Mutual Release Agreement was executed. The Company is receiving an assignment of CPF's right to a $1.25 million redemption distribution for one such project.  The Company does not expect to receive any royalties from the terminated ELA and Backlog does not include the redemption distribution fee.

The Company’s remaining backlog as of June 30, 2021 represents the remaining transaction price of firm contracts for which work has not been performed and excludes unexercised contract options.

The Company expects to satisfy its backlog which represents the remaining unsatisfied performance obligation on contracts as of June 30, 2021 over the following period:

2021
Within 1 year	$8,179,581
1 to 2 years	12,856,250
Total Backlog	$21,035,831

Although backlog reflects business that is considered to be firm, cancellations, deferrals or scope adjustments may occur. Backlog is adjusted to reflect any known project cancellations, revisions to project scope and cost and project deferrals, as appropriate.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2021 and 2020 (Unaudited)

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

For the Six Months Ended June 30, 2021 and 2020 (Unaudited)

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

In conjunction with a Purchase Agreement in April 2019, the Company also sold warrants to purchase up to an aggregate of 42,388 shares of common stock at an initial exercise price of $27.50 per share. The warrants are exercisable at the option of the holder on or after October 29, 2019 and expire October 29, 2024. The Company issued to certain affiliates of the underwriters, as compensation, warrants to purchase an aggregate of 4,239 shares of common stock at an initial exercise price of $27.50 per share. The warrants are exercisable at the option of the holder on or after October 29, 2019 and expire April 24, 2024.

In conjunction with the Underwriting Agreement in August 2019, the Company issued to the underwriter, as compensation, warrants to purchase an aggregate of 2,250 shares of common stock at an initial exercise price of $21.25 per share. The warrants are exercisable at the option of the holder on or after February 1, 2020 and expire August 29, 2024.

In conjunction with the Underwriting Agreement entered into May 2020, the Company issued to the underwriter, as compensation, warrants to purchase an aggregate of 300,000 shares of common stock at an initial exercise price of $3.14 per share. The warrants are exercisable at the option of the holder on or after November 6, 2020 and expire May 5, 2025.  During the six months ended June 30, 2021, 226,300 warrants were exercised and converted into common stock of the Company.  The Company has received proceeds of approximately $707,000 from the conversion of the exercised warrants.

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

For the three and six months ended June 30, 2021, we had 1,200 and 226,300 warrants that converted into common stock and had no warrants that converted into common stock for the three and six months ended June 30, 2020.

 SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2021 and 2020 (Unaudited)

15.	Share-based Compensation

On October 26, 2016, the Company’s Board of Directors approved the issuance of up to 25,000 shares of the Company’s common stock in the form of restricted stock or options (“2016 Stock Plan”). Effective January 20, 2017, the 2016 Stock Plan was amended and restated as the SG Blocks, Inc. Stock Incentive Plan, as further amended effective June 1, 2018 and as further amended on July 30, 2020 (the “Incentive Plan”). The Incentive Plan authorizes the issuance of up to 1,125,000 shares of common stock. It authorizes the issuance of equity-based awards in the form of stock options, stock appreciation rights, restricted shares, restricted share units, other share-based awards and cash-based awards to non-employee directors and to officers, employees and consultants of the Company and its subsidiary, except that incentive stock options may only be granted to the Company’s employees and its subsidiary’s employees. The Incentive Plan expires on October 26, 2026, and is administered by the Company’s Compensation Committee of the Board of Directors. Each of the Company’s employees, directors, and consultants are eligible to participate in the Incentive Plan. As of June 30, 2021, there were 179,547 shares of common stock available for issuance under the Incentive Plan.

Stock-Based Compensation Expense

Stock-based compensation expense is included in the condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Payroll and related expenses	$246,236	$72,630	$532,422	$111,394
General and administrative expenses	—	57,120	—	57,120
Total	$246,236	$129,750	$532,422	$168,514

The following table presents total stock-based compensation expense by security type included in the condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Stock options	$—	$2,667	$2,666	$5,333
Restricted Stock Units	246,236	127,083	529,756	163,181
Total	$246,236	$129,750	$532,422	$168,514

Stock-Based Option Awards

The Company has issued no stock-based options during the six months ended June 30, 2021 and 2020.

Because the Company does not have significant historical data on employee exercise behavior, the Company uses the “Simplified Method” to calculate the expected life of the stock-based option awards granted to employees. The simplified method is calculated by averaging the vesting period and contractual term of the options.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2021 and 2020 (Unaudited)

15.	Share-based Compensation (continued)

The following table summarizes stock-based option activities and changes during the six months ended June 30, 2021 as described below:

	Shares	Weighted Average Fair Value Per Share	Weighted Average Exercise Price Per Share	Weighted Average Remaining Terms (in years)	Aggregate Intrinsic Value
Outstanding – December 31, 2020	36,437	$35.54	$78.71	6.34	$—
Granted	—	—	—	—	—
Exercised	—	—	—	—	—
Cancelled	—	—	—	—	—
Outstanding – June 30, 2021	36,437	24.80	78.71	5.84	$—
Exercisable – December 31, 2020	36,332	24.80	78.67	6.34	—
Exercisable – June 30, 2021	36,437	$24.80	$78.71	5.84	$—

For the three months ended June 30, 2021 and 2020, the Company recognized stock-based compensation expense of $0 and $2,667, respectively. For the six months ended June 30, 2021 and 2020, the Company recognized stock-based compensation expense of $2,666 and $5,333, respectively, related to stock options. This expense is included in payroll and related expenses, in the accompanying condensed consolidated statements of operations.

As of June 30, 2021, there was no unrecognized compensation costs related to non-vested stock options and all options have been expensed. The intrinsic value is calculated as the difference between the fair value of the stock price at year end and the exercise price of each of the outstanding stock options. The fair value of the stock price at June 30, 2021 was $5.50 per share.

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

For the Six Months Ended June 30, 2021 and 2020 (Unaudited)

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

For the three months ended June 30, 2021 and 2020, the Company recognized stock-based compensation of $246,236 and $127,083 related to restricted stock units. For the six months ended June 30, 2021 and 2020, the Company recognized stock-based compensation of $529,756 and $163,181 related to restricted stock units. This expense is included in the payroll and related expenses, general and administrative expenses, and marketing and business development expense in the accompanying condensed consolidated statement of operations.

The following table summarized restricted stock unit activities during the six months ended June 30, 2021:

Number of Shares
Non-vested balance at January 1, 2021	527,504
Granted	—
Vested	(31,331)
Forfeited/Expired	—
Non-vested balance at June 30, 2021	496,173

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2021 and 2020 (Unaudited)

16.	Commitments and Contingencies

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

Pizzarotti Litigation - On or about August 10, 2018 Pizzarotti, LLC filed a complaint against the Company and Mahesh Shetty, the Company’s former President and CFO, and others, seeking unspecified damages for an alleged breach of contract by the Company and another entity named Phipps & Co. (“Phipps”). The lawsuit was filed as Pizzarotti, LLC. v. Phipps & Co., et al., Index No. 653996/2018 and commenced in the Supreme Court of the State of New York for the County of New York. On or about April 1, 2019, Phipps filed cross-claims against the Company and Mr. Shetty asserting claims for indemnification, contribution, fraud, negligence, negligent misrepresentation, and breach of contract. SG Blocks has likewise cross claimed against Phipps for indemnification and contribution, claiming that any damages to the Plaintiff were the result of the acts or omissions of Phipps and its principals. Pizzarotti’s suit arose from a contract dated April 3, 2018 that it executed with Phipps whereby Pizzarotti, a construction manager, engaged Phipps to perform stone procuring and tile work at a construction project located at 161 Maiden Lane, New York 10038. Pizzarotti’s claims against the Company arise from a purported assignment agreement dated August 10, 2018, whereby Pizzarotti claims that the Company agreed to assume certain obligations of Phipps under a certain trade contract between Pizzarotti and Phipps & Co. Phipps’ claims against the Company arise from a purported Assignment Agreement, dated as of May 30, 2018, between Pizzarotti, Phipps and the Company (the “Assignment Agreement”), pursuant to which, it is alleged, that the Company agreed to provide a letter of credit in connection with the sub-contracted work to be provided by Phipps to Pizzarotti. The Company believes that the Assignment Agreement was void for lack of consideration and moved to dismiss the case on those and other grounds. On June 17, 2020, the New York Supreme Court entered an order dismissing certain claims against the Company brought by cross claimant Phipps & Co. Specifically, the court dismissed Phipps’ claims for indemnification, contribution, fraud, negligence and negligent misrepresentation. The court did not dismiss Phipps’ claim for breach of the Assignment Agreement. The issue of the validity of the Assignment Agreement, and the Company’s defenses to the claims brought by the plaintiff Pizzarotti, and cross claimant Phipps, are being litigated. The Company maintains that the Assignment Agreement, to the extent valid and enforceable, was properly terminated and/or there are no damages, and, consequently, that the claims brought against the Company are without merit. The Company intends to continue to vigorously defend the litigation. The parties have engaged in written discovery but no depositions have been conducted as of yet. By motion dated February 24, 2021, Pizzarotti moved to stay the entire action pending the outcome of a separate litigation captioned Pizzarotti, LLC v. FPG Maiden Lane, LLC et. al., Index No. 651697/2019, involving some of the same parties (but excluding the Company). Phipps cross moved to consolidate the two actions. The Company opposed both motions. On April 26, 2021, the Court denied both motions and directed the parties to meet and confer concerning the scheduling of depositions. On May 10, 2021, the parties jointly filed with the Court a proposed order providing the completion of depositions of all parties and nonparties by September 30, 2021. The parties are currently in the process of scheduling depositions for the latter part of September.

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

For the Six Months Ended June 30, 2021 and 2020 (Unaudited)

16.	Commitments and Contingencies (continued)

Vendor Litigation –

1.       Teton Buildings, LLC

(i) On January 1, 2019, SG Blocks commenced an action against Teton Buildings, LLC (“Teton”) in Harris County, Texas (“Teton Action”) to recover approximately $2,100,000 arising from defendant’s breach of the operative contract related to Heart of Los Angeles construction project in Los Angeles (the “HOLA Project”) entered into on or about June 2, 2017. The Petition brought claims of breach of contract, negligence, and breach of express warranty.

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

On January 22, 2021, the Company filed a third-party complaint against Teton in the United States District Court for the Central District of California, Case No. 2:20−cv−03432 in the HOLA Action (described below), seeking to determine Teton’s liability in its capacity as a bankruptcy debtor in order to collect any damages payable from Teton’s liability insurance carrier or carriers. On July 23, 2021, the Company filed a First Amended Third-Party Complaint against Teton and other named third party defendants (see #2 below) which has yet to be served upon Teton.

The Company is currently unable to predict the possible loss or range of loss, if any, associated with the resolution of this litigation, and, accordingly, the Company has made no provision related to this matter in the condensed consolidated financial statements

2.       SG Blocks, Inc. v HOLA Community Partners, et. al.

On April 13, 2020, Plaintiff SG Blocks, Inc. (“SG Blocks” or the “Company”) filed a Complaint against HOLA Community Partners (“HCP”), Heart of Los Angeles Youth, Inc. (“HOLA”) (HCP and HOLA are collectively referred to as the “HOLA Defendants”), and the City of Los Angeles (“City”) in the United States District Court for the Central District of California, Case No. 2:20-cv-03432-ODW (“HOLA Action”). The Company asserted seven claims against HOLA Defendants arising out of and related to the HOLA Project, to wit, for: (1) breach of contract; (2) conversion; (3) default and judicial foreclosure under the Agreement as a security agreement; (4) misappropriation of trade secrets under California Civil Code section 3426; (5) misappropriation of trade secrets under 18 U.S.C. § 1836; and (6) intentional interference with contractual relations. 29 SG BLOCKS, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements For the Three Months Ended March 31, 2021 and 2020 (Unaudited) 16. Commitments and Contingencies (continued) On April 20, 2020, HOLA filed a separate action against the Company in the Los Angeles Superior Court arising out of the HOLA Project, asserting claims of (1) negligence; (2) strict products liability; (3) strict products liability, (4) breach of contract; (5) breach of express warranty; (6) violation of Business and Professions Code § 7031(b); and (7) violation of California’s unfair competition law, Business and Professions Code section 17200 (“UCL”) (“HOLA State Court Action”). The HOLA State Court Action was removed to the Central District of California and consolidated with the HOLA Action.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2021 and 2020 (Unaudited)

16.	Commitments and Contingencies (continued)

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

On July 23, 2021, the Company filed a First Amended Third-Party Complaint adding the following additional third party defendants seeking, inter alia, contractual indemnity, equitable indemnity; and contribution: American Home Building and Masonry Corp. (“American Home”), Anderson Air Conditioning, L.P. (“Anderson”). Broadway Glass and Mirror, Inc. (“Broadway”), Marne Construction, Inc. (“Marne”), The McIntyre Company (“McIntrye”), Dowell & Bradley Construction, Inc. dba J R Construction (“JR Construction”) Junior Steel Co. (“Junior Steel”) Saddleback Roofing, Inc. (“Saddleback”) Schindler Elevator Corporation (“Schindler”) U.S. Smoke & Fire Corp. (“U.S. Smoke”) and FirstForm, Inc. (“FirstForm”) (collectively the “Additional Third Party Defendants”). The Additional Third Party Defendants are in the process of being served with the First Amended Third-Party Complaint and have yet to file an Answer.

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

3.       SG Blocks, Inc. v. EDI International, PC.

On June 21, 2019, SG Blocks filed a lawsuit against EDI International, PC, a New Jersey corporation, in the Superior Court of the State of California, County of Los Angeles, Central District, in connection with the parties' consulting agreement, dated June 29, 2016, pursuant to which EDI International, PC, was to provide, for a fee, certain architectural and design services for the HOLA Project. SG Blocks, Inc. claims that EDI International, PC, tortiously interfered with SG Blocks, Inc's economic relationship with HOLA Community Partners and Heart of Los Angeles Youth, Inc. EDI International, PC, filed a cross-complaint for alleged unpaid fees and tortious interference with EDI International, PC's contractual relationship with HOLA Community Partners and Heart of Los Angeles Youth, Inc. EDI International, PC's cross-complaint seeks in excess of $30,428.71 in damages.

On July 8, 2020, SG Blocks, Inc. added PVE LLC as a defendant in the lawsuit, claiming PVE LLC is liable to the same extent as EDI International, PC. The case is currently in the discovery stage and a trial date has been set for May 2, 2022.

On May 14, 2021, EDI accepted the Company’s Statutory Offer of Compromise, pursuant to California Code of Civil Procedures §998, to settle EDI’s cross-claims. On July 26, 2021, the Company and EDI entered into a certain General Release agreement whereby in exchange for payment by the Company in the amount of $67,125.83 EDI released SG Blocks from all liabilities and damages related to EDI’s cross-claims. The Company continues to prosecute its claim against EDI for tortious interference with the Company’s economic relationship with HOLA Community Partners and Heart of Los Angeles Youth, Inc.

Litigation is subject to many uncertainties, and the outcome of this action is not predicted with assurance. The Company is currently unable to predict the outcome or possible recovery or loss or range of loss, if any, associated with the resolution of this litigation, and, accordingly, the Company has made no provision related to this matter in the condensed consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2021 and 2020 (Unaudited)

16.	Commitments and Contingencies (continued)

Other Litigation

1.Shetty v. SG Blocks, Inc. et. al., Case No. 20-CV-00550, United States District Court, Eastern District of New York. On January 31, 2020, Mahesh Shetty, the Company’s former President and Chief Financial Officer (“Former Employee”), filed suit against the Company and its Chairman and Chief Executive Officer, Paul Galvin, claiming (i) $372,638 in unpaid wages and bonuses and (ii) $300,000 due in severance (hereafter the “Action”). On March 25, 2020, the Former Employee filed an amended complaint raising additional claims of retaliation under the Fair Labor Standards Act, 29 U.S.C. §201 et. seq. (“FLSA”), and contractual indemnification. On April 27, 2020, the Company filed a motion to dismiss the Action. The Company asserted that the Former Employee agreed to accept (and did receive) restricted stock units of the Company’s common stock in full satisfaction and payment of all alleged unpaid wages and bonuses that are claimed in the Action, and/or has otherwise been paid in full for all amounts claimed. The Company further maintained that the Former Employee’s employment agreement precludes any entitlement to or liability for severance. On June 15, 2020, the Court entered a decision granting in part and denying in part the Company’s motion to dismiss. Specifically, the Court dismissed the Former Employee’s claim (i) for severance (in the amount of $300,000) and unpaid wages pursuant to the FLSA, but denied dismissal of the Former Employee’s claims for retaliation under the FLSA or unpaid wages allegedly due under the New York Labor Law.

On or about August 6, 2021, the Company and Former Employee reached an agreement in principle to settle the Action. The parties, through their respective counsel, are currently negotiating the terms of a written settlement and release agreement which has yet to be finalized or executed.

Litigation is subject to many uncertainties, and the outcome of this action is not predicted with assurance. Although the Company expects that the Action will be dismissed upon the execution of a settlement and release agreement, failing same the Company is unable to predict the outcome or possible recovery or loss or range of loss, if any, associated with the resolution of this litigation, and, accordingly, the Company has made no provision related to this matter in the condensed consolidated financial statements

2. SG Blocks, Inc. v. Osang Healthcare Company, Ltd., Case No. 21-01990

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

On June 18, 2021, Osang served a motion to dismiss the Osang Action pursuant to Rule 12(b)(6) of the Federal Rules of Civil Procedure. On July 30, 2021, the Company served its opposition to the motion to dismiss. Reply papers are due by August 20, 2021, after which the motion will be submitted to the Court for adjudication.

Litigation is subject to many uncertainties, and the outcome of this action is not predicted with assurance. The Company is currently unable to predict the outcome or possible recovery, if any, associated with the resolution of this litigation, and, accordingly, the Company has made no provision related to this matter in the condensed consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2021 and 2020 (Unaudited)

17.	Subsequent Events

Subsequent to June 30, 2021, SGB Development Corp. (“SG DevCorp”), a subsidiary of SG Blocks, Inc., issued a Real Estate Lien Note, dated July 14, 2021, in the principal amount of $2,000,000 (the “Note”), secured by a Deed of Trust, dated July 14, 2021 (the “Deed of Trust”), on its 50+ acre Lake Travis project site in Lago Vista, Texas and a related Assignment of Leases and Rents, dated July 8, 2021  (“Assignment of Rents”), for net loan proceeds of $1,958,233 after fees. The Note has a term of one (1) year, provides for payments of interest only at a rate of twelve percent (12%) per annum and may be prepaid without penalty commencing nine (9) months after its issuance date. If the Note is prepaid prior to nine (9) months after its issuance date, a 0.5% prepayment penalty is due. SG DevCorp intends to use the proceeds of the Note for its development projects.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Introduction and Certain Cautionary Statements

               As used in this Quarterly Report, unless the context requires otherwise, references to the "Company," "we," "us," and "our" refer to SG Blocks, Inc. and its subsidiaries. The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes and schedules included elsewhere in this Quarterly Report on Form 10-Q and with our audited condensed consolidated financial statements and notes for the year ended December 31, 2020, which were included in our Annual Report on Form 10-K for the year then ended December 31, 2020, as filed with the Securities and Exchange Commission (the "SEC") on April 15, 2021 and Amendment No. 1 thereto filed with the SEC on April 30, 2021 (the "2020 Form 10-K"). This discussion, particularly information with respect to our future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading "Special note regarding forward-looking statements" in this Quarterly Report on Form10-Q. You should review the disclosure under the heading "Risk Factors" in this Quarterly Report on Form 10-Q and under Part I, Item IA of the 2020 Form 10-K for a discussion for important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements.

Special note regarding forward-looking statements

               This Quarterly Report on Form-10Q contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Statements contained in this Quarterly Report on Form 10-Q may use forward-looking terminology, such as "anticipates," "believes," "could," "would," "estimates," "may," "might," "plan," "expect," "intend," "should," "will," or other variations on these terms or their negatives. All statements other than statements of historical facts are statements that could potentially be forward-looking. We caution that forward-looking statements involve risks and uncertainties and actual results could differ materially from those expressed or implied in these forward-looking statements or could affect the extent to which a particular objective, projection, estimate or prediction is realized. Factors that could cause or contribute to such differences include, but are not limited to: general economic, political and financial conditions, both in the United States and internationally; our ability to obtain additional financing on acceptable terms, if at all, or to obtain additional capital in other ways; our ability to increase sales, generate income, effectively manage our growth and realize our backlog; competition in the markets in which we operate, including the consolidation of our industry, our ability to expand into and compete in new geographic markets and our ability to compete by protecting our proprietary manufacturing process; a disruption or cybersecurity breach in our or third-party suppliers' information technology systems; our ability to adapt our products and services to industry standards and consumer preferences and obtain general market acceptance of our products; supply chain problems, including product shortages and the availability of raw materials, and potential loss of relationships with key vendors, suppliers or subcontractors; the seasonality of the construction industry in general, and the commercial and residential construction markets in particular; a disruption or limited availability with our third party transportation vendors; the loss or potential loss of any significant customers; exposure to product liability, including the possibility that our liability for estimated warranties may be inadequate, and various other claims and litigation; our ability to attract and retain key employees; our ability to attract private investment for sales of product; the credit risk from our customers and our customers' ability to obtaining third-party financing if and as needed; an impairment of goodwill; the impact of federal, state and local regulations, including changes to international trade and tariff policies, and the impact of any failure of any person acting on our behalf to comply with applicable regulations and guidelines; costs incurred relating to current and future legal proceedings or investigations; the cost of compliance with environmental, health and safety laws and other local building regulations; our ability to utilize our net operating loss carryforwards and the impact of changes in the United States' tax rules and regulations; dangers inherent in our operations, such as natural or man-made disruptions to our facilities and project sites, the impact of COVID-19, and related government “shelter-in-place” mandates and other restrictions on business and commercial activity and the adequacy of our insurance coverage; our ability to comply with the requirements of being a public company; fluctuations in the price of our common stock, including decreases in price due to sales of significant amounts of stock; potential dilution of the ownership of our current stockholders due to, among other things, public offerings or private placements by us or issuances upon the exercise of outstanding options or warrants and the vesting of restricted stock units; the ability of our principal stockholders, management and directors to potentially exert control due to their ownership interest; any ability to pay dividends in the future; potential negative reports by securities or industry analysts regarding our business or the construction industry in general; Delaware law provisions discouraging, delaying or preventing a merger or acquisition at a premium price; our ability to remain listed on the Nasdaq Capital Market; our classification as a smaller reporting company resulting in, among other things, a potential reduction in active trading of our common stock or increased volatility in our stock price; and any factors discussed in "Part II - Item 1A. Risk Factors" to this Quarterly Report on Form 10-Q as well as our 2020 Form 10-K as amended by the Amendment No. 1 thereto, and other filings with the Securities Exchange Commission. In addition, certain information presented below is based on unaudited financial information. There can be no assurance that there will be no changes to this information once audited financial information is available. As a result, readers are cautioned not to place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date of this report. The Company will not undertake to update any forward-looking statement herein or that may be made from time to time on behalf of the Company.

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

Our business model originally was a project-based construction model pursuant to which we were responsible for the design, construction and sale of finished products that incorporated our technology to customers throughout the United States primarily in the multi-family housing, restaurant, military and education industries. From October 2019 to June 2021, our business model for residential building construction became a royalty-fee model established under a five-year exclusive license with CPF MF 2019-1 LLC (“CPF”) pursuant to which CPF received an exclusive license for our proprietary technology for residential use, including, without limitation, single-family residences and multi-family residences, but specifically excluding military housing. Our Ridge Avenue Project, a residential housing project in Atlanta, was also excluded from the license to CPF.  In June 2021, we terminated the license to CPF and recommenced our original project-based business model pursuant to which we design, construct and sell finished products to customers throughout the United States.

In April 2020, we expanded our product offerings and began focusing on the medical projects when we entered into the COVID-19 diagnostic market through the distribution of COVID-19 diagnostic tests.  We have subsequently entered into additional collaborations for the distribution of diagnostic tests as well as collaborations for the use of our modular technology for the building of medical test centers that include COVID-19 testing. During 2020, we entered into a joint venture, and have begun, to provide clinical lab testing, as well as test kit sales related to a separate distributer agreement. In addition, in January 2021, we together with other third parties formed Chicago Airport Testing LLC (“CAT”). CAT, is in the business of marketing, selling, distributing leasing and otherwise commercially exploiting certain products and services in the medical industry, including COVID-19 testing.

In September 2020, we acquired substantially all the assets of Echo, a Texas limited liability company, except for Echo's real estate holdings for which we obtained a right of first refusal, which we subsequently exercised on February 24, 2021. Echo is a container/modular manufacturer based in Durant, Oklahoma specializing in the design and construction of permanent modular and temporary modular buildings and was one of our key supply chain partners. Echo catered to the military, education, administration facilities, healthcare, government, commercial and residential customers. This acquisition has allowed us to expand our reach for our Modules and offers us an opportunity to vertically integrate a large portion of our cost of goods sold, as well as increase margins, productivity and efficiency in the areas of design, estimating, manufacturing and delivery. We decided not to pursue the option to acquire Echo's real estate holdings in the second quarter of 2021.

Recent Business Developments

On May 10, 2021, we acquired a 50+ acre site in Lago Vista, Texas (the “Lago Vista Site”) for $3,500,000, paid in cash, pursuant to an Unimproved Property Contract, dated February 25, 2021, with Northport Harbor LLC. The acquired parcel sits on Lake Travis on the Colorado River in central Texas and we plan to build upscale condominiums, a health club, marina and other amenities. Our current plan is to develop 277,000 square feet at the Lago Vista site and build 225 units on the Lago Vista Site with the first units estimated to be delivered in the second and third quarter of 2022 and completion of all units estimated to be fourth quarter of 2022, subject to adequate supply chain and personnel.

On May 31, 2021, our subsidiary SGB Development Corp. (“SG DevCorp”), acquired a 50% membership interest in a limited liability company that is building affordable housing in the Atlanta, Georgia metropolitan area to be known as “Norman Berry Village”. SGB DevCorp has partnered with CMC, a New York City-based real estate development firm with national expertise, with ZT Architecture & Land Development and Community Development Consortium providing design build services. CMC has previously engaged SG Blocks to complete a design build project known as Ridge Avenue, also in Atlanta. We expect the project to develop 125,000 square feet and build 138 units at Norman Berry Village with the first units estimated to be delivered in the second quarter of 2022 and completion of all units estimated to be fourth quarter of 2022, subject to adequate supply chain and personnel.

On June 15, 2021, we terminated the Exclusive License Agreement with CPF that we had entered into on October 3, 2019.  In connection with the termination we  entered into a Settlement and Mutual Release Agreement (the “Settlement Agreement”) with CPF, the general partner (the “Licensee”) of CPF MF 2019-1 LLC (“CPF MF”), and Capital Plus Financial, LLC, a limited partner of the Licensee (“Capital Plus”) and an Assignment of Limited Rights Under Membership Interest Redemption Agreement, dated June 15, 2021, with Capital Plus and the Licensee in connection with the termination of that certain Exclusive License Agreement, dated as of October 3, 2019 (the “License Agreement”), with the Licensee Pursuant to the Settlement Agreement with CPF and Capital Plus, the License Agreement was terminated, we released CPF and CPF MF for any claims in exchange for releases from CPF and Capital Plus and we receiving an assignment of CPF’s right under certain circumstances to a $1.25 million redemption distribution from CPF MF under its Operating Agreement.

On June 24, 2021, SG DevCorp, as member, entered into an Operating Agreement, with Jacoby Development, Inc., a Georgia corporation (“JDI”), as manager, dated June 24, 2021 (the “Operating Agreement”), for JDI-Cumberland Inlet, LLC, a Georgia limited liability company (“JDI-Cumberland”), pursuant to which SG DevCorp acquired a 10% non-dilutable equity interest (“LLC Interest”) in JDI-Cumberland and contributed $3,000,000 in capital for the development of a 1,286 acre waterfront parcel in downtown historic St. Marys, Georgia (the “Project”). SG DevCorp in conjunction with Jacoby Development of Atlanta, Georgia expects to develop a mixed-use destination community. The 1,286-acre waterfront parcel of land closed on June 30, 2021. We expect that JDI-Cumberland Inlet, LLC will build 1,280 units of approximately 1,000 square feet per home for this Project with the first units estimated to be delivered in the third quarter of 2022 and completion of all units estimated to be completed over a three year period, subject to adequate supply chain and personnel.

The Operating Agreement provides JDI with the right, at its option, to purchase the LLC Interest from SG DevCorp on or before June 24, 2023 for $3,000,000, plus an amount equal to an annual internal rate of return (IRR) on such funds of forty (40%) percent (i.e., $1,200,000 annualized). After June 24, 2023, the Operating Agreement provides JDI with the right, at its option, to purchase the LLC Interest from SG DevCorp for $3,000,000, plus an amount equal to an IRR of thirty-two and one-half (32.5%) percent (i.e., $975,000 annualized). The Operating Agreement also provides that if JDI receives a good faith, bona fide written offer from an unaffiliated third party to purchase all or any portion of the Project, JDI shall first offer the Project to SG DevCorp at the same price and upon substantially the same terms as are contained in the third party offer.

In connection with our  acquisition of the LLC Interest, our subsidiary, SG Echo, LLC (“SG Echo”), entered into a Fabrication and Building Services Agreement (“Building Services Agreement”) with JDI-Cumberland to design, fabricate and install various improvements for the Project using modular structures, pursuant to budgets prepared by SG Echo submitted for approval to JDI-Cumberland, including a marina, town center, apartments and single family units, townhomes, commercial, retail and lodging buildings/structures, eco-tourism park, camping yurts, cabins and cottages,. The Building Services Agreement has an initial term of three years, with two-year automatic renewal provisions.

On July 14, 2021, SG DevCorp entered into a Real Estate Lien Note, dated July 14, 2021, in the principal amount of $2,000,000 (the “Note”), secured by a Deed of Trust, dated July 14, 2021, on its 50+ acre Lake Travis project site in Lago Vista, Texas and a related Assignment of Leases and Rents, dated July 8, 2021, for net loan proceeds of $1,958,233 after fees. The Note has a term of one (1) year, provides for payments of interest only at a rate of twelve percent (12%) per annum and may be prepaid without penalty commencing nine (9) months after its issuance date. If the Note is prepaid prior to nine (9) months after its issuance date, a 0.5% prepayment penalty is due. SG DevCorp intends to use the proceeds of the Note for its development projects.

Results of Operations

Our operations for the six months ended June 30, 2021 and 2020 may not be indicative of our future operations. Our operations for the three and six months ended June 30,2021 includes the operations of SG Echo which was acquired in September 2020, Clarity Mobile Venture and Chicago Airport Testing and accordingly the operations for the three and six months ended June 30, 2020 do not include any revenue or costs associated with SG Echo, Clarity Mobile Venture and Chicago Airport Testing.

Impact of Coronavirus (COVID-19)

             With the global spread of the ongoing novel coronavirus ("COVID-19") pandemic during 2020, we have implemented business continuity plans designed to address and mitigate the impact of the COVID-19 pandemic on its employees and business. The worldwide spread of the COVID-19 virus has resulted in, and may continue to result in, a global slowdown of certain economic activity which is likely to decrease demand for a broad variety of goods and services, including from our customers, while also resulting in delays in projects due to labor shortages and supplier disruptions for an unknown period of time until the disease is contained.  To date, we have experienced some delays and increased costs for materials, especially lumber, in projects due to COVID-19 which we expect to continue to have an impact on our revenue and our results of operations, the size and duration of which we are currently unable to predict. Any quarantines, the timing and length of containment and eradication solutions, travel restrictions, absenteeism by infected workers, labor shortages or other disruptions to the suppliers and contract manufacturers or customers would likely adversely impact our sales, and operating results and result in further project delays. In addition, the pandemic could result in an economic downturn that could affect the ability of our customers and licensees to obtain financing and therefore impact demand for our products. Order lead times could be extended or delayed and increases we have experienced in pricing could continue to increase. Some products or services may become unavailable if the regional or global spread were significant enough to prevent alternative sourcing. Accordingly, we are considering alternative product sourcing in the event that product supply becomes problematic. We expect this global pandemic to have an impact on the Company's revenue and results of operations, the size and duration of which we are currently unable to predict. In addition, to the extent the ongoing COVID-19 pandemic adversely affects our business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties which we face.

Six Months Ended June 30, 2021 and 2020:

	For the Six Months Ended June 30, 2021	For the Six Months Ended June 30, 2020
Total Revenue	$21,041,614	$827,705
Total Cost of revenue	(16,994,389)	(407,491)
Total Payroll and related expenses	(1,629,186)	(664,146)
Total Other Operating expenses	(3,503,563)	(1,346,301)
Total Operating loss	(1,085,524)	(1,590,233)
Total Other income	91,599	4,833
Total Loss before income tax	(993,925)	(1,585,400)
Add: Net income attributable non-controlling interest	2,581,211	—
Net loss attributable to common stockholders of SG Blocks, Inc.	$(3,575,136)	$(1,585,400)

Revenue

During the six months ended June 30, 2021, we derived revenue from the following three categories of sources: construction services, engineering services and medical revenue.  The medical revenue source was a new source and we commenced receipt of revenue from this source in the fourth quarter of 2020 when Clarity Mobile Venture LLC commenced operations and we continued to derive revenue from this source during the quarter ended June 30, 2021 with strong revenue related to COVID-19 samples collected from our Clarity Mobile joint venture in the first six months of 2021. Total revenue for the six months ended June 30, 2021 was $21,041,614 compared to $827,705 for the six months ended June 30, 2020. This increase of $20,213,909 or approximately 2442% was mainly driven by an increase in medical revenue of approximately $15,740,000 (lab testing, test kit sales and equipment but excluding revenue generated from construction of medical related projects) from mainly the collection of COVID-19 test samples with additional medical revenue from the opening and subletting of a testing facility in the Chicago area, an increase in revenue of approximately $1,665,000 in special use projects which includes one legacy contract commitment related to the SG Echo acquisition, an increase in revenue of approximately $2,180,000 in government projects, an increase in revenue of approximately of $435,000 in medical related construction projects and a moderate increase in construction revenue related to office and hotel/hospitality projects for approximately $385,000 and $410,000, respectively, offset by a decrease in revenue related to our retail and other projects for approximately $275,000 and $300,000, respectively, for the six months ended June 30, 2021, as compared to June 30, 2020.

Cost of Revenue and Gross Profit

Cost of revenue was $16,994,389 for the six months ended June 30, 2021, compared to $407,491 for the six months ended June 30, 2020. The increase of $16,586,898 or a increase of approximately 4070%, is primarily related to higher testing volumes which required an increase in procurement of COVID-19 tests and testing supplies and higher procurement and manufacturing costs of modifying containers and wood modular units. Due to capabilities of Echo, we have now increased our sales of wood modular units to our customer base. As previously stated our costs of revenue for the six months ended June 30, 2021 include costs and expenses associated with the operations of SG Echo, Clarity Mobile Venture and Chicago Airport Testing and our costs of revenue for the six months ended June 30, 2020 do not include such costs or expenses.

Gross profit was $4,047,225 and $420,214 for the six months ended June 30, 2021 and 2020, respectively.

Gross profit margin percentage decreased to approximately 19% for the six months ended June 30, 2021 compared to approximately 51% for the six months ended June 30, 2020.  The decrease in gross profit margin percentage was primarily due to a non-recurring single legacy contract recognized in 2020 in the amount of $300,000 with no estimated costs and due to legacy contract commitments from the acquisition of SG Echo that were recognized in the six months ended June 30, 2021 that incurred losses of approximately $2,400,000 due to escalations in material pricing related to COVID-19 and labor overages.

Payroll and Related Expenses

Payroll and related expenses for the six months ended June 30, 2021 were $1,629,186 compared to $664,146 for the six months ended June 30, 2020. This increase was primarily caused by an increase in salaries and additional head count hired to help manage the growth of SG Echo and other recently launched subsidiaries such as Chicago Airport Testing, Clarity Mobile Venture, and SGB Development Corp. of approximately $543,000 and an increase of approximately $420,000 in stock-based compensation expense, recognized for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. We recognized $532,422 in stock-based compensation expense related to payroll and related expenses for the six months ended June 30, 2021, compared to $111,394  for June 30, 2020.

Other Operating Expenses (General and administrative expenses, Marketing and business development expense, and Pre-project expenses)

Other operating expenses (general and administrative expenses, marketing and business development expenses, pre-project expenses) for the six months ended June 30, 2021 were $3,503,563 compared to $1,346,301 for the six months ended June 30, 2020. The increase resulted primarily from an increase in rent expense of approximately $100,000 related to COVID-19 cold storage charges and rental expense for the Chicago Airport Testing facility, an increase in public expenses  of approximately $109,000, an increase in information technology expense of approximately $113,000, an increase in insurance expense of approximately $99,000 for additional insurance coverage for COVID-19 medical operations, an increase in contract labor expense of approximately $466,000 with the majority related to the start-up and ongoing operations of the COVID-19 medical projects.  The Company had an increase of approximately $458,000 in laboratory medical expenses mainly from the start-up and continued operations in Wayne County, Michigan and LAX COVID-19 testing locations, an increase of  approximately $352,000 for manager’s oversight fees related to Clarity Mobile Venture, an increase in depreciation expense of approximately $114,000, an increase in travel expense by approximately $68,000, an increase in bad debt expense of approximately $161,000 due from one legacy customer from the acquisition of SG Echo with a slight decrease in legal fees of approximately $109,000. We recognized no stock-based compensation expense related to legal expense and marketing expense for the six months ended June 30, 2021 and $57,120 for the six months ended June 30, 2020.

Other Income (Expense)

Interest income for the six months ended June 30, 2021 was $31,267 mainly derived from bank interest and interest associated with an outstanding note receivable. There was $11,096 of interest income for the six months ended June 30, 2020. Other income for the six months ended June 30, 2021 was $61,024 related to miscellaneous income. There was no other income for the six months ended June 30, 2020. Interest expense for the six months ended June 30 2021 and 2020 was $692 and $6,263, respectively.

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

Three Months Ended June 30, 2021 and 2020:

	For the Three Months Ended June 30, 2021	For the Three Months Ended June 30, 2020
Total Revenue	$11,853,987	$628,949
Total Cost of revenue	(9,014,943)	(254,716)
Total Payroll and related expenses	(801,664)	(392,338)
Total Other Operating expenses	(1,961,447)	(822,649)
Total Operating income (loss)	75,933	(840,754)
Total Other income	74,492	2,781
Total Income (Loss) before income tax	150,425	(837,973)
Add: Net income attributable non-controlling interest	1,691,684	—
Net loss attributable to common stockholders of SG Blocks, Inc.Net loss	$(1,541,259)	$(837,973)

Revenue

During the three months ended June 30, 2021, we derived revenue from the following three categories of sources: construction services, engineering services and medical revenue.  The medical revenue source was a new source and we commenced receipt of revenue from this source in the fourth quarter of 2020 when Clarity Mobile Venture LLC commenced operations and we continued to derive revenue from this source during the quarter ended June 30, 2021 with strong revenue related to COVID-19 samples collected from our Clarity Mobile joint venture in the three months ended June 30, 2021. Total revenue for the three months ended June 30, 2021 was $11,853,987 compared to $628,949 for the three months ended June 30, 2020. This increase of $11,225,038 or approximately 1785% was mainly driven by an increase in medical revenue of approximately $9,785,000 (lab testing, test kit sales and equipment but excluding revenue generated from construction of medical related projects) from mainly the collection of COVID-19 test samples with additional medical revenue from the opening and subletting of a testing facility in the Chicago area, an increase in revenue of approximately $206,000 in special use projects which includes one legacy contract commitment related to the SG Echo acquisition, an increase in revenue of approximately $1,097,000 in government projects, an increase in revenue of approximately of $185,000 in medical related construction projects and a moderate increase in construction revenue related to office and hotel/hospitality projects for approximately $248,000 and $245,000, respectively, offset by a decrease in revenue related to our retail and other projects for approximately $199,000 and $300,000, respectively, for the six months ended June 30, 2021, as compared to June 30, 2020.

Cost of Revenue and Gross Profit

Cost of revenue was $9,014,943 for the three months ended June 30, 2021, compared to $254,716 for the three months ended June 30, 2020. The increase of $8,760,227 or an increase of approximately 3439%, is primarily related to higher testing volumes which required an increase in procurement of COVID-19 tests and testing supplies and higher procurement and manufacturing costs of modifying containers and wood modular units.

Gross profit was $2,839,044 and $374,233 for the three months ended June 30, 2021 and 2020, respectively.

Gross profit percentage decreased to approximately 24% for the three months ended June 30, 2021 compared to approximately 60% for the three months ended June 30, 2020.  The decrease in gross profit margin percentage was primarily due to a non-recurring single legacy contract recognized in 2020 in the amount of $300,000 with no estimated costs and due to four legacy contract commitments from the acquisition of SG Echo that were recognized in 2021 that incurred losses of approximately $1,200,000 due to escalations in material pricing related to COVID-19 and labor overages

Payroll and Related Expenses

Payroll and related expenses for the three months ended June 30, 2021 were $801,664 compared to $392,338 for the three months ended June 30, 2020. This increase was primarily caused by an increase in salaries and additional head count to help manage the growth of SG Echo and other recently launched subsidiaries such as Chicago Airport Testing, Clarity Mobile Ventures, and SGB Development Corp. of approximately $253,000 and an increase of approximately $173,500 in stock-based compensation expense, recognized for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. We recognized $246,236 in stock-based compensation expense related to payroll and related expenses for the three months ended June 30, 2021, compared to $72,630 for June 30, 2020.

Results of Operations (continued)

Other Operating Expenses (General and administrative expenses, Marketing and business development expense, and Pre-project expenses)

Other operating expenses (general and administrative expenses, marketing and business development expenses, pre-project expenses) for the three months ended June 30, 2021 were $1,961,447 compared to $822,649 for the three months ended June 30, 2020. The increase resulted primarily from an increase in rent expense of approximately $48,000 related to COVID-19 cold storage charges and rental expense for the Chicago Airport Testing facility, an increase in public expenses of approximately $93,000, an increase in information technology expense of approximately $50,000, an increase in insurance expense of approximately $81,000 for additional insurance coverage for COVID-19 medical operations, an increase in contract labor expense of approximately $281,000 with the majority related to the start-up and ongoing operations of the COVID-19 medical projects.  The Company had an increase of approximately $76,000 in laboratory medical expenses mainly from the start-up and continued operations in Wayne County, Michigan and LAX COVID-19 testing locations, an increase of approximately $321,000 for manager’s oversight fees related to Clarity Mobile Venture, an increase in depreciation expense of approximately $64,000, an increase in travel expense by approximately $34,500, an increase in bad debt expense of $161,000 due from one legacy customer from the acquisition of SG Echo with a slight decrease in legal fees of $125,000. We recognized no stock-based compensation expense related to legal expense and marketing expense for the three months ended June 30, 2021 and $57,120 for the three months ended June 30, 2020.

Other Income (Expense)

Interest income for the three months ended June 30, 2021 and 2020 was $13,797 and $6,233 mainly derived from bank interest and interest associated with an outstanding note receivable. Interest expense for the three months ended June 30, 2021 and 2020 was $329 and $3,452 and mainly related to the Securities Purchase Agreement entered into on February 4, 2020 with an accredited investor. Other income for the three months ended June 30, 2021 was $61,024 related to miscellaneous income. There was no other income for the three months ended June 30, 2020.

Liquidity and Capital Resources

As of June 30, 2021 and December 31, 2020, we had an aggregate of $2,323,599 and $13,010,356, respectively, of cash and cash equivalents.

On February 4, 2020, we entered into a Securities Purchase Agreement with an accredited investor, pursuant to which we issued to the investor a secured note in the aggregate principal amount of $200,000 (the “Note”), which bore interest at a rate of nine percent (9%) per annum and was due on July 31, 2023, and was secured by a security interest in the royalty payable to us under that certain Exclusive License Agreement, dated October 3, 2019, with CPF GP 2019-1 LLC. During the third quarter of 2020, the Note to investor of $200,000 and unpaid accrued interest of $6,263 was converted into 73,665 shares of common stock.

In April 2020, we completed a public offering where we pursuant to which we sold 440,000 shares of common stock at a public offering price of $4.25 per share which resulted in net proceeds of approximately $1,522,339 after deducting underwriting discounts and commissions and other expenses related to the offering.

In May 2020, we completed a public offering pursuant to which we sold an aggregate of 6,900,000 shares of common stock at a public offering price of $2.50 per share which resulted in net proceeds of approximately $15,596,141 after deducting underwriting discounts and commissions and other expenses related to the offering.

We anticipate that we will continue to generate losses from operations until the fourth quarter of 2021. At June 30, 2021 and December 31, 2020 we had a cash balance of $2,323,599 and $13,010,356, respectively. As of June 30, 2021, our stockholders’ equity was $16,840,723, compared to $18,437,823 as of December 31, 2020. Our net loss for the six months ended June 30, 2021 was $993,925 and net cash used in operating activities was $1,307,944. We anticipate our cash balance is sufficient to last at least twelve months from August 13, 2021.

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

Cash Flow Summary

	Six Months Ended June 30,

	2021	2020
Net cash provided by (used in):
Operating activities	$(1,307,944)	$(2,181,122)
Investing activities	(8,243,216)	(650,000)
Financing activities	(1,135,597)	17,318,358
Net increase (decrease) in cash and cash equivalents	$(10,686,757)	$14,487,236

Operating activities used net cash of $1,307,944 during the six months ended June 30, 2021, and $2,181,122 during the six months ended June 30, 2020. Generally, our net operating cash flows fluctuate primarily based on changes in our profitability and working capital. Cash used in operating activities decreased by approximately $873,178 primarily due to an decrease in working capital of approximately $442,000, an increase of approximately $364,000 in stock-based compensation, an increase of approximately $196,500 in depreciation expense, an increase of approximately $161,000 in bad debt expense and a decrease in the overall net loss of approximately $591,000, in the six months ended June 30, 2021 compared to the six months ended June 30, 2020.

Investing activities used net cash of $8,243,216 during the six months ended June 30, 2021, and $650,000 during the six months ended June 30, 2020. Cash used in investing activities increase from the corresponding period of the prior year primarily due to the purchase of property, plant and equipment of approximately $4,692,000 which included the land purchase for the Austin project totaling approximately $3,575,000, purchase of intangible assets of $42,500, payments on assumed liabilities related to the Echo DCL, LLC acquisition of approximately $157,500, and investments in two SGB Development entities totaling approximately $3,350,000.

Financing activities used net cash of $1,135,597 during the six months ended June 30, 2021, and provided net cash of $17,318,358 during the six months ended June 30, 2020.  Cash provided by financing activities decreased by approximately $17,318,000 due to a decrease in proceeds from public stock offerings and proceeds from long-term note payable in the six months ended June 30, 2021. Cash used by financing activities for the six months ended June 30, 2021 increased by approximately $1,842,784 due to distributions paid to our non-controlling interest partner, offset by an increase of approximately $707,000 in proceeds from conversion of outstanding warrants to common stock.

We provide services to our construction and engineering customers in three separate phases: the design phase, the architectural and engineering phase and the construction phase. Each phase is independent of the other, but builds through a progression of concept through delivery of a completed structure. These phases may be embodied in a single contract or in separate contracts, which is typical of a design build process model. As of June 30, 2021, we had 14 projects totaling $21,035,831 under contract, which, if they all proceed to construction, will result in our constructing approximately 224,026 square feet of container and modular space. Of these contracts, all fourteen projects combine all three phases or parts thereof and including construction. We expect that all of this revenue will be realized by June 30, 2023.

Backlog may fluctuate significantly due to the timing of orders or awards for large projects and is not necessarily indicative of future backlog levels or the rate at which backlog will be recognized as revenue. The decrease in backlog of approximately $4,081,000 from December 31, 2020 is primarily attributable to one new contract we entered into during the first quarter of 2021 for approximately $1,325,000 and offset by work in progress or completed contracts during the first six months of 2021 for approximately $5,328,000.

There can be no assurance that our customers will decide to and/or be able to proceed with these construction projects, or that we will ultimately recognize revenue from these projects in a timely manner or at all.

Off-Balance Sheet Arrangements

As of June 30, 2021 and December 31, 2020, we had no material off-balance sheet arrangements to which we are a party.

In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector. These agreements are typically with consultants and certain vendors. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of June 30, 2021.

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

Critical Accounting Policies (continued)

     For product or equipment sales, we apply recognition of revenue when the customer obtains control over such goods, which is at a point in time.

     On October 3, 2019, we entered into an Exclusive License Agreement (“ELA” ) pursuant to which we granted an exclusive license for our technology as outlined in the ELA. The ELA is described below. Under the ELA, we were to receive royalty payments based upon gross revenues earned by the licensee for commercialized products within the field of design and project management platforms for residential use, including single-family residences and multi-family residences, but excluding military housing. We have determined that the ELA granted the licensee a right to access our intellectual property throughout the license period (or its remaining economic life, if shorter), and thus recognizes revenue over time as the licensee recognizes revenue and we have the right to payment of royalties. No revenue has been recognized under the ELA for the six months ended June 30, 2021.  On June 15, 2021 we terminated the Exclusive License Agreement with CPF that we had entered into on October 3, 2019.

    We entered into a joint venture agreement with Clarity Lab Solutions, LLC (“Clarity Labs”) (the “JV”) in the fourth quarter of 2020. Revenue from the activities of the JV is related to clinical testing services and is recognized when services have been rendered, which is at a point in time.  In addition, we formed Chicago Airport Testing, LLC which collects rental revenue. During the six months ending June 30, 2021, we recognized $15,621,142 in revenue related to activities through the two JV's, which are included in medical revenue on the accompanying consolidated statements of operations.

    We acquired a 10% non-dilutable equity interest for JDI-Cumberland Inlet, LLC and acquired a 50% membership interest in Norman Berry II Owner LLC in the second quarter of 2021. We have determined we are not the primary beneficiary and thus will not consolidated the activities on the condensed consolidated financial statements. We will use the equity method to report the activities as an investment in on our condensed consolidated financial statements.

Goodwill – Goodwill represents the excess of reorganization value over the fair value of identified net assets upon emergence from bankruptcy. In accordance with the accounting guidance on goodwill, we perform our impairment test of goodwill at the reporting unit level each fiscal year, or more frequently if events or circumstances change that would more likely than not reduce the fair value of its reporting unit below its carrying value. Our evaluation of goodwill completed during the year ended December 31, 2020, resulted in no impairment loss. There was no impairment during the six months ended June 30, 2021.

Intangible assets – Intangible assets consist of $2,766,000 of proprietary knowledge and technology which is being amortized over 20 years, $97,164 of trademarks which is being amortized over 5 years, $47,800 of website fees which is being amortized over 5 years. Our evaluation of intangible assets for impairment during the year ended December 31, 2020, determined that there were no impairment losses. There was no impairment during the six months ended June 30, 2021.

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

Non-GAAP Financial Information (continued)

The following is a reconciliation of EBITDA and Adjusted EBITDA to the nearest GAAP measure, net loss:

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Net loss attributable to common stockholders of SG Blocks, Inc.	$(1,541,259)	$(837,973)	$(3,575,136)	$(1,585,400)
Addback interest expense	329	3,452	692	6,263
Addback interest income	(13,797)	(6,233)	(31,267)	(11,096)
Addback depreciation and amortization	159,227	47,401	301,020	94,802
EBITDA (non-GAAP)	(1,395,500)	(793,353)	(3,304,691)	(1,495,431)
Addback litigation expense	60,053	131,102	141,272	267,840
Addback stock compensation expense	246,236	129,750	532,422	168,514
Adjusted EBITDA (non-GAAP)	$(1,089,211)	$(532,501)	$(2,630,997)	$(1,059,077)

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

Remediation Steps to Address the Material Weakness

Since identifying the material weakness related to the timely closing of accounting records and technical accounting guidance to complex and/or new transactions, we have taken steps to strengthen the control function related to the financial closing process. These steps include retaining two additional senior accounting resources to help enhance the timeliness of the accounting close process and to have additional oversight for new and complex accounting transactions. We also engaged an outside consulting firm in the second quarter of 2021 to assist the Company with enhancing its accounting practices. We will continue to enhance controls to ensure the financial closing process is effectively implemented. Although we plan to complete this remediation process as quickly as possible, we cannot at this time estimate when the remediation will be completed.

Changes in Internal Control over Financial Reporting

Other than as described above, for the fiscal quarter ended June 30, 2021, there have been no changes in our internal control over financial reporting identified in connection with the evaluations required by Rule 13a-15(d) or Rule 15d-15(d) under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

At June 30, 2021 and December 31, 2020, we had cash and cash equivalents, collectively, of $2,323,599 and $13,010,356, respectively. However, during the six months ended June 30, 2021 and year ended December 31, 2020, we reported a net loss of $993,925 and $4,508,162, respectively, and used $1,307,944 and $2,887,950 of cash for operations, respectively. If we are not successful with our efforts to increase revenue, we could experience a shortfall in cash over the next twelve months. If there is a shortfall, we may be forced to reduce operating expenses, among other steps, all of which would have a material adverse effect on our operations going forward.

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

In December 2019, a novel strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, China. Since then, the COVID-19 coronavirus has spread to multiple countries, including the United States. The impact of the COVID-19 coronavirus outbreak, or similar global health concerns, has negatively impacted our ability to source certain materials and product pricing, could impact our customers’ ability or that of our licensee to obtain financing and may continue to have a negative impact on our business.

In March 2020, the World Health Organization declared COVID-19 a global pandemic. This contagious disease outbreak, which has continued to spread, and the related adverse public health developments, have adversely affected work forces, economies and financial markets globally. Our ability to obtain and source certain materials, especially lumber, from third-party suppliers has been negatively impacted by the COVID-19 coronavirus outbreak. In addition, any outbreak of COVID at our Echo facility could result in closures of the facility and negatively impact our ability to meet timelines. To date, we have experienced some delays and cost-overruns in projects due to COVID-19. Any quarantines, the timing and length of containment and eradication solutions, travel restrictions, absenteeism by infected workers, labor shortages or other disruptions to our suppliers and their contract manufacturers or our customers would likely adversely impact our sales and operating results and result in further project delays. In addition, the pandemic could result in an economic downturn that could affect the ability of our customers and licensees to obtain financing and therefore impact demand for our products. Order lead times could be extended or delayed and pricing could continue to increase.  Some products or services may become unavailable if the regional or global spread were significant enough to prevent alternative sourcing. Accordingly, we are considering alternative product sourcing in the event that product supply becomes problematic. We expect this global pandemic to have a negative impact on our revenue and our results of operations, the size and duration of which we are currently unable to predict.

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

  assimilating Echo’s technology and retaining personnel;
  estimating the capital, personnel and equipment required for Echo based on the historical experience of management with the businesses;
  managing cost overruns on fixed-price legacy Echo projects as a result of delays in deliveries of, and increased costs for, materials for projects, especially lumber, due to COVID-19;
  minimizing potential adverse effects on existing business relationships; and
  successfully developing new products and services.

There can be no assurance that the anticipated benefits of the Echo acquisition will materialize or that if they materialize will result in increased stockholder value or revenue stream to the combined company.

The loss of one or a few customers could have a material adverse effect on us.

A few customers have in the past, and may in the future, account for a significant portion of our revenues in any one year or over a period of several consecutive years. For example, for the six months ended June 30, 2021 approximately 71% of our revenue was generated from one customers and for the year ended December 31, 2020, approximately 61% of our revenue was generated from three customers. Although we have contractual relationships with many of our significant customers, our customers may unilaterally reduce or discontinue their contracts with us at any time. The loss of business from a significant customer could have a material adverse effect on our business, financial condition, results of operations and cash flows.

The inability to secure materials and products from our suppliers in a timely manner or at competitive prices could adversely affect our business.

We have relationships with key materials vendors, and we rely on suppliers for our purchases of products from them. The worldwide spread of the COVID-19 has, among other things resulted in delays in deliveries of, and increased costs for, materials, especially lumber, in projects which we expect to continue to have an impact on our revenue and our results of operations. Any inability to obtain materials or services in the volumes required and at competitive prices from our major trading partners, the loss of any major trading partner or the discontinuation of vendor financing (if any) may seriously harm our business because we may not be able to meet the demands of our customers on a timely basis in sufficient quantities or at all. In addition, we have experienced cost overruns on fixed-price legacy Echo projects as a result of delays in deliveries of, and increased costs for, materials for projects, especially lumber. Other factors, including reduced access to credit by our vendors resulting from economic conditions, may impair our vendors’ ability to provide products in a timely manner or at competitive prices.  We also rely on other vendors for critical services such as transportation, supply chain and professional services.  Any negative impacts to our business or liquidity could adversely impact our ability to establish or maintain these relationships. For the six months ended June 30, 2021 48% of our costs of revenue related to three vendors.  For the year ended December 31, 2020, there were no vendors which represented 10% or more of our cost of revenue.

Our clients may adjust, cancel or suspend the contracts in our backlog; as such, our backlog is not necessarily indicative of our future revenues or earnings. In addition, even if fully performed, our backlog is not a good indicator of our future gross margins.

Backlog represents the total dollar amount of revenues we expect to record in the future as a result of performing work under contracts we have been awarded. Backlog may fluctuate significantly due to the timing of orders or awards for large projects and is not necessarily indicative of future backlog levels or the rate at which backlog will be recognized as revenue. We include in backlog only those contracts for which we have reasonable assurance that the customer can obtain the permits for construction and can fund the construction. As of December 31, 2020, our backlog totaled approximately $25.1 million and as of June 30, 2021, our backlog totaled approximately $21 million. The decrease in backlog at June 30, 2021 from December 31, 2020 is primarily attributable to work in progress or completed contracts during the first six months of 2021 for approximately $5.3 million and executing one contract during the first quarter of 2021 in the amount of approximately $1.3 million.  Our backlog is described more in detail in “Note 12—Construction Backlog” of the notes to our consolidated financial statements included elsewhere in this Quarterly Report. We cannot provide assurance that our backlog will be realized as revenues in the amounts reported or, if realized, will result in profits. In accordance with industry practice, substantially all of our contracts are subject to cancellation, termination or suspension at our customer’s discretion. In the event of a project cancellation, we generally would not have a contractual right to the total revenue reflected in our backlog. Projects can remain in backlog for extended periods of time because of the nature of the project and the timing of the particular services required by the project. In addition, the risk of contracts in backlog being cancelled or suspended generally increases during periods of widespread economic slowdowns or in response to changes in commodity prices.

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

At June 30, 2021, there were options, including options granted to non-employees and non-directors, restricted stock units and warrants to purchase 36,436, 884,344 and 126,890 shares of common stock, respectively, outstanding that could potentially dilute future net income per share. Because we had a net loss as of June 30, 2021, it is prohibited from including potential common shares in the computation of diluted per share amounts. Accordingly, we used the same number of shares outstanding to calculate both the basic and diluted loss per share. At June 30, 2020, there were options, including options to non-employees and non-directors, restricted stock units and warrants to purchase 52,337, 44,518 and 353,190 shares of common stock, respectively, outstanding that could potentially dilute future net income per share.

Our residential construction business is difficult to evaluate because we recently changed our business model.

From October 2019 until June 2021, our residential construction business was operated under a licensing model.  We recently terminated the licensing business model for our residential construction business in the United States. There is a risk that we will be unable to successfully generate revenue from this new business model or generate profit as we will not be responsible for supplying the capital, personnel and equipment for our residential construction projects. There can be no assurance that we will generate the income that we anticipate.  We are subject to many risks associated with this business model such as our dependence upon suppliers and contractors to perform services. There is no assurance that our activities will be successful or will result in any revenues or profit. Even if we generate revenue, there can be no assurance that we will be profitable.

Our projections of the number of units we anticipate building for each project and the timelines although based upon assumptions that we believe are reasonable, may not be realized.

We have provided projections of our development plans that include the number of units we plan to develop for certain projects and the timelines for commencement and completion of such development activities  which are based upon current contracts that we have entered into, anticipated timelines to complete such projections and current estimates of costs and expenses associated with such projects.  For certain projects such as the JDI-Cumberland project, we must submit budgets that require approval in order for SG Echo to be awarded the fabrication and installation work anticipated to be awarded to SG Echo. Although we have based our projections upon assumptions that we believe are reasonable, our projections may not be realized. The projected and actual results will vary, and those variations may be material and likely to increase over time, and the inclusion of the projections in this Quarterly Report on Form 10-Q should not be regarded as a representation or guarantee by us that the projections will be achieved. These projections are only predictions and actual events or results may differ from those in the projections.

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.     Defaults Upon Senior Securities

None.

ITEM 4.     Mine Safety Disclosures

Not applicable.

ITEM 5.     Other Information

Table of Contents
ITEM 6.      Exhibits

EXHIBIT INDEX
Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of SG Blocks, Inc. (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on July 7, 2016 (File No. 000-22563)).
3.2	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on July 7, 2016 (File No. 000-22563)).
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of SG Blocks, Inc. (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on February 28, 2017 (File No. 000-22563)).
3.4	Certificate of Amendment to Certificate of Designation, dated May 11, 2017 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on May 12, 2017 (File No. 001-38037)).
3.5	Certificate of Elimination of Series A Convertible Preferred Stock, dated December 13, 2018 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on December 17, 2018 (File No. 001-38037)).
3.6	Certificate of Amendment to the Amended and Restated Certificate of Incorporation dated June 5, 2019 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on June 5, 2019 (File No. 001-38037)).
3.7	Form of Certificate of Designation of the Series B Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.7 to the Registration Statement on Form S-1/A (File No. 333-235295) as filed by SG Blocks, Inc. with the Securities and Exchange Commission on December 9, 2019).
3.8	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, as amended, of SG Blocks, Inc. (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on February 5, 2020 (File No. 001-38037)).
3.9	Amended and Restated Bylaws of SG Blocks, Inc. dated June 4, 2021 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on June 7, 2021 (File No. 001-38037)).
10.1	Unimproved Property Contract, dated February 25, 2021, by and between SG Blocks, Inc. and Northport Harbor LLC (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on May 11, 2021 (File No. 001-38037)).
10.2	Settlement and Mutual Release Agreement, dated June 15, 2021, by and among CPF GP 2019-1 LLC, Capital Plus Financial, LLC and SG Blocks, Inc. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on June 21, 2021 (File No. 001-38037)).
10.3	Termination of Exclusive License Agreement, effective June 15, 2021 (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on June 21, 2021 (File No. 001-38037)).
10.4	Assignment of Limited Rights Under Membership Interest Redemption Agreement, dated June 15, 2021, by and among Capital Plus Financial, LLC, SG Blocks, Inc. and CPF GP 2019-1 LLC (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on June 21, 2021 (File No. 001-38037)).
10.5	Operating Agreement by and between SGB Development Corp., Jacoby Development, Inc. and JDI-Cumberland Inlet. LLC, dated June 24, 2021 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on June 28, 2021 (File No. 001-38037)). (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on June 28, 2021 (File No. 001-38037)).
10.6	Fabrication and Building Services Agreement by and between JDI-Cumberland Inlet, LLC and SG Echo, LLC, dated June 24, 2021 (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on June 28, 2021 (File No. 001-38037)).
10.7	Real Estate Lien Note, dated July 14, 2021, in the principal amount of $2,000,000 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on July 19, 2021 (File No. 001-38037)).
10.8	Deed of Trust, dated July 14, 2021 (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on July 19, 2021 (File No. 001-38037)).
10.9	Assignment of Leases and Rents, dated July 8, 2021 (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on July 19, 2021 (File No. 001-38037)).
52

31.1*	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS+	XBRL Instance Document - the instance document does not appear in the Interactive Data File as the XBRL tags are embedded within the Inline XBRL document.
101.SCH+	XBRL Taxonomy Extension Schema Document.
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB+	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.
+	Filed herewith.

*	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SG BLOCKS, INC.
(Registrant)

Date: August 16, 2021	By:	/s/ Paul M. Galvin
Paul M. Galvin Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

	By:	/s/ Gerald A. Sheeran
Gerald A. Sheeran Acting Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)