Form 10-Q
period 2021-09-30
SG BLOCKS, INC.
filed 2021-11-15
CIK 1023994

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 12, 2021 the issuer had a total of 11,986,873 shares of the registrant’s common stock, $0.01 par value, outstanding.

SG BLOCKS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

SG BLOCKS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,290,702	$13,010,356
Accounts receivable, net	3,566,616	2,635,608
Contract assets	484,622	1,303,136
Inventories	790,081	778,144
Prepaid expenses and other current assets	816,761	570,775
Total current assets	8,948,782	18,298,019

Property, plant and equipment, net	6,935,265	2,683,014
Goodwill	1,309,330	1,309,330
Right-of-use asset	1,292,803	1,537,545
Long-term note receivable	710,685	682,637
Intangible assets, net	2,137,056	2,218,609
Deferred contract costs, net	122,355	152,944
Investment in and advances to equity affiliates	3,464,762	—
Total Assets	$24,921,038	$26,882,098

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$7,135,750	$3,961,961
Contract liabilities	1,176,180	1,774,740
Lease liability, current maturities	334,736	326,654
Due to affiliates	232,110	965,561
Assumed liability	5,795	200,765
Short term note payable, net	1,959,018	—
Other current liabilities	—	5,000
Total current liabilities	10,843,589	7,234,681

Lease liability, net of current maturities	957,497	1,209,594
Total liabilities	11,801,086	8,444,275

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $1.00 par value, 5,405,010 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 25,000,000 shares authorized; 8,822,489 issued and outstanding as of September 30, 2021 and 8,596,189 issued and outstanding as of December 31, 2020	88,225	85,962
Additional paid-in capital	41,927,422	40,443,840
Accumulated deficit	(29,682,587)	(22,276,546)
Total SG Blocks, Inc. stockholders’ equity	12,333,060	18,253,256
Non-controlling interest	786,892	184,567
Total stockholders’ equity	13,119,952	18,437,823
Total Liabilities and Stockholders’ Equity	$24,921,038	$26,882,098

The accompanying notes are an integral part of these condensed consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

	For the Three Months Ended September 30,	For the Three Months Ended September 30,	For the Nine Months Ended September 30,	For the Nine Months Ended September 30,
	2021	2020	2021	2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue:
Construction services	$612,052	$494,330	$5,814,205	$1,118,197
Engineering services	70,814	82,230	168,822	286,068
Medical revenue	8,164,624	—	23,906,077	—
Total	8,847,490	576,560	29,889,104	1,404,265

Cost of revenue:
Construction services	2,962,691	311,002	10,220,926	576,121
Engineering services	6,588	70,952	48,555	213,324
Medical revenue	5,773,141	—	15,467,328	—
Total	8,742,420	381,954	25,736,809	789,445

Gross profit	105,070	194,606	4,152,295	614,820

Operating expenses:
Payroll and related expenses	1,236,420	679,863	2,865,606	1,344,009
General and administrative expenses	1,517,718	980,773	4,867,236	2,238,837
Marketing and business development expense	54,857	46,650	197,922	109,887
Pre-project expenses	22,683	12,650	33,663	37,650
Total	2,831,678	1,719,936	7,964,427	3,730,383

Operating loss	(2,726,608)	(1,525,330)	(3,812,132)	(3,115,563)

Other income (expense):
Loss on asset disposal	(34,182)	(1,012)	(34,182)	(1,012)
Interest expense	(293)	(2,614)	(985)	(8,877)
Interest income	9,973	27,401	41,240	38,497
Other income	453	23,282	61,477	23,282
Total	(24,049)	47,057	67,550	51,890

Loss before income taxes	(2,750,657)	(1,478,273)	(3,744,582)	(3,063,673)
Income tax expense	—	—	—	—

Net loss	(2,750,657)	(1,478,273)	(3,744,582)	(3,063,673)

Less: net income attributable to noncontrolling interests	1,080,248	—	3,661,459	—
Net loss attributable to common stockholders of SG Blocks, Inc.	$(3,830,905)	$(1,478,273)	$(7,406,041)	$(3,063,673)

Net loss per share attributable to SG Blocks, Inc. - basic and diluted:
Basic and diluted	$(0.43)	$(0.17)	$(0.84)	$(0.60)

Weighted average shares outstanding:
Basic and diluted	8,822,489	8,596,189	8,796,890	5,070,816

The accompanying notes are an integral part of these condensed consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	$0.01 Par Value Common Stock		Additional Paid-in	Accumulated	SG Blocks Stockholders'	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity	Interests	Equity
Balance at June 30, 2021	8,822,489	$88,225	$41,681,186	$(25,851,682)	$15,917,729	$922,994	$16,840,723
Stock-based compensation	—	—	246,236	—	246,236	—	246,236
Noncontrolling interest distribution	—	—	—	—	—	(1,216,350)	(1,216,350)
Net income (loss)	—	—	—	(3,830,905)	(3,830,905)	1,080,248	(2,750,657)
Balance at September 30, 2021	8,822,489	$88,225	$41,927,422	$(29,682,587)	$12,333,060	$786,892	$13,119,952

Balance at December 31, 2020	8,596,189	$85,962	$40,443,840	$(22,276,546)	$18,253,256	$184,567	$18,437,823
Stock-based compensation	—	—	778,657	—	778,657	—	778,657
Conversion of warrants to common stock	226,300	2,263	704,925	—	707,188	—	707,188
Noncontrolling interest distribution	—	—	—	—	—	(3,059,134)	—
Net income (loss)	—	—	—	(7,406,041)	(7,406,041)	3,661,459	(3,744,582)
Balance at September 30, 2021	8,822,489	$88,225	$41,927,422	$(29,682,587)	$12,333,060	$786,892	$13,119,952

	$0.01 Par Value Common Stock		Additional Paid-in	Accumulated	SG Blocks Stockholders'	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity	Interests	Equity
Balance at June 30, 2020	8,596,189	$85,962	$39,351,139	$(19,169,217)	$20,267,884	$—	$20,267,884
Stock-based compensation	—	—	303,169	—	303,169	—	303,169
Net loss	—	—	—	(1,478,273)	(1,478,273)	—	(1,478,273)
Balance at September 30, 2020	8,596,189	$85,962	$39,654,308	$(20,647,490)	$19,092,780	$—	$19,092,780

Balance at December 31, 2019	1,157,890	$11,579	$21,932,387	$(17,583,817)	$4,360,149	$—	$4,360,149
Stock-based compensation	—	—	471,683	—	471,683	—	471,683
Conversion of restricted stock units to common stock	24,672	246	(246)	—	—	—	—
Reverse stock split settlement	(38)	—	(122)	—	(122)	—	(122)
Conversion of debt exchange to common stock	73,665	737	205,526	—	206,263	—	206,263
Issuance of common stock, net of issuance costs	7,340,000	73,400	17,045,080	—	17,118,480	—	17,118,480
Net loss	—	—	—	(3,063,673)	(3,063,673)	—	(3,063,673)
Balance at September 30, 2020	8,596,189	$85,962	$39,654,308	$(20,647,490)	$19,092,780	$—	$19,092,780

The accompanying notes are an integral part of these condensed consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	For the Nine Months Ended September 30, 2021	For the Nine Months Ended September 30, 2020
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(3,744,582)	$(3,063,673)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	294,860	2,858
Amortization of intangible assets	124,053	108,842
Amortization of deferred license costs	30,589	30,590
Bad debt expense	161,202	—
Interest income on long-term note receivable	(28,048)	(23,185)
Stock-based compensation	778,657	471,683
Loss on asset disposal	34,182	1,012
Changes in operating assets and liabilities:
Accounts receivable	(1,092,210)	(2,581,925)
Contract assets	818,514	(14,786)
Inventories	(11,937)	(681,521)
Prepaid expenses and other current assets	(235,202)	(189,143)
Right of use asset	390,581	—
Accounts payable and accrued expenses	3,173,788	(841,778)
Contract liabilities	(598,560)	2,322,164
Due to affiliates	(738,451)	5,000
Lease liability	(389,853)	—
Net cash used in operating activities	(1,032,417)	(4,453,862)

Cash flows from investing activities:
Advances in note receivable	—	(650,000)
Purchase of Echo DCL, LLC, net of cash acquired	—	(743,168)
Purchase of property, plant and equipment	(4,806,294)	(49,434)
Purchase of intangible asset	(42,500)	—
Proceeds from sale of equipment	225,000	—
Payment on assumed liability of acquired assets	(194,969)	—
Investment in and advances to equity affiliates	(3,464,762)	—
Net cash used in investing activities	(8,283,525)	(1,442,602)

Cash flows from financing activities:
Proceeds from conversion of warrants to common stock	707,188	—
Proceeds from public stock offering, net of issuance costs	—	17,118,480
Proceeds from short-term note payable	1,948,234	—
Proceeds from long-term note payable	—	200,000
Distribution paid to noncontrolling interest	(3,059,134)	—
Settlement of common stock from reverse stock split	—	(122)
Net cash (used in) provided by financing activities	(403,712)	17,318,358

Net increase (decrease) in cash and cash equivalents	(9,719,654)	11,421,894

Cash and cash equivalents - beginning of period	13,010,356	1,625,671

Cash and cash equivalents - end of period	$3,290,702	$13,047,565

Supplemental disclosure of non-cash operating activities:
Non-cash conversion of long-term note payable to common stock	$—	$200,000
Non-cash conversion of accrued interest of long-term note payable to common stock	—	6,263
Total non-cash operating activities	$—	$206,263

 The accompanying notes are an integral part of these condensed consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2021 and 2020 (Unaudited)

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

During 2020, the Company formed, SG Echo, LLC, a wholly owned subsidiary of the Company. SG Echo, LLC was formed to complete the business acquisition as disclosed in Note 9. The Company acquired substantially all the assets of Echo DCL, a Texas limited liability company, except for Echo's real estate holdings for which the Company obtained a right of first refusal. Echo is a container/modular manufacturer based in Durant, Oklahoma specializing in the design and construction of permanent modular and temporary modular buildings and was one of the Company's key supply chain partners. Echo caters to the military, education, administration facilities, healthcare, government, commercial and residential customers. This acquisition has allowed the Company to expand its reach for the Modules and offer an opportunity to vertically integrate a large portion of the Company's cost of goods sold, as well as increase margins, productivity and efficiency in the areas of design, estimating, manufacturing and delivery and to become the manufacturer of the Company's core container and modular product offerings.  The Company also entered into a joint venture with Clarity Lab Solutions LLC., to provide clinical lab testing related to COVID-19.

As of January 2021, the Company’s condensed consolidated financial statements include the accounts of Chicago Airport Testing LLC (“CAT”). The Company has a variable interest in CAT as described further below. CAT is in the business of marketing, selling, distributing leasing and otherwise commercially exploiting certain products and services in the COVID-19 testing and other medical industry.

In addition, during 2021, the Company formed SGB Development Corp. (“SG DevCorp”), which is wholly-owned by the Company. SG DevCorp was formed with the purpose of real property development utilizing the Company's technologies.  SG DevCorp has a minority interest in Norman Berry II Owners LLC and JDI-Cumberland Inlet LLC as described further below.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine months ended September 30, 2021 and 2020 (Unaudited)

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

As of September 30, 2021, the Company had 8,822,489 shares of common stock issued and outstanding.

2.	Liquidity

As of September 30, 2021, the Company had cash and cash equivalents of $3,290,702 and a backlog of approximately $20 million. See Note 12 for a discussion of construction backlog. Based on the Company's conversations with key customers, the Company anticipates its backlog to convert to revenue over the following period:

2021
Within 1 year	$7,218,443
1 to 2 years	12,856,250
Total Backlog	$20,074,693

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

The Company completed a public offering in April and May 2020, which resulted in net proceeds of approximately $1,522,339, and $15,596,141, respectively. See Note 13 for a discussion on these public offerings.  The Company completed a public and concurrent private offering in October 2021, which resulted in net proceeds of approximately $10,520,000.  See Note 17 for a discussion on the public and concurrent private offering.  The Company believes that it has adequate cash balances to meet obligations coming due in the next twelve months and further intends to meet its capital needs from revenue generated from operations and by containing costs, entering into strategic alliances, as well as exploring other options, including the possibility of raising additional debt or equity capital as necessary. There is, however, no assurance the Company will be successful in meeting its capital requirements prior to becoming cash flow positive.  The Company does not have any additional sources secured for future funding, and if it is unable to raise the necessary capital at the times it requires such funding, it may need to materially change its business plan, including delaying implementation of aspects of such business plan or curtailing or abandoning such business plan altogether.

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

For the Nine Months Ended September 30, 2021 and 2020 (Unaudited)

3.	Summary of Significant Accounting Policies

Basis of presentation and principals of consolidation – The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to the Current Report on Form 10-Q and Article 8 Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. The condensed financial statements and notes should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2020 included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the Securities and Exchange Commission on April 15, 2021. In the opinion of management, all adjustments, consisting of normal accruals, considered necessary for a fair presentation of the interim financial statements have been included. Results for the nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

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

For the Nine Months Ended September 30, 2021 and 2020 (Unaudited)

3.	Summary of Significant Accounting Policies (continued)

For product or equipment sales, the Company applies recognition of revenue when the customer obtains control over such goods, which is at a point in time.

On October 3, 2019, the Company entered into an Exclusive License Agreement (“ELA” ) pursuant to which it granted an exclusive license for its technology as outlined in the ELA. The ELA is described below. Under the ELA, the Company was to receive royalty payments based upon gross revenues earned by the licensee for commercialized products within the field of design and project management platforms for residential use, including single-family residences and multi-family residences, but excluding military housing. The Company has determined that the ELA granted the licensee a right to access the Company’s intellectual property throughout the license period (or its remaining economic life, if shorter), and thus recognizes revenue over time as the licensee recognized revenue and the Company has the right to payment of royalties. No revenue has been recognized under the ELA for the nine months ended September 30, 2021 and 2020. On June 15, 2021, the Company terminated the ELA that was executed on October 3, 2019 which is discussed below.

CMC Right of First Refusal Agreement – On October 9, 2019, the Company entered into a Right of First Refusal Agreement (the “Agreement”) with CMC Development LLC (“CMC”), which had a term of two (2) years. Under the Agreement, the Company had a right of first refusal with respect to being engaged as a designer and builder of any real estate projects for which CMC has secured the rights to develop and in which CMC has a greater than fifty percent (50%) interest in the owner or developer entity and has the right to select the builder for such real estate project (the “ROFR Rights”). In exchange for such ROFR Rights, the Company agreed to issue to CMC 2,500 shares of restricted stock of the Company’s common stock, of which 1,250 shares vested on March 31, 2021 and the remaining 1,250 shares was to vest and be issued on September 30, 2021, unless the Agreement is earlier terminated. In the event that the Agreement was earlier terminated, CMC was entitled to receive the entire amount of such restricted stock that had vested as of such earlier termination date, but in no event less than 1,250 shares of such restricted stock. The Agreement also provided for customary indemnification and confidentiality obligations between the parties. The 2,500 shares of restricted stock of the Company's common stock has yet to be issued to CMC.

The Agreement also provided that CMC engaged the Company to build and design, in the aggregate, approximately 100 residential and commercial units at 1100 Ridge Avenue, Atlanta, Georgia, which is known as the “Ridge Avenue, Atlanta Project.” The total expected gross revenue to the Company for the project to be derived by CMC is approximately $16,900,000. The project is a residential project but it was not subject to the recently terminated ELA. The planning stage of the project was initially delayed due to COVID-19 but the project is still active. No revenue has been recognized under the Agreement during the nine months ended September 30, 2021 or 2020.

The Company entered into a joint venture agreement with Clarity Lab Solutions, LLC (“Clarity Labs”) (the “JV”) in the fourth quarter of 2020. Revenue from the activities of the JV is related to clinical testing services and is recognized when services have been rendered, which is at a point in time.  Included in the consideration the Company expected to be entitled to receive, the Company estimates its contractual allowances, payer denials and price concessions. During the nine months ended September 30, 2021, the Company recognized approximately $22,950,000 related to activities through the JV, which is included in medical revenue on the accompanying consolidated statements of operations. In addition, the Company formed Chicago Airport Testing, LLC which collected rental revenue from subleasing to a consortium of government entities assisting in COVID-19 testing.

Disaggregation of Revenues

The Company’s revenues are derived from construction and engineering contracts related to Modules, and medical revenue derived from lab testing and test kit sales. The Company's contracts are with customers in various industries. Revenue recognized at a point in time and recognized over time were $23,906,077 and $5,983,027, respectively, for the nine months ended September 30, 2021. All revenue recognized for the nine months ended September 30, 2020 was over time.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2021 and 2020 (Unaudited)

3.	Summary of Significant Accounting Policies (continued)

The following tables provide further disaggregation of the Company’s revenues by categories:

	Three Months Ended September 30,
Revenue by Customer Type	2021		2020
Construction and Engineering Services:
Government	$74,052	1%	$—	—%
Hotel/Hospitality	217,474	2%	298,439	52%
Medical - Construction	(35,021)	—%	—	—%
Multi-Family (includes Single Family)	79,721	1%	5,003	1%
Office	151,453	2%	123,513	21%
Retail	42,345	0%	40,952	7%
School	—	—%	36,500	6%
Special Use	152,842	2%	72,153	13%
Subtotal	682,866	8%	576,560	100%
Medical Revenue:
Medical (lab testing, kit sales and equipment)	8,164,624	92%	—	—%
Total revenue by customer type	$8,847,490	100%	$576,560	100%

	Nine Months Ended September 30,
Revenue by Customer Type	2021		2020
Construction and Engineering Services:
Government	$2,257,193	8%	$—	—%
Hotel/Hospitality	671,255	2%	341,238	24%
Medical - Construction	459,072	2%	58,533	4%
Multi-Family (includes Single Family)	102,069	0%	56,966	4%
Office	586,914	2%	174,421	12%
Other (1)	—	—%	300,000	22%
Retail	87,046	0%	364,454	26%
School	—	—%	36,500	3%
Special Use	1,819,478	6%	72,153	5%
Subtotal	5,983,027	20%	1,404,265	100%
Medical Revenue:
Medical (lab testing, kit sales and equipment)	23,906,077	80%	—	—%
Total revenue by customer type	$29,889,104	100%	$1,404,265	100%

(1) Construction fee of $300,000 with no cost of revenue.
10

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2021 and 2020 (Unaudited)

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

Deferred Contract Costs - Prior to entering into the ELA, the Company was subject to an agreement to construct and develop a certain property (“Original Agreement”), which now was subject to the ELA. Because of this, the Company is no longer obliged to its Original Agreement. Upon entering the ELA, the Company had an outstanding accounts receivable balance of $306,143, which was forfeited and recognized this amount as deferred contract costs. This amount was offset by $102,217, which was reimbursement from the licensee for project costs on this project.  The Company incurred total deferred contract costs of $203,926.  The Company considered this amount an incremental cost of obtaining that ELA, because the Company expected to recover those costs through future royalty payments. The Company initially planned to amortize the asset over sixty months, which is the initial term of the ELA because the asset relates to the services transferred to the customer during the contract term. As of September 30, 2021, accumulated amortization related to deferred contract costs amounted to $81,570. During the nine months ended September 30, 2021 and 2020, amortization expense relating to the deferred contract costs amounted to $30,589 and $30,589, respectively, and is included in general and administrative expenses on the accompanying condensed consolidated statement of operations.  As previously mentioned, the ELA was terminated on June 15, 2021 but the Company expects to recover the deferred contract costs from the Assignment of Limited Rights Under Membership Interest Redemption Agreement, dated June 15, 2021 as described below.

Exclusive License Agreement – On October 3, 2019, as amended on October 17, 2019, the Company entered into the ELA with CPF GP 2019-1 LLC (the “Licensee”), pursuant to which the Company granted the Licensee an exclusive license (the “License”) solely within the United States and its legal territories to the Company’s technology, intellectual property, any improvements thereto, and any related permits, in order to develop and commercialize products within the field of design and project management platforms for residential use, including single-family residences and multi-family residences, but excluding military housing. The Ridge Avenue Project has also been excluded from the License. The ELA had an initial term of five (5) years and was to automatically renew for subsequent five (5) year periods. The ELA provided for customary terminating provisions, including the right by the Company to terminate if the Licensee failed to make minimum royalty payments (as described below).

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2021 and 2020 (Unaudited)

3.	Summary of Significant Accounting Policies (continued)

In consideration for the License, during the initial term, the Licensee agreed to pay the Company a royalty of (x) five percent (5%) on the first $20,000,000 of gross revenues derived from the Licensee’s commercialization of the License (net of customary discounts, sales taxes, delivery charges, and amounts for returns) (the “Gross Revenues”), (y) four and one-half percent (4.5%) on the next $30,000,000 of Gross Revenues, and (z) five percent (5%) on all Gross Revenues thereafter (collectively, the “Royalty”), subject to the following minimum royalty payments determined on a cumulative basis during the initial term: $500,000 in year 1, $750,000 in year 2, $1,500,000 in year 3, $2,000,000 in year 4, and $2,500,000 in year 5. In addition, to the extent the Licensee sublicensed any aspect of the License to a sub-licensee, the Licensee was obligated to pay to the Company fifty percent (50%) of all payments received by the Licensee from such sublicensee.

The ELA provided for customary indemnification obligations between the parties and further provides that the Licensee will indemnify the Company for any claims arising out of the commercialization of the License by the Licensee or any of its subsidiaries, contractors, or sublicensees.

On June 15, 2021, the Company terminated the ELA.  In connection with the termination, the Company entered into a Settlement and Mutual Release Agreement (the “Settlement Agreement”) with CPF, the general partner (the “Licensee”) of CPF MF 2019-1 LLC (“CPF MF”), and Capital Plus Financial, LLC, a limited partner of the Licensee (“Capital Plus”) and an Assignment of Limited Rights Under Membership Interest Redemption Agreement, dated June 15, 2021, with Capital Plus and the Licensee. Pursuant to the Settlement Agreement with CPF and Capital Plus, the ELA was terminated, the Company released CPF and CPF MF for any claims in exchange for releases from CPF and Capital Plus and the Company received an assignment of CPF’s right under certain circumstances to a $1.25 million redemption distribution from CPF MF under its Operating Agreement.

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

For the Nine Months Ended September 30, 2021 and 2020 (Unaudited)

3.	Summary of Significant Accounting Policies (continued)

On August 27, 2020 the Company entered into a joint venture agreement with Clarity Lab Solutions, LLC (“Clarity Labs”) (the “JV”).  In consideration and subject to Clarity Lab’s services and commitments and provided the agreement remains valid and in force, and is not terminated, the Company agreed to issue 200,000 restricted shares of SGB common stock over a defined vesting period starting in December 1, 2020. The restricted shares of SGB common stock were not issued to Clarity Labs as certain capital commitments were not met. Clarity Labs is a licensed clinical laboratory that uses specialized molecular testing equipment and that focuses on the diagnosis and treatment of critical diseases, including COVID-19. Clarity Labs is also engaged in the business of manufacturing, importing and distributions various medical tests. Under the JV, the Company and Clarity Labs will jointly market, sell, and distribute certain products and services (“Clarity Mobile Venture”).  As of September 30, 2021, $232,110 was due to Clarity Labs for expenses paid on behalf of Clarity Mobile Venture, and is included in Due to Affiliates on the accompanying consolidated balance sheets. In addition, during the nine months ended September 30, 2021, the Company recognized revenue of $60,110 and other income of $60,000 to Clarity Labs, of which none is included in accounts receivable as of September 30, 2021. The Company has determined it is the primary beneficiary of Clarity Mobile Venture and has thus consolidated the activities in its condensed consolidated financial statements.

On January 18, 2021 the Company entered into an operating agreement to form CAT. The purpose of CAT is to market, sell, distribute, lease and otherwise commercially exploit certain products and services in the COVID-19 testing industry.  The Company has determined it is the primary beneficiary of CAT and has thus consolidated the activities in its condensed consolidated financial statements.

Investment Entities – On May 31, 2021, the Company's subsidiary SG DevCorp agreed to contribute $600,000 to acquire a 50% membership interest in Norman Berry II Owner LLC.  The Company contributed $350,329 and $114,433 of the initial $600,000 in the second quarter and third quarter of 2021 respectively, with the remaining amount being funded in the fourth quarter of 2021.   The purpose of Norman Berry II Owner LLC is to develop and provide affordable housing in the Atlanta, Georgia metropolitan area.  The Company has determined it is not the primary beneficiary of "Norman Berry" and thus will not consolidate the activities in its condensed consolidated financial statements. The Company will use the equity method to report the activities as an investment in its condensed consolidated financial statements.

On June 24, 2021, the Company's subsidiary, SG DevCorp, entered into an operating agreement with Jacoby Development for a 10% non-dilutable equity interest for JDI-Cumberland Inlet, LLC.  The Company contributed $3,000,000 for its 10% equity interest.  The purpose of JDI-Cumberland Inlet, LLC is to develop a waterfront parcel in a mixed-use destination community.  The Company has determined it is not the primary beneficiary of JDI-Cumberland Inlet, LLC and thus will not consolidate the activities in its condensed consolidated financial statements.  The Company will use the equity method to report the activities as an investment in its condensed consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2021 and 2020 (Unaudited)

3.	Summary of Significant Accounting Policies (continued)

Cash and cash equivalents – The Company considers cash and cash equivalents to include all short-term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less upon acquisition. Cash and cash equivalents totaled $3,290,702 as of September 30, 2021 and $13,010,356 as of December 31, 2020.

Short-term investment – The Company classifies investments consisting of a certificate of deposit with a maturity greater than three months but less than one year as short-term investment.  The Company had no short-term investment as of September 30, 2021 or December 31, 2020, respectively.

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

For the Nine Months Ended September 30, 2021 and 2020 (Unaudited)

3.	Summary of Significant Accounting Policies (continued)

Inventory – Raw construction materials (primarily shipping containers and fabrication materials) are valued at the lower of cost (first-in, first-out method) or net realizable value. Finished goods and work-in-process inventories are valued at the lower of cost or net realizable value, using the specific identification method. Medical equipment and COVID-19 test and testing supplies are valued at the lower of cost, (first-in, first-out method) or net realizable value. As of September 30, 2021 there was no inventory related to construction materials, and $790,081 of medical equipment and COVID-19 test and testing supplies. As of December 31, 2020 there was inventory of $4,429 for construction materials, and $773,715 of medical equipment and COVID-19 test and testing supplies.

Goodwill – The Company performs its impairment test of goodwill at the reporting unit level each fiscal year, or more frequently if events or circumstances change that would more likely than not reduce the fair value of its reporting unit below its carrying values. The Company performs a goodwill impairment test by comparing the fair value of the reporting unit with its carrying value and recognizes an impairment charge for the amount by which the carrying value exceeds the fair value, not to exceed the total amount of goodwill. The amount by which the carrying value of the goodwill exceeds its implied fair value, if any, is recognized as an impairment loss. There were no impairments during the year ended December 31, 2020 or the nine months ended September 30, 2021 and 2020. The Company has taken the recent COVID-19 pandemic into consideration when determining impairment.

Intangible assets – Intangible assets consist of $2,766,000 of proprietary knowledge and technology, which is being amortized over 20 years. In addition, $97,164 of trademarks, and $47,800 of website costs are being amortized over 5 years.  The Company evaluated intangible assets for impairment during the year ended December 31, 2020, and determined that there were no impairment losses. There was no impairment during the nine months ended September 30, 2021 and 2020. The accumulated amortization as of September 30, 2021 and 2020 was $773,908 and $610,157, respectively. The amortization expense for the nine months ended September 30, 2021 and 2020 was $124,053 and $108,842, respectively. The amortization expense for the three months ended September 30, 2021 and 2020 was $41,823 and $36,281, respectively. The estimated amortization expense for the successive five years is as follows:

For the year ending December 31,:
2021	$41,823
2022	162,970
2023	161,176
2024	160,469
2025	157,051
Thereafter	1,453,567
$2,137,056

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

For the Nine Months Ended September 30, 2021 and 2020 (Unaudited)

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

For the Nine Months Ended September 30, 2021 and 2020 (Unaudited)

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

With respect to receivables, concentrations of credit risk are limited to a few customers in the construction industry. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers other than normal lien rights. At September 30, 2021 and December 31, 2020, 62% and 79%, respectively, of the Company’s gross accounts receivable in excess of 10% were due from two and three customers.

Revenue in excess of 10% relating to one and four customers represented approximately 90% and 83% of the Company's total revenue for the three months ended September 30, 2021 and 2020, respectively. Revenue relating to one and three customers represented approximately 77% and 53% of the Company's total revenue for the nine months ended September 30, 2021 and 2020, respectively.

Cost of revenue in excess of 10% relating to three and two vendors represented approximately 68% and 63% of the Company’s total cost of revenue for the three months ended September 30, 2021 and 2020, respectively. Cost of revenue relating to four and four vendors represented approximately 54% and 67% of the Company’s total cost of revenue for the nine months ended September 30, 2021 and 2020, respectively. The Company believes it has access to alternative suppliers, with limited disruption to the business, should circumstances change with its existing suppliers.
4.	Accounts Receivable

At September 30, 2021 and December 31, 2020, the Company’s accounts receivable consisted of the following:

	2021	2020
Billed:
Construction services	$3,066,890	$1,391,555
Engineering services	34,919	86,264
Medical revenue	408,619	1,157,819
Retainage receivable	615,136	615,136
Other receivable	398,168	180,748
Total gross receivables	4,523,732	3,431,522
Less: allowance for credit losses	(957,116)	(795,914)
Total net receivables	$3,566,616	$2,635,608

Receivables are evaluated for collectability and allowances for potential losses are established or maintained on applicable receivables. The allowance for credit losses was $957,116 and $795,914 as of September 30, 2021 and December 31, 2020, respectively.  There was a provision of $161,202 for credit losses, no recoveries collected for credit losses and no write offs during the nine months ended September 30, 2021.There was a provision for credit losses of $10,018, and no write offs for the year ended December 31, 2020.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2021 and 2020 (Unaudited)

5.	Contract Assets and Contract Liabilities

Costs and estimated earnings on uncompleted contracts, which represent contract assets and contract liabilities, consisted of the following at September 30, 2021 and December 31, 2020:

	2021	2020
Costs incurred on uncompleted contracts	$8,670,563	$4,572,581
Provision for loss on uncompleted contracts	1,321,094	—
Estimated earnings (losses) to date on uncompleted contracts	(3,584,557)	872,302
Gross contract assets	6,407,100	5,444,883
Less: billings to date	(7,098,658)	(5,916,487)
Net contract liabilities on uncompleted contracts	$(691,558)	$(471,604)

The above amounts are included in the accompanying condensed consolidated balance sheets under the following captions at September 30, 2021 and December 31, 2020.

	2021	2020
Contract assets	$484,622	$1,303,136
Contract liabilities	(1,176,180)	(1,774,740)
Net contract liabilities	$(691,558)	$(471,604)

Although management believes it has established adequate procedures for estimating costs to complete on open contracts, it is at least reasonably possible that additional significant costs could occur on contracts prior to completion. The Company periodically evaluates and revises its estimates and makes adjustments when they are considered necessary.  The Company has experienced accrued losses on legacy contract commitments from the acquisition of SG ECHO due to escalations in material pricing related to COVID-19 and labor overages.
6.	Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation and amortization and depreciated using the straight-line method over their useful lives. At September 30, 2021 and December 31, 2020, the Company’s property, plant and equipment, net consisted of the following:

	2021	2020
Computer equipment and software	$146,925	$73,991
Furniture and other equipment	274,629	11,593
Leasehold improvements	13,871	6,071
Equipment and machinery	1,223,465	1,127,647
Automobiles	4,638	4,638
Building held for leases	196,416	501,336
Laboratory and temporary units	1,362,760	1,016,238
Land	3,576,130	—
Construction in progress	444,051	—
Property, plant and equipment	7,242,885	2,741,514
Less: accumulated depreciation	(307,620)	(58,500)
Property, plant and equipment, net	$6,935,265	$2,683,014

Depreciation expense for the three months ended September 30, 2021 and 2020 amounted to $96,462 and $1,011 respectively. Depreciation expense for the nine months ended September 30, 2021 and 2020 amounted to $294,860 and $2,858 respectively.
18

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2021 and 2020 (Unaudited)

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

On July 14, 2021, SG DevCorp, a subsidiary of the Company, issued a Real Estate Lien Note, in the principal amount of $2,000,000 (the “Short-Term Note”), secured by a Deed of Trust, dated July 14, 2021 (the “Deed of Trust”), on the Company's 50+ acre Lake Travis project site in Lago Vista, Texas and a related Assignment of Leases and Rents, dated July 8, 2021 (“Assignment of Rents”), for net loan proceeds of approximately  $1,948,234 after fees. The Short-Term Note has a term of one (1) year, provides for payments of interest only at a rate of twelve percent (12%) per annum and may be prepaid without penalty commencing nine (9) months after its issuance date. If the Short-Term Note is prepaid prior to nine (9) months after its issuance date, a 0.5% prepayment penalty is due.  During the three and nine months ended September 30, 2021, the Company has capitalized $52,347 in interest charges related to the Lago Vista project in accordance with ASC 835-20.

On February 4, 2020, the Company entered into a Securities Purchase Agreement with an accredited investor, pursuant to which the Company issued to the investor a secured note in the aggregate principal amount of $200,000 (“Long-Term Note”) that bears interest at a rate of nine percent (9%) per annum, due on July 31, 2023, that is secured under a Pledge Agreement, dated February 4, 2020, entered into with the investor by a security interest in the royalty payable to the Company under the ELA. The Company had the right to prepay the Long-Term Note, in whole or in part, at any time and from time to time, without premium or penalty. During 2020, the Long-Term Note to investor of $200,000 and unpaid accrued interest of $6,263 was converted into 73,665 shares of the Company's common stock.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2021 and 2020 (Unaudited)
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
$964,620

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2021 and 2020 (Unaudited)

9.	Business Combination (continued)

As part of the Echo Acquisition, the Company recorded a contingent consideration liability for additional payments due to the sellers of Echo. These payments are due in accordance with the APA and are based upon the net income obtained from the Echo business during certain earnout periods.  The earnout periods concluded as of September 30, 2021. The initial contingent consideration liability of $0 was based on the fair value of the contingent consideration liability at the acquisition date, and is payable in cash and shares of restricted common stock of the Company. Any contingent liability would be paid out in the period after the earn out period, once additional advances are paid in full. As of September 30, 2021, the liability is $0, and no payment has been paid out.

10.	Leases

The Company leases an office, a manufacturing plant and certain equipment under non-cancelable operating lease agreements. The leases have remaining lease terms of two and a half years to five years. The plant lease includes an option to extend the lease for up to five years. In addition, CAT leased a vacant retail space that had been converted for the use of COVID-19 testing, vaccine distribution and a medical lab with a lease term for eighteen months which CAT has ended the lease of the vacant retail space as of September 30, 2021.

 Supplemental balance sheet information related to leases is as follows:

Balance Sheet Location		September 30, 2021
Operating Leases
Right-of-use assets, net		$1,255,803

Current liabilities	Lease liability, current maturities	(315,389)
Non-current liabilities	Lease liability, net of current maturities	(940,926)
Total operating lease liabilities		$(1,256,315)

Finance Leases
Right-of-use assets		$37,000

Current liabilities	Lease liability, current maturities	(19,347)
Non-current liabilities	Lease liability, net of current maturities	(16,571)
Total finance lease liabilities		$(35,918)

Weighted Average Remaining Lease Term
Operating leases		3.93 years
Finance leases		1.86 years
Weighted Average Discount Rate
Operating leases		3%
Finance leases		3%
21

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2021 and 2020 (Unaudited)

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

Anticipated future lease costs, which are based in part on certain assumptions to approximate minimum annual rental commitments under non-cancelable leases, are as follows:

Year Ending December 31,	Operating	Financing	Total
2021	$87,085	$5,040	$92,125
2022	348,984	20,160	369,144
2023	330,300	11,760	342,060
2024	324,000	—	324,000
2025	243,000	—	243,000
Total lease payments	1,333,369	36,960	1,370,329
Less: Imputed interest	77,054	1,042	78,096
Present value of lease liabilities	$1,256,315	$35,918	$1,292,233

Chicago Airport Testing has subleased its leased vacant area for a period of one year, the sublessee has the option to terminate at any time after the first six months. The sublessee elected to terminate the Agreement, effective as of July 31, 2021 and the Company has no remaining lease revenue from the sublessee.

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

At September 30, 2021, there were options, including options granted to non-employees and non-directors, restricted stock units and warrants to purchase 36,436, 884,344 and 126,890 shares of common stock, respectively, outstanding that could potentially dilute future net income per share. Because the Company had a net loss as of September 30, 2021, it is prohibited from including potential common shares in the computation of diluted per share amounts. Accordingly, the Company has used the same number of shares outstanding to calculate both the basic and diluted loss per share. At September 30, 2020, there were options, including options to non-employees and non-directors, restricted stock units and warrants to purchase 52,337, 465,518 and 353,190 shares of common stock, respectively, outstanding that could potentially dilute future net income per share.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2021 and 2020 (Unaudited)

12.	Construction Backlog

The following represents the backlog of signed construction and engineering contracts in existence at September 30, 2021 and December 31, 2020, which represents the amount of revenue the Company expects to realize from work to be performed on uncompleted contracts in progress and from contractual agreements in effect at September 30, 2021 and December 31, 2020, respectively, on which work has not yet begun:

	2021	2020
Balance - beginning of period	$25,117,461	$17,634,261
New contracts and change orders during the period	2,335,996	13,816,785
Adjustments and cancellations, net	(1,395,737)	(27,370)
Subtotal	26,057,720	31,423,676
Less: contract revenue earned during the period	(5,983,027)	(6,306,215)
Balance - end of period	$20,074,693	$25,117,461

Backlog at September 30, 2021 included two contracts entered into during the third quarter of 2020 in the amount of approximately $4 million and approximately $2.95 million along with three contracts during the fourth quarter of 2020 in the amount of approximately $2.7 million, $0.80 million, and $0.70 million. The Company executed one large contract in the first quarter of 2021 in the amount of approximately $1.3 million, one large contract in the third quarter of 2021 of approximately of $857,000 and had one large partial contract cancellation to an existing contract of approximately ($1.3) million. The Company expects that all of this revenue will be realized by September 30, 2023. As previously discussed in Note 3, the ELA was terminated and in connection with the termination a Settlement and Mutual Release Agreement was executed. The Company is receiving an assignment of CPF's right to a $1.25 million redemption distribution for one such project. The Company does not expect to receive any royalties from the terminated ELA and Backlog does not include the redemption distribution fee.

The Company’s remaining backlog as of September 30, 2021 represents the remaining transaction price of firm contracts for which work has not been performed and excludes unexercised contract options.

The Company expects to satisfy its backlog which represents the remaining unsatisfied performance obligation on contracts as of September 30, 2021 over the following period:

2021
Within 1 year	$7,218,443
1 to 2 years	12,856,250
Total Backlog	$20,074,693

Although backlog reflects business that is considered to be firm, cancellations, deferrals or scope adjustments may occur. Backlog is adjusted to reflect any known project cancellations, revisions to project scope and cost and project deferrals, as appropriate.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2021 and 2020 (Unaudited)

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

For the Nine Months Ended September 30, 2021 and 2020 (Unaudited)

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

In conjunction with the Underwriting Agreement entered into May 2020, the Company issued to the underwriter, as compensation, warrants to purchase an aggregate of 300,000 shares of common stock at an initial exercise price of $3.14 per share. The warrants are exercisable at the option of the holder on or after November 6, 2020 and expire May 5, 2025.  During the nine months ended September 30, 2021, 226,300 warrants were exercised and converted into common stock of the Company.  The Company has received proceeds of approximately $707,000 from the exercise of the warrants.

In connection with a convertible debenture issued on November 12, 2019, the Company entered into a Placement Agency Agreement (the “Placement Agency Agreement”) with ThinkEquity, a division of Fordham Financial Management, Inc. (the “Placement Agent”), pursuant to which the Company paid the Placement Agent a cash fee equal to 9% of the gross proceeds received by the Company from the investor in this transaction, as well as a one-time expense fee of $15,000 for aggregate out-of-pocket expenses incurred collectively in this transaction and issued to Placement Agent and its designees warrants to purchase 5,404 shares of common stock, at an exercise price of 110% of the closing price of the Company’s common stock on the closing date (the “Placement Agent Warrants”). The Placement Agent Warrants were exercisable, in whole or in part, commencing on the issuance date and have an exercise period of five years. In the event that there is not an effective registration statement permitting for the resale of the shares underlying the Placement Agent Warrants, the Placement Agent Warrant’s shall be exercisable on a cashless basis.

On December 10, 2019, the Company and ThinkEquity entered into a waiver agreement (“Waiver of Warrant”) pursuant to which ThinkEquity surrendered its rights to a warrant previously issued to ThinkEquity on November 12, 2019 to purchase 5,404 shares of the Company’s common stock as compensation for acting as placement agent for the private placement of the Debenture.
25

 SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2021 and 2020 (Unaudited)

15.	Share-based Compensation

On October 26, 2016, the Company’s Board of Directors approved the issuance of up to 25,000 shares of the Company’s common stock in the form of restricted stock or options (“2016 Stock Plan”). Effective January 20, 2017, the 2016 Stock Plan was amended and restated as the SG Blocks, Inc. Stock Incentive Plan, as further amended effective June 1, 2018 and as further amended on July 30, 2020 and as further amended on August 18, 2021, (the “Incentive Plan”). The Incentive Plan authorizes the issuance of up to 3,625,000 shares of common stock.  It authorizes the issuance of equity-based awards in the form of stock options, stock appreciation rights, restricted shares, restricted share units, other share-based awards and cash-based awards to non-employee directors and to officers, employees and consultants of the Company and its subsidiary, except that incentive stock options may only be granted to the Company’s employees and its subsidiary’s employees. The Incentive Plan expires on October 26, 2026, and is administered by the Company’s Compensation Committee of the Board of Directors. Each of the Company’s employees, directors, and consultants are eligible to participate in the Incentive Plan. As of September 30, 2021, there were 2,679,547 shares of common stock available for issuance under the Incentive Plan.

Stock-Based Compensation Expense

Stock-based compensation expense is included in the condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Payroll and related expenses	$246,236	$303,169	$778,657	$414,563
General and administrative expenses	—	—	—	57,120
Total	$246,236	$303,169	$778,657	$471,683

The following table presents total stock-based compensation expense by security type included in the condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Stock options	$—	$2,667	$2,666	$8,000
Restricted Stock Units	246,236	300,502	775,991	463,683
Total	$246,236	$303,169	$778,657	$471,683

Stock-Based Option Awards

The Company has issued no stock-based options during the months ended September 30, 2021 and 2020.

Because the Company does not have significant historical data on employee exercise behavior, the Company uses the “Simplified Method” to calculate the expected life of the stock-based option awards granted to employees. The simplified method is calculated by averaging the vesting period and contractual term of the options.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2021 and 2020 (Unaudited)

15.	Share-based Compensation (continued)

The following table summarizes stock-based option activities and changes during the nine months ended September 30, 2021 as described below:

	Shares	Weighted Average Fair Value Per Share	Weighted Average Exercise Price Per Share	Weighted Average Remaining Terms (in years)	Aggregate Intrinsic Value
Outstanding – December 31, 2020	36,437	$35.54	$78.71	6.34	$—
Granted	—	—	—	—	—
Exercised	—	—	—	—	—
Cancelled	—	—	—	—	—
Outstanding – September 30, 2021	36,437	24.80	78.71	5.59	$—
Exercisable – December 31, 2020	36,332	24.80	78.67	6.34	—
Exercisable – September 30, 2021	36,437	$24.80	$78.71	5.59	$—

For the three months ended September 30, 2021 and 2020, the Company recognized stock-based compensation expense of $0 and $2,667, respectively. For the nine months ended September 30, 2021 and 2020, the Company recognized stock-based compensation expense of $2,666 and $8,000, respectively, related to stock options. This expense is included in payroll and related expenses, in the accompanying condensed consolidated statements of operations.

As of September 30, 2021, there was no unrecognized compensation costs related to non-vested stock options and all options have been expensed. The intrinsic value is calculated as the difference between the fair value of the stock price at year end and the exercise price of each of the outstanding stock options. The fair value of the stock price at September 30, 2021 was $3.27 per share.

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

For the Nine Months Ended September 30, 2021 and 2020 (Unaudited)

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

For the three months ended September 30, 2021 and 2020, the Company recognized stock-based compensation of $246,236 and $300,502 related to restricted stock units. For the nine months ended September 30, 2021 and 2020, the Company recognized stock-based compensation of $775,991 and $463,683 related to restricted stock units. This expense is included in the payroll and related expenses, general and administrative expenses, and marketing and business development expense in the accompanying condensed consolidated statement of operations.

The following table summarized restricted stock unit activities during the nine months ended September 30, 2021:

Number of Shares
Non-vested balance at January 1, 2021	527,504
Granted	—
Vested	(172,998)
Forfeited/Expired	—
Non-vested balance at September 30, 2021	354,506

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2021 and 2020 (Unaudited)

16.	Commitments and Contingencies

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

Pizzarotti Litigation - On or about August 10, 2018 Pizzarotti, LLC filed a complaint against the Company and Mahesh Shetty, the Company’s former President and CFO, and others, seeking unspecified damages for an alleged breach of contract by the Company and another entity named Phipps & Co. (“Phipps”). The lawsuit was filed as Pizzarotti, LLC. v. Phipps & Co., et al., Index No. 653996/2018 and commenced in the Supreme Court of the State of New York for the County of New York. On or about April 1, 2019, Phipps filed cross-claims against the Company and Mr. Shetty asserting claims for indemnification, contribution, fraud, negligence, negligent misrepresentation, and breach of contract. SG Blocks has likewise cross claimed against Phipps for indemnification and contribution, claiming that any damages to the Plaintiff were the result of the acts or omissions of Phipps and its principals. Pizzarotti’s suit arose from a contract dated April 3, 2018 that it executed with Phipps whereby Pizzarotti, a construction manager, engaged Phipps to perform stone procuring and tile work at a construction project located at 161 Maiden Lane, New York 10038. Pizzarotti’s claims against the Company arise from a purported assignment agreement dated August 10, 2018, whereby Pizzarotti claims that the Company agreed to assume certain obligations of Phipps under a certain trade contract between Pizzarotti and Phipps & Co. Phipps’ claims against the Company arise from a purported Assignment Agreement, dated as of May 30, 2018, between Pizzarotti, Phipps and the Company (the “Assignment Agreement”), pursuant to which, it is alleged, that the Company agreed to provide a letter of credit in connection with the sub-contracted work to be provided by Phipps to Pizzarotti. The Company believes that the Assignment Agreement was void for lack of consideration and moved to dismiss the case on those and other grounds. On June 17, 2020, the New York Supreme Court entered an order dismissing certain claims against the Company brought by cross claimant Phipps & Co. Specifically, the court dismissed Phipps’ claims for indemnification, contribution, fraud, negligence and negligent misrepresentation. The court did not dismiss Phipps’ claim for breach of the Assignment Agreement. The issue of the validity of the Assignment Agreement, and the Company’s defenses to the claims brought by the plaintiff Pizzarotti, and cross claimant Phipps, are being litigated. The Company maintains that the Assignment Agreement, to the extent valid and enforceable, was properly terminated and/or there are no damages, and, consequently, that the claims brought against the Company are without merit. The Company intends to continue to vigorously defend the litigation. The parties have engaged in written discovery but no depositions have been conducted as of yet. By motion dated February 24, 2021, Pizzarotti moved to stay the entire action pending the outcome of a separate litigation captioned Pizzarotti, LLC v. FPG Maiden Lane, LLC et. al., Index No. 651697/2019, involving some of the same parties (but excluding the Company). Phipps cross moved to consolidate the two actions. The Company opposed both motions. On April 26, 2021, the court denied both motions and directed the parties to meet and confer concerning the scheduling of depositions. On May 10, 2021, the parties jointly filed with the court a proposed order providing the completion of depositions of all parties and nonparties by September 30, 2021. The court has not entered the proposed discovery order and no action has been taken by the plaintiff Pizzarotti nor the defendant-cross claimant Phipps since the proposed order was submitted. There are no scheduled hearings or conferences before the court at this time.

Litigation is subject to many uncertainties, and the outcome of this action is not predicted with assurance. The Company is currently unable to predict the possible loss or range of loss, if any, associated with the resolution of this litigation, and, accordingly, the Company has made no provision related to this matter in the condensed consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2021 and 2020 (Unaudited)

16.	Commitments and Contingencies (continued)

ICON Construction Inc. v. SG Blocks, Inc. et. al. - On or about June 8, 2021 ICON Construction Inc. (“ICON”) filed a complaint against the Company and Echo DCL LLC (“Echo DCL”), seeking unspecified damages, arising out of a certain asset purchase agreement entered into between ICON and Echo DCL on or about February 20, 2020 (the “ICON-Echo Asset Agreement”) whereby, inter alia, Echo DCL acquired all of the assets of ICON. On or about September 17, 2020, Echo DCL and SG Echo LLC  entered into a certain asset purchase agreement (the “Echo Asset Agreement”) whereby, inter alia, SG Echo acquired all of the assets of Echo DCL. In the Echo Asset Agreement Echo DCL represented and warranted to SG Echo that it had good and marketable title to the assets, had full right and power to transfer same, and that the same were free and clear of any encumbrances except for a certain permitted lien held by BTH Bank.

ICON alleges that ECHO DCL breached the terms of the ICON-Echo Asset Agreement and that the Company agreed to assume Echo DCL’s liabilities obligations under the ICON-Echo Asset Agreement. Icon also claims a security interest in the assets conveyed to SG Echo by Echo DCL. The Company has filed an answer to the ICON complaint denying the allegations and raised eleven affirmative defenses and that it is entitled to indemnification and/or contribution from Echo DCL and its principal Michael Ames.

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

(ii) On or about September 12, 2018, the Company entered into a Firm Price Quote and Purchase (the “GVL Contract”) with Teton to govern the manufacture and provision of 23 shipping containers and modular units (the “Teton GVL Modules”) for the Four Oaks Gather GVL project in South Carolina (the “GVL Project.”). The Company maintains that Teton breached the GVL Contract by (i) failing to timely deliver the Teton GVL Modules, (ii) delivering Teton GVL Modules that were defective in their design and manufacture, (iii) otherwise failed to meet South Carolina Building Code regulations and (iv) breached applicable warranties. As a result of the breach and defects in performance, design and manufacture by Teton, Company asserts that it has sustained approximately $761,401.66 in actual and consequential damages, excluding attorney’s fees. On October 16, 2019, Teton filed for Chapter 11 in the United States Bankruptcy Court for Southern District of Texas, Houston Division styled In re: Teton Buildings, LLC and bearing the case number 19-35811. On February 11, 2020, the Company filed a proof of claim against Teton in the amount of $2,861,401.66 arising from the HOLA Project and the GVL Contract. On or about March 16, 2020, the Bankruptcy Court converted Teton’s Chapter 11 reorganization case to a Chapter 7 liquidation case. On July 18, 2019, Ronald Sommers, the Chapter 7 Trustee, filed a Report of No Distribution stating that there is no property available for distribution to creditors. On August 20, 2019, the Bankruptcy Court closed the Teton bankruptcy case. As such, there is no prospect of any recovery against Teton.

On January 22, 2021, the Company filed a third-party complaint against Teton in the United States District Court for the Central District of California, Case No. 2:20−cv−03432 in the HOLA Action (described below), seeking to determine Teton’s liability in its capacity as a bankruptcy debtor in order to collect any damages payable from Teton’s liability insurance carrier or carriers. On July 23, 2021, the Company filed a First Amended Third-Party Complaint against Teton and other named third party defendants (see #2 below). Teton has been served with the First Amended Third-Party Complaint and has been granted an extension of time to answer through November 2021.

The Company is currently unable to predict the possible loss or range of loss, if any, associated with the resolution of this litigation, and, accordingly, the Company has made no provision related to this matter in the condensed consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2021 and 2020 (Unaudited)

16.	Commitments and Contingencies (continued)

2. SG Blocks, Inc. v HOLA Community Partners, et. al.

On April 13, 2020, the Company, as plaintiff filed a Complaint against HOLA Community Partners (“HCP”), Heart of Los Angeles Youth, Inc. (“HOLA”) (HCP and HOLA are collectively referred to as the “HOLA Defendants”), and the City of Los Angeles (“City”) in the United States District Court for the Central District of California, Case No. 2:20-cv-03432-ODW (“HOLA Action”). The Company asserted seven claims against HOLA Defendants arising out of and related to the HOLA Project, to wit, for: (1) breach of contract; (2) conversion; (3) default and judicial foreclosure under the Agreement as a security agreement; (4) misappropriation of trade secrets under California Civil Code section 3426; (5) misappropriation of trade secrets under 18 U.S.C. § 1836; and (6) intentional interference with contractual relations. 29 SG BLOCKS, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements For the Three Months Ended March 31, 2021 and 2020 (Unaudited) 16. Commitments and Contingencies (continued) On April 20, 2020, HOLA filed a separate action against the Company in the Los Angeles Superior Court arising out of the HOLA Project, asserting claims of (1) negligence; (2) strict products liability; (3) strict products liability, (4) breach of contract; (5) breach of express warranty; (6) violation of Business and Professions Code § 7031(b); and (7) violation of California’s unfair competition law, Business and Professions Code section 17200 (“UCL”) (“HOLA State Court Action”). The HOLA State Court Action was removed to the Central District of California and consolidated with the HOLA Action.

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

On July 23, 2021, the Company filed a First Amended Third-Party Complaint adding the following additional third party defendants seeking, inter alia, contractual indemnity, equitable indemnity; and contribution: American Home Building and Masonry Corp. (“American Home”), Anderson Air Conditioning, L.P. (“Anderson”). Broadway Glass and Mirror, Inc. (“Broadway”), Marne Construction, Inc. (“Marne”), The McIntyre Company (“McIntrye”), Dowell & Bradley Construction, Inc. dba J R Construction (“JR Construction”) Junior Steel Co. (“Junior Steel”) Saddleback Roofing, Inc. (“Saddleback”) Schindler Elevator Corporation (“Schindler”) U.S. Smoke & Fire Corp. (“U.S. Smoke”) and FirstForm, Inc. (“FirstForm”) (collectively the “Additional Third Party Defendants”). The case is currently in the discovery stage the parties are in the process of stipulating to new dates for the completion of discovery and fixing of a trial date for the latter part of 2022 or 2023.

On September 2, 2021, Schindler Elevator Corp. filed its answer to the First Amended Third-Party Complaint. On September 3, 2021, Junior Steel Co. filed its answer to the First Amended Third-Party Complaint. On September 7, 2021, Anderson Air Conditioning, L.P. filed its answer to the First Amended Third-Party Complaint. On October 6, 2021, the McIntyre Group filed its answer to the First Amended Third-Party Complaint.

With the recent entry into and appearance into the case by the various third-party defendants, with certain defendants having yet to appear and answer, the parties are in the process of collectively stipulating to a new discovery schedule that will extend the discovery period through September or October 2022, with a trial to be held in November or December 2022.

Litigation is subject to many uncertainties, and the outcome of this action is not predicted with assurance. The Company is currently unable to predict the outcome or possible recovery or loss or range of loss, if any, associated with the resolution of this litigation, and, accordingly, the Company has made no provision related to this matter in the condensed consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2021 and 2020 (Unaudited)

16.	Commitments and Contingencies (continued)

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

On May 14, 2021, EDI accepted the Company’s Statutory Offer of Compromise, pursuant to California Code of Civil Procedures §998, to settle EDI’s cross-claims. On July 26, 2021, the Company and EDI entered into a certain General Release agreement whereby in exchange for payment by the Company in the amount of $67,125.83 EDI released SG Blocks from all liabilities and damages related to EDI’s cross-claims. The Company continues to prosecute its claim against EDI for tortious interference with the Company’s economic relationship with HOLA Community Partners and Heart of Los Angeles Youth, Inc. The parties are in engaged in the discovery and a trial date has been set for May 2022.

Litigation is subject to many uncertainties, and the outcome of this action is not predicted with assurance. The Company is currently unable to predict the outcome or possible recovery or loss or range of loss, if any, associated with the resolution of this litigation, and, accordingly, the Company has made no provision related to this matter in the condensed consolidated financial statements.

Other Litigation

1. Shetty v. SG Blocks, Inc. et. al. - Case No. 20-CV-00550, United States District Court, Eastern District of New York

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

On or about September 14, 2021, the Company and Former Employee entered into a settlement and release agreement resolving their respective claims.  On September 14, 2021, the parties filed a joint motion seeking court approval of the settlement. The motion to approve the settlement remains pending before the court.

Litigation is subject to many uncertainties, and the outcome of this action is not predicted with assurance. Although the Company expects that the Action will be dismissed upon the execution of a settlement and release agreement, failing same the Company is unable to predict the outcome or possible recovery or loss or range of loss, if any, associated with the resolution of this litigation, and, accordingly, the Company has made a provision related to this matter in the condensed consolidated financial statements for approximately $278,800.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2021 and 2020 (Unaudited)

16.	Commitments and Contingencies (continued)

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

On June 18, 2021, Osang served a motion to dismiss the Osang Action pursuant to Rule 12(b)(6) of the Federal Rules of Civil Procedure. On July 30, 2021, the Company served its opposition to the motion to dismiss. The motion has been fully briefed and submitted to the court and the parties are awaiting a ruling thereon.

Litigation is subject to many uncertainties, and the outcome of this action is not predicted with assurance. The Company is currently unable to predict the outcome or possible recovery, if any, associated with the resolution of this litigation, and, accordingly, the Company has made no provision related to this matter in the condensed consolidated financial statements.

17.	Subsequent Events

On October 1, 2021, the Compensation Committee (the “Committee”) of the Board of Directors of the Company granted the following awards of restricted stock units (RSUs) under the Company’s Stock Incentive Plan (the “Plan”): (i) Paul Galvin, the Company’s Chairman and CEO, 350,000 RSUs under the Plan vesting quarterly over two years, (ii) William Rogers, the Company’s Chief Operating Officer, 37,500 RSUs under the Plan vesting upon issuance and 200,000 RSU’s under the Plan vesting monthly over two years, (iii) Gerald Sheeran, the Company’s Acting Chief Financial Officer, 100,000 RSUs under the Plan vesting quarterly over two years, and (iv) Stevan Armstrong, the Company’s Chief Technology Officer, 40,000 RSUs under the Plan vesting quarterly over two years. In addition, the Committee granted to each of Yaniv Blumenfeld, Margaret Coleman, Christopher Melton, Joseph Safina and David Villarreal, the Company’s non-executive directors, 11,834 RSUs under the Plan vesting monthly over one year and, if earlier, in full on the date of the Company’s 2022 Annual Meeting of Stockholders.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2021 and 2020 (Unaudited)

17.	Subsequent Events (continued)

On October 27, 2021,pursuant to the terms of   a Securities Purchase Agreement (the “Purchase Agreement”) that the Company entered into on October 25, 2021 with an institutional investor (the “Purchaser”),the Company received approximately $11.55 million in gross proceeds and the Company sold to the Purchaser (A) in a registered direct offering (i) 975,000 shares (the “Public Shares”) of its Common Stock, par value $0.01 per share (the “Common Stock”), and (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 2,189,384 shares (the “Pre-Funded Warrant Shares”) of Common Stock and (B) in a concurrent private placement, Series A warrants to purchase up to 1,898,630 shares (the “Common Stock Warrant Shares”) of Common Stock (the “Common Stock Warrants,” and together with the Public Shares and the Pre-Funded Warrants, the “Securities”) (the “Offering The Pre-Funded Warrants were immediately exercisable at a nominal exercise price of $0.001 and all Pre-Funded Warrants sold have been exercised. The Common Stock Warrants have an exercise price of $4.80 per share, are exercisable upon issuance and will expire five years from the date of issuance. A.G.P./Alliance Global Partners (the “Placement Agent”) acted as the exclusive placement agent for the transaction pursuant to that certain Placement Agency Agreement, dated as of October 25, 2021, by and between the Company and the Placement Agent (the “Placement Agency Agreement”), the Placement Agent received (i) a cash fee equal to seven percent (7.0%) of the gross proceeds from the placement of the Securities sold by the Placement Agent in the Offering and (ii) a non-accountable expense allowance of one half of one percent (0.5%) of the gross proceeds from the placement of the Securities sold by the Placement Agent in the Offering. The Company also reimbursed the Placement Agent’s expenses up to $50,000 upon closing the Offering.  The net proceeds to the Company after deducting the Placement Agent’s fees and the Company’s estimated offering expenses was approximately $10.5 million. Pursuant to the terms of the Purchase Agreement and subject to certain exceptions as set forth in the Purchase Agreement, for a period of 90 days after the Closing Date, the Company agreed not to, without the prior written consent of the Purchaser, (i) offer, pledge, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase, lend, or otherwise transfer or dispose of, directly or indirectly, any shares of capital stock of the Company or any securities convertible into or exercisable or exchangeable for shares of capital stock of the Company; (ii) file or cause to be filed any registration statement with the Securities and Exchange Commission relating to the offering of any shares of capital stock of the Company or any securities convertible into or exercisable or exchangeable for shares of capital stock of the Company; (iii) complete any offering of debt securities of the Company, other than entering into a line of credit with a traditional bank or (iv) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of capital stock of the Company, whether any such transaction described in clause (i), (ii), (iii) or (iv) above is to be settled by delivery of shares of capital stock of the Company or such other securities, in cash or otherwise.  In addition, pursuant to the terms of the Purchase Agreement, the Company agreed that for one year from the Closing Date that it will not enter into any Variable Rate Transaction, as defined in the Purchase Agreement. Pursuant to the Purchase Agreement, the Company is required within 30 days of the closing of the Offering to file a registration statement providing for the resale of the shares of Common Stock issued and issuable upon the exercise of the Common Stock Warrants, which registration statement was filed on November 12, 2021. The Company is required to use commercially reasonable efforts to cause such registration to become effective within 45 days of the closing of the Offering (or 60 days in the event of a full review by the Commission) and to keep such registration statement effective at all times until no investor owns any Common Stock Warrants or Common Stock Warrant Shares.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2021 and 2020 (Unaudited)

17.	Subsequent Events (continued)

On October 28, 2021, SG Echo LLC (“SG Echo”), a subsidiary of SG Blocks, Inc., a Delaware corporation (the “Company”), entered into a Lease Agreement (the “Lease”) with May Properties, LLC, to lease an approximately 56,775 square foot facility located at 101 Waldron Road in Durant Oklahoma (the “Premises”). The date on which SG Echo will become responsible for paying rent under the Lease (the “Lease Commencement Date”) will be the earlier of (i) the date SG Echo begins to operate its business on the Premises or (ii) ninety (90) days after October 28, 2021. The initial term of the Lease will commence on the Lease Commencement Date and expire one hundred and twenty (120) months after the Lease Commencement Date, with two five-year options to renew. SG Echo’s monthly base rent for the Premises will start at $15,991.63 commencing on the Lease Commencement Date and will increase at the rate of two percent (2%) on an annual basis up to a maximum monthly base rent of $19,111.47. The Company intends to use the leased Premises to add two new production lines for SG Echo to manufacture projects for the Company’s subsidiary, SG DevCorp, and others. Upon SG Echo completing certain improvements to the Premises, it will receive a credit against future rent, not to exceed $750,000, for the cost and expense of the improvements to be applied pro rata over the remaining term of the Lease. The Lease also grants SG Echo an option to purchase the Premises for (i) $1,000,000 after the fifteenth (15th) through the end of the twenty-fourth (24th) full calendar month of the Lease or (ii) $1,050,000 during the twenty-fifth (25th) through the end of the thirty-sixth (36th) full calendar month of the Lease. Pursuant to a Guaranty Agreement, dated October 28, 2021 (the “Guaranty”), SG Echo’s obligations under the Lease have been guaranteed by the Company. In connection with the Lease, SG Echo entered into a Loan Agreement (“Loan Agreement”) with the Durant Industrial Authority (the “Authority”) pursuant to which it received $750,000 to be used for improvements on the Premises and issued to the Authority a non-interest bearing Forgivable Promissory Note in the principal amount of $750,000 (the “Forgivable Note”). The Forgivable Note is due on April 29, 2029 and guaranteed by the Company, provided, if no event of default has occurred under the Forgivable Note or Loan Agreement, one-third (1/3) of the balance of the Forgivable Note will be forgiven on April 29, 2027, one-half (1/2) of the balance of the Forgivable Note will be forgiven on April 29, 2028, and the remainder of the balance of the Forgivable Note will be forgiven on April 29, 2029. The Loan Agreement includes a covenant by SG Echo to employ a minimum of 75 full-time employees in Durant Oklahoma and pay them no less than 1.5 times the federal minimum wage, and provides SG Echo 24 months to comply with the provision.

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

Special note regarding forward-looking statements

               This Quarterly Report on Form-10Q contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Statements contained in this Quarterly Report on Form 10-Q may use forward-looking terminology, such as "anticipates," "believes," "could," "would," "estimates," "may," "might," "plan," "expect," "intend," "should," "will," or other variations on these terms or their negatives. All statements other than statements of historical facts are statements that could potentially be forward-looking. We caution that forward-looking statements involve risks and uncertainties and actual results could differ materially from those expressed or implied in these forward-looking statements or could affect the extent to which a particular objective, projection, estimate or prediction is realized. Factors that could cause or contribute to such differences include, but are not limited to: general economic, political and financial conditions, both in the United States and internationally; our ability to obtain additional financing on acceptable terms, if at all, or to obtain additional capital in other ways; our ability to increase sales, generate income, effectively manage our growth and realize our backlog; competition in the markets in which we operate, including the consolidation of our industry, our ability to expand into and compete in new geographic markets and our ability to compete by protecting our proprietary manufacturing process; a disruption or cybersecurity breach in our or third-party suppliers' information technology systems; our ability to adapt our products and services to industry standards and consumer preferences and obtain general market acceptance of our products; supply chain problems, including product shortages and the availability of raw materials, and potential loss of relationships with key vendors, suppliers or subcontractors; the seasonality of the construction industry in general, and the commercial and residential construction markets in particular; a disruption or limited availability with our third party transportation vendors; the loss or potential loss of any significant customers; exposure to product liability, including the possibility that our liability for estimated warranties may be inadequate, and various other claims and litigation; our ability to attract and retain key employees; our ability to attract private investment for sales of product; the credit risk from our customers and our customers' ability to obtaining third-party financing if and as needed; an impairment of goodwill; the impact of federal, state and local regulations, including changes to international trade and tariff policies, and the impact of any failure of any person acting on our behalf to comply with applicable regulations and guidelines; costs incurred relating to current and future legal proceedings or investigations; the cost of compliance with environmental, health and safety laws and other local building regulations; our ability to utilize our net operating loss carryforwards and the impact of changes in the United States' tax rules and regulations; dangers inherent in our operations, such as natural or man-made disruptions to our facilities and project sites, the impact of COVID-19, and related government “shelter-in-place” mandates and other restrictions on business and commercial activity and the adequacy of our insurance coverage; our ability to comply with the requirements of being a public company; fluctuations in the price of our common stock, including decreases in price due to sales of significant amounts of stock; potential dilution of the ownership of our current stockholders due to, among other things, public offerings or private placements by us or issuances upon the exercise of outstanding options or warrants and the vesting of restricted stock units; the ability of our principal stockholders, management and directors to potentially exert control due to their ownership interest; any ability to pay dividends in the future; potential negative reports by securities or industry analysts regarding our business or the construction industry in general; Delaware law provisions discouraging, delaying or preventing a merger or acquisition at a premium price; our ability to remain listed on the Nasdaq Capital Market; our classification as a smaller reporting company resulting in, among other things, a potential reduction in active trading of our common stock or increased volatility in our stock price; and any factors discussed in "Part II - Item 1A. Risk Factors" to this Quarterly Report on Form 10-Q as well as the Risk Factors set forth in Part I, Item 1A of our 2020 Form 10-K as amended by the Amendment No. 1 thereto, and other filings with the Securities Exchange Commission.  Readers are cautioned not to place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date of this report. The Company will not undertake to update any forward-looking statement herein or that may be made from time to time on behalf of the Company.

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

Recent Business Developments

On July 14, 2021, SG DevCorp entered into a Real Estate Lien Note, dated July 14, 2021, in the principal amount of $2,000,000 (the “Short-Term Note”), secured by a Deed of Trust, dated July 14, 2021, on its 50+ acre Lake Travis project site in Lago Vista, Texas and a related Assignment of Leases and Rents, dated July 8, 2021, for net loan proceeds of $1,958,233 after fees. The Short-Term Note has a term of one (1) year, provides for payments of interest only at a rate of twelve percent (12%) per annum and may be prepaid without penalty commencing nine (9) months after its issuance date. If the Short-Term Note is prepaid prior to nine (9) months after its issuance date, a 0.5% prepayment penalty is due. SG DevCorp intends to use the proceeds of the Short-Term Note for its development projects.

On October 27, 2021, pursuant to the terms of a Securities Purchase Agreement (the “Purchase Agreement”) that we entered into on October 25, 2021 with an institutional investor (the “Purchaser”),we received approximately $11.55 million in gross proceeds and we sold to the Purchaser (A) in a registered direct offering (i) 975,000 shares (the “Public Shares”) of its Common Stock, par value $0.01 per share (the “Common Stock”), and (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 2,189,384 shares (the “Pre-Funded Warrant Shares”) of Common Stock and (B) in a concurrent private placement, Series A warrants to purchase up to 1,898,630 shares (the “Common Stock Warrant Shares”) of Common Stock (the “Common Stock Warrants,” and together with the Public Shares and the Pre-Funded Warrants, the “Securities”) (the “Offering The Pre-Funded Warrants were immediately exercisable at a nominal exercise price of $0.001 and all Pre-Funded Warrants sold have been exercised. The Common Stock Warrants have an exercise price of $4.80 per share, are exercisable upon issuance and will expire five years from the date of issuance.

On October 28, 2021, SG Echo LLC (“SG Echo”), a subsidiary of ours entered into a ten year Lease Agreement (the “Lease”) with May Properties, LLC, to lease an approximately 56,775 square foot facility located at 101 Waldron Road in Durant Oklahoma (the “Premises”)initially at a monthly base rent for the Premises will start at $15,991.63 which will increase at the rate of two percent (2%) on an annual basis up to a maximum monthly base rent of $19,111.47 . The date on which SG Echo will become responsible for paying rent under the Lease (the “Lease Commencement Date”) will be the earlier of (i) the date SG Echo begins to operate its business on the Premises or (ii) ninety (90) days after October 28, 2021. The Lease also grants SG Echo an option to purchase the Premises. Pursuant to a Guaranty Agreement, dated October 28, 2021 (the “Guaranty”), SG Echo’s obligations under the Lease have been guaranteed by us. In connection with the Lease, SG Echo entered into a Loan Agreement (“Loan Agreement”) with the Durant Industrial Authority (the “Authority”) pursuant to which it received $750,000 to be used for improvements on the Premises and issued to the Authority a non-interest bearing Forgivable Promissory Note in the principal amount of $750,000 (the “ Forgivable Note”). The Forgivable Note is due on April 29, 2029 and guaranteed by us, provided, if no event of default has occurred under the Forgivable Note or Loan Agreement, one-third (1/3) of the balance of the Forgivable Note will be forgiven on April 29, 2027, one-half (1/2) of the balance of the Forgivable Note will be forgiven on April 29, 2028, and the remainder of the balance of the Forgivable Note will be forgiven on April 29, 2029. The Loan Agreement includes a covenant by SG Echo to employ a minimum of 75 full-time employees in Durant Oklahoma and pay them no less than 1.5 times the federal minimum wage, and provides SG Echo 24 months to comply with the provision.

Results of Operations

Our operations for the nine months ended September 30, 2021 and 2020 may not be indicative of our future operations. Our operations for the three and nine months ended September 30,2021 includes the operations of SG Echo which was acquired in September 2020, Clarity Mobile Venture and Chicago Airport Testing and accordingly the operations for the three and nine months ended September 30, 2020 do not include any revenue or costs associated with Clarity Mobile Venture and Chicago Airport Testing and include a limited amount of revenue and costs from SG Echo.

Impact of Coronavirus (COVID-19)

             With the global spread of the ongoing novel coronavirus ("COVID-19") pandemic during 2020, we have implemented business continuity plans designed to address and mitigate the impact of the COVID-19 pandemic on its employees and business. The worldwide spread of the COVID-19 virus has resulted in, and may continue to result in, a global slowdown of certain economic activity which is likely to decrease demand for a broad variety of goods and services, including from our customers, while also resulting in delays in projects due to labor shortages and supplier disruptions for an unknown period of time until the disease is contained.  To date, we have experienced some delays and increased costs for materials, especially lumber, in projects due to COVID-19 which we expect to continue to have an impact on our revenue and our results of operations, the size and duration of which we are currently unable to predict. Any quarantines, the timing and length of containment and eradication solutions, travel restrictions, absenteeism by infected workers, labor shortages or other disruptions to the suppliers and contract manufacturers or customers has had and would likely adversely impact our sales, and operating results and result in further project delays. In addition, the pandemic could result in an economic downturn that could affect the ability of our customers and licensees to obtain financing and therefore impact demand for our products. Order lead times could be extended or delayed and increases we have experienced in pricing could continue to increase. Some products or services may become unavailable if the regional or global spread were significant enough to prevent alternative sourcing. Accordingly, we are considering alternative product sourcing in the event that product supply becomes problematic. We expect this global pandemic to have an impact on the Company's revenue and results of operations, the size and duration of which we are currently unable to predict. In addition, to the extent the ongoing COVID-19 pandemic adversely affects our business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties which we face.

Nine Months Ended September 30, 2021 and 2020:

	For the Nine Months Ended September 30, 2021	For the Nine Months Ended September 30, 2020
Total Revenue	$29,889,104	$1,404,265
Total Cost of revenue	(25,736,809)	(789,445)
Total Payroll and related expenses	(2,865,606)	(1,344,009)
Total Other Operating expenses	(5,098,821)	(2,386,374)
Total Operating loss	(3,812,132)	(3,115,563)
Total Other income	67,550	51,890
Net loss before income tax	(3,744,582)	(3,063,673)
Less: Net income attributable non-controlling interest	3,661,459	—
Net loss attributable to common stockholders of SG Blocks, Inc.	$(7,406,041)	$(3,063,673)

Revenue

During the nine months ended September 30, 2021, we derived revenue from the following three categories of sources: construction services, engineering services and medical revenue.  We commenced receipt of revenue from this source in the fourth quarter of 2020 when Clarity Mobile Venture LLC commenced operations and we continued to derive revenue from this source during the quarter ended September 30, 2021 with strong revenue related to COVID-19 samples collected from our Clarity Mobile joint venture in the first nine months of 2021. Total revenue for the nine months ended September 30, 2021 was $29,889,104 compared to $1,404,265 for the nine months ended September 30, 2020. This increase of $28,484,839 or approximately 2028% was mainly driven by an increase in medical revenue of approximately $23,906,000 (lab testing, test kit sales and equipment but excluding revenue generated from construction of medical related projects) from mainly the collection of COVID-19 test samples with additional medical revenue from the opening and subletting of a testing facility in the Chicago area, an increase in revenue of approximately $1,747,000 in special use projects which includes one legacy contract commitment related to the SG Echo acquisition, an increase in revenue of approximately $2,257,000 in government projects, an increase in revenue of approximately of $400,000 in medical related construction projects and a moderate increase in construction revenue related to office and hotel/hospitality projects for approximately $412,000 and $330,000, respectively, offset by a decrease in revenue related to our retail and other projects for approximately $277,000 and $300,000, respectively, for the nine months ended September 30, 2021, as compared to September 30, 2020.

Cost of Revenue and Gross Profit

Cost of revenue was $25,736,809 for the nine months ended September 30, 2021, compared to $789,445 for the nine months ended September 30, 2020. The increase of $24,947,364 or a increase of approximately 3160%, is primarily related to higher testing volumes which required an increase in procurement of COVID-19 tests and testing supplies and higher procurement and manufacturing costs of modifying containers and wood modular units. Due to capabilities of Echo, we have now increased our sales of wood modular units to our customer base.  As previously stated our costs of revenue for the nine months ended September 30, 2021 include costs and expenses associated with the operations of SG Echo, Clarity Mobile Venture and Chicago Airport Testing and our costs of revenue for the nine months ended September 30, 2020 do not include such costs or expenses for Clarity Mobile Venture or Chicago Airport Testing.

Gross profit was $4,152,295 and $614,820 for the nine months ended September 30, 2021 and 2020, respectively.

Gross profit margin as a percentage of revenue decreased to approximately 13.9% for the nine months ended September 30, 2021 compared to approximately 44% for the nine months ended September 30, 2020.  The decrease in gross profit margin percentage was primarily due to a non-recurring single legacy contract recognized in 2020 in the amount of $300,000 with no estimated costs and due to legacy contract commitments from the acquisition of SG Echo that were recognized in the nine months ended September 30, 2021 that incurred losses of approximately $4,600,000 due to escalations in material pricing related to COVID-19 and labor overages.

Payroll and Related Expenses

Payroll and related expenses for the nine months ended September 30, 2021 were $2,865,606 compared to $1,344,009 for the nine months ended September 30, 2020. This increase was primarily caused by an increase in salaries and additional head count hired to help manage the growth of SG Echo and other recently launched subsidiaries such as Chicago Airport Testing, Clarity Mobile Venture, and SG DevCorp of approximately $878,000, an increase of approximately $364,000 in stock-based compensation expense, and an increase of approximately $278,000 for a non-recurring employee pay-out expense recognized for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. We recognized $778,657 in stock-based compensation expense related to payroll and related expenses for the nine months ended September 30, 2021, compared to $414,563 for September 30, 2020.

Other Operating Expenses (General and administrative expenses, Marketing and business development expense, and Pre-project expenses)

Other operating expenses (general and administrative expenses, marketing and business development expenses, pre-project expenses) for the nine months ended September 30, 2021 were $5,098,821 compared to $2,386,374 for the nine months ended September 30, 2020. The increase resulted primarily from an increase in rent expense of approximately $91,000 related to COVID-19 cold storage charges and rental expense for the Chicago Airport Testing facility, an increase in expenses associated with being a public company of approximately $157,000, an increase in information technology expense of approximately $196,000, an increase in insurance expense of approximately $193,000 for additional insurance coverage for COVID-19 medical operations and premium increases on existing policies, an increase in contract labor expense of approximately $296,000 with the majority related to the start-up and ongoing operations of the COVID-19 medical and SGB DevCorp projects.  We also had an increase of approximately $566,000 in laboratory medical expenses mainly from the start-up and continued operations in Wayne County, Michigan and LAX COVID-19 testing locations and an increase of $40,000 for real estate commissions related for Chicago Airport Testing, an increase in accounting fees of approximately $77,000, an increase of approximately $175,000 due to building maintenance and equipment rental expense for both LAX COVID-19 and Chicago Airport Testing facilities, an increase of approximately $523,500 for manager’s oversight fees related to Clarity Mobile Venture, an increase in depreciation expense of approximately $195,000, an increase in travel expense by approximately $68,000, an increase in bad debt expense of approximately $161,000 due from one legacy customer from the acquisition of SG Echo with a slight decrease in legal fees of approximately $211,000. We recognized no stock-based compensation expense related to legal expense and marketing expense for the nine months ended September 30, 2021 and $57,120 for the nine months ended September 30, 2020.

Other Income (Expense)

Interest income for the nine months ended September 30, 2021 was $41,240 mainly derived from bank interest and interest associated with an outstanding note receivable. There was $38,497 of interest income for the nine months ended September 30, 2020. Other income for the nine months ended September 30, 2021 and 2020 was $61,477 and $23,282, respectively. Interest expense for the nine months ended September 30, 2021 and 2020 was $985 and $8,877, respectively.  The interest expense for 2020 was mainly related to the Securities Purchase Agreement entered into on February 4, 2020 with an accredited investor.  Loss on asset disposal for the nine months ended September 30, 2021 and 2020 was $34,182 and $1,012, respectively.

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

Three Months Ended September 30, 2021 and 2020:

	For the Three Months Ended September 30, 2021	For the Three Months Ended September 30, 2020
Total Revenue	$8,847,490	$576,560
Total Cost of revenue	(8,742,420)	(381,954)
Total Payroll and related expenses	(1,236,420)	(679,863)
Total Other Operating expenses	(1,595,258)	(1,040,073)
Total Operating loss	(2,726,608)	(1,525,330)
Total Other income (expense)	(24,049)	47,057
Net loss before income tax	(2,750,657)	(1,478,273)
Less: Net income attributable non-controlling interest	1,080,248	—
Net loss attributable to common stockholders of SG Blocks, Inc.Net loss	$(3,830,905)	$(1,478,273)

Revenue

During the three months ended September 30, 2021, we derived revenue from the following three categories of sources: construction services, engineering services and medical revenue.  We commenced receipt of revenue from this source in the fourth quarter of 2020 when Clarity Mobile Venture LLC commenced operations and we continued to derive revenue from this source during the quarter ended September 30, 2021 with strong revenue related to COVID-19 samples collected from our Clarity Mobile joint venture in the three months ended September 30, 2021. Total revenue for the three months ended September 30, 2021 was $8,847,490 compared to $576,560 for the three months ended September 30, 2020. This increase of $8,270,930 or approximately 1435% was mainly driven by an increase in medical revenue of approximately $8,164,000 (lab testing, test kit sales and equipment but excluding revenue generated from construction of medical related projects) from mainly the collection of COVID-19 test samples with additional medical revenue from the opening and subletting of a testing facility in the Chicago area, an increase in revenue of approximately $80,000 in special use projects which includes one legacy contract commitment related to the SG Echo acquisition, an increase in revenue of approximately $74,000 in government projects, an increase in revenue of approximately $74,500 in multi-family projects offset by a moderate decrease in revenue of approximately $35,000 in medical related construction projects and approximately $81,000 for hotel/hospitality projects, respectively for the three months ended September 30, 2021, as compared to September 30, 2020.

Cost of Revenue and Gross Profit

Cost of revenue was $8,742,420 for the three months ended September 30, 2021, compared to $381,954 for the three months ended September 30, 2020. The increase of $8,360,466 or an increase of approximately 2189%, is primarily related to higher testing volumes which required an increase in procurement of COVID-19 tests and testing supplies and higher procurement and manufacturing costs of modifying containers and wood modular units.

Gross profit was $105,070 and $194,606 for the three months ended September 30, 2021 and 2020, respectively.

Gross profit as a percentage of revenue decreased to approximately 1% for the three months ended September 30, 2021 compared to approximately 34% for the three months ended September 30, 2020.  The decrease in gross profit margin percentage was primarily due to a non-recurring single legacy contract recognized in 2020 in the amount of $300,000 with no estimated costs and due to legacy contract commitments from the acquisition of SG Echo that were recognized in 2021 that incurred losses of approximately $2,250,000 due to escalations in material pricing related to COVID-19 and labor overages

Payroll and Related Expenses

Payroll and related expenses for the three months ended September 30, 2021 were $1,236,420 compared to $679,863 for the three months ended September 30, 2020. This increase was primarily caused by an increase in salaries and additional head count to help manage the growth of SG Echo and other recently launched subsidiaries such as Chicago Airport Testing, Clarity Mobile Ventures, and SG DevCorp of approximately $334,000, an increase of approximately $278,000 for a non-recurring employee pay-out expense and an decrease of approximately $57,000 in stock-based compensation expense, recognized for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. We recognized $246,236 in stock-based compensation expense related to payroll and related expenses for the three months ended September 30, 2021, compared to $303,169 for September 30, 2020.

Results of Operations (continued)

Other Operating Expenses (General and administrative expenses, Marketing and business development expense, and Pre-project expenses)

Other operating expenses (general and administrative expenses, marketing and business development expenses, pre-project expenses) for the three months ended September 30, 2021 were $1,595,258 compared to $1,040,073 for the three months ended September 30, 2020. The increase resulted primarily from an increase in expenses associated with being a public company of approximately $47,500, an increase in information technology expense of approximately $62,000, an increase in insurance expense of approximately $94,000 for additional insurance coverage for COVID-19 medical operations and premium increases on existing policies, and an increase in accounting fees of $47,000.  The Company had an increase of approximately $107,500 in laboratory medical expenses mainly from the start-up and continued operations in Wayne County, Michigan and LAX COVID-19 testing locations, an increase of approximately $171,000 for manager’s oversight fees related to Clarity Mobile Venture, an increase in depreciation expense of approximately $65,500, an increase of approximately $54,000 due to building maintenance and equipment rental expense for both LAX COVID-19 and Chicago Airport Testing facilities, an increase in travel expense by approximately $17,500.  The Company also had a decrease in contract labor and consulting expense of approximately $62,000 and a slight decrease in legal fees of approximately $107,000.

Other Income (Expense)

Interest income for the three months ended September 30, 2021 and 2020 was $9,973 and $27,401 mainly derived from bank interest and interest associated with an outstanding note receivable. Interest expense for the three months ended September 30, 2021 and 2020 was $293 and $2,614 and mainly related to the Securities Purchase Agreement entered into on February 4, 2020 with an accredited investor. Other income for the three months ended September 30, 2021 and 2020 was $453 and $23,282. Loss on asset disposal for the three months ended September 30, 2021 and 2020 was $34,182 and $1,012, respectively.

Liquidity and Capital Resources

As of September 30, 2021 and December 31, 2020, we had an aggregate of $3,290,702 and $13,010,356, respectively, of cash and cash equivalents. To date, we have financed our operations from revenue generated from operations and sales of our equity and to a lesser extent debt financings.

On February 4, 2020, we entered into a Securities Purchase Agreement with an accredited investor, pursuant to which we issued to the investor a secured note in the aggregate principal amount of $200,000 (the “Long-Term Note”), which bore interest at a rate of nine percent (9%) per annum and was due on July 31, 2023, and was secured by a security interest in the royalty payable to us under that certain Exclusive License Agreement, dated October 3, 2019, with CPF GP 2019-1 LLC. During the third quarter of 2020, the Long-Term Note to investor of $200,000 and unpaid accrued interest of $6,263 was converted into 73,665 shares of common stock.

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

In October 2021, we completed a registered direct offering and concurrent private offering pursuant to which we sold an aggregate of 975,000 shares of common stock and and pre-funded warrants to purchase up to 2,189,384 shares of Common Stock and warrants to purchase 1,898,630 shares of Common Stock which resulted in net proceeds of approximately $10,520,000 after deducting underwriting commission and other expenses related to the offering.

At September 30, 2021 and December 31, 2020 we had a cash balance of $3,290,702 (which does not include the proceeds from the offering we consummated in October 2021) and $13,010,356, respectively. As of September 30, 2021, our stockholders’ equity was $13,119,952, compared to $18,437,823 as of December 31, 2020. Our net loss for the nine months ended September 30, 2021 was $3,744,582 and net cash used in operating activities was $1,032,417. We anticipate our cash balance is sufficient to last at least twelve months from November 15, 2021. We anticipate cost of revenue will increase once the Lease at 101 Waldon Road commences and SG Echo fulfills its obligations under the loan agreement to employ a minimum of 75 full time employees in Durant, Oklahoma and pay them no less than 1.5 times the federal minimum wages within a 24 month period.

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

Cash Flow Summary

	Nine Months Ended September 30,

	2021	2020
Net cash provided by (used in):
Operating activities	$(1,032,417)	$(4,453,862)
Investing activities	(8,283,525)	(1,442,602)
Financing activities	(403,712)	17,318,358
Net increase (decrease) in cash and cash equivalents	$(9,719,654)	$11,421,894

Operating activities used net cash of $1,032,417 during the nine months ended September 30, 2021, and $4,453,862 during the nine months ended September 30, 2020. Generally, our net operating cash flows fluctuate primarily based on changes in our profitability and working capital. Cash used in operating activities decreased by approximately $3,421,000 primarily due to an decrease in working capital of approximately $3,287,000 due in part to increases in accrued losses from the legacy SG Echo contracts we assumed and increases in accounts payable with the additions of operations of new entities, SG DevCorp, Chicago Airport Testing, and SG Echo, from the corresponding period of the prior year.  In addition, we had an increase of approximately $307,000 in stock-based compensation, an increase of approximately $292,000 in depreciation expense, an increase of approximately $161,000 in bad debt expense and an increase in the overall net loss of approximately $681,000, in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.

Investing activities used net cash of $8,283,525 during the nine months ended September 30, 2021, and $1,442,602 during the nine months ended September 30, 2020. Cash used in investing activities increased from the corresponding period of the prior year primarily due to the purchase of property, plant and equipment of approximately $4,756,000 which includes the land purchase for the Lago Vista - Austin project, purchase of intangible assets of $42,500, payments on assumed liabilities related to the Echo DCL, LLC acquisition of approximately $195,000, an investments in two SG DevCorp entities totaling approximately $3,464,000 and we received proceeds from the sale of equipment for $225,000.

Financing activities used net cash of $403,712 during the nine months ended September 30, 2021, and provided net cash of $17,318,358 during the nine months ended September 30, 2020.  Cash provided by financing activities decreased by approximately $17,318,000 due to a decrease in proceeds from public stock offerings and proceeds from long-term note payable in the nine months ended September 30, 2021. Cash used by financing activities for the nine months ended September 30, 2021 increased by approximately $3,059,000 as compared to the nine months ended September 30, 2020 due to distributions paid to our non-controlling interest partner, offset by an increase of approximately $707,000 in proceeds from conversion of outstanding warrants to common stock and proceeds from short-term note payable of $1,948,000.

We provide services to our construction and engineering customers in three separate phases: the design phase, the architectural and engineering phase and the construction phase. Each phase is independent of the other, but builds through a progression of concept through delivery of a completed structure. These phases may be embodied in a single contract or in separate contracts, which is typical of a design build process model. As of September 30, 2021, we had 15 projects totaling $20,074,693 under contract, which, if they all proceed to construction, will result in our constructing approximately 232,898 square feet of container and modular space. Of these contracts, all fifteen projects combine all three phases or parts thereof and including construction. We expect that all of this revenue will be realized by September 30, 2023.

Backlog may fluctuate significantly due to the timing of orders or awards for large projects and is not necessarily indicative of future backlog levels or the rate at which backlog will be recognized as revenue. The decrease in backlog of approximately $5,042,000 from December 31, 2020 is primarily attributable to one new contract we entered into during the first quarter of 2021 for approximately $1,325,000, one new contract in the third quarter of 2021 for approximately $857,000 and had one large partial contract cancellation of approximately ($1,300,000) and offset by work in progress or completed contracts during the first nine months of 2021 for approximately $5,983,000.

There can be no assurance that our customers will decide to and/or be able to proceed with these construction projects, or that we will ultimately recognize revenue from these projects in a timely manner or at all.

Off-Balance Sheet Arrangements

As of September 30, 2021 and December 31, 2020, we had no material off-balance sheet arrangements to which we are a party.

In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector. These agreements are typically with consultants and certain vendors. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of September 30, 2021.

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

     On October 3, 2019, we entered into an Exclusive License Agreement (“ELA” ) pursuant to which we granted an exclusive license for our technology as outlined in the ELA. The ELA is described below. Under the ELA, we were to receive royalty payments based upon gross revenues earned by the licensee for commercialized products within the field of design and project management platforms for residential use, including single-family residences and multi-family residences, but excluding military housing. We have determined that the ELA granted the licensee a right to access our intellectual property throughout the license period (or its remaining economic life, if shorter), and thus recognizes revenue over time as the licensee recognizes revenue and we have the right to payment of royalties. No revenue has been recognized under the ELA for the nine months ended September 30, 2021.  On June 15, 2021 we terminated the Exclusive License Agreement with CPF that we had entered into on October 3, 2019.

    We entered into a joint venture agreement with Clarity Lab Solutions, LLC (“Clarity Labs”) (the “JV”) in the fourth quarter of 2020. Revenue from the activities of the JV is related to clinical testing services and is recognized when services have been rendered, which is at a point in time.  In addition, we formed Chicago Airport Testing, LLC which collects rental revenue. During the nine months ended September 30, 2021, we recognized $23,757,962 in revenue related to activities through the two JV's, which are included in medical revenue on the accompanying consolidated statements of operations.

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

Goodwill – Goodwill represents the excess of reorganization value over the fair value of identified net assets upon emergence from bankruptcy. In accordance with the accounting guidance on goodwill, we perform our impairment test of goodwill at the reporting unit level each fiscal year, or more frequently if events or circumstances change that would more likely than not reduce the fair value of its reporting unit below its carrying value. Our evaluation of goodwill completed during the year ended December 31, 2020, resulted in no impairment loss. There was no impairment during the nine months ended September 30, 2021.

Intangible assets – Intangible assets consist of $2,766,000 of proprietary knowledge and technology which is being amortized over 20 years, $97,164 of trademarks which is being amortized over 5 years, $47,800 of website fees which is being amortized over 5 years. Our evaluation of intangible assets for impairment during the year ended December 31, 2020, determined that there were no impairment losses. There was no impairment during the nine months ended September 30, 2021.

New Accounting Pronouncements

See Note 3 to the accompanying consolidated financial statements for all recently adopted and new accounting pronouncements.

Non-GAAP Financial Information

In addition to our results under GAAP, we also present EBITDA and Adjusted EBITDA for historical periods. EBITDA and Adjusted EBITDA are non-GAAP financial measures and have been presented as supplemental measures of financial performance that are not required by, or presented in accordance with, GAAP. We calculate EBITDA as net income (loss) before interest expense, income tax benefit (expense), depreciation and amortization. We calculate Adjusted EBITDA as EBITDA before certain non-recurring adjustments such as loss on conversion of convertible debentures, change in fair value of financial instruments, litigation expenses and stock compensation expense.

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

Non-GAAP Financial Information (continued)

The following is a reconciliation of EBITDA and Adjusted EBITDA to the nearest GAAP measure, net loss:

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Net loss attributable to common stockholders of SG Blocks, Inc.	$(3,830,905)	$(1,478,273)	$(7,406,041))	$(3,063,673))
Addback interest expense	293	2,614	985	8,877
Subtract interest income	(9,973)	(27,401)	(41,240)	(38,497)
Addback depreciation and amortization	148,482	47,488	449,502	142,290
EBITDA (non-GAAP)	(3,692,103)	(1,455,572)	(6,996,794))	(2,951,003))
Addback loss on asset disposal	34,182	1,012	34,182	1,012
Addback litigation expense	413,796	127,205	555,068	395,045
Addback stock compensation expense	246,236	303,169	778,657	471,683
Adjusted EBITDA (non-GAAP)	$(2,997,889)	$(1,024,186)	$(5,628,887))	$(2,083,263))

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

As previously reported, management had identified deficiencies in our internal control over financial reporting, which was related to the timely closing of the accounting records, caused by insufficient accounting resources and a lack of formal review procedures and technical accounting guidance to complex and/or new transactions. Our management had concluded that we do not maintain effective controls related to both deficiencies surrounding the timely closing of the accounting records and technical accounting guidance. Management had determined that the aggregate impact of this deficiency resulted in a material weakness. The material weakness did not result in any identified misstatements in the current period consolidated financial statements, nor in any restatements of consolidated financial statements previously reported by us, and there were no changes in previously released financial results.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

Remediation Steps to Address the Material Weakness

Since identifying the material weakness related to the timely closing of accounting records and technical accounting guidance to complex and/or new transactions, we have taken steps to strengthen the control function related to the financial closing process. These steps include retaining two additional senior accounting resources to help enhance the timeliness of the accounting close process and to have additional oversight for new and complex accounting transactions. We also engaged an outside consulting firm in the third quarter of 2021 to assist the Company with enhancing its accounting practices. We will continue to enhance controls to ensure the financial closing process is effectively implemented. Although we plan to complete this remediation process as quickly as possible, we cannot at this time estimate when the remediation will be completed.

Changes in Internal Control over Financial Reporting

Other than as described above, for the fiscal quarter ended September 30, 2021, there have been no changes in our internal control over financial reporting identified in connection with the evaluations required by Rule 13a-15(d) or Rule 15d-15(d) under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

At September 30, 2021 and December 31, 2020, we had cash and cash equivalents, collectively, of $3,290,702 and $13,010,356, respectively. However, during the nine months ended September 30, 2021 and year ended December 31, 2020, we reported a net loss of $3,744,582 and $4,508,162, respectively, and used $1,032,417 and $2,887,950 of cash for operations, respectively. If we are not successful with our efforts to increase revenue, we could experience a shortfall in cash over the next twelve months. If there is a shortfall, we may be forced to reduce operating expenses, among other steps, all of which would have a material adverse effect on our operations going forward.  Subsequent to the end of the third quarter 2021, we had a private placement offering that provided net proceeds of approximately $10,520,000 in additional cash, see Note 17 for additional information on this private placement.

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

Our failure to have the registration statement that we filed to register the resale of the shares of Common Stock within certain time limits could result in a breach of the Purchase Agreement.

The Purchase Agreement provides that we are required within 30 days of the closing of the Offering to file a registration statement providing for the resale of the shares of Common Stock issued and issuable upon the exercise of the Common Stock Warrants, which registration statement was filed on November 12, 2021. We are required to use commercially reasonable efforts to cause such registration to become effective within 45 days of the closing of the Offering (or 60 days in the event of a full review by the Commission) and to keep such registration statement effective at all times until no investor owns any Common Stock Warrants or Common Stock Warrant Shares.  Our failure to comply with such requirements would result in a breach of the Purchase Agreement and subject us to liquidated damages of equal to the product of 2.0% multiplied by the aggregate subscription amount paid by each purchaser under the Purchase Agreement.

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

An unsuccessful determination in the litigation related to Echo DCL, could result in  incurrence of  significant liabilities or loss of assets.

ICON Construction Inc. (“ICON”) is alleging that Echo DCL breached the terms of the asset purchase agreement Echo DCL entered into with ICON pursuant to which Echo DCL had acquired the assets of ICON. ICON claims that we have agreed to assume certain liabilities of Echo DCL under the asset purchase agreement and accept a security interest in the assets conveyed to us by Echo DCL. If we should be unsuccessful in the litigation we could incur significant liabilities and/or loss of the assets we acquired from Echo DCL. Litigation is subject to many uncertainties, and the outcome of this action is not predicted with assurance. We are unable to predict the possible loss or range of loss, if any, associated with the resolution of this litigation, and, accordingly, we have made no provision related to this matter in the condensed consolidated financial statements.

The loss of one or a few customers could have a material adverse effect on us.

A few customers have in the past, and may in the future, account for a significant portion of our revenues in any one year or over a period of several consecutive years. For example, for the nine months ended September 30, 2021 approximately 90% of our revenue was generated from one customer and for the year ended December 31, 2020, approximately 61% of our revenue was generated from three customers. Although we have contractual relationships with many of our significant customers, our customers may unilaterally reduce or discontinue their contracts with us at any time. The loss of business from a significant customer could have a material adverse effect on our business, financial condition, results of operations and cash flows.

The inability to secure materials and products from our suppliers in a timely manner or at competitive prices could adversely affect our business.

We have relationships with key materials vendors, and we rely on suppliers for our purchases of products from them. The worldwide spread of the COVID-19 has, among other things resulted in delays in deliveries of, and increased costs for, materials, especially lumber, in projects which we expect to continue to have an impact on our revenue and our results of operations. Any inability to obtain materials or services in the volumes required and at competitive prices from our major trading partners, the loss of any major trading partner or the discontinuation of vendor financing (if any) may seriously harm our business because we may not be able to meet the demands of our customers on a timely basis in sufficient quantities or at all. In addition, we have experienced cost overruns on fixed-price legacy Echo projects as a result of delays in deliveries of, and increased costs for, materials for projects, especially lumber. Other factors, including reduced access to credit by our vendors resulting from economic conditions, may impair our vendors’ ability to provide products in a timely manner or at competitive prices.  We also rely on other vendors for critical services such as transportation, supply chain and professional services.  Any negative impacts to our business or liquidity could adversely impact our ability to establish or maintain these relationships. For the nine months ended September 30, 2021 68% of our costs of revenue related to three vendors.  For the year ended December 31, 2020, there were no vendors which represented 10% or more of our cost of revenue.

Our clients may adjust, cancel or suspend the contracts in our backlog; as such, our backlog is not necessarily indicative of our future revenues or earnings. In addition, even if fully performed, our backlog is not a good indicator of our future gross margins.

Backlog represents the total dollar amount of revenues we expect to record in the future as a result of performing work under contracts we have been awarded. Backlog may fluctuate significantly due to the timing of orders or awards for large projects and is not necessarily indicative of future backlog levels or the rate at which backlog will be recognized as revenue. We include in backlog only those contracts for which we have reasonable assurance that the customer can obtain the permits for construction and can fund the construction. As of December 31, 2020, our backlog totaled approximately $25.1 million and as of September 30, 2021, our backlog totaled approximately $20.1 million. The decrease in backlog at September 30, 2021 from December 31, 2020 is primarily attributable to work in progress or completed contracts during the first nine months of 2021 for approximately $6 million and executing one contract during the first quarter of 2021 in the amount of approximately $1.3 million, an one contract during the third quarter of 2021 in the amount of approximately $857,000 and one partial contract cancellation to an existing contract of approximately ($1.3) million.  Our backlog is described more in detail in “Note 12—Construction Backlog” of the notes to our consolidated financial statements included elsewhere in this Quarterly Report. We cannot provide assurance that our backlog will be realized as revenues in the amounts reported or, if realized, will result in profits. In accordance with industry practice, substantially all of our contracts are subject to cancellation, termination or suspension at our customer’s discretion. In the event of a project cancellation, we generally would not have a contractual right to the total revenue reflected in our backlog. Projects can remain in backlog for extended periods of time because of the nature of the project and the timing of the particular services required by the project. In addition, the risk of contracts in backlog being cancelled or suspended generally increases during periods of widespread economic slowdowns or in response to changes in commodity prices.

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

At September 30, 2021, there were options, including options granted to non-employees and non-directors, restricted stock units and warrants to purchase 36,436, 884,344 and 126,890 shares of common stock, respectively, outstanding that could potentially dilute future net income per share. Because we had a net loss as of September 30, 2021, it is prohibited from including potential common shares in the computation of diluted per share amounts. Accordingly, we used the same number of shares outstanding to calculate both the basic and diluted loss per share. At September 30, 2020, there were options, including options to non-employees and non-directors, restricted stock units and warrants to purchase 52,337, 465,518 and 353,190 shares of common stock, respectively, outstanding that could potentially dilute future net income per share.

Our residential construction business is difficult to evaluate because we recently changed our business model.

From October 2019 until September 2021, our residential construction business was operated under a licensing model.  We recently terminated the licensing business model for our residential construction business in the United States. There is a risk that we will be unable to successfully generate revenue from this new business model or generate profit as we will not be responsible for supplying the capital, personnel and equipment for our residential construction projects. There can be no assurance that we will generate the income that we anticipate.  We are subject to many risks associated with this business model such as our dependence upon suppliers and contractors to perform services. There is no assurance that our activities will be successful or will result in any revenues or profit. Even if we generate revenue, there can be no assurance that we will be profitable.

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

The failure to comply with the terms of SG DevCorp’s Note could result in a default under the terms of the Short-Term Note and, if uncured, it could potentially result in action against our pledged assets.

SG DevCorp’s Note in the principal amount of $2,000,000 is secured by a deed of trust on our Lake Travis project site in Lago Vista, Texas and a related assignment of leases and rents to the holder of the Note.  The Short-Term Note is due in July 2022 and provides for payments of interest only at a rate of twelve percent (12%) per annum. If SG DevCorp were to fail to comply with the terms of the Short-Term Note, the holder of the Short-Term Note could declare a default and if the default were to remain uncured would have the right to proceed against any or all of the collateral securing the Short-Term Note. SG DevCorp’s failure to make such payments when due could result in our loss of its interest in the Lake Travis project site in Lago Vista, Texas. Any action to proceed against SG DevCorp’s assets would likely have a serious disruptive effect on its business operations, especially if the Lake Travis project site were foreclosed upon.

The Short-Term Note requires that SG DevCorp pay a significant amount of cash to the lender. SG DevCorp’s ability to generate sufficient cash to make all required payments under the Note depends on many factors beyond its control.

SG DevCorp’s ability to make payments on and to refinance the Short-Term Note, to fund planned capital expenditures and to maintain sufficient working capital depends on its and our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations or from other sources in an amount sufficient to enable us to service our debt, SG DevCorp’s debt or to fund our other liquidity needs. To date, we have continued to generate losses from operations and have financed a significant portion our capital needs from sales of our equity.  There can be no assurance that financing options will be available to us when needed to make payments under the Short-Term Note or if available, that they will be on favorable terms. If our cash flow and capital resources are insufficient to allow us to make payments due under the Short-Term Note, we may need to seek additional capital or restructure or refinance all or a portion of the Short-Term Note on or before the maturity thereof, any of which could have a material adverse effect on our business, financial condition or results of operations. We cannot assure you that we will be able to refinance the Short-Term Note on commercially reasonable terms or at all. If we are unable to generate sufficient cash flow to repay or refinance our debt on favorable terms, it could significantly adversely affect our financial condition. Our ability to restructure or refinance the Short-Term Note will depend on the condition of the capital markets and our financial condition. Any refinancing of the Short-Term Note could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. There can be no assurance that we will be able to obtain any financing when needed.

Our real estate investments may not maintain their value or appreciate in value.

There can be no assurance that our investments in various real estate assets, such as SG DevCorp’s $3,500,000 investment in the 50+ acre Lake Travis project site in Lago Vista, Texas, will appreciate in value, maintain their present value, or be sold at a profit. If the real estate assets we have acquired decline in value or if we are unable to make any payments under any related indebtedness, including but not limited to any payments under SG DevCorp’s $2,000,000 secured Short-Term Note, as and when they become due, or otherwise fail to perform our obligations under such indebtedness, our financial condition and results of operations may be adversely affected. The marketability and value of the Lake Travis project site will depend upon many factors beyond our control.

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.     Defaults Upon Senior Securities

None.

ITEM 4.     Mine Safety Disclosures

Not applicable.

ITEM 5.     Other Information

ITEM 6.      Exhibits

EXHIBIT INDEX
Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of SG Blocks, Inc. (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on July 7, 2016 (File No. 000-22563)).
3.2	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on July 7, 2016 (File No. 000-22563)).
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of SG Blocks, Inc. (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on February 28, 2017 (File No. 000-22563)).
3.4	Certificate of Amendment to Certificate of Designation, dated May 11, 2017 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on May 12, 2017 (File No. 001-38037)).
3.5	Certificate of Elimination of Series A Convertible Preferred Stock, dated December 13, 2018 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on December 17, 2018 (File No. 001-38037)).
3.6	Certificate of Amendment to the Amended and Restated Certificate of Incorporation dated June 5, 2019 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on June 5, 2019 (File No. 001-38037)).
3.7	Form of Certificate of Designation of the Series B Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.7 to the Registration Statement on Form S-1/A (File No. 333-235295) as filed by SG Blocks, Inc. with the Securities and Exchange Commission on December 9, 2019).
3.8	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, as amended, of SG Blocks, Inc. (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on February 5, 2020 (File No. 001-38037)).
3.9	Amended and Restated Bylaws of SG Blocks, Inc. dated June 4, 2021 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on June 7, 2021 (File No. 001-38037)).
10.1	Amendment No. 3 to the SG Blocks, Inc. Stock Incentive Plan (incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on July 14, 2021) (File No. 001-38037)).
10.2	Real Estate Lien Note, dated July 14, 2021, in the principal amount of $2,000,000 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on July 19, 2021 (File No. 001-38037)).
10.3	Deed of Trust, dated July 14, 2021 (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on July 19, 2021 (File No. 001-38037)).
10.4	Assignment of Leases and Rents, dated July 8, 2021 (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on July 19, 2021 (File No. 001-38037)).

10.5	Employment Agreement, dated September 27, 2021, between SG Blocks, Inc. and William Rogers (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on October 1, 2021 (File No. 001-38037)).
10.6	Employment Agreement, dated September 30, 2021, between SG Blocks, Inc. and Gerald Sheeran (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on October 1, 2021 (File No. 001-38037)).
55

31.1*	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS+	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as the XBRL tags are embedded within the Inline XBRL document.
101.SCH+	Inline XBRL Taxonomy Extension Schema Document.
101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
+	Filed herewith.

*	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SG BLOCKS, INC.
(Registrant)

Date: November 15, 2021	By:	/s/ Paul M. Galvin
Paul M. Galvin Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

	By:	/s/ Gerald A. Sheeran
Gerald A. Sheeran Acting Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)