Form 10-K
period 2021-12-31
SG BLOCKS, INC.
filed 2022-04-18
CIK 1023994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 001-38037

SG BLOCKS, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-4463937
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5011 Gate Parkway, Building 100, Suite 100 Jacksonville, FL	32256
(Address of principal executive offices)	(Zip Code)

(646) 240-4235

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on which Registered
Common Stock, par value $0.01 per share	SGBX	The Nasdaq Stock Market LLC

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

The aggregate market value of the common stock held by non-affiliates of SG Blocks, Inc. based on the closing price of the shares of common stock on the Nasdaq Capital Market on June 30, 2021 was approximately $48,471,319.

As of April 11, 2022, the issuer had a total of 12,006,873 shares of common stock outstanding and 81 record holders.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement on Schedule 14A for its 2022 annual meeting of stockholders (the "2022 Proxy Statement") are incorporated by reference in Part III of this report.

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

Risks Relating to our Financial Position and Capital Requirements

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

Risks Relating to our Company

•    Our residential construction business is difficult to evaluate because we are currently focused on a new business model and have very limited operating history and limited information.

•    The impact of the COVID-19 coronavirus outbreak, or similar global health concerns, could negatively impact our business.

•    We may be unable to successfully integrate the Echo business and the acquisition of Echo DCL, LLC may not result in the benefits anticipated.

•    We are dependent on the services of key personnel, a few customers and vendors, the unexpected loss of any of which may adversely affect our operations.

•    We currently are, and may in the future be, subject to legal proceedings or investigations.

•    In the past we have identified weaknesses in our internal controls, and although remedied we cannot provide assurances that additional material weaknesses will not occur in the future.

Risks Relating to our Business and Industry

•    We are dependent on the availability and skill of subcontractors, their willingness to work with us, and their selection of, and ability to obtain, suitable and quality building materials.

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

•    Our business may be subject to economic and political risks of operating and obtaining supplies from foreign countries.

•    Cybersecurity risks related to the technology used in our operations and other business processes, as well as security breaches of company, customer, employee and vendor information, could adversely affect our business.

Risks Relating to the Construction Sector

•    We may be dependent upon third-party financing, and our financial condition and results of operations could be negatively affected if additional third-party financing for our customers does not become available.

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

•    The dangers inherent in our operations and the limits on insurance coverage could expose us to potentially significant liability costs and materially interfere with the performance of our operations.

Risks Relating to the Clarity Mobile Venture Sector

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

Risks Relating to our Common Stock

•    Our failure to meet the continued listing requirements of the Nasdaq Capital Market could result in a delisting of our common stock.

•    Our stock price has been subject to fluctuations in the past, has recently been volatile and investors in our common stock may lose all or part of their investment in our company.

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

ITEM 1. BUSINESS.

History and Company Overview

We are a provider of modular facilities (“Modules”). Prior to the COVID-19 pandemic, the Modules we supplied were primarily for retail, restaurant and military use and were manufactured by third party suppliers using our proprietary technology and design and engineering expertise, which modifies code-engineered cargo shipping containers and purpose-built modules for use for safe and sustainable commercial, industrial and residential building. With our acquisition in September 2020 of Echo DCL, LLC (“Echo”), one of our key supply chain providers, we now have more control over the manufacturing process and have increased our product offerings to add Modules made out of wood.  In March 2020, in response to the COVID-19 pandemic we began increasing our focus on providing our Modules as health care facilities for deployable medical response solutions. Our partnership with Clarity Lab Solutions, LLC (“Clarity Labs”) in Boca Raton, Florida, a CLIA-certified laboratory, has allowed us to provide laboratory testing in our Modules. During 2021, we also began to focus on acquiring property to build multi-family housing communities that allows us to utilize the manufacturing services of Echo.

Prior to October 2019, our business model was solely a project-based construction model pursuant to which we were responsible for the design and construction of finished products that incorporated our technology primarily to customers in the retail, restaurant, military and education industries throughout the United States. In October 2019, we changed our business model for our residential building construction to a royalty fee model and entered into a five-year exclusive license with CPF GP 2019-1 LLC (“CPF”) under which CPF licensed on an exclusive basis our proprietary technology and intellectual property to develop and commercialize products in the United States (and its territories) for residential use, including, without limitation, single-family residences and multi-family residences, but excluding military housing. On June 15, 2021, we terminated the exclusive license by mutual agreement and ceased our royalty fee model.

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

 In March 2020, we began increasing our focus on providing our Modules as health care facilities for deployable medical response solutions. In May, we entered into a joint development agreement with Grimshaw Design to assist with the deployment of our D-Tec suite of prefabricated health facilities for on-site immediate COVID-19 testing. In September 2020, we entered the U.S. test lab market by forming a joint venture with Clarity Labs , a manufacturer and market leader of rapid diagnostic tests, to launch CLIA-certified laboratories.  Our joint venture with Clarity Labs has allowed us to not only supply our D-Tec suite of prefabricated health facilities but also allows us to provide testing services at such facilities. We have supplied our building modular coronavirus testing centers and provide testing services for Los Angeles International Airport (LAX), Memorial in Wayne County, Michigan and have been selected as a Trusted Testing Partner (TTP) for Hawaii’s COVID-19 travel testing program.

In September 2020, we acquired substantially all the assets of Echo, a Texas limited liability company, except for Echo's real estate holdings for which we obtained a right of first refusal. Echo is a container/modular manufacturer based in Durant, Oklahoma specializing in the design and construction of permanent modular and temporary modular buildings and was one of our key supply chain partners.  Echo catered to the military, education, administration facilities, healthcare, government, commercial and residential customers. This acquisition has allowed us to expand our reach for our Modules and has offered us an opportunity to vertically integrate a large portion of our cost of goods sold, as well as increase margins, productivity and efficiency in the areas of design, estimating, manufacturing and delivery.

2021 Real Estate Developments

During February 2021, we formed SGB Development Corp. (“SG DevCorp”), our wholly owned subsidiary, which was formed for the purpose of real property development utilizing our technologies and our manufacturing facility.

On May 10, 2021, we acquired a 50+ acre site in Lago Vista, Texas for $3,500,000, paid in cash, pursuant to the Unimproved Property Contract, dated February 25, 2021, with Northport Harbor LLC. The acquired parcel sits on Lake Travis on the Colorado River in central Texas and subsequent to the year ending December 31, 2021, the property is listed for sale.

On May 31, 2021, SG DevCorp, acquired a 50% membership interest for $600,000 in a limited liability company that is building affordable housing in the Atlanta, Georgia metropolitan area to be known as “Norman Berry Village”. SGB DevCorp has partnered with CMC Development Group, a New York City-based real estate development firm with national expertise providing design build services. We expect the project to develop 125,000 square feet and build approximately 138 units at Norman Berry Village.

On June 24, 2021, SG DevCorp, as member, entered into an Operating Agreement, with Jacoby Development, Inc., a Georgia corporation (“JDI”), as manager, dated June 24, 2021 (the “Operating Agreement”), for JDI-Cumberland Inlet, LLC, a Georgia limited liability company (“JDI-Cumberland”), pursuant to which we acquired a 10% non-dilutable equity interest (“LLC Interest”) in JDI-Cumberland and agreed to contribute $3,000,000 in capital to it for the development of a 1,286 acre waterfront parcel in downtown historic St. Marys, Georgia (the “Project”). SG DevCorp in conjunction with Jacoby Development of Atlanta, Georgia expects to develop a mixed-use destination community. The closing on the 1,286-acre waterfront parcel occurred prior to the end of Q2 2021.

The Operating Agreement provides JDI with the right, at its option, to purchase the LLC Interest from SG DevCorp on or before June 24, 2023 for $3,000,000, plus an amount equal to an annual internal rate of return (IRR) on such funds of forty (40%) percent (i.e., $1,200,000 annualized). After June 24, 2023, the Operating Agreement provides JDI with the right, at its option, to purchase the LLC Interest from SG DevCorp for $3,000,000, plus an amount equal to an IRR of thirty-two and one-half (32.5%) percent (i.e., $975,000 annualized). The Operating Agreement also provides that if JDI receives a good faith, bona fide written offer from an unaffiliated third party to purchase all or any portion of the Project, JDI shall first offer the Project to SG DevCorp at the same price Echo, entered into a Fabrication and Building Services Agreement (“Building Services Agreement”) with JDI-Cumberland to design, fabricate and install various improvements for the Project using modular structures, pursuant to budgets prepared by SG Echo submitted for approval to JDI-Cumberland, including a marina, town center, apartments and single family units, townhomes, commercial, retail and lodging buildings/structures, eco-tourism park, camping yurts, cabins and cottages. The Building Services Agreement has an initial term of three years, with two-year automatic renewal provisions.

On July 14, 2021, SG DevCorp issued a Real Estate Lien Note, dated July 14, 2021, in the principal amount of $2,000,000 (the “Note”), secured by a Deed of Trust, dated July 14, 2021, on its 50+ acre Lake Travis project site in Lago Vista, Texas and a related Assignment of Leases and Rents, dated July 8, 2021, for net loan proceeds of $1,958,233 after fees. The Note has a term of one (1) year, provides for payments of interest only at a rate of twelve percent (12%) per annum and may be prepaid without penalty commencing nine (9) months after its issuance date. If the Note is prepaid prior to nine (9) months after its issuance date, a 0.5% prepayment penalty is due. SG DevCorp intends to use the proceeds of the Note for its development project.

On October 28, 2021, SG Echo entered into a Lease Agreement (the “Lease”) with May Properties, LLC, to lease an approximately 56,775 square foot facility located at 101 Waldron Road in Durant Oklahoma (the “Premises”). The date on which SG Echo will become responsible for paying rent under the Lease (the “Lease Commencement Date”) will be the earlier of (i) the date SG Echo begins to operate its business on the Premises or (ii) ninety (90) days after October 28, 2021. The initial term of the Lease will commence on the Lease Commencement Date and expire one hundred and twenty (120) months after the Lease Commencement Date, with two five-year options to renew. SG Echo’s monthly base rent for the Premises will start at $15,991.63 commencing on the Lease Commencement Date and will increase at the rate of two percent (2%) on an annual basis up to a maximum monthly base rent of $19,111.47. The leased Premises is expected to add two new production lines for Echo to manufacture projects for our subsidiary, SG DevCorp and others customers. Upon Echo completing certain improvements to the Premises, it will receive a credit against future rent, not to exceed $750,000, for the cost and expense of the improvements to be applied pro rata over the remaining term of the Lease. The Lease also grants Echo an option to purchase the Premises for (i) $1,000,000 after the fifteenth (15th) through the end of the twenty-fourth (24th) full calendar month of the Lease or (ii) $1,050,000 during the twenty-fifth (25th) through the end of the thirty-sixth (36th) full calendar month of the Lease. Pursuant to a Guaranty Agreement, dated October 28, 2021, Echo’s obligations under the Lease have been guaranteed by the Company.

In connection with the Lease, Echo entered into a Loan Agreement (“Loan Agreement”) with the Durant Industrial Authority (the “Authority”) pursuant to which it received $750,000 to be used for improvements on the Premises and issued to the Authority a non-interest bearing Forgivable Promissory Note in the principal amount of $750,000 (the “Durant Note”). The Durant Note is due on April 29, 2029 and guaranteed by us, provided, if no event of default has occurred under the Durant Note or Loan Agreement, one-third (1/3) of the balance of the Durant Note will be forgiven on April 29, 2027, one-half (1/2) of the balance of the Durant Note will be forgiven on April 29, 2028, and the remainder of the balance of the Durant Note will be forgiven on April 29, 2029. The Loan Agreement includes a covenant by Echo to employ a minimum of 75 full-time employees in Durant Oklahoma and pay them no less than 1.5 times the federal minimum wage, and provides SG Echo 24 months to comply with the provisions.

On November 10, 2021 we entered into a Purchase Agreement ("Purchase Agreement) with the Durant Industrial Authority to acquire 100% ownership of approximately 114 mixed-use acres in Durant, Oklahoma for $865,000.  We anticipate building approximately 300 residential units and up to 680,000 square feet of industrial manufacturing space on the mixed-use property.  The closing on the 114 mixed-use acres occurred in the first quarter of 2022.

Terminated License Agreement with CPF GP 2019-1 LLC

On June 15, 2021, we terminated that certain Exclusive License Agreement, dated as of October 3, 2019 (the “License Agreement”), with CPF, pursuant to which we had granted CPF an exclusive license solely within the United States and its legal territories to our technology, intellectual property, any improvements thereto, and any related permits, in order to develop and commercialize products within the field of design and project management platforms for residential use, including single-family residences and multi-family residences, but excluding military.  In connection with the termination of the License, we entered into a Settlement and Mutual Release Agreement (the "Settlement and Mutual Release Agreement") with CPF, and Capital Plus Financial, LLC (“Capital Plus”), a limited partner of CPF, pursuant to which the License Agreement was terminated, we released CPF and CPF MF 2019-1 LLC (“CPF MF”) for any claims in exchange for releases from CPF and Capital Plus and we received an assignment of CPF’s right under certain circumstances to a $1.25 million redemption distribution from CPF MF under its Operating Agreement. We and Paul Galvin previously made loans to CPF in the principal amount of $650,000 and $100,000 evidenced by promissory notes pursuant to the terms of a certain Loan Agreement. The loans are unaffected by the Settlement and Mutual Release Agreement and remain in effect and outstanding in accordance with the terms of the notes evidencing such loans.

Under the License Agreement, during the initial term, CPF had agreed to pay us a royalty of (i) five percent (5%) on the first $20,000,000 of gross revenues derived from CPF’s commercialization of the license (net of customary discounts, sales taxes, delivery charges, and amounts for returns) (the “Gross Revenues”), (ii) four and one-half percent (4.5%) on the next $30,000,000 of Gross Revenues, and (iii) five percent (5%) on all Gross Revenues thereafter (collectively, the “Royalty”), subject to the following minimum royalty payments determined on a cumulative basis during the initial term: $500,000 in year 1, $750,000 in year 2, $1,500,000 in year 3, $2,000,000 in year 4, and $2,500,000 in year 5. During the year ended December 31, 2021 and 2020, we did not receive any royalty payments under the License Agreement.

On October 3, 2019, we had entered into a Loan Agreement and Promissory Note (the “Loan Agreement”) with CPF, which was amended on October 15, 2019 and further amended on November 7, 2019, pursuant to which we agreed to loan CPF $750,000 at an annual interest rate of five percent (5%), with a maturity date of July 31, 2023. Under the Loan Agreement, as amended, we agreed to advance to CPF the first installment of the principal amount, equal to $500,000, no later than January 31, 2020 and the second installment of the principal amount, equal to $250,000, no later than April 15, 2020. As security for this loan, we received a security interest in all of CPF’s membership interests in CPF MF, a Texas limited liability company of which CPF GP is the general partner. If we failed to fund either principal installment, such failure would have constituted a default under the Loan Agreement and a cross default under the License Agreement. On January 21, 2020, pursuant to the Loan Agreement, CPF issued to us a promissory note in the principal amount of $400,000 (the “Company Note”) and issued to Paul Galvin, our Chairman and CEO, a promissory note in the principal amount of $100,000 (the “Galvin Note”). The transaction closed on January 22, 2020, on which date we loaned CPF $400,000 and Mr. Galvin personally loaned CPF $100,000 on behalf of us. The Company Note and Galvin Note bear interest at five percent (5%) per annum, payable, together with the unpaid principal amount of the promissory notes, on the earlier of the July 31, 2023 maturity date or upon the liquidation, redemption sale or issuance of a dividend upon the LLC interests in CPF MF 2019-1 LLC; provided, that the terms of the Galvin Note provide that all interest payments due to Mr. Galvin under the Galvin Note shall be paid directly to, and for the benefit of, our Company.

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

On November 19, 2020, we and Memorial Hospital, of Michigan (“Memorial), entered into a Professional Services and Capital Support Contract (“PSCSC”) with Wayne County, Michigan to appoint Memorial the primary contractor for the construction of portable on-site laboratory facilities for COVID-19 testing. The PSCCS engages us as a sub-contractor to render services and support to Memorial in connection with the fulfillment of statements of work submitted from Wayne County to Memorial. The program deploys the D-Tec Product Series, designed by Grimshaw and developed by SG Blocks, to deliver COVID-19 PCR testing and on-site CLIA lab services directly into high risk and underserved areas.  20,352,054 D-Tec 1 Collection Units were deployed throughout Wayne County and provided COVID-19 test samples to the CLIA lab for clinical testing services. The COVID-19 testing program with Memorial ceased operations in November 2021.

Joint Venture with Clarity Lab Solutions, LLC and Chicago Airport Testing, LLC

On August 27, 2020, we entered into a joint venture agreement (the “Clarity Mobile Venture”) with Clarity Labs, a CLIA-certified laboratory based in Miami, Florida. Under the Clarity Mobile Venture, we, along with Clarity Labs have agreed to jointly market, sell, and distribute certain lab testing products and services (“Clarity Mobile Venture”). On November 12, 2020, Clarity Mobile Venture entered into a contract with the City of Los Angeles for the operations of a COVID-19 PCR Test Laboratory at Los Angeles International Airport ("LAX") to provide a full-service modular COVID-19 laboratory and testing facility onsite at Los Angeles International Airport.   This facility conducts PCR tests with results available within three hours for passengers and airline crew, and no later than 24 hours for LAX airport employees. Additionally, other rapid coronavirus tests including antigen tests were deployed at LAX in 2021. Clarity Mobile Venture is the primary operator. On November 16, 2020, we announced that the State of Hawaii had selected Clarity Labs and Clarity Mobile Venture to provide COVID-19 testing and clinical laboratory at LAX for testing of passengers travelling between Los Angeles and Hawaii.  In January 2021, we and other third parties formed Chicago Airport Testing LLC (“CAT”). CAT is in the business of marketing, selling, distributing leasing and otherwise commercially exploiting certain products and services in the COVID-19 testing and other medical industry.  CAT collected rental revenue from subleasing to a consortium of government entities assisting in COVID-19 testing.  The consortium of government entities exercised their rights to vacant in third quarter 2021 and CAT has ceased operations.  For the year-end December 31, 2021, we recognized approximately $31,400,000 in revenue related to activities through these joint ventures, which is included in medical revenue on the accompanying consolidated statements of operations.

Acquisition of Echo DCL, LLC

On September 17, 2020, we, through SG Echo, entered into an Asset Purchase Agreement (“Asset Purchase Agreement”) with Echo DCL, LLC, a container/modular manufacturer that had been a key supplier of ours, to acquire substantially all the assets of Echo, except for Echo's real estate holdings, for which SG Echo has obtained a right of first refusal to acquire same. On September 23, 2020, we, SG Echo and Echo DCL completed the transactions as contemplated by the Asset Purchase Agreement (the “Closing”).

Pursuant to the terms of the Asset Purchase Agreement, at the Closing we paid to Echo an aggregate of $1,059,600 in cash, subject to the escrow of certain of the purchase price funds, and SG Echo agreed to pay certain of Echo’s indebtedness, including the obligation to (i) satisfy a Guidance Line of Credit loan (“GLOC Loan”) in the principal amount of approximately $616,000 ($316,432 of which payoff proceeds were delivered by SG Echo to Echo DCL at the closing), (ii) pay the debt service on certain of Echo’s indebtedness in the approximate principal amount of $1.7 million for 12 months following the closing, (iii) pay the monthly principal and interest due under the BTH Credit Line in the principal amount of $500,000 for 12 months following the closing and if Echo DCL has not fully satisfied the outstanding principal and interest due under the BTH Credit Line and caused the BTH lender to release and terminate any encumbrances on the Purchase Assets arising out of the BTH Credit Line, we have the right to pay the outstanding principal and interest due, and (iv) pay earn out payments equal to the net income received from the acquired business during the 3-month period beginning on the first day of the first full month that is 3 months after the closing date, the 3-month period following the first earn out period and the 3-month period following the second earn out period, payable in 50% in cash and 50% in shares of our common stock to be valued a $2.50 per share; provided, that up to approximately $300,000 of any amounts paid in respect of the GLOC Loan, and any amounts paid in respect of the debt service on Echo’s indebtedness and line of credit with BTH Bank, as described in subparagraphs (i), (ii) or (iii) above, shall be offset against and reduce the earnout payments due to Echo DCL. In no event may the number of shares of common stock to be issued to Echo exceed 19.99% of our outstanding shares on the date of the execution of the Asset Purchase Agreement. As of December, 31, 2021, no earn out payments have been issued to Echo DCL.

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

Other Modular Products

We also produce pre-fabricated modular containers, for both residential and commercial use, at Echo using wood as the base material instead of steel containers. We have found that many clients prefer a mix of wood and steel containers for their projects, wood for aesthetics and cost-savings, and steel for stability and durability.  Since our acquisition of Echo, approximately 75% of our Module sales have been for wood-based modules.

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

Target Markets

To date, the target markets for the products that utilize our technology and expertise have been the new construction market in the United States. The Modules that utilize our technology and expertise have a particular application in a number of segments, including:

●	Single-Family and Multi-Family Housing

●	Restaurants and Quick Service Restaurants

●	Military

●	Education/Student Housing

●	Health Care including medical laboratories

●	Equipment Enclosures and Stacking Solutions

●	Office and Commercial

●	Commercial and residential customers

●	Athletic facilities and support structures

●	Administration Facilities

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

Our Customers

We market our construction products to a broad customer base, comprised primarily of contractors, home builders, building owners and other resellers across the continental United States and we also market our services and technology to customers in Canada.   In addition, as stated above, we now also supply our Modules to the medical community. SG Blocks customers come from all walks in the economy and include government agencies, private developers, the U.S. Military, the Native American Community, the QSR operators, individuals and families requiring COVID-19 tests and a host of entrepreneurs looking to launch ideas and technology. At December 31, 2021 and 2020, 78% and 79%, respectively, of the Company’s gross accounts receivable were due from four and three customers. Revenue relating to one and three customers represented approximately 80% and 61% of the Company’s total revenue for the years ended December 31, 2021 and 2020, respectively.

Our Suppliers and Partners

Although the primary use of shipping containers is for transportation, when constructing SGBlocks, we use standard materials to modify the container shell structure and finish out the modules. In addition, we use the same standard construction materials to construct and finish out the wood base modules produced at Echo. We utilize the same suppliers and materials used by conventional construction. Materials such as windows, doors, insulation mechanical systems, electrical systems and other such supplies are all off-the-shelf materials and equipment commonly available and used in the industry.  We believe we have access to alternative suppliers, with limited disruption to the business, should circumstances change with its existing suppliers.

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

Our principal offices are located at 5011 Gate Parkway, Building 100, Suite 100 Jacksonville, FL 32256. Our website address is www.sgblocks.com. The information contained in, and that can be accessed through our website, is not incorporated into and is not a part of this report. We make available on our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K as soon as reasonably practicable after those reports are filed with the U.S. Securities and Exchange Commission (the “SEC”). The following Corporate Governance documents are also posted on our website: Code of Business Conduct and Ethics and the Charters for the following Committees of the Board of Directors: Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee. Our phone number is (646) 240-4235. Our filings may also be read and copied at the SEC’s Public Reference Room at 100 F Street NE, Room 1580 Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that website is www.sec.gov.

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

Recent Financing Developments

On October 27, 2021, we closed a registered direct offering and concurrent private placement that we effected pursuant to the Securities Purchase Agreement that it entered into on October 25, 2021 with an institutional investor and received gross proceeds of $11.55 million. Pursuant to the terms of the Purchase Agreement, we issued to the investor (A) in a registered direct offering (i) 975,000 shares of our common stock, par value $0.01 per share (the “Common Stock”), and (ii) pre-funded warrants to purchase up to 2,189,384 shares of Common Stock and (B) in a concurrent private placement, Series A warrants to purchase up to 1,898,630 shares of Common Stock.

Human Capital

Employees

     We believe that our success depends upon our ability to attract, develop and retain key personnel. As of December 31, 2021, SGB directly employed eighteen full-time employees and engaged outside professional firms and subcontractors to deliver projects to customers, and SG Echo directly employed sixty-nine full-time employees.

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

Risks Relating to our Financial Position and Capital Requirements.

If we are not successful in our efforts to increase sales or raise capital, we could experience a shortfall in cash over the next twelve months, and our ability to obtain additional financing on acceptable terms, if at all, may be limited.

At December 31, 2021 and 2020, we had cash and cash equivalents and a short-term investment, collectively, of $13,024,381 and $13,010,356, respectively. However, during the fiscal years ended December 31, 2021 and 2020, we reported a net loss of $5,908,372 and $4,508,162, respectively, and used $662,759 and $2,887,950 of cash for operations, respectively. If we are not successful with our efforts to increase revenue, we could experience a shortfall in cash over the next twelve months. If there is a shortfall, we may be forced to reduce operating expenses, among other steps, all of which would have a material adverse effect on our operations going forward.

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

            As December 31, 2021, we had $1,309,330 of goodwill. We perform an impairment test of our goodwill annually during the fourth quarter of our fiscal year or when events occur or circumstances change that would more-likely-than-not indicate that goodwill might be impaired. Factors that may be considered a change in circumstances, indicating that the carrying value of our goodwill may not be recoverable, include a decline in stock price and market capitalization, reduced future cash flow estimates and slower growth rates in our industry. Our annual impairment tests resulted in no impairment of goodwill during fiscal 2021 and fiscal 2020. Deterioration in estimated future cash flows in our reporting unit could result in further future goodwill impairment. Changes to our business strategy, changes in industry or market conditions, changes in operating performance or other indicators of impairment could cause us to record a significant impairment charge during the period in which the impairment is determined, negatively impacting our results of operations and financial position.

Risks Relating to our Company

Our residential construction business is difficult to evaluate because we are currently focused on a new business model and have very limited operating history and limited information.

We recently terminated our  licensing business model for our residential construction business in the United States and are currently developing and constructing our own residential developments. In 2019 we entered into one license agreement for use of our technology for construction of residences in the United States which we terminated in June 2021. There is a risk that we will be unable to successfully generate revenue from this new business model. Although we believe that we will experience increased revenue from this new business model, there can be no assurance that we will experience increased costs and  generate less income that we anticipate. We are subject to many risks associated with this new business model such as our dependence upon third parties to provide services and supply required materials. Even if we generate revenue, there can be no assurance that we will be profitable. We are subject to the risks inherent to the operation of a new business enterprise, and cannot assure you that we will be able to successfully address these risks.

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

Our success depends highly upon the personal efforts and abilities of our senior management team, specifically the efforts of Paul M. Galvin, our Chief Executive Officer, Gerald Sheeran, our Acting Chief Financial Officer and William Rogers, our Chief Operations Officer. The Company has entered into employment agreements with Messrs. Galvin, Sheeran and Rogers. The employment agreements with Messrs. Galvin, Sheeran and Rogers each provide for two-year terms, with automatic renewal after the end of such term. The loss of the services of one or more of these individuals could have a material adverse effect on our business. Our ability to achieve profitability and generate increased revenue will depend upon our ability to retain, and, if necessary, attract experienced management personnel.

The loss of one or a few customers could have a material adverse effect on us.

A few customers have in the past, and may in the future, account for a significant portion of our revenues in any one year or over a period of several consecutive years. At  December 31, 2021 and 2020, 78% and 79%, respectively, of the our gross accounts receivable were due from four and three customers. Revenue relating to one and three customers represented approximately 80% and 61% of our total revenue for the years ended December 31, 2021 and 2020, respectively. Although we have contractual relationships with many of our significant customers, our customers may unilaterally reduce or discontinue their contracts with us at any time. The loss of business from a significant customer could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Risks Relating to our Business and Industry

We, in particular Clarity Mobile Venture, are dependent on the availability and skill of subcontractors, their willingness to work with us, and their expertise in the medical industry.

We rely and expect to continue to rely on subcontractors to perform the collection of COVID-19 tests and run testing procedures within our LAX laboratory. Despite detailed specifications and quality control procedures, in some cases, improper processes or defective materials may cause issues in producing a timely test result. We may need to spend money to remediate such problems when they are discovered. Defective materials and or improper testing procedures can result in refunds owed back to our COVID-19 customers. Pervasive problems could adversely affect our business and therefore our ability to generate income at LAX. The inability to contract with skilled subcontractors at reasonable costs and on a timely basis could erode our profit margins and adversely affect our results of operations and cash flows.

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

Backlog represents the total dollar amount of revenues we expect to record in the future as a result of performing work under contracts we have been awarded. Backlog may fluctuate significantly due to the timing of orders or awards for large projects and is not necessarily indicative of future backlog levels or the rate at which backlog will be recognized as revenue. We include in backlog only those contracts for which we have reasonable assurance that the customer can obtain the permits for construction and can fund the construction. As of December 31, 2020, our backlog totaled approximately $25.1 million and as of December 31, 2021, our backlog totaled approximately $3.2 million. The decrease in backlog at December 31, 2021 from December 31, 2020 is primarily attributable to two contract cancellation, one which occurred during the third quarter of 2021 in the amount of approximately $1.3 million and one cancellation during the fourth quarter of 2021 in the amount of approximately $16.9 million. Our backlog is described more in detail in “Note 13 —Construction Backlog” of the notes to our consolidated financial statements included elsewhere in this Annual Report. We cannot provide assurance that our backlog will be realized as revenues in the amounts reported or, if realized, will result in profits. In accordance with industry practice, substantially all of our contracts are subject to cancellation, termination or suspension at our customer’s discretion. In the event of a project cancellation, we generally would not have a contractual right to the total revenue reflected in our backlog. Projects can remain in backlog for extended periods of time because of the nature of the project and the timing of the particular services required by the project. In addition, the risk of contracts in backlog being cancelled or suspended generally increases during periods of widespread economic slowdowns or in response to changes in commodity prices.

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

The construction industry is highly cyclical and seasonal and is influenced by many international, national and regional economic factors, including the availability of consumer and wholesale financing, which may be severely reduced due to COVID-19 coronavirus, seasonality of demand, consumer confidence, interest rates, income levels and general economic conditions, including inflation and recessions. As a result of the foregoing factors, the revenues and operating results we derive from customers will fluctuate and we currently expect them to continue to fluctuate in the future. Moreover, we have experienced, and may continue to experience, operating losses during cyclical downturns in the construction market. These and other economic factors could have a material adverse effect on demand for our products and our financial condition and operating results.

Our business depends on the construction industry and general business, financial market and economic conditions.

The construction industry is cyclical and significantly affected by changes in general and local economic and real estate conditions, such as employment levels, consumer confidence, demographic trends, housing demand, inflation, deflation, interest rates and credit availability. Changes in these general and local economic conditions or deterioration in the broader economy could negatively impact the level of purchases, capital expenditures and creditworthiness of our indirect customers and suppliers, and, therefore, our royalty income and financial condition, results of operations and cash flows. Changes in these economic conditions may affect some of our regions or markets more than others. If adverse conditions affect our larger markets, they could have a proportionately greater impact on us than on some other companies. In addition, any uncertainty regarding global economic conditions such as raising gas prices may have an adverse effect on the results of operations and financial condition of us or our customers, distributors and suppliers, such as negative effects of currency exchange fluctuations. A shortage of labor in the construction industry could also have an impact on our financial results.

Our business relies on private investment and a slower than expected economy may adversely affect our results.

A significant portion of our sales are for projects with non-public owners, such as non-residential builders and home builders who make investments with private funds into their projects. Construction spending is affected by their customers’ ability to finance projects, which may be severely reduced due to the COVID-19 coronavirus. Residential and nonresidential construction could decline if companies and consumers are unable to finance construction projects or if the economy slows or is stalled, which could result in delays or cancellations of capital projects. If the economy slows, or if housing starts and nonresidential projects do not increase, sales of our products directly by us to consumers and related services may decline, and our financial position, results of operations and liquidity could be materially adversely affected.

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

At December 31, 2021, we had tax net operating loss carry forwards totaling approximately $26.1 million. The net operating loss expires beginning 2030 through 2037 for those losses generated in 2017 and prior years. Approximately $14.8 million of such net operating losses will carry forward indefinitely and be available to offset up to 80% of future taxable income each year. During 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was passed, which temporarily removes such 80% limitation for years 2020 and 2019. At December 31, 2021, we had a valuation allowance of approximately $7.4 million, primarily related to net operating loss carry forwards that are not more likely than not to be utilized due to an inability to carry back these losses in most states and short carry forward periods that exist in certain states. If we are unable to use our net operating losses, we may be required to record charges or reduce our deferred tax assets, which could have an adverse effect on our results of operations.

Risks Relating to the Construction Sector

We are dependent upon third-party financing, and our financial condition and results of operations could be negatively affected if additional third-party financing for our customers does not become available

    Our business and earnings depend substantially on our ability to obtain financing for the development of their construction projects, which may be adversely impacted by the recent COVID-19 coronavirus outbreak. The availability and cost of such financing is further dependent on the number of financial institutions participating in the industry, the departure of financial institutions from the industry, the financial institutions’ lending practices, the strength of the domestic and international credit markets generally, governmental policies and other conditions, all of which are beyond our control. In light of the current economic climate, some of our projects may not be successful in obtaining additional funds in a timely manner, on favorable terms or at all. The availability of borrowed funds, especially for construction financing, has been greatly reduced, and lenders may require project developers to invest increased amounts of equity in a project in connection with both new loans and the extension of existing loans. Unfavorable changes in the availability and terms of financing in the industry will have a material adverse effect on certain privately financed projects.

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

There can be no assurance that the demand for Clarity Mobile Venture’s COVID-19 testing and related laboratory services will continue to grow at the current pace. While we expect that the coronavirus will be a part of our lives for the foreseeable future, viruses constantly change through mutation, and new variants of the COVID-19 virus are expected to occur over time. Our business may be disrupted by the emergence and spread of new variants of the COVID-19 virus that may require different types of tests that may or may not be readily available to us at the time.  Currently, we are deploying several COVID-19 tests including PCR and Rapid-Antigen tests. No assurance can be given that the COVID-19 tests currently deployed by us will be effective for any future variants.

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

Our common stock is listed on the Nasdaq Capital Market (“Nasdaq” or the “Nasdaq Capital Market”), which imposes, among other requirements, a minimum bid requirement. Although we are currently in compliance with the continued listing requirements of the Nasdaq Capital Market in the past we have experiences periods of time when we were not compliant with the minimum bid price requirements and, there can be no assurance that we will be able to maintain compliance in the future.

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

              The trading price of our common stock has been and is expected to continue to be volatile and has been and may continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. On March 15, 2022, the reported low sale price of our common stock was $1.60, the reported high sale price was $1.71 and closing price of our common stock was $1.64 while on June 30, 2021, the closing price of our common stock was $5.50. We may incur rapid and substantial decreases in our stock price in the foreseeable future that are unrelated to our operating performance for prospects. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report, these factors include:

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

As of April 11, 2022, there are outstanding options and warrants to purchase 36,436 and 2,025,520 shares of common stock, respectively, in addition to 2,220,514 vested and unvested restricted stock units. The exercise of such options and warrants and the vesting of restricted stock units would dilute the then-existing stockholders’ percentage ownership of our stock, and any sales in the public market of common stock underlying such securities could adversely affect prevailing market prices for the common stock. Moreover, the terms upon which we would be able to obtain additional equity capital could be adversely affected because the holders of our options and warrants can be expected to exercise them at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable to us than those provided by such securities.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.      PROPERTIES.

Headquarters and Other Office Space

     We lease office space in Jacksonville, Florida for our corporate headquarters. We also lease office space in Bedford, Texas of approximately 1,738 square feet to support Echo's procurement and accounting functions.

Development Site

               We own approximately 58 acres of raw land on the Colorado River on Lake Travis in Lago Vista, Texas, outside of the greater Austin area.

Laboratory Facility

     Clarity Mobile Venture operates a laboratory at LAX airport consisting of approximately 480 square feet and is part of our medical segment.

Manufacturing Facilities

Echo operates and leases one manufacturing facility of approximately 61,000 square feet. Echo is renovating a second manufacturing facility which totals approximately 58,000 square feet of manufacturing space. Both spaces are located in Durant, Oklahoma and the second manufacturing facility will be leased space commencing in 2022.

ITEM 3.       LEGAL PROCEEDINGS.

The information included in “Note 20 – Commitments and Contingencies” of the Company’s consolidated financial statements included elsewhere in this Annual Report is incorporated by reference into this Item.

ITEM 4.       MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is listed and traded on the Nasdaq Capital Market under the symbol “SGBX.”

Holders

As of the close of business on April 11, 2022, there were approximately 81 holders of record of our common stock, which does not reflect those shares held beneficially or those shares held in “street” name. Accordingly, the number of beneficial owners of our common stock exceeds this number. On April 11, 2022, the closing sales price of our common stock as reported on the Nasdaq Capital Market was $2.25.

Dividend Policy

We have never paid any cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. The payment of dividends by us will depend on our future earnings, financial condition and such other business and economic factors as our management may consider relevant.

Recent Sales of Unregistered Securities

We did not sell any unregistered securities from January 1, 2021 through December 31, 2021 that were not previously disclosed in our filings with the SEC.

Issuer Purchases of Equity Securities

We did not repurchase any of our outstanding shares during 2021.

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

Equity Compensation Plan Information

As of December 31, 2021, the following securities issued under equity compensation were outstanding:

Plan Category	Number of Shares Issuable Upon Exercise of Outstanding Options, Warrants or Rights (a) (1)	Weighted- Average Exercise Price of Outstanding Options (b)	Number of Shares Remaining Available for Issuance Under Equity Compensation Plans (Excluding Shares Reflected in Column (a))(c) (2)
Equity compensation plans approved by security holders	$2,256,950	$78.71	$1,343,377
Equity compensation plans not approved by security holders	—	—	—
Total	$2,256,950	$78.71	$1,343,377

(1)	Includes 36,436 shares issuable upon the exercise of options and 2,220,514 shares issuable upon the vesting of restricted stock units outstanding under the SG Blocks, Inc. Stock Incentive Plan.
(2)	Represents shares available for issuance under the SG Blocks, Inc. Stock Incentive Plan.

 ITEM 6.       [RESERVED]

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

Prior to October 2019, our business model was solely a project-based construction model pursuant to which we were responsible for the design and construction of finished products that incorporated our technology primarily to customers in the multi-family housing, restaurant, military and education industries throughout the United States. In October 2019, we changed our business model for our residential building construction to a royalty fee model when we entered into a five year exclusive license with CPF pursuant to which CPF licensed on an exclusive basis our proprietary technology, intellectual property, any improvements thereto, and any related permits, with the right to develop and commercialize products in the United States and its territories within the field of design and project management platforms for residential use, including, without limitation, single-family residences and multi-family residences, but specifically excluding military housing. On June 15, 2021, we terminated the exclusive license with CPF by mutual agreement and changed our business model back to a project-based construction model.

In March 2020, we began increasing our focus on providing our Modules as health care facilities for deployable medical response solutions. In May, we entered into a partnership with Grimshaw Design for the deployment of our D-Tec suite of prefabricated health facilities for on-site immediate COVID-19 testing. In September we entered the U.S. test lab market by forming a joint venture with Clarity Labs, a manufacturer and market leader of rapid diagnostic tests, to launch CLIA-certified laboratories.  Our joint venture with Clarity has allowed us to not only supply our prefabricated health facilities but also allows us to provide testing services at such facilities. We have supplied our building modular coronavirus testing centers and provide testing services for Los Angeles International Airport (LAX), Memorial Hospital in Wayne County, Michigan and have been selected as a Trusted Testing Partner (TTP) for Hawaii’s COVID-19 travel testing program.

In September 2020, we acquired substantially all the assets of Echo DCL, LLC ("Echo"), except for Echo’s real estate holdings for which we obtained a right of first refusal.  Echo is a container/modular manufacturer based in Durant, Oklahoma specializing in the design and construction of permanent modular and temporary modular buildings and  was one of our key supply chain partners. This acquisition has allowed us to expand our reach for our Modules and offers us an opportunity to vertically integrate a large portion of our cost of goods sold, as well as increase margins, productivity and efficiency in the areas of design, estimating, manufacturing and delivery.

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

In November 2020, we and Memorial Hospital (“Memorial”) in Wayne County, Michigan entered into a Professional Services and Capital Support Contract (“PSCSC”) with Wayne County, Michigan which engaged the Company as a sub-contractor to render services and support to support Memorial, as the primary contractor, in connection with the fulfillment of statements of work submitted from Wayne County to Memorial to construct portable on-site laboratory facilities for COVID-19 testing. The program deploy the D-Tec Product Series designed by Grimshaw Architects and developed by SG Blocks. Two D-Tec 1 Collection Units were deployed throughout Wayne County and provided COVID-19 test samples to the CLIA lab for clinical testing services. The COVID-19 testing program with Memorial ceased operations in November 2021.

Our operations are currently conducted out of two segments (i) construction services (and engineering services) and (ii) medical revenue.  During the year ended December 31, 2021, a significant portion of our revenue, approximately 82% of our revenue, was derived from our medical revenue segment, while approximately 18% of our revenue was derived from construction services.

Table of Contents

Results of Operations

Our operations for the years ended December 31, 2021 and 2020 may not be indicative of our future operations.

Years Ended December 31, 2021 and 2020:

	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020
Total Revenue
Construction services (includes engineering)	$6,793,690	$4,514,123
Medical revenue	31,548,012	4,241,500
Consolidated	38,341,702	8,755,623

Year over year % growth:
Construction services	50% %	—
Medical revenue	644% %	—
Consolidated	338%	—

Net revenue % mix:
Construction services	18%	52%
Medical revenue	82%	48%
Consolidated	100%	100%

Operating Income (Loss)
Construction services	(7,041,313)	161,212
Medical	8,405,332	996,956
Development	(203,078)	—
Corporate and Support	(7,143,791)	(5,741,001)
Consolidated	(5,982,850)	(4,582,832)
Other Income (Expenses)	74,478	74,670
Add: Net profit attributable to common stockholders of SG Blocks, Inc.	4,924,302	184,567
Net loss attributable to common stockholders of SG Blocks, Inc.	(10,832,674)	(4,692,729)

Revenue

During the year ended December 31, 2021, we derived revenue substantially all of our revenue from the following two segments: construction services and medical revenue. Total revenue for the year ended December 31, 2021 was $38,341,702 compared to $8,755,623 for the year ended December 31, 2020. Revenue increased 338% in 2021, compared to the prior year.

Medical revenue increased 644% in 2021 compared to the prior year. The revenue growth primarily reflects a full year of COVID-19 testing revenue in 2021 versus 2020 which represents testing revenue for the fourth quarter of  2020.  The overall volume of testing samples collected at LAX airport increased significantly from 2020 due to us being on-site at LAX airport for the entire year of 2021. The majority of the medical revenue came from operations of our Clarity Mobile joint venture.

Construction services revenue increased 50% in 2021 compared to the prior year.  The revenue growth primarily is due to the acquisition of Echo DCL, LLC in September 2020. The revenue growth reflects increased modular revenue from SG Echo's manufacturing facility.  We manufactured several smaller prototype modules in 2021 in order to gain larger unit orders from our existing customer base.

Operating Income (Loss)

Operating Loss was $5,982,850 for the year ended December 31, 2021, compared to $4,582,832 for the year ended December 31, 2020, representing an increase of $1,400,018 or 31%. in 2021 compared to the prior year.

Construction services operating loss in 2021 was $7,041,313 as compared to the prior year's operating income of $161,213, primarily due to higher procurement and manufacturing costs of modifying containers and wood modular units. The costs of materials such as lumber, plumbing, roofing, and other supplies to modify and build these units were increased due in part to COVID-19 supply chain issues. We purchased Echo in 2020 and assumed their current projects that had lower gross margins due to the increase in materials prices. In addition, we incurred higher than expected material and labor costs on several prototype modules projects in 2021 in order to win future revenue orders. We do not anticipate the same number of prototype projects in 2022. We expect construction operating loss to continue to be negatively impacted through at least Q1 2022 by COVID-19 related costs and we have completed in 2021 all but one of the assumed contracts from the purchase of Echo.

Medical revenue operating income in 2021 was $8,405,332, as compared to the prior year's operating income of $996,956, primarily due to increased testing samples being collected at our COVID-19 laboratory at LAX airport and the selection of higher priced COVID-19 tests available for our customers seeking a rapid COVID-19 test result, partially offset by increased labor costs and lower than anticipated testing volume with our COVID-19 testing program with Memorial Healthcare and Wayne County, Michigan. We have ceased operations with Memorial Healthcare in Q4 2021.

Development operating loss in 2021 is related to operating expenses incurred for certain development projects that were started in 2021 and currently being developed for future use.  No revenue has been generated by development in 2021 to offset these operating expenses.

Corporate and support operating loss increased in 2021, as compared to the prior year, and such increase is primarily due to increases overhead costs in public expenses related to SEC compliance and legal costs, increase payroll due to additional head count and stock compensation in order to retain key employees, increases in IT support and increase in insurance expenses to support the various operations of the Company.

Other Income (Expense)

Interest income for the year ended December 31, 2021 was $57,266 mainly derived from bank interest and interest associated with an outstanding note receivable. There was $61,675 of interest income for the December 31, 2020. Other income for the year ended December 31, 2021 and 2020 was $62,602 and $23,282, respectively. Interest expense for the year ended December 31, 2021 and 2020 was $1,254 and $9,275, respectively.  The interest expense for 2020 was mainly related to the Securities Purchase Agreement entered into on February 4, 2020 with an accredited investor.  Loss on asset disposal for the year ended December 31, 2021 and 2020 was $44,081 and $1,012, respectively.

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

Impact of Coronavirus (COVID-19)

With the continuing global spread of the novel coronavirus ("COVID-19") pandemic during 2021, we have implemented business continuity plans designed to address and mitigate the impact of the COVID-19 pandemic on its employees and business. The worldwide spread of variants of the COVID-19 virus is expected to result in a global slowdown of economic activity which is likely to decrease demand for a broad variety of goods and services, including from our customers, while also resulting in delays in projects due to labor shortages and supplier disruptions for an unknown period of time until the disease is contained.  To date, we have experienced some delays in projects due to COVID-19, in particular supply chain issues,  which we expect to continue and to continue to have an impact on our revenue and our results of operations, the size and duration of which we are currently unable to predict. Any quarantines, the timing and length of containment and eradication solutions, travel restrictions, absenteeism by infected workers, labor shortages or other disruptions to the suppliers and contract manufacturers or customers would likely adversely impact our sales, and operating results and result in further project delays. In addition, the continued  pandemic could result in an economic downturn that could affect the ability of our customers and licensees to obtain financing and therefore impact demand for our products. Order lead times could be extended or delayed and increases we have experienced in pricing could continue to increase. Some products or services may become unavailable if the regional or global spread were significant enough to prevent alternative sourcing. Accordingly, we are considering alternative product sourcing in the event that product supply becomes problematic. We expect this global pandemic to have an impact on the Company's revenue and results of operations, the size and duration of which we are currently unable to predict. In addition, to the extent the ongoing COVID-19 pandemic adversely affects our business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties which we face.

Liquidity and Capital Resources

As of December 31, 2021 and December 31, 2020, we had an aggregate of $13,024,381 and $13,010,356, respectively, of cash and cash equivalents and short-term investments. To date, we have financed our operations from revenue generated from operations and sales of our equity and to a lesser extent debt financing.

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

In October 2021, we completed a registered direct offering and concurrent private offering pursuant to which we sold an aggregate of 975,000 shares of common stock and pre-funded warrants to purchase up to 2,189,384 shares of Common Stock and warrants to purchase 1,898,630 shares of Common Stock which resulted in net proceeds of approximately $10,488,000 after deducting underwriting commission and other expenses related to the offering.

At  December 31, 2021 and December 31, 2020, we had a cash balance and short-term investments of $13,024,381 and $13,010,356. As of December 31, 2021, our stockholders’ equity was 20,352,054 compared to $18,253,256 as of December 31, 2020. Our net loss for the years ended December 31, 2021 and 2020 was $5,908,372 and $4,508,162, respectively. This increase was primarily due to an increase in gross profit of approximately $108,000 offset by an increase in operating expenses of approximately $1,508,000 in 2021. Net cash used in operating activities was $662,759 and $2,887,950 for the years ended December 31, 2021 and 2020, respectively. The increase resulted mainly from an increase of approximately $2,678,356 in working capital, an increase of approximately $386,000 in non-cash stock compensation expense, an increase of approximately $348,000 in depreciation, an increase in loss on asset disposal of approximately $43,000, an increase in bad debt expense of approximately $157,000 offset by an increase in the overall net loss of approximately $1,400,000 in the year ended December 31, 2021 compared to year ended December 31, 2020. We anticipate our cash balance is sufficient to last at least twelve months from April 15, 2022.

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

Cash Flow Summary

	For The Year Ended December 31,

	2021	2020
Net cash provided by (used in):
Operating activities	$(662,759)	$(2,887,950)
Investing activities	(9,471,257)	(3,045,723)
Financing activities	10,148,041	17,318,358
Net increase (decrease) in cash and cash equivalents	$14,025	$11,384,685

Table of Contents

Operating activities used net cash of $662,759 during the Year ended December 31, 2021, and $2,887,950 during the Year ended December 30, 2020. Generally, our net operating cash flows fluctuate primarily based on changes in our profitability and working capital. Cash used in operating activities decreased by approximately $2,225,000 primarily due to an decrease in working capital of approximately $2,675,000 due in part to increases in accrued losses from the legacy SG Echo contracts we assumed and increases in accounts payable with the additions of operations of new entities, SG DevCorp, Chicago Airport Testing, and SG Echo, from the corresponding period of the prior year.  In addition, we had an increase of approximately $386,000 in stock-based compensation, an increase of approximately $348,000 in depreciation expense, an increase of approximately $157,000 in bad debt expense and an increase in the overall net loss of approximately $1,400,200, during the Year ended December 31, 2021 compared to the Year ended December 31, 2020.

Investing activities used net cash of $9,471,257 during the Year ended December 31, 2021, and $3,045,723 during the Year ended December 30, 2020. Cash used in investing activities increased from the corresponding period of the prior year primarily due to the purchase of property, plant and equipment of approximately $3,250,000 which includes the land purchase for the Lago Vista - Austin project, purchase of intangible assets of $42,500, an investments in two SG DevCorp entities totaling approximately $3,600,000 and we received proceeds from the sale of equipment for $225,000.

Financing activities provided net cash of $10,148,041 during the year ended December 31, 2021, and provided net cash of $17,318,358 during the Year ended December 31, 2020.  Cash provided by financing activities decreased by approximately $7,170,000 due to a decrease in proceeds from public stock offerings and proceeds from long-term note payable in the year ended 31, 2021. Cash used by financing activities for the year ended December 31, 2021 increased by approximately $3,745,000 as compared to the year ended December 31, 2020 due to distributions paid to our non-controlling interest partner, offset by an increase of approximately $707,000 in proceeds from conversion of outstanding warrants to common stock and proceeds from short-term note payable of $2,000,000.

We provide services to our construction customers in three separate phases: the design phase, the architectural and engineering phase and the construction phase. Each phase is independent of the other, but builds through a progression of concept through delivery of a completed structure. These phases may be embodied in a single contract or in separate contracts, which is typical of a design build process model. As of December 31, 2021, we had 11 projects totaling $3,217,909 under contract, which, if they all proceed to construction, will result in us constructing approximately 101,392 square feet of modular space. Of these contracts, all eleven (11) projects combine all three phases or parts thereof and including construction. We expect that all of this revenue will be realized by December 31, 2022.

Backlog may fluctuate significantly due to the timing of orders or awards for large projects and is not necessarily indicative of future backlog levels or the rate at which backlog will be recognized as revenue. The decrease in backlog at December 31, 2021 is primarily attributable to one new contract we entered into during the first quarter of 2021 for approximately $1,325,000, one new contract in the third quarter of 2021 for approximately $857,000 and one partial contract cancellation of approximately ($1,300,000), one new contract we entered into during the fourth quarter of 2021 for approximately $780,000 and one contract cancellation of approximately ($16,920,000) offset by work in progress or completed contracts during the year ended 2021 for approximately $6,793,000. We expect that all of this revenue will be realized by December 31, 2022. Backlog does not include COVID tests or testing services provided through our joint venture, Clarity Mobile Venture.

There can be no assurance that our customers will decide to and/or be able to proceed with these construction projects, or that we will ultimately recognize revenue from these projects in a timely manner or at all.

Off-Balance Sheet Arrangements

As of December 31, 2021 and 2020, we had no material off-balance sheet arrangements to which we are a party.

In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector. These agreements are typically with consultants and certain vendors. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of December 31, 2021.

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

On October 3, 2019, we entered into an Exclusive License Agreement (“ELA” ) pursuant to which we granted an exclusive license for our technology as outlined in the ELA. The ELA is described below. Under the ELA, we were to receive royalty payments based upon gross revenues earned by the licensee for commercialized products within the field of design and project management platforms for residential use, including single-family residences and multi-family residences, but excluding military housing. We have determined that the ELA granted the licensee a right to access our intellectual property throughout the license period (or its remaining economic life, if shorter), and thus recognizes revenue over time as the licensee recognizes revenue and we have the right to payment of royalties. On June 15, 2021 we terminated the Exclusive License Agreement with CPF that we had entered into on October 3, 2019. No revenue has been recognized under the ELA for the year ended December 31, 2021.

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

The Agreement also provides that CMC has engaged us to build and design, in the aggregate, approximately 100 residential and commercial units at 1100 Ridge Avenue, Atlanta, Georgia, which is known as the “Ridge Avenue, Atlanta Project.” The total cost of the project is $16,900,000. The project is a residential project but it was not subject to the recently terminated ELA. The planning stage of the project was initially delayed due to COVID-19. We are no longer participating on Ridge Avenue as CMC has decided to proceed with this project as a traditional construction build. We reported this as a cancellation within our backlog footnote, see Note 13 on this discussion. No revenue has been recognized under the Agreement during the year ended December 31, 2021.

We entered into a joint venture agreement with Clarity Lab Solutions, LLC (“Clarity Labs”) (the “JV”).  Revenue from the activities of the JV is related to clinical testing services and is recognized when services have been rendered, which is at a point in time. In addition, we formed Chicago Airport Testing, LLC which collects rental revenue. During the year ending December 31, 2021, we recognized approximately $31,400,000 in revenue related to activities through the two JV's, which is included in medical revenue on the accompanying consolidated statements of operations.

We acquired a 10% non-dilutable equity interest for JDI-Cumberland Inlet, LLC and acquired a 50% membership interest in Norman Berry II Owner LLC in the second quarter of 2021. We have determined we are not the primary beneficiary and thus will not consolidate the activities on the consolidated financial statements. We will use the equity method to report the activities as an investment in on our consolidated financial statements.

Goodwill. Goodwill represents the excess of reorganization value over the fair value of identified net assets upon emergence from bankruptcy. In accordance with the accounting guidance on goodwill, SGB performs its impairment test of goodwill at the reporting unit level each fiscal year, or more frequently if events or circumstances change that would more likely than not reduce the fair value of its reporting unit below its carrying value. Our evaluation of goodwill completed during the year ended December 31, 2021, resulted in no impairment loss.

Intangible assets – Intangible assets consist of $2,766,000 of proprietary knowledge and technology, which is being amortized over 20 years. In addition, included in intangible assets is $97,164 of trademarks, and $47,800 of website costs that are being amortized over 5 years. We evaluated intangible assets for impairment during the year ended December 31, 2021, and determined that there are no impairment losses.

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

The following is a reconciliation of EBITDA and Adjusted EBITDA to the nearest GAAP measure, net loss:

	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020
Net loss attributable to common stockholders of SG Blocks, Inc.	$(10,832,674)	$(4,692,729)
Addback interest expense	1,254	9,275
Addback interest income	(57,266)	(61,675)
Addback depreciation and amortization	605,405	239,982
EBITDA (non-GAAP)	(10,283,281)	(4,505,147)

Addback loss on asset disposal	44,081	1,012
Addback litigation expense	570,934	461,613
Addback stock-based compensation expense	1,647,391	1,261,215
Adjusted EBITDA (non-GAAP)	$(8,020,875)	$(2,781,307)

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements and the notes thereto, together with the report thereon of Whitley Penn LLP, our registered public accounting firm, dated April 15, 2022, appear beginning on page F-1 of this report.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on our assessment, we concluded that, as of December 31, 2021, our internal control over financial reporting was effective based on those criteria.

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

(c) Changes in Internal Control over Financial Reporting

There were changes made to our internal control process that improved the timely closing of our accounting records and added additional steps within our review process for complex and new transactions over financial reporting that occurred during the fourth quarter of 2021.

ITEM 9B.      OTHER INFORMATION.

None.

ITEM 9C.      DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

                Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Below is certain information regarding our directors and executive officers.

Name of Director or Executive Officer	Ages	Position	Served as an Officer and/or Director Since
Paul M. Galvin	59	Chairman of the Board and Chief Executive Officer	November 2011
Yaniv Blumenfeld	49	Director	April 2018
Maggie Coleman (1)(3)(6)	46	Director	June 2020
Christopher Melton (2)(5)	50	Director	November 2011
Joseph Safina (1)(3)	53	Director	May 2021
David Villarreal (4)(5)(7)	70	Director	May 2021
William Rogers	54	Chief Operating Officer	December 2020
Gerald Sheeran	41	Acting Chief Financial Officer	August 2019
(1)	Audit Committee Member.
(2)	Audit Committee Chairman.
(3)	Compensation Committee Member.
(4)	Compensation Committee Chairman.
(5)	Nominating and Corporate Governance Committee Member.
(6)	Nominating and Corporate Governance Committee Chair
(7)	Lead Independent Director.

Paul M. Galvin was appointed as a director and the Company’s Chief Executive Officer upon consummation of the reverse merger among CDSI Holdings Inc., CDSI Merger Sub, Inc., the Company, and certain stockholders of the Company on November 4, 2011 (the “Merger”). Mr. Galvin is a founder of SG Blocks, LLC, the predecessor entity of the Company. He has served as the Chief Executive Officer of the Company since April 2009 and as a director of the Company since January 2007. Mr. Galvin has been a managing member of TAG Partners, LLC (“TAG”), an investment partnership formed for the purpose of investing in the Company, since October 2007. Mr. Galvin brings over 30 years of experience developing and managing real estate, including residential condominiums, luxury sales and market rate and affordable rental projects. Prior to his involvement in real estate, he founded a non-profit organization that focused on public health, housing and child survival, where he served for over a decade in a leadership position. During that period, Mr. Galvin designed, developed and managed emergency food and shelter programs through New York City’s Human Resources Administration and other federal and state entities. From November 2005 to June 2007, Mr. Galvin was Chief Operating Officer of a subsidiary of Yucaipa Investments, where he worked with religious institutions that needed to monetize underperforming assets. While there, he designed and managed systems that produced highest and best use analyses for hundreds of religious assets and used them to acquire and re-develop properties across the U.S. Mr. Galvin holds a Bachelor of Science in Accounting from LeMoyne College and a Master’s Degree in Social Policy from Fordham University. He was formerly an adjunct professor at Fordham University’s Graduate School of Welfare. Mr. Galvin previously served for 10 years on the Sisters of Charity Healthcare System Advisory Board and six years on the board of SentiCare, Inc. In 2011, the Council of Churches of New York recognized Mr. Galvin with an Outstanding Business Leadership Award.

We selected Mr. Galvin to serve on our Board because he brings extensive knowledge of the real estate and finance industries and managements experience. Mr. Galvin’s pertinent experience, qualifications, attributes and skills include his expertise in real estate development and management and finance.

Yaniv Blumenfeld joined the Board of Directors in April 2018. He founded Glacier Global Partners LLC in 2009 and is responsible for its strategic direction and oversees its investments and day-to-day management, including origination, underwriting, closing, investor relations and asset management functions. Mr. Blumenfeld has over 20 years of real estate experience, 13 years of which have been with leading Wall Street firms, where he was responsible for structuring, underwriting, pricing, securitizing and syndicating over $16 billion of commercial real estate loans and equity transactions. Prior to founding Glacier Global Partners LLC, Mr. Blumenfeld was a Managing Director at The Bear Stearns Companies, Inc. and JPMorgan Chase & Co., and, in such role, was responsible for structuring and closing over $2 billion in real estate debt and equity transactions for institutional clientele. Prior to that, Mr. Blumenfeld was a Managing Director and Head of the CMBS Capital Markets Group for the U.S. at EuroHypo AG, then world’s largest real estate investment bank. In that capacity, Mr. Blumenfeld expanded the large loan CMBS group and oversaw the structuring, pricing, securitization and syndication functions and served on the bank’s investment committee in charge of approving all transactions. He designed and implemented risk-control measures, standardized underwriting and pricing models and structured over $4 billion of real estate loans. Other positions previously held by Mr. Blumenfeld include Senior Vice President at Lehman Brothers, PaineWebber/UBS and Daiwa Securities. Prior to joining the banking industry, Mr. Blumenfeld worked as a real estate consultant at Ernst & Young real estate consulting group, advising real estate owners and operators, and various investment banks. Mr. Blumenfeld received a Bachelor of Science in real estate finance from Cornell University School of Hotel Administration. He is a member of the CRE Finance Council, was a guest lecturer at Columbia University, and was a recipient of the Young Jewish Professional NYC Real Estate Entrepreneur & Achievement Award in 2013. He is also involved with various philanthropic organizations, including The American Israel Public Affairs Committee, White Plains Hospital, American Friends of Rabin Medical Center and is on the board of directors of Arts Westchester and the White Plains Business Improvement District.

We selected Mr. Blumenfeld to serve on our Board because he brings extensive knowledge of the real estate finance industry. Mr. Blumenfeld’s pertinent experience, qualifications, attributes and skills include expertise in real estate finance, risk-control, developments, investment banking and capital raising.

Maggie Coleman was appointed as a director of the Company in June of 2020. She is Managing Partner as Sera Global where she leads the Private Capital Advisory practice for real estate and is reponsible for advising leading  general partners, operating companies and managers of real assets on capital formation and fund strategy including capital raising. Additional, she oversees Sera Global's investor coverage across institutional relationships, private equity and private capital groups.  Prior to joining Sera Global, she was a Senior Managing Director and Co-Head of International Capital, Americas at Jones Lang LaSalle Incorporated (NYSE: JLL), a Fortune 500 company. In this role, Ms. Coleman led a team that was primarily focused on cross-border capital deployment from global investors across Canada, EMEA and Asia Pacific. Ms. Coleman was responsible for placing capital from international investors into JLL’s direct transactions, structuring recapitalizations and joint ventures, while also helping offshore capital acquire and finance JLL’s global investment portfolios and large single asset sales. Ms. Coleman has been involved in over $20 billion in transactions and has directed the JLL platform that has executed over $53 billion in transactions since 2011, including over $10 billion in loan sales in the US, Europe and Asia. Further, Ms. Coleman was responsible for business development, client management and the execution of global transactions and is a frequent speaker on global capital flows in the real estate sector. Ms. Coleman also served in various other positions at JLL including as Executive Vice President at JLL form 2013-209 and Managing Director for, 2016-2019. Prior to its merger with JLL in 2008, Ms. Coleman worked as a Director within the M&A Advisory Services group of Staubach Capital Markets specializing in real estate structured financial solutions and investment banking. Ms. Coleman earned a master’s degree from the University of Chicago in Political Economy and a bachelor’s degree in business economics & public policy (BEPP) and international business from Indiana University’s Kelley School of Business. Ms. Coleman is a council member of the Urban Development/Mixed-Use Council (UDMUC) at the Urban Land Institute. Commercial Property Executive named Ms. Coleman as a recipient of the “Rising Leader Award” for 2012. In 2012, Ms. Coleman also received the Catalyst Award from JLL for her achievements in team management. Ms. Coleman is affiliated with the Guild Board of the Boys & Girls Clubs of Chicago and is a member of the Board of Directors of the Jackson Chance Foundation.

We selected Ms. Coleman to serve on our Board because she brings extensive real estate investment knowledge. Ms. Coleman’s pertinent experience, qualifications, attributes and skills include expertise in real estate investment and financial literacy.

Christopher Melton was appointed as a director of the Company upon consummation of the Merger on November 4, 2011. Mr. Melton is a licensed real estate salesperson in the State of South Carolina and until June 2019 was a principal of Callegro Investments, LLC, a specialist land investor investing in the southeastern U.S., which he founded 2012. Since June 2019 he has served as a specialist Land Advisor with SVN. Mr. Melton also serves on several public and private boards, including Jupiter Wellness, Inc. since August 2019 and has served since February 2018 as chief investment officer and analyst at TNT Capital Advisors, a capital advisory firm based in Florida. He also served as a sales agent as MSK Commercial Services, a commercial real estate company, from February 2018 to June 2019. From 2000 to 2008, Mr. Melton was a Portfolio Manager for Kingdon Capital Management (“Kingdon”) in New York City, where he ran an $800 million book in media, telecom and Japanese investment. Mr. Melton opened Kingdon’s office in Japan, where he set up a Japanese research company. From 1997 to 2000, Mr. Melton served as a Vice President at JPMorgan Investment Management as an equity research analyst, where he helped manage $500 million in REIT funds under management. Mr. Melton was a Senior Real Estate Equity Analyst at RREEF Funds in Chicago from 1995 to 1997. RREEF Funds is the real estate investment management business of Deutsche Bank’s Asset Management division. Mr. Melton earned a Bachelor of Arts in Political Economy of Industrial Societies from the University of California, Berkeley in 1995. Mr. Melton earned Certification from University of California, Los Angeles’s Anderson Director Education Program in 2014.

We selected Mr. Melton to serve on our Board because he brings extensive knowledge of finance and the real estate industry. Mr. Melton’s pertinent experience, qualifications, attributes and skills include financial literacy and expertise, managerial experience and the knowledge and experience he has attained through his real estate investment and development activities.

Joseph Safina was appointed as a director of the Company on May 28, 2021. Mr. Safina is a serial entrepreneur with over thirty years of experience in investment banking working with public and privately held small to mid-cap companies. Since 1997, Mr. Safina has been the principal of Safina Capital, an “all-stage” investment firm which offers its portfolio companies investment capital, strategic insight, global relationships and operational support. He has been instrumental in helping his clients with large-scale fund-raising, merger & acquisitions, business development, marketing and financial management. In 1988, Joseph Safina joined NYSE Member firm, Gruntal & Co., as a Senior Vice President. He was a top producer and was tasked with building Gruntal’s Corporate Finance Department. He left Gruntal & Co. in 1993 and founded Nichols, Safina, Lerner & Co. Inc. (NSL) - a New York-based broker dealer. As the C.E.O. of NSL, he navigated the firm from a start-up into a 200 employee, multi-location company. Mr. Safina also headed up NSL’s trading desk, making markets in hundreds of stocks and was profiled as one of the top ten Bankers in the country in R.J. Shook’s “The Winners Circle”. Mr. Safina has raced cars professionally for over ten years and has competed at the prestigious 24 Hours at Daytona, The 12 Hours of Sebring and The 24 Hours of Dubai representing BMW, Ford and Porsche with several IMSA podium finishes. He is also a pilot, scuba diver and competitive cyclist.

We selected Mr. Safina to serve on our Board because he brings extensive knowledge of finance industry. Mr. Safina’s pertinent experience, qualifications, attributes and skills include financial literacy and expertise, managerial experience and the knowledge and experience he has attained through his investment activities.

David Villarreal was appointed as a director of the Company on May 28, 2021. Mr. Villarreal’s career spans over 40 years in various management, business and leadership capacities, beginning in 1977 when he served as Deputy Mayor and Senior Deputy Economic Development Advisor, under Mayor Tom Bradley in the City of Los Angeles. He has served since August 2014 as the Chief Administrative Officer of Affinity Partnerships, LLC, a Costco national mortgage services platform provider, with annual closed loan production of $8+ billion through a network of ten national mortgage lenders. From March 2011 to August 2014, he served as the President -Corporate Business Development, of Prime Source Mortgage, Inc. From September 2008 to September 2012, he served as a Consultant to the International Brotherhood of Teamsters.

We selected Mr. Villarreal to serve on our Board because he brings extensive knowledge of mortgage and real estate industry. Mr. Villarreal’s pertinent experience, qualifications, attributes and skills include financial literacy and expertise, managerial experience and the knowledge and experience he has attained through his real estate investment activities.

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

Mr. Galvin currently holds the Chairman and Chief Executive Officer roles. Mr. Villarreal currently serves as the Lead Independent Director appointed by the majority of the Board.

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

The Board has reviewed the materiality of any relationship that each of our directors has with the Company and has determined that each of Messrs. Villarreal, Melton and Safina, and Ms. Coleman, is “independent” in accordance with the Nasdaq Listing Rules. Mr. Galvin is not considered “independent” due to his executive position. Mr. Blumenfeld is also not considered "independent" due to compensation he received from certain business relationships he has with us.  As such independent directors comprise a majority of our Board and the members of our Audit, Compensation, and Nominating, Environmental, Social and Corporate Governance Committees are fully independent.

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

Our Board has established a separate standing Audit Committee, Compensation Committee and Nominating, Environmental, Social and Corporate Governance Committee. Each of the Audit Committee, Compensation Committee and Nominating, Environmental, Social and Corporate Governance Committee operates pursuant to a written charter, a copy of which may be viewed on the Company’s website at https://www.sgblocks.com under the “Investors — Corporate Governance” tab.

Audit Committee

The members of our Audit Committee are Mr. Melton, who serves as chairperson, Mr. Safina and Ms. Coleman. The Audit Committee Charter requires that the Audit Committee consist of at least three members of the Board, each of whom is required to be independent as defined by Nasdaq and SEC rules. The Board has determined that each member of the Audit Committee is independent, as defined by Rule 10A-3 of the Exchange Act and Nasdaq Marketplace Rule 5605(a)(2). The Board has also determined that Mr. Melton is an “audit committee financial expert,” as defined in Item 407(d)(5) of Regulation S-K under the Exchange Act.

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

All audit services to be provided to the Company by our independent public accounting firm, Whitley Penn, are pre-approved by the Audit Committee prior to the initiation of such services (except for items exempt from pre-approval requirements under applicable laws and rules). The Audit Committee approved all services provided by Whitley Penn to us during 2021.

Compensation Committee

The members of our Compensation Committee are Mr. Villarreal, who serves as chairperson, Ms. Coleman and Mr. Safina. The Compensation Committee Charter requires that the Compensation Committee consist of at least two members of the Board, each of whom is required to be independent as defined by Nasdaq rules. The Board has determined that each member of the Compensation Committee is independent, as defined in Nasdaq Marketplace Rule 5605(a)(2).

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

In performing its functions, the Compensation Committee may retain or obtain the advice of such compensation consultants, legal counsel and other advisors. In September 2020, the Compensation Committee engaged Haigh & Company as its independent compensation consultant. With the assistance of Haigh & Company, the Compensation Committee developed and implemented an organizational framework covering salary, annual bonus and equity ownership, with the goal of attracting and retaining talented individuals who are critical to the Company’s long-term success and aligning pay with performance. Based on the information received from the consultant, the Compensation Committee believes that the work Haigh & Company performed in 2020 did not raise a conflict of interest and that it was fully independent. The Compensation Committee had previously engaged Haigh & Company in February 2018 as its independent compensation consultant.

Nominating, Environmental, Social and Corporate Governance Committee

The members of our Nominating, Environmental, Social and Corporate Governance Committee are Ms. Coleman, who serves as the chairperson, Mr. Melton and Mr. Villarreal. The Nominating, Environmental, Social and Corporate Governance Committee Charter requires that the Nominating, Environmental, Social and Corporate Governance Committee consist of at least two members of the Board, each of whom is required to be independent as defined by Nasdaq rules. The Board has determined that each member of the Nominating, Environmental, Social and Corporate Governance Committee is independent, as defined in Nasdaq Marketplace Rule 5605(a)(2). Specific responsibilities of the Nominating, Environmental, Social and Corporate Governance Committee include: (i) considering and recommending to the Board, candidates for election to the Board; (ii) considering recommendations and proposals submitted by stockholders in respect of Board nominees, establishing policies in respect of such recommendations and proposals (including stockholder communications with the board of directors), and recommending any action to the Board in respect of such stockholder recommendations and proposals; (iii) identifying, evaluating and recommending to the board of directors, candidates to serve on committees of the Board; (iv) assessing the performance of the Board; (v) reviewing the Company’s sustainability and societal impact and (vi) reviewing risk governance structure, risk assessment and risk management practices and guidelines, policies and processes for risk assessment and risk management, including cyber security measures.

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

Family Relationships

There are no family relationships between the directors of the Board or any of the executive officers of the Company.

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

Based solely on a review of the copies of such forms that were received by us, or written representations from certain reporting persons that no Forms 5 were required for those persons, we are not aware of any failures to file reports or report transactions in a timely manner during the year ended December 31, 2021.

Code of Business Conduct and Ethics

Our Board has adopted a Code of Business Conduct and Ethics that applies to all of our employees, officers and directors, including our principal executive officer, principal financial officer and principal accounting officer. The Code of Business Conduct and Ethics is posted on our website at https://www.sgblocks.com under the “Investors — Corporate Governance” tab, and is available free of charge, upon request to our Corporate Secretary at SG Blocks, Inc., 5011 Gate Parkway, Building 100, Suite 100, Jacksonville, Florida 32256; telephone number: (646) 240-4235. Any substantive amendment of the Code of Business Conduct and Ethics, and any waiver of the Code of Business Conduct and Ethics for executive officers or directors, will be made only after approval by the Board or a committee of the Board and will be disclosed on our website. In addition, any such waiver will be disclosed within four days on a Form 8-K filed with the SEC if then required by applicable rules and regulations.

ITEM 11.  EXECUTIVE COMPENSATION.

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

The following discussion and table relates to compensation arrangements on behalf of, and compensation paid by our Company to, our “named executive officers”: Paul M. Galvin, Gerald Sheeran, and William Rogers.

Summary Compensation Table

The following table sets forth all compensation awarded to, paid to or earned by the following named executive officers for the fiscal years ended December 31, 2021 and 2020:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	All Other Compensation ($)(2)	Total ($)
Paul M. Galvin,	2021	$400,000	$100,000	$1,183,000	$40,657	$1,723,657
Chairman and Chief Executive Officer	2020	$330,945	$—	$1,274,096	$36,674	$1,641,715

Gerald Sheeran,	2021	$191,250	$64,250	$338,000	$17,529	$611,029
Acting Chief Financial Officer and Controller	2020	$157,500	$—	$150,030	$33,694	$341,224

William Rogers	2021	$300,000	$75,000	$802,750	$9,903	$1,187,653
Chief Operating Officer	2020	$20,000	$—	$—	$5,769	$25,769

(1)

On October 1, 2021, the Compensation Committee granted RSUs with a value of $1,183,000 to Mr. Galvin, $802,750 to Mr. Rogers and $338,000 to Mr. Sheeran. On April 14, 2020, the Compensation Committee granted RSUs with a value of $53,935 to Mr. Galvin and $14,280 to Mr. Sheeran. On September 23, 2020 the Compensation Committee awarded, RSUs with a value of $135,750 to Mr. Sheeran. On December 9, 2020, the Compensation Committee awarded RSUs with a value of $1,220,161 to Mr. Galvin. This column indicates the aggregate grant date fair value, as determined in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation — Stock Compensation (“FASB ASC Topic 718”). See “Note 19 — Share-based Compensation” of the Notes to Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2021 for an explanation of the assumptions made in valuing these awards.

(2)	For 2021, all other compensation consisted of: Mr. Galvin — automobile allowance of $9,600, medical insurance allowance of $29,257 and phone allowance of $1,800; Mr. Sheeran — phone allowance of $1,500, automobile allowance of $1,500, $5,125 matching contributions under the Company's 401(k) plan, medical insurance allowance of $9,404; Mr. Rogers — medical insurance allowance of $8,278 and $1,625 phone allowance. For 2020, all other compensation consisted of: Mr. Galvin — automobile allowance of $10,400, medical insurance allowance of $24,474 and phone allowance of $1,800; Mr. Rogers — other allowances of $5,769 Mr. Sheeran — phone allowance of $1,500, medical insurance allowance of $7,894, other allowances of $22,500 and $1,800 matching contributions under the Company’s qualified 401(k) plan.

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

On August 22, 2019, the Board appointed Gerald Sheeran, the former Controller of the Company, as the acting Chief Financial Officer of the Company. Effective on August 21, 2019, the annual base salary of Mr. Sheeran increased from $120,000 to $180,000 as a result of his appointment to Acting Chief Financial Officer. The annual base salary for Mr. Sheeran decreased from $180,000 to $120,000 effective December 1, 2019. On May 15, 2020, the annual base salary for Mr. Sheeran increased from $120,000 to $180,000. On September 30, 2021, we entered into an employment agreement with Mr. Sheeran as described further below under “Employment Agreements” pursuant to which the annual base salary for Mr. Sheeran increased from $180,000 to $225,000.

On December 7, 2020, the Company appointed William Rogers to serve as the Company’s Chief Operations Officer with an annual base salary of $300,000 per year.  On September 27, 2021, we entered into an employment agreement with William Rogers as described further below under “Employment Agreements”.

Pursuant to the terms of the Rogers Employment Agreement, October 1, 2021, Mr. Rogers was issued  a restricted stock grant under our Stock Incentive Plan, as amended (the “Plan”), of 37,500 shares of the Company’s common stock, vesting upon issuance, and the grant to Mr. Rogers of a restricted stock grant under the Plan of 200,000 shares of our common stock, vesting monthly over two years.

Bonus Payments

No bonuses were earned by any named executive officer for 2020. Bonus were accrued in 2021 for Mr. Galvin for $100,000, Mr. Rogers for $75,000 and Mr. Sheeran for $56,250 and subsequently paid in 2022.  Mr. Sheeran had a bonus of $8,000 in 2021 that was approved by management prior to Mr. Sheeran entering into the executive employment agreement.

Stock Options

In the past, we generally offered stock options to our key employees, including our named executive officers, as the long-term incentive component of our compensation program. Our stock options allow key employees to purchase shares of our Common Stock at a price per share equal to the fair market value of our common stock on the date of grant, and may be intended to qualify as “incentive stock options” under the Internal Revenue Code. No stock options were granted to any named executive officer for 2021 or 2020.

Employment Agreements

The following discussion relates to compensation arrangements on behalf of, and compensation paid by the Company to, Messrs. Galvin, and Armstrong pursuant to the terms of their employment/consulting agreements with the Company.

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

William Rogers

On September 27, 2021, we entered into an executive employment agreement with William Rogers to employ Mr. Rogers as the Company’s Chief Operating Officer for an initial term of two (2) years, which provides for an annual base salary of $300,000, a discretionary bonus of up to 25% of his base salary upon achievement of objectives as may be determined by the Company’s board of directors, term life insurance coverage equal to two (2) times annual base salary, three weeks’ vacation and severance in the event of a termination without cause in amount equal to one year’s annual base salary and benefits.

Pursuant to the terms of the Rogers Employment Agreement, October 1, 2021, Mr. Rogers was issued a restricted stock grant under our Stock Incentive Plan, as amended (the "Plan"), of 37,500 shares of the Company’s common stock, vesting upon issuance, and a restricted stock grant under the Plan of 200,000 shares of our common stock, vesting monthly over two years.

Mr. Rogers is subject to a one-year post-termination non-compete and non-solicit of employees and clients. He is also bound by confidentiality provisions.

Gerald Sheeran

On September 30, 2021, we entered into an executive employment agreement with Gerald Sheeran to employ Mr. Sheeran as the Company’s Acting Chief Financial Officer for an initial term of two (2) years, which provides for an annual base salary of $225,000, a discretionary bonus of up to 25% of his base salary upon achievement of objectives as may be determined by the Company’s board of directors, a car allowance and severance in the event of a termination without cause in amount equal to equal to one year’s annual base salary and benefits.

Pursuant to the terms of the employment agreement, we issued a restricted stock grant under the Plan of 100,000 shares of common stock, vesting quarterly over two (2) years.

Mr. Sheeran is subject to a one-year post-termination non-compete and non-solicit of employees and clients. He is also bound by confidentiality provisions.

RSU Grants

On October 1, 2021, the Company's Compensation Committee (the “Compensation Committee”) of the Board of Directors of SG Blocks, Inc. granted the following awards of restricted stock units (RSUs) under the Plan: (i) Paul Galvin, the Company’s Chairman and CEO, 350,000 RSUs under the Plan vesting quarterly over two years, (ii) William Rogers, the Company’s Chief Operating Officer, 37,500 RSUs under the Plan vesting upon issuance and 200,000 RSU’s under the Plan vesting monthly over two years, (iii) Gerald Sheeran, the Company’s Acting Chief Financial Officer, 100,000 RSUs under the Plan vesting quarterly over two years.

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding the outstanding option awards held by the named executive officers as of December 31, 2021:

		Options Awards				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)
Paul M. Galvin	10/1/2021	—	—	—	—	306,250(9)	$575,750
	3/22/2019	—	—	—	—	590(7)	$1,110
	3/30/2018	4,108(5)	—	92.20	3/30/2028	—	—
	3/10/2017	5,298(1)	—	$100.00	3/10/2027	—	—
	3/10/2017	3,973(1)	—	$120.00	3/10/2027	—	—
	1/30/2017	4,841(2)	—	$60.00	1/30/2027	—	—
	11/01/2016	4,914(3)	—	$60.00	11/01/2026	—	—
	11/01/2016	667(4)	—	$60.00	11/01/2026	—	—

William Rogers	10/1/2021	—	—	—	—	175,000(10)	$329,000

Gerald Sheeran	10/1/2021	—	—	—	—	87,500(9)	164,500
	09/23/2020	—	—	—	—	25,000(8)	32,696
	03/30/2018	1,250(6)	—	$92.20	3/30/2028	—	—

57

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

(4)	Mr. Galvin received these options in connection with their service as directors of the Company. The options vested in equal quarterly installments on the last day of each fiscal quarter following the date of grant and vested in full as of September 30, 2017.
(5)	These options vest in equal quarterly installments over a two year period, beginning March 31, 2018, and vested in full as of December 31, 2019.
(6)	These options vest in equal quarterly installments over a three year period, beginning March 30, 2018, and vest in full as of March 31, 2021.
(7)	The shares subject to these restricted stock units vest in three equal installments over a three year period, beginning December 31, 2020, and vest in full as of December 31, 2022.
(8)	The shares subject to these restricted stock units vest over a two year period with 1/3 due at grant, 1/3 on the one year anniversary of the grant date and 1/3 on the two year anniversary of the grant date, beginning September 23,2020, and vest in full as of September 23, 2022.
(9)	The shares subject to these restricted stock units vest in quarterly installments over a two year period, beginning October 1, 2021, and vest in full as of September 30, 2023.
(10)	The shares subject to these restricted stock units vest in equal monthly installments over a two year period, beginning October 1, 2021, and vest in full as of September 30, 2023.

DIRECTOR COMPENSATION

Compensation Program

Our director compensation program is designed to attract and retain highly qualified directors and align their interests with those of our stockholders. We compensate directors who are not employed by the Company with a combination of cash and equity awards. Mr. Galvin did not receive any compensation for serving on our Board in 2021.

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

During its annual review of the director compensation program in 2020, the Compensation Committee considered an analysis prepared by its independent consultant, Haigh & Company, which summarized director compensation trends for independent directors and pay levels at the same peer companies used to evaluate the compensation of our named executive officers. Following this review, and after considering the advice of Haigh & Company about market practices and pay levels, the Compensation Committee recommended, and the Board approved, the new compensation program for non-employee directors described below, which remained in effect during 2021.

Cash Fees

The following table sets forth the cash fee schedule for compensating non-employee directors from January 2021 through December 2021:

1/21 – 12/21
Annual Board Retainer	$40,000
Lead Independent Director	$12,500
Audit Committee Chair	$12,500
Compensation Committee Chair	$12,500
Nominating, Environmental, Social and Corporate Governance Committee Chair	$7,500

The above fees are to be paid quarterly in four equal installments, to each person serving as a non-employee director at the time when such payment is made. Non-employee directors may choose to receive the annual Board retainer as equity in restricted stock units (“RSUs”), in, effective January 15 of the year in which the annual cash retainer is otherwise earned. Among other things, each RSU granted represents the right to receive one share of Common Stock; vests one year after grant, subject to the recipient’s continued service as a director of the Company through such date; and is payable six months after the termination of the director from the Board or death or disability. Directors receive no additional per-meeting fee for Board or committee meeting attendance.

Annual Equity Awards

In addition, pursuant to the Plan, during 2021 non-employee directors received an annual grant of 11,834 RSUs (the “Equity Awards”), with a grant date value of approximately $40,000. The RSUs were issued on October 1, 2021 and vest monthly over one year from the date of grant and, if earlier, in full on the date of the 2022 Annual Meeting of Shareholders.

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

DIRECTOR COMPENSATION TABLE

The following table sets forth information regarding all forms of compensation that were both earned by and paid to our non-employee directors during the year ended December 31, 2021. The compensation arrangements for Mr. Galvin is disclosed in the Summary Compensation Table set forth in the “Executive Compensation” section of this Annual Report on Form 10-K. Mr. Galvin did not receive compensation for his services as a director during the year ended December 31, 2021.

Name	Fees Earned or Paid in Cash ($)	Stock Awards(1)	All Other Compensation ($)	Total
Yaniv Blumenfeld	$40,000	$39,999	$—	$79,999
Maggie Coleman	$50,000	$39,999	$—	$89,999
Christopher Melton	$62,500	$39,999	$—	$102,499
Joseph Safina	$23,333	$39,999	$—	$63,332
David Villarreal	$37,917	$39,999	$—	$77,916

(1)	This column indicates the aggregate grant date fair value, as determined in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation — Stock Compensation (“FASB ASC Topic 718”), of the RSUs granted in April and November 2020. See “Note 19 — Share-based Compensation” of the Notes to Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2021 for an explanation of the assumptions made in valuing these awards.
(2)	Does not include $66,295.53 paid to a company controlled by Mr. Blumenfeld for development work related to the Company’s Lago Vista project and $75,000 in consulting fees paid to Mr. Blumenfeld’s spouse $75,000 in connection with the Company’s Covid 19 testing program.

(3)	Mr. Safina and Mr. Villarreal joined the Board in May 2021.

The aggregate number of option and stock awards outstanding (including exercisable and unexercised stock options and vested and unvested RSUs) as of December 31, 2021 for each non-employee director was as follows:

Name	Option Awards (#)	Stock Awards (#)
Yaniv Blumenfeld	—	30,625
Maggie Coleman	—	32,754
Christopher Melton	833	30,625
Joseph Safina	—	11,834
David Villareal	—	11,834

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Unless otherwise indicated the mailing address of each of the stockholders below is c/o SG Blocks, Inc., 5011 Gate Parkway, Building 100, Suite 100, Jacksonville, Florida 32256. Except as otherwise indicated, and subject to applicable community property laws, except to the extent authority is shared by both spouses under applicable law, the Company believes the persons named in the table have sole voting and investment power with respect to all shares of common stock held by them.

The following table sets forth certain information, as of April 11, 2022, with respect to the beneficial ownership of our common stock by each of the following:

•         each person who is known by us to be the beneficial owner of more than 5% of our outstanding stock;

•         each of our directors;

•         each of our named executive officers; and

•         all of our directors and executive officers as a group.

As of April 11, 2021, we had 12,006,873 shares of common stock outstanding.

We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws.

	Common	Shares subject to Options &	Total Number of Shares Beneficially	Percentage
Name of Beneficial Owner(1)	Stock	RSU	Owned	Ownership
Executive Officers & Directors
Paul M. Galvin, Chairman and Chief Executive Officer(2)	6,170	496,402	502,572	4%
Yaniv Blumenfeld, Director(3)	1,556	26,679	28,235	*
Christopher Melton, Director(4)	557	27,512	28,069	*
Maggie Coleman, Director(5)	—	28,808	28,808	*
William Rogers(6)	—	104,167	104,167	*
Gerald Sheeran, Acting Chief Financial Officer(7)	417	79,250	79,667	*
Joseph Safina, Director (8\)	—	7,888	7,888	*
David Villarreal, Director (9)	—	7,888	7,888	*

All Current Executive Officers and Directors, as a group (9 persons)	9,522	827,994	837,516	6.5%

5% or Greater Stockholders
E. Bran Bagley (10)	626,500	—	626,500	5.2%

*	Less than 1% ownership interest.

(1)	The number of shares and the percent beneficially owned by each entity or individual are based upon 12,006,873 shares of common stock outstanding and assume the exercise of all exercisable options and vesting of all outstanding time-based restricted stock units (including those that would be exercisable or vested within 60 days of April 11, 2022). The percent beneficially owned is a fraction, the numerator of which is the number of shares of common stock beneficially owned by each entity or individual (including any exercisable options, as described herein) and the denominator of which is the number of outstanding shares of common stock plus the number of shares of common stock which would be issued upon (i) exercise by the subject entity or individual of such entity or individual’s own options and warrants and (ii) vesting of outstanding time-based restricted stock units. This method of computing the percent beneficially owned results in the aggregate ownership percentages of all owners exceeding 100%.

(2)	Includes 5,663 shares of common stock held directly by Mr. Galvin and 507 shares held by TAG Partners, LLC (“TAG”), an investment partnership formed for the purpose of investing in the Company. Mr. Galvin is a managing member of and has a controlling interest in TAG and may be deemed to beneficially own the share of common stock held by TAG, over which he has shared voting and dispositive power. Mr. Galvin disclaims beneficial ownership of the shares of common stock held by TAG except to the extent of his pecuniary interest therein. Also includes 23,800 options to purchase our common shares presently exercisable or exercisable within 60 days of April 11, 2022. Includes 472,602 in vested RSUs and does not include 263,090 unvested RSUs that will not vest within 60 days of April 11, 2022.

(3)	Includes 1,556 shares of common stock directly held by Mr. Blumenfeld. Includes 26,679 in vested RSUs and does not include 3,946 unvested RSUs that will not vest within 60 days of April 11, 2022.

(4)	Includes 20 shares of common stock held in Mr. Melton’s retirement account, which Mr. Melton indirectly owns, and 537 shares of common stock held directly by Mr. Melton. Includes 833 options held by Mr. Melton to purchase our common stock presently exercisable or exercisable within 60 days of April 11, 2022. Includes 26,679 in vested RSUs and does not include 3,946 unvested RSUs that will not vest within 60 days of April 11, 2022.

(5)	Includes 28,808 in vested RSUs and does not include 3,946 unvested RSUs that will not vest within 60 days of April 11, 2022.

(6)	Includes 104,167 in vested RSUs and does not include 133,333 unvested RSUs that will not vest within 60 days of April 11, 2022.

(7)	Includes 417 shares of common stock held by Mr. Sheeran. Also includes 1,250 options to purchase common stock presently exercisable or exercisable within 60 days of April 11, 2022. Includes 78,000 in vested RSUs and does not include 100,000 unvested RSUs that will not vest within 60 days of April 11, 2022.

(8)	Includes 7,888 in vested RSUs and does not include 3,946 unvested RSUs that will not vest within 60 days of April 11, 2022.

(9)	Includes 7,888 in vested RSUs and does not include 3,946 unvested RSUs that will not vest within 60 days of April 11, 2022.

(10)

Share ownership information is based on information contained in a Schedule 13G filed with the Securities and Exchange Commission on November 29, 2021 by E. Bryan Bagley. E. Bryan Bagley has sole voting and dispositive power with regard to 316,500 shares of our common stock and shares voting and shares dispositive power with respect to 310,000 shares of our common stock.   The principal business address for, E..Bryan Bagley is 1470 Arlington Drive, Salt Lake City, Utah 84103.

Equity Compensation Plan Information

See Part I, Item 5— Equity Compensation Plan Information for certain information regarding our equity compensation plans.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

The following is a summary of transactions since January 1, 2020 to which we have been a party in which the amount involved exceeded $120,000 and in which any of our executive officers, directors or beneficial holders of more than five percent of our capital stock had or will have a direct or indirect material interest, other than compensation arrangements and equity awards granted to our executive officers and directors during 2020 and 2021 that are described under the sections of this proxy statement entitled “Executive Compensation” and “Director Compensation”.

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

The Company Note and Galvin Note were issued pursuant to the Loan Agreement and Promissory Note, dated October 3, 2019, as amended on October 15, 2019 and November 7, 2019 by and between the CPF GP and the Company, and bear interest at five percent (5%) per annum, payable, together with the unpaid principal amount of the promissory notes, on the earlier of the July 31, 2023 maturity date or upon the liquidation, redemption sale or issuance of a dividend upon the LLC interests in CPF MF 2019-1 LLC, a Texas limited liability company of which CPF GP is the general partner. The terms of the Galvin Note, however, provide that all interest payments due to Mr. Galvin under the Galvin Note shall be paid directly to, and for the benefit of, the Company. In connection with the issuance of the Company Note and the Galvin Note, CPF GP, the Company and Mr. Galvin entered into a Security Agreement, dated January 21, 2020, pursuant to which CPF GP granted a security interest in its LLC interests in CPF MF 2019-1 LLC to the Company and Mr. Galvin to secure its obligations thereunder. Subsequent to the year ended December 31, 2021, the Galvin Note was assigned to the Company and the principal amount of $100,000 was returned to Mr. Galvin. The Company has a promissory note in the principal amount of $100,000 and the assignment of the promissory note occurred in January 2022.

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

During 2021, the Company paid a company controlled by Yaniv Blumenfeld $66,296 for development work related to the Company’s Lago Vista project and paid Mr. Blumenfeld’s spouse $75,642 in consulting fees in connection with the Company’s COVID-19 testing program.

Related Party Review Procedures

Pursuant to our Audit Committee charter, our Audit Committee reviews on an on-going basis our policies and procedures for reviewing and approving or ratifying all “Related Party Transactions” (defined as transactions required to be disclosed pursuant to Item 404 of Regulation S-K), including the Company’s Related Person Transaction Policy, and recommend any changes to the Board. In accordance with our Related Person Transaction Policy and Nasdaq Rule 4350 (h), the Audit Committee conducts appropriate review and oversight of all related person transactions for potential conflict of interest situations on an ongoing basis. Any transaction with a related person is subject to our written policy for transactions with related persons. Pursuant to such policy, our Audit Committee reviews in advance all related person transactions. The Audit Committee approves only those related person transactions that are determined to be in, or not inconsistent with, the best interests of the Company and its stockholders, taking into account all available facts and circumstances as the Audit Committee determines in good faith to be necessary. These facts and circumstances will typically include, but not be limited to: whether the transaction was undertaken in the ordinary course of business of the Company; the purpose and potential benefits of the transaction to the Company; the terms of the transaction and of comparable transactions that would be available to unrelated third parties or to employees generally; and the impact on a director’s independence in the event the related person is a director, an immediate family member of a director or an entity in which a director is a partner, stockholder or executive officer. In reviewing and approving such transactions, the Audit Committee obtains, or will direct management to obtain on its behalf, all information that the Audit Committee believes to be relevant and important to a review of the transaction prior to its approval. The Audit Committee may adopt any further policies and procedures relating to the approval of related person transactions that it deems necessary or advisable from time to time.

Director Independence

The information included under the heading “Director Independence” in Part III, Item 10 is hereby incorporated by reference into this Item 13.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Whitley Penn LLP serves as our independent registered public accounting firm.

Independent Registered Public Accounting Firm Fees

The following table sets forth the aggregate fees for professional service rendered by Whitley Penn for each of the last two fiscal years:

	2021	2020
Audit fees(1)	$225,000	$199,500
Audit-related fees(2)	—	—
Tax fees(3)	—	—
All other fees(4)	—	—
Totals	$225,000	$199,500

(1)	Audit fees include fees paid to Whitley Penn for professional services rendered for the audit for our annual financial statements and reviews of the financial statements included in our Quarterly Reports on Form 10-Q and fees related to securities registration statements and related comfort letter procedures.
(2)	Audit-related fees principally involve other assurance and related services.
(3)	Tax services include tax compliance and tax planning consulting services. No tax services were performed for us by Whitley Penn in 2021 or 2020.
(4)	No other services were performed for us by Whitley Penn in 2021 or 2020.

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

PART IV

ITEM 15.      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1)     INDEX TO 2021 CONSOLIDATED FINANCIAL STATEMENTS:

Our financial statements and the notes thereto, together with the report thereon of Whitley Penn LLP, our registered public accounting firm, dated April 15, 2022, appear beginning on page F-1 of this Annual Report. See Table of Contents of the Consolidated Financial Statements included in this Annual Report.

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

3.4	Certificate of Amendment to Certificate of Designation, dated May 11, 2017 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on May 12, 2017 (File No. 001-38037)).
3.5	Certificate of Elimination of Series A Convertible Preferred Stock, dated December 13, 2018 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on December 17, 2018 (File No. 001-38037)).
3.6	Certificate of Amendment to the Amended and Restated Certificate of Incorporation dated June 5, 2019 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on June 5, 2019 (File No. 001-38037)).
3.7	Form of Certificate of Designation of the Series B Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.7 to the Registration Statement on Form S-1/A as filed by SG Blocks, Inc. with the Securities and Exchange Commission on December 9, 2019 (File No. 333-235295))
3.8	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, as amended, of SG Blocks, Inc. (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on February 5, 2020 (File No. 001-38037)).
3.9	Amended and Restated Bylaws of SG Blocks, Inc. dated June 4, 2021 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on June 7, 2021 (File No. 001-38037)).

4.1	Form of Warrant to Purchase Common Stock (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on July 14, 2017 (File No. 001-38037)).

4.2	Form of Indenture (incorporated herein by reference to Exhibit 4.2 to the Registration Statement on Form S-3 as filed by SG Blocks, Inc. with the Securities and Exchange Commission on December 18, 2018 (File No. 333-228882)).
4.3	Form of Common Stock Purchase Warrant (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on May 1, 2019 (File No. 001-38037)).
4.4	Form of Series A Common Stock Purchase Warrant (incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on May 1, 2019 (File No. 001-38037)).
4.5	Form of Representative’s Warrant Agreement (incorporated herein by reference to Exhibit 4.1 of the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on July 31, 2019 (File No. 001-38037)).
4.6	Form of 9% Secured Note (incorporated herein by reference to Exhibit 4.1 of the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on February 6, 2020 (File No. 001-38037)
4.7	Form of Representative’s Warrant (incorporated herein by reference to Exhibit 4.14 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on May 5, 2020 (File No. 333-237682)).

4.8

Form of Pre-Funded Warrant (incorporated herein by reference to Exhibit 4.15 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on May 5, 2020 (File No. 333-237682)).

4.9*	Description of Capital Stock
10.1#	Form of SG Blocks, Inc. Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on November 1, 2016 (File No. 000-22563)).

10.2#	Form of SG Blocks, Inc. Nonqualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on November 1, 2016 (File No. 000-22563)).

10.3#	Form of Director Indemnification Agreement (incorporated herein by reference to Exhibit 10.1 to the Registration Statement on Form S-1 as filed by SG Blocks, Inc. with the Securities and Exchange Commission on February 6, 2017 (File No. 333-215922)).
10.4#	SG Blocks, Inc. Stock Incentive Plan (incorporated herein by reference to Exhibit 10.10 to the Registration Statement on Form S-1 as filed by SG Blocks, Inc. with the Securities and Exchange Commission on February 6, 2017 (File No. 333-215922)).

10.5#	Executive Employment Agreement, effective as of January 1, 2017, between Paul M. Galvin and SG Blocks, Inc. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on March 14, 2017 (File No. 000-22563)).

68

10.16#

Amendment No. 1 to the SG Blocks, Inc. Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on June 5, 2018 (File No. 001-38037)).

10.17#

Form of SG Blocks, Inc. Restricted Share Unit Agreement (Non-Employee Directors) (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on July 30, 2018 (File No. 001-38037)).

10.18#

Form of Restricted Share Unit Agreement (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q as filed by SG Blocks, Inc. with the Securities and Exchange Commission on August 14, 2019 (File No. 001-38037)).

10.19#

Form of Restricted Share Unit Agreement (Special Bonus) (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q as filed by SG Blocks, Inc. with the Securities and Exchange Commission on August 14, 2019 (File No. 001-38037)).

10.20

Exclusive License Agreement, entered into as of October 3, 2019 by and between SG Blocks, Inc. and CPF MF 2019-1 LLC (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on October 9, 2019 (File No. 001-38037))

10.21

Loan Agreement and Promissory Note, dated effective October 3, 2019, between SG Blocks, Inc., as lender, and CPF GP 2019-1 LLC, as borrower (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on October 9, 2019 (File No. 001-38037))

10.22

Right of First Refusal Agreement, entered into as of October 9, 2019 by and between SG Blocks, Inc. and CMC Development LLC (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on October 15, 2019 (File No. 001-38037))

10.23

Amendment to Loan Agreement and Promissory Note between SG Blocks, Inc. and CPF GP 2019-LLC (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on October 15, 2019 (File No. 001-38037))

10.24

Second Amendment to Loan Agreement and Promissory Note dated November 7, 2019 between CPF GP 2019-1 LLC and SG Blocks, Inc (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on November 13, 2019 (File No. 001-38037)).

10.25	Amendment No. 1 to Exclusive License Agreement, entered into as of October 3, 2019 by and between SG Blocks, Inc. and CPF MF 2019-1 LLC (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q as filed by SG Blocks, Inc. with the Securities and Exchange Commission on November 14, 2019 (File No. 001-38037))
10.26	Waiver of Warrant (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on December 13, 2019 (File No. 001-38037)).
10.27	Promissory Note, dated January 21, 2020, issued by CPF GP 2019-1 LLC to SG Blocks, Inc. (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on January 23, 2020 (File No. 001-38037)

69

10.28

Promissory Note, dated January 21, 2020, issued by CPF GP 2019 -1 LLC to Paul Galvin (incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on January 23, 2020 (File No. 001-38037)

10.29

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

10.31

Form of Pledge Agreement (incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on February 6, 2020 (File No. 001-38037)

10.32	Distributorship Agreement between Osang Healthcare Co., Ltd. and SG Blocks, Inc., effective as of April 28, 2020 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2020 (File No. 001-38037))
10.33	Amendment to Distributorship Agreement between Osang Healthcare Co., Ltd. and SG Blocks, Inc., dated April 30, 2020 (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2020 (File No. 001-38037)).
10.34	Agreement between Osang Group Co. Ltd. and SG Blocks, Inc., dated May 1, 2020 (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2020 (File No. 001-38037)).
10.35#	Amendment No. 2 to the SG Blocks, Inc. Stock Incentive Plan (incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on June 25, 2020 (File No. 001-38037))
10.36#	Asset Purchase Agreement by and between SG Echo, LLC and Echo DCL, LLC, dated September 17, 2020 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 22, 2020 (File No. 001-38037)).
10.37	Unimproved Property Contract, dated February 25, 2021, by and between SG Blocks, Inc. and Northport Harbor LLC (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on May 11, 2021 (File No. 001-38037)).
10.38	Settlement and Mutual Release Agreement, dated June 15, 2021, by and among CPF GP 2019-1 LLC, Capital Plus Financial, LLC and SG Blocks, Inc. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on June 21, 2021 (File No. 001-38037)).
10.39	Termination of Exclusive License Agreement, effective June 15, 2021 (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on June 21, 2021 (File No. 001-38037)).
10.40	Assignment of Limited Rights Under Membership Interest Redemption Agreement, dated June 15, 2021, by and among Capital Plus Financial, LLC, SG Blocks, Inc. and CPF GP 2019-1 LLC (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on June 21, 2021 (File No. 001-38037)).
10.41	Operating Agreement by and between SGB Development Corp., Jacoby Development, Inc. and JDI-Cumberland Inlet. LLC, dated June 24, 2021 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on June 28, 2021 (File No. 001-38037)).
10.42	Fabrication and Building Services Agreement by and between JDI-Cumberland Inlet, LLC and SG Echo, LLC, dated June 24, 2021 (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on June 28, 2021 (File No. 001-38037)).
10.43	Real Estate Lien Note, dated July 14, 2021, in the principal amount of $2,000,000 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on July 19, 2021 (File No. 001-38037)).
10.44	Deed of Trust, dated July 14, 2021 (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on July 19, 2021 (File No. 001-38037)).
10.45	Assignment of Leases and Rents, dated July 8, 2021 (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on July 19, 2021 (File No. 001-38037)).
10.46	Amendment No. 3 to the SG Blocks, Inc. Stock Incentive Plan (incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on July 14, 2021 (File No. 001-38087)).
10.47	Employment Agreement, dated September 27, 2021, between SG Blocks, Inc. and William Rogers (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on October 1, 2021 (File No. 001-38037)).
10.48	Employment Agreement, dated September 30, 2021, between SG Blocks, Inc. and Gerald Sheeran (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on October 1, 2021 (File No. 001-38037)).

70

10.49	Placement Agency Agreement, dated as of October 25, 2021, by and between the Company and the Placement Agent (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on October 26, 2021 (File No. 001-38037)).
10.50	Form of Securities Purchase Agreement, dated as of October 25, 2021 by and between the Company and the Purchaser named therein (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on October 26, 2021 (File No. 001-38037)).
10.51	Lease Agreement by and between SG Echo LLC and May Properties, LLC, dated October 28, 2021 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on November 2, 2021 (File No. 001-38037)).
10.52	Guaranty by SG Blocks, Inc. dated October 28, 2021 (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on November 2, 2021 (File No. 001-38037)).
10.53	Loan Agreement by and among SG Echo LLC, The Durant Industrial Authority and SG Blocks, Inc., as guarantor, dated October 29, 2021 (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on November 2, 2021 (File No. 001-38037)).
10.54	Forgivable Promissory Note, dated October 29, 2021, issued by SG Echo LLC (incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on November 2, 2021 (File No. 001-38037)).
21.1*	List of Subsidiaries*
23.1*	Consent of Whitley Penn LLP, Independent Registered Public Accounting Firm
24.1*	Power of Attorney (included on signature page).
31.1*	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File as the XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

#	Management contract or compensatory plan or arrangement required to be identified pursuant to Item 15(a)(3) of this report.

71

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SG BLOCKS, INC.

By:	/s/ Paul M. Galvin	Date: April 15, 2022
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

Signature	Title	Date

/s/ Paul M. Galvin	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	April 15, 2022
Paul M. Galvin

/s/ Gerald A. Sheeran	Acting Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 15, 2022
Gerald A. Sheeran

/s/ David Villarreal	Director	April 15, 2022
David Villarreal

/s/ Yaniv Blumenfeld	Director	April 15, 2022
Yaniv Blumenfeld

/s/ Christopher Melton	Director	April 15, 2022
Christopher Melton

/s/ Margaret Coleman	Director	April 15, 2022
Margaret Coleman

/s/ Joseph Safina	Director	April 15, 2022
Joseph Safina

72

SG BLOCKS, INC.

AND SUBSIDIARIES

Consolidated Financial Statements

December 31, 2021 and 2020

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

SG Blocks, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SG Blocks, Inc. and subsidiaries (the “Company”), as of December 31, 2021 and 2020, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company, as of December 31, 2021 and 2020, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Revenue Recognition – Determination of Estimated Costs to Complete for Contracts Recognized Over Time

Description of the Matter

The Company’s construction and engineering contracts generally recognize revenue over time as there is a continuous transfer of control to the customer.  Approximately 18% of the Company’s revenue during the year ended December 31, 2021 was for construction and engineering contracts whereby revenue was recorded over time. The Company uses the amount of cost incurred under the contract as a measure of progress towards completion, and revenue recognized is measured principally by the costs incurred and accrued to date for each contract as a percentage of the estimated total cost for each contract at completion.  Contract costs include all direct material, labor, and indirect costs related to contract performance.  Changes in job performance, job conditions, estimated contract costs and profitability and final contract settlements may result in revisions to costs and income, and the effects of these revisions are recognized prospectively in the period in which the revisions are determined.  This measurement and comparison process requires updates to the estimate of total costs to complete the contract, and these updates include subjective assessments and judgments.

We identified the Company’s estimation of the costs to complete each contract as a critical audit matter due to the high degree of auditor judgment and the increased extent of effort that was required when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to the estimate of costs to complete contracts recognized over time.

How We Addressed the Matter in Our Audit

Our audit procedures related to forecasts of estimated costs to complete contracts recognized over time included the following, among others:

•	We selected a sample of contracts and obtained and inspected the executed contract and change orders to validate existence and understand the scope of each contract.
•	We performed a site visit near the end of the reporting period. We observed and inspected the projects in process and inquired of project managers to gain an understanding of the progress on significant projects in process.
•	We selected a sample of project costs incurred to ensure accuracy of costs incurred during the year. We also verified that project costs, both direct and indirect, were applied to the correct project.
•	We evaluated and tested management’s process to estimate future costs to complete contracts recognized over time. This evaluation included ensuring the consistency of management’s process and policies regarding change orders and timely costs revisions; performing a retrospective review of prior estimates to actual results; and analyzing actual costs incurred subsequent to December 31, 2021 as compared to the estimated future costs to complete as of December 31, 2021.

Goodwill Impairment Analysis

Description of the Matter

The Company’s evaluation of goodwill for impairment involves the comparison of the estimated fair value of each reporting unit to its carrying value.  The annual impairment test of goodwill at a reporting unit level is performed annually during the fourth quarter, or more frequently if events or circumstances indicate the fair value of a reporting unit may be below its respective carrying value.  The Company uses a discounted cash flow model (income approach) and several market approaches to estimate the fair value of the reporting unit.  The discounted cash flow model requires management to make significant estimates and assumptions related to discount rates and forecasts of future revenues and reporting unit profit margins.  The market approach requires management to make significant estimates and assumptions related to identifying comparable public companies and determining an appropriate revenue multiple to calculate fair value.  Changes in these assumptions could have a significant impact on the fair value and the amount of any goodwill impairment charge.

The Company performed its annual impairment test of goodwill during the fourth quarter.  No impairment was recorded, because the estimated fair values of each of the Company’s reporting units exceeded their carrying values.  Given that forecasted revenues and reporting unit profit margins are sensitive to changes in demand and efficiency of operations, auditing management’s assumptions involved subjective judgment.  As a result, we identified the Company’s evaluations of goodwill impairment as a critical audit matter due to the high degree of auditor judgment and the increased extent of effort that was required when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to the forecasts of revenue and profit margins, the selection of discount rates, and the selection of appropriate revenue multiples, including the need to involve our fair value specialists.

How We Addressed the Matter in Our Audit

Our audit procedures related to forecasts of future revenues and operating unit profit margins (“forecasts”), the selection of discount rates, and the determination of appropriate revenue multiples included the following, among others:

•	We evaluated the reasonableness of management’s forecasts by evaluating the reasonableness of management’s future operating plans, which include expanding production capacity and gaining operating efficiencies.
•	We evaluated the reasonableness of management’s forecasts by performing a sensitivity analysis on the forecasts used in the discounted cash flow model to determine the impact to fair value as various assumptions are changed.
•	We evaluated the reasonableness of the revenue multiples used in the market approach to determine the impact to fair value as various assumptions are changed.
•	With the assistance of our fair value specialists, we evaluated the reasonableness of management’s fair value estimate by:
•	Testing the Company’s process to develop the estimates, which included evaluating the methods, data, and significant assumptions used in developing the estimate.
•	Testing the source information underlying the determination of the discount rate and the mathematical accuracy of the calculation.

/s/ Whitley Penn LLP

We have served as the Company’s auditor since 2016.

Dallas, Texas

April 15, 2022

SG BLOCKS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31,	2021	2020

Assets
Current assets:
Cash and cash equivalents	$13,024,381	$13,010,356
Accounts receivable, net	2,917,646	2,635,608
Contract assets	41,916	1,303,136
Inventories	1,273,825	778,144
Prepaid expenses	656,279	570,775
Total current assets	17,914,047	18,298,019

Property, plant and equipment, net	6,839,943	2,683,014
Project development costs and other non-current assets	923,172	—
Goodwill	1,309,330	1,309,330
Right-of-use asset, net	1,210,053	1,537,545
Long-term notes receivable	720,137	682,637
Intangible assets, net	2,095,232	2,218,609
Deferred contract costs, net	112,159	152,944
Investment in non-marketable securities	200,000	—
Investment in and advances to equity affiliates	3,599,945	—
Total Assets	$34,924,018	$26,882,098

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$7,568,851	$3,961,961
Contract liabilities	1,437,579	1,774,740
Lease liability, current maturities	337,469	326,654
Due to affiliates	264,451	965,561
Assumed liability	5,795	200,765
Short term note payable, net	1,971,960	—
Other current liabilities	—	5,000
Total current liabilities	11,586,105	7,234,681

Long-term note payable	750,000	—
Lease liability, net of current maturities	872,124	1,209,594
Total liabilities	13,208,229	8,444,275

Stockholders’ equity:
Preferred stock, $0.00 par value, 5,405,010 shares authorized; none issued or outstanding.	—	—
Common stock, $0.01 par value, 25,000,000 shares authorized; 11,986,873 issued and outstanding as of December 31, 2021 and 8,596,189 issued and outstanding as of December 31, 2020.	119,869	85,962
Additional paid-in capital	53,341,405	40,443,840
Accumulated deficit	(33,109,220)	(22,276,546)
Total SG Blocks, Inc. stockholders’ equity	20,352,054	18,253,256
Non-controlling interests	1,363,735	184,567
Total Stockholders' equity	21,715,789	18,437,823
Total Liabilities and Stockholders’ Equity	$34,924,018	$26,882,098

The accompanying notes are an integral part of these consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	For the Years Ended December 31,
	2021	2020

Revenue:
Construction services	$6,537,941	$4,104,917
Engineering services	255,749	409,206
Medical revenue	31,548,012	4,241,500
Total	38,341,702	8,755,623

Cost of revenue:
Construction services	13,251,470	3,224,457
Engineering services	154,126	322,853
Medical revenue	22,607,058	2,988,134
Total	36,012,654	6,535,444

Gross profit	2,329,048	2,220,179

Operating expenses:
Payroll and related expenses	4,186,642	2,992,207
General and administrative expenses	3,788,024	3,449,849
Marketing and business development expense	288,438	230,248
Pre-project expenses	48,794	130,707
Total	8,311,898	6,803,011

Operating loss	(5,982,850)	(4,582,832)

Other income (expense):
Interest expense	(1,254)	(9,275)
Interest income	57,266	61,675
Other income	62,602	23,282
Loss on asset disposal	(44,081)	(1,012)
Loss from equity affiliates	(55)	—
Total	74,478	74,670

Loss before income taxes	(5,908,372)	(4,508,162)
Income tax expense	—	—

Net loss	(5,908,372)	(4,508,162)

Add: net profit attributable to noncontrolling interests	4,924,302	184,567
Net loss attributable to common stockholders of SG Blocks, Inc.	$(10,832,674)	$(4,692,729)

Net loss per share attributable to SG Blocks, Inc. - basic and diluted:
Basic and diluted	$(1.16)	$(0.79)

Weighted average shares outstanding:
Basic and diluted	9,339,199	5,959,403

The accompanying notes are an integral part of these consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

	$0.01 Par Value Common Stock		Preferred	Additional Paid-in	Accumulated	SG Blocks Stockholders'	Noncontrolling	Total Stockholders’
	Shares	Amount	Stock	Capital	Deficit	Equity	Interests	Equity
Balance at January 1, 2020	1,157,890	$11,579	$—	$21,932,387	$(17,583,817)	$4,360,149	$—	$4,360,149
Stock-based compensation	—	—	—	1,261,215	—	1,261,215	—	1,261,215
Conversion of restricted stock units to common stock	24,672	246	—	(246)	—	—	—	—
Reverse stock split settlement	(38)	—	—	(122)	—	(122)	—	(122)
Conversion of debt exchange to common stock	73,665	737	—	205,526	—	206,263	—	206,263
Issuance of common stock, net of issuance costs	7,340,000	73,400	—	17,045,080	—	17,118,480	—	17,118,480
Net income (loss)	—	—	—	—	(4,692,729)	(4,692,729)	184,567	(4,508,162)
Balance at December 31, 2020	8,596,189	$85,962	$—	$40,443,840	$(22,276,546)	$18,253,256	$184,567	$18,437,823

Balance at January 1, 2021	8,596,189	85,962	—	40,443,840	(22,276,546)	18,253,256	184,567	18,437,823
Stock-based compensation	—	—	—	1,736,531	—	1,736,531	—	1,736,531
Conversion of warrants to common stock	226,300	2,263	—	704,925	—	707,188	—	707,188
Issuance of common stock, net of issuance costs	3,164,384	31,644	—	10,456,109	—	10,487,753	—	10,487,753
Noncontrolling interest distribution	—	—	—	—	—	—	(3,745,134)	(3,745,134)
Net income (loss)	—	—	—	—	(10,832,674)	(10,832,674)	4,924,302	(5,908,372)
Balance at December 31, 2021	11,986,873	$119,869	$—	$53,341,405	$(33,109,220)	$20,352,054	$1,363,735	$21,715,789

The accompanying notes are an integral part of these consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020

Cash flows from operating activities:
Net income (loss)	$(5,908,372)	$(4,508,162)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	398,744	50,655
Amortization of intangible assets	165,877	148,541
Amortization of deferred license costs	40,785	40,786
Bad debt expense and recoveries	167,202	10,018
Interest income on notes receivable	(37,500)	(32,637)
Stock-based compensation	1,647,391	1,261,215
Loss on asset disposal	44,081	1,012
Loss on equity affiliates	55	—
Changes in operating assets and liabilities:
Accounts receivable	(449,240)	(890,531)
Contract assets	1,261,220	(1,166,692)
Inventories	(495,681)	(647,345)
Prepaid expenses and other current assets	(61,778)	(489,437)
Right of use asset	473,331	81,256
Accounts payable and accrued expenses	3,606,889	1,129,189
Contract liabilities	(337,161)	1,236,174
Due to affiliates	(701,110)	965,561
Other current liability	(5,000)	5,000
Lease liability	(472,492)	(82,553)
Net cash used in operating activities	(662,759)	(2,887,950)

Cash flows used in investing activities:
Purchase of property, plant and equipment	(4,824,756)	(1,568,115)
Purchase of Echo DCL, LLC, net of cash acquired	—	(743,168)
Purchase of intangible asset	(42,500)	—
Proceeds from sale of equipment	225,000	—
Advances in notes receivable	—	(650,000)
Payment on assumed liability of acquired assets	(194,969)	(84,440)
Project development costs	(630,470)	—
Payment on security deposit	(203,562)	—
Investment in non-marketable securities	(200,000)	—
Investment in and advances to equity affiliates	(3,600,000)	—
Net cash used in investing activities	(9,471,257)	(3,045,723)

Cash flows provided by financing activities:
Proceeds from public stock offering and other private placements, net of issuance costs	10,487,753	17,118,480
Proceeds from conversion of warrants to common stock	707,188	—
Proceeds from short-term note payable	2,000,000	—
Payment of note issuance costs	(51,766)	—
Proceeds from long-term note payable	750,000	200,000
Distribution paid to noncontrolling interest	(3,745,134)	—
Settlement of common stock from reverse stock split	—	(122)
Net cash provided by financing activities	10,148,041	17,318,358

Net increase in cash and cash equivalents	14,025	11,384,685

Cash and cash equivalents - beginning of year	13,010,356	1,625,671

Cash and cash equivalents - end of year	$13,024,381	$13,010,356

Supplemental disclosure of cash flow information:
Cash paid during the year for Interest	$562	$2,614

Supplemental disclosure of non-cash operating activities:
Non-cash conversion of long term debt	$—	$200,000
Non-cash conversion of interest expense of long term debt	$—	$6,263

The accompanying notes are an integral part of these consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2021 and 2020

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

During 2020, the Company formed, SG Echo, LLC, a wholly owned subsidiary of the Company. SG Echo, LLC was formed to complete the business acquisition as disclosed in Note 11. The Company acquired substantially all the assets of Echo DCL, a Texas limited liability company, except for Echo's real estate holdings for which the Company obtained a right of first refusal. Echo is a container/modular manufacturer based in Durant, Oklahoma specializing in the design and construction of permanent modular and temporary modular buildings and was one of the Company's key supply chain partners. Echo caters to the military, education, administration facilities, healthcare, government, commercial and residential customers. This acquisition has allowed the Company to expand its reach for the Modules and offer an opportunity to vertically integrate a large portion of the Company's cost of goods sold, as well as increase margins, productivity and efficiency in the areas of design, estimating, manufacturing and delivery and to become the manufacturer of the Company's core container and modular product offerings.  The Company also entered into a joint venture with Clarity Lab Solutions LLC., to provide clinical lab testing related to COVID-19.

As of January 2021, the Company’s consolidated financial statements include the accounts of Chicago Airport Testing LLC (“CAT”). The Company has a variable interest in CAT as described further below. CAT is in the business of marketing, selling, distributing, leasing and otherwise commercially exploiting certain products and services in the COVID-19 testing and other medical industry.

In addition, during 2021, the Company formed SGB Development Corp. (“SG DevCorp”), which is wholly-owned by the Company. SG DevCorp was formed with the purpose of real property development utilizing the Company's technologies.  SG DevCorp has a minority interest in Norman Berry II Owners LLC and JDI-Cumberland Inlet LLC as described further below.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2021 and 2020

1.	Description of Business (continued)

Reverse Stock Split

On February 5, 2020, the Company effected a 1-for-20 reverse stock split of its then-outstanding common stock, which has since been converted. All share and per share amounts set forth in the consolidated financial statements of the Company have been retroactively restated to reflect the 1-for-20 reverse stock split as if it had occurred as of the earliest period presented and unless otherwise stated, all other share and per share amounts for all periods presented in these consolidated financial statements have been adjusted to reflect the reverse stock split effected in February 2020.

As of December 31, 2021, the Company had 11,986,873 shares of common stock issued and outstanding.

2.	Liquidity

As of December 31, 2021, the Company had cash and cash equivalents of $13,024,381 and a backlog of approximately $3.2 million. See Note 13 for a discussion of construction backlog. Based on the Company's conversations with key customers, the Company anticipates its backlog to convert to revenue over the following period:

2021
Within 1 year	$3,217,909
1 to 2 years	—
Thereafter	—
Total Backlog	$3,217,909

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

The Company completed a public offering in April and May 2020, which resulted in net proceeds of approximately $1,522,339, and $15,596,141, respectively. See Note 17 for a discussion on these public offerings. The Company completed a public and concurrent private offering in October 2021, which resulted in net proceeds of approximately $10,488,000. See Note 17 for a discussion on the public and concurrent private offering. The Company believes that it has adequate cash balances to meet obligations coming due in the next twelve months and further intends to meet its capital needs from revenue generated from operations and by containing costs, entering into strategic alliances, as well as exploring other options, including the possibility of raising additional debt or equity capital as necessary. There is, however, no assurance the Company will be successful in meeting its capital requirements prior to becoming cash flow positive. The Company does not have any additional sources secured for future funding, and if it is unable to raise the necessary capital at the times it requires such funding, it may need to materially change its business plan, including delaying implementation of aspects of such business plan or curtailing or abandoning such business plan altogether.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2021 and 2020

2.	Liquidity (continued)

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

3.	Summary of Significant Accounting Policies

Basis of presentation and principals of consolidation – The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the applicable rules and regulations of the United States Securities and Exchange Commission (“SEC”) and include the accounts of the Company and its wholly owned subsidiaries, SG Building Blocks, Inc., SG Residential, Inc. and SG Echo, LLC. All intercompany balances and transactions are eliminated. Investments in 50% or less owned partnerships and affiliates are accounted for using the equity method unless it is determined that we have effective control of the entity, in which case we would consolidate the entity. Certain prior period amounts have been reclassified to conform to the current period’s presentation.

Recently adopted accounting pronouncements - New accounting pronouncements implemented by the Company are discussed below or in the related notes, where appropriate.

Accounting estimates – The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates, judgements and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period, together with amounts disclosed in the related notes to the financial statements. The Company's estimates used in these financial statements include, but are not limited to, revenue recognition, stock-based compensation, accounts receivable reserves, inventory valuations, goodwill, the valuation allowance related to the Company’s deferred tax assets, the carrying amount of intangible assets, right of use assets and the recoverability and useful lives of long-lived assets. Certain of the Company’s estimates could be affected by external conditions, including those unique to the Company and general economic conditions. It is reasonably possible that these external factors could have an effect on the Company’s estimates and could cause actual results to differ from those estimates.

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

For the Years Ended December 31, 2021 and 2020

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

On October 3, 2019, the Company entered into an Exclusive License Agreement (“ELA” ) pursuant to which it granted an exclusive license for its technology as outlined in the ELA. The ELA is described below. Under the ELA, the Company was to receive royalty payments based upon gross revenues earned by the licensee for commercialized products within the field of design and project management platforms for residential use, including single-family residences and multi-family residences, but excluding military housing. The Company has determined that the ELA granted the licensee a right to access the Company’s intellectual property throughout the license period (or its remaining economic life, if shorter), and thus recognizes revenue over time as the licensee recognized revenue and the Company has the right to payment of royalties. No revenue has been recognized under the ELA for the year ended December 31, 2021. On June 15, 2021, the Company terminated the ELA that was executed on October 3, 2019 which is discussed below.

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

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2021 and 2020

3.	Summary of Significant Accounting Policies (continued)

The Agreement also provided that CMC has engaged the Company to build and design, in the aggregate, approximately 100 residential and commercial units at 1100 Ridge Avenue, Atlanta, Georgia, which is known as the “Ridge Avenue, Atlanta Project.” The total expected gross revenue to the Company for the project to be derived by CMC is approximately $16,900,000. The project is a residential project but it was not subject to the recently terminated ELA. The planning stage of the project was initially delayed due to COVID-19. The Company is no longer participating on Ridge Avenue as CMC has decided to proceed with this project as a traditional construction build. The Company has reported this as a cancellation within the Company's backlog footnote, see Note 13 on this discussion. No revenue has been recognized under the Agreement during the year ending December 31, 2021.

The Company entered into a joint venture agreement with Clarity Lab Solutions, LLC (“Clarity Labs”) (the “JV”) in the fourth quarter of 2020. Revenue from the activities of the JV is related to clinical testing services and is recognized when services have been rendered, which is at a point in time.  Included in the consideration the Company expected to be entitled to receive, the Company estimates its contractual allowances, payer denials and price concessions. In addition, the Company formed Chicago Airport Testing, LLC which collected rental revenue from subleasing to a consortium of government entities assisting in COVID-19 testing. For the year ended December 31, 2021, the Company recognized approximately $31.4 million related to activities through these two joint ventures, which is included in medical revenue on the accompanying consolidated statements of operations.

Disaggregation of Revenues

The Company’s revenues are primarily derived from two segments, construction related to Modules projects and medical revenue derived from lab testing and test kit sales. The Company's contracts are with customers in various industries. Revenue recognized at a point in time and recognized over time were $30,744,769 and $7,596,933, respectively, for the year ended December 31, 2021. Revenue recognized at a point in time and recognized over time were $4,057,086 and $4,698,537, respectively, for the year ended December 31, 2020.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2021 and 2020

3.	Summary of Significant Accounting Policies (continued)

The following tables provide further disaggregation of the Company’s revenues by categories:

	Twelve Months Ended December 31,
Revenue by Segments and Customer Type	2021		2020
Construction Segment:
Government	$2,335,031	6%	$751,697	9%
Hotel/Hospitality	1,110,303	3%	487,111	6%
Multi-Family (includes Single Family)	103,672	—%	126,222	1%
Medical (construction services)	495,122	1%	778,883	9%
Office	534,001	2%	191,505	2%
Retail	285,177	1%	427,444	5%
School	—	—%	36,500	—%
Special Use	1,930,384	5%	1,414,761	16%
Other (1)	—	—%	300,000	3%
Total Construction Revenue Segment (includes engineering service revenue)	$6,793,690	18%	$4,514,123	51%

Medical Revenue Segment (includes lab testing, kit sales and equipment)	$31,548,012	82%	$4,241,500	49%

Total Revenue by Segments and Customer Type	$38,341,702	100%	$8,755,623	100%

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

For the Years Ended December 31, 2021 and 2020

3.	Summary of Significant Accounting Policies (continued)

Deferred Contract Costs - Prior to entering into the ELA, the Company was subject to an agreement to construct and develop a certain property (“Original Agreement”), which now was subject to the ELA. Because of this, the Company is no longer obliged to its Original Agreement. Upon entering the ELA, the Company had an outstanding accounts receivable balance of $306,143 which was forfeited and recognized this amount as deferred contract costs. This amount was offset by $102,217, which was reimbursement from the licensee for project costs on this project.  The Company incurred total deferred contract costs of $203,926.  The Company considered this amount an incremental cost of obtaining that ELA, because the Company expected to recover those costs through future royalty payments. The Company initially planned to amortize the asset over sixty months, which is the initial term of the ELA because the asset relates to the services transferred to the customer during the contract term. As of December 31, 2021, accumulated amortization related to deferred contract costs amounted to $91,765. During the years ended December 31, 2021 and 2020, amortization expense relating to the deferred contract costs amounted to $40,785 and $40,786 and is included in general and administrative expenses on the accompanying consolidated statements of operations. As previously mentioned, the ELA was terminated on June 15, 2021 but the Company expects to recover the deferred contract costs from the Assignment of Limited Rights Under Membership Interest Redemption Agreement, dated June 15, 2021 as described below.

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

In consideration for the License, during the initial term, the Licensee agreed to pay the Company a royalty of (x) five percent (5%) on the first $20,000,000 of gross revenues derived from the Licensee’s com mercialization of the License (net of customary discounts, sales taxes, delivery charges, and amounts for returns) (the “Gross Revenues”), (y) four and one-half percent (4.5%) on the next $30,000,000 of Gross Revenues, and (z) five percent (5%) on all Gross Revenues thereafter (collectively, the “Royalty”), subject to the following minimum royalty payments determined on a cumulative basis during the initial term: $500,000 in year 1, $750,000 in year 2, $1,500,000 in year 3, $2,000,000 in year 4, and $2,500,000 in year 5. In addition, to the extent the Licensee sublicensed any aspect of the License to a sub-licensee, the Licensee was obligated to pay to the Company fifty percent (50%) of all payments received by the Licensee from such sublicensee.

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

For the Years Ended December 31, 2021 and 2020

3.	Summary of Significant Accounting Policies (continued)

Business Combinations - The Company accounts for business acquisitions using the acquisition method of accounting in accordance with ASC 805 “Business Combinations”, which requires recognition and measurement of all identifiable assets acquired and liabilities assumed at their fair value as of the date control is obtained. The Company determines the fair value of assets acquired and liabilities assumed based upon its best estimates of the acquisition-date fair value of assets acquired and liabilities assumed in the acquisition. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired. Subsequent adjustments to fair value of any contingent consideration are recorded to the Company’s consolidated statements of operations. Costs that the Company incurs to complete the business combination are charged to general and administrative expenses as they are incurred.

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

On August 27, 2020 the Company entered into a joint venture agreement with Clarity Lab Solutions, LLC (“Clarity Labs”) (the “JV”).  In consideration and subject to Clarity Lab’s services and commitments and provided the agreement remains valid and in force, and is not terminated, the Company agreed to issue 200,000 restricted shares of SGB common stock over a defined vesting period starting in December 1, 2020. The restricted shares of SGB common stock were not issued to Clarity Labs as certain capital commitments were not met. Clarity Labs is a licensed clinical laboratory that uses specialized molecular testing equipment and that focuses on the diagnosis and treatment of critical diseases, including COVID-19. Clarity Labs is also engaged in the business of manufacturing, importing and distributing various medical tests. Under the JV, the Company and Clarity Labs will jointly market, sell, and distribute certain products and services (“Clarity Mobile Venture”). As of December 31, 2021, $502,958 was due to Clarity Labs for expenses paid on behalf of Clarity Mobile Venture, and is included in Due to Affiliates, Accounts Payable and Accrued Expenses on the accompanying consolidated balance sheets. In addition, during the year ended December 31, 2021, the Company recognized revenue of $60,110 and other income of $60,000 to Clarity Labs, of which none is included in accounts receivable as of December 31, 2021. As of December 31, 2020, $965,561 was due to Clarity Labs for expenses paid on behalf of Clarity Mobile Venture, and is included in Due to Affiliates on the accompanying consolidated balance sheets. In addition, during the year ended December 31, 2020, the Company recognized revenue of $641,178 to Clarity Labs, of which $420,773 is included in accounts receivable as of December 31, 2020. The Company has determined it is the primary beneficiary of Clarity Mobile Venture and has thus consolidated the activities in its consolidated financial statements.

On January 18, 2021 the Company entered into an operating agreement to form CAT. The purpose of CAT is to market, sell, distribute, lease and otherwise commercially exploit certain products and services in the COVID-19 testing industry.  The Company has determined it is the primary beneficiary of CAT and has thus consolidated the activities in its consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2021 and 2020

3.	Summary of Significant Accounting Policies (continued)

Investment Entities – On May 31, 2021, the Company's subsidiary SG DevCorp agreed to contribute $600,000 to acquire a 50% membership interest in Norman Berry II Owner LLC.  The Company contributed $350,329 and $114,433 of the initial $600,000 in the second quarter and third quarter of 2021 respectively, with the remaining $135,238 funded in the fourth quarter of 2021. The purpose of Norman Berry II Owner LLC is to develop and provide affordable housing in the Atlanta, Georgia metropolitan area.  The Company has determined it is not the primary beneficiary of "Norman Berry" and thus will not consolidate the activities in its consolidated financial statements. The Company will use the equity method to report the activities as an investment in its consolidated financial statements.

On June 24, 2021, the Company's subsidiary, SG DevCorp, entered into an operating agreement with Jacoby Development for a 10% non-dilutable equity interest for JDI-Cumberland Inlet, LLC.  The Company contributed $3,000,000 for its 10% equity interest.  The purpose of JDI-Cumberland Inlet, LLC is to develop a waterfront parcel in a mixed-use destination community.  The Company has determined it is not the primary beneficiary of JDI-Cumberland Inlet, LLC and thus will not consolidate the activities in its consolidated financial statements.  The Company will use the equity method to report the activities as an investment in its consolidated financial statements.

Cash and cash equivalents – The Company considers cash and cash equivalents to include all short-term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less upon acquisition. Cash and cash equivalents totaled $13,024,381 and $13,010,356 as of December 31, 2021 and 2020, respectively.

Short-term investment – The Company classifies investments consisting of a certificate of deposit with a maturity greater than three months but less than one year as short-term investment.  The Company had no short-term investment as of December 31, 2021 or 2020, respectively.

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

Inventory –  Raw construction materials (primarily shipping containers and fabrication materials) are valued at the lower of cost (first-in, first-out method) or net realizable value. Finished goods and work-in-process inventories are valued at the lower of cost or net realizable value, using the specific identification method. Medical equipment and COVID-19 test and testing supplies are valued at the lower of cost, (first-in, first-out method) or net realizable value. As of December 31, 2021 there was inventory of $516,731 for construction materials, and $757,094 of medical equipment and COVID-19 test and testing supplies. As of December 31, 2020 there was inventory of $4,429 for construction materials, and $773,715 of medical equipment and COVID-19 test and testing supplies.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2021 and 2020

3.	Summary of Significant Accounting Policies (continued)

Goodwill – The Company performs its impairment test of goodwill at the reporting unit level each fiscal year, or more frequently if events or circumstances change that would more likely than not reduce the fair value of its reporting unit below its carrying values. The Company performs a goodwill impairment test by comparing the fair value of the reporting unit with its carrying value and recognizes an impairment charge for the amount by which the carrying value exceeds the fair value, not to exceed the total amount of goodwill. The amount by which the carrying value of the goodwill exceeds its implied fair value, if any, is recognized as an impairment loss. There were no impairments during the years ended December 31, 2021 or 2020. The Company has taken the recent COVID-19 pandemic into consideration when determining impairment.

Intangible assets – Intangible assets consist of $2,766,000 of proprietary knowledge and technology, which is being amortized over 20 years. In addition, included in intangible assets is $97,164 of trademarks, and $47,800 of website costs that are being amortized over 5 years. The Company evaluated intangible assets for impairment during the year ended December 31, 2021 and 2020 and determined that there are no impairment losses. The accumulated amortization and amortization expense as of and for the year ended December 31, 2021 was $815,732 and $165,877, respectively. The accumulated amortization and amortization expense for the years ended December 31, 2020 was $649,855 and $148,541 respectively. The estimated amortization expense for the successive five years is as follows:

For the year ending December 31,:
2022	$162,970
2023	161,175
2024	160,469
2025	157,051
2026	139,717
Thereafter	1,313,850
$2,095,232

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

For the Years Ended December 31, 2021 and 2020

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

The earnout liability on SG Echo represents the only financial liability measured at fair value on a recurring basis as of December 31, 2021 and 2020 and was a level 3 asset. As of December 31, 2021 and 2020, the estimated value of the earnout liability was zero.

Transfer into and transfers out of the hierarchy levels are recognized as if they had taken place at the end of the reporting period. There were no transfers into or out of the hierarchy levels during the year ended December 31, 2021 or 2020, besides the transfer in of the earnout liability.

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

For the Years Ended December 31, 2021 and 2020

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

With respect to receivables, concentrations of credit risk are limited to a few customers in the construction industry. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers other than normal lien rights. At December 31, 2021 and 2020, 78% and 79%, respectively, of the Company’s gross accounts receivable were due from four and three customers.

Revenue in excess of 10% relating to one and three customers represented approximately 80% and 61% of the Company's total revenue for the year ended December 31, 2021 and 2020, respectively.

For the year ending December 31, 2021 and 2020, there were no vendors that represented 10% or more of our cost of revenue. The Company believes it has access to alternative suppliers, with limited disruption to the business, should circumstances change with its existing suppliers.

4.	Accounts Receivable

At December 31, 2021 and 2020, the Company’s accounts receivable consisted of the following:

	2021	2020
Billed:
Construction services	$2,293,187	$1,391,555
Engineering services	86,388	86,264
Medical revenue	679,446	1,157,819
Retainage receivable	635,049	615,136
Other receivable	186,692	180,748
Total gross receivables	3,880,762	3,431,522
Less: allowance for credit losses	(963,116)	(795,914)
Total net receivables	$2,917,646	$2,635,608

Receivables are evaluated for collectability and allowances for potential losses are established or maintained on applicable receivables. The allowance for credit losses was $963,116 and $795,914 as of December 31, 2021 and 2020, respectively. There was a provision of $167,202 for credit losses, no recoveries collected for credit losses and no write offs during the year ended December 31, 2021. There was a provision for credit losses of $10,018, and no write offs for the year ended December 31, 2020. The total net receivables as of January 1, 2020 was $1,101,185.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2021 and 2020

5.	Contract Assets and Contract Liabilities

Costs and estimated earnings on uncompleted contracts, which represent contract assets and contract liabilities, consisted of the following at December 31, 2021 and 2020:

	2021	2020
Costs incurred on uncompleted contracts	$4,272,425	$4,572,581
Provision for loss on uncompleted contracts	2,238,578	—
Estimated earnings (losses) to date on uncompleted contracts	(3,156,377)	872,302
Gross contract assets	3,354,626	5,444,883
Less: billings to date	(4,750,289)	(5,916,487)
Net contract liabilities on uncompleted contracts	$(1,395,663)	$(471,604)

The above amounts are included in the accompanying consolidated balance sheets under the following captions at December 31, 2021 and 2020.

	2021	2020
Contract assets	$41,916	$1,303,136
Contract liabilities	(1,437,579)	(1,774,740)
Net contract liabilities	$(1,395,663)	$(471,604)

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

6.	Project Development Costs and Other Non-Current Assets

Project development costs and other non-current assets are stated at costs.  At December 31, 2021, the Company’s project development costs related mainly to its development segment totaled $719,610 and other non-current assets which includes security deposits totaled $203,562. There were no costs related to project development costs or other non-current assets as of December 31, 2020.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2021 and 2020

7.	Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation and amortization and depreciated using the straight-line method over their useful lives. At December 31, 2021 and 2020, the Company’s property, plant and equipment, net consisted of the following:

	2021	2020
Computer equipment and software	$156,701	$73,991
Furniture and other equipment	275,606	11,593
Leasehold improvements	15,400	6,071
Equipment and machinery	1,219,056	1,127,647
Automobiles	4,638	4,638
Building held for lease	196,416	501,336
Laboratory and temporary units	1,362,760	1,016,238
Land	3,576,130	—
Construction in process	442,515	—
Property, plant and equipment	7,249,222	2,741,514
Less: accumulated depreciation	(409,279)	(58,500)
Property, plant and equipment, net	$6,839,943	$2,683,014

Depreciation expense for the years ended December 31, 2021 and 2020 amounted to $398,744 and $50,655, respectively.  For the year ended December 31, 2021, a total of $204,482 of depreciation was classified as an indirect costs to cost of goods sold.  No depreciation expense was reclassified to cost of goods sold in 2020.

8.	Notes Receivable

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

In April 2020, CPF GP issued to the Company a promissory note in the principal amount of $250,000 (the “Company Note 2”). The transaction closed on April 15, 2020, on which date the Company loaned CPF GP 2019-1 LLC $250,000. The Company Note was issued pursuant to that certain Loan Agreement and Promissory Note, dated October 3, 2019 (the “Loan Agreement 2”), as amended on October 15, 2019 and November 7, 2019 by and between the CPF GP and the Company, and bear interest at five percent (5%) per annum, payable, together with the unpaid principal amount of the promissory notes, on the earlier of the July 31, 2023 maturity date or upon the liquidation, redemption sale or issuance of a dividend upon the LLC interests in CPF MF 2019-1 LLC, a Texas limited liability company of which CPF GP is the general partner. Interest income recognized for the years ended December 31, 2021 and 2020 amounted to $37,500 and $32,637, respectively.

Subsequent to the year ended December 31, 2021, the Galvin Note was assigned to the Company and the principal amount of $100,000 was returned to Mr. Galvin. The Company has a promissory note in the principal amount of $100,000 (the "Company Note 3") and the assignment occurred in January 2022.  The promissory notes are unaffected by the Settlement and Mutual Release Agreement and remain in effect and outstanding in accordance with the terms of the notes evidencing such loans. See Note 3 for a discussion on the Settlement and Mutual Release Agreement and termination of the ELA with CPF.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2021 and 2020

9.	Accounts Payables and Accrued Liabilities

The Company's accounts payables and accrued liabilities at December 31, 2021 and 2020, consisted of the following:

	2021	2020
Accounts payable (1)	$3,784,662	$3,012,338
Accrued public fees (2)	121,749	79,448
Accrued construction cost of goods sold	367,298	408,600
Accrued losses (3)	2,238,578	—
Accrued medical cost of goods sold	208,512	180,000
Accrued g&a	176,432	71,014
Accrued project development costs	77,700	—
Accrued payroll and benefits (4)	545,003	210,561
Accrued interest	11,333	—
Accrued non-income taxes (5)	37,584	—
Total Accounts Payable and Accrued Liabilities	$7,568,851	$3,961,961

(1) Payables also includes insurance financing payable and construction retainage payable balances along with the Company's normal account payable balances.

(2) Public fees include accruals for accounting, legal, and SEC compliance expenses.

(3) Losses for on-going construction projects related to the Construction segment.

(4) Accrued wages, salaries, PTO, benefits, taxes, and other incentive plan expenses.

(5) Non-income taxes includes property taxes, franchise taxes and other.

10.	Notes Payable

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

On July 14, 2021, SG DevCorp, a subsidiary of the Company, issued a Real Estate Lien Note, in the principal amount of $2,000,000 (the “Short-Term Note”), secured by a Deed of Trust, dated July 14, 2021 (the “Deed of Trust”), on the Company's 50+ acre Lake Travis project site in Lago Vista, Texas and a related Assignment of Leases and Rents, dated July 8, 2021 (“Assignment of Rents”), for net loan proceeds of approximately $1,948,234 after fees. The Short-Term Note has a term of one (1) year, provides for payments of interest only at a rate of twelve percent (12%) per annum and may be prepaid without penalty commencing nine (9) months after its issuance date. If the Short-Term Note is prepaid prior to nine (9) months after its issuance date, a 0.5% prepayment penalty is due. The Company capitalized $112,348 in interest charges and $23,727 in debt issuance costs as of December 31, 2021 related to the Lago Vista project in accordance with ASC 835-20.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2021 and 2020

10.	Notes Payable (continued)

On October 29, 2021, SG Echo, a subsidiary of the Company, entered into a Loan Agreement (“Loan Agreement”) with the Durant Industrial Authority (the “Authority”) pursuant to which it received $750,000 to be used for renovation improvements related to the Company's second manufacturing facility and issued to the Authority a non-interest bearing Forgivable Promissory Note in the principal amount of $750,000 (the “Forgivable Note”). The Forgivable Note is due on April 29, 2029 and guaranteed by the Company, provided, if no event of default has occurred under the Forgivable Note or Loan Agreement, one-third (1/3) of the balance of the Forgivable Note will be forgiven on April 29, 2027, one-half (1/2) of the balance of the Forgivable Note will be forgiven on April 29, 2028, and the remainder of the balance of the Forgivable Note will be forgiven on April 29, 2029. The Loan Agreement includes a covenant by SG Echo to employ a minimum of 75 full-time employees in Durant Oklahoma and pay them no less than 1.5 times the federal minimum wage, and provides SG Echo 24 months to comply with the provision.

11.	Business Combination

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

The following table summarizes the preliminary allocation of the purchase price to the assets acquired and liabilities assumed for the Echo Acquisition:

Cash and cash equivalents	$316,432
Accounts receivable	252,557
Inventories	130,799
Prepaid expenses and other current assets	7,400
Property, plant and equipment	1,154,818
Right-of-use assets	57,120
Goodwill	85,810
Intangible assets	68,344
Accounts payable and accrued expenses	(733,529)
Assumed liability	(285,204)
Contract liabilities	(32,807)
Lease liability	(57,120)
$964,620

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2021 and  2020

11.	Business Combination (continued)

As part of the Echo Acquisition, the Company recorded a contingent consideration liability for additional payments due to the sellers of Echo. These payments are due in accordance with the APA and are based upon the net income obtained from the Echo business during certain earnout periods. The earnout periods concluded as of September 30, 2021. The initial contingent consideration liability of $0 was based on the fair value of the contingent consideration liability at the acquisition date, and is payable in cash and shares of restricted common stock of the Company. Any contingent liability would be paid out in the period after the earn out period, once additional advances are paid in full. As of December 31, 2021, the liability is $0, and no payment has been paid out.

12.	Leases

The Company leases an office, a plant and certain equipment under non-cancelable operating and finance lease agreements. The leases have remaining lease terms of one and a half years to four years. The plant lease includes an option to extend the lease for up to five years.

 Supplemental balance sheet information related to leases is as follows:

Balance Sheet Location		December 31, 2021
Operating Leases
Right-of-use assets, net		$1,177,879

Current liabilities	Lease liability, current maturities	(317,977)
Non-current liabilities	Lease liability, net of current maturities	(860,481)
Total operating lease liabilities		$(1,178,458)

Finance Leases
Right-of-use assets		$32,174

Current liabilities	Lease liability, current maturities	(19,492)
Non-current liabilities	Lease liability, net of current maturities	(11,643)
Total finance lease liabilities		$(31,135)

Weighted Average Remaining Lease Term
Operating leases		3.69 years
Finance leases		1.61 years
Weighted Average Discount Rate
Operating leases		3%
Finance leases		3%

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2021 and  2020

12.	Leases (continued)

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

Anticipated future lease costs, which are based in part on certain assumptions to approximate minimum annual rental commitments under non-cancelable leases, are as follows:

Year Ending December 31,	Operating	Financing	Total
2022	$348,984	$20,160	$369,144
2023	330,300	11,760	342,060
2024	324,000	—	324,000
2025	243,000	—	243,000
2026	—	—	—
Total lease payments	1,246,284	31,920	1,278,204
Less: Imputed interest	67,826	785	68,611
Present value of lease liabilities	$1,178,458	$31,135	$1,209,593

Chicago Airport Testing has subleased its leased vacant area for a period of one year, the sublessee has the option to terminate at any time after the first six months. The sublessee elected to terminate the Agreement, effective as of July 31, 2021 and the Company has no remaining lease revenue from the sublessee.

13.	Construction Backlog

The following represents the backlog of signed construction and engineering contracts in existence at December 31, 2021 and 2020, which represents the amount of revenue the Company expects to realize from work to be performed on uncompleted contracts in progress and from contractual agreements in effect at December 31, 2021 and December 31, 2020, respectively, on which work has not yet begun:

	2021	2020
Balance - beginning of period	$25,117,461	$17,634,261
New contracts and change orders during the period	3,191,335	13,816,785
Adjustments and cancellations, net	(18,297,197)	(27,370)
Subtotal	10,011,599	31,423,676
Less: contract revenue earned during the period	(6,793,690)	(6,306,215)
Balance - end of period	$3,217,909	$25,117,461

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2021 and 2020

13.	Construction Backlog (continued)

Backlog at December 31, 2021 included two contracts entered into during the third quarter of 2020 in the amount of approximately $4 million and approximately $2.95 million along with three contracts during the fourth quarter of 2020 in the amount of approximately $2.7 million, $0.80 million, and $0.70 million. The Company executed one large contract in the first quarter of 2021 in the amount of approximately $1.3 million, one large contract in the third quarter of 2021 of approximately of $0.87 million and had one large partial contract cancellation to an existing contract of approximately ($1.3) million. The Company executed one large contract in the fourth quarter of 2021 in the amount of approximately $0.78 million and had one contract cancellation in the amount of approximately $16.9 million. The Company expects that all of this revenue will be realized by December, 2022. As previously discussed in Note 3, the ELA was terminated and in connection with the termination a Settlement and Mutual Release Agreement was executed. The Company is receiving an assignment of CPF's right to a $1.25 million redemption distribution for one such project. The Company does not expect to receive any royalties from the terminated ELA and Backlog does not include the redemption distribution fee.

The Company’s remaining backlog as of December 31, 2021 represents the remaining transaction price of firm contracts for which work has not been performed and excludes unexercised contract options.

The Company expects to satisfy its backlog which represents the remaining unsatisfied performance obligation on contracts as of December 31, 2021 over the following period:

2021
Within 1 year	$3,217,909
1 to 2 years	—
Thereafter	—
Total Backlog	$3,217,909

Although backlog reflects business that is considered to be firm, cancellations, deferrals or scope adjustments may occur. Backlog is adjusted to reflect any known project cancellations, revisions to project scope and cost and project deferrals, as appropriate.

14.	Segment Reporting

We have organized our operations into three segments: Construction, Medical, and Development. We allocate to segment results the operating expenses “Payroll and related expenses,” “General and administrative,” “Marketing and business development,” and “Pre-project” based on usage, which is generally reflected in the segment in which the costs are incurred. These segments reflect the way our executive team evaluates the Company’s business performance and manages its operations. The Construction segment includes the Company's manufacturing unit SG ECHO and other modules projects. The Medical segment mainly consists of the Company's joint venture COVID-19 laboratory operations. The Development segment includes real property development utilizing our technology and our manufacturing facility. Corporate and support consists of general corporate expenses such as our executive office; the corporate finance, accounting, audit, tax, human resources, risk management, information technology, marketing, and legal groups; corporate overhead and other items not allocated to any of the Company's segments. From time to time, the Company revises the measurement of each segment's cost of revenue and operating expenses, including any corporate overhead allocations, as determined by the information regularly reviewed by its executive team. Information for the Company's segments, as well as for Corporate and support, is provided in the following table:

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2021 and 2020

14.	Segment Reporting (continued)

	Construction	Medical	Development	Corporate/Support	Consolidated
Fiscal Year Ended December 31, 2021
Revenue	$6,793,690	$31,548,012	$-	$-	$38,341,702
Operating income (loss)	(7,041,313)	8,405,332	(203,078)	(7,143,792)	(5,982,851)
Other income (expense)	5,163	(9,878)	(55)	79,248	74,478
Income (loss) before income taxes	(7,036,150)	8,395,455	(203,133)	(7,064,544))	(5,908,372)
Less: Net income (loss) attributable to non-controlling interest	-	4,924,303	-	-	4,924,303
Net income (loss) attributable to common stockholders of SG Blocks, Inc.	$(7,036,150)	$3,471,152	$(203,133)	$(7,064,544)	$(10,832,675)
Total assets	$12,274,536	$5,884,098	$8,053,885	$8,711,499	$34,924,018
Depreciation and amortization	$351,795	$240,266	$0	$13,345	$605,406
Capital expenditures	$886,504	$362,122	$3,576,130	$0	$4,824,756

Fiscal Year Ended December 31, 2020
Revenue	$4,514,122	$4,241,501	$—	$—	$8,755,623
Operating income (loss)	161,212	996,956	—	(5,741,001)	(4,582,833)
Other income (expense)	(3,012)	—	—	77,682	74,670
Income (loss) before income taxes	158,200	996,956	—	(5,663,319)	(4,508,163)
Net income (loss) attributable to non-controlling interest	—	184,567	—	—	184,567
Net income (loss) attributable to common stockholders of SG Blocks, Inc.	$158,200	$812,389	$—	$(5,663,318)	$(4,692,729)
Total assets	$10,545,092	$4,368,848	$0	$11,968,157	$26,882,097
Depreciation and amortization	$225,770	$4,256	$0	$9,956	$239,982
Capital expenditure	$189,144	$1,350,252	$0	$28,720	$1,568,115

15.	Income Taxes

The Company’s provision (benefit) for income taxes consists of the following for the year ended December 31, 2021 and 2020:

	2021	2020
Deferred:
Federal	$(2,302,762)	$(974,181)
State and local	(477,375)	(567,767)
Total deferred	(2,780,137)	(1,541,948)
Total provision (benefit) for income taxes	(2,780,137)	(1,541,948)
Less: valuation reserve	2,780,137	1,541,948
Income tax provision	$—	$—

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2021 and 2020

15.	Income Taxes (continued)

A reconciliation of the federal statutory rate to 0.0% for the year ended December 31, 2021 and 2020 to the effective rate for income from operations before income taxes is as follows:

	2021	2020

Benefit for income taxes at federal statutory rate	21.0%	21.0%
State and local income taxes, net of federal benefit	3.9	3.9
Goodwill impairment	—	—
Change in state rate	—	—
Less valuation allowance	(24.9)	(24.9)
Effective income tax rate	0.0%	0.0%

The tax effects of these temporary differences along with the net operating losses, net of an allowance for credits, have been recognized as deferred tax assets (liabilities) at December 31, 2021 and 2020 as follows:

	2021	2020
Net operating loss carryforward	$6,480,539	$4,127,323
Bad debt reserve	239,334	197,785
Employee stock compensation	1,231,564	800,036
Intangible assets	(488,958)	(529,260)
Depreciation	(131,437)	(44,979)
Accrued expenses	47,184	47,184
Charity	205	205
Net deferred tax asset	7,378,431	4,598,294
Valuation allowance	(7,378,431)	(4,598,294)
Net deferred tax asset	$—	$—

The Company establishes a valuation allowance, if based on the weight of available evidence, it is more likely than not that some portion or all of the deferred assets will not be realized. During 2021 certain adjustments were made to the Company’s net operating loss carryforward tax asset for IRC Section 382 limitations. The valuation allowance increased by $2,780,137 and $1,541,948 during 2021 and 2020, respectively.

As of December 31, 2021, the Company had a net operating loss carryforward of approximately $26.1 million for Federal and State tax purposes. The net operating loss expires beginning 2030 through 2037 for those losses generated in 2017 and prior years. Approximately $14.8 million of such net operating losses will carryforward indefinitely and be available to offset up to 80% of future taxable income each year. Subsequent to December 31, 2019, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was passed, which temporarily removes such 80% limitation for years 2019 and 2020. The Company’s net operating loss carryforward may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code.

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

The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expenses. As of December 31, 2021, the Company has no unrecognized tax positions, including interest and penalties. The tax years 2018 - 2020 are still open to examination by the major tax jurisdictions in which the Company operates. The Company files returns in the United States Federal tax jurisdiction and various other state jurisdictions.
F-29

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2021 and 2020

16.	Net Income (Loss) Per Share

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

At December 31, 2021, there were options, including options granted to non-employees and non-directors, restricted stock units and warrants to purchase 36,436, 2,220,514 and 2,025,520 shares of common stock, respectively, outstanding that could potentially dilute future net income per share. Because the Company had a net loss as of December 31, 2021, it is prohibited from including potential common shares in the computation of diluted per share amounts. Accordingly, the Company has used the same number of shares outstanding to calculate both the basic and diluted loss per share. At December 31, 2020, there were options, including options to non-employees and non-directors, restricted stock units and warrants to purchase 36,436, 884,343 and 353,190 shares of common stock, respectively, outstanding that could potentially dilute future net income per share.

17.	Stockholders’ Equity

Public Offerings – In June 2017, the Company issued 75,000 shares of its common stock at $100.00 per share through the Public Offering. The Company incurred $1,388,615 in issuance costs from the Public Offering and issued 3,750 warrants valued at $55,475 to the underwriters (as discussed in Note 18).

In July 2017, as permitted by the underwriting agreement entered into in connection with the Public Offering, the underwriters exercised their option to purchase an additional 11,250 shares of common stock at $100.00 per share. The Company incurred $176,771 in issuance costs from this issuance. In connection with this exercise, certain affiliates of the underwriters were granted additional warrants to purchase 563 shares of common stock in the aggregate valued at $8,321 (as discussed in Note 18).

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

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2021 and 2020

17.	Stockholders’ Equity (continued)

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

In October 2021, the Company closed a registered direct offering and concurrent private placement of its common stock (the "October Offering") that the Company effected pursuant to the Securities Purchase Agreement that it entered into on October 25, 2021 with an institutional investor and received gross proceeds of $11.55 million. Pursuant to the terms of the Purchase Agreement, the Company issued to the investor (A) in a registered direct offering (i) 975,000 shares (the “Public Shares”) of its Common Stock, par value $0.01 per share (the “Common Stock”), and (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 2,189,384 shares (the “Pre-Funded Warrant Shares”) of Common Stock and (B) in a concurrent private placement, Series A warrants to purchase up to 1,898,630 shares (the “Common Stock Warrant Shares”) of Common Stock (the “Common Stock Warrants,” and together with the Public Shares and the Pre-Funded Warrants, the “Securities”) (the “Offering The Pre-Funded Warrants were immediately exercisable at a nominal exercise price of $0.001 and all Pre-Funded Warrants sold have been exercised. The Common Stock Warrants have an exercise price of $4.80 per share, are exercisable upon issuance and will expire five years from the date of issuance. A.G.P./Alliance Global Partners (the “Placement Agent”) acted as the exclusive placement agent for the transaction pursuant to that certain Placement Agency Agreement, dated as of October 25, 2021, by and between the Company and the Placement Agent (the “Placement Agency Agreement”), the Placement Agent received (i) a cash fee equal to seven percent (7.0%) of the gross proceeds from the placement of the Securities sold by the Placement Agent in the Offering and (ii) a non-accountable expense allowance of one half of one percent (0.5%) of the gross proceeds from the placement of theGross Proceeds Securities sold by the Placement Agent in the Offering. The Company also reimbursed the Placement Agent’s expenses up to $50,000 upon closing the Offering. The net proceeds to the Company after deducting the Placement Agent’s fees and the Company’s estimated offering expenses was approximately $10.5 million.

Securities Purchase Agreement – In April 2019, the Company issued 42,388 shares of its common stock at $22.00 per share through a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional investors and accredited investors. Concurrently with the sale of the common stock, pursuant to the Purchase Agreement, the Company also sold common stock purchase warrants to such investors to purchase up to an aggregate of 42,388 shares of common stock. The Company incurred $379,816 in issuance costs from the offering and issued 4,239 warrants to the underwriters. The warrants are further discussed in Note 18.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2021 and 2020

17.	Stockholders’ Equity (continued)

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

Underwriting Agreement – In August 2019, the Company issued 45,000 shares of its common stock at $17.00 per share pursuant to the terms of an Underwriting Agreement (the “Underwriting Agreement”) to the public. The Company incurred $181,695 in issuance costs from the offering and issued warrants to purchase 2,250 shares of common stock to the underwriter. The warrants are further discussed in Note18.

18.	Warrants

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

In conjunction with the Underwriting Agreement in May 2020, the Company issued to the underwriter, as compensation, warrants to purchase an aggregate of 300,000 shares of common stock at an initial exercise price of $3.14 per share. The warrants are exercisable at the option of the holder on or after November 6, 2020 and expire May 5, 2025. During the year ended December 31, 2021, 226,300 warrants were exercised and converted into common stock of the Company.  The Company has received proceeds of approximately $707,000 from the exercise of the warrants.

In conjunction with the Purchase Agreement in October 2021, the Company also issued Series A warrants to purchase up to 1,898,630 shares of Common Stock in a concurrent private placement. The warrants are have an exercise price of $4.80 per share, exercisable at the option of the holder on or after October 26, 2021 and will expire five years from the date of issuance.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2021 and 2020

19.	Share-based Compensation

On October 26, 2016, the Company’s Board of Directors approved the issuance of up to 25,000 shares of the Company’s common stock in the form of restricted stock or options (“2016 Stock Plan”). Effective January 20, 2017, the 2016 Stock Plan was amended and restated as the SG Blocks, Inc. Stock Incentive Plan, as further amended effective June 1, 2018 and as further amended on July 30, 2020 and as further amended on August 18, 2021, (the “Incentive Plan”). The Incentive Plan authorizes the issuance of up to 3,625,000 shares of common stock.  It authorizes the issuance of equity-based awards in the form of stock options, stock appreciation rights, restricted shares, restricted share units, other share-based awards and cash-based awards to non-employee directors and to officers, employees and consultants of the Company and its subsidiary, except that incentive stock options may only be granted to the Company’s employees and its subsidiary’s employees. The Incentive Plan expires on October 26, 2026, and is administered by the Company’s Compensation Committee of the Board of Directors. Each of the Company’s employees, directors, and consultants are eligible to participate in the Incentive Plan. As of December 31, 2021, there were 1,343,377 shares of common stock available for issuance under the Incentive Plan.

Stock-based compensation expense is included in the consolidated statements of operations as follows:

	Year Ended December 31,
	2021	2020
Payroll and related expenses	$1,647,391	$1,204,095
General and administrative expenses	—	57,120
Total	$1,647,391	$1,261,215

The following table presents total stock-based compensation expense by security type included in the consolidated statements of operations:

	Year Ended December 31,
	2021	2020
Stock options	$2,666	$10,667
RSUs	1,644,725	1,250,548
Total	$1,647,391	$1,261,215

Because the Company does not have significant historical data on employee exercise behavior, the Company uses the “Simplified Method” to calculate the expected life of the stock-based option awards granted to employees. The simplified method is calculated by averaging the vesting period and contractual term of the options.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2021 and 2020

19.	Share-based Compensation (continued)

The following table summarizes stock-based option activities and changes during the years ended December 31, 2021 and 2020, as described below:

	Shares	Weighted Average Fair Value Per Share	Weighted Average Exercise Price Per Share	Weighted Average Remaining Terms (in years)	Aggregate Intrinsic Value
Outstanding – December 31, 2019	53,170	$24.80	$81.20	7.40	$—
Granted	—	—	—
Exercised	—	—	—
Cancelled	(16,734)	—	—
Outstanding – December 31, 2020	36,436	$35.54	$78.71	6.34	$—
Granted	—	—	—
Exercised	—	—	—
Cancelled	—	—	—
Outstanding – December 31, 2021	36,436	24.80	78.71	5.34	$—
Exercisable – December 31, 2020	36,332	24.80	78.67	6.34	—
Exercisable – December 31, 2021	36,436	$24.80	$78.71	5.34	$—

For the years ended December 31, 2021 and December 31, 2020, the Company recognized stock-based compensation expense of $2,666 and $10,667, respectively, related to stock options. This expense is included in payroll and related expenses in the accompanying consolidated statements of operations.

As of December 31, 2021, there was no unrecognized compensation costs related to non-vested stock options and all options have been expensed. The intrinsic value is calculated as the difference between the fair value of the stock price at year end and the exercise price of each of the outstanding stock options. The fair value of the stock price at December 31, 2021 was $1.88 per share.

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

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2021 and 2020

19.	Share-based Compensation (continued)

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

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2021 and 2020

19.	Share-based Compensation (continued)

On October 1, 2021, a total of 1,214,500 of restricted stock units were granted to Mr. Galvin, Mr. Rogers, Mr. Armstrong, Mr. Sheeran, thirteen employees and three consultant of the Company, under the Company's stock-based compensation plan, at the fair value of $3.38 per share, which represents the closing price of the Company's common stock on October 1, 2021. Restricted stock units granted to Mr. Galvin, Mr. Armstrong, Mr. Sheeran, and an aggregate of thirteen employees and two consultant of 350,000, 40,000, 100,000 and an aggregate of 475,000, respectively, vesting quarterly over two years from the anniversary of the grant date. Restricted stock units granted to Mr. Rogers and one consultant of 37,500 and 12,000 vest upon issuance date. Restricted stock units granted to Mr. Rogers of 200,000 vest monthly over a two-year period. The fair value of these units upon issuance amounted to $4,105,010.

On October 1, 2021, a total of 59,170 of restricted stock units were granted to five of the Company's non-employee directors, under the Company's stock-based compensation plan, at the fair value of $3.38 per share, which represents the closing price of the Company's common stock on October 1, 2021. The restricted stock units granted October 1, 2021 vesting monthly over one year and, if earlier, in full on the date of the Company’s 2022 Annual Meeting of Stockholders.

On December 7, 2021, a total of 62,500 of restricted stock units were granted to five of the Company's non-employee advisory directors, under the Company's stock-based compensation plan, at the fair value of $2.36 per share, which represents the closing price of the Company's common stock on December 7, 2021. The restricted stock units granted vest in equal monthly installments over one year period.

For the year ended December 31, 2021 and 2020, the Company recognized stock-based compensation of $1,644,725 and $1,250,548 related to restricted stock units. This expense is included in the payroll and related expenses and general and administrative expenses in the accompanying consolidated statement of operations. The Company capitalized project development costs of $89,140 related to restricted stock units for the year ended December 31, 2021. As of December 31, 2021, there was a total of $3,955,323 in unrecognized compensation costs related to non-vested restricted stock units.

The following table summarized restricted stock unit activities during the year ended December 31, 2021:

Number of Shares
Non-vested balance at January 1, 2021	527,504
Granted	1,336,170
Vested	(589,537)
Forfeited/Expired	—
Non-vested balance at December 31, 2021	1,274,137

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2021 and 2020

20.	Commitments and Contingencies

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

1.) Pizzarotti Litigation - On or about August 10, 2018 Pizzarotti, LLC filed a complaint against the Company and Mahesh Shetty, the Company’s former President and CFO, and others, seeking unspecified damages for an alleged breach of contract by the Company and another entity named Phipps & Co. (“Phipps”). The lawsuit was filed as Pizzarotti, LLC. v. Phipps & Co., et al., Index No. 653996/2018 and commenced in the Supreme Court of the State of New York for the County of New York. On or about April 1, 2019, Phipps filed cross-claims against the Company and Mr. Shetty asserting claims for indemnification, contribution, fraud, negligence, negligent misrepresentation, and breach of contract. SG Blocks has likewise cross claimed against Phipps for indemnification and contribution, claiming that any damages to the Plaintiff were the result of the acts or omissions of Phipps and its principals.

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

Litigation is subject to many uncertainties, and the outcome of this action is not predicted with assurance. The Company is currently unable to predict the possible loss or range of loss, if any, associated with the resolution of this litigation, and, accordingly, the Company has made no provision related to this matter in the consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2021 and 2020

20.	Commitments and Contingencies (continued)

2.) ICON Construction Inc. v. SG Blocks, Inc. et. al. On or about June 8, 2021 ICON Construction Inc. (“ICON”) filed a complaint against the Company and Echo DCL LLC (“Echo DCL”), seeking unspecified damages, arising out of a certain asset purchase agreement entered into between ICON and Echo DCL on or about February 20, 2020 (the “ICON-Echo Asset Agreement”) whereby, inter alia, Echo DCL acquired all of the assets of ICON. On or about September 17, 2020, Echo DCL and SG Echo LLC  entered into a certain asset purchase agreement (the “Echo Asset Agreement”) whereby, inter alia, SG Echo acquired all of the assets of Echo DCL. In the Echo Asset Agreement Echo DCL represented and warranted to SG Echo that it had good and marketable title to the assets, had full right and power to transfer same, and that the same were free and clear of any encumbrances except for a certain permitted lien held by BTH Bank.

ICON alleges that ECHO DCL breached the terms of the ICON-Echo Asset Agreement and that the Company agreed to assume Echo DCL’s liabilities obligations under the ICON-Echo Asset Agreement. Icon also claims a security interest in the assets conveyed to SG Echo by Echo DCL. The Company has filed an answer to the ICON complaint denying the allegations and raised eleven affirmative defenses and that it is entitled to indemnification and/or contribution from Echo DCL and its principal Michael Ames. The parties are currently engaged in discovery.

Litigation is subject to many uncertainties, and the outcome of this action is not predicted with assurance. The Company is currently unable to predict the possible loss or range of loss, if any, associated with the resolution of this litigation, and, accordingly, the Company has made no provision related to this matter in the consolidated financial statements.

Vendor Litigation

1.) Teton Buildings, LLC

(i) On January 1, 2019, SG Blocks commenced an action against Teton Buildings, LLC (“Teton”) in Harris County, Texas (“Teton Texas Action”) to recover approximately $2,100,000 arising from defendant’s breach of the operative contract related to Heart of Los Angeles construction project in Los Angeles (the “HOLA Project”) entered into on or about June 2, 2017. The Petition brought claims of breach of contract, negligence, and breach of express warranty. In or about February 2022 SG Blocks dismissed without prejudice the Teton Texas Action.

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

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2021 and 2020

20.	Commitments and Contingencies (continued)

On January 22, 2021, the Company filed a third-party complaint against Teton in the United States District Court for the Central District of California, Case No. 2:20−cv−03432 in the HOLA Action (described below), seeking to determine Teton’s liability in its capacity as a bankruptcy debtor in order to collect any damages payable from Teton’s liability insurance carrier or carriers. On July 23, 2021, the Company filed a First Amended Third-Party Complaint against Teton and other named third party defendants (see #2 below). Teton has been served with the First Amended Third-Party Complaint and on or about February 11, 2022, Teton filed an answer and affirmative defenses. The parties in the HOLA Action are currently conducting discovery.

The Company is currently unable to predict the possible loss or range of loss, if any, associated with the resolution of this litigation, and, accordingly, the Company has made no provision related to this matter in the consolidated financial statements.

2.) SG Blocks, Inc. v HOLA Community Partners, et. al.

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

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2021 and 2020

20.	Commitments and Contingencies (continued)

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

On February 7, 2022, the Company filed a request for entry of a Clerk’s default against the following defendants: American Home Building and Masonry Corp., Avesi Construction, Marne Construction, Inc., Firstform, Inc., Dowell & Bradley Construction, Inc, Saddleback Roofing, Inc., and US Smoke and Fire Corp. On February 9, 2022, the court entered a clerk’s default pursuant to Federal Rule 55 against the following defendants: American Home Building and Masonry Corp. Avesi Construction, Dowel & Bradley Construction, Inc., Saddleback Roofing Inc. and US smoke and Fire Corp. The parties that have answered and appeared in the case are currently engaged in discovery. The cut-off for fact discovery has been extended to September 12, 2022, and a trial has been set for January 31, 2023.

Litigation is subject to many uncertainties, and the outcome of this action is not predicted with assurance. The Company is currently unable to predict the outcome or possible recovery or loss or range of loss, if any, associated with the resolution of this litigation, and, accordingly, the Company has made no provision related to this matter in the consolidated financial statements.

3.) SG Blocks, Inc. v. EDI International, PC.-

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

On May 14, 2021, EDI accepted the Company’s Statutory Offer of Compromise, pursuant to California Code of Civil Procedures §998, to settle EDI’s cross-claims. On July 26, 2021, the Company and EDI entered into a certain General Release agreement whereby in exchange for payment by the Company in the amount of $67,125.83 EDI released SG Blocks from all liabilities and damages related to EDI’s cross-claims. The Company continues to prosecute its claim against EDI for tortious interference with the Company’s economic relationship with HOLA Community Partners and Heart of Los Angeles Youth, Inc. The parties are in engaged in the discovery and a trial date has been set for September 6, 2022. The parties have agreed to mediate their dispute. Mediation has been scheduled to take place on or about May 17, 2022.

Litigation is subject to many uncertainties, and the outcome of this action is not predicted with assurance. The Company is currently unable to predict the outcome or possible recovery or loss or range of loss, if any, associated with the resolution of this litigation, and, accordingly, the Company has made no provision related to this matter in the consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2021 and 2020

20.	Commitments and Contingencies (continued)

Other Litigation

1.) Shetty  v. SG Blocks, Inc. et. al., Case No. 20-CV-00550, United States District Court, Eastern District of New York.

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

On or about September 14, 2021, the Company and Former Employee entered into a settlement and release agreement resolving their respective claims. On September 14, 2021, the parties filed a joint motion seeking court approval of the settlement. By order dated February 8, 2022, the court approved the settlement. On February 9, 2022 the court closed the case.

2.) SG Blocks, Inc. v. Osang Healthcare Company, Ltd.,

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

On June 18, 2021, Osang served a motion to dismiss the Osang Action pursuant to Rule 12(b)(6) of the Federal Rules of Civil Procedure. On July 30, 2021, the Company served its opposition to the motion to dismiss. The motion has been fully briefed and submitted to the court and the parties are awaiting a ruling thereon. On January 10, 2022 the court entered an order staying discovery pending its ruling on the defendant’s motion to dismiss.

Litigation is subject to many uncertainties, and the outcome of this action is not predicted with assurance. The Company is currently unable to predict the outcome or possible recovery, if any, associated with the resolution of this litigation, and, accordingly, the Company has made no provision related to this matter in the consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2021 and 2020

20.	Commitments and Contingencies (continued)

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

21.	Subsequent Events

Subsequent to December 31, 2021, the Company acquired an approximately 114-acre “McLean mixed-use” site in Durant, Oklahoma for approximately $870,000. With this space, the Company plans to build approximately 300 residential units, and up-to 680,000 square feet of industrial manufacturing space on this mixed-use property.

Subsequent to December 31, 2021, the lease commencement date for SG Echo's second manufacturing facility became effective on February 7, 2022. The leased property is currently under renovation and located in Durant, Oklahoma.

Subsequent to December 31, 2021, the Company made a capital investment in Moliving, a nomadic hospitality solution company on February 24, 2022.  The Company also executed a side agreement to build the first sixty Moliving units and an additional ninety units after the first sixty units are manufactured.

Subsequent to December 31, 2021, Paul Galvin, Company's Chairman and CEO assigned a promissory note (the “Galvin Note”) in the principal amount of $100,000 (the "Company Note 3") over to the Company in the first quarter of 2022. The original promissory note was issued to Mr. Galvin on January 21, 2020, from CPF GP 2019-1 LLC (“CPF GP”) in the amount of $100,000. Since inception of the Galvin note, all interest associated with the promissory note was assigned to the Company.

