Form 10-Q
period 2022-03-31
SG BLOCKS, INC.
filed 2022-05-24
CIK 1023994

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 001-38037

SG BLOCKS, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-4463937
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5011 Gate Parkway, Building 100, Suite 100, Jacksonville, FL	32256
(Address of principal executive offices)	(Zip Code)

(646) 240-4235

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on which Registered
Common Stock, par value $0.01 per share	SGBX	The Nasdaq Stock Market LLC

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

As of May 20, 2022 the issuer had a total of 12,006,873 shares of the registrant’s common stock, $0.01 par value, outstanding.

SG BLOCKS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

SG BLOCKS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$13,146,418	$13,024,381
Accounts receivable, net	2,424,501	2,917,646
Contract assets	133,395	41,916
Held for sale assets	4,392,541	—
Inventories	1,054,342	1,273,825
Prepaid expenses and other current assets	784,871	656,279
Total current assets	21,936,068	17,914,047

Property, plant and equipment, net	4,080,852	6,839,943
Project development costs and other non-current assets	449,961	923,172
Goodwill	1,309,330	1,309,330
Right-of-use asset	2,902,284	1,210,053
Long-term note receivable	829,384	720,137
Intangible assets, net	2,053,410	2,095,232
Deferred contract costs, net	101,963	112,159
Investment in non-marketable securities	700,000	200,000
Investment in and advances to equity affiliates	3,599,945	3,599,945
Total Assets	$37,963,197	$34,924,018

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$5,475,882	$7,568,851
Contract liabilities	5,205,712	1,437,579
Lease liability, current maturities	481,223	337,469
Due to affiliates	—	264,451
Assumed liability	5,795	5,795
Short term note payable, net	1,984,902	1,971,960
Total current liabilities	13,153,514	11,586,105

Long-term note payable	750,000	750,000
Lease liability, net of current maturities	2,427,080	872,124
Total liabilities	16,330,594	13,208,229

Stockholders’ equity:
Preferred stock, $1.00 par value, 5,405,010 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 25,000,000 shares authorized; 12,006,873 issued and outstanding as of March 31, 2022 and 11,986,873 issued and outstanding as of December 31, 2021	120,069	119,869
Additional paid-in capital	54,030,291	53,341,405
Accumulated deficit	(33,826,397)	(33,109,220)
Total SG Blocks, Inc. stockholders’ equity	20,323,963	20,352,054
Non-controlling interest	1,308,640	1,363,735
Total stockholders’ equity	21,632,603	21,715,789
Total Liabilities and Stockholders’ Equity	$37,963,197	$34,924,018

The accompanying notes are an integral part of these condensed consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2022	2021
	(Unaudited)
Revenue:
Construction services	$1,668,384	$3,137,715
Engineering services	50,386	93,949
Medical revenue	6,885,828	5,955,963
Total	8,604,598	9,187,627

Cost of revenue:
Construction services	1,677,560	4,093,540
Engineering services	43,153	9,770
Medical revenue	4,397,450	4,527,692
Total	6,118,163	8,631,002

Gross profit	2,486,435	556,625

Operating expenses:
Payroll and related expenses	1,144,187	827,522
General and administrative expenses	780,021	809,800
Marketing and business development expense	143,335	70,627
Pre-project expenses	—	10,133
Total	2,067,543	1,718,082

Operating profit/(loss)	418,892	(1,161,457)

Other income (expense):
Interest expense	(48,849)	(363)
Interest income	12,783	17,470
Other income	118,902	—
Total	82,836	17,107

Income (loss) before income taxes	501,728	(1,144,350)
Income tax expense	—	—

Net income (loss)	501,728	(1,144,350)

Add: net income attributable to noncontrolling interests	1,218,905	889,527
Net loss attributable to common stockholders of SG Blocks, Inc.	$(717,177)	$(2,033,877)

Net loss per share attributable to SG Blocks, Inc.
Basic and diluted	$(0.06)	$(0.23)

Weighted average shares outstanding:
Basic and diluted	11,998,334	8,744,469

The accompanying notes are an integral part of these condensed consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	$0.01 Par Value Common Stock		Additional Paid-in	Accumulated	SG Blocks Stockholders'	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity	Interests	Equity
Balance at December 31, 2020	8,596,189	$85,962	$40,443,840	$(22,276,546)	$18,253,256	$184,567	$18,437,823
Stock-based compensation	—	—	286,186	—	286,186	—	286,186
Conversion of warrants to common stock	225,100	2,251	701,187	—	703,438	—	703,438
Net loss	—	—	—	(2,033,877)	(2,033,877)	889,527	(1,144,350)
Balance at March 31, 2021	8,821,289	$88,213	$41,431,213	$(24,310,423)	$17,209,003	$1,074,094	$18,283,097

Balance at December 31, 2021	11,986,873	$119,869	$53,341,405	$(33,109,220)	$20,352,054	$1,363,735	$21,715,789
Stock-based compensation	20,000	200	688,886	—	689,086	—	689,086
Noncontrolling interest distribution	—	—	—	—	—	(1,274,000)	(1,274,000)
Net income (loss)	—	—	—	(717,177)	(717,177)	1,218,905	501,728
Balance at March 31, 2022	12,006,873	$120,069	$54,030,291	$(33,826,397)	$20,323,963	$1,308,640	$21,632,603

The accompanying notes are an integral part of these condensed consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	For the Three Months Ended March 31, 2022	For the Three Months Ended March 31, 2021
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$501,728	$(1,144,350)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense	104,825	91,190
Amortization of intangible assets	41,823	40,407
Amortization of deferred license costs	10,196	10,196
Amortization of Debt Issuance Costs	8,628	—
Bad Debt Expense	7,024	—
Interest income on long-term note receivable	(9,247)	(9,247)
Stock-based compensation	649,090	286,186
Loss on asset disposal	241	—
Changes in operating assets and liabilities:
Accounts receivable	486,117	(581,299)
Contract assets	(91,479)	(599,441)
Inventories	219,483	(155,935)
Prepaid expenses and other current assets	(128,592)	(679,540)
Right of use asset	109,308	97,846
Accounts payable and accrued expenses	(2,052,971)	2,062,776
Contract liabilities	3,768,133	(641,412)
Due to affiliates	(264,451)	(863,151)
Lease liability	(102,829)	(97,342)
Net cash provided by (used in) operating activities	3,257,027	(2,183,116)

Cash flows from investing activities:
Purchase of property, plant and equipment	(922,865)	(862,090)
Purchase of intangible asset	—	(42,500)
Proceeds from sale of equipment	760	—
Repayment of promissory note	(100,000)	—
Payment on assumed liability of acquired assets	—	(85,798)
Project Development Costs	(338,885)	—
Investment in non-marketable securities	(500,000)	—
Net cash (used in) investing activities	(1,860,990)	(990,388)

Cash flows from financing activities:
Proceeds from conversion of warrants to common stock	—	703,438
Distribution paid to NCI	(1,274,000)	—
Net cash (used in) provided by financing activities	(1,274,000)	703,438

Net increase (decrease) in cash and cash equivalents	122,037	(2,470,066)

Cash and cash equivalents - beginning of period	13,024,381	13,010,356

Cash and cash equivalents - end of period	$13,146,418	$10,540,290

 The accompanying notes are an integral part of these condensed consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2022 and 2021 (Unaudited)

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

The building products developed with the Company's proprietary technology and design and engineering expertise are generally stronger, more durable, environmentally sensitive, and erected in less time than traditional construction methods. The use of the SGBlocks building structure typically provides between four to six points towards the Leadership in Energy and Environmental Design (“LEED”) certification levels, including reduced site disturbance, resource reuse, recycled content, innovation in design and use of local and regional materials. Due to the ability of SGBlocks to satisfy such requirements, the Company believes the products produced utilizing its technology and expertise is a leader in environmentally sustainable construction.

There are three core product offerings that utilize the Company's technology and engineering expertise. The first product offering involves GreenSteel™ modules, which are the structural core and shell of an SGBlocks building. The Company procures the containers, engineer required openings with structural steel enforcements, paint the SGBlocks and then deliver them on-site, where the customer or a customer’s general contractor will complete the entire finish out and installation. The second product offering involves replicating the process to create the GreenSteel product and, in addition, installing selected materials, finishes and systems (including, but not limited to floors, windows, doors, interior painting, electrical wiring and fixtures, plumbing outlets and bathrooms, roofing system) and delivering SGBlocks pre-fabricated containers to the site for a third party licensed general contractor to complete the final finish out and installation. Finally, the third product offering is the completely fabricated and finished SGBlocks building (including but not limited to floors, windows, doors, interior painting, electrical wiring and fixtures, plumbing outlets and bathrooms, roofing systems), including erecting the final unit on site and completing any other final steps. The building is ready for occupancy and/or use as soon as installation is completed. Construction administration and/or project management services are typically included in the Company's product offerings.

The Company also provides engineering and project management services related to the use and modification of Modules in construction.

During 2020, the Company formed, SG Echo, LLC, a wholly owned subsidiary of the Company. SG Echo, LLC was formed to complete the business acquisition. The Company acquired substantially all the assets of Echo DCL, a Texas limited liability company, except for Echo's real estate holdings for which the Company obtained a right of first refusal. Echo is a container/modular manufacturer based in Durant, Oklahoma specializing in the design and construction of permanent modular and temporary modular buildings and was one of the Company's key supply chain partners. Echo caters to the military, education, administration facilities, healthcare, government, commercial and residential customers. This acquisition has allowed the Company to expand its reach for the Modules and offer an opportunity to vertically integrate a large portion of the Company's cost of goods sold, as well as increase margins, productivity and efficiency in the areas of design, estimating, manufacturing and delivery and to become the manufacturer of the Company's core container and modular product offerings. The Company also entered into a joint venture with Clarity Lab Solutions LLC., to provide clinical lab testing related to COVID-19.

As of January 2021 through the fourth quarter of 2021, the Company’s consolidated financial statements include the accounts of Chicago Airport Testing LLC (“CAT”). The Company had a variable interest in CAT as described further below. CAT is in the business of marketing, selling, distributing, leasing and otherwise commercially exploiting certain products and services in the COVID-19 testing and other medical industry.

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

For the Three months ended March 31, 2022 and 2021 (Unaudited)

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

As of March 31, 2022, the Company had 12,006,873 shares of common stock issued and outstanding.

2.	Liquidity

As of March 31, 2022, the Company had cash and cash equivalents of $13,146,418 and a backlog of approximately $7,591,863. See Note 11 for a discussion of construction backlog. Based on our conversations with key customers, the Company anticipates its backlog to convert to revenue over the following period:

2022
Within 1 year	$7,591,863
Total Backlog	$7,591,863

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

The Company completed a public and concurrent private offering in October 2021, which resulted in net proceeds of approximately $10,488,000. See Note 12 for a discussion on the public and concurrent private offering. The Company believes that it has adequate cash balances to meet obligations coming due in the next twelve months and further intends to meet its capital needs from revenue generated from operations and by containing costs, entering into strategic alliances, as well as exploring other options, including the possibility of raising additional debt or equity capital as necessary. There is, however, no assurance the Company will be successful in meeting its capital requirements prior to becoming cash flow positive. The Company does not have any additional sources secured for future funding, and if it is unable to raise the necessary capital at the times it requires such funding, it may need to materially change its business plan, including delaying implementation of aspects of such business plan or curtailing or abandoning such business plan altogether.

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

For the Three Months Ended March 31, 2022 and 2021 (Unaudited)

3.	Summary of Significant Accounting Policies

Basis of presentation and principals of consolidation – The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to the Current Report on Form 10-Q and Article 8 Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. The condensed financial statements and notes should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2021 included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the Securities and Exchange Commission on April 18, 2022. In the opinion of management, all adjustments, consisting of normal accruals, considered necessary for a fair presentation of the interim financial statements have been included. Results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

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

Reclassification – Certain prior year balances were reclassed to conform to current period presentation. There was no impact to income (loss) or cash flows as a result of these reclassifications.

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

For the Three Months Ended March 31, 2022 and 2021 (Unaudited)

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

CMC Right of First Refusal Agreement – On October 9, 2019, the Company entered into a Right of First Refusal Agreement (the “Agreement”) with CMC Development LLC (“CMC”), which had a term of two (2) years. Under the Agreement, the Company had a right of first refusal with respect to being engaged as a designer and builder of any real estate projects for which CMC has secured the rights to develop and in which CMC has a greater than fifty percent (50%) interest in the owner or developer entity and has the right to select the builder for such real estate project (the “ROFR Rights”). In exchange for such ROFR Rights, the Company agreed to issue to CMC 2,500 shares of restricted stock of the Company’s common stock, of which 1,250 shares vested on March 31, 2021 and the remaining 1,250 shares was to vest and be issued on September 30, 2021 unless the Agreement is earlier terminated. In the event that the Agreement was earlier terminated, CMC was entitled to receive the entire amount of such restricted stock that had vested as of such earlier termination date, but in no event less than 1,250 shares of such restricted stock. The Agreement also provided for customary indemnification and confidentiality obligations between the parties. The 2,500 shares of restricted stock of the Company's common stock has yet to be issued to CMC.

The Agreement also provided that CMC has engaged the Company to build and design, in the aggregate, approximately 100 residential and commercial units at 1100 Ridge Avenue, Atlanta, Georgia, which is known as the “Ridge Avenue, Atlanta Project.” The total expected gross revenue to the Company for the project to be derived by CMC is approximately $16,900,000. The project is a residential project but it was not subject to the recently terminated ELA. The planning stage of the project was initially delayed due to COVID-19. The Company is no longer participating on Ridge Avenue as CMC has decided to proceed with this project as a traditional construction build. The Company previously reported this as a cancellation within the Company's backlog footnote, see Note 11 on this discussion. No revenue has been recognized under the Agreement during the three months ended March 31, 2022 and 2021.

The Company entered into a joint venture agreement with Clarity Lab Solutions, LLC (“Clarity Labs”) (the “JV”) in the fourth quarter of 2020. Revenue from the activities of the JV is related to clinical testing services and is recognized when services have been rendered, which is at a point in time.  Included in the consideration the Company expected to be entitled to receive, the Company estimates its contractual allowances, payer denials and price concessions. In addition, the Company formed Chicago Airport Testing, LLC which collected rental revenue from subleasing to a consortium of government entities assisting in COVID-19 testing. For the three months ended March 31, 2022 and 2021, the Company recognized approximately $6,885,828 and $5,863,358 related to activities through these two joint ventures, which is included in medical revenue on the accompanying consolidated statements of operations.

Disaggregation of Revenues

The Company’s revenues are principally derived from construction and engineering contracts related to Modules, and medical revenue derived from lab testing and test kit sales. The Company's contracts are with customers in various industries. Revenue recognized at a point in time and recognized over time were $6,885,828 and $1,718,770, respectively, for the three months ending March 31, 2022. Revenue recognized at a point in time and recognized over time were $5,965,413 and $3,222,214, respectively, for the three months ending March 31, 2021.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2022 and 2021 (Unaudited)

3.	Summary of Significant Accounting Policies (continued)

The following tables provide further disaggregation of the Company’s revenues by categories:

	Three Months Ended March 31,
Revenue by Customer Type	2022		2021
Construction and Engineering Services:
Government	$39	—%	$1,085,480	12%
Hotel	897,244	10%	170,426	2%
Medical - Construction	—	—%	251,560	3%
Multi-Family (includes Single Family)	77,626	1%	44,746	—%
Office	728,875	8%	177,392	1%
Retail	5,344	1%	42,015	1%
Special Use	9,642	—%	1,460,045	16%
Subtotal	1,718,770	20%	3,231,664	35%
Medical Revenue:
Medical (lab testing, kit sales and equipment)	6,885,828	80%	5,955,963	65%
Total revenue by customer type	$8,604,598	100%	$9,187,627	100%

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

For the Three Months Ended March 31, 2022 and 2021 (Unaudited)

3.	Summary of Significant Accounting Policies (continued)

Deferred Contract Costs - Prior to entering into the ELA, the Company was subject to an agreement to construct and develop a certain property (“Original Agreement”), which now is subject to the ELA. Upon entering into the ELA, the Company is no longer obliged to its Original Agreement. Upon entering the ELA, the Company had an outstanding accounts receivable balance of $306,143, which was forfeited and recognized this amount as deferred contract costs. This amount was offset by $102,217, which was reimbursement from the licensee for project costs on this project. The Company incurred total deferred contract costs of $203,926. The Company considered this amount an incremental cost of obtaining that ELA, because the Company expects to recover those costs through future royalty payments. The Company plans to amortize the asset over sixty months, which is the initial term of the ELA because the asset relates to the services transferred to the customer during the contract term. As of March 31, 2022, accumulated amortization related to deferred contract costs amounted to $101,963. During the three months ended March 31, 2022 and 2021, amortization expense relating to the deferred contract costs amounted to $10,196 and $10,196, respectively, and is included in general and administrative expenses on the accompanying condensed consolidated statement of operations. As previously mentioned, the ELA was terminated on June 15, 2021 but the Company expects to recover the deferred contract costs from the Assignment of Limited Rights Under Membership Interest Redemption Agreement, dated June 15, 2021 as described below.

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

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2022 and 2021 (Unaudited)

3.	Summary of Significant Accounting Policies (continued)

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

On January 18, 2021 the Company entered into an operating agreement to form CAT. The purpose of CAT was to market, sell, distribute, lease and otherwise commercially exploit certain products and services in the COVID-19 testing industry.  The Company has determined it is the primary beneficiary of CAT and has thus consolidated the activities in its consolidated financial statements.

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

On February 24, 2022 the Company made a $500,000 capital investment for a 1.2% ownership in Moliving, a nomadic hospitality solution company.
The Company also executed a side agreement to build the first sixty Moliving units and an additional ninety units after the first sixty units are manufactured.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2022 and 2021 (Unaudited)

3.	Summary of Significant Accounting Policies (continued)

Cash and cash equivalents – The Company considers cash and cash equivalents to include all short-term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less upon acquisition. Cash and cash equivalents totaled $13,146,418 and $13,024,381 as of March 31, 2022 and December 31, 2021, respectively.

Short-term investment – The Company classifies investments consisting of a certificate of deposit with a maturity greater than three months but less than one year as short-term investment.  The Company had no short-term investment as of March 31, 2022 or 2021, respectively.

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

Inventory – Raw construction materials (primarily shipping containers and fabrication materials) are valued at the lower of cost (first-in, first-out method) or net realizable value. Finished goods and work-in-process inventories are valued at the lower of cost or net realizable value, using the specific identification method. Medical equipment and COVID-19 test and testing supplies are valued at the lower of cost, (first-in, first-out method) or net realizable value. As of March 31, 2022 there was inventory of $336,586 for construction materials, and $717,756 of medical equipment and COVID-19 test and testing supplies. As of December 31, 2021 there was inventory of $516,731 for construction materials, and $757,094 of medical equipment and COVID-19 test and testing supplies.

Goodwill – The Company performs its impairment test of goodwill at the reporting unit level each fiscal year, or more frequently if events or circumstances change that would more likely than not reduce the fair value of its reporting unit below its carrying values. The Company performs a goodwill impairment test by comparing the fair value of the reporting unit with its carrying value and recognizes an impairment charge for the amount by which the carrying value exceeds the fair value, not to exceed the total amount of goodwill. The amount by which the carrying value of the goodwill exceeds its implied fair value, if any, is recognized as an impairment loss. There were no impairments during the  three months ended March 31, 2022 or 2021. The Company has taken the recent COVID-19 pandemic into consideration when determining impairment.

Intangible assets – Intangible assets consist of $2,766,000 of proprietary knowledge and technology, which is being amortized over 20 years. In addition, $97,164 of trademarks, and $47,800 of website costs are being amortized over 5 years.  The Company evaluated intangible assets for impairment during the year ended December 31, 2021, and determined that there were no impairment losses. There was no impairment during the three months ended March 31, 2022. The accumulated amortization as of March 31, 2022 and 2021 was $857,554 and $690,262, respectively. The amortization expense for the three months ended March 31, 2022 and 2021 was $41,823 and $40,407, respectively. The estimated amortization expense for the successive five years is as follows:

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2022 and 2021 (Unaudited)

3.	Summary of Significant Accounting Policies (continued)

For the year ending December 31,:
2022	$121,147
2023	161,176
2024	160,469
2025	157,052
2026	139,716
Thereafter	1,313,850
$2,053,410

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

Held For Sale Assets – On May 10, 2021 the Company's subsidiary, SG DevCo acquired the Lago Vista, Texas property for $3,576,130. Management has implemented a plan to sell this property, which meets all of the criteria required to classify it as Held for Sale. Including the project development costs associated with Lago Vista of $816,410, the book value is now $4,392,541.

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

For the Three Months Ended March 31, 2022 and 2021 (Unaudited)

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

With respect to receivables, concentrations of credit risk are limited to a few customers in the construction industry. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers other than normal lien rights. At March 31, 2022 and December 31, 2021, 75% and 78%, respectively, of the Company’s gross accounts receivable were due from two and four customers.

Revenue relating to two and two customers represented approximately 90% and 80% of the Company's total revenue for the three months ended March 31, 2022 and 2021, respectively.

Cost of revenue relating to two and two vendors represented approximately 28% and 28% of the Company’s total cost of revenue for the three months ended March 31, 2022 and 2021, respectively. The Company believes it has access to alternative suppliers, with limited disruption to the business, should circumstances change with its existing suppliers.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2022 and 2021 (Unaudited)

4.	Accounts Receivable

At March 31, 2022 and December 31, 2021, the Company’s accounts receivable consisted of the following:

	2022	2021
Billed:
Construction services	$2,370,435	$2,293,187
Engineering services	11,795	86,388
Medical revenue	122,939	679,446
Retainage receivable	686,560	635,049
Other receivable	195,888	186,692
Total gross receivables	3,387,617	3,880,762
Less: allowance for credit losses	(963,116)	(963,116)
Total net receivables	$2,424,501	$2,917,646

Receivables are evaluated for collectability and allowances for potential losses are established or maintained on applicable receivables. The allowance of doubtful accounts was $963,116 as of March 31, 2022 and December 31, 2021. There was $7,024 in bad debt expense during the three months ended March 31, 2022. There were no write offs for the year ended December 31, 2021.

5.	Contract Assets and Contract Liabilities

Costs and estimated earnings on uncompleted contracts, which represent contract assets and contract liabilities, consisted of the following at March 31, 2022 and December 31, 2021:

	2022	2021
Costs incurred on uncompleted contracts	$7,004,438	$4,272,425
Provision for loss on uncompleted contracts	391,703	2,238,578
Estimated earnings to date on uncompleted contracts	(3,731,057)	(3,156,377)
Gross contract assets	3,665,084	3,354,626
Less: billings to date	(8,737,401)	(4,750,289)
Net contract assets (liabilities) on uncompleted contracts	$(5,072,317)	$(1,395,663)

The above amounts are included in the accompanying condensed consolidated balance sheets under the following captions at March 31, 2022 and December 31, 2021.

	2022	2021
Contract assets	$133,395	$41,916
Contract liabilities	(5,205,712)	(1,437,579)
Net contract assets (liabilities)	$(5,072,317)	$(1,395,663)

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

For the Three Months Ended March 31, 2022 and 2021(Unaudited)

6.	Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation and amortization and depreciated using the straight-line method over their useful lives. At March 31, 2022 and December 31, 2021, the Company’s property, plant and equipment, net consisted of the following:

	2022	2021
Computer equipment and software	$159,987	$156,701
Furniture and other equipment	276,703	275,606
Leasehold improvements	15,400	15,400
Equipment and machinery	1,232,378	1,219,056
Automobiles	4,638	4,638
Building held for leases	196,416	196,416
Laboratory and temporary units	1,364,748	1,362,760
Land	893,786	3,576,130
Construction in progress	450,381	442,515
Property, plant and equipment	4,594,437	7,249,222
Less: accumulated depreciation	(513,585)	(409,279)
Property, plant and equipment, net	$4,080,852	$6,839,943

Depreciation expense for the three months ended March 31, 2022 and 2021 amounted to $104,825 and $91,190 respectively.
7.	Notes Receivable

On January 21, 2020, CPF GP 2019-1 LLC (“CPF GP”) issued to the Company a promissory note in the principal amount of $400,000 (the “Company Note”) and issued to Paul Galvin, the Company’s Chairman and CEO, a promissory note in the principal amount of $100,000 (the “Galvin Note”). The transaction closed on January 22, 2021, on which date the Company loaned CPF GP 2019-1 LLC $400,000 and Mr. Galvin personally loaned CPF GP $100,000 on behalf of the Company. The Company Note and Galvin Note were issued pursuant to that certain Loan Agreement and Promissory Note, dated October 3, 2019 (the “Loan Agreement”), as amended on October 15, 2019 and November 7, 2019 by and between the CPF GP and the Company, and bear interest at five percent (5%) per annum, payable, together with the unpaid principal amount of the promissory notes, on the earlier of the July 31, 2023 maturity date or upon the liquidation, redemption sale or issuance of a dividend upon the LLC interests in CPF MF 2019-1 LLC, a Texas limited liability company of which CPF GP is the general partner; provided, that the terms of the Galvin Note provide that all interest payments due to Mr. Galvin under the Galvin Note shall be paid directly to, and for the benefit of, the Company.

In April 2020, CPF GP issued to the Company a promissory note in the principal amount of $250,000 (the “Company Note 2”). The transaction closed on April 15, 2021, on which date the Company loaned CPF GP 2019-1 LLC $250,000. The Company Note was issued pursuant to that certain Loan Agreement and Promissory Note, dated October 3, 2019 (the “Loan Agreement 2”), as amended on October 15, 2019 and November 7, 2019 by and between the CPF GP and the Company, and bear interest at five percent (5%) per annum, payable, together with the unpaid principal amount of the promissory notes, on the earlier of the July 31, 2023 maturity date or upon the liquidation, redemption sale or issuance of a dividend upon the LLC interests in CPF MF 2019-1 LLC, a Texas limited liability company of which CPF GP is the general partner.

During the period ended March 31, 2022, the Galvin Note was assigned to the Company and the principal amount of $100,000 was returned to Mr. Galvin. The Company has a promissory note in the principal amount of $100,000 (the "Company Note 3") and the assignment occurred in January 2022. The promissory notes are unaffected by the Settlement and Mutual Release Agreement and remain in effect and outstanding in accordance with the terms of the notes evidencing such loans. See Note 3 for a discussion on the Settlement and Mutual Release Agreement and termination of the ELA with CPF.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2022 and 2021 (Unaudited)

8.	Notes Payable

On July 14, 2021, SG DevCorp, a subsidiary of the Company, issued a Real Estate Lien Note, in the principal amount of $2,000,000 (the “Short-Term Note”), secured by a Deed of Trust, dated July 14, 2021 (the “Deed of Trust”), on the Company's 50+ acre Lake Travis project site in Lago Vista, Texas and a related Assignment of Leases and Rents, dated July 8, 2021 (“Assignment of Rents”), for net loan proceeds of approximately  $1,948,234 after fees. The Short-Term Note has a term of one (1) year, provides for payments of interest only at a rate of twelve percent (12%) per annum and may be prepaid without penalty commencing nine (9) months after its issuance date. If the Short-Term Note is prepaid prior to nine (9) months after its issuance date, a 0.5% prepayment penalty is due. The Company capitalized $20,000 in interest charges and $4,314 in debt issuance costs as of March 31, 2022 related to the Lago Vista project in accordance with ASC 835-20. The Company capitalized $112,348 in interest charges and $23,727 in debt issuance costs as of December 31, 2021 related to the Lago Vista project in accordance with ASC 835-20.

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

9.	Leases

The Company leases an office, a manufacturing plant and certain equipment under non-cancelable operating lease agreements. The leases have remaining lease terms ranging from one year to ten years.

Supplemental balance sheet information related to leases is as follows:

Balance Sheet Location		March 31, 2022
Operating Leases
Right-of-use assets, net		$2,874,936

Current liabilities	Lease liability, current maturities	(461,584)
Non-current liabilities	Lease liability, net of current maturities	(2,420,401)
Total operating lease liabilities		$(2,881,985)

Finance Leases
Right-of-use assets		$27,348

Current liabilities	Lease liability, current maturities	(19,639)
Non-current liabilities	Lease liability, net of current maturities	(6,679)
Total finance lease liabilities		$(26,318)

Weighted Average Remaining Lease Term
Operating leases		7.4 years
Finance leases		1.36 years
Weighted Average Discount Rate
Operating leases		3%
Finance leases		3%
18

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2022 and 2021 (Unaudited)

9.	Leases (continued)

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

Anticipated future lease costs, which are based in part on certain assumptions to approximate minimum annual rental commitments under non-cancelable leases, are as follows:

Year Ending December 31:	Operating	Financing	Total
2022	$405,825	$15,120	$420,945
2023	525,718	11,760	537,478
2024	523,722	—	523,722
2025	446,349	—	446,349
2026	207,379	—	207,379
Thereafter	1,119,904	—	1,119,904
Total lease payments	3,228,897	26,880	3,255,777
Less: Imputed interest	346,912	562	347,474
Present value of lease liabilities	$2,881,985	$26,318	$2,908,303

Chicago Airport Testing has subleased its leased vacant area for a period of one year, the sublessee has the option to terminate at any time after the first six months. The sublessee elected to terminate the Agreement, effective as of July 31, 2021 and the Company has no remaining lease revenue from the sublessee.

10.	Net Income (Loss) Per Share

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

At March 31, 2022, there were restricted stock units, options and warrants of 2,245,186, 36,436 and 2,025,520 respectively, outstanding that could potentially dilute future net income per share. Because the Company had a net loss as of March 31, 2022, it is prohibited from including potential common shares in the computation of diluted per share amounts. Accordingly, the Company has used the same number of shares outstanding to calculate both the basic and diluted loss per share. At March 31, 2021, there were options, including options to non-employees and non-directors, restricted stock units and warrants to purchase 36,436, 884,343 and 128,090 shares of common stock, respectively, outstanding that could potentially dilute future net income per share.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2022 and 2021(Unaudited)

11.	Construction Backlog

The following represents the backlog of signed construction and engineering contracts in existence at March 31, 2022 and December 31, 2021, which represents the amount of revenue the Company expects to realize from work to be performed on uncompleted contracts in progress and from contractual agreements in effect at March 31, 2022 and December 31, 2021, respectively, on which work has not yet begun:

	2022	2021
Balance - beginning of period	$3,217,909	$25,117,461
New contracts and change orders during the period	6,092,724	3,191,335
Adjustments and cancellations, net	—	(18,297,197)
Subtotal	9,310,633	10,011,599
Less: contract revenue earned during the period	1,718,770	(6,793,690)
Balance - end of period	$7,591,863	$3,217,909

Backlog at December 31, 2021 included two contracts entered into during the third quarter of 2020 in the amount of approximately $4 million and approximately $2.95 million along with three contracts during the fourth quarter of 2020 in the amount of approximately $2.7 million, $0.80 million, and $0.70 million. The Company executed one large contract in the first quarter of 2021 in the amount of approximately $1.3 million, one large contract in the third quarter of 2021 of approximately of $0.87 million and had one large partial contract cancellation to an existing contract of approximately ($1.3) million. The Company executed one large contract in the fourth quarter of 2021 in the amount of approximately $0.78 million and had one contract cancellation in the amount of approximately $16.9 million. On March 29, 2022, the Company entered into a contract with ATCO Structures & Logistics (USA) Inc. for $5,954,950 that is reflected in the March 31, 2022 backlog. The Company expects that all of this revenue will be realized by December 31, 2022.

The Company’s remaining backlog as of March 31, 2022 represents the remaining transaction price of firm contracts for which work has not been performed and excludes unexercised contract options.

The Company expects to satisfy its backlog which represents the remaining unsatisfied performance obligation on contracts as of March 31, 2022 over the following period:

2022
Within 1 year	$7,591,863
1 to 2 years	—
Total Backlog	$7,591,863

Although backlog reflects business that is considered to be firm, cancellations, deferrals or scope adjustments may occur. Backlog is adjusted to reflect any known project cancellations, revisions to project scope and cost and project deferrals, as appropriate.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2022 and 2021(Unaudited)

12.	Stockholders’ Equity

Public Offerings –

In October 2021, the Company closed a registered direct offering and concurrent private placement of its common stock (the "October Offering") that the Company effected pursuant to the Securities Purchase Agreement that it entered into on October 25, 2021 with an institutional investor and received gross proceeds of $11.55 million. Pursuant to the terms of the Purchase Agreement, the Company issued to the investor (A) in a registered direct offering (i) 975,000 shares (the “Public Shares”) of its Common Stock, par value $0.01 per share (the “Common Stock”), and (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 2,189,384 shares (the “Pre-Funded Warrant Shares”) of Common Stock and (B) in a concurrent private placement, Series A warrants to purchase up to 1,898,630 shares (the “Common Stock Warrant Shares”) of Common Stock (the “Common Stock Warrants,” and together with the Public Shares and the Pre-Funded Warrants, the “Securities”) (the “Offering The Pre-Funded Warrants were immediately exercisable at a nominal exercise price of $0.001 and all Pre-Funded Warrants sold have been exercised. The Common Stock Warrants have an exercise price of $4.80 per share, are exercisable upon issuance and will expire five years from the date of issuance. A.G.P./Alliance Global Partners (the “Placement Agent”) acted as the exclusive placement agent for the transaction pursuant to that certain Placement Agency Agreement, dated as of October 25, 2021, by and between the Company and the Placement Agent (the “Placement Agency Agreement”), the Placement Agent received (i) a cash fee equal to seven percent (7.0%) of the gross proceeds from the placement of the Securities sold by the Placement Agent in the Offering and (ii) a non-accountable expense allowance of one half of one percent (0.5%) of the gross proceeds from the placement of the Gross Proceeds Securities sold by the Placement Agent in the Offering. The Company also reimbursed the Placement Agent’s expenses up to $50,000 upon closing the Offering. The net proceeds to the Company after deducting the Placement Agent’s fees and the Company’s estimated offering expenses was approximately $10.5 million.

Securities Purchase Agreement – In April 2019, the Company issued 42,388 shares of its common stock at $22.00 per share through a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional investors and accredited investors. Concurrently with the sale of the common stock, pursuant to the Purchase Agreement, the Company also sold common stock purchase warrants to such investors to purchase up to an aggregate of 42,388 shares of common stock. The Company incurred $379,816 in issuance costs from the offering and issued 4,239 warrants to the underwriters. The warrants are further discussed in Note 14.

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

Underwriting Agreement – In August 2019, the Company issued 45,000 shares of its common stock at $17.00 per share pursuant to the terms of an Underwriting Agreement (the “Underwriting Agreement”) to the public. The Company incurred $181,695 in issuance costs from the offering and issued warrants to purchase 2,250 shares of common stock to the underwriter. The warrants are further discussed in Note 14.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2022 and 2021 (Unaudited)
13.	Segments and Disaggregated Revenue

	Construction	Medical	Development	Corporate and support	Consolidated
Fiscal Quarter Ended March 31, 2022
Revenue	$1,718,770	$6,885,829	$—	$—	$8,604,599
Cost of revenue	1,720,714	4,397,449	—	—	6,118,163
Operating expenses	109,163	18,973	281,988	1,657,419	2,067,543
Operating gain/loss	(111,107)	2,469,407	(281,988)	(1,657,419)	418,892
Other income (expense)	—	—	(40,000)	122,836	82,836
Income before income taxes	(111,107)	2,469,407	(321,988)	(1,534,583)	501,728
Net income attributable to non-controlling interest	—	1,218,905	—	—	1,218,905
Net loss attributable to common stockholders of SG Blocks, Inc.	$(111,107)	$1,250,502	$(321,988)	$(1,534,583)	$(717,177)

Total assets	$10,464,450	$4,857,366	$8,889,271	$13,752,110	$37,963,197
Depreciation and amortization	$143,435	$263,169	$8,628	$—	$165,473
Capital expenditures	$24,100	$—	$893,785	$4,980	$922,865
Inter-segment revenue elimination	$—	$160,500	$—	$(160,500)	$—

	Construction	Medical	Development	Corporate and support	Consolidated
Fiscal Quarter Ended March 31, 2021
Revenue	$3,231,664	$5,955,963	$—	$—	$9,187,627
Cost of revenue	4,103,310	4,527,692	—	—	8,631,002
Operating expenses	6,150	159,254	—	1,552,678	1,718,082
Operating gain/loss	(877,796)	1,269,017	—	(1,552,678)	(1,161,457)
Other income (expense)	—	—	—	17,107	17,107
Income before income taxes	(877,796)	1,269,017	—	(1,535,571)	(1,144,350)
Net income attributable to non-controlling interest	—	889,527	—	—	889,527
Net loss attributable to common stockholders of SG Blocks, Inc.	$(877,796)	$379,491	$—	$(1,535,571)	$(2,033,877)

Total assets	$14,050,007	$5,047,318	$127,395	$8,023,564	$27,248,283
Depreciation and amortization	$56,909	$84,619	$—	$265	$141,793
Capital expenditures	$477,882	$36,890	$—	$347,318	$862,090

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2022 and 2021 (Unaudited)

14.	Warrants

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

In conjunction with the Underwriting Agreement in May 2020, the Company issued to the underwriter, as compensation, warrants to purchase an aggregate of 300,000 shares of common stock at an initial exercise price of $3.14 per share. The warrants are exercisable at the option of the holder on or after November 6, 2021 and expire May 5, 2025.

In conjunction with the Purchase Agreement in October 2021, the Company also issued Series A warrants to purchase up to 1,898,630 shares of Common Stock in a concurrent private placement. The warrants have an exercise price of $4.80 per share, exercisable at the option of the holder on or after October 26, 2021 and will expire five years from the date of issuance.

15.	Share-based Compensation

On October 26, 2016, the Company’s Board of Directors approved the issuance of up to 25,000 shares of the Company’s common stock in the form of restricted stock or options (“2016 Stock Plan”). Effective January 20, 2017, the 2016 Stock Plan was amended and restated as the SG Blocks, Inc. Stock Incentive Plan, as further amended effective June 1, 2018 and as further amended on July 30, 2020 and as further amended on August 18, 2021, (the “Incentive Plan”). The Incentive Plan authorizes the issuance of up to 3,625,000 shares of common stock.  It authorizes the issuance of equity-based awards in the form of stock options, stock appreciation rights, restricted shares, restricted share units, other share-based awards and cash-based awards to non-employee directors and to officers, employees and consultants of the Company and its subsidiary, except that incentive stock options may only be granted to the Company’s employees and its subsidiary’s employees. The Incentive Plan expires on October 26, 2026, and is administered by the Company’s Compensation Committee of the Board of Directors. Each of the Company’s employees, directors, and consultants are eligible to participate in the Incentive Plan. As of March 31, 2022, there were 1,343,377 shares of common stock available for issuance under the Incentive Plan.

Stock-Based Compensation Expense

Stock-based compensation expense is included in the condensed consolidated statements of operations as follows:

	Three Months Ended March 31,
	2022	2021
Payroll and related expenses	$649,090	$286,186
Total	$649,090	$286,186

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2022 and 2021 (Unaudited)

15.	Share-based Compensation (continued)

The following table presents total stock-based compensation expense by security type included in the condensed consolidated statements of operations:

	Three Months Ended March 31,
	2022	2021
Stock options	$—	$2,666
Restricted Stock Units	649,090	283,520
Total	$649,090	$286,186

Stock-Based Option Awards

The Company has issued no stock-based options during the three months ended March 31, 2022 and 2021.

Because the Company does not have significant historical data on employee exercise behavior, the Company uses the “Simplified Method” to calculate the expected life of the stock-based option awards granted to employees. The simplified method is calculated by averaging the vesting period and contractual term of the options.

The following table summarizes stock-based option activities and changes during the three months ended March 31, 2022 as described below:

	Shares	Weighted Average Fair Value Per Share	Weighted Average Exercise Price Per Share	Weighted Average Remaining Terms (in years)	Aggregate Intrinsic Value
Outstanding – December 31, 2021	36,436	24.80	78.71	5.34	—
Granted	—	—	—	—	—
Exercised	—	—	—	—	—
Cancelled	—	—	—	—	—
Outstanding – March 31, 2022	36,436	24.80	78.71	5.09	—
Exercisable – December 31, 2021	36,436	24.80	78.71	5.34	—
Exercisable – March 31, 2022	36,436	24.80	78.71	5.09	—

For the three months ended March 31, 2022 and 2021, the Company recognized stock-based compensation expense of $0 and $2,666, respectively, related to stock options. This expense is included in payroll and related expenses in the accompanying condensed consolidated statements of operations..

As of March 31, 2022, there was no unrecognized compensation costs related to non-vested stock options and all options have been expensed. The intrinsic value is calculated as the difference between the fair value of the stock price at year end and the exercise price of each of the outstanding stock options. The fair value of the stock price at March 31, 2022 was $1.95 per share.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2022 and 2021 (Unaudited)

15.	Share-based Compensation (continued)

Restricted Stock Units

On March 22, 2019, a total of 15,703 of restricted stock units were granted to Mr. Galvin, Mr. Armstrong, Mr. Shetty, six employees and one consultant of the Company, under the Company's stock-based compensation plan, at the fair value of $54.00 per share, which represents the closing price of the Company's common stock on February 26, 2019 as adjusted for stock splits. Restricted stock units granted to Mr. Galvin, Mr. Armstrong, Mr. Shetty, and an aggregate of six employees and one consultant of 6,139, 772, 5,729 and an aggregate of 3,063, respectively, vest in installments over either a one-year, two-year, three-year and four-year period and will fully vest by the end of December 31, 2022. The fair value of these units upon issuance amounted to $847,957.

On January 15, 2019 and February 26, 2019, a total of 526 of restricted stock units were granted to two of the Company’s non-employee directors, under the Incentive Plan, at the calculated fair value of $58.80 and $55.20 per share, respectively, which represents the average closing price of the Company’s common stock for the ten trading days immediately preceding and including the grant date as adjusted for stock splits. The restricted stock units granted on January 15, 2019 vested on January 15, 2020, subject to each individual’s continued service as a director of the Company through such date, and are payable six months after the termination of the director from the Company’s Board of Directors or death or disability. The restricted stock units granted on February 26, 2019 vested on the earlier of (A) the first anniversary of the date of the grant or (B) the date of the 2019 annual meeting of the Company’s stockholders subject to each individual’s continued service as a director of the Company through such date, and are payable six months after the termination of the director from the Board of Directors or death or disability.

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

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2022 and 2021 (Unaudited)

15.	Share-based Compensation (continued)

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

For the three months ended March 31, 2022 and 2021, the Company recognized stock-based compensation of $649,090 and $283,520 related to restricted stock units. This expense is included in the payroll and related expenses, general and administrative expenses, and marketing and business development expense in the accompanying condensed consolidated statement of operations.

The following table summarized restricted stock unit activities during the three months ended March 31, 2022:

Number of Shares
Non-vested balance at January 1, 2022	1,274,137
Granted	—
Vested	212,999
Forfeited/Expired	17,500
Non-vested balance at March 31, 2022	1,043,638

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2022 and 2021 (Unaudited)

16.	Commitments and Contingencies

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

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2022 and 2021 (Unaudited)

16.	Commitments and Contingencies (continued)

2.) ICON Construction Inc. v. SG Blocks, Inc, et. al. - On or about June 8, 2021 ICON Construction Inc. (“ICON”) filed a complaint against the Company and Echo DCL LLC (“Echo DCL”), seeking unspecified damages, arising out of a certain asset purchase agreement entered into between ICON and Echo DCL on or about February 20, 2020 (the “ICON-Echo Asset Agreement”) whereby, inter alia, Echo DCL acquired all of the assets of ICON. On or about September 17, 2020, Echo DCL and SG Echo LLC  entered into a certain asset purchase agreement (the “Echo Asset Agreement”) whereby, inter alia, SG Echo acquired all of the assets of Echo DCL. In the Echo Asset Agreement Echo DCL represented and warranted to SG Echo that it had good and marketable title to the assets, had full right and power to transfer same, and that the same were free and clear of any encumbrances except for a certain permitted lien held by BTH Bank.

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

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2022 and 2021 (Unaudited)

16.	Commitments and Contingencies (continued)

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

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2022 and 2021(Unaudited)

16.	Commitments and Contingencies (continued)

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

Other Litigation

1.) Shetty v. SG Blocks, Inc. et. al., - Case No. 20-CV-00550, United States District Court, Eastern District of New York.

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

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2022 and 2021(Unaudited)

16.	Commitments and Contingencies (continued)

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

Commitments

In April 2020, the Company entered into an amendment to its employment agreement, dated January 1, 2017, with Paul Gavin (the "Amendment"), to extend the term of employment to December 31, 2021, provide for an annual base salary of $400,000 provide for a performance bonus structure for a bonus of up to 50% of base salary upon the Company’s achievement of $2,000,000 EBITDA and additional performance bonus payments for the achievement of EBITDA in excess of $2,000,000 based on a percentage of the incremental increase in EBITDA (ranging from 10% of the incremental increase in EBITDA if the Company achieves over $2,000,000 and up to $7,000,000 in EBITDA, 8% of the incremental increase in EBITDA if the Company achieves over $7,000,000 and up to $12,000,000 in EBITDA and 3% of the incremental increase in EBITDA over $12,000,000), provide for a profits-based additional bonus of up to $250,000 in certain limited circumstances, and provide for one (1) year severance, plus a pro-rated amount of any unpaid bonus earned by him during the year as verified by the Company’s principal financial officer, if Mr. Galvin is terminated without cause. At the Company’s option, up to fifty (50%) percent of the EBITDA performance bonuses may be paid in restricted stock units if then available for grant under the Company’s Stock Incentive Plan.All other terms of the employment agreement remain in full force and effect.

17.	Subsequent Events

Subsequent to March 31, 2022, SG Echo, a subsidiary of SG Blocks, has broadened its relationship with a private client and received a purchase order for its largest contract to date. The purchase order is for more than 100 units and the Company expects to generate approximately $6 million dollars of revenue from this contract.  The units are scheduled to be completed by the end of Q2 2022.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Introduction and Certain Cautionary Statements

As used in this Quarterly Report, unless the context requires otherwise, references to the "Company," "we," "us," and "our" refer to SG Blocks, Inc. and its subsidiaries. The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes and schedules included elsewhere in this Quarterly Report on Form 10-Q and with our audited condensed consolidated financial statements and notes for the year ended December 31, 2021, which were included in our Annual Report on Form 10-K for the year then ended December 31, 2021, as filed with the Securities and Exchange Commission (the "SEC") on April 18, 2022 (the "2021 Form 10-K"). This discussion, particularly information with respect to our future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading "Special note regarding forward-looking statements" in this Quarterly Report on Form10-Q. You should review the disclosure under the heading "Risk Factors" in this Quarterly Report on Form 10-Q for a discussion for important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements.

Special note regarding forward-looking statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Statements contained in this Quarterly Report on Form 10-Q may use forward-looking terminology, such as "anticipates," "believes," "could," "would," "estimates," "may," "might," "plan," "expect," "intend," "should," "will," or other variations on these terms or their negatives. All statements other than statements of historical facts are statements that could potentially be forward-looking. The Company cautions that forward-looking statements involve risks and uncertainties and actual results could differ materially from those expressed or implied in these forward-looking statements or could affect the extent to which a particular objective, projection, estimate or prediction is realized. Factors that could cause or contribute to such differences include, but are not limited to: general economic, political and financial conditions, both in the United States and internationally; our ability to obtain additional financing on acceptable terms, if at all, or to obtain additional capital in other ways; our ability to increase sales, generate income, effectively manage our growth and realize our backlog; competition in the markets in which we operate, including the consolidation of our industry, our ability to expand into and compete in new geographic markets and our ability to compete by protecting our proprietary manufacturing process; a disruption or cybersecurity breach in our or third-party suppliers' information technology systems; our ability to adapt our products and services to industry standards and consumer preferences and obtain general market acceptance of our products; product shortages and the availability of raw materials, and potential loss of relationships with key vendors, suppliers or subcontractors; the seasonality of the construction industry in general, and the commercial and residential construction markets in particular; a disruption or limited availability with our third party transportation vendors; the loss or potential loss of any significant customers; exposure to product liability, including the possibility that our liability for estimated warranties may be inadequate, and various other claims and litigation; our ability to attract and retain key employees; our ability to attract private investment for sales of product; the credit risk from our customers and our customers' ability to obtaining third-party financing if and as needed; an impairment of goodwill; the impact of federal, state and local regulations, including changes to international trade and tariff policies, and the impact of any failure of any person acting on our behalf to comply with applicable regulations and guidelines; costs incurred relating to current and future legal proceedings or investigations; the cost of compliance with environmental, health and safety laws and other local building regulations; our ability to utilize our net operating loss carryforwards and the impact of changes in the United States' tax rules and regulations; dangers inherent in our operations, such as natural or man-made disruptions to our facilities and project sites, the impact of COVID-19, and related government “shelter-in-place” mandates and other restrictions on business and commercial activity and the adequacy of our insurance coverage; our ability to comply with the requirements of being a public company; fluctuations in the price of our common stock, including decreases in price due to sales of significant amounts of stock; potential dilution of the ownership of our current stockholders due to, among other things, public offerings or private placements by the Company or issuances upon the exercise of outstanding options or warrants and the vesting of restricted stock units; the ability of our principal stockholders, management and directors to potentially exert control due to their ownership interest; any ability to pay dividends in the future; potential negative reports by securities or industry analysts regarding our business or the construction industry in general; Delaware law provisions discouraging, delaying or preventing a merger or acquisition at a premium price; our ability to remain listed on the Nasdaq Capital Market and the possibility that our stock will be subject to penny stock rules; our classification as a smaller reporting company resulting in, among other things, a potential reduction in active trading of our common stock or increased volatility in our stock price; and any factors discussed in "Part II - Item 1A. Risk Factors" to this Quarterly Report on Form 10-Q as well as our 2021 Form 10-K, and other filings with the Securities Exchange Commission. In addition, certain information presented below is based on unaudited financial information. There can be no assurance that there will be no changes to this information once audited financial information is available. As a result, readers are cautioned not to place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date of this report. The Company will not undertake to update any forward-looking statement herein or that may be made from time to time on behalf of the Company.

Overview

We are a provider of Modular (as defined below) facilities. Prior to the COVID-19 pandemic, the Modules we supplied were primarily for retail, restaurant and military use and were manufactured by third party suppliers using our proprietary technology and design and engineering expertise, which modifies code-engineered cargo shipping containers and purpose-built modules for use for safe and sustainable commercial, industrial and residential building. With our acquisition in September 2020 of Echo DCL, LLC (“Echo”), one of our key supply chain providers, we now have more control over the manufacturing process and have increased our product offerings to add Modules made out of wood.  In March 2020, in response to the COVID-19 pandemic we began increasing our focus on providing our Modules as health care facilities for deployable medical response solutions. Our partnership with Clarity Lab Solutions, LLC (“Clarity Labs”) in Boca Raton, Florida, a CLIA-certified laboratory, has allowed us to provide laboratory testing in our Modules. During 2021, we also began to focus on acquiring property to build multi-family housing communities that allows us to utilize the manufacturing services of Echo.

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

Results of Operations

Our operations for the three months ended March 31, 2022 and 2021 may not be indicative of our future operations.

Three Months Ended March 31, 2022 and 2021:

	For the Three Months Ended March 31, 2022	For the Three Months Ended March 31, 2021
Total Revenue	$8,604,598	$9,187,627
Total Cost of revenue	(6,118,163)	(8,631,002)
Total Operating expenses	(2,067,543)	(1,718,082)
Total Operating profit (loss)	418,892	(1,161,457)
Total Other income (expense)	82,836	17,107
Add: Net profit attributable non-controlling interests	1,218,905	889,527
Net loss attributable to common stockholders of SG Blocks, Inc.	$(717,177)	$(2,033,877)

Revenue

During the quarter ended March 31, 2022, we derived revenue from the following three categories of sources: construction services, engineering services and medical revenue. The medical revenue source was a new source that commenced operations in the fourth quarter of 2020 and continued with strong revenue related to COVID-19 samples collected from our Clarity Mobile joint venture in the first quarter 2022. Total revenue for the three months ended March 31, 2022 was $8,604,598 compared to $9,187,627 for the three months ended March 31, 2021. This decrease of $583,029 or approximately 6% was mainly driven by a decrease in revenue of approximately $1,512,894 in construction revenue partially offset by an increase in medical revenue of $929,865.

Cost of Revenue and Gross Profit

Cost of revenue was $6,118,163 for the three months ended March 31, 2022, compared to $8,631,002 for the three months ended March 31, 2021. The decrease of $2,512,839 or a decrease of approximately 29%, was due to lower procurement and manufacturing costs of modifying containers and wood modular units, due to a decrease in the number of construction jobs in progress during the period. Partially offset by higher medical related testing volumes which required an increase in procurement of COVID-19 tests and testing supplies.

Gross profit was $2,486,435 and $556,625 for the three months ended March 31, 2022 and 2021, respectively.

Gross profit margin percentage increased to approximately 29% for the three months ended March 31, 2022 compared to approximately 6% for the three months ended March 31, 2021.

Payroll and Related Expenses

Payroll and related expenses for the three months ended March 31, 2022 were $1,144,187 compared to $827,522 for the three months ended March 31, 2021. This increase was primarily caused by an increase of approximately $362,904 in stock-based compensation expense partially offset by a $46,239 decrease in salaries.

Other Operating Expenses (General and administrative expenses, Marketing and business development expense, and Pre-project expenses)

Other operating expenses (general and administrative expenses, marketing and business development expenses, pre-project expenses) for the three months ended March 31, 2022 were 923,356compared to 890,560for the three months ended March 31, 2021.

Other Income (Expense)

Interest income for the three months ended March 31, 2022 was $12,783 mainly derived from bank interest and interest associated with an outstanding note receivable. There was $17,470 of interest income for the three months ended March 31, 2021. Interest expense for the three months ended March 31, 2022 and 2021 was $48,849 and $363, respectively.

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

Impact of Coronavirus (COVID-19)

With the global spread of the ongoing novel coronavirus ("COVID-19") pandemic beginning in 2020, we have implemented business continuity plans designed to address and mitigate the impact of the COVID-19 pandemic on our employees and business. The worldwide spread of the COVID-19 virus has resulted in a global slowdown of economic activity, which is likely to decrease demand for a broad variety of goods and services, including from our customers, while also resulting in delays in projects due to labor shortages and supplier disruptions for an unknown period of time until the disease is contained. To date, we have experienced some delays in projects due to COVID-19, which we expect to have an impact on our revenue and our results of operations, the size and duration of which we are currently unable to predict. Any quarantines, the timing and length of containment and eradication solutions, travel restrictions, absenteeism by infected workers, labor shortages or other disruptions to the suppliers and contract manufacturers or customers would likely adversely impact our sales, and operating results and result in further project delays. In addition, the pandemic could result in an economic downturn that could affect the ability of our customers and licensees to obtain financing and therefore impact demand for our products. Order lead times could be extended or delayed and increases we have experienced in pricing could continue to increase. Some products or services may become unavailable if the regional or global spread were significant enough to prevent alternative sourcing. Accordingly, we are considering alternative product sourcing in the event that product supply becomes problematic. We expect this global pandemic to have an impact on our revenue and results of operations, the size and duration of which we are currently unable to predict. In addition, to the extent the ongoing COVID-19 pandemic adversely affects our business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties which we face.

Liquidity and Capital Resources

As of March 31, 2022 and December 31, 2021, we had an aggregate of $13,146,418 and $13,024,381, respectively, of cash and cash equivalents and short-term investments.

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

Liquidity and Capital Resources (continued)

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

In April 2020, we completed a public offering where we issued 440,000 shares of common stock at a public offering price of $4.25 per share, which resulted in net proceeds of approximately $1,522,339, after deducting underwriting discounts and commissions and other expenses related to the offering.

In May 2020, we sold an aggregate of 6,900,000 shares of our common stock at a public offering price of $2.50 per share and on May 15, 2020, and received total net proceeds after deducting underwriting discounts and commissions and other offering expenses payable by us, were approximately $15,596,141.

In October 2021, we see we received aggregate gross proceeds of $11.55 million from our issuance to an investor (A) in a registered direct offering of (i) 975,000 shares of our common stock and (ii) pre-funded warrants to purchase an aggregate of 2,189,384 shares of common stock and (B) in a concurrent private placement Series A warrants to purchase up to 1,898,630 shares of Common Stock.

We continue to generate losses from operations. At March 31, 2022 and December 31, 2021 we had a cash balance and short-term investment of $13,146,418 and $13,024,381, respectively. As of March 31, 2022, our stockholders’ equity was $21,632,603, compared to $21,715,789 as of December 31, 2021. Our net loss for the three months ended March 31, 2022 was $717,177 and net cash provided by operating activities was $3,257,027. We anticipate our cash balance is sufficient to last at least twelve months from the date of this Quarterly Report on Form 10-Q.

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

Cash Flow Summary

	Three Months Ended March 31,

	2022	2021
Net cash provided by (used in):
Operating activities	$3,257,027	$(2,183,116)
Investing activities	(1,860,990)	(990,388)
Financing activities	(1,274,000)	703,438
Net increase (decrease) in cash and cash equivalents	$122,037	$(2,470,066)

Operating activities provided net cash of $3,257,027 during the three months ended March 31, 2022, and used net cash of  $2,183,116 during the three months ended March 31, 2021. Generally, our net operating cash flows fluctuate primarily based on changes in our profitability and working capital. Cash used in operating activities increased by approximately $5,440,143.

Investing activities used net cash of $1,860,990 during the three months ended March 31, 2022, and $990,388 net cash in the three months ended March 31, 2021 an increase in cash used of $870,602.

Financing activities used net cash of $1,274,000 during the three months ended March 31, 2022. Financing activities provided $703,438 net cash during the three months ended March 31, 2021.

We provide services to our construction and engineering customers in three separate phases: the design phase, the architectural and engineering phase and the construction phase. Each phase is independent of the other, but builds through a progression of concept through delivery of a completed structure. These phases may be embodied in a single contract or in separate contracts, which is typical of a design build process model. As of March 31, 2022, we had ten projects totaling $7,591,863 under contract. Of these contracts, all ten projects combine all three phases or parts thereof and including construction. We expect that all of this revenue will be realized by December 31, 2022.

Backlog may fluctuate significantly due to the timing of orders or awards for large projects and is not necessarily indicative of future backlog levels or the rate at which backlog will be recognized as revenue. Our backlog increased by approximately $4,373,954 from December 31, 2021 to March 31, 2022. We expect that all of this revenue will be realized by December 31, 2022. Backlog does not include COVID tests or testing services provided through our joint venture, Clarity Mobile Venture.

There can be no assurance that our customers will decide to and/or be able to proceed with these construction projects, or that we will ultimately recognize revenue from these projects in a timely manner or at all.

Off-Balance Sheet Arrangements

As of March 31, 2022 and December 31, 2021, we had no material off-balance sheet arrangements to which we are a party.

In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector. These agreements are typically with consultants and certain vendors. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of March 31, 2022.

Critical Accounting Policies and New Accounting Pronouncements

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

On October 3, 2019, we entered into an Exclusive License Agreement (“ELA” ) pursuant to which it granted an exclusive license for its technology as outlined in the ELA. The ELA is described below. Under the ELA, we will receive royalty payments based upon gross revenues earned by the licensee for commercialized products within the field of design and project management platforms for residential use, including single-family residences and multi-family residences, but excluding military housing. We have determined that the ELA grants the licensee a right to access our intellectual property throughout the license period (or its remaining economic life, if shorter), and thus recognizes revenue over time as the licensee recognizes revenue and we have the right to payment of royalties. No revenue has been recognized under the ELA for the three months ended March 31, 2022.

We entered into a joint venture agreement with Clarity Lab Solutions, LLC (“Clarity Labs”) (the “JV”) in the fourth quarter of 2020. Revenue from the activities of the JV is related to clinical testing services and is recognized when services have been rendered, which is at a point in time. In addition, we formed Chicago Airport Testing, LLC which collects rental revenue Included in the consideration we expected to be entitled to receive, we estimate its contractual allowances, payer denials and price concessions. During the three months ending March 31, 2022, we recognized $6,885,829 in revenue related to activities through the JV, which is included in medical revenue on the accompanying consolidated statements of operations.

Critical Accounting Policies (continued)

Goodwill – Goodwill represents the excess of reorganization value over the fair value of identified net assets upon emergence from bankruptcy. In accordance with the accounting guidance on goodwill, we perform our impairment test of goodwill at the reporting unit level each fiscal year, or more frequently if events or circumstances change that would more likely than not reduce the fair value of its reporting unit below its carrying value. Our evaluation of goodwill completed during the year ended December 31, 2021, resulted in no impairment loss. There was no impairment during the three months ended March 31, 2022.

Intangible assets – Intangible assets consist of $2,766,000 of proprietary knowledge and technology which is being amortized over 20 years, $97,164 of trademarks which is being amortized over 5 years, $47,800 of website fees which is being amortized over 5 years. Our evaluation of intangible assets for impairment during the year ended December 31, 2021, determined that there were no impairment losses. There was no impairment during the three months ended March 31, 2022.

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

Non-GAAP Financial Information (continued)

The following is a reconciliation of EBITDA and Adjusted EBITDA to the nearest GAAP measure, net gain (loss):

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Net loss	$(717,177)	$(2,033,877)
Addback interest expense	48,849	363
Addback interest income	(12,783)	(17,470)
Addback depreciation and amortization	156,845	141,793
EBITDA (non-GAAP)	(524,266)	(1,909,191)
Addback litigation expense	114,383	81,219
Addback stock compensation expense	649,089	286,186
Adjusted EBITDA (non-GAAP)	$239,206	$(1,541,786)

ITEM 3.      Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4.      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management of SG Blocks, Inc., with the participation of our Principal Executive Officer who is also our Principal Financial Officer carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). Based upon that evaluation, our Principal Executive Officer who is also our Principal Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

The Principal Executive Officer who is also the Principal Financial Officer believe that the condensed consolidated financial statements and other information contained in this Quarterly Report on Form 10-Q present fairly, in all material respects, our business, financial condition and results of operations.

Changes in Internal Control over Financial Reporting

Other than as described above, for the fiscal quarter ended March 31, 2022, there have been no changes in our internal control over financial reporting identified in connection with the evaluations required by Rule 13a-15(d) or Rule 15d-15(d) under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and our Interim Chief Financial Officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART II. OTHER INFORMATION

ITEM 1.     Legal Proceedings

The information included in "Note 16 - Commitments and Contingencies" of the Company's condensed consolidated financial statements included elsewhere in this Form 10-Q is incorporated by reference into this Item.

ITEM 1A.  Risk Factors

Investing in our common stock involves a high degree of risk. You should consider carefully the following risks, together with all other information in this Quarterly Report on Form 10-Q, including our unaudited condensed consolidated financial statements and notes thereto. If any of the following risks actually materializes, our operating results, financial condition and liquidity could be materially adversely affected. As a result, the trading price of our common stock could decline and you could lose part or all of your investment. The following information updates, and should be read in conjunction with, the information disclosed in Part I, Item 1A, "Risk Factors," contained in the Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”). There have been no material changes from the risk factors disclosed in “Part I—Item 1A. Risk Factors” in our 2021 Form 10-K, except as follows:

If we are not successful in our efforts to increase sales or raise capital, we could experience a shortfall in cash over the next twelve months, and our ability to obtain additional financing on acceptable terms, if at all, may be limited.

At March 31, 2022 and December 31, 2021, we had cash and cash equivalents and a short-term investment, collectively, of $13,146,418 and $13,024,381, respectively. However, during the three months ended March 31, 2022 and year ended December 31, 2021, we reported a net loss of $717,177 and $10,832,674, respectively, and provided $3,257,027 and used $662,759 of cash for operations, respectively. If we are not successful with our efforts to increase revenue, we could experience a shortfall in cash over the next twelve months. If there is a shortfall, we may be forced to reduce operating expenses, among other steps, all of which would have a material adverse effect on our operations going forward.

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

A few customers have in the past, and may in the future, account for a significant portion of our revenues in any one year or over a period of several consecutive years. For example, for the three months ended March 31, 2022 approximately 90% of our revenue was generated from two customers and for the year ended December 31, 2021, approximately 80% of our revenue was generated from one customers. Although we have contractual relationships with many of our significant customers, our customers may unilaterally reduce or discontinue their contracts with us at any time. The loss of business from a significant customer could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We rely on certain vendors to supply us with materials and products that, if we were unable to obtain, could adversely affect our business.

We have relationships with key materials vendors, and we rely on suppliers for our purchases of products from them. Any inability to obtain materials or services in the volumes required and at competitive prices from our major trading partners, the loss of any major trading partner or the discontinuation of vendor financing (if any) may seriously harm our business because we may not be able to meet the demands of our customers on a timely basis in sufficient quantities or at all. Other factors, including reduced access to credit by our vendors resulting from economic conditions, may impair our vendors’ ability to provide products in a timely manner or at competitive prices. We also rely on other vendors for critical services such as transportation, supply chain and professional services. Any negative impacts to our business or liquidity could adversely impact our ability to establish or maintain these relationships. For the three months ended March 31, 2022 and for the year ended December 31, 2021, there were no vendors, which represented 10% or more of our cost of revenue.

Our clients may adjust, cancel or suspend the contracts in our backlog; as such, our backlog is not necessarily indicative of our future revenues or earnings. In addition, even if fully performed, our backlog is not a good indicator of our future gross margins.

Backlog represents the total dollar amount of revenues we expect to record in the future as a result of performing work under contracts we have been awarded. Backlog may fluctuate significantly due to the timing of orders or awards for large projects and is not necessarily indicative of future backlog levels or the rate at which backlog will be recognized as revenue. We include in backlog only those contracts for which we have reasonable assurance that the customer can obtain the permits for construction and can fund the construction. As of December 31, 2021, our backlog totaled approximately $3.2 million and as of March 31, 2022, our backlog totaled approximately $7.6 million. Our backlog is described more in detail in “Note 11—Construction Backlog” of the notes to our consolidated financial statements included elsewhere in this Quarterly Report. We cannot provide assurance that our backlog will be realized as revenues in the amounts reported or, if realized, will result in profits. In accordance with industry practice, substantially all of our contracts are subject to cancellation, termination or suspension at our customer’s discretion. In the event of a project cancellation, we generally would not have a contractual right to the total revenue reflected in our backlog. Projects can remain in backlog for extended periods of time because of the nature of the project and the timing of the particular services required by the project. In addition, the risk of contracts in backlog being cancelled or suspended generally increases during periods of widespread economic slowdowns or in response to changes in commodity prices.

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

At March 31, 2022, there were restricted stock units, options and warrants to purchase of 2,245,186, 36,436 and 2,025,520, respectively, outstanding that could potentially dilute future net income per share. Because we had a net loss as of March 31, 2022, we are prohibited from including potential shares of common stock in the computation of diluted per share amounts. Accordingly, we used the same number of shares outstanding to calculate both the basic and diluted loss per share. At March 31, 2021, there were options, including options to non-employees and non-directors, restricted stock units and warrants to purchase 36,436, 884,343 and 128,090 shares of common stock, respectively, outstanding that could potentially dilute future net income per share.

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None that have not been previously disclosed in our filings with the SEC.

ITEM 3.     Defaults Upon Senior Securities

None.

ITEM 4.     Mine Safety Disclosures

Not applicable.

ITEM 5.     Other Information

None.
46

ITEM 6.      Exhibits

EXHIBIT INDEX
Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of SG Blocks, Inc. (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on July 7, 2016 (File No. 000-22563)).
3.2	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on July 7, 2016 (File No. 000-22563)).
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of SG Blocks, Inc. (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on February 28, 2017 (File No. 000-22563)).
3.4	Certificate of Amendment to Certificate of Designation, dated May 11, 2017 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on May 12, 2017 (File No. 001-38037)).
3.5	Certificate of Elimination of Series A Convertible Preferred Stock, dated December 13, 2018 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on December 17, 2018 (File No. 001-38037)).
3.6	Certificate of Amendment to the Amended and Restated Certificate of Incorporation dated June 5, 2019 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on June 5, 2019 (File No. 001-38037)).
3.7	Form of Certificate of Designation of the Series B Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.7 to the Registration Statement on Form S-1/A (File No. 333-235295) as filed by SG Blocks, Inc. with the Securities and Exchange Commission on December 9, 2019).
3.8	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, as amended, of SG Blocks, Inc. (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on February 5, 2020 (File No. 001-38037)).
3.9	Amended and Restated Bylaws of SG Blocks, Inc. dated June 4, 2021 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on June 7, 2021 (File No. 001-38037)).
31.1+	Certification by Chief Executive Officer and Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certification by Chief Executive Officer and Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS+	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as the XBRL tags are embedded within the Inline XBRL document.
101.SCH+	Inline XBRL Taxonomy Extension Schema Document.
101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
+	Filed herewith.

*	This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SG BLOCKS, INC.
(Registrant)

Date: May 24, 2022	By:	/s/ Paul M. Galvin
Paul M. Galvin Chairman of the Board, Chief Executive Officer and Interim Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)