Form 10-Q
period 2022-06-30
SG BLOCKS, INC.
filed 2022-08-15
CIK 1023994

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 15, 2022 the issuer had a total of 12,050,206 shares of the registrant’s common stock, $0.01 par value, outstanding.

SG BLOCKS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

SG BLOCKS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,428,211	$13,024,381
Escrow - bond	4,000,000	—
Accounts receivable, net	2,510,192	2,917,646
Contract assets	—	41,916
Held for sale assets	4,392,541	—
Inventories	928,120	1,273,825
Prepaid expenses and other current assets	933,036	656,279
Total current assets	15,192,100	17,914,047

Property, plant and equipment, net	4,806,650	6,839,943
Project development costs and other non-current assets	808,761	923,172
Goodwill	1,309,330	1,309,330
Right-of-use asset	2,779,191	1,210,053
Long-term note receivable	838,733	720,137
Intangible assets, net	2,013,028	2,095,232
Deferred contract costs, net	91,767	112,159
Investment in non-marketable securities	700,000	200,000
Investment in and advances to equity affiliates	3,599,943	3,599,945
Total Assets	$32,139,503	$34,924,018

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$4,462,673	$7,568,851
Contract liabilities	1,769,604	1,437,579
Lease liability, current maturities	479,488	337,469
Due to affiliates	—	264,451
Assumed liability	5,795	5,795
Short term note payable, net	1,997,843	1,971,960
Total current liabilities	8,715,403	11,586,105

Long-term note payable	750,000	750,000
Lease liability, net of current maturities	2,310,017	872,124
Total liabilities	11,775,420	13,208,229

Stockholders’ equity:
Preferred stock, $1.00 par value, 5,405,010 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 25,000,000 shares authorized; 12,050,206 issued and outstanding as of June 30, 2022 and 11,986,873 issued and outstanding as of December 31, 2021	120,502	119,869
Additional paid-in capital	54,660,934	53,341,405
Accumulated deficit	(35,241,757)	(33,109,220)
Total SG Blocks, Inc. stockholders’ equity	19,539,679	20,352,054
Non-controlling interest	824,404	1,363,735
Total stockholders’ equity	20,364,083	21,715,789
Total Liabilities and Stockholders’ Equity	$32,139,503	$34,924,018

The accompanying notes are an integral part of these condensed consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

	For the Three Months Ended June 30,	For the Three Months Ended June 30,	For the Six Months Ended June 30,	For the Six Months Ended June 30,
	2022	2021	2022	2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue:
Construction services	$4,213,264	$2,064,438	$5,881,648	$5,202,153
Engineering services	24,320	4,059	74,706	98,008
Medical revenue	3,317,387	9,785,490	10,203,215	15,741,453
Total	7,554,971	11,853,987	16,159,569	21,041,614

Cost of revenue:
Construction services	4,265,021	3,164,695	5,942,581	7,258,235
Engineering services	10,739	32,197	53,892	41,967
Medical revenue	2,507,251	6,645,714	6,904,701	11,323,405
Total	6,783,011	9,842,606	12,901,174	18,623,607

Gross profit	771,960	2,011,381	3,258,395	2,418,007

Operating expenses:
Payroll and related expenses	1,211,509	801,664	2,355,696	1,629,186
General and administrative expenses	796,812	1,060,499	1,576,833	1,720,300
Marketing and business development expense	91,495	72,438	234,830	143,065
Pre-project expenses	—	847	-	10,980
Total	2,099,816	1,935,448	4,167,359	3,503,531

Operating income (loss)	(1,327,856)	75,933	(908,964)	(1,085,524)

Other income (expense):
Interest expense	(73,126)	(329)	(121,975)	(692)
Interest income	10,979	13,797	23,762	31,267
Other income	372,407	61,024	491,309	61,024
Total	310,260	74,492	393,096	91,599

Income (loss) before income taxes	(1,017,596)	150,425	(515,868)	(993,925)
Income tax expense	—	—	-	—

Net income (loss)	(1,017,596)	150,425	(515,868)	(993,925)

Add: net income attributable to noncontrolling interests	397,764	1,691,684	1,616,669	2,581,211
Net loss attributable to common stockholders of SG Blocks, Inc.	$(1,415,360)	$(1,541,259)	$(2,132,537)	$(3,575,136)

Net loss per share attributable to SG Blocks, Inc.
Basic and diluted	$(0.11)	$(0.17)	$(0.16)	$(0.41)

Weighted average shares outstanding:
Basic and diluted	13,226,451	8,822,278	13,110,821	8,783,806

The accompanying notes are an integral part of these condensed consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	$0.01 Par Value Common Stock		Additional Paid-in	Accumulated	SG Blocks Stockholders'	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity	Interests	Equity
Balance at March 31, 2022	12,006,873	$120,069	$54,030,291	$(33,826,397)	$20,323,963	$1,308,640	$21,632,603
Stock-based compensation	—	—	631,076	—	631,076	—	631,076
Issuance of restricted stock units	43,333	433	(433)	—	—	—	—
Noncontrolling interest distribution	—	—	—	—	—	(882,000)	(882,000)
Net income (loss)	—	—	—	(1,415,360)	(1,415,360)	397,764	(1,017,596)
Balance at June 30, 2022	12,050,206	$120,502	$54,660,934	$(35,241,757)	$19,539,679	$824,404	$20,364,083

Balance at December 31, 2021	11,986,873	$119,869	$53,341,405	$(33,109,220)	$20,352,054	$1,363,735	$21,715,789
Stock-based compensation	20,000	200	1,319,962	—	1,320,162	—	1,320,162
Issuance of restricted stock units	43,333	433	(433)	—	—	—	—
Noncontrolling interest distribution	—	—	—	—	—	(2,156,000)	(2,156,000)
Net income (loss)	—	—	—	(2,132,537)	(2,132,537)	1,616,669	(515,868)
Balance at June 30, 2022	12,050,206	$120,502	$54,660,934	$(35,241,757)	$19,539,679	$824,404	$20,364,083

	$0.01 Par Value Common Stock		Additional Paid-in	Accumulated	SG Blocks Stockholders'	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity	Interests	Equity
Balance at March 31, 2021	8,821,289	$88,213	$41,431,213	$(24,310,423)	$17,209,003	$1,074,094	$18,283,097
Stock-based compensation	—	—	246,236	—	246,236	—	246,236
Conversion of warrants to common stock	1,200	12	3,737	—	3,749	—	3,749
Noncontrolling interest distribution	—	—	—	—	—	(1,842,784)	(1,842,784)
Net income (loss)	—	—	—	(1,541,259)	(1,541,259)	1,691,684	150,425
Balance at June 30, 2021	8,822,489	$88,225	$41,681,186	$(25,851,682)	$15,917,729	$922,994	$16,840,723

Balance at December 31, 2020	8,596,189	$85,962	$40,443,840	$(22,276,546)	$18,253,256	$184,567	$18,437,823
Stock-based compensation	—	—	532,422	—	532,422	—	532,422
Conversion of warrants to common stock	226,300	2,263	704,924	—	707,187	—	707,187
Noncontrolling interest distribution	—	—	—	—	—	(1,842,784)	(1,842,784)
Net income (loss)	—	—	—	(3,575,136)	(3,575,136)	2,581,211	(993,925)
Balance at June 30, 2021	8,822,489	$88,225	$41,681,186	$(25,851,682)	$15,917,729	$922,994	$16,840,723

The accompanying notes are an integral part of these condensed consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	For the Six Months Ended June 30, 2022	For the Six Months Ended June 30, 2021
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(515,868)	$(993,925)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	210,977	198,398
Amortization of intangible assets	82,204	82,230
Amortization of deferred license costs	20,392	20,392
Amortization of debt issuance costs	21,569	—
Bad debt expense	7,024	161,202
Interest income on long-term note receivable	(18,596)	(18,596)
Stock-based compensation	1,280,162	532,422
Loss on asset disposal	241	—
Changes in operating assets and liabilities:
Accounts receivable	400,430	(245,307)
Escrow - bond	(4,000,000)	—
Contract assets	41,916	(819,095)
Inventories	345,705	(631,771)
Prepaid expenses and other current assets	(276,757)	16,800
Right of use asset	232,401	204,840
Accounts payable and accrued expenses	(3,040,292)	1,958,175
Contract liabilities	332,025	(985,672)
Due to affiliates	(264,451)	(583,791)
Lease liability	(221,627)	(204,246)
Net cash used in operating activities	(5,362,545)	(1,307,944)

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,751,999)	(4,693,008)
Purchase of intangible asset	—	(42,500)
Proceeds from sale of equipment	760	—
Repayment of promissory note	(100,000)	—
Payment on assumed liability of acquired assets	—	(157,469)
Project development costs and other non-current assets	(726,386)	—
Investment in and advances to equity affiliates	—	(3,350,239)
Investment in non-marketable securities	(500,000)	—
Net cash used in investing activities	(3,077,625)	(8,243,216)

Cash flows from financing activities:
Proceeds from conversion of warrants to common stock	—	707,187
Distribution paid to non-controlling interest	(2,156,000)	(1,842,784)
Net cash used in financing activities	(2,156,000)	(1,135,597)

Net decrease in cash and cash equivalents	(10,596,170)	(10,686,757)

Cash and cash equivalents - beginning of period	13,024,381	13,010,356

Cash and cash equivalents - end of period	$2,428,211	$2,323,599

Supplemental disclosure of non-cash investing and financing activities:
Initial value of lease liability	$1,801,584	$—

 The accompanying notes are an integral part of these condensed consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2022 and 2021 (Unaudited)

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

For the Six months ended June 30, 2022 and 2021 (Unaudited)

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

As of June 30, 2022, the Company had 12,050,026 shares of common stock issued and outstanding.

2.	Liquidity

As of June 30, 2022, the Company had cash and cash equivalents of $2,428,211 and a backlog of approximately $4,183,116. See Note 11 for a discussion of construction backlog. Based on our conversations with key customers, the Company anticipates its backlog to convert to revenue over the following period:

2022
Within 1 year	$4,183,116
Total Backlog	$4,183,116

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

For the Six Months Ended June 30, 2022 and 2021 (Unaudited)

3.	Summary of Significant Accounting Policies

Basis of presentation and principals of consolidation – The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to the Current Report on Form 10-Q and Article 8 Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. The condensed financial statements and notes should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2021 included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the Securities and Exchange Commission on April 18, 2022. In the opinion of management, all adjustments, consisting of normal accruals, considered necessary for a fair presentation of the interim financial statements have been included. Results for the six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

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

For the Six Months Ended June 30, 2022 and 2021 (Unaudited)

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

The Agreement also provided that CMC has engaged the Company to build and design, in the aggregate, approximately 100 residential and commercial units at 1100 Ridge Avenue, Atlanta, Georgia, which is known as the “Ridge Avenue, Atlanta Project.” The total expected gross revenue to the Company for the project to be derived by CMC is approximately $16,900,000. The project is a residential project but it was not subject to the recently terminated ELA. The planning stage of the project was initially delayed due to COVID-19. The Company is no longer participating on Ridge Avenue as CMC has decided to proceed with this project as a traditional construction build. The Company previously reported this as a cancellation within the Company's backlog footnote, see Note 11 on this discussion. No revenue has been recognized under the Agreement during the six months ended June 30, 2022 and 2021.

The Company entered into a joint venture agreement with Clarity Lab Solutions, LLC (“Clarity Labs”) (the “JV”) in the fourth quarter of 2020. Revenue from the activities of the JV is related to clinical testing services and is recognized when services have been rendered, which is at a point in time.  Included in the consideration the Company expected to be entitled to receive, the Company estimates its contractual allowances, payer denials and price concessions. In addition, the Company formed Chicago Airport Testing, LLC which collected rental revenue from subleasing to a consortium of government entities assisting in COVID-19 testing. For the six months ended June 30, 2022 and 2021, the Company recognized approximately $10,200,000 and $15,600,000 related to activities through these two joint ventures, which is included in medical revenue on the accompanying consolidated statements of operations.

Disaggregation of Revenues

The Company’s revenues are principally derived from construction and engineering contracts related to Modules, and medical revenue derived from lab testing and test kit sales. The Company's contracts are with customers in various industries. Revenue recognized at a point in time and recognized over time were $10,203,215 and $5,956,354, respectively, for the six months ending June 30, 2022. Revenue recognized at a point in time and recognized over time were $15,750,903 and $5,290,711, respectively, for the six months ending June 30, 2021.

Revenue recognized at a point in time and recognized over time were $3,317,387 and $4,237,584, respectively, for the three months ending June 30, 2022. Revenue recognized at a point in time and recognized over time were $9,785,490 and $2,068,497, respectively, for the three months ending June 30, 2021.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2022 and 2021 (Unaudited)

3.	Summary of Significant Accounting Policies (continued)

The following tables provide further disaggregation of the Company’s revenues by categories:

	Three Months Ended June 30,
Revenue by Customer Type	2022		2021
Construction and Engineering Services:
Government	$—	—%	$1,097,660	9%
Hotel	240,302	3%	283,355	2%
Medical - Construction	—	—%	242,533	2%
Multi-Family (includes Single Family)	—	—%	(22,398)	—%
Office	3,988,875	53%	258,069	2%
Retail	8,407	—%	2,688	—%
Special Use	—	—%	206,590	2%
Subtotal	4,237,584	56%	2,068,497	17%
Medical Revenue:
Medical (lab testing, kit sales and equipment)	3,317,387	44%	9,785,490	83%
Total revenue by customer type	$7,554,971	100%	$11,853,987	100%

	Six Months Ended June 30,
Revenue by Customer Type	2022		2021
Construction and Engineering Services:
Government	$39	—%	$2,183,142	11%
Hotel	1,137,547	7%	453,781	2%
Medical - Construction	—	—%	494,093	2%
Multi-Family (includes Single Family)	86,034	1%	22,348	—%
Office	4,717,750	29%	435,461	2%
Retail	5,344	—%	44,701	—%
Special Use	9,640	—%	1,666,635	8%
Subtotal	5,956,354	37%	5,300,161	25%
Medical Revenue:
Medical (lab testing, kit sales and equipment)	10,203,215	63%	15,741,453	75%
Total revenue by customer type	$16,159,569	100%	$21,041,614	100%

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

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2022 and 2021 (Unaudited)

3.	Summary of Significant Accounting Policies (continued)

Although the Company believes it has established adequate procedures for estimating costs to complete on open contracts, it is at least reasonably possible that additional significant costs could occur on contracts prior to completion. The Company periodically evaluates and revises its estimates and makes adjustments when they are considered necessary.

Deferred Contract Costs - Prior to entering into the ELA, the Company was subject to an agreement to construct and develop a certain property (“Original Agreement”), which now is subject to the ELA. Upon entering into the ELA, the Company is no longer obliged to its Original Agreement. Upon entering the ELA, the Company had an outstanding accounts receivable balance of $306,143, which was forfeited and recognized this amount as deferred contract costs. This amount was offset by $102,217, which was reimbursement from the licensee for project costs on this project. The Company incurred total deferred contract costs of $203,926. The Company considered this amount an incremental cost of obtaining that ELA, because the Company expects to recover those costs through future royalty payments. The Company plans to amortize the asset over sixty months, which is the initial term of the ELA because the asset relates to the services transferred to the customer during the contract term. As of June 30, 2022, accumulated amortization related to deferred contract costs amounted to $112,159. During the six months ended June 30, 2022 and 2021, amortization expense relating to the deferred contract costs amounted to $20,393 and $20,392, respectively, and is included in general and administrative expenses on the accompanying condensed consolidated statement of operations. As previously mentioned, the ELA was terminated on June 15, 2021 but the Company expects to recover the deferred contract costs from the Assignment of Limited Rights Under Membership Interest Redemption Agreement, dated June 15, 2021 as described below.

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

For the Six Months Ended June 30, 2022 and 2021 (Unaudited)

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

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2022 and 2021 (Unaudited)

3.	Summary of Significant Accounting Policies (continued)

On February 24, 2022 the Company made a $500,000 capital investment for a 1.2% ownership in Moliving, a nomadic hospitality solution company, which included in investment in non-marketable securities on the accompanying condensed consolidated balance sheets. The Company also executed a side agreement to build the first sixty Moliving units and an additional ninety units after the first sixty units are manufactured.

Cash and cash equivalents – The Company considers cash and cash equivalents to include all short-term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less upon acquisition. Cash and cash equivalents totaled $2,428,211 and $13,024,381 as of June 30, 2022 and December 31, 2021, respectively.

Short-term investment – The Company classifies investments consisting of a certificate of deposit with a maturity greater than three months but less than one year as short-term investment.  The Company had no short-term investment as of June 30, 2022 or December 31, 2021, respectively.

Escrow - bond – Escrow – bond represents monies held by a third party surety for the performance of a project which will be remitted to the Company upon criteria as described in the underlying agreements. $2,000,000 was returned to the Company during July 2022 and the remaining amount is expected to be returned during the three months ending September 30, 2022.

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

Inventory – Raw construction materials (primarily shipping containers and fabrication materials) are valued at the lower of cost (first-in, first-out method) or net realizable value. Finished goods and work-in-process inventories are valued at the lower of cost or net realizable value, using the specific identification method. Medical equipment and COVID-19 test and testing supplies are valued at the lower of cost, (first-in, first-out method) or net realizable value. As of June 30, 2022 there was inventory of $352,905 for construction materials, and $575,215 of medical equipment and COVID-19 test and testing supplies. As of December 31, 2021 there was inventory of $516,731 for construction materials, and $757,094 of medical equipment and COVID-19 test and testing supplies.

Goodwill – The Company performs its impairment test of goodwill at the reporting unit level each fiscal year, or more frequently if events or circumstances change that would more likely than not reduce the fair value of its reporting unit below its carrying values. The Company performs a goodwill impairment test by comparing the fair value of the reporting unit with its carrying value and recognizes an impairment charge for the amount by which the carrying value exceeds the fair value, not to exceed the total amount of goodwill. The amount by which the carrying value of the goodwill exceeds its implied fair value, if any, is recognized as an impairment loss. There were no impairments during the  six months ended June 30, 2022 or 2021. The Company has taken the recent COVID-19 pandemic into consideration when determining impairment.

Intangible assets – Intangible assets consist of $2,766,000 of proprietary knowledge and technology, which is being amortized over 20 years. In addition, $97,164 of trademarks, and $47,800 of website costs are being amortized over 5 years.  The Company evaluated intangible assets for impairment during the year ended December 31, 2021 and determined that there were no impairment losses. There was no impairment during the six months ended June 30, 2022. The accumulated amortization as of June 30, 2022 and 2021 was $897,937 and $732,085, respectively. The amortization expense for the six months ended June 30, 2022 and 2021 was $82,204 and $82,230, respectively. The amortization expense for the three months ended June 30, 2022 and 2021 was $40,382 and $41,823, respectively. The estimated amortization expense for the successive five years is as follows:

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2022 and 2021 (Unaudited)

3.	Summary of Significant Accounting Policies (continued)

For the year ending December 31,:
2022	$80,764
2023	161,176
2024	160,469
2025	157,052
2026	139,717
Thereafter	1,313,850
$2,013,028

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

For the Six Months Ended June 30, 2022 and 2021 (Unaudited)

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

Other income – Included in other income for the three and six months ended June 30, 2022 is amounts in escrow resulting from the SG Echo acquisition which were remitted to the Company.  At the time of acquisition and previously, the Company did not believe such amount was recognizable.

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

With respect to receivables, concentrations of credit risk are limited to a few customers in the construction industry. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers other than normal lien rights. At June 30, 2022 and December 31, 2021, 79% and 78%, respectively, of the Company’s gross accounts receivable were due from two and four customers.

Revenue relating to two and one customers represented approximately 97% and 77% of the Company's total revenue for the three months ended June 30, 2022 and 2021, respectively. Revenue relating to two and one customers represented approximately 90% and 71% of the Company's total revenue for the six months ended June 30, 2022 and 2021, respectively.

Cost of revenue relating to one and two vendors represented approximately 12% and 52% of the Company’s total cost of revenue for the three months ended June 30, 2022 and 2021, respectively Cost of revenue relating to one and three vendors represented approximately 10% and 48% of the Company’s total cost of revenue for the six months ended June 30, 2022 and 2021, respectively. The Company believes it has access to alternative suppliers, with limited disruption to the business, should circumstances change with its existing suppliers.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2022 and 2021 (Unaudited)

4.	Accounts Receivable

At June 30, 2022 and December 31, 2021, the Company’s accounts receivable consisted of the following:

	2022	2021
Billed:
Construction services	$2,549,010	$2,293,187
Engineering services	20,919	86,388
Medical revenue	61,393	679,446
Retainage receivable	697,382	635,049
Other receivable	144,604	186,692
Total gross receivables	3,473,308	3,880,762
Less: allowance for credit losses	(963,116)	(963,116)
Total net receivables	$2,510,192	$2,917,646

Receivables are evaluated for collectability and allowances for potential losses are established or maintained on applicable receivables. The allowance for credit losses was $963,116 as of June 30, 2022 and December 31, 2021. There was a provision for credit losses of  $7,024 in during the six months ended June 30, 2022. There was a provision of $167,202 for credit losses, no recoveries collected for credit losses and no write offs during the year ended December 31, 2021.

5.	Contract Assets and Contract Liabilities

Costs and estimated earnings on uncompleted contracts, which represent contract assets and contract liabilities, consisted of the following at June 30, 2022 and December 31, 2021:

	2022	2021
Costs incurred on uncompleted contracts	$11,848,306	$4,272,425
Provision for loss on uncompleted contracts	—	2,238,578
Estimated earnings to date on uncompleted contracts	(3,969,959)	(3,156,377)
Gross contract assets	7,878,347	3,354,626
Less: billings to date	(9,647,951)	(4,750,289)
Net contract liabilities on uncompleted contracts	$(1,769,604)	$(1,395,663)

The above amounts are included in the accompanying condensed consolidated balance sheets under the following captions at June 30, 2022 and December 31, 2021.

	2022	2021
Contract assets	$—	$41,916
Contract liabilities	(1,769,604)	(1,437,579)
Net contract liabilities	$(1,769,604)	$(1,395,663)

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

For the Six Months Ended June 30, 2022 and 2021 (Unaudited)

6.	Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation and amortization and depreciated using the straight-line method over their useful lives. At June 30, 2022 and December 31, 2021, the Company’s property, plant and equipment, net consisted of the following:

	2022	2021
Computer equipment and software	$166,036	$156,701
Furniture and other equipment	276,703	275,606
Leasehold improvements	17,280	15,400
Equipment and machinery	1,237,173	1,219,056
Automobiles	4,638	4,638
Building held for leases	196,416	196,416
Laboratory and temporary units	1,364,748	1,362,760
Land	893,785	3,576,130
Construction in progress	1,269,608	442,515
Property, plant and equipment	5,426,387	7,249,222
Less: accumulated depreciation	(619,737)	(409,279)
Property, plant and equipment, net	$4,806,650	$6,839,943

Depreciation expense for the three months ended June 30, 2022 and 2021 amounted to $106,152 and $107,208 respectively. Depreciation expense for the six months ended June 30, 2022 and 2021 amounted to $210,977 and $198,398 respectively.

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

During the six-month period ended June 30, 2022, the Galvin Note was assigned to the Company and the principal amount of $100,000 was returned to Mr. Galvin. The Company has a promissory note in the principal amount of $100,000 (the "Company Note 3") and the assignment occurred in January 2022. The promissory notes are unaffected by the Settlement and Mutual Release Agreement and remain in effect and outstanding in accordance with the terms of the notes evidencing such loans. See Note 3 for a discussion on the Settlement and Mutual Release Agreement and termination of the ELA with CPF.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2022 and 2021 (Unaudited)

8.	Notes Payable

On July 14, 2021, SG DevCorp, a subsidiary of the Company, issued a Real Estate Lien Note, in the principal amount of $2,000,000 (the “Short-Term Note”), secured by a Deed of Trust, dated July 14, 2021 (the “Deed of Trust”), on the Company's 50+ acre Lake Travis project site in Lago Vista, Texas and a related Assignment of Leases and Rents, dated July 8, 2021 (“Assignment of Rents”), for net loan proceeds of approximately  $1,948,234 after fees. The Short-Term Note has a term of one (1) year, provides for payments of interest only at a rate of twelve percent (12%) per annum and may be prepaid without penalty commencing nine (9) months after its issuance date. If the Short-Term Note is prepaid prior to nine (9) months after its issuance date, a 0.5% prepayment penalty is due. The Company capitalized $0 in interest charges and $0 in debt issuance costs during the three months ended June 30, 2022 related to the Lago Vista project in accordance with ASC 835-20.  The Company capitalized $20,000 in interest charges and $4,314 in debt issuance costs during the six months ended June 30, 2022 related to the Lago Vista project in accordance with ASC 835-20. The Company capitalized $112,348 in interest charges and $23,727 in debt issuance costs as of December 31, 2021 related to the Lago Vista project in accordance with ASC 835-20.

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

Supplemental balance sheet information related to leases is as follows:

Balance Sheet Location		June 30, 2022
Operating Leases
Right-of-use assets, net		$2,756,669

Current liabilities	Lease liability, current maturities	(459,701)
Non-current liabilities	Lease liability, net of current maturities	(2,308,341)
Total operating lease liabilities		$(2,768,042)

Finance Leases
Right-of-use assets		$22,522

Current liabilities	Lease liability, current maturities	(19,787)
Non-current liabilities	Lease liability, net of current maturities	(1,676)
Total finance lease liabilities		$(21,463)

Weighted Average Remaining Lease Term
Operating leases		7.2 years
Finance leases		1.11 years
Weighted Average Discount Rate
Operating leases		3%
Finance leases		3%
18

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2022 and 2021 (Unaudited)

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

Anticipated future lease costs, which are based in part on certain assumptions to approximate minimum annual rental commitments under non-cancelable leases, are as follows:

Year Ending December 31:	Operating	Financing	Total
2022	$270,550	$10,080	$280,630
2023	525,718	11,760	537,478
2024	523,722	—	523,722
2025	446,349	—	446,349
2026	207,379	—	207,379
Thereafter	1,119,903	—	1,119,903
Total lease payments	3,093,621	21,840	3,115,461
Less: Imputed interest	325,579	377	325,956
Present value of lease liabilities	$2,768,042	$21,463	$2,789,505

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

At June 30, 2022, there were restricted stock units, options and warrants of 757,450, 36,436 and 2,025,520 respectively, outstanding that could potentially dilute future net income per share. Because the Company had a net loss as of June 30, 2022, it is prohibited from including potential common shares in the computation of diluted per share amounts. Accordingly, the Company has used the same number of shares outstanding to calculate both the basic and diluted loss per share. At June 30, 2021, there were options, including options to non-employees and non-directors, restricted stock units and warrants to purchase 36,436, 884,344 and 126,890 shares of common stock, respectively, outstanding that could potentially dilute future net income per share.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2022 and 2021(Unaudited)

11.	Construction Backlog

The following represents the backlog of signed construction and engineering contracts in existence at June 30, 2022 and December 31, 2021, which represents the amount of revenue the Company expects to realize from work to be performed on uncompleted contracts in progress and from contractual agreements in effect at June 30, 2022 and December 31, 2021, respectively, on which work has not yet begun:

	2022	2021
Balance - beginning of period	$3,217,909	$25,117,461
New contracts and change orders during the period	7,018,469	3,191,335
Adjustments and cancellations, net	(96,908)	(18,297,197)
Subtotal	10,139,470	10,011,599
Less: contract revenue earned during the period	(5,956,354)	(6,793,690)
Balance - end of period	$4,183,116	$3,217,909

Backlog at December 31, 2021 included two contracts entered into during the third quarter of 2020 in the amount of approximately $4 million and approximately $2.95 million along with three contracts during the fourth quarter of 2020 in the amount of approximately $2.7 million, $0.80 million, and $0.70 million. The Company executed one large contract in the first quarter of 2021 in the amount of approximately $1.3 million, one large contract in the third quarter of 2021 of approximately of $0.87 million and had one large partial contract cancellation to an existing contract of approximately ($1.3) million. The Company executed one large contract in the fourth quarter of 2021 in the amount of approximately $0.78 million and had one contract cancellation in the amount of approximately $16.9 million. On March 29, 2022, the Company entered into a contract with ATCO Structures & Logistics (USA) Inc. for $5,954,950 that is reflected in the June 30, 2022 backlog. The Company expects that all of this revenue will be realized by December 31, 2022.

The Company’s remaining backlog as of June 30, 2022 represents the remaining transaction price of firm contracts for which work has not been performed and excludes unexercised contract options.

The Company expects to satisfy its backlog which represents the remaining unsatisfied performance obligation on contracts as of June 30, 2022 over the following period:

2022
Within 1 year	$4,183,116
1 to 2 years	—
Total Backlog	$4,183,116

Although backlog reflects business that is considered to be firm, cancellations, deferrals or scope adjustments may occur. Backlog is adjusted to reflect any known project cancellations, revisions to project scope and cost and project deferrals, as appropriate.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2022 and 2021(Unaudited)

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

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2022 and 2021 (Unaudited)

3.	Segments and Disaggregated Revenue

	Construction	Medical	Development	Corporate and support	Consolidated
Six Months Ended June 30, 2022
Revenue	$5,956,354	$10,203,215	$—	$—	$16,159,569
Cost of revenue	5,996,473	6,904,701	—	—	12,901,174
Operating expenses	207,646	27,065	597,856	3,334,792	4,167,359
Operating income (loss)	(247,765)	3,271,449	(597,856)	(3,334,792)	(908,964)
Other income (expense)	490,903	—	(121,569)	23,762	393,096
Income (loss) before income taxes	243,138	3,271,449	(719,425)	(3,311,030)	(515,868)
Net income attributable to non-controlling interest	—	1,616,669	—	—	1,616,669
Net income (loss) attributable to common stockholders of SG Blocks, Inc.	$243,138	$1,654,780	$(719,425)	$(3,311,030)	$(2,132,537)

Total assets	$10,907,679	$2,322,505	$8,902,271	$10,007,048	$32,139,503
Depreciation and amortization	$286,755	$26,820	$21,569	$—	$335,144
Capital expenditures	$821,400	$28,621	$893,785	$8,193	$1,751,999
Inter-segment revenue elimination	$—	$—	$—	$—	$—

	Construction	Medical	Development	Corporate and support	Consolidated
Six Months Ended June 30, 2021
Revenue	$5,300,161	$15,741,453	$—	$—	$21,041,614
Cost of revenue	7,300,202	11,323,405	—	—	18,623,607
Operating expenses	214,135	370,067	53,902	2,865,427	3,503,531
Operating income (loss)	(2,214,176)	4,047,981	(53,902)	(2,865,427)	(1,085,524)
Other income (expense)	332	13	—	91,254	91,599
Income (loss) before income taxes	(2,213,844)	4,047,994	(53,902)	(2,774,173)	(993,925)
Net income attributable to non-controlling interest	—	2,581,211	—	—	2,581,211
Net income (loss) attributable to common stockholders of SG Blocks, Inc.	$(2,213,844)	$1,466,782	$(53,902)	$(2,774,173)	$(3,575,136)

Total assets	$8,147,331	$4,415,643	$6,988,424	$5,906,434	$25,457,832
Depreciation and amortization	$274,415	$26,605	$—	$—	$301,020
Capital expenditures	$1,052,637	$46,224	$3,576,130	$18,018	$4,693,009

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2022 and 2021 (Unaudited)

13.	Segments and Disaggregated Revenue (continued)

	Construction	Medical	Development	Corporate and support	Consolidated
Three Month Ended June 30, 2022
Revenue	$4,237,585	$3,317,386	$—	$—	$7,554,971
Cost of revenue	4,275,759	2,507,252	—	—	6,783,011
Operating expenses	99,672	8,093	315,868	1,676,183	2,099,816
Operating income (loss)	(137,846)	802,041	(315,868)	(1,676,183)	(1,327,856)
Other income (expense)	372,223	—	(72,942)	10,979	310,260
Income (loss) before income taxes	234,377	802,041	(388,810)	(1,665,204)	(1,017,596)
Net income attributable to non-controlling interest	—	397,764	—	—	397,764
Net income (loss) attributable to common stockholders of SG Blocks, Inc.	$234,377	$404,277	$(388,810)	$(1,665,204)	$(1,415,360)

Depreciation and amortization	$143,320	$13,410	$12,941	$—	$169,671
Capital expenditures	$797,300	$28,621	$—	$3,213	$829,134
Inter-segment revenue elimination	$—	$—	$—	$—	$—

	Construction	Medical	Development	Corporate and support	Consolidated
Three Months Ended June 30, 2021
Revenue	$2,068,498	$9,785,490	$—	$—	$11,853,988
Cost of revenue	3,196,892	6,645,714	—	—	9,842,606
Operating expenses	207,986	210,813	53,902	1,462,748	1,935,448
Operating income (loss)	(1,336,380)	2,928,963	(53,902)	(1,462,748)	75,933
Other income (expense)	695	13	—	73,784	74,492
Income (loss) before income taxes	(1,335,685)	2,928,976	(53,902)	(1,388,964)	150,425
Net income attributable to non-controlling interest	—	1,691,684	—	—	1,691,684
Net income (loss) attributable to common stockholders of SG Blocks, Inc.	$(1,335,685)	$1,237,292	$(53,902)	$(1,388,964)	$(1,541,259)

Depreciation and amortization	$145,703	$13,524	$—	$—	$159,227
Capital expenditures	$227,437	$9,334	$3,576,130	$18,018	$3,830,919

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2022 and 2021 (Unaudited)

14.	Warrants

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

On October 26, 2016, the Company’s Board of Directors approved the issuance of up to 25,000 shares of the Company’s common stock in the form of restricted stock or options (“2016 Stock Plan”). Effective January 20, 2017, the 2016 Stock Plan was amended and restated as the SG Blocks, Inc. Stock Incentive Plan, as further amended effective June 1, 2018 and as further amended on July 30, 2020 and as further amended on August 18, 2021, (the “Incentive Plan”). The Incentive Plan authorizes the issuance of up to 3,625,000 shares of common stock.  It authorizes the issuance of equity-based awards in the form of stock options, stock appreciation rights, restricted shares, restricted share units, other share-based awards and cash-based awards to non-employee directors and to officers, employees and consultants of the Company and its subsidiary, except that incentive stock options may only be granted to the Company’s employees and its subsidiary’s employees. The Incentive Plan expires on October 26, 2026, and is administered by the Company’s Compensation Committee of the Board of Directors. Each of the Company’s employees, directors, and consultants are eligible to participate in the Incentive Plan. As of June 30, 2022, there were 1,343,377 shares of common stock available for issuance under the Incentive Plan.

Stock-Based Compensation Expense

Stock-based compensation expense is included in the condensed consolidated statements of operations as follows:

	Six Months Ended June 30,
	2022	2021
Payroll and related expenses	$1,280,162	$532,422
Total	$1,280,162	$532,422

	Three Months Ended June 30,
	2022	2021
Payroll and related expenses	$631,076	$246,236
Total	$631,076	$246,236

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2022 and 2021 (Unaudited)

15.	Share-based Compensation (continued)

The following table presents total stock-based compensation expense by security type included in the condensed consolidated statements of operations:

	Six Months Ended June 30,
	2022	2021
Stock options	$—	$2,666
Restricted Stock Units	$1,280,162	$529,756
Total	$1,280,162	$532,422

	Three Months Ended June 30,
	2022	2021
Stock options	$—	$—
Restricted Stock Units	$631,076	$246,236
Total	$631,076	$246,236

Stock-Based Option Awards

The Company has issued no stock-based options during the six months ended June 30, 2022 and 2021.

Because the Company does not have significant historical data on employee exercise behavior, the Company uses the “Simplified Method” to calculate the expected life of the stock-based option awards granted to employees. The simplified method is calculated by averaging the vesting period and contractual term of the options.

The following table summarizes stock-based option activities and changes during the six months ended June 30, 2022 as described below:

	Shares	Weighted Average Fair Value Per Share	Weighted Average Exercise Price Per Share	Weighted Average Remaining Terms (in years)	Aggregate Intrinsic Value
Outstanding – December 31, 2021	36,436	24.80	78.71	5.34	—
Granted	—	—	—	—	—
Exercised	—	—	—	—	—
Cancelled	—	—	—	—	—
Outstanding – June 30, 2022	36,436	24.80	78.71	4.84	—
Exercisable – December 31, 2021	36,436	24.80	78.71	5.34	—
Exercisable – June 30, 2022	36,436	24.80	78.71	4.84	—

For the three months ended June 30, 2022 and 2021, the Company recognized stock-based compensation expense of $0 and $0, respectively, related to stock options. For the six months ended June 30, 2022 and 2021, the Company recognized stock-based compensation expense of $0 and $2,666, respectively, related to stock options. This expense is included in payroll and related expenses in the accompanying condensed consolidated statements of operations..

As of June 30, 2022, there was no unrecognized compensation costs related to non-vested stock options and all options have been expensed. The intrinsic value is calculated as the difference between the fair value of the stock price at year end and the exercise price of each of the outstanding stock options. The fair value of the stock price at June 30, 2022 was $1.66 per share.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2022 and 2021 (Unaudited)

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

For the Six Months Ended June 30, 2022 and 2021 (Unaudited)

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

On October 1, 2021, a total of 1,214,500 of restricted stock units were granted to Mr. Galvin, Mr. Rogers, Mr. Armstrong, Mr. Sheeran, thirteen employees and three consultants of the Company, under the Company's stock-based compensation plan, at the fair value of $3.38 per share, which represents the closing price of the Company's common stock on October 1, 2021. Restricted stock units granted to Mr. Galvin, Mr. Armstrong, Mr. Sheeran, and an aggregate of thirteen employees and two consultants of 350,000, 40,000, 100,000 and an aggregate of 475,000, respectively, vesting quarterly over two years from the anniversary of the grant date. Restricted stock units granted to Mr. Rogers and one consultant of 37,500 and 12,000 vest upon issuance date. Restricted stock units granted to Mr. Rogers of 200,000 vest monthly over a two-year period. The fair value of these units upon issuance amounted to $4,105,010.

On October 1, 2021, a total of 59,170 of restricted stock units were granted to five of the Company's non-employee directors, under the Company's stock-based compensation plan, at the fair value of $3.38 per share, which represents the closing price of the Company's common stock on October 1, 2021. The restricted stock units granted October 1, 2021 vesting monthly over one year- and, if earlier, in full on the date of the Company’s 2022 Annual Meeting of Stockholders.

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

For the three months ended June 30, 2022 and 2021, the Company recognized stock-based compensation of $631,076 and $246,236 related to restricted stock units. For the six months ended June 30, 2022 and 2021, the Company recognized stock-based compensation of $1,280,162 and $529,756 related to restricted stock units. This expense is included in the payroll and related expenses, general and administrative expenses, and marketing and business development expense in the accompanying condensed consolidated statement of operations.

The following table summarized restricted stock unit activities during the six months ended June 30, 2022:

Number of Shares
Non-vested balance at January 1, 2022	1,274,137
Granted	—
Vested	(425,998)
Forfeited/Expired	(90,689)
Non-vested balance at June 30, 2022	757,450

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2022 and 2021 (Unaudited)

16.	Commitments and Contingencies

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

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2022 and 2021 (Unaudited)

16.	Commitments and Contingencies (continued)

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

For the Six Months Ended June 30, 2022 and 2021 (Unaudited)

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

For the Six Months Ended June 30, 2022 and 2021 (Unaudited)

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

On May 14, 2021, EDI accepted the Company’s Statutory Offer of Compromise, pursuant to California Code of Civil Procedures §998, to settle EDI’s cross-claims. On July 26, 2021, the Company and EDI entered into a certain General Release agreement whereby in exchange for payment by the Company in the amount of $67,125.83 EDI released SG Blocks from all liabilities and damages related to EDI’s cross-claims. The Company continues to prosecute its claim against EDI for tortious interference with the Company’s economic relationship with HOLA Community Partners and Heart of Los Angeles Youth, Inc. The discovery period has concluded and a trial date has been set for September 6, 2022.

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

For the Six Months Ended June 30, 2022 and 2021 (Unaudited)

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

On July 5, 2022, the Company entered into an amendment to its employment agreement, dated January 1, 2017, as amended, with Paul Galvin, to provide for the payment of an annual base salary of $500,000. All other terms of the employment agreement remain in full force and effect.
32

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

Results of Operations

Six Months Ended June 30, 2022 and 2021:

	For the Six Months Ended June 30, 2022	For the Six Months Ended June 30, 2021
Total Revenue	$16,159,569	$21,041,614
Total Cost of revenue	(12,901,174)	(18,623,607)
Total Payroll and related expenses	(2,355,696)	(1,629,186)
Total Other Operating expenses	(1,811,663)	(1,874,345)
Total Operating loss	(908,964)	(1,085,524)
Total Other income	393,096	91,599
Total Loss before income tax	(515,868)	(993,925)
Add: Net income attributable non-controlling interest	1,616,669	2,581,211
Net loss attributable to common stockholders of SG Blocks, Inc.	$(2,132,537)	$(3,575,136)

Revenue

During the six months ended June 30, 2022, we derived revenue from the following three categories of sources: construction services, engineering services and medical revenue. Medical revenue was a new source of revenue which commenced during the fourth quarter of 2020 when Clarity Mobile Venture LLC commenced operations. We continued to derive revenue from this source during the quarter ended June 30, 2022. Total revenue for the six months ended June 30, 2022 was $16,159,569 compared to $21,041,614 for the six months ended June 30, 2021. This decrease of $4,882,045 or approximately 23% was mainly driven by a decrease in medical revenue of $5,538,238, offset by an increase in construction services which consisted an increase in office projects of $4,282,289, a decrease in government projects of $2,183,103 and a decrease of special use projects of $1,656,995.

Cost of Revenue and Gross Profit

Cost of revenue was $12,901,174 for the six months ended June 30, 2022, compared to $18,623,607 for the six months ended June 30, 2021. The decrease of $5,722,433 or a decrease of approximately 31%, is primarily related to lower testing volumes resulting in a decrease in our medical cost of revenue as well as a decrease in cost of goods sold from construction services in the amount of $1,303,729.

Gross profit was $3,258,395 and $2,418,007 for the six months ended June 30, 2022 and 2021, respectively.

Gross profit margin percentage increased to 20% for the six months ended June 30, 2022 compared to 11% for the six months ended June 30, 2021 primarily due to a legacy contract from the acquisition of SG Echo which incurred losses during the six months ended June 30, 2021 from escalations in material pricing related to COVID-19 and labor overages.

Payroll and Related Expenses

Payroll and related expenses for the six months ended June 30, 2022 were $2,355,696 compared to $1,629,186 for the six months ended June 30, 2021. This increase was primarily caused by an increase of approximately $747,740 in stock-based compensation during the six months ended June 30, 2022.

Other Operating Expenses (General and administrative expenses, Marketing and business development expense, and Pre-project expenses)

Other operating expenses (general and administrative expenses, marketing and business development expenses, pre-project expenses) for the six months ended June 30, 2022 were $1,811,663 compared to $1,874,345 for the six months ended June 30, 2021.

Other Income (Expense)

Interest income for the six months ended June 30, 2022 was $23,762 mainly derived from bank interest and interest associated with an outstanding note receivable. There was $31,267 of interest income for the six months ended June 30, 2021. Other income for the six months ended June 30, 2022 was $491,309 primarily related to a return of escrow from the SG Echo acquisition. There was 61,024 other income for the six months ended June 30, 2021. Interest expense for the six months ended June 30, 2022 and 2021 was $121,975 and $692, respectively. The increase in interest expense resulted from the notes payable entered into during July 2021.

Income Tax Provision

A 100% valuation allowance was provided against the deferred tax asset consisting of available net operating loss carry forwards and, accordingly, no income tax benefit was provided.

Impact of Inflation

Inflation has caused increases on some of the Company's estimated costs for construction projects in progress and completed during the past two fiscal years, which has affected the Company's revenue and income(loss) from continuing operations.

Our operations for the three months ended June 30, 2022 and 2021 may not be indicative of our future operations.

Three Months Ended June 30, 2022 and 2021:

	For the Three Months Ended June 30, 2022	For the Three Months Ended June 30, 2021
Total Revenue	$7,554,971	$11,853,987
Total Cost of revenue	(6,783,011)	(9,842,606)
Total Payroll and related expenses	(1,211,509)	(801,664)
Total Operating expenses	(888,307)	(1,133,784)
Total Operating profit (loss)	(1,327,856)	75,933
Total Other income (expense)	310,260	74,492
Total Income (Loss) before income tax	(1,017,596)	150,425
Add: Net profit attributable non-controlling interests	397,764	1,691,684
Net loss attributable to common stockholders of SG Blocks, Inc.	$(1,415,360)	$(1,541,259)

Revenue

During the quarter ended June 30, 2022, we derived revenue from the following three categories of sources: construction services, engineering services and medical revenue. The medical revenue source was a new source that commenced operations in the fourth quarter of 2020 and continued with strong revenue related to COVID-19 samples collected from our Clarity Mobile joint venture in the second quarter 2022. Total revenue for the three months ended June 30, 2022 was $7,554,971 compared to $11,853,987 for the three months ended June 30, 2021. This decrease of $4,299,016 or approximately 36% was mainly driven by a decrease in medical revenue of $6,468,104 offset by an increase in construction services which consisted of an increase in office projects of $3,730,806, and a decrease in government projects of $1,097,660.

Cost of Revenue and Gross Profit

Cost of revenue was $6,783,011 for the three months ended June 30, 2022, compared to $9,842,606 for the three months ended June 30, 2021. The decrease of $3,059,595 or a decrease of approximately 31%, is primarily related to lower testing volumes resulting in a decrease in our medical revenue as well as a decrease in cost of goods sold from construction services in the amount of $1,078,868.

Gross profit was $771,960 and $2,011,381 for the three months ended June 30, 2022 and 2021, respectively.

Gross profit margin percentage decreased to approximately 10% for the three months ended June 30, 2022 compared to approximately 17% for the three months ended June 30, 2021. This decrease was primarily from a contract in the amount of $5,954,950 recognizing gross profit of $32,459 on $3,724,226 of revenue during the three months ended June 30, 2022.

Payroll and Related Expenses

Payroll and related expenses for the three months ended June 30, 2022 were $1,211,509 compared to $801,664 for the three months ended June 30, 2021. This increase was primarily caused by an increase of approximately $384,840 in stock-based compensation expense.

Other Operating Expenses (General and administrative expenses, Marketing and business development expense, and Pre-project expenses)

Other operating expenses (general and administrative expenses, marketing and business development expenses, pre-project expenses) for the three months ended June 30, 2022 were $888,307 compared to $1,133,784 for the three months ended June 30, 2021. The decrease resulted primarily from a decrease in contract labor costs of approximately $320,000.

Other Income (Expense)

Interest income for the three months ended June 30, 2022 was $10,979 mainly derived from bank interest and interest associated with an outstanding note receivable. There was $13,797 of interest income for the three months ended June 30, 2021. Interest expense for the three months ended June 30, 2022 and 2021 was $73,126 and $329, respectively. Other income for the three months ended June 30, 2022 was $372,407 primarily related to a return of escrow from the SG Echo acquisition. There was $61,024 other income for the three months ended June 30, 2021.

Income Tax Provision

A 0% valuation allowance was provided against the deferred tax asset consisting of available net operating loss carry forwards and, accordingly, no income tax benefit was provided.

Impact of Inflation

Inflation has caused increases on some of the Company's estimated costs for construction projects in progress and completed during the past two fiscal years, which has affected the Company's revenue and income(loss) from continuing operations.

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

Liquidity and Capital Resources

As of June 30, 2022 and December 31, 2021 we had an aggregate of $2,428,211 and $13,024,381, respectively, of cash and cash equivalents and short-term investments.

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

Liquidity and Capital Resources (continued)

In December 2019, we completed the public offering where we issued 857,500 shares of common stock at a public offering price of $3.00 per share resulting in net proceeds of approximately $2,117,948 after deducting underwriting discounts and commissions and other expenses. In our November 2019 debt financing, we received a cash payment in the aggregate amount of $375,000 pursuant to a Securities Purchase Agreement that we entered into with Red Diamond Partners LLC (the “Lender”), and we issued to the Lender a Debenture (the "Debenture") in the aggregate principal amount of $480,770 (representing an original issue discount of 22%), which Debenture was secured by a security interest in all of our existing and future assets, subject to existing security interests and exceptions. We received net proceeds of approximately $326,250 after deducting certain fees due to the placement agent and certain transaction expenses. The Debenture was repaid in full out of the proceeds of our December 2019 public offering.

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

In October 2021, we received aggregate gross proceeds of $11.55 million from our issuance to an investor (A) in a registered direct offering of (i) 975,000 shares of our common stock and (ii) pre-funded warrants to purchase an aggregate of 2,189,384 shares of common stock and (B) in a concurrent private placement Series A warrants to purchase up to 1,898,630 shares of Common Stock.

We continue to generate losses from operations. At June 30, 2022 and December 31, 2021 we had a cash balance and short-term investment of $2,428,211 and $13,024,381, respectively. As of June 30, 2022, our stockholders’ equity was $20,364,083 compared to $21,715,789 as of December 31, 2021. Our net loss attributable to common stockholders of SG Blocks, Inc. for the six months ended June 30, 2022 was $2,132,537 and net cash used in operating activities was $5,362,545. We anticipate our cash balance is sufficient to last at least twelve months from the date of this Quarterly Report on Form 10-Q.

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

Cash Flow Summary

	Six Months Ended June 30,

	2022	2021
Net cash used in:
Operating activities	$(5,362,545)	$(1,307,944)
Investing activities	(3,077,625)	(8,243,216)
Financing activities	(2,156,000)	(1,135,597)
Net decrease in cash and cash equivalents	$(10,596,170)	$(10,686,757)

Operating activities used net cash of $5,362,545 during the six months ended June 30, 2022, and used net cash of  $1,307,944 during the six months ended June 30, 2021. Generally, our net operating cash flows fluctuate primarily based on changes in our profitability and working capital. Cash used in operating activities increased by approximately $4,054,601.

Investing activities used net cash of $3,077,625 during the six months ended June 30, 2022, and $8,243,216 net cash in the six months ended June 30, 2021 a decrease in cash used of $5,165,591. This change results primarily from a decrease of $2,941,009 of the purchase of property and equipment during the six months ended June 30, 2022 and $3,350,239 of an investment in and advances to equity affiliates during the six months ended June 30, 2021.

Financing activities used net cash of $2,156,000 during the six months ended June 30, 2022. Financing activities used $1,135,597 net cash during the six months ended June 30, 2021. This change of $1,020,403 results from the proceeds from conversion of warrants to common stock in the amount of $707,187 during the six months ended June 30, 2021 and an increase of $312,316 of distributions paid to non-controlling interest during the six months ended June 30, 2022.

We provide services to our construction and engineering customers in three separate phases: the design phase, the architectural and engineering phase and the construction phase. Each phase is independent of the other, but builds through a progression of concept through delivery of a completed structure. These phases may be embodied in a single contract or in separate contracts, which is typical of a design build process model. As of June 30, 2022, we had ten projects totaling $4,183,116 under contract. Of these contracts, all ten projects combine all three phases or parts thereof and including construction. We expect that all of this revenue will be realized by December 31, 2022.

Backlog may fluctuate significantly due to the timing of orders or awards for large projects and is not necessarily indicative of future backlog levels or the rate at which backlog will be recognized as revenue. Our backlog increased by approximately $965,000 from December 31, 2021 to June 30, 2022. We expect that all of this revenue will be realized by December 31, 2022. Backlog does not include COVID tests or testing services provided through our joint venture, Clarity Mobile Venture.

There can be no assurance that our customers will decide to and/or be able to proceed with these construction projects, or that we will ultimately recognize revenue from these projects in a timely manner or at all.

Off-Balance Sheet Arrangements

As of June 30, 2022 and December 31, 2021, we had no material off-balance sheet arrangements to which we are a party.

In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector. These agreements are typically with consultants and certain vendors. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of June 30, 2022.

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

On October 3, 2019, we entered into an Exclusive License Agreement (“ELA” ) pursuant to which it granted an exclusive license for its technology as outlined in the ELA. The ELA is described below. Under the ELA, we will receive royalty payments based upon gross revenues earned by the licensee for commercialized products within the field of design and project management platforms for residential use, including single-family residences and multi-family residences, but excluding military housing. We have determined that the ELA grants the licensee a right to access our intellectual property throughout the license period (or its remaining economic life, if shorter), and thus recognizes revenue over time as the licensee recognizes revenue and we have the right to payment of royalties. No revenue has been recognized under the ELA for the six months ended June 30, 2022.

We entered into a joint venture agreement with Clarity Lab Solutions, LLC (“Clarity Labs”) (the “JV”) in the fourth quarter of 2020. Revenue from the activities of the JV is related to clinical testing services and is recognized when services have been rendered, which is at a point in time. In addition, we formed Chicago Airport Testing, LLC which collects rental revenue Included in the consideration we expected to be entitled to receive, we estimate its contractual allowances, payer denials and price concessions. During the six months ended June 30, 2022, we recognized $10,203,215 in revenue related to activities through the JV, which is included in medical revenue on the accompanying consolidated statements of operations.

Critical Accounting Policies (continued)

Goodwill – Goodwill represents the excess of reorganization value over the fair value of identified net assets upon emergence from bankruptcy. In accordance with the accounting guidance on goodwill, we perform our impairment test of goodwill at the reporting unit level each fiscal year, or more frequently if events or circumstances change that would more likely than not reduce the fair value of its reporting unit below its carrying value. Our evaluation of goodwill completed during the year ended December 31, 2021, resulted in no impairment loss. There was no impairment during the six months ended June 30, 2022.

Intangible assets – Intangible assets consist of $2,766,000 of proprietary knowledge and technology which is being amortized over 20 years, $97,164 of trademarks which is being amortized over 5 years, $47,800 of website fees which is being amortized over 5 years. Our evaluation of intangible assets for impairment during the year ended December 31, 2021, determined that there were no impairment losses. There was no impairment during the six months ended June 30, 2022.

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

Non-GAAP Financial Information (continued)

The following is a reconciliation of EBITDA and Adjusted EBITDA to the nearest GAAP measure, net gain (loss):

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Net loss attributable to common stockholders of SG Blocks, Inc.	$(1,415,360)	$(1,541,259)	$(2,132,537)	$(3,575,136)
Addback interest expense	73,126	329	121,975	692
Addback interest income	(10,979)	(13,797)	(23,762)	(31,267)
Addback depreciation and amortization	156,731	159,227	313,573	301,020
EBITDA (non-GAAP)	(1,196,482)	(1,395,500)	(1,720,751)	(3,304,691)
Addback litigation expense	53,391	60,053	167,774	141,272
Addback stock compensation expense	631,076	246,236	1,280,162	532,422
Adjusted EBITDA (non-GAAP)	$(512,015)	$(1,089,211)	$(272,815)	$(2,630,997)

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

Changes in Internal Control over Financial Reporting

Other than as described above, for the fiscal quarter ended June 30, 2022, there have been no changes in our internal control over financial reporting identified in connection with the evaluations required by Rule 13a-15(d) or Rule 15d-15(d) under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

At June 30, 2022 and December 31, 2021, we had cash and cash equivalents and a short-term investment, collectively, of $2,428,211 and $13,024,381 respectively. However, during the six months ended June 30, 2022 and year ended December 31, 2021, we reported a net loss attributable to common stockholders of SG Blocks, Inc. of $2,132,527 and $10,832,674, respectively, and used $5,362,545 and $662,759 of cash for operations, respectively. If we are not successful with our efforts to increase revenue, we could experience a shortfall in cash over the next twelve months. If there is a shortfall, we may be forced to reduce operating expenses, among other steps, all of which would have a material adverse effect on our operations going forward.

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

A few customers have in the past, and may in the future, account for a significant portion of our revenues in any one year or over a period of several consecutive years. For example, for the six months ended June 30, 2022 approximately 90% of our revenue was generated from two customers and for the year ended December 31, 2021, approximately 80% of our revenue was generated from one customers. Although we have contractual relationships with many of our significant customers, our customers may unilaterally reduce or discontinue their contracts with us at any time. The loss of business from a significant customer could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We rely on certain vendors to supply us with materials and products that, if we were unable to obtain, could adversely affect our business.

We have relationships with key materials vendors, and we rely on suppliers for our purchases of products from them. Any inability to obtain materials or services in the volumes required and at competitive prices from our major trading partners, the loss of any major trading partner or the discontinuation of vendor financing (if any) may seriously harm our business because we may not be able to meet the demands of our customers on a timely basis in sufficient quantities or at all. Other factors, including reduced access to credit by our vendors resulting from economic conditions, may impair our vendors’ ability to provide products in a timely manner or at competitive prices. We also rely on other vendors for critical services such as transportation, supply chain and professional services. Any negative impacts to our business or liquidity could adversely impact our ability to establish or maintain these relationships. For the six months ended June 30, 2022 and 2021, cost of revenue relating to one and three vendors represented approximately 10% and 48% of the Company's total cost of revenue, respectively.

Our clients may adjust, cancel or suspend the contracts in our backlog; as such, our backlog is not necessarily indicative of our future revenues or earnings. In addition, even if fully performed, our backlog is not a good indicator of our future gross margins.

Backlog represents the total dollar amount of revenues we expect to record in the future as a result of performing work under contracts we have been awarded. Backlog may fluctuate significantly due to the timing of orders or awards for large projects and is not necessarily indicative of future backlog levels or the rate at which backlog will be recognized as revenue. We include in backlog only those contracts for which we have reasonable assurance that the customer can obtain the permits for construction and can fund the construction. As of December 31, 2021, our backlog totaled approximately $3.2 million and as of June 30, 2022, our backlog totaled approximately $4.1 million. Our backlog is described more in detail in “Note 11—Construction Backlog” of the notes to our consolidated financial statements included elsewhere in this Quarterly Report. We cannot provide assurance that our backlog will be realized as revenues in the amounts reported or, if realized, will result in profits. In accordance with industry practice, substantially all of our contracts are subject to cancellation, termination or suspension at our customer’s discretion. In the event of a project cancellation, we generally would not have a contractual right to the total revenue reflected in our backlog. Projects can remain in backlog for extended periods of time because of the nature of the project and the timing of the particular services required by the project. In addition, the risk of contracts in backlog being cancelled or suspended generally increases during periods of widespread economic slowdowns or in response to changes in commodity prices.

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

At June 30, 2022, there were restricted stock units, options and warrants to purchase of 757,450, 36,436 and 2,025,520, respectively, outstanding that could potentially dilute future net income per share. Because we had a net loss as of June 30, 2022, we are prohibited from including potential shares of common stock in the computation of diluted per share amounts. Accordingly, we used the same number of shares outstanding to calculate both the basic and diluted loss per share. At June 30, 2021, there were options, including options to non-employees and non-directors, restricted stock units and warrants to purchase 36,436, 884,343 and 126,890 shares of common stock, respectively, outstanding that could potentially dilute future net income per share.

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None that have not been previously disclosed in our filings with the SEC.

ITEM 3.     Defaults Upon Senior Securities

None.

ITEM 4.     Mine Safety Disclosures

Not applicable.

ITEM 5.     Other Information

None.
49

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

SG BLOCKS, INC.
(Registrant)

Date: August 15, 2022	By:	/s/ Paul M. Galvin
Paul M. Galvin Chairman of the Board, Chief Executive Officer and Interim Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

51