Form 10-Q
period 2022-09-30
SG BLOCKS, INC.
filed 2022-11-16
CIK 1023994

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 14, 2022 the issuer had a total of 12,050,206 shares of the registrant’s common stock, $0.01 par value, outstanding.

SG BLOCKS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

SG BLOCKS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,118,169	$13,024,381
Escrow - bond	2,000,000	—
Accounts receivable, net	1,713,473	2,917,646
Contract assets	—	41,916
Held for sale assets	4,453,714	—
Inventories	894,962	1,273,825
Prepaid expenses and other current assets	692,124	656,279
Total current assets	11,872,442	17,914,047

Property, plant and equipment, net	4,881,249	6,839,943
Project development costs and other non-current assets	887,738	923,172
Goodwill	1,309,330	1,309,330
Right-of-use asset	2,655,242	1,210,053
Long-term note receivable	848,185	720,137
Intangible assets, net	1,972,645	2,095,232
Deferred contract costs, net	81,570	112,159
Investment in non-marketable securities	700,000	200,000
Investment in and advances to equity affiliates	3,748,515	3,599,945
Total Assets	$28,956,916	$34,924,018

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$3,493,944	$7,568,851
Contract liabilities	1,274,418	1,437,579
Lease liability, current maturities	474,375	337,469
Due to affiliates	—	264,451
Assumed liability	5,795	5,795
Short term note payable, net	2,500,000	1,971,960
Total current liabilities	7,748,532	11,586,105

Long-term note payable	750,000	750,000
Lease liability, net of current maturities	2,195,438	872,124
Total liabilities	10,693,970	13,208,229

Stockholders’ equity:
Preferred stock, $1.00 par value, 5,405,010 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 25,000,000 shares authorized; 12,050,206 issued and 12,027,091 outstanding as of September 30, 2022 and 11,986,873 issued and outstanding as of December 31, 2021	120,502	119,869
Additional paid-in capital	55,255,628	53,341,405
Treasury stock, at cost - 23,115 shares	(49,680)	—
Accumulated deficit	(37,695,340)	(33,109,220)
Total SG Blocks, Inc. stockholders’ equity	17,631,110	20,352,054
Non-controlling interest	631,836	1,363,735
Total stockholders’ equity	18,262,946	21,715,789
Total Liabilities and Stockholders’ Equity	$28,956,916	$34,924,018

The accompanying notes are an integral part of these condensed consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

	For the Three Months Ended September 30,	For the Three Months Ended September 30,	For the Nine Months Ended September 30,	For the Nine Months Ended September 30,
	2022	2021	2022	2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue:
Construction services	$2,685,920	$612,052	$8,567,568	$5,814,205
Engineering services	6,599	70,814	81,305	168,822
Medical revenue	1,437,738	8,164,624	11,640,953	23,906,077
Total	4,130,257	8,847,490	20,289,826	29,889,104

Cost of revenue:
Construction services	2,688,450	3,132,625	8,631,031	10,421,435
Engineering services	5,001	6,588	58,893	48,555
Medical revenue	1,601,980	6,315,098	8,506,681	17,328,003
Total	4,295,431	9,454,311	17,196,605	27,797,993

Gross profit (loss)	(165,174)	(606,821)	3,093,221	2,091,111

Operating expenses:
Payroll and related expenses	1,294,857	1,066,486	3,650,553	2,665,097
General and administrative expenses	939,044	975,761	2,515,877	3,006,561
Marketing and business development expense	103,111	54,857	337,941	197,922
Pre-project expenses	—	22,683	—	33,663
Total	2,337,012	2,119,787	6,504,371	5,903,243

Operating loss	(2,502,186)	(2,726,608)	(3,411,150)	(3,812,132)

Other income (expense):
Loss on asset disposal	—	(34,182)	—	(34,182)
Interest expense	(52,758)	(293)	(174,733)	(985)
Interest income	9,756	9,973	33,518	41,240
Other income (expense)	(2,963)	453	488,346	61,477
Total	(45,965)	(24,049)	347,131	67,550

Loss before income taxes	(2,548,151)	(2,750,657)	(3,064,019)	(3,744,582)
Income tax expense	—	—	—	—

Net loss	(2,548,151)	(2,750,657)	(3,064,019)	(3,744,582)

Add: net income (loss) attributable to noncontrolling interests	(94,568)	1,080,248	1,522,101	3,661,459
Net loss attributable to common stockholders of SG Blocks, Inc.	$(2,453,583)	$(3,830,905)	$(4,586,120)	$(7,406,041)

Net loss per share attributable to SG Blocks, Inc.
Basic and diluted	$(0.18)	$(0.43)	$(0.35)	$(0.84)

Weighted average shares outstanding:
Basic and diluted	13,459,713	8,822,489	13,228,828	8,796,890

The accompanying notes are an integral part of these condensed consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	$0.01 Par Value Common Stock		Additional Paid-in	Treasury	Accumulated	SG Blocks Stockholders'	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Stock	Deficit	Equity	Interests	Equity
Balance at June 30, 2022	12,050,206	$120,502	$54,660,934	$—	$(35,241,757)	$19,539,679	$824,404	$20,364,083
Stock-based compensation	—	—	594,694	—	—	594,694	—	594,694
Noncontrolling interest distribution	—	—	—	—	—	—	(98,000)	(98,000)
Repurchase of common stock	(23,115)	—	—	(49,680)	—	(49,680)	—	(49,680)
Net Loss	—	—	—	—	(2,453,583)	(2,453,583)	(94,568)	(2,548,151)
Balance at September 30, 2022	12,027,091	$120,502	$55,255,628	$(49,680)	$(37,695,340)	$17,631,110	$631,836	$18,262,946

Balance at December 31, 2021	11,986,873	$119,869	$53,341,405	$—	$(33,109,220))	$20,352,054	$1,363,735	$21,715,789
Stock-based compensation	20,000	200	1,914,656	—	—	1,914,856	—	1,914,856
Issuance of restricted stock units	43,333	433	(433)	—	—	—	—	—
Noncontrolling interest distribution	—	—	—	—	—	—	(2,254,000)	(2,254,000)
Repurchase of common stock	(23,115)	—	—	(49,680)	—	(49,680)	—	(49,680)
Net income (loss)	—	—	—	—	(4,586,120)	(4,586,120)	1,522,101	(3,064,019)
Balance at September 30, 2022	12,027,091	$120,502	$55,255,628	$(49,680)	$(37,695,340)	$17,631,110	$631,836	$18,262,946

	$0.01 Par Value Common Stock		Additional Paid-in	Accumulated	SG Blocks Stockholders'	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity	Interests	Equity
Balance at June 30, 2021	8,822,489	$88,225	$41,681,186	$(25,851,682)	$15,917,729	$922,994	$16,840,723
Stock-based compensation	—	—	246,236	—	246,236	—	246,236
Noncontrolling interest distribution	—	—	—	—	—	(1,216,350)	(1,216,350)
Net income (loss)	—	—	—	(3,830,905)	(3,830,905)	1,080,248	(2,750,657)
Balance at September 30, 2021	8,822,489	$88,225	$41,927,422	$(29,682,587)	$12,333,060	$786,892	$13,119,952

Balance at December 31, 2020	8,596,189	$85,962	$40,443,840	$(22,276,546)	$18,253,256	$184,567	$18,437,823
Stock-based compensation	—	—	778,657	—	778,657	—	778,657
Conversion of warrants to common stock	226,300	2,263	704,925	—	707,188	—	707,188
Noncontrolling interest distribution	—	—	—	—	—	(3,059,134)	(3,059,134)
Net income (loss)	—	—	—	(7,406,041)	(7,406,041)	3,661,459	(3,744,582)
Balance at September 30, 2021	8,822,489	$88,225	$41,927,422	$(29,682,587)	$12,333,060	$786,892	$13,119,952

The accompanying notes are an integral part of these condensed consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	For the Nine Months Ended September 30, 2022	For the Nine Months Ended September 30, 2021
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(3,064,019)	$(3,744,582)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	317,249	294,860
Amortization of intangible assets	122,587	124,053
Amortization of deferred license costs	30,589	30,589
Amortization of debt issuance costs	23,726	—
Bad debt expense	7,024	161,202
Interest income on long-term note receivable	(28,048)	(28,048)
Stock-based compensation	1,874,857	778,657
Loss on asset disposal	241	34,182
Changes in operating assets and liabilities:
Accounts receivable	1,197,149	(1,092,210)
Escrow - bond	(2,000,000)	—
Contract assets	41,916	818,514
Inventories	378,863	(11,937)
Prepaid expenses and other current assets	(35,845)	(235,202)
Right of use asset	356,350	390,581
Accounts payable and accrued expenses	(4,006,868)	3,173,788
Contract liabilities	(163,161)	(598,560)
Due to affiliates	(264,451)	(738,451)
Lease liability	(341,319)	(389,853)
Net cash used in operating activities	(5,553,160)	(1,032,417)

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,996,200)	(4,806,294)
Purchase of intangible asset	—	(42,500)
Proceeds from sale of equipment	760	225,000
Repayment of promissory note	(100,000)	—
Payment on assumed liability of acquired assets	—	(194,969)
Project development costs and other non-current assets	(805,362)	—
Investment in and advances to equity affiliates	(148,570)	(3,464,762)
Investment in non-marketable securities	(500,000)	—
Net cash used in investing activities	(3,549,372)	(8,283,525)

Cash flows from financing activities:
Proceeds from conversion of warrants to common stock	—	707,188
Repurchase of common stock	(49,680)	—
Proceeds from short-term note payable	500,000	1,948,234
Distribution paid to non-controlling interest	(2,254,000)	(3,059,134)
Net cash used in financing activities	(1,803,680)	(403,712)

Net decrease in cash and cash equivalents	(10,906,212)	(9,719,654)

Cash and cash equivalents - beginning of period	13,024,381	13,010,356

Cash and cash equivalents - end of period	$2,118,169	$3,290,702

Supplemental disclosure of non-cash investing and financing activities:
Initial value of lease liability	$1,801,584	$—

 The accompanying notes are an integral part of these condensed consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2022 and 2021 (Unaudited)

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

The Company operates in the following four segments: (i) manufacturing; (ii) medical; (ii) real estate development; and (iv) environmental. The manufacturing segment designs and constructs modular structures built in the Company’s factories.  In the medical segment the Company uses its modular technology to provide turnkey solutions to medical testing and treatment and generates revenue from the medical testing. The Company’s real estate development segment builds innovative and green single or multifamily projects in underserved regions nationally using modules built in one of the Company’s vertically integrated factories. The environmental segment, the newest segment, is a sustainable medical and waste management solution that collects waste and treats waste for safe disposal.

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

For the Nine Months Ended September 30, 2022 and 2021 (Unaudited)

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

As of September 30, 2022, the Company had 12,050,206 shares of common stock issued and 12,027,091 shares of common stock outstanding.

2.	Liquidity

As of September 30, 2022, the Company had cash and cash equivalents of $2,118,169 and a backlog of  $2,585,012. See Note 11 for a discussion of construction backlog. Based on our conversations with key customers, the Company anticipates its backlog to convert to revenue over the following period:

2022
Within 1 year	$2,585,012
Total Backlog	$2,585,012

The Company has incurred losses since its inception and has negative operating cash flows. Management has taken several actions to ensure that the Company will continue as a going concern. As described below, the Company has in the past been able to raise substantial cash through equity offerings. In addition, as further described in these consolidated financial statements, the Company has begun to recognize revenue from new revenue streams. Management believes that these actions will enable the Company to continue as a going concern.

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

With the global spread of the ongoing novel coronavirus ("COVID-19") pandemic during 2020, the Company implemented business continuity plans designed to address and mitigate the impact of the COVID-19 pandemic on its employees and business. Any quarantines, the timing and length of containment and eradication solutions, travel restrictions, absenteeism by infected workers, labor shortages or other disruptions to the Company's suppliers and contract manufacturers or customers would likely adversely impact the Company's sales and operating results and result in further project delays. In addition, the pandemic has negatively affected the economy and has affected the demand for the Company's products. During COVID-19, order lead times were extended and delayed and pricing has increased. Some products or services may become unavailable if the regional or global spread were significant enough to prevent alternative sourcing. Accordingly, the Company is considering alternative product sourcing in the event that product supply becomes problematic. The Company expects this global pandemic to have an impact on the Company's revenue and results of operations, the size and duration of which the Company is currently unable to predict. In addition, to the extent the ongoing COVID-19 pandemic adversely affects the Company's business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties which the Company faces. The Company has been impacted by COVID-19 with supply chain distributions, absenteeism by infected workers and skilled labor shortages which has caused delays in projects and the Company could be further impacted if the COVID-19 pandemic continues.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2022 and 2021 (Unaudited)

3.	Summary of Significant Accounting Policies

Basis of presentation and principals of consolidation – The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to the Current Report on Form 10-Q and Article 8 Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. The condensed financial statements and notes should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2021 included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the Securities and Exchange Commission on April 18, 2022. In the opinion of management, all adjustments, consisting of normal accruals, considered necessary for a fair presentation of the interim financial statements have been included. Results for the nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

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

Reclassification – Certain prior year balances were reclassified to conform to current period presentation. There was no impact to income (loss) or cash flows as a result of these reclassifications.

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

For the Nine Months Ended September 30, 2022 and 2021 (Unaudited)

3.	Summary of Significant Accounting Policies (continued)

For product or equipment sales, the Company applies recognition of revenue when the customer obtains control over such goods, which is at a point in time.

On October 3, 2019, the Company entered into an Exclusive License Agreement (“ELA” ) pursuant to which it granted an exclusive license for its technology as outlined in the ELA. The ELA is described below. Under the ELA, the Company was to receive royalty payments based upon gross revenues earned by the licensee for commercialized products within the field of design and project management platforms for residential use, including single-family residences and multi-family residences, but excluding military housing. The Company has determined that the ELA granted the licensee a right to access the Company’s intellectual property throughout the license period (or its remaining economic life, if shorter), and thus recognizes revenue over time as the licensee recognized revenue and the Company has the right to payment of royalties. On June 15, 2021, the Company terminated the ELA that was executed on October 3, 2019.

CMC Right of First Refusal Agreement – On October 9, 2019, the Company entered into a Right of First Refusal Agreement (the “Agreement”) with CMC Development LLC (“CMC”), which had a term of two (2) years. Under the Agreement, the Company had a right of first refusal with respect to being engaged as a designer and builder of any real estate projects for which CMC has secured the rights to develop and in which CMC has a greater than fifty percent (50%) interest in the owner or developer entity and has the right to select the builder for such real estate project (the “ROFR Rights”). In exchange for such ROFR Rights, the Company agreed to issue to CMC 2,500 shares of restricted stock of the Company’s common stock, of which 1,250 shares vested on March 31, 2021 and the remaining 1,250 shares was to vest and be issued on September 30, 2021 unless the Agreement was earlier terminated. In the event that the Agreement was earlier terminated, CMC was entitled to receive the entire amount of such restricted stock that had vested as of such earlier termination date, but in no event less than 1,250 shares of such restricted stock. The Agreement also provided for customary indemnification and confidentiality obligations between the parties. The 2,500 shares of restricted stock of the Company's common stock has yet to be issued to CMC.

The Agreement also provided that CMC had engaged the Company to build and design, in the aggregate, approximately 100 residential and commercial units at 1100 Ridge Avenue, Atlanta, Georgia, which is known as the “Ridge Avenue, Atlanta Project.” The total expected gross revenue to the Company for the project to be derived by CMC is approximately $16,900,000. The project is a residential project but it was not subject to the recently terminated ELA. The planning stage of the project was initially delayed due to COVID-19. The Company is no longer participating on Ridge Avenue as CMC has decided to proceed with this project as a traditional construction build. The Company previously reported this as a cancellation within the Company's backlog footnote, see Note 11 on this discussion. No revenue has been recognized under the Agreement during the nine months ended September 30, 2022 and 2021.

The Company entered into a joint venture agreement with Clarity Lab Solutions, LLC (“Clarity Labs”) (the “JV”) in the fourth quarter of 2020. Revenue from the activities of the JV is related to clinical testing services and is recognized when services have been rendered, which is at a point in time.  Included in the consideration the Company expected to be entitled to receive, the Company estimates its contractual allowances, payer denials and price concessions. In addition, the Company formed Chicago Airport Testing, LLC which collected rental revenue from subleasing to a consortium of government entities assisting in COVID-19 testing. For the nine months ended September 30, 2022 and 2021, the Company recognized approximately $11,640,000 and $22,950,000 related to activities through these two joint ventures, which is included in medical revenue on the accompanying consolidated statements of operations.

Disaggregation of Revenues

The Company’s revenues are principally derived from construction and engineering contracts related to Modules, and medical revenue derived from lab testing and test kit sales. The Company's contracts are with customers in various industries. Revenue recognized at a point in time and recognized over time were $11,640,953 and $8,648,873, respectively, for the nine months ending September 30, 2022. Revenue recognized at a point in time and recognized over time were $23,906,077 and $5,983,027, respectively, for the nine months ending September 30, 2021.

Revenue recognized at a point in time and recognized over time were $1,437,738 and $2,692,519, respectively, for the three months ending September 30, 2022. Revenue recognized at a point in time and recognized over time were $8,164,624 and $682,866, respectively, for the three months ending September 30, 2021.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2022 and 2021 (Unaudited)

3.	Summary of Significant Accounting Policies (continued)

The following tables provide further disaggregation of the Company’s revenues by categories:

	Three Months Ended September 30,
Revenue by Customer Type	2022		2021
Construction and Engineering Services:
Government	$—	—%	$74,052	1%
Hotel	1,224,181	30%	217,474	2%
Medical - Construction	—	—%	(35,021)	—%
Multi-Family (includes Single Family)	—	—%	79,721	1%
Office	1,468,338	35%	151,453	2%
Retail	—	—%	42,345	—%
Special Use	—	—%	152,842	2%
Subtotal	2,692,519	65%	682,866	8%
Medical Revenue:
Medical (lab testing, kit sales and equipment)	1,437,738	35%	8,164,624	92%
Total revenue by customer type	$4,130,257	100%	$8,847,490	100%

	Nine Months Ended September 30,
Revenue by Customer Type	2022		2021
Construction and Engineering Services:
Government	$39	—%	$2,257,193	8%
Hotel	2,368,960	13%	671,255	2%
Medical - Construction	—	—%	459,072	2%
Multi-Family (includes Single Family)	86,034	—%	102,069	—%
Office	6,178,856	30%	586,914	2%
Retail	5,344	—%	87,046	—%
Special Use	9,640	—%	1,819,478	6%
Subtotal	8,648,873	43%	5,983,027	20%
Medical Revenue:
Medical (lab testing, kit sales and equipment)	11,640,953	57%	23,906,077	80%
Total revenue by customer type	$20,289,826	100%	$29,889,104	100%

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

For the Nine Months Ended September 30, 2022 and 2021 (Unaudited)

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

Deferred Contract Costs - Prior to entering into the ELA, the Company was subject to an agreement to construct and develop a certain property (“Original Agreement”), which now is subject to the ELA. Upon entering into the ELA, the Company was no longer obliged to its Original Agreement. Upon entering the ELA, the Company had an outstanding accounts receivable balance of $306,143, which was forfeited and recognized this amount as deferred contract costs. This amount was offset by $102,217, which was reimbursement from the licensee for project costs on this project. The Company incurred total deferred contract costs of $203,926. The Company considered this amount an incremental cost of obtaining that ELA, because the Company expects to recover those costs through future royalty payments. The Company planed to amortize the asset over sixty months, which was the initial term of the ELA because the asset relates to the services transferred to the customer during the contract term. As of September 30, 2022, accumulated amortization related to deferred contract costs amounted to $122,355. During the nine months ended September 30, 2022 and 2021, amortization expense relating to the deferred contract costs amounted to $30,589 and $30,589, respectively, and is included in general and administrative expenses on the accompanying condensed consolidated statement of operations. As previously mentioned, the ELA was terminated on June 15, 2021 but the Company expects to recover the deferred contract costs from the Assignment of Limited Rights Under Membership Interest Redemption Agreement, dated June 15, 2021 as described below.

Exclusive License Agreement – On October 3, 2019, as amended on October 17, 2019, the Company entered into the ELA with CPF GP 2019-1 LLC (the “Licensee”), pursuant to which the Company granted the Licensee an exclusive license (the “License”) solely within the United States and its legal territories to the Company’s technology, intellectual property, any improvements thereto, and any related permits, in order to develop and commercialize products within the field of design and project management platforms for residential use, including single-family residences and multi-family residences, but excluding military housing. The Ridge Avenue Project was also been excluded from the License. The License Agreement has an initial term of five (5) years and provided for automatic renew for subsequent five (5) year periods. The License Agreement provided for customary terminating provisions, including the right by the Company to terminate if the Licensee fails to make minimum royalty payments (as described below).

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

The ELA provided for customary indemnification obligations between the parties and further provided that the Licensee indemnify the Company for any claims arising out of the commercialization of the License by the Licensee or any of its subsidiaries, contractors, or sublicensees.

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

For the Nine Months Ended September 30, 2022 and 2021 (Unaudited)

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

On August 27, 2020 the Company entered into a joint venture agreement with Clarity Lab Solutions, LLC (“Clarity Labs”) (the “JV”).  In consideration and subject to Clarity Lab’s services and commitments and provided the agreement remains valid and in force, and is not terminated, the Company agreed to issue 200,000 restricted shares of common stock over a defined vesting period starting in December 1, 2020. The restricted shares of  common stock were not issued to Clarity Labs as certain capital commitments were not met. Clarity Labs is a licensed clinical laboratory that uses specialized molecular testing equipment and that focuses on the diagnosis and treatment of critical diseases, including COVID-19. Clarity Labs is also engaged in the business of manufacturing, importing and distributing various medical tests. Under the JV, the Company and Clarity Labs will jointly market, sell, and distribute certain products and services (“Clarity Mobile Venture”). As of December 31, 2021, $502,958 was due to Clarity Labs for expenses paid on behalf of Clarity Mobile Venture, and is included in Due to Affiliates, Accounts Payable and Accrued Expenses on the accompanying consolidated balance sheets. In addition, during the year ended December 31, 2021, the Company recognized revenue of $60,110 and other income of $60,000 to Clarity Labs, of which none is included in accounts receivable as of December 31, 2021. The Company has determined it is the primary beneficiary of Clarity Mobile Venture and has thus consolidated the activities in its consolidated financial statements. Due to the ongoing lower affects of COVID-19 restrictions, the JV is being wound down during the fourth quarter of 2022.

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

On June 24, 2021, the Company's subsidiary, SG DevCorp, entered into an operating agreement with Jacoby Development for a 10% non-dilutable equity interest for JDI-Cumberland Inlet, LLC.  The Company contributed $3,000,000 for its 10% equity interest. During the nine months ended September 30, 2022, the Company contributed an additional $148,570. The purpose of JDI-Cumberland Inlet, LLC is to develop a waterfront parcel in a mixed-use destination community.  The Company has determined it is not the primary beneficiary of JDI-Cumberland Inlet, LLC and thus will not consolidate the activities in its consolidated financial statements. The Company will use the equity method to report the activities as an investment in its consolidated financial statements.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2022 and 2021 (Unaudited)

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

Cash and cash equivalents – The Company considers cash and cash equivalents to include all short-term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less upon acquisition. Cash and cash equivalents totaled $2,118,169 and $13,024,381 as of September 30, 2022, and December 31, 2021, respectively.

Short-term investment – The Company classifies investments consisting of a certificate of deposit with a maturity greater than three months but less than one year as short-term investment.  The Company had no short-term investment as of September 30, 2022 or December 31, 2021, respectively.

Escrow - bond – Escrow – bond represents monies held by a third party surety for the performance of a project which will be remitted to the Company upon criteria as described in the underlying agreements. $2,000,000 was returned to the Company during July 2022 and the remaining amount is expected to be returned during the three months ending December 31, 2022.

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

Inventory – Raw construction materials (primarily shipping containers and fabrication materials) are valued at the lower of cost (first-in, first-out method) or net realizable value. Finished goods and work-in-process inventories are valued at the lower of cost or net realizable value, using the specific identification method. Medical equipment and COVID-19 test and testing supplies are valued at the lower of cost, (first-in, first-out method) or net realizable value. As of September 30, 2022 there was inventory of $406,084 for construction materials, and $488,878 of medical equipment and COVID-19 test and testing supplies. As of December 31, 2021 there was inventory of $516,731 for construction materials, and $757,094 of medical equipment and COVID-19 test and testing supplies.

Goodwill – The Company performs its impairment test of goodwill at the reporting unit level each fiscal year, or more frequently if events or circumstances change that would more likely than not reduce the fair value of its reporting unit below its carrying values. The Company performs a goodwill impairment test by comparing the fair value of the reporting unit with its carrying value and recognizes an impairment charge for the amount by which the carrying value exceeds the fair value, not to exceed the total amount of goodwill. The amount by which the carrying value of the goodwill exceeds its implied fair value, if any, is recognized as an impairment loss. There were no impairments during the  nine months ended September 30, 2022 or 2021. The Company has taken the recent COVID-19 pandemic into consideration when determining impairment.

Intangible assets – Intangible assets consist of $2,766,000 of proprietary knowledge and technology, which is being amortized over 20 years. In addition, $97,164 of trademarks, and $47,800 of website costs are being amortized over 5 years.  The Company evaluated intangible assets for impairment during the year ended December 31, 2021 and determined that there were no impairment losses. There was no impairment during the nine months ended September 30, 2022. The accumulated amortization as of September 30, 2022 and 2021 was $938,319 and $773,908, respectively. The amortization expense for the nine months ended September 30, 2022 and 2021 was $122,587 and $124,053, respectively. The amortization expense for the three months ended September 30, 2022 and 2021 was $39,243 and $41,823, respectively. The estimated amortization expense for the successive five years is as follows:

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2022 and 2021 (Unaudited)

3.	Summary of Significant Accounting Policies (continued)

For the year ending December 31,:
2022	$40,382
2023	161,176
2024	160,469
2025	157,052
2026	139,717
Thereafter	1,313,849
$1,972,645

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

Held For Sale Assets – On May 10, 2021 the Company's subsidiary, SG DevCo acquired the Lago Vista, Texas property for $3,576,130. Management has implemented a plan to sell this property during 2022, which meets all of the criteria required to classify it as Held for Sale. Including the project development costs associated with Lago Vista of $877,584, the book value is now $4,453,714.

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

For the Nine Months Ended September 30, 2022 and 2021 (Unaudited)

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

Other income – Included in other income for the three and nine months ended September 30, 2022 is amounts in escrow resulting from the SG Echo acquisition which were remitted to the Company.  At the time of acquisition and previously, the Company did not believe such amount was recognizable.

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

With respect to receivables, concentrations of credit risk are limited to a few customers in the construction industry. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers other than normal lien rights. At September 30, 2022 and December 31, 2021, 83% and 78%, respectively, of the Company’s gross accounts receivable were due from two and four customers.

Revenue relating to three and one customers represented approximately 93% and 90% of the Company's total revenue for the three months ended September 30, 2022 and 2021, respectively. Revenue relating to two and one customers represented approximately 88% and 77% of the Company's total revenue for the nine months ended September 30, 2022 and 2021, respectively.

Cost of revenue relating to two vendors represented approximately 68% of the Company’s total cost of revenue for the three months ended September 30, 2021.  Cost of revenue relating to three vendors represented approximately 54% of the Company’s total cost of revenue for the nine months ended September 30, 2021. The Company believes it has access to alternative suppliers, with limited disruption to the business, should circumstances change with its existing suppliers.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2022 and 2021 (Unaudited)

4.	Accounts Receivable

At September 30, 2022 and December 31, 2021, the Company’s accounts receivable consisted of the following:

	2022	2021
Billed:
Construction services	$1,986,502	$2,293,187
Engineering services	11,794	86,388
Medical revenue	2,675	679,446
Retainage receivable	543,416	635,049
Other receivable	132,202	186,692
Total gross receivables	2,676,589	3,880,762
Less: allowance for credit losses	(963,116)	(963,116)
Total net receivables	$1,713,473	$2,917,646

Receivables are evaluated for collectability and allowances for potential losses are established or maintained on applicable receivables. There was a provision for credit losses of  $7,024 and $161,202 during the nine months ended September 30, 2022. and 2021, respectively.

5.	Contract Assets and Contract Liabilities

Costs and estimated earnings on uncompleted contracts, which represent contract assets and contract liabilities, consisted of the following at September 30, 2022 and December 31, 2021:

	2022	2021
Costs incurred on uncompleted contracts	$7,072,572	$4,272,425
Provision for loss on uncompleted contracts	49,705	2,238,578
Estimated earnings to date on uncompleted contracts	(1,015,447)	(3,156,377)
Gross contract assets	6,106,830	3,354,626
Less: billings to date	(7,381,248)	(4,750,289)
Net contract liabilities on uncompleted contracts	$(1,274,418)	$(1,395,663)

The above amounts are included in the accompanying condensed consolidated balance sheets under the following captions at September 30, 2022 and December 31, 2021.

	2022	2021
Contract assets	$—	$41,916
Contract liabilities	(1,274,418)	(1,437,579)
Net contract liabilities	$(1,274,418)	$(1,395,663)

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

For the Nine Months Ended September 30, 2022 and 2021 (Unaudited)

6.	Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation and amortization and depreciated using the straight-line method over their useful lives. At September 30, 2022 and December 31, 2021, the Company’s property, plant and equipment, net consisted of the following:

	2022	2021
Computer equipment and software	$168,619	$156,701
Furniture and other equipment	276,703	275,606
Leasehold improvements	17,280	15,400
Equipment and machinery	1,237,172	1,219,056
Automobiles	4,638	4,638
Building held for leases	196,416	196,416
Laboratory and temporary units	1,364,748	1,362,760
Land	893,785	3,576,130
Construction in progress	1,447,897	442,515
Property, plant and equipment	5,607,258	7,249,222
Less: accumulated depreciation	(726,009)	(409,279)
Property, plant and equipment, net	$4,881,249	$6,839,943

Depreciation expense for the three months ended September 30, 2022 and 2021 amounted to $106,271 and $96,462 respectively. Depreciation expense for the nine months ended September 30, 2022 and 2021 amounted to $317,249 and $294,860 respectively.

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

During the nine-month period ended September 30, 2022, the Galvin Note was assigned to the Company and the principal amount of $100,000 was returned to Mr. Galvin. The Company has a promissory note in the principal amount of $100,000 (the "Company Note 3") and the assignment occurred in January 2022. The promissory notes are unaffected by the Settlement and Mutual Release Agreement and remain in effect and outstanding in accordance with the terms of the notes evidencing such loans. See Note 3 for a discussion on the Settlement and Mutual Release Agreement and termination of the ELA with CPF.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2022 and 2021 (Unaudited)

8.	Notes Payable

On July 14, 2021, SG DevCorp, a subsidiary of the Company, issued a Real Estate Lien Note, in the principal amount of $2,000,000 (the “Short-Term Note”), secured by a Deed of Trust, dated July 14, 2021 (the “Deed of Trust”), on the Company's 50+ acre Lake Travis project site in Lago Vista, Texas and a related Assignment of Leases and Rents, dated July 8, 2021 (“Assignment of Rents”), for net loan proceeds of approximately  $1,948,234 after fees. The Short-Term Note has a term of one (1) year, provides for payments of interest only at a rate of twelve percent (12%) per annum and may be prepaid without penalty commencing nine (9) months after its issuance date. If the Short-Term Note is prepaid prior to nine (9) months after its issuance date, a 0.5% prepayment penalty is due. The Company capitalized $0 in interest charges and $0 in debt issuance costs during the three months ended September 30, 2022 related to the Lago Vista project in accordance with ASC 835-20.  The Company capitalized $20,000 in interest charges and $4,134 in debt issuance costs during the nine months ended September 30, 2022 related to the Lago Vista project in accordance with ASC 835-20. The Company capitalized $112,348 in interest charges and $23,726 in debt issuance costs as of December 31, 2021 related to the Lago Vista project in accordance with ASC 835-20. On July 14, 2022, the Company entered into a renewal and extension of the Short-Term Note, with a maturity date of January 14, 2023 and all other terms remaining the same.

The Company entered into a Second Real Estate Lien Note, in the principal amount of $500,000, with similar terms to the Short-Term Note (“Second Short-Term Note”). The Second Short-Term Note has a maturity date of January 14, 2023.

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

Supplemental balance sheet information related to leases is as follows:

Balance Sheet Location		September 30, 2022
Operating Leases
Right-of-use assets, net		$2,637,546

Current liabilities	Lease liability, current maturities	457,804
Non-current liabilities	Lease liability, net of current maturities	2,195,438
Total operating lease liabilities		$2,653,242

Finance Leases
Right-of-use assets		$17,696

Current liabilities	Lease liability, current maturities	16,571
Non-current liabilities	Lease liability, net of current maturities	—
Total finance lease liabilities		$16,571

Weighted Average Remaining Lease Term
Operating leases		7.08 years
Finance leases		0.86 years
Weighted Average Discount Rate
Operating leases		3%
Finance leases		3%
18

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2022 and 2021 (Unaudited)

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

Anticipated future lease costs, which are based in part on certain assumptions to approximate minimum annual rental commitments under non-cancelable leases, are as follows:

Year Ending December 31:	Operating	Financing	Total
2022	$135,275	$5,040	$140,315
2023	525,718	11,760	537,478
2024	523,722	—	523,722
2025	446,349	—	446,349
2026	207,379	—	207,379
Thereafter	1,119,903	—	1,119,903
Total lease payments	2,958,346	16,800	2,975,146
Less: Imputed interest	305,104	229	305,333
Present value of lease liabilities	$2,653,242	$16,571	$2,669,813

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

At September 30, 2022, there were restricted stock units, options and warrants of 757,450, 36,436 and 2,025,520 respectively, outstanding that could potentially dilute future net income per share. Because the Company had a net loss as of September 30, 2022, it is prohibited from including potential common shares in the computation of diluted per share amounts. Accordingly, the Company has used the same number of shares outstanding to calculate both the basic and diluted loss per share. At September 30, 2021, there were restricted stock units, options and warrants of 884,344, 36,436 and 126,890 shares of common stock, respectively, outstanding that could potentially dilute future net income per share.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2022 and 2021(Unaudited)

11.	Construction Backlog

The following represents the backlog of signed construction and engineering contracts in existence at September 30, 2022 and December 31, 2021, which represents the amount of revenue the Company expects to realize from work to be performed on uncompleted contracts in progress and from contractual agreements in effect at September 30, 2022 and December 31, 2021, respectively, on which work has not yet begun:

	2022	2021
Balance - beginning of period	$3,217,909	$25,117,461
New contracts and change orders during the period	8,112,884	3,191,335
Adjustments and cancellations, net	(96,908)	(18,297,197)
Subtotal	11,233,885	10,011,599
Less: contract revenue earned during the period	(8,648,873)	(6,793,690)
Balance - end of period	$2,585,012	$3,217,909

Backlog at December 31, 2021 included two contracts entered into during the third quarter of 2020 in the amount of approximately $4 million and approximately $2.95 million along with three contracts during the fourth quarter of 2020 in the amount of approximately $2.7 million, $0.80 million, and $0.70 million. The Company executed one large contract in the first quarter of 2021 in the amount of approximately $1.3 million, one large contract in the third quarter of 2021 of approximately of $0.87 million and had one large partial contract cancellation to an existing contract of approximately ($1.3) million. The Company executed one large contract in the fourth quarter of 2021 in the amount of approximately $0.78 million and had one contract cancellation in the amount of approximately $16.9 million. On March 29, 2022, the Company entered into a contract with ATCO Structures & Logistics (USA) Inc. for $5,954,950 that is reflected in the September 30, 2022 backlog. The Company expects that all of this revenue will be realized by December 31, 2022.

The Company’s remaining backlog as of September 30, 2022 represents the remaining transaction price of firm contracts for which work has not been performed and excludes unexercised contract options.

The Company expects to satisfy its backlog which represents the remaining unsatisfied performance obligation on contracts as of September 30, 2022 over the following period:

2022
Within 1 year	$2,585,012
1 to 2 years	—
Total Backlog	$2,585,012

Although backlog reflects business that is considered to be firm, cancellations, deferrals or scope adjustments may occur. Backlog is adjusted to reflect any known project cancellations, revisions to project scope and cost and project deferrals, as appropriate.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2022 and 2021(Unaudited)

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

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2022 and 2021 (Unaudited)

13.	Segments and Disaggregated Revenue

	Construction	Medical	Development	Corporate and support	Consolidated
Nine Months Ended September 30, 2022
Revenue	$8,648,873	$11,640,953	$—	$—	$20,289,826
Cost of revenue	8,689,924	8,506,681	—	—	17,196,605
Operating expenses	399,911	52,336	879,158	5,172,966	6,504,371
Operating income (loss)	(440,962)	3,081,936	(879,158)	(5,172,966)	(3,411,150)
Other income (expense)	487,339	—	(173,726)	33,518	347,131
Income (loss) before income taxes	46,377	3,081,936	(1,052,884)	(5,139,448)	(3,064,019)
Net income attributable to non-controlling interest	—	1,522,101	—	—	1,522,101
Net income (loss) attributable to common stockholders of SG Blocks, Inc.	$46,377	$1,559,835	$(1,052,884)	$(5,139,448)	$(4,586,120)

Total assets	$11,442,445	$2,191,019	$8,947,444	$6,376,008	$28,956,916
Depreciation and amortization	$429,056	$40,230	$—	$—	$469,286
Capital expenditures	$1,094,222	$—	$893,785	$8,193	$1,996,200

	Construction	Medical	Development	Corporate and support	Consolidated
Nine Months Ended September 30, 2021
Revenue	$5,983,027	$23,906,077	$—	$—	$29,889,104
Cost of revenue	10,469,990	17,328,003	—	—	27,797,993
Operating expenses	295,392	515,184	62,851	5,029,816	5,903,243
Operating income (loss)	(4,782,355)	6,062,890	(62,851)	(5,029,816)	(3,812,132)
Other income (expense)	(35,167)	—	—	102,717	67,550
Income (loss) before income taxes	(4,817,522)	6,062,890	(62,851)	(4,927,099)	(3,744,582)
Net income attributable to non-controlling interest	—	3,661,459	—	—	3,661,459
Net income (loss) attributable to common stockholders of SG Blocks, Inc.	$(4,817,522)	$2,401,431	$(62,851)	$(4,927,099)	$(7,406,041)

Depreciation and amortization	$406,371	$42,335	$—	$795	$449,501

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September30, 2022 and 2021 (Unaudited)

13.	Segments and Disaggregated Revenue (continued)

	Construction	Medical	Development	Corporate and support	Consolidated
Three Month Ended September 30, 2022
Revenue	$2,692,519	$1,437,738	$—	$—	$4,130,257
Cost of revenue	2,693,451	1,601,980	—	—	4,295,431
Operating expenses	192,266	25,271	281,302	1,838,173	2,337,012
Operating income (loss)	(193,198)	(189,513)	(281,302)	(1,838,173)	(2,502,186)
Other income (expense)	(3,563)	—	(52,157)	9,755	(45,965)
Income (loss) before income taxes	(196,761)	(189,513)	(333,459)	(1,828,418)	(2,548,151)
Net income attributable to non-controlling interest	—	(94,568)	—	—	(94,568)
Net income (loss) attributable to common stockholders of SG Blocks, Inc.	$(196,761)	$(94,945)	$(333,459)	$(1,828,418)	$(2,453,583)

Depreciation and amortization	$142,301	$13,410	$2,157	$—	$157,868
Capital expenditures	$244,201	$—	$—	$—	$244,201

	Construction	Medical	Development	Corporate and support	Consolidated
Three Months Ended September 30, 2021
Revenue	$682,866	$8,164,624	$—	$—	$8,847,490
Cost of revenue	3,139,213	6,315,098	—	—	9,454,311
Operating expenses	81,258	145,117	8,949	1,884,463	2,119,787
Operating income (loss)	(2,537,605)	1,704,409	(8,949)	(1,884,463)	(2,726,608)
Other income (expense)	(35,499)	(13)	—	11,463	(24,049)
Income (loss) before income taxes	(2,573,104)	1,704,396	(8,949)	(1,873,000)	(2,750,657)
Net income attributable to non-controlling interest	—	1,080,248	—	—	1,080,248
Net income (loss) attributable to common stockholders of SG Blocks, Inc.	$(2,573,104)	$624,148	$(8,949)	$(1,873,000)	$(3,830,905)

Depreciation and amortization	$129,785	$15,730	$—	$—	$145,515

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2022 and 2021 (Unaudited)

14.	Warrants

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

On October 26, 2016, the Company’s Board of Directors approved the issuance of up to 25,000 shares of the Company’s common stock in the form of restricted stock or options (“2016 Stock Plan”). Effective January 20, 2017, the 2016 Stock Plan was amended and restated as the SG Blocks, Inc. Stock Incentive Plan, as further amended effective June 1, 2018 and as further amended on July 30, 2020 and as further amended on August 18, 2021, (the “Incentive Plan”). The Incentive Plan authorizes the issuance of up to 3,625,000 shares of common stock.  It authorizes the issuance of equity-based awards in the form of stock options, stock appreciation rights, restricted shares, restricted share units, other share-based awards and cash-based awards to non-employee directors and to officers, employees and consultants of the Company and its subsidiary, except that incentive stock options may only be granted to the Company’s employees and its subsidiary’s employees. The Incentive Plan expires on October 26, 2026, and is administered by the Company’s Compensation Committee of the Board of Directors. Each of the Company’s employees, directors, and consultants are eligible to participate in the Incentive Plan. As of September 30, 2022, there were 1,343,377 shares of common stock available for issuance under the Incentive Plan.

Stock-Based Compensation Expense

Stock-based compensation expense is included in the condensed consolidated statements of operations as follows:

	Nine Months Ended September 30,
	2022	2021
Payroll and related expenses	$1,874,857	$778,657
Total	$1,874,857	$778,657

	Three Months Ended September 30,
	2022	2021
Payroll and related expenses	$594,694	$246,236
Total	$594,694	$246,236

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2022 and 2021 (Unaudited)

15.	Share-based Compensation (continued)

The following table presents total stock-based compensation expense by security type included in the condensed consolidated statements of operations:

	Nine Months Ended September 30,
	2022	2021
Stock options	$—	$2,666
Restricted Stock Units	$1,874,857	$775,991
Total	$1,874,857	$778,657

	Three Months Ended September 30,
	2022	2021
Stock options	$—	$—
Restricted Stock Units	$594,694	$246,236
Total	$594,694	$246,236

Stock-Based Option Awards

The Company has issued no stock-based options during the nine months ended September 30, 2022 and 2021.

Because the Company does not have significant historical data on employee exercise behavior, the Company uses the “Simplified Method” to calculate the expected life of the stock-based option awards granted to employees. The simplified method is calculated by averaging the vesting period and contractual term of the options.

The following table summarizes stock-based option activities and changes during the nine months ended September 30, 2022 as described below:

	Shares	Weighted Average Fair Value Per Share	Weighted Average Exercise Price Per Share	Weighted Average Remaining Terms (in years)	Aggregate Intrinsic Value
Outstanding – December 31, 2021	36,436	24.80	78.71	5.34	—
Granted	—	—	—	—	—
Exercised	—	—	—	—	—
Cancelled	—	—	—	—	—
Outstanding – September 30, 2022	36,436	24.80	78.71	4.59	—
Exercisable – December 31, 2021	36,436	24.80	78.71	5.34	—
Exercisable – September 30, 2022	36,436	24.80	78.71	4.59	—

For the three months ended September 30, 2022 and 2021, the Company recognized stock-based compensation expense of $0 and $0, respectively, related to stock options. For the nine months ended September 30, 2022 and 2021, the Company recognized stock-based compensation expense of $0 and $2,666, respectively, related to stock options. This expense is included in payroll and related expenses in the accompanying condensed consolidated statements of operations.

As of September 30, 2022, there was no unrecognized compensation costs related to non-vested stock options and all options have been expensed. The intrinsic value is calculated as the difference between the fair value of the stock price at year end and the exercise price of each of the outstanding stock options. The fair value of the stock price at September 30, 2022 was $1.77 per share.

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2022 and 2021 (Unaudited)

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

For the Nine Months Ended September 30, 2022 and 2021 (Unaudited)

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

For the three months ended September 30, 2022 and 2021, the Company recognized stock-based compensation of $594,694 and $246,236 related to restricted stock units. For the nine months ended September 30, 2022 and 2021, the Company recognized stock-based compensation of $1,874,857 and $775,991 related to restricted stock units. This expense is included in the payroll and related expenses, general and administrative expenses, and marketing and business development expense in the accompanying condensed consolidated statement of operations. As of September 30, 2022, there was unrecognized compensation costs of $750,430 related to non-vested restricted stock units.

The following table summarized restricted stock unit activities during the nine months ended September 30, 2022:

Number of Shares
Non-vested balance at January 1, 2022	1,274,137
Granted	—
Vested	(634,678)
Forfeited/Expired	(90,689)
Non-vested balance at September 30, 2022	548,770

SG BLOCKS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2022 and 2021 (Unaudited)

16.	Commitments and Contingencies

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

For the Nine Months Ended September 30, 2022 and 2021 (Unaudited)

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

(ii) On or about September 12, 2018, the Company entered into a Firm Price Quote and Purchase (the “GVL Contract”) with Teton to govern the manufacture and provision of 23 shipping containers and modular units (the “Teton GVL Modules”) for the Four Oaks Gather GVL project in South Carolina (the “GVL Project.”). The Company maintains that Teton breached the GVL Contract by (i) failing to timely deliver the Teton GVL Modules, (ii) delivering Teton GVL Modules that were defective in their design and manufacture, (iii) otherwise failed to meet South Carolina Building Code regulations and (iv) breached applicable warranties. As a result of the breach and defects in performance, design and manufacture by Teton, Company asserts that it has sustained $761,401.66 in actual and consequential damages, excluding attorney’s fees. On October 16, 2019, Teton filed for Chapter 11 in the United States Bankruptcy Court for Southern District of Texas, Houston Division styled In re: Teton Buildings, LLC and bearing the case number 19-35811. On February 11, 2020, the Company filed a proof of claim again Teton in the amount of $2,861,401.66 arising from the HOLA Project and the GVL Contract. On or about March 16, 2020, the Bankruptcy Court converted Teton’s Chapter 11 reorganization case to a Chapter 7 liquidation case. On July 18, 2019, Ronald Sommers, the Chapter 7 Trustee, filed a Report of No Distribution stating that there is no property available for distribution to creditors. On August 20, 2019, the Bankruptcy Court closed the Teton bankruptcy case. As such, there is no prospect of any recovery against Teton.

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

For the Nine Months Ended September 30, 2022 and 2021 (Unaudited)

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

Subsequent to a continued mediation held on September 23, 2022, the parties in the HOLA Action reached a global settlement in principle which is in the process of being memorialized in writing.

Until the aforementioned settlement and release agreement is formally executed the Company is currently unable to predict the outcome or possible recovery or loss or range of loss, if any, associated with the resolution of this litigation, and, accordingly, the Company has made no provision related to this matter in the consolidated financial statements.

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

For the Nine Months Ended September 30, 2022 and 2021 (Unaudited)

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

On May 14, 2021, EDI accepted the Company’s Statutory Offer of Compromise, pursuant to California Code of Civil Procedures §998, to settle EDI’s cross-claims. On July 26, 2021, the Company and EDI entered into a certain General Release agreement whereby in exchange for payment by the Company in the amount of $67,125.83 EDI released SG Blocks from all liabilities and damages related to EDI’s cross-claims. The Company continues to prosecute its claim against EDI for tortious interference with the Company’s economic relationship with HOLA Community Partners and Heart of Los Angeles Youth, Inc. The discovery period has concluded and a trial date has been set for early 2023.

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

For the Nine Months Ended September 30, 2022 and 2021 (Unaudited)

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

On June 18, 2021, Osang served a motion to dismiss the Osang Action pursuant to Rule 12(b)(6) of the Federal Rules of Civil Procedure. On July 30, 2021, the Company served its opposition to the motion to dismiss. On September 22, 2022, the court entered an order granting in part and denying in part Osang’s motion to dismiss. The court denied that part of Osang’s motion that sought dismissal of the Company’s causes of action for breach of contract (but denied recovery of lost profits) and fraud, but dismissed the Company’s causes of action for breach of implied covenant of good faith and fair dealing, indemnification, accounting, and violation of the New York Unlawful and Deceptive Trade Practices Act (GBL §349). A status conference update has been set for November 16, 2022.

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

Special note regarding forward-looking statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Statements contained in this Quarterly Report on Form 10-Q may use forward-looking terminology, such as "anticipates," "believes," "could," "would," "estimates," "may," "might," "plan," "expect," "intend," "should," "will," or other variations on these terms or their negatives. All statements other than statements of historical facts are statements that could potentially be forward-looking. The Company cautions that forward-looking statements involve risks and uncertainties and actual results could differ materially from those expressed or implied in these forward-looking statements or could affect the extent to which a particular objective, projection, estimate or prediction is realized. Factors that could cause or contribute to such differences include, but are not limited to: general economic, political and financial conditions, including inflation, both in the United States and internationally; our ability to obtain additional financing on acceptable terms, if at all, or to obtain additional capital in other ways; our ability to increase sales, generate income, effectively manage our growth and realize our backlog; competition in the markets in which we operate, including the consolidation of our industry, our ability to expand into and compete in new geographic markets and our ability to compete by protecting our proprietary manufacturing process; a disruption or cybersecurity breach in our or third-party suppliers' information technology systems; our ability to adapt our products and services to industry standards and consumer preferences and obtain general market acceptance of our products; product shortages and the availability of raw materials, and potential loss of relationships with key vendors, suppliers or subcontractors; the seasonality of the construction industry in general, and the commercial and residential construction markets in particular; a disruption or limited availability with our third party transportation vendors; the loss or potential loss of any significant customers; exposure to product liability, including the possibility that our liability for estimated warranties may be inadequate, and various other claims and litigation; our ability to attract and retain key employees; our ability to attract private investment for sales of product; the credit risk from our customers and our customers' ability to obtaining third-party financing if and as needed; an impairment of goodwill; the impact of federal, state and local regulations, including changes to international trade and tariff policies, and the impact of any failure of any person acting on our behalf to comply with applicable regulations and guidelines; costs incurred relating to current and future legal proceedings or investigations; the cost of compliance with environmental, health and safety laws and other local building regulations; our ability to utilize our net operating loss carryforwards and the impact of changes in the United States' tax rules and regulations; dangers inherent in our operations, such as natural or man-made disruptions to our facilities and project sites, the impact of COVID-19, and related government “shelter-in-place” mandates and other restrictions on business and commercial activity and the adequacy of our insurance coverage; our ability to comply with the requirements of being a public company; fluctuations in the price of our common stock, including decreases in price due to sales of significant amounts of stock; potential dilution of the ownership of our current stockholders due to, among other things, public offerings or private placements by the Company or issuances upon the exercise of outstanding options or warrants and the vesting of restricted stock units; the ability of our principal stockholders, management and directors to potentially exert control due to their ownership interest; any ability to pay dividends in the future; potential negative reports by securities or industry analysts regarding our business or the construction industry in general; Delaware law provisions discouraging, delaying or preventing a merger or acquisition at a premium price; our ability to remain listed on the Nasdaq Capital Market and the possibility that our stock will be subject to penny stock rules; our classification as a smaller reporting company resulting in, among other things, a potential reduction in active trading of our common stock or increased volatility in our stock price; and any factors discussed in "Part II - Item 1A. Risk Factors" to this Quarterly Report on Form 10-Q as well as our 2021 Form 10-K, and other filings with the Securities Exchange Commission. In addition, certain information presented below is based on unaudited financial information. There can be no assurance that there will be no changes to this information once audited financial information is available. As a result, readers are cautioned not to place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date of this report. The Company will not undertake to update any forward-looking statement herein or that may be made from time to time on behalf of the Company.

Overview

We operate in the following four segments: (i) manufacturing; (ii) medical; (ii) real estate development; and (iv) environmental.  The manufacturing segment designs and constructs modular structures built in our factories.  In the medical segment we use our modular technology to provide turnkey solutions to medical testing and treatment and generates revenue from the medical testing. Our real estate development segment builds innovative and green single or multifamily projects in underserved regions nationally using modules built in one of our vertically integrated factories. The environmental segment, the newest segment, is a sustainable medical and waste management solution that collects waste and treats waste for safe disposal.

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

In March 2020, we began increasing our focus on providing our Modules as health care facilities for deployable medical response solutions. In May, we entered into a joint development agreement with Grimshaw Design to assist with the deployment of our D-Tec suite of prefabricated health facilities for on-site immediate COVID-19 testing. In September 2020, we entered the U.S. test lab market by forming a joint venture with Clarity Labs , a manufacturer and market leader of rapid diagnostic tests, to launch CLIA-certified laboratories.  Our joint venture with Clarity Labs has allowed us to not only supply our D-Tec suite of prefabricated health facilities but also allows us to provide testing services at such facilities. We have supplied our building modular coronavirus testing centers and provide testing services for Los Angeles International Airport (LAX), Memorial in Wayne County, Michigan and have been selected as a Trusted Testing Partner (TTP) for Hawaii’s COVID-19 travel testing program. Due to the ongoing lower affects of COVID-19 restrictions, our joint venture with Clarity Labs is being wound down during the fourth quarter of 2022.

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

In addition, during 2021, we formed SGB Development Corp. (“SG DevCorp”), which is our wholly-owned subsidiary. SG DevCorp was formed with the purpose of real property development utilizing our technologies.  SG DevCorp develops, co-develops builds and finances single and multi family homes in underserved regions nationally using modules built in one of our vertically integrated factories. SG DevCorp has a minority interest in Norman Berry II Owners LLC and JDI-Cumberland Inlet LLC.

Results of Operations

Nine Months Ended September 30, 2022 and 2021:

	For the Nine Months Ended September 30, 2022	For the Nine Months Ended September 30, 2021
Total Revenue	$20,289,826	$29,889,104
Total Cost of revenue	(17,196,605)	(27,797,993)
Total Payroll and related expenses	(3,650,553)	(2,665,097)
Total Other operating expenses	(2,853,818)	(3,238,146)
Total Operating loss	(3,411,150)	(3,812,132)
Total Other income	347,131	67,550
Total Loss before income tax	(3,064,019)	(3,744,582)
Add: Net income attributable non-controlling interest	1,522,101	3,661,459
Net loss attributable to common stockholders of SG Blocks, Inc.	$(4,586,120)	$(7,406,041)

Revenue

During the nine months ended September 30, 2022, we derived revenue from the following three categories of sources: construction services, engineering services and medical revenue. Total revenue for the nine months ended September 30, 2022 was $20,289,826 compared to $29,889,104 for the nine months ended September 30, 2021. This decrease of $9,599,278 or approximately 32.1% was mainly driven by a decrease in medical revenue of $12,265,124, offset by an increase in construction services which consisted an increase in office projects of $5,591,942, a decrease in government projects of $2,257,154 and a decrease of special use projects of $1,809,838.

Cost of Revenue and Gross Profit

Cost of revenue was $17,196,605 for the nine months ended September 30, 2022, compared to $27,797,993 for the nine months ended September 30, 2021. The decrease of $10,601,388 or a decrease of approximately 38%, is primarily related to lower testing volumes resulting in a decrease in our medical cost of revenue as well as a decrease in cost of goods sold from construction services in the amount of $1,780,066.

Gross profit was $3,093,221 and $2,091,111 for the nine months ended September 30, 2022 and 2021, respectively.

Gross profit margin percentage increased to 15.25% for the nine months ended September 30, 2022 compared to 7% for the nine months ended September 30, 2021 primarily due to a legacy contract from the acquisition of SG Echo which incurred losses during the nine months ended September 30, 2021 from escalations in material pricing related to COVID-19 and labor overages.

Payroll and Related Expenses

Payroll and related expenses for the nine months ended September 30, 2022 were $3,650,553 compared to $2,665,097 for the nine months ended September 30, 2021. This increase was primarily caused by an increase of approximately $1,096,200  in stock-based compensation during the nine months ended September 30, 2022.

Other Operating Expenses (General and administrative expenses, Marketing and business development expense, and Pre-project expenses)

Other operating expenses (general and administrative expenses, marketing and business development expenses, pre-project expenses) for the nine months ended September 30, 2022 were $2,853,818 compared to $3,238,146 for the nine months ended September 30, 2021.

Other Income (Expense)

Interest income for the nine months ended September 30, 2022 was $33,518 mainly derived from bank interest and interest associated with an outstanding note receivable. There was $41,240 of interest income for the nine months ended September 30, 2021. Other income for the nine months ended September 30, 2022 was $488,346 primarily related to a return of escrow from the SG Echo acquisition. There was $61,477 of other income for the nine months ended September 30, 2021. Interest expense for the nine months ended September 30, 2022 and 2021 was $174,733 and $985, respectively. The increase in interest expense resulted from the notes payable entered into during July 2021.

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

Our operations for the three months ended September 30, 2022 and 2021 may not be indicative of our future operations.

Three Months Ended September 30, 2022 and 2021:

	For the Three Months Ended September 30, 2022	For the Three Months Ended September 30, 2021
Total Revenue	$4,130,257	$8,847,490
Total Cost of revenue	(4,295,431)	(9,454,311)
Total Payroll and related expenses	(1,294,857)	(1,066,486)
Total Other Operating expenses	(1,042,155)	(1,053,301)
Total Operating loss	(2,502,186)	(2,726,608)
Total Other income (expense)	(45,965)	(24,049)
Total Loss before income tax	(2,548,151)	(2,750,657)
Add: Net profit (loss) attributable non-controlling interests	(94,568)	1,080,248
Net loss attributable to common stockholders of SG Blocks, Inc.	$(2,453,583)	$(3,830,905)

Revenue

During the quarter ended September 30, 2022, we derived revenue from the following three categories of sources: construction services, engineering services and medical revenue. Total revenue for the three months ended September 30, 2022 was $4,130,257 compared to $8,847,490 for the three months ended September 30, 2021. This decrease of $4,717,233 or approximately 53% was mainly driven by a decrease in medical revenue of $6,726,886 offset by an increase in construction services which consisted of an increase in hotel projects of $1,006,707 and in increase in office projects of $1,316,885.

Cost of Revenue and Gross Profit (Loss)

Cost of revenue was $4,295,431 for the three months ended September 30, 2022, compared to $9,454,311 for the three months ended September 30, 2021. The decrease of $5,158,880 or a decrease of approximately 55%, is primarily related to lower testing volumes resulting in a decrease in our medical revenue as well as a decrease in cost of goods sold from construction services in the amount of $445,762.

Gross profit (loss) was $(165,174) and $(606,821)for the three months ended September 30, 2022 and 2021, respectively.

Gross profit margin percentage increased to approximately -4% for the three months ended September 30, 2022 compared to approximately -7% for the three months ended September 30, 2021. This increase was mainly caused by the ability to lower indirect cost of job in production during the three months ended September 30, 2022.

Payroll and Related Expenses

Payroll and related expenses for the three months ended September 30, 2022 were $1,294,857 compared to $1,066,486 for the three months ended September 30, 2021. This increase was primarily caused by an increase of approximately $348,000 in stock-based compensation expense.

Other Operating Expenses (General and administrative expenses, Marketing and business development expense, and Pre-project expenses)

Other operating expenses (general and administrative expenses, marketing and business development expenses, pre-project expenses) for the three months ended September 30, 2022 were $1,042,155 compared to $1,053,301 for the three months ended September 30, 2021.

Other Income (Expense)

Interest income for the three months ended September 30, 2022 was $9,756 mainly derived from bank interest and interest associated with an outstanding note receivable. There was $9,973 of interest income for the three months ended September 30, 2021. Interest expense for the three months ended September 30, 2022 and 2021 was $52,758 and $293, respectively. Other income (expense) for the three months ended September 30, 2022 and 2021 was $(2,963) and $453, respectively.

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

Liquidity and Capital Resources

As of September 30, 2022 and December 31, 2021 we had an aggregate of $2,118,169  and $13,024,381, respectively, of cash and cash equivalents and short-term investments.

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

Liquidity and Capital Resources (continued)

In December 2019, we completed a public offering where we issued 857,500 shares of common stock at a public offering price of $3.00 per share resulting in net proceeds of approximately $2,117,948 after deducting underwriting discounts and commissions and other expenses. In our November 2019 debt financing, we received a cash payment in the aggregate amount of $375,000 pursuant to a Securities Purchase Agreement that we entered into with Red Diamond Partners LLC (the “Lender”), and we issued to the Lender a Debenture (the "Debenture") in the aggregate principal amount of $480,770 (representing an original issue discount of 22%), which Debenture was secured by a security interest in all of our existing and future assets, subject to existing security interests and exceptions. We received net proceeds of approximately $326,250 after deducting certain fees due to the placement agent and certain transaction expenses. The Debenture was repaid in full out of the proceeds of our December 2019 public offering.

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

We continue to generate losses from operations. At September 30, 2022 and December 31, 2021 we had a cash balance and short-term investment of $2,118,169 and $13,024,381, respectively. As of September 30, 2022, our stockholders’ equity was $18,312,626 compared to $21,715,789 as of December 31, 2021. Our net loss attributable to common stockholders of SG Blocks, Inc. for the nine months ended September 30, 2022 was $4,568,120 and net cash used in operating activities was $5,553,160. We anticipate our cash balance is sufficient to last at least twelve months from the date of this Quarterly Report on Form 10-Q.

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

Cash Flow Summary

	Nine Months Ended September 30,

	2022	2021
Net cash used in:
Operating activities	$(5,553,160)	$(1,032,417)
Investing activities	(3,549,372)	(8,283,525)
Financing activities	(1,803,680)	(403,712)
Net decrease in cash and cash equivalents	$(10,906,212)	$(9,719,654)

Operating activities used net cash of $5,553,160 during the nine months ended September 30, 2022, and used net cash of  $1,032,417 during the nine months ended September 30, 2021. Generally, our net operating cash flows fluctuate primarily based on changes in our profitability and working capital. Cash used in operating activities increased by approximately $4,520,743.

Investing activities used net cash of $3,549,372 during the nine months ended September 30, 2022, and $8,283,525 net cash during the nine months ended September 30, 2021 a decrease in cash used of $4,734,153. This change results primarily from a decrease of $2,810,094 of the purchase of property and equipment during the nine months ended September 30, 2022 and $3,350,239 of an investment in and advances to equity affiliates during the nine months ended September 30, 2021.

Financing activities used net cash of $1,803,680 during the nine months ended September 30, 2022. Financing activities used $403,712 net cash during the nine months ended September 30, 2021. This change of $ 1,399,968 results from the proceeds from conversion of warrants to common stock having a value of $707,188 during the nine months ended September 30, 2021 and a decrease of $805,134 of distributions paid to non-controlling interest during the nine months ended September 30, 2022. In addition, during the nine months ended September 30, 2022 we received $500,000 from proceeds of short-term notes payable.

We provide services to our construction and engineering customers in three separate phases: the design phase, the architectural and engineering phase and the construction phase. Each phase is independent of the other, but builds through a progression of concept through delivery of a completed structure. These phases may be embodied in a single contract or in separate contracts, which is typical of a design build process model. As of September 30, 2022, we had eleven projects totaling $2,585,012 under contract. Of these contracts, all eleven projects combine all three phases or parts thereof and including construction. We expect that all of this revenue will be realized by December 31, 2022.

Backlog may fluctuate significantly due to the timing of orders or awards for large projects and is not necessarily indicative of future backlog levels or the rate at which backlog will be recognized as revenue. Our backlog decreased by approximately $633,000 from December 31, 2021 to September 30, 2022. We expect that all of this revenue will be realized by December 31, 2022. Backlog does not include COVID tests or testing services provided through our joint venture, Clarity Mobile Venture.

There can be no assurance that our customers will decide to and/or be able to proceed with these construction projects, or that we will ultimately recognize revenue from these projects in a timely manner or at all.

Off-Balance Sheet Arrangements

As of September 30, 2022 and December 31, 2021, we had no material off-balance sheet arrangements to which we are a party.

In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector. These agreements are typically with consultants and certain vendors. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of September 30, 2022.

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

On October 3, 2019, we entered into an Exclusive License Agreement (“ELA” ) pursuant to which it granted an exclusive license for its technology as outlined in the ELA. The ELA is described below. Under the ELA, we will receive royalty payments based upon gross revenues earned by the licensee for commercialized products within the field of design and project management platforms for residential use, including single-family residences and multi-family residences, but excluding military housing. We have determined that the ELA grants the licensee a right to access our intellectual property throughout the license period (or its remaining economic life, if shorter), and thus recognizes revenue over time as the licensee recognizes revenue and we have the right to payment of royalties. No revenue has been recognized under the ELA for the nine months ended September 30, 2022.

We entered into a joint venture agreement with Clarity Lab Solutions, LLC (“Clarity Labs”) (the “JV”) in the fourth quarter of 2020. Revenue from the activities of the JV is related to clinical testing services and is recognized when services have been rendered, which is at a point in time. In addition, we formed Chicago Airport Testing, LLC which collects rental revenue Included in the consideration we expected to be entitled to receive, we estimate its contractual allowances, payer denials and price concessions. During the nine months ended September 30, 2022, we recognized $11,640,953 in revenue related to activities through the JV, which is included in medical revenue on the accompanying consolidated statements of operations.

Critical Accounting Policies (continued)

Goodwill – Goodwill represents the excess of reorganization value over the fair value of identified net assets upon emergence from bankruptcy. In accordance with the accounting guidance on goodwill, we perform our impairment test of goodwill at the reporting unit level each fiscal year, or more frequently if events or circumstances change that would more likely than not reduce the fair value of its reporting unit below its carrying value. Our evaluation of goodwill completed during the year ended December 31, 2021, resulted in no impairment loss. There was no impairment during the nine months ended September 30, 2022.

Intangible assets – Intangible assets consist of $2,766,000 of proprietary knowledge and technology which is being amortized over 20 years, $97,164 of trademarks which is being amortized over 5 years, $47,800 of website fees which is being amortized over 5 years. Our evaluation of intangible assets for impairment during the year ended December 31, 2021, determined that there were no impairment losses. There was no impairment during the nine months ended September 30, 2022.

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

Non-GAAP Financial Information (continued)

The following is a reconciliation of EBITDA and Adjusted EBITDA to the nearest GAAP measure, net gain (loss):

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Net loss attributable to common stockholders of SG Blocks, Inc.	$(2,453,583)	$(3,830,905)	$(4,586,120)	$(7,406,041)
Addback interest expense	52,758	293	174,733	985
Addback interest income	(9,756)	(9,973)	(33,518)	(41,240)
Addback depreciation and amortization	145,515	148,482	470,425	449,502
EBITDA (non-GAAP)	(2,265,066)	(3,692,103))	(3,974,480)	(6,996,794)
Addback loss on asset disposal	—	34,182	—	34,182
Addback litigation expense	121,830	413,796	466,959	555,068
Addback stock compensation expense	594,694	246,236	1,874,857	778,657
Adjusted EBITDA (non-GAAP)	$(1,548,542)	$(2,997,889)	$(1,632,664)	$(5,628,887)

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

Changes in Internal Control over Financial Reporting

Other than as described above, for the fiscal quarter ended September 30, 2022, there have been no changes in our internal control over financial reporting identified in connection with the evaluations required by Rule 13a-15(d) or Rule 15d-15(d) under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

At September 30, 2022 and December 31, 2021, we had cash and cash equivalents and a short-term investment, collectively, of $2,118,169 and $13,024,381 respectively. However, during the nine months ended September 30, 2022 and year ended December 31, 2021, we reported a net loss attributable to common stockholders of SG Blocks, Inc. of $4,586,120 and $10,832,674, respectively, and used $5,553,160 and $662,759 of cash for operations, respectively. If we are not successful with our efforts to increase revenue, we could experience a shortfall in cash over the next twelve months. If there is a shortfall, we may be forced to reduce operating expenses, among other steps, all of which would have a material adverse effect on our operations going forward.

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

A few customers have in the past, and may in the future, account for a significant portion of our revenues in any one year or over a period of several consecutive years. For example, for the nine months ended September 30, 2022 approximately 93% of our revenue was generated from three customers and for the year ended December 31, 2021, approximately 80% of our revenue was generated from one customer. Although we have contractual relationships with many of our significant customers, our customers may unilaterally reduce or discontinue their contracts with us at any time. The loss of business from a significant customer could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We rely on certain vendors to supply us with materials and products that, if we were unable to obtain, could adversely affect our business.

We have relationships with key materials vendors, and we rely on suppliers for our purchases of products from them. Any inability to obtain materials or services in the volumes required and at competitive prices from our major trading partners, the loss of any major trading partner or the discontinuation of vendor financing (if any) may seriously harm our business because we may not be able to meet the demands of our customers on a timely basis in sufficient quantities or at all. Other factors, including reduced access to credit by our vendors resulting from economic conditions, may impair our vendors’ ability to provide products in a timely manner or at competitive prices. We also rely on other vendors for critical services such as transportation, supply chain and professional services. Any negative impacts to our business or liquidity could adversely impact our ability to establish or maintain these relationships. For the nine months ended September 30, 2022 and 2021, cost of revenue relating to one and three vendors represented approximately 0% and 48% of the Company's total cost of revenue, respectively.

Our clients may adjust, cancel or suspend the contracts in our backlog; as such, our backlog is not necessarily indicative of our future revenues or earnings. In addition, even if fully performed, our backlog is not a good indicator of our future gross margins.

Backlog represents the total dollar amount of revenues we expect to record in the future as a result of performing work under contracts we have been awarded. Backlog may fluctuate significantly due to the timing of orders or awards for large projects and is not necessarily indicative of future backlog levels or the rate at which backlog will be recognized as revenue. We include in backlog only those contracts for which we have reasonable assurance that the customer can obtain the permits for construction and can fund the construction. As of December 31, 2021, our backlog totaled approximately $3.2 million and as of September 30, 2022, our backlog totaled approximately $2.6 million. Our backlog is described more in detail in “Note 11—Construction Backlog” of the notes to our consolidated financial statements included elsewhere in this Quarterly Report. We cannot provide assurance that our backlog will be realized as revenues in the amounts reported or, if realized, will result in profits. In accordance with industry practice, substantially all of our contracts are subject to cancellation, termination or suspension at our customer’s discretion. In the event of a project cancellation, we generally would not have a contractual right to the total revenue reflected in our backlog. Projects can remain in backlog for extended periods of time because of the nature of the project and the timing of the particular services required by the project. In addition, the risk of contracts in backlog being cancelled or suspended generally increases during periods of widespread economic slowdowns or in response to changes in commodity prices.

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

At September 30, 2022, there were restricted stock units, options and warrants to purchase of 757,450, 36,436 and 2,025,520, respectively, outstanding that could potentially dilute future net income per share. Because we had a net loss as of September 30, 2022, we are prohibited from including potential shares of common stock in the computation of diluted per share amounts. Accordingly, we used the same number of shares outstanding to calculate both the basic and diluted loss per share. At September 30, 2021, there were options, including options to non-employees and non-directors, restricted stock units and warrants to purchase 36,436, 884,343 and 126,890 shares of common stock, respectively, outstanding that could potentially dilute future net income per share.

We may not have an adequate number of shares of common stock authorized to enable us to complete future equity financing transactions or strategic transactions, which may adversely affect our ability to grow and develop.

We are authorized to issue 25,000,000 shares of Common Stock, of which approximately 12,050,206 shares of Common Stock were issued and outstanding as September 30, 2022. At September 30, 2022, 2,281,623 million common shares were reserved for issuance of shares upon exercise of outstanding options or reserved for future issuance of common shares under our equity incentive plans. If all of these securities were exercised it would leave approximately 14,293,171 million authorized but unissued shares of common stock.

As a result of our limited number of our authorized and unissued shares of Common Stock, we may have insufficient shares of Common Stock available to issue in connection with any future equity financing transactions or strategic transactions we may seek to undertake. Accordingly, we will likely take steps in the near future to increase our number of available shares; however there can be no assurance that we will be able to obtain the requisite stockholder approval to do so.

Changes in general economic conditions, geopolitical conditions, domestic and foreign trade policies, monetary policies and other factors beyond our control may adversely impact our business and operating results.

 The uncertain financial markets, disruptions in supply chains, mobility restraints, and changing priorities as well as volatile asset values also affect our business operations and our ability to enter into collaborations and joint ventures. To date, inflation has caused increases on some of our estimated costs for construction projects in progress and completed during the past two fiscal years, which has affected our revenue and income(loss) from continuing operations. It is difficult to predict the impact on increasing inflation on our operations.  We are actively monitoring the effects these disruptions and increasing inflation could have on our operations.

A number of other economic and geopolitical factors both in the U.S. and abroad, could ultimately have material adverse effects on our business, financial condition, results of operations or cash flows, including the following:

●        effects of significant changes in economic, monetary and fiscal policies in the U.S. and abroad including currency fluctuations, inflationary pressures and significant income tax changes;

●        supply chain disruptions;

●        a global or regional economic slowdown in any of our market segments;

●        changes in government policies and regulations affecting the Company or its significant customers;

●        postponement of spending, in response to tighter credit, financial market volatility and other factors;

●        rapid material escalation of the cost of regulatory compliance and litigation;

●        difficulties protecting intellectual property;

●        longer payment cycles;

●        credit risks and other challenges in collecting accounts receivable; and

●        the impact of each of the foregoing on outsourcing and procurement arrangements.

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On August 17, 2022, our Board of Directors authorized a share repurchase program to which up to 1,000,000 shares may be repurchased We began repurchasing shares under the authorization during the third quarter of 2022. Through September 30, 2022, we have repurchased 23,115 shares of common stock at an average price of $2.15, for a total investment of $49,680. The table below presents information with respect to common stock purchases made during the three months ended September 30, 2022.

Share Repurchase Activity
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced	Dollar Value of Shares Purchased Under Publicly Announced Programs
August 17, 2022 – September 16, 2022	5,730	$2.15	5,730	$12,919
Open market and privately negotiated purchases
September 17, 2022 – October 17, 2022	17,385	$2.15	17,385	$36,761
Open market and privately negotiated purchases
Total	23,115	$2.15	23,115	$49,680

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
10.1

Amendment, dated July 5, 2022, to Employment Agreement, dated January 1, 2017, as amended, by and between SG Blocks, Inc. and Paul Galvin (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-Ks as filed by SG Blocks, Inc. with the Securities and Exchange Commission on July 8, 2022 (File No. 001-38037)).

10.2	Employment Agreement dated September 1, 2022 by and between SG Blocks, Inc. and Marc Brune (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by SG Blocks, Inc. with the Securities and Exchange Commission on September 1, 2022 (File No. 001-38037)).
31.1+	Certification by Chief Executive Officer and Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certification by Chief Executive Officer and Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS+	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as the XBRL tags are embedded within the Inline XBRL document.
101.SCH+	Inline XBRL Taxonomy Extension Schema Document.
101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
+	Filed herewith.

*	This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SG BLOCKS, INC.
(Registrant)

Date: November 16, 2022	By:	/s/ Paul M. Galvin
Paul M. Galvin Chairman of the Board, Chief Executive Officer and Interim Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

51