Form 10-K
period 2022-12-31
SAFE & GREEN HOLDINGS CORP.
filed 2023-03-31
CIK 1023994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 001-38037

SAFE & GREEN HOLDINGS CORP.

(Exact name of registrant as specified in its charter)

Delaware	95-4463937
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

990 Biscayne Blvd., #501, Office 12, Miami, Florida	33132
(Address of principal executive offices)	(Zip Code)

(646)240-4235

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	SGBX	The Nasdaq Stock Market LLC

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐No  ☒

The aggregate market value of the common stock held by non-affiliates of Safe & Green Holdings Corp. based on the closing price of the shares of common stock on the Nasdaq Capital Market on June 30, 2022 was approximately $19,987,535.

As of March 30, 2023, the issuer had a total of  14,314,800 shares of common stock outstanding and 82 record holders.

DOCUMENTS INCORPORATED BY REFERENCE

None

SAFE & GREEN HOLDINGS CORP.

FORM 10-K

PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Annual Report”) contains “forward-looking statements” that involve risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the “Securities Act”, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “strategy,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” included under Part I, Item 1A below. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

As used in this Annual Report, unless the context requires otherwise, references to “Safe & Green”, “the Company”, “we”, “us”, and “our” refer to Safe & Green Holdings Corp. and its subsidiaries, as the context requires.

“Safe & GreenTM”, GreenSteel™ and the SG logo are our trademarks. All other trademarks and service marks appearing in this prospectus are the property of their respective owners.

Unless otherwise stated all shares and per share amounts for all periods presented in this Annual Report have been adjusted to reflect the 1-for-20 reverse stock split we effected on February 5, 2020.

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

Risks Relating to our Financial Position and Capital Requirements

•    We could experience a shortfall in cash over the next twelve months.

•    Our independent registered public accounting firm has expressed doubt about our ability to continue as a going concern.

•    We have incurred net losses in prior periods and there can be no assurance that we will generate income in the future.

•   To date we have not generated revenue from SG DevCorp. or SG Environmental.

•    An impairment of goodwill could have a material adverse effect on our financial condition and results of operations.

•   We will need to raise additional capital to fund our existing operations.

•   We must timely register the shares issuable under the Debenture and the Warrant.

•   We may not have an adequate number of shares of common stock authorized to complete future equity transactions.

Risks Relating to our Company

•      Our residential construction business is difficult to evaluate because we are currently focused on a new business model.

•    Our ability to meet our workforce needs is crucial to our results of operations and future sales and profitability.

•    We have a fixed cost base that will affect our profitability if our sales decrease.

•    A material disruption of our suppliers or SG Echo’s facilities could prevent us from meeting customer demand.

•    A natural disaster, the effects of climate change, or other disruptions at our SG Echo facility could adversely affect us.

•    The requirements of being a public company may strain our resources and divert management’s attention.

•    We are dependent on the services of key personnel, a few customers and vendors.

•    We currently are, and may in the future be, subject to legal proceedings or investigations.

•    The loss of one or a few customers or vendors could have a material adverse effect on us.

•    We currently are, and may in the future be, subject to legal proceedings or investigations.

•    We may have difficulty protecting our proprietary manufacturing processes.

Risks Relating to our Business and Industry

•    Changes in general economic conditions and geopolitical and other conditions may adversely impact our business.

•    Limited availability or increases in costs of transportation could adversely affect our business and operations.

•    Expansion of our operations may strain resources.

•    Our clients may adjust, cancel or suspend the contracts in our backlog.

•    Our liability for estimated warranties may be inadequate.

•    We can be adversely affected by failures of persons who act on our behalf to comply with applicable regulations.

•    The cyclical and seasonal nature of the construction industry causes our revenues and operating results to fluctuate.

•    Our business depends on the construction industry and general business, financial market and economic conditions.

•    Our business relies on private investment and a slower than expected economy may adversely affect our results.

•    A material disruption at one of our suppliers’ facilities could negatively affect our overall financial results.

•    We are subject to risks regarding environmental, health and safety laws and regulations.

•    Our business may be subject to economic and political risks of operating and obtaining supplies from foreign countries.

•   Our operating results will be subject to fluctuations and are inherently unpredictable.

•    We are subject to cybersecurity.

•   We could suffer adverse tax and other financial consequences if we are unable to utilize our net operating loss carryforwards.

Risks Relating to the Construction Sector

•    We may be dependent upon third-party financing.

•    The construction industry is highly competitive.

•    There can be no assurance of market acceptance of Modules or modular construction techniques.

•    Government regulations and legal challenges may have a negative impact on our operations.

•    We could be exposed to potentially significant liability costs.

Risks Relating to SG DevCorp.

•   The SG DevCorp.’s success depends in part upon it's ability to acquire suitable land parcels.

•    SG DevCorp. operates in a highly competitive market for investment opportunities.

•   SG DevCorp.’s property portfolio has a high concentration of properties located in certain states.

•   There can be no assurance that the properties in SG DevCorp.’s development pipeline will be completed.

•    SG DevCorp.’s insurance coverage on its properties may be inadequate to cover any losses it may incur.

•   SG DevCorp. may not be able to secure sufficient modular units to complete its developments.

•   SG DevCorp.’s operating results may be negatively affected by potential development and construction delays.

•   SG DevCorp. relies on third-party suppliers and long supply chains.

•   The construction of manufacturing facilities involves significant risks.

•    Discovery of previously undetected environmentally hazardous conditions may adversely affect SG DevCorp.

•    Legislative, regulatory, accounting or tax rules could adversely affect SG DevCorp.

•    SG DevCorp.'s is greatly affected by the performance of the real estate industry which is cyclical.

•    Fluctuations in real estate values may require SG DevCorp. to write-down the book value of its real estate assets.

•    Inflation could adversely affect SG DevCorp.’s business and financial results.

•    SG DevCorp. could be impacted by its investments through joint ventures, which involve risks.

•    Risks associated with SG DevCorp.’s land and lot inventories could adversely affect its business or financial results.

•    SG DevCorp. may not be able to sell its real property assets when it desires.

•    Access to financing sources may not be available on favorable terms, or at all.

•    The Company’s plan to separate into two publicly companies is subject to various risks and it may not achieve benefits.

Risks Relating to the Medical Sector

•  Our medical sector is dependent on the availability and work of and skill of subcontractors.

Risks Relating to our Common Stock

•    Failure to meet the continued listing requirements of the Nasdaq Capital Market could result in a delisting.

•    Our stock price has been subject to fluctuations in the past, has recently been volatile and our stock is thinly traded.

•   The requirements of being a public company may strain our resources.

•    Sales of shares of our common stock, could cause the price of our common stock to decline and result in dilution.

•    Certain provisions of Delaware law could discourage, delay or prevent a merger or acquisition at a premium price.

•    We have availed ourselves of reduced disclosure requirements, which may make our common stock less attractive.

Item 1. Business.

Company Overview

We operate in the following four segments: (i) construction; (ii) medical; (ii) real estate development; and (iv) environmental.  The construction segment designs and constructs modular structures built in our factories using raw materials that are Made-in-America.  In the medical segment we use our modular technology to offer turnkey solutions to medical testing and treatment and generating revenue from medical testing. Our real estate development segment builds innovative and green single or multifamily projects in underserved regions nationally using modules built in one of our vertically integrated factories. The environmental segment, the newest segment, is a sustainable medical and waste management solution that has a patented technology to collect waste and treat waste for safe disposal.

We are a provider of modular facilities (“Modules”). We currently provide Modules made out of both code-engineered cargo shipping containers and wood for use as both permanent or temporary structures for residential housing use and commercial use, including for health care facilities. Prior to the COVID-19 pandemic, the Modules we supplied were primarily for retail, restaurant and military use and were manufactured by third party suppliers using our proprietary technology and design and engineering expertise, which modifies code-engineered cargo shipping containers and purpose-built modules for use for safe and sustainable commercial, industrial and residential building. Since our acquisition in September 2020 of Echo DCL, LLC (“Echo”), one of our key supply chain providers, we now have more control over the manufacturing process and have increased our product offerings to add Modules made out of wood.  In March 2020, in response to the COVID-19 pandemic we began increasing our focus on providing our Modules as health care facilities for deployable medical response solutions. In February 2023, we entered into an agreement with The Peoples Health Care, in Glendale, California, working in conjunction with Teamsters Local 848, to deliver four Modules to provide medical services to union members. During 2021, through our subsidiary, Safe and Green Development Corporation. (“SG DevCorp”) we also began to focus on acquiring property to build multi-family housing communities that allows us to utilize the manufacturing services of SG Echo. Our newest subsidiary, SG Environmental Solutions Corp. (“SG Environmental”), formed in Delaware is focused on biomedical waste removal and will utilize a patented technology that it licenses to shred and disinfect biomedical waste, rendering the waste disinfected, unrecognizable, and of no greater risk to the public health than residential household waste

Our Modules

Prior to October 2019, our business model was solely a project-based construction model pursuant to which we were responsible for the design and construction of finished products that incorporated our Modules primarily to customers in the retail, restaurant, military and education industries throughout the United States. In October 2019, we changed our business modelfor our residential building construction to a royalty fee model and entered into a five-year exclusive license with CPF GP 2019-1 LLC (“CPF”) under which CPF licensed on an exclusive basis our proprietary technology and intellectual property to develop and commercialize products in the United States (and its territories) for residential use, including, without limitation, single-family residences and multi-family residences, but excluding military housing. On June 15, 2021, we terminated the exclusive license by mutual agreement and ceased our royalty fee model.

Prior to the COVID-19 pandemic, our core customer base was comprised of architects, landowners, builders and developers who use our Modules in commercial and residential structures. Our cargo modified Modules allow for the redesign, repurpose and conversion of heavy-gauge steel cargo shipping containers into Safe & Green™, which are safe green building blocks for commercial, industrial, and residential building construction, rather than consuming new steel and lumber. Our technology and expertise is also used to purpose-build modules, or prefabricated steel modular units customized for use in modular construction (“SGPBMs” and, together with Safe & Green™, “Modules”), primarily to augment or complement an Safe & Green™ structure.

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

Under the License Agreement, during the initial term, CPF had agreed to pay us a royalty of (i) five percent (5%) on the first $20,000,000 of gross revenues derived from CPF’s commercialization of the license (net of customary discounts, sales taxes, delivery charges, and amounts for returns) (the “Gross Revenues”), (ii) four and one-half percent (4.5%) on the next $30,000,000 of Gross Revenues, and (iii) five percent (5%) on all Gross Revenues thereafter (collectively, the “Royalty”), subject to the following minimum royalty payments determined on a cumulative basis during the initial term: $500,000 in year 1, $750,000 in year 2, $1,500,000 in year 3, $2,000,000 in year 4, and $2,500,000 in year 5. During the year ended December 31, 2022 and 2021, we did not receive any royalty payments under the License Agreement.

On October 3, 2019, we had entered into a Loan Agreement and Promissory Note (the “Loan Agreement”) with CPF, which was amended on October 15, 2019 and further amended on November 7, 2019, pursuant to which we agreed to loan CPF $750,000 at an annual interest rate of five percent (5%), with a maturity date of July 31, 2023. Under the Loan Agreement, as amended, we agreed to advance to CPF the first installment of the principal amount, equal to $500,000, no later than January 31, 2020 and the second installment of the principal amount, equal to $250,000, no later than April 15, 2020. As security for this loan, we received a security interest in all of CPF’s membership interests inCPF MF, a Texas limited liability company of which CPF GP is the general partner. If we failed to fund either principal installment, such failure would have constituted a default under the Loan Agreement and a cross default under the License Agreement. On January 21, 2020, pursuant to the Loan Agreement, CPF issued to us a promissory note in the principal amount of $400,000 (the “Company Note”) and issued to Paul Galvin, our Chairman and CEO, a promissory note in the principal amount of $100,000 (the “Galvin Note”). The transaction closed on January 22, 2020, on which date we loaned CPF $400,000 and Mr. Galvin personally loaned CPF $100,000 on behalf of us. The Company Note and Galvin Note bear interest at five percent (5%) per annum, payable, together with the unpaid principal amount of the promissory notes, on the earlier of the July 31, 2023 maturity date or upon the liquidation, redemption sale or issuance of a dividend upon the LLC interests in CPF MF 2019-1 LLC; provided, that the terms of the Galvin Note provide that all interest payments due to Mr. Galvin under the Galvin Note shall be paid directly to, and for the benefit of, our Company.

Modular Construction

The sites we develop will primarily utilize modular construction. Weproduce purpose built pre-fabricated modular structures, for both residential and commercial use, using wood or steel as the base material. We believe that modular construction provides the following benefits:

STRONG	FAST	GREEN
●Factory produced modules provide greater quality of construction	●Modules can be produced in parallel to the local site and civil work to enhance the date of completion	●Modular construction allows for energy savings and more efficient waste management than traditional construction
●Modules are inspected by a third party engineering firm to meet or exceed all applicable building codes	●Projects can save up to 50% on speed to market in comparison to traditional construction	●Less site disturbance and impact on local traffic
●Less weather related damage to construction materials

In cases where modular construction is not advantageous, SG DevCorp. will utilize other construction methods. In the case of building manufacturing facilities, for example, SG DevCorp. expects to work with a team of third-party architects, engineers and construction management firms with deep experience in developing industrial sites to build out such facilities.

Products Produced with Our GreenSteel™ Modular Technology

The building products developed with our proprietary technology and design and engineering expertise are generally stronger, more durable, environmentally sensitive, and erected in less time than traditional construction methods. The use of the Safe & Green building structure typically provides between four to six points towards the Leadership in Energy and Environmental Design (“LEED”) certification levels, including reduced site disturbance, resource reuse, recycled content, innovation in design and use of local and regional materials. Due to our ability to satisfy such requirements, we believe the products produced utilizing our technology and expertise is a leader in environmentally sustainable construction.

There are three core product offerings that utilize our involves GreenSteel technology and engineering expertise. The first product offering involves GreenSteel Modules, which are the structural core and shell of a Safe & Green building. We procure the containers, engineer required openings with structural steel enforcements, paint the containers and then deliver them on-site, where the customer or a customer’s general contractor will complete the entire finish out and installation. The second product offering involves replicating the process to create the GreenSteel product and, in addition, installing selected materials, finishes and systems (including, but not limited to floors, windows, doors, interior painting, electrical wiring and fixtures, plumbing outlets and bathrooms, roofing system) and delivering Safe & Green pre-fabricated containers to the site for a third party licensed general contractor to complete the final finish out and installation. Finally, the third product offering is the completely fabricated and finished Safe & Green building (including but not limited to floors, windows, doors, interior painting, electrical wiring and fixtures, plumbing outlets and bathrooms, roofing systems), including erecting the final unit on site and completing any other final steps. The building is ready for occupancy and/or use as soon as installation is completed. Construction administration and/or project management services are typically included in our product offerings.

Other Modular Products

We also produce pre-fabricated modular containers, for both residential and commercial use, at SG Echo using wood as the base material instead of steel containers. We have found that many clients prefer a mix of wood and steel containers for their projects, wood for aesthetics and cost-savings, and steel for stability and durability.  Since our acquisition of Echo, approximately 75% of our Module sales have been for wood-based modules.

ESR Approval

In April 2017, the ICC Evaluation Service, LLC (“ICC-ES”) granted us an Evaluation Service Report (“ESR”) for the Safe & Green structural building materials. We believe we are the first modular building company to receive such certification. Our ESR indicates that the ICC-ES recognizes the suitability and technical capabilities of the Safe & Green structural building materials for use in compliance with the International Building Code and Residential Code, the California Building Code and Residential Code, and the Florida Building Code—Building and Residential. We believe our ESR has expedited reviews and approvals by state and local building departments, helped the Safe & Green concept gain wider acceptance in the construction industry and opened up licensing opportunities internationally We also believe the ESR will make it more difficult for other companies in the industry to compete with us because the quality control and design acceptance criteria are specific to us and our associated facilities.

Our ESR is site-specific; therefore, only the inspected and approved facilities can place the ICC-ES mark on the containers. We currently source or fabricate our Safe & Green from 18 facilities located throughout the continental United States. The ICC-ES has currently approved six of these facilities to place the ICC-ES medallion and we will seek ICC-ES approval for additional facilities on an as needed basis. Each of these facilities undergo an annual inspection by ICC-ES. Currently, each of these facilities has been re-certified by ICC-ES and is current with their recertifications. All Safe & Green manufactured at these facilities have an ESR medallion that validates the quality control process. Because our ESR does not cover SGPBMs, this certification does not extend to buildings constructed using SGPBMs.

Target Markets

To date, the target markets for the products that utilize our technology and expertise of Modules have been the new construction market in the United States. The Modules that utilize our technology and expertise have a particular application in a number of segments, including:

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

Safe & Green Medical

In March 2020, we began increasing our focus on providing our Modules as health care facilities for deployable medical response solutions. In May 2020, we entered into a joint development agreement with Grimshaw Design to assist with the deployment of our D-Tec suite of prefabricated health facilities for on-site immediate COVID-19 testing.

On August 27, 2020, we entered into a joint venture agreement (the “Clarity Mobile Venture”) with Clarity Labs Solutions, LLC, a CLIA-certified laboratory based in Miami, Florida (“Clarity Labs”). Under the Clarity Mobile Venture, we, along with Clarity Labs agreed to jointly market, sell, and distribute certain lab testing products and services On November 12, 2020, Clarity Mobile Venture entered into a contract with the City of Los Angeles for the operations of a COVID-19 PCR Test Laboratory at Los Angeles International Airport ("LAX") to provide a full-service modular COVID-19 laboratory and testing facility onsite at Los Angeles International Airport. This facility conducted PCR tests with results available within three hours for passengers and airline crew, and no later than 24 hours for LAX airport employees. In September 2022, we terminated the Clarity Mobile Venture by mutual agreement. For the year-ended December 31, 2022 and December 31, 2021, we recognized approximately $11,600,000 and $31,500,000, respectively, in revenue related to activities through these joint ventures, which is included in medical revenue on the accompanying consolidated statements of operations.

In February 2023, we entered into an agreement with The Peoples Health Care, a non-profit organization, based in Glendale, California, working in conjunction with Teamsters Local 848, to deliver on or before the end of the second quarter of 2023 four (4) full mobile medical modules to provide medical services consistent with industry standards. We are engaged in negotiations with third-party subcontractors to serve as the clinical operator and staffer of the medical modules providing union members with general wellness, point-of-care medicine, and primary care. Amenities are expected to include, but are not limited to, general wellness, vaccines and testing, specialist referrals, urgent care, imaging and pathological diagnostics, and pharmacy services.

SG Echo

In September 2020, we consummated the transaction contemplated by the Asset Purchase Agreement that SG Echo entered into with Echo DCL, LLC pursuant to which Echo acquired substantially all the assets of Echo DCL, LLC, a Texas limited liability company, except for Echo DCL, LLC’s real estate holdings. SG Echo is a container/modular manufacturer based in Durant, Oklahoma specializing in the design and construction of permanent modular and temporary modular buildings and was one of our key supply chain partners. SG Echo catered to the military, education, administration facilities, healthcare, government, commercial and residential customers. This acquisition has allowed us to expand our reach for our Modules and has offered us an opportunity to vertically integrate a large portion of our cost of goods sold, as well as increase margins, productivity and efficiency in the areas of design, estimating, manufacturing and delivery. We intend to construct many of the planned developments using Modules built by SG Echo.

Pursuant to the terms of the Asset Purchase Agreement, at the closing of the transaction we paid to Echo DCL, LLC an aggregate of $1,059,600 in cash, subject to the escrow of certain of the purchase price funds, and SG Echo agreed to pay certain of Echo DCL, LLC’s indebtedness, including the obligation to (i) satisfy a Guidance Line of Credit loan (“GLOC Loan”) in the principal amount of approximately $616,000 ($316,432 of which payoff proceeds were delivered by SG Echo to Echo DCL, LLC at the closing), (ii) pay the debt service on certain of Echo DCL, LLC’s indebtedness in the approximate principal amount of $1.7 million for 12 months following the closing, (iii) pay the monthly principal and interest due under the BTH Credit Line in the principal amount of $500,000 for 12 months following the closing and if Echo DCL, LLC has not fully satisfied the outstanding principal and interest due under the BTH Credit Line and caused the BTH lender to release and terminate any encumbrances on the assets arising out of the BTH Credit Line, SG Echo has the right to pay the outstanding principal and interest due, and (iv) pay earn out payments equal to the net income received from the acquired business during the 3-month period beginning on the first day of the first full month that is 3 months after the closing date, the 3-month period following the first earn out period and the 3-month period following the second earn out period, payable in 50% in cash and 50% in shares of our common stock to be valued a $2.50 per share; provided, that up to approximately $300,000 of any amounts paid in respect of the GLOC Loan, and any amounts paid in respect of the debt service on Echo’s indebtedness and line of credit with BTH Bank, as described in subparagraphs (i), (ii) or (iii) above, shall be offset against and reduce the earnout payments due to Echo DCL, LLC. In no event may the number of shares of common stock to be issued to Echo DCL, LLC exceed 19.99% of our outstanding shares on the date of the execution of the Asset Purchase Agreement. As of December 31, 2021, no earn out payments have been issued to Echo DCL, LLC.

In July 2022, SG Echo entered into a fabrication agreement with Moliving Inc., the world’s first luxury nomadic hospitality solution. The fabrication agreement is expected to generate approximately $15 million in revenue for an initial 60 units, all of which will be sent to Moliving’s Hurley House location, an eco- resort located in the Hudson Valley area.

In August 2022, SG Echo executed an agreement with People First Industries, an Oklahoma non-profit corporation to construct an approximately 4,550 square feet, 6-module office building and facility. People First Industries’ is an Oklahoma State Use Program and works to empower individuals with intellectual and developmental disabilities.

SG Environmental

In March 2022, we entered into a ten-year exclusive distribution agreement with Sanitec Industries LLC (“Sanitec”), a sustainable waste management company that is the global patent holder for the Sanitec Microwave Healthcare Waste Disinfection System™ for the State of New York with a right to expand to other states. The Sanitec Microwave Disinfection Unit is designed to shred and disinfect biomedical waste, rendering the waste disinfected, unrecognizable, and of no greater risk to the public health than residential household waste. Sanitec Industries existing customers are primarily centered in healthcare facilities nationwide, ranging from large hospital systems to single practitioner doctors’ offices. In connection with our entry into the Sanitec distribution agreement we formed a new subsidiary, SG Environmental Solutions Corp.

SG Development

During February 2021, we formed SG DevCorp. for the purpose of real property development utilizing our technologies and our manufacturing facility. SG DevCorp.’s current business focus is primarily on the direct acquisition and indirect investment in properties nationally that will be further developed in the future into green single or multi-family projects. To date, SG DevCorp. has not generated any revenue and its activities have consisted solely of the acquisition of three properties and an investment in two entities that have acquired two properties to be further developed; however it has not yet commenced any development activities. SG DevCorp. intends to construct many of its planned developments using Modules built by SG Echo. In addition to these development projects, it intends, subject to its ability to raise sufficient capital, to build additional, strategically placed manufacturing facilities that will be sold or leased to third parties as well as leased to SG Echo. SG DevCorp. intends to build manufacturing sites for lease to SG Echo near its project sites in order to take advantage of cost savings for transportation of modules. SG DevCorp.’s business model is flexible and we anticipate developing properties on its own and also through joint ventures in which we partner with third-party equity investors or other developers.

SG DevCorp. has entered into, and may continue in the future to enter into, joint ventures (including limited liability companies or partnerships) through which it would own an indirect economic interest of less than 100% of the property owned directly by such joint ventures. The decision to either develop a property on its own or through a joint venture is based on a variety of factors and considerations, including: (i) the economic and tax terms required by the seller of land; (ii) SG DevCorp.’s desire to diversify its portfolio of communities by market, submarket and product type; (iii) its desire at times to preserve our capital resources to maintain liquidity or balance sheet strength; and (iv) its projections, in some circumstances, that it will achieve higher returns on its invested capital or reduce its risk if a joint venture vehicle is used. Each joint venture agreement is individually negotiated, and SG DevCorp.’s ability to operate and/or dispose of a community in its sole discretion may be limited to varying degrees depending on the terms of the joint venture agreement.

SG DevCorp. has filed with the Securities and Exchange Commission (the “SEC”) and Information Statement on Form 10 for the separation of SG DevCorp. from SG Holdings into two separate publicly traded companies. To implement the separation, we plan to distribute 30% of the outstanding shares of common stock of SG DevCorp. to our stockholders on a pro rata basis as a distribution (the “Separation and Distribution”). The Separation and Distribution is intended, among other things, to enable the management of the two companies to pursue opportunities for long-term growth and profitability unique to each company’s business and to allow each business to more effectively implement its own distinct capital structure and capital allocation strategies.

Our Board believes that, following the Separation and Distribution, the combined value of our common stock and SG DevCorp.’s common stock could, over time and assuming similar market conditions, be greater than the value of our common stock had the Separation and Distribution not occurred. As a combined company, we have no exact peers, which our Board believes causes the market to undervalue the combined company. With two separate public companies having distinct business models and investment characteristics, investors will have the opportunity to value each against distinct sets of peers and investment metrics. This has the potential to increase the overall valuation of the companies, thus unlocking stockholder value. The increased market value of the common stock of each company should provide additional flexibility for each company to pursue its business strategy.

Current Projects/Development Sites

Lago Vista-On May 10, 2021, SG DevCorp. acquired a 50+ acre site in Lago Vista, Texas for $3,500,000, paid in cash, pursuant to the Unimproved Property Contract, dated February 25, 2021, with Northport Harbor LLC. The acquired parcel sits on Lake Travis on the Colorado River in central Texas. The property is listed for sale. SG DevCorp. acquired the property and were able to successfully get a PDD approved for 174 condominium units, which was further amended to include the option of building rental units on the property. As a result of obtaining the site approval and market conditions, the property’s value increased significantly from the time of purchase. Accordingly, SG DevCorp. determined to list the undeveloped property for sale.

On July 14, 2021, SG DevCorp. issued a Real Estate Lien Note, dated July 14, 2021, in the principal amount of $2.0 million (the “Note”), secured by a Deed of Trust, dated July 14, 2021, on the Lake Travis project site in Lago Vista, Texas and a related Assignment of Leases and Rents, dated July 8, 2021, for net loan proceeds of $1,958,233 after fees. The Note had a term of one (1) year, provided for payments of interest only at a rate of twelve percent (12%) per annum and could be prepaid without penalty commencing nine (9) months after its issuance date. If the Note was prepaid prior to nine (9) months after its issuance date, a 0.5% prepayment penalty would be due. This Note was initially extended until January 14, 2023 and was further extended until February 1, 2024 with an interest rate of twelve and a half (12.5%) per annum. In addition, on September 8, 2022, we issued a Second Lien Note in the principal amount of $500,000 (the “Second Note,” and collectively with the Note, the “Notes”) also secured by a Deed of Trust on the Lake Travis project site in Lago Vista, Texas. This Second Lien provides for payments of interest only at a rate of twelve percent (12%) per annum and originally matured on January 14, 2023, which maturity date was extended until February 1, 2024 with an interest rate of twelve and a half (12.5%) per annum. SG DevCorp. intends to use the proceeds from the sale of the property for its other development projects. On March 30, 2023, an affiliate of SG DevCorp. entered into an agreement to secure financing to pay off the Notes by issuing a new $5,000,000 note to be secured by the Lago Vista property and SG DevCorp.’s McLean site in Durant, Oklahoma. As of the date of this report, the financing to pay off the Notes had not closed.

Norman Berry Village - On May 31, 2021, SG DevCorp. acquired a 50% membership interest for $600,000 in a limited liability company , Norman Berry II Owners, LLC (“NB Owners”), that is building affordable housing in the Atlanta, Georgia metropolitan area to be known as “Norman Berry Village”. SG DevCorp. has partnered with CMC Development Group, a New York City-based real estate development firm (“CMC”) with national expertise providing design build services. CMC owns the other 50% membership interest in NB Owners. The NB Owners’ operating agreement provides that NB Owners will initially have two managers, one designated by CMC (the “CMC Manager”) and one designated by us. Pursuant to the operating agreement, the CMC Manager will manage the day-to-day business and affairs of NB Owners and all non-routine decisions requires the approval of members owning a majority of the outstanding membership interests. The operating agreement also provides that any fee earned by CMC in connection with the acquisition and development of the Norman Berry Village and related real property will be split 75% to CMC and 25% to us. SG DevCorp. has no obligation under the operating agreement to make any additional capital contributions to NB Owners. In addition, neither SG DevCorp. nor CMC may voluntarily make any additional capital contributions to NB Owners. In accordance with the operating agreement, we are entitled to a preferred return equal to 10% per annum on our unreturned capital contributions which return will (i) accrue from the date on which our capital contributions were actually contributed to NB Owners until the date such capital contributions are returned to SG DevCorp. , and (ii) compound annually. expect the project to develop 125,000 square feet of space and build approximately 132 multi-family rental apartments in two buildings. SG DevCorp. expects the project to commence in the first quarter of 2024, subject to available funding, and to be completed within three years of commencement for estimated development costs for this project is approximately $35 million dollars.

Cumberland Inlet-On June 24, 2021, SG DevCorp., as member, entered into an Operating Agreement, with Jacoby Development, Inc., a Georgia corporation (“JDI”), as manager, dated June 24, 2021 (the “Operating Agreement”), for JDI-Cumberland Inlet, LLC, a Georgia limited liability company (“JDI-Cumberland”), pursuant to which SG DevCorp. acquired a 10% non-dilutable equity interest (“LLC Interest”) in JDI-Cumberland and agreed to contribute $3,000,000 in capital to it for the development of a 1,400 acre waterfront parcel in downtown historic St. Marys, Georgia (the “Project”). SG DevCorp. in conjunction with Jacoby Development of Atlanta, Georgia expects to develop a mixed-use destination community. JDI-Cumberland has purchased a 1,298 acre waterfront parcel in downtown historic St. Marys, Georgia and expects to develop approximately 352 acres thereof (the “Cumberland Project”). SG DevCorp., in conjunction with JDI, expect to develop a mixed-use destination community. The location will serve as home to 3,500 units made up of single family, multi-family, vacation and hospitality use, as well as a full-service marina, village, and upscale Eco-Tourism park inclusive of camping, yurts, cabins and cottages.

SG DevCorp. has no obligation under the Operating Agreement to make any additional capital contributions to JDI-Cumberland. The Operating Agreement provides JDI with the right, at its option, to purchase the LLC Interest from SG DevCorp. on or before June 24, 2023 for $3.0 million, plus an amount equal to an annual internal rate of return (IRR) on such funds of forty (40%) percent (i.e., $1.2 million annualized). After June 24, 2023, the Operating Agreement provides JDI with the right, at its option, to purchase the LLC Interest from us for $3.0 million, plus an amount equal to an IRR of thirty-two and one-half (32.5%) percent (i.e., $975,000 annualized). The Operating Agreement also provides that if JDI receives a good faith, bona fide written offer from an unaffiliated third party to purchase all or any portion of the Project, JDI shall first offer the Project to us at the same price and upon substantially the same terms as are contained in the offer. The Operating Agreement contains certain protective provisions that prevent JDI, as manager, from determining to, or taking, certain significant actions without our consent. SG Echo, a subsidiary of SG Holdings, entered into a Fabrication and Building Services Agreement (“Building Services Agreement”) with JDI-Cumberland to design, fabricate and install various improvements for the Project using modular structures, pursuant to budgets prepared by SG Echo submitted for approval to JDI-Cumberland, including a marina, town center, apartments and single family units, townhomes, commercial, retail and lodging buildings/structures, eco-tourism park, camping yurts, cabins and cottages. The Building Services Agreement has an initial term of three years, with two-year automatic renewal provisions. During the term of the Building Services Agreement, SG Echo will have a right of first refusal with respect to each phase of the construction of the project buildings. If SG Echo’s quote for a given phase is no more than five percent more than the average of all bona fide, arm’s length bids that JDI-Cumberland obtains from reputable, unaffiliated builders, the phase will be awarded to SG Echo. In the event that SG Echo’s quote for a given phase is more than five percent more than the average of all bona fide arm’s length bids JDI-Cumberland obtains from reputable, unaffiliated builders, SG Echo will have the right to match such best bona fide, arm’s length offers and secure the work.

SG DevCorp. anticipates that the first phase of development activities at this site will be the construction of 165 multifamily units over the course of 12-18 months, which activities are anticipated to commence during the third quarter of 2023, with an estimated cost of $38 million. SG DevCorp. also anticipates that the units will be built with modules supplied by SG Echo. Current plans are to sell this development three (3) years after development.

McLean Mixed Use Site-On November 10, 2021 SG DevCorp. entered into a Purchase Agreement ("Purchase Agreement) with the Durant Industrial Authority to acquire 100% ownership of approximately 114 mixed-use acres in Durant, Oklahoma for $865,000. In February 2022, SG DevCorp. closed on and acquired the 114 acre site. SG DevCorp. anticipates building approximately 800 residential units and up to 1,100,000 square feet of industrial manufacturing space on the mixed-use property. SG DevCorp. plans to build and SG Echo will occupy a 120,000 square foot state of the art manufacturing facility. The property is zoned for an additional 1.0 million square feet of industrial space. SG DevCorp. is currently marketing the additional space to potential tenants. On December 2, 2022, SG DevCorp. entered into a Fabrication Agreement (the “Fabrication Agreement”) with SG Echo for the fabrication of approximately 800 multifamily market rate rental units, equal to approximately 800,000 square feet of new modular buildings to be located at the McLean site (the “Project”). The Fabrication Agreement provides that SG Echo will be paid a fee equal to 15% of the cost of the Project. SG DevCorp.’s obligations under the Fabrication Agreement are subject to it securing third party financing for the Project.

SG DevCorp. anticipates that the first phase of development activities at this site will be the construction of 100 multifamily units over the course of 12-18 months, which activities are anticipated to commence during the third quarter of 2023, with an estimated cost of $17 million. It also anticipates that the units will be built with modules supplied by SG Echo. Current plans are to sell this development three (3) years after development.

St. Marys Industrial Site-On August 18, 2022, SG DevCorp. acquired for $296,870 approximately 33 acres of land adjacent to the Project described below from the Camden County Joint Development Authority (JDA). SG DevCorp. plans to build a 120,000 square foot state of the art manufacturing facility which will be occupied by SG Echo. This facility will service not only the Project, but also the Southeastern region. In connection with the purchase of the St. Marys Industrial Site, SG DevCorp. entered into a promissory note in the amount of $148,300. This note has a maturity date of September 1, 2023, subject to SG DevCorp.’s right to extend for 6 months upon payments of a fee equal to 1% of the principal balance of the note and provides for payments of interest only at a rate of nine and three quarters percent (9.75%) per annum. This note could be prepaid without penalty, provided, however, if the lender has not received six months of interest, SG DevCorp. must pay the lender an amount equivalent to the months of interest necessary to complete six months of interest. In addition, at the time of payment in full of the note, SG DevCorp. must pay the lender an amount equivalent to half of one percent (0.50%) of the original loan amount. To secure payment in full of the note, the note is secured by a security deed in the property with power of the lender to sell the property.

SG DevCorp. anticipates that of development activities at this site will commence during the second quarter of 2023 and continue for 12-18 months, with an estimated cost of $17 million. It also anticipates that the units will be built with modules supplied by SG Echo. We also anticipate that the units will be built with modules supplied by SG Echo. Current plans are to sell this development three (3) years after development.

In December 2022, we entered into an agreement to purchase approximately 25 acres in Denison, Texas. We intend to design and create an active senior living community with various amenities on the site at an expected total development cost of approximately $115 million. The profits from the project over 5 years are estimated at $40 million. The 496 homes will also create what we believe to be close to $80 million of construction for SG Echo, with anticipated $15 million in margin to our manufacturing campus. We expect to close on the purchase of the property in the second quarter of 2023.

Our Competitive Strengths

Although the construction industry is highly competitive, we are committed to educating the real estate community on the benefits of our technology and expertise and positioning the products that utilize our technology and expertise as complementary to the strategy of developers, rather than as competition. We may compete for building opportunities with regional, national and international builders that possess greater financial, marketing and other resources than we do, and competition within the general construction industry may increase if there is future consolidation in the land development and construction industry or from new building technologies that could arise. Within the modular building space, we compete against a small number of companies providing modular-building services. The principal competitive factors in our construction business include, but are not limited to, the availability of building materials; technical product knowledge and expertise; previous experience in modular construction; consulting or other service capabilities; pricing of products; and the marketability of our ESR within the structural building space.

We believe we can distinguish ourselves from our competitors on the basis of our ESR, quality, cost and construction time savings when utilizing our technology and expertise. Our proprietary construction for our cargo based containers method is typically less expensive than traditional construction methods, particularly in urban locations and multi-story projects, and construction time is also generally reduced by using our construction method, reducing both construction and soft costs substantially. Safe & Green are designed to be hurricane-, tornado- and earthquake-resistant and able to withstand harsh climate conditions. The flexibility and the stack-ability of the Modules allows architects, developers and owners to design Modules to meet their specific needs. In addition, our management team has a breadth of knowledge in the modular building industry with a combined 130 years of experience. Our experience in a wide range of construction applications, including office, enclosures, residential, commercial, quick service restaurants, experiential and restaurant applications, gives us an advantage over our competition through the use of market-based prototypes. With the acquisition of Echo, we have been able to vertically integrate our manufacturing process and reduce some of our cost of goods sold, productivity and efficiency.

Our Customers

We market our construction products to a broad customer base, comprised primarily of contractors, home builders, building owners and other resellers across the continental United States and we also market our services and technology to customers in Canada.   In addition, as stated above, we have supplied and offer our Modules to the medical community. Safe & Green customers come from all walks in the economy and include government agencies, private developers, the U.S. Military, the Native American Community, the QSR operators, individuals and families requiring COVID-19 tests and a host of entrepreneurs looking to launch ideas and technology. At December 31, 2022 and 2021, 80% and 78%, respectively, of the Company’s gross accounts receivable were due from three and four customers. Revenue relating to three and one customers represented approximately 65% and 80% of the Company’s total revenue for the years ended December 31, 2022 and 2021, respectively.

Our Suppliers and Partners

Although the primary use of shipping containers is for transportation, when constructing Safe & Green, we use standard materials made in America to modify the container shell structure and finish out the modules. In addition, we use the same standard construction materials to construct and finish out the wood base modules produced at SG Echo. We utilize the same suppliers and materials used by conventional construction. Materials such as windows, doors, insulation mechanical systems, electrical systems and other such supplies are all off-the-shelf materials and equipment commonly available and used in the industry. We believe we have access to alternative suppliers, with limited disruption to the business, should circumstances change with our existing suppliers.

Intellectual Property

We operate under our United States registered trademarks "Safe & Green" and “GreenSteel” and our trademarked “SG” logo.

Government Regulation and Approval

The design and construction of buildings is controlled at the project level, with local and state municipalities having jurisdiction in most cases. All buildings, conventionally built or modularly built, are subject to published building codes and criteria that must be achieved during the architectural and engineering phase in order to be approved for construction. There are no specific regulations that impact our design and construction technology. While much of the regulation in our industry occurs at the project level, we are subject to various federal, state and local government regulations applicable to the business in the jurisdictions in which we operate, including laws and regulations relating to our relationships with our employees, public health and safety, workplace safety, transportation, zoning and fire codes. Also, to the extent we expand into medical waste removal and medical testing we will be subject to various federal, state and local government regulations. We strive to operate in accordance with applicable laws, codes and regulations. We believe we are in compliance in all material respects with existing applicable environmental laws and regulations and, in addition, that our employment, workplace health and workplace safety practices comply with related regulations.

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

Our principal offices are located at 990 Biscayne Blvd., #501, Office 12, Miami, FL 33132. Our website address is www.safeandgreeenholdings.com. The information contained in, and that can be accessed through our website, is not incorporated into and is not a part of this report. We make available on our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K as soon as reasonably practicable after those reports are filed with the SEC. The following Corporate Governance documents are also posted on our website: Code of Business Conduct and Ethics and the Charters for the following Committees of the Board of Directors: Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee. Our phone number is (646) 240-4235. Our filings may also be read and copied at the SEC’s Public Reference Room at 100 F Street NE, Room 1580 Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that website is www.sec.gov.

Our Emergence from Bankruptcy

On October 15, 2015, SGB and its subsidiaries (collectively, the “Debtors”), filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) under the caption In re SG Blocks, Inc. et al., Case No. 15-12790. On February 29, 2016, the Debtors filed a Disclosure Statement (the “Disclosure Statement”), attaching a Plan of Reorganization (the “Reorganization Plan”), along with a motion seeking approval of the Disclosure Statement by the Bankruptcy Court. On June 30, 2016 (the “Effective Date”), the Reorganization Plan became effective and the Debtors emerged from bankruptcy.

Prior to the Effective Date, SGB was authorized to issue: (i) 300,000,000 shares of common stock, par value $0.01 (the “Former Common Stock”) of which 42,918,927 shares were issued and outstanding as of June 29, 2016; and (ii) 5,000,000 shares of preferred stock, par value $0.01 (the “Former Preferred Stock”), none of which were issued and outstanding prior to the Effective Date.

On the Effective Date, and pursuant to the terms of the Reorganization Plan, SGB entered into a Securities Purchase Agreement, dated June 30, 2016, pursuant to which SGB sold for a subscription price of $2.0 million a 12% Original Issue Discount Senior Secured Convertible Debenture to Hillair Capital Investments L.P. (“HCI”) in the principal amount of $2.5 million, with a maturity date of June 30, 2018 (the “Exit Facility”).

On the Effective Date, all previously issued and outstanding shares of the Former Common Stock were deemed discharged, cancelled and extinguished, and, pursuant to the Reorganization Plan, SGB issued, in the aggregate, 8,195 shares (as adjusted to effect a 1-for-20 reverse stock split) of common stock, par value $0.01 (the “New Common Stock”), to the holders of Former Common Stock. Further, under the Reorganization Plan, upon the Effective Date, certain members of SGB’s management were entitled to receive options (the “Management Options”) to acquire approximately 10,919 shares (as adjusted to effect a 1-for-20 reverse stock split), of SGB’s New Common Stock, on a fully diluted basis.

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

Human Capital

Employees

    We believe that our success depends upon our ability to attract, develop and retain key personnel. As of December 31, 2022, we directly employed fifteen full-time employees and engaged outside professional firms and subcontractors to deliver projects to customers, and SG Echo directly employed seventy full-time employees.

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

Available Information

We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and in accordance therewith, we file reports, proxy and information statements and other information with the SEC. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available through the investor relations section of our website at www.safeandgreenholdings.com. Reports are available free of charge as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. The information contained on our website is not incorporated by reference into this Annual Report.

Item1A. Risk Factors.

               Investing in our common stock involves a high degree of risk. You should consider carefully the following risks, together with all the other information in this Annual Report, including the section titled “Forward-Looking Statements,” and Part II, Item 7.“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the accompanying notes included elsewhere in this Annual Report. The risks described below are not the only ones we face. Any of the following risks could materially and adversely affect our business. If any of the following risks actually materializes, our operating results, financial condition and liquidity could be materially adversely affected. As a result, the trading price of our common stock could decline and you could lose part or all of your investment. Our business, financial condition and results of operations could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material.

Risks Relating to our Financial Position and Capital Requirements.

If we are not successful in our efforts to increase sales or raise capital, we could experience a shortfall in cash over the next twelve months, and our ability to obtain additional financing on acceptable terms, if at all, may be limited.

At December 31, 2022 and 2021, we had cash and cash equivalents and a short-term investment, collectively, of $582,776 and $13,024,381, respectively. However, during the fiscal years ended December 31, 2022 and 2021, we reported a net loss of $7,089,242 and $5,908,372, respectively, and used $5,630,614 and $662,759 of cash for operations, respectively. If we are not successful with our efforts to increase revenue, we could experience a shortfall in cash over the next twelve months. If there is a shortfall, we may be forced to reduce operating expenses, among other steps, all of which would have a material adverse effect on our operations going forward.

We may also seek to obtain debt or additional equity financing to meet any cash shortfalls both in the public company or our subsidiaries. The type, timing and terms of any financing we may select will depend on, among other things, our cash needs, the availability of other financing sources and prevailing conditions in the financial markets. However, there can be no assurance that we will be able to secure additional funds if needed and that, if such funds are available, the terms or conditions would be acceptable to us, especially in light of the fact that our ability to sell securities registered on our registration statement on Form S-3 will be limited until such time the market value of our voting securities held by non-affiliates is $75 million or more. If we are unable to secure additional financing, further reduction in operating expenses might need to be substantial in order for us to ensure enough liquidity to sustain our operations. Any equity financing would be dilutive to our stockholders. If we incur debt, we will likely be subject to restrictive covenants that significantly limit our operating flexibility and require us to encumber our assets. If we fail to raise sufficient funds and continue to incur losses, our ability to fund our operations, take advantage of strategic opportunities, or otherwise respond to competitive pressures will be significantly limited. Any of the above limitations could force us to significantly curtail or cease our operations, and you could lose all of your investment in our common stock. These circumstances have raise substantial doubt about our ability to continue as a going concern, and continued cash losses may risk our status as a going concern. Our consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Our independent registered public accounting firm has expressed doubt about our ability to continue as a going concern.

The report of our independent registered public accounting firm contains a note stating that the accompanying financial statements have been prepared assuming we will continue as a going concern. At December 31, 2022 and 2021, we had cash and cash equivalents and a short-term investment, collectively, of $582,776 and $13,024,381, respectively. However, during the fiscal years ended December 31, 2022 and 2021, we reported a net loss of $7,089,242 and $5,908,372, respectively, and used $5,630,614 and $662,759 of cash for operations, respectively.

Until we begin generating sufficient revenue, there is a doubt about our ability to continue as a going concern through December 31, 2023.

We have incurred net losses in prior periods, and there can be no assurance that we will generate income in the future, or that we will be able to successfully achieve or maintain our growth strategy.

Our ability to achieve profitability will depend upon our ability to generate and sustain substantially increased revenues. We may continue to incur operating losses in the future as we execute our growth strategy. The likelihood that we will generate net income in the future must be considered in light of the difficulties facing the construction and real estate development industry as a whole, economic conditions and the competitive environment in which we operate. Our operating results for future periods are subject to numerous uncertainties, and we may not achieve sufficient revenues to sustain or increase profitability. In addition, we may be unable to successfully achieve or maintain our growth strategy, including our ability to expand into new geographic markets.

To date we have not generated revenue from SG DevCorp or SG Environmental and there can be no assurance that we will be able to do so in the future.

In 2021, we formed SG DevCorp. to develop real estate properties and in 2022 we formed SG Environmental to manage waste removal. To date neither subsidiary has generated any revenue from its operations and there can be no assurance that either will do so in the future. Each business is subject to all of the risks associated with a new business.

An impairment of goodwill could have a material adverse effect on our financial condition and results of operations.

            As December 31, 2022, we had $1,309,330 of goodwill. We perform an impairment test of our goodwill annually during the fourth quarter of our fiscal year or when events occur or circumstances change that would more-likely-than-not indicate that goodwill might be impaired. Factors that may be considered a change in circumstances, indicating that the carrying value of our goodwill may not be recoverable, include a decline in stock price and market capitalization, reduced future cash flow estimates and slower growth rates in our industry. Our annual impairment tests resulted in no impairment of goodwill during fiscal 2022 and fiscal 2021. Deterioration in estimated future cash flows in our reporting unit could result in further future goodwill impairment. Changes to our business strategy, changes in industry or market conditions, changes in operating performance or other indicators of impairment could cause us to record a significant impairment charge during the period in which the impairment is determined, negatively impacting our results of operations and financial position.

We will need to raise additional capital to fund our existing operations. If we or our subsidiaries are unable to raise capital when needed, we would be compelled to delay, reduce or eliminate our development or commercialization efforts.

We expect to incur significant development expenses related to SG DevCorp. operations as well as our other operations. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. However, we have estimated our current additional funding needs based on assumptions that may prove to be wrong. Additionally, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. Additional capital may not be available to us at such times or in the amounts we need. Even if capital is available, it might be available only on unfavorable terms. Until such time, if ever, as we can generate substantial revenue, we expect to finance our operations through a combination of public or private equity offerings, debt financings, governmental funding, collaborations, strategic partnerships and alliances or marketing, distribution or licensing arrangements with third parties. If access to sufficient capital is not available as and when needed, our business will be materially impaired and we may be required to cease operations, curtail one or more product development or commercialization programs, significantly reduce expenses, sell assets, seek a merger, or joint venture partner, file for protection from creditors or liquidate all our assets.

Our failure to timely register the shares of our common stock issuable under the Debenture and the Warrant we issued to Peak One Opportunity Fund, L.P. could have a material adverse effect on our business, financial condition, results of operations and cash flows.

On February 7, 2023, we closed a private placement offering of $1,100,000 in principal amount of an 8% convertible debenture (the “Debenture”) and a warrant (the “Warrant”) to purchase up to Five Hundred Thousand (500,000) shares of the Company’s common stock, with Peak One Opportunity Fund, L.P. (“Peak One”) for gross proceeds of $1,000,000. In connection with the Peak One financing, we entered into a registration rights agreement with Peak One where we agreed to file a registration statement within 60 days to register the shares of common stock issuable under the Debenture and the Warrant with the SEC and to use our reasonable best efforts to have the registration statement declared effective within 90 calendar days from the closing of the financing. In the event we were to default on our obligation to register the shares of common stock issuable under the Debenture and the Warrant as agreed, Peak One may, among other things, increase the interest rate applicable to the Debenture to the lesser of eighteen percent (18%) per annum and the maximum interest rate allowable under applicable law and accelerate the immediate payment of the full indebtedness due under the Debenture, in an amount equal to one hundred ten percent (110%) of the then outstanding principal amount and accrued and unpaid interest. The acceleration of the Debenture issued to Peak One could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We may not have an adequate number of shares of common stock authorized to enable us to complete future equity financing transactions or strategic transactions, which may adversely affect our ability to grow and develop.

We are authorized to issue 25,000,000 shares of common stock, of which approximately 12,613,978 shares of common stock are issued and outstanding and there are outstanding options and warrants to purchase 36,436 and 2,025,520 shares of common stock, respectively, in addition to 3,212,504 vested and unvested restricted stock units. If all of these securities were exercised it would leave 7,111,562 authorized but unissued shares of common stock.

As a result of our limited number of our authorized and unissued shares of common stock, we may have insufficient shares of common stock available to issue in connection with any future equity financing transactions or strategic transactions we may seek to undertake. Accordingly, we will likely take steps in the near future to increase our number of available shares, which may include seeking stockholder approval of an increase in our authorized number of shares of common stock or a reverse stock split.

Risks Relating to our Company

Our residential construction business is difficult to evaluate because we changed our business model in June 2021 and have a limited operating history and limited information.

In 2021 we terminated our  licensing business model for our residential construction business in the United States and are currently developing and constructing our own residential developments. In 2019 we had entered into one license agreement for use of our technology for construction of residences in the United States. We terminated this license agreement in June 2021. There is a risk that we will be unable to successfully generate income from our new business model. Although we believe that we will experience increased revenue, there can be no assurance that we will not experience increased costs and generate less income with this new business model than we anticipate. We are subject to many risks associated with currently developing and constructing our own residential developments, such as our dependence upon third parties to provide services and supply required materials. Even if we generate increased revenue as anticipated, there can be no assurance that we will be profitable. We are subject to the risks inherent to the operation of a new business enterprise, and cannot assure you that we will be able to successfully address these risks.

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

            The fixed cost levels of operating SG Echo can put pressure on profit margins when sales and production decline. Our profitability depends, in part, on our ability to spread fixed costs over a sufficiently large number of products sold and shipped, and if we make a decision to reduce our rate of production, gross or net margins could be negatively affected. Consequently, decreased demand or the need to reduce production can lower our ability to absorb fixed costs and materially impact our financial condition or results of operations.

A material disruption at one of our suppliers’ facilities or Echo’s facilities could prevent us from meeting customer demand, reduce our sales and negatively affect our overall financial results.

          Any of the following events could cease or limit operations unexpectedly: fires, floods, earthquakes, hurricanes, on-site or off-site environmental incidents or other catastrophes; global pandemic; utility and transportation infrastructure disruptions; labor difficulties; other operational problems; or war, acts of terrorism or other unexpected events. Any downtime or damage at our suppliers’ facilities or SG Echo’s facilities could prevent us from meeting customer demand for our products or require us to make more expensive purchases from a competing supplier. If our suppliers were to incur significant downtime, our ability to satisfy customer requirements could be impaired, resulting in customers seeking products from other distributors, as well as decreased customer satisfaction and lower sales and operating income.

A natural disaster, the effects of climate change, or other disruptions at our Echo facility could adversely affect our business, financial condition, and results of operations.

We rely on the continuous operation of our SG Echo facility in Durant, Oklahoma for the production of our Modules. Any natural disaster or other serious disruption to our facility due to fire, flood, earthquake, or any other unforeseen circumstance would adversely affect our business, financial condition, and results of operations. In addition, adverse weather conditions, such as increased frequency and/or severity of storms, or floods could impair our ability to operate by damaging our facilities and equipment or restricting product delivery to customers. The occurrence of any disruption at our manufacturing facility, even for a short period of time, may have an adverse effect on our productivity and profitability, during and after the period of the disruption. These disruptions may also cause personal injury and loss of life, severe damage to or destruction of property and equipment, and environmental damage. Although we maintain property, casualty, and business interruption insurance of the types and in the amounts that we believe are customary for the industry, we are not fully insured against all potential natural disasters or other disruptions to our manufacturing facility.

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

Our success depends highly upon the personal efforts and abilities of our senior management team, specifically the efforts of Paul M. Galvin, our Chief Executive Officer and Acting Chief Financial Officer and William Rogers, our Chief Operations Officer. The Company has entered into employment agreements with Messrs. Galvin and Rogers. The employment agreements with Messrs. Galvin and Rogers each provide for two-year terms, with automatic renewal after the end of such term. The loss of the services of one or more of these individuals could have a material adverse effect on our business. Our ability to achieve profitability and generate increased revenue will depend upon our ability to retain, and, if necessary, attract experienced management personnel.

The loss of one or a few customers could have a material adverse effect on us.

A few customers have in the past, and may in the future, account for a significant portion of our revenues in any one year or over a period of several consecutive years. At  December 31, 2022 and 2021, 80% and 78%, respectively, of the our gross accounts receivable were due from one and three customers. Revenue relating to two and three customers represented approximately 65% and 80% of our total revenue for the years ended December 31, 2022 and 2021, respectively. Although we have contractual relationships with many of our significant customers, our customers may unilaterally reduce or discontinue their contracts with us at any time. The loss of business from a significant customer could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

We use a proprietary manufacturing process that allows us to be code-compliant in our Safe & Green™ product. Such manufacturing process is unique to the construction industry and is important to ensure our continued success, and we cannot assure you that our efforts to protect our proprietary rights will be sufficient or effective. If other companies replicate our methodology, we could lose our competitive advantage. Any future patent or trademark applications may not lead to issued patents and registered trademarks in all instances. We also cannot be assured that the scope of any patents issued in the future will be sufficiently broad to offer meaningful protection. Others may develop or patent similar or superior technologies, products or services, and our intellectual property rights may be challenged, invalidated, misappropriated or infringed by others. If we are unable to protect and maintain our intellectual property rights, or if there are any successful intellectual property challenges or infringement proceedings against us, our business and revenue could be materially and adversely affected.

Risks Relating to our Business and Industry

Changes in general economic conditions, geopolitical conditions, domestic and foreign trade policies, monetary policies and other factors beyond our control may adversely impact our business and operating results.

Our operations and performance depend on global, regional and U.S. economic and geopolitical conditions. General worldwide economic conditions have experienced significant instability in recent years including the recent global economic uncertainty and financial market conditions. Russia’s invasion and military attacks on Ukraine have triggered significant sanctions from U.S. and European leaders and financial markets around the world experienced volatility following the invasion of Ukraine by Russia in February 2022. Resulting changes in U.S. trade policy and European policies could trigger retaliatory actions by Russia, its allies and other affected countries, including China, resulting in a “trade war.” Furthermore, if other countries, including the U.S., become further involved in the conflict, we could face significant adverse effects to our business and financial condition.

The uncertain financial markets, disruptions in supply chains, mobility restraints, and changing priorities as well as volatile asset values could impact our business in the future. The COVID-19 outbreak and government measures taken in response to the pandemic have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, have spiked, while demand for other goods and services, such as travel, have fallen. The future progression of the pandemic and its effects on our business and operations are uncertain. In addition, the outbreak of a pandemic could disrupt our operations due to absenteeism by infected or ill members of management or other employees, or absenteeism by members of management and other employees who elect not to come to work due to the illness affecting others in our office or laboratory facilities, or due to quarantines. Pandemics could also impact members of our Board of Directors resulting in absenteeism from meetings of the directors or committees of directors,and making it more difficult to convene the quorums of the full Board of Directors or its committees needed to conduct meetings for the management of our affairs.

Further, due to increasing inflation, operating costs for many businesses including ours have increased and, in the future, could impact demand or pricing of our services or services providers, foreign exchange rates or employee wages. Inflation rates, particularly in the United States, have increased recently to levels not seen in years, and increased inflation may result in increases in our operating costs (including our labor costs), reduced liquidity and limits on our ability to access credit or otherwise raise capital. In addition, the Federal Reserve has raised, and may again raise, interest rates in response to concerns about inflation, which coupled with reduced government spending and volatility in financial markets may have the effect of further increasing economic uncertainty and heightening these risks.

Actual events involving reduced or limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank, was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation as receiver. Although we did not have any cash or cash equivalent balances on deposit with Silicon Valley Bank, uncertainty and liquidity concerns in the broader financial services industry remain and the failure of Silicon Valley Bank and its potential near- and long-term effects on the biotechnology industry and its participants such as our vendors, suppliers, and investors, may also adversely affect our operations and stock price.

We are actively monitoring the effects these disruptions and increasing inflation could have on our operations.

These conditions make it extremely difficult for us to accurately forecast and plan future business activities.

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

Backlog represents the total dollar amount of revenues we expect to record in the future as a result of performing work under contracts we have been awarded. Backlog may fluctuate significantly due to the timing of orders or awards for large projects and is not necessarily indicative of future backlog levels or the rate at which backlog will be recognized as revenue. We include in backlog only those contracts for which we have reasonable assurance that the customer can obtain the permits for construction and can fund the construction. As of December 31, 2021, our backlog totaled approximately $3.2 million and as of December 31, 2022, our backlog totaled approximately $6.8 million. The increase in backlog at December 31, 2022 from December 31, 2021 is primarily attributable to one contract in the amount of $5.7 million entered into during 2022. Our backlog is described more in detail in “Note13 —Construction Backlog” of the notes to our consolidated financial statements included elsewhere in this Annual Report. We cannot provide assurance that our backlog will be realized as revenues in the amounts reported or, if realized, will result in profits. In accordance with industry practice, substantially all of our contracts are subject to cancellation, termination or suspension at our customer’s discretion. In the event of a project cancellation, we generally would not have a contractual right to the total revenue reflected in our backlog. Projects can remain in backlog for extended periods of time because of the nature of the project and the timing of the particular services required by the project. In addition, the risk of contracts in backlog being cancelled or suspended generally increases during periods of widespread economic slowdowns or in response to changes in commodity prices.

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

Ourbusiness relies on private investment and a slower than expected economy may adversely affect our results.

A significant portion of our sales are for projects with non-public owners, such as non-residential builders and home builders who make investments with private funds into their projects. Construction spending is affected by their customers’ ability to finance projects, which may be severely reduced due to rising interest rates. Residential and nonresidential construction could decline if companies and consumers are unable to finance construction projects or if the economy slows or is stalled, which could result in delays or cancellations of capital projects. If the economy slows, or if housing starts and nonresidential projects do not increase, sales of our products directly by us to consumers and related services may decline, and our financial position, results of operations and liquidity could be materially adversely affected.

A material disruption at one of our suppliers’ facilities or Echo's facilities could prevent us from meeting customer demand, reduce our sales and negatively affect our overall financial results.

Any of the following events could cease or limit operations unexpectedly: fires, floods, earthquakes, hurricanes, on-site or off-site environmental incidents or other catastrophes; global pandemic; utility and transportation infrastructure disruptions; labor difficulties; other operational problems; or war, acts of terrorism or other unexpected events. Any downtime or damage at our suppliers’ facilities or SG Echo's facilities could prevent us from meeting customer demand for our products or require us to make more expensive purchases from a competing supplier. If our suppliers were to incur significant downtime, our ability to satisfy customer requirements could be impaired, resulting in customers seeking products from other distributors, as well as decreased customer satisfaction and lower sales and operating income.

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

We operate in and source some of our products from outside of the United States, and our suppliers may also rely upon non-domestic products. As such, any significant changes to, among other things, the general political and social conditions in foreign counties in which we maintain operations or sourcing relationships, unfavorable changes in U.S. trade legislation and regulation, the outbreak of the COVID-19 coronavirus, the imposition of governmental economic sanctions on countries in which we do business or other trade barriers, threats of war, terrorism or governmental instability, labor disruptions, currency controls, fluctuating exchange rates with respect to contracts not denominated in U.S. dollars and unanticipated or unfavorable changes in government policies with respect to laws and regulations, anti-inflation measures and method of taxation. If we are unable to navigate foreign regulatory environments, or if we are unable to enforce our contract rights in foreign countries, our business could be adversely impacted. Any of these events could interrupt our business and cause operational disruptions, increase our costs of operations, reduce our sales or otherwise have an adverse effect on our operating performance.

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

At December 31, 2022, we had tax net operating loss carry forwards totaling approximately $30.2 million. The net operating loss expires beginning 2030 through 2037 for those losses generated in 2017 and prior years. Approximately $18 million of such net operating losses will carry forward indefinitely and be available to offset up to 80% of future taxable income each year. During 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was passed, which temporarily removes such 80% limitation for years 2020 and 2019. At December 31, 2022, we had a valuation allowance of approximately $9.7 million, primarily related to net operating loss carry forwards that are not more likely than not to be utilized due to an inability to carry back these losses in most states and short carry forward periods that exist in certain states. If we are unable to use our net operating losses, we may be required to record charges or reduce our deferred tax assets, which could have an adverse effect on our results of operations.

Risks Relating to the Construction Sector

We are dependent upon third-party financing, and our financial condition and results of operations could be negatively affected if additional third-party financing for our customers does not become available

    Our business and earnings depend substantially on our ability to obtain financing for the development of their construction projects, which may be adversely impacted by rising interest rates. The availability and cost of such financing is further dependent on the number of financial institutions participating in the industry, the departure of financial institutions from the industry, the financial institutions’ lending practices, the strength of the domestic and international credit markets generally, governmental policies and other conditions, all of which are beyond our control. In light of the current economic climate, some of our projects may not be successful in obtaining additional funds in a timely manner, on favorable terms or at all. The availability of borrowed funds, especially for construction financing, has been greatly reduced, and lenders may require project developers to invest increased amounts of equity in a project in connection with both new loans and the extension of existing loans. Unfavorable changes in the availability and terms of financing in the industry will have a material adverse effect on certain privately financed projects.

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

Risks Relating to SG DevCorp.

The long-term sustainability of SG DevCorp.’s operations as well as future growth depends in part upon SG DevCorp.’s ability to acquire land parcels suitable for residential projects at reasonable prices.

The long-term sustainability of SG DevCorp.’s operations, as well as future growth, depends in large part on the price at which it is able to obtain suitable land parcels for development or homebuilding operations. SG DevCorp.’s ability to acquire land parcels for various residential projects may be adversely affected by changes in the general availability of land parcels, the willingness of land sellers to sell land parcels at reasonable prices, competition for available land parcels, availability of financing to acquire land parcels, zoning, regulations that limit housing density, the ability to obtain building permits, environmental requirements and other market conditions and regulatory requirements. If suitable lots or land at reasonable prices become less available, the number of units SG DevCorp. may be able to build and sell could be reduced, and the cost of land could be increased substantially, which could adversely impact it. As competition for suitable land increases, the cost of undeveloped lots and the cost of developing owned land could also rise and the availability of suitable land at acceptable prices may decline, which could adversely impact it. The availability of suitable land assets could also affect the success of SG DevCorp.’s land acquisition strategy, which may impact SG DevCorp.’s ability to maintain or increase the number of active communities, as well as to sustain and grow its revenues and margins, and achieve or maintain profitability. Additionally, developing undeveloped land is capital intensive and time consuming and SG DevCorp. may develop land based upon forecasts and assumptions that prove to be inaccurate, resulting in projects that are not economically viable.

SG DevCorp. operates in a highly competitive market for investment opportunities, and SG DevCorp. may be unable to identify and complete acquisitions of real property assets.

The housing industry is highly competitive, and SG DevCorp. faces competition from many sources, including from other housing communities both in the immediate vicinity and the geographic market where SG DevCorp.’s properties are and will be located. Furthermore, housing communities SG DevCorp. invests in compete, or will compete, with numerous housing alternatives in attracting residents, including owner occupied single and multifamily homes available to rent or purchase. Increased competition may prevent SG DevCorp. from acquiring attractive land parcels or make such acquisitions more expensive, hinder SG DevCorp.’s market share expansion, or lead to pricing pressures that may adversely impact its margins and revenues. Competitors may independently develop land and construct housing units that are superior or substantially similar to SG DevCorp.’s products and because they are or may be significantly larger, have a longer operating history, and have greater resources or lower cost of capital than it, may be able to compete more effectively in one or more of the markets in which SG DevCorp. operates or plans to operate.

SG DevCorp. will also compete with public and private funds, commercial and investment banks, commercial financing companies and public and private REITs to make certain of the investments that it plans to make. Many of such competitors are substantially larger and have considerably greater financial, technical and marketing resources than it. In addition, some of SG DevCorp.’s competitors may have higher risk tolerances or different risk assessments, allowing them to pay higher consideration, consider a wider variety of investments and establish more effective relationships than it.

These competitive conditions could adversely affect SG DevCorp.’s ability to make investments. Moreover, SG DevCorp.’s ability to close transactions will be subject to its ability to access financing within stipulated contractual time frames, and there is no assurance that it will have access to such financing on terms that are favorable to it, if at all.

SG DevCorp.’s property portfolio has a high concentration of properties located in certain states.

To date, SG DevCorp.’s properties are located in Georgia, Texas and Oklahoma. Certain of SG DevCorp.’s properties are located in areas that may experience catastrophic weather and other natural events from time to time, including hurricanes or other severe weather, flooding fires, snow or ice storms, windstorms or earthquakes. These adverse weather and natural events could cause substantial damages or losses to SG DevCorp.’s properties which could exceed its insurance coverage. In the event of a loss in excess of insured limits, SG DevCorp. could lose its capital invested in the affected property, as well as anticipated future revenue from that property. SG DevCorp. could also continue to be obligated to repay any mortgage indebtedness or other obligations related to the property. Any such loss could materially and adversely affect SG DevCorp.’s business and its financial condition and results of operations.

To the extent that significant changes in the climate occur, SG DevCorp. may experience extreme weather and changes in precipitation and temperature and rising sea levels, all of which may result in physical damage to or a decrease in demand for properties located in these areas or affected by these conditions. Should the impact of climate change be material in nature, including destruction of SG DevCorp.’s properties, or occur for lengthy periods of time, SG DevCorp.’s financial condition or results of operations may be adversely affected. In addition, changes in federal and state legislation and regulation on climate change could result in increased capital expenditures to improve the energy efficiency of SG DevCorp.’s existing properties or to protect them from the consequence of climate change.

There can be no assurance that the properties in SG DevCorp.’s development pipeline will be completed in accordance with the anticipated timing or cost.

The development of the projects in SG DevCorp.’s pipeline is subject to numerous risks, many of which are outside of SG DevCorp.’s control, including:

●	inability to obtain entitlements;
●	inability to obtain financing on acceptable terms;
●	default by any of the contractors it engages to construct SG DevCorp.’s projects;
●	site accidents; and
●	failure to secure tenants or residents in the anticipated time frame, on acceptable terms, or at all.

SG DevCorp. can provide no assurances that it will complete any of the projects in SG DevCorp.’s development pipeline on the anticipated schedule or within the budget, or that, once completed, these properties will achieve the results that it expects. If the development of these projects is not completed in accordance with SG DevCorp.’s anticipated timing or cost, or the properties fail to achieve the financial results it expects, it could have a material adverse effect on SG DevCorp.’s business, financial condition, results of operations and cash flows and ability to repay SG DevCorp.’s debt, including project-related debt.

SG DevCorp.’s insurance coverage on its properties may be inadequate to cover any losses it may incur and its insurance costs may increase.

SG DevCorp. maintains insurance on its properties. However, there are certain types of losses, generally of a catastrophic nature, such as floods or acts of war or terrorism that may be uninsurable or not economical to insure. Further, insurance companies often increase premiums, require higher deductibles, reduce limits, restrict coverage, and refuse to insure certain types of risks, which may result in increased costs or adversely affect SG DevCorp.’s business. SG DevCorp. uses its discretion when determining amounts, coverage limits and deductibles, for insurance, based on retaining an acceptable level of risk at a reasonable cost. This may result in insurance coverage that, in the event of a substantial loss, would not be sufficient to pay the full current market value or current replacement cost of SG DevCorp.’s lost investment. In addition, SG DevCorp. may become liable for injuries and accidents at SG DevCorp.’s properties that are underinsured. A significant uninsured loss or increase in insurance costs could materially and adversely affect SG DevCorp.’s business, liquidity, financial condition and results of operations.

SG DevCorp. may not be able to secure sufficient modular units to complete its developments using modules built by SG Echo

SG DevCorp. intend to construct many of its planned developments using modules built by SG Holdings subsidiary, SG Echo, and to rely on SG Holdings and SG Echo as the sole source of the modular units used in its projects. SG Holdings has a $6,810,762 backlog of signed construction and engineering contracts in existence at December 31, 2022 on which work has not yet begun. SG DevCorp.’s ability to complete its modular developments will be limited to the available capacity of the SG Echo facility. If SG DevCorp. is unable to secure sufficient modular units to complete its developments using modules built by SG Echo, its business, prospects, financial condition, results of operations, and cash flows would be materially and adversely affected.

SG DevCorp.’s operating results may be negatively affected by potential development and construction delays and resultant increased costs and risks.

SG DevCorp. has acquired properties upon which it will construct improvements. In connection with SG DevCorp.’s development activities, it is subject to uncertainties associated with re-zoning for development, environmental concerns of governmental entities or community groups and SG DevCorp.’s contractor’s or partner’s ability to build in conformity with plans, specifications, budgeted costs, and timetables. Performance also may be affected or delayed by conditions beyond its control. SG DevCorp. may incur additional risks when it makes periodic progress payments or other advances to builders before they complete construction. If a builder or development partner fails to perform, SG DevCorp. may resort to legal action to rescind the purchase or the construction contract or to compel performance, but there can be no assurance any legal action would be successful. These and other factors can result in increased costs of a project or loss of SG DevCorp.’s investment. In addition, SG DevCorp. will be subject to normal lease-up risks relating to newly constructed projects. SG DevCorp. also must rely on rental income and expense projections and estimates of the fair market value of property upon completion of construction when agreeing upon a price at the time it acquires the property. If SG DevCorp.’s projections are inaccurate, SG DevCorp. may pay too much for a property, and its return on its investment could suffer.

SG DevCorp. relies on third-party suppliers and long supply chains, and if it fails to identify and develop relationships with a sufficient number of qualified suppliers, or if there is a significant interruption in its supply chains, SG DevCorp.’s ability to timely and efficiently access raw materials that meet its standards for quality could be adversely affected.

SG DevCorp.’s ability to identify and develop relationships with qualified suppliers who can satisfy its standards for quality and its need to access products and supplies in a timely and efficient manner will be a significant challenge. SG DevCorp. may be required to replace a supplier if their products do not meet its quality or safety standards. In addition, SG DevCorp.’s suppliers could discontinue selling products at any time for reasons that may or may not be in its control or the suppliers’ control. SG DevCorp.’s operating results and inventory levels could suffer if it is unable to promptly replace a supplier who is unwilling or unable to satisfy its requirements with a supplier providing similar products. SG DevCorp.’s suppliers’ ability to deliver products may also be affected by financing constraints caused by credit market conditions, which could negatively impact its revenue and costs, at least until alternate sources of supply are arranged.

The construction of manufacturing facilities involves significant risks.

SG DevCorp. has limited experience constructing manufacturing facilities and doing so is a complex and lengthy undertaking that requires sophisticated, multi-disciplinary planning and precise execution. The construction of manufacturing facilities is subject to a number of risks. In particular, the construction costs may materially exceed budgeted amounts, which could adversely affect SG DevCorp.’s results of operations and financial condition. For example, SG DevCorp. may suffer construction delays or cost overruns as a result of a variety of factors, such as labor and material shortages, defects in materials and workmanship, adverse weather conditions, transportation constraints, construction change orders, site changes, labor issues and other unforeseen difficulties, any of which could delay or prevent the completion of SG DevCorp.’s planned facilities. While SG DevCorp.’s goal is to negotiate contracts with engineering, procurement and construction firms that minimize risk, any delays or cost overruns it encounters may result in the renegotiation of SG DevCorp.’s construction contracts, which could increase its costs.

In addition, the construction of manufacturing facilities may be subject to the receipt of approvals and permits from various regulatory agencies. Such agencies may not approve the projects in a timely manner or may impose restrictions or conditions on a production facility that could potentially prevent construction from proceeding, lengthen its expected completion schedule and/or increase its anticipated cost. If construction costs are higher than it anticipates, SG DevCorp. may be unable to achieve its expected investment return, which could adversely affect its business and results of operations.

Discovery of previously undetected environmentally hazardous conditions may adversely affect SG DevCorp.’s operating results.

SG DevCorp. is subject to various federal, state and local laws and regulations that (a) regulate certain activities and operations that may have environmental or health and safety effects, such as the management, generation, release or disposal of regulated materials, substances or wastes, (b) impose liability for the costs of cleaning up, and damages to natural resources from, past spills, waste disposals on and off-site, or other releases of hazardous materials or regulated substances, and (c) regulate workplace safety. Compliance with these laws and regulations could increase SG DevCorp.’s operational costs. Violation of these laws may subject SG DevCorp. to significant fines, penalties or disposal costs, which could negatively impact its results of operations, financial position and cash flows. Under various federal, state and local environmental laws, a current or previous owner or operator of currently or formerly owned, leased or operated real property may be liable for the cost of removal or remediation of hazardous or toxic substances on, under or in such property. The costs of removal or remediation could be substantial. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Accordingly, SG DevCorp. may incur significant costs to defend against claims of liability, to comply with environmental regulatory requirements, to remediate any contaminated property, or to pay personal injury claims.

Moreover, environmental laws also may impose liens on property or other restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures or prevent SG DevCorp. or its lessees from operating such properties. Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require SG DevCorp. to incur material expenditures. Future laws, ordinances or regulations or the discovery of currently unknown conditions or non-compliances may impose material liability under environmental laws.

Legislative, regulatory, accounting or tax rules, and any changes to them or actions brought to enforce them, could adversely affect SG DevCorp.

SG DevCorp. is subject to a wide range of legislative, regulatory, accounting and tax rules. The costs and efforts of compliance with these laws, or of defending against actions brought to enforce them, could adversely affect SG DevCorp. In addition, if there are changes to the laws, regulations or administrative decisions and actions that affect SG DevCorp., SG DevCorp. may have to incur significant expenses in order to comply, or SG DevCorp. may have to restrict or change its operations.

SG DevCorp. has invested, and expect to continue to invest, in real property assets which are subject to laws and regulations relating to the protection of the environment and human health and safety. These laws and regulations generally govern wastewater discharges, noise levels, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid and hazardous materials and the remediation of contamination associated with disposals. Environmental laws and regulations may impose joint and several liabilities on tenants, owners or operators for the costs to investigate and remediate contaminated properties, regardless of fault or whether the acts causing the contamination were legal. This liability could be substantial. In addition, the presence of hazardous substances, or the failure to properly remediate these substances, could adversely affect SG DevCorp.’s ability to sell, rent or pledge an affected property as collateral for future borrowings. SG DevCorp. intends to take commercially reasonable steps when it can to protect itself from the risks of environmental law liability; however, SG DevCorp. may not obtain independent third-party environmental assessments for every property it acquires. In addition, any such assessments that it does obtain may not reveal all environmental liabilities, or whether a prior owner of a property created a material environmental condition not known to it. In addition, there are various local, state and federal fire, health, safety and similar regulations with which SG DevCorp. may be required to comply, and that may subject it to liability in the form of fines or damages. In all events, the existing condition of land when SG DevCorp. buys it, operations in the vicinity of its properties or activities of unrelated third parties could all affect its properties in ways that lead to costs being imposed on it.

Any material expenditures, fines, damages or forced changes to SG DevCorp.’s business or strategy resulting from any of the above could adversely affect its financial condition and results of operations.

SG DevCorp.’s business, results of operations, cash flows and financial condition are greatly affected by the performance of the real estate industry.

The U.S. real estate industry is highly cyclical and is affected by global, national and local economic conditions, general employment and income levels, availability of financing, interest rates, and consumer confidence and spending. Other factors impacting real estate businesses include over-building, changes in traffic patterns, changes in demographic conditions, changes in tenant and buyer preferences and changes in government requirements, including tax law changes. These factors are outside of SG DevCorp.’s control and may have a material adverse effect on its business, profits and the timing and amounts of its cash flows.

SG DevCorp.’s industry is cyclical and adverse changes in general and local economic conditions could reduce the demand for housing and, as a result, could have a material adverse effect on us.

SG DevCorp.’s business can be substantially affected by adverse changes in general economic or business conditions that are outside of its control, including changes in short-term and long-term interest rates; employment levels and job and personal income growth; housing demand from population growth, household formation and other demographic changes, among other factors; availability and pricing of mortgage financing for homebuyers; consumer confidence generally and the confidence of potential homebuyers in particular; consumer spending; financial system and credit market stability; private party and government mortgage loan programs (including changes in FHA, USDA, VA, Fannie Mae and Freddie Mac conforming mortgage loan limits, credit risk/mortgage loan insurance premiums and/or other fees, down payment requirements and underwriting standards), and federal and state regulation, oversight and legal action regarding lending, appraisal, foreclosure and short sale practices; federal and state personal income tax rates and provisions, including provisions for the deduction of mortgage loan interest payments, real estate taxes and other expenses; supply of and prices for available new or resale multifamily units; interest of financial institutions or other businesses in purchases; and real estate taxes. Adverse changes in these conditions may affect SG DevCorp.’s business nationally or may be more prevalent or concentrated in particular submarkets in which it operates. Inclement weather, natural disasters (such as earthquakes, hurricanes, tornadoes, floods, prolonged periods of precipitation, droughts, and fires), other calamities and other environmental conditions can delay the delivery of its units and/or increase its costs. Civil unrest or acts of terrorism can also have a negative effect on its business. If the housing industry experiences a significant or sustained downturn, it would materially adversely affect SG DevCorp.’s business and results of operations in future years. The potential difficulties described above can cause demand and prices for SG DevCorp.’s units to fall or cause it to take longer and incur more costs to develop the land and build its units. SG DevCorp. may not be able to recover these increased costs by raising prices because of market conditions.

Fluctuations in real estate values may require SG DevCorp. to write-down the book value of its real estate assets.

The housing and land development industries are subject to significant variability and fluctuations in real estate values. As a result, SG DevCorp. may be required to write-down the book value of SG DevCorp.’s real estate assets in accordance with GAAP, and some of those write-downs could be material. Any material write-downs of assets could have a material adverse effect on SG DevCorp.’s business, prospects, liquidity, financial condition, and results of operations. In addition, valuations of real estate properties do not necessarily represent the price at which a willing buyer would purchase such property; therefore, there can be no assurance that SG DevCorp. would realize the values underlying estimated valuations of SG DevCorp.’s properties if it were to sell such properties.

Inflation could adversely affect SG DevCorp.’s business and financial results.

Inflation could adversely affect SG DevCorp.’s business and financial results by increasing the costs of land, raw materials and labor needed to operate SG DevCorp.’s business. If SG DevCorp.’s markets have an oversupply of housing, relative to demand, SG DevCorp. may be unable to offset any such increases in costs with corresponding higher sales prices for its units or buildings. Inflation may also accompany higher interest rates, which could adversely impact potential customers’ ability to obtain financing on favorable terms, thereby further decreasing demand. If SG DevCorp. is unable to raise the prices of its units or buildings to offset the increasing costs of its operations, its margins could decrease. Furthermore, if SG DevCorp. needs to lower the price of its units to meet demand, the value of its land inventory may decrease. Inflation may also raise SG DevCorp.’s costs of capital and decrease its purchasing power, making it more difficult to maintain sufficient funds to operate its business.

SG DevCorp. could be impacted by its investments through joint ventures, which involve risks not present in investments in which SG DevCorp. is the sole owner.

SG DevCorp. has and may continue to fund development projects through the use of joint ventures. Joint ventures involve risks including, but not limited to, the possibility that the other joint venture partners may possess the ability to take or force action contrary to its interests or withhold consent contrary to its requests, have business goals which are or become inconsistent with SG DevCorp.’s or default on their financial obligations to the joint venture, which may require it to fulfill the joint venture’s financial obligations as a legal or practical matter. SG DevCorp. and its joint venture partners may each have the right to initiate a buy-sell arrangement, which could cause it to sell its interest, or acquire a joint venture partner’s interest, at a time when it otherwise would not have entered into such a transaction. In addition, a sale or transfer by it to a third party of its interests in the joint venture may be subject to consent rights or rights of first refusal in favor of its partners which would restrict SG DevCorp.’s ability to dispose of its interest in the joint venture. Each joint venture agreement is individually negotiated, and its ability to operate, finance, or dispose of a joint venture project in its sole discretion is limited to varying degrees depending on the terms of the applicable joint venture agreement.

Risks associated with SG DevCorp.’s land and lot inventories could adversely affect its business or financial results.

Risks inherent in controlling, purchasing, holding, and developing land are substantial. The risks inherent in purchasing and developing land parcels increase as consumer demand for housing decreases and the holding period increases. As a result, SG DevCorp. may buy and develop land parcels on which housing units cannot be profitably built and sold. In certain circumstances, a grant of entitlements or development agreement with respect to a particular parcel of land may include restrictions on the transfer of such entitlements to a buyer of such land, which could negatively impact the price of such entitled land by restricting its ability to sell it for its full entitled value. In addition, inventory carrying costs can be significant and can result in reduced margins or losses in a poorly performing community or market. The time and investment required for development may adversely impact its business. In the event of significant changes in economic or market conditions, SG DevCorp. may have to sell units or buildings at significantly lower margins or at a loss, if SG DevCorp. is able to sell them at all. Additionally, deteriorating market conditions could cause SG DevCorp. to record significant inventory impairment charges. The recording of a significant inventory impairment could negatively affect its reported earnings per share and negatively impact the market perception of its business.

SG DevCorp. may not be able to sell its real property assets when it desires.

Investments in real property are relatively illiquid compared to other investments. Accordingly, SG DevCorp. may not be able to sell real property assets when it desires or at prices acceptable to it. This could substantially reduce the funds available for satisfying its obligations, including any debt obligations.

Access to financing sources may not be available on favorable terms, or at all, which could adversely affect SG DevCorp.’s ability to maximize its returns.

SG DevCorp.’s access to third-party sources of financing will depend, in part, on:

●	general market conditions;
●	the market’s perception of its growth potential;
●	with respect to acquisition and/or development financing, the market’s perception of the value of the land parcels to be acquired and/or developed;
●	its current debt levels;
●	its current and expected future earnings;
●	its cash flow; and
●	if applicable, the market price per share of its common stock.

The global credit and equity markets and the overall economy can be extremely volatile, which could have a number of adverse effects on SG DevCorp.’s operations and capital requirements. For the past decade, the domestic financial markets have experienced a high degree of volatility, uncertainty and, during certain periods, tightening of liquidity in both the high yield debt and equity capital markets, resulting in certain periods where new capital has been both more difficult and more expensive to access. If SG DevCorp. is unable to access the credit markets, it could be required to defer or eliminate important business strategies and growth opportunities in the future. In addition, if there is volatility and weakness in the capital and credit markets, potential lenders may be unwilling or unable to provide SG DevCorp. with financing that is attractive to it or may increase collateral requirements or may charge us prohibitively high fees in order to obtain financing. Consequently, SG DevCorp.’s ability to access the credit market in order to attract financing on reasonable terms may be adversely affected. Investment returns on SG DevCorp.’s assets and its ability to make acquisitions could be adversely affected by its inability to secure additional financing on reasonable terms, if at all. Depending on market conditions at the relevant time, SG DevCorp. may have to rely more heavily on additional equity financings or on less efficient forms of debt financing that require a larger portion of its cash flow from operations, thereby reducing funds available for SG DevCorp.’s operations, future business opportunities and other purposes. SG DevCorp. may not have access to such equity or debt capital on favorable terms at the desired times, or at all.

We may not achieve some or all of the expected benefits of the Separation and Distribution, and the Separation and Distribution may materially adversely affect our business.

We may not be able to achieve the full strategic and financial benefits expected to result from the Separation and Distribution, or such benefits may be delayed or not occur at all. The Separation and Distribution is expected to provide the following benefits, among others: (1) enabling SG DevCorp.’s management to more effectively pursue its own distinct operating priorities and strategies; (2) permitting SG DevCorp. to allocate its financial resources to meet the unique needs of its business, which will allow SG DevCorp. to intensify our focus on its distinct strategic priorities and to more effectively pursue its own distinct capital structure and capital allocation strategies; (3) allowing SG DevCorp. to more effectively articulate a clear investment thesis to attract a long-term investor base suited to its respective business and providing investors with a distinct and targeted investment opportunity; (4) creating an independent equity security tracking SG DevCorp.’s underlying business, which should afford direct access to the capital markets and facilitate SG DevCorp.’s ability to consummate future acquisitions or other transactions using its common stock; and (5) permitting SG DevCorp. to more effectively recruit, retain and motivate employees through the use of stock-based compensation that more closely aligns management and employee incentives with specific business goals and objectives related to its business.

We may not achieve these and other anticipated benefits for a variety of reasons, including, among others: (1) the Separation and Distribution will demand management’s time and effort, which may divert management’s attention from operating and growing our business; (2) following the Separation and Distribution, SG DevCorp. may be more susceptible to market fluctuations and other adverse events than if it were still a part of the Company because its business will be less diversified than the Company’s business prior to the completion of the Separation; (3) the Separation may require us to pay costs that could be substantial and material to our financial resources, including accounting, tax, legal and other professional services costs, recruiting costs, and tax costs; and (4) after the Separation and Distribution, we cannot predict the trading prices of SG DevCorp.’s common stock or know whether the combined trading prices of the Company’s common stock and SG DevCorp.’s common stock will be less than, equal to or greater than the market value of the Company’s common stock prior to the Separation and Distribution. If we fail to achieve some or all of the benefits expected to result from the Separation, or if such benefits are delayed, it could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows.

The Company’s plan to separate into two publicly traded companies is subject to various risks and uncertainties and may not be completed in accordance with the expected plans or anticipated timeline, or at all, and will involve significant time and expense, which could disrupt or adversely affect our business.

In December 2022, the Company announced its plan to separate into two publicly traded companies. The Separation and Distribution is subject to the satisfaction of certain conditions (or waiver by the Company in its sole and absolute discretion), including final approval by the Company’s Board of Directors of the final terms of the Separation and Distribution. Furthermore, unanticipated developments or changes, including changes in the law, the macroeconomic environment, competitive conditions of the Company’s markets could delay or prevent the completion of the proposed Separation and Distribution, or cause the Separation and Distribution to occur on terms or conditions that are different or less favorable than expected.

The process of completing the proposed Separation and Distribution has been and is expected to continue to be time-consuming and involves significant costs and expenses. The costs may be significantly higher than what we currently anticipate and may not yield a discernible benefit if the Separation and Distribution is not completed or is not well executed, or the expected benefits of the Separation and Distribution are not realized.

Risks Relating to the Medical Sector

We are dependent on the availability and skill of subcontractors, their willingness to work with us as the clinical operators of our medical modules, and their expertise in the medical industry.

We have relied and expect to continue to rely on subcontractors to perform medical services as the clinical operators and staffers of our medical modules. The inability to contract with skilled subcontractors at reasonable costs and on a timely basis could erode our profit margins and adversely affect our results of operations and cash flows.

Risks Relating to our Common Stock

Our failure to meet the continued listing requirements of the Nasdaq Capital Market could result in a delisting of our common stock.

Our common stock is listed on the Nasdaq Capital Market (“Nasdaq” or the “Nasdaq Capital Market”), which imposes, among other requirements, a minimum bid requirement.Although we are currently in compliance with the continued listing requirements of the Nasdaq Capital Market in the past we have experiences periods of time when we were not compliant with the minimum bid price requirements and, there can be no assurance that we will be able to maintain compliance in the future.

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

              The trading price of our common stock has been and is expected to continue to be volatile and has been and may continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. On March 15, 2023, the reported low sale price of our common stock was $0.86, the reported high sale price was $0.95 and closing price of our common stock was $0.87 while on June 30, 2022, the closing price of our common stock was $1.66. We may incur rapid and substantial decreases in our stock price in the foreseeable future that are unrelated to our operating performance for prospects. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report, these factors include:

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

As of March 29, 2023, there are outstanding options and warrants to purchase 36,436 and 2,025,520 shares of common stock, respectively, in addition to 3,212,504 vested and unvested restricted stock units. The exercise of such options and warrants and the vesting of restricted stock units would dilute the then-existing stockholders’ percentage ownership of our stock, and any sales in the public market of common stock underlying such securities could adversely affect prevailing market prices for the common stock. Moreover, the terms upon which we would be able to obtain additional equity capital could be adversely affected because the holders of our options and warrants can be expected to exercise them at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable to us than those provided by such securities.

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

Item 1B.   Unresolved Staff Comments.

None.

Item 2.      Properties.

Headquarters and Other Office Space

     We lease office space in Miami, Florida for our corporate headquarters. We also lease office space in Bedford, Texas of approximately 1,738 square feet to support SG Echo's procurement and accounting functions.

Development Site

               We own approximately 58 acres of raw land on the Colorado River on Lake Travis in Lago Vista, Texas, outside of the greater Austin area, 117 Acres of raw land in Durant, Oklahoma and 30 Acres of raw land in St Marys, Georgia.

Manufacturing Facilities

SG Echo operates and leases one manufacturing facility of approximately 61,000 square feet. SG Echo is renovating a second manufacturing facility which totals approximately 58,000 square feet of manufacturing space. Both spaces are located in Durant, Oklahoma and the second manufacturing facility will be leased space commencing in 2023.

We believe that our current office spaces are adequate and suitable for our anticipated needs and that suitable additional space will be available at commercially reasonable prices as needed.

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

Holders

As of the close of business on March 28, 2023, there were approximately 82 holders of record of our common stock, which does not reflect those shares held beneficially or those shares held in “street” name. Accordingly, the number of beneficial owners of our common stock exceeds this number. On March 28, 2023, the closing sales price of our common stock as reported on the Nasdaq Capital Market was $0.79.

Dividend Policy

We have never paid any cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. The payment of dividends by us will depend on our future earnings, financial condition and such other business and economic factors as our management may consider relevant.

Recent Sales of Unregistered Securities

We did not sell any unregistered securities from January 1, 2022 through December 31, 2022 that were not previously disclosed in our filings with the SEC.

Issuer Purchases of Equity Securities

We did not repurchase any of our outstanding shares during the fourth quarter of 2022.

Performance Graph and Purchases of Equity Securities

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Transfer Agent and Registrar

The transfer agent and registrar for our common stock is American Stock Transfer and Trust Company, LLC. The transfer agent’s principal business address is 620115th Avenue, Brooklyn, New York 11219, and its telephone number is (800) 937-5449.

Equity Compensation Plan Information

As of December 31, 2022, the following securities issued under equity compensation were outstanding:

Plan Category	Number of Shares Issuable Upon Exercise of Outstanding Options, Warrants or Rights (a) (1)	Weighted- Average Exercise Price of Outstanding Options (b)(2)	Number of Shares Remaining Available for Issuance Under Equity Compensation Plans (Excluding Shares Reflected in Column (a))(c) (3)
Equity compensation plans approved by security holders	3,248,940	$78.71	376,060
Equity compensation plans not approved by security holders	—	—	—
Total	3,248,940	$78.71	376,060

(1)	Includes 36,436 shares issuable upon the exercise of options and 3,212,504 shares issuable upon the vesting of restricted stock units outstanding under the SG Blocks, Inc. Incentive Plan.
(2)	The weighted average exercise price excludes restricted stock units.
(3)	Represents shares available for issuance under the SG Blocks, Inc. Stock Incentive Plan.

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

Results of Operations

Our operations for the years ended December 31, 2022 and 2021 may not be indicative of our future operations.

Years Ended December 31, 2022 and 2021:

	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021
Revenue
Construction services (includes engineering)	$12,752,219	$6,793,690
Medical revenue	11,641,727	31,548,012
Total	24,393,946	38,341,702

Year over year % growth:
Construction services	88%	50%
Medical revenue	(63)%	644%
Consolidated	(36)%	388%

Net revenue % mix:
Construction services	52%	18%
Medical revenue	48%	82%
Consolidated	100%	100%

Operating Income (Loss)
Construction services	(472,039)	(7,041,313)
Medical	2,588,830	8,405,332
Development	(2,137,866)	(203,078)
Corporate and Support	(7,208,895)	(7,143,791)
Consolidated	(7,229,970)	(5,982,850)
Other Income (Expenses)	140,728	74,478
Add: Net profit attributable to common stockholders of Safe & Green Holdings Corp.	1,229,806	4,924,302
Net loss attributable to common stockholders of Safe & Green Holdings Corp.	(8,319,048)	(10,832,674)

Revenue

During the year ended December 31, 2022, we derived revenue substantially all of our revenue from the following two segments: construction services and medical revenue. Total revenue for the year ended December 31, 2022 was $24,393,946 compared to $38,341,702 for the year ended December 31, 2021. Revenue decreased 36% in 2022, compared to the prior year.

Medical revenue decreased 63% in 2022 compared to the prior year. The revenue decline primarily resulted from the decline in COVID-19 testing requirements during the year ended December 31, 2022. The majority of the medical revenue came from operations of our Clarity Mobile joint venture.

Construction services revenue increased 88% in 2022 compared to the prior year. The revenue growth primarily is due to the acquisition of Echo DCL, LLC in September 2020. The revenue growth reflects increased modular revenue from SG Echo's manufacturing facility.

Operating Income (Loss)

Operating loss was $7,229,970 for the year ended December 31, 2022, compared to $5,982,850 for the year ended December 31, 2021, representing an increase of $1,247,120 or 21% in 2022 compared to the prior year.

Construction services operating loss in 2022 was $472,039 as compared to the prior year's operating loss of $7,041,313, primarily due to an increase of jobs and deliver of modular units. The costs of materials such as lumber, plumbing, roofing, and other supplies to modify and build these units were increased due in part to COVID-19 supply chain issues. We purchased Echo in 2020 and assumed their current projects that had lower gross margins due to the increase in materials prices. In addition, we incurred higher than expected material and labor costs on several prototype modules projects in 2021 in order to win future revenue orders.

Medical revenue operating income in 2022 was $2,588,830, as compared to the prior year's operating income of $8,405,332, primarily due to decreased testing samples being collected at our COVID-19 laboratory at LAX airport, partially offset by increased labor costs and lower than anticipated testing volume with our COVID-19 testing program with Memorial Healthcare in Wayne County, Michigan. We have ceased operations with Memorial Healthcare in Q4 2021.

Development operating loss in 2022 is related to operating expenses incurred for certain development projects that were started in 2021 and currently being developed for future use. No revenue has been generated by our development segment in 2022 to offset these operating expenses.

Corporate and support operating loss increased in 2022, as compared to the prior year, and such increase is primarily due to increased overhead costs in public expenses related to SEC compliance and legal costs, increased payroll due to additional head count in SG Echo and stock compensation in order to retain key employees, increases in IT support and increase in insurance expenses to support our various operations.

Other Income (Expense)

Interest income for the year ended December 31, 2022 was $73,821 mainly derived from bank interest and interest associated with an outstanding note receivable. There was $57,266 of interest income for the year ended December 31, 2021. Other income for the year ended December 31, 2022 and 2021 was $403,146 and $62,602, respectively. Other income during 2022 primarily related to a return of escrow from the SG Echo acquisition in the amount of $406,438, legal settlement income of $150,000 and the write off of accounts payable in the amount of $177,965. Interest expense for the year ended December 31, 2022 and 2021 was $336,239 and $1,254, respectively. The increase in interest expense resulted from the notes payable entered into during July 2021. Loss on asset disposal for the year ended December 31, 2021 was $44,081.

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

Liquidity and Capital Resources

As of December 31, 2022 and December 31, 2021, we had an aggregate of $582,776 and $13,024,381, respectively, of cash and cash equivalents. To date, we have financed our operations from revenue generated from operations and sales of our equity and to a lesser extent debt financing.

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

On February 7, 2023, we closed a private placement offering (the “Offering”) of One Million One Hundred Thousand Dollars ($1,100,000.00) in principal amount of the Company’s 8% convertible debenture (the “Debenture”) and a warrant (the “Warrant”) to purchase up to Five Hundred Thousand (500,000) shares of our common stock, to Peak One Opportunity Fund, L.P. (“Peak One”). Pursuant to a Securities Purchase Agreement, dated February 7, 2023 (the “Purchase Agreement”), the Debenture was sold to Peak One for a purchase price of $1,000,000, representing an original issue discount of ten percent (10%). In connection with the offering the Company paid $15,000 as a non-accountable fee to Peak One to cover its accounting fees, legal fees and other transactional costs incurred in connection with the transactions contemplated by the Purchase Agreement and issued 50,000 shares of its restricted common stock (the “Commitment Shares”) to Peak One Investments, LLC (“Investments”), the general partner of Peak One.

The Debenture matures twelve months from its date of issuance and bear interest at a rate of 8% per annum payable on the maturity date. The Debenture is convertible, at the option of the holder, at any time, into such number of shares of common stock of the Company equal to the principal amount of the Debenture plus all accrued and unpaid interest at a conversion price equal to $1.50 (the “Conversion Price”), subject to adjustment for any stock splits, stock dividends, recapitalizations and similar events and in the event the Company, at any time while the Debenture is outstanding, issues, sells or grants any option to purchase, or sells or grants any right to reprice, or otherwise disposes of, or issues common stock or other securities convertible into, exercisable for, or otherwise entitle any person the right to acquire, shares of common stock, other than with respect to an Exempt Issuance (as defined in the Debenture), at an effective price per share that is lower than the then Conversion Price. In the event of any such anti-dilutive event, the Conversion Price will be reduced at the option of the holder to such lower effective price of the dilutive event, subject to a floor price of $0.40 per share, unless and until the Company obtains shareholder approval for any issuance below such floor price.

As of December 31, 2022, our stockholders’ equity was $14,439,562 compared to $21,715,789 as of December 31, 2021. Our net loss for the years ended December 31, 2022 and 2021 was $7,089,242 and $5,908,372, respectively. Net cash used in operating activities was $5,630,614 and $662,759 for the years ended December 31, 2022 and 2021, respectively. The increase resulted mainly from a decrease of approximately $5,500,000 in working capital, an increase of approximately $1,150,000 in non-cash stock compensation expense offset by an increase in the overall net loss of approximately $1,180,000 in the year ended December 31, 2022 compared to year ended December 31, 2021.

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

Cash Flow Summary

	For The Year Ended December 31,

	2022	2021
Net cash provided by (used in):
Operating activities	$(5,630,614)	$(662,759)
Investing activities	(3,853,298)	(9,471,257)
Financing activities	(2,957,693)	10,148,041
Net increase (decrease) in cash and cash equivalents	$(12,441,605)	$14,025

Operating activities used net cash of $5,630,614 during the year ended December 31, 2022, and $662,759 during the year ended December 31, 2021. Generally, our net operating cash flows fluctuate primarily based on changes in our profitability and working capital. Cash used in operating activities increased by approximately $5,000,000 primarily due to a decrease in working capital due in part to decreases in accounts payable with the additions of operations of new entities, SG DevCorp. and SG Echo, from the corresponding period of the prior years. In addition, we had an increase of approximately $1,085,000 in stock-based compensation and an increase in the overall net loss of approximately $1,181,000, during the year ended December 31, 2022 compared to the year ended December 31, 2021.

Investing activities used net cash of $3,853,298 during the year ended December 31, 2022, and $9,451,257 during the year ended December 31, 2021. Cash used in investing activities decreased from the corresponding period of the prior year primarily due to the purchase of property, plant and equipment of approximately $4,820,000 which includes the land purchase for the Lago Vista - Austin project and investments in two SG DevCorp. entities totaling approximately $3,600,000 during 2021.

Financing activities used net cash of $2,957,693 during the year ended December 31, 2022, and provided net cash of $10,148,041 during the year ended December 31, 2021. Cash provided by financing activities decreased by approximately $13,106,000 due to approximately $10,488,000 received in proceeds from a public stock offering and proceeds of $2,000,000 from the proceeds of a short-term notes payable during the year ended December 31, 2021.

We provide services to our construction customers in three separate phases: the design phase, the architectural and engineering phase and the construction phase. Each phase is independent of the other, but builds through a progression of concept through delivery of a completed structure. These phases may be embodied in a single contract or in separate contracts, which is typical of a design build process model. As of December 31, 2022, we had 11 projects totaling $6,810,762 under contract, which, if they all proceed to construction, will result in us constructing approximately 68,000 square feet of modular space. Of these contracts, all eleven (11) projects combine all three phases or parts thereof and including construction. We expect that all of this revenue will be realized by December 31, 2023.

Backlog may fluctuate significantly due to the timing of orders or awards for large projects and is not necessarily indicative of future backlog levels or the rate at which backlog will be recognized as revenue. The increase in backlog at December 31, 2022 is primarily attributable to one new contract we entered into during the fourth quarter of 2022 for approximately $5,771,000.We expect that all of this revenue will be realized by December 31, 2023.

There can be no assurance that our customers will decide to and/or be able to proceed with these construction projects, or that we will ultimately recognize revenue from these projects in a timely manner or at all.

Off-Balance Sheet Arrangements

As of December 31, 2022 and 2021, we had no material off-balance sheet arrangements to which we are a party.

In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector. These agreements are typically with consultants and certain vendors. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of December 31, 2022.

Critical Accounting Estimates and New Accounting Pronouncements

Critical Accounting Estimates

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

On October 3, 2019, we entered into an Exclusive License Agreement (“ELA” ) pursuant to which we granted an exclusive license for our technology as outlined in the ELA. The ELA is described below. Under the ELA, we were to receive royalty payments based upon gross revenues earned by the licensee for commercialized products within the field of design and project management platforms for residential use, including single-family residences and multi-family residences, but excluding military housing. We have determined that the ELA granted the licensee a right to access our intellectual property throughout the license period (or its remaining economic life, if shorter), and thus recognizes revenue over time as the licensee recognizes revenue and we have the right to payment of royalties. On June 15, 2021 we terminated the Exclusive License Agreement with CPF that we had entered into on October 3, 2019. No revenue has been recognized under the ELA for the years ended December 31, 2022 and 2021.

On October 9, 2019, we entered into a Right of First Refusal Agreement (the “Agreement”) with CMC Development LLC (“CMC”).  See Note 3 for a discussion on the Right of First Refusal Agreement. Under the agreement, we have a right of first refusal with respect to being engaged as a designer and builder of any real estate projects for which CMC has secured the rights to develop and in which CMC has a greater than fifty percent (50%) interest in the owner or developer entity and has the right to select the builder for such real estate project (the “ROFR Rights”). In exchange for such ROFR Rights, we agreed to issue to CMC 2,500 shares of restricted stock of our common stock, of which 1,250 shares will vest and be issued on September 30, 2020 and the remaining 1,250 shares will vest and be issued on September 30, 2021, unless the Agreement is earlier terminated. In the event that the Agreement is earlier terminated, CMC will still be entitled to receive the entire amount of such restricted stock that has vested as of such earlier termination date, but in no event less than 1,250 shares of such restricted stock. The Agreement also provides for customary indemnification and confidentiality obligations between the parties. The 2,500 shares of restricted stock of our common stock have yet to be issued to CMC.

The Agreement also provides that CMC has engaged us to build and design, in the aggregate, approximately 100 residential and commercial units at 1100 Ridge Avenue, Atlanta, Georgia, which is known as the “Ridge Avenue, Atlanta Project.” The total cost of the project is $16,900,000. The project is a residential project but it was not subject to the recently terminated ELA. The planning stage of the project was initially delayed due to COVID-19. We are no longer participating in Ridge Avenue as CMC has decided to proceed with this project as a traditional construction build. We reported this as a cancellation within our backlog footnote, see Note 13 on this discussion. No revenue has been recognized under the Agreement during the years ended December 31, 2022 and 2021.

We entered into a joint venture agreement with Clarity Lab Solutions, LLC (“Clarity Labs”) (the “JV”). Revenue from the activities of the JV is related to clinical testing services and is recognized when services have been rendered, which is at a point in time. In addition, we formed Chicago Airport Testing, LLC which collects rental revenue. For the years ended December 31, 2022 and 2021, the Company recognized approximately $11.6 million and $31.5 million, respectively, related to activities through these two joint ventures, which is included in medical revenue on the accompanying consolidated statements of operations.

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

Goodwill. Goodwill represents the excess of reorganization value over the fair value of identified net assets upon emergence from bankruptcy. In accordance with the accounting guidance on goodwill, SGB performs its impairment test of goodwill at the reporting unit level each fiscal year, or more frequently if events or circumstances change that would more likely than not reduce the fair value of its reporting unit below its carrying value. Our evaluation of goodwill completed during the year ended December 31, 2022, resulted in no impairment loss.

Intangible assets – Intangible assets consist of $2,766,000 of proprietary knowledge and technology, which is being amortized over 20 years. In addition, included in intangible assets is $97,164 of trademarks, and $115,632 of website costs that are being amortized over 5 years. We evaluated intangible assets for impairment during the year ended December 31, 2022, and determined that there are no impairment losses.

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

The following is a reconciliation of EBITDA and Adjusted EBITDA to the nearest GAAP measure, net loss:

	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021
Net loss attributable to common stockholders of Safe & Green Holdings Corp.	$(8,319,048)	$(10,832,674)
Addback interest expense	336,239	1,254
Addback interest income	(73,821)	(57,266)
Addback depreciation and amortization	615,191	605,405
EBITDA (non-GAAP)	(7,441,439)	(10,283,281)

Addback loss on asset disposal	25,265	44,081
Addback litigation expense	664,724	570,934
Addback stock-based compensation expense	2,798,844	1,647,391
Adjusted EBITDA (non-GAAP)	$(3,952,606)	$(8,020,875)

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.          Financial Statements and Supplementary Data.

Our financial statements and the notes thereto, together with the report thereon of Whitley Penn LLP, our registered public accounting firm, dated March 29, 2023, appear beginning on page F-1 of this report.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on our assessment, we concluded that, as of December 31, 2022, our internal control over financial reporting was effective based on those criteria.

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

(c) Changes in Internal Control over Financial Reporting

There were changes made to our internal control process that improved the timely closing of our accounting records and added additional steps within our review process for complex and new transactions over financial reporting that occurred during the fourth quarter of 2022.

Item 9B.     Other Information.

None.

Item 9C.      Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

                Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Below is certain information regarding our directors and executive officers.

Name of Director or Executive Officer	Ages	Position	Served as an Officer and/or Director Since
Paul M. Galvin	60	Chairman of the Board, Chief Executive Officer and Interim Chief Financial Officer	November 2011
William Rogers	55	Chief Operating Officer	December 2020
Yaniv Blumenfeld	50	Director	April 2018
Christopher Melton (2)(4)(5)	51	Director	November 2011
David Villarreal	71	Director	May 2021
Shafron E. Hawkins (1)(3)(4)	48	Director	December 2022
Elizabeth Cormier-May (1)(3)(4)	41	Director	January 2023
(1)	Audit Committee Member.
(2)	Audit Committee Chairman.
(3)	Compensation Committee Member.
(4)	Nominating and Corporate Governance Committee Member.
(5)	Lead Independent Director.

Paul M. Galvin was appointed as a director and the Company’s Chief Executive Officer upon consummation of the reverse merger among CDSI Holdings Inc., CDSI Merger Sub, Inc., the Company, and certain stockholders of the Company on November 4, 2011 (the “Merger”). He was appointed as Interim Chief Financial Officer on May 18, 2022. Mr. Galvin is a founder of Safe & Green, LLC, the predecessor entity of the Company. He has served as the Chief Executive Officer of the Company since April 2009 and as a director of the Company since January 2007. Mr. Galvin has been a managing member of TAG Partners, LLC (“TAG”), an investment partnership formed for the purpose of investing in the Company, since October 2007. Mr. Galvin brings over 30 years of experience developing and managing real estate, including residential condominiums, luxury sales and market rate and affordable rental projects. Prior to his involvement in real estate, he founded a non-profit organization that focused on public health, housing and child survival, where he served for over a decade in a leadership position. During that period, Mr. Galvin designed, developed and managed emergency food and shelter programs through New York City’s Human Resources Administration and other federal and state entities. From November 2005 to June 2007, Mr. Galvin was Chief Operating Officer of a subsidiary of Yucaipa Investments, where he worked with religious institutions that needed to monetize underperforming assets. While there, he designed and managed systems that produced highest and best use analyses for hundreds of religious assets and used them to acquire and re-develop properties across the U.S. Mr. Galvin holds a Bachelor of Science in Accounting from LeMoyne College and a Master’s Degree in Social Policy from Fordham University. He was formerly an adjunct professor at Fordham University’s Graduate School of Welfare. Mr. Galvin previously served for 10 years on the Sisters of Charity Healthcare System Advisory Board and six years on the board of SentiCare, Inc. In 2011, the Council of Churches of New York recognized Mr. Galvin with an Outstanding Business Leadership Award.

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

Shafron Hawkins was appointed as a director of the Company in December of 2022. Shafron Hawkins’ career spans the industries of financial services, government and nonprofits. Hawkins started his career working for TD Waterhouse Securities in its active investors division before moving to Credit Suisse First Boston. In June 2002, Hawkins founded Hawkins Capital Group, where he served as Principal while helping raise acquisition capital for small companies. In 2016, Hawkins became a legislative fellow in the U.S. House of Representatives, advising a Way and Means Committee member and helping push forward the Simplifying America’s Tax System (SATS) plan. Soon after, Hawkins served as a U.S. Senate Tax and Trade Counsel where he worked to expand the Tax Cuts and Jobs Act to include the Opportunity Zones provision. Hawkins also served as Majority Staff Director for the Senate Finance Subcommittee on Energy, Natural Resources, and Infrastructure, having previously served as Majority Staff Director for the Senate Finance Subcommittee on Fiscal Responsibility and Economic Growth. Upon leaving Capitol Hill, Hawkins founded the Opportunity Funds Association, an organization that helps advocate for Opportunity Zones and drive investments into underserved areas. In 2022, Hawkins worked with Congress to introduce the bi-partisan, bi-cameral Opportunity Zones Transparency Extension and Improvement Act which achieves the OFA member policy goals of increased investment and greater transparency in Opportunity Zones.

Mr. Hawkins earned his undergraduate degree in economics from The Ohio State University, his MBA from Columbia Business School as a Credit Suisse First Boston Fellow, and his JD from the Moritz College of Law at OSU. He is currently an adjunct professor at the Cleveland State University College of Law.

We selected Mr. Hawkins to serve on our Board because he brings extensive knowledge with respect to the financial services, government and nonprofit industries. Mr. Hawkins’s pertinent experience, qualifications, attributes and skills include financial literacy and expertise, managerial experience and the knowledge and experience he has attained through his financial services, government and nonprofit activities.

Elizabeth Cormier-May was appointed as a director of the Company in January 2023. Ms. Cormier-May began her career as a medicinal chemist, specializing in early discovery oncology at the Novartis institute for Biomedical Research. Ms. Cormier-May currently serves as CEO and Board Director of Mammogen, Inc., as well as the Chairman of the Board, Co-Founder, and CEO of Dragonfly Data Ventures. Mammogen, Inc. is a women’s health diagnostics company focused on the noninvasive detection of disease in its earliest stages. Mammogen is one of 3 companies within the IV BioHoldings (IVBH) ecosystem, where Ms. Cormier-May also serves as the SVP and Chief Commercial Officer. IVBH is a privately held bio-innovation platform that seeks to conceive, create and develop first-in-category precision health technologies and companies that radically improve detection, diagnosis and treatment of disease. Ms. Cormier-May has served since January 2022 as Senior Vice President and Chief Commercial Officer of IV Bioholdings, LLC, a privately held bio-innovation platform seeking to conceive, create and develop first-in-category precision health technologies and companies that radically improve detection, diagnosis and treatment of disease, serves and has served since March 2021 as a director and Chief Executive Officer of Mammogen. Inc.,a privately held Women’s health diagnostics start-up, part of the IV BioHoldings, LLC bio innovation studio, and serves and has served since April 2019, as Chairman of the Board, Co-Founder and Chief Executive Officer of Dragonfly Data Ventures, Inc., a privately held data influence platform, seeking to create a gamified consumer platform that allows users to own, manage, and monetize their health, wellness, fitness, and transactional data. From May 2016 to March 2019, Ms. Cormier-May served as Vice President and Head of Commercial Diagnostics of Exosome Diagnostics, Inc., a personalized healthcare company acquired by Bio-Teche in August 2018. From June 2004 to May 2016, Ms. Cormier-May served in a number of management capacities with various multi-national and other companies in the healthcare and drug development industries. Ms. Cormier-May received her B.A. in organic chemistry from Wheaton College and attended Northeastern University’s chemical biology and organic chemistry program.

We selected Ms. Cormier-May to serve on our Board because she brings extensive knowledge of the biotechnology industry and diagnostics services market. Ms. Cormier-May’s pertinent experience, qualifications, attributes and skills include financial literacy and expertise, managerial experience and the knowledge and experience she has attained through her biotechnology industry and diagnostics services activities.

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

Mr. Galvin currently holds the Chairman and Chief Executive Officer roles. Mr. Melton currently serves as the Lead Independent Director appointed by the majority of the Board. Mr. Villarreal served as our Lead Independent Director until February 2023 when he was appointed President and Chief Executive Officer of SG DevCorp. and was no longer independent.

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

We believe the current leadership structure, with combined Chairman and Chief Executive Officer roles and a Lead Independent Director, best serves the Company and its stockholders at this time. Mr. Galvin possesses detailed and in-depth knowledge of the Company and the industry and the issues, opportunities and challenges we face, and is best positioned to ensure the most critical business issues are brought for consideration by the Board. In addition, having one leader serving as both the Chairman and Chief Executive Officer provides decisive, consistent and effective leadership, as well as clear accountability to our stockholders and customers. This enhances our ability to communicate our message and strategy clearly and consistently to our stockholders, employees, customers and suppliers, particularly during times of turbulent economic and industry conditions. The Board believes the appointment of a strong Lead Independent Director and the use of regular executive sessions of the non-management directors, along with a majority the Board being comprised of independent directors, allow it to maintain effective oversight of management. We believe that the combination of the Chairman and Chief Executive Officer roles is appropriate in the current circumstances and, based on the relevant facts and circumstances, separation of these offices would not serve our best interests and the best interests of our stockholders at this time.

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

The Board has reviewed the materiality of any relationship that each of our directors has with the Company and has determined that each of Messrs. Hawkins, Melton and Ms. Cormier-May, is “independent” in accordance with the Nasdaq Listing Rules. Messrs. Galvin and Villarreal  are not considered “independent” due to their executive position. Mr. Blumenfeld is also not considered "independent" due to compensation he received from certain business relationships he has with us.  As such independent directors comprise a majority of our Board and the members of our Audit, Compensation, and Nominating, Environmental, Social and Corporate Governance Committees are fully independent.

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

Our Board has established a separate standing Audit Committee, Compensation Committee and Nominating, Environmental, Social and Corporate Governance Committee. Each of the Audit Committee, Compensation Committee and Nominating, Environmental, Social and Corporate Governance Committee operates pursuant to a written charter, a copy of which may be viewed on the Company’s website at https ://www.safeandgreenholdings.com under the “Investors — Corporate Governance” tab.

Audit Committee

The members of our Audit Committee are Mr. Melton, who serves as chairperson, Mr. Hawkins and Ms. Cormier-May. The Audit Committee Charter requires that the Audit Committee consist of at least three members of the Board, each of whom is required to be independent as defined by Nasdaq and SEC rules. The Board has determined that each member of the Audit Committee is independent, as defined by Rule 10A-3 of the Exchange Act and Nasdaq Marketplace Rule 5605(a)(2). The Board has also determined that Mr. Melton is an “audit committee financial expert,” as defined in Item 407(d)(5) of Regulation S-K under the Exchange Act.

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

All audit services to be provided to the Company by our independent public accounting firm, Whitley Penn, are pre-approved by the Audit Committee prior to the initiation of such services (except for items exempt from pre-approval requirements under applicable laws and rules). The Audit Committee approved all services provided by Whitley Penn to us during 2022.

Compensation Committee

The members of our Compensation Committee are Mr. Hawkins and Ms. Cormier-May. The Compensation Committee Charter requires that the Compensation Committee consist of at least two members of the Board, each of whom is required to be independent as defined by Nasdaq rules. The Board has determined that each member of the Compensation Committee is independent, as defined in Nasdaq Marketplace Rule 5605(a)(2).

Functions of the Compensation Committee, include, but are not limited to: reviewing and approving, or recommending the Board approve, compensation arrangements for our executive officers, including salary and payments under the Company’s equity-based plans; reviewing compensation for non-employee directors and recommending changes to the Board; and administering our stock compensation plans. Our principal executive officer annually reviews the performance of each of the named executive officers and other officers and makes recommendations regarding the compensation of the named executive officers and other officers and managers of the company, while the Compensation Committee reviews the performance of our principal executive officer. The conclusions and recommendations resulting from our principal executive officer’s review are then presented to the Compensation Committee for its consideration and approval. The Compensation Committee can exercise its discretion in modifying any of our principal executive officer’s recommendations. The Compensation Committee may delegate its authority to a subcommittee of its members.

In performing its functions, the Compensation Committee may retain or obtain the advice of such compensation consultants, legal counsel and other advisors. In March 2022, the Compensation Committee engaged Haigh & Company as its independent compensation consultant. With the assistance of Haigh & Company, the Compensation Committee developed and implemented an organizational framework covering salary, annual bonus and equity ownership, with the goal of attracting and retaining talented individuals who are critical to the Company’s long-term success and aligning pay with performance. Based on the information received from the consultant, the Compensation Committee believes that the work Haigh & Company performed in 2020 did not raise a conflict of interest and that it was fully independent. The Compensation Committee had previously engaged Haigh & Company in September 2020 as its independent compensation consultant.

Nominating, Environmental, Social and Corporate Governance Committee

The Nominating, Environmental, Social and Corporate Governance Committee is currently comprised of, Mr. Melton, Mr. Hawkins and Ms. Cormier-May. The Nominating, Environmental, Social and Corporate Governance Committee Charter requires that the Nominating, Environmental, Social and Corporate Governance Committee consist of at least two members of the Board, each of whom is required to be independent as defined by Nasdaq rules. The Board has determined that each member of the Nominating, Environmental, Social and Corporate Governance Committee is independent, as defined in Nasdaq Marketplace Rule 5605(a)(2). Specific responsibilities of the Nominating, Environmental, Social and Corporate Governance Committee include: (i) considering and recommending to the Board, candidates for election to the Board; (ii) considering recommendations and proposals submitted by stockholders in respect of Board nominees, establishing policies in respect of such recommendations and proposals (including stockholder communications with the board of directors), and recommending any action to the Board in respect of such stockholder recommendations and proposals; (iii) identifying, evaluating and recommending to the board of directors, candidates to serve on committees of the Board; (iv) assessing the performance of the Board; (v) reviewing the Company’s sustainability and societal impact and (vi) reviewing risk governance structure, risk assessment and risk management practices and guidelines, policies and processes for risk assessment and risk management, including cyber security measures.

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

Code of Business Conduct and Ethics

Our Board has adopted a Code of Business Conduct and Ethics that applies to all of our employees, officers and directors, including our principal executive officer, principal financial officer and principal accounting officer. The Code of Business Conduct and Ethics is posted on our website at https://www.safeandgreenholdings.com under the “Investors — Corporate Governance” tab, and is available free of charge, upon request to our Corporate Secretary at Safe & Green Holdings Corp., 990 Biscayne Blvd., #501, Office 12, Miami, FL 33132; telephone number: (646) 240-4235.  Any substantive amendment of the Code of Business Conduct and Ethics, and any waiver of the Code of Business Conduct and Ethics for executive officers or directors, will be made only after approval by the Board or a committee of the Board and will be disclosed on our website. In addition, any such waiver will be disclosed within four days on a Form 8-K filed with the SEC if then required by applicable rules and regulations.

Item 11.  Executive Compensation.

We are a “smaller reporting company” and the following compensation disclosure is intended to comply with the requirements applicable to smaller reporting companies. Although the rules allow us to provide less detail about its executive compensation program, the Compensation Committee is committed to providing the information necessary to help stockholders understand its executive compensation-related decisions. Accordingly, this section includes supplemental narratives that describe the 2022 executive compensation program for our named executive officers.

The following discussion and table relates to compensation arrangements on behalf of, and compensation paid by our Company to, our “named executive officers”: Paul M. Galvin, Gerald Sheeran, and William Rogers.

Summary Compensation Table

The following table sets forth all compensation awarded to, paid to or earned by the following named executive officers for the fiscal years ended December 31, 2022 and 2021:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	All Other Compensation ($)(2)	Total ($)
Paul M. Galvin,	2022	$450,000	$150,000	$402,500	$36,705	$1,039,205
Chairman and Chief Executive Officer and Interim Chief Financial Officer	2021	$400,000	$100,000	$1,183,000	$40,657	$1,723,657

Gerald Sheeran,	2022	$196,875	$56,250	$—	$175,814	$428,939
Former Acting Chief Financial Officer and Controller	2021	$191,250	$64,250	$338,000	$17,529	$611,029

William Rogers	2022	$300,000	$75,000	$—	$26,210	$401,210
Chief Operating Officer	2021	$300,000	$75,000	$802,750	$9,903	$1,187,653

(1)

On November 3, 2022, the Compensation Committee granted RSUs with a value of $402,500 to Mr. Galvin. On October 1, 2021, the Compensation Committee granted RSUs with a value of $1,183,000 to Mr. Galvin, $802,750 to Mr. Rogers and $338,000 to Mr. Sheeran. This column indicates the aggregate grant date fair value, as determined in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation — Stock Compensation (“FASB ASC Topic 718”). See “Note 19 — Share-based Compensation” of the Notes to Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2022 for an explanation of the assumptions made in valuing these awards.

(2)	For 2022, all other compensation consisted of: Mr. Galvin — automobile allowance of $9,600, medical insurance allowance of $25,305 and phone allowance of $1,800; Mr. Sheeran — phone allowance of $500, automobile allowance of $2,000, medical insurance allowance of $4,064, restricted common shares with an approximate value of $38,000 from his separation agreement and a separation payment of $131,250; Mr. Rogers — medical insurance allowance of $10,410, and $14,300 matching contributions under the Company’s qualified 401 (k) plan and $1,500 phone allowance. For 2021, all other compensation consisted of: Mr. Galvin — automobile allowance of $9,600, medical insurance allowance of $29,257 and phone allowance of $1,800; Mr. Sheeran — phone allowance of $1,500, automobile allowance of $1,500, $5,125 matching contributions under the Company's 401(k) plan, medical insurance allowance of $9,404; Mr. Rogers — medical insurance allowance of $8,278 and $1,625 phone allowance.
(3)	Mr. Sheeran’s employment with us terminated on May 12, 2022. Mr. Galvin was appointed Interim Chief Financial Officer on May 18, 2022.

Narrative Disclosure to Summary Compensation Table

Following is a brief summary of each core element of the compensation program for our named executive officers.

Base Salary

We provide competitive base salaries that are intended to attract and retain key executive talent. Base salary levels depend on the executive’s position, responsibilities, experience, market factors, recruitment and retention factors, internal equity factors and our overall compensation philosophy. Effective January 1, 2017, we entered into an employment agreement with Mr. Galvin as described further below under “Employment Agreements.” On July 24, 2018, the Compensation Committee approved an increase to the annual base salary of Mr. Galvin, the Company’s President, retroactive to January 1, 2018. Mr. Galvin’s salary increased from $240,000 to $370,000. Such increases were based on a competitive market assessment provided by Haigh & Company, the Compensation Committee’s independent compensation consultant. On December 1, 2019, the annual base salary for Mr. Galvin decreased from $370,000 to $180,000. On April 24, 2020, the annual base salary for Mr. Galvin increased from $180,000 to $400,000. On July 5, 2022, the annual base salary for Mr. Galvin increased to $500,000.

On August 22, 2019, the Board appointed Gerald Sheeran, the former Controller of the Company, as the acting Chief Financial Officer of the Company. Effective on August 21, 2019, the annual base salary of Mr. Sheeran increased from $120,000 to $180,000 as a result of his appointment to Acting Chief Financial Officer. The annual base salary for Mr. Sheeran decreased from $180,000 to $120,000 effective December 1, 2019. On May 15, 2020, the annual base salary for Mr. Sheeran increased from $120,000 to $180,000. On September 30, 2021, we entered into an employment agreement with Mr. Sheeran as described further below under “Employment Agreements” pursuant to which the annual base salary for Mr. Sheeran increased from $180,000 to $225,000. Mr. Sheeran’s employment terminated on May 12, 2022. As part of his separation agreement, Mr. Sheeran received cash consideration of $131,250. as well as 22,000 shares of restricted common stock.

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

Bonus Payments

Bonus’ were accrued in 2022 for Mr. Galvin for $50,000 and Mr. Rogers for $60,000. Mr. Galvin was paid $50,000 of his 2022 bonus during 2022. Bonus’ were accrued in 2021 for Mr. Galvin for $100,000, Mr. Rogers for $75,000 and Mr. Sheeran for $56,250 and subsequently paid in 2022. Mr. Sheeran had a bonus of $8,000 in 2021 that was approved by management prior to Mr. Sheeran entering into the executive employment agreement.

Equity Awards

During 2021 and 2022, we granted restricted stock unit awards to our key employees, including our named executive officers, as the long-term incentive component of our compensation program .

Employment Agreements

The following discussion relates to compensation arrangements on behalf of, and compensation paid by the Company to, Messrs. Galvin, and Armstrong pursuant to the terms of their employment/consulting agreements with the Company.

Paul M. Galvin

We employ Mr. Galvin, our Chief Executive Officer, Interim Chief Financial Officer and Chairman of the Board, pursuant to an employment agreement, effective January 1, 2017. The employment agreement provided for an initial term of two years, with automatic renewals unless earlier terminated pursuant to the provisions of the employment agreement. The employment agreement originally provided for base compensation in the amount of $240,000 per year, which was increased to $370,000 in early 2019, but subsequently reduced to $180,000 in December 2019. The employment agreement also provides for incentive compensation at the discretion of our Board. The agreement provides for the payment of severance compensation in an amount equal to one year of his base annual salary, if his employment is terminated by the Company other than for “Cause,” as defined therein. In April 2020, we entered into an amendment to Mr. Galvin’s employment agreement employment to December 31, 2021 and increased the annual base salary to $400,000, provide for a performance bonus structure for a bonus of up to 50% of base salary upon the Company’s achievement of $2,000,000 EBITDA and additional performance bonus payments for the achievement of EBITDA in excess of $2,000,000 based on a percentage of the incremental increase in EBITDA (ranging from 10% of the incremental increase in EBITDA if the Company achieves over $2,000,000 and up to $7,000,000 in EBITDA, 8% of the incremental increase in EBITDA if the Company achieves over $7,000,000 and up to $12,000,000 in EBITDA and 3% of the incremental increase in EBITDA over $12,000,000), provide for a profits-based additional bonus of up to $250,000 in certain limited circumstances, and provide for one (1) year severance, plus a pro-rated amount of any unpaid bonus earned by him during the year as verified by the Company’s principal financial officer, if Mr. Galvin is terminated without cause. At the Company’s option, up to fifty (50%) percent of the EBITDA performance bonuses may be paid in restricted stock units if then available for grant under the Company’s Stock Incentive Plan. In July 2022, we entered into an amendment to Mr. Galvin’s employment agreement to increase his annual base salary to $500,000. All other terms of the employment agreement remain in full force and effect.

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

Pursuant to the terms of the Rogers Employment Agreement, October 1, 2021, Mr. Rogers was issued a restricted stock grant under our Plan of 37,500 shares of the Company’s common stock, vesting upon issuance, and a restricted stock grant under the Plan of 200,000 shares of our common stock, vesting monthly over two years.

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

Mr. Sheeran’s employment terminated on May 12, 2022. As part of his separation agreement, Mr. Sheeran received cash consideration of $131,250 as well as 22,000 shares of restricted common stock.

David Villarreal

On February 3, 2023, SG DevCorp. entered into an executive employment agreement with David Villarreal to employ Mr. Villarreal as its President and Chief Executive Officer for an initial term of two (2) years, which provides for an annual base salary of $300,000, a discretionary bonus of up to 25% of his base salary upon achievement of objectives as may be determined by the SG DevCorp. board of directors and severance in the event of a termination without cause in amount equal to equal to one year’s annual base salary and benefits.

Pursuant to the terms of the employment agreement, subject to SG DevCorp. Board of Directors approval, SG DevCorp. agreed to issue to Mr. Villarreal a restricted stock grant of under SG DevCorp.’s 2023 Incentive Compensation Plan for six hundred fifty thousand shares (650,000) shares of SG DevCorp.'s common stock, vesting fifty percent (50%) upon issuance, with the balance vesting quarterly on a pro-rata basis over the next eighteen (18) months of continuous service.

Mr. Villarreal is subject to a one-year post-termination non-compete and non-solicit of employees and clients. He is also bound by confidentiality provisions.

RSU Grants

On November 3, 2022, the Company's Compensation Committee (the “Compensation Committee”) of the Board of Directors of Safe & Green granted Paul Galvin, the Company’s Chairman and CEO, an award of 250,000 restricted stock units (RSUs) under the Plan vesting quarterly over two years.

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding the outstanding option awards held by the named executive officers as of December 31, 2022:

		Options Awards				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)
Paul M. Galvin	11/3/2022	—	—	—	—	218,750(6)	$299,688
	10/1/2021	—	—	—	—	131,250(7)	$179,813
	3/30/2018	4,108(5)	—	$92.20	3/30/2028	—	—
	3/10/2017	5,298(1)	—	$100.00	3/10/2027	—	—
	3/10/2017	3,973(1)	—	$120.00	3/10/2027	—	—
	1/30/2017	4,841(2)	—	$60.00	1/30/2027	—	—
	11/01/2016	4,914(3)	—	$60.00	11/01/2026	—	—
	11/01/2016	667(4)	—	$60.00	11/01/2026	—	—

William Rogers	10/1/2021	—	—	—	—	75,000(8)	$102,750

63

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

(4)	Mr. Galvin received these options in connection with their service as directors of the Company. The options vested in equal quarterly installments on the last day of each fiscal quarter following the date of grant and vested in full as of September 30, 2017.
(5)	These options vest in equal quarterly installments over a two year period, beginning March 31, 2018, and vested in full as of December 31, 2019.
(6)	The shares subject to these restricted stock units vest in equal installments over a two year period, beginning November 3, 2022 and vest in full as of October 1, 2024.
(7)	The shares subject to these restricted stock units vest in quarterly installments over a two year period, beginning October 1, 2021, and vest in full as of September 30, 2023.
(8)	The shares subject to these restricted stock units vest in equal monthly installments over a two year period, beginning October 1, 2021, and vest in full as of September 30, 2023.

DIRECTOR COMPENSATION

Compensation Program

Our director compensation program is designed to attract and retain highly qualified directors and align their interests with those of our stockholders. We compensate directors who are not employed by the Company with a combination of cash and equity awards. Mr. Galvin did not receive any compensation for serving on our Board in 2022.

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

During its annual review of the director compensation program in 2021, the Compensation Committee considered an analysis prepared by its independent consultant, Haigh & Company, which summarized director compensation trends for independent directors and pay levels at the same peer companies used to evaluate the compensation of our named executive officers. Following this review, and after considering the advice of Haigh & Company about market practices and pay levels, the Compensation Committee recommended, and the Board approved, the new compensation program for non-employee directors described below, which remained in effect during 2022.

Cash Fees

The following table sets forth the cash fee schedule for compensating non-employee directors from January 2022 through December 2022:

1/22 – 12/22
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

Annual Equity Awards

In addition, pursuant to the Plan, during 2022 non-employee directors received an annual grant of 80,000 RSUs (the “Equity Awards”), with a grant date value of approximately $104,000. The RSUs were issued on November 18, 2022 and vest quarterly over two years from the date of grant and, if earlier, in full on the date of the 2023 Annual Meeting of Shareholders.

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

DIRECTOR COMPENSATION TABLE

The following table sets forth information regarding all forms of compensation that were both earned by and paid to our non-employee directors during the year ended December 31, 2022. The compensation arrangements for Mr. Galvin is disclosed in the Summary Compensation Table set forth in the “Executive Compensation” section of this Annual Report. Mr. Galvin did not receive compensation for his services as a director during the year ended December 31, 2022.

Name	Fees Earned or Paid in Cash ($)	Stock Awards(1)	All Other Compensation ($)	Total
Yaniv Blumenfeld (2)	$40,000	$26,000	$—	$66,000
Maggie Coleman	$35,626	$—	$—	$35,626
Christopher Melton	$52,500	$26,000	$—	$78,500
Joseph Safina (3)	$40,000	$26,000	$—	$66,000
David Villarreal (3)	$65,000	$26,000	$—	$91,000
Shafron Hawkins (4)	$—	$—	$—	$—

(1)	This column indicates the aggregate grant date fair value, as determined in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation — Stock Compensation (“FASB ASC Topic 718”), of the RSUs granted in November 2022. See “Note 19 — Share-based Compensation” of the Notes to Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2022 for an explanation of the assumptions made in valuing these awards.
(2)	Does not include $66,296 paid to a company controlled by Mr. Blumenfeld for development work related to the Company’s Lago Vista project and $75,000 in consulting fees paid to Mr. Blumenfeld’s spouse in connection with the Company’s Covid 19 testing program.

(3)	Mr. Safina and Mr. Villarreal joined the Board in May 2021 and Mr. Safina resigned as a Board member on November 20,2022.
(4)	Mr. Hawkins joined the Board on December 22, 2022.

The aggregate number of option and stock awards outstanding (including exercisable and unexercised stock options and vested and unvested RSUs) as of December 31, 2022 for each non-employee director was as follows:

Name	Option Awards (#)	Stock Awards (#)
Yaniv Blumenfeld	—	50,625
Maggie Coleman	—	32,754
Christopher Melton	833	50,625
Joseph Safina	—	31,834
David Villareal	—	31,834
Shafron Hawkins	—	—

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Unless otherwise indicated the mailing address of each of the stockholders below is c/o Safe & Green Holdings Corp., 990 Biscayne Blvd., #501, Office 12, Miami, FL 33132. Except as otherwise indicated, and subject to applicable community property laws, except to the extent authority is shared by both spouses under applicable law, the Company believes the persons named in the table have sole voting and investment power with respect to all shares of common stock held by them.

The following table sets forth certain information, as of March 29, 2023, with respect to the beneficial ownership of our common stock by each of the following:

•         each person who is known by us to be the beneficial owner of more than 5% of our outstanding stock;

•         each of our directors;

•         each of our named executive officers; and

•         all of our directors and executive officers as a group.

As of  March 29, 2023, we had 14,314,800 shares of common stock outstanding.

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

	Common	Shares subject to Options &	Total Number of Shares Beneficially	Percentage
Name of Beneficial Owner(1)	Stock	RSU	Owned	Ownership
Executive Officers & Directors
Paul M. Galvin, Chairman and Chief Executive Officer(2)	384,679	95,810	480,489	3.3%
Yaniv Blumenfeld, Director(3)	44,029	7,791	51,820	*
Christopher Melton, Director(4)	27,405	9,610	37,015	*
Elizabeth Cormier-May, Director	—	—	—	*
William Rogers(6)	94,807	28,627	123,434	*
Gerald Sheeran, Former Acting Chief Financial Officer(6)	45,908	42,092	88,000	*
David Villarreal, Director (7)	9,895	6,939	16,834	*
Shafron Hawkins	—	—	—	—
All Named Executive Officers and Directors, as a group (9 persons)	606,723	190,869	797,592	5.57%
Greater than 5% stockholders other than executive officers and directors
Group One Trading, LP(8)	1,307,907			9.14%
John William Shaw(9)	3,148,500			20.92%

*	Less than 1% ownership interest.

(1)	The number of shares and the percent beneficially owned by each entity or individual are based upon 14,314,800 shares of common stock outstanding and assume the exercise of all exercisable options and vesting of all outstanding time-based restricted stock units (including those that would be exercisable or vested within 60 days of March 29, 2023). The percent beneficially owned is a fraction, the numerator of which is the number of shares of common stock beneficially owned by each entity or individual (including any exercisable options, as described herein) and the denominator of which is the number of outstanding shares of common stock plus the number of shares of common stock which would be issued upon (i) exercise by the subject entity or individual of such entity or individual’s own options and warrants and (ii) vesting of outstanding time-based restricted stock units. This method of computing the percent beneficially owned results in the aggregate ownership percentages of all owners exceeding 100%.

(2)	Includes 384,172 shares of common stock held directly by Mr. Galvin and 507 shares held by TAG Partners, LLC (“TAG”), an investment partnership formed for the purpose of investing in the Company. Mr. Galvin is a managing member of and has a controlling interest in TAG and may be deemed to beneficially own the share of common stock held by TAG, over which he has shared voting and dispositive power. Mr. Galvin disclaims beneficial ownership of the shares of common stock held by TAG except to the extent of his pecuniary interest therein. Also includes 23,800 options to purchase our common shares presently exercisable or exercisable within 60 days of March 29, 2023. Includes 72,010 in vested RSUs and does not include 275,000 unvested RSUs that will not vest within 60 days of March 29, 2023.

(3)	Includes 44,029 shares of common stock directly held by Mr. Blumenfeld. Includes 7,791 in vested RSUs and does not include 15,896 unvested RSUs that will not vest within 60 days of March 29, 2023.

(4)	Includes 20 shares of common stock held in Mr. Melton’s retirement account, which Mr. Melton indirectly owns, and 27,385 shares of common stock held directly by Mr. Melton. Includes 833 options held by Mr. Melton to purchase our common stock presently exercisable or exercisable within 60 days of March 29, 2023. Includes 8,777 in vested RSUs and does not include 15,000 unvested RSUs that will not vest within 60 days of March 29, 2023.

(5)	Includes 94,807 shares of common stock directly held by Mr. Rogers. Includes 28,627 in vested RSUs and and does not include 58,333 unvested RSUs that will not vest within 60 days of March 29, 2023.

(6)

Includes 45,908 shares of common stock held by Mr. Sheeran. Also includes 1,250 options to purchase common stock presently exercisable or exercisable within 60 days of March 29, 2023. Includes 40,842 in vested RSUs.

(7)	Includes 9,895 shares of common stock directly held by Mr. Villarreal. Includes 6,939 in vested RSUs and does not include 15,000 unvested RSUs that will not vest within 60 days of March 29, 2023.

(8)	Information is based upon a Schedule 13G filed with the SEC on June 3, 2022 by Kyle Tondo-Kramer, the Chief Compliance Officer of Group One Trading, LP. The address of Group One Trading, LP is 425 S. Financial Place, Suite 3400, Chicago, Illinois 60605.

(9)	Information is based upon a Schedule 13D filed with the SEC on March 29, 2023 by John William Shaw. The address of Mr. Shaw is 1005 E. Las Tunas Drive, #116, San Gabriel, California 91776. This amount (a) includes the rights to purchase 734,500 shares in the aggregate that are exercisable subject to various call option contracts and (b) excludes short put option contracts pursuant to which the Reporting Person may be required to purchase up to 1,306,100 shares in the aggregate.

Equity Compensation Plan Information

See Part II, Item 5— Equity Compensation Plan Information for certain information regarding our equity compensation plans.

Item 13.     Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

The following is a summary of transactions since January 1, 2021 to which we have been a party in which the amount involved exceeded $120,000 and in which any of our executive officers, directors or beneficial holders of more than five percent of our capital stock had or will have a direct or indirect material interest, other than compensation arrangements and equity awards granted to our executive officers and directors during 2021 and 2022 that are described under the sections of this proxy statement entitled “Executive Compensation” and “Director Compensation”.

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

On or about September 14, 2021, the Company and its former President and Chief Financial Officer, Mahesh Shetty, entered into a settlement and release agreement resolving their respective claims. On September 14, 2021, the parties filed a joint motion seeking court approval of the settlement. The motion to approve the settlement remains pending before the court.

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

Item 14.     Principal Accountant Fees and Services.

Whitley Penn LLP serves as our independent registered public accounting firm.

Independent Registered Public Accounting Firm Fees

The following table sets forth the aggregate fees for professional service rendered by Whitley Penn for each of the last two fiscal years:

	2022	2021
Audit fees(1)	$251,500	$225,000
Audit-related fees(2)	—	—
Tax fees(3)	—	—
All other fees(4)	—	—
Totals	$251,500	$225,000

(1)	Audit fees include fees paid to Whitley Penn for professional services rendered for the audit for our annual financial statements and reviews of the financial statements included in our Quarterly Reports on Form 10-Q and fees related to securities registration statements and related comfort letter procedures.
(2)	Audit-related fees principally involve other assurance and related services.
(3)	Tax services include tax compliance and tax planning consulting services. No tax services were performed for us by Whitley Penn in 2022 or 2021.
(4)	No other services were performed for us by Whitley Penn in 2022 or 2021.

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

PART IV

Item 15.      Exhibit and Financial Statement Schedules.

(a)(1)     INDEX TO 2022 CONSOLIDATED FINANCIAL STATEMENTS:

Our financial statements and the notes thereto, together with the report thereon of Whitley Penn LLP, our registered public accounting firm, dated March 30, 2023, appear beginning on page F-1 of this Annual Report. See of the Consolidated Financial Statements included in this Annual Report.

(a)(2)     FINANCIAL STATEMENT SCHEDULES

All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(a)(3)      EXHIBITS

The information required by this Item is listed in the accompanying Exhibit Index below.

Item 16.   Form 10-K Summary.

      Not applicable.

Exhibit Index

Exhibit No.	Description
2.1	Order Confirming Debtors’ Amended Plan of Reorganization Under Chapter 11 of the Bankruptcy Code (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on July 7, 2016 (File No. 000-22563).
2.2	Disclosure Statement for Amended Plan of Reorganization for Safe & Green, et al. under Chapter 11 of the Bankruptcy Code (incorporated herein by reference to Exhibit 2.2 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on July 7, 2016 (File No. 000-22563)).
2.3	Order of the Bankruptcy Court for the Southern District of New York Approving the Disclosure Statement and Setting Plan of Reorganization Confirmation Deadlines (incorporated herein by reference to Exhibit 2.3 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on July 7, 2016 (File No. 000-22563)).
3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on July 7, 2016 (File No. 000-22563)).
3.2	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on July 7, 2016 (File No. 000-22563)).
3.3

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on February 28, 2017 (File No. 000-22563)).

3.4	Certificate of Amendment to Certificate of Designation, dated May 11, 2017 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on May 12, 2017 (File No. 001-38037)).
3.5	Certificate of Elimination of Series A Convertible Preferred Stock, dated December 13, 2018 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on December 17, 2018 (File No. 001-38037)).
3.6	Certificate of Amendment to the Amended and Restated Certificate of Incorporation dated June 5, 2019 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on June 5, 2019 (File No. 001-38037)).
3.7	Form of Certificate of Designation of the Series B Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.7 to the Registration Statement on Form S-1/A as filed by the Registrant with the Securities and Exchange Commission on December 9, 2019 (File No. 333-235295))
3.8	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, as amended, of the Company (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on February 5, 2020 (File No. 001-38037)).
3.9	Amended and Restated Bylaws of the Company dated June 4, 2021 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on June 7, 2021 (File No. 001-38037)).

3.10	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, as amended, of the Company (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on December 22, 2022 (File No. 001-38037)).
4.1	Form of Warrant to Purchase Common Stock (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on July 14, 2017 (File No. 001-38037)).

4.2	Form of Indenture (incorporated herein by reference to Exhibit 4.2 to the Registration Statement on Form S-3 as filed by the Registrant with the Securities and Exchange Commission on December 18, 2018 (File No. 333-228882)).
4.3	Form of Common Stock Purchase Warrant (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on May 1, 2019 (File No. 001-38037)).
4.4	Form of Series A Common Stock Purchase Warrant (incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on May 1, 2019 (File No. 001-38037)).
4.5	Form of Representative’s Warrant Agreement (incorporated herein by reference to Exhibit 4.1 of the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on July 31, 2019 (File No. 001-38037)).
4.6	Form of 9% Secured Note (incorporated herein by reference to Exhibit 4.1 of the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on February 6, 2020 (File No. 001-38037)
4.7	Form of Representative’s Warrant (incorporated herein by reference to Exhibit 4.14 to the Registration Statement on Form S-1/A filed by the Registrant with the Securities and Exchange Commission on May 5, 2020 (File No. 333-237682)).

4.8

Form of Pre-Funded Warrant (incorporated herein by reference to Exhibit 4.15 to the Registration Statement on Form S-1/A filed by the Registrant with the Securities and Exchange Commission on May 5, 2020 (File No. 333-237682)).

4.9*	Description of Securities
4.10	Debenture, dated February 7, 2023, in the principal amount of $1,100,000 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on February 7, 2023 (File No. 001-38087)
4.11	Warrant, dated February 7, 2023 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on February 7, 2023 (File No. 001-38087)
10.1#	Form of the Company Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on November 1, 2016 (File No. 000-22563)).

10.2#	Form of the Company Nonqualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on November 1, 2016 (File No. 000-22563)).

10.3#	Form of Director Indemnification Agreement (incorporated herein by reference to Exhibit 10.1 to the Registration Statement on Form S-1 as filed by the Registrant with the Securities and Exchange Commission on February 6, 2017 (File No. 333-215922)).
10.4#	SG Blocks, Inc. Stock Incentive Plan (incorporated herein by reference to Exhibit 10.10 to the Registration Statement on Form S-1 as filed by the Registrant with the Securities and Exchange Commission on February 6, 2017 (File No. 333-215922)).

10.5#	Executive Employment Agreement, effective as of January 1, 2017, between Paul M. Galvin and the Company (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on March 14, 2017 (File No. 000-22563)).

73

10.16#

Amendment No. 1 to the SG Blocks, Inc. Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on June 5, 2018 (File No. 001-38037)).

10.17#

Form of SG Blocks, Inc. Restricted Share Unit Agreement (Non-Employee Directors) (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on July 30, 2018 (File No. 001-38037)).

10.18#

Form of Restricted Share Unit Agreement (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q as filed by the Registrant with the Securities and Exchange Commission on August 14, 2019 (File No. 001-38037)).

10.19#

Form of Restricted Share Unit Agreement (Special Bonus) (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q as filed by the Registrant with the Securities and Exchange Commission on August 14, 2019 (File No. 001-38037)).

10.20

Exclusive License Agreement, entered into as of October 3, 2019 by and between the Company and CPF MF 2019-1 LLC (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on October 9, 2019 (File No. 001-38037))

10.21

Loan Agreement and Promissory Note, dated effective October 3, 2019, between the Company, as lender, and CPF GP 2019-1 LLC, as borrower (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on October 9, 2019 (File No. 001-38037))

10.22

Right of First Refusal Agreement, entered into as of October 9, 2019 by and between the Company and CMC Development LLC (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on October 15, 2019 (File No. 001-38037))

10.23

Amendment to Loan Agreement and Promissory Note between the Company and CPF GP 2019-LLC (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on October 15, 2019 (File No. 001-38037))

10.24

Second Amendment to Loan Agreement and Promissory Note dated November 7, 2019 between CPF GP 2019-1 LLC and Safe & Green (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on November 13, 2019 (File No. 001-38037)).

10.25	Amendment No. 1 to Exclusive License Agreement, entered into as of October 3, 2019 by and between the Company and CPF MF 2019-1 LLC (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q as filed by the Registrant with the Securities and Exchange Commission on November 14, 2019 (File No. 001-38037))
10.26	Waiver of Warrant (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on December 13, 2019 (File No. 001-38037)).
10.27	Promissory Note, dated January 21, 2020, issued by CPF GP 2019-1 LLC to the Company (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on January 23, 2020 (File No. 001-38037)

74

10.28

Promissory Note, dated January 21, 2020, issued by CPF GP 2019 -1 LLC to Paul Galvin (incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on January 23, 2020 (File No. 001-38037)

10.29

Security Agreement, by and among CPF GP 2019-1 LLC, the Company and Paul Galvin, dated January 21, 2020 (incorporated herein by reference to Exhibit 10.3 of the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on January 23, 2020 (File No. 001-38037)

10.30

Form of Securities Purchase Agreement (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on February 6, 2020 (File No. 001-38037)

10.31

Form of Pledge Agreement (incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on February 6, 2020 (File No. 001-38037)

10.32	Distributorship Agreement between Osang Healthcare Co., Ltd. and the Company, effective as of April 28, 2020 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2020 (File No. 001-38037))
10.33	Amendment to Distributorship Agreement between Osang Healthcare Co., Ltd. and the Company, dated April 30, 2020 (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2020 (File No. 001-38037)).
10.34	Agreement between Osang Group Co. Ltd. and the Company, dated May 1, 2020 (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2020 (File No. 001-38037)).
10.35#	Amendment No. 2 to the SG Blocks, Inc. Stock Incentive Plan (incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on June 25, 2020 (File No. 001-38037))
10.36#	Asset Purchase Agreement by and between SG Echo, LLC and Echo DCL, LLC, dated September 17, 2020 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 22, 2020 (File No. 001-38037)).
10.37	Unimproved Property Contract, dated February 25, 2021, by and between the Company and Northport Harbor LLC (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on May 11, 2021 (File No. 001-38037)).
10.38	Settlement and Mutual Release Agreement, dated June 15, 2021, by and among CPF GP 2019-1 LLC, Capital Plus Financial, LLC and the Company (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on June 21, 2021 (File No. 001-38037)).
10.39	Termination of Exclusive License Agreement, effective June 15, 2021 (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on June 21, 2021 (File No. 001-38037)).
10.40	Assignment of Limited Rights Under Membership Interest Redemption Agreement, dated June 15, 2021, by and among Capital Plus Financial, LLC, the Company and CPF GP 2019-1 LLC (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on June 21, 2021 (File No. 001-38037)).
10.41	Operating Agreement by and between SGB Development Corp., Jacoby Development, Inc. and JDI-Cumberland Inlet. LLC, dated June 24, 2021 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on June 28, 2021 (File No. 001-38037)).
10.42	Fabrication and Building Services Agreement by and between JDI-Cumberland Inlet, LLC and SG Echo, LLC, dated June 24, 2021 (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on June 28, 2021 (File No. 001-38037)).
10.43	Real Estate Lien Note, dated July 14, 2021, in the principal amount of $2,000,000 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on July 19, 2021 (File No. 001-38037)).
10.44	Deed of Trust, dated July 14, 2021 (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on July 19, 2021 (File No. 001-38037)).
10.45	Assignment of Leases and Rents, dated July 8, 2021 (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on July 19, 2021 (File No. 001-38037)).
10.46#	Amendment No. 3 to the SG Blocks, Inc. Stock Incentive Plan (incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A filed by the Registrant with the Securities and Exchange Commission on July 14, 2021 (File No. 001-38087)).
10.47#	Employment Agreement, dated September 27, 2021, between the Company and William Rogers (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on October 1, 2021 (File No. 001-38037)).
10.48#	Employment Agreement, dated September 30, 2021, between the Company and Gerald Sheeran (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on October 1, 2021 (File No. 001-38037)).

75

10.49	Placement Agency Agreement, dated as of October 25, 2021, by and between the Company and the Placement Agent (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on October 26, 2021 (File No. 001-38037)).
10.50	Form of Securities Purchase Agreement, dated as of October 25, 2021 by and between the Company and the Purchaser named therein (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on October 26, 2021 (File No. 001-38037)).
10.51	Lease Agreement by and between SG Echo LLC and May Properties, LLC, dated October 28, 2021 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on November 2, 2021 (File No. 001-38037)).
10.52	Guaranty by the Company dated October 28, 2021 (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on November 2, 2021 (File No. 001-38037)).
10.53	Loan Agreement by and among SG Echo LLC, The Durant Industrial Authority and the Company, as guarantor, dated October 29, 2021 (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on November 2, 2021 (File No. 001-38037)).
10.54	Forgivable Promissory Note, dated October 29, 2021, issued by SG Echo LLC (incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on November 2, 2021 (File No. 001-38037)).
10.55#	Amendment to Employment Agreement, dated July 5, 2022, between the Company and (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on February 6, 2023 (File No. 001-38037)).
10.56#	Employment Agreement between SG Blocks, Inc. and Marc Brune, dated September 1, 2022, between SG Blocks, Inc. and (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on September 1, 2022 (File No. 001-38037)).
10.57	Fabrication Agreement between SGB Development Corp. and SG Echo, LLC, dated December 2, 2022, (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on December 6, 2022 (File No. 001-38037)).
10.58#	Employment Agreement, dated February 3, 2023, between Safe and Green Development Corporation and David Villarreal (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on February 6, 2023 (File No. 001-38037)).
10.59	Securities Purchase Agreement, dated February 7, 2023, by and between the Company and Peak One Opportunity Fund, L.P. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on February 7, 2023 (File No. 001-38087)
10.60	Registration Rights Agreement, dated February 7, 2023, by and between the Company and Peak One Opportunity Fund, L.P. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on February 7, 2023 (File No. 001-38087)
10.61	Equity Purchase Agreement, dated February 7, 2023, by and between the Company and Peak One Opportunity Fund, L.P. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on February 7, 2023 (File No. 001-38087)
10.62	Registration Rights Agreement, dated February 7, 2023, by and between the Company and Peak One Opportunity Fund, L.P. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on February 7, 2023 (File No. 001-38087)
21.1*	List of Subsidiaries*
23.1*	Consent of Whitley Penn LLP, Independent Registered Public Accounting Firm
24.1*	Power of Attorney (included on signature page).
31.1*	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File as the XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

#	Management contract or compensatory plan or arrangement required to be identified pursuant to Item 15(a)(3) of this report.

76

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAFE & GREEN HOLDINGS CORP.

By:	/s/ Paul M. Galvin	Date: March 30, 2023
Paul M. Galvin
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

POWER OF ATTORNEY

Each person whose signature appears below hereby constitutes and appoints Paul M. Galvin, as his or her attorney-in-fact, each with the power of substitution, for him and in his name, place and stead, in any and all capacities, to sign this Annual Report on Form 10-K and any and all amendments to this report on Form 10-K, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and all intents and purposes as he might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact and agents or any of them or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Paul M. Galvin	Chairman of the Board, Chief Executive Officer (Principal Executive Officer) and Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 30, 2023
Paul M. Galvin

/s/ David Villarreal	Director	March 30, 2023
David Villarreal

/s/ Yaniv Blumenfeld	Director	March 30, 2023
Yaniv Blumenfeld

/s/ Christopher Melton	Director	March 30, 2023
Christopher Melton

/s/ Shafron E. Hawkins	Director	March 30, 2023
Shafron E. Hawkins

/s/ Elizabeth Cormier-May	Director	March 30, 2023
Elizabeth Cormier-May

77

SAFE & GREEN HOLDINGS CORP.

AND SUBSIDIARIES

Consolidated Financial Statements

December 31, 2022 and 2021

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Safe & Green Holdings Corp. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Safe & Green Holdings Corp. and subsidiaries (the “Company”), as of December 31, 2022 and 2021, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company, as of December 31, 2022 and 2021, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 2 to the financial statements, the entity has suffered recurring losses from operations and negative cash flow from operations, and has a net working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Revenue Recognition – Determination of Estimated Costs to Complete for Contracts Recognized Over Time

Description of the Matter

The Company’s construction and engineering contracts generally recognize revenue over time as there is a continuous transfer of control to the customer. Approximately 52% of the Company’s revenue during the year ended December 31, 2022 was for construction and engineering contracts whereby revenue was recorded over time.

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

How We Addressed the Matter in Our Audit

Our audit procedures related to forecasts of estimated costs to complete contracts recognized over time included the following, among others:

•	We selected a sample of contracts and obtained and inspected the executed contract and change orders to validate existence and understand the scope of each contract.
•	We performed a site visit near the end of the reporting period. We observed and inspected the projects in process and inquired of project managers to gain an understanding of the progress on significant projects in process.
•	We selected a sample of project costs incurred to ensure accuracy of costs incurred during the year. We also verified that project costs, both direct and indirect, were applied to the correct project.
•	We evaluated and tested management’s process to estimate future costs to complete contracts recognized over time. This evaluation included ensuring the consistency of management’s process and policies regarding change orders and timely costs revisions; performing a retrospective review of prior estimates to actual results; and analyzing actual costs incurred subsequent to December 31, 2022 as compared to the estimated future costs to complete as of December 31, 2022.

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

Dallas, Texas

March 30, 2023

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31,	2022	2021

Assets
Current assets:
Cash and cash equivalents	$582,776	$13,024,381
Accounts receivable, net	1,280,456	2,917,646
Contract assets	36,384	41,916
Held for sale assets	4,396,826	—
Inventories	465,560	1,273,825
Prepaid expenses and other current assets	744,211	656,279
Total current assets	7,506,213	17,914,047

Property, plant and equipment, net	5,608,903	6,839,943
Project development costs and other non-current assets	483,546	923,172
Goodwill	1,309,330	1,309,330
Right-of-use asset, net	4,421,002	1,210,053
Long-term notes receivable	857,534	720,137
Intangible assets, net	1,997,833	2,095,232
Deferred contract costs, net	71,374	112,159
Investment in non-marketable securities	700,000	200,000
Investment in and advances to equity affiliates	3,599,945	3,599,945
Total Assets	$26,555,680	$34,924,018

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$4,009,522	$7,568,851
Contract liabilities	437,271	1,437,579
Lease liability, current maturities	1,225,394	337,469
Due to affiliates	—	264,451
Assumed liability	5,795	5,795
Short term note payable, net	2,648,300	1,971,960
Total current liabilities	8,326,282	11,586,105

Long-term note payable	750,000	750,000
Lease liability, net of current maturities	3,039,836	872,124
Total liabilities	12,116,118	13,208,229

Stockholders’ equity:
Preferred stock, $0.00 par value, 5,405,010 shares authorized; none issued or outstanding.	—	—
Common stock, $0.01 par value, 25,000,000 shares authorized; 12,613,978issued and 12,590,863 outstanding as of December 31, 2022 and 11,986,873 issued and outstanding as of December 31, 2021.	126,140	119,869
Additional paid-in capital	56,173,977	53,341,405
Treasury stock, at cost – 23,115 shares	(49,680)	—
Accumulated deficit	(41,428,268)	(33,109,220)
Total Safe & Green Holdings Corp. stockholders’ equity	14,822,169	20,352,054
Non-controlling interests	(382,607)	1,363,735
Total Stockholders' equity	14,439,562	21,715,789
Total Liabilities and Stockholders’ Equity	$26,555,680	$34,924,018

The accompanying notes are an integral part of these consolidated financial statements.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Consolidated Statements of Operations

	For the Years Ended December 31,
	2022	2021

Revenue:
Construction services	$12,663,896	$6,537,941
Engineering services	88,323	255,749
Medical revenue	11,641,727	31,548,012
Total	24,393,946	38,341,702

Cost of revenue:
Construction services	12,729,895	13,251,470
Engineering services	58,894	154,126
Medical revenue	8,351,005	22,607,058
Total	21,139,794	36,012,654

Gross profit	3,254,152	2,329,048

Operating expenses:
Payroll and related expenses	5,538,352	4,186,642
General and administrative expenses	4,464,836	3,788,024
Marketing and business development expense	480,934	288,438
Pre-project expenses	—	48,794
Total	10,484,122	8,311,898

Operating loss	(7,229,970)	(5,982,850)

Other income (expense):
Interest expense	(336,239)	(1,254)
Interest income	73,821	57,266
Other income (expense)	428,411	62,602
Loss on asset disposal	(25,265)	(44,081)
Loss from equity affiliates	—	(55)
Total	140,728	74,478

Loss before income taxes	(7,089,242)	(5,908,372)
Income tax expense	—	—

Net loss	(7,089,242)	(5,908,372)

Add: net profit attributable to noncontrolling interests	1,229,806	4,924,302
Net loss attributable to common stockholders of Safe & Green Holdings Corp.	$(8,319,048)	$(10,832,674)

Net loss per share attributable to Safe & Green Holdings Corp. - basic and diluted:
Basic and diluted	$(0.62)	$(1.16)

Weighted average shares outstanding:
Basic and diluted	13,332,106	9,339,199

The accompanying notes are an integral part of these consolidated financial statements.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

	$0.01 Par Value Common Stock		Preferred	Additional Paid-in	Treasury	Accumulated	Safe & Green Stockholders'	Noncontrolling	Total Stockholders’
	Shares	Amount	Stock	Capital	Stock	Deficit	Equity	Interests	Equity
Balance at January 1, 2021	8,596,189	$85,962	$—	$40,443,840	$—	$(22,276,546)	$18,253,256	$184,567	$18,437,823
Stock-based compensation	—	—	—	1,736,531	—	—	1,736,531	—	1,736,531
Conversion of warrants to common stock	226,300	2,263	—	704,925	—	—	707,188	—	707,188
Issuance of common stock, net of issuance costs	3,164,384	31,644	—	10,456,109	—	—	10,487,753	—	10,487,753
Noncontrolling interest distribution	—	—	—	—	—	—	—	(3,745,134)	(3,745,134)
Net income (loss)	—	—	—	—	—	(10,832,674)	(10,832,674)	4,924,302	(5,908,372)
Balance at December 31, 2021	11,986,873	$119,869	$—	$53,341,405	$—	$(33,109,220)	$20,352,054	$1,363,735	$21,715,789

Balance at January 1, 2022	11,986,873	119,869	—	53,341,405	—	(33,109,220)	20,352,054	1,363,735	21,715,789
Stock-based compensation	20,000	200	—	2,838,643	—	—	2,838,843	—	2,838,843
Issuance of restricted stock units	607,105	6,071	—	(6,071)	—	—	—	—	—
Repurchase of common stock	—	—	—	—	(49,680)	—	(49,680)	—	(49,680)
Noncontrolling interest distribution	—	—	—	—	—	—	—	(2,976,148)	(2,976,148)
Net income (loss)	—	—	—	—	—	(8,319,048)	(8,319,048)	1,229,806	(7,089,242)
Balance at December 31,2022	12,613,978	$126,140	$—	$56,173,977	$(49,680)	$(41,428,268)	$14,822,169	$(382,607)	$14,439,562

The accompanying notes are an integral part of these consolidated financial statements.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021

Cash flows from operating activities:
Net loss	$(7,089,242)	$(5,908,372)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	410,314	398,744
Amortization of intangible assets	164,092	165,877
Amortization of deferred license costs	40,785	40,785
Amortization of debt issuance costs	23,726	—
Direct write-off of accounts receivable	1,073,531	—
Bad debt expense and recoveries	10,526	167,202
Interest income on notes receivable	(37,397)	(37,500)
Stock-based compensation	2,798,844	1,647,391
Loss on asset disposal	25,265	44,081
Loss on equity affiliates	—	55
Changes in operating assets and liabilities:
Accounts receivable	553,132	(449,240)
Contract assets	5,532	1,261,220
Inventories	808,265	(495,681)
Prepaid expenses and other current assets	(87,932)	(61,778)
Right of use asset	691,227	473,331
Intangible asset	1,139	—
Accounts payable and accrued expenses	(3,519,329)	3,606,889
Contract liabilities	(1,000,308)	(337,161)
Due to affiliates	(264,450)	(701,110)
Other current liability	176,340	(5,000)
Lease liability	(414,674)	(472,492)
Net cash used in operating activities	(5,630,614)	(662,759)

Cash flows used in investing activities:
Purchase of property, plant and equipment	(2,760,032)	(4,824,756)
Purchase of intangible asset	(67,832)	(42,500)
Proceeds from sale of equipment	760	225,000
Payment for Promissory Note	(100,000)	—
Payment on assumed liability of acquired assets	—	(194,969)
Project development costs	(426,194)	(630,470)
Payment on security deposit	—	(203,562)
Investment in non-marketable securities	(500,000)	(200,000)
Investment in and advances to equity affiliates	—	(3,600,000)
Net cash used in investing activities	(3,853,298)	(9,471,257)

Cash flows provided by financing activities:
Proceeds from public stock offering and other private placements, net of issuance costs	—	10,487,753
Proceeds from conversion of warrants to common stock	—	707,188
Proceeds from short-term note payable	500,000	2,000,000
Payment of note issuance costs	—	(51,766)
Proceeds from long-term note payable	—	750,000
Payments on financing lease	(431,865)	—
Distribution paid to noncontrolling interest	(2,976,148)	(3,745,134)
Repurchase of common stock	(49,680)	—
Net cash (used in) provided by financing activities	(2,957,693)	10,148,041

Net (decrease) increase in cash and cash equivalents	(12,441,605)	14,025

Cash and cash equivalents - beginning of year	13,024,381	13,010,356

Cash and cash equivalents - end of year	$582,776	$13,024,381

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$271,744	$562

Supplemental disclosure of non-cash operating activities:
Initial value of lease liability	$3,902,175	$—

The accompanying notes are an integral part of these consolidated financial statements.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2022 and 2021

1.	Description of Business

Safe & Green Holdings Corp. (collectively with its subsidiaries, the “Company,” “we”, “us” or “our”) was previously known as SG Blocks, Inc. as well as CDSI Holdings, Inc., a Delaware corporation incorporated on December 29, 1993. On November 4, 2011, CDSI Merger Sub, Inc., the Company’s wholly-owned subsidiary, was merged with and into SG Building Blocks, Inc. (“SG Building,” formerly SG Blocks Inc.) (the “Merger”), with SG Building surviving the Merger and becoming a wholly-owned subsidiary of the Company. The Merger was a reverse merger that was accounted for as a recapitalization of SG Building, as SG Building was the accounting acquirer. Accordingly, the historical financial statements presented are the financial statements of SG Building.

The Company operates in the following four segments: (i) construction; (ii) medical; (ii) real estate development; and (iv) environmental. The manufacturing segment designs and constructs modular structures built in the Company’s factories.  In the medical segment the Company uses its modular technology to provide turnkey solutions to medical testing and treatment and generates revenue from the medical testing. The Company’s real estate development segment builds innovative and green single or multifamily projects in underserved regions nationally using modules built in one of the Company’s vertically integrated factories. The environmental segment, the newest segment, is a sustainable medical and waste management solution that collects waste and treats waste for safe disposal.

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

Construction

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

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2022 and 2021

1.	Description of Business (continued)

Medical

As of January 2021 and through the fourth quarter of 2021, the Company’s consolidated financial statements include the accounts of Chicago Airport Testing LLC (“CAT”). The Company had a variable interest in CAT as described further below. CAT is in the business of marketing, selling, distributing, leasing and otherwise commercially exploiting certain products and services in the COVID-19 testing and other medical industry.

Real Estate Development

In addition, during 2021, the Company formed Safe and Green Development Corporation, formerly, SGB Development Corp. (“SG DevCorp”), which is wholly-owned by the Company. SG DevCorp was formed with the purpose of real property development utilizing the Company's technologies.  SG DevCorp has a minority interest in Norman Berry II Owners LLC and JDI-Cumberland Inlet LLC as described further below.

Environmental

During 2022, SG Environmental Solutions Corp. (“SG Environmental”) was formed and is focused on biomedical waste removal and will utilize a patented technology that it licenses to shred and disinfect biomedical waste, rendering the waste disinfected, unrecognizable, and of no greater risk to the public health than residential household waste.

2.	Liquidity

As of December 31, 2022, the Company had cash and cash equivalents of $582,776 and a backlog of $6,810,672. See Note 13 for a discussion of construction backlog. Based on the Company's conversations with key customers, the Company anticipates its backlog to convert to revenue over the following period:

2022
Within 1 year	$6,810,762
Total Backlog	$6,810,762

The Company has incurred losses since its inception, has negative working capital  of approximately $820,000 and has negative operating cash flows, which has raised substantial doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of the uncertainty concerning the Company’s ability to continue as a going concern.

The Company intends to meet its capital needs from revenue generated from operations and by containing costs, entering into strategic alliances, as well as exploring other options, including the possibility of raising additional debt or equity capital as necessary. There is, however, no assurance the Company will be successful in meeting its capital requirements prior to becoming cash flow positive. The Company does not have any additional sources secured for future funding, and if it is unable to raise the necessary capital at the times it requires such funding, it may need to materially change its business plan, including delaying implementation of aspects of such business plan or curtailing or abandoning such business plan altogether.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2022 and 2021

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

3.	Summary of Significant Accounting Policies

Basis of presentation and principals of consolidation – The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the applicable rules and regulations of the United States Securities and Exchange Commission (“SEC”) and include the accounts of the Company and its wholly owned subsidiaries, SG Building Blocks, Inc., SG Residential, Inc., SG DevCorp, SG Environmental and SG Echo, LLC. All intercompany balances and transactions are eliminated. Investments in50% or less owned partnerships and affiliates are accounted for using the equity method unless it is determined that we have effective control of the entity, in which case we would consolidate the entity. Certain prior period amounts have been reclassified to conform to the current period’s presentation.

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

Operating cycle –The length of the Company’s contracts varies, but is typically between six to twelve months.  In some instances, the length of the contract may exceed twelve months. Assets and liabilities relating to contracts are included in current assets and current liabilities, respectively, in the accompanying balance sheets as they will be liquidated in the normal course of contract completion, which at times could exceed one year.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2022 and 2021

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

On October 3, 2019, the Company entered into an Exclusive License Agreement (“ELA” ) pursuant to which it granted an exclusive license for its technology as outlined in the ELA. The ELA is described below. Under the ELA, the Company was to receive royalty payments based upon gross revenues earned by the licensee for commercialized products within the field of design and project management platforms for residential use, including single-family residences and multi-family residences, but excluding military housing. The Company has determined that the ELA granted the licensee a right to access the Company’s intellectual property throughout the license period (or its remaining economic life, if shorter), and thus recognizes revenue over time as the licensee recognized revenue and the Company has the right to payment of royalties. On June 15, 2021, the Company terminated the ELA that was executed on October 3, 2019, and no revenue has been recognized under the ELA for the years ending December 31, 2022 and 2021.

CMC Right of First Refusal Agreement– On October 9, 2019, the Company entered into a Right of First Refusal Agreement (the “Agreement”) with CMC Development LLC (“CMC”), which had a term of two (2) years. Under the Agreement, the Company had a right of first refusal with respect to being engaged as a designer and builder of any real estate projects for which CMC has secured the rights to develop and in which CMC has a greater than fifty percent (50%) interest in the owner or developer entity and has the right to select the builder for such real estate project (the “ROFR Rights”). In exchange for such ROFR Rights, the Company agreed to issue to CMC 2,500 shares of restricted stock of the Company’s common stock, of which 1,250 shares vested on March 31, 2021 and the remaining 1,250 shares was to vest and be issued on September 30, 2021, unless the Agreement is earlier terminated. In the event that the Agreement was earlier terminated, CMC was entitled to receive the entire amount of such restricted stock that had vested as of such earlier termination date, but in no event less than 1,250 shares of such restricted stock. The Agreement also provided for customary indemnification and confidentiality obligations between the parties. The 2,500 shares of restricted stock of the Company's common stock has yet to be issued to CMC.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2022 and 2021

3.	Summary of Significant Accounting Policies (continued)

The Agreement also provided that CMC has engaged the Company to build and design, in the aggregate, approximately 100 residential and commercial units at 1100 Ridge Avenue, Atlanta, Georgia, which is known as the “Ridge Avenue, Atlanta Project.” The total expected gross revenue to the Company for the project to be derived by CMC is approximately $0. The project is a residential project but it was not subject to the recently terminated ELA. The planning stage of the project was initially delayed due to COVID-19. The Company is no longer participating on Ridge Avenue as CMC has decided to proceed with this project as a traditional construction build. The Company has reported this as a cancellation within the Company's backlog footnote, see Note 13 on this discussion. No revenue has been recognized under the Agreement during the years ending December 31, 2022 or 2021.

The Company entered into a joint venture agreement with Clarity Lab Solutions, LLC (“Clarity Labs”) (the “JV”) in the fourth quarter of2021. Revenue from the activities of the JV is related to clinical testing services and is recognized when services have been rendered, which is at a point in time.  Included in the consideration the Company expected to be entitled to receive, the Company estimates its contractual allowances, payer denials and price concessions. In addition, the Company formed Chicago Airport Testing, LLC which collected rental revenue from subleasing to a consortium of government entities assisting in COVID-19 testing. For the years ended December 31, 2022 and 2021, the Company recognized approximately $11.6 million and 31.4 million, respectively, related to activities through these two joint ventures, which is included in medical revenue on the accompanying consolidated statements of operations. Due to the ongoing lower affects of COVID-19 restrictions, the JV began to wind down during the fourth quarter of 2022.

Disaggregation of Revenues

The Company’s revenues are primarily derived from two segments, construction related to Modules projects and medical revenue derived from lab testing and test kit sales. The Company's contracts are with customers in various industries. Revenue recognized at a point in time and recognized over time were $11,641,727 and $12,752,219, respectively, for the year ended December 31, 2022. Revenue recognized at a point in time and recognized over time were $31,548,012  and $6,793,690, respectively, for the year ended December 31, 2021.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2022 and 2021

3.	Summary of Significant Accounting Policies (continued)

The following tables provide further disaggregation of the Company’s revenues by categories:

	Twelve Months Ended December 31,
Revenue by Segments and Customer Type	2022		2021
Construction Segment:
Government	$905,554	4%	$2,335,031	6%
Hotel/Hospitality	2,731,439	11%	1,110,303	3%
Multi-Family (includes Single Family)	86,033	—%	103,672	—%
Medical (construction services)	—	—%	495,122	1%
Office	9,009,209	37%	534,001	2%
Retail	5,344	—%	285,177	1%
Special Use	14,640	—%	1,930,384	5%
Total Construction Revenue Segment (includes engineering service revenue)	$12,752,219	52%	$6,793,690	18%

Medical Revenue Segment (includes lab testing, kit sales and equipment)	$11,641,727	48%	$31,548,012	82%

Total Revenue by Segments and Customer Type	$24,393,946	100%	$38,341,702	100%

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

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2022 and 2021

3.	Summary of Significant Accounting Policies (continued)

Deferred Contract Costs - Prior to entering into the ELA, the Company was subject to an agreement to construct and develop a certain property (“Original Agreement”), which now was subject to the ELA. Because of this, the Company is no longer obliged to its Original Agreement. Upon entering the ELA, the Company had an outstanding accounts receivable balance of $306,143 which was forfeited and recognized this amount as deferred contract costs. This amount was offset by $102,217, which was reimbursement from the licensee for project costs on this project.  The Company incurred total deferred contract costs of $203,926.  The Company considered this amount an incremental cost of obtaining that ELA, because the Company expected to recover those costs through future royalty payments. The Company initially planned to amortize the asset over sixty months, which is the initial term of the ELA because the asset relates to the services transferred to the customer during the contract term. As of December 31, 2022, accumulated amortization related to deferred contract costs amounted to $132,552. During the years ended December 31, 2022 and 2021, amortization expense relating to the deferred contract costs amounted to $40,785 and $40,785 and is included in general and administrative expenses on the accompanying consolidated statements of operations. As previously mentioned, the ELA was terminated on June 15, 2021 but the Company expects to recover the deferred contract costs from the Assignment of Limited Rights Under Membership Interest Redemption Agreement, dated June 15, 2021 as described below.

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

In consideration for the License, during the initial term, the Licensee agreed to pay the Company a royalty of (x) five percent (5%) on the first $20,000,000 of gross revenues derived from the Licensee’s commercialization of the License (net of customary discounts, sales taxes, delivery charges, and amounts for returns) (the “Gross Revenues”), (y) four and one-half percent (4.5%) on the next $30,000,000 of Gross Revenues, and (z) five percent (5%) on all Gross Revenues thereafter (collectively, the “Royalty”), subject to the following minimum royalty payments determined on a cumulative basis during the initial term: $500,000 in year 1, $750,000 in year 2, $1,500,000 in year 3, $2,000,000 in year 4, and $2,500,000 in year 5.In addition, to the extent the Licensee sublicensed any aspect of the License to a sub-licensee, the Licensee was obligated to pay to the Company fifty percent (50%) of all payments received by the Licensee from such sublicensee.

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

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2022 and2021

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

On August 27, 2020 the Company entered into a joint venture agreement with Clarity Lab Solutions, LLC (“Clarity Labs”) (the “JV”).  In consideration and subject to Clarity Lab’s services and commitments and provided the agreement remains valid and in force, and is not terminated, the Company agreed to issue 200,000 restricted shares of SGB common stock over a defined vesting period starting in December 1, 2020. The restricted shares of SGB common stock were not issued to Clarity Labs as certain capital commitments were not met. Clarity Labs is a licensed clinical laboratory that uses specialized molecular testing equipment and that focuses on the diagnosis and treatment of critical diseases, including COVID-19. Clarity Labs is also engaged in the business of manufacturing, importing and distributing various medical tests. Under the JV, the Company and Clarity Labs will jointly market, sell, and distribute certain products and services (“Clarity Mobile Venture”). As of December 31, 2021, $502,958 was due to Clarity Labs for expenses paid on behalf of Clarity Mobile Venture, and is included in Due to Affiliates, Accounts Payable and Accrued Expenses on the accompanying consolidated balance sheets. In addition, during the year ended December 31, 2021, the Company recognized revenue of $60,110 and other income of $60,000 to Clarity Labs, of which none is included in accounts receivable as of  December 31, 2021. The Company has determined it is the primary beneficiary of Clarity Mobile Venture and has thus consolidated the activities in its consolidated financial statements. Due to the ongoing lower affects of COVID-19 restrictions, the JV was wound down during the fourth quarter of 2022, and the Company does not owe any amounts to Clarity Labs as of December 31, 2022.

On January 18, 2021 the Company entered into an operating agreement to form CAT. The purpose of CAT is to market, sell, distribute, lease and otherwise commercially exploit certain products and services in the COVID-19 testing industry.  The Company has determined it is the primary beneficiary of CAT and has thus consolidated the activities in its consolidated financial statements.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2022 and 2021

3.	Summary of Significant Accounting Policies (continued)

Investment Entities – On May 31, 2021, the Company's subsidiary SG DevCorp agreed to contribute $600,000 to acquire a 50% membership interest in Norman Berry II Owner LLC (“Norman Berry”).  The Company contributed $350,329 and $114,433 of the initial $600,000 in the second quarter and third quarter of 2021 respectively, with the remaining $135,238 funded in the fourth quarter of 2021. The purpose of Norman Berry II Owner LLC is to develop and provide affordable housing in the Atlanta, Georgia metropolitan area.  The Company has determined it is not the primary beneficiary of "Norman Berry" and thus will not consolidate the activities in its consolidated financial statements. The Company will use the equity method to report the activities as an investment in its consolidated financial statements.

On June 24, 2021, the Company's subsidiary, SG DevCorp, entered into an operating agreement with Jacoby Development for a 10% non-dilutable equity interest for JDI-Cumberland Inlet, LLC (“Cumberland”).  The Company contributed $3,000,000 for its 10% equity interest.  The purpose of JDI-Cumberland Inlet, LLC is to develop a waterfront parcel in a mixed-use destination community.  The Company has determined it is not the primary beneficiary of JDI-Cumberland Inlet, LLC and thus will not consolidate the activities in its consolidated financial statements.  The Company will use the equity method to report the activities as an investment in its consolidated financial statements.

During the year ended December 31, 2022, Norman Berry and Cumberland did not have any material earnings or losses as the investments are in development. In addition, management believes there was no impairment as of December 31, 2022.

The approximate combined financial position of the Company’s equity affiliates are summarized below as of December 31, 2022 and 2021:

Condensed balance sheet information:	2022	2021
Total assets	$37,500,000	$37,700,000
Total liabilities	$7,100,000	$7,020,000
Members’ equity	$30,400,000	$30,680,000

Cash and cash equivalents – The Company considers cash and cash equivalents to include all short-term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less upon acquisition. Cash and cash equivalents totaled $582,776 and $13,024,381 as of December 31, 2022 and 2021, respectively.

Short-term investment – The Company classifies investments consisting of a certificate of deposit with a maturity greater than three months but less than one year as short-term investment.  The Company had no short-term investment as of December 31, 2022 or 2021, respectively.

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

Inventory –  Raw construction materials (primarily shipping containers and fabrication materials) are valued at the lower of cost (first-in, first-out method) or net realizable value. Finished goods and work-in-process inventories are valued at the lower of cost or net realizable value, using the specific identification method. Medical equipment and COVID-19 test and testing supplies are valued at the lower of cost, (first-in, first-out method) or net realizable value. As of December 31, 2022 there was inventory of $465,560 for construction materials. As of December 31, 2021 there was inventory of $516,731 for construction materials, and $757,094 of medical equipment and COVID-19 test and testing supplies.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2022 and 2021

3.	Summary of Significant Accounting Policies (continued)

Goodwill – The Company performs its impairment test of goodwill at the reporting unit level each fiscal year, or more frequently if events or circumstances change that would more likely than not reduce the fair value of its reporting unit below its carrying values. The Company performs a goodwill impairment test by comparing the fair value of the reporting unit with its carrying value and recognizes an impairment charge for the amount by which the carrying value exceeds the fair value, not to exceed the total amount of goodwill. The amount by which the carrying value of the goodwill exceeds its implied fair value, if any, is recognized as an impairment loss. There were no impairments during the years ended December 31, 2022 or 2021. The Company has taken the recent COVID-19 pandemic into consideration when determining impairment.

Intangible assets – Intangible assets consist of $2,766,000 of proprietary knowledge and technology, which is being amortized over 20 years. In addition, included in intangible assets is $97,164 of trademarks, and $115,632 of website costs that are being amortized over 5 years. The Company evaluated intangible assets for impairment during the year ended December 31, 2022 and 2021 and determined that there are no impairment losses. The accumulated amortization and amortization expense as of and for the year ended December 31, 2022 was $980,963 and $164,092, respectively. The accumulated amortization and amortization expense for the years ended December 31, 2021 was $815,732 and $165,877 respectively. The estimated amortization expense for the successive five years is as follows:

For the year ending December 31,:
2023	$174,741
2024	174,035
2025	170,618
2026	153,283
2027	149,605
Thereafter	1,175,551
$1,997,833

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

Held For Sale Assets – On May 10, 2021 the Company's subsidiary, SG DevCorp acquired the Lago Vista, Texas property for $3,576,130. Management has implemented a plan to sell this property during 2022, which meets all of the criteria required to classify it as Held for Sale. Including the project development costs associated with Lago Vista of $820,696, the book value is now $4,396,826.

Convertible instruments – The Company bifurcates conversion options from their host instruments and accounts for them as free standing derivative financial instruments according to certain criteria. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded instrument would be considered a derivative instrument.

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

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2022 and 2021

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

Transfer into and transfers out of the hierarchy levels are recognized as if they had taken place at the end of the reporting period. There were no transfers into or out of the hierarchy levels during the year ended December 31, 2022 or 2021.

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

Other income (expense) – Included in other income (expense) for the year ended December 31, 2022 is amounts in escrow resulting from the SG Echo acquisition which were remitted to the Company in the amount of $406,438.  At the time of acquisition and previously, the Company did not believe such amount was recognizable. Additionally included in other income for the year ended December 31, 2022 was legal settlement income in the amount of $150,000, approximately $100,000 collected from the settlement of an accounts payable balance, approximately $178,000 from the write off of accounts payable and approximately $390,000 from the write off of accounts receivable resulting from the settlement of a lawsuit.

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

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2022 and 2021

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

With respect to receivables, concentrations of credit risk are limited to a few customers in the construction industry. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers other than normal lien rights. At December 31, 2022 and 2021, 80% and 78%, respectively, of the Company’s gross accounts receivable were due from three and four customers.

Revenue in excess of 10% relating to three and one customers represented approximately65% and80% of the Company's total revenue for the year ended December 31, 2022 and 2021, respectively.

For the year ending December 31, 2022 and 2021, there were no vendors that represented 10% or more of our cost of revenue. The Company believes it has access to alternative suppliers, with limited disruption to the business, should circumstances change with its existing suppliers.

4.	Accounts Receivable

At December 31, 2022, 2021 and 2020, the Company’s accounts receivable consisted of the following:

	2022	2021	2020
Billed:
Construction services	$1,310,456	$2,293,187	$1,391,555
Engineering services	—	86,388	86,264
Medical revenue	—	679,446	1,157,819
Retainage receivable	—	635,049	615,136
Other receivable	115,746	186,692	180,748
Total gross receivables	1,426,202	3,880,762	3,431,522
Less: allowance for credit losses	(145,746)	(963,116)	(795,914)
Total net receivables	$1,280,456	$2,917,646	$2,635,608

Receivables are evaluated for collectability and allowances for potential losses are established or maintained on applicable receivables. There were direct write offs of $40,580during the year ended December 31, 2022. There was a provision for credit losses of  $0 and $167,202 for the years ended December 31, 2022 and 2021, respectively.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2022 and 2021

5.	Contract Assets and Contract Liabilities

Costs and estimated earnings on uncompleted contracts, which represent contract assets and contract liabilities, consisted of the following at December 31:

	2022	2021	2020
Costs incurred on uncompleted contracts	$13,730,177	$4,272,425	$4,572,581
Provision for loss on uncompleted contracts	—	2,238,578	—
Estimated earnings (losses) to date on uncompleted contracts	(2,160,085)	(3,156,377)	872,302
Gross contract assets	11,570,092	3,354,626	5,444,883
Less: billings to date	(11,970,979)	(4,750,289)	(5,916,487)
Net contract liabilities on uncompleted contracts	$(400,887)	$(1,395,663)	$(471,604)

The above amounts are included in the accompanying consolidated balance sheets under the following captions at December 31:

	2022	2021	2020
Contract assets	$36,384	$41,916	$1,303,136
Contract liabilities	(437,271)	(1,437,579)	(1,774,740)
Net contract liabilities	$(400,887)	$(1,395,663)	$(471,604)

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

6.	Project Development Costs and Other Non-Current Assets

Project development costs and other non-current assets are stated at cost.  At December 31, 2022, the Company’s project development costs related mainly to its construction segment totaled $289,984 and other non-current assets which includes security deposits totaled $193,562. At December 31, 2021, the Company’s project development costs related mainly to its development segment totaled $719,610 and other non-current assets which includes security deposits totaled $203,562.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2022 and 2021

7.	Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation and amortization and depreciated using the straight-line method over their useful lives. At December 31, 2022 and 2021, the Company’s property, plant and equipment, net consisted of the following:

	2022	2021
Computer equipment and software	$94,530	$156,701
Furniture and other equipment	271,798	275,606
Leasehold improvements	17,280	15,400
Equipment and machinery	943,464	1,219,056
Automobiles	4,638	4,638
Building held for lease	196,416	196,416
Laboratory and temporary units	1,364,748	1,362,760
Land	1,190,655	3,576,130
Construction in process	2,244,100	442,515
Property, plant and equipment	6,327,629	7,249,222
Less: accumulated depreciation	(718,726)	(409,279)
Property, plant and equipment, net	$5,608,903	$6,839,943

Depreciation expense for the years ended December 31, 2022 and 2021 amounted to $410,314 and $398,744, respectively.

8.	Notes Receivable

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

In April 2020, CPF GP issued to the Company a promissory note in the principal amount of $250,000 (the “Company Note 2”). The transaction closed on April 15, 2020, on which date the Company loaned CPF GP 2019-1 LLC $250,000. The Company Note was issued pursuant to that certain Loan Agreement and Promissory Note, dated October 3, 2019 (the “Loan Agreement 2”), as amended on October 15, 2019 and November 7, 2019 by and between the CPF GP and the Company, and bear interest at five percent (5%) per annum, payable, together with the unpaid principal amount of the promissory notes, on the earlier of the July 31, 2023 maturity date or upon the liquidation, redemption sale or issuance of a dividend upon the LLC interests in CPF MF 2019-1 LLC, a Texas limited liability company of which CPF GP is the general partner. Interest income recognized for the years ended December 31, 2022 and 2021 amounted to $37,397 and $37,500, respectively.

During the year ended December 31, 2022, the Galvin Note was assigned to the Company and the principal amount of $100,000 was paid to Mr. Galvin. The Company has a promissory note in the principal amount of $100,000 (the "Company Note 3") and the assignment occurred in January 2022.  The promissory notes are unaffected by the Settlement and Mutual Release Agreement and remain in effect and outstanding in accordance with the terms of the notes evidencing such loans. See Note 3 for a discussion on the Settlement and Mutual Release Agreement and termination of the ELA with CPF.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2022 and 2021

9.	Accounts Payables and Accrued Liabilities

The Company's accounts payables and accrued liabilities at December 31, 2022 and 2021, consisted of the following:

	2022	2021
Accounts payable (1)	$3,147,014	$3,784,662
Accrued public fees (2)	178,491	121,749
Accrued construction cost of goods sold	—	367,298
Accrued losses (3)	—	2,238,578
Accrued medical cost of goods sold	—	208,512
Accrued g&a	254,557	176,432
Accrued project development costs	—	77,700
Accrued payroll and benefits (4)	349,777	545,003
Accrued interest	10,923	11,333
Accrued non-income taxes (5)	68,760	37,584
Total Accounts Payable and Accrued Liabilities	$4,009,522	$7,568,851

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

On July 14, 2021, SG DevCorp, a subsidiary of the Company, issued a Real Estate Lien Note, in the principal amount of $2,000,000 (the “Short-Term Note”), secured by a Deed of Trust, dated July 14, 2021 (the “Deed of Trust”), on the Company's 50+ acre Lake Travis project site in Lago Vista, Texas and a related Assignment of Leases and Rents, dated July 8, 2021 (“Assignment of Rents”), for net loan proceeds of approximately $1,948,234 after fees. The Short-Term Note has a term of one (1) year, provides for payments of interest only at a rate of twelve percent (12%) per annum and may be prepaid without penalty commencing nine (9) months after its issuance date. If the Short-Term Note is prepaid prior to nine (9) months after its issuance date, a 0.5% prepayment penalty is due. The Company capitalized $20,000 in interest charges and $4,134 in debt issuance costs during the year endedDecember 31, 2022 related to the Lago Vista project in accordance with ASC 835-20. The Company capitalized $112,348 in interest charges and $23,727 in debt issuance costs as of December 31, 2021 related to the Lago Vista project in accordance with ASC 835-20. On July 14, 2022, the Company entered into a renewal and extension of the Short-Term Note, with a maturity date of January 14, 2023 and all other terms remaining the same.

On September 8, 2022, the Company entered into a Second Real Estate Lien Note, in the principal amount of $500,000, with similar terms to the Short-Term Note (“Second Short-Term Note”). The Second Short-Term Note has a maturity date of January 14, 2023.

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

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2022 and 2021

10.	Notes Payable (continued)

In  August 2022, SG DevCorp entered into a $148,300 promissory note (“2022 Note”) to purchase property. The 2022 Note bears annual interest at the rate of 9.75%, with interest payments due  monthly until its maturity on September 1, 2023.The 2022 Note is secured by the underlying property.

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

As part of the Echo Acquisition, the Company recorded a contingent consideration liability for additional payments due to the sellers of Echo. These payments are due in accordance with the APA and are based upon the net income obtained from the Echo business during certain earnout periods. The earnout periods concluded as of September 30, 2021. The initial contingent consideration liability of $0 was based on the fair value of the contingent consideration liability at the acquisition date, and is payable in cash and shares of restricted common stock of the Company. Any contingent liability would be paid out in the period after the earn out period, once additional advances are paid in full. As of December 31, 2021, the earnout period has ended and no amount was due.

12.	Leases

The Company leases an office, a plant and certain equipment under non-cancelable operating and finance lease agreements. The leases have remaining lease terms ranging from one year to ten years.

 Supplemental balance sheet information related to leases is as follows:

Balance Sheet Location		December 31, 2022
Operating Leases
Right-of-use assets, net		$2,517,559

Current liabilities	Lease liability, current maturities	(418,619)
Non-current liabilities	Lease liability, net of current maturities	(2,118,958)
Total operating lease liabilities		$(2,537,577)

Finance Leases
Right-of-use assets		$1,903,443

Current liabilities	Lease liability, current maturities	(806,775)
Non-current liabilities	Lease liability, net of current maturities	(920,878)
Total finance lease liabilities		$(1,727,653)

Weighted Average Remaining Lease Term
Operating leases		6.93 years
Finance leases		2 years
Weighted Average Discount Rate
Operating leases		3%
Finance leases		3%

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2022 and  2021

12.	Leases (continued)

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

Anticipated future lease costs, which are based in part on certain assumptions to approximate minimum annual rental commitments under non-cancelable leases, are as follows:

Year Ending December 31,	Operating	Financing	Total
2023	$525,718	$851,792	$1,377,510
2024	523,722	801,869	1,325,591
2025	446,349	131,544	577,893
2026	207,379	—	207,379
2027	211,526	—	211,526
Thereafter	908,376	—	908,376
Total lease payments	2,823,070	1,785,205	4,608,275
Less: Imputed interest	285,493	57,552	343,045
Present value of lease liabilities	$2,537,577	$1,727,653	$4,265,230

Chicago Airport Testing has subleased its leased vacant area for a period of one year, the sublessee has the option to terminate at any time after the first six months. The sublessee elected to terminate the Agreement, effective as of July 31, 2021 and the Company has no remaining lease revenue from the sublessee.

Total lease expense amounted to $770,272 and $367,869 for the years ending December 31, 2022 and 2021.

13.	Construction Backlog

The following represents the backlog of signed construction and engineering contracts in existence at December 31, 2022 and 2021, which represents the amount of revenue the Company expects to realize from work to be performed on uncompleted contracts in progress and from contractual agreements in effect at December 31, 2022 and December 31, 2021, respectively, on which work has not yet begun:

	2022	2021
Balance - beginning of period	$3,217,909	$25,117,461
New contracts and change orders during the period	13,803,733	3,191,335
Adjustments and cancellations, net	1,086,301	(18,297,197)
Subtotal	18,107,943	10,011,599
Less: contract revenue earned during the period	(11,297,181)	(6,793,690)
Balance - end of period	$6,810,762	$3,217,909

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2022 and 2021

13.	Construction Backlog (continued)

Backlog at December 31, 2021 included two contracts entered into during the third quarter of 2020 in the amount of approximately $4 million and approximately $2.95 million along with three contracts during the fourth quarter of 2020 in the amount of approximately $2.7 million, $0.80 million, and $0.70 million. The Company executed one large contract in the first quarter of 2021 in the amount of approximately $1.3 million, one large contract in the third quarter of 2021 of approximately of $0.87 million and had one large partial contract cancellation to an existing contract of approximately ($1.3) million. The Company executed one large contract in the fourth quarter of 2021 in the amount of approximately $0.78 million and had one contract cancellation in the amount of approximately $16.9 million.During 2022, the Company entered into a contract with ATCO Structures & Logistics (USA) Inc. for $5,771,200 that is reflected in the December 31, 2022 backlog.The Company expects that all of this revenue will be realized by December 31, 2023.

The Company’s remaining backlog as of December 31, 2022 represents the remaining transaction price of firm contracts for which work has not been performed and excludes unexercised contract options.

The Company expects to satisfy its backlog which represents the remaining unsatisfied performance obligation on contracts as of December 31, 2022 over the following period:

2022
Within 1 year	$6,810,762
Total Backlog	$6,810,762

Although backlog reflects business that is considered to be firm, cancellations, deferrals or scope adjustments may occur. Backlog is adjusted to reflect any known project cancellations, revisions to project scope and cost and project deferrals, as appropriate.

14.	Segment Reporting

We have organized our operations into three segments: Construction, Medical, Development and Environmental. We allocate to segment results the operating expenses “Payroll and related expenses,” “General and administrative,” “Marketing and business development,” and “Pre-project” based on usage, which is generally reflected in the segment in which the costs are incurred. These segments reflect the way our executive team evaluates the Company’s business performance and manages its operations. The Construction segment includes the Company's manufacturing unit SG ECHO and other modules projects. The Medical segment mainly consists of the Company's joint venture COVID-19 laboratory operations. The Development segment includes real property development utilizing our technology and our manufacturing facility. The Environmental segment has had no activity through December 31, 2022. Corporate and support consists of general corporate expenses such as our executive office; the corporate finance, accounting, audit, tax, human resources, risk management, information technology, marketing, and legal groups; corporate overhead and other items not allocated to any of the Company's segments. From time to time, the Company revises the measurement of each segment's cost of revenue and operating expenses, including any corporate overhead allocations, as determined by the information regularly reviewed by its executive team. Information for the Company's segments, as well as for Corporate and support, is provided in the following table:

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2022 and 2021

14.	Segment Reporting (continued)

	Construction	Medical	Development	Corporate/Support	Consolidated
Fiscal Year Ended December 31, 2022
Revenue	$12,752,219	$11,641,727	$—	$—	$24,393,946
Operating income (loss)	(472,039)	2,588,830	(2,137,866)	(7,208,895)	(7,229,970)
Other income (expense)	373,300	—	(306,393)	73,821	140,728
Income (loss) before income taxes	(98,739)	2,588,830	(2,444,259)	(7,135,074)	(7,089,242)
Less: Net income (loss) attributable to non-controlling interest	—	1,229,806	—	—	1,229,806
Net income (loss) attributable to common stockholders of Safe & Green Holdings Corp.	$(98,739)	$1,359,024	$(2,444,259)	$(7,135,074)	$(8,319,048)
Total assets	$11,287,672	$291,542	$9,268,918	$5,707,548	$26,555,680
Depreciation and amortization	$574,961	$40,230	$—	$—	$615,191
Capital expenditures	$1,858,054	$—	$893,785	$8,193	$2,760,032

Fiscal Year Ended December 31, 2021
Revenue	$6,793,690	$31,548,012	$—	$—	$38,341,702
Operating income (loss)	(7,041,313)	8,405,332	(203,078)	(7,143,792)	(5,982,851)
Other income (expense)	5,163	(9,878)	(55)	79,248	74,478
Income (loss) before income taxes	(7,036,150)	8,395,454	(203,133)	(7,064,544)	(5,908,373)
Net income (loss) attributable to non-controlling interest	—	4,924,303	—	—	4,924,303
Net income (loss) attributable to common stockholders of Safe & Green Holdings Corp.	$(7,036,150)	$3,471,151	$(203,133)	$(7,064,544)	$(10,832,676)
Total assets	$12,274,536	$5,884,098	$8,053,885	$8,711,499	$34,924,018
Depreciation and amortization	$351,795	$240,266	$—	$13,345	$605,406
Capital expenditure	$886,504	$362,122	$3,576,130	$—	$4,824,756

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2022 and 2021

15.	Income Taxes

The Company’s provision (benefit) for income taxes consists of the following for the year ended December 31, 2022 and 2021:

	2022	2021
Deferred:
Federal	$(1,600,538)	$(2,302,762)
State and local	(688,620)	(477,375)
Total deferred	(2,289,158)	(2,780,137)
Total provision (benefit) for income taxes	(2,289,158)	(2,780,137)
Less: valuation allowance	2,289,158	2,780,137
Income tax provision	$—	$—

A reconciliation of the federal statutory rate to 0.0% for the year ended December 31, 2022 and 2021 to the effective rate for income from operations before income taxes is as follows:

	2022	2021

Benefit for income taxes at federal statutory rate	21.0%	21.0%
State and local income taxes, net of federal benefit	3.9	3.9
Goodwill impairment	—	—
Change in state rate	—	—
Less valuation allowance	(24.9)	(24.9)
Effective income tax rate	0.0%	0.0%

The tax effects of these temporary differences along with the net operating losses, net of an allowance for credits, have been recognized as deferred tax assets (liabilities) at December 31, 2022 and 2021 as follows:

	2022	2021
Net operating loss carryforward	$8,155,944	$6,480,539
Bad debt reserve	37,734	239,334
Employee stock compensation	2,031,628	1,231,564
Intangible assets	(467,395)	(488,958)
Depreciation	(165,336)	(131,437)
Accrued expenses	74,801	47,184
Charity	213	205
Net deferred tax asset	9,667,589	7,378,431
Valuation allowance	(9,667,589)	(7,378,431)
Net deferred tax asset	$—	$—

The Company establishes a valuation allowance, if based on the weight of available evidence, it is more likely than not that some portion or all of the deferred assets will not be realized. During 2022 certain adjustments were made to the Company’s net operating loss carryforward tax asset for IRC Section 382 limitations. The valuation allowance increased by $2,289,158 and $2,780,137 during 2022 and 2021, respectively.

As of December 31, 2022, the Company had a net operating loss carryforward of approximately $30.2 million for Federal and State tax purposes. The net operating loss expires beginning 2030 through 2037for those losses generated in 2017 and prior years. Approximately $18 million of such net operating losses will carryforward indefinitely and be available to offset up to 80% of future taxable income each year. Subsequent to December 31, 2019, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was passed, which temporarily removes such 80% limitation for years 2019 and 2020. The Company’s net operating loss carryforward may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2022 and 2021

15.	Income Taxes (continued)

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

The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expenses. As of December 31, 2022, the Company has no unrecognized tax positions, including interest and penalties. The Company files returns in the United States Federal tax jurisdiction and various other state jurisdictions.

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

At December 31, 2022, there were options, including options granted to non-employees and non-directors, restricted stock units and warrants to purchase 36,436, 3,370,186 and 2,025,020 shares of common stock, respectively, outstanding that could potentially dilute future net income per share. Because the Company had a net loss as of December 31, 2022, it is prohibited from including potential common shares in the computation of diluted per share amounts. Accordingly, the Company has used the same number of shares outstanding to calculate both the basic and diluted loss per share. At December 31, 2021, there were options, including options to non-employees and non-directors, restricted stock units and warrants to purchase 36,436, 2,220,514 and 2,025,520 shares of common stock, respectively, outstanding that could potentially dilute future net income per share.

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

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2022 and 2021

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

 SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2022 and 2021

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

 SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2022 and 2021

19.	Share-based Compensation

On October 26, 2016, the Company’s Board of Directors approved the issuance of up to 25,000 shares of the Company’s common stock in the form of restricted stock or options (“2016 Stock Plan”). Effective January 20, 2017, the 2016 Stock Plan was amended and restated as the SG Blocks, Inc. Stock Incentive Plan, as further amended effective June 1, 2018 and as further amended on July 30, 2020 and as further amended on August 18, 2021, (the “Incentive Plan”). The Incentive Plan authorizes the issuance of up to 3,625,000 shares of common stock.  It authorizes the issuance of equity-based awards in the form of stock options, stock appreciation rights, restricted shares, restricted share units, other share-based awards and cash-based awards to non-employee directors and to officers, employees and consultants of the Company and its subsidiary, except that incentive stock options may only be granted to the Company’s employees and its subsidiary’s employees. The Incentive Plan expires on October 26, 2026, and is administered by the Company’s Compensation Committee of the Board of Directors. Each of the Company’s employees, directors, and consultants are eligible to participate in the Incentive Plan. As of December 31, 2022, there were 376,060 shares of common stock available for issuance under the Incentive Plan.

Stock-based compensation expense is included in the consolidated statements of operations as follows:

	Year Ended December 31,
	2022	2021
Payroll and related expenses	$2,798,844	$1,647,391
General and administrative expenses	—	—
Total	$2,798,844	$1,647,391

The following table presents total stock-based compensation expense by security type included in the consolidated statements of operations:

	Year Ended December 31,
	2022	2021
Stock options	$—	$2,666
RSUs	2,798,844	1,644,725
Total	$2,798,844	$1,647,391

Because the Company does not have significant historical data on employee exercise behavior, the Company uses the “Simplified Method” to calculate the expected life of the stock-based option awards granted to employees. The simplified method is calculated by averaging the vesting period and contractual term of the options.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2022 and 2021

19.	Share-based Compensation (continued)

The following table summarizes stock-based option activities and changes during the years ended December 31, 2022 and 2021, as described below:

	Shares	Weighted Average Fair Value Per Share	Weighted Average Exercise Price Per Share	Weighted Average Remaining Terms (in years)	Aggregate Intrinsic Value
Outstanding – December 31, 2020	36,436	$35.54	$78.71	6.34	$—
Granted	—	—	—
Exercised	—	—	—
Cancelled	—	—	—
Outstanding – December 31, 2021	36,436	$24.80	$78.71	5.34	$—
Granted	—	—	—
Exercised	—	—	—
Cancelled	—	—	—
Outstanding – December 31, 2022	36,436	24.80	78.71	4.34	$—
Exercisable – December 31, 2021	36,436	24.80	78.71	5.34	—
Exercisable – December 31, 2022	36,436	$24.80	$78.71	4.34	$—

For the years ended December 31, 2022 and December 31, 2021, the Company recognized stock-based compensation expense of $0 and $2,666, respectively, related to stock options. This expense is included in payroll and related expenses in the accompanying consolidated statements of operations.

As of December 31, 2022, there was no unrecognized compensation costs related to non-vested stock options and all options have been expensed. The intrinsic value is calculated as the difference between the fair value of the stock price at year end and the exercise price of each of the outstanding stock options. The fair value of the stock price at December 31, 2022 was $1.28 per share.

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

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2022 and 2021

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

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2022 and 2021

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

During 2022, a total of 1,045,000 of restricted stock units were granted to Mr. Galvin and seven employees of the Company, under the Company’s stock-based compensation plan, at the fair value ranging from $1.30 to $2.24 per share, which represents the closing price of the Company’s common stock at the date of grant. The restricted stock units granted vest quarterly over two years from the anniversary of the grant date. The fair value of these units upon issuance amounted to $1,843,000.

On November 18, 2022, a total of 80,000 of restricted stock units were granted to four of the Company's non-employee directors, under the Company's stock-based compensation plan, at the fair value of $1.30 per share, which represents the closing price of the Company's common stock on November 18, 2022. The restricted stock units granted vest in equal quarterly installments over a two-year period.

For the year ended December 31, 2022 and 2021, the Company recognized stock-based compensation of $2,798,844 and $1,644,725 related to restricted stock units. This expense is included in the payroll and related expenses and general and administrative expenses in the accompanying consolidated statement of operations. As of December 31, 2022, there was a total of $1,686,599 in unrecognized compensation costs related to non-vested restricted stock units.

The following table summarized restricted stock unit activities during the year ended December 31, 2022:

Number of Shares
Non-vested balance at January 1, 2022	1,274,137
Granted	1,125,000
Vested	(890,122)
Forfeited/Expired	(125,118)
Non-vested balance at December 31, 2022	1,383,897

 SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2022 and 2021

20.	Commitments and Contingencies

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

The Company believes that the Assignment Agreement was void for lack of consideration and moved to dismiss the case on those and other grounds. On June 17, 2020, the New York Supreme Court entered an order dismissing certain claims against the Company brought by cross claimant Phipps & Co. Specifically, the court dismissed Phipps’ claims for indemnification, contribution, fraud, negligence and negligent misrepresentation. The court did not dismiss Phipps’ claim for breach of the Assignment Agreement. The issue of the validity of the Assignment Agreement, and the Company’s defenses to the claims brought by the plaintiff Pizzarotti, and cross claimant Phipps, are being litigated. The Company maintains that the Assignment Agreement, to the extent valid and enforceable, was properly terminated and/or there are no damages, and, consequently, that the claims brought against the Company are without merit. The Company intends to continue to vigorously defend the litigation. The parties have engaged in written discovery but no depositions have been conducted as of yet. By motion dated February 24, 2021, Pizzarotti moved to stay the entire action pending the outcome of a separate litigation captioned Pizzarotti, LLC v. FPG Maiden Lane, LLCet. al., Index No. 651697/2019, involving some of the same parties (but excluding the Company). Phipps cross moved to consolidate the two actions. The Company opposed both motions. On April 26, 2021, the court denied both motions and directed the parties to meet and confer concerning the scheduling of depositions. On May 10, 2021, the parties jointly filed with the court a proposed order providing the completion of depositions of all parties and nonparties by September 30, 2021. The court has not entered the proposed discovery order and no formal action has been taken by the plaintiff Pizzarotti nor the defendant-cross claimant Phipps since the proposed order was submitted. There are no scheduled hearings or conferences before the court at this time.

Litigation is subject to many uncertainties, and the outcome of this action is not predicted with assurance. The Company is currently unable to predict the possible loss or range of loss, if any, associated with the resolution of this litigation, and, accordingly, the Company has made no provision related to this matter in the consolidated financial statements.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2022 and 2021

20.	Commitments and Contingencies (continued)

Vendor Litigation

1.) SG Blocks, Inc. v HOLA Community Partners, et. al.

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

On July 23, 2021, the Company filed a First Amended Third-Party Complaint adding the following additional third party defendants seeking, inter alia, contractual indemnity, equitable indemnity; and contribution: American Home Building and Masonry Corp. (“American Home”), Anderson Air Conditioning, L.P. (“Anderson”). Broadway Glass and Mirror, Inc. (“Broadway”), Marne Construction, Inc. (“Marne”), The McIntyre Company (“McIntyre”), Dowell & Bradley Construction, Inc. dba J R Construction (“JR Construction”) Junior Steel Co. (“Junior Steel”) Saddleback Roofing, Inc. (“Saddleback”) Schindler Elevator Corporation (“Schindler”) U.S. Smoke & Fire Corp. (“U.S. Smoke”) and FirstForm, Inc. (“FirstForm”) (collectively the “Additional Third Party Defendants”).

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

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2022 and 2021

20.	Commitments and Contingencies (continued)

On or about December 31, 2022, the parties who appeared in the HOLA Action executed a Settlement Agreement and Release. On February 28, 2023 the court “so ordered” the parties’ stipulation dismissing all causes of action against the parties to the Settlement Agreement and Release.

2.) Teton Buildings, LLC

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

On January 22, 2021, the Company filed a third-party complaint against Teton in the United States District Court for the Central District of California, Case No. 2:20−cv−03432 in the HOLA Action (described above), seeking to determine Teton’s liability in its capacity as a bankruptcy debtor in order to collect any damages payable from Teton’s liability insurance carrier or carriers. On July 23, 2021, the Company filed a First Amended Third-Party Complaint against Teton and other named third party defendants (see #2 below). Teton has been served with the First Amended Third-Party Complaint and on or about February 11, 2022, Teton filed an answer and affirmative defenses.

On or about December 31, 2022, the parties who appeared in the HOLA Action, including Teton by and through its insurance carrier, executed a Settlement Agreement and Release. On February 28, 2023 the court “so ordered” the parties’ stipulation dismissing all causes of action against the parties to the Settlement Agreement and Release.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2022 and 2021

20.	Commitments and Contingencies (continued)

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

On May 14, 2021, EDI accepted the Company’s Statutory Offer of Compromise, pursuant to California Code of Civil Procedures §998, to settle EDI’s cross-claims. On July 26, 2021, the Company and EDI entered into a certain General Release agreement whereby in exchange for payment by the Company in the amount of $67,125.83 EDI released SG Blocks from all liabilities and damages related to EDI’s cross-claims. The Company continues to prosecute its claim against EDI for tortious interference with the Company’s economic relationship with HOLA Community Partners and Heart of Los Angeles Youth, Inc. The discovery period has concluded and a trial date has been set for October 2023.

Litigation is subject to many uncertainties, and the outcome of this action is not predicted with assurance. The Company is currently unable to predict the outcome or possible recovery or loss or range of loss, if any, associated with the resolution of this litigation, and, accordingly, the Company has made no provision related to this matter in the consolidated financial statements.

Other Litigation

1.) SG Blocks, Inc. v. Osang Healthcare Company, Ltd.,

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

A status conference was held on November 16, 2022 at which time the Court entered a scheduling order for the conducting of discovery. Discovery is ongoing. A settlement conference was held by the Court on March 14, 2023.

Litigation is subject to many uncertainties, and the outcome of this action is not predicted with assurance. The Company is currently unable to predict the outcome or possible recovery, if any, associated with the resolution of this litigation, and, accordingly, the Company has made no provision related to this matter in the consolidated financial statements.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2022 and2021

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

During January 2023, the Short-Term Note and Second Short-Term Note were extended with a current maturity date of February 1, 2024.

On February 7, 2023, the Company closed a private placement offering (the “Offering”) of One Million One Hundred Thousand Dollars ($1,100,000) in principal amount of the Company’s 8% convertible debenture (the “Debenture”) and a warrant (the “Warrant”) to purchase up to Five Hundred Thousand (500,000) shares of the Company’s common stock, to Peak One Opportunity Fund, L.P. (“Peak One”). Pursuant to a Securities Purchase Agreement, dated February 7, 2023 (the “Purchase Agreement”), the Debenture was sold to Peak One for a purchase price of $1,000,000, representing an original issue discount of ten percent (10%).

In connection with the offering the Company paid $15,000 as a non-accountable fee to Peak One to cover its accounting fees, legal fees and other transactional costs incurred in connection with the transactions contemplated by the Purchase Agreement and issued 50,000 shares of its restricted common stock (the “Commitment Shares”) to Peak One Investments, LLC (“Investments”), the general partner of Peak One.

The Debenture matures twelve months from its date of issuance and bear interest at a rate of 8% per annum payable on the maturity date. The Debenture is convertible, at the option of the holder, at any time, into such number of shares of common stock of the Company equal to the principal amount of the Debenture plus all accrued and unpaid interest at a conversion price equal to $1.50 (the “Conversion Price”), subject to adjustment for any stock splits, stock dividends, recapitalizations and similar events and in the event the Company, at any time while the Debenture is outstanding, issues, sells or grants any option to purchase, or sells or grants any right to reprice, or otherwise disposes of, or issues common stock or other securities convertible into, exercisable for, or otherwise entitle any person the right to acquire, shares of common stock, other than with respect to an Exempt Issuance (as defined in the Debenture), at an effective price per share that is lower than the then Conversion Price. In the event of any such anti-dilutive event, the Conversion Price will be reduced at the option of the holder to such lower effective price of the dilutive event, subject to a floor price of $0.40 per share, unless and until the Company obtains shareholder approval for any issuance below such floor price.

On March 30, 2023, an affiliate of SG DevCorp. entered into an agreement to secure financing to pay off the Short-Term Note and Second Short-Term Note by issuing a new $5,000,000 note to be secured by the Lago Vista property and SG DevCorp.’s McLean site in Durant, Oklahoma. As of the date of this report, the financing to pay off the Notes had not closed.

