Form 10-Q
period 2023-03-31
SAFE & GREEN HOLDINGS CORP.
filed 2023-05-11
CIK 1023994

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 11, 2023 the issuer had a total of 14,302,587 shares of the registrant’s common stock, $0.01 par value, outstanding.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,452,501	$582,776
Accounts receivable, net	1,012,172	1,280,456
Contract assets	900,717	36,384
Held for sale assets	4,400,361	4,396,826
Inventories	12,989	465,560
Prepaid expenses and other current assets	1,266,523	744,211
Total current assets	9,045,263	7,506,213

Property, plant and equipment, net	6,044,259	5,608,903
Project development costs and other non-current assets	565,809	483,546
Goodwill	1,309,330	1,309,330
Right-of-use asset	4,190,316	4,421,002
Long-term note receivable	866,781	857,534
Intangible assets, net	2,032,894	1,997,833
Deferred contract costs, net	61,178	71,374
Investment in non-marketable securities	700,000	700,000
Investment in and advances to equity affiliates	3,624,945	3,599,945
Total Assets	$28,440,775	$26,555,680

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$5,701,514	$4,009,522
Contract liabilities	344,129	437,271
Lease liability, current maturities	1,112,102	1,225,394
Assumed liability	5,795	5,795
Short term note payable, net	5,396,276	2,648,300
Total current liabilities	12,559,816	8,326,282

Long-term note payable	750,000	750,000
Lease liability, net of current maturities	2,809,321	3,039,836
Total liabilities	16,119,137	12,116,118

Stockholders’ equity:
Preferred stock, $0.00 par value, 5,405,010 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 25,000,000 shares authorized; 14,302,587 issued and 14,225,788 outstanding as of March 31, 2023 and 12,613,978 issued and 12,590,863 outstanding as of December 31, 2022	143,026	126,140
Additional paid-in capital	57,605,024	56,173,977
Treasury stock, at cost - 23,115 shares	(49,680)	(49,680)
Accumulated deficit	(44,947,708)	(41,428,268)
Total Safe & Green Holdings Corp. stockholders’ equity	12,750,662	14,822,169
Non-controlling interest	(429,024)	(382,607)
Total stockholders’ equity	12,321,638	14,439,562
Total Liabilities and Stockholders’ Equity	$28,440,775	$26,555,680

The accompanying notes are an integral part of these condensed consolidated financial statements.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2023	2022
	(Unaudited)	(Unaudited)
Revenue:
Construction services	$5,503,935	$1,668,384
Engineering services	—	50,386
Medical revenue	—	6,885,828
Total	5,503,935	8,604,598

Cost of revenue:
Construction services	5,573,407	1,677,560
Engineering services	—	43,153
Medical revenue	—	4,397,450
Total	5,573,407	6,118,163

Gross profit (loss)	(69,472)	2,486,435

Operating expenses:
Payroll and related expenses	1,314,390	1,144,187
General and administrative expenses	1,788,956	780,021
Marketing and business development expense	87,251	143,335
Total	3,190,597	2,067,543

Operating income (loss)	(3,260,069)	418,892

Other income (expense):
Interest expense	(287,372)	(48,849)
Interest income	9,362	12,783
Other income (expense)	18,639	118,902
Total	(259,371)	82,836

Loss before income taxes	(3,519,440)	501,728
Income tax expense	—	—

Net loss	(3,519,440)	501,728

Add: net income (loss) attributable to noncontrolling interests	—	1,218,905
Net loss attributable to common stockholders of Safe & Green Holdings Corp.	$(3,519,440)	$(717,177)

Net loss per share attributable to Safe & Green Holdings Corp.
Basic and diluted	$(0.25)	$(0.06)

Weighted average shares outstanding:
Basic and diluted	14,003,933	11,998,334

The accompanying notes are an integral part of these condensed consolidated financial statements.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	$0.01 Par Value Common Stock		Additional Paid-in	Treasury	Accumulated	Safe & Green Holdings Corp. Stockholders'	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Stock	Deficit	Equity	Interests	Equity
Balance at December 31, 2021	11,986,873	$119,869	$53,341,405	$—	$(33,109,220)	$20,352,054	$1,363,735	$21,715,789
Stock-based compensation	20,000	200	688,886	—	—	689,086	—	689,086
Noncontrolling interest distribution	—	—	—	—	—	—	(1,274,000)	(1,274,000)
Net Loss	—	—	—	—	(717,177)	(717,177)	1,218,905	501,728
Balance at March 31, 2022	12,006,873	$120,069	$54,030,291	$—	$(33,826,397)	$20,323,963	$1,308,640	$21,632,603

Balance at December 31, 2022	12,613,978	$126,140	$56,173,977	$(49,680)	$(41,428,268)	$14,822,169	$(382,607)	$14,439,562
Stock-based compensation	—	—	656,369	—	—	656,369	—	656,369
Issuance of restricted common stock	287,512	2,875	434,450	—	—	437,325	—	437,325
Issuance of restricted stock units	1,351,097	13,511	(13,511)	—	—	—	—	—
Issuance of warrants and restricted common stock	50,000	500	353,739	—	—	354,239	—	354,239
Noncontrolling interest distribution	—	—	—	—	—	—	(46,417)	(46,417)
Net loss	—	—	—	—	(3,519,440)	(3,519,440)	—	(3,519,440)
Balance at March 31, 2023	14,302,587	$143,026	$57,605,024	$(49,680)	$(44,947,708)	$12,750,662	$(429,024)	$12,321,638

The accompanying notes are an integral part of these condensed consolidated financial statements.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	For the Three Months Ended March 31, 2023	For the Three Months Ended March 31, 2022
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(3,519,440)	$501,728
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	92,193	104,825
Amortization of intangible assets	46,119	41,823
Amortization of deferred license costs	10,196	10,196
Amortization of debt issuance costs and debt discount	169,040	8,628
Amortization of right of use asset	230,690	109,308
Common stock issued for services	437,325	—
Bad debt expense	—	7,024
Interest income on long-term note receivable	(9,247)	(9,247)
Stock-based compensation	656,369	649,090
Loss on asset disposal	—	241
Changes in operating assets and liabilities:
Accounts receivable	268,284	486,117
Contract assets	(864,333)	(91,479)
Inventories	452,571	219,483
Prepaid expenses and other current assets	(522,314)	(128,592)
Intangible assets	(81,180)	—
Accounts payable and accrued expenses	1,691,992	(2,052,971)
Contract liabilities	(93,142)	3,768,133
Due to affiliates	—	(264,451)
Lease liability	(343,808)	(102,829)
Net cash used in operating activities	(1,378,685)	3,257,027

Cash flows from investing activities:
Purchase of property, plant and equipment	(531,083)	(922,865)
Proceeds from sale of equipment	—	760
Repayment of promissory note	—	(100,000)
Project Development Costs	(82,265)	(338,885)
Investment in and advances to equity affiliates	(25,000)	—
Investment in non-marketable securities	—	(500,000)
Net cash used in investing activities	(638,348)	(1,860,990)

Cash flows from financing activities:
Repayment of short term notes payable	(2,500,000)	—
Proceeds from short-term notes payable and warrants	5,433,175	—
Distribution paid to non-controlling interest	(46,417)	(1,274,000)
Net cash provided by (used in) financing activities	2,886,758	(1,274,000)

Net increase in cash and cash equivalents	869,725	122,037

Cash and cash equivalents - beginning of period	582,776	13,024,381

Cash and cash equivalents - end of period	$1,452,501	$13,146,418

 The accompanying notes are an integral part of these condensed consolidated financial statements.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2023 and 2022 (Unaudited)

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

The Company operates in the following four segments: (i) construction; (ii) medical; (ii) real estate development; and (iv) environmental. The construction segment designs and constructs modular structures built in the Company’s factories. In the medical segment the Company uses its modular technology to provide turnkey solutions to medical testing and treatment and generates revenue from the medical testing. The Company’s real estate development segment builds innovative and green single or multifamily projects in underserved regions nationally using modules built in one of the Company’s vertically integrated factories. The environmental segment, the newest segment, is a sustainable medical and waste management solution that collects waste and treats waste for safe disposal.

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

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2023 and 2022 (Unaudited)

1.	Description of Business (continued)

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

As of March 31, 2023, the Company had cash and cash equivalents of $1,452,501 and a backlog of  $1,306,849. See Note 11 for a discussion of construction backlog. Based on our conversations with key customers, the Company anticipates its backlog to convert to revenue over the following period:

2023
Within 1 year	$1,306,849
Total Backlog	$1,306,849

The Company has incurred losses since its inception, has negative working capital of approximately $3,515,000 and has negative operating cash flows, which has raised substantial doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of the uncertainty concerning the Company’s ability to continue as a going concern.

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

For the Three Months Ended March 31, 2023 and 2022 (Unaudited)

3.	Summary of Significant Accounting Policies

Basis of presentation and principals of consolidation – The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 8 Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. The condensed financial statements and notes should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2022 included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission on March 31, 2023. In the opinion of management, all adjustments, consisting of normal accruals, considered necessary for a fair presentation of the interim financial statements have been included. Results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

Recently adopted accounting pronouncements - New accounting pronouncements implemented by the Company are discussed below or in the related notes, where appropriate.

Accounting estimates – The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates, judgements and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period, together with amounts disclosed in the related notes to the financial statements. The Company's estimates used in these financial statements include, but are not limited to, revenue recognition, stock-based compensation, accounts receivable reserves, inventory valuations, goodwill, the valuation allowance related to the Company’s deferred tax assets, the carrying amount of intangible assets, right of use assets and the recoverability and useful lives of long-lived assets. Certain of the Company’s estimates could be affected by external conditions, including those unique to the Company and general economic conditions. It is reasonably possible that these external factors could have an effect on the Company’s estimates and could cause actual results to differ from those estimates.

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

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2023 and 2022 (Unaudited)

3.	Summary of Significant Accounting Policies (continued)

For product or equipment sales, the Company applies recognition of revenue when the customer obtains control over such goods, which is at a point in time.

The Company entered into a joint venture agreement with Clarity Lab Solutions, LLC (“Clarity Labs”) (the “JV”) in the fourth quarter of 2021. Revenue from the activities of the JV is related to clinical testing services and is recognized when services have been rendered, which is at a point in time.  Included in the consideration the Company expected to be entitled to receive, the Company estimates its contractual allowances, payer denials and price concessions. In addition, the Company formed Chicago Airport Testing, LLC which collected rental revenue from subleasing to a consortium of government entities assisting in COVID-19 testing. For the three months ended March 31, 2023 and 2022, the Company recognized $0 and $6,885,828, respectively related to activities through these two joint ventures, which is included in medical revenue on the accompanying consolidated statements of operations. Due to the ongoing lower affects of COVID-19 restrictions, the JV began to wind down during the fourth quarter of 2022.

Disaggregation of Revenues

The Company’s revenues for the three, months ended March 31, 2022 wase principally derived from construction and engineering contracts related to Modules, and medical revenue derived from lab testing and test kit sales. The Company’s revenues for the three, months ended March 31, 2023 was principally derived from construction and engineering contracts related to Modules The Company's contracts are with customers in various industries. Revenue recognized at a point in time and recognized over time were $0 and $5,503,935, respectively, for the three months ending March 31, 2023. Revenue recognized at a point in time and recognized over time were $6,885,828 and $1,718,770, respectively, for the three months ending March 31, 2022.

The following tables provide further disaggregation of the Company’s revenues by categories:

	Three Months Ended March 31,
Revenue by Customer Type	2023		2022
Construction and Engineering Services:
Government	$—	—%	$39	—%
Hotel	33,676	1%	897,244	10%
Multi-Family (includes Single Family)	—	—%	77,626	1%
Office	5,470,259	99%	728,875	8%
Retail	—	—%	5,344	1%
Special Use	—	—%	9,642	—%
Subtotal	5,503,935	100%	1,718,770	20%
Medical Revenue:
Medical (lab testing, kit sales and equipment)	—	—%	6,885,828	80%
Total revenue by customer type	$5,503,935	100%	$8,604,598	100%

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

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2023 and 2022 (Unaudited)

3.	Summary of Significant Accounting Policies (continued)

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

Deferred Contract Costs - Prior to entering into the Exclusive License Agreement (“ELA”) in 2019, the Company was subject to an agreement to construct and develop a certain property (“Original Agreement”), which now was subject to the ELA. Because of this, the Company is no longer obliged to its Original Agreement. Upon entering the ELA, the Company had an outstanding accounts receivable balance of $306,143 which was forfeited and recognized this amount as deferred contract costs. This amount was offset by $102,217, which was reimbursement from the licensee for project costs on this project. The Company incurred total deferred contract costs of $203,926. The Company considered this amount an incremental cost of obtaining that ELA, because the Company expected to recover those costs through future royalty payments. The Company initially planned to amortize the asset over sixty months, which is the initial term of the ELA because the asset relates to the services transferred to the customer during the contract term. As of March 31, 2023, accumulated amortization related to deferred contract costs amounted to $142,747. During the three months ended March 31, 2023 and 2022, amortization expense relating to the deferred contract costs amounted to $10,196 and $10,196, respectively, and is included in general and administrative expenses on the accompanying consolidated statements of operations. The ELA was terminated on June 15, 2021 but the Company expects to recover the deferred contract costs from the Assignment of Limited Rights Under Membership Interest Redemption Agreement, dated June 15, 2021.

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

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2023 and 2022 (Unaudited)

3.	Summary of Significant Accounting Policies (continued)

On August 27, 2020 the Company entered into a joint venture agreement with Clarity Lab Solutions, LLC (“Clarity Labs”) (the “JV”).  In consideration and subject to Clarity Lab’s services and commitments and provided the agreement remains valid and in force, and is not terminated, the Company agreed to issue 200,000 restricted shares of the Company’s common stock over a defined vesting period starting in December 1, 2020. The restricted shares of the Company common stock were not issued to Clarity Labs as certain capital commitments were not met. Clarity Labs is a licensed clinical laboratory that uses specialized molecular testing equipment and that focuses on the diagnosis and treatment of critical diseases, including COVID-19. Clarity Labs is also engaged in the business of manufacturing, importing and distributing various medical tests. Under the JV, the Company and Clarity Labs were to jointly market, sell, and distribute certain products and services (“Clarity Mobile Venture”). The Company has determined it is the primary beneficiary of Clarity Mobile Venture and has thus consolidated the activities in its consolidated financial statements. Due to the ongoing lower affects of COVID-19 restrictions, the JV was wound down during the fourth quarter of 2022.

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

On June 24, 2021, the Company's subsidiary, SG DevCorp, entered into an operating agreement with Jacoby Development for a 10% non-dilutable equity interest for JDI-Cumberland Inlet, LLC (“Cumberland”).  The Company contributed $3,000,000 for its 10% equity interest. During the three months ended March 31, 2023, the Company contributed an additional $25,000. The purpose of JDI-Cumberland Inlet, LLC is to develop a waterfront parcel in a mixed-use destination community.  The Company has determined it is not the primary beneficiary of JDI-Cumberland Inlet, LLC and thus will not consolidate the activities in its consolidated financial statements. The Company will use the equity method to report the activities as an investment in its consolidated financial statements.

During the three months ended March 31, 2023, Norman Berry and Cumberland did not have any material earnings or losses as the investments are in development. In addition, management believes there was no impairment as of March 31, 2023.

The approximate combined financial position of the Company’s equity affiliates are summarized below as of March 31, 2023 and December 31, 2022:

Condensed balance sheet information:	March 31,2023	December 31,2022
	(Unaudited)	(Unaudited)
Total assets	$37,500,000	$37,500,000
Total liabilities	$7,100,000	$7,100,000
Members’ equity	$30,400,000	$30,400,000

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2023 and 2022 (Unaudited)

3.	Summary of Significant Accounting Policies (continued)

Cash and cash equivalents – The Company considers cash and cash equivalents to include all short-term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less upon acquisition. Cash and cash equivalents totaled $1,452,501 and $582,776 as of March 31, 2023, and December 31, 2022, respectively.

Short-term investment – The Company classifies investments consisting of a certificate of deposit with a maturity greater than three months but less than one year as short-term investment.  The Company had no short-term investment as of March 31, 2023 or December 31, 2022, respectively.

Accounts receivable and allowance for credit losses – Accounts receivable are receivables generated from sales to customers and progress billings on performance type contracts. Amounts included in accounts receivable are deemed to be collectible within the Company’s operating cycle. The Company recognizes accounts receivable at invoiced amounts.

The Company adopted ASC 326, Current Expected Credit Losses, on January 1, 2023, which requires the measurement and recognition of expected credit losses using a current expected credit loss model. The allowance for credit losses on expected future uncollectible accounts receivable is estimated considering forecasts of future economic conditions in addition to information about past events and current conditions.

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

Inventory – Raw construction materials (primarily shipping containers and fabrication materials) are valued at the lower of cost (first-in, first-out method) or net realizable value. Finished goods and work-in-process inventories are valued at the lower of cost or net realizable value, using the specific identification method. Medical equipment and COVID-19 test and testing supplies are valued at the lower of cost, (first-in, first-out method) or net realizable value. As of March 31, 2023 and December 31, 2022 there was inventory of $12,989 and $465,560, respectively, for construction materials.

Goodwill – The Company performs its impairment test of goodwill at the reporting unit level each fiscal year, or more frequently if events or circumstances change that would more likely than not reduce the fair value of its reporting unit below its carrying values. The Company performs a goodwill impairment test by comparing the fair value of the reporting unit with its carrying value and recognizes an impairment charge for the amount by which the carrying value exceeds the fair value, not to exceed the total amount of goodwill. The amount by which the carrying value of the goodwill exceeds its implied fair value, if any, is recognized as an impairment loss. There were no impairments during the  three months ended March 31, 2023 or 2022.

Intangible assets – Intangible assets consist of $2,766,000 of proprietary knowledge and technology, which is being amortized over 20 years. In addition, included in intangible assets is $97,164 of trademarks, and $196,812 of website costs that are being amortized over 5 years. The Company evaluated intangible assets for impairment during the three months ended March 31, 2023 and 2022 and determined that there are no impairment losses. The accumulated amortization as of March 31, 2023 and 2022 was $1,027,082 and $857,554, respectively. The amortization expense for the three months ended March 31, 2023 and 2022 was $46,119 and $41,823, respectively. The estimated amortization expense for the successive five years is as follows:

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2023 and 2022 (Unaudited)

3.	Summary of Significant Accounting Policies (continued)

For the year ending December 31,:
2023 (remaining)	$142,605
2024	190,271
2025	186,854
2026	169,519
2027	165,841
Thereafter	1,177,804
$2,032,894

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

Held For Sale Assets – On May 10, 2021 the Company's subsidiary, SG DevCorp acquired the Lago Vista, Texas property for $3,576,130. Management has implemented a plan to sell this property during 2022, which meets all of the criteria required to classify it as Held for Sale. Including the project development costs associated with Lago Vista of $824,231, the book value is now $4,400,361.

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

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2023 and 2022 (Unaudited)

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

With respect to receivables, concentrations of credit risk are limited to a few customers in the construction industry. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers other than normal lien rights. At March 31, 2023 and December 31, 2022, 80% and 80%, respectively, of the Company’s gross accounts receivable were due from two and three customers.

Revenue relating to one and two customers represented approximately 95% and 90% of the Company's total revenue for the three months ended March 31, 2023 and 2022, respectively.

Cost of revenue relating to two vendors represented approximately 28% of the Company’s total cost of revenue for the three months ended March 31, 2022. For the three months ended March 31, 2023 there were no vendors that represented 10% or more of our cost of revenue. The Company believes it has access to alternative suppliers, with limited disruption to the business, should circumstances change with its existing suppliers.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2023 and 2022 (Unaudited)

4.	Accounts Receivable

At March 31, 2023 and December 31, 2022, the Company’s accounts receivable consisted of the following:

	2023	2022
Billed:
Construction services	$1,157,918	$1,310,456
Other receivable	—	115,746
Total gross receivables	1,157,918	1,426,202
Less: allowance for credit losses	(145,746)	(145,746)
Total net receivables	$1,012,172	$1,280,456

Receivables are evaluated for collectability and allowances for potential losses are established or maintained on applicable receivables.

5.	Contract Assets and Contract Liabilities

Costs and estimated earnings on uncompleted contracts, which represent contract assets and contract liabilities, consisted of the following at March 31, 2023 and December 31, 2022:

	2023	2022
Costs incurred on uncompleted contracts	$7,606,868	$13,730,177
Provision for loss on uncompleted contracts	—	—
Estimated earnings to date on uncompleted contracts	657,694	(2,160,085)
Gross contract assets	8,264,562	11,570,092
Less: billings to date	(7,707,974)	(11,970,979)
Net contract liabilities on uncompleted contracts	$556,588	$(400,887)

The above amounts are included in the accompanying condensed consolidated balance sheets under the following captions at March 31, 2023 and December 31, 2022.

	2023	2022
Contract assets	$900,717	$36,384
Contract liabilities	(344,129)	(437,271)
Net contract liabilities	$556,588	$(400,887)

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

For the Three Months Ended March 31, 2023 and2022(Unaudited)

6.	Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation and amortization and depreciated using the straight-line method over their useful lives. At March 31, 2023 and December 31, 2022, the Company’s property, plant and equipment, net consisted of the following:

	2023	2022
Computer equipment and software	$94,530	$94,530
Furniture and other equipment	271,798	271,798
Leasehold improvements	17,280	17,280
Equipment and machinery	943,464	943,464
Automobiles	4,638	4,638
Building held for leases	196,416	196,416
Laboratory and temporary units	1,364,748	1,364,748
Land	1,190,655	1,190,655
Construction in progress	2,771,649	2,244,100
Property, plant and equipment	6,855,178	6,327,629
Less: accumulated depreciation	(810,919)	(718,726)
Property, plant and equipment, net	$6,044,259	$5,608,903

Depreciation expense for the three months ended March 31, 2023 and 2022 amounted to $92,193 and $104,825 respectively.

7.	Notes Receivable

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

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2023 and 2022 (Unaudited)

8.	Notes Payable

On July 14, 2021, SG DevCorp, a subsidiary of the Company, issued a Real Estate Lien Note, in the principal amount of $2,000,000 (the “Short-Term Note”), secured by a Deed of Trust, dated July 14, 2021 (the “Deed of Trust”), on the Company's 50+ acre Lake Travis project site in Lago Vista, Texas and a related Assignment of Leases and Rents, dated July 8, 2021 (“Assignment of Rents”), for net loan proceeds of approximately  $1,948,234 after fees. The Short-Term Note has a term of one (1) year, provides for payments of interest only at a rate of twelve percent (12%) per annum and may be prepaid without penalty commencing nine (9) months after its issuance date. If the Short-Term Note is prepaid prior to nine (9) months after its issuance date, a 0.5% prepayment penalty is due. The Company capitalized $20,000 in interest charges and $4,134 in debt issuance costs during the year ended December 31, 2022 related to the Lago Vista project in accordance with ASC 835-20. On July 14, 2022, the Company entered into a renewal and extension of the Short-Term Note, with a maturity date of January 14, 2023 and all other terms remaining the same.

On September 8,2022, the Company entered into a Second Real Estate Lien Note, in the principal amount of $500,000, with similar terms to the Short-Term Note (“Second Short-Term Note”). The Second Short-Term Note had a maturity date of January 14, 2023.

During January 2023, the Short-Term Note and Second Short-Term Note were extended with a maturity date of February 1, 2024.

On March 31, 2023, LV Peninsula Holding LLC (“LV Peninsula”), a Texas limited liability company and wholly owned subsidiary of SG DevCorp, pursuant to a Loan Agreement, dated March 30, 2023 (the “Loan Agreement”), issued a promissory note, in the principal amount of $5,000,000 (the “LV Note”), secured by a Deed of Trust and Security Agreement, dated March 30, 2023 (the “Deed of Trust”) on the Lake Travis project site in Lago Vista, Texas, a related Assignment of Contract Rights, dated March 30, 2023 (“Assignment of Rights”), on our project site in Lago Vista, Texas and McLean site in Durant, Oklahoma and a Mortgage, dated March 30, 2023 (“Mortgage”), on our site in Durant, Oklahoma .

The proceeds of the LV Note were used to pay off the Short-Term Note and Second Short-Term Note. The LV Note requires monthly installments of interest only, is due on April 1, 2024 and bears interest at the prime rate as published in the Wall Street Journal (currently 8.0%) plus five and 50/100 percent (5.50%), currently equaling 13.5%; provided that in no event will the interest rate be less than a floor rate of 13.5%. The LV Peninsula obligations under the LV Note have been guaranteed by SG DevCorp pursuant to a Guaranty, dated March 30, 2023 (the “Guaranty”), and may be prepaid by LV Peninsula at any time without interest or penalty. The Company incurred $406,825 of debt issuance costs and remitted $675,000 in prepaid interest in connection with the LV Note.

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

On February 7, 2023, the Company closed a private placement offering (the “Offering”) of One Million One Hundred Thousand Dollars ($1,100,000.00) in principal amount of the Company’s 8% convertible debenture (the “Debenture”) and a warrant (the “Peak Warrant”) to purchase up to Five Hundred Thousand (500,000) shares of the Company’s common stock, to Peak One Opportunity Fund, L.P. (“Peak One”). Pursuant to a Securities Purchase Agreement, dated February 7, 2023 (the “Purchase Agreement”), the Debenture was sold to Peak One for a purchase price of $1,000,000, representing an original issue discount of ten percent (10%).

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

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2023 and 2022 (Unaudited)

8.	Notes Payable (continued)

The Debenture matures twelve months from its date of issuance and bears interest at a rate of 8% per annum payable on the maturity date. The Debenture is convertible, at the option of the holder, at any time, into such number of shares of common stock of the Company equal to the principal amount of the Debenture plus all accrued and unpaid interest at a conversion price equal to $1.50 (the “Conversion Price”), subject to adjustment for any stock splits, stock dividends, recapitalizations and similar events and in the event the Company, at any time while the Debenture is outstanding, issues, sells or grants any option to purchase, or sells or grants any right to reprice, or otherwise disposes of, or issues common stock or other securities convertible into, exercisable for, or otherwise entitle any person the right to acquire, shares of common stock, other than with respect to an Exempt Issuance (as defined in the Debenture), at an effective price per share that is lower than the then Conversion Price. In the event of any such anti-dilutive event, the Conversion Price will be reduced at the option of the holder to such lower effective price of the dilutive event, subject to a floor price of $0.40 per share, unless and until the Company obtains shareholder approval for any issuance below such floor price.

The Debenture is redeemable by the Company at a redemption price equal to 110% of the sum of the principal amount to be redeemed plus accrued interest, if any. So long as the Debenture is outstanding, upon any issuance by the Company of any security with any term more favorable to the holder of such security or with a term in favor of the holder of such security that was not similarly provided to the holder of the Debenture, then the Company shall notify the holder of such additional or more favorable term and such term, at holder’s option, will become a part of the transaction documents with the holder. In no event will the holder be entitled to convert any portion of the Debenture in excess of that portion which would result in beneficial ownership by the holder and its affiliates of more than 4.99% of the outstanding shares of common stock, unless the holder delivers to the Company written notice at least sixty-one (61) days prior to the effective date of such notice that the provision be adjusted to 9.99%.

While the Debenture is outstanding, if the Company receives cash proceeds of more than $1,000,000 (“Minimum Threshold”) in the aggregate from any source or series of related or unrelated sources, the Company shall, within two (2) business days of Company’s receipt of such proceeds, inform the holder of such receipt, following which the holder shall have the right in its sole discretion to require the Company to immediately apply up to 50% of all proceeds received by the Company (from any source except with respect to proceeds from the issuance of equity or debt to officers and directors of the Company) after the Minimum Threshold is reached to repay the outstanding amounts owed under the Debenture.

Upon the occurrence of certain events of default specified in the Debenture, such as a failure to honor a conversion request, failure to maintain the Company’s listing, the Company’s failure to comply with its obligations under Securities Exchange Act of 1934, as amended, a breach of the Company’s representations or covenants, or the failure obtain shareholder approval within 60 days after the Exchange Cap (as defined) is reached, as amended, 110% of all amounts owed to holder under the Debenture, together with default interest at 18% per annum if any, shall then become due and payable.

The Peak Warrant expires five years from its date of issuance. The Peak Warrant is exercisable, at the option of the holder, at any time, for up to 500,000 of shares of common stock of the Company at an exercise price equal to $2.25 (the “Exercise Price”), subject to adjustment for any stock splits, stock dividends, recapitalizations and similar events and in the event the Company, at any time while the Peak Warrant is outstanding, issues, sells or grants any option to purchase, or sells or grants any right to reprice, or otherwise disposes of, or issues common stock or other securities convertible into, exercisable for, or otherwise entitle any person the right to acquire, shares of common stock, other than with respect to an Exempt Issuance, at an effective price per share that is lower than the then Exercise Price. In the event of any such anti-dilutive event, the Exercise Price will be reduced at the option of the holder to such lower effective price of the dilutive event, subject to a floor price of $0.40 per share, unless and until the Company obtains shareholder approval for any issuance below such floor price.

The number of shares of the Company’s common stock that may be issued upon conversion of the Debenture and exercise of the Peak Warrant, and inclusive of the Commitment Shares and any shares issuable under and in respect of the equity purchase agreement, dated February 7, 2023 between the Company and Peak One described below, is subject to an exchange cap (the “Exchange Cap”) of 19.99% of the outstanding number of shares of the Corporation’s common stock on the closing date, 2,760,675 shares, unless shareholder approval to exceed the Exchange Cap is approved.

The Company incurred $80,000 in debt issuance costs in connection with the Debenture. In addition, the initial fair value of the Peak Warrant amounted to $278,239 and the fair value of the restricted shares amounted to $76,000, both of which have been recorded as a debt discount and will be amortized over the effective rate method. For the three months ended March 31, 2023, the Company recognized amortization of debt issuance costs and debt discount of $13,333 and $75,706, respectively. As of March 31, 2023 the unamortized debt issuance costs and debt discount amounted to $66,667 and $704,167, respectively.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2023 and 2022 (Unaudited)
9.	Leases

The Company leases an office, a manufacturing plant and certain equipment under non-cancelable operating lease agreements. The leases have remaining lease terms ranging from one year to ten years.

Supplemental balance sheet information related to leases is as follows:

Balance Sheet Location		March 31, 2023
Operating Leases
Right-of-use assets, net		$2,396,732

Current liabilities	Lease liability, current maturities	415,772
Non-current liabilities	Lease liability, net of current maturities	2,004,630
Total operating lease liabilities		$2,420,402

Finance Leases
Right-of-use assets		$1,793,584

Current liabilities	Lease liability, current maturities	696,330
Non-current liabilities	Lease liability, net of current maturities	804,691
Total finance lease liabilities		$1,501,021

Weighted Average Remaining Lease Term
Operating leases		6.80 years
Finance leases		1.75 years
Weighted Average Discount Rate
Operating leases		3%
Finance leases		3%

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2023 and2022 (Unaudited)

9.	Leases (continued)

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

Anticipated future lease costs, which are based in part on certain assumptions to approximate minimum annual rental commitments under non-cancelable leases, are as follows:

Year Ending December 31:	Operating	Financing	Total
2023 (remaining)	$389,803	$608,122	$997,925
2024	523,722	801,869	1,325,591
2025	446,349	136,234	582,583
2026	207,379	—	207,379
2027	1,119,901	—	1,119,901
Thereafter	—	—	—
Total lease payments	2,687,154	1,546,225	4,233,379
Less: Imputed interest	266,753	45,204	311,957
Present value of lease liabilities	$2,420,401	$1,501,021	$3,921,422

10.	Net Income (Loss) Per Share

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

At March 31, 2023, there were restricted stock units, options and warrants of 1,190,935, 36,436 and 2,525,020 respectively, outstanding that could potentially dilute future net income per share. Because the Company had a net loss as of March 31, 2023, it is prohibited from including potential common shares in the computation of diluted per share amounts. Accordingly, the Company has used the same number of shares outstanding to calculate both the basic and diluted loss per share. At March 31, 2022, there were restricted stock units, options and warrants of 2,245,186, 36,436 and 2,025,520 shares of common stock, respectively, outstanding that could potentially dilute future net income per share.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2023 and 2022Unaudited)

11.	Construction Backlog

The following represents the backlog of signed construction and engineering contracts in existence at March 31, 2023 and December 31, 2022, which represents the amount of revenue the Company expects to realize from work to be performed on uncompleted contracts in progress and from contractual agreements in effect at March 31, 2023 and December 31, 2022, respectively, on which work has not yet begun:

	2023	2022
Balance - beginning of period	$6,810,762	$3,217,909
New contracts and change orders during the period	—	13,803,733
Adjustments and cancellations, net	22	1,086,301
Subtotal	6,810,784	18,107,943
Less: contract revenue earned during the period	(5,503,935)	(11,297,181)
Balance - end of period	$1,306,849	$6,810,762

The Company’s remaining backlog as of March 31, 2023 represents the remaining transaction price of firm contracts for which work has not been performed and excludes unexercised contract options.

The Company expects to satisfy its backlog which represents the remaining unsatisfied performance obligation on contracts as of March 31, 2023 over the following period:

2023
Within 1 year	$1,306,849
1 to 2 years	—
Total Backlog	$1,306,849

Although backlog reflects business that is considered to be firm, cancellations, deferrals or scope adjustments may occur. Backlog is adjusted to reflect any known project cancellations, revisions to project scope and cost and project deferrals, as appropriate.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2023 and2022Unaudited)

12.	Stockholders’ Equity

Public Offerings –

In October 2021, the Company closed a registered direct offering and concurrent private placement of its common stock (the "October Offering") that the Company effected pursuant to the Securities Purchase Agreement that it entered into on October 25, 2021 with an institutional investor and received gross proceeds of $11.55 million. Pursuant to the terms of the Purchase Agreement, the Company issued to the investor (A) in a registered direct offering (i) 975,000 shares (the “Public Shares”) of its common stock, and (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 2,189,384 shares (the “Pre-Funded Warrant Shares”) of common stock and (B) in a concurrent private placement, Series A warrants to purchase up to 1,898,630 shares (the “Common Stock Warrant Shares”) of common stock (the “Common Stock Warrants,” and together with the Public Shares and the Pre-Funded Warrants, the “Securities”) (the “Offering The Pre-Funded Warrants were immediately exercisable at a nominal exercise price of $0.001 and all Pre-Funded Warrants sold have been exercised. The Common Stock Warrants have an exercise price of $4.80 per share, are exercisable upon issuance and will expire five years from the date of issuance. A.G.P./Alliance Global Partners (the “Placement Agent”) acted as the exclusive placement agent for the transaction pursuant to that certain Placement Agency Agreement, dated as of October 25, 2021, by and between the Company and the Placement Agent (the “Placement Agency Agreement”), the Placement Agent received (i) a cash fee equal to seven percent (7.0%) of the gross proceeds from the placement of the Securities sold by the Placement Agent in the Offering and (ii) a non-accountable expense allowance of one half of one percent (0.5%) of the gross proceeds from the placement of the Gross Proceeds Securities sold by the Placement Agent in the Offering. The Company also reimbursed the Placement Agent’s expenses up to $50,000 upon closing the Offering. The net proceeds to the Company after deducting the Placement Agent’s fees and the Company’s estimated offering expenses was approximately $10.5 million.

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

Equity Purchase Agreement - On February 7, 2023, the Company also entered into an Equity Purchase Agreement (the “EP Agreement”) and related Registration Rights Agreement (the “Rights Agreement”) with Peak One, pursuant to which the Company shall have the right, but not the obligation, to direct Peak One to purchase up to $10,000,000.00 (the “Maximum Commitment Amount”) in shares of the Company’s common stock in multiple tranches upon satisfaction of certain terms and conditions contained in the EP Agreement and Rights Agreement which includes but is not limited to filing a registration statement with the SEC and registering the resale of any shares sold to Peak One. Further, under the EP Agreement and subject to the Maximum Commitment Amount, the Company has the right, but not the obligation, to submit a Put Notice (as defined in the EP Agreement) from time to time to Peak One (i) in a minimum amount not less than $25,000.00 and (ii) in a maximum amount up to the lesser of ( (a) $750,000.00 or (b) 200% of the Average Daily Trading Value (as defined in the EP Agreement).

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2023 and 2022 (Unaudited)

12.	Stockholders’ Equity (continued)

In connection with the EP Agreement, the Company  issued to Peak One Investments, LLC (“Investments”), the general partner of Peak One, 75,000 shares of its common stock, and file a registration statement registering the common stock issued or issuable to Peak One and Investments under the Agreement for resale with the Securities and Exchange Commission within 60 calendar days of the Agreement, as more specifically set forth in the Rights Agreement. The registration statement was declared effective on April 14, 2023

The obligation of Peak One to purchase the Company’s common stock under the EP Agreement begins on the date of the EP Agreement, and ending on the earlier of (i) the date on which Peak One shall have purchased common stock pursuant to the EP Agreement equal to the Maximum Commitment Amount, (ii) thirty six (36) months after the date of the EP Agreement, (iii) written notice of termination by the Company or (iv) the Company’s bankruptcy or similar event (the “Commitment Period”).

During the Commitment Period, the purchase price to be paid by Peak One for the common stock under the EP Agreement will be 97% of the Market Price, which is defined as the lesser of the (i) closing bid price of the common stock on its principal market on the trading day immediately preceding the respective Put Date (as defined in the Agreement), or (ii) lowest closing bid price of the common stock during the Valuation Period (as defined in the Agreement), in each case as reported by Bloomberg Finance L.P or other reputable source designated by Peak One.

The EP Agreement and the Rights Agreement contain customary representations, warranties, agreements and conditions to completing future sale transactions, indemnification rights and obligations of the parties. Among other things, Peak One represented to the Company, that it is an “accredited investor” (as such term is defined in Rule 501(a) of Regulation D under the Securities Act, and the Company sold the securities in reliance upon an exemption from registration contained in Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder.

Common Stock Issued for Services – During the three months ended March 31, 2023, the Company issued 287,512 shares of common stock for services provided. The value of the shares amounted to $437,325.

Restricted Stock Units – During the three months ended March 31, 2023, the Company issued 1,351,097 shares of common stock for previously vested restricted stock units.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2023 and 2022 (Unaudited)

13.	Segments and Disaggregated Revenue

	Construction	Medical	Development	Corporate and support	Consolidated
Fiscal Quarter Ended March 31, 2023
Revenue	$5,503,935	$—	$—	$—	$5,503,935
Cost of revenue	5,573,407	—	—	—	5,573,407
Operating expenses	118,560	897	720,913	2,350,227	3,190,597
Operating loss	(188,032)	(897)	(720,913)	(2,350,227)	(3,260,069)
Other income (expense)	18,564	—	(287,297)	9,362	(259,371)
Income (loss) before income taxes	(169,468)	(897)	(1,008,210)	(2,340,865)	(3,519,440)
Net income attributable to non-controlling interest	—	—	—	—	—
Net income (loss) attributable to common stockholders of Safe & Green Holdings Corp.	$(169,468)	$(897)	$(1,008,210)	$(2,340,865)	$(3,519,440)

Total assets	$10,458,066	$4,581	$11,369,614	$6,608,514	$28,440,775
Depreciation and amortization	$148,508	$—	$—	$—	$148,508
Capital expenditures	$531,083	$—	$—	$—	$531,083

	Construction	Medical	Development	Corporate and support	Consolidated
Fiscal Quarter Ended March 31, 2022
Revenue	$1,718,770	$6,885,828	$—	$—	$8,604,598
Cost of revenue	1,720,714	4,397,449	—	—	6,118,163
Operating expenses	109,163	18,973	281,988	1,657,419	2,067,543
Operating income (loss)	(111,107)	2,469,406	(281,988)	(1,657,419)	418,892
Other income (expense)	—	—	(40,000)	122,836	82,836
Income (loss) before income taxes	(111,107)	2,469,406	(321,988)	(1,534,583)	501,727
Net income attributable to non-controlling interest	—	1,218,905	—	—	1,218,905
Net income (loss) attributable to common stockholders of Safe & Green Holdings Corp.	$(111,107)	$1,250,501	$(321,988)	$(1,534,583)	$(717,178)

Total assets	$10,464,450	$4,857,366	$8,889,271	$13,752,110	$37,963,197
Depreciation and amortization	$143,435	$263,169	$8,628	$—	$415,232
Capital expenditures	$24,100	$—	$893,785	$4,980	$922,865
Inter-segment revenue elimination	$—	$160,500	$—	$(160,500)	$—

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2023 and 2022 (Unaudited)

14.	Warrants

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

In conjunction with the issuance of the Debenture in February 2023, the Company issued the Peak Warrant to purchase 500,000 shares of Common Stock. The Peak Warrant expires five years from its date of issuance. The Peak Warrant is exercisable, at the option of the holder, at any time, for up to 500,000 of shares of common stock of the Company at an exercise price equal to $2.25 (the “Exercise Price”), subject to adjustment for any stock splits, stock dividends, recapitalizations and similar events and in the event the Company, at any time while the Peak Warrant is outstanding, issues, sells or grants any option to purchase, or sells or grants any right to reprice, or otherwise disposes of, or issues common stock or other securities convertible into, exercisable for, or otherwise entitle any person the right to acquire, shares of common stock, other than with respect to an Exempt Issuance, at an effective price per share that is lower than the then Exercise Price. In the event of any such anti-dilutive event, the Exercise Price will be reduced at the option of the holder to such lower effective price of the dilutive event, subject to a floor price of $0.40 per share, unless and until the Company obtains shareholder approval for any issuance below such floor price. The initial fair value of the Peak Warrant amounted to $278,239 and was recorded as a debt discount at the time of issuance of the Debenture.

15.	Share-based Compensation

On October 26, 2016, the Company’s Board of Directors approved the issuance of up to 25,000 shares of the Company’s common stock in the form of restricted stock or options (“2016 Stock Plan”). Effective January 20, 2017, the 2016 Stock Plan was amended and restated as the SG Blocks, Inc. Stock Incentive Plan, as further amended effective June 1, 2018 and as further amended on July 30, 2020 and as further amended on August 18, 2021, (the “Incentive Plan”). The Incentive Plan authorizes the issuance of up to 3,625,000 shares of common stock.  It authorizes the issuance of equity-based awards in the form of stock options, stock appreciation rights, restricted shares, restricted share units, other share-based awards and cash-based awards to non-employee directors and to officers, employees and consultants of the Company and its subsidiary, except that incentive stock options may only be granted to the Company’s employees and its subsidiary’s employees. The Incentive Plan expires on October 26, 2026, and is administered by the Company’s Compensation Committee of the Board of Directors. Each of the Company’s employees, directors, and consultants are eligible to participate in the Incentive Plan. As of March 31, 2023, there were 376,060 shares of common stock available for issuance under the Incentive Plan.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2023 and 2022 (Unaudited)

15.	Share-based Compensation (continued)

Stock-Based Compensation Expense

Stock-based compensation expense is included in the condensed consolidated statements of operations as follows:

	Three Months Ended March 31,
	2023	2022
Payroll and related expenses	$656,369	$649,090
Total	$656,369	$649,090

The following table presents total stock-based compensation expense by security type included in the condensed consolidated statements of operations:

	Three Months Ended March 31,
	2023	2022
Stock options	$—	$—
Restricted Stock Units	$656,369	$649,090
Total	$656,369	$649,090

Stock-Based Option Awards

The Company has issued no stock-based options during the three months ended March 31, 2023 or 2022.

Because the Company does not have significant historical data on employee exercise behavior, the Company uses the “Simplified Method” to calculate the expected life of the stock-based option awards granted to employees. The simplified method is calculated by averaging the vesting period and contractual term of the options.

The following table summarizes stock-based option activities and changes during the three months ended March 31, 2023 as described below:

	Shares	Weighted Average Fair Value Per Share	Weighted Average Exercise Price Per Share	Weighted Average Remaining Terms (in years)	Aggregate Intrinsic Value
Outstanding – December 31, 2022	36,436	24.80	78.71	4.34	—
Granted	—	—	—	—	—
Exercised	—	—	—	—	—
Cancelled	—	—	—	—	—
Outstanding – March 31, 2023	36,436	24.80	78.71	4.09	—
Exercisable – December 31, 2022	36,436	24.80	78.71	4.34	—
Exercisable – March 31, 2023	36,436	24.80	78.71	4.09	—

For the three months ended March 31, 2023 and 2022, the Company recognized stock-based compensation expense of $0 and $0, respectively, related to stock options. This expense is included in payroll and related expenses in the accompanying condensed consolidated statements of operations.

As of March 31, 2023, there was no unrecognized compensation costs related to non-vested stock options and all options have been expensed. The intrinsic value is calculated as the difference between the fair value of the stock price at year end and the exercise price of each of the outstanding stock options. The fair value of the stock price at March 31, 2023 was $0.00 per share.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2023 and 2022 (Unaudited)

15.	Share-based Compensation (continued)

Restricted Stock Units

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

For the three months ended March 31, 2023 and 2022, the Company recognized stock-based compensation of $656,369 and $649,090 related to restricted stock units. This expense is included in the payroll and related expenses, general and administrative expenses, and marketing and business development expense in the accompanying condensed consolidated statement of operations. As of March 31, 2023, there was unrecognized compensation costs of $1,602,133 related to non-vested restricted stock units.

The following table summarized restricted stock unit activities during the three months ended March 31, 2023:

Number of Shares
Non-vested balance at January 1, 2023	1,190,935
Granted	—
Vested	(262,813)
Forfeited/Expired	—
Non-vested balance at March 31, 2023	928,122

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2023 and 2022 (Unaudited)

16.	Commitments and Contingencies

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

1.) Pizzarotti Litigation - On or about August 10, 2018 Pizzarotti, LLC filed a complaint against the Company and Mahesh Shetty, the Company’s former President and CFO, and others, seeking unspecified damages for an alleged breach of contract by the Company and another entity named Phipps & Co. (“Phipps”). The lawsuit was filed as Pizzarotti, LLC. v. Phipps & Co., et al., Index No. 653996/2018 and commenced in the Supreme Court of the State of New York for the County of New York. On or about April 1, 2019, Phipps filed cross-claims against the Company and Mr. Shetty asserting claims for indemnification, contribution, fraud, negligence, negligent misrepresentation, and breach of contract. The Company has likewise cross claimed against Phipps for indemnification and contribution, claiming that any damages to the Plaintiff were the result of the acts or omissions of Phipps and its principals.

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

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2023 and 2022 (Unaudited)

16.	Commitments and Contingencies (continued)

Vendor Litigation

1.) SG Blocks, Inc. v HOLA Community Partners, et. al.

On April 13, 2020, Plaintiff SG Blocks, Inc. (the “Company”) filed a Complaint against HOLA Community Partners (“HCP”), Heart of Los Angeles Youth, Inc. (“HOLA”) (HCP and HOLA are collectively referred to as the “HOLA Defendants”), and the City of Los Angeles (“City”) in the United States District Court for the Central District of California, Case No. 2:20-cv-03432-ODW (“HOLA Action”). The Company asserted seven claims against HOLA Defendants arising out of and related to the HOLA Project, to wit, for: (1) breach of contract; (2) conversion; (3) default and judicial foreclosure under the Agreement as a security agreement; (4) misappropriation of trade secrets under California Civil Code section 3426; (5) misappropriation of trade secrets under 18 U.S.C. § 1836; and (6) intentional interference with contractual relations. On April 20, 2020, HOLA filed a separate action against the Company in the Los Angeles Superior Court arising out of the HOLA Project, asserting claims of (1) negligence; (2) strict products liability; (3) strict products liability, (4) breach of contract; (5) breach of express warranty; (6) violation of Business and Professions Code § 7031(b); and (7) violation of California’s unfair competition law, Business and Professions Code section 17200 (“UCL”) (“HOLA State Court Action”). The HOLA State Court Action was removed to the Central District of California and consolidated with the HOLA Action.

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

On February 7, 2022, the Company filed a request for entry of a Clerk’s default against the following defendants: American Home Building and Masonry Corp., Avesi Construction, Marne Construction, Inc., FirstForm, Inc., Dowell & Bradley Construction, Inc, Saddleback Roofing, Inc., and US Smoke and Fire Corp. On February 9, 2022, the court entered a clerk’s default pursuant to Federal Rule 55 against the following defendants: American Home Building and Masonry Corp. Avesi Construction, Dowel & Bradley Construction, Inc., Saddleback Roofing Inc. and US smoke and Fire Corp. The parties that have answered and appeared in the case are currently engaged in discovery. The cut-off for fact discovery has been extended to September 12, 2022, and a trial was set for January 31, 2023.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2023 and 2022 (Unaudited)

16.	Commitments and Contingencies (continued)

2.) SG Blocks, Inc. v HOLA Community Partners, et. al.

On or about December 31, 2022, the parties who appeared in the HOLA Action executed a Settlement Agreement and Release. On February 28, 2023 the court “so ordered” the parties’ stipulation dismissing all causes of action against the parties to the Settlement Agreement and Release.

3.) Teton Buildings, LLC

(i) On January 1, 2019, the Company commenced an action against Teton Buildings, LLC (“Teton”) in Harris County, Texas (“Teton Texas Action”) to recover approximately $2,100,000 arising from defendant’s breach of the operative contract related to Heart of Los Angeles construction project in Los Angeles (the “HOLA Project”) entered into on or about June 2, 2017. The Petition brought claims of breach of contract, negligence, and breach of express warranty. In or about February 2022 the Company dismissed without prejudice the Teton Texas Action.

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

 4.) SG Blocks, Inc. v. EDI International, PC.-

On June 21, 2019, the Company filed a lawsuit against EDI International, PC, a New Jersey corporation, in the Superior Court of the State of California, County of Los Angeles, Central District, in connection with the parties’ consulting agreement, dated June 29, 2016, pursuant to which EDI International, PC, was to provide, for a fee, certain architectural and design services for the HOLA Project. The Company claims that EDI International, PC, tortiously interfered with the Company’s economic relationship with HOLA Community Partners and Heart of Los Angeles Youth, Inc. EDI International, PC, filed a cross-complaint for alleged unpaid fees and tortious interference with EDI International, PC's contractual relationship with HOLA Community Partners and Heart of Los Angeles Youth, Inc. EDI International, PC's cross-complaint seeks in excess of $30,428.71 in damages.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2023 and 2022 (Unaudited)

16.	Commitments and Contingencies (continued)

On July 8, 2020, the Company added PVE LLC as a defendant in the lawsuit, claiming PVE LLC is liable to the same extent as EDI International, PC. The case is currently in the discovery stage and a trial date has been set for May 2, 2022.

On May 14, 2021, EDI accepted the Company’s Statutory Offer of Compromise, pursuant to California Code of Civil Procedures §998, to settle EDI’s cross-claims. On July 26, 2021, the Company and EDI entered into a certain General Release agreement whereby in exchange for payment by the Company in the amount of $67,125.83 EDI released the Company from all liabilities and damages related to EDI’s cross-claims. The Company continues to prosecute its claim against EDI for tortious interference with the Company’s economic relationship with HOLA Community Partners and Heart of Los Angeles Youth, Inc. The discovery period has concluded and a trial date has been set for October 2023.

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

A status conference was held on November 16, 2022 at which time the Court entered a scheduling order for the conducting of discovery. Discovery is ongoing. After mediation before the Court on March 14, 2023, the parties entered into a settlement agreement and mutual release on May 4, 2023.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2023 and 2022 (Unaudited)

16.	Commitments and Contingencies (continued)

2.) Safe & Green Holdings Corp. v. Shaw et al.,

On March 15, 2023, the Company commenced an action against two shareholders, John William Shaw and Leo Patrick Shaw, in the United States District Court for the Southern District of New York, captioned Safe and Green Holdings Corp. v. Shaw et al., 1:23-cv-02244, for violations of the short swing profit rule pursuant to Section 16(b) of the Securities and Exchange Act of 1934.

Commitments

In April 2020, the Company entered into an amendment to its employment agreement, dated January 1, 2017, with Paul Gavin (the "Amendment"), to extend the term of employment to December 31, 2021, provide for an annual base salary of $400,000 provide for a performance bonus structure for a bonus of up to 50% of base salary upon the Company’s achievement of $2,000,000 EBITDA and additional performance bonus payments for the achievement of EBITDA in excess of $2,000,000 based on a percentage of the incremental increase in EBITDA (ranging from 10% of the incremental increase in EBITDA if the Company achieves over $2,000,000 and up to $7,000,000 in EBITDA, 8% of the incremental increase in EBITDA if the Company achieves over $7,000,000 and up to $12,000,000 in EBITDA and 3% of the incremental increase in EBITDA over $12,000,000), provide for a profits-based additional bonus of up to $250,000 in certain limited circumstances, and provide for one (1) year severance, plus a pro-rated amount of any unpaid bonus earned by him during the year as verified by the Company’s principal financial officer, if Mr. Galvin is terminated without cause. At the Company’s option, up to fifty (50%) percent of the EBITDA performance bonuses may be paid in restricted stock units if then available for grant under the Company’s Incentive Plan.

On July 5, 2022, the Company entered into an amendment to its employment agreement, dated January 1, 2017, as amended, with Paul Galvin, to provide for the payment of an annual base salary of $500,000. All other terms of the employment agreement remain in full force and effect.

17.	Subsequent Events

On April 4, 2023, the Compensation Committee of the Board of Directors granted an award under the Company’s Incentive Plan of 125,261 restricted stock units to Paul Galvin, vesting quarterly over two years, and an award of 118,166 restricted stock units to David Villarreal, vesting quarterly over two years. In addition, the Compensation Committee granted to each of Yaniv Blumenfeld, Shafron Hawkins, Elizabeth Cormier-May and Christopher Melton 37,500 RSUs under the Plan, vesting quarterly over two years.

On April 28, 2023, Yaniv Blumenfeld, a member of the Board of Directors (was appointed as a director of SG DevCo. In connection with his appointment to the SGDevCo board of directors, Mr. Blumenfeld resigned, effective as of April 28, 2023, from his position as a member of the Company’s Board. The resignation was not related to any disagreement with the Company on any matter relating to its operations, policies or practices The Company has agreed to invite Mr. Blumenfeld to attend all meetings of the Board of Directors as a non-voting Board observer so long as he continues to serve as a director of SG DevCo.

On May 1, 2023, the Company appointed Patricia Kaelin as the Company’s Chief Financial Officer and entered into an employment agreement with Patricia Kaelin (the “Kaelin Employment Agreement”) to employ Ms. Kaelin in such capacity for an initial term of two (2) years, which provides for an annual base salary of $250,000, a discretionary bonus of up to 20% of her base salary upon achievement of objectives as may be determined by the Company’s board of directors and severance in the event of a termination without cause on or after September 30, 2023 in amount equal to equal to one year’s annual base salary and benefits. The Kaelin Employment Agreement also provides for the grant to Ms. Kaelin of a restricted stock grant under the Company’s Stock Incentive Plan, as amended and as available for grant, of 60,000 shares of the Company’s common stock, vesting quarterly on a pro-rata basis over the next eighteen (18) months of continuous service. Ms. Kaelin is subject to a one-year post-termination non-compete and non-solicit of employees and clients. She is also bound by confidentiality provisions.

On May 4, 2023, the Board of Directors took action to vest in full 1,627,773 restricted stock units granted under the Incentive Plan (the “Subject Awards”), which included 476,049 Restricted stock units granted to Paul Galvin, 140,105 restricted stock units granted to David Villarreal, 117,500 restricted stock units granted to Nicolai Brune, 86,960 restricted stock units granted to William Rogers, 59,439 restricted stock units granted to Christopher Melton, 37,500 restricted stock units granted to Elizabeth May-Cormier, 37,500 restricted stock units granted to Shafron Hawkins and 68,814 restricted stock units granted to Yaniv Blumenfeld.

The Company will reimburse each recipient of the Subject Awards who is an employee of the Corporation or a member of the Board of Directors, and who agrees to a 180-day lock-up on any sale or transfer of the shares of common stock to be received by them under the Subject Awards (the “Subject Shares”) and to comply with the requirements of the Company’s Corporate Trading Policy with respect to any sale or transfer of the Subject Shares by them, for the taxes to be paid by them in respect of the accelerated vesting of their Subject Awards (but not any taxes due in respect of such reimbursement).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Introduction and Certain Cautionary Statements

As used in this Quarterly Report, unless the context requires otherwise, references to the "Company," "we," "us," and "our" refer to Safe & Green Holdings Corp. and its subsidiaries. The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes and schedules included elsewhere in this Quarterly Report on Form 10-Q and with our audited condensed consolidated financial statements and notes for the year ended December 31, 2022, which were included in our Annual Report on Form 10-K for the year then ended December 31, 2022, as filed with the Securities and Exchange Commission (the "SEC") on March 31, 2023 (the "2022 Form 10-K"). This discussion, particularly information with respect to our future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading "Special note regarding forward-looking statements" in this Quarterly Report on Form10-Q. You should review the disclosure under the heading "Risk Factors" in this Quarterly Report on Form 10-Q for a discussion for important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements.

Special note regarding forward-looking statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Statements contained in this Quarterly Report on Form 10-Q may use forward-looking terminology, such as "anticipates," "believes," "could," "would," "estimates," "may," "might," "plan," "expect," "intend," "should," "will," or other variations on these terms or their negatives. All statements other than statements of historical facts are statements that could potentially be forward-looking. The Company cautions that forward-looking statements involve risks and uncertainties and actual results could differ materially from those expressed or implied in these forward-looking statements or could affect the extent to which a particular objective, projection, estimate or prediction is realized. Factors that could cause or contribute to such differences include, but are not limited to: general economic, political and financial conditions, including inflation, both in the United States and internationally; our ability to obtain additional financing on acceptable terms, if at all, or to obtain additional capital in other ways; our ability to increase sales, generate income, effectively manage our growth and realize our backlog; competition in the markets in which we operate, including the consolidation of our industry, our ability to expand into and compete in new geographic markets and our ability to compete by protecting our proprietary manufacturing process; a disruption or cybersecurity breach in our or third-party suppliers' information technology systems; our ability to adapt our products and services to industry standards and consumer preferences and obtain general market acceptance of our products; product shortages and the availability of raw materials, and potential loss of relationships with key vendors, suppliers or subcontractors; the seasonality of the construction industry in general, and the commercial and residential construction markets in particular; a disruption or limited availability with our third party transportation vendors; the loss or potential loss of any significant customers; exposure to product liability, including the possibility that our liability for estimated warranties may be inadequate, and various other claims and litigation; our ability to attract and retain key employees; our ability to attract private investment for sales of product; the credit risk from our customers and our customers' ability to obtaining third-party financing if and as needed; an impairment of goodwill; the impact of federal, state and local regulations, including changes to international trade and tariff policies, and the impact of any failure of any person acting on our behalf to comply with applicable regulations and guidelines; costs incurred relating to current and future legal proceedings or investigations; the cost of compliance with environmental, health and safety laws and other local building regulations; our ability to utilize our net operating loss carryforwards and the impact of changes in the United States' tax rules and regulations; dangers inherent in our operations, such as natural or man-made disruptions to our facilities and project sites, the impact of COVID-19, and related government “shelter-in-place” mandates and other restrictions on business and commercial activity and the adequacy of our insurance coverage; our ability to comply with the requirements of being a public company; fluctuations in the price of our common stock, including decreases in price due to sales of significant amounts of stock; potential dilution of the ownership of our current stockholders due to, among other things, public offerings or private placements by the Company or issuances upon the exercise of outstanding options or warrants and the vesting of restricted stock units; the ability of our principal stockholders, management and directors to potentially exert control due to their ownership interest; any ability to pay dividends in the future; potential negative reports by securities or industry analysts regarding our business or the construction industry in general; Delaware law provisions discouraging, delaying or preventing a merger or acquisition at a premium price; our ability to remain listed on the Nasdaq Capital Market and the possibility that our stock will be subject to penny stock rules; our classification as a smaller reporting company resulting in, among other things, a potential reduction in active trading of our common stock or increased volatility in our stock price; and any factors discussed in "Part II - Item 1A. Risk Factors" to this Quarterly Report on Form 10-Q as well as our 2022 Form 10-K, and other filings with the Securities Exchange Commission. In addition, certain information presented below is based on unaudited financial information. There can be no assurance that there will be no changes to this information once audited financial information is available. As a result, readers are cautioned not to place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date of this report. The Company will not undertake to update any forward-looking statement herein or that may be made from time to time on behalf of the Company.

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

We are a provider of modular facilities (“Modules”). We currently provide Modules made out of both code-engineered cargo shipping containers and wood for use as both permanent or temporary structures for residential housing use and commercial use, including for health care facilities. Prior to the COVID-19 pandemic, the Modules we supplied were primarily for retail, restaurant and military use and were manufactured by third party suppliers using our proprietary technology and design and engineering expertise, which modifies code-engineered cargo shipping containers and purpose-built modules for use for safe and sustainable commercial, industrial and residential building. Since our acquisition in September 2020 of Echo DCL, LLC (“Echo”), one of our key supply chain providers, we now have more control over the manufacturing process and have increased our product offerings to add Modules made out of wood.  In March 2020, in response to the COVID-19 pandemic we began increasing our focus on providing our Modules as health care facilities for deployable medical response solutions. In February 2023, we entered into an agreement with The Peoples Health Care, in Glendale, California, working in conjunction with Teamsters Local 848, to deliver four Modules to provide medical services to union members. In March 2023, we formed Safe & Green Medical Corporation, in Delaware, focused on our medical segment with an objective to establish a national presence with various clinics and labs that cater to the specific needs of local communities. During 2021, through our subsidiary, Safe and Green Development Corporation. (“SG DevCorp”), we also began to focus on acquiring property to build multi-family housing communities that allows us to utilize the manufacturing services of SG Echo. SG Environmental Solutions Corp. (“SG Environmental”), formed in Delaware is focused on biomedical waste removal and will utilize a patented technology that it licenses to shred and disinfect biomedical waste, rendering the waste disinfected, unrecognizable, and of no greater risk to the public health than residential household waste.

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

Prior to the COVID-19 pandemic, our core customer base was comprised of architects, landowners, builders and developers who use our Modules in commercial and residential structures. Our cargo modified Modules allow for the redesign, repurpose and conversion of heavy-gauge steel cargo shipping containers into SGBlocks™, which are safe green building blocks for commercial, industrial, and residential building construction, rather than consuming new steel and lumber. Our technology and expertise is also used to purpose-build modules, or prefabricated steel modular units customized for use in modular construction (“SGPBMs” and, together with with Safe & Green™, “Modules”), primarily to augment or complement an Safe & Green™ structure.

In March 2020, we began increasing our focus on providing our Modules as health care facilities for deployable medical response solutions. In May, we entered into a joint development agreement with Grimshaw Design to assist with the deployment of our D-Tec suite of prefabricated health facilities for on-site immediate COVID-19 testing. In September 2020, we entered the U.S. test lab market by forming a joint venture with Clarity Labs, a manufacturer and market leader of rapid diagnostic tests, to launch CLIA-certified laboratories. Our joint venture with Clarity Labs has allowed us to not only supply our D-Tec suite of prefabricated health facilities but also allows us to provide testing services at such facilities. We have supplied our building modular coronavirus testing centers and provide testing services for Los Angeles International Airport (LAX), Memorial in Wayne County, Michigan and have been selected as a Trusted Testing Partner (TTP) for Hawaii’s COVID-19 travel testing program. Due to the ongoing lower affects of COVID-19 restrictions, our joint venture with Clarity Labs was wound down during the fourth quarter of 2022. In February 2023, we entered into an agreement with The Peoples Health Care, in Glendale, California, working in conjunction with Teamsters Local 848, to deliver four Modules to provide medical services to union members.

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

In addition, during 2021, we formed SGB Development Corp. (“SG DevCorp”), which is our wholly-owned subsidiary and has since been renamed to Safe and Green Development Corporation. SG DevCorp was formed with the purpose of real property development utilizing our technologies.  SG DevCorp develops, co-develops builds and finances single and multi-family homes in underserved regions nationally using modules built in one of our vertically integrated factories. SG DevCorp has a minority interest in Norman Berry II Owners LLC and JDI-Cumberland Inlet LLC. We intend to spin-out SG DevCorp as its own independent company.

Results of Operations

Three Months Ended March 31, 2023 and 2022:

	For the Three Months Ended March 31, 2023	For the Three Months Ended March 31, 2022
Total revenue	$5,503,935	$8,604,598
Total cost of revenue	(5,573,407)	(6,118,163)
Total operating expenses	(3,190,597)	(2,067,543)
Total operating profit (loss)	(3,260,069)	418,892
Total other income (expense)	(259,371)	82,836
Total loss before income tax	(3,519,440)	501,728
Add: Net income attributable non-controlling interest	—	1,218,905
Net loss attributable to common stockholders of Safe & Green Holdings Corp.	$(3,519,440)	$(717,177)

Revenue

During the quarter ended March 31, 2023, we derived revenue from our construction segment. Total revenue for the three months ended March 31, 2023 was $5,503,935 compared to $8,604,598 for the three months ended March 31, 2022. This decrease of $3,100,663 or approximately 36.0% was mainly driven by a decrease in medical revenue of $6,885,828, offset by an increase in construction services of $3,835,551 primarily driven by one contract.

Cost of Revenue and Gross Profit

Cost of revenue was $5,573,407 for the three months ended March 31, 2023, compared to $6,118,163 for the three months ended March 31, 2022. The decrease of $544,756 or a decrease of approximately 9%, is primarily related to no medical revenue being generated during the three months ended March 31, 2023.

Gross profit (loss) was $(69,472) and $2,486,435 for the three months ended March 31, 2023 and 2022, respectively.

Gross profit (loss) margin percentage decreased to (1)% for the  three months ended March 31, 2023 compared to 29% for the three months ended March 31, 2022 primarily due to no medial revenue being generated during the three months ended March 31, 2023.

Operating Expenses

Payroll and related expenses for the three months ended March 31, 2023 were $1,314,390 compared to $1,144,187 for the three months ended March 31, 2022. This increase was primarily caused by an increase in headcount and salary expenses during the three months ended March 31, 2023.

Other operating expenses (general and administrative expenses, marketing and business development expenses, pre-project expenses) for the three months ended March 31, 2023 were $1,876,207 compared to $923,356 for the three months ended March 31, 2022.

Other Income (Expense)

Interest income for the three months ended March 31, 2023 was $9,362 mainly derived from bank interest and interest associated with an outstanding note receivable. There was $12,783 of interest income for the three months ended March 31, 2022. There was $18,639 and $118,902 of other income for the three months ended March 31, 2023 and 2022. Interest expense for the three months ended March 31, 2023 and 2022 was $287,372 and $48,849, respectively. The increase in interest expense resulted from the notes payable entered into during July 2021.

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

Our operations for the three months ended March 31, 2023 and 2022 may not be indicative of our future operations.

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

Liquidity and Capital Resources

As of March 31, 2023 and December 31, 2022 we had an aggregate of $1,452,501 and $582,776, respectively, of cash and cash equivalents and short-term investments.

Historically, our operations have primarily been funded through proceeds from equity and debt financings, as well as revenue from operations.

Liquidity and Capital Resources (continued)

On February 7, 2023, we closed a private placement offering (the “Offering”) of One Million One Hundred Thousand Dollars ($1,100,000.00) in principal amount of the Company’s 8% convertible debenture (the “Debenture”) and a warrant (the “Warrant”) to purchase up to Five Hundred Thousand (500,000) shares of our common stock, to Peak One Opportunity Fund, L.P. (“Peak One”). Pursuant to a Securities Purchase Agreement, dated February 7, 2023 (the “Purchase Agreement”), the Debenture was sold to Peak One for a purchase price of $1,000,000, representing an original issue discount of ten percent (10%). In connection with the Offering we paid $15,000 as a non-accountable fee to Peak One to cover its accounting fees, legal fees and other transactional costs incurred in connection with the transactions contemplated by the Purchase Agreement and issued 50,000 shares of our restricted common stock (the “Commitment Shares”) to Peak One Investments, LLC (“Investments”), the general partner of Peak One.

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

We continue to generate losses from operations. At March 31, 2023 and December 31, 2022 we had a cash balance $1,452,501 and $582,776, respectively. As of March 31, 2023, our stockholders’ equity was $12,321,638 compared to $14,439,562 as of December 31, 2022. Our net loss attributable to common stockholders of Safe & Green Holdings Corp. for the three months ended March 31, 2023 was $3,519,440 and net cash used in operating activities was $1,378,685.

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

Cash Flow Summary

	Three Months Ended March 31,

	2023	2022
Net cash provided by (used in):
Operating activities	$(1,378,685)	$3,257,027
Investing activities	(638,348)	(1,860,990)
Financing activities	2,886,758	(1,274,000)
Net increase in cash and cash equivalents	$869,725	$122,037

Operating activities used net cash of $1,378,685 during the three months ended March 31, 2023, and used net cash of  $3,257,027 during the three months ended March 31, 2022. Generally, our net operating cash flows fluctuate primarily based on changes in our profitability and working capital. Cash used in operating activities increased by approximately $1,878,342.

Investing activities used net cash of $638,348 during the three months ended March 31, 2023, and $1,860,990 net cash during the three months ended March 31, 2022 a decrease in cash used of $1,222,642. This change results primarily from a decrease of $391,782 of the purchase of property and equipment during the three months ended March 31, 2023 and $500,000 of an investment in non-marketable securities during the three months ended March 31, 2022.

Financing activities provided net cash of $2,886,758 during the three months ended March 31, 2023. Financing activities used $1,274,000 net cash during the three months ended March 31, 2022. This change of $4,160,758 results from the proceeds from short term notes payable of $5,433,175 offset by repayments of short term notes payable of $2,500,000. In addition, there were $46,417 and $1,274,000 of distributions paid to non-controlling interest during the three months ended March 31, 2023 and 2022, respectively.

We provide services to our construction and engineering customers in three separate phases: the design phase, the architectural and engineering phase and the construction phase. Each phase is independent of the other, but builds through a progression of concept through delivery of a completed structure. These phases may be embodied in a single contract or in separate contracts, which is typical of a design build process model. As of March 31, 2023, we had eleven projects totaling $1,306,849 under contract. Of these contracts, all eleven projects combine all three phases or parts thereof and including construction. We expect that all of this revenue will be realized by December 31, 2023.

Backlog may fluctuate significantly due to the timing of orders or awards for large projects and is not necessarily indicative of future backlog levels or the rate at which backlog will be recognized as revenue. Our backlog decreased by approximately $5,500,000 from December 31, 2022 to March 31, 2023. We expect that all of this revenue will be realized by December 31, 2023. Backlog does not include COVID tests or testing services provided through our joint venture, Clarity Mobile Venture.

There can be no assurance that our customers will decide to and/or be able to proceed with these construction projects, or that we will ultimately recognize revenue from these projects in a timely manner or at all.

Off-Balance Sheet Arrangements

As of March 31, 2023 and December 31, 2022, we had no material off-balance sheet arrangements to which we are a party.

In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector. These agreements are typically with consultants and certain vendors. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of March 31, 2023.

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

Our significant accounting policies are discussed in “Note 3— Summary of Significant Accounting Policies” of the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. We believe that the following accounting policies are the most critical in fully understanding and evaluating our reported financial results.

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

Other derivative financial instruments. We classify as equity any contracts that (i) require physical settlement or net-share settlement or (ii) provide a choice of net-cash settlement or settlement in our own shares (physical settlement or net-share settlement), provided that such contracts are indexed to our own stock. We classify as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net-cash settle the contract if any event occurs and if that event is outside SGB’s control) or (ii) give the counterparty a choice of net-cash settlement or settlement shares (physical settlement or net-cash settlement). SGB assesses classification of common stock purchase warrants and other free-standing derivatives at each reporting date to determine whether a change in classification between assets and liabilities or equity is required

Convertible instruments. We bifurcate conversion options from their host instruments and accounts for them as free-standing derivative financial instruments according to certain criteria. The criteria include circumstances in which (i) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract; (ii) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable GAAP measures with changes in fair value reported in earnings as they occur; and (iii) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.

We determined that the embedded conversion options that were included in the previously outstanding convertible debentures should be bifurcated from their host and a portion of the proceeds received upon the issuance of the hybrid contract has been allocated to the fair value of the derivative. The derivative was subsequently marked to market at each reporting date based on current fair value, with the changes in fair value reported in results of operations.

Critical Accounting Estimates (continued)

Revenue recognition – We determine, at contract inception, whether we will transfer control of a promised good or service over time or at a point in time, regardless of the length of contract or other factors. The recognition of revenue aligns with the timing of when promised goods or services are transferred to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. To achieve this core principle, we apply the following five steps in accordance with its revenue policy:

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

Goodwill – Goodwill represents the excess of reorganization value over the fair value of identified net assets upon emergence from bankruptcy. In accordance with the accounting guidance on goodwill, we perform our impairment test of goodwill at the reporting unit level each fiscal year, or more frequently if events or circumstances change that would more likely than not reduce the fair value of its reporting unit below its carrying value. Our evaluation of goodwill completed during the year ended December 31, 2022, resulted in no impairment loss. There was no impairment during the March 31, 2023.

Intangible assets – Intangible assets consist of $2,766,000 of proprietary knowledge and technology, which is being amortized over 20 years. In addition, included in intangible assets is $97,164 of trademarks, and $196,812 of website costs that are being amortized over 5 years. The Company evaluated intangible assets for impairment during the three months ended March 31, 2023 and 2022 and determined that there are no impairment losses.

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

Non-GAAP Financial Information (continued)

The following is a reconciliation of EBITDA and Adjusted EBITDA to the nearest GAAP measure, net gain (loss):

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Net loss attributable to common stockholders of Safe & Green Holdings Corp.	$(3,519,440)	$(717,177)
Addback interest expense	287,372	48,849
Addback interest income	(9,362)	(12,783)
Addback depreciation and amortization	138,312	156,845
EBITDA (non-GAAP)	(3,103,118)	(524,266)
Addback litigation expense	17,361	114,383
Addback stock issued for services	437,325	—
Addback stock compensation expense	656,369	649,089
Adjusted EBITDA (non-GAAP)	$(1,992,063)	$239,206

ITEM 3.      Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4.      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management of Safe & Green Holdings Corp., with the participation of our Principal Executive Officer and the Principal Financial Officer carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act, Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). Based upon that evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

The Principal Executive Officer and the Principal Financial Officer believe that the condensed consolidated financial statements and other information contained in this Quarterly Report on Form 10-Q present fairly, in all material respects, our business, financial condition and results of operations.

Changes in Internal Control over Financial Reporting

Other than as described above, for the fiscal quarter ended March 31, 2023, there have been no changes in our internal control over financial reporting identified in connection with the evaluations required by Rule 13a-15(d) or Rule 15d-15(d) under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1.     Legal Proceedings

The information included in "Note 16 - Commitments and Contingencies" of our condensed consolidated financial statements included elsewhere in this Quarterly Report Form 10-Q is incorporated by reference into this Item.

ITEM 1A.  Risk Factors

Investing in our common stock involves a high degree of risk. You should consider carefully the following risks, together with all other information in this Quarterly Report on Form 10-Q, including our unaudited condensed consolidated financial statements and notes thereto. If any of the following risks actually materializes, our operating results, financial condition and liquidity could be materially adversely affected. As a result, the trading price of our common stock could decline and you could lose part or all of your investment. The following information updates, and should be read in conjunction with, the information disclosed in Part I, Item 1A, "Risk Factors," contained in the Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”). There have been no material changes from the risk factors disclosed in “Part I—Item 1A. Risk Factors” in our 2022 Form 10-K, except as follows:

If we are not successful in our efforts to increase sales or raise capital, we could experience a shortfall in cash over the next twelve months, and our ability to obtain additional financing on acceptable terms, if at all, may be limited.

At March 31, 2023 and December 31, 2022, we had cash and cash equivalents and a short-term investment, collectively, of $1,452,501 and $582,776 respectively. However, during the three months ended March 31, 2023 and year ended December 31, 2022, we reported a net loss attributable to common stockholders of Safe & Green Holdings Corp. of $3,519,440 and $7,089,242, respectively, and used $1,378,689 and $5,630,614 of cash for operations, respectively. If we are not successful with our efforts to increase revenue, we could experience a shortfall in cash over the next twelve months. If there is a shortfall, we may be forced to reduce operating expenses, among other steps, all of which would have a material adverse effect on our operations going forward.

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

A few customers have in the past, and may in the future, account for a significant portion of our revenues in any one year or over a period of several consecutive years. For example, for the three months ended March 31, 2023 approximately 95% of our revenue was generated from one customer and for the year ended December 31, 2022, approximately 65% of our revenue was generated from three customers. Although we have contractual relationships with many of our significant customers, our customers may unilaterally reduce or discontinue their contracts with us at any time. The loss of business from a significant customer could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We rely on certain vendors to supply us with materials and products that, if we were unable to obtain, could adversely affect our business.

We have relationships with key materials vendors, and we rely on suppliers for our purchases of products from them. Any inability to obtain materials or services in the volumes required and at competitive prices from our major trading partners, the loss of any major trading partner or the discontinuation of vendor financing (if any) may seriously harm our business because we may not be able to meet the demands of our customers on a timely basis in sufficient quantities or at all. Other factors, including reduced access to credit by our vendors resulting from economic conditions, may impair our vendors’ ability to provide products in a timely manner or at competitive prices. We also rely on other vendors for critical services such as transportation, supply chain and professional services. Any negative impacts to our business or liquidity could adversely impact our ability to establish or maintain these relationships. For the three months ended March 31, 2023 and 2022, cost of revenue relating to one and three vendors represented approximately 0% and 10% of the Company's total cost of revenue, respectively.

Our clients may adjust, cancel or suspend the contracts in our backlog; as such, our backlog is not necessarily indicative of our future revenues or earnings. In addition, even if fully performed, our backlog is not a good indicator of our future gross margins.

Backlog represents the total dollar amount of revenues we expect to record in the future as a result of performing work under contracts we have been awarded. Backlog may fluctuate significantly due to the timing of orders or awards for large projects and is not necessarily indicative of future backlog levels or the rate at which backlog will be recognized as revenue. We include in backlog only those contracts for which we have reasonable assurance that the customer can obtain the permits for construction and can fund the construction. As of December 31, 2022, our backlog totaled approximately $6.8 million and as of March 31, 2023, our backlog totaled approximately $1.3 million. Our backlog is described more in detail in “Note 11—Construction Backlog” of the notes to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. We cannot provide assurance that our backlog will be realized as revenues in the amounts reported or, if realized, will result in profits. In accordance with industry practice, substantially all of our contracts are subject to cancellation, termination or suspension at our customer’s discretion. In the event of a project cancellation, we generally would not have a contractual right to the total revenue reflected in our backlog. Projects can remain in backlog for extended periods of time because of the nature of the project and the timing of the particular services required by the project. In addition, the risk of contracts in backlog being cancelled or suspended generally increases during periods of widespread economic slowdowns or in response to changes in commodity prices.

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

At March 31, 2023, there were restricted stock units, options and warrants to purchase of 1,190,935, 36,436 and 2,025,520, respectively, outstanding that could potentially dilute future net income per share. Because we had a net loss as of March 31, 2023, we are prohibited from including potential shares of common stock in the computation of diluted per share amounts. Accordingly, we used the same number of shares outstanding to calculate both the basic and diluted loss per share. At March 31, 2022, there were options, including options to non-employees and non-directors, restricted stock units and warrants to purchase 36,436, 2,245,186 and 2,025,520 shares of common stock, respectively, outstanding that could potentially dilute future net income per share.

We may not have an adequate number of shares of common stock authorized to enable us to complete future equity financing transactions or strategic transactions, which may adversely affect our ability to grow and develop.

We are authorized to issue 25,000,000 shares of common stock, of which approximately 14,302,587 shares of common stock were issued and outstanding as May 11, 2023. At March 31, 2023, 2,281,623 million common shares were reserved for issuance of shares upon exercise of outstanding options or reserved for future issuance of common shares under our equity incentive plans. If all of these securities were exercised it would leave approximately 8,415,790 million authorized but unissued shares of common stock.

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

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.     Defaults Upon Senior Securities

None.

ITEM 4.     Mine Safety Disclosures

Not applicable.

ITEM 5.     Other Information

None.
46

ITEM 6.      Exhibits

EXHIBIT INDEX
Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on July 7, 2016 (File No. 000-22563)).
3.2	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on July 7, 2016 (File No. 000-22563)).
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on February 28, 2017 (File No. 000-22563)).
3.4	Certificate of Amendment to Certificate of Designation, dated May 11, 2017 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K as filed by the Company with the Securities and Exchange Commission on May 12, 2017 (File No. 001-38037)).
3.5	Certificate of Elimination of Series A Convertible Preferred Stock, dated December 13, 2018 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on December 17, 2018 (File No. 001-38037)).
3.6	Certificate of Amendment to the Amended and Restated Certificate of Incorporation dated June 5, 2019 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K as filed by the Reigstrant with the Securities and Exchange Commission on June 5, 2019 (File No. 001-38037)).
3.7	Form of Certificate of Designation of the Series B Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.7 to the Registration Statement on Form S-1/A (File No. 333-235295) as filed by the Registrant with the Securities and Exchange Commission on December 9, 2019).
3.8	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, as amended, of the Company (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on February 5, 2020 (File No. 001-38037)).
3.9	Amended and Restated Bylaws of the Company dated June 4, 2021 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on June 7, 2021 (File No. 001-38037)).
10.1	Employment Agreement, dated February 3, 2023, between Safe and Green Development Corporation and David Villarreal
10.2	Securities Purchase Agreement, dated February 7, 2023, by and between the Company and Peak One Opportunity Fund, L.P. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on February 7, 2023 (File No. 001-38087)
10.3	Registration Rights Agreement, dated February 7, 2023, by and between the Company and Peak One Opportunity Fund, L.P. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on February 7, 2023 (File No. 001-38087)

10.4	Equity Purchase Agreement, dated February 7, 2023, by and between the Company and Peak One Opportunity Fund, L.P. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on February 7, 2023 (File No. 001-38087)
10.5	Registration Rights Agreement, dated February 7, 2023, by and between the Company and Peak One Opportunity Fund, L.P. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on February 7, 2023 (File No. 001-38087)

10.6	Loan Agreement, dated March 30, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on April 5, 2023 (File No. 001-38087)

10.7	Promissory Note, dated March 30, 2023 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on April 5, 2023 (File No. 001-38087)
10.8	Deed of Trust and Security Agreement, dated March 30, 2023 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on April 5, 2023 (File No. 001-38087)

10.9	Assignment of Contract Rights, dated March 30, 2023 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on April 5, 2023 (File No. 001-38087)

10.10	Mortgage, dated March 30, 2023 (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on April 5, 2023 (File No. 001-38087)

10.11	Guaranty, dated March 30, 2023 (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on April 5, 2023 (File No. 001-38087)

31.1+	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification by Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2+	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS+	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as the XBRL tags are embedded within the Inline XBRL document.
101.SCH+	Inline XBRL Taxonomy Extension Schema Document.
101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
+	Filed herewith.

*	This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAFE & GREEN HOLDINGS CORP.
(Registrant)

	By:	/s/ Paul M. Galvin
Paul M. Galvin Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
	By:	/s/ Patricia Kaelin
Patricia Kaelin Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date: May 11, 2023

