Form 10-Q
period 2023-06-30
SAFE & GREEN HOLDINGS CORP.
filed 2023-08-14
CIK 1023994

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 10, 2023 the issuer had a total of [16,016,107] shares of the registrant’s common stock, $0.01 par value, outstanding.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,601,331	$582,776
Accounts receivable, net	646,261	1,280,456
Contract assets	872,309	36,384
Held for sale assets	4,400,361	4,396,826
Inventories	823,135	465,560
Prepaid expenses and other current assets	983,650	744,211
Total current assets	9,327,047	7,506,213

Property, plant and equipment, net	6,990,371	5,608,903
Project development costs and other non-current assets	601,228	483,546
Goodwill	1,309,330	1,309,330
Right-of-use asset	2,387,817	4,421,002
Long-term note receivable	876,233	857,534
Intangible assets, net	1,996,427	1,997,833
Deferred contract costs, net	50,981	71,374
Investment in non-marketable securities	700,000	700,000
Investment in and advances to equity affiliates	3,624,945	3,599,945
Total Assets	$27,864,379	$26,555,680

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$7,026,482	$4,009,522
Contract liabilities	168,792	437,271
Lease liability, current maturities	1,076,367	1,225,394
Assumed liability	20,795	5,795
Short term notes payable, net	6,815,384	2,648,300
Total current liabilities	15,107,820	8,326,282

Long-term note payable	2,500,000	750,000
Lease liability, net of current maturities	931,399	3,039,836
Total liabilities	18,539,219	12,116,118

Stockholders’ equity:
Preferred stock, $0.00 par value, 5,405,010 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 25,000,000 shares authorized; 16,016,107 issued and 15,948,789 outstanding as of June 30, 2023 and 12,613,978 issued and 12,590,863 outstanding as of December 31, 2022	160,161	126,140
Additional paid-in capital	60,189,651	56,173,977
Treasury stock, at cost – 67,318 shares as of June 30, 2023 and 23,115 shares as of December 31, 2022	(92,396)	(49,680)
Accumulated deficit	(50,503,232)	(41,428,268)
Total Safe & Green Holdings Corp. stockholders’ equity	9,754,184	14,822,169
Non-controlling interest	(429,024)	(382,607)
Total stockholders’ equity	9,325,160	14,439,562
Total Liabilities and Stockholders’ Equity	$27,864,379	$26,555,680

The accompanying notes are an integral part of these condensed consolidated financial statements.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

	For the Three Months Ended June 30,	For the Three Months Ended June 30,	For the Six Months Ended June 30,	For the Six Months Ended June 30,
	2023	2022	2023	2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue:
Construction services	$5,097,055	$4,213,264	$10,600,990	$5,881,648
Engineering services	—	24,320	—	74,706
Medical revenue	—	3,317,387	—	10,203,215
Total	5,097,055	7,554,971	10,600,990	16,159,569

Cost of revenue:
Construction services	5,063,425	4,265,021	10,636,832	5,942,581
Engineering services	—	10,739	—	53,892
Medical revenue	—	2,507,251	—	6,904,701
Total	5,063,425	6,783,011	10,636,832	12,901,174

Gross profit (loss)	33,630	771,960	(35,842)	3,258,395

Operating expenses:
Payroll and related expenses	4,184,429	1,211,509	5,498,819	2,355,696
General and administrative expenses	1,357,159	796,812	3,146,115	1,576,833
Marketing and business development expenses	102,900	91,495	190,151	234,830
Total	5,644,488	2,099,816	8,835,085	4,167,359

Operating loss	(5,610,858)	(1,327,856)	(8,870,927)	(908,964)

Other income (expense):
Interest expense	(523,971)	(73,126)	(811,343)	(121,975)
Interest income	9,454	10,979	18,816	23,762
Other income (expense)	569,851	372,407	588,490	491,309
Total	55,334	310,260	(204,037)	393,096

Loss before income taxes	(5,555,524)	(1,017,596)	(9,074,964)	(515,868)
Income tax expense	—	—	—	—

Net loss	(5,555,524)	(1,017,596)	(9,074,964)	(515,868)

Add: net income attributable to noncontrolling interests	—	397,764	—	1,616,669
Net loss attributable to common stockholders of Safe & Green Holdings Corp.	$(5,555,524)	$(1,415,360)	$(9,074,964)	$(2,132,537)

Net loss per share attributable to Safe & Green Holdings Corp.
Basic and diluted	$(0.37)	$(0.11)	$(0.64)	$(0.16)

Weighted average shares outstanding:
Basic and diluted	14,889,077	13,226,451	14,234,301	13,110,821

The accompanying notes are an integral part of these condensed consolidated financial statements.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	$0.01 Par Value Common Stock		Additional Paid-in	Treasury	Accumulated	Safe & Green Holdings Corp. Stockholders'	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Stock	Deficit	Equity	Interests	Equity
Balance at March 31, 2023	14,302,587	$143,026	$57,605,024	$(49,680)	$(44,947,708)	$12,750,662	$(429,024)	$12,321,638
Stock-based compensation	—	—	2,554,262	—	—	2,554,262	—	2,554,262
Treasury stock	—	—	—	(42,716)	—	(42,716)	—	(42,716)
Issuance of restricted stock units	1,663,520	16,635	(16,635)	—	—	—	—	—
Common stock issued for services	50,000	500	47,000	—	—	47,500	—	47,500
Noncontrolling interest distribution	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	(5,555,524)	(5,555,524)	—	(5,555,524)
Balance at June 30, 2023	16,016,107	$160,161	$60,189,651	$(92,396)	$(50,503,232)	$9,754,184	$(429,024)	$9,325,160

Balance at December 31, 2022	12,613,978	$126,140	$56,173,977	$(49,680)	$(41,428,268)	$14,822,169	$(382,607)	$14,439,562
Stock-based compensation	—	—	3,210,631	—	—	3,210,631	—	3,210,631
Issuance of restricted common stock	287,512	2,875	434,450	—	—	437,325	—	437,325
Issuance of restricted stock units	3,014,617	30,146	(30,146)	—	—	—	—	—
Common stock issued for services	50,000	500	47,000	—	—	47,500	—	47,500
Issuance of warrants and restricted common stock	50,000	500	353,739	—	—	354,239	—	354,239
Noncontrolling interest distribution	—	—	—	—	—	—	(46,417)	(46,417)
Treasury stock	—	—	—	(42,716)	—	(42,716)	—	(42,716)
Net loss	—	—	—	—	(9,074,964)	(9,074,964)	—	(9,074,964)
Balance at June 30, 2023	16,016,107	$160,161	$60,189,651	$(92,396)	$(50,503,232)	$9,754,184	$(429,024)	$9,325,160

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	$0.01 Par Value Common Stock		Additional Paid-in	Treasury	Accumulated	Safe & Green Holdings Corp. Stockholders'	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Stock	Deficit	Equity	Interests	Equity
Balance at March 31, 2022	12,006,873	$120,069	$54,030,291	$—	$(33,826,397)	$20,323,963	$1,308,640	$21,632,603
Stock-based compensation	—	—	631,076	—	—	631,076	—	631,076
Issuance of restricted stock units	43,333	433	(433)	—	—	—	—	—
Noncontrolling interest distribution	—	—	—	—	—	—	(882,000)	(882,000)
Net income (loss)	—	—	—	—	(1,415,360)	(1,415,360)	397,764	(1,017,596)
Balance at June 30, 2022	12,050,206	$120,502	$54,660,934	$—	$(35,241,757)	$19,539,679	$824,404	$20,364,083

Balance at December 31, 2021	11,986,873	$119,869	$53,341,405	$—	$(33,109,220)	$20,352,054	$1,363,735	$21,715,789
Stock-based compensation	20,000	200	1,319,962	—	—	1,320,162	—	1,320,162
Issuance of restricted stock units	43,333	433	(433)	—	—	—	—	—
Noncontrolling interest distribution	—	—	—	—	—	—	(2,156,000)	(2,156,000)
Net income (loss)	—	—	—	—	(2,132,537)	(2,132,537)	1,616,669	(515,868)
Balance at June 30, 2022	12,050,206	$120,502	$54,660,934	$—	$(35,241,757)	$19,539,679	$824,404	$20,364,083

The accompanying notes are an integral part of these condensed consolidated financial statements.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	For the Six Months Ended June 30, 2023	For the Six Months Ended June 30, 2022
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(9,074,964)	$(515,868)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	184,964	210,977
Amortization of intangible assets	93,410	82,204
Amortization of deferred license costs	20,393	20,392
Amortization of debt issuance costs and debt discount	411,811	21,569
Amortization of right of use asset	428,934	232,401
Common stock issued for services	484,825	—
Bad debt expense	—	7,024
Interest income on long-term note receivable	(18,699)	(18,596)
Stock-based compensation	3,210,631	1,280,162
Loss on asset disposal	—	241
Changes in operating assets and liabilities:
Accounts receivable	634,195	400,430
Escrow - bond	—	(4,000,000)
Contract assets	(835,925)	41,916
Inventories	(357,575)	345,705
Prepaid expenses and other current assets	(239,441)	(276,757)
Intangible assets	(92,005)	—
Accounts payable and accrued expenses	3,016,961	(3,040,292)
Contract liabilities	(268,479)	332,025
Due to affiliates	—	(264,451)
Lease liability	(653,213)	(221,627)
Assumed liability	15,000	—
Net cash used in operating activities	(3,039,177)	(5,362,545)

Cash flows from investing activities:
Purchase of property, plant and equipment	(526,324)	(1,751,999)
Proceeds from sale of equipment	—	760
Repayment of promissory note	—	(100,000)
Project Development Costs	(117,682)	(726,386)
Investment in and advances to equity affiliates	(25,000)	—
Investment in non-marketable securities	—	(500,000)
Net cash used in investing activities	(669,006)	(3,077,625)

Cash flows from financing activities:
Repayment of short term notes payable	(2,500,000)	—
Proceeds from short-term notes payable and warrants, net of debt issuance costs	6,609,512	—
Proceeds from long-term notes payable	706,359	—
Purchase of treasury stock	(42,716)	—
Distribution paid to non-controlling interest	(46,417)	(2,156,000)
Net cash provided by (used in) financing activities	4,726,738	(2,156,000)

Net increase/(decrease) in cash and cash equivalents	1,018,555	(10,596,170)

Cash and cash equivalents - beginning of period	582,776	13,024,381

Cash and cash equivalents - end of period	$1,601,331	$2,428,211

Supplemental disclosure of non-cash investing and financing activities:
Initial value of lease liability	$—	$1,801,584

The accompanying notes are an integral part of these condensed consolidated financial statements.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2023 and 2022 (Unaudited)

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

The Company operates in the following four segments: (i) construction; (ii) medical; (ii) real estate development; and (iv) environmental. The construction segment designs and constructs modular structures built in the Company’s factories. In the medical segment the Company uses its modular technology to provide turnkey solutions to medical testing and treatment and generates revenue from the medical testing. The Company’s real estate development segment builds innovative and green single or multifamily projects in underserved regions nationally using modules (“Modules”) built in one of the Company’s vertically integrated factories. The environmental segment, the newest segment, is a sustainable medical and waste management solution that collects waste and treats waste for safe disposal.

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

Construction

During 2020, the Company formed, SG Echo, LLC, a wholly owned subsidiary of the Company. The Company acquired substantially all the assets of Echo DCL (“Echo”), a Texas limited liability company, except for Echo's real estate holdings for which the Company obtained a right of first refusal. Echo is a container/modular manufacturer based in Durant, Oklahoma specializing in the design and construction of permanent modular and temporary modular buildings and was one of the Company's key supply chain partners. Echo caters to the military, education, administration facilities, healthcare, government, commercial and residential customers. This acquisition has allowed the Company to expand its reach for the Modules and offer an opportunity to vertically integrate a large portion of the Company's cost of goods sold, as well as increase margins, productivity and efficiency in the areas of design, estimating, manufacturing and delivery and to become the manufacturer of the Company's core container and modular product offerings. The Company also entered into a joint venture with Clarity Lab Solutions LLC., to provide clinical lab testing related to COVID-19.

Medical

As of January 2021 and through the fourth quarter of 2021, the Company’s consolidated financial statements include the accounts of Chicago Airport Testing LLC (“CAT”). The Company had a variable interest in CAT as described further below. CAT is in the business of marketing, selling, distributing, leasing and otherwise commercially exploiting certain products and services in the COVID-19 testing and other medical industry. In addition, during March 2023, the Company formed Safe and Green Medical Corporation. (“SG Medical”).  As of June 30, 2023, SG Medical is inactive.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2023 and 2022 (Unaudited)

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

As of June 30, 2023, the Company had cash and cash equivalents of $1,601,331 and a backlog of $2,232,465. See Note 11 for a discussion of construction backlog. Based on our conversations with key customers, the Company anticipates its backlog to convert to revenue over the following period:

2023
Within 1 year	$2,232,465
Total Backlog	$2,232,465

The Company has incurred losses since its inception, has negative working capital of approximately $5,780,773 and has negative operating cash flows, which has raised substantial doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of the uncertainty concerning the Company’s ability to continue as a going concern.

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

For the Six Months Ended June 30, 2023 and 2022 (Unaudited)

3.	Summary of Significant Accounting Policies

Basis of presentation and principals of consolidation – The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 8 Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. The condensed financial statements and notes should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2022 included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission on March 31, 2023. In the opinion of management, all adjustments, consisting of normal accruals, considered necessary for a fair presentation of the interim financial statements have been included. Results for the six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

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

For the Six Months Ended June 30, 2023 and 2022 (Unaudited)

3.	Summary of Significant Accounting Policies (continued)

For product or equipment sales, the Company applies recognition of revenue when the customer obtains control over such goods, which is at a point in time.

The Company entered into a joint venture agreement with Clarity Lab Solutions, LLC (“Clarity Labs”) (the “JV”) in the fourth quarter of 2021. Revenue from the activities of the JV is related to clinical testing services and is recognized when services have been rendered, which is at a point in time.  Included in the consideration the Company expected to be entitled to receive, the Company estimates its contractual allowances, payer denials and price concessions. In addition, the Company formed Chicago Airport Testing, LLC which collected rental revenue from subleasing to a consortium of government entities assisting in COVID-19 testing. For the six months ended June 30, 2023 and 2022, the Company recognized $0 and $10,200,000, respectively related to activities through these two joint ventures, which is included in medical revenue on the accompanying consolidated statements of operations. Due to the ongoing lower affects of COVID-19 restrictions, the JV began to wind down during the fourth quarter of 2022.

Disaggregation of Revenues

The Company’s revenue for the three and six months ended June 30, 2022 was principally derived from construction and engineering contracts related to Modules, and medical revenue derived from lab testing and test kit sales. The Company’s revenues for the three and six months ended June 30, 2023 was principally derived from construction contracts related to Modules The Company's contracts are with customers in various industries. Revenue recognized at a point in time and recognized over time were $0 and $10,600,990, respectively, for the six months ended June 30, 2023. Revenue recognized at a point in time and recognized over time were $10,203,215 and $5,956,354, respectively, for the six months ended June 30, 2022. Revenue recognized at a point in time and recognized over time were $0 and $5,097,055, respectively, for the three months ended June 30, 2023. Revenue recognized at a point in time and recognized over time were $3,317,387 and $4,237,584, respectively, for the three months ended June 30, 2022.

The following tables provide further disaggregation of the Company’s revenues by categories:

	Three Months Ended June 30,
Revenue by Customer Type	2023		2022
Construction and Engineering Services:
Hotel	$10,525	—%	$240,302	3%
Multi-Family (includes Single Family)	—	—%	3,988,875	53%
Office	5,086,530	100%	8,407	—%
Subtotal	5,097,055	100%	4,237,584	56%
Medical Revenue:
Medical (lab testing, kit sales and equipment)	—	—%	3,317,387	44%
Total revenue by customer type	$5,097,055	100%	$7,554,971	100%

	Six Months Ended June 30,
Revenue by Customer Type	2023		2022
Construction and Engineering Services:
Government	$—	—%	$39	—%
Hotel	44,201	—%	1,137,547	7%
Multi-Family (includes Single Family)	—	—%	86,034	1%
Office	10,556,789	100%	4,717,750	29%
Retail	—	—%	5,344	—%
Special Use	—	—%	9,640	—%
Subtotal	10,600,990	100%	5,956,354	37%
Medical Revenue:
Medical (lab testing, kit sales and equipment)	—	—%	10,203,215	63%
Total revenue by customer type	$10,600,990	100%	$16,159,569	100%

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2023 and 2022 (Unaudited)

3.	Summary of Significant Accounting Policies (continued)

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

Deferred Contract Costs - Prior to entering into the Exclusive License Agreement (“ELA”) in 2019, the Company was subject to an agreement to construct and develop a certain property (“Original Agreement”). As a result of entering into the ELA in 2019 the property became subject to the ELA and the Company was no longer obliged to its Original Agreement. Upon entering the ELA, the Company had an outstanding accounts receivable balance of $306,143 which was forfeited and recognized this amount as deferred contract costs. This amount was offset by $102,217, which was reimbursement from the licensee for project costs on this project. The Company incurred total deferred contract costs of $203,926. The Company considered this amount an incremental cost of obtaining that ELA, because the Company expected to recover those costs through future royalty payments. The Company initially planned to amortize the asset over sixty months, which is the initial term of the ELA because the asset relates to the services transferred to the customer during the contract term. As of June 30, 2023, accumulated amortization related to deferred contract costs amounted to $152,944. During the six months ended June 30, 2023 and 2022, amortization expense relating to the deferred contract costs amounted to $20,393 and $20,392, respectively, and is included in general and administrative expenses on the accompanying consolidated statements of operations. The ELA was terminated on June 15, 2021 but the Company expects to recover the deferred contract costs from the Assignment of Limited Rights Under Membership Interest Redemption Agreement, dated June 15, 2021.

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

For the Six Months Ended June 30, 2023 and 2022 (Unaudited)

3.	Summary of Significant Accounting Policies (continued)

On August 27, 2020 the Company entered into a joint venture agreement with Clarity Lab Solutions, LLC (“Clarity Labs”) (the “JV”).  In consideration and subject to Clarity Lab’s services and commitments and provided the agreement remains valid and in force, and is not terminated, the Company agreed to issue 200,000 restricted shares of the Company’s common stock over a defined vesting period starting in December 1, 2020. The restricted shares of the Company's common stock were not issued to Clarity Labs as certain capital commitments were not met. Clarity Labs is a licensed clinical laboratory that uses specialized molecular testing equipment and that focuses on the diagnosis and treatment of critical diseases, including COVID-19. Clarity Labs was also engaged in the business of manufacturing, importing and distributing various medical tests. Under the JV, the Company and Clarity Labs were to jointly market, sell, and distribute certain products and services (“Clarity Mobile Venture”). The Company has determined it is the primary beneficiary of Clarity Mobile Venture and has thus consolidated the activities in its consolidated financial statements. Due to the ongoing lower affects of COVID-19 restrictions, the JV was wound down during the fourth quarter of 2022.

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

On June 24, 2021, the Company's subsidiary, SG DevCorp, entered into an operating agreement with Jacoby Development for a 10% non-dilutable equity interest for JDI-Cumberland Inlet, LLC (“Cumberland”).  The Company contributed $3,000,000 for its 10% equity interest. During the six months ended June 30, 2023, the Company contributed an additional $25,000. The purpose of JDI-Cumberland Inlet, LLC is to develop a waterfront parcel in a mixed-use destination community.  The Company has determined it is not the primary beneficiary of JDI-Cumberland Inlet, LLC and thus will not consolidate the activities in its consolidated financial statements. The Company will use the equity method to report the activities as an investment in its consolidated financial statements.

During the six months ended June 30, 2023, Norman Berry and Cumberland did not have any material earnings or losses as the investments are in development. In addition, management believes there was no impairment as of June 30, 2023.

The approximate combined financial position of the Company’s equity affiliates are summarized below as of June 30, 2023 and December 31, 2022:

Condensed balance sheet information:	June 30, 2023	December 31, 2022
	(Unaudited)	(Unaudited)
Total assets	$37,500,000	$37,500,000
Total liabilities	$7,100,000	$7,100,000
Members’ equity	$30,400,000	$30,400,000

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2023 and 2022 (Unaudited)

3.	Summary of Significant Accounting Policies (continued)

Cash and cash equivalents – The Company considers cash and cash equivalents to include all short-term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less upon acquisition. Cash and cash equivalents totaled $1,601,331 and $582,776 as of June 30, 2023, and December 31, 2022, respectively.

Short-term investment – The Company classifies investments consisting of a certificate of deposit with a maturity greater than three months but less than one year as short-term investment.  The Company had no short-term investment as of June 30, 2023 or December 31, 2022, respectively.

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

Inventory – Raw construction materials (primarily shipping containers and fabrication materials) are valued at the lower of cost (first-in, first-out method) or net realizable value. Finished goods and work-in-process inventories are valued at the lower of cost or net realizable value, using the specific identification method. Medical equipment and COVID-19 test and testing supplies are valued at the lower of cost, (first-in, first-out method) or net realizable value. As of June 30, 2023 and December 31, 2022 there was inventory of $823,135 and $465,560, respectively, for construction materials.

Goodwill – The Company performs its impairment test of goodwill at the reporting unit level each fiscal year, or more frequently if events or circumstances change that would more likely than not reduce the fair value of its reporting unit below its carrying values. The Company performs a goodwill impairment test by comparing the fair value of the reporting unit with its carrying value and recognizes an impairment charge for the amount by which the carrying value exceeds the fair value, not to exceed the total amount of goodwill. The amount by which the carrying value of the goodwill exceeds its implied fair value, if any, is recognized as an impairment loss. There were no impairments during the  six months ended June 30, 2023 or 2022.

Intangible assets – Intangible assets consist of $2,766,000 of proprietary knowledge and technology, which is being amortized over 20 years. Included in intangible assets is $68,344 of trademarks, and $207,636 of website costs that are being amortized over 5 years. The Company evaluated intangible assets for impairment during the six months ended June 30, 2023 and 2022 and determined that there are no impairment losses. The accumulated amortization for intangible assets as of June 30, 2023 and 2022 was $1,074,372 and $897,937, respectively. The amortization expense for the six months ended June 30, 2023 and 2022 was $93,410 and $82,204, respectively. The amortization expense for the three months ended June 30, 2023 and 2022 was $47,291 and $40,382, respectively. The estimated amortization expense for the successive five years is as follows:

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2023 and 2022 (Unaudited)

3.	Summary of Significant Accounting Policies (continued)

For the year ending December 31:
2023 (remaining)	$96,397
2024	192,436
2025	189,019
2026	171,684
2027	168,006
Thereafter	1,178,886
$1,996,428

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

For the Six Months Ended June 30, 2023 and 2022 (Unaudited)

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

With respect to receivables, concentrations of credit risk are limited to a few customers in the construction industry. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers other than normal lien rights. At June 30, 2023 and December 31, 2022, 96% and 80%, respectively, of the Company’s gross accounts receivable were due from four and three customers.

Revenue relating to one and two customers represented approximately 96% and 97% of the Company's total revenue for the three months ended June 30, 2023 and 2022, respectively. Revenue relating to one and one customers represented approximately 96% and 90% of the Company's total revenue for the six months ended June 30, 2023 and 2022, respectively.

Cost of revenue relating to two vendors represented approximately 12% of the Company’s total cost of revenue for the three months ended June 30, 2022. Cost of revenue relating to three vendors represented approximately 10% of the Company’s total cost of revenue for the six months ended June 30, 2022. There were no vendors representing 10% or more of the Company’s total cost of revenue for the three or six months ended June 30, 2023. The Company believes it has access to alternative suppliers, with limited disruption to the business, should circumstances change with its existing suppliers.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2023 and 2022 (Unaudited)

4.	Accounts Receivable

At June 30, 2023 and December 31, 2022, the Company’s accounts receivable consisted of the following:

	2023	2022
Billed:
Construction services	$785,767	$1,310,456
Other receivable	6,240	115,746
Total gross receivables	792,007	1,426,202
Less: allowance for credit losses	(145,746)	(145,746)
Total net receivables	$646,261	$1,280,456

Receivables are evaluated for collectability and allowances for potential losses are established or maintained on applicable receivables.

5.	Contract Assets and Contract Liabilities

Costs and estimated earnings on uncompleted contracts, which represent contract assets and contract liabilities, consisted of the following at June 30, 2023 and December 31, 2022:

	2023	2022
Costs incurred on uncompleted contracts	$12,765,232	$13,730,177
Provision for loss on uncompleted contracts	—	—
Estimated earnings to date on uncompleted contracts	614,825	(2,160,085)
Gross contract assets	13,380,057	11,570,092
Less: billings to date	(12,676,540)	(11,970,979)
Net contract assets/(liabilities) on uncompleted contracts	$703,517	$(400,887)

The above amounts are included in the accompanying condensed consolidated balance sheets under the following captions at June 30, 2023 and December 31, 2022.

	2023	2022
Contract assets	$872,309	$36,384
Contract liabilities	(168,792)	(437,271)
Net contract assets (liabilities)	$703,517	$(400,887)

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

For the Six Months Ended June 30, 2023 and 2022(Unaudited)

6.	Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation and amortization and depreciated using the straight-line method over their useful lives. At June 30, 2023 and December 31, 2022, the Company’s property, plant and equipment, net consisted of the following:

	2023	2022
Computer equipment and software	$95,700	$94,530
Furniture and other equipment	271,798	271,798
Leasehold improvements	17,280	17,280
Equipment and machinery	943,464	943,464
Automobiles	4,638	4,638
Building held for leases	196,416	196,416
Laboratory and temporary units	1,364,748	1,364,748
Land	1,190,655	1,190,655
Building	969,188	—
Construction in progress	2,840,174	2,244,100
Property, plant and equipment	7,894,061	6,327,629
Less: accumulated depreciation	(903,690)	(718,726)
Property, plant and equipment, net	$6,990,371	$5,608,903

Depreciation expense for the three months ended June 30, 2023 and 2022 amounted to $92,471 and $106,152 respectively. Depreciation expense for the six months ended June 30, 2023 and 2022 amounted to $184,964 and $210,977 respectively.

7.	Notes Receivable

On January 21, 2020, CPF GP 2019-1 LLC (“CPF GP”) issued to the Company a promissory note in the principal amount of $400,000 (the “Company Note”) and issued to Paul Galvin, the Company’s Chairman and CEO, a promissory note in the principal amount of $100,000 (the “Galvin Note”). The transaction closed on January 22, 2021, on which date the Company loaned CPF GP 2019-1 LLC $400,000 and Mr. Galvin personally loaned CPF GP $100,000 on behalf of the Company. The Company Note and Galvin Note were issued pursuant to that certain Loan Agreement and Promissory Note, dated October 3, 2019 (the “Loan Agreement”), as amended on October 15, 2019 and November 7, 2019 by and between CPF GP and the Company, and bear interest at five percent (5%) per annum, payable, together with the unpaid principal amount of the promissory notes, on the earlier of the July 31, 2023 maturity date or upon the liquidation, redemption sale or issuance of a dividend upon the LLC interests in CPF MF 2019-1 LLC, a Texas limited liability company of which CPF GP is the general partner; provided, that the terms of the Galvin Note provide that all interest payments due to Mr. Galvin under the Galvin Note shall be paid directly to, and for the benefit of, the Company.

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

For the Six Months Ended June 30, 2023 and 2022 (Unaudited)

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

During January 2023, the Short-Term Note and Second Short-Term Note were extended with a maturity date of February 1, 2024.

On March 31, 2023, LV Peninsula Holding LLC (“LV Peninsula”), a Texas limited liability company and wholly owned subsidiary of SG DevCorp, pursuant to a Loan Agreement, dated March 30, 2023 (the “Loan Agreement”), issued a promissory note, in the principal amount of $5,000,000 (the “LV Note”), secured by a Deed of Trust and Security Agreement, dated March 30, 2023 (the “Deed of Trust”) on the Lake Travis project site in Lago Vista, Texas, a related Assignment of Contract Rights, dated March 30, 2023 (“Assignment of Rights”), on our project site in Lago Vista, Texas and McLean site in Durant, Oklahoma and a Mortgage, dated March 30, 2023 (“Mortgage”), on our site in Durant, Oklahoma.

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

For the Six Months Ended June 30, 2023 and 2022 (Unaudited)

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

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2023 and 2022 (Unaudited)

8.	Notes Payable (continued)

The Company incurred $80,000 in debt issuance costs in connection with the Debenture. In addition, the initial fair value of the Peak Warrant amounted to $278,239 and the fair value of the restricted shares amounted to $76,000, both of which have been recorded as a debt discount and will be amortized over the effective rate method. For the six months ended June 30, 2023, the Company recognized amortization of debt issuance costs and debt discount of $0 and $0, respectively. For the three months ended June 30, 2023, the Company recognized amortization of debt issuance costs and debt discount of $20,000 and $113,560, respectively. For the six months ended June 30, 2023, the Company recognized amortization of debt issuance costs and debt discount of $33,333 and $189,266, respectively. As of June 30, 2023, the unamortized debt issuance costs and debt discount amounted to $46,667 and $264,793, respectively.

On May 16, 2023, SG Building, entered into a Cash Advance Agreement (“Cash Advance Agreement”) with Cedar Advance LLC (“Cedar” pursuant to which SG Building sold to Cedar $710,500 of its future receivables for a purchase price of $500,000. Cedar is expected to withdraw $25,375 a week directly from SG Building, until the $710,500 due to Cedar is paid in full. In the event of a default (as defined in the Cash Advance Agreement), Cedar, among other remedies, can demand payment in full of all amounts remaining due under the Cash Advance Agreement. SG Building’s obligations under the Cash Advance Agreement have been guaranteed by SG Echo.SG Building incurred $25,000 in debt issuance costs in connection with the Cash Advance Agreement. As of June 30, 2023, the unamortized debt issuance costs amounted to $25,000.

In connection with the exercise of its option to acquire 19 acres of land and the approximately 56,775 square foot facility located at 101 Waldron Road in Durant Oklahoma (the “Premises”), on June 8, 2023, SG Echo issued a secured commercial promissory note, dated June 1, 2023 (the “Secured Note”), in the principal amount of $1,750,000 with SouthStar Financial, LLC, a South Carolina limited liability company (“SouthStar”), and entered into a Non-Recourse Factoring and Security Agreement, dated June 1, 2023 (the “Factoring Agreement”), with SouthStar providing for its purchase from SG Echo of up to $1,500,000 of accounts receivable, subject to reduction by South Star (the “Facility Amount”).

The Secured Note bears interest at 23% per annum and is due and payable on June 1, 2025. The Secured Note is secured by a mortgage (the “Mortgage”) on the Premises and secured by a Security Agreement, dated June 1, 2023 (the “Security Agreement”), pursuant to which SG Echo granted to SouthStar first priority security interest in all of SG Echo’s presently-owned and hereafter-acquired personal and fixture property, wherever located, including, without limitation, all accounts, goods, chattel paper, inventory, equipment, instruments, investment property, documents, deposit accounts, commercial tort claims, letters-of-credit rights, general intangibles including payment intangibles, patents, software trademarks, trade names, customer lists, supporting obligations, all proceeds and products of the foregoing. SG Echo paid to SouthStar an origination fee in the amount of 3% of the face amount of the Secured Note. Upon the occurrence of an Event of Default (as defined in the Secured Promissory Note), the default interest rate will be 28% per annum, or the maximum legal amount provided by law, whichever is greater.

The Factoring Agreement provides that upon acceptance of an account receivable for purchase SouthStar will pay to SG Echo eighty percent (80%) of the face amount of the account receivable, or such lesser percentage as agreed by the parties. SG Echo will also pay to SouthStar one and 95/100 percent (1.95%) of the face amount of the accounts receivable for the first twenty-five (25) day period after payment for the accounts receivable is transmitted to SouthStar plus one and 25/100 percent (1.25%) for each additional fifteen (15) day period or part thereof, calculated from the date of purchase until payments received by SouthStar in collected funds on the purchased accounts receivable equals the purchase price of the accounts receivable, plus all charges due SouthStar from SG Echo at the time. An additional one and 50/100 percent (1.50%) per fifteen (15) day period will be charged for invoices exceeding sixty (60) days from advance date. The Factoring Agreement provides that SG Echo may require additional funding from SouthStar (an “Overadvance”) and SouthStar may provide the Overadvance in its sole discretion. In the event of an Overadvance, SG Echo will pay SouthStar an amount equal to three and 90/100 percent (3.90%) of the amount of the Overadvance for the first twenty-five (25) day period after the Overadvance is transmitted to SouthStar plus two and 50/100 percent (2.50%) for each additional fifteen (15) day period or part thereof until payments received by SouthStar in collected funds equals the amount of the Overadvance, plus all charges due SouthStar from SG Echo at the time.

The Factoring Agreement provides that SG Echo will also pay a transactional administrative fee of $50.00 for each new account debtor submitted to it and an fee equal to 0.25% of the face amount of all purchased accounts receivable for the handling, collecting, mailing, quality assuring, insuring the risk, transmitting, and performing certain data processing services with respect to the maintenance and servicing of the purchased accounts.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2023 and 2022 (Unaudited)

8.	Notes Payable (continued)

As security for the payment and performance of SG Echo’s present and future obligations to SouthStar under the Factoring Agreement, SG Echo granted to SouthStar a first priority security interest in all of SG Echo’s presently-owned and hereafter-acquired personal and fixture property, wherever located, including, without limitation, all accounts, goods, chattel paper, inventory, equipment, instruments, investment property, documents, deposit accounts, commercial tort claims, letters-of-credit rights, general intangibles including payment intangibles, patents, software trademarks, trade names, customer lists, supporting obligations, all proceeds and products of the foregoing.

The Factoring Agreement has an initial term of thirty-six (36) months from the first day of the month following the date the first purchased accounts receivable is purchased. Unless terminated by SG Echo, not less than sixty (60) but not more than ninety (90) days before the end of the initial term, the Factoring Agreement will automatically extend for an additional thirty-six (36) months. SG Echo shall be required to provide the same not less than sixty (60) but not more than ninety (90) days notice during any and all renewal terms in order to terminate the Factoring Agreement, and if no notice is provided, the renewal term will extend for an additional thirty-six (36) month period.

If SouthStar has not purchased accounts receivable in a quarterly period during any initial or renewal term which exceed fifty percent (50%) of the Facility Amount per calendar quarter, in which $250,000 of the purchased accounts each month must be with ATCO Structures & Logistics (USA) Inc. (“Minimum Amount”), the Factoring Agreement provides that SG Echo will pay to SouthStar, on demand, an additional amount equal to what the charges provided for elsewhere in the Factoring Agreement would have been on the Minimum Amount assuming the number of days from the date of purchase of the Minimum Amount until receipt of payment of the Minimum Amount is thirty one (31) days, less the actual charges paid by SG Echo to SouthStar during such period.

Pursuant to a Secured Continuing Corporate Guaranty, dated June 8, 2023 (the “Corporate Guaranty”), the Company has guaranteed SG Echo’s obligations to SouthStar under the Secured Note and Factoring Agreement.

Pursuant to a Cross-Default and Cross Collateralization Agreement (the “Cross Default Agreement”), effective June 8, 2023, between SouthStar, SG Echo and the Company, SG Echo’s obligations under the Secured Note and Factoring Agreement are cross-defaulted and cross-collateralized such that any event of default under the Secured Note shall constitute an event of default under the Factoring Agreement at SouthStar’s election (and vice versa, any event of default under the Factoring Agreement shall constitute an event of default under the Secured Note at SouthStar’s election) and any collateral pledged to secure SG Echo’s obligations under the Secured Note shall also secure SG Echo’s obligations under the Factoring Agreement (and vice versa).

SG Echo incurred $60,120 in debt issuance costs in connection with the Secured Note. For the three months ended June 30, 2023, the Company recognized amortization of debt issuance costs of $2,505. As of June 30, 2023, the unamortized debt issuance costs amounted to $57,615.

On June 23 2023, SG DevCorp, entered into a Loan Agreement (the “BCV Loan Agreement”) with a Luxembourg-based specialized investment fund, BCV S&G DevCorp (“BCV S&G”), for up to $2,000,000 in proceeds, of which it has raised $1,250,000 to date. The Loan Agreement provides that the loan provided thereunder will bear interest at 14% per annum and mature on December 1, 2024. The loan may be repaid by SG DevCo at any anytime following the twelve-month anniversary of its issue date. The loan is secured by 1,999,999 shares of SG DevCorp’s common stock (the “Pledged Shares”), which were pledged by the Company pursuant to an escrow agreement (the “Escrow Agreement”) with American Stock Transfer & Trust Company, LLC, SG DevCorp’s transfer agent, and which represent 19.99% of SG DevCorp’s outstanding shares. The fees associated with the issuance include $70,000 paid to BCV S&G for the creation of the BCV Loan Agreement and $27,500 payable to BCV S&G per annum for maintaining the BCV Loan Agreement. Additionally, $37,500 in broker fees has been paid to Bridgeline Capital Partners S.A. on the principal amount raised of $1,250,000 raised to date. As of June 30, 2023, the Company has paid $35,000 in debt issuance costs. The BCV Loan Agreement further provides that if SG DevCorp’s shares of common stock are not listed on The Nasdaq Stock Market on before August 30, 2023 or if following such listing the total market value of the Pledged Shares falls below twice the face value of the loan, the loan will be further secured by SG DevCorp’s St. Mary’s industrial site, consisting of 29.66 acres and a proposed manufacturing facility in St. Mary’s, Georgia. For the three months ended June 30, 2023, the Company recognized amortization of debt issuance costs of $5,000. As of June 30, 2023, the unamortized debt issuance costs amounted to $30,000.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2023 and 2022 (Unaudited)
9.	Leases

The Company leases an office, a manufacturing plant and certain equipment under non-cancellable operating lease agreements. The leases have remaining lease terms ranging from one year to ten years.

Supplemental balance sheet information related to leases is as follows:

Balance Sheet Location		June 30, 2023
Operating Leases
Right-of-use assets, net		$704,090

Current liabilities	Lease liability, current maturities	307,077
Non-current liabilities	Lease liability, net of current maturities	397,013
Total operating lease liabilities		$704,090

Finance Leases
Right-of-use assets		$1,683,726

Current liabilities	Lease liability, current maturities	769,290
Non-current liabilities	Lease liability, net of current maturities	534,386
Total finance lease liabilities		$1,303,676

Weighted Average Remaining Lease Term
Operating leases		2.25 years
Finance leases		1.51 years
Weighted Average Discount Rate
Operating leases		3%
Finance leases		3%

As the leases do not provide an implicit rate, the Company used an incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments, which is reflective of the specific term of the leases and economic environment of each geographic region.

Anticipated future lease costs, which are based in part on certain assumptions to approximate minimum annual rental commitments under non-cancellable leases, are as follows:

Year Ending December 31:	Operating	Financing	Total
2023 (remaining)	$162,000	$402,614	$564,614
2024	324,000	801,869	1,125,869
2025	243,000	133,645	376,645
Total lease payments	729,000	1,338,128	2,067,128
Less: Imputed interest	24,910	34,452	59,362
Present value of lease liabilities	$704,090	$1,303,676	$2,007,766

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2023 and 2022 (Unaudited)

10.	Net Income (Loss) Per Share

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

At June 30, 2023, there were options and warrants of 36,436 and 2,525,020 respectively, outstanding that could potentially dilute future net income per share. Because the Company had a net loss as of June 30, 2023, it is prohibited from including potential common shares in the computation of diluted per share amounts. Accordingly, the Company has used the same number of shares outstanding to calculate both the basic and diluted loss per share. At June 30, 2022, there were restricted stock units, options and warrants of 757,450, 36,436 and 2,025,520 shares of common stock, respectively, outstanding that could potentially dilute future net income per share.

11.	Construction Backlog

The following represents the backlog of signed construction and engineering contracts in existence at June 30, 2023 and December 31, 2022, which represents the amount of revenue the Company expects to realize from work to be performed on uncompleted contracts in progress and from contractual agreements in effect at June 30, 2023 and December 31, 2022, respectively, on which work has not yet begun:

	2023	2022
Balance - beginning of period	$6,810,762	$3,217,909
New contracts and change orders during the period	6,022,693	13,803,733
Adjustments and cancellations, net	—	1,086,301
Subtotal	12,833,455	18,107,943
Less: contract revenue earned during the period	(10,600,990)	(11,297,181)
Balance - end of period	$2,232,465	$6,810,762

The Company’s remaining backlog as of June 30, 2023 represents the remaining transaction price of firm contracts for which work has not been performed and excludes unexercised contract options.

The Company expects to satisfy its backlog which represents the remaining unsatisfied performance obligation on contracts as of June 30, 2023 over the following period:

2023
Within 1 year	$2,232,465
1 to 2 years	—
Total Backlog	$2,232,465

Although backlog reflects business that is considered to be firm, cancellations, deferrals or scope adjustments may occur. Backlog is adjusted to reflect any known project cancellations, revisions to project scope and cost and project deferrals, as appropriate.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2023 and 2022 (Unaudited)

12.	Stockholders’ Equity

Public Offerings –

In October 2021, the Company closed a registered direct offering and concurrent private placement of its common stock (the "October Offering") that the Company effected pursuant to the Securities Purchase Agreement that it entered into on October 25, 2021 with an institutional investor and received gross proceeds of $11.55 million. Pursuant to the terms of the Securities Purchase Agreement, the Company issued to the investor (A) in a registered direct offering (i) 975,000 shares (the “Public Shares”) of its common stock, and (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 2,189,384 shares (the “Pre-Funded Warrant Shares”) of common stock and (B) in a concurrent private placement, Series A warrants to purchase up to 1,898,630 shares (the “Common Stock Warrant Shares”) of common stock (the “Common Stock Warrants,” and together with the Public Shares and the Pre-Funded Warrants, the “Securities”) (the “Offering The Pre-Funded Warrants were immediately exercisable at a nominal exercise price of $0.001 and all Pre-Funded Warrants sold have been exercised. The Common Stock Warrants have an exercise price of $4.80 per share, are exercisable upon issuance and will expire five years from the date of issuance. A.G.P./Alliance Global Partners (the “Placement Agent”) acted as the exclusive placement agent for the transaction pursuant to that certain Placement Agency Agreement, dated as of October 25, 2021, by and between the Company and the Placement Agent (the “Placement Agency Agreement”), the Placement Agent received (i) a cash fee equal to seven percent (7.0%) of the gross proceeds from the placement of the Securities sold by the Placement Agent in the Offering and (ii) a non-accountable expense allowance of one half of one percent (0.5%) of the gross proceeds from the placement of the Gross Proceeds Securities sold by the Placement Agent in the Offering. The Company also reimbursed the Placement Agent’s expenses up to $50,000 upon closing the Offering. The net proceeds to the Company after deducting the Placement Agent’s fees and the Company’s estimated offering expenses was approximately $10.5 million.

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

Equity Purchase Agreement - On February 7, 2023, the Company entered into an Equity Purchase Agreement (the “EP Agreement”) and related Registration Rights Agreement (the “Rights Agreement”) with Peak One, pursuant to which the Company has the right, but not the obligation, to direct Peak One to purchase up to $10,000,000.00 (the “Maximum Commitment Amount”) in shares of the Company’s common stock in multiple tranches upon satisfaction of certain terms and conditions contained in the EP Agreement and Rights Agreement which includes but is not limited to filing a registration statement with the Securities and Exchange Commission and registering the resale of any shares sold to Peak One. Further, under the EP Agreement and subject to the Maximum Commitment Amount, the Company has the right, but not the obligation, to submit a Put Notice (as defined in the EP Agreement) from time to time to Peak One (i) in a minimum amount not less than $25,000.00 and (ii) in a maximum amount up to the lesser of ( (a) $750,000.00 or (b) 200% of the Average Daily Trading Value (as defined in the EP Agreement).

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2023 and 2022 (Unaudited)

12.	Stockholders’ Equity (continued)

In connection with the EP Agreement, the Company  issued to Investments, the general partner of Peak One, 75,000 shares of its common stock, and agreed to file a registration statement registering the common stock issued or issuable to Peak One and Investments under the Agreement for resale with the Securities and Exchange Commission within 60 calendar days of the Agreement, as more specifically set forth in the Rights Agreement. The registration statement was declared effective on April 14, 2023

The obligation of Peak One to purchase the Company’s common stock under the EP Agreement begins on the date of the EP Agreement, and ending on the earlier of (i) the date on which Peak One shall have purchased common stock pursuant to the EP Agreement equal to the Maximum Commitment Amount, (ii) thirty six (36) months after the date of the EP Agreement, (iii) written notice of termination by the Company or (iv) the Company’s bankruptcy or similar event (the “Commitment Period”), all subject to the satisfaction of certain conditions set forth in the EP Agreement.

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

Common Stock Issued for Services – During the six months ended June 30, 2023, the Company issued 337,512 shares of common stock for services provided. The value of the shares amounted to $484,825.

Restricted Stock Units – During the six months ended June 30, 2023, the Company issued 3,014,617 shares of common stock for previously vested restricted stock units. During the six months ended June 30, 2022, the Company issued 43,333 shares of common stock for previously vested restricted stock units.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2023 and 2022 (Unaudited)

13.	Segments and Disaggregated Revenue

	Construction	Medical	Development	Corporate and support	Consolidated
Six Months Ended June 30, 2023
Revenue	$10,600,990	$—	$—	$—	$10,600,990
Cost of revenue	10,636,832	—	—	—	10,636,832
Operating expenses	176,987	897	1,217,376	7,439,825	8,835,085
Operating loss	(212,829)	(897)	(1,217,376)	(7,439,825)	(8,870,927)
Other income (expense)	252,193	—	(475,046)	18,816	(204,037)
Income (loss) before income taxes	39,364	(897)	(1,692,422)	(7,421,009)	(9,074,964)
Net income attributable to non-controlling interest	—	—	—	—	—
Net income (loss) attributable to common stockholders of Safe & Green Holdings Corp.	$39,364	$(897)	$(1,692,422)	$(7,421,009)	$(9,074,964)

Total assets	$10,546,140	$(897)	$(10,929,782)	$6,383,877	$5,999,338
Depreciation and amortization	$710,578	$—	$—	$—	$710,578
Capital expenditures	$—	$—	$—	$—	$—

	Construction	Medical	Development	Corporate and support	Consolidated
Six Months Ended June 30, 2022
Revenue	$5,956,354	$10,203,215	$—	$—	$16,159,569
Cost of revenue	5,996,473	6,904,701	—	—	12,901,174
Operating expenses	207,646	27,065	597,856	3,334,792	4,167,359
Operating income (loss)	(247,765)	3,271,449	(597,856)	(3,334,792)	(908,964)
Other income (expense)	490,903	—	(121,569)	23,762	393,096
Income (loss) before income taxes	243,138	3,271,449	(719,425)	(3,311,030)	(515,868)
Net income attributable to non-controlling interest	—	1,616,669	—	—	1,616,669
Net income (loss) attributable to common stockholders of Safe & Green Holdings Corp.	$243,138	$1,654,780	$(719,425)	$(3,311,030)	$(2,132,537)

Total assets	$10,907,679	$2,322,505	$8,902,271	$10,007,048	$32,139,503
Depreciation and amortization	$286,755	$26,820	$21,569	$—	$335,144
Capital expenditures	$821,400	$28,621	$893,785	$8,193	$1,751,999
Inter-segment revenue elimination	$—	$—	$—	$—	$—

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2023 and 2022 (Unaudited)

13.	Segments and Disaggregated Revenue (continued)

	Construction	Medical	Development	Corporate and support	Consolidated
Three Months Ended June 30, 2023
Revenue	$5,097,055	$—	$—	$—	$5,097,055
Cost of revenue	5,063,425	—	—	—	5,063,425
Operating expenses	58,428	—	496,463	5,089,597	5,644,488
Operating loss	(24,798)	—	(496,463)	(5,089,597)	(5,610,858)
Other income (expense)	233,629	—	(187,749)	9,454	55,334
Income (loss) before income taxes	208,831	—	(684,212)	(5,080,143)	(5,555,524)
Net income attributable to non-controlling interest	—	—	—	—	—
Net income (loss) attributable to common stockholders of Safe & Green Holdings Corp.	$208,831	$—	$(684,212)	$(5,080,143)	$(5,555,524)

Depreciation and amortization	$562,070	$—	$—	$—	$562,070
Capital expenditures	$—	$—	$—	$—	$—

	Construction	Medical	Development	Corporate and support	Consolidated
Three Months Ended June 30, 2022
Revenue	$4,237,585	$3,317,386	$—	$—	$7,554,971
Cost of revenue	4,275,759	2,507,252	—	—	6,783,011
Operating expenses	99,672	8,093	315,868	1,676,183	2,099,816
Operating income (loss)	(137,846)	802,041	(315,868)	(1,676,183)	(1,327,856)
Other income (expense)	372,223	—	(72,942)	10,979	310,260
Income (loss) before income taxes	234,377	802,041	(388,810)	(1,665,204)	(1,017,596)
Net income attributable to non-controlling interest	—	397,764	—	—	397,764
Net income (loss) attributable to common stockholders of Safe & Green Holdings Corp.	$234,377	$404,277	$(388,810)	$(1,665,204)	$(1,415,360)

Depreciation and amortization	$143,320	$13,410	$12,941	$—	$169,671
Capital expenditures	$797,300	$28,621	$—	$3,213	$829,134
Inter-segment revenue elimination	$—	$—	$—	$—	$—

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2023 and 2022 (Unaudited)

14.	Warrants

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

In conjunction with the Underwriting Agreement in May 2020, the Company issued to the underwriter, as compensation, warrants to purchase an aggregate of 300,000 shares of common stock at an initial exercise price of $3.14 per share. The warrants are exercisable at the option of the holder on or after November 6, 2021 and expire May 5, 2025. As of June 30, 2023 and December 31, 2022, 73,700 of such warrants are outstanding.

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

On October 26, 2016, the Company’s Board of Directors approved the issuance of up to 25,000 shares of the Company’s common stock in the form of restricted stock or options (“2016 Stock Plan”). Effective January 20, 2017, the 2016 Stock Plan was amended and restated as the SG Blocks, Inc. Stock Incentive Plan, as further amended effective June 1, 2018 and as further amended on July 30, 2020 and as further amended on August 18, 2021, (the “Incentive Plan”). The Incentive Plan authorizes the issuance of up to 3,625,000 shares of common stock.  It authorizes the issuance of equity-based awards in the form of stock options, stock appreciation rights, restricted shares, restricted share units, other share-based awards and cash-based awards to non-employee directors and to officers, employees and consultants of the Company and its subsidiary, except that incentive stock options may only be granted to the Company’s employees and its subsidiary’s employees. The Incentive Plan expires on October 26, 2026, and is administered by the Company’s Compensation Committee of the Board of Directors. Each of the Company’s employees, directors, and consultants are eligible to participate in the Incentive Plan. As of June 30, 2023, there were 11,696 shares of common stock available for issuance under the Incentive Plan.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2023 and 2022 (Unaudited)

15.	Share-based Compensation (continued)

Stock-Based Compensation Expense

Stock-based compensation expense is included in the condensed consolidated statements of operations as follows:

	Six Months Ended June 30,
	2023	2022
Payroll and related expenses	$3,210,631	$1,280,162
Total	$3,210,631	$1,280,162

	Three Months Ended June 30,
	2023	2022
Payroll and related expenses	$2,554,362	$631,076
Total	$2,554,362	$631,076

The following table presents total stock-based compensation expense by security type included in the condensed consolidated statements of operations:

	Six Months Ended June 30,
	2023	2022
Stock options	$—	$—
Restricted Stock Units	$3,210,631	$631,076
Total	$3,210,631	$631,076

	Three Months Ended June 30,
	2023	2022
Stock options	$—	$—
Restricted Stock Units	$2,554,362	$631,076
Total	$2,554,362	$631,076

Stock-Based Option Awards

The Company has issued no stock-based options during the six months ended June 30, 2023 or 2022.

Because the Company does not have significant historical data on employee exercise behavior, the Company uses the “Simplified Method” to calculate the expected life of the stock-based option awards granted to employees. The simplified method is calculated by averaging the vesting period and contractual term of the options.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2023 and 2022 (Unaudited)

15.	Share-based Compensation (continued)

The following table summarizes stock-based option activities and changes during the six months ended June 30, 2023 as described below:

	Shares	Weighted Average Fair Value Per Share	Weighted Average Exercise Price Per Share	Weighted Average Remaining Terms (in years)	Aggregate Intrinsic Value
Outstanding – December 31, 2022	36,436	24.80	78.71	4.34	—
Granted	—	—	—	—	—
Exercised	—	—	—	—	—
Cancelled	—	—	—	—	—
Outstanding – June 30, 2023	36,436	24.80	78.71	3.84	—
Exercisable – December 31, 2022	36,436	24.80	78.71	4.34	—
Exercisable – June 30, 2023	36,436	24.80	78.71	3.84	—

For the three months ended June 30, 2023 and 2022, the Company recognized stock-based compensation expense of $0 and $0, respectively, related to stock options. For the six months ended June 30, 2023 and 2022, the Company recognized stock-based compensation expense of $0 and $0, respectively, related to stock options. This expense is included in payroll and related expenses in the accompanying condensed consolidated statements of operations.

As of June 30, 2023, there was no unrecognized compensation costs related to non-vested stock options and all options have been expensed. The intrinsic value is calculated as the difference between the fair value of the stock price at year end and the exercise price of each of the outstanding stock options. The fair value of the stock price at June 30, 2023 was $0.95 per share.

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

During the three months ended June 30, 2023, a total of 316,834 of restricted stock units were granted to Mr. Galvin and six employees of the Company under the Company's stock-based compensation plan, at the fair value of $0.85 to $1.01 per share, which represents the closing price of the Company's common stock at the grant date.. The restricted stock units granted vest in equal quarterly installments over a two-year period.

On April 4, 2023, a total of 268,166 of restricted stock units were granted to five of the Company's non-employee directors, under the Company's stock-based compensation plan, at the fair value of $1.01 per share, which represents the closing price of the Company's common stock on April 4, 2023. The restricted stock units granted vest in equal quarterly installments over a two-year period

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2023 and 2022 (Unaudited)

15.	Share-based Compensation (continued)

As of June 30, 2023, all outstanding restricted stock vesting has been accelerated and there are no unvested restricted stock units.

For the three months ended June 30, 2023 and 2022, the Company recognized stock-based compensation of $2,554,262 and $631,076 related to restricted stock units. For the six months ended June 30, 2023 and 2022, the Company recognized stock-based compensation of $3,210,631 and $1,280,162 related to restricted stock units. This expense is included in the payroll and related expenses, general and administrative expenses, and marketing and business development expense in the accompanying condensed consolidated statement of operations. As of June 30, 2023, there was no unrecognized compensation costs related to non-vested restricted stock units.

The following table summarized restricted stock unit activities during the six months ended June 30, 2023:

Number of Shares
Non-vested balance at January 1, 2023	1,190,935
Granted	585,000
Vested	(1,775,935)
Forfeited/Expired	—
Non-vested balance at June 30, 2023	—

16.	Commitments and Contingencies

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

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2023 and 2022 (Unaudited)

16.	Commitments and Contingencies (continued)

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

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2023 and 2022 (Unaudited)

16.	Commitments and Contingencies (continued)

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

For the Six Months Ended June 30, 2023 and 2022 (Unaudited)

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

 4.) SG Blocks, Inc. v. EDI International, PC.-

On June 21, 2019, the Company filed a lawsuit against EDI International, PC, a New Jersey corporation, in the Superior Court of the State of California, County of Los Angeles, Central District, in connection with the parties’ consulting agreement, dated June 29, 2016, pursuant to which EDI International, PC, was to provide, for a fee, certain architectural and design services for the HOLA Project. The Company claims that EDI International, PC, tortiously interfered with the Company’s economic relationship with HOLA Community Partners and Heart of Los Angeles Youth, Inc. EDI International, PC, filed a cross-complaint for alleged unpaid fees and tortious interference with EDI International, PC's contractual relationship with HOLA Community Partners and Heart of Los Angeles Youth, Inc. EDI International, PC's cross-complaint seeks in excess of $30,429 in damages.

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

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2023 and 2022 (Unaudited)

16.	Commitments and Contingencies (continued)

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

17.	Subsequent Events

The Company has evaluated all events or transactions that occurred after June 30, 2023 through August xx, 2023, which is the date that the condensed financial statements were available to be issued. During this period, there were no material subsequent events requiring recognition or disclosure besides below.

The Company has notified William Rogers, our Chief Operating Officer, that his employment agreement with us will not be renewed for a full one-year term upon its expiration on September 26, 2023; however, the Company has offered Mr. Rogers a two-month extension of his agreement.  Mr. Rogers continues to serve as our Chief Operating Officer and upon the expiration of his employment agreement will serve as an employee-at-will.

During July 2023, Ms. Kaelin’s annual base salary was adjusted to $300,000, retroactive to May 1, 2023.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Introduction and Certain Cautionary Statements

As used in this Quarterly Report on Form 10-Q, unless the context requires otherwise, references to the "Company," "we," "us," and "our" refer to Safe & Green Holdings Corp. and its subsidiaries. The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes and schedules included elsewhere in this Quarterly Report on Form 10-Q and with our audited condensed consolidated financial statements and notes for the year ended December 31, 2022, which were included in our Annual Report on Form 10-K for the year then ended December 31, 2022, as filed with the Securities and Exchange Commission (the "SEC") on March 31, 2023 (the "2022 Form 10-K"). This discussion, particularly information with respect to our future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading "Special note regarding forward-looking statements" in this Quarterly Report on Form10-Q. You should review the disclosure under the heading "Risk Factors" in this Quarterly Report on Form 10-Q for a discussion for important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements.

Special note regarding forward-looking statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Statements contained in this Quarterly Report on Form 10-Q may use forward-looking terminology, such as "anticipates," "believes," "could," "would," "estimates," "may," "might," "plan," "expect," "intend," "should," "will," or other variations on these terms or their negatives. All statements other than statements of historical facts are statements that could potentially be forward-looking. The Company cautions that forward-looking statements involve risks and uncertainties and actual results could differ materially from those expressed or implied in these forward-looking statements or could affect the extent to which a particular objective, projection, estimate or prediction is realized. Factors that could cause or contribute to such differences include, but are not limited to: general economic, political and financial conditions, including inflation, both in the United States and internationally; our ability to obtain additional financing on acceptable terms, if at all, or to obtain additional capital in other ways; our ability to increase sales, generate income, effectively manage our growth and realize our backlog; competition in the markets in which we operate, including the consolidation of our industry, our ability to expand into and compete in new geographic markets and our ability to compete by protecting our proprietary manufacturing process; a disruption or cybersecurity breach in our or third-party suppliers' information technology systems; our ability to adapt our products and services to industry standards and consumer preferences and obtain general market acceptance of our products; product shortages and the availability of raw materials, and potential loss of relationships with key vendors, suppliers or subcontractors; the seasonality of the construction industry in general, and the commercial and residential construction markets in particular; a disruption or limited availability with our third party transportation vendors; the loss or potential loss of any significant customers; exposure to product liability, including the possibility that our liability for estimated warranties may be inadequate, and various other claims and litigation; our ability to attract and retain key employees; our ability to attract private investment for sales of product; the credit risk from our customers and our customers' ability to obtaining third-party financing if and as needed; an impairment of goodwill; the impact of federal, state and local regulations, including changes to international trade and tariff policies, and the impact of any failure of any person acting on our behalf to comply with applicable regulations and guidelines; costs incurred relating to current and future legal proceedings or investigations; the cost of compliance with environmental, health and safety laws and other local building regulations; our ability to utilize our net operating loss carryforwards and the impact of changes in the United States' tax rules and regulations; dangers inherent in our operations, such as natural or man-made disruptions to our facilities and project sites, the impact of COVID-19, and related government “shelter-in-place” mandates and other restrictions on business and commercial activity and the adequacy of our insurance coverage; our ability to comply with the requirements of being a public company; fluctuations in the price of our common stock, including decreases in price due to sales of significant amounts of stock; potential dilution of the ownership of our current stockholders due to, among other things, public offerings or private placements by the Company or issuances upon the exercise of outstanding options or warrants and the vesting of restricted stock units; the ability of our principal stockholders, management and directors to potentially exert control due to their ownership interest; any ability to pay dividends in the future; potential negative reports by securities or industry analysts regarding our business or the construction industry in general; Delaware law provisions discouraging, delaying or preventing a merger or acquisition at a premium price; our ability to remain listed on the Nasdaq Capital Market and the possibility that our stock will be subject to penny stock rules; our classification as a smaller reporting company resulting in, among other things, a potential reduction in active trading of our common stock or increased volatility in our stock price; and any factors discussed in "Part II - Item 1A. Risk Factors" to this Quarterly Report on Form 10-Q as well as our 2022 Form 10-K, and other filings with the SEC. In addition, certain information presented below is based on unaudited financial information. There can be no assurance that there will be no changes to this information once audited financial information is available. As a result, readers are cautioned not to place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date of this report. The Company will not undertake to update any forward-looking statement herein or that may be made from time to time on behalf of the Company.

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

Results of Operations

Six Months Ended June 30, 2023 and 2022:

	For the Six Months Ended June 30, 2023	For the Six Months Ended June 30, 2022
Total revenue	$10,600,990	$16,159,569
Total cost of revenue	(10,636,832)	(12,901,174)
Total payroll and related expenses	(5,498,819)	(2,355,696)
Total operating expenses	(3,336,266)	(1,811,663)
Total operating loss	(8,870,927)	(908,964)
Total other income (expense)	(204,037)	393,096
Total loss before income tax	(9,074,964)	(515,868)
Add: Net income attributable non-controlling interest	—	1,616,669
Net loss attributable to common stockholders of Safe & Green Holdings Corp.	$(9,074,964)	$(2,132,537)

Revenue

During the six months ended June 30, 2023, we derived revenue solely from our construction segment. Total revenue for the six months ended June 30, 2023 was $10,600,990 compared to $16,159,569 for the six months ended June 30, 2022. This decrease of $5,558,579 or approximately 34.4% was mainly driven by a decrease in medical revenue of $10,203,215, offset by an increase in construction services of $4,719,342 primarily driven by one contract.

Cost of Revenue and Gross Profit

Cost of revenue was $10,636,832 for the six months ended June 30, 2023, compared to $12,901,174 for the six months ended June 30, 2022. The decrease of $2,264,342 or a decrease of approximately 18%, is primarily related to no medical revenue being generated during the six months ended June 30, 2023.

Gross profit (loss) was $(35,842) and $3,258,395 for the six months ended June 30, 2023 and 2022, respectively.

Gross profit (loss) margin percentage decreased to 0% for the  six months ended June 30, 2023 compared to 20% for the six months ended June 30, 2022 primarily due to no medical revenue being generated during the six months ended June 30, 2023.

Operating Expenses

Payroll and related expenses for the six months ended June 30, 2023 were $5,498,819 compared to $2,355,696 for the six months ended June 30, 2022. This increase was primarily caused by an increase in headcount and salary expenses during the six months ended June 30, 2023, as well as the vesting of additional restricted stock units during 2023.

Other operating expenses (general and administrative expenses, marketing and business development expenses, pre-project expenses) for the six months ended June 30, 2023 were $3,336,266 compared to $1,811,663 for the six months ended June 30, 2022.

Other Income (Expense)

Interest income for the six months ended June 30, 2023 was $18,816 mainly derived from bank interest and interest associated with an outstanding note receivable. There was $23,762 of interest income for the six months ended June 30, 2022. There was $588,490 and $491,309 of other income for the six months ended June 30, 2023 and 2022. Interest expense for the six months ended June 30, 2023 and 2022 was $811,343 and $121,975, respectively. The increase in interest expense resulted from an increase in notes payable balances during 2023.

Three Months Ended June 30, 2023 and 2022:

	For the Three Months Ended June 30, 2023	For the Three Months Ended June 30, 2022
Total revenue	$5,097,055	$7,554,971
Total cost of revenue	(5,063,425)	(6,783,011)
Total payroll and related expenses	(4,184,429)	(1,211,509)
Total operating expenses	(1,460,059)	(888,307)
Total operating loss	(5,610,858)	(1,327,856)
Total other income (expense)	55,334	310,260
Total loss before income tax	(5,555,524)	(1,017,596)
Add: Net income attributable non-controlling interest	—	397,764
Net loss attributable to common stockholders of Safe & Green Holdings Corp.	$(5,555,524)	$(1,415,360)

Revenue

During the three months ended June 30, 2023, we derived revenue solely from our construction segment. Total revenue for the three months ended June 30, 2023 was $5,097,055 compared to $7,554,971 for the three months ended June 30, 2022. This decrease of $2,457,916 or approximately 33% was mainly driven by a decrease in medical revenue of $3,317,387 offset by an increase in construction services of $883,791 primarily driven by one contract.

Cost of Revenue and Gross Profit

Cost of revenue was $5,063,425 for the three months ended June 30, 2023, compared to $6,783,011 for the three months ended June 30, 2022. The decrease of $1,719,586 or a decrease of approximately 25%, is primarily related to no medical revenue being generated during the three months ended June 30, 2023.

Gross profit was $33,630 and $771,960 for the three months ended June 30, 2023 and 2022, respectively.

Gross profit margin percentage decreased to 1% for the three months ended June 30, 2023 compared to 10% for the three months ended June 30, 2022 primarily due to no medical revenue being generated during the three months ended June 30, 2023.

Operating Expenses

Payroll and related expenses for the three months ended June 30, 2023 were $4,184,429 compared to $1,211,509 for the three months ended June 30, 2022. This increase was primarily caused by an increase in headcount and salary expenses during the three months ended June 30, 2023, as well as the vesting of additional restricted stock units during 2023.

Other operating expenses (general and administrative expenses, marketing and business development expenses, pre-project expenses) for the three months ended June 30, 2023 were $1,460,059 compared to $888,307 for the three months ended June 30, 2022.

Other Income (Expense)

Interest income for the three months ended June 30, 2023 was $9,454 mainly derived from bank interest and interest associated with an outstanding note receivable. There was $10,979 of interest income for the three months ended June 30, 2022. There was $569,851 and $372,407 of other income for the three months ended June 30, 2023 and 2022. Interest expense for the three months ended June 30, 2023 and 2022 was $523,971 and $73,126, respectively. The increase in interest expense resulted from an increase in notes payable balances during 2023.

Income Tax Provision

A 100% valuation allowance was provided against the deferred tax asset consisting of available net operating loss carry forwards and, accordingly, no income tax benefit was provided.

Impact of Inflation

Inflation has caused increases on some of the Company's estimated costs for construction projects in progress and completed during the past two fiscal years, which has affected the Company's revenue and income (loss) from continuing operations.

Our operations for the three months ended June 30, 2023 and 2022 may not be indicative of our future operations.

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

Liquidity and Capital Resources

As of June 30, 2023 and December 31, 2022 we had an aggregate of $1,601,331 and $582,776, respectively, of cash and cash equivalents and short-term investments.

Historically, our operations have primarily been funded through proceeds from equity and debt financings, as well as revenue from operations.

We have negative operating cash flows, which has raised substantial doubt about our ability to continue as a going concern.

We intend to meet our capital needs from revenue generated from operations and by containing costs, entering into strategic alliances, as well as exploring other options, including the possibility of raising additional debt or equity capital as necessary. There is, however, no assurance we will be successful in meeting our capital requirements prior to becoming cash flow positive. We do not have any additional sources secured for future funding, and if we are unable to raise the necessary capital at the times we require such funding, we may need to materially change our business plan, including delaying implementation of aspects of such business plan or curtailing or abandoning such business plan altogether.

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

Liquidity and Capital Resources (continued)

On May 16, 2023, SG Building, entered into a Cash Advance Agreement (“Cash Advance Agreement”) with Cedar Advance LLC (“Cedar” pursuant to which SG Building sold to Cedar $710,500 of its future receivables for a purchase price of $500,000. Cedar is expected to withdraw $25,375 a week directly from SG Building, until the $710,500 due to Cedar is paid in full. In the event of a default (as defined in the Cash Advance Agreement), Cedar, among other remedies, can demand payment in full of all amounts remaining due under the Cash Advance Agreement. SG Building’s obligations under the Cash Advance Agreement have been guaranteed by SG Echo.

In connection with the exercise of its option to acquire 19 acres of land and the approximately 56,775 square foot facility located at 101 Waldron Road in Durant Oklahoma (the “Premises”), on June 8, 2023, SG Echo issued a secured commercial promissory note, dated June 1, 2023 (the “Secured Note”), in the principal amount of $1,750,000 with SouthStar Financial, LLC, a South Carolina limited liability company (“SouthStar”), and entered into a Non-Recourse Factoring and Security Agreement, dated June 1, 2023 (the “Factoring Agreement”), with SouthStar providing for its purchase from SG Echo of up to $1,500,000 of accounts receivable, subject to reduction by South Star (the “Facility Amount”).

The Secured Note bears interest at 23% per annum and is due and payable on June 1, 2025. The Secured Note is secured by a mortgage (the “Mortgage”) on the Premises and secured by a Security Agreement, dated June 1, 2023 (the “Security Agreement”), pursuant to which SG Echo granted to SouthStar a first priority security interest in all of SG Echo’s presently-owned and hereafter-acquired personal and fixture property, wherever located, including, without limitation, all accounts, goods, chattel paper, inventory, equipment, instruments, investment property, documents, deposit accounts, commercial tort claims, letters-of-credit rights, general intangibles including payment intangibles, patents, software trademarks, trade names, customer lists, supporting obligations, all proceeds and products of the foregoing. SG Echo paid to SouthStar an origination fee in the amount of 3% of the face amount of the Secured Note. Upon the occurrence of an Event of Default (as defined in the Secured Promissory Note), the default interest rate will be 28% per annum, or the maximum legal amount provided by law, whichever is greater.

The Factoring Agreement provides that upon acceptance of an account receivable for purchase SouthStar will pay to SG Echo eighty percent (80%) of the face amount of the account receivable, or such lesser percentage as agreed by the parties. SG Echo will also pay to SouthStar one and 95/100 percent (1.95%) of the face amount of the accounts receivable for the first twenty-five (25) day period after payment for the accounts receivable is transmitted to SouthStar plus one and 25/100 percent (1.25%) for each additional fifteen (15) day period or part thereof, calculated from the date of purchase until payments received by SouthStar in collected funds on the purchased accounts receivable equals the purchase price of the accounts receivable, plus all charges due SouthStar from SG Echo at the time. An additional one and 50/100 percent (1.50%) per fifteen (15) day period will be charged for invoices exceeding sixty (60) days from advance date. The Factoring Agreement provides that SG Echo may require additional funding from SouthStar (an “Overadvance”) and SouthStar may provide the Overadvance in its sole discretion. In the event of an Overadvance, SG Echo will pay SouthStar an amount equal to three and 90/100 percent (3.90%) of the amount of the Overadvance for the first twenty-five (25) day period after the Overadvance is transmitted to SouthStar plus two and 50/100 percent (2.50%) for each additional fifteen (15) day period or part thereof until payments received by SouthStar in collected funds equals the amount of the Overadvance, plus all charges due SouthStar from SG Echo at the time.

The Factoring Agreement provides that SG Echo will also pay a transactional administrative fee of $50.00 for each new account debtor submitted to it and an fee equal to 0.25% of the face amount of all purchased accounts receivable for the handling, collecting, mailing, quality assuring, insuring the risk, transmitting, and performing certain data processing services with respect to the maintenance and servicing of the purchased accounts.

As security for the payment and performance of SG Echo’s present and future obligations to SouthStar under the Factoring Agreement, SG Echo granted to SouthStar a first priority security interest in all of SG Echo’s presently-owned and hereafter-acquired personal and fixture property, wherever located, including, without limitation, all accounts, goods, chattel paper, inventory, equipment, instruments, investment property, documents, deposit accounts, commercial tort claims, letters-of-credit rights, general intangibles including payment intangibles, patents, software trademarks, trade names, customer lists, supporting obligations, all proceeds and products of the foregoing.

The Factoring Agreement has an initial term of thirty-six (36) months from the first day of the month following the date the first purchased accounts receivable is purchased. Unless terminated by SG Echo, not less than sixty (60) but not more than ninety (90) days before the end of the initial term, the Factoring Agreement will automatically extend for an additional thirty-six (36) months. SG Echo shall be required to provide the same not less than sixty (60) but not more than ninety (90) days notice during any and all renewal terms in order to terminate the Factoring Agreement, and if no notice is provided, the renewal term will extend for an additional thirty-six (36) month period.

If SouthStar has not purchased accounts receivable in a quarterly period during any initial or renewal term which exceed fifty percent (50%) of the Facility Amount per calendar quarter, in which $250,000.00 of the purchased accounts each month must be with ATCO Structures & Logistics (USA) Inc. (“Minimum Amount”), the Factoring Agreement provides that SG Echo will pay to SouthStar, on demand, an additional amount equal to what the charges provided for elsewhere in the Factoring Agreement would have been on the Minimum Amount assuming the number of days from the date of purchase of the Minimum Amount until receipt of payment of the Minimum Amount is thirty one (31) days, less the actual charges paid by SG Echo to SouthStar during such period.

Pursuant to a Secured Continuing Corporate Guaranty, dated June 8, 2023 (the “Corporate Guaranty”), the Company has guaranteed SG Echo’s obligations to SouthStar under the Secured Note and Factoring Agreement.

Pursuant to a Cross-Default and Cross Collateralization Agreement (the “Cross Default Agreement”), effective June 8, 2023, between SouthStar, SG Echo and the Company, SG Echo’s obligations under the Secured Note and Factoring Agreement are cross-defaulted and cross-collateralized such that any event of default under the Secured Note shall constitute an event of default under the Factoring Agreement at SouthStar’s election (and vice versa, any event of default under the Factoring Agreement shall constitute an event of default under the Secured Note at SouthStar’s election) and any collateral pledged to secure SG Echo’s obligations under the Secured Note shall also secure SG Echo’s obligations under the Factoring Agreement (and vice versa).

On June 23 2023, SG DevCorp, entered into a Loan Agreement (the “BCV Loan Agreement”) with a Luxembourg-based specialized investment fund, BCV S&G DevCorp (“BCV S&G”), for up to $2,000,000 in proceeds, of which it has raised $1,250,000 to date. The Loan Agreement provides that the loan provided thereunder will bear interest at 14% per annum and mature on December 1, 2024. The loan may be repaid by SG DevCo at any anytime following the twelve-month anniversary of its issue date. The loan is secured by 1,999,999 shares of SG DevCorp’s common stock (the “Pledged Shares”), which were pledged by SG DevCorp pursuant to an escrow agreement (the “Escrow Agreement”) with American Stock Transfer & Trust Company, LLC, SG DevCorp’s transfer agent, and which represent 19.99% of SG DevCorp’s outstanding shares. The fees associated with the issuance include $70,000 paid to BCV S&G for the creation of the BCV Loan Agreement and $27,500 payable to BCV S&G per annum for maintaining the BCV Loan Agreement. Additionally, $37,500 in broker fees has been paid to Bridgeline Capital Partners S.A. on the principal amount raised of $1,250,000 raised to date. The BCV Loan Agreement further provides that if SG DevCorp’s shares of common stock are not listed on The Nasdaq Stock Market on before August 30, 2023 or if following such listing the total market value of the Pledged Shares falls below twice the face value of the loan, the loan will be further secured by SG DevCorp’s St. Mary’s industrial site, consisting of 29.66 acres and a proposed manufacturing facility in St. Mary’s, Georgia.

We continue to generate losses from operations. At June 30, 2023 and December 31, 2022 we had a cash balance $1,601,331 and $582,776, respectively. As of June 30, 2023, our stockholders’ equity was $9,325,160 compared to $14,439,562 as of December 31, 2022 and an accumulated deficit of $50,503,232. Our net loss attributable to our common stockholders for the six months ended June 30, 2023 was $(9,074,964) and net cash used in operating activities was $(3,039,177).

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

Cash Flow Summary

	Six Months Ended June 30,
	2023	2022
Net cash provided by (used in):
Operating activities	$(3,039,177)	$(5,362,545)
Investing activities	(669,006)	(3,077,625)
Financing activities	4,726,738	(2,156,000)
Net increase/(decrease) in cash and cash equivalents	$1,018,555	$(10,596,170)

Operating activities used net cash of $3,039,177 during the six months ended June 30, 2023, and used net cash of  $5,362,545 during the six months ended June 30, 2022. Generally, our net operating cash flows fluctuate primarily based on changes in our profitability and working capital. Cash used in operating activities decreased by approximately $2,323,368.

Investing activities used net cash of $669,006 during the six months ended June 30, 2023, and $3,077,625 net cash during the six months ended June 30, 2022 a decrease in cash used of $2,408,619. This change results primarily from a decrease of $ 526,324 of the purchase of property and equipment during the six months ended June 30, 2023 and $500,000 of an investment in non-marketable securities during the six months ended June 30, 2022 as well as $726,386 in project development costs during the six months ended June 30, 2022.

Financing activities provided net cash of $4,726,738 during the six months ended June 30, 2023. Financing activities used $2,156,000 net cash during the six months ended June 30, 2022. This change of $6,882,738 results from the proceeds from short term notes payable of $6,609,512 and $706,359 from long term notes payable offset by repayments of short term notes payable of $2,500,000. In addition, there were $46,417 and $2,156,000 of distributions paid to non-controlling interest during the six months ended June 30, 2023 and 2022, respectively.

We provide services to our construction and engineering customers in three separate phases: the design phase, the architectural and engineering phase and the construction phase. Each phase is independent of the other, but builds through a progression of concept through delivery of a completed structure. These phases may be embodied in a single contract or in separate contracts, which is typical of a design build process model. As of June 30, 2023, we had eleven projects totaling $1,306,849 under contract. Of these contracts, all eleven projects combine all three phases or parts thereof and including construction. We expect that all of this revenue will be realized by December 31, 2023.

Backlog may fluctuate significantly due to the timing of orders or awards for large projects and is not necessarily indicative of future backlog levels or the rate at which backlog will be recognized as revenue. Our backlog decreased by approximately $4,600,000 from December 31, 2022 to June 30, 2023. We expect that all of this revenue will be realized by December 31, 2023. Backlog does not include COVID tests or testing services provided through our joint venture, Clarity Mobile Venture.

There can be no assurance that our customers will decide to and/or be able to proceed with these construction projects, or that we will ultimately recognize revenue from these projects in a timely manner or at all.

Off-Balance Sheet Arrangements

As of June 30, 2023 and December 31, 2022, we had no material off-balance sheet arrangements to which we are a party.

In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector. These agreements are typically with consultants and certain vendors. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of June 30, 2023.

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

Goodwill – Goodwill represents the excess of reorganization value over the fair value of identified net assets upon emergence from bankruptcy. In accordance with the accounting guidance on goodwill, we perform our impairment test of goodwill at the reporting unit level each fiscal year, or more frequently if events or circumstances change that would more likely than not reduce the fair value of its reporting unit below its carrying value. Our evaluation of goodwill completed during the year ended December 31, 2022, resulted in no impairment loss. There was no impairment during the June 30, 2023.

Intangible assets – Intangible assets consist of $2,766,000 of proprietary knowledge and technology, which is being amortized over 20 years. In addition, included in intangible assets is $68,344 of trademarks, and $207,636 of website costs that are being amortized over 5 years. We evaluated intangible assets for impairment during the six months ended June 30, 2023 and 2022 and determined that there are no impairment losses.

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

Non-GAAP Financial Information (continued)

The following is a reconciliation of EBITDA and Adjusted EBITDA to the nearest GAAP measure, net gain (loss):

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Net loss attributable to common stockholders of Safe & Green Holdings Corp.	$(5,555,524)	$(1,415,360)	$(9,074,964)	$(2,132,537)
Addback interest expense	523,971	73,126	811,343	121,975
Addback interest income	(9,454)	(10,979)	(18,816)	(23,762)
Addback depreciation and amortization	160,455	156,731	298,767	313,573
EBITDA (non-GAAP)	(4,880,552)	(1,196,482)	(7,983,670)	(1,720,751)
Addback litigation expense	—	53,391	17,361	167,774
Addback stock issued for services	47,500	—	484,825	—
Addback stock compensation expense	2,554,262	631,076	3,210,631	1,280,162
Adjusted EBITDA (non-GAAP)	$(2,278,790)	$(512,015)	$(4,270,853)	$(272,815)

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

Changes in Internal Control over Financial Reporting

Other than as described above, for the fiscal quarter ended June 30, 2023, there have been no changes in our internal control over financial reporting identified in connection with the evaluations required by Rule 13a-15(d) or Rule 15d-15(d) under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

At June 30, 2023 and December 31, 2022, we had cash and cash equivalents and a short-term investment, collectively, of $1,601,331 and $582,776 respectively. However, during the six months ended June 30, 2023 and year ended December 31, 2022, we reported a net loss attributable to common stockholders of Safe & Green Holdings Corp. of $9,074,964 and $2,132,537, respectively, and used $3,039,177 and $5,362,545 of cash for operations, respectively. If we are not successful with our efforts to increase revenue, we could experience a shortfall in cash over the next twelve months. If there is a shortfall, we may be forced to reduce operating expenses, among other steps, all of which would have a material adverse effect on our operations going forward.

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

A few customers have in the past, and may in the future, account for a significant portion of our revenues in any one year or over a period of several consecutive years. For example, for the six months ended June 30, 2023 approximately 96% of our revenue was generated from one customer and for the year ended December 31, 2022, approximately 65% of our revenue was generated from three customers. Although we have contractual relationships with many of our significant customers, our customers may unilaterally reduce or discontinue their contracts with us at any time. The loss of business from a significant customer could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We rely on certain vendors to supply us with materials and products that, if we were unable to obtain, could adversely affect our business.

We have relationships with key materials vendors, and we rely on suppliers for our purchases of products from them. Any inability to obtain materials or services in the volumes required and at competitive prices from our major trading partners, the loss of any major trading partner or the discontinuation of vendor financing (if any) may seriously harm our business because we may not be able to meet the demands of our customers on a timely basis in sufficient quantities or at all. Other factors, including reduced access to credit by our vendors resulting from economic conditions, may impair our vendors’ ability to provide products in a timely manner or at competitive prices. We also rely on other vendors for critical services such as transportation, supply chain and professional services. Any negative impacts to our business or liquidity could adversely impact our ability to establish or maintain these relationships. Cost of revenue relating to  two vendors represented approximately  12% of the Company’s total cost of revenue for the three months ended June 30, 2022. Cost of revenue relating to  three vendors represented approximately  10% of the Company’s total cost of revenue for the six months ended June 30, 2022. There were no vendors representing 10% or more of the Company’s total cost of revenue for the three or six months ended June 30, 2023.

Our clients may adjust, cancel or suspend the contracts in our backlog; as such, our backlog is not necessarily indicative of our future revenues or earnings. In addition, even if fully performed, our backlog is not a good indicator of our future gross margins.

Backlog represents the total dollar amount of revenues we expect to record in the future as a result of performing work under contracts we have been awarded. Backlog may fluctuate significantly due to the timing of orders or awards for large projects and is not necessarily indicative of future backlog levels or the rate at which backlog will be recognized as revenue. We include in backlog only those contracts for which we have reasonable assurance that the customer can obtain the permits for construction and can fund the construction. As of December 31, 2022, our backlog totaled approximately $6.8 million and as of June 30, 2023, our backlog totaled approximately $2.2 million. Our backlog is described more in detail in “Note 11—Construction Backlog” of the notes to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. We cannot provide assurance that our backlog will be realized as revenues in the amounts reported or, if realized, will result in profits. In accordance with industry practice, substantially all of our contracts are subject to cancellation, termination or suspension at our customer’s discretion. In the event of a project cancellation, we generally would not have a contractual right to the total revenue reflected in our backlog. Projects can remain in backlog for extended periods of time because of the nature of the project and the timing of the particular services required by the project. In addition, the risk of contracts in backlog being cancelled or suspended generally increases during periods of widespread economic slowdowns or in response to changes in commodity prices.

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

At June 30, 2023, there were options and warrants to purchase of 36,436 and 2,525,020, respectively, outstanding that could potentially dilute future net income per share. Because we had a net loss as of June 30, 2023, we are prohibited from including potential shares of common stock in the computation of diluted per share amounts. Accordingly, we used the same number of shares outstanding to calculate both the basic and diluted loss per share. At June 30, 2022, there were options, including options to non-employees and non-directors, restricted stock units and warrants to purchase 36,436, 2,245,186 and 2,025,520 shares of common stock, respectively, outstanding that could potentially dilute future net income per share.

We may not have an adequate number of shares of common stock authorized to enable us to complete future equity financing transactions or strategic transactions, which may adversely affect our ability to grow and develop.

We are authorized to issue 25,000,000 shares of common stock, of which approximately 16,016,107 shares of common stock were issued and outstanding as August 11, 2023. At June 30, 2023, 48,312 common shares were reserved for issuance of shares upon exercise of outstanding options, restricted stock units or reserved for future issuance of common shares under our  equity incentive plans, 2,466,667 common shares were reserved for the conversion of notes and 2,525,020  common shares were reserved for exercise of warrants. If all of these securities were exercised it would leave approximately 3,943,894 million authorized but unissued shares of common stock.

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

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None other than as set forth in our previous filings with the Securities and Exchange Commission.

ITEM 3.     Defaults Upon Senior Securities

None.

ITEM 4.     Mine Safety Disclosures

Not applicable.

ITEM 5.     Other Information

The Company has notified William Rogers, our Chief Operating Officer, that his employment agreement with us will not be renewed for a full one-year term upon its expiration on September 26, 2023; however, the Company has offered Mr. Rogers a two-month extension of his agreement.  Mr. Rogers continues to serve as our Chief Operating Officer and upon the expiration of his employment agreement will serve as an employee-at-will.

ITEM 6.      Exhibits

EXHIBIT INDEX
Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on July 7, 2016 (File No. 000-22563)).
3.2	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on July 7, 2016 (File No. 000-22563)).
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on February 28, 2017 (File No. 000-22563)).
3.4	Certificate of Amendment to Certificate of Designation, dated May 11, 2017 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K as filed by the Company with the Securities and Exchange Commission on May 12, 2017 (File No. 001-38037)).
3.5	Certificate of Elimination of Series A Convertible Preferred Stock, dated December 13, 2018 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on December 17, 2018 (File No. 001-38037)).
3.6	Certificate of Amendment to the Amended and Restated Certificate of Incorporation dated June 5, 2019 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K as filed by the Reigstrant with the Securities and Exchange Commission on June 5, 2019 (File No. 001-38037)).
3.7	Form of Certificate of Designation of the Series B Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.7 to the Registration Statement on Form S-1/A (File No. 333-235295) as filed by the Registrant with the Securities and Exchange Commission on December 9, 2019).
3.8	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, as amended, of the Company (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on February 5, 2020 (File No. 001-38037)).
3.9	Amended and Restated Bylaws of the Company dated June 4, 2021 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on June 7, 2021 (File No. 001-38037)).
10.1	Secured Commercial Promissory Note, dated June 8, 2023, executed by SG Echo LLC (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on June 14, 2023 (File No. 001-38037))
10.2	Mortgage, dated June 8, 2023, in favor of SouthStar Financial, LLC (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on June 14, 2023 (File No. 001-38037))
10.3	Non-Recourse Factoring and Security Agreement, dated June 8, 2023, by and between SG Echo LLC and SouthStar Financial, LLC (incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on June 14, 2023 (File No. 001-38037))
10.4	Secured Continuing Corporate Guaranty, dated June 8, 2023, by Safe & Green Holdings Corp. in favor of SouthStar Financial, LLC (incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on June 14, 2023 (File No. 001-38037))
10.5	Cross-Default and Cross Collateralization Agreement, dated June 8, 2023, by and between SouthStar Financial, LLC, SG Echo LLC and Safe & Green Holdings Corp. (incorporated herein by reference to Exhibit 10.6 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on June 14, 2023 (File No. 001-38037))
10.6	Loan Agreement, dated as of June 16, 2023, between Registrant and BCV S&G DevCorp. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on June 29, 2023 (File No. 001-38037))
10.7	Escrow Agreement, dated as of June 21, 2023, among Registrant, Bridgeline Capital Partners S.A, acting on behalf BCV S&G DevCorp, and American Stock Transfer & Trust Company, LLC, as Escrow Agent (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on June 29, 2023 (File No. 001-38037))
31.1+	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification by Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2+	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS+	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as the XBRL tags are embedded within the Inline XBRL document.
101.SCH+	Inline XBRL Taxonomy Extension Schema Document.
101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
+	Filed herewith.

*	This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

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
Date: August 14, 2023

