Form 10-Q
period 2023-09-30
SAFE & GREEN HOLDINGS CORP.
filed 2023-11-14
CIK 1023994

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 14, 2023 the issuer had a total of 16,482,771 shares of the registrant’s common stock, $0.01 par value, outstanding.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$712,906	$582,776
Accounts receivable, net	741,299	1,280,456
Contract assets	18,391	36,384
Held for sale assets	4,400,361	4,396,826
Inventories	402,186	465,560
Prepaid expenses and other current assets	826,917	744,211
Total current assets	7,102,060	7,506,213

Property, plant and equipment, net	6,901,417	5,608,903
Project development costs and other non-current assets	603,431	483,546
Goodwill	1,309,330	1,309,330
Right-of-use asset	2,203,659	4,421,002
Long-term note receivable	879,418	857,534
Intangible assets, net	1,951,367	1,997,833
Deferred contract costs, net	40,785	71,374
Investment in non-marketable securities	700,000	700,000
Investment in and advances to equity affiliates	3,642,607	3,599,945
Total Assets	$25,334,074	$26,555,680

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$6,193,349	$4,009,522
Contract liabilities	1,311,002	437,271
Lease liability, current maturities	1,001,138	1,225,394
Assumed liability	20,795	5,795
Short term notes payable, net	7,156,737	2,648,300
Total current liabilities	15,683,021	8,326,282

Long-term note payable	2,500,000	750,000
Lease liability, net of current maturities	734,027	3,039,836
Total liabilities	18,917,048	12,116,118

Stockholders’ equity:
Preferred stock, $1.00 par value, 5,405,010 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 25,000,000 shares authorized; 16,482,771 issued and 15,948,789 outstanding as of September 30, 2023 and 12,613,978 issued and 12,590,863 outstanding as of December 31, 2022	164,828	126,140
Additional paid-in capital	67,760,551	56,173,977
Treasury stock, at cost – 67,318 shares as of September 30, 2023 and 23,115 shares as of December 31, 2022	(92,396)	(49,680)
Accumulated deficit	(62,331,370)	(41,428,268)
Total Safe & Green Holdings Corp. stockholders’ equity	5,501,613	14,822,169
Non-controlling interest	915,413	(382,607)
Total stockholders’ equity	6,417,026	14,439,562
Total Liabilities and Stockholders’ Equity	$25,334,074	$26,555,680

The accompanying notes are an integral part of these condensed consolidated financial statements.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

	For the Three Months Ended September 30,	For the Three Months Ended September 30,	For the Nine Months Ended September 30,	For the Nine Months Ended September 30,
	2023	2022	2023	2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue:
Construction services	$3,965,361	$2,685,920	$14,566,351	$8,567,568
Engineering services	—	6,599	—	81,305
Medical revenue	—	1,437,738	—	11,640,953
Total	3,965,361	4,130,257	14,566,351	20,289,826

Cost of revenue:
Construction services	4,501,393	2,688,450	15,138,225	8,631,031
Engineering services	—	5,001	—	58,893
Medical revenue	—	1,601,980	—	8,506,681
Total	4,501,393	4,295,431	15,138,225	17,196,605

Gross profit (loss)	(536,032)	(165,174)	(571,874)	3,093,221

Operating expenses:
Payroll and related expenses	819,909	1,294,857	6,318,728	3,650,553
General and administrative expenses	1,353,866	939,044	4,499,982	2,515,877
Marketing and business development expenses	265,313	103,111	455,463	337,941
Total	2,439,088	2,337,012	11,274,173	6,504,371

Operating loss	(2,975,120)	(2,502,186)	(11,846,047)	(3,411,150)

Other income (expense):
Interest expense	(738,649)	(52,758)	(1,549,992)	(174,733)
Interest income	3,186	9,756	22,002	33,518
Other income (expense)	102,449	(2,963)	690,939	488,346
Total	(633,014)	(45,965)	(837,051)	347,131

Loss before income taxes	(3,608,134)	(2,548,151)	(12,683,098)	(3,064,019)
Income tax expense	—	—	—	—

Net loss	(3,608,134)	(2,548,151)	(12,683,098)	(3,064,019)

Add: net income (loss) attributable to noncontrolling interests	—	(94,568)	—	1,522,101
Net loss attributable to common stockholders of Safe & Green Holdings Corp.	$(3,608,134)	$(2,453,583)	$(12,683,098)	$(4,586,120)

Net loss per share attributable to Safe & Green Holdings Corp.
Basic and diluted	$(0.22)	$(0.18)	$(0.86)	$(0.35)

Weighted average shares outstanding:
Basic and diluted	16,057,132	13,459,713	14,761,502	13,228,828

The accompanying notes are an integral part of these condensed consolidated financial statements.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	$0.01 Par Value Common Stock		Additional Paid-in	Treasury	Accumulated	Safe & Green Holdings Corp. Stockholders'	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Stock	Deficit	Equity	Interests	Equity
Balance at June 30, 2023	16,016,107	$160,161	$60,189,651	$(92,396)	$(50,503,232)	$9,754,184	$(429,024)	$9,325,160
Distribution of SG DevCorp	—	—	6,875,567	—	(8,220,004)	(1,344,437)	1,344,437	—
Conversion of short-term notes payable	466,664	4,667	695,333	—	—	700,000	—	700,000
Net loss	—	—	—	—	(3,608,134)	(3,608,134)	—	(3,608,134)
Balance at September 30, 2023	16,482,771	$164,828	$67,760,551	$(92,396)	$(62,331,370)	$5,501,613	$915,413	$6,417,026

Balance at December 31, 2022	12,613,978	$126,140	$56,173,977	$(49,680)	$(41,428,268)	$14,822,169	$(382,607)	$14,439,562
Stock-based compensation	—	—	3,210,631	—	—	3,210,631	—	3,210,631
Issuance of restricted common stock	287,512	2,875	434,450	—	—	437,325	—	437,325
Issuance of restricted stock units	3,014,617	30,146	(30,146)	—	—	—	—	—
Common stock issued for services	50,000	500	47,000	—	—	47,500	—	47,500
Issuance of warrants and restricted common stock	50,000	500	353,739	—	—	354,239	—	354,239
Noncontrolling interest distribution	—	—	—	—	—	—	(46,417)	(46,417)
Treasury stock	—	—	—	(42,716)	—	(42,716)	—	(42,716)
Distribution of SG DevCorp	—	—	6,875,567	—	(8,220,004)	(1,344,437)	1,344,437	—
Conversion of short-term notes payable	466,664	4,667	695,333	—	—	700,000	—	700,000
Net loss	—	—	—	—	(12,683,098)	(12,683,098)	—	(12,683,098)
Balance at September 30, 2023	16,482,771	$164,828	$67,760,551	$(92,396)	$(62,331,370)	$5,501,613	$915,413	$6,417,026

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	$0.01 Par Value Common Stock		Additional Paid-in	Treasury	Accumulated	Safe & Green Holdings Corp. Stockholders'	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Stock	Deficit	Equity	Interests	Equity
Balance at June 30, 2022	12,050,206	$120,502	$54,660,934	$—	$(35,241,757)	$19,539,679	$824,404	$20,364,083
Stock-based compensation	—	—	594,694	—	—	594,694	—	594,694
Noncontrolling interest distribution	—	—	—	—	—	—	(98,000)	(98,000)
Repurchase of common stock	(23,115)	—	—	(49,680)	—	(49,680)	—	(49,680)
Net income (loss)	—	—	—	—	(2,453,583)	(2,453,583)	(94,568)	(2,548,151)
Balance at September 30, 2022	12,027,091	$120,502	$55,255,628	$(49,680)	$(37,695,340)	$17,631,110	$631,836	$18,262,946

Balance at December 31, 2021	11,986,873	$119,869	$53,341,405	$—	$(33,109,220)	$20,352,054	$1,363,735	$21,715,789
Stock-based compensation	20,000	200	1,914,656	—	—	1,914,856	—	1,914,856
Issuance of restricted stock units	43,333	433	(433)	—	—	—	—	—
Noncontrolling interest distribution	—	—	—	—	—	—	(2,254,000)	(2,254,000)
Repurchase of common stock	(23,115)	—	—	(49,680)	—	(49,680)	—	(49,680)
Net income (loss)	—	—	—	—	(4,586,120)	(4,586,120)	1,522,101	(3,064,019)
Balance at September 30, 2022	12,027,091	$120,502	$55,255,628	$(49,680)	$(37,695,340)	$17,631,110	$631,836	$18,262,946

The accompanying notes are an integral part of these condensed consolidated financial statements.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	For the Nine Months Ended September 30, 2023	For the Nine Months Ended September 30, 2022
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(12,683,098)	$(3,064,019)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	277,648	317,249
Amortization of intangible assets	140,437	122,587
Amortization of deferred license costs	30,589	30,589
Amortization of debt issuance costs and debt discount	685,308	23,726
Amortization of right of use asset	613,092	—
Common stock issued for services	484,825	—
Bad debt expense	—	7,024
Interest income on long-term note receivable	(21,884)	(28,048)
Stock-based compensation	3,210,631	1,874,857
Loss on asset disposal	—	241
Changes in operating assets and liabilities:
Accounts receivable	539,157	1,197,149
Escrow - bond	—	(2,000,000)
Contract assets	17,993	41,916
Inventories	63,374	378,863
Prepaid expenses and other current assets	(82,710)	(35,845)
Intangible assets	(93,971)	—
Right of use asset	—	356,350
Accounts payable and accrued expenses	2,183,831	(4,006,868)
Contract liabilities	873,731	(163,161)
Due to affiliates	—	(264,451)
Lease liability	(925,815)	(341,319)
Assumed liability	15,000	—
Net cash used in operating activities	(4,671,862)	(5,553,160)

Cash flows from investing activities:
Purchase of property, plant and equipment	(530,057)	(1,996,200)
Proceeds from sale of equipment	—	760
Repayment of promissory note	—	(100,000)
Project development costs	(119,885)	(805,362)
Investment in and advances to equity affiliates	(42,662)	(148,570)
Investment in non-marketable securities	—	(500,000)
Net cash used in investing activities	(692,604)	(3,549,372)

Cash flows from financing activities:
Repurchase of common stock	(42,716)	(49,680)
Repayment of short term notes payable	(2,732,144)	—
Proceeds from short-term notes payable and warrants, net of debt issuance costs	7,609,514	500,000
Proceeds from long-term notes payable	706,359	—
Distribution paid to non-controlling interest	(46,417)	(2,254,000)
Net cash provided by (used in) financing activities	5,494,596	(1,803,680)

Net increase/(decrease) in cash and cash equivalents	130,130	(10,906,212)

Cash and cash equivalents - beginning of period	582,776	13,024,381

Cash and cash equivalents - end of period	$712,906	$2,118,169

Supplemental disclosure of non-cash investing and financing activities:
Initial value of lease liability	$—	$1,801,584
Conversion of short-term notes payable to common stock	$700,000	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2023 and 2022 (Unaudited)

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

The Company operates in the following four segments: (i) manufacturing & construction services; (ii) medical; (ii) real estate development; and (iv) environmental. The construction segment designs and constructs modular structures built in the Company’s factories. In the medical segment the Company uses its modular technology to (i) provide turnkey solutions to medical testing and treatment and generate revenue from the medical testing and point of care treatment in our medical suites and (ii) sell and lease medical suites and privacy pods. The Company’s real estate development segment, SG Development Corp., our majority owned subsidiary, builds innovative and green single or multifamily projects in underserved regions nationally using modules (“Modules”) built in one of the Company’s vertically integrated factories. The environmental segment, the newest segment, is a sustainable medical and waste management solution that collects waste and treats waste for safe disposal.

The building products developed with the Company's proprietary technology and design and engineering expertise are generally stronger, more durable, environmentally sensitive, and erected in less time than traditional construction methods. The use of the Company's Modules typically provides between four to six points towards the Leadership in Energy and Environmental Design (“LEED”) certification levels, including reduced site disturbance, resource reuse, recycled content, innovation in design and use of local and regional materials. Due to the ability of the Modules to satisfy such requirements, the Company believes the products produced utilizing its technology and expertise is a leader in environmentally sustainable construction.

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

Construction

During 2020, the Company formed, SG Echo, LLC ("SG Echo"), a wholly owned subsidiary of the Company. The Company acquired substantially all the assets of Echo DCL (“Echo”), a Texas limited liability company, except for Echo's real estate holdings for which the Company obtained a right of first refusal. Echo is a container/modular manufacturer based in Durant, Oklahoma specializing in the design and construction of permanent modular and temporary modular buildings and was one of the Company's key supply chain partners. Echo caters to the military, education, administration facilities, healthcare, government, commercial and residential customers. This acquisition has allowed the Company to expand its reach for the Modules and offer an opportunity to vertically integrate a large portion of the Company's cost of goods sold, as well as increase margins, productivity and efficiency in the areas of design, estimating, manufacturing and delivery and to become the manufacturer of the Company's core container and modular product offerings.
7

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2023 and 2022 (Unaudited)

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

Real Estate Development

During 2021, the Company formed Safe and Green Development Corporation, formerly, SGB Development Corp. (“SG DevCorp”), as a wholly-owned by the Company. SG DevCorp was formed with the purpose of real property development utilizing the Company's technologies.  SG DevCorp has a minority interest in Norman Berry II Owners LLC and JDI-Cumberland Inlet LLC as described further below.

In December 2022, the Company and then owner of 100% of the issued and outstanding securities of SG DevCorp, announced its plan to separate the Company and SG DevCorp into two separate publicly traded companies (the “Separation”). To implement the Separation, on September 27, 2023 (the “Distribution Date”), the Company, effected a pro rata distribution to its stockholders of approximately 30% of the outstanding shares of SG DevCorp’s common stock (the “Distribution”). In connection with the Distribution, each Company stockholder received 0.930886 shares of SG DevCorp’s common stock for every five (5) shares of Company common stock held as of the close of business on September 8, 2023, the record date for the Distribution, as well as a cash payment in lieu of any fractional shares. Immediately after the Distribution, SG DevCorp was no longer a wholly owned subsidiary of the Company and the Company held approximately 70% of SG DevCorp’s issued and outstanding securities. On September 28, 2023, SG DevCorp’s common stock began trading on the Nasdaq Capital Market under the symbol “SGD.”

In connection with the Separation and Distribution, SG DevCorp entered into a separation and distribution agreement and several other agreements with the Company. These agreements provide for the allocation between SG DevCorp and the Company of the assets, employees, liabilities and obligations (including, among others, investments, property, employee benefits and tax-related assets and liabilities) of the Company and its subsidiaries attributable to periods prior to, at and after the Separation and will govern the relationship between the Company and SG DevCorp subsequent to the completion of the Separation. In addition to the separation and distribution agreement, the other principal agreements entered into with the Company included a tax matters agreement and a shared services agreement.

Environmental
During 2022, SG Environmental Solutions Corp. (“SG Environmental”) was formed and is focused on biomedical waste removal and will utilize a patented technology that it licenses to shred and disinfect biomedical waste, rendering the waste disinfected, unrecognizable, and of no greater risk to the public health than residential household waste.

2.	Liquidity

As of September 30, 2023, the Company had cash and cash equivalents of $712,906 and a backlog of $4,000,771. See Note 11 for a discussion of construction backlog. Based on its conversations with key customers, the Company anticipates its backlog to convert to revenue over the following period:

2023
Within 1 year	$4,000,771
Total Backlog	$4,000,771

The Company has incurred losses since its inception, has negative working capital of $(9,280,961) and has negative operating cash flows, which has raised substantial doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of the uncertainty concerning the Company’s ability to continue as a going concern.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2023 and 2022 (Unaudited)

2.	Liquidity

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

3.	Summary of Significant Accounting Policies

Basis of presentation and principals of consolidation – The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 8 Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. The condensed financial statements and notes should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2022 included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission on March 31, 2023. In the opinion of management, all adjustments, consisting of normal accruals, considered necessary for a fair presentation of the interim financial statements have been included. Results for the nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

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

For the Nine Months Ended September 30, 2023 and 2022 (Unaudited)

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

The Company entered into a joint venture agreement with Clarity Lab Solutions, LLC (“Clarity Labs”) (the “JV”) in the fourth quarter of 2021. Revenue from the activities of the JV is related to clinical testing services and was recognized when services have been rendered, which was at a point in time.  Included in the consideration the Company expected to be entitled to receive, the Company estimated its contractual allowances, payer denials and price concessions. In addition, the Company formed Chicago Airport Testing, LLC which collected rental revenue from subleasing to a consortium of government entities assisting in COVID-19 testing. For the nine months ended September 30, 2023 and 2022, the Company recognized $0 and $10,200,000, respectively related to activities through these two joint ventures, which is included in medical revenue on the accompanying consolidated statements of operations. Due to the ongoing lower affects of COVID-19 restrictions, the JV began to wind down during the fourth quarter of 2022.

Disaggregation of Revenues

The Company’s revenue for the three and nine months ended September 30, 2022 was principally derived from construction and engineering contracts related to the manufacturing of modular units used for construction, and medical revenue derived from lab testing and test kit sales. The Company’s revenues for the three and nine months ended September 30, 2023 was principally derived from construction contracts related to the manufacturing of modular units The Company's contracts are with customers in various industries. Revenue recognized at a point in time and recognized over time were $0 and $14,566,351, respectively, for the nine months ended September 30, 2023. Revenue recognized at a point in time and recognized over time were $11,640,953 and $8,648,873, respectively, for the nine months ended September 30, 2022. Revenue recognized at a point in time and recognized over time were $0 and $3,965,361, respectively, for the three months ended September 30, 2023. Revenue recognized at a point in time and recognized over time were $1,437,738 and $2,692,519, respectively, for the three months ended September 30, 2022.

The following tables provide further disaggregation of the Company’s revenues by categories:

	Three Months Ended September 30,
Revenue by Customer Type	2023		2022
Construction and Engineering Services:
Hotel	$—	—%	$1,224,181	30%
Office	3,965,361	100%	1,468,338	35%
Subtotal	3,965,361	100%	2,692,519	65%
Medical Revenue:
Medical (lab testing, kit sales and equipment)	—	—%	1,437,738	35%
Total revenue by customer type	$3,965,361	100%	$4,130,257	100%

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2023 and 2022 (Unaudited)

3.	Summary of Significant Accounting Policies (continued)

	Nine Months Ended September 30,
Revenue by Customer Type	2023		2022
Construction and Engineering Services:
Government	$—	—%	$39	—%
Hotel	44,201	—%	2,368,960	13%
Multi-Family (includes Single Family)	—	—%	86,034	—%
Office	14,522,150	100%	6,178,856	30%
Retail	—	—%	5,344	—%
Special Use	—	—%	9,640	—%
Subtotal	14,566,351	100%	8,648,873	43%
Medical Revenue:
Medical (lab testing, kit sales and equipment)	—	—%	11,640,953	57%
Total revenue by customer type	$14,566,351	100%	$20,289,826	100%

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

Contract assets include unbilled amounts from long-term construction services when revenue recognized under the cost-to-cost measure of progress exceeds the amounts invoiced to customers, as the amounts cannot be billed under the terms of the Company’s contracts. Such amounts are recoverable from customers based upon various measures of performance, including achievement of certain milestones, completion of specified units or completion of a contract. Contract assets are generally classified as current within the condensed consolidated balance sheets.

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

Deferred Contract Costs - Prior to entering into the Exclusive License Agreement (“ELA”) in 2019, the Company was subject to an agreement to construct and develop a certain property (“Original Agreement”). As a result of entering into the ELA in 2019 the property became subject to the ELA and the Company was no longer obliged to its Original Agreement. Upon entering the ELA, the Company had an outstanding accounts receivable balance of $306,143 which was forfeited and recognized this amount as deferred contract costs. This amount was offset by $102,217, which was reimbursement from the licensee for project costs on this project. The Company incurred total deferred contract costs of $203,926. The Company considered this amount an incremental cost of obtaining that ELA, because the Company expected to recover those costs through future royalty payments. The Company initially planned to amortize the asset over sixty months, which is the initial term of the ELA because the asset relates to the services transferred to the customer during the contract term. As of September 30, 2023, accumulated amortization related to deferred contract costs amounted to $163,140. During the nine months ended September 30, 2023 and 2022, amortization expense relating to the deferred contract costs amounted to $30,589 and $30,589, respectively, and is included in general and administrative expenses on the accompanying consolidated statements of operations. The ELA was terminated on June 15, 2021 but the Company expects to recover the deferred contract costs from the Assignment of Limited Rights Under Membership Interest Redemption Agreement, dated June 15, 2021.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2023 and 2022 (Unaudited)

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

On June 24, 2021, the Company's subsidiary, SG DevCorp, entered into an operating agreement with Jacoby Development for a 10% non-dilutable equity interest for JDI-Cumberland Inlet, LLC (“Cumberland”).  The Company contributed $3,000,000 for its 10% equity interest. During the nine months ended September 30, 2023, the Company contributed an additional $25,000. The purpose of JDI-Cumberland Inlet, LLC is to develop a waterfront parcel in a mixed-use destination community.  The Company has determined it is not the primary beneficiary of JDI-Cumberland Inlet, LLC and thus will not consolidate the activities in its consolidated financial statements. The Company will use the equity method to report the activities as an investment in its consolidated financial statements.

During the nine months ended September 30, 2023, Norman Berry and Cumberland did not have any material earnings or losses as the investments are in development. In addition, management believes there was no impairment as of September 30, 2023.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2023 and 2022 (Unaudited)

3.	Summary of Significant Accounting Policies (continued)

The approximate combined financial position of the Company’s equity affiliates are summarized below as of September 30, 2023 and December 31, 2022:

Condensed balance sheet information:	September 30, 2023	December 31, 2022
	(Unaudited)	(Unaudited)
Total assets	$37,500,000	$37,500,000
Total liabilities	$7,100,000	$7,100,000
Members’ equity	$30,400,000	$30,400,000

Cash and cash equivalents – The Company considers cash and cash equivalents to include all short-term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less upon acquisition. Cash and cash equivalents totaled $712,906 and $582,776 as of September 30, 2023, and December 31, 2022, respectively.

Short-term investment – The Company classifies investments consisting of a certificate of deposit with a maturity greater than three months but less than one year as short-term investment.  The Company had no short-term investment as of September 30, 2023 or December 31, 2022, respectively.

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

The allowance for credit losses reflects the Company's best estimate of expected losses inherent in the accounts receivable balances. Management provides an allowance for credit losses based on the Company’s historical losses, specific customer circumstances, and general economic conditions. Periodically, management reviews accounts receivable and adjusts the allowance based on current circumstances and charges off uncollectible receivables when all attempts to collect have been exhausted and the prospects for recovery are remote. Recoveries are recognized when they are received. Actual collection losses may differ from the Company’s estimates and could be material to its consolidated financial position, results of operations, and cash flows.

Inventory – Raw construction materials (primarily shipping containers and fabrication materials) are valued at the lower of cost (first-in, first-out method) or net realizable value. Finished goods and work-in-process inventories are valued at the lower of cost or net realizable value, using the specific identification method. Medical equipment and COVID-19 test and testing supplies are valued at the lower of cost, (first-in, first-out method) or net realizable value. As of September 30, 2023 and December 31, 2022 there was inventory of $402,186 and $465,560, respectively, for construction materials.

Goodwill – The Company performs its impairment test of goodwill at the reporting unit level each fiscal year, or more frequently if events or circumstances change that would more likely than not reduce the fair value of its reporting unit below its carrying values. The Company performs a goodwill impairment test by comparing the fair value of the reporting unit with its carrying value and recognizes an impairment charge for the amount by which the carrying value exceeds the fair value, not to exceed the total amount of goodwill. The amount by which the carrying value of the goodwill exceeds its implied fair value, if any, is recognized as an impairment loss. There were no impairments during the nine months ended September 30, 2023 or 2022.

Intangible assets – Intangible assets consist of $2,766,000 of proprietary knowledge and technology, which is being amortized over 20 years. Included in intangible assets is $68,344 of trademarks, and $238,422 of website costs that are being amortized over 5 years. The Company evaluated intangible assets for impairment during the nine months ended September 30, 2023 and 2022 and determined that there are no impairment losses. The accumulated amortization for intangible assets as of September 30, 2023 and 2022 was $1,121,399 and $938,319, respectively. The amortization expense for the nine months ended September 30, 2023 and 2022 was $140,437 and $122,587, respectively. The amortization expense for the three months ended September 30, 2023 and 2022 was $47,027 and $39,243, respectively. The estimated amortization expense for the successive five years is as follows:

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2023 and 2022 (Unaudited)

3.	Summary of Significant Accounting Policies (continued)

For the year ending December 31:
2023 (remaining)	$49,370
2024	192,436
2025	189,019
2026	171,684
2027	168,006
Thereafter	1,180,852
$1,951,367

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

For the Nine Months Ended September 30, 2023 and 2022 (Unaudited)

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

With respect to receivables, concentrations of credit risk are limited to a few customers in the construction industry. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers other than normal lien rights. At September 30, 2023 and December 31, 2022, 87% and 80%, respectively, of the Company’s gross accounts receivable were due from three and three customers.

Revenue relating to one and two customers represented approximately 100% and 93% of the Company's total revenue for the three months ended September 30, 2023 and 2022, respectively. Revenue relating to one and one customers represented approximately 97% and 88% of the Company's total revenue for the nine months ended September 30, 2023 and 2022, respectively.

There were no vendors representing 10% or more of the Company’s total cost of revenue for the three and nine months ended September 30, 2023 and 2022. The Company believes it has access to alternative suppliers, with limited disruption to the business, should circumstances change with its existing suppliers.
15

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2023 and 2022 (Unaudited)

4.	Accounts Receivable

At September 30, 2023 and December 31, 2022, the Company’s accounts receivable consisted of the following:

	2023	2022
Billed:
Construction services	$887,045	$1,310,456
Other receivable	—	115,746
Total gross receivables	887,045	1,426,202
Less: allowance for credit losses	(145,746)	(145,746)
Total net receivables	$741,299	$1,280,456

Receivables are evaluated for collectability and allowances for potential losses are established or maintained on applicable receivables.

5.	Contract Assets and Contract Liabilities

Costs and estimated earnings on uncompleted contracts, which represent contract assets and contract liabilities, consisted of the following at September 30, 2023 and December 31, 2022:

	2023	2022
Costs incurred on uncompleted contracts	$17,242,167	$13,730,177
Provision for loss on uncompleted contracts	—	—
Estimated earnings to date on uncompleted contracts	103,251	(2,160,085)
Gross contract assets	17,345,418	11,570,092
Less: billings to date	(18,638,029)	(11,970,979)
Net contract assets/(liabilities) on uncompleted contracts	$(1,292,611)	$(400,887)

The above amounts are included in the accompanying condensed consolidated balance sheets under the following captions at September 30, 2023 and December 31, 2022.

	2023	2022
Contract assets	$18,391	$36,384
Contract liabilities	(1,311,002)	(437,271)
Net contract assets (liabilities)	$(1,292,611)	$(400,887)

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

For the Nine Months Ended September 30, 2023 and 2022(Unaudited)

6.	Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation and amortization and depreciated using the straight-line method over their useful lives. At September 30, 2023 and December 31, 2022, the Company’s property, plant and equipment, net consisted of the following:

	2023	2022
Computer equipment and software	$99,505	$94,530
Furniture and other equipment	271,798	271,798
Leasehold improvements	17,280	17,280
Equipment and machinery	943,464	943,464
Automobiles	4,638	4,638
Building held for leases	196,416	196,416
Laboratory and temporary units	1,364,748	1,364,748
Land	1,190,655	1,190,655
Building	969,113	—
Construction in progress	2,840,174	2,244,100
Property, plant and equipment	7,897,791	6,327,629
Less: accumulated depreciation	(996,374)	(718,726)
Property, plant and equipment, net	$6,901,417	$5,608,903

Depreciation expense for the three months ended September 30, 2023 and 2022 amounted to $92,984 and $106,271 respectively. Depreciation expense for the nine months ended September 30, 2023 and 2022 amounted to $277,648 and $317,249 respectively.

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

For the Nine Months Ended September 30, 2023 and 2022 (Unaudited)

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

On September 8,2022, SG DevCorp entered into a Second Real Estate Lien Note, in the principal amount of $500,000, with similar terms to the Short-Term Note (“Second Short-Term Note”). The Second Short-Term Note had a maturity date of January 14, 2023.

During January 2023, the Short-Term Note and Second Short-Term Note were extended with a maturity date of February 1, 2024.

On March 31, 2023, LV Peninsula Holding LLC (“LV Peninsula”), a Texas limited liability company and wholly owned subsidiary of SG DevCorp, pursuant to a Loan Agreement, dated March 30, 2023 (the “Loan Agreement”), issued a promissory note, in the principal amount of $5,000,000 (the “LV Note”), secured by a Deed of Trust and Security Agreement, dated March 30, 2023 (the “Deed of Trust”) on the Lake Travis project site in Lago Vista, Texas, a related Assignment of Contract Rights, dated March 30, 2023 (“Assignment of Rights”), on the project site in Lago Vista, Texas and McLean site in Durant, Oklahoma and a Mortgage, dated March 30, 2023 (“Mortgage”), on its site in Durant, Oklahoma.

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

In August 2022, SG DevCorp entered into a $148,300 promissory note (“2022 Note”) to purchase property. The 2022 Note bears annual interest at the rate of 9.75%, with interest payments due  monthly until its maturity on September 1, 2023.The 2022 Note is secured by the underlying property. During September 2023, such note was extended for a period of one year.

On February 7, 2023, the Company closed a private placement offering (the “Offering”) of One Million One Hundred Thousand Dollars ($1,100,000.00) in principal amount of the Company’s 8% convertible debenture (the “Debenture”) and a warrant (the “Peak Warrant”) to purchase up to Five Hundred Thousand (500,000) shares of the Company’s common stock, to Peak One Opportunity Fund, L.P. (“Peak One”). Pursuant to a Securities Purchase Agreement, dated February 7, 2023 (the “Purchase Agreement”), the Debenture was sold to Peak One for a purchase price of $1,000,000, representing an original issue discount of ten percent (10%).  During the nine months ended September 30, 2023, Peak One converted $700,000 of its principal balance into 466,664 shares of common stock of the Company.

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

For the Nine Months Ended September 30, 2023 and 2022 (Unaudited)

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

For the Nine Months Ended September 30, 2023 and 2022 (Unaudited)

8.	Notes Payable (continued)

The Company incurred $80,000 in debt issuance costs in connection with the Debenture. In addition, the initial fair value of the Peak Warrant amounted to $278,239 and the fair value of the restricted shares amounted to $76,000, both of which have been recorded as a debt discount and will be amortized over the effective rate method. For the three months ended September 30, 2023, the Company recognized amortization of debt issuance costs and debt discount of $20,000 and $113,560, respectively. For the nine months ended September 30, 2023, the Company recognized amortization of debt issuance costs and debt discount of $53,333 and $302,826, respectively. As of September 30, 2023, the unamortized debt issuance costs and debt discount amounted to $26,667 and $151,413, respectively.

On May 16, 2023, SG Building, entered into a Cash Advance Agreement (“Cash Advance Agreement”) with Cedar Advance LLC (“Cedar”) pursuant to which SG Building sold to Cedar $710,500 of its future receivables for a purchase price of $500,000. Cedar is expected to withdraw $25,375 a week directly from SG Building, until the $710,500 due to Cedar is paid in full. In the event of a default (as defined in the Cash Advance Agreement), Cedar, among other remedies, can demand payment in full of all amounts remaining due under the Cash Advance Agreement. SG Building’s obligations under the Cash Advance Agreement have been guaranteed by SG Echo.SG Building incurred $25,000 in debt issuance costs in connection with the Cash Advance Agreement. As of September 30, 2023, the unamortized debt issuance costs amounted to $14,286.

On September 26, 2023, SG Building and Cedar entered into a second Cash Advance Agreement pursuant to which SG Building sold to Cedar $1,171,500 of its future receivables for a purchase price of $825,000. Cedar is expected to withdraw $41,800 a week directly from SG building, until the $1,171,500 due to Cedar is paid in full. In the event of a default (as defined in the Cash Advance Agreement), Cedar, among other remedies, can demand payment in full of all amounts remaining due under the Cash Advance Agreement. SG Building’s obligations under the Cash Advance Agreement have been guaranteed by SG Echo.

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

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2023 and 2022 (Unaudited)

8.	Notes Payable (continued)

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

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2023 and 2022 (Unaudited)

8.	Notes Payable (continued)

SG Echo incurred $60,120 in debt issuance costs in connection with the Secured Note. For the three months ended September 30, 2023, the Company recognized amortization of debt issuance costs of $10,020. As of September 30, 2023, the unamortized debt issuance costs amounted to $60,100.

On June 23 2023, SG DevCorp, entered into a Loan Agreement (the “BCV Loan Agreement”) with a Luxembourg-based specialized investment fund, BCV S&G DevCorp (“BCV S&G”), for up to $2,000,000 in proceeds, of which it originally received $1,250,000. The Loan Agreement provides that the loan provided thereunder will bear interest at 14% per annum and mature on December 1, 2024. The loan may be repaid by SG DevCo at any anytime following the twelve-month anniversary of its issue date. The loan is secured by 1,999,999 of our shares of SG DevCorp’s common stock (the “Pledged Shares”), which were pledged pursuant to an escrow agreement (the “Escrow Agreement”) with SG DevCorp’s transfer agent, and which represent 19.99% of SG DevCorp’s outstanding shares. The fees associated with the issuance include $70,000 paid to BCV S&G for the creation of the BCV Loan Agreement and $27,500 payable to BCV S&G per annum for maintaining the BCV Loan Agreement. Additionally, $37,500 in broker fees has been paid to Bridgeline Capital Partners S.A. on the principal amount raised of $1,250,000 raised to date. As of September 30, 2023, the Company has paid $35,000 in debt issuance costs. The BCV Loan Agreement provided that if SG DevCorp’s shares of common stock were not listed on The Nasdaq Stock Market on before August 30, 2023 or if following such listing the total market value of the Pledged Shares falls below twice the face value of the loan, the loan would be further secured by SG DevCorp’s St. Mary’s industrial site, consisting of 29.66 acres and a proposed manufacturing facility in St. Mary’s, Georgia. For the three months ended September 30, 2023, the Company recognized amortization of debt issuance costs of $410,118. As of September 30, 2023, the unamortized debt issuance costs amounted to $233,412.

On August 16, 2023, SG DevCorp secured an additional $500,000 in bridge funding from BCV S&G under the BCV Loan Agreement.

On August 25, 2023, SG DevCorp and BCV S&G amended the BCV Loan Agreement (“Amendment No. 1”) to change the date upon which SG DevCorp’s shares must be listed on The Nasdaq Stock Market from August 30, 2023 to September 15, 2023. According to Amendment No. 1, if SG DevCorp’s shares of common stock were not listed on The Nasdaq Stock Market before September 15, 2023 or if following such listing the total market value of the Pledged Shares falls below twice the face value of the loan, the loan will be further secured by a security interest in the St. Mary’s Site.

On September 11, 2023, SG DevCorp and BCV S&G amended the BCV Loan Agreement (“Amendment No. 2”) to change the date upon which SG DevCorp’s shares must be listed on The Nasdaq Stock Market from September 15, 2023 to September 30, 2023. According to Amendment No. 2, if SG DevCorp’s shares of common stock were not listed on The Nasdaq Stock Market before September 30, 2023 or if following such listing the total market value of the Pledged Shares falls below twice the face value of the loan, the loan will be further secured by a security interest in the St. Mary’s Site. Following the listing, the total market value of the Pledged Shares has fallen below twice the face value of the loan and SG DevCorp and BCV S&G are in discussions regarding alternatives.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2023 and 2022 (Unaudited)
9.	Leases

The Company leases an office, a manufacturing plant and certain equipment under non-cancellable operating lease agreements. The leases have remaining lease terms ranging from one year to ten years.

Supplemental balance sheet information related to leases is as follows:

Balance Sheet Location		September 30, 2023
Operating Leases
Right-of-use assets, net		$628,181

Current liabilities	Lease liability, current maturities	227,753
Non-current liabilities	Lease liability, net of current maturities	397,067
Total operating lease liabilities		$624,820

Finance Leases
Right-of-use assets		$1,575,478

Current liabilities	Lease liability, current maturities	773,385
Non-current liabilities	Lease liability, net of current maturities	336,960
Total finance lease liabilities		$1,110,345

Weighted Average Remaining Lease Term
Operating leases		2.00 years
Finance leases		1.26 years
Weighted Average Discount Rate
Operating leases		3%
Finance leases		3%

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

Anticipated future lease costs, which are based in part on certain assumptions to approximate minimum annual rental commitments under non-cancellable leases, are as follows:

Year Ending December 31:	Operating	Financing	Total
2023 (remaining)	$81,000	$400,934	$481,934
2024	324,000	801,869	1,125,869
2025	243,000	133,645	376,645
Total lease payments	648,000	1,336,448	1,984,448
Less: Imputed interest	24,910	34,452	59,362
Present value of lease liabilities	$623,090	$1,301,996	$1,925,086

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2023 and 2022 (Unaudited)

10.	Net Income (Loss) Per Share

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

At September 30, 2023, there were options and warrants of 36,436 and 2,525,020 respectively, outstanding that could potentially dilute future net income per share. Because the Company had a net loss as of September 30, 2023, it is prohibited from including potential common shares in the computation of diluted per share amounts. Accordingly, the Company has used the same number of shares outstanding to calculate both the basic and diluted loss per share. At September 30, 2022, there were restricted stock units, options and warrants of 757,450, 36,436 and 2,025,520 shares of common stock, respectively, outstanding that could potentially dilute future net income per share.

11.	Construction Backlog

The following represents the backlog of signed construction and engineering contracts in existence at September 30, 2023 and December 31, 2022, which represents the amount of revenue the Company expects to realize from work to be performed on uncompleted contracts in progress and from contractual agreements in effect at September 30, 2023 and December 31, 2022, respectively, on which work has not yet begun:

	2023	2022
Balance - beginning of period	$6,810,762	$3,217,909
New contracts and change orders during the period	11,756,360	13,803,733
Adjustments and cancellations, net	—	1,086,301
Subtotal	18,567,122	18,107,943
Less: contract revenue earned during the period	(14,566,351)	(11,297,181)
Balance - end of period	$4,000,771	$6,810,762

The Company’s remaining backlog as of September 30, 2023 represents the remaining transaction price of firm contracts for which work has not been performed and excludes unexercised contract options.

The Company expects to satisfy its backlog which represents the remaining unsatisfied performance obligation on contracts as of September 30, 2023 over the following period:

2023
Within 1 year	$4,000,771
1 to 2 years	—
Total Backlog	$4,000,771

Although backlog reflects business that is considered to be firm, cancellations, deferrals or scope adjustments may occur. Backlog is adjusted to reflect any known project cancellations, revisions to project scope and cost and project deferrals, as appropriate.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2023 and 2022 (Unaudited)

12.	Stockholders’ Equity

Financings

Registered Direct Offering –

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

For the Nine Months Ended September 30, 2023 and 2022 (Unaudited)

12.	Stockholders’ Equity (continued)

In connection with the EP Agreement, the Company issued to Investments, the general partner of Peak One, 75,000 shares of its common stock, and agreed to file a registration statement registering the common stock issued or issuable to Peak One and Investments under the Agreement for resale with the Securities and Exchange Commission within 60 calendar days of the Agreement, as more specifically set forth in the Rights Agreement. The registration statement was declared effective on April 14, 2023

The obligation of Peak One to purchase the Company’s common stock under the EP Agreement began on the date of the EP Agreement, and ends on the earlier of (i) the date on which Peak One shall have purchased common stock pursuant to the EP Agreement equal to the Maximum Commitment Amount, (ii) thirty six (36) months after the date of the EP Agreement, (iii) written notice of termination by the Company or (iv) the Company’s bankruptcy or similar event (the “Commitment Period”), all subject to the satisfaction of certain conditions set forth in the EP Agreement.

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

Common Stock Issued for Services – During the nine months ended September 30, 2023, the Company issued 337,512 shares of common stock for services provided. The value of the shares amounted to $484,825.

Restricted Stock Units – During the nine months ended September 30, 2023, the Company issued 3,014,617 shares of common stock for previously vested restricted stock units. During the nine months ended September 30, 2022, the Company issued 43,333 shares of common stock for previously vested restricted stock units.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2023 and 2022 (Unaudited)

13.	Segments and Disaggregated Revenue

	Construction	Medical	Development	Corporate and support	Consolidated
Nine Months Ended September 30, 2023
Revenue	$14,566,351	$—	$—	$—	$14,566,351
Cost of revenue	15,138,225	—	—	—	15,138,225
Operating expenses	68,384	139,135	1,801,364	9,265,290	11,274,173
Operating loss	(640,258)	(139,135)	(1,801,364)	(9,265,290)	(11,846,047)
Other income (expense)	(56,796)	—	(814,601)	34,346	(837,051)
Income (loss) before income taxes	(697,054)	(139,135)	(2,615,965)	(9,230,944)	(12,683,098)
Net income attributable to non-controlling interest	—	—	—	—	—
Net income (loss) attributable to common stockholders of Safe & Green Holdings Corp.	$(697,054)	$(139,135)	$(2,615,965)	$(9,230,944)	$(12,683,098)

Total assets	$7,111,643	$4,581	$11,652,465	$6,565,385	$25,334,074
Depreciation and amortization	$146,917	$—	$208,412	$1,391,743	$1,747,072
Capital expenditures	$—	$—	$—	$530,055	$530,055

	Construction	Medical	Development	Corporate and support	Consolidated
Nine Months Ended September 30, 2022
Revenue	$8,648,873	$11,640,953	$—	$—	$20,289,826
Cost of revenue	8,689,924	8,506,681	—	—	17,196,605
Operating expenses	399,911	52,336	1,313,196	4,738,928	6,504,371
Operating income (loss)	(440,962)	3,081,936	(1,313,196)	(4,738,928)	(3,411,150)
Other income (expense)	487,339	—	(173,726)	33,518	347,131
Income (loss) before income taxes	46,377	3,081,936	(1,486,922)	(4,705,410)	(3,064,019)
Net income attributable to non-controlling interest	—	1,522,101	—	—	1,522,101
Net income (loss) attributable to common stockholders of Safe & Green Holdings Corp.	$46,377	$1,559,835	$(1,486,922)	$(4,705,410)	$(4,586,120)

Total assets	$11,442,445	$2,191,019	$8,947,444	$6,376,008	$28,956,916
Depreciation and amortization	$429,056	$40,230	$—	$—	$469,286
Capital expenditures	$1,094,222	$—	$893,785	$8,193	$1,996,200
Inter-segment revenue elimination	$—	$—	$—	$—	$—

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2023 and 2022 (Unaudited)

13.	Segments and Disaggregated Revenue (continued)

	Construction	Medical	Development	Corporate and support	Consolidated
Three Months Ended September 30, 2023
Revenue	$3,965,361	$—	$—	$—	$3,965,361
Cost of revenue	4,501,393	—	—	—	4,501,393
Operating expenses	(108,603)	138,240	583,987	1,825,464	2,439,088
Operating loss	(427,429)	(138,240)	(583,987)	(1,825,464)	(2,975,120)
Other income (expense)	(308,988)	—	(339,556)	15,530	(633,014)
Income (loss) before income taxes	(736,417)	(138,240)	(923,543)	(1,809,934)	(3,608,134)
Net income attributable to non-controlling interest	—	—	—	—	—
Net income (loss) attributable to common stockholders of Safe & Green Holdings Corp.	$(736,417)	$(138,240)	$(923,543)	$(1,809,934)	$(3,608,134)

Total assets	7,111,643	4,581	11,652,465	6,565,385	25,334,074
Depreciation and amortization	$53,147	$—	$121,706	$432,707	$607,560
Capital expenditures	$—	$—	$3,805	$526,252	$530,057

	Construction	Medical	Development	Corporate and support	Consolidated
Three Months Ended September 30, 2022
Revenue	$2,692,519	$1,437,738	$—	$—	$4,130,257
Cost of revenue	2,693,451	1,601,980	—	—	4,295,431
Operating expenses	192,266	25,271	436,798	1,582,677	2,237,012
Operating income (loss)	(193,198)	(189,513)	(436,798)	(1,582,677)	(2,402,186)
Other income (expense)	(3,563)	—	(52,157)	9,755	(45,965)
Income (loss) before income taxes	(196,761)	(189,513)	(488,955)	(1,572,922)	(2,448,151)
Net income attributable to non-controlling interest	—	(94,568)	—	—	(94,568)
Net income (loss) attributable to common stockholders of Safe & Green Holdings Corp.	$(196,761)	$(94,945)	$(488,955)	$(1,572,922)	$(2,353,583)

Total assets	11,442,445	2,191,019	8,947,444	6,376,008	28,956,916
Depreciation and amortization	$142,301	$13,410	$2,157	$—	$157,868
Capital expenditures	$244,201	$—	$—	$—	$244,201

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2023 and 2022 (Unaudited)

14.	Warrants

In conjunction with the June 2017 Public Offering, the Company issued to certain affiliates of the underwriters, as compensation, warrants to purchase an aggregate of 4,313 shares of common stock at an exercise price of $125.00 per share. The warrants were exercisable at the option of the holder on or after June 21, 2018 and expired June 21, 2023.The fair value of the warrants was calculated utilizing a Black-Scholes model and amounted to $63,796. The fair market value of the warrants as of the date of issuance has been included in issuance costs in additional paid-in capital.

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

In conjunction with the Underwriting Agreement in May 2020, the Company issued to the underwriter, as compensation, warrants to purchase an aggregate of 300,000 shares of common stock at an initial exercise price of $3.14 per share. The warrants are exercisable at the option of the holder on or after November 6, 2021 and expire May 5, 2025. As of September 30, 2023 and December 31, 2022, 73,700 of such warrants are outstanding.

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

On October 26, 2016, the Company’s Board of Directors approved the issuance of up to 25,000 shares of the Company’s common stock in the form of restricted stock or options (“2016 Stock Plan”). Effective January 20, 2017, the 2016 Stock Plan was amended and restated as the SG Blocks, Inc. Stock Incentive Plan, as further amended effective June 1, 2018 and as further amended on July 30, 2020 and as further amended on August 18, 2021, and as further amended on October 5, 2023, (the “Incentive Plan”). The Incentive Plan authorizes the issuance of up to 8,625,000 shares of common stock.  It authorizes the issuance of equity-based awards in the form of stock options, stock appreciation rights, restricted shares, restricted share units, other share-based awards and cash-based awards to non-employee directors and to officers, employees and consultants of the Company and its subsidiary, except that incentive stock options may only be granted to the Company’s employees and its subsidiary’s employees. The Incentive Plan expires on October 26, 2026, and is administered by the Company’s Compensation Committee of the Board of Directors. Each of the Company’s employees, directors, and consultants are eligible to participate in the Incentive Plan. As of September 30, 2023, there were 0 shares of common stock available for issuance under the Incentive Plan.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2023 and 2022 (Unaudited)

15.	Share-based Compensation (continued)

Stock-Based Compensation Expense

Stock-based compensation expense is included in the condensed consolidated statements of operations as follows:

	Nine Months Ended September 30,
	2023	2022
Payroll and related expenses	$3,210,631	$1,874,857
Total	$3,210,631	$1,874,857

	Three Months Ended September 30,
	2023	2022
Payroll and related expenses	$—	$594,694
Total	$—	$594,694

The following table presents total stock-based compensation expense by security type included in the condensed consolidated statements of operations:

	Nine Months Ended September 30,
	2023	2022
Stock options	$—	$—
Restricted Stock Units	$3,210,631	$1,874,857
Total	$3,210,631	$1,874,857

	Three Months Ended September 30,
	2023	2022
Stock options	$—	$—
Restricted Stock Units	$—	$594,694
Total	$—	$594,694

Stock-Based Option Awards

The Company has issued no stock-based options during the nine months ended September 30, 2023 or 2022.

Because the Company does not have significant historical data on employee exercise behavior, the Company uses the “Simplified Method” to calculate the expected life of the stock-based option awards granted to employees. The simplified method is calculated by averaging the vesting period and contractual term of the options.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2023 and 2022 (Unaudited)

15.	Share-based Compensation (continued)

The following table summarizes stock-based option activities and changes during the nine months ended September 30, 2023 as described below:

	Shares	Weighted Average Fair Value Per Share	Weighted Average Exercise Price Per Share	Weighted Average Remaining Terms (in years)	Aggregate Intrinsic Value
Outstanding – December 31, 2022	36,436	24.80	78.71	4.34	—
Granted	—	—	—	—	—
Exercised	—	—	—	—	—
Cancelled	—	—	—	—	—
Outstanding – September 30, 2023	36,436	24.80	78.71	3.84	—
Exercisable – December 31, 2022	36,436	24.80	78.71	4.34	—
Exercisable – September 30, 2023	36,436	24.80	78.71	3.84	—

For the three months ended September 30, 2023 and 2022, the Company recognized stock-based compensation expense of $0 and $0, respectively, related to stock options. For the nine months ended September 30, 2023 and 2022, the Company recognized stock-based compensation expense of $0 and $0, respectively, related to stock options. This expense is included in payroll and related expenses in the accompanying condensed consolidated statements of operations.

As of September 30, 2023, there was no unrecognized compensation costs related to non-vested stock options and all options have been expensed. The intrinsic value is calculated as the difference between the fair value of the stock price at year end and the exercise price of each of the outstanding stock options. The fair value of the stock price at September 30, 2023 was $0.60 per share.

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

During the three months ended June 30, 2023, a total of 316,834 of restricted stock units were granted to Mr. Galvin and six employees of the Company under the Company's stock-based compensation plan, at the fair value of $0.85 to $1.01 per share, which represents the closing price of the Company's common stock at the grant date. The restricted stock units granted vest in equal quarterly installments over a two-year period.

On April 4, 2023, a total of 268,166 of restricted stock units were granted to five of the Company's non-employee directors, under the Company's stock-based compensation plan, at the fair value of $1.01 per share, which represents the closing price of the Company's common stock on April 4, 2023. The restricted stock units granted vest in equal quarterly installments over a two-year period

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2023 and 2022 (Unaudited)

15.	Share-based Compensation (continued)

As of September 30, 2023, all outstanding restricted stock vesting has been accelerated and there are no unvested restricted stock units.

For the three months ended September 30, 2023 and 2022, the Company recognized stock-based compensation of $0 and $594,694 related to restricted stock units. For the nine months ended September 30, 2023 and 2022, the Company recognized stock-based compensation of $3,210,631 and $1,874,857 related to restricted stock units. This expense is included in the payroll and related expenses, general and administrative expenses, and marketing and business development expense in the accompanying condensed consolidated statement of operations. As of September 30, 2023, there was no unrecognized compensation costs related to non-vested restricted stock units.

The following table summarized restricted stock unit activities during the nine months ended September 30, 2023:

Number of Shares
Non-vested balance at January 1, 2023	1,190,935
Granted	585,000
Vested	(1,775,935)
Forfeited/Expired	—
Non-vested balance at September 30, 2023	—

16.	Commitments and Contingencies

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

For the Nine Months Ended September 30, 2023 and 2022 (Unaudited)

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

For the Nine Months Ended September 30, 2023 and 2022 (Unaudited)

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

For the Nine Months Ended September 30, 2023 and 2022 (Unaudited)

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

For the Nine Months Ended September 30, 2023 and 2022 (Unaudited)

16.	Commitments and Contingencies (continued)

A status conference was held on November 16, 2022 at which time the Court entered a scheduling order for the conducting of discovery. After mediation before the Court on March 14, 2023, the parties entered into a settlement agreement and mutual release on May 4, 2023.

Safe & Green Holdings Corp. v. Shaw et al.,

On March 15, 2023, the Company commenced an action against two shareholders, John William Shaw and Leo Patrick Shaw (the “Shaw Stockholders”), in the United States District Court for the Southern District of New York, captioned Safe and Green Holdings Corp. v. Shaw et al., 1:23-cv-02244, for violations of the short swing profit rule pursuant to Section 16(b) of the Securities and Exchange Act of 1934. On September 26, 2023, the Company entered into a settlement agreement with (the “Shaw Stockholders”) resolving this lawsuit pursuant to which the Company received a three-month irrevocable proxy from the Shaw Stockholders giving the Company the right to vote the shares of common stock held by them. Upon payment of $10,000, the Company may extend for 45 days the expiration date of the irrevocable proxies.

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

On July 5, 2022, the Company entered into an amendment to its employment agreement, dated January 1, 2017, as amended, with Paul Galvin, to provide for the payment of an annual base salary of $500,000 and on September 19, 2023 the agreement was amended to increase the annual base salary to $750,000. All other terms of the employment agreement remain in full force and effect.

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

The Company has evaluated all events or transactions that occurred after September 30, 2023 through November 14, 2023, which is the date that the condensed financial statements were available to be issued. During this period, there were no material subsequent events requiring recognition or disclosure besides below.

On October 5, 2023, at the Company’s Special Meeting of Stockholders (the “Special Meeting”), the Company’s stockholders approved an amendment (the “Amendment”) to the Safe & Green Holdings Corp. Stock Incentive Plan (the “Plan”). The Amendment increased the total number of shares of the Company’s common stock authorized for issuance under the Plan by 5,000,000 shares to 8,625,000 shares. The material terms and conditions of the Plan are described in the Company’s definitive proxy statement filed with the Securities and Exchange Commission on September 6, 2023 (the “Proxy Statement”).

On October 16, 2023, the Company filed a Certificate of Amendment to its Certificate of Incorporation (the “Certificate of Amendment”) with the Secretary of State of Delaware that increased the number of the Company’s authorized shares of common stock, $0.01 par value per share, from 25,000,000 shares to 75,000,000 shares. This Certificate of Amendment was approved by the Company’s stockholders at the Company’s 2023 Special Meeting.

As previously disclosed, the Company had notified William Rogers that his employment agreement (the “Employment Agreement”) with the Company would not be renewed for a full one-year term upon its expiration on September 26, 2023; however, the Company had offered Mr. Rogers a two-month extension of his agreement. The Company anticipated that, upon the expiration of his Employment Agreement, Mr. Rogers would continue to be employed by the Company as an employee-at-will.

On October 20, 2023, the Company and Mr. Rogers entered into a mutual settlement and release agreement (the “Release Agreement”) in order to resolve any and all claims and disputes between them, including but not limited to, claims arising under the Employment Agreement. Pursuant to the terms of the Release Agreement, (i) the Company agreed to pay Mr. Rogers a settlement payment equal to $75,000 for his lost vacation, life insurance and related costs through December 31, 2023; (ii) the parties agreed to extend Mr. Roger’s Employment Agreement through December 31, 2023, at which point the Employment Agreement will end as a mutual termination; (iii) the parties agreed that Mr. Rogers’ title under the Employment Agreement will change from COO to Project Development Advisor and he will report to David Villarreal for the remaining term of the Employment Agreement and all other terms of the Employment Agreement will remain unchanged, including Mr. Roger’s right to receive RSU’s and right to accrue additional vacation days; (iv) Safe and Green Development Corporation, a majority-owned subsidiary of the Company (“DevCo”), and Mr. Rogers will enter into a consulting agreement that will commence on January 1, 2024 (the “Consulting Agreement”); (v) the parties acknowledged that Mr. Rogers will be eligible for grants of equity awards under DevCo’s stock incentive plan; (vi) the non-compete provisions of the Employment Agreement were extended through December 31, 2023; (vii) the parties released each other from any and all claims and potential claims relating to or arising as a result of the Employment Agreement or any issues related thereto; and (viii) the parties agreed not to disparage each other.

Simultaneously with the execution of the Release Agreement, Mr. Rogers entered into the Consulting Agreement with DevCo. The term of the Consulting Agreement will commence on January 1, 2024, will continue for a period of one year and will then convert to a rollover annual contract or on a month-to-month basis, as mutually agreed to be the parties. Pursuant to the Consulting Agreement, Mr. Rogers will provide advisory and consulting services for the construction of DevCo’s operational facility projects. During the term of the Consulting Agreement, DevCo will pay Mr. Rogers a monthly consulting fee of $15,000. In addition, the parties agreed that Mr. Rogers shall invoice DevCo for time spent over 60 hours per month providing such consulting services, at a rate of $250 per hour. In addition, during the term of the Consulting Agreement, DevCo will (i) pay to Mr. Rogers the per month costs to cover his COBRA expenses, and (ii) reimburse Mr. Rogers for his reasonable and necessary out-of-pocket expenses incurred in performing the consulting services. The Consulting Agreement also provides that Mr. Rogers will be entitled to receive and that DevCo will issue, subject to board approval, grants of restricted stock unit awards.

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

We are a provider of modular facilities (“Modules”). We currently provide Modules made out of both code-engineered cargo shipping containers and wood for use as both permanent or temporary structures for residential housing use and commercial use, including for health care facilities. Prior to the COVID-19 pandemic, the Modules we supplied were primarily for retail, restaurant and military use and were manufactured by third party suppliers using our proprietary technology and design and engineering expertise, which modifies code-engineered cargo shipping containers and purpose-built modules for use for safe and sustainable commercial, industrial and residential building. Since our acquisition in September 2020 of Echo DCL, LLC (“Echo”), one of our key supply chain providers, we now have more control over the manufacturing process and have increased our product offerings to add Modules made out of wood. In March 2020, in response to the COVID-19 pandemic we began increasing our focus on providing our Modules as health care facilities for deployable medical response solutions. In February 2023, we entered into an agreement with The Peoples Health Care, in Glendale, California, working in conjunction with Teamsters Local 848, to deliver four Modules to provide medical services to union members. In March 2023, we formed Safe & Green Medical Corporation to focus on our medical segment with an objective to establish a national presence with various clinics and labs that cater to the specific needs of local communities. During 2021, through our subsidiary, Safe and Green Development Corporation. (“SG DevCorp”), we also began to focus on acquiring property to build multi-family housing communities that allows us to utilize the manufacturing services of  Echo. SG Environmental Solutions Corp. (“SG Environmental”), formed in Delaware is focused on biomedical waste removal and will utilize a patented technology that it licenses to shred and disinfect biomedical waste, rendering the waste disinfected, unrecognizable, and of no greater risk to the public health than residential household waste.

SG DevCorp develops, co-develops builds and finances single and multi-family homes in underserved regions nationally using modules built in one of our vertically integrated factories. SG DevCorp has a minority interest in Norman Berry II Owners LLC and JDI-Cumberland Inlet LLC.

Recent Developments

In December 2022, we announced our plan to separate our company and SG DevCorp into two separate publicly traded companies (the “Separation”). To implement the Separation, on September 27, 2023 (the “Distribution Date”), we, effected a pro rata distribution to our stockholders of approximately 30% of the outstanding shares of SG DevCorp’s common stock (the “Distribution”). In connection with the Distribution, each of our stockholders received 0.930886 shares of SG DevCorp’s common stock for every five (5) shares of our common stock held as of the close of business on September 8, 2023, the record date for the Distribution, as well as a cash payment in lieu of any fractional shares. Immediately after the Distribution, SG DevCorp was no longer a wholly owned subsidiary of ours and we held and continue to hold approximately 70% of SG DevCorp’s issued and outstanding securities. On September 28, 2023, SG DevCorp’s common stock began trading on the Nasdaq Capital Market under the symbol “SGD.”

In connection with the Separation and Distribution, we entered into a separation and distribution agreement and several other agreements with SG Devcorp. These agreements provide for the allocation between us and SG DevCorp of the assets, employees, liabilities and obligations (including, among others, investments, property, employee benefits and tax-related assets and liabilities) of us and our subsidiaries attributable to periods prior to, at and after the Separation and will govern the relationship between us and SG DevCorp subsequent to the completion of the Separation. In addition to the separation and distribution agreement, the other principal agreements entered into with us included a tax matters agreement and a shared services agreement.

Results of Operations

Nine Months Ended September 30, 2023 and 2022:

	For the Nine Months Ended September 30, 2023	For the Nine Months Ended September 30, 2022
Total revenue	$14,566,351	$20,289,826
Total cost of revenue	(15,138,225)	(17,196,605)
Total payroll and related expenses	(6,318,728)	(3,650,553)
Total operating expenses	(4,955,445)	(2,853,818)
Total operating loss	(11,846,047)	(3,411,150)
Total other income (expense)	(837,051)	347,131
Total loss before income tax	(12,683,098)	(3,064,019)
Add: Net income attributable non-controlling interest	—	1,522,101
Net loss attributable to common stockholders of Safe & Green Holdings Corp.	$(12,683,098)	$(4,586,120)

Revenue

During the nine months ended September 30, 2023, we derived revenue solely from our construction segment. Total revenue for the nine months ended September 30, 2023 was $14,566,351 compared to $20,289,826 for the nine months ended September 30, 2022. This decrease of $5,723,475 or approximately 28.21% was mainly driven by no medical revenue during the nine months ended September 30, 2023, and by an increase in construction services of $5,998,783.

Cost of Revenue and Gross Profit

Cost of revenue was $15,138,225 for the nine months ended September 30, 2023, compared to $17,196,605 for the nine months ended September 30, 2022. The decrease of $2,058,380 or a decrease of approximately 11.97%, is primarily related to no services being provided for the medical segment during the nine months ended September 30, 2023.

Gross profit (loss) was $(571,874) and $3,093,221 for the nine months ended September 30, 2023 and 2022, respectively.

Gross profit (loss) margin percentage decreased to (4)% for the nine months ended September 30, 2023 compared to 15.25% for the nine months ended September 30, 2022 primarily due to no engineering services and medical revenue being generated during the nine months ended September 30, 2023.

Operating Expenses

Payroll and related expenses for the nine months ended September 30, 2023 were $6,318,728 compared to $3,650,553 for the nine months ended September 30, 2022. This increase was primarily caused by an increase in headcount and salary expenses during the nine months ended September 30, 2023, as well as the vesting of additional restricted stock units during 2023.

Other operating expenses (general and administrative expenses, marketing and business development expenses, pre-project expenses) for the nine months ended September 30, 2023 were $4,955,445 compared to $2,853,818 for the nine months ended September 30, 2022.

Other Income (Expense)

Interest income for the nine months ended September 30, 2023 was $22,002 mainly derived from bank interest and interest associated with an outstanding note receivable. There was $33,518 of interest income for the nine months ended September 30, 2022. There was $690,939 and $488,346 of other income for the nine months ended September 30, 2023 and 2022. Interest expense for the nine months ended September 30, 2023 and 2022 was $1,549,992 and $174,733, respectively. The increase in interest expense resulted from an increase in notes payable balances during 2023.

Three Months Ended September 30, 2023 and 2022:

	For the Three Months Ended September 30, 2023	For the Three Months Ended September 30, 2022
Total revenue	$3,965,361	$4,130,257
Total cost of revenue	(4,501,393)	(4,295,431)
Total payroll and related expenses	(819,909)	(1,294,857)
Total operating expenses	(1,619,179)	(1,042,155)
Total operating loss	(2,975,120)	(2,502,186)
Total other income (expense)	(633,014)	(45,965)
Total loss before income tax	(3,608,134)	(2,548,151)
Add: Net income attributable non-controlling interest	—	(94,568)
Net loss attributable to common stockholders of Safe & Green Holdings Corp.	$(3,608,134)	$(2,453,583)

Revenue

During the three months ended September 30, 2023, we derived revenue solely from our construction segment. Total revenue for the three months ended September 30, 2023 was $3,965,361 compared to $4,130,257 for the three months ended September 30, 2022. This decrease of $164,896 or approximately 3.99% was mainly driven by  an increase in construction services,  and no medical revenue for the three months ended September 30, 2023.

Cost of Revenue and Gross Profit

Cost of revenue was $4,501,393 for the three months ended September 30, 2023, compared to $4,295,431 for the three months ended September 30, 2022. The increase of $205,962 or an increase of approximately 4.79%, is primarily related to increase in construction services during the three months ended September 30, 2023.

Gross profit  (loss) was $(536,032) and $(165,174) for the three months ended September 30, 2023 and 2022, respectively.

Gross (loss) margin percentage decreased to (14)% for the three months ended September 30, 2023 compared to (4)% for the three months ended September 30, 2022 primarily due to no medical revenue being generated during the three months ended September 30, 2023.

Operating Expenses

Payroll and related expenses for the three months ended September 30, 2023 were $819,909 compared to $1,294,857 for the three months ended September 30, 2022. This decrease was primarily caused by a decrease in headcount and salary expenses during the three months ended September 30, 2023.

Other operating expenses (general and administrative expenses, marketing and business development expenses, pre-project expenses) for the three months ended September 30, 2023 were $1,619,179 compared to $1,042,155 for the three months ended September 30, 2022.

Other Income (Expense)

Interest income for the three months ended September 30, 2023 was $3,186 mainly derived from bank interest and interest associated with an outstanding note receivable. There was $9,756 of interest income for the three months ended September 30, 2022. There was $102,449  and $(2,963) of other income for the three months ended September 30, 2023 and 2022. Interest expense for the three months ended September 30, 2023 and 2022 was  $738,649 and $52,758 respectively. The increase in interest expense resulted from an increase in notes payable balances during 2023.

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

Our operations for the three months ended September 30, 2023 and 2022 may not be indicative of our future operations.

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

Liquidity and Capital Resources

As of September 30, 2023 and December 31, 2022 we had an aggregate of $712,906 and $582,776, respectively, of cash and cash equivalents and short-term investments.

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

On February 7, 2023, we closed a private placement offering (the “Offering”) of One Million One Hundred Thousand Dollars ($1,100,000.00) in principal amount of the Company’s 8% convertible debenture (the “Debenture”) and a warrant (the “Warrant”) to purchase up to Five Hundred Thousand (500,000) shares of our common stock, to Peak One Opportunity Fund, L.P. (“Peak One”). Pursuant to a Securities Purchase Agreement, dated February 7, 2023 (the “Purchase Agreement”), the Debenture was sold to Peak One for a purchase price of $1,000,000, representing an original issue discount of ten percent (10%). In connection with the Offering we paid $15,000 as a non-accountable fee to Peak One to cover its accounting fees, legal fees and other transactional costs incurred in connection with the transactions contemplated by the Purchase Agreement and issued 50,000 shares of our restricted common stock (the “Commitment Shares”) to Peak One Investments, LLC (“Investments”), the general partner of Peak One.  During the nine months ended September 30, 2023, Peak One converted $700,000 of its principal balance into 466,664 shares of common stock of the Company.

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

Liquidity and Capital Resources (continued)

On May 16, 2023, SG Building Blocks, Inc. (“SG Building”), entered into a Cash Advance Agreement (“Cash Advance Agreement”) with Cedar Advance LLC (“Cedar” pursuant to which SG Building sold to Cedar $710,500 of its future receivables for a purchase price of $500,000. Cedar is expected to withdraw $25,375 a week directly from SG Building, until the $710,500 due to Cedar is paid in full. In the event of a default (as defined in the Cash Advance Agreement), Cedar, among other remedies, can demand payment in full of all amounts remaining due under the Cash Advance Agreement. SG Building’s obligations under the Cash Advance Agreement have been guaranteed by SG Echo LLC (“SG Echo”).

On September 26, 2023, SG Building and Cedar entered into a second Cash Advance Agreement pursuant to which SG Building sold to Cedar $1,171,500 of its future receivables for a purchase price of $825,000. Cedar is expected to withdraw $41,800 a week directly from SG building, until the $1,171,500 due to Cedar is paid in full. In the event of a default (as defined in the Cash Advance Agreement), Cedar, among other remedies, can demand payment in full of all amounts remaining due under the Cash Advance Agreement. SG Building’s obligations under the Cash Advance Agreement have been guaranteed by SG Echo.

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

The Factoring Agreement has an initial term of thirty-six (36) months from the first day of the month following the date the first purchased accounts receivable is purchased. Unless terminated by SG Echo, not less than sixty (60) but not more than ninety (90) days before the end of the initial term, the Factoring Agreement will automatically extend for an additional thirty-six (36) months. SG Echo is required to provide the same not less than sixty (60) but not more than ninety (90) days notice during any and all renewal terms in order to terminate the Factoring Agreement, and if no notice is provided, the renewal term will extend for an additional thirty-six (36) month period.

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

Pursuant to a Secured Continuing Corporate Guaranty, dated June 8, 2023 (the “Corporate Guaranty”), we have guaranteed SG Echo’s obligations to SouthStar under the Secured Note and Factoring Agreement.

Pursuant to a Cross-Default and Cross Collateralization Agreement (the “Cross Default Agreement”), effective June 8, 2023, between SouthStar, SG Echo and us, SG Echo’s obligations under the Secured Note and Factoring Agreement are cross-defaulted and cross-collateralized such that any event of default under the Secured Note shall constitute an event of default under the Factoring Agreement at SouthStar’s election (and vice versa, any event of default under the Factoring Agreement shall constitute an event of default under the Secured Note at SouthStar’s election) and any collateral pledged to secure SG Echo’s obligations under the Secured Note shall also secure SG Echo’s obligations under the Factoring Agreement (and vice versa).

On June 23 2023, SG DevCorp, entered into a Loan Agreement (the “BCV Loan Agreement”) with a Luxembourg-based specialized investment fund, BCV S&G DevCorp (“BCV S&G”), for up to $2,000,000 in proceeds, of which it has raised $1,250,000 to date. The Loan Agreement provides that the loan provided thereunder will bear interest at 14% per annum and mature on December 1, 2024. The loan may be repaid by SG DevCorp at any anytime following the twelve-month anniversary of its issue date. The loan is secured by 1,999,999 shares of our shares of SG DevCorp’s common stock (the “Pledged Shares”), which were pledged by SG DevCorp pursuant to an escrow agreement (the “Escrow Agreement”) with American Stock Transfer & Trust Company, LLC, SG DevCorp’s transfer agent, and which represent 19.99% of SG DevCorp’s outstanding shares. The fees associated with the issuance include $70,000 paid to BCV S&G for the creation of the BCV Loan Agreement and $27,500 payable to BCV S&G per annum for maintaining the BCV Loan Agreement. Additionally, $37,500 in broker fees has been paid to Bridgeline Capital Partners S.A. on the principal amount raised of $1,250,000 raised to date. The BCV Loan Agreement further provides that if SG DevCorp’s shares of common stock are not listed on The Nasdaq Stock Market on before August 30, 2023 or if following such listing the total market value of the Pledged Shares falls below twice the face value of the loan, the loan will be further secured by SG DevCorp’s St. Mary’s industrial site, consisting of 29.66 acres and a proposed manufacturing facility in St. Mary’s, Georgia.

On August 16, 2023, SG DevCorp secured an additional $500,000 in bridge funding from BCV S&G under the BCV Loan Agreement.

On August 25, 2023, SG DevCorp and BCV S&G amended the BCV Loan Agreement (“Amendment No. 1”) to change the date upon which SG DevCorp’s shares must be listed on The Nasdaq Stock Market from August 30, 2023 to September 15, 2023. According to Amendment No. 1, if SG DevCorp’s shares of common stock were not listed on The Nasdaq Stock Market before September 15, 2023 or if following such listing the total market value of the Pledged Shares falls below twice the face value of the loan, the loan will be further secured by a security interest in the St. Mary’s Site.

On September 11, 2023, SG DevCorp and BCV S&G amended the BCV Loan Agreement (“Amendment No. 2”) to change the date upon which SG DevCorp’s shares must be listed on The Nasdaq Stock Market from September 15, 2023 to September 30, 2023. According to Amendment No. 2, if SG DevCorp’s shares of common stock were not listed on The Nasdaq Stock Market before September 30, 2023 or if following such listing the total market value of the Pledged Shares falls below twice the face value of the loan, the loan will be further secured by a security interest in the St. Mary’s Site. Following the listing, the total market value of the Pledged Shares has fallen below twice the face value of the loan and SG DevCorp and BCV S&G are in discussions regarding alternatives.

We continue to generate losses from operations. At September 30, 2023 and December 31, 2022 we had a cash balance of  $712,906 and $582,776, respectively. As of September 30, 2023, our stockholders’ equity was $6,417,026 compared to $14,439,562 as of December 31, 2022 and an accumulated deficit of $62,211,370. Our net loss attributable to our common stockholders for the nine months ended September 30, 2023 was $12,683,098 and net cash used in operating activities was $4,671,862.

We will need to generate additional revenues or secure additional financing sources, such as debt or equity capital, to fund future growth, which financing may not be available on favorable terms or at all. We are in the process of securing funding, which will provide the needed working capital until we are cash flow positive, which we believe will be in the first half of 2024. If we are unable to raise the necessary capital at the times we require such funding, we may need to materially change our business plan, including delaying implementation of aspects of such business plan or curtailing or abandoning such business plan altogether.

Cash Flow Summary

	Nine Months Ended September 30,
	2023	2022
Net cash provided by (used in):
Operating activities	$(4,671,862)	$(5,553,160)
Investing activities	(692,604)	(3,549,372)
Financing activities	5,494,596	(1,803,680)
Net increase/(decrease) in cash and cash equivalents	$130,130	$(10,906,212)

Operating activities used net cash of $4,671,862 during the nine months ended September 30, 2023, and used net cash of $5,553,160 during the nine months ended September 30, 2022. Generally, our net operating cash flows fluctuate primarily based on changes in our profitability and working capital. Cash used in operating activities decreased by approximately $881,298.

Investing activities used net cash of $692,604 during the nine months ended September 30, 2023, and $3,549,372 net cash during the nine months ended September 30, 2022 a decrease in cash used of $2,856,768. This  amount resulted from a decrease due to project development cost of $ 119,885, decrease of  $42,662 because of investment in and advances to equity affiliates, and a decrease of $530,055 due to purchase of  property , plant, and equipment.

Financing activities provided net cash of $5,494,596 during the nine months ended September 30, 2023. Financing activities used $1,803,680 net cash during the nine months ended September 30, 2022. This amount resulted from a decrease of $7,298,276  due to repurchase of common stock, decrease of $2,732,144 due to repayment of short term notes payable, increase of $7,609,514 from the proceeds from short term notes payable  and  warrants, net of debt issuance costs, an increase of $706, 359 due to the proceeds from long term notes payable, and  a decrease of $46,417 due to distribution to non-controlling interest.

We provide services to our construction and engineering customers in three separate phases: the design phase, the architectural and engineering phase and the construction phase. Each phase is independent of the other, but builds through a progression of concept through delivery of a completed structure. These phases may be embodied in a single contract or in separate contracts, which is typical of a design build process model. As of September 30, 2023, we had eleven projects totaling $1,306,849 under contract. Of these contracts, all eleven projects combine all three phases or parts thereof and including construction. We expect that all of this revenue will be realized by December 31, 2023.

Backlog may fluctuate significantly due to the timing of orders or awards for large projects and is not necessarily indicative of future backlog levels or the rate at which backlog will be recognized as revenue. Our backlog decreased by approximately $3,000,000 from December 31, 2022 to September 30, 2023. We expect that all of this revenue will be realized by December 31, 2023. Backlog does not include COVID tests or testing services provided through our joint venture, Clarity Mobile Venture.

There can be no assurance that our customers will decide to and/or be able to proceed with these construction projects, or that we will ultimately recognize revenue from these projects in a timely manner or at all.

Off-Balance Sheet Arrangements

As of September 30, 2023 and December 31, 2022, we had no material off-balance sheet arrangements to which we are a party.

In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector. These agreements are typically with consultants and certain vendors. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of September 30, 2023.

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

Goodwill – Goodwill represents the excess of reorganization value over the fair value of identified net assets upon emergence from bankruptcy. In accordance with the accounting guidance on goodwill, we perform our impairment test of goodwill at the reporting unit level each fiscal year, or more frequently if events or circumstances change that would more likely than not reduce the fair value of its reporting unit below its carrying value. Our evaluation of goodwill completed during the year ended December 31, 2022, resulted in no impairment loss. There was no impairment during the September 30, 2023.

Intangible assets – Intangible assets consist of $2,766,000 of proprietary knowledge and technology, which is being amortized over 20 years. In addition, included in intangible assets is $68,344 of trademarks, and $238,422 of website costs that are being amortized over 5 years. We evaluated intangible assets for impairment during the nine months ended September 30, 2023 and 2022 and determined that there are no impairment losses.

New Accounting Pronouncements

See Note 3 to the accompanying consolidated financial statements for all recently adopted and new accounting pronouncements.

Non-GAAP Financial Information

In addition to our results under GAAP, we also present EBITDA and Adjusted EBITDA for historical periods. EBITDA and Adjusted EBITDA are non-GAAP financial measures and have been presented as supplemental measures of financial performance that are not required by, or presented in accordance with, GAAP. We calculate EBITDA as net income (loss) attributable to common stockholders before interest expense, income tax benefit (expense), depreciation and amortization. We calculate Adjusted EBITDA as EBITDA before certain non-recurring, unusual or non-operational items, such as litigation expense, stock issuance expense and stock compensation expense. We believe that adjusting EBITDA to exclude the effects of these items that are not closely associated with ongoing corporate operations provides management and investors with a meaningful measure that increases period-to -period comparability of our operating performance.

We believe the presentation of EBITDA and Adjusted EBITDA is relevant and useful by enhancing the readers’ ability to understand the Company’s operating performance. Our management utilizes EBITDA and Adjusted EBITDA as a means to measure performance. EBITDA and Adjusted EBITDA are also frequently used by analysts, investors and other interested parties to evaluate companies in our industry. These measures, when used in conjunction with related GAAP financial measures, provide investors with an additional financial analytical framework that may be useful in assessing us and our results of operations.

Our measurements of EBITDA and Adjusted EBITDA may not be comparable to similar titled measures reported by other companies. Other companies, including other companies in our industry, may not use such measures or may calculate one or more of the measures differently than as presented in this Quarterly Report on Form 10-Q, limiting their usefulness as a comparative measure. EBITDA and Adjusted EBITDA are not measurements of financial performance under GAAP and should not be considered as an alternative to net income (loss) attributable to common stockholders, or any other measures of financial performance derived in accordance with GAAP. We do not consider these non-GAAP measures to be substitutes for or superior to the information provided by our GAAP financial results. . The non-GAAP information should be read in conjunction with our consolidated financial statements and related notes.

These measures also should not be construed as an inference that our future results will be unaffected by the non-recurring, unusual or non-operational items for which these non-GAAP measures make adjustments. Additionally, EBITDA and Adjusted EBITDA are not intended to be liquidity measures.

Non-GAAP Financial Information (continued)

The following is a reconciliation of EBITDA and Adjusted EBITDA to the nearest GAAP measure, net gain (loss) attributable to common stockholders:

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Net loss attributable to common stockholders of Safe & Green Holdings Corp.	$(3,608,134)	$(2,453,583)	$(12,683,098)	$(4,586,120)
Addback interest expense	738,649	52,758	1,549,992	174,733
Addback interest income	(3,186)	(9,756)	(22,002)	(33,518)
Addback depreciation and amortization	1,448,305	145,515	1,747,072	470,425
EBITDA (non-GAAP)	(1,424,366)	(2,265,066)	(9,408,036)	(3,974,480)
Addback litigation expense	—	121,830	17,361	466,959
Addback stock issued for services	—	—	484,825	—
Addback stock compensation expense	—	594,694	3,210,631	1,874,857
Adjusted EBITDA (non-GAAP)	$(1,424,366)	$(1,548,542)	$(5,695,219)	$(1,632,664)

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

Changes in Internal Control over Financial Reporting

Other than as described above, for the fiscal quarter ended September 30, 2023, there have been no changes in our internal control over financial reporting identified in connection with the evaluations required by Rule 13a-15(d) or Rule 15d-15(d) under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

At September 30, 2023 and December 31, 2022, we had cash and cash equivalents and a short-term investment, collectively, of $712,906 and $582,776 respectively. However, during the nine months ended September 30, 2023 and year ended December 31, 2022, we reported a net loss attributable to common stockholders of Safe & Green Holdings Corp. of $12,683,098 and $4,586,120, respectively, and used $4,671,862 and $5,553,160 of cash for operations, respectively. If we are not successful with our efforts to increase revenue, we could experience a shortfall in cash over the next twelve months. If there is a shortfall, we may be forced to reduce operating expenses, among other steps, all of which would have a material adverse effect on our operations going forward.

We may also seek to obtain debt or additional equity financing to meet any cash shortfalls. The type, timing and terms of any financing we may select will depend on, among other things, our cash needs, the availability of other financing sources and prevailing conditions in the financial markets. However, there can be no assurance that we will be able to secure additional funds if needed and that, if such funds are available, the terms or conditions would be acceptable to us. In addition, our inability to currently utilize a short form registration statement on Form S-3 may impair our ability to obtain capital in a timely fashion. If we are unable to secure additional financing, further reduction in operating expenses might need to be substantial in order for us to ensure enough liquidity to sustain our operations. Any equity financing would be dilutive to our stockholders. If we incur debt, we will likely be subject to restrictive covenants that significantly limit our operating flexibility and require us to encumber our assets. If we fail to raise sufficient funds and continue to incur losses, our ability to fund our operations, take advantage of strategic opportunities, or otherwise respond to competitive pressures will be significantly limited. Any of the above limitations could force us to significantly curtail or cease our operations, and you could lose all of your investment in our common stock. These circumstances have raised substantial doubt about our ability to continue as a going concern, and continued cash losses may risk our status as a going concern. Our consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

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

We have incurred losses since inception, have negative working capital of $(9,280,961) as of September 30, 2023 and have negative operating cash flows, which has raised substantial doubt about our ability to continue as a going concern. We expect our current cash and the proceeds from anticipated financings to be sufficient for working capital until we are cash flow positive, which we believe will be in the first half of 2024.

The loss of one or a few customers could have a material adverse effect on us.

A few customers have in the past, and may in the future, account for a significant portion of our revenues in any one year or over a period of several consecutive years. For example, for the nine months ended September 30, 2023 approximately 96% of our revenue was generated from one customer and for the year ended December 31, 2022, approximately 65% of our revenue was generated from three customers. Although we have contractual relationships with many of our significant customers, our customers may unilaterally reduce or discontinue their contracts with us at any time. The loss of business from a significant customer could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We rely on certain vendors to supply us with materials and products that, if we were unable to obtain, could adversely affect our business.

We have relationships with key materials vendors, and we rely on suppliers for our purchases of products from them. Any inability to obtain materials or services in the volumes required and at competitive prices from our major trading partners, the loss of any major trading partner or the discontinuation of vendor financing (if any) may seriously harm our business because we may not be able to meet the demands of our customers on a timely basis in sufficient quantities or at all. Other factors, including reduced access to credit by our vendors resulting from economic conditions, may impair our vendors’ ability to provide products in a timely manner or at competitive prices. We also rely on other vendors for critical services such as transportation, supply chain and professional services. Any negative impacts to our business or liquidity could adversely impact our ability to establish or maintain these relationships. Cost of revenue relating to two vendors represented approximately 12% of the Company’s total cost of revenue for the three months ended September 30, 2022. Cost of revenue relating to  three vendors represented approximately 10% of the Company’s total cost of revenue for the nine months ended September 30, 2022. There were no vendors representing 10% or more of the Company’s total cost of revenue for the three or nine months ended September 30, 2023.

Our clients may adjust, cancel or suspend the contracts in our backlog; as such, our backlog is not necessarily indicative of our future revenues or earnings. In addition, even if fully performed, our backlog is not a good indicator of our future gross margins.

Backlog represents the total dollar amount of revenues we expect to record in the future as a result of performing work under contracts we have been awarded. Backlog may fluctuate significantly due to the timing of orders or awards for large projects and is not necessarily indicative of future backlog levels or the rate at which backlog will be recognized as revenue. We include in backlog only those contracts for which we have reasonable assurance that the customer can obtain the permits for construction and can fund the construction. As of December 31, 2022, our backlog totaled approximately $6.8 million and as of September 30, 2023, our backlog totaled approximately $3.8 million. Our backlog is described more in detail in “Note 11—Construction Backlog” of the notes to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. We cannot provide assurance that our backlog will be realized as revenues in the amounts reported or, if realized, will result in profits. In accordance with industry practice, substantially all of our contracts are subject to cancellation, termination or suspension at our customer’s discretion. In the event of a project cancellation, we generally would not have a contractual right to the total revenue reflected in our backlog. Projects can remain in backlog for extended periods of time because of the nature of the project and the timing of the particular services required by the project. In addition, the risk of contracts in backlog being cancelled or suspended generally increases during periods of widespread economic slowdowns or in response to changes in commodity prices.

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

At September 30, 2023, there were options and warrants to purchase of 36,436 and 2,525,020, respectively, outstanding that could potentially dilute future net income per share. Because we had a net loss as of September 30, 2023, we are prohibited from including potential shares of common stock in the computation of diluted per share amounts. Accordingly, we used the same number of shares outstanding to calculate both the basic and diluted loss per share. At September 30, 2022, there were options, including options to non-employees and non-directors, restricted stock units and warrants to purchase 36,436, 2,245,186 and 2,025,520 shares of common stock, respectively, outstanding that could potentially dilute future net income per share.

If SG DevCorp were to default in its obligation to repay the loan received from BCV S&G it could adversely affect our investment in SG DevCorp.

To date, SG DevCorp has received $1,750,000 as a secured loan from BCV S&G, a Luxembourg-based specialized investment fund, and has entered into a loan agreement with BCV S&G DevCorp to receive up to $2,000,000 as a secured loan. The loan matures on December 1, 2024 and is secured by 1,999,999 of our shares of SG DevCorp’s common stock. The loan agreement, as amended, provides that if SG DevCorp’s shares of common stock were not listed on The Nasdaq Stock Market before September 30, 2023 or if following such listing the total market value of the pledged shares falls below twice the face value of the loan, the loan would be further secured by SG DevCorp’s St. Mary’s industrial site. Following the listing, the total market value of the pledged shares has fallen below twice the face value of the loan and SG DevCorp and BCV S&G are in discussions regarding alternatives. If SG DevCorp were to default in its obligation to repay the loan when due it could adversely affect our investment in SG DevCorp.

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

●        the effects of the war in the Middle East;

●        longer payment cycles;

●        credit risks and other challenges in collecting accounts receivable; and

●        the impact of each of the foregoing on outsourcing and procurement arrangements.

Failure to meet NASDAQ’s continued listing requirements could result in the delisting of our common stock, negatively impact the price of our common stock and negatively impact our ability to raise additional capital.

On November 7, 2023, Safe & Green Holdings Corp. (the “Company”) received a deficiency letter from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that for the preceding 30 consecutive business days (September 26, 2023 through November 6, 2023), the Company’s common stock did not maintain a minimum closing bid price of $1.00 (“Minimum Bid Price Requirement”) per share as required by Nasdaq Listing Rule 5550(a)(2).  In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has a compliance period of 180 calendar days, or until May 6, 2024, to regain compliance with Nasdaq Listing Rule 5550(a)(2). Compliance may be achieved automatically and without further action if the closing bid price of the Company’s common stock is at or above $1.00 for a minimum of ten consecutive business days at any time during the 180-day compliance period, in which case Nasdaq will notify the Company of its compliance and the matter will be closed. If, however, the Company does not achieve compliance with the Minimum Bid Price Requirement by May 6, 2024, the Company may be eligible for additional time to comply. In order to be eligible for such additional time, the Company will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the Minimum Bid Price Requirement, and must notify Nasdaq in writing of its intention to cure the deficiency during the second compliance period. The Company intends to actively monitor the bid price of its common stock and will consider available options to regain compliance with the Nasdaq listing requirements, including such actions as effecting a reverse stock split to maintain its Nasdaq listing.

If we cannot regain compliance with the Minimum Bid Price Requirement, our common stock will be subject to delisting. If that were to occur, our common stock would be subject to rules that impose additional sales practice requirements on broker-dealers who sell our securities. The additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from effecting transactions in our common stock. This would adversely affect the ability of investors to trade our common stock and would adversely affect the value of our common stock. These factors could contribute to lower prices and larger spreads in the bid and ask prices for our common stock.

ITEM 2.     Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

We did not sell any equity securities during the quarter ended September 30, 2023 in transactions that were not registered under the Securities Act other than as set forth in our previous filings with the Securities and Exchange Commission.

ITEM 3.     Defaults Upon Senior Securities

None.

ITEM 4.     Mine Safety Disclosures

Not applicable.

ITEM 5.     Other Information

None

ITEM 6.      Exhibits

EXHIBIT INDEX
Exhibit Number	Description
2.1	Separation and Distribution Agreement by and between the Registrant and Safe and Green Development Corporation (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on September 28, 2023 (File No. 001-38037))
3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on July 7, 2016 (File No. 000-22563)).
3.2	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on July 7, 2016 (File No. 000-22563)).
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on February 28, 2017 (File No. 000-22563)).
3.4	Certificate of Amendment to Certificate of Designation, dated May 11, 2017 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K as filed by the Company with the Securities and Exchange Commission on May 12, 2017 (File No. 001-38037)).
3.5	Certificate of Elimination of Series A Convertible Preferred Stock, dated December 13, 2018 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on December 17, 2018 (File No. 001-38037)).
3.6	Certificate of Amendment to the Amended and Restated Certificate of Incorporation dated June 5, 2019 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K as filed by the Reigstrant with the Securities and Exchange Commission on June 5, 2019 (File No. 001-38037)).
3.7	Form of Certificate of Designation of the Series B Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.7 to the Registration Statement on Form S-1/A (File No. 333-235295) as filed by the Registrant with the Securities and Exchange Commission on December 9, 2019).
3.8	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, as amended, of the Company (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on February 5, 2020 (File No. 001-38037)).
3.9	Amended and Restated Bylaws of the Company dated June 4, 2021 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on June 7, 2021 (File No. 001-38037)).
3.10	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, as amended, of the Company (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on October 16, 2023 (File No. 001-38037))
10.1	Note Cancellation Agreement, effective as of July 1, 2023, by and between the Registrant and Safe and Green Development Corporation (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on August 11, 2023 (File No. 001-38037))
10.2	Promissory Note, in the principal amount of $908,322.95, in favor of Safe and Green Development Corporation (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on August 11, 2023 (File No. 001-38037))
10.3	Amendment No. 1 to Loan Agreement, dated as of August 25, 2023, between Safe and Green Development Corporation and BCV S&G DevCorp (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on August 28, 2023 (File No. 001-38037))
10.4	Offer Letter with Vanessa Villaverde and the Registrant (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on August 29, 2023 (File No. 001-38037))
10.5	Offer Letter with Jill Anderson and the Registrant (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on September 5, 2023 (File No. 001-38037))
10.6	Amendment No. 2 to Loan Agreement, dated as of September 11, 2023, between Safe and Green Development Corporation and BCV S&G DevCorp (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on September 12, 2023 (File No. 001-38037))

10.7	Amendment, dated September 19, 2023, to Employment Agreement, dated January 1, 2017, as amended, by and between the Registrant and Paul Galvin (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on September 19, 2023 (File No. 001-38037))
10.8	Shared Services Agreement by and between the Registrant and Safe and Green Development Corporation (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on September 28, 2023 (File No. 001-38037))
10.9	Tax Matters Agreement by and between the Registrant and Safe and Green Development Corporation (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on September 28, 2023 (File No. 001-38037))

31.1+	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2+	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS+	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as the XBRL tags are embedded within the Inline XBRL document.
101.SCH+	Inline XBRL Taxonomy Extension Schema Document.
101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
+	Filed herewith.

*	This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

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
Date: November 14, 2023

