Form 10-K
period 2023-12-31
SAFE & GREEN HOLDINGS CORP.
filed 2024-05-07
CIK 1023994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No  ☒

The aggregate market value of the common stock held by non-affiliates of Safe & Green Holdings Corp. based on the closing price of the shares of common stock on the Nasdaq Capital Market on June 30, 2023 was approximately $13,886,538.

As of May 2, 2024, the issuer had a total of 1,218,081 shares of common stock outstanding and 74 record holders (as adjusted to effect a 1-for-20 reverse stock split on May 2,2024.) On May 1, 2024 the issuer had a total of 24,361,542 shares outstanding.

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

“Safe & GreenTM”, GreenSteel™ and the SG logo are our trademarks. All other trademarks and service marks appearing in this Annual Report are the property of their respective owners.

Unless otherwise stated all shares and per share amounts for all periods presented in this Annual Report have been adjusted to reflect the 1-for-20 reverse stock split we effected on May 2, 2024 (“May Stock Split”).

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

•   To date we have not generated revenue from SG Medical Co or SG Environmental Services.

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

•    The loss customers or vendors could have a material adverse effect on us.

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

•    Our business may be subject to economic and political risks of vendors obtaining supplies from foreign countries.

•   Our operating results will be subject to fluctuations and are inherently unpredictable.

•    We are subject to cybersecurity risks.

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

Item 1. Business.

Company Overview

We operate in the following four segments: (i) manufacturing and construction services; (ii) medical; (ii) real estate development; and (iv) environmental. The manufacturing and construction segment designs and manufactures modular structures built in our factories using raw materials that are Made-in-America. In the medical segment we have previously used our modular technology to offer prefabricated health facilities for on-site immediate COVID-19 testing and plan to provide our modular technology to offer turnkey solutions to medical testing and treatment and generating revenue from medical testing. Our real estate development segment’s current business focus is primarily on the direct acquisition and indirect investment in properties nationally that will be further developed in the future into green single or multi-family projects. The environmental segment, the newest segment, plans to offer a sustainable medical and waste management solution that will utilize a patented technology to collect waste and treat waste for safe disposal.

We are a provider of modular facilities. We currently provide Modules made out of both code-engineered cargo shipping containers and traditional construction using wood and steel framing for use as both permanent or temporary structures for residential housing use and commercial use. Prior to the COVID-19 pandemic, the Modules we supplied were primarily for retail, restaurant and military use and were manufactured by third party suppliers using our proprietary technology and design and engineering expertise, which modifies code-engineered cargo shipping containers and purpose-built modules for use for safe and sustainable commercial, industrial and residential building. In March 2020, in response to the COVID-19 pandemic we began increasing our focus on providing our Modules as health care facilities for deployable medical response solutions. In September 2020, we acquired substantially all the assets of Echo DCL, LLC, a Texas limited liability company, except for Echo’s real estate holdings. Echo was a container/modular manufacturer based in Durant, Oklahoma specializing in the design and construction of permanent modular and temporary modular buildings and was one of our key supply chain partners. This acquisition allowed us to have more control over the manufacturing process and, as a result, we have increased our product offerings to add Modules made out of wood, steel and traditional construction materials.

During 2021, through our subsidiary, Safe and Green Development Corporation (“SG DevCorp”) we also began to focus on acquiring property to build multi-family housing projects in underserved regions nationally utilizing the manufacturing services of our subsidiary, SG Echo, LLC (“SG Echo”). In March 2022, we formed SG Environmental Solutions Corp (“SG Environmental”) to focus on biomedical waste removal utilizing a patented technology that it licenses to shred and disinfect biomedical waste, rendering the waste disinfected, unrecognizable, and of no greater risk to the public health than residential household waste. In March 2023, we formed Safe and Green Medical Corporation, to focus on providing our Modules as health care facilities with various clinics and labs that cater to the specific needs of local communities. To date, we have not generated revenue from SG DevCorp, SG Environmental or SG Medical.

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

Prior to the COVID-19 pandemic, our core customer base was comprised of architects, landowners, builders and developers who used our Modules in commercial and residential structures. Our cargo modified Modules allow for the redesign, repurpose and conversion of heavy-gauge steel cargo shipping containers into Safe & Green™, which are safe green building blocks for commercial, industrial, and residential building construction, rather than consuming new steel and lumber. Our technology and expertise is also used to purpose-build modules, or prefabricated steel modular units customized for use in modular construction, to augment or complement a Safe & Green™ structure.

Modular Construction

We produce purpose built pre-fabricated modular structures, for both residential and commercial use, using wood or steel as the base material. We believe that modular construction provides the following benefits:

	STRONG		FAST		GREEN
●	Factory produced modules provide greater quality of construction	●	Modules can be produced in parallel to the local site and civil work to enhance the date of completion	●	Modular construction allows for energy savings and more efficient waste management than traditional construction
●	Modules are inspected by a third party engineering firm to meet or exceed all applicable building codes	●	Projects can save up to 50% on speed to market in comparison to traditional construction	●	Less site disturbance and impact on local traffic
●	Less weather related damage to construction materials

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

There are three core product offerings that utilize our GreenSteel technology and engineering expertise. The first product offering involves GreenSteel Modules, which are normally container based, and are the structural core and shell of a Safe & Green building. We procure the containers, engineer required openings with structural steel enforcements, paint the containers and then deliver them on-site, where the customer or a customer’s general contractor will complete the entire finish out and installation. The second product offering involves replicating the process to create the GreenSteel product either container based or conventional volumetric units and, in addition, installing selected materials, finishes and systems (including, but not limited to floors, windows, doors, interior painting, electrical wiring and fixtures, plumbing outlets and bathrooms, roofing system) and delivering Safe & Green pre-fabricated Modules to the site for a third party licensed general contractor to complete the final finish out and installation. Finally, the third product offering is the completely fabricated and finished Safe & Green building (including but not limited to floors, windows, doors, interior painting, electrical wiring and fixtures, plumbing outlets and bathrooms, roofing systems), including erecting the final unit on site and completing any other final steps. The building is ready for occupancy and/or use as soon as installation is completed. Construction administration and/or project management services are typically included in our product offerings.

Other Modular Products

We also produce pre-fabricated modular containers, for both residential and commercial use, at SG Echo using wood framing as the base material instead of steel containers. We have found that some clients prefer a mix of wood and steel containers for their projects. Since our acquisition of Echo, approximately 85% of our Module sales have been for wood-based modules.

ESR Approval

In April 2017, the ICC Evaluation Service, LLC (“ICC-ES”) granted us an Evaluation Service Report (“ESR”) for the Safe & Green structural building materials. We believe we were the first modular building company to receive such certification. Our ESR indicates that the ICC-ES recognizes the suitability and technical capabilities of the Safe & Green structural building materials for use in compliance with the International Building Code and Residential Code, the California Building Code and Residential Code, and the Florida Building Code—Building and Residential. We believe our ESR has expedited reviews and approvals by state and local building departments, helped the Safe & Green concept gain wider acceptance in the construction industry and opened up licensing opportunities internationally We also believe the ESR will make it more difficult for other companies in the industry to compete with us because the quality control and design acceptance criteria are specific to us and our associated facilities.

Our ESR program is based out of our main manufacturing facility in Durant, Oklahoma. The inspection and certification of intermodal containers as detailed in our ESR procedures is not site specific but rather depends on the use of qualified inspectors who are trained to evaluate the cargo worthiness of intermodal containers using established industry standards including AC 462 from the ICC and IICL. Our quality control and inspection processes are reviewed annually by the ICC-ES to verify compliance with the Acceptance Criteria established by the ICC and detailed in ESR 3764. The ESR program is current with these recertifications and the up-to-date ESR is posted to the industry wide approved ESR list on the ICC web-based network. Once a container is inspected a medallion is permanently affixed to the unit to signify compliance with ESR 3764 which is used by local building officials to verify conformance of the container module to the ICC criteria. All Safe and Green Holdings container-based modules have this medallion that validates the quality control process.

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

SG Echo

In September 2020, we consummated the transaction contemplated by the Asset Purchase Agreement that SG Echo entered into with Echo DCL, LLC pursuant to which SG Echo acquired substantially all the assets of Echo DCL, LLC, a Texas limited liability company, except for Echo’s real estate holdings. Echo was a container/modular manufacturer based in Durant, Oklahoma specializing in the design and construction of permanent modular and temporary modular buildings and was one of our key supply chain partners. Echo catered to the military, education, administration facilities, healthcare, government, commercial and residential customers. This acquisition allowed us to expand our reach for our Modules and offered us an opportunity to vertically integrate a large portion of our cost of goods sold, as well as increase margins, productivity and efficiency in the areas of design, estimating, manufacturing and delivery.

SG Echo opened a second factory (the “Waldron Factory”), also in Durant, Oklahoma, in the second half of 2023. The Waldron Factory produces modulars for multiple clients in various industries,

Safe & Green Medical

In March 2020, we began increasing our focus on providing our Modules as health care facilities for deployable medical response solutions. In May 2020, we entered into a joint development agreement with Grimshaw Design to assist with the deployment of our D-Tec suite of prefabricated health facilities for on-site immediate COVID-19 testing.

On August 27, 2020, we entered into a joint venture agreement (the “Clarity Mobile Venture”) with Clarity Labs Solutions, LLC, a CLIA-certified laboratory based in Miami, Florida (“Clarity Labs”). Under the Clarity Mobile Venture, we, along with Clarity Labs agreed to jointly market, sell, and distribute certain lab testing products and services On November 12, 2020, Clarity Mobile Venture entered into a contract with the City of Los Angeles for the operations of a COVID-19 PCR Test Laboratory at Los Angeles International Airport (“LAX”) to provide a full-service modular COVID-19 laboratory and testing facility onsite at Los Angeles International Airport. This facility conducted PCR tests with results available within three hours for passengers and airline crew, and no later than 24 hours for LAX airport employees. In September 2022, we terminated the Clarity Mobile Venture by mutual agreement. For the year-ended December 31, 2022 and December 31, 2021, we recognized approximately $11,600,000 and $31,500,000, respectively, in revenue related to activities through these joint ventures, which is included in medical revenue on the accompanying consolidated statements of operations.

As an expansion to our prior modular COVID-19 offerings, we plan to provide our modular technology to offer turnkey solutions to deliver medical testing and treatment and generate revenues from medical testing, In furtherance of this objective, in March 2023, we formed Safe and Green Medical Corporation. To date, we have not generated revenue from SG Medical.

SG Development

During February 2021, we formed SG DevCorp for the purpose of real property development utilizing our technologies and our manufacturing facility. SG DevCorp’s current business focus is primarily on the direct acquisition and indirect investment in properties nationally that will be further developed in the future into green single or multi-family projects. To date, SG DevCorp has not generated any revenue and its activities have consisted solely of the acquisition of three properties and an investment in two entities that have acquired two properties to be further developed; however it has not yet commenced any development activities. SG DevCorp intends to construct many of its planned developments using Modules built by SG Echo. In addition to these development projects, it intends, subject to its ability to raise sufficient capital, to build additional, strategically placed manufacturing facilities that will be sold or leased to third parties as well as leased to SG Echo. SG DevCorp intends to build manufacturing sites for lease to SG Echo near its project sites in order to take advantage of cost savings for transportation of modules. SG DevCorp’s business model is flexible and it anticipates developing properties on its own and also through joint ventures in which SG DevCorp partners with third-party equity investors or other developers.

SG DevCorp has entered into, and may continue in the future to enter into, joint ventures (including limited liability companies or partnerships) through which it would own an indirect economic interest of less than 100% of the property owned directly by such joint ventures. The decision to either develop a property on its own or through a joint venture is based on a variety of factors and considerations, including: (i) the economic and tax terms required by the seller of land; (ii) SG DevCorp’s desire to diversify its portfolio of communities by market, submarket and product type; (iii) SG DevCorp’s desire at times to preserve its capital resources to maintain liquidity or balance sheet strength; and (iv) SG DevCorp’s projections, in some circumstances, that it will achieve higher returns on its invested capital or reduce its risk if a joint venture vehicle is used. Each joint venture agreement is individually negotiated, and SG DevCorp’s ability to operate and/or dispose of a community in its sole discretion may be limited to varying degrees depending on the terms of the joint venture agreement.

In December 2022, we announced our plan to separate our company and SG DevCorp into two separate publicly traded companies. To implement the Separation, on September 27, 2023 , we, effected a pro rata distribution to our stockholders of approximately 30% of the outstanding shares of SG DevCorp’s common stock. In connection with the Distribution, each of our stockholders received 0.930886 shares of SG DevCorp’s common stock for every five (5) shares of our Common Stock held as of the close of business on September 8, 2023, the record date for the Distribution, as well as a cash payment in lieu of any fractional shares. Immediately after the Distribution, SG DevCorp was no longer a wholly-owned subsidiary of ours and we held approximately 70% of SG DevCorp’s issued and outstanding securities. On September 28, 2023, SG DevCorp’s common stock began trading on the Nasdaq Capital Market under the symbol “SGD.”

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

Current Projects/Development Sites

In January 2024, SG DevCorp announced that it would strategically look to monetize it real estate holdings throughout 2024 by identifying markets where SG DevCorp’s land may have increased in value, as demonstrated by third-party appraisals.

Lago Vista. On May 10, 2021, SG DevCorp acquired a 50+ acre site in Lago Vista, Texas for $3,500,000, paid in cash, pursuant to an Unimproved Property Contract, dated February 25, 2021, with Northport Harbor LLC. The acquired parcel sits on Lake Travis on the Colorado River in central Texas. SG DevCorp acquired the property and were able to successfully get a PDD approved for 174 condominium units with an allowance for 30% short-term rental. As a result of obtaining the site approval and market conditions, the property’s value increased significantly from the time of purchase. Accordingly, SG DevCorp determined to list the undeveloped property for sale.

On July 14, 2021, SG DevCorp issued a Real Estate Lien Note, dated July 14, 2021, in the principal amount of $2,000,000 (the “Short Term Note”), secured by a Deed of Trust, dated July 14, 2021, on the Lake Travis project site in Lago Vista, Texas and a related Assignment of Leases and Rents, dated July 8, 2021, for net loan proceeds of $1,945,234 after fees. The Short-Term Note had a term of one (1) year, provided for payments of interest only at a rate of twelve percent (12%) per annum and could be prepaid without penalty commencing nine (9) months after its issuance date. If the Short-Term Note was prepaid prior to nine (9) months after its issuance date, a 0.5% prepayment penalty would be due. This Short-Term Note was initially extended until January 14, 2023 and was further extended until February 1, 2024. In addition, on September 8, 2022, we issued a Second Lien Note in the principal amount of $500,000 (the “Second Short-Term Note”) also secured by a Deed of Trust on the Lake Travis project site in Lago Vista, Texas. The Second Short-Term Note provided for payments of interest only at a rate of twelve percent (12%) per annum and originally matured on January 14, 2023, which maturity date was extended until February 1, 2024.

On March 31, 2023, LV Peninsula Holding LLC, a Delaware limited liability company and wholly owned subsidiary of SG DevCorp (“LV Holding”), pursuant to a Loan Agreement, dated March 30, 2023 (the “Loan Agreement”), issued a promissory note, in the principal amount of $5,000,000 (the “LV Note”), secured by a Deed of Trust and Security Agreement, dated March 30, 2023 (the “Deed of Trust”) on SG DevCorp’s Lake Travis project site in Lago Vista, Texas, a related Assignment of Contract Rights, dated March 30, 2023 (“Assignment of Rights”), on SG DevCorp’s project site in Lago Vista, Texas and McLean site in Durant, Oklahoma and a Mortgage, dated March 30, 2023 (“Mortgage”), on SG DevCorp’s site in Durant, Oklahoma.

The proceeds of the LV Note were used to pay off the Short-Term Note and the Second Short-Term Note. The LV Note requires monthly installments of interest only, is due on April 1, 2024 and bears interest at the prime rate as published in the Wall Street Journal (currently 8.0%) plus five and 50/100 percent (5.50%), currently equaling 13.5%; provided that in no event will the interest rate be less than a floor rate of 13.5%. The LV Holding obligations under the LV Note have been guaranteed by SG DevCorp pursuant to a Guaranty, dated March 30, 2023 (the “Guaranty”), and may be prepaid by LV Holding at any time without interest or penalty.

The net loan proceeds were approximately $1,337,000, after loan commission fees of $250,000, broker fees of $125,000, the escrow of a 12-month $675,000 interest reserve, other closing fees and the repayment of the Short-Term Note and Second Short-Term Note.

On November 28, 2023, LV Holding entered into a Contribution Agreement with Preserve Acquisitions, LLC, a Delaware limited liability company (“Preserve”), to form either a Delaware or Texas limited liability company or limited partnership (the “Joint Venture”) for the purpose of owning, holding for investment and ultimately selling a residential housing development (the “LV Project”) to be developed by the parties on approximately 59.3712 acres located in Lago Vista, Texas currently owned by LV Holding (the “Lago Vista Property”) upon the terms and conditions set forth in the Contribution Agreement and in the operating agreement of the Joint Venture to be negotiated between the parties (the “JV Agreement”). The Contribution Agreement provides that the parties will negotiate the JV Agreement within five months of the November 28, 2023 execution date of the Contribution Agreement. The Contribution Agreement further provides that LV Holding will contribute the Lago Vista Property to the Joint Venture as a capital contribution to be valued at $11.5 million in the JV Agreement.

Preserve will lead the development process and, after the completion of a feasibility period, will be required to submit permits for the first phase of the LV Project within 11 months from the execution of the Contribution Agreement. In addition, the Contribution Agreement provides that LV Holding must remove, pay and/or satisfy prior to or at Closing (as defined below) any monetary liens (as defined in the Contribution Agreement) on the Lago Vista Property.

The closing for the formation of the Joint Venture (the “Closing”) is to be held on the date which is 30 days after the expiration of the feasibility period subject to fulfillment of the following conditions: (a) an affiliate of Preserve, LV Holding or its affiliate and a third party equity investor, if applicable, have executed and delivered the JV Agreement in form approved by Preserve and LV Holding, which terms must be consistent with waterfall provisions set forth in the Contribution Agreement; (b) the Joint Venture having secured a legally binding and unconditional commitment for construction financing and capital commitments sufficient for the LV Project from third parties (debt and equity); and (c) the Title Agent being unconditionally committed to issue the Owner’s Title Policy to the Joint Venture.

At Closing, LV Holding must pay a 5% brokerage commission based upon the $11.5 million property value. Until the Closing or the earlier termination of the Contribution Agreement, LV Holding has agreed to not convey or encumber all or any portion of the Lago Vista Property, or any interest therein, or enter into any agreement granting to any person any right with respect to the Lago Vista Property (or any portion thereof), provided, however, prior to Closing, LV Holding may solicit, discuss, and negotiate purchase offers so long as it notifies all potential buyers that the Lago Vista Property is under contract pursuant to the Contribution Agreement. There can be no assurance the Closing will occur. In addition, if we should receive a favorable purchase offer for the Lago Vista Property, we may choose not to form the Joint Venture.

Norman Berry Village. On May 31, 2021, SG DevCorp acquired a 50% membership interest for $600,000 in a limited liability company, Norman Berry II Owners, LLC (“NB Owners”), that is building affordable housing in the Atlanta, Georgia metropolitan area to be known as “Norman Berry Village.” SG DevCorp has partnered with CMC Development Group, a New York City-based real estate development firm (“CMC”) with national expertise providing design build services. CMC owns the other 50% membership interest in NB Owners. The NB Owners’ operating agreement provides that NB Owners will initially have two managers, one designated by CMC (the “CMC Manager”) and one designated by us. Pursuant to the operating agreement, the CMC Manager will manage the day-to-day business and affairs of NB Owners and all non-routine decisions requires the approval of members owning a majority of the outstanding membership interests. The operating agreement also provides that any fee earned by CMC in connection with the acquisition and development of the Norman Berry Village and related real property will be split 75% to CMC and 25% to SG DevCorp. SG DevCorp has no obligation under the operating agreement to make any additional capital contributions to NB Owners. In addition, neither SG DevCorp nor CMC may voluntarily make any additional capital contributions to NB Owners. In accordance with the operating agreement, we are entitled to a preferred return equal to 10% per annum on our unreturned capital contributions which return will (i) accrue from the date on which our capital contributions were actually contributed to NB Owners until the date such capital contributions are returned to SG DevCorp, and (ii) compound annually. SG DevCorp expects the project to develop 125,000 square feet of space and build approximately 132 multi-family rental apartments in two buildings. We expect the project to commence in the first quarter of 2024, subject to available funding, and to be completed within three years of commencement. The estimated development costs for this project are approximately $35.0 million. NB Owners recently received approval from the city of Eastpoint to purchase the right of way approval to begin developing the Norman Berry Village.

Cumberland Inlet. On June 24, 2021, SG DevCorp as a member, entered into an Operating Agreement, with Jacoby Development, Inc., a Georgia corporation (“JDI”), as manager, dated June 24, 2021 (the “Operating Agreement”), for JDI-Cumberland Inlet, LLC, a Georgia limited liability company (“JDI-Cumberland”), pursuant to which SG DevCorp acquired a 10% non-dilutable equity interest (“LLC Interest”) in JDI-Cumberland for $3.0 million. JDI-Cumberland has purchased a 1,298 acre waterfront parcel in downtown historic St. Mary’s, Georgia and expects to develop approximately 352 acres thereof (the “Cumberland Project”). SG DevCorp, in conjunction with JDI, expect to develop a mixed-use destination community. The location will serve as home to 3,500 units made up of single family, multi-family, vacation and hospitality use, as well as a full-service marina, village, and upscale Eco-Tourism park inclusive of camping, yurts, cabins and cottages. JDI-Cumberland recently received all approvals to build out the marina portion of the project.

SG DevCorp has no obligation under the Operating Agreement to make any additional capital contributions to JDI-Cumberland. The Operating Agreement provides JDI with the right, at its option, to purchase the LLC Interest from SG DevCorp. on or before June 24, 2023 for $3.0 million, plus an amount equal to an annual internal rate of return (IRR) on such funds of forty (40%) percent (i.e., $1.2 million annualized). After June 24, 2023, the Operating Agreement provides JDI with the right, at its option, to purchase the LLC Interest from us for $3.0 million, plus an amount equal to an IRR of thirty-two and one-half (32.5%) percent (i.e., $975,000 annualized). The Operating Agreement also provides that if JDI receives a good faith, bona fide written offer from an unaffiliated third party to purchase all or any portion of the Project, JDI shall first offer the Project to us at the same price and upon substantially the same terms as are contained in the offer. The Operating Agreement contains certain protective provisions that prevent JDI, as manager, from determining to, or taking, certain significant actions without our consent. SG Echo, a subsidiary of Safe & Green, entered into a Fabrication and Building Services Agreement (“Building Services Agreement”) with JDI-Cumberland to design, fabricate and install various improvements for the Project using modular structures, pursuant to budgets prepared by SG Echo submitted for approval to JDI-Cumberland, including a marina, town center, apartments and single family units, townhomes, commercial, retail and lodging buildings/structures, eco-tourism park, camping yurts, cabins and cottages. The Building Services Agreement has an initial term of three years, with two-year automatic renewal provisions. During the term of the Building Services Agreement, SG Echo will have a right of first refusal with respect to each phase of the construction of the project buildings. If SG Echo’s quote for a given phase is no more than five percent more than the average of all bona fide, arm’s length bids that JDI-Cumberland obtains from reputable, unaffiliated builders, the phase will be awarded to SG Echo. In the event that SG Echo’s quote for a given phase is more than five percent more than the average of all bona fide arm’s length bids JDI-Cumberland obtains from reputable, unaffiliated builders, SG Echo will have the right to match such best bona fide, arm’s length offer and secure the work.

SG DevCorp anticipates that the first phase of development activities at this site will be the construction of 165 multifamily units over the course of 12-18 months, which activities are anticipated to commence during the third quarter of 2024, with an estimated cost of $38.0 million. SG DevCorp also anticipates that the units will be built with modules supplied by SG Echo. Current plans are to sell this development three (3) years after development.

St Mary’s Site. On August 18, 2022, SG DevCorp purchased, for $296,870 approximately 27 acres of land adjacent to the Cumberland Inlet Project from the Camden County Joint Development Authority (JDA). SG DevCorp plans to build a 120,000 square foot state of the art manufacturing facility which will be occupied by SG Echo. In connection with the purchase of the St. Mary’s Site, SG DevCorp entered into a promissory note in the amount of $148,300. This note had a maturity date of September 1, 2023, subject to SG DevCorp’s right to extend for 6 months upon payments of a fee equal to 1% of the principal balance of the note and provides for payments of interest only at a rate of nine and three quarters percent (9.75%) per annum. SG DevCorp elected to exercise this right to extend the maturity date. This note could be prepaid without penalty, provided, however, if the lender has not received six months of interest, SG DevCorp must pay the lender an amount equivalent to the months of interest necessary to complete six months of interest. In addition, at the time of payment in full of the note, SG DevCorp must pay the lender an amount equivalent to half of one percent (0.50%) of the original loan amount. To secure payment in full of the note, the note is secured by a security deed in the property with power of the lender to sell the property. SG DevCorp intends to pay off the note by the end of March 2024.

On January 31, 2024, SG DevCorp entered into an Agreement of Sale (the “Agreement of Sale”) with Pigmental, LLC (“Pigmental”) to sell the St. Mary’s Site to Pigmental for $1.35 million, payable $900,000 in cash and 450,000 by the issuance of a promissory note to SG DevCorp. The promissory note will bear interest at 10% per annum, provide for monthly interest only payments of $3,750 commencing May 1, 2024, mature on April 30, 2025, and be secured by a mortgage on the St Mary’s Industrial Site. SG DevCorp expects the transaction will close on or about April 1, 2024. The Agreement of Sale provides that the closing of the sale by SG DevCorp to Pigmental of the St Mary’s Site will occur no later than April 30, 2024, with time being of the essence.

McLean Mixed Use Site. On November 10, 2021, SG DevCorp entered into a Purchase Agreement (“Purchase Agreement”) with the Durant Industrial Authority to acquire 100% ownership of approximately 114 mixed-use acres in Durant, Oklahoma for $868,000. SG DevCorp anticipates building approximately 800 residential units and up to 1.1 million square feet of industrial manufacturing space on the mixed-use property. The closing on the 114 mixed-use acres occurred in the first quarter of 2022. SG DevCorp plans to build and SG Echo will occupy a 120,000 square foot state of the art manufacturing facility. The property is zoned for an additional 1.0 million square feet of industrial space. SG DevCorp is currently marketing the additional space to potential tenants. It is anticipated that SG Echo will provide modular construction services to SG DevCorp in connection with the residential project described above pursuant to the Master Purchase Agreement dated December 17, 2023 between SG DevCorp and SG Echo. See “Certain Relationships and Related Party Transactions–- Other Related Party Transactions”

SG DevCorp anticipates that the first phase of development activities at this site will be the construction of 100 multifamily units over the course of 12-18 months, which activities are anticipated to commence during the first quarter of 2024, with an estimated cost of $17.0. SG DevCorp also anticipates that the units will be built with modules supplied by SG Echo. Current plans are to sell this development three (3) years after development.

XENE Acquisition

On February 7, 2024, SG DevCorp closed its acquisition of Majestic World Holdings, a real estate technology firm and owner of the Xene AI Software platform (“XENE Platform”). The purchase price for the acquisition consists of an aggregate of $500,000 in cash to be paid over five quarters and 500,000 shares of SG DevCorp restricted stock. The XENE Platform, powered by advanced AI technology, has the goal of creating a decentralized real estate marketplace, creating an all-in-one solution that brings banks, institutions, home builders, clients, agents, vendors, gig workers, and insurers into a seamlessly integrated and structured AI-driven environment.

SG Environmental

In March 2022, we entered into a ten-year exclusive distribution agreement with Sanitec Industries LLC (“Sanitec”), a sustainable waste management company that is the global patent holder for the Sanitec Microwave Healthcare Waste Disinfection System™ for the State of New York with a right to expand to other states. The Sanitec Microwave Disinfection Unit is designed to shred and disinfect biomedical waste, rendering the waste disinfected, unrecognizable, and of no greater risk to the public health than residential household waste. Sanitec Industries’ existing customers are primarily centered in healthcare facilities nationwide, ranging from large hospital systems to single practitioner doctors’ offices. In connection with our entry into the Sanitec distribution agreement we formed a new subsidiary, SG Environmental Solutions Corp. SG Environmental plans to offer biomedical waste removal utilizing the patented technology that it licenses from Sanitec to shred and disinfect biomedical waste for safe disposal. To date, we have not generated revenue from SG Environmental.

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

Our Customers

We market our construction products to a broad customer base, comprised primarily of contractors, home builders, building owners and other resellers across the continental United States. In addition, as stated above, we have supplied and offer our Modules to the medical community. Safe & Green customers come from all walks in the economy and include government agencies, private developers, the U.S. Military, the Native American Community, the QSR operators, and a host of entrepreneurs looking to launch ideas and technology. At December 31, 2023 and 2022 100% and 80%, respectively, of our gross accounts receivable were due from three and four customers. Revenue relating to one customer represented approximately 87% and 65% of our total revenue for the years ending December 31, 2023 and 2022, respectively.

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

Intellectual Property

We operate under our United States registered trademarks “Safe & Green” and “GreenSteel” and our trademarked “SG” logo.

Legal Proceedings

The Company is subject to certain claims and lawsuits arising in the normal course of business. For information regarding legal proceedings, see "Note 20 - Commitments and Contingencies" of our condensed consolidated financial statements included elsewhere in this Annual Report.

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

General Corporate Information

We were incorporated in the State of Delaware on December 29, 1993 under the name PC411, INC. On January 12, 1999, we changed our name to CDSI Holdings, Inc. On November 4, 2011, CDSI Merger Sub, Inc., our wholly-owned subsidiary, completed a reverse merger with and into SG Building Blocks, Inc. (“SG Building”), with SG Building surviving the reverse merger as our wholly owned subsidiary. Also on November 4, 2011, we changed our name to SG Blocks, Inc. On December 16, 2022, we changed our name to Safe & Green Holdings Corp. In addition, on December 16, 2022, our then wholly-owned subsidiary, SGB Development Corp. changed its name to Safe and Green Development Corporation. Prior to our emergence from bankruptcy in June 2016, our Common Stock was quoted on the OTC Bulletin Board. Our Common Stock is currently listed for trading on the Nasdaq Capital Market under the symbol “SGBX.”

Our principal offices are located at 990 Biscayne Blvd., #501, Office 12, Miami, Florida 33132. Our website address is www.safeandgreeenholdings.com. The information contained in, and that can be accessed through our website, is not incorporated into and is not a part of this Annual Report. We make available on our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K as soon as reasonably practicable after those reports are filed with the SEC. The following Corporate Governance documents are also posted on our website: Code of Business Conduct and Ethics and the Charters for the following Committees of the Board of Directors: Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee. Our phone number is (646) 240-4235. Our filings may also be read and copied at the SEC’s Public Reference Room at 100 F Street NE, Room 1580 Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that website is www.sec.gov.

Our Emergence from Bankruptcy

On October 15, 2015, the Company and its subsidiaries (collectively, the “Debtors”), filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) under the caption In re SG Blocks, Inc. et al., Case No. 15-12790. On February 29, 2016, the Debtors filed a Disclosure Statement (the “Disclosure Statement”), attaching a Plan of Reorganization (the “Reorganization Plan”), along with a motion seeking approval of the Disclosure Statement by the Bankruptcy Court. On June 30, 2016 (the “Effective Date”), the Reorganization Plan became effective and the Debtors emerged from bankruptcy.

Prior to the Effective Date, the Company was authorized to issue: (i) 300,000,000 shares of common stock, par value $0.01 (the “Former Common Stock”) of which 42,918,927 shares were issued and outstanding as of June 29, 2016 (2,145,946 as adjusted for the May Stock Split); and (ii) 5,000,000 shares of preferred stock, par value $0.01 (the “Former Preferred Stock”), none of which were issued and outstanding prior to the Effective Date.

On the Effective Date, and pursuant to the terms of the Reorganization Plan, the Company entered into a Securities Purchase Agreement, dated June 30, 2016, pursuant to which the Company sold for a subscription price of $2.0 million a 12% Original Issue Discount Senior Secured Convertible Debenture to Hillair Capital Investments L.P. (“HCI”) in the principal amount of $2.5 million, with a maturity date of June 30, 2018 (the “Exit Facility”).

On the Effective Date, all previously issued and outstanding shares of the Former Common Stock were deemed discharged, cancelled and extinguished, and, pursuant to the Reorganization Plan, the Company issued, in the aggregate 410 shares (as adjusted to effect a 1-for-20 reverse stock split) of common stock, par value $0.01 (the “New Common Stock”), to the holders of Former Common Stock. Further, under the Reorganization Plan, upon the Effective Date, certain members of the Company’s management were entitled to receive options (the “Management Options”) to acquire approximately 546 shares (as adjusted to effect a 1-for-20 reverse stock split), of the Company’s New Common Stock, on a fully diluted basis.

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

Reverse Stock Split

On May 2, 2024, we effected a 1-for-20 reverse stock split of our common stock. All share and per share amounts set forth in the consolidated financial statements have been retroactively restated to reflect the split effected in May 2024 as if it had occurred as of the earliest period presented and unless otherwise stated, all other share and per share amounts for all periods presented in this Annual Report have been adjusted to reflect the reverse stock split effected in May 2024.

Human Capital

We believe that our success depends upon our ability to attract, develop and retain key personnel. As of December 31, 2023, we directly employed twelve full-time employees and two part-time employees and engaged outside professional firms and subcontractors to deliver projects to customers, and SG Echo directly employed eighty full-time employees.

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

Risks Relating to our Financial Position and Capital Requirements.

From time to time, we have, and may in the future experience a shortfall in cash, and our ability to obtain additional financing on acceptable terms, if at all, may be limited. If we are not successful in our efforts to increase sales or raise capital, we could experience a shortfall in cash over the next twelve months, and our ability to obtain additional financing on acceptable terms, if at all, will be limited.

At December 31, 2023 and 2022, we had cash and cash equivalents and a short-term investment, collectively, of $17,448 and $582,776, respectively. However, during the fiscal years ended December 31, 2023 and 2022, we reported a net loss of $26,757,906 and $7,089,242, respectively, and used $7,141,754 and $5,630,614 of cash for operations, respectively.

As result of our continued losses, our cash resources have not been sufficient to sustain our operations, and we have continued to depend on financing transactions to generate sufficient cash to stay in operation. With limited cash available to fund our operating expenses, we have deferred or delayed payments to vendors, suppliers and service providers, opting instead to prioritize payments for personnel and essential resources.

Although we are attempting to curtail our expenses, there is no guarantee that such curtailment will cure our liquidity problem. On December 15, 2023, Mr. Galvin voluntarily deferred his salary for the December 15, 2023 and December 31, 2023 pay periods as a cost saving measure. In addition, on December 14, 2023, Mr. Galvin loaned $75,000 to the Company. The loan will be interest free (subject, however to any interest which may be imputed under applicable income tax laws) and is due and payable by December 14, 2024. Our cash used in operations for the year ended December 31, 2023 was $(6,722,435) primarily due to our net loss. During the year ended December 31, 2023, we financed our operations from proceeds of short-term notes payables and warrants. Subsequent to the end of the quarter we have continued to finance our operations form the issuance of notes such as the Debentures in addition to cash advance agreements such as the Cash Advance Agreement pursuant to which SG Building and SG Echo, LLC sold to the lender $300,000 of their future receivables for a purchase price of $200,000, less underwriting fees and expenses paid, for net funds provided of $190,000.

Unless and until we are able to increase our revenues or raise sufficient capital, our lack of cash will continue to constrain our business and subject us to significant risks, including the following: (i) being unable to make the necessary investment in personnel, raw materials or other resources to effectively pursue our business plan, (ii) our suppliers, vendors and service providers slowing down or stopping to supply raw materials or services, and (iii) being forced to reduce or suspend our operations. Any delay in the receipt of raw materials due to payment issues could result in our inability to fulfill purchase orders and negatively impact our ability to generate revenue.

In March of 2024, the Company laid off approximately 65 employees of SG Echo. These employes are being brought back to work in April of 2024, starting with 10 employees re-hired as of April 8,2024 and 30 employees are scheduled to return to work between April 15th and April 30th, 2024.

We may also seek to obtain debt or additional equity financing to meet any cash shortfalls both in the public company or our subsidiaries. The type, timing and terms of any financing we may select will depend on, among other things, our cash needs, the availability of other financing sources and prevailing conditions in the financial markets. However, there can be no assurance that we will be able to secure additional funds if needed and that, if such funds are available, the terms or conditions would be acceptable to us, especially in light of the fact that our ability to sell securities registered on our registration statement on Form S-3 will be limited until such time the market value of our voting securities held by non-affiliates is $75 million or more. If we are unable to secure additional financing, a further reduction in operating expenses might need to be substantial in order for us to ensure enough liquidity to sustain our operations. Any equity financing would be dilutive to our stockholders. If we incur debt, we will likely be subject to restrictive covenants that significantly limit our operating flexibility and require us to encumber our assets. If we fail to raise sufficient funds and continue to incur losses, our ability to fund our operations, take advantage of strategic opportunities, or otherwise respond to competitive pressures will be significantly limited. Any of the above limitations could force us to significantly curtail or cease our operations, and you could lose all of your investment in our common stock. These circumstances have raised substantial doubt about our ability to continue as a going concern, and continued cash losses may risk our status as a going concern. Our consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Our independent registered public accounting firm has expressed doubt about our ability to continue as a going concern.

The report of our independent registered public accounting firm contains a note stating that the accompanying financial statements have been prepared assuming we will continue as a going concern. At December 31, 2023 and 2022, we had cash and cash equivalents and a short-term investment, collectively, of $17,448 and $582,776, respectively. During the fiscal years ended December 31, 2023 and 2022, we reported a net loss of $26,757,906 and $7,089,242, respectively, and used $6,722,435 and $5,630,614 of cash for operations, respectively.

Until we begin generating sufficient revenue, there is a doubt about our ability to continue as a going concern through December 31, 2024.

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

An impairment of goodwill has had a material adverse effect on our financial condition and results of operations.

            As December 31, 2023, our goodwill has been fully impaired. We performed an impairment test of our goodwill annually during the fourth quarter of our fiscal year or when events occur or circumstances change that would more-likely-than-not indicate that goodwill might be impaired. Factors that may be considered a change in circumstances, indicating that the carrying value of our goodwill may not be recoverable, include a decline in stock price and market capitalization, reduced future cash flow estimates and slower growth rates in our industry. Our annual impairment tests resulted in $1,309,330 impairment of goodwill during fiscal 2023 and $0 during fiscal 2022. Deterioration in estimated future cash flows in our reporting unit could result in further future goodwill impairment. Changes to our business strategy, changes in industry or market conditions, changes in operating performance or other indicators of impairment could cause us to record a significant impairment charge during the period in which the impairment is determined, negatively impacting our results of operations and financial position.

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

Our failure to timely register the shares of our common stock issuable under the Debenture and the Warrant we issued to Peak One Opportunity Fund, L.P. and Warrants we issued in March pursuant to the warrant inducement transaction could have a material adverse effect on our business, financial condition, results of operations and cash flows.

On February 7, 2023, we closed a private placement offering of $1,100,000 in principal amount of an 8% convertible debenture (the “Debenture”) and a warrant (the “Warrant”) to purchase up to Five Hundred Thousand (500,000) shares of the Company’s common stock (25,000 as adjusted for the May Stock Split), with Peak One Opportunity Fund, L.P. (“Peak One”) for gross proceeds of $1,000,000. In connection with the Peak One financing, we entered into a registration rights agreement with Peak One where we agreed to file a registration statement within 60 days to register the shares of common stock issuable under the Debenture and the Warrant with the SEC and to use our reasonable best efforts to have the registration statement declared effective within 90 calendar days from the closing of the financing. In the event we were to default on our obligation to register the shares of common stock issuable under the Debenture and the Warrant as agreed, Peak One may, among other things, increase the interest rate applicable to the Debenture to the lesser of eighteen percent (18%) per annum and the maximum interest rate allowable under applicable law and accelerate the immediate payment of the full indebtedness due under the Debenture, in an amount equal to one hundred ten percent (110%) of the then outstanding principal amount and accrued and unpaid interest. The acceleration of the Debenture issued to Peak One could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Our workforce may not be sufficient to complete orders due to recent layoffs.

            In March 2024, we laid off approximately 65 employees of SG Echo and are currently operating our business with a significantly reduced work force. These employes are being brought back to work in April of 2024, starting with 10 employees re-hired as of April 8,2024 and 30 employees are scheduled to return to work between April 15th and April 30th, 2024.

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

Our success depends highly upon the personal efforts and abilities of our executive officers and management team, which is comprised of a small number of people. The loss of the services of any of our executive officers or members of our management team could have a material adverse effect on our business.

The loss of one or a few customers could have a material adverse effect on us.

A few customers have in the past, and may in the future, account for a significant portion of our revenues in any one year or over a period of several consecutive years. At December 31, 2023 and 2022, 100% and 80%, respectively, of the our gross accounts receivable were due from three and four customers. Revenue relating to one customer represented approximately 87% and 65% of our total revenue for the years ended December 31, 2023 and 2022, respectively. Although we have contractual relationships with many of our significant customers, our customers may unilaterally reduce or discontinue their contracts with us at any time. The loss of business from a significant customer could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

In 2021 we terminated our licensing business model for our residential construction business in the United States and are currently developing and constructing our own residential developments. In 2019 we had entered into one license agreement for use of our technology for construction of residences in the United States. We terminated this license agreement in June 2021. There is a risk that we will be unable to successfully generate income from this business model. Although we believe that we will experience increased revenue, there can be no assurance that we will not experience increased costs and generate less income with this new business model than we anticipate. We are subject to many risks associated with currently developing and constructing our own residential developments, such as our dependence upon third parties to provide services and supply required materials. Even if we generate increased revenue as anticipated, there can be no assurance that we will be profitable. We are subject to the risks inherent to the operation of a new business enterprise, and cannot assure you that we will be able to successfully address these risks.

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

Given our fixed cost base our profitability is highly sensitive to changes in sales volume and production levels.

The fixed cost levels of operating SG Echo can put pressure on profit margins when sales volume and/or production levels decline. Our profitability depends, in part, on our ability to spread fixed costs over a sufficiently large number of products sold and shipped, and if we make a decision to reduce our rate of production, gross or net margins could be negatively affected. Consequently, decreased demand or the need to reduce production can lower our ability to absorb fixed costs and materially impact our financial condition or results of operations.

A material disruption at our suppliers’ facilities or Echo’s facilities could prevent us from meeting customer demand, reduce our sales and negatively affect our overall financial results.

Any of the following events could cease or limit operations unexpectedly: fires, floods, earthquakes, hurricanes, on-site or off-site environmental incidents or other catastrophes; global pandemic; supply chain disruptions; utility and transportation infrastructure disruptions; labor difficulties; other operational problems; or war, acts of terrorism or other unexpected events. Any downtime or damage at our suppliers’ facilities or SG Echo’s facilities could prevent us from meeting customer demand for our products or require us to make more expensive purchases from a competing supplier. If our suppliers were to incur significant downtime, our ability to satisfy customer requirements could be impaired, resulting in customers seeking products from other distributors, as well as decreased customer satisfaction and lower sales and operating income.

A natural disaster, the effects of climate change, or other disruptions at our Echo facilities could adversely affect our business, financial condition, and results of operations.

We rely on the continuous operation of our SG Echo facilities, both of which are located in Durant, Oklahoma, for the production of our Modules. Any natural disaster or other serious disruption to our facility due to fire, flood, earthquake, or any other unforeseen circumstance would adversely affect our business, financial condition, and results of operations. In addition, adverse weather conditions, such as increased frequency and/or severity of storms, or floods could impair our ability to operate by damaging our facilities and equipment or restricting product delivery to customers. The occurrence of any disruption at our manufacturing facilities, even for a short period of time, may have an adverse effect on our productivity and profitability, during and after the period of the disruption. These disruptions may also cause personal injury and loss of life, severe damage to or destruction of property and equipment, and environmental damage. Although we maintain property, casualty, and business interruption insurance of the types and in the amounts that we believe are customary for the industry, we are not fully insured against all potential natural disasters or other disruptions to our manufacturing facility.

 We are dependent on our executive officers and management team, and the unexpected loss of their services may adversely affect our operations.

Our success depends highly upon the personal efforts and abilities of our executive officers and management team, which is comprised of a small number of people. The loss of the services of any of our executive officers or members of our management team could have a material adverse effect on our business.

The loss of one or a few customers could have a material adverse effect on us.

A few customers have in the past, and may in the future, account for a significant portion of our revenues in any one year or over a period of several consecutive years. At December 31, 2023 and 2022, 100% and 80%, respectively, of the our gross accounts receivable were due from three and four customers. For the year ended December 31, 2023 and 2022, 87% and 65% of our revenue was from one customer. Although we have contractual relationships with many of our significant customers, our customers may unilaterally reduce or discontinue their contracts with us at any time. The loss of business from a significant customer could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We rely on certain vendors to supply us with materials and products that, if we were unable to obtain, could adversely affect our business.

We have relationships with key materials vendors, and we rely on suppliers for our purchases of products from them. Any inability to obtain materials or services in the volumes required and at competitive prices from our major trading partners, the loss of any major trading partner or the discontinuation of vendor financing (if any) may seriously harm our business because we may not be able to meet the demands of our customers on a timely basis in sufficient quantities or at all. Other factors, including reduced access to credit by our vendors resulting from economic conditions, may impair our vendors’ ability to provide products in a timely manner or at competitive prices. We also rely on other vendors for critical services such as transportation, supply chain and professional services. Any negative impacts to our business or liquidity could adversely impact our ability to establish or maintain these relationships. There were no vendors representing 10% or more of our total cost of revenue for the years ended December 31, 2023 or 2022.

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

Backlog represents the total dollar amount of revenues we expect to record in the future as a result of performing work under contracts we have been awarded. Backlog may fluctuate significantly due to the timing of orders or awards for large projects and is not necessarily indicative of future backlog levels or the rate at which backlog will be recognized as revenue. As of December 31, 2022, our backlog totaled approximately $6.8 million and as of December 31, 2023, our backlog totaled approximately $1.9 million. The decrease in backlog at December 31, 2023 from December 31, 2022 is primarily attributable to revenue being recognized during the year ended December 31, 2023. Our backlog is described more in detail in “Note 14 —Construction Backlog” of the notes to our consolidated financial statements included in this Annual Report. We cannot provide assurance that our backlog will be realized as revenues in the amounts reported or, if realized, will result in profits. In accordance with industry practice, substantially all of our contracts are subject to cancellation, termination or suspension at our customer’s discretion. In the event of a project cancellation, we generally would not have a contractual right to the total revenue reflected in our backlog. Projects can remain in backlog for extended periods of time because of the nature of the project and the timing of the particular services required by the project. In addition, the risk of contracts in backlog being cancelled or suspended generally increases during periods of widespread economic slowdowns or in response to changes in commodity prices.

The contracts in our backlog are subject to changes in the scope of services to be provided and adjustments to the costs relating to the contracts. The revenue for certain contracts included in backlog is based on estimates. Additionally, our performance of our individual contracts can affect greatly our gross margins and, therefore, our future profitability. We can provide no assurance that the contracts in backlog, assuming they produce revenues in the amounts currently estimated, will generate gross margins at the rates realized in the past.

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

Although we expect all of our associates (i.e., employees), officers and directors to comply at all times with all applicable laws, rules and regulations, there are instances in which subcontractors or others through whom we do business may engage in practices that do not comply with applicable regulations or guidelines.  It is possible that our associates may become aware of these practices and not take steps to prevent them.  If we learn of practices relating to Modules constructed on our behalf that do not comply with applicable regulations or guidelines, we will move actively to stop the non-complying practices as soon as possible, and we will take disciplinary action with regard to our associates who were aware of the practices, including in some instances terminating their employment. However, regardless of the steps we take, we may be subject to fines or other governmental penalties, and our reputation may be negatively affected.

Environmental, health and safety laws and regulations and any changes to, or liabilities arising under, such laws and regulations could have a material adverse effect on our financial condition, results of operations and liquidity.

We are subject to a variety of federal, state and local laws and regulations relating to, among other things: the release or discharge of materials into the environment; the management, use, generation, treatment, processing, handling, storage, transport or disposal of solid and hazardous wastes and materials; and the protection of public and employee health and safety and the environment. These laws and regulations may expose us to liability for the conduct of others or for our actions, even if such actions complied with all applicable laws at the time these actions were taken. These laws and regulations may also expose us to liability for claims of personal injury or property or natural resource damage related to alleged exposure to, or releases of, regulated or hazardous materials. The existence of contamination at properties we or our subsidiaries own, lease or operate could also result in increased operational costs or restrictions on our ability to use those properties as intended, including for purposes of construction materials distribution. In addition, because such properties are generally situated adjacent to or near industrial companies, such properties may be at an increased risk of having environmental contaminants from other properties spill or migrate onto or otherwise affect our properties.

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

In order to achieve profitability, we will need to generate and sustain higher revenue while maintaining reasonable cost and expense levels. We have incurred losses since inception. We do not know if our revenue will grow, or if it will grow sufficiently to outpace our expenses, which we expect to increase as we expand our operational capacity. We may not be able to become profitable on a quarterly or an annual basis. Our quarterly revenue and operating results will be difficult to predict and have in the past fluctuated from quarter to quarter. The amount, timing and mix of project sales, often for a single medium or large-scale project, may cause large fluctuations in our revenue and other financial results. Further, our revenue mix of high margin materials sales versus lower margin projects can fluctuate dramatically quarter to quarter, which may adversely affect our revenue and financial results in any given period. Finally, our ability to meet project completion schedules for an individual project and the corresponding revenue impact under the percentage-of-completion method of recognizing revenue, may similarly cause large fluctuations in our revenue and other financial results. This may cause us to miss guidance announced by us.

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

We rely on various information technology systems to capture, process, store and report data and interact with customers, vendors and employees. Despite security and controls design, as the prevalence of cyber-attacks continues to increase, our information technology systems, and those of our third-party providers, could become subject to increased security threats, such as phishing and malware incidents. Our security measures may be unable to prevent certain security breaches, and any such network, system, data or other breaches could result in misappropriation of sensitive data, transactional errors, theft of funds, business disruptions, loss of or damage to intellectual property, loss of customers and business opportunities, unauthorized access to or disclosure of confidential or personal information (which could cause a breach of applicable data protection legislation), regulatory fines, penalties or intervention, reputational damage, reimbursement or other compensatory costs and additional compliance costs, any of which could have a material adverse effect on our reputation, business, financial condition, results of operations and cash flows.

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

At December 31, 2023, we had tax net operating loss carry forwards totaling approximately $31.6 million. The net operating loss expires beginning 2030 through 2037 for those losses generated in 2017 and prior years. Approximately $18 million of such net operating losses will carry forward indefinitely and be available to offset up to 80% of future taxable income each year. At December 31, 2023, we had a valuation allowance of approximately $13.2 million, primarily related to net operating loss carry forwards that are not more likely than not to be utilized due to an inability to carry back these losses in most states and short carry forward periods that exist in certain states. If we are unable to use our net operating losses, we may be required to record charges or reduce our deferred tax assets, which could have an adverse effect on our results of operations.

Risks Relating to our Industry and Other Adverse Economic Conditions

Unfavorable global economic conditions, including any adverse macroeconomic conditions or geopolitical events could adversely affect our business, financial condition, results of operations or liquidity.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. The global credit and financial markets have experienced extreme volatility and disruptions in the past several years, including severely diminished liquidity and credit availability, rising inflation and monetary supply shifts, rising interest rates, labor shortages, declines in consumer confidence, declines in economic growth, increases in unemployment rates, recession risks, and uncertainty about economic and geopolitical stability. Following the COVID-19 pandemic and in connection with geopolitical conflicts, global economic and business activities continue to face widespread uncertainties. A severe or prolonged economic downturn, or additional global financial or political crises, could result in a variety of risks to our business, including our ability to raise additional capital when needed on acceptable terms, if at all. The extent of the impact of these conditions on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected timeframe, as well as that of third parties upon whom we rely, will depend on future developments which are uncertain and cannot be predicted. A weak or declining economy also could strain our suppliers, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.

Events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank, was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation as receiver. Although we did not have any cash or cash equivalent balances on deposit with Silicon Valley Bank, uncertainty and liquidity concerns in the broader financial services industry remain.

While we do not have any direct operations in the Middle East, geopolitical tensions and ongoing conflicts in the region, particularly between Israel and Palestine, may lead to global economic instability and fluctuating energy prices that could materially affect our business. It is not possible to predict the broader consequences of the Israel-Palestinian war, including related geopolitical tensions, and the measures and actions taken by other countries in respect thereof, which could materially adversely affect global trade, currency exchange rates, regional economies and the global economy.

The COVID-19 pandemic, or the future outbreak of any other highly infectious or contagious diseases, could materially and adversely impact our performance, financial condition, results of operations and cash flows.

Throughout 2021 and to date, the COVID-19 pandemic has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. COVID-19 (or a future pandemic) could have material and adverse effects on our performance, financial condition, results of operations and cash flows due to, among other factors:

●	a complete or partial closure of, or other operational issues at, one or more of our facilities resulting from infection by one or more employees or government actions;

●	difficulty accessing equity and debt capital on attractive terms, or at all, and a severe disruption and instability in the global financial markets

●	difficulty obtaining capital necessary to fund business operations;

●	construction moratoriums by local, state or federal government authorities;

●	delays by applicable governmental authorities in providing the necessary authorizations to commence construction;

●	manufacturing and supply chain disruptions for materials sourced from other geographies which may be experiencing shutdowns and shipping delays.

The extent to which COVID-19 (or a future pandemic) impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence.

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

The construction industry is significantly affected by changes in general and local economic and real estate conditions, such as employment levels, consumer confidence, demographic trends, housing demand, inflation, deflation, interest rates and credit availability. Changes in these general and local economic conditions or deterioration in the broader economy could negatively impact the level of purchases, capital expenditures and creditworthiness of our indirect customers and suppliers, and, therefore, our royalty income and financial condition, results of operations and cash flows. Changes in these economic conditions may affect some of our regions or markets more than others. If adverse conditions affect our larger markets, they could have a proportionately greater impact on us than on some other companies. In addition, any uncertainty regarding global economic conditions such as raising gas prices may have an adverse effect on the results of operations and financial condition of us or our customers, distributors and suppliers, such as negative effects of currency exchange fluctuations. A shortage of labor in the construction industry could also have an impact on our financial results.

Our business relies on private investment and a slower than expected economy may adversely affect our results.

A significant portion of our sales are for projects with non-public owners, such as non-residential builders and home builders who make investments with private funds into their projects. Construction spending is affected by their customers’ ability to finance projects, which may be severely reduced due to high interest rates. Residential and nonresidential construction could decline if companies and consumers are unable to finance construction projects or if the economy slows or is stalled, which could result in delays or cancellations of capital projects. If the economy slows, or if housing starts and nonresidential projects do not increase, sales of our products directly by us to consumers and related services may decline, and our financial position, results of operations and liquidity could be materially adversely affected.

Risks Relating to the Manufacturing and Construction

Our financial condition and results of operations could be negatively affected if additional third-party financing for our customers does not become available.

    Our business and earnings depend substantially on our customers’ ability to obtain financing for the development of their construction projects. The availability and cost of such financing is further dependent on the number of financial institutions participating in the industry, the departure of financial institutions from the industry, the financial institutions’ lending practices, the strength of the domestic and international credit markets generally, governmental policies and other conditions, all of which are beyond our control. In light of the current economic climate, some of our customers’ projects may not be successful in obtaining additional funds in a timely manner, on favorable terms or at all. The availability of borrowed funds, especially for construction financing, has been greatly reduced, and lenders may require project developers to invest increased amounts of equity in a project in connection with both new loans and the extension of existing loans. Unfavorable changes in the availability and terms of financing in the industry will have a material adverse effect on certain privately financed projects.

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

Various domestic rules and regulations concerning building, zoning, sales and similar matters apply to and/or affect the construction industry. Governmental regulation affects construction activities, as well as sales activities, mortgage lending activities and other dealings with consumers. These industries also have experienced an increase in state and local legislation in the United States and regulations that limit the availability or use of land. Municipalities may also restrict or place moratoriums on the availability of utilities, such as water and sewer taps. In some areas, municipalities may enact growth control initiatives, which restrict the number of building permits available in a given year. If governments in locations in which our customers operate take actions like the ones described, they could adversely affect our business by causing delays, increasing costs or limiting our customers’ ability to operate in those areas.

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

Risks Relating to Real Estate Development

The long-term sustainability of SG DevCorp’s operations as well as future growth depends in part upon SG DevCorp’s ability to acquire land parcels suitable for residential projects at reasonable prices.

The long-term sustainability of SG DevCorp’s operations, as well as future growth, depends in large part on the price at which it is able to obtain suitable land parcels for development or homebuilding operations. SG DevCorp’s ability to acquire land parcels for various residential projects may be adversely affected by changes in the general availability of land parcels, the willingness of land sellers to sell land parcels at reasonable prices, competition for available land parcels, availability of financing to acquire land parcels, zoning, regulations that limit housing density, the ability to obtain building permits, environmental requirements and other market conditions and regulatory requirements. If suitable lots or land at reasonable prices become less available, the number of units SG DevCorp may be able to build and sell could be reduced, and the cost of land could be increased substantially, which could adversely impact it. As competition for suitable land increases, the cost of undeveloped lots and the cost of developing owned land could also rise and the availability of suitable land at acceptable prices may decline, which could adversely impact it. The availability of suitable land assets could also affect the success of SG DevCorp’s land acquisition strategy, which may impact SG DevCorp’s ability to maintain or increase the number of active communities, as well as to sustain and grow its revenues and margins, and achieve or maintain profitability. Additionally, developing undeveloped land is capital intensive and time consuming and SG DevCorp may develop land based upon forecasts and assumptions that prove to be inaccurate, resulting in projects that are not economically viable.

SG DevCorp. Operates in a highly competitive market for investment opportunities, and SG DevCorp may be unable to identify and complete acquisitions of real property assets.

The housing industry is highly competitive, and SG DevCorp faces competition from many sources, including from other housing communities both in the immediate vicinity and the geographic market where SG DevCorp’s properties are and will be located. Furthermore, housing communities SG DevCorp invests in compete, or will compete, with numerous housing alternatives in attracting residents, including owner occupied single and multifamily homes available to rent or purchase. Increased competition may prevent SG DevCorp from acquiring attractive land parcels or make such acquisitions more expensive, hinder SG DevCorp’s market share expansion, or lead to pricing pressures that may adversely impact its margins and revenues. Competitors may independently develop land and construct housing units that are superior or substantially similar to SG DevCorp’s products and because they are or may be significantly larger, have a longer operating history, and have greater resources or lower cost of capital than it, may be able to compete more effectively in one or more of the markets in which SG DevCorp operates or plans to operate.

SG DevCorp will also compete with public and private funds, commercial and investment banks, commercial financing companies and public and private REITs to make certain of the investments that it plans to make. Many of such competitors are substantially larger and have considerably greater financial, technical and marketing resources than it. In addition, some of SG DevCorp’s competitors may have higher risk tolerances or different risk assessments, allowing them to pay higher consideration, consider a wider variety of investments and establish more effective relationships than it.

These competitive conditions could adversely affect SG DevCorp’s ability to make investments. Moreover, SG DevCorp’s ability to close transactions will be subject to its ability to access financing within stipulated contractual time frames, and there is no assurance that it will have access to such financing on terms that are favorable to it, if at all.

SG DevCorp’s property portfolio has a high concentration of properties located in certain states.

To date, SG DevCorp’s properties are located in Georgia, Texas and Oklahoma. Certain of SG DevCorp’s properties are located in areas that may experience catastrophic weather and other natural events from time to time, including hurricanes or other severe weather, flooding fires, snow or ice storms, windstorms or earthquakes. These adverse weather and natural events could cause substantial damages or losses to SG DevCorp’s properties which could exceed its insurance coverage. In the event of a loss in excess of insured limits, SG DevCorp could lose its capital invested in the affected property, as well as anticipated future revenue from that property. SG DevCorp could also continue to be obligated to repay any mortgage indebtedness or other obligations related to the property. Any such loss could materially and adversely affect SG DevCorp’s business and its financial condition and results of operations.

To the extent that significant changes in the climate occur, SG DevCorp may experience extreme weather and changes in precipitation and temperature and rising sea levels, all of which may result in physical damage to or a decrease in demand for properties located in these areas or affected by these conditions. Should the impact of climate change be material in nature, including destruction of SG DevCorp’s properties, or occur for lengthy periods of time, SG DevCorp’s financial condition or results of operations may be adversely affected. In addition, changes in federal and state legislation and regulation on climate change could result in increased capital expenditures to improve the energy efficiency of SG DevCorp’s existing properties or to protect them from the consequence of climate change.

There can be no assurance that the properties in SG DevCorp’s development pipeline will be completed in accordance with the anticipated timing or cost.

The development of the projects in SG DevCorp’s pipeline is subject to numerous risks, many of which are outside of SG DevCorp’s control, including:

●	inability to obtain entitlements;
●	inability to obtain financing on acceptable terms;
●	default by any of the contractors it engages to construct SG DevCorp’s projects;
●	site accidents; and
●	failure to secure tenants or residents in the anticipated time frame, on acceptable terms, or at all.

SG DevCorp can provide no assurances that it will complete any of the projects in SG DevCorp’s development pipeline on the anticipated schedule or within the budget, or that, once completed, these properties will achieve the results that it expects. If the development of these projects is not completed in accordance with SG DevCorp’s anticipated timing or cost, or the properties fail to achieve the financial results it expects, it could have a material adverse effect on SG DevCorp’s business, financial condition, results of operations and cash flows and ability to repay SG DevCorp’s debt, including project-related debt.

SG DevCorp’s insurance coverage on its properties may be inadequate to cover any losses it may incur and its insurance costs may increase.

SG DevCorp maintains insurance on its properties. However, there are certain types of losses, generally of a catastrophic nature, such as floods or acts of war or terrorism that may be uninsurable or not economical to insure. Further, insurance companies often increase premiums, require higher deductibles, reduce limits, restrict coverage, and refuse to insure certain types of risks, which may result in increased costs or adversely affect SG DevCorp’s business. SG DevCorp uses its discretion when determining amounts, coverage limits and deductibles, for insurance, based on retaining an acceptable level of risk at a reasonable cost. This may result in insurance coverage that, in the event of a substantial loss, would not be sufficient to pay the full current market value or current replacement cost of SG DevCorp’s lost investment. In addition, SG DevCorp may become liable for injuries and accidents at SG DevCorp’s properties that are underinsured. A significant uninsured loss or increase in insurance costs could materially and adversely affect SG DevCorp’s business, liquidity, financial condition and results of operations.

SG DevCorp may not be able to secure sufficient modular units to complete its developments using modules built by SG Echo

SG DevCorp intends to construct many of its planned developments using modules built by our subsidiary, SG Echo, and to rely on SG Echo as the main source of the modular units used in its projects. We had a $1,902,332 backlog of signed construction and engineering contracts in existence at December 31, 2023. SG DevCorp’s ability to complete its modular developments may be limited by the available capacity of the SG Echo facility. If SG DevCorp. Is unable to secure sufficient modular units to complete its developments using modules built by SG Echo, its business, prospects, financial condition, results of operations, and cash flows could be materially and adversely affected.

SG DevCorp’s operating results may be negatively affected by potential development and construction delays and resultant increased costs and risks.

SG DevCorp. Has acquired properties upon which it will construct improvements. In connection with SG DevCorp’s development activities, it is subject to uncertainties associated with re-zoning for development, environmental concerns of governmental entities or community groups and SG DevCorp’s contractor’s or partner’s ability to build in conformity with plans, specifications, budgeted costs, and timetables. Performance also may be affected or delayed by conditions beyond its control. SG DevCorp may incur additional risks when it makes periodic progress payments or other advances to builders before they complete construction. If a builder or development partner fails to perform, SG DevCorp may resort to legal action to rescind the purchase or the construction contract or to compel performance, but there can be no assurance any legal action would be successful. These and other factors can result in increased costs of a project or loss of SG DevCorp’s investment. In addition, SG DevCorp will be subject to normal lease-up risks relating to newly constructed projects. SG DevCorp also must rely on rental income and expense projections and estimates of the fair market value of property upon completion of construction when agreeing upon a price at the time it acquires the property. If SG DevCorp’s projections are inaccurate, SG DevCorp may pay too much for a property, and its return on its investment could suffer.

SG DevCorp relies on third-party suppliers and long supply chains, and if it fails to identify and develop relationships with a sufficient number of qualified suppliers, or if there is a significant interruption in its supply chains, SG DevCorp’s ability to timely and efficiently access raw materials that meet its standards for quality could be adversely affected.

SG DevCorp’s ability to identify and develop relationships with qualified suppliers who can satisfy its standards for quality and its need to access products and supplies in a timely and efficient manner will be a significant challenge. SG DevCorp may be required to replace a supplier if their products do not meet its quality or safety standards. In addition, SG DevCorp’s suppliers could discontinue selling products at any time for reasons that may or may not be in its control or the suppliers’ control. SG DevCorp’s operating results and inventory levels could suffer if it is unable to promptly replace a supplier who is unwilling or unable to satisfy its requirements with a supplier providing similar products. SG DevCorp’s suppliers’ ability to deliver products may also be affected by financing constraints caused by credit market conditions, which could negatively impact its revenue and costs, at least until alternate sources of supply are arranged.

The construction of manufacturing facilities involves significant risks.

SG DevCorp has limited experience constructing manufacturing facilities and doing so is a complex and lengthy undertaking that requires sophisticated, multi-disciplinary planning and precise execution. The construction of manufacturing facilities is subject to a number of risks. In particular, the construction costs may materially exceed budgeted amounts, which could adversely affect SG DevCorp’s results of operations and financial condition. For example, SG DevCorp may suffer construction delays or cost overruns as a result of a variety of factors, such as labor and material shortages, defects in materials and workmanship, adverse weather conditions, transportation constraints, construction change orders, site changes, labor issues and other unforeseen difficulties, any of which could delay or prevent the completion of SG DevCorp’s planned facilities. While SG DevCorp’s goal is to negotiate contracts with engineering, procurement and construction firms that minimize risk, any delays or cost overruns it encounters may result in the renegotiation of SG DevCorp’s construction contracts, which could increase its costs.

In addition, the construction of manufacturing facilities may be subject to the receipt of approvals and permits from various regulatory agencies. Such agencies may not approve the projects in a timely manner or may impose restrictions or conditions on a production facility that could potentially prevent construction from proceeding, lengthen its expected completion schedule and/or increase its anticipated cost. If construction costs are higher than it anticipates, SG DevCorp may be unable to achieve its expected investment return, which could adversely affect its business and results of operations.

Discovery of previously undetected environmentally hazardous conditions may adversely affect SG DevCorp’s operating results.

SG DevCorp is subject to various federal, state and local laws and regulations that (a) regulate certain activities and operations that may have environmental or health and safety effects, such as the management, generation, release or disposal of regulated materials, substances or wastes, (b) impose liability for the costs of cleaning up, and damages to natural resources from, past spills, waste disposals on and off-site, or other releases of hazardous materials or regulated substances, and (c) regulate workplace safety. Compliance with these laws and regulations could increase SG DevCorp’s operational costs. Violation of these laws may subject SG DevCorp to significant fines, penalties or disposal costs, which could negatively impact its results of operations, financial position and cash flows. Under various federal, state and local environmental laws, a current or previous owner or operator of currently or formerly owned, leased or operated real property may be liable for the cost of removal or remediation of hazardous or toxic substances on, under or in such property. The costs of removal or remediation could be substantial. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Accordingly, SG DevCorp may incur significant costs to defend against claims of liability, to comply with environmental regulatory requirements, to remediate any contaminated property, or to pay personal injury claims.

Moreover, environmental laws also may impose liens on property or other restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures or prevent SG DevCorp or its lessees from operating such properties. Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require SG DevCorp to incur material expenditures. Future laws, ordinances or regulations or the discovery of currently unknown conditions or non-compliances may impose material liability under environmental laws.

Legislative, regulatory, accounting or tax rules, and any changes to them or actions brought to enforce them, could adversely affect SG DevCorp.

SG DevCorp is subject to a wide range of legislative, regulatory, accounting and tax rules. The costs and efforts of compliance with these laws, or of defending against actions brought to enforce them, could adversely affect SG DevCorp In addition, if there are changes to the laws, regulations or administrative decisions and actions that affect SG DevCorp, SG DevCorp may have to incur significant expenses in order to comply, or SG DevCorp may have to restrict or change its operations.

SG DevCorp has invested, and expects to continue to invest, in real property assets which are subject to laws and regulations relating to the protection of the environment and human health and safety. These laws and regulations generally govern wastewater discharges, noise levels, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid and hazardous materials and the remediation of contamination associated with disposals. Environmental laws and regulations may impose joint and several liabilities on tenants, owners or operators for the costs to investigate and remediate contaminated properties, regardless of fault or whether the acts causing the contamination were legal. This liability could be substantial. In addition, the presence of hazardous substances, or the failure to properly remediate these substances, could adversely affect SG DevCorp’s ability to sell, rent or pledge an affected property as collateral for future borrowings. SG DevCorp intends to take commercially reasonable steps when it can to protect itself from the risks of environmental law liability; however, SG DevCorp may not obtain independent third-party environmental assessments for every property it acquires. In addition, any such assessments that it does obtain may not reveal all environmental liabilities, or whether a prior owner of a property created a material environmental condition not known to it. In addition, there are various local, state and federal fire, health, safety and similar regulations with which SG DevCorp may be required to comply, and that may subject it to liability in the form of fines or damages. In all events, the existing condition of land when SG DevCorp buys it, operations in the vicinity of its properties or activities of unrelated third parties could all affect its properties in ways that lead to costs being imposed on it.

Any material expenditures, fines, damages or forced changes to SG DevCorp’s business or strategy resulting from any of the above could adversely affect its financial condition and results of operations.

SG DevCorp’s business, results of operations, cash flows and financial condition are greatly affected by the performance of the real estate industry.

The U.S. real estate industry is highly cyclical and is affected by global, national and local economic conditions, general employment and income levels, availability of financing, interest rates, and consumer confidence and spending. Other factors impacting real estate businesses include over-building, changes in traffic patterns, changes in demographic conditions, changes in tenant and buyer preferences and changes in government requirements, including tax law changes. These factors are outside of SG DevCorp’s control and may have a material adverse effect on its business, profits and the timing and amounts of its cash flows.

SG DevCorp’s industry is cyclical and adverse changes in general and local economic conditions could reduce the demand for housing and, as a result, could have a material adverse effect on us.

SG DevCorp’s business can be substantially affected by adverse changes in general economic or business conditions that are outside of its control, including changes in short-term and long-term interest rates; employment levels and job and personal income growth; housing demand from population growth, household formation and other demographic changes, among other factors; availability and pricing of mortgage financing for homebuyers; consumer confidence generally and the confidence of potential homebuyers in particular; consumer spending; financial system and credit market stability; private party and government mortgage loan programs (including changes in FHA, USDA, VA, Fannie Mae and Freddie Mac conforming mortgage loan limits, credit risk/mortgage loan insurance premiums and/or other fees, down payment requirements and underwriting standards), and federal and state regulation, oversight and legal action regarding lending, appraisal, foreclosure and short sale practices; federal and state personal income tax rates and provisions, including provisions for the deduction of mortgage loan interest payments, real estate taxes and other expenses; supply of and prices for available new or resale multifamily units; interest of financial institutions or other businesses in purchases; and real estate taxes. Adverse changes in these conditions may affect SG DevCorp’s business nationally or may be more prevalent or concentrated in particular submarkets in which it operates. Inclement weather, natural disasters (such as earthquakes, hurricanes, tornadoes, floods, prolonged periods of precipitation, droughts, and fires), other calamities and other environmental conditions can delay the delivery of its units and/or increase its costs. Civil unrest or acts of terrorism can also have a negative effect on its business. If the housing industry experiences a significant or sustained downturn, it would materially adversely affect SG DevCorp’s business and results of operations in future years. The potential difficulties described above can cause demand and prices for SG DevCorp’s units to fall or cause it to take longer and incur more costs to develop the land and build its units. SG DevCorp may not be able to recover these increased costs by raising prices because of market conditions.

Fluctuations in real estate values may require SG DevCorp to write-down the book value of its real estate assets.

The housing and land development industries are subject to significant variability and fluctuations in real estate values. As a result, SG DevCorp may be required to write-down the book value of SG DevCorp’s real estate assets in accordance with GAAP, and some of those write-downs could be material. Any material write-downs of assets could have a material adverse effect on SG DevCorp’s business, prospects, liquidity, financial condition, and results of operations. In addition, valuations of real estate properties do not necessarily represent the price at which a willing buyer would purchase such property; therefore, there can be no assurance that SG DevCorp would realize the values underlying estimated valuations of SG DevCorp’s properties if it were to sell such properties.

Inflation could adversely affect SG DevCorp’s business and financial results.

Inflation could adversely affect SG DevCorp’s business and financial results by increasing the costs of land, raw materials and labor needed to operate SG DevCorp’s business. If SG DevCorp’s markets have an oversupply of housing, relative to demand, SG DevCorp may be unable to offset any such increases in costs with corresponding higher sales prices for its units or buildings. Inflation may also accompany higher interest rates, which could adversely impact potential customers’ ability to obtain financing on favorable terms, thereby further decreasing demand. If SG DevCorp is unable to raise the prices of its units or buildings to offset the increasing costs of its operations, its margins could decrease. Furthermore, if SG DevCorp needs to lower the price of its units to meet demand, the value of its land inventory may decrease. Inflation may also raise SG DevCorp’s costs of capital and decrease its purchasing power, making it more difficult to maintain sufficient funds to operate its business.

SG DevCorp could be impacted by its investments through joint ventures, which involve risks not present in investments in which SG DevCorp is the sole owner.

SG DevCorp has and may continue to fund development projects through the use of joint ventures. Joint ventures involve risks including, but not limited to, the possibility that the other joint venture partners may possess the ability to take or force action contrary to its interests or withhold consent contrary to its requests, have business goals which are or become inconsistent with SG DevCorp’s or default on their financial obligations to the joint venture, which may require it to fulfill the joint venture’s financial obligations as a legal or practical matter. SG DevCorp and its joint venture partners may each have the right to initiate a buy-sell arrangement, which could cause it to sell its interest, or acquire a joint venture partner’s interest, at a time when it otherwise would not have entered into such a transaction. In addition, a sale or transfer by it to a third party of its interests in the joint venture may be subject to consent rights or rights of first refusal in favor of its partners which would restrict SG DevCorp’s ability to dispose of its interest in the joint venture. Each joint venture agreement is individually negotiated, and its ability to operate, finance, or dispose of a joint venture project in its sole discretion is limited to varying degrees depending on the terms of the applicable joint venture agreement.

Risks associated with SG DevCorp’s land and lot inventories could adversely affect its business or financial results.

Risks inherent in controlling, purchasing, holding, and developing land are substantial. The risks inherent in purchasing and developing land parcels increase as consumer demand for housing decreases and the holding period increases. As a result, SG DevCorp may buy and develop land parcels on which housing units cannot be profitably built and sold. In certain circumstances, a grant of entitlements or development agreement with respect to a particular parcel of land may include restrictions on the transfer of such entitlements to a buyer of such land, which could negatively impact the price of such entitled land by restricting its ability to sell it for its full entitled value. In addition, inventory carrying costs can be significant and can result in reduced margins or losses in a poorly performing community or market. The time and investment required for development may adversely impact its business. In the event of significant changes in economic or market conditions, SG DevCorp may have to sell units or buildings at significantly lower margins or at a loss, if SG DevCorp is able to sell them at all. Additionally, deteriorating market conditions could cause SG DevCorp to record significant inventory impairment charges. The recording of a significant inventory impairment could negatively affect its reported earnings per share and negatively impact the market perception of its business.

SG DevCorp may not be able to sell its real property assets when it desires.

Investments in real property are relatively illiquid compared to other investments. Accordingly, SG DevCorp may not be able to sell real property assets when it desires or at prices acceptable to it. This could substantially reduce the funds available for satisfying its obligations, including any debt obligations.

Access to financing sources may not be available on favorable terms, or at all, which could adversely affect SG DevCorp’s ability to maximize its returns.

SG DevCorp’s access to third-party sources of financing will depend, in part, on:

●	general market conditions;
●	the market’s perception of its growth potential;
●	with respect to acquisition and/or development financing, the market’s perception of the value of the land parcels to be acquired and/or developed;
●	its current debt levels;
●	its current and expected future earnings;
●	its cash flow; and
●	if applicable, the market price per share of its Common Stock.

The global credit and equity markets and the overall economy can be extremely volatile, which could have a number of adverse effects on SG DevCorp’s operations and capital requirements. For the past decade, the domestic financial markets have experienced a high degree of volatility, uncertainty and, during certain periods, tightening of liquidity in both the high yield debt and equity capital markets, resulting in certain periods where new capital has been both more difficult and more expensive to access. If SG DevCorp is unable to access the credit markets, it could be required to defer or eliminate important business strategies and growth opportunities in the future. In addition, if there is volatility and weakness in the capital and credit markets, potential lenders may be unwilling or unable to provide SG DevCorp with financing that is attractive to it or may increase collateral requirements or may charge us prohibitively high fees in order to obtain financing. Consequently, SG DevCorp’s ability to access the credit market in order to attract financing on reasonable terms may be adversely affected. Investment returns on SG DevCorp’s assets and its ability to make acquisitions could be adversely affected by its inability to secure additional financing on reasonable terms, if at all. Depending on market conditions at the relevant time, SG DevCorp. May have to rely more heavily on additional equity financings or on less efficient forms of debt financing that require a larger portion of its cash flow from operations, thereby reducing funds available for SG DevCorp’s operations, future business opportunities and other purposes. SG DevCorp may not have access to such equity or debt capital on favorable terms at the desired times, or at all.

If SG DevCorp were to default in its obligation to repay the loan received from BCV S&G DevCorp it could adversely affect our investment in SG DevCorp.

To date, SG DevCorp has received $1,750,000 as a secured loan from BCV S&G DevCorp, a Luxembourg-based specialized investment fund, and has entered into a loan agreement with BCV S&G DevCorp to receive up to $2,000,000 as a secured loan. The loan matures on December 1, 2024 and is secured by 1,999,999 of our shares of SG DevCorp’s common stock. The loan agreement, as amended, provides that if SG DevCorp’s shares of common stock were not listed on The Nasdaq Stock Market before September 30, 2023 or if following such listing the total market value of the pledged shares falls below twice the face value of the loan, the loan would be further secured by SG DevCorp’s St. Mary’s industrial site. Following the listing, the total market value of the pledged shares has fallen below twice the face value of the loan and SG DevCorp and BCV S&G DevCorp are in discussions regarding alternatives, if any. If SG DevCorp were to default in its obligation to repay the loan when due it could adversely affect our investment in SG DevCorp.

Risks Relating to our Common Stock

Our failure to meet the continued listing requirements of the Nasdaq Capital Market could result in a delisting of our common stock.

Our Common Stock is listed on the Nasdaq Capital Market (“Nasdaq” or the “Nasdaq Capital Market”), which imposes, among other requirements, a minimum bid requirement.

On November 7, 2023, we received a deficiency letter from the Listing Qualifications Department of the Nasdaq notifying us that for the preceding 30 consecutive business days (September 26, 2023 through November 6, 2023), our Common Stock did not maintain a minimum closing bid price of $1.00 (“Minimum Bid Price Requirement”) per share as required by Nasdaq Listing Rule 5550(a)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have a compliance period of 180 calendar days, or until May 6, 2024, to regain compliance with Nasdaq Listing Rule 5550(a)(2). Compliance may be achieved automatically and without further action if the closing bid price of our Common Stock is at or above $1.00 for a minimum of ten consecutive business days at any time during the 180-day compliance period, in which case, in its discretion, Nasdaq will notify the Company of its compliance and the matter will be closed. If, however, we do not achieve compliance with the Minimum Bid Price Requirement by May 6, 2024, we may be eligible for additional time to comply. In order to be eligible for such additional time, we will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the Minimum Bid Price Requirement, and must notify Nasdaq in writing of our intention to cure the deficiency during the second compliance period. We intend to actively monitor the bid price of our Common Stock and will consider available options to regain compliance with the Nasdaq listing requirements, including such actions as effecting a reverse stock split to maintain our Nasdaq listing. On May 2, 2024 the Company effectuated a reverse stock split.

If we cannot regain compliance with the Minimum Bid Price Requirement or if we otherwise fail to meet any of Nasdaq’s listing standards, our Common Stock will be subject to delisting. If that were to occur, our Common Stock would be subject to rules that impose additional sales practice requirements on broker-dealers who sell our securities. The additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from effecting transactions in our Common Stock. This would adversely affect the ability of investors to trade our Common Stock and would adversely affect the value of our Common Stock. Delisting from Nasdaq would cause us to pursue eligibility for trading of our Common Stock on other markets or exchanges, or on an over-the-counter market. In such case, our stockholders’ ability to trade or obtain quotations of the market value of our Common Stock would be severely limited because of lower trading volumes and transaction delays. These factors could contribute to lower prices and larger spreads in the bid and ask prices of these securities. There can be no assurance that our Common Stock, if delisted from the Nasdaq, would be listed on a national securities exchange, a national quotation service or the over-the-counter markets. Delisting from the Nasdaq could also result in negative publicity, adversely affect the market liquidity of our Common Stock, decrease securities analysts’ coverage of us or diminish investor, supplier and employee confidence. In addition, our stock could become a “penny stock,” which would make trading of our Common Stock more difficult.

The delisting of our Common Stock from Nasdaq may make it more difficult for us to raise capital on favorable terms in the future, or at all. Such a delisting would likely have a negative effect on the price of our Common Stock and would impair your ability to sell or purchase our Common Stock when you wish to do so. Further, if our Common Stock were to be delisted from Nasdaq, our Common Stock would cease to be recognized as a covered security, and we would be subject to additional regulation in each state in which we offer our securities. Moreover, there is no assurance that any actions that we take to restore our compliance with the Nasdaq Minimum Bid Price Requirement would stabilize the market price or improve the liquidity of our Common Stock, prevent our Common Stock from falling below the Nasdaq minimum bid price required for continued listing again or prevent future non-compliance with other applicable Nasdaq listing requirements, including maintaining minimum levels of stockholders’ equity or market values of our Common Stock, our Common Stock could be delisted.

We have effected a reverse stock split of our outstanding common stock on May 2, 2024.

In order to comply with the Nasdaq Minimum Bid Requirement, the Board may determine to effect a reverse stock split of our Common Stock. At the Company’s annual meeting on December 6, 2023, the stockholders approved an amendment to the Company’s Certificate of Incorporation, at a ratio of 1-for-10 to 1-for-20 (the “Range”), with the ratio within such Range to be determined at the discretion of the Board and included in a public announcement. We expect that any future reverse stock split will increase the market price of our Common Stock while our stock is trading and enable us to meet the Minimum Bid Requirement. However, the effect of a reverse stock split upon the market price of our Common Stock cannot be predicted with certainty, and the results of reverse stock splits by companies in similar circumstances have been varied. It is possible that the market price of our Common Stock following the reverse stock split will not increase sufficiently for us to be in compliance with the Minimum Bid Requirement, or if it does, that such price will be sustained. If we are unable to meet the Minimum Bid Requirement, our Common Stock could be delisted.

Our stock price has been subject to fluctuations in the past, has recently been volatile, and will likely continue to be subject to fluctuations and decline, due to factors beyond our control, and investors in our common stock may lose all or part of their investment in our company.

              The trading price of our common stock has been and is expected to continue to be volatile and has been and may continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. On April 12, 2024, the reported low sale price of our common stock was $0.1580 ($3.16 as adjusted for the May Stock Split), the reported high sale price was $0.1760 ($3.52 as adjusted for the May Stock Split) and closing price of $0.1620 ($3.24 as adjusted for the May Stock Split) our common stock was $0.95 ($19.00 as adjusted for the May Stock Split) while on June 30, 2023, the closing price of our common stock was $0.95 ($19.00 as adjusted for the May Stock Split). We may incur rapid and substantial decreases in our stock price in the foreseeable future that are unrelated to our operating performance for prospects. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report, these factors include:

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

As of March 29, 2024, there are outstanding options and warrants to purchase 36,436 (1,822 as adjusted for the May Stock Split) and 2,521,207 (126,060 as adjusted for the May Stock Split) shares of common stock, respectively. Exercise of such options and warrants and the vesting of restricted stock units would dilute the then-existing stockholders’ percentage ownership of our stock, and any sales in the public market of common stock underlying such securities could adversely affect prevailing market prices for the common stock. Moreover, the terms upon which we would be able to obtain additional equity capital could be adversely affected because the holders of our options and warrants can be expected to exercise them at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable to us than those provided by such securities.

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

Item 1B.   Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

We maintain a cyber risk management program designed to identify, assess, manage, mitigate, and respond to cybersecurity threats. Maintenance of IT assets, including daily security patch management. Periodic vulnerability scanning, identity access management controls including restricted access of privileged accounts (Multi-factor authentication enforced). Network integrity is safeguarded by employing web-based software, including endpoint protection, endpoint detection and response, spam gateway filtering, data loss prevention policies, SaaS monitoring, and remote monitoring on all devices. Industry-standard encryption protocols on workstations and email, critical data backups, and infrastructure maintenance. Incident response, cybersecurity strategy, and cyber risk advisory, assessment and remediation are maintained and supplied by a 3rd part SOC (Solutions Granted) that is NIST 800-171 compliant.

In addition, our cybersecurity framework is meticulously crafted to anticipate and address threats before they can cause harm. We are vigilant in monitoring the ever-changing threat landscape, drawing on intelligence from a multitude of sources to remain at the forefront of potential vulnerabilities. Our Security Operations Center (SOC) is operational 24/7, utilizing cutting-edge threat detection tools that meet SOCII requirements, guaranteeing an immediate response capability. We implement stringent access control policies to ensure that only authorized individuals can interact with sensitive client data. Our Identity and Access Management (IAM) systems conform to ISO/IEC 27001 standards, offering secure authentication processes that encompass multi-factor authentication (MFA) and role-based access controls (RBAC). These safeguards are essential in preserving the integrity and confidentiality of client information. By employing Randtronics remote encryption technology, we provide top-tier security for client data, whether it's in use or at rest. This leading-edge encryption solution surpasses industry benchmarks, delivering robust protection without compromising system performance. We regularly evaluate and refine our encryption protocols to thwart new cryptographic challenges. A third party-organization conducts frequent security audits to maintain unwavering compliance with legal and regulatory mandates such as GDPR, HIPAA, and CCPA. These audits are a cornerstone of our cyber risk management program, embracing established best practices and standards in cybersecurity and information technology. Our comprehensive policies cover various aspects including information security, access on/offboarding, and account management, directing the protective measures our management team implements to shield IT assets, data, and services from threats and vulnerabilities.

The Audit Committee of the Board of Directors oversees our cybersecurity risk exposures and the steps taken by management to monitor and mitigate cybersecurity risks. The cybersecurity stakeholders, including member(s) of management assigned with cybersecurity oversight responsibility and/or third-party consultants providing cyber risk services brief the Audit Committee on cyber vulnerabilities identified through the risk management process, the effectiveness of our cyber risk management program, and the emerging threat landscape and new cyber risks on at least an annual basis. This includes updates on our processes to prevent, detect, and mitigate cybersecurity incidents. The Audit Committee and management have engaged a third-party firm to oversee the complete audit of our cybersecurity and risk management systems to ensure the integrity of the systems that are in place.

We face risks from cybersecurity threats that could have a material adverse effect on its business, financial condition, results of operations, cash flows or reputation. We acknowledge that the risk of cyber incident is prevalent in the current threat landscape and that a future cyber incident may occur in the normal course of its business. However, prior cybersecurity incidents have not had a material adverse effect on our business, financial condition, results of operations, or cash flows. We proactively seek to detect and investigate unauthorized attempts and attacks against our IT assets, data, and services, and to prevent their occurrence and recurrence where practicable through changes or updates to internal processes and tools and changes or updates to service delivery; however, potential vulnerabilities to known or unknown threats will remain. Further, there is increasing regulation regarding responses to cybersecurity incidents, including reporting to regulators, investors, and additional stakeholders, which could subject us to additional liability and reputational harm. In response to such risks, we have implemented initiatives such as implementation of the cybersecurity risk assessment process and development of an incident response plan. See Item 1A. "Risk Factors" for more information on cybersecurity risks.

Item 2.      Properties.

Headquarters and Other Office Space

We lease office space in Miami, Florida for our corporate headquarters. We also lease office space in Bedford, Texas of approximately 1,738 square feet to support SG Echo's procurement and accounting functions.

Development Site

               We own approximately 58 acres of raw land on the Colorado River on Lake Travis in Lago Vista, Texas, outside of the greater Austin area, 117 Acres of raw land in Durant, Oklahoma and 30 Acres of raw land in St Marys, Georgia. See “SG Development - Current Projects/Development Sites.”

Manufacturing Facilities

SG Echo operates and leases one manufacturing facility of approximately 61,000 square feet. SG Echo is renovating a second manufacturing facility which totals approximately 58,000 square feet of manufacturing space. Both spaces are located in Durant, Oklahoma and the second manufacturing facility will be leased space commencing in 2024.

We believe that our current office spaces are adequate and suitable for our anticipated needs and that suitable additional space will be available at commercially reasonable prices as needed.

Item 3.       Legal Proceedings.

The information included in “Note 21 – Commitments and Contingencies” of the Company’s consolidated financial statements included elsewhere in this Annual Report is incorporated by reference into this Item.

Item 4.       Mine Safety Disclosures.

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases Of Equity Securities.

Market Information

Our common stock is listed and traded on the Nasdaq Capital Market under the symbol “SGBX.”

Holders

As of the close of business on April 12, 2024, there were approximately 73 holders of record of our common stock, which does not reflect those shares held beneficially or those shares held in “street” name. Accordingly, the number of beneficial owners of our common stock exceeds this number. On April 12, 2024, the closing sales price of our common stock as reported on the Nasdaq Capital Market was $0.162.

Dividend Policy

We have never paid any cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. The payment of dividends by us will depend on our future earnings, financial condition and such other business and economic factors as our management may consider relevant.

Recent Sales of Unregistered Securities

We did not sell any unregistered securities from January 1, 2023 through December 31, 2023 that were not previously disclosed in our filings with the SEC.

Issuer Purchases of Equity Securities

We did not repurchase any of our outstanding shares during the fourth quarter of 2023.

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

Equity Compensation Plan Information

As of December 31, 2023, the following securities issued under equity compensation were outstanding:

Plan Category	Number of Shares Issuable Upon Exercise of Outstanding Options, Warrants or Rights (a) (1)	Weighted- Average Exercise Price of Outstanding Options (b)(2)	Number of Shares Remaining Available for Issuance Under Equity Compensation Plans (Excluding Shares Reflected in Column (a))(c) (3)
Equity compensation plans approved by security holders	3,625,000	$78.71	3,625,000
Equity compensation plans not approved by security holders	—	—	—
Total	3,625,000	$78.71	3,625,000

(1)	Includes 36,436 shares issuable upon the exercise of options and 3,588,564 shares issuable upon the vesting of restricted stock units outstanding under the SG Blocks, Inc. Incentive Plan.
(2)	The weighted average exercise price excludes restricted stock units.
(3)	Represents shares available for issuance under the SG Blocks, Inc. Stock Incentive Plan.
Item 6.       [Reserved]
38

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

Results of Operations

Our operations for the years ended December 31, 2023 and 2022 may not be indicative of our future operations.

Years Ended December 31, 2023 and 2022:

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022
Revenue
Construction services (includes engineering)	$16,523,080	$12,752,219
Medical revenue	—	11,641,727
Total	16,523,080	24,393,946

Year over year % growth:
Construction services	30%	88%
Medical revenue	(100)	(63)%
Consolidated	(32)%	(36)%

Net revenue % mix:
Construction services	100%	52%
Medical revenue	—%	48%
Consolidated	100%	100%

Operating Income (Loss)
Construction services	(2,721,899)	(472,039)
Medical	(529,569)	2,588,830
Development	(3,023,448)	(2,137,866)
Corporate and Support	(18,497,740)	(7,208,895)
Consolidated	(24,772,656)	(7,229,970)
Other Income (Expenses)	(1,985,250)	140,728
Add: Net profit attributable to common stockholders of Safe & Green Holdings Corp.	(475,373)	1,229,806
Net loss attributable to common stockholders of Safe & Green Holdings Corp.	$(26,282,533)	$(8,319,048)

Revenue

During the year ended December 31, 2023, we derived substantially all of our revenue from the construction services segment. Total revenue for the year ended December 31, 2023 was $16,523,080 compared to $24,393,946 for the year ended December 31, 2022. Revenue decreased 32% in 2023, compared to the prior year.

Medical revenue decreased 100% in 2023 compared to the prior year. The majority of the medical revenue came from operations of our Clarity Mobile joint venture during 2022.

Construction services revenue increased 30% in 2023 compared to the prior year. The revenue growth primarily is due to the acquisition of Echo DCL, LLC in September 2020. The revenue growth reflects increased modular revenue from SG Echo's manufacturing facility.

Operating Income (Loss)

Operating loss was $24,772,656 for the year ended December 31, 2023, compared to $7,229,970 for the year ended December 31, 2022, representing an increase of $16,472,799 or 228% in 2023 compared to the prior year.

Construction services operating loss in 2023 was $2,721,899 as compared to the prior year's operating loss of $472,039, primarily due to an increase of jobs and deliver of modular units. The costs of materials such as lumber, plumbing, roofing, and other supplies to modify and build these units were increased due in part to COVID-19 supply chain issues. In addition, we recognized accrued losses in the amount of $870,878 during the year ended December 31, 2023

Medical revenue operating loss in 2023 was $529,569, as compared to the prior year's operating income of $2,588,830, primarily due to decreased testing samples being collected at our COVID-19 laboratory at LAX airport, partially offset by costs incurred during 2023 for future developments.

Development operating loss in 2023 is related to operating expenses incurred for certain development projects that were started in 2022 and currently being developed for future use. No revenue has been generated by our development segment in 2023 to offset these operating expenses.

Corporate and support operating loss increased in 2023, as compared to the prior year, and such increase is primarily due to increased overhead costs in public expenses related to SEC compliance and legal costs, increased payroll due to additional head count in SG Echo and stock compensation in order to retain key employees, increases in IT support and increase in insurance expenses to support our various operations. In addition, an impairment loss of $3,062,000 was recorded for the year ended December 31, 2023.

Other Income (Expense)

Interest income for the year ended December 31, 2023 was $119 mainly derived from bank interest. There was $73,821 of interest income for the year ended December 31, 2022. Other income for the year ended December 31, 2023 and 2022 was $783,315 and $403,146, respectively. Other income during 2023 primarily related to a legal settlement in the amount of $450,000. Interest expense for the year ended December 31, 2023 and 2022 was $2,608,683 and $336,239 respectively. The increase in interest expense resulted from additional notes payable entered into during 2023. Loss on asset disposal for the year ended December 31, 2022 was $25,265.

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

Liquidity and Capital Resources

As of December 31, 2023 and December 31, 2022, we had an aggregate of $17,448 and $582,776, respectively, of cash and cash equivalents. To date, we have financed our operations from revenue generated from operations and sales of our equity and to a lesser extent debt financing.

As of December 31, 2023, our stockholders’ equity (deficit) was $(6,334,859) compared to $14,439,562 as of December 31, 2022. Our net loss for the years ended December 31, 2023 and 2022 was $26,757,906 and $7,089,242 respectively. Net cash used in operating activities was $7,141,754 and $5,630,614 for the years ended December 31, 2023 and 2022, respectively.

Historically, our operations have primarily been funded through proceeds from equity and debt financings, as well as revenue from operations.

We have negative operating cash flows, which has raised substantial doubt about our ability to continue as a going concern.

If we are not successful with our efforts to increase revenue, we will experience, as we have from time to time in the past, a shortfall in cash. If there is a shortfall, we will be forced to reduce operating expenses, among other steps, all of which would have a material adverse effect on our operations going forward. On December 15, 2023, Mr. Galvin voluntarily deferred his salary for the December 15, 2023 and December 31, 2023 pay periods as a cost saving measure. In addition, on December 14, 2023, Mr. Galvin loaned $75,000 to the Company. The loan will be interest free (subject, however to any interest which may be imputed under applicable income tax laws) and is due and payable by December 14, 2024. In addition, we have issued various types of debt to provide funds for operations as set forth below.

We will also seek to obtain debt or additional equity financing to meet any cash shortfalls both in the public company or our subsidiaries. The type, timing and terms of any financing we may select will depend on, among other things, our cash needs, the availability of other financing sources and prevailing conditions in the financial markets. However, there can be no assurance that we will be able to secure additional funds if needed and that, if such funds are available, the terms or conditions would be acceptable to us. If we are unable to secure additional financing, further reduction in operating expenses might need to be substantial in order for us to ensure enough liquidity to sustain our operations. Any equity financing would be dilutive to our stockholders. If we incur debt, we will likely be subject to restrictive covenants that significantly limit our operating flexibility and require us to encumber our assets. If we fail to raise sufficient funds and continue to incur losses, our ability to fund our operations, take advantage of strategic opportunities, or otherwise respond to competitive pressures will be significantly limited. While the Debenture is outstanding, we are prohibited from entering into any variable rate transactions and from incurring or suffering to exist debt other than certain specified permitted debt. Any of the above limitations could force us to significantly curtail or cease our operations. These circumstances have raised substantial doubt about our ability to continue as a going concern, and continued cash losses may risk our status as a going concern. Our consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

We will need to generate additional revenues or secure additional financing sources, such as debt or equity capital, to fund future operations, which financing may not be available on favorable terms or at all. If we fail to raise sufficient funds and continue to incur losses, our ability to fund our operations, take advantage of strategic opportunities, or otherwise respond to competitive pressures will be significantly limited and we will need to significantly curtail or cease our operations.

October 2021 Registered Direct Offering

In October 2021, we completed a registered direct offering and concurrent private offering pursuant to which we sold an aggregate of 975,000 shares of common stock (48,750 as adjusted for the May Stock Split)  and pre-funded warrants to purchase up to 2,189,384 shares of Common Stock (109,469 as adjusted for the May Stock Split) and warrants to purchase 1,898,630 shares of Common Stock (94,932 as adjusted for the May Stock Split) which resulted in net proceeds of approximately $10,488,000 after deducting underwriting commission and other expenses related to the offering.

February 2023 Offering

On February 7, 2023, we closed a private placement offering (the “Offering”) of One Million One Hundred Thousand Dollars ($1,100,000.00) in principal amount of the Company’s 8% convertible debenture (the “Debenture”) and a warrant (the “Warrant”) to purchase up to Five Hundred Thousand (500,000) shares of our common stock (25,000 as adjusted for the May Stock Split), to Peak One Opportunity Fund, L.P. (“Peak One”). Pursuant to a Securities Purchase Agreement, dated February 7, 2023 (the “Purchase Agreement”), the Debenture was sold to Peak One for a purchase price of $1,000,000, representing an original issue discount of ten percent (10%). In connection with the offering the Company paid $15,000 as a non-accountable fee to Peak One to cover its accounting fees, legal fees and other transactional costs incurred in connection with the transactions contemplated by the Purchase Agreement and issued 50,000 shares of its restricted common stock (the “Commitment Shares”) (2,500 as adjusted for the May Stock Split)  to Peak One Investments, LLC (“Investments”), the general partner of Peak One.

The Debenture matures twelve months from its date of issuance and bear interest at a rate of 8% per annum payable on the maturity date. The Debenture is convertible, at the option of the holder, at any time, into such number of shares of common stock of the Company equal to the principal amount of the Debenture plus all accrued and unpaid interest at a conversion price equal to $1.50 (the “Conversion Price”) ($30.00 as adjusted for the May Stock Split), subject to adjustment for any stock splits, stock dividends, recapitalizations and similar events and in the event the Company, at any time while the Debenture is outstanding, issues, sells or grants any option to purchase, or sells or grants any right to reprice, or otherwise disposes of, or issues common stock or other securities convertible into, exercisable for, or otherwise entitle any person the right to acquire, shares of common stock, other than with respect to an Exempt Issuance (as defined in the Debenture), at an effective price per share that is lower than the then Conversion Price. In the event of any such anti-dilutive event, the Conversion Price will be reduced at the option of the holder to such lower effective price of the dilutive event, subject to a floor price of $0.40 per share, unless and until the Company obtains shareholder approval for any issuance below such floor price.

Cedar Cash Advances

On May 16, 2023, SG Building entered into a cash advance agreement with Cedar Advance LLC (“Cedar”) pursuant to which SG Building sold to Cedar $710,500 of its future receivables for a purchase price of $500,000. Cedar is expected to withdraw $25,375 a week directly from SG Building, until the $710,500 due to Cedar is paid in full. In the event of a default (as defined in the cash advance agreement), Cedar, among other remedies, can demand payment in full of all amounts remaining due under the cash advance agreement. SG Building’s obligations under the cash advance agreement have been guaranteed by SG Echo.

On September 26, 2023, SG Building and Cedar entered into a second cash advance agreement pursuant to which SG Building sold to Cedar $1,171,500 of its future receivables for a purchase price of $825,000, less underwriting fees and expenses paid and the repayment of prior amounts due Cedar, for net funds provided of $504,625. Cedar is expected to withdraw $41,800 a week directly from SG Building, until the $1,171,500 due to Cedar is paid in full. In the event of a default (as defined in the cash advance agreement), Cedar, among other remedies, can demand payment in full of all amounts remaining due under the cash advance agreement. SG Building’s obligations under the cash advance agreement have been guaranteed by SG Echo.

On November 20, 2023, SG Building entered into a third cash advance agreement with Cedar pursuant to which SG Building sold to Cedar $511,200 of its future receivables for a purchase price of $360,000, less underwriting fees and expenses paid, for net funds provided of $342,200. Cedar is expected to withdraw $20,300 a week directly from SG Building’s bank account until the $511,200 due to Cedar under the cash advance agreement is paid. In the event of a default (as defined in the cash advance agreement), Cedar, among other remedies, can demand payment in full of all amounts remaining due under the Cash Advance Agreement. SG Building ’s obligations under the cash advance agreement have been guaranteed by SG Echo.

On January 29, 2024, SG Building and Cedar entered into a fourth cash advance agreement pursuant to which SG Building sold to Cedar $1,733,420 of its future receivables for a purchase price of $1,180,000, less underwriting fees and expenses paid and the repayment of prior amounts due Cedar, for net funds provided of $215,575. Cedar is expected to withdraw $49,150 a week directly from SG Building, until the $1,733,420 due to Cedar is paid in full. In the event of a default (as defined in the cash advance agreement), Cedar, among other remedies, can demand payment in full of all amounts remaining due under the cash advance agreement. SG Building’s obligations under the cash advance agreement have been guaranteed by SG Echo.

January Cash Advance Agreement

On January 5, 2024, SG Building and SG Echo (collectively, the “Merchants”), entered into a Cash Advance Agreement (“Cash Advance Agreement”) with Maison Capital Group (“Maison”) pursuant to which the Merchants sold to Maison $300,000 of their future receivables for a purchase price of $200,000, less underwriting fees and expenses paid, for net funds provided of $190,000.

Pursuant to the Cash Advance Agreement, Maison is expected to withdraw $12,500 a week directly from the Merchants’ bank account until the $300,000 due to Maison under the Cash Advance Agreement is paid. In the event of a default (as defined in the Cash Advance Agreement), Maison, among other remedies, can demand payment in full of all amounts remaining due under the Cash Advance Agreement. The Merchants’ obligations under the Cash Advance Agreement are secured by a security interest in all accounts, including without limitation, all deposit accounts, accounts-receivable, and other receivables, chattel paper, documents, equipment, general intangibles, instruments, and inventory, as those terms are defined by Article 9 of the Uniform Commercial Code, now or hereafter owned or acquired by any of them. In addition, SG Building’s obligations under the Cash Advance Agreement have been guaranteed by SG Echo, and SG Echo’s obligations under the Cash Advance Agreement have been guaranteed by SG Building. The amounts outstanding under the Cash Advance Agreement may be prepaid by the Merchants at any time without penalty.

Southstar Factoring Agreement

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

The Secured Note bears interest at 23% per annum and is due and payable on June 1, 2025. The Secured Note is secured by a mortgage (the “Mortgage”) on the Premises and secured by a Security Agreement, dated June 1, 2023 (the “Security Agreement”), pursuant to which SG Echo granted to SouthStar a first priority security interest in all of SG Echo’s presently-owned and hereafter-acquired personal and fixture property, wherever located, including, without limitation, all accounts, goods, chattel paper, inventory, equipment, instruments, investment property, documents, deposit accounts, commercial tort claims, letters-of-credit rights, general intangibles including payment intangibles, patents, software trademarks, trade names, customer lists, supporting obligations, all proceeds and products of the foregoing. SG Echo paid to SouthStar an origination fee in the amount of 3% of the face amount of the Secured Note. Upon the occurrence of an Event of Default (as defined in the Secured Note), the default interest rate will be 28% per annum, or the maximum legal amount provided by law, whichever is greater.

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

The Factoring Agreement provides that SG Echo will also pay a transactional administrative fee of $50.00 for each new account debtor submitted to it and a fee equal to 0.25% of the face amount of all purchased accounts receivable for the handling, collecting, mailing, quality assuring, insuring the risk, transmitting, and performing certain data processing services with respect to the maintenance and servicing of the purchased accounts.

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

If SouthStar has not purchased accounts receivable in a quarterly period during any initial or renewal term which exceed fifty percent (50%) of the Facility Amount per calendar quarter, in which $250,000.00 of the purchased accounts each month must be with a specific customer of the Company. (“Minimum Amount”), the Factoring Agreement provides that SG Echo will pay to SouthStar, on demand, an additional amount equal to what the charges provided for elsewhere in the Factoring Agreement would have been on the Minimum Amount assuming the number of days from the date of purchase of the Minimum Amount until receipt of payment of the Minimum Amount is thirty one (31) days, less the actual charges paid by SG Echo to SouthStar during such period.

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

BCV Loan Agreement

On June 23 2023, SG DevCorp, entered into a Loan Agreement (the “BCV Loan Agreement”) with a Luxembourg-based specialized investment fund, BCV S&G DevCorp (“BCV S&G”), for up to $2,000,000 in proceeds, of which it initially received $1,250,000. The BCV Loan Agreement provides that the loan provided thereunder will bear interest at 14% per annum and mature on December 1, 2024. The loan may be repaid by SG DevCorp at any anytime following the twelve-month anniversary of its issue date. The loan is secured by 1,999,999 of our shares of SG DevCorp’s common stock (the “Pledged Shares”), which were pledged pursuant to an escrow agreement (the “Escrow Agreement”) with American Stock Transfer & Trust Company, LLC n/k/a Equiniti Trust Company, LLC, SG DevCorp’s transfer agent. The fees associated with the issuance include $70,000 paid to BCV S&G for the creation of the BCV Loan Agreement and $27,500 payable to BCV S&G per annum for maintaining the BCV Loan Agreement. Additionally, $37,500 in broker fees was paid to Bridgeline Capital Partners S.A. on the principal amount raised of $1,250,000. The BCV Loan Agreement further provided that if SG DevCorp’s shares of common stock were not listed on The Nasdaq Stock Market before August 30, 2023 or if following such listing the total market value of the Pledged Shares fell below twice the face value of the loan, the loan would be further secured by SG DevCorp’s St. Mary’s industrial site, consisting of 29.66 acres and a proposed manufacturing facility in St. Mary’s, Georgia (the “St. Mary’s Site”).

On August 16, 2023, SG DevCorp secured an additional $500,000 in bridge funding from BCV S&G under the BCV Loan Agreement.

On August 25, 2023, SG DevCorp and BCV S&G amended the BCV Loan Agreement (“Amendment No. 1”) to change the date upon which SG DevCorp’s shares were required to be listed on The Nasdaq Stock Market from August 30, 2023 to September 15, 2023. According to Amendment No. 1, if SG DevCorp’s shares of common stock were not listed on The Nasdaq Stock Market before September 15, 2023 or if following such listing the total market value of the Pledged Shares falls below twice the face value of the loan, the loan will be further secured by a security interest in the St. Mary’s Site.

On September 11, 2023, SG DevCorp and BCV S&G amended the BCV Loan Agreement (“Amendment No. 2”) to change the date upon which SG DevCorp’s shares were required to be listed on The Nasdaq Stock Market from September 15, 2023 to September 30, 2023. According to Amendment No. 2, if SG DevCorp’s shares of common stock were not listed on The Nasdaq Stock Market before September 30, 2023 or if following such listing the total market value of the Pledged Shares falls below twice the face value of the loan, the loan will be further secured by a security interest in the St. Mary’s Site. Following the listing, the total market value of the Pledged Shares has fallen below twice the face value of the loan and SG DevCorp and BCV S&G are in discussions regarding alternatives, if any.

February Cash Advances

On February 23, 2024, the SG Building Blocks and SG Echo, together with SG Building Blocks, the (“Merchants”), entered into a Cash Advance Agreement (“Third Cash Advance Agreement”) with Bridgecap Advance LLC (“Bridgecap”) pursuant to which the Merchants sold to Bridgecap $224,850 of their future receivables for a purchase price of $150,000, less underwriting fees and expenses paid, for net funds provided of $135,000.

Pursuant to the Third Cash Advance Agreement, Bridgecap is expected to withdraw $2,248.50 a day directly from the Merchants’ bank account until the $224,850 due to Bridgecap under the Third Cash Advance Agreement is paid. In the event of a default (as defined in the Cash Advance Agreement), Bridgecap, among other remedies (including penalties and fees) can demand payment in full of all amounts remaining due under the Third Cash Advance Agreement. The Merchants’ obligations under the Third Cash Advance Agreement are secured by a security interest in all accounts, including without limitation, all deposit accounts, accounts-receivable, other receivables, and proceeds therefrom, as those terms are defined by Article 9 of the Uniform Commercial Code, now or hereafter owned or acquired by any of them. The amounts outstanding under the Third Cash Advance Agreement may be prepaid by the Merchants at any time without penalty.

March Note

On March 5, 2024, the we issued a Promissory Note (“Note”) in favor of 1800 Diagonal Lending LLC (the “Lender”) in the aggregate principal amount of $149,500 (the “Principal”), and an accompanying Securities Purchase Agreement, dated March 5, 2024 (the “SPA”).

The Note was purchased by the Lender for a purchase price of $130,000, representing an original issue discount of $19,500. A one-time interest charge of ten percent (10%) (the “Interest Rate”) will be applied on the issuance date to the Principal. Under the terms of the Note, beginning on April 15, 2024, we are required to make nine monthly payments of accrued, unpaid interest and outstanding principal, subject to adjustment, in the amount of $18,272,23. We have a five business day grace period with respect to each payment. Any amount of principal or interest on this Note which is not paid when due will bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid (“Default Interest”). We have the right to accelerate payments or prepay in full at any time with no prepayment penalty.

Among other things, an event of default (“Event of Default”) will be deemed to have occurred if we fail to pay the principal or interest when due on the Note, whether at maturity, upon acceleration or otherwise, if bankruptcy or insolvency proceedings are instituted by or against us or if we fails to maintain the listing of its common stock on The Nasdaq Stock Market. Upon the occurrence of an Event of Default, the Note will become immediately due and payable and we will be obligated to pay to the Investor, in satisfaction of its obligations under the Note, an amount equal to 200% times the sum of the then outstanding principal amount of the Note plus accrued and unpaid interest on the unpaid principal amount of this Note to the date of payment plus Default Interest, if any.

After an Event of Default, at any time following the six month anniversary of the Note, the Lender will have the right, to convert all or any part of the outstanding and unpaid amount of the Note into shares of the Company’s common stock at a conversion price equal to the greater of $0.08 or 65% multiplied by the lowest closing bid price during the 10 trading days prior to the conversion date (representing a discount rate of 35%). The Note may not be converted into shares of our common stock if the conversion would result in the Lender and its affiliates owning an aggregate of in excess of 4.99% of the then outstanding shares of our common stock. In addition, unless we obtain shareholder approval of such issuance, we shall not issue a number of shares of its common stock under Note, which when aggregated with all other securities that are required to be aggregated for purposes of Nasdaq Rule 5635(d), would exceed 19.99% of the shares of our common stock outstanding as of the date of definitive agreement with respect to the first of such aggregated transactions (the “Conversion Limitation”). Upon the occurrence of an Event of Default as a result of us being delisted from Nasdaq, the Conversion Limitation shall no longer apply.

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

Cash Flow Summary

	For The Year Ended December 31,

	2023	2022
Net cash provided by (used in):
Operating activities	$(7,141,754)	$(5,630,614)
Investing activities	(864,817)	(3,853,298)
Financing activities	7,441,243	(2,957,693)
Net increase (decrease) in cash and cash equivalents	$(565,328)	$(12,441,605)

Operating activities used net cash of $7,141,754 during the year ended December 31, 2023, and $5,630,614 during the year ended December 31, 2022. Generally, our net operating cash flows fluctuate primarily based on changes in our profitability and working capital. Cash used in operating activities increased by approximately $1,092,821 primarily due to a decrease in working capital due in part to decreases in accounts payable with the additions of operations of new entities, SG DevCorp. and SG Echo, from the corresponding period of the prior years. In addition, we had an increase of approximately $411,787 in stock-based compensation and an increase in the overall net loss of approximately $18,475,379, during the year ended December 31, 2023 compared to the year ended December 31, 2022. The December 31, 2023 amount is due to a net loss of $26,757,906, adjusted by depreciation expense of $370,525, amortization of intangible assets of $187,640, impairment of $3,189,877, bad debt expense of $491,388, amortization of deferred license costs of $40,785, amortization of debt issuance costs of $994,923, SG DevCorp issuances of $684,438, amortization of right-of-use asset of $2,433,865, plus common stock issued for services of $653,575, stock-based compensation of $3,210,631, and a decrease in accounts receivable of $606,315, contract assets of $25,639, inventories of $309,048, prepaid expenses and other current assets of $96,432,; added by increase in liability of $5,761,194 of accounts payable and accrued expenses, contract liabilities of $1,057,422 less decrease in other current liability of $5,795 and lease liability of $2,859,852.

Investing activities used net cash of $864,817 during the year ended December 31, 2023, and $3,853,298 during the year ended December 31, 2022. Cash used in investing activities decreased by $2,988,480 from the corresponding period of the prior year. The December 31, 2023 amount is due to $608,004 purchase of property, plant and equipment, $120,781 project development costs, purchase of intangible assets of $93,970 and $42,662 investment in and advances to equity affiliates.

Financing activities provided net cash of $7,441,243 during the year ended December 31, 2023, and provided net cash of $2,957,693 during the year ended December 31, 2022. Cash provided by financing activities increased by approximately $4,064,232. December 31, 2023 amount is due to $9,639,640 proceeds from short-term note payable, $780,812 proceeds from long-term notes payable, less $3,704,129 payment of short-term notes payable, $394,735 from the issuance of common stock, $46,417 distribution paid to non-controlling interest, and $42,716 repurchase of common stock.

We provide services to our construction customers in three separate phases: the design phase, the architectural and engineering phase and the construction phase. Each phase is independent of the other, but builds through a progression of concept through delivery of a completed structure. These phases may be embodied in a single contract or in separate contracts, which is typical of a design build process model. As of December 31, 2023, we had 7 projects totaling $2,578,882 in backlog revenue.

Backlog may fluctuate significantly due to the timing of orders or awards for large projects and is not necessarily indicative of future backlog levels or the rate at which backlog will be recognized as revenue. The decrease in backlog at December 31, 2023 is primarily attributable to revenue being recognized during the year ended December 31, 2023.We expect our backlog revenue will be realized by December 31, 2024.

There can be no assurance that our customers will decide to and/or be able to proceed with these construction projects, or that we will ultimately recognize revenue from these projects in a timely manner or at all.

Off-Balance Sheet Arrangements

As of December 31, 2023 and 2022, we had no material off-balance sheet arrangements to which we are a party.

In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector. These agreements are typically with consultants and certain vendors. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of December 31, 2023.

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

Convertible instruments. Safe & Green bifurcates conversion options from their host instruments and accounts for them as free-standing derivative financial instruments according to certain criteria. The criteria include circumstances in which (i) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract; (ii) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable GAAP measures with changes in fair value reported in earnings as they occur; and (iii) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.

Safe & Green determined that the embedded conversion options that were included in the previously outstanding convertible debentures should be bifurcated from their host and a portion of the proceeds received upon the issuance of the hybrid contract has been allocated to the fair value of the derivative. The derivative was subsequently marked to market at each reporting date based on current fair value, with the changes in fair value reported in results of operations.

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

We entered into a joint venture agreement with Clarity Lab Solutions, LLC (“Clarity Labs”) (the “JV”). Revenue from the activities of the JV is related to clinical testing services and is recognized when services have been rendered, which is at a point in time. In addition, we formed Chicago Airport Testing, LLC which collects rental revenue. For the years ended December 31, 2023 and 2022, the Company recognized approximately $0 million and $11.6 million, respectively, related to activities through these two joint ventures, which is included in medical revenue on the accompanying consolidated statements of operations.

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

Goodwill. Goodwill represents the excess of reorganization value over the fair value of identified net assets upon emergence from bankruptcy. In accordance with the accounting guidance on goodwill, Safe & Green performs its impairment test of goodwill at the reporting unit level each fiscal year, or more frequently if events or circumstances change that would more likely than not reduce the fair value of its reporting unit below its carrying value. Our evaluation of goodwill completed during the year ended December 31, 2023, resulted in $1,309,330 worth of impairment loss.

Intangible assets – Intangible assets consist of $2,766,000 of proprietary knowledge and technology, which is being amortized over 20 years. In addition, included in intangible assets is $97,164 of trademarks, and $115,632 of website costs that are being amortized over 5 years. We evaluated intangible assets for impairment during the year ended December 31, 2023, and determined that there are $1,880,547 worth of impairment losses.

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

These measures also should not be construed as an inference that our future results will be unaffected by the non-recurring, unusual or non-operational items for which these non-GAAP measures make adjustments.Additionally, EBITDA and Adjusted EBITDA are not intended to be liquidity measures.

The following is a reconciliation of EBITDA and Adjusted EBITDA to the nearest GAAP measure, net loss:

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022
Net loss attributable to common stockholders of Safe & Green Holdings Corp.	$(26,282,533)	$(8,319,048)
Addback interest expense	2,608,683	336,239
Addback interest income	(119)	(73,821)
Addback depreciation and amortization	3,459,286	615,191
EBITDA (non-GAAP)	(20,214,683)	(7,441,439)

Addback loss on asset disposal	—	25,265
Addback litigation expense	154,217	664,724
Addback stock-based compensation expense	3,210,631	2,798,844
Adjusted EBITDA (non-GAAP)	$(16,849,835)	$(3,952,606)

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.          Financial Statements and Supplementary Data.

Our financial statements and the notes thereto, together with the reports of our registered public accounting firm, dated May 7, 2024 and March 30, 2023, appear beginning on page F-1 of this Annual Report.

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

The Company does not have sufficient internal controls related to the timely closing of their accounting records, caused by insufficient accounting resources and a lack of formal review procedures. In addition, the Company does not have sufficient internal controls related to the application of technical accounting guidance to complex and/or new transactions. Due to the nature and number of year-end adjustments by our external auditors, we have a deficiency related to our closing process. To assist in internal control over financial reporting additional resources have been hired.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on our assessment, we concluded that, as of December 31, 2023, our internal control over financial reporting was not effective based on those criteria.

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

(c) Changes in Internal Control over Financial Reporting

During the fourth quarter of 2023, we determined that our internal controls were not effective based upon the criteria discussed above.

Item 9B.     Other Information.

During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “nonRule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C.      Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

                Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Below is certain information regarding our directors and executive officers.

Name of Director or Executive Officer	Ages	Position	Served as an Officer and/or Director Since
Paul M. Galvin	61	Chairman of the Board and Chief Executive Officer	November 2011
Patricia Kaelin	61	Chief Financial Officer	May 2023
Christopher Melton (2)(5)(7)	52	Director	November 2011
David Villarreal	72	Director	May 2021
Shafron E. Hawkins (1)(3)(6)	49	Director	December 2022
Thomas Meharey (4)	43	Director	October 2023
Jill Anderson (1) (3)	49	Director	October 2023
(1)	Audit Committee Member.
(2)	Audit Committee Chairperson.
(3)	Compensation Committee Member.
(4)	Compensation Committee Chair.
(5)	Nominating. Environmental, Social and Corporate Governance Committee Member
(6)	Nominating. Environmental, Social and Corporate Governance Committee Chair
(7)	Lead Independent Director.

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

Patricia Kaelin was appointed Chief Financial Officer on May 1, 2023.

Ms. Kaelin is a member of the AICPA with more than 25 years of financial leadership, strategic planning, and public company experience. She has served as Chief Financial Officer for public and privately held companies and has extensive experience in the construction, real estate, manufacturing and healthcare industries. She has expertise in mergers and acquisitions and corporate restructuring, as well as private and public equity and debt financing. Ms. Kaelin served as Chief Financial Officer of 1933 Industries, Inc., a publicly traded company based in Vancouver, British Columbia, with operations in the US and as VP of Finance and IT at Prolong, a publicly traded manufacturing company based in California. Ms. Kaelin also served as Chief Financial Officer at Clifton Larson Allen, one of the largest CPA and consulting firms in the United States and as Chief Financial Officer for multiple private companies including a large construction and real estate development company with over $1B in revenues and operations in several states. She began her career at BDO USA, LLP, spending seven years in public accounting where she earned her CPA certificate. Ms. Kaelin holds a Bachelor’s degree in Business Administration and Accounting from California State University, Fullerton and has served on multiple boards for children’s charities and a telehealth company.

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

David Villarreal was appointed as a director of the Company on May 28, 2021. Mr. Villarreal has served as the President and Chief Executive Officer of SG DevCorp since February 3, 2023. Mr. Villarreal was appointed as a director of SG DevCorp effective April 11, 2023. Mr. Villarreal’s career spans over 40 years in various management, business and leadership capacities, beginning in 1977 when he served as Deputy Mayor and Senior Deputy Economic Development Advisor, under Mayor Tom Bradley in the City of Los Angeles. From August 2014 until March 2023, Mr. Villarreal served as the Chief Administrative Officer of Affinity Partnerships, LLC, a Costco national mortgage services platform provider, with annual closed loan production of $8+ billion through a network of ten national mortgage lenders. From March 2011 to August 2014, he served as the President -Corporate Business Development, of Prime Source Mortgage, Inc. From September 2008 to September 2012, he served as a Consultant to the International Brotherhood of Teamsters.

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

Jill Anderson was appointed as a director of the Company in August 2023. Ms. Anderson has over twenty years of in-house and law firm experience counseling life sciences and healthcare companies on a variety of business issues and transactions, including corporate, regulatory, data privacy and security, employment, marketing and sales, real estate and litigation matters. Since August 2020, Ms. Anderson has served as Chief Legal Officer and Privacy Officer of miR Scientific, a precision healthcare company committed to transforming cancer management globally by developing non-invasive tests for the detection and risk classification of cancers. From December 2006 to August 2020, Ms. Anderson was a partner in the Healthcare and Privacy & Cybersecurity departments at the law firm of Moses & Singer LLP in New York City. Before that, Ms. Anderson held legal roles at Dana-Farber Cancer Institute and Mass General Brigham (formerly Partners Healthcare System). Ms. Anderson also serves on the Board of Directors of Fight Cancer Global, a nonprofit organization dedicated to creating patient-centric solutions which unite all constituents to end the isolation for cancer patients globally. Ms. Anderson successfully completed training at the 2023 Program on Corporate Compliance and Enforcement (PCCE) at NYU School of Law in Board Governance, Board Effectiveness, Risk Management, ESG and DEI. Ms. Anderson earned her J.D. at Widener University School of Law and holds a Bachelor of Science degree in Pre-Medicine from Rutgers University.

We selected Ms. Anderson to serve on our Board because she brings extensive knowledge with respect to the healthcare industry. Ms. Anderson’s pertinent experience, qualifications, attributes and skills include scientific expertise, managerial experience and the knowledge and experience she has attained through her healthcare experience.

Thomas Meharey was appointed as director of the Company in October 2023. Mr. Meharey currently serves as a Vice President and board member for kathy ireland Worldwide, a global lifestyle company (“kiWW”). Mr. Meharey was appointed Vice President of kiWW in 2007 and as a board member of kiWW in 2017. During his time with kiWW, Mr. Meharey launched the MIVI Millennial brand for men and women alongside global lifestyle designer Kathy Ireland. From 2003 to 2007, Mr. Meharey served as the Director of kathy ireland Weddings and Resorts, where he managed a portfolio of properties in excess of $40 million dollars. In 2004, Mr. Meharey founded a general contracting business in Hawaii, where he managed projects ranging from modest homes to multi-million dollar estates. Mr. Meharey served our country as a marine from 1999-2003.

We selected Mr. Meharey to serve on our Board due to his leadership skills and experience, his expertise in scaling businesses and his knowledge of the luxury brand, advertising, real estate and construction industries.

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

The Board has reviewed the materiality of any relationship that each of our directors has with the Company and has determined that each of Messrs. Hawkins, Melton and Meharey and Ms. Anderson, is “independent” in accordance with the Nasdaq Listing Rules. Messrs. Galvin and Villarreal  are not considered “independent” due to their executive position. As such independent directors comprise a majority of our Board and the members of our Audit, Compensation, and Nominating, Environmental, Social and Corporate Governance Committees are fully independent.

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

Audit Committee

The members of our Audit Committee are Mr. Melton, who serves as chairperson, Mr. Hawkins and Ms. Anderson. The Audit Committee Charter requires that the Audit Committee consist of at least three members of the Board, each of whom is required to be independent as defined by Nasdaq and SEC rules. The Board has determined that each member of the Audit Committee is independent, as defined by Rule 10A-3 of the Exchange Act and Nasdaq Marketplace Rule 5605(a)(2). The Board has also determined that Mr. Melton is an “audit committee financial expert,” as defined in Item 407(d)(5) of Regulation S-K under the Exchange Act.

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

All audit services to be provided to the Company by our independent public accounting firm, are pre-approved by the Audit Committee prior to the initiation of such services (except for items exempt from pre-approval requirements under applicable laws and rules). The Audit Committee approved all services provided by our independent public accounting firm to us during 2022 and 2023.

Compensation Committee

The members of our Compensation Committee are Mr. Meharey, who serves as chairperson, Ms. Anderson and Mr. Hawkins The Compensation Committee Charter requires that the Compensation Committee consist of at least two members of the Board, each of whom is required to be independent as defined by Nasdaq rules. The Board has determined that each member of the Compensation Committee is independent, as defined in Nasdaq Marketplace Rule 5605(a)(2).

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

In performing its functions, the Compensation Committee may retain or obtain the advice of such compensation consultants, legal counsel and other advisors. In March 2022, the Compensation Committee engaged Haigh & Company as its independent compensation consultant. With the assistance of Haigh & Company, the Compensation Committee developed and implemented an organizational framework covering salary, annual bonus and equity ownership, with the goal of attracting and retaining talented individuals who are critical to the Company’s long-term success and aligning pay with performance. The Compensation Committee assessed the independence of Haigh & Company pursuant to SEC rules and in accordance with Nasdaq listing standards, noting that Haigh & Company (i) did not have any relationships with the Company, our executive officers or our Committee members that would impair its independence, and (ii) does not provide any services to the Company other than advice to the Compensation Committee regarding executive officer and director compensation, and concluded that Haigh & Company is free from conflicts of interest and is independent.

Nominating, Environmental, Social and Corporate Governance Committee

The Nominating, Environmental, Social and Corporate Governance Committee is currently comprised of Mr. Hawkins, who serves as chairperson, and Mr. Melton. The Nominating, Environmental, Social and Corporate Governance Committee Charter requires that the Nominating, Environmental, Social and Corporate Governance Committee consist of at least two members of the Board, each of whom is required to be independent as defined by Nasdaq rules. The Board has determined that each member of the Nominating, Environmental, Social and Corporate Governance Committee is independent, as defined in Nasdaq Marketplace Rule 5605(a)(2). Specific responsibilities of the Nominating, Environmental, Social and Corporate Governance Committee include: (i) considering and recommending to the Board, candidates for election to the Board; (ii) considering recommendations and proposals submitted by stockholders in respect of Board nominees, establishing policies in respect of such recommendations and proposals (including stockholder communications with the board of directors), and recommending any action to the Board in respect of such stockholder recommendations and proposals; (iii) identifying, evaluating and recommending to the board of directors, candidates to serve on committees of the Board; (iv) assessing the performance of the Board; (v) reviewing the Company’s sustainability and societal impact and (vi) reviewing risk governance structure, risk assessment and risk management practices and guidelines, policies and processes for risk assessment and risk management, including cyber security measures.

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

Delinquent Section 16(a) Reports.

Section 16(a) of the Exchange Act and the regulations promulgated thereunder require our executive officers, directors and persons who beneficially own more than 10% of our common stock to file forms with the SEC to report their ownership of the Company’s shares and any changes in ownership. We have reviewed all forms filed electronically with the SEC during, and with respect to, fiscal 2023. Based on that review and written information given to us by all of our directors and executive officers, we believe that all of our directors, executive officers and holders of more than 10% of our stock filed on a timely basis all reports that they were required to file under Section 16(a) during fiscal 2023, except the following.

•	John Shaw-Form 3 filed March 28, 2023 for 11 transactions
•	John Shaw-Form 4 filed 4-27-23 for 2 transactions
•	John Shaw -Form 4 filed 8-31-23 for 5 transactions
•	Pual Galvin-Form 4 filed 5-10-23 for 30 transactions
•	Pual Galvin -Form 4 filed 5-10-23 for 19 transactions
•	William Rogers-Form 4 filed 5-10-23 for 25 transactions

Item 11.  Executive Compensation.

We are a “smaller reporting company” and the following compensation disclosure is intended to comply with the requirements applicable to smaller reporting companies. Although the rules allow us to provide less detail about its executive compensation program, the Compensation Committee is committed to providing the information necessary to help stockholders understand its executive compensation-related decisions. Accordingly, this section includes supplemental narratives that describe the 2023 executive compensation program for our named executive officers.

Our executive officers named in the Summary Compensation Table below are referred to herein as the “named executive officers.” These named executive officers are:

●	Paul M. Galvin, Chairman and Chief Executive Officer

●	Patricia Kaelin, Chief Financial Officer

●	William Rogers, Former Chief Operating Officer

Summary Compensation Table

The following table sets forth all compensation awarded to, paid to or earned by the following named executive officers for the fiscal years ended December 31, 2023 and 2022:

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)(1)	All Other Compensation ($)(2)	Total ($)
Paul M. Galvin,	2023	$572,917 (3)		$35,100 (4)	$127,260	$11,250	$746,527
Chairman and Chief Executive Officer	2022	$450,000		$150,000	$402,500	$36,705	$1,039,205

Patricia Kaelin,	2023	$200,000 (4)	$	—(4)	$50,172	$1,000	$251,172
Chief Financial Officer (5)	2022	$—		$—	$—	$—	$—

William Rogers	2023	$300,000		$—	$—	$80,500	$380,500
Former Chief Operating Officer (6)	2022	$300,000		$75,000	$—	$26,210	$401,210

(1)

This column indicates the aggregate grant date fair value, as determined in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation — Stock Compensation (“FASB ASC Topic 718”).

(2)	For 2023, all other compensation consisted of: Mr. Galvin — $1,650 is cell phone and $9,600 auto allowance; Ms. Kaelin — $1,000 cell phone; and Mr. Rogers — $1,500 cell phone, $4,000 401K match and $75,000 was accrued pursuant to the Release Agreement. See “ —Employment Agreements.”
(3)	During 2023, Mr. Galvin earned salary compensation of $572,917, for his duties as Chairman and Chief Executive. Mr. Galvin voluntarily deferred $62,500 of his salary compensation during 2023.
(4)	The Compensation Committee has recommended and the Board has approved 2023 bonuses of $350,000 for Mr. Galvin and $100,000 for Ms. Kaelin to be paid in cash, equity or a combination of cash and equity. Such amounts have not been included in the above table.
(5)	Ms. Kaelin was appointed Chief Financial Officer of the Company on May 1, 2023.
(6)	Mr. Rogers’ employment with us terminated on December 31, 2023.

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

Effective January 1, 2017, we entered into an employment agreement with Mr. Galvin. Mr. Galvin’s employment agreement originally provided for base compensation in the amount of $240,000 per year. On July 24, 2018, the Compensation Committee increased Mr. Galvin’s annual base salary to $370,000, retroactive to January 1, 2018. Such increase was based on a competitive market assessment provided by Haigh & Company, the Compensation Committee’s independent compensation consultant. On December 1, 2019, the annual base salary for Mr. Galvin was decreased from $370,000 to $180,000. On April 24, 2020, the annual base salary for Mr. Galvin was increased from $180,000 to $400,000. On July 5, 2022, the annual base salary for Mr. Galvin was increased to $500,000. On September 19, 2023, Mr. Galvin’s employment agreement was amended to increase Mr. Galvin’s annual base salary to $750,000.

On May 1, 2023, we engaged Patricia Kaelin to serve as our Chief Financial Officer with an annual base salary of $250,000, which was increased to $300,000 on July 26, 2023. The Compensation Committee has recommended that the Board approve an increase to Ms. Kaelin’s salary to $350,000 in 2024.

On December 7, 2020, the Company appointed William Rogers to serve as the Company’s Chief Operating Officer with an annual base salary of $300,000 per year. Mr. Rogers’ employment with us terminated on December 31, 2023. See “-Employment Agreements.”

Bonus Payments

Bonuses were accrued in 2022 for Mr. Galvin for $50,000 and Mr. Rogers for $60,000. Mr. Galvin was paid $50,000 of his 2022 bonus during 2022. On September 26, 2023 the Compensation Committee approved a cash bonus of $35,100 be paid to Mr. Galvin for his service to the Company in connection with the Separation and Distribution. In addition, the Compensation Committee has recommended that the Board approve 2023 bonuses of $350,000 for Mr. Galvin and $100,000 for Ms. Kaelin to be paid in cash, equity or a combination of cash and equity; this was approved by the full Board on February 27, 2024.

Equity Awards

During 2022 and 2023, we granted restricted stock unit awards to our key employees, including our named executive officers, as the long-term incentive component of our compensation program.

On November 3, 2022, the Compensation Committee granted Mr. Galvin an award of 250,000 restricted stock units (RSUs) (12,500 as adjusted for the May Stock Split) under our stock incentive plan, vesting quarterly over two years. On April 4, 2023, Mr. Galvin was granted an award of 126,000 RSUs (6,300 as adjusted for the May Stock Split). We anticipate that the Company will, in 2024, issue to Mr. Galvin RSUs representing a contingent right to receive such number of shares of Common Stock as will result in him owning a total of 9.9% of our outstanding shares of our Common Stock.

On May 10, 2023, Ms. Kaelin was granted an award of 60,000 RSUs (3,000 as adjusted for the May Stock Split) which vested upon issuance. The Compensation Committee has recommended that the Board approve an award of 300,000 RSUs (15,000 as adjusted for the May Stock Split)  to Ms. Kaelin in 2024. This was approved by the full Board on February 27, 2024.

On May 4, 2023, the Board took action to vest in full 1,627,773 RSUs (81,389 as adjusted for the May Stock Split) granted under the Company’s stock incentive plan, which included 476,049 RSUs (23,802 as adjusted for the May Stock Split) granted to Mr. Galvin and 86,960 RSUs (4,348 as adjusted for the May Stock Split) granted to Mr. Rogers. The Company expects to submit payment for each of Mr. Galvin and Mr. Rogers for a portion of the taxes paid by them in respect of the accelerated vesting.

Employment Agreements

The following discussion relates to compensation arrangements on behalf of, and compensation paid by the Company to, Messrs. Galvin, and Armstrong pursuant to the terms of their employment/consulting agreements with the Company.

Paul M. Galvin

We employ Mr. Galvin, our Chief Executive Officer and Chairman of the Board, pursuant to an employment agreement, effective January 1, 2017. The employment agreement provided for an initial term of two years, with automatic renewals unless earlier terminated pursuant to the provisions of the employment agreement. The employment agreement originally provided for base compensation in the amount of $240,000 per year, which was increased to $370,000 in early 2019, but subsequently reduced to $180,000 in December 2019. The employment agreement also provides for incentive compensation at the discretion of our Board. The agreement provides for the payment of severance compensation in an amount equal to one year of his base annual salary, if his employment is terminated by the Company other than for “Cause,” as defined therein. In April 2020, we entered into an amendment to Mr. Galvin’s employment agreement employment to December 31, 2021 and increased the annual base salary to $400,000, provide for a performance bonus structure for a bonus of up to 50% of base salary upon the Company’s achievement of $2,000,000 EBITDA and additional performance bonus payments for the achievement of EBITDA in excess of $2,000,000 based on a percentage of the incremental increase in EBITDA (ranging from 10% of the incremental increase in EBITDA if the Company achieves over $2,000,000 and up to $7,000,000 in EBITDA, 8% of the incremental increase in EBITDA if the Company achieves over $7,000,000 and up to $12,000,000 in EBITDA and 3% of the incremental increase in EBITDA over $12,000,000), provide for a profits-based additional bonus of up to $250,000 in certain limited circumstances, and provide for one (1) year severance, plus a pro-rated amount of any unpaid bonus earned by him during the year as verified by the Company’s principal financial officer, if Mr. Galvin is terminated without cause. At the Company’s option, up to fifty (50%) percent of the EBITDA performance bonuses may be paid in restricted stock units if then available for grant under the Company’s Stock Incentive Plan. In July 2022, we entered into an amendment to Mr. Galvin’s employment agreement to increase his annual base salary to $500,000 and in September 2023 we entered into an amendment to Mr. Galvin’s employment agreement to increase his annual base salary to $750,000. All other terms of the employment agreement remain in full force and effect.

Patricia Kaelin.

On May 1, 2023, we entered into an employment agreement with Patricia Kaelin, our Chief Financial Officer, (the “Kaelin Employment Agreement”) to employ Ms. Kaelin in such capacity for an initial term of two (2) years, which Kaelin Employment Agreement provides for an annual base salary of $250,000, which was increased to $300,000 on July 26, 2023, a discretionary bonus of up to 20% of her base salary upon achievement of objectives as may be determined by the Board of Directors and severance in the event of a termination without cause on or after September 30, 2023 in amount equal to one year’s annual base salary and benefits. The Kaelin Employment Agreement also provides for the grant to Ms. Kaelin of a restricted stock grant under the stock incentive plan, as amended and as available for grant, of 60,000 shares of Common Stock (3,000 as adjusted for the May Stock Split), vesting quarterly on a pro-rata basis over the next eighteen (18) months of continuous service. On May 10, 2023, Ms. Kaelin was granted an award of 60,000 RSUs (3,000 as adjusted for the May Stock Split) which were fully vested upon issuance.

William Rogers

On September 27, 2021, we entered into an executive employment agreement with William Rogers (the “Rogers Employment Agreement”) to employ Mr. Rogers as the Company’s Chief Operating Officer for an initial term of two (2) years, which provided for an annual base salary of $300,000, a discretionary bonus of up to 25% of his base salary upon achievement of objectives as may be determined by the Company’s board of directors, term life insurance coverage equal to two (2) times annual base salary, three weeks’ vacation and severance in the event of a termination without cause in amount equal to one year’s annual base salary and benefits.

Pursuant to the terms of the Rogers Employment Agreement, October 1, 2021, Mr. Rogers was issued a restricted stock grant under our stock incentive plan of 37,500 shares of the Company’s Common Stock (1,875 as adjusted for the May Stock Split), vesting upon issuance, and a restricted stock grant under the stock incentive plan of 200,000 shares of our Common Stock (10,000 as adjusted for the May Stock Split), vesting monthly over two years.

Mr. Rogers is subject to a one-year post-termination non-compete and non-solicit of employees and clients. He is also bound by confidentiality provisions.

Mr. Rogers employment with us terminated on December 31, 2023. On October 20, 2023, we entered into a mutual settlement and release agreement with Mr. Rogers (the “Release Agreement”) pursuant to which (i) we agreed to pay Mr. Rogers a settlement payment equal to $75,000 for his lost vacation, life insurance and related costs through December 31, 2023; (ii) we and Mr. Rogers agreed to extend the Rogers Employment Agreement through December 31, 2023, at which point the Rogers Employment Agreement ended as a mutual termination; (iii) we and Mr. Rogers agreed that Mr. Rogers’ title under the Rogers Employment Agreement changed from COO to Project Development Advisor, as of October 20, 2023, and he reported to David Villarreal for the remaining term of the Rogers Employment Agreement and all other terms of the Rogers Employment Agreement remained unchanged, including Mr. Roger’s right to receive RSUs and right to accrue additional vacation days; (iv) Safe and Green Development Corporation and Mr. Rogers entered into a consulting agreement that commenced on January 1, 2024, which consulting agreement was entered into on October 20, 2023, and was effective January 1, 2024.

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding the outstanding option awards held by the named executive officers as of December 31, 2023:

		Options Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Paul M. Galvin	3/30/2018	4,108	(5)	—	$92.20	3/30/2028
	3/10/2017	5,298	(1)	—	$100.00	3/10/2027
	3/10/2017	3,973	(1)	—	$120.00	3/10/2027
	1/30/2017	4,841	(2)	—	$60.00	1/30/2027
	11/01/2016	4,914	(3)	—	$60.00	11/01/2026
	11/01/2016	667	(4)	—	$60.00	11/01/2026
Patricia Kaelin		—		—	—	—
William Rogers		—		—	—	—

(1)

In connection with a public offering by the Company, completed in June 2017, Mr. Galvin was granted performance-based option awards, to vest upon the completion of certain conditions. A portion of the shares were granted at an exercise price to equal the price per share at which the public purchased shares in the offering ($100.00 per share), while the remainder were granted at an exercise price equal to 120% of such price per share ($120.00 per share). In September 2017, the Compensation Committee determined that Mr. Galvin met his performance conditions and the option awards vested in full.

(2)

Of these options, 990 vested on the grant date, while the remaining 3,851 vested in equal quarterly installments on the last day of each fiscal quarter following the date of grant over a two-year period. All options vested in full as of December 31, 2018.

(3)

Of these options, 2,184 vested on the grant date, while the remainder vested in three equal installments of 910 on the three anniversaries following the grant date. Such options vested in full as of November 1, 2019.

(4)	These options vested in equal quarterly installments on the last day of each fiscal quarter following the date of grant and vested in full as of September 30, 2017.
(5)	These options vested in equal quarterly installments over a two-year period, beginning March 31, 2018, and vested in full as of December 31, 2019.

DIRECTOR COMPENSATION

Compensation Program

Our director compensation program is designed to attract and retain highly qualified directors and align their interests with those of our stockholders. We compensate directors who are not employed by the Company with a combination of cash and equity awards. Mr. Galvin did not receive any compensation for serving on our Board in 2023.

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

During its annual review of the director compensation program in 2022, the Compensation Committee considered an analysis prepared by its independent consultant, Haigh & Company, which summarized director compensation trends for independent directors and pay levels at the same peer companies used to evaluate the compensation of our named executive officers. Following this review, and after considering the advice of Haigh & Company about market practices and pay levels, the Compensation Committee recommended, and the Board approved, the new compensation program for non-employee directors described below, which remained in effect during 2023.

Cash Fees

The following table sets forth the cash fee schedule for compensating non-employee directors from January 2023 through December 2023:

1/23 – 12/23
Annual Board Retainer	$80,000
Lead Independent Director	$12,500
Audit Committee Chair	$12,500
Compensation Committee Chair	$12,500
Nominating, Environmental, Social and Corporate Governance Committee Chair	$7,500

The above cash fees were to be paid quarterly in four equal installments, to each person serving as a non-employee director at the time when such payment is made. Non-employee directors may choose to receive the annual Board retainer as equity in the form of restricted stock units or stock options. Directors receive no additional per-meeting fee for Board or committee meeting attendance. All director fees owed for 2023 will be paid in the first quarter of 2024 in restricted stock units or stock options, at each director’s election.

Equity Awards

In addition, our director compensation program for 2023 provided that each director was to receive, pursuant to our stock incentive plan, an equity grant of restricted stock units with a grant date value of approximately $80,000 that would vest quarterly over two years, subject to such director’s continued service as a director. During 2023, each of Messrs. Blumenfeld, Melton, and Hawkins and Ms. Cormier-May received a grant of 37,500 RSUs (1,875 as adjusted for the May Stock Split), with a grant date value of approximately $37,875, vesting quarterly over two years. Mr. Villareal, who also serves as the Chief Executive Officer of Safe and Green Development Corporation, received a grant of 118,166 RSUs (5,908 as adjusted for the May Stock Split), with a grant date value of $119,348, vesting quarterly over two years. See “- Other Agreements” for a description of Ms. Villaverde’s 2023 equity grant. All director equity awards owed for 2023 will be paid in the first quarter of 2024 in restricted stock units or stock options, at each director’s election.

On May 4, 2023, the Board took action to vest in full 1,627,773 RSUs (81,389 as adjusted for the May Stock Split)  granted under the Company’s stock incentive plan, 140,105 RSUs (7,005 as adjusted for the May Stock Split) granted to Mr. Villarreal, 59,439 RSUs (2,972 as adjusted for the May Stock Split)  granted to Mr. Melton, 37,500 RSUs (1,875 as adjusted for the May Stock Split) granted to Ms. May-Cormier, 37,500 RSUs (1,875 as adjusted for the May Stock Split) granted to Mr. Hawkins, and 68,814 RSUs (3,441 as adjusted for the May Stock Split) granted to Mr. Blumenfeld. The Company expects to reimburse each of such directors for a portion of the taxes paid by them in respect of the accelerated vesting.

Other Agreements

On February 3, 2023, Safe and Green Development Corporation entered into an executive employment agreement with David Villarreal to employ Mr. Villarreal as its President and Chief Executive Officer for an initial term of two (2) years, which provides for an annual base salary of $300,000, a discretionary bonus of up to 25% of his base salary upon achievement of objectives as may be determined by the SG DevCorp board of directors and severance in the event of a termination without cause in amount equal to one year’s annual base salary and benefits. Pursuant to the terms of the employment agreement, subject to SG DevCorp’s board of directors approval, SG DevCorp agreed to issue to Mr. Villarreal a restricted stock grant of under SG DevCorp’s 2023 Incentive Compensation Plan for six hundred fifty thousand (650,000) shares of SG DevCorp’s common stock, vesting fifty percent (50%) upon issuance, with the balance vesting quarterly on a pro-rata basis over the next eighteen (18) months of continuous service. Mr. Villarreal is subject to a one-year post-termination non-compete and non-solicit of employees and clients. He is also bound by confidentiality provisions.

On December 20, 2023, Vanessa Villaverde notified the Company of her decision to resign, effective December 31, 2023, from her position as a member of the Board and the Nominating, Environmental, Social and Corporate Governance Committee. The Company entered into a Mutual Separation and Release Agreement (the “Separation Agreement”) with Ms. Villaverde. The Separation Agreement provides that the Company shall, on or before December 31, 2023, pay to Ms. Villaverde all outstanding board fees. The Agreement also contains a non-disparagement obligation on both parties and a release of claims. Pursuant to the Separation Agreement, the Company paid Ms. Villaverde outstanding board fess of $20,000 and granted her 42,553 RSUs with a grant date value of approximately $20,034, which were fully vested upon issuance.

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

DIRECTOR COMPENSATION TABLE

The following table sets forth information regarding all forms of compensation that were both earned by and paid to our non-employee directors during the year ended December 31, 2023. The compensation arrangements for Mr. Galvin is disclosed in the Summary Compensation Table set forth in the “Executive Compensation” section of this Annual Report. Mr. Galvin did not receive compensation for his services as a director during the year ended December 31, 2023.

Name	Fees Earned or Paid in Cash ($)	Stock Awards(1)	All Other Compensation ($)	Total(2)
Yaniv Blumenfeld (3)	$40,000	$37,875	$—	$77,875
Thomas Meharey (4)	$—	$—	$—	$—
Christopher Melton	$45,000	$37,875	$—	$82,875
Vanessa Villaverde (5)	$20,000	$20,034	$—	$40,034
Jill Anderson (6)	—	—	—	—
Elizabeth Cormier-May(7)	41,250	37,875	—	79,125
David Villarreal (8)	$42,500	$119,348	$—	$161,848
Shafron Hawkins	$41,250	$37,875	$—	$79,125

(1)	This column indicates the aggregate grant date fair value, as determined in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation — Stock Compensation (“FASB ASC Topic 718”), of the RSUs granted on April 4, 2023. As of December 31, 2023, none of the directors held any options or unvested restricted stock units.
(2)	Amounts to be paid in equity in 2024 related to 2023 compensation as described in “ – Compensation Program” are not included in this table. As such, Mr. Melton received 192,351 options, Mr. Meharey received 75,433 RSUs, Ms. Hawkins received 186,694 options, Ms. Anderson received 42,259 options and 93,347 RSUs, and Mr. Villarreal received 181,036 RSUs.
(3)	Mr. Blumenfeld resigned as a Board member effective as of April 28, 2023.
(4)	Mr. Meharey joined the Board in October 2023.
(5)	Ms. Villaverde joined the Board in August 2023 and resigned as a Board member effective as of December 31, 2023.
(6)	Ms. Anderson joined the Board in August 2023.
(7)	Ms. Cormier-May resigned as a Board member on September 22, 2023.
(8)	This table does not include amounts paid to Mr. Villarreal in 2023 by SG DevCorp for his services as Chief Executive Officer of SG DevCorp.

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

The following table sets forth certain information, as of April 12, 2024, with respect to the beneficial ownership of our common stock by each of the following:

•         each person who is known by us to be the beneficial owner of more than 5% of our outstanding stock;

•         each of our directors;

•         each of our named executive officers; and

•         all of our directors and executive officers as a group.

As of April 12, 2024, we had 21,917,896 shares of common stock (1,095,895 as adjusted for the May Stock Split) outstanding.

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows the ownership of our Common Stock beneficially owned by our current directors, named executive officers, our directors and current executive officers as a group and our 5% stockholders as of April 12, 2024 and as adjusted to reflect the sale of the securities offered by us in this offering (assuming no issuance of Pre-Funded Warrants and no exercise of Common Warrants or Placement Agent Warrants), by (i) each current director, (ii) each named executive officer, (iii) each person who we know to be the beneficial owner of more than 5% of our Common Stock, and (iv) all current directors and executive officers as a group. The persons named in the table have sole voting and investment power with respect to all shares of our Common Stock shown as beneficially owned by them. Percentage ownership is based on 21,917,896 shares of our Common Stock (1,095,895 as adjusted for the May Stock Split) outstanding as of April 12, 2024.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percentage of Common Stock Beneficially Owned

Paul M. Galvin, Chairman and Chief Executive Officer	88,185(2)	8.05%
Patricia Kaelin, Chief Financial Officer	11,750	1.07%
William Rogers, Former Chief Operating Officer	9,088	*
Jill Anderson, Director	6,930	—
Shafron Hawkins, Director	11,210	1.02%
Thomas Meharey, Director	3,772	—
Christopher Melton, Director	14,052(3)	1.28%
David Villarreal, Director	16,552	1.51%

All current executive officers and directors as a group (7 persons)	152,450	13.91%

5% Stockholders other than executive officers and directors
John William Shaw	198,505	18.11%

*	Less than 1% ownership interest.
(1)	The securities “beneficially owned” by a person are determined in accordance with the definition of “beneficial ownership” set forth in the regulations of the SEC and, accordingly, may include securities owned by or for, among others, the spouse, children or certain other relatives of such person as well as other securities as to which the person has or shares voting or investment power. The same shares may be beneficially owned by more than one person. Shares of Common Stock currently issuable or issuable within 60 days of April 12, 2024 upon the exercise of options or vesting of restricted stock units are deemed to be outstanding in computing the beneficial ownership and percentage of beneficial ownership of the person holding such securities, but they are not deemed to be outstanding in computing the percentage of beneficial ownership of any other person. Beneficial ownership does not include stock options and restricted stock units which have not vested as of, and will not vest within 60 days of, January 30, 2024. Beneficial ownership may be disclaimed as to certain of the securities.
(2)	Includes 856,443 shares of Common Stock (42,822 as adjusted for the May Stock Split) held directly by Mr. Galvin and 507 shares (25 as adjusted for the May Stock Split) held by TAG Partners, LLC (“TAG”), an investment partnership formed for the purpose of investing in the Company. Mr. Galvin is a managing member of, and has a controlling interest in, TAG and may be deemed to beneficially own the share of Common Stock held by TAG, over which he has shared voting and dispositive power. Mr. Galvin disclaims beneficial ownership of the shares of Common Stock held by TAG except to the extent of his pecuniary interest therein. Also includes 23,800 (1,190 as adjusted for the May Stock Split) options to purchase our Common Stock presently exercisable.
(3)	Includes 200 shares of Common Stock (10 as adjusted for the May Stock Split) held in Mr. Melton’s retirement account, which Mr. Melton indirectly owns, and 88,482 shares of Common Stock (4,424 as adjusted for the May Stock Split) held directly by Mr. Melton.
(4)	The address of Mr. Shaw is 1005 E. Las Tunas Drive, #116, San Gabriel, California 91776.

Item 13.     Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

The following is a summary of transactions since January 1, 2022 to which we have been a party in which the amount involved exceeded $120,000 and in which any of our executive officers, directors or beneficial holders of more than five percent of our capital stock had or will have a direct or indirect material interest, other than compensation arrangements and equity awards granted to our executive officers and directors during 2022 and 2023 that are described under the sections of this proxy statement entitled “Executive Compensation” and “Director Compensation”.

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

On December 14, 2023, Mr. Galvin, loaned $75,000 to the Company. The loan was evidenced by a promissory note. The loan will be interest free (subject, however to any interest which may be imputed under applicable income tax laws) and is due and payable by December 14, 2024.

Loan Transactions with SG DevCorp

During 2021, SG DevCorp received $4,200,000 from due to affiliates. This amount was advanced to SG DevCorp by us, was evidenced by a promissory note, non-interest bearing and was due on demand. Included in this amount, were payroll and general and administrative expenses which were paid by us and allocated to SG DevCorp.

On August 9, 2023, we and SG DevCorp entered into a Note Cancellation Agreement, effective as of July 1, 2023, pursuant to which we cancelled and forgave the remaining $4,000,000 balance then due on that certain promissory note, dated December 19, 2021, made by SG DevCorp in favor of us in the original principal amount of $4,200,000.

In addition, as of September 30, 2023, $1,717,694 is due from us for advances made by the SG DevCorp.

The Spin-Off of SG DevCorp

In connection with the Separation and Distribution, we entered into a separation and distribution agreement and several other agreements with SG DevCorp to effect the Separation and provide a framework for our relationship with SG DevCorp after the Separation. These agreements provide for the allocation between us, on the one hand, and SG DevCorp, on the other hand, of the assets, liabilities and obligations associated with the spin-off business, on the one hand, and our other current businesses, on the other hand, and will govern the relationship between our company, on the one hand, and SG DevCorp, on the other hand, subsequent to the Separation and Distribution (including with respect to transition services, employee matters and tax matters).

Separation and Distribution Agreement

The separation and distribution agreement governs the overall terms of the Separation and Distribution and specified those conditions that must be satisfied or waived by us prior to the completion of the Separation. We and SG DevCorp each agreed to indemnify the other and each of the other’s current and former directors, officers, and employees, and each of the heirs, executors, administrators, successors, and assigns of any of them, against certain liabilities incurred in connection with the Separation and Distribution and our and SG DevCorp’s respective businesses. The amount of either SG DevCorp’s or our indemnification obligations will be reduced by any net insurance proceeds the party being indemnified receives. The separation and distribution agreement also establishes procedures for handling claims subject to indemnification and related matters.

Tax Matters Agreement

In connection with the Separation, we and SG DevCorp entered into a tax matters agreement that contains certain tax matters arrangements and governs the parties’ respective rights, responsibilities, and obligations with respect to taxes, including taxes arising in the ordinary course of business and taxes incurred as a result of the Separation and the Distribution. The tax matters arrangement also sets forth the respective obligations of the parties with respect to the filing of tax returns, the administration of tax contests, and assistance and cooperation on tax matters.

The tax matters agreement governs the rights and obligations that we and SG DevCorp have after the Separation with respect to taxes for both pre- and post-closing periods. Under the tax matters arrangement, SG DevCorp will be responsible for (i) any of SG DevCorp’s taxes for all periods prior to and after the Distribution and (ii) any taxes of the Safe & Green group for periods prior to the Distribution to the extent attributable to the real estate development business. We generally will be responsible for any of the taxes of the Safe & Green group other than taxes for which SG DevCorp is responsible. In addition, we will be responsible for our taxes arising as a result of the Separation and Distribution. Notwithstanding the foregoing, sales, use, transfer, real property transfer, intangible, recordation, registration, documentary, stamp or similar taxes imposed on the Distribution shall be borne fifty percent (50%) by us and fifty percent (50%) by SG DevCorp. We shall be entitled to any refund (and any interest thereon received from the applicable tax authority) of taxes for which we are responsible for under the tax matters agreement and SG DevCorp shall be entitled to any refund (and any interest thereon received from the applicable tax authority) of taxes for which SG DevCorp is responsible for under the tax matters agreement.

Each of Safe & Green and SG DevCorp will indemnify each other against any taxes allocated to such party under the tax matters agreement and related out-of-pocket costs and expenses.

Shared Services Agreement

In connection with the Separation, we entered into a shared services agreement with SG DevCorp which sets forth the terms on which we provide to SG DevCorp certain services or functions that the companies historically have shared. Shared services will include various administrative, accounting, communications/investor relations, human resources, operations/construction services, and strategic management and other support services.

In consideration for such services, SG DevCorp pays fees to us for the services provided, and those fees are generally in amounts intended to allow us to recover all of its direct and indirect costs incurred in providing those services. We charge SG DevCorp a fee for services performed by (i) our employees which is a percentage of each employee’s base salary based upon an allocation of their business time spent providing such services and (ii) third parties, the fees charged by such third parties. SG DevCorp also pay us for general and administrative expenses incurred by us attributable to both the operation of Safe & Green (other than the provision of the services performed by our employees) and the provision of the shared services, including but not limited to information technology, data subscription and corporate overhead expenses, the portion of such costs and expenses that are attributable to the provision of the shared services, as reasonably determined by us. SG DevCorp also reimburses us for direct out-of-pocket costs incurred by us for third party services provided to SG DevCorp.

Other Related Party Transactions

Fabrication Agreement

On December 2, 2022, SG DevCorp entered into the Fabrication Agreement with SG Echo for the fabrication of approximately 800 multifamily market rate rental units, equal to approximately 800,000 square feet of new modular buildings to be located at the McLean site (the “McLean Project”). The Fabrication Agreement provided that SG Echo would be paid a fee equal to 15% of the cost of the McLean Project. The McLean Project will be fabricated in Phases of 100 to 150 units per phase, with the schedule of the phasing to be determined in SG DevCorp’s sole discretion. The terms of payment are as follows: (i) down payment of 30% upon release of project for fabrication; (ii) stage payment of 65% upon completion of fabrication, testing and inspection of each unit as it leaves the facility; and (iii) final payment of 5% upon completion of installation on site, including acceptance of punch list items, startup of equipment and City of Durant inspection. Notwithstanding the foregoing, SG DevCorp may withhold 10%, as retainage, from the payment otherwise due, to be reduced to 5% after field install is watertight and 2.5% after all punch list items have been complete. The Fabrication Agreement may be terminated for cause by either party upon 30-days written notice to the other party, subject to each party’s right to cure a default or breach, except for fraud or bad faith. In the event of termination, SG Echo will be entitled to be paid for all services rendered through the date of termination. In the event the termination by SG DevCorp is without cause, SG DevCorp will also pay any expenses incurred as a result of the termination (including without limitation supplier and vendor cancellation fees, restocking fees, subcontractor termination or cancellation fees, or other similar termination costs), plus a 15% markup as compensation for SG Echo’s anticipated profit on the value of services not performed by SG Echo. In connection with the entry into the Master Purchase Agreement, on December 18, 2023, SG DevCorp and SG Echo terminated that certain Fabrication Agreement, dated December 2, 2022, between the parties relating to the McLean mixed-use site.

Master Purchase Agreement

The Master Purchase Agreement provides that SG Echo will be paid a fee equal to 12% of the agreed cost of each project. The Master Purchase Agreement further provides that payment terms for all design work and the completion of the pre-fabricated container and module shall be made in accordance with the following schedule: (a) a deposit equal to 40% of the cost of the pre- fabricated container and module only shall be paid by SG DevCorp to SG Echo within 5 business days of the mutual execution of a project order; (b) a progress payment (not to exceed to 35% of the cost of the pre-fabricated container and module) shall be paid by SG DevCorp to SG Echo monthly in proportion to the percentage of Work completed, which payment shall be made within 10 business days of the SG DevCorp’s receipt of SG Echo’s invoice; (c) a progress payment equal to 15% of the cost of the pre-fabricated container and module shall be paid by SG DevCorp to SG Echo within 10 business days of the delivery of the pre-fabricated container and module to the specific project site; and (d) the final payment equal to 10% of the cost of the pre-fabricated container and module only shall be paid by SG DevCorp to SG Echo within 10 business days of the substantial completion of the Work. Substantial completion of the Work shall be as defined by the applicable project order. Notwithstanding the foregoing, SG DevCorp may withhold 10% of the invoiced amount, as retainage, which will be paid to SG Echo once the specific project is completed (including any punch list items). The Master Purchase Agreement may be terminated by either party if there is a material default by the other party and such default continues for a period of 20 days after receipt by the defaulting party of written notice thereof. If SG DevCorp terminates the Master Purchase Agreement or any project order as a result of a default by SG Echo, SG Echo will not be entitled to receive further payment until the Work is finished. If the unpaid balance of the amount set forth in the project order for the project is less than the cost of finishing the Work, SG Echo will pay the difference to SG DevCorp. In no event will SG Echo be entitled to receive any compensation if the cost to SG DevCorp of performing the balance of the Work is less than the unpaid balance. In addition, SG DevCorp may terminate the Master Purchase Agreement or any project order without cause. In the event the termination by SG DevCorp is without cause, SG Echo will be entitled to payment for all work and costs incurred prior to termination date plus the applicable fee owed to SG Echo thereon as more particularly described in the applicable project order.

The initial project for which modular construction services are anticipated to be provided to SG DevCorp by SG Echo is the Magnolia Gardens residential project to be built on the McLean mixed-use site in Durant, Oklahoma, consisting of 800 residential units. In accordance with the Master Purchase Agreement, SG Echo will provide SG DevCorp with an itemized cost proposal for the services to be performed for the Magnolia Gardens residential project and a firm schedule for performing the services. If the proposal and schedule is satisfactory to SG DevCorp, the proposal will be then incorporated into a project order to be executed by both parties.

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

Item 14.     Principal Accountant Fees and Services.

Change in Certifying Accountant

The Board of Directors of the Company, through its Audit Committee conducted a competitive process to determine the Company’s independent registered public accounting firm commencing with the audit of the Company’s books and financial records for the year ending December 31, 2023. The Audit Committee invited several independent registered public accounting firms to participate in this process.

Following review of proposals from the independent registered public accounting firms that participated in the process, on December 13, 2023, upon recommendation from the Audit Committee, the Board of Directors of the Company approved the engagement of M&K CPAS PLLC (“M&K”) as the Company’s independent registered public accounting firm for the Company’s fiscal year ending December 31, 2023. On December 15, 2023, the Company (i) entered into an engagement letter with M&K and engaged M&K as the Company’s independent registered public accounting firm effective immediately and (ii) dismissed Whitley Penn LLP (“Whitley Penn”).

Independent Registered Public Accounting Firm Fees

Aggregate fees for professional services rendered by our independent registered public accounting firms to us as of and for the fiscal years ended December 31, 2023 and December 31, 2022 are set forth in the tables below:

	2023	2022
Audit fees(1)	$370,145	$251,500
Audit-related fees(2)	—	—
Tax fees(3)	—	—
All other fees(4)	—	—
Totals	$370,145	$251,500

(1)	Audit fees include $251,500 paid to Whitley Penn and accrual for M&K in the amount of $118,645 for professional services rendered for the audit for our annual financial statements and reviews of the financial statements included in our Quarterly Reports on Form 10-Q and fees related to securities registration statements and related comfort letter procedures.
(2)	Audit-related fees principally involve other assurance and related services.
(3)	Tax services include tax compliance and tax planning consulting services. No tax services were performed for us by Whitley Penn in 2023 or 2022.
(4)	No other services were performed for us by Whitley Penn or M&K in 2023 or 2022.

The Audit Committee has implemented pre-approval procedures consistent with the rules adopted by the SEC. All audit services to be provided to the Company by our independent public accounting firm are pre-approved by the Audit Committee prior to the initiation of such services (except for items exempt from pre-approval requirements under applicable laws and rules). The Audit Committee has determined that the provision of the services by our independent public accounting firm reported hereunder had no impact on its independence.

PART IV

Item 15.      Exhibit and Financial Statement Schedules.

(a)(1)     INDEX TO 2023 CONSOLIDATED FINANCIAL STATEMENTS:

Our financial statements and the notes thereto, together with the reports thereon of M&K CPAS PLLC and Whitley Penn LLP, our registered public accounting firm, dated May 7, 2024 and March 30, 2023, appear beginning on page F-1 of this Annual Report. See of the Consolidated Financial Statements included in this Annual Report.

(a)(2)     FINANCIAL STATEMENT SCHEDULES

All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(a)(3)      EXHIBITS

The information required by this Item is listed in the accompanying Exhibit Index below.

Item 16.   Form 10-K Summary.

      Not applicable.

Exhibit Index

Exhibit No.	Description
2.1	Order Confirming Debtors’ Amended Plan of Reorganization Under Chapter 11 of the Bankruptcy Code (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on July 7, 2016 (File No. 000-22563).
2.2	Disclosure Statement for Amended Plan of Reorganization for Safe & Green, et al. under Chapter 11 of the Bankruptcy Code (incorporated herein by reference to Exhibit 2.2 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on July 7, 2016 (File No. 000-22563)).
2.3	Order of the Bankruptcy Court for the Southern District of New York Approving the Disclosure Statement and Setting Plan of Reorganization Confirmation Deadlines (incorporated herein by reference to Exhibit 2.3 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on July 7, 2016 (File No. 000-22563)).
2.4	Separation and Distribution Agreement by and between the Company and Safe and Green Development Corporation (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on September 28, 2023 (File No. 001-38037)

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on July 7, 2016 (File No. 000-22563)).
3.2	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on July 7, 2016 (File No. 000-22563)).
3.3

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on February 28, 2017 (File No. 000-22563)).

3.4	Certificate of Amendment to Certificate of Designation, dated May 11, 2017 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on May 12, 2017 (File No. 001-38037)).
3.5	Certificate of Elimination of Series A Convertible Preferred Stock, dated December 13, 2018 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on December 17, 2018 (File No. 001-38037)).
3.6	Certificate of Amendment to the Amended and Restated Certificate of Incorporation dated June 5, 2019 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on June 5, 2019 (File No. 001-38037)).
3.7	Form of Certificate of Designation of the Series B Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.7 to the Registration Statement on Form S-1/A as filed by the Registrant with the Securities and Exchange Commission on December 9, 2019 (File No. 333-235295))
3.8	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, as amended, of the Company (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on February 5, 2020 (File No. 001-38037)).
3.9	Amended and Restated Bylaws of the Company dated June 4, 2021 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on June 7, 2021 (File No. 001-38037)).

3.10	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, as amended, of the Company (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on December 22, 2022 (File No. 001-38037)).
3.11	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, as amended, of the Company (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on October 17, 2023 (File No. 001-38037))

4.1	Form of Common Stock Purchase Warrant (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on May 1, 2019 (File No. 001-38037)).
4.2	Form of Series A Common Stock Purchase Warrant (incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on May 1, 2019 (File No. 001-38037)).
4.3	Form of Representative’s Warrant Agreement (incorporated herein by reference to Exhibit 4.1 of the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on July 31, 2019 (File No. 001-38037)).
4.4	Form of 9% Secured Note (incorporated herein by reference to Exhibit 4.1 of the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on February 6, 2020 (File No. 001-38037)
4.5	Form of Representative’s Warrant (incorporated herein by reference to Exhibit 4.14 to the Registration Statement on Form S-1/A filed by the Registrant with the Securities and Exchange Commission on May 5, 2020 (File No. 333-237682)).

4.6

Form of Pre-Funded Warrant (incorporated herein by reference to Exhibit 4.15 to the Registration Statement on Form S-1/A filed by the Registrant with the Securities and Exchange Commission on May 5, 2020 (File No. 333-237682)).

4.7*	Description of Securities (incorporated by reference to exhibit 4.9 of the Annual Report on Form 10-K filed with the SEC on March 31, 2023 (File No. 000-22563))
4.8	Debenture, dated February 7, 2023, in the principal amount of $1,100,000 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on February 7, 2023 (File No. 001-38087)
4.9*	Description of securities registered pursuant to Section 12 of the Securities Exchange Act of 1924, as amended
4.11	Warrant, dated February 7, 2023 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on February 7, 2023 (File No. 001-38087)
4.12

Form of Indenture(incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-3 as filed by the Registrant with the Securities and Exchange Commission on July 24, 2023 (File No. 333-237682)

4.13

Debenture dated November 30, 2023, in the principal amount of $700,000 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on December 1, 2023 (File No. 001-38087)

4.14

Warrant, dated November 30, 2023 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on December 1, 2023 (File No. 001-38087)

4.15

Debenture dated January 11, 2024 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on January 16, 2024 (File No. 001-38087)

4.16	Warrant, dated January 11, 2024 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on January 16, 2024 (File No. 001-38087)

4.17

Form of Promissory Note by and between the Company and Paul Galvin (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on December 20, 2023 (File No. 001-38037)

4.18

Debenture, dated February 15, 2024 in the principal amount of $250,000 (incorporated by reference to Exhibit 4.1 of Safe and Green Development Corporation’s Current Report on Form 8-K filed on February 22, 2024).

4.19	Warrant, dated February 15, 2024 (incorporated by reference to Exhibit 4.2 of Safe and Green Development Corporation’s Current Report on Form 8-K filed on February 22, 2024).
10.1#	Form of the Company Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on November 1, 2016 (File No. 000-22563)).

10.2#	Form of the Company Nonqualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on November 1, 2016 (File No. 000-22563)).

10.3#	Form of Director Indemnification Agreement (incorporated herein by reference to Exhibit 10.1 to the Registration Statement on Form S-1 as filed by the Registrant with the Securities and Exchange Commission on February 6, 2017 (File No. 333-215922)).
10.4#	SG Blocks, Inc. Stock Incentive Plan (incorporated herein by reference to Exhibit 10.10 to the Registration Statement on Form S-1 as filed by the Registrant with the Securities and Exchange Commission on February 6, 2017 (File No. 333-215922)).

10.5#	Executive Employment Agreement, effective as of January 1, 2017, between Paul M. Galvin and the Company (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on March 14, 2017 (File No. 000-22563)).

73

10.6#

Amendment No. 1 to the SG Blocks, Inc. Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on June 5, 2018 (File No. 001-38037)).

10.7#

Form of SG Blocks, Inc. Restricted Share Unit Agreement (Non-Employee Directors) (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on July 30, 2018 (File No. 001-38037)).

10.8#

Form of Restricted Share Unit Agreement (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q as filed by the Registrant with the Securities and Exchange Commission on August 14, 2019 (File No. 001-38037)).

10.9#

Form of Restricted Share Unit Agreement (Special Bonus) (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q as filed by the Registrant with the Securities and Exchange Commission on August 14, 2019 (File No. 001-38037)).

10.10

Exclusive License Agreement, entered into as of October 3, 2019 by and between the Company and CPF MF 2019-1 LLC (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on October 9, 2019 (File No. 001-38037))

10.11

Loan Agreement and Promissory Note, dated effective October 3, 2019, between the Company, as lender, and CPF GP 2019-1 LLC, as borrower (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on October 9, 2019 (File No. 001-38037))

10.12

Right of First Refusal Agreement, entered into as of October 9, 2019 by and between the Company and CMC Development LLC (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on October 15, 2019 (File No. 001-38037))

10.13

Amendment to Loan Agreement and Promissory Note between the Company and CPF GP 2019-LLC (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on October 15, 2019 (File No. 001-38037))

10.14

Second Amendment to Loan Agreement and Promissory Note dated November 7, 2019 between CPF GP 2019-1 LLC and Safe & Green (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on November 13, 2019 (File No. 001-38037)).

10.15	Amendment No. 1 to Exclusive License Agreement, entered into as of October 3, 2019 by and between the Company and CPF MF 2019-1 LLC (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q as filed by the Registrant with the Securities and Exchange Commission on November 14, 2019 (File No. 001-38037))
10.16	Waiver of Warrant (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on December 13, 2019 (File No. 001-38037)).
10.17	Promissory Note, dated January 21, 2020, issued by CPF GP 2019-1 LLC to the Company (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on January 23, 2020 (File No. 001-38037)

74

10.18

Promissory Note, dated January 21, 2020, issued by CPF GP 2019 -1 LLC to Paul Galvin (incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on January 23, 2020 (File No. 001-38037)

10.19

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
10.63

Loan Agreement dated March 30,2023 between the Company and LV Peninsula Holding, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on April 5, 2023 (File No. 001-38037)

10.64

Promissory Note dated March 30, 2023 by and between the Company and LV Peninsula Holding, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on April 5, 2023 (File No. 001-38037)

10.65

Deed of Trust and Security Agreement, dated March 30, 2023 by and between the Company and LV Peninsula Holding, LLC (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on April 5, 2023 (File No. 001-38037)

10.66

Assignment of Contract Rights dated March 30, 2023 by and between the Company and LV Peninsula Holding, LLC (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on April 5, 2023 (File No. 001-38087)

10.67

Mortgage dated March 30, 2023 by and between the Company and LV Peninsula Holding, LLC (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on April 5, 2023 (File No. 001-38037)

10.68	Limited Guaranty, dated March 30, 2023 by and between the Company and LV Peninsula Holding, LLC (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on April 5, 2023 (File No. 001-38037)

10.69	Resignation Letter from Yaniv Blumenfeld (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on May 3, 2023 (File No. 001-38037)
10.70	Employment Agreement by and between the Company and Patricia Kaelin dated as of May 1, 2023 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on May 3, 2023 (File No. 001-38037)
10.71	Standard Cash Advance Agreement, dated May 16, 2023 by and between SG Building Blocks, Inc. and Cedar Advance LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on May 22, 2023 (File No. 001-38037)
10.72	Secured Commercial Promissory Note, date June 1, 2023 by and between SG Echo LLC and Southstar Financial, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on June 14, 2023 (File No. 001-38037)
10.73	Mortgage, date June 1, 2023 by and between SG Echo LLC and Southstar Financial, LLC (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on June 14, 2023 (File No. 001-38037)
10.74	Non-Recourse Factoring and Security Agreement, dated June 1, 2023 by and between SG Echo LLC and Southstar Financial, LLC (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on June 14, 2023 (File No. 001-38037)
10.75

Secured Continuing Corporate Guaranty, date June 8, 2023 by and between the Company in favor of SouthStar Financial LLC (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on June 14, 2023 (File No. 001-38037)

10.76

Cross-Default and Cross Collateralization Agreement, date June 8, 2023 by and between the Company, SG Echo LLC and SouthStar Financial LLC (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on June 14, 2023 (File No. 001-38037)

10.77

Loan Agreement, dated as of June 16, 2023, between the Company and BCV S&G DevCorp. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on June 29, 2023 (File No. 001-38037)

10.78	Escrow Agreement, dated June 21, 2023 among the Company, Bridgeline Capital Partners S.A., acting on behalf BCV S&G DevCorp, and American Stock Transfer & Trust Company, LLC, as Escrow Agent (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on June 29, 2023 (File No. 001-38037)
10.79	Note Cancellation Agreement, Effective as of July 1, 2023 by and between the Company and Safe and Green Development Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on August 11, 2023 (File No. 001-38037)
10.80

Promissory Note by and between the Company and Safe and Green Development Corporation (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on August 11, 2023 (File No. 001-38037)

10.81

Amendment No. 1 to Loan Agreement, dated as of August 25, 2023 by and between the Company and Safe and Green Development Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on August 28, 2023 (File No. 001-38037)

10.82

Offer Letter by and between the Company and Vanessa Villaverde dated August 28, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on August 29, 2023 (File No. 001-38037)

10.83	Offer Letter by and between the Company and Jill Anderson dated August 30, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on September 5, 2023 (File No. 001-38037)
10.84	Amendment No. 2 to Loan Agreement dated as of September 11, 2023 by and between the Company and Safe and Green Development Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on September 12, 2023 (File No. 001-38037)
10.85	Amendment to Employment Agreement dated as of September 19, 2023 by and between the Company and Paul Galvin (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on September 19, 2023 (File No. 001-38037)
10.86	Shared Services Agreement by and between the Company and Safe and Green Development Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on September 28, 2023 (File No. 001-38037)

10.87	Tax Matters Agreement by and between the Company and Safe and Green Development Corporation (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on September 28, 2023 (File No. 001-38037)
10.88	Amendment No. 4 to the Company’s Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on October 10, 2023 (File No. 001-38037)
10.89	Mutual Settlement and Release Agreement by and between the Company and William Rogers (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on October 25, 2023 (File No. 001-38037)
10.90	Standard Cash Advance Agreement, dated September 26, 2023, by and between SG Building Blocks, Inc. and Cedar Advance LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on October 25, 2023 (File No. 001-38037)
10.91	Note Subscription Agreement by and between the Company and E-Lovu Health, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on November 16, 2023 (File No. 001-38037)
10.92	Standard Cash Advance Agreement, dated November 20, 2023 by and between the Company and SG Building Blocks, Inc. and Cedar Advance LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on November 22, 2023 (File No. 001-38037)
10.93	Contribution Agreement between LV Peninsula Holding LLC and Preserve Acquisitions, LLC entered into as of November 28, 2023 (Incorporated by reference to Exhibit 10.1 to Safe and Green Development Corporation’s Form 8-K filed with the SEC on December 4, 2023)
10.94	Securities Purchase Agreement, dated November 30, 2023 (Incorporated by reference to Exhibit 10.1 to Safe and Green Development Corporation’s Form 8-K filed with the SEC on December 1, 2023)
10.95	Registration Rights Agreement, dated November 30, 2023 (Incorporated by reference to Exhibit 10.2 to Safe and Green Development Corporation’s Form 8-K filed with the SEC on December 1, 2023)
10.96	Equity Purchase Agreement, dated November 30, 2023 (Incorporated by reference to Exhibit 10.3 to Safe and Green Development Corporation’s Form 8-K filed with the SEC on December 1, 2023)
10.97	Registration Rights Agreement, dated November 30, 2023 (Incorporated by reference to Exhibit 10.4 to Safe and Green Development Corporation’s Form 8-K filed with the SEC on December 1, 2023)
10.98	2023 Subsidiaries Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on December 11, 2023 (File No. 001-38037)
10.99	Master Purchase Agreement by and between the Company and SG Echo LLC and Safe and Green Development Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on December 21, 2023 (File No. 001-38037)
10.100	Mutual Separation And Release Agreement by and between the Company and Vanessa Villaverde (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on December 26, 2023 (File No. 001-38037)
10.101	Standard Merchant Cash Advance Agreement by and among SG Building Blocks, Inc., SG Echo, LLC and Madison Advance LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on January 10, 2024 (File No. 001-38037)
10.102	Securities Purchase Agreement dated January 11, 2024 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on January 16, 2024 (File No. 001-38037)
10.103	Securities Purchase Agreement dated January 11, 2024 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on January 16, 2024 (File No. 001-38037)
10.104	Standard Cash Advance Agreement, dated January 29, 2024 by and between the Company and SG Building Blocks, Inc. and Cedar Advance LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on January 31, 2024 (File No. 001-38037)
10.105	Agreement of Sale between Safe and Green Development Corporation and Pigmental, LLC, dated January 31, 2024 (incorporated by reference to Exhibit 10.1 of Safe and Green Development Corporation’s Current Report on Form 8-K filed on February 6, 2024).
10.106	Settlement and Release Agreement dated February 9, 2024 by and between the Company and Maxim Group LLC (incorporated by reference to Exhibit 10.82 to the Registration Statement on Form S-1/A as filed by the Registrant with the Securities and Exchange Commission on February 12, 2024 (File No. 333-276732)).

78

10.107

Settlement and Release Agreement dated February 9, 2024 by and between the Company and Maxim Group LLC (incorporated by reference to Exhibit 10.82 to the Registration Statement on Form S-1/A as filed by the Registrant with the Securities and Exchange Commission on February 12, 2024 (File No. 333-276732)).

10.108

Membership Interests Purchase Agreement, dated as of February 7, 2024, by and among Safe and Green Development Corporation, the members of Majestic World Holdings LLC listed therein, Majestic World Holdings LLC and Sellers Representative  (incorporated by reference to Exhibit 10.1 of Safe and Green Development Corporation’s Current Report on Form 8-K filed on February 13, 2024).

10.109

Side Letter Agreement, dated as of February 7, 2024, by and among Safe and Green Development Corporation, Majestic World Holdings LLC and Sellers Representative  (incorporated by reference to Exhibit 10.2 of Safe and Green Development Corporation’s Current Report on Form 8-K filed on February 13, 2024).

10.110	Profit Sharing Agreement, dated as of February 7, 2024, by and between Safe and Green Development Corporation and Matthew A. Barstow on behalf of and as the duly authorized representative of the members identified therein (incorporated by reference to Exhibit 10.3 of Safe and Green Development Corporation’s Current Report on Form 8-K filed on February 13, 2024).
10.111	Amendment No. 1 to the Securities Purchase Agreement, dated February 15, 2024 (incorporated by reference to Exhibit 10.1 of Safe and Green Development Corporation’s Current Report on Form 8-K filed on February 22, 2024).
10.112	Amendment No. 1 to the Registration Rights Agreement, dated February 15, 2024 (incorporated by reference to Exhibit 10.2 of Safe and Green Development Corporation’s Current Report on Form 8-K filed on February 22, 2024).
21.1*	List of Subsidiaries*
23.1*	Consent of Whitley Penn LLP, Independent Registered Public Accounting Firm
24.1*	Power of Attorney (included on signature page).
31.1*	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1*	Clawback Policy
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File as the XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

#	Management contract or compensatory plan or arrangement required to be identified pursuant to Item 15(a)(3) of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAFE & GREEN HOLDINGS CORP.

By:	/s/ Paul M. Galvin	Date: May 7, 2024
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

Signature	Title	Date

/s/ Paul M. Galvin	Chairman of the Board, Chief Executive Officer (Principal Executive Officer) and Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	May 7, 2024
Paul M. Galvin

/s/ David Villarreal	Director	May 7, 2024
David Villarreal

/s/ Thomas Meharey	Director	May 7, 2024
Thomas Meharey

/s/ Christopher Melton	Director	May 7, 2024
Christopher Melton

/s/ Shafron E. Hawkins	Director	May 7, 2024
Shafron E. Hawkins

/s/ Jill Anderson	Director	May 7, 2024
Jill Anderson

SAFE & GREEN HOLDINGS CORP.

AND SUBSIDIARIES

Consolidated Financial Statements

December 31, 2023 and 2022

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Safe & Green Holdings Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Safe & Green Holdings Corp. (the Company) as of December 31, 2023, and the related consolidated statement of operations, change in stockholders’ equity (deficit), and cash flows for the year ended December 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statement of Safe & Green Holdings Corp. as of December 31, 2022 were audited by other auditors whose report dated March 30, 2022 and expressed an unqualified opinion on those statements.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred net losses since its inception, negative working capital, and negative cash flows from operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition

As discussed in Note 4, the Company recognizes revenue upon transfer of control of promised services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services.

Auditing management’s evaluation of agreements with customers involves significant judgment, given the fact that some agreements require management’s evaluation and allocation of the standalone transaction prices to the performance obligations.

To evaluate the appropriateness and accuracy of the assessment by management, we evaluated management’s assessment in relationship to the relevant agreements.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2024.

The Woodlands, TX

May 7, 2024
F-3

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Safe & Green Holdings Corp. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Safe & Green Holdings Corp. and subsidiaries (the “Company”), as of December 31, 2022, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year then ended and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company, as of December 31, 2022, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audit provides a reasonable basis for our opinion.

We served as the Company’s auditor from 2016 to 2023.

/s/ Whitley Penn LLP

Dallas, Texas

March 30, 2023

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31,	2023	2022

Assets
Current assets:
Cash and cash equivalents	$17,448	$582,776
Accounts receivable, net	182,753	1,280,456
Contract assets	10,745	36,384
Held for sale assets	4,400,361	4,396,826
Inventories	156,512	465,560
Prepaid expenses and other current assets	572,779	744,211
Total current assets	5,340,598	7,506,213

Property, plant and equipment, net	5,582,401	5,608,903
Project development costs and other non-current assets	604,327	483,546
Goodwill	—	1,309,330
Right-of-use asset, net	1,987,137	4,421,002
Long-term notes receivable	—	857,534
Intangible assets, net	23,616	1,997,833
Deferred contract costs, net	30,589	71,374
Investment in non-marketable securities	—	700,000
Investment in and advances to equity affiliates	3,642,607	3,599,945
Total Assets	$17,211,275	$26,555,680

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$9,854,263	$4,009,522
Contract liabilities	1,366,998	437,271
Lease liability, current maturities	856,088	1,225,394
Assumed liability	—	5,795
Short term note payable, net	8,472,080	2,648,300
Total current liabilities	20,549,429	8,326,282

Long-term note payable	2,447,415	750,000
Lease liability, net of current maturities	549,290	3,039,836
Total liabilities	23,546,134	12,116,118

Stockholders’ equity (deficit):
Preferred stock, $1.00 par value, 5,405,010 shares authorized; none issued or outstanding.	—	—
Common stock, $0.01 par value, 25,000,000 shares authorized; 881,387 issued and 814,969 outstanding as of December 31, 2023 and 630,699 issued and 607,584 outstanding as of December 31, 2022.	8,814	6,307
Additional paid-in capital	68,555,050	56,293,810
Treasury stock, at cost – 3,371 shares as of December 31, 2023 and 1,155 shares as of December 31, 2022	(92,396)	(49,680)
Accumulated deficit	(75,930,805)	(41,428,268)
Total Safe & Green Holdings Corp. stockholders’ equity	(7,459,337)	14,822,169
Non-controlling interests	1,124,478	(382,607)
Total Stockholders' equity	(6,334,859)	14,439,562
Total Liabilities and Stockholders’ Equity	$17,211,275	$26,555,680

The accompanying notes are an integral part of these consolidated financial statements.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Consolidated Statements of Operations

	For the Years Ended December 31,
	2023	2022
Revenue:
Construction services	$16,523,080	$12,663,896
Engineering services	—	88,323
Medical revenue	—	11,641,727
Total	16,523,080	24,393,946

Cost of revenue:
Construction services	19,079,436	12,729,895
Engineering services	—	58,894
Medical revenue	—	8,351,005
Total	19,079,436	21,139,794

Gross profit (loss)	(2,556,356)	3,254,152

Operating expenses:
Payroll and related expenses	7,178,232	5,538,352
General and administrative expenses	8,348,103	4,464,836
Impairment loss	5,976,445	—
Marketing and business development expense	713,520	480,934
Total	22,216,300	10,484,122

Operating loss	(24,772,656)	(7,229,970)

Other income (expense):
Interest expense	(2,608,683)	(336,239)
Interest income	119	73,821
Other income (expense)	623,314	428,411
Loss on asset disposal	—	(25,265)
Total	(1,985,250)	140,728

Loss before income taxes	(26,757,906)	(7,089,242)
Income tax expense	—	—

Net loss	(26,757,906)	(7,089,242)

Add (less): net profit (loss) attributable to noncontrolling interests	(475,373)	1,229,806
Net loss attributable to common stockholders of Safe & Green Holdings Corp.	$(26,282,533)	$(8,319,048)

Net loss per share attributable to Safe & Green Holdings Corp. - basic and diluted:
Basic and diluted	$(34.03)	$(12.48)

Weighted average shares outstanding:
Basic and diluted	772,261	666,605

The accompanying notes are an integral part of these consolidated financial statements.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

	$0.01 Par Value Common Stock		Preferred	Additional Paid-in	Treasury	Accumulated	Safe & Green Stockholders'	Noncontrolling	Total Stockholders’
	Shares	Amount	Stock	Capital	Stock	Deficit	Equity	Interests	Equity
Balance at January 1, 2022	599,344	$5,993	$—	$53,455,281	$—	$(33,109,220)	$20,352,054	$1,363,735	$21,715,789
Stock-based compensation	1,000	10	—	2,838,833	—	—	2,838,843	—	2,838,843
Issuance of restricted stock units	30,355	304	—	(304)	—	—	—	—	—
Repurchase of common stock	—	—	—	—	(49,680)	—	(49,680)	—	(49,680)
Noncontrolling interest distribution	—	—	—	—	—	—	—	(2,976,148)	(2,976,148)
Net income (loss)	—	—	—	—	—	(8,319,048)	(8,319,048)	1,229,806	(7,089,242)
Balance at December 31, 2022	630,699	$6,307	$—	$56,293,810	$(49,680)	$(41,428,268)	$14,822,169	$(382,607)	$14,439,562

Balance at January 1, 2023	630,699	6,307	—	56,293,810	(49,680)	(41,428,268)	14,822,169	(382,607)	14,439,562
Stock-based compensation – RSU vesting	—	—	—	3,210,631	—	—	3,210,631	—	3,210,631
Issuance of restricted common stock for services	14,376	144	—	437,181	—	—	437,325	—	437,325
Issuance of restricted stock units for prior vested shares	151,017	1,510	—	(1,510)	—	—	—	—	—
Common stock issued for services	9,250	93	—	216,157	—	—	216,250	—	216,250
Issuance of warrants and restricted common stock for debt issuances	2,500	25	—	354,214	—	—	354,239	—	354,239
Issuance of common stock under EP agreement	32,895	329	—	394,406	—	—	394,735	—	394,735
Noncontrolling interest distribution	—	—	—	—	—	—	—	(46,417)	(46,417)
Treasury stock	—	—	—	—	(42,716)	—	(42,716)	—	(42,716)
Distribution of SG DevCorp	—	—	—	6,875,567	—	(8,220,004)	(1,344,437)	1,344,437	—
SG DevCorp. Issuance of stock								684,438	684,438
Cashless warrant exercise	13,704	137	—	(137)	—	—	—	—	—
Conversion of accrued interest	1,500	15	—	44,985	—	—	45,000	—	45,000
Conversion of short -term notes payable	25,446	254	—	729,746	—	—	730,000	—	730,000
Net loss	—	—	—	—	—	(26,282,533)	(26,282,533)	(475,373)	(26,757,906)
Balance at December 31, 2023	881,387	$8,814	$—	$68,555,050	$(92,396)	$(75,930,805)	$(7,459,337)	$1,124,478	$(6,334,859)

The accompanying notes are an integral part of these consolidated financial statements.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022

Cash flows from operating activities:
Net loss	$(26,757,906)	$(7,089,242)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	370,525	410,314
Direct write off of investments in marketable securities and long-term notes receivable	1,557,534	—
Amortization of intangible assets	187,640	164,092
Impairment loss	4,418,911	—
Amortization of deferred license costs	40,785	40,785
Amortization of debt issuance costs	990,043	23,726
Amortization of right-of-use asset	2,433,865	691,227
Direct write-off of accounts receivable	—	1,073,531
Bad debt expense and recoveries	491,388	10,526
Interest income on notes receivable	—	(37,397)
SGB DevCorp stock issuances	195,000	—
Common stock issued for services	653,575	—
Stock-based compensation	3,210,631	2,798,844
Loss on asset disposal	—	25,265
Changes in operating assets and liabilities:
Accounts receivable	606,315	553,132
Contract assets	25,639	5,532
Inventories	309,048	808,265
Prepaid expenses and other current assets	171,432	(87,932)
Intangible asset	—	1,139
Accounts payable and accrued expenses	5,889,741	(3,519,329)
Contract liabilities	929,727	(1,000,308)
Due to affiliates	—	(264,450)
Other current liability	(5,795)	176,340
Lease liability	(2,859,852)	(414,674)
Net cash used in operating activities	(7,141,754)	(5,630,614)

Cash flows used in investing activities:
Purchase of property, plant and equipment	(607,404)	(2,760,032)
Purchase of intangible asset	(93,970)	(67,832)
Proceeds from sale of equipment	—	760
Payment for Promissory Note	—	(100,000)
Project development costs	(120,781)	(426,194)
Investment in non-marketable securities	—	(500,000)
Investment in and advances to equity affiliates	(42,662)	—
Net cash used in investing activities	(864,817)	(3,853,298)

Cash flows provided by financing activities:
Proceeds from short-term note payable	10,129,078	500,000
Payment of short-term notes payable	(3,704,129)	—
Proceeds from long-term note payable	710,692	—
Issuance of common stock	394,735	—
Payments on financing lease	—	(431,865)
Distribution paid to noncontrolling interest	(46,417)	(2,976,148)
Repurchase of common stock	(42,716)	(49,680)
Net cash (used in) provided by financing activities	7,441,243	(2,957,693)

Net (decrease) increase in cash and cash equivalents	(565,328)	(12,441,605)

Cash and cash equivalents - beginning of year	582,776	13,024,381

Cash and cash equivalents - end of year	$17,448	$582,776

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$—	$271,744

Supplemental disclosure of non-cash operating activities:
Initial value of lease liability	$—	$3,902,175
Conversion of short-term notes payable to common stock	$730,000	$—
Conversion of accrued interest to common stock	$45,000	$—
Additions of property for debt	$969,188	$—
Restricted stock units issued	$30,203	$—
Dev Co Distribution	$8,220,004	$—
Peak Stock and Warrants Issuances	$354,329	$—

The accompanying notes are an integral part of these consolidated financial statements.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2022

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

For the Years Ended December 31, 2023 and 2022

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

Reverse Stock Split

On May 2, 2024, the Company effected a 1-for-20 reverse stock split of its then-outstanding common stock (“May Stock Split”). All share and per share amounts set forth in the consolidated financial statements of the Company have been retroactively restated to reflect the 1-for-20 reverse stock split as if it had occurred as of the earliest period presented and unless otherwise stated, all other share and per share amounts for all periods presented in this Annual Report have been adjusted to reflect the reverse stock split effected in May 2024.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2022

2.	Separation and Distribution

In December 2022, the Company and then owner of 100% of the issued and outstanding securities of SG DevCorp, announced its plan to separate the Company and SG DevCorp into two separate publicly traded companies (the “Separation”). To implement the Separation, on September 27, 2023 (the “Distribution Date”), the Company, effected a pro rata distribution to its stockholders of approximately 30% of the outstanding shares of SG DevCorp’s common stock (the “Distribution”). In connection with the Distribution, each Company stockholder received 0.930886 shares of SG DevCorp’s common stock for every five (5) shares of Company common stock held as of the close of business on September 8, 2023, the record date for the Distribution, as well as a cash payment in lieu of any fractional shares. Immediately after the Distribution, SG DevCorp was no longer a wholly owned subsidiary of the Company and the Company held approximately 70% of SG DevCorp’s issued and outstanding securities. The Company recorded the distribution based upon the stockholders’ equity on such date and the closing market price of the Company’s common stock. The distributed fair market value was $8,220,004. On September 28, 2023, SG DevCorp’s common stock began trading on the Nasdaq Capital Market under the symbol “SGD.”

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

3.	Liquidity and Going Concern

As of December 31, 2023, the Company had cash and cash equivalents of $17,448 and a backlog of $1,902,332. See Note 14 for a discussion of construction backlog. Based on the Company's conversations with key customers, the Company anticipates its backlog to convert to revenue over the following period:

2023
Within 1 year	$1,902,332
Total Backlog	$1,902,332

The Company has incurred losses since its inception, has negative working capital of approximately $15,208,831 and has negative operating cash flows, which has raised substantial doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of the uncertainty concerning the Company’s ability to continue as a going concern.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2022

3.	Liquidity and Going Concern (continued)

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

4.	Summary of Significant Accounting Policies

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

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2022

4.	Summary of Significant Accounting Policies (continued)

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

The Company entered into a joint venture agreement with Clarity Lab Solutions, LLC (“Clarity Labs”) (the “JV”) in the fourth quarter of 2021. Revenue from the activities of the JV is related to clinical testing services and is recognized when services have been rendered, which is at a point in time.  Included in the consideration the Company expected to be entitled to receive, the Company estimates its contractual allowances, payer denials and price concessions. In addition, the Company formed Chicago Airport Testing, LLC which collected rental revenue from subleasing to a consortium of government entities assisting in COVID-19 testing. For the years ended December 31, 2023 and 2022, the Company recognized approximately $0 million and $11.6 million, respectively, related to activities through these joint ventures, which is included in medical revenue on the accompanying consolidated statements of operations. Due to the ongoing lower affects of COVID-19 restrictions, the JV began to wind down during the fourth quarter of 2022.

Disaggregation of Revenues

The Company’s revenues are primarily derived from two segments, construction related to Modules projects and medical revenue derived from lab testing and test kit sales. The Company's contracts are with customers in various industries. Revenue recognized at a point in time and recognized over time were $0 and $16,523,080, respectively, for the year ended December 31, 2023. Revenue recognized at a point in time and recognized over time were $11,641,727 and $12,752,219, respectively, for the year ended December 31, 2022.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2022

4.	Summary of Significant Accounting Policies (continued)

The following tables provide further disaggregation of the Company’s revenues by categories:

	Twelve Months Ended December 31,
Revenue by Segments and Customer Type	2023		2022
Construction Segment:
Government	$1,087,545	7%	$905,554	4%
Hotel/Hospitality	250,450	2%	2,731,439	11%
Multi-Family (includes Single Family)	—	—%	86,033	—%
Office	14,869,659	90%	9,009,209	37%
Retail	—	—%	5,344	—%
Special Use	315,426	1%	14,640	—%
Total Construction Revenue Segment (includes engineering service revenue)	$16,523,080	100%	$12,752,219	52%

Medical Revenue Segment (includes lab testing, kit sales and equipment)	$—	—%	$11,641,727	48%

Total Revenue by Segments and Customer Type	$16,523,080	100%	$24,393,946	100%

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

Deferred Contract Costs - Prior to entering into the ELA, the Company was subject to an agreement to construct and develop a certain property (“Original Agreement”), which now was subject to the ELA. Because of this, the Company is no longer obliged to its Original Agreement. Upon entering the ELA, the Company had an outstanding accounts receivable balance of $306,143 which was forfeited and recognized this amount as deferred contract costs. This amount was offset by $102,217, which was reimbursement from the licensee for project costs on this project.  The Company incurred total deferred contract costs of $203,926.  The Company considered this amount an incremental cost of obtaining that ELA, because the Company expected to recover those costs through future royalty payments. The Company initially planned to amortize the asset over sixty months, which is the initial term of the ELA because the asset relates to the services transferred to the customer during the contract term. As of December 31, 2023, accumulated amortization related to deferred contract costs amounted to $173,337. During the years ended December 31, 2023 and 2022, amortization expense relating to the deferred contract costs amounted to $40,785 and $40,785 and is included in general and administrative expenses on the accompanying consolidated statements of operations. As previously mentioned, the ELA was terminated on June 15, 2021 but the Company expects to recover the deferred contract costs from the Assignment of Limited Rights Under Membership Interest Redemption Agreement, dated June 15, 2021 as described below.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2022

4.	Summary of Significant Accounting Policies (continued)

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

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2022

4.	Summary of Significant Accounting Policies (continued)

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

During the year ended December 31, 2023, Norman Berry and Cumberland did not have any material earnings or losses as the investments are in development. In addition, management believes there was no impairment as of December 31, 2023.

The approximate combined financial position of the Company’s equity affiliates are summarized below as of December 31, 2023and 2022:

Condensed balance sheet information:	2023	2022
Total assets	$39,800,000	$37,500,000
Total liabilities	$9,700,000	$7,100,000
Members’ equity	$30,100,000	$30,400,000

Cash and cash equivalents – The Company considers cash and cash equivalents to include all short-term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less upon acquisition. Cash and cash equivalents totaled $17,448 and $582,776 as of December 31, 2023 and 2022, respectively.

Short-term investment – The Company classifies investments consisting of a certificate of deposit with a maturity greater than three months but less than one year as short-term investment.  The Company had no short-term investment as of December 31, 2023 or 2022, respectively.

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

 The Company accounts for the transfer of accounts receivable to a third party under a factoring type arrangement in accordance with ASC 860, “Transfers and Servicing”. ASC 860 requires that several conditions be met in order to present the transfer of accounts receivable as a sale. In the case of factoring type arrangements, the Company has isolated the transferred (sold) assets and has the legal right to transfer its assets (accounts receivable).

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2022

4.	Summary of Significant Accounting Policies (continued)

Inventory –  Raw construction materials (primarily shipping containers and fabrication materials) are valued at the lower of cost (first-in, first-out method) or net realizable value. Finished goods and work-in-process inventories are valued at the lower of cost or net realizable value, using the specific identification method. Medical equipment and COVID-19 test and testing supplies are valued at the lower of cost, (first-in, first-out method) or net realizable value. As of December 31, 2023 there was inventory of $156,512 for construction materials. As of December 31, 2022 there was inventory of $465,560 for construction materials.

Goodwill – The Company performs its impairment test of goodwill at the reporting unit level each fiscal year, or more frequently if events or circumstances change that would more likely than not reduce the fair value of its reporting unit below its carrying values. The Company performs a goodwill impairment test by comparing the fair value of the reporting unit with its carrying value and recognizes an impairment charge for the amount by which the carrying value exceeds the fair value, not to exceed the total amount of goodwill. The amount by which the carrying value of the goodwill exceeds its implied fair value, if any, is recognized as an impairment loss. There was a $1,309,330 impairment loss during the year ended December 31, 2023 and no impairments during the year ended December 31, 2022. The Company has taken the recent COVID-19 pandemic into consideration when determining impairment.

Intangible assets – Intangible assets consist of $2,766,000 of proprietary knowledge and technology, which is being amortized over 20 years. In addition, included in intangible assets is $68,344 of trademarks, and $238,422 of website costs that are being amortized over 5 years. The Company evaluated intangible assets for impairment during the year ended December 31, 2023 and 2022 and determined that there are $1,880,547 of impairment loss for the year ended December 31, 2023 and no impairment loss for the year ended December 31, 2022. The accumulated amortization and amortization expense as of and for the year ended December 31, 2023 was $2,852,929 and $187,640, respectively. The accumulated amortization and amortization expense for the years ended December 31, 2022 was $980,963 and $164,092 respectively. The remaining balance of the Company’ intangible assets is comprised of website cost which are not yet placed in service.

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

Held For Sale Assets – On May 10, 2021 the Company’s subsidiary, SG DevCorp acquired the Lago Vista, Texas property for $3,576,130. Management has implemented a plan to sell this property during 2022, which meets all of the criteria required to classify it as Held for Sale. Including the project development costs associated with Lago Vista of $824,231, the book value is now $4,400,361.

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

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2022

4.	Summary of Significant Accounting Policies (continued)

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

Transfer into and transfers out of the hierarchy levels are recognized as if they had taken place at the end of the reporting period. There were no transfers into or out of the hierarchy levels during the year ended December 31, 2023 or 2022.

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

Other income (expense) – Included in other income (expense) for the year ended December 31, 2023, was a $450,000 legal settlement, $173,314 of miscellaneous income from the sale of scrap and other miscellaneous which does not function to our core business. Included in other income (expense) for the year ended December 31, 2022 is amounts in escrow resulting from the SG Echo acquisition which were remitted to the Company in the amount of $406,438.  At the time of acquisition and previously, the Company did not believe such amount was recognizable. Additionally included in other income for the year ended December 31, 2022 was legal settlement income in the amount of $150,000, approximately $100,000 collected from the settlement of an accounts payable balance, approximately $178,000 from the write off of accounts payable and approximately $390,000 from the write off of accounts receivable resulting from the settlement of a lawsuit.

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

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2022

4.	Summary of Significant Accounting Policies (continued)

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

With respect to receivables, concentrations of credit risk are limited to a few customers in the construction industry. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers other than normal lien rights. At December 31, 2023 and 2022, 100% and 80%, respectively, of the Company’s gross accounts receivable were due from three and four customers.

Revenue in excess of 10% relating to one customer represented approximately 87% and 65% of the Company's total revenue for the year ended December 31, 2023 and 2022, respectively.

For the year ending December 31, 2023 and 2022, there were no vendors that represented 10% or more of our cost of revenue. The Company believes it has access to alternative suppliers, with limited disruption to the business, should circumstances change with its existing suppliers.

5.	Accounts Receivable

At December 31, 2023, 2022 and 2021, the Company’s accounts receivable consisted of the following:

	2023	2022	2021
Billed:
Construction services	$819,887	$1,310,456	$2,293,187
Engineering services	—	—	86,388
Medical revenue	—	—	679,446
Retainage receivable	—	—	635,049
Other receivable	—	115,746	186,692
Total gross receivables	819,887	1,426,202	3,880,762
Less: allowance for credit losses	(637,134)	(145,746)	(963,116)
Total net receivables	$182,753	$1,280,456	$2,917,646

Receivables are evaluated for collectability and allowances for potential losses are established or maintained on applicable receivables.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2022

6.	Contract Assets and Contract Liabilities

Costs and estimated earnings on uncompleted contracts, which represent contract assets and contract liabilities, consisted of the following at December 31,:

	2023	2022	2021
Costs incurred on uncompleted contracts	$20,213,733	$13,730,177	$4,272,425
Provision for loss on uncompleted contracts	—	—	2,238,578
Estimated earnings (losses) to date on uncompleted contracts	(968,040)	(2,160,085)	(3,156,377)
Gross contract assets	19,245,693	11,570,092	3,354,626
Less: billings to date	(20,601,946)	(11,970,979)	(4,750,289)
Net contract liabilities on uncompleted contracts	$(1,356,253)	$(400,887)	$(1,395,663)

The above amounts are included in the accompanying consolidated balance sheets under the following captions at December 31,:

	2023	2022	2021
Contract assets	$10,745	$36,384	$41,916
Contract liabilities	(1,366,998)	(437,271)	(1,437,579)
Net contract liabilities	$(1,356,253)	$(400,887)	$(1,395,663)

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

7.	Project Development Costs and Other Non-Current Assets

Project development costs and other non-current assets are stated at cost.  At December 31, 2023, the Company’s project development costs related mainly to its construction segment totaled $409,495 and other non-current assets which includes security deposits totaled $194,832. At December 31, 2022, the Company’s project development costs related mainly to its development segment totaled $289,984 and other non-current assets which includes security deposits totaled $193,562.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2022

8.	Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation and amortization and depreciated using the straight-line method over their useful lives. At December 31, 2023 and 2022, the Company’s property, plant and equipment, net consisted of the following:

	2023	2022
Building	$969,188	$—
Computer equipment and software	102,325	94,530
Furniture and other equipment	271,798	271,798
Leasehold improvements	17,280	17,280
Equipment and machinery	943,464	943,464
Automobiles	4,638	4,638
Building held for lease	196,416	196,416
Laboratory and temporary units	0	1,364,748
Land	1,190,655	1,190,655
Construction in process	2,397,659	2,244,100
Property, plant and equipment	6,093,423	6,327,629
Less: accumulated depreciation	(511,022)	(718,726)
Property, plant and equipment, net	$5,582,401	$5,608,903

Depreciation expense for the years ended December 31, 2023 and 2022 amounted to $370,525 and $410,314, respectively. Additionally, during the year ended December 31, 2023, property, plant and equipment consisting of lab units and construction in progress with a net book value of $1,229,034 was written off due to lack of usage and no plans to be put back into service.

9.	Notes Receivable

On January 21, 2020, CPF GP 2019-1 LLC (“CPF GP”) issued to the Company a promissory note in the principal amount of $400,000 (the “Company Note”). CPF GP also issued to Paul Galvin, the Company’s Chairman and CEO, a promissory note in the principal amount of $100,000 (the “Galvin Note”). The transaction closed on January 22, 2020, on which date the Company loaned CPF GP 2019-1 LLC $400,000 and Mr. Galvin personally loaned CPF GP $100,000 on behalf of the Company. The Company Note and Galvin Note were issued pursuant to that certain Loan Agreement and Promissory Note, dated October 3, 2019 (the “Loan Agreement”), as amended on October 15, 2019 and November 7, 2019 by and between the CPF GP and the Company, and bear interest at five percent (5%) per annum, payable, together with the unpaid principal amount of the promissory notes, on the earlier of the July 31, 2023 maturity date or upon the liquidation, redemption sale or issuance of a dividend upon the LLC interests in CPF MF 2019-1 LLC, a Texas limited liability company of which CPF GP is the general partner; provided, that the terms of the Galvin Note provide that all interest payments due to Mr. Galvin under the Galvin Note shall be paid directly to, and for the benefit of, the Company.

In April 2020, CPF GP issued to the Company a promissory note in the principal amount of $250,000 (the “Company Note 2”). The transaction closed on April 15, 2020, on which date the Company loaned CPF GP 2019-1 LLC $250,000. The Company Note was issued pursuant to that certain Loan Agreement and Promissory Note, dated October 3, 2019 (the “Loan Agreement 2”), as amended on October 15, 2019 and November 7, 2019 by and between the CPF GP and the Company, and bear interest at five percent (5%) per annum, payable, together with the unpaid principal amount of the promissory notes, on the earlier of the July 31, 2023 maturity date or upon the liquidation, redemption sale or issuance of a dividend upon the LLC interests in CPF MF 2019-1 LLC, a Texas limited liability company of which CPF GP is the general partner. Interest income recognized for the years ended December 31, 2023 and 2022 amounted to $0 and $37,397, respectively.

During the year ended December 31, 2023, the Company determined that the above notes are not collectible and recorded bad debts for the outstanding amounts, which resulted in a write off of principal of $750,000 and accrued interest of $129,418.

During the year ended December 31, 2022, the Galvin Note was assigned to the Company and the principal amount of $100,000 was paid to Mr. Galvin. The Company has a promissory note in the principal amount of $100,000 (the "Company Note 4") and the assignment occurred in January 2022.
F-21

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2022

10.	Accounts Payables and Accrued Liabilities

The Company's accounts payables and accrued liabilities at December 31, 2023 and 2022, consisted of the following:

	2023	2022
Accounts payable (1)	$6,467,854	$3,147,014
Accrued public fees (2)	150,474	178,491
Accrued g&a	971,124	254,557
Accrued payroll and benefits (3)	1,349,043	349,777
Accrued interest	44,038	10,923
Accrued losses on construction services	871,730	—
Accrued non-income taxes (4)	—	68,760
Total Accounts Payable and Accrued Liabilities	$9,854,263	$4,009,522

(1) Payables also includes insurance financing payable and construction retainage payable balances along with the Company's normal account payable balances.

(2) Public fees include accruals for accounting, legal, and SEC compliance expenses.

(3) Accrued wages, salaries, PTO, benefits, taxes, and other incentive plan expenses.

(4) Non-income taxes includes property taxes, franchise taxes and other.

11.	Notes Payable

On July 14, 2021, SG DevCorp, a subsidiary of the Company, issued a Real Estate Lien Note, in the principal amount of $2,000,000 (the “Short-Term Note”), secured by a Deed of Trust, dated July 14, 2021 (the “Deed of Trust”), on the Company's 50+ acre Lake Travis project site in Lago Vista, Texas and a related Assignment of Leases and Rents, dated July 8, 2021 (“Assignment of Rents”), for net loan proceeds of approximately $1,948,234 after fees. The Short-Term Note has a term of one (1) year, provides for payments of interest only at a rate of twelve percent (12%) per annum and may be prepaid without penalty commencing nine (9) months after its issuance date. If the Short-Term Note is prepaid prior to nine (9) months after its issuance date, a 0.5% prepayment penalty is due. The Company capitalized $0 in interest charges and $0 in debt issuance costs during the year ended December 31, 2023 related to the Lago Vista project in accordance with ASC 835-20. The Company capitalized $20,000 in interest charges and $4,134 in debt issuance costs as of December 31, 2022 related to the Lago Vista project in accordance with ASC 835-20. On July 14, 2022, the Company entered into a renewal and extension of the Short-Term Note, with a maturity date of January 14, 2023 and all other terms remaining the same.

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

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2022

11.	Notes Payable (continued)

In August 2022, SG DevCorp entered into a $148,300 promissory note (“2022 Note”) to purchase property. The 2022 Note bears annual interest at the rate of 9.75%, with interest payments due monthly until its maturity on September 1, 2023.The 2022 Note is secured by the underlying property. During the year ended December 31, 2023, such note was extended for a period of one year.

On February 7, 2023, the Company closed a private placement offering (the “Offering”) of One Million One Hundred Thousand Dollars ($1,100,000.00) in principal amount of the Company’s 8% convertible debenture (the “Debenture”) and a warrant (the “Peak Warrant”) to purchase up to Five Hundred Thousand (500,000) shares of the Company’s common stock (25,000 shares as adjusted for the May Stock Split), (to Peak One Opportunity Fund, L.P. (“Peak One”). Pursuant to a Securities Purchase Agreement, dated February 7, 2023 (the “Purchase Agreement”), the Debenture was sold to Peak One for a purchase price of $1,000,000, representing an original issue discount of ten percent (10%).  During the year ended December 31, 2023, Peak One converted $730,000 of its principal balance into 508,917 shares of common stock of the Company (25,446 shares as adjusted for the May Stock Split),. Such conversion was within the terms of the agreement with no gains or losses recognized on the transactions.

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

The Debenture matures twelve months from its date of issuance and bears interest at a rate of 8% per annum payable on the maturity date. The Debenture is convertible, at the option of the holder, at any time, into such number of shares of common stock of the Company equal to the principal amount of the Debenture plus all accrued and unpaid interest at a conversion price equal to $1.50 (the “Conversion Price”) ($30 as adjusted for the May Stock Split), subject to adjustment for any stock splits, stock dividends, recapitalizations and similar events and in the event the Company, at any time while the Debenture is outstanding, issues, sells or grants any option to purchase, or sells or grants any right to reprice, or otherwise disposes of, or issues common stock or other securities convertible into, exercisable for, or otherwise entitle any person the right to acquire, shares of common stock, other than with respect to an Exempt Issuance (as defined in the Debenture), at an effective price per share that is lower than the then Conversion Price. In the event of any such anti-dilutive event, the Conversion Price will be reduced at the option of the holder to such lower effective price of the dilutive event, subject to a floor price of $0.40 ($8 as adjusted for the May Stock Split), per share, unless and until the Company obtains shareholder approval for any issuance below such floor price.

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

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2022

11.	Notes Payable (continued)

The Peak Warrant expires five years from its date of issuance. The Peak Warrant is exercisable, at the option of the holder, at any time, for up to 500,000 of shares of common stock (25,000 shares as adjusted for the May Stock Split), of the Company at an exercise price equal to $2.25 (the “Exercise Price”) ($45 as adjusted for the May Stock Split), subject to adjustment for any stock splits, stock dividends, recapitalizations and similar events and in the event the Company, at any time while the Peak Warrant is outstanding, issues, sells or grants any option to purchase, or sells or grants any right to reprice, or otherwise disposes of, or issues common stock or other securities convertible into, exercisable for, or otherwise entitle any person the right to acquire, shares of common stock, other than with respect to an Exempt Issuance, at an effective price per share that is lower than the then Exercise Price. In the event of any such anti-dilutive event, the Exercise Price will be reduced at the option of the holder to such lower effective price of the dilutive event, subject to a floor price of $0.40 per share, unless and until the Company obtains shareholder approval for any issuance below such floor price.

The number of shares of the Company’s common stock that may be issued upon conversion of the Debenture and exercise of the Peak Warrant, and inclusive of the Commitment Shares and any shares issuable under and in respect of the equity purchase agreement, dated February 7, 2023 between the Company and Peak One described below, is subject to an exchange cap (the “Exchange Cap”) of 19.99% of the outstanding number of shares of the Corporation’s common stock on the closing date, 2,760,675 shares (138,034 shares as adjusted for the May Stock Split), unless shareholder approval to exceed the Exchange Cap is approved.

The Company incurred $80,000 in debt issuance costs in connection with the Debenture. In addition, the initial fair value of the Peak Warrant amounted to $278,239 and the fair value of the restricted shares amounted to $76,000, both of which have been recorded as a debt discount and will be amortized over the effective rate method For the year ended December 31, 2023, the Company recognized amortization of debt issuance costs and debt discount of $73,333 and $416,386, respectively. As of December 31, 2023, the unamortized debt issuance costs and debt discount amounted to $6,667 and $37,853, respectively.

On May 16, 2023, SG Building, entered into a Cash Advance Agreement (“Cash Advance Agreement”) with Cedar Advance LLC (“Cedar”) pursuant to which SG Building sold to Cedar $710,500 of its future receivables for a purchase price of $500,000. Cedar is expected to withdraw $25,375 a week directly from SG Building, until the $710,500 due to Cedar is paid in full. In the event of a default (as defined in the Cash Advance Agreement), Cedar, among other remedies, can demand payment in full of all amounts remaining due under the Cash Advance Agreement. SG Building’s obligations under the Cash Advance Agreement have been guaranteed by SG Echo.SG Building incurred $25,000 in debt issuance costs in connection with the Cash Advance Agreement. As of December 31, 2023, there was no outstanding balance on this advance. As of December 31, 2023, the unamortized debt issuance costs amounted to $10,713.

On September 26, 2023, SG Building and Cedar entered into a second Cash Advance Agreement pursuant to which SG Building sold to Cedar $1,171,500 of its future receivables for a purchase price of $825,000. Cedar is expected to withdraw $41,800 a week directly from SG building, until the $1,171,500 due to Cedar is paid in full. In the event of a default (as defined in the Cash Advance Agreement), Cedar, among other remedies, can demand payment in full of all amounts remaining due under the Cash Advance Agreement. SG Building’s obligations under the Cash Advance Agreement have been guaranteed by SG Echo. As of December 31, 2023, the outstanding balance was $424,454 on this advance.

On November 20, 2023, SG Building entered into a third cash advance agreement with Cedar pursuant to which SG Building sold to Cedar $511,200 of its future receivables for a purchase price of $360,000, less underwriting fees and expenses paid, for net funds provided of $342,200. Cedar is expected to withdraw $20,300 a week directly from SG Building’s bank account until the $511,200 due to Cedar under the cash advance agreement is paid. In the event of a default (as defined in the cash advance agreement), Cedar, among other remedies, can demand payment in full of all amounts remaining due under the Cash Advance Agreement. SG Building ’s obligations under the cash advance agreement have been guaranteed by SG Echo. As of December 31, 2023, the outstanding balance was $302,817 on this advance.

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

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2022

11.	Notes Payable (continued)

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

SG Echo incurred $70,120 in debt issuance costs in connection with the Secured Note. For the year ended December 31, 2023, the Company recognized amortization of debt issuance costs of $17,535. As of December 31, 2023, the unamortized debt issuance costs amounted to $52,585.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2022

11.	Notes Payable (continued)

On June 23 2023, SG DevCorp, entered into a Loan Agreement (the “BCV Loan Agreement”) with a Luxembourg-based specialized investment fund, BCV S&G DevCorp (“BCV S&G”), for up to $2,000,000 in proceeds, of which it originally received $1,250,000. The Loan Agreement provides that the loan provided thereunder will bear interest at 14% per annum and mature on December 1, 2024. The loan may be repaid by SG DevCo at any anytime following the twelve-month anniversary of its issue date. The loan is secured by 1,999,999 of our shares of SG DevCorp’s common stock (the “Pledged Shares”), which were pledged pursuant to an escrow agreement (the “Escrow Agreement”) with SG DevCorp’s transfer agent, and which represent 19.99% of SG DevCorp’s outstanding shares. The fees associated with the issuance include $70,000 paid to BCV S&G for the creation of the BCV Loan Agreement and $27,500 payable to BCV S&G per annum for maintaining the BCV Loan Agreement. Additionally, $37,500 in broker fees has been paid to Bridgeline Capital Partners S.A. on the principal amount raised of $1,250,000 raised to date. As of December 31, 2023, the Company has paid $35,000 in debt issuance costs. The BCV Loan Agreement provided that if SG DevCorp’s shares of common stock were not listed on The Nasdaq Stock Market on before August 30, 2023 or if following such listing the total market value of the Pledged Shares falls below twice the face value of the loan, the loan would be further secured by SG DevCorp’s St. Mary’s industrial site, consisting of 29.66 acres and a proposed manufacturing facility in St. Mary’s, Georgia. For the year ended December 31, 2023, the Company recognized amortization of debt issuance costs of $57,569. As of December 31, 2023, the unamortized debt issuance costs amounted to $633,262.

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

On December 14, 2023, the Company entered into a promissory note with Paul Galvin, the Company’s Chairman and CEO, for $75,000 (“Galvin Note Payable”). The note shall not accrue interest, and the entire unpaid principal balance is due December 14, 2024.

As of December 31, 2023 and 2022, long term notes payable consisted of the following:

	2023	2022
LV Note	$5,000,000	$2,580,000
Loan Agreement	750,000	750,000
2022 Note	148,300	148,300
Debenture	123,600	-
Cash Advance Agreement	727,271	-
Secured Note	1,750,000	-
Overadvance	790,546	-
BCV Loan Agreement	1,750,000	-
Peak One	700,000	-
Galvin Note Payable	75,000	-
	11,814,717	3,478,300
Less: Debt discount and debt issuance costs	(895,222)	(80,000)
	10,919,495	3,398,300
Less: current maturities	(8,472,080)	(2,648,300)
	$2,447,415	$750,000

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2022

12.	Business Combination

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

13.	Leases

The Company leases an office, a plant and certain equipment under non-cancelable operating and finance lease agreements. The leases have remaining lease terms ranging from one year to ten years.

Supplemental balance sheet information related to leases is as follows:

Balance Sheet Location		December 31, 2023
Operating Leases
Right-of-use assets, net		$551,702

Current liabilities	Lease liability, current maturities	146,753
Non-current liabilities	Lease liability, net of current maturities	404,949
Total operating lease liabilities		$551,702

Finance Leases
Right-of-use assets		$1,435,435

Current liabilities	Lease liability, current maturities	709,335
Non-current liabilities	Lease liability, net of current maturities	144,342
Total finance lease liabilities		$853,677

Weighted Average Remaining Lease Term
Operating leases		1.75 years
Finance leases		1 year
Weighted Average Discount Rate
Operating leases		3%
Finance leases		3%

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2023 and  2022

13.	Leases (continued)

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

Anticipated future lease costs, which are based in part on certain assumptions to approximate minimum annual rental commitments under non-cancelable leases, are as follows:

Year Ending December 31,	Operating	Financing	Total
2024	$324,000	$801,869	$1,125,869
2025	243,000	66,822	309,822
Total lease payments	567,000	868,691	1,435,691
Less: Imputed interest	(15,298)	(15,014)	(30,312)
Present value of lease liabilities	$551,702	$853,677	$1,405,379

Total lease expense amounted to $943,441 and $770,272 for the years ending December 31, 2023 and 2022.

14.	Construction Backlog

The following represents the backlog of signed construction and engineering contracts in existence at December 31, 2023 and 2022, which represents the amount of revenue the Company expects to realize from work to be performed on uncompleted contracts in progress and from contractual agreements in effect at December 31, 2023 and December 31, 2022, respectively, on which work has not yet begun:

	2023	2022
Balance - beginning of year	$6,810,762	$3,217,909
New contracts and change orders during the year	11,614,650	13,803,733
Adjustments and cancellations, net	—	1,086,301
Subtotal	18,425,412	18,107,943
Less: contract revenue earned during the year	(16,523,080)	(11,297,181)
Balance - end of year	$1,902,332	$6,810,762

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2022

14.	Construction Backlog (continued)

During 2022, the Company entered into a contract with ATCO Structures & Logistics (USA) Inc. for $5,771,200 that is reflected in the December 31, 2022 backlog. This amount was fully recognized during the year ended  December 31, 2023.

The Company’s remaining backlog as of December 31, 2023 represents the remaining transaction price of firm contracts for which work has not been performed and excludes unexercised contract options.

The Company expects to satisfy its backlog which represents the remaining unsatisfied performance obligation on contracts as of December 31, 2023 over the following period:

2023
Within 1 year	$1,902,332
Total Backlog	$1,902,332

Although backlog reflects business that is considered to be firm, cancellations, deferrals or scope adjustments may occur. Backlog is adjusted to reflect any known project cancellations, revisions to project scope and cost and project deferrals, as appropriate.

15.	Segment Reporting

We have organized our operations into three segments: Construction, Medical, Development and Environmental. We allocate to segment results the operating expenses “Payroll and related expenses,” “General and administrative,” “Marketing and business development,” and “Pre-project” based on usage, which is generally reflected in the segment in which the costs are incurred. These segments reflect the way our executive team evaluates the Company’s business performance and manages its operations. The Construction segment includes the Company's manufacturing unit SG ECHO and other modules projects. The Medical segment mainly consists of the Company's joint venture COVID-19 laboratory operations. The Development segment includes real property development utilizing our technology and our manufacturing facility. The Environmental segment has had no activity through December 31, 2023. Corporate and support consists of general corporate expenses such as our executive office; the corporate finance, accounting, audit, tax, human resources, risk management, information technology, marketing, and legal groups; corporate overhead and other items not allocated to any of the Company's segments. From time to time, the Company revises the measurement of each segment's cost of revenue and operating expenses, including any corporate overhead allocations, as determined by the information regularly reviewed by its executive team. Information for the Company's segments, as well as for Corporate and support, is provided in the following table:

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2022

15.	Segment Reporting (continued)

	Construction	Medical	Development	Corporate/Support	Consolidated
Fiscal Year Ended December 31, 2023
Revenue	$16,523,080	$—	$—	$—	$16,523,080
Operating income (loss)	(2,721,899)	(529,569)	(3,023,448)	(18,497,740)	(24,772,656)
Other income (expense)	(648,157)	—	(1,177,093)	(160,000)	(1,985,250)
Income (loss) before income taxes	(3,370,056)	(529,569)	(4,200,541)	(18,657,740)	(26,757,906)
Less: Net income (loss) attributable to non-controlling interest	—	—	475,373	—	475,373
Net income (loss) attributable to common stockholders of Safe & Green Holdings Corp.	$(3,370,056)	$(529,569)	$(3,725,168)	$(18,657,740)	$(26,282,533)
Total assets	$5,997,826	$1,483	$9,559,966	$1,652,000	$17,211,275
Depreciation and amortization	$182,530	$—	$236	$415,478	$598,244
Capital expenditures	$—	$—	$—	$607,404	$607,404

Fiscal Year Ended December 31, 2022
Revenue	$12,752,219	$11,641,727	$—	$—	$24,393,946
Operating income (loss)	(472,039)	2,588,830	(2,137,866)	(7,208,895)	(7,229,970)
Other income (expense)	373,300	—	(306,393)	73,821	140,728
Income (loss) before income taxes	(98,739)	2,588,830	(2,444,259)	(7,135,074)	(7,089,242)
Net income (loss) attributable to non-controlling interest	—	1,229,806	—	—	1,229,806
Net income (loss) attributable to common stockholders of Safe & Green Holdings Corp.	$(98,739)	$1,359,024	$(2,444,259)	$(7,135,074)	$(8,319,048)
Total assets	$11,287,672	$291,542	$9,268,918	$5,707,548	$26,555,680
Depreciation and amortization	$574,961	$40,230	$—	$—	$615,191
Capital expenditure	$1,858,054	$—	$893,785	$8,193	$2,760,032

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2022

16.	Income Taxes

The Company’s provision (benefit) for income taxes consists of the following for the year ended December 31, 2023 and 2022:

	2023	2022
Deferred:
Federal	$(5,567,459)	$(1,600,538)
State and local	35,157	(688,620)
Total deferred	(5,532,302)	(2,289,158)
Total provision (benefit) for income taxes	(5,532,302)	(2,289,158)
Less: valuation allowance	5,532,302	2,289,158
Income tax provision	$—	$—

A reconciliation of the federal statutory rate to 0.0% for the year ended December 31, 2023 and 2022 to the effective rate for income from operations before income taxes is as follows:

	2023	2022

Benefit for income taxes at federal statutory rate	21.0%	21.0%
State and local income taxes, net of federal benefit	3.9	3.9
Less valuation allowance	(24.9)	(24.9)
Effective income tax rate	0.0%	0.0%

The tax effects of these temporary differences along with the net operating losses, net of an allowance for credits, have been recognized as deferred tax assets (liabilities) at December 31, 2023 and 2022 as follows:

	2023	2022
Net operating loss carryforward	$12,138,836	$8,155,944
Bad debt reserve	34,338	37,734
Employee stock compensation	2,605,215	2,031,628
Intangible assets	305,516	(467,395)
Depreciation	(181,016)	(165,336)
Accrued expenses	296,808	74,801
Charity	194	213
Net deferred tax asset	15,199,891	9,667,589
Valuation allowance	(15,199,891)	(9,667,589)
Net deferred tax asset	$—	$—

The Company establishes a valuation allowance, if based on the weight of available evidence, it is more likely than not that some portion or all of the deferred assets will not be realized. During 2023 certain adjustments were made to the Company’s net operating loss carryforward tax asset for IRC Section 382 limitations. The valuation allowance increased by $5,532,302 and $2,289,158 during 2023 and 2022, respectively.

As of December 31, 2023, the Company had a net operating loss carryforward of approximately $31.6 million for Federal and State tax purposes. The net operating loss expires beginning 2030 through 2037 for those losses generated in 2017 and prior years. Approximately $0 million of such net operating losses will carryforward indefinitely and be available to offset up to 100% of future taxable income each year. Subsequent to December 31, 2019, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was passed, which temporarily removes such 0% limitation for years 2019 and 2020. The Company’s net operating loss carryforward may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2022

16.	Income Taxes (continued)

As required by the provisions of ASC 740, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 0 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. Differences between tax positions taken or expected to be taken in a tax return and the net benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized benefits.” A liability is recognized (or amount of net operating loss or amount of tax refundable is reduced) for an unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of ASC 740.

The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expenses. As of December 31, 2023, the Company has no unrecognized tax positions, including interest and penalties. The Company files returns in the United States Federal tax jurisdiction and various other state jurisdictions.

17.	Net Income (Loss) Per Share

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

At December 31, 2023, there were options, including options granted to non-employees and non-directors, restricted stock units and warrants to purchase 36,436, 0 and 2,247,133 shares of common stock (1,822, 0 and 112,357, respectively, shares as adjusted for the May Stock Split) respectively, outstanding that could potentially dilute future net income per share. Because the Company had a net loss as of December 31, 2023, it is prohibited from including potential common shares in the computation of diluted per share amounts. Accordingly, the Company has used the same number of shares outstanding to calculate both the basic and diluted loss per share. At December 31, 2022, there were options, including options to non-employees and non-directors, restricted stock units and warrants to purchase 36,436, 3,370,186 and 2,025,020 shares of common stock (1,822, 168,509, and 102,276, respectively, shares as adjusted for the May Stock Split),  respectively, outstanding that could potentially dilute future net income per share.

18.	Stockholders’ Equity

Financings

Registered Direct Offering –

In October 2021, the Company closed a registered direct offering and concurrent private placement of its common stock (the "October Offering") that the Company effected pursuant to the Securities Purchase Agreement that it entered into on October 25, 2021 with an institutional investor and received gross proceeds of $11.55 million. Pursuant to the terms of the Purchase Agreement, the Company issued to the investor (A) in a registered direct offering (i) 975,000 shares (the “Public Shares”) (48,750 shares as adjusted for the May Stock Split), of its Common Stock, par value $0.01 per share (the “Common Stock”), and (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 2,189,384 shares (the “Pre-Funded Warrant Shares”) of Common Stock (109,469 shares as adjusted for the May Stock Split), and (B) in a concurrent private placement, Series A warrants to purchase up to 1,898,630 shares (the “Common Stock Warrant Shares”) (94,932 shares as adjusted for the May Stock Split), of Common Stock (the “Common Stock Warrants,” and together with the Public Shares and the Pre-Funded Warrants, the “Securities”) (the “Offering The Pre-Funded Warrants were immediately exercisable at a nominal exercise price of $0.001 and all Pre-Funded Warrants sold have been exercised. The Common Stock Warrants have an exercise price of $4.80 per share, ($96 as adjusted for the May Stock Split), are exercisable upon issuance and will expire five years from the date of issuance. A.G.P./Alliance Global Partners (the “Placement Agent”) acted as the exclusive placement agent for the transaction pursuant to that certain Placement Agency Agreement, dated as of October 25, 2021, by and between the Company and the Placement Agent (the “Placement Agency Agreement”), the Placement Agent received (i) a cash fee equal to seven percent (7.0%) of the gross proceeds from the placement of the Securities sold by the Placement Agent in the Offering and (ii) a non-accountable expense allowance of one half of one percent (0.5%) of the gross proceeds from the placement of the Gross Proceeds Securities sold by the Placement Agent in the Offering. The Company also reimbursed the Placement Agent’s expenses up to $50,000 upon closing the Offering. The net proceeds to the Company after deducting the Placement Agent’s fees and the Company’s estimated offering expenses was approximately $10.5 million.

Securities Purchase Agreement – In April 2019, the Company issued 42,388 shares of its common stock (2,119 shares as adjusted for the May Stock Split), at $22.00 per share ($440 as adjusted for the May Stock Split), through a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional investors and accredited investors. Concurrently with the sale of the common stock, pursuant to the Purchase Agreement, the Company also sold common stock purchase warrants to such investors to purchase up to an aggregate of 42,388 shares of common stock. (2,119 shares as adjusted for the May Stock Split),. The Company incurred $379,816 in issuance costs from the offering and issued 4,239  (212 as adjusted for the May Stock Split), warrants to the underwriters. The warrants are further discussed in Note 18.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2022

18.	Stockholders’ Equity (continued)

Underwriting Agreement – In August 2019, the Company issued 45,000 shares of its common stock (2,250 shares as adjusted for the May Stock Split),  at $17.00 per share ($340 as adjusted for the May Stock Split), pursuant to the terms of an Underwriting Agreement (the “Underwriting Agreement”) to the public. The Company incurred $181,695 in issuance costs from the offering and issued warrants to purchase 2,250 shares of common stock (112 shares adjusted for the May Stock Split), to the underwriter. The warrants are further discussed in Note 19.

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

In connection with the EP Agreement, the Company issued to Investments, the general partner of Peak One, 75,000 shares of its common stock (3,750 shares as adjusted for the May Stock Split), and agreed to file a registration statement registering the common stock issued or issuable to Peak One and Investments under the Agreement for resale with the Securities and Exchange Commission within 60 calendar days of the Agreement, as more specifically set forth in the Rights Agreement. The registration statement was declared effective on April 14, 2023

The obligation of Peak One to purchase the Company’s common stock under the EP Agreement began on the date of the EP Agreement, and ends on the earlier of (i) the date on which Peak One shall have purchased common stock pursuant to the EP Agreement equal to the Maximum Commitment Amount, (ii) thirty six (36) months after the date of the EP Agreement, (iii) written notice of termination by the Company or (iv) the Company’s bankruptcy or similar event (the “Commitment Period”), all subject to the satisfaction of certain conditions set forth in the EP Agreement.

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

 Under the EP Agreement, the Company issued 657,895 shares of common stock (32,895 shares as adjusted for the May Stock Split), for $394,735.

Common Stock Issued for Services – During the year ended December 31, 2023, the Company issued 287,512 shares of common stock  (14,376 shares as adjusted for the May Stock Split), for services provided. The value of the shares amounted to $437,325.

Common Stock Issued for Debt Issuances – During the year ended December 31, 2023, the Company issued 50,000 shares of common stock (2,500 shares as adjusted for the May Stock Split), for debt issuances. Additionally, the Company issued warrants for such insurances. The total value of the shares and warrants amounted to $354,329.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2022

Restricted Stock Units – During the year ended December 31, 2023, the Company issued 3,020,334 shares of common stock (151,017 shares as adjusted for the May Stock Split), for previously vested restricted stock units. During the year ended December 31, 2022, the Company issued 43,333 shares of common stock (2,166 shares as adjusted for the May Stock Split) for previously vested restricted stock units.

Separation - In connection with the Separation,  discussed in Note 2 the Company recorded the distribution based upon the stockholders’ equity on such date and the closing market price of the Company’s common stock. The distributed fair market value was $8,220,004.

Noncontrolling interest – During the year ended December 31, 2023, the Company recorded a distribution of $46,417 to its noncontrolling interest and a net gain from its controlling interest. In addition, during the year ended December 31, 2023, SG DevCorp  recorded $684,438 of additional equity transactions  which related to transactions in its own stock from debt issuances to third parties.

Treasury stock – During the year ended December 31, 2023, the Company repurchased additional treasury stock for $42,716.

Conversion – During the year ended December 31, 2023, the Company converted $730,000 of notes payable and $45,000 of accrued interest for a total of 538,917 shares of common stock. (26,946 shares as adjusted for the May Stock Split),. Such amount was converted within the terms of the agreement with no gains or losses recognized on the transactions.

Warrant exercise – During the year ended December 31, 2023, 274,074 of shares of common stock (13,704 shares as adjusted for the May Stock Split), were issued resulting from cashless warrant exercises.

19.	Warrants

In conjunction with the June 2017 Public Offering, the Company issued to certain affiliates of the underwriters, as compensation, warrants to purchase an aggregate of 4,313 shares of common stock (216 shares as adjusted for the May Stock Split), at an exercise price of $125.00 per share ($2,500.00 as adjusted for the May Stock Split),. The warrants are exercisable at the option of the holder on or after June 21, 2018 and expire June 21, 2023. The fair value of warrants was calculated utilizing a Black-Scholes model and amounted to $63,796. The fair market value of the warrants as of the date of issuance has been included in issuance costs in additional paid-in capital.

In conjunction with the Purchase Agreement in April 2019, the Company also sold warrants to purchase up to an aggregate of 42,388 shares of common stock (2,119 shares as adjusted for the May Stock Split), at an initial exercise price of $27.50 per share ($550.00 as adjusted for the May Stock Split),. The warrants are exercisable at the option of the holder on or after October 29, 2019 and expire October 29, 2024. The Company issued to certain affiliates of the underwriters, as compensation, warrants to purchase an aggregate of 4,239 shares of common stock (212 shares as adjusted for the May Stock Split), at an initial exercise price of $27.50 per share ($550.00 as adjusted for the May Stock Split),. The warrants are exercisable at the option of the holder on or after October 29, 2019 and expire April 24, 2024.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2022

In conjunction with the Underwriting Agreement in August 2019, the Company issued to the underwriter, as compensation, warrants to purchase an aggregate of 2,250 shares of common stock (112 shares as adjusted for the May Stock Split), at an initial exercise price of $21.25 per share ($425.00 as adjusted for the May Stock Split),. The warrants are exercisable at the option of the holder on or after February 1, 2020 and expire August 29, 2024.

In conjunction with the Underwriting Agreement in May 2020, the Company issued to the underwriter, as compensation, warrants to purchase an aggregate of 300,000 shares of common stock (15,000 shares as adjusted for the May Stock Split),  at an initial exercise price of $3.14 per share ($62.80 as adjusted for the May Stock Split),. The warrants are exercisable at the option of the holder on or after November 6, 2020 and expire May 5, 2025. During the year ended December 31, 2021, 226,300 (11,315 shares as adjusted for the May Stock Split), warrants were exercised and converted into common stock of the Company.  The Company has received proceeds of approximately $707,000 from the exercise of the warrants.

In conjunction with the Purchase Agreement in October 2021, the Company also issued Series A warrants to purchase up to 1,898,630 shares of Common Stock (94,932 shares as adjusted for the May Stock Split), in a concurrent private placement. The warrants are have an exercise price of $4.80 per share, ($96.00 as adjusted for the May Stock Split),, exercisable at the option of the holder on or after October 26, 2021 and will expire five years from the date of issuance.

In conjunction with the issuance of the Debenture in February 2023, the Company issued the Peak Warrant to purchase 500,000 shares of common stock (25,000 shares as adjusted for the May Stock Split),.The Peak Warrant expires five years from its date of issuance. The Peak Warrant is exercisable, at the option of the holder, at any time, for up to 500,000 of shares of common stock (25,000 shares as adjusted for the May Stock Split), of the Company at an exercise price equal to $2.25 (the “Exercise Price”) ($45.00 as adjusted for the May Stock Split),, subject to adjustment for any stock splits, stock dividends, recapitalizations and similar events and in the event the Company, at any time while the Peak Warrant is outstanding, issues, sells or grants any option to purchase, or sells or grants any right to reprice, or otherwise disposes of, or issues common stock or other securities convertible into, exercisable for, or otherwise entitle any person the right to acquire, shares of common stock, other than with respect to an Exempt Issuance, at an effective price per share that is lower than the then Exercise Price. In the event of any such anti-dilutive event, the Exercise Price will be reduced at the option of the holder to such lower effective price of the dilutive event, subject to a floor price of $0.40 per share ($8.00 as adjusted for the May Stock Split),, unless and until the Company obtains shareholder approval for any issuance below such floor price. The initial fair value of the Peak Warrant amounted to $278,239 and was recorded, in combination with common stock issued above,  as a debt discount of $354,329 at the time of issuance of the Debenture.

Warrant activity or the year ended December 31, 2023 are summarized as follows:

Warrants	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding and exercisable - January 1, 2023	126,091	$94.80	3.80	-
Granted	25,000	45.00	-	-
Expired	(216)
Exercised	(25,019)
Outstanding and exercisable - December 31, 2023	125,856	$93.60	2.75	$-

The fair value of warrants granted during the year were valued using a Black-Scholes Value model, with the following assumptions

Risk-free interest rate	4.48%
Contractual term	5 years
Dividend yield	0%
Expected volatility	103%
F-35

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2022

20.	Share-based Compensation

On October 26, 2016, the Company’s Board of Directors approved the issuance of up to 25,000 shares of the Company’s common stock (1,250 shares as adjusted for the May Stock Split), in the form of restricted stock or options (“2016 Stock Plan”). Effective January 20, 2017, the 2016 Stock Plan was amended and restated as the SG Blocks, Inc. Stock Incentive Plan, as further amended effective June 1, 2018 and as further amended on July 30, 2020 and as further amended on August 18, 2021, (the “Incentive Plan”). The Incentive Plan authorizes the issuance of up to 3,625,000 shares of common stock (181,250 shares as adjusted for the May Stock Split),. It authorizes the issuance of equity-based awards in the form of stock options, stock appreciation rights, restricted shares, restricted share units, other share-based awards and cash-based awards to non-employee directors and to officers, employees and consultants of the Company and its subsidiary, except that incentive stock options may only be granted to the Company’s employees and its subsidiary’s employees. The Incentive Plan expires on October 26, 2026, and is administered by the Company’s Compensation Committee of the Board of Directors. Each of the Company’s employees, directors, and consultants are eligible to participate in the Incentive Plan. As of December 31, 2023, there were 0 shares of common stock available for issuance under the Incentive Plan.

Stock-based compensation expense is included in the consolidated statements of operations as follows:

	Year Ended December 31,
	2023	2022
Payroll and related expenses	$3,210,631	$2,798,844
General and administrative expenses	—	—
Total	$3,210,631	$2,798,844

The following table presents total stock-based compensation expense by security type included in the consolidated statements of operations:

	Year Ended December 31,
	2023	2022
Stock options	$—	$—
RSUs	3,210,631	2,798,844
Total	$3,210,631	$2,798,844

Because the Company does not have significant historical data on employee exercise behavior, the Company uses the “Simplified Method” to calculate the expected life of the stock-based option awards granted to employees. The simplified method is calculated by averaging the vesting period and contractual term of the options.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2022

20.	Share-based Compensation (continued)

The following table summarizes stock-based option activities and changes during the years ended December 31, 2023 and 2022, as described below:

	Shares	Weighted Average Fair Value Per Share	Weighted Average Exercise Price Per Share	Weighted Average Remaining Terms (in years)	Aggregate Intrinsic Value
Outstanding – December 31, 2021	1,822	$496.00	$1,574.20	5.34	$—
Granted	—	—	—
Exercised	—	—	—
Cancelled	—	—	—
Outstanding – December 31, 2022	1,822	$496.00	$1,574.20	4.34	$—
Granted	—	—	—
Exercised	—	—	—
Cancelled	—	—	—
Outstanding – December 31, 2023	1,822	496.00	1,574.20	—	$—
Exercisable – December 31, 2022	1,822	496.00	1,574.20	4.34	—
Exercisable – December 31, 2023	1,822	$—	$—	—	$—

For the years ended December 31, 2023 and December 31, 2022, the Company recognized stock-based compensation expense of $0 and $0, respectively, related to stock options. This expense is included in payroll and related expenses in the accompanying consolidated statements of operations.

As of December 31, 2023, there was no unrecognized compensation costs related to non-vested stock options and all options have been expensed. The intrinsic value is calculated as the difference between the fair value of the stock price at year end and the exercise price of each of the outstanding stock options. The fair value of the stock price at December 31, 2023 was $0.0 per share.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2023and 2022

20.	Share-based Compensation (continued)

Restricted Stock Units

During 2022, a total of 1,045,000 (52,250 as adjusted for the May Stock Split) of restricted stock units were granted to Mr. Galvin and seven employees of the Company, under the Company’s stock-based compensation plan, at the fair value ranging from $1.30 to $2.24 per share ($26 to $44.80 adjusted for the May Stock Split), which represents the closing price of the Company’s common stock at the date of grant. The restricted stock units granted vest quarterly over two years from the anniversary of the grant date. The fair value of these units upon issuance amounted to $1,843,000.

On November 18, 2022, a total of 80,000 of restricted stock units (4,000 as adjusted for the May Stock Split) were granted to four of the Company's non-employee directors, under the Company's stock-based compensation plan, at the fair value of $1.30 per share ($26.00 adjusted for the May Stock Split), which represents the closing price of the Company's common stock on November 18, 2022. The restricted stock units granted vest in equal quarterly installments over a two-year period.

During the three months ended June 30, 2023, a total of 316,834 of restricted stock units (15,842 as adjusted for the May Stock Split) were granted to Mr. Galvin and six employees of the Company under the Company's stock-based compensation plan, at the fair value of $0.85 to $1.01 per share ($17 to $20.20 as adjusted for the May Stock Split), which represents the closing price of the Company's common stock at the grant date. The restricted stock units granted vest in equal quarterly installments over a two-year period.

On April 4, 2023, a total of 268,166 of restricted stock units (13,408 as adjusted for the May Stock Split) were granted to five of the Company's non-employee directors, under the Company's stock-based compensation plan, at the fair value of $1.01 ($20.20 as adjusted for the May Stock Split) per share, which represents the closing price of the Company's common stock on April 4, 2023. The restricted stock units granted vest in equal quarterly installments over a two-year period

For the year ended December 31, 2023 and 2022, the Company recognized stock-based compensation of $3,210,631 and $2,798,844 related to restricted stock units. This expense is included in the payroll and related expenses and general and administrative expenses in the accompanying consolidated statement of operations. As of December 31, 2023, there was a total of $0 in unrecognized compensation costs related to non-vested restricted stock units.

The following table summarized restricted stock unit activities during the year ended December 31, 2023:

Number of Shares
Non - vested balance at January 1, 2023	59,547
Granted	29,250
Vested	(88,797)
Forfeited/Expired	—
Non - vested balance at December 31, 2023	—

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2022

21.	Commitments and Contingencies

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

The Company believes that the Assignment Agreement was void for lack of consideration and moved to dismiss the case on those and other grounds. On June 17, 2020, the New York Supreme Court entered an order dismissing certain claims against the Company brought by cross claimant Phipps & Co. Specifically, the court dismissed Phipps’ claims for indemnification, contribution, fraud, negligence and negligent misrepresentation. The court did not dismiss Phipps’ claim for breach of the Assignment Agreement. The issue of the validity of the Assignment Agreement, and the Company’s defenses to the claims brought by the plaintiff Pizzarotti, and cross claimant Phipps, are being litigated. The Company maintains that the Assignment Agreement, to the extent valid and enforceable, was properly terminated and/or there are no damages, and, consequently, that the claims brought against the Company are without merit. The Company intends to continue to vigorously defend the litigation. The parties have engaged in written discovery but no depositions have been conducted as of yet. By motion dated February 24, 2021, Pizzarotti moved to stay the entire action pending the outcome of a separate litigation captioned Pizzarotti, LLC v. FPG Maiden Lane, LLC et. al., Index No. 651697/2019, involving some of the same parties (but excluding the Company). Phipps cross moved to consolidate the two actions. The Company opposed both motions. On April 26, 2021, the court denied both motions and directed the parties to meet and confer concerning the scheduling of depositions. On May 10, 2021, the parties jointly filed with the court a proposed order providing the completion of depositions of all parties and nonparties by September 30, 2021. On April 4, 2024, the court entered an order setting forth the following dates for the completion of the parties depositions: (1) deposition of plaintiff shall occur by May 31, 2024, (2) deposition of Phipps shall occur by June 30, 2024, (3) deposition of the Company shall occur by July 20, 2024, (4) deposition of Mr. Shetty shall occur by August 9, 2024, (5) deposition of FPG Maiden Lane, & J. Landau shall occur by August 30, 2024, and (6) depositions of non-parties shall occur by September 30, 2024. As of December 31, 2023, the Company cannot estimate any potential loss.

(2) CPF GP 2019-1, LLC Litigation – In September 2023, a suit was filed in the form of a declaratory judgment to say CPF GP did not owe certain monies to the Company. The Company filed counterclaims for the amounts owed. The case settled in February 2024 in exchange for mutual dismissals and monthly payments of the balance due to the Company from CPF GP.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2022

21.	Commitments and Contingencies (continued)

(3) Farnam Litigation – In October 2023, Farnam Street Financial, Inc. (“Farnam”), filed suit against the Company seeing monies owed under certain leases. The Company is confident in its position that the lending practices of Farnam constitute illegal business practices under federal and state law, but is also optimistic of the potential for a resolution.

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

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2022

21.	Commitments and Contingencies (continued)

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

The dispute between SG Blocks, Inc., HOLA Community Partners, and others in the above-described lawsuit settled, and a formal settlement agreement was executed in December 2022. In accordance with the settlement agreement, all funds to be paid were, in fact, paid. On February 27, 2023, the settling parties filed a Joint Stipulation to Dismiss All Causes of Action Against All Parties Except Avesi Construction, LLC (“Aveshi”), and Saddleback Roofing, Inc. (“Saddleback”). The claims against the settling parties, pursuant to the settlement, were to be dismissed and have since been dismissed. SG Blocks, Inc. had taken defaults against Aveshi and Saddleback, and is continuing to pursue default judgments against same.

2.) SG Blocks, Inc. v. EDI International, PC

On June 21, 2019, SG Blocks, Inc. filed a lawsuit against EDI International, PC, a New Jersey corporation, in connection with the parties’ consulting agreement, dated June 29, 2016, pursuant to which EDI International, PC, was to provide, for a fee, certain architectural and design services for the Project. The lawsuit is styled SG Blocks, Inc. v. EDI International, PC et al., and was filed in California Superior Court, for the County of Los Angeles, case no. 19STCV21725. SG Blocks, Inc. claims that EDI International, PC, tortiously interfered with SG Blocks, Inc’s economic relationship with HOLA Community Partners and Heart of Los Angeles Youth, Inc. The complaint seeks in excess of $1,275,754 in damages. EDI International, PC, filed a cross-complaint for alleged unpaid fees and tortious interference with EDI International, PC’s contractual relationship with HOLA Community Partners and Heart of Los Angeles Youth, Inc. EDI International, PC’s cross-complaint seeks in excess of $30,428.71 in damages. On July 8, 2020, SG Blocks, Inc. added PVE LLC as a defendant in the lawsuit, claiming PVE LLC is liable to the same extent as EDI International, PC. In May 2021, the parties settled EDI International, PC’s affirmative claims, and its cross-complaint was dismissed with prejudice on August 23, 2021. On SG Blocks, Inc.’s remaining claims, trial is set for May 13, 2024. Consistent with the Statement, the likelihood of an unfavorable outcome is neither probable nor remote and we cannot, consistent with the Statement, estimate the amount or range of recovery in the event of an unfavorable outcome.

3.) Teton Buildings, LLC

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

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2022
21.	Commitments and Contingencies (continued)

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

A status conference was held on November 16, 2022 at which time the Court entered a scheduling order for the conducting of discovery. Discovery is ongoing. A settlement conference was held by the Court on March 14, 202, of which the Company was granted $450,000.

2.) John Williams Shaw and Leo Patrick Shaw

On March 15, 2023, a complaint was filed against John Williams Shaw and Leo Patrick Shaw (the “Defendants”) in the United States District Court of the Southern District of New York seeking damaged to recover short swing profits from the Defendants pursuant to Section 16(b) of the Securities Exchange Act of 1934, as amended. On September 26, 2023, the matter was settled and on, October 3, 2023, a Stipulation and Order of Dismissal with Prejudice was filed and so-ordered by the assigned judge.

Litigation is subject to many uncertainties, and the outcome of this action is not predicted with assurance. The Company is currently unable to predict the outcome or possible recovery, if any, associated with the resolution of this litigation, and, accordingly, the Company has made no provision related to this matter in the consolidated financial statements.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2022

21.	Commitments and Contingencies (continued)

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

On May 1, 2023, the Company appointed Patricia Kaelin as the Company’s Chief Financial Officer and entered into an employment agreement with Patricia Kaelin (the “Kaelin Employment Agreement”) to employ Ms. Kaelin in such capacity for an initial term of two (2) years, which provides for an annual base salary of $250,000, a discretionary bonus of up to 20% of her base salary upon achievement of objectives as may be determined by the Company’s board of directors and severance in the event of a termination without cause on or after September 30, 2023 in amount equal to equal to one year’s annual base salary and benefits. The Kaelin Employment Agreement also provides for the grant to Ms. Kaelin of a restricted stock grant under the Company’s Stock Incentive Plan, as amended and as available for grant, of 60,000 shares of the Company’s common stock (3,000 as adjusted for the May Stock Split), vesting quarterly on a pro-rata basis over the next eighteen (18) months of continuous service. Ms. Kaelin is subject to a one-year post-termination non-compete and non-solicit of employees and clients. She is also bound by confidentiality provisions. During July 2023, Ms. Kaelin’s annual base salary was adjusted to $300,000, retroactive to May 1, 2023.

22 .         Related Party Transactions

As disclosed in Note 9, on January 21, 2020, CPF GP issued the Company Note  and issued to Paul Galvin, the Company’s Chairman and CEO, the Galvin Note. The transaction closed on January 22, 2019, on which date the Company loaned CPF GP 2019-1 LLC $400,000 and Mr. Galvin personally loaned CPF GP $100,000 on behalf of the Company.

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

As disclosed in Note 20, on December 14, 2023, the Company and Mr. Galvin entered into the Galvin Note Payable.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2022

23.	Subsequent Events

On January 5, 2024, SG Building Blocks and SG Echo, together with SG Building Blocks, the (“Merchants”), entered into a Cash Advance Agreement (“Cash Advance Agreement”) with Maison Capital Group (“Maison”) pursuant to which the Merchants sold to Maison $300,000 of their future receivables for a purchase price of $200,000, less underwriting fees and expenses paid, for net funds provided of $190,000.

Pursuant to the Cash Advance Agreement, Maison is expected to withdraw $12,500 a week directly from the Merchants’ bank account until the $300,000 due to Maison under the Cash Advance Agreement is paid. In the event of a default (as defined in the Cash Advance Agreement), Maison, among other remedies, can demand payment in full of all amounts remaining due under the Cash Advance Agreement. The Merchants’ obligations under the Cash Advance Agreement are secured by a security interest in all accounts, including without limitation, all deposit accounts, accounts-receivable, and other receivables, chattel paper, documents, equipment, general intangibles, instruments, and inventory, as those terms are defined by Article 9 of the Uniform Commercial Code, now or hereafter owned or acquired by any of them. In addition, SG Building Blocks’ obligations under the Cash Advance Agreement have been guaranteed by SG Echo, and SG Echo’s obligations under the Cash Advance Agreement have been guaranteed by SG Building Blocks. The amounts outstanding under the Cash Advance Agreement may be prepaid by the Merchants at any time without penalty.

On January 11, 2024, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Peak One Opportunity Fund, L.P. (“Peak One”), pursuant to which the Company agreed to issue, in a private placement offering (the “Offering”), upon the satisfaction of certain conditions specified in the Purchase Agreement, two debentures to Peak One in the aggregate principal amount of $1,300,000.

The closing of the first tranche was consummated on January 12, 2024 and the Company issued an 8% convertible debenture in the principal amount of Six Hundred Fifty Thousand Dollars ($650,000.00) (the “Debenture”) to Peak One and a warrant (the “Warrant”) to purchase up to Three Hundred Seventy-Five Thousand (375,000) shares of the Company’s common stock (18,750 as adjusted for the May Stock Split), par value $0.01 per share (the “common stock”) to Peak One’s designee, as described in the Purchase Agreement. The Debenture was sold to Peak One for a purchase price of $585,000, representing an original issue discount of ten percent (10%). In connection with the Offering, the Company paid $17,500 as a non-accountable fee to Peak One to cover its accounting fees, legal fees and other transactional costs incurred in connection with the transactions contemplated by the Purchase Agreement and issued to Peak One and its designee an aggregate of 300,000 shares of its restricted common stock (the “Commitment Shares”) (15,000 as adjusted for the May Stock Split) as provided in the Purchase Agreement.

The Debenture matures twelve months from its date of issuance and bears interest at a rate of 8% per annum payable on the maturity date. The Debenture is convertible, at the option of the holder, at any time, into such number of shares of common stock of the Company equal to the principal amount of the Debenture, plus all accrued and unpaid interest, at a conversion price equal to $0.46 (the “Conversion Price”) ($9.20 as adjusted for the May Stock Split), subject to adjustment for any stock splits, stock dividends, recapitalizations and similar events, as well as anti-dilution price protection provisions that are subject to a floor price as set forth in the Debenture.

The Debenture is redeemable by the Company at a redemption price equal to 110% of the sum of the principal amount to be redeemed plus accrued interest, if any. While the Debenture is outstanding, if the Company receives cash proceeds of more than $1,500,000.00 (the “Minimum Threshold”) in the aggregate from any source or series of related or unrelated sources, the Company shall, within two (2) business days of the Company’s receipt of such proceeds, inform Peak One of such receipt, following which Peak One shall have the right, in its sole discretion, to require the Company to immediately apply up to 50% of all proceeds received by the Company (from any source except with respect to proceeds from the issuance of equity or debt to officers and directors of the Company) after the Minimum Threshold is reached to repay the outstanding amounts owed under the Debenture.

The Warrant expires five years from its date of issuance. The Warrant is exercisable, at the option of the holder, at any time, for up to 375,000 of shares of common stock (18,750 as adjusted for the May Stock Split)  of the Company at an exercise price equal to $0.53 (the “Exercise Price”) ($10.60 as adjusted for the May Stock Split), subject to adjustment for any stock splits, stock dividends, recapitalizations and similar events, as well as anti-dilution price protection provisions that are subject to a floor price as set forth in the Warrant. The Warrant provides for cashless exercise under certain circumstances.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2022

23.	Subsequent Events (Continued)

Maxim Group LLC (“Maxim”) acted as placement agent in the Offering. In connection with the closing of the first tranche of the Offering, the Company paid a placement fee of $40,950 to Maxim. Assuming the second tranche is closed, a placement fee in an amount equal to $40,950 will be payable by the Company to Maxim upon closing of the second tranche of the Offering.

On January 29, 2024, SG Building Blocks, Inc., entered into a Cash Advance Agreement (“Second Cash Advance Agreement”) with Cedar Advance LLC (“Cedar”) pursuant to which SG Building Blocks sold to Cedar $1,733,420 of its future receivables for a purchase price of $1,180,000, less underwriting fees and expenses paid and the repayment of prior amounts due Cedar, for net funds provided of $215,575.

Pursuant to the Second Cash Advance Agreement, Cedar is expected to withdraw $49,150 a week directly from SG Building Blocks’ bank account until the $1,733,420 due to Cedar under the Second Cash Advance Agreement is paid. In the event of a default (as defined in the Second Cash Advance Agreement), Cedar, among other remedies, can demand payment in full of all amounts remaining due under the Second Cash Advance Agreement. SG Building Blocks’ obligations under the Cash Advance Agreement have been guaranteed by SG Echo.

On February 7, 2024, SG DevCo., acquired Majestic World Holdings LLC (“MWH”) pursuant to a Membership Interest Purchase Agreement (the “Purchase Agreement”), dated as of February 7, 2024, by and among SG DevCo, the members of MWH listed therein (the “Members”), MWH and Matthew A. Barstow, as Sellers Representative. Pursuant to the Purchase Agreement, the aggregate consideration payable by SG DevCo for the outstanding membership interests (the “Membership Interests’) of MWH consists of 500,000 shares of SG DevCo’s restricted stock (the “Stock Consideration”) and $500 thousand in cash (the “Cash Consideration”). The Purchase Agreement and a related side letter agreement (the “Side Letter Agreement”) provide that the aggregate purchase price be paid as follows: (i) the Stock Consideration was issued at the closing (the “Closing”) on February 7, 2024; and (ii) 100% of the Cash Consideration will be paid in five equal installments of $100,000 each on the first day of each of the five quarterly periods following the Closing. The Membership Interests will be transferred and assigned to SG DevCo as follows: (y) sixty-eight and one quarter percent (68.25%) of the Membership Interests were transferred to SG DevCo at Closing, and (z) the remaining 31.75% will be transferred to SG DevCo in five equal installments of 6.35% each on the first day of each of the five quarterly periods following the Closing. The Purchase Agreement contains customary representations, warranties, and covenants of the parties.

Additional agreements ancillary to the Purchase Agreement were executed at the Closing, including but not limited to a profit sharing agreement, assignments of the Membership Interests and employment agreements.

Pursuant to the profit sharing agreement (the “Profit Sharing Agreement”) entered into as of February 7, 2024, SG DevCo agreed to pay the Members a 50% share of the net profits for a period of five years that are directly derived from the technology and intellectual property utilized in the real estate focused software as a service offered and operated by MWH and its subsidiaries.

On February 15, 2024, SG DevCo, entered into an amendment (the “Amendment”) to the Securities Purchase Agreement, dated November 30, 2023 (the “Purchase Agreement”) with Peak One Opportunity Fund, L.P. (“Peak One”), pursuant to which SG DevCo agreed to issue, in a private placement offering (the “Offering”) upon the satisfaction of certain conditions specified in the Purchase Agreement, two Debentures to Peak One in the aggregate principal amount of $1,200,000. The closing of the first tranche was consummated on November 30, 2023.

The Purchase Agreement provided that at any time after January 29, 2024, a second tranche closing could occur subject to the mutual written agreement of Peak One and SG DevCo and satisfaction of the closing conditions set forth in the Purchase Agreement, upon which SG DevCo would issue and sell to Peak One on the same terms and conditions a second 8% convertible debenture in the principal amount of $500,000.

The Amendment provides that the second tranche be separated into two tranches (the second and third tranche) wherein which SG DevCo would issue in each tranche an 8% convertible debenture in the principal amount of $250,000 at a purchase price of $225,000. In addition, the Amendment provides that SG DevCo will issue (i) 35,000 shares of SG DevCo’s common stock on the closing of each of the second tranche and the third tranche as follows: 17,500 shares of common stock to Peak One’s designee as described in the Amendment and 17,500 shares of common stock to Peak One, as a commitment fee in connection with the issuance of the second debenture and the third debenture, respectively; (ii) a common stock purchase warrant to Peak One’s designee as described in the Amendment for the purchase of 125,000 shares of common stock on the closing of each of the second tranche and the third tranche; and (iii) pay $6,500 of Peak One’s non-accountable fees in connection with each of the second tranche and the third tranche.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2022

23.	Subsequent Events (Continued)

The closing of the second tranche was consummated on February 16, 2024 and SG DevCo issued an 8% convertible debenture in the principal amount of $250,000 (the “Second Debenture”) to Peak One and a warrant (the “Second Warrant”) to purchase up to 125,000 shares of SG DevCo’s common stock to Peak One’s designee as described in the Amendment. The Second Debenture was sold to Peak One for a purchase price of $225,000, representing an original issue discount of ten percent (10%). In connection with the closing of the second tranche, SG DevCo paid $6,500 as a non-accountable fee to Peak One to cover its accounting fees, legal fees and other transactional costs incurred in connection with the second tranche and issued to Peak One and its designee an aggregate total of 35,000 shares of SG DevCo’s restricted common stock as described in the Amendment.

The Second Debenture matures twelve months from its date of issuance and bears interest at a rate of 8% per annum payable on the maturity date. The Second Debenture is convertible, at the option of the holder, at any time, into such number of shares of common stock of SG DevCo equal to the principal amount of the Second Debenture plus all accrued and unpaid interest at a conversion price equal to $2.14, subject to adjustment for any stock splits, stock dividends, recapitalizations and similar events, as well as anti-dilution price protection provisions that are subject to a floor price as set forth in the Second Debenture.

The Second Debenture is redeemable by SG DevCo at a redemption price equal to 110% of the sum of the principal amount to be redeemed plus accrued interest, if any. While the Second Debenture is outstanding, if SG DevCo receives cash proceeds of more than $1,500,000.00 (“Minimum Threshold”) in the aggregate from any source or series of related or unrelated sources, SG DevCo shall, within two business days of SG DevCo’s receipt of such proceeds, inform the holder of such receipt, following which the holder shall have the right in its sole discretion to require SG DevCo to immediately apply up to 50% of all proceeds received by SG DevCo (from any source except with respect to proceeds from the issuance of equity or debt to officers and directors of SG DevCo) after the Minimum Threshold is reached to repay the outstanding amounts owed under the Second Debenture.

The Second Debenture contains customary events of default. If an event of default occurs, until it is cured, Peak One may increase the interest rate applicable to the Second Debenture to the lesser of eighteen percent (18%) per annum and the maximum interest rate allowable under applicable law and accelerate the full indebtedness under the Second Debenture, in an amount equal to 110% of the outstanding principal amount and accrued and unpaid interest. The Second Debenture prohibits SG DevCo from entering into a Variable Rate Transaction (as defined in the Second Debenture) until the Second Debenture is paid in full.

The Second Warrant expires five years from its date of issuance. The Second Warrant is exercisable, at the option of the holder, at any time, for up to 125,000 shares of common stock of SG DevCo at an exercise price equal to $2.53, subject to adjustment for any stock splits, stock dividends, recapitalizations, and similar events, as well as anti-dilution price protection provisions that are subject to a floor price as set forth in the Second Warrant. The Second Warrant provides for cashless exercise under certain circumstances.

Under the Amendment, a closing of the third tranche may occur subject to the mutual written agreement of Peak One and SG DevCo and satisfaction of the closing conditions set forth in the Purchase Agreement at any time after April 16, 2024.

Also on February 15, 2024, SG DevCo entered into an amendment (the “RRA Amendment”) to the Registration Rights Agreement, dated November 30, 2023, with Peak One where it agreed to file a registration statement within 60 days of the date of the RRA Amendment with the Securities and Exchange Commission (the “SEC”) to register the maximum number of Registrable Securities (as defined in the RRA Amendment) permitted to be included therein in accordance with applicable SEC rules.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2022

23.	Subsequent Events (Continued)

The number of shares of SG DevCo’s common stock that may be issued as commitment shares under the Purchase Agreement and the Amendment, upon conversion of the debentures issued or issuable pursuant to the Purchase Agreement and the Amendment, upon the exercise of warrants issued or issuable pursuant to the Purchase Agreement and the Amendment, and any shares issuable under and in respect of the equity purchase agreement entered into on November 30, 2023, is subject to an exchange cap (the “Exchange Cap”) of 19.99% of the outstanding number of shares of SG DevCo’s common stock on November 30, 2023, 1,999,000 shares, unless shareholder approval to exceed the Exchange Cap is approved.

Maxim Group LLC (“Maxim”) acted as placement agent in connection with the Offering. In connection with the closing of the second tranche, SG DevCo paid a placement fee of $13,500 to Maxim. Assuming the third tranche is closed, a placement fee in an amount equal to $13,500 will be payable by SG DevCo to Maxim upon closing of the third tranche.

On February 23, 2024, the Merchants entered into a Cash Advance Agreement (“Third Cash Advance Agreement”) with Bridgecap Advance LLC (“Bridgecap”) pursuant to which the Merchants sold to Bridgecap $224,850 of their future receivables for a purchase price of $150,000, less underwriting fees and expenses paid, for net funds provided of $135,000.

Pursuant to the Third Cash Advance Agreement, Bridgecap is expected to withdraw $2,248.50 a day directly from the Merchants’ bank account until the $224,850 due to Bridgecap under the Third Cash Advance Agreement is paid. In the event of a default (as defined in the Cash Advance Agreement), Bridgecap, among other remedies (including penalties and fees) can demand payment in full of all amounts remaining due under the Third Cash Advance Agreement. The Merchants’ obligations under the Third Cash Advance Agreement are secured by a security interest in all accounts, including without limitation, all deposit accounts, accounts-receivable, other receivables, and proceeds therefrom, as those terms are defined by Article 9 of the Uniform Commercial Code, now or hereafter owned or acquired by any of them. The amounts outstanding under the Third Cash Advance Agreement may be prepaid by the Merchants at any time without penalty.

During January and February 2024, the Company issued an aggregate of 778,681 shares of common stock (38,934.as adjusted for the May Stock Split), resulting from vested restricted stock units.

On March 8, 2024, the Company entered into a warrant inducement agreement (the “Inducement Agreement”) with a certain holder (the “Holder”) of warrants to purchase shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”), issued in a private placement offering that closed on October 27, 2021 (the “Existing Warrants”). Pursuant to the Inducement Agreement, the Holder of the Existing Warrants agreed to exercise for cash the Existing Warrants to purchase up to 1,898,630 shares of common stock (94,932 as adjusted for the May Stock Split), at an exercise price of $ 0.2603 per share ($5.206 as adjusted for the May Stock Split). The transactions contemplated by the Inducement Agreement are expected to close on March 12, 2024. The Company will receive aggregate gross proceeds of approximately $494,213, before deducting placement agent fees and other expenses payable by the Company.

In consideration of the Holder’s immediate exercise of the Existing Warrants, the Company issued unregistered warrants (the “New Warrants”) to purchase 3,797,260 shares of Common Stock (189,863 as adjusted for the May Stock Split) (200% of the number of shares of common stock issued upon exercise of the Existing Warrants) (the “New Warrant Shares”) to the Holder.

The issuance of the shares of Common Stock underlying the Existing Warrants have been registered pursuant to an existing registration statement on Form S-1 (File No. 333-260996), which was declared effective by the Securities and Exchange Commission (the “SEC”) on November 23, 2021.

In addition, pursuant to the Inducement Agreement, the Company agreed not to issue any shares of Common Stock or Common Stock equivalents (as defined in the Inducement Agreement) or to file any other registration statement with the SEC (in each case, subject to certain exceptions) until thirty (30) days after the closing. The Company has also agreed not to effect or agree to effect any Variable Rate Transaction (as defined in the Inducement Agreement) until sixty (60) days after closing.

The Company agreed in the Inducement Agreement to file a registration statement to register the resale of the New Warrant Shares (the “Resale Registration Statement”) on or before thirty (30) days from the initial closing of the transactions contemplated by the Inducement Agreement, and to use commercially reasonable efforts to have such Resale Registration Statement declared effective by the SEC within sixty (60) days (or, in the event of a full review, ninety (90) calendar days) following the date of filing the Resale Registration Statement.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2022

23.	Subsequent Events (Continued)

Under the Inducement Agreement, to the extent required under the rules and regulations of the Nasdaq Stock Market, the Company agreed to hold a special or annual meeting of shareholders no later than the 60th calendar date following the date of the Inducement Agreement for the purpose of seeking the Stockholder Approval (as defined below). If the Company does not obtain Stockholder Approval at the first meeting, the Company shall call a meeting every ninety (90) days thereafter to seek Stockholder Approval until the earlier of the date Stockholder Approval is obtained or the New Warrants are no longer outstanding.

The Company expects to use the net proceeds from these transactions for working capital and other general corporate purposes.

Maxim Group LLC (“Maxim”) served as the Company’s financial advisor in connection with the transactions described in the Inducement Agreement, and the Company paid Maxim (i) a cash fee equal to 7.0% of the aggregate gross proceeds received from the Holder upon exercise of the Existing Warrants and the exercise of the New Warrants, and (ii) $10,000 for legal fees and other out-of-pocket expenses.

On March 5, 2024, the Company issued a Promissory Note (“Note”) in favor of 1800 Diagonal Lending LLC (the “Lender”) in the aggregate principal amount of $149,500 (the “Principal”), and an accompanying Securities Purchase Agreement, dated March 5, 2024 (the “SPA”).

The Note was purchased by the Lender for a purchase price of $130,000, representing an original issue discount of $19,500. A one-time interest charge of ten percent (10%) (the “Interest Rate”) will be applied on the issuance date to the Principal. Under the terms of the Note, beginning on April 15, 2024, the Company is required to make nine monthly payments of accrued, unpaid interest and outstanding principal, subject to adjustment, in the amount of $18,272,23. The Company shall have a five business day grace period with respect to each payment. Any amount of principal or interest on this Note which is not paid when due will bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid (“Default Interest”). The Company has right to accelerate payments or prepay in full at any time with no prepayment penalty.

Among other things, an event of default (“Event of Default”) will be deemed to have occurred if the Company fails to pay the principal or interest when due on the Note, whether at maturity, upon acceleration or otherwise, if bankruptcy or insolvency proceedings are instituted by or against the Company or if the Company fails to maintain the listing of its common stock on The Nasdaq Stock Market. Upon the occurrence of an Event of Default, the Note will become immediately due and payable and the Company will be obligated to pay to the Investor, in satisfaction of its obligations under the Note, an amount equal to 200% times the sum of the then outstanding principal amount of the Note plus accrued and unpaid interest on the unpaid principal amount of this Note to the date of payment plus Default Interest, if any.

After an Event of Default, at any time following the six month anniversary of the Note, the Lender will have the right, to convert all or any part of the outstanding and unpaid amount of the Note into shares of the Company’s common stock at a conversion price equal to the greater of $0.08 or 65% multiplied by the lowest closing bid price during the 10 trading days prior to the conversion date (representing a discount rate of 35%). The Note may not be converted into shares of the Company’s common stock if the conversion would result in the Lender and its affiliates owning an aggregate of in excess of 4.99% of the then outstanding shares of the Company’s common stock. In addition, unless the Company obtains shareholder approval of such issuance, the Company shall not issue a number of shares of its common stock under Note, which when aggregated with all other securities that are required to be aggregated for purposes of Nasdaq Rule 5635(d), would exceed 19.99% of the shares of the Company’s common stock outstanding as of the date of definitive agreement with respect to the first of such aggregated transactions (the “Conversion Limitation”). Upon the occurrence of an Event of Default as a result of the Company being delisted from Nasdaq, the Conversion Limitation shall no longer apply.

On April 3, 2024, LV Holding entered into a Modification and Extension Agreement, effective as of April 1, 2024 (the “Extension Agreement”), to extend to April 1, 2025 the maturity date of the promissory note, in the principal amount of $5,000,000 (the “LV Note”), issued by LV Holding pursuant to a Loan Agreement, dated March 30, 2023. As consideration for the Extension Agreement, LV Holding agreed to pay an extension fee of $50,000.00. Additionally, the Extension Agreement provides for the LV Note’s interest rate to be increased to a fixed rate of 17.00%.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2022

23.	Subsequent Events (Continued)

In addition, pursuant to a loan agreement dated April 3, 2024 (the “2nd Lien Loan Agreement”), LV Holding issued a promissory note, in the principal amount of $1,000,000 (the “2nd Lien Note”), secured by a revised Deed of Trust and Security Agreement, dated April 3, 2024 (the “Revised Deed of Trust”) on the Company’s Lake Travis project site in Lago Vista, Texas, a Modification to Real Estate Mortgage, dated April 3, 2024 (“Mortgage Modification”), to the mortgage, dated March 30, 2023, on the Company’s McLean site in Durant, Oklahoma,. The 2nd Lien Note is subordinate to the LV Note. The 2nd Lien Note requires monthly installments of interest only, is due in full on April 1, 2025, bears interest at fixed rate of 17.00% and may be prepaid by LV Holding at any time without interest or penalty. LV Holding’s obligations under the 2nd Lien Note have been guaranteed by the Company pursuant to a Guaranty, dated April 3, 2024 (the “Guaranty”).

During March 2024, Peak One converted $300,000 of outstanding notes payable to 1,152,516 shares of common stock of the Company (57,626 as adjusted for the May Stock Split). Additionally, during March, 2024, Peak One exercised 227,777 Warrant Shares (11,386 as adjusted for the May Stock Split) in accordance with the terms of the Warrant.

During April 2024, Peak One converted $350,000 of outstanding notes payable to 1,344,602 shares of common stock of the Company (67,230 as adjusted for the May Stock Split). Additionally, during April 2024, the Company issued 853,055 shares of common stock (42,653 as adjusted for the May Stock Split)  to Peak One under the EP Agreement.

The Company has entered into a securities purchase agreement with a single institutional investor for the purchase and sale of 1,379,310 shares of its common stock (or common stock equivalents in lieu thereof) and warrants to purchase up to 2,758,620 shares of common stock at a combined offering price of $2.90 per share in a private placement priced at-the-market under Nasdaq rules. The warrants will have an exercise price of $2.65 per share, will be exercisable immediately following the date of issuance and will expire in five years from the effective date of a registration statement registering such warrants for resale.

The closing of the offering is expected to occur on or about May 7, 2024, subject to the satisfaction of customary closing conditions. The gross proceeds from the offering are expected to be approximately $4.0 million. During April 2024, the Company issued 178,571 shares of common stock (8,928 as adjusted for the May Stock Split) to a consultant for services performed.

