Form 10-K/A
period 2023-12-31
SAFE & GREEN HOLDINGS CORP.
filed 2024-05-10
CIK 1023994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No.1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None

SAFE & GREEN HOLDINGS CORP.

FORM 10-K

EXPLANATORY NOTE

Safe & Green Holdings Corp. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amended 10-K”) to amend the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “Annual Report”), originally filed with the Securities and Exchange Commission (the “SEC”) on May 7, 2024, to include Exhibit 32.2, which was inadvertently omitted from the Annual Report. This Amended 10-K amends the Exhibit Index required by Part IV, Item 15 of the Annual Report in order to, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, file new certifications of the Company’s principal executive officer and principal financial officer as Exhibits 31.3 and 31.4 and Exhibits 32.3 and 32.4, which are included under Item 15(a)(3) of Part IV of this Amended 10-K.

Except as described above, no other changes are being made to the Annual Report. This Amended 10-K speaks as of the date of the Annual Report and does not reflect other events that may have occurred after the date of the Annual Report or modify or update any disclosures that may have been affected by subsequent events.

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

4.7	Description of Securities (incorporated by reference to exhibit 4.9 of the Annual Report on Form 10-K filed with the SEC on March 31, 2023 (File No. 000-22563))
4.8	Debenture, dated February 7, 2023, in the principal amount of $1,100,000 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on February 7, 2023 (File No. 001-38087)
4.9

Description of securities registered pursuant to Section 12 of the Securities Exchange Act of 1924, as amended (incorporated by reference to Exhibit 4.9 of the Annual Report on Form 10-K filed with the SEC on May 7, 2024 (File No. 000-22563))

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

76

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

77

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

10.110	Profit Sharing Agreement, dated as of February 7, 2024, by and between Safe and Green Development Corporation and Matthew A. Barstow on behalf of and as the duly authorized representative of the members identified therein (incorporated by reference to Exhibit 10.3 of Safe and Green Development Corporation’s Current Report on Form 8-K filed on February 13, 2024).
10.111	Amendment No. 1 to the Securities Purchase Agreement, dated February 15, 2024 (incorporated by reference to Exhibit 10.1 of Safe and Green Development Corporation’s Current Report on Form 8-K filed on February 22, 2024).
10.112	Amendment No. 1 to the Registration Rights Agreement, dated February 15, 2024 (incorporated by reference to Exhibit 10.2 of Safe and Green Development Corporation’s Current Report on Form 8-K filed on February 22, 2024).
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 of the Annual Report on Form 10-K filed with the SEC on May 7, 2024 (File No. 000-22563))
23.1

Consent of Whitley Penn LLP, Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 23.1 of the Annual Report on Form 10-K filed with the SEC on May 7, 2024 (File No. 000-22563))

24.1	Power of Attorney (incorporated by reference to Exhibit 24.1 of the Annual Report on Form 10-K filed with the SEC on May 7, 2024 (File No. 000-22563))
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (incorporated by reference to Exhibit 31.1 of the Annual Report on Form 10-K filed with the SEC on May 7, 2024 (File No. 000-22563))
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (incorporated by reference to Exhibit 31.2 of the Annual Report on Form 10-K filed with the SEC on May 7, 2024 (File No. 000-22563))
31.3*	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4*	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 of the Annual Report on Form 10-K filed with the SEC on May 7, 2024 (File No. 000-22563))
32.2**	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3**	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.4**	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Clawback Policy (incorporated by reference to Exhibit 97.1 of the Annual Report on Form 10-K filed with the SEC on May 7, 2024 (File No. 000-22563))
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File as the XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith

#	Management contract or compensatory plan or arrangement required to be identified pursuant to Item 15(a)(3) of this report.

79

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAFE & GREEN HOLDINGS CORP.

By:	/s/ Paul M. Galvin	Date: May 10, 2024
Paul M. Galvin
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

80

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

