Form 10-Q
period 2024-03-31
SAFE & GREEN HOLDINGS CORP.
filed 2024-05-17
CIK 1023994

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 15, 2024 the issuer had a total of 1,344,668 shares of the registrant’s common stock, $0.01 par value, outstanding.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	March 31, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$739,787	$17,448
Accounts receivable, net	93,182	182,753
Contract assets	10,745	10,745
Held for sale assets	4,400,361	4,400,361
Inventories	283,593	156,512
Prepaid expenses and other current assets	589,223	572,779
Total current assets	6,116,891	5,340,598

Property, plant and equipment, net	5,571,862	5,582,401
Project development costs and other non-current assets	830,753	604,327
Goodwill	1,810,787	—
Right-of-use asset	1,830,799	1,987,137
Intangible assets, net	151,397	23,616
Deferred contract costs, net	—	30,589
Investment in and advances to equity affiliates	3,642,607	3,642,607
Total Assets	$19,955,096	$17,211,275

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$11,668,240	$9,854,263
Contract liabilities	490,696	1,366,998
Lease liability, current maturities	652,308	856,088
Customer deposits	656,510	—
Short-term notes payable, net	9,249,341	8,472,080
Total current liabilities	22,717,095	20,549,429

Long-term note payable	2,454,930	2,447,415
Contingent consideration liability	945,000	—
Lease liability, net of current maturities	475,549	549,290
Total liabilities	26,592,574	23,546,134

Stockholders’ equity:
Preferred stock, $1.00 par value, 5,405,010 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 75,000,000 shares authorized; 1,099,269 issued and 1,095,898 outstanding as of March 31, 2024 and 881,387 issued and 814,969 outstanding as of December 31, 2023	10,993	8,814
Additional paid-in capital	70,448,355	68,555,050
Treasury stock, at cost 3,371 shares as of March 31, 2024 and 3,371 shares as of December 31, 2023	(92,396)	(92,396)
Accumulated deficit	(80,600,969)	(75,930,805)
Non-controlling interest	3,596,539	1,124,478
Total stockholders’ equity	(6,637,478)	(6,334,859)
Total Liabilities and Stockholders’ Equity	$19,955,096	$17,211,275

The accompanying notes are an integral part of these condensed consolidated financial statements.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2024	2023
	(Unaudited)	(Unaudited)
Revenue:
Construction services	$968,115	$5,503,935
Real estate commissions	49,816	—
Total	1,017,931	5,503,935

Cost of revenue:
Construction services	644,983	5,573,407
Total	644,983	5,573,407

Gross profit (loss)	372,948	(69,472)

Operating expenses:
Payroll and related expenses	3,268,069	1,314,390
General and administrative expenses	944,613	1,788,956
Marketing and business development expenses	192,725	87,251
Total	4,405,407	3,190,597

Operating loss	(4,032,459)	(3,260,069)

Other income (expense):
Interest expense	(1,282,756)	(287,372)
Interest income	9,570	9,362
Other income	48,617	18,639
Total	(1,224,569)	(259,371)

Loss before income taxes	(5,257,028)	(3,519,440)
Income tax expense	—	—

Net loss	(5,257,028)	(3,519,440)

Common stock deemed dividend	(670,881)	—
	(5,927,909)	(3,519,440)

Add: net income (loss) attributable to noncontrolling interests	1,257,745	—
Net loss attributable to common stockholders	$(4,670,164)	$(3,519,440)

Net loss per share
Basic and diluted	$(4.93)	$(5.00)

Weighted average shares outstanding:
Basic and diluted	947,670	700,197

The accompanying notes are an integral part of these condensed consolidated financial statements.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	$0.01 Par Value Common Stock		Additional Paid-in	Treasury	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Stock	Deficit	Interests	Equity
Balance at December 31, 2022	630,699	$6,307	$56,293,810	$(49,680)	$(41,428,268)	$(382,607)	$14,439,562
Stock-based compensation	—	—	656,369	—	—	—	656,369
Issuance of restricted common stock	14,376	144	437,181	—	—	—	437,325
Issuance of restricted stock units	67,555	676	(676)	—	—	—	—
Issuance of warrants and restricted common stock	2,500	25	354,214	—	—	—	354,239
Noncontrolling interest distribution	—	—	—	—	—	(46,417)	(46,417)
Net loss	—	—	—	—	(3,519,440)	—	(3,519,440)
Balance at March 31, 2023	715,130	$7,152	$57,740,898	$(49,680)	$(44,947,708)	$(429,024)	$12,321,638

Balance at December 31, 2023	881,387	$8,814	$68,555,050	$(92,396)	$(75,930,805)	$1,124,478	$(6,334,859)
Stock-based compensation	38,934	390	178,639	—	—	—	179,029
Issuance of common stock and warrants for debt issuance	15,000	150	251,211	—	—	—	251,361
Cashless warrant exercise	11,389	114	(114)	—	—	—	—
Issuance of common stock from warrant inducement	94,932	949	493,264	—	—	—	494,213
Common stock deemed dividend	—	—	670,881	—	(670,881)	—	—
Conversion of short-term notes payable	57,627	576	299,424	—	—	—	300,000
SG DevCorp equity transactions	—	—	—	—	—	3,729,806	3,729,806
Net loss	—	—	—	—	(3,999,283)	(1,257,745)	(5,257,028)
Balance at March 31, 2024	1,099,269	$10,993	$70,448,355	$(92,396)	$(80,600,969)	$3,596,539	$(6,637,478)

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	For the Three Months Ended March 31, 2024	For the Three Months Ended March 31, 2023
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(5,257,028)	$(3,519,440)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	42,381	92,193
Amortization of intangible assets	3,417	46,119
Amortization of deferred license costs	30,589	10,196
Amortization of debt issuance costs and debt discount	626,978	169,040
Amortization of right of use asset	156,338	230,690
Common stock issued for services	—	437,325
SG DevCorp equity transactions	2,594,806	—
Interest income on long-term note receivable	—	(9,247)
Stock-based compensation	179,029	656,369
Changes in operating assets and liabilities:
Accounts receivable	89,571	268,284
Contract assets	—	(864,333)
Inventories	(127,081)	452,571
Prepaid expenses and other current assets	(16,444)	(522,314)
Intangible assets	(30,730)	(81,180)
Accounts payable and accrued expenses	1,281,640	1,691,992
Contract liabilities	(876,302)	(93,142)
Lease liability	(277,521)	(343,808)
Customer deposit	656,510	—
Net cash used in operating activities	(923,847)	(1,378,685)

Cash flows from investing activities:
Purchase of property, plant and equipment	(31,842)	(531,083)
Cash from business combination	1,082	—
Project development costs	(226,426)	(82,265)
Investment in and advances to equity affiliates	—	(25,000)
Net cash used in investing activities	(257,186)	(638,348)

Cash flows from financing activities:
Repayment of short term notes payable	(884,485)	(2,500,000)
Proceeds from short-term notes payable and warrants, net of debt issuance costs	2,293,644	5,433,175
Proceeds from warrant inducement	494,213	—
Distribution paid to non-controlling interest	—	(46,417)
Net cash provided by financing activities	1,903,372	2,886,758

Net increase in cash and cash equivalents	722,339	869,725

Cash and cash equivalents - beginning of period	17,448	582,776

Cash and cash equivalents - end of period	$739,787	$1,452,501

Supplemental disclosure of non-cash investing and financing activities:
Peak Stock and Warrants Issuances	$251,361	$—
Common stock deemed dividend	$670,881	$—
Conversion of short-term notes payable to common stock	$1,000,000	$—
Assets and liabilities acquired in business combination:
Intangible assets	$100,468	$—
Goodwill	$1,810,787	$—
Accounts payable and accrued expenses	$32,237	$—
Contingent consideration payable	$945,000	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2024 and 2023 (Unaudited)

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

The Company operates in the following four segments: (i) manufacturing & construction services; (ii) medical; (ii) real estate development; and (iv) environmental. The manufacturing & construction services segment designs and constructs modular structures built in the Company’s factories. In the medical segment, the Company uses its modular technology to (i) provide turnkey solutions to medical testing and treatment and generate revenue from the medical testing and point of care treatment in our medical suites and (ii) sell and lease medical suites and privacy pods. The Company’s real estate development segment consists of SG Development Corp., our majority owned subsidiary, which builds innovative and green single or multifamily projects in underserved regions nationally using modules (“Modules”) built in one of the Company’s vertically integrated factories. The environmental segment consists of a sustainable medical and waste management solution that collects waste and treats waste for safe disposal.

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

There are three core product offerings that utilize the Company's technology and engineering expertise. The first product offering involves GreenSteel™ modules, which are the structural core and shell of an SGBlocks building. The Company procures the containers, engineers required openings with structural steel enforcements, paints the SGBlocks and then delivers them on-site, where the customer or a customer’s general contractor will complete the entire finish out and installation. The second product offering involves replicating the process to create the GreenSteel product and, in addition, installing selected materials, finishes and systems (including, but not limited to floors, windows, doors, interior painting, electrical wiring and fixtures, plumbing outlets and bathrooms, roofing system) and delivering SGBlocks pre-fabricated containers to the site for a third party licensed general contractor to complete the final finish out and installation. Finally, the third product offering is the completely fabricated and finished SGBlocks building (including but not limited to floors, windows, doors, interior painting, electrical wiring and fixtures, plumbing outlets and bathrooms, roofing systems), including erecting the final unit on site and completing any other final steps. The building is ready for occupancy and/or use as soon as installation is completed. Construction administration and/or project management services are typically included in the Company's product offerings.

The Company also provides engineering and project management services related to the use and modification of Modules in construction.

Construction

During 2020, the Company formed SG Echo, LLC ("SG Echo"), a wholly owned subsidiary of the Company. The Company acquired substantially all the assets of Echo DCL (“Echo”), a Texas limited liability company, except for Echo's real estate holdings for which the Company obtained a right of first refusal. Echo is a container/modular manufacturer based in Durant, Oklahoma specializing in the design and construction of permanent modular and temporary modular buildings and was one of the Company's key supply chain partners. Echo caters to the military, education, administration facilities, healthcare, government, commercial and residential customers. This acquisition has allowed the Company to expand its reach for the Modules and offer an opportunity to vertically integrate a large portion of the Company's cost of goods sold, as well as increase margins, productivity and efficiency in the areas of design, estimating, manufacturing and delivery and to become the manufacturer of the Company's core container and modular product offerings.
6

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2024 and 2023 (Unaudited)

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

Environmental

During 2022, SG Environmental Solutions Corp. (“SG Environmental”) was formed and is focused on biomedical waste removal and plans to utilize a patented technology that it licenses to shred and disinfect biomedical waste, rendering the waste disinfected, unrecognizable, and of no greater risk to the public health than residential household waste.

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

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2024 and 2023 (Unaudited)

3.	Liquidity

As of March 31, 2024, the Company had cash and cash equivalents of $739,787 and a backlog of $964,375. See Note 13 for a discussion of construction backlog. Based on its conversations with key customers, the Company anticipates its backlog to convert to revenue over the following period:

2024
Within 1 year	$964,375
Total Backlog	$964,375

The Company has incurred losses since its inception, has negative working capital of $15,496,033 and has negative operating cash flows, which has raised substantial doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of the uncertainty concerning the Company’s ability to continue as a going concern.

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

4.	Summary of Significant Accounting Policies

Basis of presentation and principals of consolidation – The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 8 Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. The condensed financial statements and notes should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2023 included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the Securities and Exchange Commission on May 7, 2024. In the opinion of management, all adjustments, consisting of normal accruals, considered necessary for a fair presentation of the interim financial statements have been included. Results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

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

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2024 and 2023 (Unaudited)
4.	Summary of Significant Accounting Policies (continued)

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

                (2)  Identify the performance obligations in the contract

                (3)  Determine the transaction price

                (4)  Allocate the transaction price to performance obligations in the contract

                (5)  Recognize revenue as performance obligations are satisfied

On certain contracts, the Company applies recognition of revenue over time, which is similar to the method the Company applied under previous guidance (i.e., percentage of completion). Due to uncertainties inherent in the estimation process, it is possible that estimates of costs to complete a performance obligation will be revised in the near-term. For those performance obligations for which revenue is recognized using a cost-to-cost input method, changes in total estimated costs, and related progress toward complete satisfaction of the performance obligation, are recognized on a cumulative catch-up basis in the period in which the revisions to the estimates are made. When the current estimate of total costs for a performance obligation indicates a loss, a provision for the entire estimated loss on the unsatisfied performance obligation is made in the period in which the loss becomes evident.

For product or equipment sales, the Company applies recognition of revenue when the customer obtains control over such goods, which is at a point in time. Additionally, SG DevCorp has begun to generate revenue resulting from commissions on residential real estate purchases and sales transactions. For this revenue, the Company applies recognition of revenue when the customer obtains control over such service, which his at a point in time.

Disaggregation of Revenues

The Company’s revenues are primarily derived from construction related to Modules projects. The Company's contracts are with customers in various industries. Revenue recognized over time was $968,115 and $5,503,935 for the three months ended March 31, 2024 and 2023, respectively. Revenue recognized at a point in time was $49,816 and $0 for the three months ended March 31, 2024 and 2023, respectively.

The following tables provide further disaggregation of the Company’s revenues by categories:

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2024 and 2023 (Unaudited)

4.	Summary of Significant Accounting Policies (continued)

	Three Months Ended March 31,
Revenue by Customer Type	2024		2023
Construction and Engineering Services:
Hotel/Hospitality	$31,758	3%	$33,676	1%
Office	936,357	89%	5,470,259	99%
Subtotal	968,115	92%	5,503,935	100%
SG DevCorp sales:
Real estate commissions	49,816	8%	—	—%
Total revenue by customer type	$1,017,931	100%	$5,503,935	100%

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

For the Three Months Ended March 31, 2024 and 2023 (Unaudited)

4.	Summary of Significant Accounting Policies (continued)

Business Combinations - The Company accounts for business acquisitions using the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) 805 “Business Combinations”, which requires recognition and measurement of all identifiable assets acquired and liabilities assumed at their fair value as of the date control is obtained. The Company determines the fair value of assets acquired and liabilities assumed based upon its best estimates of the acquisition-date fair value of assets acquired and liabilities assumed in the acquisition. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired. Subsequent adjustments to fair value of any contingent consideration are recorded to the Company’s consolidated statements of operations. Costs that the Company incurs to complete the business combination are charged to general and administrative expenses as they are incurred.

Variable Interest Entities – The Company accounts for certain legal entities as variable interest entities (“VIE”). When evaluating a VIE for consolidation, the Company must determine whether or not there is a variable interest in the entity. Variable interests are investments or other interests that absorb portions of an entity’s expected losses or receive portions of the entity’s expected returns. If it is determined that the Company does not have a variable interest in the VIE, no further analysis is required and the VIE is not consolidated. If the Company holds a variable interest in a VIE, the Company consolidates the VIE when there is a controlling financial interest in the VIE and therefore are deemed to be the primary beneficiary. The Company is determined to have a controlling financial interest in a VIE when it has both the power to direct the activities of the VIE that most significantly impact the VIE economic performance and the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to that VIE. This determination is evaluated periodically as facts and circumstances change.

On August 27, 2020, the Company entered into a joint venture agreement with Clarity Lab Solutions, LLC (“Clarity Labs”) (the “JV”).  In consideration and subject to Clarity Lab’s services and commitments and provided the agreement remains valid and in force, and is not terminated, the Company agreed to issue 200,000 restricted shares of the Company’s common stock over a defined vesting period starting in December 1, 2020. The restricted shares of the Company's common stock were not issued to Clarity Labs as certain capital commitments were not met. Clarity Labs is a licensed clinical laboratory that uses specialized molecular testing equipment and that focuses on the diagnosis and treatment of critical diseases, including COVID-19. Clarity Labs was also engaged in the business of manufacturing, importing and distributing various medical tests. Under the JV, the Company and Clarity Labs were to jointly market, sell, and distribute certain products and services (“Clarity Mobile Venture”). The Company has determined it is the primary beneficiary of Clarity Mobile Venture and has thus consolidated the activities in its consolidated financial statements. Due to the ongoing lower affects of COVID-19 restrictions, the JV was wound down during the fourth quarter of 2022.

On January 18, 2021, the Company entered into an operating agreement to form CAT. The purpose of CAT is to market, sell, distribute, lease and otherwise commercially exploit certain products and services in the COVID-19 testing industry.  The Company has determined it is the primary beneficiary of CAT and has thus consolidated the activities in its consolidated financial statements.

Investment Entities – On May 31, 2021, the Company's subsidiary SG DevCorp agreed to contribute $600,000 to acquire a 50% membership interest in Norman Berry II Owner LLC (“Norman Berry”).  The Company contributed $350,329 and $114,433 of the initial $600,000 in the second quarter and third quarter of 2021, respectively, with the remaining $135,238 funded in the fourth quarter of 2021. The purpose of Norman Berry II Owner LLC is to develop and provide affordable housing in the Atlanta, Georgia metropolitan area.  The Company has determined it is not the primary beneficiary of "Norman Berry" and thus will not consolidate the activities in its consolidated financial statements. The Company will use the equity method to report the activities as an investment in its consolidated financial statements.

On June 24, 2021, the Company's subsidiary, SG DevCorp, entered into an operating agreement with Jacoby Development for a 10% non-dilutable equity interest for JDI-Cumberland Inlet, LLC (“Cumberland”). The Company contributed $3,000,000 for its 10% equity interest. During the three months ended March 31, 2024, the Company contributed an additional $25,000. The purpose of JDI-Cumberland Inlet, LLC is to develop a waterfront parcel in a mixed-use destination community.  The Company has determined it is not the primary beneficiary of JDI-Cumberland Inlet, LLC and thus will not consolidate the activities in its consolidated financial statements. The Company will use the equity method to report the activities as an investment in its consolidated financial statements.

During the three months ended March 31, 2024 and 2023, Norman Berry and Cumberland did not have any material earnings or losses as the investments are in development. In addition, management believes there was no impairment as of March 31, 2024.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2024 and 2023 (Unaudited)

4.	Summary of Significant Accounting Policies (continued)

The approximate combined financial position of the Company’s equity affiliates is summarized below as of March 31, 2024 and December 31, 2023:

Condensed balance sheet information:	March 31, 2024	December 31, 2023
	(Unaudited)	(Unaudited)
Total assets	$39,800,000	$39,800,000
Total liabilities	$9,700,000	$9,700,000
Members’ equity	$30,100,000	$30,100,000

Cash and cash equivalents – The Company considers cash and cash equivalents to include all short-term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less upon acquisition. Cash and cash equivalents totaled $739,787 and $17,448 as of March 31, 2024, and December 31, 2023, respectively.

Short-term investment – The Company classifies investments consisting of a certificate of deposit with a maturity greater than three months but less than one year as short-term investment.  The Company had no short-term investment as of March 31, 2024 or December 31, 2023, respectively.

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

The allowance for credit losses reflects the Company’s best estimate of expected losses inherent in the accounts receivable balances. Management provides an allowance for credit losses based on the Company’s historical losses, specific customer circumstances, and general economic conditions. Periodically, management reviews accounts receivable and adjusts the allowance based on current circumstances and charges off uncollectible receivables when all attempts to collect have been exhausted and the prospects for recovery are remote. Recoveries are recognized when they are received. Actual collection losses may differ from the Company’s estimates and could be material to its consolidated financial position, results of operations, and cash flows.

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

Inventory – Raw construction materials (primarily shipping containers and fabrication materials) are valued at the lower of cost (first-in, first-out method) or net realizable value. Finished goods and work-in-process inventories are valued at the lower of cost or net realizable value, using the specific identification method. Medical equipment and COVID-19 test and testing supplies are valued at the lower of cost, (first-in, first-out method) or net realizable value. As of March 31, 2024 and December 31, 2023, there was inventory of $283,593 and $156,512, respectively, for construction materials.

Goodwill – The Company performs its impairment test of goodwill at the reporting unit level each fiscal year, or more frequently if events or circumstances change that would more likely than not reduce the fair value of its reporting unit below its carrying values. The Company performs a goodwill impairment test by comparing the fair value of the reporting unit with its carrying value and recognizes an impairment charge for the amount by which the carrying value exceeds the fair value, not to exceed the total amount of goodwill. The amount by which the carrying value of the goodwill exceeds its implied fair value, if any, is recognized as an impairment loss. There were no impairments during the three months ended March 31, 2024 or 2023.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2024 and 2023 (Unaudited)

4.	Summary of Significant Accounting Policies (continued)

Intangible assets – Intangible assets consist of $2,766,000 of proprietary knowledge and technology, which is being amortized over 20 years. In addition, included in intangible assets is $68,344 of trademarks, and $238,422 of website costs that are being amortized over 5 years. The Company evaluated intangible assets for impairment during the year ended December 31, 2023 and determined that there was an $1,880,547 impairment loss for the year ended December 31, 2023. The amortization expense for the three months ended March 31, 2024 and 2023 was $3,417 and $46,119, respectively. The accumulated amortization as of March 31, 2024 and December 31, 2023 was $2,921,272 and $2,852,929, respectively. The remaining balance of the Company’ intangible assets is comprised of website cost which are not yet placed in service.

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

Held For Sale Assets – On May 10, 2021, the Company's subsidiary, SG DevCorp, acquired the Lago Vista, Texas property for $3,576,130. Management has implemented a plan to sell this property during 2022, which meets all of the criteria required to classify it as Held for Sale. Including the project development costs associated with Lago Vista of $824,231, the book value is now $4,400,361.

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

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2024 and 2023 (Unaudited)

4.	Summary of Significant Accounting Policies (continued)

The Company uses three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities.
Level 2	Quoted prices for similar assets and liabilities in active markets or inputs that are observable.
Level 3	Inputs that are unobservable (for example, cash flow modeling inputs based on assumptions).

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

Concentrations of credit risk – Financial instruments, that potentially subject the Company to concentration of credit risk, consist principally of cash and cash equivalents. The Company places its cash with high credit quality institutions. At times, such amounts may be in excess of Federal Deposit Insurance Corporation insurance limits. The Company has not experienced any losses in such account and believes that it is not exposed to any significant credit risk on the account.

With respect to receivables, concentrations of credit risk are limited to a few customers in the construction industry. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers other than normal lien rights. At March 31, 2024 and December 31, 2023, 89% and 100%, of the Company’s gross accounts receivable were due from two and three customers, respectively.

Revenue relating to one and one customer represented approximately 87% and 95%, respectively, of the Company's total revenue for the three months ended March 31, 2024 and 2023, respectively.

There were no vendors representing 10% or more of the Company’s total cost of revenue for the three months ended March 31, 2024 and 2023. The Company believes it has access to alternative suppliers, with limited disruption to the business, should circumstances change with its existing suppliers.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2024 and 2023 (Unaudited)

5.	Accounts Receivable

At March 31, 2024 and December 31, 2023, the Company’s accounts receivable consisted of the following:

	2024	2023
Billed:
Construction services	$224,570	$819,887
Total gross receivables	224,570	819,887
Less: allowance for credit losses	(131,388)	(637,134)
Total net receivables	$93,182	$182,753

Receivables are evaluated for collectability and allowances for potential losses are established or maintained on applicable receivables.

6.	Contract Assets and Contract Liabilities

Costs and estimated earnings on uncompleted contracts, which represent contract assets and contract liabilities, consisted of the following at March 31, 2024 and December 31, 2023:

	2024	2023
Costs incurred on uncompleted contracts	$9,190,823	$20,213,733
Provision for loss on uncompleted contracts	—	—
Estimated earnings to date on uncompleted contracts	(573,865)	(968,040)
Gross contract assets	8,616,958	19,245,693
Less: billings to date	(9,096,909)	(20,601,946)
Net contract assets/(liabilities) on uncompleted contracts	$(479,951)	$(1,356,253)

The above amounts are included in the accompanying condensed consolidated balance sheets under the following captions at March 31, 2024 and December 31, 2023.

	2024	2023
Contract assets	$10,745	$10,745
Contract liabilities	(490,696)	(1,366,998)
Net contract liabilities	$(479,951)	$(1,356,253)

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

For the Three Months Ended March 31, 2024 and 2023(Unaudited)

7.	Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation and amortization and depreciated using the straight-line method over their useful lives. At March 31, 2024 and December 31, 2023, the Company’s property, plant and equipment, net consisted of the following:

	2024	2023
Computer equipment and software	$134,328	$102,325
Furniture and other equipment	271,798	271,798
Leasehold improvements	17,280	17,280
Equipment and machinery	943,464	943,464
Automobiles	4,638	4,638
Building held for leases	196,416	196,416
Land	1,190,655	1,190,655
Building	969,188	969,188
Construction in progress	2,397,659	2,397,659
Property, plant and equipment	6,125,426	6,093,423
Less: accumulated depreciation	(553,564)	(511,022)
Property, plant and equipment, net	$5,571,862	$5,582,401

Depreciation expense for the three months ended March 31, 2024 and 2023 amounted to $42,381 and $92,193, respectively.

8.	Notes Receivable

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

In April 2020, CPF GP issued to the Company a promissory note in the principal amount of $250,000 (the “Company Note 2”). The transaction closed on April 15, 2021, on which date the Company loaned CPF GP 2019-1 LLC $250,000. The Company Note 2 was issued pursuant to that certain Loan Agreement and Promissory Note, dated October 3, 2019 (the “Loan Agreement 2”), as amended on October 15, 2019 and November 7, 2019 by and between the CPF GP and the Company, and bears interest at five percent (5%) per annum, payable, together with the unpaid principal amount of the promissory notes, on the earlier of the July 31, 2023 maturity date or upon the liquidation, redemption sale or issuance of a dividend upon the LLC interests in CPF MF 2019-1 LLC, a Texas limited liability company of which CPF GP is the general partner.

During the year ended December 31, 2022, the Galvin Note was assigned to the Company and the principal amount of $100,000 was paid to Mr. Galvin. The Company has a promissory note in the principal amount of $100,000 (the "Company Note 3").

During the year ended December 31, 2023, the Company determined that the above notes were not collectible and recorded bad debts for the outstanding amounts, which resulted in a write off of principal of $750,000 and accrued interest of $129,418 during 2023.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2024 and 2023 (Unaudited)

9.	Notes Payable

On July 14, 2021, SG DevCorp issued a Real Estate Lien Note, in the principal amount of $2,000,000 (the “Short-Term Note”), secured by a Deed of Trust, dated July 14, 2021 (the “Deed of Trust”), on the Company's 50 plus acre Lake Travis project site in Lago Vista, Texas and a related Assignment of Leases and Rents, dated July 8, 2021 (“Assignment of Rents”), for net loan proceeds of approximately  $1,948,234 after fees. The Short-Term Note has a term of one (1) year, provides for payments of interest only at a rate of twelve percent (12%) per annum and may be prepaid without penalty commencing nine (9) months after its issuance date. If the Short-Term Note is prepaid prior to nine (9) months after its issuance date, a 0.5% prepayment penalty is due. On July 14, 2022, the Company entered into a renewal and extension of the Short-Term Note, with a maturity date of January 14, 2023 and all other terms remaining the same.

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

The proceeds of the LV Note were used to pay off the Short-Term Note and Second Short-Term Note. The LV Note requires monthly installments of interest only and bears interest at the prime rate as published in the Wall Street Journal (currently 8.0%) plus five and 50/100 percent (5.5%), currently equaling 13.5%; provided that in no event will the interest rate be less than a floor rate of 13.5%. The LV Peninsula obligations under the LV Note have been guaranteed by SG DevCorp pursuant to a Guaranty, dated March 30, 2023 (the “Guaranty”), and may be prepaid by LV Peninsula at any time without interest or penalty. The Company incurred $406,825 of debt issuance costs and remitted $675,000 in prepaid interest in connection with the LV Note. The LV Note had an original maturity date of April 1, 2024. On April 3, 2024, LV Holding entered into a Modification and Extension Agreement, effective as of April 1, 2024 (the “Extension Agreement”), to extend the maturity date of the LV Note to April 1, 2025. As consideration for the Extension Agreement, LV Holding agreed to pay an extension fee of $50,000. Additionally, the Extension Agreement provides for the LV Note’s interest rate to be increased to a fixed rate of 17.0%.

On October 29, 2021, SG Echo entered into a Loan Agreement (“Loan Agreement”) with the Durant Industrial Authority (the “Authority”) pursuant to which it received $750,000 to be used for renovation improvements related to the Company's second manufacturing facility and issued to the Authority a non-interest bearing Forgivable Promissory Note in the principal amount of $750,000 (the “Forgivable Note”). The Forgivable Note is due on April 29, 2029 and guaranteed by the Company, provided that, if no event of default has occurred under the Forgivable Note or Loan Agreement, one-third (1/3) of the balance of the Forgivable Note will be forgiven on April 29, 2027, one-half (1/2) of the balance of the Forgivable Note will be forgiven on April 29, 2028, and the remainder of the balance of the Forgivable Note will be forgiven on April 29, 2029. The Loan Agreement includes a covenant by SG Echo to employ a minimum of 75 full-time employees in Durant, Oklahoma and pay them no less than 1.5 times the federal minimum wage, and provides SG Echo 24 months to comply with the provision.

In August 2022, SG DevCorp entered into a $148,300 promissory note (“2022 Note”) to purchase property. The 2022 Note bears annual interest at the rate of 9.75%, with interest payments due  monthly until its maturity on September 1, 2023.The 2022 Note is secured by the underlying property. During the year ended December 31, 2023, such note was extended for a period of one year. During March 2024, the note was modified and the principal amount was increased to $200,000.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2024 and 2023 (Unaudited)

9.	Notes Payable (continued)

On February 7, 2023, the Company closed a private placement offering (the “Offering”) of $1,100,000 in principal amount of the Company’s 8% convertible debenture (the “Debenture”) and a warrant (the “Peak Warrant”) to purchase up to 500,000 shares of the Company’s common stock (25,000 shares as adjusted for the May Stock Split), to Peak One Opportunity Fund, L.P. (“Peak One”). Pursuant to a Securities Purchase Agreement, dated February 7, 2023 (the “Purchase Agreement”), the Debenture was sold to Peak One for a purchase price of $1,000,000, representing an original issue discount of ten percent (10%).  During the year ended December 31, 2023, Peak One converted $730,000 of its principal balance into 508,917 shares of common stock of the Company (25,446 shares as adjusted for the May Stock Split). Such conversion was within the terms of the agreement with no gains or losses recognized on the transactions.

In connection with the Offering, the Company paid $15,000 as a non-accountable fee to Peak One to cover its accounting fees, legal fees and other transactional costs incurred in connection with the transactions contemplated by the Purchase Agreement and issued 50,000 shares of its restricted common stock (the “Commitment Shares”) to Peak One Investments, LLC (“Investments”), the general partner of Peak One.

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

Upon the occurrence of certain events of default specified in the Debenture, such as a failure to honor a conversion request, failure to maintain the Company’s listing, the Company’s failure to comply with its obligations under Securities Exchange Act of 1934, as amended (the “Exchange Act”), a breach of the Company’s representations or covenants, or the failure obtain shareholder approval within 60 days after the Exchange Cap (as defined) is reached, as amended, 110% of all amounts owed to holder under the Debenture, together with default interest at 18% per annum if any, shall then become due and payable.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2024 and 2023 (Unaudited)

9.	Notes Payable (continued)

The Peak Warrant expires five years from its date of issuance. The Peak Warrant is exercisable, at the option of the holder, at any time, for up to 500,000 of shares of common stock (25,000 shares as adjusted for the May Stock Split) of the Company at an exercise price equal to $2.25 (the “Exercise Price”) ($45 as adjusted for the May Stock Split), subject to adjustment for any stock splits, stock dividends, recapitalizations and similar events and in the event the Company, at any time while the Peak Warrant is outstanding, issues, sells or grants any option to purchase, or sells or grants any right to reprice, or otherwise disposes of, or issues common stock or other securities convertible into, exercisable for, or otherwise entitle any person the right to acquire, shares of common stock, other than with respect to an Exempt Issuance, at an effective price per share that is lower than the then Exercise Price. In the event of any such anti-dilutive event, the Exercise Price will be reduced at the option of the holder to such lower effective price of the dilutive event, subject to a floor price of $0.40 per share, unless and until the Company obtains shareholder approval for any issuance below such floor price.

The number of shares of the Company’s common stock that may be issued upon conversion of the Debenture and exercise of the Peak Warrant, and inclusive of the Commitment Shares and any shares issuable under and in respect of the Purchase Agreement is subject to an exchange cap (the “Exchange Cap”) of 19.99% of the outstanding number of shares of the Corporation’s common stock on the closing date, 2,760,675 shares (138,034 shares as adjusted for the May Stock Split), unless shareholder approval to exceed the Exchange Cap is approved.

The Company incurred $80,000 in debt issuance costs in connection with the Debenture. In addition, the initial fair value of the Peak Warrant amounted to $278,239 and the fair value of the restricted shares amounted to $76,000, both of which have been recorded as a debt discount and will be amortized over the effective rate method.

On May 16, 2023, SG Building entered into a Cash Advance Agreement (“Cash Advance Agreement”) with Cedar Advance LLC (“Cedar”) pursuant to which SG Building sold to Cedar $710,500 of its future receivables for a purchase price of $500,000. Cedar is expected to withdraw $25,375 a week directly from SG Building, until the $710,500 due to Cedar is paid in full. In the event of a default (as defined in the Cash Advance Agreement), Cedar, among other remedies, can demand payment in full of all amounts remaining due under the Cash Advance Agreement. SG Building’s obligations under the Cash Advance Agreement have been guaranteed by SG Echo.SG Building incurred $25,000 in debt issuance costs in connection with the Cash Advance Agreement. As of March 31, 2024 and December 31, 2023, there was no outstanding balance on this advance.

On September 26, 2023, SG Building and Cedar entered into a second Cash Advance Agreement pursuant to which SG Building sold to Cedar $1,171,500 of its future receivables for a purchase price of $825,000. Cedar is expected to withdraw $41,800 a week directly from SG building, until the $1,171,500 due to Cedar is paid in full. In the event of a default (as defined in the Cash Advance Agreement), Cedar, among other remedies, can demand payment in full of all amounts remaining due under the Cash Advance Agreement. SG Building’s obligations under the Cash Advance Agreement have been guaranteed by SG Echo. As of March 31, 2024 and December 31, 2023, the outstanding balance was $0 and $424,454 on this advance, respectively.

On November 20, 2023, SG Building entered into a third cash advance agreement with Cedar pursuant to which SG Building sold to Cedar $511,200 of its future receivables for a purchase price of $360,000, less underwriting fees and expenses paid, for net funds provided of $342,200. Cedar is expected to withdraw $20,300 a week directly from SG Building’s bank account until the $511,200 due to Cedar under the cash advance agreement is paid. In the event of a default (as defined in the cash advance agreement), Cedar, among other remedies, can demand payment in full of all amounts remaining due under the Cash Advance Agreement. SG Building ’s obligations under the cash advance agreement have been guaranteed by SG Echo. As of March 31, 2024 and December 31, 2023, the outstanding balance was $0 and $302,817 on this advance, respectively.

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

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2024 and 2023 (Unaudited)

9.	Notes Payable (continued)

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

The Factoring Agreement provides that upon acceptance of an account receivable for purchase, SouthStar will pay to SG Echo eighty percent (80%) of the face amount of the account receivable, or such lesser percentage as agreed by the parties. SG Echo will also pay to SouthStar one and 95/100 percent (1.95%) of the face amount of the accounts receivable for the first twenty-five (25) day period after payment for the accounts receivable is transmitted to SouthStar plus one and 25/100 percent (1.25%) for each additional fifteen (15) day period or part thereof, calculated from the date of purchase until payments received by SouthStar in collected funds on the purchased accounts receivable equals the purchase price of the accounts receivable, plus all charges due SouthStar from SG Echo at the time. An additional one and 50/100 percent (1.50%) per fifteen (15) day period will be charged for invoices exceeding sixty (60) days from advance date. The Factoring Agreement provides that SG Echo may require additional funding from SouthStar (an “Overadvance”) and SouthStar may provide the Overadvance in its sole discretion. In the event of an Overadvance, SG Echo will pay SouthStar an amount equal to three and 90/100 percent (3.90%) of the amount of the Overadvance for the first twenty-five (25) day period after the Overadvance is transmitted to SouthStar plus two and 50/100 percent (2.50%) for each additional fifteen (15) day period or part thereof until payments received by SouthStar in collected funds equals the amount of the Overadvance, plus all charges due SouthStar from SG Echo at the time.

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

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2024 and 2023 (Unaudited)

9.	Notes Payable (continued)

Pursuant to a Secured Continuing Corporate Guaranty, dated June 8, 2023 (the “Corporate Guaranty”), the Company has guaranteed SG Echo’s obligations to SouthStar under the Secured Note and Factoring Agreement.

Pursuant to a Cross-Default and Cross Collateralization Agreement (the “Cross Default Agreement”), effective June 8, 2023, among SouthStar, SG Echo and the Company, SG Echo’s obligations under the Secured Note and Factoring Agreement are cross-defaulted and cross-collateralized such that any event of default under the Secured Note shall constitute an event of default under the Factoring Agreement at SouthStar’s election (and vice versa, any event of default under the Factoring Agreement shall constitute an event of default under the Secured Note at SouthStar’s election) and any collateral pledged to secure SG Echo’s obligations under the Secured Note shall also secure SG Echo’s obligations under the Factoring Agreement (and vice versa).

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

On December 14, 2023, the Company entered into a promissory note with Paul Galvin, the Company’s Chairman and CEO, for $75,000 (“Galvin Note Payable”). The note shall not accrue interest, and the entire unpaid principal balance is due December 14, 2024. During the three months ended March 31, 2024 the Company entered into an additional promissory note with Mr. Galvin in the amount of $10,000. The note shall not accrue interest, and the entire unpaid principal balance is due December 14, 2024.

On January 5, 2024, SG Building Blocks and SG Echo (together with SG Building Blocks, the “Merchants”) entered into a Cash Advance Agreement (“January Cash Advance Agreement”) with Maison Capital Group (“Maison”) pursuant to which the Merchants sold to Maison $300,000 of their future receivables for a purchase price of $200,000, less underwriting fees and expenses paid, for net funds provided of $190,000.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2024 and 2023 (Unaudited)

9.	Notes Payable (continued)

Pursuant to the January Cash Advance Agreement, Maison is expected to withdraw $12,500 a week directly from the Merchants’ bank account until the $300,000 due to Maison under the January Cash Advance Agreement is paid. In the event of a default (as defined in the January Cash Advance Agreement), Maison, among other remedies, can demand payment in full of all amounts remaining due under the January Cash Advance Agreement. The Merchants’ obligations under the January Cash Advance Agreement are secured by a security interest in all accounts, including without limitation, all deposit accounts, accounts-receivable, and other receivables, chattel paper, documents, equipment, general intangibles, instruments, and inventory, as those terms are defined by Article 9 of the Uniform Commercial Code, now or hereafter owned or acquired by any of them. In addition, SG Building Blocks’ obligations under the January Cash Advance Agreement have been guaranteed by SG Echo, and SG Echo’s obligations under the January Cash Advance Agreement have been guaranteed by SG Building Blocks. The amounts outstanding under the January Cash Advance Agreement may be prepaid by the Merchants at any time without penalty.

On January 11, 2024, the Company entered into a Securities Purchase Agreement (the “January Purchase Agreement”) with Peak One, pursuant to which the Company agreed to issue, in a private placement offering (the “January Offering”), upon the satisfaction of certain conditions specified in the January Purchase Agreement, two debentures to Peak One in the aggregate principal amount of $1,300,000.

The closing of the first tranche was consummated on January 12, 2024 and the Company issued an 8% convertible debenture in the principal amount of Six Hundred Fifty Thousand Dollars ($650,000) (the “Holdings Debenture”) to Peak One and a warrant (the “Warrant”) to purchase up to Three Hundred Seventy-Five Thousand (375,000) shares of the Company’s common stock (18,750 as adjusted for the May Stock Split), par value $0.01 per share (the “common stock”) to Peak One’s designee, as described in the Purchase Agreement. The Holdings Debenture was sold to Peak One for a purchase price of $585,000, representing an original issue discount of ten percent (10%). In connection with the January Offering, the Company paid $17,500 as a non-accountable fee to Peak One to cover its accounting fees, legal fees and other transactional costs incurred in connection with the transactions contemplated by the Purchase Agreement and issued to Peak One and its designee an aggregate of 300,000 shares of its restricted common stock (the “Commitment Shares”) (15,000 as adjusted for the May Stock Split) as provided in the January Purchase Agreement.

The Holdings Debenture matures twelve months from its date of issuance and bears interest at a rate of 8% per annum payable on the maturity date. The Debenture is convertible, at the option of the holder, at any time, into such number of shares of common stock of the Company equal to the principal amount of the Holdings Debenture, plus all accrued and unpaid interest, at a conversion price equal to $0.46 (the “Conversion Price”) ($9.20 as adjusted for the May Stock Split), subject to adjustment for any stock splits, stock dividends, recapitalizations and similar events, as well as anti-dilution price protection provisions that are subject to a floor price as set forth in the Holdings Debenture.

The Holdings Debenture is redeemable by the Company at a redemption price equal to 110% of the sum of the principal amount to be redeemed plus accrued interest, if any. While the Holdings Debenture is outstanding, if the Company receives cash proceeds of more than $1,500,000.00 (the “Minimum Threshold”) in the aggregate from any source or series of related or unrelated sources, the Company shall, within two (2) business days of the Company’s receipt of such proceeds, inform Peak One of such receipt, following which Peak One shall have the right, in its sole discretion, to require the Company to immediately apply up to 50% of all proceeds received by the Company (from any source except with respect to proceeds from the issuance of equity or debt to officers and directors of the Company) after the Minimum Threshold is reached to repay the outstanding amounts owed under the Debenture. During the three months ended March 31, 2024, Peak One converted $300,000 of its principal balance into 57,627 shares of common stock of the Company. Such conversion was within the terms of the agreement with no gains or losses recognized on the transactions.

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

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2024 and 2023 (Unaudited)

9.	Notes Payable (continued)

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

On February 15, 2024, SG DevCo, entered into an amendment (the “Amendment”) to the Securities Purchase Agreement, dated November 30, 2023 (the “Purchase Agreement”) with Peak One pursuant to which SG DevCo agreed to issue, in a private placement offering (the “Offering”) upon the satisfaction of certain conditions specified in the Purchase Agreement, two Debentures to Peak One in the aggregate principal amount of $1,200,000. The closing of the first tranche was consummated on November 30, 2023.

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

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2024 and 2023 (Unaudited)

9.	Notes Payable (continued)

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

Maxim acted as placement agent in connection with the Offering. In connection with the closing of the second tranche, SG DevCo paid a placement fee of $13,500 to Maxim. Assuming the third tranche is closed, a placement fee in an amount equal to $13,500 will be payable by SG DevCo to Maxim upon closing of the third tranche.

On February 23, 2024, the Merchants entered into a Cash Advance Agreement (“February Cash Advance Agreement”) with Bridgecap Advance LLC (“Bridgecap”) pursuant to which the Merchants sold to Bridgecap $224,850 of their future receivables for a purchase price of $150,000, less underwriting fees and expenses paid, for net funds provided of $135,000.

Pursuant to the February Cash Advance Agreement, Bridgecap is expected to withdraw $2,248.50 a day directly from the Merchants’ bank account until the $224,850 due to Bridgecap under the February Cash Advance Agreement is paid. In the event of a default (as defined in the February Cash Advance Agreement), Bridgecap, among other remedies (including penalties and fees) can demand payment in full of all amounts remaining due under the February Cash Advance Agreement. The Merchants’ obligations under the February Cash Advance Agreement are secured by a security interest in all accounts, including without limitation, all deposit accounts, accounts-receivable, other receivables, and proceeds therefrom, as those terms are defined by Article 9 of the Uniform Commercial Code, now or hereafter owned or acquired by any of them. The amounts outstanding under the February Cash Advance Agreement may be prepaid by the Merchants at any time without penalty.

On March 1, 2024, SG DevCorp entered into a credit agreement with the Bryan Leighton Revocable Trust Dated December 13th, 2023 (the “Lender”) pursuant to which the Lender agreed to provide SG DevCorp with a line of credit facility (the “Line of Credit”) up to the maximum amount of $250,000 from which SG DevCorp may draw down, at any time and from time to time, during the term of the Line of Credit. The “Maturity Date “of the Line of Credit is September 1, 2024. At any time prior to the Maturity Date, upon mutual written consent of the Company and the Lender, the Maturity Date may be extended for up to an additional six-month period. The advanced and unpaid principal of the Line of Credit from time to time outstanding will bear interest at a fixed rate per annum equal to 12.0% (the “Fixed Rate”). On the first day of each month, SG DevCorp will pay to the Lender interest, in arrears, on the aggregate outstanding principal indebtedness of the Line of Credit at the Fixed Rate. The entire principal indebtedness of the Line of Credit and any accrued interest thereon will be due and payable on the Maturity Date. In consideration for the extension of the Line of Credit, SG DevCorp issued 154,320 shares of SG DevCorp restricted common stock to Lender. The fair value of the shares issued to Lender amounted to $125,000 and has been recorded as a debt discount and will be amortized over the effective rate method. During the three months ended March 31, 2024, SG DevCorp drew down $100,000 from the Line of Credit.

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

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2024 and 2023 (Unaudited)

9.	Notes Payable (continued)

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

As of March 31, 2024 and December 31, 2023, long term notes payable consisted of the following:

	2024	2023
LV Note	$5,000,000	$5,000,000
Loan Agreement	750,000	750,000
2022 Note	200,000	148,300
Debenture	123,600	123,600
Cash Advance Agreement	1,137,726	727,271
Secured Note	1,750,000	1,750,000
Overadvance	790,546	790,546
BCV Loan Agreement	1,750,000	1,750,000
Peak One	-	700,000
Second Debenture	250,000	-
Third Debenture	250,000	-
Leighton Line of Credit	100,000	-
Holdings Debenture	350,000	-
1800 Diagonal Note	149,500	-
January Cash Advance Agreement	175,000	-
February Cash Advance Agreement	60,060	-
Galvin Note Payable	75,000	75,000
	12,921,432	11,814,717
Less: Debt discount and debt issuance costs	(1,217,161)	(895,222)
	11,704,271	10,919,495
Less: current maturities	(9,249,341)	(8,472,080)
	$2,454,930	$2,447,415

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2024 and 2023 (Unaudited)
10.	Business Combination

On February 7, 2024, SG DevCorp entered into a Membership Interest Purchase Agreement (“MIPA”) to acquire Majestic World Holdings LLC (“Majestic”). The aggregate consideration payable by SG DevCorp for the outstanding membership interests (the “Membership Interests’) of Majestic consists of 500,000 shares of SG DevCorp restricted stock (the “Stock Consideration”) and $500,000 in cash (the “Cash Consideration”). The MIPA and a related side letter provide that the aggregate purchase price be paid as follows: (i) the Stock Consideration was issued at the closing (the “Closing”) on February 7, 2024; and (ii) 100% of the Cash Consideration will be paid in five equal installments of $100,000 each on the first day of each of the five quarterly periods following the Closing. In addition, pursuant to a profit sharing agreement entered into as of February 7, 2024 (the “Profit Sharing Agreement”), SG DevCorp agreed to pay the former members of Majestic a 50% share of the net profits for a period of five years that are directly derived from the technology and intellectual property utilized in the real estate focused software as a service offered and operated by Majestic and its subsidiaries. In accordance with ASC 805, the Majestic acquisition is accounted for as a business combination. The Majestic acquisition was made for the purpose of expanding SG DevCorp’s footprint into technology space.

The purchase consideration amounted to:

Cash	$500,000
Contingent consideration payable	945,000
Equity consideration	435,000
$1,880,000

As part of the Majestic acquisition, the Company recorded a contingent consideration liability for additional payments pursuant to the Profit Sharing Agreement. The initial contingent consideration liability of $945,000 was based on the fair value of the contingent consideration liability at the acquisition date, and is payable in cash.

The following table summarizes the preliminary allocation of the purchase price to the assets acquired and liabilities assumed for the Majestic Acquisition:

Cash and cash equivalents	$1,082
Intangible assets	100,468
Goodwill	1,810,787
Accounts payable and accrued expenses	(32,337)
$1,880,000

As of March 31, 2024, the Company has not completed its measurement period with respect to the Majestic acquisition. The amounts above represent provisional amounts recorded at this time and are subject to adjustments once the measurement period has ended.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2024 and 2023 (Unaudited)

10.	Business Combination (continued)

Below is a proforma condensed consolidated statement of operations for the three months ended March 31, 2024, as if the Company purchased Majestic as of January 1, 2024. A proforma condensed consolidated statement of operations for the three months ended March 31, 2023, is not presented because during that period there was no activity in Majestic.

For the Three Months Ended March 31, 2024
(Unaudited)
Revenue:
Sales	$121,808
Total	121,808

Operating expenses:
Payroll and related expenses	$2,016,087
General and administrative expenses	587,488
Marketing and business development expense	69,150
Total	2,672,725
Operating loss	(2,550,917)
Other expense:
Interest Expense	(565,996)
Other Income	—

Net loss	$(3,116,913)

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2024 and 2023 (Unaudited)

11.	Leases

The Company leases an office, a manufacturing plant and certain equipment under non-cancellable operating lease agreements. The leases have remaining lease terms ranging from one year to ten years.

Supplemental balance sheet information related to leases is as follows:

Balance Sheet Location		March 31, 2024
Operating Leases
Right-of-use assets, net		$500,396

Current liabilities	Lease liability, current maturities	65,753
Non-current liabilities	Lease liability, net of current maturities	408,894
Total operating lease liabilities		$474,647

Finance Leases
Right-of-use assets		$1,330,403

Current liabilities	Lease liability, current maturities	586,555
Non-current liabilities	Lease liability, net of current maturities	66,655
Total finance lease liabilities		$653,210

Weighted Average Remaining Lease Term
Operating leases		1.75 years
Finance leases		0.75 years
Weighted Average Discount Rate
Operating leases		3%
Finance leases		3%

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

Anticipated future lease costs, which are based in part on certain assumptions to approximate minimum annual rental commitments under non-cancellable leases, are as follows:

Year Ending December 31:	Operating	Financing	Total
2024 (remaining)	$243,000	$601,402	$844,402
2025	243,000	66,822	309,822
Total lease payments	486,000	668,224	1,154,224
Less: Imputed interest	11,353	15,014	26,367
Present value of lease liabilities	$474,647	$653,210	$1,127,857
28

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2024 and 2023 (Unaudited)

12.	Net Income (Loss) Per Share

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

At March 31, 2024, there were options and warrants of 1,822 and 239,321, respectively, outstanding that could potentially dilute future net income per share. Because the Company had a net loss as of March 31, 2024, it is prohibited from including potential common shares in the computation of diluted per share amounts. Accordingly, the Company has used the same number of shares outstanding to calculate both the basic and diluted loss per share. At March 31, 2023, there were restricted stock units, options and warrants of 59,547, 1,822 and 126,251, respectively, outstanding that could potentially dilute future net income per share.

13.	Construction Backlog

The following represents the backlog of signed construction and engineering contracts in existence at March 31, 2024 and December 31, 2023, which represents the amount of revenue the Company expects to realize from work to be performed on uncompleted contracts in progress and from contractual agreements in effect at March 31, 2024 and December 31, 2023, respectively, on which work has not yet begun:

	2024	2023
Balance - beginning of period	$1,902,332	$6,810,762
New contracts and change orders during the period	—	11,614,650
Adjustments and cancellations, net	(61,655)	—
Subtotal	1,840,677	18,425,412
Less: contract revenue earned during the period	(876,302)	(16,523,080)
Balance - end of period	$964,375	$1,902,332

The Company’s remaining backlog as of March 31, 2024 represents the remaining transaction price of firm contracts for which work has not been performed and excludes unexercised contract options.

The Company expects to satisfy its backlog which represents the remaining unsatisfied performance obligation on contracts as of March 31, 2024 over the following period:

2024
Within 1 year	$964,375
1 to 2 years	—
Total Backlog	$964,375

Although backlog reflects business that is considered to be firm, cancellations, deferrals or scope adjustments may occur. Backlog is adjusted to reflect any known project cancellations, revisions to project scope and cost and project deferrals, as appropriate.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2024 and 2023(Unaudited)

14.	Stockholders’ Equity

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

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2024 and 2023 (Unaudited)

14.	Stockholders’ Equity (continued)

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

Issuance of common stock and warrants for debt issuance – During the three months ended March 31, 2023, the Company issued 15,000 shares of common stock and warrants for issuances of debt. The value of the shares and warrants amounted to $251,361.

Restricted Stock Units – During the three months ended March 31, 2023, the Company issued 38,934 shares of common stock with a value of $179,029 for vested restricted stock units.

Conversion – During the three months ended March 31, 2024, Peak One converted $300,000 of its principal balance into 57,627 shares of common stock of the Company. Such conversion was within the terms of the agreement with no gains or losses recognized on the transactions.

Warrant exercise – During the three months ended March 31, 2024, 11,389 shares of common stock were issued resulting from cashless warrant exercises.

Noncontrolling interest – During the three months ended March 31, 2024 SG DevCorp recorded $3,729,806 of additional equity transactions which related to transactions in its own stock from debt issuances to third parties.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2024 and 2023 (Unaudited)

14.	Stockholders’ Equity (continued)

Inducement - On March 8, 2024, the Company entered into a warrant inducement agreement (the “Inducement Agreement”) with a certain holder (the “Holder”) of warrants to purchase shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”), issued in a private placement offering that closed on October 27, 2021 (the “Existing Warrants”). Pursuant to the Inducement Agreement, the Holder of the Existing Warrants agreed to exercise for cash the Existing Warrants to purchase up to 1,898,630 shares of common stock (94,932 as adjusted for the May Stock Split), at an exercise price of $ 0.2603 per share ($5.206 as adjusted for the May Stock Split). The Company recognized common stock deemed dividends in the amount of $670,881 which resulted from the excess initial fair value of the New Warrants Shares issued described below. In addition, the Company incurred $454,867 of equity related costs which have been netted with the net proceeds from the July 2022 Offering. The Company received aggregate gross proceeds of approximately $494,213, before deducting placement agent fees and other expenses payable by the Company.

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

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2024 and 2023 (Unaudited)

15.	Segments and Disaggregated Revenue

	Construction	Medical	Development	Corporate and support	Consolidated
Three Months Ended March 31, 2024
Revenue	$968,115	$—	$49,816	$—	$1,017,931
Cost of revenue	644,983	—	—	—	644,983
Operating expenses	533	35,884	2,551,492	1,817,498	4,405,407
Operating loss	322,599	(35,884)	(2,501,676)	(1,817,498)	(4,032,459)
Other income (expense)	(49,953)	—	(565,995)	(608,621)	(1,224,569)
Income (loss) before income taxes	272,646	(35,884)	(3,067,671)	(2,426,119)	(5,257,028)
Common stock deemed dividend	—	—	—	(670,881)	(670,881)
Net income attributable to non-controlling interest	—	—	1,257,745	—	1,257,745
Net income (loss) attributable to common stockholders of Safe & Green Holdings Corp.	$272,646	$(35,884)	$(1,809,926)	$(3,097,000)	$(4,670,164)

Total assets	$5,415,394	$51,481	$11,810,852	$2,677,367	$19,955,094
Depreciation and amortization	$74,707	$—	$—	$1,680	$76,387
Capital expenditures	$—	$—	$31,841	$—	$31,841

	Construction	Medical	Development	Corporate and support	Consolidated
Three Months Ended March 31, 2023
Revenue	$5,503,935	$—	$—	$—	$5,503,935
Cost of revenue	5,573,407	—	—	—	5,573,407
Operating expenses	118,560	897	720,913	2,350,227	3,190,597
Operating income (loss)	(188,032)	(897)	(720,913)	(2,350,227)	(3,260,069)
Other income (expense)	18,564	—	(287,297)	9,362	(259,371)
Income (loss) before income taxes	(169,468)	(897)	(1,008,210)	(2,340,865)	(3,519,440)
Net income attributable to non-controlling interest	—	—	—	—	—
Net income (loss) attributable to common stockholders of Safe & Green Holdings Corp.	$(169,468)	$(897)	$(1,008,210)	$(2,340,865)	$(3,519,440)

Total assets	$10,458,066	$4,581	$11,369,614	$6,608,514	$28,440,775
Depreciation and amortization	$148,508	$—	$—	$—	$148,508
Capital expenditures	$531,083	$—	$—	$—	$531,083
Inter-segment revenue elimination	$—	$—	$—	$—	$—

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2024 and 2023 (Unaudited)

16.	Warrants

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

In conjunction with the Purchase Agreement in October 2021, the Company also issued Series A warrants to purchase up to 1,898,630 shares of Common Stock (94,932 shares as adjusted for the May Stock Split), in a concurrent private placement. The warrants are have an exercise price of $4.80 per share, ($96.00 as adjusted for the May Stock Split), exercisable at the option of the holder on or after October 26, 2021 and will expire five years from the date of issuance. These warrants were exercised in connection with the Inducement Agreement during the three months ended March 31, 2024.

In conjunction with the issuance of the Debenture in February 2023, the Company issued the Peak Warrant to purchase 500,000 shares of common stock (25,000 shares as adjusted for the May Stock Split),.The Peak Warrant expires five years from its date of issuance. The Peak Warrant is exercisable, at the option of the holder, at any time, for up to 500,000 of shares of common stock (25,000 shares as adjusted for the May Stock Split), of the Company at an exercise price equal to $2.25 (the “Exercise Price”) ($45.00 as adjusted for the May Stock Split), subject to adjustment for any stock splits, stock dividends, recapitalizations and similar events and in the event the Company, at any time while the Peak Warrant is outstanding, issues, sells or grants any option to purchase, or sells or grants any right to reprice, or otherwise disposes of, or issues common stock or other securities convertible into, exercisable for, or otherwise entitle any person the right to acquire, shares of common stock, other than with respect to an Exempt Issuance, at an effective price per share that is lower than the then Exercise Price. In the event of any such anti-dilutive event, the Exercise Price will be reduced at the option of the holder to such lower effective price of the dilutive event, subject to a floor price of $0.40 per share ($8.00 as adjusted for the May Stock Split),, unless and until the Company obtains shareholder approval for any issuance below such floor price. The initial fair value of the Peak Warrant amounted to $278,239 and was recorded, in combination with common stock issued above, as a debt discount of $354,329 at the time of issuance of the Debenture.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2024 and 2023 (Unaudited)

16.	Warrants (continued)

In connection with the issuance of the Holdings Debenture in January 2024, the Company issued the warrant (the “Warrant”) to purchase up to Three Hundred Seventy-Five Thousand (375,000) shares of the Company’s common stock (18,750 as adjusted for the May Stock Split), par value $0.01 per share (the “common stock”) to Peak One’s designee, as described in the Purchase Agreement. The Warrant expires five years from its date of issuance. The Warrant is exercisable, at the option of the holder, at any time, for up to 375,000 of shares of common stock (18,750 as adjusted for the May Stock Split) of the Company at an exercise price equal to $0.53 (the “Exercise Price”) ($10.60 as adjusted for the May Stock Split), subject to adjustment for any stock splits, stock dividends, recapitalizations and similar events, as well as anti-dilution price protection provisions that are subject to a floor price as set forth in the Warrant. The Warrant provides for cashless exercise under certain circumstances. The initial fair value of the Warrant amounted to $109,161 and was recorded, in combination with common stock issued above, as a debt discount of $251,361 at the time of issuance of the Debenture.

Warrant activity for the three months ended March 31, 2024 are summarized as follows:

Warrants	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding and exercisable - January 1, 2024	125,856	$93.60	2.75	-
Granted	208,613	5.69		-
Expired	—
Exercised	(108,635)
Outstanding and exercisable - December 31, 2024	225,834	$14.41	2.25	$-

The fair value of warrants granted during the three months ended March 31, 2024 were valued using a Black-Scholes Value model, with the following assumptions

Risk-free interest rate	3.90%
Contractual term	5 years
Dividend yield	0%
Expected volatility	98%

17.	Share-based Compensation

On October 26, 2016, the Company’s Board of Directors approved the issuance of up to 25,000 shares of the Company’s common stock (1,250 shares as adjusted for the May Stock Split), in the form of restricted stock or options (“2016 Stock Plan”). Effective January 20, 2017, the 2016 Stock Plan was amended and restated as the SG Blocks, Inc. Stock Incentive Plan, as further amended effective June 1, 2018 and as further amended on July 30, 2020 and as further amended on August 18, 2021, (the “Incentive Plan”). The Incentive Plan authorizes the issuance of up to 3,625,000 shares of common stock (181,250 shares as adjusted for the May Stock Split). It authorizes the issuance of equity-based awards in the form of stock options, stock appreciation rights, restricted shares, restricted share units, other share-based awards and cash-based awards to non-employee directors and to officers, employees and consultants of the Company and its subsidiary, except that incentive stock options may only be granted to the Company’s employees and its subsidiary’s employees. During December 2023, the Incentive Plan was amended to increase the available shares by 5,000,000. The Incentive Plan expires on October 26, 2026, and is administered by the Company’s Compensation Committee of the Board of Directors. Each of the Company’s employees, directors, and consultants are eligible to participate in the Incentive Plan. As of March 31, 2024, there were 4,892,146 shares of common stock available for issuance under the Incentive Plan.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2024 and 2023 (Unaudited)

17.	Share-based Compensation (continued)

Stock-Based Compensation Expense

Stock-based compensation expense is included in the condensed consolidated statements of operations as follows:

	Three Months Ended March 31,
	2024	2023
Payroll and related expenses	$179,029	$656,369
Total	$179,029	$656,369

The following table presents total stock-based compensation expense by security type included in the condensed consolidated statements of operations:

	Three Months Ended March 31,
	2024	2023
Stock options	$—	$—
Restricted Stock Units	$179,029	$656,369
Total	$179,029	$656,369

Stock-Based Option Awards

The Company has issued no stock-based options during the three months ended March 31, 2024 or 2023.

Because the Company does not have significant historical data on employee exercise behavior, the Company uses the “Simplified Method” to calculate the expected life of the stock-based option awards granted to employees. The simplified method is calculated by averaging the vesting period and contractual term of the options.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2024 and 2023 (Unaudited)

17.	Share-based Compensation (continued)

The following table summarizes stock-based option activities and changes during the three months ended March 31, 2024 as described below:

	Shares	Weighted Average Fair Value Per Share	Weighted Average Exercise Price Per Share	Weighted Average Remaining Terms (in years)	Aggregate Intrinsic Value
Outstanding – December 31, 2023	1,822	496.00	1,574.20	—	—
Granted	—	—	—	—	—
Exercised	—	—	—	—	—
Cancelled	—	—	—	—	—
Outstanding – March 31, 2024	1,822	496.00	1,574.20	—	—
Exercisable – December 31, 2023	1,822	—	—	—	—
Exercisable – March 31, 2024	—	—	—	—	—

Restricted Stock Units

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

On April 4, 2023, a total of 268,166 of restricted stock units (13,408 as adjusted for the May Stock Split) were granted to five of the Company's non-employee directors, under the Company's stock-based compensation plan, at the fair value of $1.01 ($20.20 as adjusted for the May Stock Split) per share, which represents the closing price of the Company's common stock on April 4, 2023. The restricted stock units granted vest in equal quarterly installments over a two-year period

During the three months ended March 31, 2024, a total of 44,147, 15,000, and 10,000 of restricted stock units were granted to Mr. Galvin, Ms. Kaelin and an employee of the Company, respectively, under the Company’s stock-based compensation plan at a fair value of $2.27 per share, which represents the closing price of the Company’s common stock at the grant date. The restricted stock units granted vest immediately.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2024 and 2023 (Unaudited)

17.	Share-based Compensation (continued)

For the three months ended March 31, 2024 and 2023, the Company recognized stock-based compensation of $179,029 and $656,369 related to restricted stock units. This expense is included in the payroll and related expenses, general and administrative expenses, and marketing and business development expense in the accompanying condensed consolidated statement of operations. As of March 31, 2024, there was no unrecognized compensation costs related to non-vested restricted stock units.

The following table summarized restricted stock unit activities during the three months ended March 31, 2024:

Number of Shares
Non-vested balance at January 1, 2024	—
Granted	69,147
Vested	(69,147)
Forfeited/Expired	—
Non-vested balance at March 31, 2024	—

18.	Commitments and Contingencies

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

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2024 and 2023 (Unaudited)

18.	Commitments and Contingencies (continued)

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

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2024 and 2023 (Unaudited)

18.	Commitments and Contingencies (continued)

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

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2024 and 2023 (Unaudited)

18.	Commitments and Contingencies (continued)

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

 Other Litigation

1.) SG Blocks, Inc. v . Osang Healthcare Company, Ltd.,

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

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2024 and 2023 (Unaudited)

18.	Commitments and Contingencies (continued)

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

A status conference was held on November 16, 2022 at which time the Court entered a scheduling order for the conducting of discovery. Discovery is ongoing. A settlement conference was held by the Court on March 14, 2023, of which the Company was granted $450,000.

2.) John Williams Shaw and Leo Patrick Shaw

On March 15, 2023, a complaint was filed against John Williams Shaw and Leo Patrick Shaw (the “Defendants”) in the United States District Court of the Southern District of New York seeking damaged to recover short swing profits from the Defendants pursuant to Section 16(b) of the Exchange Act. On September 26, 2023, the matter was settled and on, October 3, 2023, a Stipulation and Order of Dismissal with Prejudice was filed and so-ordered by the assigned judge.

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

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2024 and 2023 (Unaudited)

19.	Related Party Transactions

As disclosed in Note 8, on January 21, 2020, CPF GP issued the Company Note and issued to Paul Galvin, the Company’s Chairman and CEO, the Galvin Note. The transaction closed on January 22, 2019, on which date the Company loaned CPF GP 2019-1 LLC $400,000 and Mr. Galvin personally loaned CPF GP $100,000 on behalf of the Company.

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

As disclosed previously on December 14, 2023, the Company and Mr. Galvin entered into the Galvin Note Payable and an additional note payable during the three months ended March 31, 2024.

20.	Subsequent Events

The Company has evaluated all events or transactions that occurred after March 31,2024 through May 17, 2024, which is the date that the condensed financial statements were available to be issued. During this period, there were no material subsequent events requiring recognition or disclosure besides below.

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

On April 19, 2024, the Company received a delinquency letter (the “Notice”) from the Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that it is not in compliance with the continued listing requirements set forth in Nasdaq Listing Rule 5250(c)(1) (the “Rule”), which requires timely filing of periodic reports with the Securities and Exchange Commission (the “SEC”) for continued listing. Nasdaq rules require public announcement to disclose the Company’s receipt of the Notice within four business days of receipt. On May 7, 2024, we received a letter from Nasdaq stating that we now comply with the Rule.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2024 and 2023 (Unaudited)

20.	Subsequent Events (continued)

As of April 25, 2024, SG DevCorp entered into an amendment to the agreement of sale with Pigmental, LLC, a Delaware limited liability company (“Pigmental Studios”), to sell approximately the St. Mary’s Site. Pursuant to the original agreement of sale, the Company was to sell the St. Mary’s Site to Pigmental Studios for $1.35 million, payable $900,000 in cash and $450,000 by the issuance of a promissory note SG DevCorp, with the closing to occur no later than April 30, 2024. The amendment to the agreement of sale extends the closing date and amends the purchase price contingent upon the closing date selected by Pigmental Studios as follows:

● If Pigmental Studios closes by April 30, 2024, the total purchase price will be $1,290,000. The payment breakdown for the purchase price will be as follows: $899,000 in cash and $390,000 by the issuance of a promissory note to the SG DevCorp.

● If Pigmental Studios closes by May 15, 2024, the total purchase price will be $1,310,000. The payment breakdown for the purchase price will be as follows: $899,000 in cash and $410,000 by the issuance of a promissory note to SG DevCorp.

● If Pigmental Studios closes by May 30, 2024, the total purchase price will be $1,375,000. The payment breakdown for the purchase price will be as follows: $899,000 in cash and $475,000 by the issuance of a promissory note to SG DevCorp.

On April 25, 2024, SG DevCorp entered into a Commercial Contract (the “Contract of Sale”) with Lithe Development Inc., a Texas corporation (“Lithe”), to sell SG DevCorp’s Lago Vista site to Lithe for $5.825 million. The Contract of Sale provides that the closing of the sale by SG DevCorp to Lithe of the Lago Vista site is expected to occur after a 70-day due diligence period and a subsequent 30-day closing period.

On April 29, 2024, SG DevCorp entered into a Securities Purchase Agreement, dated April 29, 2024 (the “April 2024 Purchase Agreement”) with Peak One, pursuant to which SG DevCorp agreed to issue, in a private placement offering upon the satisfaction of certain conditions specified in the April 2024 Purchase Agreement, three Debentures to Peak One in the aggregate principal amount of $1,200,000. At the closing of the first tranche was consummated on April 29, 2024 and SG DevCorp issued an 8% convertible debenture in principal amount of $350,000(the “First 2024 Debenture”) to Peak One and a warrant (the “First 2024 Warrant”) to purchase up to 262,500 shares of SG DevCorp’s common stock, to Peak One’s designee as described in the Purchase Agreement. The First 2024 Debenture was sold to Peak One for a purchase price of $315,000, representing an original issue discount of ten percent (10%). In connection with the closing of the first tranche, SG DevCorp paid $10,000 as a non-accountable fee to Peak One to cover its accounting fees, legal fees and other transactional costs and issued to Peak One and its designee an aggregate total of 80,000 shares of its restricted common stock as commitment shares.

The First 2024 Debenture matures twelve months from its date of issuance and bears interest at a rate of 8% per annum payable on the maturity date. The First 2024 Debenture is convertible, at the option of the holder, at any time, into such number of shares of common stock of SG DevCorp equal to the principal amount of the First 2024 Debenture plus all accrued and unpaid interest at a conversion price equal to $0.70, subject to adjustment for any stock splits, stock dividends, recapitalizations and similar events, as well as anti-dilution price protection provisions that are subject to a floor price of $0.165.

The First 2024 Debenture is redeemable by SG DevCorp at a redemption price equal to 110% of the sum of the principal amount to be redeemed plus accrued interest, if any. While the First 2024 First Debenture contains customary events of default. If an event of default occurs, until it is cured, Peak One may increase the interest rate applicable to the First 2024 Debenture to the lesser of eighteen percent (18%) per annum and the maximum interest rate allowable under applicable law and accelerate the full indebtedness under the First 2024 Debenture, in an amount equal to 110% of the outstanding principal amount and accrued and unpaid interest. Subject to limited exceptions set forth in the First 2024 Debenture, the First 2024 Debenture prohibits the Company from entering into a Variable Rate Transaction (as defined in the First 2024 Debenture) or incurring any new indebtedness that is senior to the First 2024 Debenture or secured by the assets of the Company until the First 2024 Debenture is paid in full.

The First 2024 Warrant expires five years from its date of issuance. The First 2024 Warrant is exercisable, at the option of the holder, at any time, for up to 262,500 of shares of common stock of SG DevCorp at an exercise price equal to $0.76, subject to adjustment for any stock splits, stock dividends, recapitalizations, and similar events, as well as anti-dilution price protection provisions that are subject to a floor price of $0.165. The First 2024 Warrant provides for cashless exercise under certain circumstances.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2024 and 2023 (Unaudited)

20.	Subsequent Events (continued)

Under the April 2024 Purchase Agreement, a closing of the second tranche may occur subject to the mutual written agreement of Peak One and SG DevCorp and satisfaction of the closing conditions set forth in the Purchase Agreement at any time after June 28, 2024, upon which the Company would issue and sell to Peak One on the same terms and conditions a second 8% convertible debenture in the principal amount of $350,000 and issue to Peak One’s designee on the same terms and conditions a second warrant to purchase up to 262,500 shares of SG DevCorp’s common stock. The second debenture would be sold to Peak One for a purchase price of $315,000, representing an original issue discount of ten percent (10%). In connection with the closing of the second tranche, the Company will pay $10,000 as a non-accountable fee to Peak One to cover its accounting fees, legal fees and other transactional costs and will issue to Peak One and its designee an aggregate total of 80,000 shares as commitment shares.

Under the April 2024 Purchase Agreement, a closing of the third tranche may occur subject to the mutual written agreement of Peak One and SG DevCorp and satisfaction of the closing conditions set forth in the Purchase Agreement at any time after 60 days after the closing of the second tranche, upon which SG DevCorp would issue and sell to Peak One on the same terms and conditions a third 8% convertible debenture in the principal amount of $500,000. and issue to Peak One’s designee on the same terms and conditions a third warrant ) to purchase up to 375,000 shares of SG DevCorp’s common stock. The third debenture would be sold to Peak One for a purchase price of $450,000, representing an original issue discount of ten percent (10%). In connection with the closing of the third tranche, SG DevCorp will pay $10,000 as a non-accountable fee to Peak One to cover its accounting fees, legal fees and other transactional costs and will issue to Peak One and its designee an aggregate total of 100,000 shares as commitment shares.

The number of shares of SG DevCorp’s common stock that may be issued pursuant to the April 2024 Purchase Agreement (including the commitment shares), upon conversion of the debentures, exercise of the warrants, the issuance of Common Stock underlying the common stock purchase warrants issued by SG DevCorp on February 15, 2024 and March 21, 2024 (the “Prior Warrants”), and the issuance of an aggregate of 35,000 shares of Common Stock to Peak One and its designee in connection with the issuance of the Prior Warrants, is subject to an exchange cap of 19.99% of the outstanding number of shares of SG DevCorp’s common stock on the closing date, of which at least 1,982,819 shares of Common Stock shall be allocated to the transactions contemplated by the April 2024 Purchase Agreement, unless shareholder approval to exceed the exchange cap is approved.

On May 1, 2024, the Company filed an amendment (the “Amendment”) to its Amended and Restated Certificate of Incorporation (the “Restated Certificate”) with the Secretary of State of the State of Delaware to effect a reverse stock split of the Company’s common stock, par value $0.01 (the “Common Stock”), at a ratio of 1-for-20 (the “Reverse Stock Split”), with an effective time of 12:01 a.m. Eastern Time on May 2, 2024 (the “Effective Time”). The Company expects that upon the opening of trading on May 2, 2024, the Common Stock will begin trading under the existing trading symbol “SGBX” on a split-adjusted basis under a new CUSIP number, 78418A604.

On May 3, 2024, the Company entered into a Securities Purchase Agreement (the “May Securities Purchase Agreement”) for a private placement (the “Private Placement”) with a single accredited institutional investor (the “Purchaser”). Pursuant to the Securities Purchase Agreement, the Purchaser agreed to purchase 130,000 shares (the “Shares”) of the Company’s common stock, par value $0.01 per share (the “Common Stock”), and pre-funded warrants to purchase 1,249,310 shares of Common Stock in lieu thereof (the “Pre-Funded Warrants”) and common warrants (the “Common Warrants”) to purchase up to 2,758,620 shares of Common Stock. Pursuant to the May Securities Purchase Agreement, the combined offering price of each Share and Common Warrant was set at $2.90 and the combined offering price of each Pre-Funded Warrant and Common Warrant was set at $2.8999. The Shares, the Pre-Funded Warrants, the Common Warrants and the shares of Common Stock issuable upon exercise of the Pre-Funded Warrants and Common Warrants are collectively referred to herein as the “Securities.”

The Pre-Funded Warrants are exercisable immediately following the date of issuance, may be exercised at any time until all of the Pre-Funded Warrants are exercised in full, and have an exercise price of $0.0001 per share. The Common Warrants are exercisable immediately following the date of issuance, have a term of five years from the effective date of the Registration Statement (as defined below) registering the Shares and the shares of Common Stock issuable upon exercise of the Pre-Funded Warrants and the Common Warrants and have an exercise price of $2.65 per share. A holder may not exercise any Pre-Funded Warrants that would cause the aggregate number of shares of common stock beneficially owned by the holder to exceed 9.99% of the Company’s outstanding Common Stock immediately after exercise. A holder may not exercise any Common Warrants that would cause the aggregate number of shares of common stock beneficially owned by the holder to exceed 4.99% of the Company’s outstanding Common Stock immediately after exercise. The Pre-Funded Warrants and the Common Warrants are subject to adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the Common Stock and also upon any distributions for no consideration of assets to the Company’s stockholders. In the event of certain corporate transactions, the holders of the Pre-Funded Warrants and the Common Warrants will be entitled to receive, upon exercise of the Pre-Funded Warrants and the Common Warrants, respectively, the kind and amount of securities, cash or other property that the holders would have received had they exercised the Pre-Funded Warrants and the Common Warrants immediately prior to such transaction. The Pre-Funded Warrants and the Common Warrants do not entitle the holders thereof to any voting rights or any of the other rights or privileges to which holders of common stock are entitled.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2024 and 2023 (Unaudited)

20.	Subsequent Events (continued)

In the event of a “Fundamental Transaction,” which term is defined in the Pre-Funded Warrants and the Common Warrants and generally includes (i) the Company, directly or indirectly, in one or more related transactions effects any merger or consolidation of the Company with or into another Person (as defined in the Pre-Funded Warrants and Common Warrants) in which the Company is not the surviving entity (other than a reincorporation in a different state, a transaction for changing the Company’s name, or a similar transaction pursuant to which the surviving company remains a public company), (ii) the Company, directly or indirectly, effects any sale, lease, license, assignment, transfer, conveyance or other disposition of all or substantially all of the Company’s assets in one or a series of related transactions (which, for the avoidance of doubt, shall not include such transactions that do not require approval of the Company’s stockholders), (iii) any, direct or indirect, purchase offer, tender offer or exchange offer (whether by the Company or another Person) is completed pursuant to which holders of Common Stock are permitted to sell, tender or exchange their shares for other securities, cash or property and has been accepted by the holders of more than 50% of the voting power of the common equity of the Company, (iv) the Company, directly or indirectly, in one or more related transactions effects any reclassification, reorganization or recapitalization of the Common Stock or any compulsory share exchange pursuant to which the Common Stock is effectively converted into or exchanged for other securities, cash or property other than a stock split, or (v) the Company, directly or indirectly, in one or more related transactions consummates a stock or share purchase agreement or other business combination (including, without limitation, a reorganization, recapitalization, spin-off, merger or scheme of arrangement) with another Person or group of Persons whereby such other Person or group acquires more than 50% of the voting power of the common equity of the Company, the holders of the Pre-Funded Warrants and Common Warrants will be entitled to receive upon exercise of the Pre-Funded Warrants and the Common Warrants the kind and amount of securities, cash or other property that the holders would have received had they exercised such warrants immediately prior to such Fundamental Transaction. Additionally, as more fully described in the Common Warrants, in the event of certain Fundamental Transactions, the holders of the Common Warrants will be entitled to receive consideration in an amount equal to the Black Scholes Value (as defined in the Common Warrants) of the remaining unexercised portion of the Common Warrants on the date of consummation of such Fundamental Transaction.

The Private Placement closed on May 7, 2024. The Company received gross proceeds from the Private Placement of approximately $4.0 million before deducting fees to the placement agent and other offering expenses payable by the Company. The Company intends to use the net proceeds from the Private Placement for general corporate purposes and potential repayment of indebtedness.

As of May 6, 2024, SG DevCorp entered into an Asset Purchase Agreement (the “APA”) with Dr. Axely Congress to purchase all of the assets related to the A.I technology known as My Virtual Online Intelligent Assistant (“MyVONIA”). MyVONIA, an advanced artificial intelligence (AI) assistant, utilizes machine learning and natural language processing algorithms to provide users with human-like conversational interactions, tailored to their specific needs. MyVONIA does not require an app, or website but is accessible to subscribers via text messaging. The purchase price for MyVONIA is up to 500,000 shares of SG DevCorp’s common stock. Of such shares, 200,000 shares of common stock will be issued at closing, with an additional 300,000 shares of common stock issuable upon the achievement of certain benchmarks. The APA contains customary closing conditions and Dr. Congress has agreed to a non-compete. Dr. Congress will also enter into a consulting agreement with SG DevCorp at closing to continue to develop MyVONIA and provide such other services as are required pursuant thereto.

On May 16, 2024, the Company received a letter from Nasdaq stating that for the period from May 2, 2024 to May 15, 2024, the closing bid price of the Company’s common stock has been at $1.00 per share or greater, and accordingly the Company has regained compliance with Listing Rule 5550(a)(2).

Also on May 16, 2024, the Company received a letter from Nasdaq notifying the Company that it was not in compliance with Nasdaq Listing Rule 5550(b)(1) (“Rule 5550(b)(1)”) because the stockholders’ equity of the Company of $6,334,859, as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, was below the minimum requirement of $2.5 million. The notification received has no immediate effect on the Company’s continued listing on Nasdaq, subject to the Company’s compliance with the other continued listing requirements. The Company intends to submit a compliance plan by the deadline, monitor its stockholders’ equity, and if appropriate, evaluate further available options to regain compliance with Rule 5550(b)(1).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Introduction and Certain Cautionary Statements

As used in this Quarterly Report on Form 10-Q for the period ended March 31, 2024 (this “Quarterly Report on Form 10-Q”), unless the context requires otherwise, references to the "Company," "we," "us," and "our" refer to Safe & Green Holdings Corp. and its subsidiaries. The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes and schedules included elsewhere in this Quarterly Report on Form 10-Q and with our audited condensed consolidated financial statements and notes for the year ended December 31, 2023, which were included in our Annual Report on Form 10-K for the year then ended December 31, 2023, as filed with the Securities and Exchange Commission (the "SEC") on May 7, 2024 (the "2023 Form 10-K"). This discussion, particularly information with respect to our future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading "Special note regarding forward-looking statements" in this Quarterly Report on Form10-Q. You should review the disclosure under the heading "Risk Factors" in the 2023 Form 10-K and in this Quarterly Report on Form 10-Q for a discussion for important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements.

Special note regarding forward-looking statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Statements contained in this Quarterly Report on Form 10-Q may use forward-looking terminology, such as "anticipates," "believes," "could," "would," "estimates," "may," "might," "plan," "expect," "intend," "should," "will," or other variations on these terms or their negatives. All statements other than statements of historical facts are statements that could potentially be forward-looking. The Company cautions that forward-looking statements involve risks and uncertainties and actual results could differ materially from those expressed or implied in these forward-looking statements or could affect the extent to which a particular objective, projection, estimate or prediction is realized. Factors that could cause or contribute to such differences include, but are not limited to: general economic, political and financial conditions, including inflation, both in the United States and internationally; our ability to continue as a going concern; our ability to obtain additional financing on acceptable terms, if at all, or to obtain additional capital in other ways; our ability to increase sales, generate income, effectively manage our growth and realize our backlog; competition in the markets in which we operate, including the consolidation of our industry, our ability to expand into and compete in new geographic markets and our ability to compete by protecting our proprietary manufacturing process; a disruption or cybersecurity breach in our or third-party suppliers' information technology systems; our ability to adapt our products and services to industry standards and consumer preferences and obtain general market acceptance of our products; product shortages and the availability of raw materials, and potential loss of relationships with key vendors, suppliers or subcontractors; the seasonality of the construction industry in general, and the commercial and residential construction markets in particular; a disruption or limited availability with our third party transportation vendors; the loss or potential loss of any significant customers; exposure to product liability, including the possibility that our liability for estimated warranties may be inadequate, and various other claims and litigation; our ability to attract and retain key employees; our ability to attract private investment for sales of product; the credit risk from our customers and our customers' ability to obtaining third-party financing if and as needed; an impairment of goodwill; the impact of federal, state and local regulations, including changes to international trade and tariff policies, and the impact of any failure of any person acting on our behalf to comply with applicable regulations and guidelines; costs incurred relating to current and future legal proceedings or investigations; the cost of compliance with environmental, health and safety laws and other local building regulations; our ability to utilize our net operating loss carryforwards and the impact of changes in the United States' tax rules and regulations; dangers inherent in our operations, such as natural or man-made disruptions to our facilities and project sites and other restrictions on business and commercial activity and the adequacy of our insurance coverage; our ability to comply with the requirements of being a public company; fluctuations in the price of our common stock, including decreases in price due to sales of significant amounts of stock; potential dilution of the ownership of our current stockholders due to, among other things, public offerings or private placements by the Company or issuances upon the exercise of outstanding options or warrants and the vesting of restricted stock units; the ability of our principal stockholders, management and directors to potentially exert control due to their ownership interest; any ability to pay dividends in the future; potential negative reports by securities or industry analysts regarding our business or the construction industry in general; Delaware law provisions discouraging, delaying or preventing a merger or acquisition at a premium price; our ability to remain listed on the Nasdaq Capital Market and the possibility that our stock will be subject to penny stock rules; our classification as a smaller reporting company resulting in, among other things, a potential reduction in active trading of our common stock or increased volatility in our stock price; and any factors discussed in "Part II - Item 1A. Risk Factors" to this Quarterly Report on Form 10-Q as well as “Part I – Item 1A. Risk Factors” in our 2023 Form 10-K, and other filings with the SEC. In addition, certain information presented below is based on unaudited financial information. There can be no assurance that there will be no changes to this information once audited financial information is available. As a result, readers are cautioned not to place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date of this report. The Company will not undertake to update any forward-looking statement herein or that may be made from time to time on behalf of the Company.

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

Recent Developments

On May 1, 2024, we filed an amendment (the “Amendment”) to our Amended and Restated Certificate of Incorporation (the “Restated Certificate”) with the Secretary of State of the State of Delaware to effect a reverse stock split of the Company’s common stock, par value $0.01 (the “Common Stock”), at a ratio of 1-for-20 (the “Reverse Stock Split”), with an effective time of 12:01 a.m. Eastern Time on May 2, 2024 (the “Effective Time”). Upon the opening of trading on May 2, 2024, the Common Stock will begin trading under the existing trading symbol “SGBX” on a split-adjusted basis under a new CUSIP number, 78418A604.

During April 2024, the Company issued 178,571 shares of common stock (8,928 as adjusted for the May Stock Split) to a consultant for services performed.

On April 19, 2024, we received a delinquency letter (the “Notice”) from the Nasdaq Stock Market LLC (“Nasdaq”) notifying that we were not in compliance with the continued listing requirements set forth in Nasdaq Listing Rule 5250(c)(1) (the “Rule”), which requires timely filing of periodic reports with the Securities and Exchange Commission (the “SEC”) for continued listing. Nasdaq rules require public announcement to disclose the Company’s receipt of the Notice within four business days of receipt.

On May 7, 2024, we received a letter from Nasdaq stating that we now comply with the Rule.

Results of Operations

Three Months Ended March 31, 2024 and 2023:

	For the Three Months Ended March 31, 2024	For the Three Months Ended March 31, 2023
Total revenue	$1,017,931	$5,503,935
Total cost of revenue	(644,983)	(5,573,407)
Total payroll and related expenses	(3,268,069)	(1,314,390)
Total operating expenses	(1,137,338)	(1,042,155)
Total operating loss	(4,032,459)	(3,260,069)
Total other expense	(1,224,569)	(259,371)
Total loss before income tax	(5,257,028)	(3,519,440)
Common stock deemed dividend	(670,881)	—
Add: Net income attributable non-controlling interest	1,257,745	—
Net loss attributable to common stockholders of Safe & Green Holdings Corp.	$(4,670,164)	$(3,519,440)

Revenue

During the three months ended March 31, 2024, we derived revenue from our construction segment. as well as sales from SG DevCorp’s new revenue stream. Total revenue for the three months ended March 31, 2024 was $1,017,931 compared to $5,503,935 for the three months ended March 31, 2023. This decrease of $4,486,004 or approximately 82% was mainly driven by  a decrease in construction services.

Cost of Revenue and Gross Profit

Cost of revenue was $644,983 for the three months ended March 31, 2024, compared to $5,573,407 for the three months ended March 31, 2023. The decrease of $4,928,424 or an increase of approximately 88%, is primarily related to the decrease in construction services during the three months ended March 31, 2024.

Gross profit (loss) was $372,948 and $(69,472) for the three months ended March 31, 2024 and 2023, respectively.

Gross profit (loss) margin percentage increased to 37% for the three months ended March 31, 2024 compared to (1)% for the three months ended March 31, 2023 primarily due to the recognition of losses on construction services recognized during the year ended December 31, 2023.

Operating Expenses

Payroll and related expenses for the three months ended March 31, 2024 were $3,268,069 compared to $1,314,390 for the three months ended March 31, 2023. This increase was primarily caused by stock-based compensation being recognized by SG DevCorp  during the three months ended March 31, 2024.

Other operating expenses (general and administrative expenses, marketing and business development expenses, pre-project expenses) for the three months ended March 31, 2024 were $1,137,338 compared to $1,876,207 for the three months ended March 31, 2023.

Other Income (Expense)

Interest income for the three months ended March 31, 2024 was $9,570 mainly derived from bank interest and interest associated with an outstanding note receivable. There was $9,362 of interest income for the three months ended March 31, 2023. There was $48,617  and $18,639 of other income for the three months ended March 31, 2024 and 2023. Interest expense for the three months ended March 31, 2024 and 2023 was $1,282,756 and $287,372, respectively. The increase in interest expense resulted from an increase in notes payable balances during 2024.

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

Our operations for the three months ended March 31, 2024 and 2023 may not be indicative of our future operations.

Liquidity and Capital Resources

As of March 31, 2024 and December 31, 2023, we had an aggregate of $739,787 and $17,448, respectively, of cash and cash equivalents and short-term investments.

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

On January 5, 2024, SG Building Blocks and SG Echo, together with SG Building Blocks, the (“Merchants”), entered into a Cash Advance Agreement (“January Cash Advance Agreement”) with Maison Capital Group (“Maison”) pursuant to which the Merchants sold to Maison $300,000 of their future receivables for a purchase price of $200,000, less underwriting fees and expenses paid, for net funds provided of $190,000.

Pursuant to the January Cash Advance Agreement, Maison is expected to withdraw $12,500 a week directly from the Merchants’ bank account until the $300,000 due to Maison under the January Cash Advance Agreement is paid. In the event of a default (as defined in the January Cash Advance Agreement), Maison, among other remedies, can demand payment in full of all amounts remaining due under the January Cash Advance Agreement. The Merchants’ obligations under the January Cash Advance Agreement are secured by a security interest in all accounts, including without limitation, all deposit accounts, accounts-receivable, and other receivables, chattel paper, documents, equipment, general intangibles, instruments, and inventory, as those terms are defined by Article 9 of the Uniform Commercial Code, now or hereafter owned or acquired by any of them. In addition, SG Building Blocks’ obligations under the January Cash Advance Agreement have been guaranteed by SG Echo, and SG Echo’s obligations under the January Cash Advance Agreement have been guaranteed by SG Building Blocks. The amounts outstanding under the January Cash Advance Agreement may be prepaid by the Merchants at any time without penalty.

On January 11, 2024, we entered into a Securities Purchase Agreement (the “January Purchase Agreement”) with Peak One, pursuant to which we agreed to issue, in a private placement offering (the “January Offering”), upon the satisfaction of certain conditions specified in the January Purchase Agreement, two debentures to Peak One in the aggregate principal amount of $1,300,000.

The closing of the first tranche was consummated on January 12, 2024 and we issued an 8% convertible debenture in the principal amount of Six Hundred Fifty Thousand Dollars ($650,000) (the “Holdings Debenture”) to Peak One and a warrant (the “Warrant”) to purchase up to Three Hundred Seventy-Five Thousand (375,000) shares of our common stock (18,750 as adjusted for the May Stock Split), par value $0.01 per share (the “common stock”) to Peak One’s designee, as described in the Purchase Agreement. The Holdings Debenture was sold to Peak One for a purchase price of $585,000, representing an original issue discount of ten percent (10%). In connection with the January Offering, we paid $17,500 as a non-accountable fee to Peak One to cover its accounting fees, legal fees and other transactional costs incurred in connection with the transactions contemplated by the Purchase Agreement and issued to Peak One and its designee an aggregate of 300,000 shares of its restricted common stock (the “Commitment Shares”) (15,000 as adjusted for the May Stock Split) as provided in the January Purchase Agreement.

The Holdings Debenture matures twelve months from its date of issuance and bears interest at a rate of 8% per annum payable on the maturity date. The Debenture is convertible, at the option of the holder, at any time, into such number of shares of common stock  equal to the principal amount of the Holdings Debenture, plus all accrued and unpaid interest, at a conversion price equal to $ 0.46 (the “Conversion Price”) ($9.20 as adjusted for the May Stock Split), subject to adjustment for any stock splits, stock dividends, recapitalizations and similar events, as well as anti-dilution price protection provisions that are subject to a floor price as set forth in  the Holdings Debenture.

The Holdings Debenture is redeemable by us at a redemption price equal to 110% of the sum of the principal amount to be redeemed plus accrued interest, if any. While the Holdings Debenture is outstanding, if we receives cash proceeds of more than $1,500,000.00 (the “Minimum Threshold”) in the aggregate from any source or series of related or unrelated sources, weshall, within two (2) business days of our receipt of such proceeds, inform Peak One of such receipt, following which Peak One shall have the right, in its sole discretion, to require us to immediately apply up to 50% of all proceeds received by us(from any source except with respect to proceeds from the issuance of equity or  debt to officers and directors of us) after the Minimum Threshold is reached to repay the outstanding amounts owed under the Debenture. During the three months ended March 31, 2024, Peak One converted $300,000 of its principal balance into 57,627 shares of common stock. Such conversion was within the terms of the agreement with no gains or  losses recognized on the transactions.

The Warrant expires five years from its date of issuance. The Warrant is exercisable, at the option of the holder, at any time, for up to 375,000 of shares of common stock (18,750 as adjusted for the May Stock Split) at an exercise price equal to $0.53 (the “Exercise Price”) ($10.60 as adjusted for the May Stock Split), subject to adjustment for any stock splits, stock dividends, recapitalizations and similar events, as well as anti-dilution price protection provisions that are subject to a floor price as set forth in the Warrant. The Warrant provides for cashless exercise under certain circumstances.

Maxim Group LLC (“Maxim”) acted as placement agent in the Offering. In connection with the closing of the first tranche of the Offering, we paid a placement fee of $40,950 to Maxim. Assuming the second tranche is closed, a placement fee in an amount equal to $40,950 will be payable by us to Maxim upon closing of the second tranche of the Offering.

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

On February 15, 2024, SG DevCo, entered into an amendment (the “Amendment”) to the Securities Purchase Agreement, dated November 30, 2023 (the “Purchase Agreement”) with Peak One pursuant to which SG DevCo agreed to issue, in a private placement offering (the “Offering”) upon the satisfaction of certain conditions specified in the Purchase Agreement, two Debentures to Peak One in the aggregate principal amount of $1,200,000. The closing of the first tranche was consummated on November 30, 2023.

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

Maxim acted as placement agent in connection with the Offering. In connection with the closing of the second tranche, SG DevCo paid a placement fee of $13,500 to Maxim. Assuming the third tranche is closed, a placement fee in an amount equal to $13,500 will be payable by SG DevCo to Maxim upon closing of the third tranche.

On February 23, 2024, the Merchants entered into a Cash Advance Agreement (“February Cash Advance Agreement”) with Bridgecap Advance LLC (“Bridgecap”) pursuant to which the Merchants sold to Bridgecap $224,850 of their future receivables for a purchase price of $150,000, less underwriting fees and expenses paid, for net funds provided of $135,000.

Pursuant to the February Cash Advance Agreement, Bridgecap is expected to withdraw $2,248.50 a day directly from the Merchants’ bank account until the $224,850 due to Bridgecap under the February Cash Advance Agreement is paid. In the event of a default (as defined in the February Cash Advance Agreement), Bridgecap, among other remedies (including penalties and fees) can demand payment in full of all amounts remaining due under the February Cash Advance Agreement. The Merchants’ obligations under the February Cash Advance Agreement are secured by a security interest in all accounts, including without limitation, all deposit accounts, accounts-receivable, other receivables, and proceeds therefrom, as those terms are defined by Article 9 of the Uniform Commercial Code, now or hereafter owned or acquired by any of them. The amounts outstanding under the February Cash Advance Agreement may be prepaid by the Merchants at any time without penalty.

On March 1, 2024, SG DevCorp entered into a credit agreement with the Bryan Leighton Revocable Trust Dated December 13th, 2023 (the “Lender”) pursuant to which the Lender agreed to provide SG DevCorp with a line of credit facility (the “Line of Credit”) up to the maximum amount of $250,000 from which SG DevCorp may draw down, at any time and from time to time, during the term of the Line of Credit. The “Maturity Date “of the Line of Credit is September 1, 2024. At any time prior to the Maturity Date, upon mutual written consent of SG DevCorp and the Lender, the Maturity Date may be extended for up to an additional six-month period. The advanced and unpaid principal of the Line of Credit from time to time outstanding will bear interest at a fixed rate per annum equal to 12.0% (the “Fixed Rate”). On the first day of each month, SG DevCorp will pay to the Lender interest, in arrears, on the aggregate outstanding principal indebtedness of the Line of Credit at the Fixed Rate. The entire principal indebtedness of the Line of Credit and any accrued interest thereon will be due and payable on the Maturity Date. In consideration for the extension of the Line of Credit, SG DevCorp issued 154,320 shares of SG DevCorp restricted common stock to Lender. The fair value of the shares issued to Lender amounted to $125,000 and has been recorded as a debt discount and will be amortized over the effective rate method. During the three months ended March 31, 2024, SG DevCorp drew down $100,000 from the Line of Credit.

On March 5, 2024, we issued a Promissory Note (“Note”) in favor of 1800 Diagonal Lending LLC (the “Lender”) in the aggregate principal amount of $149,500 (the “Principal”), and an accompanying Securities Purchase Agreement, dated March 5, 2024 (the “SPA”).

The Note was purchased by the Lender for a purchase price of $130,000, representing an original issue discount of $19,500. A one-time interest charge of ten percent (10%) (the “Interest Rate”) will be applied on the issuance date to the Principal. Under the terms of the Note, beginning on April 15, 2024, we are required to make nine monthly payments of accrued, unpaid interest and outstanding principal, subject to adjustment, in the amount of $18,272,23. We shall have a five business day grace period with respect to each payment. Any amount of principal or interest on this Note which is not paid when due will bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid (“Default Interest”). We have the right to accelerate payments or prepay in full at any time with no prepayment penalty.

Among other things, an event of default (“Event of Default”) will be deemed to have occurred if we fails to pay the principal or interest when due on the Note, whether at maturity, upon acceleration or otherwise, if bankruptcy or insolvency proceedings are instituted by or against us or if we fail to maintain the listing of its common stock on The Nasdaq Stock Market. Upon the occurrence of an Event of Default, the Note will become immediately due and payable and we will be obligated to pay to the Investor, in satisfaction of its obligations under the Note, an amount equal to 200% times the sum of the then outstanding principal amount of the Note plus accrued and unpaid interest on the unpaid principal amount of this Note to the date of payment plus Default Interest, if any.

After an Event of Default, at any time following the six month anniversary of the Note, the Lender will have the right, to convert all or any part of the outstanding and unpaid amount of the Note into shares of the our common stock at a conversion price equal to the greater of $0.08 or 65% multiplied by the lowest closing bid price during the 10 trading days prior to the conversion date (representing a discount rate of 35%). The Note may not be converted into shares of our common stock if the conversion would result in the Lender and its affiliates owning an aggregate of in excess of 4.99% of the then outstanding shares of our common stock. In addition, unless we obtain shareholder approval of such issuance, we shall not issue a number of shares of its common stock under Note, which when aggregated with all other securities that are required to be aggregated for purposes of Nasdaq Rule 5635(d), would exceed 19.99% of the shares of our common stock outstanding as of the date of definitive agreement with respect to the first of such aggregated transactions (the “Conversion Limitation”). Upon the occurrence of an Event of Default as a result of us being delisted from Nasdaq, the Conversion Limitation shall no longer apply.

On May 3, 2024, we entered into a Securities Purchase Agreement (the “May Securities Purchase Agreement”) for a private placement (the “Private Placement”) with a single accredited institutional investor (the “Purchaser”). Pursuant to the Securities Purchase Agreement, the Purchaser agreed to purchase 130,000 shares (the “Shares”) of our common stock, par value $0.01 per share (the “Common Stock”), and pre-funded warrants to purchase 1,249,310 shares of Common Stock in lieu thereof (the “Pre-Funded Warrants”) and common warrants (the “Common Warrants”) to purchase up to 2,758,620 shares of Common Stock. Pursuant to the May Securities Purchase Agreement, the combined offering price of each Share and Common Warrant was set at $2.90 and the combined offering price of each Pre-Funded Warrant and Common Warrant was set at $2.8999. The Shares, the Pre-Funded Warrants, the Common Warrants and the shares of Common Stock issuable upon exercise of the Pre-Funded Warrants and Common Warrants are collectively referred to herein as the “Securities.”

The Pre-Funded Warrants are exercisable immediately following the date of issuance, may be exercised at any time until all of the Pre-Funded Warrants are exercised in full, and have an exercise price of $0.0001 per share. The Common Warrants are exercisable immediately following the date of issuance, have a term of five years from the effective date of the Registration Statement (as defined below) registering the Shares and the shares of Common Stock issuable upon exercise of the Pre-Funded Warrants and the Common Warrants and have an exercise price of $2.65 per share. A holder may not exercise any Pre-Funded Warrants that would cause the aggregate number of shares of common stock beneficially owned by the holder to exceed 9.99% of the Company’s outstanding Common Stock immediately after exercise. A holder may not exercise any Common Warrants that would cause the aggregate number of shares of common stock beneficially owned by the holder to exceed 4.99% of the Company’s outstanding Common Stock immediately after exercise. The Pre-Funded Warrants and the Common Warrants are subject to adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the Common Stock and also upon any distributions for no consideration of assets to the Company’s stockholders. In the event of certain corporate transactions, the holders of the Pre-Funded Warrants and the Common Warrants will be entitled to receive, upon exercise of the Pre-Funded Warrants and the Common Warrants, respectively, the kind and amount of securities, cash or other property that the holders would have received had they exercised the Pre-Funded Warrants and the Common Warrants immediately prior to such transaction. The Pre-Funded Warrants and the Common Warrants do not entitle the holders thereof to any voting rights or any of the other rights or privileges to which holders of common stock are entitled.

In the event of a “Fundamental Transaction,” which term is defined in the Pre-Funded Warrants and the Common Warrants and generally includes (i) the Company, directly or indirectly, in one or more related transactions effects any merger or consolidation of the Company with or into another Person (as defined in the Pre-Funded Warrants and Common Warrants) in which the Company is not the surviving entity (other than a reincorporation in a different state, a transaction for changing the Company’s name, or a similar transaction pursuant to which the surviving company remains a public company), (ii) the Company, directly or indirectly, effects any sale, lease, license, assignment, transfer, conveyance or other disposition of all or substantially all of the Company’s assets in one or a series of related transactions (which, for the avoidance of doubt, shall not include such transactions that do not require approval of the Company’s stockholders), (iii) any, direct or indirect, purchase offer, tender offer or exchange offer (whether by the Company or another Person) is completed pursuant to which holders of Common Stock are permitted to sell, tender or exchange their shares for other securities, cash or property and has been accepted by the holders of more than 50% of the voting power of the common equity of the Company, (iv) the Company, directly or indirectly, in one or more related transactions effects any reclassification, reorganization or recapitalization of the Common Stock or any compulsory share exchange pursuant to which the Common Stock is effectively converted into or exchanged for other securities, cash or property other than a stock split, or (v) the Company, directly or indirectly, in one or more related transactions consummates a stock or share purchase agreement or other business combination (including, without limitation, a reorganization, recapitalization, spin-off, merger or scheme of arrangement) with another Person or group of Persons whereby such other Person or group acquires more than 50% of the voting power of the common equity of the Company, the holders of the Pre-Funded Warrants and Common Warrants will be entitled to receive upon exercise of the Pre-Funded Warrants and the Common Warrants the kind and amount of securities, cash or other property that the holders would have received had they exercised such warrants immediately prior to such Fundamental Transaction. Additionally, as more fully described in the Common Warrants, in the event of certain Fundamental Transactions, the holders of the Common Warrants will be entitled to receive consideration in an amount equal to the Black Scholes Value (as defined in the Common Warrants) of the remaining unexercised portion of the Common Warrants on the date of consummation of such Fundamental Transaction.

The Private Placement closed on May 7, 2024. We received gross proceeds from the Private Placement of approximately $4.0 million before deducting fees to the placement agent and other offering expenses. We intend to use the net proceeds from the Private Placement for general corporate purposes and potential repayment of indebtedness.

We continue to generate losses from operations. As of March 31, 2024, our stockholders’ equity was $6,637,478, compared to $6,334,859 as of December 31, 2023, and we had an accumulated deficit of $79,930,088, compared to $75,930,805 as of December 31, 2023. Our net loss attributable to our common stockholders for the three months ended March 31, 2024 was $4,670,164 and net cash used in operating activities was $923,847.

We will need to generate additional revenues or secure additional financing sources, such as debt or equity capital, to fund future growth, which financing may not be available on favorable terms or at all. We are in the process of securing funding, which we believe will provide the needed working capital until we are cash flow positive[, which we believe will be in the first half of 2024]. If we are unable to raise the necessary capital at the times we require such funding, we may need to materially change our business plan, including delaying implementation of aspects of such business plan or curtailing or abandoning such business plan altogether.

Cash Flow Summary

	Three Months Ended March 31,
	2024	2023
Net cash provided by (used in):
Operating activities	$(923,847)	$(1,378,685)
Investing activities	(257,186)	(638,348)
Financing activities	1,903,372	2,886,758
Net increase in cash and cash equivalents	$722,339	$869,725

Operating activities used net cash of $923,847 during the three months ended March 31, 2024, and used net cash of $1,378,685 during the three months ended March 31, 2023. Generally, our net operating cash flows fluctuate primarily based on changes in our profitability and working capital. Cash used in operating activities decreased by approximately $454,838.

Investing activities used net cash of $257,186 during the three months ended March 31, 2024, and $638,348 net cash during the three months ended March 31, 2023 a decrease in cash used of $381,162. This  amount resulted from $31,841 in purchases of  property an equipment, $1,082 received from our business combination and $226,425 in project development costs.

Financing activities provided net cash of $1,903,372 during the three months ended March 31, 2024. Financing activities used $2,886,758 net cash during the three months ended March 31, 2023. This amount resulted from  $885,485 in repayments of short-term notes payable, proceeds of $2,293,644 from the issuances of short-term notes payable and $494,213 received from a warrant inducment transaction.

There can be no assurance that our customers will decide to and/or be able to proceed with these construction projects, or that we will ultimately recognize revenue from these projects in a timely manner or at all.

Off-Balance Sheet Arrangements

As of March 31, 2024 and December 31, 2023, we had no material off-balance sheet arrangements to which we are a party.

In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector. These agreements are typically with consultants and certain vendors. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of March 31, 2024.

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

For product or equipment sales, the Company applies recognition of revenue when the customer obtains control over such goods, which is at a point in time. Additionally, SG DevCorp has begun to generate revenue resulting from commissions on residential real estate purchases and sales transactions. For this revenue, the Company applies recognition of revenue when the customer obtains control over such service, which his at a point in time.

Goodwill – The Company performs its impairment test of goodwill at the reporting unit level each fiscal year, or more frequently if events or circumstances change that would more likely than not reduce the fair value of its reporting unit below its carrying values. The Company performs a goodwill impairment test by comparing the fair value of the reporting unit with its carrying value and recognizes an impairment charge for the amount by which the carrying value exceeds the fair value, not to exceed the total amount of goodwill. The amount by which the carrying value of the goodwill exceeds its implied fair value, if any, is recognized as an impairment loss. There were no impairments during the three months ended March 31, 2024 or 2023.

Intangible assets – Intangible assets consist of $2,766,000 of proprietary knowledge and technology, which is being amortized over 20 years. In addition, included in intangible assets is $68,344 of trademarks, and $238,422 of website costs that are being amortized over 5 years. The Company evaluated intangible assets for impairment during the year ended December 31, 2023  and determined that there was an $1,880,547 impairment loss for the year ended December 31, 2023. The amortization expense for the three months ended March 31, 2024 and 2023 was $3,417 and $46,119, respectively. The accumulated amortization as of March 31, 2024 and December 31, 2023 was $2,921,272 and $2,852,929, respectively. The remaining balance of the Company’ intangible assets is comprised of website cost which are not yet placed in service.

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

Non-GAAP Financial Information (continued)

The following is a reconciliation of EBITDA and Adjusted EBITDA to the nearest GAAP measure, net gain (loss) attributable to common stockholders:

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Net loss attributable to common stockholders of Safe & Green Holdings Corp.	$(4,670,164)	$(3,519,440)
Addback interest expense	1,282,756	287,372
Addback interest income	(9,570)	(9,362)
Addback depreciation and amortization	76,387	138,312
EBITDA (non-GAAP)	(3,320,591)	(3,103,118)
Common stock deemed dividend	670,881	—
Addback litigation expense	143,745	17,361
Addback stock issued for services	251,361	437,325
Addback stock compensation expense	179,029	656,369
Adjusted EBITDA (non-GAAP)	$(2,075,575)	$(1,992,063)

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

Changes in Internal Control over Financial Reporting

Other than as described above, for the fiscal quarter ended March 31, 2024, there have been no changes in our internal control over financial reporting identified in connection with the evaluations required by Rule 13a-15(d) or Rule 15d-15(d) under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1.     Legal Proceedings

The information included in "Note 18 - Commitments and Contingencies" of our condensed consolidated financial statements included elsewhere in this Quarterly Report Form 10-Q is incorporated by reference into this Item.

ITEM 1A.  Risk Factors

Investing in our common stock involves a high degree of risk. You should consider carefully the following risks, together with all other information in this Quarterly Report on Form 10-Q, including our unaudited condensed consolidated financial statements and notes thereto. If any of the following risks actually materializes, our operating results, financial condition and liquidity could be materially adversely affected. As a result, the trading price of our common stock could decline and you could lose part or all of your investment. The following information updates, and should be read in conjunction with, the information disclosed in Part I, Item 1A, "Risk Factors," contained in the Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”). There have been no material changes from the risk factors disclosed in “Part I—Item 1A. Risk Factors” in our 2023 Form 10-K, except as follows:

If we are not successful in our efforts to increase sales or raise capital, we could experience a shortfall in cash over the next twelve months, and our ability to obtain additional financing on acceptable terms, if at all, may be limited.

At March 31, 2024 and December 31, 2023, we had cash and cash equivalents and a short-term investment, collectively, of $739,787 and $17,448 respectively. However, during the three months ended March 31, 2024 and year ended December 31, 2023, we reported a net loss attributable to common stockholders of Safe & Green Holdings Corp. of $4,670,164 and $26,757,906, respectively, and used $923,847 and $7,141,754 of cash for operations, respectively. If we are not successful with our efforts to increase revenue, we could experience a shortfall in cash over the next twelve months. If there is a shortfall, we may be forced to reduce operating expenses, among other steps, all of which would have a material adverse effect on our operations going forward.

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

The report of our independent registered public accounting firm contains a note stating that the accompanying financial statements have been prepared assuming we will continue as a going concern. At March 31, 2024 and December 31, 2023, we had cash and cash equivalents and a short-term investment, collectively, of $739,787 and $17,448, respectively. However, during the three months ended March 31, 2024 and year ended December 31, 2023, we reported a net loss attributable to common stockholders of Safe & Green Holdings Corp. of $4,670,164 and $26,757,906, respectively, and used $923,847 and $7,141,754 of cash for operations, respectively.

We have incurred losses since inception, have negative working capital of $16,600,204 as of March 31, 2024 and have negative operating cash flows, which has raised substantial doubt about our ability to continue as a going concern. We expect our current cash and the proceeds from anticipated financings to be sufficient for working capital until we are cash flow positive, which we believe will be in the first half of 2024.

The loss of one or a few customers could have a material adverse effect on us.

A few customers have in the past, and may in the future, account for a significant portion of our revenues in any one year or over a period of several consecutive years. For example, for the three months ended March 31, 2024 approximately 86% of our revenue was generated from one customer and for the year ended December 31, 2023, approximately 87% of our revenue was generated from one customers. Although we have contractual relationships with many of our significant customers, our customers may unilaterally reduce or discontinue their contracts with us at any time. The loss of business from a significant customer could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our clients may adjust, cancel or suspend the contracts in our backlog; as such, our backlog is not necessarily indicative of our future revenues or earnings. In addition, even if fully performed, our backlog is not a good indicator of our future gross margins.

Backlog represents the total dollar amount of revenues we expect to record in the future as a result of performing work under contracts we have been awarded. Backlog may fluctuate significantly due to the timing of orders or awards for large projects and is not necessarily indicative of future backlog levels or the rate at which backlog will be recognized as revenue. We include in backlog only those contracts for which we have reasonable assurance that the customer can obtain the permits for construction and can fund the construction. As of December 31, 2023, our backlog totaled approximately $1.9 million and as of March 31, 2024, our backlog totaled approximately $0.9 million. Our backlog is described more in detail in “Note 13—Construction Backlog” of the notes to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. We cannot provide assurance that our backlog will be realized as revenues in the amounts reported or, if realized, will result in profits. In accordance with industry practice, substantially all of our contracts are subject to cancellation, termination or suspension at our customer’s discretion. In the event of a project cancellation, we generally would not have a contractual right to the total revenue reflected in our backlog. Projects can remain in backlog for extended periods of time because of the nature of the project and the timing of the particular services required by the project. In addition, the risk of contracts in backlog being cancelled or suspended generally increases during periods of widespread economic slowdowns or in response to changes in commodity prices.

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

At March 31, 2024, there were options and warrants to purchase of 1,822 and 239,321 respectively, outstanding that could potentially dilute future net income per share. Because we had a net loss as of March 31, 2024, we are prohibited from including potential shares of common stock in the computation of diluted per share amounts. Accordingly, we used the same number of shares outstanding to calculate both the basic and diluted loss per share. At March 31, 2023, there were restricted stock units, options, including options to non-employees and non-directors and warrants to purchase 59,547,  1,822 and 126,521 shares of common stock, respectively, outstanding that could potentially dilute future net income per share.

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

On May 16, 2014, the Company received a letter from Nasdaq stating that for the period from May 2, 2024 to May 15, 2024, the closing bid price of the Company’s common stock has been at $1.00 per share or greater, and accordingly the Company has regained compliance with Listing Rule 5550(a)(2). However, the Company cannot provide assurances that it will be able to continue to comply with the Minimum Bid Price Requirement in the future.

On May 16, 2024, the Company received a letter from Nasdaq notifying the Company that it was not in compliance with Nasdaq Listing Rule 5550(b)(1) (“Rule 5550(b)(1)”) because the stockholders’ equity of the Company of $6,334,859, as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, was below the minimum requirement of $2.5 million. As of the date of this Quarterly Report on Form 10-Q, the Company does not have a market value of listed securities of $35 million, or net income from continued operations of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years, the alternative quantitative standards for continued listing on Nasdaq. The notification received has no immediate effect on the Company’s continued listing on Nasdaq, subject to the Company’s compliance with the other continued listing requirements. The Company intends to submit a compliance plan by the deadline, monitor its stockholders’ equity, and if appropriate, evaluate further available options to regain compliance with Rule 5550(b)(1).

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any equity securities during the quarter ended March 31, 2024 in transactions that were not registered under the Securities Act other than as set forth in our previous filings with the Securities and Exchange Commission.

ITEM 3.     Defaults Upon Senior Securities

None.

ITEM 4.     Mine Safety Disclosures

Not applicable.

ITEM 5.     Other Information

Rule 10b5-1 Trading Arrangements

During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Nasdaq Notifications

On May 10, 2024, the Company received a letter (the “Delisting Notice”) from The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that Nasdaq previously notified the Company on November 7, 2023 that the Company was not in compliance with Nasdaq Listing Rule 5550(a)(2) (“Rule 5550(a)(2)”), which requires a minimum bid price of at least $1.00 per share for continued listing. On May 16, 2024, the Company received a letter (the “May 16 Compliance Notice”) from Nasdaq notifying the Company that it was now in compliance with Rule 5550(a)(2). Based on the Company’s closing bid price at or greater than $1.00 per share for 10 consecutive business days, from May 2, 2024 to May 15, 2024, Nasdaq has determined that the Company has regained compliance with Rule 5550(a)(2), and this matter is now closed according to the May 16 Compliance Notice.

As previously disclosed, on April 19, 2024, the Company received a letter from Nasdaq notifying it that it was not in compliance with Nasdaq Listing Rule 5250(c)(1) (“Rule 5250(c)(1)”), which requires companies to timely file all required periodic financial reports with the SEC for continued listing. On May 13, 2024, the Company received a letter (the “May 13 Compliance Notice”) from Nasdaq notifying the Company that it was now in compliance with Rule 5250(c)(1). Based on the May 7, 2024 and May 10, 2024 filings of the Company’s Form 10-K and Form 10-K/A, respectively, for the year ended December 31, 2023, Nasdaq has determined that the Company has regained compliance with Rule 5250(c)(1), and this matter is now closed according to the May 13 Compliance Notice.

On May 16, 2024, the Company received a letter (the “Deficiency Notice”) from Nasdaq notifying the Company that it was not in compliance with Nasdaq Listing Rule 5550(b)(1) (“Rule 5550(b)(1)”) because the stockholders’ equity of the Company of $6,334,859, as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, was below the minimum requirement of $2.5 million. As of the date of this Quarterly Report on Form 10-Q, the Company does not have a market value of listed securities of $35 million, or net income from continued operations of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years, the alternative quantitative standards for continued listing on Nasdaq.

The notification received has no immediate effect on the Company’s continued listing on Nasdaq, subject to the Company’s compliance with the other continued listing requirements.

In accordance with Nasdaq’s Listing Rules, the Company has 45 calendar days from the date of the Deficiency Notice, or no later than June 30, 2024, to submit a plan to regain compliance with Rule 5550(b)(1) (a “Compliance Plan”). The Company intends to submit a Compliance Plan within 45 calendar days of the date of the Deficiency Notice and will evaluate available options to regain compliance. If such Compliance Plan is accepted by Nasdaq, the Company will be granted up to 180 calendar days from May 16, 2024, to evidence compliance with Rule 5550(b)(1).

In the event the Company’s Compliance Plan is not accepted by Nasdaq, or in the event such Compliance Plan is accepted but the Company fails to evidence compliance within the extension period, the Company will have the right to a hearing before Nasdaq’s Hearing Panel (the “Panel”). The hearing request would stay any suspension or delisting action pending the conclusion of the hearing process and expiration of any additional extension period granted by the Panel following the hearing.

The Company intends to submit a Compliance Plan on or before June 30, 2024, monitor its stockholders’ equity and, if appropriate, consider further available options to evidence compliance with Rule 5550(b)(1).

ITEM 6.      Exhibits

EXHIBIT INDEX
Exhibit Number	Description
2.1	Separation and Distribution Agreement by and between the Registrant and Safe and Green Development Corporation (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on September 28, 2023 (File No. 001-38037))
3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on July 7, 2016 (File No. 000-22563)).
3.2	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on July 7, 2016 (File No. 000-22563)).
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on February 28, 2017 (File No. 000-22563)).
3.4	Certificate of Amendment to Certificate of Designation, dated May 11, 2017 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K as filed by the Company with the Securities and Exchange Commission on May 12, 2017 (File No. 001-38037)).
3.5	Certificate of Elimination of Series A Convertible Preferred Stock, dated December 13, 2018 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on December 17, 2018 (File No. 001-38037)).
3.6	Certificate of Amendment to the Amended and Restated Certificate of Incorporation dated June 5, 2019 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on June 5, 2019 (File No. 001-38037)).
3.7	Form of Certificate of Designation of the Series B Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.7 to the Registration Statement on Form S-1/A (File No. 333-235295) as filed by the Registrant with the Securities and Exchange Commission on December 9, 2019).
3.8	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, as amended, of the Company (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on February 5, 2020 (File No. 001-38037)).
3.9	Amended and Restated Bylaws of the Company dated June 4, 2021 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on June 7, 2021 (File No. 001-38037)).
3.10	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, as amended, of the Company (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on December 22, 2022 (File No. 001-38037)).
3.11	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, as amended, of the Company (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on October 17, 2023 (File No. 001-38037))
3.12	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Safe & Green Holdings Corp. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on May 2, 2024 (File No. 001-38037))
4.1	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on May 9, 2024 (File No. 001-38037))
4.2	Form of Common Warrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on May 9, 2024 (File No. 001-38037))
4.3	Form of Placement Agent’s Warrant (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on May 9, 2024 (File No. 001-38037))
4.4*	Form of Common Warrant
10.1+	Form of Securities Purchase Agreement, dated May 3, 2024, by and between Safe & Green Holdings Corp. and the Purchaser named therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on May 9, 2024 (File No. 001-38037))
10.2+	Form of Registration Rights Agreement, dated May 3, 2024, by and between Safe & Green Holdings Corp. and the Purchaser named therein (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on May 9, 2024 (File No. 001-38037))
10.3*	Inducement Agreement
31.1*	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
64

31.2*	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as the XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
+	Schedules and attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted exhibit to the SEC upon request.
*	Filed herewith.

**	This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

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
Date: May 17, 2024

