Form 10-Q
period 2024-06-30
SAFE & GREEN HOLDINGS CORP.
filed 2024-08-14
CIK 1023994

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

N/A

(Former name, former address and formal fiscal year, if changed since last report)

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

As of August 10, 2024 the issuer had a total of 2,027,772 shares of the registrant’s common stock, $0.01 par value, outstanding.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	June 30, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,016,784	$17,448
Accounts receivable, net	364,355	182,753
Contract assets	113,001	10,745
Held for sale assets	4,400,361	4,400,361
Inventories	223,402	156,512
Prepaid expenses and other current assets	1,279,667	572,779
Total current assets	7,397,570	5,340,598

Property, plant and equipment, net	5,505,596	5,582,401
Project development costs and other non-current assets	789,318	604,327
Goodwill	1,810,787	—
Right-of-use asset	1,225,370	1,987,137
Intangible assets, net	557,261	23,616
Deferred contract costs, net	—	30,589
Investment in and advances to equity affiliates	3,642,607	3,642,607
Total Assets	$20,928,509	$17,211,275

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$10,005,910	$9,854,263
Contract liabilities	1,737,394	1,366,998
Lease liability, current maturities	463,114	856,088
Short-term notes payable, net	10,103,921	8,472,080
Total current liabilities	22,310,339	20,549,429

Long-term note payable	2,462,445	2,447,415
Contingent consideration liability	945,000	—
Lease liability, net of current maturities	—	549,290
Total liabilities	25,717,784	23,546,134

Stockholders’ equity:
Preferred stock, $1.00 par value, 5,405,010 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 75,000,000 shares authorized; 1,747,992 issued and outstanding as of June 30, 2024 and 881,387 issued and 814,969 outstanding as of December 31, 2023	17,480	8,814
Additional paid-in capital	75,400,798	68,555,050
Treasury stock, at cost 3,371 shares as of June 30, 2024 and December 31, 2023	(92,396)	(92,396)
Accumulated deficit	(84,459,662)	(75,930,805)
Non-controlling interest	4,344,505	1,124,478
Total stockholders’ equity	(4,789,275)	(6,334,859)
Total Liabilities and Stockholders’ Equity	$20,928,509	$17,211,275

The accompanying notes are an integral part of these condensed consolidated financial statements.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

	For the Three Months Ended June 30,	For the Three Months Ended June 30,	For the Six Months Ended June 30,	For the Six Months Ended June 30,
	2024	2023	2024	2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue:
Construction services	$1,211,254	$5,097,055	$2,179,369	$10,600,990
Real estate commissions	42,162	—	91,978	—
Total	1,253,416	5,097,055	2,271,347	10,600,990

Cost of revenue:
Construction services	1,094,249	5,063,425	1,739,232	10,636,832
Total	1,094,249	5,063,425	1,739,232	10,636,832

Gross profit (loss)	159,167	33,630	532,115	(35,842)

Operating expenses:
Payroll and related expenses	1,729,729	4,184,429	4,997,798	5,498,819
General and administrative expenses	976,416	1,357,159	1,921,029	3,146,115
Marketing and business development expenses	246,829	102,900	439,554	190,151
Total	2,952,974	5,644,488	7,358,381	8,835,085

Operating loss	(2,793,807)	(5,610,858)	(6,826,266)	(8,870,927)

Other income (expense):
Interest expense	(1,889,328)	(523,971)	(3,172,084)	(811,343)
Interest income	—	9,454	9,570	18,816
Other income	135,365	569,851	183,982	588,490
Total	(1,753,963)	55,334	(2,978,532)	(204,037)

Loss before income taxes	(4,547,770)	(5,555,524)	(9,804,798)	(9,074,964)
Income tax expense	—	—	—	—

Net loss	(4,547,770)	(5,555,524)	(9,804,798)	(9,074,964)

Common stock deemed dividend	—	—	(670,881)	—
	(4,547,770)	(5,555,524)	(10,475,679)	(9,074,964)

Add: net income (loss) attributable to noncontrolling interests	689,077	—	1,946,822	—
Net loss attributable to common stockholders	$(3,858,693)	$(5,555,524)	$(8,528,857)	$(9,074,964)

Net loss per share
Basic and diluted	$(2.73)	$(7.46)	$(7.23)	$(12.75)

Weighted average shares outstanding:
Basic and diluted	1,412,159	744,454	1,179,150	711,715

The accompanying notes are an integral part of these condensed consolidated financial statements.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	$0.01 Par Value Common Stock		Additional Paid-in	Treasury	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Stock	Deficit	Interests	Equity
Balance at March 31, 2024	1,099,269	$10,993	$70,448,355	$(92,396)	$(80,600,969)	$3,596,539	$(6,637,478)
Fractional share adjustment	(73)	(1)	1	—	—	—	—
Conversion of debt and interest	96,528	965	501,121	—	—	—	502,086
Issuance of stock under EP Agreement	13,355	134	28,733	—	—	—	28,867
Issuance of stock for accounts payable settlement	129,603	1,296	487,972	—	—	—	489,268
Issuance of common stock	130,000	1,300	3,589,086	—	—	—	3,590,386
Prefunded warrant exercise	279,310	2,793	(2,778)	—	—	—	15
Stock compensation expense	—	—	348,308	—	—	—	348,308
Net loss	—	—	—	—	(3,858,693)	(689,077)	(4,547,770)
SG DevCorp equity transactions	—	—	—	—	—	1,437,043	1,437,043
Balance at June 30, 2024	1,747,992	$17,480	$75,400,798	$(92,396)	$(84,459,662)	$4,344,505	$(4,789,275)

Balance at December 31, 2023	881,387	$8,814	$68,555,050	$(92,396)	$(75,930,805)	$1,124,478	$(6,334,859)
Stock-based compensation and issuance of RSU’s	38,934	389	526,947	—	—	—	527,336
Cashless warrant exercise	290,699	2,907	(2,892)	—	—	—	15
Issuance of common stock and warrants for debt issuance	15,000	150	251,211	—	—	—	251,361
Common stock deemed dividend	—	—	670,881	—	(670,881)	—	—
Issuance of common stock from warrant inducement	94,932	949	493,264	—	—	—	494,213
Conversion of debt and interest	154,155	1,542	800,545	—	—	—	802,087
Factional share adjustment	(73)	(1)	1	—	—	—	—
Issuance of common stock under EP Agreement	13,355	134	28,733	—	—	—	28,867
Issuance of stock for accounts payable settlement	129,603	1,296	487,972	—	—	—	489,268
SG DevCorp equity transactions	—	—	—	—	—	5,166,849	5,166,849
Issuance of common stock	130,000	1,300	3,589,086	—	—	—	3,590,386
Net loss	—	—	—	—	(7,857,976)	(1,946,822)	(9,804,798)
Balance at June 30, 2024	1,747,992	$17,480	$75,400,798	$(92,396)	$(84,459,662)	$4,344,505	$(4,789,275)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	$0.01 Par Value Common Stock		Additional Paid-in	Treasury	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Stock	Deficit	Interests	Equity
Balance at March 31, 2023	715,130	$7,151	$57,740,899	$(49,680)	$(44,947,708)	$(429,024)	$12,321,638
Stock-based compensation	—	—	2,554,262	—	—	—	2,554,262
Treasury stock	—	—	—	(42,716)	—	—	(42,716)
Issuance of restricted stock units	83,176	832	(832)	—	—	—	—
Common stock issued for services	2,500	25	47,475	—	—	—	47,500
Noncontrolling interest distribution	—	—	—	—	—	—	—
Net loss	—	—	—	—	(5,555,524)	—	(5,555,524)
Balance at June 30, 2023	800,806	$8,008	$60,341,804	$(92,396)	$(50,503,232)	$(429,024)	$9,325,160

Balance at December 31, 2022	630,699	$6,307	$56,293,810	$(49,680)	$(41,428,268)	$(382,607)	$14,439,562
Stock-based compensation	—	—	3,210,631	—	—	—	3,210,631
Issuance of restricted common stock	14,376	144	437,181	—	—	—	437,325
Issuance of restricted stock units	150,731	1,507	(1,507)	—	—	—	—
Common stock issued for services	2,500	25	47,475	—	—	—	47,500
Issuance of warrants and restricted common stock	2,500	25	354,214	—	—	—	354,239
Noncontrolling interest distribution	—	—	—	—	—	(46,417)	(46,417)
Treasury stock	—	—	—	(42,716)	—	—	(42,716)
Net loss	—	—	—	—	(9,074,964)	—	(9,074,964)
Balance at June 30, 2023	800,806	$8,008	$60,341,804	$(92,396)	$(50,503,232)	$(429,024)	$9,325,160

The accompanying notes are an integral part of these condensed consolidated financial statements.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	For the Six Months Ended June 30, 2024	For the Six Months Ended June 30, 2023
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(9,804,798)	$(9,074,964)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	85,034	184,964
Amortization of intangible assets	6,834	93,410
Amortization of deferred license costs	30,589	20,393
Amortization of debt issuance costs and debt discount	1,612,377	411,811
Amortization of right of use asset	761,767	428,934
Common stock issued for services	—	484,825
SG DevCorp equity transactions	2,846,013	—
Interest income on long-term note receivable	—	(18,699)
Stock-based compensation	527,336	3,210,631
Changes in operating assets and liabilities:
Accounts receivable	(181,602)	634,195
Contract assets	(102,256)	(835,925)
Inventories	(66,890)	(357,575)
Prepaid expenses and other current assets	293,112	(239,441)
Intangible assets	(211,651)	(92,005)
Accounts payable and accrued expenses	157,720	3,016,961
Contract liabilities	370,396	(268,479)
Lease liability	(942,264)	(653,213)
Assumed liability	—	15,000
Net cash used in operating activities	(4,618,283)	(3,039,177)

Cash flows from investing activities:
Purchase of property, plant and equipment	(8,229)	(526,324)
Cash from business combination	1,082	—
Project development costs	(184,991)	(117,682)
Investment in and advances to equity affiliates	—	(25,000)
Net cash used in investing activities	(192,138)	(669,006)

Cash flows from financing activities:
Repayment of short term notes payable	(1,588,001)	(2,500,000)
Proceeds from short-term notes payable and warrants, net of debt issuance costs	3,284,277	6,609,512
Proceeds from long-term notes payable	—	706,359
Purchase of treasury stock	—	(42,716)
Proceeds from warrant inducement	494,213	—
Prefunded warrant exercise	15	—
Issuance of common stock	3,619,253	—
Distribution paid to non-controlling interest	—	(46,417)
Net cash provided by financing activities	5,809,757	4,726,738

Net increase in cash and cash equivalents	999,336	1,018,555

Cash and cash equivalents - beginning of period	17,448	582,776

Cash and cash equivalents - end of period	$1,016,784	$1,601,331

Supplemental disclosure of non-cash investing and financing activities:
Cashless warrant exercise	$114	$—
Fractional common share adjustment	$1	$—
Common stock deemed dividend	$670,881	$—
Conversion of short-term notes payable to common stock	$1,872,742	$—
Prepaid interest for short-term notes payable	$1,000,000	$—
Common stock issuance for asset acquisition	$228,360	$—
Common stock issuance for accounts payable settlement	$489,268	$—
Assets and liabilities acquired in business combination:
Intangible assets	$100,468	$—
Goodwill	$1,810,787	$—
Accounts payable and accrued expenses	$532,337	$—
Contingent consideration payable	$945,000	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Description of Business

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

The Company operates in the following four segments: (i) construction; (ii) medical; (ii) real estate development; and (iv) environmental. The construction segment designs and constructs modular structures built in the Company’s factories. In the medical segment, the Company uses its modular technology to (i) provide turnkey solutions to medical testing and treatment and generate revenue from the medical testing and point of care treatment in our medical suites and (ii) sell and lease medical suites and privacy pods. The Company’s real estate development segment consists of SG DevCorp (as defined below), our majority owned subsidiary, which builds innovative and green single or multifamily projects in underserved regions nationally using modules (“Modules”) built in one of the Company’s vertically integrated factories. The environmental segment consists of a sustainable medical and waste management solution that collects waste and treats waste for safe disposal.

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

Medical

As of January 2021 and through the fourth quarter of 2021, the Company’s consolidated financial statements include the accounts of Chicago Airport Testing LLC (“CAT”). The Company had a variable interest in CAT as described further below. CAT is in the business of marketing, selling, distributing, leasing and otherwise commercially exploiting certain products and services in the COVID-19 testing and other medical industry. In addition, during March 2023, the Company formed Safe and Green Medical Corporation. (“SG Medical”). The Company also entered into a joint venture with Clarity Lab Solutions LLC., to provide clinical lab testing related to COVID-19 which ceased activities in 2023.

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

Reverse Stock Split

On May 2, 2024, the Company effected a 1-for-20 reverse stock split of its then-outstanding common stock (“May Stock Split”). All share and per share amounts set forth in the consolidated financial statements of the Company have been retroactively restated to reflect the 1-for-20 reverse stock split as if it had occurred as of the earliest period presented and unless otherwise stated, all other share and per share amounts for all periods presented in this Quarterly Report on Form 10-Q for the period ended June 30, 2024 have been adjusted to reflect the reverse stock split effected in May 2024.

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

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

3.	Liquidity

As of June 30, 2024, the Company had cash and cash equivalents of $1,016,784 and a backlog of $4,079,790. See Note 13 for a discussion of construction backlog. Based on its conversations with key customers, the Company anticipates its backlog to convert to revenue over the following period:

2024
Within 1 year	$4,079,790
Total Backlog	$4,079,790

The Company has incurred losses since its inception, has negative working capital of $14,912,769 as of June 30, 2024 and has negative operating cash flows, which has raised substantial doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of the uncertainty concerning the Company’s ability to continue as a going concern.

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

4.	Summary of Significant Accounting Policies

Basis of presentation and principals of consolidation – The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 8 Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. The condensed financial statements and notes should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2023 included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the Securities and Exchange Commission on May 7, 2024. In the opinion of management, all adjustments, consisting of normal accruals, considered necessary for a fair presentation of the interim financial statements have been included. Results for the six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

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

Disaggregation of Revenues

The Company’s revenues are primarily derived from construction related to Modules projects. The Company's contracts are with customers in various industries. Revenue recognized at a point in time and recognized over time were $91,978 and $2,179,369, respectively, for the six months ended June 30, 2024. Revenue recognized at a point in time and recognized over time were $0 and $10,600,990, respectively, for the six months ended June 30, 2023. Revenue recognized at a point in time and recognized over time were $42,162 and $1,211,254, respectively, for the three months ended June 30, 2024. Revenue recognized at a point in time and recognized over time were $0 and $5,097,055, respectively, for the three months ended June 30, 2023.

The following tables provide further disaggregation of the Company’s revenues by categories:

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

4.	Summary of Significant Accounting Policies (continued)

	Three Months Ended June 30,
Revenue by Customer Type	2024		2023
Construction and Engineering Services:
Hotel/Hospitality	$149,961	12%	$10,525	—%
Office	1,061,293	85%	5,086,530	100%
Subtotal	1,211,254	97%	5,097,055	100%
SG DevCorp sales:
Real estate commissions	42,162	3%	—	—%
Total revenue by customer type	$1,253,416	100%	$5,097,055	100%

	Six Months Ended June 30,
Revenue by Customer Type	2024		2023
Construction and Engineering Services:
Hotel/Hospitality	$181,719	8%	$44,201	—%
Office	1,997,650	88%	10,556,789	100%
Subtotal	2,179,369	96%	10,600,990	100%
SG DevCorp sales:
Real estate commissions	91,978	4%	—	—%
Total revenue by customer type	$2,271,347	100%	$10,600,990	100%

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

For acquisitions of assets that do not constitute a business, any assets and liabilities acquired are recognized at their cost based upon their relative fair value of all asset and liabilities acquired.

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

On June 24, 2021, the Company's subsidiary, SG DevCorp, entered into an operating agreement with Jacoby Development for a 10% non-dilutable equity interest for JDI-Cumberland Inlet, LLC (“Cumberland”). The Company contributed $3,000,000 for its 10% equity interest. During the six months ended June 30, 2024, the Company contributed an additional $25,000. The purpose of JDI-Cumberland Inlet, LLC is to develop a waterfront parcel in a mixed-use destination community.  The Company has determined it is not the primary beneficiary of JDI-Cumberland Inlet, LLC and thus will not consolidate the activities in its consolidated financial statements. The Company will use the equity method to report the activities as an investment in its consolidated financial statements.

During the six months ended June 30, 2024 and 2023, Norman Berry and Cumberland did not have any material earnings or losses as the investments are in development. In addition, management believes there was no impairment as of June 30, 2024.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

4.	Summary of Significant Accounting Policies (continued)

The approximate combined financial position of the Company’s equity affiliates is summarized below as of June 30, 2024 and December 31, 2023:

Condensed balance sheet information:	June 30, 2024	December 31, 2023
	(Unaudited)	(Unaudited)
Total assets	$39,975,000	$39,800,000
Total liabilities	$9,800,000	$9,700,000
Members’ equity	$30,175,000	$30,100,000

Cash and cash equivalents – The Company considers cash and cash equivalents to include all short-term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less upon acquisition. Cash and cash equivalents totaled $1,016,784 and $17,448 as of June 30, 2024, and December 31, 2023, respectively.

Short-term investment – The Company classifies investments consisting of a certificate of deposit with a maturity greater than three months but less than one year as short-term investment.  The Company had no short-term investment as of June 30, 2024 or December 31, 2023, respectively.

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

Inventory – Raw construction materials (primarily shipping containers and fabrication materials) are valued at the lower of cost (first-in, first-out method) or net realizable value. Finished goods and work-in-process inventories are valued at the lower of cost or net realizable value, using the specific identification method. Medical equipment and COVID-19 test and testing supplies are valued at the lower of cost, (first-in, first-out method) or net realizable value. As of June 30, 2024 and December 31, 2023, there was inventory of $223,402 and $156,512, respectively, for construction materials.

Goodwill – The Company performs its impairment test of goodwill at the reporting unit level each fiscal year, or more frequently if events or circumstances change that would more likely than not reduce the fair value of its reporting unit below its carrying values. The Company performs a goodwill impairment test by comparing the fair value of the reporting unit with its carrying value and recognizes an impairment charge for the amount by which the carrying value exceeds the fair value, not to exceed the total amount of goodwill. The amount by which the carrying value of the goodwill exceeds its implied fair value, if any, is recognized as an impairment loss. There were no impairments during the six months ended June 30, 2024 or 2023.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

4.	Summary of Significant Accounting Policies (continued)

Intangible assets – Intangible assets consist of $68,344 of trademarks, and $27,510 of website costs that are being amortized over 5 years. The Company evaluated intangible assets for impairment during the year ended December 31, 2023 and determined that there was an $1,880,547 impairment loss for the year ended December 31, 2023 relating to intangible assets of proprietary knowledge and technology. The amortization expense for the six months ended June 30, 2024 and 2023 was $6,834 and $47,291, respectively. The accumulated amortization as of June 30, 2024 and December 31, 2023 was $56,558 and $2,852,929, respectively. The remaining balance of the Company’ intangible assets is comprised of software development costs which are not yet placed in service.

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

On April 25, 2024, SG DevCorp entered into a Commercial Contract (the “Contract of Sale”) with Lithe Development Inc., a Texas corporation (“Lithe”), to sell the Lago Vista Property for $5.825 million. The Contract of Sale provides that the closing of the sale to Lithe of the Lago Vista Property is expected to occur after a 70-day due diligence period and a subsequent 30-day closing period.

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

With respect to receivables, concentrations of credit risk are limited to a few customers in the construction industry. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers other than normal lien rights. At June 30, 2024 and December 31, 2023, 100% of the Company’s gross accounts receivable were due from four and three customers, respectively.

Revenue relating to three and two customers represented approximately 73% and 96%, respectively, of the Company's total revenue for the three months ended June 30, 2024 and 2023, respectively. Revenue relating to four and one customers represented approximately 88% and 96% of the Company's total revenue for the six months ended June 30, 2024 and 2023, respectively.

There were no vendors representing 10% or more of the Company’s total cost of revenue for the three and six months ended June 30, 2024 and 2023. The Company believes it has access to alternative suppliers, with limited disruption to the business, should circumstances change with its existing suppliers.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

5.	Accounts Receivable

At June 30, 2024 and December 31, 2023, the Company’s accounts receivable consisted of the following:

	2024	2023
Billed:
Construction services	$495,743	$819,887
Total gross receivables	495,743	819,887
Less: allowance for credit losses	(131,388)	(637,134)
Total net receivables	$364,355	$182,753

Receivables are evaluated for collectability and allowances for potential losses are established or maintained on applicable receivables.

6.	Contract Assets and Contract Liabilities

Costs and estimated earnings on uncompleted contracts, which represent contract assets and contract liabilities, consisted of the following at June 30, 2024 and December 31, 2023:

	2024	2023
Costs incurred on uncompleted contracts	$1,300,383	$20,213,733
Provision for loss on uncompleted contracts	—	—
Estimated earnings to date on uncompleted contracts	(376,181)	(968,040)
Gross contract assets	924,202	19,245,693
Less: billings to date	(2,548,595)	(20,601,946)
Net contract assets/(liabilities) on uncompleted contracts	$(1,624,393)	$(1,356,253)

The above amounts are included in the accompanying condensed consolidated balance sheets under the following captions at June 30, 2024 and December 31, 2023.

	2024	2023
Contract assets	$113,001	$10,745
Contract liabilities	(1,737,394)	(1,366,998)
Net contract liabilities	$(1,624,393)	$(1,356,253)

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

Property, plant and equipment are stated at cost less accumulated depreciation and amortization and depreciated using the straight-line method over their useful lives. At June 30, 2024 and December 31, 2023, the Company’s property, plant and equipment, net consisted of the following:

	2024	2023
Computer equipment and software	$103,327	$102,325
Furniture and other equipment	271,798	271,798
Leasehold improvements	15,400	17,280
Equipment and machinery	952,571	943,464
Automobiles	4,638	4,638
Building held for leases	196,416	196,416
Land	1,190,655	1,190,655
Building	969,188	969,188
Construction in progress	2,397,659	2,397,659
Property, plant and equipment	6,101,652	6,093,423
Less: accumulated depreciation	(596,056)	(511,022)
Property, plant and equipment, net	$5,505,596	$5,582,401

Depreciation expense for the three months ended June 30, 2024 and 2023 amounted to $42,297 and $92,771, respectively. Depreciation expense for the six months ended June 30, 2024 and 2023 amounted to $85,034 and $184,964 respectively.

8.	Notes Receivable

On January 21, 2020, pursuant to that certain Loan Agreement and Promissory Note, dated October 3, 2019 (the “CPF GP Loan Agreement”), as amended on October 15, 2019 and November 7, 2019, by and between CPF GP 2019-1 LLC (“CPF GP”) and the Company, CPF GP issued to the Company a promissory note in the principal amount of $400,000 (the “Company Note”) and issued to Paul Galvin, the Company’s Chairman and CEO, a promissory note in the principal amount of $100,000 (the “Galvin Note”).  The Company Note and Galvin Note bear interest at five percent (5%) per annum, payable, together with the unpaid principal amount of the promissory notes, on the earlier of the July 31, 2023 maturity date or upon the liquidation, redemption sale or issuance of a dividend upon CPF GP’s limited liability company interests in CPF MF 2019-1 LLC, a Texas limited liability company of which CPF GP is the general partner (“CPF MF”); provided, that the terms of the Galvin Note provide that all interest payments due to Mr. Galvin under the Galvin Note shall be paid directly to, and for the benefit of, the Company.During the year ended December 31, 2022, the Galvin Note was assigned to the Company and the principal amount of $100,000 was paid to Mr. Galvin.

On April 15, 2020, pursuant to the CPF GP Loan Agreement, CPF GP issued to the Company a promissory note in the principal amount of $250,000 (the “Company Note 2”). The Company Note 2 bears interest at five percent (5%) per annum, payable, together with the unpaid principal amount of the promissory notes, on the earlier of the July 31, 2023 maturity date or upon the liquidation, redemption sale or issuance of a dividend upon CPF GP’s limited liability company interests in CPF MF.

During the year ended December 31, 2023, the Company determined that the Company Note, the Galvin Note and the Company Note 2 were not collectible and recorded bad debts for the outstanding amounts, which resulted in a write off of principal of $750,000 and accrued interest of $129,418 during 2023.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

9.	Notes Payable

Lago Vista (“LV”) Note

On July 14, 2021, SG DevCorp issued a Real Estate Lien Note, in the principal amount of $2,000,000 (the “Short-Term Note”), secured by a Deed of Trust, dated July 14, 2021, on the Company’s 50 plus acre Lake Travis project site in Lago Vista, Texas and a related Assignment of Leases and Rents, dated July 8, 2021, for net loan proceeds of approximately  $1,948,234 after fees. The Short-Term Note has a term of one (1) year, provides for payments of interest only at a rate of twelve percent (12%) per annum and may be prepaid without penalty commencing nine (9) months after its issuance date. If the Short-Term Note is prepaid prior to nine (9) months after its issuance date, a 0.5% prepayment penalty is due. On July 14, 2022, the Company entered into a renewal and extension of the Short-Term Note, with a maturity date of January 14, 2023 and all other terms remaining the same.

On September 8,2022, the Company entered into a Second Real Estate Lien Note, in the principal amount of $500,000, with similar terms to the Short-Term Note (the “Second Short-Term Note”). The Second Short-Term Note has a maturity date of January 14, 2023.

On March 31, 2023, LV Peninsula Holding LLC (“LV Peninsula”), a Texas limited liability company and wholly owned subsidiary of SG DevCorp, pursuant to a Loan Agreement, dated March 30, 2023 (the “LV Peninsula Loan Agreement”), by and between LV Peninsula and Austerra Stable Growth Fund, LP (“Austerra”), issued a promissory note to Austerra in the principal amount of $5,000,000 (the “LV Note”), secured by a Deed of Trust and Security Agreement, dated March 30, 2023, on the Lake Travis project site in Lago Vista, Texas, a related Assignment of Contract Rights, dated March 30, 2023, on the project site in Lago Vista, Texas and McLean site in Durant, Oklahoma and a Mortgage, dated March 30, 2023 (“Mortgage”), on its site in Durant, Oklahoma.

The proceeds of the LV Note were used to pay off the Short-Term Note and Second Short-Term Note. The LV Note requires monthly installments of interest only and bears interest at the prime rate as published in the Wall Street Journal (8.0% as of June 30, 2024) plus five and 50/100 percent (5.5%), equaling 13.5% as of June 30, 2024; provided that in no event will the interest rate be less than a floor rate of 13.5%. The LV Peninsula obligations under the LV Note have been guaranteed by SG DevCorp pursuant to a Guaranty, dated March 30, 2023 (the “Guaranty”), and may be prepaid by LV Peninsula at any time without interest or penalty. The Company incurred $406,825 of debt issuance costs and remitted $675,000 in prepaid interest in connection with the LV Note. The LV Note had an original maturity date of April 1, 2024. On April 3, 2024, LV Peninsula, entered into a Modification and Extension Agreement, effective as of April 1, 2024 (the “Extension Agreement”), to extend to April 1, 2025 the maturity date of the LV Note. As consideration for the Extension Agreement, LV Peninsula agreed to pay an extension fee of $50,000. Additionally, the Extension Agreement provides for the LV Note’s interest rate to be increased to a fixed rate of 17.00%. In addition, pursuant to a loan agreement dated April 3, 2024 (the “2nd Lien Loan Agreement”), LV Peninsula issued a promissory note, in the principal amount of $1,000,000 (the “2nd Lien Note”), secured by a revised Deed of Trust and Security Agreement, dated April 3, 2024 (the “Revised Deed of Trust”) on the Company’s Lago Vista site, a Modification to Real Estate Mortgage, dated April 3, 2024 (“Mortgage Modification”), to the mortgage, dated March 30, 2023, on SG DevCorp’s McLean site in Durant, Oklahoma,. The 2nd Lien Note is subordinate to the LV Note. The 2nd Lien Note requires monthly installments of interest only, is due in full on April 1, 2025, bears interest at fixed rate of 17.00% and may be prepaid by LV Peninsula at any time without interest or penalty. LV Peninsula’s obligations under the 2nd Lien Note have been guaranteed by the SG DevCorp pursuant to a Guaranty, dated April 3, 2024.

Authority Loan Agreement

On October 29, 2021, SG Echo entered into a Loan Agreement (the “Authority Loan Agreement”) with the Durant Industrial Authority (the “Authority”) pursuant to which it issued to the Authority a non-interest bearing Forgivable Promissory Note in the principal amount of $750,000 (the “Forgivable Note”) in exchange for $750,000 to be used for renovation improvements related to the Company’s approximately 58,000 square-foot manufacturing facility in Durant, Oklahoma. The Forgivable Note is due on April 29, 2029 and guaranteed by the Company, provided that, if no event of default has occurred under the Forgivable Note or the Authority Loan Agreement, one-third (1/3) of the balance of the Forgivable Note will be forgiven on April 29, 2027, one-half (1/2) of the balance of the Forgivable Note will be forgiven on April 29, 2028, and the remainder of the balance of the Forgivable Note will be forgiven on April 29, 2029. The Loan Agreement includes a covenant by SG Echo to employ a minimum of 75 full-time employees in Durant, Oklahoma and pay them no less than 1.5 times the federal minimum wage, and provides SG Echo 24 months to comply with the provision.

St. Mary’s Site Promissory Note

In August 2022, SG DevCorp entered into a $148,300 promissory note (the “2022 Note”) with a lender in connection with the purchase of approximately 27 acres of land adjacent to the Cumberland Inlet Project from the Camden County Joint Development Authority. The 2022 Note bears annual interest at the rate of 9.75%, with interest payments due  monthly until its maturity on September 1, 2023.The 2022 Note is secured by the underlying property. During the year ended December 31, 2023, such note was extended for a period of one year. During March 2024, the note was modified and the principal amount was increased to $200,000.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

9.	Notes Payable (continued)

Peak One Transactions

On February 7, 2023, the Company closed a private placement offering (the “Peak One Offering”) of $1,100,000 in principal amount of the Company’s 8% convertible debenture (the “Debenture”) and a warrant (the “Peak Warrant”) to purchase up to 500,000 shares of the Company’s common stock (25,000 shares as adjusted for the May Stock Split), to Peak One Opportunity Fund, L.P. (“Peak One”). Pursuant to a Securities Purchase Agreement, dated February 7, 2023 (the “February 2023 Purchase Agreement”), by and between the Company and Peak One, the Debenture was sold to Peak One for a purchase price of $1,000,000, representing an original issue discount of ten percent (10%).  During the year ended December 31, 2023, Peak One converted $730,000 of its principal balance into 508,917 shares of common stock of the Company (25,446 shares as adjusted for the May Stock Split). Such conversion was within the terms of the agreement with no gains or losses recognized on the transactions.

In connection with the Peak One Offering, the Company paid $15,000 as a non-accountable fee to Peak One to cover its accounting fees, legal fees and other transactional costs incurred in connection with the transactions contemplated by February 2023 Purchase Agreement and issued 50,000 shares (2,500 shares as adjusted for the May Stock Split) of its common stock (the “Commitment Shares”) to Peak One Investments, LLC (“Peak One Investments”), the general partner of Peak One.

The Debenture matured twelve months from its date of issuance and bore interest at a rate of 8% per annum payable on the maturity date. The Debenture was convertible, at the option of the holder, at any time, into such number of shares of common stock of the Company equal to the principal amount of the Debenture plus all accrued and unpaid interest at a conversion price equal to $1.50 (the “Conversion Price”) ($30 as adjusted for the May Stock Split), subject to adjustment for any stock splits, stock dividends, recapitalizations and similar events and in the event the Company, at any time while the Debenture is outstanding, issues, sells or grants any option to purchase, or sells or grants any right to reprice, or otherwise disposes of, or issues common stock or other securities convertible into, exercisable for, or otherwise entitle any person the right to acquire, shares of common stock, other than with respect to an Exempt Issuance (as defined in the Debenture), at an effective price per share that is lower than the then Conversion Price. In the event of any such anti-dilutive event, the Conversion Price will be reduced at the option of the holder to such lower effective price of the dilutive event, subject to a floor price of $0.40 ($8 as adjusted for the May Stock Split), per share, unless and until the Company obtains shareholder approval for any issuance below such floor price.

During the year ended December 31, 2023 and during the six months ended June 30, 2024, Peak One converted the Debenture in full and received a total of 49,188 shares of the Company’s common stock.

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

The number of shares of the Company’s common stock that may be issued upon conversion of the Debenture and exercise of the Peak Warrant, and inclusive of the Commitment Shares and any shares issuable under and in respect of the February 2023 Purchase Agreement, is subject to an exchange cap (the “Exchange Cap”) of 19.99% of the outstanding number of shares of the Corporation’s common stock on the closing date, 2,760,675 shares (138,034 shares as adjusted for the May Stock Split), unless shareholder approval to exceed the Exchange Cap is approved.

The Company incurred $80,000 in debt issuance costs in connection with the Debenture. In addition, the initial fair value of the Peak Warrant amounted to $278,239 and the fair value of the restricted shares amounted to $76,000, both of which have been recorded as a debt discount and will be amortized over the effective rate method.

On November 30, 2023, SG DevCorp entered into a Securities Purchase Agreement (the “November 2023 Purchase Agreement”) with Peak One, pursuant to which SG DevCorp agreed to issue, in a private placement offering (the “November SGD Offering”) upon the satisfaction of certain conditions specified in the November 2023 Securities Purchase Agreement two debentures to Peak One in the aggregate principal amount of $1,200,000. The closing of the first tranche was consummated on November 30, 2023, and SG DevCorp issued an 8% convertible debenture in principal amount of $700,000 (the “Peak One Debenture”) to Peak One and a warrant (the “SGD Warrant #1”) to purchase up to 350,000 shares of SG DevCorp’s common stock to Peak One’s designee as described in the November 2023 Purchase Agreement. The Peak One Debenture was sold to Peak One for a purchase price of $630,000, representing an original issue discount of ten percent (10%). In connection with the November Offering, v paid $17,500 as a non-accountable fee to Peak One to cover its accounting fees, legal fees and other transactional costs incurred in connection with the transactions contemplated by the November 2023 Purchase Agreement and issued to Peak One and its designee an aggregate total of 100,000 shares of its common stock as described in the November 2023 Purchase Agreement.

Under the November 2023 Purchase Agreement, a closing of the second tranche may occur subject to the mutual written agreement of Peak One and SG DevCorp and satisfaction of the closing conditions set forth in the November 2023 Purchase Agreement at any time after January 29, 2024, upon which SG DevCorp would issue and sell to Peak One on the same terms and conditions a second 8% convertible debenture in the principal amount of $500,000.00 for a purchase price of $450,000, representing an original issue discount of 10%. On February 15, 2024, SG DevCorp, entered into an amendment (the “Amendment”) to the November 2023 Securities Purchase Agreement. The Amendment provides that the second tranche be separated into two tranches (the second and third tranche) wherein which SG DevCorp would issue in each tranche an 8% convertible debenture in the principal amount of $250,000 at a purchase price of $225,000. In addition, the Amendment provides that SG DevCorp will issue (i) 35,000 shares of SG DevCorp’s common stock on the closing of each of the second tranche and the third tranche as follows: 17,500 shares of common stock to Peak One’s designee as described in the Amendment and 17,500 shares of common stock to Peak One, as a commitment fee in connection with the issuance of the second debenture and the third debenture, respectively; (ii) a common stock purchase warrant to Peak One’s designee as described in the Amendment for the purchase of 125,000 shares of common stock on the closing of each of the second tranche and the third tranche; and (iii) pay $6,500 of Peak One’s non-accountable fees in connection with each of the second tranche and the third tranche.

The closing of the second tranche was consummated on February 16, 2024 and SG DevCorp issued an 8% convertible debenture in the principal amount of $250,000 (the “Second Debenture”) to Peak One and a warrant (the “SGD Warran #2t”) to purchase up to 125,000 shares of SG DevCorp’s common stock to Peak One’s designee as described in the Amendment. The Second Debenture was sold to Peak One for a purchase price of $225,000, representing an original issue discount of ten percent (10%). In connection with the closing of the second tranche, SG DevCorp paid $6,500 as a non-accountable fee to Peak One to cover its accounting fees, legal fees and other transactional costs incurred in connection with the second tranche and issued to Peak One and its designee an aggregate total of 35,000 shares of SG DevCorp’s common stock as described in the Amendment.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

9.	Notes Payable (continued)

The Second Debenture matures twelve months from its date of issuance and bears interest at a rate of 8% per annum payable on the maturity date. The Second Debenture is convertible, at the option of the holder, at any time, into such number of shares of common stock of SG DevCorp equal to the principal amount of the Second Debenture plus all accrued and unpaid interest at a conversion price equal to $2.14, subject to adjustment for any stock splits, stock dividends, recapitalizations and similar events, as well as anti-dilution price protection provisions that are subject to a floor price as set forth in the Second Debenture.

The Second Debenture is redeemable by SG DevCorp at a redemption price equal to 110% of the sum of the principal amount to be redeemed plus accrued interest, if any. While the Second Debenture is outstanding, if SG DevCorp receives cash proceeds of more than $1,500,000.00 (the “November 2023 SPA Minimum Threshold”) in the aggregate from any source or series of related or unrelated sources, SG DevCorp shall, within two business days of SG DevCorp’s receipt of such proceeds, inform the holder of such receipt, following which the holder shall have the right in its sole discretion to require SG DevCorp to immediately apply up to 50% of all proceeds received by SG DevCorp (from any source except with respect to proceeds from the issuance of equity or debt to officers and directors of SG DevCorp) after the November 2023 SPA Minimum Threshold is reached to repay the outstanding amounts owed under the Second Debenture.

The Second Debenture contains customary events of default. If an event of default occurs, until it is cured, Peak One may increase the interest rate applicable to the Second Debenture to the lesser of eighteen percent (18%) per annum and the maximum interest rate allowable under applicable law and accelerate the full indebtedness under the Second Debenture, in an amount equal to 110% of the outstanding principal amount and accrued and unpaid interest. The Second Debenture prohibits SG DevCorp from entering into a Variable Rate Transaction (as defined in the Second Debenture) until the Second Debenture is paid in full.

The SGD Warrant #2 expires five years from its date of issuance. The SGD Warrant #2 is exercisable, at the option of the holder, at any time, for up to 125,000 shares of common stock of SG DevCorp at an exercise price equal to $2.53, subject to adjustment for any stock splits, stock dividends, recapitalizations, and similar events, as well as anti-dilution price protection provisions that are subject to a floor price as set forth in the SGD Warrant #2. The SGD Warrant #2 provides for cashless exercise under certain circumstances.

Under the Amendment, a closing of the third tranche may occur subject to the mutual written agreement of Peak One and SG DevCorp and satisfaction of the closing conditions set forth in the November 2023 Purchase Agreement at any time after April 16, 2024.

Maxim acted as placement agent in connection with the November Offering. In connection with the closing of the second tranche, SG DevCorp paid a placement fee of $13,500 to Maxim. Assuming the third tranche is closed, a placement fee in an amount equal to $13,500 will be payable by SG DevCorp to Maxim upon closing of the third tranche.

On January 11, 2024, the Company entered into a Securities Purchase Agreement (the “January 2024 Purchase Agreement”) with Peak One, pursuant to which the Company agreed to issue, in a private placement offering (the “January Offering”), upon the satisfaction of certain conditions specified in the January 2024 Purchase Agreement, two debentures to Peak One in the aggregate principal amount of $1,300,000.

The closing of the first tranche was consummated on January 12, 2024 and the Company issued an 8% convertible debenture in the principal amount of $650,000 (the “Holdings Debenture”) to Peak One and a warrant (the “Peak Warrant #3”) to purchase up to 375,000 shares of the Company’s common stock (18,750 as adjusted for the May Stock Split) to Peak One’s designee, as described in the January 2024 Purchase Agreement. The Holdings Debenture was sold to Peak One for a purchase price of $585,000, representing an original issue discount of ten percent (10%). In connection with the January Offering, the Company paid $17,500 as a non-accountable fee to Peak One to cover its accounting fees, legal fees and other transactional costs incurred in connection with the transactions contemplated by the January 2024 Purchase Agreement and issued to Peak One and its designee an aggregate of 300,000 shares of its common stock 15,000 as adjusted for the May Stock Split) as provided in the January 2024 Purchase Agreement.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

9.	Notes Payable (continued)

The Holdings Debenture matures twelve months from its date of issuance and bears interest at a rate of 8% per annum payable on the maturity date. The Holdings Debenture is convertible, at the option of the holder, at any time, into such number of shares of common stock of the Company equal to the principal amount of the Holdings Debenture, plus all accrued and unpaid interest, at a conversion price equal to $0.46 (the “Conversion Price”) ($9.20 as adjusted for the May Stock Split), subject to adjustment for any stock splits, stock dividends, recapitalizations and similar events, as well as anti-dilution price protection provisions that are subject to a floor price as set forth in the Holdings Debenture.

The Holdings Debenture is redeemable by the Company at a redemption price equal to 110% of the sum of the principal amount to be redeemed plus accrued interest, if any. While the Holdings Debenture is outstanding, if the Company receives cash proceeds of more than $1,500,000 (the “January 2024 SPA Minimum Threshold”) in the aggregate from any source or series of related or unrelated sources, the Company shall, within two (2) business days of the Company’s receipt of such proceeds, inform Peak One of such receipt, following which Peak One shall have the right, in its sole discretion, to require the Company to immediately apply up to 50% of all proceeds received by the Company (from any source except with respect to proceeds from the issuance of equity or debt to officers and directors of the Company) after the January 2024 SPA Minimum Threshold is reached to repay the outstanding amounts owed under the Debenture.

The Peak Warrant #3 expires five years from its date of issuance. The Peak Warrant #3 is exercisable, at the option of the holder, at any time, for up to 375,000 of shares of common stock (18,750 as adjusted for the May Stock Split)  of the Company at an exercise price equal to $0.53 ($10.60 as adjusted for the May Stock Split), subject to adjustment for any stock splits, stock dividends, recapitalizations and similar events, as well as anti-dilution price protection provisions that are subject to a floor price as set forth in the Peak Warrant #3. The Peak Warrant #3 provides for cashless exercise under certain circumstances.

Maxim Group LLC (“Maxim”) acted as placement agent in the January Offering. In connection with the closing of the first tranche of the January Offering, the Company paid a placement fee of $40,950 to Maxim. Assuming the second tranche is closed, a placement fee in an amount equal to $40,950 will be payable by the Company to Maxim upon closing of the second tranche of the January Offering.

On April 29, 2024, SG DevCorp entered into a Securities Purchase Agreement, dated April 29, 2024 (the “April 2024 Purchase Agreement”) with Peak One, pursuant to which SG DevCorp agreed to issue, in a private placement offering upon the satisfaction of certain conditions specified in the April 2024 Purchase Agreement, three Debentures to Peak One in the aggregate principal amount of $1,200,000. The closing of the first tranche was consummated on April 29, 2024 and SG DevCorp issued an 8% convertible debenture in principal amount of $350,000 (the “First 2024 Debenture”) to Peak One and a warrant (the “First 2024 Warrant”) to purchase up to 262,500 shares of SG DevCorp’s common stock to Peak One’s designee as described in the April 2024 Purchase Agreement. The First 2024 Debenture was sold to Peak One for a purchase price of $315,000, representing an original issue discount of ten percent (10%). In connection with the closing of the first tranche, SG DevCorp paid $10,000 as a non-accountable fee to Peak One to cover its accounting fees, legal fees and other transactional costs and issued to Peak One and its designee an aggregate total of 80,000 shares of its common stock as commitment shares.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

9.	Notes Payable (continued)

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

Cash Advance Agreements

On May 16, 2023, SG Building entered into a Cash Advance Agreement (the "Cash Advance Agreement”) with Cedar Advance LLC (“Cedar”), pursuant to which SG Building sold to Cedar $710,500 of its future receivables for a purchase price of $500,000. Cedar is expected to withdraw $25,375 a week directly from SG Building until the $710,500 due to Cedar is paid in full. In the event of a default (as defined in the Cash Advance Agreement), Cedar, among other remedies, can demand payment in full of all amounts remaining due under the Cash Advance Agreement. SG Building’s obligations under the Cash Advance Agreement have been guaranteed by SG Echo.SG Building incurred $25,000 in debt issuance costs in connection with the Cash Advance Agreement. As of June 30, 2024 and December 31, 2023, there was no outstanding balance on this advance.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

9.	Notes Payable (continued)

On September 26, 2023, SG Building and Cedar entered into a second Cash Advance Agreement (the “Second Cash Advance Agreement”) pursuant to which SG Building sold to Cedar $1,171,500 of its future receivables for a purchase price of $825,000. Cedar is expected to withdraw $41,800 a week directly from SG Building, until the $1,171,500 due to Cedar is paid in full. In the event of a default (as defined in the Second Cash Advance Agreement), Cedar, among other remedies, can demand payment in full of all amounts remaining due under the Second Cash Advance Agreement. SG Building’s obligations under the Second Cash Advance Agreement have been guaranteed by SG Echo. As of June 30, 2024 and December 31, 2023, the outstanding balance was $0 and $424,454 on this advance, respectively.

On November 20, 2023, SG Building entered into a third Cash Advance Agreement (the “Third Cash Advance Agreement”) with Cedar pursuant to which SG Building sold to Cedar $511,200 of its future receivables for a purchase price of $360,000, less underwriting fees and expenses paid, for net funds provided of $342,200. Cedar is expected to withdraw $20,300 a week directly from SG Building until the $511,200 due to Cedar under the Third Cash Advance Agreement is paid in full. In the event of a default (as defined in the Third Cash Advance Agreement), Cedar, among other remedies, can demand payment in full of all amounts remaining due under the Third Cash Advance Agreement. SG Building ’s obligations under the Third Cash Advance Agreement have been guaranteed by SG Echo. As of June 30, 2024 and December 31, 2023, the outstanding balance was $0 and $302,817 on this advance, respectively.

On January 5, 2024, SG Building and SG Echo (together with SG Building, the “Merchants”) entered into a Cash Advance Agreement (the “January Cash Advance Agreement”) with Maison Capital Group (“Maison”) pursuant to which the Merchants sold to Maison $300,000 of their future receivables for a purchase price of $200,000, less underwriting fees and expenses paid, for net funds provided of $190,000.

Pursuant to the January Cash Advance Agreement, Maison is expected to withdraw $12,500 a week directly from the Merchants until the $300,000 due to Maison under the January Cash Advance Agreement is paid in full. In the event of a default (as defined in the January Cash Advance Agreement), Maison, among other remedies, can demand payment in full of all amounts remaining due under the January Cash Advance Agreement. The Merchants’ obligations under the January Cash Advance Agreement are secured by a security interest in all accounts, including without limitation, all deposit accounts, accounts-receivable, and other receivables, chattel paper, documents, equipment, general intangibles, instruments, and inventory, as those terms are defined by Article 9 of the Uniform Commercial Code, now or hereafter owned or acquired by any of them. In addition, SG Building’s obligations under the January Cash Advance Agreement have been guaranteed by SG Echo, and SG Echo’s obligations under the January Cash Advance Agreement have been guaranteed by SG Building Blocks. The amounts outstanding under the January Cash Advance Agreement may be prepaid by the Merchants at any time without penalty.

On January 29, 2024, SG Building entered into a Cash Advance Agreement (the “Fourth Cash Advance Agreement” and, together with the Cash Advance Agreement, the Second Cash Advance Agreement and the Third Cash Advance Agreement, the “Cedar Cash Advance Agreements”) with Cedar pursuant to which SG Building sold to Cedar $1,733,420 of its future receivables for a purchase price of $1,180,000, less underwriting fees and expenses paid and the repayment of prior amounts due Cedar, for net funds provided of $215,575.

Pursuant to the Fourth Cash Advance Agreement, Cedar is expected to withdraw $49,150 a week directly from SG Building until the $1,733,420 due to Cedar under the Fourth Cash Advance Agreement is paid in full. In the event of a default (as defined in the Fourth Cash Advance Agreement), Cedar, among other remedies, can demand payment in full of all amounts remaining due under the Fourth Cash Advance Agreement. SG Building’s obligations under the Fourth Cash Advance Agreement have been guaranteed by SG Echo.

On February 23, 2024, the Merchants entered into a Cash Advance Agreement (“February Cash Advance Agreement”) with Bridgecap Advance LLC (“Bridgecap”) pursuant to which the Merchants sold to Bridgecap $224,850 of their future receivables for a purchase price of $150,000, less underwriting fees and expenses paid, for net funds provided of $135,000.

Pursuant to the February Cash Advance Agreement, Bridgecap is expected to withdraw $2,248.50 a day directly from the Merchants until the $224,850 due to Bridgecap under the February Cash Advance Agreement is paid in full. In the event of a default (as defined in the February Cash Advance Agreement), Bridgecap, among other remedies (including penalties and fees) can demand payment in full of all amounts remaining due under the February Cash Advance Agreement. The Merchants’ obligations under the February Cash Advance Agreement are secured by a security interest in all accounts, including without limitation, all deposit accounts, accounts-receivable, other receivables, and proceeds therefrom, as those terms are defined by Article 9 of the Uniform Commercial Code, now or hereafter owned or acquired by any of them. The amounts outstanding under the February Cash Advance Agreement may be prepaid by the Merchants at any time without penalty.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

9.	Notes Payable (continued)

SouthStar Secured Note

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

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

9.	Notes Payable (continued)

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

Pursuant to a Cross-Default and Cross Collateralization Agreement, effective June 8, 2023, among SouthStar, SG Echo and the Company, SG Echo’s obligations under the Secured Note and Factoring Agreement are cross-defaulted and cross-collateralized such that any event of default under the Secured Note shall constitute an event of default under the Factoring Agreement at SouthStar’s election (and vice versa, any event of default under the Factoring Agreement shall constitute an event of default under the Secured Note at SouthStar’s election) and any collateral pledged to secure SG Echo’s obligations under the Secured Note shall also secure SG Echo’s obligations under the Factoring Agreement (and vice versa).

SG Echo incurred $70,120 in debt issuance costs in connection with the Secured Note.

BCV Loan Agreement

On June 23 2023, SG DevCorp, entered into a Loan Agreement (the “BCV Loan Agreement”) with a Luxembourg-based specialized investment fund, BCV S&G DevCorp (“BCV S&G”), for up to $2,000,000 in proceeds, of which it originally received $1,250,000. The BCV Loan Agreement provides that the loan provided thereunder will bear interest at 14% per annum and mature on December 1, 2024. The loan may be repaid by SG DevCo at any anytime following the twelve-month anniversary of its issue date. The loan is secured by 1,999,999 of our shares of SG DevCorp’s common stock (the “Pledged Shares”), which were pledged pursuant to an escrow agreement with SG DevCorp’s transfer agent, and which represent 19.99% of SG DevCorp’s outstanding shares. The fees associated with the issuance include $70,000 paid to BCV S&G for the creation of the BCV Loan Agreement and $27,500 payable to BCV S&G per annum for maintaining the BCV Loan Agreement. Additionally, $37,500 in broker fees has been paid to Bridgeline Capital Partners S.A. on the principal amount raised of $1,250,000 raised to date. The Company has paid $35,000 in debt issuance costs.

On August 16, 2023, SG DevCorp secured an additional $500,000 in bridge funding from BCV S&G under the BCV Loan Agreement.

The BCV Loan Agreement, as amended on August 25, 2023 and further amended on September 11, 2023, provided that if SG DevCorp’s shares of common stock were not listed on The Nasdaq Stock Market on before September 30, 2023 or if following such listing the total market value of the Pledged Shares falls below twice the face value of the loan, the loan would be further secured by SG DevCorp’s St. Mary’s industrial site, consisting of 29.66 acres and a proposed manufacturing facility in St. Mary’s, Georgia. Following the listing, the total market value of the Pledged Shares has fallen below twice the face value of the loan and SG DevCorp and BCV S&G are in discussions regarding alternatives.

Galvin Promissory Note

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

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

9.	Notes Payable (continued)

Leighton Line of Credit

On March 1, 2024, SG DevCorp entered into a credit agreement with the Bryan Leighton Revocable Trust Dated December 13th, 2023 (“Leighton”) pursuant to which Leighton agreed to provide SG DevCorp with a line of credit facility (the “Line of Credit”) up to the maximum amount of $250,000 from which SG DevCorp may draw down, at any time and from time to time, during the term of the Line of Credit. The maturity date of the Line of Credit is September 1, 2024. At any time prior to the maturity date, upon mutual written consent of the Company and Leighton, the maturity date may be extended for up to an additional six-month period. The advanced and unpaid principal of the Line of Credit from time to time outstanding will bear interest at a fixed rate per annum equal to 12.0% (the “Fixed Rate”). On the first day of each month, SG DevCorp will pay to Leighton interest, in arrears, on the aggregate outstanding principal indebtedness of the Line of Credit at the Fixed Rate. The entire principal indebtedness of the Line of Credit and any accrued interest thereon will be due and payable on the maturity date. In consideration for the extension of the Line of Credit, SG DevCorp issued 154,320 shares of SG DevCorp common stock to Leighton. The fair value of the shares issued to Leighton amounted to $125,000 and has been recorded as a debt discount and will be amortized over the effective rate method. As of June 30, 2024, SG DevCorp drew down $250,000 from the Line of Credit.

1800 Diagonal Note

On March 5, 2024, the Company issued a promissory note (the "1800 Diagonal Note”) in favor of 1800 Diagonal Lending LLC (“1800 Diagonal”) in the aggregate principal amount of $149,500 pursuant to a Securities Purchase Agreement, dated March 5, 2024 (the “SPA”).

The 1800 Diagonal Note was purchased by 1800 Diagonal for a purchase price of $130,000, representing an original issue discount of $19,500. A one-time interest charge of ten percent (10%) (the “Interest Rate”) will be applied on the issuance date to the Principal. Under the terms of the 1800 Diagonal Note, beginning on April 15, 2024, the Company is required to make nine monthly payments of accrued, unpaid interest and outstanding principal, subject to adjustment, in the amount of $18,272,23. The Company shall have a five business day grace period with respect to each payment. Any amount of principal or interest on this 1800 Diagonal Note which is not paid when due will bear interest at the rate of  22% per annum from the due date thereof until the same is paid (“Default Interest”). The Company has right to accelerate payments or prepay in full at any time with no prepayment penalty.

Among other things, an event of default  will be deemed to have occurred if the Company fails to pay the principal or interest when due on the 1800 Diagonal Note, whether at maturity, upon acceleration or otherwise, if bankruptcy or insolvency proceedings are instituted by or against the Company or if the Company fails to maintain the listing of its common stock on The Nasdaq Stock Market. Upon the occurrence of an event of default, the 1800 Diagonal Note will become immediately due and payable and the Company will be obligated to pay to the Investor, in satisfaction of its obligations under the 1800 Diagonal Note, an amount equal to 200% times the sum of the then outstanding principal amount of the 1800 Diagonal Note plus accrued and unpaid interest on the unpaid principal amount of this 1800 Diagonal Note to the date of payment plus Default Interest, if any.

After an event of default, at any time following the six month anniversary of the 1800 Diagonal Note, 1800 Diagonal will have the right, to convert all or any part of the outstanding and unpaid amount of the 1800 Diagonal Note into shares of the Company’s common stock at a conversion price equal to the greater of $0.08 or 65% multiplied by the lowest closing bid price during the 10 trading days prior to the conversion date (representing a discount rate of 35%). The 1800 Diagonal Note may not be converted into shares of the Company’s common stock if the conversion would result in 1800 Diagonal and its affiliates owning an aggregate of in excess of 4.99% of the then outstanding shares of the Company’s common stock. In addition, unless the Company obtains shareholder approval of such issuance, the Company shall not issue a number of shares of its common stock under 1800 Diagonal Note, which when aggregated with all other securities that are required to be aggregated for purposes of Nasdaq Rule 5635(d), would exceed 19.99% of the shares of the Company’s common stock outstanding as of the date of definitive agreement with respect to the first of such aggregated transactions (the “Conversion Limitation”). Upon the occurrence of an event of default as a result of the Company being delisted from Nasdaq, the Conversion Limitation shall no longer apply.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

9.	Notes Payable (continued)

As of June 30, 2024 and December 31, 2023, long term notes payable consisted of the following:

	2024	2023
LV Note	$5,000,000	$5,000,000
2nd Lien Note	1,000,000	—
Authority Loan Agreement	750,000	750,000
2022 Note	200,000	148,300
Debenture	—	123,600
Peak One Debenture	—	700,000
Second Debenture	—	—
Third Debenture	150,000	—
Holdings Debenture	—	—
First 2024 Debenture	350,000	—
Second 2024 Debenture	350,000	—
Cedar Cash Advance Agreements	733,336	727,271
January Cash Advance Agreement	25,000	—
February Cash Advance Agreement	22,767	—
Secured Note	1,750,000	1,750,000
Overadvance	790,546	790,546
BCV Loan Agreement	1,750,000	1,750,000
Leighton Line of Credit	250,000	—
1800 Diagonal Note	99,667	—
Galvin Note Payable	23,000	75,000
	13,244,316	11,814,717
Less: Debt discount and debt issuance costs	(677,950)	(895,222)
	12,566,366	10,919,495
Less: current maturities	(10,103,921)	(8,472,080)
	$2,462,445	$2,447,415

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
10.	Business Combination and Acquisition of Assets

Majestic World Holdings

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
$1,880,000

As of June 30, 2024, the Company has not completed its measurement period with respect to the Majestic acquisition. The amounts above represent provisional amounts recorded at this time and are subject to adjustments once the measurement period has ended.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

10.	Business Combination (continued)

Below is a proforma condensed consolidated statement of operations for the six months ended June 30, 2024, as if the Company purchased Majestic as of January 1, 2024. A proforma condensed consolidated statement of operations for the six months ended June 30, 2024, is not presented because during that period there was no activity in Majestic.

For the Six Months Ended June 30, 2024
(Unaudited)
Revenue:
Sales	$163,970
Total	163,970

Operating expenses:
Payroll and related expenses	$2,611,732
General and administrative expenses	804,317
Marketing and business development expense	201,811
Total	3,617,860
Operating loss	(3,453,890)
Other expense:
Interest Expense	(1,631,814)

Net loss	$(5,085,704)

MyVONIA

As of May 6, 2024, the Company entered into an Asset Purchase Agreement (the “APA”) with Dr. Axely Congress to purchase all of the assets related to the artificial intelligence technology known as My Virtual Online Intelligent Assistant (“MyVONIA”). MyVONIA, an advanced artificial intelligence assistant, utilizes machine learning and natural language processing algorithms to provide users with human-like conversational interactions, tailored to their specific needs. MyVONIA does not require an app, or website but is accessible to subscribers via text messaging.

On June 6, 2024, the Company completed the acquisition of all of the assets related to MyVONIA pursuant to the APA. The purchase price for MyVONIA is up to 500,000 shares of the Company’s common stock. Of such shares, 200,000 shares of common stock were issued at the closing on June 6, 2024, with an additional 300,000 shares of common stock issuable upon the achievement of certain benchmarks. The purchase of MyVONIA was determined to be an acquisition of assets, of which intangible assets were acquired. The fair value of the purchase amounted to $228,360 which resulted from the 200,000 shares of common stock issued, and the estimated value of the contingent shares to be issued.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

11.	Leases

The Company leases an office, a manufacturing plant and certain equipment under non-cancellable operating lease agreements. The leases have remaining lease terms ranging from one year to ten years.

Supplemental balance sheet information related to leases is as follows:

Balance Sheet Location		June 30, 2024

Finance Leases
Right-of-use assets		$1,225,370

Current liabilities	Lease liability, current maturities	463,114
Non-current liabilities	Lease liability, net of current maturities	—
Total finance lease liabilities		$463,114

Weighted Average Remaining Lease Term
Finance leases		0.67 years
Weighted Average Discount Rate
Finance leases		3%

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

Anticipated future lease costs, which are based in part on certain assumptions to approximate minimum annual rental commitments under non-cancellable leases, are as follows:

Year Ending December 31:	Financing
2024 (remaining)	$334,112
2025	133,645
Total lease payments	467,757
Less: Imputed interest	4,643
Present value of lease liabilities	$463,114

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

12.	Net Income (Loss) Per Share

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

At June 30, 2024, there were options, restricted stock units and warrants of 1,822, 14,887 and 4,023,411, respectively, outstanding that could potentially dilute future net income per share. Because the Company had a net loss as of June 30, 2024, it is prohibited from including potential common shares in the computation of diluted per share amounts. Accordingly, the Company has used the same number of shares outstanding to calculate both the basic and diluted loss per share. At June 30, 2023, there were no restricted stock units and options and warrants of 1,822 and 126,251, respectively, outstanding that could potentially dilute future net income per share.

13.	Construction Backlog

The following represents the backlog of signed construction and engineering contracts in existence at June 30, 2024 and December 31, 2023, which represents the amount of revenue the Company expects to realize from work to be performed on uncompleted contracts in progress and from contractual agreements in effect at June 30, 2024 and December 31, 2023, respectively, on which work has not yet begun:

	2024	2023
Balance - beginning of period	$1,902,332	$6,810,762
New contracts and change orders during the period	4,430,208	11,614,650
Adjustments and cancellations, net	(73,381)	—
Subtotal	6,259,159	18,425,412
Less: contract revenue earned during the period	(2,179,369)	(16,523,080)
Balance - end of period	$4,079,790	$1,902,332

The Company’s remaining backlog as of June 30, 2024 represents the remaining transaction price of firm contracts for which work has not been performed and excludes unexercised contract options.

The Company expects to satisfy its backlog which represents the remaining unsatisfied performance obligation on contracts as of June 30, 2024 over the following period:

2024
Within 1 year	$4,079,790
1 to 2 years	—
Total Backlog	$4,079,790

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

Equity Purchase Agreement - On February 7, 2023, the Company entered into an Equity Purchase Agreement (the “EP Agreement”) and related Registration Rights Agreement (the “Rights Agreement”) with Peak One, pursuant to which the Company has the right, but not the obligation, to direct Peak One to purchase up to $10,000,000 (the “Maximum Commitment Amount”) in shares of the Company’s common stock in multiple tranches upon satisfaction of certain terms and conditions contained in the EP Agreement and Rights Agreement which includes but is not limited to filing a registration statement with the Securities and Exchange Commission and registering the resale of any shares sold to Peak One. Further, under the EP Agreement and subject to the Maximum Commitment Amount, the Company has the right, but not the obligation, to submit a Put Notice (as defined in the EP Agreement) from time to time to Peak One (i) in a minimum amount not less than $25,000 and (ii) in a maximum amount up to the lesser of ( (a) $750,000 or (b) 200% of the Average Daily Trading Value (as defined in the EP Agreement).

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

14.	Stockholders’ Equity (continued)

In connection with the EP Agreement, the Company issued to Peak One Investments, 75,000 shares of its common stock, and agreed to file a registration statement registering the common stock issued or issuable to Peak One and Peak One Investments under the Agreement for resale with the Securities and Exchange Commission within 60 calendar days of the Agreement, as more specifically set forth in the Rights Agreement. The registration statement was declared effective on April 14, 2023

The obligation of Peak One to purchase the Company’s common stock under the EP Agreement began on the date of the EP Agreement, and ends on the earlier of (i) the date on which Peak One shall have purchased common stock pursuant to the EP Agreement equal to the Maximum Commitment Amount, (ii) thirty six (36) months after the date of the EP Agreement, (iii) written notice of termination by the Company or (iv) the Company’s bankruptcy or similar event (the “Commitment Period”), all subject to the satisfaction of certain conditions set forth in the EP Agreement.

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

During the six months ended June 30, 2023, the Company issued 13,355 shares of common stock under the EP Agreement for $28,867.

Issuance of common stock and warrants for debt issuance – During the six months ended June 30, 2024 the Company issued 15,000 shares of common stock and warrants for issuances of debt. The value of the shares and warrants amounted to $251,361.

Restricted Stock Units – During the six months ended June 30, 2024 the Company issued 38,934 shares of common stock with a value of $527,336 for vested restricted stock units.

Conversion – During the six months ended June 30, 2024 Peak One converted $802,067 of its principal balance and accrued interest into 154,155 shares of common stock of the Company. Such conversion was within the terms of the agreement with no gains or losses recognized on the transactions.

Warrant exercise – During the six months ended June 30, 2024 11,389 shares of common stock were issued resulting from cashless warrant exercises.

Settlement of accounts payable – During the six months ended June 30, 2024, 129,603 shares of common stock were issued resulting from the settlement of accounts payable in the amount of $489,268.

Noncontrolling interest – During the six months ended June 30, 2024 SG DevCorp recorded $5,166,849 of additional equity transactions which related to transactions in its own stock from debt issuances to third parties.

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

Maxim served as the Company’s financial advisor in connection with the transactions described in the Inducement Agreement, and the Company paid Maxim (i) a cash fee equal to 7.0% of the aggregate gross proceeds received from the Holder upon exercise of the Existing Warrants and the exercise of the New Warrants, and (ii) $10,000 for legal fees and other out-of-pocket expenses.

May 2024 Private Placement - On May 3, 2024, the Company entered into a Securities Purchase Agreement (the “May Securities Purchase Agreement”) for a private placement (the “Private Placement”) with a single accredited institutional investor (the “Purchaser”). Pursuant to the Securities Purchase Agreement, the Purchaser agreed to purchase 130,000 shares (the “Shares”) of the Company’s common stock, par value $0.01 per share (the “Common Stock”), and pre-funded warrants to purchase 1,249,310 shares of Common Stock in lieu thereof (the “Pre-Funded Warrants”) and common warrants (the “Common Warrants”) to purchase up to 2,758,620 shares of Common Stock. Pursuant to the May Securities Purchase Agreement, the combined offering price of each Share and Common Warrant was set at $2.90 and the combined offering price of each Pre-Funded Warrant and Common Warrant was set at $2.8999. The Shares, the Pre-Funded Warrants, the Common Warrants and the shares of Common Stock issuable upon exercise of the Pre-Funded Warrants and Common Warrants are collectively referred to herein as the “Securities.”

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

14.	Stockholders’ Equity (continued)

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

The Private Placement closed on May 7, 2024. The Company received net proceeds from the Private Placement of $3,590,386. Additionally, during the six months ended June 30, 2023, 279,310 prefunded warrants were exercised.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

15.	Segments and Disaggregated Revenue

	Construction	Medical	Development	Corporate and support	Consolidated
Six Months Ended June 30, 2024
Revenue	$2,179,369	$—	$91,978	$—	$2,271,347
Cost of revenue	1,739,232	—	—	—	1,739,232
Operating expenses	91,814	85,960	3,496,628	3,683,979	7,358,381
Operating loss	348,323	(85,960)	(3,404,650)	(3,683,979)	(6,826,266)
Other income (expense)	(187,908)	—	(1,631,814)	(1,158,810)	(2,978,532)
Income (loss) before income taxes	160,415	(85,960)	(5,036,464)	(4,842,789)	(9,804,798)
Common stock deemed dividend	—	—	—	(670,881)	(670,881)
Net income attributable to non-controlling interest	—	—	1,946,822	—	1,946,822
Net income (loss) attributable to common stockholders of Safe & Green Holdings Corp.	$160,415	$(85,960)	$(3,089,642)	$(5,513,670)	$(8,528,857)

Total assets	$5,479,525	$1,406	$12,654,236	$2,793,342	$20,928,509
Depreciation and amortization	$81,547	$—	$—	$3,487	$85,034
Capital expenditures	$7,873	$—	$—	$—	$7,873

	Construction	Medical	Development	Corporate and support	Consolidated
Six Months Ended June 30, 2023
Revenue	$10,600,990	$—	$—	$—	$10,600,990
Cost of revenue	10,636,832	—	—	—	10,636,832
Operating expenses	176,987	897	1,217,376	7,439,825	8,835,085
Operating income (loss)	(212,829)	(897)	(1,217,376)	(7,439,825)	(8,870,927)
Other income (expense)	252,193	—	(475,046)	18,816	(204,037)
Income (loss) before income taxes	39,364	(897)	(1,692,422)	(7,421,009)	(9,074,964)
Net income attributable to non-controlling interest	—	—	—	—	—
Net income (loss) attributable to common stockholders of Safe & Green Holdings Corp.	$39,364	$(897)	$(1,692,422)	$(7,421,009)	$(9,074,964)

Total assets	$10,546,140	$(897)	$(10,929,782)	$6,383,877	$5,999,338
Depreciation and amortization	$710,578	$—	$—	$—	$710,578
Capital expenditures	$—	$—	$—	$—	$—

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

15.	Segments and Disaggregated Revenue (continued)

	Construction	Medical	Development	Corporate and support	Consolidated
Three Months Ended June 30, 2024
Revenue	$1,211,254	$—	$42,162	$—	$1,253,416
Cost of revenue	1,094,249	—	—	—	1,094,249
Operating expenses	91,281	50,076	945,136	1,866,481	2,952,974
Operating income (loss)	25,724	(50,076)	(902,974)	(1,866,481)	(2,793,807)
Other income (expense)	(137,955)	—	(1,065,819)	(550,189)	(1,753,963)
Income (loss) before income taxes	(112,231)	(50,076)	(1,968,793)	(2,416,670)	(4,547,770)
Common stock deemed dividend	—	—	—	—	—
Net income attributable to non-controlling interest	—	—	689,077	—	689,077
Net income (loss) attributable to common stockholders of Safe & Green Holdings Corp.	$(112,231)	$(50,076)	$(1,279,716)	$(2,416,670)	$(3,858,693)

Total assets	$5,479,525	$1,406	$12,654,236	$2,793,342	$20,928,509
Depreciation and amortization	$6,484	$—	$—	$1,807	$8,291
Capital expenditures	$—	$—	$—	$—	$—

	Construction	Medical	Development	Corporate and support	Consolidated
Three Months Ended June 30, 2023
Revenue	$5,097,055	$—	$—	$—	$5,097,055
Cost of revenue	5,063,425	—	—	—	5,063,425
Operating expenses	58,428	—	496,463	5,089,597	5,644,488
Operating income (loss)	(24,798)	—	(496,463)	(5,089,597)	(5,610,858)
Other income (expense)	233,629	—	(187,749)	9,454	55,334
Income (loss) before income taxes	208,831	—	(684,212)	(5,080,143)	(5,555,524)
Net income attributable to non-controlling interest	—	—	—	—	—
Net income (loss) attributable to common stockholders of Safe & Green Holdings Corp.	$208,831	$—	$(684,212)	$(5,080,143)	$(5,555,524)

Depreciation and amortization	$562,070	$—	$—	$—	$562,070
Capital expenditures	$—	$—	$—	$—	$—

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

16.	Warrants

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

In conjunction with the issuance of the Debenture in February 2023, the Company issued the Peak Warrant to purchase 500,000 shares of the Company's common stock (25,000 shares as adjusted for the May Stock Split).The Peak Warrant expires five years from its date of issuance. The Peak Warrant is exercisable, at the option of the holder, at any time, for up to 500,000 of shares of common stock (25,000 shares as adjusted for the May Stock Split), of the Company at an exercise price equal to $2.25 (the “Exercise Price”) ($45.00 as adjusted for the May Stock Split), subject to adjustment for any stock splits, stock dividends, recapitalizations and similar events and in the event the Company, at any time while the Peak Warrant is outstanding, issues, sells or grants any option to purchase, or sells or grants any right to reprice, or otherwise disposes of, or issues common stock or other securities convertible into, exercisable for, or otherwise entitle any person the right to acquire, shares of common stock, other than with respect to an Exempt Issuance (as defined in the Debenture), at an effective price per share that is lower than the then Exercise Price. In the event of any such anti-dilutive event, the Exercise Price will be reduced at the option of the holder to such lower effective price of the dilutive event, subject to a floor price of $0.40 per share ($8.00 as adjusted for the May Stock Split) unless and until the Company obtains shareholder approval for any issuance below such floor price. The initial fair value of the Peak Warrant amounted to $278,239 and was recorded, in combination with common stock issued above, as a debt discount of $354,329 at the time of issuance of the Debenture.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

16.	Warrants (continued)

In connection with the issuance of the Holdings Debenture in January 2024, the Company issued the “Peak Warrant” #3 to purchase up to 375,000 shares of the Company’s common stock (18,750 as adjusted for the May Stock Split) to Peak One’s designee, as described in the January 2024 Purchase Agreement. The PeakWarrant #3 expires five years from its date of issuance. The Peak Warrant #3 is exercisable, at the option of the holder, at any time, for up to 375,000 of shares of common stock (18,750 as adjusted for the May Stock Split) of the Company at an exercise price equal to $0.53 (the “Exercise Price”) ($10.60 as adjusted for the May Stock Split), subject to adjustment for any stock splits, stock dividends, recapitalizations and similar events, as well as anti-dilution price protection provisions that are subject to a floor price as set forth in the Peak Warrant #3. The Peak Warrant #3 provides for cashless exercise under certain circumstances. The initial fair value of the Peak Warrant #3 amounted to $109,161 and was recorded, in combination with common stock issued above, as a debt discount of $251,361 at the time of issuance of the Debenture.

In connection with the Private Placement in May 2024, the Company issued common warrants (the “Common Warrants”) to purchase up to 2,758,620 shares of the Company’s common stock . The Common Warrants are exercisable immediately following the date of issuance, have a term of five years from the effective date of the corresponding registration statement registering the shares of Company common stock and the shares of Company common stock issuable upon exercise of the Common Warrants and have an exercise price of $2.65 per share. A holder may not exercise any Common Warrants that would cause the aggregate number of shares of common stock beneficially owned by the holder to exceed 4.99% of the Company’s outstanding common stock immediately after exercise. The Common Warrants are subject to adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock and also upon any distributions for no consideration of assets to the Company’s stockholders. In the event of certain corporate transactions, the holders of the Common Warrants will be entitled to receive, upon exercise of the Common Warrants the kind and amount of securities, cash or other property that the holders would have received had they exercised the Common Warrants immediately prior to such transaction. The Common Warrants do not entitle the holders thereof to any voting rights or any of the other rights or privileges to which holders of common stock are entitled.

Warrant activity for the six months ended June 30, 2024 are summarized as follows:

Warrants	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding and exercisable - January 1, 2024	125,856	$93.60	2.75	-
Granted	4,285,508	5.69		-
Expired	(8)
Exercised	(387,945)
Outstanding and exercisable - June 30, 2024	4,023,411	$1.90	2.89	$-

The fair value of warrants granted during the six months ended June 30, 2024 were valued using a Black-Scholes Value model, with the following assumptions

Risk-free interest rate	3.9%
Contractual term	5 years
Dividend yield	0%
Expected volatility	98%
40

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

17.	Share-based Compensation

On October 26, 2016, the Company’s Board of Directors approved the issuance of up to 25,000 shares of the Company’s common stock (1,250 shares as adjusted for the May Stock Split), in the form of restricted stock or options (“2016 Stock Plan”). Effective January 30, 2017, the 2016 Stock Plan was amended and restated as the SG Blocks, Inc. Stock Incentive Plan, as further amended effective June 1, 2018 as further amended on July 30, 2020, as further amended on August 18, 2021 and as further amended effective October 5, 2023 (as amended, the “Incentive Plan”). The Incentive Plan authorizes the issuance of up to 8,625,000 shares of common stock (431,250 shares as adjusted for the May Stock Split). It authorizes the issuance of equity-based awards in the form of stock options, stock appreciation rights, restricted shares, restricted share units, other share-based awards and cash-based awards to non-employee directors and to officers, employees and consultants of the Company and its subsidiary, except that incentive stock options may only be granted to the Company’s employees and its subsidiary’s employees. The Incentive Plan expires on October 26, 2026, and is administered by the Company’s Compensation Committee of the Board of Directors. Each of the Company’s employees, directors, and consultants are eligible to participate in the Incentive Plan. As of June 30, 2024, there were — shares of common stock available for issuance under the Incentive Plan.

Stock-Based Compensation Expense

Stock-based compensation expense is included in the condensed consolidated statements of operations as follows:

	Six Months Ended June 30,
	2024	2023
Payroll and related expenses	$527,336	$3,210,631
Total	$527,336	$3,210,631

	Three Months Ended June 30,
	2024	2023
Payroll and related expenses	$348,308	$2,554,362
Total	$348,308	$2,554,362

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

17.	Share-based Compensation (continued)

Stock-Based Option Awards

The Company has issued no stock-based options during the six months ended June 30, 2024 or 2023.

Because the Company does not have significant historical data on employee exercise behavior, the Company uses the “Simplified Method” to calculate the expected life of the stock-based option awards granted to employees. The simplified method is calculated by averaging the vesting period and contractual term of the options.

The following table summarizes stock-based option activities and changes during the six months ended June 30, 2024 as described below:

	Shares	Weighted Average Fair Value Per Share	Weighted Average Exercise Price Per Share	Weighted Average Remaining Terms (in years)	Aggregate Intrinsic Value
Outstanding – December 31, 2023	1,822	496.00	1,574.20	—	—
Granted	—	—	—	—	—
Exercised	—	—	—	—	—
Cancelled	—	—	—	—	—
Outstanding – June 30, 2024	1,822	496.00	1,574.20	—	—
Exercisable – December 31, 2023	1,822	—	—	—	—
Exercisable – June 30, 2024	—	—	—	—	—

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

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

17.	Share-based Compensation (continued)

For the three months ended June 30, 2024 and 2023, the Company recognized stock-based compensation of $348,308 and $2,554,262 related to restricted stock units. For the six months ended June 30, 2024 and 2023, the Company recognized stock-based compensation of $527,336 and $3,210,631, respectively, related to restricted stock units. This expense is included in the payroll and related expenses, general and administrative expenses, and marketing and business development expense in the accompanying condensed consolidated statement of operations. As of June 30, 2024, there was  131,599 unrecognized compensation costs related to non-vested restricted stock units.

The following table summarized restricted stock unit activities during the six months ended June 30, 2024:

Number of Shares
Non-vested balance at January 1, 2024	—
Granted	201,590
Vested	(186,703)
Forfeited/Expired	—
Non-vested balance at June 30, 2024	14,887

18.	Commitments and Contingencies

Legal Proceedings

The Company is subject to certain claims and lawsuits arising in the normal course of business. The Company assesses liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. Where it is probable that the Company will incur a loss and the amount of the loss can be reasonably estimated, the Company records a liability in our consolidated financial statements. These legal accruals may be increased or decreased to reflect any relevant developments on a quarterly basis. Where a loss is not probable or the amount of the loss is not estimable, the Company does not record an accrual, consistent with applicable accounting guidance. Based on information currently available, advice of counsel, and available insurance coverage, the Company believes that the established accruals are adequate and the liabilities arising from the legal proceedings will not have a material adverse effect on the consolidated financial condition. However, in light of the inherent uncertainty in legal proceedings, there can be no assurance that the ultimate resolution of a matter will not exceed established accruals. As a result, the outcome of a particular matter or a combination of matters may be material to the results of operations for a particular period, depending upon the size of the loss or the income for that particular period.

1.) Pizzarotti Litigation - On or about August 10, 2018, Pizzarotti, LLC (“Pizzarotti”) filed a complaint against the Company and Mahesh Shetty, the Company’s former President and CFO, and others, seeking unspecified damages for an alleged breach of contract by the Company and another entity named Phipps & Co. (“Phipps”). The lawsuit was filed as Pizzarotti, LLC. v. Phipps & Co., et al., Index No. 653996/2018 and commenced in the Supreme Court of the State of New York for the County of New York. On or about April 1, 2019, Phipps filed cross-claims against the Company and Mr. Shetty asserting claims for indemnification, contribution, fraud, negligence, negligent misrepresentation, and breach of contract. The Company has likewise cross claimed against Phipps for indemnification and contribution, claiming that any damages to the Plaintiff were the result of the acts or omissions of Phipps and its principals.

Pizzarotti’s suit arose from a contract dated April 3, 2018 that it executed with Phipps whereby Pizzarotti, a construction manager, engaged Phipps to perform stone procuring and tile work at a construction project located at 161 Maiden Lane, New York 10038. Pizzarotti’s claims against the Company arise from a purported assignment agreement dated August 10, 2018, whereby Pizzarotti claims that the Company agreed to assume certain obligations of Phipps under a certain trade contract between Pizzarotti and Phipps. Phipps’ claims against the Company arise from a purported assignment agreement, dated as of May 30, 2018, among Pizzarotti, Phipps and the Company (the “Assignment Agreement”), pursuant to which, it is alleged, that the Company agreed to provide a letter of credit in connection with the sub-contracted work to be provided by Phipps to Pizzarotti.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

18.	Commitments and Contingencies (continued)

The Company believes that the Assignment Agreement was void for lack of consideration and moved to dismiss the case on those and other grounds. On June 17, 2020, the New York Supreme Court entered an order dismissing certain claims against the Company brought by cross claimant Phipps. Specifically, the court dismissed Phipps’ claims for indemnification, contribution, fraud, negligence and negligent misrepresentation. The court did not dismiss Phipps’ claim for breach of the Assignment Agreement. The issue of the validity of the Assignment Agreement, and the Company’s defenses to the claims brought by the plaintiff Pizzarotti and cross claimant Phipps, are being litigated. The Company maintains that the Assignment Agreement, to the extent valid and enforceable, was properly terminated and/or there are no damages, and, consequently, that the claims brought against the Company are without merit. The Company intends to continue to vigorously defend the litigation. The parties have engaged in written discovery but no depositions have been conducted as of yet. By motion dated February 24, 2021, Pizzarotti moved to stay the entire action pending the outcome of a separate litigation captioned Pizzarotti, LLC v. FPG Maiden Lane, LLC et. al., Index No. 651697/2019, involving some of the same parties (but excluding the Company). Phipps cross moved to consolidate the two actions. The Company opposed both motions. On April 26, 2021, the court denied both motions and directed the parties to meet and confer concerning the scheduling of depositions. On May 10, 2021, the parties jointly filed with the court a proposed order providing the completion of depositions of all parties and nonparties by September 30, 2021. On April 4, 2024, the court entered an order setting forth the following dates for the completion of the parties depositions: (1) deposition of plaintiff shall occur by May 31, 2024, (2) deposition of Phipps shall occur by June 30, 2024, (3) deposition of the Company shall occur by July 20, 2024, (4) deposition of Mr. Shetty shall occur by August 9, 2024, (5) deposition of FPG Maiden Lane, & J. Landau shall occur by August 30, 2024, and (6) depositions of non-parties shall occur by September 30, 2024. As of June 30,2024, the Company cannot estimate any potential loss.

2.) CPF GP 2019-1, LLC (“CPF GP”) Litigation – In September 2023, a suit was filed in the form of a declaratory judgment to say CPF GP did not owe certain monies to the Company. The Company filed counterclaims for the amounts owed. The case settled in February 2024 in exchange for mutual dismissals and monthly payments of the balance due, which is $745,000 in total to the Company from CPF GP.

3.) Farnam Litigation – In October 2023, Farnam Street Financial, Inc. (“Farnam”) filed suit against the Company in the United States District Court for the District of Minnesota (Case No. 23-CV-3212) alleging breaches by the Company under a certain lease agreement between Farnam and the Company dated as of October 13, 221. Farnam sought monies owed under such lease agreement. On August 1, 2024, the Company, SG Echo and SG Environmental Solutions Corp. (“SG Environmental”), a wholly owned subsidiary of the Company, entered into a settlement agreement (the “Settlement”) with Farnam to resolve the pending litigation. Simultaneously with the execution of the Settlement, (i) the Company, SG Environmental and Farnam entered into an assignment and assumption agreement, pursuant to which SG Environmental was substituted for the Company as the lessee under the lease agreement, and (ii) SG Environmental and Farnam executed a new Lease Schedule No. 001R (“Schedule 1R”), which replaced the prior schedule in its entirety. The terms of the Settlement included the following: (i) SG Environmental will be the signatory under the “Lessee” under the lease; (ii) the initial term (the “Initial Term”) of Schedule 1R is 18 months; (iii) the “Commencement Date” of Schedule 1R is August 1, 2024; (iv) the original cost of the equipment subject to Schedule 1R is $1,556,163.00; (v) so long as there has been no default under the lease and Schedule 1R, SG Environmental shall have the option to purchase the equipment at the end of the Initial Term for thirty-five percent (35%) of the original cost of the equipment, or $544,657.05, plus applicable taxes; (vi) the “Monthly Lease Charge” under Schedule 1R is $65,880.95, plus applicable taxes; and (vii) SG Environmental shall provide a new security deposit under Schedule 1R in the amount of $167,056.00, which shall be paid on or before August 1, 2024. Simultaneously with the execution of the Settlement, the Company and SG Echo executed a guaranty, whereby each of the Company and SG Echo jointly and severally guarantee SG Environmental’s full and prompt payment and performance under the lease and Schedule 1R. Per the Settlement, Farnam shall retain as income all prior payments from the Company (or any Company affiliate) under the lease, the prior schedule, or any other agreement with the Company or its affiliates, including all monthly lease charges, interim rent, taxes, interest, fees, late charges, and any security deposits, including the deposit under the prior schedule. Under the terms of the Settlement, Farnam and the Company each agree to waive and release any and all claims against the other, except with respect to each party’s performance under the Settlement and each party’s future obligations under the lease, Schedule 1R and guaranty agreements.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

18.	Commitments and Contingencies (continued)

Vendor Litigation

1.) SG Blocks, Inc. v HOLA Community Partners, et. al.

On April 13, 2020, Plaintiff SG Blocks, Inc. (the “Company”) filed a Complaint against HOLA Community Partners (“HCP”), Heart of Los Angeles Youth, Inc. (“HOLA” and together with HCP,  the “HOLA Defendants”), and the City of Los Angeles (“City”) in the United States District Court for the Central District of California, Case No. 2:20-cv-03432-ODW (“HOLA Action”). The Company asserted seven claims against HOLA Defendants arising out of and related to the Heart of Los Angeles construction project in Los Angeles (the “HOLA Project”), to wit, for: (1) breach of contract; (2) conversion; (3) default and judicial foreclosure under the original agreement between the Company and HOLA (“Agreement”) as a security agreement; (4) misappropriation of trade secrets under California Civil Code section 3426; (5) misappropriation of trade secrets under 18 U.S.C. § 1836; and (6) intentional interference with contractual relations. On April 20, 2020, HOLA filed a separate action against the Company in the Los Angeles Superior Court arising out of the HOLA Project, asserting claims of (1) negligence; (2) strict products liability; (3) strict products liability, (4) breach of contract; (5) breach of express warranty; (6) violation of Business and Professions Code § 7031(b); and (7) violation of California’s unfair competition law, Business and Professions Code section 17200 (“UCL”) (“HOLA State Court Action”). The HOLA State Court Action was removed to the Central District of California and consolidated with the HOLA Action.

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

2.) SG Blocks, Inc. v. EDI International, PC

On June 21, 2019, SG Blocks, Inc. filed a lawsuit against EDI International, PC, a New Jersey corporation, in connection with the parties’ consulting agreement, dated June 29, 2016, pursuant to which EDI International, PC, was to provide, for a fee, certain architectural and design services for the original project between the Company and HOLA (“Project”). The lawsuit is styled SG Blocks, Inc. v. EDI International, PC et al., and was filed in California Superior Court, for the County of Los Angeles, case no. 19STCV21725. SG Blocks, Inc. claims that EDI International, PC, tortiously interfered with SG Blocks, Inc’s economic relationship with HCP and HOLA. The complaint seeks in excess of $1,275,754 in damages. EDI International, PC, filed a cross-complaint for alleged unpaid fees and tortious interference with EDI International, PC’s contractual relationship with HCP and HOLA. EDI International, PC’s cross-complaint seeks in excess of $30,428.71 in damages. On July 8, 2020, SG Blocks, Inc. added PVE LLC as a defendant in the lawsuit, claiming PVE LLC is liable to the same extent as EDI International, PC. In May 2021, the parties settled EDI International, PC’s affirmative claims, and its cross-complaint was dismissed with prejudice on August 23, 2021. On SG Blocks, Inc.’s remaining claims, trial is set for October 2024. The likelihood of an unfavorable outcome is neither probable nor remote and we cannot, consistent with the Statement, estimate the amount or range of recovery in the event of an unfavorable outcome.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

18.	Commitments and Contingencies (continued)

3.) Teton Buildings, LLC

(i) On January 1, 2019, the Company commenced an action against Teton Buildings, LLC (“Teton”) in Harris County, Texas (“Teton Texas Action”) to recover approximately $2,100,000 arising from defendant’s breach of the operative contract related to the HOLA Project  entered into on or about June 2, 2017. The Petition brought claims of breach of contract, negligence, and breach of express warranty. In or about February 2022, the Company dismissed without prejudice the Teton Texas Action.

(ii) On or about September 12, 2018, the Company entered into a Firm Price Quote and Purchase (the “GVL Contract”) with Teton to govern the manufacture and provision of 23 shipping containers and modular units (the “Teton GVL Modules”) for the Four Oaks Gather GVL project in South Carolina (the “GVL Project”). The Company maintains that Teton breached the GVL Contract by (i) failing to timely deliver the Teton GVL Modules, (ii) delivering Teton GVL Modules that were defective in their design and manufacture, (iii) otherwise failed to meet South Carolina Building Code regulations and (iv) breached applicable warranties. As a result of the breach and defects in performance, design and manufacture by Teton, Company asserts that it has sustained $761,401.66 in actual and consequential damages, excluding attorney’s fees. On October 16, 2019, Teton filed for Chapter 11 in the United States Bankruptcy Court for Southern District of Texas, Houston Division styled In re: Teton Buildings, LLC and bearing the case number 19-35811. On February 11, 2020, the Company filed a proof of claim again Teton in the amount of $2,861,401.66 arising from the HOLA Project and the GVL Contract.

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

2.) John Williams Shaw and Leo Patrick Shaw

On March 15, 2023, a complaint was filed against John Williams Shaw and Leo Patrick Shaw (the “Defendants”) in the United States District Court of the Southern District of New York seeking damaged to recover short swing profits from the Defendants pursuant to Section 16(b) of the Exchange Act. On September 26, 2023, the matter was settled and on, October 3, 2023, a Stipulation and Order of Dismissal with Prejudice was filed and so-ordered by the assigned judge.The Company is currently unable to predict the outcome or possible recovery, if any, associated with the resolution of this litigation, and, accordingly, the Company has made no provision related to this matter in the consolidated financial statements.

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

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

19.	Related Party Transactions

On December 14, 2023, the Company and Mr. Galvin entered into the Galvin Note Payable and an additional note payable during the three and six months ended June 30, 2024.  See Note 9 – Notes Payable.

20.	Subsequent Events

On July 31, 2024, SG Building entered into a Cash Advance Agreement (the “Fifth Cedar Cash Advance Agreement”) with Cedar, pursuant to which SG Building sold to Cedar $1,957,150 of its future receivables for a purchase price of $1,350,000, less underwriting fees and expenses paid and the repayment of prior amounts due to Cedar, for net proceeds to SG Building of $285,180. Cedar is expected to withdraw $49,150 a week directly from SG Building until the $1,957,150 due to Cedar is paid in full. In the event of a default (as defined in the Fifth Cedar Cash Advance Agreement), Cedar, among other remedies, can demand payment in full of all amounts remaining due under the Fifth Cash Advance Agreement. SG Building’s obligations under the Fifth Cash Advance Agreement have been guaranteed by SG Echo.

Subsequent to June 30, 2024, the Company issued 82,645 shares of common stock from the settlement of accounts payable and 197,125 shares of common stock from the issuance of vested restricted stock units.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Introduction and Certain Cautionary Statements

As used in this Quarterly Report on Form 10-Q for the period ended June 30, 2024 (this “Quarterly Report on Form 10-Q”), unless the context requires otherwise, references to the "Company," "we," "us," and "our" refer to Safe & Green Holdings Corp. and its subsidiaries. The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes and schedules included elsewhere in this Quarterly Report on Form 10-Q and with our audited condensed consolidated financial statements and notes for the year ended December 31, 2023, which were included in our Annual Report on Form 10-K for the year then ended December 31, 2023, as filed with the Securities and Exchange Commission (the "SEC") on May 7, 2024 (the "2023 Form 10-K"). This discussion, particularly information with respect to our future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading "Special note regarding forward-looking statements" in this Quarterly Report on Form10-Q. You should review the disclosure under the heading "Risk Factors" in the 2023 Form 10-K and in this Quarterly Report on Form 10-Q for a discussion for important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements.

Special note regarding forward-looking statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Statements contained in this Quarterly Report on Form 10-Q may use forward-looking terminology, such as "anticipates," "believes," "could," "would," "estimates," "may," "might," "plan," "expect," "intend," "should," "will," or other variations on these terms or their negatives. All statements other than statements of historical facts are statements that could potentially be forward-looking. The Company cautions that forward-looking statements involve risks and uncertainties and actual results could differ materially from those expressed or implied in these forward-looking statements or could affect the extent to which a particular objective, projection, estimate or prediction is realized. Factors that could cause or contribute to such differences include, but are not limited to: our ability to continue as a going concern; our ability to obtain additional financing on acceptable terms, if at all, or to obtain additional capital in other ways ; general economic, political and financial conditions, including inflation, both in the United States and internationally; our ability to increase sales, generate income, effectively manage our growth and realize our backlog; competition in the markets in which we operate, including the consolidation of our industry, our ability to expand into and compete in new geographic markets and our ability to compete by protecting our proprietary manufacturing process; a disruption or cybersecurity breach in our or third-party suppliers' information technology systems; our ability to adapt our products and services to industry standards and consumer preferences and obtain general market acceptance of our products; product shortages and the availability of raw materials, and potential loss of relationships with key vendors, suppliers or subcontractors; the seasonality of the construction industry in general, and the commercial and residential construction markets in particular; a disruption or limited availability with our third party transportation vendors; the loss or potential loss of any significant customers; exposure to product liability, including the possibility that our liability for estimated warranties may be inadequate, and various other claims and litigation; our ability to attract and retain key employees; our ability to attract private investment for sales of product; the credit risk from our customers and our customers' ability to obtaining third-party financing if and as needed; an impairment of goodwill; the impact of federal, state and local regulations, including changes to international trade and tariff policies, and the impact of any failure of any person acting on our behalf to comply with applicable regulations and guidelines; costs incurred relating to current and future legal proceedings or investigations; the cost of compliance with environmental, health and safety laws and other local building regulations; our ability to utilize our net operating loss carryforwards and the impact of changes in the United States' tax rules and regulations; dangers inherent in our operations, such as natural or man-made disruptions to our facilities and project sites and other restrictions on business and commercial activity and the adequacy of our insurance coverage; our ability to comply with the requirements of being a public company; fluctuations in the price of our common stock, including decreases in price due to sales of significant amounts of stock; potential dilution of the ownership of our current stockholders due to, among other things, public offerings or private placements by the Company or issuances upon the exercise of outstanding options or warrants and the vesting of restricted stock units; the ability of our principal stockholders, management and directors to potentially exert control due to their ownership interest; any ability to pay dividends in the future; potential negative reports by securities or industry analysts regarding our business or the construction industry in general; Delaware law provisions discouraging, delaying or preventing a merger or acquisition at a premium price; our ability to remain listed on the Nasdaq Capital Market and the possibility that our stock will be subject to penny stock rules; our classification as a smaller reporting company resulting in, among other things, a potential reduction in active trading of our common stock or increased volatility in our stock price; and any factors discussed in "Part II - Item 1A. Risk Factors" to this Quarterly Report on Form 10-Q as well as “Part I – Item 1A. Risk Factors” in our 2023 Form 10-K, and other filings with the SEC. In addition, certain information presented below is based on unaudited financial information. There can be no assurance that there will be no changes to this information once audited financial information is available. As a result, readers are cautioned not to place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date of this report. The Company will not undertake to update any forward-looking statement herein or that may be made from time to time on behalf of the Company.

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

Recent Developments

On May 1, 2024, we filed an amendment to our Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a reverse stock split of the Company’s common stock, par value $0.01 (the “Common Stock”), at a ratio of 1-for-20, with an effective time of 12:01 a.m. Eastern Time on May 2, 2024. Upon the opening of trading on May 2, 2024, the Common Stock began trading under the existing trading symbol “SGBX” on a split-adjusted basis under a new CUSIP number, 78418A604.

On June 4, 2024, we received an expanded contract value in excess of $1,000,000, to construct an additional 11 container modules and related services for a government contractor to be used by an undisclosed major U.S. government agency, bringing the total container modules ordered and delivered to 26 units. On June 25, 2024, we received an expansion of an agreement to manufacture seven additional container-based electrical distribution centers as part of a multi-unit order for a client serving the big box retailer market, bringing the total units ordered to 11.

On July 25, 2024, we received an extension of time, through November 12, 2024, to regain compliance with Nasdaq’s Listing Rule 5550(b), which requires a minimum of $2,500,000 stockholders’ equity. We expect to regain full compliance with the minimum stockholders’ equity requirement as a result of the recent private placement, cost-cutting initiatives aimed at achieving positive cash flow in 2024, ongoing debt reduction, and other strategic initiatives underway.

Results of Operations

Six Months Ended June 30, 2024 and 2023:

	For the Six Months Ended June 30, 2024	For the Six Months Ended June 30, 2023
Total revenue	$2,271,347	$10,600,990
Total cost of revenue	(1,739,232)	(10,636,832)
Total payroll and related expenses	(4,997,798)	(5,498,819)
Total other operating expenses	(2,360,583)	(3,336,266)
Total operating loss	(6,826,266)	(8,870,927)
Total other expense	(2,978,532)	(204,037)
Total loss before income tax	(9,804,798)	(9,074,964)
Common stock deemed dividend	(670,881)	—
Add: Net income attributable non-controlling interest	(1,946,822)	—
Net loss attributable to common stockholders of Safe & Green Holdings Corp.	$(8,528,857)	$(9,074,964)

Revenue

During the six months ended June 30, 2024, we derived revenue from our construction segment and development segment Total revenue for the six months ended June 30, 2024 was $2,271,347 compared to $10,600,990 for the six months ended June 30, 2023. This decrease of $8,329,643 or approximately 79% was mainly driven by a decrease in revenues from construction services due to less jobs in progress.

Cost of Revenue and Gross Profit

Cost of revenue was $1,739,232 for the six months ended June 30, 2024, compared to $10,636,832 for the six months ended June 30, 2023. The decrease of $8,897,600 or a decrease of approximately 84%, is primarily related to the decrease in construction services during the six months ended June 30, 2024.

Gross profit (loss) was $532,115 and $(35,842) for the six months ended June 30, 2024 and 2023, respectively.

Gross profit (loss) margin percentage increased to 23% for the six months ended June 30, 2024 compared to 0% for the six months ended June 30, 2023 primarily due to the recognition of losses on construction services recognized during the six months ended June 30, 2023.

Operating Expenses

Payroll and related expenses for the six months ended June 30, 2024 were $4,997,798 compared to $5,498,819 for the six months ended June 30, 2023. This decrease was primarily caused by a decrease in the vesting of restricted stock units during the six months ended June 30, 2024 as compared to the prior period.

Other operating expenses (general and administrative expenses, marketing and business development expenses, pre-project expenses) for the six months ended June 30, 2024 were $2,360,583 compared to $3,336,266 for the six months ended June 30, 2023. This decrease was due to an overall decrease in operating expenses spend during 2024.

Other Income (Expense)

Interest income for the six months ended June 30, 2024 was $9,570 mainly derived from bank interest and interest associated with an outstanding note receivable. There was $18,816 of interest income for the six months ended June 30, 2023. There was $183,982  and $588,490 of other income for the six months ended June 30, 2024 and 2023, respectively. Interest expense for the six months ended June 30, 2024 and 2023 was $3,172,084 and $811,343, respectively. The increase in interest expense resulted from an increase in notes payable balances during 2024.

Three Months Ended June 30, 2024 and 2023:

	For the Three Months Ended June 30, 2024	For the Three Months Ended June 30, 2023
Total revenue	$1,253,416	$5,097,055
Total cost of revenue	(1,094,249)	(5,063,425)
Total payroll and related expenses	(1,729,729)	(4,184,429)
Total other operating expenses	(1,223,245)	(1,460,059)
Total operating loss	(2,793,807)	(5,610,858)
Total other expense	(1,753,963)	55,334
Total loss before income tax	(4,547,770)	(5,555,524)
Add: Net income attributable non-controlling interest	689,077	—
Net loss attributable to common stockholders of Safe & Green Holdings Corp.	$(3,858,693)	$(5,555,524)

Revenue

During the three months ended June 30, 2024, we derived revenue primarily from our construction segment. Total revenue for the three months ended June 30, 2024 was $1,253,416 compared to $5,097,055 for the three months ended June 30, 2023. This decrease of $3,843,639 or approximately 75% was mainly driven by a decrease in construction services due to less job in progress.

Cost of Revenue and Gross Profit

Cost of revenue was $1,094,249 for the three months ended June 30, 2024, compared to $5,063,425 for the three months ended June 30, 2023. The increase of $3,969,176 or a decrease of approximately 78%, is primarily related to the decrease in construction services during the three months ended June 30, 2024.

Gross profit was $159,167 and $33,630 for the three months ended June 30, 2024 and 2023, respectively.

Gross profit margin percentage increased to 13% for the three months ended June 30, 2024 compared to 1% for the three months ended June 30, 2023 primarily due to the recognition of losses on construction services recognized during the three months ended June 30, 2023.

Operating Expenses

Payroll and related expenses for the three months ended June 30, 2024 were $1,729,729 compared to $4,184,429 for the three months ended June 30, 2023. This decrease was primarily caused by a decrease in the vesting of restricted stock units during the three months ended June 30, 2024 as compared to the prior year period.

Other operating expenses (general and administrative expenses, marketing and business development expenses, pre-project expenses) for the three months ended June 30, 2024 were $1,223,245 compared to $1,460,059 for the three months ended June 30, 2023. This decrease was due to an overall decrease in operating expenses spend during 2024.

Other Income (Expense)

There was $9,454 of interest income for the three months ended June 30, 2023. There was $135,365 and $569,851 of other income for the three months ended June 30, 2024 and 2023, respectively. Interest expense for the three months ended June 30, 2024 and 2023 was $1,889,328 and $523,971, respectively. The increase in interest expense resulted from an increase in notes payable balances during 2024.

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

Our operations for the six months ended June 30, 2024 and 2023 may not be indicative of our future operations.

Liquidity and Capital Resources

As of June 30, 2024 and December 31, 2023, we had an aggregate of $1,016,784 and $17,448, respectively, of cash and cash equivalents and short-term investments.

Historically, our operations have primarily been funded through proceeds from equity and debt financings, as well as revenue from operations.

We have negative operating cash flows, which has raised substantial doubt about our ability to continue as a going concern for a period of one year after the date the financial statements in this Quarterly Report on Form 10-Q are issued.

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

On July 31, 2024, SG Building Blocks, Inc. (“SG Building”), a wholly owned subsidiary of the Company, entered into a Cash Advance Agreement (the “Fifth Cedar Cash Advance Agreement”) with Cedar Advance LLC (“Cedar”), pursuant to which SG Building sold to Cedar $1,957,150 of its future receivables for a purchase price of $1,350,000, less underwriting fees and expenses paid and the repayment of prior amounts due to Cedar, for net proceeds to SG Building of $285,180. Cedar is expected to withdraw $49,150 a week directly from SG Building until the $1,957,150 due to Cedar is paid in full. In the event of a default (as defined in the Fifth Cedar Cash Advance Agreement), Cedar, among other remedies, can demand payment in full of all amounts remaining due under the Fifth Cash Advance Agreement. SG Building’s obligations under the Fifth Cash Advance Agreement have been guaranteed by SG Echo, LLC, a wholly owned subsidiary of the Company.

We continue to generate losses from operations. As of June 30, 2024, our stockholders’ equity was $(4,789,275), compared to $(6,334,859) as of December 31, 2023, and we had an accumulated deficit of$ 83,033,136, compared to $75,930,805 as of December 31, 2023. Our net loss attributable to our common stockholders for the six months ended June 30, 2024 was $8,528,857and net cash used in operating activities was $4,076,229.

We will need to generate additional revenues or secure additional financing sources, such as debt or equity capital, to fund future growth, which financing may not be available on favorable terms or at all. We are in the process of securing funding, which we believe will provide the needed working capital until we are cash flow positive, which we believe will be in the second half of 2024. If we are unable to raise the necessary capital at the times we require such funding, we may need to materially change our business plan, including delaying implementation of aspects of such business plan or curtailing or abandoning such business plan altogether.

Cash Flow Summary

	Three Months Ended June 30,
	2024	2023
Net cash provided by (used in):
Operating activities	$(4,618,283)	$(3,039,177)
Investing activities	(192,138)	(669,006)
Financing activities	5,809,757	4,726,738
Net increase in cash and cash equivalents	$999,336	$1,018,555

Operating activities used net cash of $4,618,283 during the six months ended June 30, 2024, and used net cash of $3,039,177 during the six months ended June 30, 2023. Generally, our net operating cash flows fluctuate primarily based on changes in our profitability and working capital. Cash used in operating activities increase by approximately $1,579,106.

Investing activities used net cash of $192,138 during the six months ended June 30, 2024, and $669,006 net cash during the six months ended June 30, 2023 a increase in cash used of $476,868. This  amount resulted from $8,229 in purchases of  property an equipment, $1,082 received from our business combination and $184,990 in project development costs.

Financing activities provided net cash of $5,809,757 during the six months ended June 30, 2024. Financing activities provided $4,726,738 net cash during the six months ended June 30, 2023.  This amount resulted from $1,588,001 in repayments of short-term notes payable, proceeds of $2,741,867 from the issuances of short-term notes payable, $494,213 received from a warrant inducement transaction, $15 from prefunded warrant exercise, and $3,619,253 from proceed from issuance of stock.

There can be no assurance that our customers will decide to and/or be able to proceed with these construction projects, or that we will ultimately recognize revenue from these projects in a timely manner or at all.

Off-Balance Sheet Arrangements

As of June 30, 2024 and December 31, 2023, we had no material off-balance sheet arrangements to which we are a party.

In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector. These agreements are typically with consultants and certain vendors. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of June 30, 2024.

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

Goodwill – The Company performs its impairment test of goodwill at the reporting unit level each fiscal year, or more frequently if events or circumstances change that would more likely than not reduce the fair value of its reporting unit below its carrying values. The Company performs a goodwill impairment test by comparing the fair value of the reporting unit with its carrying value and recognizes an impairment charge for the amount by which the carrying value exceeds the fair value, not to exceed the total amount of goodwill. The amount by which the carrying value of the goodwill exceeds its implied fair value, if any, is recognized as an impairment loss. There were no impairments during the six months ended June 30, 2024 or 2023.

Intangible assets – Intangible assets consist of $68,344 of trademarks, and $27,510 of website costs that are being amortized over 5 years. The Company evaluated intangible assets for impairment during the year ended December 31, 2023 and determined that there was an $1,880,547 impairment loss for the year ended December 31, 2023 relating to intangible assets of proprietary knowledge and technology. The amortization expense for the six months ended June 30, 2024 and 2023 was $6,834 and $47,291, respectively. The accumulated amortization as of June 30, 2024 and December 31, 2023 was $56,558 and $2,852,929, respectively. The remaining balance of the Company’ intangible assets is comprised of software development costs which are not yet placed in service.

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

Non-GAAP Financial Information (continued)

The following is a reconciliation of EBITDA and Adjusted EBITDA to the nearest GAAP measure, net gain (loss) attributable to common stockholders:

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Net loss attributable to common stockholders of Safe & Green Holdings Corp.	$(3,858,693)	$(5,555,524)	$(8,528,857)	$(9,074,964)
Addback interest expense	1,889,328	523,971	3,172,084	811,343
Addback interest income	—	(9,454)	(9,570)	(18,816)
Addback depreciation and amortization	15,125	160,455	91,512	298,767
EBITDA (non-GAAP)	(1,954,240)	(4,880,552)	(5,274,831)	(7,983,670)
Common stock deemed dividend	—	—	670,881	—
Addback litigation expense	168,500	—	312,245	17,361
Addback stock issued for services	—	47,500	251,361	484,825
Addback stock compensation expense	348,308	2,554,262	527,336	3,210,631
Adjusted EBITDA (non-GAAP)	$(1,437,432)	$(2,278,790)	$(3,513,008)	$(4,270,853)

ITEM 3.      Quantitative and Qualitative Disclosures About Market Risk

Not required.

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

Changes in Internal Control over Financial Reporting

Other than as described above, for the fiscal quarter ended June 30, 2024, there have been no changes in our internal control over financial reporting identified in connection with the evaluations required by Rule 13a-15(d) or Rule 15d-15(d) under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

At June 30, 2024 and December 31, 2023, we had cash and cash equivalents and a short-term investment, collectively, of $1,016,784 and $17,448 respectively. However, during the six months ended June 30, 2024 and year ended December 31, 2023, we reported a net loss attributable to common stockholders of Safe & Green Holdings Corp. of $8,528,857 and $9,074,964, respectively, and used $4,618,283 and $3,039,177 of cash for operations, respectively. If we are not successful with our efforts to increase revenue, we could experience a shortfall in cash over the next twelve months. If there is a shortfall, we may be forced to reduce operating expenses, among other steps, all of which would have a material adverse effect on our operations going forward.

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

The report of our independent registered public accounting firm contains a note stating that the accompanying financial statements have been prepared assuming we will continue as a going concern. At June 30, 2024 and December 31, 2023, we had cash and cash equivalents and a short-term investment, collectively, of $ 1,016,784 and $17,448, respectively. However, during the six months ended June 30, 2024 and year ended December 31, 2023, we reported a net loss attributable to common stockholders of Safe & Green Holdings Corp. of $8,528,857 and $9,074,964, respectively, and used $4,618,283 and $3,039,177 of cash for operations, respectively.

We have incurred losses since inception, have negative working capital of $14,875,215 as of June 30, 2024 and have negative operating cash flows, which has raised substantial doubt about our ability to continue as a going concern. We expect our current cash and the proceeds from anticipated financings to be sufficient for working capital until we are cash flow positive, which we believe will be in the first half of 2024.

The loss of one or a few customers could have a material adverse effect on us.

A few customers have in the past, and may in the future, account for a significant portion of our revenues in any one year or over a period of several consecutive years. For example, for the three months ended June 30, 2024 approximately 86% of our revenue was generated from one customer and for the year ended December 31, 2023, approximately 87% of our revenue was generated from one customers. Although we have contractual relationships with many of our significant customers, our customers may unilaterally reduce or discontinue their contracts with us at any time. The loss of business from a significant customer could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our clients may adjust, cancel or suspend the contracts in our backlog; as such, our backlog is not necessarily indicative of our future revenues or earnings. In addition, even if fully performed, our backlog is not a good indicator of our future gross margins.

Backlog represents the total dollar amount of revenues we expect to record in the future as a result of performing work under contracts we have been awarded. Backlog may fluctuate significantly due to the timing of orders or awards for large projects and is not necessarily indicative of future backlog levels or the rate at which backlog will be recognized as revenue. We include in backlog only those contracts for which we have reasonable assurance that the customer can obtain the permits for construction and can fund the construction. As of December 31, 2023, our backlog totaled approximately $1.9 million and as of June 30, 2024, our backlog totaled approximately $4.1 million. Our backlog is described more in detail in “Note 13—Construction Backlog” of the notes to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. We cannot provide assurance that our backlog will be realized as revenues in the amounts reported or, if realized, will result in profits. In accordance with industry practice, substantially all of our contracts are subject to cancellation, termination or suspension at our customer’s discretion. In the event of a project cancellation, we generally would not have a contractual right to the total revenue reflected in our backlog. Projects can remain in backlog for extended periods of time because of the nature of the project and the timing of the particular services required by the project. In addition, the risk of contracts in backlog being cancelled or suspended generally increases during periods of widespread economic slowdowns or in response to changes in commodity prices.

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

At June 30, 2024, there were options, restricted stock units and warrants of 1,822, 14,887 and 4,023,411, respectively, outstanding that could potentially dilute future net income per share. Because the Company had a net loss as of June 30, 2024, it is prohibited from including potential common shares in the computation of diluted per share amounts. Accordingly, the Company has used the same number of shares outstanding to calculate both the basic and diluted loss per share. At June 30, 2023, there were no restricted stock units and options and warrants of1,822 and 126,251, respectively, outstanding that could potentially dilute future net income per share.

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

Our Common Stock is listed on the Nasdaq Capital Market (“Nasdaq” or the “Nasdaq Capital Market”), which imposes, among other requirements, a minimum bid requirement. On May 10, 2024, the Company received a letter (the “Delisting Notice”) from The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that Nasdaq previously notified the Company on November 7, 2023 that the Company was not in compliance with Nasdaq Listing Rule 5550(a)(2) (“Rule 5550(a)(2)”), which requires a minimum bid price of at least $1.00 per share for continued listing.On May 16, 2014, the Company received a letter from Nasdaq stating that for the period from May 2, 2024 to May 15, 2024, the closing bid price of the Company’s common stock had been at $1.00 per share or greater, and accordingly the Company had regained compliance with Rule 5550(a)(2). However, the Company cannot provide assurances that it will be able to continue to comply with Rule 5550(a)(2) in the future.

On April 19, 2024, the Company received a letter from Nasdaq notifying it that it was not in compliance with Nasdaq Listing Rule 5250(c)(1) (“Rule 5250(c)(1)”), which requires companies to timely file all required periodic financial reports with the SEC for continued listing. On May 13, 2024, the Company received a letter from Nasdaq notifying the Company that, based on the May 7, 2024 and May 10, 2024 filings of the Company’s Form 10-K and Form 10-K/A, respectively, for the year ended December 31, 2023, the Company had regained compliance with Rule 5250(c)(1). However, the Company cannot provide assurances that it will be able to continue to comply with Rule 5250(c)(1) in the future.

On May 16, 2024, the Company received a letter from Nasdaq notifying the Company that it was not in compliance with Nasdaq Listing Rule 5550(b)(1) (“Rule 5550(b)(1)”) because the stockholders’ equity of the Company of $6,334,859, as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, was below the minimum requirement of $2.5 million. As of the date of this Quarterly Report on Form 10-Q, the Company does not have a market value of listed securities of $35 million, or net income from continued operations of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years, the alternative quantitative standards for continued listing on Nasdaq.  In accordance with Nasdaq’s Listing Rules, the Company had until June 30, 2024 to submit a plan to regain compliance with Rule 5550(b)(1). On July 25, 2024, Nasdaq notified the Company that, based on its review of the Company and the materials submitted by the Company to Nasdaq, Nasdaq Staff determined to grant the Company an extension to regain compliance with Rule 5550(b)(1) until November 12, 2024, subject to the Company regaining and evidencing compliance with Rule 5550(b)(1) by such date.

The Company expects to regain compliance with Rule 5550(b)(1) as a result of the recent private placement, cost-cutting initiatives aimed at achieving positive cash flow in 2024, ongoing debt reduction and other strategic initiatives; provided that there can be no assurances that such measures will be consummated or that they will achieve their intended effects. If the Company does not regain compliance with Rule 5550(b)(1) by November 12, 2024, Nasdaq will provide written notice that our common stock is subject to delisting. At such time, the Company would be entitled to appeal the delisting determination to a Nasdaq Hearing Panel (the "Panel"). The hearing request would stay any suspension or delisting action pending the conclusion of the hearing process and expiration of any additional extension period granted by the Panel following the hearing.

Any delisting of the Company’s common stock from Nasdaq, including as a result of its inability to regain compliance with Rule 5550(b)(1), could adversely affect the Company’s ability to attract new investors, reduce the liquidity of its outstanding shares of common stock, reduce its ability to raise additional capital, reduce the price at which its common stock trades, result in negative publicity and increase the transaction costs inherent in trading such shares with overall negative effects for the Company’s stockholders. The Company cannot assure its investors that its common stock, if delisted from Nasdaq, will be listed on another national securities exchange or quoted on an over-the-counter quotation system. In addition, delisting of the Company’s common stock could deter broker-dealers from making a market in or otherwise seeking or generating interest in the Company’s common stock and might deter certain institutions and persons from investing in the Company’s securities at all. For these reasons and others, delisting could adversely affect the Company’s business, financial condition and liquidity.

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.     Defaults Upon Senior Securities

None.

ITEM 4.     Mine Safety Disclosures

Not applicable.

ITEM 5.     Other Information

Rule 10b5-1 Trading Arrangements

During the three months ended June 30,2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.      Exhibits

EXHIBIT INDEX
Exhibit Number	Description
2.1	Separation and Distribution Agreement by and between the Registrant and Safe and Green Development Corporation (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on September 28, 2023 (File No. 001-38037))
3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on July 7, 2016 (File No. 000-22563)).
3.2	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on July 7, 2016 (File No. 000-22563)).
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on February 28, 2017 (File No. 000-22563)).
3.4	Certificate of Amendment to Certificate of Designation, dated May 11, 2017 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K as filed by the Company with the Securities and Exchange Commission on May 12, 2017 (File No. 001-38037)).
3.5	Certificate of Elimination of Series A Convertible Preferred Stock, dated December 13, 2018 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on December 17, 2018 (File No. 001-38037)).
3.6	Certificate of Amendment to the Amended and Restated Certificate of Incorporation dated June 5, 2019 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on June 5, 2019 (File No. 001-38037)).
3.7	Form of Certificate of Designation of the Series B Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.7 to the Registration Statement on Form S-1/A (File No. 333-235295) as filed by the Registrant with the Securities and Exchange Commission on December 9, 2019).
3.8	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, as amended, of the Company (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on February 5, 2020 (File No. 001-38037)).
3.9	Amended and Restated Bylaws of the Company dated June 4, 2021 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on June 7, 2021 (File No. 001-38037)).
3.10	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, as amended, of the Company (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on December 22, 2022 (File No. 001-38037)).
3.11	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, as amended, of the Company (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on October 17, 2023 (File No. 001-38037))
3.12	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Safe & Green Holdings Corp. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on May 2, 2024 (File No. 001-38037))
4.1	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on May 9, 2024 (File No. 001-38037))
4.2	Form of Common Warrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on May 9, 2024 (File No. 001-38037))
4.3	Form of Placement Agent’s Warrant (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on May 9, 2024 (File No. 001-38037))
4.4	Form of Common Warrant (incorporated by reference to Exhibit 4.4 to the Quarterly Report on Form 10-Q as filed by the Registrant with the Securities Exchange Commission on May 17, 2024 (File No. 001-38037))

10.1	Standard Cash Advance Agreement, dated July 31, 2024, by and between SG Building Blocks, Inc. and Cedar Advance LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities Exchange Commission on August 7, 2024 (File No. 001-38037))
10.2	Settlement Agreement, dated as of August 1, 2024, by and among Farnam Street Financial, Inc., Safe & Green Holdings Corp., SG Echo LLC, and SG Environmental Solutions Corp. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities Exchange Commission on August 7, 2024 (File No. 001-38037))
10.3	Lease Schedule No. 001R, dated as of August 1, 2024, by and between Farnam Street Financial, Inc., Safe & Green Holdings Corp., and SG Environmental Solutions Corp. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K as filed by the Registrant with the Securities Exchange Commission on August 7, 2024 (File No. 001-38037))
10.4	Assignment and Assumption, dated as of August 1, 2024, by and between Farnam Street Financial, Inc., Safe & Green Holdings Corp. and SG Environmental Solutions Corp. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K as filed by the Registrant with the Securities Exchange Commission on August 7, 2024 (File No. 001-38037))
10.5	Unconditional Continuing Guaranty, dated as of August 1, 2024, by Safe & Green Holdings Corp. and SG Echo, LLC in favor of Farnam Street Financial, Inc. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K as filed by the Registrant with the Securities Exchange Commission on August 7, 2024 (File No. 001-38037))
10.6	Confession of Judgment in favor of Farnam Street Financial, Inc., by Safe & Green Holdings Corp., SG Echo LLC, and SG Environmental Solutions Corp. (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K as filed by the Registrant with the Securities Exchange Commission on August 7, 2024 (File No. 001-38037))
31.1*	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as the XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*	Filed herewith.

**	This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

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
Date: August 14, 2024

