Form 10-Q
period 2024-09-30
SAFE & GREEN HOLDINGS CORP.
filed 2024-11-27
CIK 1023994

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 20, 2024 the issuer had a total of 4,392,723 shares of the registrant’s common stock, $0.01 par value, outstanding.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	September 30, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$256,957	$14,212
Accounts receivable, net	168,240	182,753
Contract assets	184,520	10,745
Inventories	742,144	156,512
Prepaid expenses and other current assets	649,001	340,790
Current assets of discontinued operations	—	4,635,586
Total current assets	2,000,862	5,340,598

Property, plant and equipment, net	4,206,315	4,388,177
Project development costs and other non-current assets	693,078	538,989
Right-of-use asset	1,120,337	1,987,137
Intangible assets, net	15,075	1,406
Deferred contract costs, net	—	30,589
Investment in and advances to equity affiliates	1,763,594	—
Long-term assets of discontinued operations	—	4,924,379
Total Assets	$9,799,261	$17,211,275

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$8,653,998	$8,992,971
Contract liabilities	755,064	1,366,998
Lease liability, current maturities	265,627	856,088
Due to affiliates	1,717,694	—
Short-term notes payable, net	1,845,611	1,661,183
Current liabilities of discontinued operations	—	7,672,189
Total current liabilities	13,237,994	20,549,429

Long-term notes payable, net	4,720,194	2,447,415
Lease liability, net of current maturities	—	549,290
Total liabilities	17,958,188	23,546,134

Stockholders’ equity:
Preferred stock, $1.00 par value, 5,405,010 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 75,000,000 shares authorized; 2,258,103 issued and outstanding as of September 30, 2024 and 881,387 issued and 814,969 outstanding as of December 31, 2023	22,581	8,814
Additional paid-in capital	79,353,348	69,003,597
Treasury stock, at cost 3,371 shares as of September 30, 2024 and December 31, 2023	(92,396)	(92,396)
Accumulated deficit	(87,442,460)	(75,930,805)
Non-controlling interest	—	675,931
Total stockholders’ equity	(8,158,927)	(6,334,859)
Total Liabilities and Stockholders’ Equity	$9,799,261	$17,211,275

The accompanying notes are an integral part of these condensed consolidated financial statements.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

	For the Three Months Ended September 30,	For the Three Months Ended September 30,	For the Nine Months Ended September 30,	For the Nine Months Ended September 30,
	2024	2023	2024	2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue:
Construction services	$1,753,223	$3,965,361	$3,932,592	$14,566,351
Total	1,753,223	3,965,361	3,932,592	14,566,351

Cost of revenue:
Construction services	1,878,799	4,501,393	3,618,031	15,138,225
Total	1,878,799	4,501,393	3,618,031	15,138,225

Gross (loss) profit	(125,576)	(536,032)	314,561	(571,874)

Operating expenses:
Payroll and related expenses	1,761,827	591,130	3,507,118	5,419,852
General and administrative expenses	275,156	1,012,662	1,513,100	3,638,803
Marketing and business development expenses	78,526	251,309	316,270	414,154
Total	2,115,509	1,855,101	5,336,488	9,472,809

Operating loss	(2,241,085)	(2,391,133)	(5,021,927)	(10,044,683)

Other income (expense):
Interest expense	(864,007)	(398,772)	(2,404,277)	(735,070)
Interest income	—	3,186	9,570	22,002
Loss on disposition of equity-based investment	—	—	(320,408)	—
Change in fair value of equity-based investment	(613,665)	—	(5,590,666)	—
Other income	2,652	102,128	186,634	690,618
Total	(1,475,020)	(293,458)	(8,119,147)	(22,450)

Loss before income taxes	(3,716,105)	(2,684,591)	(13,141,074)	(10,067,133)
Income tax expense	—	—	—	—

Net loss	(3,716,105)	(2,684,591)	(13,141,074)	(10,067,133)

Common stock deemed dividend – reduction in conversion rate	—	—	(475,713)	—
Common stock deemed dividend – inducement	—	—	(670,881)	—
Loss from continuing operations	(3,716,105)	(2,684,591)	(14,287,668)	(10,067,133)

Income (loss) from discontinued operations	—	(923,543)	2,776,013	(2,615,965)
Net loss attributable to common stockholders	$(3,716,105)	$(3,608,134)	$(11,511,655)	$(12,683,098)

Net loss per share
Basic and diluted – continued operations	$(1.78)	$(3.34)	$(9.61)	$(13.64)
Basic and diluted – discontinued operations	$—	$(1.15)	$1.87	$(3.54)

Weighted average shares outstanding:
Basic and diluted	2,089,478	802,857	1,486,059	738,075

The accompanying notes are an integral part of these condensed consolidated financial statements.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	$0.01 Par Value Common Stock		Additional Paid-in	Treasury	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Stock	Deficit	Interests	Equity
Balance at June 30, 2024	1,747,992	$17,480	$78,139,493	$(92,396)	$(83,726,355)	$—	$(5,661,778)
Fractional share adjustment	(9)	—	—	—	—	—	—
Issuance of stock for accounts payable settlement	82,645	826	647,753	—	—	—	648,579
Stock-based compensation and issuance of RSU’s	412,475	4,125	566,237	—	—	—	570,362
Prefunded warrant exercise	15,000	150	(135)	—	—	—	15
Net loss	—	—	—	—	(3,716,105)	—	(3,716,105)
Balance at September 30, 2024	2,258,103	$22,581	$79,353,348	$(92,396)	$(87,442,460)	$—	$(8,158,927)

Balance at December 31, 2023	881,387	$8,814	$69,003,597	$(92,396)	$(75,930,805)	$675,931	$(6,334,859)
Stock-based compensation and issuance of RSU’s	451,409	4,514	1,093,184	—	—	—	1,097,698
Common stock deemed dividend – inducement	—	—	670,881	—	(670,881)	—	—
Common stock deemed dividend – reduction in conversion rate	—	—	475,713	—	(475,713)	—	—
Cashless warrant exercise	11,389	114	(114)	—	—	—	—
Prefunded warrant exercise	294,310	2,943	(2,913)	—	—	—	30
Issuance of stock upon inducement	94,932	949	493,264	—	—	—	494,213
Issuance of common stock and warrants for debt issuance	15,000	150	251,211	—	—	—	251,361
Conversion of debt and interest	154,155	1,542	800,545	—	—	—	802,087
Factional share adjustment	(82)	(1)	1	—	—	—	—
Issuance of common stock under EP Agreement	13,355	134	28,733	—	—	—	28,867
Issuance of stock for accounts payable settlement	212,248	2,122	1,257,559	—	—	—	1,259,681
SG DevCorp equity transactions	—	—	1,692,601	—	—	1,290,917	2,983,518
Deconsolidation of SG DevCorp	—	—	—	—	—	(1,966,848)	(1,966,848)
Issuance of common stock for cash	130,000	1,300	3,589,086	—	—	—	3,590,386
Net loss	—	—	—	—	(10,365,061)	—	(10,365,061)
Balance at September 30, 2024	2,258,103	$22,581	$79,353,348	$(92,396)	$(87,442,460)	$—	$(8,158,927)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	$0.01 Par Value Common Stock		Additional Paid-in	Treasury	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Stock	Deficit	Interests	Equity
Balance at June 30, 2023	800,806	$8,008	$60,341,804	$(92,396)	$(50,503,232)	$(429,024)	$9,325,160
Distribution of SG DevCorp	—	—	6,875,567	—	(8,220,004)	1,344,437	—
Conversion of short-term notes payable	23,333	233	699,767	—	—	—	700,000
Net loss	—	—	—	—	(3,608,134)	—	(3,608,134)
Balance at September 30, 2023	824,139	$8,241	$67,917,138	$(92,396)	$(62,331,370)	$915,413	$6,417,026

Balance at December 31, 2022	630,699	$6,307	$56,293,810	$(49,680)	$(41,428,268)	$(382,607)	$14,439,562
Stock-based compensation	—	—	3,210,631	—	—	—	3,210,631
Issuance of restricted common stock	14,376	144	437,181	—	—	—	437,325
Issuance of restricted stock units	150,731	1,507	(1,507)	—	—	—	—
Common stock issued for services	2,500	25	47,475	—	—	—	47,500
Issuance of warrants and restricted common stock	2,500	25	354,214	—	—	—	354,239
Noncontrolling interest distribution	—	—	—	—	—	(46,417)	(46,417)
Treasury stock	—	—	—	(42,716)	—	—	(42,716)
Distribution of SG DevCorp	—	—	6,875,567	—	(8,220,004)	1,344,437	—
Conversion of short-term notes payable	23,333	233	699,767	—	—	—	700,000
Net loss	—	—	—	—	(12,683,098)	—	(12,683,098)
Balance at September 30, 2023	824,139	$8,241	$67,917,138	$(92,396)	$(62,331,370)	$915,413	$6,417,026

The accompanying notes are an integral part of these condensed consolidated financial statements.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	For the Nine Months Ended September 30, 2024	For the Nine Months Ended September 30, 2023
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(13,141,074)	$(10,067,133)
Income (loss) from discontinued operations	2,776,013	(2,615,965)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	189,869	277,573
Amortization of intangible assets	10,251	140,437
Amortization of deferred license costs	30,589	30,589
Amortization of debt issuance costs and debt discount	611,721	476,894
Amortization of right of use asset	866,800	613,092
Gain on deconsolidation – SG DevCorp	(4,728,348)	—
Loss on disposition of equity-based investment	320,408	—
Change in fair value of equity-based investment	5,590,666	—
Common stock issued for services	—	484,825
Interest income on long-term note receivable	—	(21,884)
Stock-based compensation	1,097,698	3,210,631
Changes in operating assets and liabilities:
Accounts receivable	14,513	539,157
Contract assets	(173,775)	17,993
Inventories	(585,632)	63,374
Prepaid expenses and other current assets	(308,211)	310,150
Intangible assets	(23,920)	(71,761)
Accounts payable and accrued expenses	881,548	2,060,288
Contract liabilities	(611,934)	873,731
Lease liability	(1,139,751)	(925,815)
Assumed liability	—	15,000
Net cash used in operating activities by continuing operations	(8,322,569)	(4,588,824)
Net cash used in operating activities by discontinued operations	(1,593,347)	(83,039)

Cash flows from investing activities:
Purchase of property, plant and equipment	(8,007)	(522,715)
Cash received from sale of equity-based investment	125,000	—
Project development costs	(154,089)	(110,279)
Investment in and advances to equity affiliates	—	—
Net cash used in investing activities by continuing operations	(37,096)	(632,994)
Net cash used in investing activities by discontinued operations	(364,352)	(59,609)

Cash flows from financing activities:
Repurchase of common stock	—	(42,716)
Repayment of short term notes payable	(5,143,298)	(232,144)
Proceeds from short-term notes payable and warrants, net of debt issuance costs	8,013,745	1,401,339
Proceeds from long-term notes payable	—	706,359
Proceeds from warrant inducement	494,213	—
Prefunded warrant exercise	30	—
Issuance of common stock for cash	3,590,386	—
Issuance of common stock under EP Agreement	28,867	—
Distribution paid to non-controlling interest	—	(46,417)
Net cash provided by financing activities by continuing operations	6,983,943	1,786,421
Net cash provided by financing activities by discontinued operations	3,576,166	3,708,175

Net increase in cash and cash equivalents	242,745	130,130

Cash and cash equivalents - beginning of period	14,212	582,776

Cash and cash equivalents - end of period	256,957	712,906
Less: cash and cash equivalents – discontinued operations	—	(33,365)
	$256,957	$679,541

Supplemental disclosure of non-cash investing and financing activities:
Assets and liabilities effected in deconsolidation
Cash	$567,473	$—
Assets held for sale	$4,400,361	$—
Prepaid expenses and other current assets	$429,331	$—
Property and equipment, net	$1,194,117	$—
Project development costs and other assets	$91,490	$—
Goodwill	$1,810,787	$—
Intangible assets	$138,678	$—
Investments in equity-based investments	$3,642,607	$—
Accounts payable and accrued expenses	$1,600,294	$—
Contingent consideration payable	$945,000	$—
Short-term notes payable	$6,476,723	$—
Cashless warrant exercise	$114	$—
Fractional common share adjustment	$1	$—
Common stock deemed dividend - inducement	$670,881	$—
Common stock deemed dividend – reduction in conversion price	$475,713	$—
Conversion of short-term notes payable to common stock	$802,087	$700,000
Fair value of warrants issued with debt	$251,361	$—
Common stock issuance for accounts payable settlement	$1,259,681	$—
Assets and liabilities acquired in business combination:
Intangible assets	$100,468	$—
Goodwill	$1,810,787	$—
Accounts payable and accrued expenses	$532,337	$—
Contingent consideration payable	$945,000	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Description of Business

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

The building products developed with the Company’s proprietary technology and design and engineering expertise are generally stronger, more durable, environmentally sensitive, and erected in less time than traditional construction methods. The use of the Company's Modules typically provides between four to six points towards the Leadership in Energy and Environmental Design (“LEED”) certification levels, including reduced site disturbance, resource reuse, recycled content, innovation in design and use of local and regional materials. Due to the ability of the Modules to satisfy such requirements, the Company believes the products produced utilizing its technology and expertise is a leader in environmentally sustainable construction.

There are three core product offerings that utilize the Company’s technology and engineering expertise. The first product offering involves GreenSteel™ modules, which are the structural core and shell of an SGBlocks building. The Company procures the containers, engineers required openings with structural steel enforcements, paints the SGBlocks and then delivers them on-site, where the customer or a customer’s general contractor will complete the entire finish out and installation. The second product offering involves replicating the process to create the GreenSteel product and, in addition, installing selected materials, finishes and systems (including, but not limited to floors, windows, doors, interior painting, electrical wiring and fixtures, plumbing outlets and bathrooms, roofing system) and delivering SGBlocks pre-fabricated containers to the site for a third party licensed general contractor to complete the final finish out and installation. Finally, the third product offering is the completely fabricated and finished SGBlocks building (including but not limited to floors, windows, doors, interior painting, electrical wiring and fixtures, plumbing outlets and bathrooms, roofing systems), including erecting the final unit on site and completing any other final steps. The building is ready for occupancy and/or use as soon as installation is completed. Construction administration and/or project management services are typically included in the Company's product offerings.

The Company also provides engineering and project management services related to the use and modification of Modules in construction.

Construction

During 2020, the Company formed SG Echo, LLC (“SG Echo”), a wholly owned subsidiary of the Company. The Company acquired substantially all the assets of Echo DCL (“Echo”), a Texas limited liability company, except for Echo’s real estate holdings for which the Company obtained a right of first refusal. Echo is a container/modular manufacturer based in Durant, Oklahoma specializing in the design and construction of permanent modular and temporary modular buildings and was one of the Company’s key supply chain partners. Echo caters to the military, education, administration facilities, healthcare, government, commercial and residential customers. This acquisition has allowed the Company to expand its reach for the Modules and offer an opportunity to vertically integrate a large portion of the Company’s cost of goods sold, as well as increase margins, productivity and efficiency in the areas of design, estimating, manufacturing and delivery and to become the manufacturer of the Company's core container and modular product offerings.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Description of Business (continued)

Medical

As of January 2021 and through the fourth quarter of 2021, the Company’s consolidated financial statements include the accounts of Chicago Airport Testing LLC (“CAT”). The Company had a variable interest in CAT as described further below. CAT is in the business of marketing, selling, distributing, leasing and otherwise commercially exploiting certain products and services in the COVID-19 testing and other medical industry. In addition, during March 2023, the Company formed Safe and Green Medical Corporation. The Company also entered into a joint venture with Clarity Lab Solutions LLC., to provide clinical lab testing related to COVID-19, which ceased activities in 2022.

Real Estate Development

During 2021, the Company formed Safe and Green Development Corporation, formerly, SGB Development Corp. (“SG DevCorp”), as a wholly-owned by the Company. SG DevCorp was formed with the purpose of real property development utilizing the Company's technologies. As described in Note 2, the activities of SG DevCorp were deconsolidated and determined to be a discontinued operation. As such, the activities of SG DevCorp are no longer a part of the Company’s continuing activities.

Environmental

During 2022, SG Environmental Solutions Corp. (“SG Environmental”) was formed and is focused on biomedical waste removal and plans to utilize a patented technology that it licenses to shred and disinfect biomedical waste, rendering the waste disinfected, unrecognizable, and of no greater risk to the public health than residential household waste.

Reverse Stock Split

On May 2, 2024, the Company effected a 1-for-20 reverse stock split of its then-outstanding common stock (the “May Stock Split”). All share and per share amounts set forth in the consolidated financial statements of the Company have been retroactively restated to reflect the 1-for-20 reverse stock split as if it had occurred as of the earliest period presented and unless otherwise stated, all other share and per share amounts for all periods presented in this Quarterly Report on Form 10-Q for the period ended September 30, 2024 have been adjusted to reflect the reverse stock split effected in May 2024 .

2.	Separation and Distribution

In December 2022, the Company and then owner of 100% of the issued and outstanding securities of SG DevCorp announced its plan to separate the Company and SG DevCorp into two separate publicly traded companies (the “Separation”). To implement the Separation, on September 27, 2023 (the “Distribution Date”), the Company, effected a pro rata distribution to its stockholders of approximately 30% of the outstanding shares of SG DevCorp’s common stock (the “Distribution”). In connection with the Distribution, each Company stockholder received 0.930886 shares of SG DevCorp’s common stock for every five (5) shares of Company common stock held as of the close of business on September 8, 2023, the record date for the Distribution, as well as a cash payment in lieu of any fractional shares. Immediately after the Distribution, SG DevCorp was no longer a wholly owned subsidiary of the Company and the Company held approximately 70% of SG DevCorp’s issued and outstanding securities. On September 28, 2023, SG DevCorp’s common stock began trading on the Nasdaq Capital Market under the symbol “SGD.”

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

During 2024, the Company’s ownership in SG DevCorp fell below 50%, and the Company deconsolidated SG DevCorp from its financial statements (the “Deconsolidation”). The decrease in ownership percentage resulted from additional equity transactions of SG DevCorp. As of September 30, 2024, the Company accounts for its investment in SG DevCorp on the equity method. Upon deconsolidation, the Company recognized a gain of $4,728,348 which resulted from the difference between the fair value of the Company’s investment upon deconsolidation, and the net assets and carrying value of the non-controlling interest. The gain is included in income (loss) from discontinued operations. The fair value of the Company’s investment in SG DevCorp upon deconsolidation amounted to $8,126,350. The Deconsolidation represents a strategic shift in the Company’s operations and will have a major effect on the Company’s operations and financial results. Prior year financial statements for 2023 have been restated to present the operations of SG DevCorp as a discontinued operation. This transaction is further described in Note 19 and 20.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

3.	Liquidity

As of September 30, 2024, the Company had cash and cash equivalents of $256,957 and a backlog of $1,919,313. See Note 12 for a discussion of construction backlog. Based on its conversations with key customers, the Company anticipates its backlog to convert to revenue over the following period:

2024
Within 1 year	$1,919,313
Total Backlog	$1,919,313

The Company has incurred losses since its inception, has negative working capital of $9,519,438 as of September 30, 2024 and has negative operating cash flows, which has raised substantial doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of the uncertainty concerning the Company’s ability to continue as a going concern.

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

4.	Summary of Significant Accounting Policies

Basis of presentation and principals of consolidation – The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 8 Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. The condensed financial statements and notes should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2023 included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the Securities and Exchange Commission on May 7, 2024. In the opinion of management, all adjustments, consisting of normal accruals, considered necessary for a fair presentation of the interim financial statements have been included. Results for the nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

Reclassifications - Certain amounts in the prior periods presented have been reclassified to conform to the current period financial statement presentation. These reclassifications have no effect on previously reported net loss or cash flows.

Recently adopted accounting pronouncements - New accounting pronouncements implemented by the Company are discussed below or in the related notes, where appropriate.

Accounting estimates – The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates, judgements and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period, together with amounts disclosed in the related notes to the financial statements. The Company’s estimates used in these financial statements include, but are not limited to, revenue recognition, stock-based compensation, accounts receivable reserves, inventory valuations, goodwill, the valuation allowance related to the Company’s deferred tax assets, the carrying amount of intangible assets, right of use assets and the recoverability and useful lives of long-lived assets. Certain of the Company’s estimates could be affected by external conditions, including those unique to the Company and general economic conditions. It is reasonably possible that these external factors could have an effect on the Company’s estimates and could cause actual results to differ from those estimates.

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

Disaggregation of Revenues

The Company’s revenues are primarily derived from construction related to Modules projects. The Company’s contracts are with customers in various industries. Revenue recognized over time was $3,932,592 and $14,566,351, respectively, for the nine months ended September 30, 2024 and 2023. Revenue recognized over time was $1,753,223 and $3,965,361, respectively, for the three months ended September 30, 2024 and 2023.

The following tables provide further disaggregation of the Company’s revenues by categories:

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

4.	Summary of Significant Accounting Policies (continued)

	Three Months Ended September 30,
Revenue by Customer Type	2024		2023
Construction and Engineering Services:
Office	$1,753,223	100%	$3,965,361	100%
Total revenue by customer type	$1,753,223	100%	$3,965,361	100%

	Nine Months Ended September 30,
Revenue by Customer Type	2024		2023
Construction and Engineering Services:
Hotel/Hospitality	$181,719	5%	$44,201	—%
Office	3,750,873	95%	14,522,150	100%
Total revenue by customer type	$3,932,592	100%	$14,566,351	100%

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

On January 18, 2021, the Company entered into an operating agreement to form CAT. The purpose of CAT is to market, sell, distribute, lease and otherwise commercially exploit certain products and services in the COVID-19 testing and other medical industry.  The Company has determined it is the primary beneficiary of CAT and has thus consolidated the activities in its consolidated financial statements.

Equity Method Investments—The Company accounts for investments under the equity method of accounting if it has the ability to exercise significant influence over the operating and financial policies of an entity, but does not have a controlling financial interest. The equity method investment is typically initially recorded at cost and adjusted each period for capital contributions, distributions and the Company's share of the entity’s net income or loss as well as other comprehensive income or loss.

Upon the Deconsolidation during 2024, the Company began to report its investment in SG DevCorp on the equity method. The Company has elected to measure its investment in SG DevCorp on the fair value method. Subsequent to the Deconsolidation, the Company disposed a portion of its investment in SG DevCorp and recorded a loss of $320,408.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

4.	Summary of Significant Accounting Policies (continued)

As of September 30, 2024, the Company had a 31% ownership interest in SG DevCorp.

The approximate combined financial position of the Company’s equity affiliate (SG DevCorp) is summarized below as of September 30, 2024:

Condensed balance sheet information:	September 30, 2024
(Unaudited)
Total assets	$13,000,000
Total liabilities	$12,200,000
Stockholder’s equity/Members’ equity	$800,000

Cash and cash equivalents – The Company considers cash and cash equivalents to include all short-term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less upon acquisition. Cash and cash equivalents totaled $256,957 and $14,212 as of September 30, 2024, and December 31, 2023, respectively.

Short-term investment – The Company classifies investments consisting of a certificate of deposit with a maturity greater than three months but less than one year as short-term investment.  The Company had no short-term investment as of September 30, 2024 or December 31, 2023, respectively.

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

Inventory – Raw construction materials (primarily shipping containers and fabrication materials) are valued at the lower of cost (first-in, first-out method) or net realizable value. Finished goods and work-in-process inventories are valued at the lower of cost or net realizable value, using the specific identification method. Medical equipment and COVID-19 test and testing supplies are valued at the lower of cost, (first-in, first-out method) or net realizable value. As of September 30, 2024 and December 31, 2023, there was inventory of $742,144 and $156,512, respectively, for construction materials.

Goodwill – The Company performs its impairment test of goodwill at the reporting unit level each fiscal year, or more frequently if events or circumstances change that would more likely than not reduce the fair value of its reporting unit below its carrying values. The Company performs a goodwill impairment test by comparing the fair value of the reporting unit with its carrying value and recognizes an impairment charge for the amount by which the carrying value exceeds the fair value, not to exceed the total amount of goodwill. The amount by which the carrying value of the goodwill exceeds its implied fair value, if any, is recognized as an impairment loss. There were no impairments during the nine months ended September 30, 2024 or 2023.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

4.	Summary of Significant Accounting Policies (continued)

Intangible assets – Intangible assets consist of $68,344 of trademarks, and $6,706 of website costs that are being amortized over 5 years. The Company evaluated intangible assets for impairment during the year ended December 31, 2023 and determined that there was an $1,880,547 impairment loss for the year ended December 31, 2023 relating to intangible assets of proprietary knowledge and technology. The amortization expense for the nine months ended September 30, 2024 and 2023 was $10,251 and $140,437, respectively. The accumulated amortization as of September 30, 2024 and December 31, 2023 was $59,975 and $2,852,929, respectively.

Property, plant and equipment – Property, plant and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated lives of each asset. Estimated useful lives for significant classes of assets are as follows: computer and software 3 to 5 years, furniture and other equipment 5 to 7 years, automobiles 2 to 5 years, buildings held for lease 5 to 7 years, building 40 years, and equipment 5 to 29 years. Repairs and maintenance are charged to expense when incurred.

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

The Company uses three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities.
Level 2	Quoted prices for similar assets and liabilities in active markets or inputs that are observable.
Level 3	Inputs that are unobservable (for example, cash flow modeling inputs based on assumptions).

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

4.	Summary of Significant Accounting Policies (continued)

Transfer into and transfers out of the hierarchy levels are recognized as if they had taken place at the end of the reporting period. There have been no changes in Level 1, Level 2, and Level 3 and no changes in valuation. The fair value of the Company’s equity-based investment in SG DevCorp was determined based on Level 1 inputs. The Company does not have any financial instruments in the Level 2 or Level 3 category.

	Fair value measured as of September 30, 2024
	Total at September 30, 2024	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
		(Level 1)	(Level 2)	(Level 3)
Assets
Equity-based investment – SG DevCorp	$1,763,594	$1,763,594	$—	$—

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

With respect to receivables, concentrations of credit risk are limited to a few customers in the construction industry. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers other than normal lien rights. At September 30, 2024 and December 31, 2023, 100% of the Company’s gross accounts receivable were due from four and three customers, respectively.

Revenue relating to one customer represented approximately 84% and 100%, respectively, of the Company’s total revenue for the three months ended September 30, 2024 and 2023, respectively. Revenue relating to two and one customers represented approximately 75% and 97% of the Company’s total revenue for the nine months ended September 30, 2024 and 2023, respectively.

There were no vendors representing 10% or more of the Company’s total cost of revenue for the three and nine months ended September 30, 2024 and 2023. The Company believes it has access to alternative suppliers, with limited disruption to the business, should circumstances change with its existing suppliers.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

5.	Accounts Receivable

At September 30, 2024 and December 31, 2023, the Company’s accounts receivable consisted of the following:

	2024	2023
Billed:
Construction services	$299,628	$819,887
Total gross receivables	299,628	819,887
Less: allowance for credit losses	(131,388)	(637,134)
Total net receivables	$168,240	$182,753

Receivables are evaluated for collectability and allowances for potential losses are established or maintained on applicable receivables.

6.	Contract Assets and Contract Liabilities

Costs and estimated earnings on uncompleted contracts, which represent contract assets and contract liabilities, consisted of the following at September 30, 2024 and December 31, 2023:

	2024	2023
Costs incurred on uncompleted contracts	$2,970,528	$20,213,733
Provision for loss on uncompleted contracts	—	—
Estimated earnings to date on uncompleted contracts	(313,363)	(968,040)
Gross contract assets	2,657,165	19,245,693
Less: billings to date	(3,227,709)	(20,601,946)
Net contract liabilities on uncompleted contracts	$(570,544)	$(1,356,253)

The above amounts are included in the accompanying condensed consolidated balance sheets under the following captions at September 30, 2024 and December 31, 2023.

	2024	2023
Contract assets	$184,520	$10,745
Contract liabilities	(755,064)	(1,366,998)
Net contract liabilities	$(570,544)	$(1,356,253)

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

Property, plant and equipment are stated at cost less accumulated depreciation and amortization and depreciated using the straight-line method over their useful lives. At September 30, 2024 and December 31, 2023, the Company’s property, plant and equipment, net consisted of the following:

	2024	2023
Computer equipment and software	$94,493	$98,756
Furniture and other equipment	271,798	271,798
Leasehold improvements	15,400	17,280
Equipment and machinery	957,378	943,464
Automobiles	4,638	4,638
Building held for leases	196,416	196,416
Building	3,366,847	969,188
Construction in progress	—	2,397,659
Property, plant and equipment	4,906,970	4,899,199
Less: accumulated depreciation	(700,655)	(511,022)
	$4,206,315	$4,388,177

Depreciation expense for the three months ended September 30, 2024 and 2023 amounted to $104,835 and $92,984, respectively. Depreciation expense for the nine months ended September 30, 2024 and 2023 amounted to $189,869 and $277,573 respectively.

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

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

9.	Notes Payable

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

The Debenture matured twelve months from its date of issuance and bore interest at a rate of 8% per annum payable on the maturity date. The Debenture was convertible, at the option of the holder, at any time, into such number of shares of common stock of the Company equal to the principal amount of the Debenture plus all accrued and unpaid interest at a conversion price equal to $1.50 (the “Conversion Price”) ($30 as adjusted for the May Stock Split), subject to adjustment for any stock splits, stock dividends, recapitalizations and similar events and in the event the Company, at any time while the Debenture is outstanding, issues, sells or grants any option to purchase, or sells or grants any right to reprice, or otherwise disposes of, or issues common stock or other securities convertible into, exercisable for, or otherwise entitle any person the right to acquire, shares of common stock, other than with respect to an Exempt Issuance (as defined in the Debenture), at an effective price per share that is lower than the then Conversion Price. In the event of any such anti-dilutive event, the Conversion Price will be reduced at the option of the holder to such lower effective price of the dilutive event, subject to a floor price of $0.40 ($8 as adjusted for the May Stock Split), per share, unless and until the Company obtains shareholder approval for any issuance below such floor price. Upon entering into the January 2024 Purchase Agreement as described below the Conversion Price was adjusted to $0.46, and then upon entering into the Inducement Agreement as described below, the Conversion Price was further adjusted to $0.26 (“Conversion Adjustments”).

During the year ended December 31, 2023 and during the nine months ended September 30, 2024, Peak One converted the Debenture in full and received a total of 49,188 shares of the Company’s common stock.

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

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements  (Unaudited)

9.	Notes Payable (continued)

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

The Holdings Debenture matures twelve months from its date of issuance and bears interest at a rate of 8% per annum payable on the maturity date. The Holdings Debenture is convertible, at the option of the holder, at any time, into such number of shares of common stock of the Company equal to the principal amount of the Holdings Debenture, plus all accrued and unpaid interest, at a conversion price equal to $0.46 (the “Conversion Price”) ($9.20 as adjusted for the May Stock Split), subject to adjustment for any stock splits, stock dividends, recapitalizations and similar events, as well as anti-dilution price protection provisions that are subject to a floor price as set forth in the Holdings Debenture. Upon entering into the Inducement Agreement as described below, the Conversion Price was adjusted to $0.26. This transaction, along with the Conversion Adjustments resulted in the Company recording a common stock deemed dividend in the amount of $475,713 during the nine months ended September 30, 2024 (“Conversion Deemed Dividend”).

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

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements  (Unaudited)

9.	Notes Payable (continued)

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

Cash Advance Agreements

On May 16, 2023, SG Building entered into a Cash Advance Agreement (the “Cash Advance Agreement”) with Cedar Advance LLC (“Cedar”), pursuant to which SG Building sold to Cedar $710,500 of its future receivables for a purchase price of $500,000. Cedar is expected to withdraw $25,375 a week directly from SG Building until the $710,500 due to Cedar is paid in full. In the event of a default (as defined in the Cash Advance Agreement), Cedar, among other remedies, can demand payment in full of all amounts remaining due under the Cash Advance Agreement. SG Building’s obligations under the Cash Advance Agreement have been guaranteed by SG Echo.SG Building incurred $25,000 in debt issuance costs in connection with the Cash Advance Agreement. As of September 30, 2024 and December 31, 2023, there was no outstanding balance on this advance.

On September 26, 2023, SG Building and Cedar entered into a second Cash Advance Agreement (the “Second Cash Advance Agreement”) pursuant to which SG Building sold to Cedar $1,171,500 of its future receivables for a purchase price of $825,000. Cedar is expected to withdraw $41,800 a week directly from SG Building, until the $1,171,500 due to Cedar is paid in full. In the event of a default (as defined in the Second Cash Advance Agreement), Cedar, among other remedies, can demand payment in full of all amounts remaining due under the Second Cash Advance Agreement. SG Building’s obligations under the Second Cash Advance Agreement have been guaranteed by SG Echo. As of September 30, 2024 and December 31, 2023, the outstanding balance was $0 and $424,454 on this advance, respectively.

On November 20, 2023, SG Building entered into a third Cash Advance Agreement (the “Third Cash Advance Agreement”) with Cedar pursuant to which SG Building sold to Cedar $511,200 of its future receivables for a purchase price of $360,000, less underwriting fees and expenses paid, for net funds provided of $342,200. Cedar is expected to withdraw $20,300 a week directly from SG Building until the $511,200 due to Cedar under the Third Cash Advance Agreement is paid in full. In the event of a default (as defined in the Third Cash Advance Agreement), Cedar, among other remedies, can demand payment in full of all amounts remaining due under the Third Cash Advance Agreement. SG Building ’s obligations under the Third Cash Advance Agreement have been guaranteed by SG Echo. As of September 30, 2024 and December 31, 2023, the outstanding balance was $0 and $302,817 on this advance, respectively.

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

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements  (Unaudited)

9.	Notes Payable (continued)

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

On July 31, 2024, SG Building entered into a Cash Advance Agreement (the “July Cash Advance Agreement”) with Cedar pursuant to which SG Building sold to Cedar $1,957,150 of its future receivables for a purchase price of $1,350,000, less underwriting fees and expenses paid and the repayment of prior amounts due Cedar, for net funds provided of $285,180, which are net of repayment of prior Cedar Cash Advance Agreements

Pursuant to the July Cash Advance Agreement, Cedar is expected to withdraw $49,150 a week directly from SG Building until the $1,957,150 due to Cedar under the July Cash Advance Agreement is paid in full. In the event of a default (as defined in the July Cash Advance Agreement), Cedar, among other remedies, can demand payment in full of all amounts remaining due under the July Cash Advance Agreement. SG Building’s obligations under the July Cash Advance Agreement have been guaranteed by SG Echo.

On August 27, 2024, SG Building entered into a Cash Advance Agreement (the “Pawn Cash Advance Agreement”) with Pawn Funding (“Pawn”) pursuant to which SG Building sold to Pawn $599,600 of its future receivables for a purchase price of $400,000, less underwriting fees and expenses paid and the repayment of prior amounts due Pawn, for net funds provided of $360,000. Pursuant to the Pawn Cash Advance Agreement, Pawn is expected to withdraw $4,999.67 a week directly from SG Building until the $599,600 due to Pawn is paid in full. In the event of a default (as defined in the Pawn Cash Advance Agreement), Cedar, among other remedies, can demand payment in full of all amounts remaining due under the Pawn Cash Advance Agreement.

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

Enhanced Note

On September 20, 2024, SG Echo entered into a Loan and Security Agreement (the “Enhanced Loan Agreement”) with Enhanced Capital Oklahoma Rural Fund, LLC (“Enhanced”) pursuant to which SG Echo borrowed $4,000,000 (the “Principal”) from Enhanced, and whereby SG Echo executed and delivered a Secured Promissory Note (the “Enhanced Note”) to Enhanced to evidence SG Echo’s obligations under the Enhanced Loan Agreement. The Enhanced Note shall bear interest at a rate equal to the greater of (i) the Secured Overnight Financing Rate (“SOFR”) plus six and sixty-five tenths percent (6.65%) and (ii) ten percent (10.0%) per annum (the “Interest Rate”). SG Echo shall pay to Enhanced a closing fee of $80,000, which shall be due and payable on October 1, 2025, unless such date shall be extended by Lender. SG Echo’s obligations under the Enhanced Loan Agreement and the Enhanced Note have been guaranteed by the Company.

Pursuant to the terms of the Enhanced Note, SG Echo shall make monthly payments of accrued interest on the first business day of each calendar month until December 31, 2025. Commencing January 2026, SG Echo shall make monthly payments of accrued interest and additionally shall make a monthly principal payment on the Note in an amount equal to $22,222.22. The maturity date of the Note shall be the sixty-month anniversary of the closing date (the “Enhanced Maturity Date”). All outstanding principal and accrued interest shall be due and payable on the Enhanced Maturity Date.

Pursuant to the terms of the Enhanced Loan Agreement, on the closing date, $360,000 (the “Interest Reserve”) will be deposited in a segregated deposit account in SG Echo’s name, which account shall be subject to a Control Agreement in favor of the Lender (the “Interest Reserve Account”). The monthly payments due under the Enhanced Note are withdrawn from the Interest Reserve Account until the Interest Reserve has been fully withdrawn. SG Echo shall have no obligation to replenish amounts withdrawn from the Interest Reserve Account.

Pursuant to the terms of the Enhanced Loan Agreement, SG Echo shall grant Enhanced a first priority mortgage on the real property located at 101 Waldron Rd., Durant, Oklahoma. Additionally, SG Echo shall grant Lender a continuing security interest in, a general lien upon, collateral assignment of, and a right of set-off against all of SG Echo’s right, title, and interest in and to all assets of SG Echo.

In the event of default (as defined in the Enhanced Loan Agreement), Enhanced, among other remedies, can demand all amounts and/or liabilities owing from time to time by SG Echo to Enhanced pursuant to the Enhanced Loan Agreement and the Enhanced Note (with accrued interest thereon) and all other amounts owing under the Enhanced Loan Agreement due and payable.

As of September, 30, 2024, the Company paid off the remaining balances of the Secured Note and the Overadvance with the proceeds of the Enhanced Note.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements  (Unaudited)

9.	Notes Payable (continued)

Galvin Promissory Note

On December 14, 2023, the Company entered into a promissory note with Paul Galvin, the Company’s Chairman and CEO, for $75,000 (“Galvin Note Payable”). The note shall not accrue interest, and the entire unpaid principal balance is due December 14, 2024. During the three months ended March 31, 2024 the Company entered into an additional promissory note with Mr. Galvin in the amount of $10,000. The note shall not accrue interest, and the entire unpaid principal balance is due December 14, 2024. During the nine months ended, $65,000 in principal payments were made.

1800 Diagonal Note

On March 5, 2024, the Company issued a promissory note (the “1800 Diagonal Note”) in favor of 1800 Diagonal Lending LLC (“1800 Diagonal”) in the aggregate principal amount of $149,500 pursuant to a Securities Purchase Agreement, dated March 5, 2024 (the “SPA”).

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

On August 28, 2024, the Company issued a promissory note (the “August 1800 Diagonal Note”) in favor of 1800 Diagonal in the principal amount of $290,000 for a purchase price of $250,000, representing an original issue discount of $40,000. A one-time interest charge of twelve percent (12%) be applied on the issuance date to the principal balance. Under the terms of the August 1800 Diagonal Note, beginning on February 28, 2025, the Company is required to make five monthly payments of accrued, unpaid interest and outstanding principal, subject to adjustment, in the amount of $40,600, with $162,400 being due on February 28, 2025. The Company has right to accelerate payments or prepay in full at any time with no prepayment penalty. The connection with the August 1800 Diagonal Note, the Company incurred $8,000 in debt issuance costs. The August 1800 Diagonal Note has default terms similar to the 1800 Diagonal Note as described above.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements  (Unaudited)

9.	Notes Payable (continued)

As of September 30, 2024 and December 31, 2023, long term notes payable consisted of the following:

	2024	2023
Authority Loan Agreement	$750,000	$750,000
Debenture	—	123,600
Cedar Cash Advance Agreements	—	727,271
Secured Note	—	1,750,000
July Cash Advance Agreement	1,229,185	—
Pawn Advance Agreement	340,000	—
Enhanced Note	4,000,000	—
Overadvance	—	790,546
1800 Diagonal Note	49,834	—
August 1800 Diagonal Note	290,000	—
Galvin Note Payable	20,000	75,000
Total	6,679,019	4,216,417
Less: Debt discount and debt issuance costs	(113,214)	(107,819)
Total debt, net	6,565,805	4,108,598
Less: current maturities, net	(1,845,611)	(1,661,183)
Long-term debt, net	$4,720,194	$2,447,415

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements  (Unaudited)

10.	Leases

The Company leases certain equipment under non-cancellable operating lease agreements. The leases have remaining lease terms ranging from one year to ten years.

Supplemental balance sheet information related to leases is as follows:

Balance Sheet Location		September 30, 2024

Finance Leases
Right-of-use assets		$1,120,337

Current liabilities	Lease liability, current maturities	265,627
Non-current liabilities	Lease liability, net of current maturities	—
Total finance lease liabilities		$265,627

Weighted Average Remaining Lease Term
Finance leases		0.42 years
Weighted Average Discount Rate
Finance leases		3%

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

Anticipated future lease costs, which are based in part on certain assumptions to approximate minimum annual rental commitments under non-cancellable leases, are as follows:

Year Ending December 31:	Financing
2024 (remaining)	$133,645
2025	133,645
Total lease payments	267,290
Less: Imputed interest	1,663
Present value of lease liabilities	$265,627

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

11.	Net Income (Loss) Per Share

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

At September 30, 2024, there were options, restricted stock units and warrants of 1,822, 12,406 and 4,008,411, respectively, outstanding that could potentially dilute future net income per share. Because the Company had a net loss as of September 30, 2024, it is prohibited from including potential common shares in the computation of diluted per share amounts. Accordingly, the Company has used the same number of shares outstanding to calculate both the basic and diluted loss per share. At September 30, 2023, there were no restricted stock units and options and warrants of 1,821 and 126,251, respectively, outstanding that could potentially dilute future net income per share.

12.	Construction Backlog

The following represents the backlog of signed construction and engineering contracts in existence at September 30, 2024 and December 31, 2023, which represents the amount of revenue the Company expects to realize from work to be performed on uncompleted contracts in progress and from contractual agreements in effect at September 30, 2024 and December 31, 2023, respectively, on which work has not yet begun:

	2024	2023
Balance - beginning of period	$1,902,332	$6,810,762
New contracts and change orders during the period	4,022,954	11,614,650
Adjustments and cancellations, net	(73,381)	—
Subtotal	5,851,905	18,425,412
Less: contract revenue earned during the period	(3,932,592)	(16,523,080)
Balance - end of period	$1,919,313	$1,902,332

The Company’s remaining backlog as of September 30, 2024 represents the remaining transaction price of firm contracts for which work has not been performed and excludes unexercised contract options.

The Company expects to satisfy its backlog which represents the remaining unsatisfied performance obligation on contracts as of September 30, 2024 over the following period:

2024
Within 1 year	$1,919,313
1 to 2 years	—
Total Backlog	$1,919,313

Although backlog reflects business that is considered to be firm, cancellations, deferrals or scope adjustments may occur. Backlog is adjusted to reflect any known project cancellations, revisions to project scope and cost and project deferrals, as appropriate.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

13.	Stockholders’ Equity

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

Securities Purchase Agreement – In April 2019, the Company issued 42,388 shares of its common stock at $22.00 per share through a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional investors and accredited investors. Concurrently with the sale of the common stock, pursuant to the Purchase Agreement, the Company also sold common stock purchase warrants to such investors to purchase up to an aggregate of 42,388 shares of common stock. The Company incurred $379,816 in issuance costs from the offering and issued 4,239 warrants to the underwriters. The warrants are further discussed in Note 15.

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

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

13.	Stockholders’ Equity (continued)

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

During the nine months ended September 30, 2024, the Company issued 13,355 shares of common stock under the EP Agreement for $28,867.

Issuance of common stock and warrants for debt issuance – During the nine months ended September 30, 2024, the Company issued 15,000 shares of common stock and warrants for issuances of debt. The value of the shares and warrants amounted to $251,361, which was originally recorded as a debt discount and fully amortized when the note was extinguished.

Restricted Stock Units – During the nine months ended September 30, 2024, the Company issued 451,409 shares of common stock with a value of $1,097,698 for vested restricted stock units.

Conversion – During the nine months ended September 30, 2024, Peak One converted $802,087 of its principal balance and accrued interest into 154,155 shares of common stock of the Company. Such conversion was within the terms of the agreement with no gains or losses recognized on the transactions.

Warrant exercise – During the nine months ended September 30, 2024, 11,389 shares of common stock were issued resulting from cashless warrant exercises.

Settlement of accounts payable – During the nine months ended September 30, 2024, 212,248 shares of common stock were issued resulting from the settlement of accounts payable in the amount of $1,259,681. Such amount included a gain of $121,834 which has been included in additional paid in capital, due to the fact the settlement of accounts payable was from a related party.

Noncontrolling interest – During the nine months ended September 30, 2024, SG DevCorp recorded $2,983,518 of additional equity transactions which related to transactions in its own stock from debt issuances to third parties, of which $1,692,601 is recorded in additional paid in capital and $1,290,917 is recorded in noncontrolling interest.

Common stock deemed dividend – During the nine months ended September 30, 2024, the Company recorded a common stock deemed dividend in the amount of $475,713 from the Conversion Deemed Dividend which resulted from the change in fair value of the conversion prices of the underlying agreements.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

13.	Stockholders’ Equity (continued)

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

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

13.	Stockholders’ Equity (continued)

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

The Private Placement closed on May 7, 2024. The Company received net proceeds from the Private Placement of $3,590,386. Additionally, during the nine months ended September 30, 2024, 294,310 prefunded warrants were exercised.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

14.	Segments and Disaggregated Revenue

	Construction	Medical	Corporate and support	Consolidated
Nine Months Ended September 30, 2024
Revenue	$3,932,592	$—	$—	$3,932,592
Cost of revenue	3,618,031	—	—	3,618,031
Operating expenses	113,656	95,972	5,126,860	5,336,488
Operating loss	200,905	(95,972)	(5,126,860)	(5,021,927)
Other expense	(275,321)	—	(7,843,826)	(8,119,147)
Loss before income taxes	(74,416)	(95,972)	(12,970,686)	(13,141,074)
Common stock deemed dividend	—	—	(1,146,594)	(1,146,594)
Income from discontinued operations	—	—	2,776,013	2,776,013
Net loss attributable to common stockholders of Safe & Green Holdings Corp.	$(74,416)	$(95,972)	$(11,341,267)	$(11,511,655)

Total assets	$5,778,540	$1,406	$4,019,316	$9,799,262
Depreciation and amortization	$194,803	$—	$5,317	$200,120
Capital expenditures	$8,007	$—	$—	$8,007

	Construction	Medical	Corporate and support	Consolidated
Nine Months Ended September 30, 2023
Revenue	$14,566,351	$—	$—	$14,566,351
Cost of revenue	15,138,225	—	—	15,138,225
Operating expenses	68,384	139,135	9,265,290	9,472,809
Operating loss	(640,258)	(139,135)	(9,265,290)	(10,044,683)
Other (expense) income	(56,796)	—	34,346	(22,450)
Loss before income taxes	(697,054)	(139,135)	(9,230,944)	(10,067,133)
Net income attributable to non-controlling interest	—	—	—	—
Loss from discontinued operations	—	—	(2,615,965)	(2,615,965)
Net loss attributable to common stockholders of Safe & Green Holdings Corp.	$(697,054)	$(139,135)	$(11,846,909)	$(12,683,098)

Total assets	$7,111,643	$4,581	$6,565,385	$13,681,609
Depreciation and amortization	$146,917	$—	$1,391,743	$1,538,660
Capital expenditures	$—	$—	$530,055	$530,055

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

14.	Segments and Disaggregated Revenue (continued)

	Construction	Medical	Corporate and support	Consolidated
Three Months Ended September 30, 2024
Revenue	$1,753,223	$—	$—	$1,753,223
Cost of revenue	1,878,799	—	—	1,878,799
Operating expenses	21,842	10,012	2,083,655	2,115,509
Operating loss	(147,418)	(10,012)	(2,083,655)	(2,241,085)
Other expense	(87,413)	—	(1,387,607)	(1,475,020)
Loss before income taxes	(234,831)	(10,012)	(3,471,262)	(3,716,105)
Common stock deemed dividend	—	—	—	—
Net income attributable to non-controlling interest	—	—	—	—
Net loss attributable to common stockholders of Safe & Green Holdings Corp.	$(234,831)	$(10,012)	$(3,471,262)	$(3,716,105)

Total assets	$5,778,540	$1,406	$4,019,316	$9,799,262
Depreciation and amortization	$113,256	$—	$1,830	$115,086
Capital expenditures	$1,136	$—	$—	$1,136

	Construction	Medical	Corporate and support	Consolidated
Three Months Ended September 30, 2023
Revenue	$3,965,361	$—	$—	$3,965,361
Cost of revenue	4,501,393	—	—	4,501,393
Operating expenses	(108,603)	138,240	1,825,464	1,855,101
Operating loss	(427,429)	(138,240)	(1,825,464)	(2,391,133)
Other (expense) income	(308,988)	—	15,530	(293,458)
Loss before income taxes	(736,417)	(138,240)	(1,809,934)	(2,684,591)
Net income attributable to non-controlling interest	—	—	—	—
Loss from discontinued operations	—	—	(923,543)	(923,543)
Net loss attributable to common stockholders of Safe & Green Holdings Corp.	$(736,417)	$(138,240)	$(2,733,477)	$(3,608,134)

Total assets	7,111,643	4,581	6,565,385	13,681,609
Depreciation and amortization	$53,147	$—	$432,707	$485,854
Capital expenditures	$—	$—	$526,252	$526,252

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

15.	Warrants

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

In conjunction with the Purchase Agreement in April 2019, the Company also sold warrants to purchase up to an aggregate of 42,388 shares of common stock (2,119 shares as adjusted for the May Stock Split), at an initial exercise price of $27.50 per share ($550.00 as adjusted for the May Stock Split). The warrants are exercisable at the option of the holder on or after October 29, 2019 and expire October 29, 2024. The Company issued to certain affiliates of the underwriters, as compensation, warrants to purchase an aggregate of 4,239 shares of common stock (212 shares as adjusted for the May Stock Split), at an initial exercise price of $27.50 per share ($550.00 as adjusted for the May Stock Split),. The warrants are exercisable at the option of the holder on or after October 29, 2019 and expire April 24, 2024.

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

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

15.	Warrants (continued)

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

Warrant activity for the nine months ended September 30, 2024 are summarized as follows:

Warrants	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding and exercisable - January 1, 2024	125,856	$93.60	2.75	-
Granted	4,285,508	5.69		-
Expired	(8)
Exercised	(402,945)
Outstanding and exercisable - September 30, 2024	4,008,411	$1.91	4.65	$-

The fair value of warrants granted during the nine months ended September 30, 2024 were valued using a Black-Scholes Value model, with the following assumptions

Risk-free interest rate	3.9%
Contractual term	5 years
Dividend yield	0%
Expected volatility	98%

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

16.	Share-based Compensation

On October 26, 2016, the Company’s Board of Directors approved the issuance of up to 25,000 shares of the Company’s common stock (1,250 shares as adjusted for the May Stock Split), in the form of restricted stock or options (“2016 Stock Plan”). Effective January 30, 2017, the 2016 Stock Plan was amended and restated as the SG Blocks, Inc. Stock Incentive Plan, as further amended effective June 1, 2018 as further amended on July 30, 2020, as further amended on August 18, 2021 and as further amended effective October 5, 2023 (as amended, the “Incentive Plan”). The Incentive Plan authorizes the issuance of up to 8,625,000 shares of common stock (431,250 shares as adjusted for the May Stock Split). It authorizes the issuance of equity-based awards in the form of stock options, stock appreciation rights, restricted shares, restricted share units, other share-based awards and cash-based awards to non-employee directors and to officers, employees and consultants of the Company and its subsidiary, except that incentive stock options may only be granted to the Company’s employees and its subsidiary’s employees. The Incentive Plan expires on October 26, 2026, and is administered by the Company’s Compensation Committee of the Board of Directors. Each of the Company’s employees, directors, and consultants are eligible to participate in the Incentive Plan. As of September 30, 2024, there were 4,537,534 shares of common stock available for issuance under the Incentive Plan.

Stock-Based Compensation Expense

Stock-based compensation expense is included in the condensed consolidated statements of operations as follows:

	Nine Months Ended September 30,
	2024	2023
Payroll and related expenses	$1,097,698	$3,210,631
Total	$1,097,698	$3,210,631

	Three Months Ended September 30,
	2024	2023
Payroll and related expenses	$570,362	$—
Total	$570,362	$—

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

16.	Share-based Compensation (continued)

Stock-Based Option Awards

The Company has issued no stock-based options during the nine months ended September 30, 2024 or 2023.

Because the Company does not have significant historical data on employee exercise behavior, the Company uses the “Simplified Method” to calculate the expected life of the stock-based option awards granted to employees. The simplified method is calculated by averaging the vesting period and contractual term of the options.

The following table summarizes stock-based option activities and changes during the nine months ended September 30, 2024 as described below:

	Shares	Weighted Average Fair Value Per Share	Weighted Average Exercise Price Per Share	Weighted Average Remaining Terms (in years)	Aggregate Intrinsic Value
Outstanding – December 31, 2023	1,822	$496.00	$1,574.20	4.34	—
Granted	—	—	—	—	—
Exercised	—	—	—	—	—
Cancelled	—	—	—	—	—
Outstanding – September 30, 2024	1,822	$496.00	$1,574.20	3.59	—
Exercisable – December 31, 2023	1,822	496.00	1,574.20	—	—
Exercisable – September 30, 2024	1,822	$496.00	$1,574.20	—	—

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

On April 4, 2023, a total of 268,166 of restricted stock units (13,408 as adjusted for the May Stock Split) were granted to five of the Company's non-employee directors, under the Company's stock-based compensation plan, at the fair value of $1.01 ($20.20 as adjusted for the May Stock Split) per share, which represents the closing price of the Company's common stock on April 4, 2023. The restricted stock units granted vest in equal quarterly installments over a two-year period

During the three months ended March 31, 2024, a total of 44,147, 15,000 and 10,000 of restricted stock units were granted to Mr. Galvin, Ms. Kaelin and an employee of the Company, respectively, under the Company’s stock-based compensation plan at a fair value of $2.27 per share, which represents the closing price of the Company’s common stock at the grant date. The restricted stock units granted vest immediately.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

16.	Share-based Compensation (continued)

As of September 30, 2024, there was $109,666 unrecognized compensation costs related to non-vested restricted stock units.

The following table summarized restricted stock unit activities during the nine months ended September 30, 2024:

Number of Shares
Non-vested balance at January 1, 2024	—
Granted	462,466
Vested	(450,060)
Forfeited/Expired	—
Non-vested balance at September 30, 2024	12,406

17.	Commitments and Contingencies

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

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

17.	Commitments and Contingencies (continued)

The Company believes that the Assignment Agreement was void for lack of consideration and moved to dismiss the case on those and other grounds. On June 17, 2020, the New York Supreme Court entered an order dismissing certain claims against the Company brought by cross claimant Phipps. Specifically, the court dismissed Phipps’ claims for indemnification, contribution, fraud, negligence and negligent misrepresentation. The court did not dismiss Phipps’ claim for breach of the Assignment Agreement. The issue of the validity of the Assignment Agreement, and the Company’s defenses to the claims brought by the plaintiff Pizzarotti and cross claimant Phipps, are being litigated. The Company maintains that the Assignment Agreement, to the extent valid and enforceable, was properly terminated and/or there are no damages, and, consequently, that the claims brought against the Company are without merit. The Company intends to continue to vigorously defend the litigation. The parties have engaged in written discovery but no depositions have been conducted as of yet. By motion dated February 24, 2021, Pizzarotti moved to stay the entire action pending the outcome of a separate litigation captioned Pizzarotti, LLC v. FPG Maiden Lane, LLC et. al., Index No. 651697/2019, involving some of the same parties (but excluding the Company). Phipps cross moved to consolidate the two actions. The Company opposed both motions. On April 26, 2021, the court denied both motions and directed the parties to meet and confer concerning the scheduling of depositions. On May 10, 2021, the parties jointly filed with the court a proposed order providing the completion of depositions of all parties and nonparties by September 30, 2021. On April 4, 2024, the court entered an order setting forth the following dates for the completion of the parties depositions: (1) deposition of plaintiff shall occur by May 31, 2024, (2) deposition of Phipps shall occur by June 30, 2024, (3) deposition of the Company shall occur by July 20, 2024, (4) deposition of Mr. Shetty shall occur by August 9, 2024, (5) deposition of FPG Maiden Lane, & J. Landau shall occur by August 30, 2024, and (6) depositions of non-parties shall occur by September 30, 2024. As of September 30, 2024, the Company cannot estimate any potential loss.

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

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

17.	Commitments and Contingencies (continued)

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

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

17.	Commitments and Contingencies (continued)

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

2.) SG Blocks, Inc. v. EDI International, PC

On June 21, 2019, SG Blocks, Inc. filed a lawsuit against EDI International, PC (“EDI”), a New Jersey corporation, in connection with the parties’ consulting agreement, dated June 29, 2016, pursuant to which EDI, was to provide, for a fee, certain architectural and design services for the original project between the Company and HOLA (“Project”). The lawsuit is styled SG Blocks, Inc. v. EDI  et al., and was filed in California Superior Court, for the County of Los Angeles, case no. 19STCV21725. SG Blocks, Inc. claims that EDI, tortiously interfered with SG Blocks, Inc’s economic relationship with HCP and HOLA. The complaint seeks in excess of $1,275,754 in damages. EDI, filed a cross-complaint for alleged unpaid fees and tortious interference with EDI contractual relationship with HCP and HOLA. EDI cross-complaint seeks in excess of $30,428.71 in damages. On July 8, 2020, SG Blocks, Inc. added PVE LLC as a defendant in the lawsuit, claiming PVE LLC is liable to the same extent as EDI. In May 2021, the parties settled EDI affirmative claims, and its cross-complaint was dismissed with prejudice on August 23, 2021. On SG Blocks, Inc.’s remaining claims, trial is set for October 2024. On or about November 15, 2024, the Company received a jury verdict in its favor in the amount of $1.274 million against EDI styled as SG Blocks, Inc. v EDI et al, case no. 19STCV21725. EDI may appeal the verdict, thus there remains uncertainty whether the verdict will be reduced to a final judgment. Should the Company secure a final judgment, there remains uncertainty whether the Company will be able to collect on the judgment.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

17.	Commitments and Contingencies (continued)

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

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

17.	Commitments and Contingencies (continued)

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

See Note 21 – Subsequent Events, for additional contingencies.

Commitments

In April 2020, the Company entered into an amendment to its employment agreement, dated January 1, 2017, with Paul Galvin (the "Amendment"), to extend the term of employment to December 31, 2021, provide for an annual base salary of $400,000 provide for a performance bonus structure for a bonus of up to 50% of base salary upon the Company’s achievement of $2,000,000 EBITDA and additional performance bonus payments for the achievement of EBITDA in excess of $2,000,000 based on a percentage of the incremental increase in EBITDA (ranging from 10% of the incremental increase in EBITDA if the Company achieves over $2,000,000 and up to $7,000,000 in EBITDA, 8% of the incremental increase in EBITDA if the Company achieves over $7,000,000 and up to $12,000,000 in EBITDA and 3% of the incremental increase in EBITDA over $12,000,000), provide for a profits-based additional bonus of up to $250,000 in certain limited circumstances, and provide for one (1) year severance, plus a pro-rated amount of any unpaid bonus earned by him during the year as verified by the Company’s principal financial officer, if Mr. Galvin is terminated without cause. At the Company’s option, up to fifty (50%) percent of the EBITDA performance bonuses may be paid in restricted stock units if then available for grant under the Company’s Incentive Plan.

On July 5, 2022, the Company entered into an amendment to its employment agreement, dated January 1, 2017, as amended, with Paul Galvin, to provide for the payment of an annual base salary of $500,000 and on September 19, 2023 the agreement was amended to increase the annual base salary to $750,000. All other terms of the employment agreement remain in full force and effect. On October 22, 2024, the Board of Directors of the Company determined not to renew the employment agreement, and Mr. Galvin’s employment will terminate effective as of the close of business on December 31, 2024. See Note 21 – Subsequent Events, for additional information.

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

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

18.	Related Party Transactions

On December 14, 2023, the Company and Mr. Galvin entered into the Galvin Note Payable and an additional note payable during the three and nine months ended September 30, 2024.  See Note 9 – Notes Payable.

19.	Deconsolidation

As disclosed in Note 2, during 2024 the Company recognized the effects of the Deconsolidation, Prior to the Deconsolidation, SG DevCorp was consolidated in the Company’s financial statements. Upon the Deconsolidation, the Company accounts for its investment in SG DevCorp on the equity method. The effect of the Deconsolidation resulted in a derecognition of $12,274,844 of assets, $9,022,017 of liabilities, and $1,657,829 in the carrying value of the non-controlling interest in SG DevCorp. Additionally, upon the Deconsolidation, the Company reduced its previously amount recorded as due from SG DevCorp in the amount of $394,329 and recorded an amount of $1,717,694 due to SG DevCorp which was previously eliminated in consolidation. The Company recognized a gain of $4,728,348 which resulted from the difference between the fair value of the Company’s investment upon deconsolidation of $8,126,350, and the net assets and carrying value of the non-controlling interest as described above. The gain is included in income (loss) from discontinued operations. The assets and liabilities of SG DevCorp at the time of Deconsolidation amounted to the following:

Assets:
Cash	$567,473
Assets held for sale	4,400,361
Prepaid expenses and other current assets	429,331
Total current assets	5,397,165

Property, plant and equipment, net	1,194,117
Project development costs and other non-current assets	91,490
Intangible assets, net	138,678
Goodwill	1,810,787
Investment in and advances to equity affiliates	3,642,607
Total long-term assets	6,877,679

Liabilities:
Accounts payable and accrued expenses	1,600,294
Contingent consideration payable	945,000
Short-term notes payable, net	6,476,723
$9,022,017

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

20	Discontinued Operations

As described in Note 2, prior year financial statements for 2023 have been restated to present the operations of SG DevCorp as a discontinued operation.

The financial results of SG DevCorp are presented as income (loss) from discontinued operations. The following table represents the financial results of SG DevCorp:

	For the Nine Months Ended September 30, 2024	For the Nine Months Ended September 30, 2023	For the Three Months Ended September 30, 2023
Operating Expenses:
Payroll and related expenses	$1,223,511	$898,876	$228,779
General and administrative expenses	295,664	861,179	341,205
Marketing and business development expenses	10,219	41,309	14,003
Operating loss	(1,529,394)	(1,801,364)	(583,987)
Other income (expense)	(422,941)	(814,601)	339,556
Net loss	$(1,952,335)	$(2,615,965)	$(923,543)

The total income from discontinued operations for the nine months ended September 30, 2024, is comprised of the following:

Gain from Deconsolidation	$4,728,348
Net loss from discontinued operations	(1,952,335)
Net loss	$2,776,013

The following table presents the aggregate carrying amounts of assets and liabilities of discontinued operations of SG DevCorp as of December 31, 2023:

Assets:
Cash	$3,236
Assets held for sale	4,400,361
Prepaid expenses and other current assets	231,989
Total current assets	4,635,586

Property, plant and equipment, net	1,194,224
Project development costs and other non-current assets	65,338
Intangible assets, net	22,210
Investment in and advances to equity affiliates	3,642,607
Total long-term assets	4,924,379

Liabilities:
Accounts payable and accrued expenses	861,292
Short-term notes payable, net	6,810,897
$7,672,189

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

21.	Subsequent Events

On October 22, 2024, the Board of Directors (the “Board”) of the Company determined not to renew the Executive Employment Agreement, dated as of January 1, 2017 (the “Employment Agreement”), between the Company and Paul Galvin, the Company’s Chief Executive Officer and, in connection with such determination, delivered a written notice of termination to Mr. Galvin on October 24, 2024 in accordance with the terms of the Employment Agreement. Mr. Galvin’s employment with the Company as its Chief Executive Officer will terminate effective as of the close of business on December 31, 2024 (the “Effective Date”). After the Effective Date, Mr. Galvin is expected to continue to serve as the Chairman of the Company’s Board of Directors. The Board is conducting a comprehensive search to identify Mr. Galvin’s successor.

On October 22, 2024, the Company executed and issued a Promissory Note in favor of 1800 Diagonal in the aggregate principal amount of $174,000, and an accompanying Note Purchase Agreement, executed on October 22, 2024. The note was purchased by for a purchase price of $150,000, representing an original issue discount of $24,000. A one-time interest charge of twelve percent (12%) will be applied on the issuance on the issuance date to the principal. Under the terms of the note, beginning on November 15, 2024, the Company is required to make nine (9) monthly payments of accrued, unpaid interest and outstanding principal, each payment in the amount of $21,653.

During October 2024, 955,000 Pre-Funded Warrants were exercised and the Company issued 955,000 shares of common stock.

On November 6, 2024, the Company entered into an agreement with a single investor that is an existing holder of warrants to purchase shares of common stock of the Company for cash (the “Existing Warrants”), wherein the investor agreed to exercise the Existing Warrants to purchase up 2,758,620 shares of common stock at a reduced exercise price of $0.8718 per share, resulting in gross proceeds of approximately $2.4 million, before deducting offering fees and other expenses payable by the Company. In consideration for the exercise of the Existing Warrants for cash, the investor received new warrants (the “New Warrants”) to purchase up to an aggregate of 5,517,240 shares of common stock. The New Warrants are exercisable after stockholder approval at an exercise price of $0.8718 per common share and will expire five years after stockholder approval. The Company issued and sold the New Warrants and any shares of common stock issuable upon exercise of the New Warrants in reliance on the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) by virtue of Section 4(a)(2) thereof and Rule 506 of Regulation D thereunder. As of November 20, 2024, 1,179,620 of the Existing Warrants were exercised, with the remaining 1,579,000 is abeyance.

On or about November 6, 2024, The Durant Industrial Authority (“DIA”) filed a complaint against the Company and others, seeking unspecified damages for alleged misrepresentations made by the Company to induce DIA to enter into a forgivable promissory note, and alleged fraudulent transfer of real property that the Company purchased from DIA. The lawsuit was filed as The Durant Industrial Authority v. SG Blocks, Inc., Safe & Green Holdings Corp.; SG Echo, LLC; SGB Development Corp.; Safe and Green Development Corp. FKA SGB Development Corp.; LV Peninsula Holdings, LLC; Austerra Stable Growth Fund, LP; Paul Galvin AKA Paul Gavin; Gerald Sheeran; David Villarreal; and Nicolai Brune, Case No. CJ-2024-249 and commenced in the District Court of Bryan County, State of Oklahoma. On or about November 13, 2024, the Company was served the summons and complaint. The Company strongly denies each of the claims set forth in the complaint and will shortly file its answer. Currently, the Company cannot estimate any potential loss.

On November 21, 2024, the Company received a letter from Nasdaq notifying the Company that since the Company has not yet filed its Form 10-Q for the period ended September 30, 2024, it no longer complies with Nasdaq’s Listing Rules for continued listing. The Company expects to regain compliance by filing its Form 10-Q for the period ended September 30, 2024, on or about November 26, 2024.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Introduction and Certain Cautionary Statements

As used in this Quarterly Report on Form 10-Q for the period ended September 30, 2024 (this “Quarterly Report on Form 10-Q”), unless the context requires otherwise, references to the "Company," "we," "us," and "our" refer to Safe & Green Holdings Corp. and its subsidiaries. The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes and schedules included elsewhere in this Quarterly Report on Form 10-Q and with our audited condensed consolidated financial statements and notes for the year ended December 31, 2023, which were included in our Annual Report on Form 10-K for the year then ended December 31, 2023, as filed with the Securities and Exchange Commission (the "SEC") on May 7, 2024 (the "2023 Form 10-K"). This discussion, particularly information with respect to our future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading "Special note regarding forward-looking statements" in this Quarterly Report on Form10-Q. You should review the disclosure under the heading “Risk Factors” in the 2023 Form 10-K and in this Quarterly Report on Form 10-Q for a discussion for important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements.

Special note regarding forward-looking statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Statements contained in this Quarterly Report on Form 10-Q may use forward-looking terminology, such as "anticipates," "believes," "could," "would," "estimates," "may," "might," "plan," "expect," "intend," "should," "will," or other variations on these terms or their negatives. All statements other than statements of historical facts are statements that could potentially be forward-looking. The Company cautions that forward-looking statements involve risks and uncertainties and actual results could differ materially from those expressed or implied in these forward-looking statements or could affect the extent to which a particular objective, projection, estimate or prediction is realized. Factors that could cause or contribute to such differences include, but are not limited to: our ability to continue as a going concern; our ability to obtain additional financing on acceptable terms, if at all, or to obtain additional capital in other ways ; general economic, political and financial conditions, including inflation, both in the United States and internationally; our ability to increase sales, generate income, effectively manage our growth and realize our backlog; competition in the markets in which we operate, including the consolidation of our industry, our ability to expand into and compete in new geographic markets and our ability to compete by protecting our proprietary manufacturing process; a disruption or cybersecurity breach in our or third-party suppliers' information technology systems; our ability to adapt our products and services to industry standards and consumer preferences and obtain general market acceptance of our products; product shortages and the availability of raw materials, and potential loss of relationships with key vendors, suppliers or subcontractors; the seasonality of the construction industry in general, and the commercial and residential construction markets in particular; a disruption or limited availability with our third party transportation vendors; the loss or potential loss of any significant customers; exposure to product liability, including the possibility that our liability for estimated warranties may be inadequate, and various other claims and litigation; our ability to attract and retain key employees; our ability to attract private investment for sales of product; the credit risk from our customers and our customers’ ability to obtaining third-party financing if and as needed; an impairment of goodwill; the impact of federal, state and local regulations, including changes to international trade and tariff policies, and the impact of any failure of any person acting on our behalf to comply with applicable regulations and guidelines; costs incurred relating to current and future legal proceedings or investigations; the cost of compliance with environmental, health and safety laws and other local building regulations; our ability to utilize our net operating loss carryforwards and the impact of changes in the United States' tax rules and regulations; dangers inherent in our operations, such as natural or man-made disruptions to our facilities and project sites and other restrictions on business and commercial activity and the adequacy of our insurance coverage; our ability to comply with the requirements of being a public company; fluctuations in the price of our common stock, including decreases in price due to sales of significant amounts of stock; potential dilution of the ownership of our current stockholders due to, among other things, public offerings or private placements by the Company or issuances upon the exercise of outstanding options or warrants and the vesting of restricted stock units; the ability of our principal stockholders, management and directors to potentially exert control due to their ownership interest; any ability to pay dividends in the future; potential negative reports by securities or industry analysts regarding our business or the construction industry in general; Delaware law provisions discouraging, delaying or preventing a merger or acquisition at a premium price; our ability to remain listed on the Nasdaq Capital Market and the possibility that our stock will be subject to penny stock rules; our classification as a smaller reporting company resulting in, among other things, a potential reduction in active trading of our common stock or increased volatility in our stock price; and any factors discussed in “Part II - Item 1A. Risk Factors” to this Quarterly Report on Form 10-Q as well as “Part I – Item 1A. Risk Factors” in our 2023 Form 10-K, and other filings with the SEC. In addition, certain information presented below is based on unaudited financial information. There can be no assurance that there will be no changes to this information once audited financial information is available. As a result, readers are cautioned not to place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date of this report. The Company will not undertake to update any forward-looking statement herein or that may be made from time to time on behalf of the Company.

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

During 2024, the Company’s ownership in SG DevCorp fell below 50%, and the Company deconsolidated SG DevCorp from its financial statements (the “Deconsolidation”). As of September 30, 2024, the Company accounts for its investment in SG DevCorp on the equity method. Upon deconsolidation, the Company recognized a gain of $4,728,348 which resulted from the difference between the fair value of the Company’s investment upon deconsolidation, and the net assets and carrying value of the non-controlling interest. The Deconsolidation represents a strategic shift in the Company’s operations and will have a major effect on the Company’s operations and financial results. Prior year financial statements for 2023 have been restated to present the operations of SG DevCorp as a discontinued operation

Recent Developments

On October 30, 2024, we have successfully completed two substantial projects for a long-time customer, a large contractor to a U.S. government agency. The contracts, totaling 45 container-style office units, included one order for 15 units and another for 30 units, resulting in significant time and material savings for the customer. The entire design-to-completion process highlights SG Echo’s rapid production capabilities, high-quality manufacturing, and commitment to timely delivery. The office units, custom-designed from shipping containers, provide flexible, “plug-and-play” temporary office solutions for U.S. military operations. Each unit is built to meet strict safety and quality standards, underscoring SG Echo’s reputation for reliability, durability, and cost-effectiveness in modular construction. The quick turnaround time of the project emphasizes SG Echo’s efficiency and capability in supporting government projects on tight timelines.

On November 6, 2024, we entered into an agreement with a single investor that is an existing holder of warrants to purchase shares of common stock of the Company for cash (the “Existing Warrants”), wherein the investor agreed to exercise the Existing Warrants to purchase up 2,758,620 shares of common stock at a reduced exercise price of $0.8718 per share, resulting in gross proceeds of approximately $2.4 million, before deducting offering fees and other expenses payable by the Company. In consideration for the exercise of the Existing Warrants for cash, the investor received new warrants (the “New Warrants”) to purchase up to an aggregate of 5,517,240 shares of common stock. The New Warrants are exercisable after stockholder approval at an exercise price of $0.8718 per common share and will expire five years after stockholder approval. The Company issued and sold the New Warrants and any shares of common stock issuable upon exercise of the New Warrants in reliance on the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) by virtue of Section 4(a)(2) thereof and Rule 506 of Regulation D thereunder.

Results of Operations

Nine Months Ended September 30, 2024 and 2023:

	For the Nine Months Ended September 30, 2024	For the Nine Months Ended September 30, 2023
Total revenue	$3,932,592	$14,566,351
Total cost of revenue	3,618,031	15,138,225
Total payroll and related expenses	3,507,118	5,419,852
Total other operating expenses	1,829,370	4,052,957
Total operating loss	(5,021,927)	(10,044,683)
Total other expense	(8,119,147)	(22,450)
Total loss before income tax	(13,141,074)	(10,067,133)
Common stock deemed dividend	(1,146,594)	—
Income (loss) from discontinued operations	2,776,013	(2,615,965)
Net loss attributable to common stockholders of Safe & Green Holdings Corp.	$(11,511,655)	$(12,683,098)

Revenue

During the nine months ended September 30, 2024, we derived revenue from our construction segment. Total revenue for the nine months ended September 30, 2024 was $3,932,592 compared to $14,566,351 for the nine months ended September 30, 2023. This decrease of $10,633,759, or approximately 73%, was mainly driven by a decrease in revenues from construction services due to less jobs in progress.

Cost of Revenue and Gross Profit

Cost of revenue was $3,618,031 for the nine months ended September 30, 2024, compared to $15,138,225 for the nine months ended September 30, 2023. The decrease of $11,520,194, or a decrease of approximately 76%, is primarily related to the decrease in construction services during the nine months ended September 30, 2024.

Gross profit (loss) was $314,561 and $(571,874) for the nine months ended September 30, 2024 and 2023, respectively.

Gross profit (loss) margin percentage increased to 8% for the nine months ended September 30, 2024 compared to (4)% for the nine months ended September 30, 2023 primarily due to the recognition of losses on construction services recognized during the nine months ended September 30, 2023.

Operating Expenses

Payroll and related expenses for the nine months ended September 30, 2024 were $3,507,118 compared to $5,419,852 for the nine months ended September 30, 2023. This decrease was primarily caused by a decrease in the vesting of restricted stock units during the nine months ended September 30, 2024 as compared to the prior period, as well as the deconsolidation of SG DevCorp during 2024.

Other operating expenses (general and administrative expenses and marketing and business development expenses) for the nine months ended September 30, 2024 were $1,829,370 compared to $4,052,957 for the nine months ended September 30, 2023. This decrease was due to an overall decrease in operating expenses spend during the nine months ended September 30, 2024, as well as the deconsolidation of SG DevCorp during 2024..

Other Income (Expense)

Interest income for the nine months ended September 30, 2024 was $9,570 mainly derived from bank interest and interest associated with an outstanding note receivable. There was $22,002 of interest income for the nine months ended September 30, 2023. There was $186,634  and $690,618 of other income for the nine months ended September 30, 2024 and 2023, respectively. Interest expense for the nine months ended September 30, 2024 and 2023 was $(2,404,277) and $(735,070), respectively. The increase in interest expense resulted from an increase in notes payable balances during the nine months ended September 30, 2024. During the nine months ended September 30, 2024, there was a change in fair value of equity-based investments of $(5,590,666) recognized which resulted from the deconsolidation of SG DevCorp as well as $320,408 recognized from the disposition of SG DevCorp shares.

Income from Discontinued Operations

During the nine months ended September 30, 2024, there was a gain on deconsolidation of $4,738,348 recognized which resulted from the deconsolidation of SG DevCorp, as well as $1,952,335 in a net loss recognized. .

Three Months Ended September 30, 2024 and 2023:

	For the Three Months Ended September 30, 2024	For the Three Months Ended September 30, 2023
Total revenue	$1,753,223	$3,965,361
Total cost of revenue	1,878,799	4,501,393
Total payroll and related expenses	1,761,827	591,130
Total other operating expenses	353,682	1,263,971
Total operating loss	(2,241,085)	(2,391,133)
Total other expense	(1,475,020)	(293,458)
Total loss before income tax	(3,716,105)	(2,684,591)
Add: Net income attributable non-controlling interest	—	—
Loss from discontinued operations	—	(923,543)
Net loss attributable to common stockholders of Safe & Green Holdings Corp.	$(3,716,105)	$(3,608,134)

Revenue

During the three months ended September 30, 2024, we derived revenue primarily from our construction segment. Total revenue for the three months ended September 30, 2024 was $1,753,223 compared to $3,965,361 for the three months ended September 30, 2023. This decrease of $2,212,138, or approximately 56%, was mainly driven by a decrease in construction services due to less jobs in progress.

Cost of Revenue and Gross Profit

Cost of revenue was $1,878,799 for the three months ended September 30, 2024, compared to $4,501,393 for the three months ended September 30, 2023. The decrease of $2,622,594, or a decrease of approximately 58%, is primarily related to the decrease in construction services during the three months ended September 30, 2024.

Gross loss was $(125,576) and $(536,032) for the three months ended September 30, 2024 and 2023, respectively.

Gross profit margin percentage increased to (7)% for the three months ended September 30, 2024 compared to (14)% for the three months ended September 30, 2023 primarily due to the recognition of losses on construction services recognized during the three months ended September 30, 2023.

Operating Expenses

Payroll and related expenses for the three months ended September 30, 2024 were $1,761,827 compared to $591,130 for the three months ended September 30, 2023. This increase was primarily caused by a decrease in the vesting of restricted stock units during the three months ended September 30, 2024 as compared to the prior year period.

Other operating expenses (general and administrative expenses and marketing and business development expenses) for the three months ended September 30, 2024 were $353,682 compared to $1,263,971 for the three months ended September 30, 2023. This decrease was due to an overall decrease in operating expenses spend during the three months ended September 30, 2024, as well as the deconsolidation of SG DevCorp during 2024.

Other Income (Expense)

There was $3,186 of interest income for the three months ended September 30, 2023. There was $2,652 and $102,128 of other income for the three months ended September 30, 2024 and 2023, respectively. Interest expense for the three months ended September 30, 2024 and 2023 was $864,007 and $398,772, respectively. The increase in interest expense resulted from an increase in notes payable balances during the three months ended September 30, 2024. Additionally, during the three months ended September 30, 2024, there was a change in fair value of equity-based investments of $(613,665) recognized which resulted from the deconsolidation of SG DevCorp.

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

Our operations for the nine months ended September 30, 2024 and 2023 may not be indicative of our future operations.

Liquidity and Capital Resources

As of September 30, 2024 and December 31, 2023, we had an aggregate of $256,957 and $14,212, respectively, of cash and cash equivalents and short-term investments.

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

On August 27, 2024, SG Building entered into a Cash Advance Agreement (the “Pawn Cash Advance Agreement”) with Pawn Funding (“Pawn”) pursuant to which SG Building sold to Pawn $599,600 of its future receivables for a purchase price of $400,000, less underwriting fees and expenses paid and the repayment of prior amounts due Pawn, for net funds provided of $360,000. Pursuant to the Pawn Cash Advance Agreement, Pawn is expected to withdraw $4,999.67 a week directly from SG Building until the $599,600 due to Pawn is paid in full. In the event of a default (as defined in the Pawn Cash Advance Agreement), Cedar, among other remedies, can demand payment in full of all amounts remaining due under the Pawn Cash Advance Agreement.

On August 28, 2024, the Company issued a promissory note (the “August 1800 Diagonal Note”) in favor of 1800 Diagonal in the principal amount of $290,000 for a purchase price of $250,000, representing an original issue discount of $40,000. A one-time interest charge of twelve percent (12%) be applied on the issuance date to the principal balance. Under the terms of the August 1800 Diagonal Note, beginning on February 28, 2025, the Company is required to make five monthly payments of accrued, unpaid interest and outstanding principal, subject to adjustment, in the amount of $40,600, with $162,400 being due on February 28, 2025. The Company has right to accelerate payments or prepay in full at any time with no prepayment penalty. The connection with the August 1800 Diagonal Note, the Company incurred $8,000 in debt issuance costs. The August 1800 Diagonal Note has default terms similar to the 1800 Diagonal Note as described above.

On September 20, 2024, SG Echo entered into a Loan and Security Agreement (the “Enhanced Loan Agreement”) with Enhanced Capital Oklahoma Rural Fund, LLC (“Enhanced”) pursuant to which SG Echo borrowed $4,000,000 (the “Principal”) from Enhanced, and whereby SG Echo executed and delivered a Secured Promissory Note (the “Enhanced Note”) to Enhanced to evidence SG Echo’s obligations under the Enhanced Loan Agreement. The Enhanced Note shall bear interest at a rate equal to the greater of (i) the Secured Overnight Financing Rate (“SOFR”) plus six and sixty-five tenths percent (6.65%) and (ii) ten percent (10.0%) per annum (the “Interest Rate”). SG Echo shall pay to Enhanced a closing fee of $80,000, which shall be due and payable on October 1, 2025, unless such date shall be extended by Lender. SG Echo’s obligations under the Enhanced Loan Agreement and the Enhanced Note have been guaranteed by the Company.

Pursuant to the terms of the Enhanced Note, SG Echo shall make monthly payments of accrued interest on the first business day of each calendar month until December 31, 2025. Commencing January 2026, SG Echo shall make monthly payments of accrued interest and additionally shall make a monthly principal payment on the Note in an amount equal to $22,222.22. The maturity date of the Note shall be the sixty-month anniversary of the closing date (the “Enhanced Maturity Date”). All outstanding principal and accrued interest shall be due and payable on the Enhanced Maturity Date.

Pursuant to the terms of the Enhanced Loan Agreement, on the closing date, $360,000 (the “Interest Reserve”) will be deposited in a segregated deposit account in SG Echo’s name, which account shall be subject to a Control Agreement in favor of the Lender (the “Interest Reserve Account”). Beginning February 1, 2025, Lender may withdraw the monthly interest payments due under the Enhanced Note from the Interest Reserve Account until the Interest Reserve has been fully withdrawn. SG Echo shall have no obligation to replenish amounts withdrawn from the Interest Reserve Account.

Pursuant to the terms of the Enhanced Loan Agreement, SG Echo shall grant Enhanced a first priority mortgage on the real property located at 101 Waldron Rd., Durant, Oklahoma. Additionally, SG Echo shall grant Lender a continuing security interest in, a general lien upon, collateral assignment of, and a right of set-off against all of SG Echo’s right, title, and interest in and to all assets of SG Echo.

In the event of default (as defined in the Enhanced Loan Agreement), Enhanced, among other remedies, can demand all amounts and/or liabilities owing from time to time by SG Echo to Enhanced pursuant to the Enhanced Loan Agreement and the Enhanced Note (with accrued interest thereon) and all other amounts owing under the Enhanced Loan Agreement due and payable.

We continue to generate losses from operations. As of September 30, 2024, our stockholders’ equity was $(8,158,927), compared to $(6,334,859) as of December 31, 2023, and we had an accumulated deficit of $84,303,865, compared to $75,930,805 as of December 31, 2023. Our net loss attributable to our common stockholders for the nine months ended September 30, 2024 was $(11,511,655) and net cash used in operating activities was $9,915,916.

We will need to generate additional revenues or secure additional financing sources, such as debt or equity capital, to fund future growth, which financing may not be available on favorable terms or at all. We are in the process of securing funding, which we believe will provide the needed working capital until we are cash flow positive, which we believe will be in [the second half of 2024]. If we are unable to raise the necessary capital at the times we require such funding, we may need to materially change our business plan, including delaying implementation of aspects of such business plan or curtailing or abandoning such business plan altogether.

Cash Flow Summary

	Nine Months Ended September 30,
	2024	2023
Net cash provided by (used in):
Operating activities	$(9,915,916)	$(4,671,863)
Investing activities	(401,448)	(692,603)
Financing activities	10,560,109	5,494,596
Net increase in cash and cash equivalents	$242,745	$130,130

Operating activities used net cash of $9,915,916 during the nine months ended September 30, 2024, and used net cash of $4,671,863 during the nine months ended September 30, 2023. Generally, our net operating cash flows fluctuate primarily based on changes in our profitability and working capital. Cash used in operating activities increased by approximately $5,244,053.

Investing activities used net cash of $401,448 during the nine months ended September 30, 2024, and $692,603 net cash during the nine months ended September 30, 2023 a decrease in cash used of $291,155. This amount resulted from $8,007 in purchases of property and equipment, , $125,000 received from the sale of equity-based investment and $154,089 in project development costs, as well as $364,352 used in discontinued operations.

Financing activities provided net cash of $10,560,109 during the nine months ended September 30, 2024. Financing activities provided $5,494,596 net cash during the nine months ended September 30, 2023.  This amount resulted from $5,143,298 in repayments of short-term notes payable, proceeds of $8,013,745 from the issuances of short-term notes payable, $494,213 received from a warrant inducement transaction, $30 from prefunded warrant exercise, and $3,619,253 from proceed from issuance of stock, as well as $3,576,166 received from discontinued operations.

There can be no assurance that our customers will decide to and/or be able to proceed with these construction projects, or that we will ultimately recognize revenue from these projects in a timely manner or at all.

Off-Balance Sheet Arrangements

As of September 30, 2024 and December 31, 2023, we had no material off-balance sheet arrangements to which we are a party.

In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector. These agreements are typically with consultants and certain vendors. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of September 30, 2024.

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

Goodwill – The Company performs its impairment test of goodwill at the reporting unit level each fiscal year, or more frequently if events or circumstances change that would more likely than not reduce the fair value of its reporting unit below its carrying values. The Company performs a goodwill impairment test by comparing the fair value of the reporting unit with its carrying value and recognizes an impairment charge for the amount by which the carrying value exceeds the fair value, not to exceed the total amount of goodwill. The amount by which the carrying value of the goodwill exceeds its implied fair value, if any, is recognized as an impairment loss. There were no impairments during the nine months ended September 30, 2024 or 2023.

Intangible assets – Intangible assets consist of $68,344 of trademarks, and $6,706 of website costs that are being amortized over 5 years. The Company evaluated intangible assets for impairment during the year ended December 31, 2023 and determined that there was an $1,880,547 impairment loss for the year ended December 31, 2023 relating to intangible assets of proprietary knowledge and technology. The amortization expense for the nine months ended September 30, 2024 and 2023 was $10,251 and $140,437, respectively. The accumulated amortization as of September 30, 2024 and December 31, 2023 was $59,975 and $2,852,929, respectively.

New Accounting Pronouncements

See Note 4 to the accompanying consolidated financial statements for all recently adopted and new accounting pronouncements.

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

Non-GAAP Financial Information (continued)

The following is a reconciliation of EBITDA and Adjusted EBITDA to the nearest GAAP measure, net gain (loss) attributable to common stockholders:

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Net loss attributable to common stockholders of Safe & Green Holdings Corp.	$(3,716,105)	$(3,608,134)	$(11,511,655)	$(12,683,098)
Addback interest expense	864,007	398,772	2,404,277	735,070
Addback interest income	—	(3,186)	(9,570)	(22,002)
Addback depreciation and amortization	110,407	1,448,305	1,709,230	1,538,585
EBITDA (non-GAAP)	(2,741,691)	(1,764,243)	(7,407,718)	(10,431,445)
Common stock deemed dividend	—	—	1,146,594	—
Gain on deconsolidation-SG DevCorp (including noncontrolling interest portion)	—	—	(3,990,304)	—
Change in fair value of equity-based investments	613,665	—	5,590,666	—
Loss on disposition of equity-based investments	—	—	320,408	—
Addback litigation expense	43,801	—	356,046	17,361
Addback stock issued for services	—	—	—	484,825
Addback stock compensation expense	570,362	—	1,097,698	3,210,631
Adjusted EBITDA (non-GAAP)	$(1,513,863)	$(1,764,243)	$(2,886,610)	$(6,718,628)

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

Changes in Internal Control over Financial Reporting

For the fiscal quarter ended September 30, 2024, there have been no changes in our internal control over financial reporting identified in connection with the evaluations required by Rule 13a-15(d) or Rule 15d-15(d) under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1.     Legal Proceedings

The information included in "Note 17 - Commitments and Contingencies" of our condensed consolidated financial statements included elsewhere in this Quarterly Report Form 10-Q is incorporated by reference into this Item.

ITEM 1A.  Risk Factors

Investing in our common stock involves a high degree of risk. You should consider carefully the following risks, together with all other information in this Quarterly Report on Form 10-Q, including our unaudited condensed consolidated financial statements and notes thereto. If any of the following risks actually materializes, our operating results, financial condition and liquidity could be materially adversely affected. As a result, the trading price of our common stock could decline and you could lose part or all of your investment. The following information updates, and should be read in conjunction with, the information disclosed in Part I, Item 1A, "Risk Factors," contained in the 2023 Form 10-K. There have been no material changes from the risk factors disclosed in “Part I—Item 1A. Risk Factors” in our 2023 Form 10-K, except as follows:

If we are not successful in our efforts to increase sales or raise capital, we could experience a shortfall in cash over the next twelve months, and our ability to obtain additional financing on acceptable terms, if at all, may be limited.

At September 30, 2024 and December 31, 2023, we had cash and cash equivalents and a short-term investment, collectively, of $256,957 and $14,212 respectively. However, during the nine months ended September 30, 2024 and September 30, 2023 we reported a net loss attributable to common stockholders of Safe & Green Holdings Corp. of $(11,511,655) and $(12,683,098), respectively, and used $9,915,916 and $4,671,863 of cash for operations, respectively. If we are not successful with our efforts to increase revenue, we could experience a shortfall in cash over the next twelve months. If there is a shortfall, we may be forced to reduce operating expenses, among other steps, all of which would have a material adverse effect on our operations going forward.

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

The report of our independent registered public accounting firm contains a note stating that the accompanying financial statements have been prepared assuming we will continue as a going concern. At September 30, 2024 and December 31, 2023, we had cash and cash equivalents and a short-term investment, collectively, of $256,957 and $14,212, respectively. However, during the nine months ended September 30, 2024 and September 30, 2023, we reported a net loss attributable to common stockholders of Safe & Green Holdings Corp. of $(11,511,655) and $(12,683,098), respectively, and used $9,915,916 and $4,671,863 of cash for operations, respectively.

We have incurred losses since inception, have negative working capital of $11,237,131 as of September 30, 2024 and have negative operating cash flows, which has raised substantial doubt about our ability to continue as a going concern. We expect our current cash and the proceeds from anticipated financings to be sufficient for working capital until we are cash flow positive, which we believe will be in the first half of 2025.

The loss of one or a few customers could have a material adverse effect on us.

A few customers have in the past, and may in the future, account for a significant portion of our revenues in any one year or over a period of several consecutive years. For example, for the three months ended September 30, 2024 approximately 84% of our revenue was generated from one customer and for the year ended December 31, 2023, approximately 87% of our revenue was generated from one customers. Although we have contractual relationships with many of our significant customers, our customers may unilaterally reduce or discontinue their contracts with us at any time. The loss of business from a significant customer could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our clients may adjust, cancel or suspend the contracts in our backlog; as such, our backlog is not necessarily indicative of our future revenues or earnings. In addition, even if fully performed, our backlog is not a good indicator of our future gross margins.

Backlog represents the total dollar amount of revenues we expect to record in the future as a result of performing work under contracts we have been awarded. Backlog may fluctuate significantly due to the timing of orders or awards for large projects and is not necessarily indicative of future backlog levels or the rate at which backlog will be recognized as revenue. We include in backlog only those contracts for which we have reasonable assurance that the customer can obtain the permits for construction and can fund the construction. As of December 31, 2023, our backlog totaled approximately $1.9 million and as of September 30, 2024, our backlog totaled approximately $1.9 million. Our backlog is described more in detail in “Note 13—Construction Backlog” of the notes to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. We cannot provide assurance that our backlog will be realized as revenues in the amounts reported or, if realized, will result in profits. In accordance with industry practice, substantially all of our contracts are subject to cancellation, termination or suspension at our customer’s discretion. In the event of a project cancellation, we generally would not have a contractual right to the total revenue reflected in our backlog. Projects can remain in backlog for extended periods of time because of the nature of the project and the timing of the particular services required by the project. In addition, the risk of contracts in backlog being cancelled or suspended generally increases during periods of widespread economic slowdowns or in response to changes in commodity prices.

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

At September 30, 2024, there were options, restricted stock units and warrants of 1,822, 12,406 and 4,008,411, respectively, outstanding that could potentially dilute future net income per share. Because the Company had a net loss as of September 30, 2024, it is prohibited from including potential common shares in the computation of diluted per share amounts. Accordingly, the Company has used the same number of shares outstanding to calculate both the basic and diluted loss per share. At September 30, 2023, there were no restricted stock units and options and warrants of 1,822 and 126,251, respectively, outstanding that could potentially dilute future net income per share.

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

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.     Defaults Upon Senior Securities

None.

ITEM 4.     Mine Safety Disclosures

Not applicable.

ITEM 5.     Other Information

Rule 10b5-1 Trading Arrangements

During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
Date: November 26, 2024

