Form 10-K
period 2024-12-31
SAFE & GREEN HOLDINGS CORP.
filed 2025-04-01
CIK 1023994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the common stock held by non-affiliates of the registrant based on the closing price of the shares of common stock on the Nasdaq Capital Market on June 30, 2024 was approximately $4,816,024.

As of March 28, 2025, the registrant had a total of 6,389,041 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

SAFE & GREEN HOLDINGS CORP.

FORM 10-K

PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Annual Report”) contains “forward-looking statements” that involve risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements. The statements contained in this Annual Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the “Securities Act”, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “strategy,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” included under Part I, Item 1A below. Furthermore, such forward-looking statements speak only as of the date of this Annual Report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Annual Report will prove to be accurate.  In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the objectives and plans of ours will be achieved.  Investors are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date on which such statements are made.  Any forward-looking statements made by us or on our behalf speak only as of the date they are made, and we do not undertake to update any forward-looking statement that may be made from time to time on our behalf.

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

During 2024, the Company’s ownership in SG DevCorp fell below 50%, and the Company deconsolidated SG DevCorp from its financial statements (the “Deconsolidation”). As of December 31, 2024, the Company accounts for its investment in SG DevCorp on the equity method. Upon deconsolidation, the Company recognized a gain of $4,637,013 which resulted from the difference between the fair value of the Company’s investment upon deconsolidation, and the net assets and carrying value of the non-controlling interest. The Deconsolidation represents a strategic shift in the Company’s operations and will have a major effect on the Company’s operations and financial results. Prior year financial statements for 2023 have been restated to present the operations of SG DevCorp as a discontinued operation.

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

In addition, future target mafor expansion of such products and services include data centers, warehouse/public storage, reclamation/drop off centers and medical.

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

In December 2022, we announced our plan to separate (the “Separation”) our company and SG DevCorp into two separate publicly traded companies. To implement the Separation, on September 27, 2023 , we, effected a pro rata distribution to our stockholders of approximately 30% of the outstanding shares of SG DevCorp’s common stock (the “Distribution”). In connection with the Distribution, each of our stockholders received 0.930886 shares of SG DevCorp’s common stock for every five (5) shares of our common stock held as of the close of business on September 8, 2023, the record date for the Distribution, as well as a cash payment in lieu of any fractional shares. Immediately after the Distribution, SG DevCorp was no longer a wholly-owned subsidiary of ours and we held approximately 70% of SG DevCorp’s issued and outstanding securities. On September 28, 2023, SG DevCorp’s common stock began trading on the Nasdaq Capital Market under the symbol “SGD.”

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

SG Environmental

In March 2022, we entered into a ten-year exclusive distribution agreement with Sanitec Industries LLC (“Sanitec”), a sustainable waste management company that is the global patent holder for the Sanitec Microwave Healthcare Waste Disinfection System™ for the State of New York with a right to expand to other states. The Sanitec Microwave Disinfection Unit is designed to shred and disinfect biomedical waste, rendering the waste disinfected, unrecognizable, and of no greater risk to the public health than residential household waste. Sanitec Industries’ existing customers are primarily centered in healthcare facilities nationwide, ranging from large hospital systems to single practitioner doctors’ offices. In connection with our entry into the Sanitec distribution agreement we formed a new subsidiary, SG Environmental Solutions Corp. SG Environmental plans to offer biomedical waste removal utilizing the patented technology that it licenses from Sanitec to shred and disinfect biomedical waste for safe disposal. To date, we have not generated revenue from SG Environmental, and do not have any immediate intentions of having this as part of our core business.

Recent Developments

On February 2, 2025, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and between us and NAHD pursuant to which NAHD will be merged into a to-be-formed subsidiary of the Company (the “Merger”). Following this Merger, the NAHD operating subsidiaries will be indirect, wholly owned subsidiaries of the Company.

As merger consideration, the Company will issue four million (4,000,000) Series A non-voting convertible preferred shares of the Company, par value $1.00 (the “Preferred Shares”), to the NAHD shareholders. Each Preferred Share has the right to convert into shares of common stock of the Company at a ratio of 1 to 15 (each Preferred Share will convert into 15 shares of common stock of the Company), provided, however, that such conversion is subject to the approval of a majority of the Company’s common shareholders.

The Merger Agreement contain customary representations, warranties, and covenants. The Merger Agreement also contain conditions to the completion of the Merger including the filing of the articles of incorporation and/or organization for the merger subsidiaries, and the adoption of board resolutions and/or sole member resolutions by the merger subsidiaries approving the Merger. There are no assurances that the parties will satisfy all of the conditions to the merger.

The parties expect to complete these transactions as soon as practicable following the satisfaction or waiver of the condition to the Merger.

On February 26, 2025, the Company received a listing decision from The Nasdaq Stock Market LLC (“Nasdaq”) on behalf of the Nasdaq Hearings Panel (the “Panel”) indicating that the Company has evidenced compliance with the minimum equity standard set forth in Listing Rule 5550(b)(1) (the “Equity Rule”) and all other applicable criteria for continued listing on The Nasdaq Capital Market. Accordingly, the previously disclosed listing matter has been closed, and the Company’s securities will remain listed on Nasdaq.

To regain compliance with the Equity Rule, the Company proposed a merger with Olenox Corp., a diversified energy company based in Texas that operates in three vertically integrated business units: Oil & Gas, Energy Services, and Energy Technologies (the “Olenox Merger”). On February 6, 2025, the Company informed the Panel that the Company had completed the first planned stage of the Olenox Merger, which served to increase stockholders’ equity by approximately $60 million. Based on the information presented and publicly disclosed, the Panel determined that the Company has satisfied the Equity Rule.

In its communications with the Panel, the Company further advised that the conversion of the preferred stock issued in the transaction is subject to the Company’s receipt of shareholder approval for the issuance of the underlying common shares and, upon such issuance, will result in a change of control of the Company. The Company plans to file an initial listing application for the combined entity and to evidence compliance with Nasdaq’s initial listing criteria upon completion of the change of control aspect of the transaction.

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

Our Customers

We market our construction products to a broad customer base, comprised primarily of contractors, home builders, building owners and other resellers across the continental United States. In addition, as stated above, we have supplied and offer our Modules to the medical community. Safe & Green customers come from all walks in the economy and include government agencies, private developers, the U.S. Military, the Native American Community, the QSR operators, and a host of entrepreneurs looking to launch ideas and technology. At December 31, 2024 and 2023 100% and 100%, respectively, of our gross accounts receivable were due from three and four customers. Revenue relating to three and one customer represented approximately 83% and 87% of our total revenue for the years ending December 31, 2024 and 2023, respectively.

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

Our principal offices are located at 990 Biscayne Blvd., 501, Office 12, Miami, Florida 33132. Our website address is www.safeandgreeenholdings.com. The information contained in, and that can be accessed through our website, is not incorporated into and is not a part of this Annual Report. We make available on our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K as soon as reasonably practicable after those reports are filed with the SEC. The following Corporate Governance documents are also posted on our website: Code of Business Conduct and Ethics and the Charters for the following Committees of the Board of Directors: Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee. Our phone number is (646) 240-4235. Our filings may also be read and copied at the SEC’s Public Reference Room at 100 F Street NE, Room 1580 Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that website is www.sec.gov.

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

Human Capital

We believe that our success depends upon our ability to attract, develop and retain key personnel. As of December 31, 2024, we directly employed five full-time employees and engaged outside professional firms and subcontractors to deliver projects to customers, and SG Echo directly employed twenty six full-time employees.

Available Information

We are subject to the informational requirements of the Exchange Act, and in accordance therewith, we file reports, proxy and information statements and other information with the SEC. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available through the investor relations section of our website at www.safeandgreenholdings.com. Reports are available free of charge as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. The information contained on our website is not incorporated by reference into this Annual Report.

Item1A. Risk Factors.

               Investing in our common stock involves a high degree of risk. You should consider carefully the following risks, together with all the other information in this Annual Report, including the section titled “Forward-Looking Statements,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the accompanying notes included elsewhere in this Annual Report. The risks described below are not the only ones we face. Any of the following risks could materially and adversely affect our business. If any of the following risks actually materializes, our operating results, financial condition and liquidity could be materially adversely affected. As a result, the trading price of our common stock could decline and you could lose part or all of your investment. Our business, financial condition and results of operations could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material.

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

At December 31, 2024 and 2023, we had cash and cash equivalents and a short-term investment, collectively, of $375,873 and $14,212, respectively. However, during the fiscal years ended December 31, 2024 and 2023, we reported a net loss of $16,979,682 and $26,282,533, respectively, and used $10,898,755 and $6,735,017 of cash for operations, respectively.

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

Although we are attempting to curtail our expenses, there is no guarantee that such curtailment will cure our liquidity problem. Our cash used in operations for the year ended December 31, 2024 was $10,898,755 primarily due to our net loss. During the year ended December 31, 2024, we financed our operations from proceeds of short-term notes payables and warrants. Subsequent to the end of the quarter we have continued to finance our operations form the issuance of additional notes.

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

The report of our independent registered public accounting firm contains a note stating that the accompanying financial statements have been prepared assuming we will continue as a going concern. At December 31, 2024 and 2023, we had cash and cash equivalents and a short-term investment, collectively, of $375,873 and $17,448, respectively. During the fiscal years ended December 31, 2024 and 2023, we reported a net loss of $16,979,682 and $26,282,533, respectively, and used $10,898,755 and $6,735,017 of cash for operations, respectively and we expect to incur additional net losses in future periods.

Our ability to continue as a going concern is dependent upon our ability to raise additional capital, and there can be no assurance that such capital will be available in sufficient amounts, on a timely basis, on acceptable terms, or at all. This raises substantial doubt about our ability to continue as a going concern within one year after the date hereof. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and do not include any adjustments that might result from the outcome of this uncertainty. If we cannot continue as a going concern, our stockholders would likely lose most or all of their investment in us.

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

To date we have not generated revenue from SG Environmental and there can be no assurance that we will be able to do so in the future.

In 2022 we formed SG Environmental to manage waste removal. To date SG Environmental has not generated any revenue from its operations and there can be no assurance that it will do so in the future. We expect SG Environmental to incur operating losses for the foreseeable future, and there can be no assurance that it will be able to generate revenues, or that any revenues generated will be sufficient for it to become profitable or thereafter maintain profitability.

An impairment of goodwill has had a material adverse effect on our financial condition and results of operations.

            As December 31, 2024, our goodwill has been fully impaired. We performed an impairment test of our goodwill annually during the fourth quarter of our fiscal year or when events occur or circumstances change that would more-likely-than-not indicate that goodwill might be impaired. Factors that may be considered a change in circumstances, indicating that the carrying value of our goodwill may not be recoverable, include a decline in stock price and market capitalization, reduced future cash flow estimates and slower growth rates in our industry. Our annual impairment tests resulted in $0 impairment of goodwill during fiscal 2024 and $1,309,330 during fiscal 2023. Deterioration in estimated future cash flows in our reporting unit could result in further future goodwill impairment. Changes to our business strategy, changes in industry or market conditions, changes in operating performance or other indicators of impairment could cause us to record a significant impairment charge during the period in which the impairment is determined, negatively impacting our results of operations and financial position.

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

A few customers have in the past, and may in the future, account for a significant portion of our revenues in any one year or over a period of several consecutive years. At December 31, 2024 and 2023, 100% and 100%, respectively, of the our gross accounts receivable were due from three and four customers. Revenue relating to three and one customer represented approximately 83% and 87% of our total revenue for the years ended December 31, 2024 and 2023, respectively. Although we have contractual relationships with many of our significant customers, our customers may unilaterally reduce or discontinue their contracts with us at any time. The loss of business from a significant customer could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

The nature of our operations exposes us to possible litigation claims, including disputes relating to our operations and commercial and contractual arrangements. Often the litigation matters are not totally within our control. We will contest these matters vigorously and will make insurance claims where appropriate, but because of the uncertain nature of litigation and coverage decisions, we cannot predict the outcome of these matters. The costs associated with litigation matters could have a material adverse effect on our financial condition and profitability. In addition, our profitability or cash flow in a particular period could be affected by an adverse ruling in any litigation currently pending in the courts or by litigation that may be filed against us in the future. We are also subject to government regulation, which could result in administrative proceedings in the future. For additional information, see “Note 20 - Commitments and Contingencies” of our condensed consolidated financial statements included in this Annual Report.

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

A few customers have in the past, and may in the future, account for a significant portion of our revenues in any one year or over a period of several consecutive years. At December 31, 2024 and 2023, 100% and 100%, respectively, of the our gross accounts receivable were due from three and four customers. For the year ended December 31, 2024 and 2023, 83% and 87% of our revenue was from three and one customer, respectively. Although we have contractual relationships with many of our significant customers, our customers may unilaterally reduce or discontinue their contracts with us at any time. The loss of business from a significant customer could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We rely on certain vendors to supply us with materials and products that, if we were unable to obtain, could adversely affect our business.

We have relationships with key materials vendors, and we rely on suppliers for our purchases of products from them. Any inability to obtain materials or services in the volumes required and at competitive prices from our major trading partners, the loss of any major trading partner or the discontinuation of vendor financing (if any) may seriously harm our business because we may not be able to meet the demands of our customers on a timely basis in sufficient quantities or at all. Other factors, including reduced access to credit by our vendors resulting from economic conditions, may impair our vendors’ ability to provide products in a timely manner or at competitive prices. We also rely on other vendors for critical services such as transportation, supply chain and professional services. Any negative impacts to our business or liquidity could adversely impact our ability to establish or maintain these relationships. There were no vendors representing 10% or more of our total cost of revenue for the years ended December 31, 2024 or 2023.

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

Backlog represents the total dollar amount of revenues we expect to record in the future as a result of performing work under contracts we have been awarded. Backlog may fluctuate significantly due to the timing of orders or awards for large projects and is not necessarily indicative of future backlog levels or the rate at which backlog will be recognized as revenue. As of December 31, 2023, our backlog totaled approximately $1.9 million and as of December 31, 2024, our backlog totaled approximately $1.2 million. The decrease in backlog at December 31, 2024 from December 31, 2023 is primarily attributable to revenue being recognized during the year ended December 31, 2023. Our backlog is described more in detail in “Note 13 —Construction Backlog” of the notes to our consolidated financial statements included in this Annual Report. We cannot provide assurance that our backlog will be realized as revenues in the amounts reported or, if realized, will result in profits. In accordance with industry practice, substantially all of our contracts are subject to cancellation, termination or suspension at our customer’s discretion. In the event of a project cancellation, we generally would not have a contractual right to the total revenue reflected in our backlog. Projects can remain in backlog for extended periods of time because of the nature of the project and the timing of the particular services required by the project. In addition, the risk of contracts in backlog being cancelled or suspended generally increases during periods of widespread economic slowdowns or in response to changes in commodity prices.

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

At December 31, 2024, we had tax net operating loss carry forwards totaling approximately $60.9 million. The net operating loss expires beginning 2030 through 2037 for those losses generated in 2017 and prior years. Approximately $54 million of such net operating losses will carry forward indefinitely and be available to offset up to 80% of future taxable income each year. At December 31, 2024, we had a valuation allowance of approximately $20 million, primarily related to net operating loss carry forwards that are not more likely than not to be utilized due to an inability to carry back these losses in most states and short carry forward periods that exist in certain states. If we are unable to use our net operating losses, we may be required to record charges or reduce our deferred tax assets, which could have an adverse effect on our results of operations.

Risks Relating to our Industry and Other Adverse Economic Conditions

Unfavorable global economic conditions, including any adverse macroeconomic conditions or geopolitical events could adversely affect our business, financial condition, results of operations or liquidity.

The global economy, including the financial and credit markets, continues to experience extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates, elevated interest rates and uncertainty about economic stability. Likewise, the current conflicts in Ukraine and the Middle East have created extreme volatility in the global capital markets and global economic consequences, including disruptions of the global supply chain. A severe or prolonged economic downturn or continued volatility in the financial and credit markets could negatively impact our ability to obtain necessary debt or equity financing in a timely manner or on favorable terms, if at all. The severity and duration of any such impacts cannot be predicted. Any such failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies or cause us to delay our development plans or commercialization efforts. Any of these actions could materially harm our business.

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

On May 16, 2024, the Company received a letter from Nasdaq notifying the Company that it was not in compliance with Nasdaq Listing Rule 5550(b)(1) (“Rule 5550(b)(1)”) because the stockholders’ equity of the Company of ($6,334,859), as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, was below the minimum requirement of $2.5 million. As of the date of this Quarterly Report on Form 10-Q, the Company does not have a market value of listed securities of $35 million, or net income from continued operations of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years, the alternative quantitative standards for continued listing on Nasdaq. In accordance with Nasdaq’s Listing Rules, the Company had until June 30, 2024 to submit a plan to regain compliance with Rule 5550(b)(1). On July 25, 2024, Nasdaq notified the Company that, based on its review of the Company and the materials submitted by the Company to Nasdaq, Nasdaq Staff determined to grant the Company an extension to regain compliance with Rule 5550(b)(1) until November 12, 2024, subject to the Company regaining and evidencing compliance with Rule 5550(b)(1) by such date.

On February 26, 2025, the “Company received a listing decision from Nasdaq on behalf of the Nasdaq Hearings Panel (the “Panel”) indicating that the Company has evidenced compliance with the minimum equity standard set forth in Rule 5550(b)(1) and all other applicable criteria for continued listing on The Nasdaq Capital Market. Accordingly, the previously disclosed listing matter has been closed, and the Company’s securities will remain listed on Nasdaq. To regain compliance with Rule 5550(b)(1), the Company proposed a merger with Olenox Corp., a diversified energy company based in Texas that operates in three vertically integrated business units: Oil & Gas, Energy Services, and Energy Technologies (the “Olenox Merger”). On February 6, 2025, the Company informed the Panel that the Company had completed the first planned stage of the Olenox Merger, which served to increase stockholders’ equity by approximately $60 million. Based on the information presented and publicly disclosed, the Panel determined that the Company has satisfied Rule 5550(b)(1).

Any future delisting of the Company’s common stock from Nasdaq could adversely affect the Company’s ability to attract new investors, reduce the liquidity of its outstanding shares of common stock, reduce its ability to raise additional capital, reduce the price at which its common stock trades, result in negative publicity and increase the transaction costs inherent in trading such shares with overall negative effects for the Company’s stockholders. The Company cannot assure its investors that its common stock, if delisted from Nasdaq, will be listed on another national securities exchange or quoted on an over-the-counter quotation system. In addition, delisting of the Company’s common stock could deter broker-dealers from making a market in or otherwise seeking or generating interest in the Company’s common stock and might deter certain institutions and persons from investing in the Company’s securities at all. For these reasons and others, delisting could adversely affect the Company’s business, financial condition and liquidity.

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

In order to comply with the Nasdaq Minimum Bid Requirement, the Board may determine to effect an additional reverse stock split of our Common Stock. We expect that any future reverse stock split will increase the market price of our Common Stock while our stock is trading and enable us to meet the Minimum Bid Requirement. However, the effect of a reverse stock split upon the market price of our Common Stock cannot be predicted with certainty, and the results of reverse stock splits by companies in similar circumstances have been varied. It is possible that the market price of our Common Stock following the reverse stock split will not increase sufficiently for us to be in compliance with the Minimum Bid Requirement, or if it does, that such price will be sustained. If we are unable to meet the Minimum Bid Requirement, our Common Stock could be delisted.

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

As of March 28, 2025, there are outstanding options, restricted stock units and warrants to purchase 341,220 and 5,809,799 shares of our Common Stock, respectively. Exercise of such options and warrants and the vesting of restricted stock units would dilute the then-existing stockholders’ percentage ownership of our stock, and any sales in the public market of common stock underlying such securities could adversely affect prevailing market prices for the common stock. Moreover, the terms upon which we would be able to obtain additional equity capital could be adversely affected because the holders of our options and warrants can be expected to exercise them at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable to us than those provided by such securities.

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
27

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

Holders

As of the close of business on March 28, 2025, there were approximately 49 holders of record of our common stock, which does not reflect those shares held beneficially or those shares held in “street” name. Accordingly, the number of beneficial owners of our common stock exceeds this number. On March 28, 2025, the closing sales price of our common stock as reported on the Nasdaq Capital Market was $0.4615.

Dividend Policy

We have never paid any cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. The payment of dividends by us will depend on our future earnings, financial condition and such other business and economic factors as our management may consider relevant.

Recent Sales of Unregistered Securities

We did not sell any unregistered securities from January 1, 2024 through December 31, 2024 that were not previously disclosed in our filings with the SEC.

Issuer Purchases of Equity Securities

We did not repurchase any of our outstanding shares during the fourth quarter of 2024.

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

Equity Compensation Plan Information

As of December 31, 2024, the following securities issued under equity compensation were outstanding:

Plan Category	Number of Shares Issuable Upon Exercise of Outstanding Options, Warrants or Rights (a) (1)	Weighted- Average Exercise Price of Outstanding Options (b)(2)	Number of Shares Remaining Available for Issuance Under Equity Compensation Plans (Excluding Shares Reflected in Column (a))(c) (3)
Equity compensation plans approved by security holders	406,747	$1,574.20	—
Equity compensation plans not approved by security holders	—	—	—
Total	406,747	$1,574.20	—

(1)	Includes 1,822 shares issuable upon the exercise of options and 404,925 shares issuable upon the vesting of restricted stock units outstanding under the SG Blocks, Inc. Incentive Plan.
(2)	The weighted average exercise price excludes restricted stock units.
(3)	Represents shares available for issuance under the SG Blocks, Inc. Stock Incentive Plan.
Item 6.       [Reserved]
30

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

Results of Operations

Our operations for the years ended December 31, 2024 and 2023 may not be indicative of our future operations.

Years Ended December 31, 2024 and 2023:

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
Revenue
Construction services (includes engineering)	$4,976,618	$16,523,080
Total	4,976,618	16,523,080

Year over year % growth:
Construction services	(70)%	30%
Medical revenue	—	(100)%
Consolidated	(70)%	(32)%

Operating income (loss)
Construction services	(319,481)	(2,721,899)
Medical	(104,174)	(529,569)
Corporate and Support	(9,282,960)	(18,497,740)
Consolidated	(9,706,615)	(21,749,208)
Other income (expenses)	(9,957,745)	(808,157)
Less: Common stock deemed dividends	(5,621,596)	—
Add: Net income (loss) from discontinued operations	2,684,678	(3,725,168)
Net loss attributable to common stockholders	$(22,601,278)	$(26,282,533)

Revenue

During the year ended December 31, 2024, we derived substantially all of our revenue from the construction services segment. Total revenue for the year ended December 31, 2024 was $4,976,618 compared to $16,523,080 for the year ended December 31, 2023. Revenue decreased 70% in 2024, compared to the prior year.

Construction services revenue decreased 70% in 2024 compared to the prior year. The revenue decrease is primarily from a reduction in the number of projects during 2024.

Operating Income (Loss)

Operating loss was $9,706,615 for the year ended December 31, 2024, compared to $21,749,208 for the year ended December 31, 2023, representing an increase of $12,042,593 or 55% in 2024 compared to the prior year.

Construction services operating loss in 2024 was $319,481 as compared to the prior year's operating loss of $2,721,899, primarily due to an increase in the number of projects which resulted in a loss during 2023, and the limited number of projects during 2024.

Medical revenue operating loss in 2024 was $104,174, as compared to the prior year's operating loss of $529,569, primarily due to decreased expenses recognized during 2024.

Corporate and support operating loss increased in 2024, as compared to the prior year, and such increase is primarily due to increased overhead costs in public expenses related to SEC compliance and legal costs, increases in IT support and increase in insurance expenses to support our various operations. In addition, an impairment loss of $5,976,445 was recorded for the year ended December 31, 2023 compared to an impairment loss of $1,015,304 recorded for the year ended December 31, 2024.

Other Income (Expense)

Interest income was $119 for the year ended December 31, 2023. Other income for the year ended December 31, 2024 and 2023 was $106,043 and $622,096, respectively. Other income during 2024 primarily related to miscellaneous income. Interest expense for the year ended December 31, 2024 and 2023 was $3,127,179 and $1,430,372 respectively. The increase in interest expense resulted from additional notes payable entered into during 2024. Loss on sales of equity investments for the year ended December 31, 2024 was $320,408. Additionally, during the year ended December 31, 2024 we recognized $6,616,201 of change in fair value of our equity investments.

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

Liquidity and Capital Resources

As of December 31, 2024 and December 31, 2023, we had an aggregate of $375,873 and $14,212, respectively, of cash and cash equivalents. To date, we have financed our operations from revenue generated from operations, sales of our equity and debt financing.

As of December 31, 2024, our stockholders’ equity (deficit) was $(12,460,308) compared to $(6,334,859) as of December 31, 2023. Our net loss for the years ended December 31, 2024 and 2023 was $16,979,682 and $26,282,533 respectively. Net cash used in operating activities was $10,898,755 and $6,735,017 for the years ended December 31, 2024 and 2023, respectively.

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

Cedar Cash Advances

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

On January 29, 2024, SG Building entered into a Cash Advance Agreement (the “Fourth Cash Advance Agreement” and, together with the Cash Advance Agreement, the Second Cash Advance Agreement and the Third Cash Advance Agreement, the “Cedar Cash Advance Agreements”) with Cedar Advance LLC (“Cedar”) pursuant to which SG Building sold to Cedar $1,733,420 of its future receivables for a purchase price of $1,180,000, less underwriting fees and expenses paid and the repayment of prior amounts due Cedar, for net funds provided of $215,575.

Pursuant to the Fourth Cash Advance Agreement, Cedar is expected to withdraw $49,150 a week directly from SG Building until the $1,733,420 due to Cedar under the Fourth Cash Advance Agreement is paid in full. In the event of a default (as defined in the Fourth Cash Advance Agreement), Cedar, among other remedies, can demand payment in full of all amounts remaining due under the Fourth Cash Advance Agreement. SG Building’s obligations under the Fourth Cash Advance Agreement have been guaranteed by SG Echo. As of December 31, 2024 there was no outstanding balance on this advance.

On February 23, 2024, the Merchants entered into a Cash Advance Agreement (“February Cash Advance Agreement”) with Bridgecap Advance LLC (“Bridgecap”) pursuant to which the Merchants sold to Bridgecap $224,850 of their future receivables for a purchase price of $150,000, less underwriting fees and expenses paid, for net funds provided of $135,000.

Pursuant to the February Cash Advance Agreement, Bridgecap is expected to withdraw $2,248.50 a day directly from the Merchants until the $224,850 due to Bridgecap under the February Cash Advance Agreement is paid in full. In the event of a default (as defined in the February Cash Advance Agreement), Bridgecap, among other remedies (including penalties and fees) can demand payment in full of all amounts remaining due under the February Cash Advance Agreement. The Merchants’ obligations under the February Cash Advance Agreement are secured by a security interest in all accounts, including without limitation, all deposit accounts, accounts-receivable, other receivables, and proceeds therefrom, as those terms are defined by Article 9 of the Uniform Commercial Code, now or hereafter owned or acquired by any of them. The amounts outstanding under the February Cash Advance Agreement may be prepaid by the Merchants at any time without penalty. As of December 31, 2024 there was no outstanding balance on this advance.

On July 31, 2024, SG Building entered into a Cash Advance Agreement (the “July Cash Advance Agreement”) with Cedar pursuant to which SG Building sold to Cedar $1,957,150 of its future receivables for a purchase price of $1,350,000, less underwriting fees and expenses paid and the repayment of prior amounts due Cedar, for net funds provided of $285,180, which are net of repayment of prior Cedar Cash Advance Agreements

Pursuant to the July Cash Advance Agreement, Cedar is expected to withdraw $49,150 a week directly from SG Building until the $1,957,150 due to Cedar under the July Cash Advance Agreement is paid in full. In the event of a default (as defined in the July Cash Advance Agreement), Cedar, among other remedies, can demand payment in full of all amounts remaining due under the July Cash Advance Agreement. SG Building’s obligations under the July Cash Advance Agreement have been guaranteed by SG Echo. As of December 31, 2024 the principal balance on this advance was $1,059,983.

On August 27, 2024, SG Building entered into a Cash Advance Agreement (the “Pawn Cash Advance Agreement”) with Pawn Funding (“Pawn”) pursuant to which SG Building sold to Pawn $599,600 of its future receivables for a purchase price of $400,000, less underwriting fees and expenses paid and the repayment of prior amounts due Pawn, for net funds provided of $360,000. Pursuant to the Pawn Cash Advance Agreement, Pawn is expected to withdraw $4,999.67 a week directly from SG Building until the $599,600 due to Pawn is paid in full. In the event of a default (as defined in the Pawn Cash Advance Agreement), Cedar, among other remedies, can demand payment in full of all amounts remaining due under the Pawn Cash Advance Agreement. As of December 31, 2024 the principal balance on this advance was $249,833.

On December 17, 2024, SG Building entered into a Cash Advance Agreement (the “December Cash Advance Agreement”) with Cedar pursuant to which SG Building sold to Cedar $194,500 of its future receivables for a purchase price of $138,000, less underwriting fees and expenses paid, for net funds provided of $125,000. Pursuant to the Cedar Cash Advance Agreement, Cedar is expected to withdraw $4,900 a week directly from SG Building until the $194,500 due to Cedar is paid in full. In the event of a default (as defined in the Cedar Cash Advance Agreement), Cedar, among other remedies, can demand payment in full of all amounts remaining due under the Cedar Cash Advance Agreement. As of December 31, 2024 the principal balance on this advance was $131,047.

On December 24, 2024, SG Building entered into a Cash Advance Agreement (the “December Cash Advance Agreement”) with Cedar ”) pursuant to which SG Building sold to Cedar $203,000 of its future receivables for a purchase price of $140,000, less underwriting fees and expenses paid, for net funds provided of $126,000. Pursuant to the Cedar Cash Advance Agreement, Cedar is expected to withdraw $5,000 a week directly from SG Building until the $203,000 due to Cedar is paid in full. In the event of a default (as defined in the Cedar Cash Advance Agreement), Cedar, among other remedies, can demand payment in full of all amounts remaining due under the Cedar Cash Advance Agreement. As of December 31, 2024 the principal balance on this advance was $140,000.

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

Cash Flow Summary

	For The Year Ended December 31,

	2024	2023
Net cash provided by (used in):
Operating activities	$(10,898,755)	$(6,735,017)
Investing activities	6,702	(864,817)
Financing activities	11,253,714	7,031,990
Net increase (decrease) in cash and cash equivalents	$361,661	$(567,845)

Operating activities used net cash of $10,898,755 during the year ended December 31, 2024, and $6,735,017 during the year ended December 31, 2023.  Generally, our net operating cash flows fluctuate primarily based on changes in our profitability and working capital. Cash used in operating activities increased by approximately $4,163,738 primarily due to a decrease in working capital due in part to decreases in accounts payable with the addition of operations of new entity, SG Echo, from the corresponding period of the prior years. In addition, we had a decrease of approximately $2,016,052 in stock-based compensation and a decrease in the overall net loss of approximately $5,462,977, during the year ended December 31, 2024 compared to the year ended December 31, 2023. The December 31, 2024 amount is due to a net loss of $16,979,682, adjusted by depreciation expense of $513,125, amortization of intangible assets of $13,668, impairment of $1,566,806, write off of project development costs of $266,129, amortization of deferred license costs of $30,589, amortization of debt issuance costs of $676,819, gain on deconsolidation of $4,637,013, increase of right-of-use asset of $971,833, plus change in fair value of equity method investment of $6,616,201, loss on sale of equity method investment $320,408, stock-based compensation of $1,194,597, and a decrease in accounts receivable of $77,274, contract assets of $8,209, inventories of $314,956, prepaid expenses and other current assets of $136,194,; added by increase in liability of $1,300,172 of accounts payable and accrued expenses, intangible assets of $23,920 less decrease of contract liabilities of $770,916 and lease liability of $1,338,557. Additionally, during the year ending December 31, 2024 there was $1,594 net cash used in discontinued operations.

Investing activities  received net cash of $6,702 during the year ended December 31, 2024, and $864,817 during the year ended December 31, 2023. Cash used in investing activities decreased by $871,520 from the corresponding period of the prior year. The December 31, 2024 amount is due to $13,946 purchase of fixed assets, $125,000 received from sale of equity investment, and $104,352 used in discontinued operations

Financing activities provided net cash of $11,253,714 during the year ended December 31, 2024, and provided net cash of $7,031,990 during the year ended December 31, 2023. Cash provided by financing activities increased by approximately $4,221,724. December 31, 2024 amount is due to $7,273,044 proceeds from short-term note payable, $2,104,868 proceeds from inducement agreement, less $5,834,000 payment of short-term notes payable, $3,590,386 from the issuance of common stock, $125 from warrant exercise, $28,867 related to peak put, and $3,596,211 provided by discontinued operations.

Backlog may fluctuate significantly due to the timing of orders or awards for large projects and is not necessarily indicative of future backlog levels or the rate at which backlog will be recognized as revenue. The decrease in backlog at December 31, 2024 is primarily attributable to revenue being recognized during the year ended December 31, 2024.We expect our backlog revenue will be realized by December 31, 2025.

There can be no assurance that our customers will decide to and/or be able to proceed with these construction projects, or that we will ultimately recognize revenue from these projects in a timely manner or at all.

Off-Balance Sheet Arrangements

As of December 31, 2024 and 2023, we had no material off-balance sheet arrangements to which we are a party.

In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector. These agreements are typically with consultants and certain vendors. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of December 31, 2024.

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

Goodwill. Goodwill represents the excess of reorganization value over the fair value of identified net assets upon emergence from bankruptcy. In accordance with the accounting guidance on goodwill, Safe & Green performs its impairment test of goodwill at the reporting unit level each fiscal year, or more frequently if events or circumstances change that would more likely than not reduce the fair value of its reporting unit below its carrying value. Our evaluation of goodwill completed during the year ended December 31, 2024, resulted in $0 worth of impairment loss.

Intangible assets – Intangible assets consist of $2,766,000 of proprietary knowledge and technology, which is being amortized over 20 years. In addition, included in intangible assets is $68,344 of trademarks, and $238,422 of website costs that are being amortized over 5 years. The Company evaluated intangible assets for impairment during the years ended December 31, 2024 and 2023 and determined that there are $0 of impairment loss for the year ended December 31, 2024 and $1,880,547 impairment loss for the year ended December 31, 2023. The accumulated amortization and amortization expense as of and for the year ended December 31, 2024 was $63,392 and $44,256, respectively. The accumulated amortization and amortization expense for the years ended December 31, 2023 was $2,852,929 and $187,640 respectively.

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

The following is a reconciliation of EBITDA and Adjusted EBITDA to the nearest GAAP measure, net loss:

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
Net loss attributable to common stockholders	$(22,601,278)	$(26,282,533)
Addback interest expense	3,127,179	1,430,372
Addback interest income	—	(119)
Addback depreciation and amortization	557,382	598,714
EBITDA (non-GAAP)	(18,916,717)	(24,253,566)
Common stock deemed dividend	5,621,596	—
Gain on deconsolidation – SG DevCorp	(4,637,013)	—
Loss on disposition of equity-based investments	320,408	—
Change in fair value of equity-based investments	6,616,201	—
Addback litigation expense	356,046	154,217
Addback stock-based compensation expense	1,194,597	3,210,631
Adjusted EBITDA (non-GAAP)	$(9,444,882)	$(20,888,718)

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.          Financial Statements and Supplementary Data.

Our financial statements and the notes thereto, together with the reports of our registered public accounting firm appear beginning on page F-1 of this Annual Report.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on our assessment, we concluded that, as of December 31, 2024, our internal control over financial reporting was not effective based on those criteria.

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

(c) Changes in Internal Control over Financial Reporting

No changes.

Item 9B.     Other Information.

None of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading plan or arrangement or a non-Rule 10b5-1 trading plan or arrangement, as defined in Item 408(c) of Regulation S-K, during the three months ended December 31, 2024 covered by this Annual Report.

Item 9C.      Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

                Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Below is certain information regarding our directors and executive officers.

Name of Director or Executive Officer	Ages	Position	Served as an Officer and/or Director Since
Paul M. Galvin	62	Former Chairman of the Board and Former Chief Executive Officer	November 2011
Michael McLaren	61	Chief Executive Officer	January 2025
Jim Pendergast	64	Chief Operating Officer	January 2025
Patricia Kaelin	62	Chief Financial Officer	May 2023
Christopher Melton (2)(5)(7)	52	Director	November 2011
Shafron E. Hawkins (1)(3)(6)	50	Director	December 2022
Thomas Meharey (4)	43	Director	October 2023
Jill Anderson (1) (3)	50	Director	October 2023

(1)	Audit Committee Member.
(2)	Audit Committee Chairperson.
(3)	Compensation Committee Member.
(4)	Compensation Committee Chair.
(5)	Nominating. Environmental, Social and Corporate Governance Committee Member
(6)	Nominating. Environmental, Social and Corporate Governance Committee Chair
(7)	Lead Independent Director.

Michael McLaren, brings more than 30 years of leadership experience in the energy industry, including significant contributions to military and energy projects, field services, and mergers and acquisitions. He is the founder and CEO of Olenox Ltd., where he has led innovative energy solutions and is the developer and patent holder of Olenox technology. Mr. McLaren earned a Master’s Degree in Science and a Master’s Degree in Business from the University of British Columbia. Mr. McLaren wrote, together with Dr. Olev Trass, several publications on Selective Oil Agglomeration for Ecological Benefits, Coal Water Oil Fuel (CWF), and the preparation of various fuels for clean coal energy. He currently serves as CEO & Founding Shareholder of Olenox Ltd. He also has extensive experience in operating E&P companies, Field service and negotiating M&A opportunities.

Patricia Kaelin is a member of the AICPA with more than 25 years of financial leadership, strategic planning, and public company experience. Patricia Kaelin was appointed Chief Financial Officer on May 1, 2023. She has served as Chief Financial Officer for public and privately held companies and has extensive experience in the construction, real estate, manufacturing and healthcare industries. She has expertise in mergers and acquisitions and corporate restructuring, as well as private and public equity and debt financing. Ms. Kaelin served as Chief Financial Officer of 1933 Industries, Inc., a publicly traded company based in Vancouver, British Columbia, with operations in the US and as VP of Finance and IT at Prolong, a publicly traded manufacturing company based in California. Ms. Kaelin also served as Chief Financial Officer at Clifton Larson Allen, one of the largest CPA and consulting firms in the United States and as Chief Financial Officer for multiple private companies including a large construction and real estate development company with over $1B in revenues and operations in several states. She began her career at BDO USA, LLP, spending seven years in public accounting where she earned her CPA certificate. Ms. Kaelin holds a Bachelor’s degree in Business Administration and Accounting from California State University, Fullerton and has served on multiple boards for children’s charities and a telehealth company.

Jim Pendergast, brings over 25 years of leadership in corporate operations, having served as CEO, CFO, and COO across public and private companies in the energy, construction, manufacturing, and agricultural sectors. He has expertise in mergers and acquisitions, corporate restructuring, and equity and debt financing. His previous roles include COO at MGO Systems Ltd., where he oversaw more than 50 construction projects during his time there, and CEO/CFO at Paramount Structures Inc., leading its acquisition and financial restructuring. As CEO of FP Genetics Inc., he refocused the company on profitable growth. Earlier, at Agrium Inc., he managed large-scale business development projects and represented the company to investors. He has also served on the boards of several companies, providing leadership in corporate governance, strategic planning, and financial management. He holds an MBA in International Business and Finance from McMaster University and a BA (Honors) in Political Studies and Economics from Queen’s University.

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

Mr. McLaren currently holds the Chairman and Chief Executive Officer roles. Mr. Melton currently serves as the Lead Independent Director appointed by the majority of the Board.

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

Insider Trading Policy

We have adopted an insider trading policy, governing the purchase, sale and other transactions in our securities that applies to our directors, executive officers, employees, and other covered persons, including immediate family members and entities controlled by any of the foregoing persons, as well as by the Company itself.

 The insider trading policy prohibits, among other things, insider trading and certain speculative transactions in our securities (including short sales, buying put and selling call options and other hedging or derivative transactions in our securities) and establishes a regular blackout period schedule during which directors, executive officers, employees, and other covered persons may not trade in our securities, as well as certain pre-clearance procedures that directors and executive officers must observe prior to effecting any transaction in our securities.

We believe that the insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to us. A copy of the insider trading policy is filed as Exhibit 19.1 to this Form 10-K.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, and in the past year has not served, as a member of the compensation committee of any entity that has one or more executive officers serving on our board of directors.

Delinquent Section 16(a) Reports.

Section 16(a) of the Exchange Act and the regulations promulgated thereunder require our executive officers, directors and persons who beneficially own more than 10% of our common stock to file forms with the SEC to report their ownership of the Company’s shares and any changes in ownership. We have reviewed all forms filed electronically with the SEC during, and with respect to, fiscal 2024. Based on that review and written information given to us by all of our directors and executive officers, we believe that all of our directors, executive officers and holders of more than 10% of our stock filed on a timely basis all reports that they were required to file under Section 16(a) during fiscal 2024, except the Form 4 filed by the Company on April 3, 2024 and a Form 4 by Paul Galvin on July 12, 2024.

Item 11.  Executive Compensation.

We are a “smaller reporting company” and the following compensation disclosure is intended to comply with the requirements applicable to smaller reporting companies. Although the rules allow us to provide less detail about its executive compensation program, the Compensation Committee is committed to providing the information necessary to help stockholders understand its executive compensation-related decisions. Accordingly, this section includes supplemental narratives that describe the 2024 executive compensation program for our named executive officers.

Our executive officers named in the Summary Compensation Table below are referred to herein as the “named executive officers.” These named executive officers are:

●	Paul M. Galvin, Former Chairman and Former Chief Executive Officer

●	Patricia Kaelin, Chief Financial Officer

●	William Rogers, Former Chief Operating Officer

●	Jim Pendergast, Chief Operating Officer

Summary Compensation Table

The following table sets forth all compensation awarded to, paid to or earned by the following named executive officers for the fiscal years ended December 31, 2024 and 2023:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	All Other Compensation ($)(2)	Total ($)
Paul M. Galvin,	2024	$522,445	$—	$440,656	$6,400	$969,501
Former Chairman and Former Chief Executive Officer	2023	$572,917	$35,100	$127,260	$11,250	$746,527

Patricia Kaelin,	2024	$429,743	$—	$34,050	$6,492	$470,285
Chief Financial Officer (3)	2023	$200,000	$—	$50,172	$1,000	$251,172

William Rogers	2024	$—	$—	$—	$—	$—
Former Chief Operating Officer (4)	2023	$300,000	$—	$—	$80,500	$380,500

(1)

This column indicates the aggregate grant date fair value, as determined in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation — Stock Compensation (“FASB ASC Topic 718”).

(2)	For 2024, all other compensation consisted of: Mr. Galvin — $6,400 auto allowance; and Ms. Kaelin — $6,492 in paid health benefits.
(3)	Ms. Kaelin was appointed Chief Financial Officer of the Company on May 1, 2023.
(4)	Mr. Rogers’ employment with us terminated on December 31, 2023.

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

Equity Awards

During 2023 and 2024, we granted restricted stock unit awards to our key employees, including our named executive officers, as the long-term incentive component of our compensation program.

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

The Board approves with the recommendation of the Compensation Committee to grant equity awards based on performance. The Board has not established policies and practices (whether written or otherwise) regarding the timing of option grants or other awards in relation to the release of material nonpublic information (“MNPI”) and does not take MNPI into account when determining the timing and terms of stock option or other equity awards to executive officers. The Company does not time the disclosure of MNPI, whether positive or negative, for the purpose of affecting the value of executive compensation.

Employment Agreements

The following discussion relates to compensation arrangements on behalf of, and compensation paid by the Company to, Messrs. Galvin, and Armstrong pursuant to the terms of their employment/consulting agreements with the Company.

Paul M. Galvin

We employ Mr. Galvin, our Chief Executive Officer and Chairman of the Board, pursuant to an employment agreement, effective January 1, 2017. The employment agreement provided for an initial term of two years, with automatic renewals unless earlier terminated pursuant to the provisions of the employment agreement. The employment agreement originally provided for base compensation in the amount of $240,000 per year, which was increased to $370,000 in early 2019, but subsequently reduced to $180,000 in December 2019. The employment agreement also provides for incentive compensation at the discretion of our Board. The agreement provides for the payment of severance compensation in an amount equal to one year of his base annual salary, if his employment is terminated by the Company other than for “Cause,” as defined therein. In April 2020, we entered into an amendment to Mr. Galvin’s employment agreement employment to December 31, 2021 and increased the annual base salary to $400,000, provide for a performance bonus structure for a bonus of up to 50% of base salary upon the Company’s achievement of $2,000,000 EBITDA and additional performance bonus payments for the achievement of EBITDA in excess of $2,000,000 based on a percentage of the incremental increase in EBITDA (ranging from 10% of the incremental increase in EBITDA if the Company achieves over $2,000,000 and up to $7,000,000 in EBITDA, 8% of the incremental increase in EBITDA if the Company achieves over $7,000,000 and up to $12,000,000 in EBITDA and 3% of the incremental increase in EBITDA over $12,000,000), provide for a profits-based additional bonus of up to $250,000 in certain limited circumstances, and provide for one (1) year severance, plus a pro-rated amount of any unpaid bonus earned by him during the year as verified by the Company’s principal financial officer, if Mr. Galvin is terminated without cause. At the Company’s option, up to fifty (50%) percent of the EBITDA performance bonuses may be paid in restricted stock units if then available for grant under the Company’s Stock Incentive Plan. In July 2022, we entered into an amendment to Mr. Galvin’s employment agreement to increase his annual base salary to $500,000 and in September 2023 we entered into an amendment to Mr. Galvin’s employment agreement to increase his annual base salary to $750,000. All other terms of the employment agreement remain in full force and effect. As of December 31, 2024, Mr. Galvin is no longer the Company’s Chief Executive Officer and Chairman of the Board of the Company.

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding the outstanding option awards held by the named executive officers as of December 31, 2024:

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

DIRECTOR COMPENSATION

Compensation Program

Our director compensation program is designed to attract and retain highly qualified directors and align their interests with those of our stockholders. We compensate directors who are not employed by the Company with a combination of cash and equity awards. Mr. Galvin did not receive any compensation for serving on our Board in 2024.

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

During its annual review of the director compensation program in 2022, the Compensation Committee considered an analysis prepared by its independent consultant, Haigh & Company, which summarized director compensation trends for independent directors and pay levels at the same peer companies used to evaluate the compensation of our named executive officers. Following this review, and after considering the advice of Haigh & Company about market practices and pay levels, the Compensation Committee recommended, and the Board approved, the new compensation program for non-employee directors described below, which remained in effect during 2024.

Cash Fees

The following table sets forth the cash fee schedule for compensating non-employee directors from January 2024 through December 2024:

1/24– 12/24
Annual Board Retainer	$80,000
Lead Independent Director	$5,000
Audit Committee Chair	$5,000
Compensation Committee Chair	$5,000
Nominating, Environmental, Social and Corporate Governance Committee Chair	$5,000

The above cash fees were to be paid quarterly in four equal installments, to each person serving as a non-employee director at the time when such payment is made. Non-employee directors may choose to receive the annual Board retainer as equity in the form of restricted stock units or stock options. Directors receive no additional per-meeting fee for Board or committee meeting attendance. All director fees owed for 2024 will be paid in the first quarter of 2025 in restricted stock units or stock options, at each director’s election.

Equity Awards

In addition, our director compensation program for 2024 provided that each director was to receive, pursuant to our stock incentive plan, an equity grant of restricted stock units with a grant date value of approximately $80,000 that would vest quarterly over two years, subject to such director’s continued service as a director. During 2023, each of Messrs. Blumenfeld, Melton, and Hawkins and Ms. Cormier-May received a grant of 37,500 RSUs (1,875 as adjusted for the May Stock Split), with a grant date value of approximately $37,875, vesting quarterly over two years. Mr. Villareal, who also serves as the Chief Executive Officer of Safe and Green Development Corporation, received a grant of 118,166 RSUs (5,908 as adjusted for the May Stock Split), with a grant date value of $119,348, vesting quarterly over two years. See “- Other Agreements” for a description of Ms. Villaverde’s 2023 equity grant. All director equity awards owed for 2023 will be paid in the first quarter of 2024 in restricted stock units or stock options, at each director’s election.

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

DIRECTOR COMPENSATION TABLE

The following table sets forth information regarding all forms of compensation that were both earned by and paid to our non-employee directors during the year ended December 31, 2024. The compensation arrangements for Mr. Galvin is disclosed in the Summary Compensation Table set forth in the “Executive Compensation” section of this Annual Report. Mr. Galvin did not receive compensation for his services as a director during the year ended December 31, 2024.

	Fees Earned or Paid in Cash ($)	Stock Awards(1)	All Other Compensation ($)	Total(2)
Thomas Meharey (3)	$63,750	$107,326	$—	$171,076
Christopher Melton	$67,500	$56,306	$—	$123,806
Jill Anderson (4)	60,000	81,421	—	141,421
David Villarreal (5)	$60,000	$91,187	$—	$151,187
Shafron Hawkins	$63,750	$81,411	$—	$145,161

(1)	This column indicates the aggregate grant date fair value, as determined in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation — Stock Compensation (“FASB ASC Topic 718”), of the RSUs granted on April 4, 2023. As of December 31, 2023, none of the directors held any options or unvested restricted stock units.
(2)	Amounts to be paid in equity in 2024 related to 2023 compensation as described in ” – Compensation Program” are not included in this table.
(3)	Mr. Meharey joined the Board in October 2023.
(4)	Ms. Anderson joined the Board in August 2023.
(5)	This table does not include amounts paid to Mr. Villarreal, a former director, in 2023 by SG DevCorp for his services as Chief Executive Officer of SG DevCorp

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information, to the best knowledge and belief of the Company, as of March 28, 2025 (unless provided herein otherwise), with respect to holdings of our common stock by (1) each person known by us to be the beneficial owner of more than 5% of the total number of shares of our common stock outstanding as of such date; (2) each of our directors; (3) each of our named executive officers; and (4) all of our directors and our executive officers as a group. The table is based on 6,389,041 shares of common stock issued and outstanding as of March 28, 2025.

Unless otherwise indicated the mailing address of each of the stockholders below is c/o Safe & Green Holdings Corp., 990 Biscayne Blvd., #501, Office 12, Miami, FL 33132. Except as otherwise indicated, and subject to applicable community property laws, except to the extent authority is shared by both spouses under applicable law, the Company believes the persons named in the table have sole voting and investment power with respect to all shares of common stock held by them. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percentage of Common Stock Beneficially Owned Prior to this Offering

Paul M. Galvin, Former Chairman and Former Chief Executive Officer	283,406(1)	4.70%
Michael McLaren, Chief Executive Officer
Jim Pendergast, Chief Operating Officer
Patricia Kaelin, Chief Financial Officer	11,750	*
William Rogers, Former Chief Operating Officer	9,088	*
Jill Anderson, Director	6,930	*
Shafron Hawkins, Director	11,210	*
Thomas Meharey, Director	3,772	*
Christopher Melton, Director	14,052(2)	* %
David Villarreal, Former Director	16,552	* %
All current executive officers and directors as a group (7 persons)	56,802	0.94%

5% Stockholders other than executive officers and directors
Armistice Capital, LLC(3)	218,287	3.62%

*	Less than 1% ownership interest.
(1)	Includes 42,822 shares of Common Stock held directly by Mr. Galvin and 25 shares held by TAG Partners, LLC (“TAG”), an investment partnership formed for the purpose of investing in the Company. Mr. Galvin is a managing member of, and has a controlling interest in, TAG and may be deemed to beneficially own the share of Common Stock held by TAG, over which he has shared voting and dispositive power. Mr. Galvin disclaims beneficial ownership of the shares of Common Stock held by TAG except to the extent of his pecuniary interest therein. Also includes 1,190 options to purchase our Common Stock presently exercisable.
(2)	Includes 10 shares of Common Stock held in Mr. Melton’s retirement account, which Mr. Melton indirectly owns, and 4,424 shares of Common Stock held directly by Mr. Melton.
(3)	Armistice Capital, LLC (“Armistice Capital”) is the investment manager of Armistice Capital Master Fund Ltd. (the “Master Fund”), the direct holder of the Shares, and pursuant to an Investment Management Agreement, Armistice Capital exercises voting and investment power over the securities of the Issuer held by the Master Fund and thus may be deemed to beneficially own the securities of the Issuer held by the Master Fund. Mr. Steven Boyd, as the managing member of Armistice Capital, may be deemed to beneficially own the securities of the Issuer held by the Master Fund. The Master Fund specifically disclaims beneficial ownership of the securities of the Issuer directly held by it by virtue of its inability to vote or dispose of such securities as a result of its Investment Management Agreement with Armistice Capital.

Item 13.     Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

The following is a summary of transactions since January 1, 2023 to which we have been a party in which the amount involved exceeded $120,000 and in which any of our executive officers, directors or beneficial holders of more than five percent of our capital stock had or will have a direct or indirect material interest, other than compensation arrangements and equity awards granted to our executive officers and directors during 2023 and 2024 that are described under the sections of this proxy statement entitled “Executive Compensation” and “Director Compensation”.

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

On December 14, 2023, Mr. Galvin, loaned $75,000 to the Company. The loan was evidenced by a promissory note. The loan will be interest free (subject, however to any interest which may be imputed under applicable income tax laws) and is due and payable by December 14, 2024. Currently, this amount is still outstanding.

As of December 31, 2024, the Company has accrued approximately $450,000 for amounts due to Mr. Galvin, the former CEO, for deferred salary due to him.

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

In addition, as of December 31, 2024, $1,717,694 is due from us for advances made by the SG DevCorp. On January 29, 2025, we entered into a mutual release and discharge agreement (the “Mutual Release”) with SG DevCorp. pursuant to SG DevCorp. forgiving and releasing from our obligations to them under that certain promissory note, dated August 9, 2023, in the principal amount of $908,322.95 and in respect of $815,522 of inter-company advances from SG DevCorp. to us in exchange for us forgiving $394,329 of inter-company debt owed to us by us and for SG DevCorp.(which has already been written off) transferring 276,425 shares (the “Shares”) of SG DevCorp.’s Common Stock owned by us, with us no longer being a shareholder of SG DevCorp.

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

Item 14.     Principal Accountant Fees and Services.

Change in Certifying Accountant

The Board of Directors of the Company, through its Audit Committee conducted a competitive process to determine the Company’s independent registered public accounting firm commencing with the audit of the Company’s books and financial records for the year ending December 31, 2024. The Audit Committee invited several independent registered public accounting firms to participate in this process.

Following review of proposals from the independent registered public accounting firms that participated in the process, on December 13, 2023, upon recommendation from the Audit Committee, the Board of Directors of the Company approved the engagement of M&K CPAS PLLC (“M&K”) as the Company’s independent registered public accounting firm for the Company’s fiscal year ending December 31, 2024. On December 15, 2023, the Company (i) entered into an engagement letter with M&K and engaged M&K as the Company’s independent registered public accounting firm effective immediately and (ii) dismissed Whitley Penn LLP (“Whitley Penn”).

Independent Registered Public Accounting Firm Fees

Aggregate fees for professional services rendered by our independent registered public accounting firms to us as of and for the fiscal years ended December 31, 2024 and December 31, 2023 are set forth in the tables below:

	2024	2023
Audit fees(1)	$245,432	$370,145
Audit-related fees(2)	—	—
Tax fees(3)	—	—
All other fees(4)	—	—
Totals	$245,432	$370,145

(1)	Audit fees include $82,961 paid to Whitley Penn and accrual for M&K in the amount of $93,120 for professional services rendered for the audit for our annual financial statements and reviews of the financial statements included in our Quarterly Reports on Form 10-Q and fees related to securities registration statements and related comfort letter procedures.
(2)	Audit-related fees principally involve other assurance and related services.
(3)	Tax services include tax compliance and tax planning consulting services. No tax services were performed for us by Whitley Penn in 2024 or 2023.
(4)	No other services were performed for us by Whitley Penn or M&K in 2024 or 2023.

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

PART IV

Item 15.      Exhibit and Financial Statement Schedules.

(a)(1)     INDEX TO 2024 CONSOLIDATED FINANCIAL STATEMENTS:

Our financial statements and the notes thereto, together with the reports thereon of M&K CPAS PLLC, our registered public accounting firm, dated March 31, 2025, appear beginning on page F-1 of this Annual Report. See of the Consolidated Financial Statements included in this Annual Report.

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

3.4	Certificate of Amendment to Certificate of Designation, dated May 11, 2017 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on May 12, 2017 (File No. 001-38037)).
3.5	Certificate of Elimination of Series A Convertible Preferred Stock, dated December 13, 2018 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on December 17, 2018 (File No. 001-38037)).
3.6
3.7	Form of Certificate of Designation of the Series B Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.7 to the Registration Statement on Form S-1/A as filed by the Registrant with the Securities and Exchange Commission on December 9, 2019 (File No. 333-235295))
3.8	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, as amended, of the Company (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on February 5, 2020 (File No. 001-38037)).
3.9	Amended and Restated Bylaws of the Company dated June 4, 2021 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on June 7, 2021 (File No. 001-38037)).

3.10	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, as amended, of the Company (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on December 22, 2022 (File No. 001-38037)).
3.11	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, as amended, of the Company (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on October 17, 2023 (File No. 001-38037))
3.12	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, as amended, of the Company (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on May 2, 2024)

4.1	Form of Common Stock Purchase Warrant (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on May 1, 2019 (File No. 001-38037)).
4.2	Form of Series A Common Stock Purchase Warrant (incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on May 1, 2019 (File No. 001-38037)).
4.3	Form of Representative’s Warrant Agreement (incorporated herein by reference to Exhibit 4.1 of the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on July 31, 2019 (File No. 001-38037)).
4.4	Form of 9% Secured Note (incorporated herein by reference to Exhibit 4.1 of the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on February 6, 2020 (File No. 001-38037)
4.5	Form of Representative’s Warrant (incorporated herein by reference to Exhibit 4.14 to the Registration Statement on Form S-1/A filed by the Registrant with the Securities and Exchange Commission on May 5, 2020 (File No. 333-237682)).

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

4.19	Warrant, dated February 15, 2024 (incorporated by reference to Exhibit 4.2 of Safe and Green Development Corporation’s Current Report on Form 8-K filed on February 22, 2024).
4.20	Form of Pre-Funded Warrant, dated May 7, 2024 (incorporated by reference to Exhibit 4.1 to the Current Report on From 8-K filed on May 9, 2024)
4.21	Form of Warrant, dated May 7, 2024 (incorporated by reference to Exhibit 4.2 to the Current Report on From 8-K filed on May 9, 2024)
4.22	Form of Placement Agent Warrant, dated May 7, 2024 (incorporated by reference to Exhibit 4.3 to the Current Report on From 8-K filed on May 9, 2024)
4.23	Promissory Note, dated August 28, 2024 (incorporated by reference to Exhibit 4.1 to the Current Report on From 8-K filed on August 30, 2024)
4.24	Promissory Note, dated October 22, 2024 (incorporated by reference to Exhibit 4.1 to the Current Report on From 8-K filed on October 28, 2024)
4.25	Promissory Note, dated January 22, 2025 (incorporated by reference to Exhibit 4.1 to the Current Report on From 8-K filed on January 29, 2025)
4.26	Promissory Note, dated February 12, 2025 (incorporated by reference to Exhibit 4.1 to the Current Report on From 8-K filed on February 24, 2025)
4.27	Common Stock Purchase Warrant, dated February 12, 2025 (incorporated by reference to Exhibit 10.2 to the Current Report on From 8-K filed on February 24, 2025)
4.28	Promissory Note, dated February 25, 2025 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on March 10, 2025)
4.29	Promissory Note, dated March 3, 2025 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on March 10, 2025)

10.1#	Form of the Company Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on November 1, 2016 (File No. 000-22563)).

10.2#	Form of the Company Nonqualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on November 1, 2016 (File No. 000-22563)).

10.3#	Form of Director Indemnification Agreement (incorporated herein by reference to Exhibit 10.1 to the Registration Statement on Form S-1 as filed by the Registrant with the Securities and Exchange Commission on February 6, 2017 (File No. 333-215922)).
10.4#	SG Blocks, Inc. Stock Incentive Plan (incorporated herein by reference to Exhibit 10.10 to the Registration Statement on Form S-1 as filed by the Registrant with the Securities and Exchange Commission on February 6, 2017 (File No. 333-215922)).

10.5#	Executive Employment Agreement, effective as of January 1, 2017, between Paul M. Galvin and the Company (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on March 14, 2017 (File No. 000-22563)).
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

65

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
67

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

69

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

10.110	Profit Sharing Agreement, dated as of February 7, 2024, by and between Safe and Green Development Corporation and Matthew A. Barstow on behalf of and as the duly authorized representative of the members identified therein (incorporated by reference to Exhibit 10.3 of Safe and Green Development Corporation’s Current Report on Form 8-K filed on February 13, 2024).
10.111	Amendment No. 1 to the Securities Purchase Agreement, dated February 15, 2024 (incorporated by reference to Exhibit 10.1 of Safe and Green Development Corporation’s Current Report on Form 8-K filed on February 22, 2024).
10.112	Amendment No. 1 to the Registration Rights Agreement, dated February 15, 2024 (incorporated by reference to Exhibit 10.2 of Safe and Green Development Corporation’s Current Report on Form 8-K filed on February 22, 2024).
10.113	Form of Securities Purchase Agreement, dated May 3, 2024, by and between Safe & Green Holdings Corp. and the Purchaser named therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 9, 2024)
10.114	Form of Registration Rights Agreement, dated May 3, 2024, by and between Safe & Green Holdings Corp. and the Purchaser named therein (incorporated by reference to Exhibit 10.2 to the Current Report on From 8-K filed on May 9, 2024)
10.115	Settlement Agreement, dated as of August 1, 2024, by and among Farnam Street Financial, Inc., Safe & Green Holdings Corp., SG Echo LLC, and SG Environmental Solutions Corp. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 7, 2024)
10.116	Lease Schedule No. 001R, dated as of August 1, 2024, by and between Farnam Street Financial, Inc., Safe & Green Holdings Corp., and SG Environmental Solutions Corp. (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on August 7, 2024)
10.117	Assignment and Assumption, dated as of August 1, 2024, by and between Farnam Street Financial, Inc., Safe & Green Holdings Corp. and SG Environmental Solutions Corp. (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on August 7, 2024)
10.118	Unconditional Continuing Guaranty, dated as of August 1, 2024, by Safe & Green Holdings Corp. and SG Echo, LLC in favor of Farnam Street Financial, Inc. (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed on August 7, 2024)
10.119	Confession of Judgment in favor of Farnam Street Financial, Inc., by Safe & Green Holdings Corp., SG Echo LLC, and SG Environmental Solutions Corp. (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed on August 7, 2024)
10.120	Standard Cash Advance Agreement, dated July 31, 2024, by and between SG Building Blocks, Inc. and Cedar Advance LLC (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 7, 2024)
10.121	Standard Cash Advance Agreement, dated August 27, 2024, by and between SG Building Blocks, Inc. and Pawn Funding (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 30, 2024)
10.122	Note Purchase Agreement, dated August 28, 2024, between the Company and 1800 Diagonal Lending LLC (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 30, 2024)

10.123	Loan and Security Agreement, dated September 20, 2024, by and between SG Echo, LLC and Enhanced Capital Oklahoma Rural Fund, LLC (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on September 24, 2025)
10.124	Note Purchase Agreement, dated October 22, 2024, between Safe & Green Holdings Corp. and 1800 Diagonal Lending LLC (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on October 28, 2024)
10.125	Standard Cash Advance Agreement, dated December 24, 2024, by and between SG Building Blocks, Inc. and Cedar Advance LLC (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on December 31, 2024)
10.126	Employment Agreement, dated January 5, 2025, between Safe & Green Holdings Corp. and Michael McLaren (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 7, 2025)
10.127	Letter of Intent, dated as of January 8, 2025, by and among New Asia Holdings, Inc., Olenox Corp., and Safe & Green Holdings Corp. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 14, 2025)
10.128	Employment Agreement, dated January 20, 2025, between Safe & Green Holdings Corp. and Jim Pendergast (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 21, 2025)
10.129	Securities Purchase Agreement, dated January 21, 2025, by and between Safe & Green Holdings Corp. and Alumni Capital LP (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 27, 2025)
10.130	Note Purchase Agreement, dated January 22, 2025, between Safe & Green Holdings Corp. and 1800 Diagonal Lending LLC (incorporated by reference to Exhibit 10.1 to Form 8-K filed on January 29, 2025)
10.131	Standard Cash Advance Agreement, dated January 22, 2025, by and between SG Building Blocks, Inc. and Core Funding LLC (incorporated by reference to Exhibit 10.2 to Form 8-K filed on January 29, 2025)
10.132	Arrangement and Plan of Merger, dated as of February 2, 2025, by and between New Asia Holdings, Inc., and Safe & Green Holdings Corp. (incorporated by reference to Exhibit 10.1 to Form 8-K filed on February 3, 2025)
10.133	Securities Purchase Agreement, dated February 12, 2025, between Safe & Green Holdings Corp. and Firstfire Global Opportunities Fund, LLC (incorporated by reference to Exhibit 10.1 to Form 8-K filed on February 24, 2025)
10.134	Securities Purchase Agreement, dated February 25, 2025, between Safe & Green Holdings Corp. and Tysadco Partners LLC (incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 10, 2025)
10.135	ELOC Securities Purchase Agreement, dated February 25, 2025, between Safe & Green Holdings Corp. and Tysadco Partners LLC (incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 10, 2025)
10.136	Securities Purchase Agreement, dated March 3, 2025, between Safe & Green Holdings Corp. and GS Capital Partners, LLC (incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 10, 2025)
10.137	Registration Rights Agreement, dated March, 2025 (incorporated by reference to Exhibit 10.2 to Form 8-K filed on March 10, 2025)
19.1*	Insider Trading Policy

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 of the Annual Report on Form 10-K filed with the SEC on May 7, 2024 (File No. 000-22563))
23.1	Consent of M&K CPAS, PLLC
97.1*	Clawback Policy (incorporated by reference to Exhibit 97.1 of the Annual Report on Form 10-K filed with the SEC on May 7, 2024 (File No. 000-22563))
31.1*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of Chief Executive Officer
31.2*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of Chief Financial Officer
32.1**	Certification pursuant to 18 U.S.C. Section 1350 of Chief Executive Officer
32.2**	Certification pursuant to 18 U.S.C. Section 1350 Chief Financial Officer
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File as the XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.
#	Management contract or compensatory plan or arrangement required to be identified pursuant to Item 15(a)(3) of this Annual Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAFE & GREEN HOLDINGS CORP.

By:	/s/ Michael McLaren	Date: March 31, 2025
Michael McLaren
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

POWER OF ATTORNEY

Each person whose signature appears below hereby constitutes and appoints Michael McLaren, as his or her attorney-in-fact, each with the power of substitution, for him and in his name, place and stead, in any and all capacities, to sign this Annual Report on Form 10-K and any and all amendments to this report on Form 10-K, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and all intents and purposes as he might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact and agents or any of them or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Michael McLaren	Chairman of the Board, Chief Executive Officer (Principal Executive Officer)	March 31, 2025
Michael McLaren

/s/ Patricia Kaelin	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 31, 2025
Patricia Kaelin

/s/ Jim Pendergast	Chief Operating Officer	March 31, 2025
Jim Pendergast

/s/ Paul Galvin	Director	March 31, 2025
Paul Galvin

/s/ Thomas Meharey	Director	March 31, 2025
Thomas Meharey

/s/ Christopher Melton	Director	March 31, 2025
Christopher Melton

/s/ Shafron E. Hawkins	Director	March 31, 2025
Shafron E. Hawkins

/s/ Jill Anderson	Director	March 31, 2025
Jill Anderson

SAFE & GREEN HOLDINGS CORP.

AND SUBSIDIARIES

Consolidated Financial Statements

December 31, 2024 and 2023

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Safe & Green Holdings Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Safe & Green Holdings Corp. (the Company) as of December 31, 2024 and 2023, and the related consolidated statement of operations, change in stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred net losses since its inception, negative working capital, and negative cash flows from operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

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

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2023.

The Woodlands, TX

March 31, 2025

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31,	2024	2023

Assets
Current assets:
Cash and cash equivalents	$375,873	$14,212
Accounts receivable, net	105,479	182,753
Contract assets	2,536	10,745
Inventories	471,468	156,512
Prepaid expenses and other current assets	204,596	340,790
Current assets of discontinued operations	—	4,635,586
Total current assets	1,159,952	5,340,598

Property, plant and equipment, net	3,965,426	4,388,177
Project development costs and other non-current assets	196,432	538,989
Right-of-use asset, net	—	1,987,137
Intangible assets, net	11,658	1,406
Deferred contract costs, net	—	30,589
Investment in and advances to equity affiliates	738,056	—
Long-term assets of discontinued operations	—	4,924,380
Total Assets	$6,071,524	$17,211,276

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$9,332,620	$9,252,971
Contract liabilities	596,082	1,366,998
Lease liability, current maturities	66,821	856,088
Due to affiliates	1,716,244	—
Short term notes payable, net	2,098,381	1,661,183
Current liabilities of discontinued operations	—	7,412,189
Total current liabilities	13,810,148	20,549,429

Long-term note payable	4,721,684	2,447,415
Lease liability, net of current maturities	—	549,290
Total liabilities	18,531,832	23,546,134

Stockholders’ equity (deficit):
Preferred stock, $1.00 par value, 5,405,010 shares authorized; none issued or outstanding.	—	—
Common stock, $0.01 par value, 75,000,000 shares authorized; 6,038,382 issued and 6,035,061 outstanding as of December 31, 2024 and 881,387 issued and 814,969 outstanding as of December 31, 2023.	60,384	8,814
Additional paid-in capital	86,103,787	69,003,597
Treasury stock, at cost – 3,371 shares as of December 31, 2024 and 2023	(92,396)	(92,396)
Accumulated deficit	(98,532,083)	(75,930,805)
Non-controlling interests	—	675,931
Total Stockholders' equity (deficit)	(12,460,308)	(6,334,859)
Total Liabilities and Stockholders’ Equity (Deficit)	$6,071,524	$17,211,275

The accompanying notes are an integral part of these consolidated financial statements.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Consolidated Statements of Operations

	For the Years Ended December 31,
	2024	2023
Revenue:
Construction services	$4,976,618	$16,523,080
Total	4,976,618	16,523,080

Cost of revenue:
Construction services	5,220,695	19,079,436
Total	5,220,695	19,079,436

Gross loss	(244,077)	(2,556,356)

Operating expenses:
Payroll and related expenses	4,474,176	6,052,629
General and administrative expenses	3,065,632	6,576,714
Impairment loss	1,566,806	5,976,445
Marketing and business development expense	355,924	587,064
Total	9,462,538	19,192,852

Operating loss	(9,706,615)	(21,749,208)

Other income (expense):
Interest expense	(3,127,179)	(1,430,372)
Interest income	—	119
Loss on disposition of equity-based investment	(320,408)	—
Change in fair value of equity-based investment	(6,616,201)	—
Other income	106,043	622,096
Total	(9,957,745)	(808,157)

Loss before income taxes	(19,664,360)	(22,557,365)
Income tax expense	—	—
Loss from continuing operations	(19,664,360)	(22,557,365)

Income (loss) from discontinued operations	2,684,678	(3,725,168)

Net loss	(16,979,682)	(26,282,533)

Common stock deemed dividend – reduction in conversion rate	(475,713)	—
Common stock deemed dividend – inducement	(5,145,883)	—

Net loss attributable to common stockholders	$(22,601,278)	$(26,282,533)

Net loss per share. - basic and diluted:
Basic and diluted – continuing operations	$(11.78)	$(29.21)
Basic and diluted – discontinued operations	$1.25	$(4.82)
Basic and diluted – total	$(10.53)	$(34.03)

Weighted average shares outstanding:
Basic and diluted	2,145,790	772,261

The accompanying notes are an integral part of these consolidated financial statements.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

	$0.01 Par Value Common Stock		Preferred	Additional Paid-in	Treasury	Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Stock	Capital	Stock	Deficit	Interests	Equity
Balance at January 1, 2023	630,699	6,307	—	56,293,810	(49,680)	(41,428,268)	(382,607)	14,439,562
Stock-based compensation – RSU vesting	—	—	—	3,210,631	—	—	—	3,210,631
Issuance of restricted common stock for services	14,376	144	—	437,181	—	—	—	437,325
Issuance of restricted stock units for prior vested shares	151,017	1,510	—	(1,510)	—	—	—	—
Common stock issued for services	9,250	93	—	216,157	—	—	—	216,250
Issuance of warrants and restricted common stock for debt issuances	2,500	25	—	354,214	—	—	—	354,239
Issuance of common stock under EP agreement	32,895	329	—	394,406	—	—	—	394,735
Noncontrolling interest distribution	—	—	—	—	—	—	(46,417)	(46,417)
Treasury stock	—	—	—	—	(42,716)	—	—	(42,716)
Distribution of SG DevCorp	—	—	—	6,875,567	—	(8,220,004)	1,344,437	—
SG DevCorp. Issuance of stock	—	—	—	—	—	—	684,438	684,438
SG DevCorp transactions	—	—	—	448,547	—	—	(448,547)	—
Cashless warrant exercise	13,704	137	—	(137)	—	—	—	—
Conversion of accrued interest	1,500	15	—	44,985	—	—	—	45,000
Conversion of short -term notes payable	25,446	254	—	729,746	—	—	—	730,000
Net loss	—	—	—	—	—	(26,282,533)	(475,373)	(26,757,906)
Balance at December 31, 2023	881,387	$8,814	$—	$69,003,597	$(92,396)	$(75,930,805)	$675,931	$(6,334,859)

Balance at January 1, 2024	881,387	8,814	—	69,003,597	(92,396)	(75,930,805)	675,931	(6,334,859)
Stock-based compensation – RSU vesting	518,068	5,181	—	1,189,416	—	—	—	1,194,597
Issuance of stock and warrants for debt issuance	15,000	150	—	251,211	—	—	—	251,361
Cashless warrant exercise	11,389	114	—	(114)	—	—	—	—
Issuance of stock upon inducement	94,932	949	—	493,264	—	—	—	494,213
Common stock deemed dividend	—	—	—	475,713	—	(475,713)	—	—
Common stock deemed dividend - inducement	—	—	—	5,145,883	—	(5,145,883)	—	—
SG DevCorp transactions	—	—	—	1,803,980	—	—	1,290,917	3,094,897
Deconsolidation of SG DevCorp	—	—	—	—	—	—	(1,966,848)	(1,966,848)
Fractional share adjustment	(82)	(1)	—	1	—	—	—	—
Conversion of debt and interest	154,155	1,542	—	800,544	—	—	—	802,086
Issuance of stock under EPA	13,355	134	—	28,733	—	—	—	28,867
Issuance of stock for accounts payable settlement	212,248	2,122	—	1,257,559	—	—	—	1,259,681
Issuance of common stock for cash	130,000	1,300	—	3,589,086	—	—	—	3,590,386
Prefunded warrant exercise	1,249,310	12,493	—	(12,368)	—	—	—	125
Issuance of stock and warrants for inducement	2,758,620	27,586	—	2,077,282	—	—	—	2,104,868
Net loss	—	—	—	—	—	(16,979,682)	—	(16,979,682)
Balance at December 31, 2024	6,038,382	60,384	—	86,103,787	(92,396)	(98,532,083)	—	(12,460,308)

The accompanying notes are an integral part of these consolidated financial statements.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023

Cash flows from operating activities:
Loss from continuing operations	$(19,664,360)	$(22,557,365)
Income (loss) from discontinued operations	2,684,678	(3,725,168)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	513,125	370,289
Direct write off of project development costs	266,129	—
Direct write off of investments in marketable securities and long-term notes receivable	—	1,557,534
Amortization of intangible assets	13,668	187,640
Impairment loss	1,566,806	4,418,911
Amortization of deferred license costs	30,589	40,785
Amortization of debt issuance costs	2,297,384	990,043
Amortization of right-of-use asset	971,833	2,433,865
Gain on deconsolidation – SG DevCorp	(4,637,013)	—
Loss on disposition of equity-based investment	320,408	—
Change in fair value of equity-based investment	6,616,201	—
Bad debt expense and recoveries	—	491,388
SGB DevCorp stock issuances	—	195,000
Common stock issued for services	—	3,210,631
Stock-based compensation	1,194,597	653,575
Changes in operating assets and liabilities:
Accounts receivable	77,274	606,315
Contract assets	8,209	25,639
Inventories	(314,956)	309,048
Intangible assets	(23,921)	—
Prepaid expenses and other current assets	136,194	378,382
Accounts payable and accrued expenses	748,670	5,543,726
Contract liabilities	(770,916)	929,727
Other current liability	—	(5,795)
Lease liability	(1,338,557)	(2,859,852)
Net cash used in operating activities by continuing operations	(9,303,958)	(6,805,682)
Net cash provided from operating activities by discontinued operations	(1,594,797)	70,665

Cash flows used in investing activities:
Purchase of property, plant and equipment	(90,374)	(600,064)
Purchase of intangible asset	—	(71,759)
Cash received from sale of equity-based investment	125,000	—
Project development costs	76,428	(111,175)
Net cash provided by (used in) investing activities by continuing operations	111,054	(782,998)
Net cash used in investing activities by discontinued operations	(104,352)	(81,819)

Cash flows provided by financing activities:
Proceeds from short-term note payable	7,273,044	3,466,481
Payment of short-term notes payable	(5,834,000)	(1,204,129)
Proceeds from long-term note payable	—	710,692
Proceeds from warrant inducement	2,599,081	—
Issuance of common stock under EP agreement	28,867	—
Prefunded warrant exercise	125	—
Issuance of common stock for cash	3,590,386	394,735
Distribution paid to noncontrolling interest	—	(46,417)
Repurchase of common stock	—	(42,716)
Net cash (used in) provided by financing activities by continuing operations	7,657,503	3,278,646
Net cash (used in) provided by financing activities by discontinued operations	3,596,211	3,753,344

Net (decrease) increase in cash and cash equivalents	361,661	(567,844)

Cash and cash equivalents - beginning of year	14,212	582,056

Cash and cash equivalents - end of year	$375,873	$14,212

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$2,090,264	$1,534,576

Supplemental disclosure of non-cash operating activities:
Assets and liabilities effected in deconsolidation
Cash	$567,473	$—
Assets held for sale	$4,400,361	$—
Prepaid expenses and other current assets	$429,331	$—
Property and equipment, net	$1,194,117	$—
Project development costs and other assets	$91,490	$—
Goodwill	$1,810,787	$—
Intangible assets	$138,678	$—
Investments in equity-based investments	$3,642,607	$—
Accounts payable and accrued expenses	$1,600,294	$—
Contingent consideration payable	$945,000	$—

Supplemental disclosure of non-cash financing activities:
Short-term notes payable	$6,476,723	$—
Cashless warrant exercise	$114	$137
Fractional common share adjustment	$1	$—
Common stock deemed dividend - inducement	$475,713	$—
Common stock deemed dividend - inducement	$5,145,883	$—
Conversion of short-term notes payable and accrued interest to common stock	$802,086	$775,000
Fair value of warrants issued with debt	$251,361	$—
Common stock issuance for accounts payable settlement	$1,259,681	$—
Additions of property for debt	$—	$969,188
Restricted stock units issued	$—	$1,510
SG DevCorp Distribution	$—	$8,220,004
SG DevCorp. Transactions	$—	$448,547
Peak Stock and Warrants Issuances	$—	$354,329

The accompanying notes are an integral part of these consolidated financial statements.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2024 and 2023

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

Construction

During 2020, the Company formed SG Echo, LLC (“SG Echo”), a wholly owned subsidiary of the Company. The Company acquired substantially all the assets of Echo DCL (“Echo”), a Texas limited liability company, except for Echo’s real estate holdings for which the Company obtained a right of first refusal. Echo is a container/modular manufacturer based in Durant, Oklahoma specializing in the design and construction of permanent modular and temporary modular buildings and was one of the Company’s key supply chain partners. Echo caters to the military, education, administration facilities, healthcare, government, commercial and residential customers. This acquisition has allowed the Company to expand its reach for the Modules and offer an opportunity to vertically integrate a large portion of the Company’s cost of goods sold, as well as increase margins, productivity and efficiency in the areas of design, estimating, manufacturing and delivery and to become the manufacturer of the Company's core container and modular product offerings

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2024 and 2023

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

Reverse Stock Split

On May 2, 2024, the Company effected a 1-for-20 reverse stock split of its then-outstanding common stock (the “May Stock Split”). All share and per share amounts set forth in the consolidated financial statements of the Company have been retroactively restated to reflect the 1-for-20 reverse stock split as if it had occurred as of the earliest period presented and unless otherwise stated, all other share and per share amounts for all periods presented in this Annual Report on Form 10-K for the year ended December 31, 2024 have been adjusted to reflect the reverse stock split effected in May 2024.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2024 and 2023

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

During 2024, the Company’s ownership in SG DevCorp fell below 50%, and the Company deconsolidated SG DevCorp from its financial statements (the “Deconsolidation”). The decrease in ownership percentage resulted from additional equity transactions of SG DevCorp. As of December 31, 2024, the Company accounts for its investment in SG DevCorp on the equity method. Upon deconsolidation, the Company recognized a gain of $4,637,013 which resulted from the difference between the fair value of the Company’s investment upon deconsolidation, and the net assets and carrying value of the non-controlling interest. The gain is included in income (loss) from discontinued operations. The fair value of the Company’s investment in SG DevCorp upon deconsolidation amounted to $8,126,350. The Deconsolidation represents a strategic shift in the Company’s operations and will have a major effect on the Company’s operations and financial results. Prior year financial statements for 2023 have been restated to present the operations of SG DevCorp as a discontinued operation. This transaction is further described in Note 22.

3.	Liquidity and Going Concern

As of December 31, 2024, the Company had cash and cash equivalents of $375,873 and a backlog of $1,182,955 . See Note 13 for a discussion of construction backlog. Based on the Company's conversations with key customers, the Company anticipates its backlog to convert to revenue over the following period:

2024
Within 1 year	$1,182,955
Total Backlog	$1,182,955

The Company has incurred losses since its inception, has negative working capital of approximately $12,650,196 and has negative operating cash flows, which has raised substantial doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of the uncertainty concerning the Company’s ability to continue as a going concern.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2024 and 2023

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

4.	Summary of Significant Accounting Policies

Basis of presentation and principals of consolidation – The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the applicable rules and regulations of the United States Securities and Exchange Commission (“SEC”) and include the accounts of the Company and its wholly owned subsidiaries, SG Building Blocks, Inc., SG Residential, In, SG Environmental and SG Echo, LLC. All intercompany balances and transactions are eliminated. Investments in 50% or less owned partnerships and affiliates are accounted for using the equity method unless it is determined that we have effective control of the entity, in which case we would consolidate the entity. Certain prior period amounts have been reclassified to conform to the current period’s presentation.

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

For the Years Ended December 31, 2024 and 2023

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

Disaggregation of Revenues

The Company’s revenues are primarily derived from two segments, construction related to Modules. The Company's contracts are with customers in various industries. Revenue recognized over time were $4,976,618 and $16,523,080, respectively, for the years ended December 31, 2024 and 2023 respectively.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2024 and 2023

4.	Summary of Significant Accounting Policies (continued)

The following tables provide further disaggregation of the Company’s revenues by categories:

	Year Ended December 31,
Revenue by Segments and Customer Type	2024		2023
Construction Segment:
Government	$—	—%	$1,087,545	7%
Hotel/Hospitality	181,719	4%	250,450	2%
Office	4,794,899	96%	14,869,659	90%
Special Use	—	—%	315,426	1%
Total Construction Revenue Segment (includes engineering service revenue)	$4,976,618	100%	$16,523,080	100%

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

Deferred Contract Costs - The Company previously incurred total deferred contract costs of $203,926 related to a contract the Company had in the past. As of December 31, 2024, accumulated amortization related to deferred contract costs amounted to $203,926. During the years ended December 31, 2024 and 2023, amortization expense relating to the deferred contract costs amounted to $30,589 and $40,785 and is included in general and administrative expenses on the accompanying consolidated statements of operations.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2024 and 2023

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

On August 27, 2020 the Company entered into a joint venture agreement with Clarity Lab Solutions, LLC (“Clarity Labs”) (the “JV”).  In consideration and subject to Clarity Lab’s services and commitments and provided the agreement remains valid and in force, and is not terminated, the Company agreed to issue 200,000 restricted shares of the Company’s common stock over a defined vesting period starting in December 1, 2020. The restricted shares of the Company's common stock were not issued to Clarity Labs as certain capital commitments were not met. Clarity Labs is a licensed clinical laboratory that uses specialized molecular testing equipment and that focuses on the diagnosis and treatment of critical diseases, including COVID-19. Clarity Labs was also engaged in the business of manufacturing, importing and distributing various medical tests. Under the JV, the Company and Clarity Labs were to jointly market, sell, and distribute certain products and services (“Clarity Mobile Venture”). The Company has determined it is the primary beneficiary of Clarity Mobile Venture and has thus consolidated the activities in its consolidated financial statements. Due to the ongoing lower affects of COVID-19 restrictions, the JV was wound down during the fourth quarter of 2022 and there is no activity for the years ending December 31, 2024 or 2023.

On January 18, 2021 the Company entered into an operating agreement to form CAT. The purpose of CAT is to market, sell, distribute, lease and otherwise commercially exploit certain products and services in the COVID-19 testing industry.  The Company has determined it is the primary beneficiary of CAT and has thus consolidated the activities in its consolidated financial statements. There is no activity from CAT for the years ending December 31, 2024 or 2023.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2024 and 2023

4.	Summary of Significant Accounting Policies (continued)

Investment Entities – The Company accounts for investment in SG DevCorp at fair value with any changes in value recorded to income or loss. As of December 31, 2024, the Company holds 276,425 shares of SG DevCorp which represented approximately 19% ownership

Upon the Deconsolidation during 2024, the Company began to report its investment in SG DevCorp on the equity method. The Company has elected to measure its investment in SG DevCorp on the fair value method. Subsequent to the Deconsolidation, the Company disposed a portion of its investment in SG DevCorp and recorded a loss of $320,408.

The following represents the activity of the Company’s investment in SG DevCorp for the year ending December 31, 2024:

Initial value upon Deconsolidation	$7,674,665
Disposition of shares of SG DevCorp	(320,408)
Change in fair value of investment	(6,616,201)
Ending value	$738,056

Cash and cash equivalents – The Company considers cash and cash equivalents to include all short-term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less upon acquisition. Cash and cash equivalents totaled $375,873 and $14,212 as of December 31, 2024 and 2023, respectively.

Short-term investment – The Company classifies investments consisting of a certificate of deposit with a maturity greater than three months but less than one year as short-term investment.  The Company had no short-term investment as of December 31, 2024 or 2023, respectively.

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

For the Years Ended December 31, 2024 and 2023

4.	Summary of Significant Accounting Policies (continued)

Inventory –  Raw construction materials (primarily shipping containers and fabrication materials) are valued at the lower of cost (first-in, first-out method) or net realizable value. Finished goods and work-in-process inventories are valued at the lower of cost or net realizable value, using the specific identification method. As of December 31, 2024 and 2023 there was inventory of $471,468  and $156,212 , respectively, for construction materials.

Goodwill – The Company performs its impairment test of goodwill at the reporting unit level each fiscal year, or more frequently if events or circumstances change that would more likely than not reduce the fair value of its reporting unit below its carrying values. The Company performs a goodwill impairment test by comparing the fair value of the reporting unit with its carrying value and recognizes an impairment charge for the amount by which the carrying value exceeds the fair value, not to exceed the total amount of goodwill. The amount by which the carrying value of the goodwill exceeds its implied fair value, if any, is recognized as an impairment loss. There was a $0 impairment loss during the year ended December 31, 2024 and $1,309,330 impairments loss during the year ended December 31, 2023.

Intangible assets – Intangible assets consist of $2,766,000 of proprietary knowledge and technology, which is being amortized over 20 years. In addition, included in intangible assets is $68,344 of trademarks, and $238,422 of website costs that are being amortized over 5 years. The Company evaluated intangible assets for impairment during the year ended December 31, 2024 and 2023 and determined that there are $0 of impairment loss for the year ended December 31, 2024 and $1,880,547 impairment loss for the year ended December 31, 2023. The accumulated amortization and amortization expense as of and for the year ended December 31, 2024 was $63,392 and $13,668, respectively. The accumulated amortization and amortization expense for the years ended December 31, 2023 was $2,852,929 and $187,640 respectively.

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

For the Years Ended December 31, 2024 and 2023

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

	Fair value measured as of December 31 2024
	Total at December 31, 2024	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
		(Level 1)	(Level 2)	(Level 3)
Assets
Investment in SG DevCorp	$738,056	$738,056	$-	$-

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

Other income (expense) – Included in other income (expense) for the year ended December 31, 2024, was a $5,000 legal settlement and $316,589 of miscellaneous income from the sale of scrap and other miscellaneous which does not function to our core business. Included in other income (expense) for the year ended December 31, 2023, was a $450,000 legal settlement, $173,314 of miscellaneous income from the sale of scrap and other miscellaneous which does not function to our core business.

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

For the Years Ended December 31, 2024 and 2023

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

With respect to receivables, concentrations of credit risk are limited to a few customers in the construction industry. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers other than normal lien rights. At December 31, 2024 and 2023, 100% and 100%, respectively, of the Company’s gross accounts receivable were due from three and four customers.

Revenue in excess of 10% relating to three and one customer represented approximately 83% and 87% of the Company's total revenue for the years ended December 31, 2024 and 2023, respectively.

For the year ending December 31, 2024 and 2023, there were no vendors that represented 10% or more of our cost of revenue. The Company believes it has access to alternative suppliers, with limited disruption to the business, should circumstances change with its existing suppliers.

Accounting Standards Recently Adopted - On November 27, 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. Among other new disclosure requirements, ASU 2023-07 requires companies to disclose significant segment expenses that are regularly provided to the chief operating decision maker. ASU 2023-07 is effective for annual periods beginning on January 1, 2024 and interim periods beginning on January 1, 2025.ASU 2023-07 must be applied retrospectively to all prior periods presented in the financial statements. The Company adopted ASU 2023-07 during the year ended December 31, 2024.

5.	Accounts Receivable

At December 31, 2024, and 2023 , the Company’s accounts receivable consisted of the following:

	2024	2023
Billed:
Construction services	$372,274	$819,887
Other receivable	-	-
Total gross receivables	372,274	819,887
Less: allowance for credit losses	(266,795)	(637,134)
Total net receivables	$105,479	$182,753

Receivables are evaluated for collectability and allowances for potential losses are established or maintained on applicable receivables.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2024 and 2023

6.	Contract Assets and Contract Liabilities

Costs and estimated earnings on uncompleted contracts, which represent contract assets and contract liabilities, consisted of the following at December 31,:

	2024	2023
Costs incurred on uncompleted contracts	$3,161,295	$20,213,733
Provision for loss on uncompleted contracts	—	—
Estimated earnings (losses) to date on uncompleted contracts	(687,903)	(968,040)
Gross contract assets	2,473,392	19,245,693
Less: billings to date	(3,066,938)	(20,601,946)
Net contract liabilities on uncompleted contracts	$(593,546)	$(1,356,253)

The above amounts are included in the accompanying consolidated balance sheets under the following captions at December 31,:

	2024	2023
Contract assets	$2,536	$10,745
Contract liabilities	(596,082)	(1,366,998)
Net contract liabilities	$(593,546)	$(1,356,253)

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

7.	Project Development Costs and Other Non-Current Assets

Project development costs and other non-current assets are stated at cost.  At December 31, 2024, non-current assets which includes security deposits totaled $196,432. At December 31, 2023, the Company’s project development costs related mainly to its development segment totaled $344,157 and other non-current assets which includes security deposits totaled $194,832.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2024 and 2023

8.	Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation and amortization and depreciated using the straight-line method over their useful lives. At December 31, 2024 and 2023, the Company’s property, plant and equipment, net consisted of the following:

	2024	2023
Building	$3,447,763	$969,188
Computer equipment and software	100,370	98,756
Furniture and other equipment	16,251	271,798
Leasehold improvements	11,991	17,280
Equipment and machinery	770,939	943,464
Automobiles	4,638	4,638
Building held for lease	—	196,416
Construction in process	—	2,397,659
Property, plant and equipment	4,351,952	4,899,199
Less: accumulated depreciation	(386,526)	(511,022)
Property, plant and equipment, net	$3,965,426	$4,388,177

Depreciation expense for the years ended December 31, 2024 and 2023 amounted to $513,125 and $370,289, respectively. Additionally, during the year ended December 31, 2023, property, plant and equipment consisting of lab units and construction in progress with a net book value of $1,229,034 was written off due to lack of usage and no plans to be put back into service.

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

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2024 and 2023

10.	Accounts Payables and Accrued Expenses

The Company's accounts payables and accrued expenses at December 31, 2024 and 2023, consisted of the following:

	2024	2023
Accounts payable (1)	$6,248,784	$5,866,562
Accrued public fees (2)	350,000	150,474
Accrued general and administrative expenses	1,300,900	971,124
Accrued payroll and benefits (3)	1,187,881	1,349,043
Accrued interest	13,920	44,038
Accrued losses on construction services	231,135	871,730
Total accounts payable and accrued expenses	$9,332,620	$9,252,971

(1) Payables also includes insurance financing payable and construction retainage payable balances along with the Company's normal account payable balances.

(2) Public fees include accruals for accounting, legal, and SEC compliance expenses.

(3) Accrued wages, salaries, PTO, benefits, taxes, and other incentive plan expenses.

11.	Notes Payable

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

See note 20 for additional information regarding litigation between the Company and Authority.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2024 and 2023

11.	Notes Payable (continued)

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

During the year ended December 31, 2024 Peak One converted the Debenture in full and received a total of 29,298 shares of the Company’s common stock. Such conversion was within the terms of the agreement with no gains or losses recognized on the transactions.

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

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2024 and 2023

11.	Notes Payable (continued)

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

The Holdings Debenture matures twelve months from its date of issuance and bears interest at a rate of 8% per annum payable on the maturity date. The Holdings Debenture is convertible, at the option of the holder, at any time, into such number of shares of common stock of the Company equal to the principal amount of the Holdings Debenture, plus all accrued and unpaid interest, at a conversion price equal to $0.46 (the “Conversion Price”) ($9.20 as adjusted for the May Stock Split), subject to adjustment for any stock splits, stock dividends, recapitalizations and similar events, as well as anti-dilution price protection provisions that are subject to a floor price as set forth in the Holdings Debenture. Upon entering into the Inducement Agreement as described below, the Conversion Price was adjusted to $0.26. This transaction, along with the Conversion Adjustments resulted in the Company recording a common stock deemed dividend in the amount of $475,713 during the year ended December 31, 2024 (“Conversion Deemed Dividend”).

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

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2024 and 2023

11.	Notes Payable (continued)

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

During the year ending December 31, 2024, the principal balance of the Holdings Debenture was converted and there was no principal balance remaining. Such conversion was within the terms of the agreement with no gains or losses recognized on the transactions.

Cash Advance Agreements

On May 16, 2023, SG Building entered into a Cash Advance Agreement (the “Cash Advance Agreement”) with Cedar Advance LLC (“Cedar”), pursuant to which SG Building sold to Cedar $710,500 of its future receivables for a purchase price of $500,000. Cedar is expected to withdraw $25,375 a week directly from SG Building until the $710,500 due to Cedar is paid in full. In the event of a default (as defined in the Cash Advance Agreement), Cedar, among other remedies, can demand payment in full of all amounts remaining due under the Cash Advance Agreement. SG Building’s obligations under the Cash Advance Agreement have been guaranteed by SG Echo.SG Building incurred $25,000 in debt issuance costs in connection with the Cash Advance Agreement. As of December 31, 2024 and December 31, 2023, there was no outstanding balance on this advance.

On September 26, 2023, SG Building and Cedar entered into a second Cash Advance Agreement (the “Second Cash Advance Agreement”) pursuant to which SG Building sold to Cedar $1,171,500 of its future receivables for a purchase price of $825,000. Cedar is expected to withdraw $41,800 a week directly from SG Building, until the $1,171,500 due to Cedar is paid in full. In the event of a default (as defined in the Second Cash Advance Agreement), Cedar, among other remedies, can demand payment in full of all amounts remaining due under the Second Cash Advance Agreement. SG Building’s obligations under the Second Cash Advance Agreement have been guaranteed by SG Echo. As of December 31, 2024 and December 31, 2023, the outstanding balance was $0 and $424,454 on this advance, respectively.

On November 20, 2023, SG Building entered into a third Cash Advance Agreement (the “Third Cash Advance Agreement”) with Cedar pursuant to which SG Building sold to Cedar $511,200 of its future receivables for a purchase price of $360,000, less underwriting fees and expenses paid, for net funds provided of $342,200. Cedar is expected to withdraw $20,300 a week directly from SG Building until the $511,200 due to Cedar under the Third Cash Advance Agreement is paid in full. In the event of a default (as defined in the Third Cash Advance Agreement), Cedar, among other remedies, can demand payment in full of all amounts remaining due under the Third Cash Advance Agreement. SG Building ’s obligations under the Third Cash Advance Agreement have been guaranteed by SG Echo. As of December 31, 2024 and December 31, 2023, the outstanding balance was $0 and $302,817 on this advance, respectively.

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

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2024 and 2023

11.	Notes Payable (continued)

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

Pursuant to the Fourth Cash Advance Agreement, Cedar is expected to withdraw $49,150 a week directly from SG Building until the $1,733,420 due to Cedar under the Fourth Cash Advance Agreement is paid in full. In the event of a default (as defined in the Fourth Cash Advance Agreement), Cedar, among other remedies, can demand payment in full of all amounts remaining due under the Fourth Cash Advance Agreement. SG Building’s obligations under the Fourth Cash Advance Agreement have been guaranteed by SG Echo. As of December 31, 2024 there was no outstanding balance on this advance.

On February 23, 2024, the Merchants entered into a Cash Advance Agreement (“February Cash Advance Agreement”) with Bridgecap Advance LLC (“Bridgecap”) pursuant to which the Merchants sold to Bridgecap $224,850 of their future receivables for a purchase price of $150,000, less underwriting fees and expenses paid, for net funds provided of $135,000.

Pursuant to the February Cash Advance Agreement, Bridgecap is expected to withdraw $2,248.50 a day directly from the Merchants until the $224,850 due to Bridgecap under the February Cash Advance Agreement is paid in full. In the event of a default (as defined in the February Cash Advance Agreement), Bridgecap, among other remedies (including penalties and fees) can demand payment in full of all amounts remaining due under the February Cash Advance Agreement. The Merchants’ obligations under the February Cash Advance Agreement are secured by a security interest in all accounts, including without limitation, all deposit accounts, accounts-receivable, other receivables, and proceeds therefrom, as those terms are defined by Article 9 of the Uniform Commercial Code, now or hereafter owned or acquired by any of them. The amounts outstanding under the February Cash Advance Agreement may be prepaid by the Merchants at any time without penalty. As of December 31, 2024 there was no outstanding balance on this advance.

On July 31, 2024, SG Building entered into a Cash Advance Agreement (the “July Cash Advance Agreement”) with Cedar pursuant to which SG Building sold to Cedar $1,957,150 of its future receivables for a purchase price of $1,350,000, less underwriting fees and expenses paid and the repayment of prior amounts due Cedar, for net funds provided of $285,180, which are net of repayment of prior Cedar Cash Advance Agreements

Pursuant to the July Cash Advance Agreement, Cedar is expected to withdraw $49,150 a week directly from SG Building until the $1,957,150 due to Cedar under the July Cash Advance Agreement is paid in full. In the event of a default (as defined in the July Cash Advance Agreement), Cedar, among other remedies, can demand payment in full of all amounts remaining due under the July Cash Advance Agreement. SG Building’s obligations under the July Cash Advance Agreement have been guaranteed by SG Echo. As of December 31, 2024 the principal balance on this advance was $1,536,700.

On August 27, 2024, SG Building entered into a Cash Advance Agreement (the “Pawn Cash Advance Agreement”) with Pawn Funding (“Pawn”) pursuant to which SG Building sold to Pawn $599,600 of its future receivables for a purchase price of $400,000, less underwriting fees and expenses paid and the repayment of prior amounts due Pawn, for net funds provided of $360,000. Pursuant to the Pawn Cash Advance Agreement, Pawn is expected to withdraw $4,999.67 a week directly from SG Building until the $599,600 due to Pawn is paid in full. In the event of a default (as defined in the Pawn Cash Advance Agreement), Cedar, among other remedies, can demand payment in full of all amounts remaining due under the Pawn Cash Advance Agreement. As of December 31, 2024 the principal balance on this advance was $249,833.

On December 17, 2024, SG Building entered into a Cash Advance Agreement (the “December Cash Advance Agreement”) with Cedar pursuant to which SG Building sold to Cedar $194,500 of its future receivables for a purchase price of $138,000, less underwriting fees and expenses paid, for net funds provided of $125,000. Pursuant to the Cedar Cash Advance Agreement, Cedar is expected to withdraw $4,900 a week directly from SG Building until the $194,500 due to Cedar is paid in full. In the event of a default (as defined in the Cedar Cash Advance Agreement), Cedar, among other remedies, can demand payment in full of all amounts remaining due under the Cedar Cash Advance Agreement. As of December 31, 2024 the principal balance on this advance was $184,700.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2024 and 2023

11.	Notes Payable (continued)

On December 24, 2024, SG Building entered into a Cash Advance Agreement (the “December Cash Advance Agreement 2”) with Cedar ”) pursuant to which SG Building sold to Cedar $203,000 of its future receivables for a purchase price of $140,000, less underwriting fees and expenses paid, for net funds provided of $126,000. Pursuant to the December Cedar Cash Advance Agreement 2, Cedar is expected to withdraw $5,000 a week directly from SG Building until the $203,000 due to Cedar is paid in full. In the event of a default (as defined in the Cedar Cash Advance Agreement), Cedar, among other remedies, can demand payment in full of all amounts remaining due under the Cedar Cash Advance Agreement. As of December 31, 2024 the principal balance on this advance was $203,000.

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

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2024 and 2023

11.	Notes Payable (continued)

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

SG Echo incurred $70,120 in debt issuance costs in connection with the Secured Note. As of December 31, 2024 and 2023, the principal balance on this note was $0 and $790,546, respectively. During 2024, the entire balance was paid in full.

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

As of December 31, 2024, the Company paid off the remaining balances of the Secured Note and the Overadvance with the proceeds of the Enhanced Note. As of December 31, 2024 the principal balance on this note was $4,000,000.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2024 and 2023

11.	Notes Payable (continued)

Galvin Promissory Note

On December 14, 2023, the Company entered into a promissory note with Paul Galvin, the Company’s Chairman and CEO, for $75,000 (“Galvin Note Payable”). The note shall not accrue interest, and the entire unpaid principal balance is due December 14, 2024. During the three months ended March 31, 2024 the Company entered into an additional promissory note with Mr. Galvin in the amount of $10,000. The note shall not accrue interest, and the entire unpaid principal balance is due December 14, 2024. During the year ended December 31, 2024, $68,000 in principal payments were made. As of December 31, 2024 the principal balance was $17,000.

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

On October 17, 2024, the Company issued a promissory note (the “October 1800 Diagonal Note”) in favor of 1800 Diagonal in the principal amount of $174,000 for a purchase price of $150,000, representing an original issue discount of $24,000. A one-time interest charge of twelve percent (12%) be applied on the issuance date to the principal balance. Under the terms of the October 1800 Diagonal Note, beginning in November 2024, the Company is required to make nine monthly payments of accrued, unpaid interest and outstanding principal, subject to adjustment, in the amount of $21,653. The Company has right to accelerate payments or prepay in full at any time with no prepayment penalty. The connection with the October 1800 Diagonal Note, the Company incurred $6,000 in debt issuance costs. The October 1800 Diagonal Note has default terms similar to the 1800 Diagonal Note as described above.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2024 and 2023

11.	Notes Payable (continued)

As of December 31, 2024 and 2023, long term notes payable consisted of the following:

	2024	2023
Loan Agreement	$750,000	$750,000
Debenture	—	123,600
Cash Advance Agreement	—	727,271
Secured Note	—	1,750,000
July Cash Advance Agreement	1,536,700	—
Pawn Advance Agreement	249,832	—
Enhanced Note	4,000,000	—
December Cash Advance Agreement	184,700	—
December Cash Advance Agreement 2	203,000	—
Overadvance	—	790,546
1800 Diagonal Note	135,334	—
August 1800 Diagonal Note	290,000	—
Galvin Note Payable	17,000	75,000
Total	7,366,566	4,216,417
Less: Debt discount and debt issuance costs	(546,501)	(107,819)
Total debt, net	6,820,065	4,108,598
Less: current maturities	(2,098,381)	(1,661,183)
Long-term debt, net	$4,721,684	$2,447,415

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2024 and 2023

Scheduled maturities of notes payable is as follows for the years ending December 31,:

2025	$2,616,566
2026	266,667
2027	266,667
2028	266,667
2029	1,016,667
Thereafter	2,933,332
$7,366,566
12.	Leases

The Company leased certain equipment under non-cancelable operating and finance lease agreements. The leases have remaining lease terms of less than one year.

Supplemental balance sheet information related to leases is as follows:

Balance Sheet Location		December 31, 2024
Finance Leases
Right-of-use assets, net		$—

Current liabilities	Lease liability, current maturities	66,821
Non-current liabilities	Lease liability, net of current maturities	—
Total financing lease liabilities		$66,821

Weighted Average Remaining Lease Term
Finance leases		0.10 year
Weighted Average Discount Rate
Finance leases		3%

As of December 31, 2024 the balance of right-of-use asset was deemed impaired and the Company recorded and impairment loss of $1,015,304.  The impairment was due to non-use of such assets, and the Company in negotiations with the current lessor. The Company believes it will not be able to recognize the value of the asset further and has thus deemed it fully impaired. Additionally, the Company recorded an amount of $551,502 as an impairment loss for additional potential amounts due through the estimated remainder of the lease.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2024 and  2023

12.	Leases (continued)

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

Anticipated future lease costs, which are based in part on certain assumptions to approximate minimum annual rental commitments under non-cancelable leases, are as follows:

Year Ending December 31,	Financing
2024	$66,821
Less: Imputed interest	—
Present value of lease liabilities	$66,821

Total lease expense amounted to $370,238 and $943,441 for the years ending December 31, 2024 and 2023.

13.	Construction Backlog

The following represents the backlog of signed construction and engineering contracts in existence at December 31, 2024 and 2023, which represents the amount of revenue the Company expects to realize from work to be performed on uncompleted contracts in progress and from contractual agreements in effect at December 31, 2024 and December 31, 2023, respectively, on which work has not yet begun:

	2024	2023
Balance - beginning of year	$1,902,332	$6,810,762
New contracts and change orders during the year	4,257,241	11,614,650
Subtotal	6,159,573	18,425,412
Less: contract revenue earned during the year	(4,976,618)	(16,523,080)
Balance - end of year	$1,182,955	$1,902,332

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2024 and 2023

13.	Construction Backlog (continued)

The Company’s remaining backlog as of December 31, 2024 represents the remaining transaction price of firm contracts for which work has not been performed and excludes unexercised contract options.

The Company expects to satisfy its backlog which represents the remaining unsatisfied performance obligation on contracts as of December 31, 2024 over the following period:

2024
Within 1 year	$1,182,955
Total Backlog	$1,182,955

Although backlog reflects business that is considered to be firm, cancellations, deferrals or scope adjustments may occur. Backlog is adjusted to reflect any known project cancellations, revisions to project scope and cost and project deferrals, as appropriate.

14.	Segment Reporting

The Company’s Chief Operating Decision Maker (“CODM”) as defined under GAAP, who is the Company’s Chief Financial Officer and Chief Executive Officer, has determined that the Company is currently organized its operations into the segments as follows. We have organized our operations into three segments: Construction, Medical, Development and Environmental. We allocate to segment results the operating expenses “Payroll and related expenses,” “General and administrative,” “Marketing and business development,” and “Pre-project” based on usage, which is generally reflected in the segment in which the costs are incurred. These segments reflect the way our executive team evaluates the Company’s business performance and manages its operations. The Construction segment includes the Company's manufacturing unit SG ECHO and other modules projects. The Medical segment mainly consists of minimal expenses for this segment. The Environmental segment has had no activity through December 31, 2024. Corporate and support consists of general corporate expenses such as our executive office; the corporate finance, accounting, audit, tax, human resources, risk management, information technology, marketing, and legal groups; corporate overhead and other items not allocated to any of the Company's segments. From time to time, the Company revises the measurement of each segment's cost of revenue and operating expenses, including any corporate overhead allocations, as determined by the information regularly reviewed by its executive team. The CODM continually reviews a monthly statement of operations separated by segment, along with an analysis of the significant segment expenses as described below. Information for the Company's segments, as well as for Corporate and support, is provided in the following table:

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2024 and 2023

14.	Segment Reporting (continued)

	Construction	Medical	Corporate/Support	Consolidated
Fiscal Year Ended December 31, 2024
Revenue	$4,976,618	$—	$—	$4,976,618

Significant segment expenses:
Costs of revenue:
Direct labor	407,241	—	—	407,241
Materials	1,022,874	—	—	1,022,874
Allocated overhead	3,517,750	—	—	3,517,750
Other costs of revenue	272,830	—	—	272,830
	5,220,695	—	—	5,220,695
Operating expenses:
Payroll and related	—	—	4,474,176	4,474,176
Professional fees	—	—	3,565,080	3,565,080
Other expenses	75,404	104,174	1,243,704	1,423,282
	75,404	104,174	9,282,960	9,462,538

Operating loss	(319,481)	(104,174)	(9,282,960)	(9,706,615)
Other expense	(545,947)	—	(9,411,798)	(9,957,745)
Loss before income taxes	(865,428)	(104,174)	(18,694,758)	(19,664,360)
Income from discontinued operation	—	—	2,684,678	2,684,678
Net loss attributable to common stockholders	$(865,428)	$(104,174)	$(16,010,080)	$(16,979,682)
Total assets	$4,782,379	$1,406	$1,287,739	$6,071,524
Depreciation and amortization	$512,707	$—	$14,086	$526,793
Capital expenditures	$13,496	$—	$—	$13,496

Fiscal Year Ended December 31, 2023
Revenue	$16,523,080	$—	$—	$16,523,080

Significant segment expenses:
Costs of revenue:
Direct labor	6,252,798	—	—	6,252,798
Materials	9,497,138	—	—	9,497,138
Allocated overhead	1,950,373	—	—	1,950,373
Other costs of revenue	1,379,127	—	—	1,379,127
	19,079,436	—	—	19,079,436
Operating expenses:
Payroll and related	—	—	6,052,629	6,052,629
Professional fees	—	—	4,276,699	4,276,699
Other expenses	11,319	528,672	8,323,533	8,863,524
	11,319	528,672	18,652,861	19,192,852

Operating loss	(2,567,675)	(528,672)	(18,652,861)	(21,749,208)
Other expense	(648,157)	—	(160,000)	(808,157)
Loss before income taxes	(3,215,832)	(528,672)	(18,812,861)	(22,557,365)
Loss from discontinued operation	—	—	(3,725,168)	(3,725,168)
Net loss attributable to common stockholders	$(3,215,832)	$(528,672)	$(22,538,029)	$(26,282,533)
Total assets	$5,997,826	$1,483	$11,211,966	$17,211,275
Depreciation and amortization	$182,530	$—	$416,184	$598,714
Capital expenditure	$—	$—	$607,404	$607,404

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2024 and 2023

15.	Income Taxes

The Company’s provision (benefit) for income taxes consists of the following for the year ended December 31, 2024 and 2023:

	2024	2023
Deferred:
Federal	$(4,070,218)	$(5,567,459)
State and local	(852,357)	35,157
Total deferred	(4,922,575)	(5,532,302)
Total provision (benefit) for income taxes	(4,922,575)	(5,532,302)
Less: valuation allowance	4,922,575	5,532,302
Income tax provision	$—	$—

A reconciliation of the federal statutory rate to 0.0% for the year ended December 31, 2024 and 2023 to the effective rate for income from operations before income taxes is as follows:

	2024	2023

Benefit for income taxes at federal statutory rate	21.0%	21.0%
State and local income taxes, net of federal benefit	3.9	3.9
Less valuation allowance	(24.9)	(24.9)
Effective income tax rate	0.0%	0.0%

The tax effects of these temporary differences along with the net operating losses, net of an allowance for credits, have been recognized as deferred tax assets (liabilities) at December 31, 2024 and 2023 as follows:

	2024	2023
Net operating loss carryforward	$15,183,149	$12,138,836
Bad debt reserve	34,338	34,338
Employee stock compensation	2,847,598	2,605,215
Intangible assets	544,555	305,516
Depreciation	(121,403)	(181,016)
Accrued expenses	207,966	296,808
Change in fair value of investments	1,558,777	—
Charity	194	194
Net deferred tax asset	20,255,174	15,199,891
Valuation allowance	(20,255,174)	(15,199,891)
Net deferred tax asset	$—	$—

The Company establishes a valuation allowance, if based on the weight of available evidence, it is more likely than not that some portion or all of the deferred assets will not be realized. During 2024 certain adjustments were made to the Company’s net operating loss carryforward tax asset for IRC Section 382 limitations. The valuation allowance increased by $4,922,575 and $5,532,302 during 2024 and 2023, respectively.

As of December 31, 2024, the Company had a net operating loss carryforward of approximately $60.9 million for Federal and State tax purposes. The net operating loss expires beginning 2030 through 2037 for those losses generated in 2017 and prior years. Approximately $54 million of such net operating losses will carryforward indefinitely and be available to offset up to 80% of future taxable income each year. Subsequent to December 31, 2019, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was passed, which temporarily removes such 80% limitation for years 2019 and 2020. The Company’s net operating loss carryforward may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2024 and 2023

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

The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expenses. As of December 31, 2024, the Company has no unrecognized tax positions, including interest and penalties. The Company files returns in the United States Federal tax jurisdiction and various other state jurisdictions.

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

At December 31, 2024, there were outstanding options, restricted stock units and warrants to purchase 1,822, 404,924 and 5,809,799 shares of our Common Stock, respectively, outstanding that could potentially dilute future net income per share. Because the Company had a net loss as of December 31, 2024, it is prohibited from including potential common shares in the computation of diluted per share amounts. Accordingly, the Company has used the same number of shares outstanding to calculate both the basic and diluted loss per share. At December 31, 2023, there were options, including options to non-employees and non-directors, restricted stock units and warrants to purchase 36,436, 0 and 2,247,133 shares of common stock (1,822, 0, and 112,357, respectively, shares as adjusted for the May Stock Split),  respectively, outstanding that could potentially dilute future net income per share.

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

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2024 and 2023

17.	Stockholders’ Equity (continued)

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

Underwriting Agreement – In August 2019, the Company issued 45,000 shares of its common stock (2,250 shares as adjusted for the May Stock Split),  at $17.00 per share ($340 as adjusted for the May Stock Split), pursuant to the terms of an Underwriting Agreement (the “Underwriting Agreement”) to the public. The Company incurred $181,695 in issuance costs from the offering and issued warrants to purchase 2,250 shares of common stock (112 shares adjusted for the May Stock Split), to the underwriter. The warrants are further discussed in Note 18.

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

During the year ended December 31, 2024, the Company issued 13,355 shares of common stock under the EP Agreement for $28,867.

Fractional shares – During the year ended December 31, 2024, the Company recorded a fractional share adjustment of 82 shares in connection with the recent stock split.

Issuance of common stock and warrants for debt issuance – During the year ended December 31, 2024, the Company issued 15,000 shares of common stock and warrants for issuances of debt. The value of the shares and warrants amounted to $251,361, which was originally recorded as a debt discount and fully amortized when the note was extinguished.

Restricted Stock Units – During the year ended December 31, 2024, the Company issued 518,068 shares of common stock with a value of $1,194,597 for vested restricted stock units.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2024 and 2023

17.	Stockholders’ Equity (continued)

Conversion – During the year ended December 31, 2024, Peak One converted $802,087 of its principal balance and accrued interest into 154,155 shares of common stock of the Company. Such conversion was within the terms of the agreement with no gains or losses recognized on the transactions.

Warrant exercise – During the year ended December 31, 2024, 11,389 shares of common stock were issued resulting from cashless warrant exercises. Additionally, 955,000 shares of common stock were issued resulting from the exercise of pre-funded warrants.

Settlement of accounts payable – During the year ended December 31, 2024, 212,248 shares of common stock were issued resulting from the settlement of accounts payable in the amount of $1,259,681. Such amount included a gain of $121,834 which has been included in additional paid in capital, due to the fact the settlement of accounts payable was from a related party at the time of the transaction.

Noncontrolling interest – During the year ended December 31, 2024, SG DevCorp recorded $2,976,1140 of additional equity transactions which related to transactions in its own stock from debt issuances to third parties, of which $1,803,980 is recorded in additional paid in capital and $1,290,917 is recorded in noncontrolling interest.

Common stock deemed dividend – During the year ended December 31, 2024, the Company recorded a common stock deemed dividend in the amount of $475,713 from the Conversion Deemed Dividend which resulted from the change in fair value of the conversion prices of the underlying agreements.

Inducement - On March 8, 2024, the Company entered into a warrant inducement agreement (the “Inducement Agreement”) with a certain holder (the “Holder”) of warrants to purchase shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”), issued in a private placement offering that closed on October 27, 2021 (the “Existing Warrants”). Pursuant to the Inducement Agreement, the Holder of the Existing Warrants agreed to exercise for cash the Existing Warrants to purchase up to 1,898,630 shares of common stock (94,932 as adjusted for the May Stock Split), at an exercise price of $ 0.2603 per share ($5.206 as adjusted for the May Stock Split). The Company recognized common stock deemed dividends in the amount of $1,162,436 which resulted from the excess initial fair value of the New Warrants Shares issued described below. In addition, the Company incurred $454,867 of equity related costs which have been netted with the net proceeds from the July 2022 Offering. The Company received aggregate gross proceeds of approximately $494,213, before deducting placement agent fees and other expenses payable by the Company.

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

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2024 and 2023

17.	Stockholders’ Equity (continued)

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

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2024 and 2023

17.	Stockholders’ Equity (continued)

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

The Private Placement closed on May 7, 2024. The Company received net proceeds from the Private Placement of $3,590,386. Additionally, during the year ended December 31, 2024, 294,310 prefunded warrants were exercised.

November inducement - On November 6, 2024, the Company entered into an agreement with a single investor that is an existing holder of warrants to purchase shares of common stock of the Company for cash (the “Existing Warrants”), wherein the investor agreed to exercise the Existing Warrants to purchase up 2,758,620 shares of common stock at a reduced exercise price of $0.8718 per share, resulting in gross proceeds of approximately $2.4 million, before deducting offering fees and other expenses payable by the Company (the “November Inducement”). The net proceeds amounted to $2,104,868. In consideration for the exercise of the Existing Warrants for cash, the investor received new warrants (the “New Warrants”) to purchase up to an aggregate of 5,517,240 shares of common stock. The New Warrants are exercisable after stockholder approval at an exercise price of $0.8718 per common share and will expire five years after stockholder approval. The Company issued and sold the New Warrants and any shares of common stock issuable upon exercise of the New Warrants in reliance on the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) by virtue of Section 4(a)(2) thereof and Rule 506 of Regulation D thereunder. The Company recognized common stock deemed dividends in the amount of $3,983,447 which resulted from the excess initial fair value of the New Warrants issued.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2024 and 2023

18.	Warrants

In conjunction with the June 2017 Public Offering, the Company issued to certain affiliates of the underwriters, as compensation, warrants to purchase an aggregate of 4,313 shares of common stock (216 shares as adjusted for the May Stock Split), at an exercise price of $125.00 per share ($2,500.00 as adjusted for the May Stock Split), The warrants are exercisable at the option of the holder on or after June 21, 2018 and expire June 21, 2023. The fair value of warrants was calculated utilizing a Black-Scholes model and amounted to $63,796. The fair market value of the warrants as of the date of issuance has been included in issuance costs in additional paid-in capital.

In conjunction with the Purchase Agreement in April 2019, the Company also sold warrants to purchase up to an aggregate of 42,388 shares of common stock (2,119 shares as adjusted for the May Stock Split), at an initial exercise price of $27.50 per share ($550.00 as adjusted for the May Stock Split), The warrants are exercisable at the option of the holder on or after October 29, 2019 and expire October 29, 2024. The Company issued to certain affiliates of the underwriters, as compensation, warrants to purchase an aggregate of 4,239 shares of common stock (212 shares as adjusted for the May Stock Split), at an initial exercise price of $27.50 per share ($550.00 as adjusted for the May Stock Split), The warrants are exercisable at the option of the holder on or after October 29, 2019 and expire April 24, 2024.

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

In conjunction with the Underwriting Agreement in May 2020, the Company issued to the underwriter, as compensation, warrants to purchase an aggregate of 300,000 shares of common stock (15,000 shares as adjusted for the May Stock Split),  at an initial exercise price of $3.14 per share ($62.80 as adjusted for the May Stock Split),. The warrants are exercisable at the option of the holder on or after November 6, 2020 and expire May 5, 2025. During the year ended December 31, 2022, 226,300 (11,315 shares as adjusted for the May Stock Split), warrants were exercised and converted into common stock of the Company.  The Company has received proceeds of approximately $707,000 from the exercise of the warrants.

In conjunction with the Purchase Agreement in October 2021, the Company also issued Series A warrants to purchase up to 1,898,630 shares of Common Stock (94,932 shares as adjusted for the May Stock Split), in a concurrent private placement. The warrants are have an exercise price of $4.80 per share, ($96.00 as adjusted for the May Stock Split),, exercisable at the option of the holder on or after October 26, 2021 and will expire five years from the date of issuance. These warrants were exercised in connection with the Inducement Agreement during the year ended December 31, 2024.

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

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2024 and 2023

18.	Warrants (continued)

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

In connection with the Private Placement in May 2024, the Company issued common warrants (the “Common Warrants”) to purchase up to 2,758,620 shares of the Company’s common stock. The Common Warrants are exercisable immediately following the date of issuance, have a term of five years from the effective date of the corresponding registration statement registering the shares of Company common stock and the shares of Company common stock issuable upon exercise of the Common Warrants and have an exercise price of $2.65 per share. A holder may not exercise any Common Warrants that would cause the aggregate number of shares of common stock beneficially owned by the holder to exceed 4.99% of the Company’s outstanding common stock immediately after exercise. The Common Warrants are subject to adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock and also upon any distributions for no consideration of assets to the Company’s stockholders. In the event of certain corporate transactions, the holders of the Common Warrants will be entitled to receive, upon exercise of the Common Warrants the kind and amount of securities, cash or other property that the holders would have received had they exercised the Common Warrants immediately prior to such transaction. The Common Warrants do not entitle the holders thereof to any voting rights or any of the other rights or privileges to which holders of common stock are entitled. These warrants were exercised in connection with the November Inducement during the year ended December 31, 2024.

In connection with the November Inducement, in consideration for the exercise of the Existing Warrants for cash, the investor received new warrants (the “New Warrants”) to purchase up to an aggregate of 5,517,240 shares of common stock. The New Warrants are exercisable after stockholder approval at an exercise price of $0.8718 per common share and will expire five years after stockholder approval. The Company issued and sold the New Warrants and any shares of common stock issuable upon exercise of the New Warrants in reliance on the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) by virtue of Section 4(a)(2) thereof and Rule 506 of Regulation D thereunder.

Warrant activity or the year ended December 31, 2024 are summarized as follows:

Warrants	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding and exercisable - January 1, 2023	137,591	$93.60	2.75	-
Granted	9,802,748		-	-
Expired	(2,660)
Exercised	(4,127,880)
Outstanding and exercisable - December 31, 2024	5,809,799	$1.19	4.82	$-

The fair value of warrants granted during the year were valued using a Black-Scholes Value model, with the following assumptions

Risk-free interest rate	3.9-4.17%
Contractual term	5 years
Dividend yield	0%
Expected volatility	98-137%

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2024 and 2023

19.	Share-based Compensation

On October 26, 2016, the Company’s Board of Directors approved the issuance of up to 25,000 shares of the Company’s common stock (1,250 shares as adjusted for the May Stock Split), in the form of restricted stock or options (“2016 Stock Plan”). Effective January 20, 2017, the 2016 Stock Plan was amended and restated as the SG Blocks, Inc. Stock Incentive Plan, as further amended effective June 1, 2018, July 30, 2020, August 18, 2021, and as further amended on October 5, 2023, (the “Incentive Plan”). The Incentive Plan authorizes the issuance of up to 8,625,000 shares of common stock (431,250 shares as adjusted for the May Stock Split),. It authorizes the issuance of equity-based awards in the form of stock options, stock appreciation rights, restricted shares, restricted share units, other share-based awards and cash-based awards to non-employee directors and to officers, employees and consultants of the Company and its subsidiary, except that incentive stock options may only be granted to the Company’s employees and its subsidiary’s employees. The Incentive Plan expires on October 26, 2026, and is administered by the Company’s Compensation Committee of the Board of Directors. Each of the Company’s employees, directors, and consultants are eligible to participate in the Incentive Plan. As of December 31, 2024, there were 0 shares of common stock available for issuance under the Incentive Plan.

Stock-based compensation expense is included in the consolidated statements of operations as follows:

	Year Ended December 31,
	2024	2023
Payroll and related expenses	$1,028,792	$3,210,631

Because the Company does not have significant historical data on employee exercise behavior, the Company uses the “Simplified Method” to calculate the expected life of the stock-based option awards granted to employees. The simplified method is calculated by averaging the vesting period and contractual term of the options.

The following table summarizes stock-based option activities and changes during the years ended December 31, 2024 and 2023, as described below:

	Shares	Weighted Average Fair Value Per Share	Weighted Average Exercise Price Per Share	Weighted Average Remaining Terms (in years)	Aggregate Intrinsic Value
Outstanding – December 31, 2022	1,822	$496.00	$1,574.20	4.34	$—
Granted	—	—	—
Exercised	—	—	—
Cancelled	—	—	—
Outstanding – December 31, 2023	1,822	$496.00	$1,574.20	—	$—
Granted	—	—	—
Exercised	—	—	—
Cancelled	—	—	—
Outstanding – December 31, 2024	1,822	496.00	1,574.20	3.25	$—
Exercisable – December 31, 2023	1,822	496.00	$1,574.20	—	—
Exercisable – December 31, 2024	1,822	496.00	$1,574.20	—	$—

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2024and 2023

19.	Share-based Compensation (continued)

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

During the year ended December 31, 2024, a total of 44,147, 15,000 and 10,000 of restricted stock units were granted to Mr. Galvin, Ms. Kaelin and an employee of the Company, respectively, under the Company’s stock-based compensation plan at a fair value of $2.27 per share, which represents the closing price of the Company’s common stock at the grant date. The restricted stock units granted vest immediately.

As of December 31, 2024, there was a total of $401,076 in unrecognized compensation costs related to non-vested restricted stock units.

The following table summarized restricted stock unit activities during the year ended December 31, 2024:

Number of Shares
Non - vested balance at January 1, 2024	—
Granted	857,466
Vested	(452,542)
Forfeited/Expired	—
Non - vested balance at December 31, 2024	404,924

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2024 and 2023

20.	Commitments and Contingencies

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

The Company believes that the Assignment Agreement was void for lack of consideration and moved to dismiss the case on those and other grounds. On June 17, 2020, the New York Supreme Court entered an order dismissing certain claims against the Company brought by cross claimant Phipps. Specifically, the court dismissed Phipps’ claims for indemnification, contribution, fraud, negligence and negligent misrepresentation. The court did not dismiss Phipps’ claim for breach of the Assignment Agreement. The issue of the validity of the Assignment Agreement, and the Company’s defenses to the claims brought by the plaintiff Pizzarotti and cross claimant Phipps, are being litigated. The Company maintains that the Assignment Agreement, to the extent valid and enforceable, was properly terminated and/or there are no damages, and, consequently, that the claims brought against the Company are without merit. The Company intends to continue to vigorously defend the litigation. The parties have engaged in written discovery but no depositions have been conducted as of yet. By motion dated February 24, 2021, Pizzarotti moved to stay the entire action pending the outcome of a separate litigation captioned Pizzarotti, LLC v. FPG Maiden Lane, LLC et. al., Index No. 651697/2019, involving some of the same parties (but excluding the Company). Phipps cross moved to consolidate the two actions. The Company opposed both motions. On April 26, 2021, the court denied both motions and directed the parties to meet and confer concerning the scheduling of depositions. On May 10, 2021, the parties jointly filed with the court a proposed order providing the completion of depositions of all parties and nonparties by September 30, 2021. On April 4, 2024, the court entered an order setting forth the following dates for the completion of the parties depositions: (1) deposition of plaintiff shall occur by May 31, 2024, (2) deposition of Phipps shall occur by June 30, 2024, (3) deposition of the Company shall occur by July 20, 2024, (4) deposition of Mr. Shetty shall occur by August 9, 2024, (5) deposition of FPG Maiden Lane, & J. Landau shall occur by August 30, 2024, and (6) depositions of non-parties shall occur by September 30, 2024. The Company believes all depositions did not currently take place . As of December 31, 2024, the Company cannot estimate any potential loss.

(2) CPF GP 2019-1, LLC Litigation – In September 2023, a suit was filed in the form of a declaratory judgment to say CPF GP did not owe certain monies to the Company. The Company filed counterclaims for the amounts owed. The case settled in February 2024 in exchange for mutual dismissals and monthly payments of the balance due, which is $745,000 in total to the Company from CPF GP.  To date, the Company has not received additional monthly payments and has not recorded this gain.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2024 and 2023

20.	Commitments and Contingencies (continued)

(3) Farnam Litigation – In October 2023, Farnam Street Financial, Inc. (“Farnam”) filed suit against the Company in the United States District Court for the District of Minnesota (Case No. 23-CV-3212) alleging breaches by the Company under a certain lease agreement between Farnam and the Company dated as of October 13, 221. Farnam sought monies owed under such lease agreement. On August 1, 2024, the Company, SG Echo and SG Environmental Solutions Corp. (“SG Environmental”), a wholly owned subsidiary of the Company, entered into a settlement agreement (the “Settlement”) with Farnam to resolve the pending litigation. Simultaneously with the execution of the Settlement, (i) the Company, SG Environmental and Farnam entered into an assignment and assumption agreement, pursuant to which SG Environmental was substituted for the Company as the lessee under the lease agreement, and (ii) SG Environmental and Farnam executed a new Lease Schedule No. 001R (“Schedule 1R”), which replaced the prior schedule in its entirety. The terms of the Settlement included the following: (i) SG Environmental will be the signatory under the “Lessee” under the lease; (ii) the initial term (the “Initial Term”) of Schedule 1R is 18 months; (iii) the “Commencement Date” of Schedule 1R is August 1, 2024; (iv) the original cost of the equipment subject to Schedule 1R is $1,556,163.00; (v) so long as there has been no default under the lease and Schedule 1R, SG Environmental shall have the option to purchase the equipment at the end of the Initial Term for thirty-five percent (35%) of the original cost of the equipment, or $544,657.05, plus applicable taxes; (vi) the “Monthly Lease Charge” under Schedule 1R is $65,880.95, plus applicable taxes; and (vii) SG Environmental shall provide a new security deposit under Schedule 1R in the amount of $167,056.00, which shall be paid on or before August 1, 2024. Simultaneously with the execution of the Settlement, the Company and SG Echo executed a guaranty, whereby each of the Company and SG Echo jointly and severally guarantee SG Environmental’s full and prompt payment and performance under the lease and Schedule 1R. Per the Settlement, Farnam shall retain as income all prior payments from the Company (or any Company affiliate) under the lease, the prior schedule, or any other agreement with the Company or its affiliates, including all monthly lease charges, interim rent, taxes, interest, fees, late charges, and any security deposits, including the deposit under the prior schedule. Under the terms of the Settlement, Farnam and the Company each agree to waive and release any and all claims against the other, except with respect to each party’s performance under the Settlement and each party’s future obligations under the lease, Schedule 1R and guaranty agreements. The case remains ongoing as disputes have arisen post-Settlement between the Company and Farnam. As of December 31, 2024, the Company cannot estimate any potential loss, besides the original amounts of approximately $1.5 million which are included in accounts payable and accrued expenses.

(4) American Express Litigation – In December 2023, American Express Travel Related Services Company, Inc. (“AMEX”) filed suit against the Company in the Supreme Court of the State of New York, County of New York (Case No. 162231/2023) alleging breaches of a commercial credit card agreement between AMEX and the Company, dated as of November 8, 2022. AMEX sought monies owed under the commercial credit card agreement, with a balance of $232,218.94 as of the commencement of the action. In August 2024, AMEX filed a Motion for Default Judgment, which was granted by the court on or about September 19, 2024, for the amount of damages requested in AMEX’s motion. As of December 31, 2024, the estimated potential loss to the Company is approximately $232,000 which is included in accounts payable and accrued expenses.

(5) Choctaw Litigation – In March 2024, the Choctaw Nation of Oklahoma (“Choctaw Nation”) filed suit against SG Echo, LLC (“SG Echo”) and the Company in the District Court of Bryan County, State of Oklahoma (Case No. CJ-2024-41) alleging: (a) breaches by SG Echo under a certain commercial lease agreement between SG Echo and the Choctaw Nation related to commercial property located at 2917 Big Lots Road, Durant, Oklahoma 74701; and (b) declaratory and injunctive relief relating to certain cranes, declaring the Choctaw Nation to be the owner of the cranes and not SG Echo. The Company disputes the Choctaw Nation’s allegations. As of December 31, 2024, the case remains pending. As of December 31, 2024, the Company cannot estimate any potential loss. As of December 31, 2024, the estimated potential loss to the Company is approximately $138,000 which is included in accounts payable and accrued expenses.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2024 and 2023

(6) Durant Industrial Authority Litigation – In November 2024, The Durant Industrial Authority (“DIA”) filed suit against the Company, SG Echo, LLC, among others, alleging breaches by the Company and SG Echo under a certain forgivable promissory note executed between SG Echo as the borrower and the DIA as the lender in the principal sum of $750,000 (the “Forgivable Note”). The indebtedness under the Forgivable Note would be forgiven in three separate phases based upon the schedule set forth in the Forgivable Note. The DIA’s allegations include, among others, that due to SG Echo’s alleged breaches, the Forgivable Note is no longer forgivable and has been accelerated and is due in full. The Company and SG Echo dispute the DIA’s allegations. As of December 31, 2024, the case remains pending. As of December 31, 2024, the Company cannot estimate any additional potential loss, however as of December 31, 2024 the $750,000 is included in short-term notes payable.

(7) Rulien Litigation – In March, 2024, Rulien Advisors, LLC (“Rulien”) filed suit against the Company in the Supreme Court of the State of New York Commercial Division, Kings County (Case No. 506426/2024) alleging breaches of a consulting agreement entered into by the Company and Rulien, dated as of December 17, 2018 (the “Consulting Agreement”), whereby the Company engaged Rulien to act as a non-exclusive independent sales representative to promote the sale of, and to solicit orders for, products and services offered for sale by the Company. Rulien alleges that it has earned commissions for (a) the alleged sale of property located at 1900 American Drive, Lago Vista, Texas, and (b) the Company’s spin-off of the Company’s wholly-owned subsidiary, Safe and Green Development Corporation, into a separate publicly traded company listed on the Nasdaq stock exchange. The Company disputes Rulien’s claims. The case remains pending. As of December 31, 2024, the Company cannot estimate any potential loss.

(8) Caliber Litigation – In June 2024, Caliber Corporate Advisers, LLC (“Caliber”) filed suit against the Company in the Supreme Court of the State of New York, County of New York (Case No. 652893/2024) alleging breaches of a Consulting Services Agreement between Caliber and the Company (the “Services Agreement”), alleging a balance owed of $46,350. The Company disputes Calibers claims, and claims that Caliber failed to provide meaningful services as set forth in the Services Agreement. As of December 31, 2024, the case remains pending. As of December 31, 2024, the Company cannot estimate any potential loss.

(9) MDisrupt Litigation – In August 2024, MDisrupt, Inc. (“MDisrupt”) filed suit against Safe and Green Medical Corporation (“SG Medco”) and the Company in the 353rd District Court of Travis County, Texas (Case No. D-1-GN-24-003213) alleging breaches of a consulting services agreement between Medco and MDisrupt entered into on or about September 20, 2023 (the “Services Agreement”), alleging a balanced owed of $183,901. Medco and the Company dispute MDisrupt’s allegations. Further, the Company was not party to the Services Agreement. As of December 31, 2024, the case remains pending. As of December 31, 2024, the Company cannot estimate any potential loss and does not believe any loss is probable.  As of December 31, 2024, the estimated potential loss to the Company is $183,901 which is included in accounts payable and accrued expenses.

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

For the Years Ended December 31, 2024 and 2023

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

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2024 and 2023

20.	Commitments and Contingencies (continued)

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

On February 17, 2025, the Company executed a Settlement Agreement and Release with Saddleback, to release all claims between the parties. As part of the settlement, Saddleback agreed to pay a settlement payment of $400,000. All of the settlement proceeds were refunded to the Company’s Insurer Sompo, based on monies already paid out by Sompo in the underlying matter. As the matter is now settled, the parties will shortly move the court to dismiss the Saddleback matter.

2.) SG Blocks, Inc. v. EDI International, PC

On June 21, 2019, SG Blocks, Inc. filed a lawsuit against EDI International, PC (“EDI”), a New Jersey corporation, in connection with the parties’ consulting agreement, dated June 29, 2016, pursuant to which EDI, was to provide, for a fee, certain architectural and design services for the original project between the Company and HOLA (“Project”). The lawsuit is styled SG Blocks, Inc. v. EDI et al., and was filed in California Superior Court, for the County of Los Angeles, case no. 19STCV21725. SG Blocks, Inc. claims that EDI, tortiously interfered with SG Blocks, Inc’s economic relationship with HCP and HOLA. The complaint seeks in excess of $1,275,754 in damages. EDI, filed a cross-complaint for alleged unpaid fees and tortious interference with EDI contractual relationship with HCP and HOLA. EDI cross-complaint seeks in excess of $30,428.71 in damages. On July 8, 2020, SG Blocks, Inc. added PVE LLC as a defendant in the lawsuit, claiming PVE LLC is liable to the same extent as EDI. In May 2021, the parties settled EDI affirmative claims, and its cross-complaint was dismissed with prejudice on August 23, 2021. On SG Blocks, Inc.’s remaining claims, trial is set for October 2024. On or about November 15, 2024, the Company received a jury verdict in its favor in the amount of $1.274 million against EDI styled as SG Blocks, Inc. v EDI et al, case no. 19STCV21725, which has been secured to a judgment. The case is currently proceeding through post-judgment motions and filings. There remains uncertainty whether the Company will be able to collect on the judgment.

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

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2024 and 2023
20.	Commitments and Contingencies (continued)

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

Other Litigation

1.) John Williams Shaw and Leo Patrick Shaw

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

For the Years Ended December 31, 2024 and 2023

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

On July 5, 2022, the Company entered into an amendment to its employment agreement, dated January 1, 2017, as amended, with Paul Galvin, to provide for the payment of an annual base salary of $500,000 and on September 19, 2023 the agreement was amended to increase the annual base salary to $750,000. On October 22, 2024, the Board of Directors (the “Board”) of the Company determined not to renew the Employment agreement between the Company and Paul Galvin, the Company’s Chief Executive Officer and, in connection with such determination, delivered a written notice of termination to Mr. Galvin on October 24, 2024 in accordance with the terms of the Employment Agreement. Mr. Galvin’s employment with the Company as its Chief Executive Officer will terminate effective as of the close of business on December 31, 2024 (the “Effective Date”).

On May 1, 2023, the Company appointed Patricia Kaelin as the Company’s Chief Financial Officer and entered into an employment agreement with Patricia Kaelin (the “Kaelin Employment Agreement”) to employ Ms. Kaelin in such capacity for an initial term of two (2) years, which provides for an annual base salary of $250,000, a discretionary bonus of up to 20% of her base salary upon achievement of objectives as may be determined by the Company’s board of directors and severance in the event of a termination without cause on or after September 30, 2023 in amount equal to equal to one year’s annual base salary and benefits. The Kaelin Employment Agreement also provides for the grant to Ms. Kaelin of a restricted stock grant under the Company’s Stock Incentive Plan, as amended and as available for grant, of 60,000 shares of the Company’s common stock (3,000 as adjusted for the May Stock Split), vesting quarterly on a pro-rata basis over the next eighteen (18) months of continuous service. Ms. Kaelin is subject to a one-year post-termination non-compete and non-solicit of employees and clients. She is also bound by confidentiality provisions. During July 2023, Ms. Kaelin’s annual base salary was adjusted to $300,000, retroactive to May 1, 20

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2024 and 2023

21.         Related Party Transactions

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

As disclosed in Note 11, on December 14, 2023, the Company and Mr. Galvin entered into the Galvin Note Payable.

During the year ended December 31, 2024, 212,248 shares of common stock were issued resulting from the settlement of accounts payable in the amount of $1,259,681. Such amount included a gain of $121,834 which has been included in additional paid in capital, due to the fact the settlement of accounts payable was from a related party at the time of the transaction.

As of December 31, 2024, the Company has accrued approximately $450,000 for amounts due to Paul Galvin, the former CEO, for deferred salary due to him.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2024 and 2023

22.	Deconsolidation and Discontinued Operations

As disclosed in Note 2, during 2024 the Company recognized the effects of the Deconsolidation, Prior to the Deconsolidation, SG DevCorp was consolidated in the Company’s financial statements. Upon the Deconsolidation, the Company accounts for its investment in SG DevCorp on the equity method. The effect of the Deconsolidation resulted in a derecognition of $12,274,844 of assets, $9,022,017 of liabilities, and $1,966,848 in the carrying value of the non-controlling interest in SG DevCorp. Additionally, upon the Deconsolidation, the Company reduced its previously amount recorded as due from SG DevCorp in the amount of $394,329 and recorded an amount of $1,717,694 due to SG DevCorp which was previously eliminated in consolidation. The Company recognized a gain of $4,637,013 which resulted from the difference between the fair value of the Company’s investment upon deconsolidation of $8,126,350, and the net assets and carrying value of the non-controlling interest as described above. The gain is included in income (loss) from discontinued operations. The assets and liabilities of SG DevCorp at the time of Deconsolidation amounted to the following:

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

The financial results of SG DevCorp are presented as income (loss) from discontinued operations. The following table represents the financial results of SG DevCorp:

	Year Ended December 31, 2024	Year Ended December 31, 2023
Operating Expenses:
Payroll and related expenses	$1,223,511	$1,125,603
General and administrative expenses	295,664	1,771,389
Marketing and business development expenses	10,219	126,456
Operating loss	(1,529,394)	(3,023,448)
Other income (expense)	(422,941)	(1,177,093)
Net loss	$(1,952,335)	$(4,200,541)

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2024 and 2023

22.	Deconsolidation and Discontinued Operations (continued)

The total income from discontinued operations for the year ended December 31, 2024, is comprised of the following:

Gain from Deconsolidation	$4,637,013
Net loss from discontinued operations	(1,952,335)
Net loss	$2,684,678

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
$7,672,189

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2024 and 2023

23.	Subsequent Events

On January 3, 2025, the Board of Directors (the “Board”) of the Company approved the appointment of Michael McLaren as the Company’s Chief Executive Officer and on January 5, 2025, the Company entered into an employment agreement with Mr. McLaren (the “Employment Agreement”) to employ Mr. McLaren in such capacity for an initial term of two (2) years, which Employment Agreement provides for an annual base salary of $250,000 which shall be increased to $400,000 upon the closing of a capital event which cures the Company’s stockholders’ equity deficiency with Nasdaq, a signing bonus of $50,000 payable within thirty (30) days of the Employment Agreement’s effective date, a long-term incentive bonus with a range of between two (2) to four (4) times Mr. McLaren’s then-base salary, subject to approval by the Company’s Board of Directors.

On January 3, 2025, the Board of Directors (the “Board”) appointed Michael McLaren as a director of the Company. Mr. McLaren will serve until the date of the Company’s 2025 Annual Meeting of Shareholders (the “2025 Annual Meeting”) and until his successor is duly elected and qualified. As an employee director, Mr. McLaren will not participate in the Company’s non-employee director compensation program.

Mr. McLaren is subject to a one-year post-termination non-compete and non-solicit of employees and clients. Mr. McLaren is also bound by confidentiality provisions.

On January 8, 2025 (the “Effective Date”), the Company entered into a binding Letter of Intent (the “Letter of Intent”) with New Asia Holdings, Inc., a Nevada corporation (“NAHD”) and Olenox Corp., a Wyoming corporation and a wholly owned subsidiary of NAHD (“OLOX” and, together with NAHD, the “Seller”). Upon the terms of and subject to the satisfaction of the conditions set forth in the Letter of Intent, and in one or more definitive agreements to be entered into among the Company and Seller, the Company will acquire all of the issued and outstanding securities of NAHD in exchange for shares of Company stock (the “Transaction”). The Letter of Intent provides that the shares of Company stock to be issued in the Transaction shall be valued at $1.00 per share and the shares of NAHD to be acquired in the Transaction shall be valued at $0.20 per share.

The Letter of Intent is a binding agreement that represents the basis on which the parties will proceed to consummate the Transaction pursuant to one or more written definitive, long-form agreements. The Letter of Intent provides that the parties will use their good faith best efforts to prepare and enter into such definitive agreement(s) incorporating the terms of the Letter of Intent with an effective date of January 15, 2025 and to close the Transaction as soon as possible after receipt of necessary approvals. Closing of the contemplated transaction is contingent upon completion of satisfactory due diligence, execution of definitive transaction documents, receipt of all necessary consents and approvals, and certain other customary closing conditions.

The Letter of Intent further provides that either party may terminate the Letter of Intent (i) after completion of due diligence, in the event such party determines that the information provided is unacceptable for any reason, or (ii) after January 28, 2025, by giving written notice to the other of the notifying party’s desire to terminate the Letter of Intent.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2024 and 2023

23.	Subsequent Events (Continued)

The foregoing terms and conditions are subject to change based upon the negotiation and execution of definitive agreement(s) by and among the Company and Seller. Closing of the Transaction will be subject to the terms and conditions of the definitive agreement(s), including completion of due diligence and satisfaction or waiver of closing conditions. There can be no assurance that definitive agreement(s) will be entered into or that the proposed Transaction will be consummated.

There exists a material relationship between the Company and the Seller in that Michael McLaren serves as the Company’s chief executive officer and chairman of the board, as well as NAHD’s sole officer and director and as OLOX’s chief executive officer and a member of its board of directors.

On January 16, 2025, the Company appointed Jim Pendergast as the Company’s Chief Operating Officer and entered into an employment agreement with Mr. Pendergast (the “Employment Agreement”) to employ Mr. Pendergast in such capacity for an initial term of two (2) years, which Employment Agreement provides for an annual base salary of $200,000, a restricted stock grant under the Company’s Stock Incentive Plan for 200,000 shares of the Company’s common stock, vesting quarterly on a pro-rata basis over the next eighteen (18) months of continuous service, and an annual performance bonus of up to 20% of Mr. Pendergast’s then-base salary, payable in cash and/or equity, as determined by Company’s by the Company’s Board of Directors.

Mr. Pendergast brings over 25 years of leadership in corporate operations, having served as CEO, CFO, and COO across public and private companies in the energy, construction, manufacturing, and agricultural sectors. He has expertise in mergers and acquisitions, corporate restructuring, and equity and debt financing. His previous roles include COO at MGO Systems Ltd., where he oversaw more than 50 construction projects during his time there, and CEO/CFO at Paramount Structures Inc., leading its acquisition and financial restructuring. As CEO of FP Genetics Inc., he refocused the company on profitable growth. Earlier, at Agrium Inc., he managed large-scale business development projects and represented the company to investors. He has also served on the boards of several companies, providing leadership in corporate governance, strategic planning, and financial management. He holds an MBA in International Business and Finance from McMaster University and a BA (Honors) in Political Studies and Economics from Queen’s University.

Mr. Pendergast is subject to a one-year post-termination non-compete and non-solicit of employees and clients. Mr. Pendergast is also bound by confidentiality provisions.

On January 29, 2025, the Company entered into a mutual release and discharge agreement (the “Mutual Release”) with SG DevCorp. pursuant to SG DevCorp. forgiving and releasing from our obligations to them under that certain promissory note, dated August 9, 2023, in the principal amount of $908,322.95 and in respect of $815,522 of inter-company advances from SG DevCorp. to the Company in exchange for the Company forgiving $394,329 of inter-company debt owed to the Company by us and for SG DevCorp.(which has already been written off) transferring 276,425 shares (the “Shares”) of SG DevCorp.’s Common Stock owned by the Company, with the Company no longer being a shareholder of SG DevCorp.

On February 2, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and between the Company and NAHD pursuant to which NAHD will be merged into a to-be-formed subsidiary of the Company (the “Merger”). Following this Merger, the NAHD operating subsidiaries will be indirect, wholly owned subsidiaries of the Company.

As merger consideration, the Company will issue four million (4,000,000) Series A non-voting convertible preferred shares of the Company, par value $1.00 (the “Preferred Shares”), to the NAHD shareholders. Each Preferred Share has the right to convert into shares of common stock of the Company at a ratio of 1 to 15 (each Preferred Share will convert into 15 shares of common stock of the Company), provided, however, that such conversion is subject to the approval of a majority of the Company’s common shareholders.

The Merger Agreement contain customary representations, warranties, and covenants. The Merger Agreement also contain conditions to the completion of the Merger including the filing of the articles of incorporation and/or organization for the merger subsidiaries, and the adoption of board resolutions and/or sole member resolutions by the merger subsidiaries approving the Merger. There are no assurances that the parties will satisfy all of the conditions to the merger.

The parties expect to complete these transactions as soon as practicable following the satisfaction or waiver of the condition to the Merger.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2024 and 2023

23.	Subsequent Events (Continued)

On February 26, 2025, the Company received a listing decision from The Nasdaq Stock Market LLC (“Nasdaq”) on behalf of the Nasdaq Hearings Panel (the “Panel”) indicating that the Company has evidenced compliance with the minimum equity standard set forth in Listing Rule 5550(b)(1) (the “Equity Rule”) and all other applicable criteria for continued listing on The Nasdaq Capital Market. Accordingly, the previously disclosed listing matter has been closed, and the Company’s securities will remain listed on Nasdaq.

To regain compliance with the Equity Rule, the Company proposed a merger with Olenox Corp., a diversified energy company based in Texas that operates in three vertically integrated business units: Oil & Gas, Energy Services, and Energy Technologies (the “Olenox Merger”). On February 6, 2025, the Company informed the Panel that the Company had completed the first planned stage of the Olenox Merger, which served to increase stockholders’ equity by approximately $60 million. Based on the information presented and publicly disclosed, the Panel determined that the Company has satisfied the Equity Rule.

In its communications with the Panel, the Company further advised that the conversion of the preferred stock issued in the transaction is subject to the Company’s receipt of shareholder approval for the issuance of the underlying common shares and, upon such issuance, will result in a change of control of the Company. The Company plans to file an initial listing application for the combined entity and to evidence compliance with Nasdaq’s initial listing criteria upon completion of the change of control aspect of the transaction.

During March 2025, the Company issued 56,659 shares of common stock for previously vested restricted stock units.

On March 6, 2025, the Company closed an ELOC Securities Purchase Agreement (the “ELOC Purchase Agreement”) with Tysadco Partners LLC (“Purchaser”), with an effective date of February 25, 2025, whereby the Company has the right, but not the obligation, to sell to the Purchaser, and the Purchaser is obligated to purchase, up to an aggregate of $100 million (the “Commitment Amount”) of newly issued shares (the “ELOC Shares”) of the Company’s common stock, par value $0.01 per share (the “Common Stock”).

The Company does not have a right to commence any sales of Common Stock to the Purchaser under the ELOC Purchase Agreement until the time when all of the conditions to the Company’s right to commence sales of Common Stock to the Purchaser set forth in the ELOC Purchase Agreement have been satisfied, including that a registration statement of such shares is declared effective by the SEC and the final form of prospectus is filed with the SEC (the “Commencement Date”). Over the period ending on the earlier of December 31, 2026, or the date on which the Purchaser shall have purchased ELOC Shares pursuant to the ELOC Purchase Agreement for an aggregate purchase price of the Commitment Amount, the Company will control the timing and amount of any sales of ELOC Shares to the Purchaser. Actual sales of shares of Common Stock to the Purchaser under the ELOC Purchaser Agreement will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions, the trading price of the Common Stock and determinations made by the Company as to appropriate sources of funding.

The purchase price of the shares of ELOC Shares that the Company elects to sell to the ELOC Purchaser pursuant to the ELOC Purchase Agreement will be equal to the lowest traded price of Common Stock during the five (5) business days prior to the applicable closing date multiplied by 90%.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2024 and 2023

23.	Subsequent Events (Continued)

In no event may the Company issue to the Purchaser under the ELOC Purchase Agreement more than the 4.99% of the total number of the Company’s shares of Common Stock issued and outstanding immediately prior to the execution of the ELOC Purchase Agreement (the “Applicable Exchange Cap”), unless the Company obtains stockholder approval to issue shares of Common Stock in excess of the Applicable Exchange Cap. In any event, the ELOC Purchase Agreement provides that the Company may not issue or sell any shares of Common Stock under the ELOC Purchase Agreement if such issuance or sale would breach any applicable Nasdaq rules.

The ELOC Purchase Agreement prohibits the Company from directing the Company to purchase any shares of Common Stock if those shares, when aggregated with all other shares of Common Stock then beneficially owned by the Purchaser (as calculated pursuant to Section 13(d) of the Securities Exchange Act of 1934, as amended), would result in the ELOC Purchaser beneficially owning more than 4.99% of the outstanding Common Stock.

The ELOC Purchase Agreement provides that the Company shall file a registration statement registering the resale of the maximum number of ELOC Shares as shall be permitted by applicable law within five (5) business days following the date of the ELOC Purchase Agreement. The Company shall use its best efforts to have the registration statement declared “effective” within 120 days of the date of the ELOC Purchase Agreement.

On March 6, 2025, the Company closed and issued a promissory note (the “Note”) in favor of Tysadco Partners LLC (the “Lender”), with an effective date of February 25, 2025, in the aggregate principal amount up to $1,875,000 (the "Principal”), and an accompanying Securities Purchase Agreement (the “SPA”). All outstanding Principal and interest shall be due on November 30, 2025 (the “Maturity Date”). The Note was purchased for up to $1,500,000, representing an original issue discount of twenty-five percent (25%), equal to $375,000 if the Note is fully funded. The Note shall bear interest at twelve percent (12%) interest per annum. The Lender has the right to convert all or any portion of the then-outstanding Principal and interest into fully paid and non-assessable shares of common stock of the Company, par value $0.01 per share (the “Conversion Shares”). The per share conversion price into which the Principal and interest converts shall be fifty cents ($0.50) per share. Among others, the following shall be considered events of default under the Note (each an “Event of Default”): if the Company fails to pay the Principal or interest when due under the Note; if the Company fails to issue Conversion Shares to the Lender upon exercise by the Lender of the conversion rights under the Note; or if the Company breaches any covenant, agreement, or other term or condition of the Note or the accompanying SPA. Upon the occurrence of an Event of Default, then the outstanding balance shall immediately increase to 125% of the outstanding balance immediately prior to the occurrence of the Event of Default, and a daily penalty of $500 will accrue until the default is remedied.

If the Company has not obtained approval from the holders of the Company’s Common Stock, as required by applicable rules and regulation of Nasdaq, the Company shall not issue any number of shares of Common Stock under the Note that would exceed 4.99% of the shares of Common Stock outstanding as of the date of the Note. Additionally, the Company shall not effect any conversion of the Note, and the Lender shall not have the right to convert any portion of the Note or receive shares of Common Stock as payment of interest hereunder to the extent that after giving effect to such conversion or receipt of such interest payment, the Lender, together with any affiliates thereof, would beneficially own in excess of 4.99% of the number of shares of Common Stock outstanding immediately after giving effect to such conversion or receipt of shares as payment of interest.

In connection with the issuance of the Note and the SPA, the Company will issue 294,000 shares of Common Stock (the “Commitment Shares”) as additional consideration for the purchase of the Note.

