Form 10-Q
period 2025-03-31
SAFE & GREEN HOLDINGS CORP.
filed 2025-06-13
CIK 1023994

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of June 12, 2025, the issuer had a total of 10,120,651 shares of the registrant’s common stock, $0.01 par value, outstanding.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	March 31, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$230,509	$375,873
Accounts receivable, net	142,146	105,479
Contract assets	—	2,536
Inventories	961,610	471,468
Prepaid expenses and other current assets	106,801	204,596
Total current assets	1,441,066	1,159,952

Oil and gas, on the basis of full cost accounting, net	2,317,218	-
Property, plant and equipment, net	4,240,088	3,965,426
Project development costs and other non-current assets	227,115	196,432
Proved oil and gas reserves	1,750,000	—
Intangible assets, net	809,538	11,658
Investment in and advances to equity affiliates	220,000	738,056
Goodwill	38,160,202	—
Total Assets	$49,165,227	$6,071,524

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$12,006,309	$9,332,620
Contract liabilities	721,363	596,082
Lease liability, current maturities	—	66,821
Due to affiliates	3,416,574	1,716,244
Short-term notes payable, net	6,792,180	2,098,381
Total current liabilities	22,936,426	13,810,148

Long-term notes payable, net	5,152,414	4,721,684
Total liabilities	28,088,840	18,531,832

Stockholders’ equity (deficit):
Series A Preferred stock, $1.00 par value, 5,405,010 shares authorized; 4,000,000 and 0 issued and outstanding at March 31, 2025 and December 31, 2024, respectively	4,000,000	—
Common stock, $0.01 par value, 75,000,000 shares authorized; — issued and outstanding as of March 31, 2025 and 6,389,041 issued and 6,038,382 outstanding as of December 31, 2024	63,891	60,384
Additional paid-in capital	118,383,643	86,103,787
Treasury stock, at cost 3,371 shares as of March 31, 2025 and December 31, 2024	(92,396)	(92,396)
Accumulated deficit	(101,278,751)	(98,532,083)
Total stockholders’ equity (deficit)	21,076,387	(12,460,308)
Total Liabilities and Stockholders’ Equity (Deficit)	$49,165,227	$6,071,524

The accompanying notes are an integral part of these condensed consolidated financial statements.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2025	2024
	(Unaudited)	(Unaudited)
Revenue:
Construction services	$496,079	$968,115
Subscription revenue	70,275	—
Total	566,354	968,115

Cost of revenue:
Construction services	854,466	644,983
Other	35,643	—
Total	890,109	644,983

Gross (loss) profit	(323,755)	323,132

Operating expenses:
Payroll and related expenses	555,738	1,251,982
General and administrative expenses	945,573	478,158
Marketing and business development expenses	6,916	123,575
Total	1,508,227	1,853,715

Operating loss	(1,831,982)	(1,530,583)

Other income (expense):
Interest expense	(603,126)	(716,761)
Change in fair value of equity-based investment	(311,560)	(3,112,803)
Loss on disposition of equity-based investment	—	(180,600)
Interest income	—	9,570
Other income	—	48,617
Total	(914,686)	(3,951,977)

Loss before income taxes	(2,746,668)	(5,482,560)
Income tax expense	—	—
Loss from continuing operations	(2,746,668)	(5,482,560)

Income from discontinued operations	—	2,684,678

Net loss	(2,746,668)	(2,797,882)

Common stock deemed dividend	—	(1,638,149)

Net loss attributable to common stockholders	$(2,746,668)	$(4,436,031)

Net loss per share
Basic and diluted – continuing operations	$(0.45)	$(7.76)
Basic and diluted – discontinuing operations	$—	$2.83
Basic and diluted – total	$(0.45)	$(4.93)

Weighted average shares outstanding:
Basic and diluted	6,128,816	947,670

The accompanying notes are an integral part of these condensed consolidated financial statements.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (Unaudited)

	$1.00 Par Value Series A Preferred Stock		$0.01 Par Value Common Stock		Additional Paid-in	Treasury	Accumulated	Noncontrolling	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Interests	(Deficit)
Balance at December 31, 2023	—	$—	881,387	$8,814	$69,003,597	$(92,396)	$(75,930,805)	$675,931	$(6,334,859)
Stock-based compensation	—	—	38,934	390	178,639	—	—	—	179,029
Issuance of common stock and warrants for debt issuance	—	—	15,000	150	251,211	—	—	—	251,361
Cashless warrant exercise	—	—	11,389	114	(114)	—	—	—	—
Issuance of common stock from warrant inducement	—	—	94,932	949	493,264	—	—	—	494,213
Common stock deemed dividend	—	—	—	—	475,713	—	(475,713)	—	—
Common stock deemed dividend	—	—	—	—	1,162,436		(1,162,436)	—	—
Conversion of short—term notes payable	—	—	57,627	576	299,424	—	—	—	300,000
SG DevCorp equity transactions	—	—	—	—	1,803,980	—	—	1,290,917	3,094,897
Effect of deconsolidation	—	—						(1,966,848)	(1,966,848)
Net loss	—	—	—	—	—	—	(2,797,882)		(2,797,882)
Balance at March 31, 2024	—	$—	1,099,269	$10,993	$73,668,150	$(92,396)	$(80,366,836)	$—	$(6,780,089)

Balance at December 31, 2024	—	$—	6,038,382	$60,384	$86,103,787	$(92,396)	$(98,532,083)	$—	$(12,460,308)
Stock—based compensation	—	—	56,659	567	105,731	—	—	—	106,298
Issuance of stock in connection with acquisition	4,000,000	4,000,000	—	—	30,569,600	—	—	—	34,569,600
Forgiveness related party debt	—	—	—	—	1,275,416	—	—	—	1,275,416
Issuance of common stock in connection with debt issuance	—	—	294,000	2,940	329,109	—	—	—	332,049
Net loss	—	—	—	—	—	—	(2,746,668)	—	(2,746,668)
Balance at March 31, 2025	4,000,000	$4,000,000	6,389,041	$63,891	$118,383,643	$(92,396)	$(101,278,751)	$—	$21,076,387

The accompanying notes are an integral part of these condensed consolidated financial statements.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	For the Three Months Ended March 31, 2025	For the Three Months Ended March 31, 2024
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss from continuing operations	$(2,746,668)	$(5,482,560)
Income from discontinued operations	—	2,684,678
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	92,117	42,379
Amortization of intangible assets	15,058	3,417
Amortization of deferred license costs	—	30,589
Amortization of debt issuance costs and debt discount	344,763	183,493
Amortization of right of use asset	—	156,338
Gain on deconsolidation – SG DevCorp	—	(4,728,348)
Loss on disposition of equity-based investment	—	180,600
Change in fair value of equity-based investment	311,560	3,112,803
Stock-based compensation	106,298	179,029
Changes in operating assets and liabilities:
Accounts receivable	12,751	89,571
Contract assets	2,536	—
Inventories	(20,181)	(127,081)
Prepaid expenses and other current assets	97,795	88,093
Accounts payable and accrued expenses	1,072,116	1,244,747
Contract liabilities	—	(876,302)
Lease liability	(66,821)	(277,521)
Customer deposit	—	656,510
Project development and other assets	(28,439)	—
Contract liabilities	(427,219)	—
Due from affiliates	(74,586)	—
Net cash used in operating activities by continuing operations	(1,308,920)	(2,839,565)
Net cash used in operating activities by discontinued operations	—	(1,594,796)

Cash flows from investing activities:
Purchase of property, plant and equipment	(73,676)	—
Cash received in business combination	77,013	—
Project development costs	—	(200,074)
Investment in equity method investment	(186,000)	—
Net cash used in investing activities by continuing operations	(182,663)	(200,074)
Net cash used in investing activities by discontinued operations	—	(104,352)

Cash flows from financing activities:
Repayment of short term notes payable	(335,373)	(884,485)
Proceeds from short-term notes payable and warrants, net of debt issuance costs	1,681,592	2,585,764
Net cash provided by financing activities by continuing operations	1,346,219	1,701,279
Net cash provided by financing activities by discontinued operations	—	3,687,545

Net decrease in cash and cash equivalents	(145,364)	650,037

Cash and cash equivalents - beginning of period	375,873	14,212

Cash and cash equivalents - end of period	$230,509	$664,249

Supplemental disclosure of non-cash operating activities:
Assets and liabilities effected in deconsolidation
Cash	$—	$567,473
Assets held for sale	$—	$4,400,361
Prepaid expenses and other current assets	$—	$429,331
Oil and gas, on the basis of full cost accounting, net	$—	$—
Property and equipment, net	$—	$1,194,117
Project development costs and other assets	$—	$91,490
Goodwill	$—	$1,810,787
Intangible assets	$—	$138,678
Investments in equity-based investments	$—	$3,642,607
Accounts payable and accrued expenses	$—	$1,600,294
Contingent consideration payable	$—	$945,000
Short-term notes payable	$—	$6,476,723
Supplemental disclosure of non-cash investing and financing activities:
Common stock deemed dividend	$—	$1,638,149
Forgiveness of related party debt and investment	$1,275,416	$—
Common stock and warrants issued for debt issuance	$332,049	$—
Assets and liabilities acquired in business combination:
Accounts receivable, net	$49,418	$—
Inventory	$469,961	$—
Property, plant and equipment, net	$2,610,321	$—
Proved oil and gas reserves	$1,750,000	$—
Goodwill	$38,160,202	$—
Intangible assets, net	$812,938	$—
Project development costs and other assets	$2,244	$—
Accounts payable and accrued expenses	$1,601,573	$—
Due to related parties	$3,442,828	$—
Contract liabilities	$552,500	$—
Long-term debt	$3,765,596	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Description of Business

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

On February 2, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and between the Company and New Asia Holdings, Inc., a Nevada corporation (“NAHD”), pursuant to which NAHD will be merged into a to-be-formed subsidiary of the Company (the “Merger”). Following the Merger, NAHD and its operating subsidiaries will be indirect, wholly owned subsidiaries of the Company. As merger consideration, the Company will issue four million (4,000,000) shares of Series A non-voting convertible preferred shares of the Company, par value $1.00 (the “Preferred Shares”), to NAHD’s shareholders, with each Preferred Share having the right to convert into fifteen (15) shares of common stock of the Company, provided, however, that any such conversion is subject to the approval by the Company’s common stockholders. The Merger Agreement contains conditions to the completion of the Merger, including the filing of the articles of incorporation and/or organization for the merger subsidiaries, and the adoption of board resolutions and/or sole member resolutions by the merger subsidiaries approving the Merger. On February 13, 2025, all of the closing conditions to the Merger Agreement have been satisfied or waived, the Preferred Shares have been issued to NAHD’s shareholders, and the transactions set forth in the Merger Agreement have been fully completed and closed.

The Company operates in the following four segments: (i) construction; (ii) medical; (ii) oil and gas; and (iv) environmental. The construction segment designs and constructs modular structures built in the Company’s factories. In the medical segment, the Company uses its modular technology to (i) provide turnkey solutions to medical testing and treatment and generate revenue from the medical testing and point of care treatment in our medical suites and (ii) sell and lease medical suites and privacy pods. The environmental segment consists of a sustainable medical and waste management solution that collects waste and treats waste for safe disposal.

The building products developed with the Company’s proprietary technology and design and engineering expertise are generally stronger, more durable, environmentally sensitive, and erected in less time than traditional construction methods. The use of the Company’s Modules typically provides between four to six points towards the Leadership in Energy and Environmental Design (“LEED”) certification levels, including reduced site disturbance, resource reuse, recycled content, innovation in design and use of local and regional materials. Due to the ability of the Modules to satisfy such requirements, the Company believes the products produced utilizing its technology and expertise is a leader in environmentally sustainable construction.

There are three core product offerings that utilize the Company’s technology and engineering expertise. The first product offering involves GreenSteel™ modules, which are the structural core and shell of an SGBlocks building. The Company procures the containers, engineers required openings with structural steel enforcements, paints the SGBlocks and then delivers them on-site, where the customer or a customer’s general contractor will complete the entire finish out and installation. The second product offering involves replicating the process to create the GreenSteel product and, in addition, installing selected materials, finishes and systems (including, but not limited to floors, windows, doors, interior painting, electrical wiring and fixtures, plumbing outlets and bathrooms, roofing system) and delivering SGBlocks pre-fabricated containers to the site for a third party licensed general contractor to complete the final finish out and installation. Finally, the third product offering is the completely fabricated and finished SGBlocks building (including but not limited to floors, windows, doors, interior painting, electrical wiring and fixtures, plumbing outlets and bathrooms, roofing systems), including erecting the final unit on site and completing any other final steps. The building is ready for occupancy and/or use as soon as installation is completed. Construction administration and/or project management services are typically included in the Company’s product offerings.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Description of Business (continued)

The Company also provides engineering and project management services related to the use and modification of Modules in construction.

Construction

During 2020, the Company formed SG Echo, LLC (“SG Echo”), a wholly owned subsidiary of the Company. The Company acquired substantially all the assets of Echo DCL (“Echo”), a Texas limited liability company, except for Echo’s real estate holdings for which the Company obtained a right of first refusal. Echo is a container/modular manufacturer based in Durant, Oklahoma specializing in the design and construction of permanent modular and temporary modular buildings and was one of the Company’s key supply chain partners. Echo caters to the military, education, administration facilities, healthcare, government, commercial and residential customers. This acquisition has allowed the Company to expand its reach for the Modules and offer an opportunity to vertically integrate a large portion of the Company’s cost of goods sold, as well as increase margins, productivity and efficiency in the areas of design, estimating, manufacturing and delivery and to become the manufacturer of the Company’s core container and modular product offerings.

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

Oil and Gas

In connection with the Company’s acquisition of NAHD the Company now operates in the oil and gas industry. During 2024, NAHD acquired Olenox Corp. (“Olenox”), a Wyoming corporation. Olenox is an advanced energy company with three vertically integrated business units: Oil & Gas Production, Energy Services, and Energy Technologies. The company specializes in acquiring and revitalizing underdeveloped energy assets, leveraging proprietary plasma pulse and ultrasonic cleaning tools to enhance production efficiency while reducing environmental impact. Olenox’s strategic focus on distressed oil and gas fields in Texas, Oklahoma, and Kansas has resulted in significant production growth, positioning the company for long-term success in the energy sector. Additionally, during 2024, NAHD acquired Machfu, Inc. (“Machfu”), a Delware corporation. Machfu is a leader in industrial Internet of Things (IoT), with its flagship MachGateway® and Edge-to-Enterprise™ software solutions enabling seamless connectivity between legacy systems and modern digital infrastructure. With over 20,000 gateways deployed worldwide, Machfu’s technology enhances operational efficiency, predictive maintenance, and real-time analytics for industries including oil & gas, utilities, and manufacturing.

Environmental

During 2022, SG Environmental Solutions Corp. (“SG Environmental”) was formed and is focused on biomedical waste removal and plans to utilize a patented technology that it licenses to shred and disinfect biomedical waste, rendering the waste disinfected, unrecognizable, and of no greater risk to the public health than residential household waste.

Reverse Stock Split

On May 2, 2024, the Company effected a 1-for-20 reverse stock split of its then-outstanding common stock (the “May Stock Split”). All share and per share amounts set forth in the consolidated financial statements of the Company have been retroactively restated to reflect the 1-for-20 reverse stock split as if it had occurred as of the earliest period presented and unless otherwise stated, all other share and per share amounts for all periods presented in this Quarterly Report on Form 10-Q for the period ended March 31, 2025 have been adjusted to reflect the reverse stock split effected in May 2024.

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

During 2024, the Company’s ownership in SG DevCorp fell below 50%, and the Company deconsolidated SG DevCorp from its financial statements (the “Deconsolidation”). The decrease in ownership percentage resulted from additional equity transactions of SG DevCorp. As of December 31, 2024, the Company accounts for its investment in SG DevCorp on the equity method. Upon deconsolidation, the Company recognized a gain of $4,637,013 which resulted from the difference between the fair value of the Company’s investment upon deconsolidation, and the net assets and carrying value of the non-controlling interest. The gain is included in income (loss) from discontinued operations. The fair value of the Company’s investment in SG DevCorp upon deconsolidation amounted to $8,126,350. The Deconsolidation represents a strategic shift in the Company’s operations and will have a major effect on the Company’s operations and financial results. Prior year financial statements for 2024 have been restated to present the operations of SG DevCorp as a discontinued operation.  This transaction is further described in Note 18 and 19.

3.	Liquidity and Going Concern

As of March 31, 2025, the Company had cash and cash equivalents of $230,509 and a backlog of $801,944. See Note 10 for a discussion of construction backlog. Based on its conversations with key customers, the Company anticipates its backlog to convert to revenue over the following period:

2025
Within 1 year	$801,944
Total Backlog	$801,944

The Company has incurred losses since its inception, has negative working capital of $21,495,360 as of March 31, 2025 and has negative operating cash flows, which has raised substantial doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of the uncertainty concerning the Company’s ability to continue as a going concern.

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

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

4.	Summary of Significant Accounting Policies

Basis of presentation and principals of consolidation – The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 8 Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. The condensed financial statements and notes should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the Securities and Exchange Commission on March 31, 2025. In the opinion of management, all adjustments, consisting of normal accruals, considered necessary for a fair presentation of the interim financial statements have been included. Results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

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

Disaggregation of Revenues

The Company’s revenues are primarily derived from construction related to Modules projects. The Company’s contracts are with customers in various industries. Revenue recognized over time was $566,199 and $968,115, respectively, for the three months ended March 31, 2025 and 2024.

The following tables provide further disaggregation of the Company’s revenues by categories:

	Three Months Ended March 31,
Revenue by Customer Type	2025		2024
Construction and Engineering Services:
Hotel/Hospitality	$—	—%	$31,758	3%
Office	496,079	88%	936,357	97%
Subtotal	496,079	88%	968,115	100%
Machfu sales:
Subscription revenue	70,275	12%	—	—%
Total revenue by customer type	$566,354	100%	$968,115	100%

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

Investment Entities – The Company accounts for investment in SG DevCorp at fair value with any changes in value recorded to income or loss. As of December 31, 2024, the Company held 276,425 shares of SG DevCorp (the “Shares”) which represented approximately 19% ownership and amounted to $738,056. On January 29, 2025, the Company entered into a mutual release and discharge agreement (the “Mutual Release”) with SG DevCorp. pursuant to SG DevCorp. forgiving and releasing from our obligations to them under that certain promissory note, dated August 9, 2023, in the principal amount of $908,323 and in respect of $793,590 of inter-company advances from SG DevCorp. to the Company in exchange for the Company forgiving $394,329 of inter-company debt owed to the Company by the Company and for SG DevCorp.(which has already been written off) transferring the Shares, with the Company no longer being a shareholder of SG DevCorp. The Company recognized $311,560 in change in fair value of its investment in SG DevCorp for the period ended January 29, 2025. In connection with the Mutual Release, the Company recorded $1,275,417 to additional paid in capital which resulted from the transactions above and the Company’s investment in SG DevCorp write down of $426,496.

The Company acquired an investment in CycleAIM, Inc.(“CycleAIM”) through the NAHD Merger. The Company has a 51% ownership interest in this joint venture. The Company will analyze its underlying investment in CycleAim during the measurement period of the acquisition.

The Company acquired an investment in Winchester LLC in the amount of $220,000. The Company currently holds a 49% interest and accounts for its investment under the equity method. There has been no activity in the underlying investment as of March 31, 2025.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

4.	Summary of Significant Accounting Policies (continued)

Cash and cash equivalents – The Company considers cash and cash equivalents to include all short-term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less upon acquisition. Cash and cash equivalents totaled $230,509 and $375,873 as of March 31, 2025, and December 31, 2024, respectively.

Short-term investment – The Company classifies investments consisting of a certificate of deposit with a maturity greater than three months but less than one year as short-term investment.  The Company had no short-term investment as of March 31, 2025 or December 31, 2024, respectively.

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

Inventory – Raw construction materials (primarily shipping containers and fabrication materials) are valued at the lower of cost (first-in, first-out method) or net realizable value. Finished goods and work-in-process inventories are valued at the lower of cost or net realizable value, using the specific identification method. As of March 31, 2025 and December 31, 2024, there was inventory of $490,590 and $471,468, respectively, for construction materials. As of March 31, 2025, there was inventory of $471,020 related to Machfu business operations.

Goodwill – The Company performs its impairment test of goodwill at the reporting unit level each fiscal year, or more frequently if events or circumstances change that would more likely than not reduce the fair value of its reporting unit below its carrying values. The Company performs a goodwill impairment test by comparing the fair value of the reporting unit with its carrying value and recognizes an impairment charge for the amount by which the carrying value exceeds the fair value, not to exceed the total amount of goodwill. The amount by which the carrying value of the goodwill exceeds its implied fair value, if any, is recognized as an impairment loss. There were no impairments during the March 31, 2025 or 2024.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

4.	Summary of Significant Accounting Policies (continued)

Intangible assets – Intangible assets consist of $75,140 of website costs that are being amortized over 5 years and patents of $801,207 that are being recognized over 7 years. The amortization expense for the three months ended March 31, 2025 and 2024 was $15,058 and $3,417, respectively. The accumulated amortization as of March 31, 2025 and December 31, 2024 was $66,809 and $63,392, respectively.

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

Oil and Gas Properties - The Company uses the full cost method of accounting for its investment in oil and natural gas properties. Under this method of accounting, all costs associated with acquisition, exploration and development of oil and gas reserves, including directly related overhead costs, are capitalized. General and administrative costs related to production and general overhead are expensed as incurred.

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized on the unit of production method using estimates of proved reserves. Disposition of oil and gas properties are accounted for as a reduction of capitalized costs, with no gain or loss recognized unless such adjustment would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in operations. Unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of impairment is included in loss from operations before income taxes.

Limitation on Capitalized Costs - Under the full-cost method of accounting, we are required, at the end of each reporting date, to perform a test to determine the limit on the book value of our oil and natural gas properties (the “Ceiling” test). If the capitalized costs of our oil and natural gas properties, net of accumulated amortization and related deferred income taxes, exceed the Ceiling, this excess or impairment is charged to expense. The expense may not be reversed in future periods, even though higher oil and natural gas prices may subsequently increase the Ceiling. The Ceiling is defined as the sum of:

(a)	the present value, discounted at 10 percent, and assuming continuation of existing economic conditions, of 1) estimated future gross revenues from proved reserves, which is computed using oil and natural gas prices determined as the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month hedging arrangements pursuant to SAB 103, less 2) estimated future expenditures (based on current costs) to be incurred in developing and producing the proved reserves, plus

(b)	the cost of properties not being amortized; plus

(c)	the lower of cost or estimated fair value of unproven properties included in the costs being amortized, net of

(d)	the related tax effects related to the difference between the book and tax basis of our oil and natural gas properties.

Oil and Gas Reserves - Reserve engineering is a subjective process that is dependent upon the quality of available data and the interpretation thereof, including evaluations and extrapolations of well flow rates and reservoir pressure. Estimates by different engineers often vary sometimes significantly. In addition, physical factors such as the results of drilling, testing and production subsequent to the date of an estimate, as well as economic factors such as changes in product prices, may justify revision of such estimates. Because proved reserves are required to be estimated using recent prices of the evaluation, estimated reserve quantities can be significantly impacted by changes in product prices.

Depreciation, depletion, and Amortization and Accretion - The estimates of proved reserves materially impact depreciation, depletion, amortization and accretion (“DD&A”) expense. If the estimates of proved reserves decline, the rate at which we record DD&A expense will increase, reducing future net income. Such a decline may result from lower market prices, which may make it uneconomic to drill for and produce from higher-cost fields.

Asset retirement obligations - The Company records a liability for Asset Retirement Obligations (“AROs”) associated with its oil and gas wells when those assets are placed in service. The corresponding cost is capitalized as an asset and included in the carrying amount of oil and gas properties and is depleted over the useful life of the properties. Subsequently, the ARO liability is accreted to its then-present value.

Inherent in the fair value calculation of an ARO are numerous assumptions and judgments including the ultimate settlement amounts, inflation factors, credit adjusted discount rates, timing of settlement, and changes in the legal, regulatory, environmental, and political environments. To the extent future revisions to these assumptions impact the fair value of the existing ARO liability, a corresponding adjustment is made to the oil and gas property balance. Settlements greater than or less than amounts accrued as ARO are recorded as a gain or loss upon settlement.

As of March 31, 2025, the asset retirement obligations amounted to $13,807 and is included in accounts payable and accrued expense on the accompanying condensed consolidated balance sheet.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

4.	Summary of Significant Accounting Policies (continued)

Proved Reserves – As of March 31, 2025, all of the Company’s oil and gas reserves are proved reserves. Such amount was acquired in the Merger. Estimates of our proved reserves included in this report are prepared in accordance with U.S. SEC guidelines for reporting corporate reserves and future net revenue. The accuracy of a reserve estimate is a function of:

i.	the quality and quantity of available data;

ii.	the interpretation of that data;

iii.	the accuracy of various mandated economic assumptions; and

iv.	the judgment of the persons preparing the estimate.

Our proved reserve information included in this report was predominately based on estimates. Because these estimates depend on many assumptions, all of which may substantially differ from future actual results, reserve estimates will be different from the quantities of oil and gas that are ultimately recovered. In addition, results of drilling, testing and production after the date of an estimate may justify material revisions to the estimate.

The estimated proved net recoverable reserves include only those quantities that were expected to be commercially recoverable at prices and costs in effect at the balance sheet dates under the then existing regulatory practices and with conventional equipment and operating methods. All of the Company’s Proved Reserves are located onshore in the continental United States of America.

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

Fair value measured as of March 31, 2025
	Total at March 31,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2025	(Level 1)	(Level 2)	(Level 3)
Assets
Equity-based investment – SG DevCorp	$—	$—	$—	$—

	Fair value measured as of December 31, 2024
	Total at March 31,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2025	(Level 1)	(Level 2)	(Level 3)
Assets
Equity-based investment – SG DevCorp	$738,056	$738,056	$—	$—

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

With respect to receivables, concentrations of credit risk are limited to a few customers in the construction industry. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers other than normal lien rights. At March 31, 2025 and December 31, 2024, 100% of the Company’s gross accounts receivable were due from three customers.

Revenue relating to two and one customers represented approximately 88% and 87% of the Company’s total revenue for the three months ended March 31, 2025 and 2024, respectively.

There were no vendors representing 10% or more of the Company’s total cost of revenue for the three months ended March 31, 2025 and 2024. The Company believes it has access to alternative suppliers, with limited disruption to the business, should circumstances change with its existing suppliers.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

5.	Accounts Receivable

At March 31, 2025 and December 31, 2024, the Company’s accounts receivable consisted of the following:

	2025	2024
Billed:
Construction services	$327,301	$372,274
Other	81,640	—
Total gross receivables	408,941	372,274
Less: allowance for credit losses	(266,795)	(266,795)
Total net receivables	$142,146	$105,479

Receivables are evaluated for collectability and allowances for potential losses are established or maintained on applicable receivables.

6.	Contract Assets and Contract Liabilities

Costs and estimated earnings on uncompleted contracts, which represent contract assets and contract liabilities, consisted of the following at March 31, 2025 and December 31, 2024:

	2025	2024
Costs incurred on uncompleted contracts	$845,467	$3,161,295
Provision for loss on uncompleted contracts	—	—
Estimated earnings to date on uncompleted contracts	(189,825)	(687,903)
Gross contract assets	655,642	2,473,392
Less: billings to date	(824,505)	(3,066,938)
Net contract liabilities on uncompleted contracts	$(168,863)	$(593,546)

The above amounts are included in the accompanying condensed consolidated balance sheets under the following captions at March 31, 2025 and December 31, 2024.

	2025	2024
Contract assets	$—	$2,536
Contract liabilities	(168,863)	(596,082)
Net contract liabilities on uncompleted contracts	$(168,863)	$(593,546)

Although management believes it has established adequate procedures for estimating costs to complete on open contracts, it is at least reasonably possible that additional significant costs could occur on contracts prior to completion. The Company periodically evaluates and revises its estimates and makes adjustments when they are considered necessary.

Additionally, at March 31, 2025 contract liabilities include $552,500 of advanced payments from customers on certain contracts.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

7.	Oil and Gas Properties and Property, plant and equipment

Oil and gas properties include the cost of properties, equipment and facilities for oil and natural-gas producing activities, excluding any asset retirement obligations. At March 31, 2025, the Company’s oil and gas properties, net consisted of the following:

2025
Oil and gas properties	2,441,712
Less: accumulated depreciation	(124,494)
$2,317,218

Property, plant and equipment are stated at cost less accumulated depreciation and amortization and depreciated using the straight-line method over their useful lives. At March 31, 2025 and December 31, 2024, the Company’s property, plant and equipment, net consisted of the following:

	2025	2024
Computer equipment and software	$100,370	$100,370
Furniture and other equipment	16,251	16,251
Leasehold improvements	11,991	11,991
Equipment and machinery	965,171	770,939
Automobiles	4,638	4,638
Building	3,447,763	3,447,763
Property, plant and equipment	4,546,184	4,351,952
Less: accumulated depreciation	(306,096)	(386,526)
	$4,240,088	$3,965,426

Depreciation expense for the three months ended March 31, 2025 and 2024 amounted to $92,117 and $42,381, respectively.

8.	Notes Payable

Authority Loan Agreement

On October 29, 2021, SG Echo entered into a Loan Agreement (the “Authority Loan Agreement”) with the Durant Industrial Authority (the “Authority”) pursuant to which it issued to the Authority a non-interest bearing Forgivable Promissory Note in the principal amount of $750,000 (the “Forgivable Note”) in exchange for $750,000 to be used for renovation improvements related to the Company’s approximately 58,000 square-foot manufacturing facility in Durant, Oklahoma. The Forgivable Note is due on April 29, 2029 and guaranteed by the Company, provided that, if no event of default has occurred under the Forgivable Note or the Authority Loan Agreement, one-third (1/3) of the balance of the Forgivable Note will be forgiven on April 29, 2027, one-half (1/2) of the balance of the Fofrgivable Note will be forgiven on April 29, 2028, and the remainder of the balance of the Forgivable Note will be forgiven on April 29, 2029. The Loan Agreement includes a covenant by SG Echo to employ a minimum of 75 full-time employees in Durant, Oklahoma and pay them no less than 1.5 times the federal minimum wage, and provides SG Echo 24 months to comply with the provision. As of March 31, 2025 and December 31, 2024 the outstanding balance amounted to $750,000.

See Note 15, for additional information regarding litigation between the Company and Authority.

Cash Advance Agreements

On July 31, 2024, SG Building entered into a Cash Advance Agreement (the “July Cash Advance Agreement”) with Cedar Advance LLC (“Cedar”)pursuant to which SG Building sold to Cedar $1,957,150 of its future receivables for a purchase price of $1,350,000, less underwriting fees and expenses paid and the repayment of prior amounts due Cedar, for net funds provided of $285,180, which are net of repayment of prior Cedar Cash Advance Agreements

Pursuant to the July Cash Advance Agreement, Cedar is expected to withdraw $49,150 a week directly from SG Building until the $1,957,150 due to Cedar under the July Cash Advance Agreement is paid in full. In the event of a default (as defined in the July Cash Advance Agreement), Cedar, among other remedies, can demand payment in full of all amounts remaining due under the July Cash Advance Agreement. SG Building’s obligations under the July Cash Advance Agreement have been guaranteed by SG Echo. As of March 31, 2025 and December 31, 2024 the outstanding balance amounted to $1,536,700.

On August 27, 2024, SG Building entered into a Cash Advance Agreement (the “Pawn Cash Advance Agreement”) with Pawn Funding (“Pawn”) pursuant to which SG Building sold to Pawn $599,600 of its future receivables for a purchase price of $400,000, less underwriting fees and expenses paid and the repayment of prior amounts due Pawn, for net funds provided of $360,000. Pursuant to the Pawn Cash Advance Agreement, Pawn is expected to withdraw $4,999.67 a week directly from SG Building until the $599,600 due to Pawn is paid in full. In the event of a default (as defined in the Pawn Cash Advance Agreement), Pawn, among other remedies, can demand payment in full of all amounts remaining due under the Pawn Cash Advance Agreement. As of March 31, 2025 and December 31, 2024 the outstanding balance amounted to $249,830.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

8.	Notes Payable (continued)

On December 17, 2024, SG Building entered into a Cash Advance Agreement (the “December Cash Advance Agreement”) with Cedar pursuant to which SG Building sold to Cedar $194,500 of its future receivables for a purchase price of $138,000, less underwriting fees and expenses paid, for net funds provided of $125,000. Pursuant to the Cedar Cash Advance Agreement, Cedar is expected to withdraw $4,900 a week directly from SG Building until the $194,500 due to Cedar is paid in full. In the event of a default (as defined in the Cedar Cash Advance Agreement), Cedar, among other remedies, can demand payment in full of all amounts remaining due under the Cedar Cash Advance Agreement. As of March 31, 2025 and December 31, 2024 the outstanding balance amounted to $172,270 and $184,700, respectively.

On December 24, 2024, SG Building entered into a Cash Advance Agreement (the “December Cash Advance Agreement 2”) with Cedar”) pursuant to which SG Building sold to Cedar $203,000 of its future receivables for a purchase price of $140,000, less underwriting fees and expenses paid, for net funds provided of $126,000. Pursuant to the December Cedar Cash Advance Agreement 2, Cedar is expected to withdraw $5,000 a week directly from SG Building until the $203,000 due to Cedar is paid in full. In the event of a default (as defined in the Cedar Cash Advance Agreement), Cedar, among other remedies, can demand payment in full of all amounts remaining due under the Cedar Cash Advance Agreement. As of March 31, 2025 and December 31, 2024 the outstanding balance amounted to $207,900 and $203,000, respectively.

On January 22, 2025, SG Building entered into a Cash Advance Agreement (the “Core Cash Advance Agreement”) with Core Funding Source LLC (“Core”) pursuant to which SG Building sold to Pawn $104,930 of its future receivables for a purchase price of $70,000, less underwriting fees and expenses paid, for net funds provided of $63,000. Pursuant to the Core Cash Advance Agreement, Core is expected to receive $2,998 a day directly from SG Building until the $104,930 due to Core is paid in full. In the event of a default (as defined in the Core Cash Advance Agreement), Core, among other remedies, can demand payment in full of all amounts remaining due under the Core Cash Advance Agreement. As of March 31, 2025 the outstanding balance amounted to $40,000.

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

In the event of default (as defined in the Enhanced Loan Agreement), Enhanced, among other remedies, can demand all amounts and/or liabilities owing from time to time by SG Echo to Enhanced pursuant to the Enhanced Loan Agreement and the Enhanced Note (with accrued interest thereon) and all other amounts owing under the Enhanced Loan Agreement due and payable. As of March 31, 2025 and December 31, 2024 the outstanding balance amounted to $4,000,000.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

8.	Notes Payable (continued)

Galvin Promissory Note

On December 14, 2023, the Company entered into a promissory note with Paul Galvin, the Company’s Chairman and CEO, for $75,000 (“Galvin Note Payable”). The note shall not accrue interest, and the entire unpaid principal balance is due December 14, 2024. During the three months ended March 31, 2024 the Company entered into an additional promissory note with Mr. Galvin in the amount of $10,000. The note shall not accrue interest, and the entire unpaid principal balance is due December 14, 2024. During the three months ended, $0 in principal payments were made. As of March 31, 2025 and December 31, 2024 the outstanding balance amounted to $17,000.

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

After an event of default, at any time following the six month anniversary of the 1800 Diagonal Note, 1800 Diagonal will have the right, to convert all or any part of the outstanding and unpaid amount of the 1800 Diagonal Note into shares of the Company’s common stock at a conversion price equal to the greater of $0.08 or 65% multiplied by the lowest closing bid price during the 10 trading days prior to the conversion date (representing a discount rate of 35%). The 1800 Diagonal Note may not be converted into shares of the Company’s common stock if the conversion would result in 1800 Diagonal and its affiliates owning an aggregate of in excess of 4.99% of the then outstanding shares of the Company’s common stock. In addition, unless the Company obtains shareholder approval of such issuance, the Company shall not issue a number of shares of its common stock under 1800 Diagonal Note, which when aggregated with all other securities that are required to be aggregated for purposes of Nasdaq Rule 5635(d), would exceed 19.99% of the shares of the Company’s common stock outstanding as of the date of definitive agreement with respect to the first of such aggregated transactions (the “Conversion Limitation”). Upon the occurrence of an event of default as a result of the Company being delisted from Nasdaq, the Conversion Limitation shall no longer apply. As of March 31, 2025 and December 31, 2024 the outstanding balance amounted to $77,335 and $135,334, respectively.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

8.	Notes Payable (continued)

On August 28, 2024, the Company issued a promissory note (the “August 1800 Diagonal Note”) in favor of 1800 Diagonal in the principal amount of $290,000 for a purchase price of $250,000, representing an original issue discount of $40,000. A one-time interest charge of twelve percent (12%) be applied on the issuance date to the principal balance. Under the terms of the August 1800 Diagonal Note, beginning on February 28, 2025, the Company is required to make five monthly payments of accrued, unpaid interest and outstanding principal, subject to adjustment, in the amount of $40,600, with $162,400 being due on February 28, 2025. The Company has right to accelerate payments or prepay in full at any time with no prepayment penalty. The connection with the August 1800 Diagonal Note, the Company incurred $8,000 in debt issuance costs. The August 1800 Diagonal Note has default terms similar to the 1800 Diagonal Note as described above. As of March 31, 2025 and December 31, 2024 the outstanding balance amounted to $87,000 and $290,000, respectively.

On January 22, 2025, the Company issued a promissory note (the “January 1800 Diagonal Note”) in favor of 1800 Diagonal in the principal amount of $143,750 for a purchase price of $125,000, representing an original issue discount of $18,750. A one-time interest charge of twelve percent (15%) be applied on the issuance date to the principal balance. Under the terms of the January 1800 Diagonal Note, beginning on February 28, 2025, the Company is required to make nine monthly payments of accrued, unpaid interest and outstanding principal, subject to adjustment, in the amount of $18,368, with $165,310 being due on February 28, 2025. The Company has right to accelerate payments or prepay in full at any time with no prepayment penalty. The connection with the January 1800 Diagonal Note, the Company incurred $8,000 in debt issuance costs. The January 1800 Diagonal Note has default terms similar to the 1800 Diagonal Note as described above. As of March 31, 2025 the outstanding balance amounted to $111,806.

Firstfire

On February 12, 2025, the Company executed and issued a Promissory Note (“Note”) in favor of Firstfire Global Opportunities Fund, LLC (the “Firstfire”) in the aggregate principal amount of $360,000 (the “Firstfire Principal”), and an accompanying Securities Purchase Agreement, executed on February 12, 2025 (the “Firstfire SPA”).

The Note was purchased by Firstfire for a purchase price of $300,000, representing an original issue discount of $60,000. The Note shall bear interest at a rate of fifteen percent (15%) per annum, with the understanding that the first twelve months of interest under the Note (equal to $54,000), shall be guaranteed and earned in full as of February 12, 2025. Any amount of Principal or interest due under the Note which is not paid when due shall bear interest at eighteen percent (18%) per annum (“Default Interest”). The Note may not be prepaid in whole or in part except as explicitly set forth in the Note.

Firstfire will have the right, on any calendar day, at any time on or after the Issue Date, to convert all or any portion of the then-outstanding Principal and interest (including any Default Interest) into fully paid and non-assessable shares of common stock, par value $0.01 per share, of the Company (the “Common Stock”). The per share conversion price into which the Principal, interest (including any Default Interest) shall be equal to $0.65, subject to adjustment as provided in the Note (the “Conversion Price”). If at any time the Conversion Price for any conversion would be less than the par value of the Common Stock, then at the sole discretion of the Lender, the Conversion Price may equal such par value for such conversion, and the conversion amount shall be increased to include Additional Principal (where “Additional Principal” means such additional amount to be added to the conversion amount to the extent necessary to cause the number of conversion shares issuable upon such conversion to equal the same number of conversion shares as would have been issued if the Conversion Price had not been adjusted by the Lender to the par value price. The Lender shall be entitled to deduct $1,750 from the conversion amount in each notice of conversion to cover Lender’s fees associated with each notice of conversion. The Note may not be converted into shares of the Company’s common stock if the conversion would result in the Lender and its affiliates owning an aggregate of in excess of 4.99% of the then-outstanding shares of the Company’s common stock.

In connection with the issuance of the Note and the SPA, the Company will issue to the Lender common stock purchase warrants (the “Warrant”), which shall be exercisable into 450,000 shares of Common Stock. The relative fair value of the warrants amounted to $158,883 and are recorded as a debt discount to the underlying Note.

Among others, the following shall be considered events of default under the Note (“Event of Default”): if the Company fails to pay the Principal Amount or interest when due on the Note; the Company fails to issue conversion shares to the Lender upon exercise by the Lender of the conversion rights under the Note; or the Company breaches any covenant, agreement, or other term or condition of the Note or the accompanying Securities Purchase Agreement, Registration Rights Agreement, Irrevocable Transfer Agent Instructions, or Warrants.

After an Event of Default, in addition to all other rights under the Note, the Lender shall have the right to convert any portion of the Note at any time at a price per share equal to the Alternate Price. The “Alternate Price” shall mean the lesser of (i) the applicable conversion price under the Note, (ii) the closing price of the Common Stock on the date of the Event of Default, or (iii) $0.52. As of March 31, 2025 the outstanding balance amounted to $360,000.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

8.	Notes Payable (continued)

Tysadco

On March 6, 2025, the Company closed and issued a promissory note (the “Note”) in favor of Tysadco Partners LLC (the “Tysadco”), with an effective date of February 25, 2025, in the aggregate principal amount up to $1,875,000 (the “Principal”), and an accompanying Securities Purchase Agreement (the “SPA”). All outstanding Principal and interest shall be due on November 30, 2025 (the “Maturity Date”). The Note was purchased for up to $1,500,000, representing an original issue discount of twenty-five percent (25%), equal to $375,000 if the Note is fully funded. The Note shall bear interest at twelve percent (12%) interest per annum. Tysadco has the right to convert all or any portion of the then-outstanding Principal and interest into fully paid and non-assessable shares of common stock of the Company, par value $0.01 per share (the “Conversion Shares”). The per share conversion price into which the Principal and interest converts shall be fifty cents ($0.50) per share. Among others, the following shall be considered events of default under the Note (each an “Event of Default”): if the Company fails to pay the Principal or interest when due under the Note; if the Company fails to issue Conversion Shares to Tysadco upon exercise by Tysadco of the conversion rights under the Note; or if the Company breaches any covenant, agreement, or other term or condition of the Note or the accompanying SPA. Upon the occurrence of an Event of Default, then the outstanding balance shall immediately increase to 125% of the outstanding balance immediately prior to the occurrence of the Event of Default, and a daily penalty of $500 will accrue until the default is remedied.

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

In connection with the issuance of the Note and the SPA, the Company will issue 294,000 shares of Common Stock (the “Commitment Shares”) as additional consideration for the purchase of the Note. As of March 31, 2025 the outstanding balance amounted to $675,000.

GS Capital

On March 3, 2025, the Company executed and issued a Promissory Note (“Note”) in favor of GS Capital Partners, LLC (the “GS”) in the aggregate principal amount of $360,000 (the “Principal”), and an accompanying Securities Purchase Agreement (the “SPA”) and Registration Rights Agreement (the “RRA”).

The Note was purchased by GSA for a purchase price of $300,000, representing an original issue discount of $60,000. The Note shall bear interest at a rate of fifteen percent (15%) per annum, with the understanding that the first twelve months of interest under the Node (equal to $54,000), shall be guaranteed and earned in full as of the Issue Date. Any amount of Principal or interest due under the Note which is not paid when due shall bear interest at eighteen percent (18%) per annum (“Default Interest”). The Note may not be prepaid in whole or in part except as explicitly set forth in the Note. The Company shall make monthly payments on the Note in the amount of $44,000, due and payable on the 3rd of each month commencing on June 3, 2025, and ending on February 3, 2025, with a final payment due and payable on March 3, 2026, in the amount equal to any remaining outstanding balance of the Note.

GSA will have the right to convert all or any portion of the then-outstanding Principal and interest including any Default Interest (as defined in the Note) into fully paid and non-assessable shares of common stock of the Company, par value $0.01 per share (the “Common Stock”). Such conversion right is wholly contingent and subject to the approval of such conversion by a sufficient amount of holders of the Company’s common stock to satisfy the shareholder approval requirements for such action as provided in Nasdaq Rule 5635(d) (“Shareholder Approval”). GSA may, on any calendar day, at any time after Shareholder Approval of such conversion, convert all or any portion of the then-outstanding Principal and interest (including any Default Interest) into fully paid and non-assessable share of common stock, par value $0.01 per share, of the Company (the “Common Stock”). The per share conversion price into which the Principal, interest (including any Default Interest) shall be equal to $0.65, subject to adjustment as provided in the Note (the “Conversion Price”). If at any time the Conversion Price for any conversion would be less than the par value of the Common Stock, then at the sole discretion of GSA, the Conversion Price may equal such par value for such conversion, and the conversion amount shall be increased to include Additional Principal (where “Additional Principal” means such additional amount to be added to the conversion amount to the extent necessary to cause the number of conversion shares issuable upon such conversion to equal the same number of conversion shares as would have been issued if the Conversion Price had not been adjusted by GSA to the par value price. GSA shall be entitled to deduct $1,750 from the conversion amount in each notice of conversion to cover GSA’s fees associated with each notice of conversion. The Note may not be converted into shares of the Company’s common stock if the conversion would result in GSA and its affiliates owning an aggregate of in excess of 4.99% of the then-outstanding shares of the Company’s common stock.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

8.	Notes Payable (continued)

Among others, the following shall be considered events of default under the Note (“Event of Default”): if the Company fails to pay the Principal Amount or interest when due on the Note; the Company fails to issue conversion shares to GSA upon exercise by GSA of the conversion rights under the Note; or the Company breaches any covenant, agreement, or other term or condition of the Note or the accompanying Securities Purchase Agreement, Registration Rights Agreement, Irrevocable Transfer Agent Instructions, or Warrants.

After an Event of Default, in addition to all other rights under the Note, GSA shall have the right to convert any portion of the Note at any time at a price per share equal to the Alternate Price. The “Alternate Price” shall mean the lesser of (i) the applicable conversion price under the Note, (ii) the closing price of the Common Stock on the date of the Event of Default, or (iii) $0.52. As of March 31, 2025 the outstanding balance amounted to $360,000.

Generating Alpha

On March 27, 2025, the Company executed and issued a Promissory Note (“Note”) in favor of Generating Alpha Ltd. (the “Generating”) in the aggregate principal amount of $375,700 (the “Principal”), and an accompanying Securities Purchase Agreement (the “SPA”) and Registration Rights Agreement (the “RRA”).

The Note was purchased by Generating for a purchase price of $300,560, representing an original issue discount of $75,140. The Note shall bear interest at a rate of fifteen percent (15%) per annum, with the understanding that the first twelve months of interest under the Node (equal to $56,355), shall be guaranteed and earned in full as of March 27, 2025. Any amount of Principal or interest due under the Note which is not paid when due shall bear interest at eighteen percent (18%) per annum (“Default Interest”). The Company shall make monthly payments on the Note (each an “Amortization Payment”) in the amount of $43,205.50, due and payable on the 6th of each month commencing on June 6, 2025, and ending on March 6, 2026. The Company may accelerate the payment date of any Amortization Payment by giving notice to Generating.

If the Company fails to pay any Amortization Payment when due, in addition to all other rights under the Note, Generating shall have the right to convert at any time any portion of the Note at a price per share equal to the Market Price. “Market Price” shall mean the lesser of (i) the then applicable conversion price under the Note or (ii) 80% of the lowest closing price of the Company’s shares of common stock, par value $0.01 (“Common Stock”) on any trading day during the ten trading days prior to the conversion date. If an event of default occurs under the Note, then, in addition to all other rights under the Note, the Lender shall have the right to convert at any time any portion of the Note at a price per share equal to the Alternate Price. “Alternate Price” shall mean the lesser of (i) the then applicable conversion price, (ii) the closing price of the Common Stock on the date of the event of default (provided, however, that if such date is not a trading day, then the next trading day after the event of default), or (iii) $0.52 (subject to adjustment as provided in the Note).

The total cumulative number of shares of Common Stock issued to Generating under the Note, together with the SPA and RRA, may not exceed the requirements of Nasdaq Listing Rule 5635(d) (the “Nasdaq 19.99% Cap”), except that is the number of shares of Common Stock issued to Lender reaches the Nasdaq 19.99% Cap, the Company, at its election, will use reasonable commercial efforts to obtain stockholder approval of the Note and the issuance of additional conversion shares, in accordance with the requirements of Nasdaq Listing Rule 5635(d) (the “Approval”). If the Company is unable to obtain such Approval, any remaining outstanding balance of the Note must be repaid in cash.

Among others, the following shall be considered events of default under the Note (“Event of Default”): if the Company fails to pay an Amortization Payment when due on the Note; the Company fails to perform or observe any covenant, term, provision, condition, agreement, or obligation of the Company under the Note, the SPA, or the RRA; the Company shall make an assignment for the benefit of creditors, or apply for or consent to the appointment of a receiver or trustee for it or for a substantial part of its property or business.

After an Event of Default, in addition to all other rights under the Note, Generating shall have the right to convert any portion of the Note at any time at a price per share equal to the Alternate Price. The “Alternate Price” shall mean the lesser of (i) the applicable conversion price under the Note, (ii) the closing price of the Common Stock on the date of the Event of Default, or (iii) $0.52. As of March 31, 2025 the outstanding balance amounted to $375,000.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

8.	Notes Payable (continued)

Acquisition Notes

The following notes were acquired in the acquisition of NAHD.

Note A - Note payable dated June 23, 2022 for $250,000, with interest at 9.5% per annum and due on September 23, 2022. The Note is unsecured. The Note is currently in default. As of March 31, 2025 the outstanding balance amounted to $250,000.

Note B - Note payable dated June 6, 2022 for $350,000, with interest at 9.5% per annum and due on September 23, 2022. The Note is secured. The Note is currently in default. As of March 31, 2025 the outstanding balance amounted to $287,845.

Note C - Note payable dated September 14, 2022 for $106,400, with interest at 6.75% per annum and due on September 23, 2023. The Note is unsecured. The Note is currently in default. As of March 31, 2025 the outstanding balance amounted to $106,400.

Note D - Note payable dated September 21, 2022 for $210,000, with interest at 9.5% per annum and due on November 21, 2022. The Note is unsecured. The Note is currently in default. As of March 31, 2025 the outstanding balance amounted to $210,000.

Note E - Note payable dated October 10, 2024 for $150,000, with interest at 15.32% per annum and due on October 8, 2029. The Note is unsecured. As of March 31, 2025 the outstanding balance amounted to $141,394.

Note F - Note payable dated February 6, 2022 for $125,000, with interest at 7% per annum and due on August 6, 2022. The Note is convertible at a price equal to fifty percent (50%) of the 5 day average closing price for the Common Stock from the trading day immediately preceding the conversion. The Note is in default. As of March 31, 2025 the outstanding balance amounted to $125,000.

Note G - Note payable dated October 4, 2022 for $65,000, with interest at 7% per annum and due on April 4, 2023. The Note is convertible at a price equal to fifty percent (50%) of the 5 day average closing price for the Common Stock from the trading day immediately preceding the conversion. The Note is in default. As of March 31, 2025 the outstanding balance amounted to $65,000.

Note H - Note payable of $500,000 on June 28, 2022, for cash of $500,000, with interest at 10% per annum and due June 28, 2024. The Note is convertible at a conversion price equal to the lesser of (i) the price paid per share for Equity Securities by the Investors in the Qualified Financing multiplied by 0.80, and (ii) the quotient resulting from dividing $20,000,000.00 by the number of outstanding shares of common stock of the Company immediately prior to the Qualified Financing. As of March 31, 2025 the outstanding balance amounted to $500,000.

Note I - Note payable of $250,000 on July 12, 2023, for cash of $250,000, with interest at 10% per annum and due July 12, 2025. The Note is convertible at a conversion price equal to the lesser of (i) the price paid per share for Equity Securities by the Investors in the Qualified Financing multiplied by 0.80, and (ii) the quotient resulting from dividing $20,000,000.00 by the number of outstanding shares of common stock of the Company immediately prior to the Qualified Financing. As of March 31, 2025 the outstanding balance amounted to $250,000.

Note J - Note payable dated April 30, 2023, for $125,000, with interest at 7% per annum and due on April 30, 2024. The Note is convertible at a price equal to fifty percent (50%) of the 5 day average closing price for the Common Stock from the trading day immediately preceding the conversion. The Note is in default. This noteholder is a related party. As of March 31, 2025 the outstanding balance amounted to $12,000.

Note K - Note payable of $98,231 during year-ended December 31, 2024, for cash of $98,231, with interest at 7% per annum and due December 31, 2025. The Note is convertible at a price equal to fifty percent (50%) of the 5 day average closing price for the Common Stock from the trading day immediately preceding the conversion. As of March 31, 2025 the outstanding balance amounted to $98,321.

Note L - Note payable of $1,574,096 dated Feb 23, 2023 with interest at 12% per annum and due on Aug 23, 2023. The Company assumed the convertible notes payable, of which the note holder was the Chief executive officer, on an asset purchase agreement effective on February 23, 2023. The note is due on demand. The note is in default. As of March 31, 2025 the outstanding balance amounted to $1,674,096.

Note M - Note payable to a related party of $33,722 on various dates and due on demand. There is no interest on the Note. As of March 31, 2025 the outstanding balance amounted to $32,453.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

8.	Notes Payable (continued)

As of March 31, 2025 and December 31, 2024, long term notes payable consisted of the following:

	2025	2024
Authority Loan Agreement	750,000	750,000
Diagonal January 2025	111,806	—
Core Funding	40,000	—
July Cash Advance Agreement	1,536,700	1,536,700
Pawn Advance Agreement	249,830	249,832
Enhanced Note	4,000,000	4,000,000
1800 Diagonal Note	77,335	135,334
December Cash Advance Agreement	172,270	184,700
December Cash Advance Agreement 2	207,900	203,000
August 1800 Diagonal Note	87,000	290,000
Galvin Note Payable	17,805	17,000
Generating Alpha	375,000	—
GS Capital	360,000	—
Tyscado	675,000	—
Firstfire	360,000	—
Note A	250,000	—
Note B	287,845	—
Note C	106,400	—
Note D	210,000	—
Note E	141,394	—
Note F	125,000	—
Note G	65,000	—
Note H	500,000	—
Note I	250,000	—
Note J	12,000	—
Note K	98,231	—
Note L	1,674,097	—
Note M	32,453	—
Total	12,773,066	7,366,566
Less: debt discount and debt issuance costs	(828,472)	(546,501)
Total debt, net	11,944,594	6,820,065
Less: current maturities, net	(6,792,180)	(2,098,381)
Long-term debt, net	$5,152,414	$4,721,684

Scheduled maturities of notes payable is as follows for the years ending December 31,:

2025	$8,023,076
2026	266,667
2027	266,667
2028	266,667
2029	1,016,667
Thereafter	2,933,322
$12,773,066

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

9.	Net Income (Loss) Per Share

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

At March 31, 2025, there were options, restricted stock units and warrants of 1,822, 472,443 and 6,259,799, respectively, outstanding that could potentially dilute future net income per share. Because the Company had a net loss as of March 31, 2025, it is prohibited from including potential common shares in the computation of diluted per share amounts. Accordingly, the Company has used the same number of shares outstanding to calculate both the basic and diluted loss per share. At March 31, 2024, there were no restricted stock units and options and warrants of 1,822 and 239,231, respectively, outstanding that could potentially dilute future net income per share.

10.	Construction Backlog

The following represents the backlog of signed construction and engineering contracts in existence at March 31, 2025 and December 31, 2024, which represents the amount of revenue the Company expects to realize from work to be performed on uncompleted contracts in progress and from contractual agreements in effect at March 31, 2025 and December 31, 2024, respectively, on which work has not yet begun:

	2025	2024
Balance - beginning of period	$1,182,955	$1,902,332
New contracts and change orders during the period	115,068	4,257,241
Adjustments and cancellations, net	—	—
Subtotal	1,298,023	6,159,573
Less: contract revenue earned during the period	(496,079)	(4,976,618)
Balance - end of period	$801,944	$1,182,955

The Company’s remaining backlog as of March 31, 2025 represents the remaining transaction price of firm contracts for which work has not been performed and excludes unexercised contract options.

The Company expects to satisfy its backlog which represents the remaining unsatisfied performance obligation on contracts as of March 31, 2025 over the following period:

2025
Within 1 year	$801,944
1 to 2 years	—
Total Backlog	$801,944

Although backlog reflects business that is considered to be firm, cancellations, deferrals or scope adjustments may occur. Backlog is adjusted to reflect any known project cancellations, revisions to project scope and cost and project deferrals, as appropriate.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

11.	Stockholders’ Equity

Issuance of common stock for debt issuance – During the three months ended March 31, 2025, the Company issued 294,000 shares of common stock and warrants for issuances of debt. The value of the shares amounted to $238,683, which was recorded as a debt discount.

Restricted Stock Units – During the three months ended March 31, 2025, the Company issued 56,659 shares of common stock with a value of $106,298 for vested restricted stock units.

Forgiveness of related party debt – As disclosed in Note 2, the Company entered into the Mutual Release with SG DevCorp. As a result of the Mutual Release the Company recorded $1,275,416 in additional paid in capital which resulted from the forgiveness of its debt along with the transfer of SG DevCorp shares.

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

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

11.	Stockholders’ Equity (continued)

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

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

12.	Segments and Disaggregated Revenue

The Company’s Chief Operating Decision Maker (“CODM”) as defined under GAAP, who is the Company’s Chief Financial Officer and Chief Executive Officer, has determined that the Company is currently organized its operations into the segments as follows. We have organized our operations into three segments: Construction, Medical, Development and Environmental. We allocate to segment results the operating expenses “Payroll and related expenses,” “General and administrative,” “Marketing and business development,” and “Pre-project” based on usage, which is generally reflected in the segment in which the costs are incurred. These segments reflect the way our executive team evaluates the Company’s business performance and manages its operations. The Construction segment includes the Company’s manufacturing unit SG ECHO and other modules projects. The Medical segment mainly consists of minimal expenses for this segment. The Environmental segment has had no activity through December 31, 2024. Corporate and support consists of general corporate expenses such as our executive office; the corporate finance, accounting, audit, tax, human resources, risk management, information technology, marketing, and legal groups; corporate overhead and other items not allocated to any of the Company’s segments. From time to time, the Company revises the measurement of each segment’s cost of revenue and operating expenses, including any corporate overhead allocations, as determined by the information regularly reviewed by its executive team. The CODM continually reviews a monthly statement of operations separated by segment, along with an analysis of the significant segment expenses as described below. Information for the Company’s segments, as well as for Corporate and support, is provided in the following table:

	Construction	Medical	Corporate and support	Oil and Gas	Consolidated
Three Months Ended March 31, 2025
Revenue	$496,079	$—	$—	70,275	$566,354

Significant segment expenses:
Costs of revenue:
Direct labor	188,093	—	—	—	188,093
Materials	144,874	—	—	—	144,874
Allocated overhead	480,348	—	—	—	430,348
Other costs of revenue	41,151	—	—	35,643	76,794
	854,466	—	—	35,643	890,109
Operating expenses:
Payroll and related	—	—	439,869	115,869	555,738
Professional fees	—	—	602,642	—	602,642
Other expenses	1,066	827	140,285	207,669	349,847
	1,066	827	1,182,796	323,538	1,508,227
Operating loss	(359,453)	(827)	(1,182,796)	(288,906)	(1,831,982)
Other expense	(150,375)	—	(712,557)	(51,754)	(914,686)
Net loss	$(509,828)	$(827)	$(1,895,353)	$(340,660)	$(2,746,668)

Total assets	$4,701,547	$1,406	$456,097	44,006,177	$49,165,227
Depreciation and amortization	$46,861	$—	$620	45,913	$93,394

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

12.	Segments and Disaggregated Revenue (continued)

	Construction	Medical	Corporate and support	Oil and Gas	Consolidated
Three Months Ended March 31, 2024
Revenue	$968,115	$—	$—	—	$968,115

Significant segment expenses:
Costs of revenue:
Direct labor	599,189	—	—	—	599,189
Materials	28,051	—	—	—	28,051
Allocated overhead	445,988	—	—	—	445,988
Other costs of revenue	(428,245)	—	—	—	(428,245
	644,983	—	—	—	644,983
Operating expenses:
Payroll and related	—	—	1,251,982	—	1,251,982
Professional fees	—	—	475,239	—	475,239
Other expenses	533	35,884	90,077	—	126,494
	533	35,884	1,817,298	—	1,853,715
Operating loss	322,599	(35,884)	(1,817,298)	—	(1,530,583)
Other (expense) income	(49,953)	—	(3,902,024)	—	(3,951,977)
Loss before income taxes	272,646	(35,884)	(5,719,322)	—	(5,482,560)
Common stock deemed dividend	—	—	(1,638,149)	—	(1,638,149)
Income from discontinued operations	—	—	2,684,678	—	2,684,678
Net loss attributable to common stockholders	$272,646	$(35,884)	$(4,672,793)	—	$(4,436,031)

Total assets	5,415,394	51,481	7,145,663	—	12,612,538
Depreciation and amortization	$74,707	$—	$1,680	—	$76,387

13.	Warrants

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

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

13.	Warrants (continued)

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

In conjunction with the issuance of the Debenture in February 2023, the Company issued the Peak Warrant to purchase 500,000 shares of the Company’s common stock (25,000 shares as adjusted for the May Stock Split).The Peak Warrant expires five years from its date of issuance. The Peak Warrant is exercisable, at the option of the holder, at any time, for up to 500,000 of shares of common stock (25,000 shares as adjusted for the May Stock Split), of the Company at an exercise price equal to $2.25 (the “Exercise Price”) ($45.00 as adjusted for the May Stock Split), subject to adjustment for any stock splits, stock dividends, recapitalizations and similar events and in the event the Company, at any time while the Peak Warrant is outstanding, issues, sells or grants any option to purchase, or sells or grants any right to reprice, or otherwise disposes of, or issues common stock or other securities convertible into, exercisable for, or otherwise entitle any person the right to acquire, shares of common stock, other than with respect to an Exempt Issuance (as defined in the Debenture), at an effective price per share that is lower than the then Exercise Price. In the event of any such anti-dilutive event, the Exercise Price will be reduced at the option of the holder to such lower effective price of the dilutive event, subject to a floor price of $0.40 per share ($8.00 as adjusted for the May Stock Split) unless and until the Company obtains shareholder approval for any issuance below such floor price. The initial fair value of the Peak Warrant amounted to $278,239 and was recorded, in combination with common stock issued above, as a debt discount of $354,329 at the time of issuance of the Debenture.

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

In connection with the issuance of debt to Firstfire in February 2025, the Company issued warrants (the “Firstfire Warrants”) to purchase up to 450,000 shares of the Company’s common stock. The Firstfire Warrants are exercisable immediately following the date of issuance, have a term of five years and have an exercise price of $0.80 per share. A holder may not exercise any of the Firstfire Warrants that would cause the aggregate number of shares of common stock beneficially owned by the holder to exceed 4.99% of the Company’s outstanding common stock immediately after exercise. The Firstfire Warrants are subject to adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock and also upon any distributions for no consideration of assets to the Company’s stockholders. In the event of certain corporate transactions, the holders of the Firstfire Warrants will be entitled to receive, upon exercise of the Firstfire Warrants the kind and amount of securities, cash or other property that the holders would have received had they exercised the Common Warrants immediately prior to such transaction. The Firstfire Warrants do not entitle the holders thereof to any voting rights or any of the other rights or privileges to which holders of common stock are entitled.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

13.	Warrants (continued)

Warrant activity for the three months ended March 31, 2025 are summarized as follows:

Warrants	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding and exercisable - January 1, 2025	5,809,799	$1.19	4.82	—
Granted	450,000	0.80		—
Expired	—
Exercised	—
Outstanding and exercisable - March 31, 2025	6,259,799	$1.16	4.60	$—

The fair value of warrants granted during the three months ended March 31, 2025 were valued using a Black-Scholes Value model, with the following assumptions

Risk-free interest rate	4.48%
Contractual term	5 years
Dividend yield	0%
Expected volatility	143%

14.	Share-based Compensation

On October 26, 2016, the Company’s Board of Directors approved the issuance of up to 25,000 shares of the Company’s common stock (1,250 shares as adjusted for the May Stock Split), in the form of restricted stock or options (“2016 Stock Plan”). Effective January 30, 2017, the 2016 Stock Plan was amended and restated as the SG Blocks, Inc. Stock Incentive Plan, as further amended effective June 1, 2018 as further amended on July 30, 2020, as further amended on August 18, 2021 and as further amended effective October 5, 2023 (as amended, the “Incentive Plan”). The Incentive Plan authorizes the issuance of up to 8,625,000 shares of common stock (431,250 shares as adjusted for the May Stock Split). It authorizes the issuance of equity-based awards in the form of stock options, stock appreciation rights, restricted shares, restricted share units, other share-based awards and cash-based awards to non-employee directors and to officers, employees and consultants of the Company and its subsidiary, except that incentive stock options may only be granted to the Company’s employees and its subsidiary’s employees. The Incentive Plan expires on October 26, 2026, and is administered by the Company’s Compensation Committee of the Board of Directors. Each of the Company’s employees, directors, and consultants are eligible to participate in the Incentive Plan. As of March 31, 2025, there were — shares of common stock available for issuance under the Incentive Plan.

Stock-Based Compensation Expense

Stock-based compensation expense is included in the condensed consolidated statements of operations as follows:

	Three Months Ended March 31,
	2025	2024
Payroll and related expenses	$106,298	$179,029
Total	$106,298	$179,029

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

14.	Share-based Compensation (continued)

Stock-Based Option Awards

The Company has issued no stock-based options during the three months ended March 31, 2025 or 2024.

Because the Company does not have significant historical data on employee exercise behavior, the Company uses the “Simplified Method” to calculate the expected life of the stock-based option awards granted to employees. The simplified method is calculated by averaging the vesting period and contractual term of the options.

The following table summarizes stock-based option activities and changes during the three months ended March 31, 2025 as described below:

	Shares	Weighted Average Fair Value Per Share	Weighted Average Exercise Price Per Share	Weighted Average Remaining Terms (in years)	Aggregate Intrinsic Value
Outstanding – December 31, 2024	1,822	$496.00	$1,574.20	4.34	—
Granted	—	—	—	—	—
Exercised	—	—	—	—	—
Cancelled	—	—	—	—	—
Outstanding – March 31, 2025	1,822	$496.00	$1,574.20	3.59	—
Exercisable – December 31, 2024	1,822	496.00	1,574.20	—	—
Exercisable – March 31, 2025	—	$—	$—	—	—

Restricted Stock Units

During the three months ended March 31, 2025, a total of 80,000 of restricted stock units were granted to the board of directors the Company, under the Company’s stock-based compensation plan at a fair value of $0.94 per share, which represents the closing price of the Company’s common stock at the grant date. The restricted stock units granted vest over two years.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

14.	Share-based Compensation (continued)

As of March 31, 2025, there was $0 unrecognized compensation costs related to non-vested restricted stock units.

The following table summarized restricted stock unit activities during the three months ended March 31, 2025:

Number of Shares
Non-vested balance at January 1, 2025	404,924
Granted	80,000
Vested	(12,481)
Forfeited/Expired	—
Non-vested balance at March 31, 2025	472,443

15.	Commitments and Contingencies

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

The Company believes that the Assignment Agreement was void for lack of consideration and moved to dismiss the case on those and other grounds. On June 17, 2020, the New York Supreme Court entered an order dismissing certain claims against the Company brought by cross claimant Phipps. Specifically, the court dismissed Phipps’ claims for indemnification, contribution, fraud, negligence and negligent misrepresentation. The court did not dismiss Phipps’ claim for breach of the Assignment Agreement. The issue of the validity of the Assignment Agreement, and the Company’s defenses to the claims brought by the plaintiff Pizzarotti and cross claimant Phipps, are being litigated. The Company maintains that the Assignment Agreement, to the extent valid and enforceable, was properly terminated and/or there are no damages, and, consequently, that the claims brought against the Company are without merit. The Company intends to continue to vigorously defend the litigation. The parties have engaged in written discovery but no depositions have been conducted as of yet. By motion dated February 24, 2021, Pizzarotti moved to stay the entire action pending the outcome of a separate litigation captioned Pizzarotti, LLC v. FPG Maiden Lane, LLC et. al., Index No. 651697/2019, involving some of the same parties (but excluding the Company). Phipps cross moved to consolidate the two actions. The Company opposed both motions. On April 26, 2021, the court denied both motions and directed the parties to meet and confer concerning the scheduling of depositions. On May 10, 2021, the parties jointly filed with the court a proposed order providing the completion of depositions of all parties and nonparties by September 30, 2021. On April 4, 2024, the court entered an order setting forth the following dates for the completion of the parties depositions: (1) deposition of plaintiff shall occur by May 31, 2024, (2) deposition of Phipps shall occur by June 30, 2024, (3) deposition of the Company shall occur by July 20, 2024, (4) deposition of Mr. Shetty shall occur by August 9, 2024, (5) deposition of FPG Maiden Lane, & J. Landau shall occur by August 30, 2024, and (6) depositions of non-parties shall occur by September 30, 2024. As of March 31, 2025, the Company cannot estimate any potential loss.

2.) CPF GP 2019-1, LLC (“CPF GP”) Litigation – In September 2023, a suit was filed in the form of a declaratory judgment to say CPF GP did not owe certain monies to the Company. The Company filed counterclaims for the amounts owed. The case settled in February 2024 in exchange for mutual dismissals and monthly payments of the balance due, which is $745,000 in total to the Company from CPF GP.

3.) Farnam Litigation – In October 2023, Farnam Street Financial, Inc. (“Farnam”) filed suit against the Company in the United States District Court for the District of Minnesota (Case No. 23-CV-3212) alleging breaches by the Company under a certain lease agreement between Farnam and the Company dated as of October 13, 221. Farnam sought monies owed under such lease agreement. On August 1, 2024, the Company, SG Echo and SG Environmental Solutions Corp. (“SG Environmental”), a wholly owned subsidiary of the Company, entered into a settlement agreement (the “Settlement”) with Farnam to resolve the pending litigation. Simultaneously with the execution of the Settlement, (i) the Company, SG Environmental and Farnam entered into an assignment and assumption agreement, pursuant to which SG Environmental was substituted for the Company as the lessee under the lease agreement, and (ii) SG Environmental and Farnam executed a new Lease Schedule No. 001R (“Schedule 1R”), which replaced the prior schedule in its entirety. The terms of the Settlement included the following: (i) SG Environmental will be the signatory under the “Lessee” under the lease; (ii) the initial term (the “Initial Term”) of Schedule 1R is 18 months; (iii) the “Commencement Date” of Schedule 1R is August 1, 2024; (iv) the original cost of the equipment subject to Schedule 1R is $1,556,163.00; (v) so long as there has been no default under the lease and Schedule 1R, SG Environmental shall have the option to purchase the equipment at the end of the Initial Term for thirty-five percent (35%) of the original cost of the equipment, or $544,657.05, plus applicable taxes; (vi) the “Monthly Lease Charge” under Schedule 1R is $65,880.95, plus applicable taxes; and (vii) SG Environmental shall provide a new security deposit under Schedule 1R in the amount of $167,056.00, which shall be paid on or before August 1, 2024. Simultaneously with the execution of the Settlement, the Company and SG Echo executed a guaranty, whereby each of the Company and SG Echo jointly and severally guarantee SG Environmental’s full and prompt payment and performance under the lease and Schedule 1R. Per the Settlement, Farnam shall retain as income all prior payments from the Company (or any Company affiliate) under the lease, the prior schedule, or any other agreement with the Company or its affiliates, including all monthly lease charges, interim rent, taxes, interest, fees, late charges, and any security deposits, including the deposit under the prior schedule. Under the terms of the Settlement, Farnam and the Company each agree to waive and release any and all claims against the other, except with respect to each party’s performance under the Settlement and each party’s future obligations under the lease, Schedule 1R and guaranty agreements. The case remains ongoing as disputes have arisen post-Settlement between the Company and Farnam. As of March 31, 2025, the Company cannot estimate any potential loss, besides the original amounts of approximately $1.5 million which are included in accounts payable and accrued expenses.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

15.	Commitments and Contingencies (continued)

(4) American Express Litigation – In December 2023, American Express Travel Related Services Company, Inc. (“AMEX”) filed suit against the Company in the Supreme Court of the State of New York, County of New York (Case No. 162231/2023) alleging breaches of a commercial credit card agreement between AMEX and the Company, dated as of November 8, 2022. AMEX sought monies owed under the commercial credit card agreement, with a balance of $232,218.94 as of the commencement of the action. In August 2024, AMEX filed a Motion for Default Judgment, which was granted by the court on or about September 19, 2024, for the amount of damages requested in AMEX’s motion. As of March 31, 20245 the estimated potential loss to the Company is approximately $232,000 which is included in accounts payable and accrued expenses.

(5) Choctaw Litigation – In March 2024, the Choctaw Nation of Oklahoma (“Choctaw Nation”) filed suit against SG Echo, LLC (“SG Echo”) and the Company in the District Court of Bryan County, State of Oklahoma (Case No. CJ-2024-41) alleging: (a) breaches by SG Echo under a certain commercial lease agreement between SG Echo and the Choctaw Nation related to commercial property located at 2917 Big Lots Road, Durant, Oklahoma 74701; and (b) declaratory and injunctive relief relating to certain cranes, declaring the Choctaw Nation to be the owner of the cranes and not SG Echo. The Company disputes the Choctaw Nation’s allegations. As of March 31, 2025, the case remains pending. As of March 31, 2025, the estimated potential loss to the Company is approximately $138,000 which is included in accounts payable and accrued expenses.

(6) Durant Industrial Authority Litigation – In November 2024, The Durant Industrial Authority (“DIA”) filed suit against the Company, SG Echo, LLC, among others, alleging breaches by the Company and SG Echo under a certain forgivable promissory note executed between SG Echo as the borrower and the DIA as the lender in the principal sum of $750,000 (the “Forgivable Note”). The indebtedness under the Forgivable Note would be forgiven in three separate phases based upon the schedule set forth in the Forgivable Note. The DIA’s allegations include, among others, that due to SG Echo’s alleged breaches, the Forgivable Note is no longer forgivable and has been accelerated and is due in full. The Company and SG Echo dispute the DIA’s allegations. As of March 31, 2025, the case remains pending. As of March 31, 2025, the Company cannot estimate any additional potential loss, however as of March 31, 2025 the $750,000 is included in short-term notes payable.

(7) Rulien Litigation – In March, 2024, Rulien Advisors, LLC (“Rulien”) filed suit against the Company in the Supreme Court of the State of New York Commercial Division, Kings County (Case No. 506426/2024) alleging breaches of a consulting agreement entered into by the Company and Rulien, dated as of December 17, 2018 (the “Consulting Agreement”), whereby the Company engaged Rulien to act as a non-exclusive independent sales representative to promote the sale of, and to solicit orders for, products and services offered for sale by the Company. Rulien alleges that it has earned commissions for (a) the alleged sale of property located at 1900 American Drive, Lago Vista, Texas, and (b) the Company’s spin-off of the Company’s wholly-owned subsidiary, Safe and Green Development Corporation, into a separate publicly traded company listed on the Nasdaq stock exchange. The Company disputes Rulien’s claims. The case remains pending. As of March 31, 2025, the Company cannot estimate any potential loss.

(8) Caliber Litigation – In June 2024, Caliber Corporate Advisers, LLC (“Caliber”) filed suit against the Company in the Supreme Court of the State of New York, County of New York (Case No. 652893/2024) alleging breaches of a Consulting Services Agreement between Caliber and the Company (the “Services Agreement”), alleging a balance owed of $46,350. The Company disputes Calibers claims, and claims that Caliber failed to provide meaningful services as set forth in the Services Agreement. As of March 31, 2025, the case remains pending. As of March 31, 2025, the Company cannot estimate any potential loss.

(9) MDisrupt Litigation – In August 2024, MDisrupt, Inc. (“MDisrupt”) filed suit against Safe and Green Medical Corporation (“SG Medco”) and the Company in the 353rd District Court of Travis County, Texas (Case No. D-1-GN-24-003213) alleging breaches of a consulting services agreement between Medco and MDisrupt entered into on or about September 20, 2023 (the “Services Agreement”), alleging a balanced owed of $183,901. Medco and the Company dispute MDisrupt’s allegations. Further, the Company was not party to the Services Agreement. As of March 31, 2025, the case remains pending. As of March 31, 2025, the estimated potential loss to the Company is $183,901 which is included in accounts payable and accrued expenses.

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

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

16.	Related Party Transactions

As disclosed in Note 8, on December 14, 2023, the Company and Mr. Galvin entered into the Galvin Note Payable.

As of March 31, 2025, the Company has accrued approximately $450,000 for amounts due to Paul Galvin, the former CEO, for deferred salary due to him.

As disclosed in Note 8, in connection with the acquisition of NAHD, the Company acquired Note J, L and M, which are due to related parties.

As of March 31, 2025, $3,416,574 is due to related parties, which are a result of the acquisition of NAHD. Certain shareholders and related parties paid operating expenses and outstanding bills on behalf of the Olenox, including vendor obligations and setup-related costs. These payments were made to support the Olenox’s early-stage operations and reflect the ongoing financial backing from key stakeholders. The amounts advanced by related parties are recorded as related party liabilities.

17.	Deconsolidation

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

Assets:
Cash	$567,473
Assets held for sale	4,400,361
Prepaid expenses and other current assets	429,331
Total current assets	5,397,165

Property, plant and equipment, net	1,194,117
Project development costs and other non-current assets	91,490
Intangible assets, net	138,678
Goodwill	1,810,787
Investment in and advances to equity affiliates	3,642,607
Total long-term assets	6,877,679

Liabilities:
Accounts payable and accrued expenses	1,600,294
Contingent consideration payable	945,000
Short-term notes payable, net	6,476,723
$9,022,017

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

18.	Discontinued Operations

The financial results of SG DevCorp are presented as income (loss) from discontinued operations. The following table represents the financial results of SG DevCorp:

The financial results of SG DevCorp are presented as income (loss) from discontinued operations. The following table represents the financial results of SG DevCorp:

Three Months Ended March 31, 2024
Operating Expenses:
Payroll and related expenses	$1,223,511
General and administrative expenses	295,664
Marketing and business development expenses	10,219
Operating loss	(1,529,394)
Other income (expense)	(422,941)
Net loss	$(1,952,335)

The total income from discontinued operations for the three months ended March 31, 2024, is comprised of the following:

Gain from Deconsolidation	$4,637,013
Net loss from discontinued operations	(1,952,335)
Net loss	$2,684,678

19.	Business Combination

On February 2, 2025, the Company entered into the Merger Agreement with NAHD. Following the Merger, NAHD and its operating subsidiaries will be indirect, wholly owned subsidiaries of the Company. As merger consideration, the Company will issue four million (4,000,000) shares of Series A non-voting convertible preferred shares of the Company, par value $1.00 (the “Preferred Shares”), to NAHD’s shareholders, with each Preferred Share having the right to convert into fifteen (15) shares of common stock of the Company, provided, however, that any such conversion is subject to the approval by the Company’s common stockholders. The Merger Agreement contains conditions to the completion of the Merger, including the filing of the articles of incorporation and/or organization for the merger subsidiaries, and the adoption of board resolutions and/or sole member resolutions by the merger subsidiaries approving the Merger. On February 13, 2025, all of the closing conditions to the Merger Agreement have been satisfied or waived, the Preferred Shares have been issued to NAHD’s shareholders, and the transactions set forth in the Merger Agreement have been fully completed and closed.

The purchase consideration amounted to $34,569,600, which is the fair value of the Preferred Shares.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

19.	Business Combination (continued)

The following table summarizes the preliminary allocation of the purchase price to the assets acquired and liabilities assumed for the Merger:

Cash and cash equivalents	$77,013
Accounts receivable	49,418
Inventory	469,961
Oil and gas, on the basis of full cost accounting
Property, plant and equipment	2,610,321
Reserves	1,750,000
Goodwill	38,160,202
Intangible assets	812,938
Project development cost and other assets	2,244
Accounts payable and accrued expenses	(1,601,573)
Due to related parties	(3,442,828)
Contract liabilities	(552,500)
Long-term debt	(3,765,596)
Total consideration	$(34,569,600)

As of March 31, 2025, the Company has not completed its measurement period with respect to the acquisition. The amounts above represent provisional amounts recorded at this time and are subject to adjustments once the measurement period has ended.

Below is a proforma condensed consolidated statement of operations for the three months ended March 31, 2025 and 2024, as if the Company purchased NAHD as of January 1, 2024.

	For the Three Months Ended March 31, 2025	For the Three Months Ended March 31, 2024
	(Unaudited)	(Unaudited)
Revenue:
Construction services	$496,079	$968,115
Subscription revenue	119,343	22,833
Total	615,422	990,948

Cost of revenue:
Construction services	854,466	644,983
Other	45,631	8,035
Total	900,097	653,018
Gross profit (loss)	(284,675)	337,930

Operating expenses:
Payroll and related expenses	641,599	1,251,982
General and administrative expenses	1,001,988	591,409
Marketing and business development expense	6,916	123,575
Total	1,650,503	1,966,966

Operating loss	(1,935,178)	(1,629,036)

Other expense:
Interest expense	(614,412)	(919,380)
Change in fair value of equity-based investments	(311,560)	(3,112,803)
Loss on disposition of equity-based investment	-	(180,600)
Interest income	-	9,570
Other income	-	48,617
	(925,972)	(4,154,596)

Loss from continuing operations	(2,861,149)	(5,783,632)

Income from discontinued operations	-	2,684,678

Net loss	$(2,861,149)	$(3,098,954)

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

20.

Subsequent Events

On April 8, 20205 (the “Effective Date”), the Company entered into an asset purchase agreement (the “Asset Purchase Agreement”) with County Line Industrial LLC (“County Line”) to acquire all of the assets and operating business of County Line (the “Assets”) for a purchase price of $1,000,000 (the “Purchase Price”). The acquisition of County Line’s business includes the acquisition of all of County Line’s existing customers and business pipeline, and the hiring of County Line’s existing employees, and the hiring of County Line’s sole member, Carter Fields.

Pursuant to the Asset Purchase Agreement, the Company will pay the Purchase Price as follows: a cash payment in the amount of $125,000 due on or before April 15, 2025, a cash payment in the amount of $100,000 due on or before May 15, 2025; a cash payment in the amount of $250,000 due on or before July 15, 2025; and a cash payment in the amount of $525,000 due on or before January 31, 2026. The payments will bear no interest. In addition to the Purchase Price, the Company shall pay its current payable due to County Line, in the amount of $76,000, on or before May 1, 2025. County Line shall pay all obligations of its three vehicles for an approximate total amount of $92,000.

The Asset Purchase Agreement contains customary representations and warranties for this type of transaction, including but not limited to, County Line shall deliver all of the Assets free and clear of all liabilities, liens, loans, and encumbrances, and shall ensure that the Assets are in good working condition, subject to normal wear and tear. The Company shall not assume or be responsible for any of County Line’s liabilities, debts, obligations, whether presently existing or arising thereafter. County Line and its sole member have agreed to customary restrictive covenants including non-competition, non-circumvention, and non-solicitation for a period of two years.

On April 11, 2025 (the “Issue Date”), the Company executed and issued a Promissory Note (“Note”) in favor of Generating Alpha Ltd. (the “Lender”) in the aggregate principal amount of $267,000 (the “Principal”), and an accompanying Securities Purchase Agreement (the “SPA”) and Registration Rights Agreement (the “RRA”).

The Note was purchased by the Lender for a purchase price of $213,600, representing an original issue discount of $53,400. The Note shall bear interest at a rate of fifteen percent (15%) per annum, with the understanding that the first twelve months of interest under the Node (equal to $40,050), shall be guaranteed and earned in full as of the Issue Date. Any amount of Principal or interest due under the Note which is not paid when due shall bear interest at eighteen percent (18%) per annum (“Default Interest”). The Company shall make monthly payments on the Note (each an “Amortization Payment”) in the amount of $30,705, due and payable each month commencing on July 4, 2025, and ending on April 6, 2026. The Company may accelerate the payment date of any Amortization Payment by giving notice to the Lender.

On April 14, 2025, the Company consummated the previously announced private placement (the “Private Placement”) pursuant to a securities purchase agreement (the “Purchase Agreement”) with institutional investors (the “Purchasers”) for the purchase and sale of approximately $8 million of shares of the Company’s common stock (the “Common Stock”) and investor warrants at a price of $0.392 per Common Unit. The entire transaction was priced at the market under Nasdaq rules. The offering consisted of the sale of Common Units (or Pre-Funded Units), each consisting of (i) one (1) share of Common Stock or one (1) Pre-Funded Warrant, (ii) one (1) Series A PIPE Common Warrant to purchase one (1) share of Common Stock per warrant at an exercise price of $0.784 (the “Series A Warrant”) and (iii) one (1) Series B PIPE Common Warrant to purchase one (1) share of Common Stock per warrant at an exercise price of $0.98 (the “Series B Warrant” and together with the Series A Warrant, the “Warrants”).

The initial exercise price of each Series A Warrant is $0.784 per share of Common Stock. The Series A Warrants are exercisable following stockholder approval and expire five (5) years thereafter. The number of securities issuable under the Series A Warrant is subject to adjustment as described in more detail in the Series A Warrant. The initial exercise price of each Series B Warrant is $0.98 per share of Common Stock or pursuant to an alternative cashless exercise option. The Series B Warrants are exercisable following stockholder approval and expire two and one-half (2.5) years thereafter. The number of securities issuable under the Series B Warrant is subject to adjustment as described in the Series B Warrant.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

20.	Subsequent Events (continued)

Each Pre-Funded Warrant is exercisable for one share of Common Stock for $0.0001 immediately upon issuance until all of the Pre-Funded Warrants are exercised in full. The number of Pre-Funded Warrant Shares are subject to adjustments for stock splits, recapitalizations, and reorganizations. The shares of Common Stock, shares underlying the Series A Warrants and shares underlying the Series B Warrants are collectively referred to as the “Securities”.

In connection with the Private Placement, the Company entered into a registration rights agreement with the Purchasers on April 14, 2025 (the “Registration Rights Agreement”), pursuant to which the Company is required to file a registration statement covering the resale of the Securities by April 30, 2025.

Pursuant to the terms of the letter of engagement with D. Boral Capital LLC (the “Placement Agent”), the Company paid the Placement Agent a placement agent commission equal to 6.0% of the aggregate gross proceeds from the offering, and an additional 1.0% for non-accountable expenses. In addition, the Company agreed to reimburse the placement agent for certain of out-of-pocket expenses, including for reasonable legal fees and disbursements for its counsel. Additionally, pursuant to the Company’s letter of engagement with Aegis Capital Corp. (“Aegis”), the Company has agreed to pay Aegis a commission equal to 5.0% of the aggregate gross proceeds from the offering.

The Purchase Agreement contains customary representations and warranties, indemnification rights, agreements and obligations, conditions to closing and termination provisions. The offering closed on April 14, 2025. The net proceeds to the Company from the Offering were approximately $6.6 million, after deducting placement agent fees and the payment of other offering expenses associated with the offering that were payable by the Company.

On May 13, 2025, the Company received a notification letter from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”), stating that based on its review of the Company’s public filings with the Securities and Exchange Commission (the “SEC”), its staff has determined to delist the Company’s securities pursuant to its discretionary authority under Listing Rule 5101. Specifically, as set forth in the letter, Nasdaq’s staff determined that the Company’s issuance of securities pursuant to the securities purchase agreement dated April 14, 2025, particularly the Series B warrants exercisable on an alternate cashless basis as described in the Company’s prior SEC filings, raises public interest concerns because the issuance resulted in substantial dilution for its shareholders. Accordingly, as set forth in the letter, this matter serves as an additional basis for delisting the Company’s securities from Nasdaq.

The letter served as a formal notification that the Nasdaq Hearings Panel (the “Panel”) will consider this matter in rendering a determination regarding the Company’s continued listing on Nasdaq. Pursuant to Listing Rule 5810(d), the Company should present its views with respect to this additional deficiency at its upcoming Panel hearing.

As of the date hereof, the Company has submitted an appeal of this determination prior to the appeal deadline of May 20, 2025, and will submit a compliance plan to the Panel in connection with same. The Company also plans to apply for trading on the OTCQB market maintained by OTC Markets Group Inc. to address the risk of delisting from Nasdaq in the event of an unfavorable Panel decision.

On May 28, 2025, the Company entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Sherman Oil Company LLC and its affiliates (“Sherman Oil”), pursuant to which the Company will acquire approximately 1,600 acres of held-by-production oil leases for oil wells located in Wichita County and Wilbarger County, Texas (the “Assets”) for a purchase price of $1,000,000 (the “Purchase Price”). The purchase of the Assets includes Sherman Oil’s operational equipment of the oil wells.

Pursuant to the Asset Purchase Agreement, the Company will pay the Purchase Price as follows: $250,000 in cash on the closing date, $250,000 in cash within 90 days of the closing date, $250,000 in cash within 180 days of the closing date, and $250,000 in cash within 240 days of the closing date. The payments will bear no interest.

The Asset Purchase Agreement contains customary representations, warranties, and covenants. The Asset Purchase Agreement also contain conditions to the completion of the Merger including the filing of the articles of incorporation and/or organization for the merger subsidiaries, and the adoption of board resolutions and/or sole member resolutions by the merger subsidiaries approving the Merger. There are no assurances that the parties will satisfy all of the conditions to the merger.

On May 27, 2025 (the “Effective Date”), the Company, entered into a non-binding Letter of Intent (the “Letter of Intent”) with Giant Group America, Inc. (the “Seller”) to purchase one hundred percent (100%) of the issued and outstanding securities of Giant Containers Inc., a Delaware Corporation (“Giant”) for a purchase price of $3.5 million (the “Purchase Price”), entitling the Company to full and complete ownership of Giant post-closing (the “Transaction”).

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

20.	Subsequent Events (continued)

The Purchase Price will be paid as follows: $1.75 million to be paid in certified funds at closing, and $1.75 million to be paid via delivery of a promissory note which shall accrue interest at a rate of 5% per annum, and which shall be paid over a period of 24 months post-closing in quarterly installments of interest and principal. The Letter of Intent provides that the parties will make their best efforts to executive the definitive documents within fifteen (15) days of the Effective Date, and to close the transaction on or before June 15, 2025.

On May 28, 2025, the Company received a court ordered award for approximately $1.157 million to cover attorneys’ fees and costs associated with its litigation against EDI. The order for attorneys’ fees and costs, as well as the jury verdict for damages, remain subject to appeal.

On May 29, 2025 the Company entered into a Stock Purchase Agreement (the “ELOC Purchase Agreement”) with Generating Alpha Ltd., a Saint Kitts and Nevis Company (the “Purchaser”), whereby the Company shall issue and sell to the Purchaser, subject to the terms and conditions of the ELOC Purchase Agreement, up to an aggregate of $100 million (the “Commitment Amount”) of newly issued shares (the “ELOC Shares”) of the Company’s common stock, par value $0.01 per share (the “Common Stock”).

The Company does not have a right to commence any sales of Common Stock to the ELOC Purchaser under the ELOC Purchase Agreement until the time when all of the conditions to the Company’s right to commence sales of Common Stock to the ELOC Purchaser set forth in the ELOC Purchase Agreement have been satisfied, including that a registration statement of such shares is declared effective by the SEC and the final form of prospectus is filed with the SEC (the “Commencement Date”). Over the period ending on the earlier of May 8, 2026, or the date on which the Purchaser shall have purchased ELOC Shares pursuant to the ELOC Purchase Agreement for an aggregate purchase price of the Commitment Amount, the Company will control the timing and amount of any sales of ELOC Shares to the ELOC Purchaser. Actual sales of shares of Common Stock to the ELOC Purchaser under the ELOC Purchaser Agreement will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions, the trading price of the Common Stock and determinations made by the Company as to appropriate sources of funding.

The purchase price of the shares of ELOC Shares that the Company elects to sell to the ELOC Purchaser pursuant to the ELOC Purchase Agreement will be equal to the lowest traded price of Common Stock during the seven (7) trading days prior to the applicable closing date multiplied by 90%.

On June 3, 2025 (the “Effective Date”), Olenox entered into a Promissory Note (the “Note”) in favor of Prosperity Bank (the “Lender”) in the aggregate principal amount of $2,000,000 (the “Principal”). The Note evidences a revolving Line of Credit of Olenox with the Lender. After all loan processing and origination fees of $15,002, the Borrower received net loan proceeds of $1,984,998. The Note is secured by the Company’s Certificate of Deposit held with the Lender with an approximate balance of $2,000,000

The Note shall bear interest at a rate of five percent (5%) per annum. Interest shall be calculated based on a year of 360 days. The Note shall be due in full immediately upon Lender’s demand. If no demand is made, Borrower will pay all outstanding principal and all accrued unpaid interest on June 2, 2026. In addition, the Borrower will pay regular monthly payments of all accrued interest due as of each payment date, beginning July 2, 2025. The Borrower may prepay all or a portion of the principal without penalty earlier than it is due. If a payment is 10 days or more late, the Borrower will be charged a late charge 5.00% of the unpaid portion of the regular payment. The Lender reserves a right of setoff in all of the Borrower’s accounts with the Lender (whether checking, savings, or some other account). The Borrower authorizes the Lender, to the extent permitted by applicable law, to charge or setoff all sums owing on the indebtedness against any and all such accounts. The Note provides for a commercial guaranty by Michael McLaren.

Among others, the following shall constitute an event of default under the Note (each an “Event of Default”): if the Borrower fails to make any payment when due under the Note; if the Borrower fails to comply with or to perform any other term, obligation, covenant, or condition contained in the Note or any related documents; any representation or statement made by the Borrower to the Lender is false or misleading in any material respect; a change in ownership of twenty-five percent (25%) or more of the common stock of the Borrower; or a material adverse change in the Borrower’s financial condition. Upon an Event of Default, the interest rate on the Note shall be 18.00%.

The Note contains covenants applicable to the Borrower pertaining to the line of credit, including, among others, that the Borrower agrees to: maintain books and records of its operations (the “Books and Records”) to the need for the line of credit; permit the Lender or any of the Lender’s representatives, inspect and/or copy the Books and Records; and to provide the Lender any documentation requested which support the reason for making any advance under the line of credit. Further, the Note provides that the Borrower shall furnish from time to time to the Lender, upon the Lender’s request, copies of balance sheets of the Borrower, and copies of statements of income and cash flows of the Borrower.

On June 11, 2025, the Company received a notification letter from the Listing Qualifications Department of Nasdaq, stating that the Company has not regained compliance with the Rule and Staff has determined that the Company is not eligible for a second 180 day period. Specifically, the Company has appealed a Staff Delist Determination of a public interest concern in connection with a securities purchase agreement that the Company entered into in April 2025.1 Accordingly, this matter serves as an additional basis for delisting the Company’s securities from The Nasdaq Stock Market.

This was a formal notification that the Nasdaq Hearings Panel (the “Panel”) will consider this matter in rendering a determination regarding the Company’s continued listing on The Nasdaq Capital Market. Pursuant to Listing Rule 5810(d), the Company should present its views with respect to this additional deficiency at its Panel hearing. If the Company fails to address the aforementioned issue, the Panel will consider the record as presented at the hearing and will make its determination based upon that information.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Introduction and Certain Cautionary Statements

As used in this Quarterly Report on Form 10-Q for the period ended March 31, 2025 (this “Quarterly Report on Form 10-Q”), unless the context requires otherwise, references to the “Company,” “we,” “us,” and “our” refer to Safe & Green Holdings Corp. and its subsidiaries. The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes and schedules included elsewhere in this Quarterly Report on Form 10-Q and with our audited condensed consolidated financial statements and notes for the year ended December 31, 2024, which were included in our Annual Report on Form 10-K for the year then ended December 31, 2024, as filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2025 (the “2024 Form 10-K”). This discussion, particularly information with respect to our future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special note regarding forward-looking statements” in this Quarterly Report on Form10-Q. You should review the disclosure under the heading “Risk Factors” in the 2024 Form 10-K and in this Quarterly Report on Form 10-Q for a discussion for important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements.

Special note regarding forward-looking statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements contained in this Quarterly Report on Form 10-Q may use forward-looking terminology, such as “anticipates,” “believes,” “could,” “would,” “estimates,” “may,” “might,” “plan,” “expect,” “intend,” “should,” “will,” or other variations on these terms or their negatives. All statements other than statements of historical facts are statements that could potentially be forward-looking. The Company cautions that forward-looking statements involve risks and uncertainties and actual results could differ materially from those expressed or implied in these forward-looking statements or could affect the extent to which a particular objective, projection, estimate or prediction is realized. Factors that could cause or contribute to such differences include, but are not limited to: our ability to continue as a going concern; our ability to obtain additional financing on acceptable terms, if at all, or to obtain additional capital in other ways ; general economic, political and financial conditions, including inflation, both in the United States and internationally; our ability to increase sales, generate income, effectively manage our growth and realize our backlog; competition in the markets in which we operate, including the consolidation of our industry, our ability to expand into and compete in new geographic markets and our ability to compete by protecting our proprietary manufacturing process; a disruption or cybersecurity breach in our or third-party suppliers’ information technology systems; our ability to adapt our products and services to industry standards and consumer preferences and obtain general market acceptance of our products; product shortages and the availability of raw materials, and potential loss of relationships with key vendors, suppliers or subcontractors; the seasonality of the construction industry in general, and the commercial and residential construction markets in particular; a disruption or limited availability with our third party transportation vendors; the loss or potential loss of any significant customers; exposure to product liability, including the possibility that our liability for estimated warranties may be inadequate, and various other claims and litigation; our ability to attract and retain key employees; our ability to attract private investment for sales of product; the credit risk from our customers and our customers’ ability to obtaining third-party financing if and as needed; an impairment of goodwill; the impact of federal, state and local regulations, including changes to international trade and tariff policies, and the impact of any failure of any person acting on our behalf to comply with applicable regulations and guidelines; costs incurred relating to current and future legal proceedings or investigations; the cost of compliance with environmental, health and safety laws and other local building regulations; our ability to utilize our net operating loss carryforwards and the impact of changes in the United States’ tax rules and regulations; dangers inherent in our operations, such as natural or man-made disruptions to our facilities and project sites and other restrictions on business and commercial activity and the adequacy of our insurance coverage; our ability to comply with the requirements of being a public company; fluctuations in the price of our common stock, including decreases in price due to sales of significant amounts of stock; potential dilution of the ownership of our current stockholders due to, among other things, public offerings or private placements by the Company or issuances upon the exercise of outstanding options or warrants and the vesting of restricted stock units; the ability of our principal stockholders, management and directors to potentially exert control due to their ownership interest; any ability to pay dividends in the future; potential negative reports by securities or industry analysts regarding our business or the construction industry in general; Delaware law provisions discouraging, delaying or preventing a merger or acquisition at a premium price; our ability to remain listed on the Nasdaq Capital Market and the possibility that our stock will be subject to penny stock rules; our classification as a smaller reporting company resulting in, among other things, a potential reduction in active trading of our common stock or increased volatility in our stock price; and any factors discussed in “Part II - Item 1A. Risk Factors” to this Quarterly Report on Form 10-Q as well as “Part I – Item 1A. Risk Factors” in our 2024 Form 10-K, and other filings with the SEC. In addition, certain information presented below is based on unaudited financial information. There can be no assurance that there will be no changes to this information once audited financial information is available. As a result, readers are cautioned not to place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date of this report. The Company will not undertake to update any forward-looking statement herein or that may be made from time to time on behalf of the Company.

Overview

We operate in the following four segments: (i) construction; (ii) medical; (ii) oil and gas; and (iv) environmental. The construction segment designs and constructs modular structures built in our factories using raw materials that are Made-in-America. In the medical segment we use our modular technology to offer turnkey solutions to medical testing and treatment and generating revenue from medical testing.. The environmental segment, the newest segment, is a sustainable medical and waste management solution that has a patented technology to collect waste and treat waste for safe disposal.

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

In connection with our acquisition of NAHD we now operate in the oil and gas industry. During 2024, NAHD acquired Olenox Corp. (“Olenox”), a Wyoming corporation. Olenox is an advanced energy company with three vertically integrated business units: Oil & Gas Production, Energy Services, and Energy Technologies. The company specializes in acquiring and revitalizing underdeveloped energy assets, leveraging proprietary plasma pulse and ultrasonic cleaning tools to enhance production efficiency while reducing environmental impact. Olenox’s strategic focus on distressed oil and gas fields in Texas, Oklahoma, and Kansas has resulted in significant production growth, positioning the company for long-term success in the energy sector. Additionally, during 2024, NAHD acquired Machfu, Inc. (“Machfu”), a Delware corporation. Olenox is an advanced energy company with three vertically integrated business units: Oil & Gas Production, Energy Services, and Energy Technologies. The company specializes in acquiring and revitalizing underdeveloped energy assets, leveraging proprietary plasma pulse and ultrasonic cleaning tools to enhance production efficiency while reducing environmental impact. Olenox’s strategic focus on distressed oil and gas fields in Texas, Oklahoma, and Kansas has resulted in significant production growth, positioning the company for long-term success in the energy sector.

Recent Developments

On January 22, 2025, SG Building entered into a Cash Advance Agreement (the “Core Cash Advance Agreement”) with Core Funding Source LLC (“Core”) pursuant to which SG Building sold to Pawn $104,930 of its future receivables for a purchase price of $70,000, less underwriting fees and expenses paid, for net funds provided of $63,000. Pursuant to the Core Cash Advance Agreement, Core is expected to receive $2,998 a day directly from SG Building until the $104,930 due to Core is paid in full. In the event of a default (as defined in the Core Cash Advance Agreement), Core, among other remedies, can demand payment in full of all amounts remaining due under the Core Cash Advance Agreement.

On January 22, 2025, the Company issued a promissory note (the “January 1800 Diagonal Note”) in favor of 1800 Diagonal in the principal amount of $143,750 for a purchase price of $125,000, representing an original issue discount of $18,750. A one-time interest charge of twelve percent (15%) be applied on the issuance date to the principal balance. Under the terms of the January 1800 Diagonal Note, beginning on February 28, 2025, the Company is required to make nine monthly payments of accrued, unpaid interest and outstanding principal, subject to adjustment, in the amount of $18,368, with $165,310 being due on February 28, 2025. The Company has right to accelerate payments or prepay in full at any time with no prepayment penalty. The connection with the January 1800 Diagonal Note, the Company incurred $8,000 in debt issuance costs. The January 1800 Diagonal Note has default terms similar to the 1800 Diagonal Note as described above.

On February 12, 2025, the Company executed and issued a Promissory Note (“Note”) in favor of Firstfire Global Opportunities Fund, LLC (the “Firstfire”) in the aggregate principal amount of $360,000 (the “Firstfire Principal”), and an accompanying Securities Purchase Agreement, executed on February 12, 2025 (the “Firstfire SPA”).

The Note was purchased by Firstfire for a purchase price of $300,000, representing an original issue discount of $60,000. The Note shall bear interest at a rate of fifteen percent (15%) per annum, with the understanding that the first twelve months of interest under the Note (equal to $54,000), shall be guaranteed and earned in full as of February 12, 2025. Any amount of Principal or interest due under the Note which is not paid when due shall bear interest at eighteen percent (18%) per annum (“Default Interest”). The Note may not be prepaid in whole or in part except as explicitly set forth in the Note.

Firstfire will have the right, on any calendar day, at any time on or after the Issue Date, to convert all or any portion of the then-outstanding Principal and interest (including any Default Interest) into fully paid and non-assessable shares of common stock, par value $0.01 per share, of the Company (the “Common Stock”). The per share conversion price into which the Principal, interest (including any Default Interest) shall be equal to $0.65, subject to adjustment as provided in the Note (the “Conversion Price”). If at any time the Conversion Price for any conversion would be less than the par value of the Common Stock, then at the sole discretion of the Lender, the Conversion Price may equal such par value for such conversion, and the conversion amount shall be increased to include Additional Principal (where “Additional Principal” means such additional amount to be added to the conversion amount to the extent necessary to cause the number of conversion shares issuable upon such conversion to equal the same number of conversion shares as would have been issued if the Conversion Price had not been adjusted by the Lender to the par value price. The Lender shall be entitled to deduct $1,750 from the conversion amount in each notice of conversion to cover Lender’s fees associated with each notice of conversion. The Note may not be converted into shares of the Company’s common stock if the conversion would result in the Lender and its affiliates owning an aggregate of in excess of 4.99% of the then-outstanding shares of the Company’s common stock.

In connection with the issuance of the Note and the SPA, the Company will issue to the Lender common stock purchase warrants (the “Warrant”), which shall be exercisable into 450,000 shares of Common Stock.

Among others, the following shall be considered events of default under the Note (“Event of Default”): if the Company fails to pay the Principal Amount or interest when due on the Note; the Company fails to issue conversion shares to the Lender upon exercise by the Lender of the conversion rights under the Note; or the Company breaches any covenant, agreement, or other term or condition of the Note or the accompanying Securities Purchase Agreement, Registration Rights Agreement, Irrevocable Transfer Agent Instructions, or Warrants.

After an Event of Default, in addition to all other rights under the Note, the Lender shall have the right to convert any portion of the Note at any time at a price per share equal to the Alternate Price. The “Alternate Price” shall mean the lesser of (i) the applicable conversion price under the Note, (ii) the closing price of the Common Stock on the date of the Event of Default, or (iii) $0.52.

On March 6, 2025, the Company closed and issued a promissory note (the “Note”) in favor of Tysadco Partners LLC (the “Tysadco”), with an effective date of February 25, 2025, in the aggregate principal amount up to $1,875,000 (the “Principal”), and an accompanying Securities Purchase Agreement (the “SPA”). All outstanding Principal and interest shall be due on November 30, 2025 (the “Maturity Date”). The Note was purchased for up to $1,500,000, representing an original issue discount of twenty-five percent (25%), equal to $375,000 if the Note is fully funded. The Note shall bear interest at twelve percent (12%) interest per annum. Tysadco has the right to convert all or any portion of the then-outstanding Principal and interest into fully paid and non-assessable shares of common stock of the Company, par value $0.01 per share (the “Conversion Shares”). The per share conversion price into which the Principal and interest converts shall be fifty cents ($0.50) per share. Among others, the following shall be considered events of default under the Note (each an “Event of Default”): if the Company fails to pay the Principal or interest when due under the Note; if the Company fails to issue Conversion Shares to Tysadco upon exercise by Tysadco of the conversion rights under the Note; or if the Company breaches any covenant, agreement, or other term or condition of the Note or the accompanying SPA. Upon the occurrence of an Event of Default, then the outstanding balance shall immediately increase to 125% of the outstanding balance immediately prior to the occurrence of the Event of Default, and a daily penalty of $500 will accrue until the default is remedied.

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

On March 3, 2025, the Company executed and issued a Promissory Note (“Note”) in favor of GS Capital Partners, LLC (the “GS”) in the aggregate principal amount of $360,000 (the “Principal”), and an accompanying Securities Purchase Agreement (the “SPA”) and Registration Rights Agreement (the “RRA”).

The Note was purchased by GSA for a purchase price of $300,000, representing an original issue discount of $60,000. The Note shall bear interest at a rate of fifteen percent (15%) per annum, with the understanding that the first twelve months of interest under the Node (equal to $54,000), shall be guaranteed and earned in full as of the Issue Date. Any amount of Principal or interest due under the Note which is not paid when due shall bear interest at eighteen percent (18%) per annum (“Default Interest”). The Note may not be prepaid in whole or in part except as explicitly set forth in the Note. The Company shall make monthly payments on the Note in the amount of $44,000, due and payable on the 3rd of each month commencing on June 3, 2025, and ending on February 3, 2025, with a final payment due and payable on March 3, 2026, in the amount equal to any remaining outstanding balance of the Note.

GSA will have the right to convert all or any portion of the then-outstanding Principal and interest including any Default Interest (as defined in the Note) into fully paid and non-assessable shares of common stock of the Company, par value $0.01 per share (the “Common Stock”). Such conversion right is wholly contingent and subject to the approval of such conversion by a sufficient amount of holders of the Company’s common stock to satisfy the shareholder approval requirements for such action as provided in Nasdaq Rule 5635(d) (“Shareholder Approval”). GSA may, on any calendar day, at any time after Shareholder Approval of such conversion, convert all or any portion of the then-outstanding Principal and interest (including any Default Interest) into fully paid and non-assessable share of common stock, par value $0.01 per share, of the Company (the “Common Stock”). The per share conversion price into which the Principal, interest (including any Default Interest) shall be equal to $0.65, subject to adjustment as provided in the Note (the “Conversion Price”). If at any time the Conversion Price for any conversion would be less than the par value of the Common Stock, then at the sole discretion of GSA, the Conversion Price may equal such par value for such conversion, and the conversion amount shall be increased to include Additional Principal (where “Additional Principal” means such additional amount to be added to the conversion amount to the extent necessary to cause the number of conversion shares issuable upon such conversion to equal the same number of conversion shares as would have been issued if the Conversion Price had not been adjusted by GSA to the par value price. GSA shall be entitled to deduct $1,750 from the conversion amount in each notice of conversion to cover GSA’s fees associated with each notice of conversion. The Note may not be converted into shares of the Company’s common stock if the conversion would result in GSA and its affiliates owning an aggregate of in excess of 4.99% of the then-outstanding shares of the Company’s common stock.

Among others, the following shall be considered events of default under the Note (“Event of Default”): if the Company fails to pay the Principal Amount or interest when due on the Note; the Company fails to issue conversion shares to GSA upon exercise by GSA of the conversion rights under the Note; or the Company breaches any covenant, agreement, or other term or condition of the Note or the accompanying Securities Purchase Agreement, Registration Rights Agreement, Irrevocable Transfer Agent Instructions, or Warrants.

After an Event of Default, in addition to all other rights under the Note, GSA shall have the right to convert any portion of the Note at any time at a price per share equal to the Alternate Price. The “Alternate Price” shall mean the lesser of (i) the applicable conversion price under the Note, (ii) the closing price of the Common Stock on the date of the Event of Default, or (iii) $0.52.

On March 27, 2025, the Company executed and issued a Promissory Note (“Note”) in favor of Generating Alpha Ltd. (the “Generating”) in the aggregate principal amount of $375,700 (the “Principal”), and an accompanying Securities Purchase Agreement (the “SPA”) and Registration Rights Agreement (the “RRA”).

The Note was purchased by Generating for a purchase price of $300,560, representing an original issue discount of $75,140. The Note shall bear interest at a rate of fifteen percent (15%) per annum, with the understanding that the first twelve months of interest under the Node (equal to $56,355), shall be guaranteed and earned in full as of March 27, 2025. Any amount of Principal or interest due under the Note which is not paid when due shall bear interest at eighteen percent (18%) per annum (“Default Interest”). The Company shall make monthly payments on the Note (each an “Amortization Payment”) in the amount of $43,205.50, due and payable on the 6th of each month commencing on June 6, 2025, and ending on March 6, 2026. The Company may accelerate the payment date of any Amortization Payment by giving notice to Generating.

If the Company fails to pay any Amortization Payment when due, in addition to all other rights under the Note, Generating shall have the right to convert at any time any portion of the Note at a price per share equal to the Market Price. “Market Price” shall mean the lesser of (i) the then applicable conversion price under the Note or (ii) 80% of the lowest closing price of the Company’s shares of common stock, par value $0.01 (“Common Stock”) on any trading day during the ten trading days prior to the conversion date. If an event of default occurs under the Note, then, in addition to all other rights under the Note, the Lender shall have the right to convert at any time any portion of the Note at a price per share equal to the Alternate Price. “Alternate Price” shall mean the lesser of (i) the then applicable conversion price, (ii) the closing price of the Common Stock on the date of the event of default (provided, however, that if such date is not a trading day, then the next trading day after the event of default), or (iii) $0.52 (subject to adjustment as provided in the Note).

The total cumulative number of shares of Common Stock issued to Generating under the Note, together with the SPA and RRA, may not exceed the requirements of Nasdaq Listing Rule 5635(d) (the “Nasdaq 19.99% Cap”), except that is the number of shares of Common Stock issued to Lender reaches the Nasdaq 19.99% Cap, the Company, at its election, will use reasonable commercial efforts to obtain stockholder approval of the Note and the issuance of additional conversion shares, in accordance with the requirements of Nasdaq Listing Rule 5635(d) (the “Approval”). If the Company is unable to obtain such Approval, any remaining outstanding balance of the Note must be repaid in cash.

Among others, the following shall be considered events of default under the Note (“Event of Default”): if the Company fails to pay an Amortization Payment when due on the Note; the Company fails to perform or observe any covenant, term, provision, condition, agreement, or obligation of the Company under the Note, the SPA, or the RRA; the Company shall make an assignment for the benefit of creditors, or apply for or consent to the appointment of a receiver or trustee for it or for a substantial part of its property or business.

After an Event of Default, in addition to all other rights under the Note, Generating shall have the right to convert any portion of the Note at any time at a price per share equal to the Alternate Price. The “Alternate Price” shall mean the lesser of (i) the applicable conversion price under the Note, (ii) the closing price of the Common Stock on the date of the Event of Default, or (iii) $0.52.

Nasdaq Compliance

On May 13, 2025, Safe & Green Holdings Corp. (the “Company”) received a notification letter from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”), stating that based on its review of the Company’s public filings with the Securities and Exchange Commission (the “SEC”), its staff has determined to delist the Company’s securities pursuant to its discretionary authority under Listing Rule 5101. Specifically, as set forth in the letter, Nasdaq’s staff determined that the Company’s issuance of securities pursuant to the securities purchase agreement dated April 14, 2025, particularly the Series B warrants exercisable on an alternate cashless basis as described in the Company’s prior SEC filings, raises public interest concerns because the issuance resulted in substantial dilution for its shareholders. Accordingly, as set forth in the letter, this matter serves as an additional basis for delisting the Company’s securities from Nasdaq.

The letter serves as a formal notification that the Nasdaq Hearings Panel (the “Panel”) will consider this matter in rendering a determination regarding the Company’s continued listing on Nasdaq. Pursuant to Listing Rule 5810(d), the Company should present its views with respect to this additional deficiency at its upcoming Panel hearing.

As of the date hereof, the Company has submitted an appeal of this determination prior to the appeal deadline of May 20, 2025, and will submit a compliance plan to the Panel in connection with same. The Company also plans to apply for trading on the OTCQB market maintained by OTC Markets Group Inc. to address the risk of delisting from Nasdaq in the event of an unfavorable Panel decision.

Additionally, as previously disclosed, on December 12, 2024, the Nasdaq Staff (the “Staff”) had notified the Company that its bid price of its common stock (the “Common Stock”) had closed at less than $1 per share over the previous 30 consecutive business days, and, as a result, did not comply with Nasdaq Listing Rule 5550(a)(2), In accordance with Listing Rule 5810(c)(3)(A), the Company was provided 180 calendar days, or until June 10, 2025, to regain compliance with the Nasdaq Listing Rules, as set forth above. As of June 10, 2025, the Company has not regained compliance with the Nasdaq Listing Rules, and the Staff has determined that the Company is not eligible for a second 180 day period.

The Nasdaq hearing panel has notified the Company that it will also consider this matter, along with the public interest concern matter, in rendering a determination regarding the Company’s continued listing on the Nasdaq Capital Market.

The Company’s hearing to address these matters with the Nasdaq hearing panel is scheduled for June 17, 2025.

On June 11, 2025, the Company received a notification letter from the Listing Qualifications Department of Nasdaq, stating that the Company has not regained compliance with the Rule and Staff has determined that the Company is not eligible for a second 180 day period. Specifically, the Company has appealed a Staff Delist Determination of a public interest concern in connection with a securities purchase agreement that the Company entered into in April 2025.1 Accordingly, this matter serves as an additional basis for delisting the Company’s securities from The Nasdaq Stock Market.

This was a formal notification that the Nasdaq Hearings Panel (the “Panel”) will consider this matter in rendering a determination regarding the Company’s continued listing on The Nasdaq Capital Market. Pursuant to Listing Rule 5810(d), the Company should present its views with respect to this additional deficiency at its Panel hearing. If the Company fails to address the aforementioned issue, the Panel will consider the record as presented at the hearing and will make its determination based upon that information.

Results of Operations

Three Months Ended March 31, 2025 and 2024:

	For the Three Months Ended March 31, 2025	For the Three Months Ended March 31, 2024
Total revenue	$566,354	$968,115
Total cost of revenue	(890,109)	(644,983)
Total payroll and related expenses	(555,738)	(1,251,982
Total other operating expenses	(952,489)	(601,733)
Total operating loss	(1,831,982)	(1,853,715
Total other expense	(914,686)	(3,951,977)
Total loss before income tax	(2,746,668)	(5,482,560)
Common stock deemed dividend	—	(1,638,149)
Income from discontinued operations	—	2,684,678
Net loss attributable to common stockholders	$(2,746,668)	$(4,436,031)

Revenue

During the three months ended March 31, 2025, we derived revenue primarily from our construction segment. Total revenue for the three months ended March 31, 2025 was $566,354 compared to $968,115 for the three months ended March 31, 2024. This decrease of $401,761, or approximately 41%, was mainly driven by a decrease in construction services due to less jobs in progress.

Cost of Revenue and Gross Profit

Cost of revenue was $890,109 for the three months ended March 31, 2025, compared to $644,983 for the three months ended March 31, 2024. The increase of $245,126, or a increase of approximately 38%, is primarily related to the recognition of a reversal of construction losses on construction services during the three months ended March 31, 2024.

Gross profit (loss) was $(323,755) and $323,132 for the three months ended March 31, 2025 and 2024, respectively.

Gross profit (loss) margin percentage decreased to (57)% for the three months ended March 31, 2025 compared to 33% for the three months ended March 31, 2024 primarily due to increased losses on construction jobs recognized during the three months ended March 31, 2025.

Operating Expenses

Payroll and related expenses for the three months ended March 31, 2025 were $555,738 compared to $1,251,982 for the three months ended March 31, 2024. This decrease was primarily caused by a decrease in the vesting of restricted stock units during the three months ended March 31, 2025 as compared to the prior year period.

Other operating expenses (general and administrative expenses and marketing and business development expenses) for the three months ended March 31, 2025 were $952,489 compared to $601,733 for the three months ended March 31, 2024. This increase was due to an overall increase in operating expenses spend during the three months ended March 31, 2025.

Other Income (Expense)

There was $9,570 of interest income for the three months ended March 31, 2024 and $48,617 of other income for the three months ended March 31, 2024, of which there were no amounts recognized for the three months ended March 31, 2025. Interest expense for the three months ended March 31, 2025 and 2024 was $603,126 and $716,671, respectively. The increase in interest expense resulted from an increase in notes payable balances during the three months ended March 31, 2025. There was a change in fair value of equity-based investments of $311,560 and $3,112,803 recognized for the three months ended March 31, 2025 and 2024, respectively. Additionally, there was $180,600 loss on sales of equity investments recognized during the three months ended March 31, 2024.

Income Tax Provision

A 100% valuation allowance was provided against the deferred tax asset consisting of available net operating loss carry forwards and, accordingly, no income tax benefit was provided.

Impact of Inflation

Inflation has caused increases on some of the Company’s estimated costs for construction projects in progress and completed during the past two fiscal years, which has affected the Company’s revenue and income (loss) from continuing operations.

Our operations for the three months ended March 31, 2025 and 2024 may not be indicative of our future operations.

Liquidity and Capital Resources

As of March 31, 2025 and December 31, 2024, we had an aggregate of $230,509 and $375,873, respectively, of cash and cash equivalents and short-term investments.

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

We continue to generate losses from operations. As of March 31, 2025, our stockholders’ equity was $21,076,387 compared to $(12,460,308) as of December 31, 2024, and we had an accumulated deficit of $101,278,751, compared to $98,532,083 as of December 31, 2024. Our net loss attributable to our common stockholders for the three months ended March 31, 2025 was $2,746,668 and net cash used in operating activities was $1,308,920.

We will need to generate additional revenues or secure additional financing sources, such as debt or equity capital, to fund future growth, which financing may not be available on favorable terms or at all. We are in the process of securing funding, which we believe will provide the needed working capital until we are cash flow positive, which we believe will be in the second half of 2025. If we are unable to raise the necessary capital at the times we require such funding, we may need to materially change our business plan, including delaying implementation of aspects of such business plan or curtailing or abandoning such business plan altogether.

Cash Flow Summary

	Three Months Ended March 31,
	2025	2024
Net cash provided by (used in):
Operating activities	$(1,308,920)	$(4,434,361)
Investing activities	(182,663)	(304,426)
Financing activities	1,346,219	5,388,824
Net increase (decreased) in cash and cash equivalents	$(145,364)	$650,037

Operating activities used net cash of $1,308,920 during the three months ended March 31, 2025, and used net cash of $4,434,361 during the three months ended March 31, 2024. Generally, our net operating cash flows fluctuate primarily based on changes in our profitability and working capital. Cash used in operating activities decreased by approximately $3,124,551.

Investing activities used net cash of $182,663 during the three months ended March 31, 2025, and $304,426 net cash during the three months ended March 31, 2024 a decrease in cash used of $121,763. This amount resulted from $73,228 in purchases of property and equipment, $186,000 used for equity-based investment and $77,013 cash received in business combination.

Financing activities provided net cash of $1,346,219 during the three months ended March 31, 2025. Financing activities provided $5,388,824 net cash during the three months ended March 31, 2024.  This amount resulted from $335,373 in repayments of short-term notes payable, proceeds of $1,681,592 from the issuances of short-term notes payable.

There can be no assurance that our customers will decide to and/or be able to proceed with these construction projects, or that we will ultimately recognize revenue from these projects in a timely manner or at all.

Off-Balance Sheet Arrangements

As of March 31, 2025 and December 31, 2024, we had no material off-balance sheet arrangements to which we are a party.

In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector. These agreements are typically with consultants and certain vendors. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of March 31, 2025.

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

Other derivative financial instruments. We classify as equity any contracts that (i) require physical settlement or net-share settlement or (ii) provide a choice of net-cash settlement or settlement in our own shares (physical settlement or net-share settlement), provided that such contracts are indexed to our own stock. We classify as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net-cash settle the contract if any event occurs and if that event is outside SGB’s control) or (ii) give the counterparty a choice of net-cash settlement or settlement shares (physical settlement or net-cash settlement). SGB assesses classification of common stock purchase warrants and other free-standing derivatives at each reporting date to determine whether a change in classification between assets and liabilities or equity is required

Critical Accounting Estimates (continued)

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

Goodwill – The Company performs its impairment test of goodwill at the reporting unit level each fiscal year, or more frequently if events or circumstances change that would more likely than not reduce the fair value of its reporting unit below its carrying values. The Company performs a goodwill impairment test by comparing the fair value of the reporting unit with its carrying value and recognizes an impairment charge for the amount by which the carrying value exceeds the fair value, not to exceed the total amount of goodwill. The amount by which the carrying value of the goodwill exceeds its implied fair value, if any, is recognized as an impairment loss. There were no impairments during the three months ended March 31, 2025 or 2024.

Intangible assets – Intangible assets consist of $74,960 of website costs that are being amortized over 5 years and patents of $801,207 that are being recognized over 7 years. The amortization expense for the three months ended March 31, 2025 and 2024 was $15,058 and $3,417, respectively. The accumulated amortization as of March 31, 2025 and December 31, 2024 was $66,809 and $63,392, respectively.

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

The following is a reconciliation of EBITDA and Adjusted EBITDA to the nearest GAAP measure, net gain (loss) attributable to common stockholders:

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Net loss attributable to common stockholders of Safe & Green Holdings Corp.	$(2,746,668)	$(4,436,032)
Addback interest expense	603,126	716,761
Addback interest income	—	(9,570)
Addback depreciation and amortization	106,727	76,387
EBITDA (non-GAAP)	(2,036,815)	(3,652,454)
Common stock deemed dividend	—	1,162,436
Gain on deconsolidation-SG DevCorp (including noncontrolling interest portion)	—	(4,637,013)
Change in fair value of equity-based investments	311,560	3,112,803
Loss on disposition of equity-based investments	—	180,600
Addback litigation expense	—	143,745
Addback stock compensation expense	106,298	179,029
Adjusted EBITDA (non-GAAP)	$(1,618,957)	$(3,510,854)

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

Changes in Internal Control over Financial Reporting

For the fiscal quarter ended March 31, 2025, there have been no changes in our internal control over financial reporting identified in connection with the evaluations required by Rule 13a-15(d) or Rule 15d-15(d) under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

The information included in “Note 17 - Commitments and Contingencies” of our condensed consolidated financial statements included elsewhere in this Quarterly Report Form 10-Q is incorporated by reference into this Item.

ITEM 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should consider carefully the following risks, together with all other information in this Quarterly Report on Form 10-Q, including our unaudited condensed consolidated financial statements and notes thereto. If any of the following risks actually materializes, our operating results, financial condition and liquidity could be materially adversely affected. As a result, the trading price of our common stock could decline and you could lose part or all of your investment. The following information updates, and should be read in conjunction with, the information disclosed in Part I, Item 1A, “Risk Factors,” contained in the 2024 Form 10-K. There have been no material changes from the risk factors disclosed in “Part I—Item 1A. Risk Factors” in our 2024 Form 10-K, except as follows:

If we are not successful in our efforts to increase sales or raise capital, we could experience a shortfall in cash over the next twelve months, and our ability to obtain additional financing on acceptable terms, if at all, may be limited.

At March 31, 2025 and December 31, 2024, we had cash and cash equivalents and a short-term investment, collectively, of $230,509 and $375,873 respectively.  If we are not successful with our efforts to increase revenue, we could experience a shortfall in cash over the next twelve months. If there is a shortfall, we may be forced to reduce operating expenses, among other steps, all of which would have a material adverse effect on our operations going forward.

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

The report of our independent registered public accounting firm contains a note stating that the accompanying financial statements have been prepared assuming we will continue as a going concern. At March 31, 2025 and December 31, 2024, we had cash and cash equivalents and a short-term investment, collectively, of $230,509 and $375,873, respectively.

We have incurred losses since inception, have negative working capital of $21,495,360 as of March 31, 2025 and have negative operating cash flows, which has raised substantial doubt about our ability to continue as a going concern. We expect our current cash and the proceeds from anticipated financings to be sufficient for working capital until we are cash flow positive, which we believe will be in the second half of 2025.

The loss of one or a few customers could have a material adverse effect on us.

A few customers have in the past, and may in the future, account for a significant portion of our revenues in any one year or over a period of several consecutive years. For example, for the three months ended March 31, 2025 approximately 84% of our revenue was generated from one customer and for the year ended December 31, 2024, approximately 87% of our revenue was generated from one customers. Although we have contractual relationships with many of our significant customers, our customers may unilaterally reduce or discontinue their contracts with us at any time. The loss of business from a significant customer could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our clients may adjust, cancel or suspend the contracts in our backlog; as such, our backlog is not necessarily indicative of our future revenues or earnings. In addition, even if fully performed, our backlog is not a good indicator of our future gross margins.

Backlog represents the total dollar amount of revenues we expect to record in the future as a result of performing work under contracts we have been awarded. Backlog may fluctuate significantly due to the timing of orders or awards for large projects and is not necessarily indicative of future backlog levels or the rate at which backlog will be recognized as revenue. We include in backlog only those contracts for which we have reasonable assurance that the customer can obtain the permits for construction and can fund the construction. As of December 31, 2024, our backlog totaled approximately $1.2 million and as of March 31, 2025, our backlog totaled approximately $0.8 million. Our backlog is described more in detail in “Note 10—Construction Backlog” of the notes to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. We cannot provide assurance that our backlog will be realized as revenues in the amounts reported or, if realized, will result in profits. In accordance with industry practice, substantially all of our contracts are subject to cancellation, termination or suspension at our customer’s discretion. In the event of a project cancellation, we generally would not have a contractual right to the total revenue reflected in our backlog. Projects can remain in backlog for extended periods of time because of the nature of the project and the timing of the particular services required by the project. In addition, the risk of contracts in backlog being cancelled or suspended generally increases during periods of widespread economic slowdowns or in response to changes in commodity prices.

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

At March 31, 2025, there were options, restricted stock units and warrants of 1,822, 472,443 and 6,259,799, respectively, outstanding that could potentially dilute future net income per share. Because the Company had a net loss as of March 31, 2025, it is prohibited from including potential common shares in the computation of diluted per share amounts. Accordingly, the Company has used the same number of shares outstanding to calculate both the basic and diluted loss per share. At March 31, 2024, there were no restricted stock units and options and warrants of 1,822 and 239,321, respectively, outstanding that could potentially dilute future net income per share.

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

The Company expects to regain compliance with Rule 5550(b)(1) as a result of the recent private placement, cost-cutting initiatives aimed at achieving positive cash flow in 2024, ongoing debt reduction and other strategic initiatives; provided that there can be no assurances that such measures will be consummated or that they will achieve their intended effects. If the Company does not regain compliance with Rule 5550(b)(1) by November 12, 2024, Nasdaq will provide written notice that our common stock is subject to delisting. At such time, the Company would be entitled to appeal the delisting determination to a Nasdaq Hearing Panel (the “Panel”). The hearing request would stay any suspension or delisting action pending the conclusion of the hearing process and expiration of any additional extension period granted by the Panel following the hearing.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

Rule 10b5-1 Trading Arrangements

During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

SAFE & GREEN HOLDINGS CORP.
(Registrant)

	By:	/s/ Michael McLaren
Michael McLaren Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Patricia Kaelin
Patricia Kaelin Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date: June 13, 2025