Form 10-Q
period 2025-06-30
SAFE & GREEN HOLDINGS CORP.
filed 2025-08-14
CIK 1023994

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 12, 2025, the issuer had a total of 30,919,486 shares of the registrant’s common stock, $0.01 par value, outstanding.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	June 30, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,767,210	$375,873
Accounts receivable, net	309,261	105,479
Contract assets	130,798	2,536
Inventories	751,831	471,468
Prepaid expenses and other current assets	129,970	204,596
Total current assets	4,089,070	1,159,952

Oil and gas, on the basis of full cost accounting, net	3,541,448	—
Property, plant and equipment, net	4,214,303	3,965,426
Other non-current assets	199,562	196,432
Proved oil and gas reserves	1,560,000	—
Intangible assets, net	783,090	11,658
Investment in and advances to equity affiliates	220,000	738,056
Goodwill	39,136,202	—
Total Assets	$53,743,675	$6,071,524

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$12,911,626	$9,332,620
Contract liabilities	1,111,501	596,082
Lease liability, current maturities	—	66,821
Due to affiliates	3,474,727	1,716,244
Short-term notes payable, net	7,352,896	2,098,381
Total current liabilities	24,850,750	13,810,148

Long-term notes payable, net	5,153,904	4,721,684
Total liabilities	30,004,654	18,531,832

Stockholders’ equity (deficit):
Series A Preferred stock, $1.00 par value, 5,405,010 shares authorized; 3,848,640 and 0 issued and outstanding at June 30, 2025 and December 31, 2024, respectively	3,848,640	—
Common stock, $0.01 par value, 75,000,000 shares authorized; 12,120,651 issued and 12,117,280 outstanding as of June 30, 2025 and 6,389,041 issued and 6,038,382 outstanding as of December 31, 2024	121,207	60,384
Additional paid-in capital	125,714,191	86,103,787
Treasury stock, at cost 3,371 shares as of June 30, 2025 and December 31, 2024	(92,396)	(92,396)
Accumulated deficit	(105,852,621)	(98,532,083)
Total stockholders’ equity (deficit)	23,739,021	(12,460,308)
Total Liabilities and Stockholders’ Equity (Deficit)	$53,743,675	$6,071,524

The accompanying notes are an integral part of these condensed consolidated financial statements.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

	For the Three Months June 30,	For the Three Months Ended June 30,	For the Six Months June 30,	For the Six Months Ended June 30,
	2025	2024	2025	2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue:
Construction services	$523,558	$1,211,254	$1,019,637	$2,179,369
Oil and gas	61,638	—	61,638	—
Other	136,155	—	206,430	—
Total	721,351	1,211,254	1,287,705	2,179,369

Cost of revenue:
Construction services	1,410,427	1,094,249	2,264,893	1,739,232
Oil and gas	311,515	—	311,515	—
Other	(6,123)	—	29,520	—
Total	1,715,819	1,094,249	2,605,928	1,739,232

Gross (loss) profit	(994,468)	117,005	(1,318,223)	440,137

Operating expenses:
Payroll and related expenses	737,794	1,134,084	1,293,532	2,386,066
General and administrative expenses	1,804,617	759,786	2,750,190	1,237,944
Marketing and business development expenses	150,901	114,169	157,817	237,744
Total	2,693,312	2,008,039	4,201,539	3,861,754

Operating loss	(3,687,780)	(1,891,034)	(5,519,762)	(3,421,617)

Other income (expense):
Interest expense	(935,963)	(823,509)	(1,539,089)	(1,540,270)
Change in fair value of equity-based investment		(2,097,822)	(311,560)	(5,210,625)
Loss on disposition of equity-based investment	—	—	—	(180,600)
Interest income	—	—	—	9,570
Other income	49,873	135,365	49,873	183,982
Total	(886,090)	(2,785,966)	(1,800,776)	(6,737,943)

Loss before income taxes	(4,573,870)	(4,677,000)	(7,320,538)	(10,159,560)
Income tax expense	—	—	—	—
Loss from continuing operations	(4,573,870)	(4,677,000)	(7,320,538)	(10,159,560)

Income from discontinued operations	—	—		2,684,678

Net loss	(4,573,870)	(4,677,000)	(7,320,538)	(7,474,882)

Common stock deemed dividend - inducement	—	—	—	(1,638,149)

Net loss attributable to common stockholders	$(4,573,870)	$(4,677,000)	$(7,320,538)	$(9,113,031)

Net loss per share
Basic and diluted – continuing operations	$(0.47)	$(3.31)	$(0.92)	$(10.01)
Basic and diluted – discontinuing operations	$—	$—	$—	$2.28
Basic and diluted – total	$(0.47)	$(3.31)	$(0.92)	$(7.73)

Weighted average shares outstanding:
Basic and diluted	9,821,314	1,412,159	7,985,265	1,179,150

The accompanying notes are an integral part of these condensed consolidated financial statements.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (Unaudited)

	$1.00 Par Value Series A Preferred Stock		$0.01 Par Value Common Stock		Additional Paid-in	Treasury	Accumulated	Noncontrolling	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Interests	(Deficit)
Balance at March 31, 2024	—	$—	1,099,269	$10,993	$73,668,150	$(92,396)	$(80,366,836)	$—	$(6,780,089)
Fractional share adjustment	—	—	(73)	(1)	1	—	—	—	—
Conversion of debt and interest	—	—	96,528	965	501,121	—	—	—	502,086
Issuance of stock under EP Agreement	—	—	13,355	134	28,733	—	—	—	28,867
Issuance of stock for accounts payable settlement	—	—	129,603	1,296	487,972	—	—	—	489,268
Issuance of common stock	—	—	130,000	1,300	3,589,086	—	—	—	3,590,386
Prefunded warrant exercise	—	—	279,310	2,793	(2,778)	—	—	—	15
Stock compensation expense	—	—	—	—	348,308	—	—	—	348,308
Net loss	—	—	—	—	—	—	(4,677,000)	—	(4,677,000)
Balance of June 30, 2024	—	$—	1,747,992	$17,480	$78,620,593	$(92,396)	$(85,043,836)	$—	$(6,498,159)

Balance at December 31, 2023	—	$—	881,387	$8,814	$69,003,597	$(92,396)	$(75,930,805)	$675,931	$(6,334,859)
Stock-based compensation	—	—	38,934	389	526,947	—	—	—	527,336
Issuance of common stock and warrants for debt issuance	—	—	15,000	150	251,211	—	—	—	251,361
Cashless warrant exercise	—	—	290,699	2,907	(2,892))	—	—	—	15
Issuance of common stock from warrant inducement	—	—	94,932	949	493,264	—	—	—	494,213
Common stock deemed dividend	—	—	—	—	1,638,149	—	(1,638,149)	—	—
Conversion of debt and interest	—	—	154,155	1,542	800,545	—	—	—	802,087
Fractional share adjustment	—	—	(73)	(1)	1	—	—	—	—
Issuance of common stock under EP Adjustment	—	—	13,355	134	28,733	—	—	—	28,867
Issuance of stock for accounts payable settlement	—	—	129,603	1,296	487,972	—	—	—	489,268
SG DevCorp equity transactions	—	—	—	—	1,803,980	—	—	1,290,917	3,094,897
Effect of deconsolidation	—	—	—	—	—	—	-—	(1,966,848)	(1,966,848)
Issuance of common stock	—	—	130,000	1,300	3,589,086				3,590,386
Net loss	—	—	—	—	—	—	(7,474,882)	—	(7,474,882)
Balance at June 30, 2024	—	$—	1,747,992	$17,480	$78,620,593	$(92,396)	$(85,043,836)	$—	$(6,498,159)

	$1.00 Par Value Series A Preferred Stock		$0.01 Par Value Common Stock		Additional Paid-in	Treasury	Accumulated		Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Noncontrolling	Equity
Balance at March 31, 2025	4,000,000	$4,000,000	6,389,041	$63,891	$118,383,643	$(92,396)	$(101,278,751)	$—	$21,076,387
Stock—based compensation	—	—	11,570	116	106,182	—	—	—	106,298
Issuance of common stock, net of issuance costs	—	—	2,504,040	25,040	6,610,254	—	—	—	6,635,294
Issuance of stock for accrued interest	—	—	1,216,000	12,160	482,752	—	—	—	494,912
Preferred to common conversion	(151,360)	(151,360)	2,000,000	20,000	131,360		—	—	—
Net loss							(4,573,870)	—	(4,573,870)
Balance at June 30, 2025	3,848,640	3,848,640	12,120,651	121,207	125,714,191	(92,396)	(105,852,621)	—	23,739,021

	$1.00 Par Value Series A Preferred Stock		$0.01 Par Value Common Stock		Additional Paid-in	Treasury	Accumulated		Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Noncontrolling	Equity
Balance at December 31, 2024	—	$—	6,038,382	$60,384	$86,103,787	$(92,396)	$(98,532,083)	$—	$(12,460,308)
Stock—based compensation	—		68,229	683	211,913	—	—	—	212,596
Issuance of stock in connection with acquisition	4,000,000	4,000,000	—	—	30,569,600	—	—	—	34,569,600
Forgiveness related party debt	—	—	—	—	1,275,416	—	—	—	1,275,416
Issuance of common stock in connection with debt issuance	—	—	294,000	2,940	329,109	—	—	—	332,049
Issuance of common stock, net of issuance costs	—	—	2,504,040	25,040	6,610,254	—		—	6,635,294
Issuance of stock for accrued interest	—	—	1,216,000	12,160	482,752	—	-—	—	494,912
Preferred to common conversion	(151,360)	(151,360)	2,000,000	20,000	131,360	—	—	—	—
Net loss	—	—	—	—	—	—	(7,320,538)	—	(7,320,538)
Balance at June 30, 2025	3,848,640	$3,848,640	12,120,651	$121,207	$125,714,191	$(92,396)	$(105,852,621)	$—	$23,739,021

The accompanying notes are an integral part of these condensed consolidated financial statements.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	For the Six Months Ended June 30, 2025	For the Six Months Ended June 30, 2024
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss from continuing operations	$(7,320,538)	$(10,159,560)
Income from discontinued operations	—	2,684,678
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	398,843	84,678
Amortization of intangible assets	41,506	6,834
Amortization of deferred license costs	—	30,589
Amortization of debt issuance costs and debt discount	843,765	1,612,377
Amortization of right of use asset	—	761,767
Gain on deconsolidation – SG DevCorp	—	(4,728,348)
Loss on disposition of equity-based investment	—	180,600
Change in fair value of equity-based investment	311,560	5,133,443
Stock-based compensation	212,596	527,336
Changes in operating assets and liabilities:
Accounts receivable	(154,364)	(181,602)
Contract assets		(102,256)
Costs in excess	(128,262)	—
Inventories	189,598	(66,890)
Prepaid expenses and other current assets	74,626	19,298
Intangible assets	—	(23,921)
Accounts payable and accrued expenses	2,472,345	384,749
Lease liability	(66,821)	(942,264)
Customer deposit	—
Project development and other assets	(886)	—
Contract liabilities	(37,081)	370,396
Due from affiliates	(16,433)	—
Net cash used in operating activities by continuing operations	(3,179,546)	(4,408,095)
Net cash used in operating activities by discontinued operations	—	(1,593,346)

Cash flows from investing activities:
Cash paid for business combination – Sherman Oil	(1,000,000)	—
Cash paid for business combination – County Line	(1,000,000)	—
Purchase of property, plant and equipment	(364,847)	(7,227)
Cash received in business combination - NAHD	77,013	—
Project development costs	—	(154,090)
Investment in equity method investment	(186,000)	—
Net cash used in investing activities by continuing operations	(2,473,834)	(161,317)
Net cash used in investing activities by discontinued operations	—	(104,352)

Cash flows from financing activities:
Repayment of short term notes payable	(1,634,809)	(1,588,001)
Borrowings on short-term notes payable	3,044,232	1,032,419
Proceeds from issuance of common stock, net of debt issuance costs	6,635,294	—
Proceeds from warrant inducement	—	494,213
Prefunded warrant exercise	—	15
Issuance of common stock from EP Agreement	—	3,619,253
Net cash provided by financing activities by continuing operations	8,044,717	3,557,889
Net cash provided by financing activities by discontinued operations	—	3,687,545

Net increase in cash and cash equivalents	2,391,337	978,334

Cash and cash equivalents - beginning of period	375,873	14,212

Cash and cash equivalents - end of period	$2,767,210	$992,546

Supplemental disclosure of non-cash operating activities:
Assets and liabilities effected in deconsolidation
Cash	$—	$567,473
Assets held for sale	$—	$4,400,361
Prepaid expenses and other current assets	$—	$429,331
Property and equipment, net	$—	$1,194,117
Project development costs and other assets	$—	$91,490
Goodwill	$—	$1,810,787
Intangible assets	$—	$138,678
Investments in equity-based investments	$—	$3,642,607
Accounts payable and accrued expenses	$—	$1,600,294
Contingent consideration payable	$—	$945,000
Short-term notes payable	$—	$6,476,723
Supplemental disclosure of non-cash investing and financing activities:
Cashless warrant exercise	$—	114
Fractional common share adjustment	$—	1
Common stock deemed dividend	$—	$1,638,149
Conversion of short-term notes payable to common stock	$—	$802,086
Forgiveness of related party debt and investment	$1,275,416	$—
Common stock and warrants issued for debt	$332,049	$—
Common stock issued for conversion of accrued interest – related party	$494,912	$—
Common stock issued for conversion of preferred stock	$151,360	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Description of Business

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

Reverse Stock Split

On May 2, 2024, the Company effected a 1-for-20 reverse stock split of its then-outstanding common stock (the “May Stock Split”). All share and per share amounts set forth in the consolidated financial statements of the Company have been retroactively restated to reflect the 1-for-20 reverse stock split as if it had occurred as of the earliest period presented and unless otherwise stated, all other share and per share amounts for all periods presented in this Quarterly Report on Form 10-Q for the period ended June 30, 2025 have been adjusted to reflect the reverse stock split effected in May 2024.

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

As of June 30, 2025, the Company had cash and cash equivalents of $2,767,210 and a backlog of $1,209,207. See Note 10 for a discussion of construction backlog. Based on its conversations with key customers, the Company anticipates its backlog to convert to revenue over the following period:

2025
Within 1 year	$1,209,207
Total Backlog	$1,209,207

The Company has incurred losses since its inception, has negative working capital of $20,761,681 as of June 30, 2025 and has negative operating cash flows, which has raised substantial doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of the uncertainty concerning the Company’s ability to continue as a going concern.

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

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

4.	Summary of Significant Accounting Policies

Basis of presentation and principals of consolidation – The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 8 Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. The condensed financial statements and notes should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the Securities and Exchange Commission on June 30, 2025. In the opinion of management, all adjustments, consisting of normal accruals, considered necessary for a fair presentation of the interim financial statements have been included. Results for the six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

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

Disaggregation of Revenues

The Company’s revenues are primarily derived from construction related to Modules projects. The Company’s contracts are with customers in various industries. Revenue recognized over time was $566,199 and $968,115, respectively, for the six months ended June 30, 2025 and 2024.

The following tables provide further disaggregation of the Company’s revenues by categories:

	Three Months Ended June 30,
Revenue by Customer Type	2025		2024
Construction and Engineering Services:
Hotel/Hospitality	$—	—%	$149,961	12%
Office	523,558	73%	1,061,293	88%
Subtotal	523,558	73%	1,211,254	100%
Other:
Oil and gas	61,638	8	—
Subscription	136,155	19%	—	—%
Total revenue by customer type	$721,351	100%	$1,211,254	100%

	Six Months Ended June 30,
Revenue by Customer Type	2025		2024
Construction and Engineering Services:
Hotel/Hospitality	—	—	181,719	8%
Office	1,019,637	79%	1,997,650	92%
Subtotal	1,019,637	79%	2,179,369	100%
Other:
Oil and gas	61,638	5%
Subscription	206,430	16%	—	—%
Total revenue by customer type	1,287,705	100%	2,179,369	100%

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

The Company acquired an investment in Winchester LLC in the amount of $220,000. The Company currently holds a 49% interest and accounts for its investment under the equity method. There has been no activity in the underlying investment as of June 30, 2025.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

4.	Summary of Significant Accounting Policies (continued)

Cash and cash equivalents – The Company considers cash and cash equivalents to include all short-term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less upon acquisition. Cash and cash equivalents totaled $2,767,210 and $375,873 as of June 30, 2025, and December 31, 2024, respectively.

Short-term investment – The Company classifies investments consisting of a certificate of deposit with a maturity greater than three months but less than one year as short-term investment.  The Company had no short-term investment as of June 30, 2025 or December 31, 2024, respectively.

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

Inventory – Raw construction materials (primarily shipping containers and fabrication materials) are valued at the lower of cost (first-in, first-out method) or net realizable value. Finished goods and work-in-process inventories are valued at the lower of cost or net realizable value, using the specific identification method. As of June 30, 2025 and December 31, 2024, there was inventory of $280,497 and $471,468, respectively, for construction materials. As of June 30, 2025, there was inventory of $471,334 related to Machfu business operations.

Goodwill – The Company performs its impairment test of goodwill at the reporting unit level each fiscal year, or more frequently if events or circumstances change that would more likely than not reduce the fair value of its reporting unit below it’s carrying values. The Company performs a goodwill impairment test by comparing the fair value of the reporting unit with it’s carrying value and recognizes an impairment charge for the amount by which the carrying value exceeds the fair value, not to exceed the total amount of goodwill. The amount by which the carrying value of the goodwill exceeds its implied fair value, if any, is recognized as an impairment loss. There were no impairments during the June 30, 2025 or 2024.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

4.	Summary of Significant Accounting Policies (continued)

Intangible assets – Intangible assets consist of $75,050 of website costs that are being amortized over 5 years and patents of $812,938 that are being recognized over 7 years. The amortization expense for the six months ended June 30, 2025 and 2024 was $41,506 and $6,834, respectively. The accumulated amortization as of June 30, 2025 and December 31, 2024 was $104,898 and $63,392, respectively.

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

As of June 30, 2025, the asset retirement obligations amounted to $15,187 and is included in accounts payable and accrued expense on the accompanying condensed consolidated balance sheet.

Proved Reserves – As of June 30, 2025, all of the Company’s oil and gas reserves are proved reserves. Such amount was acquired in the Merger. Estimates of our proved reserves included in this report are prepared in accordance with U.S. SEC guidelines for reporting corporate reserves and future net revenue. The accuracy of a reserve estimate is a function of:

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

Fair value measured as of June 30, 2025
	Total at June 30,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2025	(Level 1)	(Level 2)	(Level 3)
Assets
Equity-based investment – SG DevCorp	$—	$—	$—	$—

	Fair value measured as of December 31, 2024
	Total at June 30,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2025	(Level 1)	(Level 2)	(Level 3)
Assets
Equity-based investment – SG DevCorp	$738,056	$738,056	$—	$—

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

With respect to receivables, concentrations of credit risk are limited to a few customers in the construction industry. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers other than normal lien rights. At June 30, 2025 and December 31, 2024, 100% of the Company’s gross accounts receivable were due from three customers.

Revenue relating to one customer represented approximately 88% and 73% of the Company’s total revenue for the three months ended June 30, 2025 and 2024, respectively. Revenue relating to one customer represented approximately 81% and 88%, for the six months ended June 30, 2025 and 2024, respectively.

There were no vendors representing 10% or more of the Company’s total cost of revenue for the three months or six months ended June 30, 2025 and 2024. The Company believes it has access to alternative suppliers, with limited disruption to the business, should circumstances change with its existing suppliers.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

5.	Accounts Receivable

At June 30, 2025 and December 31, 2024, the Company’s accounts receivable consisted of the following:

	2025	2024
Billed:
Construction services	$463,268	$372,274
Other	112,788	—
Total gross receivables	576,056	372,274
Less: allowance for credit losses	(266,795)	(266,795)
Total net receivables	$309,261	$105,479

Receivables are evaluated for collectability and allowances for potential losses are established or maintained on applicable receivables.

6.	Contract Assets and Contract Liabilities

Costs and estimated earnings on uncompleted contracts, which represent contract assets and contract liabilities, consisted of the following at June 30, 2025 and December 31, 2024:

	2025	2024
Costs incurred on uncompleted contracts	$2,129,843	$3,161,295
Provision for loss on uncompleted contracts	—	—
Estimated earnings to date on uncompleted contracts	(1,025,044)	(687,903)
Gross contract assets	1,104,799	2,473,392
Less: billings to date	(1,532,152)	(3,066,938)
Net contract liabilities on uncompleted contracts	$(427,353)	$(593,546)

The above amounts are included in the accompanying condensed consolidated balance sheets under the following captions at June 30, 2025 and December 31, 2024.

	2025	2024
Contract assets	$130,798	$2,536
Contract liabilities	(558,151)	(596,082)
Net contract liabilities on uncompleted contracts	$(427,353	$(593,546)

Although management believes it has established adequate procedures for estimating costs to complete on open contracts, it is at least reasonably possible that additional significant costs could occur on contracts prior to completion. The Company periodically evaluates and revises its estimates and makes adjustments when they are considered necessary.

Additionally, at June 30, 2025 contract liabilities include $553,350 of advanced payments from customers on certain contracts.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

7.	Oil and Gas Properties and Property, plant and equipment

Oil and gas properties include the cost of properties, equipment and facilities for oil and natural-gas producing activities, excluding any asset retirement obligations. At June 30, 2025, the Company’s oil and gas properties, net consisted of the following:

2025
Oil and gas properties	$3,806,824
Less: accumulated depreciation	(265,376)
$3,541,448

Property, plant and equipment are stated at cost less accumulated depreciation and amortization and depreciated using the straight-line method over their useful lives. At June 30, 2025 and December 31, 2024, the Company’s property, plant and equipment, net consisted of the following:

	2025	2024
Computer equipment and software	$194,216	$100,370
Furniture and other equipment	24,737	16,251
Models	400
Leasehold improvements	11,991	11,991
Equipment and machinery	834,934	770,939
Automobiles	362,122	4,638
Building	4,437,663	3,447,763
Property, plant and equipment	5,866,063	4,351,952
Less: accumulated depreciation	(1,651,760)	(386,526)
	$4,214,303	$3,965,426

Depreciation expense for the six months ended June 30, 2025 and 2024 amounted to $191,732 and $84,678, respectively. Depreciation expense for the three months ended June 30, 2025 and 2024 amounted to $398,843 and $84,678, respectively.

8.	Notes Payable

Authority Loan Agreement

On October 29, 2021, SG Echo entered into a Loan Agreement (the “Authority Loan Agreement”) with the Durant Industrial Authority (the “Authority”) pursuant to which it issued to the Authority a non-interest bearing Forgivable Promissory Note in the principal amount of $750,000 (the “Forgivable Note”) in exchange for $750,000 to be used for renovation improvements related to the Company’s approximately 58,000 square-foot manufacturing facility in Durant, Oklahoma. The Forgivable Note is due on April 29, 2029 and guaranteed by the Company, provided that, if no event of default has occurred under the Forgivable Note or the Authority Loan Agreement, one-third (1/3) of the balance of the Forgivable Note will be forgiven on April 29, 2027, one-half (1/2) of the balance of the Fofrgivable Note will be forgiven on April 29, 2028, and the remainder of the balance of the Forgivable Note will be forgiven on April 29, 2029. The Loan Agreement includes a covenant by SG Echo to employ a minimum of 75 full-time employees in Durant, Oklahoma and pay them no less than 1.5 times the federal minimum wage, and provides SG Echo 24 months to comply with the provision. As of June 30, 2025 and December 31, 2024 the outstanding balance amounted to $750,000.

See Note 15, for additional information regarding litigation between the Company and Authority.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

8.	Notes Payable (continued)

Cash Advance Agreements

On July 31, 2024, SG Building entered into a Cash Advance Agreement (the “July Cash Advance Agreement”) with Cedar Advance LLC (“Cedar”)pursuant to which SG Building sold to Cedar $1,957,150 of its future receivables for a purchase price of $1,350,000, less underwriting fees and expenses paid and the repayment of prior amounts due Cedar, for net funds provided of $285,180, which are net of repayment of prior Cedar Cash Advance Agreements

Pursuant to the July Cash Advance Agreement, Cedar is expected to withdraw $49,150 a week directly from SG Building until the $1,957,150 due to Cedar under the July Cash Advance Agreement is paid in full. In the event of a default (as defined in the July Cash Advance Agreement), Cedar, among other remedies, can demand payment in full of all amounts remaining due under the July Cash Advance Agreement. SG Building’s obligations under the July Cash Advance Agreement have been guaranteed by SG Echo. The July Cash Advance Agreement is currently in default. As of June 30, 2025 and December 31, 2024 the outstanding balance amounted to $1,526,699 and $1,536,700, respectively.

On August 27, 2024, SG Building entered into a Cash Advance Agreement (the “Pawn Cash Advance Agreement”) with Pawn Funding (“Pawn”) pursuant to which SG Building sold to Pawn $599,600 of its future receivables for a purchase price of $400,000, less underwriting fees and expenses paid and the repayment of prior amounts due Pawn, for net funds provided of $360,000. Pursuant to the Pawn Cash Advance Agreement, Pawn is expected to withdraw $4,999.67 a week directly from SG Building until the $599,600 due to Pawn is paid in full. In the event of a default (as defined in the Pawn Cash Advance Agreement), Pawn, among other remedies, can demand payment in full of all amounts remaining due under the Pawn Cash Advance Agreement. As of June 30, 2025 and December 31, 2024 the outstanding balance amounted to $249,830.

On December 17, 2024, SG Building entered into a Cash Advance Agreement (the “December Cash Advance Agreement”) with Cedar pursuant to which SG Building sold to Cedar $194,500 of its future receivables for a purchase price of $138,000, less underwriting fees and expenses paid, for net funds provided of $125,000. Pursuant to the Cedar Cash Advance Agreement, Cedar is expected to withdraw $4,900 a week directly from SG Building until the $194,500 due to Cedar is paid in full. In the event of a default (as defined in the Cedar Cash Advance Agreement), Cedar, among other remedies, can demand payment in full of all amounts remaining due under the Cedar Cash Advance Agreement. As of June 30, 2025 and December 31, 2024 the outstanding balance amounted to $102,270 and $184,700, respectively.

On December 24, 2024, SG Building entered into a Cash Advance Agreement (the “December Cash Advance Agreement 2”) with Cedar”) pursuant to which SG Building sold to Cedar $203,000 of its future receivables for a purchase price of $140,000, less underwriting fees and expenses paid, for net funds provided of $126,000. Pursuant to the December Cedar Cash Advance Agreement 2, Cedar is expected to withdraw $5,000 a week directly from SG Building until the $203,000 due to Cedar is paid in full. In the event of a default (as defined in the Cedar Cash Advance Agreement), Cedar, among other remedies, can demand payment in full of all amounts remaining due under the Cedar Cash Advance Agreement. As of June 30, 2025 and December 31, 2024 the outstanding balance amounted to $132,898 and $203,000, respectively.

On January 22, 2025, SG Building entered into a Cash Advance Agreement (the “Core Cash Advance Agreement”) with Core Funding Source LLC (“Core”) pursuant to which SG Building sold to Pawn $104,930 of its future receivables for a purchase price of $70,000, less underwriting fees and expenses paid, for net funds provided of $63,000. Pursuant to the Core Cash Advance Agreement, Core is expected to receive $2,998 a day directly from SG Building until the $104,930 due to Core is paid in full. In the event of a default (as defined in the Core Cash Advance Agreement), Core, among other remedies, can demand payment in full of all amounts remaining due under the Core Cash Advance Agreement. As of June 30, 2025 the outstanding balance amounted to $0.

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

In the event of default (as defined in the Enhanced Loan Agreement), Enhanced, among other remedies, can demand all amounts and/or liabilities owing from time to time by SG Echo to Enhanced pursuant to the Enhanced Loan Agreement and the Enhanced Note (with accrued interest thereon) and all other amounts owing under the Enhanced Loan Agreement due and payable. As of June 30, 2025 and December 31, 2024 the outstanding balance amounted to $4,000,000.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

8.	Notes Payable (continued)

Galvin Promissory Note

On December 14, 2023, the Company entered into a promissory note with Paul Galvin, the Company’s Chairman and CEO, for $75,000 (“Galvin Note Payable”). The note shall not accrue interest, and the entire unpaid principal balance is due December 14, 2024. During the three months ended March 31, 2024 the Company entered into an additional promissory note with Mr. Galvin in the amount of $10,000. The note shall not accrue interest, and the entire unpaid principal balance is due December 14, 2024. During the three months ended, $0 in principal payments were made. The Galvin Note Payable is currently in default. As of June 30, 2025 and December 31, 2024 the outstanding balance amounted to $17,805 and $17,000, respectively.

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

After an event of default, at any time following the six month anniversary of the 1800 Diagonal Note, 1800 Diagonal will have the right, to convert all or any part of the outstanding and unpaid amount of the 1800 Diagonal Note into shares of the Company’s common stock at a conversion price equal to the greater of $0.08 or 65% multiplied by the lowest closing bid price during the 10 trading days prior to the conversion date (representing a discount rate of 35%). The 1800 Diagonal Note may not be converted into shares of the Company’s common stock if the conversion would result in 1800 Diagonal and its affiliates owning an aggregate of in excess of 4.99% of the then outstanding shares of the Company’s common stock. In addition, unless the Company obtains shareholder approval of such issuance, the Company shall not issue a number of shares of its common stock under 1800 Diagonal Note, which when aggregated with all other securities that are required to be aggregated for purposes of Nasdaq Rule 5635(d), would exceed 19.99% of the shares of the Company’s common stock outstanding as of the date of definitive agreement with respect to the first of such aggregated transactions (the “Conversion Limitation”). Upon the occurrence of an event of default as a result of the Company being delisted from Nasdaq, the Conversion Limitation shall no longer apply. As of June 30, 2025 and December 31, 2024 the outstanding balance amounted to $19,334 and $135,334, respectively.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

8.	Notes Payable (continued)

On August 28, 2024, the Company issued a promissory note (the “August 1800 Diagonal Note”) in favor of 1800 Diagonal in the principal amount of $290,000 for a purchase price of $250,000, representing an original issue discount of $40,000. A one-time interest charge of twelve percent (12%) be applied on the issuance date to the principal balance. Under the terms of the August 1800 Diagonal Note, beginning on February 28, 2025, the Company is required to make five monthly payments of accrued, unpaid interest and outstanding principal, subject to adjustment, in the amount of $40,600, with $162,400 being due on February 28, 2025. The Company has right to accelerate payments or prepay in full at any time with no prepayment penalty. The connection with the August 1800 Diagonal Note, the Company incurred $8,000 in debt issuance costs. The August 1800 Diagonal Note has default terms similar to the 1800 Diagonal Note as described above. As of June 30, 2025 and December 31, 2024 the outstanding balance amounted to $0 and $290,000, respectively.

On January 22, 2025, the Company issued a promissory note (the “January 1800 Diagonal Note”) in favor of 1800 Diagonal in the principal amount of $143,750 for a purchase price of $125,000, representing an original issue discount of $18,750. A one-time interest charge of twelve percent (15%) be applied on the issuance date to the principal balance. Under the terms of the January 1800 Diagonal Note, beginning on February 28, 2025, the Company is required to make nine monthly payments of accrued, unpaid interest and outstanding principal, subject to adjustment, in the amount of $18,368, with $165,310 being due on February 28, 2025. The Company has right to accelerate payments or prepay in full at any time with no prepayment penalty. The connection with the January 1800 Diagonal Note, the Company incurred $8,000 in debt issuance costs. The January 1800 Diagonal Note has default terms similar to the 1800 Diagonal Note as described above. As of June 30, 2025 the outstanding balance amounted to $63,889.

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

After an Event of Default, in addition to all other rights under the Note, the Lender shall have the right to convert any portion of the Note at any time at a price per share equal to the Alternate Price. The “Alternate Price” shall mean the lesser of (i) the applicable conversion price under the Note, (ii) the closing price of the Common Stock on the date of the Event of Default, or (iii) $0.52. As of June 30, 2025 the outstanding balance amounted to $0.

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

In connection with the issuance of the Note and the SPA, the Company will issue 294,000 shares of Common Stock (the “Commitment Shares”) as additional consideration for the purchase of the Note. As of June 30, 2025 the outstanding balance amounted to $225,000.

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

After an Event of Default, in addition to all other rights under the Note, GSA shall have the right to convert any portion of the Note at any time at a price per share equal to the Alternate Price. The “Alternate Price” shall mean the lesser of (i) the applicable conversion price under the Note, (ii) the closing price of the Common Stock on the date of the Event of Default, or (iii) $0.52. As of June 30, 2025 the outstanding balance amounted to $316,000.

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

After an Event of Default, in addition to all other rights under the Note, Generating shall have the right to convert any portion of the Note at any time at a price per share equal to the Alternate Price. The “Alternate Price” shall mean the lesser of (i) the applicable conversion price under the Note, (ii) the closing price of the Common Stock on the date of the Event of Default, or (iii) $0.52. As of June 30, 2025 the outstanding balance amounted to $375,000.

Prosperity

On June 3, 2025 (the “Effective Date”), Olenox entered into a Promissory Note (the “Note”) in favor of Prosperity Bank (the “Lender”) in the aggregate principal amount of $2,000,000 (the “Principal”). The Note evidences a revolving Line of Credit of Olenox with the Lender. Olenox received net loan proceeds of $1,350,000 through June 30, 2025. The Note is secured by the Company’s Certificate of Deposit held with the Lender with an approximate balance of $2,000,000

The Note shall bear interest at a rate of five percent (5%) per annum. Interest shall be calculated based on a year of 360 days. The Note shall be due in full immediately upon Lender’s demand. If no demand is made, Borrower will pay all outstanding principal and all accrued unpaid interest on June 2, 2026. In addition, the Borrower will pay regular monthly payments of all accrued interest due as of each payment date, beginning July 2, 2025. The Borrower may prepay all or a portion of the principal without penalty earlier than it is due. If a payment is 10 days or more late, the Borrower will be charged a late charge 5.00% of the unpaid portion of the regular payment. The Lender reserves a right of setoff in all of the Borrower’s accounts with the Lender (whether checking, savings, or some other account). The Borrower authorizes the Lender, to the extent permitted by applicable law, to charge or setoff all sums owing on the indebtedness against any and all such accounts. The Note provides for a commercial guaranty by Michael McLaren.

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

Note A - Note payable dated June 23, 2022 for $250,000, with interest at 9.5% per annum and due on September 23, 2022. The Note is unsecured. The Note is currently in default. As of June 30, 2025 the outstanding balance amounted to $250,000.

Note B - Note payable dated June 6, 2022 for $350,000, with interest at 9.5% per annum and due on September 23, 2022. The Note is secured. The Note is currently in default. As of June 30, 2025 the outstanding balance amounted to $281,316.

Note C - Note payable dated September 14, 2022 for $106,400, with interest at 6.75% per annum and due on September 23, 2023. The Note is unsecured. The Note is currently in default. As of June 30, 2025 the outstanding balance amounted to $106,400.

Note D - Note payable dated September 21, 2022 for $210,000, with interest at 9.5% per annum and due on November 21, 2022. The Note is unsecured. The Note is currently in default. As of June 30, 2025 the outstanding balance amounted to $210,000.

Note E - Note payable dated October 10, 2024 for $150,000, with interest at 15.32% per annum and due on October 8, 2029. The Note is unsecured. As of June 30, 2025 the outstanding balance amounted to $136,038.

Note F - Note payable dated February 6, 2022 for $125,000, with interest at 7% per annum and due on August 6, 2022. The Note is convertible at a price equal to fifty percent (50%) of the 5 day average closing price for the Common Stock from the trading day immediately preceding the conversion. The Note is in default. As of June 30, 2025 the outstanding balance amounted to $125,000.

Note G - Note payable dated October 4, 2022 for $65,000, with interest at 7% per annum and due on April 4, 2023. The Note is convertible at a price equal to fifty percent (50%) of the 5 day average closing price for the Common Stock from the trading day immediately preceding the conversion. The Note is in default. As of June 30, 2025 the outstanding balance amounted to $65,000.

Note H - Note payable of $500,000 on June 28, 2022, for cash of $500,000, with interest at 10% per annum and due June 28, 2024. The Note is convertible at a conversion price equal to the lesser of (i) the price paid per share for Equity Securities by the Investors in the Qualified Financing multiplied by 0.80, and (ii) the quotient resulting from dividing $20,000,000.00 by the number of outstanding shares of common stock of the Company immediately prior to the Qualified Financing. The Note is currently in default. As of June 30, 2025 the outstanding balance amounted to $500,000.

Note I - Note payable of $250,000 on July 12, 2023, for cash of $250,000, with interest at 10% per annum and due July 12, 2025. The Note is convertible at a conversion price equal to the lesser of (i) the price paid per share for Equity Securities by the Investors in the Qualified Financing multiplied by 0.80, and (ii) the quotient resulting from dividing $20,000,000.00 by the number of outstanding shares of common stock of the Company immediately prior to the Qualified Financing. As of June 30, 2025 the outstanding balance amounted to $250,000.

Note J - Note payable dated April 30, 2023, for $125,000, with interest at 7% per annum and due on April 30, 2024. The Note is convertible at a price equal to fifty percent (50%) of the 5 day average closing price for the Common Stock from the trading day immediately preceding the conversion. The Note is in default. This noteholder is a related party. As of June 30, 2025 the outstanding balance amounted to $12,000.

Note K - Note payable of $98,231 during year-ended December 31, 2024, for cash of $98,231, with interest at 7% per annum and due December 31, 2025. The Note is convertible at a price equal to fifty percent (50%) of the 5 day average closing price for the Common Stock from the trading day immediately preceding the conversion. As of June 30, 2025 the outstanding balance amounted to $98,321.

Note L - Note payable of $1,574,096 dated Feb 23, 2023 with interest at 12% per annum and due on Aug 23, 2023. The Company assumed the convertible notes payable, of which the note holder was the Chief executive officer, on an asset purchase agreement effective on February 23, 2023. The note is due on demand. The note is in default. As of June 30, 2025 the outstanding balance amounted to $1,674,096.

Note M - Note payable to a related party of $33,722 on various dates and due on demand. There is no interest on the Note. As of June 30, 2025 the outstanding balance amounted to $0.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

8.	Notes Payable (continued)

As of June 30, 2025 and December 31, 2024, long term notes payable consisted of the following:

	2025	2024
Authority Loan Agreement	750,000	750,000
Diagonal January 2025	63,889	—
Core Funding	—	—
July Cash Advance Agreement	1,526,699	1,536,700
Pawn Advance Agreement	249,832	249,832
Enhanced Note	4,000,000	4,000,000
1800 Diagonal Note	19,334	135,334
December Cash Advance Agreement	102,270	184,700
December Cash Advance Agreement 2	132,898	203,000
August 1800 Diagonal Note	—	290,000
Galvin Note Payable	17,805	17,000
Generating Alpha	375,000	—
GS Capital	316,000	—
Prosperity	1,350,000
Tyscado	225,000	—
Firstfire	—	—
Note A	250,000	—
Note B	281,316	—
Note C	106,400	—
Note D	210,000	—
Note E	136,039	—
Note F	125,000	—
Note G	65,000	—
Note H	500,000	—
Note I	250,000	—
Note J	12,000	—
Note K	98,231	—
Note L	1,674,097	—
Note M	—	—
Total	12,836,810	7,366,566
Less: debt discount and debt issuance costs	(330,010)	(546,501)
Total debt, net	12,506,800	6,820,065
Less: current maturities, net	(7,352,896)	(2,098,381)
Long-term debt, net	$5,153,904	$4,721,684

Scheduled maturities of notes payable is as follows for the years ending December 31,:

2025	$8,173,008
2026	266,667
2027	266,667
2028	266,667
2029	1,016,667
Thereafter	2,874,134
$12,836,810

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

9.	Net Income (Loss) Per Share

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

At June 30, 2025, there were options, restricted stock units and warrants of 1,822, 459,962 and 993,547,834, respectively, outstanding that could potentially dilute future net income per share. Because the Company had a net loss as of March 31, 2025, it is prohibited from including potential common shares in the computation of diluted per share amounts. Accordingly, the Company has used the same number of shares outstanding to calculate both the basic and diluted loss per share. At June 30, 2024, there were options, restricted stock units and warrants of 1,822, 14,887 and 4,023,411, respectively, outstanding that could potentially dilute future net income per share.

10.	Construction Backlog

The following represents the backlog of signed construction and engineering contracts in existence at June 30, 2025 and December 31, 2024, which represents the amount of revenue the Company expects to realize from work to be performed on uncompleted contracts in progress and from contractual agreements in effect at June 30, 2025 and December 31, 2024, respectively, on which work has not yet begun:

	2025	2024
Balance - beginning of period	$1,182,955	$1,902,332
New contracts and change orders during the period	1,045,889	4,257,241
Adjustments and cancellations, net	—	—
Subtotal	2,228,844	6,159,573
Less: contract revenue earned during the period	(1,019,637)	(4,976,618)
Balance - end of period	$1,209,207	$1,182,955

The Company’s remaining backlog as of June 30, 2025 represents the remaining transaction price of firm contracts for which work has not been performed and excludes unexercised contract options.

The Company expects to satisfy its backlog which represents the remaining unsatisfied performance obligation on contracts as of March 31, 2025 over the following period:

2025
Within 1 year	$1,209,207
1 to 2 years	—
Total Backlog	$1,209,207

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

Issuance of common stock for debt issuance – During the six months ended June 30, 2025, the Company issued 294,000 shares of common stock and warrants for issuances of debt. The value of the shares amounted to $332,049, which was recorded as a debt discount.

Restricted Stock Units – During the six months ended June 30, 2025, the Company issued 68,229 shares of common stock with a value of $212,596 for vested restricted stock units.

Forgiveness of related party debt – As disclosed in Note 2, the Company entered into the Mutual Release with SG DevCorp. As a result of the Mutual Release the Company recorded $1,275,416 in additional paid in capital which resulted from the forgiveness of its debt along with the transfer of SG DevCorp shares. Additionally, during the six months ended June 30, 2025, the Company issued 1,216,000 shares of common stock for the forgiveness of accrued interest on a note payable from the Company’s chief executive officer. The total amount amounted to $494,912 which has been recorded to additional paid in capital.

Issuance of common stock for preferred – During the six months ended June 30, 2025, the Company issued 2,000,000 shares of common stock for the relinquishment of 151,360 preferred  shares, which were issued in connection with the Merger of NAHD. Such shares were issued to former stockholders of NAHD.

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

April Private Placement - On April 14, 2025, the Company consummated a private placement (the “April Private Placement”) pursuant to a securities purchase agreement (the “April Purchase Agreement”) with institutional investors (the “Purchasers”) for the purchase and sale of approximately $8 million of shares of the Company’s common stock (the “Common Stock”) and investor warrants at a price of $0.392 per Common Unit. The Company issued 2,504,000 shares of common stock in this transaction. The entire transaction was priced at the market under Nasdaq rules. The offering consisted of the sale of Common Units (or Pre-Funded Units), each consisting of (i) one (1) share of Common Stock or one (1) Pre-Funded Warrant (“April Pre-Funded Warrants”), (ii) one (1) Series A PIPE Common Warrant to purchase one (1) share of Common Stock per warrant at an exercise price of $0.784 (the “Series A Warrant”) and (iii) one (1) Series B PIPE Common Warrant to purchase one (1) share of Common Stock per warrant at an exercise price of $0.98 (the “Series B Warrant” and together with the Series A Warrant, the “Warrants”).

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

In connection with the April Private Placement, the Company entered into a registration rights agreement with the Purchasers on April 14, 2025 (the “Registration Rights Agreement”), pursuant to which the Company is required to file a registration statement covering the resale of the Securities by April 30, 2025.

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

The Purchase Agreement contains customary representations and warranties, indemnification rights, agreements and obligations, conditions to closing and termination provisions. The offering closed on April 14, 2025. The net proceeds to the Company from the Offering were $6,635,294, after deducting placement agent fees and the payment of other offering expenses associated with the offering that were payable by the Company.

May ELOC - On May 29, 2025 the Company entered into a Stock Purchase Agreement (the “ELOC Purchase Agreement”) with Generating Alpha Ltd., a Saint Kitts and Nevis Company (the “Purchaser”), whereby the Company shall issue and sell to the Purchaser, subject to the terms and conditions of the ELOC Purchase Agreement, up to an aggregate of $100 million (the “Commitment Amount”) of newly issued shares (the “ELOC Shares”) of the Company’s common stock, par value $0.01 per share (the “Common Stock”).

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

The purchase price of the shares of ELOC Shares that the Company elects to sell to the ELOC Purchaser pursuant to the ELOC Purchase Agreement will be equal to the lowest traded price of Common Stock during the seven (7) trading days prior to the applicable closing date multiplied by 90%. As of June 30, 2025, no shares have been purchased under the ELOC Purchase Agreement.

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

	Construction	Medical	Corporate and support	Oil and Gas	Consolidated
Three Months Ended June 30, 2025
Revenue	$523,558	$—	$—	197,793	$721,351

Significant segment expenses:
Costs of revenue:
Direct labor	204,330	—	—	50,000	254,330
Materials	438,146	—	—	7,529	445,675
Allocated overhead	655,939	—	—	247,862	903,801
Other costs of revenue	112,013	—	—	—	112,013
	1,410,428	—	—	305,931	1,715,819
Operating expenses:
Payroll and related	50,312	—	415,324	272,158	737,794
Professional fees	—	—	949,992	519,465	1,469,457
Other expenses	10,937	140	186,493	288,491	486,061
	61,249	140	1,551,809	1,080,114	2,693,312
Operating loss	(948,119)	(140)	(1,551,809)	(1,187,712)	(3,687,780
Other expense	(113,656)	—	(511,959)	(260,475)	(886,090)
Net loss	$(1,061,775)	$(140)	$(2,063,768)	$(1,448,187)	$(4,573,870)

Total assets	$5,428,040	$1,406	$28,089,142	20,345,088	$53,863,675
Depreciation and amortization	$56,830	$—	$652	200,331	$257,812

	Construction	Medical	Corporate and support	Consolidated
Three Months Ended June 30, 2024
Revenue	$1,211,254	$—	$—	$1,211,245

Significant segment expenses:
Cost of revenue
Direct Labor	27,971	—	—	27,971
Materials	304,048	—	—	304,048
Allocated overhead	595,157	—	—	595,157
Other costs of revenue	167,073	—	—	167,073
	1,094,249	—	—	1,094,249
Operating expenses:
Payroll and related	—	—	1,134,084	1,134,084
Professional fees	—	—	672,705	672,705
Other expenses	91,281	50,076	59,983	201,249
	91,281	50,076	1,866,682	2,008,039
Operating income (loss)	25,724	(50,076)	(1,866,682)	(1,891,034)
Other expense	(137,955)	—	(2,648,011)	(2,785,966)
Net loss	$(112,231)	$(50,076)	$(4,514,693)	$(4,677,000)
Total assets	$5,479,525	$1,406	$2,793,342	$8,274,273
Depreciation and amortization	$6,484	$—	$1,807	$8,291

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

12.	Segments and Disaggregated Revenue (continued)

	Construction	Medical	Corporate and support	Oil and gas	Consolidated
Six Months Ended June 30, 2025
Revenue	$1,019,637	$—	$—	268,068	$1,287,705

Significant segment expenses:
Costs of revenue:
Direct labor	392,423	—	—	50,000	442,423
Materials	583,019	—	—	7,528	590,549
Allocated overhead	1,136,267	—	—	252,487	1,388,773
Other costs of revenue	153,164	—	—	31,020	184,183
	2,264,873	—	—	341,035	2,605,928
Operating expenses:
Payroll and related	50,312	—	855,193	388,027	1,293,532
Professional fees	—	—	1,552,634	519,465	2,630,190
Other expenses	12,002	967	326,779	496,160	157,817
	62,314	967	2,734,606	1,403,652	4,201,539
Operating loss	(1,307,550)	(967)	(2,734,606)	(1,476,639)	(5,519,762)
Other expense	(264,031)	—	(1,224,516)	(312,229)	(1,800,776)
Net loss	$(1,571,581)	$(967)	$(3,959,122)	(1,788,868)	$(7,320,538)

Total assets	$5,428,040	$1,406	$27,969,142	$20,345,088	$53,743,675
Depreciation and amortization	$103,691	$—	$1,272	259,577	$364,539
Capital expenditure	—	—	—	—	—

	Construction	Medical	Corporate and support	Consolidated
Six Months Ended June 30, 2024
Revenue	$2,179,369	$—	$—	$2,179,369

Significant segment expenses:
Costs of revenue:
Direct labor	27,971	—	—	27,971,
Materials	351,646	—	—	351,646
Allocated overhead	1,163,247	—	—	1,163,247
Other costs of revenue	196,368	—	—	196,368
	1,739,232	—	—	1,739,232
Operating expenses:
Payroll and related	—	—	2,386,006	2,386,066
Professional fees	—	—	1,237,944	1,237,944
Other expenses	91,814	85,960	60,030	237,744
	91,814	85,960	3,683,980	3,861,754
Operating income (loss)	348,323	(85,960)	(3,683,980)	(3,421,617)
Other expense	(187,908)	—	(6,550,035)	(6,737,943
Income (loss) before income taxes	160,415	(85,960)	(10,234,015)	(10,159,560)
Common stock deemed dividend	—	—	(1,638,149)	(1,638,149)
Income from discontinued operations	—	—	2,684,678	2,684,678
Net income (loss) attributable to common stockholders	$160,415	$(85,960)	$(9,187,486)	$(9,113,031)

Total assets	$5,479,525	$1,406	$2,793,342	$8,274,273
Depreciation and amortization	$81,547	$—	$3,487	$85,034
Capital expenditure	7,873	—		7,873

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

13.	Warrants

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

In conjunction with the Underwriting Agreement in August 2019, the Company issued to the underwriter, as compensation, warrants to purchase an aggregate of 2,250 shares of common stock (112 shares as adjusted for the May Stock Split), at an initial exercise price of $21.25 per share ($425.00 as adjusted for the May Stock Split), The warrants are exercisable at the option of the holder on or after February 1, 2020 and expire August 29, 2024.

In conjunction with the Underwriting Agreement in May 2020, the Company issued to the underwriter, as compensation, warrants to purchase an aggregate of 300,000 shares of common stock (15,000 shares as adjusted for the May Stock Split), at an initial exercise price of $3.14 per share ($62.80 as adjusted for the May Stock Split), The warrants are exercisable at the option of the holder on or after November 6, 2020 and expire May 5, 2025. During the year ended December 31, 2021, 226,300 (11,315 shares as adjusted for the May Stock Split), warrants were exercised and converted into common stock of the Company. The Company has received proceeds of approximately $707,000 from the exercise of the warrants.

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

In connection with the April Private Placement pursuant to a securities purchase agreement (the “April Purchase Agreement”) with institutional investors (the “Purchasers”) for the purchase and sale of approximately $8 million of shares of the Company’s common stock (the “Common Stock”) and investor warrants at a price of $0.392 per Common Unit. The entire transaction was priced at the market under Nasdaq rules. The offering consisted of the sale of Common Units (or Pre-Funded Units), each consisting of (i) one (1) share of Common Stock or one (1) Pre-Funded Warrant, (ii) one (1) Series A PIPE Common Warrant to purchase one (1) share of Common Stock per warrant at an exercise price of $0.784 (the “Series A Warrant”) and (iii) one (1) Series B PIPE Common Warrant to purchase one (1) share of Common Stock per warrant at an exercise price of $0.98 (the “Series B Warrant” and together with the Series A Warrant, the “Warrants”).

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

In connection with the April Private Placement, the Company entered into a registration rights agreement with the Purchasers on April 14, 2025 (the “Registration Rights Agreement”), pursuant to which the Company is required to file a registration statement covering the resale of the Securities by April 30, 2025.

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

Warrant activity for the six months ended June 30, 2025 are summarized as follows:

Warrants	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding and exercisable - January 1, 2025	5,809,799	$1.19	4.82	—
Granted	987,741,720			—
Expired	—
Exercised	—
Outstanding and exercisable – June 30, 2025	993,551,519	$0.92	4.25	$—

The fair value of warrants granted during the six months ended June 30, 2025 were valued using a Black-Scholes Value model, with the following assumptions

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

Stock-Based Compensation Expense

Stock-based compensation expense is included in the condensed consolidated statements of operations as follows:

	Six Months Ended June 30,
	2025	2024
Payroll and related expenses	$212,595	$527,336
Total	$212,595	$527,336

Stock-Based Option Awards

The Company has issued no stock-based options during the six months ended June 30, 2025 or 2024.

Because the Company does not have significant historical data on employee exercise behavior, the Company uses the “Simplified Method” to calculate the expected life of the stock-based option awards granted to employees. The simplified method is calculated by averaging the vesting period and contractual term of the options.

The following table summarizes stock-based option activities and changes during the six months ended June 30, 2025 as described below:

	Shares	Weighted Average Fair Value Per Share	Weighted Average Exercise Price Per Share	Weighted Average Remaining Terms (in years)	Aggregate Intrinsic Value
Outstanding – December 31, 2024	1,822	$496.00	$1,574.20	4.34	—
Granted	—	—	—	—	—
Exercised	—	—	—	—	—
Cancelled	—	—	—	—	—
Outstanding – June 30, 2025	1,822	$496.00	$1,574.20	3.59	—
Exercisable – December 31, 2024	1,822	496.00	1,574.20	—	—
Exercisable – June 30, 2025	—	$—	$—	—	—

Restricted Stock Units

During the six months ended June 30, 2025, a total of 80,000 of restricted stock units were granted to the board of directors the Company, under the Company’s stock-based compensation plan at a fair value of $0.94 per share, which represents the closing price of the Company’s common stock at the grant date. The restricted stock units granted vest over two years.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

14.	Share-based Compensation (continued)

As of June 30, 2025, there was $0 unrecognized compensation costs related to non-vested restricted stock units.

The following table summarized restricted stock unit activities during the three months ended June 30, 2025:

Number of Shares
Non-vested balance at January 1, 2025	404,924
Granted	80,000
Vested	(79,999)
Forfeited/Expired	—
Non-vested balance at June 30, 2025	404,925

15.	Commitments and Contingencies

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

As disclosed in Note 8, on December 14, 2023, the Company and Mr. Galvin entered into the Galvin Note Payable.

As of June 30, 2025, the Company has accrued approximately $450,000 for amounts due to Paul Galvin, the former CEO, for deferred salary due to him.

As disclosed in Note 8, in connection with the acquisition of NAHD, the Company acquired Note J, L and M, which are due to related parties.

As of June 30, 2025, $3,474,727 is due to related parties, which are a result of the acquisition of NAHD. Certain shareholders and related parties paid operating expenses and outstanding bills on behalf of the Olenox, including vendor obligations and setup-related costs. These payments were made to support the Olenox’s early-stage operations and reflect the ongoing financial backing from key stakeholders. The amounts advanced by related parties are recorded as related party liabilities.

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

The financial results of SG DevCorp are presented as income (loss) from discontinued operations. The following table represents the financial results of SG DevCorp:

The financial results of SG DevCorp are presented as income (loss) from discontinued operations. The following table represents the financial results of SG DevCorp:

Six Months Ended June 30, 2024
Operating Expenses:
Payroll and related expenses	$1,223,511
General and administrative expenses	295,664
Marketing and business development expenses	10,219
Operating loss	(1,529,394
Other income (expense)	(422,941)
Net loss	$(1,952,335)

The total income from discontinued operations for the three months ended March 31, 2024, is comprised of the following:

Gain from Deconsolidation	$4,637,013
Net loss from discontinued operations	(1,952,335)
Net loss	$2,684,678

19.	Business Combinations

NAHD

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

The purchase consideration amounted to $34,569,600, which is the fair value of the Preferred Shares.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

19.	Business Combinations (continued)

The following table summarizes the preliminary allocation of the purchase price to the assets acquired and liabilities assumed for the Merger:

Cash and cash equivalents	$77,013
Accounts receivable	49,418
Inventory	469,961
Oil and gas, on the basis of full cost accounting	2,441,712
Property, plant and equipment	168,609
Reserves	1,560,000
Goodwill	38,350,202
Investment	34,000
Intangible assets	812,938
Project development cost and other assets	2,244
Accounts payable and accrued expenses	(1,601,573)
Due to related parties	(3,476,828)
Contract liabilities	(552,500)
Long-term debt	(3,765,596)
Total consideration	$(34,569,600)

As of June 30, 2025, the Company has not completed its measurement period with respect to the acquisition. The amounts above represent provisional amounts recorded at this time and are subject to adjustments once the measurement period has ended.

County Line

On April 8, 2025 (the “Effective Date”), the Company entered into an asset purchase agreement (the “Asset Purchase Agreement”) with County Line Industrial LLC (“County Line”) to acquire all of the assets and operating business of County Line (the “Assets”) for a purchase price of $1,000,000 (the “Purchase Price”). The acquisition of County Line’s business includes the acquisition of all of County Line’s existing customers and business pipeline, and the hiring of County Line’s existing employees, and the hiring of County Line’s sole member, Carter Fields.

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

The following table summarizes the preliminary allocation of the purchase price to the assets acquired and liabilities assumed in the Asset Purchase Agreement:

Property, plant and equipment	$214,000
Goodwill	786,000
Total consideration	$1,000,000

As of June 30, 2025, the Company has not completed its measurement period with respect to the acquisition. The amounts above represent provisional amounts recorded at this time and are subject to adjustments once the measurement period has ended.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

19.	Business Combinations (continued)

Sherman Oil

On May 28, 2025, the Company entered into an asset purchase agreement (the “Second Asset Purchase Agreement”) with Sherman Oil Company LLC and its affiliates (“Sherman Oil”), pursuant to which the Company will acquire approximately 1,600 acres of held-by-production oil leases for oil wells located in Wichita County and Wilbarger County, Texas (the “Second Assets”) for a purchase price of $1,000,000 (the “Second Purchase Price”). The purchase of the Second Assets includes Sherman Oil’s operational equipment of the oil wells.

Pursuant to the Second Asset Purchase Agreement, the Company will pay the Second Purchase Price as follows: $250,000 in cash on the closing date, $250,000 in cash within 90 days of the closing date, $250,000 in cash within 180 days of the closing date, and $250,000 in cash within 240 days of the closing date. The payments will bear no interest.

The Second Asset Purchase Agreement contains customary representations, warranties, and covenants. The Second Asset Purchase Agreement also contain conditions to the completion of the Merger including the filing of the articles of incorporation and/or organization for the merger subsidiaries, and the adoption of board resolutions and/or sole member resolutions by the merger subsidiaries approving the Merger. There are no assurances that the parties will satisfy all of the conditions to the merger.

The following table summarizes the preliminary allocation of the purchase price to the assets acquired and liabilities assumed in the Second Asset Purchase Agreement:

Oil and gas properties	$1,000,000
Total consideration	$1,000,000

As of June 30, 2025, the Company has not completed its measurement period with respect to the acquisition. The amounts above represent provisional amounts recorded at this time and are subject to adjustments once the measurement period has ended.

The following unaudited pro forma consolidated results of operations for the three months ended June 30, 2025 and 2024 assume the acquisitions of NAHD, County Line and Sherman Oil were completed on January 1, 2024:

	For the Three Months Ended June 30, 2025	For the Three Months Ended June 30, 2024
	(Unaudited)	(Unaudited)
Pro-forma total revenues	$745,859	$1,526,820
Pro-forma net loss	$(4,549,362)	$(4,505,436)

The following unaudited pro forma consolidated results of operations for the six months ended June 30, 2024 assume the acquisitions of NAHD, County Line and Sherman Oil were completed on January 1, 2024:

	For the Six Months Ended June 30, 2025	For the Six Months Ended June 30, 2024
	(Unaudited)	(Unaudited)
Pro-forma total revenues	$1,747,905	$2,816,225
Pro-forma net loss	$(7,117,796)	$(8,764,180)

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

20.

Subsequent Events

On July 8, 2025, the Company received a decision letter from the Nasdaq Hearings Panel (the “Panel”) granting the Company’s request for continued listing on the Nasdaq Capital Market. The decision is conditioned on the Company maintaining full compliance with all continued listing requirements of the Nasdaq Capital Market by August 28, 2025. On or before August 28, 2025, the Company must effect a reverse stock split and demonstrate compliance with Nasdaq Listing Rule 5550(a)(2) by achieving a closing bid price of $1.00 or more per share for at least ten (10) consecutive business days.

On or before July 18, 205, the Company must publicly disclose that it has restructured the terms of its April 2025 offering to eliminate the Class B warrants and provide Nasdaq with confirmation that no shares underlying the Class B warrants were issued.

The Panel’s decision follows the Company’s hearing before the Panel on June 17, 2025, during which the Company presented a plan to regain compliance, including its intention to implement a reverse stock split and restructure certain previously issued warrants to mitigate dilution concerns.

The company intends to satisfy the conditions imposed by the Panel within the required timeframes. However, there can be no assurance that the Company will be able to do so.

On July 17, 2025, the Company entered into an Exchange Agreement (the “Exchange Agreement”) by and among the Company and the Investors. Pursuant to the Exchange Agreement, the parties intended to effect a voluntary security exchange transaction (the “Transaction”) whereby the Investors will exchange the Series A and Series B Warrants previously purchased in the April 14, 2025 private placement (the “April 2025 Private Placement”) for an aggregate of 60,000 shares of Series B Preferred Stock (the “Exchange Shares”), with the New Series B Convertible Preferred Stock’s rights and preferences being set forth on that certain certificate of designation (the “Certificate of Designation”) of the Company, filed with the State of Delaware on July 17, 2025, in substantially in the form set forth hereto as Exhibit 3.1.

The Exchange Agreement contains other customary provisions including representations and warranties for the Company and the Investors, governing law, and notice.

The Certificate of Designation, the form of Exchange Agreement and the form of Registration Rights Agreement are filed as Exhibits 3.1, 10.1 and 10.2 to this Current Report on Form 8-K, respectively, and are incorporated herein by reference. The above descriptions of the terms of the Exchange Agreement are not complete and are qualified in their entirety by reference to such exhibits.

In connection with the Transaction, the Company entered into a registration rights agreement with the Purchasers on July 17, 2025 (the “Registration Rights Agreement”), pursuant to which the Company is required to file a registration statement covering the resale of the Securities by July 28, 2025

On July 28, 2025 (the “Effective Date”), the Company, entered into a non-binding Letter of Intent (the “Letter of Intent”) with Rock Springs Energy Group, LLC (the “Seller”) to purchase one hundred percent (100%) of the equity securities of Rock Springs for a estimated purchase price of $35 million with the final amount subject to confirmation through the due diligence process (the “Purchase Price”), entitling the Company to full and complete ownership of Rock Springs’ mothballed, incomplete oil refinery located at Rock Springs, Wyoming (the “Transaction”). The Transaction will be subject to the execution of a mutually acceptable definitive purchase agreement, including standard representations, warranties, and indemnities. The Letter of Intent does not constitute a binding commitment to purchase or sell, except for the provisions regarding due diligence, exclusivity and confidentiality.

The Purchase Price will be finally determined based on due diligence findings, market conditions, and mutual agreement between the Company and Rock Springs. The Letter of Intent provides for a due diligence period of 60 days from the execution of the Letter of Intent. The Company reserves the right to terminate the Letter of Intent without liability if due diligence findings are unsatisfactory.

On July 1, 2025, 1800 Diagonal converted the outstanding balance on the 1800 Diagonal Note. The conversion resulted in the issuance of 86,615 shares of common stock to 1800 Diagonal.

On July 1, 2025, the Company issued 234,243 restricted shares of common stock of the Company to CSHQA, Inc. (“CSHQA”) per the terms of the settlement agreement dated June 21, 2024.

On July 1, 2025, the Company issued 22,817 restricted shares of common stock of the Company to Stephen Rossiter as settlement of an outstanding commission owed to Mr. Rossiter.

Commencing on July 31, 2025, and ending on August 8, 2025, the Company received exercises notices for the pre-funded warrants issued to institutional investors (the “Investors”) pursuant to the private placement consummated by the Company on April 14, 2025 (the “April PIPE”). The Investors exercised a total of 17,904,120 pre-funded warrants and were correspondingly issued 17,904,120 shares of common stock of the Company. As of August 9, 2025, there are no pre-funded warrants issued pursuant to the April PIPE that remain outstanding.

On August 6, 2025, 1800 Diagonal converted the outstanding balance of the Diagonal January 2025 Note. The conversion resulted in the issuance of 551,040 shares of common stock of the Company to 1800 Diagonal.

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

Nasdaq Compliance

On May 13, 2025, Safe& Green Holdings Corp. (the “Company”) received a notification letter from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”), stating that based on its review of the Company’s public filings with the Securities and Exchange Commission (the “SEC”), its staff has determined to delist the Company’s securities pursuant to its discretionary authority under Listing Rule 5101. Specifically, as set forth in the letter, Nasdaq’s staff determined that the Company’s issuance of securities pursuant to the securities purchase agreement dated April 14, 2025, particularly the Series B warrants exercisable on an alternate cashless basis as described in the Company’s prior SEC filings, raises public interest concerns because the issuance resulted in substantial dilution for its shareholders. Accordingly, as set forth in the letter, this matter serves as an additional basis for delisting the Company’s securities from Nasdaq.

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

On July 8, 2025, the Company received a decision letter from the Nasdaq Hearings Panel (the “Panel”) granting the Company’s request for continued listing on the Nasdaq Capital Market. The decision is conditioned on the Company maintaining full compliance with all continued listing requirements of the Nasdaq Capital Market by August 28, 2025. On or before August 28, 2025, the Company must effect a reverse stock split and demonstrate compliance with Nasdaq Listing Rule 5550(a)(2) by achieving a closing bid price of $1.00 or more per share for at least ten (10) consecutive business days.

On or before July 18, 205, the Company must publicly disclose that it has restructured the terms of its April 2025 offering to eliminate the Class B warrants and provide Nasdaq with confirmation that no shares underlying the Class B warrants were issued.

The Panel’s decision follows the Company’s hearing before the Panel on June 17, 2025, during which the Company presented a plan to regain compliance, including its intention to implement a reverse stock split and restructure certain previously issued warrants to mitigate dilution concerns.

The company intends to satisfy the conditions imposed by the Panel within the required timeframes. However, there can be no assurance that the Company will be able to do so.

Results of Operations

Six Months Ended June 30, 2025 and 2024:

	For the Six Months Ended June 30, 2025	For the Six Months Ended June 30, 2024
Total revenue	$1,287,705	$2,179,369
Total cost of revenue	(2,605,928)	(1,739,232)
Total payroll and related expenses	(1,293,532)	(2,386,066)
Total other operating expenses	(2,908,007)	(1,475,688)
Total operating loss	(5,519,762)	(3,421,617)
Total other expense	(1,800,776)	(6,737,943)
Total loss before income tax	(7,320,538)	(10,159,560)
Common stock deemed dividend	—	(1,638,149)
Income from discontinued operations	—	2,684,678
Net loss attributable to common stockholders	$(7,320,538)	$(9,113,031)

Revenue

During the six months ended June 30, 2025, we derived revenue primarily from our construction segment. Total revenue for the six months ended June 30, 2025 was $1,287,705 compared to $2,179,369 for the six months ended June 30, 2024. This decrease of $891,664, or approximately 43%, was mainly driven by a decrease in construction services due to less jobs in progress.

Cost of Revenue and Gross Profit

Cost of revenue was $2,605,928 for the six months ended June 30, 2025, compared to $1,739,232 for the six months ended June 30, 2024. The increase of $866,696, or an increase of approximately 50%, is primarily related to losses on construction jobs recognized during the six months ended June 30, 2025.

Gross loss was $(1,318,223) and $(440,137) for the six months ended June 30, 2025 and 2024, respectively.

Gross profit (loss) margin percentage decreased to (57)% for the six months ended June 30, 2025 compared to 33% for the six months ended June 30, 2024 primarily due to increased losses on construction jobs recognized during the six months ended June 30, 2025.

Operating Expenses

Payroll and related expenses for the six months ended June 30, 2025 were $1,293,532 compared to $2,386,066 for the six months ended June 30, 2024. This decrease was primarily caused by a decrease in the vesting of restricted stock units during the six months ended June 30, 2025 as compared to the prior year period.

Other operating expenses (general and administrative expenses and marketing and business development expenses) for the six months ended June 30, 2025 were $2,908,007 compared to $1,475,688 for the six months ended June 30, 2024. This increase was due to an overall increase in operating expenses spend during the six months ended June 30, 2025.

Other Income (Expense)

There was $49,873 of other income for the six months ended June 30, 2025, and $183,982 for the six months ended June, 2024. Interest expense for the six months ended June 30, 2025 and 2024 was $1,539,089 and $1,540,270, respectively.. There was a change in fair value of equity-based investments of $0 and $5,210,625 recognized for the six months ended June 30, 2025 and 2024, respectively. Additionally, there was $180,600 loss on sales of equity investments recognized during the six months ended June 30, 2024.

Three Months Ended June 30, 2025 and 2024:

	For the Three Months Ended June 30, 2025	For the Three Months Ended June 30, 2024
Total revenue	$721,351	$1,211,254
Total cost of revenue	(1,715,819)	(1,094,249)
Total payroll and related expenses	(737,794)	(1,134,084)
Total other operating expenses	(1,955,518)	(873,955)
Total operating loss	(3,687,780)	(1,891,034)
Total other expense	(886,090)	(2,785,966)
Total loss before income tax	(4,573,870)	(4,677,000)
Net loss attributable to common stockholders	$(4,573,870)	$(4,677,000)

Revenue

During the three months ended June 30, 2025, we derived revenue primarily from our construction segment. Total revenue for the three months ended June 30, 2025 was $721,351 compared to $1,211,254 for the three months ended June 30, 2024. This decrease of $489,903, or approximately 43%, was mainly driven by a decrease in construction services due to less jobs in progress.

Cost of Revenue and Gross Profit

Cost of revenue was $1,715,819 for the three months ended June 30, 2025, compared to $1,094,249 for the three months ended June 30, 2024. The increase of $621,570, or a increase of approximately 50%, is primarily related to losses on construction jobs recognized during the six months ended June 30, 2025.

Gross profit (loss) was $(994,468) and $117,005 for the three months ended June 30, 2025 and 2024, respectively.

Gross profit (loss) margin percentage decreased to (57)% for the three months ended June 30, 2025 compared to 33% for the three months ended June 30, 2024 primarily due to increased losses on construction jobs recognized during the three months ended June 30, 2025.

Operating Expenses

Payroll and related expenses for the three months ended June 30, 2025 were $737,794 compared to $1,134,084 for the three months ended June 30, 2024. This decrease was primarily caused by a decrease in the vesting of restricted stock units during the three months ended June 30, 2025 as compared to the prior year period.

Other operating expenses (general and administrative expenses and marketing and business development expenses) for the three months ended June 30, 2025 were $1,955,518 compared to $873,955 for the three months ended June 30, 2024. This increase was due to an overall increase in operating expenses spend during the three months ended June 30, 2025.

Other Income (Expense)

There was $49,873 of other income for the three months ended June 30, 2025, and $135,365 recognized for the three months ended June 30, 2024. Interest expense for the three months ended June 30, 2025 and 2024 was $935,963 and $823,509, respectively. The increase in interest expense resulted from an increase in notes payable balances during the three months ended June 30, 2025. There was a change in fair value of equity-based investments of $0 and $2,097,822 recognized for the three months ended June 30, 2025 and 2024, respectively.

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

Our operations for the six months ended June 30, 2025 and 2024 may not be indicative of our future operations.

Liquidity and Capital Resources

As of June 30, 2025 and December 31, 2024, we had an aggregate of $2,767,210 and $375,873, respectively, of cash and cash equivalents and short-term investments.

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

We continue to generate losses from operations. As of June 30, 2025, our stockholders’ equity was $23,739,021 compared to $(12,460,308) as of December 31, 2024, and we had an accumulated deficit of $105,852,621, compared to $98,532,083 as of December 31, 2024. Our net loss attributable to our common stockholders for the six months ended June 30, 2025 was $7,320,538 and net cash used in operating activities was $3,179,546.

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

Cash Flow Summary

	Six Months Ended June 30,
	2025	2024
Net cash provided by (used in):
Operating activities	$(3,179,546)	$(6,001,442)
Investing activities	(2,473,834)	(265,669)
Financing activities	8,044,717	7,245,444
Net increase (decreased) in cash and cash equivalents	$2,391,337	$978,333

Operating activities used net cash of $3,179,546 during the six months ended June 30, 2025, and used net cash of $6,001,442 during the six months ended June 30, 2024. Generally, our net operating cash flows fluctuate primarily based on changes in our profitability and working capital. Cash used in operating activities decreased by approximately $2,821,895.

Investing activities used net cash of $2,473,834 during the six months ended June 30, 2025, and $265,669 net cash during the six months ended June 30, 2024 an increase in cash used of $2,208,165. This amount resulted from $1,364,847 in purchases of property and equipment, $186,000 used for equity-based investment, $1,000,000 paid for a business acquisition and $77,013 cash received in business combination.

Financing activities provided net cash of $8,044,717 and $7,245,44 during the six months ended June 30, 2025 and 2024, respectively.  This amount resulted from $6,635,294 from the issuance of common stock, $1,634,809 in repayments of short-term notes payable, and proceeds of $3,044,232 from the issuances of short-term notes payable.

There can be no assurance that our customers will decide to and/or be able to proceed with these construction projects, or that we will ultimately recognize revenue from these projects in a timely manner or at all.

Off-Balance Sheet Arrangements

As of June 30, 2025 and December 31, 2024, we had no material off-balance sheet arrangements to which we are a party.

In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector. These agreements are typically with consultants and certain vendors. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of June 30, 2025.

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

Goodwill – The Company performs its impairment test of goodwill at the reporting unit level each fiscal year, or more frequently if events or circumstances change that would more likely than not reduce the fair value of its reporting unit below its carrying values. The Company performs a goodwill impairment test by comparing the fair value of the reporting unit with its carrying value and recognizes an impairment charge for the amount by which the carrying value exceeds the fair value, not to exceed the total amount of goodwill. The amount by which the carrying value of the goodwill exceeds its implied fair value, if any, is recognized as an impairment loss. There were no impairments during the six months ended June 30, 2025 or 2024.

Intangible assets – Intangible assets consist of $75,050 of website costs that are being amortized over 5 years and patents of $801,207 that are being recognized over 7 years. The amortization expense for the six months ended June 30, 2025 and 2024 was $62,076 and $6,834, respectively. The accumulated amortization as of June 30, 2025 and December 31, 2024 was $70,227 and $63,392, respectively.

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

The following is a reconciliation of EBITDA and Adjusted EBITDA to the nearest GAAP measure, net gain (loss) attributable to common stockholders:

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Net loss attributable to common stockholders of Safe & Green Holdings Corp.	$(4,573,870)	$(4,677,000)	$(7,320,538)	(9,113,031)
Addback interest expense	935,963	823,509	1,539,089	1,540,270
Addback interest income	—	—)	—	(9,570)
Addback depreciation and amortization	327,655	45,714	434,382	122,101
EBITDA (non-GAAP)	(3,310,252)	(3,807,777)	(5,347,067)	(7,460,230)
Common stock deemed dividend	—	—	—	1,638,149
Gain on deconsolidation-SG DevCorp (including noncontrolling interest portion)	—	—	—	(4,637,013)
Change in fair value of equity-based investments	—	—	311,560	3,112,803
Loss on disposition of equity-based investments	—	—	—	180,600
Addback litigation expense	—	—	—	312,245
Addback stock compensation expense	106,298	348,308	212,595	527,337
Adjusted EBITDA (non-GAAP)	$(3,203,954)	$(3,459,469)	$(4,822,912)	(6,326,109)

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

Changes in Internal Control over Financial Reporting

For the fiscal quarter ended June 30, 2025, there have been no changes in our internal control over financial reporting identified in connection with the evaluations required by Rule 13a-15(d) or Rule 15d-15(d) under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

At June 30, 2025 and December 31, 2024, we had cash and cash equivalents and a short-term investment, collectively, of $2,767,210 and $375,873 respectively.  If we are not successful with our efforts to increase revenue, we could experience a shortfall in cash over the next twelve months. If there is a shortfall, we may be forced to reduce operating expenses, among other steps, all of which would have a material adverse effect on our operations going forward.

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

The report of our independent registered public accounting firm contains a note stating that the accompanying financial statements have been prepared assuming we will continue as a going concern. At June 30, 2025 and December 31, 2024, we had cash and cash equivalents and a short-term investment, collectively, of $2,767,210 and $375,873, respectively.

We have incurred losses since inception, have negative working capital of $20,761,681 as of June 30, 2025 and have negative operating cash flows, which has raised substantial doubt about our ability to continue as a going concern. We expect our current cash and the proceeds from anticipated financings to be sufficient for working capital until we are cash flow positive, which we believe will be in the second half of 2025.

The loss of one or a few customers could have a material adverse effect on us.

A few customers have in the past, and may in the future, account for a significant portion of our revenues in any one year or over a period of several consecutive years. For example, for the six months ended June 30, 2025 approximately 81% of our revenue was generated from one customer and for the year ended December 31, 2024, approximately 87% of our revenue was generated from one customers. Although we have contractual relationships with many of our significant customers, our customers may unilaterally reduce or discontinue their contracts with us at any time. The loss of business from a significant customer could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our clients may adjust, cancel or suspend the contracts in our backlog; as such, our backlog is not necessarily indicative of our future revenues or earnings. In addition, even if fully performed, our backlog is not a good indicator of our future gross margins.

Backlog represents the total dollar amount of revenues we expect to record in the future as a result of performing work under contracts we have been awarded. Backlog may fluctuate significantly due to the timing of orders or awards for large projects and is not necessarily indicative of future backlog levels or the rate at which backlog will be recognized as revenue. We include in backlog only those contracts for which we have reasonable assurance that the customer can obtain the permits for construction and can fund the construction. As of December 31, 2024, our backlog totaled approximately $1.2 million and as of June 30, 2025, our backlog totaled approximately $1.2 million. Our backlog is described more in detail in “Note 10—Construction Backlog” of the notes to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. We cannot provide assurance that our backlog will be realized as revenues in the amounts reported or, if realized, will result in profits. In accordance with industry practice, substantially all of our contracts are subject to cancellation, termination or suspension at our customer’s discretion. In the event of a project cancellation, we generally would not have a contractual right to the total revenue reflected in our backlog. Projects can remain in backlog for extended periods of time because of the nature of the project and the timing of the particular services required by the project. In addition, the risk of contracts in backlog being cancelled or suspended generally increases during periods of widespread economic slowdowns or in response to changes in commodity prices.

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

At June 30, 2025, there were options, restricted stock units and warrants of 1,822, 404,925 and 993,551,519, respectively, outstanding that could potentially dilute future net income per share. Because the Company had a net loss as of March 31, 2025, it is prohibited from including potential common shares in the computation of diluted per share amounts. Accordingly, the Company has used the same number of shares outstanding to calculate both the basic and diluted loss per share. At March 31, 2024, there were no restricted stock units and options and warrants of 1,822 and 239,321, respectively, outstanding that could potentially dilute future net income per share.

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
Date: August 14, 2025