Form 10-Q
period 2025-09-30
SAFE & GREEN HOLDINGS CORP.
filed 2025-11-14
CIK 1023994

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 001-38037

SAFE & GREEN HOLDINGS CORP.

(Exact name of registrant as specified in its charter)

Delaware	95-4463937
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

990 Biscayne Blvd., Suite 501, Office 12, Miami, Florida	33132
(Address of principal executive offices)	(Zip Code)

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

As of November 12, 2025, the issuer had a total of 5,688,555 shares of the registrant’s common stock, $0.01 par value, outstanding.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

FORM 10-Q

TABLE OF CONTENTS

		Page Number
PART I. FINANCIAL INFORMATION		1
ITEM 1.	Financial Statements	1
	Condensed Consolidated Balance Sheets as of September 30, 2025 (Unaudited) and December 31, 2024	1
	Condensed Consolidated Statements of Operations for the Three Months and Nine Months Ended September 30, 2025 and 2024 (Unaudited)	2
	Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2025 and 2024 (Unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2025 and 2024 (Unaudited)	5
	Notes to Condensed Consolidated Financial Statements (Unaudited)	6
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Result of Operations	55
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	67
ITEM 4.	Controls and Procedures	67
PART II. OTHER INFORMATION		68
ITEM 1.	Legal Proceedings	68
ITEM 1A.	Risk Factors	68
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	71
ITEM 3.	Defaults Upon Senior Securities	71
ITEM 4.	Mine Safety Disclosures	71
ITEM 5.	Other Information	71
ITEM 6.	Exhibits	72
SIGNATURES		74

i

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	September 30, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,021,757	$375,873
Accounts receivable, net	248,748	105,479
Contract assets	48,351	2,536
Inventories	980,939	471,468
Prepaid expenses and other current assets	104,137	204,596
Total current assets	4,403,932	1,159,952

Oil and gas, on the basis of full cost accounting, net	3,713,189	—
Property, plant and equipment, net	4,119,086	3,965,426
Other non-current assets	87,048	196,432
Proved oil and gas reserves	1,560,000	—
Intangible assets, net	757,581	11,658
Investment in and advances to equity affiliates	220,000	738,056
Goodwill	39,244,842	—
Total Assets	$54,105,678	$6,071,524

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$13,027,721	$9,332,620
Contract liabilities	823,648	596,082
Lease liability, current maturities	—	66,821
Due to affiliates	3,124,727	1,716,244
Short-term notes payable, net	7,063,111	2,098,381
Total current liabilities	24,039,207	13,810,148

Long-term notes payable, net	5,130,914	4,721,684
Total liabilities	29,170,121	18,531,832

Stockholders’ equity (deficit):
Series A Preferred stock, $1.00 par value, 5,405,010 shares authorized; 3,848,640 and 0 issued and outstanding at September 30, 2025 and December 31, 2024, respectively	3,848,640	—
Series B Preferred stock, $1.00 par value, 60,000 shares authorized; 60,000 and 0 issued and outstanding at September 30, 2025 and December 31, 2024, respectively	60,000	—
Common stock, $0.01 par value, 75,000,000 shares authorized; 763,434 issued and 763,382 outstanding as of September 30, 2025 and 99,829 issued and 94,350 outstanding as of December 31, 2024	7,634	944
Additional paid-in capital	128,898,736	86,163,227
Common stock to be issued	3,381,436	—
Treasury stock, at cost 3,371 shares as of September 30, 2025 and December 31, 2024	(92,396)	(92,396)
Accumulated deficit	(111,168,493)	(98,532,083)
Total stockholders’ equity (deficit)	24,935,557	(12,460,308)
Total Liabilities and Stockholders’ Equity (Deficit)	$54,105,678	$6,071,524

The accompanying notes are an integral part of these condensed consolidated financial statements.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

	For the Three Months September 30,	For the Three Months Ended September 30,	For the Nine Months September 30,	For the Nine Months Ended September 30,
	2025	2024	2025	2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue:
Construction services	$820,883	$1,753,223	$1,840,520	$3,932,592
Oil and gas	125,637	—	187,275	—
Other	104,645	—	311,075	—
Total	1,051,165	1,753,223	2,338,870	3,932,592

Cost of revenue:
Construction services	1,087,966	1,878,799	3,352,859	3,618,031
Oil and gas	261,878	—	573,393	—
Other	9,493	—	39,013	—
Total	1,359,337	1,878,799	3,965,265	3,618,031

Gross (loss) profit	(308,172)	(125,576)	(1,626,395)	314,561

Operating expenses:
Payroll and related expenses	769,057	1,761,827	2,062,589	3,507,118
General and administrative expenses	1,397,717	275,156	4,147,907	1,513,100
Marketing and business development expenses	32,780	78,526	190,597	316,270
Total	2,199,554	2,115,509	6,401,093	5,336,488

Operating loss	(2,507,726)	(2,241,085)	(8,027,488)	(5,021,927)

Other income (expense):
Interest expense	(553,087)	(864,007)	(2,092,176)	(2,404,277)
Change in fair value of equity-based investment	—	(613,665)	(311,560)	(5,590,666)
Loss on disposition of equity-based investment	—	—	—	(320,408)
Loss on conversion of notes payable	(4,915,209)	—	(4,915,209)	—
Interest income	117,044	—	117,044	9,570
Other income	2,543,106	2,652	2,592,979	186,634
Total	(2,808,146)	(1,475,020)	(4,608,922)	(8,119,147)

Loss before income taxes	(5,315,872)	(3,716,105)	(12,636,410)	(13,141,074)
Income tax expense	—	—	—	—
Loss from continuing operations	(5,315,872)	(3,716,105)	(12,636,410)	(13,141,074)

Income from discontinued operations	—	—	—	2,684,678

Net loss	(5,315,872)	(3,716,105)	(12,636,410)	(10,456,396)

Common stock deemed dividend – reduction in conversion rate	—	—	—	(475,713)
Common stock deemed dividend - inducement	—	—	—	(1,162,436)

Net loss attributable to common stockholders	$(5,315,872)	$(3,716,105)	$(12,636,410)	$(12,094,545)

Net loss per share
Basic and diluted – continuing operations	$(12.68)	$(113.82)	$(56.41)	$(565.95)
Basic and diluted – discontinuing operations	$—	$—	$—	$115.62
Basic and diluted – total	$(12.68)	$(113.82)	$(56.41)	$(450.33)

Weighted average shares outstanding:
Basic and diluted	419,219	32,648	223,998	23,220

The accompanying notes are an integral part of these condensed consolidated financial statements.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (Unaudited)

For The Three and Nine Months Ended September 30, 2025 and 2024

	$1.00 Par Value Series A Preferred Stock		$1.00 Par Value Series B Preferred Stock		$0.01 Par Value Common Stock		Additional Paid-in	Common Stock to be	Treasury	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Issued	Stock	Deficit	(Deficit)
Balance at June 30, 2025	3,848,640	$3,848,640	—	—	189,385	$1,894	$125,833,504	$—	$(92,396)	$(105,852,621)	$23,739,021
Fractional share adjustment	—	—	—	—	4	—	—	—	—	—	—
Stock—based compensation	—	—	—	—			106,298	—	—	—	106,298
Issuance of common stock for services	—	—	—	—	4,017	40	14,763	—	—	—	14,803
Issuance of common stock – prefunded warrants	—	—	--	—	279,752	2,798	(1,888)	—	—	—	910
Conversion of notes payable and accrued interest	—	—		—	199,963	1,999	2,228,024	3,381,436	—	—	5,611,459
Forgiveness related party debt	—	—	—	—	90,313	903	778,035	—	—	—	778,938
Warrant to Preferred Stock Exchange	—	—	60,000	60,000	—	—	(60,000)	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	(5,315,872)	(5,315,872)
Balance at September 30, 2025	3,848,640	3,848,640	60,000	60,000	763,434	7,634	128,898,736	$3,381,436	(92,396)	(111,168,493)	24,935,557

	$1.00 Par Value Series A Preferred Stock		$1.00 Par Value Series B Preferred Stock		$0.01 Par Value Common Stock		Additional Paid-in	Common Stock to be	Treasury	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Issued	Stock	Deficit	(Deficit)
Balance at December 31, 2024	—	$—	—	—	94,349	$943	$86,163,228	$—	$(92,396)	$(98,532,083)	$(12,460,308)
Fractional share adjustment	—	—	—	—	4	—	—	—	—	—	—
Stock—based compensation	—		—	—	1,066	11	318,883	—	—	—	318,894
Issuance of stock in connection with acquisition	4,000,000	4,000,000	—	—	—	—	30,569,600	—	—	—	34,569,600
Forgiveness related party debt	—	—	—	—	90,313	903	2,053,451	—	—	—	2,054,354
Issuance of common stock in connection with debt issuance	—	—	—	—	4,594	46	332,003	—	—	—	332,049
Issuance of common stock, net of issuance costs	—	—	—	—	39,126	391	6,634,903	—	—		6,635,294
Issuance of Common stock for services	—	—	--		4,017	40	14,763	—	—	—	14,803
Issuance of Common stock – prefunded warrants	—	—	—	—	279,752	2,798	(1,888)	—	—	—	910
Conversion of notes payable and accrued interest	—	—	—	—	199,963	1,999	2,228,024	3,381,436	—	—	5,611,459
Issuance of stock for accrued interest	—	—		—	19,000	190	494,722	—	—	—	494,912
Preferred to common conversion	(151,360)	(151,360)	—	—	31,250	313	151,047	—	—	—	—
Warrant to Preferred Stock Exchange	—	—	60,000	60,000	—	—	(60,000)	—	—	—	—
Net loss	—	—			—	—	—	—	—	(12,636,410)	(12,636,410)
Balance at September 30, 2025	3,848,640	$3,848,640	60,000	60,000	763,434	$7,634	$128,898,736	$3,381,436	$(92,396)	$(111,168,493)	$24,935,557

The accompanying notes are an integral part of these condensed consolidated financial statements.

	$1.00 Par Value Series A Preferred Stock		$0.01 Par Value Common Stock		Additional Paid-in	Treasury	Accumulated	Noncontrolling	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Interests	(Deficit)
Balance at June 30, 2024	—	$—	27,312	$273	$78,648,256	$(92,396)	$(84,217,910)	$—	$(5,661,777)
Issuance of stock for accounts payable settlement	—	—	1,291	13	648,566	—	—	—	648,579
Stock-based compensation and issuance of RSU’s	—	—	6,445	64	570,298	—	—	—	570,362
Prefunded warrant exercise	—	—	234	2	13	—	—	—	15
	—	—	—	—
Net loss	—	—	—	—	—	—	(3,716,105)	—	(3,716,105)
Balance of September 30, 2024	—	$—	35,283	$353	$79,867,132	$(92,396)	$(87,934,015)	$—	$(8,158,926)

Balance at December 31, 2023	—	$—	13,772	$139	$69,012,093	$(92,396)	$(75,839,470)	$675,931	$(6,243,703)
Stock-based compensation and issuance of RSU’s	—	—	7,053	71	1,097,627	—	—	—	1,097,698
Common stock deemed dividend – inducement	—	—			1,162,436	—	(1,162,436)	—
Common stock deemed dividend – reduction in conversion rate	—	—	—	—	475,713		(475,713)	—	—
Cashless warrant exercise	—	—	178	2	(2)	—	—	—	—
Prefunded warrant exercise	—	—	4,599	46	(16)	—	—	—	30
Issuance of stock upon inducement	—	—	1,483	15	494,198	—	—	—	494,213
Issuance of common stock and warrants for debt issuance	—	—	234	2	251,539	—	—	—	251,541
Conversion of debt and interest	—	—	2,409	24	802,063	—	—	—	802,087
Fractional share adjustment	—	—	(1)	(1)	1	—	—	—	—
Issuance of common stock under EP Adjustment	—	—	209	2	28,865	—	—	—	28,867
Issuance of stock for accounts payable settlement	—	—	3,316	33	1,259,648	—	—	—	1,259,681
SG DevCorp equity transactions	—	—	—	—	1,692,601	—	—	1,290,917	2,983,518
Deconsolidation of SG DevCorp	—	—	—	—	—	—	—	(1,966,848)	(1,966,848)
Issuance of common stock	—	—	2,031	20	3,590,366				3,590,386
Net loss	—	—	—	—	—	—	(10,456,396)	—	(10,456,396)
Balance at September	—	$—	35,283	$353	$79,867,132	$(92,396)	$(87,934,015)	$—	$(8,158,926)

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	For the Nine Months Ended September 30, 2025	For the Nine Months Ended September 30, 2024
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss from continuing operations	$(12,636,410)	$(13,141,074)
Income from discontinued operations	—	2,684,678
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	518,563	189,869
Amortization of intangible assets	67,015	10,251
Issuance of stock for services	14,803	—
Amortization of deferred license costs	—	30,589
Amortization of debt issuance costs and debt discount	1,051,900	611,721
Amortization of right of use asset	—	866,800
Gain on deconsolidation – SG DevCorp	—	(4,637,013)
Loss on conversion of notes payable	4,915,209	-
Loss on disposition of equity-based investment	—	320,408
Change in fair value of equity-based investment	311,560	5,590,666
Stock-based compensation	318,894	1,097,698
Changes in operating assets and liabilities:
Accounts receivable	(93,851)	14,513
Contract assets	(45,815)	(173,775)
Inventories	(39,510)	(585,632)
Prepaid expenses and other current assets	100,459	(308,211)
Intangible assets	—	(23,920)
Accounts payable and accrued expenses	2,345,748	881,548
Lease liability	(66,821)	(1,139,751)
Contract liabilities	(324,934)	(611,934)
Project development and other assets	111,628	—
Due from affiliates	(366,433)	—
Net cash used in operating activities by continuing operations	(3,817,995)	(8,322,569)
Net cash used in operating activities by discontinued operations	—	(1,593,347)

Cash flows from investing activities:
Cash paid for business combination – Sherman Oil	(1,000,000)	—
Cash paid for business combination – County Line	(1,000,000)	—
Purchase of property, plant and equipment	(359,193)	(8,007)
Cash received in business combination - NAHD	77,013	—
Cash received from sale of equity-based investment		125,000
Project development costs	—	(154,089)
Investment in equity method investment	(186,000)	—
Net cash used in investing activities by continuing operations	(2,468,180)	(37,096)
Net cash used in investing activities by discontinued operations	—	(364,352)

Cash flows from financing activities:
Repayment of short term notes payable	(1,358,376)	(5,143,298)
Borrowings on short-term notes payable	3,654,231	8,013,745
Proceeds from warrant inducement	910	494,213
Prefunded warrant exercise	—	30
Issuance of common stock from EP Agreement	—	28,867
Issuance of common stock for cash	6,635,294	3,590,386
Net cash provided by financing activities by continuing operations	8,932,059	6,983,943
Net cash provided by financing activities by discontinued operations	—	3,576,166

Net increase in cash and cash equivalents	2,645,884	242,745

Cash and cash equivalents - beginning of period	375,873	14,212

Cash and cash equivalents - end of period	$3,021,757	$256,957

Supplemental disclosure of non-cash operating activities:
Assets and liabilities effected in deconsolidation
Cash	$—	$567,473
Assets held for sale	$—	$4,400,361
Prepaid expenses and other current assets	$—	$429,331
Property and equipment, net	$—	$1,194,117
Project development costs and other assets	$—	$91,490
Goodwill	$—	$1,810,787
Intangible assets	$—	$138,678
Investments in equity-based investments	$—	$3,642,607
Accounts payable and accrued expenses	$—	$1,600,294
Contingent consideration payable	$—	$945,000
Short-term notes payable	$—	$6,476,723
Cashless warrant exercise	$—	114
Fractional common share adjustment	$—	1
Common stock deemed dividend – warrant inducement	$—	$1,162,436
Common stock deemed dividend – conversion rate change	$—	$475,713
Conversion of short-term notes payable to common stock	$—	$802,086
Fair value of warrants issued with debt	$—	$251,541
Common stock issuance for accounts payable adjustment	$—	$1,259,681
Forgiveness of related party debt and investment	$2,054,354	$—
Common stock and warrants issued for debt	$332,049	$—
Common stock issued for conversion of accrued interest – related party	$494,912	$—
Common stock issued for conversion of preferred stock	$151,360	$—
Conversions of notes payable to common stock	$696,250	$—
Warrant to preferred stock exchange	$60,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Description of Business

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

On February 2, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and between the Company and New Asia Holdings, Inc., a Nevada corporation (“NAHD”), pursuant to which NAHD will be merged into a to-be-formed subsidiary of the Company (the “Merger”). Following the Merger, NAHD and its operating subsidiaries will be indirect, wholly owned subsidiaries of the Company. As merger consideration, the Company will issue four million (4,000,000) shares of Series A non-voting convertible preferred shares of the Company, par value $1.00 (the “Preferred Shares”), to NAHD’s shareholders, with each Preferred Share having the right to convert into fifteen (15) shares of common stock of the Company, provided, however, that any such conversion is subject to the approval by the Company’s common stockholders. The Merger Agreement contains conditions to the completion of the Merger, including the filing of the articles of incorporation and/or organization for the merger subsidiaries, and the adoption of board resolutions and/or sole member resolutions by the merger subsidiaries approving the Merger. On February 13, 2025, all of the closing conditions to the Merger Agreement were satisfied or waived, the Preferred Shares have been issued to NAHD’s shareholders, and the transactions set forth in the Merger Agreement have been fully completed and closed.

The Company operates in the following four segments: (i) construction; (ii) medical; (iii) oil and gas; and (iv) environmental. The construction segment designs and constructs modular structures built in the Company’s factories. In the medical segment, the Company uses its modular technology to (a) provide turnkey solutions to medical testing and treatment and to generate revenue from the medical testing and point of care treatment in our medical suites and (b) sell and lease medical suites and privacy pods. The environmental segment consists of a sustainable medical and waste management solution that collects waste and treats waste for safe disposal.

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

Construction

During 2020, the Company formed SG Echo, LLC as a wholly owned subsidiary (“SG Echo”). The Company acquired substantially all the assets of Echo DCL (“Echo”), a Texas limited liability company, except for Echo’s real estate holdings for which the Company obtained a right of first refusal. Echo is a container/modular manufacturer based in Durant, Oklahoma specializing in the design and construction of permanent modular and temporary modular buildings and was one of the Company’s key supply chain partners. Echo caters to the military, education, administration facilities, healthcare, government, commercial and residential customers. This acquisition has allowed the Company to expand its reach for the modules and offer an opportunity to vertically integrate a large portion of the Company’s cost of goods sold, as well as increase margins, productivity and efficiency in the areas of design, estimating, manufacturing and delivery and to become the manufacturer of the Company’s core container and modular product offerings.

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

Oil and Gas

In connection with the Company’s acquisition of NAHD the Company now operates in the oil and gas industry. During 2024, NAHD acquired Olenox Corp. (“Olenox”), a Wyoming corporation. Olenox is an advanced energy company with three vertically integrated business units: Oil & Gas Production, Energy Services, and Energy Technologies. The company specializes in acquiring and revitalizing underdeveloped energy assets, leveraging proprietary plasma pulse and ultrasonic cleaning tools to enhance production efficiency while reducing environmental impact. Olenox’ strategic focus on distressed oil and gas fields in Texas, Oklahoma, and Kansas has resulted in significant production growth, positioning the company for long-term success in the energy sector. Additionally, during 2024, NAHD acquired Machfu, Inc. (“Machfu”), a Delaware corporation. Machfu is a leader in industrial Internet of Things (“IoT”), with its flagship MachGateway® and Edge-to-Enterprise™ software solutions enabling seamless connectivity between legacy systems and modern digital infrastructure. With over 20,000 gateways deployed worldwide, Machfu’s technology enhances operational efficiency, predictive maintenance, and real-time analytics for industries including oil & gas, utilities, and manufacturing.

Environmental

During 2022, SG Environmental Solutions Corp. (“SG Environmental”) was formed and is focused on biomedical waste removal and plans to utilize a patented technology that it licenses to shred and disinfect biomedical waste, rendering the waste disinfected, unrecognizable, and of no greater risk to the public health than residential household waste.

Reverse Stock Split

On May 2, 2024, the Company effected a 1-for-20 reverse stock split of its then-outstanding common stock (the “May Stock Split”). All share and per share amounts set forth in the consolidated financial statements of the Company have been retroactively restated to reflect the 1-for-20 reverse stock split as if it had occurred as of the earliest period presented and unless otherwise stated, all other share and per share amounts for all periods presented in this Quarterly Report on Form 10-Q for the period ended September 30, 2025 have been adjusted to reflect the reverse stock split effected in May 2024.

On September 8, 2025, the Company effected a 1-for-64 reverse stock split of its then-outstanding common stock (the “September Stock Split”). All share and per share amounts set forth in the consolidated financial statements of the Company have been retroactively restated to reflect the 1-for-64 reverse stock split as if it had occurred as of the earliest period presented and unless otherwise stated, all other share and per share amounts for all periods presented in this Quarterly Report on Form 10-Q for the period ended September 30, 2025 have been adjusted to reflect the reverse stock split effected in September 2025.

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

As of September 30, 2025, the Company had cash and cash equivalents of $3,021,757 and a backlog of $575,571. See Note 10 for a discussion of construction backlog. Based on its conversations with key customers, the Company anticipates its backlog to convert to revenue over the following period:

2025
Within 1 year	$575,571
Total Backlog	$575,571

The Company has incurred losses since its inception, has negative working capital of $19,635,275 as of September 30, 2025 and has negative operating cash flows, which has raised substantial doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of the uncertainty concerning the Company’s ability to continue as a going concern.

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

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

4.	Summary of Significant Accounting Policies

Basis of presentation and principals of consolidation – The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 8 Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. The condensed financial statements and notes should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the Securities and Exchange Commission on April 1, 2025. In the opinion of management, all adjustments, consisting of normal accruals, considered necessary for a fair presentation of the interim financial statements have been included. Results for the nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

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

The Company recognizes revenue from its interests in oil and gas properties when control of the commodity transfers to the purchaser, which typically occurs at the delivery point designated in the sales contract. Revenue is derived from the Company’s proportionate share of oil and gas production under lease agreements. The Company does not operate the properties but receives its share of production based on its working interest or royalty interest. The Company’s other revenue is related to subscription services, of which revenue is recognized over time as services are provided.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

4.	Summary of Significant Accounting Policies (continued)

Disaggregation of Revenues

The Company’s revenues are primarily derived from construction related to modules projects. The Company’s contracts are with customers in various industries. Revenue recognized over time was $2,151,595 and $3,932,592, respectively, for the nine months ended September 30, 2025 and 2024. Revenue recognized over time was $925,528 and $1,753,223, respectively, for the three months ended September 30, 2025 and 2024. Revenue recognized at a point in time was $187,275 and $0, respectively, for the nine months ended September 30, 2025 and 2024. Revenue recognized at a point in time was $125,637 and $0, respectively, for the three months ended September 30, 2025 and 2024.

The following tables provide further disaggregation of the Company’s revenues by categories:

	Three Months Ended September 30,
Revenue by Customer Type	2025		2024
Construction and Engineering Services:
Hotel/Hospitality	$—	—%	$—	—%
Office	820,883	78%	1,753,223	100%
Subtotal	820,883	78%	1,753,223	100%
Other:
Oil and gas	125,637	12%	—	—
Subscription	104,645	10%	—	—%
Total revenue by customer type	$1,051,165	100%	$1,753,223	100%

	Nine Months Ended September 30,
Revenue by Customer Type	2025		2024
Construction and Engineering Services:
Hotel/Hospitality	$—	—	$181,719	5%
Office	1,840,520	79%	3,750,873	95%
Subtotal	1,840,520	79%	3,932,592	100%
Other:
Oil and gas	187,275	8%	—	—%
Subscription	311,075	13%	—	—%
Total revenue by customer type	$2,338,870	100%	$3,932,592	100%

Contract Assets and Contract Liabilities

Accounts receivable is recognized in the period when the Company’s right to consideration is unconditional. Accounts receivable is recognized net of an allowance for credit losses. A considerable amount of judgment is required in assessing the likelihood of realization of receivables.

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

The Company acquired an investment in Winchester LLC in the amount of $220,000. The Company currently holds a 49% interest and accounts for its investment under the equity method. There has been no activity in the underlying investment as of September 30, 2025.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

4.	Summary of Significant Accounting Policies (continued)

Cash and cash equivalents – The Company considers cash and cash equivalents to include all short-term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less upon acquisition. Cash and cash equivalents totaled $3,021,757 and $375,873 as of September 30, 2025, and December 31, 2024, respectively.

Short-term investment – The Company classifies investments consisting of a certificate of deposit with a maturity greater than three months but less than one year as short-term investment.  The Company had no short-term investment as of September 30, 2025 or December 31, 2024, respectively.

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

Inventory – Raw construction materials (primarily shipping containers and fabrication materials) are valued at the lower of cost (first-in, first-out method) or net realizable value. Finished goods and work-in-process inventories are valued at the lower of cost or net realizable value, using the specific identification method. As of September 30, 2025 and December 31, 2024, there was inventory of $506,618 and $471,468, respectively, for construction materials. As of September, 30, 2025, there was inventory of $474,321 related to Machfu business operations.

Goodwill – The Company performs its impairment test of goodwill at the reporting unit level each fiscal year, or more frequently if events or circumstances change that would more likely than not reduce the fair value of its reporting unit below it’s carrying values. The Company performs a goodwill impairment test by comparing the fair value of the reporting unit with it’s carrying value and recognizes an impairment charge for the amount by which the carrying value exceeds the fair value, not to exceed the total amount of goodwill. The amount by which the carrying value of the goodwill exceeds its implied fair value, if any, is recognized as an impairment loss. There were no impairments during the September 30, 2025 or 2024.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

4.	Summary of Significant Accounting Policies (continued)

Intangible assets – Intangible assets consist of $75,050 of website costs that are being amortized over 5 years and patents of $812,938 that are being recognized over 7 years. The amortization expense for the nine months ended September 30, 2025 and 2024 was $67,015 and $10,251, respectively. The accumulated amortization as of September 30, 2025 and December 31, 2024 was $130,407 and $63,392, respectively.

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

Oil and Gas Properties – The Company uses the full cost method of accounting for its investment in oil and natural gas properties. Under this method of accounting, all costs associated with acquisition, exploration and development of oil and gas reserves, including directly related overhead costs, are capitalized. General and administrative costs related to production and general overhead are expensed as incurred.

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

Limitation on Capitalized Costs – Under the full-cost method of accounting, we are required, at the end of each reporting date, to perform a test to determine the limit on the book value of our oil and natural gas properties (the “Ceiling” test). If the capitalized costs of our oil and natural gas properties, net of accumulated amortization and related deferred income taxes, exceed the Ceiling, this excess or impairment is charged to expense. The expense may not be reversed in future periods, even though higher oil and natural gas prices may subsequently increase the Ceiling. The Ceiling is defined as the sum of:

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

Oil and Gas Reserves – Reserve engineering is a subjective process that is dependent upon the quality of available data and the interpretation thereof, including evaluations and extrapolations of well flow rates and reservoir pressure. Estimates by different engineers often vary sometimes significantly. In addition, physical factors such as the results of drilling, testing and production subsequent to the date of an estimate, as well as economic factors such as changes in product prices, may justify revision of such estimates. Because proved reserves are required to be estimated using recent prices of the evaluation, estimated reserve quantities can be significantly impacted by changes in product prices.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

4.	Summary of Significant Accounting Policies (continued)

Depreciation, depletion, and Amortization and Accretion – The estimates of proved reserves materially impact depreciation, depletion, amortization and accretion (“DD&A”) expense. If the estimates of proved reserves decline, the rate at which we record DD&A expense will increase, reducing future net income. Such a decline may result from lower market prices, which may make it uneconomic to drill for and produce from higher-cost fields.

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

As of September 30, 2025, the asset retirement obligations amounted to $316,995 and is included in accounts payable and accrued expense on the accompanying condensed consolidated balance sheet. Additionally, as of September 30, 2025 $185,074 is included in oil and gas, on the basis of full cost accounting, net on the accompanying condensed consolidated balance sheet for the Company’s asset retirement obligation asset balance.

Proved Reserves – As of September 30, 2025, all of the Company’s oil and gas reserves are proved reserves. Such amount was acquired in the Merger. Estimates of our proved reserves included in this report are prepared in accordance with U.S. SEC guidelines for reporting corporate reserves and future net revenue. The accuracy of a reserve estimate is a function of:

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

Common stock purchase warrants and other derivative financial instruments – The Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) provides a choice of net-cash settlement or settlement in the Company’s own shares (physical settlement or net-share settlement) providing that such contracts are indexed to the Company’s own stock. The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if any event occurs and if that event is outside the Company’s control) or (ii) gives the counterparty a choice of net-cash settlement or settlement shares (physical settlement or net-cash settlement). The Company assesses classification of common stock purchase warrants and other free-standing derivatives at each reporting date to determine whether a change in classification between assets and liabilities or equity is required.

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

Fair value measured as of September 30, 2025
	Total at September 30,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2025	(Level 1)	(Level 2)	(Level 3)
Assets
Equity-based investment – SG DevCorp	$—	$—	$—	$—

	Fair value measured as of December 31, 2024
	Total at September 30,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2025	(Level 1)	(Level 2)	(Level 3)
Assets
Equity-based investment – SG DevCorp	$738,056	$738,056	$—	$—

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

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, extending key provisions of the 2017 Tax Cuts and Jobs Act including, but not limited to, the restoration of 100% bonus depreciation, the introduction of new Section 174A permitting immediate expensing of domestic research and experimental expenditures, modifications to Section 163(j) interest expense limitations, updates to the rules governing global intangible low-taxed income, amendments to energy credit provisions, and the expansion of Section 162(m) aggregation requirements. The Company is currently assessing the impact of the OBBBA and an estimate of the impact on the Company’s consolidated financial statements is not yet available.

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

With respect to receivables, concentrations of credit risk are limited to a few customers in the construction industry. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers other than normal lien rights. At September 30, 2025 and December 31, 2024, 100% of the Company’s gross accounts receivable were due from three customers.

Revenue relating to two and one customer represented approximately 71% and 84% of the Company’s total revenue for the three months ended September 30, 2025 and 2024, respectively. Revenue relating to two and one customer represented approximately 65% and 75%, for the nine months ended September 30, 2025 and 2024, respectively.

There were no vendors representing 10% or more of the Company’s total cost of revenue for the three months or nine months ended September 30, 2025 and 2024. The Company believes it has access to alternative suppliers, with limited disruption to the business, should circumstances change with its existing suppliers.

Other income – In 2020, the World Health Organization publicly characterized COVID-19 as a pandemic. The Company recognized a substantial amount of incremental costs during the pandemic, including costs to compensate employees who were not able to work due to facility closures, reduced work schedules or health related reasons. The Coronavirus Aid, Relief, and Economic Security Act was signed into law in March 2020, which provided, among other things, an employee retention credit to eligible employers who paid qualified wages to employees during the pandemic. The employee retention credit represents a government grant. The Company’s policy is to recognize government grants when they are reasonably assured of receipt. The company recognized employee retention tax credits totaling $592,253 during the nine months ended September 30, 2025, after concluding the recognition threshold had been met. All such credits were classified as other income.

Additionally, during the nine months ended September 30, 2025, the Company received $2,000,000 from a legal settlement and disclosed in Note 15.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

5.	Accounts Receivable

At September 30, 2025 and December 31, 2024, the Company’s accounts receivable consisted of the following:

	2025	2024
Billed:
Construction services	$435,053	$372,274
Other	80,490	—
Total gross receivables	515,543	372,274
Less: allowance for credit losses	(266,795)	(266,795)
Total net receivables	$248,748	$105,479

Receivables are evaluated for collectability and allowances for potential losses are established or maintained on applicable receivables.

6.	Contract Assets and Contract Liabilities

Costs and estimated earnings on uncompleted contracts, which represent contract assets and contract liabilities, consisted of the following at September 30, 2025 and December 31, 2024:

	2025	2024
Costs incurred on uncompleted contracts	$3,149,502	$3,161,295
Provision for loss on uncompleted contracts	—	—
Estimated earnings to date on uncompleted contracts	(1,266,645)	(687,903)
Gross contract assets	1,882,857	2,473,392
Less: billings to date	(2,105,654)	(3,066,938)
Net contract liabilities on uncompleted contracts	$(222,797)	$(593,546)

The above amounts are included in the accompanying condensed consolidated balance sheets under the following captions at September 30, 2025 and December 31, 2024.

	2025	2024
Contract assets	$48,351	$2,536
Contract liabilities	(271,148)	(596,082)
Net contract liabilities on uncompleted contracts	$(222,797)	$(593,546)

Although management believes it has established adequate procedures for estimating costs to complete on open contracts, it is at least reasonably possible that additional significant costs could occur on contracts prior to completion. The Company periodically evaluates and revises its estimates and makes adjustments when they are considered necessary.

Additionally, at September 30, 2025 contract liabilities include $552,500 of advanced payments from customers on certain contracts. The total amount of contract liabilities amounted to $823,648 and $596,082 as of September 30, 2025 and December 31, 2024, respectively.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

7.	Oil and Gas Properties and Property, plant and equipment

Oil and gas properties include the cost of properties, equipment and facilities for oil and natural-gas producing activities, excluding any asset retirement obligations. At September 30, 2025, the Company’s oil and gas properties, net consisted of the following:

2025
Oil and gas properties	$3,991,898
Less: accumulated depreciation	(278,709)
$3,713,189

Included in oil and gas, on the basis of full cost accounting, net on the accompanying condensed consolidated balance sheet is $185,074 for the Company’s asset retirement obligation asset balance.

Property, plant and equipment are stated at cost less accumulated depreciation and amortization and depreciated using the straight-line method over their useful lives. At September 30, 2025 and December 31, 2024, the Company’s property, plant and equipment, net consisted of the following:

	2025	2024
Computer equipment and software	$194,216	$100,370
Furniture and other equipment	24,737	16,251
Models	400	—
Leasehold improvements	11,991	11,991
Equipment and machinery	834,934	770,939
Automobiles	362,122	4,638
Building	4,437,663	3,447,763
Property, plant and equipment	5,866,063	4,351,952
Less: accumulated depreciation	(1,746,977)	(386,526)
	$4,119,086	$3,965,426

Depreciation expense for the nine months ended September 30, 2025 and 2024 amounted to $518,563 and $189,869, respectively. Depreciation expense for the three months ended September 30, 2025 and 2024 amounted to $119,720 and $105,191, respectively.

8.	Notes Payable

Authority Loan Agreement

On October 29, 2021, SG Echo entered into a Loan Agreement (the “Authority Loan Agreement”) with the Durant Industrial Authority (the “Authority”) pursuant to which it issued to the Authority a non-interest bearing Forgivable Promissory Note in the principal amount of $750,000 (the “Forgivable Note”) in exchange for $750,000 to be used for renovation improvements related to the Company’s approximately 58,000 square-foot manufacturing facility in Durant, Oklahoma. The Forgivable Note is due on April 29, 2029 and guaranteed by the Company, provided that, if no event of default has occurred under the Forgivable Note or the Authority Loan Agreement, one-third (1/3) of the balance of the Forgivable Note will be forgiven on April 29, 2027, one-half (1/2) of the balance of the Forgivable Note will be forgiven on April 29, 2028, and the remainder of the balance of the Forgivable Note will be forgiven on April 29, 2029. The Loan Agreement includes a covenant by SG Echo to employ a minimum of 75 full-time employees in Durant, Oklahoma and pay them no less than 1.5 times the federal minimum wage, and provides SG Echo 24 months to comply with the provision. As of September 30, 2025 and December 31, 2024 the outstanding balance amounted to $750,000. Additionally, as of September 30, 2025, the above requirements have not been met for the outstanding balance to be forgiven, however the Company has a cure period of twenty four months.

See Note 15, for additional information regarding litigation between the Company and Authority.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

8.	Notes Payable (continued)

Cash Advance Agreements

On July 31, 2024, SG Building entered into a Cash Advance Agreement (the “July Cash Advance Agreement”) with Cedar Advance LLC (“Cedar”)pursuant to which SG Building sold to Cedar $1,957,150 of its future receivables for a purchase price of $1,350,000, less underwriting fees and expenses paid and the repayment of prior amounts due Cedar, for net funds provided of $285,180, which are net of repayment of prior Cedar Cash Advance Agreements

Pursuant to the July Cash Advance Agreement, Cedar is expected to withdraw $49,150 a week directly from SG Building until the $1,957,150 due to Cedar under the July Cash Advance Agreement is paid in full. In the event of a default (as defined in the July Cash Advance Agreement), Cedar, among other remedies, can demand payment in full of all amounts remaining due under the July Cash Advance Agreement. SG Building’s obligations under the July Cash Advance Agreement have been guaranteed by SG Echo. The July Cash Advance Agreement is currently in default. As of September 30, 2025 and December 31, 2024 the outstanding balance amounted to $1,526,699 and $1,536,700, respectively.

On August 27, 2024, SG Building entered into a Cash Advance Agreement (the “Pawn Cash Advance Agreement”) with Pawn Funding (“Pawn”) pursuant to which SG Building sold to Pawn $599,600 of its future receivables for a purchase price of $400,000, less underwriting fees and expenses paid and the repayment of prior amounts due Pawn, for net funds provided of $360,000. Pursuant to the Pawn Cash Advance Agreement, Pawn is expected to withdraw $4,999.67 a week directly from SG Building until the $599,600 due to Pawn is paid in full. In the event of a default (as defined in the Pawn Cash Advance Agreement), Pawn, among other remedies, can demand payment in full of all amounts remaining due under the Pawn Cash Advance Agreement. As of September 30, 2025 and December 31, 2024 the outstanding balance amounted to $249,830.

On December 17, 2024, SG Building entered into a Cash Advance Agreement (the “December Cash Advance Agreement”) with Cedar pursuant to which SG Building sold to Cedar $194,500 of its future receivables for a purchase price of $138,000, less underwriting fees and expenses paid, for net funds provided of $125,000. Pursuant to the Cedar Cash Advance Agreement, Cedar is expected to withdraw $4,900 a week directly from SG Building until the $194,500 due to Cedar is paid in full. In the event of a default (as defined in the Cedar Cash Advance Agreement), Cedar, among other remedies, can demand payment in full of all amounts remaining due under the Cedar Cash Advance Agreement. As of September 30, 2025 and December 31, 2024 the outstanding balance amounted to $57,272 and $184,700, respectively.

On December 24, 2024, SG Building entered into a Cash Advance Agreement (the “December Cash Advance Agreement 2”) with Cedar”) pursuant to which SG Building sold to Cedar $203,000 of its future receivables for a purchase price of $140,000, less underwriting fees and expenses paid, for net funds provided of $126,000. Pursuant to the December Cedar Cash Advance Agreement 2, Cedar is expected to withdraw $5,000 a week directly from SG Building until the $203,000 due to Cedar is paid in full. In the event of a default (as defined in the Cedar Cash Advance Agreement), Cedar, among other remedies, can demand payment in full of all amounts remaining due under the Cedar Cash Advance Agreement. As of September 30, 2025 and December 31, 2024 the outstanding balance amounted to $132,898 and $203,000, respectively.

On January 22, 2025, SG Building entered into a Cash Advance Agreement (the “Core Cash Advance Agreement”) with Core Funding Source LLC (“Core”) pursuant to which SG Building sold to Pawn $104,930 of its future receivables for a purchase price of $70,000, less underwriting fees and expenses paid, for net funds provided of $63,000. Pursuant to the Core Cash Advance Agreement, Core is expected to receive $2,998 a day directly from SG Building until the $104,930 due to Core is paid in full. In the event of a default (as defined in the Core Cash Advance Agreement), Core, among other remedies, can demand payment in full of all amounts remaining due under the Core Cash Advance Agreement. As of September 30, 2025 the outstanding balance amounted to $0.

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

In the event of default (as defined in the Enhanced Loan Agreement), Enhanced, among other remedies, can demand all amounts and/or liabilities owing from time to time by SG Echo to Enhanced pursuant to the Enhanced Loan Agreement and the Enhanced Note (with accrued interest thereon) and all other amounts owing under the Enhanced Loan Agreement due and payable. As of September 30, 2025 and December 31, 2024 the outstanding balance amounted to $4,000,000.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

8.	Notes Payable (continued)

Galvin Promissory Note

On December 14, 2023, the Company entered into a promissory note with Paul Galvin, the Company’s Chairman and CEO, for $75,000 (“Galvin Note Payable”). The note shall not accrue interest, and the entire unpaid principal balance is due December 14, 2024. During the three months ended March 31, 2024 the Company entered into an additional promissory note with Mr. Galvin in the amount of $10,000. The note shall not accrue interest, and the entire unpaid principal balance is due December 14, 2024. During the three months ended, $0 in principal payments were made. The Galvin Note Payable is currently in default. As of September 30, 2025 and December 31, 2024 the outstanding balance amounted to $17,805 and $17,000, respectively.

1800 Diagonal Note

On March 5, 2024, the Company issued a promissory note (the “1800 Diagonal Note”) in favor of 1800 Diagonal Lending LLC (“1800 Diagonal”) in the aggregate principal amount of $149,500 pursuant to a Securities Purchase Agreement, dated March 5, 2024 (the “SPA”).

The 1800 Diagonal Note was purchased by 1800 Diagonal for a purchase price of $130,000, representing an original issue discount of $19,500. A one-time interest charge of ten percent (10%) (the “Interest Rate”) will be applied on the issuance date to the Principal. Under the terms of the 1800 Diagonal Note, beginning on April 15, 2024, the Company is required to make nine monthly payments of accrued, unpaid interest and outstanding principal, subject to adjustment, in the amount of $18,272,23. The Company shall have a five-business day grace period with respect to each payment. Any amount of principal or interest on this 1800 Diagonal Note which is not paid when due will bear interest at the rate of 22% per annum from the due date thereof until the same is paid (“Default Interest”). The Company has right to accelerate payments or prepay in full at any time with no prepayment penalty.

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

After an event of default, at any time following the six month anniversary of the 1800 Diagonal Note, 1800 Diagonal will have the right, to convert all or any part of the outstanding and unpaid amount of the 1800 Diagonal Note into shares of the Company’s common stock at a conversion price equal to the greater of $0.08 ($5.12 as adjusted for the September Stock Split) or 65% multiplied by the lowest closing bid price during the 10 trading days prior to the conversion date (representing a discount rate of 35%). The 1800 Diagonal Note may not be converted into shares of the Company’s common stock if the conversion would result in 1800 Diagonal and its affiliates owning an aggregate of in excess of 4.99% of the then outstanding shares of the Company’s common stock. In addition, unless the Company obtains shareholder approval of such issuance, the Company shall not issue a number of shares of its common stock under 1800 Diagonal Note, which when aggregated with all other securities that are required to be aggregated for purposes of Nasdaq Rule 5635(d), would exceed 19.99% of the shares of the Company’s common stock outstanding as of the date of definitive agreement with respect to the first of such aggregated transactions (the “Conversion Limitation”). Upon the occurrence of an event of default as a result of the Company being delisted from Nasdaq, the Conversion Limitation shall no longer apply. As of September 30, 2025 and December 31, 2024 the outstanding balance amounted to $0 and $135,334, respectively.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

8.	Notes Payable (continued)

On August 28, 2024, the Company issued a promissory note (the “August 1800 Diagonal Note”) in favor of 1800 Diagonal in the principal amount of $290,000 for a purchase price of $250,000, representing an original issue discount of $40,000. A one-time interest charge of twelve percent (12%) be applied on the issuance date to the principal balance. Under the terms of the August 1800 Diagonal Note, beginning on February 28, 2025, the Company is required to make five monthly payments of accrued, unpaid interest and outstanding principal, subject to adjustment, in the amount of $40,600, with $162,400 being due on February 28, 2025. The Company has right to accelerate payments or prepay in full at any time with no prepayment penalty. The connection with the August 1800 Diagonal Note, the Company incurred $8,000 in debt issuance costs. The August 1800 Diagonal Note has default terms similar to the 1800 Diagonal Note as described above. As of September 30, 2025 and December 31, 2024 the outstanding balance amounted to $0 and $290,000, respectively.

On January 22, 2025, the Company issued a promissory note (the “January 1800 Diagonal Note”) in favor of 1800 Diagonal in the principal amount of $143,750 for a purchase price of $125,000, representing an original issue discount of $18,750. A one-time interest charge of twelve percent (15%) be applied on the issuance date to the principal balance. Under the terms of the January 1800 Diagonal Note, beginning on February 28, 2025, the Company is required to make nine monthly payments of accrued, unpaid interest and outstanding principal, subject to adjustment, in the amount of $18,368, with $165,310 being due on February 28, 2025. The Company has right to accelerate payments or prepay in full at any time with no prepayment penalty. The connection with the January 1800 Diagonal Note, the Company incurred $8,000 in debt issuance costs. The January 1800 Diagonal Note has default terms similar to the 1800 Diagonal Note as described above. As of September 30, 2025 the outstanding balance amounted to $0.

During the nine months ended September 30, 2025, 1800 Diagonal converted their entire remaining principal balance into 9,963 shares of common stock. The conversions were not within the terms of the underlying agreements and the Company recorded a loss on conversion of notes payable in the amount of $189,722 during the nine months ended September 30, 2025.

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

Firstfire will have the right, on any calendar day, at any time on or after the Issue Date, to convert all or any portion of the then-outstanding Principal and interest (including any Default Interest) into fully paid and non-assessable shares of common stock, par value $0.01 per share, of the Company (the “Common Stock”). The per share conversion price into which the Principal, interest (including any Default Interest) shall be equal to $0.65 ($7.80 as adjusted for the September Stock Split), subject to adjustment as provided in the Note (the “Conversion Price”). If at any time the Conversion Price for any conversion would be less than the par value of the Common Stock, then at the sole discretion of the Lender, the Conversion Price may equal such par value for such conversion, and the conversion amount shall be increased to include Additional Principal (where “Additional Principal” means such additional amount to be added to the conversion amount to the extent necessary to cause the number of conversion shares issuable upon such conversion to equal the same number of conversion shares as would have been issued if the Conversion Price had not been adjusted by the Lender to the par value price. The Lender shall be entitled to deduct $1,750 from the conversion amount in each notice of conversion to cover Lender’s fees associated with each notice of conversion. The Note may not be converted into shares of the Company’s common stock if the conversion would result in the Lender and its affiliates owning an aggregate of in excess of 4.99% of the then-outstanding shares of the Company’s common stock.

In connection with the issuance of the Note and the SPA, the Company will issue to the Lender common stock purchase warrants (the “Warrant”), which shall be exercisable into 450,000 shares of Common Stock (37,500 as adjusted for the September Stock Split). The relative fair value of the warrants amounted to $158,883 and are recorded as a debt discount to the underlying Note.

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

After an Event of Default, in addition to all other rights under the Note, the Lender shall have the right to convert any portion of the Note at any time at a price per share equal to the Alternate Price. The “Alternate Price” shall mean the lesser of (i) the applicable conversion price under the Note, (ii) the closing price of the Common Stock on the date of the Event of Default, or (iii) $0.52 ($33.28 as adjusted for the September Stock Split). As of September 30, 2025 the outstanding balance amounted to $0.

Tysadco

On March 6, 2025, the Company closed and issued a promissory note (the “Note”) in favor of Tysadco Partners LLC (the “Tysadco”), with an effective date of February 25, 2025, in the aggregate principal amount up to $1,875,000 (the “Principal”), and an accompanying Securities Purchase Agreement (the “SPA”). All outstanding Principal and interest shall be due on November 30, 2025 (the “Maturity Date”). The Note was purchased for up to $1,500,000, representing an original issue discount of twenty-five percent (25%), equal to $375,000 if the Note is fully funded. The Note shall bear interest at twelve percent (12%) interest per annum. Tysadco has the right to convert all or any portion of the then-outstanding Principal and interest into fully paid and non-assessable shares of common stock of the Company, par value $0.01 per share (the “Conversion Shares”). The per share conversion price into which the Principal and interest converts shall be fifty cents ($0.50) per share ($32 as adjusted for the September Stock Split). Among others, the following shall be considered events of default under the Note (each an “Event of Default”): if the Company fails to pay the Principal or interest when due under the Note; if the Company fails to issue Conversion Shares to Tysadco upon exercise by Tysadco of the conversion rights under the Note; or if the Company breaches any covenant, agreement, or other term or condition of the Note or the accompanying SPA. Upon the occurrence of an Event of Default, then the outstanding balance shall immediately increase to 125% of the outstanding balance immediately prior to the occurrence of the Event of Default, and a daily penalty of $500 will accrue until the default is remedied.

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

In connection with the issuance of the Note and the SPA, the Company will issue 294,000 shares of Common Stock (4,594 as adjusted for the September Stock Split) (the “Commitment Shares”) as additional consideration for the purchase of the Note. As of September 30, 2025 the outstanding balance amounted to $0.

During the nine months ended September 30, 2025, Tysadco and the Company entered into an agreement to convert their entire principal balance into 515,625 shares of common stock, of which 190,000 shares of common stock were formally issued as of September 30, 2025 (“Tysadco Conversion”). The Company recorded common stock to be issued in the amount of $3,381,436 for the value of the remaining shares to be issued. The conversion was not within the terms of the underlying agreements and the Company recorded a loss on conversion of notes payable in the amount of $4,725,487 during the nine months ended September 30, 2025.

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

GSA will have the right to convert all or any portion of the then-outstanding Principal and interest including any Default Interest (as defined in the Note) into fully paid and non-assessable shares of common stock of the Company, par value $0.01 per share (the “Common Stock”). Such conversion right is wholly contingent and subject to the approval of such conversion by a sufficient amount of holders of the Company’s common stock to satisfy the shareholder approval requirements for such action as provided in Nasdaq Rule 5635(d) (“Shareholder Approval”). GSA may, on any calendar day, at any time after Shareholder Approval of such conversion, convert all or any portion of the then-outstanding Principal and interest (including any Default Interest) into fully paid and non-assessable share of common stock, par value $0.01 per share, of the Company (the “Common Stock”). The per share conversion price into which the Principal, interest (including any Default Interest) shall be equal to $0.65 ($41.60 as adjusted for the September Stock Split), subject to adjustment as provided in the Note (the “Conversion Price”). If at any time the Conversion Price for any conversion would be less than the par value of the Common Stock, then at the sole discretion of GSA, the Conversion Price may equal such par value for such conversion, and the conversion amount shall be increased to include Additional Principal (where “Additional Principal” means such additional amount to be added to the conversion amount to the extent necessary to cause the number of conversion shares issuable upon such conversion to equal the same number of conversion shares as would have been issued if the Conversion Price had not been adjusted by GSA to the par value price. GSA shall be entitled to deduct $1,750 from the conversion amount in each notice of conversion to cover GSA’s fees associated with each notice of conversion. The Note may not be converted into shares of the Company’s common stock if the conversion would result in GSA and its affiliates owning an aggregate of in excess of 4.99% of the then-outstanding shares of the Company’s common stock.

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

After an Event of Default, in addition to all other rights under the Note, GSA shall have the right to convert any portion of the Note at any time at a price per share equal to the Alternate Price. The “Alternate Price” shall mean the lesser of (i) the applicable conversion price under the Note, (ii) the closing price of the Common Stock on the date of the Event of Default, or (iii) $0.52 ($33.28 as adjusted for the September Stock Split). As of September 30, 2025 the outstanding balance amounted to $316,000, and the note is in default.

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

If the Company fails to pay any Amortization Payment when due, in addition to all other rights under the Note, Generating shall have the right to convert at any time any portion of the Note at a price per share equal to the Market Price. “Market Price” shall mean the lesser of (i) the then applicable conversion price under the Note or (ii) 80% of the lowest closing price of the Company’s shares of common stock, par value $0.01 (“Common Stock”) on any trading day during the ten trading days prior to the conversion date. If an event of default occurs under the Note, then, in addition to all other rights under the Note, the Lender shall have the right to convert at any time any portion of the Note at a price per share equal to the Alternate Price. “Alternate Price” shall mean the lesser of (i) the then applicable conversion price, (ii) the closing price of the Common Stock on the date of the event of default (provided, however, that if such date is not a trading day, then the next trading day after the event of default), or (iii) $0.52 ($33.28 as adjusted for the September Stock Split) (subject to adjustment as provided in the Note).

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

After an Event of Default, in addition to all other rights under the Note, Generating shall have the right to convert any portion of the Note at any time at a price per share equal to the Alternate Price. The “Alternate Price” shall mean the lesser of (i) the applicable conversion price under the Note, (ii) the closing price of the Common Stock on the date of the Event of Default, or (iii) $0.52 ($33.28 as adjusted for the September Stock Split). As of September 30, 2025 the outstanding balance amounted to $375,000, and the note is in default.

Prosperity

On June 3, 2025 (the “Effective Date”), Olenox entered into a Promissory Note (the “Note”) in favor of Prosperity Bank (the “Lender”) in the aggregate principal amount of $2,000,000 (the “Principal”). The Note evidences a revolving Line of Credit of Olenox with the Lender. Olenox received net loan proceeds of $1,960,000 through September 30, 2025. The Note is secured by the Company’s Certificate of Deposit held with the Lender with an approximate balance of $2,000,000.

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

Note A - Note payable dated June 23, 2022 for $250,000, with interest at 9.5% per annum and due on September 23, 2022. The Note is unsecured. The Note is currently in default. As of September 30, 2025 the outstanding balance amounted to $250,000.

Note B - Note payable dated June 6, 2022 for $350,000, with interest at 9.5% per annum and due on September 23, 2022. The Note is secured. The Note is currently in default. As of September 30, 2025 the outstanding balance amounted to $274,290.

Note C - Note payable dated September 14, 2022 for $106,400, with interest at 6.75% per annum and due on September 23, 2023. The Note is unsecured. The Note is currently in default. As of September 30, 2025 the outstanding balance amounted to $106,400.

Note D - Note payable dated September 21, 2022 for $210,000, with interest at 9.5% per annum and due on November 21, 2022. The Note is unsecured. The Note is currently in default. As of September 30, 2025 the outstanding balance amounted to $210,000.

Note E - Note payable dated October 10, 2024 for $150,000, with interest at 15.32% per annum and due on October 8, 2029. The Note is unsecured. As of September 30, 2025 the outstanding balance amounted to $130,469.

Note F - Note payable dated February 6, 2022 for $125,000, with interest at 7% per annum and due on August 6, 2022. The Note is originally convertible at a price equal to fifty percent (50%) of the 5 day average closing price for the Common Stock of Olenox from the trading day immediately preceding the conversion. The Note is in default. As of September 30, 2025 the outstanding balance amounted to $125,000.

Note G - Note payable dated October 4, 2022 for $65,000, with interest at 7% per annum and due on April 4, 2023. The Note is originally convertible at a price equal to fifty percent (50%) of the 5 day average closing price for the Common Stock of Olenox from the trading day immediately preceding the conversion. The Note is in default. As of September 30, 2025 the outstanding balance amounted to $65,000.

Note H - Note payable of $500,000 on June 28, 2022, for cash of $500,000, with interest at 10% per annum and due June 28, 2024. The Note is originally convertible at a conversion price equal to the lesser of (i) the price paid per share for Equity Securities by the Investors in the Qualified Financing multiplied by 0.80, and (ii) the quotient resulting from dividing $20,000,000.00 by the number of outstanding shares of common stock of Machfu immediately prior to the Qualified Financing. The Note is currently in default. As of September 30, 2025 the outstanding balance amounted to $500,000.

Note I - Note payable of $250,000 on July 12, 2023, for cash of $250,000, with interest at 10% per annum and due July 12, 2025. The Note is originally convertible at a conversion price equal to the lesser of (i) the price paid per share for Equity Securities by the Investors in the Qualified Financing multiplied by 0.80, and (ii) the quotient resulting from dividing $20,000,000.00 by the number of outstanding shares of common stock of Machfu immediately prior to the Qualified Financing. As of September 30, 2025 the outstanding balance amounted to $250,000.

Note J - Note payable dated April 30, 2023, for $125,000, with interest at 7% per annum and due on April 30, 2024. The Note is originally convertible at a price equal to fifty percent (50%) of the 5 day average closing price for the Common Stock of Olenox from the trading day immediately preceding the conversion. The Note is in default. This noteholder is a related party. As of September 30, 2025 the outstanding balance amounted to $12,000.

Note K - Note payable of $98,231 during year-ended December 31, 2024, for cash of $98,231, with interest at 7% per annum and due December 31, 2025. The Note is originally convertible at a price equal to fifty percent (50%) of the 5 day average closing price for the Common Stock of Olenox from the trading day immediately preceding the conversion. As of September 30, 2025 the outstanding balance amounted to $98,321.

Note L - Note payable of $1,574,096 dated Feb 23, 2023 with interest at 12% per annum and due on Aug 23, 2023. The Company assumed the convertible notes payable, of which the note holder was the Chief executive officer, on an asset purchase agreement effective on February 23, 2023. The note is due on demand. The note is in default. During the nine months ended September 30, 2025, $765,090 of principal balance and $653,972 of accrued interest was converted into 109,313 shares of common stock (post September Stock Split). The conversions were within the terms of the underlying agreements and no gain or loss was recorded. As of September 30, 2025 the outstanding balance amounted to $909,006.

Note M - Note payable to a related party of $33,722 on various dates and due on demand. There is no interest on the Note. As of September 30, 2025 the outstanding balance amounted to $0.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

8.	Notes Payable (continued)

As of September 30, 2025 and December 31, 2024, long term notes payable consisted of the following:

	2025	2024
Authority Loan Agreement	750,000	750,000
Diagonal January 2025	—	—
Core Funding	—	—
July Cash Advance Agreement	1,526,699	1,536,700
Pawn Advance Agreement	249,830	249,832
Enhanced Note	4,000,000	4,000,000
1800 Diagonal Note	—	135,334
December Cash Advance Agreement	57,272	184,700
December Cash Advance Agreement 2	132,898	203,000
August 1800 Diagonal Note	—	290,000
Galvin Note Payable	17,805	17,000
Generating Alpha	375,000	—
GS Capital	316,000	—
Prosperity	1,960,000
Tyscado	—	—
Firstfire	—	—
Note A	250,000	—
Note B	274,290	—
Note C	106,400	—
Note D	210,000	—
Note E	130,469	—
Note F	125,000	—
Note G	65,000	—
Note H	500,000	—
Note I	250,000	—
Note J	12,000	—
Note K	98,231	—
Note L	909,006	—
Note M	—	—
Total	12,315,900	7,366,566
Less: debt discount and debt issuance costs	(121,875)	(546,501)
Total debt, net	12,194,025	6,820,065
Less: current maturities, net	(7,063,111)	(2,098,381)
Long-term debt, net	$5,130,914	$4,721,684

Scheduled maturities of notes payable is as follows for the years ending December 31,:

2025	$7,625,098
2026	266,667
2027	266,667
2028	266,667
2029	1,016,667
Thereafter	2,874,134
$12,315,900

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

9.	Net Income (Loss) Per Share

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

At September 30, 2025, there were options, restricted stock units and warrants of 29, 6,992 and 97,752, respectively, outstanding that could potentially dilute future net income per share. Additionally, there were 9,014 shares of common stock from the conversion of notes payable, an additional 325,625 shares of common stock to be issued under the Tysado Conversion, 902,025 shares of common stock from the conversion of Series A Preferred Stock and 4,687,500 shares of common stock from the conversion of Series B Preferred Stock that could potentially dilute net income per share as of September 30, 2025. Because the Company had a net loss as of September 30, 2025, it is prohibited from including potential common shares in the computation of diluted per share amounts. Accordingly, the Company has used the same number of shares outstanding to calculate both the basic and diluted loss per share. At September 30, 2024, there were options, restricted stock units and warrants of 28, 233 and 62,866, respectively, outstanding that could potentially dilute future net income per share.

10.	Construction Backlog

The following represents the backlog of signed construction and engineering contracts in existence at September 30, 2025 and December 31, 2024, which represents the amount of revenue the Company expects to realize from work to be performed on uncompleted contracts in progress and from contractual agreements in effect at September 30, 2025 and December 31, 2024, respectively, on which work has not yet begun:

	2025	2024
Balance - beginning of period	$1,182,955	$1,902,332
New contracts and change orders during the period	1,233,114	4,257,241
Adjustments and cancellations, net	—	—
Subtotal	2,416,069	6,159,573
Less: contract revenue earned during the period	(1,840,518)	(4,976,618)
Balance - end of period	$575,551	$1,182,955

The Company’s remaining backlog as of September 30, 2025 represents the remaining transaction price of firm contracts for which work has not been performed and excludes unexercised contract options.

The Company expects to satisfy its backlog which represents the remaining unsatisfied performance obligation on contracts as of September 30, 2025 over the following period:

2025
Within 1 year	$575,551
1 to 2 years	—
Total Backlog	$575,551

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

Issuance of common stock for debt issuance – During the nine months ended September 30, 2025, the Company issued 294,000 shares of common stock (4,594 as adjusted for the September Stock Split), and warrants for issuances of debt. The value of the shares amounted to $332,049, which was recorded as a debt discount.

Restricted Stock Units – During the nine months ended September 30, 2025, the Company issued 68,229 shares of common stock (1,066 as adjusted for the September Stock Split) with a value of $318,894 for vested restricted stock units.

Forgiveness of related party debt – As disclosed in Note 2, the Company entered into the Mutual Release with SG DevCorp. As a result of the Mutual Release the Company recorded $1,275,416 in additional paid in capital which resulted from the forgiveness of its debt along with the transfer of SG DevCorp shares. Additionally, during the nine months ended September 30, 2025, the Company issued 1,216,000 shares of common stock (19,000 as adjusted for the September Stock Split) for the forgiveness of accrued interest on a note payable from the Company’s chief executive officer. The total amount amounted to $494,912 which has been recorded to additional paid in capital. Additionally, during the nine months ended September 30, 2025, the Company issued 90,313 shares of common stock for the forgiveness of the principal amount on outstanding notes payable. The total amounted to $778,938.

Issuance of common stock for preferred – During the nine months ended September 30, 2025, the Company issued 2,000,000 shares of common stock (31,250 as adjusted for the September Stock Split) for the relinquishment of 151,360 preferred shares, which were issued in connection with the Merger of NAHD. Such shares were issued to former stockholders of NAHD. The transaction was accounted for as an equity-to-equity exchange with a reduction to the preferred stock par value and a corresponding increase to common stock and additional paid-in capital.

Issuance of common stock for services– On July 1, 2025, the Company issued 4,017 restricted shares of common stock (post September Stock Split) of the Company for services provided, with a total value of $14,803.

Pre-funded warrant exercises– Commencing on July 31, 2025, and ending on August 8, 2025, the Company received exercises notices for a total of 279,752 pre-funded warrants and were correspondingly issued 279,752 shares of common stock (post September Stock Split) of the Company.

Conversions– During the nine months ended the Company issued 199,963 (post September Stock Split from the conversion of $696,250 in outstanding notes payable. The excess value of common stock resulted in a loss of $4,915,209 being recognized.

Common stock to be issued – In connection with the Tysadco Conversion, the Company recorded common stock to be issued in the amount of $3,381,436 for the value of the remaining shares to be issued.

Inducement - On March 8, 2024, the Company entered into a warrant inducement agreement (the “Inducement Agreement”) with a certain holder (the “Holder”) of warrants to purchase shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”), issued in a private placement offering that closed on October 27, 2021 (the “Existing Warrants”). Pursuant to the Inducement Agreement, the Holder of the Existing Warrants agreed to exercise for cash the Existing Warrants to purchase up to 1,898,630 shares of common stock (94,932 as adjusted for the May Stock Split and 1,483 as further adjusted for the September Stock Split), at an exercise price of $ 0.2603 per share ($5.206 as adjusted for the May Stock Split and $333.18 as further adjusted for the September Stock Split). The Company recognized common stock deemed dividends in the amount of $670,881 which resulted from the excess initial fair value of the New Warrants Shares issued described below. In addition, the Company incurred $454,867 of equity related costs which have been netted with the net proceeds from the July 2022 Offering. The Company received aggregate gross proceeds of approximately $494,213, before deducting placement agent fees and other expenses payable by the Company.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

11.	Stockholders’ Equity (continued)

In consideration of the Holder’s immediate exercise of the Existing Warrants, the Company issued unregistered warrants (the “New Warrants”) to purchase 3,797,260 shares of Common Stock (189,863 as adjusted for the May Stock Split and 2,967 as further adjusted for the September Stock Split) (200% of the number of shares of common stock issued upon exercise of the Existing Warrants) (the “New Warrant Shares”) to the Holder.

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

May 2024 Private Placement - On May 3, 2024, the Company entered into a Securities Purchase Agreement (the “May Securities Purchase Agreement”) for a private placement (the “Private Placement”) with a single accredited institutional investor (the “Purchaser”). Pursuant to the Securities Purchase Agreement, the Purchaser agreed to purchase 130,000 shares (the “Shares”) of the Company’s common stock (2,031 as adjusted for the September Stock Split), par value $0.01 per share (the “Common Stock”), and pre-funded warrants to purchase 1,249,310 shares of Common Stock (19,520 as adjusted for the September Stock Split) in lieu thereof (the “Pre-Funded Warrants”) and common warrants (the “Common Warrants”) to purchase up to 2,758,620 shares of Common Stock (43,103 as adjusted for the September Stock Split). Pursuant to the May Securities Purchase Agreement, the combined offering price of each Share and Common Warrant was set at $2.90 ($185.60 as adjusted for the September Stock Split) and the combined offering price of each Pre-Funded Warrant and Common Warrant was set at $2.8999 ($185.59 as adjusted for the September Stock Split). The Shares, the Pre-Funded Warrants, the Common Warrants and the shares of Common Stock issuable upon exercise of the Pre-Funded Warrants and Common Warrants are collectively referred to herein as the “Securities.”

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

11.	Stockholders’ Equity (continued)

The Pre-Funded Warrants are exercisable immediately following the date of issuance, may be exercised at any time until all of the Pre-Funded Warrants are exercised in full, and have an exercise price of $0.0001 per share. The Common Warrants are exercisable immediately following the date of issuance, have a term of five years from the effective date of the Registration Statement (as defined below) registering the Shares and the shares of Common Stock issuable upon exercise of the Pre-Funded Warrants and the Common Warrants and have an exercise price of $2.65 per share ($169.60 as adjusted for the September Stock Split). A holder may not exercise any Pre-Funded Warrants that would cause the aggregate number of shares of common stock beneficially owned by the holder to exceed 9.99% of the Company’s outstanding Common Stock immediately after exercise. A holder may not exercise any Common Warrants that would cause the aggregate number of shares of common stock beneficially owned by the holder to exceed 4.99% of the Company’s outstanding Common Stock immediately after exercise. The Pre-Funded Warrants and the Common Warrants are subject to adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the Common Stock and also upon any distributions for no consideration of assets to the Company’s stockholders. In the event of certain corporate transactions, the holders of the Pre-Funded Warrants and the Common Warrants will be entitled to receive, upon exercise of the Pre-Funded Warrants and the Common Warrants, respectively, the kind and amount of securities, cash or other property that the holders would have received had they exercised the Pre-Funded Warrants and the Common Warrants immediately prior to such transaction. The Pre-Funded Warrants and the Common Warrants do not entitle the holders thereof to any voting rights or any of the other rights or privileges to which holders of common stock are entitled.

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

The Private Placement closed on May 7, 2024. The Company received net proceeds from the Private Placement of $3,590,386. Additionally, during the year ended December 31, 2024, 294,310 prefunded warrants (4,599 as adjusted for the September Stock Split) were exercised.

April Private Placement - On April 14, 2025, the Company consummated a private placement (the “April Private Placement”) pursuant to a securities purchase agreement (the “April Purchase Agreement”) with institutional investors (the “Purchasers”) for the purchase and sale of approximately $8 million of shares of the Company’s common stock (the “Common Stock”) and investor warrants at a price of $0.392 per Common Unit ($25.09 as adjusted for the September Stock Split). The Company issued 2,504,000 shares of common stock (39,126 as adjusted for the September Stock Split) in this transaction. The entire transaction was priced at the market under Nasdaq rules. The offering consisted of the sale of Common Units (or Pre-Funded Units), each consisting of (i) one (1) share of Common Stock or one (1) Pre-Funded Warrant (“April Pre-Funded Warrants”), (ii) one (1) Series A PIPE Common Warrant to purchase one (1) share of Common Stock per warrant at an exercise price of $0.784 (the “Series A Warrant”) ($40.18 as adjusted for the September Stock Split) and (iii) one (1) Series B PIPE Common Warrant to purchase one (1) share of Common Stock per warrant at an exercise price of $0.98 ($62.72 as adjusted for the September Stock Split) (the “Series B Warrant” and together with the Series A Warrant, the “Warrants”).

The initial exercise price of each Series A Warrant is $0.784 per share of Common Stock ($50.18 as adjusted for the September Stock Split). The Series A Warrants are exercisable following stockholder approval and expire five (5) years thereafter. The number of securities issuable under the Series A Warrant is subject to adjustment as described in more detail in the Series A Warrant. The initial exercise price of each Series B Warrant is $0.98 per share of Common Stock ($62.72 as adjusted for the September Stock Split) or pursuant to an alternative cashless exercise option. The Series B Warrants are exercisable following stockholder approval and expire two and one-half (2.5) years thereafter. The number of securities issuable under the Series B Warrant is subject to adjustment as described in the Series B Warrant.

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

On July 17, 2025, the Company entered into an Exchange Agreement (the “Exchange Agreement”) by and among the Company and the Purchasers. Pursuant to the Exchange Agreement, the parties intended to effect a voluntary security exchange transaction (the “Exchange Transaction”) whereby the Purchasers will exchange the Series A and Series B Warrants previously purchased in the April Private Placement for an aggregate of 60,000 shares of Series B Preferred Stock (the “Exchange Shares”), with the New Series B Convertible Preferred Stock’s rights and preferences being set forth on that certain certificate of designation (the “Certificate of Designation”) of the Company, filed with the State of Delaware on July 17, 2025. The Exchange Agreement contains other customary provisions including representations and warranties for the Company and the Purchasers, governing law, and notice.

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

The purchase price of the shares of ELOC Shares that the Company elects to sell to the ELOC Purchaser pursuant to the ELOC Purchase Agreement will be equal to the lowest traded price of Common Stock during the seven (7) trading days prior to the applicable closing date multiplied by 90%. As of September 30, 2025, no shares have been purchased under the ELOC Purchase Agreement.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Preferred Shares

As of September 30, 2025, the Company had 60,000 shares of Series B Preferred Stock issued and outstanding. The rights and privileges of the Series A Preferred Stock are as follows:

-	Dividends - Holders shall be entitled to receive, and the Company shall pay, dividends on shares of Preferred Stock equal (on an as-if-converted-to-Common-Stock basis, disregarding for such purpose any conversion limitations hereunder) to and in the same form as dividends actually paid on shares of the Common Stock when, as and if such dividends are paid on shares of the Common Stock. No other dividends shall be paid on shares of Preferred Stock. The Company shall not pay any dividends on the Common Stock unless the Corporation simultaneously complies with this provision.

-	Voting Rights. Except as otherwise provided herein or as otherwise required by law, the issuance of preferred stock has limited voting power, such that the preferred stock would vote as if converted at the “Nasdaq Minimum Price” as defined in Listing Rule 5635(d)(1), on the date of issuance. Notwithstanding the foregoing, the holders of the Series B Preferred Stock shall not be permitted to vote in excess of 19.99% until shareholder approval for the Series B Preferred Stock is obtained. Additionally, as long as any shares of Preferred Stock are outstanding, the Corporation shall not, without the affirmative vote of the Holders of at least 67% of the then-outstanding shares of the Preferred Stock, (a) alter or change adversely the powers, preferences or rights given to the Preferred Stock or alter or amend this Certificate of Designation, (b) authorize or create any class of stock ranking as to dividends, redemption or distribution of assets upon a Liquidation (as defined in Section 5) senior to, or otherwise pari passu with, the Preferred Stock, (c) amend its certificate of incorporation or other charter documents in any manner that adversely affects any rights of the Holders, (d) increase the number of authorized shares of Preferred Stock, or (e) enter into any agreement with respect to any of the foregoing.

-	Liquidation. Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary (a “Liquidation”), prior and in preference to the Junior Stock, the Holders shall be entitled to receive out of the assets, whether capital or surplus, of the Corporation an amount in cash equal to the Stated Value, plus any accrued and unpaid dividends thereon and any other fees or liquidated damages then due and owing thereon under this Certificate of Designation, for each share of Preferred Stock, and if the assets of the Company shall be insufficient to pay in full such amounts, then the entire assets to be distributed to the Holders shall be ratably distributed among the Holders in accordance with the respective amounts that would be payable on such shares if all amounts payable thereon were paid in full. The preference set forth in this Section 5 shall apply mutatis mutandis to any distributions to be made upon the consummation of a Fundamental Transaction. The Company shall mail written notice of any such Liquidation, not less than 45 days prior to the payment date stated therein, to each Holder.

- Conversion. - a) Conversions at Option of Holder. Each share of Preferred Stock shall be convertible, at any time and from time to time from and after the Original Issue Date at the option of the Holder thereof, into that number of shares of Common Stock (subject to the limitations set forth in Section 6(d) and Section 6(e)) determined by dividing the Stated Value of such share of Preferred Stock by the Conversion Price. Holders shall effect conversions by providing the Company with the form of conversion notice attached hereto as Annex A (a “Notice of Conversion”). Each Notice of Conversion shall specify the number of shares of Preferred Stock to be converted, the number of shares of Preferred Stock owned prior to the conversion at issue, the number of shares of Preferred Stock owned subsequent to the conversion at issue and the date on which such conversion is to be effected, which date may not be prior to the date the applicable Holder delivers by .pdf via email such Notice of Conversion to the Company (such date, the “Conversion Date”). If no Conversion Date is specified in a Notice of Conversion, the Conversion Date shall be the date that such Notice of Conversion to the Company is deemed delivered hereunder. No ink-original Notice of Conversion shall be required, nor shall any medallion guarantee (or other type of guarantee or notarization) of any Notice of Conversion form be required. The calculations and entries set forth in the Notice of Conversion shall control in the absence of manifest or mathematical error. To effect conversions of shares of Preferred Stock, a Holder shall not be required to surrender the certificate(s) representing the shares of Preferred Stock to the Company unless all of the shares of Preferred Stock represented thereby are so converted, in which case such Holder shall deliver the certificate representing such shares of Preferred Stock promptly following the Conversion Date at issue. Shares of Preferred Stock converted into Common Stock or redeemed in accordance with the terms hereof shall be canceled and shall not be reissued. b) Conversion Price. The conversion price for the Preferred Stock shall equal the lesser of (i) $0.392 ($25.09 as adjusted for the September Stock Split), subject to adjustment herein (the “Set Price”) and (ii) the greater of (A) 90% of the lowest daily VWAP of the Common Stock during the ten (10) consecutive Trading Day period ending and including the Trading Day immediately preceding the delivery or deemed delivery of the applicable Notice of Conversion and (B) $0.20 ($12.80 as adjusted for the September Stock Split) subject to adjustment herein (the lower of (i) and (ii), the “Conversion Price”).

As of September 30, 2025, the Company had 3,848,640 shares of Series A Preferred Stock issued and outstanding. The rights and privileges of the Series A Preferred Stock are the same as the Series B Preferred Stock as stated above, with the exception that the Series A Holders shall have no voting rights, and each share of Preferred Stock has the right to convert into shares of common stock of the Company at a ratio of 1 for 0.234375, meaning each 64 Preferred Shares will convert into 15 shares of common stock of the Company.

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

	Construction	Medical		Corporate and support	Oil and Gas	Consolidated
Three Months Ended September 30, 2025
Revenue	$820,883		$—	$—	230,282	$1,051,165

Significant segment expenses:
Costs of revenue:
Direct labor	132,669		—	—	37,365	170,034
Materials	14,553		—	—	—	14,553
Allocated overhead	882,212		—	—	234,006	1,116,218
Other costs of revenue	58,532		—	—	—	58,532
	1,087,966		—	—	271,371	1,359,337
Operating expenses:
Payroll and related	17,921		—	534,257	216,879	769,057
Professional fees	—		—	1,090,787	306,930	1,397,717
Other expenses	(31,412)		—	(64,085)	128,277	32,780
	(13,491)		—	1,560,959	652,086	2,199,554
Operating loss	(253,592)		—	(1,560,959)	(693,175)	(2,507,726)
Other income (expense)	267,215		—	(3,009,884)	(65,477)	(2,808,146)
Net loss	$13,623	$		$(4,570,843)	$(758,652)	$(5,315,872)

Total assets	$5,128,452		$1,406	$24,377,206	24,598,614	$54,105,678
Depreciation and amortization	$44,715		$—	$713	74,292	$119,720

	Construction	Medical	Corporate and support	Consolidated
Three Months Ended September 30, 2024
Revenue	$1,753,223	$—	$—	$1,753,223

Significant segment expenses:
Cost of revenue
Direct Labor	194,674	—	—	194,674
Materials	591,353	—	—	591,353
Allocated overhead	1,092,772	—	—	1,092,772
Other costs of revenue		—	—
	1,878,799	—	—	1,878,799
Operating expenses:
Payroll and related	—	—	1,761,827	1,761,827
Professional fees	—	—	275,156	275,156
Other expenses	21,842	10,012	46,672	78,526
	21,842	10,012	2,083,655	2,115,509
Operating income (loss)	(147,418)	(10,012)	(2,083,655)	(2,241,085)
Other expense	(87,413)	—	(1,387,607)	(1,475,020)
Net loss	$(234,831)	$(10,012)	$(3,471,262)	$(3,716,105)
Total assets	$5,778,540	$1,406	$4,019,315	$9,799,261
Depreciation and amortization	$113,256	$—	$1,830	$115,086
Capital expenditures	1,136			1,136

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

12.	Segments and Disaggregated Revenue (continued)

	Construction	Medical	Corporate and support	Oil and gas	Consolidated
Nine Months Ended September 30, 2025
Revenue	$1,840,520	$—	$—	498,350	$2,338,870

Significant segment expenses:
Costs of revenue:
Direct labor	525,092	—	—	87,365	612,457
Materials	597,573	—	—	7,529	605,102
Allocated overhead	2,018,499	—	—	474,999	2,493,498
Other costs of revenue	211,695	—	—	42,513	254,208
	3,352,859	—	—	612,406	3,965,265
Operating expenses:
Payroll and related	68,234	—	1,389,450	604,905	2,062,589
Professional fees	—	—	2,910,225	1,237,682	4,147,907
Other expenses	(19,410)	967	(4,109)	213,149	190,597
	48,824	967	4,295,566	2,055,736	6,401,093
Operating loss	(1,561,163)	(967)	(4,295,566)	(2,169,792)	(8,027,488)
Other income (expense)	3,184	—	(4,234,398)	(377,707)	(4,608,922)
Net loss	$(1,557,979)	$(967)	$(8,529,965)	(2,547,499)	$(12,636,410)

Total assets	$5,128,452	$1,406	$24,377,206	$24,598,614	$54,105,678
Depreciation and amortization	$148,406	$—	$1,984	368,173	$518,563
Capital expenditure	—	—	—	—	—

	Construction	Medical	Corporate and support	Consolidated
Nine Months Ended September 30, 2024
Revenue	$3,932,592	$—	$—	$3,932,592

Significant segment expenses:
Costs of revenue:
Direct labor	143,698	—	—	143,698
Materials	820,818	—	—	820,818
Allocated overhead	2,653,515	—	—	2,653,515
Other costs of revenue	-	—	—	-
	3,618,031	—	—	3,618,031
Operating expenses:
Payroll and related	—	—	3,507,118	3,507,118
Professional fees	—	—	1,237,944	1,237,944
Other expenses	113,656	95,972	381,798	591,426
	113,656	95,972	5,126,860	5,336,488
Operating income (loss)	200,905	(95,972)	(5,126,860)	(5,021,927)
Other expense	(275,321)	—	(7,843,826)	(8,119,147
Income (loss) before income taxes	(74,416	(95,972)	(12,970,686)	(13,141,074)
Common stock deemed dividend	—	—	(1,638,149)	(1,638,149)
Income from discontinued operations	—	—	2,684,678	2,684,678
Net income (loss) attributable to common stockholders	$(74,416)	$(95,972)	$(11,924,157)	$(12,094,545)

Total assets	$5,778,540	$1,406	$4,019,315	$9,799,261
Depreciation and amortization	$194,803	$—	$5,317	$200,120
Capital expenditure	8,007	—	-	8,007

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

13.	Warrants

In conjunction with the June 2017 Public Offering, the Company issued to certain affiliates of the underwriters, as compensation, warrants to purchase an aggregate of 4,313 shares of common stock (216 shares as adjusted for the May Stock Split and 3 shares as further adjusted for the September Stock Split), at an exercise price of $125.00 per share ($2,500 as adjusted for the May Stock Split and $160,000 as further adjusted for the September Stock Split). The warrants are exercisable at the option of the holder on or after June 21, 2018 and expire June 21, 2023.The fair value of warrants was calculated utilizing a Black-Scholes model and amounted to $63,796. The fair market value of the warrants as of the date of issuance has been included in issuance costs in additional paid-in capital.

In conjunction with the Purchase Agreement in April 2019, the Company also sold warrants to purchase up to an aggregate of 42,388 shares of common stock (2,119 shares as adjusted for the May Stock Split and 33 shares as further adjusted for the September Stock Split), at an initial exercise price of $27.50 per share ($550.00 as adjusted for the May Stock Split and $35,200 shares as further adjusted for the September Stock Split). The warrants are exercisable at the option of the holder on or after October 29, 2019 and expire October 29, 2024. The Company issued to certain affiliates of the underwriters, as compensation, warrants to purchase an aggregate of 4,239 shares of common stock (212 shares as adjusted for the May Stock Split and 3 shares as further adjusted for the September Stock Split), at an initial exercise price of $27.50 per share ($550.00 as adjusted for the May Stock Split and $35,200 shares as further adjusted for the September Stock Split), The warrants are exercisable at the option of the holder on or after October 29, 2019 and expire April 24, 2024.

In conjunction with the Underwriting Agreement in August 2019, the Company issued to the underwriter, as compensation, warrants to purchase an aggregate of 2,250 shares of common stock (112 shares as adjusted for the May Stock Split and 2 shares as further adjusted for the September Stock Split), at an initial exercise price of $21.25 per share ($425.00 as adjusted for the May Stock Split and $27,200 shares as further adjusted for the September Stock Split), The warrants are exercisable at the option of the holder on or after February 1, 2020 and expire August 29, 2024.

In conjunction with the Underwriting Agreement in May 2020, the Company issued to the underwriter, as compensation, warrants to purchase an aggregate of 300,000 shares of common stock (15,000 shares as adjusted for the May Stock Split and 234 shares as further adjusted for the September Stock Split), at an initial exercise price of $3.14 per share ($62.80 as adjusted for the May Stock Split and $4,019.20 shares as further adjusted for the September Stock Split), The warrants are exercisable at the option of the holder on or after November 6, 2020 and expire May 5, 2025. During the year ended December 31, 2021, 226,300 (11,315 shares as adjusted for the May Stock Split and 177 shares as further adjusted for the September Stock Split), warrants were exercised and converted into common stock of the Company. The Company has received proceeds of approximately $707,000 from the exercise of the warrants.

In conjunction with the Purchase Agreement in October 2021, the Company also issued Series A warrants to purchase up to 1,898,630 shares of Common Stock (94,932 shares as adjusted for the May Stock Split and 1,483 shares as further adjusted for the September Stock Split), in a concurrent private placement. The warrants have an exercise price of $4.80 per share, ($96.00 as adjusted for the May Stock Split and $6,144 shares as further adjusted for the September Stock Split), exercisable at the option of the holder on or after October 26, 2021 and will expire five years from the date of issuance. These warrants were exercised in connection with the Inducement Agreement during the three months ended March 31, 2024.

In conjunction with the issuance of the Debenture in February 2023, the Company issued the Peak Warrant to purchase 500,000 shares of the Company’s common stock (25,000 shares as adjusted for the May Stock Split and 391 shares as further adjusted for the September Stock Split). The Peak Warrant expires five years from its date of issuance. The Peak Warrant is exercisable, at the option of the holder, at any time, for up to 500,000 of shares of common stock (25,000 shares as adjusted for the May Stock Split and 391 shares as further adjusted for the September Stock Split), of the Company at an exercise price equal to $2.25 (the “Exercise Price”) ($45.00 as adjusted for the May Stock Split and $2,880 shares as further adjusted for the September Stock Split), subject to adjustment for any stock splits, stock dividends, recapitalizations and similar events and in the event the Company, at any time while the Peak Warrant is outstanding, issues, sells or grants any option to purchase, or sells or grants any right to reprice, or otherwise disposes of, or issues common stock or other securities convertible into, exercisable for, or otherwise entitle any person the right to acquire, shares of common stock, other than with respect to an Exempt Issuance (as defined in the Debenture), at an effective price per share that is lower than the then Exercise Price. In the event of any such anti-dilutive event, the Exercise Price will be reduced at the option of the holder to such lower effective price of the dilutive event, subject to a floor price of $0.40 per share ($8.00 as adjusted for the May Stock Split and $512 shares as further adjusted for the September Stock Split) unless and until the Company obtains shareholder approval for any issuance below such floor price. The initial fair value of the Peak Warrant amounted to $278,239 and was recorded, in combination with common stock issued above, as a debt discount of $354,329 at the time of issuance of the Debenture.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

13.	Warrants (continued)

In connection with the issuance of the Holdings Debenture in January 2024, the Company issued the “Peak Warrant” #3 to purchase up to 375,000 shares of the Company’s common stock (18,750 as adjusted for the May Stock Split and 293 shares as further adjusted for the September Stock Split) to Peak One’s designee, as described in the January 2024 Purchase Agreement. The PeakWarrant #3 expires five years from its date of issuance. The Peak Warrant #3 is exercisable, at the option of the holder, at any time, for up to 375,000 of shares of common stock (18,750 as adjusted for the May Stock Split and 293 shares as further adjusted for the September Stock Split) of the Company at an exercise price equal to $0.53 (the “Exercise Price”) ($10.60 as adjusted for the May Stock Split and $678.40 shares as further adjusted for the September Stock Split), subject to adjustment for any stock splits, stock dividends, recapitalizations and similar events, as well as anti-dilution price protection provisions that are subject to a floor price as set forth in the Peak Warrant #3. The Peak Warrant #3 provides for cashless exercise under certain circumstances. The initial fair value of the Peak Warrant #3 amounted to $109,161 and was recorded, in combination with common stock issued above, as a debt discount of $251,361 at the time of issuance of the Debenture.

In connection with the Private Placement in May 2024, the Company issued common warrants (the “Common Warrants”) to purchase up to 2,758,620 shares of the Company’s common stock (43,103 as adjusted for the September Stock Split). The Common Warrants are exercisable immediately following the date of issuance, have a term of five years from the effective date of the corresponding registration statement registering the shares of Company common stock and the shares of Company common stock issuable upon exercise of the Common Warrants and have an exercise price of $2.65 per share ($169.60 as adjusted for the September Stock Split). A holder may not exercise any Common Warrants that would cause the aggregate number of shares of common stock beneficially owned by the holder to exceed 4.99% of the Company’s outstanding common stock immediately after exercise. The Common Warrants are subject to adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock and also upon any distributions for no consideration of assets to the Company’s stockholders. In the event of certain corporate transactions, the holders of the Common Warrants will be entitled to receive, upon exercise of the Common Warrants, the kind and amount of securities, cash or other property that the holders would have received had they exercised the Common Warrants immediately prior to such transaction. The Common Warrants do not entitle the holders thereof to any voting rights or any of the other rights or privileges to which holders of common stock are entitled.

In connection with the issuance of debt to Firstfire in February 2025, the Company issued warrants (the “Firstfire Warrants”) to purchase up to 450,000 shares of the Company’s common stock (7,031 as adjusted for the September Stock Split). The Firstfire Warrants are exercisable immediately following the date of issuance, have a term of five years and have an exercise price of $0.80 per share ($51.20 as adjusted for the September Stock Split). A holder may not exercise any of the Firstfire Warrants that would cause the aggregate number of shares of common stock beneficially owned by the holder to exceed 4.99% of the Company’s outstanding common stock immediately after exercise. The Firstfire Warrants are subject to adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock and also upon any distributions for no consideration of assets to the Company’s stockholders. In the event of certain corporate transactions, the holders of the Firstfire Warrants will be entitled to receive, upon exercise, the kind and amount of securities, cash or other property that the holders would have received had they exercised the Common Warrants immediately prior to such transaction. The Firstfire Warrants do not entitle the holders thereof to any voting rights or any of the other rights or privileges to which holders of common stock are entitled.

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

In connection with the Exchange Agreement the Purchasers will exchange the Series A and Series B Warrants previously purchased in the April Private Placement for the Exchange Shares.

Warrant activity for the nine months ended September 30, 2025 are summarized as follows:

Warrants	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding and exercisable - January 1, 2025	90,721	$76.16	4.82	—
Granted	286,783			—
Expired	—
Exercised	(279,752)
Outstanding and exercisable – September 30, 2025	97,752	$72.10	4.00	$—

The fair value of warrants granted during the nine months ended September 30, 2025 were valued using a Black-Scholes Value model, with the following assumptions

Risk-free interest rate	4.48%
Contractual term	5 years
Dividend yield	0%
Expected volatility	143%

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

14.	Share-based Compensation

On October 26, 2016, the Company’s Board of Directors approved the issuance of up to 25,000 shares of the Company’s common stock (1,250 shares as adjusted for the May Stock Split), in the form of restricted stock or options (“2016 Stock Plan”). Effective January 30, 2017, the 2016 Stock Plan was amended and restated as the SG Blocks, Inc. Stock Incentive Plan, as further amended effective June 1, 2018 as further amended on July 30, 2020, as further amended on August 18, 2021 and as further amended effective October 5, 2023 (as amended, the “Incentive Plan”). The Incentive Plan authorizes the issuance of up to 8,625,000 shares of common stock (431,250 shares as adjusted for the May Stock Split and 6,738 as further adjusted for the September Stock Split). It authorizes the issuance of equity-based awards in the form of stock options, stock appreciation rights, restricted shares, restricted share units, other share-based awards and cash-based awards to non-employee directors and to officers, employees and consultants of the Company and its subsidiary, except that incentive stock options may only be granted to the Company’s employees and its subsidiary’s employees. The Incentive Plan expires on October 26, 2026, and is administered by the Company’s Compensation Committee of the Board of Directors. Each of the Company’s employees, directors, and consultants are eligible to participate in the Incentive Plan. As of March 31, 2025, there were — shares of common stock available for issuance under the Incentive Plan.

Stock-Based Compensation Expense

Stock-based compensation expense is included in the condensed consolidated statements of operations as follows:

	Nine Months Ended September 30,
	2025	2024
Payroll and related expenses	$318,894	$1,097,698
Total	$318,894	$1,097,698

Stock-Based Option Awards

The Company has issued no stock-based options during the nine months ended September 30, 2025 or 2024.

Because the Company does not have significant historical data on employee exercise behavior, the Company uses the “Simplified Method” to calculate the expected life of the stock-based option awards granted to employees. The simplified method is calculated by averaging the vesting period and contractual term of the options.

The following table summarizes stock-based option activities and changes during the nine months ended September 30, 2025 as described below:

	Shares	Weighted Average Fair Value Per Share	Weighted Average Exercise Price Per Share	Weighted Average Remaining Terms (in years)	Aggregate Intrinsic Value
Outstanding – December 31, 2024	29	$496.00	$1,574.20	4.34	—
Granted	—	—	—	—	—
Exercised	—	—	—	—	—
Cancelled	—	—	—	—	—
Outstanding – September 30, 2025	29	$31,744	$100,748.80	3.59	—
Exercisable – December 31, 2024	29	31,744	100,748.80	—	—
Exercisable – September 30, 2025	—	$—	$—	—	—

Restricted Stock Units

During the nine months ended September 30, 2025, a total of 1,250 of restricted stock units were granted to the board of directors the Company, under the Company’s stock-based compensation plan at a fair value of $60.16 per share, which represents the closing price of the Company’s common stock at the grant date. The restricted stock units granted vest over two years.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

14.	Share-based Compensation (continued)

As of September 30, 2025, there was $157,382 unrecognized compensation costs related to non-vested restricted stock units.

The following table summarized restricted stock unit activities during the three months ended September 30, 2025:

Number of Shares
Non-vested balance at January 1, 2025	6,327
Granted	1,250
Vested	(585)
Forfeited/Expired	—
Non-vested balance at September 30, 2025	6,992

15.	Commitments and Contingencies

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

The Company believes that the Assignment Agreement was void for lack of consideration and moved to dismiss the case on those and other grounds. On June 17, 2020, the New York Supreme Court entered an order dismissing certain claims against the Company brought by cross claimant Phipps. Specifically, the court dismissed Phipps’ claims for indemnification, contribution, fraud, negligence and negligent misrepresentation. The court did not dismiss Phipps’ claim for breach of the Assignment Agreement. The issue of the validity of the Assignment Agreement, and the Company’s defenses to the claims brought by the plaintiff Pizzarotti and cross claimant Phipps, are being litigated. The Company maintains that the Assignment Agreement, to the extent valid and enforceable, was properly terminated and/or there are no damages, and, consequently, that the claims brought against the Company are without merit. The Company intends to continue to vigorously defend the litigation. The parties have engaged in written discovery but no depositions have been conducted as of yet. By motion dated February 24, 2021, Pizzarotti moved to stay the entire action pending the outcome of a separate litigation captioned Pizzarotti, LLC v. FPG Maiden Lane, LLC et. al., Index No. 651697/2019, involving some of the same parties (but excluding the Company). Phipps cross moved to consolidate the two actions. The Company opposed both motions. On April 26, 2021, the court denied both motions and directed the parties to meet and confer concerning the scheduling of depositions. On May 10, 2021, the parties jointly filed with the court a proposed order providing the completion of depositions of all parties and nonparties by September 30, 2021. On April 4, 2024, the court entered an order setting forth the following dates for the completion of the parties depositions: (1) deposition of plaintiff shall occur by May 31, 2024, (2) deposition of Phipps shall occur by June 30, 2024, (3) deposition of the Company shall occur by July 20, 2024, (4) deposition of Mr. Shetty shall occur by August 9, 2024, (5) deposition of FPG Maiden Lane, & J. Landau shall occur by August 30, 2024, and (6) depositions of non-parties shall occur by September 30, 2024. As of September 30, 2025, the Company cannot estimate any potential loss.

2.) CPF GP 2019-1, LLC (“CPF GP”) Litigation – In September 2023, a suit was filed in the form of a declaratory judgment to say CPF GP did not owe certain monies to the Company. The Company filed counterclaims for the amounts owed. The case settled in February 2024 in exchange for mutual dismissals and monthly payments of the balance due, which is $745,000 in total to the Company from CPF GP.

3.) Farnam Litigation – In October 2023, Farnam Street Financial, Inc. (“Farnam”) filed suit against the Company in the United States District Court for the District of Minnesota (Case No. 23-CV-3212) alleging breaches by the Company under a certain lease agreement between Farnam and the Company dated as of October 13, 2022. Farnam sought monies owed under such lease agreement. On August 1, 2024, the Company, SG Echo and SG Environmental Solutions Corp. (“SG Environmental”), a wholly owned subsidiary of the Company, entered into a settlement agreement (the “Settlement”) with Farnam to resolve the pending litigation. Simultaneously with the execution of the Settlement, (i) the Company, SG Environmental and Farnam entered into an assignment and assumption agreement, pursuant to which SG Environmental was substituted for the Company as the lessee under the lease agreement, and (ii) SG Environmental and Farnam executed a new Lease Schedule No. 001R (“Schedule 1R”), which replaced the prior schedule in its entirety. The terms of the Settlement included the following: (i) SG Environmental will be the signatory under the “Lessee” under the lease; (ii) the initial term (the “Initial Term”) of Schedule 1R is 18 months; (iii) the “Commencement Date” of Schedule 1R is August 1, 2024; (iv) the original cost of the equipment subject to Schedule 1R is $1,556,163.00; (v) so long as there has been no default under the lease and Schedule 1R, SG Environmental shall have the option to purchase the equipment at the end of the Initial Term for thirty-five percent (35%) of the original cost of the equipment, or $544,657.05, plus applicable taxes; (vi) the “Monthly Lease Charge” under Schedule 1R is $65,880.95, plus applicable taxes; and (vii) SG Environmental shall provide a new security deposit under Schedule 1R in the amount of $167,056.00, which shall be paid on or before August 1, 2024. Simultaneously with the execution of the Settlement, the Company and SG Echo executed a guaranty, whereby each of the Company and SG Echo jointly and severally guarantee SG Environmental’s full and prompt payment and performance under the lease and Schedule 1R. Per the Settlement, Farnam shall retain as income all prior payments from the Company (or any Company affiliate) under the lease, the prior schedule, or any other agreement with the Company or its affiliates, including all monthly lease charges, interim rent, taxes, interest, fees, late charges, and any security deposits, including the deposit under the prior schedule. Under the terms of the Settlement, Farnam and the Company each agree to waive and release any and all claims against the other, except with respect to each party’s performance under the Settlement and each party’s future obligations under the lease, Schedule 1R and guaranty agreements. The case remains ongoing as disputes have arisen post-Settlement between the Company and Farnam. As of September 30, 2025, the Company cannot estimate any potential loss, besides the original amounts of approximately $1.5 million which are included in accounts payable and accrued expenses.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

15.	Commitments and Contingencies (continued)

(4) American Express Litigation – In December 2023, American Express Travel Related Services Company, Inc. (“AMEX”) filed suit against the Company in the Supreme Court of the State of New York, County of New York (Case No. 162231/2023) alleging breaches of a commercial credit card agreement between AMEX and the Company, dated as of November 8, 2022. AMEX sought monies owed under the commercial credit card agreement, with a balance of $232,218.94 as of the commencement of the action. In August 2024, AMEX filed a Motion for Default Judgment, which was granted by the court on or about September 19, 2024, for the amount of damages requested in AMEX’s motion. As of September 30, 2024 the estimated potential loss to the Company is approximately $232,000 which is included in accounts payable and accrued expenses.

(5) Choctaw Litigation – In March 2024, the Choctaw Nation of Oklahoma (“Choctaw Nation”) filed suit against SG Echo, LLC (“SG Echo”) and the Company in the District Court of Bryan County, State of Oklahoma (Case No. CJ-2024-41) alleging: (a) breaches by SG Echo under a certain commercial lease agreement between SG Echo and the Choctaw Nation related to commercial property located at 2917 Big Lots Road, Durant, Oklahoma 74701; and (b) declaratory and injunctive relief relating to certain cranes, declaring the Choctaw Nation to be the owner of the cranes and not SG Echo. The Company disputes the Choctaw Nation’s allegations. As of September 30, 2025, the case remains pending. As of September 30, 2025, the estimated potential loss to the Company is approximately $138,000 which is included in accounts payable and accrued expenses.

(6) Durant Industrial Authority Litigation – In November 2024, The Durant Industrial Authority (“DIA”) filed suit against the Company, SG Echo, LLC, among others, alleging breaches by the Company and SG Echo under a certain forgivable promissory note executed between SG Echo as the borrower and the DIA as the lender in the principal sum of $750,000 (the “Forgivable Note”). The indebtedness under the Forgivable Note would be forgiven in three separate phases based upon the schedule set forth in the Forgivable Note. The DIA’s allegations include, among others, that due to SG Echo’s alleged breaches, the Forgivable Note is no longer forgivable and has been accelerated and is due in full. The Company and SG Echo dispute the DIA’s allegations. As of September 30, 2025, the case remains pending. As of September 30, 2025, the Company cannot estimate any additional potential loss, however as of September 30, 2025 the $750,000 is included in short-term notes payable.

(7) Rulien Litigation – In March, 2024, Rulien Advisors, LLC (“Rulien”) filed suit against the Company in the Supreme Court of the State of New York Commercial Division, Kings County (Case No. 506426/2024) alleging breaches of a consulting agreement entered into by the Company and Rulien, dated as of December 17, 2018 (the “Consulting Agreement”), whereby the Company engaged Rulien to act as a non-exclusive independent sales representative to promote the sale of, and to solicit orders for, products and services offered for sale by the Company. Rulien alleges that it has earned commissions for (a) the alleged sale of property located at 1900 American Drive, Lago Vista, Texas, and (b) the Company’s spin-off of the Company’s wholly-owned subsidiary, Safe and Green Development Corporation, into a separate publicly traded company listed on the Nasdaq stock exchange. The Company disputes Rulien’s claims. The case remains pending. As of September 30, 2025, the Company cannot estimate any potential loss.

(8) Caliber Litigation – In June 2024, Caliber Corporate Advisers, LLC (“Caliber”) filed suit against the Company in the Supreme Court of the State of New York, County of New York (Case No. 652893/2024) alleging breaches of a Consulting Services Agreement between Caliber and the Company (the “Services Agreement”), alleging a balance owed of $46,350. The Company disputes Calibers claims, and claims that Caliber failed to provide meaningful services as set forth in the Services Agreement. As of September 30, 2025, the case remains pending. As of September 30, 2025, the Company cannot estimate any potential loss.

(9) MDisrupt Litigation – In August 2024, MDisrupt, Inc. (“MDisrupt”) filed suit against Safe and Green Medical Corporation (“SG Medco”) and the Company in the 353rd District Court of Travis County, Texas (Case No. D-1-GN-24-003213) alleging breaches of a consulting services agreement between Medco and MDisrupt entered into on or about September 20, 2023 (the “Services Agreement”), alleging a balanced owed of $183,901. Medco and the Company dispute MDisrupt’s allegations. Further, the Company was not party to the Services Agreement. As of September 30, 2025, the case remains pending. As of September 30, 2025, the estimated potential loss to the Company is $183,901 which is included in accounts payable and accrued expenses.

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

On September 11, 2025 the Company executed a settlement agreement (the “Settlement”) with EDI to resolve pending litigation between EDI and the Company (the “EDI Litigation”). Per the Settlement, EDI will pay the Company the sum of $2,000,000 which the Company has received as of September 30, 2025 and recorded to other income.

Under the terms of the Settlement, within seven (7) business days after the Company receives payment in full accordance with the terms of the Settlement, the Company shall serve and file an acknowledgement of satisfaction of judgment in full. Additionally, within seven (7) business days after the parties receive a fully executed copy of this Settlement, the parties shall execute and file a stipulated request for dismissal with prejudice of all appeals, with each party bearing their own costs on appeal.

Under the terms of the Settlement, EDI and the Company each agree to waive and release any and all claims against the other, except with respect to each party’s performance under the Settlement. The foregoing descriptions of the Settlement is qualified in its entirety by reference to the full text of the Settlement, a copy of which is attached hereto as Exhibit 10.1 and is incorporated herein in its entirety by reference.

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

2.) John Williams Shaw and Leo Patrick Shaw

On March 15, 2023, a complaint was filed against John Williams Shaw and Leo Patrick Shaw (the “Defendants”) in the United States District Court of the Southern District of New York seeking damaged to recover short swing profits from the Defendants pursuant to Section 16(b) of the Exchange Act. On September 26, 2023, the matter was settled and on October 3, 2023, a Stipulation and Order of Dismissal with Prejudice was filed and so-ordered by the assigned judge. The Company is currently unable to predict the outcome or possible recovery, if any, associated with the resolution of this litigation, and, accordingly, the Company has made no provision related to this matter in the consolidated financial statements.

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

As disclosed in Note 8, on December 14, 2023, the Company and Mr. Galvin entered into the Galvin Note Payable.

As of September 30, 2025, the Company has accrued approximately $450,000 for amounts due to Paul Galvin, the former CEO, for deferred salary due to him.

As disclosed in Note 8, in connection with the acquisition of NAHD, the Company acquired Note J, L and M, which are due to related parties.

As of September 30, 2025, $3,14,727 is due to related parties, which are a result of the acquisition of NAHD. Certain shareholders and related parties paid operating expenses and outstanding bills on behalf of the Olenox, including vendor obligations and setup-related costs. These payments were made to support the Olenox’s early-stage operations and reflect the ongoing financial backing from key stakeholders. The amounts advanced by related parties are recorded as related party liabilities.

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

Nine Months Ended September 30, 2024
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

NAHD

On February 2, 2025, the Company entered into the Merger Agreement with NAHD. Following the Merger, NAHD and its operating subsidiaries will be indirect, wholly owned subsidiaries of the Company. As merger consideration, the Company will issue four million (4,000,000) shares of Series A non-voting convertible preferred shares of the Company, par value $1.00 (the “Preferred Shares”), to NAHD’s shareholders, with each Preferred Share having the right to convert into fifteen (15) shares of common stock of the Company, provided, however, that any such conversion is subject to the approval by the Company’s common stockholders. As a result of the September Stock Split, each Preferred Share will have the right to convert into shares of common stock of the Company at a ratio of 1 for 0.234375, meaning each 64 Preferred Shares will convert into 15 shares of common stock of the Company, meaning the 4,000,000 Preferred Shares will convert into 937,500 shares of common stock of the Company, subject to approval of a majority of the Company’s common shareholders The Merger Agreement contains conditions to the completion of the Merger, including the filing of the articles of incorporation and/or organization for the merger subsidiaries, and the adoption of board resolutions and/or sole member resolutions by the merger subsidiaries approving the Merger. On February 13, 2025, all of the closing conditions to the Merger Agreement have been satisfied or waived, the Preferred Shares have been issued to NAHD’s shareholders, and the transactions set forth in the Merger Agreement have been fully completed and closed.

The purchase consideration amounted to $34,569,600, which is the fair value of the Preferred Shares.

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

19.	Business Combinations (continued)

The following table summarizes the preliminary allocation of the purchase price to the assets acquired and liabilities assumed for the Merger:

Cash and cash equivalents	$77,013
Accounts receivable	49,418
Inventory	469,961
Oil and gas, on the basis of full cost accounting	2,643,610
Property, plant and equipment	168,609
Reserves	1,560,000
Goodwill	38,458,842
Investment	34,000
Intangible assets	812,938
Project development cost and other assets	2,244
Accounts payable and accrued expenses	(1,912,111)
Due to related parties	(3,476,828)
Contract liabilities	(552,500)
Long-term debt	(3,765,596)
Total consideration	$(34,569,600)

As of September 30, 2025, the Company has not completed its measurement period with respect to the acquisition. The amounts above represent provisional amounts recorded at this time and are subject to adjustments once the measurement period has ended.

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

As of September 30, 2025, the Company has not completed its measurement period with respect to the acquisition. The amounts above represent provisional amounts recorded at this time and are subject to adjustments once the measurement period has ended.

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

As of September 30, 2025, the Company has not completed its measurement period with respect to the acquisition. The amounts above represent provisional amounts recorded at this time and are subject to adjustments once the measurement period has ended.

The following unaudited pro forma consolidated results of operations for the three months ended September 30, 2025 and 2024 assume the acquisitions of NAHD, County Line and Sherman Oil were completed on January 1, 2024:

	For the Three Months Ended September 30, 2025	For the Three Months Ended September 30, 2024
	(Unaudited)	(Unaudited)
Pro-forma total revenues	$745,859	$1,526,820
Pro-forma net loss	$(4,549,362)	$(4,505,436)

The following unaudited pro forma consolidated results of operations for the nine months ended September 30, 2024 assume the acquisitions of NAHD, County Line and Sherman Oil were completed on January 1, 2024:

	For the Nine Months Ended September 30, 2025	For the Nine Months Ended September 30, 2024
	(Unaudited)	(Unaudited)
Pro-forma total revenues	$1,747,905	$2,816,225
Pro-forma net loss	$(7,117,796)	$(8,764,180)

SAFE & GREEN HOLDINGS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

20.	Subsequent Events

During October 2025, the Company issued 528,625 and 4,396,496 shares of common stock from the conversion of notes payable and conversion of preferred stock, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Introduction and Certain Cautionary Statements

As used in this Quarterly Report on Form 10-Q for the period ended September 30, 2025 (this “Quarterly Report on Form 10-Q”), unless the context requires otherwise, references to the “Company,” “we,” “us,” and “our” refer to Safe & Green Holdings Corp. and its subsidiaries. The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes and schedules included elsewhere in this Quarterly Report on Form 10-Q and with our audited condensed consolidated financial statements and notes for the year ended December 31, 2024, which were included in our Annual Report on Form 10-K for the year then ended December 31, 2024, as filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2025 (the “2024 Form 10-K”). This discussion, particularly information with respect to our future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special note regarding forward-looking statements” in this Quarterly Report on Form10-Q. You should review the disclosure under the heading “Risk Factors” in the 2024 Form 10-K and in this Quarterly Report on Form 10-Q for a discussion for important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements.

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

Overview

We operate in the following four segments: (i) construction; (ii) medical; (iii) oil and gas; and (iv) environmental. The construction segment designs and constructs modular structures built in our factories using raw materials that are Made-in-America. In the medical segment we use our modular technology to offer turnkey solutions to medical testing and treatment and generating revenue from medical testing. The environmental segment, the newest segment, is a sustainable medical and waste management solution that has a patented technology to collect waste and treat waste for safe disposal.

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

In connection with our acquisition of NAHD we now operate in the oil and gas industry. During 2024, NAHD acquired Olenox Corp. (“Olenox”), a Wyoming corporation. Olenox is an advanced energy company with three vertically integrated business units: Oil & Gas Production, Energy Services, and Energy Technologies. The company specializes in acquiring and revitalizing underdeveloped energy assets, leveraging proprietary plasma pulse and ultrasonic cleaning tools to enhance production efficiency while reducing environmental impact. Olenox’ strategic focus on distressed oil and gas fields in Texas, Oklahoma, and Kansas has resulted in significant production growth, positioning the company for long-term success in the energy sector. Additionally, during 2024, NAHD acquired Machfu, Inc. (“Machfu”), a Delaware corporation. Olenox is an advanced energy company with three vertically integrated business units: Oil & Gas Production, Energy Services, and Energy Technologies. The company specializes in acquiring and revitalizing underdeveloped energy assets, leveraging proprietary plasma pulse and ultrasonic cleaning tools to enhance production efficiency while reducing environmental impact. Olenox’ strategic focus on distressed oil and gas fields in Texas, Oklahoma, and Kansas has resulted in significant production growth, positioning the company for long-term success in the energy sector.

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

The Note was purchased by Firstfire for a purchase price of $300,000, representing an original issue discount of $60,000. The Note shall bear interest at a rate of fifteen percent (15%) per annum, with the understanding that the first twelve months of interest under the Note (equal to $54,000) shall be guaranteed and earned in full as of February 12, 2025. Any amount of Principal or interest due under the Note which is not paid when due shall bear interest at eighteen percent (18%) per annum (“Default Interest”). The Note may not be prepaid in whole or in part except as explicitly set forth in the Note.

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

The letter served as a formal notification that the Nasdaq Hearings Panel (the “Panel”) would consider this matter in rendering a determination regarding the Company’s continued listing on Nasdaq. Pursuant to Listing Rule 5810(d), the Company should present its views with respect to this additional deficiency at its upcoming Panel hearing.

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

The Company’s hearing to address these matters with the Nasdaq hearing panel was scheduled for June 17, 2025.

On June 11, 2025, the Company received a notification letter from the Listing Qualifications Department of Nasdaq, stating that the Company has not regained compliance with the Rule and Staff has determined that the Company is not eligible for a second 180 day period. Specifically, the Company has appealed a Staff Delist Determination of a public interest concern in connection with a securities purchase agreement that the Company entered into in April 2025. Accordingly, this matter served as an additional basis for delisting the Company’s securities from The Nasdaq Stock Market.

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

On or before July 18, 2025, the Company must publicly disclose that it has restructured the terms of its April 2025 offering to eliminate the Class B warrants and provide Nasdaq with confirmation that no shares underlying the Class B warrants were issued.

The Panel’s decision follows the Company’s hearing before the Panel on June 17, 2025, during which the Company presented a plan to regain compliance, including its intention to implement a reverse stock split and restructure certain previously issued warrants to mitigate dilution concerns.

On or about October 3, 2025, the Company regained compliance with all applicable Nasdaq listing requirements, including Nasdaq Listing Rule 5550(a)(2), the Minimum Bid Price Rule, which requires the Company's common stock to maintain a minimum bid price of $1.00 per share for at least ten consecutive business days. Further to the compliance letter set forth by the Nasdaq Hearings Panel, the Company has not fully complied with all terms and conditions outlined therein. The Company's common stock will continue to be listed and trade on the Nasdaq Capital Market under the symbol "SGBX".

Results of Operations

Nine Months Ended September 30, 2025 and 2024:

	For the Nine Months Ended September 30, 2025	For the Nine Months Ended September 30, 2024
Total revenue	$2,338,870	$3,932,592
Total cost of revenue	(3,965,265)	(3,618,031)
Total payroll and related expenses	(2,062,589)	(3,507,118)
Total other operating expenses	(4,338,504)	(1,829,370)
Total operating loss	(8,027,488)	(5,021,927)
Total other income/(expense)	(4,608,922)	(8,119,147)
Total loss before income tax	(12,636,410)	(13,141,074)
Common stock deemed dividend	—	(1,638,149)
Income from discontinued operations	—	2,684,678
Net loss attributable to common stockholders	$(12,636,410)	$(12,094,545)

Revenue

During the nine months ended September 30, 2025, we derived revenue primarily from our construction segment. Total revenue for the nine months ended September 30, 2025 was $2,338,870 compared to $3,932,592 for the nine months ended September 30, 2024. This decrease of $1,593,722, or approximately 41%, was mainly driven by a decrease in construction services due to less jobs in progress.

Cost of Revenue and Gross Profit

Cost of revenue was $3,965,265 for the nine months ended September 30, 2025, compared to $3,618,031 for the nine months ended September 30, 2024. The increase of $347,234, or an increase of approximately 10%, is primarily related to losses on construction jobs recognized during the nine months ended September 30, 2025.

Gross (loss)/income was $(1,626,395) and $314,561 for the nine months ended September 30, 2025 and 2024, respectively.

Gross profit (loss) margin percentage decreased to (70)% for the nine months ended September 30, 2025 compared to 8% for the nine months ended September 30, 2024 primarily due to increased losses on construction jobs recognized during the nine months ended September 30, 2025.

Operating Expenses

Payroll and related expenses for the nine months ended September 30, 2025 were $2,062,589 compared to $3,507,118 for the nine months ended September 30, 2024. This decrease was primarily caused by a decrease in the vesting of restricted stock units during the nine months ended September 30, 2025 as compared to the prior year period.

Other operating expenses (general and administrative expenses and marketing and business development expenses) for the nine months ended September 30, 2025 were $4,338,504 compared to $1,829,370 for the nine months ended September 30, 2024. This increase was due to an overall increase in operating expenses spend during the nine months ended September 30, 2025.

Other Income (Expense)

There was $2,592,979 of other income for the nine months ended September 30, 2025, and $186,634 for the nine months ended September 30, 2024. The amount recognized during the nine months ended September 30, 2025 resulted from a legal settlement as well as employee retention credits received. Interest expense for the nine months ended September 30, 2025 and 2024 was $2,092,176 and $2,404,277, respectively. There was a change in fair value of equity-based investments of $311,560 and $5,590,666 recognized for the nine months ended September 30, 2025 and 2024, respectively. Interest income for the nine months ended September 30, 2025 and 2024 was $117,044 and $9,570, respectively. The increase resulted from additional interest-bearing accounts during 2025. During the nine months ended September 30, 2025, the Company recognized a loss on conversion of notes payable in the amount of $4,915,209. Additionally, there was $320,408 loss on sales of equity investments recognized during the nine months ended September 30, 2024.

Three Months Ended September 30, 2025 and 2024:

	For the Three Months Ended September 30, 2025	For the Three Months Ended September 30, 2024
Total revenue	$1,051,165	$1,753,223
Total cost of revenue	(1,359,337)	(1,878,799)
Total payroll and related expenses	(769,057)	(1,761,827)
Total other operating expenses	(1,430,497)	(353,682)
Total operating loss	(2,507,726)	(2,241,085)
Total other income/(expense)	(2,808,146)	(1,614,828)
Total loss before income tax	(5,315,872)	(3,855,913)
Net loss attributable to common stockholders	$(5,315,872)	$(3,855,913)

Revenue

During the three months ended September 30, 2025, we derived revenue primarily from our construction segment. Total revenue for the three months ended September 30, 2025 was $1,051,165 compared to $1,753,223 for the three months ended September 30, 2024. This decrease of $702,058, or approximately 40%, was mainly driven by a decrease in construction services due to less jobs in progress.

Cost of Revenue and Gross Profit

Cost of revenue was $1,359,337 for the three months ended September 30, 2025, compared to $1,878,799 for the three months ended September 30, 2024. The decrease of $519,462, or a decrease of approximately 28%, is primarily related to losses on construction jobs recognized during the nine months ended September 30, 2025.

Gross loss was $(308,172) and $(125,576) for the three months ended September 30, 2025 and 2024, respectively.

Gross loss margin percentage decreased to (29)% for the three months ended September 30, 2025 compared to (7)% for the three months ended September 30, 2024 primarily due to increased losses on construction jobs recognized during the three months ended September 30, 2025.

Operating Expenses

Payroll and related expenses for the three months ended September 30, 2025 were $769,057 compared to $1,761,827 for the three months ended September 30, 2024. This decrease was primarily caused by a decrease in the vesting of restricted stock units during the three months ended September 30, 2025 as compared to the prior year period.

Other operating expenses (general and administrative expenses and marketing and business development expenses) for the three months ended September 30, 2025 were $1,430,497 compared to $353,682 for the three months ended September 30, 2024. This increase was due to an overall increase in operating expenses spend during the three months ended September 30, 2025.

Other Income (Expense)

There was $2,543,106 of other income for the three months ended September 30, 2025, and $2,652 recognized for the three months ended September 30, 2024. The amount recognized during the three months ended September 30, 2025 resulted from a legal settlement as well as employee retention credits received. Interest expense for the three months ended September 30, 2025 and 2024 was $553,087 and $864,007, respectively. The decrease in interest expense resulted from an increase in notes payable balances during the three months ended September 30, 2025. There was a change in fair value of equity-based investments of $0 and $139,808 recognized for the three months ended September 30, 2025 and 2024, respectively. Interest income for the three months ended September 30, 2025 and 2024 was $117,044 and $0, respectively. The increase resulted from additional interest bearing accounts during 2025. During the three months ended September 30, 2025, the Company recognized a loss on conversion of notes payable in the amount of $4,915,209.

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

Our operations for the nine months ended September 30, 2025 and 2024 may not be indicative of our future operations.

Liquidity and Capital Resources

As of September 30, 2025 and December 31, 2024, we had an aggregate of $3,021,757 and $375,873, respectively, of cash and cash equivalents and short-term investments.

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

We continue to generate losses from operations. As of September 30, 2025, our stockholders’ equity was $24,935,557 compared to $(12,460,308) as of December 31, 2024, and we had an accumulated deficit of $111,168,493, compared to $98,532,083 as of December 31, 2024. Our net loss attributable to our common stockholders for the nine months ended September 30, 2025 was $12,636,410 and net cash used in operating activities was $3,817,995.

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

Cash Flow Summary

	Nine Months Ended September 30,
	2025	2024
Net cash provided by (used in):
Operating activities	$(3,817,995)	$(9,915,916)
Investing activities	(2,468,180)	(401,448)
Financing activities	8,932,059	10,560,109
Net increase (decreased) in cash and cash equivalents	$2,645,884	$242,745

Operating activities used net cash of $3,817,995 during the nine months ended September 30, 2025, and used net cash of $9,915,916 during the nine months ended September 30, 2024. Generally, our net operating cash flows fluctuate primarily based on changes in our profitability and working capital. Cash used in operating activities decreased by approximately $6,097,921.

Investing activities used net cash of $2,468,180 during the nine months ended September 30, 2025, and $401,448 net cash during the nine months ended September 30, 2024 an increase in cash used of $2,066,732. This amount resulted from $388,339 in purchases of property and equipment, $186,000 used for equity-based investment, $2,000,000 paid for business acquisitions and $77,013 cash received in business combination.

Financing activities provided net cash of $8,932,059 and $10,560,109 during the nine months ended September 30, 2025 and 2024, respectively.  This amount resulted from $6,635,294 from the issuance of common stock, $1,358,376 in repayments of short-term notes payable, and proceeds of $3,654,231 from the issuances of short-term notes payable.

There can be no assurance that our customers will decide to and/or be able to proceed with these construction projects, or that we will ultimately recognize revenue from these projects in a timely manner or at all.

Off-Balance Sheet Arrangements

As of September 30, 2025 and December 31, 2024, we had no material off-balance sheet arrangements to which we are a party.

In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector. These agreements are typically with consultants and certain vendors. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of September 30, 2025.

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

Goodwill – The Company performs its impairment test of goodwill at the reporting unit level each fiscal year, or more frequently if events or circumstances change that would more likely than not reduce the fair value of its reporting unit below its carrying values. The Company performs a goodwill impairment test by comparing the fair value of the reporting unit with its carrying value and recognizes an impairment charge for the amount by which the carrying value exceeds the fair value, not to exceed the total amount of goodwill. The amount by which the carrying value of the goodwill exceeds its implied fair value, if any, is recognized as an impairment loss. There were no impairments during the nine months ended September 30, 2025 or 2024.

Intangible assets – Intangible assets consist of $75,050 of website costs that are being amortized over 5 years and patents of $801,207 that are being recognized over 7 years. The amortization expense for the nine months ended September 30, 2025 and 2024 was $85,913 and $10,251, respectively. The accumulated amortization as of September 30, 2025 and December 31, 2024 was $91,351 and $63,392, respectively.

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

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Net loss attributable to common stockholders of Safe & Green Holdings Corp.	$(5,315,872)	$(3,716,105)	$(12,636,410)	$(12,094,545)
Addback interest expense	553,087	864,007	2,092,176	2,404,277
Addback interest income	(117,044)	—	(117,044)	(9,570)
Addback depreciation and amortization	145,229	108,252	518,563	200,120
EBITDA (non-GAAP)	(4,734,600)	(2,743,846)	(10,142,715)	(9,499,718)
Common stock deemed dividend	—	—	—	1,638,149
Gain on deconsolidation-SG DevCorp (including noncontrolling interest portion)	—	—	—	(2,684,678)
Change in fair value of equity-based investments	—	613,665	311,560	5,590,666
Loss on conversion of notes payable	4,915,209	-	4,915,209	-
Loss on disposition of equity-based investments	—	—	—	320,408
Addback litigation expense	—	43,801	—	356,046
Addback stock compensation expense	106,298	570,362	318,894	1,097,698
Adjusted EBITDA (non-GAAP)	$286,907	$(1,516,018)	$(4,597,052)	$(3,181,429)

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

Changes in Internal Control over Financial Reporting

For the fiscal quarter ended September 30, 2025, there have been no changes in our internal control over financial reporting identified in connection with the evaluations required by Rule 13a-15(d) or Rule 15d-15(d) under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

At September 30, 2025 and December 31, 2024, we had cash and cash equivalents and a short-term investment, collectively, of $3,021,757 and $375,873 respectively.  If we are not successful with our efforts to increase revenue, we could experience a shortfall in cash over the next twelve months. If there is a shortfall, we may be forced to reduce operating expenses, among other steps, all of which would have a material adverse effect on our operations going forward.

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

The report of our independent registered public accounting firm contains a note stating that the accompanying financial statements have been prepared assuming we will continue as a going concern. At September 30, 2025 and December 31, 2024, we had cash and cash equivalents and a short-term investment, collectively, of $3,021,757 and $375,873, respectively.

We have incurred losses since inception, have negative working capital of $19,635,275 as of September 30, 2025 and have negative operating cash flows, which has raised substantial doubt about our ability to continue as a going concern. We expect our current cash and the proceeds from anticipated financings to be sufficient for working capital until we are cash flow positive, which we believe will be in the second half of 2025.

The loss of one or a few customers could have a material adverse effect on us.

A few customers have in the past, and may in the future, account for a significant portion of our revenues in any one year or over a period of several consecutive years. For example, for the nine months ended September 30, 2025 approximately 81% of our revenue was generated from one customer and for the year ended December 31, 2024, approximately 87% of our revenue was generated from one customers. Although we have contractual relationships with many of our significant customers, our customers may unilaterally reduce or discontinue their contracts with us at any time. The loss of business from a significant customer could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our clients may adjust, cancel or suspend the contracts in our backlog; as such, our backlog is not necessarily indicative of our future revenues or earnings. In addition, even if fully performed, our backlog is not a good indicator of our future gross margins.

Backlog represents the total dollar amount of revenues we expect to record in the future as a result of performing work under contracts we have been awarded. Backlog may fluctuate significantly due to the timing of orders or awards for large projects and is not necessarily indicative of future backlog levels or the rate at which backlog will be recognized as revenue. We include in backlog only those contracts for which we have reasonable assurance that the customer can obtain the permits for construction and can fund the construction. As of December 31, 2024, our backlog totaled approximately $1.2 million and as of September 30, 2025, our backlog totaled approximately $1.2 million. Our backlog is described more in detail in “Note 10—Construction Backlog” of the notes to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. We cannot provide assurance that our backlog will be realized as revenues in the amounts reported or, if realized, will result in profits. In accordance with industry practice, substantially all of our contracts are subject to cancellation, termination or suspension at our customer’s discretion. In the event of a project cancellation, we generally would not have a contractual right to the total revenue reflected in our backlog. Projects can remain in backlog for extended periods of time because of the nature of the project and the timing of the particular services required by the project. In addition, the risk of contracts in backlog being cancelled or suspended generally increases during periods of widespread economic slowdowns or in response to changes in commodity prices.

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

At September 30, 2025, there were options, restricted stock units and warrants of 29, 6,992 and 97,752, respectively, outstanding that could potentially dilute future net income per share. Additionally there were 9,014 shares of common stock from the conversion of notes payable that could potentially dilute net income per share as of September 30, 2025. Because the Company had a net loss as of September 30, 2025, it is prohibited from including potential common shares in the computation of diluted per share amounts. Accordingly, the Company has used the same number of shares outstanding to calculate both the basic and diluted loss per share. At September 30, 2024, there were options, restricted stock units and warrants of 28, 233, and 62,866, respectively, outstanding that could potentially dilute future net income per share.

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

On May 16, 2024, the Company received a letter from Nasdaq notifying the Company that it was not in compliance with Nasdaq Listing Rule 5550(b)(1) (“Rule 5550(b)(1)”) because the stockholders’ equity of the Company of $6,334,859, as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, was below the minimum requirement of $2.5 million. As of the date of this Quarterly Report on Form 10-Q, the Company does not have a market value of listed securities of $35 million, or net income from continued operations of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years, the alternative quantitative standards for continued listing on Nasdaq.  In accordance with Nasdaq’s Listing Rules, the Company had until September 30, 2024 to submit a plan to regain compliance with Rule 5550(b)(1). On July 25, 2024, Nasdaq notified the Company that, based on its review of the Company and the materials submitted by the Company to Nasdaq, Nasdaq Staff determined to grant the Company an extension to regain compliance with Rule 5550(b)(1) until November 12, 2024, subject to the Company regaining and evidencing compliance with Rule 5550(b)(1) by such date.

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
Date: November 13, 2025