Form 10-K
period 2025-12-31
OLENOX INDUSTRIES INC.
filed 2026-06-30
CIK 1023994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 001-38037

OLENOX INDUSTRIES INC.

(Exact name of registrant as specified in its charter)

Delaware	95-4463937
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1207 N. FM 3083 E. BLDG. C, Conroe, Texas	77304
(Address of principal executive offices)	(Zip Code)

(936) 323-6332

(Registrants telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	OLOX	The Nasdaq Stock Market LLC

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T ( 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant based on the closing price of the shares of common stock on the Nasdaq Capital Market on June 30, 2025, was approximately $7,781,458.

As of June 29, 2026, the registrant had a total of 1,302,635 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

OLENOX INDUSTRIES INC.

FORM 10-K

i

PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) contains “forward-looking statements” that involve risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements. The statements contained in this Annual Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the “Securities Act,” and Section 21E of the Securities Exchange Act of 1934, as amended, or the “Exchange Act”. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “strategy,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” included under Part I, Item 1A below. Furthermore, such forward-looking statements speak only as of the date of this Annual Report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

As used in this Annual Report, unless the context requires otherwise, references to “Olenox,” the “Company,” “we,” “us,” and “our” refer to Olenox Industries, Inc. and its subsidiaries, as the context requires.

Safe & GreenTM, GreenSteelTM and the SG logo are our trademarks. All other trademarks and service marks appearing in this Annual Report are the property of their respective owners.

On May 2, 2024, the Company effected a 1-for-20 reverse stock split. On September 8, 2025, the Company effected a 1-for-64 reverse stock. On May 8, 2026, the Company effected a 1-for-10 reverse stock split. Unless otherwise stated all shares and per share amounts for all periods presented in this Annual Report have been adjusted to reflect all stock splits for the years ended December 31, 2025 and 2024, and the May 8, 2026 reverse stock split.

Summary Risk Factors

Our business and our ability to execute our business strategy are subject to a number of risks of which you should be aware of before you decide to invest in our Company. The following is a summary of the more significant risks relating to the Company. A more detailed description of our risk factors can be found below in Item 1A. Risk Factors.

Risks Relating to our Financial Position and Capital Requirements

●	We could experience a shortfall in cash over the next twelve months.

●	Our independent registered public accounting firm has expressed doubt about our ability to continue as a going concern.

●	We have incurred net losses in prior periods and there can be no assurance that we will generate income in the future.

●	To date we have not generated revenue from SG Medical Co or SG Environmental Services.

●	If we or our subsidiaries are unable to raise additional capital to fund our existing operations, we would be compelled to delay, reduce or eliminate our development or commercialization efforts. We must timely register the shares issuable under the Debenture and the Warrant.

Risks Relating to our Company

●	A natural disaster, the effects of climate change, or other disruptions at our SG Echo facility could adversely affect us.

●	The requirements of being a public company may strain our resources and divert management’s attention.

●	We are dependent on the services of key personnel, a few customers and vendors.

●	The loss of customers could have a material adverse effect on us.

●	We rely on certain vendors to supply us with materials and products that, if we were unable to obtain, could adversely affect our business.

●	We currently are, and may in the future be, subject to legal proceedings or investigations.

Risks Relating to our Modular Business and Industry

●	Changes in general economic conditions and geopolitical and other conditions may adversely impact our business.

●	Limited availability or increases in costs of transportation could adversely affect our business and operations.

●	Expansion of our operations may strain resources.

●	Our clients may adjust, cancel or suspend the contracts in our backlog.

●	Our liability for estimated warranties may be inadequate.

●	We can be adversely affected by failures of persons who act on our behalf to comply with applicable regulations.

●	The cyclical and seasonal nature of the construction industry causes our revenues and operating results to fluctuate.

●	One of our business segments depends on the construction industry and general business, financial market and economic conditions related to construction projects.

●	Our business relies on private investment and a slower than expected economy may adversely affect our results.

●	We are subject to risks regarding environmental, health and safety laws and regulations.

●	Our business may be subject to economic and political risks of vendors obtaining supplies from foreign countries.

●	Our operating results will be subject to fluctuations and are inherently unpredictable.

●	We are subject to cybersecurity risks.

●	We could suffer adverse tax and other financial consequences if we are unable to utilize our net operating loss carry forwards.

Risks Relating to our Oil and Gas Business and Industry

●	Market conditions and particularly volatility in prices for oil and natural gas may adversely affect our revenue, cash flows, profitability, growth, production and the present value of our estimated reserves.

●	The IRA and other risks relating to climate change could accelerate the transition to a low carbon economy and could impose new costs on our operations that may have a material and adverse effect on us.

●	Climate change-related regulations, policies and initiatives may have other adverse effects, such as a greater potential for governmental investigations or litigation.

●	We may be unable to obtain needed capital or financing on satisfactory terms or at all to fund our acquisitions or development activities, which could lead to a loss of properties and a decline in our oil and natural gas reserves and future production.

●	Our failure to successfully identify, complete and integrate pending and future acquisitions of properties or businesses could reduce our earnings, and title defects in the properties in which we invest may lead to losses.

●	Our identified potential drilling locations are susceptible to uncertainties that could materially alter the occurrence or timing of their drilling.

●	The inability of one or more of our customers to meet their obligations, or loss of one or more of our significant purchasers, may adversely affect our financial results.

●	Our method of accounting for investments in oil and natural gas properties may result in impairment of asset value.

Any material inaccuracies in reserve estimates or underlying assumptions will materially affect the quantities and present value of our reserves.

●	We are vulnerable to risks associated with our primary operations concentrated in a single geographic area.

●	If transportation or other facilities, certain of which we do not control, or rigs, equipment, raw materials, oil services or personnel are unavailable, our operations could be interrupted and our revenues reduced.

●	Our operations are subject to various governmental laws and regulations which require compliance that can be burdensome and expensive and may impose restrictions on our operations.

●	U.S. tax legislation, including recently adopted IRA, may negatively affect our business, results of operations, financial condition and cash flow.

●	Drilling for and producing oil and natural gas are high-risk activities with many uncertainties that may result in a total loss of investment and adversely affect our business, financial condition or results of operations.

●	We rely on a few key employees whose absence or loss could adversely affect our business.

●	A terrorist attack or armed conflict could harm our business and could adversely affect our business.

●	A cyber incident could result in information theft, data corruption, operational disruption and/or financial loss.

Risks Relating to our Common Stock

●	Failure to meet the continued listing requirements of the Nasdaq Capital Market could result in a delisting.We may effect additional reverse stock splits of our outstanding common stock in the future to comply with Nasdaq’s continued listing requirements.

●	Our stock price has been subject to fluctuations in the past, has recently been volatile and our stock is thinly traded.

●	The requirements of being a public company may strain our resources.

●	Sales of shares of our common stock, could cause the price of our common stock to decline and result in dilution.

●	Certain provisions of Delaware law could discourage, delay or prevent a merger or acquisition at a premium price.

●	We have availed ourselves of reduced disclosure requirements, which may make our common stock less attractive.

Item 1. Business.

Company Overview

We operate in the following four segments: (i) manufacturing for construction; (ii) technology; (iii) oil and gas; and (iv) environmental services. The construction segment designs and constructs modular structures in our factory using recycled shipping containers; in the past, traditional wood and steel frames were also used. In the technology sector, we offer turnkey solutions to monitor oil and gas operations remotely and other similar applications. Our oil and gas wells operate in multiple states and in Canada. The environmental services segment operates in the oil and gas industry and provides renewable energy and other services on-site.

We are a provider of modular structures (“Modules”). We currently provide Modules made out of code-engineered cargo shipping containers as both permanent or temporary structures for use as residential housing, commercial structures and industrial applications. In 2025, Modules were supplied for residential projects, military storage use and power generation enclosures. They were manufactured using our proprietary technology, design and engineering expertise, which includes modifying code-engineered cargo shipping containers and purpose-built modules for use for safe and sustainable commercial, industrial and residential building.

On February 2, 2025, we executed a sign and close agreement to merge Olenox Industries Inc. (“OLOX”) with New Asia Holdings, Inc. (“NAHD”), the parent company of Olenox Corp. and Machfu, Inc. In December 2025, OLOX acquired Giant Containers Inc. Olenox Corp. is an oil & gas and renewable energy company, Machfu is an “Internet of Things,” or “IoT,” technology company with proprietary technology in remote monitoring. Giant Containers is a leading global manufacturer of modular structures using shipping containers for use in construction projects and for custom buildings. In January 2026, the Company changed its name from Safe & Green Holdings Corp. to “Olenox Industries Inc.” and the trading symbol was changed to “OLOX”.

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

Prior to the COVID-19 pandemic, our core customer base was comprised of architects, landowners, builders and developers who used our Modules in commercial and residential structures. Our cargo modified Modules allow for the redesign, repurpose and conversion of heavy-gauge steel cargo shipping containers into Safe & Green™, which are safe green building blocks for commercial, industrial, and residential building construction, rather than consuming new steel and lumber. Our technology and expertise are also used to purpose-build modules, or prefabricated steel modular units customized for use in modular construction, and to augment or complement our structures.

Modular Construction

We manufacture purpose-built pre-fabricated modular structures, for both residential and commercial use, using wood or steel as the base material. We believe that modular construction provides the following benefits:

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

There are three core product offerings that utilize our GreenSteel technology and engineering expertise. The first product offering involves GreenSteel Modules, which are normally container based, and are the structural core and shell of a Safe & Green building. We procure the containers, engineer required openings with structural steel enforcements, paint the containers and then deliver them on-site, where the customer or a customer’s general contractor will complete the entire finish out and installation. The second product offering involves replicating the process to create the GreenSteel product either container based or conventional volumetric units and, in addition, installing selected materials, finishes and systems (including, but not limited to floors, windows, doors, interior painting, electrical wiring and fixtures, plumbing outlets and bathrooms, roofing system) and delivering pre-fabricated Modules to the site for a third party licensed general contractor to complete the final finish out and installation. Finally, the third product offering is the completely fabricated and finished building (including but not limited to floors, windows, doors, interior painting, electrical wiring and fixtures, plumbing outlets and bathrooms, roofing systems), including erecting the final unit on site and completing any other final steps. The building is ready for occupancy and/or use as soon as installation is completed. Construction administration and/or project management services are typically included in our product offerings.

Other Modular Products

We also produced pre-fabricated modular containers, for both residential and commercial use, at our Durant, Oklahoma facility using wood framing as the base material instead of steel containers. We have found that some clients prefer a mix of wood and steel containers for their projects.

ESR Approval

In April 2017, the ICC Evaluation Service, LLC (“ICC-ES”) granted us an Evaluation Service Report (“ESR”) for the Safe & Green structural building materials. We believe we were the first modular building company to receive such certification. Our ESR indicates that the ICC-ES recognizes the suitability and technical capabilities of our structural building materials for use in compliance with the International Building Code and Residential Code, the California Building Code and Residential Code, and the Florida Building Code—Building and Residential. We believe our ESR has expedited reviews and approvals by state and local building departments, helped the modular concept gain wider acceptance in the construction industry and opened up licensing opportunities internationally We also believe the ESR will make it more difficult for other companies in the industry to compete with us because the quality control and design acceptance criteria are specific to us and our associated facilities.

The inspection and certification of intermodal containers as detailed in our ESR procedures is not site specific but rather depends on the use of qualified inspectors who are trained to evaluate the cargo worthiness of intermodal containers using established industry standards, including AC 462 from the ICC-ES and Institute of International Container Lessors (“IICL”). Our quality control and inspection processes are reviewed annually by the ICC-ES to verify compliance with the Acceptance Criteria established by the ICC-ES and detailed in ESR 3764. The ESR program is current with these recertifications and the up-to-date ESR is posted to the industry wide approved ESR list on the ICC-ES web-based network. Once a container is inspected, a medallion is permanently affixed to the unit to signify compliance with ESR 3764 which is used by local building officials to verify conformance of the container module to the ICC-ES criteria. All Olenox Industries container-based modules have such medallions that validate the quality control process.

Target Markets

To date, the target markets for the products that utilize our technology and expertise of Modules have been the new construction market in the United States. The Modules that utilize our technology and expertise have a particular application in a number of segments, including:

●	Single-Family and Multi-Family Housing

●	Restaurants and Quick Service Restaurants

●	Military

●	Education/Student Housing

●	Health Care including medical laboratories

●	Equipment Enclosures and Stacking Solutions

●	Office and Commercial

●	Residential customers

●	Athletic facilities and support structures

●	Administration Facilities

In addition, future work targets a major expansion into such products and services, including recharging stations for electric vehicles, data centers, warehouse/public storage, energy storage, and reclamation/drop off centers.

SG Echo

In September 2020, we consummated the transaction contemplated by the Asset Purchase Agreement that SG Echo, LLC (“SG Echo”) entered into with Echo DCL, LLC, a Texas limited liability company (“Echo”), pursuant to which SG Echo acquired substantially all the assets of Echo, except for Echo’s real estate holdings. Echo was a container/modular manufacturer based in Durant, Oklahoma specializing in the design and construction of permanent modular and temporary modular buildings and was one of our key supply chain partners. Echo catered to military, education, administration facilities, healthcare, government, commercial and residential customers. This acquisition allowed us to expand our reach with our Modules and offered us an opportunity to vertically integrate a large portion of our cost of goods sold, as well as increase margins, productivity and efficiency in the areas of design, estimating, manufacturing and delivery.

SG Echo opened a second factory (the “Waldron Factory”) in Durant, Oklahoma, in the second half of 2023. The Waldron Factory produced modulars for multiple clients in various industries. It was closed and moved to Conroe, TX in the fourth quarter of 2025. The factory in Oklahoma is currently being leased to a tenant that is an unrelated entity.

On April 28, 2026, SG Echo, a wholly owned subsidiary of the Company, commenced a voluntary case under Chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Eastern District of Oklahoma (the “Bankruptcy Court”), seeking a court-administered reorganization pursuant to a plan of reorganization. The Chapter 11 case pertains solely to SG Echo and does not include the Company or any of its other subsidiaries or affiliates, which continue to operate normally. SG Echo continues to operate its business as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code.

The commencement of the Chapter 11 case constitutes an event of default that accelerated the obligations of SG Echo under the Loan and Security Agreement between SG Echo, LLC and Enhanced Capital Oklahoma Rural Fund, LLC, dated September 20, 2024 (the “Enhanced Loan Agreement”), under which approximately $4.0 million of principal, plus accrued and unpaid interest, became immediately due and payable. Any efforts to enforce the payment obligations under the Enhanced Loan Agreement are automatically stayed as a result of the Chapter 11 case, and the creditors’ enforcement rights are subject to the applicable provisions of the Bankruptcy Code. The Company is evaluating the impact of the Chapter 11 case on the carrying amounts and classification of SG Echo’s assets and liabilities and on the Company’s consolidated financial statements.

SG DevCorp

In December 2022, we announced our plan to separate (the “Separation”) our Company and Safe and Green Development Corporation (“SG DevCorp”) into two separate publicly traded companies. To implement the Separation, on September 27, 2023, we effected a pro rata distribution to our stockholders of approximately 30% of the outstanding shares of SG DevCorp common stock (the “Distribution”). In connection with the Distribution, each of our stockholders received 0.930886 shares of SG DevCorp common stock for every five (5) shares of our common stock held as of the close of business on September 8, 2023, the record date for the Distribution, as well as a cash payment in lieu of any fractional shares. Immediately after the Distribution, SG DevCorp was no longer a wholly-owned subsidiary of ours and we held approximately 70% of SG DevCorp issued and outstanding securities. SG DevCorp has since gone through mergers and a name change.

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

During 2024, the Company’s ownership in SG DevCorp fell below 50%, and the Company deconsolidated SG DevCorp from its financial statements (the “Deconsolidation”). The Deconsolidation represents a strategic shift in the Company’s operations and continues to have a major effect on the Company’s operations and financial results.

Recent Developments

On February 2, 2025, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and between us and NAHD pursuant to which NAHD will be merged into a to-be-formed subsidiary of the Company (the “Merger”). Following this Merger, the NAHD operating subsidiaries will be indirect, wholly owned subsidiaries of the Company.

As merger consideration, the Company will issue four million (4,000,000) shares of Series A non-voting convertible preferred stock of the Company, par value $1.00 (the “Preferred Shares”), to the NAHD shareholders. Each Preferred Share has the right to convert into shares of common stock of the Company at a ratio of 1 to 15 (each Preferred Share will convert into 15 shares of common stock of the Company), provided, however, that such conversion is subject to the approval of a majority of the Company’s common shareholders.

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

On February 26, 2025, the Company received a listing decision from The Nasdaq Stock Market LLC (Nasdaq) on behalf of the Nasdaq Hearings Panel (the “Panel”) indicating that the Company has evidenced compliance with the minimum equity standard set forth in Listing Rule 5550(b)(1) (the “Equity Rule”) and all other applicable criteria for continued listing on The Nasdaq Capital Market. Accordingly, the previously disclosed listing matter has been closed, and the Company’s securities will remain listed on Nasdaq.

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

In its communications with the Panel, the Company further advised that the conversion of the preferred stock issued in the transaction is subject to the Company’s receipt of shareholder approval for the issuance of the underlying common shares and, upon such issuance, will result in a change of control of the Company. Upon the Company’s receipt of such shareholder approval, the Company plans to file an initial listing application for the combined entity.

On June 11, 2025, the Company was notified by Nasdaq that, based upon the Company’s continued non-compliance with the minimum $1.00 bid price requirement set forth in Rule 5550(a)(2) as of June 10, 2025, the deficiency could serve as an additional basis for the delisting of the Company’s securities from Nasdaq. The notice had no immediate effect on the listing or trading of the Company’s common stock and the Company’s common stock continued to trade pending the ultimate conclusion of the Nasdaq hearing process. On June 17, 2025, the Company presented a plan to the Panel to regain compliance, including its intention to implement a reverse stock split and restructure certain previously issued warrants to mitigate dilution concerns. On July 8, 2025, the Company received a decision letter from the Panel granting the Company’s request for continued listing on the Nasdaq Capital Market. The decision is conditioned on the Company maintaining full compliance with all continued listing requirements of the Nasdaq Capital Market by August 28, 2025 and completing its proposed plan. On or about October 3, 2025, the Company regained compliance with all applicable Nasdaq listing requirements, including Nasdaq Listing Rule 5550(a)(2), the Minimum Bid Price Rule, which requires the Company’s common stock to maintain a minimum bid price of $1.00 per share for at least ten consecutive business days. Further to the compliance letter set forth by the Panel, the Company has now fully complied with all terms and conditions outlined therein.

On December 18, 2025, the Company acquired all of the outstanding shares of Giant Containers Inc. Giant Containers is a leading manufacturer of modular structures utilizing shipping containers and purpose-built containers. Giant Containers have been active in the industry for over 20 years and have delivered several projects to the residential, commercial and industrial markets. It has customers throughout Canada and the U.S. and at the date of acquisition had a substantial number of projects under contract. With the closing of SG Echo LLC in the fourth quarter of 2025, Giant Containers will be the focus of the Company’s modular business going forward.

Our Competitive Strengths

Although the construction industry is highly competitive, we are committed to educating the real estate community on the benefits of our technology and expertise and positioning our products as complementary to the strategy of developers, rather than as competition. We may compete for building opportunities with regional, national and international builders that possess greater financial, marketing and other resources than we do, and competition within the general construction industry may increase if there is future consolidation in the land development and construction industry or if new building technologies arise. Within the modular building space, we compete against a small number of companies providing modular building services. The principal competitive factors in our construction business include, but are not limited to, the availability of building materials; technical product knowledge and expertise; previous experience in modular construction; consulting or other service capabilities; pricing of products; and the marketability of our ESR within the structural building space.

We believe we can distinguish ourselves from our competitors on the basis of our ESR, quality, cost and construction time savings when utilizing our technology and expertise. Our proprietary construction for our cargo-based containers method is typically less expensive than traditional construction methods, particularly in urban locations and multi-story projects, and construction time is also generally reduced by using our construction method, reducing both construction and soft costs substantially. Our Modules are designed to be hurricane-, tornado- and earthquake-resistant and able to withstand harsh climate conditions. The flexibility and the stack-ability of the Modules allow architects, developers and owners to design Modules to meet their specific needs. In addition, our management team has a breadth of knowledge in the modular building industry with over 100 years of combined experience. Our experience in a wide range of construction applications, including offices, industrial enclosures, residential projects, commercial structures and quick service restaurants, gives us an advantage over our competition through the use of market-based prototypes.

Our Customers

We market our construction products to a broad customer base, comprised primarily of contractors, home builders, building owners and other resellers across the continental United States and Canada. In addition, as stated above, we have supplied and offer our Modules to the medical community. Our customers come from all walks in the economy and include large multinational corporations, government agencies, private developers, the U.S. Military, individual home owners, pop-up retailers, and a host of entrepreneurs looking to launch ideas and technology.

Our Suppliers and Partners

Although the primary use of shipping containers is for transportation, when constructing our Modules, we use standard materials made in America to modify the container shell structure and finish out the Modules. We also utilize the same suppliers and materials used by conventional construction. Materials such as windows, doors, insulation mechanical systems, electrical systems and other such supplies are all off-the-shelf materials and equipment commonly available and used in the industry. We believe we have access to alternative suppliers, with limited disruption to the business, should circumstances change with our existing suppliers.

Intellectual Property

We operate under our United States registered trademarks, GreenSteel™ and Giant Containers.

Legal Proceedings

The Company is subject to certain claims and lawsuits arising in the normal course of business. For information regarding legal proceedings, see “Note 21 - Commitments and Contingencies” of our consolidated financial statements included elsewhere in this Annual Report.

Government Regulation and Approval

The design and construction of buildings is controlled at the project level, with local and state municipalities having jurisdiction in most cases. All buildings, conventionally built or modularly built, are subject to published building codes and criteria that must be achieved during the architectural and engineering phase in order to be approved for construction. There are no specific regulations that impact our design and construction technology. Our oil and gas operations are governed by federal, state, and local regulations covering environmental protection, safety, leasing, and production compliance. While much of the regulation in the design and construction industry occurs at the project level, we are subject to various federal, state and local government regulations applicable to the business in the jurisdictions in which we operate, including laws and regulations relating to our relationships with our employees, public health and safety, workplace safety, transportation, zoning and fire codes. We strive to operate in accordance with applicable laws, codes and regulations. We believe we are in compliance in all material respects with existing applicable environmental laws and regulations and, in addition, that our employment, workplace health and workplace safety practices comply with related regulations.

General Corporate Information

We were incorporated in the State of Delaware on December 29, 1993 under the name PC411, INC. On January 12, 1999, we changed our name to CDSI Holdings, Inc. On November 4, 2011, CDSI Merger Sub, Inc., our wholly-owned subsidiary, completed a reverse merger with and into SG Building Blocks, Inc. (“SG Building”), with SG Building surviving the reverse merger as our wholly owned subsidiary. Also on November 4, 2011, we changed our name to SG Blocks, Inc. On December 16, 2022, we changed our name to Safe & Green Holdings Corp. In addition, on December 16, 2022, our then wholly-owned subsidiary, SGB Development Corp. changed its name to Safe and Green Development Corporation. On January 20, 2026, we changed our name to Olenox Industries Inc. Our common stock is currently listed for trading on the Nasdaq Capital Market under the symbol “OLOX.”

Our principal offices are located at 1207 N FM 3083 Rd E Bldg C, Conroe, TX 77304. Our website address is www.olenox.com. The information contained in, and that can be accessed through our website, is not incorporated into and is not a part of this Annual Report. We make available on our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K as soon as reasonably practicable after those reports are filed with the Securities and Exchange Commission (the “SEC”). The following Corporate Governance documents are also posted on our website: Code of Business Conduct and Ethics and the Charters for the following Committees of the Board of Directors: Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee. Our phone number is (646) 240-4235. Our filings may also be read and copied at the SEC’s Public Reference Room at 100 F Street NE, Room 1580 Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that website is www.sec.gov.

Our Emergence from Bankruptcy

On October 15, 2015, the Company and its subsidiaries (collectively, the “Debtors”), filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) under the caption In re SG Blocks, Inc. et al., Case No. 15-12790. On February 29, 2016, the Debtors filed a Disclosure Statement (the “Disclosure Statement”), attaching a Plan of Reorganization (the “Reorganization Plan”), along with a motion seeking approval of the Disclosure Statement by the Bankruptcy Court. On June 30, 2016 (the “Effective Date”), the Reorganization Plan became effective, and the Debtors emerged from bankruptcy.

Prior to the Effective Date, the Company was authorized to issue: (i) 300,000,000 shares of common stock, par value $0.01 (the “Former Common Stock”) of which 3,353 shares were issued and outstanding as of June 29, 2016 ; and (ii) 5,000,000 shares of preferred stock, par value $0.01 (the “Former Preferred Stock”), none of which were issued and outstanding prior to the Effective Date.

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

On the Effective Date, all previously issued and outstanding shares of the Former Common Stock were deemed discharged, cancelled and extinguished, and, pursuant to the Reorganization Plan, the Company issued, in the aggregate 1 share of common stock, par value $0.01 (the “New Common Stock”), to the holders of Former Common Stock. Further, under the Reorganization Plan, upon the Effective Date, certain members of the Company’s management were entitled to receive options (the “Management Options”) to acquire approximately 1 share , of the Company’s New Common Stock, on a fully diluted basis.

On the Effective Date, pursuant to the terms of the Plan and the Company’s Amended and Restated Certificate of Incorporation, the Company filed with the Secretary of State of the State of Delaware a Certificate of Designation of Convertible Preferred Stock, designating 1,801,670 shares (as adjusted to effect a 1-for-3 reverse stock split) of preferred stock, par value $1.00, all of which were issued upon our emergence from bankruptcy. Prior to our public offering that we consummated in June 2017, all outstanding shares of our preferred stock, were converted into 90,084 shares of common stock. No preferred stock currently remains outstanding.

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

On September 8, 2025, the Company effected a 1-for-64 reverse stock split of its then-outstanding common stock. All share and per share amounts set forth in the consolidated financial statements of the Company have been recast to reflect the 1-for-64 reverse stock split as if it had occurred as of the earliest period presented and unless otherwise stated, all other share and per share amounts for all periods have been adjusted to reflect this reverse stock split.

On May 8, 2026, the Company effected a 1-for-10 reverse stock split of its then-outstanding common stock. All share and per share amounts set forth in the consolidated financial statements of the Company have been recast to reflect the 1-for-10 reverse stock split as if it had occurred as of the earliest period presented and unless otherwise stated, all other share and per share amounts for all periods have been adjusted to reflect this reverse stock split.

Human Capital

We believe that our success depends upon our ability to attract, develop and retain key personnel. As of December 31, 2025, we directly employed five full-time employees and engaged outside professional firms and subcontractors to deliver projects to customers.

Available Information

We are subject to the informational requirements of the Exchange Act, and in accordance therewith, we file reports, proxy and information statements and other information with the SEC. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available through the investor relations section of our website at www.olenox.com. Reports are available free of charge as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. The information contained on our website is not incorporated by reference into this Annual Report.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should consider carefully the following risks, together with all the other information in this Annual Report, including the sections titled “Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and the accompanying notes included elsewhere in this Annual Report. The risks described below are not the only ones we face. Any of the following risks could materially and adversely affect our business. If any of the following risks actually materializes, our operating results, financial condition and liquidity could be materially adversely affected. As a result, the trading price of our common stock could decline, and you could lose part or all of your investment. Our business, financial condition and results of operations could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material.

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

At December 31, 2025 and 2024, we had cash and cash equivalents and a short-term investment, collectively, of $427,886 and $375,873, respectively. However, during the fiscal years ended December 31, 2025 and 2024, we reported a net loss of $18,820,190 and $16,979,682, respectively, and used $7,836,959 and $10,898,755 of cash for operations, respectively.

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

Although we are attempting to curtail our expenses, there is no guarantee that such curtailment will cure our liquidity problem. Our cash used in operations for the year ended December 31, 2025 was $7,836,959 primarily due to our net loss. During the year ended December 31, 2025, we financed our operations from proceeds of notes payables and the issuance of our securities. Subsequent to the end of the quarter we have continued to finance our operations form the issuance of additional notes.

Unless and until we are able to increase our revenues or raise sufficient capital, our lack of cash will continue to constrain our business and subject us to significant risks, including the following: (i) being unable to make the necessary investment in personnel, raw materials or other resources to effectively pursue our business plan, (ii) our suppliers, vendors and service providers slowing down or stopping to supply raw materials or services, and (iii) being forced to reduce or suspend our operations. Any delay in the receipt of raw materials due to payment issues could result in our inability to fulfil purchase orders and negatively impact our ability to generate revenue.

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

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.

The report of our independent registered public accounting firm contains an explanatory paragraph stating that the accompanying consolidated financial statements have been prepared assuming we will continue as a going concern. At December 31, 2025 and 2024, we had cash and cash equivalents and a short-term investment, collectively, of $427,866 and $375,873, respectively. During the fiscal years ended December 31, 2025 and 2024, we reported a net loss of $18,820,190 and $16,979,682, respectively, and used $7,970,959 and $10,898,755 of cash for operations, respectively, and we expect to incur additional net losses in future periods.

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

We performed an impairment test of our goodwill annually during the fourth quarter of our fiscal year or when events occur or circumstances change that would more-likely-than-not indicate that goodwill might be impaired. Factors that may be considered a change in circumstances, indicating that the carrying value of our goodwill may not be recoverable, include a decline in stock price and market capitalization, reduced future cash flow estimates and slower growth rates in our industry. Our annual impairment tests resulted in $0 impairment of goodwill during fiscal 2025 and $1,309,330 during fiscal 2024. Deterioration in estimated future cash flows in our reporting unit could result in further future goodwill impairment. Changes to our business strategy, changes in industry or market conditions, changes in operating performance or other indicators of impairment could cause us to record a significant impairment charge during the period in which the impairment is determined, negatively impacting our results of operations and financial position.

If we or our subsidiaries are unable to raise additional capital to fund our existing operations, we would be compelled to delay, reduce or eliminate our development or commercialization efforts.

We will need to obtain substantial additional funding in connection with our continuing operations. However, we have estimated our current additional funding needs based on assumptions that may prove to be inaccurate. Additionally, changing circumstances beyond our control may cause us to consume capital significantly faster than we currently anticipate. Additional capital may not be available to us at such times or in the amounts we need. Even if capital is available, it might be available only on unfavorable terms. Unless and until we can generate substantial revenue, we expect to finance our operations through a combination of public or private equity offerings, debt financings, governmental funding, collaborations, strategic partnerships and alliances or marketing, distribution or licensing arrangements with third parties. If access to sufficient capital is not available as and when needed, our business will be materially impaired, and we may be required to cease operations, curtail one or more product development or commercialization programs, significantly reduce expenses, sell assets, seek a merger or joint venture partner, file for protection from creditors or liquidate all our assets.

Our ability to meet our workforce needs is crucial to our results of operations, future sales and profitability.

We rely on the existence of an available hourly workforce to manufacture our products. We cannot assure you that we will be able to attract and retain qualified employees to meet current or future manufacturing needs at a reasonable cost, or at all. For instance, the demand for skilled employees has increased recently with the low unemployment rates in Texas where we have manufacturing facilities. Although none of our employees are currently covered by collective bargaining agreements, we cannot assure you that our employees will not elect to be represented by labor unions in the future. Additionally, competition for qualified employees could require us to pay higher wages to attract a sufficient number of employees. Significant increases in manufacturing workforce costs could materially adversely affect our business, financial condition or results of operations.

We have a fixed cost base that will affect our profitability if our sales decrease.

Operating our Conroe, Texas facility involves significant fixed costs that can pressure profit margins when sales and production decline. Our profitability depends, in part, on our ability to spread fixed costs over a sufficiently large number of products sold and shipped. If we reduce our rate of production, gross or net margins could be negatively affected. Consequently, decreased demand or reduced production can impair our ability to absorb fixed costs and materially impact our financial condition or results of operations.

A material disruption at one of our suppliers’ facilities or SG Echo’s facilities could prevent us from meeting customer demand, reduce our sales and negatively affect our overall financial results.

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

Risks Relating to Our Company

A natural disaster, the effects of climate change, or other disruptions at our Echo facility could adversely affect our business, financial condition, and results of operations.

We rely on the continuous operation of our facility in Conroe, Texas for the production of some of our Modules. Any natural disaster or other serious disruption to our facility due to fire, flood, earthquake, or any other unforeseen circumstance would adversely affect our business, financial condition, and results of operations. In addition, adverse weather conditions, such as increased frequency and/or severity of storms, or floods could impair our ability to operate by damaging our facilities and equipment or restricting product delivery to customers. Although we maintain property, casualty, and business interruption insurance of the types and in the amounts that we believe are customary for the industry, we are not fully insured against all potential natural disasters or other disruptions to our manufacturing facility. The occurrence of any disruption at our manufacturing facility, even for a short period of time, may have an adverse effect on our productivity and profitability, during and after the period of the disruption. These disruptions may also cause personal injury and loss of life, severe damage to or destruction of property and equipment, and environmental damage.

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

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expense and a diversion of managements time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies, regulatory authorities may initiate legal proceedings against us and our business and prospects may be harmed. As a result of disclosure of information in the filings required of a public company, our business and financial condition are more visible, which may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business, financial condition, results of operations and prospects could be harmed, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and harm our business, financial condition, results of operations and prospects.

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

We have relationships with key materials vendors, and we rely on suppliers for our purchases of products from them. Any inability to obtain materials or services in the volumes required and at competitive prices from our major trading partners, the loss of any major trading partner or the discontinuation of vendor financing (if any) may seriously harm our business because we may not be able to meet the demands of our customers on a timely basis in sufficient quantities or at all. Other factors, including reduced access to credit by our vendors resulting from economic conditions, may impair our vendors ability to provide products in a timely manner or at competitive prices. We also rely on other vendors for critical services such as transportation, supply chain and professional services. Any negative impacts to our business or liquidity could adversely impact our ability to establish or maintain these relationships.

We currently are, and may in the future be, subject to legal proceedings or investigations, the resolution of which could negatively affect our profitability and cash flows in a particular period.

The nature of our operations exposes us to possible litigation claims, including disputes relating to our operations and commercial and contractual arrangements. Often the litigation matters are not totally within our control. We will contest these matters vigorously and will make insurance claims where appropriate, but because of the uncertain nature of litigation and coverage decisions, we cannot predict the outcome of these matters. The costs associated with litigation matters could have a material adverse effect on our financial condition and profitability. In addition, our profitability or cash flow in a particular period could be affected by an adverse ruling in any litigation currently pending in the courts or by litigation that may be filed against us in the future. We are also subject to government regulation, which could result in administrative proceedings in the future. For additional information, see “Note 20 - Commitments and Contingencies” of our consolidated financial statements included in this Annual Report.

We may have difficulty protecting our proprietary manufacturing processes, which could adversely affect our ability to compete.

We use a proprietary manufacturing process that allows us to be code-compliant in the production of our Modules. Such manufacturing process is unique to the construction industry and is important to ensure our continued success, and we cannot assure you that our efforts to protect our proprietary rights will be sufficient or effective. If other companies replicate our methodology, we could lose our competitive advantage. Any future patent or trademark applications may not lead to issued patents and registered trademarks in all instances. We also cannot be assured that the scope of any patents issued in the future will be sufficiently broad to offer meaningful protection. Others may develop or patent similar or superior technologies, products or services, and our intellectual property rights may be challenged, invalidated, misappropriated or infringed by others. If we are unable to protect and maintain our intellectual property rights, or if there are any successful intellectual property challenges or infringement proceedings against us, our business and revenue could be materially and adversely affected.

Risks Relating to our Business

Given our fixed cost base our profitability is highly sensitive to changes in sales volume and production levels.

The fixed cost levels of operating our modular business can put pressure on profit margins when sales volume and/or production levels decline. Our profitability depends, in part, on our ability to spread fixed costs over a sufficiently large number of products sold and shipped, and if we make a decision to reduce our rate of production, gross or net margins could be negatively affected. Consequently, decreased demand or the need to reduce production can lower our ability to absorb fixed costs and materially impact our financial condition or results of operations.

A material disruption at our suppliers’ facilities or the Company’s facilities could prevent us from meeting customer demand, reduce our sales and negatively affect our overall financial results.

Any of the following events could cease or limit operations unexpectedly: fires, floods, earthquakes, hurricanes, on-site or off-site environmental incidents or other catastrophes; global pandemic; supply chain disruptions; utility and transportation infrastructure disruptions; labor difficulties; other operational problems; or war, acts of terrorism or other unexpected events. Any downtime or damage at our suppliers’ facilities or our facilities could prevent us from meeting customer demand for our products or require us to make more expensive purchases from a competing supplier. If our suppliers were to incur significant downtime, our ability to satisfy customer requirements could be impaired, resulting in customers seeking products from other distributors, as well as decreased customer satisfaction and lower sales and operating income.

We may have difficulty protecting our proprietary manufacturing processes, which could adversely affect our ability to compete.

We use a proprietary manufacturing process that allows us to be code-compliant in our Modules. Such manufacturing process is unique to the construction industry and is important to ensure our continued success, and we cannot assure you that our efforts to protect our proprietary rights will be sufficient or effective. If other companies replicate our methodology, we could lose our competitive advantage. Any future patent or trademark applications may not lead to issued patents and registered trademarks in all instances. We also cannot be assured that the scope of any patents issued in the future will be sufficiently broad to offer meaningful protection. Others may develop or patent similar or superior technologies, products or services, and our intellectual property rights may be challenged, invalidated, misappropriated or infringed by others. If we are unable to protect and maintain our intellectual property rights, or if there are any successful intellectual property challenges or infringement proceedings against us, our business and revenue could be materially and adversely affected.

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

Backlog represents the total dollar amount of revenues we expect to record in the future as a result of performing work under contracts we have been awarded. Backlog may fluctuate significantly due to the timing of orders or awards for large projects and is not necessarily indicative of future backlog levels or the rate at which backlog will be recognized as revenue. As of December 31, 2023, our backlog totaled approximately $1.9 million and as of December 31, 2024, our backlog totaled approximately $1.2 million. The decrease in backlog at December 31, 2024 from December 31, 2023 is primarily attributable to revenue being recognized during the year ended December 31, 2023. Our backlog is described more in detail in Note 13 Construction Backlog of the notes to our consolidated financial statements included in this Annual Report. We cannot provide assurance that our backlog will be realized as revenues in the amounts reported or, if realized, will result in profits. In accordance with industry practice, substantially all of our contracts are subject to cancellation, termination or suspension at our customers discretion. In the event of a project cancellation, we generally would not have a contractual right to the total revenue reflected in our backlog. Projects can remain in backlog for extended periods of time because of the nature of the project and the timing of the particular services required by the project. In addition, the risk of contracts in backlog being cancelled or suspended generally increases during periods of widespread economic slowdowns or in response to changes in commodity prices.

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

Because the techniques used to obtain unauthorized access to, or disable, degrade or sabotage, information technologies systems change frequently, and may not be recognized until after they have been launched against a target, we may be unable to anticipate these techniques, implement adequate preventative measures or remediate any breach in a timely or effective manner. In addition, the development and maintenance of preventative or detective measures is costly, and requires ongoing monitoring and updating as technologies change and efforts to circumvent security measures become more sophisticated. As well as incurring additional costs, sophisticated hardware and operating system software and applications that we procure from third parties may contain defects in design or manufacture, including bugs and other problems that could unexpectedly interfere with the operation of the systems, or we may be unable to successfully integrate and launch new systems as planned without disruptions to our operations. Misuse of internal applications, theft of intellectual property, trade secrets, funds or other corporate assets and inappropriate disclosure of confidential information could stem from such incidents.

Despite our efforts, we remain potentially vulnerable to cyber-attacks and security breaches, and any such attack or breach could adversely affect our reputation, business, financial condition or results of operations.

We could suffer adverse tax and other financial consequences if we are unable to utilize our net operating loss carry forwards.

At December 31, 2024, we had tax net operating loss carry forwards totaling approximately $80.9 million. The net operating loss expires beginning 2030 through 2037 for those losses generated in 2017 and prior years. Approximately $74 million of such net operating losses will carry forward indefinitely and be available to offset up to 80% of future taxable income each year. At December 31, 2024, we had a valuation allowance of approximately $20 million, primarily related to net operating loss carry forwards that are not more likely than not to be utilized due to an inability to carry back these losses in most states and short carry forward periods that exist in certain states. If we are unable to use our net operating losses, we may be required to record charges or reduce our deferred tax assets, which could have an adverse effect on our results of operations.

Risks Relating to our Modular Business and Industry

Unfavorable global economic conditions, including any adverse macroeconomic conditions or geopolitical events could adversely affect our business, financial condition, results of operations or liquidity.

The global economy, including the financial and credit markets, continues to experience extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates, elevated interest rates and uncertainty about economic stability. Likewise, the current conflicts in Ukraine and the Middle East have created extreme volatility in the global capital markets and global economic consequences, including disruptions of the global supply chain. A severe or prolonged economic downturn or continued volatility in the financial and credit markets could negatively impact our ability to obtain necessary debt or equity financing in a timely manner or on favourable terms, if at all. The severity and duration of any such impacts cannot be predicted. Any such failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies or cause us to delay our development plans or commercialization efforts. Any of these actions could materially harm our business.

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

A significant portion of our sales are for projects with non-public owners, such as non-residential builders and home builders who make investments with private funds into their projects. Construction spending is affected by their customers’ ability to finance projects, which may be severely reduced due to high interest rates. Residential and non-residential construction could decline if companies and consumers are unable to finance construction projects or if the economy slows or is stalled, which could result in delays or cancellations of capital projects. If the economy slows, or if housing starts and non-residential projects do not increase, sales of our products directly by us to consumers and related services may decline, and our financial position, results of operations and liquidity could be materially adversely affected.

Risks Relating to the Manufacturing and Construction

Our financial condition and results of operations could be negatively affected if additional third-party financing for our customers does not become available.

Our business and earnings depend substantially on our customers’ ability to obtain financing for the development of their construction projects. The availability and cost of such financing is further dependent on the number of financial institutions participating in the industry, the departure of financial institutions from the industry, the financial institutions lending practices, the strength of the domestic and international credit markets generally, governmental policies and other conditions, all of which are beyond our control. In light of the current economic climate, some of our customers projects may not be successful in obtaining additional funds in a timely manner, on favorable terms or at all. The availability of borrowed funds, especially for construction financing, has been greatly reduced, and lenders may require project developers to invest increased amounts of equity in a project in connection with both new loans and the extension of existing loans. Unfavorable changes in the availability and terms of financing in the industry will have a material adverse effect on certain privately financed projects.

Our results of operations also depend on the ability of any potential privately financed licensees to obtain loans for the purchase of new buildings. Over the past few years, lenders have tightened the credit underwriting standards, which have reduced lending volumes. If this trend continues, it would negatively impact our sales, which depend in large part on the availability and cost of financing. In addition, where our potential customers must sell their existing buildings or real estate in order to develop new buildings, increases in mortgage costs and/or lack of availability of mortgages could prevent buyers of potential customers existing buildings from obtaining the mortgages they need to complete their purchases, which would result in our potential customers inability to make purchases from us. If our potential customers cannot obtain suitable financing, our sales and results of operations would be adversely affected.

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

On May 16, 2024, the Company received a letter from Nasdaq notifying the Company that it was not in compliance with Nasdaq Listing Rule 5550(b)(1) (“Rule 5550(b)(1)”) because the stockholders equity of the Company of ($6,334,859), as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, was below the minimum requirement of $2.5 million. As of the date of this Quarterly Report on Form 10-Q, the Company does not have a market value of listed securities of $35 million, or net income from continued operations of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years, the alternative quantitative standards for continued listing on Nasdaq. In accordance with the Nasdaq Listing Rules, the Company had until June 30, 2024 to submit a plan to regain compliance with Rule 5550(b)(1). On July 25, 2024, Nasdaq notified the Company that, based on its review of the Company and the materials submitted by the Company to Nasdaq, Nasdaq Staff determined to grant the Company an extension to regain compliance with Rule 5550(b)(1) until November 12, 2024, subject to the Company regaining and evidencing compliance with Rule 5550(b)(1) by such date.

On February 26, 2025, the Company received a listing decision from Nasdaq on behalf of the Nasdaq Hearings Panel (the “Panel”) indicating that the Company has evidenced compliance with the minimum equity standard set forth in Rule 5550(b)(1) and all other applicable criteria for continued listing on The Nasdaq Capital Market. Accordingly, the previously disclosed listing matter has been closed, and the Company’s securities will remain listed on Nasdaq. To regain compliance with Rule 5550(b)(1), the Company proposed a merger with Olenox Corp., a diversified energy company based in Texas that operates in three vertically integrated business units: Oil & Gas, Energy Services, and Energy Technologies (the “Olenox Merger”). On February 6, 2025, the Company informed the Panel that the Company had completed the first planned stage of the Olenox Merger, which served to increase stockholders’ equity by approximately $60 million. Based on the information presented and publicly disclosed, the Panel determined that the Company has satisfied Rule 5550(b)(1).

Additionally, on June 11, 2025, the Company was notified by Nasdaq that, based upon the Company’s continued non-compliance with the minimum $1.00 bid price requirement set forth in Rule 5550(a)(2) as of June 10, 2025, the deficiency could serve as an additional basis for the delisting of the Company’s securities from Nasdaq. The notice had no immediate effect on the listing or trading of the Company’s common stock and the Company’s common stock continued to trade pending the ultimate conclusion of the Nasdaq hearing process. On June 17, 2025, the Company presented a plan to the Panel to regain compliance, including its intention to implement a reverse stock split and restructure certain previously issued warrants to mitigate dilution concerns. On July 8, 2025, the Company received a decision letter from the Panel granting the Company’s request for continued listing on the Nasdaq Capital Market. The decision is conditioned on the Company maintaining full compliance with all continued listing requirements of the Nasdaq Capital Market by August 28, 2025 and completing its proposed plan. On or about October 3, 2025, the Company regained compliance with all applicable Nasdaq listing requirements, including Nasdaq Listing Rule 5550(a)(2), the Minimum Bid Price Rule, which requires the Company’s common stock to maintain a minimum bid price of $1.00 per share for at least ten consecutive business days. Further to the compliance letter set forth by the Panel, the Company has now fully complied with all terms and conditions outlined therein.

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

The delisting of our Common Stock from Nasdaq may make it more difficult for us to raise capital on favorable terms in the future, or at all. Such a delisting would likely have a negative effect on the price of our Common Stock and would impair your ability to sell or purchase our Common Stock when you wish to do so. Further, if our Common Stock were to be delisted from Nasdaq, our Common Stock would cease to be recognized as a covered security, and we would be subject to additional regulation in each state in which we offer our securities. Moreover, there is no assurance that any actions that we take to restore our compliance with the Nasdaq Minimum Bid Price Requirement would stabilize the market price or improve the liquidity of our Common Stock, prevent our Common Stock from falling below the Nasdaq minimum bid price required for continued listing again or prevent future non-compliance with other applicable Nasdaq listing requirements, including maintaining minimum levels of stockholders equity or market values of our Common Stock, our Common Stock could be delisted.

We may effect additional reverse stock splits of our common stock in the future to comply with Nasdaq’s continued listing requirements.

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

The trading price of our common stock has been and is expected to continue to be volatile and has been and may continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. We may incur rapid and substantial decreases in our stock price in the foreseeable future that are unrelated to our operating performance for prospects. In addition to the factors discussed in this Risk Factors section and elsewhere in this Annual Report, these factors include:

●	economic and market conditions or trends in our industry or the economy as a whole and, in particular, in the construction industry;

●	additions or departures of key personnel;

●	operating results that fall below expectations;

●	industry developments;

●	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

●	material litigation or government disputes;

●	the public’s response to press releases or other public announcements by us or third parties, including our filings with the SEC;

●	changes in financial estimates or recommendations by any securities analysts who follow our common stock;

●	the size of our market float and potential dilution due to the exercise of outstanding options and warrants;

●	future sales of our common stock by our officers, directors and significant stockholders, including sales pursuant to a registration statement filed to permit a significant stockholder to sell shares of our common stock, pursuant to certain registration rights granted to such stockholder;

●	other events or factors, including those resulting from such events, or the prospect of such events, including war, terrorism and other international conflicts, public health issues including health epidemics or pandemics, and natural disasters such as fire, hurricanes, earthquakes, tornados or other adverse weather and climate conditions, whether occurring in the United States or elsewhere, could disrupt our operations, disrupt the operations of our suppliers or result in political or economic instability; and

●	period-to-period fluctuations in our financial results.

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

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expense and a diversion of managements time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies, regulatory authorities may initiate legal proceedings against us and our business and prospects may be harmed. As a result of disclosure of information in the filings required of a public company, our business and financial condition are more visible, which may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business, financial condition, results of operations and prospects could be harmed, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and harm our business, financial condition, results of operations and prospects.

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

As of June 39, 2026, there are outstanding options, restricted stock units and warrants to purchase 717 and 1,509,736 shares of our Common Stock, respectively. Exercise of such options and warrants and the vesting of restricted stock units would dilute the then-existing stockholders percentage ownership of our stock, and any sales in the public market of common stock underlying such securities could adversely affect prevailing market prices for the common stock. Moreover, the terms upon which we would be able to obtain additional equity capital could be adversely affected because the holders of our options and warrants can be expected to exercise them at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable to us than those provided by such securities.

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

In addition, the ability of the Board to designate and issue such shares could impede or deter an unsolicited tender offer or takeover proposal regarding us and the issuance of additional shares having preferential rights could adversely affect the voting power and other rights of holders of common stock and render more difficult the removal of current management, even if such removal may be in the stockholders best interests.

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

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or authorized for quotation on certain automated quotation systems, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. If we do not retain a listing on the Nasdaq Capital Market and if the price of our shares of common stock is less than $5.00, our common stock will be deemed a penny stock (meaning that our shares may be considered highly speculative and may trade infrequently, which can make them difficult to accurately price or sell). The penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document containing specified information. In addition, the penny stock rules require that, before effecting any transaction in a penny stock not otherwise exempt from those rules, a broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive: (i) the purchasers written acknowledgment of the receipt of a risk disclosure statement; (ii) a written agreement to transactions involving penny stocks; and (iii) a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our common stock, and therefore stockholders may have difficulty selling their shares.

As a smaller reporting company, we may avail ourselves of reduced disclosure requirements, which may make our common stock less attractive to investors.

We are a smaller reporting company under applicable SEC rules and regulations, and, as a result of the SECs recent amendment to the definition of smaller reporting company, we will continue to be a smaller reporting company for so long as either (i) the market value of our common stock held by non-affiliates as of the end of our most recently completed second quarter (public float) is less than $250 million or (ii) annual revenues of less than $100 million during the most recently completed fiscal year and (A) no public float or (B) a public float of less than $700 million. As a smaller reporting company, we have relied on exemptions from certain SEC disclosure requirements that are applicable to other public companies. These exemptions include reduced financial disclosure and reduced disclosure obligations regarding executive compensation. Until such time as we cease to be a smaller reporting company, such reduced disclosure in our SEC filings may make it harder for investors to analyze our operating results and financial prospects. If some investors find our common stock less attractive as a result of our reduced disclosure, there may be a less active trading market for our common stock and our stock price may be more volatile.

Our shares of common stock are from time to time thinly traded, so stockholders may be unable to sell at or near ask prices or at all if they need to sell shares to raise money or otherwise desire to liquidate their shares.

Our common stock has from time to time been thinly-traded, meaning that the number of persons interested in purchasing our common stock at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company that is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer that has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give stockholders any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

We maintain a cyber risk management program designed to identify, assess, manage, mitigate, and respond to cybersecurity threats. Maintenance of IT assets, including daily security patch management. Periodic vulnerability scanning, identity access management controls including restricted access of privileged accounts (multi-factor authentication (“MFA”) enforced). Network integrity is safeguarded by employing web-based software, including endpoint protection, endpoint detection and response, spam gateway filtering, data loss prevention policies, SaaS monitoring, and remote monitoring on all devices. Industry-standard encryption protocols on workstations and email, critical data backups, and infrastructure maintenance. Incident response, cybersecurity strategy, and cyber risk advisory, assessment and remediation are maintained and supplied by a 3rd part SOC (Solutions Granted) that is NIST 800-171 compliant.

In addition, our cybersecurity framework is meticulously crafted to anticipate and address threats before they can cause harm. We are vigilant in monitoring the ever-changing threat landscape, drawing on intelligence from a multitude of sources to remain at the forefront of potential vulnerabilities. Our Security Operations Center (“SOC”) is operational 24/7, utilizing cutting-edge threat detection tools that meet SOCII requirements, guaranteeing an immediate response capability. We implement stringent access control policies to ensure that only authorized individuals can interact with sensitive client data. Our Identity and Access Management (“IAM”) systems conform to ISO/IEC 27001 standards, offering secure authentication processes that encompass MFA and role-based access controls (“RBAC”). These safeguards are essential in preserving the integrity and confidentiality of client information. By employing Randtronics remote encryption technology, we provide top-tier security for client data, whether it’s in use or at rest. This leading-edge encryption solution surpasses industry benchmarks, delivering robust protection without compromising system performance. We regularly evaluate and refine our encryption protocols to thwart new cryptographic challenges. A third party-organization conducts frequent security audits to maintain unwavering compliance with legal and regulatory mandates such as GDPR, HIPAA, and CCPA. These audits are a cornerstone of our cyber risk management program, embracing established best practices and standards in cybersecurity and information technology. Our comprehensive policies cover various aspects including information security, access on/offboarding, and account management, directing the protective measures our management team implements to shield IT assets, data, and services from threats and vulnerabilities.

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

We face risks from cybersecurity threats that could have a material adverse effect on its business, financial condition, results of operations, cash flows or reputation. We acknowledge that the risk of cyber incident is prevalent in the current threat landscape and that a future cyber incident may occur in the normal course of its business. However, prior cybersecurity incidents have not had a material adverse effect on our business, financial condition, results of operations, or cash flows. We proactively seek to detect and investigate unauthorized attempts and attacks against our IT assets, data, and services, and to prevent their occurrence and recurrence where practicable through changes or updates to internal processes and tools and changes or updates to service delivery; however, potential vulnerabilities to known or unknown threats will remain. Further, there is increasing regulation regarding responses to cybersecurity incidents, including reporting to regulators, investors, and additional stakeholders, which could subject us to additional liability and reputational harm. In response to such risks, we have implemented initiatives such as implementation of the cybersecurity risk assessment process and development of an incident response plan. See Item 1A. “Risk Factors” for more information on cybersecurity risks.

Item 2. Properties.

Headquarters and Other Office Space

We lease office space in two locations:

1.	Conroe, Texas – Corporate Head office

2.	Conroe, Texas – Legal Registered office

Operating Facilities

We have four properties that we conduct operations from:

1.	Conroe, Texas – We lease a 38,400 sq ft warehouse and office facility for our Corporate Head office, our Modular construction business and as a warehouse for our Technology business (Machfu)

2.	Durant, Oklahoma – We own a 16.2 acre site with a 47,645 sq ft building that is leased to an unrelated tenant.

3.	Electra, Texas – We own a 3.5 acre site with a 1,500 sq ft office / shop for our Oil and Gas business

4.	Electra, Texas – We lease a 1,800 sq ft building, adjacent to our owned site for our Oil and Gas business.

We believe that our current office spaces and operating facilities are adequate and suitable for our anticipated needs and that suitable additional space will be available at commercially reasonable prices as needed.

Item 3. Legal Proceedings.

The information included in “Note 20 – Commitments and Contingencies” of the Company’s consolidated financial statements included elsewhere in this Annual Report is incorporated by reference into this Item.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchases Of Equity Securities.

Market Information

Our common stock is listed and traded on the Nasdaq Capital Market under the symbol “OLOX.”

Holders

As of the close of business on June 26, 2026, there were approximately 56 holders of record of our common stock, which does not reflect those shares held beneficially or those shares held in street name. Accordingly, the number of beneficial owners of our common stock exceeds this number. On June 26, 2026, the closing sales price of our common stock as reported on the Nasdaq Capital Market was $5.02.

Dividend Policy

We have never paid any cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. The payment of dividends by us will depend on our future earnings, financial condition and such other business and economic factors as our management may consider relevant.

Recent Sales of Unregistered Securities

We did not sell any unregistered securities from January 1, 2025 through December 31, 2025 that were not previously disclosed in our filings with the SEC.

Issuer Purchases of Equity Securities

We did not repurchase any of our outstanding shares during the fourth quarter of 2025.

Performance Graph and Purchases of Equity Securities

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Transfer Agent and Registrar

The transfer agent and registrar for our common stock is Vinyl Equity, Inc.. The transfer agent’s principal business address is PO BOX 247, Winnetka, IL 60093, and its telephone number is (847) 224-1447.

Equity Compensation Plan Information

As of December 31, 2025, the following securities issued under equity compensation were outstanding:

Plan Category	Number of Shares Issuable Upon Exercise of Outstanding Options, Warrants or Rights (a) (1)	Weighted- Average Exercise Price of Outstanding Options (b)(2)	Number of Shares Remaining Available for Issuance Under Equity Compensation Plans (Excluding Shares Reflected in Column (a))(c) (3)
Equity compensation plans approved by security holders	717	$1,007,490
Equity compensation plans not approved by security holders
Total	717	$1,007,490

(1)	Includes 3 shares issuable upon the exercise of options and 714 shares issuable upon the vesting of restricted stock units outstanding under the SG Blocks, Inc. Incentive Plan.
(2)	The weighted average exercise price excludes restricted stock units.
(3)	Represents shares available for issuance under the SG Blocks, Inc. Stock Incentive Plan.

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

Results of Operations

Our operations for the years ended December 31, 2025 and 2024 may not be indicative of our future operations.

Years Ended December 31, 2025 and 2024:

	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024
Revenue
Construction Services	$2,286,494	$4,976,618
Oil & Gas	288,467	-
Technology	377,617	-
Total	$2,952,578	$4,976,618

Year over year % growth:
Construction Services	(54)%	(70)%
Oil & Gas	100%	-%
Technology	100%	-%

Consolidated	(41)%	(70)%

Operating income (loss)
Construction Services	(2,315,908)	(319,481)
Medical	-	(104,174)
Oil & Gas	(2,759,937)	-
Technology	(974,309)	-
Corporate and Support	(8,018,187)	(9,282,960)
Consolidated	(14,068,341)	(9,706,615)
Other income (expenses)	4,751,849	(9,957,745)
Less: Common stock deemed dividends	-	(5,621,596)
Add: Net income (loss) from discontinued operations	-	2,684,678
Net loss attributable to common stockholders	$(18,820,190)	$(22,601,278)

Revenue

Total revenue for the year ended December 31, 2025, was $2,952,578 compared to $4,976,618 for the year ended December 31, 2024. Revenue decreased 41% in 2025, compared to the prior year.

The revenue decrease is primarily due to the Company restructuring in 2025.

Operating Income (Loss)

Operating loss was $14,068,341 for the year ended December 31, 2025, compared to $9,706,615 for the year ended December 31, 2024, representing an increase of $4,361,726 or 45% in 2025 compared to the prior year.

Corporate and support operating loss increased in 2025, as compared to the prior year, and such increase is primarily due to increased overhead costs in public expenses related to SEC compliance and legal costs, increases in IT support and increase in insurance expenses to support our various operations.

Other Income (Expense)

Other income (expense) for the years ended December 31, 2025 and 2024 was $4,751,849 and $(9,957,745), respectively. Significant drivers for the year over year change related to the negative change in the fair value of our equity-based investment of $6,616,201 during 2024 which was not recurring during 2025. During 2025, we recognized a loss on debt extinguishment of $4,648,282 and a loss on the initial recognition of embedded derivatives attributable to our convertible notes payable of $4,275,231. These losses were partially offset by gains from the settlement and change in fair value of those derivatives of $2,253,638 and $2,538,248, respectively, and a gain from a legal settlement of $2,000,000.

Impact of Inflation

The impact of inflation upon our revenue and income (loss) from continuing operations during each of the past two fiscal years has not been material to its financial position or results of operations for those years because we do not maintain any inventories whose costs are affected by inflation.

Liquidity and Capital Resources

As of December 31, 2025 and December 31, 2024, we had an aggregate of $427,866 and $375,873, respectively, of cash and cash equivalents. To date, we have financed our operations from revenue generated from operations, sales of our equity and debt financing.

As of December 31, 2025, our stockholders’ equity (deficit) was $7,589,746 compared to $(12,460,308) as of December 31, 2024. Our net loss for the years ended December 31, 2025 and 2024 was $18,820,190 and $16,979,682 respectively. Net cash used in operating activities was $7,836,959 and $10,898,755 for the years ended December 31, 2025 and 2024, respectively.

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

Core Funding Source LLC

On January 22, 2025, SG Building entered into a Cash Advance Agreement (the “Core Cash Advance Agreement”) with Core Funding Source LLC (“Core”) pursuant to which SG Building sold to Core $104,930 of its future receivables for a purchase price of $70,000, less underwriting fees and expenses paid, for net funds provided of $63,000. Pursuant to the Core Cash Advance Agreement, Core is expected to receive $2,998 a day directly from SG Building until the $104,930 due to Core is paid in full. In the event of a default, as defined in the Core Cash Advance Agreement, Core, among other remedies, can demand payment in full of all amounts remaining due under the Core Cash Advance Agreement. As of December 31, 2025, the outstanding balance amounted to $0.

Firstfire Global Opportunities Fund, LLC

On February 12, 2025, the Company executed and issued a Promissory Note (the “Firstfire Note”) in favor of Firstfire Global Opportunities Fund, LLC (“Firstfire”) in the aggregate principal amount of $360,000 (the “Firstfire Principal”), and an accompanying Securities Purchase Agreement, executed on February 12, 2025 (the “Firstfire SPA”).

The Note was purchased by Firstfire for a purchase price of $300,000, representing an original issue discount of $60,000. The Note bears interest at a rate of fifteen percent (15%) per annum, with the understanding that the first twelve months of interest under the Firstfire Note (equal to $54,000), shall be guaranteed and earned in full as of February 12, 2025. Any amount of Firstfire Principal or interest due under the Firstfire Note which is not paid when due shall bear interest at eighteen percent (18%) per annum (“Firstfire Default Interest”). The Firstfire Note may not be prepaid in whole or in part except as explicitly set forth in the Note. In connection with the issuance of the Firstfire Note and the Firstfire SPA, the Company will issue to the lender common stock purchase warrants (the “Firstfire Warrant”), which shall be exercisable into 3,750 shares of Common Stock. The relative fair value of the Firstfire Warrants amounted to $158,883 and are recorded as a debt discount to the underlying Firstfire Note.

Firstfire will have the right, on any calendar day, at any time on or after the issue date, to convert all or any portion of the then-outstanding Firstfire Principal and interest (including any Firstfire Default Interest) into fully paid and non-assessable shares of common stock, par value $0.01 per share, of the Company. The per share conversion price into which the principal, interest (including any Firstfire Default Interest) shall be equal to $78, subject to adjustment as provided in the Note (the “Firstfire Conversion Price”). If at any time the Firstfire Conversion Price for any conversion would be less than the par value of the common Stock, then at the sole discretion of the lender, the Firstfire Conversion Price may equal such par value for such conversion, and the conversion amount shall be increased to include Additional Principal (where “Additional Principal” means such additional amount to be added to the conversion amount to the extent necessary to cause the number of conversion shares issuable upon such conversion to equal the same number of conversion shares as would have been issued if the Firstfire Conversion Price had not been adjusted by the Lender to the par value price. The Lender shall be entitled to deduct $1,750 from the conversion amount in each notice of conversion to cover Lender’s fees associated with each notice of conversion. The Note may not be converted into shares of the Company’s common stock if the conversion would result in the Lender and its affiliates owning an aggregate of in excess of 4.99% of the then-outstanding shares of the Company’s common stock.

After an Event of Default, as defined in the Firstfire SPA, in addition to all other rights under the Firstfire Note, the Lender shall have the right to convert any portion of the Firstfire Note at any time at a price per share equal to the Alternate Price. The “Alternate Price” shall mean the lesser of (i) the applicable conversion price under the Note, (ii) the closing price of the Common Stock on the date of the Event of Default, or (iii) $333.

On April 18, 2025, the Firstfire Note was repaid in cash for total consideration of $360,000. Immediately prior to settlement, the Company remeasured the embedded derivative to its fair value of approximately $2.4 million, recognizing a gain on change in fair value of approximately $1.9 million. Upon settlement, the Company derecognized the carrying value of the Note, the unamortized debt discount, and the bifurcated derivative liability, and recognized a gain on settlement of $2.4 million, included in ‘gain on settlement of derivatives’ in the accompanying consolidated statement of operations. As of December 31, 2025, no derivative liability related to the Firstfire Note remained outstanding. As of December 31, 2025, the outstanding balance of this note was $-0-.

Tysadco Partners LLC

On March 6, 2025, the Company issued a promissory note (the “Tysadco Note”) in favor of Tysadco Partners LLC (“Tysadco”), with an effective date of February 25, 2025, in the aggregate principal amount of up to $1,875,000 (the “Tysadco Principal”), and an accompanying Securities Purchase Agreement (the “Tysadco SPA”). All outstanding Tysadco Principal and interest shall be due on November 30, 2025 (the “Tysadco Maturity Date”). The Tysadco Note was purchased for up to $1,500,000, representing an original issue discount of twenty-five percent (25%), equal to $375,000 if the Note is fully funded. The Tysadco Note bears interest at twelve percent (12%) interest per annum. Tysadco has the right to convert all or any portion of the then-outstanding Tysadco Principal and interest into fully paid and non-assessable shares of common stock of the Company, par value $0.01 per share (the “Tysadco Conversion Shares”). The per share conversion price into which the Tysadco Principal and interest converts was $320. Among others, the following shall be considered events of default under the Tysadco Note, each an Event of Default as defined in the Tysadco SPA: if the Company fails to pay the Tysadco Principal or interest when due under the Tysadco Note; if the Company fails to issue the Tysadco Conversion Shares to Tysadco upon exercise by Tysadco of the conversion rights under the Note; or if the Company breaches any covenant, agreement, or other term or condition of the Tysadco Note or the accompanying Tysadco SPA. Upon the occurrence of an Event of Default, as defined in the Tysadco SPA, then the outstanding balance shall immediately increase to 125% of the outstanding balance immediately prior to the occurrence of the such Event of Default, and a daily penalty of $500 will accrue until the default is remedied.

If the Company has not obtained approval from the holders of the Company’s common stock, as required by applicable rules and regulation of Nasdaq, the Company shall not issue any number of shares of common stock under the Tysadco Note that would exceed 4.99% of the shares of the Company’s common stock outstanding as of the date of the Tysadco Note. Additionally, the Company shall not effect any conversion of the Tysadco Note, and the Lender shall not have the right to convert any portion of the Tysadco Note or receive shares of common stock as payment of interest hereunder to the extent that after giving effect to such conversion or receipt of such interest payment, the Lender, together with any affiliates thereof, would beneficially own in excess of 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to such conversion or receipt of shares as payment of interest.

In connection with the issuance of the Tysadco Note and the Tysadco SPA, the Company will issue 459 shares of Common Stock (the “Commitment Shares”) as additional consideration for the purchase of the Tysadco Note.

On September 11, 2025, the Company entered into a Settlement and Release Agreement with Tysadco Partners, LLC (“Tysadco”) to resolve all claims and disputes arising under the Promissory Note and the Securities Purchase Agreement, each dated February 25, 2025 (collectively, the “Transaction Documents”), and to terminate the financing arrangement in its entirety. Pursuant to the agreement, the Company issued 51,563 shares of its common stock in full settlement and satisfaction of the outstanding principal and accrued interest under the note, totaling $575,000, and in exchange for a mutual release of all claims under the Transaction Documents, including the Company’s release from the remaining undrawn tranches under the Securities Purchase Agreement.

GS Capital Partners, LLC

On March 3, 2025, the Company executed and issued a Promissory Note (the “GSA Note”) in favor of GS Capital Partners, LLC (“GSA”) in the aggregate principal amount of $360,000 (the “GSA Principal”), and an accompanying Securities Purchase Agreement (the “GSA SPA”) and Registration Rights Agreement (the “RRA”).

The GSA Note was purchased by GSA for a purchase price of $300,000, representing an original issue discount of $60,000. The GSA Note bears interest at a rate of fifteen percent (15%) per annum, with the first twelve months of interest under the Note (equal to $54,000), being guaranteed and earned in full as of the issue date. Any amount of the GSA Principal or interest due under the GSA Note which is not paid when due shall bear interest at eighteen percent (18%) per annum (the “GSA Default Interest”). The GSA Note may not be prepaid in whole or in part except as explicitly set forth in the GSA Note. The Company shall make monthly payments on the GSA Note in the amount of $44,000, due and payable on the 3rd of each month commencing on June 3, 2025, and ending on February 3, 2026, with a final payment due and payable on March 3, 2026, in the amount equal to any remaining outstanding balance of the GSA Note.

GSA will have the right to convert all or any portion of the then-outstanding GSA Principal and interest including any GSA Default Interest, as defined in the GSA Note, into fully paid and non-assessable shares of common stock of the Company, par value $0.01 per share. Such conversion right is wholly contingent and subject to the approval of such conversion by a sufficient amount of holders of the Company’s common stock to satisfy the shareholder approval requirements for such action as provided in Nasdaq Rule 5635(d) (“Shareholder Approval”). GSA may, on any calendar day, at any time after Shareholder Approval of such conversion, convert all or any portion of the then-outstanding GSA Principal and interest (including any GSA Default Interest) into fully paid and non-assessable share of common stock, par value $0.01 per share, of the Company. The per share conversion price into which the GSA Principal, interest (including any GSA Default Interest) shall be equal to $416, subject to adjustment as provided in the Note (the “GSA Conversion Price”). If at any time the GSA Conversion Price for any conversion would be less than the par value of the common stock, then at the sole discretion of GSA, the GSA Conversion Price may equal such par value for such conversion, and the conversion amount shall be increased to include Additional Principal where “Additional Principal” means such additional amount to be added to the conversion amount to the extent necessary to cause the number of conversion shares issuable upon such conversion to equal the same number of conversion shares as would have been issued if the GSA Conversion Price had not been adjusted by GSA to the par value price. GSA shall be entitled to deduct $1,750 from the conversion amount in each notice of conversion to cover GSA’s fees associated with each notice of conversion. The GSA Note may not be converted into shares of the Company’s common stock if the conversion would result in GSA and its affiliates owning an aggregate of in excess of 4.99% of the then-outstanding shares of the Company’s common stock.

Among others, the following shall be considered events of default under the GSA Note (“GSA Event of Default”): if the Company fails to pay the GSA Principal amount or interest when due on the GSA Note; the Company fails to issue conversion shares to GSA upon exercise by GSA of the conversion rights under the GSA Note; or the Company breaches any covenant, agreement, or other term or condition of the GSA Note or the accompanying Securities Purchase Agreement, Registration Rights Agreement, Irrevocable Transfer Agent Instructions, or Warrants.

After an GSA Event of Default, in addition to all other rights under the GSA Note, GSA shall have the right to convert any portion of the GSA Note at any time at a price per share equal to the Alternate Price. The “Alternate Price” shall mean the lesser of (i) the applicable conversion price under the Note, (ii) the closing price of the Common Stock on the date of the GSA Event of Default, or (iii) $333.

On November 19, 2025, the Company and GSA refinanced the GSA Note into a new note payable in the amount of $625,000 with substantially similar terms. On November 19, 2025, GSA, converted the outstanding balance of the note payable into 14,710 shares of common under contract terms. As result of the refinancing the Company derecognized the derivative liability associated with the GSA Note. Immediately prior to settlement, the Company remeasured the embedded derivative to its fair value of approximately $28,000, recognizing a gain on change in fair value of approximately $547,000. Upon settlement, the Company derecognized the carrying value of the GSA Note, the unamortized debt discount, and the bifurcated derivative liability, and recognized a loss on settlement of approximately $40,000, included in ‘gain on settlement of derivatives’ in the accompanying consolidated statement of operations. As of December 31, 2025, no derivative liability related to the GSA Note remained outstanding. As of December 31, 2025, the outstanding balance of this note was $-0-.

Generating Alpha

On March 27, 2025, the Company executed and issued a Promissory Note (the “Generating Note”) in favor of Generating Alpha Ltd. (“Generating”) in the aggregate principal amount of $375,700 (the “Generating Principal”), and an accompanying Securities Purchase Agreement (the “Generating SPA”) and Registration Rights Agreement (the “Generating RRA”).

The Generating Note was purchased by Generating for a purchase price of $300,560, representing an original issue discount of $75,140. The Note bears interest at a rate of fifteen percent (15%) per annum, with the understanding that the first twelve months of interest under the Generating Node (equal to $56,355), shall be guaranteed and earned in full as of March 27, 2025. Any amount of the Generating Principal or interest due under the Generating Note which is not paid when due shall bear interest at eighteen percent (18%) per annum (the “Generating Default Interest”). The Company shall make monthly payments on the Generating Note (each an “Amortization Payment”) in the amount of $43,205.50, due and payable on the 6th of each month commencing on June 6, 2025, and ending on March 6, 2026. The Company may accelerate the payment date of any Amortization Payment by giving notice to Generating.

If the Company fails to pay any Amortization Payment when due, in addition to all other rights under the Generating Note, Generating shall have the right to convert at any time any portion of the Generating Note at a price per share equal to the Market Price. “Market Price” shall mean the lesser of (i) the then applicable conversion price under the Generating Note or (ii) 80% of the lowest closing price of the Company’s shares of common stock, par value $0.01 on any trading day during the ten trading days prior to the conversion date. If an event of default occurs under the Generating Note, as defined in the Generating SPA, then, in addition to all other rights under the Generating Note, the Lender shall have the right to convert at any time any portion of the Generating Note at a price per share equal to the Alternate Price. “Alternate Price” shall mean the lesser of (i) the then applicable conversion price, (ii) the closing price of the common stock on the date of the event of default (provided, however, that if such date is not a trading day, then the next trading day after the event of default), or (iii) $332.80 (subject to adjustment as provided in the Generating Note).

The total cumulative number of shares of common stock issued to Generating under the Generating Note, together with the Generating SPA and the Generating RRA, may not exceed the requirements of Nasdaq Listing Rule 5635(d) (the “Nasdaq 19.99% Cap”), except that is the number of shares of common stock issued to Lender reaches the Nasdaq 19.99% Cap, the Company, at its election, will use reasonable commercial efforts to obtain stockholder approval of the Generating Note and the issuance of additional conversion shares, in accordance with the requirements of Nasdaq Listing Rule 5635(d) (the “Approval”). If the Company is unable to obtain such Approval, any remaining outstanding balance of the Generating Note must be repaid in cash.

Among others, the following shall be considered events of default under the Generating Note (“Generating Event of Default”): if the Company fails to pay an Amortization Payment when due on the Note; the Company fails to perform or observe any covenant, term, provision, condition, agreement, or obligation of the Company under the Generating Note, the Generating SPA, or the Generating RRA; the Company shall make an assignment for the benefit of creditors, or apply for or consent to the appointment of a receiver or trustee for it or for a substantial part of its property or business.

After an Generating Event of Default, in addition to all other rights under the Generating Note, Generating shall have the right to convert any portion of the Generating Note at any time at a price per share equal to the Alternate Price. The “Alternate Price” shall mean the lesser of (i) the applicable conversion price under the Note, (ii) the closing price of the common stock on the date of the Generating Event of Default, or (iii) $332.80.

Prosperity

On June 3, 2025 (the “Effective Date”), Olenox entered into a Promissory Note (the “Prosperity Note”) in favor of Prosperity Bank (the “Lender”) in the aggregate principal amount of $2,000,000 (the “Prosperity Principal”). The Prosperity Note evidences a revolving Line of Credit of Olenox with the Lender. The Prosperity Note is secured by the Company’s Certificate of Deposit held with the Lender with an approximate balance of $2,000,000.

The Prosperity Note bears interest at a rate of 5% per annum. Interest shall be calculated based on a year of 360 days. The Prosperity Note shall be due in full immediately upon Lender’s demand. If no demand is made, the Company will pay all outstanding principal and all accrued unpaid interest on June 2, 2026. In addition, the Company will pay regular monthly payments of all accrued interest due as of each payment date, beginning July 2, 2025. The Company may prepay all or a portion of the principal without penalty earlier than it is due. If a payment is 10 days or more late, the Company will be charged a late charge 5.00% of the unpaid portion of the regular payment. The Lender reserves a right of setoff in all of the Company’s accounts with the Lender (whether checking, savings, or some other account). The Company authorizes the Lender, to the extent permitted by applicable law, to charge or setoff all sums owing on the indebtedness against any and all such accounts. The Prosperity Note provides for a commercial guaranty by Michael McLaren.

Among others, the following shall constitute an event of default under the Prosperity Note (each an “Prosperity Event of Default”): if the Company fails to make any payment when due under the Prosperity Note; if the Company fails to comply with or to perform any other term, obligation, covenant, or condition contained in the Prosperity Note or any related documents; any representation or statement made by the Company to the Lender is false or misleading in any material respect; a change in ownership of twenty-five percent (25%) or more of the common stock of the Company; or a material adverse change in the Company’s financial condition. Upon an Prosperity Event of Default, the interest rate on the Prosperity Note shall be 18.00%.

The Prosperity Note contains covenants applicable to the Company pertaining to the line of credit, including, among others, that the Company agrees to: maintain books and records of its operations (the “Books and Records”) to the need for the line of credit; permit the Lender or any of the Lender’s representatives, inspect and/or copy the Books and Records; and to provide the Lender any documentation requested which support the reason for making any advance under the line of credit. Further, the Prosperity Note provides that the Company shall furnish from time to time to the Lender, upon the Lender’s request, copies of balance sheets of the Company, and copies of statements of income and cash flows of the Company.

Acquisition Notes

The following notes were acquired in the acquisition of NAHD.

A note payable to a third party dated June 9, 2022, for $350,000, with interest at 9.5% per annum and due on June 1, 2032. This note is secured. As of December 31, 2025, the outstanding balance amounted to $264,786.

A note payable to a third party dated October 10, 2024, for $150,000, with interest at 15.32% per annum and due on October 8, 2029. This note is unsecured. As of December 31, 2025, the outstanding balance amounted to $124,621.

A note payable to a third party dated June 28, 2022 of $500,000, with interest at 10% per annum and due June 28, 2024. This note is originally convertible at a conversion price equal to the lesser of (i) the price paid per share for Equity Securities by the Investors in the Qualified Financing multiplied by 0.80, and (ii) the quotient resulting from dividing $20,000,000 by the number of outstanding shares of common stock of Machfu immediately prior to the Qualified Financing. This note is currently in default. As of December 31, 2025 the outstanding balance amounted to $500,000 and is in default.

A note payable to a third party of $250,000 dated July 12, 2023, with interest at 10% per annum and due July 12, 2025. This note is originally convertible at a conversion price equal to the lesser of (i) the price paid per share for Equity Securities by the Investors in the Qualified Financing multiplied by 0.80, and (ii) the quotient resulting from dividing $20,000,000 by the number of outstanding shares of common stock of Machfu immediately prior to the Qualified Financing. As of December 31, 2025 the outstanding balance amounted to $250,000 and is in default.

A note payable to a related party of $1,674,096 dated February 23, 2023, with interest at 12% per annum and due on August 23, 2023. The Company assumed the convertible note payable held by the Company’s Chief executive officer, a related party. During the year ended December 31, 2025, $1,495,098 of principal and $513,171 of accrued interest was converted into 31,231 shares of common stock under contract terms. As of December 31, 2025, the outstanding principal balance amounted to $255,433. There was no outstanding accrued interest as of December 31, 2025.

A note payable to a third party of $33,722 on various dates and due on demand. There is no interest on this note. As of December 31, 2025 the outstanding balance amounted to $0.

Giant Container Note

On December 18, 2025, in connection with the acquisition of Giant Group America Inc. (Note 11), the Company issued a promissory note payable to the seller as partial consideration for the acquisition. This note bears interest at a rate of five percent (5%) per annum. The principal balance of the note is $1,750,000, with quarterly payments of principal and interest commencing on April 15, 2026, until April 15, 2028, when the entire unpaid balance of principal and interest shall be due and payable in full. The Company may prepay all or any portion of the principal amount of this note without penalty.

We may need to generate additional revenues or secure additional financing sources, such as debt or equity capital, to fund future growth, which financing may not be available on favourable terms or at all. We do not have any additional sources secured for future funding, and if we are unable to raise the necessary capital at the times we require such funding, we may need to materially change our business plan, including delaying implementation of aspects of such business plan or curtailing or abandoning such business plan altogether.

Cash Flow Summary

	For The Year Ended December 31,
	2025	2024
Net cash provided by (used in):
Operating activities	$(7,836,959)	$(10,898,755)
Investing activities	(4,097,456)	6,702
Financing activities	11,986,408	11,253,714
Net increase (decrease) in cash and cash equivalents	$51,993	$361,661

Operating activities used net cash of $7,836,959 during the year ended December 31, 2025, and $10,898,755 during the year ended December 31, 2024.  Generally, our net operating cash flows fluctuate primarily based on changes in our profitability and working capital. Cash used in operating activities increased by approximately $3,061,796 primarily due to non-cash charges of $10,222,269 for various items and changes in working capital of $689,962.

Investing activities used net cash of $4,097,456 during the year ended December 31, 2025, and provided $6,702 during the year ended December 31, 2024. Cash used in investing activities increased by $4,104,158 from the corresponding period of the prior year. The December 31, 2025 amount is due to $999,453 purchase of property and equipment and oil and gas assets, $2,000,000 used for the purchase of a certificate of deposit and $978,003 used in acquisitions.

Financing activities provided net cash of $11,986,408 during the year ended December 31, 2025, and provided net cash of $11,253,714 during the year ended December 31, 2024. Cash provided by financing activities increased by $732,694 from the corresponding period of the prior year. The December 31, 2025 amount is due to $5,705 proceeds from short-term note payable, $1,770,000 proceeds from a line of credit, $2,001,667 proceeds from convertible notes payable, $6,636,205 from the issuance of common stock, $2,799,500 from the issuance of preferred stock. These cash proceeds were offset by repayments of short-term notes payable $805,753, convertible notes payable $498,261.

Off-Balance Sheet Arrangements

As of December 31, 2025 and 2024, we had no material off-balance sheet arrangements to which we are a party.

In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector. These agreements are typically with consultants and certain vendors. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of December 31, 2025.

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

Our significant accounting policies are discussed in “Note 3 – Summary of Significant Accounting Policies” of the notes to our consolidated financial statements included elsewhere in this Annual Report. We believe that the following accounting policies are the most critical in fully understanding and evaluating our reported financial results.

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

Olenox determined that the embedded conversion options that were included in the previously outstanding convertible debentures should be bifurcated from their host and a portion of the proceeds received upon the issuance of the hybrid contract has been allocated to the fair value of the derivative. The derivative was subsequently marked to market at each reporting date based on current fair value, with the changes in fair value reported in results of operations.

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

Intangible assets. Intangible assets with finite lives are reported at cost, less accumulated amortization, and are amortized over their estimated useful lives. Amortization is calculated using the straight-line method, and recorded within selling, general, and administrative expenses, or cost of revenues, depending on the nature and use of the asset.

Oil and Gas Reserves. Reserve engineering is a subjective process that is dependent upon the quality of available data and the interpretation thereof, including evaluations and extrapolations of well flow rates and reservoir pressure. Estimates by different engineers often vary sometimes significantly. In addition, physical factors such as the results of drilling, testing and production subsequent to the date of an estimate, as well as economic factors such as changes in product prices, may justify revision of such estimates. Because proved reserves are required to be estimated using recent prices of the evaluation, estimated reserve quantities can be significantly impacted by changes in product prices.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

On January 6, 2026, the Board of Directors of the Company received formal notice that our independent auditors, M&K CPAS, PLLC (“M&K”), had made the decision to resign as our independent auditors effective January 6, 2026.

M&K audited the consolidated financial statements of the Company for two fiscal years ended 2024 and 2023. The report of M&K on such consolidated financial statements, dated April 1, 2025, did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty other than as noted below, audit scope or accounting principles. For each of the past two years M&K has included a paragraph in their audit opinion regarding our ability to continue as a going concern.

For the past two years and interim periods through the date of resignation, there have been no disagreements with the former accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure, which disagreement, if not resolved to the satisfaction of M&K, would have caused them to make reference thereto in their report on the consolidated financial statements. During the two most recent fiscal years and the interim period to the date of their resignation, there have been no reportable events, as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

During the fiscal years ended 2023 and 2024, respectively, and the subsequent interim period through January 6, 2026, there were (i) no disagreements between the Company and M&K on any matter of accounting principles or practices, financial statement disclosure, which disagreements, if not resolved to the satisfaction of M&K, would have caused M&K to make reference to the subject matter of the disagreement in their reports on the Company’s consolidated financial statements for such years, and (ii) no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

The Board of Directors of the Company, through its Audit Committee conducted a competitive process to determine the Company’s independent registered public accounting firm commencing with the audit of the Company’s books and financial records for the year ending December 31, 2025. The Audit Committee invited several independent registered public accounting firms to participate in this process.

Following review of proposals from the independent registered public accounting firms that participated in the process, upon recommendation from the Audit Committee, the Board of Directors of the Company approved the engagement of RBSM LLP as the Company’s independent registered public accounting firm for the Company’s fiscal year ending December 31, 2025

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2025 (the “Evaluation Date”). Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date due to the material weaknesses in internal control over financial reporting described below under “Management’s Report on Internal Control Over Financial Reporting.” As a result of these material weaknesses, there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.

Notwithstanding the identified material weaknesses, management believes that the consolidated financial statements and other financial information included in this Annual Report fairly present, in all material respects, the Company’s financial condition, results of operations, and cash flows as of and for the periods presented in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

Management’s Report on Internal Control over Financial Reporting

Our management is also responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act). The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Because of the inherent limitations of internal control systems, our internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on our assessment, we concluded that, as of December 31, 2025, our internal control over financial reporting was not effective based on those criteria.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the exemption provided to issuers that are neither large accelerated filers nor accelerated filers under the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Plan for Remediation of the Material Weakness in Internal Control over Financial Reporting

In response to the material weaknesses identified above, the Company’s management has developed and begun implementation of a plan to remediate these material weaknesses. These remediation measures are ongoing and include the following; adding additional review procedures by qualified personnel over complex accounting matters, which include engaging third-party professionals with whom to consult regarding complex accounting applications.

The material weaknesses will be considered remediated once management completes the design and implementation of the measures described above and the controls operate for a sufficient period of time, and management has concluded, through testing, that these controls are effective. We believe we are making progress toward achieving the effectiveness of our internal controls and disclosure controls; however, we cannot provide any assurance that these remediation efforts will be successful or that our internal control over financial reporting will be effective as a result of these efforts.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rule 13a-15(d) of the Exchange Act during the fiscal year ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financing reporting.

Item 9B. Other Information.

None of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, during the three months ended December 31, 2025 covered by this Annual Report.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Below is certain information regarding our directors and executive officers.

Name of Director or Executive Officer	Ages	Position	Served as an Officer and/or Director Since
Michael McLaren	63	Chairman of the Board and Chief Executive Officer	January 2025
Jim Pendergast	64	Chief Operating Officer	January 2025
Erik Blum (5)	60	Director and President	February 2026
Adam Falkoff (1) (3)	57	Director	February 2026
Ambassador Paula J Dobriansky (2) (3)	70	Director	February 2026
Thomas Meharey (1) (4)	43	Director	October 2023
Jill Anderson (1) (3) (5)	50	Director	October 2023
Samarth Verma (6)	47	Director	May 2025

(1)	Audit Committee Member.
(2)	Audit Committee Chairperson.
(3)	Compensation Committee Member.
(4)	Compensation Committee Chair.
(5)	Nominating. Environmental, Social and Corporate Governance Committee Member
(6)	Nominating. Environmental, Social and Corporate Governance Committee Chair
(7)	Lead Independent Director.

Michael McLaren brings more than 30 years of leadership experience in the energy industry, including significant contributions to military and energy projects, field services, and mergers and acquisitions. He is the founder and CEO of Olenox Ltd., where he has led innovative energy solutions and is the developer and patent holder of Olenox technology. Mr. McLaren earned a Masters Degree in Science and a Masters Degree in Business from the University of British Columbia. Mr. McLaren wrote, together with Dr. Olev Trass, several publications on Selective Oil Agglomeration for Ecological Benefits, Coal Water Oil Fuel (“CWF”), and the preparation of various fuels for clean coal energy. He currently serves as CEO & Founding Shareholder of Olenox Ltd. He also has extensive experience in operating E&P companies, Field service and negotiating M&A opportunities.

Jim Pendergast brings over 25 years of leadership in corporate operations, having served as CEO, CFO, and COO across public and private companies in the energy, construction, manufacturing, and agricultural sectors. He has expertise in mergers and acquisitions, corporate restructuring, and equity and debt financing. His previous roles include COO at MGO Systems Ltd., where he oversaw more than 50 construction projects during his time there, and CEO/CFO at Paramount Structures Inc., leading its acquisition and financial restructuring. As CEO of FP Genetics Inc., he refocused the company on profitable growth. Earlier, at Agrium Inc., he managed large-scale business development projects and represented the company to investors. He has also served on the boards of several companies, providing leadership in corporate governance, strategic planning, and financial management. He holds an MBA in International Business and Finance from McMaster University and a B.A. (Honors) in Political Studies and Economics from Queens University.

Erik Blum was appointed as director of the Company in February 2026. Mr Blum has served as CEO of FYNN, where he led the turnaround of a publicly traded company from non-reporting pink sheet status to a fully audited and fully reporting issuer under the Exchange Act as of November 2023. Mr. Blum has more than 30 years of experience in corporate finance, debt markets, and public company management, including extensive experience in equity and structured finance. He has served as chief executive officer, chief financial officer, and director of multiple public companies and has been instrumental in guiding corporate restructurings and operational turnarounds.

Adam Falkoff was appointed as director of the Company in February 2026. Mr. Falkoff has more than 20 years of experience in public policy, international relations, and business development. He has advised senior executives and boards of Fortune 100 companies, as well as Presidents, Prime Ministers, Cabinet Ministers, and Ambassadors. Mr. Falkoff is President of CapitalKeys, a bipartisan global public policy and strategic consulting firm with offices in Washington, D.C., London, and Singapore. He has held senior leadership roles at Microsoft and Amazon and has served in senior positions within the U.S. House of Representatives, the U.S. Senate, and the Executive Branch. Mr. Falkoff is a life member of the Council on Foreign Relations and a member of The Trilateral Commission.

Ambassador Paula J. Dobriansky was appointed as director of the Company in February 2026. Ambassador Dobriansky brings over 30 years of government and international experience across the highest levels of national security, global business and diplomacy. She was Senior Vice President and Global Head of Government and Regulatory Affairs at Thomson Reuters and was instrumental in the development of the company’s financial regulatory strategy. She also held the Distinguished National Security Chair at the U.S. Naval Academy. Her senior Senate confirmed government positions spanning six Presidents include Under Secretary of State for Global Affairs, the President’s Envoy to Northern Ireland, receiving the Secretary of State’s highest honor – the Distinguished Service Medal and National Security Council Director of European and Soviet Affairs. Currently, the Ambassador is Vice Chair at the Atlantic Council Scowcroft Center for Strategy & Security and a Senior Fellow at Harvard University’s Belfer Center for Science & International Affairs. A member of the Council on Foreign Relations and the American Academy of Diplomacy, Dobriansky also served on the Defence Policy Board, the Secretary of State’s Foreign Policy Board and as Chair of Exim Bank’s Council on China Competition. She has a BSFS summa cum laude from Georgetown University School of Foreign Service and an MA and Ph.D. in Soviet political/military affairs from Harvard University. She has received high-level international recognition from governments of Poland, Ukraine. Hungary, Romania, Lithuania, and Colombia and is the recipient of five honorary degrees.

Jill Anderson was appointed as a director of the Company in August 2023. Ms. Anderson has over twenty years of in-house and law firm experience counselling life sciences and healthcare companies on a variety of business issues and transactions, including corporate, regulatory, data privacy and security, employment, marketing and sales, real estate and litigation matters. Since August 2020, Ms. Anderson has served as Chief Legal Officer and Privacy Officer of miR Scientific, a precision healthcare company committed to transforming cancer management globally by developing non-invasive tests for the detection and risk classification of cancers. From December 2006 to August 2020, Ms. Anderson was a partner in the Healthcare and Privacy & Cybersecurity departments at the law firm of Moses & Singer LLP in New York City. Before that, Ms. Anderson held legal roles at Dana-Farber Cancer Institute and Mass General Brigham (formerly Partners Healthcare System). Ms. Anderson also serves on the Board of Directors of Fight Cancer Global, a nonprofit organization dedicated to creating patient-centric solutions which unite all constituents to end the isolation for cancer patients globally. Ms. Anderson successfully completed training at the 2023 Program on Corporate Compliance and Enforcement (PCCE) at NYU School of Law in Board Governance, Board Effectiveness, Risk Management, ESG and DEI. Ms. Anderson earned her J.D. at Widener University School of Law and holds a Bachelor of Science degree in Pre-Medicine from Rutgers University.

We selected Ms. Anderson to serve on our Board because she brings extensive knowledge with respect to the healthcare industry. Ms. Anderson’s pertinent experience, qualifications, attributes and skills include scientific expertise, managerial experience and the knowledge and experience she has attained through her healthcare experience.

Thomas Meharey was appointed as director of the Company in October 2023. Mr. Meharey currently serves as a Vice President and board member for Kathy Ireland Worldwide, a global lifestyle company (“kiWW”). Mr. Meharey was appointed Vice President of kiWW in 2007 and as a board member of kiWW in 2017. During his time with kiWW, Mr. Meharey launched the MIVI Millennial brand for men and women alongside global lifestyle designer Kathy Ireland. From 2003 to 2007, Mr. Meharey served as the Director of Kathy Ireland. Weddings and Resorts, where he managed a portfolio of properties in excess of $40 million dollars. In 2004, Mr. Meharey founded a general contracting business in Hawaii, where he managed projects ranging from modest homes to multi-million dollar estates. Mr. Meharey served our country as a marine from 1999-2003. We selected Mr. Meharey to serve on our board due to his leadership skills and experience, his expertise in scaling businesses and his knowledge of the luxury brand, advertising, real estate and construction industries.

Samarth Verma was appointed as director of the Company in May 2025. Mr. Verma is a Co-Founder and Chairman of the Board of FansXR, has developed the company for global product launch of real time immersive media broadcasting for digital streaming and asset creation. FansXR brings live fan-controlled broadcast view in real time 2D, 360 and animated environments for entertainment and sports gamification powered by extended reality and augmented data overlays. The technical creation of the software including the media player and the integration of real time interactive features has evolved to include gamification, betting, real time interactive data integration with artificial intelligence enhancements and optimizations of hardware to create the real time product. Mr. Verma’s background originated in research and it encompasses the vast field of mathematics. At the age of nine, he published his first research paper in The Abstract of the American Mathematics Society’s “Conjectures in Number Theory”. He became a member of the Wisconsin Space Grant Consortium and worked for NASA grant project as a student research associate. Mr. Verma attended the University of Wisconsin, Madison. Mr. Verma has a background in corporate development and product launches of organization. Over the years, Mr. Verma has worked with large affinity groups with large member bases and has marketed to millions of households with various organized labor groups. He has helped develop projects in hospitality, multifamily, residential, commercial, casino, online gaming, oil, gas, and mining along with affiliated relations in international banking, communications, technology, and marketing.

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

Mr. McLaren currently holds the Chairman and Chief Executive Officer roles. Mr. Falkoff currently serves as the Lead Independent Director appointed by the majority of the Board.

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

Mr. McLaren possesses detailed and in-depth knowledge of the Company and the industry and the issues, opportunities and challenges we face, and is best positioned to ensure the most critical business issues are brought for consideration by the Board. In addition, having one leader serving as both the Chairman and Chief Executive Officer provides decisive, consistent and effective leadership, as well as clear accountability to our stockholders and customers. This enhances our ability to communicate our message and strategy clearly and consistently to our stockholders, employees, customers and suppliers, particularly during times of turbulent economic and industry conditions. The Board believes the appointment of a strong Lead Independent Director and the use of regular executive sessions of the non-management directors, along with a majority the Board being comprised of independent directors, allow it to maintain effective oversight of management. We believe that the combination of the Chairman and Chief Executive Officer roles is appropriate in the current circumstances and, based on the relevant facts and circumstances, separation of these offices would not serve our best interests and the best interests of our stockholders at this time.

Director Independence

Nasdaq Listing Rule 5605 requires a majority of a listed company’s board to be comprised of independent directors. In addition, the Nasdaq Listing Rules require that, subject to specified exceptions, each member of a listed company’s audit and compensation committees be independent under the Exchange Act. Members of the Audit Committee and Compensation Committee must also satisfy the independence criteria set forth in Rules 10A-3 and 10C-1 under the Exchange Act, respectively. Under Nasdaq Listing Rule 5605(a)(2), a director will only qualify as an independent director if, in the opinion of the Board, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In order to be considered independent for purposes of Exchange Act Rule 10A-3, an Audit Committee member may not, other than in his or her capacity as a member of the Audit Committee, the Board or any other committee of the Board, accept, directly or indirectly, any consulting, advisory or other compensatory fee from the Company or any of its subsidiaries, or otherwise be affiliated with the Company or any of its subsidiaries. In order for Compensation Committee members to be considered independent for purposes of Exchange Act Rule 10C-1, the Board must consider all factors specifically relevant to determining whether a director has a relationship to the Company that is material to that directors ability to be independent from management in connection with the duties of a Compensation Committee member, including, but not limited to: (1) the source of compensation of the director, including any consulting advisory or other compensatory fee paid by the Company to the director; and (2) whether the director is affiliated with the Company or any of its subsidiaries or affiliates.

The Board has reviewed the materiality of any relationship that each of our directors has with the Company and has determined that each of Messrs. Hawkins, Melton and Meharey and Ms. Anderson, is independent in accordance with the Nasdaq Listing Rules. Messrs. Galvin and Villarreal are not considered independent due to their executive position. As such, independent directors comprise a majority of our Board and the members of our Audit, Compensation, and Nominating, Environmental, Social and Corporate Governance Committees are fully independent.

Board and Committee Responsibilities

Generally

The Board is the ultimate decision-making body of the Company, except with respect to those matters to be decided by the stockholders. It selects the Chief Executive Officer and other members of the senior management team, which is charged with the conduct of the Company’s day-to-day business. The Board acts as an advisor and counsellor to senior management and ultimately monitors its performance. The function of the Board to monitor the performance of senior management is facilitated by the presence of non-employee directors who have substantive knowledge of the Company’s business.

Our Board has established a separate standing Audit Committee, Compensation Committee and Nominating, Environmental, Social and Corporate Governance Committee. Each of the Audit Committee, Compensation Committee and Nominating, Environmental, Social and Corporate Governance Committee operates pursuant to a written charter, a copy of which may be viewed on the Company’s website at https ://ir.olenox.com under the Governance tab.

Audit Committee

The members of our Audit Committee are Ambassador Paula Dobriansky, who serves as chairperson, Mr. Falkoff and Mr. Meharey. The Audit Committee Charter requires that the Audit Committee consist of at least three members of the Board, each of whom is required to be independent as defined by Nasdaq and SEC rules. The Board has determined that each member of the Audit Committee is independent, as defined by Rule 10A-3 of the Exchange Act and Nasdaq Listing Rule 5605(a)(2). The Board has also determined that Ambassador Dobriansky is an “audit committee financial expert,” as defined in Item 407(d)(5) of Regulation S-K under the Exchange Act.

The Audit Committee is directly responsible for the appointment, compensation, retention and oversight of our independent registered public accounting firm. Functions of the Audit Committee include, but are not limited to, reviewing the results and scope of the audit performed, and the financial recommendations provided by, our independent registered public accounting firm and coordinating the Boards oversight of our internal financing and accounting processes.

All audit services to be provided to the Company by our independent public accounting firm, are pre-approved by the Audit Committee prior to the initiation of such services (except for items exempt from pre-approval requirements under applicable laws and rules). The Audit Committee approved all services provided by our independent public accounting firm to us during 2025 and 2024.

Compensation Committee

The members of our Compensation Committee are Mr. Meharey, who serves as chairperson, Ms. Anderson, Ambassador Dobriansky and Mr. Falkoff. The Compensation Committee Charter requires that the Compensation Committee consist of at least two members of the Board, each of whom is required to be independent as defined by Nasdaq rules. The Board has determined that each member of the Compensation Committee is independent, as defined in Nasdaq Listing Rule 5605(a)(2).

Functions of the Compensation Committee, include, but are not limited to: reviewing and approving, or recommending the Board approve, compensation arrangements for our executive officers, including salary and payments under the Company’s equity-based plans; reviewing compensation for non-employee directors and recommending changes to the Board; and administering our stock compensation plans. Our principal executive officer annually reviews the performance of each of the named executive officers and other officers and makes recommendations regarding the compensation of the named executive officers and other officers and managers of the company, while the Compensation Committee reviews the performance of our principal executive officer. The conclusions and recommendations resulting from our principal executive officers review are then presented to the Compensation Committee for its consideration and approval. The Compensation Committee can exercise its discretion in modifying any of our principal executive officer’s recommendations. The Compensation Committee may delegate its authority to a subcommittee of its members.

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

Nominating, Environmental, Social and Corporate Governance Committee

The Nominating, Environmental, Social and Corporate Governance Committee is currently comprised of , who serves as chairperson, and . The Nominating, Environmental, Social and Corporate Governance Committee Charter requires that the Nominating, Environmental, Social and Corporate Governance Committee consist of at least two members of the Board, each of whom is required to be independent as defined by Nasdaq rules. The Board has determined that each member of the Nominating, Environmental, Social and Corporate Governance Committee is independent, as defined in Nasdaq Listing Rule 5605(a)(2). Specific responsibilities of the Nominating, Environmental, Social and Corporate Governance Committee include: (i) considering and recommending to the Board, candidates for election to the Board; (ii) considering recommendations and proposals submitted by stockholders in respect of Board nominees, establishing policies in respect of such recommendations and proposals (including stockholder communications with the board of directors), and recommending any action to the Board in respect of such stockholder recommendations and proposals; (iii) identifying, evaluating and recommending to the board of directors, candidates to serve on committees of the Board; (iv) assessing the performance of the Board; (v) reviewing the Company’s sustainability and societal impact; and (vi) reviewing risk governance structure, risk assessment and risk management practices and guidelines, policies and processes for risk assessment and risk management, including cyber security measures.

Role of the Board in Risk Oversight

Our executive officers are responsible for the day-to-day management of risks the Company faces, while our Board has an advisory role in the Company’s risk management process, as a whole and at the committee level, and, in particular, the Board is responsible for monitoring and assessing strategic and operational risk exposures, including cybersecurity risk. The Board and committees rely on the representations of management, the external audit of our financial and operating results, our systems of internal control and our historic practices when assessing the Company’s risks. The Audit Committee oversees management of financial risk exposures and the steps management has taken to monitor and control these exposures and additionally provides oversight of internal controls. The Compensation Committee, in conjunction with the Audit Committee, assesses and monitors whether any of the Company’s compensation policies and programs have the potential to encourage excessive risk-taking. While each committee is responsible for evaluating certain risks and overseeing the management of such risks, the entire Board is regularly informed about such risks by committee reports, as well as advice and counsel from expert advisors.

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

Code of Business Conduct and Ethics

Our Board has adopted a Code of Business Conduct and Ethics that applies to all of our employees, officers and directors, including our principal executive officer, principal financial officer and principal accounting officer. The Code of Business Conduct and Ethics is posted on our website at https://ir.olenox.com under the Governance tab, and is available free of charge, upon request to our Corporate Secretary at OLENOX INDUSTRIES INC., 1207 N FM Rd 3083 E Building C Conroe, TX 77304; telephone number: (936) 323-6332.  Any substantive amendment of the Code of Business Conduct and Ethics, and any waiver of the Code of Business Conduct and Ethics for executive officers or directors, will be made only after approval by the Board or a committee of the Board and will be disclosed on our website.

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

Delinquent Section 16(a) Reports.

Section 16(a) of the Exchange Act and the regulations promulgated thereunder require our executive officers, directors and persons who beneficially own more than 10% of our common stock to file forms with the SEC to report their ownership of the Company’s shares and any changes in ownership. We have reviewed all forms filed electronically with the SEC during, and with respect to, fiscal 2025. Based on that review and written information given to us by all of our directors and executive officers, we believe that all of our directors, executive officers and holders of more than 10% of our stock filed on a timely basis all reports that they were required to file under Section 16(a) during fiscal 2025, except for (i) a Form 3 filed by Michael McLaren on December 8, 2025; and (ii) a Form 4 filed by Michael McLaren on December 8, 2025 relating to four transactions.

Item 11. Executive Compensation.

We are a smaller reporting company, and the following compensation disclosure is intended to comply with the requirements applicable to smaller reporting companies. Although the rules allow us to provide less detail about its executive compensation program, the Compensation Committee is committed to providing the information necessary to help stockholders understand its executive compensation-related decisions. Accordingly, this section includes supplemental narratives that describe the 2025 executive compensation program for our named executive officers.

Our executive officers named in the Summary Compensation Table below are referred to herein as the named executive officers. These named executive officers are:

●	Michael McLaren, Chairman and Chief Executive Officer

●	Jim Pendergast, Chief Operating Officer

●	Paul M. Galvin, Former Chairman and Former Chief Executive Officer

●	Patricia Kaelin, Former Chief Financial Officer

Summary Compensation Table

The following table sets forth all compensation awarded to, paid to or earned by the following named executive officers for the fiscal years ended December 31, 2025 and 2024:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	All Other Compensation ($)(2)	Total
Michael McLaren	2025	340,292	-	-	-	340,292
Chairman and Chief Executive Officer	2024	-	-	-	-	-

Jim Pendergast	2025	200,000	-	-	-	200,000
Chief Operating Officer	2024	-	-	-	-	-

Paul M Galvin	2025	-	-	-	-	-
Form Chairman and Chief Executive Officer	2024	522,445	-	440,656	6,400	969,501

Patricia Kaelin	2025	335,417	-	-	11,958	347,375
Former CFO	2024	429,743	-	34,050	6,492	470,285

(1)	This column indicates the aggregate grant date fair value, as determined in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation Stock Compensation (“FASB ASC Topic 718”).
(2)	Paul Galvin resigned as CEO as of December 31, 2024
(3)	For 2025, all other compensation consisted of: Ms. Kaelin $11,958 in paid health benefits.
(4)	Michael McLaren was paid as a contractor until August 2025 when he was moved to payroll.
(5)	Jim Pendergast was paid as a contractor for the entire fiscal year ended 2025.

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

Effective January 1, 2017, we entered into an employment agreement with Mr. Galvin. Mr. Galvin’s employment agreement originally provided for base compensation in the amount of $240,000 per year. On July 24, 2018, the Compensation Committee increased Mr. Galvin’s annual base salary to $370,000, retroactive to January 1, 2018. Such increase was based on a competitive market assessment provided by Haigh & Company, the Compensation Committees independent compensation consultant. On December 1, 2019, the annual base salary for Mr. Galvin was decreased from $370,000 to $180,000. On April 24, 2020, the annual base salary for Mr. Galvin was increased from $180,000 to $400,000. On July 5, 2022, the annual base salary for Mr. Galvin was increased to $500,000. On September 19, 2023, Mr. Galvin’s employment agreement was amended to increase Mr. Galvin’s annual base salary to $750,000.

On May 1, 2023, we engaged Patricia Kaelin to serve as our Chief Financial Officer with an annual base salary of $250,000, which was increased to $300,000 on July 26, 2023. The Compensation Committee has recommended that the Board approve an increase to Ms. Kaelin’s salary to $350,000 in 2024. On June 5, 2026, Ms. Kaelin resigned from her position as Chief Financial Officer of the Company.

On January 3, 2025, we engaged Michael McLaren to serve as our Chief Executive Officer with an annual base salary of $250,000, which shall be increased to $400,000 upon the closing of a capital event which cures the Company’s equity deficiency with Nasdaq.

On January 16, 2025, we engaged Jim Pendergast to serve as our Chief Financial Officer with an annual base salary of $200,000.

Bonus Payments

On September 26, 2023, the Compensation Committee approved a cash bonus of $35,100 be paid to Mr. Galvin for his service to the Company in connection with the Separation and Distribution. In addition, the Compensation Committee has recommended that the Board approve 2023 bonuses of $350,000 for Mr. Galvin and $100,000 for Ms. Kaelin to be paid in cash, equity or a combination of cash and equity; this was approved by the full Board on February 27, 2024.

Equity Awards

During 2024 and 2025, we granted restricted stock unit awards to our key employees, including our named executive officers, as the long-term incentive component of our compensation program.

On April 4, 2023, Mr. Galvin was granted an award of 10 RSUs. We anticipate that the Company will, in 2024, issue to Mr. Galvin RSUs representing a contingent right to receive such number of shares of Common Stock as will result in him owning a total of 9.9% of our outstanding shares of our Common Stock.

On May 10, 2023, Ms. Kaelin was granted an award of 5. The Compensation Committee has recommended that the Board approve an award of 300,000 RSUs (15,000 as adjusted for the May Stock Split) to Ms. Kaelin in 2024. This was approved by the full Board on February 27, 2024.

On May 4, 2023, the Board took action to vest in full 127 RSUs granted under the Company’s stock incentive plan, which included 37 RSUs granted to Mr. Galvin and 7 RSUs granted to Mr. Rogers. The Company expects to submit payment for each of Mr. Galvin and Mr. Rogers for a portion of the taxes paid by them in respect of the accelerated vesting.

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

Paul M. Galvin

We employed Mr. Galvin, our Chief Executive Officer and Chairman of the Board, pursuant to an employment agreement, effective January 1, 2017 (the “Galvin Employment Agreement”). The Galvin Employment Agreement provided for an initial term of two years, with automatic renewals unless earlier terminated pursuant to the provisions of the Galvin Employment Agreement. The Galvin Employment Agreement originally provided for base compensation in the amount of $240,000 per year, which was increased to $370,000 in early 2019, but subsequently reduced to $180,000 in December 2019. The Galvin Employment Agreement also provides for incentive compensation at the discretion of our Board. The Galvin Employment Agreement provides for the payment of severance compensation in an amount equal to one year of Mr. Galvin’s base annual salary, if his employment is terminated by the Company other than for Cause, as defined therein. In April 2020, we entered into an amendment to the Galvin Employment Agreement employment to December 31, 2021 and increased the annual base salary to $400,000, provide for a performance bonus structure for a bonus of up to 50% of base salary upon the Company’s achievement of $2,000,000 EBITDA and additional performance bonus payments for the achievement of EBITDA in excess of $2,000,000 based on a percentage of the incremental increase in EBITDA (ranging from 10% of the incremental increase in EBITDA if the Company achieves over $2,000,000 and up to $7,000,000 in EBITDA, 8% of the incremental increase in EBITDA if the Company achieves over $7,000,000 and up to $12,000,000 in EBITDA and 3% of the incremental increase in EBITDA over $12,000,000), provide for a profits-based additional bonus of up to $250,000 in certain limited circumstances, and provide for one (1) year severance, plus a pro-rated amount of any unpaid bonus earned by him during the year as verified by the Company’s principal financial officer, if Mr. Galvin is terminated without cause. At the Company’s option, up to fifty (50%) percent of the EBITDA performance bonuses may be paid in restricted stock units if then available for grant under the Company’s Stock Incentive Plan. In July 2022, we entered into an amendment to the Galvin Employment Agreement to increase his annual base salary to $500,000 and in September 2023, we entered into an amendment to the Galvin Employment Agreement to increase his annual base salary to $750,000. All other terms of the Galvin Employment Agreement remain in full force and effect. As of December 31, 2024, Mr. Galvin is no longer the Company’s Chief Executive Officer and Chairman of the Board of the Company.

Patricia Kaelin

On May 1, 2023, we entered into an employment agreement with Patricia Kaelin, our Former Chief Financial Officer, (the “Kaelin Employment Agreement”) to employ Ms. Kaelin in such capacity for an initial term of two (2) years, which Kaelin Employment Agreement provides for an annual base salary of $250,000, which was increased to $300,000 on July 26, 2023, a discretionary bonus of up to 20% of her base salary upon achievement of objectives as may be determined by the Board of Directors and severance in the event of a termination without cause on or after September 30, 2023 in amount equal to one year’s annual base salary and benefits. The Kaelin Employment Agreement also provides for the grant to Ms. Kaelin of a restricted stock grant under the stock incentive plan, as amended and as available for grant, of 5 shares of Common Stock , vesting quarterly on a pro-rata basis over the next eighteen (18) months of continuous service. On May 10, 2023, Ms. Kaelin was granted an award of 5 RSUs which were fully vested upon issuance. On June 5, 2026, Ms. Kaelin resigned from her position as Chief Financial Officer of the Company.

Michael McLaren

On January 3, 2025, we entered into an employment agreement with Mr. McLaren, our Chief Executive Officer and Chairman of the Board (the “McLaren Employment Agreement”), to employ Mr. McLaren in such capacity for an initial term of two (2) years, which McLaren Employment Agreement provides for an annual base salary of $250,000 which shall be increased to $400,000 upon the closing of a capital event which cures the Company’s stockholders’ equity deficiency with Nasdaq, a signing bonus of $50,000 payable within thirty (30) days of the McLaren Employment Agreement’s effective date, a long-term incentive bonus with a range of between two (2) to four (4) times Mr. McLaren’s then-base salary, subject to approval by the Board.

Jim Pendergast

On January 16, 2025, we entered into an employment agreement with Jim Pendergast, our Chief Operating Officer (the “Pendergast Employment Agreement”), to employ Mr. Pendergast in such capacity for an initial term of two (2) years, which Pendergast Employment Agreement provides for an annual base salary of $200,000, a restricted stock grant under the Company’s Stock Incentive Plan for 200,000 shares of the Common Stock (16 as adjusted for the Reverse Stock Splits), vesting quarterly on a pro-rata basis over the next eighteen (18) months of continuous service, and an annual performance bonus of up to 20% of Mr. Pendergast’s then-base salary, payable in cash and/or equity, as determined by the Board.

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding the outstanding option awards held by the named executive officers as of December 31, 2025:

		Options Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Paul M. Galvin	3/30/2018	6	(5)	-	$59,010.00	3/30/2028
	3/10/2017	8	(1)	-	$64,000.00	3/10/2027
	3/10/2017	6	(1)	-	$76,800.00	3/10/2027
	1/30/2017	8	(2)	-	$38,400.00	1/30/2027
	11/01/2016	8	(3)	-	$38,400.00	11/01/2026
	11/01/2016	1	(4)	-	$38,400.00	11/01/2026

(1)	In connection with a public offering by the Company, completed in June 2017, Mr. Galvin was granted performance-based option awards, to vest upon the completion of certain conditions. A portion of the shares were granted at an exercise price to equal the price per share at which the public purchased shares in the offering ($100.00 per share), while the remainder were granted at an exercise price equal to 120% of such price per share ($120.00 per share). In September 2017, the Compensation Committee determined that Mr. Galvin met his performance conditions and the option awards vested in full.
(2)	Of these options, 990 vested on the grant date, while the remaining 385 vested in equal quarterly installments on the last day of each fiscal quarter following the date of grant over a two-year period. All options vested in full as of December 31, 2018.
(3)	Of these options, 2,184 vested on the grant date, while the remainder vested in three equal installments of 910 on the three anniversaries following the grant date. Such options vested in full as of November 1, 2019.
(4)	These options vested in equal quarterly installments on the last day of each fiscal quarter following the date of grant and vested in full as of September 30, 2017.
(5)	These options vested in equal quarterly installments over a two-year period, beginning March 31, 2018, and vested in full as of December 31, 2019.

DIRECTOR COMPENSATION

Compensation Program

Our director compensation program is designed to attract and retain highly qualified directors and align their interests with those of our stockholders. We compensate directors who are not employed by the Company with a combination of cash and equity awards. Mr. McLaren did not receive any compensation for serving on our Board in 2025.

The Compensation Committee reviews the director compensation program and recommends proposed changes for approval by the Board. As part of this review, the Compensation Committee considers the significant amount of time expended, and the skill level required, by each director not employed by the Company in fulfilling his or her duties on the Board, each directors role and involvement on the Board and its committees and the market compensation practices and levels of our peer companies.

During its annual review of the director compensation program in 2022, the Compensation Committee considered an analysis prepared by its independent consultant, Haigh & Company, which summarized director compensation trends for independent directors and pay levels at the same peer companies used to evaluate the compensation of our named executive officers. Following this review, and after considering the advice of Haigh & Company about market practices and pay levels, the Compensation Committee recommended, and the Board approved, the new compensation program for non-employee directors described below, which remained in effect until the third quarter of 2025.

Cash Fees

The following table sets forth the cash fee schedule for compensating non-employee directors from January 2025 through December 2025:

1/25 - 12/25
Annual Board Retainer	$80,000
Lead Independent Director	$5,000
Audit Committee Chair	$5,000
Compensation Committee Chair	$5,000
Nominating, Environmental, Social and Corporate Governance Committee Chair	$5,000

The above cash fees were to be paid quarterly in four equal installments, to each person serving as a non-employee director at the time when such payment is made. Non-employee directors may choose to receive the annual Board retainer as equity in the form of restricted stock units or stock options. Directors receive no additional per-meeting fee for Board or committee meeting attendance. All director fees owed for 2025 were paid in the first quarter of 2026 in restricted stock units or stock options, at each director’s election.

Equity Awards

In addition, our director compensation program for 2025 provided that each director was to receive, pursuant to our stock incentive plan, an equity grant of restricted stock units with a grant date value of approximately $80,000 that would vest quarterly over two years, subject to such director’s continued service as a director. During 2023, each of Messrs. Melton, and Hawkins received a grant of 3 RSUs , with a grant date value of approximately $37,875, vesting quarterly over two years. All director equity awards owed for 2023 will be paid in the first quarter of 2024 in restricted stock units or stock options, at each director’s election.

On May 4, 2023, the Board took action to vest in full 127 RSUs granted under the Company’s stock incentive plan, 5 RSUs granted to Mr. Melton, 3 RSUs granted to Mr. Hawkins. The Company expects to reimburse each of such directors for a portion of the taxes paid by them in respect of the accelerated vesting.

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

DIRECTOR COMPENSATION TABLE

The following table sets forth information regarding all forms of compensation that were both earned by and paid to our non-employee directors during the year ended December 31, 2025. The compensation arrangements for Mr. McLaren is disclosed in the Summary Compensation Table set forth in the Executive Compensation section of this Annual Report. Mr. McLaren did not receive compensation for his services as a director during the year ended December 31, 2025.

	Fees Earned or Paid in Cash ($)	Stock Awards(1)	All Other Compensation ($)	Total(2)
Thomas Meharey (3)	$67,500	$-	$-	$67,500
Christopher Melton (4)	$70,000	$-	$-	$70,000
Jill Anderson (5)	$60,000	$-	$-	$60,000
Shafron Hawkins (6)	$31,875	$-	$-	$31,875
Samarth Verma (7)	$35,625	$-	$-	$35,625
Paul Galvin	$60,000	$-	$-	$60,000

(1)	This column indicates the aggregate grant date fair value, as determined in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation Stock Compensation (FASB ASC Topic 718), of the RSUs granted on April 4, 2023. As of December 31, 2023, none of the directors held any options or unvested restricted stock units.
(2)	Amounts to be paid in equity in 2024 related to 2023 compensation as described in Compensation Program are not included in this table.
(3)	Mr. Meharey joined the Board in October 2023.
(4)	Mr. Melton resigned from the Board effective January 31, 2026.
(5)	Ms. Anderson joined the Board in August 2023.
(6)	Mr. Hawkins resigned from the Board effective May 21, 2025.
(7)	Mr. Verma joined the Board in May 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information, to the best knowledge and belief of the Company, as of June 1, 2026 (unless provided herein otherwise), with respect to holdings of our common stock by (1) each person known by us to be the beneficial owner of more than 5% of the total number of shares of our common stock outstanding as of such date; (2) each of our directors; (3) each of our named executive officers; and (4) all of our directors and our executive officers as a group. The table is based on 1,302,635 shares of common stock issued and outstanding as of June 29, 2026.

Unless otherwise indicated the mailing address of each of the stockholders below is c/o OLENOX INDUSTRIES INC., 1207 N FM 3083 Rd E Bldg C, Conroe, TX 77304. Except as otherwise indicated, and subject to applicable community property laws, except to the extent authority is shared by both spouses under applicable law, the Company believes the persons named in the table have sole voting and investment power with respect to all shares of common stock held by them. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percentage of Common Stock Beneficially Owned

Michael McLaren, Chief Executive Officer	312,313	23.98%
Jim Pendergast, Chief Operating Officer	-	*
Jill Anderson, Director	6,930	*
Shafron Hawkins, Director	11,210	*
Samarth Verma, Director	-	*
Erik Blum, Director	-	*
Adam Falkoff, Director	-	*
Ambassador Paula J. Dobriansky	-	*
Thomas Meharey, Director	3,772	*
All current executive officers and directors as a group (7 persons)	334,225	23.98%
5% Stockholders other than executive officers and directors

*	Less than 1% ownership interest.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

The following is a summary of transactions since January 1, 2025 to which we have been a party in which the amount involved exceeded $120,000 and in which any of our executive officers, directors or beneficial holders of more than five percent of our capital stock had or will have a direct or indirect material interest, other than compensation arrangements and equity awards granted to our executive officers and directors during 2023 and 2024 that are described elsewhere in this Annual Report.

A note payable to a related party of $1,674,096 dated February 23, 2023, with interest at 12% per annum and due on August 23, 2023. The Company assumed the convertible note payable held by the Company’s Chief Executive Officer, a related party. During the year ended December 31, 2025, $1,495,098 of principal and $513,171 of accrued interest was converted into 31,231 shares of common stock under contract terms. As of December 31, 2025, the outstanding principal balance amounted to $255,433. There was no outstanding accrued interest as of December 31, 2025.

As of December 31, 2025 and 2024, $1,544,794 and $1,716,244, respectively, was due to our chief executive officer and affiliated entities. These advances are non-interest bearing and are payable upon demand.

On February 11, 2026 (the “Settlement Effective Date”), the Company executed a settlement agreement (the “Settlement”) with Michael McLaren, to settle the outstanding balance owed to Mr. McLaren pursuant to a convertible promissory note between Mr. McLaren and the Company’s subsidiary Olenox Corp., a Wyoming corporation. Per the terms of the Settlement, the Company will issue 626,325 shares of restricted common stock of the Company, par value $0.01 to settle the balance due under the note in full. Under the terms of the Settlement, Mr. McLaren agrees to waive and release any and all claims against the Company relating to the note.

On the same date, the Company executed a second settlement agreement (the “Second Settlement”) with Mr. McLaren, to resolve and settle any and all actual or potential claims that he may have with regard to his shares of Company Series A Non-Voting Convertible Preferred Stock (the “Preferred Shares”). Per the terms of the Second Settlement, the Company will issue 585,000 shares of restricted common stock of the Company, par value $0.01 and the Mr. McLaren shall surrender to the Company 39,000 Preferred Shares held by him. Under the terms of the Second Settlement, Mr. McLaren agrees to waive and release any and all claims against the Company relating to the Preferred Shares.

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

In addition, as of December 31, 2024, $1,717,694 is due from us for advances made by the SG DevCorp. On January 29, 2025, we entered into a mutual release and discharge agreement (the “Mutual Release”) with SG DevCorp. pursuant to SG DevCorp. forgiving and releasing from our obligations to them under that certain promissory note, dated August 9, 2023, in the principal amount of $908,322- and in respect of $815,522 of inter-company advances from SG DevCorp to us in exchange for us forgiving $394,329 of inter-company debt owed to us by us and for SG DevCorp (which has already been written off) transferring 276,425 shares (the “Shares”) of SG DevCorp’s Common Stock owned by us, with us no longer being a shareholder of SG DevCorp.

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

Separation and Distribution Agreement

The separation and distribution agreement governs the overall terms of the Separation and Distribution and specified those conditions that must be satisfied or waived by us prior to the completion of the Separation. We and SG DevCorp each agreed to indemnify the other and each of the others current and former directors, officers, and employees, and each of the heirs, executors, administrators, successors, and assigns of any of them, against certain liabilities incurred in connection with the Separation and Distribution and our and SG DevCorps respective businesses. The amount of either SG DevCorps or our indemnification obligations will be reduced by any net insurance proceeds the party being indemnified receives. The separation and distribution agreement also establishes procedures for handling claims subject to indemnification and related matters.

Tax Matters Agreement

In connection with the Separation, we and SG DevCorp entered into a tax matters agreement that contains certain tax matters arrangements and governs the party’s respective rights, responsibilities, and obligations with respect to taxes, including taxes arising in the ordinary course of business and taxes incurred as a result of the Separation and the Distribution. The tax matters arrangement also sets forth the respective obligations of the parties with respect to the filing of tax returns, the administration of tax contests, and assistance and cooperation on tax matters.

The tax matters agreement governs the rights and obligations that we and SG DevCorp have after the Separation with respect to taxes for both pre- and post-closing periods. Under the tax matters arrangement, SG DevCorp will be responsible for (i) any of SG DevCorps taxes for all periods prior to and after the Distribution and (ii) any taxes of the Safe & Green group for periods prior to the Distribution to the extent attributable to the real estate development business. We generally will be responsible for any of the taxes of the Safe & Green group other than taxes for which SG DevCorp is responsible. In addition, we will be responsible for our taxes arising as a result of the Separation and Distribution. Notwithstanding the foregoing, sales, use, transfer, real property transfer, intangible, recordation, registration, documentary, stamp or similar taxes imposed on the Distribution shall be borne fifty percent (50%) by us and fifty percent (50%) by SG DevCorp. We shall be entitled to any refund (and any interest thereon received from the applicable tax authority) of taxes for which we are responsible for under the tax matters agreement and SG DevCorp shall be entitled to any refund (and any interest thereon received from the applicable tax authority) of taxes for which SG DevCorp is responsible for under the tax matters agreement.

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

In consideration for such services, SG DevCorp pays fees to us for the services provided, and those fees are generally in amounts intended to allow us to recover all of its direct and indirect costs incurred in providing those services. We charge SG DevCorp a fee for services performed by (i) our employees which is a percentage of each employees base salary based upon an allocation of their business time spent providing such services and (ii) third parties, the fees charged by such third parties. SG DevCorp also pay us for general and administrative expenses incurred by us attributable to both the operation of Safe & Green (other than the provision of the services performed by our employees) and the provision of the shared services, including but not limited to information technology, data subscription and corporate overhead expenses, the portion of such costs and expenses that are attributable to the provision of the shared services, as reasonably determined by us. SG DevCorp also reimburses us for direct out-of-pocket costs incurred by us for third party services provided to SG DevCorp.

Other Related Party Transactions

Related Party Review Procedures

Pursuant to our Audit Committee charter, our Audit Committee reviews on an on-going basis our policies and procedures for reviewing and approving or ratifying all “Related Party Transactions” (defined as transactions required to be disclosed pursuant to Item 404 of Regulation S-K), including the Company’s Related Person Transaction Policy, and recommend any changes to the Board. In accordance with our Related Person Transaction Policy and Nasdaq Rule 4350 (h), the Audit Committee conducts appropriate review and oversight of all related person transactions for potential conflict of interest situations on an ongoing basis. Any transaction with a related person is subject to our written policy for transactions with related persons. Pursuant to such policy, our Audit Committee reviews in advance all related person transactions. The Audit Committee approves only those related person transactions that are determined to be in, or not inconsistent with, the best interests of the Company and its stockholders, taking into account all available facts and circumstances as the Audit Committee determines in good faith to be necessary. These facts and circumstances will typically include, but not be limited to: whether the transaction was undertaken in the ordinary course of business of the Company; the purpose and potential benefits of the transaction to the Company; the terms of the transaction and of comparable transactions that would be available to unrelated third parties or to employees generally; and the impact on a directors independence in the event the related person is a director, an immediate family member of a director or an entity in which a director is a partner, stockholder or executive officer. In reviewing and approving such transactions, the Audit Committee obtains, or will direct management to obtain on its behalf, all information that the Audit Committee believes to be relevant and important to a review of the transaction prior to its approval. The Audit Committee may adopt any further policies and procedures relating to the approval of related person transactions that it deems necessary or advisable from time to time.

Director Independence

The information included under the heading Director Independence in Part III, Item 10 is hereby incorporated by reference into this Item 13.

Item 14. Principal Accountant Fees and Services.

Change in Certifying Accountant

On January 6, 2026, M&K CPAS, PLLC (“M&K”) resigned as our independent registered public accounting firm. The Board of Directors of the Company, through its Audit Committee conducted a competitive process to determine the Company’s independent registered public accounting firm commencing with the audit of the Company’s books and financial records for the year ending December 31, 2025. The Audit Committee invited several independent registered public accounting firms to participate in this process.

Following review of proposals, upon recommendation from the Audit Committee, the Board of Directors of the Company approved the engagement of RBSM LLP (“RBSM”) as the Company’s independent registered public accounting firm for the Company’s fiscal year ending December 31, 2025.

Independent Registered Public Accounting Firm Fees

Aggregate fees for professional services rendered by our independent registered public accounting firms to us as of and for the fiscal years ended December 31, 2025 and December 31, 2024 are set forth in the tables below:

	2025	2024
Audit fees(1)	$528,130	$245,432
Audit-related fees(2)	—	—
Tax fees(3)	—	—
All other fees(4)	—	—
Totals	$528,130	$245,432

(1)	Audit fees include $203,130 paid to M&K and accrual for RBSM for professional services rendered for the audit for our annual financial statements and reviews of the financial statements included in our Quarterly Reports on Form 10-Q and fees related to securities registration statements and related comfort letter procedures.
(2)	Audit-related fees principally involve other assurance and related services.
(3)	Tax services include tax compliance and tax planning consulting services. No tax services were performed for us by M&K or RBSM in 2025 or 2024.
(4)	No other services were performed for us by M&K or RBSM in 2025 or 2024.

Audit Committee Pre-Approval Policies and Procedures

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

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a)(1) INDEX TO 2025 CONSOLIDATED FINANCIAL STATEMENTS:

Our financial statements and the notes thereto, together with the reports thereon of RBSM LLP and M&K CPAS PLLC, our registered public accounting firms, dated June 30, 2026, and March 31, 2025, respectively, appear beginning on page F-1 of this Annual Report. See the Consolidated Financial Statements included in this Annual Report.

(a)(2) FINANCIAL STATEMENT SCHEDULES

All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(a)(3)  EXHIBITS

The information required by this Item is listed in the accompanying Exhibit Index below.

Item 16. Form 10-K Summary.

Not applicable.

Exhibit Index

Exhibit No.	Description
2.1	Order Confirming Debtors’ Amended Plan of Reorganization Under Chapter 11 of the Bankruptcy Code (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on July 7, 2016 (File No. 000-22563)).
2.2	Disclosure Statement for Amended Plan of Reorganization for Safe & Green, et al. under Chapter 11 of the Bankruptcy Code (incorporated herein by reference to Exhibit 2.2 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on July 7, 2016 (File No. 000-22563)).
2.3	Order of the Bankruptcy Court for the Southern District of New York Approving the Disclosure Statement and Setting Plan of Reorganization Confirmation Deadlines (incorporated herein by reference to Exhibit 2.3 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on July 7, 2016 (File No. 000-22563)).
2.4	Separation and Distribution Agreement by and between the Company and Safe and Green Development Corporation (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on September 28, 2023 (File No. 001-38037)
2.5	Membership Interest Purchase Agreement, dated May 26, 2026, between the Company, CS Digital Ventures, LLC, the Members of CS Digital Ventures, LLC listed on the signature pages thereto, and Bernardo Schucman, as Seller Representative (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on May 28, 2026)
3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on July 7, 2016 (File No. 000-22563)).
3.2	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on July 7, 2016 (File No. 000-22563)).
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on February 28, 2017 (File No. 000-22563)).
3.4	Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock, dated May 11, 2017 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on May 12, 2017 (File No. 001-38037)).
3.5	Certificate of Elimination of Series A Convertible Preferred Stock, dated December 13, 2018 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on December 17, 2018 (File No. 001-38037)).
3.6	Form of Certificate of Designation of the Series B Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.7 to the Registration Statement on Form S-1/A as filed by the Registrant with the Securities and Exchange Commission on December 9, 2019 (File No. 333-235295))
3.7	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on February 5, 2020 (File No. 001-38037)).
3.8	Amended and Restated Bylaws of the Company dated June 4, 2021 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on June 7, 2021 (File No. 001-38037)).
3.9	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on December 22, 2022 (File No. 001-38037)).
3.10	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on October 17, 2023 (File No. 001-38037)).
3.11	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on May 2, 2024).
3.12	Series B Certificate of Designation (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on July 18, 2025).
3.13	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on September 10, 2025).
3.14	Certificate of Designations of Rights and Preferences of Series C Convertible Preferred Stock of the Company (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on December 2, 2025).
3.15	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on January 20, 2026).
3.16	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on May 7, 2026).
3.17	Certificate of Designation of Series D convertible Preferred Stock of the Company (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on May 28, 2026).

4.1	Form of Common Stock Purchase Warrant (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on May 1, 2019 (File No. 001-38037)).
4.2	Form of Series A Common Stock Purchase Warrant (incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on May 1, 2019 (File No. 001-38037)).
4.3	Form of Representatives Warrant Agreement (incorporated herein by reference to Exhibit 4.1 of the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on July 31, 2019 (File No. 001-38037)).
4.4	Form of 9% Secured Note (incorporated herein by reference to Exhibit 4.1 of the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on February 6, 2020 (File No. 001-38037)
4.5	Form of Representatives Warrant (incorporated herein by reference to Exhibit 4.14 to the Registration Statement on Form S-1/A filed by the Registrant with the Securities and Exchange Commission on May 5, 2020 (File No. 333-237682)).
4.6	Form of Pre-Funded Warrant (incorporated herein by reference to Exhibit 4.15 to the Registration Statement on Form S-1/A filed by the Registrant with the Securities and Exchange Commission on May 5, 2020 (File No. 333-237682)).
4.7	Description of Securities (incorporated by reference to exhibit 4.9 of the Annual Report on Form 10-K filed with the SEC on March 31, 2023 (File No. 000-22563))
4.8	Debenture, dated February 7, 2023, in the principal amount of $1,100,000 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on February 7, 2023 (File No. 001-38087)
4.9	Description of securities registered pursuant to Section 12 of the Securities Exchange Act of 1924, as amended (incorporated by reference to Exhibit 4.9 of the Annual Report on Form 10-K filed with the SEC on May 7, 2024 (File No. 000-22563))
4.11	Warrant, dated February 7, 2023 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on February 7, 2023 (File No. 001-38087)
4.12	Form of Indenture (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-3 as filed by the Registrant with the Securities and Exchange Commission on July 24, 2023 (File No. 333-237682)
4.13	Debenture dated November 30, 2023, in the principal amount of $700,000 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on December 1, 2023 (File No. 001-38087)
4.14	Warrant, dated November 30, 2023 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on December 1, 2023 (File No. 001-38087)
4.15	Debenture dated January 11, 2024 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on January 16, 2024 (File No. 001-38087)
4.16	Warrant, dated January 11, 2024 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on January 16, 2024 (File No. 001-38087)
4.17	Form of Promissory Note by and between the Company and Paul Galvin (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on December 20, 2023 (File No. 001-38037)
4.18	Debenture, dated February 15, 2024 in the principal amount of $250,000 (incorporated by reference to Exhibit 4.1 of Safe and Green Development Corporations Current Report on Form 8-K filed on February 22, 2024).
4.19	Warrant, dated February 15, 2024 (incorporated by reference to Exhibit 4.2 of Safe and Green Development Corporations Current Report on Form 8-K filed on February 22, 2024).
4.20	Form of Pre-Funded Warrant, dated May 7, 2024 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on May 9, 2024)
4.21	Form of Warrant, dated May 7, 2024 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on May 9, 2024)
4.22	Form of Placement Agent Warrant, dated May 7, 2024 (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed on May 9, 2024)
4.23	Promissory Note, dated August 28, 2024 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on August 30, 2024)
4.24	Promissory Note, dated October 22, 2024 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on October 28, 2024)
4.25	Promissory Note, dated January 22, 2025 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on January 29, 2025)
4.26	Promissory Note, dated February 12, 2025 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on February 24, 2025)
4.27	Common Stock Purchase Warrant, dated February 12, 2025 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on February 24, 2025)
4.28	Promissory Note, dated February 25, 2025 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on March 10, 2025)
4.29	Promissory Note, dated March 3, 2025 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on March 10, 2025)
4.30	Promissory Note, dated March 27, 2025 (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on April 2, 2025)
4.31	Form of Series A Warrant (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on April 16, 2025)
4.32	Form of Series B Warrant (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed on April 16, 2025)
4.33	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed on April 16, 2025)
4.34	Promissory Note, dated April 11, 2025 (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on April 17, 2025)
4.35	Form of Warrant issued by the Company to the Sellers (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on May 28, 2026)

10.1#	Form of the Company Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on November 1, 2016 (File No. 000-22563)).
10.2#	Form of the Company Nonqualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on November 1, 2016 (File No. 000-22563)).
10.3#	Form of Director Indemnification Agreement (incorporated herein by reference to Exhibit 10.1 to the Registration Statement on Form S-1 as filed by the Registrant with the Securities and Exchange Commission on February 6, 2017 (File No. 333-215922)).
10.4#	SG Blocks, Inc. Stock Incentive Plan (incorporated herein by reference to Exhibit 10.10 to the Registration Statement on Form S-1 as filed by the Registrant with the Securities and Exchange Commission on February 6, 2017 (File No. 333-215922)).
10.5#	Executive Employment Agreement, effective as of January 1, 2017, between Paul M. Galvin and the Company (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on March 14, 2017 (File No. 000-22563)).
10.6#	Amendment No. 1 to the SG Blocks, Inc. Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on June 5, 2018 (File No. 001-38037)).
10.7#	Form of SG Blocks, Inc. Restricted Share Unit Agreement (Non-Employee Directors) (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on July 30, 2018 (File No. 001-38037)).
10.8#	Form of Restricted Share Unit Agreement (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q as filed by the Registrant with the Securities and Exchange Commission on August 14, 2019 (File No. 001-38037)).
10.9#	Form of Restricted Share Unit Agreement (Special Bonus) (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q as filed by the Registrant with the Securities and Exchange Commission on August 14, 2019 (File No. 001-38037)).
10.10	Exclusive License Agreement, entered into as of October 3, 2019 by and between the Company and CPF MF 2019-1 LLC (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on October 9, 2019 (File No. 001-38037))
10.11	Loan Agreement and Promissory Note, dated effective October 3, 2019, between the Company, as lender, and CPF GP 2019-1 LLC, as borrower (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on October 9, 2019 (File No. 001-38037))
10.12	Right of First Refusal Agreement, entered into as of October 9, 2019 by and between the Company and CMC Development LLC (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on October 15, 2019 (File No. 001-38037))
10.13	Amendment to Loan Agreement and Promissory Note between the Company and CPF GP 2019-LLC (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on October 15, 2019 (File No. 001-38037))
10.14	Second Amendment to Loan Agreement and Promissory Note dated November 7, 2019 between CPF GP 2019-1 LLC and Safe & Green (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on November 13, 2019 (File No. 001-38037)).
10.15	Amendment No. 1 to Exclusive License Agreement, entered into as of October 3, 2019 by and between the Company and CPF MF 2019-1 LLC (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q as filed by the Registrant with the Securities and Exchange Commission on November 14, 2019 (File No. 001-38037))
10.16	Waiver of Warrant (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on December 13, 2019 (File No. 001-38037)).
10.17	Promissory Note, dated January 21, 2020, issued by CPF GP 2019-1 LLC to the Company (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on January 23, 2020 (File No. 001-38037)
10.18	Promissory Note, dated January 21, 2020, issued by CPF GP 2019 -1 LLC to Paul Galvin (incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on January 23, 2020 (File No. 001-38037)
10.19	Security Agreement, by and among CPF GP 2019-1 LLC, the Company and Paul Galvin, dated January 21, 2020 (incorporated herein by reference to Exhibit 10.3 of the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on January 23, 2020 (File No. 001-38037)

10.30	Form of Securities Purchase Agreement (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on February 6, 2020 (File No. 001-38037)
10.31	Form of Pledge Agreement (incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on February 6, 2020 (File No. 001-38037)
10.32	Distributorship Agreement between Osang Healthcare Co., Ltd. and the Company, effective as of April 28, 2020 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2020 (File No. 001-38037))
10.33	Amendment to Distributorship Agreement between Osang Healthcare Co., Ltd. and the Company, dated April 30, 2020 (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2020 (File No. 001-38037)).
10.34	Agreement between Osang Group Co. Ltd. and the Company, dated May 1, 2020 (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2020 (File No. 001-38037)).
10.35#	Amendment No. 2 to the SG Blocks, Inc. Stock Incentive Plan (incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on June 25, 2020 (File No. 001-38037))
10.36#	Asset Purchase Agreement by and between SG Echo, LLC and Echo DCL, LLC, dated September 17, 2020 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 22, 2020 (File No. 001-38037)).
10.37	Unimproved Property Contract, dated February 25, 2021, by and between the Company and Northport Harbor LLC (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on May 11, 2021 (File No. 001-38037)).
10.38	Settlement and Mutual Release Agreement, dated June 15, 2021, by and among CPF GP 2019-1 LLC, Capital Plus Financial, LLC and the Company (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on June 21, 2021 (File No. 001-38037)).
10.39	Termination of Exclusive License Agreement, effective June 15, 2021 (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on June 21, 2021 (File No. 001-38037)).
10.40	Assignment of Limited Rights Under Membership Interest Redemption Agreement, dated June 15, 2021, by and among Capital Plus Financial, LLC, the Company and CPF GP 2019-1 LLC (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on June 21, 2021 (File No. 001-38037)).
10.41	Operating Agreement by and between SGB Development Corp., Jacoby Development, Inc. and JDI-Cumberland Inlet. LLC, dated June 24, 2021 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on June 28, 2021 (File No. 001-38037)).
10.42	Fabrication and Building Services Agreement by and between JDI-Cumberland Inlet, LLC and SG Echo, LLC, dated June 24, 2021 (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on June 28, 2021 (File No. 001-38037)).
10.43	Real Estate Lien Note, dated July 14, 2021, in the principal amount of $2,000,000 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on July 19, 2021 (File No. 001-38037)).
10.44	Deed of Trust, dated July 14, 2021 (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on July 19, 2021 (File No. 001-38037)).
10.45	Assignment of Leases and Rents, dated July 8, 2021 (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on July 19, 2021 (File No. 001-38037)).
10.46#	Amendment No. 3 to the SG Blocks, Inc. Stock Incentive Plan (incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A filed by the Registrant with the Securities and Exchange Commission on July 14, 2021 (File No. 001-38087)).
10.47#	Employment Agreement, dated September 27, 2021, between the Company and William Rogers (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on October 1, 2021 (File No. 001-38037)).
10.48#	Employment Agreement, dated September 30, 2021, between the Company and Gerald Sheeran (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on October 1, 2021 (File No. 001-38037))

10.49	Placement Agency Agreement, dated as of October 25, 2021, by and between the Company and the Placement Agent (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on October 26, 2021 (File No. 001-38037)).
10.50	Form of Securities Purchase Agreement, dated as of October 25, 2021 by and between the Company and the Purchaser named therein (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on October 26, 2021 (File No. 001-38037)).
10.51	Lease Agreement by and between SG Echo LLC and May Properties, LLC, dated October 28, 2021 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on November 2, 2021 (File No. 001-38037)).
10.52	Guaranty by the Company dated October 28, 2021 (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on November 2, 2021 (File No. 001-38037)).
10.53	Loan Agreement by and among SG Echo LLC, The Durant Industrial Authority and the Company, as guarantor, dated October 29, 2021 (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on November 2, 2021 (File No. 001-38037)).
10.54	Forgivable Promissory Note, dated October 29, 2021, issued by SG Echo LLC (incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on November 2, 2021 (File No. 001-38037)).
10.55#	Amendment to Employment Agreement, dated July 5, 2022, between the Company and Paul Galvin (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on July 8, 2022 (File No. 001-38037))
10.56#	Employment Agreement between SG Blocks, Inc. and Marc Brune, dated September 1, 2022, between SG Blocks, Inc. and (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on September 1, 2022 (File No. 001-38037)).
10.57	Fabrication Agreement between SGB Development Corp. and SG Echo, LLC, dated December 2, 2022, (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on December 6, 2022 (File No. 001-38037)).
10.58#	Employment Agreement, dated February 3, 2023, between Safe and Green Development Corporation and David Villarreal (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on February 6, 2023 (File No. 001-38037)).
10.59	Securities Purchase Agreement, dated February 7, 2023, by and between the Company and Peak One Opportunity Fund, L.P. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on February 7, 2023 (File No. 001-38087)
10.60	Registration Rights Agreement, dated February 7, 2023, by and between the Company and Peak One Opportunity Fund, L.P. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on February 7, 2023 (File No. 001-38087)
10.61	Equity Purchase Agreement, dated February 7, 2023, by and between the Company and Peak One Opportunity Fund, L.P. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on February 7, 2023 (File No. 001-38087)
10.62	Registration Rights Agreement, dated February 7, 2023, by and between the Company and Peak One Opportunity Fund, L.P. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on February 7, 2023 (File No. 001-38087)
10.63	Loan Agreement dated March 30,2023 between the Company and LV Peninsula Holding, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on April 5, 2023 (File No. 001-38037)
10.64	Promissory Note dated March 30, 2023 by and between the Company and LV Peninsula Holding, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on April 5, 2023 (File No. 001-38037)
10.65	Deed of Trust and Security Agreement, dated March 30, 2023 by and between the Company and LV Peninsula Holding, LLC (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on April 5, 2023 (File No. 001-38037)
10.66	Assignment of Contract Rights dated March 30, 2023 by and between the Company and LV Peninsula Holding, LLC (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on April 5, 2023 (File No. 001-38087)
10.67	Mortgage dated March 30, 2023 by and between the Company and LV Peninsula Holding, LLC (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on April 5, 2023 (File No. 001-38037)
10.68	Limited Guaranty, dated March 30, 2023 by and between the Company and LV Peninsula Holding, LLC (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on April 5, 2023 (File No. 001-38037)

10.69	Resignation Letter from Yaniv Blumenfeld (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on May 3, 2023 (File No. 001-38037)
10.70	Employment Agreement by and between the Company and Patricia Kaelin dated as of May 1, 2023 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on May 3, 2023 (File No. 001-38037)
10.71	Standard Cash Advance Agreement, dated May 16, 2023 by and between SG Building Blocks, Inc. and Cedar Advance LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on May 22, 2023 (File No. 001-38037)
10.72	Secured Commercial Promissory Note, date June 1, 2023 by and between SG Echo LLC and Southstar Financial, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on June 14, 2023 (File No. 001-38037)
10.73	Mortgage, date June 1, 2023 by and between SG Echo LLC and Southstar Financial, LLC (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on June 14, 2023 (File No. 001-38037)
10.74	Non-Recourse Factoring and Security Agreement, dated June 1, 2023 by and between SG Echo LLC and Southstar Financial, LLC (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on June 14, 2023 (File No. 001-38037)
10.75	Secured Continuing Corporate Guaranty, date June 8, 2023 by and between the Company in favor of SouthStar Financial LLC (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on June 14, 2023 (File No. 001-38037)
10.76	Cross-Default and Cross Collateralization Agreement, date June 8, 2023 by and between the Company, SG Echo LLC and SouthStar Financial LLC (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on June 14, 2023 (File No. 001-38037)
10.77	Loan Agreement, dated as of June 16, 2023, between the Company and BCV S&G DevCorp. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on June 29, 2023 (File No. 001-38037)
10.78	Escrow Agreement, dated June 21, 2023 among the Company, Bridgeline Capital Partners S.A., acting on behalf BCV S&G DevCorp, and American Stock Transfer & Trust Company, LLC, as Escrow Agent (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on June 29, 2023 (File No. 001-38037)
10.79	Note Cancellation Agreement, Effective as of July 1, 2023 by and between the Company and Safe and Green Development Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on August 11, 2023 (File No. 001-38037)
10.80	Promissory Note by and between the Company and Safe and Green Development Corporation (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on August 11, 2023 (File No. 001-38037)
10.81	Amendment No. 1 to Loan Agreement, dated as of August 25, 2023 by and between the Company and Safe and Green Development Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on August 28, 2023 (File No. 001-38037)
10.82	Offer Letter by and between the Company and Vanessa Villaverde dated August 28, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on August 29, 2023 (File No. 001-38037)
10.83	Offer Letter by and between the Company and Jill Anderson dated August 30, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on September 5, 2023 (File No. 001-38037)
10.84	Amendment No. 2 to Loan Agreement dated as of September 11, 2023 by and between the Company and Safe and Green Development Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on September 12, 2023 (File No. 001-38037)
10.85	Amendment to Employment Agreement dated as of September 19, 2023 by and between the Company and Paul Galvin (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on September 19, 2023 (File No. 001-38037)
10.86	Shared Services Agreement by and between the Company and Safe and Green Development Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on September 28, 2023 (File No. 001-38037)

10.87	Tax Matters Agreement by and between the Company and Safe and Green Development Corporation (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on September 28, 2023 (File No. 001-38037)
10.88	Amendment No. 4 to the Company’s Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on October 10, 2023 (File No. 001-38037)
10.89	Mutual Settlement and Release Agreement by and between the Company and William Rogers (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on October 25, 2023 (File No. 001-38037)
10.90	Standard Cash Advance Agreement, dated September 26, 2023, by and between SG Building Blocks, Inc. and Cedar Advance LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on October 25, 2023 (File No. 001-38037)
10.91	Note Subscription Agreement by and between the Company and E-Lovu Health, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on November 16, 2023 (File No. 001-38037)
10.92	Standard Cash Advance Agreement, dated November 20, 2023 by and between the Company and SG Building Blocks, Inc. and Cedar Advance LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on November 22, 2023 (File No. 001-38037)
10.93	Contribution Agreement between LV Peninsula Holding LLC and Preserve Acquisitions, LLC entered into as of November 28, 2023 (Incorporated by reference to Exhibit 10.1 to Safe and Green Development Corporations Form 8-K filed with the SEC on December 4, 2023)
10.94	Securities Purchase Agreement, dated November 30, 2023 (Incorporated by reference to Exhibit 10.1 to Safe and Green Development Corporations Form 8-K filed with the SEC on December 1, 2023)
10.95	Registration Rights Agreement, dated November 30, 2023 (Incorporated by reference to Exhibit 10.2 to Safe and Green Development Corporations Form 8-K filed with the SEC on December 1, 2023)
10.96	Equity Purchase Agreement, dated November 30, 2023 (Incorporated by reference to Exhibit 10.3 to Safe and Green Development Corporations Form 8-K filed with the SEC on December 1, 2023)
10.97	Registration Rights Agreement, dated November 30, 2023 (Incorporated by reference to Exhibit 10.4 to Safe and Green Development Corporations Form 8-K filed with the SEC on December 1, 2023)
10.98	2023 Subsidiaries Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on December 11, 2023 (File No. 001-38037)
10.99	Master Purchase Agreement by and between the Company and SG Echo LLC and Safe and Green Development Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on December 21, 2023 (File No. 001-38037)
10.100	Mutual Separation And Release Agreement by and between the Company and Vanessa Villaverde (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on December 26, 2023 (File No. 001-38037)
10.101	Standard Merchant Cash Advance Agreement by and among SG Building Blocks, Inc., SG Echo, LLC and Madison Advance LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on January 10, 2024 (File No. 001-38037)
10.102	Securities Purchase Agreement dated January 11, 2024 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on January 16, 2024 (File No. 001-38037)
10.104	Standard Cash Advance Agreement, dated January 29, 2024 by and between the Company and SG Building Blocks, Inc. and Cedar Advance LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on January 31, 2024 (File No. 001-38037)
10.105	Agreement of Sale between Safe and Green Development Corporation and Pigmental, LLC, dated January 31, 2024 (incorporated by reference to Exhibit 10.1 of Safe and Green Development Corporations Current Report on Form 8-K filed on February 6, 2024).
10.106	Settlement and Release Agreement dated February 9, 2024 by and between the Company and Maxim Group LLC (incorporated by reference to Exhibit 10.82 to the Registration Statement on Form S-1/A as filed by the Registrant with the Securities and Exchange Commission on February 12, 2024 (File No. 333-276732)).

10.108	Membership Interests Purchase Agreement, dated as of February 7, 2024, by and among Safe and Green Development Corporation, the members of Majestic World Holdings LLC listed therein, Majestic World Holdings LLC and Sellers Representative (incorporated by reference to Exhibit 10.1 of Safe and Green Development Corporations Current Report on Form 8-K filed on February 13, 2024).
10.109	Side Letter Agreement, dated as of February 7, 2024, by and among Safe and Green Development Corporation, Majestic World Holdings LLC and Sellers Representative (incorporated by reference to Exhibit 10.2 of Safe and Green Development Corporations Current Report on Form 8-K filed on February 13, 2024).
10.110	Profit Sharing Agreement, dated as of February 7, 2024, by and between Safe and Green Development Corporation and Matthew A. Barstow on behalf of and as the duly authorized representative of the members identified therein (incorporated by reference to Exhibit 10.3 of Safe and Green Development Corporations Current Report on Form 8-K filed on February 13, 2024).
10.111	Amendment No. 1 to the Securities Purchase Agreement, dated February 15, 2024 (incorporated by reference to Exhibit 10.1 of Safe and Green Development Corporations Current Report on Form 8-K filed on February 22, 2024).
10.112	Amendment No. 1 to the Registration Rights Agreement, dated February 15, 2024 (incorporated by reference to Exhibit 10.2 of Safe and Green Development Corporations Current Report on Form 8-K filed on February 22, 2024).
10.113	Form of Securities Purchase Agreement, dated May 3, 2024, by and between OLENOX INDUSTRIES INC. and the Purchaser named therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 9, 2024)
10.114	Form of Registration Rights Agreement, dated May 3, 2024, by and between OLENOX INDUSTRIES INC. and the Purchaser named therein (incorporated by reference to Exhibit 10.2 to the Current Report on From 8-K filed on May 9, 2024)
10.115	Settlement Agreement, dated as of August 1, 2024, by and among Farnam Street Financial, Inc., OLENOX INDUSTRIES INC., SG Echo LLC, and SG Environmental Solutions Corp. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 7, 2024)
10.116	Lease Schedule No. 001R, dated as of August 1, 2024, by and between Farnam Street Financial, Inc., OLENOX INDUSTRIES INC., and SG Environmental Solutions Corp. (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on August 7, 2024)
10.117	Assignment and Assumption, dated as of August 1, 2024, by and between Farnam Street Financial, Inc., OLENOX INDUSTRIES INC. and SG Environmental Solutions Corp. (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on August 7, 2024)
10.118	Unconditional Continuing Guaranty, dated as of August 1, 2024, by OLENOX INDUSTRIES INC. and SG Echo, LLC in favor of Farnam Street Financial, Inc. (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed on August 7, 2024)
10.119	Confession of Judgment in favor of Farnam Street Financial, Inc., by OLENOX INDUSTRIES INC., SG Echo LLC, and SG Environmental Solutions Corp. (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed on August 7, 2024)
10.120	Standard Cash Advance Agreement, dated July 31, 2024, by and between SG Building Blocks, Inc. and Cedar Advance LLC (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 7, 2024)
10.121	Standard Cash Advance Agreement, dated August 27, 2024, by and between SG Building Blocks, Inc. and Pawn Funding (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 30, 2024)
10.122	Note Purchase Agreement, dated August 28, 2024, between the Company and 1800 Diagonal Lending LLC (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 30, 2024)

10.123	Loan and Security Agreement, dated September 20, 2024, by and between SG Echo, LLC and Enhanced Capital Oklahoma Rural Fund, LLC (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K field on September 24, 2024)
10.124	Note Purchase Agreement, dated October 22, 2024, between OLENOX INDUSTRIES INC. and 1800 Diagonal Lending LLC (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on October 28, 2024)
10.125	Standard Cash Advance Agreement, dated December 24, 2024, by and between SG Building Blocks, Inc. and Cedar Advance LLC (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on December 31, 2024)
10.126	Employment Agreement, dated January 5, 2025, between OLENOX INDUSTRIES INC. and Michael McLaren (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 7, 2025)
10.127	Letter of Intent, dated as of January 8, 2025, by and among New Asia Holdings, Inc., Olenox Corp., and OLENOX INDUSTRIES INC. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 14, 2025)
10.128	Employment Agreement, dated January 20, 2025, between OLENOX INDUSTRIES INC. and Jim Pendergast (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 21, 2025)
10.129	Securities Purchase Agreement, dated January 21, 2025, by and between OLENOX INDUSTRIES INC. and Alumni Capital LP (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 27, 2025)
10.130	Note Purchase Agreement, dated January 22, 2025, between OLENOX INDUSTRIES INC. and 1800 Diagonal Lending LLC (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 29, 2025)
10.131	Standard Cash Advance Agreement, dated January 22, 2025, by and between SG Building Blocks, Inc. and Core Funding LLC (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on January 29, 2025)
10.132	Arrangement and Plan of Merger, dated as of February 2, 2025, by and between New Asia Holdings, Inc., and OLENOX INDUSTRIES INC. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on February 3, 2025)
10.133	Securities Purchase Agreement, dated February 12, 2025, between OLENOX INDUSTRIES INC. and Firstfire Global Opportunities Fund, LLC (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on February 24, 2025)
10.134	Securities Purchase Agreement, dated February 25, 2025, between OLENOX INDUSTRIES INC. and Tysadco Partners LLC (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on March 10, 2025)
10.135	ELOC Securities Purchase Agreement, dated February 25, 2025, between OLENOX INDUSTRIES INC. and Tysadco Partners LLC (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on March 10, 2025)
10.136	Securities Purchase Agreement, dated March 3, 2025, between OLENOX INDUSTRIES INC. and GS Capital Partners, LLC (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on March 10, 2025)
10.137	Registration Rights Agreement, dated March 3, 2025 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on March 10, 2025)
10.138	Securities Purchase Agreement, dated March 27, 2025, between the Company and Generating Alpha Ltd. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on April 2, 2025)
10.139	Registration Rights Agreement, dated March 27, 2025, between the Company and Generating Alpha Ltd. (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on April 2, 2025)
10.140	Asset Purchase Agreement, dated April 8, 2025, between the Company and County Line Industrial LLC (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on April 9, 2025)
10.141	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on April 16, 2025)
10.142	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on April 16, 2025)
10.143	Securities Purchase Agreement, dated April 11, 2025, between the Company and Generating Alpha Ltd. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on April 17, 2025)
10.144	Registration Rights Agreement, dated April 11, 2025, between the Company and Generating Alpha Ltd. (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on April 17, 2025)
10.145	Asset Purchase Agreement, dated May 28, 2025, between the Company, Sherman Oil Company LLC and its affiliates (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on May 29, 2025)
10.146	Letter of Intent, dated May 27, 2025, between the Company and Giant Group America, Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on June 2, 2025)
10.147	Stock Purchase Agreement, dated May 29, 2025, between the Company and Generating Alpha Ltd. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on June 5, 2025)
10.148	Registration Rights Agreement, dated May 29, 2025, between the Company and Generating Alpha Ltd. (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on June 5, 2025)
10.149	Promissory Note, dated June 2, 2025, in favor of Prosperity Bank (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on June 10, 2025)
10.150	Form of Exchange Agreement (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on July 18, 2025)
10.151	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on July 18, 2025)
10.152	Letter of Intent, dated July 28, 2025, between the Company and Rock Springs Energy Group, LLC (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 5, 2025)
10.153	Settlement and Release Agreement, dated August 28, 2025, between the Company and EDI International PC (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on September 17, 2025)
10.154	Purchase Agreement, dated September 25, 2025, between the Company and Charles E Webb Jr Family Partnership LTD (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on October 1, 2025)
10.155	Commercial Lease, dated September 25, 2025, between the Company and Charles E Webb Jr Family Partnership LTD (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on October 1, 2025)

10.156	Securities Purchase Agreement, dated November 25, 2025, between the Company and JAK Industrial Ventures LLC (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on December 2, 2025)
10.157	Registration Rights Agreement, dated November 25, 2025, between the Company and JAK Industrial Ventures LLC (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on December 2, 2025)
10.158	Stock Purchase Agreement, dated December 18, 2025, between the Company and Daniel Kroft (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on December 19, 2025)
10.159	Promissory Note, dated December 18, 2025, issued by the Company in favor of Daniel Kroft (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on December 19, 2025)
10.160	Mutual Settlement and Release Agreement, dated February 10, 2026, between the Company and Cedar Advance LLC (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on February 13, 2026)
10.161	Settlement Agreement, dated February 11, 2026, between the Company and Michael McLaren (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on February 18, 2026)
10.162	Settlement Agreement, dated February 11, 2026, between the Company and Michael McLaren (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on February 18, 2026)
10.163	Registration Rights Agreement, dated March 12, 2026, between the Company and JAK Industrial Ventures LLC (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on March 12, 2026)
10.164	Notice of Chapter 11 Bankruptcy Case Filing, dated April 28, 2026 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on May 4, 2026)
10.165	Voluntary Petition, dated April 28, 2026 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on May 4, 2026)
10.166	Form of Unsecured Promissory Note (Seller Note), issued by the Company to the Sellers (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on May 28, 2026)
10.167#	Employment Agreement, dated May 28, 2026, between the Company and Erik Blum (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on June 10, 2026)
19.1*	Insider Trading Policy
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 of the Annual Report on Form 10-K filed with the SEC on May 7, 2024 (File No. 000-22563))
97.1	Clawback Policy (incorporated by reference to Exhibit 97.1 of the Annual Report on Form 10-K filed with the SEC on May 7, 2024 (File No. 000-22563))
31.1*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of Principal Executive Officer and Principal Financial Officer
32.1**	Certification pursuant to 18 U.S.C. Section 1350 of Principal Executive Officer and Principal Financial Officer
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File as the XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.
#	Management contract or compensatory plan or arrangement required to be identified pursuant to Item 15(a)(3) of this Annual Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OLENOX INDUSTRIES INC.

By:	/s/ Michael McLaren	Date: June 30, 2026
Michael McLaren
Chief Executive Officer and Chairman of the Board (Principal Executive Officer and Principal Financial Officer)

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

Signature	Title	Date

/s/ Michael McLaren	Chairman of the Board, Chief Executive Officer (Principal Executive Officer)	June 30, 2026
Michael McLaren

/s/ Jim Pendergast	Chief Operating Officer	June 30, 2026
Jim Pendergast

/s/ Adam Falkoff	Director	June 30, 2026
Adam Falkoff

/s/ Ambassador Paula J. Dobriansky	Director	June 30, 2026
Ambassador Paula J. Dobriansky

/s/ Thomas Meharey	Director	June 30, 2026
Thomas Meharey

/s/ Erik Blum	Director	June 30, 2026
Erik Blum

/s/ Samarth Verma	Director	June 30, 2026
Samarth Verma

/s/ Jill Anderson	Director	June 30, 2026
Jill Anderson

OLENOX INDUSTRIES INC.

Consolidated Financial Statements

December 31, 2025 and 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Olenox Industries, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Olenox Industries, Inc. (previously known as Safe & Green Holdings Corp.) and subsidiaries (the “Company”) as of December 31, 2025, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and had an accumulated deficit that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Estimation of proved reserves as it relates to the calculation and recognition of depletion and impairment expense, and the valuation of acquired reserves in connection with the New Asia Holdings, Inc (“NAHD”) merger – Refer to Notes 3 and 9 to the consolidated financial statements

Critical Audit Matter Description

The Company accounts for its oil and natural gas properties using the full cost method of accounting, which requires management to make estimates of proved reserve volumes and future revenues to record depletion and impairment expense. Additionally, as described further in Note 11 to the consolidated financial statements, the Company acquired significant oil and natural gas properties through the NAHD merger, which requires management to make estimates of reserve volumes and future revenues to value the properties. To estimate the volume of reserves and future revenues, management makes significant estimates and assumptions, including forecasting the timing and volumetric amounts of production and corresponding decline rate of producing properties associated with the Company’s development plan. In addition, the estimation of reserves is impacted by management’s judgments and estimates regarding the financial performance of wells to determine if wells are expected, with reasonable certainty, to be economical under the appropriate pricing assumptions. We identified the estimation of reserves attributable to oil and natural gas properties, due to its impact on depletion and impairment expense and acquisition accounting, as a critical audit matter.

The principal consideration for our determination that the estimation of reserves is a critical audit matter is that changes in certain inputs and assumptions, which include a high degree of subjectivity, necessary to estimate the volume and future revenues of the Company’s reserves, could have a significant impact on the measurement of depletion and impairment expense and the fair value of acquired oil and natural gas properties. In turn, auditing those inputs and assumptions requires subjective and complex auditor judgment.

How the Critical Audit Matter was Addressed in the Audit

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included the following

● We evaluated the level of knowledge, skill, and ability of the independent petroleum engineering specialist engaged by the Company, made inquiries regarding the process followed and judgments made to estimate the Company’s reserve volumes, and read the report of the Company’s independent petroleum engineering specialist.

● Identified inputs and assumptions that were significant to the period end determination of proved reserve volumes and tested management’s process of determining the significant inputs and assumptions, as follows:

o Compared the pricing used in the reserve report to relevant pricing benchmarks and realized prices related to revenue transactions recorded in the current year;

o Assessed the reasonableness of forecasted capital expenditures by comparing drilling forecasts applied in the reserve report to recent drilling costs;

o Vouched, on a sample basis, the working and net revenue interests used in the reserve report to underlying land and division order records;

o Assessed forecasted production estimates by comparing forecasted production amounts in the current year reserve report to the actual historical production amounts in the current year, in total and for a sample of individual wells.

Goodwill and Other Intangibles arising from the acquisition of NAHD and Giant Group America, Inc. (Giant) – Refer to Notes 11 and 12 to the consolidated financial statements

Critical Audit Matter Description

As disclosed in Note 11, Goodwill arises in connection with acquisitions. The excess purchase price over the fair value of net tangible assets and identifiable intangible assets acquired is recorded as goodwill.

As disclosed in Note 11, on February 2, 2025, the Company entered into the Merger Agreement NAHD (NAHD Acquisition). As merger consideration, the Company issued 4,000,000 Preferred Shares to NAHD’s shareholders. Auditing the accounting for the acquisition was complex due to the significant estimation uncertainty in determining the fair values of preferred shares ($18,800,000), identified intangible assets, which consisted of developed technology ($1,700,000), customer relationships ($1,800,000), trade name ($500,000) and Goodwill ($15,585,308).

As disclosed in Note 11, on December 18, 2025, the Company entered into a stock purchase agreement to acquire one percent (100%) of the issued and outstanding securities of Giant Group America Inc. (Giant Acquisition). The consideration included: (1) payment of cash of $1,000,000; (2) issuance of 215,000 shares of the Company’s common stock; and (3) issuance of promissory note to be paid via quarterly installments. Auditing the accounting for the acquisition was complex due to the significant estimation uncertainty in determining the fair values of the Company’s common stock shares, promissory notes issued and identified intangible assets, which consisted of customer relationships ($1,500,000), a tradename ($600,000) and Goodwill ($1,864,121).

The principal considerations for our determination that performing procedures relating to the intangible assets acquired with the NAHD and Giant Acquisitions is a critical audit matter because (i) the significant judgment used by management when determining the fair value estimates of the intangible assets acquired, preferred shares, common shares and promissory note issued, and; (ii) the high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating the significant assumptions used in management’s fair value estimates; and (iii) the audit effort involved in the use of professionals with specialized skill and knowledge.

How the Critical Audit Matter was Addressed in the Audit

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included the following:

●	We utilized personnel with specialized knowledge and skill in valuation to assist in: a) assessing the appropriateness of valuation methodology for the trade names (Relief from Royalty), developed technology (Relief from Royalty), customer relationships (lost profits and multi period excess earnings), oil and gas assets (discounted cash flows), promissory note (discounted cash flow), and preferred shares (Probability - Weighted Expected Return Method and Backsolve); b) evaluating the reasonableness of the growth rates, percent of revenues lost without existing agreements, discount rate used in the income approach.

●	Evaluate the reasonableness of management’s significant estimates and assumptions including revenue growth rates, percent of revenues lost without existing agreements and discount rate in the valuation of the developed technology, customer relationship, oil and gas assets, promissory note and trade names.

●	Evaluate if there have been events and circumstances that might indicate that intangible assets and goodwill has been impaired.

/s/ RBSM LLP

We have served as the Company’s auditor since 2026.

Boca Raton, Florida
June 30, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Olenox Industries, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Olenox Industries, Inc. (the Company) as of December 31, 2024, and the related consolidated statement of operations, change in stockholders’ equity (deficit), and cash flows the period ended December 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred net losses since its inception, negative working capital, and negative cash flows from operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ M&K CPAS, PLLC

We served as the Company’s auditor from 2023 to 2026.

The Woodlands, TX

March 31, 2025

OLENOX INDUSTRIES INC.

CONSOLIDATED BALANCE SHEETS

As of December 31,	2025	2024

Assets
Current assets:
Cash and cash equivalents	$427,866	$375,873
Accounts receivable, net	317,242	105,479
Contract assets	-	2,536
Inventories	329,978	471,468
Prepaid expenses and other current assets	383,439	204,596
Total current assets	1,458,525	1,159,952

Non-current assets:
Oil and gas assets, full cost accounting, net	4,004,589	-
Property, plant and equipment, net	4,730,505	3,965,426
Project development costs and other non-current assets	349,348	196,432
Right-of-use asset, net	309,013	-
Intangible assets, net	5,734,298	11,658
Goodwill	17,449,429	-
Certificate of deposit, restricted	2,000,000	-
Investment in and advances to equity affiliates	-	738,056
Total non-current assets	34,577,182	4,911,572

Total Assets	$36,035,707	$6,071,524

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$12,068,509	$9,332,620
Contract liabilities and deferred revenue	924,076	596,082
Lease liability, current maturities	138,217	66,821
Due to affiliates	1,498,205	1,716,244
Line of credit	2,001,667	-
Derivative liabilities	70,802	-
Convertible notes payable	1,035,581	-
Current portion of long-term notes payable	4,866,664	-
Short term notes payable, net	3,204,175	2,098,381
Total current liabilities	25,807,896	13,810,148

Long-term notes payable, net of current portion	610,336	4,721,684
Lease liability, net of current maturities	179,649	-
Asset retirement obligations	1,848,080	-
Total liabilities	28,445,961	18,531,832

Commitments and contingencies (Note 21)

Stockholders’ equity (deficit):
Series A Preferred stock, $1.00 par value, 5,405,010 shares authorized; 3,848,640 and 0 issued and outstanding at December 31, 2025 and 2024, respectively	3,848,640	-
Series B Preferred stock, $1.00 par value, 60,000 shares authorized; 2,084 and 0 issued, and outstanding at December 31, 2025 and 2024, respectively (liquidation value $2,084,000 and $0 as of December 31, 2025 and 2024, respectively)	2,084	-
Series C Preferred stock, $1.00 par value, 50,000 and 0 shares authorized; 4,500 and 0 issued and outstanding at December 31, 2025 and 2024, respectively	4,500	-
Series D Preferred stock, $0.001 par value, 50,000,000 and 0 shares authorized; 0 and 0 issued and outstanding at December 31, 2025 and 2024, respectively	-	-
Common stock, $0.01 par value, 3,000,000,000 shares authorized; 646,797 issued and 646,792 outstanding as of December 31, 2025 and 9,435 issued and 9,430 outstanding as of December 31, 2024.	6,467	93
Additional paid-in capital	121,172,724	86,164,078
Treasury stock, at cost 5 shares as of December 31, 2025 and 2024	(92,396)	(92,396)
Accumulated deficit	(117,352,273)	(98,532,083)
Total Stockholders’ equity (deficit)	7,589,746	(12,460,308)
Total Liabilities and Stockholders’ Equity (Deficit)	$36,035,707	$6,071,524

The accompanying notes are an integral part of these consolidated financial statements.

OLENOX INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2025	2024
Revenue:
Revenues, net	$2,952,578	$4,976,618
Cost of revenues	7,243,081	5,220,695
Gross loss	(4,290,503)	(244,077)

Operating expenses:
Payroll and related expenses	2,775,864	4,474,176
General and administrative expenses	6,617,372	3,065,632
Impairment loss	0	1,566,806
Marketing and business development expense	384,602	355,924
Total operating expenses	9,777,838	9,462,538

Loss from operations	(14,068,341)	(9,706,615)

Other income (expense):
Interest expense	(2,904,992)	(3,127,179)
Loss on debt extinguishment	(4,648,282)	-
Legal settlement	2,000,000	-
Loss on disposition of equity-based investment	-	(320,408
Change in fair value of equity-based investment	-	(6,616,201)
Change in fair value of derivatives	2,538,248	-
Loss on initial recognition of derivatives	(4,275,231)	-
Gain on settlement of derivatives	2,253,638	-
Other income	284,770	106,043
Total other expense	(4,751,849)	(9,957,745)

Loss before income taxes	(18,820,190)	(19,664,360)
Provision for income taxes	-	-
Loss from continuing operations	(18,820,190)	(19,664,360)

Income (loss) from discontinued operations	-	2,684,678

Net loss	(18,820,190)	(16,979,682)

Common stock deemed dividend reduction in conversion rate	-	(475,713
Common stock deemed dividend inducement	-	(5,145,883

Net loss attributable to common stockholders	$(18,820,190)	$(22,601,278)

Net loss per share - basic and diluted:
Basic and diluted - loss from continuing operations	$(165.22)	$(7,541.29)
Basic and diluted - discontinued operations	$-	$800.68
Basic and diluted net loss per share	$(165.22)	$(6,740.61)

Weighted average shares outstanding:
Basic and diluted	113,908	3,353

The accompanying notes are an integral part of these consolidated financial statements.

OLENOX INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

			Preferred Stock						Additional
	Common Stock		Series A		Series B		Series C		Paid in	Treasury	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Interest	Total
Balance at December 31, 2023	1,377	$14	-	$-	-	$-	-	$-	$69,012,397	$(92,396)	$(75,930,805)	$675,931	$(6,334,859)
Stock-based compensation – RSU vesting	810	8	-	-	-	-	-	-	1,194,589	-	-	-	1,194,597
Issuance of stock and warrants for debt issuance	23	-	-	-	-	-	-	-	251,361	-	-	-	251,361
Cashless warrant exercise	18	-	-	-	-	-	-	-	-	-	-	-	-
Issuance of stock upon inducement	148	1	-	-	-	-	-	-	494,212	-	-	-	494,213
Common stock deemed dividend	-	-	-	-	-	-	-	-	475,713	-	(475,713)	-	-
Common stock deemed dividend - inducement	-	-	-	-	-	-	-	-	5,145,883	-	(5,145,883)	-	-
SG DevCorp transactions	-	-	-	-	-	-	-	-	1,803,980	-	-	1,290,917	3,094,897
Deconsolidation of SG DevCorp	-	-	-	-	-	-	-	-	-	-	-	(1,966,848)	(1,966,848)
Conversion of debt and interest	241	2	-	-	-	-	-	-	802,084	-	-	-	802,086
Issuance of stock under EPA	21	-	-	-	-	-	-	-	28,867	-	-	-	28,867
Issuance of stock for accounts payable settlement	332	3	-	-	-	-	-	-	1,259,678	-	-	-	1,259,681
Issuance of common stock for cash	203	2	-	-	-	-	-	-	3,590,384	-	-	-	3,590,386
Prefunded warrant exercise	1,952	20	-	-	-	-	-	-	105	-	-	-	125
Issuance of stock and warrants for inducement	4,310	43	-	-	-	-	-	-	2,104,825	-	-	-	2,104,868
Net loss	-	-	-	-	-	-	-	-	-	-	(16,979,682)	-	(16,979,682)
Balance December 31, 2024	9,435	$93	-	$-	-	$-	-	$-	$86,164,078	$(92,396)	$(98,532,083)	$-	$(12,460,308)
Stock—based compensation	126	1	-	-	-	-	-	-	419,861	-	-	-	419,862
Issuance of stock in connection with acquisition	21,500	215	4,000,000	4,000,000	-	-	-	-	15,317,935	-	-	-	19,318,150
Forgiveness related party debt	9,031	90	-	-	-	-	-	-	1,275,327	-	-	-	1,275,417
Issuance of common stock in connection with debt issuance	459	5	-	-	-	-	-	-	332,044	-	-	-	332,049
Issuance of common stock, net of issuance costs	3,913	39	-	-	-	-	-	-	6,636,166	-	-	-	6,636,205
Issuance of Common stock for services	402	4	-	-	-	-	-	-	14,799	-	-	-	14,803
Issuance of Common stock – prefunded warrants	27,975	280	-	-	-	-	-	-	630	-	-	-	910
Conversion of notes payable and accrued interest	46,793	468	-	-	-	-	-	-	2,700,054	-	-	-	2,700,522
Settlement of convertible notes payable through common stock issuance	51,563	516	-	-	-	-	-	-	5,222,765	-	-	-	5,223,281
Settlement of accounts payable through common stock issuance	20,000	200	-	-	-	-	-	-	149,345	-	-	-	149,545
Preferred to common conversion	3,125	31	(151,360)	(151,360)	-	-	-	-	151,329	-	-	-	-
Warrant to Preferred Stock Exchange	-	-	-	-	60,000	60,000	-	-	(60,000)	-	-	-	-
Issuance of preferred stock, net of issuance costs	-	-	-	-	-	-	4,500	4,500	2,795,000	-	-	-	2,799,500
Conversion of Series B Preferred Stock	452,469	4,525	-	-	(57,916)	(57,916)	-	-	53,391	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	(18,820,190)	-	(18,820,190)
Balance December 31, 2025	646,791	$6,467	3,848,640	$3,848,640	2,084	$2,084	4,500	$4,500	$121,172,724	$(92,396)	$(117,352,273)	-	$7,589,746

The accompanying notes are an integral part of these consolidated financial statements.

OLENOX INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years December 31,	2025	2024

Cash flows from operating activities:
Loss from continuing operations	$(18,820,190)	$(19,664,360)
Income (loss) from discontinued operations	-	2,684,678
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	470,794	513,125
Direct write off of project development costs	-	266,129
Accretion of asset retirement obligations	70,745	-
Short-term notes payable offset against expenses	(44,997)	-
Loss on debt extinguishment	4,648,282	-
Proceeds from legal settlement	975,784	-
Change in fair value of derivative liabilities	(2,538,248)	-
Recognition of derivative liabilities	4,275,231	-
Settlements of derivative liabilities	(2,253,638)	-
Change in right of use asset and lease liability	(57,968)	-
Amortization of intangible assets	365,702	13,668
Full cost ceiling write-down	2,082,613	-
Impairment loss	-	1,566,806
Amortization of deferred license costs	-	30,589
Amortization of debt issuance costs	1,793,304	2,297,384
Amortization of right-of-use asset, finance lease	-	971,833
Gain on deconsolidation SG DevCorp	-	(4,637,013)
Loss on disposition of equity-based investment	-	320,408
Change in fair value of equity-based investment	-	6,616,201
Stock-based compensation	434,665	1,194,597
Changes in operating assets and liabilities:
Accounts receivable	151,537	77,274
Contract assets	2,536	8,209
Inventories	196,778	(314,956)
Intangible assets	-	(23,921)
Prepaid expenses and other current assets	(141,591)	136,194
Other assets	144,312	-
Accounts payable and accrued expenses	409,027	748,670
Contract liabilities	(1,637)	(770,916)
Lease liability	-	(1,338,557)
Net cash used in operating activities by continuing operations	(7,836,959)	(9,303,958)
Net cash provided from operating activities by discontinued operations	-	(1,594,797)

Cash flows used in investing activities:
Cash paid for acquisitions, net of cash received	(978,003)	-
Acquisition of certificate of deposit, restricted	(2,000,000)	-
Acquisition of oil and gas assets	(571,000)	-
Purchase of property, plant and equipment	(548,453)	(90,374)
Cash received from sale of equity-based investment	-	125,000
Project development costs		(76,428)
Net cash provided by (used in) investing activities by continuing operations	(4,097,456)	111,054
Net cash used in investing activities by discontinued operations	-	(104,352)

Cash flows provided by financing activities:
Proceeds from short-term note payable	5,705	7,273,044
Payment of short-term notes payable	(805,753)	(5,834,000)
Proceeds from convertible notes payable	1,770,000	-
Repayment of convertible notes payable	(498,261)	-
Proceeds from line of credit	2,001,667	-
Proceeds from due to affiliates	76,435	-
Prefunded warrant exercise	-	125
Proceeds from warrant inducement	910	2,599,081
Issuance of common stock under EP agreement	-	28,867
Issuance of common stock for cash	6,636,205	3,590,386
Issuance of preferred stock for cash	2,799,500	-
Net cash provided by financing activities by continuing operations	11,986,408	7,657,503
Net cash provided by financing activities by discontinued operations	-	3,596,211

Net (decrease) increase in cash and cash equivalents	51,993	361,661

Cash and cash equivalents - beginning of year	375,873	14,212

Cash and cash equivalents - end of year	$427,866	$375,873

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$887,847	$2,090,264
Cash paid during the year for income taxes	$-	-

Supplemental disclosure of non-cash operating activities:
Assets and liabilities effected in deconsolidation
Cash	$-	$567,473
Assets held for sale	$-	$4,400,361
Prepaid expenses and other current assets	$-	$429,331
Property and equipment, net	$-	$1,194,117
Project development costs and other assets	$-	$91,490
Goodwill	$-	$1,810,787
Intangible assets	$-	$138,678
Investments in equity-based investments	$-	$3,642,607
Accounts payable and accrued expenses	$-	$1,600,294
Contingent consideration payable	$-	$945,000

Supplemental disclosure of non-cash financing activities:
Series A Preferred Stock issued for NAHD Acquisition	$18,800,000	$-
Conversion of Series A Preferred	$151,360	$-
Common stock issued for Giant Container acquisition	$518,150	$-
Promissory note issued for Giant Container acquisition	$1,477,000	$-
Derecognition of SG Devco interests	$2,013,472	$-
Recognition of operating lease	$348,822	$-
Debt discounts recognized	$1,324,926	$-
Refinance and settlement of convertible notes payable	$271,739	$-
Settlement of short-term note payable	$67,253	$-
Settlement of convertible notes payable	$575,000	$-
Conversion of convertible notes payable	$625,000	$-
Common stock issued to settle due to affiliates	$1,495,098	$-
Common stock issued to settle accounts payable	$149,545	$-
Recognition of asset retirement obligations	$1,777,335	$-
Long-term notes reclassified to short-term notes payable	$978,003	$-
Conversion of Series B Preferred stock to common stock	$57,916	$-
Short-term notes payable	$-	$6,476,723
Cashless warrant exercise	$60,000	$114
Recognition of right of use asset and lease liability	$348,822	$-
Fractional common share adjustment	$-	$1
Common stock deemed dividend - inducement	$-	$475,713
Common stock deemed dividend - inducement	$-	$5,145,883
Conversion of short-term notes payable and accrued interest to common stock	$-	$802,086
Fair value of warrants issued with debt	$-	$251,361
Common stock issuance for accounts payable settlement	$-	$1,259,681
Additions of property for debt	$-	$-
Restricted stock units issued	$-	$-
SG DevCorp Distribution	$-	$-
SG DevCorp. Transactions	$-	$-
Peak Stock and Warrants Issuances	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

OLENOX INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS

Olenox Industries Inc., previously known as Safe & Green Holdings Corp., (collectively with its subsidiaries, the “Company,” “we”, “us” or “our”) is a vertically integrated energy company operating across multiple business lines, including oil and gas, energy services, and energy technologies. The Company is focused on acquiring, optimizing, and scaling energy-related infrastructure and operating assets across key U.S. markets.

On February 2, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and between the Company and New Asia Holdings, Inc., a Nevada corporation (“NAHD”), pursuant to which NAHD was merged into a subsidiary of the Company (the “Merger”). Following the Merger, NAHD and its operating subsidiaries became indirect, wholly owned subsidiaries of the Company. As merger consideration, the Company issued four million (4,000,000) shares of Series A non-voting convertible preferred shares of the Company, par value $1.00 (the “Series A Preferred Shares”), to NAHD’s shareholders, with each Series A Preferred Share having the right to convert into640 shares of common stock of the Company, provided, however, that any such conversion is subject to the approval by the Company’s common stockholders. The Merger Agreement contained conditions to the completion of the Merger, including the filing of the articles of incorporation and/or organization for the merger subsidiaries, and the adoption of board resolutions and/or sole member resolutions by the merger subsidiaries approving the Merger. On February 13, 2025, all of the closing conditions to the Merger Agreement were satisfied or waived, the Preferred Shares were issued to NAHD’s shareholders, and the transactions set forth in the Merger Agreement have been fully completed and closed.

On January 7, 2026, the Company changed its name from Safe & Green Holdings Corp. to Olenox Industries Inc. by filing a Certificate of Amendment to its Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware.

The Company operates in the following industries:

Construction

The Company creates purpose built, prefabricated modules from wood, steel, and shipping containers into new structures. Olenox enables developers, architects, builders and owners to achieve greener construction, faster execution and stronger buildings of higher value and extended life.

Oil and Gas

In connection with the Company’s acquisition of NAHD, the Company now operates in the oil and gas industry. During 2024, NAHD acquired Olenox Corp. (“Olenox”), a Wyoming corporation. Olenox is an advanced energy company with three vertically integrated business units: Oil & Gas Production, Energy Services, and Energy Technologies. This company specializes in acquiring and revitalizing underdeveloped energy assets, leveraging proprietary plasma pulse and ultrasonic cleaning tools to enhance production efficiency while reducing environmental impact. Olenoxs’ strategic focus on distressed oil and gas fields in Texas, Oklahoma, and Kansas has resulted in significant production growth, positioning it for long-term success in the energy sector.

SaaS

The Company is a provider of industrial IoT solutions, specialized in secure, low-power edge-to-cloud connectivity and edge computing for critical infrastructure and industrial operations. The Company delivers an integrated hardware and software ecosystem; including its core Machfu Gateway, MACHREACTOR protocol translation engine, and fully managed, turnkey Industrial IoT Service that enables the seamless collection, translation, and transmission of data between legacy industrial controllers, sensors, and modern cloud environments. Utilizing extended-range communication technologies like LoRa, alongside bandwidth-conserving protocols such as MQTT/SparkPlug B, the Company’s solutions allow utility, energy, and oil and gas operators to implement bi-directional monitoring and real-time data intelligence. These services are designed to lower operating and connectivity costs, minimize operational downtime, and assist enterprise customers in meeting regulatory compliance and environmental, social, and governance (ESG) standards.

Reverse Stock Splits

On May 2, 2024, the Company effected a 1-for-20 reverse stock split of its then-outstanding common stock. All share and per share amounts set forth in the consolidated financial statements of the Company have been recast to reflect the 1-for-20 reverse stock split as if it had occurred as of the earliest period presented and unless otherwise stated, all other share and per share amounts for all periods have been adjusted to reflect this reverse stock split.

On September 8, 2025, the Company effected a 1-for-64 reverse stock split of its then-outstanding common stock (the “September Stock Split”). All share and per share amounts set forth in the consolidated financial statements of the Company have been recast to reflect the 1-for-64 reverse stock split as if it had occurred as of the earliest period presented and unless otherwise stated, all other share and per share amounts for all periods have been adjusted to reflect this reverse stock split.

On May 8, 2026, the Company effected a 1-for-10 reverse stock split of its then-outstanding common stock (the “May Stock Split”). All share and per share amounts set forth in the consolidated financial statements of the Company have been recast to reflect the 1-for-10 reverse stock split as if it had occurred as of the earliest period presented and unless otherwise stated, all other share and per share amounts for all periods have been adjusted to reflect this reverse stock split.

2.	LIQUIDITY AND GOING CONCERN

The Company has incurred losses since its inception, has negative working capital of approximately $24.3 million and has negative operating cash flows, which raise substantial doubt about its ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of the uncertainty concerning the Company’s ability to continue as a going concern.

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

Basis of presentation and principles of consolidation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and the applicable rules and regulations of the United States Securities and Exchange Commission (SEC) and include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions are eliminated. Investments in 50% or less owned entities and affiliates are accounted for using the equity method unless it is determined that we have effective control of the entity, in which case we would consolidate the entity.

Other comprehensive income or loss

The Company had no items of other comprehensive income or loss during the periods presented; accordingly, comprehensive income (loss) equals net income (loss), and a separate statement of comprehensive income or loss has not been presented.

Accounting estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates, judgements and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period, together with amounts disclosed in the related notes to the financial statements. The Company’s estimates used in these consolidated financial statements include, but are not limited to, revenue recognition, stock-based compensation, accounts receivable reserves, inventory valuations, embedded derivatives, the valuation allowance related to the Company’s deferred tax assets, the carrying amount of goodwill and intangible assets, right of use assets, oil and gas reserve estimates and the recoverability and useful lives of long-lived assets. Certain of the Company’s estimates could be affected by external conditions, including those unique to the Company and general economic conditions. It is reasonably possible that these external factors could have an effect on the Company’s estimates and could cause actual results to differ from those estimates.

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

(4)	Allocate the transaction price to performance obligations in the contract

(5)	Recognize revenue as performance obligations are satisfied

Construction Services

The Company applies recognition of revenue over time. Due to uncertainties inherent in the estimation process, it is possible that estimates of costs to complete a performance obligation will be revised in the near-term. For those performance obligations satisfied over time, the Company uses a cost-to-cost input method to recognize revenue with any changes in total estimated costs, and related progress toward complete satisfaction of the performance obligation being recognized on a cumulative catch-up basis in the period in which the revisions to the estimates are made. The Company believes the cost-to-cost input method faithfully depicts the transfer of control to the customer because the costs incurred (principally labor, materials, and subcontractor costs) are incurred as the Company satisfies the performance obligation and are directly proportionate to the Company’s progress in transferring control of the promised goods or services to the customer. As costs are incurred, control of the work in process - and the resulting asset or service - passes to the customer, so the ratio of costs incurred to total estimated costs reasonably represents the extent to which the performance obligation has been satisfied. When the current estimate of total costs for a performance obligation indicates a loss, a provision for the entire estimated loss on the unsatisfied performance obligation is made in the period in which the loss becomes evident.

Contract assets include unbilled amounts from construction services when revenue recognized under the cost-to-cost measure of progress exceeds the amounts invoiced to customers, as the amounts cannot be billed under the related contract terms. Such amounts are recoverable from customers based upon various measures of performance, including achievement of certain milestones, completion of specified units or completion of a contract.

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

Although the Company believes it has established adequate procedures for estimating costs to complete on open contracts, it is at least reasonably possible that additional significant costs could occur on contracts prior to completion. The Company periodically evaluates and revises its estimates and makes adjustments as considered necessary.

Industrial Connectivity and Monitoring Service

The Company has concluded that the hardware, embedded and hosted software, post-contract customer support, and related engineering and consulting services promised in its customer arrangements are not distinct within the context of the contract. The goods and services are highly interdependent and interrelated, with the Company providing a significant integration service that combines them into a single, customer-specific industrial IoT solution. Accordingly, the Company accounts for these services as a single performance obligation.

The Company recognizes these revenues over time with respect to this combined performance obligation, as the Company’s performance creates or enhances an asset that the customer controls and the Company’s performance does not create an asset with an alternative use to the Company together with an enforceable right to payment for performance completed to date. Because the combined solution is delivered as a continuous service, the Company has determined that a time-elapsed output method faithfully depicts the transfer of control to the customer. Revenue is therefore recognized rateably over the service period, commencing on the date the solution is made available to the customer and continuing through the term of the arrangement.

Oil and Gas Sales

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

The following tables provide further disaggregation of the Company’s revenues by performance obligations:

	Year Ended December 31,
	2025	2024
Performance obligations satisfied over time	$2,664,111	$4,976,618
Performance obligations satisfied at a point in time	288,467	-
Total Revenue	$2,952,578	$4,976,618

Business Combinations

The Company accounts for business acquisitions using the acquisition method of accounting in accordance with ASC 805 Business Combinations, which requires recognition and measurement of all identifiable assets acquired and liabilities assumed at their fair value as of the date control is obtained. The Company determines the fair value of assets acquired and liabilities assumed based upon its best estimates of the acquisition-date fair value of assets acquired and liabilities assumed in the acquisition. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired. Subsequent adjustments to fair value of any contingent consideration are recorded to the Company’s consolidated statements of operations. Costs that the Company incurs to complete the business combination are charged to general and administrative expenses as they are incurred.

Cash and Cash Equivalents

The Company considers cash and cash equivalents to include all short-term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less upon acquisition. The Company’s cash balances may, at times, exceed amounts insured by the Federal Deposit Insurance Corporation. The Company believe it mitigates this risk by holding its deposits with high quality financial institutions.  The Company has not experienced any losses in such account and believes that it is not exposed to any significant credit risk associated with these accounts.

Certificate of Deposit, Restricted

The Company classifies investments consisting of a certificate of deposit with a maturity greater than three months but less than one year as short-term investment. The Company’s certificate of deposit is pledged as a collateral to  secure the letter of credit and is therefore restricted and not available for use.

Accounts Receivable and Allowance for Credit Losses

Accounts receivable are receivables generated from sales to customers and progress billings on performance type contracts. Amounts included in accounts receivable are deemed to be collectible within the Company’s operating cycle. The Company recognizes accounts receivable at invoiced amounts.

The allowance for credit losses reflects the Company’s best estimate of expected losses inherent in the accounts receivable balances. Management provides an allowance for credit losses based on the Company’s historical losses, specific customer circumstances, and general economic conditions. The Company estimates expected credit losses on its accounts receivable using an aging-based loss-rate method. Receivables are pooled based on shared risk characteristics and stratified by aging category, and the Company applies expected loss rates to each aging category. These loss rates are derived from the Company’s historical loss experience and are adjusted, as necessary, to reflect current conditions and reasonable and supportable forecasts of future economic conditions. In addition, receivables that no longer share similar risk characteristics - such as balances with customers experiencing financial difficulty or significant disputes - are evaluated individually using a specific-identification approach. Management reviews the allowance at each reporting period and adjusts it for changes in historical loss experience, specific customer circumstances, current conditions, and economic forecasts. Recoveries are recognized when they are received. Actual collection losses may differ from our estimates and could be material to our consolidated financial position, results of operations, and cash flows.

Inventory

Inventory consists of raw materials, finished goods and work-in-process which are valued at the lower of cost (first-in, first-out method for raw materials and specific identification for finished goods and work-in-process) or net realizable value. As of December 31, 2025 and 2024 the Company’s inventory consisted of raw materials of $329,978 and $471,468, respectively. The Company continually analyses its slow-moving, excess and obsolete inventories. Based on historical and projected sales volumes and anticipated selling prices, the Company establishes reserves. If the Company does not meet its sales expectations, these reserves are increased. Products that are determined to be obsolete are written down to net realizable value.

Goodwill

The Company performs its impairment test of goodwill at least annually, at the reporting unit level, or more frequently if events or other circumstance indicate that the Company may not be able to recover the carrying amount of the net assets of the reporting unit. The Company performs the goodwill impairment test by comparing the fair value of the reporting unit with its carrying value and recognizes an impairment charge for the amount by which the carrying value exceeds the fair value, not to exceed the total amount of goodwill. The amount by which the carrying value of the goodwill exceeds its implied fair value, if any, is recognized as an impairment loss.

In evaluating goodwill for impairment, the Company may assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50%) that the fair value of a reporting unit is less than it’s carrying amount. If the Company elects to not utilize a qualitative assessment, or if the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then the Company performs a quantitative impairment test by comparing the fair value of a reporting unit with its carrying amount.

Intangible assets

Intangible assets with finite lives are reported at cost, less accumulated amortization, and are amortized over their estimated useful lives. Amortization is calculated using the straight-line method, and recorded within selling, general, and administrative expenses, or cost of revenues, depending on the nature and use of the asset.

Property, plant and equipment

Property, plant and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated lives of each asset. Estimated useful lives and capitalized amounts for significant classes of assets are as follows:

Asset	Useful life
Furniture and office equipment	5 years
Machinery and equipment	4-10 years
Building and improvements	30 years

Recoverability and Impairment of Long-Lived Assets

Long-lived assets, including property and equipment and finite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability is assessed by comparing the carrying amount of the asset group to the undiscounted future cash flows expected to result from its use and eventual disposition. If the carrying amount is not recoverable, an impairment loss is recognized for the amount by which the carrying amount exceeds the asset group’s fair value. Any resulting write-down establishes a new cost basis, which is depreciated or amortized over the asset’s remaining useful life, and is not subsequently restored. No impairment of long-lived assets was recognized during the years ended December 31, 2025 and 2024.

Leases and Right-of-Use Assets

The Company determines if an arrangement is a lease at its inception. Operating lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The Company generally uses their incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future payments, because the implicit rate of the lease is generally not known. Right-of-use assets related to the Company’s operating lease liabilities are measured at lease inception based on the initial measurement of the lease liability, plus any prepaid lease payments and less any lease incentives. The Company’s lease terms that are used in determining their operating lease liabilities at lease inception may include options to extend or terminate the leases when it is reasonably certain that the Company will exercise such options. The Company amortizes their right-of-use assets as operating lease expense generally on a straight-line basis over the lease term and classify both the lease amortization and imputed interest as operating expenses. The Company does not recognize lease assets and lease liabilities for any lease with an original lease term of less than one year.

Oil and Gas Properties

The Company uses the full cost method of accounting for its in oil and natural gas properties. Under this method of accounting, all costs associated with acquisition, exploration and development of oil and gas reserves, including directly related overhead costs, are capitalized. General and administrative costs related to production and general overhead are expensed as incurred.

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

Costs associated with unevaluated properties are excluded from the full cost pool until the Company has made a determination as to the existence of proved reserves. The Company assesses all items classified as unevaluated property on at least an annual basis for possible impairment. The Company assesses properties on a group basis, as a majority of properties are individually insignificant. The assessment includes consideration of the following factors, among others: intent to drill; remaining lease term; geological and geophysical evaluations; drilling results and activity; the assignment of proved reserves; and the economic viability of development if proved reserves are assigned. During any period in which these factors indicate an impairment, the cumulative drilling costs incurred to date for such property and all or a portion of the associated leasehold costs are transferred to the full cost pool and are then subject to amortization.

Limitation on Capitalized Costs

Under the full-cost method of accounting the Company is required, to perform a test to determine the limit on the book value of its oil and natural gas properties (the “Ceiling” test) at the end of each reporting period. If the capitalized costs of the oil and natural gas properties, net of accumulated amortization and related deferred income taxes, exceed the Ceiling, this excess is charged to expense as a full cost ceiling write-down. The expense may not be reversed in future periods, even though higher oil and natural gas prices may subsequently increase the Ceiling. The Ceiling is defined as the sum of:

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

Depreciation, depletion, and amortization and accretion

The estimates of proved reserves materially impact depreciation, depletion, amortization and accretion (“DD&A”) expense. If the estimates of proved reserves decline, the rate at which the Company records DD&A expense will increase, reducing future net income. Such a decline may result from lower market prices, which may make it uneconomic to drill for and produce from higher-cost fields.

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

Oil and gas reserve estimation

All of the Company’s oil and gas reserves are proved reserves. Estimates of oil and gas reserves are prepared in accordance with guidelines promulgated by the SEC for reporting oil and gas reserves and future net revenue. The accuracy of a reserve estimate is a function of:

i.	the quality and quantity of available data;

ii.	the interpretation of that data;

iii.	the accuracy of various mandated economic assumptions; and

iv.	the judgment of the persons preparing the estimate.

The Company’s oil and gas reserve information was predominately based on estimates. Because these estimates depend on many assumptions, all of which may substantially differ from future actual results, reserve estimates will be different from the quantities of oil and gas that are ultimately recovered. In addition, results of drilling, testing and production after the date of an estimate may justify material revisions to the estimate.

The estimated proved net recoverable reserves include only those quantities that were expected to be commercially recoverable at prices and costs in effect at the balance sheet dates under the then existing regulatory practices and with conventional equipment and operating methods. All of the Company’s oil and gas reserves are located onshore in the continental United States of America.

Investments

The Company accounted its investment in SG DevCorp at fair value with any changes in value recorded to income or loss.

The Company holds an investment in CycleAIM, Inc.(“CycleAIM”) through the NAHD Merger. The Company has a 51% ownership interest in this joint venture. CycleAIM is consolidated within the accompany financial statements and has had minimal operations since its inception.

The Company purchased an interest in Winchester LLC for $220,000. The Company currently holds a 49% interest and accounted for this investment as unproved oil and gas properties. During December 2025, the Company determined that it may not be able to commence drilling operations prior to the expiry of the underlying leases. Accordingly, the unproved properties were reclassified to the Company’s full cost pool and were derecognized as a component of the Company’s full cost ceiling write-down.

Convertible instruments

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

The Company classifies common stock purchase warrants and other derivative financial instruments as equity and contracts that (i) require physical settlement or net-share settlement or (ii) provides a choice of net-cash settlement or settlement in the Company’s own shares (physical settlement or net-share settlement) providing that such contracts are indexed to the Company’s own stock. The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if any event occurs and if that event is outside the Company’s control) or (ii) gives the counterparty a choice of net-cash settlement or settlement shares (physical settlement or net-cash settlement). The Company assesses classification of common stock purchase warrants and other free-standing derivatives at each reporting date to determine whether a change in classification between assets and liabilities or equity is required.

Debt Issuance Costs

Long-term debt may include capitalized costs related to notes payable net of accumulated amortization. The costs associated with any notes payable are netted against note payable balance and are amortized over the term of the underlying instrument using the effective interest method.

Fair value measurements

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

The Company uses three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities.

Level 2	Quoted prices for similar assets and liabilities in active markets or inputs that are observable.

Level 3	Inputs that are unobservable (for example, cash flow modelling inputs based on assumptions).

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

	Fair value measured as of December 31 2025
	Total	(Level 1)	(Level 2)	(Level 3)
Liabilities
Derivative liabilities	$70,802	$-	$-	$70,802

	Fair value measured as of December 31 2024
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Investment in SG DevCorp	$738,056	$738,056	$-	$-

The following table presents the roll forward of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2025:

Derivative liabilities
Balance at December 31, 2024	$-
Issuances	4,846,751
Settlements	(2,237,701)
Total losses included in earnings	(2,538,248)
Transfers into (out of) Level 3	-
Balance at December 31, 2025	$70,802

All changes in the fair value of the embedded derivative conversion features are recorded within “Change in fair value of derivative liabilities” on the consolidated statement of operations. There were no transfers into or out of Level 3 during either year.

Share-based payments

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

Accounting Standards Recently Adopted

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and are adopted by the Company as of the specified effective date.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU requires disclosure of specific categories in the rate reconciliation and additional information for reconciling items that meet a quantitative threshold. The amendment also includes other changes to improve the effectiveness of income tax disclosures, including further disaggregation of income taxes paid for individually significant jurisdictions. This ASU is effective for annual periods beginning after December 15, 2024. The Company has adopted the improvements to income tax disclosure requirements with no significant impact on its disclosures.

Recent Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses. This guidance will require additional disclosures and disaggregation of certain costs and expenses presented on the face of the income statement. The amendments are effective for annual reporting periods beginning after December 15, 2026 and interim reporting period beginning after December 15, 2027 with early adoption permitted. The Company is currently evaluating the impact of this new guidance to its consolidated financial statements.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

4.	SG DEVCORP SETTLEMENT AND RELEASE

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

During 2024, the Company’s ownership in SG DevCorp fell below 50%, and the Company deconsolidated SG DevCorp from its financial statements (the “Deconsolidation”). Upon Deconsolidation, the Company recognized a gain of $4,637,013 which resulted from the difference between the fair value of the Company’s investment upon Deconsolidation, and the net assets and carrying value of the non-controlling interest. The gain is included in income (loss) from discontinued operations. The fair value of the Company’s investment in SG DevCorp upon Deconsolidation amounted to $8,126,350. The Deconsolidation represented a strategic shift in the Company’s operations and had a significant effect on the Company’s operations and financial results. Therefore, the financial results of SG DevCorp are presented as income (loss) from discontinued operations for all periods until the entity was deconsolidated.

The assets and liabilities of SG DevCorp at the time of Deconsolidation amounted to the following:

Assets:
Cash	$567,473
Assets held for sale	4,400,361
Prepaid expenses and other current assets	429,331
Total current assets	5,397,165

Property, plant and equipment, net	1,194,117
Project development costs and other non-current assets	91,490
Intangible assets, net	138,678
Goodwill	1,810,787
Investment in and advances to equity affiliates	3,642,607
Total long-term assets	6,877,679

Liabilities:
Accounts payable and accrued expenses	1,600,294
Contingent consideration payable	945,000
Short-term notes payable, net	6,476,723
$9,022,017

The following table represents the financial results of SG DevCorp for the year ended December 31, 2024:

Operating Expenses:
Payroll and related expenses	$1,223,511
General and administrative expenses	295,664
Marketing and business development expenses	10,219
Operating loss	(1,529,394)
Other income (expense)	(422,941)
Net loss	$(1,952,335)

The total income from discontinued operations for the year ended December 31, 2024, is comprised of the following:

Gain from Deconsolidation	$4,637,013
Net operating loss from discontinued operations	(1,952,335)
Net income from discontinued operations	$2,684,678

The Company accounted for its residual investment in SG DevCorp at fair value with any changes in value recorded to income or loss. As of December 31, 2024, the Company held 276,425 shares of SG DevCorp (the “Shares”) which represented approximately 19% ownership and amounted to $738,056.

On January 29, 2025, the Company entered into a mutual release and discharge agreement (the “Mutual Release”) with SG DevCorp. pursuant to SG DevCorp. forgiving and releasing from our obligations to them under that certain promissory note, dated August 9, 2023, the principal amount of $908,323 and in respect of $793,590 of inter-company advances from SG DevCorp. to the Company in exchange for the Company forgiving $394,329 of inter-company debt owed to the Company by the Company and for SG DevCorp. (which has already been written off) transferring the Shares, with the Company no longer being a shareholder of SG DevCorp. The Company recognized $311,560 in change in fair value loss of its investment in SG DevCorp for the period ended January 29, 2025. In connection with the Mutual Release, the Company recorded $1,275,416 to additional paid in capital which resulted from the transactions above and the Company’s investment in SG DevCorp write down to $426,496.

5.	ACCOUNTS RECEIVABLE

At December 31, 2025, and 2024, the Company’s allowance for credit losses for the years ended December 31, 2025 and 2024 consisted of the following:

	2025	2024
Billed Construction services	$719,016	$372,274
Less: allowance for credit losses	(401,774)	(266,795)
Total net receivables	$317,242	$105,479

Changes in the Company’s allowance for credit losses for the years ended December 31, 2025 and 2024 consisted of the following:

	2025	2024
Beginning balance	$266,795	$637,137
Recoveries of credit losses	-	(491,388)
Additional credit losses recognized	134,979	121,046
Total allowance for credit losses	$401,774	$266,795

6.	CONTRACT ASSETS AND CONTRACT LIABILITIES

Costs and estimated earnings on uncompleted contracts, which represent contract assets and contract liabilities, consisted of the following:

	2025	2024
Costs incurred on uncompleted contracts	$321,479	$3,161,295
Estimated earnings (losses) to date on uncompleted contracts	243,977	(687,903)
Gross contract assets	565,456	2,473,392
Less: billings to date	(937,032)	(3,066,938)
Net contract liabilities on uncompleted contracts	$(371,576)	$(593,546)

Although management believes it has established adequate procedures for estimating costs to complete on open contracts, it is at least reasonably possible that additional significant costs could occur on contracts prior to completion. The Company periodically evaluates and revises its estimates and makes adjustments when they are considered necessary. During the year ended December 31, 2025, the Company recognized $593,546 of revenue related to it contract liabilities as of December 31, 2024. The above balances are included within ‘contract liabilities and deferred revenue’ on the consolidated balance sheets.

7.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost less accumulated depreciation and amortization and depreciated using the straight-line method over their useful lives. At December 31, 2025 and 2024, the Company’s property, plant and equipment, net consisted of the following:

Asset	2025	2024
Furniture and office equipment	$154,496	$116,621
Machinery and equipment	1,552,963	775,577
Building and improvements	3,685,505	3,459,754
Gross property, plant and equipment	5,392,964	4,351,952
Less: accumulated depreciation	(662,459)	(386,526)
Net property, plant and equipment	$4,730,505	$3,965,426

Depreciation expense for the years ended December 31, 2025 and 2024 amounted to $271,364 and $513,125, respectively.

8.	BORROWINGS

Authority Loan Agreement

On October 29, 2021, SG Echo entered into a Loan Agreement (the “Authority Loan Agreement”) with the Durant Industrial Authority (the “Authority”) pursuant to which it issued to the Authority a non-interest bearing Forgivable Promissory Note in the principal amount of $750,000 (the” Forgivable Note”) in exchange for $750,000 to be used for renovation improvements related to the Company’s approximately 58,000 square-foot manufacturing facility in Durant, Oklahoma. The Forgivable Note is due on April 29, 2029 and guaranteed by the Company, provided that, if no event of default has occurred under the Forgivable Note or the Authority Loan Agreement, one-third (1/3) of the balance of the Forgivable Note will be forgiven on April 29, 2027, one-half (1/2) of the balance of the Forgivable Note will be forgiven on April 29, 2028, and the remainder of the balance of the Forgivable Note will be forgiven on April 29, 2029. The Loan Agreement includes a covenant by SG Echo to employ a minimum of 75 full-time employees in Durant, Oklahoma and pay them no less than 1.5 times the federal minimum wage, and provides SG Echo 24 months to comply with the provision.

See Note 21 for additional information regarding litigation between the Company and the Authority.

Peak One Transactions

On February 7, 2023, the Company closed a private placement offering (the “Peak One Offering”) of $1,100,000 in principal amount of the Company’s 8% convertible debenture (the “Debenture”) and a warrant (the “Peak Warrant”) to purchase up to 39 shares of the Company’s common stock, to Peak One Opportunity Fund, L.P. (“Peak One”). Pursuant to a Securities Purchase Agreement, dated February 7, 2023 (the “February 2023 Purchase Agreement”), by and between the Company and Peak One, the Debenture was sold to Peak One for a purchase price of $1,000,000, representing an original issue discount of ten percent (10%).

During the year ended December 31, 2024, Peak One converted $730,000 of its principal balance into 40 shares of common stock of the Company. Such conversion was within the terms of the agreement with no gains or losses recognized on the transactions.

In connection with the Peak One Offering, the Company paid $15,000 as a non-accountable fee to Peak One to cover its accounting fees, legal fees and other transactional costs incurred in connection with the transactions contemplated by February 2023 Purchase Agreement and issued 4 shares to Peak One Investments, LLC (Peak One Investments), the general partner of Peak One.

The Debenture matured twelve months from its date of issuance and bore interest at a rate of 8% per annum payable on the maturity date. The Debenture was convertible, at the option of the holder, at any time, into such number of shares of common stock of the Company equal to the principal amount of the Debenture plus all accrued and unpaid interest at a conversion price equal to $19,200 (the “Conversion Price”), subject to adjustment for any stock splits, stock dividends, recapitalizations and similar events and in the event the Company, at any time while the Debenture is outstanding, issues, sells or grants any option to purchase, or sells or grants any right to reprice, or otherwise disposes of, or issues common stock or other securities convertible into, exercisable for, or otherwise entitle any person the right to acquire, shares of common stock, other than with respect to an Exempt Issuance, as defined in the Debenture, at an effective price per share that is lower than the then Conversion Price. In the event of any such anti-dilutive event, the Conversion Price will be reduced at the option of the holder to such lower effective price of the dilutive event, subject to a floor price of $5,120, per share, unless and until the Company obtains shareholder approval for any issuance below such floor price. Upon entering into the January 2024 Purchase Agreement as described below, the Conversion Price was adjusted to $5,120, and then upon entering into the Inducement Agreement as described below, the Conversion Price was further adjusted to $170 (“Conversion Adjustments”).

During the year ended December 31, 2024 Peak One converted the Debenture in full and received a total of 46 shares of the Company’s common stock. Such conversion was within the terms of the agreement with no gains or losses recognized on the transactions.

The Peak Warrant expires five years from its date of issuance. The Peak Warrant is exercisable, at the option of the holder, at any time, for up to 39 of shares of common stock of the Company at an exercise price equal to $28,800, subject to adjustment for any stock splits, stock dividends, recapitalizations and similar events and in the event the Company, at any time while the Peak Warrant is outstanding, issues, sells or grants any option to purchase, or sells or grants any right to reprice, or otherwise disposes of, or issues common stock or other securities convertible into, exercisable for, or otherwise entitle any person the right to acquire, shares of common stock, other than with respect to an Exempt Issuance, at an effective price per share that is lower than the then exercise price. In the event of any such anti-dilutive event, the exercise price will be reduced at the option of the holder to such lower effective price of the dilutive event, subject to a floor price of $5,120 per share, unless and until the Company obtains shareholder approval for any issuance below such floor price.

The number of shares of the Company’s common stock that may be issued upon conversion of the Debenture and exercise of the Peak Warrant, and inclusive of the Commitment Shares and any shares issuable under and in respect of the February 2023 Purchase Agreement, is subject to an exchange cap (the “Exchange Cap”) of 19.99% of the outstanding number of shares of the Company unless shareholder approval to exceed the Exchange Cap is approved.

The Company incurred $80,000 in debt issuance costs in connection with the Debenture. In addition, the initial fair value of the Peak Warrant amounted to $278,239 and the fair value of the restricted shares amounted to $76,000, both of which have been recorded as a debt discount and will be amortized over the effective rate method.

On January 11, 2024, the Company entered into a Securities Purchase Agreement (the “January 2024 Purchase Agreement”) with Peak One, pursuant to which the Company agreed to issue, in a private placement offering (the January Offering), upon the satisfaction of certain conditions specified in the January 2024 Purchase Agreement, two debentures to Peak One in the aggregate principal amount of $1,300,000.

The closing of the first tranche was consummated on January 12, 2024 and the Company issued an 8% convertible debenture in the principal amount of $650,000 (the “Holdings Debenture”) to Peak One and a warrant (the Peak Warrant #3) to purchase up to 29 shares of the Company’s common stock to Peak Ones designee, as described in the January 2024 Purchase Agreement. The Holdings Debenture was sold to Peak One for a purchase price of $585,000, representing an original issue discount of ten percent (10%). In connection with the January Offering, the Company paid $17,500 as a non-accountable fee to Peak One to cover its accounting fees, legal fees and other transactional costs incurred in connection with the transactions contemplated by the January 2024 Purchase Agreement and issued to Peak One and its designee an aggregate of 23 shares of its common stock as provided in the January 2024 Purchase Agreement.

The Holdings Debenture matures twelve months from its date of issuance and bears interest at a rate of 8% per annum payable on the maturity date. The Holdings Debenture is convertible, at the option of the holder, at any time, into such number of shares of common stock of the Company equal to the principal amount of the Holdings Debenture, plus all accrued and unpaid interest, at a conversion price equal to $5,890, subject to adjustment for any stock splits, stock dividends, recapitalizations and similar events, as well as anti-dilution price protection provisions that are subject to a floor price as set forth in the Holdings Debenture. Upon entering into the Inducement Agreement as described below, the conversion price was adjusted to $170. This transaction, along with the conversion adjustments resulted in the Company recording a common stock deemed dividend in the amount of $475,713 during the year ended December 31, 2024 “(Conversion Deemed Dividend”).

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

The Peak Warrant #3 expires five years from its date of issuance. The Peak Warrant #3 is exercisable, at the option of the holder, at any time, for up to 29 of shares of common stock of the Company at an exercise price equal to $6,780, subject to adjustment for any stock splits, stock dividends, recapitalizations and similar events, as well as anti-dilution price protection provisions that are subject to a floor price as set forth in the Peak Warrant #3. The Peak Warrant #3 provides for cashless exercise under certain circumstances.

Maxim Group LLC (Maxim) acted as placement agent in the January Offering. In connection with the closing of the first tranche of the January Offering, the Company paid a placement fee of $40,950 to Maxim.

During the year ending December 31, 2024, the principal balance of the Holdings Debenture was converted and there was no principal balance remaining. Such conversion was within the terms of the agreement with no gains or losses recognized on the transactions.

Cash Advance Agreements

Maison Capital Group

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

Pursuant to the January Cash Advance Agreement, Maison is expected to withdraw $12,500 a week directly from the Merchants until the $300,000 due to Maison under the January Cash Advance Agreement is paid in full. In the event of a default, as defined in the January Cash Advance Agreement, Maison, among other remedies, can demand payment in full of all amounts remaining due under the January Cash Advance Agreement. The Merchants obligations under the January Cash Advance Agreement are secured by a security interest in all accounts, including without limitation, all deposit accounts, accounts-receivable, and other receivables, chattel paper, documents, equipment, general intangibles, instruments, and inventory, as those terms are defined by Article 9 of the Uniform Commercial Code, now or hereafter owned or acquired by any of them. In addition, SG Buildings obligations under the January Cash Advance Agreement have been guaranteed by SG Echo, and SG Echos’ obligations under the January Cash Advance Agreement have been guaranteed by SG Building Blocks. The amounts outstanding under the January Cash Advance Agreement may be prepaid by the Merchants at any time without penalty.

Cedar Advance LLC (“Cedar”)

On January 29, 2024, SG Building entered into a Cash Advance Agreement (the “Fourth Cash Advance Agreement” and, together with the Cash Advance Agreement, the Second Cash Advance Agreement and the Third Cash Advance Agreement, the” Cedar Cash Advance Agreements”) with Cedar pursuant to which SG Building sold to Cedar $1,733,420 of its future receivables for a purchase price of $1,180,000, less underwriting fees and expenses paid and the repayment of prior amounts due Cedar, for net funds provided of $215,575.

Pursuant to the Fourth Cash Advance Agreement, Cedar is expected to withdraw $49,150 a week directly from SG Building until the $1,733,420 due to Cedar under the Fourth Cash Advance Agreement is paid in full. In the event of a default (as defined in the Fourth Cash Advance Agreement), Cedar, among other remedies, can demand payment in full of all amounts remaining due under the Fourth Cash Advance Agreement. SG Buildings obligations under the Fourth Cash Advance Agreement have been guaranteed by SG Echo. As of December 31, 2024 there was no outstanding balance on this advance.

On July 31, 2024, SG Building entered into a Cash Advance Agreement (the “July Cash Advance Agreement”) with Cedar pursuant to which SG Building sold to Cedar $1,957,150 of its future receivables for a purchase price of $1,350,000, less underwriting fees and expenses paid and the repayment of prior amounts due Cedar, for net funds provided of $285,180, which are net of repayment of prior Cedar Cash Advance Agreements.

Pursuant to the July Cash Advance Agreement, Cedar is expected to withdraw $49,150 a week directly from SG Building until the $1,957,150 due to Cedar under the July Cash Advance Agreement is paid in full. In the event of a default (as defined in the July Cash Advance Agreement), Cedar, among other remedies, can demand payment in full of all amounts remaining due under the July Cash Advance Agreement. SG Buildings obligations under the July Cash Advance Agreement have been guaranteed by SG Echo. As of December 31, 2025 and 2024 the principal balance on this advance was $1,536,700.

On August 27, 2024, SG Building entered into a Cash Advance Agreement (the “August Cash Advance Agreement”) with Cedar pursuant to which SG Building sold to Pawn $599,600 of its future receivables for a purchase price of $400,000, less underwriting fees and expenses paid and the repayment of prior amounts due Cedar, for net funds provided of $360,000. Pursuant to the August Cash Advance Agreement, Cedar is expected to withdraw $4,999.67 a week directly from SG Building until the $599,600 due to Cedar is paid in full. In the event of a default (as defined in the August Cash Advance Agreement), Cedar, among other remedies, can demand payment in full of all amounts remaining due under the August Cash Advance Agreement. As of December 31, 2024 the principal balance on this advance was $249,833.

On December 17, 2024, SG Building entered into a Cash Advance Agreement (the “December Cash Advance Agreement”) with Cedar pursuant to which SG Building sold to Cedar $194,500 of its future receivables for a purchase price of $138,000, less underwriting fees and expenses paid, for net funds provided of $125,000. Pursuant to the Cedar Cash Advance Agreement, Cedar is expected to withdraw $4,900 a week directly from SG Building until the $194,500 due to Cedar is paid in full. In the event of a default (as defined in the Cedar Cash Advance Agreement), Cedar, among other remedies, can demand payment in full of all amounts remaining due under the Cedar Cash Advance Agreement. As of December 31, 2025 and 2024 the principal balance on this advance was $57,851 and $184,700 respectively.

On December 24, 2024, SG Building entered into a Cash Advance Agreement (the “December Cash Advance Agreement 2”) with Cedar  pursuant to which SG Building sold to Cedar $203,000 of its future receivables for a purchase price of $140,000, less underwriting fees and expenses paid, for net funds provided of $126,000. Pursuant to the December Cedar Cash Advance Agreement 2, Cedar is expected to withdraw $5,000 a week directly from SG Building until the $203,000 due to Cedar is paid in full. In the event of a default (as defined in the Cedar Cash Advance Agreement), Cedar, among other remedies, can demand payment in full of all amounts remaining due under the Cedar Cash Advance Agreement. As of December 31, 2025 and 2024 the principal balance on this advance was $132,898 and $203,000, respectively.

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

Bridgecap Advance LLC

On February 23, 2024, the Merchants entered into a Cash Advance Agreement (“February Cash Advance Agreement”) with Bridgecap Advance LLC (“Bridgecap”) pursuant to which the Merchants sold to Bridgecap $224,850 of their future receivables for a purchase price of $150,000, less underwriting fees and expenses paid, for net funds provided of $135,000.

Pursuant to the February Cash Advance Agreement, Bridgecap is expected to withdraw $2,248.50 a day directly from the Merchants until the $224,850 due to Bridgecap under the February Cash Advance Agreement is paid in full. In the event of a default (as defined in the February Cash Advance Agreement), Bridgecap, among other remedies (including penalties and fees) can demand payment in full of all amounts remaining due under the February Cash Advance Agreement. The Merchants obligations under the February Cash Advance Agreement are secured by a security interest in all accounts, including without limitation, all deposit accounts, accounts-receivable, other receivables, and proceeds therefrom, as those terms are defined by Article 9 of the Uniform Commercial Code, now or hereafter owned or acquired by any of them. The amounts outstanding under the February Cash Advance Agreement may be prepaid by the Merchants at any time without penalty. As of December 31, 2024, there was no outstanding balance on this advance.

Pawn Funding LLC

On August 27, 2024, SG Building entered into a Cash Advance Agreement (the” Pawn Cash Advance Agreement”) with Pawn Funding “(Pawn”) pursuant to which SG Building sold to Pawn $599,600 of its future receivables for a purchase price of $400,000, less underwriting fees and expenses paid and the repayment of prior amounts due Pawn, for net funds provided of $360,000. Pursuant to the Pawn Cash Advance Agreement, Pawn is expected to withdraw $4,999.67 a week directly from SG Building until the $599,600 due to Pawn is paid in full. In the event of a default, as defined in the Pawn Cash Advance Agreement, Pawn, among other remedies, can demand payment in full of all amounts remaining due under the Pawn Cash Advance Agreement. As of December 31, 2025 and 2024, the principal balance on this advance was $249,833.

Core Funding Source LLC

On January 22, 2025, SG Building entered into a Cash Advance Agreement (the “Core Cash Advance Agreement”) with Core Funding Source LLC (“Core”) pursuant to which SG Building sold to Core $104,930 of its future receivables for a purchase price of $70,000, less underwriting fees and expenses paid, for net funds provided of $63,000. Pursuant to the Core Cash Advance Agreement, Core is expected to receive $2,998 a day directly from SG Building until the $104,930 due to Core is paid in full. In the event of a default, as defined in the Core Cash Advance Agreement, Core, among other remedies, can demand payment in full of all amounts remaining due under the Core Cash Advance Agreement. As of December 31, 2025, the outstanding balance amounted to $0.

Enhanced Note

On September 20, 2024, SG Echo entered into a Loan and Security Agreement (the “Enhanced Loan Agreement”) with Enhanced Capital Oklahoma Rural Fund, LLC (“Enhanced”) pursuant to which SG Echo borrowed $4,000,000 (the “Principal”) from Enhanced, and whereby SG Echo executed and delivered a Secured Promissory Note (the “Enhanced Note”) to Enhanced to evidence SG Echos’ obligations under the Enhanced Loan Agreement. The Enhanced Note bears interest at a rate equal to the greater of (i) the Secured Overnight Financing Rate (SOFR) plus 6.65% or (ii) 10.0% per annum (the “Interest Rate”). As of December 31, 2025, the interest rate was 10.12%. SG Echo is to pay Enhanced a closing fee of $80,000, which is due and payable on October 1, 2025, unless such date is be extended by the lender. SG Echos’ obligations under the Enhanced Loan Agreement and the Enhanced Note have been guaranteed by the Company. As of December 31, 2025 and 2024 the outstanding balance was $4,000,000.

Pursuant to the terms of the Enhanced Note, SG Echo shall make monthly payments of accrued interest on the first business day of each calendar month until December 31, 2025. Commencing January 2026, SG Echo shall make monthly payments of accrued interest and additionally shall make a monthly principal payment on the Enhanced Note in an amount equal to $22,222. The maturity date of the Enhanced Note shall be the sixty-month anniversary of the closing date (the “Enhanced Maturity Date”). All outstanding principal and accrued interest shall be due and payable on the Enhanced Maturity Date.

Pursuant to the terms of the Enhanced Loan Agreement, on the closing date, $360,000 (the “Interest Reserve”) was deposited in a segregated deposit account in SG Echo name, which account is subject to a Control Agreement in favor of the lender (the “Interest Reserve Account”). The monthly payments due under the Enhanced Note are withdrawn from the Interest Reserve Account until the Interest Reserve has been fully withdrawn. SG Echo shall have no obligation to replenish amounts withdrawn from the Interest Reserve Account.

Pursuant to the terms of the Enhanced Loan Agreement, SG Echo shall grant Enhanced a first priority mortgage on the real property located at 101 Waldron Rd., Durant, Oklahoma. As of December 31, 2025, this property had a carrying value of approximately $3,450,000, which is included in property, plant and equipment, net, in the consolidated balance. Additionally, SG Echo shall grant lender a continuing security interest in, a general lien upon, collateral assignment of, and a right of set-off against all of SG Echos’ right, title, and interest in and to all assets of SG Echo.

In the event of default, as defined in the Enhanced Loan Agreement, Enhanced, among other remedies, can demand all amounts and/or liabilities owing from time to time by SG Echo to Enhanced pursuant to the Enhanced Loan Agreement and the Enhanced Note (with accrued interest thereon) and all other amounts owing under the Enhanced Loan Agreement due and payable.

Galvin Promissory Note

On December 14, 2023, the Company entered into a promissory note with Paul Galvin, the Company’s Chairman and CEO, for $75,000 (the “Galvin Note Payable”). The note shall not accrue interest, and the entire unpaid principal balance is due December 14, 2024. During the three months ended March 31, 2024 the Company entered into an additional promissory note with Mr. Galvin in the amount of $10,000. The note shall not accrue interest, and the entire unpaid principal balance is due December 14, 2024. During the year ended December 31, 2024, $68,000 in principal payments were made. As of December 31, 2025 the principal balance was $17,805.

1800 Diagonal Lending LLC

On March 5, 2024, the Company issued a promissory note (the “1800 Diagonal Note”) in favor of 1800 Diagonal Lending LLC (“1800 Diagonal”) in the aggregate principal amount of $149,500 pursuant to a Securities Purchase Agreement, dated March 5, 2024 (the “SPA”).

The 1800 Diagonal Note was purchased by 1800 Diagonal for a purchase price of $130,000, representing an original issue discount of $19,500. A one-time interest charge of 10% was applied on the issuance date to the principal balance. Under the terms of the 1800 Diagonal Note, beginning on April 15, 2024, the Company is required to make nine monthly payments of accrued, unpaid interest and outstanding principal, subject to adjustment, in the amount of $18,272. The Company shall have a five-business day grace period with respect to each payment. Any amount of principal or interest on the 1800 Diagonal Note which is not paid when due will bear interest at the rate of 22% per annum from the due date thereof until the same is paid (the “Default Interest”). The Company has a right to accelerate payments or prepay in full at any time with no prepayment penalty.

Among other things, an event of default will be deemed to have occurred if the Company fails to pay the principal or interest when due on the 1800 Diagonal Note, whether at maturity, upon acceleration or otherwise, if bankruptcy or insolvency proceedings are instituted by or against the Company or if the Company fails to maintain the listing of its common stock on The Nasdaq Stock Market. Upon the occurrence of an event of default, the 1800 Diagonal Note will become immediately due and payable and the Company will be obligated to pay in satisfaction of its obligations under the 1800 Diagonal Note, an amount equal to 200% times the sum of the then outstanding principal amount of the 1800 Diagonal Note plus accrued and unpaid interest on the unpaid principal amount of this 1800 Diagonal Note to the date of payment plus Default Interest, if any.

After an event of default, at any time following the six-month anniversary of the 1800 Diagonal Note, 1800 Diagonal will have the right, to convert all or any part of the outstanding and unpaid amount of the 1800 Diagonal Note into shares of the Company’s common stock at a conversion price equal to the greater of $50 or 65% multiplied by the lowest closing bid price during the 10 trading days prior to the conversion date (representing a discount rate of 35%). The 1800 Diagonal Note may not be converted into shares of the Company’s common stock if the conversion would result in 1800 Diagonal and its affiliates owning an aggregate of in excess of 4.99% of the then outstanding shares of the Company’s common stock. In addition, unless the Company obtains shareholder approval of such issuance, the Company shall not issue a number of shares of its common stock under 1800 Diagonal Note, which when aggregated with all other securities that are required to be aggregated for purposes of Nasdaq Rule 5635(d), would exceed 19.99% of the shares of the Company’s common stock outstanding as of the date of definitive agreement with respect to the first of such aggregated transactions (the “Conversion Limitation”). Upon the occurrence of an event of default as a result of the Company being delisted from Nasdaq, the Conversion Limitation shall no longer apply.

On August 28, 2024, the Company issued a promissory note (the “August 1800 Diagonal Note”) in favor of 1800 Diagonal in the principal amount of $290,000 for a purchase price of $250,000, representing an original issue discount of $40,000. A one-time interest charge of twelve percent (12%) was applied on the issuance date to the principal balance. Under the terms of the August 1800 Diagonal Note, beginning on February 28, 2025, the Company is required to make four monthly payments of accrued, unpaid interest and outstanding principal, subject to adjustment, in the amount of $40,600, with $162,400 being due on February 28, 2025. The Company has right to accelerate payments or prepay in full at any time with no prepayment penalty. In connection with the August 1800 Diagonal Note, the Company incurred $8,000 in debt issuance costs. The August 1800 Diagonal Note has default terms similar to the 1800 Diagonal Note as described above.

On October 17, 2024, the Company issued a promissory note (the “October 1800 Diagonal Note”) in favor of 1800 Diagonal in the principal amount of $174,000 for a purchase price of $150,000, representing an original issue discount of $24,000. A one-time interest charge of twelve percent (12%) was applied on the issuance date to the principal balance. Under the terms of the October 1800 Diagonal Note, beginning in November 2024, the Company is required to make nine monthly payments of accrued, unpaid interest and outstanding principal, subject to adjustment, in the amount of $21,653. The Company has right to accelerate payments or prepay in full at any time with no prepayment penalty. In connection with the October 1800 Diagonal Note, the Company incurred $6,000 in debt issuance costs. The October 1800 Diagonal Note has default terms similar to the 1800 Diagonal Note as described above.

On January 22, 2025, the Company issued a promissory note (the “January 1800 Diagonal Note”) in favor of 1800 Diagonal in the principal amount of $143,750 for a purchase price of $125,000, representing an original issue discount of $18,750. A one-time interest charge of fifteen percent (15%) was applied on the issuance date to the principal balance. Under the terms of the January 1800 Diagonal Note, beginning on February 28, 2025, the Company is required to make nine monthly payments of accrued, unpaid interest and outstanding principal, subject to adjustment, in the amount of $18,368. The Company has right to accelerate payments or prepay in full at any time with no prepayment penalty. In connection with the January 1800 Diagonal Note, the Company incurred $8,000 in debt issuance costs. The January 1800 Diagonal Note has default terms similar to the 1800 Diagonal Note as described above. During the year ended December 31, 2025, 1800 Diagonal converted their entire remaining principal balance into 996 shares of common stock.

Firstfire Global Opportunities Fund, LLC

On February 12, 2025, the Company executed and issued a Promissory Note (the “Firstfire Note”) in favor of Firstfire Global Opportunities Fund, LLC (“Firstfire”) in the aggregate principal amount of $360,000 (the “Firstfire Principal”), and an accompanying Securities Purchase Agreement, executed on February 12, 2025 (the “Firstfire SPA”).

The Note was purchased by Firstfire for a purchase price of $300,000, representing an original issue discount of $60,000. The Note bears interest at a rate of fifteen percent (15%) per annum, with the understanding that the first twelve months of interest under the Firstfire Note (equal to $54,000), shall be guaranteed and earned in full as of February 12, 2025. Any amount of Firstfire Principal or interest due under the Firstfire Note which is not paid when due shall bear interest at eighteen percent (18%) per annum (“Firstfire Default Interest”). The Firstfire Note may not be prepaid in whole or in part except as explicitly set forth in the Note. In connection with the issuance of the Firstfire Note and the Firstfire SPA, the Company will issue to the lender common stock purchase warrants (the “Firstfire Warrant”), which shall be exercisable into 3,750 shares of Common Stock. The relative fair value of the Firstfire Warrants amounted to $158,883 and are recorded as a debt discount to the underlying Firstfire Note.

Firstfire will have the right, on any calendar day, at any time on or after the issue date, to convert all or any portion of the then-outstanding Firstfire Principal and interest (including any Firstfire Default Interest) into fully paid and non-assessable shares of common stock, par value $0.01 per share, of the Company. The per share conversion price into which the principal, interest (including any Firstfire Default Interest) shall be equal to $78, subject to adjustment as provided in the Note (the “Firstfire Conversion Price”). If at any time the Firstfire Conversion Price for any conversion would be less than the par value of the common Stock, then at the sole discretion of the lender, the Firstfire Conversion Price may equal such par value for such conversion, and the conversion amount shall be increased to include Additional Principal (where “Additional Principal” means such additional amount to be added to the conversion amount to the extent necessary to cause the number of conversion shares issuable upon such conversion to equal the same number of conversion shares as would have been issued if the Firstfire Conversion Price had not been adjusted by the Lender to the par value price. The Lender shall be entitled to deduct $1,750 from the conversion amount in each notice of conversion to cover Lender’s fees associated with each notice of conversion. The Note may not be converted into shares of the Company’s common stock if the conversion would result in the Lender and its affiliates owning an aggregate of in excess of 4.99% of the then-outstanding shares of the Company’s common stock.

After an Event of Default, as defined in the Firstfire SPA, in addition to all other rights under the Firstfire Note, the Lender shall have the right to convert any portion of the Firstfire Note at any time at a price per share equal to the Alternate Price. The “Alternate Price” shall mean the lesser of (i) the applicable conversion price under the Note, (ii) the closing price of the Common Stock on the date of the Event of Default, or (iii) $333.

The Company evaluated the conversion feature under ASC 815, Derivatives and Hedging, and determined that the embedded conversion option required bifurcation from the host debt instrument and separate accounting as a derivative liability measured at fair value, with changes in fair value recognized in earnings. At issuance, the Company recorded the embedded derivative at its fair value of approximately $4.2 million net of allocated debt issue costs of approximately $98,000, with a corresponding debt discount of approximately $293,000.

The fair value of the embedded derivative was estimated using a Monte Carlo simulation model, which the Company determined to be the most appropriate valuation technique given the various settlement provisions. The embedded derivative is classified within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs. Key inputs to the model at issuance and settlement were as follows:

Input	At Issuance	At Settlement
Stock price	$4,515	$2,356
Conversion price	$416 - $333	$416
Expected volatility	188%	173%
Risk-free interest rate	4.36%	4.18%
Expected term (years)	1.04	0.85
Probability of default	5.00%	0%
Dividend yield	0%	0%

On April 18, 2025, the Firstfire Note was repaid in cash for total consideration of $360,000. Immediately prior to settlement, the Company remeasured the embedded derivative to its fair value of approximately $2.4 million, recognizing a gain on change in fair value of approximately $1.9 million. Upon settlement, the Company derecognized the carrying value of the Note, the unamortized debt discount, and the bifurcated derivative liability, and recognized a gain on settlement of $2.4 million, included in ‘gain on settlement of derivatives’ in the accompanying consolidated statement of operations. As of December 31, 2025, no derivative liability related to the Firstfire Note remained outstanding. As of December 31, 2025, the outstanding balance of this note was $-0-.

Tysadco Partners LLC

On March 6, 2025, the Company issued a promissory note (the “Tysadco Note”) in favor of Tysadco Partners LLC (“Tysadco”), with an effective date of February 25, 2025, in the aggregate principal amount of up to $1,875,000 (the “Tysadco Principal”), and an accompanying Securities Purchase Agreement (the “Tysadco SPA”). All outstanding Tysadco Principal and interest shall be due on November 30, 2025 (the “Tysadco Maturity Date”). The Tysadco Note was purchased for up to $1,500,000, representing an original issue discount of twenty-five percent (25%), equal to $375,000 if the Note is fully funded. The Tysadco Note bears interest at twelve percent (12%) interest per annum. Tysadco has the right to convert all or any portion of the then-outstanding Tysadco Principal and interest into fully paid and non-assessable shares of common stock of the Company, par value $0.01 per share (the “Tysadco Conversion Shares”). The per share conversion price into which the Tysadco Principal and interest converts was $320. Among others, the following shall be considered events of default under the Tysadco Note, each an Event of Default as defined in the Tysadco SPA: if the Company fails to pay the Tysadco Principal or interest when due under the Tysadco Note; if the Company fails to issue the Tysadco Conversion Shares to Tysadco upon exercise by Tysadco of the conversion rights under the Note; or if the Company breaches any covenant, agreement, or other term or condition of the Tysadco Note or the accompanying Tysadco SPA. Upon the occurrence of an Event of Default, as defined in the Tysadco SPA, then the outstanding balance shall immediately increase to 125% of the outstanding balance immediately prior to the occurrence of the such Event of Default, and a daily penalty of $500 will accrue until the default is remedied.

If the Company has not obtained approval from the holders of the Company’s common stock, as required by applicable rules and regulation of Nasdaq, the Company shall not issue any number of shares of common stock under the Tysadco Note that would exceed 4.99% of the shares of the Company’s common stock outstanding as of the date of the Tysadco Note. Additionally, the Company shall not effect any conversion of the Tysadco Note, and the Lender shall not have the right to convert any portion of the Tysadco Note or receive shares of common stock as payment of interest hereunder to the extent that after giving effect to such conversion or receipt of such interest payment, the Lender, together with any affiliates thereof, would beneficially own in excess of 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to such conversion or receipt of shares as payment of interest.

In connection with the issuance of the Tysadco Note and the Tysadco SPA, the Company will issue 294,000 shares of Common Stock (4,594 as adjusted for the September Stock Split) (the “Commitment Shares”) as additional consideration for the purchase of the Tysadco Note.

On September 11, 2025, the Company entered into a Settlement and Release Agreement with Tysadco Partners, LLC (“Tysadco”) to resolve all claims and disputes arising under the Promissory Note and the Securities Purchase Agreement, each dated February 25, 2025 (collectively, the “Transaction Documents”), and to terminate the financing arrangement in its entirety. Pursuant to the agreement, the Company issued 51,563 shares of its common stock in full settlement and satisfaction of the outstanding principal and accrued interest under the note, totaling $575,000, and in exchange for a mutual release of all claims under the Transaction Documents, including the Company’s release from the remaining undrawn tranches under the Securities Purchase Agreement.

The share issuance was a negotiated settlement to extinguish the note and terminate the financing arrangement, rather than a conversion pursuant to the note’s conversion provisions; accordingly, the Company accounted for the transaction as an extinguishment of debt in accordance with ASC 470-50, and not as a conversion or induced conversion under ASC 470-20. The 51,563 shares issued were measured at their aggregate fair value of $4,648,282, based on the $101.13 per share closing price of the Company’s common stock on the September 11, 2025 settlement date. The Company derecognized the $575,000 carrying amount of the note (inclusive of accrued interest) and recognized a loss on extinguishment of $4,648,282, representing the excess of the fair value of the common stock issued over the carrying amount of the note, within loss on extinguishment of debt in the consolidated statements of operations for the year ended December 31, 2025.

GS Capital Partners, LLC

On March 3, 2025, the Company executed and issued a Promissory Note (the “GSA Note”) in favor of GS Capital Partners, LLC (“GSA”) in the aggregate principal amount of $360,000 (the “GSA Principal”), and an accompanying Securities Purchase Agreement (the “GSA SPA”) and Registration Rights Agreement (the “RRA”).

The GSA Note was purchased by GSA for a purchase price of $300,000, representing an original issue discount of $60,000. The GSA Note bears interest at a rate of fifteen percent (15%) per annum, with the first twelve months of interest under the Note (equal to $54,000), being guaranteed and earned in full as of the issue date. Any amount of the GSA Principal or interest due under the GSA Note which is not paid when due shall bear interest at eighteen percent (18%) per annum (the “GSA Default Interest”). The GSA Note may not be prepaid in whole or in part except as explicitly set forth in the GSA Note. The Company shall make monthly payments on the GSA Note in the amount of $44,000, due and payable on the 3rd of each month commencing on June 3, 2025, and ending on February 3, 2026, with a final payment due and payable on March 3, 2026, in the amount equal to any remaining outstanding balance of the GSA Note.

GSA will have the right to convert all or any portion of the then-outstanding GSA Principal and interest including any GSA Default Interest, as defined in the GSA Note, into fully paid and non-assessable shares of common stock of the Company, par value $0.01 per share. Such conversion right is wholly contingent and subject to the approval of such conversion by a sufficient amount of holders of the Company’s common stock to satisfy the shareholder approval requirements for such action as provided in Nasdaq Rule 5635(d) (“Shareholder Approval”). GSA may, on any calendar day, at any time after Shareholder Approval of such conversion, convert all or any portion of the then-outstanding GSA Principal and interest (including any GSA Default Interest) into fully paid and non-assessable share of common stock, par value $0.01 per share, of the Company. The per share conversion price into which the GSA Principal, interest (including any GSA Default Interest) shall be equal to $416, subject to adjustment as provided in the Note (the “GSA Conversion Price”). If at any time the GSA Conversion Price for any conversion would be less than the par value of the common stock, then at the sole discretion of GSA, the GSA Conversion Price may equal such par value for such conversion, and the conversion amount shall be increased to include Additional Principal where “Additional Principal” means such additional amount to be added to the conversion amount to the extent necessary to cause the number of conversion shares issuable upon such conversion to equal the same number of conversion shares as would have been issued if the GSA Conversion Price had not been adjusted by GSA to the par value price. GSA shall be entitled to deduct $1,750 from the conversion amount in each notice of conversion to cover GSA’s fees associated with each notice of conversion. The GSA Note may not be converted into shares of the Company’s common stock if the conversion would result in GSA and its affiliates owning an aggregate of in excess of 4.99% of the then-outstanding shares of the Company’s common stock.

Among others, the following shall be considered events of default under the GSA Note (“GSA Event of Default”): if the Company fails to pay the GSA Principal amount or interest when due on the GSA Note; the Company fails to issue conversion shares to GSA upon exercise by GSA of the conversion rights under the GSA Note; or the Company breaches any covenant, agreement, or other term or condition of the GSA Note or the accompanying Securities Purchase Agreement, Registration Rights Agreement, Irrevocable Transfer Agent Instructions, or Warrants.

After an GSA Event of Default, in addition to all other rights under the GSA Note, GSA shall have the right to convert any portion of the GSA Note at any time at a price per share equal to the Alternate Price. The “Alternate Price” shall mean the lesser of (i) the applicable conversion price under the Note, (ii) the closing price of the Common Stock on the date of the GSA Event of Default, or (iii) $333.

The Company evaluated the conversion feature under ASC 815, Derivatives and Hedging, and determined that the embedded conversion option required bifurcation from the host debt instrument and separate accounting as a derivative liability measured at fair value, with changes in fair value recognized in earnings. At issuance, the Company recorded the embedded derivative at its fair value of approximately $506,000, net of allocation debt issuance costs of approximately $69,000, with a corresponding debt discount of approximately $264,000.

The fair value of the embedded derivative was estimated using a Monte Carlo simulation model, which the Company determined to be the most appropriate valuation technique given the settlement provisions. The embedded derivative is classified within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs. Key inputs to the model at issuance and settlement were as follows:

Input	At Issuance	At Settlement
Stock price	$3,967	$601
Conversion price	$416 to $333	$416
Expected volatility	187%	270%
Risk-free interest rate	3.96%	3.86%
Expected term (years)	1.04	0.30
Probability of shareholder approval	5.00%	5.00%
Dividend yield	0%	0%

On November 19, 2025, the Company and GSA refinanced the GSA Note into a new note payable in the amount of $625,000 with substantially similar terms. On November 19, 2025, GSA, converted the outstanding balance of the note payable into 14,710 shares of common under contract terms. As result of the refinancing the Company derecognized the derivative liability associated with the GSA Note. Immediately prior to settlement, the Company remeasured the embedded derivative to its fair value of approximately $28,000, recognizing a gain on change in fair value of approximately $547,000. Upon settlement, the Company derecognized the carrying value of the GSA Note, the unamortized debt discount, and the bifurcated derivative liability, and recognized a loss on settlement of approximately $40,000, included in ‘gain on settlement of derivatives’ in the accompanying consolidated statement of operations. As of December 31, 2025, no derivative liability related to the GSA Note remained outstanding. As of December 31, 2025, the outstanding balance of this note was $-0-.

Generating Alpha

On March 27, 2025, the Company executed and issued a Promissory Note (the “Generating Note”) in favor of Generating Alpha Ltd. (“Generating”) in the aggregate principal amount of $375,700 (the “Generating Principal”), and an accompanying Securities Purchase Agreement (the “Generating SPA”) and Registration Rights Agreement (the “Generating RRA”).

The Generating Note was purchased by Generating for a purchase price of $300,560, representing an original issue discount of $75,140. The Note bears interest at a rate of fifteen percent (15%) per annum, with the understanding that the first twelve months of interest under the Generating Node (equal to $56,355), shall be guaranteed and earned in full as of March 27, 2025. Any amount of the Generating Principal or interest due under the Generating Note which is not paid when due shall bear interest at eighteen percent (18%) per annum (the “Generating Default Interest”). The Company shall make monthly payments on the Generating Note (each an “Amortization Payment”) in the amount of $43,205.50, due and payable on the 6th of each month commencing on June 6, 2025, and ending on March 6, 2026. The Company may accelerate the payment date of any Amortization Payment by giving notice to Generating.

If the Company fails to pay any Amortization Payment when due, in addition to all other rights under the Generating Note, Generating shall have the right to convert at any time any portion of the Generating Note at a price per share equal to the Market Price. “Market Price” shall mean the lesser of (i) the then applicable conversion price under the Generating Note or (ii) 80% of the lowest closing price of the Company’s shares of common stock, par value $0.01 on any trading day during the ten trading days prior to the conversion date. If an event of default occurs under the Generating Note, as defined in the Generating SPA, then, in addition to all other rights under the Generating Note, the Lender shall have the right to convert at any time any portion of the Generating Note at a price per share equal to the Alternate Price. “Alternate Price” shall mean the lesser of (i) the then applicable conversion price, (ii) the closing price of the common stock on the date of the event of default (provided, however, that if such date is not a trading day, then the next trading day after the event of default), or (iii) $0.52 ($33.28 as adjusted for the September Stock Split) (subject to adjustment as provided in the Generating Note).

The total cumulative number of shares of common stock issued to Generating under the Generating Note, together with the Generating SPA and the Generating RRA, may not exceed the requirements of Nasdaq Listing Rule 5635(d) (the “Nasdaq 19.99% Cap”), except that is the number of shares of common stock issued to Lender reaches the Nasdaq 19.99% Cap, the Company, at its election, will use reasonable commercial efforts to obtain stockholder approval of the Generating Note and the issuance of additional conversion shares, in accordance with the requirements of Nasdaq Listing Rule 5635(d) (the “Approval”). If the Company is unable to obtain such Approval, any remaining outstanding balance of the Generating Note must be repaid in cash.

Among others, the following shall be considered events of default under the Generating Note (“Generating Event of Default”): if the Company fails to pay an Amortization Payment when due on the Note; the Company fails to perform or observe any covenant, term, provision, condition, agreement, or obligation of the Company under the Generating Note, the Generating SPA, or the Generating RRA; the Company shall make an assignment for the benefit of creditors, or apply for or consent to the appointment of a receiver or trustee for it or for a substantial part of its property or business.

After an Generating Event of Default, in addition to all other rights under the Generating Note, Generating shall have the right to convert any portion of the Generating Note at any time at a price per share equal to the Alternate Price. The “Alternate Price” shall mean the lesser of (i) the applicable conversion price under the Note, (ii) the closing price of the common stock on the date of the Generating Event of Default, or (iii) $0.52 ($33.28 as adjusted for the September Stock Split).

The Company evaluated the conversion feature under ASC 815, Derivatives and Hedging, and determined that the embedded conversion option required bifurcation from the host debt instrument and separate accounting as a derivative liability measured at fair value, with changes in fair value recognized in earnings. At issuance, the Company recorded the embedded derivative at its fair value of approximately $166,000, net of allocated debt issue costs of approximately $20,000 with a corresponding debt discount of $166,000.

The fair value of the embedded derivative was estimated using a Monte Carlo simulation model, which the Company determined to be the most appropriate valuation technique given the settlement provisions. The embedded derivative is classified within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs. Key inputs to the model at issuance and settlement were as follows:

Input	At Issuance	December 31, 2025
Stock price	$309.66	$18.80
Conversion price / Discount to market	$33.28/80%	$33.28/80%
Expected volatility	172%	263%
Risk-free interest rate	4.21%	3.67%
Expected term (years)	0.98	0.19
Probability of default	5.00%	5.00%
Dividend yield	0%	0%

As of December 31, 2025, the outstanding balance amounted to $375,000.

Prosperity

On June 3, 2025 (the “Effective Date”), Olenox entered into a Promissory Note (the “Prosperity Note”) in favor of Prosperity Bank (the “Lender”) in the aggregate principal amount of $2,000,000 (the “Prosperity Principal”). The Prosperity Note evidences a revolving Line of Credit of Olenox with the Lender. The Prosperity Note is secured by the Company’s Certificate of Deposit held with the Lender with an approximate balance of $2,000,000.

The Prosperity Note bears interest at a rate of 5% per annum. Interest shall be calculated based on a year of 360 days. The Prosperity Note shall be due in full immediately upon Lender’s demand. If no demand is made, the Company will pay all outstanding principal and all accrued unpaid interest on June 2, 2026. In addition, the Company will pay regular monthly payments of all accrued interest due as of each payment date, beginning July 2, 2025. The Company may prepay all or a portion of the principal without penalty earlier than it is due. If a payment is 10 days or more late, the Company will be charged a late charge 5.00% of the unpaid portion of the regular payment. The Lender reserves a right of setoff in all of the Company’s accounts with the Lender (whether checking, savings, or some other account). The Company authorizes the Lender, to the extent permitted by applicable law, to charge or setoff all sums owing on the indebtedness against any and all such accounts. The Prosperity Note provides for a commercial guaranty by Michael McLaren.

Among others, the following shall constitute an event of default under the Prosperity Note (each an “Prosperity Event of Default”): if the Company fails to make any payment when due under the Prosperity Note; if the Company fails to comply with or to perform any other term, obligation, covenant, or condition contained in the Prosperity Note or any related documents; any representation or statement made by the Company to the Lender is false or misleading in any material respect; a change in ownership of twenty-five percent (25%) or more of the common stock of the Company; or a material adverse change in the Company’s financial condition. Upon an Prosperity Event of Default, the interest rate on the Prosperity Note shall be 18.00%.

The Prosperity Note contains covenants applicable to the Company pertaining to the line of credit, including, among others, that the Company agrees to: maintain books and records of its operations (the “Books and Records”) to the need for the line of credit; permit the Lender or any of the Lender’s representatives, inspect and/or copy the Books and Records; and to provide the Lender any documentation requested which support the reason for making any advance under the line of credit. Further, the Prosperity Note provides that the Company shall furnish from time to time to the Lender, upon the Lender’s request, copies of balance sheets of the Company, and copies of statements of income and cash flows of the Company.

Acquisition Notes

The following notes were acquired in the acquisition of NAHD.

A note payable to a third party dated June 9, 2022, for $350,000, with interest at 9.5% per annum and due on June 1, 2032. This note is secured. As of December 31, 2025, the outstanding balance amounted to $264,786.

A note payable to a third party dated October 10, 2024, for $150,000, with interest at 15.32% per annum and due on October 8, 2029. This note is unsecured. As of December 31, 2025, the outstanding balance amounted to $124,621.

A note payable to a third party dated June 28, 2022 of $500,000, with interest at 10% per annum and due June 28, 2024. This note is originally convertible at a conversion price equal to the lesser of (i) the price paid per share for Equity Securities by the Investors in the Qualified Financing multiplied by 0.80, and (ii) the quotient resulting from dividing $20,000,000 by the number of outstanding shares of common stock of Machfu immediately prior to the Qualified Financing. This note is currently in default. As of December 31, 2025 the outstanding balance amounted to $500,000 and is in default.

A note payable to a third party of $250,000 dated July 12, 2023, with interest at 10% per annum and due July 12, 2025. This note is originally convertible at a conversion price equal to the lesser of (i) the price paid per share for Equity Securities by the Investors in the Qualified Financing multiplied by 0.80, and (ii) the quotient resulting from dividing $20,000,000 by the number of outstanding shares of common stock of Machfu immediately prior to the Qualified Financing. As of December 31, 2025 the outstanding balance amounted to $250,000 and is in default.

A note payable to a related party of $1,674,096 dated February 23, 2023, with interest at 12% per annum and due on August 23, 2023. The Company assumed the convertible note payable held by the Company’s Chief executive officer, a related party. During the year ended December 31, 2025, $1,495,098 of principal and $513,171 of accrued interest was converted into 31,231 shares of common stock under contract terms. As of December 31, 2025, the outstanding principal balance amounted to $255,433. There was no outstanding accrued interest as of December 31, 2025.

A note payable to a third party of $33,722 on various dates and due on demand. There is no interest on this note. As of December 31, 2025 the outstanding balance amounted to $0.

Giant Container Note

On December 18, 2025, in connection with the acquisition of Giant Group America Inc. (Note 11), the Company issued a promissory note payable to the seller as partial consideration for the acquisition. This note bears interest at a rate of five percent (5%) per annum. The principal balance of the note is $1,750,000, with quarterly payments of principal and interest commencing on April 15, 2026, until April 15, 2028, when the entire unpaid balance of principal and interest shall be due and payable in full. The Company may prepay all or any portion of the principal amount of this note without penalty.

The following tables summarize the above outstanding borrowings by financial statement line item:

		Face	Debt issue	Debt		Balance as of December 31,
Lender / Note	Origination	amount	costs	discount	Maturity	2025	2024
Convertible Notes Payable
Peak One - Debenture	February 2023	$1,100,000	$80,000	$454,239	February 2024	$-	$-
Peak One - Holdings Debenture	January 2024	$650,000	$17,500	$65,000	January 2025	-	-
1800 Diagonal Lending	March 2024	$149,500	$-	$19,500	December 2025	-	-
Firstfire Global Opportunities	February 2025	$360,000	$-	$511,883	February 2026	-	-
Tysadco Partners	February 2025	$1,875,000	$-	$375,000	November 2025	-	-
GS Capital Partners	March 2025	$360,000	$-	$324,053	March 2026	-	-
Generating Alpha	March 2025	$375,700	$-	$241,490	March 2026	375,000	-
TEDCO 1	June 2022	$500,000	$-	$-	June 2024	500,000	-
TEDCO 2	July 2023	$250,000	$-	$-	July 2025	250,000	-
Less: Unamortized debt discount						(89,419)	-
						$1,035,581	$-

The Company’s convertible notes payable are recorded net of unamortized original issue discount, bifurcated conversion/derivative features, and debt issuance costs. These amounts are accreted to interest expense over the contractual term of each instrument using the effective interest method.

Convertible notes payable outstanding at December 31, 2025 consisted of the following:

Instrument	Stated coupon	Effective interest rate
Generating Alpha Ltd.	15.0%	198.5%
TEDCO 1	10.0%	10.0%
TEDCO 2	10.0%	10.0%

Interest cost recognized on convertible notes payable for the year ended December 31, 2025, disaggregated between the contractual interest coupon and the amortization of debt discount and issuance costs, was as follows:

Instrument	Contractual coupon	Amortization of discount & issuance costs	Total interest cost
Generating Alpha Ltd.	$28,125	$192,905	$221,030
GS Capital Partners, LLC	54,000	357,553	411,553
Tysadco Partners LLC	6,750	173,166	179,916
Firstfire Global Opportunities Fund	54,000	360,000	414,000
TEDCO 1	46,111	—	46,111
TEDCO 2	23,056	—	23,056
Total	$212,042	$1,083,624	$1,295,666

		Face	Debt issue	Debt		Balance as of December 31,
Lender / Note	Origination	amount	costs	discount	Maturity	2025	2024
Short-term Notes Payable
Durant Industrial Authority - Forgivable Note*	October 2021	$750,000	$-	$-	April 2029	$750,000	$-
1800 Diagonal Lending - October	October 2024	$174,000	$6,000	$24,000	July 2025	-	135,334
1800 Diagonal Lending - August	August 2024	$290,000	$8,000	$40,000	June 2025	-	290,000
Cedar Advance - July	July 2024	$1,957,150	$-	$607,150	None	1,536,700	1,536,700
Cedar Advance - December	December 2024	$194,500	$-	$56,500	None	57,851	184,700
Cedar Advance - December 2	December 2024	$203,000	$-	$63,000	None	132,898	203,000
Bridgecap Advance	February 2024	$224,850	$-	$74,850	None		-
Pawn Funding	August 2024	$599,600	$-	$199,600	None	249,833	249,833
Core Funding Source	January 2025	$104,930	$-	$34,930	None	-	-
NAHD acq. - note (secured)	June 2022	$350,000	$-	$-	June 2032	264,786	-
NAHD acq. - note (unsecured)	October 2024	$150,000	$-	$-	October 2029	124,621	-
NAHD acq. - note (demand)	various	$33,722	$-	$-	On demand	9,990	-
Quickbooks capital loan	December 2025	$82,027	$-	$-	On demand	82,027	-
Former Chief Executive Officer	December 2023	$85,000	$-	$-	December 2024	17,805	17,000
Less: Unamortized debt discount						(22,336)	(518,186)
						$3,204,175	$2,098,381

*	This note is presented in “Short-term notes payable” for the year ended December 31, 2025, due to litigation between the Company and the lender as further described in Note 21.

The Company’s short-term notes payable had a weighted-average stated interest rate of 1.4% as of December 31, 2025. Several of these obligations are merchant cash advances that do not carry a stated interest rate; the cost of such advances is recognized as the excess of total scheduled remittances over the cash advanced and is amortized to interest expense over the repayment period. Giving effect to the imputed financing cost of these advances, the weighted-average effective interest rate on short-term notes payable was approximately 35.5% as of December 31, 2025.

		Face	Debt issue	Debt		Balance as of December 31,
Lender / Note	Origination	amount	costs	discount	Maturity	2025	2024
Notes Payable
Enhanced Capital Oklahoma Rural Fund	September 2024	$4,000,000	$80,000	$-	September 2029	$4,000,000	$4,000,000
Giant Group America - seller note	December 2025	$1,750,000	$-	$-	April 2028	1,750,000	-
Durant Industrial Authority - Forgivable Note*	October 2021	$750,000	$-	$-	April 2029	-	750,000
Less: Unamortized debt discount						(273,000)	(28,316)
						$5,477,000	$4,721,684

		Face	Debt issue	Debt		Balance as of December 31,
Lender / Note	Origination	amount	costs	discount	Maturity	2025	2024
Due to affiliates
Marble Trital Inc	February 2023	$1,674,096	$-	$-	August 2023	$255,433	$-
Chief Executive Office (see Note 22)	Various	Various	$-	$-	On demand	1,242,772	1,716,244
						$1,498,205	$1,716,244

*	This note is presented in “Short-term notes payable” for the year ended December 31, 2025, due to litigation between the Company and the lender as further described in Note 21.

Scheduled maturities of convertible notes payable, short-term notes payable and notes payable is as follows for the years ending December 31:

2026	$8,951,511
2027	800,000
2028	350,000
Future maturities, gross	$10,101,511
Less: Debt discounts	(384,755)
Future maturities, net	9,716,756

The Company’s debt is carried at amortized cost. The Company has not elected the fair value option under ASC 825-10 for any of its debt instruments. As of December 31, 2025, the Company estimated that the fair value of its debt approximated its carrying value, as the instruments bear interest at rates that approximate current market rates available to the Company for debt with similar terms and remaining maturities. The fair value of the Company’s debt was determined using a discounted cash flow analysis based on observable and unobservable inputs and is classified within Level 3 of the fair value hierarchy.

9. OIL AND GAS PROPERTIES

Oil and gas properties include the cost of properties, equipment and facilities for oil and natural-gas producing activities, excluding any asset retirement obligations. At December 31, 2025, the Company’s oil and gas properties, net consisted of the following:

Oil and gas properties:
Proved properties	$6,226,632
Unproved properties	60,000
Gross oil and gas properties	6,286,632
Less: Accumulated full-cost write downs	-2,082,613
Less: Accumulated depreciation, depletion, amortization	(199,430)
Oil and gas properties, net	$4,004,589

The average depletion rate per barrel equivalent unit of production was $42.67 for the year ended December 31, 2025. Depletion expense for oil and natural gas properties was $199,430 for the year ended December 31, 2025.

10. ASSET RETIREMENT OBLIGATIONS

The Company’s asset retirement obligations primarily relate to the future plugging and abandonment of wells and related assets. The Company estimates the future plugging and abandonment costs of wells, the ultimate productive life of the properties, a risk-adjusted discount rate and an inflation factor in order to determine the current present value of this obligation. To the extent future revisions to these assumptions impact the present value of the existing asset retirement obligation liability, a corresponding adjustment is made to the oil and natural gas property balance.

The following table describes the changes to the Company’s asset retirement obligations liability for the year ended December 31, 2025:

Asset retirement obligations, beginning of period	$-
Liabilities acquired	1,777,335
Accretion expense	70,745
Asset retirement obligations, end of period	$1,848,080

11. ACQUISITIONS

NAHD

On February 2, 2025, the Company entered into the Merger Agreement NAHD. Following the Merger, NAHD and its operating subsidiaries are indirect, wholly owned subsidiaries of the Company. As merger consideration, the Company issued four million (4,000,000) Preferred Shares to NAHD’s shareholders. The Merger Agreement contained conditions to the completion of the Merger, including the filing of the articles of incorporation and/or organization for the merger subsidiaries, and the adoption of board resolutions and/or sole member resolutions by the merger subsidiaries approving the Merger. On February 13, 2025, all of the closing conditions to the Merger Agreement were satisfied or waived, the Preferred Shares were issued to NAHD’s shareholders, and the transactions set forth in the Merger Agreement were completed and closed. The Company has accounted for this transaction as a business combination and has applied the purchase method of accounting in accordance with GAAP.

The following table summarizes the purchase price allocation of the NAHD assets acquired and liabilities assumed.

Fair value of consideration transferred:
Series A Preferred Stock	$18,800,000

Fair value of consideration transferred:
Cash	$13,997
Accounts receivable	81,640
Inventory	9,288
Other assets	25,252
Property, plant and equipment	487,990
Oil and gas assets	4,410,965
Trade name	500,000
Developed technology	1,700,000
Customer relationships	1,800,000
Accounts payable	(452,013)
Accrued expenses	(210,837)
Notes payable, related parties	(2,963,457)
Notes payable	(1,226,465)
Asset retirement obligations	(961,668)
Net assets acquired	3,214,692
Goodwill	15,585,308
Total consideration	$18,800,000

The purchase price allocation above is based on the fair values of the assets and liabilities of NAHD as of the closing date of the NAHD acquisition. The majority of the value of assets acquired and liabilities assumed was measured based on inputs that are not observable in the market and are therefore considered Level 3 inputs. The goodwill recognized as a result of is attributable primarily to expected synergies and the assembled workforce. None of the goodwill is expected to be deductible for income tax purposes.

The Company issued 4,000,000 shares of non-publicly traded Class A Convertible Preferred Stock (“Series A Preferred”) as consideration in its acquisition of New Asia Holdings, Inc. The consideration was measured at its acquisition-date fair value of $18,800,000 ($4.70 per share) as of February 2, 2025, which was a Level 3 measurement under ASC 820. Fair value was estimated using a hybrid method in which the issuer’s total equity value was derived under a market approach by calibrating (“backsolving”) to the closing price of the Company’s publicly traded common stock on the valuation date, and that value was allocated among equity classes using a Black-Scholes option-pricing model with a breakpoint analysis under two probability-weighted scenarios (60% / 40%) reflecting whether the conversion right is approved. Significant unobservable inputs included an expected time to liquidity of 3.0 years, a risk-free rate of 4.3%, a dividend yield of 0.0%, and expected volatility of 95.0% and 75.0% under the respective scenarios.

The fair values of the acquired tangible and intangible assets were determined using the cost and income approaches, including the multi-period excess earnings, lost profits, and relief-from-royalty methods. The trade name intangible asset was valued using the relief-from-royalty method under the income approach. The developed technology intangible asset was valued using the relief-from-royalty method under the income approach, which estimates the present value of the after-tax royalty payments the Company is relieved from paying by owning the technology. The customer relationship intangible assets, which represent the value of existing customer contracts, were valued using the lost profits method under the income approach. The resulting cash flows were discounted at rates determined through a weighted average return on assets analysis. The fair value of acquired property and equipment was determined using the cost approach, which utilized asset listings and cost records with consideration for the reported age, condition, utilization, and economic support of the assets. Oil and natural gas properties were valued using the discounted cash flow method under the income approach, which takes into account production and mineral interest forecasts, projected commodity prices and pricing differentials, and estimates of future capital and operating costs, discounted using a risk adjustment based on expected recoverability. The fair values of asset retirement obligations and inventories were calculated in accordance with the Company’s internal policies as described in Note 3. The fair values of various current assets and liabilities, including accounts receivable and accounts payable, approximate their carrying values as of the closing date of the NAHD acquisition because of the short-term nature of the instruments. The goodwill from this acquisition is included in the SaaS segment.

The results of operations attributable to the NAHD acquisition since the acquisition date have been included in the consolidated statements of operations and include $666,084 in total revenue and $1,765,172 of net loss for the year ended December 31, 2025.

County Line

On April 8, 2025 (the “Effective Date”), the Company entered into an asset purchase agreement (the “Asset Purchase Agreement”) with County Line Industrial LLC (“County Line”) to acquire all of the assets of County Line (the “Assets”) for a purchase price of $1,000,000 (the “Purchase Price”). The acquisition of County Line’s business includes the hiring of County Line’s existing employees, and the hiring of County Line’s sole member.

Pursuant to the Asset Purchase Agreement, the Company was to pay the Purchase Price as follows: a cash payment in the amount of $125,000 due on or before April 15, 2025, a cash payment in the amount of $100,000 due on or before May 15, 2025; a cash payment in the amount of $250,000 due on or before July 15, 2025; and a cash payment in the amount of $525,000 due on or before January 31, 2026. The payments will bear no interest. In addition to the Purchase Price, the Company shall pay its current payable due to County Line, in the amount of $76,000, on or before May 1, 2025. County Line shall pay all obligations of its three vehicles for an approximate total amount of $92,000. The Asset Purchase Agreement was amended during the fourth quarter of 2025 such that the Company was only required to remit $225,000 to acquire the assets.

The Company evaluated the assets acquired as well as the in-place workforce obtained as a result of the purchase of the Assets and determined that the assets and related in-place workforce did not represent an integrated set which included a substantive process. As a result, the Company has accounted for the County Line purchase as an asset acquisition and has allocated the consideration transferred to the Assets on a relative fair value basis. Fair value for the Assets was based on the cost approach, which utilized asset listings and cost records with consideration for the reported age, condition, utilization and economic support of the assets.

Sherman Oil

On May 28, 2025, the Company entered into an asset purchase agreement with Sherman Oil Company LLC and its affiliates (“Sherman”), pursuant to which the Company will acquire approximately 1,600 acres of held-by-production oil leases for oil wells and related equipment located in Wichita County and Wilbarger County, Texas for a purchase price of $1,000,000.

The Company evaluated the assets acquired from Sherman Oil and determined that the assets did not represent an integrated set which included a substantive process. As a result, the Company has accounted for the Sherman Oil assets as an asset acquisition and has allocated the consideration transferred on a relative fair value basis. Fair value for the acquired assets was based on the relative value of the discounted cash of the estimated oil and gas reserves acquired. None of the acquired Sherman leases included unproved properties.

Giant Group

On December 18, 2025 the Company entered into a stock purchase agreement (the “Giant Stock Purchase Agreement”) with Daniel Kroft (the “Seller”) to acquire one hundred percent (100%) of the issued and outstanding securities of Giant Group America Inc. (“Giant”), which operates, through its wholly-owned subsidiary, Giant Containers Inc. (the “Giant Subsidiary”), as a designer and seller of innovative modular shipping container buildings. The purchase price for the acquisition of Giant is $3,500,000 (the “Giant Purchase Price”). The transaction includes the acquisition of Giant’s existing customers and business pipeline,

Pursuant to the Giant Stock Purchase Agreement, the Company will pay the Giant Purchase Price to the Seller as follows: $1,000,000 paid to the Seller in cash at closing; $750,000 paid to the Seller via the issuance of shares of common stock of the Company, par value $0.01, in an agreed share price such that the Seller shall be issued 215,000 shares of Company common stock; and $1,750,000 paid to the Seller via the issuance of a promissory note in favor of Seller (the “Giant Promissory Note”) paid via quarterly installment payments over twenty-four months commencing on April 15, 2026 and ending April 15, 2028, when the entire unpaid balance of principal and interest shall be due and payable in full.

The following table summarizes the purchase price allocation of the Giant assets acquired and liabilities assumed.

Fair value of consideration transferred:
Cash	$1,000,000
Common stock	518,150
Promissory note payable	1,477,000
$2,995,150
Fair value of consideration transferred:
Cash	$8,000
Accounts receivable	281,660
Inventory	46,000
Other assets	12,000
Trade name	600,000
Customer relationships	1,500,000
Accounts payable	(486,000)
Accrued expenses	(419,000)
Contract liabilities	(329,631)
Notes payable	(82,000)
Net assets acquired	1,131,029
Goodwill	1,864,121
Total consideration	$2,995,150

The consideration paid for Giant consisted of a promissory note, the fair value of which was determined to be $1,477,000 as of the December 18, 2025 acquisition date using a discounted cash flow analysis under the income approach, in which the contractual principal payments under the note were discounted to present value at a market-based rate of 14.33% reflecting the credit risk and terms of the instrument. The Company also issued 215,000 restricted shares of its common stock as consideration, the fair value of which was determined to be $518,000 based on the quoted market price of the Company’s common stock of $2.41 per share on the December 18, 2025 acquisition date. The fair values of the acquired intangible assets were determined using the income approach. The trade name intangible asset was valued using the relief-from-royalty method, which estimates the present value of the after-tax royalty payments the Company is relieved from paying by owning the trade name, applying a pre-tax royalty rate and a discount rate. The customer relationship intangible assets, which represent the value of existing customer relationships, were valued using the multi-period excess earnings method, which isolates the after-tax cash flows attributable to the existing customers net of contributory asset charges and discounts them to present value. The discount rates applied to the intangible assets were derived from the Company’s weighted average cost of capital and reconciled to the internal rate of return for the transaction through a weighted average return on assets analysis. The fair values of acquired net working capital and other current assets and liabilities approximate their carrying values as of the closing date of the acquisition because of the short-term nature of the instruments. The goodwill from this acquisition is included in the construction segment.

The results of operations attributable to the Giant acquisition since the acquisition date have been included in the consolidated statements of operations and include $-0- in total revenue and $179,322 of net loss for the year ended December 31, 2025.

Unaudited pro-forma information

The following unaudited pro forma consolidated results of operations for the years ended December 31, 2025 and 2024 assume the acquisitions of NAHD and Giant were completed on January 1, 2024:

	2025	2024
	(Unaudited)	(Unaudited)
Pro-forma total revenues	$6,204,742	$7,480,200
Pro-forma net loss	$(18,803,141)	$(20,457,179)

12. INTANGIBLE ASSETS AND GOODWILL

Intangible assets, which were recorded during the year ended December 31, 2025 in connection with the NAHD and Giant acquisitions (Note 11), is comprised of customer relationships, developed technology and trade names, and consisted of the following as of December 31, 2025:

	Trade Names	Developed Technology	Customer Relationships
Balance at December 31, 2024	$-	$-	$-
Additions	1,100,000	1,700,000	3,300,000
Amortization expense	(46,904)	(155,072)	(163,726)
Balance at December 31, 2025	$1,053,096	$1,544,928	$3,136,274
Estimated useful lives	10 to 15 years	10 years	10 to 17 years

Amortization expense recognized on intangible assets during the year ended December 31, 2025 was $365,702. Amortization expense related to intangible assets was recorded within general and administrative expenses in the accompanying consolidated statements of operations.

Estimated future amortization expense for intangible assets held at December 31, 2025 is as follows:

Year ending December 31,	Total
2026	$528,235
2027	528,235
2028	528,235
2029	528,235
2030	528,235
Thereafter	3,093,123
Total	$5,734,298

The Company tests goodwill for impairment at the reporting unit level annually as of December 31, and more frequently if events or circumstances indicate that the carrying value of a reporting unit may exceed its fair value. The Company has three reporting units, goodwill is allocated to the reporting unit that benefits from the synergies arising from each acquisition.

Changes in the carrying amount of goodwill during the year ended December 31, 2025 were as follows:

	Construction	SaaS	Oil & Gas	Total
Balance at December 31, 2024	$-	$-	$-	$-
Acquired	1,864,121	15,585,308	-	17,449,429
Impairments	-	-	-	-
Balance at December 31, 2025	$1,864,121	$15,585,308	$-	$17,449,429

The Company performed its annual goodwill impairment assessment as of December 31, 2025. For each reporting unit, the Company elected to perform a qualitative assessment to determine whether it was more likely than not that the fair value of the reporting unit was less than its carrying amount.

In performing this assessment, the Company considered the adverse conditions affecting the consolidated entity, including the substantial doubt about its ability to continue as a going concern described in Note 2, the consolidated gross loss, negative working capital, the full-cost ceiling write-down within the oil and gas operations, and the decline in the Company’s common stock price during the year. The Company determined that these conditions arose principally at the corporate holding-company level and within the oil and gas operations, which are not reporting units to which goodwill is assigned, and that they were not indicative of a decline in the fair value of the Construction and SaaS reporting units that carry goodwill.

The Company also considered the following factors specific to the reporting units carrying goodwill:

●	The SaaS and Construction reporting units were acquired during 2025, approximately 10 to 1 months prior to the testing date. The purchase prices in these arm’s-length transactions established the fair value of the acquired businesses in close proximity to the testing date, and management is not aware of events or changes in circumstances specific to these businesses since their acquisition that would indicate a decline in fair value below carrying amount.

●	Both reporting units have continued to perform as expected since acquisition. The operating losses reflected in the segment information are consistent with management’s plans for growth-stage businesses and were anticipated at the acquisition date; they do not represent unanticipated deterioration in the reporting unit’s performance.

●	As a corroborating indicator of fair value, the Company compared the aggregate carrying amount of its reporting units to the fair value of the consolidated entity implied by its market capitalization. The Company’s market capitalization substantially exceeded the aggregate carrying amount of its reporting units as of the testing date - notwithstanding the stockholders’ deficit at the consolidated level, which is attributable to corporate-level indebtedness rather than to the operating reporting units - indicating that the fair value of the reporting units exceeded their respective carrying amounts.

Based on the totality of these factors, the Company concluded that it was not more likely than not that the fair value of any reporting unit was less than its carrying amount, and accordingly no goodwill impairment was recognized.

13. LEASES

Finance Lease

The Company leased certain equipment under non-cancellable finance lease agreements. The leases have remaining lease terms of less than one year. The Company has elected the short-term lease recognition exemption for all leases with a term of 12 months or less. Lease payments for short-term leases are recognized as expense on a straight-line basis over the lease term, and no right-of-use asset or lease liability is recorded for these leases. The Company has also elected the practical expedient to not separate lease components from non-lease components and instead accounts for each lease component and its associated non-lease components as a single lease component.

Supplemental balance sheet information related to the Company’s finance lease as of December 31, 2024, is as follows:

2024
Right-of-use assets, net	$-

Lease liability, current maturities	$66,821

Weighted Average Remaining Lease Term
Finance leases	0.10 year
Weighted Average Discount Rate
Finance leases	3%

As of December 31, 2024 the balance of right-of-use asset was deemed impaired and the Company recorded an impairment loss of $1,015,304.  The impairment was due to non-use of such assets. The Company believes it will not be able to recognize the value of the asset further and has thus deemed it fully impaired. Additionally, the Company recorded an amount of $551,502 as an impairment loss for additional potential amounts due through the estimated remainder of the lease.

Operating Lease

The Company leases its manufacturing facility under the terms of an operating lease in Conroe, Texas. The lease has an effective date of October 1, 2025 and ends on October 30, 2027. The Company is required to make monthly lease payments of $16,000 throughout the term of the lease.

The Company recognized a right of use asset and lease liability in the amount of $348,822 based on an incremental borrowing rate of 10.25%. As the lease did not provide an implicit rate, the Company used an incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments.

Anticipated future lease costs, which are based in part on certain assumptions to approximate minimum annual rental commitments under non-cancellable leases, are as follows:

Year Ending December 31,
2026	$192,000
2027	144,000
Total future lease cost, undiscounted	336,000
Less: Imputed interest	(18,134)
Present value of lease liabilities	$317,866

Total lease expense amounted to $114,821 and $370,238 for the years ending December 31, 2025 and 2024, respectively. The Company paid $114,821 and $370,238 in lease payments during the years ended December 31, 2025 and 2024, respectively, which is included within operating cash flows.

14. CONSTRUCTION BACKLOG

The following represents the backlog of signed construction and engineering contracts in existence at December 31, 2025 and 2024, which represents the amount of revenue the Company expects to realize from work to be performed on uncompleted contracts in progress and from contractual agreements in effect at December 31, 2025 and 2024 on which work has not yet begun:

	2025	2024
Balance - beginning of year	$1,182,955	$1,902,332
New contracts and change orders during the year	1,199,839	4,257,241
Subtotal	2,382,794	6,159,573
Less: contract revenue earned during the year	(2,111,666)	(4,976,618)
Balance - end of year	$271,128	$1,182,955

The Company’s remaining backlog as of December 31, 2025 represents the remaining transaction price of firm contracts for which work has not been performed and excludes unexercised contract options.

The Company expects to satisfy its backlog, which represents the remaining unsatisfied performance obligation on contracts as of December 31, 2025, within one year. The Company has elected the practical expedient that allows it to omit disclosure of remaining performance obligations for contracts with an original expected duration of one year or less. The Company’s backlog, which represents the remaining unsatisfied performance obligations on contracts as of December 31, 2025, is expected to be satisfied within one year.

Although backlog reflects business that is considered to be firm, cancellations, deferrals or scope adjustments may occur. Backlog is adjusted to reflect any known project cancellations, revisions to project scope and cost and project deferrals, as appropriate.

15. SEGMENT REPORTING

The Company’s Chief Operating Decision Maker (CODM) as defined under GAAP, who is the Company’s Chief Financial Officer and Chief Executive Officer, has determined that the Company is currently organized its operations into three segments: Construction, Software-as-a-Service (“SaaS”) and Oil and Gas. We allocate to segment results the operating expenses payroll and related expenses, general and administrative, marketing and business development, and pre-project costs based on usage, which is generally reflected in the segment in which the costs are incurred. These segments reflect the way our CODM evaluates the Company’s business performance and manages its operations. The Construction segment includes the Company’s manufacturing unit SG ECHO and other modules projects. The SaaS segment consists primarily of Machfu and its related industrial IoT products and services. The oil and gas segment reflects the operations of Olenox Corp. The medical segment had minimal activity during the year ended December 31, 2025 and is included within the Corporate segment. Corporate consist of general corporate expenses such as our executive office; the corporate finance, accounting, tax, human resources, risk management, information technology, marketing, and legal groups; corporate overhead and other items not allocated to any of the Company’s segments. From time to time, the Company revises the measurement of each segment’s cost of revenue and operating expenses, including any corporate overhead allocations, as determined by the information regularly reviewed by the CODM. The CODM continually reviews a monthly statement of operations separated by segment, along with an analysis of the significant segment expenses as described below. Information for the Company’s segments, as well as for Corporate and support, is provided in the following table:

	Construction	SaaS	Oil and Gas	Corporate	Consolidated
Year Ended December 31, 2025
Revenue	$2,286,494	$377,617	$288,467	$-	$2,952,578

Significant segment expenses:
Costs of revenue:
Direct labor	584,519	-	-	-	584,519
Materials	1,532,623	-	-	-	1,532,623
Allocated overhead	2,018,499	-	-	-	2,018,499
Other costs of revenue	59,036	-	-	-	59,036
Lease and well operating costs	-	-	965,791	-	965,791
Full cost ceiling write down	-	-	2,082,613	-	2,082,613
Total costs of revenue	4,194,677	-	3,048,404	-	7,243,081

Operating expenses:
Payroll and related	407,725	817,141	-	1,004,546	2,229,412
Professional fees	-	-	-	415,842	415,842
General and administrative	-	534,785	-	6,597,799	7,132,574
Total operating expenses	407725	1351926	-	8018187	9777838
Operating loss	(2315908)	(974309)	(2,759,937)	(8,018,187)	(14,068,341)

Other expense	90,575	(44,872)	-	4,706,146	4,751,849
Loss before income taxes	(2,406,483)	(929,437)	(2,759,937)	(12,724,333)	(18,820,190)

Provision for income taxes	-	-	-	-	-

Net loss attributable to common stockholders	$(2,406,483)	$(929,437)	$(2,759,937)	$(12,724,333)	$(18,820,190)

Total assets	$9,145,580	$19,297,693	$4,004,589	$3,587,845	$36,035,707

Depreciation and amortization	$184,052	$363,836	$199,430	$89,178	$836,496

Capital expenditures	$548,453	$-	$571,000	$-	$1,119,453

	Construction	Medical	Corporate	Consolidated
Fiscal Year Ended December 31, 2024
Revenue	$4,976,618	$-	$-	$4,976,618

Significant segment expenses:
Costs of revenue:
Direct labor	407,241	-	-	407,241
Materials	1,022,874	-	-	1,022,874
Allocated overhead	3,517,750	-	-	3,517,750
Other costs of revenue	272,830	-	-	272,830
Total costs of revenue	5,220,695	-	-	5,220,695

Operating expenses:
Payroll and related	-	-	4,474,176	4,474,176
Professional fees	-	-	3,565,080	3,565,080
Other expenses	75,404	104,174	1,243,704	1,423,282
Total operating expenses	75,404	104,174	9,282,960	9,462,538

Operating loss	(319,481)	(104,174)	(9,282,960)	(9,706,615)
Other expense	(545,947)	-	(9,411,798)	(9,957,745)
Loss before income taxes	(865,428)	(104,174)	(18,694,758)	(19,664,360)
Loss from discontinued operation	-	-	(2,684,678)	(2,684,678)
Net loss attributable to common stockholders	$(865,428)	$(104,174)	$(16,010,080)	$(16,979,682)
Total assets	$4,782,379	$1,406	$1,287,739	$6,071,524
Depreciation and amortization	$512,707		$14,086	$526,793
Capital expenditure	$13,496	$-	$-	$13,496

16. INCOME TAXES

The Company’s provision (benefit) at statutory rates for income taxes consists of the following for the year ended December 31, 2025 and 2024:

	2025	2024
Deferred:
Federal	$(3,144,400)	$(4,070,218)
State and local	(583,960)	(852,357)
Total deferred	(3,728,361)	(4,922,575)
Total provision (benefit) for income taxes	(3,728,361)	(4,922,575)
Less: valuation allowance	3,728,361	4,922,575
Income tax provision	$-	$-

A reconciliation of the federal statutory rate to 0.0% for the year ended December 31, 2025 and 2024 to the effective rate for income from operations before income taxes is as follows:

	2025		2024

Benefit for income taxes at federal statutory rate	$(3,952,240)	(21.0)%	$(4,129,516)	(21.0)%
State and local income taxes, net of federal benefit	(733,987)	(3.9)	(766,910)	(3.9)

Other book tax differences	(199,555)	(1.0)	-	-

Nondeductible loss on stock-settled debt extinguishment	1,157,422	6.1	-

Change in valuation allowance	3,728,360	19.8	4,896,426	24.9
Effective income tax rate	-	0.0%	-	0.0%

The tax effects of these temporary differences along with the net operating losses, net of an allowance for credits, have been recognized as deferred tax assets (liabilities) at December 31, 2025 and 2024 as follows:

	2025	2024
Net operating loss carryforward	$20,186,649	$15,183,149
Bad debt reserve	67,948	34,338
Employee stock compensation	2,955,830	2,847,598
Intangible assets	536,745	544,555
Depreciation	(211,359)	(121,403)
Accrued expenses	232,866	207,966
Change in fair value of investments	(289,475)	1,558,777
Full-cost ceiling write-down — oil & gas	518,571	-
Charity	194	194
Net deferred tax asset	23,997,969	20,255,174
Valuation allowance	(23,997,969)	(20,255,174)
Net deferred tax asset	$-	$-

The Company establishes a valuation allowance, if based on the weight of available evidence, it is more likely than not that some portion or all of the deferred assets will not be realized. During 2024 certain adjustments were made to the Company’s net operating loss carry-forward tax asset for IRC Section 382 limitations. The valuation allowance increased by $3,728,360 and $4,922,575 during the years ended December 31, 2025 and 2024, respectively.

As of December 31, 2025, the Company had a net operating loss carry forward of approximately $80.9 million for Federal and State tax purposes. The net operating loss expires beginning 2030 through 2037 for those losses generated in 2017 and prior years. Approximately $74 million of such net operating losses will carry-forward indefinitely and be available to offset up to 80% of future taxable income each year. Subsequent to December 31, 2019, the Coronavirus Aid, Relief and Economic Security Act (CARES Act) was passed, which temporarily removes such 80% limitation for years 2019 and 2020. The Company’s net operating loss carry-forward may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code.

As required by the provisions of ASC 740, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 0 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. Differences between tax positions taken or expected to be taken in a tax return and the net benefit recognized and measured pursuant to the interpretation are referred to as unrecognized benefits. A liability is recognized (or amount of net operating loss or amount of tax refundable is reduced) for an unrecognized tax benefit because it represents an enterprises potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of ASC 740.

The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expenses. As of December 31, 2025, the Company has no unrecognized tax positions, including interest and penalties. The Company files returns in the United States Federal tax jurisdiction and various other state jurisdictions.

In accordance with ASU 2023-09, the following table presents income taxes paid (net of refunds) for the years ended December 31, 2025 and 2024, disaggregated between domestic federal and state and local jurisdictions. No individual state jurisdiction exceeded 5% of the total income taxes paid in either period.

	2025	2024
U.S. federal	$-	$-
U.S. state and local	-	-
Foreign	-	-
Total income taxes paid, net of refunds	$-	$-

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Tax years 2022 through 2025 remain subject to examination by the federal taxing authority, and tax years 2021 through 2025 remain subject to examination by state taxing authorities. The Company’s 2025 federal and state returns are currently on extension and will be subject to examination upon filing. In addition, because the Company has net operating loss carryforwards, the taxing authorities may examine tax years in which those carryforwards arose to the extent they are utilized in an open year.

17. EARNINGS PER SHARE

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

Because the Company had a net loss as of December 31, 2025, it is prohibited from including potential common shares in the computation of diluted per share amounts. Accordingly, the Company has used the same number of shares outstanding to calculate both the basic and diluted loss per share. The tables below reflect the potentially dilutive securities excluded from the Company’s earnings per share calculation:

	2025	2024
Common stock options	3	3
Restricted common stock units	714	633
Common stock warrants	9,736	9,078
Preferred stock	141,639	-
Convertible notes payable	12,982	-
Total potentially dilutive securities	938,628	9,714

18. STOCKHOLDERS’ EQUITY

Stock splits

On May 2, 2024, the Company effected a 1-for-20 reverse stock split. On September 8, 2025, the Company effected a 1-for-64 reverse stock split. On May 8, 2026, the Company effected a 1-for-10 reverse stock split. All share and per share amounts within the accompanying consolidated financial statements have been adjusted to reflect all stock splits for the years ended December 31, 2025 and 2024, and the May 8, 2026 reverse stock split.

Equity Purchase Agreement

On February 7, 2023, the Company entered into an Equity Purchase Agreement (the “EP Agreement”) and related Registration Rights Agreement (the “Rights Agreement”) with Peak One, pursuant to which the Company has the right, but not the obligation, to direct Peak One to purchase up to $10,000,000 (the “Maximum Commitment Amount”) in shares of the Company’s common stock in multiple tranches upon satisfaction of certain terms and conditions contained in the EP Agreement and the Rights Agreement which includes but is not limited to filing a registration statement with the SEC and registering the resale of any shares sold to Peak One. Further, under the EP Agreement and subject to the Maximum Commitment Amount, the Company has the right, but not the obligation, to submit a Put Notice, as defined in the EP Agreement, from time to time to Peak One (i) in a minimum amount not less than $25,000 and (ii) in a maximum amount up to the lesser of (a) $750,000 or (b) 200% of the Average Daily Trading Value, as defined in the EP Agreement.

In connection with the EP Agreement, the Company issued to Peak One Investments 117 shares of its common stock, and agreed to file a registration statement registering the common stock issued or issuable to Peak One and Peak One Investments under the EP Agreement for resale with the SEC within 60 calendar days of the EP Agreement, as more specifically set forth in the Rights Agreement. The registration statement was declared effective on April 14, 2023

The obligation of Peak One to purchase the Company’s common stock under the EP Agreement began on the date of the EP Agreement, and ends on the earlier of (i) the date on which Peak One shall have purchased common stock pursuant to the EP Agreement equal to the Maximum Commitment Amount, (ii) thirty six (36) months after the date of the EP Agreement, (iii) written notice of termination by the Company or (iv) the Company’s bankruptcy or similar event ((i), (ii) and (iii) collectively, the “Commitment Period”), all subject to the satisfaction of certain conditions set forth in the EP Agreement.

During the Commitment Period, the purchase price to be paid by Peak One for the common stock under the EP Agreement will be 97% of the Market Price, which is defined as the lesser of the (i) closing bid price of the common stock on its principal market on the trading day immediately preceding the respective Put Date, as defined in the EP Agreement, or (ii) lowest closing bid price of the common stock during the Valuation Period, as defined in the EP Agreement, in each case as reported by Bloomberg Finance L.P or other reputable source designated by Peak One.

The EP Agreement and the Rights Agreement contain customary representations, warranties, agreements and conditions to completing future sale transactions, indemnification rights and obligations of the parties. Among other things, Peak One represented to the Company, that it is an accredited investor (as such term is defined in Rule 501(a) of Regulation D under the Securities Act of 1933), and the Company sold the securities in reliance upon an exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933 and Regulation D promulgated thereunder.

During the years ended December 31, 2025 and 2024, the Company issued 0 and 21 shares of common stock, respectively, under the EP Agreement for $28,867.

Issuance of common stock and warrants for debt issuance

During the year ended December 31, 2024, the Company issued 23 shares of common stock and warrants for issuances of debt. The value of the shares and warrants amounted to $251,361, which was originally recorded as a debt discount and fully amortized when the note was extinguished.

Restricted Stock Units

During the year ended December 31, 2024, the Company issued 806 shares of common stock with a value of $1,194,597 for vested restricted stock units.

Conversion

During the year ended December 31, 2024, Peak One converted $802,087 of its principal balance and accrued interest into 241 shares of common stock of the Company. Such conversion was within the terms of the agreement with no gains or losses recognized on the transactions.

Settlement of Accounts Payable

During the years ended December 31, 2025 and 2024, 2,000 and 332 shares of common stock, respectively, were issued resulting from the settlement of accounts payable in the amount of $149,545 and $1,259,681, respectively. For the year ended December 31, 2024, a gain of $121,834 which has been included in additional paid in capital, due to the fact the settlement of accounts payable was from a related party at the time of the transaction. For the year ended December 31, 2025, the Company recognized a loss of $48,179.

Noncontrolling Interest

During the year ended December 31, 2024, SG DevCorp recorded $2,976,140 of additional equity transactions which related to transactions in its own stock from debt issuances to third parties, of which $1,803,980 is recorded in additional paid in capital and $1,290,917 is recorded in noncontrolling interest.

Common Stock Deemed Dividend

During the year ended December 31, 2024, the Company recorded a common stock deemed dividend in the amount of $475,713 from the Conversion Deemed Dividend which resulted from the change in fair value of the conversion prices of the underlying agreements.

Inducements

On March 8, 2024, the Company entered into a warrant inducement agreement (the “Inducement Agreement”) with a certain holder (the “Holder”) of warrants to purchase shares of the Company’s common stock issued in a private placement offering that closed on October 27, 2021 (the “Existing Warrants”). Pursuant to the Inducement Agreement, the Holder of the Existing Warrants agreed to exercise for cash the Existing Warrants to purchase up to 148 shares of common stock, at an exercise price of $3,330 $3,330 per share. The Company recognized common stock deemed dividends in the amount of $1,162,436 which resulted from the excess initial fair value of the New Warrant Shares issued described below. In addition, the Company incurred $454,867 of equity related costs which have been netted with the net proceeds from the July 2022 Offering. The Company received aggregate gross proceeds of approximately $494,213, before deducting placement agent fees and other expenses payable by the Company.

In consideration of the Holders immediate exercise of the Existing Warrants, the Company issued unregistered warrants (the “New Warrants”) to purchase 297 shares of common stock (200% of the number of shares of common stock issued upon exercise of the Existing Warrants) (the “New Warrant Shares”) to the Holder.

In addition, pursuant to the Inducement Agreement, the Company agreed not to issue any shares of common stock or common stock equivalents, as defined in the Inducement Agreement, or to file any other registration statement with the SEC, in each case, subject to certain exceptions) until thirty (30) days after the closing. The Company has also agreed not to effect or agree to effect any Variable Rate Transaction, as defined in the Inducement Agreement, until sixty (60) days after closing.

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

May 2024 Securities Purchase Agreement

On May 3, 2024, the Company entered into a Securities Purchase Agreement (the “May 2024 Securities Purchase Agreement”) for a private placement (the “May 2024 Private Placement”) with a single accredited institutional investor (the “May 2024 Purchaser”). Pursuant to the May 2024 Securities Purchase Agreement, the May 2024 Purchaser agreed to purchase 203 shares (the “Shares”) of the Company’s common stock, and pre-funded warrants to purchase 1,952 shares of common stock in lieu thereof (the “Pre-Funded Warrants”) and common warrants (the “Common Warrants”) to purchase up to 4,310 shares of common stock. Pursuant to the May 2024 Securities Purchase Agreement, the combined offering price of each Shares and Common Warrants was set at $1,860 and the combined offering price of each Pre-Funded Warrants and Common Warrants was set at $1,860. The Shares, the Pre-Funded Warrants, the Common Warrants and the shares of common stock issuable upon exercise of the Pre-Funded Warrants and Common Warrants are collectively referred to herein as the “Securities”.

The Pre-Funded Warrants are exercisable immediately following the date of issuance, may be exercised at any time until all of the Pre-Funded Warrants are exercised in full, and have an exercise price of $0.0001 per share. The Common Warrants are exercisable immediately following the date of issuance, have a term of five years from the effective date of the Registration Statement registering the Shares and the shares of common stock issuable upon exercise of the Pre-Funded Warrants and the Common Warrants and have an exercise price of $1,700 per share. A holder may not exercise any Pre-Funded Warrants that would cause the aggregate number of shares of common stock beneficially owned by the holder to exceed 9.99% of the Company’s outstanding common stock immediately after exercise. A holder may not exercise any Common Warrants that would cause the aggregate number of shares of common stock beneficially owned by the holder to exceed 4.99% of the Company’s outstanding common stock immediately after exercise. The Pre-Funded Warrants and the Common Warrants are subject to adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock and also upon any distributions for no consideration of assets to the Company’s stockholders. In the event of certain corporate transactions, the holders of the Pre-Funded Warrants and the Common Warrants will be entitled to receive, upon exercise of the Pre-Funded Warrants and the Common Warrants, respectively, the kind and amount of securities, cash or other property that the holders would have received had they exercised the Pre-Funded Warrants and the Common Warrants immediately prior to such transaction. The Pre-Funded Warrants and the Common Warrants do not entitle the holders thereof to any voting rights or any of the other rights or privileges to which holders of common stock are entitled.

In the event of a Fundamental Transaction, which term is defined in the Pre-Funded Warrants and the Common Warrants and generally includes (i) the Company, directly or indirectly, in one or more related transactions effects any merger or consolidation of the Company with or into another Person, as defined in the Pre-Funded Warrants and Common Warrants, in which the Company is not the surviving entity (other than a reincorporation in a different state, a transaction for changing the Company’s name, or a similar transaction pursuant to which the surviving company remains a public company), (ii) the Company, directly or indirectly, effects any sale, lease, license, assignment, transfer, conveyance or other disposition of all or substantially all of the Company’s assets in one or a series of related transactions, which, for the avoidance of doubt, shall not include such transactions that do not require approval of the Company’s stockholders, (iii) any, direct or indirect, purchase offer, tender offer or exchange offer, whether by the Company or another Person, is completed pursuant to which holders of common stock are permitted to sell, tender or exchange their shares for other securities, cash or property and has been accepted by the holders of more than 50% of the voting power of the common equity of the Company, (iv) the Company, directly or indirectly, in one or more related transactions effects any reclassification, reorganization or recapitalization of the common stock or any compulsory share exchange pursuant to which the common stock is effectively converted into or exchanged for other securities, cash or property other than a stock split, or (v) the Company, directly or indirectly, in one or more related transactions consummates a stock or share purchase agreement or other business combination, including, without limitation, a reorganization, recapitalization, spin-off, merger or scheme of arrangement, with another Person or group of Persons whereby such other Person or group of Persons acquires more than 50% of the voting power of the common equity of the Company, the holders of the Pre-Funded Warrants and Common Warrants will be entitled to receive upon exercise of the Pre-Funded Warrants and the Common Warrants the kind and amount of securities, cash or other property that the holders would have received had they exercised such warrants immediately prior to such Fundamental Transaction. Additionally, as more fully described in the Common Warrants, in the event of certain Fundamental Transactions, the holders of the Common Warrants will be entitled to receive consideration in an amount equal to the Black Scholes Value, as defined in the Common Warrants, of the remaining unexercised portion of the Common Warrants on the date of consummation of such Fundamental Transaction.

The Private Placement closed on May 7, 2024. The Company received net proceeds from the Private Placement of $3,590,386.

November 2024 inducement

On November 6, 2024, the Company entered into an agreement with a single investor that is an existing holder of warrants to purchase shares of common stock of the Company for cash wherein the investor agreed to exercise the warrants to purchase up 4,310 shares of common stock at a reduced exercise price of $560 per share. The net proceeds amounted to $2,104,868. In consideration for the exercise of the warrants for cash, the investor received new warrants to purchase up to an aggregate of 8,621 shares of common stock. The new warrants are exercisable after stockholder approval at an exercise price of $560 per common share and will expire five years after stockholder approval. The Company recognized common stock deemed dividends in the amount of $3,983,447 which resulted from the excess initial fair value of the new warrants issued.

Pre-funded warrant exercises

Commencing on July 31, 2025, and ending on August 8, 2025, the Company received exercises notices for a total of 27,975 Pre-Funded Warrants and were correspondingly issued 27,975 shares of common stock of the Company. Additionally, during the year ended December 31, 2024, 46 Pre-Funded Warrants were exercised.

Issuance of common stock for preferred

During the year ended December 31, 2025, the Company issued 3,913 shares of common stock for the relinquishment of 151,360 preferred shares, which were issued in connection with the Merger of NAHD. Such shares were issued to former stockholders of NAHD. The transaction was accounted for as an equity-to-equity exchange with a reduction to the preferred stock value and a corresponding increase to common stock and additional paid-in capital.

April Private Placement

On April 14, 2025, the Company consummated a private placement (the “April Private Placement”) pursuant to a securities purchase agreement (the “April Purchase Agreement”) with institutional investors (the “April Purchasers”) for the purchase and sale of approximately $8 million of shares of the Company’s common stock and investor warrants at a price of $251 per Common Unit. The Company issued 3,913 shares of common stock in this transaction. This offering consisted of the sale of Common Units (or Pre-Funded Units), each consisting of (i) one (1) share of common stock or one (1) Pre-Funded Warrant (the “April Pre-Funded Warrants”), (ii) one (1) Series A PIPE Common Warrant to purchase one (1) share of common stock per warrant at an exercise price of $402 (the “Series A Warrant”) and (iii) one (1) Series B PIPE Common Warrant to purchase one (1) share of common stock per warrant at an exercise price of $627 (the “Series B Warrant” and together with the Series A Warrant, the “Series Warrants”).

The initial exercise price of each Series A Warrant is $402 per share of common stock. The Series A Warrants are exercisable following stockholder approval and expire five (5) years thereafter. The number of securities issuable under the Series A Warrant is subject to adjustment as described in more detail in the Series A Warrant. The initial exercise price of each Series B Warrant is $627 per share of common stock or pursuant to an alternative cashless exercise option. The Series B Warrants are exercisable following stockholder approval and expire two and one-half (2.5) years thereafter. The number of securities issuable under the Series B Warrant is subject to adjustment as described in the Series B Warrant.

Each April Pre-Funded Warrant is exercisable for one share of common stock for $0.0001 immediately upon issuance until all of the April Pre-Funded Warrants are exercised in full. The number of April Pre-Funded Warrant shares are subject to adjustments for stock splits, recapitalizations, and reorganizations. The shares of common stock, shares underlying the Series A Warrants and shares underlying the Series B Warrants are collectively referred to as the “Securities”.

In connection with the April Private Placement, the Company entered into a registration rights agreement with the April Purchasers on April 14, 2025 (the “April 2025 Registration Rights Agreement”), pursuant to which the Company is required to file a registration statement covering the resale of the Securities by April 30, 2025.

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

The April Purchase Agreement contains customary representations and warranties, indemnification rights, agreements and obligations, conditions to closing and termination provisions. The offering closed on April 14, 2025. The net proceeds to the Company from the Offering were $6,636,205, after deducting placement agent fees and the payment of other offering expenses associated with the offering that were payable by the Company.

On July 17, 2025, the Company entered into an Exchange Agreement (the “Exchange Agreement”) by and among the Company and the April Purchasers. Pursuant to the Exchange Agreement, the parties intended to effect a voluntary security exchange transaction (the “Exchange Transaction”) whereby the April Purchasers exchanged the Series Warrants previously purchased in the April Private Placement for an aggregate of 60,000 shares of Series B Preferred Stock (the “Exchange Shares”), with the Series B Convertible Preferred Stock’s rights and preferences being set forth on that certain certificate of designation (the “Certificate of Designation”) of the Company, filed with the State of Delaware on July 17, 2025. The Exchange Agreement contains other customary provisions including representations and warranties for the Company and the April Purchasers, governing law, and notice.

May 2025 ELOC

On May 29, 2025 the Company entered into a Stock Purchase Agreement (the “ELOC Purchase Agreement”) with Generating Alpha Ltd., a Saint Kitts and Nevis Company (the “ELOC Purchaser”), whereby the Company shall issue and sell to the ELOC Purchaser, subject to the terms and conditions of the ELOC Purchase Agreement, up to an aggregate of $100 million (the “ELOC Commitment Amount”) of newly issued shares (the “ELOC Shares”) of the Company’s common stock.

The Company does not have a right to commence any sales of its common stock to the ELOC Purchaser under the ELOC Purchase Agreement until the time when all of the conditions to the Company’s right to commence sales of common stock to the ELOC Purchaser set forth in the ELOC Purchase Agreement have been satisfied, including that a registration statement of such shares is declared effective by the SEC and the final form of prospectus is filed with the SEC (the “ELOC Commencement Date”). Over the period ending on the earlier of May 8, 2026, or the date on which the ELOC Purchaser shall have purchased ELOC Shares pursuant to the ELOC Purchase Agreement for an aggregate purchase price of the ELOC Commitment Amount, the Company will control the timing and amount of any sales of ELOC Shares to the ELOC Purchaser. Actual sales of shares of common stock to the ELOC Purchaser under the ELOC Purchaser Agreement will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions, the trading price of the common stock and determinations made by the Company as to appropriate sources of funding.

The purchase price of ELOC Shares that the Company elects to sell to the ELOC Purchaser pursuant to the ELOC Purchase Agreement will be equal to the lowest traded price of Common Stock during the seven (7) trading days prior to the applicable closing date multiplied by 90%.

Series A Preferred Stock

As of December 31, 2025, the Company had 3,848,640 shares of Series A Preferred Stock issued and outstanding. The rights and privileges of the Series A Preferred Stock are as follows:

-	Dividends - Holders shall be entitled to receive, and the Company shall pay, dividends on shares of the Series A Preferred Stock equal (on an as-if-converted-to-Common-Stock basis, disregarding for such purpose any conversion limitations hereunder) to and in the same form as dividends actually paid on shares of the common stock when, as and if such dividends are paid on shares of the common stock. No other dividends shall be paid on shares of the Series A Preferred Stock. The Company shall not pay any dividends on the common stock unless the Company simultaneously complies with this provision.

-	Voting Rights. None

-	Liquidation. None

-	Conversion. Each share of the Series A Preferred Stock has the right to convert into shares of common stock of the Company at a ratio of 1 for 0.0234375, meaning each 640 Series A Preferred Stock will convert into 15 shares of the Company’s common stock.

Series B Preferred Stock

As of December 31, 2025, the Company had 2,084 shares of Series B Preferred Stock issued and outstanding. The rights and privileges of the Series B Preferred Stock are as follows:

-	Dividends - Holders shall be entitled to receive, and the Company shall pay, dividends on shares of the Series B Preferred Stock equal (on an as-if-converted-to-Common-Stock basis, disregarding for such purpose any conversion limitations hereunder) to and in the same form as dividends actually paid on shares of the common stock when, as and if such dividends are paid on shares of the common stock. No other dividends shall be paid on shares of the Series B Preferred Stock. The Company shall not pay any dividends on the common stock unless the Company simultaneously complies with this provision.

-	Voting Rights. Except as otherwise provided herein or as otherwise required by law, the issuance of preferred stock has limited voting power, such that the preferred stock would vote as if converted at the “Nasdaq Minimum Price” as defined in Listing Rule 5635(d)(1), on the date of issuance. Notwithstanding the foregoing, the holders of the Series B Preferred Stock shall not be permitted to vote in excess of 19.99% until shareholder approval for the Series B Preferred Stock is obtained. Additionally, as long as any shares of Series B Preferred Stock are outstanding, the Company shall not, without the affirmative vote of the Holders of at least 67% of the then-outstanding shares of the Series B Preferred Stock, (a) alter or change adversely the powers, preferences or rights given to the Series B Preferred Stock or alter or amend this Certificate of Designation, (b) authorize or create any class of stock ranking as to dividends, redemption or distribution of assets upon a Liquidation, as defined in Section 5, senior to, or otherwise pari passu with, the Series B Preferred Stock, (c) amend its certificate of incorporation or other charter documents in any manner that adversely affects any rights of the Holders, (d) increase the number of authorized shares of Series B Preferred Stock, or (e) enter into any agreement with respect to any of the foregoing.

-	Liquidation. Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary (a “Liquidation”), prior and in preference to common stock and all other common stock equivalents of the Company other than those securities which are explicitly senior or pari passu to the Series B Preferred Stock in dividend rights or liquidation preference (the “Junior Stock,” the Holders shall be entitled to receive out of the assets, whether capital or surplus, of the Company an amount in cash equal to $1,000 per share (the “Stated Value”), plus any accrued and unpaid dividends thereon and any other fees or liquidated damages then due and owing thereon under this Certificate of Designation, for each share of Series B Preferred Stock, and if the assets of the Company shall be insufficient to pay in full such amounts, then the entire assets to be distributed to the Holders shall be rateably distributed among the Holders in accordance with the respective amounts that would be payable on such shares if all amounts payable thereon were paid in full. The preference set forth in this Section 5 shall apply mutatis mutandis to any distributions to be made upon the consummation of a Fundamental Transaction, as defined. The Company shall mail written notice of any such Liquidation, not less than 45 days prior to the payment date stated therein, to each Holder.

-	Conversion. Each share of the Series B Preferred Stock shall be convertible into 7.8125 shares of the Company’s common stock.

Series C Preferred Stock

As of December 31, 2025, the Company had 4,500 shares of Series C Preferred Stock issued and outstanding. The rights and privileges of the Series C Preferred Stock are as follows:

-	Dividends - Holders shall be entitled to receive, and the Company shall pay, dividends on shares of the Series C Preferred Stock equal (on an as-if-converted-to-Common-Stock basis, disregarding for such purpose any conversion limitations hereunder) to and in the same form as dividends actually paid on shares of the common stock when, as and if such dividends are paid on shares of the common stock. No other dividends shall be paid on shares of Series C Preferred Stock. The Company shall not pay any dividends on the common stock unless the Company simultaneously complies with this provision.

-	Voting Rights. the Series C Preferred Stock shall have no voting rights other than such voting rights as such holders may have as a class pursuant to the Delaware Code.

-	Liquidation. Upon any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, payments to the holders of the Series C Preferred Stock shall be treated pari passu with the Company’s common stock, except that the payment on each share of Series C Preferred Stock shall be an amount equal to One Dollar ($1.00) for each such share of the outstanding Series C Preferred Stock held by such Holder (as adjusted for any combinations, consolidations, stock distributions or stock dividends with respect to such shares), before any payment shall be made or any assets distributed to the holders of the common stock, and, after such payment, the remaining assets of the Company shall be distributed to the holders of the common stock.

-	Conversion. Each share of the Series C Preferred Stock shall be convertible into34.48 shares of the Company’s common stock.

The Company received proceeds of 2,799,500 from the issuance of Series C Preferred Stock during the year ended December 31, 2025.

Series D Preferred Stock

As of December 31, 2025, there were no outstanding shares of Series D Preferred Stock issued and outstanding. The rights and privileges of the Series D Preferred Stock are as follows:

-	Dividends - The Series D Preferred Stock shall have no right to receive dividends.

-	Voting Rights. the Series D Preferred Stock shall have no voting rights other than such voting rights as such holders may have as a class pursuant to the Delaware Code.

-	Liquidation. Upon any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, payments to the holders of Series D Preferred Stock shall be treated pari passu with the Company’s common stock, except that the payment on each share of Series D Preferred Stock shall be an amount equal to Fifty Cents ($0.50) for each such share of the outstanding Series D Preferred Stock held by such Holder (as adjusted for any combinations, consolidations, stock distributions or stock dividends with respect to such shares), before any payment shall be made or any assets distributed to the holders of the common stock, and, after such payment, the remaining assets of the Company shall be distributed to the holders of the common stock.

-	Conversion. Each share of the Series D Preferred Stock shall be convertible into 2 shares of the Company’s common stock.

19. WARRANTS

In connection with the issuance of the Holdings Debenture in January 2024, the Company issued the Peak Warrant #3 to purchase up to 29 shares of the Company’s common stock to Peak Ones designee, as described in the January 2024 Purchase Agreement. The Peak Warrant #3 expires five years from its date of issuance. The Peak Warrant #3 is exercisable, at the option of the holder, at any time, for up to 29 of shares of common stock of the Company at an exercise price equal to $6,780 (the Exercise Price), subject to adjustment for any stock splits, stock dividends, recapitalizations and similar events, as well as anti-dilution price protection provisions that are subject to a floor price as set forth in the Peak Warrant #3. The Peak Warrant #3 provides for cashless exercise under certain circumstances. The initial fair value of the Peak Warrant #3 amounted to $109,161 and was recorded, in combination with common stock issued above, as a debt discount of $251,361 at the time of issuance of the Debenture.

In connection with the Private Placement in May 2024, the Company issued common warrants (the Common Warrants) to purchase up to 4,310 shares of the Company’s common stock. The Common Warrants are exercisable immediately following the date of issuance, have a term of five years from the effective date of the corresponding registration statement registering the shares of Company common stock and the shares of Company common stock issuable upon exercise of the Common Warrants and have an exercise price of $1,700 per share. A holder may not exercise any Common Warrants that would cause the aggregate number of shares of common stock beneficially owned by the holder to exceed 4.99% of the Company’s outstanding common stock immediately after exercise. The Common Warrants are subject to adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock and also upon any distributions for no consideration of assets to the Company’s stockholders. In the event of certain corporate transactions, the holders of the Common Warrants will be entitled to receive, upon exercise of the Common Warrants the kind and amount of securities, cash or other property that the holders would have received had they exercised the Common Warrants immediately prior to such transaction. The Common Warrants do not entitle the holders thereof to any voting rights or any of the other rights or privileges to which holders of common stock are entitled. These warrants were exercised in connection with the November Inducement during the year ended December 31, 2024.

In connection with the November Inducement, in consideration for the exercise of the Existing Warrants for cash, the investor received new warrants (the “New Warrants”) to purchase up to an aggregate of 8,621 shares of common stock. The New Warrants are exercisable after stockholder approval at an exercise price of $560 per common share and will expire five years after stockholder approval.

Warrant activity or the years ended December 31, 2025 and 2024 are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding and exercisable – December 31, 2023	215	$59,900	2.75	-
Granted	15,317
Expired	(4)
Exercised	(6,450)
Outstanding and exercisable - December 31, 2024	9,078	$760	4.82	$-
Granted	28,678
Expired	(6)
Exercised	(28,014)
Outstanding and exercisable - December 31, 2025	9,736	$721.03	3.82	$-

The fair value of warrants granted during the year ended December 31, 2025 and 2024 were valued using a Black-Scholes Value model, with the following assumptions

	2025	2024
Risk-free interest rate	4.48%	3.9-4.17%
Contractual term	5 years	5 years
Dividend yield	0%	0%
Expected volatility	143%	98-137%

20. SHARE-BASED COMPENSATION

On October 26, 2016, the Company’s Board of Directors approved the issuance of up to 2 shares of the Company’s common stock, in the form of restricted stock or options (2016 Stock Plan). Effective January 20, 2017, the 2016 Stock Plan was amended and restated, as further amended effective June 1, 2018, July 30, 2020, August 18, 2021, and as further amended on October 5, 2023, (collectively, the “Incentive Plan”). The Incentive Plan authorizes the issuance of up to 8,625,000 shares of common stock. It authorizes the issuance of equity-based awards in the form of stock options, stock appreciation rights, restricted shares, restricted share units, other share-based awards and cash-based awards to non-employee directors and to officers, employees and consultants of the Company and its subsidiaries, except that incentive stock options may only be granted to the Company’s employees and its subsidiary’s employees. The Incentive Plan expires on October 26, 2026, and is administered by the Company’s Compensation Committee of the Board of Directors. Each of the Company’s employees, directors, and consultants are eligible to participate in the Incentive Plan. As of December 31, 2025, there were 0 shares of common stock available for issuance under the Incentive Plan.

Stock-based compensation expense is included in the consolidated statements of operations as follows:

	Year Ended December 31,
	2025	2024
Payroll and related expenses	$434,665	$1,028,792

Because the Company does not have significant historical data on employee exercise behavior, the Company uses the Simplified Method to calculate the expected life of the stock-based option awards granted to employees. The simplified method is calculated by averaging the vesting period and contractual term of the options.

The following table summarizes stock-based option activities and changes during the years ended December 31, 2025 and 2024, as described below:

	Number of Options	Weighted Average Fair Value Per Share	Weighted Average Exercise Price Per Share	Weighted Average Remaining Terms (in years)	Aggregate Intrinsic Value
Outstanding December 31, 2023	3	$317,440	$1,007,490	3.34	$-
Granted
Exercised
Cancelled
Outstanding December 31, 2024	3	$317,440	$1,007,490		$-
Granted
Exercised
Cancelled
Outstanding December 31, 2025	3	317,440	1,007,490	2.25	$-
Exercisable December 31, 2024	3	317,440	$1,007,490
Exercisable December 31, 2025	3	317,440	$1,007,490		$-

Restricted Stock Units

During the year ended December 31, 2024, a total of 69, 23 and 16 of restricted stock units were granted to Mr. Galvin, Ms. Kaelin and an employee of the Company, respectively, under the Company’s stock-based compensation plan at a fair value of $1,450 per share, which represents the closing price of the Company’s common stock at the grant date. The restricted stock units vested immediately.

As of December 31, 2025 and 2024, there was a total of $56,415 and $401,076, respectively, in unrecognized compensation costs related to non-vested restricted stock units.

The following table summarized restricted stock unit activities during the years ended December 31, 2025 and 2024:

Number of Shares
Non - vested balance at December 31, 2023	-
Granted	1,340
Vested	(707)
Forfeited/Expired	-
Non - vested balance at December 31, 2024	633
Granted	132
Vested	(78)
Forfeited/Expired	-
Non - vested balance at December 31, 2025	687

Treasury Stock

The Company accounts for treasury stock under the cost method. Shares repurchased are recorded as treasury stock at the cost of the shares acquired and presented as a reduction of stockholders’ equity in the consolidated balance sheets. Upon reissuance of treasury shares, any excess of the issuance price over cost is credited to additional paid-in capital, and any deficit is charged first to additional paid-in capital to the extent of previously recorded credits arising from reissuances of treasury shares, and then to accumulated deficit. As of December 31, 2025 and 2024, the Company held 5 treasury shares with an aggregate carrying value of $92,396. There were no treasury share acquisitions or reissuances during the years ended December 31, 2025 or 2024.

21. Commitments and Contingencies

Legal Proceedings

The Company is subject to certain claims and lawsuits arising in the normal course of business. The Company assesses liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. Where it is probable that the Company will incur a loss and the amount of the loss can be reasonably estimated, the Company records a liability in its consolidated financial statements. These legal accruals may be increased or decreased to reflect any relevant developments on a quarterly basis. Where a loss is not probable or the amount of the loss is not estimable, the Company does not record an accrual, consistent with applicable accounting guidance. Based on information currently available, advice of counsel, and available insurance coverage, the Company believes that the established accruals are adequate and the liabilities arising from the legal proceedings will not have a material adverse effect on its consolidated financial condition, results of operations and cash flows. However, that in light of the inherent uncertainty in legal proceedings there can be no assurance that the ultimate resolution of a matter will not exceed established accruals. As a result, the outcome of a particular matter or a combination of matters may be material to the results of operations and cash flows for a particular period, depending upon the size of the loss or the income for that particular period.

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

Pizzarotti’s suit arose from a contract dated April 3, 2018 that it executed with Phipps whereby Pizzarotti, a construction manager, engaged Phipps to perform stone procuring and tile work at a construction project located at 161 Maiden Lane, New York 10038. Pizzarotti’s claims against the Company arise from a purported assignment agreement dated August 10, 2018, whereby Pizzarotti claims that the Company agreed to assume certain obligations of Phipps under a certain trade contract between Pizzarotti and Phipps. Phipps claims against the Company arise from a purported Assignment Agreement, dated as of May 30, 2018, between Pizzarotti, Phipps and the Company (the “Assignment Agreement”), pursuant to which, it is alleged, that the Company agreed to provide a letter of credit in connection with the sub-contracted work to be provided by Phipps to Pizzarotti.

The Company believes that the Assignment Agreement was void for lack of consideration and moved to dismiss the case on those and other grounds. On June 17, 2020, the New York Supreme Court entered an order dismissing certain claims against the Company brought by cross claimant Phipps. Specifically, the court dismissed Phipps claims for indemnification, contribution, fraud, negligence and negligent misrepresentation. However, the court did not dismiss Phipps claim for breach of the Assignment Agreement. The issue of the validity of the Assignment Agreement, and the Company’s defences to the claims brought by the plaintiff Pizzarotti and cross claimant Phipps, are being litigated. The Company maintains that the Assignment Agreement, to the extent valid and enforceable, was properly terminated and/or there are no damages, and, consequently, that the claims brought against the Company are without merit. The Company intends to continue to vigorously defend the litigation. The parties have engaged in written discovery but no depositions have been conducted as of yet. By motion dated February 24, 2021, Pizzarotti moved to stay the entire action pending the outcome of a separate litigation captioned Pizzarotti, LLC v. FPG Maiden Lane, LLC et. al., Index No. 651697/2019, involving some of the same parties (but excluding the Company). Phipps cross moved to consolidate the two actions. The Company opposed both motions. On April 26, 2021, the court denied both motions and directed the parties to meet and confer concerning the scheduling of depositions. On May 10, 2021, the parties jointly filed with the court a proposed order providing the completion of depositions of all parties and non-parties by September 30, 2021. On April 4, 2024, the court entered an order setting forth the following dates for the completion of the parties depositions: (1) deposition of plaintiff shall occur by May 31, 2024, (2) deposition of Phipps shall occur by June 30, 2024, (3) deposition of the Company shall occur by July 20, 2024, (4) deposition of Mr. Shetty shall occur by August 9, 2024, (5) deposition of FPG Maiden Lane, & J. Landau shall occur by August 30, 2024, and (6) depositions of non-parties shall occur by September 30, 2024. Litigation is subject to many uncertainties, and the outcome of this action is not predicted with assurance. The Company is currently unable to predict the outcome or possible recovery or loss or range of loss, if any, associated with the resolution of this litigation, and, accordingly, the Company has made no provision related to this matter in the accompanying consolidated financial statements.

CPF GP 2019-1, LLC Litigation

In September 2023, a suit was filed in the form of a declaratory judgment to say CPF GP did not owe certain monies to the Company. The Company filed counterclaims for the amounts owed. The case settled in February 2024 in exchange for mutual dismissals and monthly payments of the balance due, which is $745,000 in total to the Company from CPF GP.  To date, the Company has not received monthly payments and has not recorded this gain.

Farnam Litigation

In October 2023, Farnam Street Financial, Inc. (“Farnam”) filed suit against the Company in the United States District Court for the District of Minnesota (Case No. 23-CV-3212) alleging breaches by the Company under a certain lease agreement between Farnam and the Company dated as of October 13, 2021. Farnam sought monies owed under such lease agreement. On August 1, 2024, the Company, SG Echo and SG Environmental Solutions Corp. (“SG Environmental”), a wholly owned subsidiary of the Company, entered into a settlement agreement (the “Settlement”) with Farnam to resolve the pending litigation. Simultaneously with the execution of the Settlement, (i) the Company, SG Environmental and Farnam entered into an assignment and assumption agreement, pursuant to which SG Environmental was substituted for the Company as the lessee under the lease agreement, and (ii) SG Environmental and Farnam executed a new Lease Schedule No. 001R (Schedule 1R), which replaced the prior schedule in its entirety. The terms of the Settlement included the following: (i) SG Environmental will be the signatory as the Lessee under the lease; (ii) the initial term (the Initial Term) of Schedule 1R is 18 months; (iii) the Commencement Date of Schedule 1R is August 1, 2024; (iv) the original cost of the equipment subject to Schedule 1R is $1,556,163.00; (v) so long as there has been no default under the lease and Schedule 1R, SG Environmental shall have the option to purchase the equipment at the end of the Initial Term for thirty-five percent (35%) of the original cost of the equipment, or $544,657.05, plus applicable taxes; (vi) the Monthly Lease Charge under Schedule 1R is $65,880.95, plus applicable taxes; and (vii) SG Environmental shall provide a new security deposit under Schedule 1R in the amount of $167,056.00, which shall be paid on or before August 1, 2024. Simultaneously with the execution of the Settlement, the Company and SG Echo executed a guaranty, whereby each of the Company and SG Echo jointly and severally guarantee SG Environmentals’ full and prompt payment and performance under the lease and Schedule 1R. Per the Settlement, Farnam shall retain as income all prior payments from the Company (or any Company affiliate) under the lease, the prior schedule, or any other agreement with the Company or its affiliates, including all monthly lease charges, interim rent, taxes, interest, fees, late charges, and any security deposits, including the deposit under the prior schedule. Under the terms of the Settlement, Farnam and the Company each agree to waive and release any and all claims against the other, except with respect to each party’s performance under the Settlement and each partys future obligations under the lease, Schedule 1R and guaranty agreements. The case remains ongoing as disputes have arisen post-Settlement between the Company and Farnam. As of December 31, 2025, the Company cannot estimate any potential loss, besides the original amounts of approximately $1.5 million which are included in accounts payable and accrued expenses on accompanying consolidated balance sheets.

American Express Litigation

In December 2023, American Express Travel Related Services Company, Inc. (AMEX) filed suit against the Company in the Supreme Court of the State of New York, County of New York (Case No. 162231/2023) alleging breaches of a commercial credit card agreement between AMEX and the Company, dated as of November 8, 2022. AMEX sought monies owed under the commercial credit card agreement, with a balance of $232,218.94 as of the commencement of the action. In August 2024, AMEX filed a Motion for Default Judgment, which was granted by the court on or about September 19, 2024, for the amount of damages requested in AMEXs motion. As of December 31, 2025, the estimated potential loss to the Company is approximately $232,000 which is included in accounts payable and accrued expenses on accompanying consolidated balance sheets.

Choctaw Litigation

In March 2024, the Choctaw Nation of Oklahoma (“Choctaw Nation”) filed suit against SG Echo and the Company in the District Court of Bryan County, State of Oklahoma (Case No. CJ-2024-41) alleging: (a) breaches by SG Echo under a certain commercial lease agreement between SG Echo and the Choctaw Nation related to commercial property located at 2917 Big Lots Road, Durant, Oklahoma 74701; and (b) declaratory and injunctive relief relating to certain cranes, declaring the Choctaw Nation to be the owner of the cranes and not SG Echo. The Company disputes the Choctaw Nations allegations. As of December 31, 2025, the case remains pending. As of December 31, 2025, the estimated potential loss to the Company is approximately $138,000 which is included in accounts payable and accrued expenses on accompanying consolidated balance sheets.

Durant Industrial Authority Litigation

In November 2024, the filed suit against the Company, SG Echo, and among others, alleging breaches by the Company and SG Echo under a certain forgivable promissory note executed between SG Echo as the borrower and the Authority as the lender in the principal sum of $750,000, the Forgivable Note. The indebtedness under the Forgivable Note would be forgiven in three separate phases based upon the schedule set forth in the Forgivable Note. The Authority’s allegations include, among others, that due to SG Echos’ alleged breaches, the Forgivable Note is no longer forgivable and has been accelerated and is due in full. The Company and SG Echo dispute the Authoritys allegations. As of December 31, 2025, the case remains pending. As of December 31, 2025, the Company cannot estimate any additional potential loss, however as of December 31, 2025, the $750,000 is included in short-term notes payable on the accompanying consolidated balance sheets.

Rulien Litigation

In March, 2024, Rulien Advisors, LLC (“Rulien”) filed suit against the Company in the Supreme Court of the State of New York Commercial Division, Kings County (Case No. 506426/2024) alleging breaches of a consulting agreement entered into by the Company and Rulien dated as of December 17, 2018 (the “Consulting Agreement”), whereby the Company engaged Rulien to act as a non-exclusive independent sales representative to promote the sale of, and to solicit orders for, products and services offered for sale by the Company. Rulien alleges that it has earned commissions of $1,373,750 for (a) the alleged sale of property located at 1900 American Drive, Lago Vista, Texas, and (b) the Company’s spin-off of the Company’s wholly-owned subsidiary, Safe and Green Development Corporation, into a separate publicly traded company listed on the Nasdaq stock exchange. The Company disputes Rulien’s claims. The case remains pending. The Company is currently unable to predict the outcome or possible recovery or loss or range of loss, if any, associated with the resolution of this litigation, and, accordingly, the Company has made no provision related to this matter in the accompanying consolidated financial statements.

Caliber Litigation

In June 2024, Caliber Corporate Advisers, LLC (“Caliber”) filed suit against the Company in the Supreme Court of the State of New York, County of New York (Case No. 652893/2024) alleging breaches of a Consulting Services Agreement between Caliber and the Company (the “Services Agreement”), alleging a balance owed of $46,350. The Company disputes Caliber’s claims, and claims that Caliber failed to provide meaningful services as set forth in the Services Agreement. As of December 31, 2025, the case remains pending. As of December 31, 2025, the Company cannot estimate any potential loss.

MDisrupt Litigation

In August 2024, MDisrupt, Inc. (“MDisrupt”) filed suit against Safe and Green Medical Corporation (“SG Medco”) and the Company in the 353rd District Court of Travis County, Texas (Case No. D-1-GN-24-003213) alleging breaches of a consulting services agreement between SG Medco and MDisrupt entered into on or about September 20, 2023 (the “MDisrupt Services Agreement”), alleging a balanced owed of $183,901. SG Medco and the Company dispute MDisrupt’s allegations. Further, the Company was not party to the MDisrupt Services Agreement. As of December 31, 2024, the case remains pending. As of December 31, 2024, the estimated potential loss to the Company is $183,901 which is included in accounts payable and accrued expenses on accompanying consolidated balance sheets.

Prakash Chakravarthi Arbitration

In April 2026, Prakash Chakravarthi (“Prakash”) filed a complaint and demand for arbitration against NAHD, Olenox, and the Company in Dallas, Texas alleging breaches of the Plan and Agreement of Reorganization (“PAR Agreement”), dated November 8, 2024, by and among NAHD and the shareholders of Machfu, alleging unpaid bank loans and a credit card of Machfu of approximately $513,000, of which Prakash is the personal guarantor. The Company disputes Prakash’s claims and claims that Prakash breached the applicable representations and warranties set forth in the Agreement. As of December 31, 2025, the estimated potential loss to the Company is $513,000, which is included in accounts payable and accrued expenses on accompanying consolidated balance sheets.

Machfu Employees Litigation

In April 2026, Prakash Chakravarthi, Minakshisundaran Anand, Bharath Kishan, Ajinkya Wakhale, Karen Shariati, and Stanislav Bobovych (collectively, the “Machfu Employees”) filed suit against Machfu, NAHD, Olenox., and the Company in the United States District Court for the District of Maryland (Case No. 26-cv-01614-PX) alleging unpaid wages, retaliatory termination, among others. The Company disputes the claims made by the Machfu Employees. The Company believes that Machfu has suffered significant harm as a direct result of the actions of Machfu Employees, resulting in lost revenues. The Company is preparing its answer and counterclaims. The estimated potential loss to the Company is $107,783.57, which is included in accounts payable and accrued expenses on the accompanying balance sheets.

Sara Garcia Litigation

In March 2026, Sara Garcia (“Ms Garcia”) filed a Statement of Claim against Giant and the Company in the Ontario Superior Court of Justice (Court File No. CV-26-00005478-000) alleging wrongful dismissal in the amount of $186,666.67, breach of contract, accrued vacation pay, among others. The Company disputes Ms Garcia’s claims and shortly will be filing its statement of defence. The Company acquired Giant on or about December 18, 2025. Ms Garcia was an employee of Giant at the time of the acquisition. Ms. Garcia was terminated on February 3, 2026 due to Ms Garcia’s performance failures, failure to cooperate with superiors, failure to turn over access and control of Giant’s essential accounts to the Company, including Giant’s bank accounts, Giant’s internal software accounts, Giant’s external software accounts, Giant’s accounting software, among others. As of December 31, 2025, the Company cannot estimate any potential loss.

SG Blocks, Inc. v HOLA Community Partners, et. al.

On April 13, 2020, Plaintiff, SG Blocks, filed a Complaint against HOLA Community Partners (“HCP”), Heart of Los Angeles Youth, Inc. (“HOLA”) (HCP and HOLA are collectively referred to as the “HOLA Defendants”), and the City of Los Angeles (the “City”) in the United States District Court for the Central District of California, Case No. 2:20-cv-03432-ODW (“HOLA Action”). The Company asserted seven claims against the HOLA Defendants arising out of and related to the Heart of Los Angeles construction project in Los Angeles (the “HOLA Project”), to wit, for: (1) breach of contract; (2) conversion; (3) default and judicial foreclosure under the Agreement as a security agreement; (4) misappropriation of trade secrets under California Civil Code section 3426; (5) misappropriation of trade secrets under 18 U.S.C.  1836; and (6) intentional interference with contractual relations. On April 20, 2020, HOLA filed a separate action against the Company in the Los Angeles Superior Court arising out of the HOLA Project, asserting claims of (1) negligence; (2) strict products liability; (3) strict products liability, (4) breach of contract; (5) breach of express warranty; (6) violation of Business and Professions Code  7031(b); and (7) violation of California’s unfair competition law, Business and Professions Code section 17200 (UCL) (the “HOLA State Court Action”). The HOLA State Court Action was removed to the Central District of California and consolidated with the HOLA Action.

On January 22, 2021, the Company filed a Third-Party Complaint in the HOLA Action against Third-Party Defendants Teton Buildings, LLC, Avesi Construction, LLC (Avesi Construction), and American Home Building and Masonry Corp for indemnity and contribution with respect to HOLAs claims. The Company has also notified its general liability carrier, Sompo International (“Sompo”), regarding coverage concerning HOLAs claims On February 25, 2021, the court entered an order dismissing the Company’s claims for (1) breach of contract; (2) conversion; (3) default and judicial foreclosure under the Agreement as a security agreement; (4) misappropriation of trade secrets under California Civil Code section 3426; (5) misappropriation of trade secrets under 18 U.S.C.  1836; but denied dismissal of the Company’s claims for intentional interference with contractual relations. The Court also denied the Company’s motion to dismiss HOLAs claims.

On March 12, 2021, the HOLA Defendants filed an answer to the Company’s complaint against it denying liability and asserting affirmative defences. On March 12, 2021, the Company filed an answer to the HOLA Defendants First Amended Consolidated Complaint against it, denying liability and asserting affirmative defences.

On April 26, 2021, the Company and the HOLA Defendants filed a Joint Stipulation to Dismiss HOLA Community Partners Sixth Claim for Relief (violation of California Business and Professions Code 7031(b)), with prejudice, pursuant to Fed. R. Civ. P. 41(a)(1)(A)(ii).

On July 23, 2021, the Company filed a First Amended Third-Party Complaint adding the following additional third-party defendants seeking, inter alia, contractual indemnity, equitable indemnity; and contribution: American Home Building and Masonry Corp. (American Home), Anderson Air Conditioning, L.P. (Anderson), Broadway Glass and Mirror, Inc. (Broadway), Marne Construction, Inc. (Marne), The McIntyre Company (McIntyre), Dowell & Bradley Construction, Inc. dba J R Construction (JR Construction), Junior Steel Co. (Junior Steel), Saddleback Roofing, Inc. (Saddleback), Schindler Elevator Corporation (Schindler), U.S. Smoke & Fire Corp. (U.S. Smoke), and FirstForm, Inc. (FirstForm) (collectively the” Additional Third Party Defendants”).

On September 2, 2021, Schindler filed its answer to the First Amended Third-Party Complaint. On September 3, 2021, Junior Steel filed its answer to the First Amended Third-Party Complaint. On September 7, 2021, Anderson filed its answer to the First Amended Third-Party Complaint. On October 6, 2021, the McIntyre filed its answer to the First Amended Third-Party Complaint.

On February 7, 2022, the Company filed a request for entry of a clerks default against the following defendants: American Home, Avesi Construction, Marne, FirstForm, JR Construction, Saddleback, and US Smoke. On February 9, 2022, the court entered a clerks default pursuant to Federal Rule 55 against the following defendants: American Home, Avesi Construction, JR Construction, Saddleback and U.S. Smoke. The parties that have answered and appeared in the case are currently engaged in discovery.

The dispute between SG Blocks, HCP, and others in the above-described lawsuit settled, and a formal settlement agreement was executed in December 2022. In accordance with the settlement agreement, all funds to be paid were, in fact, paid. On February 27, 2023, the settling parties filed a Joint Stipulation to Dismiss All Causes of Action Against All Parties Except Avesi Construction and Saddleback. The claims against the settling parties, pursuant to the settlement, were to be dismissed and have since been dismissed. SG Blocks had taken defaults against Avesi Construction and Saddleback, and is continuing to pursue default judgments against same.

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

SG Blocks, Inc. v. EDI International, PC

On June 21, 2019, SG Blocks filed a lawsuit against EDI International, PC (“EDI”), a New Jersey corporation, in connection with the parties consulting agreement dated June 29, 2016, pursuant to which EDI was to provide, for a fee, certain architectural and design services for the original project between the Company and the HOLA Project. The lawsuit is styled SG Blocks, Inc. v. EDI et al., and was filed in California Superior Court, for the County of Los Angeles, case no. 19STCV21725. SG Blocks claims that EDI, tortiously interfered with SG Blocks economic relationship with HCP and HOLA. The complaint seeks in excess of $1,275,754 in damages. EDI, filed a cross-complaint for alleged unpaid fees and tortious interference with EDI contractual relationship with HCP and HOLA. EDI cross-complaint seeks in excess of $30,428.71 in damages. On July 8, 2020, SG Blocks added PVE LLC as a defendant in the lawsuit, claiming PVE LLC is liable to the same extent as EDI. In May 2021, the parties settled EDI affirmative claims, and its cross-complaint was dismissed with prejudice on August 23, 2021. On SG Blocks remaining claims, trial was set for October 2024. On or about November 15, 2024, the Company received a jury verdict in its favour in the amount of $1.274 million against EDI styled as SG Blocks, Inc. v EDI et al, case no. 19STCV21725, which has been secured to a judgment. The case is currently proceeding through post-judgment motions and filings. There remains uncertainty whether the Company will be able to collect on the judgment.

John Williams Shaw and Leo Patrick Shaw

On March 15, 2023, a complaint was filed against John Williams Shaw and Leo Patrick Shaw (collectively, the “March 2023 Defendants”) in the United States District Court of the Southern District of New York seeking damages to recover short swing profits from the March 2023 Defendants pursuant to Section 16(b) of the Exchange Act of 1933. On September 26, 2023, the matter was settled and on, October 3, 2023, a Stipulation and Order of Dismissal with Prejudice was filed and so-ordered by the assigned judge. The matter is settled and closed.

Concentrations of credit risk

The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral other than normal lien rights. At December 31, 2025, three customers accounted for 19%, 36%, and 16% of the Company’s accounts receivable. At December 31, 2024, a single customer accounted for 100% of the Company’s accounts receivable.

During the year ended December 31, 2025, three customers accounted for 35%, 23%, and 10% of revenue. During the year ended December 31, 2024, a single customer accounted for 83% of revenue

For the year ending December 31, 2025 and 2024, there were no vendors that represented 10% or more of our cost of revenue. The Company believes it has access to alternative suppliers, with limited disruption to the business, should circumstances change with its existing suppliers.

Employee retention credits

In 2020, the World Health Organization publicly characterized COVID-19 as a pandemic. The Company recognized a substantial amount of incremental costs during the pandemic, including costs to compensate employees who were not able to work due to facility closures, reduced work schedules or health related reasons. The Coronavirus Aid, Relief, and Economic Security Act was signed into law in March 2020, which provided, among other things, an employee retention credit to eligible employers who paid qualified wages to employees during the pandemic. The employee retention credit represents a government grant. The Company’s policy is to recognize government grants when they are reasonably assured of receipt. The Company recognized employee retention tax credits totalling $284,770 during the year ended December 31, 2025, after concluding the recognition threshold had been met. All such credits were classified within ‘other income’ on the accompanying consolidated statement of operations.

22. RELATED PARTY TRANSACTIONS

As disclosed in Note 8, certain of the Company’s notes payable are held by related parties.

As disclosed in Note 18, the Company issued shares of its common stock in settlement of accounts payable to a related party.

As of December 31, 2025 and 2024, $1,544,794 and $1,716,244, respectively, was due to the Company’s chief executive officer and affiliated entities. These advances are non-interest bearing and are payable upon demand.

As of December 31, 2025, accounts payable and accrued expenses include $358,670 relocation costs the Company’s chief executive officer

As disclosed in Note 18, the Company settled certain accounts payable due to a related party during the year ended December 31, 2024.

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

On December 14, 2023, the Company and Mr. Galvin entered into the Galvin Note Payable. During the year ended December 31, 2024, 332 shares of common stock were issued resulting from the settlement of accounts payable in the amount of $1,259,681. Such amount included a gain of $121,834 which has been included in additional paid in capital, due to the fact the settlement of accounts payable was from a related party at the time of the transaction.

As of December 31, 2024, the Company has accrued approximately $450,000 for amounts due to Paul Galvin, the former CEO, for deferred salary due to him.

23. DECONSOLIDATION AND DISCONTINUED OPERATIONS

During 2024, the Company recognized the effects of the deconsolidation of SG DevCorp which was previously consolidated in the Company’s financial statements.

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

The following table presents the aggregate carrying amounts of assets and liabilities of discontinued operations of SG DevCorp as of December 31, 2024:

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
$7,672,189

24. SUBSEQUENT EVENTS

Reverse Stock Split

On May 8, 2026, the Company effected a one-for-ten (1-for-10) reverse stock split of its issued and outstanding common stock pursuant to which every ten shares of common stock were combined into one share. No fractional shares were issued; stockholders otherwise entitled to a fractional share. Proportionate adjustments were made to the exercise prices and share amounts of all outstanding stock options, restricted stock units, warrants, and other equity-based awards, and to the shares reserved under the Company’s equity incentive plans.

All share and per-share amounts in the accompanying consolidated financial statements and notes have been retroactively adjusted to reflect the Reverse Stock split as if it had occurred at the beginning of the earliest period presented.

Settlement Agreements

On February 10, 2026, the Company executed a mutual settlement and release agreement (the “Cedar Settlement”) with Cedar to resolve an outstanding balance of $1,732,500 (the “Balance”) owed by the Company under certain Standard Merchant Cash Advance Agreements between the Company and Cedar. Under the Cedar Settlement, the Company will issue Cedar up to 500,000 shares of the Company’s common stock (the “Initial Shares”), subject to a beneficial ownership limitation of 4.99% of the outstanding common stock at any given time. Following Cedar’s sale of the Initial Shares, the parties will perform a sales analysis to determine the gross proceeds Cedar received. If those proceeds are less than the Balance, the Company will issue additional restricted shares of common stock as a true-up, calculated by dividing the shortfall by the volume-weighted average price of the Company’s common stock for the ten trading days immediately preceding the calculation date, subject to the same beneficial ownership limitation. Cedar and the Company each agreed to waive and release any and all claims against the other, except with respect to performance under the Cedar Settlement. The Company has issued 44,000 shares under the terms of the Cedar Settlement.

On February 11, 2026, the Company executed a settlement agreement with Michael McLaren (in his capacity as note holder) to settle the outstanding balance owed under a convertible promissory note between Mr. McLaren and the Company’s subsidiary, Olenox. Under the settlement, the Company will issue 62,633 shares of its restricted common stock in settlement of accrued interest and principal totaling $338,670, and Mr. McLaren agreed to waive and release any and all claims against the Company relating to the note.

Also on February 11, 2026, the Company executed a separate settlement agreement with Michael McLaren (in his capacity as a shareholder) to resolve any and all actual or potential claims relating to his shares of the Company’s Series A Non-Voting Convertible Preferred Stock (the “Preferred Shares”). Under the settlement, the Company will issue 58,500 shares of restricted common stock, and Mr. McLaren will surrender to the Company 39,000 Series A Preferred Shares, in full release of any and all claims relating to the Preferred Shares.

Series C Preferred Stock - Second Closing

On March 12, 2026, pursuant to the Securities Purchase Agreement dated November 25, 2025 with an institutional investor (the “Institutional Investor”), the Company and the Institutional Investor mutually agreed to effect an additional closing (the “Second Closing”). At the Second Closing, the Company issued and sold to the Institutional Investor 900 shares of its Series C Preferred Stock, representing an aggregate stated value of $900,000, for an aggregate purchase price of $810,000. The additional shares have the same rights, preferences, and privileges as the Series C Preferred Stock issued at the initial closing and are convertible into shares of the Company’s common stock, at a conversion price subject to adjustment as set forth in the applicable Certificate of Designation. In connection with the Second Closing, the Company and the Institutional Investor entered into a registration rights agreement dated March 12, 2026, requiring the Company to file a resale registration statement with the SEC within 30 days of the Second Closing. The additional shares were sold in reliance on the exemption from registration afforded by Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506(b) of Regulation D. The Company paid the placement agent, West Park Capital Inc., a commission equal to 7.0% of the gross proceeds. Net proceeds to the Company from the Second Closing were approximately $718,300, after deducting placement agent fees and other offering expenses.

Series C Preferred Stock Conversions

The Company has issued 167,683 shares of common stock subsequent to December 31, 2025, for the conversion of 1,711 shares of Series C Preferred Stock under contract terms.

Chapter 11 Filing of SG Echo, LLC and Acceleration of Debt

On April 28, 2026, SG Echo, a wholly owned subsidiary of the Company, commenced a voluntary case under Chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Eastern District of Oklahoma (the “Bankruptcy Court”), seeking a court-administered reorganization pursuant to a plan of reorganization. The Chapter 11 case pertains solely to SG Echo and does not include the Company or any of its other subsidiaries or affiliates, which continue to operate normally. SG Echo continues to operate its business as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code.

The commencement of the Chapter 11 case constitutes an event of default that accelerated the obligations of SG Echo under the Enhanced Loan Agreement between SG Echo and Enhanced dated September 20, 2024 under which approximately $4.0 million of principal, plus accrued and unpaid interest, became immediately due and payable. Any efforts to enforce the payment obligations under the Enhanced Loan Agreement are automatically stayed as a result of the Chapter 11 case, and the creditors’ enforcement rights are subject to the applicable provisions of the Bankruptcy Code. The Company is evaluating the impact of the Chapter 11 case on the carrying amounts and classification of SG Echo’s assets and liabilities and on the Company’s consolidated financial statements.

Acquisition of CS Digital Ventures, LLC

On May 26, 2026, the Company entered into a Membership Interest Purchase Agreement (the “CS Digital Purchase Agreement”) with CS Digital Ventures, LLC, a Delaware limited liability company (“CS Digital”), the members of CS Digital (collectively, the “Sellers”), and Bernardo Schucman, as seller representative. On the same date, the Company completed the acquisition of 100% of the issued and outstanding membership interests of CS Digital (the “CS Digital Acquisition”), and CS Digital became a wholly owned subsidiary of the Company. CS Digital is a digital infrastructure company focused on the development and operation of energy-intensive data centers, including bitcoin mining and high-density compute deployments, and had approximately 35 megawatts of installed power capacity in operation as of the closing date.

The aggregate consideration payable by the Company under the CS Digital Purchase Agreement consists of: (i) $30,000,000 in upfront consideration payable at closing, comprised of (a) $14,000,000 in newly issued shares of the Company’s Series D Preferred Stock, issued at a stated value of $1.00 per share, and (b) a $16,000,000 unsecured promissory note issued by the Company to the Sellers (the “Seller Note”); (ii) warrants to purchase an aggregate of 1,500,000 shares of the Company’s common stock, comprised of three equal tranches of 500,000 shares each, with exercise prices of $5.00, $7.00, and $9.00 per share, respectively (the “CS Warrants”); and (iii) up to an additional $20,000,000 in shares of the Series D Preferred Stock (the “Earnout Shares”), issuable upon the achievement of two post-closing milestones tied to the cumulative revenue and cumulative Adjusted EBITDA of CS Digital, as set forth in the CS Digital Purchase Agreement.

The Series D Preferred Stock and the CS Warrants are not convertible or exercisable into common stock prior to receipt of the requisite approval of the Company’s stockholders under applicable Nasdaq listing rules, including Listing Rule 5635 (the “CS Acquisition Stockholder Approval”). The Company has agreed to use its best efforts to convene a stockholder meeting to seek the CS Acquisition Stockholder Approval within 90 days after closing and, if not then obtained, every three months thereafter until obtained. Failure to obtain the CS Acquisition Stockholder Approval will not result in any increase in stated value, accrual of dividends or interest, redemption right, decrease in conversion price, or other economic consequence favorable to the holders. Conversion of the Series D Preferred Stock and exercise of the CS Warrants are further subject to a beneficial ownership limitation of 19.9% of the outstanding common stock or voting power of the Company. The conversion price of the Series D Preferred Stock is fixed at $1.00 per share, which the Company has determined equals or exceeds the “Minimum Price” under Nasdaq Listing Rule 5635(d)(1) as of the closing date, and the Series D Preferred Stock is non-voting (except as required by Delaware law) and is not subject to any redemption right, sinking fund, mandatory conversion right, or price-based anti-dilution protection.

The Series D Preferred Stock and the CS Warrants issued at closing, and any Earnout Shares issued in the future, were and will be issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506(b) of Regulation D. In connection with the closing, the Company filed a Certificate of Designation of Series D Preferred Stock with the Secretary of State of the State of Delaware. The CS Digital Purchase Agreement contains customary representations, warranties, covenants, and indemnification provisions, as well as two-year non-competition and non-solicitation covenants applicable to the principal sellers. The Company is in the process of determining the acquisition-date fair values of the consideration transferred and of the assets acquired and liabilities assumed, and the related purchase price allocation, in accordance with ASC 805, Business Combinations. The initial accounting for the business combination was incomplete as of the date these consolidated financial statements were available to be issued.

Series D Preferred Stock Conversions

The Company has issued 216,000 shares of common stock subsequent to December 31, 2025, for the conversion of 216,000 shares of Series D Preferred Stock under contract terms.

Short-term Note Payable Settlement

The Company 34,948 shares of common stock with a fair value of $345,985 in settlement of note short-term note payable and accrued interest of approximately $10,800. The Company recognized a loss of approximately $335,000 as of result of this settlement.

Shares Issued for Services

Subsequent to December 31, 2025, the Company issued 62,487 shares of common stock with a fair value of $416,072 for services provided during 2026.

25. SUPPLEMENTAL INFORMATION ON OIL AND NATURAL GAS OPERATIONS (UNAUDITED)

The Company is engaged in the acquisition, development, and production of crude oil and, to a lesser extent, natural gas, with operations conducted exclusively within the United States.

The Company completed the acquisition of substantially all of its proved oil and gas reserves in 2025. Accordingly, the Company had no proved reserves at December 31, 2024.

Net Proved Oil and Gas Reserve Quantities

Proved reserves are those quantities of crude oil and natural gas that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are reserves expected to be recovered through existing wells with existing equipment and operating methods. Proved undeveloped reserves are reserves expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion.

The Company’s proved reserves were estimated by an independent petroleum engineer, in accordance with the definitions and regulations of the U.S. Securities and Exchange Commission and ASC Topic 932. The reserve estimates are based on a 12-month unweighted arithmetic average of the first-day-of-the-month West Texas Intermediate (WTI) Cushing benchmark price for each month during 2025, which equaled $66.01 per barrel, held constant over the life of the properties. No economic value has been assigned to associated natural gas.

The following table presents changes in the Company’s estimated proved reserves. As of December 31, 2025, none of the Company’s total proved reserves were classified as proved developed non-producing.

Crude Oil (Bbl)
Proved reserves, December 31, 2024	-
Revisions of previous estimates	-
Improved recovery	-
Extensions and discoveries	-
Purchases of reserves in place	152,595
Sales of reserves in place	-
Production	(4,695)
Proved reserves, December 31, 2025	147,900

Proved reserves by category at December 31, 2025 where:

Reserve Subcategory	Oil (Bbl)
Proved developed producing (PDP)	147,900
Proved developed non-producing (PDNP)	-
Proved undeveloped (PUD)	-
Total proved reserves	147,900

Capitalized Oil and Natural Gas Costs

The aggregate capitalized costs relating to the Company’s oil and gas producing activities, with applicable accumulated depreciation, depletion, amortization, and impairment, are as follows at December 31, 2025:

Proved properties - NAHD (Feb 2025)	5,226,632.00
Proved properties - Sherman Oil	1,000,000.00
Unproved properties	60,000.00
Total gross capitalized costs	6,286,632.00
Less: Accumulated full-cost write downs	-2,082,613.00
Less: Accumulated depreciation, depletion, amortization	-199,430.00
Net capitalized costs	4,004,589.00

Costs Incurred in Oil and Natural Gas Activities

The Company’s costs incurred in oil and gas property acquisition, exploration, and development activities for the year ended December 31, 2025 are summarized below:

Acquisition costs - proved properties	$4,449,297
Acquisition costs - unproved properties	60,000
Exploration costs	-
Development costs	-
Asset retirement costs capitalized	1,777,335
Total costs incurred	$6,286,632

Results of Operations from Oil and Natural Gas Producing Activities

The Company’s results of operations from oil and gas producing activities for the year ended December 31, 2025 are presented below. These results exclude corporate general and administrative expenses, interest expense, and other items not directly associated with oil and gas producing activities.

Oil and gas revenues	$288,467
Production costs:
Lease operating expenses	(691,461)
Production taxes (severance)	(13,299)
Ad valorem taxes	-
Total production costs	(704,760)
Exploration expenses	-
Depreciation, depletion, and amortization	(199,430)
Full-cost ceiling test write-down	(2,082,613)
Results of operations before income taxes	(2,698,336)
Income tax benefit (at 21% federal statutory rate)	566,650
Results of operations from oil and gas producing activities	$(2,131,686)

Standardized Measure of Discounted Future Net Cash Flows

The standardized measure of discounted future net cash flows is based on the unweighted arithmetic average, first-day-of-the-month price for the rolling 12-month period. The projections should not be viewed as realistic estimates of future cash flows, nor should the “standardized measure” be interpreted as representing current value to the Company. Material revisions to estimates of proved reserves may occur in the future; development and production of the reserves may not occur in the periods assumed; actual prices realized are expected to vary significantly from those used; and actual costs may vary.

The following table sets forth the standardized measure of discounted future net cash flows attributable to the Company’s proved oil and natural gas reserves as of December 31, 2025:

Future cash inflows	$9,762,879
Future production costs	(3,349,805)
Future development costs(1)	(1,490,000)
Future income tax expenses	(1,033,846)
Future net cash flows	3,889,228
10% annual discount for estimated timing of cash flows	(1,456,880)
Standardized measure of discounted future net cash flows	$2,432,348

(1)	Future development costs included an additional aggregate plugging liability of approximately $300,000 on a present-value basis exists.

The changes in the Standardized Measure for the year ended December 31, 2025 are presented below. Because the Company had no proved oil and gas reserves at December 31, 2024, the activity in 2025 reflects (i) the acquisition of substantially all of the Company’s proved reserves in 2025, presented as a purchase of reserves in place; (ii) the sale of oil produced during the period, net of associated production costs; (iii) the accretion of the discount on the acquired Standardized Measure during the remainder of the year; and (iv) the recognition of the related future income tax expense.

Principal changes in the standardized measure of discounted future net cash flows attributable to the Company’s proved reserves are as follows:

Standardized measure, December 31, 2024	$-
Sales of oil and gas produced, net of production costs	416,292
Net changes in prices and production costs	-
Extensions, discoveries, additions, and improved recovery	-
Development costs incurred during the period	-
Revisions of previous quantity estimates	-
Accretion of discount	212,830
Net change in income taxes	(646,574)
Purchases of reserves in place	2,449,799
Sales of reserves in place	-
Changes in production timing and other	-
Standardized measure, December 31, 2025	$2,432,348