Form 10-Q
period 2026-03-31
OLENOX INDUSTRIES INC.
filed 2026-07-31
CIK 1023994

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 001-38037

OLENOX INDUSTRIES INC.

(Exact name of registrant as specified in its charter)

Delaware	95-4463937
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1207 N. FM 3083 Bldg. C Conroe, Texas	77304
(Address of principal executive offices)	(Zip Code)

(936) 323-6332

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

As of July 30, 2026, the issuer had a total of 1,413,901 shares of the registrant’s common stock, $0.01 par value, outstanding.

OLENOX INDUSTRIES INC. AND SUBSIDIARIES

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

OLENOX INDUSTRIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$30,883	$427,866
Accounts receivable, net	305,282	317,242
Contract assets	103,736	—
Inventories	329,978	329,978
Prepaid expenses and other current assets	447,039	383,439
Total current assets	1,216,918	1,458,525

Non-current assets:
Oil and gas assets, on the basis of full cost accounting, net	3,923,164	4,004,589
Property, plant and equipment, net	4,672,024	4,730,505
Project development costs and other non-current assets	340,744	349,348
Right of use assets, net	218,934	309,013
Intangible assets, net	5,579,563	5,734,298
Goodwill	17,449,429	17,449,429
Certificate of deposit	2,000,000	2,000,000
Total non-current assets	34,183,858	34,577,182
Total Assets	$35,400,776	$36,035,707

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$12,750,723	$12,068,509
Contract liabilities and deferred revenues	945,964	924,076
Lease liability, current maturities	179,476	138,217
Due to affiliates	1,242,772	1,498,205
Lines of credit	2,001,667	2,001,667
Derivative liabilities	72,157	70,802
Convertible notes payable	1,125,000	1,035,581
Current portion of long-term debt	4,866,664	4,866,664
Short-term notes payable, net	1,464,612	3,204,175
Total current liabilities	24,649,035	25,807,896

Long-term liabilities:
Long-term notes payable, net	636,904	610,336
Right-of-use liability	56,501	179,649
Asset retirement obligations	1,871,180	1,848,080
Total long-term liabilities	2,564,585	2,638,065
Total liabilities	27,213,620	28,445,961

Commitments and contingencies (Note 11)

Stockholders’ equity:
Series A Preferred stock, $1.00 par value, 5,405,010 shares authorized; 3,809,640 and 3,848,640 issued and outstanding at March 31, 2026 and December 31, 2025, respectively	3,809,640	3,848,640
Series B Preferred stock, $1.00 par value, 60,000 shares authorized; 2,084 and 2,084 issued and outstanding at March 31, 2026 and December 31, 2025, respectively	2,084	2,084
Series C Preferred stock, $1.00 par value, 50,000 shares authorized; 4,589 and 4,500 issued and outstanding at March 31, 2026 and December 31, 2025, respectively	4,589	4,500
Common stock, $0.01 par value, 75,000,000 shares authorized; 1,000,352 issued and 1,000,347 outstanding as of March 31, 2026 and 646,796 issued and 646,791 outstanding as of December 31, 2025, respectively	10,002	6,467
Additional paid-in capital	124,471,234	121,172,724
Treasury stock, at cost, 5 shares as of March 31, 2026 and December 31, 2025	(92,396)	(92,396)
Accumulated deficit	(120,017,997)	(117,352,273)
Total stockholders’ equity	8,187,156	7,589,746
Total Liabilities and Stockholders’ Equity	$35,400,776	$36,035,707

The accompanying notes are an integral part of these condensed consolidated financial statements.

OLENOX INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(UNAUDITED)

	2026	2025

Revenues, net	$285,313	$566,354
Cost of revenues	486,146	890,109
Gross loss	(200,833)	(323,755)

Operating expenses:
Payroll and related expenses	692,380	555,738
General and administrative expenses	1,908,492	945,573
Marketing and business development expenses	81,409	6,916
Total operating expenses	2,682,281	1,508,227

Operating loss	(2,883,114)	(1,831,982)

Other income (expense):
Interest expense, net	(365,757)	(603,126)
Loss on debt extinguishment	(613,723)	—
Gain on debt extinguishment	1,197,449	—
Change in fair value of derivatives	(1,355)	—
Change in fair value of equity-based investment	—	(311,560)
Other income	776	—
Total	217,390	(914,686)

Loss before income taxes	(2,665,724)	(2,746,668)
Income tax expense	—	—
Net loss	(2,665,724)	(2,746,668)

Deemed dividend for preferred shareholders	(395,967)	—

Net loss attributable to common stockholders	$(3,061,691)	$(2,746,668)

Net loss per share - basic and diluted	$(4.38)	$(286.83)
Weighted average shares outstanding - basic and diluted	698,387	9,576

 The accompanying notes are an integral part of these condensed consolidated financial statements.

OLENOX INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(UNAUDITED)

			Preferred Stock						Additional
	Common Stock		Series A		Series B		Series C		Paid in	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total
Balance at December 31, 2025	646,791	$6,467	3,848,640	$3,848,640	2,084	$2,084	4,500	$4,500	$121,172,724	$(92,396)	$(117,352,273)	$7,589,746
Stock-based compensation	24,790	248	—	—	—	—	—	—	221,818	—	—	222,066
Settlement of short-term notes payable	84,948	849	—	—	—	—	—	—	875,206	—	—	876,055
Shares issued for settlement of due to affiliates	62,333	623	—	—	—	—	—	—	616,590	—	—	617,213
Exchange of Series A preferred stock for common stock	58,500	585	(39,000)	(39,000)	—	—	—	—	38,415	—	—	—
Sale of preferred stock	—	—	—	—	—	—	1,800	1,800	1,546,000	—	—	1,547,800
Conversion of preferred stock	122,990	1,230	—	—	—	—	(1,711)	(1,711)	481	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	(2,665,724)	(2,665,724)
Balance at March 31, 2026	1,000,352	$10,002	3,809,640	$3,809,640	2,084	$2,084	4,589	$4,589	$124,471,234	$(92,396)	$(120,017,997)	$8,187,156

			Preferred Stock						Additional
	Common Stock		Series A		Series B		Series C		Paid in	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total
Balance at December 31, 2024	9,435	$94	—	$—	—	$—	—	$—	$86,164,077	$(92,396)	$(98,532,083)	$(12,460,308)
Stock-based compensation	89	1	—	—	—	—	—	—	106,297	—	—	106,298
Issuance of stock in connection with acquisition, as restated (Note 3)	—	—	4,000,000	4,000,000	—	—	—	—	14,800,000	—	—	18,800,000
Forgiveness of related party debt	—	—	—	—	—	—	—	—	1,275,416	—	—	1,275,416
Issuance of common stock in connection with debt issuance	459	5	—	—	—	—	—	—	332,044	—	—	332,049
Net loss	—	—	—	—	—	—	—	—	—	—	(2,746,668)	(2,746,668)
Balance at March 31, 2025, as restated (Note 3)	9,983	$100	4,000,000	$4,000,000	—	$—	—	$—	$102,677,834	$(92,396)	$(101,278,751)	$5,306,787

The accompanying notes are an integral part of these condensed consolidated financial statements.

OLENOX INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(Unaudited)

	2026	2025
Cash flows from operating activities:
Net loss	$(2,665,724)	$(2,746,668)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	171,549	92,117
Amortization of intangible assets	154,735	15,058
Amortization of debt issuance costs	117,487	344,763
Accretion of asset retirement obligations	23,100	—
Loss on debt extinguishment	613,723	—
Gain on debt extinguishment	(1,197,449)	—
Change in fair value of derivatives	1,355	—
Change in right of use asset and lease liability	8,190	(66,821)
Stock-based compensation	222,066	106,298
Change in fair value of equity-based investment	—	311,560
Changes in operating assets and liabilities:
Accounts receivable	11,960	12,751
Contract assets	(103,736)	2,536
Inventories	—	(20,181)
Prepaid expenses and other current assets	(63,600)	97,795
Project development and other assets	8,604	(28,439)
Accounts payable and accrued expenses	766,331	1,072,116
Contract liabilities and deferred revenues	21,888	(427,219)
Due to affiliates	—	(74,586)
Net cash used in operating activities	(1,909,521)	(1,308,920)

Cash flows from investing activities:
Purchase of property, plant and equipment	(31,643)	(73,676)
Cash received in business combination	—	77,013
Investment in equity method investment	—	(186,000)
Net cash used in investing activities	(31,643)	(182,663)

Cash flows from financing activities:
Proceeds from short-term notes payable and warrants, net of debt issuance costs	—	1,681,592
Payment of short-term notes payable	(3,619)	(335,373)
Cash received from sale of common and preferred stock	1,547,800	—
Net cash provided by financing activities	1,544,181	1,346,219

Net decrease in cash and cash equivalents	(396,983)	(145,364)

Cash and cash equivalents - beginning of period	427,866	375,873

Cash and cash equivalents - end of period	$30,883	$230,509

Supplemental disclosure of cash flow information:
Interest paid	$137,424	$—
Income taxes paid	$—	$—

Supplemental disclosure of non-cash investing and financing activities:
		(as revised)
Forgiveness of related party debt and investment	$—	$1,275,416
Common stock and warrants issued for debt issuance	$—	$332,049
Shares issued for settlement of short-term notes payable	$1,738,323	$—
Settlement of due to affiliates and accrued interest	$339,550	$—
Exchange of Series A preferred stock for common stock	$39,000	$—
Conversion of preferred stock	$1,711	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

OLENOX INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On February 2, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and between the Company and New Asia Holdings, Inc., a Nevada corporation (“NAHD”), pursuant to which NAHD was merged into a subsidiary of the Company (the “Merger”). Following the Merger, NAHD and its operating subsidiaries became indirect, wholly owned subsidiaries of the Company. As merger consideration, the Company issued four million (4,000,000) shares of Series A non-voting convertible preferred shares of the Company, par value $1.00 (the “Series A Preferred Shares”), to NAHD’s shareholders, with each Series A Preferred Share having the right to convert into 640 shares of common stock of the Company, provided, however, that any such conversion is subject to the approval by the Company’s common stockholders. The Merger Agreement contained conditions to the completion of the Merger, including the filing of the articles of incorporation and/or organization for the merger subsidiaries, and the adoption of board resolutions and/or sole member resolutions by the merger subsidiaries approving the Merger. On February 13, 2025, all of the closing conditions to the Merger Agreement were satisfied or waived, the Preferred Shares were issued to NAHD’s shareholders, and the transactions set forth in the Merger Agreement have been fully completed and closed.

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

2. LIQUIDITY AND GOING CONCERN

The Company has incurred losses since its inception, has negative working capital of approximately $23.4 million and has negative operating cash flows, which raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of the uncertainty concerning the Company’s ability to continue as a going concern.

The Company intends to address these conditions by increasing revenues from operations, containing costs, pursuing strategic alliances, and obtaining additional debt or equity financing as necessary. There can be no assurance the Company will be successful in meeting its capital requirements. The Company does not have any additional sources secured for future funding, and if it is unable to raise the necessary capital at the times it requires such funding, it may be required to delay, reduce or eliminate planned business activities.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principles of consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the Company’s financial position as of March 31, 2026, and its results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2026, are not necessarily indicative of the results to be expected for the full fiscal year or any other period.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission on June 30, 2026. The condensed consolidated balance sheet as of December 31, 2025 was derived from the audited financial statements as of that date but does not include all disclosures required by U.S. GAAP. There have been no material changes to the Company’s significant accounting policies as described in the Annual Report on Form 10-K for the year ended December 31, 2025.

Restatement of Previously Issued Financial Statements

In February 2025, the Company completed the Merger with NAHD. As consideration for the Merger, the Company issued 4,000,000 shares of its Series A Preferred Stock. The Company initially recorded the consideration transferred at a fair value of $34,569,600. During the finalization of the Company’s December 31, 2025, financial statements, the acquisition-date fair value of the 4,000,000 shares of Series A Preferred Stock issued as consideration was restated down to $18,800,000.

ASC 805, Business Combinations, requires the consideration transferred in a business combination, including equity interests issued by the acquirer, to be measured at fair value as of the acquisition date. The $15,769,600 difference between the amount originally recorded and the acquisition-date fair value therefore represents an error in measurement in previously issued financial statements within the meaning of ASC 250, Accounting Changes and Error Corrections.

Because the identifiable assets acquired and liabilities assumed in the Merger were unchanged, the correction reduces the consideration transferred, and correspondingly goodwill, by $15,769,600, and reduces by the same amount the value recorded in stockholders’ equity for the Series A Preferred Stock issued as consideration. The correction does not change the number of shares of Series A Preferred Stock issued or outstanding, the rights and preferences of those shares, or the Company’s net loss, net loss per share, cash flows, or working capital for any period presented. The correction to the March 31, 2025 financial statements is contained in the March 31, 2025 financial statements included herein. Management is in the process of determining if the corrected financial statements for the three months ended March 31, 2025 will be filed in an additional filing.

The Merger was completed during the three months ended March 31, 2025. Accordingly, the restatement has no effect on total stockholders’ equity as of December 31, 2024, and affects only the line items within the condensed consolidated statement of changes in stockholders’ equity and the condensed consolidated statement of cash flows reflecting the issuance of Series A Preferred Stock as consideration for the Merger, and the resulting balance as of March 31, 2025, June 30, 2025, and September 30, 2025. The following table presents the effect of the revision on the affected line items of the condensed consolidated statement of changes in stockholders’ equity and condensed consolidated statement of cash flows for the three months ended March 31, 2025:

Line Item	As Reported	Revision	As Restated
Total consideration transferred (4,000,000 shares of Series A Preferred Stock)	$34,569,600	$(15,769,600)	$18,800,000
Goodwill	$38,160,202	$(15,769,600)	$22,390,602
Series A Preferred Stock consideration recorded in stockholders’ equity	$34,569,600	$(15,769,600)	$18,800,000
Supplemental disclosure of non-cash investing and financing activities: Goodwill	$38,160,202	$(15,769,600)	$22,390,602

In addition, the Company reclassified $6.8 million from goodwill to identifiable assets and liabilities for the year ended December 31, 2025, which is related to the finalization of the Company’s December 31, 2025 acquisition-date fair value of the 4,000,000 shares of Series A Preferred Stock. This was not a correction of an error, as the purchase price allocation was provisional until that point and the amortization of said identifiable intangible assets was trued up.

Accounting estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period, together with amounts disclosed in the related notes to the financial statements. The Company’s estimates used in these condensed consolidated financial statements include, but are not limited to, revenue recognition, stock-based compensation, accounts receivable reserves, inventory valuations, embedded derivatives, the valuation allowance related to the Company’s deferred tax assets, the carrying amount of goodwill and intangible assets, right of use assets, oil and gas reserve estimates and the recoverability and useful lives of long-lived assets. Certain of the Company’s estimates could be affected by external conditions, including those unique to the Company and general economic conditions. It is reasonably possible that these external factors could have an effect on the Company’s estimates and could cause actual results to differ from those estimates.

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

The Company recognizes these revenues over time with respect to this combined performance obligation, as the Company’s performance creates or enhances an asset that the customer controls and the Company’s performance does not create an asset with an alternative use to the Company together with an enforceable right to payment for performance completed to date. Because the combined solution is delivered as a continuous service, the Company has determined that a time-elapsed output method faithfully depicts the transfer of control to the customer. Revenue is therefore recognized ratably over the service period, commencing on the date the solution is made available to the customer and continuing through the term of the arrangement.

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

The following tables provide further disaggregation of the Company’s revenues by performance obligations:

	Three Months Ended March 31,
	2026	2025
Performance obligations satisfied over time	$126,020	$566,354
Performance obligations satisfied at a point in time	159,293	—
Total Revenue	$285,313	$566,354

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

Transfer into and transfers out of the hierarchy levels are recognized as if they had taken place at the end of the reporting period. There have been no changes in Level 1, Level 2, and Level 3 categorizations and no changes in valuation techniques. The Company’s derivative liabilities are measured at fair value using Level 3 inputs. The Company does not have any financial instruments categorized within Level 1 or Level 2.

	Fair value measured as of March 31, 2026
	Total	(Level 1)	(Level 2)	(Level 3)
Liabilities
Derivative liabilities	$72,157	$—	$—	$72,157

	Fair value measured as of December 31, 2025
	Total	(Level 1)	(Level 2)	(Level 3)
Liabilities
Derivative liabilities	$70,802	$—	$—	$70,802

The following table presents the roll forward of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2026:

Derivative liabilities
Balance at December 31, 2025	$70,802
Issuances	—
Settlements	—
Change in fair value included in earnings	1,355
Transfers into (out of) Level 3	—
Balance at March 31, 2026	$72,157

All changes in the fair value of the embedded derivative conversion features are recorded within “Change in fair value of derivatives” on the condensed consolidated statements of operations. There were no transfers into or out of Level 3 during either period.

Accounting Standards Recently Adopted

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and are adopted by the Company as of the specified effective date.

There have been no material changes to the Company’s significant accounting policies or recent accounting pronouncements adopted during the three months ended March 31, 2026, from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2025.

Recent Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses. This guidance will require additional disclosures and disaggregation of certain costs and expenses presented on the face of the income statement. The amendments are effective for annual reporting periods beginning after December 15, 2026 and interim reporting period beginning after December 15, 2027 with early adoption permitted. The Company is currently evaluating the impact of this new guidance to its condensed consolidated financial statements.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying condensed consolidated financial statements.

4. ACCOUNTS RECEIVABLE

At March 31, 2026 and December 31, 2025, the Company’s accounts receivable, net consisted of the following:

	March 31, 2026	December 31, 2025
Billed Construction services	$707,056	$719,016
Less: allowance for credit losses	(401,774)	(401,774)
Total net receivables	$305,282	$317,242

Changes in the Company’s allowance for credit losses for the three months ended March 31, 2026 and the year ended December 31, 2025 consisted of the following:

	Three Months Ended March 31, 2026	Year Ended December 31, 2025
Beginning balance	$401,774	$266,795
Recoveries of credit losses	—	—
Additional credit losses recognized	—	134,979
Total allowance for credit losses	$401,774	$401,774

5. CONTRACT ASSETS AND CONTRACT LIABILITIES

Costs and estimated earnings on uncompleted contracts, which represent contract assets and contract liabilities, consisted of the following:

	March 31, 2026	December 31, 2025
Costs incurred on uncompleted contracts	$558,692	$321,479
Estimated earnings to date on uncompleted contracts	153,649	243,977
Gross contract assets	712,341	565,456
Less: billings to date	(1,063,865)	(937,032)
Net contract liabilities on uncompleted contracts	$(351,524)	$(371,576)

Although management believes it has established adequate procedures for estimating costs to complete on open contracts, it is at least reasonably possible that additional significant costs could occur on contracts prior to completion. The Company periodically evaluates and revises its estimates and makes adjustments when they are considered necessary. During the three months ended March 31, 2026, the Company recognized $4,989 of revenue related to its contract liabilities as of December 31, 2025. As of March 31, 2025, the Company has contract assets of $103,736 and contract liabilities of $455,260. The Company’s contract liabilities are included within ‘contract liabilities and deferred revenue’ on the condensed consolidated balance sheets.

6. BORROWINGS

There have been no material changes to the Company’s outstanding debt or the terms thereof from those disclosed in Note 8 to the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, except as described below.

Cedar Advance LLC (“Cedar”)

In February 2026, the Company issued 50,000 shares of common stock in settlement of merchant cash advance obligations due to Cedar Advance LLC with an aggregate outstanding balance of $1,727,449. The shares issued were valued at $530,000, and the Company recognized a gain on debt extinguishment of $1,197,449.

Acquisition Note Settlement

In February 2026, the Company issued 34,948 shares of common stock in settlement of a note payable and accrued interest, with an aggregate outstanding balance of $10,883. The shares issued had a fair value of $346,055 based on the closing price of the Company’s stock on the settlement date, and the Company recognized a loss on debt extinguishment of $335,172.

Due to Affiliates Settlement

In February 2026, the Company issued 62,333 shares of common stock in settlement of amounts due to affiliated entity controlled by the Company’s Chief Executive Officer, a related party, including accrued interest, with an aggregate outstanding balance of $338,662. The shares issued had a fair value of $617,213, based on the closing price of the Company’s stock on the settlement date and the Company recognized a loss on debt extinguishment of $278,551 (see Note 12).

7. CONSTRUCTION BACKLOG

The following represents the backlog of signed construction and engineering contracts in existence at March 31, 2026 and December 31, 2025, which represents the amount of revenue the Company expects to realize from work to be performed on uncompleted contracts in progress and from contractual agreements in effect at such dates on which work has not yet begun:

	Three Months Ended March 31, 2026	Year Ended December 31, 2025
Balance - beginning of period	$271,128	$1,182,955
New contracts and change orders during the period	1,109,456	1,199,839
Subtotal	1,380,584	2,382,794
Less: contract revenue earned during the period	(100,740)	(2,111,666)
Balance - end of period	$1,279,844	$271,128

The Company’s remaining backlog as of March 31, 2026 represents the remaining transaction price of firm contracts for which work has not been performed and excludes unexercised contract options.

The Company expects to satisfy its backlog, which represents the remaining unsatisfied performance obligation on contracts as of March 31, 2026, within one year. The Company has elected the practical expedient that allows it to omit disclosure of remaining performance obligations for contracts with an original expected duration of one year or less.

Although backlog reflects business that is considered to be firm, cancellations, deferrals or scope adjustments may occur. Backlog is adjusted to reflect any known project cancellations, revisions to project scope and cost and project deferrals, as appropriate.

8. SEGMENT REPORTING

The Company’s Chief Operating Decision Maker (CODM) as defined under GAAP, who is the Company’s Chief Financial Officer and Chief Executive Officer, has determined that the Company’s operations are currently organized into three segments: Construction, Software-as-a-Service (“SaaS”) and Oil and Gas. The Company allocates to segment results the operating expenses payroll and related expenses, general and administrative, marketing and business development, and pre-project costs based on usage, which is generally reflected in the segment in which the costs are incurred. These segments reflect the way our CODM evaluates the Company’s business performance and manages its operations. The Construction segment includes the Company’s manufacturing unit and other modular projects. The SaaS segment consists primarily of Machfu and its related industrial IoT products and services. The oil and gas segment reflects the operations of Olenox Corp. Corporate consists of general corporate expenses such as our executive office; the corporate finance, accounting, tax, human resources, risk management, information technology, marketing, and legal groups; corporate overhead and other items not allocated to any of the Company’s segments. From time to time, the Company revises the measurement of each segment’s cost of revenue and operating expenses, including any corporate overhead allocations, as determined by the information regularly reviewed by the CODM. The CODM continually reviews a monthly statement of operations separated by segment, along with an analysis of the significant segment expenses as described below. Information for the Company’s segments, as well as for Corporate and support, is provided in the following table:

	Construction	SaaS	Oil and Gas	Corporate	Consolidated
Three Months Ended March 31, 2026
Revenue	$100,471	$25,548	$159,293	$—	$285,313

Significant segment expenses:
Costs of revenue:
Direct labor	6,746	—	—	1,031	7,777
Materials	78,655	—	—	—	78,655
Allocated overhead	5,988	—	—	—	5,988
Other costs of revenue	43,998	10,158	—	99,744	153,900
Lease and well operating costs	—	—	239,826	—	239,826
Total costs of revenue	135,387	10,158	239,826	100,775	486,146

Operating expenses:
Payroll and related	74,853	20,609	—	596,918	692,380
Professional fees	—	—	—	516,098	516,098
General and administrative	115,519	196,686	—	1,161,598	1,473,803
Total operating expenses	190,372	217,295	—	2,274,614	2,682,281

Operating income (loss)	(225,288)	(201,905)	(80,533)	(2,375,388)	(2,883,114)

Other expense (income)	149,884	30,461	—	(397,735)	(217,390)
Loss before income taxes	(375,172)	(232,366)	(80,533)	(1,977,653)	(2,665,724)

Provision for income taxes	—	—	—	—	—

Net loss	$(375,172)	$(232,366)	$(80,533)	$(1,977,653)	$(2,665,724)

Total assets	$9,061,447	$19,077,273	$3,923,164	$3,338,892	$35,400,776

Depreciation and amortization	$42,621	$121,846	$81,425	$80,392	$326,284

Capital expenditures	$46,643	$—	$—	$—	$31,643

	Construction	Medical	Corporate and support	Oil and Gas	Consolidated
Three Months Ended March 31, 2025
Revenue	$496,079	$—	$—	$70,275	$566,354

Significant segment expenses:
Costs of revenue:
Direct labor	188,093	—	—	—	188,093
Materials	144,874	—	—	—	144,874
Allocated overhead	480,348	—	—	—	480,348
Other costs of revenue	41,151	—	—	35,643	76,794
Total costs of revenue	854,466	—	—	35,643	890,109

Operating expenses:
Payroll and related	—	—	439,869	115,869	555,738
Professional fees	—	—	602,642	—	602,642
Other expenses	1,066	827	140,285	207,669	349,847
Total operating expenses	1,066	827	1,182,796	323,538	1,508,227

Operating loss	(359,453)	(827)	(1,182,796)	(288,906)	(1,831,982)
Other expense	(150,375)	—	(712,557)	(51,754)	(914,686)
Net loss	$(509,828)	$(827)	$(1,895,353)	$(340,660)	$(2,746,668)

Total assets, as restated (Note 3)	$4,701,547	$1,406	$456,097	$28,236,577	$33,395,626

Depreciation and amortization	$45,584	$—	$15,678	$45,913	$107,175

9. EARNINGS PER SHARE

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

Because the Company had a net loss for the three months ended March 31, 2026, it is prohibited from including potential common shares in the computation of diluted per share amounts. Accordingly, the Company has used the same number of shares outstanding to calculate both the basic and diluted loss per share. The table below reflect the potentially dilutive securities excluded from the Company’s earnings per share calculation:

	March 31, 2026	March 31, 2025
Common stock options	3	3
Restricted common stock units	714	738
Common stock warrants	9,736	9,781
Preferred stock	141,639	—
Convertible notes payable	12,982	—
Total potentially dilutive securities	165,074	10,522

10. STOCKHOLDERS’ EQUITY

Sale of Series C Preferred Stock

During the three months ended March 31, 2026, the Company sold 1,800 shares of its Series C Convertible Preferred Stock, with a stated value of $1,000 per share, for aggregate net proceeds of $1,547,800.

Conversions of Series C Preferred Stock

During the three months ended March 31, 2026, holders of the Company’s Series C Convertible Preferred Stock converted 1,711 shares of Series C Preferred Stock into an aggregate of 122,990 shares of common stock in accordance with the terms of the certificate of designations.

Exchange of Series A Preferred Stock

In February 2026, the Company issued 58,500 shares of common stock in exchange for the surrender of 39,000 shares of Series A Preferred Stock held by its Chief Executive Officer, a related party. The reacquisition of the preferred stock was accounted for as an equity transaction, and no gain or loss was recognized in the condensed consolidated statements of operations. The excess of the fair value of the common shares issued over the carrying amount of the preferred stock surrendered, amounting to $395,967, was recorded as a deemed dividend and is deducted from net loss in computing net loss attributable to common stockholders.

Settlement of Notes Payable and Due to Affiliates

As described in Note 6, during the three months ended March 31, 2026, the Company issued an aggregate of 147,281 shares of common stock in settlement of notes payable and amounts due to affiliates.

Stock-Based Compensation

During the three months ended March 31, 2026, the Company recognized stock-based compensation expense of $222,066, consisting of $28,215 related to the vesting of restricted stock units and $193,851 related to the issuance of 18,462 shares of common stock for services. During the three months ended March 31, 2026, 6,328 shares of common stock were issued in connection with the vesting of restricted stock units. During the three months ended March 31, 2025, the Company recognized stock-based compensation expense of $106,298.

11. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company is subject to certain claims and lawsuits arising in the normal course of business. The Company assesses liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. Where it is probable that the Company will incur a loss and the amount of the loss can be reasonably estimated, the Company records a liability in its condensed consolidated financial statements. These legal accruals may be increased or decreased to reflect any relevant developments on a quarterly basis. Where a loss is not probable or the amount of the loss is not estimable, the Company does not record an accrual, consistent with applicable accounting guidance. Based on information currently available, advice of counsel, and available insurance coverage, the Company believes that the established accruals are adequate and the liabilities arising from the legal proceedings will not have a material adverse effect on its consolidated financial condition, results of operations and cash flows. However, that in light of the inherent uncertainty in legal proceedings there can be no assurance that the ultimate resolution of a matter will not exceed established accruals. As a result, the outcome of a particular matter or a combination of matters may be material to the results of operations and cash flows for a particular period, depending upon the size of the loss or the income for that particular period.

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

The Company believes that the Assignment Agreement was void for lack of consideration and moved to dismiss the case on those and other grounds. On June 17, 2020, the New York Supreme Court entered an order dismissing certain claims against the Company brought by cross claimant Phipps. Specifically, the court dismissed Phipps claims for indemnification, contribution, fraud, negligence and negligent misrepresentation. However, the court did not dismiss Phipps claim for breach of the Assignment Agreement. The issue of the validity of the Assignment Agreement, and the Company’s defenses to the claims brought by the plaintiff Pizzarotti and cross claimant Phipps, are being litigated. The Company maintains that the Assignment Agreement, to the extent valid and enforceable, was properly terminated and/or there are no damages, and, consequently, that the claims brought against the Company are without merit. The Company intends to continue to vigorously defend the litigation. The parties have engaged in written discovery but no depositions have been conducted as of yet. By motion dated February 24, 2021, Pizzarotti moved to stay the entire action pending the outcome of a separate litigation captioned Pizzarotti, LLC v. FPG Maiden Lane, LLC et. al., Index No. 651697/2019, involving some of the same parties (but excluding the Company). Phipps cross moved to consolidate the two actions. The Company opposed both motions. On April 26, 2021, the court denied both motions and directed the parties to meet and confer concerning the scheduling of depositions. On May 10, 2021, the parties jointly filed with the court a proposed order providing the completion of depositions of all parties and non-parties by September 30, 2021. On April 4, 2024, the court entered an order setting forth the following dates for the completion of the parties depositions: (1) deposition of plaintiff shall occur by May 31, 2024, (2) deposition of Phipps shall occur by June 30, 2024, (3) deposition of the Company shall occur by July 20, 2024, (4) deposition of Mr. Shetty shall occur by August 9, 2024, (5) deposition of FPG Maiden Lane, & J. Landau shall occur by August 30, 2024, and (6) depositions of non-parties shall occur by September 30, 2024. Litigation is subject to many uncertainties, and the outcome of this action is not predicted with assurance. The Company is currently unable to predict the outcome or possible recovery or loss or range of loss, if any, associated with the resolution of this litigation, and, accordingly, the Company has made no provision related to this matter in the accompanying condensed consolidated financial statements.

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

Farnam Litigation

In October 2023, Farnam Street Financial, Inc. (“Farnam”) filed suit against the Company in the United States District Court for the District of Minnesota (Case No. 23-CV-3212) alleging breaches by the Company under a certain lease agreement between Farnam and the Company dated as of October 13, 2021. Farnam sought monies owed under such lease agreement. On August 1, 2024, the Company, SG Echo and SG Environmental Solutions Corp. (“SG Environmental”), a wholly owned subsidiary of the Company, entered into a settlement agreement (the “Settlement”) with Farnam to resolve the pending litigation. Simultaneously with the execution of the Settlement, (i) the Company, SG Environmental and Farnam entered into an assignment and assumption agreement, pursuant to which SG Environmental was substituted for the Company as the lessee under the lease agreement, and (ii) SG Environmental and Farnam executed a new Lease Schedule No. 001R (Schedule 1R), which replaced the prior schedule in its entirety. The terms of the Settlement included the following: (i) SG Environmental will be the signatory as the Lessee under the lease; (ii) the initial term (the Initial Term) of Schedule 1R is 18 months; (iii) the Commencement Date of Schedule 1R is August 1, 2024; (iv) the original cost of the equipment subject to Schedule 1R is $1,556,163.00; (v) so long as there has been no default under the lease and Schedule 1R, SG Environmental shall have the option to purchase the equipment at the end of the Initial Term for thirty-five percent (35%) of the original cost of the equipment, or $544,657.05, plus applicable taxes; (vi) the Monthly Lease Charge under Schedule 1R is $65,880.95, plus applicable taxes; and (vii) SG Environmental shall provide a new security deposit under Schedule 1R in the amount of $167,056.00, which shall be paid on or before August 1, 2024. Simultaneously with the execution of the Settlement, the Company and SG Echo executed a guaranty, whereby each of the Company and SG Echo jointly and severally guarantee SG Environmentals’ full and prompt payment and performance under the lease and Schedule 1R. Per the Settlement, Farnam shall retain as income all prior payments from the Company (or any Company affiliate) under the lease, the prior schedule, or any other agreement with the Company or its affiliates, including all monthly lease charges, interim rent, taxes, interest, fees, late charges, and any security deposits, including the deposit under the prior schedule. Under the terms of the Settlement, Farnam and the Company each agree to waive and release any and all claims against the other, except with respect to each party’s performance under the Settlement and each partys future obligations under the lease, Schedule 1R and guaranty agreements. The case remains ongoing as disputes have arisen post-Settlement between the Company and Farnam. As of March 31, 2026, the Company cannot estimate any potential loss, besides the original amounts of approximately $1.5 million which are included in accounts payable and accrued expenses on accompanying condensed consolidated balance sheets.

American Express Litigation

In December 2023, American Express Travel Related Services Company, Inc. (AMEX) filed suit against the Company in the Supreme Court of the State of New York, County of New York (Case No. 162231/2023) alleging breaches of a commercial credit card agreement between AMEX and the Company, dated as of November 8, 2022. AMEX sought monies owed under the commercial credit card agreement, with a balance of $232,218.94 as of the commencement of the action. In August 2024, AMEX filed a Motion for Default Judgment, which was granted by the court on or about September 19, 2024, for the amount of damages requested in AMEXs motion. As of March 31, 2026, the estimated potential loss to the Company is approximately $232,000 which is included in accounts payable and accrued expenses on accompanying condensed consolidated balance sheets.

Choctaw Litigation

In March 2024, the Choctaw Nation of Oklahoma (“Choctaw Nation”) filed suit against SG Echo and the Company in the District Court of Bryan County, State of Oklahoma (Case No. CJ-2024-41) alleging: (a) breaches by SG Echo under a certain commercial lease agreement between SG Echo and the Choctaw Nation related to commercial property located at 2917 Big Lots Road, Durant, Oklahoma 74701; and (b) declaratory and injunctive relief relating to certain cranes, declaring the Choctaw Nation to be the owner of the cranes and not SG Echo. The Company disputes the Choctaw Nations allegations. As of March 31, 2026, the case remains pending. As of March 31, 2026, the estimated potential loss to the Company is approximately $138,000 which is included in accounts payable and accrued expenses on accompanying condensed consolidated balance sheets.

Durant Industrial Authority Litigation

In November 2024, the filed suit against the Company, SG Echo, and among others, alleging breaches by the Company and SG Echo under a certain forgivable promissory note executed between SG Echo as the borrower and the Authority as the lender in the principal sum of $750,000, the Forgivable Note. The indebtedness under the Forgivable Note would be forgiven in three separate phases based upon the schedule set forth in the Forgivable Note. The Authority’s allegations include, among others, that due to SG Echos’ alleged breaches, the Forgivable Note is no longer forgivable and has been accelerated and is due in full. The Company and SG Echo dispute the Authority’s allegations. As of March 31, 2026, the case remains pending. As of March 31, 2026, the Company cannot estimate any additional potential loss, however as of March 31, 2026, the $750,000 is included in short-term notes payable on the accompanying condensed consolidated balance sheets.

Rulien Litigation

In March 2024, Rulien Advisors, LLC (“Rulien”) filed a lawsuit against the Company in the Supreme Court of the State of New York, Commercial Division, Kings County (Case No. 506426/2024), alleging breaches of a consulting agreement dated December 17, 2018 (the “Consulting Agreement”), pursuant to which the Company engaged Rulien as a non-exclusive independent sales representative to promote the sale of, and solicit orders for, the Company’s products and services. Rulien alleges that it is entitled to commissions totaling $1,373,750 in connection with (i) the alleged sale of property located at 1900 American Drive, Lago Vista, Texas, and (ii) the Company’s spin-off of its wholly owned subsidiary, Safe and Green Development Corporation, into a separately publicly traded company.

On June 24, 2026, the court entered a default judgment against the Company. The Company has retained litigation counsel and will shortly file a motion to vacate the default judgment. The Company disputes Rulien’s claims and intends to vigorously defend the matter.

At this time, the Company is unable to reasonably estimate the possible loss or range of loss, if any, associated with this matter. Accordingly, no liability has been recorded in the accompanying condensed consolidated financial statements.

Caliber Litigation

In June 2024, Caliber Corporate Advisers, LLC (“Caliber”) filed suit against the Company in the Supreme Court of the State of New York, County of New York (Case No. 652893/2024) alleging breaches of a Consulting Services Agreement between Caliber and the Company (the “Services Agreement”), alleging a balance owed of $46,350. The Company disputes Caliber’s claims, and claims that Caliber failed to provide meaningful services as set forth in the Services Agreement. As of March 31, 2026, the case remains pending. As of March 31, 2026, the Company cannot estimate any potential loss.

MDisrupt Litigation

In August 2024, MDisrupt, Inc. (“MDisrupt”) filed suit against Safe and Green Medical Corporation (“SG Medco”) and the Company in the 353rd District Court of Travis County, Texas (Case No. D-1-GN-24-003213) alleging breaches of a consulting services agreement between SG Medco and MDisrupt entered into on or about September 20, 2023 (the “MDisrupt Services Agreement”), alleging a balanced owed of $183,901. SG Medco and the Company dispute MDisrupt’s allegations. Further, the Company was not party to the MDisrupt Services Agreement. As of March 31, 2026, the case remains pending. As of March 31, 2026, the estimated potential loss to the Company is $183,901 which is included in accounts payable and accrued expenses on accompanying condensed consolidated balance sheets.

Prakash Chakravarthi Arbitration

In April 2026, Prakash Chakravarthi (“Prakash”) filed a complaint and demand for arbitration against NAHD, Olenox, and the Company in Dallas, Texas alleging breaches of the Plan and Agreement of Reorganization (“PAR Agreement”), dated November 8, 2024, by and among NAHD and the shareholders of Machfu, alleging unpaid bank loans and a credit card of Machfu of approximately $513,000, of which Prakash is the personal guarantor. The Company disputes Prakash’s claims and claims that Prakash breached the applicable representations and warranties set forth in the Agreement. As of March 31, 2026, the estimated potential loss to the Company is $513,000, which is included in accounts payable and accrued expenses on accompanying condensed consolidated balance sheets.

Machfu Employees Litigation

In April 2026, Prakash Chakravarthi, Minakshisundaran Anand, Bharath Kishan, Ajinkya Wakhale, Karen Shariati, and Stanislav Bobovych (collectively, the “Machfu Employees”) filed suit against Machfu, NAHD, Olenox., and the Company in the United States District Court for the District of Maryland (Case No. 26-cv-01614-PX) alleging unpaid wages, retaliatory termination, among others. The Company disputes the claims made by the Machfu Employees. The Company believes that Machfu has suffered significant harm as a direct result of the actions of Machfu Employees, resulting in lost revenues. The Company is preparing its answer and counterclaims. The estimated potential loss to the Company is $107,783.57, which is included in accounts payable and accrued expenses on the condensed consolidated balance sheets.

Sara Garcia Litigation

In March 2026, Sara Garcia (“Ms Garcia”) filed a Statement of Claim against Giant and the Company in the Ontario Superior Court of Justice (Court File No. CV-26-00005478-000) alleging wrongful dismissal in the amount of $186,666.67, breach of contract, accrued vacation pay, among others. The Company disputes Ms Garcia’s claims and shortly will be filing its statement of defence. The Company acquired Giant on or about December 18, 2025. Ms Garcia was an employee of Giant at the time of the acquisition. Ms. Garcia was terminated on February 3, 2026 due to Ms Garcia’s performance failures, failure to cooperate with superiors, failure to turn over access and control of Giant’s essential accounts to the Company, including Giant’s bank accounts, Giant’s internal software accounts, Giant’s external software accounts, Giant’s accounting software, among others. As of March 31, 2026, the Company cannot estimate any potential loss.

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

On March 12, 2021, the HOLA Defendants filed an answer to the Company’s complaint against it denying liability and asserting affirmative defenses. On March 12, 2021, the Company filed an answer to the HOLA Defendants First Amended Consolidated Complaint against it, denying liability and asserting affirmative defenses.

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

Crescendo Communications Litigation

In December 2025, Crescendo Communications, LLC (“Crescendo”) filed suit against the Company in the Supreme Court of the State of New York, County of Nassau (Case No. 626903/2025) alleging breach of contract, dated as of March 8, 2023. On April 9, 2026, the court entered a default judgment dated January 30, 2026, in the amount of $243,521.69. The Company has retained litigation counsel and will shortly file a motion to vacate the default judgment. The Company disputes Crescendo’s claims and intends to vigorously defend the matter. At this time, the Company is unable to reasonably estimate the potential loss or range of loss, if any, associated with this matter. Accordingly, no liability has been recorded in the accompanying condensed consolidated financial statements.

12. RELATED PARTY TRANSACTIONS

As disclosed in Note 6, certain of the Company’s notes payable are held by related parties.

As disclosed in Notes 6 and 10, during the three months ended March 31, 2026, the Company issued 62,333 shares of common stock in settlement of $338,662 of amounts due to affiliates of the Company’s chief executive officer, and issued 58,500 shares of common stock in exchange for 39,000 shares of Series A Preferred Stock held by the Company’s chief executive officer.

As of March 31, 2026 and December 31, 2025, $1,242,772 and $1,498,205, respectively, was due to the Company’s chief executive officer and affiliated entities. These advances are non-interest bearing and are payable upon demand.

As of March 31, 2026 and December 31, 2025, accounts payable and accrued expenses include $358,670 of relocation costs due to the Company’s chief executive officer

13. SUBSEQUENT EVENTS

Reverse Stock Split. On May 8, 2026, the Company effected a 1-for-10 reverse stock split of its then-outstanding common stock. All share and per share amounts set forth in these condensed consolidated financial statements have been recast to reflect the reverse stock split as if it had occurred as of the earliest period presented.

Series C Preferred Stock Conversions. Subsequent to March 31, 2026, holders of the Company’s Series C Convertible Preferred Stock converted an additional 250 shares of Series C Preferred Stock into an aggregate of 44,694 shares of common stock.

Series E Preferred Stock Conversions. Subsequent to March 31, 2026, holders of the Company’s Series E Convertible Preferred Stock converted shares of Series E Preferred Stock into an aggregate of 216,000 shares of common stock.

SG Echo Chapter 11 Filing. On April 28, 2026, SG Echo LLC, a wholly owned subsidiary of the Company, filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Oklahoma. SG Echo continues to operate its business as a debtor-in-possession while pursuing a court-supervised reorganization. The Chapter 11 proceeding is limited to SG Echo and does not include the Company or its other subsidiaries. The Chapter 11 filing triggered an event of default under certain SG Echo debt agreements, including approximately $4.0 million owed to Enhanced Capital Oklahoma Rural Fund, LLC.

On May 26, 2026, the Company acquired 100% of the membership interests of CS Digital Ventures, LLC. The purchase consideration consisted of $30.0 million of upfront consideration, including $14.0 million in Series D Preferred Stock and a $16.0 million unsecured promissory note, warrants to purchase 1,500,000 shares of the Company’s common stock, and contingent consideration of up to $20.0 million in additional Series D Preferred Stock upon the achievement of specified revenue and Adjusted EBITDA milestones.

Psylinks Neurotech Corp Acquisition. On July 3, 2026, the Company acquired 100% of the outstanding shares of Psylinks Neurotech Corp. in exchange for 104,166 restricted shares of the Company’s common stock, valued at approximately $500,000. The son of the Company’s Chief Executive Officer was a 50% owner of Psylinks Neurotech Corp. and therefore this transaction represents a related party transaction. The Company is evaluating the accounting for the acquisition under ASC 805, Business Combinations, and the purchase price allocation is preliminary.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Introduction and Certain Cautionary Statements

As used in this Quarterly Report on Form 10-Q for the period ended March 31, 2026 (this “Quarterly Report on Form 10-Q”), unless the context requires otherwise, references to the “Company,” “we,” “us,” and “our” refer to Olenox Industries Inc. and its subsidiaries. The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes and schedules included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and notes for the year ended December 31, 2025, which were included in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the Securities and Exchange Commission (the “SEC”) on June 30, 2026 (the “2025 Form 10-K”). This discussion, particularly information with respect to our future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special note regarding forward-looking statements” in this Quarterly Report on Form 10-Q. You should review the disclosure under the heading “Risk Factors” in the 2025 Form 10-K and in this Quarterly Report on Form 10-Q for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements.

Special note regarding forward-looking statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements contained in this Quarterly Report on Form 10-Q may use forward-looking terminology, such as “anticipates,” “believes,” “could,” “would,” “estimates,” “may,” “might,” “plan,” “expect,” “intend,” “should,” “will,” or other variations on these terms or their negatives. All statements other than statements of historical facts are statements that could potentially be forward-looking. The Company cautions that forward-looking statements involve risks and uncertainties and actual results could differ materially from those expressed or implied in these forward-looking statements or could affect the extent to which a particular objective, projection, estimate or prediction is realized. Factors that could cause or contribute to such differences include, but are not limited to: our ability to continue as a going concern; our ability to obtain additional financing on acceptable terms, if at all, or to obtain additional capital in other ways ; general economic, political and financial conditions, including inflation, both in the United States and internationally; our ability to increase sales, generate income, effectively manage our growth and realize our backlog; competition in the markets in which we operate, including the consolidation of our industry, our ability to expand into and compete in new geographic markets and our ability to compete by protecting our proprietary manufacturing process; a disruption or cybersecurity breach in our or third-party suppliers’ information technology systems; our ability to adapt our products and services to industry standards and consumer preferences and obtain general market acceptance of our products; product shortages and the availability of raw materials, and potential loss of relationships with key vendors, suppliers or subcontractors; the seasonality of the construction industry in general, and the commercial and residential construction markets in particular; a disruption or limited availability with our third party transportation vendors; the loss or potential loss of any significant customers; exposure to product liability, including the possibility that our liability for estimated warranties may be inadequate, and various other claims and litigation; our ability to attract and retain key employees; our ability to attract private investment for sales of product; the credit risk from our customers and our customers’ ability to obtaining third-party financing if and as needed; an impairment of goodwill; the impact of federal, state and local regulations, including changes to international trade and tariff policies, and the impact of any failure of any person acting on our behalf to comply with applicable regulations and guidelines; costs incurred relating to current and future legal proceedings or investigations; the cost of compliance with environmental, health and safety laws and other local building regulations; our ability to utilize our net operating loss carryforwards and the impact of changes in the United States’ tax rules and regulations; dangers inherent in our operations, such as natural or man-made disruptions to our facilities and project sites and other restrictions on business and commercial activity and the adequacy of our insurance coverage; our ability to comply with the requirements of being a public company; fluctuations in the price of our common stock, including decreases in price due to sales of significant amounts of stock; potential dilution of the ownership of our current stockholders due to, among other things, public offerings or private placements by the Company or issuances upon the exercise of outstanding options or warrants and the vesting of restricted stock units; the ability of our principal stockholders, management and directors to potentially exert control due to their ownership interest; any ability to pay dividends in the future; potential negative reports by securities or industry analysts regarding our business or the construction industry in general; Delaware law provisions discouraging, delaying or preventing a merger or acquisition at a premium price; our ability to remain listed on the Nasdaq Capital Market and the possibility that our stock will be subject to penny stock rules; our classification as a smaller reporting company resulting in, among other things, a potential reduction in active trading of our common stock or increased volatility in our stock price; and any factors discussed in “Part II - Item 1A. Risk Factors” to this Quarterly Report on Form 10-Q as well as “Part I - Item 1A. Risk Factors” in our 2025 Form 10-K, and other filings with the SEC. In addition, certain information presented below is based on unaudited financial information. There can be no assurance that there will be no changes to this information once audited financial information is available. As a result, readers are cautioned not to place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date of this report. The Company will not undertake to update any forward-looking statement herein or that may be made from time to time on behalf of the Company.

Overview

We are a vertically integrated energy company operating across multiple business lines, including oil and gas, energy services, and energy technologies. We are focused on acquiring, optimizing, and scaling energy-related infrastructure and operating assets across key U.S. markets. We operate in the following three segments: (i) construction; (ii) oil and gas; and (iii) SaaS.

The construction segment creates purpose built, prefabricated modules from wood, steel, and shipping containers, through our manufacturing unit SG Echo and other module projects. The oil and gas segment reflects the operations of Olenox Corp., which specializes in acquiring and revitalizing underdeveloped energy assets in Texas, Oklahoma, and Kansas, leveraging proprietary plasma pulse and ultrasonic cleaning tools to enhance production efficiency while reducing environmental impact. The SaaS segment consists primarily of Machfu, Inc. and its related industrial IoT products and services, providing secure, low-power edge-to-cloud connectivity and edge computing for critical infrastructure and industrial operations.

Recent Developments

During the Quarter:

Name Change. On January 7, 2026, we changed our name from Safe & Green Holdings Corp. to Olenox Industries Inc. by filing a Certificate of Amendment to our Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware. In connection with the name change, our common stock began trading under the symbol “OLOX.”

Series C Preferred Stock Financing. During the three months ended March 31, 2026, we sold 1,800 shares of Series C Convertible Preferred Stock for aggregate net proceeds of $1,547,800, and holders of Series C Preferred Stock converted 1,711 shares of Series C Preferred Stock into 122,990 shares of common stock.

Debt Settlements. During the three months ended March 31, 2026, we issued an aggregate of 147,281 shares of common stock in settlement of approximately $2.1 million of notes payable and amounts due to affiliates, recognizing a gain on debt extinguishment of $1,197,449 and a loss on debt extinguishment of $613,723.

Subsequent to March 31, 2026:

SG Echo Chapter 11 Filing. On April 28, 2026, SG Echo LLC, a wholly owned subsidiary of the Company, filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Oklahoma. SG Echo continues to operate its business as a debtor-in-possession while pursuing a court-supervised reorganization. The Chapter 11 proceeding is limited to SG Echo and does not include the Company or its other subsidiaries. The Chapter 11 filing triggered an event of default under certain SG Echo debt agreements, including approximately $4.0 million owed to Enhanced Capital Oklahoma Rural Fund, LLC.

Reverse Stock Split. On May 8, 2026, the Company effected a 1-for-10 reverse stock split of its outstanding common stock. All share and per share amounts in this Quarterly Report on Form 10-Q has been retroactively adjusted to reflect the reverse stock split.

CS Digital Acquisition. On May 26, 2026, the Company completed its acquisition of CS Digital Ventures LLC (“CS Digital”), a provider of digital infrastructure solutions, including bitcoin mining operations. The acquisition expanded the Company’s technology segment and is expected to enhance its digital infrastructure and energy-related capabilities. The transaction is being accounted for as a business combination under ASC 805, Business Combinations. The purchase price allocation is preliminary and remains subject to the completion of the valuation of certain acquired assets and assumed liabilities.

Psylinks Neurotech Corp Acquisition. On July 3, 2026, the Company acquired 100% of the outstanding shares of Psylinks Neurotech Corp. in exchange for 104,166 restricted shares of the Company’s common stock, valued at approximately $500,000. The Company is evaluating the accounting for the acquisition under ASC 805, Business Combinations, and the purchase price allocation is preliminary.

Results of Operations

Three Months Ended March 31, 2026 and 2025:

	For the Three Months Ended March 31,
	2026	2025
Total revenue	$285,313	$566,354
Total cost of revenue	(486,146)	(890,109)
Total payroll and related expenses	(692,380)	(555,738)
Total other operating expenses	(1,989,901)	(952,489)
Total operating loss	(2,883,114)	(1,831,982)
Total other income (expense)	217,390	(914,686)
Total loss before income tax	(2,665,724)	(2,746,668)
Deemed dividend for preferred shareholders	(395,967)	—
Net loss attributable to common stockholders	$(3,061,691)	$(2,746,668)

Revenue

During the three months ended March 31, 2026, we derived revenue from our construction services, oil and gas operations and industrial IoT (SaaS) operations. Total revenue for the three months ended March 31, 2026 was $285,313 compared to $566,354 for the three months ended March 31, 2025. Total revenue decreased by $281,041, or 50%, primarily due to less revenue being generated from construction services while revenue generated from our oil and gas and SaaS operations increased following our expansion into those business lines.

Cost of Revenue and Gross Profit

Cost of revenue was $486,146 for the three months ended March 31, 2026, compared to $890,109 for the three months ended March 31, 2025. The decrease of $403,963, or approximately 45%, primarily reflects lower construction costs and the absence of losses recognized on certain construction projects during the prior-year period.

Gross loss was $(200,833) for the three months ended March 31, 2026 compared to a gross loss of $(323,755) for the three months ended March 31, 2025.

Gross loss margin percentage increased to (70)% for the three months ended March 31, 2026 compared to (57)% for the three months ended March 31, 2025, primarily due to the addition of oil and gas production revenue during the three months ended March 31, 2026.

Operating Expenses

Payroll and related expenses for the three months ended March 31, 2026 were $692,380 compared to $555,738 for the three months ended March 31, 2025. The increase primarily reflects additional personnel associated with businesses acquired during the fourth quarter of 2025 together with increased stock-based compensation expense.

Other operating expenses (general and administrative expenses and marketing and business development expenses) for the three months ended March 31, 2026 were $1,989,901 compared to $952,489 for the three months ended March 31, 2025. This increase primarily reflects higher professional fees and increased general and administrative expenses associated with the Company’s expanded operations, including integration activities related to acquisitions.

Other Income (Expense)

Other income totaled $217,390 during the three months ended March 31, 2026, compared to other expense of $914,686 during the March 31, 2025. The improvement primarily resulted from gains recognized on the extinguishment of debt of $1,197,449 through settlements involving the issuance of common stock, partially offset by losses recognized on other debt settlements of $613,723. Interest expense decreased to $365,757 from $603,126 due primarily to lower average outstanding debt balances and reduced amortization of debt issuance costs.

Our operations for the three months ended March 31, 2026 and 2025 may not be indicative of our future operations.

Liquidity and Capital Resources

Historically, the Company has funded its operations through a combination of operating revenues, equity financings and debt financings. As of March 31, 2026 and December 31, 2025, the Company had cash and cash equivalents of $30,883 and $427,866, respectively.

The Company has incurred recurring operating losses and negative operating cash flows, which raise substantial doubt about its ability to continue as a going concern. See Note 2, Liquidity and Going Concern, to the condensed consolidated financial statements for additional information.

Management intends to meet the Company’s capital needs through revenue generated from operations, cost containment initiatives, strategic alliances and, as necessary, additional debt or equity financings. There can be no assurance the Company will be successful in meeting its capital requirements prior to becoming cash flow positive. The Company does not currently have committed sources of additional financing, and if it is unable to obtain the capital required when needed, it may be required to materially modify its business plan, including delaying or curtailing planned activities.

As of March 31, 2026, stockholders’ equity was $8,187,156 compared to $7,589,746 as of December 31, 2025. The Company had an accumulated deficit of $120,017,997 as of March 31, 2026, compared to $117,352,273 as of December 31, 2025. Net loss attributable to common stockholders for the three months ended March 31, 2026 was $3,061,691, and net cash used in operating activities was $1,909,521.

Cash Flow Summary

	Three Months Ended March 31,
	2026	2025
Net cash provided by (used in):
Operating activities	$(1,909,521)	$(1,308,920)
Investing activities	(31,643)	(182,663)
Financing activities	1,544,181	1,346,219
Net decrease in cash and cash equivalents	$(396,983)	$(145,364)

Operating activities used net cash of $1,909,521 during the three months ended March 31, 2026, and used net cash of $1,308,920 during the three months ended March 31, 2025. Generally, our net operating cash flows fluctuate primarily based on changes in our profitability and working capital. Cash used in operating activities increased by approximately $440,601, primarily due to changes in working capital and the timing of operating receipts and disbursements.

Investing activities used net cash of $31,643 during the three months ended March 31, 2026, and $182,663 during the three months ended March 31, 2025. The amount for the three months ended March 31, 2026 resulted from $31,643 in purchases of property, plant and equipment.

Financing activities provided net cash of $1,544,181 and $1,346,219 during the three months ended March 31, 2026 and 2025, respectively. The amount for the three months ended March 31, 2026 resulted from $1,547,800 of proceeds from the sale of common and preferred stock, partially offset by $3,619 in repayments of short-term notes payable.

There can be no assurance that our customers will decide to and/or be able to proceed with these construction projects, or that we will ultimately recognize revenue from these projects in a timely manner or at all.

Off-Balance Sheet Arrangements

As of March 31, 2026 and December 31, 2025, the Company had no material off-balance sheet arrangements to which we are a party.

In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector. These agreements are typically with consultants and certain vendors. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of March 31, 2026.

Critical Accounting Estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

There have been no material changes to the critical accounting estimates disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

New Accounting Pronouncements

See Note 3 to the accompanying condensed consolidated financial statements for all recently adopted and new accounting pronouncements.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer concluded that, as of March 31, 2026, the Company’s disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. As a result of these material weaknesses, there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected on a timely basis.

Notwithstanding the identified material weaknesses, management believes that the condensed consolidated financial statements and other financial information included in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows in conformity with U.S. GAAP.

Previously Reported Material Weaknesses

As disclosed in Item 9A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, management identified material weaknesses in the Company’s internal control over financial reporting. One of those material weaknesses included to the Company’s controls over the estimation of the acquisition-date fair value estimates. The Company did not design and maintain effective controls over the determination of fair value estimates, and as a result the fair value of shares issued as consideration in a business combination was not appropriately recorded in the Company’s condensed consolidated financial statements for the interim periods ended March 31, 2025, June 30, 2025 and September 30, 2025. Refer to Note 3 - Restatement of Previously Issued Financial Statements to our condensed consolidated financial statements.

Remediation

Management, with the oversight of the Audit Committee, is implementing measures designed to remediate the material weaknesses, including:

1.	enhancing the Company’s period-end financial reporting process for accounting estimates, including specific procedures over the determination of the acquisition-date fair value of equity consideration issued in a business combination;
2.	engaging third-party consultants with technical U.S. GAAP and SEC reporting expertise to assist in the evaluation and review of complex and non-routine transactions; and
3.	strengthening the Company’s accounting and financial reporting resources, including the appointment of a new Chief Financial Officer.

The measures described above were implemented during the three months ended March 31, 2026.

The material weaknesses will not be considered remediated until the applicable controls have been designed and implemented, have operated for a sufficient period of time, and management has concluded, through testing, that those controls are operating effectively. Management is unable to predict when remediation will be complete.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2026, the Company completed the remediation efforts described above. These changes are reasonably likely to materially affect the Company’s internal control over financial reporting. There were no other changes in the Company’s internal control over financial reporting during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

The information included in “Note 11 – Commitments and Contingencies” of our condensed consolidated financial statements included elsewhere in this Quarterly Report Form 10-Q is incorporated by reference into this Item.

ITEM 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on June 30, 2026 (the “2025 Form 10-K”). The risks described in the 2025 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may materially adversely affect our business, financial condition and results of operations. You should carefully consider the risk factors set forth in the 2025 Form 10-K, together with the other information contained in this Quarterly Report on Form 10-Q, before making an investment decision with respect to our common stock.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

Rule 10b5-1 Trading Arrangements

During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description
2.1	Order Confirming Debtors’ Amended Plan of Reorganization Under Chapter 11 of the Bankruptcy Code (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on July 7, 2016 (File No. 000-22563)).
2.2	Disclosure Statement for Amended Plan of Reorganization for Safe & Green, et al. under Chapter 11 of the Bankruptcy Code (incorporated herein by reference to Exhibit 2.2 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on July 7, 2016 (File No. 000-22563)).
2.3	Order of the Bankruptcy Court for the Southern District of New York Approving the Disclosure Statement and Setting Plan of Reorganization Confirmation Deadlines (incorporated herein by reference to Exhibit 2.3 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on July 7, 2016 (File No. 000-22563)).
2.4	Separation and Distribution Agreement by and between the Company and Safe and Green Development Corporation (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on September 28, 2023 (File No. 001-38037)
2.5	Membership Interest Purchase Agreement, dated May 26, 2026, between the Company, CS Digital Ventures, LLC, the Members of CS Digital Ventures, LLC listed on the signature pages thereto, and Bernardo Schucman, as Seller Representative (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on May 28, 2026)
2.6	Amended Membership Interest Purchase Agreement, dated as of June 16, 2026, by and among Olenox Industries Inc., CS Digital Ventures, LLC, the Members of CS Digital Ventures, LLC listed on the signature page thereto, and Bernardo Schucman, as Seller Representative (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on June 22, 2026)
2.7	Share Exchange Agreement, dated as of July 3, 2026, by and among Olenox Industries Inc., Psylinks Neurotech Corp., and the shareholders of Psylinks Neurotech Corp. listed on the signature page thereto (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on July 10, 2026)
3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on July 7, 2016 (File No. 000-22563)).
3.2	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on July 7, 2016 (File No. 000-22563)).
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on February 28, 2017 (File No. 000-22563)).
3.4	Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock, dated May 11, 2017 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on May 12, 2017 (File No. 001-38037)).
3.5	Certificate of Elimination of Series A Convertible Preferred Stock, dated December 13, 2018 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on December 17, 2018 (File No. 001-38037)).
3.6	Form of Certificate of Designation of the Series B Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.7 to the Registration Statement on Form S-1/A as filed by the Registrant with the Securities and Exchange Commission on December 9, 2019 (File No. 333-235295))
3.7	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on February 5, 2020 (File No. 001-38037)).
3.8	Amended and Restated Bylaws of the Company dated June 4, 2021 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on June 7, 2021 (File No. 001-38037)).
3.9	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on December 22, 2022 (File No. 001-38037)).
3.10	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on October 17, 2023 (File No. 001-38037)).
3.11	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on May 2, 2024).
3.12	Series B Certificate of Designation (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on July 18, 2025).

3.13	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on September 10, 2025).
3.14	Certificate of Designations of Rights and Preferences of Series C Convertible Preferred Stock of the Company (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on December 2, 2025).
3.15	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on January 20, 2026).
3.16	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on May 7, 2026).
3.17	Certificate of Designation of Series D convertible Preferred Stock of the Company (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on May 28, 2026).
3.18	Certificate of Designation of Series E Preferred Stock of Olenox Industries Inc., filed with the Secretary of State of the State of Delaware on June 17, 2026 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on June 22, 2026)
4.1	Form of Common Stock Purchase Warrant (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on May 1, 2019 (File No. 001-38037)).
4.2	Form of Series A Common Stock Purchase Warrant (incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on May 1, 2019 (File No. 001-38037)).
4.3	Form of Representatives Warrant Agreement (incorporated herein by reference to Exhibit 4.1 of the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on July 31, 2019 (File No. 001-38037)).
4.4	Form of 9% Secured Note (incorporated herein by reference to Exhibit 4.1 of the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on February 6, 2020 (File No. 001-38037)
4.5	Form of Representatives Warrant (incorporated herein by reference to Exhibit 4.14 to the Registration Statement on Form S-1/A filed by the Registrant with the Securities and Exchange Commission on May 5, 2020 (File No. 333-237682)).
4.6	Form of Pre-Funded Warrant (incorporated herein by reference to Exhibit 4.15 to the Registration Statement on Form S-1/A filed by the Registrant with the Securities and Exchange Commission on May 5, 2020 (File No. 333-237682)).
4.7	Description of Securities (incorporated by reference to exhibit 4.9 of the Annual Report on Form 10-K filed with the SEC on March 31, 2023 (File No. 000-22563))
4.8	Debenture, dated February 7, 2023, in the principal amount of $1,100,000 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on February 7, 2023 (File No. 001-38087)
4.9	Description of securities registered pursuant to Section 12 of the Securities Exchange Act of 1924, as amended (incorporated by reference to Exhibit 4.9 of the Annual Report on Form 10-K filed with the SEC on May 7, 2024 (File No. 000-22563))
4.11	Warrant, dated February 7, 2023 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on February 7, 2023 (File No. 001-38087)
4.12	Form of Indenture (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-3 as filed by the Registrant with the Securities and Exchange Commission on July 24, 2023 (File No. 333-237682)
4.13	Debenture dated November 30, 2023, in the principal amount of $700,000 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on December 1, 2023 (File No. 001-38087)
4.14	Warrant, dated November 30, 2023 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on December 1, 2023 (File No. 001-38087)
4.15	Debenture dated January 11, 2024 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on January 16, 2024 (File No. 001-38087)
4.16	Warrant, dated January 11, 2024 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on January 16, 2024 (File No. 001-38087)
4.17	Form of Promissory Note by and between the Company and Paul Galvin (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on December 20, 2023 (File No. 001-38037)
4.18	Debenture, dated February 15, 2024 in the principal amount of $250,000 (incorporated by reference to Exhibit 4.1 of Safe and Green Development Corporations Current Report on Form 8-K filed on February 22, 2024).
4.19	Warrant, dated February 15, 2024 (incorporated by reference to Exhibit 4.2 of Safe and Green Development Corporations Current Report on Form 8-K filed on February 22, 2024).
4.20	Form of Pre-Funded Warrant, dated May 7, 2024 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on May 9, 2024)
4.21	Form of Warrant, dated May 7, 2024 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on May 9, 2024)
4.22	Form of Placement Agent Warrant, dated May 7, 2024 (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed on May 9, 2024)
4.23	Promissory Note, dated August 28, 2024 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on August 30, 2024)
4.24	Promissory Note, dated October 22, 2024 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on October 28, 2024)
4.25	Promissory Note, dated January 22, 2025 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on January 29, 2025)

4.26	Promissory Note, dated February 12, 2025 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on February 24, 2025)
4.27	Common Stock Purchase Warrant, dated February 12, 2025 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on February 24, 2025)
4.28	Promissory Note, dated February 25, 2025 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on March 10, 2025)
4.29	Promissory Note, dated March 3, 2025 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on March 10, 2025)
4.30	Promissory Note, dated March 27, 2025 (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on April 2, 2025)
4.31	Form of Series A Warrant (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on April 16, 2025)
4.32	Form of Series B Warrant (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed on April 16, 2025)
4.33	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed on April 16, 2025)
4.34	Promissory Note, dated April 11, 2025 (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on April 17, 2025)
4.35	Form of Warrant issued by the Company to the Sellers (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on May 28, 2026)
4.36	Form of Warrant issued by the Company to the Sellers (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on June 22, 2026)
10.1#	Form of the Company Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on November 1, 2016 (File No. 000-22563)).
10.2#	Form of the Company Nonqualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on November 1, 2016 (File No. 000-22563)).
10.3#	Form of Director Indemnification Agreement (incorporated herein by reference to Exhibit 10.1 to the Registration Statement on Form S-1 as filed by the Registrant with the Securities and Exchange Commission on February 6, 2017 (File No. 333-215922)).
10.4#	SG Blocks, Inc. Stock Incentive Plan (incorporated herein by reference to Exhibit 10.10 to the Registration Statement on Form S-1 as filed by the Registrant with the Securities and Exchange Commission on February 6, 2017 (File No. 333-215922)).
10.5#	Executive Employment Agreement, effective as of January 1, 2017, between Paul M. Galvin and the Company (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on March 14, 2017 (File No. 000-22563)).
10.6#	Amendment No. 1 to the SG Blocks, Inc. Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on June 5, 2018 (File No. 001-38037)).
10.7#	Form of SG Blocks, Inc. Restricted Share Unit Agreement (Non-Employee Directors) (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on July 30, 2018 (File No. 001-38037)).
10.8#	Form of Restricted Share Unit Agreement (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q as filed by the Registrant with the Securities and Exchange Commission on August 14, 2019 (File No. 001-38037)).
10.9#	Form of Restricted Share Unit Agreement (Special Bonus) (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q as filed by the Registrant with the Securities and Exchange Commission on August 14, 2019 (File No. 001-38037)).
10.10	Exclusive License Agreement, entered into as of October 3, 2019 by and between the Company and CPF MF 2019-1 LLC (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on October 9, 2019 (File No. 001-38037))
10.11	Loan Agreement and Promissory Note, dated effective October 3, 2019, between the Company, as lender, and CPF GP 2019-1 LLC, as borrower (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on October 9, 2019 (File No. 001-38037))
10.12	Right of First Refusal Agreement, entered into as of October 9, 2019 by and between the Company and CMC Development LLC (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on October 15, 2019 (File No. 001-38037))
10.13	Amendment to Loan Agreement and Promissory Note between the Company and CPF GP 2019-LLC (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on October 15, 2019 (File No. 001-38037))
10.14	Second Amendment to Loan Agreement and Promissory Note dated November 7, 2019 between CPF GP 2019-1 LLC and Safe & Green (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on November 13, 2019 (File No. 001-38037)).
10.15	Amendment No. 1 to Exclusive License Agreement, entered into as of October 3, 2019 by and between the Company and CPF MF 2019-1 LLC (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q as filed by the Registrant with the Securities and Exchange Commission on November 14, 2019 (File No. 001-38037))
10.16	Waiver of Warrant (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on December 13, 2019 (File No. 001-38037)).

10.17	Promissory Note, dated January 21, 2020, issued by CPF GP 2019-1 LLC to the Company (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on January 23, 2020 (File No. 001-38037)
10.18	Promissory Note, dated January 21, 2020, issued by CPF GP 2019 -1 LLC to Paul Galvin (incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on January 23, 2020 (File No. 001-38037)
10.19	Security Agreement, by and among CPF GP 2019-1 LLC, the Company and Paul Galvin, dated January 21, 2020 (incorporated herein by reference to Exhibit 10.3 of the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on January 23, 2020 (File No. 001-38037)
10.30	Form of Securities Purchase Agreement (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on February 6, 2020 (File No. 001-38037)
10.31	Form of Pledge Agreement (incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on February 6, 2020 (File No. 001-38037)
10.32	Distributorship Agreement between Osang Healthcare Co., Ltd. and the Company, effective as of April 28, 2020 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2020 (File No. 001-38037))
10.33	Amendment to Distributorship Agreement between Osang Healthcare Co., Ltd. and the Company, dated April 30, 2020 (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2020 (File No. 001-38037)).
10.34	Agreement between Osang Group Co. Ltd. and the Company, dated May 1, 2020 (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2020 (File No. 001-38037)).
10.35#	Amendment No. 2 to the SG Blocks, Inc. Stock Incentive Plan (incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on June 25, 2020 (File No. 001-38037))
10.36#	Asset Purchase Agreement by and between SG Echo, LLC and Echo DCL, LLC, dated September 17, 2020 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 22, 2020 (File No. 001-38037)).
10.37	Unimproved Property Contract, dated February 25, 2021, by and between the Company and Northport Harbor LLC (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on May 11, 2021 (File No. 001-38037)).
10.38	Settlement and Mutual Release Agreement, dated June 15, 2021, by and among CPF GP 2019-1 LLC, Capital Plus Financial, LLC and the Company (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on June 21, 2021 (File No. 001-38037)).
10.39	Termination of Exclusive License Agreement, effective June 15, 2021 (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on June 21, 2021 (File No. 001-38037)).
10.40	Assignment of Limited Rights Under Membership Interest Redemption Agreement, dated June 15, 2021, by and among Capital Plus Financial, LLC, the Company and CPF GP 2019-1 LLC (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on June 21, 2021 (File No. 001-38037)).
10.41	Operating Agreement by and between SGB Development Corp., Jacoby Development, Inc. and JDI-Cumberland Inlet. LLC, dated June 24, 2021 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on June 28, 2021 (File No. 001-38037)).
10.42	Fabrication and Building Services Agreement by and between JDI-Cumberland Inlet, LLC and SG Echo, LLC, dated June 24, 2021 (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on June 28, 2021 (File No. 001-38037)).
10.43	Real Estate Lien Note, dated July 14, 2021, in the principal amount of $2,000,000 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on July 19, 2021 (File No. 001-38037)).
10.44	Deed of Trust, dated July 14, 2021 (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on July 19, 2021 (File No. 001-38037)).
10.45	Assignment of Leases and Rents, dated July 8, 2021 (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on July 19, 2021 (File No. 001-38037)).
10.46#	Amendment No. 3 to the SG Blocks, Inc. Stock Incentive Plan (incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A filed by the Registrant with the Securities and Exchange Commission on July 14, 2021 (File No. 001-38087)).
10.47#	Employment Agreement, dated September 27, 2021, between the Company and William Rogers (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on October 1, 2021 (File No. 001-38037)).
10.48#	Employment Agreement, dated September 30, 2021, between the Company and Gerald Sheeran (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on October 1, 2021 (File No. 001-38037))

10.49	Placement Agency Agreement, dated as of October 25, 2021, by and between the Company and the Placement Agent (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on October 26, 2021 (File No. 001-38037)).
10.50	Form of Securities Purchase Agreement, dated as of October 25, 2021 by and between the Company and the Purchaser named therein (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on October 26, 2021 (File No. 001-38037)).
10.51	Lease Agreement by and between SG Echo LLC and May Properties, LLC, dated October 28, 2021 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on November 2, 2021 (File No. 001-38037)).
10.52	Guaranty by the Company dated October 28, 2021 (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on November 2, 2021 (File No. 001-38037)).
10.53	Loan Agreement by and among SG Echo LLC, The Durant Industrial Authority and the Company, as guarantor, dated October 29, 2021 (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on November 2, 2021 (File No. 001-38037)).
10.54	Forgivable Promissory Note, dated October 29, 2021, issued by SG Echo LLC (incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on November 2, 2021 (File No. 001-38037)).
10.55#	Amendment to Employment Agreement, dated July 5, 2022, between the Company and Paul Galvin (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on July 8, 2022 (File No. 001-38037))
10.56#	Employment Agreement between SG Blocks, Inc. and Marc Brune, dated September 1, 2022, between SG Blocks, Inc. and (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on September 1, 2022 (File No. 001-38037)).
10.57	Fabrication Agreement between SGB Development Corp. and SG Echo, LLC, dated December 2, 2022, (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on December 6, 2022 (File No. 001-38037)).
10.58#	Employment Agreement, dated February 3, 2023, between Safe and Green Development Corporation and David Villarreal (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on February 6, 2023 (File No. 001-38037)).
10.59	Securities Purchase Agreement, dated February 7, 2023, by and between the Company and Peak One Opportunity Fund, L.P. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on February 7, 2023 (File No. 001-38087)
10.60	Registration Rights Agreement, dated February 7, 2023, by and between the Company and Peak One Opportunity Fund, L.P. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on February 7, 2023 (File No. 001-38087)
10.61	Equity Purchase Agreement, dated February 7, 2023, by and between the Company and Peak One Opportunity Fund, L.P. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on February 7, 2023 (File No. 001-38087)
10.62	Registration Rights Agreement, dated February 7, 2023, by and between the Company and Peak One Opportunity Fund, L.P. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on February 7, 2023 (File No. 001-38087)
10.63	Loan Agreement dated March 30,2023 between the Company and LV Peninsula Holding, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on April 5, 2023 (File No. 001-38037)
10.64	Promissory Note dated March 30, 2023 by and between the Company and LV Peninsula Holding, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on April 5, 2023 (File No. 001-38037)
10.65	Deed of Trust and Security Agreement, dated March 30, 2023 by and between the Company and LV Peninsula Holding, LLC (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on April 5, 2023 (File No. 001-38037)
10.66	Assignment of Contract Rights dated March 30, 2023 by and between the Company and LV Peninsula Holding, LLC (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on April 5, 2023 (File No. 001-38087)
10.67	Mortgage dated March 30, 2023 by and between the Company and LV Peninsula Holding, LLC (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on April 5, 2023 (File No. 001-38037)
10.68	Limited Guaranty, dated March 30, 2023 by and between the Company and LV Peninsula Holding, LLC (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on April 5, 2023 (File No. 001-38037)

10.69	Resignation Letter from Yaniv Blumenfeld (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on May 3, 2023 (File No. 001-38037)
10.70	Employment Agreement by and between the Company and Patricia Kaelin dated as of May 1, 2023 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on May 3, 2023 (File No. 001-38037)
10.71	Standard Cash Advance Agreement, dated May 16, 2023 by and between SG Building Blocks, Inc. and Cedar Advance LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on May 22, 2023 (File No. 001-38037)
10.72	Secured Commercial Promissory Note, date June 1, 2023 by and between SG Echo LLC and Southstar Financial, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on June 14, 2023 (File No. 001-38037)
10.73	Mortgage, date June 1, 2023 by and between SG Echo LLC and Southstar Financial, LLC (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on June 14, 2023 (File No. 001-38037)
10.74	Non-Recourse Factoring and Security Agreement, dated June 1, 2023 by and between SG Echo LLC and Southstar Financial, LLC (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on June 14, 2023 (File No. 001-38037)
10.75	Secured Continuing Corporate Guaranty, date June 8, 2023 by and between the Company in favor of SouthStar Financial LLC (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on June 14, 2023 (File No. 001-38037)
10.76	Cross-Default and Cross Collateralization Agreement, date June 8, 2023 by and between the Company, SG Echo LLC and SouthStar Financial LLC (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on June 14, 2023 (File No. 001-38037)
10.77	Loan Agreement, dated as of June 16, 2023, between the Company and BCV S&G DevCorp. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on June 29, 2023 (File No. 001-38037)
10.78	Escrow Agreement, dated June 21, 2023 among the Company, Bridgeline Capital Partners S.A., acting on behalf BCV S&G DevCorp, and American Stock Transfer & Trust Company, LLC, as Escrow Agent (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on June 29, 2023 (File No. 001-38037)
10.79	Note Cancellation Agreement, Effective as of July 1, 2023 by and between the Company and Safe and Green Development Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on August 11, 2023 (File No. 001-38037)
10.80	Promissory Note by and between the Company and Safe and Green Development Corporation (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on August 11, 2023 (File No. 001-38037)
10.81	Amendment No. 1 to Loan Agreement, dated as of August 25, 2023 by and between the Company and Safe and Green Development Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on August 28, 2023 (File No. 001-38037)
10.82	Offer Letter by and between the Company and Vanessa Villaverde dated August 28, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on August 29, 2023 (File No. 001-38037)
10.83	Offer Letter by and between the Company and Jill Anderson dated August 30, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on September 5, 2023 (File No. 001-38037)
10.84	Amendment No. 2 to Loan Agreement dated as of September 11, 2023 by and between the Company and Safe and Green Development Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on September 12, 2023 (File No. 001-38037)
10.85	Amendment to Employment Agreement dated as of September 19, 2023 by and between the Company and Paul Galvin (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on September 19, 2023 (File No. 001-38037)
10.86	Shared Services Agreement by and between the Company and Safe and Green Development Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on September 28, 2023 (File No. 001-38037)

10.87	Tax Matters Agreement by and between the Company and Safe and Green Development Corporation (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on September 28, 2023 (File No. 001-38037)
10.88	Amendment No. 4 to the Company’s Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on October 10, 2023 (File No. 001-38037)
10.89	Mutual Settlement and Release Agreement by and between the Company and William Rogers (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on October 25, 2023 (File No. 001-38037)
10.90	Standard Cash Advance Agreement, dated September 26, 2023, by and between SG Building Blocks, Inc. and Cedar Advance LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on October 25, 2023 (File No. 001-38037)
10.91	Note Subscription Agreement by and between the Company and E-Lovu Health, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on November 16, 2023 (File No. 001-38037)
10.92	Standard Cash Advance Agreement, dated November 20, 2023 by and between the Company and SG Building Blocks, Inc. and Cedar Advance LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on November 22, 2023 (File No. 001-38037)
10.93	Contribution Agreement between LV Peninsula Holding LLC and Preserve Acquisitions, LLC entered into as of November 28, 2023 (Incorporated by reference to Exhibit 10.1 to Safe and Green Development Corporations Form 8-K filed with the SEC on December 4, 2023)
10.94	Securities Purchase Agreement, dated November 30, 2023 (Incorporated by reference to Exhibit 10.1 to Safe and Green Development Corporations Form 8-K filed with the SEC on December 1, 2023)
10.95	Registration Rights Agreement, dated November 30, 2023 (Incorporated by reference to Exhibit 10.2 to Safe and Green Development Corporations Form 8-K filed with the SEC on December 1, 2023)
10.96	Equity Purchase Agreement, dated November 30, 2023 (Incorporated by reference to Exhibit 10.3 to Safe and Green Development Corporations Form 8-K filed with the SEC on December 1, 2023)
10.97	Registration Rights Agreement, dated November 30, 2023 (Incorporated by reference to Exhibit 10.4 to Safe and Green Development Corporations Form 8-K filed with the SEC on December 1, 2023)
10.98	2023 Subsidiaries Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on December 11, 2023 (File No. 001-38037)
10.99	Master Purchase Agreement by and between the Company and SG Echo LLC and Safe and Green Development Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on December 21, 2023 (File No. 001-38037)
10.100	Mutual Separation And Release Agreement by and between the Company and Vanessa Villaverde (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on December 26, 2023 (File No. 001-38037)
10.101	Standard Merchant Cash Advance Agreement by and among SG Building Blocks, Inc., SG Echo, LLC and Madison Advance LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on January 10, 2024 (File No. 001-38037)
10.102	Securities Purchase Agreement dated January 11, 2024 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on January 16, 2024 (File No. 001-38037)
10.104	Standard Cash Advance Agreement, dated January 29, 2024 by and between the Company and SG Building Blocks, Inc. and Cedar Advance LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on January 31, 2024 (File No. 001-38037)
10.105	Agreement of Sale between Safe and Green Development Corporation and Pigmental, LLC, dated January 31, 2024 (incorporated by reference to Exhibit 10.1 of Safe and Green Development Corporations Current Report on Form 8-K filed on February 6, 2024).
10.106	Settlement and Release Agreement dated February 9, 2024 by and between the Company and Maxim Group LLC (incorporated by reference to Exhibit 10.82 to the Registration Statement on Form S-1/A as filed by the Registrant with the Securities and Exchange Commission on February 12, 2024 (File No. 333-276732)).

10.108	Membership Interests Purchase Agreement, dated as of February 7, 2024, by and among Safe and Green Development Corporation, the members of Majestic World Holdings LLC listed therein, Majestic World Holdings LLC and Sellers Representative (incorporated by reference to Exhibit 10.1 of Safe and Green Development Corporations Current Report on Form 8-K filed on February 13, 2024).
10.109	Side Letter Agreement, dated as of February 7, 2024, by and among Safe and Green Development Corporation, Majestic World Holdings LLC and Sellers Representative (incorporated by reference to Exhibit 10.2 of Safe and Green Development Corporations Current Report on Form 8-K filed on February 13, 2024).
10.110	Profit Sharing Agreement, dated as of February 7, 2024, by and between Safe and Green Development Corporation and Matthew A. Barstow on behalf of and as the duly authorized representative of the members identified therein (incorporated by reference to Exhibit 10.3 of Safe and Green Development Corporations Current Report on Form 8-K filed on February 13, 2024).
10.111	Amendment No. 1 to the Securities Purchase Agreement, dated February 15, 2024 (incorporated by reference to Exhibit 10.1 of Safe and Green Development Corporations Current Report on Form 8-K filed on February 22, 2024).
10.112	Amendment No. 1 to the Registration Rights Agreement, dated February 15, 2024 (incorporated by reference to Exhibit 10.2 of Safe and Green Development Corporations Current Report on Form 8-K filed on February 22, 2024).
10.113	Form of Securities Purchase Agreement, dated May 3, 2024, by and between OLENOX INDUSTRIES INC. and the Purchaser named therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 9, 2024)
10.114	Form of Registration Rights Agreement, dated May 3, 2024, by and between OLENOX INDUSTRIES INC. and the Purchaser named therein (incorporated by reference to Exhibit 10.2 to the Current Report on From 8-K filed on May 9, 2024)
10.115	Settlement Agreement, dated as of August 1, 2024, by and among Farnam Street Financial, Inc., OLENOX INDUSTRIES INC., SG Echo LLC, and SG Environmental Solutions Corp. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 7, 2024)
10.116	Lease Schedule No. 001R, dated as of August 1, 2024, by and between Farnam Street Financial, Inc., OLENOX INDUSTRIES INC., and SG Environmental Solutions Corp. (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on August 7, 2024)
10.117	Assignment and Assumption, dated as of August 1, 2024, by and between Farnam Street Financial, Inc., OLENOX INDUSTRIES INC. and SG Environmental Solutions Corp. (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on August 7, 2024)
10.118	Unconditional Continuing Guaranty, dated as of August 1, 2024, by OLENOX INDUSTRIES INC. and SG Echo, LLC in favor of Farnam Street Financial, Inc. (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed on August 7, 2024)
10.119	Confession of Judgment in favor of Farnam Street Financial, Inc., by OLENOX INDUSTRIES INC., SG Echo LLC, and SG Environmental Solutions Corp. (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed on August 7, 2024)
10.120	Standard Cash Advance Agreement, dated July 31, 2024, by and between SG Building Blocks, Inc. and Cedar Advance LLC (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 7, 2024)
10.121	Standard Cash Advance Agreement, dated August 27, 2024, by and between SG Building Blocks, Inc. and Pawn Funding (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 30, 2024)
10.122	Note Purchase Agreement, dated August 28, 2024, between the Company and 1800 Diagonal Lending LLC (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 30, 2024)

10.123	Loan and Security Agreement, dated September 20, 2024, by and between SG Echo, LLC and Enhanced Capital Oklahoma Rural Fund, LLC (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K field on September 24, 2024)
10.124	Note Purchase Agreement, dated October 22, 2024, between OLENOX INDUSTRIES INC. and 1800 Diagonal Lending LLC (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on October 28, 2024)
10.125	Standard Cash Advance Agreement, dated December 24, 2024, by and between SG Building Blocks, Inc. and Cedar Advance LLC (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on December 31, 2024)
10.126	Employment Agreement, dated January 5, 2025, between OLENOX INDUSTRIES INC. and Michael McLaren (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 7, 2025)
10.127	Letter of Intent, dated as of January 8, 2025, by and among New Asia Holdings, Inc., Olenox Corp., and OLENOX INDUSTRIES INC. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 14, 2025)
10.128	Employment Agreement, dated January 20, 2025, between OLENOX INDUSTRIES INC. and Jim Pendergast (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 21, 2025)
10.129	Securities Purchase Agreement, dated January 21, 2025, by and between OLENOX INDUSTRIES INC. and Alumni Capital LP (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 27, 2025)
10.130	Note Purchase Agreement, dated January 22, 2025, between OLENOX INDUSTRIES INC. and 1800 Diagonal Lending LLC (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 29, 2025)
10.131	Standard Cash Advance Agreement, dated January 22, 2025, by and between SG Building Blocks, Inc. and Core Funding LLC (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on January 29, 2025)
10.132	Arrangement and Plan of Merger, dated as of February 2, 2025, by and between New Asia Holdings, Inc., and OLENOX INDUSTRIES INC. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on February 3, 2025)
10.133	Securities Purchase Agreement, dated February 12, 2025, between OLENOX INDUSTRIES INC. and Firstfire Global Opportunities Fund, LLC (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on February 24, 2025)
10.134	Securities Purchase Agreement, dated February 25, 2025, between OLENOX INDUSTRIES INC. and Tysadco Partners LLC (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on March 10, 2025)
10.135	ELOC Securities Purchase Agreement, dated February 25, 2025, between OLENOX INDUSTRIES INC. and Tysadco Partners LLC (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on March 10, 2025)
10.136	Securities Purchase Agreement, dated March 3, 2025, between OLENOX INDUSTRIES INC. and GS Capital Partners, LLC (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on March 10, 2025)
10.137	Registration Rights Agreement, dated March 3, 2025 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on March 10, 2025)
10.138	Securities Purchase Agreement, dated March 27, 2025, between the Company and Generating Alpha Ltd. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on April 2, 2025)
10.139	Registration Rights Agreement, dated March 27, 2025, between the Company and Generating Alpha Ltd. (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on April 2, 2025)
10.140	Asset Purchase Agreement, dated April 8, 2025, between the Company and County Line Industrial LLC (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on April 9, 2025)
10.141	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on April 16, 2025)
10.142	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on April 16, 2025)
10.143	Securities Purchase Agreement, dated April 11, 2025, between the Company and Generating Alpha Ltd. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on April 17, 2025)
10.144	Registration Rights Agreement, dated April 11, 2025, between the Company and Generating Alpha Ltd. (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on April 17, 2025)
10.145	Asset Purchase Agreement, dated May 28, 2025, between the Company, Sherman Oil Company LLC and its affiliates (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on May 29, 2025)
10.146	Letter of Intent, dated May 27, 2025, between the Company and Giant Group America, Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on June 2, 2025)
10.147	Stock Purchase Agreement, dated May 29, 2025, between the Company and Generating Alpha Ltd. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on June 5, 2025)
10.148	Registration Rights Agreement, dated May 29, 2025, between the Company and Generating Alpha Ltd. (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on June 5, 2025)
10.149	Promissory Note, dated June 2, 2025, in favor of Prosperity Bank (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on June 10, 2025)
10.150	Form of Exchange Agreement (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on July 18, 2025)
10.151	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on July 18, 2025)
10.152	Letter of Intent, dated July 28, 2025, between the Company and Rock Springs Energy Group, LLC (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 5, 2025)
10.153	Settlement and Release Agreement, dated August 28, 2025, between the Company and EDI International PC (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on September 17, 2025)
10.154	Purchase Agreement, dated September 25, 2025, between the Company and Charles E Webb Jr Family Partnership LTD (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on October 1, 2025)
10.155	Commercial Lease, dated September 25, 2025, between the Company and Charles E Webb Jr Family Partnership LTD (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on October 1, 2025)

10.156	Securities Purchase Agreement, dated November 25, 2025, between the Company and JAK Industrial Ventures LLC (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on December 2, 2025)
10.157	Registration Rights Agreement, dated November 25, 2025, between the Company and JAK Industrial Ventures LLC (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on December 2, 2025)
10.158	Stock Purchase Agreement, dated December 18, 2025, between the Company and Daniel Kroft (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on December 19, 2025)
10.159	Promissory Note, dated December 18, 2025, issued by the Company in favor of Daniel Kroft (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on December 19, 2025)
10.160	Mutual Settlement and Release Agreement, dated February 10, 2026, between the Company and Cedar Advance LLC (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on February 13, 2026)
10.161	Settlement Agreement, dated February 11, 2026, between the Company and Michael McLaren (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on February 18, 2026)
10.162	Settlement Agreement, dated February 11, 2026, between the Company and Michael McLaren (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on February 18, 2026)
10.163	Registration Rights Agreement, dated March 12, 2026, between the Company and JAK Industrial Ventures LLC (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on March 12, 2026)
10.164	Notice of Chapter 11 Bankruptcy Case Filing, dated April 28, 2026 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on May 4, 2026)
10.165	Voluntary Petition, dated April 28, 2026 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on May 4, 2026)
10.166	Form of Unsecured Promissory Note (Seller Note), issued by the Company to the Sellers (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on May 28, 2026)
10.167#	Employment Agreement, dated May 28, 2026, between the Company and Erik Blum (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on June 11, 2026)
10.168	Form of Exchange Agreement (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on June 22, 2026)
10.169	Form of Unsecured Promissory Note (Seller Note) issued by Olenox Industries, Inc. to the Sellers (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on June 22, 2026)
19.1*	Insider Trading Policy
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 of the Annual Report on Form 10-K filed with the SEC on May 7, 2024 (File No. 000-22563))
97.1	Clawback Policy (incorporated by reference to Exhibit 97.1 of the Annual Report on Form 10-K filed with the SEC on May 7, 2024 (File No. 000-22563))
31.1*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of Principal Executive Officer and Principal Financial Officer
32.1**	Certification pursuant to 18 U.S.C. Section 1350 of Principal Executive Officer and Principal Financial Officer
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File as the XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.
#	Management contract or compensatory plan or arrangement required to be identified pursuant to Item 15(a)(3) of this Annual Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLENOX INDUSTRIES INC.
(Registrant)

	By:	/s/ Michael McLaren
Michael McLaren
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date: July 31, 2026